Form 10QSB
period 2005-08-31
Panorama Investments Corp
filed 2005-10-26
CIK 1309082

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For the Period ended August 31, 2005

                         Commission File Number 0-51414


                           PANORAMA INVESTMENTS CORP.
                 (Name of small business issuer in its charter)


       Nevada                                                   98-0417780
(State of incorporation)                                (IRS Employer ID Number)


                          Suite 720 - 999 West Broadway
                          Vancouver, BC, Canada V5Z 1K5
                                 (604) 730.8882
          (Address and telephone number of principal executive offices)


                                  Connie Linder
                          Suite 720 - 999 West Broadway
                          Vancouver, BC, Canada V5Z 1K5
                    Phone: (604) 730.8882 Fax: (604) 738.4080
            (Name, address and telephone number of agent for service)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 2,500,000 shares of Common Stock outstanding as of August 31, 2005.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 9 months ended August 31, 2005, prepared by the company, immediately follow.

                           PANORAMA INVESTMENTS CORP.
                          (A Development Stage Company)

                              INTERIM BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                     AUGUST 31         NOVEMBER 30
                                                                       2005               2004
                                                                     --------           --------
                                                                   (Unaudited)          (Audited)
ASSETS

CURRENT
  Cash                                                               $ 28,826           $ 44,983
  Inventory                                                             1,480                 --
  Prepaid expense                                                         471                 --
                                                                     --------           --------

                                                                     $ 30,777           $ 44,983
                                                                     ========           ========

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                           $  1,173           $  2,980
  Due to shareholder (Note 4)                                              --              2,450
                                                                     --------           --------
                                                                        1,173              5,430
                                                                     --------           --------
STOCKHOLDERS' EQUITY

SHARE CAPITAL (Note 5)
  Authorized:
    100,000,000 Common shares, par value $0.001 per share
    10,000,000 Preferred shares, par value $0.001 per share
  Issued and outstanding:
    2,500,000 Common shares                                             2,500              2,500

ADDITIONAL PAID-IN CAPITAL                                             48,000             43,500

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                      (20,896)            (6,447)
                                                                     --------           --------
                                                                       29,604             39,553
                                                                     --------           --------

                                                                     $ 30,777           $ 44,983
                                                                     ========           ========

                           PANORAMA INVESTMENTS CORP.
                          (A Development Stage Company)

                         INTERIM STATEMENT OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                                           CUMULATIVE
                                                                                                           PERIOD FROM
                                                                                                            INCEPTION
                                                                                                           DECEMBER 16
                                            THREE MONTHS ENDED                NINE MONTHS ENDED              2003 TO
                                                AUGUST 31                         AUGUST 31                 AUGUST 31
                                          2005             2004             2005             2004             2005
                                      -----------      -----------      -----------      -----------      -----------
REVENUE                               $       206      $        --      $       416      $        --      $       416

COST OF GOODS SOLD                            148               --              318               --              318
                                      -----------      -----------      -----------      -----------      -----------

GROSS PROFIT                                   58               --               98               --               98
                                      -----------      -----------      -----------      -----------      -----------

EXPENSES
  Bank charges                                 37               18              242               76              242
  Consulting fees                           1,500               --            4,500               --            4,500
  Filing fees                                 863               --            1,372               --            3,182
  Office and sundry                           408              180            1,477              100            3,394
  Organizational costs                         --               --               --              840              840
  Professional fees                         1,593              800            5,673              800            7,553
  Website programming                         128               --            1,283               --            1,283
                                      -----------      -----------      -----------      -----------      -----------
                                            4,529              998           14,547            1,816           20,994
                                      -----------      -----------      -----------      -----------      -----------

NET LOSS FOR THE PERIOD               $    (4,471)     $      (998)     $   (14,449)     $    (1,816)     $   (20,896)
                                      ===========      ===========      ===========      ===========      ===========

BASIC AND DILUTED LOSS PER SHARE      $     (0.00)     $     (0.00)     $     (0.01)     $     (0.00)
                                      ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                    2,500,000        1,000,000        2,500,000          810,909
                                      ===========      ===========      ===========      ===========

                           PANORAMA INVESTMENTS CORP.
                          (A Development Stage Company)

                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                                          CUMULATIVE
                                                                                                          PERIOD FROM
                                                                                                           INCEPTION
                                                                                                          DECEMBER 16
                                                      THREE MONTHS ENDED          NINE MONTHS ENDED         2003 TO
                                                          AUGUST 31                   AUGUST 31            AUGUST 31
                                                     2005          2004          2005          2004          2005
                                                   --------      --------      --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                          $ (4,471)     $   (998)     $(14,449)     $ (1,816)     $(20,896)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH
 USED BY OPERATING ACTIVITIES
  Inventory                                             148            --        (1,480)           --        (1,480)
  Prepaid expense                                        --            --          (471)           --          (471)

  Accounts payable and accrued liabilities              673           800        (1,807)          800         1,173
  Due to shareholder                                     --            --        (2,450)          840            --
  Non-cash services from a director                   1,500            --         4,500            --         4,500
                                                   --------      --------      --------      --------      --------
                                                     (2,150)         (198)      (16,157)         (176)      (17,174)
                                                   --------      --------      --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITY
  Share capital issued                                   --            --            --         1,000        46,000
                                                   --------      --------      --------      --------      --------

(DECREASE) INCREASE IN CASH                          (2,150)         (198)      (16,157)          824        28,826

CASH, BEGINNING OF PERIOD                            30,976         1,022        44,983            --            --
                                                   --------      --------      --------      --------      --------

CASH, END OF PERIOD                                $ 28,826      $    824      $ 28,826      $    824      $ 28,826
                                                   ========      ========      ========      ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                    $     --      $     --      $     --      $     --      $     --
  Income taxes paid                                $     --      $     --      $     --      $     --      $     --
                                                   ========      ========      ========      ========      ========

                           PANORAMA INVESTMENTS CORP.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

           PERIOD FROM INCEPTION, DECEMBER 16, 2003 TO AUGUST 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                        DEFICIT
                                                                                      ACCUMULATED
                                               COMMON STOCK            ADDITIONAL      DURING THE
                                          ----------------------        PAID-IN       DEVELOPMENT
                                          SHARES          AMOUNT        CAPITAL          STAGE            TOTAL
                                          ------          ------        -------          -----            -----
Shares issued for cash at $0.001         1,000,000        $1,000        $    --        $     --         $  1,000

Shares issued for cash at $0.03          1,500,000         1,500         43,500              --           45,000
Net loss for the period                         --            --             --          (6,447)          (6,447)
                                         ---------        ------        -------        --------         --------

Balance, November 30, 2004               2,500,000         2,500         43,500          (6,447)          39,553


Non-cash services from a director               --            --          3,000              --            3,000
Net loss for the period                         --            --             --         (14,449)         (14,449)
                                         ---------        ------        -------        --------         --------

Balance, August 31, 2005                 2,500,000        $2,500        $46,500        $(20,896)        $ 28,104
                                         =========        ======        =======        ========         ========

                           PANORAMA INVESTMENTS CORP.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 AUGUST 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


1. BASIS OF PRESENTATION

     The unaudited interim financial statements as of August 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the November 30, 2004 audited financial statements and notes thereto.

2. NATURE OF OPERATIONS

     a)   Organization

          The Company was incorporated in the State of Nevada, U.S.A., on December 16, 2003. The intended year end of the Company is November 30.

     b)   Going Concern

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

          As shown in the accompanying financial statements, the Company has incurred a net loss of $20,896 for the period from inception, December 16, 2003, to August 31, 2005, and has minimal sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its wholesale and online internet sales business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3. SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

                           PANORAMA INVESTMENTS CORP.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 AUGUST 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)   Organizational and Start Up Costs

          Costs of start up activities, including organizational costs, are expensed as incurred.

     b)   Inventory

          Inventory of gift shop items are stated at the lower of cost or net realizable value determined on a specific item basis.

     c)   Revenue Recognition

          The Company recognizes revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, and probable collectibility.

     d)   Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

     e)   Financial Instruments

          The Company's financial instruments consist of cash, accounts payable and accrued liabilities, and amounts due to shareholder. Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

                           PANORAMA INVESTMENTS CORP.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 AUGUST 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f)   Foreign Currency Translation

          The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

          i)   monetary items at the rate  prevailing at the balance sheet date;
          ii)  non-monetary items at the historical  exchange rate;
          iii) revenue and expense at the average rate in effect during the applicable accounting period.

     g)   Income Taxes

          The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

     h)   Basic and Diluted Loss Per Share

          Basic loss per share is calculated using the weighted average number of shares issued and outstanding during the year. Diluted loss per share is calculated using the treasury stock method.

     i)   New Accounting Standards

          Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

4. RELATED PARTY TRANSACTIONS

     a)   Due to Shareholder

          The balance due to a director and principal shareholder is unsecured and interest free with no specified terms of repayment.

                           PANORAMA INVESTMENTS CORP.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 AUGUST 31, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


4. RELATED PARTY TRANSACTIONS (Continued)

     b)   Services Rendered by Related Parties

          The Company has been provided with non-cash services from an officer and director. Accordingly, consulting services have been recorded of $4,500 (2004 - $Nil), and additional paid-in capital has been increased by the corresponding amount.

          The value of the consulting services has been calculated by establishing the fair value of the hourly rate, times the estimated total hours spent by the director. No monetary amount will be paid or exchanged for these services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated limited revenues to date.

We incurred operating expenses of $4,529 and $14,547 for the three month and nine month periods ended August 31, 2005. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three and nine months ended August 31, 2005 was $4,471 and $14,449, respectively. Our net loss for the three and nine months ended August 31, 2004 was $998 and $1,816, respectively.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We expect our current cash balance of $28,826 at August 31, 2005 to satisfy our cash requirements until we are able to generate additional revenue. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans. After that twelve month period, if we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans, however no such plans are currently anticipated.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following milestones are based on estimates derived from research and marketing data accumulated by our directors. They are estimates only. The amount of initial inventory, working capital requirements and the other projected milestones are approximations only and subject to adjustment based on costs and needs.

To date, we have accomplished the following milestones in pursuit of our business plans:

1.   Obtained office facilities in Vancouver, British Columbia, Canada;

2.   Applied for applicable business licenses;

3.   Obtained capital through sales of our common equity;

4. Located potential suppliers in Asia and purchased sample products to evaluate potential marketability;

5. Conducted discussions regarding a partner relationship with Metahos Magazine, the official magazine of Olympic Airlines;

6. Streamlined, designed and programmed our electronic storefront at www. theshopstop.biz;

7. Secured new product, the "Glam belt" and merchandised it at local summer trade shows in Vancouver, Canada and the New York Young Designers Market;

8.   Contacted potential distribution companies in North America;

9.   Established new consignment/retail accounts;

10.  Hired a part-time consignment based salesperson; and

11.  Sales have commenced and revenue is being generated.

In order to become fully operational and profitable, we will need to achieve each of the milestones outlined below, the cost of which will be paid from cash on hand:

September-December, 2005 -- Continue retailing via consignment, with the addition of new locations and outlets. Additional inventory may need to be purchased, estimated not to exceed $3,000. September-December, 2005 -- Establish new wholesale and retail accounts and placement of product into retail stores.

September - October, 2005 - Secure exclusive rights on appropriate products for distribution in North America. Our director, Steve Bekropoulos will negotiate the terms at no cost to the company. September - October, 2005 -- Undertake a market survey to identify trends. Estimated to cost $1,000.
September - October 2005-- Collect and assimilate feedback and market survey information from vendors to enhance and streamline purchasing and merchandising. Our director, Steve Bekropoulos will accomplish this at no cost to the company.

October -- December, 2005 -- Launch a public advertising campaign, estimated to cost approximately $5,000, which will be supported by additional sales representatives that will be paid on a commission only basis. Concurrently, our website marketing, including Google, yahoo, MSN and AOL optimization, will begin, the cost of which is estimated to be approximately $1,200.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of August 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our November 30, 2004 audited financial statements and notes thereto, which can be found in our Form 10-SB Registration Statement and the amendments thereto on the SEC website at www.sec.gov under our SEC File Number 0-51414.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)   Organizational and Start Up Costs

          Costs of start up activities, including organizational costs, are expensed as incurred.

     b)   Inventory

          Inventory of gift shop items are stated at the lower of cost or net realizable value determined on a specific item basis.

     c)   Revenue Recognition

          The Company recognizes revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, and probable collectibility.

     d)   Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

     e)   Financial Instruments

          The Company's financial instruments consist of cash, accounts payable and accrued liabilities, and amounts due to shareholder. Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

     f)   Foreign Currency Translation

          The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

          i)   monetary items at the rate prevailing at the balance sheet date;
          ii)  non-monetary items at the historical exchange rate;
          iii) revenue and expense at the average rate in effect during the applicable accounting period.

     g)   Income Taxes

          The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

     h)   Basic and Diluted Loss Per Share

          Basic loss per share is calculated using the weighted average number of shares issued and outstanding during the year. Diluted loss per share is calculated using the treasury stock method.

     i)   New Accounting Standards

          Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-QSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(D) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this registration statement filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed under SEC File Number 0-51414, at the SEC website at www.sec.gov:

       Exhibit No.                   Description
       -----------                   -----------
         3.1          Articles of Incorporation*
         3.2          Bylaws*
         31.1         Sec. 302 Certification of Principal Executive Officer
         31.2         Sec. 302 Certification of Principal Financial Officer
         32.1         Sec. 906 Certification of Principal Executive Officer
         32.2         Sec. 906 Certification of Principal Financial Officer

There were no reports filed on Form 8-K during the quarter ended August 31, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 26, 2005              Panorama Investments Corp., Registrant


                              By: /s/ Connie Linder
                                 ----------------------------------
                                 Connie Linder, President and Chief
                                 Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 26, 2005              Panorama Investments Corp., Registrant


                              By: /s/ Connie Linder
                                 ----------------------------------
                                 Connie Linder, President and Chief
                                 Executive Officer



                              By: /s/ Steven Bekropoulos
                                 ----------------------------------
                                 Steven Bekropoulos, Treasurer, Chief Financial Officer, and Principal Accounting Officer