Form 10KSB
period 2005-11-30
Panorama Investments Corp
filed 2006-02-14
CIK 1309082

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended November 30, 2005

                         Commission File Number 0-51414


                           PANORAMA INVESTMENTS CORP.
                 (Name of Small Business Issuer in Its Charter)


           NEVADA                                                98-0417780
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

      Suite 720 - 999 West Broadway
        Vancouver, BC  Canada                                     V5Z 1K5
(Address of principal Executive Offices)                         (Zip Code)

      (604) 730.8882                                           (604) 738.4080
(Issuer's Telephone Number)                                (Issuer's Fax Number)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]

As of November 30, 2005, the registrant had 2,500,000 shares of common stock, $.001 par value, issued and outstanding. No market value has been computed based upon the fact that no market has been established at this time.

DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                            1
Item 2.  Description of Property                                            8
Item 3.  Legal Proceedings                                                  8
Item 4.  Submission of Matters to a Vote of Securities Holders              8

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities               8
Item 6.  Management's Discussion of Analysis or Plan of Operation           9
Item 7.  Financial Statements                                              12
Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                               12
Item 8A. Controls and Procedures                                           12

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons      13
Item 10. Executive Compensation                                            15
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                        15
Item 12. Certain Relationships and Related Transactions                    16
Item13.  Exhibits                                                          16
Item 14. Principal Accountant Fees and Services                            16

Signatures                                                                 17

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Principal Products or Services and Markets

GENERAL INFORMATION

We were incorporated in the State of Nevada on December 16, 2003, under the name Panorama Investments Corp. We have voluntarily filed a Form 10-SB with the intention of establishing a fully reporting status with the United States Securities and Exchange Commission.

We are in the development stage, have commenced limited business operations, but have not yet generated substantial revenues or income, and have incurred net operating losses of $29,700 since inception. We are not a "blank check" company, as that term is defined by federal securities laws, as we are conducting business operations, even though we are in the early stages of development and have not yet generated substantial revenues. We have no plans to enter into any business combination, but rather, plan to continue to build and develop our business.

Immediately after incorporation of the Company in December, 2003, a total of 1,000,000 shares were issued to the directors of the Company for gross proceeds of $1,000. In September, 2004 an additional 100,000 shares were issued to an officer and director for $3,000. By November 2004, we raised an additional $42,000 through the sale of 1,400,000 shares in an offering of our securities to the public, pursuant to an exemption provided by Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended. The registration statement for the offering was filed and qualified for sale by the Nevada Securities Division. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

BUSINESS OVERVIEW

The Company intends to supply high quality giftware and specialty items to the North American marketplace. The Company expects to source a large variety of products from all over the world, chosen for their unique qualities, competitive pricing and high demand. The Company has purchased samples of the "Glambelt", a trendy elasticized glittered sequin multi-colored belt that can be worn with jeans to formal wear, and several jewelry items including earrings, necklaces, bracelets, anklets, pendants and hair accessories from the designers. The jewelry is available as separate pieces or in sets. While we have no exclusive contract with the designers, they have produced them for us and have not sold them to anyone else. The belt portion of the Glambelt is not exclusive to the company, but we do provide the designers with ribbon ties that are individually designed by us that are attached to the ends of the belt to create a design that is specific to the company.

The Company will retail its products through their online store which has been established at its website at www.theshopstop.biz which currently features 2,800 products and accepts VISA, MasterCard and American Express payments and ships orders through UPS from our warehouse. We do not have a contract with UPS, if in the future, UPS service is not available we will use other available shipping companies such as Canada Post, DHL or Federal Express. The Company will also market their products at trade shows, craft shows and home living shows as well as using email marketing campaigns. It will also wholesale its products to small gift shops and stores specializing in specialty items either by selling direct or by consigning products to them.

The expansion of the North American market for the Company's products is unlimited. The intent of the Company is to start with the Canadian market and access the entire North American marketplace through the online storefront at www.theshopstop.biz.

PRODUCT LINE

The Company will feature giftware items from at least two major suppliers (PENNY WHITE CO. and SMC) and intends to augment this with specialty items not readily available in North America. A director of the Company, Serena Tan, has developed business contacts around the globe through her career working for an international airline. Ms. Tan will be increasing the time she devotes to the marketing and promotional aspects of the company by developing her contacts with potential suppliers and clients. The Company intends to use these contacts to supply unique items to the North American marketplace via its electronic storefront at www.theshopstop.biz and small gift shops and other stores. Mr. Bekropoulos will be responsible for maintaining the contacts Ms. Tan has identified, ordering the samples and delivering the product to clients. Recognizing that the fastest growing segments in giftware include home decorative accessories, stationary, greeting cards and paper products, the Company will source specialty items supporting this trend. Similarly, the Company will provide consumers with sought after affordable products, such as flatware, candles and candle accessories, garden art, collectibles, sporting goods, books, CD's and software.

Some specialty products that are initially featured are imported from a Thai supplier (PENNY WHITE CO. LTD. www.sandstone.in.th), showcasing a group of modern perception artists working on sandstone housewares and decorative items: such as, vases, frames, candle holders and table top giftware. The online storefront currently features products from an eclectic supplier of quality giftware items, SMC. Another potential supplier identified by the Company is GLOBAL SOURCES, and the Company has ordered select items from this supplier to test in the marketplace. The Company has identified a supplier of lush fabrics, Baisri Creation Company, Ltd. (www.baisrishop.com), to meet the increasing demand for this specialty item. We have not yet entered into a supply contract agreement with them. The Company conducted a simple market survey to collect data directly from our vendors and their consumers on their behaviors, perceptions, needs, attitudes, and opinions. Based on the findings of this survey it was determined by management that we needed to expand our product line to include more quality hand produced products, signed by the designer, which are not commonly available in mass market stores. Until we determine which products will be well received by our customers, we do not intend to enter into any contracts with any suppliers, but rather, will continue to purchase small samplings of products from each company to establish a product line.

In association with a4sanity, a Western Canada design firm and creator of trendy fashion items, the Company has presented some of its products at the Vancouver Night Market in Chinatown and Richmond. There is no contractual agreement with a4sanity to produce products for us. We may also purchase other items from them to expand our product line in the future. Styled after Asian marketplaces the Vancouver Night Market is held Friday, Saturday and Sunday nights May through September. Merchants close 2 separate blocks to traffic and cover them with booths, tables, and food stalls offering all type of merchandise including garments, accessories and novelties, etc. We will also continue to participate in the New York young designers market (268 Mulberry Street, NY, New York). The

New York young designers market is similar to the Vancouver Market but is known more for being a "buyer's preview" to the fashion industry, introducing new artists, designers, trends and unveiling new product lines. This year Mr. Bekropoulos, one of our director's, has represented the company with a booth at the Vancouver Night Market 9 times and a third party has represented our products twice at the New York young designers market.

SALES & MARKETING

The Company plans on marketing its products both by wholesale and retail in a number of different ways. The Company plans to wholesale or consign its products to small gift shops and stores specializing in specialty items. Several such retail outlets have been identified in Western Canada including QUALITY TREASURES OF THE WILDERNESS INC., OBSESSIONS, BOMBAY, MOTIV, DREAM and THE BLOCK. The Company also plans to retail its products through trade/craft/home living shows and via its recently completed online store.

Using direct sales, the Company has sold and intends to continue selling its products to small gift shops and stores specializing in specialty items such as those listed above and others. As the market for these products is quite competitive the Company feels that it may initially have to offer consignment terms to many of its clients. Our current consignment agreement allows the consignee to sell the goods at a reasonable retail price of their choosing, with the consignee receiving the amount over the wholesale price set by the Company. Once the Company starts to establish its brand name, it feels it will be in a stronger position and will no longer need to offer consignment terms for its products.

The Company plans to attend local trade/craft/home living shows where it will sell its products and build up its database of potential retail and wholesale purchasers. This method will also keep sales costs fairly low; however, as there are not that many such local shows, the amount of sales from this method is not expected to be significant.

The Company hosts an online store at its website, www.theshopstop.biz, where its products can be purchased and shipped. Due to the high cost of shipping, the Company plans to only make its products available in Canada and the United States initially. The Company has developed a friendly interactive web site where consumers can order products, pay for them with their credit card and have the products shipped to them. As Internet usage continues to grow and online purchases become much more commonplace, it is expected that this will become an inexpensive and effective way for the Company to sell its products.

Once the business is established, the Company hopes to expand its sales channels to potentially include sales to small boutique hotels. The Company plans on using many of its sales methods to market its products at the same time as they are featured on its website, www.theshopstop.biz. The Company feels that once it has acquired a new customer, that individual will continue to return and purchase more of the Company's products as opposed to being a one-time purchase.

The Company will use its website not only as an online store, but as a marketing tool as well. The website will contain pictures and information about the products and it will be strategically placed in search engines. The Company plans to drive traffic to its website using direct email marketing campaigns and feature ads in specialty publications, such as Metohos, the in-flight magazine of Olympic Airlines. It is also planning to create banners and have them inserted using Commission Junction, a banner swap exchange program. The program works by other websites hosting the Company's banner and any purchases that are derived from that banner ad will generate commissions for the host website. Commission fees are set by the Company whose banner is displayed. The Company plans on offering a 10%-20% commission for any sales generated by this method. The Company's products will also be wrapped attractively using techniques used by high-end giftware stores. The Company's website will be prominently displayed on the product wrapping in a tasteful manner.

As Internet usage continues to grow and online purchases become much more commonplace, we are hoping this will become an inexpensive and effective way for us to market and sell our products; however, at this time, we have received no online orders and are monitoring the effectiveness of our current website design. We have submitted our website to the major search engines (AOL, Yahoo, Google, Excite and MSN) in an effort to be listed using "search engine optimization" techniques. These techniques include developing proper title, header and meta tags within our website, using the right "keywords" to attract the right type of products using search engines.

We have secured our on-line presence with Colony One On-Line, an integrated E-business web hosting company. We paid an initial fee of $1,295 for the website and credit card services provided by USA Card Services. We will pay Colony One an annual fee of $59 to continue the service and 2.36% of each credit card sale to USA Card Services. In addition, we may engage the services of an online marketing company that specializes in email marketing campaigns using opt-in email lists. These email lists are not spam, but rather, are lists of customers who have specifically requested information on various topics and/or products. There are many companies that perform this service and we are currently conducting research on them to determine their success ratings, price comparisons and timing to determine which may best suit our marketing targets. At this time, we have not yet chosen an online marketing firm, nor have we contacted or entered into any negotiations with any such firm.

The Company plans to attend trade/craft/home living shows where it will sell and market its products. Even though the Company does not plan on achieving large sales from these shows, it feels that they could generate exposure for the Company's products and help build brand awareness, while directing consumers to the electronic storefront and building a database of potential retail and wholesale clients.
We also intend to hire direct sales representatives on a commission only basis and have commenced interviewing potential sales representatives. Our officers and directors are presently interviewing sales representatives who will then expand the marketing of our products to retailers and specialty shops outside of the Vancouver area.

Currently our consignment/retail sales comprise approximately 90% of our business, with the remaining 10% being generated by internet sales.

As of November 30, 2005 the limited purchases of our promotional products have offset against our promotional supplies expense.

FULFILLMENT AND DISTRIBUTION

We will fulfill all customer orders for Canadian held inventory from our home office in Canada. We will pack the items and then deliver them to UPS, the postal service or other shipping company for distribution to consumers in Canada and the United States. We are committed to shipping accurate orders, efficiently and in a timely manner. Delivery time is currently estimated to be within ten business days from the date of the receipt of the order. We will charge each customer in advance for the shipping costs associated with the order.

CUSTOMER SERVICE

The typical shopping experience begins with the search for products that meet specific needs, including the ordering process and extends through product delivery and post purchase support. We believe that the ability to accurately fulfill orders, ship products quickly to a customer's door and efficiently handle customer inquiries is as important to customer satisfaction as a superior product selection.

We believe that a high level of customer service and support is critical to retaining and expanding a reliable, repeat customer base and for establishing and maintaining a trusted brand name. Accordingly, while we currently do not have the financial resources, nor the need to employ any customer service personnel, we do intend to develop a stringent customer service policy. Currently, management will be available via e-mail, from 8:00 a.m. to 5:00 p.m., EST, Monday through Friday, or via voicemail. We will provide order and shipping confirmations (with tracking numbers) or notifications of out- of-stock items to customers via email. We are dedicated to providing superior customer satisfaction to secure repeat customers.

ADVERTISING

We have been in discussions with Metohos magazine, the official in-flight magazine of Olympic Airlines, regarding advertising and sourcing of our products to a target group of consumers. The magazine has an extensive shopping section that includes products that are similar to our product line. There are currently no contracts or agreements to do so. We have not yet conducted any type of advertising; however, we plan to launch an advertising campaign during January - March 2006 by placing ads in trade magazines, including Metohos magazine. We currently have $5,000 budgeted for the campaign from cash on hand. Once we have launched our marketing campaign we will begin registering our website with several search engines, including Google, Yahoo, MSN and AOL.

COMPETITIVE BUSINESS CONDITIONS AND THE ISSUER'S COMPETITIVE POSITION

Competition for the Company's products comes from several sources. The first being the larger giftware companies who make their products available for the online consumer market such as ParagonGifts.com, SpencerGifts.com, FindGift.com and Amazon.com. The second group ranges from smaller niche-market product suppliers that provide a deeper array of giftware and specialty items within a product category, such as paper products, candles or select fashion items to small specialty stores found in tourist areas and fashion shopping districts.

The primary factors for success for the Company will be its relationships to overseas product suppliers, competitive pricing, desirable products and its ability to market effectively. By focusing on the products with the most rapidly growing demand, the Company will seek to establish, maintain and strengthen its "brand name" by providing consumers with what they are looking for in specialty and giftware items. The Company will ensure that its products are competitively priced and will offer a variety of items. By aggressively focusing on several different sales channels, the Company feels that it will be able to build up its brand name.

GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

We have received our U.S. Federal Employer Identification Number (98-04 17780) and our Nevada Business License (368046176) and have filed our British Columbia provincial registration papers so that we are properly registered to operate and conduct wholesale (wholesale business license number 05-171724) and retail business (retail business license number 05-171726) in the city of Vancouver, British Columbia, Canada where we have established a Canadian office.

EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS

Internet Service Regulation- There are currently no definitive laws relating to ecommerce business or online sales of products. It is possible that claims could be made against online e-commerce companies in the future under both US and foreign laws for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, among others, which could impact the sale of products via the Internet and, specifically, impact our ability to sell products online. Internet Security continues to remain a concern to companies which conduct business via the web; however, with money now exchanging hands in Internet transactions, it is an even greater concern. The potential for viruses which can virtually destroy a system is a distinct possibility and hackers now have the potential technology to wreak havoc on any business operation. Unsecured transactions on the Internet are subject to inspection by just about anyone who knows how to access the information regarding them. As credit card or checking account numbers are being exchanged, the window of opportunity for theft is wide open. Our website service provider, Colony One On-Line, provides security measures for orders from our website. There is no written contract between the Company and Colony One On-Line/USA Card Services as the transaction was done online.

Import regulations - Our Management's research has determined that products imported from China and most of Southeast Asia are covered under the MFN (Most-Favored- Nation) Tariff Treaty. As such, the import tariff rates on the products we import will range between 0-11%, depending on the item. In addition, all imported items will be subject to the Goods and Services Tax (GST), currently 7%, which will be passed on and recovered from the customer at the time of sale. Customs Inspections and Controls - Our imported products will be subject to Canadian Customs inspections and controls. As such, all of our product shipments will be processed at the border point of receipt (e.g., highway, rail, airport, seaport or mail center) or through a customs broker. The delivery carrier will provide an appropriate sales receipt or invoice to the customs inspector that describes the goods and prices of each item in detail, along with a certificate of origin. Once the customs inspector is satisfied the shipment is valid and all products are verified against the packing slip or invoice, the shipment is released to us for pickup.

Because the principle sources of our products, namely specialty gift items, will be from Southeast Asia, changes in policy and restrictions imposed by the Canadian government regarding imports from certain countries could, if implemented, negatively affect our business by:

     - Limiting or completely restricting importation from these foreign countries of certain products;
     - Driving up our cost of goods sold so that, in order to generate a profit, we are forced to increase our retail prices to levels that are unattractive or unreasonable;
     - Driving up the cost of goods sold and potentially causing our costs of goods to exceed income;
     - Increasing tariffs, importation costs and taxes so that it is no longer economically feasible to purchase and import such items; and
     - Imposing cumbersome, lengthy or difficult to follow protocols upon importers, making it no longer feasible to import these products.

We have discussed the various tariffs and laws associated with importing our intended products with a customs broker and have been advised that there are no prohibitive laws regarding any of our proposed products at this time.

Our management does not believe there are any other existing or probable government regulations could impact our business. However, we could be indirectly affected if our independent suppliers fail to operate in compliance with applicable laws and regulations. We do not control any potential vendors or their labor practices. The violation of labor or other laws by an independent supplier, or the divergence of such a supplier's labor practices from those generally accepted as ethical in the United States, could result in adverse publicity for us and could reduce sales of our products.

EMPLOYEES

We have secured a part-time commission-based sales person as of September 2005. Their participation has been limited due to our small sample of products but we anticipate it increasing in the near future. The commission paid will vary between 15% and 20% based on the product sold. The sales person has had no relationship or affiliation with the company or management.

PATENTS AND TRADEMARKS

We currently have no patents or trademarks, nor do we intend to file for any patent or trademark protection in the future. Our business is based on the import and sale of other companies' products and, as such, no patent or trademark protection is required for the conduct of our business operations. Since we have no patent or trademark rights, unauthorized persons may attempt to copy aspects of our business, including our web site designs, product information and sales mechanics, or to obtain and use information that we regard as proprietary, such as the technology used to operate our web site and web content. Any encroachment upon our proprietary information, including the unauthorized use of our name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

REPORTS TO SECURITY HOLDERS

We provide an annual report that includes our audited financial information to our shareholders upon written request. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Securities Exchange Act of 1934. We will be subject to disclosure filing requirements including filing a Form 10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event our obligation to file such reports is suspended under the Exchange Act.

The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street, N.E., Washington D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2 - DESCRIPTION OF PROPERTY

Panorama Investments Corp. is a Nevada corporation with headquarters in Canada. Our mailing address is Panorama Investments Corp. Suite 720 - 999 West Broadway Vancouver, British Columbia, Canada V5Z 1K5 and our telephone number is (604)
730.8882. We currently rent shared office space from MPS Executive Suites which includes answering services, fax services, reception area and shared office and boardroom meeting facilities. We pay approximately $140 per month and the office arrangement is based on a monthly basis. However, there is no rental agreement at this time. There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use. We believe that this arrangement is suitable given the nature of our current operations, and also believe that we will not need to lease additional administrative offices for at least the next 12 months. We currently use the home of one of our officers, Steven Bekropoulos, at no cost to us, to store our promotional supply inventory; however, at such time as our business expands and this space becomes insufficient, we will seek to lease larger warehouse space for inventory storage.

INVESTMENT POLICIES

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended November 30, 2005.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently traded on the Pink Sheets under the symbol PICV however, active trading has not yet commenced. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

SHARES AVAILABLE UNDER RULE 144

There are currently 1,100,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 1,100,000 shares are held by our affiliates, as that term is defined in Rule 144(a)(1). At the present time, the resale or transfer of the restricted shares of Common Stock is not permissible. In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least one year, including affiliates, may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of(i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited re-sales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

Our officers and directors, possessing 44% of our voting common stock, control significantly all of our activities and thus, may affect the determination of whether dividends are paid on to our stockholders.

HOLDERS

As of November 30, 2005, we have 2,500,000 Shares of $0.001 par value common stock issued and outstanding held by 35 shareholders of record.

Our transfer agent is Empire Stock Transfer Inc. 7251 West Lake Mead Boulevard, Suite 300, Las Vegas, Nevada 89128 USA Telephone: 702.562.4091.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are in the development stage, have commenced limited business operations, but have not yet realized any substantial income and have incurred net operating losses of $29,700 since inception through November 30, 2005. We expect our current cash in the bank of $26,579, plus revenues we expect to derive from business operations to satisfy cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans.

Our continued operations are dependent upon our ability to generate revenues from operations and/or obtain further financing, if and when needed, through borrowing from banks or other lenders or equity funding. There is no assurance that sufficient revenues can be generated or that additional financing will be available, if and when required, or on terms favorable to us. If we are unable to generate sufficient revenues and/or obtain financing if and when needed, our current business plans could fail.

We have purchased approximately $2,000 of sample products for test marketing and the limited sales of these products have been offset against our promotional supplies expense. We ordered additional products from several suppliers and received those in August 2005. We used these to fill pending orders, and have begun our marketing campaign with retail outlets to place our products in their stores. During the next 12 months, we intend to spend minimal funds on marketing research and have completed a simple market survey through our retail consignment locations.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months. For the period from inception to November 30, 2005, we had minimal income and incurred net operating losses of $29,700, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our registration documents in the State of Nevada; our Form 10SB registration statement; and acquisition of our initial samples/inventory.

Net cash provided by financing activities since inception was $46,000, $42,000 of which were the total proceeds raised in an offering of our securities conducted in the State of Nevada under an exemption provided by Rule 504 of Regulation D of the Securities Act of 1933 and $4,000 of which were the total proceeds raised from the private sale of stock to the officers and directors.

In the event we are unable to generate revenues sufficient for operations, we may need to consider raising additional funds through loans or the sale of additional equity securities for use in our day-to-day operations. Currently, no such loans or equity sales are planned. Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

PLAN OF OPERATIONS/MILESTONES

To date, we have accomplished the following milestones in pursuit of our business plans:

     1. Obtained office facilities in Vancouver, British Columbia, Canada from our director, Steven Bekropoulos;

     2. Mr. Bekropoulos applied for the applicable business licenses including a business license to operate in Canada, as well as obtaining a Canadian federal tax number to collect the federal Goods and Services Tax (GST) on all sales made within Canada;

     3. Obtained capital through sales of our common equity. On January 21, 2004 we issued a total of 1,000,000 shares of our $0.001 par value common stock as founder's shares to Nick Bekropoulos (400,000 shares), Steven Bekropoulos (400,000 shares) and Serena Tan (200,000 shares) all of whom were officers and directors. The shares were issued in exchange for cash in the aggregate amount of $1,000. Of the 1,000,000 shares issued, 400,000 are now held by Connie Linder, who purchased them from Nick Bekropoulos on March 8, 2004 for $0.001 per share. In September 2004, 100,000 shares were issued to Steven Bekropoulos for $3,000 cash ($0.03 per share). In November 2004, we completed an offering of shares of common stock in accordance with Regulation D, Rule 504 of the Securities Act, and the registration by qualification of the offering in the State of Nevada. We sold 1,400,000 shares of common stock, par value, at a price of $0.03 per share to 32 investors;

     4. Ms. Tan and Mr. Bekropoulos telephoned the sales office of Metohos Magazine, the official in-flight magazine of Olympic Airlines to inquire about the types of products they advertise in their shopping section of the magazine. Discussions also included the type of relationship it would be, either straight advertising or a partnership based relationship wherein the magazine would share in the profitability of the product;

     5. Mr. Bekropoulos worked to categorize our website to insure quicker hits and navigation for the large number of products. He streamlined our shopping cart & payment facilities, and designed and programmed our electronic storefront at www. theshopstop.biz;

     6. Ms. Linder and Mr. Bekropoulos secured new product, the "Glam belt" and merchandised it at local summer trade shows in Vancouver, Canada and the New York Young Designers Market. Mr. Bekropoulos set up display table and manned the display at the Vancouver shows & subcontracted to a 3rd party to display our product to the shows in New York;

     7. Mr. Bekropoulos made telephone and e-mail contact with potential distribution companies in North America through internet sourcing, trade show directory & referrals from suppliers, requesting catalogs and pricing;

     8. Mr. Bekropoulos established new consignment/retail accounts by driving in retail districts, approaching the consignment and retail stores introducing them to our products and securing consignment agreements;

     9. Mr. Bekropoulos and Ms. Linder hired a part-time consignment based salesperson. They posted job opportunities at local colleges and community centers and spoke to industry professionals interested in additional lines;

     10. Sales have commenced and income is being generated from our sample products being offered for sale;

     11. Mr. Bekropoulos and Ms. Linder completed a market survey to identify trends. The results of the survey highlighted the desire of the stores and buyers for higher quality, hand produced, signed by designer products that are not commonly available in mass market stores. The cost of the survey was completed within our estimated budget of $1,000; and

     12. Based upon the findings of the market survey it was determined that Mr. Bekropoulos should make two trips to attend trade shows to locate potential suppliers in Asia and purchase sample products to evaluate their potential marketability. From October 17-22 he attended the Bangkok International Gift Fair 2005 and from December 2-11 he was at the Thailand Bestbuys 2005 show.

In order to become fully operational and profitable, we will need to achieve each of the milestones outlined below, the cost of which will be paid from cash on hand:

January - March 2006 -- Mr. Bekropoulos and our salesperson will continue retailing via consignment, with the addition of new locations and outlets. Inventory from our current product line may need to be purchased. Mr. Bekropoulos will source new product that was identified at the 2 trade shows he attended. The estimated budget for these purchases is not expected to exceed $3,000.

January - March, 2006 - We will work to secure exclusive rights on appropriate products from the Thailand trade shows for distribution in North America. Our director, Steve Bekropoulos will negotiate the terms at no cost to the company.

January - March, 2006 -- Once the new products we identified to expand our product base arrive from the trade show contacts, we will launch a public advertising campaign, estimated to cost approximately $5,000. Ms. Linder and Ms. Tan will contact an advertising company to assist us in the planning of the campaign. We have not yet identified the advertising company we will use. The potential increase in sales will be supported by additional sales representatives that will be paid on a commission only basis. Concurrently, our website marketing, including Google, Yahoo, MSN and AOL optimization, will begin, the cost of which is estimated to be approximately $1,200.

ITEM 7 - FINANCIAL STATEMENTS

The audited financial statements of Panorama Investments Corp. for the year ended November 30, 2005 which are included in this annual report have been examined by Morgan & Company, Chartered Accountants, and have been so included in reliance upon the opinion of such accountants given upon their authority as an expert in auditing and accounting.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Since inception, the Company has not changed accountants and has utilized the services of Morgan & Company, Chartered Accountants. During that period, there have been no disagreements with the accountants regarding accounting and financial disclosure.

ITEM 8A - CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Each director of the Company is elected by the stockholders to a term of one (1) year and serves until his or her successor is elected and qualified. Each officer of the Company is elected by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The present officers and directors of the Company are set forth below:

Name & Address                    Age              Position
--------------                    ---              --------
Connie Linder                     39      President, CEO and Director
3496 W. 10th Avenue Street
Vancouver, BC
V6R 2E8

Steven Bekropoulos                48      Secretary, Treasurer, CFO and Director
4555 Blenheim Street
Vancouver, BC
V6L 3A1

Serena Tan                        29      Director
12A Pa Mei Village
Lantau Island
Hong Kong

Each of the foregoing persons may be deemed a "promoter" of Panorama Investments Corp., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors hold office until the next annual stockholders' meeting to be held in 2006 or until a successor or successors are elected and appointed.

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

Set forth below are summary descriptions containing the name of our directors and officers, all positions and offices held with us, the period during which such officer or director has served as such, and the business and educational experience of each during at least the last five years. No arrangements exist that may result in a change of control of Panorama Investments Corp.

BACKGROUND OF OFFICERS AND DIRECTORS

CONNIE LINDER has been President, CEO and a Director of the Company since March 8, 2004. During 2004 she devoted approximately 2 hours per week to the company. She currently devotes in 2005 approximately 1.5 hours a week to the company. Ms. Linder plans to become more active in the marketing and promotional aspects of the Company and will devote approximately 20 hours per week to the company as soon as the board of directors determines her increased services are required. Since January, 2001 she has worked as President of her own communications firm, Insight Creative Communications, focusing on integrating economic, social and environmental balance, communication and decision making for private and public companies. From January 2001 to August 2001 Ms. Linder was on maternity leave. From May 2000 to January 2001 she was Chief Financial Officer of Interactive Networking Systems Inc., a privately held company specializing in streaming media, located in Burnaby, BC.

From November 1999 to April 2000 she was Vice- President Finance and Marketing of AssistGlobal Technologies Corp., a private company specializing in facilities management software and consulting, located in Burnaby, BC. From 1998 to November 1999 she was at home caring for a child. From 1995 to 1998 she spent three years with Raymond James in Vancouver, BC, formerly McDermid St. Lawrence Securities, as a financial advisor. From 1994 to 1998 she was CFO and a Director of Churchill Armoured Car, a privately held company located in Vancouver, BC. She is currently serving as Treasurer on the Board of Directors for the Vancouver International Children's Festival. Ms. Linder earned a Bachelor of Arts in Germanic Studies from the University of British Columbia in Vancouver, BC in 1987 and completed her MBA at the same university in 1992. Ms. Linder intends to devote her time as required to the business of the Company.

STEVEN BEKROPOULOS has been the Secretary, Treasurer, CFO and a Director of the Company since inception. During 2004 he devoted approximately 2 hours per week to the company. He currently devotes in 2005 approximately 8 hours a week to the company. Mr. Bekropoulos will devote full time services (40 hours per week) to the Company as soon as the board of directors determines his full time services are required. From June 2003 to present he has owned and operated Old Pros Painting Ltd., a privately held contracting business located in Vancouver, BC. From July 1996 to April 2003 he managed Gator's Sports Pub Ltd., a family owned neighborhood pub located in Calgary, Alberta. From March 2000 to July 2001 he was a Director of Encore Ventures Inc., a mining exploration company that was listed on the OTC BB. Mr. Bekropoulos intends to devote his time as required to the business of the Company.

SERENA TAN has been a Director since the Company's inception. She devotes approximately 1 hour a week to the company. Ms. Tan plans to become more active in the marketing and promotional aspects of the Company and will devote approximately 3 days per month to the company as soon as the board of directors determines her increased services are required. Serena Tan has been working with Cathay Pacific Airlines since 1997 as an airline attendant, specializing in first class. Her excellent communication skills and language fluency in English, Malay and Cantonese led to the development of many business relationships in Asia and other locations. Ms. Tan intends to devote her time as required to the business of the Company.

EMPLOYMENT AGREEMENTS

None of the Company's officers, directors, advisors or key employees are currently party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are presently no personal benefits available for directors, officers or employees of the Company.

ITEM 10 - EXECUTIVE COMPENSATION

The officers and directors of the Company do not intend to receive cash remuneration or salaries for their efforts unless and until the Company's business operations achieve a net income of $2,500 per month for a period of 3 months, at which time salaries and other remuneration will be established by the Board of Directors, as appropriate.

                           Summary Compensation Table

                                                   Other
Name &                                             annual     Restricted                          All other
principle                                         compen-       stock      Options     LTIP        compen-
position          Year     Salary($)   Bonus($)   sation($)     awards     SARs($)   Payouts($)   sation ($)
--------          ----     ---------   --------   ---------     ------     -------   ----------   ----------
C. Linder         2004        -0-        -0-         -0-         -0-         -0-        -0-          -0-
President         2005        -0-        -0-         -0-         -0-         -0-        -0-          -0-

S. Bekropoulos    2004        -0-        -0-         -0-         -0-         -0-        -0-          -0-
Secretary         2005        -0-        -0-         -0-         -0-         -0-        -0-          -0-

S. Tan            2004        -0-        -0-         -0-         -0-         -0-        -0-          -0-
Director          2005        -0-        -0-         -0-         -0-         -0-        -0-          -0-

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of the date of this prospectus certain information regarding the beneficial ownership of our common stock by:

1. Each person who is known to us to be the beneficial owner of more than 5% of the common stock,
2.   Each of our directors and executive officers; and
3.   All of our directors and executive officers as a group.

Title of             Name &                        Amount &          Percent
  Class              Address                    Nature of owner       Owned
  -----              -------                    ---------------       -----
Common        Connie Linder                         400,000            16%
              3496 W. 10th Avenue
              Vancouver, BC  V6R 2E8

Common        Steven Bekropoulos                    500,000            20%
              4555 Blenheim Street
              Vancouver, BC  V6L 3A1

Common        Serena Tan                            200,000             8%
              12A Pa Mei Village
              Lantau Island, Hong Kong

Total Shares Owned by Officers & Directors
 as a Group (3)                                   1,100,000            44%

Except as otherwise indicated, the persons or entities listed above have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Serena Tan is the spouse of Steven Bekropoulos. Steven Bekropoulos and Nick Bekropoulos are brothers. On January 21, 2004 we issued a total of 1,000,000 shares of our $0.001 par value common stock as founder's shares to Nick Bekropoulos (400,000 shares), Steven Bekropoulos (400,000 shares) and Serena Tan (200,000 shares) all of whom were officers and directors. In September, 2004 100,000 shares were issued to Steven Bekropoulos for $3,000 cash ($0.03 per share).

On March 8, 2004 Connie Linder purchased, in a private transaction, the 400,000 shares held by Nick Bekropoulos for $0.001 per share, the original amount he had paid for his shares. Nick Bekropoulos was a founder of the company but resigned his position after determining he could not devote the amount of time necessary to the company. At that time the Board voted to bring Ms. Linder onboard based on her professional expertise.

The Company has been provided with non-cash services from Mr. Steven Bekropoulos, an officer and director. Accordingly, consulting services have been recorded of $6,000 in 2005 (2004 nil), and additional paid-in capital has been increased by the corresponding amount. The value of the consulting services has been calculated by establishing the fair value of the hourly rate, times the estimated total hours spent by the director. No monetary amount will be paid or exchanged for these services.

ITEM 13 - EXHIBITS

         Exhibit 3.1    Articles of Incorporation
         Exhibit 3.2    Bylaws
         Exhibit 10.1   Contract with SMC
         Exhibit 10.2   Consignment Agreement
         Exhibit 31.1   302 Certification of Chief Executive Officer
         Exhibit 31.2   302 Certification of Chief Financial Officer
         Exhibit 32.1   906 Certification of Chief Executive Officer
         Exhibit 32.2   906 Certification of Chief Financial Officer

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services were $1,580, for audit-related services were $2,110, for tax services were $Nil and for other services were $2,000 during the period from October 31, 2004 to December 31, 2005.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Panorama Investments Corp.


Date 2/7/06                             /s/ Connie Linder
    -------                             ----------------------------------------
                                     By Connie Linder, President, CEO & Director




Date 2/7/06                             /s/ Steven Bekropoulos
    -------                             ----------------------------------------
                                     By Steven Bekropoulos, Secretary,
                                        Principal Accounting Officer & Director

              [LETTERHEAD OF MORGAN COMPANY CHARTERED ACCOUNTANTS]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Panorama Investments Corp.
(A development stage company)

We have audited the accompanying balance sheets of Panorama Investments Corp. (a development stage company) as at November 30, 2005 and 2004, and the related statements of operations, cash flows, and stockholders' equity for the year ended November 30, 2005, and for the period from inception, December 16, 2003, to November 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as at November 30, 2005 and 2004, and the results of its operations and its cash flows for the periods indicated in conformity with U.S. generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company has incurred a net loss of $29,100 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                      /s/ "Morgan & Company"

February 3, 2006                                           Chartered Accountants

                           PANORAMA INVESTMENTS CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)


                                                                             NOVEMBER 30
                                                                       2005               2004
                                                                     --------           --------
ASSETS

CURRENT
  Cash                                                               $ 26,579           $ 44,983
  Prepaid expense                                                         471                 --
                                                                     --------           --------

                                                                     $ 27,050           $ 44,983
                                                                     ========           ========

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                           $  4,750           $  2,980
  Due to shareholder (Note 4)                                              --              2,450
                                                                     --------           --------
                                                                        4,750              5,430
                                                                     --------           --------

STOCKHOLDERS' EQUITY

SHARE CAPITAL (Note 4)
  Authorized:
    100,000,000 Common shares, par value $0.001 per share
    10,000,000 Preferred shares, par value $0.001 per share
  Issued and outstanding:
    2,500,000 Common shares                                             2,500              2,500

ADDITIONAL PAID-IN CAPITAL                                             49,500             43,500

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                      (29,700)            (6,447)
                                                                     --------           --------
                                                                       22,300             39,553
                                                                     --------           --------

                                                                     $ 27,050           $ 44,983
                                                                     ========           ========

   The accompanying notes are an integral part of these financial statements.

                           PANORAMA INVESTMENTS CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                            (Stated in U.S. Dollars)

                                                                                                     CUMULATIVE
                                                                              PERIOD FROM           PERIOD FROM
                                                                               INCEPTION             INCEPTION
                                                            YEAR               DECEMBER 16           DECEMBER 16
                                                            ENDED                2003 TO               2003 TO
                                                         NOVEMBER 30           NOVEMBER 30           NOVEMBER 30
                                                            2005                  2004                  2005
                                                         -----------           -----------           -----------
REVENUE                                                  $        --           $        --           $        --
                                                         -----------           -----------           -----------
EXPENSES
  Bank charges                                                   268                    --                   268
  Consulting fees                                              7,086                    --                 7,086
  Filing fees                                                  1,372                 1,810                 3,182
  Office and sundry                                            2,187                 1,917                 4,104
  Organizational costs                                            --                   840                   840
  Professional fees                                            9,675                 1,880                11,555
  Promotional products                                         1,382                    --                 1,382
  Website programming                                          1,283                    --                 1,283
                                                         -----------           -----------           -----------
                                                              23,253                 6,447                29,700
                                                         -----------           -----------           -----------

NET LOSS FOR THE PERIOD                                  $   (23,253)          $    (6,447)          $   (29,700)
                                                         ===========           ===========           ===========

BASIC AND DILUTED LOSS PER SHARE                         $     (0.01)          $     (0.01)
                                                         ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       2,500,000             1,010,143
                                                         ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                           PANORAMA INVESTMENTS CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)

                                                                                                   CUMULATIVE
                                                                               PERIOD FROM        PERIOD FROM
                                                                                INCEPTION          INCEPTION
                                                                YEAR            DECEMBER 16        DECEMBER 16
                                                               ENDED              2003 TO            2003 TO
                                                             NOVEMBER 30        NOVEMBER 30        NOVEMBER 30
                                                                2005               2004               2005
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss for the period                                 $(23,253)          $ (6,447)          $(29,700)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED BY
 OPERATING ACTIVITIES
   Prepaid expense                                                (471)                --               (471)
   Accounts payable and accrued liabilities                      1,770              2,980              4,750
   Due to shareholder                                           (2,450)             2,450                 --
   Non-cash services from a director                             6,000                 --              6,000
                                                              --------           --------           --------
                                                               (18,404)            (1,017)           (19,421)
                                                              --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITY
   Share capital issued                                             --             46,000             46,000
                                                              --------           --------           --------

NET (DECREASE) INCREASE IN CASH                                (18,404)           (44,983)            26,579

CASH, BEGINNING OF PERIOD                                       44,983                 --                 --
                                                              --------           --------           --------

CASH, END OF PERIOD                                           $ 26,579           $ 44,983           $ 26,579
                                                              ========           ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                               $     --           $     --           $     --
                                                              ========           ========           ========
  Income taxes paid                                           $     --           $     --           $     --
                                                              ========           ========           ========

   The accompanying notes are an integral part of these financial statements.

                           PANORAMA INVESTMENTS CORP.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

          PERIOD FROM INCEPTION, DECEMBER 16, 2003 TO NOVEMBER 30, 2005
                            (Stated in U.S. Dollars)


                                                                                    DEFICIT
                                                                                  ACCUMULATED
                                             COMMON STOCK           ADDITIONAL     DURING THE
                                         ---------------------       PAID-IN      DEVELOPMENT
                                         SHARES         AMOUNT       CAPITAL         STAGE           TOTAL
                                         ------         ------       -------         -----           -----
Shares issued for cash at $0.001        1,000,000       $1,000       $    --       $     --        $  1,000

Shares issued for cash at $0.03         1,500,000        1,500        43,500             --          45,000
Net loss for the period                        --           --            --         (6,447)         (6,447)
                                        ---------       ------       -------       --------        --------

Balance, November 30, 2004              2,500,000        2,500        43,500         (6,447)         39,553


Non-cash services from a director              --           --         6,000             --           6,000
Net loss for the year                          --           --            --        (23,253)        (23,253)
                                        ---------       ------       -------       --------        --------

Balance, November 30, 2005              2,500,000       $2,500       $49,500       $(29,700)       $ 22,300
                                        =========       ======       =======       ========        ========


   The accompanying notes are an integral part of these financial statements.

                           PANORAMA INVESTMENTS CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2005 AND 2004
                            (Stated in U.S. Dollars)


1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

   a) Organization

      The Company was incorporated in the State of Nevada, U.S.A., on December 16, 2003. The Company's principal executive offices are in Vancouver, British Columbia, Canada.

   b) Development Stage Activities

      The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of developing a line of giftware and specialty items. The Company has not commenced business operations. The Company is a development stage company as defined in the Statement of Financial Accounting Standards No. 7.

   c) Going Concern

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

      As shown in the accompanying financial statements, the Company has incurred a net loss of $29,700 for the period from inception, December 16, 2003, to November 30, 2005, and has minimal sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. SIGNIFICANT ACCOUNTING POLICIES

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

                           PANORAMA INVESTMENTS CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2005 AND 2004
                            (Stated in U.S. Dollars)


2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

   The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

   a) Organizational and Start Up Costs

      Costs of start up activities, including organizational costs, are expensed as incurred.

   b) Use of Estimates

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

   c) Cash

      Cash consists of cash on deposit with high quality major financial institutions and, to date, has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purpose of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At November 30, 2005, the Company had no cash equivalents.

   d) Financial Instruments

      The Company's financial instruments consist of cash, accounts payable and accrued liabilities, and due to shareholder. Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

                           PANORAMA INVESTMENTS CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2005 AND 2004
                            (Stated in U.S. Dollars)


2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

   e) Foreign Currency Translation

      The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

      i)    monetary  items at the rate  prevailing at the balance sheet date;
      ii)   non-monetary  items at the historical  exchange rate;
      iii) revenue and expense at the average rate in effect during the applicable accounting period.

   f) Income Taxes

      The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

   g) Basic and Diluted Loss Per Share

      Basic loss per share is calculated using the weighted average number of shares issued and outstanding during the year. Diluted loss per share is calculated using the treasury stock method.

   h) New Accounting Standards

      Management does not believe that any recently issued, but not yet effective, accounting standard, if currently adopted, could have a material effect on the accompanying financial statements.

3. DUE TO SHAREHOLDER

   The balance due to a director and principal shareholder is unsecured and interest free with no specified terms of repayment. During the year ended November 30, 2005, the amount was repaid in full.

                           PANORAMA INVESTMENTS CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2005 AND 2004
                            (Stated in U.S. Dollars)

4. SHARE CAPITAL

   During the period ended November 30, 2004, the Company completed a private placement of 1,500,000 common shares at $0.03 per share for gross proceeds of $45,000.

5. INCOME TAX

   a) Income Tax Provision

      The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2004 - 34%) to income before income taxes. The difference results from the following items:

                                                           2005          2004
                                                         -------       -------

      Computed expected (benefit of) income tax          $(7,900)      $(2,200)
      Increase in valuation allowance                      7,900         2,200
                                                         -------       -------

      Income tax provision                               $    --       $    --
                                                         =======       =======

   b) Significant components of the Company's deferred income tax assets are as follows:

                                                           2005          2004
                                                         -------       -------

      Deferred income tax assets                         $ 10,100      $  2,200
      Valuation allowance                                 (10,100)       (2,200)
                                                         --------      --------

      Net deferred tax assets                            $     --      $     --
                                                         ========      ========

   c) The Company has incurred operating losses of approximately $29,700 which, if unutilized, will expire in 2025. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

                           PANORAMA INVESTMENTS CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           NOVEMBER 30, 2005 AND 2004
                            (Stated in U.S. Dollars)


6. RELATED PARTY TRANSACTIONS

   Services Rendered by Related Parties:

   The Company has been provided with non-cash services from an officer and director. Accordingly, consulting services have been recorded of $6,000 (2004-$Nil), and additional paid-in capital has been increased by the corresponding amount.

   The value of the consulting services has been calculated by establishing the fair value of the hourly rate, times the estimated total hours spent by the director. No monetary amount will be paid or exchanged for these services.