Form 10QSB
period 2006-02-28
Panorama Investments Corp
filed 2006-04-07
CIK 1309082

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended February 28, 2006
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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 2,500,000 shares of Common Stock outstanding as of February 28, 2006.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the 3 months ended February 28, 2006, prepared by the company, immediately follow.

                           PANORAMA INVESTMENTS CORP.
                          (A Development Stage Company)

                              INTERIM BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                                                                   FEBRUARY 28        NOVEMBER 30
                                                                      2006               2005
                                                                    --------           --------
ASSETS

CURRENT
  Cash                                                              $ 21,672           $ 26,579
  Prepaid expense                                                        471                471
                                                                    --------           --------

                                                                    $ 22,143           $ 27,050
                                                                    ========           ========
LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                          $  4,887           $  4,750
                                                                    --------           --------

STOCKHOLDERS' EQUITY

SHARE CAPITAL
  Authorized:
   100,000,000 Common shares, par value $0.001 per share
   10,000,000 Preferred shares, par value $0.001 per share
  Issued and outstanding:
   2,500,000 Common shares                                             2,500              2,500

ADDITIONAL PAID-IN CAPITAL                                            51,000             49,500

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (36,244)           (29,700)
                                                                    --------           --------
                                                                      17,256             22,300
                                                                    --------           --------

                                                                    $ 22,143           $ 27,050
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

                           PANORAMA INVESTMENTS CORP.
                          (A Development Stage Company)

                         INTERIM STATEMENT OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                              CUMULATIVE
                                                                                             PERIOD FROM
                                                                                              INCEPTION
                                                                                              DECEMBER 16
                                                                THREE MONTHS ENDED              2003 TO
                                                                    FEBRUARY 28               FEBRUARY 28
                                                             2006               2005             2006
                                                          -----------        -----------      -----------
REVENUE                                                   $        --        $        --      $        --
                                                          -----------        -----------      -----------
EXPENSES
  Bank charges                                                     52                161              320
  Consulting fees                                               2,700                 --            9,786
  Filing fees                                                     350                509            3,532
  Office and sundry                                               774                249            4,878
  Organizational costs                                             --                 --              840
  Professional fees                                             2,668              3,477           14,223
  Promotional products                                             --                 --            1,382
  Website programming                                              --              1,155            1,283
                                                          -----------        -----------      -----------
                                                                6,544              5,551           36,244
                                                          -----------        -----------      -----------

NET LOSS FOR THE PERIOD                                   $    (6,544)       $    (5,551)     $   (36,244)
                                                          ===========        ===========      ===========

BASIC AND DILUTED LOSS PER SHARE                          $     (0.00)       $     (0.00)
                                                          ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        2,500,000          2,500,000
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

                           PANORAMA INVESTMENTS CORP.
                          (A Development Stage Company)

                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                              CUMULATIVE
                                                                                             PERIOD FROM
                                                                                              INCEPTION
                                                                                              DECEMBER 16
                                                                THREE MONTHS ENDED              2003 TO
                                                                    FEBRUARY 28               FEBRUARY 28
                                                             2006               2005             2006
                                                          -----------        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss for the period                               $ (6,544)          $ (5,551)        $(36,244)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED
 BY OPERATING ACTIVITIES
  GST receivable                                                 --               (103)              --
  Inventory                                                      --             (1,100)              --
  Prepaid expense                                                --               (471)            (471)
  Accounts payable and accrued liabilities                      137             (1,825)           4,887
  Due to shareholder                                             --             (2,450)              --
  Non-cash services from a director                           1,500                 --            7,500
                                                           --------           --------         --------
                                                             (4,907)           (11,500)         (24,328)
                                                           --------           --------         --------
CASH FLOWS FROM FINANCING ACTIVITY
  Share capital issued                                           --                 --           46,000
                                                           --------           --------         --------

NET (DECREASE) INCREASE IN CASH                              (4,907)           (11,500)          21,672

CASH, BEGINNING OF PERIOD                                    26,579             44,983               --
                                                           --------           --------         --------

CASH, END OF PERIOD                                        $ 21,672           $ 33,483         $ 21,672
                                                           ========           ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                            $     --           $     --         $     --
  Income taxes paid                                        $     --           $     --         $     --
                                                           ========           ========         ========

   The accompanying notes are an integral part of these financial statements.

                           PANORAMA INVESTMENTS CORP.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 28, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)


1. BASIS OF PRESENTATION

     The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended November 30, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended November 30, 2005, has been omitted. The results of operations for the three month period ended February 28, 2006 are not necessarily indicative of results for the entire year ending November 30, 2006.

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

                           PANORAMA INVESTMENTS CORP.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 28, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)


2. NATURE OF OPERATIONS (Continued)

     c)   Going Concern (Continued)

          As shown in the accompanying financial statements, the Company has incurred a net loss of $36,244 for the period from inception, December 16, 2003, to February 28, 2006, and has minimal sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

     a)   Use of Estimates

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

     b)   Financial Instruments

          The Company's financial instruments consist of cash, and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

                           PANORAMA INVESTMENTS CORP.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 28, 2006
                                   (Unaudited)
                            (Stated in U.S. Dollars)


3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

     c)   Foreign Currency Translation

          The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

          i)   monetary items at the rate  prevailing at the balance sheet date;
          ii)  non-monetary items at the historical exchange rate;
          iii) revenue and expense at the average rate in effect during the applicable accounting period.

     d)   Basic and Diluted Loss Per Share

          Basic loss per share is calculated using the weighted average number of shares issued and outstanding during the year. Diluted loss per share is calculated using the treasury stock method.

     e)   New Accounting Standards

          Management does not believe that any recently issued, but not yet effective, accounting standard, if currently adopted, could have a material effect on the accompanying financial statements.

4. RELATED PARTY TRANSACTIONS

     Services Rendered by Related Parties:

     The Company has been provided with non-cash services from an officer and director. Accordingly, consulting services have been recorded of $1,500 (2004 - $Nil), and additional paid-in capital has been increased by the corresponding amount.

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

We incurred operating expenses of $6,544 for the three month period ended February 28, 2006. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended February 28, 2006 was $6,544. Our net loss for the three months ended February 28, 2005 was $5,551.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We expect our current cash balance of $21,672 at February 28, 2006 to satisfy our cash requirements until we are able to generate additional revenue. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans. After that twelve month period, if we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans, however no such plans are currently anticipated.

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

     13. Mr. Bekropoulos sourced new product that was identified at the 2 trade shows he attended.

In order to become fully operational and profitable, we will need to achieve each of the milestones outlined below, the cost of which will be paid from cash on hand:

April - June 2006 -- Mr. Bekropoulos and our salesperson will continue retailing via consignment, with the addition of new locations and outlets. Inventory from our current product line may need to be purchased. The estimated budget for these purchases is not expected to exceed $3,000.

April - May, 2006 - We will work to secure exclusive rights on appropriate products from the Thailand trade shows for distribution in North America. Our director, Steve Bekropoulos will negotiate the terms at no cost to the company.

June, 2006 -- Once the new products we identified to expand our product base arrive from the trade show contacts, we will launch a public advertising campaign, estimated to cost approximately $5,000. Ms. Linder and Ms. Tan will contact an advertising company to assist us in the planning of the campaign. We have not yet identified the advertising company we will use. The potential increase in sales will be supported by additional sales representatives that will be paid on a commission only basis. Concurrently, our website marketing, including Google, Yahoo, MSN and AOL optimization, will begin, the cost of which is estimated to be approximately $1,200.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of February 28, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our November 30, 2005 audited financial statements and notes thereto, which can be found in our Form 10K-SB filing on the SEC website at www.sec.gov under our SEC File Number 0-51414.

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

     a)   Use of Estimates

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

     b)   Financial Instruments

          The Company's financial instruments consist of cash, and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

     c)   Foreign Currency Translation

          The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

          i)   monetary items at the rate prevailing at the balance sheet date;
          ii)  non-monetary items at the historical exchange rate;
          iii) revenue and expense at the average rate in effect during the applicable accounting period.

     d)   Basic and Diluted Loss Per Share

          Basic loss per share is calculated using the weighted average number of shares issued and outstanding during the year. Diluted loss per share is calculated using the treasury stock method.

     e)   New Accounting Standards

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

There were no reports filed on Form 8-K during the quarter ended February 28, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 6, 2006                 Panorama Investments Corp., Registrant


                              By: /s/ Connie Linder
                                 -----------------------------------------
                                 Connie Linder, President and Chief
                                 Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 6, 2006                 Panorama Investments Corp., Registrant


                              By: /s/ Connie Linder
                                  -----------------------------------------
                                       Connie Linder, President and Chief
                                       Executive Officer


                              By: /s/ Steven Bekropoulos
                                  -----------------------------------------
                                  Steven Bekropoulos, Treasurer, Chief Financial Officer, and Principal Accounting Officer