Form 10QSB
period 2006-05-31
LUCAS ENERGY, INC.
filed 2006-07-14
CIK 1309082

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                        For the Period ended May 31, 2006

                         Commission File Number 0-51414


                               LUCAS ENERGY, INC.
                 (Name of small business issuer in its charter)


           Nevada                                               98-0417780
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                              520 S. El Camino Real
                                   Suite #432
                               San Mateo, CA 94402
                    (Address of principal executive offices)


                                 (650) 520-9830
                    (Telephone number, including area code)


                               James J. Cerna, Jr.
                              520 S. El Camino Real
                                   Suite #232
                               San Mateo, CA 94402
                    Phone: (650) 343-4535 Fax: (650) 240-0259
            (Name, address and telephone number of agent for service)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 27,140,013 shares of Common Stock issued and outstanding as of July 13, 2006.

ITEM 1. FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

             Report of Independent Registered Public Accounting Firm

Lucas Energy, Inc.
520 S El Camino Real Ste 232
San Mateo CA 94402-1715

We have reviewed the accompanying balance sheet of Lucas Energy Inc. (A Development Stage Company). as of May 31, 2006, and the related statements of income, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Lucas Energy Inc. (A Development Stage Company).

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue and no operations. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


/s/ Moore & Associates, Chartered
------------------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
July 13, 2006

             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                       (702) 253-7511 Fax: (702)253-7501

                               LUCAS ENERGY, INC.
                      (Formerly Panorama Investments Corp.)
                          (A Development Stage Company)
                                 Balance Sheets

                                                                          May 31,         November 30,
                                                                           2006               2005
                                                                         --------           --------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $ 14,729           $ 26,579
  Prepaid expenses                                                            471                471
                                                                         --------           --------

      Total Current Assets                                                 15,200             27,050
                                                                         --------           --------

      TOTAL ASSETS                                                       $ 15,200           $ 27,050
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Accounts payable                                                       $    220           $  4,750
                                                                         --------           --------

      Total Current Liabilities                                               220              4,750
                                                                         --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock; 10,000,000 shares authorized,
   at $0.001 par value, -0- shares issued and outstanding                      --                 --
  Common stock; 100,000,000 shares authorized,
   at $0.001 par value, 2,500,000 shares issued and outstanding             2,500              2,500
  Additional paid-in capital                                               52,500             49,500
  Deficit accumulated during the development stage                        (40,020)           (29,700)
                                                                         --------           --------

      Total Stockholders' Equity (Deficit)                                 14,980             22,300
                                                                         --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $ 15,200           $ 27,050
                                                                         ========           ========

   The accompanying notes are an integral part of these financial statements.

                               LUCAS ENERGY, INC.
                      (Formerly Panorama Investments Corp)
                          (A Development Stage Company)
                       Statements ofOperations (Unaudited)

                                                                                                       From
                                         For the Three                     For the Six             Inception on
                                          Months Ended                     Months Ended            December 16,
                                             May 31,                          May 31,              2003 Through
                                 -----------------------------    -----------------------------       May 31,
                                    2006              2005           2006              2005            2006
                                 -----------       -----------    -----------       -----------     -----------
REVENUES                         $        --       $        --    $        --       $        --     $        --

EXPENSES
  General and Administrative           3,775             6,544         10,320            13,088          40,020
                                 -----------       -----------    -----------       -----------     -----------

      Total Expenses                   3,775             6,544         10,320            13,088          40,020
                                 -----------       -----------    -----------       -----------     -----------

LOSS FROM OPERATIONS                  (3,775)           (6,544)       (10,320)          (13,088)        (40,020)
                                 -----------       -----------    -----------       -----------     -----------

OTHER EXPENSES
  Interest Expense                        --                --             --                --              --
                                 -----------       -----------    -----------       -----------     -----------

      Total Other Expenses                --                --             --                --              --
                                 -----------       -----------    -----------       -----------     -----------

NET LOSS                         $    (3,775)      $    (6,544)   $   (10,320)      $   (13,088)    $   (40,020)
                                 ===========       ===========    ===========       ===========     ===========

BASIC LOSS PER SHARE             $     (0.00)      $     (0.00)   $     (0.00)      $     (0.01)
                                 ===========       ===========    ===========       ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING             2,500,000         2,500,000      2,500,000         2,500,000
                                 ===========       ===========    ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                               LUCAS ENERGY, INC.
                      (Formerly Panorama Investments Corp.)
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)

                                                                                                    From
                                                                   For the Six                  Inception on
                                                                  Months Ended                   December 16,
                                                                     May 31,                    2003 Through
                                                            ---------------------------            May 31,
                                                              2006               2005               2006
                                                            --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $(10,320)          $ 13,088           $(40,020)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Services contributed by directors                         3,000                 --              9,000
  Changes in operating assets and liabilities
     Increase in prepaid expenses                                 --                471               (471)
     Increase (decrease) in accounts payable                  (4,530)            (4,116)               220
                                                            --------           --------           --------

         Net Cash Used by Operating Activities               (11,850)             9,443            (31,271)
                                                            --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                              --                 --                 --
                                                            --------           --------           --------
CASH FLOWS FROM FINIANCING ACTIVITIES
  Sale of common stock                                            --                 --             46,000
                                                            --------           --------           --------

         Net Cash Provided by Operating Activities                --                 --             46,000
                                                            --------           --------           --------

NET DECREASE IN CASH                                         (11,850)             9,443             14,729

CASH AT BEGINNING OF PERIOD                                   26,579             44,983                 --
                                                            --------           --------           --------

CASH AT END OF PERIOD                                       $ 14,729           $ 54,426           $ 14,729
                                                            ========           ========           ========
SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
  Interest                                                  $     --           $     --           $     --
  Income Taxes                                              $     --           $     --           $     --

NON-CASH FINANCING ACTIVITIES
  Common stock issued for services                          $     --           $     --           $     --
  Common stock issued for mining claims                     $     --           $     --           $     --

   The accompanying notes are an integral part of these financial statements.

                                LUCAS ENERGY INC.
                     (Formerly Panorama Investments, Corp.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2006


1. BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended November 30, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended November 30, 2005, has been omitted. The results of operations for the three month period ended May 31, 2006 are not necessarily indicative of results for the entire year ending November 30, 2006.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $40,020 for the period from inception, December 16, 2003, to May 31, 2006, and has minimal sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                LUCAS ENERGY INC.
                     (Formerly Panorama Investments, Corp.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2006


3. SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

                                LUCAS ENERGY INC.
                      (Formerly Panorama Investment Corp.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2006


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

5. SUBSEQUENT EVENTS

Acquisition and Share Exchange Agreement:

On May 19, 2006, the Company entered into an Acquisition and Share Exchange Agreement (the "Acquisition Agreement"), pursuant to which the Company acquired, through an exchange transaction, all of the issued and outstanding capital stock of privately held, Lucas Energy Resources, Inc., formerly known as Lucas Energy, Inc. ("Lucas Energy Resources"), from Lucas Energy Resources' shareholders. Lucas Energy is an independent oil and gas company that is building a diversified portfolio of oil and gas assets in the United States. The transaction was contingent upon the satisfaction of certain circumstances, including the issuance and transfer of certain of the Company's shares to the former Lucas Energy Resources shareholders and completion of certain corporate actions by both companies and their shareholders. The terms of the Acquisition Agreement were satisfied and the transaction was completed on June 16, 2006. In conjunction with the transaction, the Company has Amended its Articles of Incorporation to change the Company's name, has forward split it common stock on a 2.4 to 1 ratio, and has changed its trading symbol on the OTC-BB to "LUCE".

The terms of the Acquisition Agreement required that of all of the Lucas Energy Resources shareholders agree to exchange their shares, including preferred and common classes, for an aggregate of 21,800,011 (forward split adjusted) of the Company's common shares in a specified Closing Transaction which occurred Tuesday, June 13, 2006. The transaction required transfer of 2,640,000 outstanding "control" shares to Lucas Energy Resources' private shareholders and required the issuance of an additional 19,160,011 shares to Lucas Energy
Resources' private shareholders, for a total new issuance relating to the transaction of 21,800,011 common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2006

We are still in our development stage and have generated limited revenues to date.

We incurred operating expenses of $3,775 for the three month period ended May 31, 2006. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended May 31, 2006 was $3,775. Our net loss for the three months ended May 31, 2005 was $6,544.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations. We addressed this concern subsequent to May 31, 2006 by consummating an Acquisition and Share Exchange Agreement with an existing entity with profitable operations and significant assets, as discussed in greater detail below. We believe that in consideration of this action, or auditors will no longer have doubts about our ability to continue as a going concern.

SIX MONTHS ENDED MAY 31, 2006

We incurred operating expenses of $10,320 for the six month period ended May 31, 2006. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the six months ended May 31, 2006 was $10,320. Our net loss for the six months ended May 31, 2005 was $13,088.

LIQUIDITY AND CAPITAL RESOURCES

We expect our current cash balance of $14,729 at May 31, 2006 to satisfy our cash requirements until we are able to generate additional revenue. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans. After that twelve month period, if we have not yet generated revenues sufficient to sustain business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

MILESTONES OF BUSINESS OPERATIONS

On May 19, 2006, Lucas Energy, Inc., formerly known as, Panorama Investments, Corp. (the "Company" or "Lucas Energy") entered into an Acquisition and Share Exchange Agreement (the "Acquisition Agreement"), pursuant to which the Company has acquired, through an exchange transaction, all of the issued and outstanding capital stock of privately held, Lucas Energy Resources, Inc., formerly known as Lucas Energy, Inc. ("Lucas Energy Resources"), from Lucas Energy Resources' shareholders. Lucas Energy is an independent oil and gas company that is building a diversified portfolio of oil and gas assets in the United States. The transaction was contingent upon the satisfaction of certain circumstances, including the issuance and transfer of certain Lucas Energy shares to the former Lucas Energy Resources shareholders and completion of certain corporate actions by both companies and their shareholders. The terms of the Acquisition Agreement were satisfied and the transaction was completed on June 16, 2006. In conjunction with the transaction, Lucas Energy, Inc., has Amended its Articles of Incorporation to change the Company's name, has forward split it common stock on a 2.4 to 1 ratio, and has changed its trading symbol on the OTC-BB to "LUCE".

The terms of the Acquisition Agreement required that of all of the Lucas Energy Resources shareholders agree to exchange their shares, including preferred and common classes, for an aggregate of 21,800,011 (forward split adjusted) Lucas Energy common shares in a specified Closing Transaction which occurred Tuesday, June 13, 2006. The transaction required transfer of 2,640,000 outstanding "control" shares to Lucas Energy Resources' private shareholders and required the issuance of an additional 19,160,011 shares to Lucas Energy Resources' private shareholders, for a total new issuance relating to the transaction of 21,800,011 common shares.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of May 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our November 30, 2005 audited financial statements and notes thereto, which can be found in our Form 10-KSB filing on the SEC website at www.sec.gov under our SEC File Number 0-51414.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this registration statement filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed under SEC File Number 0-51414, at the SEC website at www.sec.gov:

Exhibit No.                             Description
-----------                             -----------
  31.1 ss. 302 Certification of Principal Executive Officer, Principal Accounting Officer
  32.1 ss. 906 Certification of Principal Executive Officer, Principal Accounting Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 13, 2006

Lucas Energy, Inc., Registrant


By: /s/ James J. Cerna
   --------------------------------------
   James J. Cerna,
   President and Chief Executive Officer, Principal Accounting Officer