Form 10QSB
period 2006-06-30
LUCAS ENERGY, INC.
filed 2006-08-11
CIK 1309082

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the Period ended June 30, 2006

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

                                 (650) 343-4535
                     (Telephone number, including area code)


                               James J. Cerna, Jr.
                              520 S. El Camino Real
                                   Suite #432
                               San Mateo, CA 94402
                    Phone: (650) 343-4535 Fax: (650) 240-0259
            (Name, address and telephone number of agent for service)

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying balance sheets of Lucas Energy, Inc. at June 30, 2006 and March 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the three months ending June 30, 2006 and 2005, have been prepared by our management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2007.

                               LUCAS ENERGY, INC.
                                 Balance Sheet

                                                                    March 31,           June 30,
                                                                      2006                2006
                                                                   ----------          ----------
                                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $   59,232          $  523,584
  Oil and gas receivable                                               30,222              60,800
  Other current assets                                                  8,614               5,557
                                                                   ----------          ----------

      Total Current Assets                                             98,068             589,941
                                                                   ----------          ----------
OIL AND GAS PROPERTIES, full cost method
  Costs  subject to amortization                                       61,255             260,245
  Costs not subject to amortization                                   531,197             867,753
                                                                   ----------          ----------

      Oil and Gas Properties, net                                     592,452           1,127,998
                                                                   ----------          ----------
OTHER ASSETS
  Long-term deposits and bonds                                         30,266              55,266
                                                                   ----------          ----------

      Total Other Assets                                               30,266              55,266
                                                                   ----------          ----------

TOTAL ASSETS                                                       $  720,786          $1,773,205
                                                                   ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $   42,045          $  153,202
  Income taxes payable                                                  4,845              42,089
                                                                   ----------          ----------

      Total Current Liabilities                                        46,890             195,291
                                                                   ----------          ----------
NON-CURRENT LIABILITIES
  Note payable                                                        125,000                  --
                                                                   ----------          ----------

      Total Liabilities                                               171,890             195,291
                                                                   ----------          ----------
STOCKHOLDERS' EQUITY
  Preferred stock- March 31, 2006, series A; 1,666,667 shares authorized of $0.01 par value, 344,250 shares issued and
   outstanding; 344 June 30, 2006, 10,000,000 shares authorized
   of $0.001 par value, no shares outstanding                              --
  Common stock- March 31, 2006,10,000,000 shares authorized of
   $0.001 par value,8,000,000 shares issued and outstanding;            8,000
   June 30, 2006, 100,000,000 shares authorized of $0.001 par
   value, 23,780,011 shares issued and outstanding                     23,780
  Additional paid-in capital                                          478,236           1,403,418
  Retained earnings                                                    62,316             150,716
                                                                   ----------          ----------

      Total Stockholders' Equity                                      548,896           1,577,914
                                                                   ----------          ----------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                        $  720,786          $1,773,205
                                                                   ==========          ==========

   The accompanying notes are an integral part of these financial statements.

                               LUCAS ENERGY, INC.
                                Income Statements
                                   (Unaudited)

                                         For the Three         From Inception on
                                          Months Ended           April 6, 2005
                                            June 30,            Through June 30,
                                              2006                   2005
                                          ------------           ------------
REVENUES
  Oil and gas revenues                    $    138,493           $     13,698
  Lease operating expenses                      39,081                  2,458
  Depreciation and depletion                    21,458                  1,758
                                          ------------           ------------

      Gross Profit                              77,954                  9,482
                                          ------------           ------------
EXPENSES
  Professional fees                              6,351                    785
  General and administrative                    26,013                  6,505
                                          ------------           ------------

      Total Expenses                            32,364                  7,290
                                          ------------           ------------

INCOME FROM OPERATIONS                          45,590                  2,192
                                          ------------           ------------
OTHER EXPENSES
  Sale of assets                                81,534                     --
  Interest income                                1,614                      5
  Interest expense                              (3,094)                    --
                                          ------------           ------------

      Total Other Expenses                      80,054                      5
                                          ------------           ------------

NET INCOME BEFORE INCOME TAXES                 125,644                  2,197

INCOME TAX EXPENSE                              37,244                     35
                                          ------------           ------------

NET INCOME                                $     88,400           $      2,162
                                          ============           ============

BASIC INCOME PER SHARE                    $       0.00           $       0.00
                                          ============           ============

FULLY DILUTED INCOME PER SHARE            $       0.00           $       0.00
                                          ============           ============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                      23,780,011             23,780,011
                                          ============           ============
FULLY DILUTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                      23,780,011             23,780,011
                                          ============           ============

   The accompanying notes are an integral part of these financial statements.

                               LUCAS ENERGY, INC.
                       Statements of Stockholders' Equity
                                   (Unaudited)

                                              Preferred Stock             Common Stock        Additional
                                            -------------------       --------------------      Paid-In      Retained
                                            Shares       Amount       Shares        Amount      Capital      Earnings
                                            ------       ------       ------        ------      -------      --------
Balance at inception on April 6, 2005            --       $  --            --      $    --    $        --    $     --

Common shares issued for cash at
 $0.01 per share                                 --          --     5,200,000        5,200         49,800          --

Common shares issued for cash
 paid for  oil leases at $0.08 per share         --          --     2,800,000        2,800        222,230          --

Preferred shares issued for cash at
 $0.60 per share                            325,000         325            --           --        194,675          --

Preferred shares issued for services
 rendered at $0.60 per share                 19,250          19            --           --         11,531          --

Net income for the period from
 inception on April 6, 2005 through
 March 31, 2006                                  --          --            --           --             --      62,316
                                          ---------       -----    ----------      -------    -----------    --------

Balance, March 31, 2006                     344,250         344     8,000,000        8,000        478,236      62,316

Recapitalization                           (344,250)       (344)   13,800,011       13,800        (13,456)         --

Common shares issued for cash at
 $0.50 per share                                 --          --     1,980,000        1,980        988,020          --

Stock issuance costs                             --          --            --           --        (49,382)         --

Net income for the three months ended
 June 30, 2006                                   --          --            --           --             --      88,400
                                          ---------       -----    ----------      -------    -----------    --------

Balance, June 30, 2006                    $      --       $  --    23,780,011      $23,780    $ 1,403,418    $150,716
                                          =========       =====    ==========      =======    ===========    ========

   The accompanying notes are an integral part of these financial statements.

                               LUCAS ENERGY, INC.
                            Statements of Cash Flows
                                  (Unaudited)

                                                              For the Three     From Inception on
                                                              Months Ended        April 6, 2005
                                                                 June 30,        Through June 30,
                                                                  2006                2005
                                                                ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $  88,400           $   2,162
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Preferred stock issued for services                               --              11,550
     Depreciation and depletion                                    21,458               1,758
     Gain on sale of assets                                       (81,534)                 --
  Changes in operating assets and liabilities
     Increase in accounts receivable                              (30,578)            (13,698)
     Increase in other current assets                               3,057              (3,936)
     Increase in other assets                                     (25,000)                 --
     Increase in accounts payable and accrued expenses            148,401                 273
                                                                ---------           ---------

         Net Cash Provided by Operating Activities                124,204              (1,891)
                                                                ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of operating interest                                      302,975                  --
  Purchase of property and equipment                             (778,445)           (239,978)
                                                                ---------           ---------

         Net Cash Used by Investing Activities                   (475,470)           (239,978)
                                                                ---------           ---------
CASH FLOWS FROM FINIANCING ACTIVITIES
  Proceeds from the sale of common stock                          990,000             280,030
  Proceeds from the sale of preferred stock                            --              30,000
  Repayment of note payable                                      (125,000)                 --
  Payment of stock offering costs                                 (49,382)                 --
                                                                ---------           ---------

         Net Cash Provided by Financing Activities                815,618             310,030
                                                                ---------           ---------

NET INCREASE IN CASH                                              464,352              68,161

CASH AT BEGINNING OF PERIOD                                        59,232                  --
                                                                ---------           ---------

CASH AT END OF PERIOD                                           $ 523,584           $  68,161
                                                                =========           =========

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
  Interest                                                      $      --           $      --
  Income Taxes                                                  $      --           $      --

NON-CASH FINANCING ACTIVITIES
  Preferred stock issued for services                           $      --           $  11,550

The accompanying notes are an integral part of these financial statements.

                                LUCAS ENERGY INC.
                     (Formerly Panorama Investments, Corp.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


1. BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended November 30, 2005, has been omitted. The results of operations for the three month period ended June 30, 2006 are not necessarily indicative of results for the entire year ending March 31, 2007.

2. NATURE OF OPERATIONS

a) Organization

The Company was incorporated in the State of Nevada, U.S.A., on December 16, 2003. The Company is headquartered in Houston, Texas. Lucas Energy, Inc. ("the Subsidiary") was originally incorporated in the State of Nevada on April 6, 2005 for the purpose of acquiring and operating certain oil and gas leases in the state of Texas. Currently, the Company operates eight separate oil and gas leases. In conjunction with the acquisition of the Subsidiary, the Company changed its fiscal year end to March 31. The shareholders of the Subsidiary became the controlling shareholders of the Company, accordingly the acquisition of the Subsidiary was accounted for as a reverse merger whereby the historical financial statements are presented as the financial statements of the Company.

b) Development Stage Activities

Prior to the acquisition of Lucas Energy, Inc., the Company was classified as a development stage enterprise.

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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                                LUCAS ENERGY INC.
                     (Formerly Panorama Investments, Corp.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                LUCAS ENERGY INC.
                      (Formerly Panorama Investment Corp.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


4. SIGNIFICANT EVENTS

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

In May 2006, the Company completed a private placement of 1,980,000 shares of its common stock at $0.50 per share for gross cash proceeds of $990,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006

We are still in our development stage and have generated limited revenues to date.

We realized revenues of $138,493 from the sale of oil during the quarter ended June 30, 2006 compared to $13,698 in the same quarter of 2005. We started operations on April 6, 2005. Similarly, we incurred lease operating expenses of $2,458 during the quarter ended June 30, 2005 compared to $39,081 for the same quarter of 2006. In 2006, we recorded depreciation and depletion expense of $21,458 for our oil production compared to $1,758 in 2005.

We incurred operating expenses of $32,364 for the three month period ended June 30, 2006 compared to $7,290 for the corresponding quarter of 2005. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our oil production business and the preparation and filing of our periodic reports. The increase relates to our acquisition of additional oil properties subsequent to June 30, 2006.

Our net income from operations for the three months ended June 30, 2005 was $2,192. Our income from operations for the three months ended June 30, 2006 was $45,590. The increase relates to our acquisition of additional oil properties subsequent to June 30, 2006.

We also recorded a gain on the sale of oil properties of $81,534 during the quarter ended June 30, 2006. We had no such gain in the corresponding quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

We realized cash from operations of $124,204 during the quarter ended June 30, 2006 compared to cash used of $1,891 during the quarter ended June 30, 2005.

We used $239,978 of our cash to purchase oil properties during the three months ended June 30, 2005 compared to $778,445 for the same period in 2006. We received cash of $302,975 from the sale of oil properties in 2006 compared to $-0- for the same period of 2005.

We received cash of $310,030 from the sale of shares of our common and preferred stock in June 30, 2005 quarter compared to $990,000 in the 2006 quarter. We used $125,000 to repay all of our notes payable during the June 30, 2006 quarter.

We expect our current cash balance of $523,584 at June 30, 2006 to satisfy our cash requirements for the next 12 months. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans. However, if we identify additional oil and gas projects that we want to purchase, we may choose to raise additional monies through sales of our equity securities or through loans from banks or third parties to make the acquisitions.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

The following unregistered securities have been issued since April 1st, 2006:

       Date          No. of Shares       Title        Valued At        Reason
       ----          -------------       -----        ---------        ------
     May 2006          1,980,000         Common         $0.50           Cash

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

August 7, 2006

Lucas Energy, Inc., Registrant


By: /s/ James J. Cerna
----------------------
James J. Cerna,
President and Chief Executive Officer,
Principal Accounting Officer