Form 10QSB
period 2006-09-30
LUCAS ENERGY, INC.
filed 2006-11-01
CIK 1309082

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2006

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


                         3000 Richmond Avenue, Suite 400
                                Houston, TX 77040
                    (Address of principal executive offices)


                                 (713) 528-1881
                     (Telephone number, including area code)


                               James J. Cerna, Jr.
                              520 S. El Camino Real
                                   Suite #432
                               San Mateo, CA 94402
                    Phone: (650) 343-4535 Fax: (650) 240-0259
            (Name, address and telephone number of agent for service)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 27,540,013 shares of Common Stock issued and outstanding as of October 30, 2006.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Lucas Energy, Inc. at September 30, 2006 and March 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the three and six months ending September 30, 2006 and 2005, have been prepared by our management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended September 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2007.

                               LUCAS ENERGY, INC.
                                 Balance Sheet

                                                                           September 30,         March 31,
                                                                               2006                2006
                                                                            ----------          ----------
                                                                           (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                                      $  437,480          $   59,232
  Oil and gas receivable                                                       149,429              30,222
  Other current assets                                                          10,167               8,614
                                                                            ----------          ----------
      Total Current Assets                                                     597,076              98,068
                                                                            ----------          ----------
OIL AND GAS PROPERTIES, full cost method
  Costs  subject to amortization                                               259,223              61,255
  Costs not subject to amortization                                          3,900,728             531,197
                                                                            ----------          ----------

      Oil and Gas Properties, net                                            4,159,951             592,452
                                                                            ----------          ----------
OTHER ASSETS
  Long-term deposits and bonds                                                  53,141              30,266
                                                                            ----------          ----------

      Total Other Assets                                                        53,141              30,266
                                                                            ----------          ----------

TOTAL ASSETS                                                                $4,810,168          $  720,786
                                                                            ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                     $  213,253          $   42,045
  Income taxes payable                                                          86,030               4,845
                                                                            ----------          ----------

      Total Current Liabilities                                                299,283              46,890
                                                                            ----------          ----------
NON-CURRENT LIABILITIES
  Note payable                                                               2,300,000             125,000
                                                                            ----------          ----------

      Total Liabilities                                                      2,599,283             171,890
                                                                            ----------          ----------
STOCKHOLDERS' EQUITY
  Preferred stock- March 31, 2006, series A; 1,666,667 shares authorized
    of $0.01 par value, 344,250 shares issued and outstanding;                     344
    September 30, 2006, 10,000,000 shares authorized of $0.001 par
    value, no shares outstanding                                                    --
  Common stock- March 31, 2006,10,000,000 shares authorized of
     $0.001 par value,8,000,000 shares issued and outstanding;                   8,000
     September 30, 2006, 100,000,000 shares authorized of $0.001 par
     value, 27,540,013 shares issued and outstanding                            27,540
  Additional paid-in capital                                                 1,937,558             478,236
  Retained earnings                                                            245,787              62,316
                                                                            ----------          ----------

      Total Stockholders' Equity                                             2,210,885             548,896
                                                                            ----------          ----------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                 $4,810,168          $  720,786
                                                                            ==========          ==========

   The accompanying notes are an integral part of these financial statements.

                               LUCAS ENERGY, INC.
                                Income Statements
                                   (Unaudited)

                                  For the Three     For the Three     For the Six      From Inception on
                                  Months Ended      Months Ended      Months Ended       April 6, 2005
                                  September 30,     September 30,     September 30,   Through September 30,
                                      2006              2005              2006                2005
                                  ------------      ------------      ------------        ------------
REVENUES
  Oil and gas revenues            $    401,063      $     94,703      $    514,421        $    108,401
  Consulting services                   34,000                --            34,000                  --
                                  ------------      ------------      ------------        ------------

      Total Revenues                   435,063            94,703           548,421             108,401

  Lease operating expenses              65,719            37,597           104,800              40,055
  Depreciation and depletion           106,360            19,941           127,818              21,699
                                  ------------      ------------      ------------        ------------

      Gross Profit                     262,984            37,165           315,803              46,647
                                  ------------      ------------      ------------        ------------
EXPENSES
  Professional fees                      7,957                --            14,308                 785
  General and administrative            41,343            11,073            67,356              17,578
                                  ------------      ------------      ------------        ------------

      Total Expenses                    49,300            11,073            81,664              18,363
                                  ------------      ------------      ------------        ------------

INCOME FROM OPERATIONS                 213,684            26,092           234,139              28,284
                                  ------------      ------------      ------------        ------------
OTHER EXPENSES
  Sale of assets                            --                --            81,534                  --
  Interest income                        2,546                 6             4,160                  11
  Interest expense                     (52,082)           (1,547)          (55,176)             (1,547)
                                  ------------      ------------      ------------        ------------

      Total Other Expenses             (49,536)           (1,541)           30,518              (1,536)
                                  ------------      ------------      ------------        ------------

NET INCOME BEFORE INCOME TAXES         164,148            24,551           264,657              26,748

INCOME TAX EXPENSE                      43,942             3,318            81,186               3,353
                                  ------------      ------------      ------------        ------------

NET INCOME                        $    120,206      $     21,233      $    183,471        $     23,395
                                  ============      ============      ============        ============

BASIC INCOME PER SHARE            $       0.00      $       0.00      $       0.01        $       0.00
                                  ============      ============      ============        ============

FULLY DILUTED INCOME PER SHARE    $       0.00      $       0.00      $       0.01        $       0.00
                                  ============      ============      ============        ============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING              27,450,562        23,780,011        27,358,961          23,780,011
                                  ============      ============      ============        ============
FULLY DILUTED AVERAGE NUMBER
 OF SHARES OUTSTANDING              27,450,562        23,780,011        27,358,961          23,780,011
                                  ============      ============      ============        ============

   The accompanying notes are an integral part of these financial statements.

                               LUCAS ENERGY, INC.
                       Statements of Stockholders' Equity
                                   (Unaudited)

                                              Preferred Stock             Common Stock        Additional
                                            -------------------       --------------------      Paid-In      Retained
                                            Shares       Amount       Shares        Amount      Capital      Earnings
                                            ------       ------       ------        ------      -------      --------
Balance at inception on April 6, 2005            --       $  --            --      $    --    $        --    $     --

Common shares issued for cash at
 $0.01 per share                                 --          --     5,200,000        5,200         49,800          --

Common shares issued for cash
 paid for  oil leases at $0.08 per share         --          --     2,800,000        2,800        222,230          --

Preferred shares issued for cash at
 $0.60 per share                            325,000         325            --           --        194,675          --

Preferred shares issued for services
 rendered at $0.60 per share                 19,250          19            --           --         11,531          --

Net income for the period from
 inception on April 6, 2005 through
 March 31, 2006                                  --          --            --           --             --      62,316
                                          ---------       -----    ----------      -------    -----------    --------

Balance, March 31, 2006                     344,250         344     8,000,000        8,000        478,236      62,316

Recapitalization                           (344,250)       (344)   17,340,013       17,340        (16,996)         --

Common shares issued for cash at
 $0.50 per share                                 --          --     1,980,000        1,980        988,020          --

Stock issuance costs                             --          --            --           --        (61,482)         --

Common shares issued for wells at                --          --       220,000          220        549,780
 $2.50 per share

Net income for the six months ended
 September 30, 2006                              --          --            --           --             --     183,471
                                          ---------       -----    ----------      -------    -----------    --------

Balance, September 30, 2006               $      --       $  --    27,540,013      $27,540    $ 1,937,558    $245,787
                                          =========       =====    ==========      =======    ===========    ========

   The accompanying notes are an integral part of these financial statements.

                               LUCAS ENERGY, INC.
                            Statements of Cash Flows
                                  (Unaudited)

                                                                For the Six          From Inception on
                                                                Months Ended           April 6, 2005
                                                                September 30,       Through September 30,
                                                                    2006                    2005
                                                                -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $   183,471             $    23,395
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Preferred stock issued for services                                 --                  11,550
     Depreciation and depletion                                     127,818                  21,699
     Gain on sale of assets                                         (81,534)                     --
  Changes in operating assets and liabilities
     Increase in accounts receivable                               (119,207)                (43,607)
     Increase in other current assets                                (1,553)                 (8,614)
     Increase in other assets                                       (22,875)                 (2,866)
     Increase in accounts payable and accrued expenses              252,393                  17,914
                                                                -----------             -----------

         Net Cash Provided by Operating Activities                  338,513                  19,471
                                                                -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of operating interest                                        302,975                      --
  Purchase of property and equipment                             (3,366,758)               (668,457)
                                                                -----------             -----------

         Net Cash Used by Investing Activities                   (3,063,783)               (668,457)
                                                                -----------             -----------
CASH FLOWS FROM FINIANCING ACTIVITIES
  Proceeds from the sale of common stock                            990,000                 280,030
  Proceeds from the sale of preferred stock                              --                 140,000
  Proceeds from notes payable                                     2,300,000                 275,000
  Repayment of note payable                                        (125,000)                     --
  Payment of stock offering costs                                   (61,482)                     --
                                                                -----------             -----------

         Net Cash Provided by Financing Activities                3,103,518                 695,030
                                                                -----------             -----------

NET INCREASE IN CASH                                                378,248                  46,044

CASH AT BEGINNING OF PERIOD                                          59,232                      --
                                                                -----------             -----------
CASH AT END OF PERIOD                                           $   437,480             $    46,044
                                                                ===========             ===========

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  CASH PAID FOR:
    Interest                                                    $        --             $        --
    Income Taxes                                                $        --             $        --

  NON-CASH FINANCING ACTIVITIES
    Preferred stock issued for services                         $        --             $    11,550
    Common stock issued for wells                               $   550,000             $        --

   The accompanying notes are an integral part of these financial statements.

                                LUCAS ENERGY INC.
                     (Formerly Panorama Investments, Corp.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


1. BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended November 30, 2005, has been omitted. The results of operations for the three and six month periods ended September 30, 2006 are not necessarily indicative of results for the entire year ending March 31, 2007.

2. NATURE OF OPERATIONS

a) Organization

The Company was incorporated in the State of Nevada, U.S.A., on December 16, 2003. The Company's principal offices are in Houston, Texas. Lucas Energy, Inc. ("the Subsidiary") was originally incorporated in the State of Nevada on April 6, 2005 for the purpose of acquiring and operating certain oil and gas leases in the state of Texas. Currently, the Company operates fifteen separate oil and gas leases. In conjunction with the acquisition of the Subsidiary, the Company changed its fiscal year end to March 31. The shareholders of the Subsidiary became the controlling shareholders of the Company, accordingly the acquisition of the Subsidiary was accounted for as a reverse merger whereby the historical financial statements are presented as the financial statements of the Company.

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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                                LUCAS ENERGY INC.
                     (Formerly Panorama Investments, Corp.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

                                LUCAS ENERGY INC.
                      (Formerly Panorama Investment Corp.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

The terms of the Acquisition Agreement required that of all of the Lucas Energy Resources shareholders agree to exchange their shares, including preferred and common classes, for an aggregate of 21,800,011 (forward split adjusted) of the Company's common shares in a specified Closing Transaction which occurred June 13, 2006. The transaction required transfer of 2,640,000 outstanding "control" shares to Lucas Energy Resources' private shareholders and required the issuance of an additional 19,160,011 shares to Lucas Energy Resources' private shareholders, for a total new issuance relating to the transaction of 21,800,011 common shares.

In May 2006, the Company completed a private placement of 1,980,000 shares of its common stock at $0.50 per share for gross cash proceeds of $990,000.

In August 2006, the Company issued 220,000 shares of its common stock valued at $2.50 per share for interests in 9 oil properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006

We realized revenues of $435,063 for the quarter. $401,063 was from the sale of oil and gas during the quarter ended September 30, 2006 compared to $94,703 in the same quarter of 2005. Similarly, we incurred lease operating expenses of $65,719 during the quarter ended September 30, 2006 compared to $37,597 for the same quarter of 2005. In 2006, we recorded depreciation and depletion expense of $106,360 for our oil production compared to $19,941 in 2005. During the quarter we realized consulting income of $34,000 while we had no consulting income in 2005.

We incurred operating expenses of $49,300 for the three month period ended September 30, 2006 compared to $11,073 for the corresponding quarter of 2005. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our oil production business and the preparation and filing of our periodic reports. The increase relates to our acquisition of additional oil properties subsequent to September 30, 2005. We expect our revenues and well operating expenses to continue to grow as we repair and improve the wells we have purchased.

Our net income from operations for the three months ended September 30, 2006 was $120,206. Our income from operations for the three months ended September 30, 2005 was $21,233. The increase relates to our acquisition of additional oil properties subsequent to September 30, 2005.

SIX MONTHS ENDED SEPTEMBER 30, 2006

We realized revenues of $514,421 from the sale of oil and gas during the half year ended September 30, 2006 compared to $108,401 in the same period of 2005. We started operations on April 6, 2005. Similarly, we incurred lease operating expenses of $104,800 during the six months ended September 30, 2006 compared to $40,055 for the same period of 2005. In 2006, we recorded depreciation and depletion expense of $127,818 for our oil production compared to $21,699 in 2005. During the quarter we realized consulting income of $34,000 while we had no consulting income in 2005. We expect our revenues and well operating expenses to continue to grow as we repair and improve the wells we have purchased.

We incurred operating expenses of $81,664 for the six month period ended September 30, 2006 compared to $18,363 for the corresponding six months of 2005. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our oil production business and the preparation and filing of our periodic reports. The increase relates to our acquisition of additional oil properties subsequent to September 30, 2005.

Our net income from operations for the six months ended September 30, 2006 was $183,471. Our income from operations for the six months ended September 30, 2005 was $23,395. The increase relates to our acquisition of additional oil properties subsequent to September 30, 2005.

We also recorded a gain on the sale of oil properties of $81,534 during the six months ended September 30, 2006. We had no such gain in the corresponding period of 2005.

LIQUIDITY AND CAPITAL RESOURCES

We realized cash from operations of $338,513 during the six months ended September 30, 2006 compared to cash provided of $19,471 during the six months ended September 30, 2005.

We used $3,366,758 of our cash to purchase oil properties during the six months ended September 30, 2005 compared to $668,457 for the same period in 2006. We received cash of $302,975 from the sale of oil properties in 2006 compared to $-0- for the same period of 2005.

We received cash of $280,030 from the sale of shares of our common stock in September 30, 2005 quarter compared to $990,000 in the 2006 quarter. We borrowed $2,300,000 in 2006 compared to the $275,000 borrowed in 2005. We used $125,000 to repay notes payable during the September 30, 2006 six months.

We expect our current cash balance of $437,480 at September 30, 2006 to satisfy our cash requirements for the next 12 months. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans. However, if we identify additional oil and gas projects that we want to purchase, we may choose to raise additional monies through sales of our equity securities or through loans from banks or third parties to make the acquisitions.

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

The terms of the Acquisition Agreement required that of all of the Lucas Energy Resources shareholders agree to exchange their shares, including preferred and common classes, for an aggregate of 21,800,011 (forward split adjusted) Lucas Energy common shares in a specified Closing Transaction which occurred June 13, 2006. The transaction required transfer of 2,640,000 outstanding "control" shares to Lucas Energy Resources' private shareholders and required the issuance of an additional 19,160,011 shares to Lucas Energy Resources' private shareholders, for a total new issuance relating to the transaction of 21,800,011 common shares.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of September 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our November 30, 2005 audited financial statements and notes thereto, which can be found in our Form 10K-SB filing on the SEC website at www.sec.gov under our SEC File Number 0-51414.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE.

ITEM 2. CHANGES IN SECURITIES

The following unregistered securities have been issued since April 1st, 2006:

     Date             No. of Shares       Title       Valued At        Reason
     ----             -------------       -----       ---------        ------
     May 2006          1,980,000         Common        $0.50            Cash
     August 2006         220,000         Common        $2.50            Wells

During the third quarter, the company achieved pre-negotiated financial benchmarks associated with the Medium Term Note dated August 8, 2006. Because financial results for the quarter met and exceeded both revenue and EBITDA targets, the company has executed its "performance based call option" and has returned 500,000 shares of stock to the treasury. This results in a reduction of shares outstanding from 28,040,013 to 27,540,013 at no cost to the company.

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

November 1, 2006

Lucas Energy, Inc., Registrant


By: /s/ James J. Cerna
---------------------------------
James J. Cerna,
President and Chief Executive Officer, Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.