Form 10QSB
period 2006-12-31
LUCAS ENERGY, INC.
filed 2007-02-12
CIK 1309082

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the Period ended December 31, 2006

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


                               James J. Cerna, Jr.
                         3000 Richmond Avenue, Suite 400
                                Houston, TX 77040
                              Phone: (713) 528-1881
            (Name, address and telephone number of agent for service)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 29,451,394 shares of Common Stock issued and outstanding as of December 31, 2006.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Lucas Energy, Inc. at December 31, 2006 and March 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the three and nine months ending December 31, 2006 and 2005, have been prepared by our management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended December 31, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2007.

                               LUCAS ENERGY, INC.
                                 Balance Sheet

                                                                           December 31,         March 31,
                                                                              2006                2006
                                                                           ----------          ----------
                                                                           (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $1,010,969          $   59,232
  Oil and gas receivable                                                      158,783              30,222
  Other current assets                                                         21,490               8,614
                                                                           ----------          ----------

      Total Current Assets                                                  1,191,242              98,068
                                                                           ----------          ----------
OIL AND GAS PROPERTIES, full cost method
  Costs  subject to amortization                                              494,134              61,255
  Costs not subject to amortization                                         8,179,354             531,197
                                                                           ----------          ----------

      Oil and Gas Properties, net                                           8,673,488             592,452
                                                                           ----------          ----------
OTHER ASSETS
  Long-term deposits and bonds                                                 58,071              30,266
                                                                           ----------          ----------

      Total Other Assets                                                       58,071              30,266
                                                                           ----------          ----------

TOTAL ASSETS                                                               $9,922,801          $  720,786
                                                                           ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                    $  434,904          $   42,045
  Income taxes payable                                                        127,204               4,845
                                                                           ----------          ----------

      Total Current Liabilities                                               562,108              46,890
                                                                           ----------          ----------
NON-CURRENT LIABILITIES
  Note payable                                                              2,300,000             125,000
                                                                           ----------          ----------

      Total Liabilities                                                     2,862,108             171,890
                                                                           ----------          ----------
STOCKHOLDERS' EQUITY
  Preferred stock- March 31, 2006, series A; 1,666,667 shares authorized
   of $0.01 par value, 344,250 shares issued and outstanding;                     344
   September 30, 2006, 10,000,000 shares authorized of $0.001 par
   value, no shares outstanding                                                    --
  Common stock- March 31, 2006,10,000,000 shares authorized of
   $0.001 par value,8,000,000 shares issued and outstanding;                    8,000
   December 31, 2006, 100,000,000 shares authorized of $0.001 par
   value, 29,451,394 shares issued and outstanding                             29,451
  Additional paid-in capital                                                6,618,987             478,236
  Retained earnings                                                           412,254              62,316
                                                                           ----------          ----------

      Total Stockholders' Equity                                            7,060,692             548,896
                                                                           ----------          ----------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                $9,922,800          $  720,786
                                                                           ==========          ==========

   The accompanying notes are an integral part of these financial statements.

                               LUCAS ENERGY, INC.
                                Income Statements
                                   (Unaudited)

                                   For the Three     For the Three    For the Nine      From Inception on
                                   Months Ended      Months Ended     Months Ended        April 6, 2005
                                   December 31,      December 31,     December 31,     Through December 31,
                                       2006              2005             2006                2005
                                   ------------      ------------     ------------        ------------
REVENUES
  Oil and gas revenues             $    396,367      $     96,725     $    910,788        $    205,126
  Consulting services                        --                --           34,000                  --
                                   ------------      ------------     ------------        ------------

      Total Revenues                    396,367            96,725          944,788             205,126

  Lease operating expenses               16,465            18,615          185,926              58,670
  Depreciation and depletion             48,663             6,096          111,820              27,795
                                   ------------      ------------     ------------        ------------

      Gross Profit                      331,239            72,014          647,042             118,661
                                   ------------      ------------     ------------        ------------
EXPENSES
  Professional fees                      20,968            14,462           35,276              15,247
  General and administrative             22,758             6,903           90,114              24,481
                                   ------------      ------------     ------------        ------------

      Total Expenses                     43,726            21,365          125,390              39,728
                                   ------------      ------------     ------------        ------------

INCOME FROM OPERATIONS                  287,513            50,649          521,652              78,933
                                   ------------      ------------     ------------        ------------
OTHER EXPENSES
  Sale of assets                             --                --           81,534                  --
  Interest income                         4,187                --            8,347                  11
  Interest expense                      (84,060)               --         (139,236)             (1,547)
                                   ------------      ------------     ------------        ------------

      Total Other Expenses              (79,873)               --          (49,355)             (1,536)
                                   ------------      ------------     ------------        ------------

NET INCOME BEFORE INCOME TAXES          207,640            50,649          472,297              77,397

INCOME TAX EXPENSE                       41,173               744          122,359               4,097
                                   ------------      ------------     ------------        ------------

NET INCOME                         $    166,467      $     49,905     $    349,938        $     73,300
                                   ============      ============     ============        ============

BASIC INCOME PER SHARE             $       0.01      $       0.01     $       0.01        $       0.01
                                   ============      ============     ============        ============

FULLY DILUTED INCOME PER SHARE     $       0.01      $       0.01     $       0.01        $       0.01
                                   ============      ============     ============        ============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING               27,543,398         8,000,000       27,437,681           8,000,000
                                   ============      ============     ============        ============
FULLY DILUTED AVERAGE NUMBER
 OF SHARES OUTSTANDING               27,543,398         8,344,250       27,437,681           8,344,250
                                   ============      ============     ============        ============

   The accompanying notes are an integral part of these financial statements.

                               LUCAS ENERGY, INC.
                       Statements of Stockholders' Equity
                                   (Unaudited)

                                                   Preferred Stock            Common Stock          Additional
                                                --------------------      ---------------------      Paid-In       Retained
                                                Shares        Amount      Shares         Amount      Capital       Earnings
                                                ------        ------      ------         ------      -------       --------
Balance at inception on April 6, 2005               --       $     --           --      $     --    $       --    $      --

Common shares issued for cash at
 $0.01 per share                                    --             --    5,200,000         5,200        49,800           --

Common shares issued for cash
 paid for  oil leases at $0.08 per share            --             --    2,800,000         2,800       222,230           --

Preferred shares issued for cash at
 $0.60 per share                               325,000            325           --            --       194,675           --

Preferred shares issued for services
 rendered at $0.60 per share                    19,250             19           --            --        11,531           --

Net income for the period from
 inception on April 6, 2005 through
 March 31, 2006                                     --             --           --            --            --       62,316
                                              --------       --------   ----------      --------    ----------    ---------

Balance, March 31, 2006                        344,250            344    8,000,000         8,000       478,236       62,316

Recapitalization                              (344,250)          (344)  17,340,013        17,340       (16,996)          --

Common shares issued for cash at
 $0.50 per share                                    --             --    1,980,000         1,980       988,020           --

Stock issuance costs                                --             --           --            --       (61,482)          --

Common shares issued for wells at
 $2.50 per share                                    --             --      220,000           220       549,780           --

Common shares issued for cash at
 $1.45 per share                                    --             --      311,381           311       451,189           --

Stock issuance costs                                --             --           --            --        (8,160)          --

Common shares issued for wells at
 $2.65 per share                                    --             --    1,600,000         1,600     4,238,400           --

Net income for the nine months ended
 December 31, 2006                                  --             --           --            --            --      349,938
                                              --------       --------   ----------      --------    ----------    ---------

Balance, December 31, 2006                          --       $     --   29,451,394      $ 29,451    $6,618,987    $ 412,254
                                              ========       ========   ==========      ========    ==========    =========

   The accompanying notes are an integral part of these financial statements.

                               LUCAS ENERGY, INC.
                            Statements of Cash Flows
                                  (Unaudited)

                                                                For the Nine       From Inception on
                                                                Months Ended         April 6, 2005
                                                                December 31,      Through December 31,
                                                                   2006                  2005
                                                                -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $   349,938           $    73,300
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Preferred stock issued for services                                 --                11,550
     Depreciation and depletion                                     111,820                27,795
     Gain on sale of assets                                         (81,534)                   --
  Changes in operating assets and liabilities
     Increase in accounts receivable                               (128,561)              (19,007)
     Increase in other current assets                               (12,876)               (8,614)
     Increase in other assets                                       (27,805)                 (255)
     Increase in accounts payable and accrued expenses              515,219                15,531
                                                                -----------           -----------

        Net Cash Provided by Operating Activities                   726,201               100,300
                                                                -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of operating interest                                        302,975                    --
  Purchase of property and equipment                             (3,624,297)             (531,485)
                                                                -----------           -----------

        Net Cash Used by Investing Activities                    (3,321,322)             (531,485)
                                                                -----------           -----------
CASH FLOWS FROM FINIANCING ACTIVITIES
  Proceeds from the sale of common stock                          1,441,500               280,030
  Proceeds from the sale of preferred stock                              --               165,000
  Proceeds from notes payable                                     2,300,000               285,000
  Repayment of note payable                                        (125,000)             (160,000)
  Payment of stock offering costs                                   (69,642)                   --
                                                                -----------           -----------

        Net Cash Provided by Financing Activities                 3,546,858               570,030
                                                                -----------           -----------

NET INCREASE IN CASH                                                951,737               138,845

CASH AT BEGINNING OF PERIOD                                          59,232                    --
                                                                -----------           -----------

CASH AT END OF PERIOD                                           $ 1,010,969           $   138,845
                                                                ===========           ===========

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
  Interest                                                      $        --           $        --
  Income Taxes                                                  $        --           $        --

NON-CASH FINANCING ACTIVITIES
  Preferred stock issued for services                           $        --           $    11,550
  Common stock issued for wells                                 $ 4,790,000           $        --

   The accompanying notes are an integral part of these financial statements.

                                LUCAS ENERGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


1. BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended March 31, 2006, has been omitted. The results of operations for the three and nine month periods ended December 31, 2006 are not necessarily indicative of results for the entire year ending March 31, 2007.

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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                                LUCAS ENERGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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

f) Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at December 31, 2006, exceed federally insured limits by approximately $900,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                                LUCAS ENERGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


4. SIGNIFICANT EVENTS

Acquisition and Share Exchange Agreement:

On May 19, 2006, the Company entered into an Acquisition and Share Exchange Agreement (the "Acquisition Agreement"), pursuant to which the Company acquired, through an exchange transaction, all of the issued and outstanding capital stock of privately held, Lucas Energy Resources, Inc., formerly known as Lucas Energy, Inc. ("Lucas Energy Resources"), from Lucas Energy Resources' shareholders. Lucas Energy is an independent oil and gas company that is building a diversified portfolio of oil and gas assets in the United States. The transaction was contingent upon the satisfaction of certain circumstances, including the issuance and transfer of certain of the Company's shares to the former Lucas Energy Resources shareholders and completion of certain corporate actions by both companies and their shareholders. The terms of the Acquisition Agreement were satisfied and the transaction was completed on June 16, 2006. In conjunction with the transaction, the Company has Amended its Articles of Incorporation to change the Company's name, has forward split its common stock on a 2.4 to 1 ratio, and has changed its trading symbol on the OTC-BB to "LUCE".

The terms of the Acquisition Agreement required that all of the Lucas Energy Resources shareholders agree to exchange their shares, including preferred and common classes, for an aggregate of 21,800,011 (forward split adjusted) of the Company's common shares in a specified Closing Transaction which occurred June 13, 2006. The transaction required transfer of 2,640,000 outstanding "control" shares to Lucas Energy Resources' private shareholders and required the issuance of an additional 19,160,011 shares to Lucas Energy Resources' private shareholders, for a total new issuance relating to the transaction of 21,800,011 common shares.

In May 2006, the Company completed a private placement of 1,980,000 shares of its common stock at $0.50 per share for gross cash proceeds of $990,000.

In August 2006, the Company issued 220,000 shares of its common stock valued at $2.50 per share for interests in 9 oil properties.

In December 2006, the Company completed a private placement of 311,381 shares of its common stock at $1.45 per share for gross cash proceeds of $451,500.

In December 2006, the Company issued 1,600,000 shares of its common stock valued at $2.65 per share for interests in several oil properties.

4. SUBSEQUENT EVENTS

In January 2007, the Company purchased an additional 790 acres of oil and gas properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2006

We realized revenues of $396,367 from the sale of oil and gas during the quarter ended December 31, 2006 compared to $96,725 in the same quarter of 2005. Similarly, we incurred lease operating expenses of $16,465 during the quarter ended December 31, 2006 compared to $18,615 for the same quarter of 2005. In 2006, we recorded depreciation and depletion expense of $48,663 for our oil and gas production compared to $6,096 in 2005. Our growth was the result of purchases of additional oil and gas properties and the completion of work to bring existing wells back into production. We had new engineering reports prepared as of December 31, 2006 to reflect our increased proven reserves as the result of our rework and acquisition of additional wells. The increased reserves resulted in a new estimate of depletion expense for the preceding six months. We reallocated this reduced depletion expense to the prior periods by revising our computation of lease operating expenses in the current quarter.

We incurred operating expenses of $43,726 for the three month period ended December 31, 2006 compared to $21,365 for the corresponding quarter of 2005. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our oil production business and the preparation and filing of our periodic reports. The increase relates to our acquisition of additional oil properties subsequent to December 31, 2005. We expect our revenues and well operating expenses to continue to grow as we repair and improve the wells we have purchased.

Our net income from operations for the three months ended December 31, 2006 was $166,467. Our income from operations for the three months ended December 31, 2005 was $49,905. The increase relates to our acquisition of additional oil properties subsequent to December 31, 2005. Our net income was reduced by $84,060 of interest expense on the $2,300,000 of debt we incurred to purchase properties in 2006.

NINE MONTHS ENDED DECEMBER 31, 2006

We realized revenues of $910,788 from the sale of oil and gas during the nine months ended December 31, 2006 compared to $205,126 in the same period of 2005. We started operations on April 6, 2005. Similarly, we incurred lease operating expenses of $185,926 during the nine months ended December 31, 2006 compared to $58,670 for the same period of 2005. In 2006, we recorded depreciation and depletion expense of $111,820 for our oil production compared to $27,795 in 2005. During the period we also realized consulting income of $34,000 while we had no consulting income in 2005. We expect our revenues and well operating expenses to continue to grow as we repair and improve the wells we have purchased.

We incurred operating expenses of $125,390 for the nine month period ended December 31, 2006 compared to $39,728 for the corresponding nine months of 2005. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our oil production business and the preparation and filing of our periodic reports. The increase relates to our acquisition of additional oil properties subsequent to December 31, 2005.

Our net income from operations for the nine months ended December 31, 2006 was $349,938. Our income from operations for the nine months ended December 31, 2005 was $73,300. The increase relates to our acquisition of additional oil properties subsequent to December 31, 2005. Our net income was reduced by $139,236 of interest expense on the $2,300,000 of debt we incurred to purchase properties in 2006.

We also recorded a gain on the sale of oil properties of $81,534 during the nine months ended December 31, 2006 as we sold a property that did not suit our purposes. We had no such gain in the corresponding period of 2005.

LIQUIDITY AND CAPITAL RESOURCES

We realized cash from operations of $726,201 during the nine months ended December 31, 2006 compared to cash provided of $100,300 during the nine months ended December 31, 2005.

We used $3,624,297 of our cash to purchase oil properties during the nine months ended December 31, 2006 compared to $531,485 for the same period in 2005. We received cash of $302,975 from the sale of oil properties in 2006 compared to $-0- for the same period of 2005.

We received cash of $1,441,500 from the sale of shares of our common stock during the nine months ended December 31, 2006 compared to $280,030 in the same period of 2005. We borrowed $2,300,000 in 2006 compared to the $285,000 borrowed in 2005. We used $165,000 to repay notes payable during the nine months ended December 31, 2006.

We expect our current cash balance of $1,010,969 at December 31, 2006 to satisfy our cash requirements for the next 12 months. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans. However, if we identify additional oil and gas projects that we want to purchase, we may choose to raise additional monies through sales of our equity securities or through loans from banks or third parties to make the acquisitions.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

MILESTONES OF BUSINESS OPERATIONS

On May 19, 2006, Lucas Energy, Inc., formerly known as, Panorama Investments, Corp. (the "Company" or "Lucas Energy") entered into an Acquisition and Share Exchange Agreement (the "Acquisition Agreement"), pursuant to which the Company has acquired, through an exchange transaction, all of the issued and outstanding capital stock of privately held, Lucas Energy Resources, Inc., formerly known as Lucas Energy, Inc. ("Lucas Energy Resources"), from Lucas Energy Resources' shareholders. Lucas Energy is an independent oil and gas company that is building a diversified portfolio of oil and gas assets in the United States. The transaction was contingent upon the satisfaction of certain circumstances, including the issuance and transfer of certain Lucas Energy shares to the former Lucas Energy Resources shareholders and completion of certain corporate actions by both companies and their shareholders. The terms of the Acquisition Agreement were satisfied and the transaction was completed on June 16, 2006. In conjunction with the transaction, Lucas Energy, Inc., has Amended its Articles of Incorporation to change the Company's name, has forward split its common stock on a 2.4 to 1 ratio, and has changed its trading symbol on the OTC-BB to "LUCE".

The terms of the Acquisition Agreement required that all of the Lucas Energy Resources shareholders agree to exchange their shares, including preferred and common classes, for an aggregate of 21,800,011 (forward split adjusted) Lucas Energy common shares in a specified Closing Transaction which occurred June 13, 2006. The transaction required transfer of 2,640,000 outstanding "control" shares to Lucas Energy Resources' private shareholders and required the issuance of an additional 19,160,011 shares to Lucas Energy Resources' private shareholders, for a total new issuance relating to the transaction of 21,800,011 common shares.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of December 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our March 31, 2006 audited financial statements and notes thereto, which can be found in our Form 10K-SB filing on the SEC website at www.sec.gov under our SEC File Number 0-51414.

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

The following unregistered securities have been issued since April 1st, 2006:

         Date        No. of Shares      Title     Valued At      Reason
         ----        -------------      -----     ---------      ------
     May 2006          1,980,000       Common       $0.50         Cash
     August 2006         220,000       Common       $2.50         Wells
     December 2006       311,381       Common       $1.45         Cash
     December 2006     1,600,000       Common       $2.65         Wells

Shares issued for cash were sold under Rule 506 to qualified accredited investors. Shares issued for wells were issued under Rule 4(2).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this quarterly statement.

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

February 12, 2007

Lucas Energy, Inc., Registrant


By: /s/ James J. Cerna
   --------------------------------------------
   James J. Cerna,
   President and Chief Executive Officer, Principal Accounting Officer