Form 10KSB
period 2007-03-31
LUCAS ENERGY, INC.
filed 2007-06-29
CIK 1309082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2007

[ ] Transition Report Pursuant to Section 13or 15(d) of

The Securities Exchange Act of 1934

Commission File Number: 0-51414

LUCAS ENERGY, INC.

(Name of small business issuer in its charter)

Nevada	98-0417780
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Richmond Avenue, Suite 400, Houston, Texas 77098

(Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (713) 528-1881

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:   Common

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of  Regulation  S-B  contained  in  this  form,  and no  disclosure  will be contained,  to the best of the  Registrant's  knowledge,  in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form 10-KSB or any amendment to this Form 10-KSB.   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

 State the issuer's revenues for its most recent fiscal year. $ 1,330,084

 State the aggregate market value of the voting stock held by non-affiliates computed by reference  to the price at which the stock was sold,  or the average bid and ask  prices  of such  stock  as of a  specified  date  within  60  days.

$ 49,156,741(Based on price per share on June 22, 2007)

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 31, 2007
Common Stock, Par Value $0.001 per share	29,792,429

DOCUMENTS INCORPORATED BY REFERENCE

 A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Disclosure Format.   Yes [ ]  No [X]

LUCAS ENERGY, INC.

Cautionary Statement

This report on Form 10-KSB and the documents or information incorporated by reference herein contain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, among others, the following:

•

our growth strategies;

•

anticipated trends in our business;

•

our ability to make or integrate acquisitions;

•

our liquidity and ability to finance our exploration, acquisition and development strategies;

•

market conditions in the oil and gas industry;

•

the timing, cost and procedure for proposed acquisitions;

•

the impact of government regulation;

•

estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;

•

planned capital expenditures (including the amount and nature thereof);

•

increases in oil and gas production;

•

the number of wells we anticipate drilling in the future;

•

estimates, plans and projections relating to acquired properties;

•

the number of potential drilling locations; and

•

our financial position, business strategy and other plans and objectives for future operations.

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,”“anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “will,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

•

the possibility that our acquisitions may involve unexpected costs;

•

the volatility in commodity prices for oil and gas;

•

the accuracy of internally estimated proved reserves;

•

the presence or recoverability of estimated oil and gas reserves;

•

the ability to replace oil and gas reserves;

•

the availability and costs of drilling rigs and other oilfield services;

•

environmental risks;

•

exploration and development risks;

•

competition;

•

the inability to realize expected value from acquisitions;

•

the ability of our management team to execute its plans to meet its goals;

•

other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.

BUSINESS

General

Lucas Energy, Inc., through its consolidated operations, is an independent oil and gas company focused on building and revitalizing a diversified portfolio of oil and gas production assets located in the State of Texas. We seek to acquire underperforming oil and gas assets that we believe we can revitalize in a short period of time.

Acquisitions are a core part of our growth strategy.  The majority of the acquisition proposals and candidates that we review are sourced directly by our senior management or specialized third-party consultants with local area knowledge.  We focus on well acquisitions in which we estimate (a) have a good opportunity and the appropriate acreage to drill additional laterals (PUD’S), (b) our related payback periods will be less than 12 months and (c) our projected internal rate of return on capital invested will exceed 80%.

We are conducting engineering on a program to drill laterals on existing well-bores or offset locations that we have already leased.  The purpose of these laterals will be to provide more aerial access to the formation in order to increase the flow rate and to recover additional oil and gas reserves not recoverable from the existing vertical (straight) holes.  We expect drilling to commence by the third calendar quarter of 2007.

We focus on acquiring shut-in wells that we believe have been overlooked by larger companies and have a high probability of containing large reserves recoverable through the lateral drilling process and responding to our revitalization process.  We seek opportunities to acquire mature oil fields that have 30% to 50% of original oil in place. These fields typically have lost some or all of the reservoir pressure required to drive the oil through the overlying rock and sand and into the well bores of the producing wells, or have experienced mechanical problems.  We believe we have standardized a process that enables us to quickly restore oil production as well as increase production yield.

We use a diverse range of financing arrangements in our acquisitions.  We employ a wide variety of financing structures to acquire assets, including payment of cash and/or stock consideration, seller financing, and royalty fee arrangements.  Since becoming a publicly-traded company in June 2006, we have placed a greater emphasis on using our common stock as a form of consideration.

We seek to maintain a low overhead cost structure while we remain focused on growing our portfolio.  For the past seven consecutive quarters since inception, we have achieved positive net income and have retained our earnings in order to grow our portfolio.

History

The business is conducted through our wholly-owned operating subsidiary, Lucas Energy Resources, Inc., which was incorporated on April 6, 2005 in Nevada.  Lucas Energy Resources was formed by our senior executive officers in 2004 in order to capitalize on the increasing availability of opportunistic acquisitions in the energy sector.  We believe that the continuing divestiture of mature assets held by large companies has created an opportunity to acquire undervalued properties with significant upside potential.

Our main source of revenue comes from the sale of the crude oil that we extract from our wells.  We also derive some ancillary revenue from natural gas sales related to our existing producing oil wells. The main costs associated with our business are related to oil and gas property acquisition, initial well revitalization and ongoing lease operating expenses.  Typical lease acquisition and revitalization cost per well is $250,000 ($60,000 pumping unit; $90,000 in-ground well equipment; and $100,000 intangible drilling costs, which includes, among other things, costs of labor, chemical treatments, rental tools and equipment, water hauling, insurance, on-site geology and overhead).  The revitalization of wells allows short term cash increases while holding the lease for additional future development.

We currently own and operate 31 producing oil and gas wells located throughout four counties in Texas.  Our monthly production, as measured in barrels of oil, has increased from approximately 1,000 barrels per month in December 2005 to over 3,300 barrels per month in March 2007.

On June 16, 2006, we completed a reverse merger with a publicly-traded development stage company, Panorama Investments Corp. (OTCBB: PIVC, “Panorama”).  Prior to the merger, we were a privately-held company with less than 20 shareholders.  In the business combination transaction, the preferred and common equity shareholders of our private predecessor company were issued 86 % of the total outstanding shares of Panorama in exchange for their stock of the private company.  In conjunction with the reverse merger, we changed the name of the company from Panorama to Lucas Energy, Inc. (OTCBB: LUCE).

Our principal office is located at 3000 Richmond Avenue, Suite 400 Houston, Texas 77098.  Our phone number is (713) 528-1881. Our principal operating subsidiary has been granted a Certificate of Authority to transact business in the state of Texas and is a bonded operator with the Texas Railroad Commission.

 Recent Events

Purchase of Griffin Lease

On February 24, 2007, the Company completed the acquisition of the Griffin Lease, a copy of which is attached as Exhibit 10.4 hereto. The Griffin Lease encompasses approximately 498 acres in the area of Gonzales, Texas.  The acreage is in the G.W. Barnett Survey, A-110, Gonzales County, Texas and has 5 existing wells, 3 active and 2 plugged.  All of the active wells are suitable for workover by the Company.  The Company is analyzing the possibility of any further expansion or exploration of the lease, but has formed no opinion at this time with respect to further drilling.  The acquisition price was a 20% overriding royalty given to the mineral rights owner.

Purchase of Delphic Oil Co., LLC

On December 20, 2006, the Company entered into a Stock Purchase Agreement (the "Agreement") with The Delphic Oil Co., LLC, a Florida Limited Liability Company ("Delphic").  Pursuant to the terms of the Agreement, the Company agreed to purchase six oil wells located in Gonzales, Texas (the "Delphic Assets").  The Delphic Assets represent 4 leasehold properties with a total of 1172.29 acres.  The Delphic Assets include six wells, four of which are operating and two additional wells which are currently shut-in and awaiting workover.  The properties also contain additional acreage with offset drilling locations. The terms of the transaction included all assets of Delphic in exchange for 1.6 million shares of the Company's restricted common stock, valued at $2.65 per share, or $4.24 million.

Purchase of Wilson Wells and Properties

 On August 8, 2006, the Company acquired leases, wells and equipment on nine oil properties in Texas. The oil leases were acquired from the Wilson Oil & Gas Company, in Texas for $2,750,000 Lucas Energy paid $2,200,000 in cash and 220,000 shares of the Company's restricted common stock valued at $2.50 a share. Wilson Oil & Gas is a non-affiliate to the Company and will retain a royalty interest averaging 2% in the well production.

Background

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

The terms of the Acquisition Agreement required that of all of the Lucas Energy Resources shareholders agree to exchange their shares, including preferred and common classes, for an aggregate of 21,800,011 (forward split adjusted) Lucas Energy common shares in a specified Closing Transaction which occurred Tuesday, June 13, 2006. The transaction required transfer of 2,640,000 outstanding "control" shares to Lucas Energy Resources' private shareholders and required the issuance of an additional 19,160,011 shares to Lucas Energy Resources' private shareholders, for a total new issuance relating to the transaction of 21,800,011 common shares. 3,540,002 shares were retained by the shareholders of the predecessor company bringing the total outstanding shares to 25,340,013 upon close of the transaction.

Research and Development

We have not allocated funds for conducting research and development activities.  We do not anticipate allocating funds for research and development in the immediate future.

Marketing of Crude Oil and Natural Gas

We operate exclusively in the oil and gas industry. Crude oil and natural gas production from wells owned by us is generally sold direct to oil purchasers such as Gulfmart and Texon and natural gas marketing companies. Sales are generally made on the spot market. These prices often are tied to WTI crude and natural gas futures contracts as posted in national publications.  We have not entered into any agreements to hedge or sell forward any of our oil and gas production.

Natural gas delivered through pipeline networks is sold through a contract with ETC Texas Pipeline Limited.

We sell our oil production to third party purchasers under agreements at posted field prices.  These third parties purchase the oil at the wellhead.

Although  management  believes  that  we are  not  dependent  upon  any one customer, our marketing arrangement with Gulfmart accounted for approximately 61% of our revenue for the year ended March 31, 2007 and  approximately 0% for 2006.  In the event that Gulfmart is unwilling or unable to purchase the production, management believes alternative purchasers of its production are readily available.

Employees

As of the end of our fiscal year on March 31, 2007, we employed three full-time employees, consisting of two executives, and one clerical person. We also utilize certain outsourced third parties to provide operational, technical and certain administrative services. As production levels increase, we may find the need to hire additional personnel.

None of our employees is a member of any union, nor have they entered into any collective bargaining agreements. We believe that our relationship with our employees is good. With the successful implementation of our business plan, we may seek additional employees in the next year to handle anticipated potential growth.

Facilities

We currently occupy approximately 1,500 square feet of office space in Houston, Texas for $1,600 per month, inclusive of utilities. We also occupy 450 square feet of office space in San Mateo, California for $500 per month, inclusive of utilities. Both leases are month-to-month.

Industry Segments

 We are presently engaged in one industry segment, which is the exploration and production of natural gas and oil.

ITEM 1A.

RISK FACTORS

An investment in our common stock involves a number of risks.  These risks include those described in this confidential private placement memorandum and others we have not anticipated or discussed.  Before you purchase the Securities you should carefully consider the information about risks identified below, as well as the information about risks stated in other parts of this memorandum and in our filings with the Commission that we have incorporated by reference in this memorandum.  Any of the risks discussed below or elsewhere in this memorandum or in our Commission filings, and other risks we have not anticipated or discussed, could have a material impact on our business, results of operations, and financial condition.  As a result, they could have an impact on our ability to pay any amounts due with respect to the Securities, or our stock price.

Risks Relating to Our Business

We have a limited operating history, and we may not be able to operate profitably in the near future, if at all.

We have a limited operating history. Businesses which are starting up or in their initial stages of development present substantial business and financial risks and may suffer significant losses from which they cannot recover. We will face all of the challenges of a new business enterprise, including but not limited to, locating suitable office space, engaging the services of qualified support personnel and consultants, establishing budgets and implementing appropriate financial controls and internal operating policies and procedures. We will need to attract and retain a number of key employees and other service personnel..

We have limited operating capital.

We have sufficient capital for current operations through our cash position and current cash flow. However to continue growth and to fund our expansion plans we will require additional financing.. The amount of capital available to us is limited, and may not be sufficient to enable us to fully execute our growth plans without additional fund raising. Additional financing may be required to meet our objectives and provide more working capital for expanding our development and marketing capabilities and to achieve our ultimate plan of expansion and full scale of operations.  There can be no assurance that we will be able to obtain such financing on attractive terms, if at all. We have no firm commitments for additional cash funding beyond the proceeds of the recently completed private placement.

We do not intend to pay dividends to our shareholders.

We do not currently intend to pay cash dividends on our common stock and do not anticipate paying any dividends at any time in the foreseeable future. At present, we will follow a policy of retaining all of our earnings, if any, to finance development and expansion of our business.

Our officers and directors have limited liability, and we are required in certain instances to indemnify our officers and directors for breaches of their fiduciary duties.

We have adopted provisions in our Articles of Incorporation and Bylaws which limit the liability of our officers and directors and provide for indemnification by us of our officers and directors to the full extent permitted by Nevada corporate law. Our articles generally provide that our officers and directors shall have no personal liability to us or our shareholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit. Such provisions substantially limit our shareholders' ability to hold officers and directors liable for breaches of fiduciary duty, and may require us to indemnify our officers and directors.

We face intense competition.

We compete against many other energy companies, some of which have considerably greater resources and abilities. These competitors may have greater marketing and sales capacity, established distribution networks, significant goodwill and global name recognition.

We depend significantly upon the continued involvement of our present management.

Our success depends to a significant degree upon the involvement of our management, who are in charge of our strategic planning and operations. We may need to attract and retain additional talented individuals in order to carry out our business objectives.  The competition for such persons could be intense and there are no assurances that these individuals will be available to us.

Our business is subject to extensive regulation.

As many of our activities are subject to federal, state and local regulation, and as these rules are subject to constant change or amendment, there can be no assurance that our operations will not be adversely affected by new or different government regulations, laws or court decisions applicable to our operations.

Government regulation and liability for environmental matters may adversely affect our business and results of operations.

Crude oil and natural gas operations are subject to extensive federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil and natural gas wells below actual production capacity in order to conserve supplies of crude oil and natural gas. There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of crude oil and natural gas, byproducts thereof and other substances and materials produced or used in connection with crude oil and natural gas operations. In addition, we may inherit liability for environmental damages caused by previous owners of property we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on us.

The crude oil and natural gas reserves we will report in our SEC filings will be estimates and may prove to be inaccurate.

There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values. The reserves we will report in our filings with the SEC will only be estimates and such estimates may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable crude oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future crude oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs. Some or all of these assumptions may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of crude oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Crude oil and natural gas development, re-completion of wells from one reservoir to another reservoir, restoring wells to production and drilling and completing new wells are speculative activities and involve numerous risks and substantial and uncertain costs.

Our growth will be materially dependent upon the success of our future development program. Drilling for crude oil and natural gas and reworking existing wells involves numerous risks, including the risk that no commercially productive crude oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including:

•

unexpected drilling conditions;

•

pressure or irregularities in formations;

•

equipment failures or accidents;

•

inability to obtain leases on economic terms, where applicable;

•

adverse weather conditions;

•

compliance with governmental requirements; and

•

shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.

Drilling or reworking is a highly speculative activity. Even when fully and correctly utilized, modern well completion techniques such as hydraulic fracturing and horizontal drilling do not guarantee that we will find crude oil and/or natural gas in our wells. Hydraulic fracturing involves pumping a fluid with or without particulates into a formation at high pressure, thereby creating fractures in the rock and leaving the particulates in the fractures to ensure that the fractures remain open, thereby potentially increasing the ability of the reservoir to produce oil or gas. Horizontal drilling involves drilling horizontally out from an existing vertical well bore, thereby potentially increasing the area and reach of the well bore that is in contact with the reservoir. Our future drilling activities may not be successful and, if unsuccessful, such failure would have an adverse effect on our future results of operations and financial condition. We cannot assure you that our overall drilling success rate or our drilling success rate for activities within a particular geographic area will not decline. We may identify and develop prospects through a number of methods, some of which do not include lateral drilling or hydraulic fracturing, and some of which may be unproven. The drilling and results for these prospects may be particularly uncertain. Our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted prospects will be dependent on a number of factors, including, but not limited to:

•

the results of previous development efforts and the acquisition, review and analysis of data;

•

the availability of sufficient capital resources to us and the other participants, if any, for the drilling of the prospects;

•

the approval of the prospects by other participants, if any, after additional data has been compiled;

•

economic and industry conditions at the time of drilling, including prevailing and anticipated prices for crude oil and natural gas and the availability of drilling rigs and crews;

•

our financial resources and results;

•

the availability of leases and permits on reasonable terms for the prospects; and

•

the success of our drilling technology.

We cannot assure you that these projects can be successfully developed or that the wells discussed will, if drilled, encounter reservoirs of commercially productive crude oil or natural gas. There are numerous uncertainties in estimating quantities of proved reserves, including many factors beyond our control.

Crude oil and natural gas prices are highly volatile in general and low prices will negatively affect our financial results.

Our revenues, operating results, profitability, cash flow, future rate of growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of crude oil and natural gas. Lower crude oil and natural gas prices also may reduce the amount of crude oil and natural gas that we can produce economically. Historically, the markets for crude oil and natural gas have been very volatile, and such markets are likely to continue to be volatile in the future. Prices for crude oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for crude oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, including:

•

worldwide and domestic supplies of crude oil and natural gas;

•

the level of consumer product demand;

•

weather conditions;

•

domestic and foreign governmental regulations;

•

the price and availability of alternative fuels;

•

political instability or armed conflict in oil producing regions;

•

the price and level of foreign imports; and

•

overall domestic and global economic conditions.

It is extremely difficult to predict future crude oil and natural gas price movements with any certainty. Declines in crude oil and natural gas prices may materially adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Further, oil and gas prices do not move in tandem.

Risks Related To Share Ownership

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:

•	actual or anticipated variations in our quarterly results of operations;
•	changes in market valuations of companies in our industry;
•	changes in expectations of future financial performance;
•	fluctuations in stock market prices and volumes;
•	issuances of common stock or other securities in the future;
•	the addition or departure of key personnel;
•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and
•	the increase or decline in the price of oil and natural gas.

It is possible that the proceeds from sales of our common stock may not equal or exceed the prices you paid for it plus the costs and fees of making the sales.

Substantial sales of our common stock, or the perception that such sales might occur, could depress the market price of our common stock.

We cannot predict whether future issuances of our common stock or resales in the open market will decrease the market price of our common stock. The impact of any such issuances or resales of our common stock on our market price may be increased as a result of the fact that our common stock is thinly, or infrequently, traded.  The exercise of any options or the vesting of any restricted stock that we may grant to directors, executive officers and other employees in the future, the issuance of common stock in connection with acquisitions and other issuances of our common stock could have an adverse effect on the market price of our common stock. In addition, future issuances of our common stock may be dilutive to existing shareholders. Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could lower the market price of our common stock.

We have anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of our common stock.

Provisions in our certificate of incorporation and by-laws and provisions of Nevada law could delay, defer or prevent an acquisition or change in control of us or otherwise adversely affect the price of our common stock.  Nevada law also contains certain provisions that may have an anti-takeover effect and otherwise discourage third parties from effecting transactions with us.

Our common stock is considered "penny stock" securities under Exchange Act rules, which may limit the marketability of our securities.

Our securities are considered low-priced or "designated" securities under rules promulgated under the Exchange Act. Under these rules, broker/dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker/dealer's duties, the customer's rights and remedies, certain market and other information, and make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker/dealers must also disclose these restrictions in writing to the customer and obtain specific written consent of the customer, and provide monthly account statements to the customer. The likely effect of these restrictions is a decrease in the willingness of broker/dealers to make a market in the stock, decreased liquidity of the stock and increased transaction costs for sales and purchases of the stock as compared to other securities.

IN ADDITION TO THE RISK FACTORS SET FORTH ABOVE, THE COMPANY IS SUBJECT TO NUMEROUS OTHER RISKS SPECIFIC TO THE PARTICULAR BUSINESS OF THE COMPANY, AS WELL AS  GENERAL BUSINESS RISK. INVESTORS ARE URGED TO CONSIDER ALL OF THE RISKS INHERENT IN THE COMPANY'S SECURITIES PRIOR TO PURCHASING OR MAKING AN INVESTMENT DECISION. THE COMPANY'S SECURITIES ARE HIGHLY SPECULATIVE AND INVOLVE A VERY HIGH DEGREE OF RISK.

Competition

We are in direct competition with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of the Texas and elsewhere competing for properties.  Many competitors are large, well-known oil and gas and/or energy companies, although no single entity dominates the industry.  Many of our competitors possess greater financial and personnel resources  enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry.  Management believes that there exists a viable market place for smaller producers of natural gas and oil.

Government Regulation

In the United States, legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. These laws and regulations have a significant impact on oil and gas drilling, gas processing plants and production activities, increasing the cost of doing business and, consequently, affect profitability. Inasmuch as new legislation affectinging the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, Lucas Energy may be unable to predict the future cost or impact of complying with these laws and regulations. Lucas Energy considers the cost of environmental protection a necessary and manageable part of its business. Lucas Energy has been able to plan for and comply with new environmental initiatives without materially altering its operating strategies.

Exploration and Production. Lucas Energy's operations are subject to various types of regulation at the federal, state and local levels. These regulations include requiring permits for the drilling wells; maintaining prevention plans; submitting notification and receiving permits related to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface plugging and abandoning of wells and the transporting of production. Lucas Energy's operations are also subject to various conservation matters, including the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition state conservation laws establish maximum rates of production oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas Lucas Energy can produce from its wells and to limit the number of wells or the locations at which Lucas Energy can drill.

Environmental. Our exploration, development, and production of oil and gas, including our operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and gas wells. Our domestic activities are subject to a variety of environmental laws and regulations, including but not limited to, the Oil Pollution Act of 1990 ("OPA"), the Clean Water Act ("CWA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), the Clean Air Act ("CAA"), and the Safe Drinking Water Act ("SDWA"), as well as state regulations promulgated under comparable state statutes. We are also subject to regulations governing the handling, transportation, storage, and disposal of naturally occurring radioactive materials that are found in our oil and gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for cleanup of pollution.

Under the OPA, a release of oil into water or other areas designated by the statute could result in the company being held responsible for the costs of remediating such a release, certain OPA specified damages, and natural resource damages. The extent of that liability could be extensive, as set forth in the statute, depending on the nature of the release. A release of oil in harmful quantities or other materials into water or other specified areas could also result in the company being held responsible under the CWA for the costs of remediation, and civil and criminal fines and penalties.

CERCLA and comparable state statutes, also known as "Superfund" laws, can impose joint and several and retroactive liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a "hazardous substance" into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Potentially liable parties include site owners or operators, past owners or operators under certain conditions, and entities that arrange for the disposal or treatment of, or transport hazardous substances found at the site. Although CERCLA, as amended, currently exempts petroleum, including but not limited to, crude oil, gas and natural gas liquids from the definition of hazardous substance, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA. Furthermore, there can be no assurance that the exemption will be preserved in future amendments of the act, if any.

RCRA and comparable state and local requirements impose standards for the management, including treatment, storage, and disposal of both hazardous and non-hazardous solid wastes. We generate hazardous and non-hazardous solid waste in connection with its routine operations. From time to time, proposals have been made that would reclassify certain oil and gas wastes, including wastes generated during drilling, production and pipeline operations, as "hazardous wastes" under RCRA which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal, and clean-up requirements. This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and gas wastes could have a similar impact. Because oil and gas exploration and production, and possibly other activities, have been conducted at some of our properties by previous owners and operators, materials from these operations remain on some of the properties and in some instances require remediation. In addition, in certain instances we have agreed to indemnify sellers of producing properties from which we have acquired reserves against certain liabilities for environmental claims associated with such properties. While we do not believe that costs to be incurred by us for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

Additionally, in the course of our routine oil and gas operations, surface spills and leaks, including casing leaks, of oil or other materials occur, and we incur costs for waste handling and environmental compliance. Moreover, we are able to control directly the operations of only those wells for which we act as the operator. Management believes that the company is in substantial compliance with applicable environmental laws and regulations.

We do not anticipate being required in the near future to expend amounts that are material in relation to our total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, we are unable to predict the ultimate cost of compliance. There can be no assurance that more stringent laws and regulations protecting the environment will not be adopted or that we will not otherwise incur material expenses in connection with environmental laws and regulations in the future.

Occupational Health and Safety. Lucas Energy is also subject to laws and regulations concerning occupational safety and health. Due to the continued changes in these laws and regulations, and the judicial construction of many of them, Lucas Energy is unable to predict with any reasonable degree of certainty its future costs of complying with these laws and regulations. Lucas Energy considers the cost of safety and health compliance a necessary and manageable part of its business. Lucas Energy has been able to plan for and comply with new initiatives without materially altering its operating strategies.

Lucas Energy is subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. Lucas Energy has used discounting to present value in determining its accrued liabilities for environmental remediation or well closure, but no material claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in Lucas Energy's financial statements. Lucas Energy adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

Taxation

The operations of the Company, as is the case in the petroleum industry generally, are significantly affected by federal tax laws. Federal, as well as state, tax laws have many provisions applicable to corporations which could affect the future tax liability of the Company.

Commitments and Contingencies

Lucas Energy is liable for future restoration and abandonment costs associated with its oil and gas properties. These costs include future site restoration, post closure and other environmental exit costs. The costs of future restoration and well abandonment have not been determined in detail. State regulations require operators to post bonds that assure that well sites will be properly plugged and abandoned. Each state in which Lucas Energy operates requires a security bond varying in value from state to state and depending on the number of wells that Lucas Energy operates. Management views this as a necessary requirement for operations within each state and does not believe that these costs will have a material adverse effect on its financial position as a result of this requirement.

ITEM 2.    DESCRIPTION OF PROPERTIES

Our properties consist essentially of working and royalty interests owned by us in various oil and gas wells and leases located in Texas.

Oil and Gas Acreage

The following table sets forth the developed leasehold acreage held by the Company as of March 31, 2007.  Gross acres are the total number of acres in which the Company has a working interest. Net acres are the sum of the Company's fractional interests owned in the gross acres.

In certain leases, the Company’s ownership varies at different depths; therefore, the net acreage in these leases is calculated using the lowest ownership interest at any depth.

	Gross	Net
Texas, approximately	8,269	8,269

Reserves

Our proved reserves for the years ended March 31, 2007 and 2006 are set forth below:

Proved Reserves

	Oil (Bbls)	Gas (MMcf)	Undiscounted Future Net Revenue ($)	Present Value of Proved Reserves Discounted at 10% ($)
Proved Developed Producing	252,200	0.00	12,040,010	7,078,060
Proved Developed Non Producing	85,840	41.53	4,567,850	3,233,380
Undeveloped	1,244,500	0.00	50,755.63	25,629,880
Total Proved	1,582,540	41.53	67,363,580	35,941,320

The estimates for 2007 are based primarily on the report, dated March 31, 2007, of Forest A. Garb & Associates, Inc., independent petroleum consultants. Such reports are, by their very nature, inexact and subject to changes and revisions. Proved developed reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods.  Proved undeveloped reserves are expected to be recovered from new wells drilled to known  reservoirs on undrilled  acreage  for which existence and  recoverability  of such reserves can be estimated with reasonable certainty,  or from  existing  wells where a  relatively major expenditure is required to establish production. No estimates of reserves have been included in any reports to any federal agency other than the SEC. See SFAS 69 Supplemental Oil and Gas Disclosures included as part of our consolidated financial statements.

Wells

The following summarizes the Company's productive oil and gas wells as of March 31, 2007.  Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which the company has an interest. Net wells are the sum of the Company's fractional interests owned in the gross wells.

	Gross	Net
Oil and gas wells, Texas	31	31
	31	31

Set forth in the following  schedule is the average sales price per unit of oil,  expressed in barrels  ("bbl"),  and of natural gas, expressed in thousand cubic feet ("mcf"), produced by us for the past three fiscal years.

	Years ended March 31,
	2007	2006
Average sales price:
Gas (per mcf)	$ 6.03	$ -
Oil (per bbl)	59.68	58.41
Average cost of production:
Gas (per mcf) *	-	-
Oil (per bbl)	$ 9.43	$22.36

*Gas sold is a byproduct of oil production; costs associated with the gas sold are included in the cost of oil production.

We have not filed any estimates of total, proved net oil and gas reserves with any federal authority or agency since the beginning of our last fiscal year.

The following schedule sets forth the capitalized costs relating to oil and gas producing activities by us for the past three fiscal years.

	Years ended March 31,
	2007	2006

Proved oil and gas producing properties
and related lease and well equipment	$ 9,623,745	$ 631,267
Accumulated depletion	(166,204)	(38,315)
Net Capitalized Costs	9,457,541	$ 592,952

 The following schedule summarizes changes in the standardized measure of discounted future net cash flows relating to our proved oil and gas reserves.

	Years ended March 31,
	2007	2006

Standardized measure, beginning of year	$ 2,208,416	$ -
Oil and gas sales, net of production costs	(1,024,628)	(169,702)
Sales of mineral in place	(619,131)	(144,539)
Purchases	9,619,480	2,038,099
Net change due to revisions in quantity
estimates and accretion of discount	25,767,183	484,558
Standardized measure, end of year	$ 35,941,320	$ 2,208,416

We do not anticipate investing in or purchasing assets and/or property for the purpose of capital gains.  It is our intention to purchase assets and/or property for the purpose of enhancing our primary business operations.  We are not limited as to the percentage amount of our assets we may use to purchase any additional assets or properties.

Item 3.       Legal Proceedings

The Company is not aware of any pending or threatened litigation.

Item 4.       Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended March 31, 2007.

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

 Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol LUCE.  Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the OTC Bulletin Board for the past fiscal year.

	High	Low
2007
3/1/06-6/30/06	$ 2.30	$ 1.75
7/1/06-9/30/06	$ 2.85	$ 2.06
10/01/06-12/31/06	$ 3.50	$ 2.17
01/01/07-03/31/07	$ 3.75	$ 2.20

Holders

 As of March 31, 2007, there were approximately 260 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

Dividend Policy

We have not declared, paid cash dividends, or made distributions in the past. We do not  anticipate  that  we  will  pay  cash  dividends  or  make distributions  in the  foreseeable  future.  We currently intend to retain and reinvest future earnings to finance operations.

Item 6.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Results of Operations

The  following  table  sets  forth  the  percentage  relationship  to total revenues of principal  items  contained in the  statements  of operations of the consolidated  financial  statements included  herewith  for the two most recent fiscal  years  ended  March  31,  2007 and  2006.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Fiscal Years Ended March 31,
	2007		2006
	Amount	Percentage	Amount	Percentage
Total revenues	1,330,084	100%	302,500	100%
Total costs and expenses	675,302	51%	227,053	75%
Total other income (expenses)	(205,314)	(15)%	(8,286)	(3)%
Income before income taxes	449,468	38%	67,161	22%
Income taxes	127,340	10%	4,485	2%
Net income	322,128	24%	62,316	21%

For the Year Ended March 31, 2007 Compared to the Year Ended March 31, 2006

Total revenues of $1,330,084 for the year ended March 31, 2007 ("2007") increased 440% compared to $302,500 for the year ended March 31, 2006 ("2006"), due primarily to the purchase of various oil and gas wells and the work completed to bring those wells back into production. In 2007, oil made up 99% of total revenues compared to 100% in 2006, and gas represented 1% of revenues in 2007 compared to 0% in 2006. The changes were considered minimal representing only a slight difference in percentage points.

We had an operating profit of $654,782 for 2007 compared to an operating profit of $75,447 in 2006. Total operating expenses increased in 2007 primarily due to the increase in general and administrative expenses.   There was also an increase of 216% in cost of sales for the year. The increase in general and administrative expenses was primarily the result of creating the infrastructure to handle the additional wells purchased in 2007. We realized consulting income of $34,000 with no similar incomes in 2006.

Interest expense increased from $8,297 in 2006 to $222,611 in 2007. This change is attributed to the borrowing of $2,300,000 in 2007 to purchase new oil and gas properties.

Our net pretax income for 2007 was $449,468 versus a pretax income of $67,161 for 2006.  The increase in net income in 2007 is primarily attributed to increase in net revenues.

Liquidity and Capital Resources

Historically,  working  capital  needs  have  been  satisfied  through  our operating  revenues and from  the sale of debt and equity instruments.  Our working capital surplus at March 31, 2007 was $468,711 compared with working capital surplus of $51,178 at March 31, 2006. We anticipate meeting working capital needs during the 2008 fiscal year with revenues from operations. Growth and execution of our proposed drilling program will require capital raised through the sale of either equity or debt securities.  We have no other current agreements or arrangements for additional funding and there can be no assurance such funding will be available to us, or if available, such funding will be on acceptable or favorable terms to us.

As  of  March  31,  2007,  we  had  total  assets  of  $10,425,990  and stockholders'  equity of $7,444,013  compared to total assets of $720,786 and total stockholders' equity of $548,896 at March 31, 2006. The increase in total assets and increase in stockholders’ equity at March 31, 2007 is attributed to the purchase of oil wells for common stock valued at $4,790,000 and the private placement of common stock for $1,936,000. We have recorded a short-term liability of $2,300,000 for debt borrowed in 2007 in order to purchase and improve wells.

In the opinion of management, inflation has not had a material effect on the operations of Lucas Energy.

Forward-Looking and Cautionary Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking  statements  may  relate  to such matters as  anticipated  financial  performance,  future  revenues or  earnings, business prospects,  projected ventures, new products and services,  anticipated market  performance  and similar  matters.  When used in this report,  the words "may,"  "will,"  "expect,"  "anticipate,"   "continue,"  "estimate,"  "project," "intend,"  and similar  expressions  are  intended  to identify  forward-looking statements  regarding events,  conditions,  and financial trends that may affect our future  plans of operations,  business  strategy,  operating  results,  and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements.  These risks and uncertainties, many of which are beyond our control, include:

     *   the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;

     *   uncertainties involved  in the  rate of  growth  of our  business  and acceptance of any products or services;

     *   volatility of the stock  market,  particularly within the  energy sector; and

     *   general economic conditions.

Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board  issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

Item 7.   Financial Statements

See Consolidated Financial Statements beginning on page F-1

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective April 4, 2007, the Company, confirmed with its auditors, Moore & Associates (“Moore”) that the firm would no longer be representing the Registrant as its accountants. As of that date, the Company was informed that Moore was voluntarily resigning as the Registrant's accounting firm. Moore audited the consolidated financial statements of the Company for the period from inception (April 6, 2005) to March 31, 2006.

The change of independent accountants was ratified by the Board of Directors of Registrant on April 4, 2007. During the period under which Moore was engaged from May 19, 2006 to April 4, 2007, there were no disagreements with Moore on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.  During the period from May 19, 2006 to April 4, 2007, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)). During the period from May 19, 2006 to April 4, 2007, Moore did not advise the Company that the internal controls necessary for the Company to develop reliable financial statements do not exist. During the period from May 19, 2006 to April 4, 2007, Moore did not advise the Company that any information had come to their attention which had led them to no longer be able to rely on management's representation, or that had made Moore unwilling to be associated with the financial statements prepared by management, that the scope of any audit needed to be expanded significantly or that more investigation was necessary, that there was any information which the accountants concluded would materially impact the fairness and reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements.

The Company engaged Malone & Bailey, PC ("Malone") as its new independent accountants on April 4, 2007. Prior to April 4, 2007 the Company had not consulted with Malone regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and no written report or oral advice was provided to the Company by Malone concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

The decision to change principal auditors and the engagement of the new principal auditor was recommended and approved by the Company’s Board of Directors.

Item 8A.

Controls and Procedures

(a) Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, the design and operation of such disclosure controls and procedures were not effective.  Our independent auditor identified adjusting entries related to our accounting for oil and gas properties and difference in Income Tax disclosures for the period covered by this report.  The Company determined that the adjustments made by our independent auditors arose out of a lack of internal accounting staff with knowledge of oil and gas accounting matters.  To remedy this deficiency, the Company anticipates increasing its accounting resources in the oil and gas and financial reporting functions.

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that have materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.

Other Information

None.

Reports on Form 8-K

Since the beginning of our fiscal fourth quarter commencing January 1, 2007 through the date of this report, we have filed current reports on Form 8-K reporting the following:

On January 29, 2007, the Board of Directors of the Company appointed Peter Grunebaum to fill a vacancy on the Board of Directors.  For the past 10 years, Mr. Grunebaum has been an independent consultant.  From 1980 to the present, Mr. Grunebaum has served as a director of Pre-Paid Legal Services, Inc. and, from 2005 to the present; he has also served on the Board of Directors of Stonemor MLP.

Effective February 21, 2007, Mr. Gordon Jones resigned from the board of directors of the Company, and from his position as Chief Financial Officer.  There are no disagreements between the Company and Mr. Jones.

Effective February 24, 2007, the Company completed the acquisition of the Griffin Lease.  The Griffin Lease encompasses approximately 498 acres in the area of Gonzales, Texas.  The acreage is in the G.W. Barnett Survey, A-110, Gonzales County, Texas and has 5 existing wells, 3 active and 2 plugged.  All of the wells are suitable for work-over by the Company.  The Company is analyzing the possibility of any further expansion or exploration of the lease, but has formed no opinion at this time with respect to further drilling.  The acquisition price was a 20% over-riding royalty given to the mineral rights owner.

The Company has engaged Malone & Bailey, PC ("Malone") as its new independent accountants on April 4, 2007.

On April 10, 2007, the Board of Directors of Lucas Energy, Inc. (the "Company") appointed Malek A. Bohsali as the Company's new Chief Financial Officer.

The Company has not provided audited financial statements within its 8k filings for the WIlson Oil & Gas and Delphic acquisitions. The Company is in the process of amending the filings to include the appropriate information.

PART III

Item 9.   Directors,   Executive   Officers,   Promoters and Control Persons;

               Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the names, ages, and offices held by our directors and executive officers:

Name	Position	Director Since	Age
James J. Cerna, Jr.	Chief Executive Officer, Director	April 6, 2005	38
William A. Sawyer	Chief Operating Officer, Director	April 6, 2005	58
Malek A. Bohsali	Chief Financial Officer	April 10, 2007	41
Eric Wold	Director	May 19, 2006	34
Rick Schmid	Director	May 19, 2006	56
Peter Grunebaum	Director	January 29, 2007	73

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.  There are no agreements with respect to the election of directors.  We have not compensated our directors for service on the Board of Directors or any committee thereof, but directors are reimbursed for expenses incurred for attendance at meetings of the Board and any committee thereof.  Executive officers are appointed annually by the Board and each executive officer serves at the discretion of the Board. The Executive Committee of the Board of Directors, to the extent permitted under Nevada  law,  exercises  all of the  power  and  authority  of the  Board in the management of the business and affairs of Lucas Energy  between  meetings of the Board.

The business experience of each of the persons listed above during the past five years is as follows:

JAMES J. CERNA, JR., CEO, PRESIDENT, DIRECTOR

Mr. Cerna was appointed to his position as Director and principal executive officer on May 19, 2006 and was appointed as President on June 12, 2006. From 2004 to June of 2006 Mr. Cerna was CEO of the privately held Lucas Energy Inc. which merged into the current company. Mr. Cerna is a successful company leader with experience in the energy industry and publicly traded companies. Prior to joining Lucas Energy Inc., Jim was the Chief Oil and Gas Analyst and CFO of Petroleum Partners LLC from 2001 to 2004. Jim was the founder and CEO of NetCurrents, Inc., (NASDAQ: NTCS), an organization that focuses on Internet information monitoring and analysis, competitive intelligence, and strategic counsel in the business-to-business market sector. Jim was responsible for successfully growing the company from a start up with an initial valuation of $500,000 to a Nasdaq Small Cap listed company with a market cap of $330 million upon his retirement. Prior to NetCurrents, Jim was the manager of the GT Global/AIM Funds performance analysis group in San Francisco. Earlier, he was an international equity analyst with Bailard, Biehl, and Kaiser in San Mateo, California. Jim has received five certificates of achievement from the Institute of Chartered Financial Analysts. He is honored by Strathmore's Who's Who for leadership and achievement in the Finance Industry.

WILLIAM A. SAWYER, CHIEF OPERATING OFFICER, DIRECTOR

Mr. Sawyer's appointment to his positions with the Company was effective on June 13, 2006. Mr. Sawyer is proven hands-on energy executive with over 30 years of diversified experience in the energy industry with firms such as; ARCO, Houston Oil & Minerals, Superior Oil (Mobil), and ERCO. Mr. Sawyer founded the petroleum consulting firm of Exploitation Engineers, Inc. The firm has served the oil and gas industry for more than eighteen years. From the period 1999 to 2004 Mr. Sawyer worked for Exploitation Engineers, his clients have included private investors, independent oil companies, banking institutions, major energy and chemical companies, and the US government. The firm has evaluated and managed large projects such as a private trust, which included interests in several hundred producing and non-producing oil and gas properties. This background as a consultant has given Mr. Sawyer the superior technical and business skills necessary to evaluate mineral interests and to prepare fair market value appraisals of both minerals interests and sub-surface storage interests. Mr. Sawyer has been an expert witness in federal court, state court, and before several state agencies in Texas and Oklahoma. Mr. Sawyer has testified as to the fair market value of mineral interests and sub-surface storage interests on several occasions.

MALEK BOHSALI - CHIEF FINANCIAL OFFICER

Mr. Bohsali has over 15 years of experience in the energy industry, including positions in management and oversight of engineering and construction activities, negotiating major vendor contracts, and implementing financial controls.  Mr. Bohsali also has strategic business development, competitive analysis and financial structuring experience.  He has identified analyzed and negotiated acquisition and development targets ranging in size from $50 million to $1.45 billion for Fortune 100 and Fortune 200 companies.  Since May of 2000 to present Mr. Bohsali has been CFO and a member of the Board of Directors of Dynamic Health Strategies, Inc. a data mining and reporting company, where he was responsible for the company’s financing efforts. Mr. Bohsali received an MBA from The University of Houston, and a BS in Civil Engineering from Texas A&M University.

ERIC WOLD, CFA - DIRECTOR

Eric Wold is a Managing Director, Equity Research at Merriman Curhan Ford & Co., where he is responsible for covering the Branded Consumer Sin Redefined sector. He joined the firm in March 2002. For 2006, Mr. Wold was ranked #1 in the nation by the Forbes/StarMine survey and #4 by The Wall Street Journals Best on the Street survey for the Restaurant industry. For 2004, Mr. Wold was ranked #2 in the nation by both The Wall Street Journals Best on the Street and the Forbes/StarMine surveys for the Restaurant industry.   Prior to joining Merriman Curhan Ford & Co., Mr. Wold served as Director of Corporate Finance with NightFire Software, a privately-held telecommunications software company based in Oakland, California. In this capacity, he oversaw the company's corporate finance activities, including a Series D equity financing and multiple debt restructurings. From 1997 through 2000, Mr. Wold served as Vice President and Senior Research Analyst at First Security Van Kasper, where he was responsible for the Restaurant and Branded Consumer sectors. Prior to Van Kasper, Mr. Wold began his career on the buy-side with Research Analyst positions with both Polynous Capital Management (a hedge fund that he co- founded in 1996) and GT Global Financial Services. Mr. Wold received his Chartered Financial Analyst (CFA) designation in 1997 and a BS in Finance from the University of California at Berkeley.

RICK SCHMID – DIRECTOR

A graduate of Colorado School of Mines, Rick Schmid has actively worked in many arenas in the Oil and Gas Industry. He has managed technical programming groups, geophysical processing companies, development groups and exploration and production companies for over 32 years. He brings with him technical expertise that can help guide and monitor the direction Lucas Energy will choose to take. Rick is a Certified Geophysicist in the State of Texas and a member of SEG, AAPG, HGS, & GSH.  For the past 5 years, Mr. Schmid has been an independent geophysicist.

PETER K. GRUNEBAUM - DIRECTOR

Mr. Grunebaum is an independent investment banker with over 40 years of experience in the energy sector with a specialty in Exploration & Production. Previously he was the Managing Director of Fortrend International, an investment firm headquartered in New York, New York, a position he held from 1989 until the end of 2003. From 2003 to present Mr. Grunebaum has been an independent investment banker. Mr. Grunebaum is a graduate of Lehigh University, and in addition with being a board member of Lucas Energy, he is also on the Board of the Prepaid Legal Services, Inc. [NYSE:PPD] and Stonemor Partners LP. [NASDAQ: STON].

Item 10.

Executive Compensation

 Due to the nature of the holding company structure, the Company does not currently have direct employment agreements. All relationships with personnel are presently under the subsidiary operating company, Lucas Energy Resources, Inc., and the Company anticipates that it shall continue to engage and pay employees and executives through the operating subsidiary and not through the parent.

The Company has no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans; however, the Company intends to adopt such plans in the near future. There are presently no personal benefits available for directors, officers or employees of the Company.

On March 20, 2007, the Company has entered into employment agreements with James Cerna and William Sawyer (filed as exhibits 10.5 and 10.6, hereto).  Mr. Cerna's agreement is for a period of 3 years and provides for payment of $175,000 annually in exchange for Mr. Cerna's services as Chairman and Chief Executive Officer of the Company.  Furthermore, the Company irrevocably guarantees the payment of two years of Mr. Cerna's base salary plus bonus (minimum 15%) in the event of a termination of Mr. Cerna's employment with the Company pursuant to Section 5(a), 5(b), 5(c) or 5(e) of the employment agreement.

Mr. Sawyer's agreement is also for a period of 3 years and provides for payment of $150,000 annually in exchange for Mr. Sawyer's services as Chief Operating Officer of the Company.  Mr. Sawyer's agreement also guarantees the payment of one year of Mr. Sawyer's base salary plus bonus (minimum 15%) in the event of a termination of Mr. Sawyer's employment with the Company pursuant to Section 5(a), 5(b), 5(c) or 5(e) of the employment agreement.

Other key personnel involved in the actual operations of the Company's interests are typically paid on a contract basis or as sub-contractors of vendors and service providing companies not owned directly by the Company. Such sub-contracting engagement and per job payments are commonplace in the Company's business. The Company will continue to pay such service providers and third party contractors for running its operations.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, to the best of our knowledge as March 31, 2007, with respect to each person known by us to own beneficially more than 5% of our outstanding common stock, each director and all directors and officers as a group.

Security Ownership of Certain Beneficial Owners.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	James J. Cerna Jr. Revocable Trust 520 S. El Camino Real,# 423 San Mateo, California 94402	3,377,210	11.34%
Common	William A. Sawyer 3000 Richmond Ave #400 Houston, Texas 77098	1,063,497	3.57%
Common	LGA, Inc. 377 S. Nevada St. Carson City, Nevada 89703	5,923,981	19.88%
Common	Eric Wold 3000 Richmond Ave #400 Houston, Texas 77098	290,096.97%
Common	Rick Schmid 3000 Richmond Ave. #400 Houston, Texas 77098	51,959.17%
Common	Malek A. Bohsali 2413A Potomac Drive Houston, Texas 77057	25,000.08%
Common	Peter Grunebaum 3000 Richmond Ave #400 Houston, Texas 77098	154,247.52%
Common	ALL EXECUTTIVE OFFICERS AND DIRECTORS AS A GROUP	4,962,009	16.66%

Item 12.      Certain Relationships and Related Transactions

During the past two fiscal years, there have been no transactions between us  and  any  officer,  director,  nominee  for election as director, or any shareholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced  individuals' immediate family, except as set forth below.

The James Cerna Revocable Trust, whose trustee is the Company's President and CEO, was party to the Share Exchange and Acquisition Agreement and has a direct material interest in the agreement commensurate with their present share ownership interest in the Company.

It is our  policy  that any  future  material  transactions  between us and members of management or their  affiliates  shall be on terms no less  favorable than those available from unaffiliated third parties.

Item 13.      Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
10.1	Contract with SMC*
10.2	Consignment Agreement*
10.3	Stock Purchase Agreement between Lucas Energy, Inc. and The Delphic Oil Co., LLC, dated December 20, 2006*
10.4	Oil, Gas and Mineral Lease between Lucas Energy, Inc. and Griffin, filed of record on February 23, 2007*
10.5	Employment Agreement between Lucas Energy, Inc. and James J. Cerna, dated March 20, 2007
10.6	Employment Agreement between Lucas Energy, Inc. and William A. Sawyer, dated March 20, 2007
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to previous filing with the United States Securities and Exchange Commission

Item 14.    Principal Accountants Fees and Services

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees billed by our  independent  auditors, Malone & Bailey, PC and Moore & Associates, Chartered for  professional  services  rendered  for the  audit  of our annual financial statements  included  in our Annual  Reports on Form  10-KSB for the years ended March 31, 2007 and 2006, and for the review of quarterly financial statements included in our Quarterly  Reports on Form 10-QSB for the quarters  ending June 30, September 30, and December 31, 2006 and 2005, were:

	2007	2006
Malone & Bailey PC	$35,000	$ 0
Moore & Associates, Chartered	$11,000	$6,000

Audit Related Fees

For the years ended March 31, 2007 and 2006,  there were no fees billed for assurance and  related  services  by  Malone & Bailey, PC or Moore &  Associates relating to  the performance of the audit of our  financial  statements  which are not reported under the caption "Audit Fees" above.

 Tax Fees

For the years ended March 31, 2007 and 2006, fees billed by Malone & Bailey, PC or Moore & Associates, Chartered, respectively, for tax compliance, tax advice and tax planning were $-0- and $-0-, respectively.

We do not use the auditors for financial information system design and implementation. These services, which include designing or implementing a system that  aggregates  source data underlying the financial  statements or generates information  that is  significant  to our  financial  statements,  are  provided internally or by other service  providers.  We do not engage the auditors to provide compliance outsourcing services.

The board of directors has considered the nature and amount of fees billed by Malone & Bailey, PC and Moore & Associates, Chartered and believes that the provision of services for activities unrelated to the  audit  is compatible  with  maintaining Malone & Bailey, PC’s and Moore &  Associates' independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCAS ENERGY, INC.

BY:     /S/ JAMES J. CERNA

                  James J. Cerna

                  President and C.E.O.

Dated: June 26 2007

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES J. CERNA James J. Cerna	President, C.E.O. and Chairman (Principal Executive Officer)	June 26, 2007

/s/ MALEK BOHSALI Malek Bohsali	Principal Financial Officer and Accounting Officer	June 26, 2007

/s/ WILLIAM SAWYER William Sawyer	C.O.O. and Director	June 26, 2007

/s/ ERIC WOLD Eric Wold	Director	June 26, 2007

/s/ RICK SCHMID Rick Schmid	Director	June 26, 2007

/s/ PETER GRUNEBAUM Peter Grunebaum	Director	June 26, 2007

LUCAS ENERGY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lucas Energy, Inc.

Houston, Texas 77040

We have audited the accompanying consolidated balance sheet of Lucas Energy, Inc. as of March 31, 2007 and the related consolidated statement of operations, shareholders' equity, and cash flows for the year ended March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lucas Energy, Inc. as of March 31, 2007 and the results of its operations and its cash flows for the year ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

June 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

To the Board of Directors

Lucas Energy, Inc

Houston, Texas

We have audited the accompanying  balance sheet of Lucas Energy, Inc. as of March 31, 2006,  and the related  statements of operations,  stockholders'  equity and cash flows for the period  from  inception  on April 6, 2005  through  March 31, 2006.  These  financial  statements  are  the  responsibility  of the  Company's management.  Our  responsibility  is to express  an  opinion on these  financial statements based on our audits.

We conducted  our audits in  accordance  with  standards  of the Public  Company Accounting Oversight Board (United States). Those standards require that we plan and  perform  the  audits to  obtain  reasonable  assurance  about  whether  the financial  statements  are free of  material  misstatement.  An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the  financial  statements.  An audit also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management,  as well as evaluating the overall  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the financial position of Lucas Energy, Inc as of March 31,  2006 and the  results of its  operations  and its cash flows for the period from  inception on April 6, 2005  through  March 31, 2006,  in  conformity  with accounting principles generally accepted in the United States of America.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

June 24, 2007

LUCAS ENERGY, INC.

Consolidated Balance Sheets

For the Fiscal Years Ended March 31, 2007 and 2006

	March 31, 2007	March 31, 2006

CURRENT ASSETS
Cash	$ 710,018	$ 59,232
Oil and gas receivable	131,485	30,222
Other current assets	70,823	8,614

Total Current Assets	912,326	98,068

OIL AND GAS PROPERTIES, full cost method

Properties subject to amortization	9,623,745	570,012
Properties not subject to amortization	-	61,255
Accumulated depletion	(166,204)	(38,815)
Oil and Gas Properties, net	9,457,541	592,452

OTHER ASSETS

Long-term deposits and bonds	56,123	30,266

Total Other Assets	56,123	30,266

TOTAL ASSETS	$ 10,425,990	$ 720,786

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 386,004	$ 42,045
Income taxes payable	-	-
Accrued interest payable	52,766	-
Total Current Liabilities	438,770	42,045

NON-CURRENT LIABILITIES

Note payable	$ 2,300,000	$ 125,000
Asset retirement obligation	111,022	-
Deferred tax liabilities	132,185	4,845
Total Liabilities	2,981,977	171,890

STOCKHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized of $0.001 par value,
no and 344,250 shares issued and outstanding, respectively	-	344
Common stock, 100,000,000 shares authorized of $0.001 par value,
29,792,429 and 19,200,000 shares issued and outstanding, respectively	29,792	19,200
Additional paid-in capital	7,029,777	467,036
Retained earnings	384,444	62,316

Total Stockholders' Equity	7,444,013	548,896

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 10,425,990	$ 720,786

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.

Consolidated Statements of Operations

For the Fiscal Year Ended March 31, 2007 and

From Inception on April 6, 2005 through March 31, 2006

	For the Year Ended March 31, 2007	From Inception on April 6, 2005 through March 31, 2006

REVENUES

Oil and gas revenues	$ 1,296,084	$ 302,500
Consulting income	34,000	-
Total Revenues	1,330,084	302,500

EXPENSES

Lease operating expenses	313,004	132,798
Depreciation and depletion	153,903	38,815
Professional fees	35,119	24,181
General and administrative	173,276	31,259

Total Expenses	675,302	227,053

INCOME FROM OPERATIONS	654,782	75,447

OTHER INCOME (EXPENSES)
Interest income	17,297	11
Interest expense	(222,611)	(8,297)
Total Other Expenses	(205,314)	(8,286)

NET INCOME BEFORE INCOME TAXES	449,468	67,161

INCOME TAX EXPENSE	127,340	4,845

NET INCOME	$ 322,128	$ 62,316

BASIC INCOME PER SHARE	$ 0.01	$ 0.00

FULLY DILUTED INCOME PER SHARE	$ 0.01	$ 0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	27,984,165	19,200,000

FULLY DILUTED AVERAGE NUMBER OF SHARES OUTSTANDING	27,984,165	21,800,011

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.

Consolidated Statements of Stockholders' Equity

From Inception (April 6, 2005) to March 31, 2006 and

for the Twelve Months Ended March 31, 2007

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount	Shares	Amount

Balance at inception on April 6, 2005	-	$ -	-	$ -	$ -	$ -	$ -

Common shares issued for cash at $0.0044 per share	-	-	12,480,000	12,480	42,520	-	55,000

Common shares issued for cash at $0.033 per share	-	-	6,720,000	6,720	218,310	-	225,030

Preferred shares issued for cash at $0.60 per share	325,000	325	-	-	194,675	-	195,000

Preferred shares issued for services rendered at $0.60 per share	19,250	19	-	-	11,531	-	11,550

Net income for the period from inception through March 31, 2006	-	-	-	-	-	62,316	62,316

Balance, March 31, 2006	344,250	344	19,200,000	19,200	467,036	62,316	548,896

Recapitalization	-	-	3,540,002	3,540	(3,540)	-	-

Conversion of preferred stock	(344,250)	(344)	2,600,011	2,600	(2,256)	-	-

Common shares issued for cash at $0.50 per share	-	-	1,980,000	1,980	988,020	-	990,000

Stock issuance costs	-	-	-	-	(61,482)	-	(61,482)

Common stock issued for wells at $2.50 per share	-	-	220,000	220	549,780	-	550,000

Common stock issued for cash at $1.45 per share	-	-	311,381	311	451,189	-	451,500

Stock issuance costs	-	-	-	-	(8,160)	-	(8,160)

Common shares issued to wells at $2.65 per share	-	-	1,600,000	1,600	4,238,400	-	4,240,000

Common shares issued for cash at $1.45 per share	-	-	323,104	323	468,177	-	468,500

Common shares issued for services at $2.70 per share	-	-	17,931	18	48,396	-	48,414

Stock issuance costs	-	-	-	-	(105,783)	-	(105,783)

Net income for the year ended March 31, 2007	-	-	-	-	-	322,128	322,128

Balance, March 31, 2007	-	$ -	29,792,429	$ 29,792	$ 7,029,777	$ 384,444	$ 7,444,013

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.

Consolidated Statements of Cash Flows

For the Fiscal Year Ended March 31, 2007 and

From Inception on April 6, 2005 through March 31, 2006

	For the Year Ended March 31, 2007	From Inception on April 6, 2005 through March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$ 322,128	$ 62,316
Adjustments to reconcile net income to net cash used by operating activities:
Preferred stock issued for services	-	11,550
Depreciation and depletion	153,903	38,815

Changes in operating assets and liabilities
Increase in accounts receivable	(101,263)	(30,222)
Increase in other current assets	(62,209)	(8,614)
Increase in other assets	(25,857)	(30,266)
Increase in accounts payable and accrued expenses	524,064	46,890

Net Cash Provided by Operating Activities	810,766	90,469

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of oil and gas properties	741,508	147,539
Purchase of oil and gas property and equipment	(4,859,477)	(778,806)

Net Cash Used by Investing Activities	(4,117,969)	(631,267)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the sale of common stock	1,936,000	280,030
Proceeds from the sale of preferred stock	-	195,000
Payment of stock offering costs	(153,011)	-
Repayment of note payable	(125,000)	(150,000)
Proceeds from note payable	2,300,000	275,000

Net cash Provided by Financing Activities	3,957,989	600,030

NET INCREASE IN CASH	650,786	59,232

CASH AT BEGINNING OF PERIOD	59,232	-

CASH AT END OF PERIOD	$ 710,018	$ 59,232

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$ 169,845	$ -
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES

Preferred stock issued for services	$ -	$ 11,550
Common stock issued to acquire oil and gas properties	$ 4,790,000	$ -
Asset retirement obligations incurred	$ 96,956	$ -
Conversion of preferred stock	$ 2,600	$ -
Recapitalization	$ 3,540	$ -

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.

Notes to Consolidated Financial Statements

For the Year Ended March 31, 2007

NOTE 1 – ORGANIZATION AND HISTORY

Lucas Energy, Inc. (“Lucas”) was originally incorporated in the State of Nevada on April 6, 2005 for the purpose of acquiring and operating certain oil and gas leases in the state of Texas.  Currently, Lucas operates forty-one separate oil and gas leases.  The business is conducted through its wholly-owned operating subsidiary, Lucas Energy Resources, Inc., which was incorporated on April 6, 2005 in Nevada.

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

The terms of the Acquisition Agreement required that of all of the Lucas Energy Resources shareholders agree to exchange their shares, including preferred and common classes, for an aggregate of 21,800,011 (forward split adjusted) Lucas Energy common shares. 3,540,002 shares were retained by the shareholders of the predecessor company bringing the total outstanding shares to 25,340,013 upon close of the transaction.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Lucas's financials are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject Lucas to concentration of credit risk consist of cash. At March 31, 2007, Lucas had $543,943 in cash in excess of federally insured limits. Lucas maintains cash accounts only at large high quality financial institutions and Lucas believes the credit risk associated with cash is remote.

Lucas's receivables primarily consist of accounts receivable from oil and gas sales.  Accounts receivable are recorded at invoiced amount and generally do not bear interest.  Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of March 31, 2007, no allowance for doubtful accounts has been recorded and none of the accounts receivable have been collateralized.

Fair Value of Financial Instruments

As at March 31, 2007, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

Oil and Gas Properties, Full Cost Method

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalizable as oil and gas property costs.  Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Lucas assesses the realizability of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred.  Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Lucas to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Asset Retirement Obligations

Lucas follows the provisions of Financial Accounting Standards Board Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For Lucas, asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $1.00 and $0.89 for the years ended March 31, 2007 and 2006, respectively.

Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating condition, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense.

Revenue Recognition

Lucas recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by Lucas is not significantly different from Lucas’s share of production.

Basic Income per Share of Common Stock

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128 and are calculated on the basis of the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. The basic income per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the financial statements.

	For the Year Ended March 31, 2007	From Inception on April 6, 2005 to March 31, 2006
Numerator:
Net Income	$ 322,218	$ 62,316

Basic Income Per Share	$ 0.01	$ 0.00

Denominator - weighted average shares	27,984,165	19,200,000

Fully Diluted Income Per Share	$ 0.01	$ 0.00

Denominator - fully diluted weighted average shares	27,984,165	21,800,011

Lucas’s shares of preferred stock were convertible to common stock on a one share for one share basis. Accordingly, the preferred shares are common stock equivalents for purposes of computing the fully diluted income per share.

Recent Accounting Pronouncements

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We are currently evaluating the statement and have not yet determined the impact of such on our financial statements.

SFAS No. 157, Fair Value Measurement, ("SFAS 157"). This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating this statement and have not yet determined the impact of such on our financial statements. We plan to adopt this statement when required at the start of our fiscal year beginning April 1, 2007.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS OF OIL AND GAS PROPERTIES

Purchase of Griffin Lease

On February 24, 2007, Lucas completed the acquisition of the Griffin Lease. The Griffin Lease encompasses approximately 498 acres in the area of Gonzales, Texas.  The acreage is in the G.W. Barnett Survey, A-110, Gonzales County, Texas and has 5 existing wells, 3 active and 2 plugged.  All of the active wells are suitable for workover by Lucas.  Lucas is analyzing the possibility of any further expansion or exploration of the lease, but has formed no opinion at this time with respect to further drilling.  The acquisition price was a 20% overriding royalty given to the mineral rights owner.

Purchase of Delphic Oil Co., LLC

On December 20, 2006, Lucas entered into a Stock Purchase Agreement (the "Agreement") with The Delphic Oil Co., LLC, a Florida Limited Liability Company ("Delphic").  Pursuant to the terms of the Agreement, Lucas agreed to purchase six oil wells located in Gonzales, Texas (the "Delphic Assets").  The Delphic Assets represent 4 leasehold properties with a total of 1172.29 acres.  The Delphic Assets include six wells, four of which are operating and two additional wells which are currently shut-in and awaiting workover.  The properties also contain additional acreage with offset drilling locations. The terms of the transaction included all assets of Delphic in exchange for 1.6 million shares of Lucas's restricted common stock, valued at $2.65 per share, or $4.24 million.

Purchase of Wilson Wells and Properties

On August 8, 2006, Lucas acquired leases, wells and equipment on nine oil properties in Texas. The oil leases were acquired from the Wilson Oil & Gas Company, in Texas for $2.75 million. Lucas Energy paid $2,200,000 in cash and 220,000 shares of Lucas's restricted common stock valued at $2.50 a share, or $550,000. Wilson Oil & Gas will retain a royalty interest averaging approximately 2% in the well production.

Disposition of Properties

During the period, Lucas sold two of its non-core assets.  A $83,727 gain was realized through the sale of the Big Creek Dome and Bracero properties and was recorded as a reduction in oil and gas properties in accordance with the full cost method of accounting for the sale of oil and gas properties.

NOTE 4 – ASSET RETIREMENT OBLIGATIONS

In accordance with SFAS 143, “Accounting for Asset Retirement Obligations” Lucas records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Lucas accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Lucas's credit-adjusted risk-free interest rate. No market risk premium has been included in Lucas's calculation of the ARO balance.  Lucas recorded $96,959 of asset retirement obligations in 2007 and $14,066 of accretion expense.

NOTE 5 – NOTES PAYABLE

During the period ended September 30, 2006, Lucas entered into a Promissory Note in the amount of $2,300,000 with an original maturity date of February 3, 2008.  On June 25, 2007, the maturity date was extended to February 3, 2009.  The note bears interest at a rate of 14.5% per annum due quarterly.  The note is held by private investors and is secured by the assets acquired from the Wilson Oil and Gas Company on August 8, 2006.  Accrued interest on the note at March 31, 2007 totaled $52,766.

NOTE 6 – COMMON STOCK ACTIVITY

On May 19, 2006, Lucas entered into an Acquisition and Share Exchange Agreement (the "Acquisition Agreement"), pursuant to which Lucas acquired, through an exchange transaction, all of the issued and outstanding capital stock of privately held, Lucas Energy Resources, Inc., formerly known as Lucas Energy, Inc. ("Lucas Energy Resources"), from Lucas Energy Resources' shareholders. The transaction was completed on June 16, 2006.

The terms of the Acquisition Agreement required that all the Lucas Energy Resources shareholders exchange their preferred and common shares, for an aggregate of 21,800,011 of Lucas’s common shares. The transaction required transfer of 2,640,000 outstanding "control" shares to Lucas Energy Resources' private shareholders and required the issuance of an additional 19,160,011 shares to Lucas Energy Resources' private shareholders, for a total new issuance relating to the transaction of 21,800,011 common shares. 3,540,002 shares were retained by the shareholders of the predecessor company bringing the total outstanding shares to 25,340,013 upon close of the transaction.

In April 2005, Lucas issued 12,480,000 shares of its common stock at $0.0044 per share for gross cash proceeds of $55,000.

In May 2005, Lucas issued 6,720,000 shares at $0.033 per share for gross cash proceeds of $225,030.

In May 2005, Lucas issued 19,250 shares of preferred stock for services rendered at $0.60 per share.

In December 2005, Lucas issued 325,000 shares of preferred stock at $0.60 per share for gross proceeds of $195,000 ($195,000 net proceeds).

In May 2006, Lucas completed a private placement of 1,980,000 shares of its common stock at $0.50 per share for gross cash proceeds of $990,000 ($928,518 net proceeds after offering costs).

In August 2006, Lucas issued 220,000 shares of its common stock valued at $2.50 per share for interests in 9 oil properties.

In December 2006, Lucas completed a private placement of 311,381 shares of its common stock at $1.45 per share for gross cash proceeds of $451,500 ($443,340 net proceeds after offering costs).

In December 2006, Lucas issued 1,600,000 shares of its common stock valued at $2.65 per share, or $4.24 million, for interests in several oil properties.

In February 2007, Lucas completed a private placement of 341,035 shares of its common stock at $1.45 per share for gross cash proceeds of $494,500 ($388,717 net proceeds after offering costs).

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lucas Energy, Inc. leases 1,500 square feet of office space in Houston, Texas that serves as its corporate office. The lease is at market rates and is month to month.

Total rent expense was $25,380 for the year ended March 31, 2007 and $5,240 for the year ended March 31, 2006.

As of March 31, 2007, Lucas had drilling commitments of $0 for drilling and completion of wells in progress.

NOTE 8 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and accrued tax liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Components of tax expense are as follows:

	March 31, 2007	March 31, 2006
Federal
Current	$ 114,337	$ 4,845
Deferred	13,003	-
State	-	-

Income tax expense	$ 127,340	$ 4,845

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income operations for the years ended March 31, 2007 and 2006 due to the following:

	March 31, 2007	March 31, 2006
Income tax expense at statutory rate of 34%	$ 152,819	$ 10,074
Intangible drilling costs	(13,003)	-
Excess of percentage depletion
over book depletion	(12,476)	(5,229)

Income tax expense	$ 127,340	$ 4,845

Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for tax purposes. Significant components of the Company’s consolidated deferred tax assets (liabilities) are as follows:

Deferred tax liabilities:
Intangible drilling costs	$ 13,003	$ -
Depletion expense	$ 119,182	$ 4,845
Deferred tax assets:	None	None

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

(UNAUDITED)

   (1)        Capitalized Costs Relating to Oil and Gas Producing Activities:

	At March 31, 2007	At March 31, 2006

Proved oil and gas producing properties and related lease and well equipment	$ 9,623,745	$ 631,267
Unproved oil and gas properties	-	-
Accumulated depreciation and depletion	(166,204)	(38,815)

Net Capitalized Costs	$ 9,457,541	$ 592,452

   (2)       Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities:

	March 31, 2007	From Inception to March 31, 2006
Acquisition of Properties
Proved	$ 8,076,683	$ 713,602
Unproved	-	-
Exploration Costs	-	-
Development Costs	$ 1,542,783	$ 65,204

All operations of Lucas are located in the United States.

     (3)      Results of Operations for Producing Activities:

	For the Year Ended March 31, 2007	From Inception to March 31, 2006

Sales	$ 1,296,084	$ 302,500
Production costs	(313,004)	(132,798)
Depreciation and depletion	(153,903)	(38,815)
Income tax expense	(127,340)	(4,845)

Results of operations for producing activities
(excluding corporate overhead and interest costs)	$ 701,837	$ 126,042

 (4)     Reserve Quantity Information

	Oil BBL	Gas MCF

Proved developed and undeveloped reserves inception on April 6, 2005	-	-
Revisions of previous estimates for improved recovery	-	-
Purchases of minerals in place	83,530	-
Extensions and discoveries	21,983	52,792
Production	(5,940)	-
Sales of minerals in place	-	-

March 31, 2006	99,573	52,792
Revisions of previous estimates for improved recovery	1,356,488	(9,320)
Purchases of minerals in place	147,992	-
Extensions and discoveries	-	-
Production	(21,513)	(1,942)
Sales of minerals in place	-	-

March 31, 2007	1,582,540	41,530

         Proved developed reserves:

                                                                                                                                Oil                          Gas

                                                                                                                               BBL                          CF     .

                March 31, 2006                                                                                      99,573                     52,792

                March 31, 2007                                                                                 1,582,540                     41,530

During the period from inception on April 6, 2005 through March 31, 2007, Lucas had reserve studies and estimates prepared on its various properties.  The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult.  Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

 (5)         Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	March 31, 2007	March 31, 2006

Future cash inflows	$104,664,080	$ 6,205,374
Future production, development costs and income tax expense	(37,300,500)	(2,566,128)

Future net cash flows	67,363,580	3,639,246
Discounted for estimated timing of cash flows	(31,422,260)	(1,430,830)
Standardized measure of discounted future net cash flows	$35,941,320	$ 2,208,416

Future income taxes were determined by applying the statutory income tax rate to future pre-tax net cash flow relating to proved reserves.

The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

	For the Year Ended March 31, 2007	From Inception to March 31, 2006

Standardized measure, beginning of period	$2,208,416	$ -
Oil and gas sales, net of production costs	(1,024,628)	(169,702)
Sales of mineral in place	(619,131)	(147,539)
Purchases	9,619,480	2,038,099
Net change due to revisions in quantity estimates	25,767,183	487,558
Accretion of discount items	-	-

Standardized measure, end of period	$35,941,320	$ 2,208,416

The above schedules relating to proved oil and gas reserves, standardized measure of discounted future net cash flows and changes in the standardized measure of discounted future net cash flows have their foundation in engineering estimates of future net revenues that are derived from proved reserves and prepared using the prevailing economic conditions. These reserve estimates are made from evaluations conducted by independent geologists, of such properties and will be periodically reviewed based upon updated geological and production data.  Estimates of proved reserves are inherently imprecise.  The above standardized measure does not include any restoration costs due to the fact Lucas does not own the land.

Subsequent development and production of Lucas's reserves will necessitate revising the present estimates.  In addition, information provided in the above schedules does not provide definitive information as the results of any particular year but, rather, helps explain and demonstrate the impact of major factors affecting Lucas's oil and gas producing activities.  Therefore, Lucas suggests that all of the aforementioned factors concerning assumptions and concepts should be taken into consideration when reviewing and analyzing this information.

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James J. Cerna, Chief Executive Officer of Lucas Energy, Inc., certify that:

1.   I have reviewed this annual report on Form 10-KSB for the year ended March 31, 2007, of Lucas Energy, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

        (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        (b)  Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (c)  Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.     The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

        (a)    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

        (b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: June 26, 2007

/S/ JAMES J. CERNA
James J. Cerna
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Malek Bohsali, Chief Financial Officer of Lucas Energy, Inc., certify that:

1.    I have reviewed this annual report on Form 10-KSB for the year ended March 31, 2007, of Lucas Energy, Inc.;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.    The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

        (a)    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        (b)    Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (c)    Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.    The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

        (a)    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

        (b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Dated: June 26, 2007

/S/ MALEK BOHSALI
Malek Bohsali
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICERS

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

In connection with the Annual Report of Lucas Energy, Inc.  (the “Company”) on Form 10-KSB for the year ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James J. Cerna, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)               The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)               The information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

/S/ JAMES J. CERNA
James J. Cerna
President and Chief Executive Officer
June 26, 2007

EXHIBIT 32.2

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICERS

Pursuant to 18 U.S.C. 1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

In connection with the Annual Report of Lucas Energy, Inc.  (the “Company”) on Form 10-KSB for the year ended  March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Malek, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(3)               The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(4)               The information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

/S/ MALEK BOHSALI
Malek Bohsali
Chief Financial Officer
June 26, 2007