Form 10QSB
period 2007-06-30
LUCAS ENERGY, INC.
filed 2007-08-14
CIK 1309082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

                         Commission File Number: 0-51414


                               LUCAS ENERGY, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                               98-0417780
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                             3000 Richmond Ave. #400
                                Houston, TX 77098
               (Address of principal executive offices) (Zip Code)

                                 (713) 528-1881
              (Registrant's telephone number, including area code)

              (Former name, former address, and former fiscal year
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding as of July 29, 2007
              -----                              -------------------------------
Common Stock, par value $.01 per share                       29,792,429

Transitional Small Business Format (check one): Yes [ ] No [X]

               LUCAS ENERGY, INC. QUARTERLY REPORT ON FORM 10-QSB

                         FOR THE QUARTERLY PERIOD ENDED

                                  JUNE 30, 2007

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION

Item 1. Financial Statements                                                  3

     -  Consolidated Balance Sheets as of June 30, 2007 and
        March 31, 2007 (unaudited)
     - Consolidated Statement of Operations for the three months ended June 30, 2007 and 2006 (unaudited)
     - Consolidated Statement of Shareholders' Equity for the three months ended June 30, 2007 (unaudited)
     - Consolidated Statement of Cash Flows for the three months ended June 30, 2007 and 2006 (unaudited)
     -  Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition          10
        and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk           13

Item 4. Controls and Procedures                                              13

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                    14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          14

Item 3. Defaults Upon Senior Securities                                      14

Item 4. Submission of Matters to a Vote of Security Holders                  14

Item 5. Other Information                                                    14

Item 6. Exhibits                                                             14

Signatures                                                                   15

                         PART I - FINANCIAL INFORMATION

                               LUCAS ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                       June 30, 2007         March 31, 2007
                                                                       -------------         --------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $    372,846           $    710,018
  Marketable securities                                                      40,000                     --
  Oil and gas receivable                                                    175,930                131,485
  Other current assets                                                       59,845                 70,823
                                                                       ------------           ------------

      Total Current Assets                                                  648,621                912,326
                                                                       ------------           ------------
OIL AND GAS PROPERTIES, full cost method
  Properties subject to amortization                                      9,945,857              9,623,745
  Properties not subject to amortization                                         --                     --
  Accumulated depletion                                                    (217,618)              (166,204)
                                                                       ------------           ------------
      Oil and Gas Properties, net                                         9,728,239              9,457,541
                                                                       ------------           ------------

OTHER ASSETS                                                                 63,729                 56,123
                                                                       ------------           ------------

      TOTAL ASSETS                                                     $ 10,440,589           $ 10,425,990
                                                                       ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                $    337,471           $    386,004
  Accrued interest payable                                                   52,538                 52,766
                                                                       ------------           ------------
      Total Current Liabilities                                             390,009                438,770
                                                                       ------------           ------------
NON-CURRENT LIABILITIES
  Note payable                                                            2,300,000              2,300,000
  Asset retirement obligation                                               114,793                111,022
  Deferred tax liabilities                                                  136,108                132,185
                                                                       ------------           ------------
      Total Liabilities                                                   2,940,910              2,981,977
                                                                       ------------           ------------
STOCKHOLDERS' EQUITY
  Preferred stock, 10,000,000 shares authorized of $0.001 par
   value, no shares issued and outstanding                                       --                     --
  Common stock, 100,000,000 shares authorized of $0.001 par
   value, 29,792,429 shares issued and outstanding                           29,792                 29,792
  Additional paid-in capital                                              7,029,777              7,029,777
  Retained earnings                                                         410,110                384,444
  Unrealized gain on marketable equity securities                            30,000                     --
                                                                       ------------           ------------

      Total Stockholders' Equity                                          7,499,679              7,444,013
                                                                       ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 10,440,589           $ 10,425,990
                                                                       ============           ============

                       See notes to financial statements.

                               LUCAS ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)

                                                                     For the Three Months      For the Three Months
                                                                            Ended                     Ended
                                                                        June 30, 2007             June 30, 2006
                                                                        -------------             -------------
REVENUES
  Oil and gas revenues                                                  $    494,814              $    138,493
  Consulting income                                                           10,000                        --
                                                                        ------------              ------------
      Total Revenues                                                         504,814                   138,493

EXPENSES
  Lease operating expenses                                                   162,716                    39,081
  Depreciation and depletion                                                  55,185                    21,458
  General and administrative                                                 177,920                    32,364
                                                                        ------------              ------------
      Total Expenses                                                         395,821                    92,903
                                                                        ------------              ------------

INCOME FROM OPERATIONS                                                       108,993                    45,590
                                                                        ------------              ------------
OTHER INCOME (EXPENSES)
  Interest income                                                              3,743                     1,614
  Interest expense                                                           (83,147)                   (3,094)
                                                                        ------------              ------------
      Total Other Expenses                                                   (79,404)                   (1,480)
                                                                        ------------              ------------

NET INCOME BEFORE INCOME TAXES                                                29,589                    44,110

INCOME TAX EXPENSE                                                             3,923                    37,244
                                                                        ------------              ------------

NET INCOME                                                              $     25,666              $      6,866
                                                                        ============              ============

UNREALIZED HOLDING GAIN ON MARKETABLE EQUITY SECURITIES                       30,000                        --

COMPREHENSIVE INCOME                                                          55,666                     6,866
                                                                        ============              ============

INCOME PER SHARE - BASIC AND DILUTED                                    $       0.00              $       0.00
                                                                        ============              ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED         29,792,429                23,780,011
                                                                        ============              ============

                       See notes to financial statements.

                               LUCAS ENERGY, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                From the Three Month Period Ending June 30, 2007
                                   (Unaudited)

                                                                                                   Unrealized
                                                                                                  holding gain
                           Preferred Stock          Common Stock        Additional                on marketable
                          -----------------      ------------------      Paid-In      Retained       equity
                          Shares     Amount      Shares      Amount      Capital      Earnings     securities     Total
                          ------     ------      ------      ------      -------      --------     ----------     -----
Balance, March 31, 2007      --      $   --    29,792,429    $29,792    $7,029,777    $384,444      $    --     $7,444,013
                          =====      ======    ==========    =======    ==========    ========      =======     ==========
Net income for the
three months ended
June 30, 2007                --          --            --         --            --      25,666       30,000         55,666
                          -----      ------    ----------    -------    ----------    --------      -------     ----------

Balance, June 30, 2007       --      $   --    29,792,429    $29,792    $7,029,777    $410,110      $30,000     $7,499,679
                          =====      ======    ==========    =======    ==========    ========      =======     ==========


                       See notes to financial statements.

                               LUCAS ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                For the Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)

                                                                         For the Three       For the Three
                                                                         Months Ended        Months Ended
                                                                         June 30, 2007       June 30, 2006
                                                                         -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Comprehensive income                                                     $  55,666           $   6,866
  Adjustments to reconcile net income to net cash
   used by operating activities:
     Depreciation and depletion                                               55,185              21,458
     Deferred taxes                                                            3,923                  --
     Unrealized holding gain on marketable equity securities                 (30,000)                 --
  Changes in operating assets and liabilities:
     Increase in accounts receivable                                         (44,445)            (30,578)
     Decrease in other current assets                                         10,978               3,057
     Increase in other assets                                                 (7,605)            (25,000)
     Increase (decrease) in accounts payable and accrued expenses            (48,762)            148,401
                                                                           ---------           ---------

          Net Cash Provided by (used in) Operating Activities                 (5,060)            124,204
                                                                           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of oil and gas properties                                    --             302,975
  Cash paid for investments                                                  (10,000)                 --
  Purchase of oil and gas property and equipment                            (322,112)           (778,445)
                                                                           ---------           ---------

          Net Cash Used in Investing Activities                             (332,112)           (475,470)
                                                                           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of common stock                                          --             990,000
  Payment of stock offering costs                                                 --             (49,382)
  Repayment of note payable                                                       --            (125,000)
                                                                           ---------           ---------
          Net cash Provided by Financing Activities                               --             815,618
                                                                           ---------           ---------

NET INCREASE IN CASH                                                        (337,172)            464,352

CASH AT BEGINNING OF PERIOD                                                  710,018              59,232
                                                                           ---------           ---------

CASH AT END OF PERIOD                                                      $ 372,846           $ 523,584
                                                                           =========           =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
  Interest                                                                 $  83,147           $      --
  Income taxes                                                             $      --           $      --

NON-CASH INVESTING AND FINANCING ACTIVITIES
  None

                       See notes to financial statements.

                               LUCAS ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Lucas Energy, Inc. ("Lucas") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lucas's annual report filed with the SEC on Form 10-KSB for the period ending March 31, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2007 as reported in Form 10-KSB have been omitted.

NOTE 2. ORGANIZATION AND BUSINESS OPERATIONS

 Lucas Energy, Inc. ("Lucas") was originally incorporated in the State of Nevada on April 6, 2005 for the purpose of acquiring and operating certain oil and gas leases in the state of Texas. Currently, Lucas operates forty-one separate oil and gas leases. The business is conducted through its wholly-owned operating subsidiary, Lucas Energy Resources, Inc., which was incorporated on April 6, 2005 in Nevada.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject Lucas to concentration of credit risk consist of cash. At June 30, 2007, Lucas had $272,846 in cash in excess of federally insured limits. Lucas maintains cash accounts only at large high quality financial institutions and Lucas believes the credit risk associated with cash held in banks is remote.

Lucas's receivables primarily consist of accounts receivable from oil and gas sales. Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of June 30, 2007, no allowance for doubtful accounts has been recorded and none of the accounts receivable have been collateralized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

As at June 30, 2007, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

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

Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $1.03 and $0.89 for the three months ended June 30, 2007 and 2006, respectively.

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

ASSET RETIREMENT OBLIGATIONS

Lucas follows the provisions of Financial Accounting Standards Board Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For Lucas, asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

REVENUE RECOGNITION

Lucas recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by Lucas is not significantly different from Lucas's share of production.

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

MARKETABLE SECURITIES

Marketable securities consist of an investment in the common stock of Solar Night, Inc. Equity securities are classified as "available-for-sale" and are reported at fair value. The investment is publicly-traded and considered liquid. The unrealized gains or losses on these securities, represented by net changes in the fair value of the security, are included in accumulated other comprehensive income as a separate component of shareholder's equity unless the decline in value is deemed to be other-than-temporary, in which case securities are written down to fair value and the loss is charged to income.

NOTE 4. NOTES PAYABLE

During the period ended September 30, 2006, Lucas entered into a Promissory Note in the amount of $2,300,000 with an original maturity date of February 3, 2008. On June 25, 2007, the maturity date was extended to February 3, 2009. The note bears interest at a rate of 14.5% per annum due quarterly. The note is held by private investors and is secured by the assets acquired from the Wilson Oil and Gas Company on August 8, 2006. Accrued interest on the note at March 31, 2007 totaled $52,700.

NOTE 5. SUBSEQUENT EVENTS

On July 30, 2007, Lucas issued 6,263,494 Units in a private placement for $1.15 per Unit. Lucas received gross proceeds of $7,203,018 (expected net proceeds of $6,554,746 after payment of placement costs). Each Unit was comprised of one share of restricted common stock and one common stock purchase warrant. Each warrant is exercisable at $2.00 per share of common stock for a period of 3 years. The holders of the warrants, at their option, can exercise the warrants on a cashless basis. Lucas issued 563,714 warrants to purchase common stock to the placement agent with an exercise price of $2.00 per share for a period of 3 years with a value of $580,202.

The relative fair value of the Common Stock and the Common Stock Purchase Warrants was as follows:

                                                             Relative Fair
         Description                           Shares         Value Amount
         -----------                           ------         ------------
     Common Stock                             6,263,494       $ 4,628,146
     Common Stock Purchase Warrants           6,263,494         2,574,872
                                                              -----------
     Total Proceeds                                             7,203,018
     Placement fees                                              (648,272)
                                                              -----------
     Net Proceeds                                             $ 6,554,746
                                                              ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THE TERMS "LUCAS ENERGY," "LUCAS," "WE," "US" AND "OUR" REFER TO LUCAS ENERGY, INC.

OVERVIEW

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

     * the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;
     * uncertainties involved in the rate of growth of our business and acceptance of any products or services;
     *    volatility of the stock market, particularly within the energy sector;
          and
     *    general economic conditions.

Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements All forward-looking statements included in this report and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PLAN OF OPERATION

Lucas Energy, Inc., through its consolidated operations, is an independent oil and gas company focused on building and revitalizing a diversified portfolio of oil and gas production assets located in the State of Texas. We seek to acquire underperforming oil and gas assets that we believe we can revitalize in a short period of time.

Acquisitions are a core part of our growth strategy. The majority of the acquisition proposals and candidates that we review are sourced directly by our senior management or specialized third-party consultants with local area knowledge. We focus on well acquisitions in which we estimate (a) have a good opportunity and the appropriate acreage to drill additional laterals (PUD'S),
(b) our related payback periods will be less than 12 months and (c) our projected internal rate of return on capital invested will exceed 80%.

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

We seek to maintain a low overhead cost structure while we remain focused on growing our portfolio. For the past nine consecutive quarters since inception, we have achieved positive net income and have retained our earnings in order to grow our portfolio.

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED JUNE 30, 2007

OIL AND GAS REVENUES

For the three months ended June 30, 2007, our oil and gas net sales were $494,814 versus $138,493 for the three months ended June 30, 2006. Oil and gas revenues increased during the period due to additional wells put on line through the ongoing acquisition and rework program. The increase in revenues for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 is attributable to changes in the volume of production and the price we received for production.

                                   For the three        For the three
                                    months ended         months ended
                                   June 30, 2007        June 30, 2006
                                   -------------        -------------

     Volumes: (net)
     Oil (bbls)                          7,866               2,019
     Gas (mcf)                             333                  --

     Average price received:
     Oil                              $  62.41            $  68.59
     Gas                              $   6.48                  --

     Revenues:
     Oil                              $490,952            $138,493
     Gas                              $  3,862            $      0
     Total                            $494,814            $138,493

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended June 30, 2007, general and administrative expenses totaled $177,920 versus $32,364 for the three months ended June 30, 2006. Professional fees principally associated with public company costs were $70,291 versus $6,351 in the prior period.

INTEREST EXPENSE

For the three months ended June 30, 2007, interest expense increased from $3,094 in 2006 to $83,147 in 2007. This change is attributed to the borrowing of $2,300,000 in 2007 to purchase new oil and gas properties.

NET INCOME

For the three months ended June 30, 2007, we had a net income of $25,666 versus a net income of $6,866 for the three months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had cash of $372,846 and working capital of $258,612. During July 2007, we completed a private placement that provided net proceeds of $6,554,746. As of July 31, 2007, we had approximately $4,750,187 in cash. We used a portion of the funds received in the private placement to fully repay the $2.3 million note payable. We anticipate that cash on hand will be sufficient to cover our planned capital and operating expense budget for the remainder of 2007.

Our operations beyond 2007 will require additional capital expenditures. If we are not able to continue to raise funds or dramatically increase our operational cash flow, we will be forced to curtail our aggressive acquisition and drilling program. Additional financing through partnering, public or private equity financings, lease transactions or other financing sources may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to our stockholders.

On July 30, 2007, Lucas issued 6,263,494 Units in a private placement for $1.15 per Unit. Lucas received gross proceeds of $7,203,018 (net proceeds of $6,554,746 after placement costs). Each Unit was comprised of one share of restricted common stock and one common stock purchase warrant. Each warrant is exercisable at $2.00 per share of common stock for a period of 3 years. The holders of the warrants, at their option, can exercise the warrants on a cashless basis.

CASH FLOW FROM OPERATING ACTIVITIES

For the three month period ended June 30, 2007, net cash used in operating activities was $5,060, versus net cash provided from operating activities of $124,204 in the three month period ended June 30, 2006 attributable to changes in working capital components.

CASH FLOW FROM INVESTING ACTIVITIES

For the three month period ended June 30, 2007, net cash used in investing activities was $332,112, primarily attributed to our continued rework program, versus net cash used in investing activities of a $475,470 for the three month period ended June 30, 2006 attributable to $302,975 received as proceeds from the sale of oil and gas properties and capital expenditures of $778,445 for oil and gas properties.

CASH FLOW FROM FINANCING ACTIVITIES

For the three month period ended June 30, 2007, net cash flows from financing activities was $0 versus net cash flows provided from financing activities of $815,618 for the three month period ended June 30, 2006.

HEDGING

We did not hedge any of our oil or natural gas production during 2007 and have not entered into any such hedges from March 31, 2007 through the date of this filing.

CONTRACTUAL COMMITMENTS

None

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2007, we had no off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

None

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We do not engage in commodity price hedging activities.

ITEM 4. CONTROLS AND PROCEDURES.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, the design and operation of such disclosure controls and procedures were not effective. The Company concluded that a lack of internal accounting staff with knowledge of oil and gas and other accounting matters increases the reliance of the Company on its independent auditors to identify accounting and disclosure matters. To remedy this deficiency, the Company anticipates increasing its accounting resources in the oil and gas and financial reporting functions as funds become available through its capital raising efforts.

There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that have materially affect, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Our management is not aware of any significant litigation, pending or threatened, that would have a significant adverse effect on our financial position or results of operations.

ITEM 2. SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS.

On July 30, 2007, Lucas issued 6,263,494 Units in a private placement for $1.15 per Unit. Lucas received gross proceeds of $7,203,018 (net proceeds of $6,554,746 after placement costs). Each Unit was comprised of one share of restricted common stock and one common stock purchase warrant. Each warrant is exercisable at $2.00 per share of common stock for a period of 3 years. The holders of the warrants, at their option, can exercise the warrants on a cashless basis.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit 31.1 *   Chief Executive Officer Certification Pursuant to Section
                 13a-14 of the Securities Exchange Act

Exhibit 31.2 *   Chief Financial Officer Certification Pursuant to Section
                 13a-14 of the Securities Exchange Act

Exhibit 32.1 *   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 *   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
*  Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LUCAS ENERGY, INC.
                                   Registrant


     SIGNATURE                           TITLE                        DATE
     ---------                           -----                        ----


/s/ JAMES J. CERNA           President, C.E.O. and Chairman      August 14, 2007
--------------------------   (Principal Executive Officer)
James J. Cerna



/s/ MALEK BOHSALI            Principal Financial Officer         August 14, 2007
--------------------------   and Accounting Officer
Malek Bohsali

                                INDEX TO EXHIBITS

                                       OF

                               LUCAS ENERGY, INC.


Exhibit 31.1 *   Chief Executive Officer Certification Pursuant to Section
                 13a-14 of the Securities Exchange Act

Exhibit 31.2 *   Chief Financial Officer Certification Pursuant to Section
                 13a-14 of the Securities Exchange Act

Exhibit 32.1 *   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 *   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


----------
*  Filed herewith