Form 10QSB
period 2007-09-30
LUCAS ENERGY, INC.
filed 2007-11-13
CIK 1309082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

                         Commission File Number: 0-51414


                            [LUCAS ENERGY, INC. LOGO]


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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding as of November 8, 2007
              -----                           ----------------------------------
Common Stock, par value $.001 per share                     40,844,625

Transitional Small Business Format (check one): Yes [ ] No [X]

               LUCAS ENERGY, INC. QUARTERLY REPORT ON FORM 10-QSB

                         FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 2007

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION                                                PAGE
                                                                            ----
Item 1. Financial Statements                                                  3

     - Consolidated Balance Sheets as of September 30, 2007 and
       March 31, 2007 (unaudited)
     - Consolidated Statement of Operations for the three and six months ended September 30, 2007 and 2006 (unaudited)
     - Consolidated Statement of Shareholders' Equity for the six months ended September 30, 2007 (unaudited)
     - Consolidated Statement of Cash Flows for the six months ended September 30, 2007 and 2006 (unaudited)
     - Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            10

Item 3. Quantitative and Qualitative Disclosures about Market Risk           13

Item 4. Controls and Procedures                                              13

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                    14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          14

Item 3. Defaults Upon Senior Securities                                      14

Item 4. Submission of Matters to a Vote of Security Holders                  14

Item 5. Other Information                                                    14

Item 6. Exhibits                                                             14

Signatures                                                                   15

                         PART I - FINANCIAL INFORMATION

                               Lucas Energy, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                      September 30, 2007       March 31, 2007
                                                                      ------------------       --------------
CURRENT ASSETS
  Cash                                                                   $  4,987,370           $    710,018
  Marketable securities                                                        83,000                     --
  Oil and gas receivable                                                      196,398                131,485
  Related party receivable                                                      3,032                     --
  Note receivable                                                             438,400                 32,000
  Other current assets                                                        297,507                 38,823
                                                                         ------------           ------------

      TOTAL CURRENT ASSETS                                                  6,005,707                912,326

OIL AND GAS PROPERTIES, FULL COST METHOD
  Properties subject to amortization                                       14,450,008              9,623,745
  Properties not subject to amortization                                           --                     --
  Accumulated depletion                                                      (265,331)              (166,204)
                                                                         ------------           ------------
      OIL AND GAS PROPERTIES, NET                                          14,184,677              9,457,541

OTHER ASSETS                                                                  348,433                 56,123
                                                                         ------------           ------------

      TOTAL ASSETS                                                       $ 20,538,817           $ 10,425,990
                                                                         ============           ============
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $  1,260,139           $    386,004
  Accrued interest payable                                                         --                 52,766
                                                                         ------------           ------------
      TOTAL CURRENT LIABILITIES                                             1,260,139                438,770

NON-CURRENT LIABILITIES
  Note payable                                                                     --              2,300,000
  Asset retirement obligation                                                 126,986                111,022
  Deferred tax liabilities                                                    178,434                132,185
                                                                         ------------           ------------
      TOTAL LIABILITIES                                                     1,565,559              2,981,977

STOCKHOLDERS' EQUITY
  Preferred stock, 10,000,000 shares authorized of $0.001 par value,
   no shares issued and outstanding                                                --                     --
  Common stock, 100,000,000 shares authorized of $0.001 par value,
   40,844,625 and 29,792,429 shares issued and outstanding                     40,844                 29,792
  Additional paid-in capital                                               18,387,708              7,029,777
  Retained earnings                                                           471,706                384,444
  Unrealized gain on marketable equity securities                              73,000                     --
                                                                         ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY                                           18,973,258              7,444,013
                                                                         ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 20,538,817           $ 10,425,990
                                                                         ============           ============

                 See notes to consolidated financial statements.

                               Lucas Energy, Inc.
                      Consolidated Statements of Operations
         For the Three and Six Months Ended September 30, 2007 and 2006
                                   (Unaudited)

                                          For the Three     For the Three      For the Six        For the Six
                                          Months Ended      Months Ended       Months Ended       Months Ended
                                          September 30,     September 30,      September 30,      September 30,
                                              2007              2006               2007               2006
                                           -----------       -----------        -----------        -----------
REVENUES
  Oil and gas revenues                     $   431,673       $   401,063        $   926,487        $   514,421
  Consulting income                                 --            34,000             10,000             34,000
                                           -----------       -----------        -----------        -----------
      TOTAL REVENUES                           431,673           435,063            936,487            548,421

EXPENSES
  Lease operating expenses                     121,537            65,719            307,141            104,800
  Depreciation and depletion                    51,889           106,360            107,074            127,818
  General and administrative                   197,978            49,300            353,010             81,664
                                           -----------       -----------        -----------        -----------
      TOTAL EXPENSES                           371,404           221,379            767,225            314,282
                                           -----------       -----------        -----------        -----------

INCOME FROM OPERATIONS                          60,269           213,684            169,262            234,139
                                           -----------       -----------        -----------        -----------
OTHER INCOME (EXPENSES)
  Gain on sale of assets                            --                --                 --             81,534
  Interest income                               62,383             2,546             66,126              4,160
  Interest expense                             (18,730)          (52,082)          (101,877)           (55,176)
                                           -----------       -----------        -----------        -----------
      TOTAL OTHER EXPENSES                      43,653           (49,536)           (35,751)            30,518
                                           -----------       -----------        -----------        -----------

NET INCOME BEFORE INCOME TAXES                 103,922           164,148            133,511            264,657

INCOME TAX EXPENSE                              42,326            43,942             46,249             81,186
                                           -----------       -----------        -----------        -----------

NET INCOME                                 $    61,596       $   120,206        $    87,262        $   183,471
                                           ===========       ===========        ===========        ===========
UNREALIZED HOLDING GAIN ON MARKETABLE
 EQUITY SECURITIES                              43,000                --             73,000                 --
                                           -----------       -----------        -----------        -----------

COMPREHENSIVE INCOME                       $   104,596       $   120,206        $   160,262        $   183,471
                                           ===========       ===========        ===========        ===========

INCOME PER SHARE - BASIC AND DILUTED       $      0.00       $      0.00        $      0.00        $      0.01
                                           ===========       ===========        ===========        ===========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING - BASIC AND DILUTED            37,386,516        27,450,562         33,610,221         27,358,961
                                           ===========       ===========        ===========        ===========

                 See notes to consolidated financial statements.

                               Lucas Energy, Inc.
                 Consolidated Statements of Stockholders' Equity
             From the Three and Six Months Ending September 30, 2007
                                   (Unaudited)

                                                                                                         Accumulated
                                Preferred Stock            Common Stock        Additional                   Other
                               ------------------      ------------------       Paid-In      Retained   Comprehensive
                               Shares      Amount      Shares       Amount      Capital      Earnings       Income       Total
                               ------      ------      ------       ------      -------      --------       ------       -----
Balance, March 31, 2007            --      $   --    29,792,429    $29,792    $ 7,029,777    $384,444      $    --    $ 7,444,013

Unrealized gain on
 available for sale
 securities                        --          --            --         --             --          --       30,000         30,000

Net income for the
 three months ended
 June 30, 2007                     --          --            --         --             --      25,666           --         25,666
                              -------      ------    ----------    -------    -----------    --------      -------    -----------

Comprehensive income               --          --            --         --             --      25,666       30,000         55,666
                              -------      ------    ----------    -------    -----------    --------      -------    -----------

Balance, June 30, 2007             --          --    29,792,429     29,792      7,029,777     410,110       30,000      7,499,679
                              -------      ------    ----------    -------    -----------    --------      -------    -----------
Common Stock issued for
 cash at $1.15 per share
 (net of proceeds)                 --          --    11,052,196     11,052     11,357,931          --           --     11,368,983

Unrealized gain on
 available for sale
 securities                                                                                                 43,000         43,000

Net income for the
 three months ended
 September 30, 2007                --          --            --         --             --      61,596           --         61,596
                              -------      ------    ----------    -------    -----------    --------      -------    -----------

Comprehensive income               --          --            --         --             --      61,596       43,000        104,596
                              -------      ------    ----------    -------    -----------    --------      -------    -----------

Balance, September 30, 2007        --      $   --    40,844,625    $40,844    $18,387,708    $471,706      $73,000    $18,973,258
                              =======      ======    ==========    =======    ===========    ========      =======    ===========

                 See notes to consolidated financial statements.

                               Lucas Energy, Inc.
                      Consolidated Statements of Cash Flows
              For the Six Months Ended September 30, 2007 and 2006
                                   (Unaudited)

                                                                For the Six            For the Six
                                                                Months Ended           Months Ended
                                                                September 30,          September 30,
                                                                    2007                   2006
                                                                ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $     87,262           $    183,471
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and depletion                                      107,074                127,818
     Deferred taxes                                                   46,249                     --
     Noncash interest on note receivable                              (6,400)                    --
     Gain on sale of assets                                               --                (81,534)
  Changes in operating assets and liabilities
     Increase in accounts receivable                                 (64,913)              (119,207)
     Increase in other current assets                               (258,684)                (1,553)
     Increase in other assets                                       (292,310)               (22,875)
     Increase in related party receivable                             (3,032)                    --
     Increase in accounts payable                                    812,143                252,393
     Increase in accrued expenses                                      9,227                     --
                                                                ------------           ------------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                  436,616                338,513
                                                                ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of operating interest                                --                302,975
  Investments in marketable securities                               (10,000)                    --
  Issuance of  note receivable                                      (400,000)                    --
  Purchase of oil and gas properties                              (4,818,247)            (3,366,758)
                                                                ------------           ------------

          NET CASH USED IN INVESTING ACTIVITIES                   (5,228,247)            (3,063,783)
                                                                ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of common stock                          11,368,983                928,518
  Proceeds of note payable                                                --              2,300,000
  Repayment of note payable                                       (2,300,000)              (125,000)
                                                                ------------           ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                        9,068,983              3,103,518
                                                                ------------           ------------
NET INCREASE IN CASH                                               4,277,352                378,248

CASH AT BEGINNING OF PERIOD                                          710,018                 59,232
                                                                ------------           ------------

CASH AT END OF PERIOD                                           $  4,987,370           $    437,480
                                                                ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
  Interest                                                      $    154,643           $         --
                                                                ============           ============
  Income taxes                                                  $         --           $         --
                                                                ============           ============
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common stock issued for oil and gas properties                $         --           $    550,000
  Unrealized holding gain on available for sale securities            73,000                     --
  Increase in ARO liability                                            8,017                     --

                 See notes to consolidated financial statements.

                               LUCAS ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Lucas Energy, Inc. ("Lucas") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lucas's annual report filed with the SEC on Form 10-KSB for the year ended March 31, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2007 as reported in Form 10-KSB have been omitted.

NOTE 2. ORGANIZATION AND BUSINESS OPERATIONS

Lucas was originally incorporated in the State of Nevada on April 6, 2005 for the purpose of acquiring and operating certain oil and gas leases in the state of Texas. Currently, Lucas operates forty-one separate oil and gas leases. The business is conducted through its wholly-owned operating subsidiary, Lucas Energy Resources, Inc., which was incorporated on April 6, 2005 in Nevada.

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

MARKETABLE SECURITIES.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject Lucas to concentration of credit risk consist of cash. At September 30, 2007, Lucas had $4,887,370 in cash in excess of federally insured limits. Lucas maintains cash accounts only at large high quality financial institutions and Lucas believes the credit risk associated with cash held in banks is remote.

Lucas's receivables primarily consist of accounts receivable from oil and gas sales. Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of September 30, 2007, no allowance for doubtful accounts has been recorded and none of the accounts receivable have been collateralized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2007, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

OIL AND GAS PROPERTIES, FULL COST METHOD

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Lucas assesses the realizability of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Lucas to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

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

BASIC INCOME PER SHARE OF COMMON STOCK

Basic and diluted net income per share calculations are presented in accordance with Financial Accounting Standards Statement 128 and are calculated on the basis of the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. The basic income per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the financial statements.

RECLASSIFICATION

Certain amounts in prior periods have been reclassified to conform to current period presentation.

NOTE 4. NOTES RECEIVABLE

During the three months ended September 30, 2007, Lucas loaned $400,000 to a third party at an interest rate of 8% per annum with a six month term. In the event the note is not paid by January 18, 2008 (the due date), the interest rate on the unpaid balance shall be 16% thereafter.

NOTE 5. NOTES PAYABLE

During the three months ended September 30, 2006, Lucas entered into a Promissory Note in the amount of $2,300,000 with an original maturity date of February 3, 2008. On June 25, 2007, the maturity date was extended to February 3, 2009. On July 20, 2007 the note was repaid in full.

NOTE 6. WARRANTS

In the second quarter, Lucas issued 11,052,196 Units in a private placement for $1.15 per Unit. Lucas received gross proceeds of $12,710,002 (net proceeds of $11,368,984 after placement costs). Each Unit was comprised of one share of restricted common stock and one common stock purchase warrant. Each warrant is exercisable at $2.00 per share of common stock for a period of 3 years. The holders of the warrants, at their option, can exercise the warrants on a cashless basis. Lucas issued 990,000 warrants to purchase common stock to the placement agents with an exercise price of $2.00 per share for a period of 3 years with a value of $1,230,426.

The relative fair value of the Common Stock and the Common Stock Purchase Warrants were as follows:

                                                           Relative Fair
         Description                       Shares           Value Amount
         -----------                       ------           ------------
     Common Stock                         11,052,196        $ 4,828,385
     Common Stock Purchase Warrants       11,052,196          6,540,599
                                                            -----------
     Total Proceeds                                          12,710,002
     Placement fees                                          (1,339,534)
                                                            -----------
     Net Proceeds                                           $11,368,984
                                                            ===========

NOTE 6. SUBSEQUENT EVENTS

On October 25, 2007, Lucas Energy exchanged its 25% working interest in the ApClark prospect, an oil and gas property covering approximately 6,700 acres located in the ApClark field in Southwestern Borden County, Texas, for 3,000,000 shares valued at approximately $800,000 of Bonanza Oil & Gas, Inc. representing a 24.6% stake in the company. Bonanza Oil & Gas, Inc. is a publicly-held oil and gas company led by a team of industry veterans and holds assets ranging from wholly owned prospects to working interests in producing oil wells as well as a large seismic library. Lucas will account for the shares of Bonanza Oil & Gas, Inc. using the equity method of accounting.

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

MANAGEMENT ANALYSIS OF OPERATION

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

We are conducting engineering on a program to drill laterals on existing well-bores or offset locations that we have already leased. The purpose of these laterals will be to provide more aerial access to the formation in order to increase the flow rate and to recover additional oil and gas reserves not recoverable from the existing vertical (straight) holes. We began our drilling program on September 20, 2007 with the drilling of a new horizontal leg in the Hagen Ranch No.3 well, located in the Austin Chalk formation. The Hagen Ranch No.3 well was acquired in 2006 and is located in Gonzales County, Texas. The well sits on a 1330 acre lease which has room for at least two additional wells.

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

We seek to maintain a low overhead cost structure while we remain focused on growing our portfolio. For the past nine consecutive quarters since inception, we have achieved positive net income and have retained our earnings in order to grow our portfolio of assets.

RESULTS OF OPERATIONS:

OIL AND GAS REVENUES

For the three and six months ended September 30, 2007, our oil and gas net sales were $431,673 and $926,487, respectively, versus $401,063 and $514,421for the three and six months ended September 30, 2006, respectively. Oil and gas revenues increased during the period due to additional wells put on line through the ongoing acquisition and rework program. The increase in revenues for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 is primarily attributable to a $19.60 per barrel increase we received for oil. The volume decrease for the three month period is attributable to a testing program initiated to begin our drilling program.

                                 For the           For the
                               three months      three months
                                  ended             ended
                               September 30,     September 30,       Increase/
                                   2007              2006           (Decrease)
                                 --------          --------         ----------
Volumes: (net)
  Oil (bbls)                        5,323             6,138              (815)
  Gas (mcf)                           778                --               778

Average price received:
  Oil                            $  80.51          $  69.91          $  19.60
  Gas                            $   5.96                --          $   5.96

Revenues:
  Oil                            $428,540          $401,063          $ 27,477
  Gas                            $  4,634          $      0          $  4,634
  Total                          $433,174          $401,063          $ 32,111
                                 --------          --------          --------

GENERAL AND ADMINISTRATIVE EXPENSES

For the three and six months ended September 30, 2007, general and administrative expenses totaled $197,978 and $353,010, respectively, versus $49,300 and $81,664, respectively, for the three and six months ended September 30, 2006. Professional fees principally associated with public company costs and payroll for the three and six months ended September 30, 2007, were $150,833 and $261,955, respectively, versus $9,157 and $15,808, respectively, for the three and six months ended September 30, 2006.

INTEREST EXPENSE

For the three months ended September 30, 2007, interest expense decreased from $52,082 in 2006 to $18,730 in 2007. This change is attributed to the repayment in July of $2,300,000 debt issued in August 2006. For the six months ended September 30, 2007, interest expense increased from $55,176 in 2006 to $101,877 in 2007. The increase is due to the $2,300,000 debt that was outstanding from August 2006 to July 2007.

INTEREST INCOME

For the three months ended September 30, 2007, interest income increased from $2,546 in 2006 to $62,383 in 2007. This change is attributed to the sale of common stock and the subsequent increase in cash balances held during the period. For the six months ended September 30, 2007, interest income increased from $4,160 in 2006 to $66,126 in 2007.

NET INCOME

For the three months ended September 30, 2007, we had net income of $61,596 versus net income of $120,206 for the three months ended September 30, 2006. The decrease in net income is attributable to the increase in general and administrative expenses offset by interest earned on the increase in the cash balance and reduced interest expense due to the repayment of our $2,300,000 note payable. For the six months ended September 30, 2007, we had net income of $87,262 versus $183,471 for the six months ended September 30, 2006. The increase in income is attributable to an $81,534 gain on the sale of assets for the six month period ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had cash of $4,987,370 and working capital of $4,745,568. This compares to cash of $710,018 and working capital of $473,556 at March 31, 2007. During the second quarter, we completed a private placement that provided net proceeds of $11,368,984. We used a portion of the funds received in the private placement to fully repay the $2,300,000 note payable. We anticipate that cash on hand will be sufficient to cover our planned capital and operating expense budget for the remainder of our fiscal year.

We have adequate capital to fund our ongoing operations. An acceleration of acquisitions or our planned drilling operations beyond our fiscal year may require additional capital expenditures.. Additional financing through partnering, public or private equity financings, lease transactions or other financing sources may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to our stockholders.

In the second quarter, Lucas issued 11,052,196 Units in a private placement for $1.15 per Unit. Lucas received gross proceeds of $12,710,002 (net proceeds of $11,368,984 after placement costs). Each Unit was comprised of one share of restricted common stock and one common stock purchase warrant. Each warrant is exercisable at $2.00 per share of common stock for a period of 3 years. The holders of the warrants, at their option, can exercise the warrants on a cashless basis.

CASH FLOW FROM OPERATING ACTIVITIES

For the six months ended September 30, 2007, net cash provided from operating activities was $436,616, versus net cash provided from operating activities of $338,513 in the six months ended September 30, 2006.

CASH FLOW FROM INVESTING ACTIVITIES

For the six months ended September 30, 2007, net cash used in investing activities was $5,228,247, primarily attributed to our continued rework program, versus net cash used in investing activities of a $3,063,783 for the six months ended September 30, 2006.

CASH FLOW FROM FINANCING ACTIVITIES

For the six months ended September 30, 2007, net cash flows from financing activities was $9,068,983 primarily attributable to our $12 million Unit offering versus net cash flows provided from financing activities of $3,103,518 primarily attributable to short-term financings for the six months ended September 30, 2006.

HEDGING

We did not hedge any of our oil or natural gas production during 2007 and have not entered into any such hedges from June 30, 2007 through the date of this filing.

CONTRACTUAL COMMITMENTS

None

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2007, we had no off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

On September 1, 2007 the CEO was billed $3,032 for reimbursement of a legal retainer related to patent work on a product that the company's board decided not to pursue. As inventor of the patent, Mr. Cerna agreed to reimburse the company and pay all future costs related to it. The receivable was paid off on October 22, 2007.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007, the design and operation of such disclosure controls and procedures were effective. Based on managements' assessment of disclosure controls and procedures in the prior quarter, the Company hired the accounting firm of Schmuck, Smith, Tees & Company P.C. to augment internal accounting staff and to assist with oil and gas related disclosures and financial reporting.

There were no changes in the Company's internal controls over financial reporting other than the addition of the accounting firm of Schmuck, Smith, Tees & Company P.C. that occurred during the fiscal quarter ended September 30, 2007 that have materially affect, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Our management is not aware of any significant litigation, pending or threatened, that would have a significant adverse effect on our financial position or results of operations.

ITEM 2. SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS.

In the second quarter, Lucas issued 11,052,196 Units in a private placement for $1.15 per Unit. Lucas received gross proceeds of $12,710,002 (net proceeds of $11,368,984 after placement costs). Each Unit was comprised of one share of restricted common stock and one common stock purchase warrant. Each warrant is exercisable at $2.00 per share of common stock for a period of 3 years. The holders of the warrants, at their option, can exercise the warrants on a cashless basis.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit 31.1, 31.2*   Chief Executive Officer and Chief Financial Officer
                      Certification Pursuant to Section 13a-14 of the Securities
                      Exchange Act

Exhibit 32.1, 32.2*   Certification Pursuant to 18 U.S.C. Section 1350, as
                      Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002

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

                               LUCAS ENERGY, INC.
                                   Registrant

      Signature                           Title                      Date
      ---------                           -----                      ----


/s/ JAMES J. CERNA            President, C.E.O. and Chairman    November 9, 2007
----------------------------  (Principal Executive Officer)
James J. Cerna


/s/ MALEK BOHSALI
----------------------------  Principal Financial Officer       November 9, 2007
Malek Bohsali                 and Accounting Officer

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