Form 10QSB
period 2007-12-31
LUCAS ENERGY, INC.
filed 2008-02-07
CIK 1309082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT

            For the transition period from ___________ to ___________

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding as of February 4, 2008
               -----                          ----------------------------------

Common Stock, par value $.001 per share                  10,211,156

Transitional Small Business Format (check one): Yes [ ] No [X]

               LUCAS ENERGY, INC. QUARTERLY REPORT ON FORM 10-QSB

                         FOR THE QUARTERLY PERIOD ENDED

                                DECEMBER 31, 2007

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I FINANCIAL INFORMATION

Item 1. Financial Statements                                                  3

     - Consolidated Balance Sheets as of December 31, 2007 and March 31, 2007 (unaudited)
     - Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended December 31, 2007 and 2006 (unaudited)
     - Consolidated Statement of Shareholders' Equity for the nine months ended December 31, 2007 (unaudited)
     - Consolidated Statements of Cash Flows for the nine months ended December 31, 2007 and 2006 (unaudited)
     -    Notes to Consolidated Financial Statements

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

                         PART I - FINANCIAL INFORMATION

                               Lucas Energy, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                     December 31,             March 31,
                                                                         2007                   2007
                                                                     ------------           ------------
CURRENT ASSETS
  Cash                                                               $  2,771,990           $    710,018
  Marketable securities                                                   517,850                     --
  Oil and gas receivables                                                 296,835                131,485
  Note receivable                                                          32,000                 32,000
  Other current assets                                                    272,293                 38,823
                                                                     ------------           ------------

      TOTAL CURRENT ASSETS                                              3,890,968                912,326
                                                                     ------------           ------------
OIL AND GAS PROPERTIES, FULL COST METHOD
  Properties subject to amortization                                   16,845,902              9,623,745
  Accumulated depletion                                                  (351,723)              (166,204)
                                                                     ------------           ------------

      OIL AND GAS PROPERTIES, NET                                      16,494,179              9,457,541
                                                                     ------------           ------------
FIXED ASSETS, net of accumulated depreciation of
 $145 and $0, respectively                                                  2,473                     --

OTHER ASSETS
  Drilling deposits, bonds, and prepaid expenses                          317,025                 56,123
  Note receivable                                                         414,466                     --
                                                                     ------------           ------------

      TOTAL ASSETS                                                   $ 21,119,111           $ 10,425,990
                                                                     ============           ============
CURRENT LIABILITIES
  Accounts payable and accrued expenses                              $  1,614,101           $    386,004
  Accrued interest payable                                                     --                 52,766
                                                                     ------------           ------------

      TOTAL CURRENT LIABILITIES                                         1,614,101                438,770
                                                                     ------------           ------------
NON-CURRENT LIABILITIES
  Note payable                                                                 --              2,300,000
  Asset retirement obligation                                             133,755                111,022
  Deferred tax liabilities                                                271,591                132,185
                                                                     ------------           ------------

      TOTAL LIABILITIES                                                 2,019,447              2,981,977
                                                                     ------------           ------------
STOCKHOLDERS' EQUITY
  Preferred stock, 10,000,000 shares authorized of
   $0.001 par value, no shares issued and outstanding                          --                     --
  Common stock, 25,000,000 shares authorized of $0.001 par
   value 10,211,156 and 7,448,107 shares issued and outstanding,
   respectively                                                            10,211                  7,448
  Additional paid-in capital                                           18,413,841              7,052,121
  Retained earnings                                                       651,612                384,444
  Unrealized gain on marketable equity securities                          24,000                     --
                                                                     ------------           ------------

      TOTAL STOCKHOLDERS' EQUITY                                       19,099,664              7,444,013
                                                                     ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 21,119,111           $ 10,425,990
                                                                     ============           ============

                 See notes to consolidated financial statements.

                               Lucas Energy, Inc.
         Consolidated Statements of Operations and Comprehensive Income For the Three and Nine Months Ended December 31, 2007 and 2006
                                   (Unaudited)

                                                    For the Three     For the Three      For the Nine      For the Nine
                                                     Months Ended      Months Ended      Months Ended      Months Ended
                                                     December 31,      December 31,      December 31,      December 31,
                                                         2007              2006              2007              2006
                                                     -----------       -----------       -----------       -----------
REVENUES
  Oil and gas revenues                               $   811,023       $   396,367       $ 1,737,510       $   910,788
  Other revenues                                              --                --            10,000            34,000
                                                     -----------       -----------       -----------       -----------
      TOTAL REVENUES                                     811,023           396,367         1,747,510           944,788

EXPENSES
  Lease operating expenses                               245,179            16,465           552,320           185,926
  Depreciation, depletion and accretion                   90,960            48,663           198,034           111,820
  General and administrative                             253,740            43,726           606,749           125,390
                                                     -----------       -----------       -----------       -----------
      TOTAL EXPENSES                                     589,879           108,854         1,357,103           423,136
                                                     -----------       -----------       -----------       -----------

INCOME FROM OPERATIONS                                   221,144           287,513           390,406           521,652
                                                     -----------       -----------       -----------       -----------
OTHER INCOME (EXPENSES)
  Gain on sale of assets                                      --                --                --            81,534
  Interest income                                         51,919             4,187           118,045             8,347
  Interest expense                                            --           (84,060)         (101,877)         (139,236)
                                                     -----------       -----------       -----------       -----------
      TOTAL OTHER INCOME (EXPENSES)                       51,919           (79,873)           16,168           (49,355)
                                                     -----------       -----------       -----------       -----------

NET INCOME BEFORE INCOME TAXES                           273,063           207,640           406,574           472,297

INCOME TAX EXPENSE                                        93,157            41,173           139,406           122,359
                                                     -----------       -----------       -----------       -----------

NET INCOME                                           $   179,906       $   166,467       $   267,168       $   349,938
                                                     ===========       ===========       ===========       ===========

OTHER COMPREHENSIVE INCOME (LOSS)                        (49,000)               --            24,000                --
                                                     -----------       -----------       -----------       -----------

COMPREHENSIVE INCOME                                 $   130,906       $   166,467       $   291,157       $   349,938
                                                     ===========       ===========       ===========       ===========

INCOME PER SHARE - BASIC AND DILUTED                 $      0.01       $      0.02       $      0.03       $      0.05
                                                     ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
BASIC AND DILUTED                                     10,211,156         6,885,850         9,007,615         6,859,420
                                                     ===========       ===========       ===========       ===========

                 See notes to consolidated financial statements.

                               Lucas Energy, Inc.
                 Consolidated Statements of Stockholders' Equity
                For the Nine Month Period Ended December 31, 2007
                                   (Unaudited)

                                Preferred Stock            Common Stock        Additional                   Other
                               ------------------      ------------------       Paid-In      Retained   Comprehensive
                               Shares      Amount      Shares       Amount      Capital      Earnings       Income       Total
                               ------      ------      ------       ------      -------      --------       ------       -----
Balance, March 31, 2007              -     $   --     7,448,107     $ 7,448   $ 7,052,121    $384,444     $     --    $ 7,444,013
                                ======     ======    ==========     =======   ===========    ========     ========    ===========
Unrealized gain on available
for sale securities                  -         --            --          --            --          --       30,000         30,000

Net income for the three
months ended June 30, 2007           -         --            --          --            --      25,666           --         25,666
                                ------     ------    ----------     -------   -----------    --------     --------    -----------
Balance, June 30, 2007               -     $   --     7,448,107     $ 7,448   $ 7,052,121    $410,110     $ 30,000    $ 7,499,679
                                ======     ======    ==========     =======   ===========    ========     ========    ===========

Common Stock issued for cash
(net of issuance cost)               -         --     2,763,049       2,763    11,366,220          --           --     11,368,983

Unrealized gain on available
for sale securities                  -         --            --          --            --          --       43,000         43,000

Net income for the three
months ended September 30, 2007      -         --            --          --            --      61,596           --         61,596
                                ------     ------    ----------     -------   -----------    --------     --------    -----------
Balance, September 30, 2007          -     $   --    10,211,156     $10,211   $18,418,341    $471,706     $ 73,000    $18,973,258
                                ======     ======    ==========     =======   ===========    ========     ========    ===========

Stock issuance costs                 -         --            --          --        (4,500)         --           --         (4,500)

Unrealized (loss) on available
for sale securities                  -         --            --          --            --          --      (49,000)       (49,000)

Net income for the three
months ended December 31, 2007       -         --            --          --            --     179,906           --        179,906
                                ------     ------    ----------     -------   -----------    --------     --------    -----------
Balance, December 31, 2007           -     $   --    10,211,156     $10,211   $18,413,841    $651,612     $ 24,000    $19,099,664
                                ======     ======    ==========     =======   ===========    ========     ========    ===========

                 See notes to consolidated financial statements.

                               Lucas Energy, Inc.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended December 31, 2007 and 2006
                                   (Unaudited)

                                                                        For the Nine         For the Nine
                                                                        Months Ended         Months Ended
                                                                        December 31,         December 31,
                                                                            2007                 2006
                                                                        ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $    267,168         $    349,938
                                                                        ------------         ------------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation, depletion and accretion                                   198,034              111,820
     Deferred taxes                                                          139,406                   --
     Gain on sale of assets                                                       --              (81,534)
  Changes in operating assets and liabilities:
     Increase in accounts receivable                                        (165,350)            (128,561)
     Increase in other current assets                                       (247,936)             (12,876)
     Increase in other assets                                               (260,902)             (27,805)
     Increase in accounts payable and accrued expenses                     1,175,332              515,219
                                                                        ------------         ------------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                        1,105,752              726,201
                                                                        ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of oil and gas property and equipment                          (8,063,263)          (3,624,297)
  Investments in marketable securities                                       (10,000)                  --
  Issuance of notes receivable                                              (400,000)                  --
  Cash received for sale of marketable securities                            365,000                   --
  Proceeds from sale of operating interest                                        --              302,975
                                                                        ------------         ------------

          NET CASH USED IN INVESTING ACTIVITIES                           (8,108,263)          (3,321,322)
                                                                        ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from the sale of common stock                              11,364,483            1,371,858
  Proceeds of note payable                                                        --            2,300,000
  Repayment of note payable                                               (2,300,000)            (125,000)
                                                                        ------------         ------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                        9,064,483            3,546,858
                                                                        ------------         ------------

NET INCREASE IN CASH                                                       2,061,972              951,737

CASH AT BEGINNING OF PERIOD                                                  710,018               59,232
                                                                        ------------         ------------

CASH AT END OF PERIOD                                                   $  2,771,990         $  1,010,969
                                                                        ============         ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
  Interest                                                              $    154,643         $         --
                                                                        ============         ============
  Income taxes                                                          $         --         $         --
                                                                        ============         ============
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common stock issued for oil and gas properties                        $         --         $  4,790,000
  Unrealized holding gain on available for sale of securities           $     24,000         $         --
  Increase in asset retirement obligation liability                     $     10,363         $         --
  Marketable securities received in sale of oil and gas property        $    848,850         $         --

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

Lucas' financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

MARKETABLE SECURITIES

Marketable securities consist of investments in the common stock of Solar Night, Inc. and Bonanza Oil & Gas, Inc. Marketable equity securities are classified as "available-for-sale" and are reported at fair value. The investments are publicly-traded and considered liquid. The unrealized gains or losses on these securities, represented by net changes in the fair value of the security, are included in accumulated other comprehensive income as a separate component of shareholder's equity unless the decline in value is deemed to be other-than-temporary, in which case the securities are written down to fair value and the loss is charged to income.

On October 25, 2007, Lucas Energy sold its 25% working interest in the ApClark prospect, an oil and gas property covering approximately 6,700 acres located in the ApClark field in Southwestern Borden County, Texas, in exchange for 3,000,000 shares valued at $848,850 of Bonanza Oil & Gas, Inc. representing a 24.6% stake in the company. Bonanza Oil & Gas, Inc. is a publicly-held oil and gas company. On November 20, 2007 Lucas Energy sold 1,290,000 shares of Bonanza Oil & Gas, Inc. to a third party for cash proceeds of $365,000. No gain or loss was recognized on the sale.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject Lucas to concentration of credit risk consist of cash. At December 31, 2007, Lucas had $2,671,990 in cash in excess of federally insured limits. Lucas maintains cash accounts only at large high quality financial institutions and Lucas believes the credit risk associated with cash held in banks is remote.

Lucas's receivables primarily consist of accounts receivable from oil and gas sales. Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of December 31, 2007, no allowance for doubtful accounts has been recorded and none of the accounts receivable have been collateralized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2007, the fair value of cash, accounts receivable, and accounts payable, including amounts due to and from related parties, if any, approximate carrying values because of the short-term maturity of these instruments.

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

Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense.

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

INCOME PER SHARE OF COMMON STOCK

Basic and diluted net income per share calculations are presented in accordance with Financial Accounting Standards Statement No. 128 and are calculated on the basis of the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. The basic income per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the financial statements. Lucas has warrants outstanding which are exercisable for common stock on a one warrant for one share basis. The warrants were not common stock equivalents from date of issuance until December 31, 2007 because they were out-of-the-money for purposes of computing fully diluted income per share.

RECLASSIFICATION

Certain amounts in prior periods have been reclassified to conform to current period presentation.

NOTE 4. NOTES RECEIVABLE

During the nine months ended December 31, 2007, Lucas loaned $400,000 to a third party engaged in identifying potential oil and gas prospects in which Lucas would likely participate. The note bears an interest rate of 8% per annum with a six-month term. On January 13, 2008 the note was extended for an additional six month term. Lucas intends to further extend the term beyond six months and, accordingly, has classified the note receivable and the related accrued interest of $14,466 as noncurrent. Lucas also had a note receivable with Global Production, Inc., that was originally executed on March 26, 2007 for $32,000, which came due as of December 31, 2007 and is currently in default. Management is currently evaluating the realizability of its notes receivable from Global Production.

NOTE 5. NOTES PAYABLE

During the nine months ended December 31, 2006, Lucas entered into a Promissory
Note in the amount of $2,300,000 with an original maturity date of February 3, 2008. On June 25, 2007, the maturity date was extended to February 3, 2009. On July 20, 2007, the note was repaid in full.

NOTE 6. STOCKHOLDERS' EQUITY AND WARRANTS

The Board of Directors approved a 4 to 1 reverse stock split as of February 4, 2008. All common stock shares and share-related information are presented to reflect the reverse stock split for all periods presented.

During the nine months ended December 31, 2007, Lucas issued 2,763,049 Units in a private placement for $4.60 per Unit. Lucas received gross proceeds of $12,710,002 (net proceeds of $11,364,483 after placement costs). Each Unit was comprised of one share of restricted common stock and one common stock purchase warrant. Each warrant is exercisable at $8.00 per share of common stock for a period of 3 years. The holders of the warrants, at their option, can exercise the warrants on a cashless basis. Lucas issued 247,500 warrants to purchase common stock to the placement agents with an exercise price of $8.00 per share for a period of 3 years with a value of $1,230,426. As of December 31, 2007 the warrants mentioned above were the only warrants issued and outstanding by Lucas. No warrants were exercised, cancelled, or expired during the nine months ended December 31, 2007 and all warrants outstanding were determined to have no intrinsic value.

The relative fair value of the Common Stock and the Common Stock Purchase Warrants comprising the Units are as follows:

                                                              Relative Fair
               Description                     Shares         Value Amount
               -----------                     ------         ------------

     Common Stock                             2,763,049       $  5,398,367
     Common Stock Purchase Warrants           2,763,049          7,311,635
                                                              ------------

     Total Proceeds                                             12,710,002
     Placement Fees                                             (1,345,519)
                                                              ------------

     Net Proceeds                                             $ 11,364,483
                                                              ============

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

MANAGEMENT ANALYSIS OF OPERATION

Lucas Energy, Inc., through its consolidated operations, is an independent oil and gas company currently focused on building and revitalizing a diversified portfolio of oil and gas production assets located in the State of Texas. We seek to acquire underperforming oil and gas assets that we believe we can revitalize in a short period of time.

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

We have conducted engineering on a program to drill laterals on existing well-bores or offset locations that we have already leased. The purpose of these laterals will be to provide more aerial access to the formation in order to increase the flow rate and to recover additional oil and gas reserves not recoverable from the existing vertical (straight) holes. We began our drilling program on September 20, 2007 with the drilling of a new horizontal leg in the Hagen Ranch No. 3 well, located in the Austin Chalk formation. The Hagen Ranch No. 3 well was acquired in 2006 and is located in Gonzales County, Texas. The well sits on a 1330-acre lease which has room for at least two additional wells. The well was completed on October 16, 2007, and initial production was 163 barrels of production per day ("BOPD"). The RVS No. 3 was completed on October 30, 2007, and initial production was 111 BOPD. The Perkins Oil Unit No. 1 was completed on January 3, 2008, and initial production was 73 BOPD and 30 MCF of gas per day. The drilling program continues with the movement of a drilling rig to Well No. 4 located in Gonzales County, Texas.

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

We seek to maintain a low overhead cost structure while we remain focused on growing our portfolio. For the past eleven consecutive quarters since inception, we have achieved positive net income and have retained our earnings in order to grow our portfolio of assets.

RESULTS OF OPERATIONS:

OIL AND GAS REVENUES

For the three and nine months ended December 31, 2007, our oil and gas net sales were $811,023 and $1,737,510, respectively, versus $396,367 and $910,788 for the three and nine months ended December 31, 2006, respectively. Oil and gas revenues increased during the period due to additional wells put on line through the ongoing acquisition and rework program as well as the addition of new laterals drilled during the quarter. The increase in revenues for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 is attributable to an increase in average price received and an increase in production of 2,039 net barrels as our new laterals came online.

                             For the three       For the three
                              months ended        months ended
                              December 31,        December 31,       Increase/
                                 2007                2006           (Decrease)
                               --------            --------         ----------
Volumes: (net)
  Oil (bbls)                      9,093               7,045             2,039
  Gas (mcf)                         584                  --               584

Average price received:
  Oil                          $  88.89            $  56.27          $  32.62
  Gas                          $   5.08                  --          $   5.08

Revenues:
  Oil                          $808,238            $396,367          $411,871
  Gas                          $  2,785                  --          $  2,785
                               --------            --------          --------
  Total                        $811,023            $396,367          $414,656
                               ========            ========          ========

GENERAL AND ADMINISTRATIVE EXPENSES

For the three and nine months ended December 31, 2007, general and administrative expenses totaled $253,740 and $606,749, respectively, versus $43,726 and $125,390, respectively, for the three and nine months ended December 31, 2006. The increases during 2007 are principally due to an increase in professional fees, headcount and investor relations costs as we ramp up our business for increased operating activities.

INTEREST EXPENSE

For the three months ended December 31, 2007, interest expense decreased from $84,060 in 2006 to $0 in 2007. This change is attributed to the repayment in July 2007 of $2,300,000 debt issued in August 2006. For the nine months ended December 31, 2007, interest expense decreased from $139,236 in 2006 to $101,877 in 2007. The decrease is due to the retirement of the $2,300,000 debt that was outstanding from August 2006 to July 2007.

INTEREST INCOME

For the three months ended December 31, interest income increased from $4,187 in 2006 to $51,919 in 2007. This change is attributed to the sale of common stock and the subsequent increase in cash balances held during the period in addition to interest income related to the notes receivable. For the nine months ended December 31, interest income increased from $8,347 in 2006 to $118,045 in 2007 due to the increased cash balances held during the period.

NET INCOME

For the three months ended December 31, 2007, we had net income of $179,906 versus net income of $166,467 for the three months ended December 31, 2006. For the nine months ended December 31, 2007, we had net income of $267,168 versus $349,938 for the nine months ended December 31, 2006. The increase in income for the three-month period is attributable to the increase in revenues. The decrease in net income for the nine-month period ended December 31, 2007 is primarily attributable to increased operating costs offsetting increased revenues. The increased operating costs reflect a ramp up of our operations to meet increased operating activities.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had cash of $2,771,990 and working capital of $2,276,868. This compares to cash of $710,018 and working capital of $473,556 at March 31, 2007. During the nine months ended December 31 2007, we completed a private placement that provided net proceeds of $11,364,483. We used the funds received in the private placement principally to repay the $2,300,000 note payable and acquire oil and gas property and equipment. We anticipate that cash on hand will be sufficient to cover our planned capital and operating expense budget for the remainder of our fiscal year.

We have adequate capital to fund our ongoing operations. An acceleration of acquisitions or our planned drilling operations over the next twelve months may require additional capital expenditures. Additional financing through partnering, public or private equity financings, lease transactions or other financing sources may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to our stockholders.

For the nine months ended December 31, 2007, Lucas issued 2,763,049 Units in a private placement for $4.60 per Unit. Lucas received gross proceeds of $12,710,002 (net proceeds of $11,364,483 after placement costs). Each Unit was comprised of one share of restricted common stock and one common stock purchase warrant. Each warrant is exercisable at $8.00 per share of common stock for a period of 3 years. The holders of the warrants, at their option, can exercise the warrants on a cashless basis.

CASH FLOW FROM OPERATING ACTIVITIES

For the nine month period ended December 31, 2007, net cash provided from operating activities was $1,105,737, versus net cash provided from operating activities of $726,201 in the nine month period ended December 31, 2006. This increase in net cash provided from operations activities is primarily due to an increase in our accounts payable and accrued expenses as a result of our increased drilling activity.

CASH FLOW FROM INVESTING ACTIVITIES

For the nine month period ended December 31, 2007, net cash used in investing activities was $8,108,263, primarily attributed to our drilling and continued rework program, versus net cash used in investing activities of a $3,321,322 for the nine month period ended December 31, 2006. Our investing activities were funded from the use of proceeds from the private placement completed in the second quarter.

CASH FLOW FROM FINANCING ACTIVITIES

For the nine month period ended December 31, 2007, net cash flows from financing activities was $9,064,483 primarily attributable to our $12,710,002 Unit offering versus net cash flows provided from financing activities of $3,546,858 primarily attributable to short-term financings for the nine month period ended December 31, 2006.

HEDGING

We did not hedge any of our oil or natural gas production during 2007 and have not entered into any such hedges from December 31, 2007 through the date of this filing.

CONTRACTUAL COMMITMENTS

None.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2007, we had no off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

On September 1, 2007, the CEO was billed $3,032 for reimbursement of a legal retainer related to patent work on a product that the company's board decided not to pursue. As inventor of the patent, Mr. Cerna agreed to reimburse the company and pay all future costs related to the patent. The receivable was fully paid on October 22, 2007.

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

DISCLOSURE CONTROLS AND PROCEDURES

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, the design and operation of such disclosure controls and procedures were effective. Based on managements' assessment of disclosure controls and procedures in the first quarter, the Company hired an accounting firm to augment internal accounting staff and to assist with oil and gas related disclosures and financial reporting.

There were no changes in the Company's internal controls over financial reporting other than the addition of the accounting firm that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Our management is not aware of any significant litigation, pending or threatened, that would have a significant adverse effect on our financial position or results of operations.

ITEM 2. SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS.

For the nine months ended December 31, 2007, Lucas issued 2,763,049 Units in a private placement for $4.60 per Unit. Lucas received gross proceeds of $12,710,002 (net proceeds of $11,364,483 after placement costs). Each Unit was comprised of one share of restricted common stock and one common stock purchase warrant. Each warrant is exercisable at $8.00 per share of common stock for a period of 3 years. The holders of the warrants, at their option, can exercise the warrants on a cashless basis.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit 31.1, 31.2*      Chief Executive Officer and Chief Financial Officer
                         Certifications Pursuant to Section 13a-14 of the
                         Securities Exchange Act

Exhibit 32.1, 32.2*      Certifications Pursuant to 18 U.S.C. Section 1350, as
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002

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

                               LUCAS ENERGY, INC.
                                   Registrant

      Signature                           Title                      Date
      ---------                           -----                      ----


/s/ JAMES J. CERNA            President, C.E.O. and Chairman    February 7, 2008
----------------------------  (Principal Executive Officer)
James J. Cerna


/s/ MALEK BOHSALI
----------------------------  Principal Financial Officer       February 7, 2008
Malek Bohsali                 and Accounting Officer

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