Form 10-K
period 2008-03-31
LUCAS ENERGY, INC.
filed 2008-06-19
CIK 1309082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2008

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

Yes [ ] No [X]

 State the issuer's revenues for its most recent fiscal year. $ 3,070,668

 State the aggregate market value of the voting stock held by non-affiliates computed by reference  to the price at which the stock was sold,  or the average bid and ask  prices  of such  stock  as of a  specified  date  within  60  days.

$ 51,563,999 (Based on price per share on June 18, 2008)

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of June 18, 2008
Common Stock, Par Value $0.001 per share	10,246,189

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

PART I

ITEM 1.    BUSINESS

General

Lucas Energy, Inc., through its consolidated operations, is an independent oil and gas company focused on building and revitalizing a diversified portfolio of onshore oil and gas production assets located in the State of Texas. We seek to acquire underperforming oil and gas assets that we believe we can increase productivity.  To date, we have acquired 11,274 net acres.

Acquisitions are a core part of our growth strategy.  The majority of the acquisition proposals and candidates that we review are sourced directly by our senior management or specialized third-party consultants with local area knowledge.  We focus on well acquisitions in which we estimate (a) have a good opportunity and the appropriate acreage to drill additional laterals, (b) our related payback periods will be less than 12 months and (c) our projected internal rate of return on capital invested will be accretive to earnings.

We have conducted engineering on a program to drill laterals on existing well-bores or offset locations that we have already leased.  The purpose of these laterals will be to provide more aerial access to the formation in order to increase the flow rate and to recover additional oil and gas reserves not recoverable from the existing vertical (straight) holes.  We began a drilling program in August 2007.

We focus on acquiring shut-in wells that we believe have been overlooked by larger companies and have a high probability of containing large reserves recoverable through the lateral drilling process or responding to our revitalization process.  We seek opportunities to acquire mature oil fields that have 30% to 50% of original oil in place. These fields typically have lost some or all of the reservoir pressure required to drive the oil through the overlying rock and sand and into the well bores of the producing wells, or have experienced mechanical problems.  We believe we have standardized a process that enables us to quickly restore oil production as well as increase production yield.

As of March 31, 2008 our proved undeveloped properties consisted of 10 new laterals available to drill, 9 new and 2 pre-existing wells to drill.  We also had 12 proved non-producing shut in wells awaiting workover.

We use a diverse range of financing arrangements in our acquisitions.   We seek to maintain a low overhead cost structure while we remain focused on growing our portfolio.  For the past twelve consecutive quarters since inception, we have achieved positive cash flow from operations and have retained our earnings in order to grow our oil and gas property portfolio.

History

The business is conducted through our wholly-owned operating subsidiary, Lucas Energy Resources, Inc., which was incorporated on April 6, 2005 in Nevada.  Lucas Energy Resources was formed in 2004 in order to capitalize on the increasing availability of opportunistic acquisitions in the energy sector.  We believe that the continuing divestiture of mature assets held by large companies and smaller operators has created an opportunity to acquire undervalued properties with significant upside potential.

Our main source of revenue currently comes from the sale of the crude oil that we extract from our wells.  We also derive some ancillary revenue from natural gas sales related to our existing producing oil wells. The main costs associated with our business are related to oil and gas property acquisition, drilling costs, initial well revitalization and ongoing lease operating expenses.   The revitalization of wells allows short term cash increases while holding the lease for additional future development.

We currently own and operate 35 producing oil and gas wells located throughout five counties in Texas.  Our monthly gross production, as measured in barrels of oil, has increased from approximately 3,437 barrels per month in March 2007 to 7,618 barrels per month in March 2008 due to the addition of wells from our drilling and acquisition programs during fiscal 2008.

Our principal office is located at 3000 Richmond Avenue, Suite 400 Houston, Texas 77098.  Our phone number is (713) 528-1881. Our principal operating subsidiary has been granted a Certificate of Authority to transact business in the state of Texas and is a bonded operator with the Texas Railroad Commission.

Recent Events

•

Net value of oil and gas properties increased 92% from $9,457,541 as of March 31, 2007 to $18,132,229 as of March 31, 2008. The Company now has 11,174 net acres with 43 net wells.

•

Oil production for the quarter ending March 31, 2008 was 17,710 BOE’s (barrels of oil equivalent) compared to 10,298 BOE’s for the quarter ending March 31, 2007, an increase of 72%. Production in March 2008 hit an all-time monthly high of 7,618 BOE’s compared to 3,437 BOE’s produced in March 2007, for an increase of 121%.

•

Lucas announced that the drilling program at the Company's Cone-Dubose Unit No.1 well, the fifth of five successful wells brought on line in a series of ten wells planned in the area, yielded an initial production rate of 100 barrels of oil per day (BOPD).

•

Lucas acquired a majority of the working interest in the Hines Unit No.1 well in Gonzales County, Texas, a straight-hole completion in the Austin Chalk formation in a 160-acre unit south of the city of Gonzales County, Texas and is just west of the Lucas Energy Hagen Ranch No.3 well.

•

G.G. Griffin No. 5 well, located south of Wrightsboro, Texas, in Gonzales County, commenced production on February 11, 2008. The well initially tested at 20 BOPD and 33 BWPD and has not yet been stimulated

•

Subsequent to the end of the year, Lucas entered into a contract with Houston Pipe Line, a division of ETC, a public energy company, to connect several of Lucas' key gas producing wells into a central metering point in Gonzales County, Texas.

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

The terms of the Acquisition Agreement required that of all of the Lucas Energy Resources shareholders agree to exchange their shares, including preferred and common classes, for an aggregate of 5,450,003 Lucas Energy common shares in a specified Closing Transaction which occurred Tuesday, June 13, 2006. The transaction required transfer of 660,000 outstanding "control" shares to Lucas Energy Resources' private shareholders and required the issuance of an additional 4,790,003 shares to Lucas Energy Resources' private shareholders, for a total new issuance relating to the transaction of 5,450,003 common shares. 885,000 shares were retained by the shareholders of the predecessor company bringing the total outstanding shares to 6,335,003 upon close of the transaction.

Research and Development

We have not allocated funds for conducting research and development activities.  We do not anticipate allocating funds for research and development in the immediate future.

Marketing of Crude Oil and Natural Gas

We operate exclusively in the oil and gas industry. Crude oil and natural gas production from wells owned by us is generally sold direct to oil purchasers such as Gulfmart and Texon and natural gas marketing companies. Sales are generally made on the spot market and vary month to month. These prices typically are tied to West Texas Intermediate crude and natural gas commodity futures trading prices as posted in national publications.

Natural gas delivered through pipeline networks is sold through a contract with the Houston Pipeline Company.

We sell our oil production to third party purchasers under agreements at posted field prices.  These third parties purchase the oil at the wellhead. Our contract with Gulfmart includes a premium of $2.10 per barrel over the posted price. The contract ends December 31, 2008 at which time we will renegotiate our premium. Posted price is the monthly average Flint Hills West Texas Intermediate Crude Oil price.

Although  management  believes  that  we are  not  dependent  upon  any one customer, our marketing arrangement with Gulfmart accounted for approximately 86% of our revenue for the year ended March 31, 2008 and  approximately 61% for 2007.  In the event that Gulfmart is unwilling or unable to purchase the production, management believes alternative purchasers of its production are readily available.

Employees

As of the end of our fiscal year on March 31, 2008, we employed five full-time employees, consisting of three executives, and two clerical and support staff.  We also utilize certain outsourced third parties to provide operational, technical, accounting and certain administrative services. As production levels increase, we may find the need to hire additional personnel.

None of our employees is a member of any union, nor have they entered into any collective bargaining agreements. We believe that our relationship with our employees is good. With the successful implementation of our business plan, we may seek additional employees in the next year to handle anticipated potential growth.

Facilities

We currently occupy approximately 1,500 square feet of office space in Houston, Texas for $1,885 per month, inclusive of utilities. We also occupy 450 square feet of office space in San Mateo, California for $610 per month, inclusive of utilities. Both leases are month-to-month.

Industry Segments

 We are presently engaged in one industry segment, which is the exploration and production of oil and natural gas.

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

We have a limited operating history. Businesses which are starting up or in their initial stages of development present substantial business and financial risks and may suffer significant losses from which they cannot recover. We will face all of the challenges of a new business enterprise, including but not limited to, locating and successfully developing oil and gas properties, locating suitable office space, engaging the services of qualified support personnel and consultants, establishing budgets and implementing appropriate financial controls and internal operating policies and procedures. We will need to attract and retain a number of key employees and other service personnel.

We have limited operating capital.

We have sufficient capital for current operations through our cash position and current cash flow. However, to continue growth and to fund our expansion plans we will require additional financing. The amount of capital available to us is limited, and may not be sufficient to enable us to fully execute our growth plans without additional fund raising. Additional financing may be required to meet our objectives and provide more working capital for expanding our development and marketing capabilities and to achieve our ultimate plan of expansion and full scale of operations.  There can be no assurance that we will be able to obtain such financing on attractive terms, if at all. We have no firm commitments for additional cash funding beyond the proceeds of the recently completed private placement.

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

There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values. The reserves we will report in our filings with the SEC will only be estimates and such estimates may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable crude oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future crude oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs. Some or all of these assumptions may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of crude oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

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

Risks Related To Share Ownership

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:

•	actual or anticipated variations in our quarterly results of operations;
•	changes in market valuations of companies in our industry;
•	changes in expectations of future financial performance;
•	fluctuations in stock market prices and volumes;
•	issuances of dilutive common stock or other securities in the future;
•	the addition or departure of key personnel;
•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and
•	the increase or decline in the price of oil and natural gas.

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

Government Regulation

In the United States, legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. These laws and regulations have a significant impact on oil and gas drilling, gas processing plants and production activities, increasing the cost of doing business and, consequently, affect profitability. Insomuch as new legislation affecting the oil and gas industry is common place and existing laws and regulations are frequently amended or reinterpreted, Lucas Energy may be unable to predict the future cost or impact of complying with these laws and regulations. Lucas Energy considers the cost of environmental protection a necessary and manageable part of its business. Lucas Energy has been able to plan for and comply with new environmental initiatives without materially altering its operating strategies.

Exploration and Production

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

Environmental

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

Occupational Health and Safety

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

Oil and Gas Acreage

The following table sets forth the developed leasehold acreage held by the Company as of March 31, 2008.  Gross acres are the total number of acres in which the Company has a working interest. Net acres are the sum of the Company's fractional interests owned in the gross acres.

In certain leases, the Company’s ownership varies at different depths; therefore, the net acreage in these leases is calculated using the lowest ownership interest at any depth.

	Gross	Net
Texas, approximately	12,174	11,274

Reserves

Our proved reserves for the year ended March 31, 2008 and are set forth below:

Proved Reserves

	Oil (Bbls)	Gas (MMcf)	Undiscounted Future Net Revenue ($)	Present Value of Proved Reserves Discounted at 10% per year ($)
Proved Developed Producing	496,020	96.01	$ 42,482,730	$ 30,0280,770
Proved Developed Non Producing	71,320	0.00	5,762,920	4,268,530
Proved Undeveloped	1,229,890	0.00	95,282,220	55,838,230
Total Proved	1,797,230	96.01	$ 143,527,880	$ 90,135,530

The estimates for 2008 are based primarily on the reserve report, dated March 31, 2008, of Forest A. Garb & Associates, Inc., independent petroleum consultants. Such reports are, by their very nature, inexact and subject to changes and revisions. Proved developed reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods.  Proved undeveloped reserves are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage  for which existence and  recoverability  of such reserves can be estimated with reasonable certainty,  or from  existing  wells where a relatively major expenditure is required to establish production. No estimates of reserves have been included in any reports to any federal agency other than the SEC. See SFAS 69 Supplemental Oil and Gas Disclosures included as part of our consolidated financial statements.

Wells

The following summarizes the Company's productive oil and gas wells as of March 31, 2008 and 2007.  Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which the company has an interest. Net wells are the sum of the Company's fractional interests owned in the gross wells.

	Year ended March 31, 2008	Year ended March 31, 2007
Oil and gas wells, Texas:	49	31
Gross	49	31
Net	43	31

Set forth in the following schedule is the average sales price per unit of oil, expressed in barrels  ("bbl"), and of natural gas, expressed in thousand cubic feet ("mcf"), produced by us for the past two fiscal years.

Year ended March 31,
	2008	2007
Average sales price:
Gas (per mcf)	$ 6.06	$ 6.03
Oil (per bbl)	$ 83.46	$ 59.68
Average cost of production:
Gas (per mcf) *	$ -	$ -
Oil (per bbl)	$ 16.45	$ 14.00

*Gas sold is a byproduct of oil production; costs associated with the gas sold are included in the cost of oil production.

The following schedule sets forth the capitalized costs relating to oil and gas producing activities by us for the past two fiscal years.

	Year ended March 31,
	2008	2007

Proved oil and gas producing properties
and related lease and well equipment	$18,978,699	$ 9,623,745
Accumulated depletion	(846,470)	(166,204)
Net Capitalized Costs	$18,132,229	$9,457,541

The following schedule summarizes changes in the standardized measure of discounted future net cash flows relating to our proved oil and gas reserves.

	Years ended March 31,
	2008	2007

Standardized measure, beginning of year	$ 35,941,320	$ 2,208,416
Extensions, discoveries and improved recovery	4,754,260	-
Revisions of previous estimates	(7,281,567)	25,757,183
Purchases of minerals in place	17,312,363	9,619,480
Sales of minerals in place	-	(619,131)
Net change in prices and production costs	30,017,985	-
Accretion of discount	3,594,132	-
Oil and gas sales, net of production costs	(2,342,700)	(1,024,628)
Change in estimated future development costs	30,260	-
Previously estimated development cost incurred	3,960,000	-
Net change in income taxes	(26,716,187)	-
Change in timing of estimated future production	4,149,477	-
Standardized measure, end of year	$ 63,419,343	$ 35,941,320

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended March 31, 2008.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 Market Information

Our common stock is quoted on the American Stock Exchange (AMEX) under the symbol LEI.  Set forth in the table below are the quarterly high and low prices of our common stock for the past two fiscal years.

2008	High	Low

Quarter ended June 30, 2007	$10.80	$ 8.00
Quarter ended September 30, 2007	$ 9.80	$ 6.64
Quarter ended December 31, 2007	$ 8.56	$ 4.24
Quarter ended March 31, 2008	$ 4.50	$ 3.12

2007	High	Low

Quarter ended June 30, 2006	$ 9.20	$ 7.00
Quarter ended September 30, 2006	$ 11.40	$ 8.24
Quarter ended December 31, 2006	$ 14.00	$ 8.68
Quarter ended March 31, 2007	$ 15.00	$ 8.80

Holders

As of March 31, 2008, there were approximately 860 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

Dividend Policy

We have not declared, paid cash dividends, or made distributions in the past. We do not  anticipate  that  we  will  pay  cash  dividends  or  make distributions  in the  foreseeable  future.  We currently intend to retain and reinvest future earnings to finance operations.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB. The terms “Lucas Energy,” “Lucas,” “we,” “us” and “our” refer to Lucas Energy, Inc.

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

•

the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;

•

uncertainties involved  in the  rate of  growth  of our  business  and acceptance of any products or services;

•

volatility of the stock  market,  particularly within the  energy sector; and

•

general economic conditions.

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

Acquisitions are a core part of our growth strategy.  The majority of the acquisition proposals and candidates that we review are sourced directly by our senior management or specialized third-party consultants with local area knowledge.  We focus on well acquisitions in which we estimate (a) have a good opportunity and the appropriate acreage to drill additional laterals (PUD’s), (b) our related payback periods will be less than 12 months and (c) our projected internal rate of return on capital invested will generally exceed 80%.

Oil and Gas Operating Activities

We have conducted engineering on a program to drill laterals on existing well-bores or offset locations that we have already leased. The purpose of these laterals will be to provide more aerial access to the formation in order to increase the flow rate and to recover additional oil and gas reserves not recoverable from the existing vertical (straight) holes.  We expended $6,185,103 on our drilling program in fiscal 2008 and have completed 5 new lateral wells/lateral reworks and 10 well revitalizations.  Our principal activities on our drilling program to date has consisted of:

Lateral Drilling and Rework Program

Well

Completion

Development

Initial

Avg. Daily March

                Proved Producing

Date

Cost

Production

2008Production

PV10 Value ($)

RVS#3

Oct 30,2007

$400,000

111BOPD

24BOPD

$1,713,830

Hagen Ranch#3

Nov 6, 2007

$1.230,000

163BOPD

48BOPD

$2,773,270

Perkins Oil Unit

Feb 4, 2008

$1,068,000

73BOPD

40BOPD

$1,503,490

Cone Dibose#1

April 3, 2008

$282,000

100BOPD

63BOPD

$5,479,870

Ehrig#1

March 20, 2008

$475,000

Not successful

N/A

N/A

“Short” Lateral Drilling Program

Well

Completion

Development

Initial

March 2008

Proved Producing

Date

Cost

Production

Production

PV10 Value ($)

Sloan#2

8/27/07

$196,700

32 BOPD

Shut in

$1,460,750 (PNP)

Mary Martha

9/5/07

$320,136

10 BOPD

Shut in

$931,970

Barnett#4

8/21/07

$431,318

54 BOPD

3 BOPD

$555,140

Rework Program

Well

Completion

Development

Initial

March 2008

Proved Producing

Date

Cost

Production

Production

PV10 Value ($)

Gandre

11/8/07

$130,900

in development

$963,200

F.T. Schauer

10/5/07

$262,740

7 BOPD

2 BOPD

$1,439,330

Griffen#5

2/4/08

$197,630

20 BOPD

10 BOPD

$628,400

RVS#3

2/7/08

$  91,450

20 BOPD

10 BOPD

$1,056,230

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

Corporate Activities

We seek to maintain a low overhead cost structure while we remain focused on growing our portfolio.  For the past twelve consecutive quarters since inception, we have achieved positive cash flow from operations and have retained our earnings in order to grow our portfolio of assets.

Results of Operations

The  following  table  sets  forth  the  revenue and production data for continuing operations for the two most recent fiscal  years  ended  March  31,  2008 and  2007.

	Year ended March 31,		Amount	%
	2008	2007	Increase/ (Decrease)	Increase/ (Decrease)

Oil and gas revenues	$3,070,668	$1,296,084	$1,774,584	137%
Consulting income	10,000	34,000	(24,000)	(71%)
Total Revenues	3,080,668	1,330,084	1,750,584	132%

Production:
Oil (barrels)	36,728	21,502	15,226	71%
Natural gas (thousand cubic feet)	1,712	2,310	(598)	(26%)
Total (barrels oil equivalent)	37,013	21,887	15,126	69%

Oil (barrels per day)	100	59	41	69%
Natural gas (thousand cubic feet per day)	5	6	(1)	(17%)

Total (barrels oil equivalent per day)	101	60	41	68%

Average Sales Price:
Oil (per barrel)	$86.46	$59.68	$23.78	40%
Natural gas (per thousand cubic feet)	$6.06	$6.03	$0.03	1%

Lease operating expenses	727,968	337,162	390,806	116%
Depreciation and depletion	697,599	153,903	543,696	353%
General and administrative	1,597,412	184,237	1,413,175	767%

Total Expenses	3,022,979	675,302	2,347,677	348%

INCOME FROM OPERATIONS	57,689	654,782	(597,093)	(91%)

OTHER INCOME (EXPENSES)
Interest income	135,479	17,297	118,182	683%
Interest expense	(101,877)	(222,611)	120,734	(54%)
Total Other Income (Expenses)	33,602	(205,314)	238,916	116%

NET INCOME BEFORE INCOME TAXES	91,291	449,468	(358,177)	(80%)

INCOME TAX EXPENSE	68,689	127,340	(58,651)	(46%)

NET INCOME	$22,602	$322,128	$(299,526)	(93%)

For the Year Ended March 31, 2008 Compared to the Year Ended March 31, 2007

Management Analysis of Operation

Results of Operations:

Oil and Gas Revenues

The $1,774,584 increase in our oil and gas net sales was primarily attributable to an increase of 15,226 barrels of production of oil as we brought 13 additional wells into production through the ongoing acquisition and rework program and from the addition of 4 new laterals drilled on existing well sites during the year.  We also experienced a favorable $23.78 per barrel increase in the average prices we received on our oil production due to increases in the commodity price of oil and the arrangement in January 1, 2008, we concluded with Gulfmart to receive a $2.10 premium over West Texas Intermediate posted prices until December 31, 2008.

Overall, our production increase in fiscal 2008 reflects the $9,749,471 in capital expenditures we made on our acquisition and rework program and our development activities on existing well sites.

Lease Operating Expenses

Lease operating expenses increased $390,806 due to the overall increases in production from our acquisition and development activities.  We experienced a $2.45 per barrel oil equivalent increase in production costs due to increased field costs from additional production volumes.  We achieved certain economies of scale associated with performing projects in a limited geographical area thereby allowing our fixed production costs to be substantially unchanged and therefore attributable over greater production.  Normal workover costs for equipment repairs, maintenance of ongoing production and unsuccessful workovers undertaken to increase production are expensed in the year incurred.  Workover activity can significantly affect production volumes and, accordingly, the production cost per barrel over each period. By March of 2008 our lease operating expenses had dropped to $8.15 per barrel.

General and Administrative Expenses

General and administrative expenses increased principally due to increases of $653,000 in salaries and wages including $105,000 expensed as stock compensation for directors’ fees; $290,000 in legal and professional fees associated with our listing on the American Stock Exchange, Sarbanes Oxley compliance and audit-related fees; and $362,000 for investor relations costs.

During the fourth quarter we expensed several non-reoccurring costs as follows:

NON-REOCCURING COSTS expensed during the year ended March 31, 2008

AMEX listing and legal fees:

  $82,302

Sarbanes Oxley Compliance:

  $50,000

PR consulting contract write off:

$301,388

TOTAL:

$433,690

Other expenses realized during the year ended March 31, 2008:

Annual Executive Bonus:

$238,890

Annual Director Fees:

$105,000

TOTAL:

$343,890

Interest Expense

Interest expense decreased $120,734 attributable to the repayment in July 2007 of $2,300,000 of debt issued in August 2006.

Interest Income

Interest income increased $118,182 attributable to an increase in the average amount of cash on hand following the sale of common stock in fiscal 2008 and interest related to notes receivable.

Income Tax Expense

Income tax expense decreased due primarily to a reduction in net income as a result of increased operating expenses resulting in a reduction of net income from operations.

Net Income

The $299,526 decrease in net income is primarily attributable to increased operating expenses of $2,347,677 which offset the increase of $1,750,584 in total revenues.

Liquidity and Capital Resources

As of March 31, 2008, we had cash of $1,142,386 and working capital of $2,954,739.  This compares to cash of $710,018 and working capital of $473,556 at March 31, 2007.  During fiscal 2008, we completed a private placement that provided net proceeds of $11,364,483.  We used the funds received in the private placement principally to repay the $2,300,000 note payable and acquire oil and gas property and equipment.  We anticipate that cash flow from operations combined with cash on hand may not be sufficient to cover our planned capital and operating expense budget for the 2009 fiscal year. We intend to seek additional financing to continue our capital expenditure plan in 2009.

We believe we have adequate capital to fund our ongoing operations over the next twelve months.  An acceleration of acquisitions or our planned drilling operations over the next twelve months may require additional capital expenditures. We have no other current agreements or arrangements for additional funding. Additional financing, if needed, through partnering, public or private equity financings, lease transactions or other financing sources may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to our stockholders.

In fiscal 2008, Lucas issued 2,763,049 Units in a private placement for $4.60 per Unit. Lucas received gross proceeds of $12,710,001 (net proceeds of $11,364,483 after placement costs).  Each Unit was comprised of one share of restricted common stock and one common stock purchase warrant.  Each warrant is exercisable at $8.00 per share of common stock for a period of 3 years.  The holders of the warrants, at their option, can exercise the warrants on a cashless basis.

In the opinion of management, inflation has not had a material effect on the operations of Lucas Energy.

Cash flow from operating activities

For the year ended March 31, 2008, net cash provided from operating activities was $1,162,356 compared to net cash provided from operating activities of $810,766 for the year ended March 31, 2007.  The $351,590 increase in net cash provided from operating activities is primarily due to the increase in accounts payable and non-cash operating expenses.

Cash flow from investing activities

For the year ended March 31, 2008, net cash used in investing activities was $9,794,471, primarily attributed to our drilling and continued rework program compared to net cash used in investing activities of a $4,117,969 for the year ended March 31, 2007 for similar activities.  Our investing activities in fiscal 2008 were funded from the use of proceeds from the private placement completed in the second quarter.

Cash flow from financing activities

For the year ended March 31, 2008, net cash flows from financing activities was $9,064,483 primarily attributable to our net $11,364,483 million Unit offering compared to net cash flows provided from financing activities of $3,957,989 primarily attributable to short-term financings for the year ended March 31, 2007.

Hedging

We did not hedge any of our oil or natural gas production during fiscal 2008 or 2007 and have not entered into any such hedges from March 31, 2008 through the date of this filing.

Contractual Commitments

None

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements.

Related Party Transactions

None significant

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS 159 to fiscal years preceding the date of adoption. We are currently evaluating the impact that SFAS 159 may have on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for fiscal years beginning after December 15, 2008.

Lucas will adopt SFAS 141R beginning in the first quarter of fiscal year 2010 and will apply the standard prospectively to business combinations completed on or after that date.

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

ITEM 7.    FINANCIAL STATEMENTS

See Consolidated Financial Statements beginning on page F-1

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 9, 2007, our Audit Committee of the Board of Directors dismissed Malone & Bailey, PC (“Malone”) as its independent registered public accounting firm.

The change of independent accountants was ratified by the Audit Committee of the Board of Directors of the Company on October 9, 2007. During the period under which Malone was engaged from April 4, 2007 to October 9, 2007, there were no disagreements with Malone on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Malone's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.  During the period from April 4, 2007 to October 9, 2007, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)). During the period from April 4, 2007 to October 9, 2007, Malone did not advise the Company that the internal controls necessary for the Company to develop reliable financial statements do not exist. During the period from April 4, 2007 to October 9, 2007, Malone did not advise the Company that any information had come to their attention which had led them to no longer be able to rely on management's representation, or that had made Malone unwilling to be associated with the financial statements prepared by management, that the scope of any audit needed to be expanded significantly or that more investigation was necessary, that there was any information which the accountants concluded would materially impact the fairness and reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements.

The Company engaged GBH CPAs, PC ("GBH") as its new independent accountants on October 9, 2007. Prior to October 9, 2007 the Company had not consulted with GBH regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and no written report or oral advice was provided to the Company by GBH concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

The decision to change principal auditors and the engagement of the new principal auditor was recommended and approved by the Company’s Audit Committee of the Board of Directors.

ITEM 8A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange

Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Annual Report on Form 10-KSB, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our principal executive officer and principal financial officer, has concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008 based on the criteria framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2008 based on the criteria established in Internal Control - Integrated Framework, issued by COSO, and it provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. The results of management’s assessment were reviewed with the Audit Committee of our Board of Directors.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over our financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

Reports on Form 8-K

On May 27, 2008 Lucas Energy filed on Form 8-k Item 8.01 Other Events

The Company obtained the services of Forrest A. Garb & Associates, Inc. (FGA), an independent team of geologists and petroleum engineers, to estimate the reserves and future net revenues as of March 31, 2008, attributable to interests owned by the Company in certain oil and gas properties located in Gonzales, Karnes, Wilson, Baylor and Atascosa Counties, Texas.

FGA prepared its findings using the guidelines of the Securities and Exchange Commission (SEC), which specify a 10 percent discount factor and constant prices and costs.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages, and offices held by our directors and executive officers:

Name	Position	Director Since	Age
James J. Cerna, Jr.	Chief Executive Officer, Director	April 6, 2005	39
William A. Sawyer	Chief Operating Officer, Director	April 6, 2005	59
Malek A. Bohsali	Chief Financial Officer	April 10, 2007	43
Eric Wold	Director	May 19, 2006	35
Rick Schmid	Director	May 19, 2006	58
Peter Grunebaum	Director	January 29, 2007	74

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

The business experience of each of the persons listed above during the past five years is as follows:

JAMES J. CERNA, JR., CEO, PRESIDENT, DIRECTOR

Mr. Cerna was appointed to his position as Director and principal executive officer on May 19, 2006 and was appointed as President on June 12, 2006. From 2004 to June of 2006, Mr. Cerna was CEO of the privately held Lucas Energy, Inc. which merged into the current company. Mr. Cerna is a successful company leader with experience in the energy industry and publicly traded companies. Prior to joining Lucas Energy Inc., Jim was the Chief Oil and Gas Analyst of Petroleum Partners LLC from 2001 to 2004. Jim was the founder and CEO of NetCurrents, Inc., (NASDAQ:NTCS), an organization that focuses on Internet information monitoring and analysis, competitive intelligence, and strategic counsel in the business-to-business market sector. Jim was responsible for successfully growing the company from a start up with an initial valuation of $500,000 to a Nasdaq Small Cap listed company with a market cap of $330 million upon his retirement. Prior to NetCurrents, Jim was the manager of the GT Global/AIM Funds performance analysis group in San Francisco. Earlier, he was an international equity analyst with Bailard, Biehl, and Kaiser in San Mateo, California. Jim has received five certificates of achievement from the Institute of Chartered Financial Analysts. He is honored by Strathmore's Who's Who for leadership and achievement in the Finance Industry.

WILLIAM A. SAWYER, CHIEF OPERATING OFFICER, DIRECTOR

Mr. Sawyer's appointment to his positions with the Company was effective on June 13, 2006. Mr. Sawyer is a proven hands-on energy executive with over 30 years of diversified experience in the energy industry with firms such as; ARCO, Houston Oil & Minerals, Superior Oil (Mobil), and ERCO. Mr. Sawyer founded the petroleum consulting firm of Exploitation Engineers, Inc. The firm has served the oil and gas industry for more than eighteen years. From the period from 1999 to 2004, Mr. Sawyer worked for Exploitation Engineers. His clients have included private investors, independent oil companies, banking institutions, major energy and chemical companies, and the US government. The firm has evaluated and managed large projects such as a private trust, which included interests in several hundred producing and non-producing oil and gas properties. This background as a consultant has given Mr. Sawyer the superior technical and business skills necessary to evaluate mineral interests and to prepare fair market value appraisals of both minerals interests and sub-surface storage interests. Mr. Sawyer has been an expert witness in federal court, state court, and before several state agencies in Texas and Oklahoma. Mr. Sawyer has testified as to the fair market value of mineral interests and sub-surface storage interests on several occasions.

MALEK BOHSALI - CHIEF FINANCIAL OFFICER

Mr. Bohsali has over 15 years of experience in the energy industry, including positions in management and oversight of engineering and construction activities, negotiating major vendor contracts, and implementing financial controls.  Mr. Bohsali also has strategic business development, competitive analysis and financial structuring experience.  He has identified analyzed and negotiated acquisition and development targets ranging in size from $50 million to $1.45 billion for Fortune 100 and Fortune 200 companies.  Since May of 2000 to present Mr. Bohsali has been COO, CFO and a member of the Board of Directors of Dynamic

Health Strategies, Inc. a data mining and reporting company, responsible for the company’s operations and financing efforts. Mr. Bohsali received an MBA from The University of Houston, and a BS in Civil Engineering from Texas A&M University.

ERIC WOLD, CFA - DIRECTOR

Eric Wold is a Managing Director, Equity Research at Merriman Curhan Ford., where he is responsible for covering the Branded Consumer sector. He joined the firm in March 2002. For 2006, Mr. Wold was ranked #1 in the nation by the Forbes/StarMine survey and #4 by The Wall Street Journals Best on the Street survey for the Restaurant industry. For 2004, Mr. Wold was ranked #2 in the nation by both The Wall Street Journals’ Best on the Street and the Forbes/StarMine surveys for the Restaurant industry.   Prior to joining Merriman Curhan Ford, Mr. Wold served as Director of Corporate Finance with NightFire Software, a privately-held telecommunications software company based in Oakland, California. In this capacity, he oversaw the company's corporate finance activities, including a Series D equity financing and multiple debt restructurings. From 1997 through 2000, Mr. Wold served as Vice President and Senior Research Analyst at First Security Van Kasper, where he was responsible for the Restaurant and Branded Consumer sectors. Prior to Van Kasper, Mr. Wold began his career on the buy-side with Research Analyst positions with both Polynous Capital Management (a hedge fund that he co- founded in 1996) and GT Global Financial Services. Mr. Wold received his Chartered Financial Analyst (CFA) designation in 1997 and a BS in Finance from the University of California at Berkeley.

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

PETER K. GRUNEBAUM - DIRECTOR

Mr. Grunebaum is an independent investment banker with over 40 years of experience in the energy sector with a specialty in Exploration & Production. Previously he was the Managing Director of Fortrend International, an investment firm headquartered in New York, New York, a position he held from 1989 until the end of 2003. From 2003 to present, Mr. Grunebaum has been an independent investment banker. Mr. Grunebaum is a graduate of Lehigh University, and in addition to being a board member of Lucas, he is also on the Board of the Prepaid Legal Services, Inc. [NYSE:PPD] and Stonemor Partners LP. [NASDAQ: STON].

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

The Company has no pension, annuity, insurance, profit sharing or similar benefit plans; however, the Company may adopt such plans in the near future. On March 20, 2007, the Company entered into employment agreements with James Cerna and William Sawyer.  Mr. Cerna's agreement is for a period of 3 years and provides for payment of $175,000 annually in exchange for Mr. Cerna's services as Chairman and Chief Executive Officer of the Company.  Furthermore, the Company irrevocably guarantees the payment of two years of Mr. Cerna's base salary plus bonus (minimum 15%) in the event of a termination of Mr. Cerna's employment with the Company pursuant to Section 5(a), 5(b), 5(c) or 5(e) of the employment agreement.

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

Executive Compensation Table
Name, Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James J. Cerna, Chief Executive Officer	2007	-	-	-	-	-	-	-	-
	2008	175,000	109,375	-	-	-	-	2,500	286,875
William A. Sawyer, Chief Operating Officer	2007	-	-	-	-	-	-	-	-
	2008	150,000	93,750	22,500	-	-	-	2,500	268,750

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best of our knowledge as March 31, 2008, with respect to each person known by us to own beneficially more than 5% of our outstanding common stock, each director and all directors and officers as a group.

Security Ownership of Certain Beneficial Owners.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	James J. Cerna Jr. Revocable Trust 3000 Richmond Ave #400 Houston, Texas 77098	844,303	8.24%
Common	William A. Sawyer 3000 Richmond Ave #400 Houston, Texas 77098	272,125	2.66%
Common	LGA, Inc. 377 S. Nevada St. Carson City, Nevada 89703	1,480,995	14.45%
Common	Eric Wold 3000 Richmond Ave #400 Houston, Texas 77098	83,024.81%
Common	Rick Schmid 3000 Richmond Ave. #400 Houston, Texas 77098	20,490.20%
Common	Malek A. Bohsali 3000 Richmond Ave. #400 Houston, Texas 77098	12,500.12%
Common	Peter Grunebaum 3000 Richmond Ave #400 Houston, Texas 77098	46,062.45%
Common	ALL EXECUTTIVE OFFICERS AND DIRECTORS AS A GROUP	1,278,504	12.48%

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two fiscal years, there have been no transactions between us and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

The James Cerna Revocable Trust, whose trustee is the Company's President and CEO, has a direct material interest commensurate with their present share ownership interest in the Company.

It is our  policy  that any  future  material  transactions  between us and members of management or their  affiliates  shall be on terms no less  favorable than those available from unaffiliated third parties.

ITEM 13.    EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
10.1	Contract with SMC*
10.2	Consignment Agreement*
10.3	Stock Purchase Agreement between Lucas Energy, Inc. and The Delphic Oil Co., LLC, dated December 20, 2006*
10.4	Oil, Gas and Mineral Lease between Lucas Energy, Inc. and Griffin, filed of record on February 23, 2007*
10.5	Employment Agreement between Lucas Energy, Inc. and James J. Cerna, dated March 20, 2007*
10.6	Employment Agreement between Lucas Energy, Inc. and William A. Sawyer, dated March 20, 2007*
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to previous filing with the United States Securities and Exchange Commission

ITEM 14.    PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Our audit committee of the board of directors approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Audit Fees

The aggregate fees billed by our  independent  auditors, GBH CPAs, PC and Malone & Bailey, PC for  professional  services  rendered  for the  audit  of our annual financial statements  included  in our Annual  Reports on Form 10-KSB for the years ended March 31, 2008 and 2007, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters  ending June 30, September 30, and December 31, 2007 and 2006, were:

	2008	2007
GBH PC	$ 66,990	$ -
Malone & Bailey PC	$ 56,758	$ 35,000

Audit Related Fees

For the years ended March 31, 2008 and 2007,  there were no fees billed for assurance and  related  services  by  GBH CPAs, PC or Malone & Bailey, PC relating to  the performance of the audit of our  financial  statements  which are not reported under the caption "Audit Fees" above.

 Tax Fees

For the years ended March 31, 2008 and 2007, fees billed by GBH CPAs, PC or Malone & Bailey, PC, respectively, for tax compliance, tax advice and tax planning were $-0- and $-0-, respectively.

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

The audit committee of the board of directors has considered the nature and amount of fees billed by GBH CPAs, PC and Malone & Bailey, PC and believes that the provision of services for activities unrelated to the  audit  is compatible  with  maintaining GBH CPAs, PC and Malone & Bailey, PC’s  independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCAS ENERGY, INC.

BY:     /S/ JAMES J. CERNA

                  James J. Cerna

                  President and C.E.O.

Dated:  June 18, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES J. CERNA James J. Cerna	President, C.E.O. and Chairman (Principal Executive Officer)	June 18, 2008

/s/ MALEK BOHSALI Malek Bohsali	Principal Financial Officer and Accounting Officer	June 18, 2008

/s/ WILLIAM SAWYER William Sawyer	C.O.O. and Director	June 18, 2008

/s/ ERIC WOLD Eric Wold	Director	June 18, 2008

/s/ RICK SCHMID Rick Schmid	Director	June 18, 2008

/s/ PETER GRUNEBAUM Peter Grunebaum	Director	June 18, 2008

LUCAS ENERGY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lucas Energy, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Lucas Energy, Inc. as of March 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2008 and 2007.   These consolidated financial statements are the responsibility of Lucas Energy, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lucas Energy, Inc. as of March 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

June 13, 2008

LUCAS ENERGY, INC.
Consolidated Balance Sheets
For the Years Ended March 31, 2008 and 2007

	March 31, 2008	March 31, 2007
CURRENT ASSETS
Cash	$ 1,142,386	$ 710,018
Marketable securities	2,388,355	-
Oil and gas receivable	559,886	131,485
Other current assets	38,849	70,823

TOTAL CURRENT ASSETS	4,129,476	912,326

OIL AND GAS PROPERTIES, FULL COST METHOD

Properties subject to amortization	18,978,699	9,623,745
Accumulated depletion	(846,470)	(166,204)

OIL AND GAS PROPERTIES, NET	18,132,229	9,457,541

Fixed assets, net of accumulated depreciation of $363 and $0, respectively	2,255	-

Other assets	51,766	56,123

TOTAL ASSETS	$ 22,315,726	$ 10,425,990

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 1,174,737	$ 386,004
Accrued interest payable	-	52,766

TOTAL CURRENT LIABILITIES	1,174,737	438,770

NON-CURRENT LIABILITIES
Note payable	-	2,300,000
Asset retirement obligation	141,512	111,022
Deferred tax liabilities	834,126	132,185

TOTAL LIABILITIES	2,150,375	2,981,977

STOCKHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized of $0.001 par value,
no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized of $0.001 par value,
10,246,156 and 7,448,107 shares issued and outstanding, respectively	10,246	7,448
Additional paid-in capital	18,518,806	7,052,121
Retained earnings	407,046	384,444
Accumulated other comprehensive income	1,229,253	-

TOTAL STOCKHOLDERS' EQUITY	20,165,351	7,444,013

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 22,315,726	$ 10,425,990

See notes to consolidated financial statements.

Lucas Energy, Inc.
Consolidated Statements of Operations
For the Years Ended March 31, 2008 and 2007

	For the Year Ended March 31, 2008	For the Year Ended March 31, 2007
REVENUES
Oil and gas revenues	$ 3,070,668	$ 1,296,084
Consulting income	10,000	34,000
Total Revenues	3,080,668	1,330,084

EXPENSES
Lease operating expenses	727,968	337,162
Depreciation, depletion, and amortization	697,599	153,903
General and administrative	1,597,412	184,237

Total Expenses	3,022,979	675,302

INCOME FROM OPERATIONS	57,689	654,782

OTHER INCOME (EXPENSES)
Interest income	135,479	17,297
Interest expense	(101,877)	(222,611)
Total Other Income (Expenses)	33,602	(205,314)

NET INCOME BEFORE INCOME TAXES	91,291	449,468

INCOME TAX EXPENSE	68,689	127,340

NET INCOME	$ 22,602	$ 322,128

UNREALIZED HOLDING GAIN ON MARKETABLE EQUITY SECURITIES, NET OF TAX	1,229,253	-

COMPREHENSIVE INCOME	$ 1,251,855	$ 322,128

INCOME PER SHARE:
BASIC	$ 0.00	$ 0.05
DILUTED	$ 0.00	$ 0.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	9,313,674	6,996,041
DILUTED	11,177,515	6,996,041

.

See notes to consolidated financial statements.

LUCAS ENERGY, INC.
Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 2008 and 2007
	Preferred Stock		Common Stock			Retained Earnings	Accumulated Other Comprehensive Income	Total
					Additional
	Shares	Amount	Shares	Amount	Paid- In Capital
Balance, March 31, 2006	344,250	$ 344	4,800,000	$ 4,800	$ 481,436	$ 62,316	$ -	$ 548,896

Recapitalization	-	-	885,000	885	(885)	-	-	-

Conversion of preferred stock	(344,250)	(344)	650,003	650	(306)	-	-	-

Common shares issued for cash at $2.00 per share	-	-	495,000	495	989,505	-	-	990,000

Stock issuance costs	-	-	-	-	(61,482)	-	-	(61,482)

Common stock issued for wells at $10.00 per share	-	-	55,000	55	549,945	-	-	550,000

Common stock issued for cash at $5.80 per share	-	-	77,845	78	451,422	-	-	451,500

Stock issuance costs	-	-	-	-	(8,160)	-	-	(8,160)

Common shares issued for wells at $10.60 per share	-	-	400,000	400	4,239,600	-	-	4,240,000

Common shares issued for cash at $5.80 per share	-	-	80,776	81	468,419	-	-	468,500

Common shares issued for cash at $10.80 per share	-	-	4,483	4	48,410	-	-	48,414

Stock issuance costs	-	-	-	-	(105,783)	-	-	(105,783)

Net income for the year ended March 31, 2007	-	-	-	-	-	322,128	-	322,128

Balance, March 31, 2007	-	-	7,448,107	7,448	7,052,121	384,444	-	7,444,013

Common stock and warrants issued for cash	-	-	2,763,049	2,763	12,707,238	-	-	12,710,001

Stock issuance costs	-	-	-	-	(1,345,518)	-	-	(1,345,518)

Common shares issued for services at $3.00 per share	-	-	35,000	35	104,965	-	-	105,000

Unrealized gain on available for sale securities	-	-	-	-	-	-	1,229,253	1,229,253

Net income for the year ended March 31, 2008	-	-	-	-	-	22,602	-	22,602

Balance, March 31, 2008	-	$ -	10,246,156	$ 10,246	$ 18,518,806	$ 407,046	$ 1,229,253	$ 20,165,351

See notes to consolidated financial statements.

LUCAS ENERGY, INC.
Consolidated Statements of Cash Flows
For the Years Ended March 31, 2008 and 2007
	For the Year Ended March 31, 2008	For the Year Ended March 31, 2007

Net income	$ 22,602	$ 322,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	697,599	153,903
Deferred taxes	68,689	-
Share-based compensation	105,000	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(449,388)	(101,263)
Increase in other current assets	(26)	(62,209)
Increase in other assets	4,357	(25,857)
Increase in accounts payable and accrued expenses	713,523	524,064

Net Cash Provided by Operating Activities	1,162,356	810,766

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of operating interest	-	741,508
Investments in marketable securities	(10,000)	-
Note receivable	(400,000)	-
Proceeds from sale of marketable securities	365,000	-
Purchase of oil and gas property and equipment	(9,749,471)	(4,859,477)

Net Cash Used in Investing Activities	(9,794,471)	(4,117,969)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from the sale of common stock	11,364,483	1,782,989
Proceeds of note payable	-	2,300,000
Repayment of note payable	(2,300,000)	(125,000)

Net cash Provided by Financing Activities	9,064,483	3,957,989

NET INCREASE IN CASH	432,368	650,786

CASH AT BEGINNING OF PERIOD	710,018	59,232

CASH AT END OF PERIOD	$ 1,142,386	$ 710,018

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$ 154,643	$ -
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for oil and gas properties	$ -	$ 4,790,000
Unrealized holding gain on available for sale of securities, net of tax	$ 1,229,253	$ -
Increase in asset retirement obligations	$ 13,520	$ 96,956
Oil and gas property exchanged for marketable securities	$ 848,850	$ -
Note receivable exchanged for marketable securities	$ 32,000	$ -
Note receivable exchanged for oil and gas property	$ 400,000	$ -
Interest receivable exchanged for oil and gas property	$ 22,444	$ -
Accounts receivable exchanged for oil and gas property	$ 20,987	$ -
Conversion of preferred stock	$ -	$ 2,600
Recapitalization	$ -	$ 3,540

See notes to consolidated financial statements

LUCAS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND HISTORY

Lucas Energy, Inc. (“Lucas”) and its wholly-owned operating subsidiary, Lucas Resources, Inc., were originally incorporated in the State of Nevada on April 6, 2005 for the purpose of acquiring and operating certain oil and gas leases in the state of Texas.

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

Lucas' financials are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.

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

Concentration of Credit Risk

Financial instruments that potentially subject Lucas to concentration of credit risk consist of cash.  Lucas had $1,042,386 and $610,019 in cash in excess of federally insured limits for the periods ending March 31, 2008 and 2007, respectively. Lucas maintains cash accounts only at large high quality financial institutions and Lucas believes the credit risk associated with cash is remote.

Lucas's receivables primarily consist of accounts receivable from oil and gas sales.  Accounts receivable are recorded at invoiced amount and generally do not bear interest.  Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of March 31, 2008, no allowance for doubtful accounts has been recorded and none of the accounts receivable have been collateralized.  Sales to one customer comprised 86 % and 61% of Lucas’ total oil and gas revenues for 2008 and 2007, respectively.  Lucas believes that, in the event that its primary customer was unable or unwilling to continue to purchase Lucas’ production, there are a substantial number of alternative buyers for its production at comparable prices.

Fair Value of Financial Instruments

As at March 31, 2008, the fair value of cash, accounts receivable and accounts payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

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

Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $3.06 and $1.00 for the years ended March 31, 2008 and 2007, respectively.

Ceiling Test

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of March 31, 2008 and 2007, no impairment of oil and gas properties was recorded.

Furniture and Office Equipment

Furniture and office equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of three to five years.

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

Revenue and Cost Recognition

Lucas recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by Lucas is not significantly different from Lucas’ share of production.  Costs associated with production are expensed in the period incurred.

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

	For the Year Ended March 31, 2008	For the Year Ended March 31, 2007

Numerator - Net Income (A)	$ 22,602	$ 322,218

Basic Income Per Share (A/B)	$ 0.00	$ 0.05

Denominator - weighted average shares (B)	9,313,674	6,996,041

Fully Diluted Income Per Share (A)/(B+C)	$ 0.00	$ 0.05

Dilutive effect of warrants (C)	1,863,841	-

Denominator - fully diluted weighted average shares (B+C)	11,177,515	6,996,041

Comprehensive Income per Share of Common Stock

Comprehensive income per share calculations are presented in accordance with Financial Accounting Standards Statement 128 and are calculated on the basis of the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. The comprehensive income per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the financial statements.

	For the Year Ended March 31, 2008	For the Year Ended March 31, 2007

Numerator - Comprehensive Income (A)	$ 1,251,855	$ 322,128

Basic and Comprehensive Income Per Share (A/B)	$ 0.13	$ 0.05

Denominator - weighted average shares (B)	9,313,674	6,996,041

Fully Diluted Comprehensive Income Per Share (A)/(B+C)	$ 0.11	$ 0.05

Dilutive effect of warrants (C)	1,863,841	-

Denominator - fully diluted weighted average shares (B+C)	11,177,515	6,996,041

Recent Accounting Pronouncements

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. The adoption of FIN 48 had no material impact to Lucas’ consolidated financial statement.  Tax years subsequent to 2004 remain open to examination by U.S. federal and state jurisdictions.

SFAS No. 157, Fair Value Measurement, ("SFAS 157"). In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position FAS157-b, which proposed deferring the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities. Lucas will adopt SFAS 157 as it relates to financial assets and liabilities beginning in the first quarter of fiscal 2009. Lucas is evaluating the impact the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). This standard amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS 159 on a retrospective basis unless they choose early adoption. Lucas plans on adopting SFAS 159 beginning in the first quarter of fiscal 2009. Lucas is evaluating the impact of SFAS 159, if any, on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Lucas will adopt SFAS 141R beginning in the first quarter of fiscal year 2010 and will apply the standard prospectively to business combinations completed on or after that date.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

NOTE 3 – MARKETABLE SECURITIES

In May 2007, Lucas purchased 100,000 shares of Solar Night, Inc. for $10,000.

In October 2007, Lucas sold its 25% working interest in the ApClark prospect, an oil and gas property covering approximately 6,700 acres located in the ApClark field in Southwestern Borden County, Texas, in exchange for 3,000,000 shares of Bonanza Oil & Gas, Inc., valued at $848,850, representing a 24.6% stake in the company. Bonanza Oil & Gas, Inc. is a publicly-held oil and gas company (OTCBB: BGOI). On November 20, 2007 Lucas sold 1,290,000 shares of Bonanza Oil & Gas, Inc. to a third party for cash proceeds of $365,000.  No gain or loss was recognized on the sale. On November 15, 2007, Bonanza forward split its stock 2.1 to 1.  Lucas currently holds 3,666,700 shares of Bonanza Oil & Gas, Inc.

In February 2008, Lucas converted a $32,000 note receivable for 75,700 shares of Bonanza Oil & Gas, Inc., representing an additional 0.6% stake in the company.  No gain or loss was recognized on the conversion.

NOTE 4 – NOTES RECEIVABLE

During fiscal 2008, Lucas loaned $400,000 to Plantation Exploration, Inc. (“Plantation”) as part of a participation agreement to identify potential oil and gas prospects in which Lucas would participate. The note bears an interest rate of 8% per annum with a six-month term.  Lucas also had a note receivable with Global Production, Inc. (“Global”) that was originally executed on March 26, 2007 for $32,000, which came due as of December 31, 2007.  During the fourth quarter ended March 31, 2008, Lucas exchanged the $400,000 note receivable with Plantation plus accrued interest of $22,444 and an outstanding trade account receivable with Plantation of $20,987 for working interests in seven wells valued at $634,610.

In February 2008,, Lucas exchanged the $32,000 note receivable due from Global for 75,700 shares of Bonanza Oil & Gas, Inc. valued at $32,000.  No gain or loss was recorded on these transactions.

NOTE 5 – ACQUISITIONS AND DISPOSITIONS OF OIL AND GAS PROPERTIES

All of Lucas’ oil and gas properties are located in the United States.

Costs being amortized at March 31, 2008 are as follows:

Year Incurred	Acquisition Costs	Development Costs	Sale of Properties	Asset Retirement Costs	Total

2007 and prior	$8,562,173	$1,630,996	$(666,380)	$96,956	$9,623,745
2008	2,319,957	7,870,327	(848,850)	13,520	9,354,954
Total	$10,215,750	$9,501,323	$(1,515,230)	$110,476	$18,978,699

Purchase of the Hines Well

In April 2008, Lucas acquired a majority of the working interest in the Hines Unit No.1 well in Gonzales County, Texas. The well is a straight-hole completion in the Austin Chalk formation, which has had cumulative production of more than 173,000 bbls of oil, since its initial production in 1981. The well was drilled in 1981 and was revived in 1987 by another operator who opened up more of the Austin Chalk interval. The well is currently producing 6 BOPD and is a good candidate for Lucas Energy's revitalization program.

Purchase of the Cone-Dubose Well

In January 2008, Lucas acquired the Cone-Dubose Unit No.1 well, Christian (6800) Field, Gonzales County, Texas. The 300 acre property offsets its Hagen Ranch No.3 well to the southwest and is part of the Company's plan to extensively develop the area. The Cone-Dubose Unit No.1 well was acquired from an independent operator in the area and is currently shut in. The well was drilled in 1991 as a horizontal completion in the Austin Chalk formation. The total depth of the well is 13,673 feet although the vertical depth from the surface is only 8,983 feet, the lateral being the difference. The initial production rate from the well was reported as 1123 BOPD and 547 MCFPD in 1991. The Cone-Dubose Unit No.1 well produced 60,789 bbls of oil until 1998.

Purchase of Gonzales Wells

In September 2007, Lucas acquired three wells in Gonzales County, Texas from two independent oil and gas operators. The wells are the Hindman No.1, the Hindman No.2, and the Gandre No.1. The Hindman No.1 well is a producing well completed in the Austin Chalk formation in 1977. The well has the potential for drilling a horizontal on the lease. The Hindman No.2 well is a producing vertical well completed in the Austin Chalk formation in 1977.The Gandre No.1 well is a shut in well completed in 1988. Cumulative production of the well is over 76,000 bbls of oil. Lucas Energy paid $300,000 for the Hindman wells and $50,000 for the wellbore equipment on the Gandre well.

Atascosa County Acquisition

In September 2007, Lucas acquired three new leases in Atascosa County, Texas from an independent operator, Laura Rodenberg Oil Company, Inc for $400,000. All three leases have producing wells.This acquisition is in the Austin Chalk trend which Lucas has been following through Gonzales, Wilson, and Karnes Counties, Texas. The Paul A. Foerster No.1 well is a producing oil well completed in the Edwards formation. The well has produced over 31,000 bbls of oil since its completion in 1983. The well is on a 75 acre lease. The Hindes No.1 well is a producing oil well completed in the Edwards formation. The well has produced over 47,000 bbls of oil since its completion in 1984 and is on a 249 acre lease. The Matthews No.1 well is a producing oil well completed in the Edwards formation. The well has produced almost 22,000 bbls of oil since its completion in 1983 and is on a 40 acre lease.  Additionally, Lucas Energy acquired the Burnett No.1 lease from an independent operator for $125,000. The Burnett No.1 well was completed in 1991 and has cumulative production of more than 34,000 bbls of oil. The lease(s) on which the well is located consists of approximately 260 acres.

Purchase and Disposition of the ApClark Prospect

In August 2007, Lucas purchased a 25% working interest in the ApClark prospect, a West Texas redevelopment play covering approximately 6,700 acres located in the ApClark field in Southwestern Borden County, for $798,500. In October 2007, Lucas

sold its entire interest in the ApClark prospect, in exchange for 3,000,000 shares of Bonanza Oil & Gas, Inc., valued at $848,850, representing a 24.6% stake in the company. Bonanza Oil & Gas, Inc. is a publicly-held oil and gas company (OTCBB: BGOI).

Team Bank Property Acquisition

In April 2007, Lucas Energy acquired the Team Bank No.1-H well, in Wilson County, Texas. The well was drilled in 1992 and has cumulative production of 35,159 bbls of oil. The well is a horizontal that is currently producing from the Austin Chalk formation. The Team Bank property is a 240 acre lease in an area that has not been fully developed.

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

Purchase of Delphic Assets

On December 20, 2006, Lucas entered into a Stock Purchase Agreement (the "Agreement") with The Delphic Oil Co., LLC, a Florida Limited Liability Company ("Delphic").  Pursuant to the terms of the Agreement, Lucas agreed to purchase six oil wells located in Gonzales, Texas (the "Delphic Assets").  The Delphic Assets represent 4 leasehold properties with a total of 1,172.29 acres.  The Delphic Assets include six wells, four of which are operating and two additional wells which are currently shut-in and awaiting workover.  The properties also contain additional acreage with offset drilling locations. The terms of the transaction included all assets of Delphic in exchange for 400,000 shares of Lucas's restricted common stock, valued at $10.60 per share, or $4.24 million.

Purchase of Wilson Wells and Properties

On August 8, 2006, Lucas acquired leases, wells and equipment on nine oil properties in Texas. The oil leases were acquired from the Wilson Oil & Gas Company, in Texas for $2.75 million. Lucas paid $2,200,000 in cash and 55,000 shares of Lucas's restricted common stock valued at $10.00 a share, or $550,000. Wilson Oil & Gas will retain a royalty interest averaging approximately 2% in the well production.

Disposition of Bracero Properties

During the 2007 fiscal year, Lucas sold two of its non-core assets.  An $83,727 gain was realized through the sale of the Big Creek Dome and Bracero properties and was recorded as a reduction in oil and gas properties in accordance with the full cost method of accounting for the sale of oil and gas properties.

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

In accordance with SFAS 143, “Accounting for Asset Retirement Obligations” Lucas records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Lucas accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Lucas's credit-adjusted risk-free interest rate. No market risk premium has been included in Lucas's calculation of the ARO balance.  Lucas recorded $141,512 and $111,022 of asset retirement obligations for the years ending March 31, 2008 and 2007, respectively.

The following is a description of the changes to the Company's asset retirement obligations for the years ended March 31,

	2008	2007

Asset retirement obligations at beginning of year	$111,022	$-
Additions for exploratory and development drilling	13,520	96,956
Accretion expense	16,970	14,066

Asset retirement obligations at end of year	$141,512	$111,022

NOTE 7 – NOTES PAYABLE

During the quarter ended September 30, 2006, Lucas entered into a Promissory Note in the amount of $2,300,000 with an original maturity date of February 3, 2008.  On June 25, 2007, the maturity date was extended to February 3, 2009.  The note bore interest at a rate of 14.5% per annum due quarterly.  The note was held by private investors and is secured by the assets acquired from the Wilson Oil and Gas Company on August 8, 2006.  The note was fully repaid including accrued interest of $71,268 on July 20, 2007.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

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

The terms of the Acquisition Agreement required that of all of the Lucas Energy Resources shareholders agree to exchange their shares, including preferred and common classes, for an aggregate of 5,450,003 Lucas Energy common shares in a specified Closing Transaction which occurred Tuesday, June 13, 2006. The transaction required transfer of 660,000 outstanding "control" shares to Lucas Energy Resources' private shareholders and required the issuance of an additional 4,790,003 shares to Lucas Energy Resources' private shareholders, for a total new issuance relating to the transaction of 5,450,003 common shares. In addition, 885,000 shares were retained by the shareholders of the predecessor company bringing the total outstanding shares to 6,335,003 upon close of the transaction.

In May 2006, Lucas completed a private placement of 495,000 shares of its common stock at $2.00 per share for gross cash proceeds of $990,000 ($928,518 net proceeds after offering costs).

In August 2006, Lucas issued 55,000 shares of its common stock valued at $10.00 per share for interests in 9 oil properties.

In December 2006, Lucas completed a private placement of 77,845 shares of its common stock at $5.80 per share for gross cash proceeds of $451,500 ($443,340 net proceeds after offering costs).

In December 2006, Lucas issued 400,000 shares of its common stock valued at $10.60 per share, or $4.24 million, for interests in several oil properties.

In February 2007, Lucas completed a private placement of 80,776 shares of its common stock at $5.80 per share for gross cash proceeds of $468,500 and a private placement of 4,483 shares of its common stock at $10.80 per share for gross cash proceeds of $48,414.

During the quarter ended September 30, 2007, Lucas issued 2,763,049 Units in a private placement for $4.60 per Unit. Lucas received gross proceeds of $12,710,001 (net proceeds of $11,364,483 after placement costs). Each Unit was comprised of one share of restricted common stock and one common stock purchase warrant. Each warrant is exercisable at $8.00 per share of common stock for a period of 3 years. The holders of the warrants, at their option, can exercise the warrants on a cashless basis. Lucas issued 247,500 warrants to purchase common stock to the placement agents with an exercise price of $8.00 per share for a period of 3 years with a value of $1,230,426.

The relative fair value of the Common Stock and the Common Stock Purchase Warrants comprising the Units are as follows:

		Relative Fair
Description	Shares	Value Amount

Common Stock	2,763,049	$5,398,367
Common Stock Purchase Warrants	2,763,049	7,311,635

Total Proceeds		12,710,001
Placement Fees		(1,345,518)
Net Proceeds		$11,364,483

On March 14, 2008, Lucas compensated their directors by issuing 35,000 shares of common stock at a price of $3.00 per share.  Lucas expensed $105,000 in directors’ compensation for the year ended March 31, 2008.

The Board of Directors approved a 4 to 1 reverse stock split as of February 4, 2008. All common stock shares and share-related information are presented to reflect the reverse stock split for all periods presented.

Preferred Stock

Lucas has authorized 10,000,000 shares of $0.001 par value preferred stock.  No shares were outstanding as of March 31, 2008.

NOTE 9 – WARRANTS OUTSTANDING AND EXERCISED

Lucas currently has 2,763,049 common stock purchase warrants outstanding, all of which were granted during fiscal 2008.  All warrants have an exercise price of $8.00 per share and a three year term.  Warrants will begin to expire starting June 19, 2010 through September 13, 2010.  No warrants have been exercised as of March 31, 2008 and all warrants outstanding were determined to have no intrinsic value.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lucas leases 1,500 square feet of office space in Houston, Texas that serves as its corporate office. The lease is at market rates and is month to month.  Total rent expense was $28,310 for the year ended March 31, 2008 and $25,380 for the year ended March 31, 2007.

As of March 31, 2008, Lucas had no drilling commitments for drilling and completion of wells in progress.

NOTE 11 – INCOME TAXES

The total provision for income taxes consists of the following for the years ended:

	March 31, 2008	March 31, 2007
Current taxes:
Federal	$-	$-
State	-	-
	-	-

Deferred taxes:
Federal	68,689	127,340
State	-	-
	68,689	127,340

Total	$68,689	$127,340

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes are as follows:

	March 31, 2008	March 31, 2007
Computed at expected tax rates (34%)	$31,039	$152,819
Meals and entertainment	1,950	-
Stock compensation	35,700	-
Other	-	(25,479)
Total	$68,689	$127,340

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	March 31, 2008	March 31, 2007
Deferred tax assets:
Net operating tax loss carryforwards	$2,138,286	$227,857
Oil and gas properties	-	-
Accretion of asset retirement obligation liability	10,552	4,782
Depletion	96,531	-
Gain on sale of oil and gas properties	14,331	-
Total deferred tax assets	2,259,700	232,639

Deferred tax liabilities:
Depreciation	(177,635)	(43,016)
Depletion	-	(64,271)
Intangible drilling costs	(2,282,940)	(257,537)
Unrealized gain on available-for-sale securities	(633,251)	-
Total deferred tax liabilities	(3,093,827)	(364,824)

Total	$(834,127)	$(132,185)

At March 31, 2008, had estimated net operating loss carryforwards for federal and state income tax purposes of approximately $6,008,245 which will begin to expire, if unused, beginning in 2026.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

(UNAUDITED)

The following supplemental unaudited information regarding Lucas Energy’s oil and gas activities is presented pursuant to the disclosure requirements of SFAS No. 69. The standardized measure of discounted future net cash flows is computed by applying constant prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on period-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on period-end statutory tax rates) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

   (1)        Capitalized Costs Relating to Oil and Gas Producing Activities:

	At March 31, 2008	At March 31, 2007

Proved oil and gas producing properties and related lease and well equipment	$ 18,978,699	$ 9,623,745
Unproved oil and gas properties	-	-
Accumulated depreciation and depletion	(846,470)	(166,204)

Net Capitalized Costs	$ 18,132,229	$ 9,457,541

   (2)       Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities:

	For the Year Ended March 31, 2008	For the Year Ended March 31, 2007
Acquisition of Properties
Proved	$ 2,319,957	$ 8,076,683
Unproved	-	-
Exploration Costs	-	-
Development Costs	7,870,327	1,542,783
Total	$ 10,190,284	$ 9,619,466

All operations of Lucas are located in the United States.

     (3)      Results of Operations for Producing Activities:

	For the Year Ended March 31, 2008	For the Year Ended March 31, 2007

Sales	$ 3,070,668	$ 1,296,084
Production costs	(727,968)	(337,162)
Depreciation and depletion	(697,236)	(153,903)
Income tax expense	(68,689)	(127,340)

Results of operations for producing activities
(excluding corporate overhead and interest costs)	$ 1,576,775	$ 677,679

 (4)     Reserve Quantity Information

	Oil (BBL)	Gas (MCF)

March 31, 2006	99,573	52,792
Revisions of previous estimates for improved recovery	1,356,488	(9,320)
Purchases of minerals in place	147,992	-
Extensions and discoveries	-	-
Production	(21,513)	(1,942)
Sales of minerals in place	-	-

March 31, 2007	1,582,540	41,530
Revisions of previous estimates for improved recovery	(135,263)	56,192
Purchases of minerals in place	303,959	-
Extensions and discoveries	82,720	-
Production	(36,726)	(1,712)
Sales of minerals in place	-	-

March 31, 2008	1,797,230	96,010

During the years ended March 31, 2008 and 2007, Lucas had reserve studies and estimates prepared on its various properties.  The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult.  Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

 (5)         Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	March 31, 2008	March 31, 2007

Future cash inflows	$187,511,500	$104,664,080
Future production, development costs and income tax expense	(86,525,309)	(37,300,500)

Future net cash flows	100,986,191	67,363,580
Discounted for estimated timing of cash flows	(37,566,848)	(31,422,260)
Standardized measure of discounted future net cash flows	$63,419,343	$35,941,320

Future income taxes were determined by applying the statutory income tax rate to future pre-tax net cash flow relating to proved reserves.

The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

	Years ended March 31,
	2008	2007

Standardized measure, beginning of year	$ 35,941,320	$ 2,208,416
Extensions, discoveries and improved recovery	4,754,260	-
Revisions of previous estimates	(7,281,567)	25,757,183
Purchases of minerals in place	17,312,363	9,619,480
Sales of minerals in place	-	(619,131)
Net change in prices and production costs	30,017,985	-
Accretion of discount	3,594,132	-
Oil and gas sales, net of production costs	(2,342,700)	(1,024,628)
Changes in estimated future development costs	30,260	-
Previously estimated development cost incurred	3,960,000	-
Net change in income taxes	(26,716,187)	-
Change in timing of estimated future production	4,149,477	-
Standardized measure, end of year	$ 63,419,343	$ 35,941,320

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