Form 10-Q
period 2008-06-30
LUCAS ENERGY, INC.
filed 2008-08-13
CIK 1309082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding as of August 12, 2008
               -----                           ---------------------------------
Common Stock, par value $.001 per share                    10,246,189

               LUCAS ENERGY, INC. QUARTERLY REPORT ON FORM 10-QSB

                         FOR THE QUARTERLY PERIOD ENDED

                                  June 30, 2008

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION

     Item 1. Financial Statements                                              3

          - Consolidated Balance Sheets as of June 30, 2008 (unaudited) and March 31, 2008
          - Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007 (unaudited)
          - Consolidated Statement of Shareholders' Equity for the three months ended June 30, 2008 (unaudited)
          - Consolidated Statements of Cash Flows for the three months ended June 30, 2008 and 2007 (unaudited)
          - Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        10

     Item 3. Quantitative and Qualitative Disclosures about Market Risk       13

     Item 4. Controls and Procedures                                          14

PART II OTHER INFORMATION

     Item 1. Legal Proceedings                                                15

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      15

     Item 3. Defaults Upon Senior Securities                                  15

     Item 4. Submission of Matters to a Vote of Security Holders              15

     Item 5. Other Information                                                15

     Item 6. Exhibits                                                         15

             Signatures                                                       16

                         PART I - FINANCIAL INFORMATION

                               Lucas Energy, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                          June 30, 2008          March 31, 2008
                                                                          -------------          --------------
CURRENT ASSETS
  Cash                                                                     $    512,857           $  1,142,386
  Marketable securities                                                       4,108,670              2,388,355
  Accounts receivable - oil and gas                                             417,800                559,886
  Other current assets                                                           14,119                 38,849
                                                                           ------------           ------------

      TOTAL CURRENT ASSETS                                                    5,053,446              4,129,476
                                                                           ------------           ------------
OIL AND GAS PROPERTIES, FULL COST METHOD
  Properties subject to amortization                                         19,928,717             18,978,699
  Properties not subject to amortization accumulated depletion               (1,045,335)              (846,470)
                                                                           ------------           ------------

      OIL AND GAS PROPERTIES, NET                                            18,883,382             18,132,229
                                                                           ------------           ------------

FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION OF $363 AND $0                      2,037                  2,255

OTHER ASSETS                                                                     86,986                 51,766
                                                                           ------------           ------------

      TOTAL ASSETS                                                         $ 24,025,851           $ 22,315,726
                                                                           ============           ============
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                    $    769,612           $  1,174,737
                                                                           ------------           ------------

      TOTAL CURRENT LIABILITIES                                                 769,612              1,174,737
                                                                           ------------           ------------
NON-CURRENT LIABILITIES
  Asset retirement obligation                                                   148,992                141,512
  Deferred tax liabilities                                                    1,551,766                834,126
                                                                           ------------           ------------

      TOTAL LIABILITIES                                                       2,470,370              2,150,375
                                                                           ------------           ------------
STOCKHOLDERS' EQUITY
  Preferred stock, 10,000,000 shares authorized of $0.001 par value, no shares issued and outstanding
  Common stock, 100,000,000 shares authorized of $0.001 par
   value, 10,246,189 and 10,246,189 shares issued and outstanding                10,246                 10,246
  Additional paid-in capital                                                 18,518,806             18,518,806
  Retained earnings                                                           3,026,429                407,046
  Accumulated other comprehensive income                                             --              1,229,253
                                                                           ------------           ------------

      TOTAL STOCKHOLDERS' EQUITY                                             21,555,481             20,165,351
                                                                           ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 24,025,851           $ 22,315,726
                                                                           ============           ============

                 See notes to consolidated financial statements.

                               Lucas Energy, Inc.
                      Consolidated Statements of Operations
                For the Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)

                                                     For the Three         For the Three
                                                     Months Ended          Months Ended
                                                     June 30, 2008         June 30, 2007
                                                     -------------         -------------
REVENUES
  Oil and gas revenues                                $ 1,323,804           $   494,814
                                                      -----------           -----------
  Consulting income                                            --                10,000
                                                      -----------           -----------
      TOTAL REVENUES                                    1,323,804               504,814
EXPENSES
  Lease operating expenses                                270,910               162,716
  Depreciation and depletion                              203,983                55,185
  General and administrative                              262,810               177,920
                                                      -----------           -----------

      TOTAL EXPENSES                                      737,703               395,821
                                                      -----------           -----------

INCOME FROM OPERATIONS                                    586,101               108,993
                                                      -----------           -----------
OTHER INCOME (EXPENSES)
  Unrealized gain on investments, net                   1,645,315                    --
  Realized loss on investment                            (125,420)                   --
  Interest income                                           1,774                 3,743
  Interest expense                                             --               (83,147)
                                                      -----------           -----------
      TOTAL OTHER INCOME (EXPENSES)                     1,521,669               (79,404)
                                                      -----------           -----------

NET INCOME BEFORE INCOME TAXES                          2,107,770                29,589

INCOME TAX EXPENSE                                        717,640                 3,923
                                                      -----------           -----------

NET INCOME                                            $ 1,390,130           $    25,666
                                                      ===========           ===========
UNREALIZED HOLDING GAIN (LOSS) ON MARKETABLE
 EQUITY SECURITIES                                             --                30,000
                                                      -----------           -----------

COMPREHENSIVE INCOME                                  $ 1,390,130           $    55,666
                                                      ===========           ===========

INCOME PER SHARE - BASIC AND DILUTED                  $      0.14           $      0.00
                                                      ===========           ===========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED                        10,246,189            29,792,429
                                                      ===========           ===========

                 See notes to consolidated financial statements.

                               LUCAS ENERGY, INC.
                 Consolidated Statement of Stockholders' Equity
                    For the Three Months Ending June 30, 2008
                                   (Unaudited)

                              Preferred Stock            Common Stock       Additional                    Other
                             ------------------      -----------------       Paid-In       Retained    Comprehensive
                             Shares      Amount      Shares      Amount      Capital       Earnings       Income          Total
                             ------      ------      ------      ------      -------       --------       ------          -----
Balance, March 31, 2008          --     $   --    10,246,189    $ 10,246   $18,518,806    $  407,046    $ 1,229,253     $20,165,351

Adoption of FASB statement
No. 159                          --         --            --          --            --     1,229,253     (1,229,253)             --

Net income for the three
months ended June 30, 2008       --         --            --          --            --     1,390,130             --       1,390,130
                             ------     ------    ----------    --------   -----------    ----------    -----------     -----------

Balance, June 30, 2008           --     $   --    10,281,189    $ 10,246   $18,518,806    $3,026,429    $        --     $21,555,481
                             ======     ======    ==========    ========   ===========    ==========    ===========     ===========

                               Lucas Energy, Inc.
                      Consolidated Statements of Cash Flows
                For the Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)

                                                                   For the Three         For the Three
                                                                   Months Ended          Months Ended
                                                                   June 30, 2008         June 30, 2007
                                                                   -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $ 1,390,130           $    55,666
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Depreciation and depletion                                         203,983                55,185
     Deferred taxes                                                     717,640                 3,923
     Unrealized gain on investments                                  (1,645,315)              (30,000)
     Realized loss on investments                                       125,420                    --
  Changes in operating assets and liabilities
     Increase in accounts receivable                                    142,086               (44,445)
     Increase in other current assets                                    24,730                10,978
     Increase in other assets                                           (35,220)               (7,605)
     Increase in accounts payable and accrued expenses                 (480,125)              (48,762)
                                                                    -----------           -----------

          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              443,329                (5,060)
                                                                    -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for investments                                            (125,420)              (10,000)
  Purchase of oil and gas property and equipment                       (947,438)             (322,112)
                                                                    -----------           -----------

          NET CASH USED IN INVESTING ACTIVITIES                      (1,072,858)             (332,112)
                                                                    -----------           -----------

NET INCREASE (DECREASE) IN CASH                                        (629,529)             (337,172)

CASH AT BEGINNING OF PERIOD                                           1,142,386               710,018
                                                                    -----------           -----------

CASH AT END OF PERIOD                                               $   512,857           $   372,846
                                                                    ===========           ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
  Interest                                                          $        --           $    83,147
  Income taxes                                                      $        --           $        --

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Adoption of SFAS 159                                                1,229,253                    --
  Increase in Asset Retirement Obligation                           $     2,580           $        --


                 See notes to consolidated financial statements.

                               LUCAS ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Lucas Energy, Inc. ("Lucas") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lucas' annual report filed with the SEC on Form 10-KSB for the year ended March 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form 10-KSB have been omitted.

NOTE 2. ORGANIZATION AND BUSINESS OPERATIONS

Lucas was originally incorporated in the State of Nevada on April 6, 2005 for the purpose of acquiring and operating certain oil and gas leases in the state of Texas. The business is conducted through its wholly-owned operating subsidiary, Lucas Energy Resources, Inc., which was incorporated on April 6, 2005, in Nevada.

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

MARKETABLE SECURITIES

Lucas reports its short-term investments and other marketable securities at fair value. At June 30, 2008, Lucas' short-term investments consisted of investment s in the common stock of Solar Night, Inc. and Bonanza Oil & Gas, Inc. and an investment in a short-term futures commodity contract. The shares of common stock in Solar Night and Bonanza have always been recorded on Lucas' balance sheet at fair value. However, pursuant to accounting rules prior to March 31, 2008,, the change in fair value of the investments had not been included in Lucas' results of operations, but instead had been recorded directly to stockholders' equity as part of "accumulated other comprehensive income."

Effective April 1, 2008, Lucas adopted Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES -- INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 . Statement No. 159 allows a company the option to value its financial assets and liabilities, on an instrument by instrument basis, at fair value, and include the change in fair value of such assets and liabilities in its results of operations. Lucas chose to apply the provisions of Statement No. 159 to all its existing investments. Accordingly, beginning with the first quarter of 2009, the change in fair value of the investments owned by Lucas, are included in Lucas' results of operations.

For the three months ended June 30, 2008, the change in fair value of financial instruments caption on Lucas' statement of operations includes an unrealized gain of $1,645,315 million related to the common stock investments and a $125,420 realized loss related to the commodity investment. Prior to adopting Statement No. 159, unrealized gains (net of tax) of $1,229,253 were included in other comprehensive income. This is the amount of unrealized gains that, prior to Lucas' adoption of Statement No. 159, had not been recorded in Lucas' historical results of operations. Upon the adoption of Statement No. 159 as of April 1,

2008, this $1,229,253 of unrealized gains (net of deferred taxes of $633,252) was reclassified on Lucas' balance sheet from accumulated other comprehensive income to retained earnings. The deferred tax portion in the amount of $633,252 of accumulated other comprehensive income is reflected in deferred tax liabilities. In conjunction with the adoption of Statement No. 159, Lucas also adopted on April 1, 2008 Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS . Statement No. 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but does not require any new fair value measurements. The adoption of Statement No. 157 had no impact on Lucas' financial statements, but the adoption did result in additional required disclosures as set forth in Note 4.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject Lucas to concentration of credit risk consist of cash. At June 30, 2008, Lucas had $312,857 in cash in excess of federally insured limits. Lucas maintains cash accounts only at large high quality financial institutions and Lucas believes the credit risk associated with cash held in banks is remote.

Lucas' receivables primarily consist of accounts receivable from oil and gas sales. Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of June 30, 2008, no allowance for doubtful accounts has been recorded and none of the accounts receivable have been collateralized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2008, the fair value of cash, accounts receivable, and accounts payable, including amounts due to and from related parties, if any, approximate carrying values because of the short-term maturity of these instruments.

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

REVENUE RECOGNITION

Lucas recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by Lucas is not significantly different from Lucas' share of production.

INCOME PER SHARE OF COMMON STOCK

Basic and diluted net income per share calculations are presented in accordance with Financial Accounting Standards Statement 128 and are calculated on the basis of the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. The basic income per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the financial statements. Lucas had 2,763,049 warrants at June 30, 2008 that were out of the money and are therefore anti-dilutive.

RECLASSIFICATION

Certain amounts in prior periods have been reclassified to conform to current period presentation.

NOTE 4. FAIR VALUE MEASUREMENTS

Certain of Lucas assets are reported at fair value in the accompanying balance sheets. The following tables provide fair value measurement information for such assets as of June 30, 2008 and 2007.

The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including income taxes payable) included in the accompanying consolidated balance sheets approximated fair value at June 30, 2008. These assets and liabilities are not presented in the following tables.

                                                     As of June 30, 2008
                                                                      Fair Value Measurements Using:
                                                               Quoted        Significant
                                                              Prices in          Other          Significant
                                                               Active        Observable        Unobservable
                           Carrying        Total Fair          Markets          Inputs             Inputs
                            Amount           Value            (Level 1)        (Level 2)         (Level 3)
                            ------           -----            ---------        ---------         ---------
Financial Assets
  (Liabilities):
  Trading Securities     $ 4,108,670      $ 4,108,670      $ 4,033,670        $ 75,000           $   --
  Accrued Expense            (75,000)         (75,000)              --         (75,000)              --

Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the table above, this hierarchy consists of three broad levels. Level 1 inputs on the hierarchy consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 3 inputs have the lowest priority. Lucas uses appropriate valuation techniques based on the available inputs to measure the fair values of its assets and liabilities. When available, Lucas measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value.

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above.

LEVEL 1 FAIR VALUE MEASUREMENTS

SHORT-TERM STOCK INVESTMENTS -- The fair values of these investments are based on quoted market prices. Lucas' short-term investments as of June 30, 2008 consisted entirely of trading securities which are subject to market fluctuations.

LEVEL 2 FAIR VALUE MEASUREMENTS

COMMODITY INVESTMENTS AND COMMODITY LIABILITY - The fair values of the investment in commodity futures contracts are estimated valuations provided by counterparties using the Black-Scholes model based upon the forward commodity price curves as of June 30, 2008, implied volatilities of commodities, and a risk free rate (using the treasury yield on June 30, 2008).

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

MANAGEMENT ANALYSIS OF OPERATION

Lucas Energy, Inc., through its consolidated operations, is an independent oil and gas company currently focused on building and revitalizing a diversified portfolio of oil and gas production assets located in the State of Texas. We seek to acquire under-performing oil and gas assets that we believe we can revitalize in a short period of time.

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

We have conducted engineering on a program to drill laterals on existing well-bores or offset locations that we have already leased. The purpose of these laterals will be to provide more aerial access to the formation in order to increase the flow rate and to recover additional oil and gas reserves not recoverable from the existing vertical (straight) holes. We began our drilling program on September 20, 2007 with the drilling of a new horizontal leg in the Hagen Ranch No. 3 well, located in the Austin Chalk formation in Texas. We expended $6.1 million on our drilling program in fiscal 2008 and have completed 5 new lateral wells/lateral reworks and 10 well revitalizations. We focus on acquiring shut-in wells that we believe have been overlooked by larger companies and have a high probability of containing large reserves recoverable through the lateral drilling process and responding to our revitalization process. We seek opportunities to acquire mature oil fields that have 30% to 50% of original oil in place. These fields typically have lost some or all of the reservoir pressure required to drive the oil through the overlying rock and sand and into the well bores of the producing wells, or have experienced mechanical problems. We believe we have standardized a process that enables us to quickly restore oil production as well as increase production yield.

We employ a wide variety of financing structures to acquire assets, including payment of cash and/or stock consideration, seller financing, and royalty fee arrangements.

We seek to maintain a low overhead cost structure while we remain focused on growing our portfolio. For the past thirteen consecutive quarters since inception, we have achieved positive cash flow from operations and have retained our earnings in order to grow our portfolio of assets

RESULTS OF OPERATIONS:

OIL AND GAS REVENUES

For the three months ended June 30, 2008, our oil and gas net sales were $1,323,804, versus $494,814 for the three months ended June 30, 2007. Oil and gas revenues increased during the period due to additional wells put on line through the ongoing acquisition and rework program as well as the addition of new laterals drilled in the previous fiscal year. The increase in average price received for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 of $61.24 was also a factor.

                             For the three       For the three
                              months ended        months ended
                                June 30,            June 30,           Increase/
                                 2008                2007             (Decrease)
                              ----------          ----------          ----------
Volumes (net of royalty):
  Oil (bbls)                      10,666               7,934               2,731

Gas (mcf)                            923                 467                 457
Average price received:
  Oil                         $   123.12          $    61.88          $    61.24
  Gas                         $    11.51          $     7.01          $     4.50

Revenues:
  Oil                         $1,313,173          $  490,952          $  822,221
  Gas                         $   10,631          $    3,862          $    6,769
Total                         $1,323,804          $  494,814          $  828,990

The $828,990 increase in our oil and gas net sales was primarily attributable to an increase of 2,731 (net) barrels of production of oil as we brought 10 additional wells into production through the ongoing acquisition and rework program and from the addition of 4 new laterals drilled or reentered on existing well sites during the previous fiscal year. We also experienced a favorable $61.24 per barrel increase in the average prices we received on our oil production due to increases in the commodity price of oil and the arrangement in January 1, 2008, we concluded with our oil purchaser to receive a $2.10 premium over West Texas Intermediate posted prices until December 31, 2008.

Overall, our production increase over the previous year reflects the $947,438 in capital expenditures we made on our acquisition and rework program and our development activities on existing well sites.

LEASE OPERATING EXPENSES

Lease operating expenses increased $108,194 due to the overall increases in production from our acquisition and development activities. We experienced a $
1.16 per barrel oil equivalent increase in production costs due to increased field costs from additional production volumes. We achieved certain economies of scale associated with performing projects in a limited geographical area thereby allowing our fixed production costs to be substantially unchanged and therefore attributable over greater production. Normal workover costs for equipment repairs, maintenance of ongoing production and unsuccessful workovers undertaken to increase production are expensed in the year incurred. Workover activity can significantly affect production volumes and, accordingly, the production cost per barrel over each period.

DEPRECIATION AND DEPLETION

Depreciation and depletion expense increased $148,798 due to an increase in the depletion rate to $18.38 per barrel oil equivalent from $6.89 per barrel oil equivalent. This increase in the depletion rate is due to the estimated future development costs to recover our reserves.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended June 30, 2008, general and administrative expenses totaled $262,810 versus $177,920 for the three months ended June 30, 2008. The increases during 2008 are principally due to an increase in headcount and professional fees.

UNREALIZED GAINS ON INVESTMENTS

Effective April 1, 2008, Lucas adopted Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES -- INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 . Statement No. 159 allows a company the option to value its financial assets and liabilities, on an instrument by instrument basis, at fair value, and include the change in fair value of such assets and liabilities in its results of operations. Lucas chose to apply the provisions of Statement No. 159 to all its existing investments. Accordingly, beginning with the first quarter of 2009, the change in fair value of the investments owned by Lucas, are included in Lucas' results of operations. As a result, we recognized an unrealized holding gain on investments of $1,645,315 during this quarter.

INTEREST EXPENSE

For the three months ended June 30, 2008, interest expense decreased to $ 0 from $83,147 in 2007. This change is attributed to the repayment of the note payable in the prior period .

INCOME TAX EXPENSE

For the three months ended June 30, 2008, income tax expense increased from $3,923 in 2007 to $717,640 in 2008 due principally to increase income from operations and deferred taxes related to unrealized gains on investments.

NET INCOME

For the three months ended June 30, 2008, we had net income of $1,390,130 versus net income of $25,666 for the three months ended June 30, 2007. The increase in income for the period is attributable to the increase in income from operations as a result of increased production volumes and average prices received and unrealized gains on investments principally related to our investment in Bonanza Oil and Gas.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had cash of $ 512,857 and working capital of $4,283,834. This compares to cash of $2,954,739 and working capital of $1,142,386 at March 31, 2008. We anticipate that cash on hand will be sufficient to cover our planned capital and operating expense budget for the remainder of our fiscal year.

We have adequate capital to fund our ongoing operations. An acceleration of acquisitions or our planned drilling operations over the next twelve months may require additional capital expenditures. Additional financing through partnering, equity issuance, lease transactions or other financing sources may not be available on acceptable terms, or at all.

CASH FLOW FROM OPERATING ACTIVITIES

For the three-month period ended June 30, 2008, net cash provided from operating activities was $443,329, versus net cash used by operating activities of ($5,060) for the three-month period ended June 30, 2007. This increase in net cash provided from operations activities is primarily due to cash flow generated from field operations due to increased volumes and prices from production.

CASH FLOW FROM INVESTING ACTIVITIES

For the three-month period ended June 30, 2008, net cash used in investing activities was $1,072,858, primarily attributed to our lease acquisition and continued rework program, versus net cash used in investing activities of a $332,112 for the three month period ended June 30, 2007. Our investing activities were funded from the use of cash from operations.

HEDGING

We did not hedge any of our oil or natural gas production during 2008 and have not entered into any such hedges from June 30, 2008 through the date of this filing.

CONTRACTUAL COMMITMENTS

None

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2008, we had no off-balance sheet arrangements.

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

FAIR VALUE MEASUREMENT

Lucas determines the fair value of its short term investments in common stock using quoted market prices. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 157. See note 4, "Fair Value Measurements" we have determined that the fair value methodology described above for our investments is consistent with observable market inputs and have categorized our investments as level 1 in accordance with SFAS No. 157.

During the three-month period ended June 30, 2008, Lucas recorded an increase in the fair value of its investment in trading securities, principally due to the increase in trading prices of the stock held as investment. Approximately $1.65 million of the increase was recorded as an unrecognized gain in the income statement due to the change in trading price.

During the three-month period ended June 30, 2008, Lucas made investments in commodity forward contracts. Lucas determined the fair value of the contracts based on the forward curve of the remaining settlements in the contract. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 157. See note 4, "Fair Value Measurements" we have determined that the fair value methodology described above for our commodity contracts is consistent with observable market inputs and have categorized our investments as level 2 in accordance with SFAS No. 157.

During the three-month period ended June 30, 2008, a settlement loss of $125,420 was recorded in the income statement due to market prices being higher than the contract ceiling.

UNREALIZED GAINS ON INVESTMENTS

Effective April 1, 2008, Lucas adopted Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES -- INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 . Statement No. 159 allows a company the option to value its financial assets and liabilities, on an instrument by instrument basis, at fair value, and include the change in fair value of such assets and liabilities in its results of operations. Lucas chose to apply the provisions of Statement No. 159 to all its existing investments. Accordingly, beginning with the first quarter of 2009, the change in fair value of the investments owned by Lucas, are included in Lucas' results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We do not engage in commodity price hedging activities.

ITEM 4. CONTROLS AND PROCEDURES.

MANAGEMENT'S EVALUATION ON THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND
PROCEDURES

Our chief executive officer and chief financial officer have reviewed and continue to evaluate the effectiveness of our controls and procedures over financial reporting and disclosure (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our controls and procedures over financial reporting and disclosure, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2008.

CHANGES IN INTERNAL CONTROL. We made no changes to our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Our management is not aware of any significant litigation, pending or threatened, that would have a significant adverse effect on our financial position or results of operations.

ITEM 2. SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS.

None.

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

                               LUCAS ENERGY, INC.
                                   Registrant

      Signature                           Title                      Date
      ---------                           -----                      ----


/s/ JAMES J. CERNA            President, C.E.O. and Chairman     August 13, 2008
----------------------------  (Principal Executive Officer)
James J. Cerna


/s/ MALEK BOHSALI
----------------------------  Principal Financial Officer        August 13, 2008
Malek Bohsali                 and Accounting Officer

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