Form 10-Q
period 2008-09-30
LUCAS ENERGY, INC.
filed 2008-11-10
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ___________ to ___________

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

N/A

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

Class                                                                                                                                  Outstanding as of November 10, 2008

-----                                                                                                                                           ---------------------------------

Common Stock, par value $.001 per share                                                                                                              10,241,439

LUCAS ENERGY, INC. QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2008

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION	Page

Item 1. Financial Statements - Consolidated Balance Sheets as of September 30, 2008 and March 31, 2008 (unaudited) - Consolidated Statements of Operations for the three and six months ended September 30, 2008 and 2007 (unaudited) - Consolidated Statement of Shareholders' Equity for the three and six months ended September 30, 2008 (unaudited) - Consolidated Statements of Cash Flows for the six months ended September 30, 2008 and 2007 (unaudited) - Notes to Consolidated Financial Statements	3
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	17
Item 4. Controls and Procedures	17
PART II OTHER INFORMATION
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	17
Item 6. Exhibits	17
Signatures	18

Part I - Financial Information

Item 1. Financial Statements

LUCAS ENERGY, INC.

Consolidated Balance Sheets
(Unaudited)

	September 30, 2008	March 31, 2008
CURRENT ASSETS
Cash	$ 531,791	$ 1,142,386
Investments	3,153,812	2,388,355
Oil and gas receivables	234,901	559,886
Other current assets	277,046	38,849

TOTAL CURRENT ASSETS	4,197,550	4,129,476

OIL AND GAS PROPERTIES, FULL COST METHOD
Properties subject to amortization	20,821,785	18,978,699
Accumulated depletion	(1,200,537)	(846,470)

OIL AND GAS PROPERTIES, NET	19,621,248	18,132,229

FIXED ASSETS, NET OF ACCUMULATED DEPRECIATION OF $591 AND $0	9,447	2,255

OTHER ASSETS	139,480	51,766

TOTAL ASSETS	$ 23,967,725	$ 22,315,726

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 1,487,693	$ 1,174,737

TOTAL CURRENT LIABILITIES	1,487,693	1,174,737

NON-CURRENT LIABILITIES
Asset retirement obligation	152,217	141,512
Deferred tax liabilities	1,288,680	834,126

TOTAL LIABILITIES	2,928,590	2,150,375

STOCKHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized of $0.001 par value,
no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized of $0.001 par value,
10,241,439 and 10,246,189 shares issued and outstanding	10,241	10,246
Additional paid-in capital	18,526,230	18,518,806
Retained earnings	2,502,664	407,046
Accumulated other comprehensive income	-	1,229,253

TOTAL STOCKHOLDERS' EQUITY	21,039,135	20,165,351

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 23,967,725	$ 22,315,726

See notes to consolidated financial statements.

LUCAS ENERGY, INC.

Consolidated Statements of Operations

For the Three and Six Months September 30, 2008 and 2007
(Unaudited)

For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Six Months Ended September 30, 2008	For the Six Months Ended September 30, 2007

REVENUES

Oil and gas revenues	$ 998,018	$ 431,673	$ 2,321,822	$ 926,487
Consulting income	-	-	-	10,000
Total Revenues	998,018	431,673	2,321,822	936,487

EXPENSES

Lease operating expenses	395,320	101,237	624,244	263,952
Severance tax	35,728	20,300	77,714	43,189
Depreciation, depletion and accretion	160,659	51,889	364,642	107,074
General and administrative	317,545	197,978	580,355	353,010

Total Expenses	909,252	371,404	1,646,955	767,225

INCOME FROM OPERATIONS	88,766	60,269	674,867	169,262

OTHER INCOME (EXPENSES)
Unrealized gain (loss) on investments	(879,858)	-	765,457	-
Realized gain (loss) on investments, net	4,147	-	(121,273)	-
Interest income	196	62,383	1,970	66,126
Interest expense	(102)	(18,730)	(102)	(101,877)
Total Other Income (Expenses)	(875,617)	43,653	646,052	(35,751)

NET INCOME (LOSS) BEFORE INCOME TAXES	(786,851)	103,922	1,320,919	133,511

INCOME TAX EXPENSE (BENEFIT)	(263,086)	42,326	454,554	46,249

NET INCOME (LOSS)	$ (523,765)	$ 61,596	$ 866,365	$ 87,262

UNREALIZED HOLDING GAIN (LOSS) ON MARKETABLE EQUITY SECURITIES	-	43,000	-	73,000

COMPREHENSIVE INCOME (LOSS)	$ (523,765)	$ 104,596	$ 866,365	$ 160,262

INCOME (LOSS) PER SHARE – BASIC AND DILUTED	$ (0.05)	$ 0.01	$ 0.08	$ 0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	10,241,407	9,346,629	10,243,785	8,402,555

See notes to consolidated financial statements.

LUCAS ENERGY, INC.

Consolidated Statement of Stockholders' Equity

For the Three and Six Months September 30, 2008

(Unaudited)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Other Comprehensive Income	Total
					Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance, March 31, 2008	-	$ -	10,246,189	$ 10,246	$18,518,806	$ 407,046	$ 1,229,253	$ 20,165,351

Adoption of FASB statement No. 159	-	-	-	-	-	1,229,253	(1,229,253)	-

Net income for the three months ended June 30, 2008	-	-	-	-	-	1,390,130	-	1,390,130

Balance, June 30, 2008	-	$ -	10,281,189	$ 10,246	$18,518,806	$3,026,429	$ -	$ 21,555,481

Common stock repurchased and retired	-	-	(10,000)	(10)	(21,077)	-	-	(21,087)

Stock-based compensation	-	-	-	-	11,128	-	-	11,128

Stock issued for oil and gas properties	-	-	5,250	5	17,373	-	-	17,378

Net loss for the three months ended September 30, 2008	-	-	-	-	-	(523,765)	-	(523,765)

Balance, September 30, 2008	-	$ -	10,241,439	$ 10,241	$18,526,230	$2,502,664	$ -	$ 21,039,135

See notes to consolidated financial statements.

LUCAS ENERGY, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended September 30, 2008 and 2007

(Unaudited)

	For the Six Months Ended September 30, 2008	For the Six Months Ended September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$ 866,365	$ 87,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and accretion	364,642	107,074
Deferred taxes	454,554	46,249
Noncash interest on note receivable	-	(6,400)
Unrealized gain on investments	(765,457)	-
Realized loss on investments	121,273	-
Stock-based compensation	11,128	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	324,986	(64,913)
(Increase) decrease in other current assets	1,803	(258,684)
(Increase) in other assets	(87,714)	(292,310)
(Increase) in related party receivable	-	(3,032)
Increase in accounts payable and accrued expenses	312,955	821,370

Net Cash Provided by Operating Activities	1,604,535	436,616

CASH FLOWS FROM INVESTING ACTIVITIES

Cash received for investments	(121,273)	(10,000)
Payment of note receivable	-	(400,000)
Purchase of oil and gas properties and equipment	(2,072,770)	(4,818,247)

Net Cash Used in Investing Activities	(2,194,043)	(5,228,247)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from the sale of common stock	-	11,368,983
Cash paid to retire common stock	(21,087)	-
Repayment of note payable	-	(2,300,000)
Net cash Provided (Used) by Financing Activities	(21,087)	9,068,983

NET INCREASE (DECREASE) IN CASH	(610,595)	4,277,352

CASH AT BEGINNING OF PERIOD	1,142,386	710,018

CASH AT END OF PERIOD	$ 531,791	$ 4,987,370

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$ 102	$ 154,643
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Adoption of SFAS 159	$ 1,229,253	$ -
Receivable for sale of oil and gas property	$ 240,000	$ -
Increase in asset retirement obligation, net	$ 721	$ 8,017
Unrealized holding gain on available for sale securities	$ -	$ 73,000
Stock issued for oil and gas properties	$ 17,378	$ -

See notes to consolidated financial statements.

LUCAS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Lucas Energy, Inc. ("Lucas") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lucas' annual report filed with the SEC on Form 10-K for the year ended March 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form 10-K have been omitted.

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

MARKETABLE SECURITIES

Lucas reports its short-term investments and other marketable securities at fair value. At September 30, 2008, Lucas' short-term investments consisted of investments in the common stock of Bonanza Oil & Gas, Inc. The shares of common stock in Bonanza have always been recorded on Lucas' balance sheet at fair value. However, pursuant to accounting rules prior to March 31, 2008, the change in fair value of the investments had not been included in Lucas' results of operations, but instead had been recorded directly to stockholders' equity as part of "accumulated other comprehensive income."

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

For the six months ended September 30, 2008, the change in fair value of financial instruments caption on Lucas' statement of operations includes an unrealized gain of $765,457 million related to the common stock investments and a $121,273 realized loss related to the marketable securities. Prior to adopting Statement No. 159, unrealized gains (net of tax) of $1,229,253 were included in other comprehensive income. This is the amount of unrealized gains that, prior to Lucas' adoption of Statement No. 159, had not been recorded in Lucas' historical results of operations. Upon the adoption of Statement No. 159 as of April 1, 2008, this $1,229,253 of unrealized gains (net of deferred taxes of $633,252) was reclassified on Lucas' balance sheet from accumulated other comprehensive income to retained earnings. The deferred tax portion in the amount of $633,252 of accumulated other comprehensive income is reflected in deferred tax liabilities. In conjunction with the adoption of Statement No. 159, Lucas also adopted on April 1, 2008 Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS. Statement No. 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but does not require any new fair value measurements. The adoption of Statement No. 157 had no impact on Lucas' financial statements, but the adoption did result in additional required disclosures as set forth in Note 4.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject Lucas to concentration of credit risk consist of cash. At September 30, 2008, Lucas had $331,791 in cash in excess of federally insured limits. As of October 3, 2008, the FDIC temporarily increased the insurance limits from $100,000 to $250,000 per depositor through December 31, 2009.  Lucas maintains cash accounts only at large high quality financial institutions and Lucas believes the credit risk associated with cash held in banks is remote.

Lucas' receivables primarily consist of accounts receivable from oil and gas sales. Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of September 30, 2008, no allowance for doubtful accounts has been recorded and none of the accounts receivable have been collateralized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2008, the fair value of cash, accounts receivable, and accounts payable, approximate carrying values because of the short-term maturity of these instruments.

OIL AND GAS PROPERTIES, FULL COST METHOD

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells, including directly related overhead costs and related asset retirement costs are capitalized.

Under this method of accounting, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Lucas assesses the realizability of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Lucas to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Costs of oil and gas properties are amortized using the units of production method.

Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  There was no impairment expense in the three and six months ended September 30, 2008.

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

REVENUE RECOGNITION

Lucas recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as the oil and natural gas is produced and sold from those wells. Oil and natural gas sold by Lucas is not significantly different from Lucas' share of production.

INCOME PER SHARE OF COMMON STOCK

Basic and diluted net income per share calculations are presented in accordance with Financial Accounting Standards Statement 128 and are calculated on the basis of the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. The basic income per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the financial statements. Lucas had 200,000 options and 2,763,049 warrants outstanding at September 30, 2008 that were out of the money and are therefore anti-dilutive.

RECLASSIFICATIONS

Certain amounts in prior periods have been reclassified to conform to current period presentation.

NOTE 4. FAIR VALUE MEASUREMENTS

The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including income taxes payable) included in the accompanying consolidated balance sheets approximated fair value at September 30, 2008. These assets and liabilities are not presented in the following tables.

As of September 30, 2008

Fair Value Measurements Using:

                                                               Quoted        Significant

                                                              Prices in          Other         Significant

                                                              Active        Observable        Unobservable

                           Carrying        Total Fair          Markets          Inputs             Inputs

                            Amount           Value            (Level 1)        (Level 2)         (Level 3)

                            ------           -----            ---------        ---------         ---------

Financial Assets

  (Liabilities):

  Trading Securities     $ 3,153,812      $ 3,153,812      $ 3,153,812      $        --           $   --

  Accrued Expense                 --               --               --               --               --

Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the table above, this hierarchy consists of three broad levels. Level 1 inputs on the hierarchy consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 inputs consist of fair values of the investment in commodity futures contracts, which are estimated valuations provided by counterparties using the Black-Scholes model based upon the forward commodity price curves as of the end of the quarter, implied volatilities of commodities, and a risk free rate (using the treasury yield as of the end of the quarter).   Level 3 inputs have the lowest priority. Lucas uses appropriate valuation techniques based on the available inputs to measure the fair values of its assets and liabilities. When available, Lucas measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value.

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above.

LEVEL 1 FAIR VALUE MEASUREMENTS

SHORT-TERM INVESTMENTS IN MARKETABLE SECURITIES -- The fair values of these investments are based on quoted market prices. Lucas' short-term investments as of September 30, 2008 consisted entirely of trading securities which are subject to market fluctuations.

LEVEL 2 FAIR VALUE MEASUREMENTS

COMMODITY INVESTMENTS AND COMMODITY LIABILITY - All commodity contracts were closed prior to September 30, 2008.

NOTE 5. COMMON STOCK

During the three months ended September 30, 2008:

 - Lucas issued 5,250 shares of common stock to a geologist for their services on various oil and gas properties.  These shares were valued and recorded at $17,378 as an addition to the oil and gas full cost pool.

- Lucas repurchased 10,000 shares of its common stock in the open market trading for $21,087 and subsequently cancelled the stock.

NOTE 6. OPTIONS AND WARRANTS

During the three months ended September 30, 2008, Lucas granted 200,000 non-qualified options to purchase Lucas’ common stock to an officer of the corporation.  These options vest as follows:  50,000 on March 1, 2009; 50,000 September 1, 2009; 50,000 March 1, 2010; and 50,000 September 1, 2010 at an exercise price of $2.60 per share and will expire in September 2010. The options were valued at $267,083 using the Black-Scholes Options Pricing Model with the following assumptions: i) Expected share price volatility of 95.93%; ii) Risk free interest rate of 2.26%; iii) Contractual term weighted of two years; and iv) No dividend yield. Lucas recorded $11,128 of expense related to these options for the period ended September 30, 2008.

Summary information regarding options and warrants are as follows:

		Weighted Average		Weighted Average
	Options	Exercise Price	Warrants	Exercise Price
Outstanding at March 31, 2008:	-	$ -	2,763,049	$ 8.00
Three months ended June 30, 2008:
Granted (Cancelled)	-	$ -	-	$ -
Outstanding at June 30, 2008	-	$ -	2,763,049	$ 8.00
Three months ended September 30, 2008:
Granted (Cancelled)	200,000	$ 2.60	-	$ -
Outstanding at September 30, 2008	200,000	$ 2.60	2,763,049	$ 8.00

Options and warrants outstanding and exercisable as of September 30, 2008:

	Remaining	Options	Options	Warrants	Warrants
Exercise Price	Life	Outstanding	Exercisable	Outstanding	Exercisable

$ 8.00	3 Years	-	-	2,763,049	2,763,049
$ 2.60	2 Years	200,000	-	-	-

Total		200,000	-	2,763,049	2,763,049

NOTE 7. SUBSEQUENT EVENT

On October 8, 2008, Lucas closed a credit agreement with Amegy Bank.  Amegy Bank has agreed to provide Lucas up to a $100 million reserve-based revolving line of credit and letter of credit facility with a maturity of October 2011.  Repayments are subject to a borrowing base determination.  Lucas has immediate access to $3 million of the credit facility and can borrow additional amounts as proved developed producing reserves are added to its borrowing base.  Lucas has agreed to use the proceeds from the credit agreement (1) to finance trade payables, (2) to fund its continuing lateral drilling and revitalization programs on existing underperforming, overlooked and shut-in wells, (3) to finance leasehold acquisitions, (4) to conduct other activities on the Lucas properties, and (5) for working capital purposes.  The credit facility is secured by first liens on certain of Lucas proved developed producing properties.  Lucas has agreed to pay interest on amounts borrowed as set forth in the credit agreement, but not less than at a 5% annual rate; to pay a variable commitment fee not to exceed a 0.05% annual rate for the unused portion of the full line of credit; and to repay funds borrowed within 3 years of the closing date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this report. The terms “Lucas Energy,” “Lucas,” “we,” “us” and “our” refer to Lucas Energy, Inc.

OVERVIEW

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking  statements  may  relate  to such matters as  anticipated  financial  performance,  future  revenues or  earnings, business prospects,  projected ventures, new products and services,  anticipated market  performance  and similar  matters.  When used in this report,  the words "may,"  "will,"  "expect,"  "anticipate,"   "continue,"  "estimate,"  "project," "intend,"  and similar  expressions  are  intended  to identify  forward-looking statements  regarding events,  conditions,  and financial trends that may affect our future  plans of operations,  business  strategy,  operating  results,  and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements.  These risks and uncertainties, many of which are beyond our control, include:

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

NATURE OF OPERATIONS

Lucas Energy is an independent oil and gas company focused on building, revitalizing and developing a diversified portfolio of oil and gas properties located in onshore fields in Texas.  We seek to acquire underperforming oil and gas assets in which we believe we can increase production.  We currently control over 12,000 gross acres of leases.

Revitalization brings wells back into production, or enhances production through ordinary practices used in the oil and gas industry.  With respect to the wells we acquire, investigation includes installation of new or good used equipment on the well; cleaning out the well with opened tubing, tubing with a bit, or tubing with a mule shoe; treating the well with acid, soapy water, or other proprietary chemicals furnished by third parties; re-entry of a plugged and abandoned well; and drilling of a new lateral extension on an existing well.

Acquisitions are a core part of our growth strategy.  The majority of the acquisition prospects and proposals that we review are sourced directly by our senior management or specialized third-party consultants with local area knowledge.  We focus on well acquisitions in which we estimate (a) we have a good opportunity and the appropriate acreage to drill additional laterals; (b) our related payback periods will be less than 12 months; and (c) our projected internal rate of return on capital invested will be accretive to earnings.

We have conducted engineering on a program to drill new laterals on existing well-bores or offset locations that we have already leased.  The purpose of these laterals will be to provide more aerial access to the formation in order to increase the flow rate and to recover additional oil and gas reserves not recoverable from the existing vertical (straight) holes.  We are continuing the drilling program which we began in August 2007.

We focus on acquiring shut-in wells that we believe have been overlooked by larger companies and have a high probability of containing large reserves recoverable through the lateral drilling process or responding to our revitalization process.  We seek opportunities to acquire mature oil fields that are underdeveloped and have significant original oil reserves still in place.  These fields typically have lost some or all of the reservoir pressure required to drive the oil through the overlying rock and sand and into the well bores of the producing wells, or have experienced mechanical problems.  We believe we have standardized a process that enables us to quickly restore oil production as well as increase production yield.

Underdeveloped is an industry term meaning that the reservoirs of interest have either not been fully exploited through drilling, or the reserves in current well bores, whether active or plugged and abandoned, have not been fully recovered by primary recovery techniques.  We do not calculate remaining recoveries to determine our interest in a particular field, but  determine if we have an interest in a particular field by extensive research which includes reviewing the decline curves of wells acquired; reviewing location maps from public sources to determine potential development drilling locations; reviewing current horizontal wells to determine if there is the potential for  new laterals in a different direction; reviewing well bore casing conditions to determine the technical potential for drilling a new lateral from the old well bore; researching shut-in wells in the field of interest; and researching plugged and abandoned wells in the field of interest. We do not calculate reserves on a field wide basis, since most of our wells are in Austin Chalk formation, and volumetric calculations are not valid, the formations have little or no matrix porosity and production is primarily from natural fractures.

As of September 30, 2008 our proved undeveloped properties (PUDs) consisted of approximately 20 new laterals to drill from existing wellbores, shut-in well bores, and re-entries of plugged and abandoned wells.

We maintain a low overhead cost structure.  We remain focused on growing our portfolio of properties.  Since inception, we have achieved positive cash flow from operations.  We have retained our earnings in order to continue and to support our growth program.

We use diverse financing arrangements in making acquisitions. We intend to capitalize on the increasing availability of attractive acquisitions in the energy sector in which we operate.  We believe that the continuing divestiture of mature assets held by large companies and smaller operators has created an opportunity to acquire undervalued properties with significant upside potential

Our primary source of revenue currently comes from the sale of the oil we produce from our wells.  We also derive ancillary revenue from natural gas sales related to our existing producing oil wells.  The main costs associated with our business are related to property acquisitions, drilling costs, well revitalizations and ongoing lease operating expenses.  The revitalization of wells enables us to generate short-term cash and to hold the lease for additional future development.

We currently own and operate 28 producing oil and gas wells located in four counties in Texas; and own an interest in 3 non-operated wells.  Our net production of oil has increased to approximately 3,150 average barrels per month during the six months ended September 30, 2008 compared to approximately 2,200 average barrels per month for the six months ended September 30, 2007.

RECENT EVENTS

•

The recorded cost of oil and gas properties on our balance sheet using the full cost method of accounting increased from $18,883,000 as of June 30, 2008 to $19,621,000 as of September 30, 2008.  We control more than 12,000 gross acres of leases, and operate 38.85 net wells.

•

Oil production for the quarter ending September 30, 2008 was 8,231 barrels compared to 5,323 barrels for the quarter ending September 30, 2007, an increase of 54.6%.  Production in the current year quarter was impacted by several producing wells being temporarily shut down during the months of August and September for scheduled treatments and deferred maintenance work.

•

We announced that the lateral extension of the Hagen Ranch No.3 well which commenced mid-September 2008 and was completed in late October with an initial production rate of 175 BOPD and, after testing, was producing at a rate of 84 BOPD and 35 MCFPD with no water.  The initial well bore was drilled to a total depth of 9,570 feet and the lateral extended an additional 1,300 feet from the well bore.

•

We acquired approximately 800 gross acres of leases in Gonzales County, Texas during the quarter ended September 30, 2008 as part of our on-going leasing program.

•

We have entered into a contract with Houston Pipe Line, a division of ETC, a public energy company, to connect several of Lucas’s key gas producing wells into a central metering point in Gonzales County, Texas.

•

On October 8, 2008 we closed a senior secured revolving line of credit facility with Houston-based Amegy Bank providing an initial borrowing base of $3,000,000 which is collateralized by certain proven developed producing properties.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007

Oil and Gas Revenues

For the three months ended September 30, 2008, our oil and gas net sales were $998,018 compared to $433,174 for the three months ended September 30, 2007. Oil and gas revenues increased during the current period due to additional wells put on line through our ongoing acquisition and revitalization programs as well as the addition of new laterals drilled in the previous fiscal year.  The increase of $38.52 per barrel in the average price of oil for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 contributed $317,000 of the increase in revenues and the increase in production sold of 2,908 barrels contributed the balance of the increase.

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	Increase
Volumes:	(net)	(net)
Oil (bbls)	8,231	5,323	2,908
Gas (mcf)	2,431	778	1,653

Average price received:
Oil	$ 119.03	$ 80.51	$ 38.52
Gas	$7.50	$5.96	$1.54

Revenues:
Oil	$ 979,794	$ 428,540	$ 551,254
Gas	$ 18,224	$ 3,133	$ 15,091
Total	$ 998,018	$ 431,673	$ 566,345

The increase in our current quarter oil and gas net revenues of $566,345 was primarily attributable to the increase in production of oil from the additional wells brought into production through our ongoing acquisition and revitalization program and from the new laterals drilled or reentered on existing well sites. The per barrel increase in the average price we received for our oil production was due primarily to the unprecedented surge in the commodity price of crude oil which peaked in mid-July and then declined to $131per barrel at July 31, 2008, $113 per barrel at August 31, 2008 and $101 per barrel at September 30, 2008. We have a contractual pricing arrangement with our primary oil purchaser to receive a $2.10 premium over West Texas Intermediate posted prices until December 31, 2008.

Overall, our production increase over the prior year quarter also reflects the impact of the investment in capital expenditures we made on our acquisition and revitalization program and our development activities on existing well sites.

Lease Operating Expenses

Lease operating expenses during the current quarter increased $294,083 due to the increase in production resulting from our acquisition and development activities.  The increase in lease operating costs was primarily due to increased field costs directly related to our additional production volumes as well as from over $200,000 in increased workover costs, including contract labor and oil field supervision, related to scheduled treatments, repairing and cleaning of certain wells to restore and increase production.  This activity increased our operating expenses and also caused a temporary decrease in production while the wells were going through this process.   Normal workover costs for equipment repairs, maintenance of ongoing production facilities and unsuccessful workovers undertaken to increase production are expensed when incurred.  We achieve certain economies of scale since our operations are located in a limited geographical area which allows our fixed operating costs to be generally consistent and ratable over a greater production base although workover activity can significantly affect production volumes and impact the related operating cost per barrel during a quarter.

Depreciation, Depletion and Accretion

Depreciation, depletion and accretion expense increased $108,270 due to an increase in the depletion rate to $17.97 per barrels of oil equivalent from $8.75 per barrels of oil equivalent and the increased production volume of nearly 3,200 barrels of oil equivalent.  The increase in the depletion rate is primarily due to the estimated future development costs to recover our reserves.

General and Administrative Expenses

For the three months ended September 30, 2008, general and administrative expenses were $317,545 compared to $197,978 for the three months ended September 30, 2007.  The current quarter increase was primarily due to an increase in payroll costs and insurance expenses, as well as professional fees and investor relations fees related to being a public company.

Unrealized Gains (Losses) on Investments

Effective April 1, 2008, Lucas adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 . Statement No. 159 allows a company the option to value its financial assets and liabilities, on an instrument by instrument basis, at fair value, and include the change in fair value of such assets and liabilities in its results of operations. We chose to apply the provisions of Statement No. 159 to all existing investments. Beginning with the first quarter of fiscal year 2009, the change in fair value of our investments is included in the results of operations. As a result, we recognized an unrealized holding loss on investments of $879,858 during the current quarter.

Interest Expense

For the three months ended September 30, 2008, interest expense decreased to $102 from $18,730 in 2007 as a result of the repayment of the note payable in the prior year.

Income Tax Expense (Benefit)

For the three months ended September 30, 2008, an income tax benefit of $263,086 was recognized due primarily to the deferred taxes related to the unrealized holding loss on investments.

Income from Operations and Net Loss

For the three months ended September 30, 2008 net income from operations was $88,765 compared to $60,269 for the prior year quarter and resulted primarily from increased production volumes and the increase in the average price of production sold and decreased by the lease operating expenses which were incurred, including the scheduled acidizing, maintenance and repairs on certain wells to restore and increase production levels.

For the three months ended September 30, 2008 net loss was $523,765 and resulted primarily from recognizing the unrealized holding loss on investments resulting from the decrease in fair value of a financial asset and recognizing a deferred income tax benefit attributable to the decrease in investments.

RESULTS OF OPERATIONS

For the six months ended September 30, 2008 compared to the six months ended September 30, 2007.

The table below summarizes and compares our volumes, prices and revenues relating to the six month periods ending September 30, 2008 and can be reviewed in conjunction with the Results of Operations set forth in this quarterly report for the three month period ended September 30, 2008 and our Form 10-Q for the quarterly period ended June 30, 2008 which we filed with the SEC on August 13, 2008.

	For the six months ended September 30, 2008	For the six months ended September 30, 2007	Increase
Volumes:	(net)	(net)
Oil (bbls)	18,897	13,257	5,640
Gas (mcf)	3,354	1,245	2,109

Average price received:
Oil	$ 121.34	$ 69.36	$ 51.98
Gas	$ 8.60	$ 5.62	$ 2.98

Revenues:
Oil	$ 2,292,967	$ 919,492	$ 1,373,475
Gas	$ 28,855	$ 6,995	$ 21,860
Total	$ 2,321,822	$ 926,487	$ 1,395,335

Oil and Gas Revenues

               Volumes of production increased during the current six month period as indicated above, as we continued our revitalization, rework and lateral drilling programs which we commenced in our prior fiscal year.

Revenues and the average price received for products sold increased during the current six month period as indicated above, primarily due to increased production and the unprecedented oil price increase during the spring and early summer months of 2008 and partially offset by reduced revenue from certain wells temporarily shut-in for scheduled maintenance.

Lease Operating Expenses

Lease operating expenses increased during the current six month period to $624,000 compared to $264,000 in the prior year six-month period due to the increase in our production volumes and reflect both the economies of scale related to the concentration of our operations in a limited geographical area and related operating cost per barrel produced, as well as the costs associated with our scheduled treatments and deferred maintenance and repair work on certain wells during the second quarter to restore and increase production.

Depreciation, Depletion and Accretion

Depreciation, depletion and accretion expense increased $257,568 due to an increase in the depletion rate to $18.23 per barrels of oil equivalent from $7.20 per barrels of oil equivalent and the increased production volume of over 5,900 barrels of oil equivalent.

General and Administrative Expenses

General and administration expenses increased during the current six month period to $580,000 compared to $353,000 in the prior year six-month period primarily due to additional personnel costs and professional fees related to being a public company.

Unrealized Gains (Losses) on Investments

The unrealized holding gain on an investment recognized in the current year first quarter of $1,645,000 was partially reduced by an unrealized loss of $880,000 recorded in the second quarter as the fair market value of the investment decreased.

Interest Expense

Interest expense during the current year six month period was nil since an outstanding note was repaid in the prior year.

Income Tax Expense (Benefit)

Income tax expense recognized in the current year first quarter of $718,000 was partially reversed in the second quarter by an income tax benefit of $263,000 resulting from the unrealized holding loss on an investment.

Income from Operations and Net Loss

Income from operations of $675,000 during the current year six month period reflected revenue increases in both quarters partially offset by the second quarter impact of the increased  lease operating expenses incurred on certain wells and related reduction of production from those wells.

Net income of $866,000 for the current year six month period was impacted by the increased income from operations of $506,000 and the net unrealized holding gain in the first quarter and the unrealized holding loss  of $644,000 during the six months ended September 30, 2008 offset by the related income tax effects.

EBITDA

In evaluating our business, we consider earnings before interest, taxes, depreciation, depletion, amortization, unrealized gains and loss on investments, stock-based compensation expense and accretion of abandonment liability (“Adjusted EBITDA”) as a key indicator of financial operating performance and as measure of the ability to generate cash for operational activities and future capital expenditures.  Adjusted EBITDA is not a Generally Accepted Accounting Principle (“GAAP”) measure of performance.  We use this non-GAAP measure primarily to compare our performance with other companies in the industry that make a similar disclosure and as a measure of our current liquidity.  We believe that this measure may also be useful to investors for the same purpose and as an indication of our ability to generate cash flow at a level that can sustain or support our operations and capital investment program.  Investors should not consider this measure in isolation or as a substitute for income from operations, or cash flow from operations determined under GAAP, or any other measure for determining operating performance that is calculated in accordance with GAAP.  In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.

Reconciliation between EBITDA and net income (loss) for the three months and six months ended September 30, 2008 and 2007 is provided below:

Reconciliation of Adjusted EBITDA

	Three Months Ended Sept. 30, 2008 ______________	Three Months Ended Sept. 30, 2007 ______________	Six Months Ended Sept. 30, 2008 _____________	Six Months Ended Sept. 30, 2007 ______________
Net Income (Loss)	$ (523,765)	$ 104,596	$ 866,365	$ 160,262
Add Back:
Interest	102	18,730	102	101,877
Income Tax Expense (Benefit)	(263,086)	42,326	454,554	46,249
Depreciation, Depletion and Accretion	160,659	51,889	364,642	107,074
Unrealized (Gain) Loss on Investments	879,858	(43,000)	(765,457)	(73,000)
Stock Based Compensation	11,128	-	11,128	-
	_________	____________	____________	__________
Adjusted EBITDA	$ 264,896	$ 174,541	$ 931,334	$ 342,462

Liquidity and Capital Resources

As of September 30, 2008, we had cash of $531,791 and working capital of $2,709,857.  This compares to cash of $1,142,386 and working capital of $2,954,739 at March 31, 2008.  We anticipate that cash on hand, cash provided by operating activities and the availability of funds from the senior secured revolving line of credit facility which we closed with a Houston-based bank on October 8, 2008 will be sufficient to cover our planned capital and operating expense budget for the remainder of our fiscal year.

We believe that we have adequate capital to fund our ongoing operations.  An acceleration of acquisitions or our planned drilling operations over the next twelve months may require additional capital expenditures.  Additional financing through partnering, equity issuance, lease transactions or other financing sources may not be available on acceptable terms, or at all.  Additional equity financing could result in significant dilution to our stockholders.

Our results of operations and financial condition are significantly affected by the success of our revitalization and acquisition programs, the related increase in production and reserves, oil and natural gas prices and the lease operating expenses we incur.  In the six-month period ended September 30, 2008, our oil and gas revenues increased $566,000 to $998,000 compared to $432,000 in the first six months of the prior year.  This increase was largely the result of the increased prices received for our oil production partially offset by the decrease in production resulting from wells that were temporarily shut-in for scheduled treatments and deferred maintenance work.

Cash Flow from Operating Activities

For the six-month period ended September 30, 2008, net cash provided from operating activities was $1,604,535 compared to net cash provided from the operating activities of $436,616 for the six-month period ended September 30, 2007.  This increase in net cash provided from operating activities was primarily due to cash flow generated from field operations due to increased volumes and prices from our production.

Cash Flow from Investing Activities

For the six-month period ended September 30, 2008, net cash used in investing activities was $2,194,043,  primarily due to our on-going lease acquisition and continuing rework program, compared to net cash used in investing activities of $5,228,247 for the six-month period ended September 30, 2007 which was used for the same purposes.  Our investing activities were funded from cash generated by our operations and the cash we received from the sale of our common stock in the prior year.

Cash Flow from Financing Activities

During the six-month period ended September 30, 2008, we used $21,087 to retire 10,000 shares of stock purchased in the open market while in the prior year six-month period we raised net proceeds of $11,368,983 from the sale of common stock and repaid a $ 2,300,000 note payable.

Hedging

We did not hedge any of our oil or natural gas production during 2008 and have not entered into any such hedges from September 30, 2008 through the date of this filing.

Contractual Commitments

None

Off-Balance Sheet Arrangements

None

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

Fair Value Measurement

We determined the fair value of its short term investments using quoted market prices. In accordance with Statement of Financial Accounting Standards (“SFAS”), No. 157. See note 4, “Fair Value Measurements” we have determined that the fair value methodology described above for our investments  is consistent with observable market inputs and have categorized our investments as level 1 in accordance with SFAS No. 157.

During the three-month period ended September 30, 2008, we recorded a decrease in the fair value of its investment in trading securities, principally due to the decrease in trading price of a publicly traded stock held as an investment. Approximately $880,000 of the decrease was recorded as an unrealized loss in the income statement due to the change in trading price.

 During the three-month period ended September 30, 2008, a realized settlement gain of $4,147 was recorded in the income statement for the remaining value of a commodity futures contract entered into during the prior quarter and closed in the current quarter.

Unrealized Gains on Investments

Effective April 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 . Statement No. 159 allows a company the option to value its financial assets and liabilities, on an instrument by instrument basis, at fair value, and include the change in fair value of such assets and liabilities in its results of operations. We chose to apply the provisions of Statement No. 159 to all its existing investments. Accordingly, beginning with the first quarter of fiscal year 2009, the change in fair value of the investments we own, are included in our results of operations.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008, the design and operation of such disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Our management is not aware of any significant litigation, pending or threatened, that would have a significant adverse effect on our financial position or results of operations.

 Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended March 31, 2008, as filed with the SEC on August 13, 2008.  The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations.  Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

*Filed herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCAS ENERGY, INC.

Registrant

Signature	Title	Date

/s/ W.A. SIKORA W.A. Sikora	President and C.E.O. (Principal Executive Officer)	November 10, 2008

/s/ MALEK BOHSALI Malek Bohsali	Principal Financial Officer and Accounting Officer	November 10, 2008

INDEX TO EXHIBITS

OF

LUCAS ENERGY, INC.

Exhibit 31.1 *	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act
Exhibit 31.2 *	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act
Exhibit 32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith