Form 10-Q
period 2008-12-31
LUCAS ENERGY, INC.
filed 2009-02-17
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from
___________
to
___________

Commission File Number: 0-51414

LUCAS ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0417780
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6800 West Loop South, #415
Houston, TX 77401
(Address of principal executive offices) (Zip Code)

(713) 528-1881
(Registrant's telephone number, including area code)

3000 Richmond Ave #400
Houston, TX 77098
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

Class	Outstanding as of February 12, 2009
Common Stock, par value $.001 per share	10,214,539

		LUCAS ENERGY, INC. QUARTERLY REPORT ON FORM 10-Q
		FOR THE QUARTERLY PERIOD ENDED
		December 31, 2008
		TABLE OF CONTENTS

			Page
PART I – FINANCIAL INFORMATION
Item 1.		Financial Statements
	o	Consolidated Balance Sheets as of December 31, 2008 and March 31, 2008 (unaudited)	3
	o	Consolidated Statements of Operations for the three and nine months ended December 31,
		2008 and 2007 (unaudited)	4
	o	Consolidated Statement of Stockholders’ Equity for the three and nine months ended
		December 31, 2008 and 2007 (unaudited)	5
	o	Consolidated Statements of Cash Flows for the nine months ended December 31, 2008 and
		2007 (unaudited)	6
	o	Notes to the Consolidated Financial Statements (unaudited)	7
Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.		Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.		Controls and Procedures	20
PART II – OTHER INFORMATION
Item 1.		Legal Proceedings	22
Item 1A. Risk Factors			22
Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.		Defaults Upon Senior Securities	22
Item 4.		Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information		22
Item 6.	Exhibits		22
EXHIBITS			24

Part I - Financial Information

Item 1. Financial Statements

LUCAS ENERGY, INC.
Consolidated Balance Sheets
(Unaudited)

December 31, 2008		March 31, 2008
CURRENT ASSETS
Cash	$570,228	$1,142,386
Investments in marketable securities	586,672	2,388,355
Oil and gas receivables	159,242	559,886
Other current assets	208,921	38,849

TOTAL CURRENT ASSETS	1,525,063	4,129,476

OIL AND GAS PROPERTIES, FULL COST METHOD
Properties subject to amortization	22,023,490	18,978,699
Accumulated depletion	(1,432,747)	(846,470)

OIL AND GAS PROPERTIES, NET	20,590,743	18,132,229

PROPERTY PLANT AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF $1,973 AND $-0-	27,798	2,255

DEFERRED FINANCING COSTS, net of amortization of $31,110 and $ -0-	246,786	-
OTHER ASSESTS	56,828	51,766

TOTAL ASSETS	$22,447,218	$22,315,726

CURRENT LIABILITIES
Accounts payable - trade	$862,263	$1,174,737
Accrued expenses	214,917	-

TOTAL CURRENT LIABILITIES	1,077,180	1,174,737

NON-CURRENT LIABILITIES
Borrowings on Credit Facility	1,950,000	-
Asset retirement obligation	175,825	141,512
Deferred tax liabilities	239,009	834,126

TOTAL LIABILITIES	$3,442,014	$2,150,375

STOCKHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized of $0.001 par value,
no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized of $0.001 par value, 10,251,439 and
10,214,539 shares issued and outstanding, respectively, at December 31, 2008, and
10,246,189 shares issued and outstanding at March 31, 2008	10,251	10,246
Additional paid-in capital	18,580,692	18,518,806
Treasury stock, at cost	(49,159)	-
Retained earnings	463,420	407,046
Accumulated other comprehensive income	-	1,229,253

TOTAL STOCKHOLDERS' EQUITY	19,005,204	20,165,351

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,447,218	$22,315,726

See notes to consolidated financial statements.

LUCAS ENERGY, INC.
Consolidated Statements of Operations
For the Three and Nine Months December 31, 2008 and 2007
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007

REVENUES

Oil and gas revenues	$663,078	$811,023	$2,984,900	$1,737,510
Consulting income	-	-	-	10,000
Total Revenues	663,078	811,023	2,984,900	1,747,510

EXPENSES

Lease operating expenses	413,924	161,162	1,038,168	425,114
Severance and property taxes	78,995	84,017	156,709	127,206
Depreciation, depletion and accretion	238,935	90,960	603,577	198,034
General and administrative	412,045	253,740	992,400	606,750

Total Expenses	1,143,899	589,879	2,790,854	1,357,104

INCOME (LOSS) FROM OPERATIONS	(480,821)	221,144	194,046	390,406

OTHER INCOME (EXPENSES)
Unrealized loss on investments	(2,567,140)	-	(1,801,683)	-
Realized loss on investments, net	-	-	(121,273)	-
Interest income	-	51,919	1,970	118,045
Interest expense	(40,954)	-	(41,056)	(101,877)
Total Other Income (Expenses)	(2,608,094)	51,919	(1,962,042)	16,168

NET INCOME (LOSS) BEFORE INCOME TAXES	(3,088,915)	273,063	(1,767,996)	406,574

INCOME TAX EXPENSE (BENEFIT)	(1,049,671)	93,157	(595,117)	139,406

NET INCOME (LOSS)	$(2,039,244)	$179,906	$(1,172,879)	$267,168

UNREALIZED HOLDING GAIN (LOSS) ON
MARKETABLE EQUITY SECURITIES	-	(49,000)	-	24,000

COMPREHENSIVE INCOME (LOSS)	$(2,039,244)	$130,906	$(1,172,879)	$291,168

INCOME (LOSS) PER SHARE – BASIC AND DILUTED	$(0.20)	$0.01	$(0.11)	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING – BASIC AND DILUTED	10,222,352	10,211,156	10,238,890	9,007,615

See notes to consolidated financial statements.

LUCAS ENERGY, INC
Consolidated Statement of Stockholders' Equity
For the Nine Months Ending December 31, 2008
(Unaudited)

	Common Stock		Additional			Other
	Shares		Paid-In	Treasury	Retained	Comprehensive
	Outstanding	Amount	Capital	Stock	Earnings	Income	Total

Balance,
March 31, 2008	10,246,189	$10,246	$18,518,806	$-	$407,046	$1,229,253	$20,165,351

Adoption of FASB
Statement No. 159	-	-	-	-	1,229,253	(1,229,253)	-
Net income for the
three months ended
June 30, 2008	-	-	-	-	1,390,130	-	1,390,130

Balance,
June 30, 2008	10,246,189	$10,246	$18,518,806	$-	$3,026,429	$-	$21,555,480

Common stock
repurchased for
treasury	(10,000)	-	-	(21,087)	-	-	(21,087)
Stock-based
compensation	-	-	11,128	-	-	-	11,128
Stock issued for oil
and gas properties	5,250	5	17,373	-	-	-	17,378
Net loss for the three
months ended
September 30, 2008	-	-	-	-	(523,765)	-	(523,765)

Balance,
September 30, 2008	10,241,439	$10,251	$18,547,307	$(21,087)	$2,502,664	$-	$21,039,134

Common stock
repurchased for
treasury	(26,900)	-	-	(28,072)	-	-	(28,072)
Stock-based
compensation	-	-	33,385	-	-	-	33,385
Net loss for the three
months ended
December 31, 2008	-	-	-	-	(2,039,244)	-	(2,039,243)

Balance,
December 31, 2008	10,214,539	$10,251	$18,580,692	$(49,159)	$463,420	$-	$19,005,204

See notes to consolidated financial statements.

LUCAS ENERGY, INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended December 31, 2008 and 2007
(Unaudited)
	For the Nine Months Ended December 31, 2008	For the Nine Months Ended December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,172,879)	$267,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	603,577	198,034
Amortization of deferred financing costs	31,110	-
Deferred taxes	(595,117)	139,406
Unrealized loss on investments	1,801,683	-
Realized loss on investments	121,273	-
Stock-based compensation	44,513	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	400,644	(165,350)
(Increase) in other current assets	(31,124)	(247,936)
(Increase) in other assets	(5,061)	(260,902)
Increase (decrease) in accounts payable and accrued expenses	(298,805)	1,175,332

Net Cash Provided by Operating Activities	899,814	1,105,752

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for investments	(121,273)	-
Cash received for sale of oil and gas properties, net	188,500	-
Investments in marketable securities	-	(10,000)
Issuance of note receivable	-	(400,000)
Cash received from sale of marketable securities	-	365,000
Purchase of oil and gas properties and equipment	(3,224,443)	(8,063,263)

Net Cash Used in Investing Activities	(3,157,216)	(8,108,263)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from the sale of common stock	-	11,364,483
Advances from credit facility, net	1,734,403	-
Cash paid for treasury stock	(49,159)	-
Repayment of note payable	-	(2,300,000)
Net Cash Provided by Financing Activities	1,685,244	9,064,483

NET INCREASE (DECREASE) IN CASH	(572,158)	2,061,972

CASH AT BEGINNING OF PERIOD	1,142,386	710,018

CASH AT END OF PERIOD	$570,228	$2,771,990

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$4,337	$154,643
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Adoption of SFAS 159	$1,229,253	$-
Increase in asset retirement obligations, net	$18,623	$10,363
Unrealized holding gain on available for sale securities	$-	$24,000
Marketable securities received in sale of oil and gas property	$-	$848,850
Payable for deferred financing costs	$201,247	$-
Stock issued for oil and gas properties	$17,378	$-

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

NOTE 2. ORGANIZATION AND BUSINESS OPERATIONS

Lucas was originally incorporated in the State of Nevada on April 6, 2005 for the purpose of acquiring and operating oil and gas leases in the state of Texas.

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

MARKETABLE SECURITIES

Lucas reports its short-term investments and other marketable securities at fair value. At December 31, 2008, Lucas' short-term investments consisted of shares of common stock held in Bonanza Oil & Gas, Inc. (“Bonanza”). The shares of common stock held in Bonanza have always been recorded on Lucas' balance sheet at fair value. Prior to March 31, 2008, the changes in the fair value of investments held by Lucas were recorded directly to stockholders’ equity as part of “accumulated other comprehensive income”.

Effective April 1, 2008 Lucas adopted Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“Statement No. 159”) and changes in the fair value of investments held by Lucas are reported in Lucas’ results of operations. Statement No. 159 provides the option to value its financial assets and liabilities, on an instrument by instrument basis, at fair value, and include the change in fair value of such assets and liabilities in its results of operations. Lucas chose to apply the provisions of Statement No. 159 to all its existing investments. Commencing April 1, 2008, changes in the fair value of investments owned by Lucas are reported in Lucas' results of operations.

For the nine months ended December 31, 2008, the change in fair value of financial instruments caption on Lucas' statement of operations includes an unrealized loss of $1,801,683 related to its Bonanza common stock investments, and a $121,273 realized loss related to other marketable securities. Prior to adopting Statement No. 159, unrealized gains (net of tax) of $1,229,253 were included in other comprehensive income. This is the amount of unrealized gains that, prior to Lucas' adoption of Statement No. 159, had not been recorded in Lucas' historical results of operations.

Upon the adoption of Statement No. 159, as of April 1, 2008, the cumulative unrealized gain of $1,229,253 (net of deferred taxes of $633,252) was reclassified on Lucas' balance sheet from “accumulated other comprehensive income” to retained earnings. The deferred tax portion of the unrealized gain totaling $633,252 was reflected in deferred tax liabilities. Lucas also adopted as of April 1, 2008, the SFAS No. 157, Fair Value Measurements (“Statement No. 157”). Statement No. 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but it does not require any new fair value measurements. The adoption of Statement No. 157 had no impact on Lucas' financial statements, but the adoption did result in additional required disclosures as set forth in Note 4.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject Lucas to concentration of credit risk consist of cash and accounts receivable. At December 31, 2008, Lucas had $296,743 in cash in excess of federally insured limits. As of October 3, 2008, the FDIC temporarily increased the insurance limits from $100,000 to $250,000 per depositor through December 31, 2009. Lucas maintains cash accounts only at large high quality financial institutions and Lucas believes the credit risk associated with cash held in banks is remote.

Lucas' receivables primarily consist of accounts receivable from oil and gas sales. Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of December 31, 2008, no allowance for doubtful accounts has been recorded. Lucas’ oil and gas accounts receivable are collateral to the Revolving Line of Credit with Amegy Bank that was closed on October 8, 2008 (See Note 5).

FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2008, the fair value of cash, accounts receivable, and accounts payable, approximate carrying values because of the short-term maturity of these instruments.

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

Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, cannot exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed the cost ceiling, the excess is charged as an impairment expense. Lucas evaluated the capitalized costs associated with its proved oil and gas properties in relationship to the full cost accounting cost ceiling at December 31, 2008, and no impairment expenses for the three or nine-months ended December 31, 2008 was required

ASSET RETIREMENT OBLIGATIONS

Lucas follows the provisions of Financial Accounting Standards Board Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For Lucas, asset retirement obligations relate to the abandonment of oil and gas wells and associated producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

REVENUE RECOGNITION

Lucas recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as the oil and natural gas is produced and sold from those wells. Oil and natural gas sold by Lucas is not significantly different from Lucas' share of production.

DEFERRED TAXES

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

INCOME PER SHARE OF COMMON STOCK

Basic and diluted net income per share calculations are presented in accordance with Financial Accounting Standards Statement 128 and are calculated on the basis of the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. The basic income per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. As of December 31, 2008 Lucas had 200,000 non-qualified stock options outstanding to an officer of the company and 3,010,549 warrants outstanding. All options and warrants as of the quarter end were “out of the money”; and are therefore, anti-dilutive and excluded from the calculation of basic and diluted net income (loss) earnings per share.

RECLASSIFICATIONS

Certain amounts in prior periods have been reclassified to conform to current period presentation.

NOTE 4. FAIR VALUE MEASUREMENTS

The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including income taxes payable and accrued expenses) included in the accompanying consolidated balance sheets approximated fair value at

December 31, 2008, and they are not presented in the following table associated with the fair value measurement of Lucas’ investments.

			Quoted	Significant
			Prices In	Other	Significant
		Total	Active	Observable	Unobservable
	Carrying	Fair	Markets	Inputs	Inputs
Financial Assets (Liabilities):	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Trading Securities	$586,672	$586,672	$586,672	$-	$ -

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

LEVEL 1 FAIR VALUE MEASUREMENTS

Short-term Investments in Marketable Securities -- The fair values of these investments are based on quoted market prices. Lucas' short-term investments as of December 31, 2008 consisted entirely of trading securities which are subject to market fluctuations.

NOTE 5. REVOLVING LINE OF CREDIT AND LETTER OF CREDIT FACILITY

On October 8, 2008, Lucas entered into a Revolving Line of Credit and Letter of Credit Facility with Amegy Bank (“Credit Facility”). The Credit Facility provides Lucas with up to a $100 million oil and gas reserve-based revolving line of credit that matures in October 2011 (the “Revolving Line of Credit”). The availability of credit and repayments under the Credit Facility are subject to periodic borrowing base determinations. At closing, Lucas had immediate access to a $3.0 million line of credit with Amegy Bank. The Credit Facility provides for Lucas’ borrowing capacity to increase or decrease as proved developed producing reserves are added or reduced to Lucas’ oil and gas reserve base and the associated value of the reserves securing borrowings under the Credit Facility increase.

Proceeds from borrowings under the Credit Facility are to be used to: (1) finance trade payables; (2) fund Lucas’ continuing lateral drilling and revitalization programs on existing wells; (3) finance leasehold acquisitions; (4) conduct other activities on the Lucas properties; and (5) fund general working capital requirements. The Credit Facility is secured by first liens on Lucas’ existing proved developed producing properties. The Credit Facility provides for interest on borrowed funds at rates set forth in the Credit Facility, but not less than a 5.0% annual rate. Additionally, the Credit Facility provides for a variable commitment fee not to exceed a 0.05% annual rate for the unused portion of the full line of credit; and for Lucas’ repayment of funds borrowed within three (3) years of closing the Credit Facility.

The Credit Facility contains covenants that Lucas is required to meet including: a) maintain a current ratio not less than 1.00 to 1.00 at any time; b) prohibit the ratio of Indebtedness to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) from being more than 3.75 to 1.00 (as defined in the credit agreement) for the preceding four quarterly periods; and c) limit general and administrative expenses (determined in accordance with generally accepted accounting principles) during a fiscal quarter to no more than twenty-five percent (25.0%) of revenue less recurring lease operating expenses and taxes for a quarter.

At December 31, 2008 the principal balance outstanding on the Credit Facility totaled $1,950,000 and has $1,050,000 remaining available under the Credit Facility. Lucas has incurred interest totaling $9,844 since closing the Credit Facility through the period ending December 31, 2008. Lucas is subject to certain financial covenants under the Credit Facility. At December 31, 2008, Lucas did not meet the aforementioned general and administrative expense covenant. Lucas has received a waiver from Amegy Bank for the covenant as of December 31, 2008.

In connection with the Revolving Line of Credit Facility, Lucas capitalized transaction costs totaling $416,844. These deferred financing costs are being amortized over the three year term of the Credit Facility using an effective interest rate methodology and are recorded to interest expense. For the three and nine-month periods ending December 31, 2008, Lucas recorded amortization totaling $31,110, and the unamortized balance of the transaction costs total $385,734 at December 31, 2008. The current portion of the deferred financing costs totaling $138,948 is reported in other current assets in Lucas’s consolidated balance sheet.

NOTE 6. COMMON STOCK

During the nine months ended December 31, 2008:

- Lucas issued 5,250 shares of common stock to a geologist for their services on various oil and gas properties. These shares were valued and recorded at $17,378 as an addition to the oil and gas full cost pool.

- Lucas repurchased 36,900 shares of its common stock in the open market trading at a cost of $49,159. The shares are held by Lucas’ transfer agent as Treasury stock, and the shares are treated as issued but not outstanding at December 31, 2008.

During the nine months ended December 31, 2007:

- Lucas issued 2,763,049 Units ina private placement for $4.60 per Unit. Lucas received gross proceeds of $12,710,002 (net proceeds of $11,364,483 after placement costs). Each Unit was comprised of one share of restricted common stock and one common stock purchase warrant. Each warrant is exercisable at $8.00 per share of common stock for a period of 3 years. The holders of the warrants, at their option, can exercise the warrants on a cashless basis. Lucas issued 247,500 warrants to purchase common stock to the placement agents with an exercise price of $8.00 per share for a period of 3 years with a value of $1,230,426. The relative fair value of the Common Stock and the Common Stock Purchase Warrants comprising the Units are as follows:

		Relative Fair
Description	Shares	Value Amount

Common Stock	2,763,049	$5,398,367
Common Stock Purchase Warrants	2,763,049	7,311,635

Total Proceeds		$12,710,002
Placement Fees		(1,345,519)

Net Proceeds		$11,364,483

NOTE 7. OPTIONS AND WARRANTS

On September 2, 2008, Lucas granted 200,000 non-qualified options to purchase Lucas’ common stock to an officer of Lucas. These options vest as follows: 50,000 on March 1, 2009; 50,000 on September 1, 2009; 50,000 on March 1, 2010; and 50,000 on September 1, 2010 at an exercise price of $2.60 per share. The options expire in September 2010. The stock options were valued at $267,083 using the Black-Scholes Options Pricing Model with the following assumptions: i) expected share price volatility of 95.93%; ii) risk free interest rate of 2.26%; iii) contractual term weighted of two years; and iv) no dividend yield.

In September 2007, Lucas completed a private placement in which it sold 2,763,049 Units. Each Unit was comprised of one share of restricted common stock and a warrant to purchase one share of common stock at $8.00 per share for a period of three years. Also in connection with the private placement, Lucas issued 247,500 warrants to the placement agents, and each warrant entitles the placement agents the right to purchase one share of common stock at $8.00 per share for a period of three years. All warrants issued were outstanding at December 31, 2008 and had $-0- intrinsic value.

Summary information regarding options and warrants are as follows:

			Weighted		Weighted
			Average		Average
			Exercise		Exercise
		Options	Price	Warrants	Price
Outstanding at March 31, 2008:		-	$-	3,010,549	$8.00
Options granted Sept. 2, 2008 pursuant
to employment agreement		200,000	$2.60	-	$-
Outstanding at December 31, 2008		200,000	$2.60	3,010,549	$8.00

Options and warrants outstanding and exercisable as of December 31, 2008:

	Remaining	Options	Options	Warrants	Warrants
Exercise Price	Life	Outstanding	Exercisable	Outstanding	Exercisable

$8.00	1.75 Years	-	-	3,010,549	3,010,549
$2.60	1.67 Years	200,000	-	-	-

Total		200,000	-	3,010,549	3,010,549

During the three and nine-month periods ending December 31, 2008 Lucas recorded amortization for the fair value of the stock options granted totaling $33,385 and $44,513, respectively as a non-cash charge for stock-based compensation expense.

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

NATURE OF OPERATIONS

Lucas Energy is an independent oil and gas company focused on building, revitalizing and developing a diversified portfolio of oil and gas properties located in onshore fields in Texas. We seek to acquire underperforming oil and gas assets in which we believe we can increase production. We currently control over 12,000 gross acres of oil and gas leases.

Acquisitions of oil and gas properties are a core part of our growth strategy. We focus on acquiring shut-in wells that we believe have been overlooked by other companies and have, in our assessment, a high probability of additional recovery of reserves through our revitalization process or through the drilling of new laterals. Specifically, we seek out opportunities to acquire wells located in mature oil fields that we believe are underdeveloped and have the potential to recover significant oil reserves that are still in place. The term underdeveloped is an industry term meaning that the reservoirs of interest have either not been fully exploited through drilling, or the reserves in current well bores, whether active or plugged and abandoned, have not been fully recovered by primary recovery techniques. In many instances the fields that we target have lost some or all of the reservoir pressure required to drive the oil through the overlying rock and sand and into the well bores of the producing wells, or they have experienced mechanical problems.

Most of the acquisition prospects that we conduct initial screening on are sourced directly by our senior management or specialized third-party consultants with local area knowledge. Prospects that are of further interest to us after we complete of our initial review, are evaluated for technical and economic viability. We target well acquisitions that we estimate: (a) have a good opportunity and the appropriate acreage to drill additional laterals; (b) payback period will be less than 12 months; and (c) projected internal rate of return on capital invested will be accretive to earnings.

Our revitalization process is directed toward bringing wells back into production, or enhance production through ordinary practices used in the oil and gas industry. Our revitalization procedures used on acquired wells include the installation of new or good used equipment on the well; cleaning out the well with open ended tubing, tubing with a bit, or tubing with a mule shoe; treating the well with acid, soapy water, or other proprietary chemicals sourced from third parties; re-entry of a plugged and abandoned well; and drilling of a new lateral extension on an existing well. Our revitalization of wells program enables us to generate short-term cash and to hold the lease for additional future development.

Additionally, we have conducted engineering on a program to drill new laterals from existing well-bores or offset locations that we have already leased. The purpose of these laterals are to provide more aerial access to the formation in order to increase the flow rate and to recover additional oil and gas reserves not recoverable from the existing vertical (straight) holes. We initiated our lateral drilling program in August 2007.

As of December 31, 2008, our proved undeveloped properties (PUDs) consisted of approximately 20 new laterals to drill from existing wellbores, shut-in well bores, and re-entries of plugged and abandoned wells.

Our primary focus is to grow our portfolio of oil and gas properties and our inventory of oil and gas opportunities. Our revenues are derived from the sale of the oil that we produce from our wells. We derive ancillary revenue from associated natural gas produced in connection with production from our oil wells. Oil and natural gas commodity prices are highly volatile and prices can abruptly rise and fall as has occurred during the year 2008. Our assets deplete as our oil and gas reserves are produced, and our business is capital intensive requiring substantial funding to make property acquisitions, to drill and complete wells and to conduct well revitalizations in order for us to maintain and increase our oil and gas reserve base. Our primary recurring costs are expenses associated with lease operations and with operating the company.

Until the recent sharp decline in oil and natural gas commodity prices experienced during this fiscal quarter, we have achieved positive cash flow from operations. Historically, we have retained substantially all our earnings to fund our capital program and to grow our oil and gas reserve base.

We currently own and operate 28 producing oil and gas wells located in four counties in Texas; and own an interest in 3 non-operated wells. Our net production of oil has increased to approximately 3,500 average barrels equivalent per month during the nine-months ended December 31, 2008 compared to approximately 2,500 average barrels equivalent per month for the nine-months ended December 31, 2007.

RECENT EVENTS

  The recorded cost of oil and gas properties on our balance sheet using the full cost method of accounting increased from $18.1 million at our prior fiscal year end March 31, 2008 to approximately $20.6 million as of December 31, 2008. We control more than 12,000 gross acres of leases, and operate 38.85 net wells.
  Our production for the quarter ending December 31, 2008 totaled 12,080 barrels of oil equivalent compared to 9,190 barrels of oil equivalent for the quarter ending December 31, 2007, an increase of 31.4%.
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
  On October 8, 2008 we closed a senior secured revolving line of credit facility with Houston-based Amegy Bank providing an initial borrowing base of $3.0 million, which is collateralized by certain proven developed producing properties.

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

Oil and Gas Revenues

Our sales of oil and gas production and average prices realized during the three-months ended December 31, 2008 and 2007 are set forth below:

	For the Three	For the Three
	Months Ended	Months Ended	Increase /
	Dec. 31, 2008	Dec. 31, 2007	(Decrease)
Volumes, net:
Oil (bbls)	11,773	9,093	2,680
Gas (mcf)	1,845	584	1,261
Total (boe)	12,080	9,190	2,890

Average price received:
Oil	$55.67	$88.89	$(33.22)
Gas	$4.16	$4.77	$(0.61)

Revenues:
Oil	$655,403	$808,238	$(152,835)
Gas	$7,675	$2,785	4,890
Total	$663,078	$811,023	$(147,945)

For the three-months ended December 31, 2008, our oil and gas sales were $663,078 compared to $811,023 for the three-months ended December 31, 2007. During the current three-month period our sales of production volumes increased by 2,890 barrels oil equivalent, or 31.4% (percent), over the same three-month period for the prior year. While our sales volumes increased, our oil and gas revenues for the three-month period declined by $147,945 over the comparable period in 2007 due primarily to the sharp decline in oil and gas prices that occurred during the last three calendar months of the year 2008. Our average price per barrel realized during the quarter fell by $33.22 per barrel, which had a negative effect on our oil revenues of approximately $390,000 compared to the price realized per barrel on sales of oil production during the prior year three-month period ending December 31, 2007. Revenues realized from increased production sales during the current period partially offset the negative impact that lower oil and gas commodity prices had on our revenues.

Increased production volume was due to additional wells put on line through our acquisition and revitalization programs as well as from new laterals drilled or the reentry of wells on existing well sites. Over 97% of our revenues are derived from the sale of crude oil and the volatility in crude oil commodity prices creates wide swings in the revenues that we realize from sales of our production, and the amount of internally generated operating cash flows available to us to fund our capital expenditure programs. We had a contractual pricing arrangement with our primary oil purchaser to receive a $2.10 premium over West Texas Intermediate posted prices until December 31, 2008.

Lease Operating Expenses

Lease operating expenses during the current quarter increased $252,762 due to the increase in production resulting from our acquisition and development activities. Lease operating expenses per barrel of oil equivalent totaled $34.27 per barrel for the current quarter compared to $17.54 per barrel oil equivalent for the same three-month period in the prior year. The increase in lease operating costs was primarily due to increased field costs directly related to our additional production volumes as well as $158,400 in workover costs, including contract labor and oil field supervision, related to scheduled treatments, repairing and cleaning of certain wells to restore and increase production. This activity increased our operating expenses and also caused a temporary decrease in production while the wells were going through this process. Normal workover costs for equipment repairs, maintenance of ongoing production facilities and unsuccessful workovers undertaken to increase production are expensed when incurred. We achieve certain economies of scale since our operations are located in a limited geographical area which allows our fixed operating costs to be generally consistent and ratable over a greater production base although workover activity can significantly affect production volumes and impact the related operating cost per barrel during a quarter.

Depreciation, Depletion and Accretion

Depreciation, depletion and accretion expense increased $147,975 due to an increase in the depletion rate to $19.22 per barrel of oil equivalent from $9.40 per barrel of oil equivalent, and the increased production volume of nearly 2,900 barrels of oil equivalent. The increase in the depletion rate is primarily due to the increase in estimated future development costs to recover our reserves.

General and Administrative Expenses

For the three-months ended December 31, 2008, general and administrative expenses were $412,045 compared to $253,740 for the three-months ended December 31, 2007. The current quarter increase was primarily due to an increase in payroll costs and insurance expenses, as well as professional fees and investor relations fees incurred in connection with being a public company.

Unrealized Gains (Losses) on Investments

Effective April 1, 2008, Lucas adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.

Statement No. 159 allows a company the option to value its financial assets and liabilities, on an instrument by instrument basis, at fair value, and include the change in fair value of such assets and liabilities in its results of operations. We chose to apply the provisions of Statement No. 159 to all existing investments. Beginning with the first quarter of fiscal year 2009, the change in fair value of our investments is included in the results of operations. As a result, we recognized an unrealized loss on investments of $2,567,140 during the current quarter.

Interest Expense

For the three months ended December 31, 2008, interest expense increased to $40,954, as a result of interest incurred on borrowings under the Revolving Line of Credit, and the amortization of deferred financing costs incurred in connection with the Amegy Credit Facility. Interest expense during the three-months ending December 31, 2007 was nil since an outstanding note was repaid in the prior year.

Income Tax Expense (Benefit)

For the three-months ended December 31, 2008, an income tax benefit of $1,049,671 was recognized due primarily to the deferred taxes related to the unrealized holding on investments.

Income from Operations and Net Loss

For the three months ended December 31, 2008 we incurred a loss from operations of $480,821 compared to income from operations of $221,144 for the three-month period ending December 31, 2007. The loss for the current period is attributable to the substantial decline in oil and gas prices; higher lease operating costs related primarily to increased workover costs and scheduled acidizing, maintenance and repairs on certain wells; and higher general and administrative expenses driven by increases in payroll and insurance costs and costs incurred for professional fees and investor relations resulting from being a public company.

For the three-months ended December 31, 2008, net loss was $ 2,039,244 and resulted primarily from recognizing the unrealized holding loss on investments resulting from the decrease in fair value of a financial asset partially offset by a deferred income tax benefit attributable to the decrease in investments.

RESULTS OF OPERATIONS

For the Nine-Months Ended December 31, 2008 Compared to the Nine-Months Ended December 31, 2007.

Our sales of oil and gas production and average prices realized during the nine-months ended December 31, 2008 and 2007, are set forth below:

	For the Nine	For the Nine
	Months Ended	Months Ended	Increase /
	Dec. 31, 2008	Dec. 31, 2007	(Decrease)
Volumes, net:
Oil (bbls)	30,670	22,350	8,320
Gas (mcf)	5,200	1,829	3,371
Total (boe)	31,537	22,655	8,882

Average price received:
Oil	$96.13	$77.30	$18.83
Gas	$7.02	$5.35	$1.67

Revenues:
Oil	$2,948,379	$1,727,730	$1,220,649
Gas	$36,521	$9,780	$26,742
Total	$2,984,900	$1,737,510	$1,247,391

Oil and Gas Revenues

For the nine-months ended December 31, 2008, our oil and gas sales totaled $2,984,900 compared to $1,737,510 for the nine-months ended December 31, 2007. During the current nine-month period our sales of production volumes increased by 8,882 barrels oil equivalent, or 39.2% (percent), over the same nine-month period for the prior year. The average price realized from crude oil sales increased approximately 24.4% (percent) rising to $96.13 per barrel for the nine-month period as compared to $77.30 per barrel during the nine-months ended December 31, 2007.

Revenues and the average price received for sales of our oil and gas production increased during the current nine-month period primarily due to increased production and unprecedented oil commodity price increases during the spring and early summer months of 2008. The effects of high oil prices and higher production levels on revenues and average sales prices realized during the nine-month period, were partially offset by reductions to revenues resulting from the temporary shut-in of certain wells during the second half of year 2008 for scheduled maintenance.

Volumes of production increased during the current nine month period as indicated above over the prior year nine-month period, as we continued our revitalization, rework and lateral drilling programs which we commenced in our prior fiscal year.

Lease Operating Expenses

Lease operating expenses increased during the current nine-month period to $1,038,168 compared to $425,114 in the prior year nine-month period. Lease operating expenses per barrel of oil equivalent totaled $32.92 per barrel oil equivalent for the nine-month period ending December 31, 2008 compared to $17.54 per barrel oil equivalent for the same nine-month period in the prior year. The increase in lease operating expenses reflect higher production volumes during the current period, as well as the costs associated with our scheduled treatments and deferred maintenance and repair work on certain wells during the second quarter to restore and increase production.

Depreciation, Depletion and Accretion

Depreciation, depletion and accretion expense increased $405,543 due to an increase in the depletion rate to $18.59 per barrel of oil equivalent from $8.09 per barrel of oil equivalent and the increased production volume of over 8,800 barrels of oil equivalent.

General and Administrative Expenses

General and administration expenses increased during the current nine-month period to $992,400 compared to $606,750 in the prior year nine-month period primarily due to additional personnel costs and professional fees incurred in connection with being a public company.

Unrealized Gains (Losses) on Investments

The unrealized holding gain on an investment recognized in the current year first quarter ending June 30, 2008 of $1,645,000 was eliminated by an unrealized loss of $2,567,140 and $880,000 recorded in the third and second quarters, respectively as the fair market value of the investment decreased. For the nine-month period ending December 31, 2008 a total unrealized loss of $1,801,683 has been recorded.

Interest Expense

Interest expense during the current year nine-month period ending December 31, 2008 totaled $41,056 which is attributable to borrowings under the Amegy Credit Facility closed on October 8, 2008 and the amortization of deferred financing costs associated with transaction costs incurred in connection with the Amegy Credit Facility. Prior year interest for the nine-month period ending December 31, 2007 totaled $101,877 which was associated with a note that was repaid in the prior year.

Income Tax Expense (Benefit)

For the current nine-month period ending December 31, 2008, an income tax benefit of $595,117 was recognized due primarily to the deferred taxes related to the unrealized loss on investments.

Income from Operations and Net Loss

Income from operations totaled $194,046 during the current year nine-month period reflected revenue increases in the first and second fiscal quarters that was partially offset by lower oil and gas commodity prices during the third fiscal quarter ending December 31, 2008. Income from operations totaled $390,406 for the nine-month period ending December 31, 2007. Revenues driven by higher commodity prices during the first and second quarter of the current fiscal year were partially offset by increased lease operating expenses incurred on certain wells and related reduction of production from those wells. We experienced a loss from operations for the quarter ending December 31, 2008, which reduced our nine-month results by approximately $480,000.

The net loss of $1,172,879 for the current year nine-month period was impacted by the net loss from operations incurred during the third fiscal quarter and the net unrealized loss of $1,801,683 on investments offset by the related income tax effects.

Liquidity and Capital Resources

As of December 31, 2008, we had cash of $570,228 and working capital of $447,883. This compares to cash of $1,142,386 and working capital of $2,954,739 at March 31, 2008. We anticipate that cash on hand, cash provided by operating activities and the availability of funds from our Revolving Line of Credit which we closed with a Houston-based bank on October 8, 2008 will be sufficient to cover our operating expenses for the next twelve months plus fund a portion of our capital expenditure requirements during the period.

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

Cash Flow from Operating Activities

For the nine month period ended December 31, 2008, net cash provided from operating activities was $899,814 compared to net cash provided from the operating activities of $1,105,752 for the nine month period ended December 31, 2007. Our cash flow from operations for the prior year was primarily the result of increases in payables and accrued expenses associated with our increased drilling program. Our cash flows from operating activities for the current year were the result of our income from operations generated from the sale of our oil production.

Cash Flow from Investing Activities

For the nine month period ended December 31, 2008, net cash used in investing activities was $3,157,216, primarily due to our on-going lease acquisition and continuing rework program, compared to net cash used in investing activities of $8,108,263 for the nine month period ended December 31, 2007 which was used for the same purposes. Our investing activities in the current year were funded from cash generated by our operations and borrowings on our Credit Facility.

Cash Flow from Financing Activities

During the nine month period ended December 31, 2008, we borrowed $1,950,000 on our Revolving Line of Credit with Amegy Bank, and have additional borrowing capacity of $1,050,000 under the Credit Agreement at December 31, 2008. Additionally, we used $49,159 to purchase 36,900 shares of our common stock in the open market. In the prior year nine month period we raised net proceeds of $11,364,483 from the sale of common stock and repaid a $ 2,300,000 note payable.

Hedging

We did not hedge any of our oil or natural gas production during 2008 and have not entered into any such hedges from December 31, 2008 through the date of this filing.

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

Fair Value Measurement

We determined the fair value of its short term investments using quoted market prices. In accordance with Statement of Financial Accounting Standards (“SFAS”), No. 157 (See note 4), “Fair Value Measurements” we have determined that the fair value methodology described above for our investments is consistent with observable market inputs and have categorized our investments as level 1 in accordance with SFAS No. 157.

During the three and nine month period ended December 31, 2008, we recorded a decrease in the fair value of Lucas’ investment in trading securities totaling approximately $2,567,100 and $1,801,700, respectively. The charges were the result of decreases in the trading price of a publicly traded stock held by Lucas as an investment. The charges were recorded in the income statement as unrealized losses on investments for the three and nine-month fiscal periods.

During the nine month period ended December 31, 2008, a realized settlement loss of $121,273 was recorded in the income statement for the value of a commodity futures contract entered into during a prior quarter and closed in a prior quarter.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, the design and operation of such disclosure controls and procedures were effective.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 10.7	Credit Agreement between Lucas Energy, Inc. and Amegy Bank National Association (incorporated by reference to Exhibit 10.7 to Form 8-K filed on October 14, 2008)

Exhibit 10.8	Secured Promissory Note between Lucas Energy, Inc. and Amegy Bank National Association (incorporated by reference to Exhibit 10.7 to Form 8-K filed on October 14, 2008)

Exhibit 10.9

Deed of Trust , Security Agreement, Financing Statement and Assignment of Production from Lucas Energy to Kenneth R. Batson, Trustee, for the benefit of Amegy Bank National Association (incorporated by reference to Exhibit 10.7 to Form 8-K filed on October 14, 2008)

Exhibit 10.1	Security Agreement by Lucas Energy, Inc. in favor of Amegy Bank National Association (incorporated by reference to Exhibit 10.7 to Form 8-K filed on October 14, 2008)

Exhibit 31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

Exhibit 31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

Exhibit 32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCAS ENERGY, INC.
Registrant

Signature	Title	Date

/s/ William A. Sawyer	President and C.E.O.	February 13, 2009
William A. Sawyer	(Principal Executive Officer)

/s/ MALEK BOHSALI	Chief Financial Officer and	February 13, 2009
Malek Bohsali	Accounting Officer

INDEX TO EXHIBITS
OF
LUCAS ENERGY, INC.

Exhibit 10.7	Credit Agreement between Lucas Energy, Inc. and Amegy Bank National Association (incorporated by reference to Exhibit 10.7 to Form 8-K filed on October 14, 2008)
Exhibit 10.8	Secured Promissory Note between Lucas Energy, Inc. and Amegy Bank National Association
(incorporated by reference to Exhibit 10.7 to Form 8-K filed on October 14, 2008)
Exhibit 10.9	Deed of Trust , Security Agreement, Financing Statement and Assignment of Production from Lucas
Energy to Kenneth R. Batson, Trustee, for the benefit of Amegy Bank National Association
(incorporated by reference to Exhibit 10.7 to Form 8-K filed on October 14, 2008)
Exhibit 10.10	Security Agreement by Lucas Energy, Inc. in favor of Amegy Bank National Association
(incorporated by reference to Exhibit 10.7 to Form 8-K filed on October 14, 2008)

Exhibit 31.1 *	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act
Exhibit 31.2 *	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act
Exhibit 32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
Exhibit 32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

*Filed herewith