Form 10-K/A
period 2008-03-31
LUCAS ENERGY, INC.
filed 2009-03-09
CIK 1309082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the issuer's revenues for its most recent fiscal year. $ 3,070,668

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $51,563,999 (Based on price per share on June 18, 2008)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of June 18, 2008
Common Stock, Par Value $0.001 per share	10,246,189

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 13. Transitional Small Business Disclosure Format. Yes [ ] No [X]

Explanatory Note

The changes made to this annual report on Form 10-K/A include: (i) the further clarification of the Company’s business activities, acquisition and development process, and revitalization procedures performed on wells: (ii) revisions to and clarification of its reserve and supplemental reserve disclosures presented herein; (iii) the inclusion of additional disclosures related to current producing properties; (iv) providing additional disclosure of the Company’s accounting policy for income taxes; (v) the removal of reference to non-GAAP financial measures; (vi) the elimination of disclosures related to comprehensive income per shares; and (vii) making certain other minor corrections to this annual report.

LUCAS ENERGY, INC.
TABLE OF CONTENTS

		PART I
		Page

Item 1.	Description of Business	6
Item 1A.	Risk Factors	9
Item 2.	Description of Property	16
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21

		PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	22
Item 6.	Management's Discussion and Analysis or Plan of Operation	23
Item 7.	Financial Statements	29
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure		29
Item 8A. Controls and Procedures		30
Item 8B.	Other Information	31

		Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	32
Item 10. Executive Compensation		33
Item 11. Security Ownership of Certain Beneficial Owners and Management		35
Item 12. Certain Relationships and Related Transactions		36
Item 13. Exhibits		36
Item 14. Principal Accountant Fees and Services		36
Signatures		38
Financial Statements and Footnotes		F-1 through F-15
Supplemental Information on Oil and Gas Producing Activities		F-16

Cautionary Statement

This report on Form 10-K/A and the documents or information incorporated by reference herein contain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, among others, the following:

  our growth strategies;
  anticipated trends in our business;
  our ability to make or integrate acquisitions;
  our liquidity and ability to finance our exploration, acquisition and development strategies;
  market conditions in the oil and gas industry;
  the timing, cost and procedure for proposed acquisitions;
  the impact of government regulation;
  estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;
  planned capital expenditures (including the amount and nature thereof);
  increases in oil and gas production;
  the number of wells we anticipate drilling in the future;
  estimates, plans and projections relating to acquired properties;
  the number of potential drilling locations; and
  our financial position, business strategy and other plans and objectives for future operations.

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “will,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

  the possibility that our acquisitions may involve unexpected costs;
  the volatility in commodity prices for oil and gas;
  the accuracy of internally estimated proved reserves;
  the presence or recoverability of estimated oil and gas reserves;
  the ability to replace oil and gas reserves;
  the availability and costs of drilling rigs and other oilfield services;
  environmental risks;
  exploration and development risks;
  competition;
  the inability to realize expected value from acquisitions;
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

Acquisitions are a core part of our growth strategy. The majority of the acquisition proposals and candidates that we review are sourced directly by our senior management or specialized third-party consultants with local area knowledge. We target well acquisitions that we estimate: (a) have a good opportunity and the appropriate acreage to drill additional laterals; (b) related payback period less than 12 months; and (c) projected internal rate of return on capital invested will be accretive to earnings.

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

We focus on the acquisition of shut-in, plugged and abandoned wells that we believe have been overlooked by other companies and have, in our assessment, a high probability of additional recovery of reserves through our revitalization process or the drilling of new laterals. Our revitalization process is directed toward bringing wells back into production, or to enhance production through ordinary practices used in the oil and gas industry. Our revitalization procedures used on acquired wells include the installation of new or good used equipment on the well; cleaning out the well with open ended tubing, tubing with a bit, or tubing with a mule shoe; treating the well with acid, soapy water, or other proprietary chemicals sourced from third parties; re-entry of a plugged and abandoned well; and drilling of a new lateral extension on an existing well. We do not have any proprietary technology or chemicals.

Specifically, we seek out opportunities to acquire wells located in mature oil fields primarily located onshore Texas that we believe are underdeveloped and have the potential to recover significant oil reserves that are still in place. The term underdeveloped is an industry term meaning that the reservoirs of interest have either not been fully exploited through drilling, or the reserves in current well bores, whether active or plugged and abandoned, have not been fully recovered by primary recovery techniques. In many instances the fields that we target have lost some or all of the reservoir pressure required to drive the oil through the overlying rock and sand and into the well bores of the producing wells, or they have experienced mechanical problems.

We determine our interest in a particular field by extensive research which includes reviewing the decline curves of wells acquired; reviewing location maps from public sources to determine potential development drilling locations; reviewing current horizontal wells to determine if there is the potential for new laterals in a different direction; reviewing well bore casing conditions to determine if there is a technical potential for drilling a new lateral from the old well bore; researching shut in wells in the field of interest; and researching plugged and abandoned wells in the field of interest. We determine our level of interest in a particular field based on analyses of individual wells and the associated and adjacent reserve development opportunities, and as a matter of practice we do not calculate remaining recoverable reserve for an entire field to determine our level of interest in a particular field. Since most of our wells are in the Austin Chalk formation, we do not calculate reserves on a field-wide basis as volumetric calculations are not valid since these formations have little or no matrix porosity and produce primarily from natural fractures.

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

History

The business is conducted through our wholly-owned operating subsidiary, Lucas Energy Resources, Inc., which was incorporated on April 6, 2005 in Nevada. Lucas Energy Resources was formed in 2004 in order to capitalize on the increasing availability of opportunistic acquisitions in the energy sector. We believe that the continuing divestiture of mature assets held by companies with large oil and gas reserve portfolios and smaller operators has created an opportunity to acquire undervalued properties with significant upside potential.

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

Our principal office is located at 6800 West Loop South, Suite 415, Houston Texas 77401. Our phone number is (713) 528-1881. Our principal operating subsidiary has been granted a Certificate of Authority to transact business in the state of Texas and is a bonded operator with the Texas Railroad Commission.

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

  unexpected drilling conditions;
  pressure or irregularities in formations;
  equipment failures or accidents;
  inability to obtain leases on economic terms, where applicable;
  adverse weather conditions;
  compliance with governmental requirements; and
  shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.

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
  our financial resources and results;
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

  worldwide and domestic supplies of crude oil and natural gas;
  the level of consumer product demand;
  weather conditions;
  domestic and foreign governmental regulations;
  the price and availability of alternative fuels;
  political instability or armed conflict in oil producing regions;
  the price and level of foreign imports; and
  overall domestic and global economic conditions.

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

Many factors could cause the market price of our common stock to rise and fall, including:

  actual or anticipated variations in our quarterly results of operations;
  changes in market valuations of companies in our industry;
  changes in expectations of future financial performance;
  fluctuations in stock market prices and volumes;
  issuances of dilutive common stock or other securities in the future;
  the addition or departure of key personnel;
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

Our proved reserves and the standardized measure of discounted future net cash flows of our interests in proved oil and gas reserves at March 31, 2008 are set forth below:

			Discounted
		Natural	Future Net
	Oil	Gas	Cash Flow
Proved Reserves	(Bbls)	(MCF)	(at 10% per year)
Developed Producing	496,020	96,010	$30,028,770
Developed Non Producing	71,320	-	4,268,530
Undeveloped	1,229,890	-	55,838,230
Total, before income taxes	1,797,230	96,010	$90,135,530
Less: Estimated income taxes on future net
cash flows (discounted at 10% per year)	n/a	n/a	$(26,716,187)
Total, March 31, 2008	1,797,230	96,010	$63,419,343

Our proved reserves and the standardized measure of discounted future net cash flows of our interests in proved oil and gas reserves at March 31, 2007 are set forth below:

			Discounted
		Natural	Future Net
	Oil	Gas	Cash Flow
Proved Reserves	(Bbls)	(MCF)	(at 10% per year)
Developed Producing	252,200	-	$7,078,060
Developed Non Producing	85,840	41,530	3,233380
Undeveloped	1,224,500	-	25,629,880
Total, before income taxes	1,582,540	41,530	$35,941,320
Less: Estimated income taxes on future net
cash flows (discounted at 10% per year)	n/a	n/a	$-
Total, March 31, 2007	1,582,540	41,530	$35,941,320

The proved reserves estimates contained in the above tables for the periods ending March 31, 2008 and March 31, 2007 are based primarily on reserve reports prepared by of Forest A. Garb & Associates, Inc., independent petroleum consultants to the Company. The present values of the proved reserves identified in the tables are prepared by discounting future projected net cash flows computed with constant oil and gas prices of $103.99 per barrel (Bbl) and $6.44 per thousand cubic feet (Mcf) and constant future production and development costs less estimated future income tax expense (determined by applying the estimated income tax rate to future pre-tax net cash flows deriving from the Company’s proved reserves). The constant oil and gas prices used at March 31, 2007 were $65.94 per barrel and $7.50 per thousand cubic feet, respectively. The estimated future net cash flows are then discounted at a rate of 10 percent per year.

Reserve reports prepared by petroleum engineers and used by the Company are, by their very nature, inexact and subject to changes and revisions. Proved developed reserves are reserves expected to be recovered from existing wells with existing equipment and methods. Proved undeveloped reserves are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production. No estimates of reserves have been included in any reports to any federal agency other than the SEC.

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

	Year ended	Year ended
	March 31, 2008	March 31, 2007
Oil and gas wells, Texas:	49	31
Gross	49	31
Net	43	31

The following summarizes the Company’s net production and capital expenditures for the years ending March 31, 2008 and 2007:

	March 31,	March 31,
	2008	2007
Production:
Oil (barrels)	36,728	21,502
Natural gas (thousands cubic feet)	1,712	2,310
Total (barrels oil equivalent)	37,013	21,887

Capital Expenditures	$10,203,782	$9,231,339

The following is a list of our current oil and natural gas producing properties:

		Year End March 31,
		2008
Lease Name	County	Production
Oil:
Barnett Et Al	Gonzales	290
Barnett, W.L. et al #1	Gonzales	244
Barnett, W.L. et al #4	Gonzales	242
Burnett #1	Gonzales	134
Con-Dubose Unit #1	Gonzales	1,099
Copeland Karnes #1	Karnes	381
Ervin Et Al 1	Gonzales	119
Green	Baylor	409
Griffin Oil Unit #2	Gonzales	10,620
Griffin Oil Unit #5	Gonzales	231
Griffin Ruddock #1	Gonzales	1,246
Hagen Ranch Unit	Gonzales	633
Hagen Ranch Unit #3	Gonzales	4,137
Henry Christian	Gonzales	725
Henry Christian	Gonzales	373
Hindes	Atoscosa	572
Hindman #2	Gonzales	109
Hindman #2	Gonzales	123
Holub 1-H	Gonzales	67
Jessie Perkins #1	Gonzales	60
Kuntschik#1	Gonzales	1,604
Kuntschik#2	Gonzales	1,384
Mary Martha #1	Gonzales	283
Mary Martha 1	Gonzales	266
Matthews #1	Atascosa	158
Merit-RVS #1	Gonzales	1,062
Paul Foerster #1	Gonzales	141
Perkins Oil Unit #1	Gonzales	3,578
Perkins Oil Unit #2	Gonzales	132
RVS #2	Gonzales	372
RVS #3	Gonzales	1,654
Sloan	Gonzales	268
Sloan	Gonzales	145
Team Bank	Wilson	1,319
Upton Ruddock	Gonzales	1,640
Wright #1	Gonzales	132
Zavadil #1	Gonzales	254
Zavadil #2st	Gonzales	522

Natural Gas:
Copeland Karnes #1H	Karnes	100
Griffin-Ruddock Oil Unit #1	Gonzales	1,412
Ruddock, Upton #1	Gonzales	200

The following summarizes the Company’s drilling activities for the two years ending March 31, 2008 and March 31, 2007:

	Productive	Dry
For the year ending March 31, 2008	Wells	Wells
Exploratory wells, net	0	0
Development wells, net	2	0

	Productive	Dry
For the year ending March 31, 2007	Wells	Wells
Exploratory wells, net	0	0
Development wells, net	0	0

Set forth in the following schedule is the average sales price per unit of oil, expressed in barrels ("bbl"), and of natural gas, expressed in thousand cubic feet ("mcf"), produced by us for the past two fiscal years.

	Year ended March 31,
	2008	2007
Average sales price:
Gas (per mcf)	$6.06	$6.03
Oil (per bbl)	$83.46	$59.68
Average cost of production:
Gas (per mcf) *	$-	$-
Oil (per bbl)	$16.45	$14.00

*Gas sold is a byproduct of oil production; costs associated with the gas sold are included in the cost of oil production.

The following schedule sets forth the capitalized costs relating to oil and gas producing activities by us for the past two fiscal years.

	Year ended March 31,
	2008	2007
Proved oil and gas producing properties
and related lease and well equipment	$18,978,699	$9,623,745
Accumulated depletion	(846,470)	(166,204)
Net Capitalized Costs	18,132,229	9,457,541

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

2008	High	Low

Quarter ended June 30, 2007	$10.80	$8.00
Quarter ended September 30, 2007	$9.80	$6.64
Quarter ended December 31, 2007	$8.56	$4.24
Quarter ended March 31, 2008	$4.50	$3.12

2007	High	Low

Quarter ended June 30, 2006	$9.20	$7.00
Quarter ended September 30, 2006	$11.40	$8.24
Quarter ended December 31, 2006	$14.00	$8.68
Quarter ended March 31, 2007	$15.00	$8.80

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

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K/A. The terms “Lucas Energy,” “Lucas,” “we,” “us” and “our” refer to Lucas Energy, Inc.

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
  volatility of the stock market, particularly within the energy sector; and
  general economic conditions.

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

Lucas Energy Strategy

Lucas Energy, Inc., through its consolidated operations, is an independent oil and gas company currently focused on building and revitalizing a diversified portfolio of oil and gas production assets located in the State of Texas. We seek to acquire underperforming oil and gas assets that we believe we can revitalize in a short period of time.

Acquisitions are a core part of our growth strategy. The majority of the acquisition proposals and candidates that we review are sourced directly by our senior management or specialized third-party consultants with local area knowledge. We target well acquisitions that we estimate: (a) have a good opportunity and the appropriate acreage to drill additional laterals; (b) related payback period less than 12 months; and (c) projected internal rate of return on capital invested will be accretive to earnings.

Specifically, we seek out opportunities to acquire wells located in mature oil fields primarily located onshore Texas that we believe are underdeveloped and have the potential to recover significant oil reserves that are still in place. The term underdeveloped is an industry term meaning that the reservoirs of interest have either not been fully exploited through drilling, or the reserves in current well bores, whether active or plugged and abandoned, have not been fully recovered by primary recovery techniques. In many instances the fields that we target have lost some or all of the reservoir pressure required to drive the oil through the overlying rock and sand and into the well bores of the producing wells, or they have experienced mechanical problems.

Oil and Gas Operating Activities

We have conducted engineering on a program to drill laterals on existing well-bores or offset locations that we have already leased. The purpose of these laterals will be to provide more aerial access to the formation in order to increase the flow rate and to recover additional oil and gas reserves not recoverable from the existing vertical (straight) holes. We expended $6,185,103 on our drilling program in fiscal 2008 and have completed 5 new lateral wells/lateral reworks and 10 well revitalizations. Our drilling program principal activities to date have consisted of the following:

Lateral Drilling and Rework Program
Well	Completion	Development	Initial	Avg. Daily March	Proved Producing
	Date	Cost	Production	2008 Production	PV10 Value ($)

RVS#3	Oct 30, 2007	$400,000	111 BOPD	24 BOPD	$1,713,830
Hagen Ranch#3	Nov 6, 2007	$1,230,000	163 BOPD	48 BOPD	$2,773,270
Perkins Oil Unit	Feb 4, 2008	$1,068,000	73 BOPD	40 BOPD	$1,503,490
Cone Dibose#1	April 3, 2008	$282,000	100 BOPD	63 BOPD	$5,479,870
Ehrig#1	March 20, 2008	$475,000	Not successful	N/A	N/A

“Short” Lateral Drilling Program
Well	Completion	Development	Initial	March 2008	Proved Producing
	Date	Cost	Production	Production	PV10 Value ($)
Sloan#2	8/27/07	$196,700	32 BOPD	Shut in	$1,460,750 (PNP)
Mary Martha	9/5/07	$320,136	10 BOPD	Shut in	$931,970
Barnett#4	8/21/07	$431,318	54 BOPD	3 BOPD	$555,140

Rework Program
Well	Completion	Development	Initial	March 2008	Proved Producing
	Date	Cost	Production	Production	PV10 Value ($)

Gandre	11/8/07	$130,900	in development		$963,200
F.T. Schauer	10/5/07	$262,740	7 BOPD	2 BOPD	$1,439,330
Griffen#5	2/4/08	$197,630	20 BOPD	10 BOPD	$628,400
RVS#3	2/7/08	$91,450	20 BOPD	10 BOPD	$1,056,230

Proved Producing PV 10, as identified in the above tables, is a 10% discount applied to estimated future net revenues. Estimated future net revenues are based on estimated net reserves, using constant oil and gas prices and costs. We used oil and gas prices of $103.99 per barrel (Bbl) and $6.44 per thousand cubic feet (Mcf), respectively, for this purpose. All of this information was derived from the Forrest A Garb & Associates, Inc. reserve report as of March 31, 2008.

Our revitalization process is directed toward bringing wells back into production, or to enhance production through ordinary practices used in the oil and gas industry. Our revitalization procedures used on acquired wells include the installation of new or good used equipment on the well; cleaning out the well with open ended tubing, tubing with a bit, or tubing with a mule shoe; treating the well with acid, soapy water, or other proprietary chemicals sourced from third parties; re-entry of a plugged and abandoned well; and drilling of a new lateral extension on an existing well.

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

	Year ended March 31,		Amount	%
			Increase/	Increase/
	2008	2007	(Decrease)	(Decrease)

Oil and gas revenues	$3,070,668	$1,296,084	$1,774,584	137%
Consulting income	10,000	34,000	(24,000)	(71%)
Total Revenues	3,080,668	1,330,084	1,750,584	132%

Production:
Oil (barrels)	36,728	21,502	15,226	71%
Natural gas (thousand cubic feet)	1,712	2,310	(598)	(26%)
Total (barrels oil equivalent)	37,013	21,887	15,126	69%

Oil (barrels per day)	100	59	41	69%
Natural gas (thousand cubic feet per day)	5	6	(1)	(17%)
Total (barrels oil equivalent per day)	101	60	41	68%

Average Sales Price:
Oil (per barrel)	$86.46	$59.68	$23.78	40%
Natural gas (per thousand cubic feet)	$6.06	$6.03	$0.03	1%

Lease operating expenses	727,968	337,162	390,806	116%
Depreciation and depletion	697,599	153,903	543,696	353%
General and administrative	1,597,412	184,237	1,413,175	767%

Total Expenses	3,022,979	675,302	2,347,677	348%

INCOME FROM OPERATIONS	57,689	654,782	(597,093)	(91%)

OTHER INCOME (EXPENSES)
Interest income	135,479	17,297	118,182	683%
Interest expense	(101,877)	(222,611)	120,734	(54%)
Total Other Income (Expenses)	33,602	(205,314)	238,916	116%

NET INCOME BEFORE INCOME TAXES	91,291	449,468	(358,177)	(80%)

INCOME TAX EXPENSE	68,689	127,340	(58,651)	(46%)

NET INCOME	$22,602	$322,128	$(299,526)	(93%)

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

In connection with the preparation of this Annual Report on Form 10-K/A, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our principal executive officer and principal financial officer, has concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

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

Executive Compensation Table

							Change in
							Pension Value
							and Non-
							qualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name,	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
James J. Cerna,	2007	-	-	-	-	-	-	-	-
Chief Executive
Officer	2008	175,000	109,375	-	-	-	-	2,500	286,875
William A. Sawyer,	2007	-	-	-	-	-	-	-	-
Chief Operating
Officer	2008	150,000	93,750	22,500	-	-	-	2,500	268,750

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, to the best of our knowledge as March 31, 2008, with respect to each person known by us to own beneficially more than 5% of our outstanding common stock, each director and all directors and officers as a group.

Security Ownership of Certain Beneficial Owners.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of	Percent of Class
		Beneficial Ownership

Common	James J. Cerna Jr.
	Revocable Trust
	3000 Richmond Ave #400	844,303	8.24%
	Houston, Texas 77098
Common	William A. Sawyer
	3000 Richmond Ave #400	272,125	2.66%
	Houston, Texas 77098
Common	LGA, Inc.
	377 S. Nevada St.	1,480,995	14.45%
	Carson City, Nevada 89703
Common	Eric Wold
	3000 Richmond Ave #400	83,024.81%
	Houston, Texas 77098
Common	Rick Schmid
	3000 Richmond Ave. #400	20,490.20%
	Houston, Texas 77098
Common	Malek A. Bohsali
	3000 Richmond Ave. #400	12,500.12%
	Houston, Texas 77098

Common	Peter Grunebaum
	3000 Richmond Ave #400	46,062.45%
	Houston, Texas 77098

Common	ALL EXECUTTIVE OFFICERS AND DIRECTORS	1,278,504	12.48%
	AS A GROUP

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

Audit Fees

     The aggregate fees billed by our independent auditors, GBH CPAs, PC and Malone & Bailey, PC for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K/A for the years ended March 31, 2008 and 2007, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending June 30, September 30, and December 31, 2007 and 2006, were:

	2008	2007
GBH PC	$66,990	$-
Malone & Bailey PC	$56,758	$35,000

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

LUCAS ENERGY, INC.

BY:	/S/ WILLIAM A SAWYER
William A. Sawyer
President and C.E.O.

Dated:	March 6, 2009

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES J. CERNA	Chairman	March 6, 2009
James J. Cerna

/s/ WILLIAM SAWYER	President, CEO, and Director	March 6, 2009
William Sawyer	(Principal Executive Officer)

/s/ MALEK BOHSALI	Principal Financial Officer and	March 6, 2009
Malek Bohsali	Accounting Officer

/s/ ERIC WOLD	Director	March 6, 2009
Eric Wold

/s/ RICK SCHMID	Director	March 6, 2009
Rick Schmid

/s/ PETER GRUNEBAUM
Peter Grunebaum	Director	March 6, 2009

/ s / FRED HOFHEINZ	Director	March 6, 2009
Fred Hofheinz

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

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

June 13, 2008

LUCAS ENERGY, INC.
Consolidated Balance Sheets
For the Years Ended March 31, 2008 and 2007

	March 31, 2008	March 31, 2007
CURRENT ASSETS
Cash	$1,142,386	$710,018
Marketable securities	2,388,355	-
Oil and gas receivable	559,886	131,485
Other current assets	38,849	70,823

TOTAL CURRENT ASSETS	4,129,476	912,326

OIL AND GAS PROPERTIES, FULL COST METHOD

Properties subject to amortization	18,978,699	9,623,745
Accumulated depletion	(846,470)	(166,204)

OIL AND GAS PROPERTIES, NET	18,132,229	9,457,541

Fixed assets, net of accumulated depreciation of $363 and $0, respectively	2,255	-

Other assets	51,766	56,123

TOTAL ASSETS	$22,315,726	$10,425,990

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,174,737	$386,004
Accrued interest payable	-	52,766

TOTAL CURRENT LIABILITIES	1,174,737	438,770

NON-CURRENT LIABILITIES
Note payable	-	2,300,000
Asset retirement obligation	141,512	111,022
Deferred tax liabilities	834,126	132,185

TOTAL LIABILITIES	2,150,375	2,981,977

STOCKHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized of $0.001 par value,
no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized of $0.001 par value,
10,246,156 and 7,448,107 shares issued and outstanding, respectively	10,246	7,448
Additional paid-in capital	18,518,806	7,052,121
Retained earnings	407,046	384,444
Accumulated other comprehensive income	1,229,253	-

TOTAL STOCKHOLDERS' EQUITY	20,165,351	7,444,013

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,315,726	$10,425,990

See notes to consolidated financial statements.

Lucas Energy, Inc.
Consolidated Statements of Operations
For the Years Ended March 31, 2008 and 2007

	For the Year	For the Year
	Ended	Ended
	March 31, 2008	March 31, 2007

REVENUES
Oil and gas revenues	$3,070,668	$1,296,084
Consulting income	10,000	34,000
Total Revenues	3,080,668	1,330,084

EXPENSES
Lease operating expenses	727,968	337,162
Depreciation, depletion, and amortization	697,599	153,903
General and administrative	1,597,412	184,237

Total Expenses	3,022,979	675,302

INCOME FROM OPERATIONS	57,689	654,782

OTHER INCOME (EXPENSES)
Interest income	135,479	17,297
Interest expense	(101,877)	(222,611)
Total Other Income (Expenses)	33,602	(205,314)

NET INCOME BEFORE INCOME TAXES	91,291	449,468

INCOME TAX EXPENSE	68,689	127,340

NET INCOME	$22,602	$322,128

UNREALIZED HOLDING GAIN ON MARKETABLE EQUITY
SECURITIES, NET OF TAX	1,229,253	-

COMPREHENSIVE INCOME	$1,251,855	$322,128

INCOME PER SHARE:
BASIC	$0.00	$0.05
DILUTED	$0.00	$0.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	9,313,674	6,996,041
DILUTED	11,177,515	6,996,041

See notes to consolidated financial statements.

LUCAS ENERGY, INC.
Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 2008 and 2007
							Accumulated
	Preferred Stock		Common Stock		Additional		Other
					Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance, March 31, 2006	344,250	$344	4,800,000	$4,800	$481,436	$62,316	$-	$548,896
Recapitalization	-	-	885,000	885	(885)	-	-	-
Conversion of preferred stock	(344,250)	(344)	650,003	650	(306)	-	-	-
Common shares issued for cash at $2.00 per share	-	-	495,000	495	989,505	-	-	990,000
Stock issuance costs	-	-	-	-	(61,482)	-	-	(61,482)
Common stock issued for wells at $10.00 per share	-	-	55,000	55	549,945	-	-	550,000
Common stock issued for cash at $5.80 per share	-	-	77,845	78	451,422	-	-	451,500
Stock issuance costs	-	-	-	-	(8,160)	-	-	(8,160)
Common shares issued for wells at $10.60 per share	-	-	400,000	400	4,239,600	-	-	4,240,000
Common shares issued for cash at $5.80 per share	-	-	80,776	81	468,419	-	-	468,500
Common shares issued for cash at $10.80 per share	-	-	4,483	4	48,410	-	-	48,414
Stock issuance costs	-	-	-	-	(105,783)	-	-	(105,783)
Net income for the year ended March 31, 2007	-	-	-	-	-	322,128	-	322,128
Balance, March 31, 2007	-	-	7,448,107	7,448	7,052,121	384,444	-	7,444,013
Common stock and warrants issued for cash	-	-	2,763,049	2,763	12,707,238	-	-	12,710,001
Stock issuance costs	-	-	-	-	(1,345,518)	-	-	(1,345,518)
Common shares issued for services at $3.00 per share	-	-	35,000	35	104,965	-	-	105,000
Unrealized gain on available for sale securities	-	-	-	-	-	-	1,229,253	1,229,253
Net income for the year ended March 31, 2008	-	-	-	-	-	22,602	-	22,602
Balance, March 31, 2008	-	$ -	10,246,156	$10,246	$18,518,806	$407,046	$1,229,253	$20,165,351

See notes to consolidated financial statements.

LUCAS ENERGY, INC.
Consolidated Statements of Cash Flows
For the Years Ended March 31, 2008 and 2007

	For the Year Ended	For the Year Ended March 31, 2007
	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$22,602	$322,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	697,599	153,903
Deferred taxes	68,689	-
Share-based compensation	105,000	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(449,388)	(101,263)
Increase in other current assets	(26)	(62,209)
Increase in other assets	4,357	(25,857)
Increase in accounts payable and accrued expenses	713,523	524,064

Net Cash Provided by Operating Activities	1,162,356	810,766

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of operating interest	-	741,508
Investments in marketable securities	(10,000)	-
Note receivable	(400,000)	-
Proceeds from sale of marketable securities	365,000	-
Purchase of oil and gas property and equipment	(9,749,471)	(4,859,477)

Net Cash Used in Investing Activities	(9,794,471)	(4,117,969)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from the sale of common stock	11,364,483	1,782,989
Proceeds of note payable	-	2,300,000
Repayment of note payable	(2,300,000)	(125,000)

Net cash Provided by Financing Activities	9,064,483	3,957,989

NET INCREASE IN CASH	432,368	650,786

CASH AT BEGINNING OF PERIOD	710,018	59,232

CASH AT END OF PERIOD	$1,142,386	$710,018

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$154,643	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for oil and gas properties	$-	$4,790,000
Unrealized holding gain on available for sale of securities, net of tax	$1,229,253	$-
Increase in asset retirement obligations	$13,520	$96,956
Oil and gas property exchanged for marketable securities	$848,850	$-
Note receivable exchanged for marketable securities	$32,000	$-
Note receivable exchanged for oil and gas property	$400,000	$-
Interest receivable exchanged for oil and gas property	$22,444	$-
Accounts receivable exchanged for oil and gas property	$20,987	$-
Conversion of preferred stock	$-	$2,600
Recapitalization	$-	$3,540

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

	For the Year	For the Year
	Ended March 31,	Ended March 31,
	2008	2007

Numerator - Net Income (A)	$22,602	$322,218
Basic Income Per Share (A/B)	$0.00	$0.05
Denominator - weighted average shares (B)	9,313,674	6,996,041
Fully Diluted Income Per Share (A)/(B+C)	$0.00	$0.05
Dilutive effect of warrants (C)	1,863,841	-
Denominator - fully diluted weighted average shares	11,177,515	6,996,041
(B+C)

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

In February 2008, Lucas exchanged the $32,000 note receivable due from Global for 75,700 shares of Bonanza Oil & Gas, Inc. valued at $32,000. No gain or loss was recorded on these transactions.

NOTE 5 – ACQUISITIONS AND DISPOSITIONS OF OIL AND GAS PROPERTIES

All of Lucas’ oil and gas properties are located in the United States.

Costs being amortized at March 31, 2008 are as follows:
				Asset
	Acquisition	Development	Sale of	Retirement
Year Incurred	Costs	Costs	Properties	Costs	Total

2007 and prior	$8,562,173	$1,630,996	$(666,380)	$96,956	$9,623,745
2008	2,319,957	7,870,327	(848,850)	13,520	9,354,954
Total	$10,215,750	$9,501,323	$(1,515,230)	$110,476	$18,978,699

Purchase of the Hines Well

In April 2008, Lucas acquired a majority of the working interest in the Hines Unit No.1 well in Gonzales County, Texas. The well is a straight-hole completion in the Austin Chalk formation, which has had cumulative production of more than 173,000 bbls. of oil, since its initial production in 1981. The well was drilled in 1981 and was revived in 1987 by another operator who opened up more of the Austin Chalk interval. The well is currently producing 6 BOPD and is a good candidate for Lucas Energy's revitalization program.

Purchase of the Cone-Dubose Well

In January 2008, Lucas acquired the Cone-Dubose Unit No.1 well, Christian (6800) Field, Gonzales County, Texas. The 300 acre property offsets its Hagen Ranch No.3 well to the southwest and is part of the Company's plan to extensively develop the area. The Cone-Dubose Unit No.1 well was acquired from an independent operator in the area and is currently shut in. The well was drilled in 1991 as a horizontal completion in the Austin Chalk formation. The total depth of the well is 13,673 feet although the vertical depth from the surface is only 8,983 feet, the lateral being the difference. The initial production rate from the well was reported as 1123 BOPD and 547 MCFPD in 1991. The Cone-Dubose Unit No.1 well produced 60,789 bbls of oil until 1998

Purchase of Gonzales Wells

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

Atascosa County Acquisition

In September 2007, Lucas acquired three new leases in Atascosa County, Texas from an independent operator, Laura Rodenberg Oil Company, Inc for $400,000. All three leases have producing wells. This acquisition is in the Austin Chalk trend which Lucas has been following through Gonzales, Wilson, and Karnes Counties, Texas. The Paul A. Foerster No.1 well is a producing oil well completed in the Edwards formation. The well has produced over 31,000 bbls of oil since its completion in 1983. The well is on a 75 acre lease. The Hindes No.1 well is a producing oil well completed in the Edwards formation. The well has produced over 47,000 bbls of oil since its completion in 1984 and is on a 249 acre lease. The Matthews No.1 well is a producing oil well completed in the Edwards formation. The well has produced almost 22,000 bbls of oil since its completion in 1983 and is on a 40 acre lease. Additionally, Lucas Energy acquired the Burnett No.1 lease from an independent operator for $125,000. The

Burnett No.1 well was completed in 1991 and has cumulative production of more than 34,000 bbls of oil. The lease(s) on which the well is located consists of approximately 260 acres.

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

(1)	Capitalized Costs Relating to Oil and Gas Producing Activities:

		At	At
		March 31, 2008	March 31, 2007

	Proved oil and gas producing properties and related lease	$18,978,699	$9,623,745
	and well equipment
	Unproved oil and gas properties	-	-
	Accumulated depreciation and depletion	(846,470)	(166,204)

	Net Capitalized Costs	$18,132,229	$9,457,541

(2) Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities:

	For the Year	For the Year
	Ended	Ended March 31,
	March 31, 2008	2007
Acquisition of Properties
Proved	$2,319,957	$8,076,683
Unproved	-	-
Exploration Costs	-	-
Development Costs	7,870,327	1,542,783
Total	$10,190,284	$9,619,466

All operations of Lucas are located in the United States.

(3) Results of Operations for Producing Activities:

	For the Year	For the Year
	Ended	Ended
	March 31, 2008	March 31, 2007

Sales	$3,070,668	$1,296,084
Production costs	(727,968)	(337,162)
Depreciation and depletion	(697,236)	(153,903)
Income tax expense	(68,689)	(127,340)

Results of operations for producing activities

(excluding corporate overhead and interest costs)	$1,576,775	$677,679

(4) Reserve Quantity Information

Our proved reserves for the year ended March 31, 2008 are set forth below:

	Oil	Gas
	(Bbls)	(MMcf)
Proved Developed Producing	496,020	96,010
Proved Developed Non Producing	71,320	-
Proved Undeveloped	1,229,890	-
Total Proved, at March 31, 2008	1,797,230	96,010

Our proved reserves for the year ended March 31, 2007 are set forth below:

	Oil	Gas
	(Bbls)	(MMcf)
Proved Developed Producing	252,200	-
Proved Developed Non Producing	85,840	41,530
Proved Undeveloped	1,244,500	-
Total Proved, at March 31, 2007	1,582,540	41,530

A summary of changes in reserve quantities for the years ended March 31, 2007 and March 31, 2008 are set forth below:

	Oil	Gas
	(BBL)	(MCF)

Proved reserves at March 31, 2006	99,573	52,792

Revisions of previous estimates	147,992	(9,320)
Purchases of minerals in place	1,356,488	-
Extensions and discoveries	-	-
Production	(21,513)	(1,942)
Sales of minerals in place	-	-

Proved reserves at March 31, 2007	1,582,540	41,530

Revisions of previous estimates	(135,263)	56,192
Purchases of minerals in place	303,959	-
Extensions and discoveries	82,720	-
Production	(36,726)	(1,712)
Sales of minerals in place	-	-

Proved reserves at March 31, 2008	1,797,230	96,010

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

(5)	Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
		March 31, 2008	March 31, 2007
	Future cash inflows	$187,511,500	$104,664,080
	Future production costs	(28,913,880)	(18,240,500)
	Future development costs	(15,069,740)	(19,060,000)
	Future tax expense	(42,541,689)	-
	Future net cash flows	100,986,191	67,363,580
	Discounted for estimated timing of cash flows, at 10%	(37,566,848)	(31,422,260)
	Standardized measure	$63,419,343	$35,941,320

Future income taxes were determined by applying the statutory income tax rate to future pre-tax net cash flow relating to proved reserves.

The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

	Years ended March 31,
	2008	2007

Standardized measure, beginning of year	$35,941,320	$2,208,416
Extensions, discoveries and improved recovery	4,754,260	-
Revisions of previous estimates	(7,281,567)	9,619,480
Purchases of minerals in place	17,312,363	25,757,183
Sales of minerals in place	-	(619,131)
Net change in prices and production costs	30,017,985	-
Accretion of discount	3,594,132	-
Oil and gas sales, net of production costs	(2,342,700)	(1,024,628)
Changes in estimated future development costs	30,260	-
Previously estimated development cost incurred	3,960,000	-
Net change in income taxes	(26,716,187)	-
Change in timing of estimated future production	4,149,477	-
Standardized measure, end of year	$63,419,343	$35,941,320

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