Form 10-K
period 2009-03-31
LUCAS ENERGY, INC.
filed 2009-06-29
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the Fiscal Year Ended March 31, 2009

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
Commission File Number: 0-51414

LUCAS ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0417780
(State of other jurisdiction of	(I.R.S. Employer
incorporation or	Identification No.)
organization)

6800 West Loop South, #415 Bellaire, TX 77401

(Address of principal executive offices)

(713) 528-1881

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section13 or Section 15(d) of the Act. Yes No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer Accelerated filer __                                      Non-accelerated filer Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter)

$12,338,093

Number of shares of registrant’s common stock outstanding as of June 16, 2009	10,346,488

LUCAS ENERGY, INC.
FORM 10-K
For the Fiscal Year Ended March 31, 2009
TABLE OF CONTENTS

		Page
PART 1
Item 1.	Business	5
Item 1A.	Risk Factors.	7
Item 2.	Properties.	15
Item 3.	Legal Proceedings.	20
Item 4.	Submission of Matters to a Vote of Security Holders.	20

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
	Equity Securities.	21
Item 6.	Selected Financial Data.	22
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	23
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	28
Item 8.	Financial Statements and Supplementary Data.	28
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	29
Item 9A.	Controls and Procedures.	29
Item 9B.	Other Information.	30

Part III
Item 10.	Directors, Executive Officers and Corporation Governance.	31
Item 11.	Executive Compensation.	33
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
	Matters.	34
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	34
Item 14.	Principal Accounting Fees and Services.	35

Part IV

Item 15.	Exhibits, Financial Statement Schedules.	36
	Signatures	37
	Consolidated Financial Statements and Footnotes	F1– F17
	Supplemental Information on Oil and Gas Producing Activities	F-18
	Code of Ethics
	Whistleblowers Protection Policy

Cautionary Statement

This report on Form 10-K and the documents or information incorporated by reference herein contain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, among others, the following:

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

PART I

ITEM 1.     BUSINESS.

General

     Lucas Energy is an independent oil and gas company based in Houston, Texas with approximately 15,000 gross acres of oil and gas leases in South Texas primarily in the Gonzales County, Texas area. We focus on building, revitalizing and developing a portfolio of oil and gas properties. Our strategy is to acquire underperforming oil and gas assets in which we believe we can increase production. We currently operate 26 producing wells that produce approximately 125 – 135 barrels of oil per day (“BOPD”), gross. We control another 16 shut-in or plugged wellbores. We have been able to steadily increase oil and gas production from our operated wells and during our fiscal year 2009 our oil production climbed to 52,585 gross barrels of oil produced, and 41,209 net barrels of oil to our fractional royalty interest in the production. We own 100% working interests in all but one of our operated wells. We also hold non-operating interests in 3 wells in Gonzales, Texas.

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

     Most of the acquisition prospects that we conduct initial screening on are sourced directly by our senior management or specialized third-party consultants with local area knowledge. Prospects that are of further interest to us after we complete of our initial review, are evaluated for technical and economic viability. We target well acquisitions that we estimate: (a) have a good opportunity and the appropriate acreage to drill additional laterals; (b) payback period of less than 12 months; and (c) projected internal rate of return on capital invested is accretive to earnings.

     Our revitalization process is directed toward bringing wells back into production or enhance production through ordinary practices used in the oil and gas industry. Our revitalization procedures used on acquired wells include the installation of new or good used equipment on the well; cleaning out the well with open ended tubing, tubing with a bit, or tubing with a mule shoe; treating the well with acid, soapy water, or other proprietary chemicals sourced from third parties; re-entry of a plugged and abandoned well; and drilling of a new lateral extension on an existing well. Our well revitalization program enables us to generate short-term cash and to hold leases for additional future development.

     Additionally, we have conducted reservoir engineering on a program to drill new laterals from existing well-bores or offset locations that we have already leased. The purpose of these laterals are to provide more aerial access to the formation in order to increase the flow rate and to recover additional oil and gas reserves not recoverable from the existing vertical (straight) holes. We completed our initial lateral - the Hagen Ranch #3 and our second lateral – the Perkins Oil Unit #1. These wells have produced during our fiscal years 2008 and 2009, approximately 10,948 and 9,918 barrels of oil, respectively net to our interest.

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

     Historically, we have retained substantially all our earnings to fund our capital program and to grow our oil and gas reserve base. Presented below are our actual sales of oil and gas production and average prices realized during the years ended March 31, 2009 and 2008:

     We have acquired and hold oil and gas lease acreage totaling approximately 15,159 and 12,630 gross and net acres, respectively. As of March 31, 2009 our proved undeveloped properties consisted of 21 new laterals available to drill, 19 old laterals and 7 shut in and plugged and abandoned wells identified for re-entry.

     Our principal office is located at 6800 West Loop South, Suite 415, Bellaire, Texas 77401. Our phone number is (713) 528-1881. The Company is authorized to transact business in the state of Texas, and is a bonded operator with the Texas Railroad Commission.

Research and Development

     We have not allocated funds for conducting research and development activities. We do not anticipate allocating funds for research and development in the immediate future.

Marketing of Crude Oil and Natural Gas

     We operate exclusively in the oil and gas industry. Crude oil and natural gas production from wells owned by us is generally sold directly to oil purchasers such as GulfMark Energy, Inc. and Texon LP., and sales are generally made on a month to month basis, and oil sales are made at the tank battery for a well. Prices typically are tied to West Texas Intermediate crude and natural gas commodity futures trading prices as posted in national publications. Natural gas delivered through pipeline networks is sold through a month to month agreement with the Houston Pipeline Company.

     Although we believe that we are not dependent upon any one customer, our marketing arrangement with GulfMark accounted for approximately 88% and 86% of our revenue for the years ended March 31, 2009 and 2008, respectively. In the event that GulfMark is unwilling or unable to purchase the production, we believe alternative purchasers of its production are readily available at competitive market prices.

Employees

     As of our fiscal year ended March 31, 2009, we employed four full-time employees, consisting of two executives, and two administrative support staff. We also utilize certain outsourced third parties to provide operational, technical, accounting and certain administrative services. As production levels increase, we may find the need to hire additional personnel.

     None of our employees is a member of any union, nor have they entered into any collective bargaining agreements. We believe that our relationship with our employees is good. With the successful implementation of our business plan, we may seek additional employees in the next year to handle anticipated potential growth.

Facilities

     We currently occupy approximately 3,266 square feet of office space in Bellaire, Texas for $5,062 per month pursuant to an 18 ½ month lease agreement with an expiry of June 30, 2010.

As of March 31, 2009, Lucas had no drilling commitments for drilling and completion of wells in progress.

Industry Segments

     We are presently engaged in one industry segment, which is the exploration and production of oil and natural gas.

ITEM 1A. RISK FACTORS.

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

Our Credit Facility is secured with substantially all existing and after acquired assets, and are subject to financial covenants that we must meet.

     Our Revolving Line of Credit and Letter of Credit Facility with Amegy Bank that we entered into on October 8, 2008 is secured by substantially all of our existing and after acquired assets. The availability of funds and repayments of borrowed funds are subject to periodic borrowing base determinations. Amegy’s lending commitment and our borrowing capacity may increase or decrease as the collateral value of the oil and gas properties securing the Credit Facility fluctuates with factors such as changes in commodity prices, revisions to reserve estimates, and changes in capital expenditure and operating cost estimates. At closing we had immediate access to a $3.0 million line of credit under the Credit Facility. The Credit Facility provides for scheduled semiannual borrowing base redeterminations on June 1 and December 1, or at any other time that Amegy or Lucas may request an unscheduled redetermination; but neither is obligated to accommodate an unscheduled redetermination more than once between the scheduled semiannual redeterminations.

     On March 30, 2009, the Amegy lending commitment was reduced to $2.7 million with a $25,000 per month reduction to Amegy’s lending commitment commencing April 30, 2009, and continuing until such time as a subsequent redetermination is made. All funds borrowed must be repaid within three (3) years of closing the Credit Facility, or earlier if repayments are required pursuant to periodic borrow base redetermination. The Credit Facility contains financial covenants that we are required to meet and if not met, we will be required to request waiver(s). There are no assurances that should the lending commitment be reduced on the Credit Facility, and if we are required to repay all or a portion of the outstanding borrowings on the Credit Facility prior to maturity that we will be able to meet such repayments within the timeframe required or on terms that are not unfavorable to us and our shareholders. Additionally, there are no assurances that should we require a waiver of the financial covenants, that Amegy will waive the covenant(s) and their remedies.

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

ITEM 2.

PROPERTIES.

Our properties consist of working and royalty interests owned by us in various oil and gas wells and oil and gas lease acreage located in Texas.

Oil and Gas Acreage

     The following table sets forth the developed leasehold acreage held by us as of March 31, 2009 and 2008. Gross acres are the total number of acres we have a working interest. Net acres are the sum of our fractional working interests owned in the gross acres.

     In certain leases, our ownership varies at different depths; therefore, the net acreage in these leases is calculated using the lowest ownership interest at any depth.

Reserves

     Our proved reserves and the standardized measure of discounted future net cash flows of our interests in proved oil and gas reserves at March 31, 2009 are set forth below:

     Our proved reserves and the standardized measure of discounted future net cash flows of our interests in proved oil and gas reserves at March 31, 2008 are set forth below:

     The proved reserves estimates contained in the above tables at March 31, 2009 and 2008 are based primarily on reserve reports prepared by of Forest A. Garb & Associates, independent petroleum consultants to the Company. The present values of the proved reserves identified in the tables are prepared by discounting future projected net cash flows computed with constant oil and gas prices of $48.16 per barrel (Bbl) and $3.64 per thousand cubic feet (Mcf) and constant future production and development costs less estimated future income tax expense. The constant oil and gas prices used at March 31, 2008 were $103.99 per barrel and $6.44 per thousand cubic feet, respectively. The estimated future net cash flows are then discounted at a rate of 10 percent per year.

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

     See Supplemental Information on Oil and Gas Producing Activities included as part of our consolidated financial statements.

Wells

     The following summarizes the Company's productive oil and gas wells as of March 31, 2009 and 2008. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which the company has an interest. Net wells are the sum of the Company's fractional working interests owned in the gross wells.

	Year ended	Year ended
	March 31, 2009	March 31, 2008
Oil and gas wells, Texas:	43	49
Gross	43	49
Net	40	43

     The following summarizes our net production and capital expenditures for the years ended March 31, 2009 and 2008:

     The following is a list of our oil and natural gas producing properties at March 31, 2009 and 2008 and the crude oil and the natural gas production sales for the years then ended, all volumes are net to our interest in the properties:

The following summarizes the Company’s drilling activities for the years ending March 31, 2009, and 2008:

     Set forth in the following schedule is the average sales price per unit of oil, expressed in barrels ("bbl"), and of natural gas, expressed in thousand cubic feet ("mcf") and average cost of porduction produced by us for the past two fiscal years.

*Gas sold is a byproduct of oil production; costs associated with the gas sold are included in the cost of oil production.

     The following schedule sets forth the capitalized costs relating to oil and gas producing activities by us for the past two fiscal years.

	March 31,
	2009	2008
Proved oil and gas producing properties
and related lease and well equipment	$22,794,893	$18,978,699
Accumulated depletion	(1,721,580)	(846,470)
Net Capitalized Costs	$21,073,313	$18,132,229

     We do not anticipate investing in or purchasing assets and/or property for the purpose of capital gains. It is our intention to purchase assets and/or property for the purpose of enhancing our primary business operations. We are not limited as to the percentage amount of our assets we may use to purchase any additional assets or properties.

ITEM 3.    LEGAL PROCEEDINGS.

The Company is not aware of any pending or threatened litigation.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended March 31, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

     Our common stock is quoted on the NYSE Amex (“AMEX”) under the symbol LEI. Set forth in the table below are the quarterly high and low prices of our common stock for the past two fiscal years.

Holders

     As of March 31, 2009, there were approximately 1,471 certificate and non-objecting beneficial holders of record of our common stock. This does not take into account those shareholders who object to disclosure on the non-objecting beneficial owners disclosure list.

Dividend Policy

     We have not declared, paid cash dividends, or made distributions in the past. We do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings to finance operations.

Issuance of Unregistered Shares of Common Stock

     On September 8, 2008, Lucas issued 5,250 shares of restricted common stock to a geologist for their services on various oil and gas properties. These shares were valued and recorded at $17,378 as an addition to the oil and gas full cost pool.

     On January 31, 2009, Lucas issued 12,720 shares of restricted common stock to a geologist for his services on various oil and gas properties. These shares were valued and recorded at $7,250 as an addition to the oil and gas full cost pool.

     On February 28, 2009, Lucas issued 19,230 shares of restricted common stock to an officer pursuant to his compensation arrangement with the Company. These shares were valued and recorded at $8,846.

     On March 31, 2009, Lucas issued 100,000 shares of restricted common stock to Directors for their services. These shares were valued and recorded at $45,000.

     All of these share issuances were conducted in compliance with the exemption from registration provided by Rule 4(2).

Purchases of Treasury Stock

     On September 8, 2008, Lucas repurchased 10,000 shares of its common stock in the open market trading at a cost of $21,087. The shares are held by Lucas’ transfer agent as Treasury stock, and the shares are treated as issued but not outstanding at March 31, 2009.

     On October 29, 2008, Lucas repurchased 26,900 shares of its common stock in the open market trading at a cost of $28,072. The shares are held by Lucas’ transfer agent as Treasury stock, and the shares are treated as issued but not outstanding at March 31, 2009.

These share purchases were effected through a Rule 10B-18 program with a third-party brokerage firm.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The terms “Lucas Energy,” “Lucas,” “we,” “us” and “our” refer to Lucas Energy, Inc.

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

Overview

     Lucas is an independent oil and gas company based in Houston, Texas that holds approximately 15,100 gross acres under oil and gas leases in South Texas primarily in the Gonzales County, Texas area. Our strategy is to acquire underperforming oil and gas assets in which we believe we can increase production. We focus on building, revitalizing and developing a diversified portfolio of oil and gas properties. In addition to our approximately 12,600 net acreage position under oil and gas leases, we currently operate 26 producing wells that produce approximately 125 – 135 barrels of oil per day (“BOPD”), gross. We control another 16 shut-in or plugged wells bores. We own 100% working interest in all but one of our operated wells. We also hold non-operating interests in 3 wells in Gonzales, Texas.

     We seek to acquire shut-in wells that we believe have been overlooked by other companies and have, in our assessment, a high probability of additional recovery of reserves through our revitalization process or through the drilling of new laterals. Specifically, we seek out opportunities to acquire wells located in mature oil fields that we believe are underdeveloped and have the potential to recover significant oil reserves that are still in place. Most of the acquisition prospects that we conduct initial screening on are sourced directly by our senior management or specialized third-party consultants with local area knowledge.

     Our revenues are derived primarily from the sale of the oil that we produce from our wells. We derive ancillary revenue from associated natural gas produced in connection with production from our oil wells. Our revitalization of wells program enables us to generate short-term cash and to hold the lease for additional future development.

Oil and Gas Operating Activities

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

     Our capital program is comprised of development activities that involve: (i) drilling of new laterals from existing wells bores in the Austin Chalk formation, (ii) re-entry of shut-in and previously plugged and abandoned wells; and (iii) “clean out” of old laterals. In connection with the capital projects we will be able to acquire data on the vertically adjacent Buda and Eagleford formations. The drilling of new laterals allow for more aerial access to the Austin Chalk formation in order to increase the flow rate and to recover additional oil and gas reserves not recoverable from the existing vertical (straight) holes. A portion of the capital projects we intend to undertake are:

(1) Initial production is calculated at 8/8th interest. (2) Before federal income tax.

     Proved Producing PV 10, as identified in the above tables, is a 10% discount applied to estimated future net revenues. Estimated future net revenues are based on estimated net reserves, using constant oil and gas prices and costs, Oil and gas prices used in the derivation of the PV10 were $48.16 per barrel (Bbl) and $3.64 per thousand cubic feet (Mcf), respectively, for this purpose.

Results of Operations

     The following table sets forth the revenue and production data for continuing operations for the two most recent fiscal years ended March 31, 2009 and 2008.

For the Year Ended March 31, 2009 Compared to the Year Ended March 31, 2008

Management Analysis of Operation

Results of Operations:

Oil and Gas Revenues

     The $311,392 increase in our oil and gas net sales was primarily attributable to an increase of 4,581 barrels of production of oil and 5,793 mcf of natural gas through the ongoing acquisition and rework program. Our increase in revenue was limited due to a $2.50 per barrel decrease in the average price realized from the sale of our oil production.

     Overall, our production increase in fiscal 2009 reflects the $4,004,694 in capital expenditures we made on our acquisition and rework program and our development activities on existing well sites.

Lease Operating Expenses

     Lease operating expenses increased $737,087 due to the overall increases in production from our acquisition and development activities. We experienced a $15.18 per barrel oil equivalent increase in production costs due to increased field costs from additional production volumes, $324,000 in workovers and $139,000 in chemical treatments. We achieved certain economies of scale associated with performing projects in a limited geographical area thereby allowing our fixed production costs to be substantially unchanged and therefore allocable over greater production. Normal workover costs for equipment repairs, maintenance of ongoing production and unsuccessful workovers undertaken to increase production are expensed in the year incurred. Workover activity can significantly affect production volumes and, accordingly, the production cost per barrel over each period.

General and Administrative Expenses

General and administrative expenses remained relatively steady with a $2,814 decrease.

Interest Expense

     Interest expense decreased $12,684. The decrease is attributable to the repayment in July 2007 of $2,300,000 of debt issued in August 2006 and new borrowings on the line of credit beginning in October 2008.

Unrealized and Realized Losses

     Unrealized losses on marketable securities totaled $2,095,019 and resulted from shares of Bonanza Oil and Gas, Inc. that are held. The realized losses totaling $121,273 were associated with crude oil commodity contracts that were linked to NYMEX crude oil futures contracts.

Interest Income

     Interest income decreased $133,509 attributable to a decrease in the average amount of cash on hand following the sale of common stock in fiscal 2008 and interest related to notes receivable.

Income Tax Expense

     Income tax expense decreased due primarily to a reduction in net income as a result of increased lease operating expenses and unrealized loss on investments, resulting in a reduction of net income.

Net Income

     The $2,122,093 decrease in net income is primarily attributable to unrealized losses on investments of $2,095,019 and an increase in lease operating expenses of $737,087, which offset the increase of $301,392 in total revenues.

Liquidity and Capital Resources

     As of March 31, 2009, we had cash of $136,841 and negative working capital of $513,240, that includes a provision to repay $300,000 on our Amegy Credit Facility. This compares to cash of $1,142,386 and working capital of $2,954,739 at March 31, 2008. During fiscal 2008, we completed a private placement that provided net proceeds of $11,364,483. We used the funds received in the private placement principally to repay the $2,300,000 note payable and acquire oil and gas property and equipment. During fiscal 2009, we used the remaining proceeds from the private placement from fiscal 2008 and added a revolving line of credit to assist with funding our capital and operating expenses.

     We anticipate that cash flow from operations combined with cash on hand is sufficient to cover our operating and general and administrative requirements for our fiscal year 2010. In order to fully execute our capital program over the next twelve months we intend to seek additional financing in the form of common equity, convertible preferred or convertible debt, and joint venture partners. An acceleration of acquisitions or our planned drilling operations would require that we secure additional financing more quickly. We have no definitive agreements or arrangements for additional funding. Additional financing, if needed, through partnering, public or private equity financings, lease transactions or other financing sources may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to our stockholders.

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

Cash flow from operating activities

     For the year ended March 31, 2009, net cash provided from operating activities was $581,929 compared to net cash provided from operating activities of $1,162,356 for the year ended March 31, 2008. The $580,427 decrease in net cash provided from operating activities is primarily due to the decrease in accounts payable.

Cash flow from investing activities

     For the year ended March 31, 2009, net cash used in investing activities was $3,921,369, primarily attributed to our drilling and continued rework program compared to net cash used in investing activities of a $9,794,471 for the year ended March 31, 2008 for similar activities. Our investing activities in fiscal 2009 were funded from the use of remaining proceeds from the private placement completed in the second quarter 2008, advances from the credit facility and cash provided from operations.

Cash flow from financing activities

     For the year ended March 31, 2009, net cash flow from financing activities was $2,333,895, primarily attributable to advances from our credit facility compared to cash flow provided from financing activities of $9,064,483 for the year ended March 31, 2008, which was primarily attributable to our net $11,364,483 million Unit offering.

Hedging

     We did not hedge any of our oil or natural gas production during fiscal 2009 or 2008 and have not entered into any such hedges from March 31, 2009 through the date of this filing.

Contractual Commitments

None

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet arrangements.

Related Party Transactions

None.

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

     In December 2008, the SEC released Final Rule, “ Modernization of Oil and Gas Reporting .” The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require that companies 1) report the independence and qualifications of its reserves preparer or auditor, 2) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit, 3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. We are currently assessing the impact, if any, that the adoption of the pronouncement will have on ouroperating results, financial position or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our consolidated financial statements as of March 31, 2009 and 2008 and for the fiscal years ended March 31, 2009 and 2008 have been audited by GBH CPAs, PC, an independent registered public accounting firm, and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

     In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2009, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our principal executive officer and principal financial officer, has concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

     We concluded that the consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows for the year ended March 31, 2009 in conformity with U.S. generally accepted accounting principals (“GAAP”).

Management’s Report on Internal Control over Financial Reporting

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the criteria framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2009.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over our financial reporting. Management's report was not subject to attestation by ourregistered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting.

     There have not been any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, and CORPORATE GOVERNESS

The following table sets forth the names, ages, and offices held by our directors and executive officers:

Name	Position	Date First Elected	Age

Fred J. Hofheinz	Chairman of Board	September 18, 2008	71
William A. Sawyer	Chief Executive Officer, Director`	April 6, 2005	60
Donald L. Sytsma	Chief Financial Officer, Treasurer	April 14, 2009	51
Eric Wold	Director	May 19, 2006	36
Peter K. Grunebaum	Director	January 29, 2007	75

Information Concerning the Board of Directors and its Committees.

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

     The Board of Directors is comprised of a majority of the directors who are independent, and the Board has determined that Mr. Hofheinz, Mr. Grunebaum, and Mr. Wold do not have a material relationship with Company that would interfere with the exercise of independent judgment in carrying out their responsibilities of a director. The Board has established an Audit and Ethics Committee, a Nominating Committee and a Compensation Committee that are solely comprised of the aforementioned independent directors.

The business experience of each of the persons listed above during the past five years is as follows:

FRED J. HOFHEINZ, CHAIRMAN OF BOARD, Chair of Nominating Committee

     Mr. Hofheinz, the former Mayor of the City of Houston (1974-1978), began his business career with his late father, Roy Hofheinz, Sr., the founder of the Houston Astrodome and the initial owner of the Houston Astros baseball team. Mr. Hofheinz played a key role in the family real estate development projects surrounding the Astrodome, including an amusement park – Astroworld and four hotels. He was the senior officer of Ringling Brothers Barnum and Bailey Circus, which was owned by the Hofheinz family. In 1971, Mr. Hofheinz co-founded a closed circuit television company, Top Rank, which is now the leading professional boxing promotion firm in the nation. He has served as President of the Texas Municipal League and served on the boards of numerous other state and national organizations for municipal government elected officials. In addition to his law practice, Mr. Hofheinz also owned several direct interests in oil and gas companies. He has also dealt extensively with business interests, primarily oil and gas related, in the People’s Republic of China and in the Ukraine.

     For the past five years Mr. Hofheinz has been an investor and a practicing attorney with the firm of Williams, Birnberg & Anderson in Houston, Texas, and the city that he served as mayor from 1974 to 1978. While he has numerous investments in real estate, his principal investment interest is in oil and gas. He has been actively engaged in successful exploration and production ventures, both domestic and international. He holds a PhD in economics, from the University of Texas and takes an active interest in Houston’s civic and charitable affairs. He was admitted to the Texas bar in 1964, having received his preparatory education at the University of Texas, (B.A., M.A., Ph.D., 1960-1964); and his Legal education at the University of Houston, (J.D., 1964).

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

DONALD L. SYTSMA - CHIEF FINANCIAL OFFICER, TREASURER

     Mr. Sytsma has over 25 years experience in the energy industry in the upstream, midstream and downstream energy sector. Mr. Sytsma received his bachelor of science in accounting from Indiana University in May 1979 with highest distinction. Mr. Sytsma is a former Executive Committee Member of the North America Energy Standards Board and Co-Chaired multiple industry subcommittees, developing standards for the U.S. energy markets. Mr. Sytsma is a certified public accountant. Mr. Sytsma is a certified public accountant in the State of Texas. Mr. Sytsma was a director, Treasurer and Chief Financial Officer of Gulf Western Petroleum (formerly Wharton Resources). Since April 2003, Mr. Sytsma has been president of DLS Energy Associates, LLC, an independent consulting company. From November 2003 to June 2005, Mr. Sytsma was Chief Financial Officer of Altus Explorations, and from November 2003 through February 2006, Mr. Sytsma was a director of Altus. From May 2001 to April 2003, Mr. Sytsma was Vice-President of R.J. Rudden Associates.

ERIC WOLD, CFA – DIRECTOR, Chairman of Audit and Ethics Committee

     Eric Wold is the Director of Equity Research at Merriman Curhan Ford, where he is responsible for managing the firm’s Research Department as well as covering the Media & Entertainment and Branded Consumer sectors. He joined the firm in March 2002. For 2006, Mr. Wold was ranked #1 in the nation by the Forbes/StarMine survey and #4 by The Wall Street Journals Best on the Street survey for the Restaurant industry. For 2004, Mr. Wold was ranked #2 in the nation by both The Wall Street Journals’ Best on the Street and the Forbes/StarMine surveys for the Restaurant industry. Prior to joining Merriman Curhan Ford, Mr. Wold served as Director of Corporate Finance with NightFire Software, a privately-held telecommunications software company based in Oakland, California. In this capacity, he oversaw the company's corporate finance activities, including a Series D equity financing and multiple debt restructurings. From 1997 through 2000, Mr. Wold served as Vice President and Senior Research Analyst at First Security Van Kasper, where he was responsible for the Restaurant and Branded Consumer sectors. Prior to Van Kasper, Mr. Wold began his career on the buy-side with Research Analyst positions with both Polynous Capital Management (a hedge fund that he co- founded in 1996) and GT Global Financial Services. Mr. Wold received his Chartered Financial Analyst (CFA) designation in 1997 and a BS in Finance from the University of California at Berkeley.

PETER K. GRUNEBAUM – DIRECTOR, Chairman of Compensation Committee

     Mr. Grunebaum is an independent investment banker with over 40 years of experience in the energy sector with a specialty in Exploration & Production. Previously he was the Managing Director of Fortrend International, an investment firm headquartered in New York, New York, a position he held from 1989 until the end of 2003. From 2003 to present, Mr. Grunebaum has been an independent investment banker. Mr. Grunebaum is a graduate of Lehigh University, and in addition to being a board member of Lucas, he is also on the Board of Prepaid Legal Services, Inc. [NYSE:PPD] and Stonemor Partners LP. [NASDAQ: STON].

Information about Board Committees

     The Chairman of the Audit and Ethics Committee is Mr. Eric Wold, and committee members are Mr. Grunebaum and Mr. Hofheinz. Mr. Wold is a financial expert as defined in Regulation S-X, Item 407 (d) 5 (ii) through his experience as a Chartered Financial Analyst in assessing the performance of companies and in evaluating complex financial statements of companies. The Audit Committee has a written charter, and expects to incorporate the charter by reference to the Company’s Proxy. In the event that the Proxy is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, the charter shall be filed as an amendment to the Form l0-K no later than the end of the 120-day period.

     The Chairman of the Nominating Committee is Mr. Fred Hofheinz, and committee members are Mr. Wold and Mr. Grunebaum. The Nominating Committee has a written charter, and expects to incorporate the charter by reference to the Company’s Proxy. In the event that the Proxy is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, the charter shall be filed as an amendment to the Form l0-K no later than the end of the 120-day period.

     The Chairman of the Compensation Committee is Mr. Peter Grunebaum, and committee members are Mr.Hofheinz and Mr. Wold. The Compensation Committee has a written charter, and expects to incorporate the charter by reference to the Company’s Proxy. In the event that the Proxy is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, the charter shall be filed as an amendment to the Form l0-K no later than the end of the 120-day period.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended March 31, 2009.

CODE OF ETHICS

     The Company adopted a code of ethics (“Code”) that applies to all of its directors, officers, employees, consultants, contractors and agents of the Company. The Code of Ethics has been reviewed and approved by the Board of Directors. Copies of the Company’s Code of Ethics are available, free of charge, by submitting a written request to the Company at 6800 West Loop South, Suite 415, Bellaire Texas 77401.

WHISTLEBLOWER POLICY

     The Company adopted a Whistleblower Policy (“Policy”) that applies to all of its directors, officers, employees, consultants, contractors and agents of the Company. The Whistleblower Policy has been reviewed and approved by the Board of Directors. Copies of the Company’s Whistleblower Policy are available, free of charge, by submitting a written request to the Company at 6800 West Loop South, Suite 415, Bellaire Texas 77401.

ITEM 11. EXECUTIVE COMPENSATION

     The Company expects to incorporate the information required by Item 11 by reference to the Company’s Proxy. In the event that the Proxy is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, the information required by Item 11 shall be filed as an amendment to the Form l0-K no later than the end of the 120-day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCK

     The following table sets forth information, to the best of our knowledge as of March 31, 2009, with respect to each person known by us to own beneficially more than 5% of our outstanding common stock, and each director and all directors and officers as a group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the past two fiscal years, there have been no transactions between us and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

     The James Cerna Revocable Trust, whose trustee is the Company's former Chairman, CEO and President, has a direct material interest commensurate with their present share ownership interest in the Company.

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

Audit Fees

     The aggregate fees billed by our independent auditors, GBH CPAs, PC and Malone & Bailey, PC for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K for the years ended March 31, 2009 and 2008, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters ending June 30, September 30, and December 31, 2008 and 2007, were:

     For the years ended March 31, 2009 and 2008, there were no fees billed for assurance and related services by GBH CPAs, PC or Malone & Bailey, PC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

     For the years ended March 31, 2009 and 2008, fees billed by GBH CPAs, PC or Malone & Bailey, PC, respectively, for tax compliance, tax advice and tax planning were $-0- and $-0-, respectively.

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

ITEM 15. EXHIBITS
Exhibit No. Description

3.1	Articles of Incorporation*

3.2	Bylaws*

10.1	Contract with SMC*

10.2	Consignment Agreement*

10.3	Stock Purchase Agreement between Lucas Energy, Inc. and The Delphic Oil Co., LLC, dated December 20, 2006*

10.4	Oil, Gas and Mineral Lease between Lucas Energy, Inc. and Griffin, filed of record on February 23, 2007*

10.5	Employment Agreement between Lucas Energy, Inc. and James J. Cerna, dated March 20, 2007*

10.6	Employment Agreement between Lucas Energy, Inc. and William A. Sawyer, dated March 20, 2007*

10.7	Credit Agreement between Lucas Energy, Inc. and Amegy Bank National Association (2)

10.8	Secured Promissory Note between Lucas Energy, Inc. and Amegy Bank National Association (2)

Deed of Trust, Security Agreement, Financing Statement and Assignment of Production from Lucas

10.9	Energy to Kenneth R. Batson, Trustee, for the benefit of Amegy Bank National Association (2)

10.10	Security Agreement by Lucas Energy, Inc. in favor of Amegy Bank National Association (2)

14.1	Code of Ethics (1)

14.2	Whistleblower Protection Policy (1)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the

32.1	Sarbanes-Oxley Act of 2002 (1)

Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the

32.2	Sarbanes-Oxley Act of 2002 (1)

*	Incorporated by reference to previous filing with the United States Securities and Exchange Commission

	(1)	Filed herewith.

	(2)	Incorporated by reference to the Form 8-K dated October 8, 2008 filed with the United States Securities and Exchange Commission on October 14, 2008.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCAS ENERGY, INC.

BY: /S/ WILLIAM A SAWYER
William A. Sawyer
President and C.E.O.

Dated: June 29, 2009

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ s / FRED HOFHEINZ	Chairman	June 29, 2009
Fred Hofheinz

/s/ WILLIAM SAWYER	President, CEO, and Director
William Sawyer	(Principal Executive Officer)	June 29, 2009

/s/ DONALD L. SYTSMA	Chief Financial Officer
Donald L. Sytsma	(Principal Financial Officer and	June 29, 2009
Accounting Officer)

/s/ ERIC WOLD	Director	June 29, 2009
Eric Wold

/s/ PETER GRUNEBAUM
Peter Grunebaum	Director	June 29, 2009

LUCAS ENERGY INC.

INDEX TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lucas Energy, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Lucas Energy, Inc. as of March 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2009 and 2008. These consolidated financial statements are the responsibility of Lucas Energy, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lucas Energy, Inc. as of March 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

June 29, 2009

LUCAS ENERGY, INC.
Consolidated Balance Sheets

	March 31, 2009	March 31, 2008
CURRENT ASSETS		
Cash	$ 136,841	$ 1,142,386
Marketable securities	293,336	2,388,355
Oil and gas receivable	138,283	559,886
Deferred financing costs	121,606	-
Other current assets	57,764	38,849
TOTAL CURRENT ASSETS	747,830	4,129,476
OIL AND GAS PROPERTIES, FULL COST METHOD		
Properties subject to amortization	22,794,893	18,978,699
Accumulated depletion, depreciation and amortization	(1,721,580)	(846,470)
OIL AND GAS PROPERTIES, NET	21,073,313	18,132,229
Property, plant and equipment, net of accumulated depreciation of $3,738 and $363, respectively	26,033	2,255
Deferred financing costs, net of amortization of $49,223 and $-0-, respectively	250,922	-
Other assets	56,828	51,766
TOTAL ASSETS	$ 22,154,926	$ 22,315,726
CURRENT LIABILITIES		
Accounts payable - trade	$ 808,598	$ 1,174,737
Borrowings on credit facility, current portion	300,000	-
Accrued expenses	152,472	-
TOTAL CURRENT LIABILITIES	1,261,070	1,174,737
NON-CURRENT LIABILITIES		
Borrowings on credit facility	2,350,000	-
Asset retirement obligations	181,599	141,512
Deferred tax liabilities	-	834,126
TOTAL LIABILITIES	3,792,669	2,150,375
STOCKHOLDERS' EQUITY		
Preferred stock, 10,000,000 shares authorized of $0.001 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized of $0.001 par value, 10,383,388 and 10,346,488 shares issued and outstanding, respectively at March 31, 2009 and 10, 246,189 shares issued and outstanding at March 31, 2008	10,383	10,246
Additional paid-in capital	18,864,225	18,518,806
Treasury stock, at cost	(49,159)	-
Retained earnings (accumulated deficit)	(463,192)	407,046
Accumulated other comprehensive income	-	1,229,253
TOTAL STOCKHOLDERS' EQUITY	18,362,257	20,165,351
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 22,154,926	$ 22,315,726

See notes to consolidated financial statements.

See notes to consolidated financial statements.

LUCAS ENERGY, INC.
Consolidated Statement of Stockholders' Equity
For the Years Ended March 31, 2009 and 2008
(Unaudited)

	Preferred Stock		Common Stock						
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid- In Capital	Retained Earnings / (Accumulated) Deficit)	Accumulated Other Comprehensive Income	Total
Balance, March 31, 2007	-	-	7,448,107	$ 7,448	$ -	$ 7,052,121	$ 384,444	$ -	$ 7,444,013
Common stock and warrants issued for cash	-	-	2,763,049	2,763	-	12,707,238	-	-	12,710,001
Stock issuance costs	-	-	-	-	-	(1,345,518)	-	-	(1,345,518)
Common shares issued for services at $3.00 per share	-	-	35,033	35	-	104,965	-	-	105,000
Unrealized gain on available for sale securities	-	-	-	-	-	-	-	1,229,253	1,229,253
Net income	-	-	-	-	-	-	22,602	-	22,602
Balance, March 31, 2008	-	-	10,246,189	10,246	-	18,518,806	407,046	1,229,253	20,165,351
Reclassification of unrealized gain on available for sale securities	-	-	-	-	-	-	1,229,253	(1,229,253)	-
Warrants issued for services	-	-	-	-	-	267,082	-	-	267,082
Common shares issued for services at $3.31 per share	-	-	5,250	5	-	17,373	-	-	17,378
Treasury shares repurchased at $2.11 per share	-	-	(10,000)	-	(21,087)	-	-	-	(21,087)
Treasury shares repurchased at $1.34 per share	-	-	(10,000)	-	(13,440)	-	-	-	(13,440)
Treasury shares repurchased at $1.01 per share	-	-	(10,000)	-	(10,100)	-	-	-	(10,100)
Treasury shares repurchased at $.66 per share	-	-	(6,900)	-	(4,532)	-	-	-	(4,532)
Common shares issued for oil and gas properties at $.57 per share	-	-	12,719	13	-	7,237	-	-	7,250
Common shares issued for services at $.46 per share	-	-	19,230	19	-	8,827	-	-	8,846
Common shares issued for directors at $.45 per share	-	-	100,000	100	-	44,900	-	-	45,000
Net loss	-	-	-	-	-	-	(2,099,491)	-	(2,099,491)
Balance, March 31, 2009	-	$ -	10,346,488	$ 10,383	$ (49,159)	$ 18,864,225	$ (463,192)	$ -	$ 18,362,257

See notes to consolidated financial statements.

F - 5

LUCAS ENERGY, INC.
Consolidated Statements of Cash Flows

	For the Year Ended March 31, 2009	For the Year Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES		
Net income (loss)	$ (2,099,491)	$ 22,602
Adjustments to reconcile net income (loss) to net cash provided by operating activities:		
Depreciation, depletion, amortization and accretion	899,949	697,599
Amortization of deferred financing costs	49,223	-
Deferred tax expense (benefit)	(834,126)	68,689
Unrealized loss on marketable securities	2,095,019	-
Realized loss on marketable securities	121,273	-
Share-based compensation	320,928	105,000
Changes in operating assets and liabilities:		
(Increase) decrease in accounts receivable	421,603	(449,388)
Increase in other current assets	(18,915)	(26)
(Increase) decrease in other assets	(5,062)	4,357
Increase (decrease) in accounts payable and accrued expenses	(368,472)	713,523
Net Cash Provided by Operating Activities	**581,929**	**1,162,356**
CASH FLOWS FROM INVESTING ACTIVITIES		
Proceeds from sale of oil and gas properties	188,500	-
Investments in marketable securities	(121,273)	(10,000)
Proceeds from sale of marketable securities	-	365,000
Note receivable	-	(400,000)
Purchase of oil and gas property and equipment	(3,961,443)	(9,749,471)
Purchase property, plant and equipment	(27,153)	-
Net Cash Used in Investing Activities	**(3,921,369)**	**(9,794,471)**
CASH FLOWS FROM FINANCING ACTIVITIES		
Net proceeds from the sale of common stock	-	11,364,483
Advances from credit facility, net	2,383,054	-
Cash paid for treasury stock	(49,159)	-
Repayment of note payable	-	(2,300,000)
Net Cash Provided by Financing Activities	2,333,895	9,064,483
NET INCREASE (DECREASE) IN CASH	**(1,005,545)**	**432,368**
CASH AT BEGINNING OF YEAR	1,142,386	710,018
CASH AT END OF YEAR	**$ 136,841**	**$ 1,142,386**
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION		
CASH PAID FOR:		
Interest	$ 39,970	$ 154,643
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

See notes to consolidated financial statements

See notes to consolidated financial statements

LUCAS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND HISTORY

The Company was incorporated on December 16, 2003 in the State of Nevada as Panorama Investments, Corp. On June 16, 2006 the Company consummated a merger with Lucas Energy Resources, Inc. (“Lucas Resources”), a privately held oil and gas company which held oil and gas lease acreage and producing reserves in the State of Texas. The merger was made pursuant to a May 19, 2006 Acquisition and Exchange Agreement whereby the Company acquired all of the issued and outstanding capital stock from the Lucas Resources shareholders. The merger was effected through a reverse merger with the shareholders of Lucas Resources assuming control of and responsibilities for the Company’s activities. In conjunction with the reverse merger, the name of the company was changed to Lucas Energy, Inc. (“Lucas”).

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

Lucas' consolidated financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject Lucas to concentration of credit risk consist of cash and accounts receivable. At March 31, 2009, Lucas’ cash balances were within federal insured limits and were fully insured. Lucas maintains cash accounts only at large high quality financial institutions and Lucas believes the credit risk associated with cash held in banks is remote.

Lucas' receivables primarily consist of accounts receivable from oil and gas sales. Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of March 31, 2009, no allowance for doubtful accounts has been recorded. Lucas’ oil and gas accounts receivable are collateral to the Revolving Line of Credit with Amegy Bank that was closed on October 8, 2008 (See Note 6).

Sales to one customer comprised 88% and 86% of Lucas’ total oil and gas revenues for the fiscal years ending March 31, 2009 and 2008, respectively. Lucas believes that, in the event that its primary customer was unable or unwilling to continue to purchase Lucas’ production, there are a substantial number of alternative buyers for its production at comparable prices.

Marketable Securities

Lucas reports its short-term investments and other marketable securities at fair value. At March 31, 2009, Lucas' short-term investments consisted of shares of common stock held in Bonanza Oil & Gas, Inc. (“Bonanza”). The shares of common stock held in Bonanza have always been recorded on Lucas' balance sheet at fair value. Prior to March 31, 2008, the changes in the fair value of investments held by Lucas were recorded directly to stockholders’ equity as part of “accumulated other comprehensive income”.

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

For the year ended March 31, 2009, the change in fair value of financial instruments caption on Lucas' statement of operations includes an unrealized loss of $2,095,019 related to its Bonanza common stock investments, and a $121,273 realized loss related to other marketable securities. Prior to adopting Statement No. 159, unrealized gains (net of tax) of $1,229,253 were included in other comprehensive income. This is the amount of unrealized gains that, prior to Lucas' adoption of Statement No. 159, had not been recorded in Lucas' historical results of operations.

Upon the adoption of Statement No. 159, as of April 1, 2008, the cumulative unrealized gain of $1,229,253 (net of deferred taxes of $633,252) was reclassified on Lucas' balance sheet from “accumulated other comprehensive income” to retained earnings. The deferred tax portion of the unrealized gain totaling $633,252 was reflected in deferred tax liabilities. Lucas also adopted as of April 1, 2008, the SFAS No. 157, Fair Value Measurements (“Statement No. 157”). Statement No. 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but it does not require any new fair value measurements. The adoption of Statement No. 157 had no impact on Lucas' financial statements, but the adoption did result in additional required disclosures as set forth in Note 3.

Fair Value of Financial Instruments

As at March 31, 2009, the fair value of cash, accounts receivable and accounts payable approximate carrying values because of the short-term maturity of these instruments.

Oil and Gas Properties, Full Cost Method

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs on a county by country basis. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Lucas assesses the realizability of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Lucas to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $20.56 per barrel of oil equivalent (“BOE”) and $18.38 per BOE for the years ended March 31, 2009 and 2008, respectively..

Ceiling Test

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at March 31, 2009, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of March 31, 2009 and 2008, no impairment of oil and gas properties was recorded, respectively.

Furniture and Office Equipment

Furniture and office equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of three to five years.

Deferred Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and accrued tax liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per Share of Common Stock

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. The basic income per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Revenue and Cost Recognition

Lucas recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by Lucas is not significantly different from Lucas’ share of production. Costs associated with production are expensed in the period incurred.

Income Taxes

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. The adoption of FIN 48 had no material impact to Lucas’ consolidated financial statement. Tax years subsequent to 2005 remain open to examination by U.S. federal and state jurisdictions.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position FAS157-b, which proposed deferring the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities. Lucas adopted SFAS 157 as it relates to financial assets and liabilities as of April 1, 2008. Lucas is evaluating the impact the adoption of SFAS 157 related to nonfinancial assets and liabilities will have on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No 157 (FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods for those fiscal years. The Company is currently evaluating the impact that SFAS No,. 157 will have on the financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal year 2010.

In June 2008, FASB ratified EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-05 is effective March 1, 2009. The Company has determined that there are no outstanding warrants that are affected by the adoption of ETIF 07-05, and thus it is not impacted by its adoption of EITF 07-05.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”

(FAS 157-4) to amend SFAS 157, . FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability has significantly decreased. In addition, FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company’s operating results, financial position or cash flows.

In December 2008, the SEC released Final Rule, “ Modernization of Oil and Gas Reporting” The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require that companies 1) report the independence and qualifications of its reserves preparer or auditor, 2) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit, 3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. The Company is currently assessing the impact, if any that the adoption of the pronouncement will have on the Company’s operating results, financial position or cash flows.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”

(“SFAS 162”), which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that is directed at auditors rather than entities. SFAS 162 became effective on November 15, 2008 and the SFAS did not an impact on operating results, financial position or cash flows of the Company.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

NOTE 3 - FAIR VALUE MEASUREMENTS

The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including income taxes payable and accrued expenses) included in the accompanying consolidated balance sheets approximated fair value at March 31, 2009, and they are not presented in the following table associated with the fair value measurement of Lucas’ investments.

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

LEVEL 1 FAIR VALUE MEASUREMENTS

Short-term Investments in Marketable Securities -- The fair values of these investments are based on quoted market prices. Lucas' short-term investments as of March 31, 2009 consisted entirely of trading securities which are subject to market fluctuations.

MARKETABLE SECURITIES

Lucas’ marketable securities at March 31, 2009 are comprised of shares of common stock in Bonanza Oil & Gas, Inc. (“Bonanza”) acquired by Lucas in October 2007 as consideration in the sale of its 25% working interest in the ApClark prospect located in Borden County, Texas to Bonanza. The working interest was valued at $848,850 and Lucas received 3,000,000 shares of Bonanza common stock in exchange for its ApClark interest. Lucas sold 1,290,000 shares of the stock to a third party in November 2007 for $365,000 and no gain or loss was recognized on the sale. On November 15, 2007 Bonanza effected a forward split of 2.1 to 1.

In February 2008, Lucas exchanged a $32,000 note receivable due from Global Production, Inc. for 75,700 shares of Bonanza valued at $32,000. No gain or loss was recorded on this transaction. At March 31, 2009, Lucas holds 3,666,700 shares of Bonanza common stock.

On May 2, 2008 Lucas purchased six commodity contracts that were linked to the NYMEX crude oil futures contracts. At the time the contracts were closed out Lucas had a realized loss on the NYMEX contracts totaling $121,273.

NOTE 4 – NOTES RECEIVABLE

During the fiscal year 2008, Lucas loaned $400,000 to Plantation Exploration, Inc. (“Plantation”) as part of a participation agreement for Plantation to identify potential oil and gas prospects in which Lucas would participate. The note bore an interest rate of 8% per annum with a six-month term. During the fourth quarter of its fiscal year ending March 31, 2008, Lucas exchanged the $400,000 note receivable with Plantation plus accrued interest of $22,444 and an outstanding trade account receivable with Plantation of $20,987 for working interests in a seven well program that was valued at $634,610. Three wells in the program were productive, and continue to produce. No gain or loss was recorded on these transactions.

In February 2008, Lucas exchanged the $32,000 note receivable due from Global for 75,700 shares of Bonanza Oil & Gas, Inc. valued at $32,000. No gain or loss was recorded on these transactions.

NOTE 5 – OIL AND GAS PROPERTIES

All of Lucas’ oil and gas properties are located in the United States. Costs being amortized at March 31, 2009 and 2008 are as follows:

	2009	2008
Proved leasehold costs	$9,973,019	$9,394,722
Costs of wells and development	12,692,775	9,473,501
Capitalized asset retirement costs	129,099	110,476
Total cost of oil and gas properties	22,794,893	18,978,699
Accumulated depletion, depreciation,
amortization and impairment	(1,721,580)	(846,470)
Oil and gas properties, net	$21,073,313	$18,132,229

NOTE 6 - REVOLVING LINE OF CREDIT AND LETTER OF CREDIT FACILITY

On October 8, 2008, Lucas entered into a Revolving Line of Credit and Letter of Credit Facility with Amegy Bank (“Credit Facility”). The Credit Facility provides Lucas with up to a $100 million oil and gas reserve-based revolving line of credit that matures on October 8, 2011 (the “Revolving Line of Credit”). The availability of credit and repayments under the Credit Facility are subject to periodic borrowing base redeterminations. The Credit Facility provides for scheduled semiannual borrowing base redeterminations on June 1 and December 1, or at any other time that Amegy or Lucas may request an unscheduled redetermination; but neither is obligated to accommodate an unscheduled redetermination more than once between the scheduled semiannual redeterminations.

At closing, Lucas had immediate access to a $3.0 million line of credit with Amegy Bank. The Credit Facility provides for Lucas’ borrowing capacity to periodically increase or decrease as the collateral value of the proved reserves securing the Credit Facility fluctuates from factors such as change in market prices, revisions to reserve estimates and operating cost estimates, and as the results of drilling and development activities are acquired and interpreted. Proceeds from borrowings under the Credit Facility are to be used to: (1) finance trade payables; (2) fund Lucas’ continuing lateral drilling and revitalization programs on existing wells; (3) finance leasehold acquisitions; (4) conduct other activities on the Lucas properties; and (5) fund general working capital requirements. The Credit Facility is secured by first liens on Lucas’ existing and after acquired oil and gas properties.

The Credit Facility provides for interest on borrowed funds at rates set forth in the Credit Facility, but not less than a 5.0% annual rate. Borrowing under the Credit Facility bear interest at either of the greater of a base rate or the Federal Funds Rate plus 0.50% per annum. The base rate is published Amegy prime rate. Additionally, the Credit Facility provides for a variable commitment fee not to exceed a 0.05% annual rate for the unused portion of the full line of credit; and for Lucas’ repayment of funds borrowed within three (3) years of closing the Credit Facility. Lucas’ interest rate on the Credit Facility for borrowed funds since its execution was and continues to be 5.0% per annum paid monthly.

At closing in October 2008, Lucas’ initial borrowing capacity on the Credit Facility was set at $3.0 million. In conjunction with Amegy’s periodic evaluation and redetermination of the collateral value of the oil and gas reserves securing the Credit Facility, on March 30, 2009 Amegy adjusted their lending commitment to $2.7 million on the Credit Facility, with a $25,000 per month reduction in their commitment until the next redetermination of the borrowing base is made. There is no requirement upon the next redetermination to eliminate any existing monthly commitment reductions.

The Credit Facility contains covenants that Lucas is required to meet including: a) maintain a current ratio not less than 1.00 to 1.00 at any time; b) prohibit the ratio of Indebtedness to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) from being more than 3.75 to 1.00 (as defined in the credit agreement) for the preceding four quarterly periods; and c) limit general and administrative expenses (determined in accordance with generally accepted accounting principles) during a fiscal quarter to no more than twenty-five percent (25.0%) of revenue less recurring lease operating expenses and taxes for the quarter.

At March 31, 2009 the principal balance outstanding on the Credit Facility totaled $2,650,000 and there was $50,000 remaining available under the Credit Facility. Lucas has incurred interest totaling $39,868 since closing the Credit Facility through the period ending March 31, 2009. Lucas is subject to certain financial covenants under the Credit Facility. At March 31, 2009, Lucas did not meet the financial covenant requirements of the Credit Facility. Lucas requested and received waivers from Amegy of the current ratio and the general and administrative expense covenants at March 31, 2009, and Amegy waived any remedies at March 31, 2009 for not meeting the aforementioned covenants. Lucas is subject to evaluating its compliance with the financial covenants on June 30, 2009, at which time it will either meet its covenants or be required to request another waiver. Amegy mare or may not grant Lucas a waiver, if required.

In connection with the Revolving Line of Credit Facility, Lucas capitalized transaction costs totaling $421,751. These deferred financing costs are being amortized over the three year term of the Credit Facility using the effective interest rate method and are recorded to interest expense. For the year ended March 31, 2009, Lucas recorded interest expense for the amortization of the deferred financing costs totaling $49,223, and the unamortized balance of the transactions costs total $372,528 at March 31, 2009. The current portion of the deferred financing costs totaling $121,606 is reported in other current assets in Lucas’ consolidated balance sheet.

NOTE 7 – NOTES PAYABLE

During the quarter ended September 30, 2006, Lucas entered into a Promissory Note in the amount of $2,300,000 with an original maturity date of February 3, 2008. On June 25, 2007, the maturity date was extended to February 3, 2009. The note bore interest at a rate of 14.5% per annum due quarterly. The note was held by private investors and was secured by the assets acquired from the Wilson Oil and Gas Company on August 8, 2006. The note was fully repaid including accrued interest of $71,268 on July 20, 2007.

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

Lucas records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Lucas accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Lucas's credit-adjusted risk-free interest rate. No market risk premium has been included in Lucas's calculation of the ARO balance. Lucas recorded $181,599 and $141,512 of asset retirement obligations for the years ended March 31, 2009 and 2008, respectively.

The following is a description of the changes to the Company's asset retirement obligations for the years ended March 31, 2009 and 2008.

	2009	2008

Asset retirement obligations at beginning of year	$141,512	$111,022
Additions for development drilling	21,129	13,520
Accretion expense	21,464	16,970
Reduction for sale of oil and gas property	(2,506)	-

Asset retirement obligations at end of year	$181,599	$141,512

NOTE 9 – INCOME TAXES

The total provision for income taxes consisted of the following for the years ended:

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes are as follows:

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

At March 31, 2009, had estimated net operating loss carryforwards for federal and state income tax purposes of approximately $8,895,000 which will begin to expire, if unused, beginning in 2026.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

During the fiscal year ended March 31, 2008, Lucas issued 2,763,049 Units in a private placement for $4.60 per Unit. Lucas received gross proceeds of $12,710,001 (net proceeds of $11,364,483 after placement costs). Each Unit was comprised of one share of restricted common stock and one common stock purchase warrant. Each warrant is exercisable at $8.00 per share of common stock for a period of 3 years. The holders of the warrants, at their option, can exercise the warrants on a cashless basis. Lucas issued 247,500 warrants to purchase common stock to the placement agents with an exercise price of $8.00 per share for a period of 3 years with a value of $1,230,426. The relative fair value of the Common Stock and the Common Stock Purchase Warrants comprising the Units are as follows:

On March 14, 2008, Lucas compensated their directors by issuing 35,033 shares of restricted common stock at a price of $3.00 per share. Lucas expensed $105,000 in directors’ compensation for the year ended March 31, 2008.

On September 8, 2008, Lucas issued 5,250 shares of restricted common stock to a geologist for their services on various oil and gas properties. These shares were valued and recorded at $17,378 as an addition to the oil and gas full cost pool.

On September 8, 2008 and October 29, 2009, Lucas repurchased 10,000 shares and 26,900 shares, respectively of its common stock in the open market trading at a total cost of $49,159. The shares are held by Lucas’ transfer agent as Treasury stock, and the shares are treated as issued but not outstanding at March 31, 2009.

On January 31, 2009, Lucas issued 12,719 shares of restricted common stock to a geologist for his services on various oil and gas properties. These shares were valued and recorded at $7,250 as an addition to the oil and gas full cost pool.

On February 28, 2009, Lucas issued 19,230 shares of restricted common stock to an officer pursuant to his compensation arrangement with the Company. These shares were valued and recorded at $8,846.

On March 31, 2009, Lucas issued 100,000 shares of restricted common stock to Directors for their services. These shares were valued and recorded at $45,000.

Preferred Stock

Lucas has authorized 10,000,000 shares of $0.001 par value preferred stock. No shares were outstanding as of March 31, 2009 and 2008.

NOTE 11 – OPTIONS AND WARRANTS

On September 2, 2008, Lucas granted 200,000 non-qualified options to purchase Lucas’ common stock to an officer of Lucas. These options were to vest as follows: 50,000 on March 1, 2009; 50,000 on September 1, 2009; 50,000 on March 1, 2010; and 50,000 on September 1, 2010 at an exercise price of $2.60 per share. The options expire in September 2010. The stock options were valued at $267,083 using the Black-Scholes Options Pricing Model with the following assumptions: i) expected share price volatility of 95.93%; ii) risk free interest rate of 2.26%; iii) contractual term weighted of two years; and iv) no dividend yield. Due to the termination of employment of the officer in January 2009, all options vested upon termination and Lucas recognized the total value of $267,083 during the year ended March 31, 2009 as a non-cash charge for stock-based compensation expense.

In September 2007, Lucas completed a private placement in which it sold 2,763,049 Units. Each Unit was comprised of one share of restricted common stock and a warrant to purchase one share of common stock at $8.00 per share for a period of three years. Also in connection with the private placement, Lucas issued 247,500 warrants to the placement agents, and each warrant entitles the placement agents the right to purchase one share of common stock at $8.00 per share for a period of three years. All warrants issued were outstanding at March 31, 2009 and March 31, 2008 had $-0- intrinsic value.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Lucas leases approximately 3,266 square feet of office space in Bellaire, Texas that serves as its corporate office. The lease is for 18 ½ months, with lease payments of $4,978 per month from December 15, 2008 through April 19, 2009 and lease payments of $5,062 per month from April 20, 2009 through expiration on June 30, 2010. Total rent expense was $46,062 for the year ended March 31, 2009 and $28,432 for the year ended March 31, 2008.

As of March 31, 2009, Lucas had no drilling commitments for drilling and completion of wells in progress.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following supplemental unaudited information regarding Lucas Energy’s oil and gas activities is presented pursuant to the disclosure requirements of SFAS No. 69. The standardized measure of discounted future net cash flows is computed by applying constant prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on period-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on period-end statutory tax rates) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows. All operations of Lucas are located in the United States.

	At March 31, 2009	At March 31, 2008
Proved leasehold costs	$ 9,973,019	$ 9,394,722
Costs of wells and development	12,692,775	9,473,501
Capitalize asset retirement costs	129,099	110,476
Total cost of oil and gas properties	$ 22,794,893	$ 18,978,699
Unproved oil and gas properties	-	-
Accumulated depreciation and depletion	(1,721,580)	(846,470)
Net Capitalized Costs	$ 21,073,313	$ 18,132,229

(2) Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities:

	For the Year Ended March 31, 2009	For the Year Ended March 31, 2008
Acquisition of Properties		
Proved	$ 578,297	$ 2,319,957
Unproved	-	-
Exploration Costs	-	-
Development Costs	3,426,397	7,870,327
Total	$ 4,004,694	$ 10,190,284

(3) Results of Operations for Producing Activities:

	For the Year Ended March 31, 2009	For the Year Ended March 31, 2008
Sales	$ 3,382,060	$ 3,070,668
Production costs	(1,517,616)	(727,968)
Depreciation and depletion	(896,574)	(697,236)
Income tax expense	834,127	(68,689)
Results of operations for producing activities		
(excluding corporate overhead and interest costs)	$ 1,801,997	$ 1,576,775

(4) Reserve Quantity Information

	Oil (Bbls)	Gas (MMcf)
Proved Developed Producing	218,200	67,510
Proved Developed Non Producing	11,900	-
Proved Undeveloped	2,008,760	-
Total Proved, at March 31, 2009	2,238,860	67,510

	Oil (Bbls)	Gas (MMcf)
Proved Developed Producing	496,020	96,010
Proved Developed Non Producing	71,320	-
Proved Undeveloped	1,229,890	-
Total Proved, at March 31, 2008	1,797,230	96,010

A summary of changes in reserve quantities for the years ended March 31, 2008 and 2009 are set forth below:

	Oil (BBL)	Gas (MCF)
Proved reserves at March 31, 2007	1,582,540	41,530
Revisions of previous estimates	(135,263)	56,192
Purchases of minerals in place	303,959	-
Extensions and discoveries	82,720	-
Production	(36,726)	(1,712)
Sales of minerals in place	-	-
Proved reserves at March 31, 2008	1,797,230	96,010
Revisions of previous estimates	(1,027,906)	(21,015)
Purchases of minerals in place	352,750	-
Extensions and discoveries	1,161,990	-
Production	(41,309)	(7,505)
Sales of minerals in place	(3,895)	-
Proved reserves at March 31, 2009	2,238,860	67,490

During the years ended March 31, 2009 and 2008, Lucas had reserve studies and estimates prepared on its various properties. The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult. Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

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