Form 10-K/A
period 2009-03-31
LUCAS ENERGY, INC.
filed 2009-07-29
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Securities registered pursuant to Section 12(b) of the Act:   Common Stock: $0.001 par value

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant

was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark  if disclosure of delinquent filers pursuant to Item 405 of  Regulation  S-K  is not contained herein, and will not be contained,  to the best of the registrant's knowledge, in definitive proxy or information statements incorporated  by  reference  in Part III of this  Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter)	$12,338,093

Number of shares of registrant’s common stock outstanding as of June 16, 2009	10,346,488

EXPLANATORY NOTE

Lucas Energy, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2009.

This Amendment is being filed to amend the Form 10-K at March 31, 2009 to include the information required by Items 10 through 14 of Part III of Form 10-K.  Except for the addition of the Part III information and addition of Board committee charters attached as exhibits, no other changes have been made to the Company Annual Report on Form 10-K for the fiscal year ending March 31, 2009.

LUCAS ENERGY, INC.

FORM 10-K/A

For the Fiscal Year Ended March 31, 2009

TABLE OF CONTENTS

		Page

Part III

Item 10.	Directors, Executive Officers and Corporation Governance.	5
Item 11.	Executive Compensation.	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	10
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	10
Item 14.	Principal Accounting Fees and Services.	11

Part IV

Item 15.	Exhibits, Financial Statement Schedules.	12

SIGNATURES

PART III

ITEM 10       DIRECTORS, EXECUTIVE OFFICERS, and CORPORATE GOVERNESS

The following table sets forth the names, ages, and offices held by our directors and executive officers:

Name	Position	Date First Elected	Age
Fred J. Hofheinz	Chairman of Board	September 18, 2008	71
William A. Sawyer	Chief Executive Officer, Director	April 6, 2005	60
Donald L. Sytsma	Chief Financial Officer, Treasurer	April 14, 2009	51
Eric Wold	Director	May 19, 2006	36
Peter K. Grunebaum	Director	January 29, 2007	75

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

The business experience of each of the persons listed above during the past five years is as follows:

FRED J. HOFHEINZ, CHAIRMAN OF BOARD, Chair of Nominating Committee

Mr. Hofheinz, the former Mayor of the City of Houston (1974-1978), began his business career with his late father, Roy Hofheinz, Sr., who built the Houston Astrodome and who was the initial owner of the Houston Astros baseball team.  Mr. Hofheinz played a key role in the family real estate development projects surrounding the Astrodome, including an amusement park – Astroworld and four hotels.  He was the senior officer of Ringling Brothers Barnum and Bailey Circus, which was owned by the Hofheinz family.   In 1971, Mr. Hofheinz co-founded a closed circuit television company, Top Rank, which is now the leading professional boxing promotion firm in the nation.  He has served as President of the Texas Municipal League and served on the boards of numerous other state and national organizations for municipal government elected officials.  In addition to his law practice, Mr. Hofheinz also owned several direct interests in oil and gas companies.  He has also dealt extensively with business interests, primarily oil and gas related, in the People’s Republic of China and in the Ukraine.

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

There are no family relationships among our directors and executive officers.  No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it.

Information about Board Committees

The Chairman of the Audit and Ethics Committee is Mr. Eric Wold, and committee members are Mr. Grunebaum and Mr. Hofheinz.   Mr. Wold is a financial expert as defined in Regulation S-X, Item 407 (d) 5 (ii) through his experience as a Chartered Financial Analyst in assessing the performance of companies and in evaluating complex financial statements of companies. The Audit Committee has a written charter which is filed herewith in Exhibit 14.3.

The Chairman of the Nominating Committee is Mr. Fred Hofheinz, and committee members are Mr. Wold and Mr. Grunebaum.  The Nominating Committee has a written charter which is filed herewith in Exhibit 14.4.

The Chairman of the Compensation Committee is Mr. Peter Grunebaum, and committee members are Mr. Hofheinz and Mr. Wold.  The Compensation Committee has a written charter which is filed herewith in Exhibit 14.5.

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

CODE OF ETHICS

The Company adopted a code of ethics (“Code”) that applies to all of its directors, officers, employees, consultants, contractors and agents of the Company.   The Code of Ethics has been reviewed and approved by the Board of Directors.  The Company’s Code of Ethics is filed herewith as Exhibit 14.1.  Original copies of the Code of Ethics are available, free of charge, by submitting a written request to the Company at 6800 West Loop South, Suite 415, Bellaire Texas 77401.

WHISTLEBLOWER PROTECTION POLICY

The Company adopted a Whistleblower Protection Policy (“Policy”) that applies to all of its directors, officers, employees, consultants, contractors and agents of the Company. The Whistleblower Policy has been reviewed and approved by the Board of Directors. The Company’s Whistleblower Policy is filed herewith as Exhibit 14.2. Original copies of the Whistleblower Policy are available, free of charge, by submitting a written request to the Company at 6800 West Loop South, Suite 415, Bellaire Texas 77401.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets for compensation information with respect to our chief executive officer, our highly compensated executive officers at the end of our fiscal year, and individuals for whom disclosure would have been provided herein but for the fact they were not serving as an executive officer of the Company at the end of our fiscal year.

Executive Compensation – Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

William A. Sawyer (1)	2009	150,000	-	-	-	2,000	152,000
President and	2008	150,000	-	18,750	-	96,250	265,000
Chief Executive Officer

James J. Cerna, Jr. (2)	2009	153,125	-	-	-	2,000	155,125
Chairman, President and	2008	175,000	-	-	-	111,875	286,875
Chief Executive Officer

Donald L. Sytsma (3)	2009	-	-	-	-	-	-
Chief Financial Officer	2008	-	-	-	-	-	-

William A. Sikora (4)	2009	63,736	-	8,846	267,083	9,200	348,865
President and	2008	-	-	-	-	-	-
Chief Executive Officer

Malek A. Bohsali (5)	2009	37,250	-	25,000	-	2,000	64,250
Chief Financial Officer	2008	20,000	-	18,750	-	2,500	41,250

(1) Mr. Sawyer co-founded the Company and was originally appointed to a position with the Company on June 13, 2006.  Mr. Sawyer has served as a Director of the Company and as its chief operating officer, until his appointment to president and chief executive officer on January 22, 2009.  On March 20, 2007, the Company entered into an employment agreement with Mr. Sawyer (filed as exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2007).  Mr. Sawyer’s agreement is for a period of 3 years and provides for payment of $150,000 annually in exchange for services to the Company.  The agreement also provides for certain payments in the event termination of employment.

(2) Mr. Cerna co-founded the Company and was originally appointed a Director and chief executive officer of the Company on May 19, 2006, and he was appointed as president on June 12, 2006.  On September 2, 2008, Mr. Cerna transferred his duties as president and chief executive officer to Mr. Sikora and continued his role as Chairman of the Board of Directors.  On May 5, 2009 Mr. Cerna’s resigned as Chairman and as a member of the Board. On March 20, 2007, the Company entered into employment agreement with Mr. Cerna (filed as exhibits 10.5 to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2007).  Mr. Cerna's agreement is for a period of 3 years and provides for payment of $175,000 annually in exchange for services to the Company.  The agreement also provides for certain payments in the event termination of employment.  In connection with Company initiatives to scale back costs in response to low oil prices during our 4th fiscal quarter, Mr. Cerna agreed to suspend payment of his compensation under his employment agreement.  Mr. Cerna and the Company are in active discussions as to the settling up of amounts provided for in his referenced employment agreement.

(3) Mr. Sytsma was appointed Chief Financial Officer and Treasurer of the Company on April 14, 2009, and he serves as the principal accounting and financial officer for the Company.   Mr. Sytsma’s current compensation arrangement with the Company provides for a salary of $9,000 per month for services as required by the Company, plus 2,000 shares of Company common stock per month agreed to as a material inducement to entering into Mr. Sytsma’s employment with the Company.

(4) Mr. Sikora was appointed President and Chief Executive Officer of the Company on September 2, 2008, pursuant to an employment agreement dated thereof and incorporated by reference to the Form 8-K dated September 2, 2008 that was filed with the Securities and Exchange on September 4, 2008.  Mr. Sikora was elected a Director on November 18, 2008.  Pursuant to the employment agreement, Mr. Sikora’s initial year base salary was set at $125,000; he was granted non-qualified stock options to purchase 200,000 shares of the Company common stock at $2.60 per share that vested over two years; and he was to receive 19,230 shares of Company common stock.   On January 22, 2009, Mr. Sikora’s services with the Company ended and in accordance with the referenced employment agreement the options became fully vested.  At the time the options were issued to Mr. Sikora they were valued at $267,083 using the Black-Sholes Option Pricing Model and the entire fair value of the options were recognized by the Company upon the termination of services.  Additionally the Company issued 19,230 shares of restricted common stock to Mr. Sikora that were valued at $8,846 at the time of issuance by the Company.

(5) Mr. Bohsali served as Chief Financial Officer of the Company from April 10, 2007 through April 14, 2009, and is corporate secretary of the Company.

Other resources utilized in the operations of the Company's as interests are typically contractors or sub-contractors of vendors and service providers that are not owned directly or indirectly by the Company or any officer, director or shareholder owning greater than five percent (5%) of our outstanding shares, nor are they members of the referenced individual’s immediate family.  Such sub-contracting engagement and per job payments are commonplace in the Company's business.  The Company expects to continue to utilize and pay such service providers and third party contractors necessary to operate its day-to-day field operations.

Outstanding Equity Awards at 2009 Fiscal Year End – Option Awards

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date

William A. Sikora	200,000	--	--	$ 2.60	9/2/2011

Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation	Total ($)

Peter K. Grunebaum	$ 2,000	$ 11,250	--	--	--	--	$ 13,250
Fred Hofheinz	$ 2,000	$ 11,250	--	--	--	--	$ 13,250
Rick Schmid	$ 2,000	$ 11,250	--	--	--	--	$ 13,250
Eric Wold	$ 2,000	$ 11,250	--	--	--	--	$ 13,250

Compensation for serving as a director for an individual that is a named executive officer is reflected in the above table on Executive Compensation.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK

The following table sets forth information, to the best of our knowledge as of March 31, 2009, with respect to each person known by us to own beneficially more than 5% of our outstanding common stock, and each director and officer, and all directors and officers as a group.

Security Ownership of Certain Beneficial Owners.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Fred J. Hofheinz 6800 West Loop South, Suite 415 Bellaire, Texas 77401	25,000	0.24%
Common	William A. Sawyer 6800 West Loop South, Suite 415 Bellaire, Texas 77401	277,224	2.68%
Common	Eric Wold 6800 West Loop South, Suite 415 Bellaire, Texas 77401	111,223	1.08%
Common	Peter Grunebaum 6800 West Loop South, Suite 415 Bellaire, Texas 77401	71,062	0.69%
Common	Donald L. Sytsma 6800 West Loop South, Suite 415 Bellaire, Texas 77401	1,500	0.01%
Common	LGA, Inc. 377 S. Nevada St. Carson City, Nevada 89703	1,480,995	11.11%
Common	James J. Cerna Jr. Revocable Trust 6800 West Loop South, Suite 415 Bellaire, Texas 77401	869,903	8.41%
Common	ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP	486,009	4.70%

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

	2009	2008
GBH CPAs, PC	$ 79,965	$ 66,990
Malone & Bailey, PC	$ -	$ 56,758

Audit fees incurred by the Company were pre-approved by the Audit Committee.

Audit Related Fees

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

 All Other Fees

None.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

1.	Financial Statements

See “Index to the Consolidated Financial Statements” set forth on Page F-1 of the Lucas Energy, Inc Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the Securities and Exchange Commission on June 29, 2009.

2.	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company’s consolidated financial statements and related notes.

3.	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to the Company Annual Report of Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 3.1)
3.2	Bylaws (incorporated by reference to the Company Annual Report of Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 3.2)
10.1	Contract with SMC (incorporated by reference to the Company Annual Report of Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 10.1)
10.2	Consignment Agreement (incorporated by reference to the Company Annual Report of Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 10.2)
10.3

Stock Purchase Agreement between Lucas Energy, Inc. and The Delphic Oil Co., LLC, dated December 20, 2006 (incorporated by reference to the Form 8-K dated December 20, 2006 filed with the SEC on December 21, 2009 as Exhibit 10.1)

10.4

Oil, Gas and Mineral Lease between Lucas Energy, Inc. and Griffin, filed of record on February 23, 2007 (incorporated by reference to the Form 8-K dated February 24, 2007 filed with the SEC on March 1, 2007 as Exhibit 10.4)

10.5

Employment Agreement between Lucas Energy, Inc. and James J. Cerna, dated March 20, 2007 (incorporated by reference to the Company Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007 filed with the SEC on June 29, 2007, Exhibit 10.5)

10.6

Employment Agreement between Lucas Energy, Inc. and William A. Sawyer, dated March 20, 2007 (incorporated by reference to the Company Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007 filed with the SEC on June 29, 2007, Exhibit 10.6)

10.7	Credit Agreement between Lucas Energy, Inc. and Amegy Bank National Association (2)
10.8	Secured Promissory Note between Lucas Energy, Inc. and Amegy Bank National Association (2)
10.9	Deed of Trust, Security Agreement, Financing Statement and Assignment of Production from Lucas Energy to Kenneth R. Batson, Trustee, for the benefit of Amegy Bank National Association (2)
10.10	Security Agreement by Lucas Energy, Inc. in favor of Amegy Bank National Association (2)
14.1	Code of Ethics (1)
14.2	Whistleblower Protection Policy (1)
14.3	Charter of the Audit and Ethics Committee (1)
14.4	Charter of the Nominating Committee (1)
14.5	Charter of the Compensation Committee (1)
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

* Incorporated by reference to previous filing with the United States Securities and Exchange Commission

(1)

Filed herewith.

(2)

Incorporated by reference to the Form 8-K dated October 8, 2008 filed with the United States Securities and Exchange Commission on October 14, 2008.

(b)	See (a) 1 above

(c)	See (a) 2 above

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCAS ENERGY, INC.

By: / s / William A. Sawyer
William A. Sawyer
President and Chief Executive Officer
(Principal Executive Officer)

By: / s / Donald L. Sytsma
Donald L. Sytsma
Chief Financial Officer)
(Principal Financial and Accounting Officer)

Dated:

July 29, 2009