Form 10-Q
period 2009-06-30
LUCAS ENERGY, INC.
filed 2009-08-14
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ___ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer __

Accelerated filer __

Non-accelerated filer __

Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes † No '

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2009
Common Stock, par value $0.001 per share	10,375,088

	LUCAS ENERGY, INC.
	FORM 10-Q
	For the Quarterly Period Ended June 30, 2009
	TABLE OF CONTENTS
		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
o	Consolidated Balance Sheets as of June 30, 2009 and March 31, 2009 (unaudited)	3
o	Consolidated Statements of Operations for the three months ended June 30, 2009 and
	2008 (unaudited)	4
o	Consolidated Statement of Stockholders’ Equity for the three months ended June 30,
	2009 (unaudited)	5
o	Consolidated Statements of Cash Flows for the three months ended June 30, 2009 and
	2008 (unaudited)	6
o	Notes to the Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4.	Controls and Procedures	17
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A. Risk Factors		19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5. Other Information		19
Item 6.	Exhibits	20
EXHIBITS		22

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUCAS ENERGY, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2009	March 31, 2009
CURRENT ASSETS		
Cash	$ 47,750	$ 136,841
Marketable securities	472,500	293,336
Oil and gas receivable	176,338	138,283
Accounts receivable-other	43,839	-
Deferred financing costs	128,274	121,606
Other current assets	35,402	57,764
TOTAL CURRENT ASSETS	904,103	747,830
OIL AND GAS PROPERTIES, FULL COST METHOD		
Properties subject to amortization	22,806,496	22,794,893
Accumulated depletion, depreciation and amortization	(1,897,950)	(1,721,580)
OIL AND GAS PROPERTIES, NET	20,908,546	21,073,313
Property, plant and equipment, net of accumulated depreciation of $6,775 and $3,783, respectively	23,552	26,033
Deferred financing costs, net of amortization of $77,089 and $49,223, respectively	216,388	250,922
Other assets	56,828	56,828
TOTAL ASSETS	$ 22,109,417	$ 22,154,926
CURRENT LIABILITIES		
Accounts payable – trade	$ 1,100,674	$ 808,598
Borrowings on credit facility, current portion	300,000	300,000
Stock payable	102,838	-
Accrued expenses	90,000	152,472
TOTAL CURRENT LIABILITIES	1,593,512	1,261,070
NON-CURRENT LIABILITIES		
Borrowings on credit facility	2,275,000	2,350,000
Asset retirement obligations	187,374	181,599
TOTAL LIABILITIES	4,055,886	3,792,669
STOCKHOLDERS' EQUITY		
Preferred stock, 10,000,000 shares authorized of $0.001 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized of $0.001 par value, 10,383,388 and 10,346,488 shares issued and outstanding, respectively	10,383	10,383
Additional paid-in capital	18,864,225	18,864,225
Treasury stock, at cost	(49,159)	(49,159)
Accumulated deficit	(771,918)	(463,192)
TOTAL STOCKHOLDERS' EQUITY	18,053,531	18,362,257
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 22,109,417	$ 22,154,926

See notes to consolidated financial statements.

LUCAS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Lucas Energy, Inc. ("Lucas") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lucas' annual report filed with the SEC on Forms 10-K and 10-K/A for the year ended March 31, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2009 as reported in Form 10-K have been omitted.

NOTE 2 – ORGANIZATION AND HISTORY

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentration of Credit Risk

Financial instruments that potentially subject Lucas to concentration of credit risk consist of cash and accounts receivable. At June 30, 2009, Lucas’ cash balances were within federal insured limits and were fully insured. Lucas maintains cash accounts only at large high quality financial institutions and Lucas believes the credit risk associated with cash held in banks is remote.

Lucas' receivables primarily consist of accounts receivable from oil and gas sales. Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of June 30, 2009, no allowance for doubtful accounts has been recorded. Lucas’ oil and gas accounts receivable are collateral to the Revolving Line of Credit with Amegy Bank that was closed on October 8, 2008 (See Note 5).

Sales to one customer comprised 87% and 88% of Lucas’ total oil and gas revenues for the three months ended June 30, 2009 and 2008, respectively. Lucas believes that, in the event that its primary customer was unable or unwilling to continue to purchase Lucas’ production, there are several alternative buyers for its production at comparable prices.

Marketable Securities

Lucas reports its short-term investments and other marketable securities at fair value. At June 30, 2009, Lucas' short-term investments consisted of shares of common stock held in Bonanza Oil & Gas, Inc. (“Bonanza”). The shares of Bonanza common stock held by Lucas have always been recorded on Lucas' balance sheet at fair value. Prior to Lucas’ adoption of Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“Statement No. 159”) on April 1, 2008, Lucas reported changes in the fair value marketable securities that it held directly to stockholders’ equity as part of “accumulated other comprehensive income”,

Upon the April 1, 2008 adoption of Statement No. 159 provisions allowing the Company the option to value its financial assets and liabilities at fair value on an investment by investment basis, the changes in the fair value of assets and liabilities are now reported in Lucas’ results of operations in the period that the change in fair value occurs. Prior to the adoption of Statement No. 159, Lucas had cumulative unrealized gains on Bonanza common stock of $1,229,253 (net of deferred taxes of $633,252) that were reported as other comprehensive income. The cumulative historical unrealized gain was reclassified on Lucas’ balance sheet from “accumulated other comprehensive income” to retained earnings on April 1, 2008, and the associated deferred tax portion of the unrealized gain totaling $633, 252 was reflected in deferred tax liabilities.

In applying Statement No. 159, to the Bonanza shares of common stock held by Lucas for the three month period ended June 30, 2008, Lucas recognized on unrealized gain of $1,645,315. The fair value of the shares of Bonanza common stock declined substantially during the remainder of fiscal year ended March 31, 2009; and in connection therewith, Lucas reported an unrealized loss totaling $2,095,019 in its statement of operations for its fiscal year. For the three month period ended June 30, 2009 Lucas reported an unrealized gain on its Bonanza shares of common stock of $220,444 and a realized loss on the sale of its Bonanza shares totaling $30,081.

Fair Value of Financial Instruments

As at June 30, 2009, the fair value of cash, accounts receivable and accounts payable approximate carrying values because of the short-term maturity of these instruments.

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

Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $20.56 per barrel of oil equivalent (“BOE”) for the fiscal year ended March 31, 2009 and for the quarter period ended June 30, 2009.

Ceiling Test

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of June 30, 2009 no impairment of oil and gas properties was recorded.

Furniture and Office Equipment

Furniture and office equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of two to five years.

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

Earnings per Share of Common Stock

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the reporting period. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. On June 30, 2009 all options and warrants outstanding were “out of the money”; and are therefore, anti-dilutive and excluded from the calculation of basic and diluted net income (loss) earnings per share.

Revenue and Cost Recognition

Lucas recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by Lucas is not significantly different from Lucas’ share of production. Costs associated with production are expensed in the period incurred.

Recent Accounting Pronouncements

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

Lucas does not expect that any other recently issued accounting pronouncements will have a significant impact on the financial statements of the Company.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

NOTE 4 - FAIR VALUE MEASUREMENTS

The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including income taxes payable and accrued expenses) included in the accompanying consolidated balance sheets approximated fair value at June 30, 2009, and they are not presented in the following table associated with the fair value measurement of Lucas’ investments.

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

LEVEL 1 FAIR VALUE MEASUREMENTS

Short-term Investments in Marketable Securities -- The fair values of these investments are based on quoted market prices. Lucas' short-term investments as of June 30, 2009 consisted entirely of trading securities which are subject to market fluctuations.

MARKETABLE SECURITIES

Lucas’ marketable securities at June 30, 2009 are comprised of shares of common stock in Bonanza Oil & Gas, Inc. (“Bonanza”). The Bonanza shares were originally acquired by Lucas in October 2007 as consideration in the sale of

Lucas’ 25% working interest in the ApClark prospect located in Borden County, Texas. At the time of the working interest sale its working interest was valued at $848,850, and Lucas received 3,000,000 shares of Bonanza common stock in exchange for its working interest. In November 2007, Lucas sold 1,290,000 shares of the stock to a third party for $365,000 and no gain or loss was recognized on the sale. On November 15, 2007 Bonanza effected a forward split of 2.1 to 1. In February 2008, Lucas exchanged a $32,000 note receivable due from Global Production, Inc. for 75,700 shares of Bonanza valued at $32,000. No gain or loss was recorded on this transaction.

At March 31, 2009 Lucas held 3,666,700 shares of Bonanza common stock. During the quarter ended June 30, 2009, Lucas sold 516,000 shares of Bonanza common stock with a realized loss of $30,081, net of commissions. On June 30, 2009, Lucas held 3,150,700 shares of Bonanza common stock. On July 1, 2009 Lucas sold 1,000,000 shares of its Bonanza common stock holding for $81,296, net of commissions with a realized gain of $1,296 on the sale.

On May 2, 2008 Lucas purchased six commodity contracts that were linked to the NYMEX crude oil futures contracts. At the time the contracts were closed out in July 2008, Lucas had a realized loss on the NYMEX contracts totaling $125,420.

NOTE 5 - REVOLVING LINE OF CREDIT AND LETTER OF CREDIT FACILITY

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

In connection with the Revolving Line of Credit Facility, Lucas capitalized transaction costs totaling $421,751. These deferred financing costs are being amortized over the three year term of the Credit Facility using the effective interest rate method and are recorded to interest expense. For the three months ended June 30, 2009, Lucas recorded interest expense for the amortization of the deferred financing costs totaling $27,866, and the unamortized balance of the transactions costs total $344,662 at June 30 2009. The current portion of the deferred financing costs totaling $128,274 is reported in other current assets in Lucas’ consolidated balance sheet.

Amegy Bank’s initial lending commitment to Lucas under the Credit Facility was set at $3.0 million. In connection with a scheduled periodic borrowing base redetermination, on March 30, 2009 Amegy adjusted their lending commitment to Lucas to $2.7 million, with a $25,000 per month reduction in their commitment until the next borrowing base redetermination is made. There is no requirement on Amegy’s part to eliminate the monthly commitment reduction in their next determination. On June 30, 2009 Amegy’s lending commitment to Lucas totaled $2,575,000 which equals the principal balance outstanding on the Credit Facility and there was no borrowing availability to Lucas under the Facility.

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

Lucas is subject to the aforementioned financial covenants under the Credit Facility, and at June 30, 2009 Lucas did not meet the financial covenant requirements of the Credit Facility. Lucas has requested and received waivers from Amegy for the current ratio, the EBITDA ratio and general and administrative expense covenants at June 30, 2009, and Amegy waived any remedies at June 30, 2009 for Lucas’ not meeting the covenants until September 30, 2009 at which time Lucas will be subject to the existing covenants. In the future, Amegy may or may not grant Lucas waivers of its debt covenants.

NOTE 6 – EQUITY

During the three months ended June 30, 2009, Lucas received $67,500 in proceeds from two directors for 112,500 shares of common stock. Although funds had been received as of June 30, 2009, the shares had not been issued. The obligation for these shares is reflected in stock payable at June 30, 2009.

NOTE 7 – OPTIONS AND WARRANTS

Summary information regarding options and warrants are as follows:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this report, and should be read in conjunction with management’s discussion and analysis contained in Lucas’ Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and related discussion of our business and properties contained therein. The terms “Company”, “Lucas Energy”,” “Lucas”, “we”, “us”, and “our” refer to Lucas Energy, Inc.

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

NATURE OF OPERATIONS

     Lucas is an independent oil and gas company based in Houston, Texas with approximately 15,000 gross and 12,000 net acres of oil and gas leases in South Texas primarily in the Gonzales County, Texas area. Our strategy is to acquire underperforming oil and gas properties in which we believe we can restore, revitalize or increase production. We currently operate 22 producing wells that produce approximately 100 – 135 barrels of oil per day (“BOPD”), gross. We control another 16 shut-in or plugged wellbores. As of June 30, 2009 we owned 100% working interests in all but one of our operated wells, and we have non-operating interests in three wells. Our average daily production, net to our interest, from our oil and gas properties totaled approximately 94 barrels of oil equivalent (“boe”) per day for the three months ended June 30, 2009.

     On July 28, 2009 we announced the kick-off of our LEI 2009-II capital program which is being conducted through a joint venture with two partners. One partner is a foreign entity that bought into and acquired an 80% working interest (before payout) in six existing wellbores that are currently shut-in or plugged and abandoned, and who has committed to fund their 80% share of the drilling and completion capital expenditures required to re-enter the six wells and restore production. The other partner acquired a 10% working interest in the six wells. We retained a 10% working interest in the wells prior to payout, and a 20% working interest in the wells after payout. We will operate the six wells that comprise the joint venture. On August 4, 2009 we commenced work on the first well – the Mills Oil No. 1. Work on the six wells that comprise the LEI 2009-II capital program is expected to be completed in approximately 9 – 12 weeks.

     Crude oil represents approximately 93% of our total production, while approximately 98% of our revenues are derived from the sale of crude oil production. Oil sales are made on a month-to-month basis and our monthly cash flows are positively or negatively affected with upward and downward movements in crude oil price postings. Actual prices realized from our sales of crude oil for the three months ended June 30, 2009 ranged from a low of $46.70 per barrel in April 2009 to a high of $66.35 per barrel for June 2009. Over the past 15 months the average prices realized from our crude oil production sales ranged from an average of $123.00 per barrel during the quarter ended June 30, 2008 to an average of $54.00 per barrel in the quarter ended June 30, 2009, respectively.

     Acquisitions of shut-in wells, plugged and abandoned wells or wells with marginal production are core to our growth strategy; in that we target wells that our assessment indicate have a high probability of additional recovery of reserves through our revitalization process or through the drilling of new horizontal laterals. We actively seek out opportunities to acquire wells located in mature oil fields that we believe are underdeveloped or have potential to recover significant oil reserves that are still in place. Most of the acquisition prospects that we conduct initial screening on are sourced directly by our senior management or specialized third-party consultants with local area knowledge.

RESULTS OF OPERATIONS

     The following table sets forth the revenue and production data for continuing operations for the three months ended June 30, 2009 and 2008.

For the Three Months Ended June 30, 2009	2008	Amount Increase/ (Decrease)	% Increase/ (Decrease)
OIL AND GAS REVENUES	$ 441,464	$ 1,323,804	(882,340)	-67%
PRODUCTION:				
Oil (barrels)	7,967	10,666	(2,699)	-25%
Natural gas (thousand cubic feet)	3,665	923	2,742	297%
Total (barrels oil equivalent)	8,578	10,820	(2,242)	-21%
Oil (barrels per day)	88	117	(30)	-25%
Natural gas (thousand cubic feet per day)	40	10	30	297%
Total (barrels oil equivalent per day)	94	119	(25)	21%
AVERAGE SALES PRICES:				
Oil (per barrel)	**$ 54.20**	**$ 123.12**	**(68.92)**	**-56%**
Natural gas (per thousand cubic feet)	$ 2.65	$ 11.51	(8.86)	-77%
Lease operating expenses	307,175	228,924	78,251	34%
Severance and property taxes	19,149	41,986	(22,837)	-54%
Depreciation, depletion, and amortization	184,626	203,983	(19,357)	-9%
General and administrative	369,001	262,810	106,191	40%
Total Expenses	**879,951**	**737,703**	**142,248**	**19%**
INCOME (LOSS) FROM OPERATIONS	**(438,487)**	**586,101**	**(1,024,588)**	**-175%**
OTHER INCOME (EXPENSES)				
Unrealized gain on investments	220,444	1,645,315	(1,424,871)	-87%

Oil and Gas Revenue

     The $882,340 decrease in our oil and gas net sales was primarily attributable to a decline of $67.92 per barrel (-56%) in the price realized for oil sales and a 2,699 barrel (-25%) decrease in oil production sold. The decrease in oil volumes is due to having several wells down for workovers during the period. Sales of natural gas production increased during the three months which was offset entirely with an approximately 77% decline in price.

Lease Operating Expenses

     Lease operating expenses increased $78,251 during the three months ended June 30, 2009 as compared to the prior year period principally due to higher workover and treatment costs for the current period.

General and Administrative Expenses

     General and administrative expenses increased $106,191 for the three months ended June 30, 2009 as compared to the prior period primarily due to $35,338 in stock based compensation in the current period while there was no stock based compensation in the prior year period; increases in a) expenditures related to building investor awareness, b) higher field supervision and administrative charges and c) office expenditures; and reductions in i) payroll, and ii) travel and entertainment.

Interest Expense

     Interest expense increased by $60,602 due to interest and commitment fees associated with the Amegy Credit Facility executed in October 2008.

Unrealized and Realized Losses

     Unrealized gain on investments for the three months ended June 30, 2009 totaling $220,444 is due to the mark-to-market for shares held by the Company in Bonanza Oil and Gas, Inc. resulting from an increase in quoted price on the OTC between March 31, 2009 ($0.08 per share) and June 30, 2009 ($0.15 per share). For the three month period ended June 30, 2008, Lucas recognized an unrealized gain on Bonanza common stock of $1,645,315, and subsequently the fair value of the shares of Bonanza common stock declined sharply resulting in the Company reporting an unrealized loss totaling $2,095,019 in its statement of operations for the fiscal year ended March 31, 2009. On July 1, 2009 the Company sold 1,000,000 shares of Bonanza common stock for $81,296 net of commissions.

Interest Income

     Interest income decreased $1,774 for the three months ended compared to the prior year period due to a decrease in the average cash on hand as cash raised in the sale of common stock in the fiscal year 2008 was expended.

Income Tax Expense

     Income tax expense decreased due primarily to net losses incurred in the current fiscal year and the associated reduction in deferred income taxes.

Net Income (Loss)

     The $1,698,856 decrease in net income is primarily attributable to the $1,424,871 reduction in the unrealized gain on Bonanza shares of common stock between the current three month period and the prior year three month period, and the $882,340 reduction in revenues from oil and gas sales partially offset with the $717,640 reduction in deferred income taxes due to the net loss for the current three month period.

Liquidity and Capital Resources

     Between June 30, 2009 and the end of our prior fiscal year of March 31, 2009, we had a reduction in net cash of $89,091 with cash on hand of $47,750. Negative working capital at June 30, 2009 totaled $689,409 as compared to $513,240 at March 31, 2009. During the three months ended June 30, 2009 we funded our cash for operating activities, capital expenditures on our oil and gas properties and principal reductions on our Amegy credit facility through subscription advances on our private equity raise, the sale of certain non-core marginally economic wells and cash on hand at March 31, 2009.

     We anticipate that cash flow from operations combined with cash on hand is sufficient to cover our operating and general and administrative requirements for our fiscal year 2010. Since our quarter end June 30, 2009 we have raised approximately $1.0 million through the LEI 2009-II capital program joint venture and private equity placement. In order to fully execute our capital program over the next twelve months we intend to seek additional financing in the form of common equity, convertible preferred or convertible debt, and joint venture partners. An acceleration of acquisitions or our planned drilling operations would require that we secure additional financing more quickly. We have no definitive agreements or arrangements for additional funding. Additional financing, if needed, through partnering, public or private equity financings, lease transactions or other financing sources may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to our stockholders.

Cash flow from operating activities

     For the three months ended June 30, 2009, net cash used in operating activities was $71,187 compared to net cash provided from operating activities of $443,329 for the three months ended June 30, 2008. The $514,516 decrease in net cash provided from operating activities is primarily due to the reduction in net income for the current period partially offset with an increase in accounts payables during the current period.

Cash flow from investing activities

     For the three months ended June 30, 2009 net cash used in investing activities was $10,404 compared to net cash used in investing activities for the prior year period of $1,072,858. Cash used in investment activities declined to due to a scaling back and reduction in capital expenditures associated with our oil and gas properties as the price for crude oil declined.

Cash flow from financing activities

     For the three months ended June 30, 2009, net cash flow used in financing activities was $7,500 was comprised of $75,000 reduction in the outstanding principal balance on the Amegy Credit Facility and stock subscription advances of $67,500 during the three month period. For the three months ended June 30, 2008 the Company did not have any financing activities.

Hedging

     We did not hedge any of our oil or natural gas production during fiscal 2009 and have not entered into any such hedges from June 30, 2009 through the date of this filing.

Contractual Commitments

None

Off-Balance Sheet Arrangements

None.

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

     In December 2008, the SEC released Final Rule, “ Modernization of Oil and Gas Reporting .” The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require that companies 1) report the independence and qualifications of its reserves preparer or auditor, 2) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit, 3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. We are currently assessing the impact, if any, that the adoption of the pronouncement will have on our operating results, financial position or cash flows.

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

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our management concluded that the design and operation of such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

     There have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is not aware of any significant litigation, pending or threatened, that would have a material adverse effect on our financial position or results of operations.

ITEM 1A. RISK FACTORS.

     There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended March 31, 2009, as filed with the SEC on June 29, 2009. The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEMS 4. SUBMISSION OF MATTERS TO A VOLTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No. Description

3.1	Articles of Incorporation (incorporated by reference to the Company Annual Report of Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 3.1)
3.2	Bylaws (incorporated by reference to the Company Annual Report of Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 3.2)
10.1	Contract with SMC (incorporated by reference to the Company Annual Report of Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 10.1)
10.2	Consignment Agreement (incorporated by reference to the Company Annual Report of Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 10.2)
Stock Purchase Agreement between Lucas Energy, Inc. and The Delphic Oil Co., LLC, dated
10.3	December 20, 2006 (incorporated by reference to the Form 8-K dated December 20, 2006 filed with the SEC on
December 21, 2009 as Exhibit 10.1)
Oil, Gas and Mineral Lease between Lucas Energy, Inc. and Griffin, filed of record on February 23,
10.4	2007 (incorporated by reference to the Form 8-K dated February 24, 2007 filed with the SEC on March 1, 2007 as Exhibit 10.4)
Employment Agreement between Lucas Energy, Inc. and James J. Cerna, dated March 20, 2007
10.5	(incorporated by reference to the Company Annual Report on Form 10-KSB for the fiscal year ended March 31,
2007 filed with the SEC on June 29, 2007, Exhibit 10.5)
Employment Agreement between Lucas Energy, Inc. and William A. Sawyer, dated March 20, 2007
10.6	(incorporated by reference to the Company Annual Report on Form 10-KSB for the fiscal year ended March 31,
2007 filed with the SEC on June 29, 2007, Exhibit 10.6)
10.7	Credit Agreement between Lucas Energy, Inc. and Amegy Bank National Association (Incorporated by reference to the Form 8-K dated October 8, 2008 filed with the SEC October 14, 2008)
10.8	Secured Promissory Note between Lucas Energy, Inc. and Amegy Bank National Association (Incorporated by reference to the Form 8-K dated October 8, 2008 filed with the SEC October 14, 2008)
Deed of Trust, Security Agreement, Financing Statement and Assignment of Production from Lucas
10.9	Energy to Kenneth R. Batson, Trustee, for the benefit of Amegy Bank National Association
(Incorporated by reference to the Form 8-K dated October 8, 2008 filed with the SEC October 14, 2008)
10.10	Security Agreement by Lucas Energy, Inc. in favor of Amegy Bank National Association (Incorporated by reference to the Form 8-K dated October 8, 2008 filed with the SEC October 14, 2008)
14.1	Code of Ethics (Incorporated by reference to the Company Annual Report on Form 10-K/A, Amendment No. 1, for the fiscal year ended March 31, 2009 filed with the SEC on July 29, 2009).
14.2	Whistleblower Protection Policy (Incorporated by reference to the Company Annual Report on Form 10-K/A, Amendment No. 1, for the fiscal year ended March 31, 2009 filed with the SEC on July 29, 2009).
14.3	Charter of the Audit and Ethics Committee (Incorporated by reference to the Company Annual Report on Form 10-K/A, Amendment No. 1, for the fiscal year ended March 31, 2009 filed with the SEC on July 29, 2009).
14.4	Charter of the Nominating Committee (Incorporated by reference to the Company Annual Report on Form 10-K/A, Amendment No. 1, for the fiscal year ended March 31, 2009 filed with the SEC on July 29, 2009).
14.5	Charter of the Compensation Committee (Incorporated by reference to the Company Annual Report on Form 10-K/A, Amendment No. 1, for the fiscal year ended March 31, 2009 filed with the SEC on July 29, 2009).
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the
32.1	Sarbanes-Oxley Act of 2002 (1)
Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the
32.2	Sarbanes-Oxley Act of 2002 (1)
(1)	Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ William A. Sawyer	President and C.E.O.	August 14, 2009
William A. Sawyer	(Principal Executive Officer)

/s/ Donald L. Sytsma	Chief Financial Officer and	August 14, 2009
Donald L. Sytsma	Accounting Officer