Form 10-Q
period 2009-12-31
LUCAS ENERGY, INC.
filed 2010-02-16
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2009

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
Bellaire TX 77401
(Address of principal executive offices) (Zip Code)

(713) 528-1881
(Registrant's telephone number, including area code)

		LUCAS ENERGY, INC.
		FORM 10-Q
		For the Quarterly Period Ended December 31, 2009
		TABLE OF CONTENTS
			Page
PART I FINANCIAL INFORMATION
Item 1.		Financial Statements
	o	Consolidated Balance Sheets as of December 31, 2009 and March 31, 2009 (unaudited)	3
	o	Consolidated Statements of Operations for the three months ended December 31, 2009
		and 2008 and for the nine months ended December 31, 2009 and 2008 (unaudited)	4
	o	Consolidated Statement of Stockholders Equity for the nine months ended December 31,
		2009 (unaudited)	5
	o	Consolidated Statements of Cash Flows for the nine months ended December 31, 2009
		and 2008 (unaudited)	6
	o	Notes to the Consolidated Financial Statements (unaudited)	7
Item 2.		Management s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.		Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.		Controls and Procedures	23
PART II OTHER INFORMATION
Item 1.		Legal Proceedings	24
Item 1A.		Risk Factors	24
Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.		Defaults Upon Senior Securities	26
Item 4.		Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information		26
Item 6.	Exhibits		27
EXHIBITS			29

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
LUCAS ENERGY, INC.
Consolidated Balance Sheets
(Unaudited)
	December 31,	March 31,
	2009	2009
CURRENT ASSETS
Cash	$205,455	$136,841
Marketable securities	47,300	293,336
Oil and gas receivable	167,930	138,283
Advances to drilling program	273,964	-
Accounts receivable-other	26,801	-
Deferred financing costs, net of amortization of $138,370 and $49,223,
respectively	283,381	121,606
Other current assets	32,578	57,764
TOTAL CURRENT ASSETS	1,037,409	747,830

OIL AND GAS PROPERTIES, FULL COST METHOD
Properties subject to amortization	23,097,805	22,794,893
Accumulated depletion, depreciation and amortization	(2,168,919)	(1,721,580)
OIL AND GAS PROPERTIES, NET	20,928,886	21,073,313

Property, plant and equipment, net of accumulated depreciation of $12,065
and $3,783, respectively	23,904	26,033
Deferred financing costs	6,000	250,922
Other assets	121,469	56,828

TOTAL ASSETS	$22,117,668	$22,154,926

CURRENT LIABILITIES
Borrowings on credit facility, current portion	$2,300,000	$300,000
Accounts payable trade	1,601,913	808,598
Advances from working interest owner	333,992	-
Stock payable	34,070	-
Accrued expenses	-	152,472
TOTAL CURRENT LIABILITIES	4,269,975	1,261,070

NON-CURRENT LIABILITIES
Borrowings on credit facility, long term portion	-	2,350,000
Asset retirement obligations	198,924	181,599
TOTAL LIABILITIES	4,468,899	3,792,669

STOCKHOLDERS EQUITY
Preferred stock, 10,000,000 shares authorized of $0.001 par value, no shares
issued and outstanding	-	-
Common stock, 25,000,000 shares authorized of $0.001 par value,
11,281,705 issued and 11,244,805 outstanding shares at December 31, 2009,
and 10,383,388 issued and 10,346,488 outstanding shares at March 31, 2009	11,281	10,383
Additional paid-in capital	19,480,726	18,864,225
Treasury stock, at cost 36,900 shares	(49,159)	(49,159)
Accumulated deficit	(1,794,079)	(463,192)
TOTAL STOCKHOLDERS EQUITY	17,648,769	18,362,257

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$22,117,668	$22,154,926

See notes to consolidated financial statements.

LUCAS ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

OIL AND GAS REVENUES	$477,602	$663,078	$1,333,284	$2,984,900

EXPENSES
Lease operating expenses	294,329	492,919	771,191	1,194,877
Depreciation, depletion, amortization and accretion	147,308	238,935	472,990	603,577
General and administrative	407,820	412,045	1,040,929	992,400
Total Expenses	849,457	1,143,899	2,285,110	2,790,854

INCOME (LOSS) FROM OPERATIONS	(371,855)	(480,821)	(951,826)	194,046

OTHER INCOME (EXPENSES)
Unrealized (loss) on marketable securities	(103,200)	(2,567,140)	(124,756)	(1,801,683)
Realized (loss) on marketable securities	-	-	(28,785)	(121,273)
Interest income	-	-	-	1,970
Interest expense	(62,046)	(40,954)	(225,520)	(41,056)
Total Other Income (Expenses)	(165,246)	(2,608,094)	(379,061)	(1,962,042)

NET INCOME (LOSS) BEFORE INCOME TAXES	(537,101)	(3,088,915)	(1,330,887)	(1,767,996)
INCOME TAX BENEFIT	-	1,049,671	-	595,117

NET LOSS	$(537,101)	$(2,039,244)	$(1,330,887)	$(1,172,879)

LOSS PER SHARE-
BASIC AND DILUTED	$(0.05)	$(0.20)	$(0.12)	$ (0.11)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING BASIC AND DILUTED	11,076,896	10,222,352	10,659,940	10,238,890

See notes to consolidated financial statements.

LUCAS ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)	For the Nine Months Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,330,887)	$(1,172,879)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	472,990	603,577
Amortization of deferred financing costs	89,147	31,110
Deferred tax benefit	-	(595,117)
Unrealized loss on marketable securities	124,756	1,801,683
Realized loss on marketable securities	28,785	121,273
Share-based compensation	81,183	44,513
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(73,854)	400,644
(Increase) decrease in advances to drilling program	(204,316)	-
(Increase) decrease in other current assets	25,186	(31,124)
(Increase) decrease in other assets	-	(5,061)
Increase (decrease) in accounts payable and accrued expenses	640,843	(298,805)
Increase (decrease) in advances from working interest owners	346,945	-
Net Cash Provided by Operating Activities	200,778	899,814

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for investments	-	(121,273)
Proceeds from sale of oil and gas property interests	1,085,136	188,500
Proceeds from sale of marketable securities	92,495	-
Purchase office furniture and equipment	(6,198)	-
Purchase of oil and gas property and equipment	(1,160,456)	(3,224,443)
Net Cash Provided by (Used in) Investing Activities	10,977	(3,157,216)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock and warrants	277,500	-
Cash paid to retire common stock	-	(49,159)
Advances from credit facility, net	-	1,734,403
Cash paid for deferred financing costs	(6,000)	-
Cash paid for deferred offering costs	(64,641)	-
Principal reduction on credit facility	(350,000)	-
Net Cash Provided by (Used in) Financing Activities	(143,141)	1,685,244

NET INCREASE (DECREASE) IN CASH	68,614	(572,158)
CASH AT BEGINNING OF PERIOD	136,841	1,142,386

CASH AT END OF PERIOD	$205,455	$570,228

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$134,325	$4,337
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Adoption of ASC 825 for marketable securities	$-	$1,229,253
Increase in asset retirement obligations	$17,325	$18,623
Stock issued in connection with acquisition of oil and gas properties	$279,836	$17,378
Receivable extinguished for oil and gas properties	$17,406	$-
Payable for deferred financing costs	$-	$201,247

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

NOTE 2 ORGANIZATION AND HISTORY

The Company was incorporated on December 16, 2003 in the State of Nevada as Panorama Investments, Corp.

( Panorama ). On June 16, 2006 the Company consummated a share exchange with Lucas Energy Resources, Inc. ( Lucas Resources ), a privately held oil and gas company which held oil and gas lease acreage and producing reserves in the State of Texas. The share exchange was made pursuant to a May 19, 2006 Acquisition and Exchange Agreement whereby the Company acquired all of the issued and outstanding capital stock from the Lucas Resources shareholders. The share exchange was effected through an exchange of shares with the prior shareholders of Lucas Resources assuming control of and responsibilities for the Company s activities. In conjunction with the share exchange, the name of Panorama was changed to Lucas Energy, Inc. ( Lucas ).

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentration of Credit Risk

Financial instruments that potentially subject Lucas to concentration of credit risk consist of cash and accounts receivable. Cash balances exceeded FDIC insurance protection levels by approximately $0 at December 31, 2009 and at certain points throughout the quarter subjecting Lucas to risk related to the uninsured balance. Lucas deposits are held at large established bank institutions and it believes that the risk of loss associated with these uninsured balances is remote.

Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of December 31, 2009, no allowance for doubtful accounts has been recorded. Lucas oil and gas accounts receivable are collateral to the Revolving Line of Credit with Amegy Bank.

Sales to one customer comprised 90% and 89% of Lucas total oil and gas revenues for the three and nine months ended December 31, 2009, respectively. Lucas believes that, in the event that its primary customer was unable or unwilling to continue to purchase Lucas production, there are several alternative buyers for its production at comparable prices.

Marketable Securities

Lucas reports its short-term investments and other marketable securities at fair value in accordance with ASC 825 Financial Instruments . At December 31, 2009, Lucas' short-term investments consisted of shares of common stock held in Bonanza Oil & Gas, Inc. ( Bonanza ). ASC 825 allows the Company the option to value its financial assets and liabilities at fair value on an investment by investment basis, and the changes in the fair value of assets and liabilities are reported in Lucas results of operations in the period that the change in fair value occurs.

For the nine month period ended December 31, 2009 Lucas reported a non-cash unrealized loss on its Bonanza shares of common stock of $124,756. For the nine month period ended December 31, 2009 Lucas realized a loss on the sale of a portion of the Bonanza shares held totaling $28,785.

Fair Value of Financial Instruments

As of December 31, 2009, the fair value of cash, accounts receivable and accounts payable approximate carrying values because of the short-term maturity of these instruments.

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

Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $20.56 per barrel of oil equivalent ( BOE ) for the fiscal year ended

March 31, 2009 and $20.63 for the nine month period ended December 31, 2009.

Ceiling Test

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the estimated present value, of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of December 31, 2009 no impairment of oil and gas properties was recorded.

Furniture and Office Equipment

Furniture and office equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of two to five years.

Deferred Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and accrued tax liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per Share of Common Stock

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the reporting period. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. On December 31, 2009 all options and warrants outstanding were out of the money ; and are therefore, anti-dilutive and excluded from the calculation of basic and diluted net income (loss) earnings per share.

Revenue and Cost Recognition

Lucas recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by Lucas is not significantly different from Lucas share of production. Costs associated with production are expensed in the period incurred.

Recent Accounting Pronouncements

In April 2009, the ASC 820-10-65 , Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly to amend ASC 820 Fair Value Measurement and Disclosures. ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for an asset or liability has significantly decreased. In addition, ASC 820-10-65 includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company s operating results, financial position or cash flows.

In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require that companies 1) report the independence and qualifications of its reserves preparer, 2) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit, 3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. Early adoption is not permitted. The Company is currently assessing the impact, if any that the adoption of the pronouncement will have on the Company s operating results, financial position or cash flows.

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles to establish the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, ASC 105 superseded all then existing non-SEC accounting and reporting standards.

All other non-grandfathered non-SEC accounting literature not included in ASC 105 became non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 did not impact our results of operations or financial condition.

Lucas does not expect that any other recently issued accounting pronouncements will have a significant impact on the financial statements of the Company.

NOTE 4 - FAIR VALUE MEASUREMENTS

The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including income taxes payable and accrued expenses) included in the accompanying consolidated balance sheets approximated fair value at December 31, 2009, and they are not presented in the following table associated with the fair value measurement of

Lucas investments.

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

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

LEVEL 1 FAIR VALUE MEASUREMENTS

Short-term Investments in Marketable Securities -- The fair values of these investments are based on quoted market prices. Lucas' short-term investments as of December 31, 2009 consisted entirely of trading securities which are subject to market fluctuations.

MARKETABLE SECURITIES

At March 31, 2009, Lucas held 3,666,700 shares of Bonanza common stock. During the nine months ended December 31, 2009, Lucas sold 1,516,000 shares of Bonanza common stock with a realized loss of $28,785, net of commissions. During the three months and nine months ended December 31, 2009, pursuant to mark-to-market accounting, Lucas reported a non-cash unrealized loss on Bonanza common shares held totaling $103,200 and $124,756, respectively. On December 31, 2009, Lucas held 2,150,700 shares of Bonanza common stock. On January 20, 2010, Bonanza effected a two for one forward stock split, and post split Lucas holds 4,301,400 shares of Bonanza common stock.

On May 2, 2008, Lucas purchased six commodity contracts that were linked to the NYMEX crude oil futures contracts. At the time the contracts were closed out in July 2008, Lucas had a realized loss on the NYMEX contracts totaling $121,273.

NOTE 5 OIL AND GAS PROPERTIES

LEI 2009-II and LEI 2010-III Capital Program

     On July 28, 2009, Lucas began the LEI 2009-II ( LEI-II ) capital program. The program is being conducted through a capital working interest participation in the program with two parties. On party bought into and acquired an eighty percent (80%) working interest (before payout) in a six well program and bears 80% of the capital costs incurred in the program. The other participant has a ten percent (10%) working interest that is carried by Lucas through the tanks. Lucas retained a 10% working interest in the six well program prior to payout and have an additional 10% back in after payout to the 80% working interest participant (or a total 20% working interest, after payout to the 80% working interest participant). Lucas is the operator of all wells in the program.

     Through December 31, 2009, a total of approximately $2.488 million has been expended in the LEI-II capital program, with Lucas share of the capital expenditures totaling approximately $497,566. Through December 2009, sales of crude oil production have occurred from three wells in the program. In addition to the Austin Chalk target formation, we have been able to gather data of the Buda and Eagle Ford formations. The three remaining wells are in various stages of completion, chemical stimulation, treatment and/or dewatering.

     In November 2009, the working interest participant in the LEI-II capital program agreed in principal to participate in the development of a supplemental four well program, the LEI 2010-III ( LEI-III ) capital program, and further development of two wells that are part of the LEI-II capital program. In connection with the partner s commitment to the LEI-III program they funded $332,992 of as buy-in to the LEI-III capital program in late November 2009. In late January 2010, the working interest partner funded an additional $3.9 million that is earmarked for the development of the four wells in the LEI-III capital program and further development of two wells that are part of the LEI-II capital program.

Wilson County Leases and Wellbore Acquisitions

     Lucas has entered into an agreement with El Tex Petroleum, LLC (the Seller ) that provides for our acquisition of approximately 2,771 gross oil and gas lease acreage (approx. 2,078 acres net to our interest) located in Wilson County, Texas. The leases have eight shut-in or plugged wellbores which are similar to Lucas existing wellbores that are located principally in Gonzales County, Texas, that we believe are good candidates for restoration and revitalization procedures. The leasehold, wellbore and surface equipment acquisition price totals approximately $1.0 million with approximately $490,000 of the consideration comprised from the issuance of Lucas common stock to the Seller (specifically 637,887 shares of common stock at $0.77 per share), assumption of $500,000 in debt and $68,000 in cash.

     One director of Lucas holds an approximate 25.2% interest in the Seller while a second Lucas director holds an indirect beneficial ownership interest in the Seller of approximately 18.8%. Pursuant to NYSE Amex exchange rules the issuance of common shares to the Seller in the acquisition must be approved by Lucas shareholders (i.e., if any individual officer, director or substantial shareholder a company has a 5% or greater interest, directly or indirectly, in the company of the assets to be acquired or the consideration to be paid in the transaction, and the present or potential issuance of common stock, or convertible into common stock, could result in an increase in outstanding common shares of 5% or more). The note holder of the debt assumed is a director of Lucas, and Lucas expects to extinguish the debt through the issuance of shares of common stock, which must also be approved by Lucas shareholders. The aforementioned share issuances will be submitted to Lucas shareholders for their approval at the annual shareholder meeting scheduled for March 30, 2010.

     Through December 31, 2009, Lucas has remitted $68,000 cash to the Seller, and has expended approximately $206,000, net to its interest, on the development of the aforementioned oil and gas properties. In the event Lucas shareholders do not approve the issuance of shares of common stock to the Seller for the acquisition of the oil and gas property interests, Lucas intends to effect the acquisition through the remittance of cash, notes or a combination thereof. Should shareholders not approve the issuance of shares of common stock for the conversion of the $500,000 debt assumed, the note would not be converted and if necessary, the terms and conditions of the note would be restructured with the Lucas director who holds the note to terms acceptable to Lucas and the director.

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

At closing of the Credit Facility in October 2008, Lucas had a lending commitment and borrowing capacity of $3.0 million. Subject to periodic borrowing base redeterminations and compliance with loan covenants, the Credit Facility provides for Lucas borrowing capacity and Amegy s lending commitment under the Credit Facility to periodically increase or decrease as the collateral value of the proved reserves securing the Credit Facility fluctuates from factors such as change in market prices, revisions to reserve estimates and operating cost estimates, and as the results of drilling and development activities are acquired and interpreted. The Credit Facility is secured by first liens on Lucas existing and after acquired oil and gas properties.

The interest rate on borrowed funds under the Credit Facility is based on the greater of Amegy s prime lending rate or

Federal Funds rate plus 0.50% per annum, but not less than 5.0% per annum. The Credit Facility contains a variable commitment fee component for unused borrowing capacity not to exceed a 0.05% annual rate. Borrowings outstanding on the Credit Facility are due October 8, 2011. Since entering into the Credit Facility with Amegy Bank, Lucas interest rate has been 5.0% per annum paid monthly. Lucas incurred front end transaction costs totaling $421,751 on the Amegy Credit Facility and the deferred financing costs are being amortized over the three year term of the Credit Facility using the effective interest rate method. For the nine month period ended December 31, 2009, Lucas recorded as interest expense the amortization of deferred financing costs totaling $91,194 and the unamortized balance of the Amegy Credit Facility transaction costs total $283,381 at December 31, 2009.

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

At December 31, 2009, Lucas did not meet the current ratio test of 1.0 to 1.0, the EBITDA ratio covenant of 3.75 to 1.00 nor the G&A covenant that provides that permitted G&A under the Credit Facility covenant cannot be more than 25.0% of revenues less lease operating and taxes for a quarter. Lucas has advised Amegy Bank that it did not meet the aforementioned covenants of the Credit Facility at December 31, 2009.

Amegy s original lending commitment to Lucas under the Credit Facility at the time of execution in October 2008 was $3,000,000. On March 30, 2009 Amegy reduced its lending commitment to $2,700,000 and advised Lucas of a further $25,000 per month reduction in their commitment until the next scheduled borrowing base redetermination. On September 11, 2009, Amegy advised Lucas that its lending commitment under the Credit Facility was further reduced to $2,465,500 retroactive to August 31, 2009, and that the reduction in its lending commitment increased to $62,500 per month. Lucas continues to make principal payments of $25,000 per month, and has requested Amegy provide further data and explanation on the basis for and of the increasing level of reduction in their lending commitment to Lucas.

At December 31, 2009, Amegy s lending commitment under the Credit Facility was $2,212,500 and the outstanding principal balance totaled $2,300,000; there was no borrowing capacity available to Lucas under the Credit Facility. During the nine-month period ended December 31, 2009, Lucas has made principal payment reductions on the Credit Facility totaling $350,000. Principal reductions during the three month period ended December 31, 2009 totaled $200,000 which was comprised of $100,000 in schedule principal reduction payments, and $100,000 in supplemental principal reductions.

For the nine-month period ended December 31, 2009 Lucas incurred approximately $95,387 of interest, bank and bank advisor s fees totaling $38,937, and amortization of the original $421,751 of transaction costs on the Credit Facility totaling $91,194. The interest and associated costs of the Credit Facility to Lucas for the nine-month period totaled approximately $225,518.

NOTE 7 EQUITY

Common stock issued during the nine months ended December 31, 2009:

In the second and third fiscal quarters of 2010, Lucas issued through private equity placement 462,501 units at a purchase price of $0.60 per unit ( Unit ) for net proceeds of $277,500. Each Unit was comprised of one share of common stock and an attached three-year warrant for one share of common stock at $1.00 per share. The relative fair value of the common stock and attached warrant for one share of common stock were as follows:

The relative fair value of the common stock and warrants in the above table were derived through the Black Scholes option pricing model, and variables used in the model were: (i) 0.42% risk-free interest rate, (ii) expected life of one year, (iii) volatility of 120.82%, and (iv) zero expected dividends.

During the nine months ended December 31, 2009, the Company issued 66,373 shares of common stock to consultants and contractors to the Company. The Company issued 58,232 shares of common stock as commissions for the LEI-II capital program. These shares were issued at fair value which totaled $45,187, or $0.78 per common share, and recorded against the proceeds received from the program. The Company issued 8,141 shares of common stock to other consultants. The shares were issued at fair value which totaled $6,350, or $0.78 per common share and were included in stock based compensation.

During the nine months ended December 31, 2009, the Company issued 14,000 shares of common stock to its current chief financial officer which was part of his compensation package with the Company. The shares were issued at fair value totaling $11,338 or $0.81 per share.

On July 20, 2009, the Company issued 25,000 shares of common stock to its corporate secretary and former chief financial officer as part of his compensation package. The shares were issued at fair value totaling $25,000 or $1.00 per common share.

On October 20, 2009, the Company issued 85,443 shares of common stock to acquire new oil and gas lease acreage. The shares were issued at the grant date fair value which totaled $69,649, or $0.82 per common share.

On November 10, 2009, the Company issued 25,000 shares of common stock to a Director in connection with him joining the Board of Directors. The shares were issued at the grant date fair value which totaled $17,395, or $0.69 per common share.

On November 30, 2009, the Company issued 220,000 shares of common stock to acquire an incremental 22.5% working interest in three existing oil and gas wells located in Gonzales County, Texas (i.e., Rozella Kifer No. 1, Louis Zavadil No. 1 and Ali-O No. 1). The shares were issued at the grant date fair value which totaled $165,000, or $0.75 per common share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this report, and should be read in conjunction with management s discussion and analysis contained in Lucas Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and related discussion of our business and properties contained therein. The terms Company, Lucas Energy, Lucas, we , us , and our refer to Lucas Energy, Inc.

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

NATURE OF OPERATIONS

     Lucas is an independent oil and gas company based in Houston, Texas with approximately 15,000 gross and 12,000 net acres of oil and gas leases in South Texas primarily in the Gonzales County, Texas area. Our strategy is to acquire underperforming oil and gas properties in which we believe we can restore, revitalize or increase production. We currently hold 32 producing wells that produce in the aggregate approximately 80 135 gross barrels of oil per day ( BOPD ). We hold another 13 shut-in or plugged wellbores. We operate all wells that we own interests in, and hold 100% working interests in the majority of our wells. Our average daily production, net to our interest, from our oil and gas properties totaled approximately 71 and 79 barrels of oil equivalent ( boe ) per day for the three and nine months ended December 31, 2009, respectively.

     Crude oil represents approximately 99% of our total production and revenues. Oil sales are made on a month-to-month basis and our monthly cash flows are positively or negatively affected with upward and downward movements in crude oil price postings. Actual prices realized from our sales of crude oil for the three and nime months ended December 31, 2009 averaged $74.02 per barrel and $63.47 per barrel, respectively.

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

LEI 2009-II Capital Program

     On July 28, 2009 we kicked off our LEI 2009-II capital program. The program is being conducted through a capital working interest participation in the program with two parties. On party bought into and acquired an eighty percent (80%) working interest (before payout) in a six well program and bears 80% of the capital costs incurred in the program. The other participant has a ten percent (10%) working interest that is carried by Lucas through the tanks. We retained a 10% working interest in the six well program prior to payout and have an additional 10% back in after payout to the 80% working interest participant (or a total 20% working interest, after payout to the 80% working interest participant). We are the operator of all wells in the program.

     Through December 31, 2009 a total of approximately $2.488 million has been expended in the LEI 2009-II capital program, with our share of the capital expenditures totaling approximately $497,566. Through December 2009 sales of crude oil production have occurred from three wells in the program. In addition to the Austin Chalk target formation, we have been able to gather data of the Buda and Eagle Ford formations. The three remaining wells are in various stages of completion, chemical stimulation, treatment and/or dewatering.

Working Interest Acquisition in Three Previously Non-operated Wells

     We held nominal non-operating working interests in three wells located in Gonzales County, Texas (i.e., Rozella Kifer No. 1, Louis Zavadil No. 1 and Ali-O No. 1) of approximately 10% which were operated by Savoy

Energy Corporation ( Savoy ). The wells had not produced commercial quantities of production for several months. We have increased our working interest in the wells through the acquisition of an incremental 22.5% from the secured debt holder of one working interest owner s interests in the wells through the issuance of 220,000 shares of common stock

(valued at $165,000), and an incremental 16% from Savoy in exchange for amounts due us by Savoy. In connection with increasing our working interests in the three wells, we assumed operatorship of the wells effective November 1, 2009, and are in the process of restoring the wells to production.

Wilson County Leases and Wellbore Acquisitions

     We have entered into an agreement with El Tex Petroleum, LLC (the Seller ) that provides for our acquisition of approximately 2,771 gross oil and gas lease acreage (approx. 2,078 acres net to our interest) located in Wilson County, Texas. The leases have eight shut-in or plugged wellbores which are similar to our existing wellbores that are located principally in Gonzales County, Texas, that we believe are good candidates for restoration and revitalization procedures. The leasehold, wellbore and surface equipment acquisition price totals approximately $1.0 million with approximately $490,000 of the consideration comprised from the issuance of Lucas common stock to the Seller (specifically 637,887 shares of common stock at $0.77 per share), assumption of $500,000 in debt and $68,000 in cash.

     One director of Lucas holds an approximate 25.2% interest in the Seller while a second Lucas director holds an indirect beneficial ownership interest in the Seller of approximately 18.8%. Pursuant to NYSE Amex exchange rules the issuance of common shares to the Seller in the acquisition must be approved by our shareholders (i.e., if any individual officer, director or substantial shareholder a company has a 5% or greater interest, directly or indirectly, in the company of the assets to be acquired or the consideration to be paid in the transaction, and the present or potential issuance of common stock, or convertible into common stock, could result in an increase in outstanding common shares of 5% or more). The note holder of the debt assumed is a director of Lucas, and we expect to extinguish the debt through the issuance of shares of common stock, which must also be approved by our shareholders. The aforementioned share issuances will be submitted to our shareholders for their approval at our annual shareholder meeting scheduled for March 30, 2010.

     Through December 31, 2009, Lucas has remitted $68,000 cash to the Seller, and has expended approximately $206,000, net to its interest, on the development of the aforementioned oil and gas properties. In the event our shareholders do not approve the issuance of shares of common stock to the Seller for the acquisition of the oil and gas property interests, we intend to effect the acquisition through the remittance of cash, notes or a combination thereof. Should shareholders not approve the issuance of shares of common stock for the conversion of the $500,000 debt assumed, the note would not be converted and if necessary, the terms and conditions of the note would be restructured with the Lucas director who holds the note to terms acceptable to us and the director.

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008

     The $185,476 decrease in our oil and gas revenues during the three months ended December 31, 2009 was primarily attributable to a decrease of 5,335 barrel (45%) in oil production sales partially offset by an increase of $18.35 per barrel (33%) in the price realized for oil sales compared to the three months ended December 31, 2008. The decrease in oil volumes sold was due to lower production during the current three month period ended as compared to the prior year three month period. The lower production is the result of the delay or deferral of procedures to stimulate or enhance recovery as our discretionary capital investments are being allocated to our well interests that comprise the LEI 2009-II capital program.

Lease Operating Expenses

     Lease operating expenses decreased by $198,590 during the three months ended December 31, 2009 as compared to the prior year period principally due lower levels of oil production and the associated reduction in variable production costs (e.g., fuel, water hauling and chemical treatments), and our discretionary expenditures being allocated to the LEI 2009-II capital program in lieu of work-over, treatments and other procedures to enhance or stimulate production from our existing wells. .

General and Administrative Expenses

     General and administrative expenses decreased $4,225 for the three months ended December 31, 2009 as compared to the prior period primarily due to reductions in compensation and field administration expenses partially offset with increases in professional fees and expenditures incurred in connection with investor awareness initiatives.

Depreciation, Depletion, Amortization and Accretion ( DD&A )

     DD&A decreased $91,627 primarily due to a decrease in production for the current three month period ended December 31, 2009 totaling 5,575 barrels of oil equivalent compared to the prior year period.

Unrealized and Realized Gains and Losses

     The unrealized loss on investments for the three months ended December 31, 2009 totaling $103,200 is due to mark-to-market accounting for shares held by Lucas in Bonanza Oil and Gas, Inc. At September 30, 2009, Bonanza stock closed with a quoted price on the OTC of $0.07 per share compared to December 31, 2009 close price of $0.02 per share.

Interest Expense

     Interest expense increased by $21,092 due to interest, commitment fees and other fees associated with the Amegy Credit Facility executed in October 2008.

Income Tax Expense

     Income tax expense was zero for the current period compared to a tax benefit of $1,049,671 for the same period in the prior year. The prior year tax benefit was the result of expected future reductions to income tax liability for the net loss for the prior year period and the associated reduction in deferred income taxes. Current year tax benefits have been fully reserved in our valuation allowance.

Net Income (Loss)

     The $1,502,143 decrease in net loss during the current period is primarily attributable to the $2,463,940 reduction in the unrealized loss on Bonanza shares of common stock being offset by the $1,049,671 tax benefit.

For the Nine Months Ended December 31, 2009 Compared to the Nine Months Ended December 31, 2008

Oil and Gas Revenue

     The $1,651,616 decrease in our oil and gas revenues during the nine months ended December 31, 2009 was primarily attributable to a decline of $32.66 per barrel (34%) in the price realized for oil sales and a 9,884 barrel (32%) decrease in barrels of oil sold during the current period as compared to the prior year nine month period. The decrease in oil volumes sold was due to lower production levels during the current period as compared to the prior year nine month period. The lower production levels during the current period is the result of wells being down for work-over and treatments, and our allocation of discretionary expenditures to our capital expenditure requirements associated with the LEI 2009-II capital program.

Lease Operating Expenses

     Lease operating expenses decreased by $423,686 during the nine months ended December 31, 2009 as compared to the prior year period principally due to: reductions in work-over and treatment costs; reductions in variable costs of production (e.g., fuel and water hauling) reflecting the lower levels of oil production; and attention and discretionary resources being directed to the LEI 2009-II capital program.

General and Administrative Expenses

     General and administrative expenses increased $48,529 for the nine months ended December 31, 2009 as compared to the prior period primarily due to reductions in field administration expenses and professional fees offset with higher costs for investor awareness initiatives.

Depreciation, Depletion, Amortization and Accretion ( DD&A )

     DD&A decreased $130,587 primarily due to a decrease in production for the current nine month period ended December 31, 2009 totaling 9,858 barrels of oil equivalent compared to the prior year nine month period.

Unrealized and Realized Losses

     The unrealized loss on investments for the nine months ended December 31, 2009 of $124,756 is due to the mark-to-market accounting for shares held by Lucas in Bonanza Oil and Gas, Inc. The unrealized loss compares to a net unrealized loss totaling $1,801,683 for the same period ended December 31, 2008 on shares of common stock held in Bonanza that were the result of mark-to-market accounting for Bonanza shares held by Lucas. Lucas sold 1,516,000 shares of Bonanza common stock during the current nine month period with cash proceeds of $92,495 and a realized loss of $28,785. No sales of Bonanza shares of common stock were made during the same period in the prior year.

     We reported a realized loss totaling $121,273 for the nine month period ended December 31, 2008. This realized loss was the result of a May 2008 purchase of six commodity contracts that were linked to NYMEX crude oil futures contracts. The loss was realized at the time the contracts were closed out. Lucas did not hold any similar contracts during the current year period.

Interest Expense

     Interest expense increased by $184,464 due to interest, commitment fees and other fees associated with the Amegy Credit Facility executed in October 2008.

Interest Income

     Interest income decreased $1,970 for the nine months ended compared to the prior year period due to a decrease in the average cash on hand as cash raised in the sale of common stock in the fiscal year 2008 was expended.

Income Tax Expense

     Income tax expense was zero for the current period compared to a tax benefit of $595,117 for the same period in the prior year. The prior year tax benefit was the result of expected future reductions to income tax liability for the net loss for the prior year period and the associated reduction in deferred income taxes. Current year tax benefits have been fully reserved in our valuation allowance.

Net Income (Loss)

     The $158,008 decrease in net income is primarily attributable to the $1,676,927 increase in the unrealized gain on Bonanza shares of common stock between the current nine month period and the prior year nine month period, and the reduction of $1,651,616 in revenues from oil and gas sales and reduction of $423,686 in lease operating costs offset with the $595,117 reduction in deferred income taxes due to the net loss for the current nine month period.

Liquidity and Capital Resources

     From the end of our prior fiscal year of March 31, 2009 to December 31, 2009, our cash increased by $68,614 with cash at December 31, 2009 totaling $205,455. With the inclusion of the total outstanding principal balance on the Amegy Credit Facility totaling $2,300,000 classified as a current liability, we had negative working capital at December 31, 2009 of $3,172,538. At March 31, 2009, our negative working capital totaled $513,240, which included $300,000 of the then total outstanding balance under the Credit Facility with Amegy of $2,650,000.

     During the nine-month period ended December 31, 2009, we raised approximately $1.4 million in proceeds through working interest buy-in participation in our six well LEI 2009-II capital program and sales of interests in four non producing or marginally producing wellbores that did not meet our technical screening requirements for inclusion in our future drilling and development programs. We also received net proceeds of $277,500 from private equity placements. We used $350,000 to reduce the outstanding principal balance on our Credit Facility with Amegy Bank.

     We anticipate that cash flows from operating activities coupled with cash on hand will be sufficient to cover our operating and general and administrative requirements for the remainder of our 2010 fiscal year. We expect to fund our capital expenditure requirements including finishing out the six wells of the LEI 2009-II capital program and ramping up the LEI 2009-III capital program through a combination of joint venture arrangements, working interest participants buy-in to existing wells and programs, and other sources of capital such as private equity and debt placements, issuances under our S-3 shelf registration statement that went effective January 13, 2010, other forms of public offerings, and traditional reserve based financing and credit facilities.

     We currently have no definitive agreements or arrangements for additional funding, and financings could result in significant dilution to our shareholders or not be available on acceptable terms in the time frame necessary, or may not be available or acceptable to us at all.

Cash flow from operating activities

     For the nine months ended December 31, 2009, net cash provided by operating activities was $200,778 compared to net cash provided from operating activities of $899,814 for the nine months ended December 31, 2008. The $699,036 decrease in net cash provided from operating activities is primarily due to the reduction in net loss for the current period due to reduced revenues associated with lower volumes and substantially lower prices.

Cash flow from investing activities

     For the nine months ended December 31, 2009 net cash provided by investing activities was $10,977 compared to net cash used in investing activities for the prior year period of $3,157,216. Cash provided by investing activities was principally derived from the sale of working interests in connection with the LEI 2009-II capital program. Cash used in investment activities declined to due to a scaling back and reduction in capital expenditures associated with our oil and gas properties as the price for crude oil declined.

Cash flow from financing activities

     For the nine months ended December 31, 2009, net cash flow used in financing activities was $143,141 resulting from a reduction in the outstanding principal balance on the Amegy Credit Facility and deferred financing costs offset by proceeds from a private equity placement. For the nine months ended December 31, 2008, net cash flow provided by financing activities was $1,685,244 resulting from advances on the Amegy Credit Facility.

Hedging

     We did not and have not hedged any of our oil or natural gas production this fiscal year, and have not entered into any such hedges through the date of this filing.

Contractual Commitments

None

Off-Balance Sheet Arrangements

None.

Related Party Transactions

     As discussed under the Nature of Operations Wilson County Leases and Wellbore Acquisitions , one Lucas board of director member (J. Fred Hofheinz) holds an approximate 25.2% interest in El Tex Petroleum, LLC (the Seller ) while a second Lucas board of director member (W. Andrew Krusen, Jr.) holds an indirect beneficial ownership interest in the Seller of approximately 18.8%. We have entered into an agreement to acquire approximately 2,771 gross oil and gas lease acreage (approx. 2,078 net to our interest) located in Wilson County, Texas. The leasehold, wellbore and surface equipment acquisition price totals approximately $1.0 million with approximately $490,000 of the consideration comprised from the issuance of Lucas common stock to the Seller (specifically 637,887 shares of common stock at $0.77 per share), assumption of $500,000 in debt and $68,000 in cash. The issuance of shares of common stock, pursuant to NYSE Amex exchange rules, must be approved by our shareholders. The aforementioned share issuances will be submitted to our shareholders for their approval at our annual shareholder meeting scheduled for March 30, 2010.

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

     In February 2007, the Financial Accounting Standards Board ( FASB ) issued ASC 825 Financial Instruments. This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. ASC 825 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of ASC 825 to fiscal years preceding the date of adoption. We are currently evaluating the impact that ASC 825 may have on our financial position, results of operations or cash flows.

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

     In June 2009, the FASB issued ASC 105-10 Generally Accepted Accounting Principles. ASC 105-10 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, ASC 105-10 will supersede all then existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in ASC 105-10 will become non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not impact our results of operations or financial condition.

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

Management s Report on Internal Control over Financial Reporting

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

ITEM 1A. RISK FACTORS.

     In addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended March 31, 2009, as filed with the SEC on June 29, 2009, you should carefully consider risk factors identified below.

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

     Currently oil and natural gas companies are only permitted by the SEC to disclose proved reserves in their statutory SEC filings. Proved reserves are oil and natural gas reserves that a company has demonstrated by actual production or conclusive formation tests to be economically and legally producible under existing economic and operating conditions. Accordingly, the SEC has historically prohibited us from including probable reserves and possible reserves in statutory public filings. We may periodically disclose such reserves in information disseminations in documents that are not filed with the SEC. In addition to permitting us to disclose proved reserve estimates, effective January 1, 2010 the SEC will allow us to report probable and possible reserves realizing that both reserve categories are considered unproved reserves and as such, the SEC views the estimates to be inherently unreliable. Probable and possible reserve estimates may be misunderstood or seen as misleading to investors that are not experts in the oil or natural gas industry. Unless you have such expertise, you should not place undue reliance on these estimates. Except as required by applicable law, we undertake no duty to update this information and do not intend to update this information.

We face intense competition.

     We are in direct competition with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of the Texas and elsewhere competing for properties. Many competitors are large, well-known oil and gas and/or energy companies, although no single entity dominates the industry. Many of our competitors possess greater financial and personnel resources enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry. Management believes that a viable market place exists for smaller producers of natural gas and oil.

Our Amegy Bank revolving line of credit facility is secured by substantially all of our assets, is subject to periodic borrowing base redeterminations, and contains covenants that we are required to meet.

In October 2008 we entered into a three-year oil and gas reserve-based revolving line of credit with Amegy

Bank with maturity on October 8, 2011 (the Revolving Line of Credit or Credit Facility ). The availability of credit and repayments under the Credit Facility are subject to semiannual borrowing base redeterminations and periodic unscheduled redeterminations as Amegy Bank or we may request. Amegy s original lending commitment to us was set at $3.0 million, and the Credit Facility provides for Amegy to increase or decrease their lending commitment in connection with their borrowing base redeterminations. The Credit Facility is secured by first liens on Lucas existing and after acquired oil and gas properties.

     Since entering into the Credit Facility in October 2008, Amegy has made periodic and retroactive reductions in their lending commitment to us under the Credit Facility. On March 30, 2009 Amegy reduced its lending commitment to $2.7 million with a further reduction of $25,000 per month. On September 11, 2009 Amegy advised us that their lending commitment was reduced retroactive to August 31, 2009 to $2,465,000 with a further reduction of $62,500 per month. We have continued to make principal payments of $25,000 per month, and have requested Amegy provide further data and explanation on the basis for and of the increasing level of reduction in their lending commitment to us under the Credit Agreement. Amegy s current lending commitment to us is $2,275,000 and our outstanding principal balance is $2,325,000. Under Amegy s current lending commitment reduction schedule their lending commitment will be reduced by an additional $62,500 on December 31, 2009. There can be no assurances that Amegy will not continue to reduce their lending commitment to us under the Credit Facility which would necessitate that we continue to make further principal reduction payments to them.

     The Credit Facility contains covenants that we are required to meet including: a) maintain a current ratio not less than 1.00 to 1.00 at any time; b) prohibit the ratio of Indebtedness to adjusted earnings before interest, taxes, depreciation and amortization ( EBITDA ) from being more than 3.75 to 1.00 for the preceding four quarterly periods; and c) limit general and administrative ( G&A ) expenses during a fiscal quarter to no more than twenty-five percent (25.0%) of revenue less recurring lease operating expenses and taxes for the quarter. We have never met the G&A covenant. At the end of our last fiscal quarter we met the current ratio test of 1.00 to 1.00, but did not meet the EBITDA ratio covenant requirement. On occasion we have requested that Amegy waive one or more of the covenants and they historically have done so. However, there can be no assurances that Amegy will waive the covenant requirements under the Revolving Line of Credit in the future should we request such a waiver.

We may not be able to operate profitably in the near future, if at all.

     We will face all of the challenges of a smaller microcap oil and natural gas company that operates in a highly competitive industry, including but not limited to: locating, acquiring and successfully developing oil and gas properties; raising financing to fund our capital expenditure program; attracting, engaging and retaining the services of qualified management, technical and support personnel; establishing budgets and maintaining internal operating policies and procedures; and the design and implementation of effective financial and disclosure controls to meet public company statutory compliance requirements. We can provide no assurance that we will achieve a level of profitability that will provide a return on invested capital or that will result in an increase in the market value of our securities. Accordingly, we are subject to the risk that because of these factors and other general business risks noted throughout these Risk Factors, we may, in particular, not be able to profitably execute our plan of operation.

We require financing to execute our business plan and fund capital program requirements.

     We believe that our current cash reserves, together with anticipated cash flow from operations, will be sufficient to meet our working capital and operating needs for approximately the next twelve months. However, to continue growth and to fund our business and expansion plans we will require additional financing. The amount of capital available to us is limited, and may not be sufficient to enable us to fully execute our growth plans without additional fund raising. Additional financing may be required to meet our desired growth and strategic objectives and to provide more working capital for expanding our development and marketing capabilities and to achieve our ultimate plan of expansion and a larger scale of operations. There can be no assurance that we will be able to obtain such financing on attractive terms, if at all. We have no firm commitments for additional cash funding beyond the proceeds of the recently completed private placement.

     The risk factors disclosed in this section and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On November 10, 2009, the Company issued 25,000 shares of common stock to a Director in connection with him jointing the Board of Directors. The shares were issued at the grant date fair value which totaled $17,395, or $0.69 per common share. The shares were issued to accredited investors pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) and Regulation D under the Securities Act.

     On November 30, 2009, the Company issued 220,000 shares of common stock to acquire an incremental 22.5% working interest in three existing oil and gas wells located in Gonzales County, Texas (i.e., Rozella Kifer No. 1, Louis Zavadil No. 1 and Ali-O No. 1). The shares were issued at the grant date fair value which totaled $165,000, or $0.75 per common share. The shares were issued to accredited investors pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) and Regulation D under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEMS 4. SUBMISSION OF MATTERS TO A VOLTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to the Company Annual Report of Form 10-KSB for the
fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 3.1)

3.2	Bylaws (incorporated by reference to the Company Annual Report of Form 10-KSB for the fiscal year ended
November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 3.2)

10.1	Contract with SMC (incorporated by reference to the Company Annual Report of Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 10.1)

10.2	Consignment Agreement (incorporated by reference to the Company Annual Report of Form 10-KSB for the
fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 10.2)

10.3	Stock Purchase Agreement between Lucas Energy, Inc. and The Delphic Oil Co., LLC, dated
December 20, 2006 (incorporated by reference to the Form 8-K dated December 20, 2006 filed with the SEC on
December 21, 2009 as Exhibit 10.1)

10.4	Oil, Gas and Mineral Lease between Lucas Energy, Inc. and Griffin, filed of record on February 23,
2007 (incorporated by reference to the Form 8-K dated February 24, 2007 filed with the SEC on March 1, 2007 as Exhibit 10.4)

10.5	Employment Agreement between Lucas Energy, Inc. and James J. Cerna, dated March 20, 2007
(incorporated by reference to the Company Annual Report on Form 10-KSB for the fiscal year ended March 31,
2007 filed with the SEC on June 29, 2007, Exhibit 10.5)

10.6	Employment Agreement between Lucas Energy, Inc. and William A. Sawyer, dated March 20, 2007
(incorporated by reference to the Company Annual Report on Form 10-KSB for the fiscal year ended March 31,
2007 filed with the SEC on June 29, 2007, Exhibit 10.6)

10.7	Credit Agreement between Lucas Energy, Inc. and Amegy Bank National Association (Incorporated by
reference to the Form 8-K dated October 8, 2008 filed with the SEC October 14, 2008)

10.8	Secured Promissory Note between Lucas Energy, Inc. and Amegy Bank National Association
(Incorporated by reference to the Form 8-K dated October 8, 2008 filed with the SEC October 14, 2008)

10.9	Deed of Trust, Security Agreement, Financing Statement and Assignment of Production from Lucas
Energy to Kenneth R. Batson, Trustee, for the benefit of Amegy Bank National Association
(Incorporated by reference to the Form 8-K dated October 8, 2008 filed with the SEC October 14, 2008)

10.10	Security Agreement by Lucas Energy, Inc. in favor of Amegy Bank National Association (Incorporated by reference to the Form 8-K dated October 8, 2008 filed with the SEC October 14, 2008)

10.11	Unregistered Sale of Equity Securities and Departure of Director and Appointment of Director
(Incorporated by reference to the Form 8-K dated October 8, 2009 filed with the SEC October 13, 2009)

14.1	Code of Ethics (Incorporated by reference to the Company Annual Report on Form 10-K/A, Amendment No. 1,
for the fiscal year ended March 31, 2009 filed with the SEC on July 29, 2009).

14.2	Whistleblower Protection Policy (Incorporated by reference to the Company Annual Report on Form 10-K/A,
Amendment No. 1, for the fiscal year ended March 31, 2009 filed with the SEC on July 29, 2009).

14.3	Charter of the Audit and Ethics Committee (Incorporated by reference to the Company Annual Report on
Form 10-K/A, Amendment No. 1, for the fiscal year ended March 31, 2009 filed with the SEC on July 29, 2009).

14.4	Charter of the Nominating Committee (Incorporated by reference to the Company Annual Report on Form
10-K/A, Amendment No. 1, for the fiscal year ended March 31, 2009 filed with the SEC on July 29, 2009).

14.5	Charter of the Compensation Committee (Incorporated by reference to the Company Annual Report on Form
10-K/A, Amendment No. 1, for the fiscal year ended March 31, 2009 filed with the SEC on July 29, 2009).

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1) Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ William A. Sawyer	President and C.E.O.	February 12, 2009
William A. Sawyer	(Principal Executive Officer)

Chief Financial Officer and
/s/ Donald L. Sytsma		February 12, 2009
Accounting Officer
Donald L. Sytsma	(Principal Financial Officer)