Form 10-K
period 2010-03-31
LUCAS ENERGY, INC.
filed 2010-07-14
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-51414

LUCAS ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0417780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3555 Timmons Lane, Suite 1550
Houston, Texas 77027
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark  if disclosure of delinquent filers pursuant to Item 405 of  Regulation  S-K  is not contained herein, and will not be contained,  to the best of the registrant's knowledge, in definitive proxy or information statements incorporated  by  reference  in Part III of this  Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter)	$4,987,282

Number of shares of registrant’s common stock outstanding as of June 29, 2010	13,603,490

LUCAS ENERGY, INC.
FORM 10-K
For the Fiscal Year Ended March 31, 2010

Cautionary Statement

This report on Form 10-K and the documents or information incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

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

PART I

ITEM 1.   BUSINESS.

General

Lucas Energy, Inc. (“we,” “us,” “Lucas”, “Lucas Energy”, the “Company” and words of similar meaning) is an independent oil and gas company based in Houston, Texas with approximately 12,500 gross acres (10,400 acres net) of oil and gas leases in South Texas primarily in the Gonzales County and Wilson County, Texas.  We hold oil and gas interests in the Austin Chalk formation (proved and producing), Buda formation (proved and production), and Eagle Ford Shale formation (proved and undeveloped).  We focus on building, revitalizing and developing a portfolio of oil and gas properties by acquiring what we believe are undervalued and underperforming oil and gas assets for which we believe we can increase production.

We operate thirty (30) producing wells that currently produce approximately 190-200 barrels of oil per day (“BOPD”), gross. In total we hold interests in sixty-three (63) producing, shut-in, and previously plugged and abandoned wellbores.  Our oil production sales totaled 27,833 barrel oil equivalent, net to our interest for our fiscal year ended March 31, 2010.  We operate all of our oil and gas properties with the exception of one property located in Jasper County, Texas.

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

Our revitalization process is directed toward bringing wells back into production or enhance production through ordinary practices used in the oil and gas industry.  Our revitalization procedures used on acquired wells include the installation of new or good used equipment on the well; cleaning out the well with open ended tubing, tubing with a bit, or tubing with a mule shoe; treating the well with acid, soapy water, or other proprietary chemicals sourced from third parties; re-entry of a plugged and abandoned well; and drilling of a new lateral extension on an existing well.  Our well revitalization program enables us to generate short-term cash and to hold leases for additional future development.  Additionally we have conducted reservoir engineering on a program to drill new laterals from existing well-bores or offset locations that we have already leased.  The purpose of these laterals are to provide more aerial access to the formation in order to increase the flow rate and to recover additional oil and gas reserves not recoverable from the existing vertical (straight) holes.

Our primary focus is to grow our portfolio of oil and gas properties. Our revenues are derived from the sale of the oil that we produce from our wells.  We derive ancillary revenue from associated natural gas produced in connection with production from our oil wells.  Our assets deplete as our oil and gas reserves are produced, and our business is capital intensive requiring substantial funding to make property acquisitions, to drill and complete wells and to conduct well revitalizations in order for us to maintain and increase our oil and gas reserve base.  Our primary recurring costs are expenses associated with lease operations and with operating the Company.

Historically, we have retained substantially all our earnings to fund our capital program and to grow our oil and gas reserve base.   Presented below are our actual sales of oil and gas production and average prices realized during the years ended March 31, 2010 and 2009:

	For the Year Ended March 31, 2010	For the Year Ended March 31, 2009	Increase / (Decrease)
Volumes, net:
Oil (bbls)	26,858	41,309	(14,451)
Gas (mcf)	5,849	7,505	(1,656)
Total (boe)	27,833	42,560	(14,727)
Average price received:
Oil	$65.60	$80.82	$(15.22)
Gas	$2.73	$5.77	$(3.04)
Total Revenues:	$1,777,736	$3,382,060	$(1,604,324)

Our principal office is located at 3555 Timmons Lane, Suite 1550, Houston, Texas 77027. Our phone number is (713) 528-1881.  The Company is authorized to transact business in the state of Texas, and is a bonded operator with the Texas Railroad Commission.

Research and Development

We have not allocated funds for conducting research and development activities.  We do not anticipate allocating funds for research and development in the immediate future.

Marketing of Crude Oil and Natural Gas

We operate exclusively in the United States oil and gas industry. Crude oil production sales are made directly to GulfMark Energy, Inc. and Texon LP. Our sales are made on a month-to-month basis, and title transfer occurs  at an individual property’s tank battery when loaded onto the oil purchaser’s truck.  Crude oil prices realized from production sales are tied to published west Texas intermediate crude indexes.

Our natural gas production is associated gas resulting from crude oil production and is nominal.  Natural gas is sold to Houston Pipeline Company on a month-to-month basis.

Although we believe that we are not dependent upon any one customer, our marketing arrangement with GulfMark accounted for approximately 87% and 88% of our revenue for the years ended March 31, 2010 and 2009, respectively.  In the event that GulfMark is unwilling or unable to purchase our crude oil production, we believe alternative purchasers are readily available and sales would occur at competitive market prices.

Employees

As of our fiscal year ended March 31, 2010, we employed four full-time employees, consisting of the chief executive officer and the chief financial officer, and two administrative support staff.  In conjunction with the continued ramp up of our activities for increased drilling and development initiatives, we have increased our full-time employee complement by four comprised of a land manager, accountant and two administrative support staff in our Gonzales, Texas field office.  Other resource requirements are outsourced third parties through contractors and consultants that have specialized operational and technical skill sets, together with professional services for reserve estimations, audit, legal and public company compliance requirements.

None of our employees are a member of any union, nor have they entered into any collective bargaining agreements. We believe that our relationship with our employees is good. With the successful implementation of our business plan, we may seek additional employees in the next year to handle anticipated potential growth.

Facilities

We currently occupy approximately 3,793 square feet of office space in Houston, Texas for $6,572 per month pursuant to a 22-month sublease agreement with an expiry of April 30, 2012.  We have a Gonzales field office for which we pay $350 per month on a month-to-month basis.

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

We have limited operating capital.

While we believe that we have sufficient cash on hand and cash flow from operations to fund recurring production operating expenses and base general and administrative requirements, over the longer term we may not. The amount of capital available to us is limited, and may not be sufficient to enable us to fully execute our capital expenditure program and growth initiatives with additional funding sources.  Additional financing may also be required to achieve our objectives and provide working capital for organizational infrastructure developments necessary to achieve our growth plans and reach a level of oil and gas operating activities that allows us to take advantage of certain economies of scale inherent to our business which would provide us the ability to reduce costs on a per unit of production basis.   There can be no assurance that we will be able to obtain such financing on attractive terms, if at all. We have no firm commitments for additional cash funding.

Our Credit Facility was secured with substantially all existing and after acquired assets, and was subject to financial covenants that we were required to meet.

Our Revolving Line of Credit and Letter of Credit Facility with Amegy Bank that we entered into on October 8, 2008 was secured by substantially all of our existing and after acquired assets. The availability of funds and repayments of borrowed funds were subject to periodic borrowing base determinations. Amegy Bank’s lending commitment and our borrowing capacity was subject to increases or decreases as the collateral value of the oil and gas properties securing the Credit Facility fluctuates with factors such as changes in commodity prices, revisions to reserve estimates, and changes in capital expenditure and operating cost estimates. On March 31, 2010, the Amegy Bank’s lending commitment to us was approximately $2.0 million while the outstanding principal balance due to Amegy Bank under Credit Facility was $2.15 million.  The maturity of outstanding borrowings under the Credit Facility was three (3) years from closing the Credit Facility, or earlier if repayments are required pursuant to periodic borrow base redetermination. The Credit Facility contained financial covenants that we were required to meet and if not met, we would be required to request waiver(s).

On May 5, 2010, Lucas paid off the outstanding balance under the Amegy Bank Credit Facility, and terminated the Facility.  In connection with the repayment and termination of the Credit Facility, Amegy Bank released all liens. Future financings may necessitate that substantially all or a portion of our assets be pledged to a counterparty, and could include financial covenants requirements similar to the covenants that existed under the Amegy Credit Facility which we may or may not be able to meet.

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

The crude oil and natural gas reserves we report in our SEC filings are estimates and may prove to be inaccurate.

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

Our growth will be materially dependent upon the success of our future development program. Drilling for crude oil and natural gas and reworking existing wells involves numerous risks, including the risk that no commercially productive crude oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including:

•	unexpected drilling conditions;
•	pressure or irregularities in formations;
•	equipment failures or accidents;
•	inability to obtain leases on economic terms, where applicable;
•	adverse weather conditions and natural disasters;
•	compliance with governmental requirements; and
•	shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.

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

Our revenues, operating results, profitability, cash flow, future rate of growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of crude oil and natural gas. Lower crude oil and natural gas prices also may reduce the amount of crude oil and natural gas that we can produce economically. Historically, the markets for crude oil and natural gas have been very volatile, and such markets are likely to continue to be volatile in the future. Prices for crude oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for crude oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, including:

•	worldwide and domestic supplies of crude oil and natural gas;
•	the level of consumer product demand;
•	weather conditions and natural disasters;
•	domestic and foreign governmental regulations;
•	the price and availability of alternative fuels;
•	political instability or armed conflict in oil producing regions;
•	the price and level of foreign imports; and
•	overall domestic and global economic conditions.

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

Competition

We are in direct competition with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of Texas and elsewhere competing for properties.  Many competitors are large, well-known oil and gas and/or energy companies, although no single entity dominates the industry.  Many of our competitors possess greater financial and personnel resources enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry.  Management believes that there exists a viable market place for smaller producers of natural gas and oil.

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

Exploration and Production

Lucas Energy's operations are subject to various types of regulation at the federal, state and local levels. These regulations include requiring permits for the drilling of wells; maintaining prevention plans; submitting notification and receiving permits related to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface plugging and abandoning of wells and the transporting of production. Lucas Energy's operations are also subject to various conservation matters, including the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition state conservation laws establish maximum rates of production oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas Lucas can produce from its wells and to limit the number of wells or the locations at which Lucas Energy can drill.

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

RCRA and comparable state and local requirements impose standards for the management, including treatment, storage, and disposal of both hazardous and non-hazardous solid wastes. We generate hazardous and non-hazardous solid waste in connection with our routine operations. From time to time, proposals have been made that would reclassify certain oil and gas wastes, including wastes generated during drilling, production and pipeline operations, as "hazardous wastes" under RCRA which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal, and clean-up requirements. This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and gas wastes could have a similar impact. Because oil and gas exploration and production, and possibly other activities, have been conducted at some of our properties by previous owners and operators, materials from these operations remain on some of the properties and in some instances require remediation. In addition, in certain instances we have agreed to indemnify sellers of producing properties from which we have acquired reserves against certain liabilities for environmental claims associated with such properties. While we do not believe that costs to be incurred by us for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

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

ITEM 2.        PROPERTIES.

Our properties consist of working and royalty interests owned by us in various oil and gas wells and oil and gas lease acreage located in Gonzales, Wilson, Karnes and Jasper Counties, Texas.

Oil and Gas Acreage

The following table sets forth the developed leasehold acreage held by us as of March 31, 2010 and 2009. Gross acres are the total number of acres we have a working interest. Net acres are the sum of our fractional working interests owned in the gross acres.

In certain leases, our ownership varies at different depths; therefore, the net acreage in these leases is calculated with consideration of the varying ownership interests.

All Acreage in Texas	March 31, 2010	March 31, 2009

Gross acreages, approximate	12,526	15,159

Net acreage, approximate	10,429	12,620

Reserves

Our proved and probable reserves and the standardized measure of discounted future net cash flows of our interests in proved oil and gas reserves at March 31, 2010 are set forth below:

Proved Reserves	Oil (Bbls)	Natural Gas (MCF)	Discounted Future Net Cash Flow (at 10% per year)

Developed Producing	73,010	11,760	$1,614,720

Developed Non Producing	63,540	19,410	2,549,300

Undeveloped	1,833,680	-	43,354,360

Total, before income taxes	1,970,230	31,170	$47,518,380

Less: Estimated income taxes on future net cash flows (discounted at 10% per year)	n/a	n/a	$(8,311,887)

Total, March 31, 2010	1,970,230	31,170	$39,206,493

Probable Reserves	Oil (Bbls)	Natural Gas (MCF)	Discounted Future Net Cash Flow (at 10% per year)

Undeveloped	680,770	-	$4,464,910

Revisions to SEC Oil and Gas Reserve Reporting Requirements.

Effective December 31, 2008, the SEC effected revisions designed to modernize the oil and gas company reserves reporting requirements. The revisions are effective for annual reports filed on or after December 15, 2009. Among other things, the revised reporting requirements include:

•	Commodity Prices—Economic predictibility of reserves and discounted cash flows are now based on a 12-month average commodity price unless contractual arrangements designate the price to be used.

•	Disclosure of Unproved Reserves—Probable and possible reserves may be disclosed separately on a voluntary basis.

•
Proved Undeveloped Reserves—Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered and they are scheduled to be drilled within the next five years.

•	Reserves Estimation Based on New Technologies—Reserves may be estimated through the use of reliable technology in addition to flow tests and production history.

•
Reserve Personnel and Estimation Process Disclosure—Additional disclosure is required regarding the qualifications of the chief technical person who oversees the reserves estimation process and internal controls used to assure the objectivity of the reserve estimates.

The required revisions to modernize the oil and gas reserve disclosures have been incorporated into our March 31, 2010 reserve reports and in the aggregate were not considered material to our reserves.

Our proved reserves and the standardized measure of discounted future net cash flows of our interests in proved oil and gas reserves at March 31, 2009 are set forth below:

Proved Reserves	Oil (Bbls)	Natural Gas (MCF)	Discounted Future Net Cash Flow (at 10% per year)

Developed Producing	218,200	67,510	$4,337,550

Developed Non Producing	11,900	-	171,110

Undeveloped	2,008,760	-	23,290,550

Total, before income taxes	2,238,860	67,510	$27,799,210

Less: Estimated income taxes on future net cash flows (discounted at 10% per year)	n/a	n/a	$(3,812,075)

Total, March 31, 2009	2,238,860	67,510	$23,987,135

The proved reserves estimates contained in the above tables at March 31, 2010 and 2009 are based primarily on reserve reports prepared by of Forest A. Garb & Associates, independent petroleum consultants to the Company.  The present values of the proved reserves as of March 31, 2010 identified in the tables are prepared by discounting future projected net cash flows computed with constant oil and gas prices of $69.54 per barrel (Bbl) and $3.96 per thousand cubic feet (Mcf), respectively and constant future production and development costs less estimated future income tax expense. The constant oil and gas prices used at March 31, 2009 were $48.16 per barrel and $3.64 per thousand cubic feet, respectively. The estimated future net cash flows are then discounted at a rate of 10 percent per year.

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

See Supplemental Information on Oil and Gas Producing Activities included as part of our consolidated financial statements.   A copy of the Forrest A. Garb & Associates, Inc. report “Estimated Reserves and Future Net Revenue as of April 1, 2010, Attributable to Interests Owned by Lucas Energy, Inc. In Certain Properties Located in Texas (SEC Case)” is attached as Exhibit 99.1 to this Annual Report on Form 10-K.

Wells

The following summarizes the Company's productive oil and gas wells as of March 31, 2010 and 2009.  Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which the company has an interest. Net wells are the sum of the Company's fractional working interests owned in the gross wells.

	Year ended March 31, 2010	Year ended March 31, 2009
Oil and gas wells, Texas:	30	43
Gross	30	43
Net	26	40

The following summarizes our net production sold and capital expenditures for the years ended March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
Production sales:
Oil (barrels)	26,858	41,309
Natural gas (thousands cubic feet)	5,849	7,505
Total (barrels oil equivalent)	27,833	42,560

Capital Expenditures (Cash and Non-Cash)	$3,372,881	$4,004,694

The following is a list of our oil and natural gas producing properties at March 31, 2010 and 2009 and the crude oil and the natural gas production sales for the years then ended, all volumes are net to our interest in the properties:

(Operated by Lucas Unless Otherwise Noted)		Fiscal Years Ending
Lease Name	County	March 31, 2010	March 31, 2009
		(Unaudited)	(Unaudited)
Oil (bbls):
Ali-O No. 1	Gonzales	61	77
Barnett, W.L. et al #1	Gonzales	794	525
Barnett, W.L. et al #4	Gonzales	194	299
Bates # 2R	Wilson	50	-
Burnett #1	Gonzales	70	-
Cone-Dubose Unit #1	Gonzales	59	2,039
Copeland Karnes #1	Karnes	550	384
Ervin Et Al 1	Gonzales	828	-
FT Shauer	Gonzales	-	224
Green	Baylor	-	225
Griffin Oil Unit #2	Gonzales	4,349	7,117
Griffin Oil Unit #5	Gonzales	220	1,197
Griffin Ruddock #1	Gonzales	1,530	1,264
Hagen Ranch Unit	Gonzales	572	730
Hagen Ranch Unit #3	Gonzales	3,001	6,811
Henry Christian	Gonzales	-	1,207
Hindes	Atoscosa	818	725
Hindman #2	Gonzales	53	365
Hines Unit #1	Gonzales	549	1,070
Jim Davis #1	Gonzales	741	655
Kuntschik#1	Gonzales	997	1,363
Kuntschik#2	Gonzales	1,127	1,057
Mary Martha #1	Gonzales	464	513
Matthews #1	Atascosa	215	293
Merit-RVS #1	Gonzales	911	614
Norris #1	Gonzales	531	-
Paul Foerster #1	Gonzales	414	447
Perkins Oil Unit #1	Gonzales	3,155	6,340
Rozella Kifer No. 1	Gonzales	57	51
RVS Oil Unit	Gonzales	62	-
RVS #2	Gonzales	248	212
RVS #3	Gonzales	356	1,715
Sloan	Gonzales	-	119
Team Bank	Wilson	2,109	1,709
Upton Ruddock	Gonzales	606	1,079
Wright #1	Gonzales	245	273
Zavadil #1	Gonzales	175	114
Zavadil #2st	Gonzales	747	496
Total oil sales (bbls)		26,858	41,309

Natural Gas (Mcf):
Copeland Karnes #1H	Karnes	-	40
Griffin-Ruddock Oil Unit #1	Gonzales	4,270	1,269
Ruddock, Upton #1	Gonzales	-	3,765
Kaspar CP	Gonzales	1,579	2,431
Total natural gas sales (Mcf)		5,849	7,505

Total barrels oil equivalent		27,833	42,560

The following summarizes the Company’s drilling activities for the years ending March 31, 2010, and 2009:

For the year ended March 31, 2010	Productive Wells	Dry Wells

Exploratory wells, net	0	0

Development wells, net	1	0

For the year ended March 31, 2009	Productive Wells	Dry Wells

Exploratory wells, net	0	0

Development wells, net	1	0

Set forth in the following schedule is the average sales price per unit of oil, expressed in barrels  ("bbl"), and of natural gas, expressed in thousand cubic feet ("mcf") and average cost of production produced by us for the past two fiscal years.

	Year ended March 31,
	2010	2009
Average sales price:
Gas (per mcf)	$2.73	$5.77
Oil (per bbl)	$65.60	$80.82
Average cost of production:
Gas (per mcf)	$-	$-
Oil (per bbl)*	$37.66	$31.62

*Gas sold is a byproduct of oil production; costs associated with the gas sold are included in the cost of oil production.

The following schedule sets forth the capitalized costs relating to oil and gas producing activities by us for the past two fiscal years.

	March 31,
	2010	2009
Proved oil and gas producing properties and related lease and well equipment	$24,699,722	$22,794,893
Accumulated depletion	(2,482,433)	(1,721,580)
Net Capitalized Costs	$22,217,289	$21,073,313

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

ITEM 4       (REMOVED AND RESERVED)

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

 Market Information

Our common stock is quoted on the NYSE Amex (“AMEX”) under the symbol LEI.  Set forth in the table below are the quarterly high and low prices of our common stock for the past two fiscal years.

2010	High	Low

Quarter ended June 30, 2009	$1.13	$0.80
Quarter ended September 30, 2009	$1.98	$0.69
Quarter ended December 31, 2009	$0.67	$0.44
Quarter ended March 31, 2010	$0.96	$0.61

2009	High	Low

Quarter ended June 30, 2008	$6.16	$2.81
Quarter ended September 30, 2008	$3.91	$1.45
Quarter ended December 31, 2008	$1.54	$0.51
Quarter ended March 31, 2009	$0.86	$0.38

Holders

As of March 31, 2010, there were approximately 2,202 certificate and non-objecting beneficial holders of record of our common stock. This does not take into account those shareholders who object to disclosure on the non-objecting beneficial owners disclosure list.

Dividend Policy

We have not declared, paid cash dividends, or made distributions in the past. We do not  anticipate  that  we will  pay  cash  dividends  or  make distributions  in the  foreseeable  future.  We currently intend to retain and reinvest future earnings to finance operations.

Issuance of Unregistered Shares of Common Stock

On April 29, 2010 a warrant holder that purchased 25,000 shares of common stock and attached warrants for a share of common stock at $1.00 per share exercised his warrants and the Company issued 25,000 shares of common stock for total proceeds of $25,000.

All of the share issuances were conducted in compliance with the exemption from registration provided by Rule 4(2).

Purchases of Treasury Stock

On September 8, 2008, Lucas repurchased 10,000 shares of its common stock in the open market trading at a cost of $21,087. On October 29, 2008, Lucas repurchased 26,900 shares of its common stock in the open market trading at a cost of $28,072. The shares are held by Lucas’ transfer agent as treasury stock, and the shares are treated as issued but not outstanding at March 31, 2010.

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

Oil and Gas Properties

We hold approximately 12,500 gross acres (10,400 acres net) of oil and gas leases in South Texas primarily in the Gonzales County and Wilson County, Texas.  We hold oil and gas interests in the Austin Chalk formation (proved and producing), Buda formation (proved and production), and Eagle Ford Shale formation (proved and undeveloped).

We operate thirty (30) producing wells that currently produce approximately 190-200 barrels of oil per day (“BOPD”), gross.  Our oil production sales totaled 27,833 barrel oil equivalent, net to our interest for our fiscal year ended March 31, 2010.  We operate all of our oil and gas properties with the exception of one property located in Jasper County, Texas.

Hilcorp Energy I, L.P. Purchase and Sale Agreement dated April 1, 2010

On April 1, 2010 Lucas entered into a purchase and sale agreement with HilCorp Energy, I, L.P. (“HilCorp”) for the development of Lucas’ Eagle Ford Shale properties located in Gonzales County, Texas.  The agreement provides for HilCorp to acquire an undivided eighty-five (85%) working interest in the “deep rights” held by Lucas in Gonzales County, Texas.  On May 5, 2010 Lucas and HilCorp held the first closing with total gross proceeds to Lucas of $7,520,560.  The second closing of the “deep rights” sale transaction occurred on June 28, 2010 at which time gross proceeds to Lucas totaled $1,381,270 for total gross proceeds to date of $8,901,830.   Net proceeds to Lucas for the first and second closings were $7,492,200, after distribution to Lucas’ working interest participants their proportionate share of proceeds totaling $1,409,630.   A third closing of the remainder of the Company’s Eagle Ford Shale rights is expected to occur by the end of July 2010.

Our agreement with HilCorp provides for us to have a “carried” working interest in the initial two wells drilled by HilCorp on oil and gas properties purchased by them under the April 1, 2010 purchase and sale agreement.

A portion of the proceeds from the May 5, 2010 first closing was used to fully repay and terminate the Amegy Bank Credit Facility. In connection with the repayment Amegy Bank it released all liens and security interests held by Amegy Bank in Lucas’ oil and gas properties.

LEI 2009-II Capital Program

Lucas began the LEI 2009-II capital program in July 2009.  There are two working interest participants in the program.  One program participant holds an eighty percent (80%) working interest (before payout) in the six well program and bears eighty percent (80%) of the capital costs expended in the program.  In connection with the “buy-in” (i.e., “farm-in”) to the capital program, the working interest participant paid Lucas $872,100. The amount paid by the participant to Lucas for its interest in the six wells was reflected by Lucas as a reduction to the full cost pool with no gain or loss reported on the sale. A second participant holds a ten percent (10%) interest.  Lucas retained a ten percent (10%) working interest in the program prior to payout, and has an additional ten percent (10%) “back in” after payout to the 80% working interest participant (or a total 20% working interest, after payout).  Lucas is the operator of all wells in the program, and five wells are located in Gonzales County, Texas while the sixth well is located in Wilson County, Texas.

Through March 31, 2010, a total of approximately $3,035,000 has been expended in the LEI 2009-II capital program, with Lucas’ share of the capital expenditures totaling approximately $606,900.  Commercial sales of crude oil production have occurred from five wells in the program.

LEI 2009-III Capital Program

The LEI 2009-III capital program is comprised of four wells located in Gonzales County and Wilson County, Texas.  In November 2009 the principal working interest participant in the LEI 2009-II capital program, agreed to participate in the LEI 2009-III four well program through paying eighty percent (80%) of the capital costs to earn a seventy percent (70%) working interest in the wells.  In connection with the working interest participant’s “buy-in” (i.e., “farm-in”) to the four wells they paid Lucas approximately $682,352 for the interest in the wells. The amount paid to Lucas for the interests acquired was reflected as a reduction to the full cost pool with no gain or loss recorded by Lucas on the sale.

Total projected capital expenditures for the LEI 2009-III capital program are approximately $4.3 million. Through March 2010, a total of approximately $366,700 has been expended in the capital program, with Lucas’ share of the capital expenditures totaling approximately $73,300.   Fund received by Lucas pursuant to cash calls to the working interest participant in excess of funds expended in the capital program are reflected in Lucas’ financial statement as a current liability – “Advances from working interest owner”.

Acquisition of Oil and Gas Properties Located in Wilson County, Texas

Lucas entered into an agreement to acquire approximately 2,771 gross oil and gas lease acreage (approx. 2,078 acres net to our interest) located in Wilson County, Texas from El Tex Petroleum, LLC (“El Tex”).  The leases have eight shut-in or plugged wellbores that the Company believes are good candidates for restoration and revitalization procedures.  The leasehold, wellbore and surface equipment acquisition price totaled approximately $1.0 million with $490,000 of the consideration paid through the issuance of Lucas common stock to El Tex (specifically 637,887 shares of common stock at $0.77 per share); Lucas’ assumption of $500,000 in debt plus accrued interest; and remittance of $68,000 in cash.

One director of Lucas holds an approximate 25.2% interest in El Tex while a second Lucas director holds an indirect beneficial ownership interest of approximately 18.8% in El Tex.  Pursuant to NYSE Amex exchange rules, Company shareholders were required to approve the issuance of shares of common stock to El Tex due to the directors holding in the aggregate more than five percent (5%) indirect interest in the assets being acquired by Lucas from El Tex.  Additionally, the note holder of the debt assumed by Lucas from El Tex is a director of Lucas and in connection with the Lucas acquisition agreed to convert the debt plus accrued interest due him by El Tex into shares of common stock. Pursuant to NYSE Amex exchange rules Company shareholders were required to approve the issuance of the shares of common stock to the director.

At the Lucas shareholder meeting held on March 30, 2010, the Lucas shareholders approved the issuance of the shares of common stock to El Tex and the issuance of shares of common stock to the Company director in conversion of debt plus accrued interest assumed by Lucas from El Tex.  NYSE Amex approved the listing application for the shares to be issued and on May 25, 2010 Lucas issued 637,887 shares of common stock to El Tex and 683,686 shares of common stock to the Lucas director that held the debt assumed by Lucas.  The shares of common stock were issued at $0.77 per share which was the fair value of the shares at the time the acquisition was agreed and effected in September 2009.

Three wells acquired by Lucas from El Tex are part of the LEI 2009-III capital program, while one well is part of the LEI 2009-II six well program.

Working Interest Acquisition in Three Previously Non-operated Wells

We held nominal non-operating working interests in three wells located in Gonzales County, Texas (i.e., Rozella Kifer No. 1, Louis Zavadil No. 1 and Ali-O No. 1) of approximately 10% which were operated by Savoy Energy Corporation (“Savoy”). The wells had not produced commercial quantities of production for several months. We have increased our working interest in the wells through the acquisition of an incremental 22.5% from the secured debt holder of one working interest owner’s interests in the wells through the issuance of 220,000 shares of common stock (valued at $165,000), and an incremental 16% from Savoy in exchange for amounts due us by Savoy.   In connection with increasing our working interests in the three wells, we assumed operatorship of the wells effective November 1, 2009, and are in the process of restoring the wells to production.

Our capital program is comprised of development activities that involve: (i) drilling of new laterals from existing wells bores in the Austin Chalk formation, (ii) re-entry of shut-in or previously plugged wellbores; and (iii) workovers and stimulations of existing wells.  We also will participate in the drilling of the oil and gas acreage purchased by HilCorp, with a “carried interest” in the initial two wells drilled.

A portion of the capital projects we intend to undertake are:

New Laterals in Austin Chalk
		Development	Projected Initial
Well	County	Costs	Production (1)
Barnett, WL 1	Gonzales	$450,000	100 bbl/day

Shut In & Re-entry Wells
		Development	Projected Initial
Well	County	Costs	Production (1)
Ebrom (Pilarczyk) 1	Wilson	$135,000	50 bbl/day
Ebrom 1	Wilson	$90,000	50 bbl/day
Ebrom 1-B	Wilson	$90,000	50 bbl/day
Gescheidle 1	Gonzales	$105,000	100 bbl/day
Mills Oil Unit 1	Gonzales	$15,000	50 bbl/day
Milton Hines No.1	Gonzales	$330,000	150 bbl/day
Snoga 1	Wilson	$90,000	100 bbl/day
Snoga A et al	Wilson	$90,000	100 bbl/day
Valcher Emma 1	Wilson	$300,000	100 bbl/day
Wall Darden 1	Wilson	$90,000	50 bbl/day

Workovers & Stimulations
		Development	Projected Initial
Well	County	Costs	Production (1)
Cone-BuBose Unit	Gonzales	$8,000	2 bbl/day
Hagen Ranch 3	Gonzales	$75,000	10 bbl/day
Hines Unit 1	Gonzales	$23,000	4 bbl/day
Perkins Oil Unit 1	Gonzales	$75,000	170 bbl/day
Ruddock, Upton 1	Gonzales	$8,300	4 bbl/day
RVS Oil Unit No. 1	Gonzales	$5,000	2 bbl/day

(1)  Initial production is calculated at 8/8th interest.

Results of Operations

The  following  table  sets  forth  the  revenue and production data for continuing operations for the two most recent fiscal  years  ended  March  31,  2010 and  2009.

	For the Year Ended March 31,		Amount Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)

OIL AND GAS REVENUES:	$1,777,736	$3,382,060	$1,604,324)	-47%

PRODUCTION SALES:
Oil (barrels)	26,858	41,309	(14,451)	-35%
Natural gas (thousand cubic feet)	5,849	7,505	(1,656)	-22%
Total (barrels oil equivalent)	27,833	42,560	(14,727)	-35%

Oil (barrels per day)	74	113	(40)	-35%
Natural gas (thousand cubic feet per day)	16	21	(5)	-24%
Total (barrels oil equivalent per day)	76	117	(40)	-35%

AVERAGE SALES PRICES:
Oil (per barrel)	$65.60	$80.82	$(15.22)	-19%
Natural gas (per thousand cubic feet)	$2.73	$5.77	$(3.04)	-53%

Lease operating expenses	1,048,333	1,345,928	(297,595)	-22%
Severance and property taxes	129,432	171,688	(42,256)	-25%
Depreciation, depletion, and amortization	787,340	899,949	(112,609)	-13%
General and administrative	1,690,170	1,594,598	95,572	6%

Total Expenses	3,655,275	4,012,163	(356,888)	-9%

LOSS FROM OPERATIONS	(1,877,539)	(630,103)	(1,247,436)	198%

OTHER INCOME (EXPENSES)
Unrealized loss on investments	(110,606)	(2,095,019)	1,984,413	-95%
Realized loss on investments, net	(30,785)	(121,273)	94,488	-75%
Interest income	-	1,970	(1,970)	-100%
Interest expense	(301,787)	(89,193)	(212,594)	238%
Total Other Income (Expenses)	(443,178)	(2,303,515)	1,860,337	-81%

NET INCOME BEFORE INCOME TAXES	(2,320,717)	(2,933,618)	612,901	-21%

INCOME TAX BENEFIT	-	(834,127)	(834,127)	-100%

NET LOSS	$(2,320,717)	$(2,099,491)	$(221,226)	11%

For the Year Ended March 31, 2010 Compared to the Year Ended March 31, 2009

Management Analysis of Operation

Results of Operations:

Oil and Gas Revenue

The $1,604,324 decrease in our oil and gas revenues during the year ended March 31, 2010 was primarily attributable to a decline of $15.22 per barrel (19%) in the price realized for oil sales and a 14,451 barrel (35%) decrease in barrels of oil sold during the current year as compared to the prior fiscal year ended March 31, 2009. The decrease in oil volumes sold was due to lower production levels during the current fiscal year as compared to the prior year.  The lower production levels during the current period is the result of wells being down for work-over and treatments, and our allocation of discretionary expenditures to our capital expenditure requirements associated with the LEI 2009-II and LEI 2009-III capital programs.

Lease Operating Expenses

Lease operating expenses decreased by $297,595 during the year ended March 31, 2010 as compared to the prior year period principally due to: reductions in work-over and treatment costs; reductions in variable costs of production (e.g., fuel and water hauling) reflecting the lower levels of oil production; and attention and discretionary resources being directed to the LEI 2009-II and III capital programs.

General and Administrative Expenses

General and administrative expenses increased $95,572 for the year ended March 31, 2010 as compared to the prior period primarily due to reductions in field administration expenses, professional fees and stock based compensation offset with higher costs for investor awareness initiatives.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A decreased $112,609 primarily due to a decrease of 14,727 barrels of oil equivalent in production sales for the year ended March 31, 2010 as compared to the prior year period primarily resulting from lower production during the current year; partially offset by an increase in the DD&A rate per unit of production of $26.28 per barrel oil equivalent as compared to $20.56 barrel oil equivalent for the prior year.

Unrealized and Realized Losses

The unrealized loss on investments for the year ended March 31, 2010 of $110,606 is due to the mark-to-market accounting for shares held by Lucas in Bonanza Oil and Gas, Inc. The unrealized loss compares to a net unrealized loss totaling $2,095,019 for the same period ended March 31, 2009 on shares of common stock held in Bonanza that were the result of mark-to-market accounting for Bonanza shares held by Lucas.   Lucas sold 1,516,000 shares of Bonanza common stock during the current year period with cash proceeds of $92,495, and 1,000,000 shares of Bonanza common stock was transferred to a consultant for services valued at $38,000.  In the aggregate we had a total realized loss of $30,785 for the current fiscal year.  No sales of Bonanza shares of common stock were made during the same period in the prior year.

We reported a realized loss totaling $30,785 for the year ended March 31,2010 as compared to a realized loss of $121,273 for the prior year ended March 31, 2009.  The prior year realized loss was the result of a May 2008 purchase of six commodity contracts that were linked to NYMEX crude oil futures contracts.  The loss was realized at the time the contracts were closed out.  Lucas did not hold any similar contracts during the current year period.

Interest Expense

Interest expense increased by $212,594 due to interest, commitment fees and other fees associated with the Amegy Credit Facility executed in October 2008.  On May 5, 2010, Lucas paid off the outstanding balance under the Amegy Credit Facility, and terminated the credit agreement.

Interest Income

Interest income for the current year ended was -$0- compared to $1,970 for the prior year ended.  The interest income for the prior year was earnings on cash raised in a September 2007 private equity placement that remained to be expended as of March 31, 2008.

Income Tax Expense

Income tax expense was zero for the current period compared to a tax benefit of $834,127 for the same period in the prior year.  The prior year tax benefit was the result of expected future reductions to income tax liability for the net loss for the prior year period and the associated reduction in deferred income taxes.  Current year tax benefits from operating losses have been fully reserved in our valuation allowance.

Net Loss

The $221,226 increase in the net loss for the current year as compared to the prior year is primarily attributable to the $1,984,413 decrease in the unrealized loss on Bonanza shares of common stock between the current year and the prior year, and the reduction of $1,604,324 in revenues from oil and gas sales a reduction of $297,595 in lease operating costs offset with the $834,127 income tax benefit in the prior year due to a reduction in deferred income taxes due to the net loss in the prior year.

Liquidity and Capital Resources

From the end of our prior fiscal year of March 31, 2009 to March 31, 2010, our cash increased by $1,685,939 with cash at March 31, 20109 totaling $1,822,780.  With the inclusion of the total outstanding principal balance on the Amegy Credit Facility totaling $2,150,000 classified as a current liability, we had negative working capital at March 31, 2010 of $$4,149,283.  At March 31, 2009, our negative working capital totaled $513,240, which included $300,000 of the then total outstanding balance under the Credit Facility with Amegy of $2,650,000.

During the year ended March 31, 2010, we raised approximately $1.6 million in proceeds through working interest buy-in participation in our LEI 2009-II and LEI 2009-III capital programs and sales of interests in four non producing or marginally producing wellbores that did not meet our technical screening requirements for inclusion in our future drilling and development programs.  We also received net proceeds of $277,500 from private equity placements.  We used $500,000 to reduce the outstanding principal balance on our Credit Facility with Amegy Bank.   On May 5, 2010 we repaid the outstanding balance on the Credit Facility and terminated Facility.

We anticipate that cash flows from operating activities; proceeds from the farm-out of 85% of Eagle Ford formation deep rights in Gonzales County, Texas; equity placements under our S-3 shelf registration through at-the-market public placements; and cash on hand will be sufficient to repay the $2.15 million outstanding balance of our Amegy credit facility, fund our capital expenditure requirements for our interests in the LEI 2009-II and 2009-III capital programs, and cover our operating and general and administrative requirements for our fiscal year ended March 31, 2011.   Additionally, we expect to fund our oil and gas capital expenditure requirements through a combination of joint venture arrangements, working interest participants’ buy-in to existing wells and programs, and other sources of capital such as private equity and debt placements, public offerings, and traditional reserve based financing and credit facilities.

We currently have no definitive agreements or arrangements for additional funding, and financings could result in significant dilution to our shareholders or not be available on acceptable terms in the time frame necessary, or may not be available or acceptable to us at all.

Cash flow from operating activities

For the year ended March 31, 2010, net cash used in operating activities was $717,967 compared to net cash provided from operating activities of $581,929 for the prior year ended.  The $1,299,896 decrease in net cash was primarily due to a decline in revenues for the current year compared to the prior year.

Cash flow from investing activities

For the year ended March 31, 2010 net cash used in investing activities was $298,974 compared to net cash used in investing activities for the prior year of $3,921,369.  Cash provided by investing activities was principally derived from the sale of working interests in connection with the LEI 2009-II and 2009-III capital programs. Cash used in investment activities declined to due to a scaling back and reduction in capital expenditures associated with our oil and gas properties as the price for crude oil declined.

Cash flow from financing activities

For the year ended March 31, 2010, net cash flow provided by financing activities was $2,702,880.  Funds provided by financing activities were associated with advances from working interest owners totaling $2,305,292, short term borrowings of $740,000 and $277,500 raised through a private equity placement. Funds totaling $500,000 were used to reduce the outstanding principal balance on the Amegy Bank Credit Facility during the year ended March 31, 2010.

Hedging

We did not hedge any of our oil or natural gas production during fiscal 2010 or 2009 and have not entered into any such hedges from March 31, 2010 through the date of this filing.

Contractual Commitments

None

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements.

Related Party Transactions

As discussed under the “Nature of Operations – Acquisition of Oil and Gas Properties Located in Wilson County, Texas” one Lucas board of director member (J. Fred Hofheinz) holds an approximate 25.2% interest in El Tex Petroleum, LLC (the “El Tex”) while a second Lucas board of director member (W. Andrew Krusen, Jr.) holds an indirect beneficial ownership interest in the Seller of approximately 18.8%.  We entered into an agreement to acquire approximately 2,771 gross oil and gas lease acreage (approx. 2,078 net to our interest) located in Wilson County, Texas.  The leasehold, wellbore and surface equipment acquisition price totals approximately $1.0 million with approximately $490,000 of the consideration comprised from the issuance of Lucas common stock to El Tex (specifically 637,887 shares of common stock at $0.77 per share), assumption of $500,000 in debt and $68,000 in cash.  Pursuant to NYSE Amex exchange rules, issuance of shares of common stock in connection with the acquisition of the oil and gas properties from El Tex requires shareholders’ approval.   Lucas shareholders approved the share issuance in the annual shareholder meeting held on March 30, 2010.  Upon exchange approval of the listing application for the shares to be issued, the shares of common stock were issued on May 25, 2010.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 825 “Financial Instruments.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. ASC 825 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of ASC 825 to fiscal years preceding the date of adoption. We are currently evaluating the impact that ASC 825 may have on our financial position, results of operations or cash flows.

In December 2008, the SEC released Final Rule, “Modernization of Oil and Gas Reporting .”  The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes.  The new requirements also will allow companies to disclose their probable and possible reserves to investors.  In addition, the new disclosure requirements require that companies 1) report the independence and qualifications of its reserves preparer or auditor, 2) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit, 3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices.  The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009.  Early adoption is not permitted.  We are currently assessing the impact, if any, that the adoption of the pronouncement will have on our operating results, financial position or cash flows.

In June 2009, the FASB issued ASC 105-10 “Generally Accepted Accounting Principles.” ASC 105-10 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, ASC 105-10 will supersede all then existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in ASC 105-10 will become non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not impact our results of operations or financial condition.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements as of March 31, 2010 and 2009 and for the fiscal years ended March 31, 2010 and 2009 have been audited by GBH CPAs, PC, an independent registered public accounting firm, and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X as promulgated by the SEC.  The aforementioned financial statements are included herein starting with page F-1.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our principal executive officer and principal financial officer, has concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

We concluded that the consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows for the year ended March 31, 2010 in conformity with U.S. generally accepted accounting principals (“GAAP”).

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010 based on the criteria framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over our financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the year ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10       DIRECTORS, EXECUTIVE OFFICERS, and CORPORATE GOVERNESS

The following table sets forth the names, ages, and offices held by our directors and executive officers:

Name	Position	Date First Elected	Age
J. Fred Hofheinz	Chairman of Board	September 18, 2008	72
William A. Sawyer	Chief Executive Officer, Director	April 6, 2005	62
Donald L. Sytsma	Chief Financial Officer, Treasurer	April 14, 2009	52
Peter K. Grunebaum	Director	January 29, 2007	76
W. Andrew Krusen, Jr.	Director	October 8, 2009	62

Information Concerning the Board of Directors and its Committees.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.  There are no agreements with respect to the election of directors.  We have historically compensated our directors for service on the Board of Directors and committees thereof through the issuance of shares of common stock and nominal cash compensation for meeting fees. Additionally, we reimburse directors for expenses incurred by them in connection with the attendance at meetings of the Board and any committee thereof.  The Board of Directors appoint annually the executive officers of the Company and the executive officers serve at the discretion of the Board.  The Executive Committee of the Board of Directors, to the extent permitted under Nevada law, exercises all of the power and authority of the Board in the management of the business and affairs of the Company between meetings of the Board.

The business experience of each of the persons listed above during the past five years is as follows:

FRED J. HOFHEINZ, CHAIRMAN OF BOARD, Chair of Nominating Committee

Mr. Hofheinz, the former Mayor of the City of Houston (1974-1978), began his business career with his late father, Roy Hofheinz, Sr., who built the Houston Astrodome.  Mr. Hofheinz played a key role in the family real estate development projects surrounding the Astrodome, including an amusement park – Astroworld and four hotels.  He was the senior officer of Ringling Brothers Barnum and Bailey Circus, which was owned by the Hofheinz family.   In 1971, Mr. Hofheinz co-founded a closed circuit television company, Top Rank, which is now the leading professional boxing promotion firm in the nation.  He has served as President of the Texas Municipal League and served on the boards of numerous other state and national organizations for municipal government elected officials.  In addition to his law practice, Mr. Hofheinz also owned several direct interests in oil and gas companies.  He has also dealt extensively with business interests, primarily oil and gas related, in the People’s Republic of China and in the Ukraine.

For the past five years Mr. Hofheinz has been an investor and a practicing attorney with the firm of Williams, Birnberg & Anderson LLP in Houston, Texas, and the city that he served as mayor from 1974 to 1978.  While he has numerous investments in real estate, his principal investment interest is in oil and gas.  He has been actively engaged in successful exploration and production ventures, both domestic and international.  He holds a PhD in economics, from the University of Texas and takes an active interest in Houston’s civic and charitable affairs.  He was admitted to the Texas bar in 1964, having received his preparatory education at the University of Texas, (B.A., M.A., Ph.D., 1960-1964); and his Legal education at the University of Houston, (J.D., 1964).

WILLIAM A. SAWYER, DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Mr. Sawyer has been a director of the Company since April 6, 2005. Mr. Sawyer has over 30 years of diversified experience in the energy industry with firms such as; ARCO, Houston Oil & Minerals, Superior Oil (Mobil), and ERCO. Mr. Sawyer founded the petroleum consulting firm of Exploitation Engineers, Inc. and his clients included private investors, independent oil companies, banking institutions, major energy and chemical companies, and the US government. In connection with Exploitation Engineers, Mr. Sawyer evaluated and managed large projects such as a private trust that held working interests in several hundred producing and non-producing oil and gas properties.  Mr. Sawyer has been an expert witness in federal court, state court, and before several state agencies in Texas and Oklahoma, and he has testified as to the fair market value of mineral interests and sub-surface storage interests.  Mr. Sawyer co-founded the Company and was originally appointed to a position with the Company on June 13, 2006.  Mr. Sawyer has served as a Director of the Company and as its chief operating officer, until his appointment to president and chief executive officer on January 22, 2009.

PETER K. GRUNEBAUM – DIRECTOR, Chair of Audit Committee

Mr. Grunebaum is an independent investment banker with over 40 years of experience in the energy sector with a specialty in exploration and production. Previously he was the Managing Director of Fortrend International, an investment firm headquartered in New York, New York, a position he held from 1989 until the end of 2003. From 2003 to present, Mr. Grunebaum has been an independent investment banker. Mr. Grunebaum is a graduate of Lehigh University, and in addition to being a board member of Lucas, he is also on the Board of Prepaid Legal Services, Inc. [NYSE:PPD] and Stonemor Partners LP. [NASDAQ: STON].

W. ANDREW KRUSEN, JR. – DIRECTOR, Chair of the Compensation Committee

Mr. Krusen has been Chairman and Chief Executive Officer of Dominion Financial Group, Inc. since 1987. Dominion Financial is a merchant banking organization that provides investment capital to the natural resources, communications and manufacturing and distribution sectors.  Mr. Krusen is currently a director and chairman of Florida Capital Group, Inc. – a Florida bank holding company, as well as Florida Capital Bank, N.A. its wholly owned subsidiary.  He also serves as a director of publicly traded Highpine Oil and Gas Ltd., a Canadian oil and gas concern; and Raymond James Trust Company, a subsidiary of Raymond James Financial, Inc. – and numerous privately held companies, including Beall’s Inc., Telovations, Inc., CoAdvantage Resources, Inc. and Romark Laboratories, LLC.  Mr. Krusen is a former member of the Young Presidents’ Organization, and he is currently a member of the World President’s Organization, Society of International Business Fellows and a Trustee of the International Tennis Hall of Fame.  He is past Chairman of Tampa's Museum of Science and Industry and a member of the Florida Council of 100.  Mr. Krusen graduated from Princeton University in 1970.

DONALD L. SYTSMA, CHIEF FINANCIAL OFFICER, AND TREASURER

Mr. Sytsma was appointed Chief Financial Officer and Treasurer of the Company on April 14, 2009, and he serves as the principal accounting and financial officer for the Company.  From January 2005 to October 2008, Mr. Sytsma was a director, Treasurer and Chief Financial Officer of Gulf Western Petroleum (formerly Wharton Resources).  Since April 2003, Mr. Sytsma has been president of DLS Energy Associates, LLC, an independent consulting company.  From November 2003 to June 2005, Mr. Sytsma was Chief Financial Officer of Altus, and from November 2003 through February 2006, Mr. Sytsma was a director of Altus.  From May 2001 to April 2003, Mr. Sytsma was Vice-President of R.J. Rudden Associates.  Mr. Sytsma has over 25 years’ experience in the energy industry in the upstream midstream and downstream segments. Mr. Sytsma received his bachelor’s of science in accounting from Indiana University in May 1979 with highest distinction.  Mr. Sytsma is a former Executive Committee Member of the North America Energy Standards Board and Co-Chaired multiple industry subcommittees, developing standards for the U.S. energy markets. Mr. Sytsma is a certified public accountant.

There are no family relationships among our directors or our executive officers.  No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it.

DIRECTOR INDEPENDENCE

During the year ended March 31, 2010, the Board has determined that a majority of the Board is independent under the definition of independence and in compliance with the listing standards of the NYSE Amex listing requirements. Based upon these standards, the Board has determined that all of the directors are independent, with the exception of Mr. Sawyer, our President and Chief Executive Officer.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

During the fiscal year that ended on March 31, 2010, the Board held four meetings.  All directors attended all meetings of the Board and all committee meetings on which the Director served during fiscal year 2010. All of the current directors attended our fiscal year 2009 annual shareholder meeting held on March 30, 2010.

The Board has a standing Audit Committee, Compensation Committee, and Nominating Committee.

The Audit Committee currently consists of Mr. Grunebaum (chair), Mr. Hofheinz and Mr. Krusen, each of whom is independent as defined in Section 803(A) of the NYSE Amex LLC Company Guide.  The Audit Committee’s function is to provide assistance to the Board in fulfilling the Board’s oversight functions relating to the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of the Company’s independent auditors, and perform such other activities consistent with its charter and our By-laws as the Committee or the Board deems appropriate.  The Audit Committee produces an annual report for inclusion in our proxy statement.  The Audit Committee is directly responsible for the appointment, retention, compensation, oversight and evaluation of the work of the independent registered public accounting firm (including resolution of disagreements between our management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The Audit Committee shall review and pre-approve all audit services, and non-audit services that exceed a de minims standard, to be provided to us by our independent registered public accounting firm. The Audit Committee carries out all functions required by the NYSE AMEX, the SEC and the federal securities laws. The Board has determined that Mr. Grunebaum, Mr. Hofheinz and Mr. Krusen are “independent,” and at least one member is an “audit committee financial expert” as defined in the SEC’s Regulation S-K, Item 407(d).  During fiscal year 2010, the Audit Committee held four meetings. The Audit Committee’s charter is available on our website at www.lucasenergy.com.

The Compensation Committee is comprised of Mr. Krusen (chair), Mr. Grunebaum and Mr. Hofheinz, each of whom is independent as defined in Section 803(A) of the NYSE Amex LLC Company Guide.  The purpose of the Compensation Committee is to oversee the responsibilities relating to compensation of our executives and produce a report on executive compensation for inclusion in our proxy statement.  The Compensation Committee may delegate its authority to subcommittees of independent directors, as it deems appropriate.  During fiscal year 2010, the Compensation Committee held four meetings. The Compensation Committee’s charter is available on our website at www.lucasenergy.com.

The Nominating Committee is comprised of Mr. Hofheinz (chair), Mr. Grunebaum and Mr. Krusen, each of whom is independent as defined in Section 803(A) of the NYSE Amex LLC Company Guide.   This Committee is responsible for (1) establishing criteria for selection of new directors and nominees for vacancies on the Board, (2) approving director nominations to be presented for shareholder approval at the Company annual meeting, (3) identifying and assisting with the recruitment of qualified candidates for Board membership and for the positions of Chairman of the Board and Chairmen of the committees of the Board, (4) recommending to the Board to accept or decline any tendered resignation of a director, (5) considering any nomination of director candidates validly made by shareholders, (6) reviewing any director conflict of interest issues and determining how to handle such issues, (7) insuring a review of incumbent directors’ performance and attendance at Board and committee meetings in connection with the independent directors’ decision regarding directors to be slated for election at the Company’s annual meeting, (8) providing appropriate orientation programs for new directors, (9) reviewing and assessing the adequacy of the Company’s corporate governance policies and practices and recommending any proposed changes to the Board, and (10) proposing any necessary actions to the Board.  We have not paid any third party a fee to assist in the process of identifying and evaluating candidates for director. During fiscal year 2010, the Nominating Committee held one meeting. The Nominating Committee’s charter is available on our website at www.lucasenergy.com.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act.  Except as described below and based solely on the reports received by us and on the representations of the reporting persons, we believe that all complied with all applicable filing requirements during the fiscal year ended March 31, 2010.

CODE OF ETHICS

The Company adopted a code of ethics (“Code”) that applies to all of its directors, officers, employees, consultants, contractors and agents of the Company.  The Code of Ethics has been reviewed and approved by the Board of Directors.  The Company’s Code of Ethics is incorporated by reference to the Form 10-K dated March 31, 2009 filed with the SEC on June 29, 2009 as Exhibit 14.1.  Original copies of the Code of Ethics are available, free of charge, by submitting a written request to the Company at 3555 Timmons Lane, Suite 1550, Houston, Texas 77027.

WHISTLEBLOWER PROTECTION POLICY

The Company adopted a Whistleblower Protection Policy (“Policy”) that applies to all of its directors, officers, employees, consultants, contractors and agents of the Company. The Whistleblower Policy has been reviewed and approved by the Board of Directors. The Company’s Whistleblower Policy is incorporated by reference to the Form 10-K dated March 31, 2009 filed with the SEC on June 29, 2009 as Exhibit 14.2. Original copies of the Whistleblower Policy are available, free of charge, by submitting a written request to the Company at 3555 Timmons Lane, Suite 1550, Houston, Texas 77027.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets for compensation information with respect to our chief executive officer, our highly compensated executive officers at the end of our fiscal year, and individuals for whom disclosure would have been provided herein but for the fact they were not serving as an executive officer of the Company at the end of our fiscal year.

Summary Compensation Table

The following table sets for compensation information with respect to our chief executive officer, our highly compensated executive officers at the end of our fiscal year, and individuals for whom disclosure would have been provided herein but for the fact they were not serving as an executive officer of the Company at the end of our fiscal year.

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Comp ($)	Total ($)

William A. Sawyer (1) (2) (3)	2010	$162,250	$29,000	$-	$6,000	$197,250
President and	2009	150,000	-	-	2,000	152,000
Chief Executive Officer

Donald L. Sytsma (1) (4)	2010	$120,000	$22,677	$-	$4,000	$146,677
Chief Financial Officer	2009	-	-	-	-	-

James J. Cerna, Jr. (2)	2010	$58,333	$-	$-	$-	$58,333
Former Chairman, President and	2009	153,125	-	-	2,000	155,125
Chief Executive Officer

William A. Sikora (2) (5)	2010	$-	$-	$-	$-	$-
Former President and	2009	63,736	8,846	267,083	2,000	$341,665
Chief Executive Officer

Malek A. Bohsali (2) (6)	2010	$-	$25,000	$-	$-	$25,000
Former Chief Financial Officer	2009	37,250	25,000	-	2,000	64,250

(1)
During the fiscal year ended March 31, 2010 Mr. Sawyer as Director was paid $6,000 for attendance at three Board of Directors meeting, and Mr. Sytsma as chief financial officer and corporate secretary was paid $4,000 for attendance at Board meetings.

(2)
During the fiscal year ended March 31, 2009 Messrs Sawyer, Cerna and Sikora as Company Directors were paid $2,000 for attendance at a Board meeting.  Mr. Bohsali was paid $2,000 for attending the Board meeting.

(3)
Stock award granted to Mr. Sawyer of 50,000 shares of common stock for Lucas’ joint venture partner’s commitment to and initial funding of their 70% working interest in the LEI 2009-III capital program.  Fair value of shares on date earned was $0.58 per share for total stock award of $29,000.

(4)
Mr. Sytsma appointed chief financial officer and treasurer effective April 14, 2009. In addition monthly cash compensation, Mr. Sytsma’s employment arrangement with Company includes a non-cash compensation component of 2,000 shares of common stock per month. Company closing share price on date Mr. Sytsma appointed chief financial was $0.56 per share. The fair value of shares earned is determined based on closing share price on last trading day of each month.

(5)
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

(6)	Mr. Bohsali served as Chief Financial Officer of the Company from April 10, 2007 through April 14, 2009.

Compensation of Named Executive Officers

William A. Sawyer

Mr. Sawyer co-founded the Company and was originally appointed to a position with the Company on June 13, 2006.  Mr. Sawyer has served as a Director of the Company and as its chief operating officer, until his appointment to president and chief executive officer on January 22, 2009. On March 20, 2007, the Company entered into an employment agreement with Mr. Sawyer (filed as exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2007).  Mr. Sawyer’s agreement was for a period of three (3) years and provided for payment of $150,000 annually. Additionally, Mr. Sawyer’s employment agreement provided for certain payments in the event termination of employment. Effective October 1, 2009 the Compensation Committee approved an increase to Mr. Sawyer’s base compensation to $162,000 per annum. Mr. Sawyer’s employment agreement terminated on March 20, 2010.

Donald L. Sytsma

Mr. Sytsma was appointed Chief Financial Officer and Treasurer of the Company on April 14, 2009, and he serves as the principal accounting and financial officer for the Company. Mr. Sytsma’s current compensation arrangement with the Company provides for a salary of $11,000 per month for services as required by the Company, plus 2,000 shares of Company common stock per month agreed to as a material inducement to entering into Mr. Sytsma’s employment with the Company.

James J. Cerna, Jr.

Mr. Cerna co-founded the Company and was originally appointed a Director and chief executive officer of the Company on May 19, 2006, and he was appointed as president on June 12, 2006.  On September 2, 2008, Mr. Cerna transferred his duties as president and chief executive officer to Mr. Sikora and continued his role as Chairman of the Board of Directors.  On May 5, 2009 Mr. Cerna’s resigned as Chairman and as a member of the Board. On March 20, 2007, the Company entered into employment agreement with Mr. Cerna (filed as exhibits 10.5 to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2007).  Mr. Cerna's agreement is for a period of 3 years and provides for payment of $175,000 annually in exchange for services to the Company.  The agreement also provides for certain payments in the event termination of employment.  In connection with Company initiatives to scale back costs in response to low oil prices during our 4th fiscal quarter, Mr. Cerna agreed to suspend payment of his compensation under his employment agreement.  Mr. Cerna and the Company are in active discussions as to the settling up of amounts provided for in his referenced employment agreement.  Pursuant to an oral agreement, effective August 1, 2009 the Company commenced remitting one-half (½) of the monthly compensation provided for in his employment agreement on a semi-monthly basis, or $7,292 per month, until the remaining amount due under his employment agreement is paid.

William A. Sikora

Mr. Sikora was appointed President and Chief Executive Officer of the Company on September 2, 2008, pursuant to an employment agreement dated thereof and incorporated by reference to the Form 8-K dated September 2, 2008 that was filed with the Securities and Exchange on September 4, 2008.  Pursuant to the employment agreement, Mr. Sikora’s initial year base salary was set at $125,000; he was granted non-qualified stock options to purchase 200,000 shares of the Company common stock at $2.60 per share that vested over two years; and he was to receive 19,230 shares of Company common stock.   On January 22, 2009, Mr. Sikora’s services with the Company ended and in accordance with the referenced employment agreement the options became fully vested.  At the time the options were issued to Mr. Sikora they were valued at $267,083 using the Black-Sholes Option Pricing Model and the entire fair value of the options was recognized by the Company upon the termination of services.  Additionally the Company issued 19,230 shares of restricted common stock to Mr. Sikora that were valued at $8,846 at the time of issuance by the Company.

Malek A. Bohsali

Mr. Bohsali served as chief financial officer of the Company from April 10, 2007 through April 14, 2009, and served as corporate secretary of the Company until his resignation effective September 30, 2009. Mr. Bohsali received compensation listed in the above compensation table.

Other resources utilized in the Company’s operations are typically contractors or sub-contractors of vendors and service providers that are not owned directly or indirectly by the Company or any officer, director or shareholder owning greater than five percent (5%) of our outstanding shares, nor are they members of the referenced individual’s immediate family.  Such sub-contracting engagement and per job payments are commonplace in the Company's business.  The Company expects to continue to utilize and pay such service providers and third party contractors necessary to operate its day-to-day field operations.

Lucas 2010 Incentive Compensation Plan

The Company shareholders approved the Lucas Energy, Inc. 2010 Long Term Incentive Plan (“Incentive Plan” or “Plan”) at the annual shareholder meeting held on March 30, 2010.  The Incentive Plan provides the Company with the ability to offer stock options and restricted stock to employees, consultants and contractors as performance incentives.  Shares issuable under the Incentive Plan were registered on Form S-8 registration statement that was filed with the SEC on April 23, 2010.  The NYSE Amex approved this listing application for the shares issuable under the Incentive Plan on May 6, 2010.  At March 31, 2010 no shares had been issued under the Incentive Plan.

Under the Incentive Plan, 900,000 shares of the Company’s common stock are authorized for initial issuance.  The number of shares available under the Plan are reduced by one for each share delivered pursuant to an award under the Plan. Any issued shares that become available due to expiration, forfeiture, surrender, cancellation, termination or settlement in cash of an award under the Incentive Plan may be requested and used as part of a new award under the Plan.

The Plan is administered by the Compensation Committee of the Board of Directors.  The Committee interprets the Plan and has broad discretion to select the eligible persons to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the exercise price of stock options, the number of shares subject to awards, the expiration date of awards, and the vesting schedule or other restrictions applicable to awards.  The Plan allows the Company to grant the following types of awards: (1) incentive stock options, (2) non-qualified stock options, and (3) restricted shares.

Outstanding Equity Awards at March 31, 2010

At the end of the Company’s fiscal year end, outstanding equity awards for issued and unexercised stock option awards are identified in the following table.  There are no outstanding equity awards that are unexercisable at the fiscal year ended March 31, 2010.

Outstanding Equity Awards at 2010 Fiscal Year End
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date

William A. Sikora	200,000	--	$2.60	9/02/2011

The Company does not currently have in place or provide retirement, disability or other benefits to its employees.

DIRECTOR COMPENSATION

The following table sets for compensation information with respect to our directors during our fiscal year ended March 31, 2010.

Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)

Peter K. Grunebaum	$6,000	$-	$6,000
J. Fred Hofheinz	6,000	-	6,000
W. Andrew Krusen	6,000	-	6,000

Non employee and employee directors are paid $2,000 per meeting attended. Non-employee directors were paid $6,000 in cash for meeting fees during the fiscal year ended March 31, 2010.  Non-employee directors have historically been granted shares of common stock for services provided to the Company as a director.

Compensation for serving as a director for an individual that is a named executive officer is reflected in the above table on Executive Compensation.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK

The following table sets forth information, to the best of our knowledge as of March 31, 2010, with respect to each person known by us to own beneficially more than 5% of our outstanding common stock, and each director and officer, and all directors and officers as a group.

Security Ownership of Certain Beneficial Owners.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
			(*)
Common	J. Fred Hofheinz Chairman 3555 Timmons Lane, Suite 1550 Houston, Texas 77027	792,020	5.73%
Common	William A. Sawyer Chief Executive Officer and Director 3555 Timmons Lane, Suite 1550 Houston, Texas 77027	333,474	2.41%
Common	W. Andrew Krusen, Jr. Director 3555 Timmons Lane, Suite 1550 Houston, Texas 77027	455,000 (1)	3.29%
Common	Peter Grunebaum Director 3555 Timmons Lane, Suite 1550 Houston, Texas 77027	100,229	0.73%
Common	Donald L. Sytsma Chief Financial Officer and Treasurer 3555 Timmons Lane, Suite 1550 Houston, Texas 77027	29,500	0.21%
Common	LGA, Inc. 377 S. Nevada St. Carson City, Nevada 89703	1,318,700	9.68%
Common	James J. Cerna Jr. Former Chairman, CEO and President Revocable Trust 3555 Timmons Lane, Suite 1550 Houston, Texas 77027	613,098	4.50%
Common	ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP (5 Persons)	1,710,223	12.37%

(*)	Calculated based on total shares outstanding of 13,622,869 plus warrants exercisable into shares of common stock within 60 days.
(1)	Includes indirect beneficial ownership of 200,000 warrants exercisable for one share of common stock at $1.00 per share.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two fiscal years there have been no transactions between us and any officer, director, or any shareholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

Related Party Transactions

As discussed under the “Nature of Operations – Acquisition of Oil and Gas Properties Located in Wilson County, Texas” one Lucas board of director member (J. Fred Hofheinz) holds an approximate 25.2% interest in El Tex Petroleum, LLC (the “El Tex”) while a second Lucas board of director member (W. Andrew Krusen, Jr.) holds an indirect beneficial ownership interest in the Seller of approximately 18.8%.  We entered into an agreement to acquire approximately 2,771 gross oil and gas lease acreage (approx. 2,078 net to our interest) located in Wilson County, Texas.  The leasehold, wellbore and surface equipment acquisition price totals approximately $1.0 million with approximately $490,000 of the consideration comprised from the issuance of Lucas common stock to El Tex (specifically 637,887 shares of common stock at $0.77 per share), assumption of $500,000 in debt and $68,000 in cash.  Pursuant to NYSE Amex exchange rules, issuance of shares of common stock in connection with the acquisition of the oil and gas properties from El Tex requires shareholders’ approval. Lucas shareholders approved the share issuance in the annual shareholder meeting held on March 30, 2010.  Upon exchange approval of the listing application for the shares to be issued, the shares of common stock were issued on May 25, 2010.

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

Audit Fees

The aggregate fees billed by our independent auditors, GBH CPAs, for professional  services  rendered  for the audit  of our annual financial statements included  in our Annual  Reports on Form 10-K for the years ended March 31, 2010 and 2009, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters  ending June 30, September 30, and December 31, 2009 and 2008, were:

	2010	2009
GBH CPAs, PC	$103,885	$89,525

Audit fees incurred by the Company were pre-approved by the Audit Committee.

Audit Related Fees

For the years ended March 31, 2010 and 2009, there were no fees billed for assurance and  related  services  by  GBH CPAs, PC relating to  the performance of the audit of our  financial  statements  which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended March 31, 2010 and 2009, fees billed by GBH CPAs, PC for tax compliance, tax advice and tax planning were $-0- and $-0-, respectively.

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

The Audit Committee of the board of directors has considered the nature and amount of fees billed by GBH CPAs, PC believes that the provision of services for activities unrelated to the audit  is compatible  with  maintaining GBH CPAs, PC independence.

 All Other Fees

None.

ITEM 15.     EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to the Company Annual Report of Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 3.1)
3.2
Certificate of Amendment to Articles of Incorporation of Lucas Energy, Inc. (incorporated by reference to Exhibit B to the Information Statement on Schedule 14C filed with the SEC on February 16, 2007).

3.3	Bylaws (incorporated by reference to the Company Annual Report of Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 3.2)
10.1	Contract with SMC (incorporated by reference to the Company Annual Report of Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 10.1)
10.2	Consignment Agreement (incorporated by reference to the Company Annual Report of Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 10.2)
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

10.10	Security Agreement by Lucas Energy, Inc. in favor of Amegy Bank National Association (Incorporated by reference to the Form 8-K dated October 8, 2008 filed with the SEC October 14, 2008)
10.11	Unregistered Sale of Equity Securities and Departure of Director and Appointment of Director (Incorporated by reference to the Form 8-K dated October 8, 2009 filed with the SEC October 13, 2009)
10.12	Placement Agent Agreement with WR Hambrecht & Co (Incorporated by reference to the Form 8-K dated March 26, 2009 filed with the SEC March 26, 2010)
10.13
Submission of Matters to a Vote of Security Holders, Election of Directors and Compensatory Arrangements of Certain Officers (Incorporated by reference to the Form 8-K/A dated March 30, 2010 filed with the SEC April 22, 2010).

10.14	Lucas Energy, Inc. 2010 Long Term Incentive Plan (Incorporated by reference to the Form S-8 filed with the SEC on April 23, 2010)
10.15	Purchase and Sale Agreement Between Lucas Energy, Inc. and HilCorp Energy I, L.P. dated April 1, 2010 (1)
10.16
Termination of Credit Agreement with Amegy Bank and Release of all Liens and Security Interests held dated May 5, 2010 (Incorporated by reference to the Form 8-K dated May 5, 2010 filed with the SEC May 6, 2010)

10.17	Unregistered Sale of Equity Securities (Incorporated by reference to the Form 8-K dated May 25, 2010 filed with the SEC May 27, 2010)
14.1	Code of Ethics (Incorporated by reference to the Company Annual Report on Form 10-K/A, Amendment No. 1, for the fiscal year ended March 31, 2009 filed with the SEC on July 29, 2009).
14.2	Whistleblower Protection Policy (Incorporated by reference to the Company Annual Report on Form 10-K/A, Amendment No. 1, for the fiscal year ended March 31, 2009 filed with the SEC on July 29, 2009).
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

23.1	Consent of GBH CPAs, PC (1)
23.2	Consent of Forrest A. Garb & Associates, Inc. (1)
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
99.1	Report of Forrest A. Garb & Associates, Inc. (1)

(1)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCAS ENERGY, INC.

BY:	/S/ WILLIAM A SAWYER
William A. Sawyer
President and C.E.O.

Dated:   July [ 13 ], 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ s / J. FRED HOFHEINZ J. Fred Hofheinz	Chairman	July 14, 2010

/s/ WILLIAM SAWYER William Sawyer	President, CEO, and Director (Principal Executive Officer)	July 14, 2010

/s/ DONALD L. SYTSMA Donald L. Sytsma	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	July 14, 2010

/s/ W. ANDREW KRUSEN W. Andrew Krusen	Director	July 14, 2010

/s/ PETER GRUNEBAUM Peter Grunebaum	Director	July 14, 2010

LUCAS ENERGY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lucas Energy, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Lucas Energy, Inc. as of March 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2010 and 2009.   These consolidated financial statements are the responsibility of Lucas Energy, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lucas Energy, Inc. as of March 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

July 14, 2010

LUCAS ENERGY, INC.
Consolidated Balance Sheets

	March 31, 2010	March 31, 2009
ASSETS
CURRENT ASSETS
Cash	$1,822,780	$136,841
Marketable securities	21,450	293,336
Accounts receivable - oil and gas	198,083	138,283
Accounts receivable - trade	46,081	-
Deferred financing costs, net of amortization of $170,830 and $47,223 respectively	250,921	121,606
Deferred offering costs	119,912	-
Other current assets	43,769	57,764
TOTAL CURRENT ASSETS	2,502,996	747,830

OIL AND GAS PROPERTIES, FULL COST METHOD
Properties subject to amortization	24,699,722	22,794,893
Accumulated depletion, depreciation and amortization	(2,482,443)	(1,721,580)
OIL AND GAS PROPERTIES, NET	22,217,289	21,073,313

Property, plant and equipment, net of accumulated depreciation of $15,062 and $3,738, respectively	20,907	26,033
Deferred financing costs	-	250,922
Other assets	57,515	56,828

TOTAL ASSETS	$24,798,707	$22,154,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$1,391,446	$808,598
Advances from working interest owner	3,045,292	-
Borrowings on credit facility, current portion	2,150,000	300,000
Accrued expenses	65,541	152,472

TOTAL CURRENT LIABILITIES	6,652,279	1,261,070

NON-CURRENT LIABILITIES
Borrowings on credit facility	-	2,350,000
Asset retirement obligations	327,412	181,599

TOTAL LIABILITIES	6,979,691	3,792,669

STOCKHOLDERS' EQUITY

Preferred stock, 10,000,000 shares authorized of $0.001 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized of $0.001 par value, 12,837,220 and 12,800,320 shares issued and outstanding at March 31, 2010, and 10,383,388 and 10,346,488 shares issued and outstanding at March 31, 2009, respectively	12,837	10,383
Additional paid-in capital	20,639,247	18,864,225
Treasury stock, at cost	(49,159)	(49,159)
Accumulated deficit	(2,783,909)	(463,192)

TOTAL STOCKHOLDERS' EQUITY	17,819,016	18,362,257

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,798,707	$22,154,926

See notes to consolidated financial statements.

LUCAS ENERGY, INC.
Consolidated Statements of Operations

	For the Year Ended March 31, 2010	For the Year Ended March 31, 2009

OIL AND GAS REVENUES	$1,777,736	$3,382,060

EXPENSES
Lease operating expenses	1,048,333	1,345,928
Severance and property taxes	129.432	171,688
Depreciation, depletion, amortization and accretion	787,340	899,949
General and administrative	1,690,170	1,594,598

Total Expenses	3,655,275	4,012,163

LOSS FROM OPERATIONS	(1,877,539)	(630,103)

OTHER INCOME (EXPENSES)
Unrealized loss on marketable securities	(110,606)	(2,095,019)
Realized loss on marketable securities	(30,785)	(121,273)
Interest income	-	1,970
Interest expense	(301,787)	(89,193)
Total Other Income (Expenses)	(443,178)	(2,303,515)

NET INCOME BEFORE INCOME TAXES	(2,320,707)	(2,933,618)

INCOME TAX BENEFIT	-	834,127

NET LOSS	$(2,320,717)	$(2,099,491)

NET LOSS PER SHARE :
BASIC AND DILUTED	$(0.21)	$(0.21)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	10,812,810	10,237,830

See notes to consolidated financial statements.

LUCAS ENERGY, INC.
Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 2010 and 2009

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid- In Capital	Retained Earnings / (Accumulated) Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, March 31, 2008	-	-	10,246,189	$10,246	$-	$18,518,806	$407,046	$1,229,253	$20,165,351
Reclassification of unrealized gain on available for sale securities	-	-	-	-	-	-	1,229,253	(1,229,253)	-
Warrants issued for services	-	-	-	-	-	267,082	-	-	267,082
Common shares issued for:
Services at weighted average price of $0.57 per share	-	-	124,480	124	-	71,100	-	-	71,224
Oil and gas properties at weighted average price of $0.57 per share	-	-	12,719	13	-	7,237	-	-	7,250
Purchase of treasury stock at weighted average price of $1.33 per share	-	-		-	(49,159)	-	-	-	(49,159)
Net loss	-	-	-	-	-	-	(2,099,491)	-	(2,099,491)

Balance, March 31, 2009	-	-	10,383,388	10,383	(49,159)	18,864,225	(463,192)	-	18,362,257

Common shares issued for:
Cash at $0.60 per share	-	-	462,501	463	-	277,037	-	-	277,500
Services at weighted average price of $0.72 per share	-	-	179,141	179	-	128,293	-	-	128,472
Oil and gas properties at weighted average price of $0.75 per share	-	-	1,128,504	1,128	-	843,938	-	-	845,066
Conversion of debt at $0.77 per share	-	-	683,686	684	-	525,754	-	-	526,438
Net loss	-	-	-	-	-	-	(2,320,717)	-	(2,320,717)
Balance, March 31, 2010	-	$-	12,837,220	$12,837	$(49,159)	$20,639,247	$(2,783,909)	$-	$17,819,016

See notes to consolidated financial statements.

LUCAS ENERGY, INC.
Consolidated Statements of Cash Flows

	For the Year Ended March 31, 2010	For the Year Ended March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,320,717)	$(2,099,491)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	787,340	899,949
Amortization of deferred financing costs	121,607	49,223
Deferred tax benefit	-	(834,126)
Unrealized loss on marketable securities	110,606	2,095,019
Realized loss on marketable securities	30,785	121,273
Share-based compensation	128,472	320,928
Marketable securities transferred to consultant for services	38,000	-
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(123,287)	421,603
(Increase) decrease in other current assets	38,504	(18,915)
(Increase) decrease in other assets	(25,195)	(5,062)
Increase (decrease) in accounts payable and accrued expenses	495,917	(368,472)

Net Cash Provided by Operating Activities	(717,967)	581,929

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of oil and gas properties	1,595,208	188,500
Investments in marketable securities	-	(121,273)
Proceeds from sale of marketable securities	92,495	-
Purchase of oil and gas property and equipment	(1,980,479)	(3,961,443)
Purchase property, plant and equipment	(6,198)	(27,153)

Net Cash Used in Investing Activities	(298,974)	(3,921,369)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from the sale of common stock	277,500	-
Advances from credit facility, net	-	2,383,054
Short term borrowings	740,000
Advances from working interest owners	2,305,292
Cash paid for deferred offering costs	(119,912)
Cash paid for treasury stock	-	(49,159)
Principal reduction on credit facility	(500,000)	-

Net Cash (Used) Provided by Financing Activities	2,702,880	2,333,895

NET INCREASE (DECREASE) IN CASH	1,685,939	(1,005,545)
CASH AT BEGINNING OF YEAR	136,841	1,142,386

CASH AT END OF YEAR	$1,822,780	$136,841

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$178,133	$39,970
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Adoption of SFAS 159	$-	$1,229,253
Increase in asset retirement obligations	$145,813	$18,623
Accounts payable for financing costs	$-	$154,805
Common stock issued for oil and gas properties	$845,066	$24,628
Common stock issued for conversion of debt	$526,438	$-

See notes to consolidated financial statements.

LUCAS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND HISTORY

The Company was incorporated on December 16, 2003 in the State of Nevada as Panorama Investments, Corp. (“Panorama”). On June 16, 2006 the Company consummated a share exchange with Lucas Energy Resources, Inc. (“Lucas Resources”), a privately held oil and gas company which held oil and gas lease acreage and producing reserves in the State of Texas.  The share exchange was made pursuant to a May 19, 2006 Acquisition and Exchange Agreement the prior shareholders of Lucas Resources assumed control of and responsibilities for the Company’s activities.  In conjunction with the share exchange, the name of Panorama was changed to Lucas Energy, Inc. (“Lucas”).

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

Concentration of Credit Risk

Financial instruments that potentially subject Lucas to concentration of credit risk consist of cash and accounts receivable.  Cash balances exceeded FDIC insurance protection levels by approximately $1.6 million at March 31, 2010, and at certain points throughout the year subjecting Lucas to risk related to the uninsured balance. Lucas’ deposits are held at large established bank institutions and it believes that the risk of loss associated with these uninsured balances is remote.

Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of March 31, 2010, no allowance for doubtful accounts has been recorded.

Sales to one customer comprised 87% and 88% of Lucas’ total oil and gas revenues for the fiscal years ending March 31, 2010 and 2009, respectively.  Lucas believes that, in the event that its primary customer was unable or unwilling to continue to purchase Lucas’ production, there are a substantial number of alternative buyers for its production at comparable prices.

Marketable Securities

Lucas reports its short-term investments and other marketable securities at fair value in accordance with ASC 825 “Financial Instruments”.  At March 31, 2010, Lucas' short-term investments consisted of shares of common stock held in Bonanza Oil & Gas, Inc. (“Bonanza”).  ASC 825 allows the Company the option to value its financial assets and liabilities at fair value on an investment by investment basis, and the changes in the fair value of assets and liabilities are reported in Lucas’ results of operations in the period that the change in fair value occurs.

For the year ended March 31, 2010 Lucas reported a non-cash unrealized loss on its Bonanza shares of common stock of $110,606.  For the year ended March 31, 2010 Lucas realized a loss on the sale of a portion of the Bonanza shares held totaling $30,785.  Proceeds from sales of Bonanza stock totaled $92,495, and 1,000,000 shares were transferred to an investor relations consultant for services valued at $38,000.

Fair Value of Financial Instruments

As of March 31, 2010, the fair value of cash, accounts receivable and accounts payable approximate carrying values because of the short-term maturity of these instruments.

Oil and Gas Properties, Full Cost Method

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs on a county by country basis. Sales of oil and gas properties or interests therein are credited against capitalized costs in the full cost pool. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Lucas assesses the realizability of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred.  Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Lucas to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Costs of oil and gas properties are amortized using the units of production method.  Amortization expense calculated per equivalent physical unit of production amounted to $26.28 per barrel of oil equivalent (“BOE”) and $20.56 per BOE for the years ended March 31, 2010 and 2009, respectively.

Ceiling Test

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  For the years ending March 31, 2010 and 2009 no impairment of oil and gas properties was recorded.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and consist primarily of furniture and office equipment.  Depreciation is computed on a straight-line basis over the estimated useful lives of three to five years.

Income Taxes

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

Lucas has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2010.  The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as interest expenses.

Earnings per Share of Common Stock

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year.  Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased.  Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.  On March 31, 2010 all options and warrants outstanding were “out of the money”; and are therefore, anti-dilutive and excluded from the calculation of the basic and diluted net income (loss) earnings per share.

Revenue and Cost Recognition

Lucas recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by Lucas is not significantly different from Lucas’ share of production.  Costs associated with production are expensed in the period incurred.

Recent Accounting Pronouncements

In December 2008, the SEC released Final Rule, “ Modernization of Oil and Gas Reporting”  The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes.  The new requirements also will allow companies to disclose their probable and possible reserves to investors.  In addition, the new disclosure requirements require that companies 1) report the independence and qualifications of its reserves preparer, 2) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit, 3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices.  The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009.  The Company adopted the requirements for the fiscal year ended March 31, 2010.  The Company assessed the impact of the adoption of the new pronouncement, and determined that did not have a material impact on the Company’s operating results, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). The FASB Accounting Standards Codification, (“Codification” or “ASC”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS No. 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU’s). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles. The Company adopted SFAS No. 168 in the third calendar quarter of its 2010 fiscal year, and the Company will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

Lucas does not expect that any other recently issued accounting pronouncements will have a significant impact on the financial statements of the Company.

NOTE 3 - FAIR VALUE MEASUREMENTS

The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including income taxes payable and accrued expenses) included in the accompanying consolidated balance sheets approximated fair value at March 31, 2010, and they are not presented in the following table associated with the fair value measurement of Lucas’ investments.

Financial Assets (Liabilities):	Carrying Amount	Total Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities	$21,450	$21,450	$21,450	$-	$-

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

LEVEL 1 FAIR VALUE MEASUREMENTS

Short-term Investments in Marketable Securities -- The fair values of these investments are based on quoted market prices. Lucas' short-term investments as of March 31, 2010 consisted entirely of trading securities which are subject to market fluctuations.

MARKETABLE SECURITIES

At March 31, 2009, Lucas held 7,332,000 shares (3,666,000 pre-split shares) of Bonanza common stock. On January 20, 2010, Bonanza effected a two for one forward stock split.  All shares are reflected on a post-split basis.  During the year ended March 31, 2010, Lucas sold 3,032,000 (1,516,000 shares pre-split) of Bonanza common stock, and transferred 1,000,000 shares (500,000 pre-split shares) to an investor relations consultant for services valued at $38,000, with a realized loss of $30,785, net of commissions.  During the years ended March 31, 2010 and 2009, pursuant to mark-to-market accounting, Lucas reported a non-cash unrealized loss on Bonanza common shares held totaling $110,606 and $2,095,019, respectively.  At March 31, 2010, Lucas held 3,300,000 shares of Bonanza common stock.

On May 2, 2008 Lucas purchased six commodity contracts that were linked to the NYMEX crude oil futures contracts.  At the time the contracts were closed out Lucas had a realized loss on the NYMEX contracts totaling $121,273.

NOTE 4 – OIL AND GAS PROPERTIES

All of Lucas’ oil and gas properties are located in the United States.  Costs being amortized at March 31, 2010 and 2009 are as follows:

	2010	2009
Proved leasehold costs	$12,196,467	$9,973,019
Costs of wells and development	13,243,507	12,692,775
Capitalized asset retirement costs	259,748	129,099
Total cost of oil and gas properties	24,699,722	22,794,893
Accumulated depletion, depreciation, amortization and impairment	(2,482,433)	(1,721,580)
Oil and gas properties, net	$22,217,289	$21,073,313

LEI 2009-II Capital Program

Lucas began the LEI 2009-II capital program in July 2009.  There are two working interest participants in the program.  One program participant holds an eighty percent (80%) working interest (before payout) in the six well program and bears eighty percent (80%) of the capital costs expended in the program.  In connection with the “buy-in” (i.e., “farm-in”) to the capital program, the working interest participant paid Lucas $872,100. The amount paid by the participant to Lucas for its interest in the six wells was reflected by Lucas as a reduction to the full cost pool with no gain or loss reported on the sale. A second participant holds a ten percent (10%) interest.  Lucas retained a ten percent (10%) working interest in the program prior to payout, and has an additional ten percent (10%) “back in” after payout to the 80% working interest participant (or a total 20% working interest, after payout).  Lucas is the operator of all wells in the program, and five wells are located in Gonzales County, Texas while the sixth well is located in Wilson County, Texas.

Through March 31, 2010, a total of approximately $3,035,000 has been expended in the LEI 2009-II capital program, with Lucas’ share of the capital expenditures totaling approximately $606,900.  Commercial sales of crude oil production have occurred from five wells in the program.

LEI 2009-III Capital Program

The LEI 2009-III capital program is comprised of four wells located in Gonzales County and Wilson County, Texas.  In November 2009 the principal working interest participant in the LEI 2009-II capital program, agreed to participate in the LEI 2009-III four well program through paying eighty percent (80%) of the capital costs to earn a seventy percent (70%) working interest in the wells.  In connection with the working interest participant’s “buy-in” (i.e., “farm-in”) to the four wells they paid Lucas approximately $682,352 for the interest in the wells. The amount paid to Lucas for the interests acquired was reflected as a reduction to the full cost pool with no gain or loss recorded by Lucas on the sale.

Total projected capital expenditures for the LEI 2009-III capital program are approximately $4.3 million. Through March 2010, a total of approximately $366,700 has been expended in the capital program, with Lucas’ share of the capital expenditures totaling approximately $73,300.   Fund received by Lucas pursuant to cash calls to the working interest participant in excess of funds expended in the capital program are reflected in Lucas’ financial statement as a current liability – “Advances from working interest owner”.

Acquisition of Oil and Gas Properties Located in Wilson County, Texas

Lucas acquired approximately 2,771 gross oil and gas lease acreage (approx. 2,078 acres net to Lucas interest) located in Wilson County, Texas from El Tex Petroleum, LLC (“El Tex”).  The leases have eight shut-in or plugged wellbores that the Company believes are good candidates for restoration and revitalization procedures.  The leasehold, wellbore and surface equipment acquisition price totaled approximately $1.0 million comprised of 637,887 shares of Lucas common stock valued at $0.77 per share, or approximately $490,000, Lucas’ assumption of $500,000 in debt plus accrued interest; and the remittance of $68,000 in cash.

One director of Lucas holds an approximate 25.2% interest in El Tex while a second Lucas director holds an indirect beneficial ownership interest of approximately 18.8% in El Tex.  Pursuant to NYSE Amex exchange rules, Company shareholders were required to approve the issuance of shares of common stock to El Tex due to the directors holding in the aggregate more than five percent (5%) indirect interest in the assets being acquired by Lucas from El Tex.  Additionally, the note holder of the debt assumed by Lucas is a director of Lucas. In connection with the Lucas acquisition the note holder agreed to convert the debt plus accrued interest due him into shares of Lucas common stock. Pursuant to NYSE Amex exchange rules Company shareholders were required to approve the issuance of the shares of common stock to the director.

At the Lucas shareholder meeting held on March 30, 2010, the Lucas shareholders approved the issuance of the shares of common stock to El Tex and the issuance of shares of common stock to the Company director for the conversion of debt plus accrued interest assumed by Lucas.  NYSE Amex approved the listing application for the shares to be issued and on May 25, 2010 Lucas issued 637,887 shares of common stock to El Tex and 683,686 shares of common stock to the Lucas director that held the debt assumed by Lucas.  The shares of common stock were issued at $0.77 per share which was the fair value of the shares at the time the acquisition was agreed and effected in September 2009.

Three wells acquired by Lucas from El Tex are part of the LEI 2009-III capital program, while one well is part of the LEI 2009-II six well program.

In addition, on February 23, 2010, Lucas paid $250,000 to El Tex for lease acquisition in additional properties.

NOTE 5 - REVOLVING LINE OF CREDIT AND LETTER OF CREDIT FACILITY

On October 8, 2008, Lucas entered into a three-year Revolving Line of Credit and Letter of Credit Facility with Amegy Bank (the “Credit Facility”). The Credit Facility originally provided Lucas with up to a $100 million oil and gas reserve-based revolving line of credit with maturity on October 8, 2011 (the “Revolving Line of Credit”). The availability of credit and repayments under the Credit Facility are subject to periodic borrowing base redeterminations.  The Credit Facility provides for scheduled semiannual borrowing base redeterminations on June 1 and December 1, or at any other time that Amegy or Lucas may request an unscheduled redetermination; but neither is obligated to accommodate an unscheduled redetermination more than once between the scheduled semiannual redeterminations.  At closing of the Credit Facility in October 2008, Lucas had a lending commitment and borrowing capacity of $3.0 million. Lucas’ accounts receivable were collateral to the Revolving Line of Credit with Amegy Bank.

The interest rate on borrowed funds under the Credit Facility is based on the greater of Amegy Bank’s prime lending rate or Federal Funds rate plus 0.50% per annum, but not less than 5.0% per annum.  The Credit Facility contains a variable commitment fee component for unused borrowing capacity not to exceed a 0.05% annual rate.  Borrowings outstanding on the Credit Facility are due October 8, 2011.  Since entering into the Credit Facility with Amegy Bank, Lucas’ interest rate has been 5.0% per annum paid monthly.  Lucas incurred transaction costs totaling $421,751 on the Amegy Credit Facility and the deferred financing costs are being amortized over the three year term of the Credit Facility using the effective interest rate method.  For the year ended March 31, 2010, Lucas recorded as interest expense the amortization of deferred financing costs totaling $123,654 and the unamortized balance of the Amegy Credit Facility transaction costs total $250,921 at March 31, 2010.

The Credit Facility contained covenants that Lucas is required to meet including: a) maintain a current ratio of not less than 1.00 to 1.00;  b) prohibit the ratio of Indebtedness to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) from being more than 3.75 to 1.00 (as defined in the credit agreement) for the preceding four quarterly periods; and c) limit general and administrative (“G&A”) expenses (determined in accordance with generally accepted accounting principles) during a fiscal quarter to no more than twenty-five percent (25.0%) of revenue less recurring lease operating expenses and taxes for the quarter.

At March 31, 2010, Lucas did not meet the above described loan covenants. The outstanding balance under the Credit Facility at March 31, 2010 was $2,150,000; and no borrowing capacity was available to Lucas under the Facility.

For the year ended March 31, 2010 Lucas incurred $122,970 of interest; $55,163 of bank and bank advisor’s fees; and $123,654 for amortization of deferred financing costs on the Credit Facility for total interest and associated costs of the Credit Facility of $301,787.

On May 5, 2010, Lucas paid off the outstanding balance under the Amegy Credit Facility, and terminated the Facility.  In connection with the repayment and termination of the Credit Facility, Amegy Bank released all liens and security interests securing the Lucas’ obligations under the Credit Facility; and the remaining unamortized deferred financing costs on the Credit Facility totaling $250,921 were recorded as a interest expense during the period ending June 30, 2010.

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

Lucas records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Lucas accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Lucas's credit-adjusted risk-free interest rate. No market risk premium has been included in Lucas's calculation of the ARO balance.  Lucas recorded $327,412 and $181,599 of asset retirement obligations as of March 31, 2010 and 2009, respectively.

The following is a description of the changes to the Company's asset retirement obligations for the years ended March 31, 2010 and 2009.

	2010	2009
Asset retirement obligations at beginning of year	$181,599	$141,512
Additions for development drilling	139,739	21,129
Accretion expense	15,164	21,464
Reduction for sale of oil and gas property	(9,090)	(2,506)

Asset retirement obligations at end of year	$327,412	$181,599

NOTE 7 – INCOME TAXES

The total provision for income taxes consisted of the following for the years ended:

	March 31, 2010	March 31, 2009
Current taxes:
Federal	$-	$-
State	-	-
	-	-
Deferred taxes:
Federal	(787,172)	(834,127)
State	-	-
	(787,172)	(834,127)

Total	$(787,172)	$(834,127)

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes are as follows:

	March 31, 2010	March 31, 2009
Computed at expected tax rates (34%)	$(789,044)	$(997,430)
Meals and entertainment	1,872	2,445
Change in valuation allowance	787,172	160,858
Total	$-	$(834,127)

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	March 31, 2010	March 31, 2009
Deferred tax assets:
Net operating tax loss carryforwards	$4,222,046	$3,024,380
Stock-based compensation	109,116	109,116
Deferred financing cost	2,396	2,396
Unrealized loss on available for-sale securities	97,896	60,290
Oil and gas properties	-	-
Accretion of asset retirement obligation liability	23,005	17,850
Depletion	532,112	324,694
Gain on sale of oil and gas properties	-	33,096
Total deferred tax assets	4,986,571	3,571,822

Deferred tax liabilities:
Depreciation	(630,222)	(410,886)
Depletion	-	-
Intangible drilling costs	(3,066,667)	(3,000,078)
Loss on sale of oil and gas properties	(341,653)	-
Total deferred tax liabilities	(4,038,541)	(3,410,964)

Subtotal	948,030	160,858
Less: Valuation allowance	(948,030)	(160,858)

Total	$-	$-

At March 31, 2010, Lucas had estimated net operating loss carryforwards for federal and state income tax purposes of $12,417,783 which will begin to expire, if unused, beginning in 2026.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 8 – STOCKHOLDERS’ EQUITY

Shares issued for cash

In the second and third fiscal quarters of 2010, Lucas issued through private equity placement, 350,000 units at a purchase price of $0.60 per unit (“Unit”) for net proceeds to the Company of $210,000.  Each Unit was comprised of one share of common stock and an attached three-year warrant for one share of common stock at $1.00 per share.  The relative fair value of the common stock and attached warrant for one share of common stock were as follows:

Description	Shares	Relative Fair Value Amount
Common stock	350,000	$144,900
Common stock purchase warrants	350,000	65,100

Total Proceeds		$210,000

The relative fair value of the common stock and warrants in the above table were derived through the Black Scholes option pricing model, and variables used in the model were: (i) a 0.42% risk-free interest rate, (ii) an expected life of one year, (iii) a volatility of 120.82%, and (iv) zero expected dividends.

During the year ending March 31, 2010, two company directors purchased a total of 112,501 shares of common stock at $0.60 per share for net proceeds to the Company of $67,500.  The directors did not receive any warrants in connection with the purchase of shares.

Shares issued for services

During the year ended March 31, 2010 the Company issued 179,141 shares valued at $128,472 of common stock to consultants and contractors for capital raising, investor awareness and other similar services.

During the annual shareholder meeting held on March 30, 2010, Company shareholders approved the Lucas Energy, Inc. Long Term Incentive Plan (“Incentive Plan”) providing for the Company to issue up to 900,000 shares of common stock to officers, directors, employees, contractors and consultants for services provided to the Company.  The Company registered shares to be issued under the Incentive Plan in a Form S-8 filed with the SEC on April 23, 2010.  The Compensation Committee of the Board of Directors approved the grant of shares of common stock to be issued under the Incentive Plan upon the NYSE Amex approval of the associated listing application totaling 109,141 shares with fair value of $71,672 or $0.66 per share.

On July 20, 2009, the Company issued 25,000 shares of common stock to its corporate secretary and former chief financial officer as part of his compensation package. The shares were issued at fair value totaling $25,000 or $1.00 per common share, and approved by Company shareholders in the annual shareholder meeting held on March 30, 2010.

During the year ended March 31, 2009 the Company issued 124,480 shares of common stock for services with a fair value of $71,224 or $0.57 per common share.

Shares issued for oil and gas properties

On October 20, 2009, the Company issued 85,443 shares of common stock to acquire new oil and gas lease acreage. The shares were issued at the grant date fair value of $69,649, or $0.82 per common share.

On November 30, 2009, the Company issued 220,000 shares of common stock to acquire an additional 22.5% working interest in three existing oil and gas wells located in Gonzales County, Texas (i.e., Rozella Kifer No. 1, Louis Zavadil No. 1 and Ali-O No. 1). The shares were issued at the grant date fair value of $165,000, or $0.75 per common share.

On March 30, 2010, Company shareholders in the annual meeting approved the issuance of 637,887 shares of common stock with a fair value of $490,000 or $0.77 per common share, to El Tex Petroleum, LLC for the acquisition of oil and gas lease acreage located in Wilson County, Texas.  Also in the March 30, 2010 annual shareholder meeting, Company shareholders approved the issuance of 683,686 shares of common stock with a fair value of $526,438, or $0.77 per common share, to the Company’s chairman in exchange for the assignment of approximately $526,438 of debt and accrued interest due him by El Tex Petroleum, LLC.

During the year ended March 31, 2009 the Company issued 12,719 shares of common stock for oil and gas properties with a fair value of $7,250 or $0.57 per share.

Warrant Exercise

On April 29, 2010 a warrant holder exercised his warrants with an exercise price of $1.00 per share and the Company issued 25,000 shares of common stock for total proceeds of $25,000.

Treasury Stock

On September 8, 2008 and October 29, 2009, Lucas repurchased 10,000 shares and 26,900 shares, respectively of its common stock in the open market trading at a total cost of $49,159.  The shares are held by Lucas’ transfer agent as Treasury stock, and the shares are treated as issued but not outstanding at March 31, 2010 and 2009.

Preferred Stock

Lucas has authorized 10,000,000 shares of $0.001 par value preferred stock.  No shares were outstanding as of March 31, 20010 and 2009.

NOTE 9 – OPTIONS AND WARRANTS

On September 2, 2008, Lucas granted 200,000 non-qualified options to purchase Lucas’ common stock to an officer of Lucas. These options were to vest as follows: 50,000 on March 1, 2009; 50,000 on September 1, 2009; 50,000 on March 1, 2010; and 50,000 on September 1, 2010 at an exercise price of $2.60 per share. The options expire in September 2010. The stock options were valued at $267,083 using the Black-Scholes Options Pricing Model with the following assumptions: i) expected share price volatility of 95.93%; ii) risk free interest rate of 2.26%; iii) contractual term weighted of two years; and iv) no dividend yield.  Due to the termination of employment of the officer in January 2009, all options became fully vested and Lucas recognized the total value of $267,083 during the year ended March 31, 2009 as a non-cash charge for stock-based compensation expense.

In September 2007, Lucas completed a private placement in which it sold 2,763,049 Units. Each Unit was comprised of one share of restricted common stock and a warrant to purchase one share of common stock at $8.00 per share for a period of three years. Also in connection with the private placement, Lucas issued 247,500 warrants to the placement agents, and each warrant entitles the placement agents the right to purchase one share of common stock at $8.00 per share for a period of three years. All warrants issued were outstanding at March 31, 2010 and 2009 had $-0- intrinsic value.

Summary information regarding options and warrants are as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2009	200,000	$2.60	3,010,549	$8.00
Options and warrants issued	-	-	350,000	1.00
Outstanding at March 31, 2010	200,000	$2.60	3,360,549	$7.27

Options and warrants outstanding and exercisable as of March 31, 2010:

Exercise Price	Remaining Life	Options Outstanding	Options Exercisable	Warrants Outstanding	Warrants Exercisable

$8.00	.60 Years	-	-	3,010,549	3,010,549
$2.60	.64 Years	200,000	200,000	-	-
$1.00	2.64 Years	-	-	350,000	350,000
Total		200,000	200,000	3,360,549	3,360,549

All options are vested, and all options and warrants are exercisable.  All options and warrants had no intrinsic value at March 31, 2010.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lucas leases approximately 3,793 square feet of office space in Houston, Texas that serves as its corporate office. The lease is for 22 months, with lease payments of approximately $6,572 per month with an expiry of April 30, 2012.    Total rent expense was $65,596 for the year ended March 31, 2010 and $46,062 for the year ended March 31, 2009.

NOTE 11 – SUBSEQUENT EVENTS

Hilcorp Energy I, L.P. Purchase and Sale Agreement dated April 1, 2010

On April 1, 2010 Lucas entered into a purchase and sale agreement with HilCorp Energy, I, L.P. (“HilCorp”) for the development of Lucas’ Eagle Ford Shale properties located in Gonzales County, Texas.  The agreement provides for HilCorp to acquire an undivided eighty-five (85%) working interest in the “deep rights” held by Lucas in Gonzales County, Texas.  On May 5, 2010 Lucas and HilCorp held the first closing with total gross proceeds to Lucas of $7,520,560.  The second closing of the “deep rights” sale transaction occurred on June 28, 2010 at which time gross proceeds to Lucas totaled $1,381,270 for total gross proceeds to date of $8,901,830.   Net proceeds to Lucas for the first and second closings were $7,492,200, after distribution to Lucas’ working interest participants their proportionate share of proceeds totaling $1,409,630.

A portion of the proceeds from the May 5, 2010 first closing was used to fully repay and terminate the Amegy Bank Credit Facility. In connection with the repayment Amegy Bank it released all liens and security interests held by Amegy Bank in Lucas’ oil and gas properties.

The proceeds from HilCorp were recorded as a reduction to Lucas’ full cost pool with no recognition of gain or loss on the transaction. Due to Lucas’ net operating tax loss carry-forwards no taxable income or income tax liability on the “deep rights” sale occurred. A third closing of the remainder of the Company’s Eagle Ford Shale rights is expected to occur by the end of July 2010.

At-The-Market Shelf Public Offering

On March 26, 2010, Lucas entered into a Placement Agent Agreement with WR Hambrecht + Co. (“WRH”), under which Lucas may issue and sell up to 4,000,000 shares of common stock from time to time in an at-the-market (“ATM”) public equity offering program.  Under the ATM offering Lucas sold a total of 778,170 newly issued shares of common stock during the period April 12, 2010 through May 6, 2010 with gross and net proceeds of $1,493,561 and $1,381,544, respectively.

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

(1)	Capitalized Costs Relating to Oil and Gas Producing Activities:

	At March 31, 2010	At March 31, 2009

Proved leasehold costs	$12,196,467	$9,973,019
Costs of wells and development	13,243,507	12,692,775
Capitalize asset retirement costs	259,748	129,099
Total cost of oil and gas properties	$24,699,722	$22,794,893
Unproved oil and gas properties	-	-
Accumulated depreciation and depletion	(2,482,433)	(1,721,580)
Net Capitalized Costs	$22,217,289	$21,073,313

(2)	Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities:

	For the Year Ended March 31, 2010	For the Year Ended March 31, 2009
Acquisition of Properties
Proved	$2,150,000	$578,297
Unproved	-	-
Exploration Costs	-	-
Development Costs	1,222,361	3,426,397
Total	$3,372,881	$4,004,694

(3)	Results of Operations for Producing Activities:

	For the Year Ended March 31, 2010	For the Year Ended March 31, 2009

Sales	$1,777,736	$3,382,060
Production costs	(1,177,765)	(1,517,616)
Depreciation and depletion	(760,853)	(896,574)
Income tax benefit	-	834,127
Results of operations for producing activities, (excluding corporate overhead and interest costs)	$(160,882)	$1,801,997

(4)	Reserve Quantity Information

Our proved reserves at March 31, 2010 are set forth below:

	Oil	Gas
	(Bbls)	(MMcf)
Proved Developed Producing	73,010	11,760
Proved Developed Non Producing	63,540	19,410
Proved Undeveloped	1,833,680	-
Total Proved, at March 31, 2010	1,970,230	31,170

Our proved reserves at March 31, 2009 are set forth below:

	Oil	Gas
	(Bbls)	(MMcf)
Proved Developed Producing	218,200	67,510
Proved Developed Non Producing	11,900	-
Proved Undeveloped	2,008,760	-
Total Proved, at March 31, 2009	2,238,860	67,510

A summary of changes in reserve quantities for the years ended March 31, 2010 and 2009 are set forth below:

	Oil (BBL)	Gas (MCF)

Proved reserves at March 31, 2008	1,797,230	96,010

Revisions of previous estimates	(1,027,906)	(20,995)
Purchases of minerals in place	352,750	-
Extensions and discoveries	1,161,990	-
Production	(41,309)	(7,505)
Sales of minerals in place	(3,895)	-

Proved reserves at March 31, 2009	2,238,860	67,510

Revisions of previous estimates	(389,520)	(30,490)
Purchases of minerals in place	694,610	-
Extensions and discoveries	47,510	-
Production	(25,600)	(5,850)
Sales of minerals in place	(595,630)	-

Proved reserves at March 31, 2010	1,970,230	31,170

During the years ended March 31, 2010 and 2009, Lucas had reserve studies and estimates prepared on its various properties.  The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult.  Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.

(5)	Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

	March 31, 2010	March 31, 2009
Future cash inflows	$133,979,890	$108,060,340
Future production costs	(20,249,210)	(28,445,570)
Future development costs	(31,999,050)	(25,193,750)
Future tax expense	(11,211,606)	(5,095,748)
Future net cash flows	70,520,024	49,325,272
Discounted for estimated timing of cash flows, at 10%	(31,313,531)	(25,338,137)
Standardized measure	$39,206,493	$23,987,135

The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

	Years ended March 31,
	2010	2009
Standardized measure, beginning of year	$23,987,135	$63,419,343
Extensions, discoveries and improved recovery	1,065,740	13,739,320
Revisions of previous estimates	(11,127,350)	(21,762,785)
Purchases of minerals in place	24,767,887	4,045,010
Sales of minerals in place	(18,398,099)	(53,909)
Net change in prices and production costs	18,942,910	(60,738,814)
Accretion of discount	2,398,713	9,013,353
Oil and gas sales, net of production costs	(599,971)	(1,864,441)
Changes in estimated future development costs	4,733,700	5,234,031
Previously estimated development cost incurred	865,320	2,347,510
Net change in income taxes	(4,500,813)	22,904,742
Change in timing of estimated future production	(2,928,679)	(12,296,225)
Standardized measure, end of year	$39,206,493	$23,987,135

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