Form 10-Q
period 2010-06-30
LUCAS ENERGY, INC.
filed 2010-08-11
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 0-51414

LUCAS ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0417780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3555 Timmons Lane, Suite 1550
Houston Texas 77027
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
Class	Outstanding as of August 9, 2010
Common Stock, par value $0.001 per share	13,622,869

LUCAS ENERGY, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2010

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
LUCAS ENERGY, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2010	March 31, 2010
CURRENT ASSETS
Cash	$4,042,567	$1,822,780
Marketable securities	6,600	21,450
Oil and gas receivable – trade	34,379	46,081
Oil and gas receivable – oil and gas working interests	275,394	198,803
Deferred financing costs, net of amortization of $421,751 and $170,830, respectively	-	250,921
Deferred offering costs	-	119,912
Other current assets	44,309	43,769
TOTAL CURRENT ASSETS	4,403,249	2,502,996

OIL AND GAS PROPERTIES, FULL COST METHOD
Properties subject to amortization	21,191,950	24,699,722
Accumulated depletion, depreciation and amortization	(2,682,141)	(2,482,433)
OIL AND GAS PROPERTIES, NET	18,509,809	22,217,289

Property, plant and equipment, net of accumulated depreciation of $21,463 and $15,062, respectively	55,363	20,907
Other assets	64,327	57,515
TOTAL ASSETS	$23,032,748	$24,798,707

CURRENT LIABILITIES
Accounts payable – trade	$1,607,287	$1,391,446
Advances from working interest owners	2,788,923	3,045,292
Borrowings on credit facility, current portion	-	2,150,000
Stock payable	31,217	-
Accrued expenses	36,988	65,541
TOTAL CURRENT LIABILITIES	4,464,415	6,652,279

NON-CURRENT LIABILITIES
Asset retirement obligations	333,412	327,412
TOTAL LIABILITIES	4,797,827	6,979,691

STOCKHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized of $0.001 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized of $0.001 par value,13,659,769 issued and 13,622,869 outstanding shares at June 30, 2010, and 12,837,220 issued and 12,800,320 outstanding shares at March 31, 2010, respectively	13,659	12,837
Additional paid-in capital	21,907,785	20,639,247
Treasury stock, at cost 36,900 shares	(49,159)	(49,159)
Accumulated deficit	(3,637,364)	(2,783,909)
TOTAL STOCKHOLDERS’ EQUITY	18,234,921	17,819,016
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,032,748	$24,798,707

See notes to consolidated financial statements.

LUCAS ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	June 30, 2010	June 30, 2009

OIL AND GAS REVENUES	$577,540	$441,464

EXPENSES
Lease operating expenses	310,107	307,175
Severance and property taxes	38,301	19,149
Depreciation, depletion, amortization and accretion	212,109	184,626
General and administrative	594,416	369,001

Total Expenses	1,154,933	879,951

LOSS FROM OPERATIONS	(577,393)	(438,487)

OTHER INCOME (EXPENSES)
Unrealized (loss) gain on marketable securities	(14,850)	220,444
Realized loss on marketable securities	-	(30,081)
Interest expense	(261,212)	(60,602)
Total Other Income (Expenses)	(276,062)	129,761

NET LOSS BEFORE INCOME TAXES	(853,455)	(308,726)

INCOME TAX BENEFIT (EXPENSE)	-	-

NET LOSS	$(853,455)	$(308,726)

LOSS PER SHARE – BASIC AND DILUTED	$(0.06)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	13,351,877	10,346,488

See notes to consolidated financial statements.

LUCAS ENERGY, INC.
Consolidated Statement of Stockholders' Equity
For the Three Months Ended June 30, 2010
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid- In Capital	Accumulated Deficit	Total
Balance, March 31, 2010	-	$-	12,837,220	$12,837	$(49,159)	$20,639,247	$(2,783,909)	$17,819,016

Common shares issued for:
Cash at $1.56 average per share, net	-	-	803,170	803	-	1,249,097	-	1,249,900
Services at weighted average of $1.85 per share	-	-	4,000	4	-	7,416	-	7,420
Oil and gas properties at weighted average of $0.78 per share	-	-	15,379	15	-	12,025	-	12,040
Net loss	-	-	-	-	-	-	(853,455)	(853,455)
Balance, June 30, 2010	-	$-	13,659,769	$13,659	$(49,159)	$21,907,785	$(3,637,364)	$18,234,921

See notes to consolidated financial statements.

LUCAS ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(853,455)	$(308,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	212,109	184,626
Amortization of deferred financing costs	250,921	27,866
Unrealized loss (gain) on marketable securities	14,850	(220,444)
Realized loss on marketable securities	-	30,081
Share-based compensation	11,920	35,338
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(76,126)	(71,894)
(Increase) decrease in other current assets	(540)	(12,172)
(Increase) decrease in other assets	(6,812)	34,534
Increase (decrease) in accounts payable and accrued expense	187,288	229,604
Net Cash Used in Operating Activities	(259,845)	(71,187)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of oil and gas properties	8,119,035	160,000
Purchase of oil and gas properties and equipment	(4,561,989)	(171,603)
Proceeds from sale of marketable securities	-	1,199
Purchase office furniture and equipment	(40,857)	-
Net Cash Provided by (Used in) Investing Activities	3,516,189	(10,404)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	1,406,104	-
Stock subscriptions received	-	67,500
Advances from working interest owners	(256,369)	-
Cash paid for deferred financing costs	(36,292)	-
Principal payments on credit facility	(2,150,000)	(75,000)
Net Cash Used in Financing Activities	(1,036,557)	(7,500)

NET INCREASE (DECREASE) IN CASH	2,219,787	(89,091)
CASH AT BEGINNING OF PERIOD	1,822,780	136,841

CASH AT END OF PERIOD	$4,042,567	$47,750

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$10,291	$32,736
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued to acquire oil and gas properties	$12,040	$-
Increase in asset retirement obligations	$6,000	$5,775

See notes to consolidated financial statements.

LUCAS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Lucas Energy, Inc. ("Lucas") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lucas' annual report filed with the SEC on Form 10-K for the year ended March 31, 2010.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2010 as reported in Form 10-K have been omitted.

NOTE 2 – ORGANIZATION AND HISTORY

The Company was incorporated on December 16, 2003 in the State of Nevada as Panorama Investments, Corp. (“Panorama”). On June 16, 2006, the Company consummated a share exchange with Lucas Energy Resources, Inc. (“Lucas Resources”), a privately held oil and gas company which held oil and gas lease acreage and producing reserves in the State of Texas.  The share exchange was made pursuant to a May 19, 2006 Acquisition and Exchange Agreement whereby the shareholders of Lucas Resources assumed control of and responsibilities for the Company’s activities.  In conjunction with the share exchange, the name of Panorama was changed to Lucas Energy, Inc. (“Lucas”).

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

Lucas' consolidated financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its asset retirement obligations.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject Lucas to concentration of credit risk consist of cash and accounts receivable.  Cash balances exceeded FDIC insurance protection levels by approximately $3.8 million at June 30, 2010, and at certain points throughout the year, subjecting Lucas to risk related to the uninsured balance. Lucas’ deposits are held at large established bank institutions and it believes that the risk of loss associated with these uninsured balances is remote.

Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers and working interest owners. As of June 30, 2010, no allowance for doubtful accounts has been recorded.

Sales to one customer comprised 90% of Lucas’ total oil and gas revenues for the three months ended June 30, 2010 and for the fiscal year ended March 31, 2010. Lucas believes that, in the event that its primary customer was unable or unwilling to continue to purchase Lucas’ production, there are a substantial number of alternative buyers for its production at comparable prices.

Marketable Securities

Lucas reports its short-term investments and other marketable securities at fair value in accordance with ASC 825 “Financial Instruments”.  At June 30, 2010, Lucas' short-term investments consisted of shares of common stock held in Bonanza Oil & Gas, Inc. (“Bonanza”).  ASC 825 allows the Company the option to value its financial assets and liabilities at fair value on an investment by investment basis, and the changes in the fair value of assets and liabilities are reported in Lucas’ results of operations in the period that the change in fair value occurs.

For the three months ended June 30, 2010 Lucas reported a non-cash unrealized loss on its Bonanza shares of common stock of $14,850.   For the three months ended June 30, 2009, Lucas reported a non-cash unrealized gain on its Bonanza shares of $220,444 and a realized loss on the sale of a portion of the Bonanza shares held totaling $30,801.   At June 30, 2010, Lucas held 3,300,000 shares of Bonanza common stock.

Fair Value of Financial Instruments

As of June 30, 2010, the fair value of cash, accounts receivable and accounts payable approximate carrying values because of the short-term maturity of these instruments.

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

Costs of oil and gas properties are amortized using the units of production method.  Amortization expense calculated per equivalent physical unit of production amounted to $25.33 per barrel of oil equivalent (“BOE”) for the three months ended June 30, 2010, and was $26.28 per BOE for the fiscal year ended March 31, 2010.

Ceiling Test

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  As of June 30, 2010, no impairment of oil and gas properties was recorded.

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

Lucas has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2010.  The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as interest expense.

Earnings per Share of Common Stock

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year.  Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased.  Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.  On June 30, 2010, all options and warrants were anti-dilutive and are therefore excluded from the calculation of the basic and diluted net income (loss) earnings per share.

Revenue and Cost Recognition

Lucas recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by Lucas is not significantly different from Lucas’ share of production.  Costs associated with production are expensed in the period incurred.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Subsequent Events

Lucas has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 4 - FAIR VALUE MEASUREMENTS

The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including income taxes payable and accrued expenses) included in the accompanying consolidated balance sheets approximated fair value at June 30, 2010, and they are not presented in the following table associated with the fair value measurement of Lucas’ investments.

Financial Assets (Liabilities):	Carrying Amount	Total Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Trading Securities	$6,600	$6,600	$6,600	$-	$-

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the table above, this hierarchy consists of three broad levels.

Level 1 Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. When available, Lucas measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value.

Level 2 Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Unobservable inputs reflecting American's own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above.

LEVEL 1 FAIR VALUE MEASUREMENTS

Short-term Investments in Marketable Securities -- The fair values of these investments are based on quoted market prices. Lucas' short-term investments as of June 30, 2010 consisted entirely of trading securities which are subject to market fluctuations. As of June 30, 2010, Lucas did not have any significant Level 2 or 3 financial assets or liabilities.

MARKETABLE SECURITIES

At June 30, 2010, Lucas held 3,300,000 shares of Bonanza common stock.  During the three months ended June 30, 2010, pursuant to mark-to-market accounting, Lucas reported a non-cash unrealized loss on Bonanza common shares of $14,850.  The shares of common stock held in Bonanza were valued in the aggregate at $6,600 (or $0.002 per share) at June 30, 2010.

NOTE 5 – OIL AND GAS PROPERTIES

Hilcorp Energy I, L.P. Purchase and Sale Agreement dated April 1, 2010

On April 1, 2010, Lucas entered into a purchase and sale agreement with HilCorp Energy I, L.P. (“HilCorp”) for the development of Lucas’ Eagle Ford Shale properties located in Gonzales County, Texas.  The agreement provides for HilCorp to acquire an undivided eighty-five (85%) working interest in the “deep rights” held by Lucas in Gonzales County, Texas.  On May 5, 2010, Lucas and HilCorp held the first closing with total gross proceeds to Lucas of $7,520,560.  The second closing of the “deep rights” sale transaction occurred on June 28, 2010, at which time gross proceeds to Lucas totaled $1,381,270 for total gross proceeds to date of $8,901,830.   Net proceeds to Lucas for the first and second closings were $7,730,874, after distribution to Lucas’ working interest participants of their proportionate share of proceeds totaling $1,170,456.

A portion of the proceeds from the May 5, 2010 first closing was used to fully repay and terminate the Amegy Bank Credit Facility. In connection with the repayment, Amegy Bank it released all liens and security interests held by Amegy Bank in Lucas’ oil and gas properties.

The proceeds from HilCorp were recorded as a reduction to Lucas’ full cost pool with no recognition of gain or loss on the transaction.  Lucas has analyzed the tax effects of the “deep rights” sale, and concluded that no taxable income or tax liability will occur.  In the event that a tax liability would arise, Lucas expects that it will be fully offset by its net operating tax loss carry-forwards.

Acquisition of Oil and Gas Properties

During the three months ended June 30, 2010, Lucas acquired oil and gas properties located in Gonzales County, Texas.  The total funds paid by Lucas to the sellers were approximately $2.65 million, and subsequent to the acquisition, Lucas has incurred approximately $475,000 in capital expenditures related to the properties.  The primary acreage and acquisition costs incurred are as follows:

State of Texas	Total Acres Acquired	Acquisition Cost (1)

Gonzales County	2,391	$2,180,089
Karnes County	200	$275,000
Sabine County	160	$154,853
Wilson County	100	$45,954
Total	2,851	$2,655,896

(1)	Total acquisition cost for lease acreage, wellbores, and associated equipment purchased.

For oil and gas property acreage acquired by Lucas located in Gonzales County, Lucas has sold an undivided 85% interest in the “deep rights” to HilCorp for properties that HilCorp has been able to complete title confirmation. In the event HilCorp can confirm that the sellers’ of the oil and gas properties purchased by Lucas hold title to the Eagle Ford shale formation, Lucas expects to also sell the “deep rights” of the acreage to HilCorp.

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

Through June 30, 2010, a total of approximately $3,949,800 has been expended in the LEI 2009-II capital program, with Lucas’ share of the capital expenditures totaling approximately $789,960.   Commercial sales of crude oil production have occurred from six wells in the program.

LEI 2009-III Capital Program

The LEI 2009-III capital program is comprised of seven wells located in the Gonzales, Wilson and Karnes counties, Texas.  The principal working interest participant in the LEI 2009-II capital program is the participant in the LEI 2009-III program, and is   responsible for paying eighty percent (80%) of the capital costs to earn a seventy percent (70%) working interest in the wells.  In connection with the working interest participant’s “buy-in” (i.e., “farm-in”) to the program wells, they paid Lucas approximately $1,170,982 for their interests in the program wells. The amount paid to Lucas for the interests acquired was reflected as a reduction to the full cost pool with no gain or loss recorded by Lucas on the sale.

Total projected capital expenditures for the LEI 2009-III capital program are approximately $5.9 million. Through June 30, a total of approximately $1,991,800 has been expended in the capital program, with Lucas’ share of the capital expenditures totaling approximately $398,400.   Commercial sales of crude oil production have occurred from two wells in the program through June 30, 2010.  Fund received by Lucas pursuant to cash calls to the working interest participant in excess of funds expended in the capital program are reflected in Lucas’ financial statement as a current liability – “Advances from working interest owners”.

Acquisition of Oil and Gas Properties from El Tex Petroleum

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

One director of Lucas holds an approximate 25.2% interest in El Tex while a second Lucas director holds an indirect beneficial ownership interest of approximately 18.8% in El Tex.  Pursuant to NYSE Amex exchange rules, Company shareholders were required to approve the issuance of shares of common stock to El Tex due to the directors holding in the aggregate more than five percent (5%) indirect interest in the assets being acquired by Lucas from El Tex.  Additionally, the note holder of the debt assumed by Lucas is a director of Lucas. In connection with the Lucas acquisition, the note holder agreed to convert the debt plus accrued interest due him into shares of Lucas common stock. Pursuant to NYSE Amex exchange rules, Company shareholders were also required to approve the conversion of the debt and the related issuance of the shares of common stock to the director.

At the Lucas shareholder meeting held on March 30, 2010, the Lucas shareholders approved the issuance of the shares of common stock to El Tex and the issuance of shares of common stock to the Company director for the conversion of debt plus accrued interest assumed by Lucas.  NYSE Amex approved the listing application for the shares to be issued and, on May 25, 2010, Lucas issued 637,887 shares of common stock to El Tex and 683,686 shares of common stock to the Lucas director that held the debt assumed by Lucas.  The shares of common stock were issued at $0.77 per share which was the fair value of the shares at the time the acquisition was agreed and effected in September 2009.

Wells acquired by Lucas from El Tex are part of the LEI 2009-II and LEI 2009-III capital programs.

NOTE 6 - REVOLVING LINE OF CREDIT AND LETTER OF CREDIT FACILITY

On October 8, 2008, Lucas entered into a three-year Revolving Line of Credit and Letter of Credit Facility with Amegy Bank (the “Credit Facility”). The Credit Facility originally provided Lucas with up to a $100 million oil and gas reserve-based revolving line of credit with a maturity on October 8, 2011 (the “Revolving Line of Credit”). The availability of credit and repayments under the Credit Facility were subject to periodic borrowing base redeterminations.  The Credit Facility provided for scheduled semiannual borrowing base redeterminations on June 1 and December 1, or at any other time that Amegy or Lucas may request an unscheduled redetermination; but neither is obligated to accommodate an unscheduled redetermination more than once between the scheduled semiannual redeterminations.  At closing of the Credit Facility in October 2008, Lucas had a lending commitment and borrowing capacity of $3.0 million. Lucas’ oil and gas properties and accounts receivable were collateral to the Revolving Line of Credit with Amegy Bank.

The interest rate on borrowed funds under the Credit Facility was based on the greater of Amegy Bank’s prime lending rate or Federal Funds rate plus 0.50% per annum, but not less than 5.0% per annum.  The Credit Facility contained a variable commitment fee component for unused borrowing capacity not to exceed a 0.05% annual rate.  Since entering into the Credit Facility with Amegy Bank, Lucas’ interest rate has been 5.0% per annum paid monthly.  Lucas incurred transaction costs totaling $421,751 on the Amegy Credit Facility and the deferred financing costs were being amortized over the three year term of the Credit Facility using the effective interest rate method.

The Credit Facility contained covenants that Lucas was required to meet including: a) maintain a current ratio of not less than 1.00 to 1.00;  b) prohibit the ratio of Indebtedness to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) from being more than 3.75 to 1.00 (as defined in the credit agreement) for the preceding four quarterly periods; and c) limit general and administrative (“G&A”) expenses (determined in accordance with generally accepted accounting principles) during a fiscal quarter to no more than twenty-five percent (25.0%) of revenue less recurring lease operating expenses and taxes for the quarter.

On May 5, 2010, Lucas paid off the outstanding balance under the Amegy Credit Facility and terminated the Facility.  In connection with the repayment and termination of the Credit Facility, Amegy Bank released all liens and security interests securing the Lucas’ obligations under the Credit Facility.  Upon payoff of the Credit Facility, Lucas recorded the remaining unamortized deferred financing costs incurred on the Credit Facility totaling $250,921 as interest expense during the period ended June 30, 2010.

NOTE 7 – EQUITY

On March 26, 2010, Lucas entered into a Placement Agent Agreement with WR Hambrecht + Co. (“WRH”), under which Lucas may issue and sell up to 4,000,000 shares of common stock from time to time in an at-the-market (“ATM”) public equity offering program.  Under the ATM offering Lucas sold a total of 778,170 newly issued shares of common stock during the period April 12, 2010 through May 6, 2010 with gross and net proceeds of $1,493,561 and $1,224,900, respectively.

On April 29, 2010, a warrant holder exercised warrants to purchase 25,000 shares of common stock at $1.00 per share.  The warrant was originally issued to the warrant holder in connection with their purchase of units in a private equity placement in September 2009.

On May 20, 2010, the Lucas issued 4,000 shares of common stock valued at $7,420 to its chief financial officer as part of his compensation arrangement with the Company.

On May 21, 2010, the Lucas issued 15,379 shares of common stock valued at $12,040 to a consultant in connection with capital raising services.

NOTE 8 – OPTIONS AND WARRANTS

Summary information regarding options and warrants are as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2010	200,000	$2.60	3,360,549	$8.00
Options and warrants issued	-	-	-	-
Warrants exercised April 29, 2010 at $1.00	-	-	(25,000)	1.00
Outstanding at June 30, 2010	200,000	$2.60	3,335,549	$7.32

Options and warrants outstanding and exercisable as of June 30, 2010:

Exercise Price	Remaining Life	Options Outstanding	Options Exercisable	Warrants Outstanding	Warrants Exercisable

$8.00	.35 Years	-	-	3,010,549	3,010,549
$2.60	.39 Years	200,000	200,000	-	-
$1.00	2.39 Years	-	-	325,000	325,000
Total		200,000	200,000	3,335,549	3,335,549

All options are vested, and all options and warrants are exercisable.  Warrants to purchase 325,000 shares of common stock at $1.00 per share had an intrinsic value of $406,250 at June 30, 2010.  Neither the outstanding options nor the warrants to purchase shares of common stock at $8.00 per share had intrinsic value at June 30, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this report, and should be read in conjunction with management’s discussion and analysis contained in Lucas’ Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and related discussion of our business and properties contained therein.  The terms “Company”, “Lucas Energy”,” “Lucas”, “we”, “us”, and “our” refer to Lucas Energy, Inc.

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

NATURE OF OPERATIONS

General

Lucas Energy, Inc.is an independent oil and gas company based in Houston, Texas with approximately 12,500 gross acres (8,940 acres net) of oil and gas leases in South Texas primarily in Gonzales County and Wilson County, Texas.  We hold oil and gas interests in the Austin Chalk formation (proved and producing), Buda formation (proved and producing), and Eagle Ford Shale formation (proved and undeveloped).  We focus on building, revitalizing and developing a portfolio of oil and gas properties by acquiring what we believe are undervalued and underperforming oil and gas assets for which we believe we can increase production.

We operate forty-five (45) producing wells that currently produce approximately 190-220 barrels of oil per day (“BOPD”), gross to all interests. In total, we hold interests in seventy-five (75) producing, shut-in, and previously plugged and abandoned wellbores.   We operate all of our oil and gas properties with the exception of one property located in Sabine County, Texas.

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

Most of the acquisition prospects that we conduct initial screening on are sourced directly by our senior management or specialized third-party consultants with local area knowledge.  Prospects that are of further interest to us after we complete our initial review, are evaluated for technical and economic viability.  We target well acquisitions that we estimate: (a) have a good opportunity and the appropriate acreage to drill additional laterals; (b) payback period of less than 12 months; and (c) projected internal rate of return on capital invested is accretive to earnings.

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

RESERVES

Our proved and probable reserves and the standardized measure of discounted future net cash flows of our interests in proved oil and gas reserves as set forth in our Annual Report on Form 10-K for our fiscal year ended March 31, 2010 are:

Proved Reserves	Oil (Bbls)	Natural Gas (MCF)	Discounted Future Net Cash Flow (at 10% per year)

Developed Producing	73,010	11,760	$1,614,720
Developed Non Producing	63,540	19,410	2,549,300
Undeveloped	1,833,680	-	43,354,360
Total, before income taxes	1,970,230	31,170	$47,518,380
Less: Estimated income taxes on future net cash flows (discounted at 10% per year)	n/a	n/a	$(8,311,887)
Total, March 31, 2010	1,970,230	31,170	$39,206,493

Probable Reserves	Oil (Bbls)	Natural Gas (MCF)	Discounted Future Net Cash Flow (at 10% per year)

Undeveloped, at March 31, 2010	680,770	-	$4,464,910

RESULTS OF OPERATIONS

The following table sets forth the revenue and production data for continuing operations for the three months ended  June 30, 2010 and  2009.

	For the Three Months Ended June 30,		Amount Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)

OIL AND GAS REVENUES	$577,540	$441,464	$136,076	31%

PRODUCTION SALES:
Oil (barrels)	7,885	7,967	(82)	-1%
Natural gas (thousand cubic feet)	-	3,665	(3,665)	-100%
Total (barrels oil equivalent)	7,885	8,578	(693)	-8%

Oil (barrels per day)	87	88	(1)	-1%
Natural gas (thousand cubic feet per day)	-	40	(40)	-100%
Total (barrels oil equivalent per day)	87	94	(8)	-8%

AVERAGE SALES PRICES:
Oil (per barrel)	$73.25	$54.20	$19.05	35%
Natural gas (per thousand cubic feet)	$-	$2.65	$(2.65)	-100%

Lease operating expenses	310,107	307,175	2,932	1%
Severance and property taxes	38,301	19,149	19,152	100%
Depreciation, depletion, and amortization	212,109	184,626	27,483	15%
General and administrative	594,416	369,001	225,415	61%

Total Expenses	1,154,933	879,951	274,982	31%

LOSS FROM OPERATIONS	(577,393)	(438,487)	(138,906)	-32%

OTHER INCOME (EXPENSES)
Unrealized (loss) gain on investments	(14,850)	220,444	(235,294)	-107%
Realized loss on investments	-	(30,081)	30,081	-100%
Interest expense	(261,212)	(60,602)	(200,610)	331%
Total Other Income (Expenses)	(276,062)	129,761	(405,823)	-313%

NET LOSS BEFORE INCOME TAXES	(853,455)	(308,726)	(544,729)	176%

INCOME TAX (BENEFIT) EXPENSE	-	-	-	0%
NET LOSS	$(853,455)	$(308,726)	$(544,729)	176%

Oil and Gas Revenue

The $136,076 increase in our oil and gas revenues was primarily attributable to an increase of $19.05 per barrel (+35%) in the price realized for oil production sold.

Lease Operating Expenses

Lease operating expenses increased $2,932 during the three months ended June 30, 2010 as compared to the prior year.

General and Administrative Expenses

General and administrative expenses totaled $594,416 for the three month period ended June 30, 2010 as compared to $369,001 for the prior year period.  The increase of $225,415 for the current year period from the prior year is due to an increase in labor (compensation and contract employees) and administrative costs arising the continued ramp up of our drilling and development initiatives (approximately $112,000); fees for services and expenses incurred in connection with our heightened investor awareness program (approximately $84,000); and public company costs for professional, legal and reserve engineering (approximately $29,000).

Interest Expense

On May 5, 2010, we paid off the outstanding balance under the Amegy Credit Facility and terminated the Credit Facility.  Interest expense increased by $200,610 during the current year period as compared to the prior year period due to our expensing of the remaining unamortized balance of deferred financing costs originally incurred in connection with the Credit Facility.

Unrealized and Realized Losses

The unrealized loss on investments for the three months ended June 30, 2010 totaling $14,850 and is due to the mark- to-market adjustment to 3.3 million shares of common stock held by the Company in Bonanza Oil and Gas, Inc (“BGOI”) resulting from a decline in the quoted share price on the OTC between March 31, 2010 ($0.0065) and June 30, 2010 ($0.002). For the three month period ended June 30, 2009, the Company reported an unrealized mark-to-market gain on BGOI shares of $220,444 and a realized loss of $30,081 on BGOI shares sold during the prior year period.

Income Tax Expense

Income tax expense was zero for the current period and for the same three month period of the prior year.  The tax benefits from operating losses for the current period and the prior year period have been fully reserved in our valuation allowance due to uncertainty whether some portion or all of the deferred tax asset arising from the operating losses may or may not be realized in the future. The Company determined that an adjustment to the valuation allowance resulting from the anticipated utilization of net operating tax loss carryforwards for the sale of the oil and gas property “deep rights” to HilCorp is not significant.

Net Loss

The $544,729 increase in the net loss between the current year period and the prior year period is attributable to the reduction in the mark-to-market unrealized gain on Bonanza shares of common stock (approximately $235,000); the write off the remaining unamortized balance of deferred financing costs associated with the pay-off and termination of the Amegy Credit Facility (approximately $200,000); an increase in general and administrative expenses (approximately $225,000); partially offset by the increase in revenues between the periods for higher prices realized on the sale of production (approximately $136,000).

Liquidity and Capital Resources

Between the end of our prior fiscal year and June 30, 2010 , we had an increase in cash of $2,219,787 with total cash of $4,042,567 at June 30, 2010. Our working capital deficit at June 30, 2010 totaled approximately $61,200 as compared to approximately $4,149,300 at March 31, 2010 (that included the outstanding principal balance of $2,150,000 on the Amegy Credit Facility classified as a current liability).  On May 5, 2010, we utilized proceeds from the first close on the HilCorp purchase of an undivided 85% in our “deep rights” in Gonzales County, Texas to fully repay the outstanding principal balance with Amegy and terminated the Credit Facility.   Total proceeds to date from the “deep rights” sale to HilCorp are $8,901,830, and the net proceeds to Lucas after distributions to Lucas’ working interest participants for their proportionate share of sales proceeds totals $7,730,800.  A portion of the proceeds from the first HilCorp closing on May 5, 2010 (See Note 5 – “Acquisition of Oil and Gas Properties”) were used to fund purchases of additional oil and gas properties. A portion of the acreage acquired in Gonzales County, Texas was subsequently sold to HilCorp in connection with the second closing on June 28, 2010.

During the three months ended June 30, 2010, we raised approximately $1.4 million, net to Lucas through an “at-the-market” (“ATM”) public equity offering in which we sold 778,170 newly issued shares of common stock from our effective S-3 shelf registration statement placed through utilization of our Placement Agent Agreement with WR Hambrecht + Co. that we executed on March 26, 2010; approximately $7.7 million net to us under the “deep rights” sale of oil and gas properties in Gonzales County to HilCorp;  and approximately $0.44 million through our working interest partner’s “buy-in” to the LEI 2009-III capital program.  During the three month period we expended approximately $4.6 million for the purchases of oil and gas properties and capital expenditures on existing oil and gas properties; approximately $2.2 million to pay off the outstanding principal balance on the Amegy Credit Facility; and $0.5 million for fund our operating, administrative and business development activities.  During the three month period ended June 30, 2010, we increased our cash on hand by approximately $2.2 million.

We anticipate that cash flows from operating activities and cash on hand at June 30, 2010 will be sufficient to fund our operating and administrative requirements for the next twelve month period. Additionally, we expect to fund our oil and gas capital expenditure requirements through a combination of sales of additional properties; joint venture arrangements, working interest participants’ buy-in to existing wells and programs, and other sources of capital such as private equity and debt placements, public offerings, and traditional reserve-based financing and credit facilities.

We currently have no definitive agreements or arrangements for additional funding, and financings could result in significant dilution to our shareholders or not be available on acceptable terms in the time frame necessary, or may not be available or acceptable to us at all.

Cash flow from operating activities

For the three months ended June 30, 2010, net cash used in operating activities was $259,845 compared to net cash used in operating activities of $71,187 for the three months ended June 30, 2009.  The $188,658 increase in net cash used in operating activities is primarily due to the increase in net loss for the current period.

Cash flow from investing activities

For the three months ended June 30, 2010, net cash provided by investing activities was $3,516,189 compared to net cash used in investing activities for the prior year period of $10,404.  Cash from investing activities increased during the three months ended as a result of our sale of an undivided 85% interest in our “deep rights” located in Gonzales County, Texas less expenditures made to purchase oil and gas properties and capital expenditures on existing oil and gas properties.

Cash flow from financing activities

For the three months ended June 30, 2010, net cash flow used in financing activities was $1,036,557 comprised of funds expended to pay off the outstanding principal on the Amegy Credit Facility during the period of $2,150,000, less net proceeds from the sale of common stock in our ATM public equity offering of $1,381,104.   During the prior year three month period, cash used in from financing activities was $7,500 which were funds used to pay down $75,000 on the Amegy Credit Facility partially funded through the sale of common stock in an equity private placement.

Hedging

We did not hedge any of our oil or natural gas production during the current year or prior year periods.

Contractual Commitments

None

Off-Balance Sheet Arrangements

None.

Related Party Transactions

As discussed in Note 5 - "Acquisition of Oil and Gas Properties from El tex Petroleum" one Lucas board of director member (J. Fred Hofheinz) holds an approximate 25.2% interest in El Tex Petroleum, LLC (the “El Tex”) while a second Lucas board of director member (W. Andrew Krusen, Jr.) holds an indirect beneficial ownership interest in the Seller of approximately 18.8%.  We entered into an agreement to acquire approximately 2,771 gross oil and gas lease acreage (approx. 2,078 net to our interest) located in Wilson County, Texas.  The leasehold, wellbore and surface equipment acquisition price totals approximately $1.0 million with approximately $490,000 of the consideration comprised from the issuance of Lucas common stock to El Tex (specifically 637,887 shares of common stock at $0.77 per share), assumption of $500,000 in debt and $68,000 in cash.  Pursuant to NYSE Amex exchange rules, issuance of shares of common stock in connection with the acquisition of the oil and gas properties from El Tex requires shareholders’ approval.   Lucas shareholders approved the share issuance in the annual shareholder meeting held on March 30, 2010.  Upon exchange approval of the listing application for the shares to be issued, the shares of common stock were issued on May 25, 2010.

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

ITEM 1A.  RISK FACTORS.

In addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended March 31, 2010, as filed with the SEC on July 14, 2010, you should carefully consider risk factors identified below.

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

Currently oil and natural gas companies are only permitted by the SEC to disclose proved reserves in their statutory SEC filings. Proved reserves are oil and natural gas reserves that a company has demonstrated by actual production or conclusive formation tests to be economically and legally producible under existing economic and operating conditions. Accordingly, the SEC has historically prohibited us from including “probable reserves” and “possible reserves” in statutory public filings. We may periodically disclose such reserves in information disseminations in documents that are not filed with the SEC. In addition to permitting us to disclose proved reserve estimates, effective January 1, 2010 the SEC will allow us to report “probable” and “possible” reserves realizing that both reserve categories are considered unproved reserves and as such, the SEC views the estimates to be inherently unreliable. Probable and possible reserve estimates may be misunderstood or seen as misleading to investors that are not “experts” in the oil or natural gas industry. Unless you have such expertise, you should not place undue reliance on these estimates. Except as required by applicable law, we undertake no duty to update this information and do not intend to update this information.

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

We will face all of the challenges of a smaller microcap oil and natural gas company that operates in a highly competitive industry, including but not limited to: locating, acquiring and successfully developing oil and gas properties; raising financing to fund our capital expenditure program; attracting, engaging and retaining the services of qualified management, technical and support personnel; establishing budgets and maintaining internal operating policies and procedures; and the design and implementation of effective financial and disclosure controls to meet public company statutory compliance requirements. We can provide no assurance that we will achieve a level of profitability that will provide a return on invested capital or that will result in an increase in the market value of our securities. Accordingly, we are subject to the risk that because of these factors and other general business risks noted throughout these “Risk Factors,” we may, in particular, not be able to profitably execute our plan of operation.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 29, 2010, a warrant holder exercised warrants to purchase 25,000 shares of common stock at $1.00 per share.  The warrant was originally issued to the warrant holder in connection with their purchase of units in a private equity placement in September 2009. The shares were issued to accredited investors pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) and Regulation D under the Securities Act.

On May 21, 2010, Lucas issued 15,379 shares of common stock valued at $12,040 to a consultant in connection with capital raising services. The shares were issued to accredited investors pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) and Regulation D under the Securities Act.

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

10.15
Purchase and Sale Agreement Between Lucas Energy, Inc. and HilCorp Energy I, L.P. dated April 1, 2010.   (Incorporated by reference to the Form 10-K Annual Report for the year ended March 31, 2010 filed with the SEC on July 14, 2010)

10.16
Termination of Credit Agreement with Amegy Bank and Release of all Liens and Security Interests held dated May 5, 2010 (Incorporated by reference to the Form 8-K dated May 5, 2010 filed with the SEC May 6, 2010)

10.17	Unregistered Sale of Equity Securities (Incorporated by reference to the Form 8-K dated May 25, 2010 filed with the SEC May 27, 2010)

10.18
Report of Forrest A. Garb & Associates, Inc on the Estimated Reserves and Future Net Revenue as of April 1, 2010 Attributable to Interests Owned by Lucas Energy, Inc. dated July 1, 2010. (Incorporated by reference to the Form 10-K Annual Report, Exhibit 99.1 for the year ended March 31, 2010 filed with the SEC on July 14, 2010)

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

Signature	Title	Date

/s/ William A. Sawyer William A. Sawyer	President and C.E.O. (Principal Executive Officer)	August 11, 2010

/s/ Donald L. Sytsma Donald L. Sytsma	Chief Financial Officer and Accounting Officer (Principal Financial Officer)	August 11, 2010