Form 10-Q
period 2010-09-30
LUCAS ENERGY, INC.
filed 2010-11-15
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number:001-32508

LUCAS ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0417780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3555 Timmons Lane, Suite 1550
Houston Texas 77027
(Address of principal executive offices) (Zip Code)

(713) 528-1881
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 29, 2010
Common Stock, par value $0.001 per share	13,710,462

LUCAS ENERGY, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2010

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
LUCAS ENERGY, INC.
Consolidated Balance Sheets (Unaudited)
	September 30, 2010	March 31, 2010
CURRENT ASSETS
Cash	$1,444,707	$1,822,780
Marketable securities	-	21,450
Accounts receivable-oil and gas sales	492,440	198,083
Accounts receivable-working interest owners	41,848	46,081
Notes receivable	30,000	-
Deferred financing costs, net of amortization of $421,751 and $170,830, respectively	-	250,921
Deferred offering costs	-	119,912
Other current assets	78,213	43,769
TOTAL CURRENT ASSETS	2,087,208	2,502,996

OIL AND GAS PROPERTIES, FULL COST METHOD
Properties not subject to amortization	621,085	-
Properties subject to amortization	21,752,935	24,699,722
Accumulated depletion, depreciation and amortization	(3,020,138)	(2,482,433)
OIL AND GAS PROPERTIES, NET	19,353,882	22,217,289

Property, plant and equipment, net of accumulated depreciation of $29,648 and $15,062, respectively	57,870	20,907
Other assets	64,327	57,515
TOTAL ASSETS	$21,563,287	$24,798,707

CURRENT LIABILITIES
Accounts payable – trade	$1,799,659	$1,391,446
Accrued expenses	31,722	65,541
Advances from working interest owners	1,274,764	3,045,292
Borrowings on credit facility, current portion	-	2,150,000
Stock payable	256,700	-
TOTAL CURRENT LIABILITIES	3,362,845	6,652,279

NON-CURRENT LIABILITIES
Asset retirement obligations	382,582	327,412
TOTAL LIABILITIES	3,745,427	6,979,691

STOCKHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized of $0.001 par value, no shares
issued and outstanding	-	-
Common stock, 100,000,000 shares authorized of $0.001 par value,
13,747,362 issued and 13,710,462 outstanding shares at September 30, 2010, and
12,837,220 issued and 12,800,320 outstanding shares at March 31, 2010, respectively	13,747	12,837
Additional paid-in capital	22,035,383	20,639,247
Treasury stock, at cost 36,900 shares	(49,159)	(49,159)
Accumulated deficit	(4,182,111)	(2,783,909)
TOTAL STOCKHOLDERS’ EQUITY	17,817,860	17,819,016
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,563,287	$24,798,707

See notes to unaudited consolidated financial statements.

LUCAS ENERGY, INC.
Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

OIL AND GAS REVENUES	$938,590	$414,218	$1,516,130		$855,682

EXPENSES
Lease operating expenses	309,090	134,811	619,197		442,007
Severance and property taxes	50,473	15,706	88,774		34,855
Depreciation, depletion, amortization and accretion	352,183	141,056	564,292		325,682
General and administrative	763,781	264,128	1,358,197		633,109
Total Expenses	1,475,527	555,701	2,630,460		1,435,653

LOSS FROM OPERATIONS	(536,937)	(141,483)	(1,114,330)		(579,971)

OTHER INCOME (EXPENSES)
Unrealized loss on marketable securities	(6,600)	(242,000)	(21,450)		(21,556)
Realized gain (loss) on marketable securities	(1,210)	1,296	(1,210)		(28,785)
Interest expense	-	(102,873)	(261,212)		(163,474)
Total Other Income (Expenses)	(7,810)	(343,577)	(283,872)		(213,815)

NET LOSS BEFORE INCOME TAXES	(544,747)	(485,060)	(1,398,202)		(793,786)
INCOME TAX BENEFIT	-	-	-		-

NET LOSS	$(544,747)	$(485,060)	$(1,398,202)		$(793,786)

LOSS PER SHARE -BASIC AND DILUTED	$(0.04)	$(0.05)	$(0.10)	$	(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING – BASIC AND DILUTED	13,696,043	10,484,861	13,524,702		10,417,213

See notes to unaudited consolidated financial statements.

LUCAS ENERGY, INC.
Consolidated Statement of Stockholders' Equity
For the Six Months Ended September 30, 2010
(Unaudited)
	Preferred Stock		Common Stock				Accumulated Deficit	Total

	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid- In Capital
Balance, March 31, 2010	-	$-	12,837,220	$12,837	$(49,159)	$20,639,247	$(2,783,909)	$17,819,016

Common shares issued for:
Cash	-	-	778,170	778	-	1,224,122	-	1,224,900
Warrants	-	-	25,000	25	-	24,975	-	25,000
Services	-	-	16,000	16	-	29,624	-	29,640
Oil and gas properties	-	-	90,972	91	-	117,415	-	117,506
Net loss	-	-	-	-	-	-	(1,398,202)	(1,398,202)
Balance, September 30, 2010	-	$-	13,747,362	$13,747	$(49,159)	$22,035,383	$(4,182,111)	17,817,860

See notes to unaudited consolidated financial statements.

LUCAS ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited)	For the Six Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,398,202)	$(793,786)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	564,292	325,682
Amortization of deferred financing costs	250,921	57,667
Unrealized loss on marketable securities	21,450	21,556
Realized loss on marketable securities	1,210	28,785
Share-based compensation	29,640	40,828
Stock payable for services	56,700	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(290,124)	(33,965)
(Increase) decrease in other current assets	(34,444)	13,542
(Increase) decrease in other assets	(6,812)	-
Increase (decrease) in accounts payable and accrued expense	374,394	175,177
Net Cash Used in Operating Activities	(430,975)	(164,514)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of oil and gas properties	9,739,114	1,010,632
Purchase of oil and gas properties and equipment	(7,052,736)	(561,619)
Investment in marketable securities	(6,045)	-
Note receivable paid	(30,000)	-
Proceeds from sale of marketable securities	4,835	92,495
Purchase office furniture and equipment	(51,549)	(4,419)
Net Cash Provided by Investing Activities	2,603,619	537,089

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	1,369,811	157,500
Advances from working interest owners	(1,770,528)	728,904
Cash paid for deferred financing costs	-	(50,916)
Principal payments on credit facility	(2,150,000)	(150,000)
Net Cash Provided by (Used in) Financing Activities	(2,550,717)	685,488

NET INCREASE (DECREASE) IN CASH	(378,073)	1,058,063
CASH AT BEGINNING OF PERIOD	1,822,780	136,841

CASH AT END OF PERIOD	$1,444,707	$1,194,904

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$10,291	$103,761
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued to acquire oil and gas properties	$117,506	$45,185
Stock payable for oil and gas properties	$200,000	$-
Deferred offering costs applied to sale of common stock	$119,912	$-
Increase in asset retirement obligations	$43,170	$-

See notes to unaudited consolidated financial statements.

LUCAS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Lucas Energy, Inc. ("Lucas") have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lucas' annual report filed with the SEC on Form 10-K for the year ended March 31, 2010.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2010 as reported in Form 10-K have been omitted.

NOTE 2 – ORGANIZATION AND HISTORY

The Company was incorporated on December 16, 2003 in the State of Nevada as Panorama Investments, Corp. (“Panorama”). On June 16, 2006, the Company consummated a share exchange with Lucas Energy Resources, Inc. (“Lucas Resources”), a privately held oil and gas company, which held oil and gas lease acreage and producing reserves in Texas.  The share exchange was made pursuant to a May 19, 2006 Acquisition and Exchange Agreement whereby the shareholders of Lucas Resources assumed control of and responsibilities for the Company’s activities.  In conjunction with the share exchange, the name of Panorama was changed to Lucas Energy, Inc. (“Lucas”).

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Lucas' consolidated financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, as well as the cost and timing of its asset retirement obligations.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject Lucas to concentration of credit risk consist of cash and accounts receivable.  Cash balances exceeded FDIC insurance protection levels by approximately $1,182,000 at September 30, 2010, and at certain points throughout the year, subjecting Lucas to risk related to the uninsured balance. Lucas’ deposits are held at large established bank institutions and it believes that the risk of loss associated with these uninsured balances is remote.

Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers and working interest owners. As of September 30, 2010, no allowance for doubtful accounts has been recorded.

Sales to one customer comprised 92% of Lucas’ total revenues for the three and six months ended September 30, 2010 and 90% for the fiscal year ended March 31, 2010. Lucas believes that, in the event that its primary customer was unable or unwilling to continue to purchase Lucas’ production, there are a substantial number of alternative buyers for its production at comparable prices.

Marketable Securities

Lucas reports its short-term investments and other marketable securities at fair value in accordance with ASC 825 “Financial Instruments”.

Fair Value of Financial Instruments

As of September 30, 2010, the fair value of cash, accounts receivable and accounts payable approximate carrying values because of the short-term maturity of these instruments.

Oil and Gas Properties, Full Cost Method

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs on a country-by-country basis. Sales of oil and gas properties or interests therein are credited against capitalized costs in the full cost pool. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Lucas assesses overall values of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred.  Impairment of unproved properties is assessed based on management's intention with regard to future development of individually significant properties and the ability of Lucas to obtain funds to finance their programs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Costs of oil and gas properties are amortized using the units of production method.  Amortization expense calculated per unit of production amounted to $25.46 per barrel of oil equivalent (“BOE”) for the six months ended September 30, 2010.

Ceiling Test

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  As of September 30, 2010, no impairment of oil and gas properties was recorded.

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

Lucas has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2010.  The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as interest expense.

Earnings per Share of Common Stock

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year.  Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased.  Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.  On September 30, 2010 all options and warrants were anti-dilutive and are therefore excluded from the calculation of the basic and diluted net income (loss) earnings per share.

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

NOTE 4 - MARKETABLE SECURITIES AND NOTE RECEIVABLE

At September 30, 2010, Lucas held 3,300,000 shares of Bonanza common stock.  During the six months ended September 30, 2010, pursuant to mark-to-market accounting, Lucas reported a non-cash unrealized loss on Bonanza common shares of $21,450.  The shares of common stock held in Bonanza were recorded at zero value at September 30, 2010.

During the three months ended September 30, 2010, Lucas advanced $30,000 to a working interest partner under a secured promissory note. The note is due on demand, it carries an 8% per annum interest rate, and is secured by a lien upon the holder’s revenue and royalty interest in their oil and gas wells, including but not limited to the Arco Fee A-418 Unit  No. 1-H, located in Sabine County, Texas.

NOTE 5 – OIL AND GAS PROPERTIES

Hilcorp Energy I, L.P. Purchase and Sale Agreement dated April 1, 2010

On April 1, 2010, Lucas entered into a purchase and sale agreement with HilCorp Energy I, L.P. (“HilCorp”) for the development of Lucas’ Eagle Ford Shale properties located in Gonzales County, Texas.  The agreement provides for HilCorp to acquire an undivided eighty-five (85%) working interest in the “deep rights” held by Lucas in Gonzales County, Texas.  On May 5, 2010, Lucas and HilCorp held the first closing with total gross proceeds to Lucas of $7,520,560.  The second and third closings occurred on June 28, 2010 and August 31, 2010, with total gross proceeds to Lucas of $1,381,270 and $1,307,990, respectively, for total gross proceeds to date of $10,209,820. Net proceeds to Lucas for the three closings were $8,921,615, after distribution to Lucas’ working interest participants and expenses.

A portion of the proceeds from the May 5, 2010 closing was used to terminate and fully repay the Amegy Bank Credit Facility. After repayment, Amegy released all of its liens and security interests in Lucas’ oil and gas properties.

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

Acquisition of Oil and Gas Properties

During the six months ended September 30, 2010, Lucas' capital expenditures are as follows:

Acquisition costs	(1)	$3,921,943
Drilling completion and equipment costs		3,130,793
Capital expenditure costs		$7,052,736

(1)	Total acquisition cost for lease acreage, wellbores, and associated equipment purchased.

LEI 2009-II Capital Program

Lucas began the LEI 2009-II capital program in July 2009.  There are two working interest participants in the program.  One participant holds an eighty percent (80%) working interest (before payout) in the six well program and bears eighty percent (80%) of the capital costs expended in the program.  The amount paid by the participant to Lucas for its interest in the six wells was reflected by Lucas as a reduction to the full cost pool with no gain or loss reported on the sale. A second participant holds a ten percent (10%) working interest.  Lucas retained a ten percent (10%) working interest in the program prior to payout, and has an additional ten percent (10%) “back in” after payout to the 80% working interest participant (or a total 20% working interest, after payout).  Lucas is the operator of all wells in the program, and five wells are located in Gonzales County, Texas while the sixth well is located in Wilson County, Texas. Commercial sales of crude oil production have occurred from six wells in the program.

LEI 2009-III Capital Program

The LEI 2009-III capital program is comprised of seven wells located in the Gonzales, Wilson and Karnes counties, Texas.  The principal working interest participant in the LEI 2009-II capital program is the same participant in the LEI 2009-III program, and is responsible for paying eighty percent (80%) of the capital costs to earn a seventy percent (70%) working interest in the wells. The amount paid to Lucas for the interests acquired was reflected as a reduction to the full cost pool with no gain or loss recorded by Lucas on the sale. Commercial sales of crude oil production have occurred from five wells in the program through September 30, 2010. Funds received by Lucas pursuant to cash calls to the working interest participant in excess of funds expended in the capital program are reflected in Lucas’ financial statement as a current liability – “Advances from working interest owners”.

Acquisition of Oil and Gas Properties from El Tex Petroleum

Lucas acquired approximately 2,771 gross acres (approximately 2,078 net acres) located in Wilson County, Texas from El Tex Petroleum, LLC (“El Tex”).  The leases have eight shut-in or plugged wellbores that the Company believes are good candidates for restoration and revitalization procedures.  The leasehold, wellbore and surface equipment acquisition price totaled approximately $1 million comprised of $490,000 of Lucas common stock valued at $0.77 per share, the assumption of $500,000 in debt plus accrued interest; and the payment of $68,000 in cash.

One director of Lucas holds an approximate 25.2% interest in El Tex while a second Lucas director holds an indirect beneficial ownership interest of approximately 18.8% in El Tex.  Pursuant to NYSE Amex exchange rules, Company shareholders were required to approve the issuance of shares of common stock to El Tex due to the directors holding in the aggregate more than a five percent indirect interest in the assets being acquired by Lucas from El Tex.  Additionally, the note holder of the debt assumed by Lucas is a director of Lucas. The note holder subsequently agreed to convert the debt plus accrued interest into shares of Lucas common stock. Pursuant to NYSE Amex exchange rules, Company shareholders were also required to approve the conversion of the debt and the related issuance of common stock to the director.

At the Lucas shareholder meeting held on March 30, 2010, the Lucas shareholders approved the issuance of the shares to El Tex and the issuance of shares to the Company director for the conversion of debt plus accrued interest assumed by Lucas.  NYSE Amex approved the listing application for the shares to be issued and, on May 25, 2010, Lucas issued 637,887 shares of common stock to El Tex and 683,686 shares of common stock for the note conversion. The stock was issued at $0.77 per share, which was the fair value of the shares at the effective date in September 2009.

Wells acquired by Lucas from El Tex are included in the LEI 2009-II and LEI 2009-III capital programs.

Purchase of Working Interest

On September 7, 2010, Lucas purchased a 10% working interest in oil and gas properties from Mr. Stephan Vogt, a private individual, for $200,000 payable in Lucas common stock.   At September 30, 2010 Mr. Vogt is due 131,579 shares of Lucas common stock valued at $1.52 per share, the quoted stock price on the date of the transaction. Also, effective with the date of the agreement, Lucas agreed to pay Mr. Vogt 10% of the net profits from any wells in the LEI 2009-II and LEI 2009-III JV programs for as long as the partners hold working interests in any of the wells in the programs.

NOTE 6 - REVOLVING LINE OF CREDIT AND LETTER OF CREDIT FACILITY

On October 8, 2008, Lucas entered into a three-year Revolving Line of Credit and Letter of Credit Facility with Amegy Bank (the “Credit Facility”). At the closing of the Credit Facility in October 2008, Lucas had a lending commitment and borrowing capacity of $3 million.

On May 5, 2010, Lucas terminated the Credit Facility and paid off the outstanding balance.  As a result, Amegy released all liens and security interests securing the Lucas’ obligations under the Credit Facility and Lucas recorded the remaining unamortized deferred financing costs totaling $250,921 as interest expense.

NOTE 7 – EQUITY

On March 26, 2010, Lucas entered into a Placement Agent Agreement with WR Hambrecht + Co., under which Lucas may issue and sell up to 4 million shares of common stock from time to time in an at-the-market (“ATM”) public equity offering program.  Under the ATM offering, Lucas sold a total of 778,170 newly issued shares during the period April 12, 2010 through May 6, 2010 with gross and net proceeds of $1,381,103 and $1,224,900, respectively. The ATM was terminated September 28, 2010.

On April 29, 2010, a warrant holder exercised warrants to purchase 25,000 shares of common stock at $1.00 per share.  The warrant was originally issued to the warrant holder in connection with the purchase of units in a private equity placement in September 2009.

During the six months ending September 30, 2010, Lucas issued 11,000 shares of common stock valued at $21,290 to its CFO as part of his compensation arrangement with the Company.

During the six months ending September 30, 2010, Lucas issued 39,502 shares of common stock valued at $38,757 to a consultant in connection with the acquisition of oil and gas properties.

On August 19, 2010, the Company issued 5,000 shares of common stock to two employees as compensation for their services. The shares were issued at the grant date fair value which totaled $8,350, or $1.67 per common share.

On August 24, 2010, the Company issued 51,470 shares of common stock to two individuals in connection with the acquisition of oil and gas properties. The shares were issued at the grant date fair value which totaled $78,750, or $1.52 per common share.

NOTE 8 – OPTIONS AND WARRANTS

Summary information regarding options and warrants are as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2010	200,000	$2.60	3,360,549	$8.00
Options and warrants issued	-	-	-	-
Warrants exercised	-	-	(25,000)	1.00
Outstanding at September 30, 2010	200,000	$2.60	3,335,549	$7.32

Options and warrants outstanding and exercisable as of September 30, 2010:

Exercise Price	Remaining Life	Options Outstanding	Options Exercisable	Warrants Outstanding	Warrants Exercisable

$8.00	.10 Years	-	-	3,010,549	3,010,549
$2.60	.14 Years	200,000	200,000	-	-
$1.00	2.14 Years	-	-	325,000	325,000
Total		200,000	200,000	3,335,549	3,335,549

All options are vested, and all options and warrants are exercisable.  Warrants to purchase 325,000 shares of common stock at $1.00 per share had an intrinsic value of $214,500 at September 30, 2010.  Neither the outstanding options nor the warrants to purchase shares of common stock at $8.00 per share had intrinsic value at September 30, 2010.

NOTE 9 – SUBSEQUENT EVENTS

Resignation of CFO
On October 7, 2010 Mr. Donald Sytsma resigned his position as CFO and Corporate Secretary of Lucas. The position was filled by Mr. John O’Keefe under a service agreement with Tatum LLC and he became the CFO, Treasurer and Corporate Secretary of Lucas Energy, Inc. Mr. Sytsma was awarded 30,000 restricted shares valued at $61,800 and severance pay of $33,000 both of which are payable over 90 days.

Director compensation
On October 7, 2010, the Lucas Board of Directors granted to each Director of Lucas for services 12,000 shares of common stock valued at $24,700 and of options to purchase 24,000 shares of common stock under Lucas’ 2010 Long Term Incentive Plan.  The options have an exercise price of $2.00 per share and vest 1/4th per quarter beginning April 1, 2010 provided individuals remain as Directors of Lucas.

Officer compensation
On October 7, 2010, Lucas’ Board of Directors granted the issuance of 17,500 shares of common stock valued at $36,050 to William A. Sawyer, the Company’s CEO and director, for services and approved the additional issuance of 17,500 shares of common stock upon the achievement of a net production average over 10,000 barrels of oil per month for a period of six months under the Plan.

Management evaluated subsequent events through the date at which the financial statements were issued. Management determined that, except as disclosed herein, no such events have occurred that would require adjustment to or disclosure in the financial statements.

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

NATURE OF OPERATIONS

General

Lucas Energy, Inc.is an independent oil and gas company based in Houston, Texas with approximately 12,500 gross acres (8,940 acres net) of oil and gas leases in South Texas primarily in Gonzales County and Wilson County, Texas.  We hold oil and gas interests in the Austin Chalk formation (proved and producing), Buda formation (proved and producing), and Eagle Ford Shale formation (proved undeveloped).  We focus on building, revitalizing and developing a portfolio of oil and gas properties by acquiring what we believe are undervalued and underperforming oil and gas assets for which we believe we can increase production.

We operate forty-nine producing wells that produced an average of 194 gross and 114 net barrels of oil per day (“BOPD”) during the six months ended September 30, 2010. In total, we hold interests in fifty two producing, shut-in, and previously plugged and abandoned wellbores.   We operate all of our oil and gas properties with the exception of one property located in Sabine County, Texas.

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

Our revitalization process is directed toward bringing wells back into production or enhancing production through proven practices used in the oil and gas industry.  Our revitalization procedures used on acquired wells include the installation of better equipment on the well; cleaning out the well with open ended tubing, tubing with a bit, or tubing with a mule shoe; treating the well with acid, soapy water, or other proprietary chemicals sourced from third parties; re-entry of a plugged and abandoned well; and drilling of a new lateral extension on an existing well.  Our well revitalization program enables us to generate short-term cash and to hold leases for additional future development.  Additionally we have conducted reservoir engineering studies on a program to drill new laterals from existing well-bores or offset locations that we have already leased.  The purpose of these laterals is to provide increased aerial access to the formation in order to increase the flow rate and to recover additional oil and gas reserves not recoverable from the existing vertical (straight) holes.

Our primary focus is to grow our portfolio and profitability of oil and gas properties. Our primary revenues are derived from the sale of the oil that we produce from our wells.  We derive ancillary revenue from associated natural gas produced in connection with production from our oil wells.  Our assets deplete as our reserves are produced. Our business is capital intensive requiring substantial funding to make property acquisitions, drill and complete wells, and conduct well revitalizations in order for us to maintain and increase our reserve base.  Our primary recurring costs are expenses associated with lease operations and with operating the Company.

RESERVES

Our proved and probable reserves and the standardized measure of discounted future net cash flows of our interests in proved oil and gas reserves as set forth in our Annual Report on Form 10-K for our fiscal year ended March 31, 2010 are:

Proved Reserves	Oil (Bbls)	Natural Gas (MCF)	Discounted Future Net Cash Flow (at 10% per year)

Developed Producing	73,010	11,760	$1,614,720
Developed Non Producing	63,540	19,410	2,549,300
Undeveloped	1,833,680	-	43,354,360
Total, before income taxes	1,970,230	31,170	$47,518,380
Less: Estimated income taxes on future net cash flows (discounted at 10% per year)	n/a	n/a	$(8,311,887)
Total, March 31, 2010	1,970,230	31,170	$39,206,493

Probable Reserves	Oil (Bbls)	Natural Gas (MCF)	Discounted Future Net Cash Flow (at 10% per year)

Undeveloped, at March 31, 2010	680,770	-	$4,464,910

RESULTS OF OPERATIONS

The following table sets forth the revenue and production data for continuing operations for the three months ended September 30, 2010 and 2009.

	For the Three Months Ended September 30,		Amount Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
OIL AND GAS REVENUES	$938,590	$414,218	$524,372	127%

PRODUCTION SALES:
Oil (barrels)	12,991	6,382	6,609	104%
Natural gas (thousand cubic feet)	580	1,286	(706)	-55%
Total (barrels oil equivalent)	13,088	6,596	6,492	98%

Oil (barrels per day)	141	70	73	104%
Natural gas (thousand cubic feet per day)	6	14	(8)	-55%
Total (barrels oil equivalent per day)	142	72	71	98%

AVERAGE SALES PRICES:
Oil (per barrel)	$72.12	$64.41	$7.71	12%
Natural gas (per thousand cubic feet)	$3.00	$2.49	$0.51	20%

Lease operating expenses	309,090	134,811	174,279	129%
Severance and property taxes	50,473	15,706	34,767	221%
Depreciation, depletion, and amortization	352,183	141,056	211,127	150%
General and administrative	763,781	264,128	499,653	189%

Total Expenses	1,475,527	555,701	919,826	166%

LOSS FROM OPERATIONS	(536,937)	(141,483)	(395,454)	280%

OTHER INCOME (EXPENSES)
Unrealized (loss) gain on investments	(6,600)	(242,000)	(235,400)	-97%
Realized loss on investments	(1,210)	1,296	(2,506)	-193%
Interest expense	-	(102,873)	102,873	-100%
Total Other Income (Expenses)	(7,810)	(343,577)	335,767	-98%

NET LOSS BEFORE INCOME TAXES	(544,747)	(485,060)	(59,687)	12%

INCOME TAX (BENEFIT) EXPENSE	-	-	-	0%
NET LOSS	$(544,747)	$(485,060)	$(59,687)	12%

Oil and Gas Revenue

The $524,372 increase in our oil and gas revenues for the current quarter was primarily attributable to an increase of 6,609 barrels (104%) in oil production sold along with an increase of $7.71 per barrel (12%) in the price realized for oil sales compared to the prior year quarter. The increase in oil volumes is due to production from seven newly acquired wells along with production from eight successfully completed wells during the six months ended September 30, 2010.

Lease Operating Expenses

Lease operating expenses increased $174,279 for the current quarter  as compared to the prior year period principally due to higher work-over and treatment costs along with higher fuel and water hauling costs resulting from increased production from newly acquired and successfully completed wells.

General and Administrative Expenses

General and administrative expenses totaled $763,781 for the current quarter as compared to $264,128 for the prior year’s quarter.  The increase of $499,653 for the current quarter from the prior year’s quarter is due to an increase in compensation for employees and contractors as well as administrative costs arising from the continued ramp up of our drilling and development initiatives; fees for services and expenses incurred in connection with our investor awareness program; and public company costs for professional, legal, reserve engineering and stock exchange fees.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A increased $211,127 primarily due to an increase in production for the current quarter ended September 30, 2010 totaling 6,492 barrels of oil equivalent in excess of the prior year period.

Unrealized and Realized Losses

The unrealized loss on marketable securities for the current quarter  totaling $6,600 is due to the mark-to-market adjustment to 3.3 million shares of common stock held by the Company in Bonanza Oil and Gas, Inc (“BGOI”) , which have been written down to zero value. For the prior year’s quarter, the Company reported an unrealized mark-to-market loss on BGOI shares of $242,000.

Interest Expense

On May 5, 2010, we repaid the outstanding balance and terminated the Amegy Credit Facility.  Interest expense decreased by $102,873 during the current quarter as compared to the prior year’s quarter due to our expensing of the remaining unamortized balance of deferred financing costs originally incurred in creating the Credit Facility.

Income Tax Expense

Income tax expense was zero for the current quarter and for the prior year’s quarter.  The tax benefits from operating losses for the current period and the prior year period have been fully reserved in our valuation allowance due to uncertainty whether some portion or all of the deferred tax asset arising from the operating losses may or may not be realized in the future. The Company determined that an adjustment to the valuation allowance resulting from the anticipated utilization of net operating tax loss carry-forwards for the sale of the oil and gas property “deep rights” to HilCorp is not significant.

Net Loss

The $59,687 increase in the net loss between the current quarter and the prior year period is attributable to an increase in general and administrative expenses; the write off of the Bonanza shares; partially offset by the increase in revenues between the periods for higher production volumes and prices realized on the sale of production.

The following table sets forth the revenue and production data for continuing operations for the six months ended September 30, 2010 and 2009.

	For the Six Months Ended September 30,		Amount Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
OIL AND GAS REVENUES	$1,516,130	$855,682	$660,448	77%

PRODUCTION SALES:
Oil (barrels)	20,876	14,348	6,528	45%
Natural gas (thousand cubic feet)	580	4,951	(4,371)	-88%
Total (barrels oil equivalent)	20,973	15,173	5,800	38%

Oil (barrels per day)	114	78	36	45%
Natural gas (thousand cubic feet per day)	3	27	(24)	-88%
Total (barrels oil equivalent per day)	115	83	32	38%

AVERAGE SALES PRICES:
Oil (per barrel)	$72.54	$58.74	$13.80	23%
Natural gas (per thousand cubic feet)	$3.00	$2.61	$0.39	15%

Lease operating expenses	619,197	442,007	177,190	40%
Severance and property taxes	88,774	34,855	53,919	155%
Depreciation, depletion, and amortization	564,292	325,682	238,610	73%
General and administrative	1,358,197	633,109	725,088	115%

Total Expenses	2,630,460	1,435,653	1,194,807	83%

LOSS FROM OPERATIONS	(1,114,330)	(579,971)	(534,359)	92%

OTHER INCOME (EXPENSES)
Unrealized (loss) gain on investments	(21,450)	(21,556)	106	0%
Realized loss on investments	(1,210)	(28,785)	27,575	-96%
Interest expense	(261,212)	(163,474)	(97,738)	60%
Total Other Income (Expenses)	(283,872)	(213,815)	(70,057)	33%

NET LOSS BEFORE INCOME TAXES	(1,398,202)	(793,786)	(604,416)	76%

INCOME TAX (BENEFIT) EXPENSE	-	-	-	0%
NET LOSS	$(1,398,202)	$(793,786)	$(604,416)	76%

Oil and Gas Revenue

The $660,448 increase in our oil and gas revenues during the six months ended September 30, 2010 was primarily attributable to an increase of 6,528 barrels (45%) in oil production sold along with an increase of $13.80 per barrel (23%) in the price realized for oil sales compared to the six months ended September 30, 2009. The increase in oil volumes is due to production from seven newly acquired wells along with production from eight successfully completed wells.

Lease Operating Expenses

Lease operating expenses increased $177,190 during the six months ended September 30, 2010 as compared to the prior year period principally due to increased production resulting in higher work-over and treatment costs along with higher fuel and water hauling costs resulting from newly acquired and successfully completed wells.

General and Administrative Expenses

General and administrative expenses totaled $1,358,197 for the six month period ended September 30, 2010 as compared to $633,109 for the prior year period.  The increase of $725,088 for the current year period from the prior year is due to an increase in labor (compensation and contract employees) and administrative costs arising from the continued ramp up of our drilling and development programs; fees for services and expenses incurred in connection with our investor awareness program; and public company costs for professional, legal, reserve engineering and stock exchange fees.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A increased $238,610 primarily due to an increase in production for the six month period ended September 30, 2010 totaling 5,800 barrels of oil equivalent in excess of  the prior year period.

Unrealized and Realized Losses

The unrealized loss on investments for the six months ended September 30, 2010 totaling $21,450 and is due to the mark- to-market adjustment to 3.3 million shares of common stock held by the Company in Bonanza Oil and Gas, Inc (“BGOI”) which have been written down to zero value.  For the six month period ended September 30, 2009, the Company reported an unrealized mark-to-market loss on BGOI shares of $21,556 and a realized loss of $28,785 on BGOI shares sold during the prior year period.

Interest Expense

On May 5, 2010 we paid off the outstanding balance and terminated the Amegy Credit Facility.  Interest expense increased by $97,738 during the current year period as compared to the prior year period due to our expensing of the remaining unamortized balance of deferred financing costs originally incurred in creating the Credit Facility.

Income Tax Expense

Income tax expense was zero for the current period and for the same six month period of the prior year.  The tax benefits from operating losses for the current period and the prior year period have been fully reserved in our valuation allowance due to uncertainty whether some portion of or all of the deferred tax asset arising from the operating losses may or may not be realized in the future. The Company determined that an adjustment to the valuation allowance resulting from the anticipated utilization of net operating tax loss carry-forwards for the sale of the oil and gas property “deep rights” to HilCorp is not significant.

Net Loss

The $604,416 increase in the net loss between the current year period and the prior year period is attributable to  an increase in general and administrative expenses; an increase in Lease operating and depletion expenses; the write off the remaining unamortized balance of deferred financing costs associated with the repayment of the Amegy Credit Facility; offset by the increase in revenues between the periods for higher production volumes and prices realized on the sale of production.

Liquidity and Capital Resources

Between September 30, 2010 and the end of our prior fiscal year, we had a decrease in cash of $378,073 with total cash of $1,444,707 at September 30, 2010. Our working capital deficit at September 30, 2010 totaled $1,275,637 as compared to $4,149,300 at March 31, 2010.  On May 5, 2010, we utilized proceeds from the first close on the HilCorp purchase of an undivided 85% in our “deep rights” in Gonzales County, Texas to  repay the outstanding principal balance with Amegy.   Total proceeds to date from the “deep rights” sale to HilCorp are $10,209,820, and the net proceeds to Lucas totals $9,039,364.  A portion of the proceeds from the first HilCorp closing on May 5, 2010 (See Note 5 – “Acquisition of Oil and Gas Properties”) were used to fund purchases of additional oil and gas properties. A portion of the acreage acquired in Gonzales County, Texas was subsequently sold to HilCorp in connection with the transactions on June 28, 2010 and August 31, 2010.

During the six months ended September 30, 2010, we raised approximately $1.2 million, net to Lucas through an “at-the-market” (“ATM”) public equity offering in which we sold 778,170 newly issued shares of common stock from our effective S-3 shelf registration statement; approximately $9 million net to us under the “deep rights” sale of oil and gas properties in Gonzales County to HilCorp;  and approximately $0.44 million through our working interest partner’s “buy-in” to the LEI 2009-III capital program.  During the six month period we expended approximately $6.7 million for the purchases of oil and gas properties and capital expenditures on existing oil and gas properties; approximately $2.2 million to repay the outstanding principal balance on the Amegy Credit Facility; and $0.3 million for fund our operating, administrative and business development activities.

 We anticipate that cash flows from operating activities; cash on hand at September 30, 2010; equity placements under our S-3 shelf registration through an ATM public offering(s) or registered direct placement(s); and/or other debt or equity placements will be sufficient to fund our operating and administrative requirements for the next twelve month period. Additionally, we expect to fund our oil and gas capital expenditure requirements through a combination of sales of additional properties; joint venture arrangements, working interest participants’ buy-in to existing wells and programs, and other sources of capital such as private equity and debt placements, public offerings, and traditional reserve-based financing and credit facilities.

We currently have no definitive agreements or arrangements for additional funding, and financings could result in significant dilution to our shareholders or not be available on acceptable terms in the time frame necessary, or may not be available or acceptable to us at all.

Cash flow from operating activities

For the six months ended September 30, 2010, net cash used in operating activities was $430,975 compared to net cash used in operating activities of $164,514 for the six months ended September 30, 2009.  The $266,461 increase in net cash used in operating activities is primarily due to the increase in net loss for the current period.

Cash flow from investing activities

For the six months ended September 30, 2010, net cash provided by investing activities was $2,603,619 compared to net cash provided by investing activities for the prior year period of $537,089.  Cash from investing activities increased during the six months ended September 30, 2010 as a result of our sale of an undivided 85% interest in our “deep rights” located in Gonzales County, Texas less the purchase of oil and gas properties and capital expended on existing oil and gas properties.

Cash flow from financing activities

For the six months ended September 30, 2010, net cash flow used in financing activities was $2,550,717 comprised of the repayment of the outstanding principal on the Amegy Credit Facility of $2,150,000 and reduction in advances from working interest owners of $1,770,528, offset by net proceeds from the sale of common stock of $1,369,811 off-set by deferred offering costs of $119,912.   During the prior year six month period, cash provided by financing activities was $685,488, which were funds used to repay $150,000 on the Amegy Credit Facility partially funded through the sale of common stock in an equity private placement, less an increase in advances from working interest owners of $728,904.

Hedging

We did not hedge any of our oil or natural gas production during the current year or prior year periods.

Contractual Commitments

None.

Off-Balance Sheet Arrangements

None.

Related Party Transactions

As discussed under the “Nature of Operations – Acquisition of Oil and Gas Properties Located in Wilson County, Texas ” one Lucas board of director member (J. Fred Hofheinz) holds an approximate 25.2% interest in El Tex Petroleum, LLC (the “El Tex”) while a second Lucas board of director member (W. Andrew Krusen, Jr.) holds an indirect beneficial ownership interest in the Seller of approximately 18.8%.  We entered into an agreement to acquire approximately 2,771 gross oil and gas lease acreage (approx. 2,078 net to our interest) located in Wilson County, Texas.  The leasehold, wellbore and surface equipment acquisition price totals approximately $1.0 million with approximately $490,000 of the consideration comprised from the issuance of Lucas common stock to El Tex (specifically 637,887 shares of common stock at $0.77 per share), assumption of $500,000 in debt and $68,000 in cash.  Pursuant to NYSE Amex exchange rules, issuance of shares of common stock in connection with the acquisition of the oil and gas properties from El Tex requires shareholders’ approval.   Lucas shareholders approved the share issuance in the annual shareholder meeting held on March 30, 2010.  Upon exchange approval of the listing application for the shares to be issued, the shares of common stock were issued on May 25, 2010.

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

The risk factors disclosed in this section and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 24, 2010, Lucas issued 24,123 shares of common stock valued at $26,717 to a consultant in connection with capital raising services. The shares were issued to accredited investors pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) and Regulation D under the Securities Act.

On August 24, 2010, the Company issued 51,470 shares of common stock to two individuals as compensation for their assistance in Lucas acquiring certain oil and gas properties. The shares were issued at the grant date fair value which totaled $78,750, or $1.52 per common share. The shares were issued to accredited investors pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) and Regulation D under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEMS 4.  (REMOVED AND RESERVED).

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
10.3
Stock Purchase Agreement between Lucas Energy, Inc. and The Delphic Oil Co., LLC, dated December 20, 2006 (incorporated by reference to the Form 8-K dated December 20, 2006 filed with the SEC on December 21, 2009 as Exhibit 10.1)

10.4
Oil, Gas and Mineral Lease between Lucas Energy, Inc. and Griffin, filed of record on February 23, 2007 (incorporated by reference to the Form 8-K dated February 24, 2007 filed with the SEC on March 1, 2007 as Exhibit 10.4)

10.5
Employment Agreement between Lucas Energy, Inc. and James J. Cerna, dated March 20, 2007 (incorporated by reference to the Company Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007 filed with the SEC on June 29, 2007, Exhibit 10.5)

10.6
Employment Agreement between Lucas Energy, Inc. and William A. Sawyer, dated March 20, 2007 (incorporated by reference to the Company Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007 filed with the SEC on June29, 2007, Exhibit 10.6)

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

Signature	Title	Date

/s/ William A. Sawyer William A. Sawyer	President and C.E.O. (Principal Executive Officer)	November 15, 2010

/s/ John O’Keefe John O’Keefe	Chief Financial Officer and Accounting Officer (Principal Financial Officer)	November 15, 2010