Form 10-Q
period 2010-12-31
LUCAS ENERGY, INC.
filed 2011-02-14
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-32508

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

Class	Outstanding as of February 14, 2011
Common Stock, par value $0.001 per share	16,609,074

LUCAS ENERGY, INC.
FORM 10-Q
For the Quarterly Period Ended December 31, 2010

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
LUCAS ENERGY, INC.
Consolidated Balance Sheets (Unaudited)
	December 31, 2010	March 31, 2010
CURRENT ASSETS
Cash	$5,907,438	$1,822,780
Marketable securities	-	21,450
Accounts receivable-oil and gas sales	335,997	198,083
Accounts receivable-working interest owners	33,828	46,081
Note receivable	50,000	-
Deferred financing costs, net of amortization of $ 0 and $170,830, respectively	-	250,921
Deferred offering costs	-	119,912
Other current assets	90,315	43,769
TOTAL CURRENT ASSETS	6,417,578	2,502,996

OIL AND GAS PROPERTIES, FULL COST METHOD
Properties not subject to amortization	621,085	-
Properties subject to amortization	22,191,490	24,699,722
Accumulated depletion, depreciation and amortization	(3,272,295)	(2,482,433)
OIL AND GAS PROPERTIES, NET	19,540,280	22,217,289

Property, plant and equipment, net of accumulated depreciation of $36,918 and $15,062, respectively	51,842	20,907
Deposit for acquisition of oil and gas properties	500,000	-
Other assets	64,327	57,515
TOTAL ASSETS	$26,574,027	$24,798,707

CURRENT LIABILITIES
Accounts payable – trade	$1,552,050	$1,391,446
Accrued expenses	97,118	65,541
Advances from working interest owners	736,568	3,045,292
Deferred payment on property acquisitions	838,075	-
Borrowings on credit facility, current portion	-	2,150,000
TOTAL CURRENT LIABILITIES	3,223,811	6,652,279

NON-CURRENT LIABILITIES
Asset retirement obligations	388,582	327,412
TOTAL LIABILITIES	3,612,393	6,979,691

STOCKHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized of $0.001 par value, no shares
issued and outstanding	-	-
Common stock, 100,000,000 shares authorized of $0.001 par value,
16,645,974 issued and 16,609,074 outstanding shares at December 31, 2010, and
12,837,220 issued and 12,800,320 outstanding shares at March 31, 2010	16,646	12,837
Additional paid-in capital	28,308,389	20,639,247
Treasury stock, at cost 36,900 shares	(49,159)	(49,159)
Accumulated deficit	(5,314,242)	(2,783,909)
TOTAL STOCKHOLDERS’ EQUITY	22,961,634	17,819,016
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,574,027	$24,798,707

See notes to unaudited consolidated financial statements.

LUCAS ENERGY, INC.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

OIL AND GAS REVENUES	$686,593	$477,602	$2,202,723		$1,333,284

EXPENSES
Lease operating expenses	340,468	275,886	959,665		717,893
Severance and property taxes	47,584	18,443	136,358		53,298
Depreciation, depletion, amortization and accretion	265,426	147,308	829,718		472,990
General and administrative	1,165,246	407,820	2,523,443		1,040,929
Total Expenses	1,818,724	849,457	4,449,184		2,285,110

LOSS FROM OPERATIONS	(1,132,131)	(371,855)	(2,246,461)		(951,826)

OTHER INCOME (EXPENSES)
Unrealized loss on marketable securities	-	(103,200)	(21,450)		(124,756)
Realized gain (loss) on marketable securities	-	-	(1,210)		(28,785)
Interest expense	-	(62,046)	(261,212)		(225,520)
Total Other Income (Expenses)	-	(165,246)	(283,872)		(379,061)

NET LOSS BEFORE INCOME TAXES	(1,132,131)	(537,101)	(2,530,333)		(1,330,887)
INCOME TAX BENEFIT	-	-	-		-

NET LOSS	$(1,132,131)	$(537,101)	$(2,530,333)		$(1,330,887)

LOSS PER SHARE - BASIC AND DILUTED	$(0.08)	$(0.05)	$(0.19)	$	(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING – BASIC AND DILUTED	13,865,616	11,076,896	13,638,324		10,659,940

See notes to unaudited consolidated financial statements.

LUCAS ENERGY, INC.
Consolidated Statement of Stockholders' Equity
For the Nine Months Ended December 31, 2010
(Unaudited)
	Preferred Stock		Common Stock				Accumulated Deficit	Total

	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid- In Capital
Balance, March 31, 2010	-	$-	12,837,220	$12,837	$(49,159)	$20,639,247	$(2,783,909)	$17,819,016

Common shares issued for:
Cash, net of offering costs	-	-	3,308,676	3,308	-	6,691,742	-	6,695,050
Warrants	-	-	45,000	45	-	44,955	-	45,000
Services	-	-	232,527	233	-	450,590	-	450,823
Oil and gas properties	-	-	222,551	223	-	317,283	-	317,506

Amortization of stock options	-	-	-	-	-	164,572	-	164,572
Net loss	-	-	-	-	-	-	(2,530,333)	(2,530,333)
Balance, December 31, 2010	-	$-	16,645,974	$16,646	$(49,159)	$28,308,389	$(5,314,242)	$22,961,634

See notes to unaudited consolidated financial statements.

LUCAS ENERGY, INC.
Consolidated Statements of Cash Flows (Unaudited)
	For the Nine Months Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,530,333)	$(1,330,887)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	829,718	472,990
Amortization of deferred financing costs	250,921	89,147
Unrealized loss on marketable securities	21,450	124,756
Realized loss on marketable securities	1,210	28,785
Stock issued for services	450,823	81,183
Amortization of stock options	164,572	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(125,660)	(73,854)
(Increase) decrease in advances to drilling program	-	(204,316)
(Increase) decrease in other current assets	(46,546)	25,186
Increase (decrease) in accounts payable and accrued expense	192,180	640,843
Net Cash Used in Operating Activities	(791,665)	(146,167)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of oil and gas properties	11,973,620	1,085,136
Purchase of oil and gas properties and equipment	(8,887,722)	(1,160,456)
Deposit for acquisition of oil and gas properties	(500,000)	-
Purchases of property, plant and equipment	(52,791)	(6,198)
Investment in marketable securities	(6,045)	-
Issuance of note receivable	(50,000)	-
Proceeds from sale of marketable securities	4,835	92,495
Purchase of other assets	(6,812)	-
Net Cash Provided by Investing Activities	2,475,085	10,977

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	6,859,962	277,500
Advances from working interest owners	(2,308,724)	346,945
Cash paid for deferred financing costs	-	(6,000)
Cash paid for deferred offering costs	-	(64,641)
Principal payments on credit facility	(2,150,000)	(350,000)
Net Cash Provided by Financing Activities	2,401,238	203,804

NET INCREASE IN CASH	4,084,658	68,014
CASH AT BEGINNING OF PERIOD	1,822,780	136,841

CASH AT END OF PERIOD	$5,907,438	$205,455

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$10,291	$134,325
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred payment on property acquisition	$838,075	$-
Stock issued to acquire oil and gas properties	$317,506	$279,836
Deferred offering costs applied to sale of common stock	$119,912	$-
Increase in asset retirement obligations	$43,170	$17,325
Receivable extinguished for oil and gas properties	$21,947	$17,406

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

Concentration of Credit Risk

Financial instruments that potentially subject Lucas to concentration of credit risk consist of cash and accounts receivable.  Cash balances exceeded FDIC insurance protection levels by approximately $5,657,000 at December 31, 2010, and at certain points throughout the year, subjecting Lucas to risk related to the uninsured balance. Lucas’ deposits are held at large established bank institutions and it believes that the risk of loss associated with these uninsured balances is remote.

Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers and working interest owners. As of December 31, 2010, no allowance for doubtful accounts has been recorded.

Sales to one customer comprised 93% of Lucas’ total revenues for the three and nine months ended December 31, 2010.  Lucas believes that, in the event that its primary customer was unable or unwilling to continue to purchase Lucas’ production, there are a substantial number of alternative buyers for its production at comparable prices.

Marketable Securities

Lucas reports its short-term investments and other marketable securities at fair value in accordance with ASC 825 “Financial Instruments”.

Fair Value of Financial Instruments

As of December 31, 2010, the fair value of cash, accounts receivable and accounts payable approximate carrying values because of the short-term maturity of these instruments.

Oil and Gas Properties, Full Cost Method

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs on a country-by-country basis. Sales of oil and gas properties or interests therein are credited against capitalized costs in the full cost pool. Properties not subject to amortization consist of exploration and development costs, which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Lucas assesses overall values of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred.  Impairment of unproved properties is assessed based on management's intention with regard to future development of individually significant properties and the ability of Lucas to obtain funds to finance their programs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Costs of oil and gas properties are amortized using the units of production method.

Ceiling Test

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  During the nine months ended December 31, 2010 and 2009, respectively, no impairment of oil and gas properties was recorded.

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

Lucas has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2010.  The Company’s policy is to classify assessments, if any, for tax related interest and penalties as interest expense.

Earnings per Share of Common Stock

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year.  Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased.  Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.  On December 31, 2010 all options and warrants were anti-dilutive and are therefore excluded from the calculation of the basic and diluted net income (loss) earnings per share.

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

Subsequent Events

Lucas evaluated all transactions from December 31, 2010 through the financial statement issuance date for subsequent event disclosure.

NOTE 4 - MARKETABLE SECURITIES AND NOTES RECEIVABLE

At December 31, 2010, Lucas held 3,300,000 shares of Bonanza common stock recorded at zero value.  During the nine months ended December 31, 2010, pursuant to mark-to-market accounting, Lucas reported a non-cash unrealized loss on Bonanza common shares of $21,450.

During the nine months ended December 31, 2010, Lucas advanced $30,000 to a working interest partner under a secured promissory note. The note is due on demand, it carries an 8% per annum interest rate, and is secured by a lien upon the holder’s revenue and royalty interest in their oil and gas wells, including but not limited to the Arco Fee A-418 Unit  No. 1-H, located in Sabine County, Texas.   During the same period, Lucas also advanced $20,000 to Savoy Energy Corporation, which was settled subsequent to December 31, 2010.

NOTE 5 – OIL AND GAS PROPERTIES

Hilcorp Energy I, L.P. Purchase and Sale Agreement dated April 1, 2010

On April 1, 2010, Lucas entered into a purchase and sale agreement with HilCorp Energy I, L.P. (“HilCorp”) for the development of Lucas’ Eagle Ford Shale properties located in Gonzales County, Texas.  The agreement provides for HilCorp to acquire an undivided eighty-five (85%) working interest in the “deep rights” held by Lucas in Gonzales County, Texas.  On May 5, 2010, Lucas and HilCorp held the first closing with total gross proceeds to Lucas of $7,520,560.  The second and third closings occurred on June 28, 2010 and August 31, 2010, respectively, with total gross proceeds to Lucas of $1,381,270 and $1,307,990, respectively, for total gross proceeds to date of $10,209,820.  Net proceeds to Lucas for all three closings were $8,921,615, after distribution to Lucas’ working interest participants and expenses.

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

Acquisition of Oil and Gas Properties

During the nine months ended December 31, 2010, Lucas’ capital expenditures are as follows:

Acquisition costs	(1)	$4,964,053
Drilling and completion costs		3,923,669
Capital expenditures		$8,887,722

(1)	Total acquisition cost for lease acreage, wellbores, and associated equipment purchased.

LEI 2009-II Capital Program

Lucas began the LEI 2009-II capital program in July 2009.  At that time there were two working interest participants in the program.  One participant held an eighty percent (80%) working interest (before payout) in the six well program and bore eighty percent (80%) of the capital costs expended in the program.  In connection with the farm-in to the capital program, the working interest participant paid Lucas $872,100. The amount paid by the participant to Lucas for its interest in the six wells was reflected by Lucas as a reduction to the full cost pool with no gain or loss reported on the sale. A second participant held a ten percent (10%) net profits interest.  Lucas retained a ten percent (10%) working interest in the program prior to payout, and held an additional ten percent (10%) “back in” after payout to the 80% working interest participant (or a total 20% working interest, after payout).  Lucas is the operator of all wells in the program, and five wells are located in Gonzales County, Texas while the sixth well is located in Wilson County, Texas. Commercial sales of crude oil production have occurred from six wells in the program.

LEI 2009-III Capital Program

The LEI 2009-III capital program is comprised of seven wells located in Gonzales, Wilson and Karnes counties, Texas.  The principal working interest participant in the LEI 2009-II capital program was the same participant in the LEI 2009-III program, and is responsible for paying eighty percent (80%) of the capital costs to earn a seventy percent (70%) working interest in the wells.  In connection with the program wells, they paid Lucas approximately $1,170,982 for their interests. The amount paid to Lucas for the interests acquired was reflected as a reduction to the full cost pool with no gain or loss recorded on the sale. Commercial sales of crude oil production have occurred from six wells in the program through December 31, 2010. Funds received by Lucas pursuant to cash calls to the working interest participant in excess of funds expended in the capital program are reflected in Lucas’ financial statement as a current liability – “Advances from working interest owners”.

Purchase of Working Interest

On September 7, 2010, Lucas purchased a 10% working interest in oil and gas properties from a private individual for $200,000 payable in Lucas common stock.   At December 31, 2010, Lucas had issued 131,579 shares of common stock valued at $1.52 per share, the closing price on the date of the transaction. Also, effective with the date of the agreement, Lucas agreed to pay 10% of the net profits from any wells in the LEI 2009-II and LEI 2009-III JV programs for as long as the partners hold working interests in any of the wells in the programs.  As of December 31, 2010, Lucas has accrued $44,915 for the net profits interest under this agreement.

Acquisition of Oil and Gas Properties from El Tex Petroleum

During the nine months ended December 31, 2009, Lucas acquired approximately 2,771 gross acres (2,078 net) located in Wilson County, Texas from El Tex Petroleum, LLC (“El Tex”).  The leases have eight shut-in or plugged wellbores that the Company believes are good candidates for recompletion and work overs.  The leasehold, wellbore and surface equipment acquisition cost totaled approximately $1 million comprised of $490,000 of Lucas common stock valued at $0.77 per share, the assumption of $500,000 in debt plus accrued interest; and the payment of $68,000 in cash.

Since two of Lucas directors owned 25.2% and 18.8% interests in El Tex, respectively, and one of them was the holder of the note assumed, Lucas was required to seek shareholder approval under NYSE Amex rules. Both the shareholders and Amex approvals were duly received. On May 25, 2010, Lucas issued 637,887 shares of common stock to El Tex and 683,686 shares of common stock for the note conversion. The stock was issued at $0.77 per share, which was the fair value of the shares at the effective date in September 2009.  Wells acquired by Lucas from El Tex are included in the LEI 2009-II and LEI 2009-III capital programs.

Other Acquisitions and Sales of Oil and Gas

During the nine month months ended December 31, 2010, Lucas acquired interests in oil and gas properties for a purchase price of $1,738,075.  Lucas paid $900,000 of the purchase price in cash and deferred payment of $838,075 until January 6, 2011, at which time it was fully paid.

During the nine months ended December 31, 2010, Lucas sold interests in oil and gas properties to a third party.  The proceeds of the sale were $1,999,992 and were recorded as a reduction of oil and gas properties.

During the nine months ended December 31, 2010, Lucas paid a deposit of $500,000 toward the acquisition of oil and gas properties under a letter of intent to acquire up to $20,500,000 in oil and gas properties.  Subsequent to December 31, 2010, Lucas executed a letter agreement to acquire certain interests in oil and gas properties.  See subsequent events.

NOTE 6 - REVOLVING LINE OF CREDIT AND LETTER OF CREDIT FACILITY

On October 8, 2008, Lucas entered into a three-year Revolving Line of Credit and Letter of Credit Facility with Amegy Bank (the “Credit Facility”). At the closing of the Credit Facility in October 2008, Lucas had a lending commitment and borrowing capacity of $3 million.

On May 5, 2010, Lucas terminated the Credit Facility and paid off the outstanding balance.  As a result, Amegy released all liens and security interests securing Lucas’ obligations under the Credit Facility and Lucas recorded the remaining unamortized deferred financing costs totaling $250,921 as interest expense.

NOTE 7 – EQUITY

On March 26, 2010, Lucas entered into a Placement Agent Agreement with WR Hambrecht, under which Lucas may issue and sell up to 4 million shares of common stock from time to time in an at-the-market (“ATM”) public equity offering program.  Under the ATM offering, Lucas sold a total of 778,170 newly issued shares during the period April 12, 2010 through May 6, 2010 with gross proceeds of $1,381,103 (net proceeds of $1,224,900). The ATM program was terminated September 28, 2010.

During the nine months ended December 31, 2010, warrant holders exercised warrants to purchase 45,000 shares of common stock at $1.00 per share.  The warrants were originally issued to the warrant holders in connection with the purchase of units in a private equity placement in September 2009.

During the nine months ended December 31, 2010, Lucas issued 11,000 shares of common stock valued at $21,290 to its former CFO as part of his compensation arrangement with the Company and 39,502 shares of common stock valued at $38,757 to a consultant in connection with the acquisition of oil and gas properties.  In addition, the Company issued 5,000 shares of common stock to two employees as compensation for their services. The shares were issued at the grant date fair value which totaled $8,350, or $1.67 per common share. The Company also issued 51,470 shares of common stock to two individuals in connection with the acquisition of oil and gas properties. The shares were issued at the grant date fair value which totaled $78,750, or $1.52 per common share.

During the nine months ended December 31, 2010, Lucas issued 17,500 shares of common stock valued at $36,050 to its CEO as part of his compensation package; 116,027 shares of common stock as one-time compensation settlements for two ex-employees valued at $229,553; 35,000 shares of common stock to consultants in connection with services rendered valued at $56,700; and 131,579 shares of common stock valued at $200,000 in connection with the purchase of an interest in oil and gas properties. All issuances were valued at fair value on the date of grant based on the trading value of Lucas common stock.

During the nine months ended December 31, 2010, Lucas issued 12,000 shares of common stock valued at $24,720 and 24,000 options to each of the four directors as compensation under Lucas’ 2010 Long Term Incentive Plan subject to shareholder approval. The options have an exercise price of $2.07 per share and a 10 year exercise period and vest fully by March 31, 2011 provided such individuals remain as directors of Lucas.   All issuances were valued at fair value on the date of grant based on the trading value of Lucas’ common stock.  The stock options were valued using the Black Scholes model with the following weighted average assumptions used for grants; dividend yield of 0.00%; expected volatility of 115%; risk-free interest rate of 1.14% and expected term of 5.5 years. The fair value of the stock options was $164,571 and was recorded as compensation expense.

On December 30, 2010, Lucas sold an aggregate of 2,510,506 units pursuant to a Securities Purchase Agreement to institutional investors, each consisting of (a) one share of common stock; (b) one Series B Warrant to purchase one share of common stock at an exercise price of $2.86 per share and a 5.5 year exercise period ; and (c) one Series C Warrant to purchase one share of common stock at an exercise price of $2.62 per share  and a 0.6 year exercise period (each a “Unit”).  The Warrants have cashless exercise rights if the registration statement pursuant to which the Warrants were issued is not effective and available for use at the time of any proposed exercise. The Warrants also include a provision whereby the investors are not eligible to exercise any portion of the Warrants that would result in them becoming a beneficial owner of more than 9.99% of Lucas's common stock.

Each Unit had a purchase price of $2.38, and Lucas received proceeds of $5,450,000 (net of offering costs of $525,004).  The placement agent received 150,630 warrants to purchase one share of common stock with an exercise price of $2.98 and a 3 year exercise period.  The 2,510,506 Series B Warrants and the 2,510,506 Series C Warrants had relative fair values of $2,016,430 and $1,847,219, respectively.  The relative fair value of the 2,510,506 shares of common stock issued in the transaction was $1,586,352, based upon the market price on the transaction date. The fair value of the warrants was determined using the Black-Scholes option pricing model. The 150,630 placement agent warrants had a fair value of $126,062.  The Series B, Series C and placement agent warrants were valued using the Black Scholes model with the following weighted average assumptions used for grants; dividend yield of 0.00%; expected volatilities from 101% to 113%; risk-free interest rates from 0.20% to 1.14% and expected terms ranging from 0.3 to 2.0 years.

During the nine months ended December 31, 2010, Lucas also issued 17,500 performance options to its CEO.  The options vest under the stock compensation plan if net production is over an average of 10,000 barrels of oil per month for a period of six months.  The common stock has a fair value of $36,050 and was valued on the date of grant based on the trading value of Lucas’ common stock.

NOTE 8 – OPTIONS AND WARRANTS

Summary information regarding options and warrant activity during the nine months ended December 31, 2010 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2010	200,000	$2.60	3,360,549	$8.00
Options and warrants issued	96,000	2.07	5,171,642	2.75
Options and warrants expired	(200,000)	2.60	(3,010,549)	8.00
Options and warrants exercised	-	-	(45,000)	1.00
Outstanding at December 31, 2010	96,000	$2.07	5,476,642	$2.65

Options and warrants outstanding and exercisable as of December 31, 2010:

Exercise Price	Remaining Life	Options Outstanding	Options Exercisable	Warrants Outstanding	Warrants Exercisable

$2.98	3.0 Years	-	-	150,630	150,630
$2.86	5.5 Years	-	-	2,510,506	-
$2.62	0.6 Years	-	-	2,510,506	-
$2.07	9.8 Years	96,000	-	-	-
$1.00	1.7 Years	-	-	305,000	305,000
Total		96,000	-	5,476,642	455,630

All options are vested, and exercisable.  Warrants to purchase 305,000 shares of common stock at $1.00 per share had an intrinsic value of $405,650 and options to purchase 96,000 shares of common stock at $2.07 per share had an intrinsic value of $24,960 at December 31, 2010.

NOTE 9 – SUBSEQUENT EVENTS

At Lucas’ 2011 Annual Meeting held on January 10, 2011, the shareholders of Lucas approved the filing of a Certificate of Amendment to Lucas’ Articles of Incorporation with the Secretary of State of Nevada, to provide for 10,000,000 shares of preferred stock, $0.001 par value per share and provide Lucas’ Board of Directors the authority in their sole discretion, to designate such series of preferred stock with such powers, preferences, rights, privileges, terms and conditions as they may determine in the future.

On January 20, 2011 and effective as of the same date, Lucas entered into a Letter Agreement with Nacogdoches Oil and Gas, Inc. (“NOG” and the “Letter Agreement”).  Pursuant to the Letter Agreement, Lucas purchased an undivided 7.56% interest in certain oil and gas properties and leases owned by NOG in McKinley County, New Mexico (the “Interests”) for consideration of $2,000,000.   Included in the purchase were rights under four leases in the Hospah Sand Unit and Santa Fe Railroad Leases and four leases in the South Hospah Unit located in McKinley County, New Mexico.  The Letter Agreement and the purchase of the Interests represented the purchase of a pro-rata portion of Lucas’ rights pursuant to which Lucas has the right to purchase up to 77.5% of the interests from NOG for an aggregate of $20.5 million, subject to its ability to raise additional capital.

On January 20, 2011, Lucas entered into a Letter Agreement with Crude Operating LLC (“Crude” and the “Letter Agreement”).  The Letter Agreement provides for the purchase by Lucas of Crude’s interest in certain wells and oil and gas leases located in Karnes and Gonzales Counties, Texas (the “Crude Interests”).  The purchase price for the Crude Interests was (a) $50,000 in cash and (b) 21,739 restricted shares of Lucas’ common stock.

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

NATURE OF OPERATIONS

General

Lucas Energy, Inc., is an independent oil and gas company based in Houston, Texas with approximately 19,200 gross acres (14,200 net) of oil and gas leases in South Texas primarily in Gonzales County and Wilson County, Texas.  We hold oil and gas interests in the Austin Chalk formation (proved and producing), Buda formation (proved and producing), and Eagle Ford Shale formation (proved undeveloped).  We focus on building, revitalizing and developing a portfolio of oil and gas properties by acquiring what we believe are undervalued and underperforming oil and gas assets for which we believe we can increase production.

We operate more than 50 producing wells that produced an average of 193 gross and 106 net barrels of oil per day (“BOPD”) during the nine months ended December 31, 2010. In total, we hold interests in more than 80 producing, shut-in, and previously plugged and abandoned wellbores.   We operate all of our oil and gas properties with the exception of one property located in Sabine County, Texas.

Acquisitions of oil and gas properties are a core part of our growth strategy.  We focus on acquiring shut-in wells that we believe have been overlooked by other companies and have, in our assessment, a high probability of additional recovery of reserves through our recompletion and work over process or through the drilling of new laterals.  Specifically, we seek out opportunities to acquire wells located in mature oil fields that we believe are underdeveloped and have the potential to recover significant oil reserves that are still in place. The term underdeveloped is an industry term meaning that the reservoirs of interest have either not been fully exploited through drilling, or the reserves in current well bores, whether active or plugged and abandoned, have not been fully recovered by primary recovery techniques.  In many instances the fields that we target have lost some or all of the reservoir pressure required to drive the oil through the overlying rock and sand and into the well bores of the producing wells, or they have experienced mechanical problems.

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

Our recompletion and work over process seeks to bring wells back into production or enhancing production through proven practices used in the oil and gas industry.  Our procedures used on acquired wells include the installation of better equipment on the well; cleaning out the well with open ended tubing, tubing with a bit, or tubing with a mule shoe; treating the well with acid, soapy water, or other proprietary chemicals sourced from third parties; re-entry of a plugged and abandoned well; and drilling of a new lateral extension on an existing well.  The program enables us to generate short-term cash and to hold leases for additional future development.  Additionally we have conducted reservoir engineering studies on a program to drill new laterals from existing well-bores or offset locations that we have already leased.  The purpose of these laterals is to provide increased areal access to the formation in order to increase the flow rate and to recover additional oil and gas reserves not recoverable from the existing vertical wells.

Our primary focus is to grow the portfolio and profitability of oil and gas properties. Our primary revenues are derived from the sale of the oil that we produce from our wells.  We derive ancillary revenue from associated natural gas produced in connection with production from our oil wells.  Our assets deplete as our reserves are produced. Our business is capital intensive requiring substantial funding to make property acquisitions, drill and complete wells, and conduct well revitalizations in order for us to maintain and increase our reserve base.  Our primary recurring costs are expenses associated with lease operations and with operating the Company.

RESERVES

Our proved and probable reserves and the standardized measure of discounted future net cash flows of our interests in proved oil and gas reserves as set forth in our Annual Report on Form 10-K for our fiscal year ended March 31, 2010 were:
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

RESULTS OF OPERATIONS

The following table sets forth the operating results and production data for continuing operations for the three months ended December 31, 2010 and 2009.
	For the Three Months Ended December 31,		Amount Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
OIL AND GAS REVENUES	$686,593	$477,602	$208,991	44%

PRODUCTION SALES:
Oil (barrels)	8,152	6,438	1,714	27%
Natural gas (thousand cubic feet)	89	409	(320)	(78%)
Total (barrels oil equivalent)	8,167	6,506	1,661	26%

Oil (barrels per day)	90	71	19	27%
Natural gas (thousand cubic feet per day)	1	4	(4)	(78%)
Total (barrels oil equivalent per day)	90	71	18	26%

AVERAGE SALES PRICES:
Oil (per barrel)	$84.19	$74.02	$10.17	14%
Natural gas (per thousand cubic feet)	$3.10	$2.62	$0.48	18%

Lease operating expenses	340,468	275,886	64,582	23%
Severance and property taxes	47,584	18,443	29,141	158%
Depreciation, depletion, and amortization	265,426	147,308	118,118	80%
General and administrative	1,165,246	407,820	757,426	186%

Total Expenses	1,818,724	849,457	969,267	114%

LOSS FROM OPERATIONS	(1,132,131)	(371,855)	(760,276)	204%

OTHER INCOME (EXPENSES)
Unrealized (loss) gain on investments	-	(103,200)	103,200	(100%)
Realized loss on investments	-	-	-	0%
Interest expense	-	(62,046)	62,046	(100%)
Total Other Income (Expenses)	-	(165,246)	165,246	(100%)

NET LOSS BEFORE INCOME TAXES	(1,132,131)	(537,101)	(595,030)	111%

INCOME TAX (BENEFIT) EXPENSE	-	-	-	0%
NET LOSS	$(1,132,131)	$(537,101)	$(595,030)	111%

Oil and Gas Revenue

The $209,000 increase in our oil and gas revenues for the current quarter was primarily attributable to an increase of 1,714 barrels (27%) in barrels of oil sold and an increase of $10.17 per barrel (14%) in the oil price realized compared to the prior year quarter. The increase in oil volumes is due to production from seven newly acquired wells along with production from eight successfully completed wells during the current fiscal year.

Lease Operating Expenses

Lease operating expenses increased $65,000 for the current quarter as compared to the prior year period principally due to higher work-over and treatment costs along with higher fuel and water hauling costs resulting from increased production from newly acquired and successfully completed wells.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A increased $118,000 primarily due to an increase in production for the current quarter ended December 31, 2010 totaling 1,714 barrels of oil equivalent in excess of the prior year period.  The rate per BOE increased from $20.63 to $26.12.

General and Administrative Expenses

General and administrative expenses increased $757,000 for the current quarter as compared to the prior year’s quarter.  The increase is primarily due to an increase in non-cash board compensation ($282,000), one time compensation settlements for ex-employees ($249,000), creation of the land and field administration departments, which began operating in 2010 ($90,000), as well as increases in activity in other administrative costs ($136,000).

Unrealized and Realized Losses

The unrealized loss on marketable securities for the quarter ended December 31, 2009 totaling $103,000 is due to the mark-to-market adjustment to 3.3 million shares of common stock held by the Company in Bonanza Oil and Gas, Inc (“BGOI”) , which have been written down to zero value. No loss was recognized in the current quarter.

Interest Expense

On May 5, 2010, we repaid the outstanding balance and terminated the Amegy Credit Facility.  Accordingly, no interest expense was incurred in the current quarter.

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

Net Loss

The $595,000 increase in the net loss between the current quarter and the prior year’s period is attributable to an increase in general and administrative expenses, lease operating, and severance and property taxes; partially offset by the increase in revenues between the periods due to higher oil sales volumes and higher oil prices realized as well as the absence of losses on marketable securities and interest expense.

The following table sets forth the revenue and production data for continuing operations for the nine months ended December 31, 2010 and 2009.
	For the Nine Months Ended December 31,		Amount Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)
OIL AND GAS REVENUES	$2,202,723	$1,333,284	$869,439	65%

PRODUCTION SALES:
Oil (barrels)	29,028	20,786	8,242	40%
Natural gas (thousand cubic feet)	669	5,360	(4,691)	(88%)
Total (barrels oil equivalent)	29,140	21,679	7,461	34%

Oil (barrels per day)	106	76	30	40%
Natural gas (thousand cubic feet per day)	2	19	(17)	(88%)
Total (barrels oil equivalent per day)	106	79	27	34%

AVERAGE SALES PRICES:
Oil (per barrel)	$75.81	$63.47	$12.34	19%
Natural gas (per thousand cubic feet)	$3.02	$2.61	$0.41	16%

Lease operating expenses	959,665	717,893	241,772	34%
Severance and property taxes	136,358	53,298	83,060	156%
Depreciation, depletion, and amortization	829,718	472,990	356,728	75%
General and administrative	2,523,443	1,040,929	1,482,514	142%

Total Expenses	4,449,184	2,285,110	2,164,074	95%

LOSS FROM OPERATIONS	(2,246,461)	(951,826)	(1,294,635)	136%

OTHER INCOME (EXPENSES)
Unrealized (loss) gain on investments	(21,450)	(124,756)	103,306	(83%)
Realized loss on investments	(1,210)	(28,785)	27,575	(96%)
Interest expense	(261,212)	(225,520)	(35,692)	16%
Total Other Income (Expenses)	(283,872)	(379,061)	95,189	(25%)

NET LOSS BEFORE INCOME TAXES	(2,530,333)	(1,330,887)	(1,199,446)	90%

INCOME TAX (BENEFIT) EXPENSE	-	-	-	0%
NET LOSS	$(2,530,333)	$(1,330,887)	$(1,199,446)	90%

Oil and Gas Revenue

The $869,000 increase in our oil and gas revenues during the nine months ended December 31, 2010, was primarily attributable to an increase of 7,461 barrels (34%) of oil sold and an increase of $12.34 per barrel (19%) in the oil price realized compared to the prior year period. The increase in oil volumes is due to production from seven newly acquired wells along with production from eight successfully completed wells during the current fiscal year.

Lease Operating Expenses

Lease operating expenses increased $242,000 during the nine months ended December 31, 2010 as compared to the prior year period principally due to increased production resulting from work-over and treatment costs along with higher fuel and water hauling costs resulting from newly acquired and successfully completed wells.  Other factors include higher maintenance costs.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A increased $357,000 primarily due to an increase in production for the nine month period ended December 31, 2010 totaling 7,461 barrels of oil equivalent (BOE) in excess of the prior year period.  The rate per BOE increased from $20.63 to $26.12.

General and Administrative Expenses

General and administrative expenses increased $1,482,000 for the nine month period ended December 31, 2010 as compared to the prior year period primarily due to one-time compensation settlements for ex-employees ($344,000), an increase in non-cash board compensation ($287,000), increases in stock awareness activities ($286,000), increase in the size and scope of the land, accounting, and field administration departments ($266,000), purchase of an integrated software system ($59,000), as well as increases in activity in other administrative costs ($240,000).

Unrealized and Realized Losses

The reduction in unrealized loss on investments for the nine months ended December 31, 2010 totaling $103,000 is due to the absence of mark- to-market adjustment to 3.3 million shares of common stock held by the Company in Bonanza Oil and Gas, Inc (“BGOI”), which have been written down to zero value.

Interest Expense

On May 5, 2010, we repaid the outstanding balance and terminated the Amegy Credit Facility.  Interest expense increased by $36,000 during the current year period as compared to the prior year period primarily due to our expensing of the remaining unamortized balance of deferred financing costs originally incurred in creating the Credit Facility.

Income Tax Expense

Income tax expense was zero for the current period and for the same nine month period of the prior year.  The tax benefits from operating losses for the current period and the prior year period have been fully reserved in our valuation allowance due to uncertainty whether some portion of or all of the deferred tax asset arising from the operating losses may or may not be realized in the future. The Company determined that an adjustment to the valuation allowance resulting from the anticipated utilization of net operating tax loss carry-forwards for the sale of the oil and gas property “deep rights” to HilCorp is not significant.

Net Loss

The $1,199,000 increase in the net loss between the current year period and the prior year period is attributable to an increase in general and administrative expenses; an increase in depletion expenses and lease operating costs including taxes; partially offset by the increase in revenues between the periods due to higher oil sales volumes and higher oil prices realized as well as a reduction of losses on marketable securities and interest expense.

Liquidity and Capital Resources

Between the end of our prior fiscal year and December 31, 2010, we had an increase in cash of $4.1 million with total cash of $5.9 million at December 31, 2010. Our working capital surplus at December 31, 2010 totaled $3.2 million as compared to a deficit of $4.1 million at March 31, 2010.  On December 30, 2010, we closed on a financing, which grossed almost $6 million in cash and netted $5.5 million after expenses through the sale of 2.5 million units to institutional investors consisting of shares of common stock and warrants to purchase shares of common stock.

During the nine months ended December 31, 2010, we also raised $1.2 million, net to Lucas through an “at-the-market” (“ATM”) public equity offering in which we sold 778,170 newly issued shares of common stock from our effective S-3 shelf registration statement; $9 million net to us under the “deep rights” sale of oil and gas properties in Gonzales County to HilCorp;  and $0.4 million through our working interest partner’s “buy-in” to the LEI 2009-III capital program.  During the nine month period we expended $8.9 million for the purchase of oil and gas properties and capital expenditures on existing oil and gas properties; $2.2 million to repay the outstanding principal balance on the Amegy Credit Facility; and $0.3 million to fund our operating, administrative and business development activities.

 We anticipate that cash flows from operating activities; cash on hand at December 31, 2010; future equity placements under our S-3 shelf registration through an ATM public offering(s) or registered direct placement(s); and/or other debt or equity placements will be sufficient to fund our operating and administrative requirements for the 2011 calendar year. Additionally, we expect to fund our 2011 oil and gas capital expenditure requirements of $6 million through a combination of cash on hand, sales of additional properties; joint venture arrangements, working interest participants’ buy-in to existing wells and programs, and other sources of capital such as private equity and debt placements, public offerings, and traditional reserve-based financing and credit facilities.

We currently have no definitive agreements or arrangements for additional funding, other than rights we may have under the Series B Warrants (described under Note 7 to the financial statements), subject to certain conditions being met for such exercises, and our other outstanding warrants.  Future financings could result in significant dilution to our shareholders or not be available on acceptable terms in the time frame necessary, or may not be available or acceptable to us at all.

Cash flow from operating activities

For the nine months ended December 31, 2010, net cash used in operating activities was $792,000 compared to $146,000 for the prior year period.  The $646,000 increase is primarily due to the increase in loss for the current period associated with increased general and administrative expenses offset by increased cash flows from field operations.

Cash flow from investing activities

For the nine months ended December 31, 2010, net cash provided by investing activities was $2.5 million compared to the prior year period of $11,000.  Cash from investing activities increased during the current year period primarily as a result of our sale of an undivided 85% interest in our “deep rights” located in Gonzales County, Texas less the cash paid for the purchase of oil and gas properties and capital expended on existing oil and gas properties.

Cash flow from financing activities

For the nine months ended December 31, 2010, an increase in net cash flow sources from financing activities of $2.4 million was generated compared to the prior year period of $204,000. The increase was primarily comprised of equity offerings of $6.9 million; partially offset by repayment of the outstanding principal on the Amegy Credit Facility of $2.2 million, and a reduction in advances from working interest owners of $2.3 million.

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

We believe that our current cash reserves, together with anticipated cash flow from operations, will be sufficient to meet our working capital and operating needs for approximately the 2011 calendar year. However, to continue growth and to fund our business and expansion plans we will require additional financing. The amount of capital available to us is limited, and may not be sufficient to enable us to fully execute our growth plans without additional fund raising. Additional financing may be required to meet our desired growth and strategic objectives and to provide more working capital for expanding our development and marketing capabilities and to achieve our ultimate plan of expansion and a larger scale of operations. There can be no assurance that we will be able to obtain such financing on attractive terms, if at all. We have no firm commitments for additional cash funding beyond the proceeds of the recently completed private placement.

Nevada law and our Articles of Incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing shareholders.

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of the date of this filing, we have 16,609,074 shares of common stock outstanding and no shares of preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, subject to the requirements of the NYSE Amex Equities (which generally require shareholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), which if issued could cause substantial dilution to our then shareholders.  Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding.  As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders.  Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super voting rights and/or other rights or preferences which could provide the preferred shareholders with substantial voting control over us subsequent to this filing and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

The outstanding Series C Warrants are only required to be exercised and the Company can only force the exercise of such warrants if certain conditions provided in such warrants are met.

Each Series C Warrant has an exercise price of $2.62 per share.  The Series C Warrants are exercisable for a 10 trading day period ending on the 216th day following the closing date of the sale of the units which included the Series C Warrants (December 30, 2010, the “Closing Date”), provided that the Company has the right to force the holders of the Series C Warrants to exercise the Series C Warrants if (a) the volume weighted average price (“VWAP”) of the Company's common stock on the NYSE Amex Equities exceeds $3.28 during the 11th through the 20th trading days immediately prior to the 216th day following the Closing Date; or (b) if on the 216th day following the Closing Date, the exercise price of $2.62 per share is less than the lower of (x) the VWAP for the ten days immediately preceding such date, and (y) the closing bid price on such date, subject in each case to the Company meeting certain requirements and maintaining certain conditions as set forth in such Series C Warrant.  The Class C Warrants expire automatically if not exercised by the 216th day following the Closing Date (unless such date falls on a holiday or weekend, in which case the next non-holiday or weekend date).  The Class C Warrants also include a provision whereby the holders thereof are not eligible to exercise any portion of the warrants that would result in them becoming a beneficial owner of more than 9.99% of the Company's common stock.  As such, the Company will not receive the $6,577,525 due to the Company in connection with the exercise of the Series C Warrants if the conditions set forth in the Series C Warrants are not met, which require among other things, the trading price of the Company’s common stock exceeding $3.28.  Additionally, the Series B Warrants have an exercise price of $2.86 per share.  In the event the trading price of the Company’s common stock does not exceed the exercise price of the Series B or Series C Warrants, such Warrants will not be exercisable, and the Company will not receive any funds in connection with such securities. Furthermore, even if the trading price of the Company’s common stock does exceed the exercise price of the Series B Warrants, the holders thereof have the sole option as to whether or not to exercise such warrants, and may choose to not exercise such warrants regardless of the trading price of the Company’s common stock.

Neither the Series B or Series C Warrants, nor the warrants granted to the Company’s placement agent, can be exercised unless there is a valid and effective registration statement covering the shares of common stock issuable upon exercise thereof on file with the SEC.  In the event our previously filed registration statement is deemed ineffective, we are unable to rely on such registration statement for the issuance of the shares of common stock issuable in connection with the exercise of the warrants or any other securities, or any other issues arise which prevent the holders thereof from validly exercising their rights under such warrants, we will not receive any additional funds in connection with such securities, even assuming the trading price of the Company’s common stock exceeds the exercise price of the common stock, and the holders thereof desire to exercise such warrants.

The investors in the Company’s December 2010 sale of 2,510,506 units obtained a right of first refusal to provide additional funding to the Company.

Pursuant to the Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which certain investors purchased an aggregate of 2,510,506 units in December 2010, the Company agreed that until the first anniversary of the Closing Date (December 30, 2010), the Company would not undertake any of the following, without the prior written consent of all of the investors (the “Investors”): (A), directly or indirectly, file any registration statement with the SEC, (B) directly or indirectly, offer, sell, grant any option to purchase, or otherwise dispose of (or announce any offer, sale, grant or any option to purchase or other disposition of) any of its equity securities, including without limitation any debt, preferred stock or other instrument or security (a "Subsequent Placement"), or (C) be party to any solicitations or negotiations with regard to the foregoing.  Additionally, the Company agreed that until the second anniversary of the Closing Date, the Company would not, directly or indirectly, effect any Subsequent Placement unless the Company first provides the Investors notice of such Subsequent Placement and provides such Investors an opportunity to purchase up to 25% of the securities offered in such Subsequent Placement pursuant to the terms and conditions described in greater detail in the Purchase Agreement.

However, the above requirements do not apply to the Company's issuance or grant of any common stock issued or issuable: (i) in connection with any employee benefit plan approved by the Board of Directors, subject to a maximum of 150,000 shares to be issued to consultants in any calendar year; (ii) upon exercise of the warrants issued in the closing of the December 30, 2010 offering; (iii) upon exercise of any options or convertible securities which were outstanding on the day immediately preceding the Closing Date; and (iv) in connection with mergers, acquisitions, strategic business transactions or joint ventures with a strategic partner who is not in the business of making financial investments, in each case with non-affiliated third parties and otherwise on an arm's-length basis, the primary purpose of which is not to raise additional capital (collectively (i) through (iv), "Excluded Securities"); provided that any shares issued or issuable in connection with any transaction contemplated by this clause (iv) that is either primarily (A) attributable to capital raising for the Company (other than nominal amounts of capital) or (B) to raise capital for the Company, directly or indirectly, in connection with any transaction contemplated by this clause (iv), including, without limitation, securities issued in one or more related transactions or that result in similar economic consequences, shall not be deemed to be Excluded Securities.

As a result of the above, it may be harder for the Company to raise funding and/or issue securities in consideration for certain business purposes not included in the Excluded Securities, described above, which could prevent the Company from meeting its capital needs, limit the Company’s ability to grow its operations and implement its business plan and ultimately cause the value of the Company’s securities to decline in value.

---------------------------------------------

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 24, 2010, Lucas issued 24,123 shares of common stock valued at $26,717 to a consultant in connection with capital raising services. The Company also issued 51,470 shares of common stock to two individuals as compensation for their assistance in Lucas acquiring certain oil and gas properties. The shares were issued at the grant date fair value which totaled $78,696, or $1.52 per common share. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

On September 7, 2010, Lucas purchased a 10% carried working interest in oil and gas properties from Mr. Stephan Vogt for $200,000 payable in Lucas common stock.  At December 31, 2010 Mr. Vogt had received 131,579 shares of Lucas common stock valued at $1.52 per share, the closing price on the date of the transaction.  We claim an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

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

3.3	Certificate of Amendment to Articles of Incorporation of Lucas Energy, Inc. (incorporated by reference to Exhibit 3.1, to the Form 8-K filed with the SEC on January 11, 2011).
3.4	Bylaws (incorporated by reference to the Company Annual Report of Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 3.2)
10.1	Contract with SMC (incorporated by reference to the Company Annual Report of Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 10.1)
10.2	Consignment Agreement (incorporated by reference to the Company Annual Report of Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 10.2)
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

10.19	Securities Purchase Agreement (Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on December 27, 2010, and incorporated by reference herein).
10.20	Form of Series B and C Warrant (Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on December 27, 2010, and incorporated by reference herein).
10.21
Letter of Intent with Nacogdoches Oil & Gas, Inc. (Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on January 25, 2011, and incorporated herein by reference).

10.22
Letter Agreement with Nacogdoches Oil & Gas, Inc. (Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on January 25, 2011, and incorporated herein by reference).

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

Signature	Title	Date

/s/ William A. Sawyer William A. Sawyer	President and C.E.O. (Principal Executive Officer)	February 14, 2011

/s/ John O’Keefe John O’Keefe	Chief Financial Officer and Accounting Officer (Principal Financial Officer)	February 14, 2011