Form 10-K
period 2011-03-31
LUCAS ENERGY, INC.
filed 2011-06-29
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2011
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-32508

LUCAS ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0417780
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3550 Timmons Lane, Suite 1550, Houston, Texas 77027
(Address of principal executive offices)  (Zip code)

Registrant's telephone number, including area code: 713-528-1881

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE AMEX

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark  if disclosure of delinquent filers pursuant to Item 405 of  Regulation  S-K  is not contained herein, and will not be contained,  to the best of the registrant's knowledge, in definitive proxy or information statements incorporated  by  reference in Part III of this  Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

Common Stock aggregate market value held by non-affiliates as of September 30, 2010: $19,234,838.

There were 16,835,813 shares of the registrant's common stock outstanding as of June 15, 2011.

Documents incorporated by reference: none.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  These forward-looking statements are generally located in the material set forth under the headings “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, “Properties” but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

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

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “will,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

•	the possibility that our acquisitions may involve unexpected costs;
•	the volatility in commodity prices for oil and gas;
•	the accuracy of internally estimated proved reserves;
•	the presence or recoverability of estimated oil and gas reserves; the ability to replace oil and gas reserves;
•	the availability and costs of drilling rigs and other oilfield services;
•	environmental risks; exploration and development risks;
•	competition;
•	the inability to realize expected value from acquisitions;
•	the ability of our management team to execute its plans to meet its goals; and
•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.  BUSINESS.

General

Lucas Energy, Inc., a Nevada corporation, is an emerging independent oil and gas company based in Houston, Texas. Lucas Energy, Inc. together with its subsidiary, Lucas Energy Resources, Inc. (collectively, the "Company," "Lucas," "Lucas Energy," or "we") explores for, develops, produces and markets crude oil and natural gas from various known prolific and productive geological formations, including the Austin Chalk, Eagle Ford and Buda Formations, primarily in Gonzales, Wilson, Karnes and Atascosa Counties south of the City of San Antonio in South Texas and McKinley County, New Mexico. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006.  At that time, the shareholders of the Company also approved amendments to the Articles of Incorporation resulting in a 2.4 for 1 stock split of the Company’s common stock. Our goal is to become a recognized player in the development and production of crude oil and natural gas in established oil fields.

The Company's strategy is twofold:

•
We focus on building and developing a portfolio of oil and gas assets by acquiring what we believe are undervalued, underdeveloped and underperforming properties, and for which we believe we can increase production economically and profitably. We do not operate on land not known to be a productive field; that is, we do not drill wildcat wells.

•
To efficiently pave the way towards growth, we enter into joint ventures, farm-outs and drilling arrangements with select and reputable oil and gas companies to exploit the productive geological formations in our properties.

Lucas Energy's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are made available, free of charge, through Lucas Energy's website, as soon as reasonably practicable after such reports have been filed with the United States Securities and Exchange Commission (SEC).  Our website address is http://www.lucasenergy.com. Our fiscal year ends on the last day of March of the calendar year.  We refer to the twelve-month period ended March 31, 2011 as our 2011 fiscal year.

At March 31, 2011, the Company's total gross surface developed and undeveloped acreage in the State of Texas approximated 19,900 acres and total net developed and undeveloped acreage as measured from the land surface to the bottom of the Austin Chalk Formation approximated 14,900 acres and from the base of the Austin Chalk downward approximated 4,600 acres.  The Eagle Ford formation can be found in approximately 4,400 net acres of the total net acreage below the Austin Chalk.  At March 31, 2011, the Company's total developed and undeveloped acreage in the State of New Mexico approximated 13,705 acres gross and 1,036 acres net.  We currently operate 56 producing wells in the State of Texas that produce approximately 155 to 170 barrels of oil per day (BOPD), gross, and 115 to 130 BOPD, net.  The ratio between the gross and net production varies from period to period as we have different working interests and net revenue interests in different wells.  An affiliate of Hilcorp Energy Corporation operates two Eagle Ford horizontal wells, in each of which we have an 11% net revenue interest.  The wells exhibited initial production of approximately 1,000 gross BOPD.  We expect the two wells to average approximately 400 gross BOPD, or 44 net BOPD to Lucas, for the rest of the calendar year.  Our oil production sales totaled 39,143 barrels of oil equivalent, net to our interest for our fiscal year ended March 31, 2011.  We operate a majority of our oil and gas properties.  Our working and royalty interests vary at different fields and for different formations in our oil and gas properties.

At March 31, 2011, Lucas Energy's total estimated net proved reserves were 2.9 million barrels of oil equivalent (Boe), of which 2.8 million barrels (Bbls) were crude oil reserves, and 843.2 million cubic feet (MMcf) were natural gas reserves, and Lucas Energy's total estimated net probable reserves were 1.5 million barrels of oil equivalent (Boe), of which 1.3 million Bbls were crude oil reserves, and 809.6 MMcf were natural gas reserves (see Supplemental Information to Consolidated Financial Statements).  As of March 31, 2011, Lucas employed 12 full-time employees.  We also utilized about 10 contractors on an "as-needed" basis to carry out various functions of the Company, including but not limited to field operations, land administration and information technology maintenance.  With the successful implementation of our business plan, we may seek additional employees.

Industry Segments

            Lucas Energy's operations are all crude oil and natural gas exploration and production related.

Operations and Oil and Gas Properties

We operate in known productive areas; that is, we do not drill wildcat wells.  Our holdings are found in a broad area of current industry activity in Gonzales, Wilson, Karnes and Atascosa Counties in Texas and McKinley County in New Mexico.  In Texas, we concentrate on three vertically adjacent target formations: Austin Chalk, Eagle Ford, and Buda, listed in the order of increasing depth measuring from the land surface. Activity in this area has been uninterrupted since the late 1970’s. The recent development of the Eagle Ford as a high potential producing zone has heightened industry interest and success.  Lucas's acreage position is in the oil window of the Eagle Ford play. Lucas has logged the Eagle Ford, as well as the Austin and Buda, in multiple wells with modern technology shale logs. This advanced tool and analytical procedure allows detailed evaluation of the Eagle Ford formation. Lucas has successfully logged and tested several vertical wells in the Eagle Ford, and will include horizontal development drilling of the Eagle Ford in our future operations.

Austin Chalk

The Company’s original activity started in Gonzales County by acquiring existing shut-in and stripper wells and improving production from those wells. Most of the wells had produced from the Austin Chalk. Our original approach was to open more of the Austin Chalk to the wellbore by drilling deeper into the formation and re-stimulating these wells. The Austin Chalk is a dense limestone, varying in thickness along its trend from approximately 200 feet to more than 800 feet. It produces by virtue of localized, highly-fractured intervals within the formation; and seismic data can be used to help identify these fractured zones. After discovery and development of the Austin Chalk formation in the Pearsall area in the 1950’s, the Giddings field was rapidly exploited in the 1970’s, which eventually expanded to include a long, narrow trend which extends from the Texas-Mexico border up through northeast Texas into Louisiana. Original drilling was done with vertical holes, but the current horizontal drilling techniques have greatly expanded development. We employ horizontal drilling in our ongoing Austin Chalk development.

Eagle Ford

Drilling activities by other operators over the recent years and the improvement in horizontal drilling, well stimulation, and completion technologies, have brought the Eagle Ford play to prominence as one of the foremost plays in the United States today.  A few of the more active companies in this play include Apache Corporation, ConocoPhillips, EOG Resources, Inc., PetroHawk Energy, and Pioneer Natural Resources. Initial results have been very promising and the area has good industry infrastructure and capacity.

 (source: U.S. Energy Information Administration)

On Lucas's leases, the Eagle Ford is a shale-like limestone with a high content of organic shale matter that directly underlies the Austin Chalk and is believed to be the primary source of oil and gas produced from the Austin Chalk. Reservoir thickness varies from approximately 80 feet in the shallower portions of the trend to more than 300 feet in the deeper areas. One of the more notable Eagle Ford producers is the #1 Domingo Torres well, originally completed in the Eagle Ford in 1977. This vertical well is positioned among Lucas's Gonzales County leases and has produced more than 140,000 barrels of oil.

Buda

The Buda limestone directly underlies the Eagle Ford. Its thickness varies from approximately 100 feet to more than 150 feet in this area. The Buda produces from natural fractures and matrix porosity and is prospective across this whole area. There are a number of Buda wells with cumulative production of more than 100,000 barrels of oil. Lucas has re-completed wells which previously produced from the Buda, and deepened and successfully completed other wells in the Buda. Future development plans include more of this type of activity in both vertical and horizontal wells.

Marketing

We operate exclusively in the United States oil and gas industry. Crude oil production sales are made directly to GulfMark Energy, Inc. and Texon LP. Our sales are made on a month-to-month basis, and title transfer occurs at an individual property’s tank battery when the oil is loaded onto the purchaser’s truck.  Crude oil prices realized from production sales are indexed to published West Texas intermediate crude indexes.

Our natural gas production is associated gas resulting from crude oil production and is currently nominal.  Natural gas is sold to Houston Pipeline Company on a month-to-month basis.

Although we believe that we are not dependent upon any one customer, our marketing arrangement with GulfMark accounted for approximately 91% and 87% of our revenue for the years ended March 31, 2011 and 2010, respectively.  In the event that GulfMark is unwilling or unable to purchase our crude oil production, we believe alternative purchasers are readily available and sales would occur at competitive market prices.

We actively manage our crude oil inventory in field tanks and have engaged a local logistics company to expedite the trucking of oil in the tanks to market.

Competition

We are in direct competition for properties with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of Texas and elsewhere.  Many competitors are large, well-known oil and gas and/or energy companies, although no single entity dominates the industry.  Many of our competitors possess greater financial and personnel resources, enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry.  Management believes that there exists a viable marketplace for smaller producers of natural gas and oil.

Regulation

Lucas Energy's operations are subject to various types of regulation at the federal, state and local levels. These regulations include requiring permits for the drilling of wells; maintaining hazard prevention, health and safety plans; submitting notification and receiving permits related to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface plugging and abandonment of wells and the transporting of production. Lucas Energy's operations are also subject to various conservation matters, including the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to possibly limit the amounts of oil and gas Lucas can produce from its wells and to limit the number of wells or the locations at which Lucas Energy can drill.

In the United States, legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. These laws and regulations have a significant impact on oil and gas drilling, gas processing plants and production activities, increasing the cost of doing business and, consequently, affect profitability. Insomuch as new legislation affecting the oil and gas industry is common-place and existing laws and regulations are frequently amended or reinterpreted, Lucas Energy may be unable to predict the future cost or impact of complying with these laws and regulations. Lucas Energy considers the cost of environmental protection a necessary and manageable part of its business. Lucas Energy has been able to plan for and comply with new environmental initiatives without materially altering its operating strategies.

Other Matters

Environmental.  Our exploration, development, and production of oil and gas, including our operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and gas wells. Our domestic activities are subject to a variety of environmental laws and regulations, including but not limited to, the Oil Pollution Act of 1990 (OPA), the Clean Water Act (CWA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Resource Conservation and Recovery Act (RCRA), the Clean Air Act (CAA), and the Safe Drinking Water Act (SDWA), as well as state regulations promulgated under comparable state statutes. We are also subject to regulations governing the handling, transportation, storage, and disposal of naturally occurring radioactive materials that are found in our oil and gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for cleanup of pollution.

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

CERCLA and comparable state statutes, also known as "Superfund" laws, can impose joint and several and retroactive liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a "hazardous substance" into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Potentially liable parties include site owners or operators, past owners or operators under certain conditions, and entities that arrange for the disposal or treatment of, or transport hazardous substances found at the site. Although CERCLA, as amended, currently exempts petroleum, including but not limited to, crude oil, gas and natural gas liquids, from the definition of hazardous substance, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA. Furthermore, there can be no assurance that the exemption will be preserved in future amendments of the act, if any.

RCRA and comparable state and local requirements impose standards for the management, including treatment, storage, and disposal, of both hazardous and non-hazardous solid wastes. We generate hazardous and non-hazardous solid waste in connection with our routine operations. From time to time, proposals have been made that would reclassify certain oil and gas wastes, including wastes generated during drilling, production and pipeline operations, as "hazardous wastes" under RCRA, which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal, and clean-up requirements.

This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and gas wastes could have a similar impact. Because oil and gas exploration and production, and possibly other activities, have been conducted at some of our properties by previous owners and operators, materials from these operations remain on some of the properties and in some instances, require remediation. In addition, in certain instances, we have agreed to indemnify sellers of producing properties from which we have acquired reserves against certain liabilities for environmental claims associated with such properties. While we do not believe that costs to be incurred by us for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

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

Taxation.  The operations of the Company, as is the case in the petroleum industry generally, are significantly affected by federal tax laws. Federal, as well as state, tax laws have many provisions applicable to corporations which could affect the future tax liabilities of the Company.

Commitments and Contingencies.  Lucas Energy is liable for future restoration and abandonment costs associated with its oil and gas properties. These costs include future site restoration, post closure and other environmental exit costs. The costs of future restoration and well abandonment have not been determined in detail. State regulations require operators to post bonds that assure that well sites will be properly plugged and abandoned. Each state in which Lucas Energy operates requires a security bond varying in value from state to state and depending on the number of wells that Lucas Energy operates in that state. Management views this as a necessary requirement for operations within each state and does not believe that these costs will have a material adverse effect on its financial position as a result of this requirement.

ITEM 1A.   RISK FACTORS.

            Before making an investment decision, you should consider the “Risk Factors” set forth below. The market or trading price of our securities could decline due to any of these risks. In addition, please read “Cautionary Note Regarding Forward-Looking Statements” in this filing, where we describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference in this filing. Please note that additional risks not currently known to us or that we currently deem immaterial may also impair our business and operations.

             Our securities should only be purchased by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this filing before deciding to become a holder of our securities. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

Risks Relating to Our Business

Crude oil and natural gas prices are highly volatile in general and low prices will negatively affect our financial results.

Our revenues, operating results, profitability, cash flow, future rate of growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our oil and gas properties, are substantially dependent upon prevailing prices of crude oil and natural gas. Lower crude oil and natural gas prices also may reduce the amount of crude oil and natural gas that we can produce economically. Historically, the markets for crude oil and natural gas have been very volatile, and such markets are likely to continue to be volatile in the future. Prices for crude oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for crude oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, including: worldwide and domestic supplies of crude oil and natural gas; the level of consumer product demand; weather conditions and natural disasters; domestic and foreign governmental regulations; the price and availability of alternative fuels; political instability or armed conflict in oil producing regions; the price and level of foreign imports; and overall domestic and global economic conditions.

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

We have a limited operating history and businesses such as ours, which are starting up or in their initial stages of development, present substantial business and financial risks and may suffer significant losses from which we cannot recover. We will face all of the challenges of a new business enterprise, including but not limited to, locating and successfully developing oil and gas properties, locating suitable office space, engaging the services of qualified support personnel and consultants, establishing budgets and implementing appropriate financial controls and internal operating policies and procedures. We will need to attract and retain a number of key employees and other service personnel.

We have limited operating capital.

While we believe that we have sufficient cash on hand and cash flow from operations to fund recurring production operating expenses and general and administrative requirements, over the longer term we may not. The amount of capital available to us is limited, and may not be sufficient to enable us to fully execute our capital expenditure program and growth initiatives without additional funding sources.  Additional financing may also be required to achieve our objectives and provide working capital for organizational infrastructure developments necessary to achieve our growth plans and reach a level of oil and gas operating activities that allows us to take advantage of certain economies of scale inherent to our business which would provide us the ability to reduce costs on a per unit of production basis.   There can be no assurance that we will be able to obtain such financing on attractive terms, if at all. We have no firm commitments for additional cash funding other than the amount we may receive in connection with the exercise of the Series C Warrants (as described below under “The outstanding Series C Warrants are only required to be exercised and the Company can only force the exercise of such warrants if certain conditions provided in such warrants are met”).

We may not be able to operate profitably in the near future, if at all.

We will face all of the challenges of a smaller microcap oil and natural gas company that operates in a highly competitive industry, including but not limited to: locating, acquiring and successfully developing oil and gas properties; raising financing to fund our capital expenditure program; attracting, engaging and retaining the services of qualified management, technical and support personnel; establishing budgets and maintaining internal operating policies and procedures; and the design and implementation of effective financial and disclosure controls to meet public company statutory compliance requirements. We can provide no assurance that we will achieve a level of profitability that will provide a return on invested capital or that will result in an increase in the market value of our securities. Accordingly, we are subject to the risk that, because of these factors and other general business risks noted throughout these “Risk Factors,” we may, in particular, not be able to profitably execute our plan of operation.

We require financing to execute our business plan and fund capital program requirements.

We believe that our current cash reserves, together with anticipated cash flow from operations, will be sufficient to meet our working capital and operating needs for approximately the next twelve months. However, to continue growth and to fund our business and expansion plans, we will require additional financing. The amount of capital available to us is limited, and may not be sufficient to enable us to fully execute our growth plans without additional fund raising. Additional financing may be required to meet our desired growth and strategic objectives and to provide more working capital for expanding our development and marketing capabilities and to achieve our ultimate plan of expansion and a larger scale of operations. There can be no assurance that we will be able to obtain such financing on attractive terms, if at all. We have no firm commitments for additional cash funding as of the date of this report.

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

We face intense competition.

We are in direct competition for properties with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of Texas and elsewhere. Many competitors are large, well-known oil and gas and/or energy companies, although no single entity dominates the industry. Many of our competitors possess greater financial and personnel resources enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry. Management believes that a viable market place exists for smaller producers of natural gas and crude oil.

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

Future increases on taxes on energy products, energy service companies and exploration activities may adversely affect our results of operations and increase our operating expenses.

Federal, state and local governments have jurisdiction in areas where the Company operates and impose taxes on the oil and natural gas products sold by the Company.  Recently there have been discussions by federal, state and local officials concerning a variety of energy tax proposals, some of which, if passed, would add or increase taxes on energy products, service companies and exploration activities.  Such matters are beyond the Company's ability to accurately predict or control; however, any such increase in taxes or additional taxes levied on the Company by federal, state or local jurisdictions could adversely affect our results of operations and/or increase our operating expenses.

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

The current administration has proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These proposed changes include, but are not limited to:  (1) the repeal of the percentage depletion allowance for oil and natural gas properties, (2) the elimination of current deductions for intangible drilling and development costs, (3) the elimination of the deduction for certain domestic production activities, and (4) an extension of the amortization period for certain geological and geophysical expenditures.  It is unclear whether any such changes will be enacted into law or how soon any such changes could become effective in the event they were enacted into law.  The passage of any legislation as a result of these proposals or any other changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development activities undertaken by the Company, and any such changes could negatively affect our financial condition and results of operations.

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

The SEC has historically prohibited us from including “probable reserves” and “possible reserves” in statutory public filings; however, in addition to permitting us to disclose proved reserve estimates, effective January 1, 2010, the SEC allows us to report “probable” and “possible” reserves realizing that both reserve categories are considered unproved reserves and as such, the SEC views the estimates to be inherently unreliable. Probable and possible reserve estimates may be misunderstood or seen as misleading to investors that are not “experts” in the oil or natural gas industry. Unless you have such expertise, you should not place undue reliance on these estimates. Except as required by applicable law, we undertake no duty to update this information and do not intend to update this information.

Crude oil and natural gas development, re-completion of wells from one reservoir to another reservoir, restoring wells to production and drilling and completing new wells are speculative activities and involve numerous risks and substantial and uncertain costs.

Our growth will be materially dependent upon the success of our future development program. Drilling for crude oil and natural gas and reworking existing wells involves numerous risks, including the risk that no commercially productive crude oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including: unexpected drilling conditions; pressure or irregularities in formations; equipment failures or accidents; inability to obtain leases on economic terms, where applicable; adverse weather conditions and natural disasters; compliance with governmental requirements; and shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.

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

Because of the speculative nature of oil and gas exploration and development, there is substantial risk that we will not find any commercially exploitable oil or gas and that our business will fail.

The search for commercial quantities of oil as a business is extremely risky. We cannot provide investors with any assurance that we will be able to obtain rights to additional producing properties in the future and/or that any properties we obtain rights to will contain commercially exploitable quantities of oil and/or gas.  Future exploration and development expenditures made by us, if any, may not result in the discovery of commercial quantities of oil and/or gas in any future properties we may acquire the rights to, and problems such as unusual or unexpected formations and other conditions involved in oil and gas exploration often result in unsuccessful exploration efforts. If we are unable to find commercially exploitable quantities of oil and gas in any properties we may acquire in the future, and/or we are unable to commercially extract such quantities we may find in any properties we may acquire in the future, the value of our securities may decline in value.

Because of the inherent dangers involved in oil and gas exploration, there is a risk that we may incur liability or damages as we conduct our business operations, which could force us to expend a substantial amount of money in connection with litigation and/or a settlement.

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us in the future. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for the purchase of properties and/or property interests, exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. As such, there can be no assurance that any insurance we currently maintain or that we obtain in the future will be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations, which could lead to any investment in us declining in value or becoming worthless.

Risks Relating to Our Outstanding Securities

We may continue to have potential liability pursuant to the terms of the Purchase Agreement, even though our recently filed Form S-3 Registration Statement was declared effective.

We recently filed a Form S-3 resale Registration Statement to register the 4,230,589 unregistered shares of common stock (the Shares To Be Registered and the Registration Statement) issuable upon exercise of the respective associated warrants (the Associated Warrants) to remedy the fact that these shares of common stock were not previously registered or exempt from registration under the federal securities laws and to reduce our potential liability under the Purchase Agreement.  The Form S-3 Registration Statement was subsequently declared effective by the SEC; however, as a result of the fact that the Shelf Registration (as defined in the Liquidity and Capital Resources section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations) did not have sufficient capacity to cover and register the entire amount of shares of common stock issuable in connection with the Units sold in the Offering (i.e., only the shares of common stock sold in connection with the Units and a portion of the shares of common stock issuable upon exercise of the Warrants were registered under the Shelf Registration, as described above), we may face claims for alleged damages in the future pursuant to the terms of the  Purchase Agreement and the

Investors may seek to claim damages in the future against us for any alleged damages they may have suffered as a result of the above.

We may continue to have liability for the grant of the Warrants and as a result, the sale of the Units in violation of federal and state securities law, even though our resale Registration Statement was declared effective.

After the Closing Date of the Offering, we determined that we did not have an exemption from registration available under the federal or state securities laws for the offer and sale of the Shares To Be Registered and the Associated Warrants and they were not registered with the Securities and Exchange Commission pursuant to the Prospectus Supplement at time of the Offering. We subsequently filed and gained effectiveness of a Form S-3 resale Registration Statement to register the resale of the Shares To Be Registered to remedy the fact that, upon issuance, the shares of common stock issuable in connection with the exercise of the Associated Warrants will not have been previously registered or exempt from registration.  However, we cannot remedy the fact that the Associated Warrants were originally granted improperly in December 2010.  As such, the Investors and the Placement Agent may have continuing rescission rights under the federal and state securities laws in connection with the grant of the Associated Warrants (and possibly the entire Offering, including the sale of the Units, the shares and Shelf Registered Warrants included therewith) and we may face liability in connection with such ongoing rescission rights.

The Resale Registration Statement will not bar claims relating to our non-compliance with securities laws, and we may continue to be contingently liable for damages in an indeterminate amount.

The declaration of the effectiveness of the recently filed Form S-3 resale Registration Statement by the Commission will not bar claims relating to our non-compliance with applicable federal or state securities laws. Additionally, even after the effectiveness of the Registration Statement, the actions we have taken to remedy our non-compliance with securities laws in connection with the offer and sale of the Associated Warrants will not prevent regulators from pursuing enforcement actions or imposing penalties and fines against us with respect to any violations of securities laws.

We may be subject to liability, face claims for damages and be forced to expend our resources in the event the Investors bring action against us in the future.

As described in the Risk Factors above, we may have liability to the Investors or the placement agent in connection with our failure to keep effective the registration of the Shares To Be Registered and the Associated Warrants, as well as potential liability for breaches of the Purchase Agreement, as it relates to the Investors.  In the event the Investors or the placement agent bring an action against us in connection with any of the above risks, we could be forced to expend significant funds in the defense of such action, could be forced to pay significant damages to the Investors in connection with such potential claims, and our management could be forced to expend a significant amount of their time in connection with such claims, instead of on our operations.  Any of the above could have a material adverse effect on our operations and results of operations, and could force us to expend or pay significant amounts of money in the future.

If stockholders sell a large number of shares registered on our previously filed Registration Statements, all at once or in blocks, the trading value of our shares could decline in value.

We registered 2,510,506 shares of common stock and an additional 941,053 shares of common stock issuable upon the exercise of outstanding Series C Warrants in connection with the filing of our Prospectus Supplement No. 2 to our Form S-3 Registration Statement in December 2010.  Additionally, pursuant to a resale Registration Statement, we registered an aggregate of 4,230,589 shares of common stock, which number includes all of the shares of common stock issuable upon exercise of the Series B Warrants and the Series C Warrants, not previously registered in the December 2010 Prospectus Supplement to the Form S-3 Registration Statement.  We only have 16,835,813 shares of common stock outstanding as of June 15, 2011.  As a result, the offer or sale of large numbers of shares in the future, including those shares registered in our Form S-3 Prospectus Supplement and the resale Registration Statement may cause the market price of our securities to decline in value.  The amount of common stock registered on behalf of the selling stockholders in the Registration Statements and which are eligible for immediate resale upon the exercise of the Warrants (including those registered in the Prospectus Supplement) and Agent Warrant, pursuant to their terms, would represent approximately 23.5% of our outstanding shares of common stock assuming the full exercise of all such warrants.

Nevada law and our Articles of Incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing shareholders.

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of June 15, 2011, we have 16,835,813 shares of common stock outstanding and no shares of preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, subject to the requirements of the NYSE Amex Equities (which generally require shareholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), which if issued could cause substantial dilution to our then shareholders.  Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding.  As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders.  Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have super voting rights and/or other rights or preferences which could provide the preferred shareholders with substantial voting control over us subsequent to this filing and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

The outstanding Series C Warrants are only required to be exercised, and the Company can only force the exercise of such warrants, if certain conditions provided in such warrants are met.

Each Series C Warrant has an exercise price of $2.62 per share.  The Series C Warrants are exercisable for the 10 trading day period ending on August 3, 2011, provided that the Company has the right to force the holders of the Series C Warrants to exercise the Series C Warrants if (a) the volume weighted average price (VWAP) of the Company's common stock on the NYSE Amex Equities exceeds $3.28 during the 11th through the 20th trading days immediately prior to the 216th day following the Closing Date; or (b) if on the 216th day following the Closing Date, the exercise price of $2.62 per share is less than the lower of (x) the VWAP for the ten days immediately preceding such date, and (y) the closing bid price on such date, subject in each case to the Company meeting certain requirements and maintaining certain conditions as set forth in such Series C Warrant.  The Series C Warrants expire automatically if not exercised by the 216th day following the Closing Date (unless such date falls on a holiday or weekend, in which case the next non-

holiday or weekend date).  The Series C Warrants also include a provision whereby the holders thereof are not eligible to exercise any portion of the warrants that would result in them becoming a beneficial owner of more than 9.99% of the Company's common stock.  As such, the Company will not receive the $6,577,525 due to the Company in connection with the exercise of the Series C Warrants if the conditions set forth above and described in greater detail in the Series C Warrants are not met, which require among other things, the trading price of the Company’s common stock exceeding $3.28.  Furthermore, the Series B Warrants and Agent Warrants, which are exercisable at the option of the holders thereof and do not contain forced exercise provisions like the Series C Warrants, have exercise prices of $2.86 and $2.98, respectively, and will not be exercised by the holders thereof, and the Company will not receive any consideration in connection therewith, unless the trading price of the Company’s common stock exceeds such exercise prices, and subject to such holder’s option to exercise such warrants.

Additionally, the Series B Warrants, the Series C Warrants, and the warrants granted to the Company’s placement agent, cannot be exercised unless there is a valid and effective registration statement covering the shares of common stock issuable upon exercise thereof on file with the SEC.  In the event our previously filed Shelf Registration Statement, or the resale Registration Statement, are deemed ineffective and we are unable to rely on such Registration Statements for the issuance of the shares of common stock issuable in connection with the exercise of the warrants or any other securities, or any other issues arise which prevent the holders thereof from validly exercising their rights under such warrants, we will not receive any additional funds in connection with such securities, even assuming the trading price of the Company’s common stock exceeds the exercise price of the warrants, and the holders thereof desire to exercise such warrants.

The Investors in the Company’s December 2010 sale of 2,510,506 units obtained a right of first refusal to provide additional funding to the Company.

Pursuant to the Securities Purchase Agreement (the Purchase Agreement), pursuant to which certain investors purchased an aggregate of 2,510,506 units in December 2010, the Company agreed that, until the first anniversary of the Closing Date (which date was December 30, 2010), the Company would not undertake any of the following, without the prior written consent of all of the investors (the Investors) (as described in greater detail in the Purchase Agreement): (A), directly or indirectly, file any registration statement with the SEC, (B) directly or indirectly, offer, sell, grant any option to purchase, or otherwise dispose of (or announce any offer, sale, grant or any option to purchase or other disposition of) any of its equity securities, including without limitation any debt, preferred stock or other instrument or security (a Subsequent Placement), or (C) be party to any solicitations or negotiations with regard to the foregoing.  Additionally, the Company agreed that until the second anniversary of the Closing Date, the Company would not, directly or indirectly, effect any Subsequent Placement unless the Company first provides the Investors notice of such Subsequent Placement and provides such Investors an opportunity to purchase up to 25% of the securities offered in such Subsequent Placement pursuant to the terms and conditions described in greater detail in the Purchase Agreement.

However, the above requirements do not apply to the Company's issuance or grant of any common stock issued or issuable: (i) in connection with any employee benefit plan approved by the Board of Directors, subject to a maximum of 150,000 shares to be issued to consultants in any calendar year; (ii) upon exercise of the Warrants and Agent Warrants; (iii) upon exercise of any options or convertible securities which were outstanding on the day immediately preceding the Closing Date; and (iv) in connection with mergers, acquisitions, strategic business transactions or joint ventures with a strategic partner who is not in the business of making financial investments, in each case with non-affiliated third parties and otherwise on an arm's-length basis, the primary purpose of which is not to raise additional capital (collectively (i) through (iv), Excluded Securities); provided that any shares issued or issuable in connection with any transaction contemplated by this clause (iv) that is either primarily (A) attributable to capital raising for the Company

(other than nominal amounts of capital) or (B) to raise capital for the Company, directly or indirectly, in connection with any transaction contemplated by this clause (iv), including, without limitation, securities issued in one or more related transactions or that result in similar economic consequences, shall not be deemed to be Excluded Securities.

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

Shareholders may be diluted significantly through our efforts to obtain financing and/or satisfy obligations through the issuance of additional shares of our common stock.

We currently have no committed source of financing (other than pursuant to Series C Warrants, which are required to be exercised assuming certain requirements therein (as described in greater detail above) are met. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock (subject to NYSE Amex Equities rules which limit among other things, the number of shares we can issue without shareholder approval to no more than 20% of our outstanding shares of common stock). These actions will result in dilution of the ownership interests of existing shareholders, and that dilution may be material.

If persons engage in short sales of our common stock, including sales of shares to be issued upon exercise of our outstanding warrants, the price of our common stock may decline.

Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. In addition, holders of options and warrants will sometimes sell short knowing they can, in effect, cover through the exercise of an option or warrant, thus locking in a profit. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock issued upon exercise of our outstanding warrants could cause even greater declines in the price of our common stock due to the number of additional shares available in the market upon such exercise, which could encourage short sales that could further undermine the value of our common stock. You could, therefore, experience a decline in the value of your investment as a result of short sales of our common stock.

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

We cannot predict whether future issuances of our common stock or resales in the open market will decrease the market price of our common stock. The impact of any such issuances or resales of our common stock on our market price may be increased as a result of the fact that our common stock is thinly, or infrequently, traded. The exercise of any options or the vesting of any restricted stock that we may grant to directors, executive officers and other employees in the future, the issuance of common stock in connection with acquisitions and other issuances of our common stock (including the sale of shares registered in the Registration Statements and/or pursuant to previous Registration Statements filed by the Company) could have an adverse effect on the market price of our common stock. In addition, future issuances of our common stock may be dilutive to existing shareholders. Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could lower the market price of our common stock.

ITEM 2.        PROPERTIES.

Oil and Gas Exploration and Production - Properties and Reserves

Reserve Information.  For estimates of Lucas's net proved producing reserves of crude oil and natural gas, as well as discussion of Lucas's proved and probable undeveloped reserves, see "Supplemental Information to Consolidated Financial Statements."

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company and the operators. The reserve data set forth in Supplemental Information to Consolidated Financial Statements represent only estimates.  Reserve engineering is a subjective process of estimating underground accumulations of crude oil and condensate, natural gas liquids and natural gas that cannot be measured in an exact manner.  The accuracy of any reserve estimate is a function of the amount and quality of available data and of engineering and geological interpretation and judgment.  As a result, estimates of different engineers normally vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate upward or downward.  Accordingly, reserve estimates are often different from the quantities ultimately recovered.  The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.  For related discussion, see ITEM 1A. Risk Factors.

Management maintains internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations as promulgated by the SEC.  As stated above, Lucas retained Forrest A. Garb & Associates, Inc. to prepare estimates of our oil and gas reserves.  Management works closely with this firm, and is responsible for providing the following information related to our oil and gas properties to the firm: working and net revenue interests, historical production rates, current operating and future development costs, and geoscience, engineering and other information. Our Chief Executive Officer reviews the final reserve estimate for completeness and reasonableness and, if necessary, discusses the process used and findings with the designated technical person at Forrest A. Garb & Associates, Inc.  Our Chief Executive Officer has 35 years of oil and gas experience and is a registered professional engineer.  The technical person primarily responsible for audit of our reserve estimates at Forrest

A. Garb & Associates, Inc. meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Forrest A. Garb & Associates, Inc. is an independent firm of petroleum engineers, geologists, geophysicists, and petro physicists; they do not own an interest in our properties and are not employed on a contingent fee basis. Reserve estimates are imprecise and subjective and may change at any time as additional information becomes available.  Furthermore, estimates of oil and gas reserves are projections based on engineering data.  There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production.  The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

In general, the rate of production from Lucas's crude oil and natural gas properties declines as reserves are produced.  Except to the extent Lucas acquires additional properties containing proved reserves, conducts successful exploration, exploitation and development activities or, through engineering studies, identifies additional behind-pipe zones or secondary recovery reserves, the proved reserves of Lucas will decline as reserves are produced.  The volumes to be generated from future activities of Lucas are therefore highly dependent upon the level of success in finding or acquiring additional reserves.  For related discussion, see ITEM 1A. Risk Factors.  Lucas's estimates of reserves filed with other federal agencies agree with the information set forth in Supplemental Information to Consolidated Financial Statements.

Acreage.  The following table summarizes Lucas's developed and undeveloped acreage at March 31, 2011. Excluded is acreage in which Lucas's interest is limited to owned royalties and other similar interests.

In certain leases, our ownership varies at different depths; therefore, the net acreage in these leases is calculated with consideration of the varying ownership interests.

Our properties consist of working and royalty interests owned by us in various crude oil and natural gas wells and oil and gas lease acreage located in Atascosa, Gonzales, Jasper, Karnes, Sabine and Wilson Counties, Texas, and McKinley County, New Mexico.
Acres
State of Texas
Gross Acreage - Surface Area	19,903
Net Acreage by Formation Below Surface
Austin Chalk and above	14,879
Below Austin Chalk *	4,602

State of New Mexico
Gross Acreage	13,705
Net Acreage	1,036

* The Eagle Ford formation can be found in approximately 4,400 net acres of the total net acreage below the Austin Chalk.

Wells

The following summarizes the Company's productive oil and gas wells as of March 31, 2011 and 2010.  Productive wells are producing wells and wells capable of production, but not necessarily in production at this time. Gross wells are the total number of wells in which the Company has an interest. Net wells are the sum of the Company's fractional working interests owned in the gross wells.

	At March 31,
	2011	2010
Crude oil wells, Texas:
Gross	57	30
Net	47	26
Natural gas wells, Texas:
Gross	1	-
Net	0.8	-
Crude oil wells, New Mexico:
Gross	3	-
Net	2.3	-
Natural gas wells, New Mexico:
Gross	1	-
Net	0.7	-

The following summarizes our net production sold and capital expenditures for the years ended March 31, 2011, 2010, and 2009:

	2011	2010	2009
Production sales:
Crude oil (Barrels or Bbls)	37,687	26,858	41,309
Natural gas (Thousand cubic feet or Mcf)	8,737	5,849	7,505
Total (barrels oil equivalent or Boe)	39,143	27,833	42,560

Capital expenditures *	$13,631,073	$2,836,900	$4,004,694

* Capital expenditures included oil and gas property acquisitions of $9.1 million, $1.9 million and $0.5 million for the years ended March 31, 2011, 2010 and 2009, respectively.

Set forth in the following table is the average sales price per unit of crude oil and of natural gas and average cost of production per Boe produced by us for the years ended March 31, 2011, 2010 and 2009:

	2011	2010	2009
Average sales price:
Crude oil ($/Bbl)	$79.19	$65.60	$80.82
Natural gas ($/Mcf)	4.30	2.73	5.77

Average cost of production ($/Boe):	48.62	42.32	31.62

The following table sets forth the capitalized costs relating to oil and gas producing activities as of March 31, 2011 and 2010:

	2011	2010

Proved oil and gas producing properties	$24,650,840	$24,699,722
Accumulated depletion	(3,709,719)	(2,482,433)

Net capitalized costs	$20,941,121	$22,217,289

We do not anticipate investing in or purchasing assets and/or property for the purpose of capital gains.  It is our intention to purchase assets and/or property for the purpose of enhancing our primary business operations.  We are not limited as to the percentage amount of our assets we may use to purchase any additional assets or properties.

ITEM 3.       LEGAL PROCEEDINGS.

The information required by this Item is set forth under the "Contingencies - Legal Proceedings" caption in Note 7 of Notes to Consolidated Financial Statements in Item 8 and is incorporated by reference herein.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

 Market Information

Our common stock is quoted on the NYSE Amex under the symbol LEI.  Set forth in the table below are the quarterly high and low prices of our common stock for the past two fiscal years.

	High	Low
2011
Quarter ended June 30, 2010	$3.39	$0.77
Quarter ended September 30, 2010	2.65	1.35
Quarter ended December 31, 2010	2.94	1.68
Quarter ended March 31, 2011	5.23	1.80

2010
Quarter ended June 30, 2009	$1.13	$0.80
Quarter ended September 30, 2009	1.98	0.69
Quarter ended December 31, 2009	0.67	0.44
Quarter ended March 31, 2010	0.96	0.50

Holders

As of June 15, 2011, there were approximately 165 record holders and approximately 7,785 beneficial owners of Lucas's common stock.

Dividend Policy

We have not declared or, paid cash dividends, or made distributions in the past. We do not  anticipate  that  we will  pay  cash  dividends  or  make distributions  in the  foreseeable  future.  We currently intend to retain and reinvest future earnings to finance operations.

Securities Authorized for Issuance Under Compensation Plans

The following table includes certain information about our 2010 Long-Term Incentive Plan as of March 31, 2011, which has been approved by stockholders:

	Number of Shares Authorized for Issuance under Plan	Number of Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Plan
2010 Long-Term
Incentive Plan	900,000	256,000	$1.99	411,473

Recent Sales of Unregistered Securities

During the year ended March 31, 2011, warrant holders exercised warrants to purchase 45,000 shares of common stock at $1.00 per share.  The warrants were originally issued to the warrant holders in connection with the purchase of units in a private equity placement in September 2009.

During the Quarter Ended March 31, 2011.  In February 2011, we issued 21,739 restricted shares of common stock to an entity in consideration for the purchase from such entity of an interest in certain oil and gas leases located in Karnes and Gonzalez County, Texas. In March 2011, we issued 70,000 restricted shares of common stock to an entity in consideration for the purchase from such entity of all of its interest in a certain oil and gas lease located in Wilson County, Texas. In March 2011, we issued 10,000 restricted shares of common stock to an individual in consideration for the ratification of certain previously purchased oil and gas leases and the purchase of five loads of water.

The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions.

All of the share issuances were conducted in compliance with the exemption from registration provided by Rule 4(2).

ITEM 6.       SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Lucas Energy, Inc., a Nevada corporation, is an emerging independent oil and gas company based in Houston, Texas. Lucas Energy, Inc. together with its subsidiary (collectively, the "Company," "Lucas," "Lucas Energy," or "we") acquires oil and gas properties and develops, produces and markets crude oil and natural gas from various known prolific and productive geological formations, including the Austin Chalk, Eagle Ford and Buda Formations, primarily in Gonzales, Wilson, Karnes and Atascosa Counties south of the City of San Antonio in South Texas and McKinley County in New Mexico.  Our goal is to become a recognized player in the development and production of crude oil and natural gas in established oil fields.

The Company's strategy is twofold:

•
We focus on building and developing a portfolio of oil and gas assets by acquiring what we believe are undervalued, underdeveloped and underperforming properties and for which we believe we can increase production economically and profitably. We do not operate in land not known to be a productive field; that is, we do not drill wildcat wells.

•
To efficiently pave the way towards growth, we enter into joint ventures, farm-outs and drilling arrangements with select and reputable oil and gas companies to exploit the productive geological formations in our properties.

Our fiscal year ends on the last day of March of the calendar year.  We refer to the twelve-month period ended March 31, 2011 as our 2011 fiscal year.

At March 31, 2011, the Company's total gross surface developed and undeveloped acreage in the State of Texas approximated 19,900 acres and total net developed and undeveloped acreage as measured from the land surface to the bottom of the Austin Chalk Formation approximated 14,900 acres and from the base of the Austin Chalk downward approximated 4,600 acres.  The Eagle Ford formation can be found in approximately 4,400 net acres of the total net acreage below the Austin Chalk.  At March 31, 2011, the Company's total developed and undeveloped acreage in the State of New Mexico approximated 13,705 acres and 1,036 net.  We currently operate 56 producing wells in the State of Texas that produce approximately 155 to 170 barrels of oil per day (BOPD), gross, and 115 to 130 BOPD, net.  The ratio between the gross and net production varies from period to period as we have different working interests and net revenue interests in different wells.  An affiliate of Hilcorp Energy Corporation operates two Eagle Ford horizontal wells, in each of which we have an 11% net revenue interest.  The wells exhibited initial production of approximately 1,000 gross BOPD.  We expect the two wells to average approximately 400 gross BOPD, or 44 net BOPD to Lucas, for the rest of the calendar year.  Our oil production sales totaled 39,143 barrels of oil equivalent (Boe), net to our interest for our fiscal year ended March 31, 2011.  We operate a majority of our oil and gas properties.  Our working and royalty interests vary at different fields and for different formations in our oil and gas properties.

At March 31, 2011, Lucas Energy's total estimated net proved reserves were 2.9 million Boe, of which 2.8 million barrels (Bbls) were crude oil and 843.2 million cubic feet (MMcf) were natural gas reserves, and Lucas Energy's total estimated net probable reserves were 1.5 million Boe, of which 1.3 million Bbls were crude oil reserves, and 809.6 MMcf were natural gas reserves (see Supplemental Information to Consolidated Financial Statements).  As of March 31, 2011, Lucas employed 12 full-time employees.  We also utilized about 10 contractors on an "as-needed" basis to carry out various functions of the Company, including but not limited to field operations, land administration and information technology maintenance.

With the successful implementation of our business plan, we may seek additional employees in the near future to handle anticipated potential growth.

Operations

Several important developments have occurred since March 31, 2010, our prior year fiscal year end.

Increased Crude Oil and Natural Gas Sales Volumes.  During the year ended March 31, 2011, our crude oil sales volumes increased to 37,687 Bbls or 103 BOPD from 26,858 Bbls, or 74 BOPD, during our prior fiscal year, an increase of 29 BOPD, or 39%.  A majority of our crude oil sales volumes came from production from the Austin Chalk formation, and we are the operator of these wells.  Included in the current fiscal year's sales volumes were 1,995 Bbls from two Eagle Ford wells operated by Hilcorp as a result of the farm-out agreement further described below.

At March 31, 2011, our crude oil inventory in the field tanks totaled approximately 8,300 Bbls net to Lucas as compared to approximately 4,200 Bbls net at March 31, 2010.  The buildup in field tanks was due primarily to increased production, the shortage of oil trucks in the area and some of the tanks not filled to a capacity which would justify a load up by the trucking company.   To remedy the situation, Lucas has engaged a local logistics company to expedite the trucking of oil in the field tanks to market.  As of May 31, 2011, our crude oil inventory in field tanks totaled approximately 7,400 Bbls net.

In November 2010, Lucas acquired an interest in the ARCO Fee A-908 No.1 well from an independent operator. The well was shut in at the time of the acquisition, and Lucas put the well back on production as a natural gas well producing from the Austin Chalk formation. The aggregate gross production for the months of January through March 2011 was approximately 7,800 Mcf of natural gas and 300 Bbls of condensate.  Currently, the well is producing approximately 300 Mcf of natural gas per day gross, or approximately 170 Mcf of natural gas per day, net to Lucas.

Increased Proved Reserves.  Our estimated net proved crude oil and natural gas reserves at March 31, 2011 and 2010 were approximately 2.9 million Boe and approximately 2.0 million Boe, respectively, an increase of 0.9 million Boe or 45%.  Crude oil reserves increased approximately 0.8 million Bbls or 41% and natural gas reserves increased 812.1 Mcf to 843.2 Mcf.  Using the average monthly crude oil price of $78.07 per Bbl and natural gas price of $3.12 per Mcf for the twelve months ended March 31, 2011, our estimated discounted future net cash flow (PV10) before tax expense for our proved reserves was approximately $56.5 million, an increase of $9.0 million or 19% from a year ago using the same pricing methodology.  Using a March 2011 crude oil price of $96.10 per barrel and natural gas price of $4.00 per Mcf, the estimated discounted net cash flow (PV10) before tax expense for our proved reserves was approximately $109.0 million. Oil and natural gas prices have historically been volatile and such volatility can have a significant impact on our estimates of proved reserves and the related PV10 value.

Our estimated net probable crude oil and natural gas reserves at March 31, 2011 and 2010 were approximately 1.5 million Boe and 0.7 million Boe. Using the average monthly crude oil price of $78.07 per Bbl and natural gas price of $3.12 per Mcf for the twelve months ended March 31, 2011, our estimated discounted future net cash flow (PV10) before tax expense for our probable reserves was approximately $7.3 million.  Using a March 2011 crude oil price of $96.10 per barrel and natural gas price of $4.00 per Mcf, the estimated discounted net cash flow (PV10) before tax expense for our probable reserves was approximately $17.2 million. Oil and natural gas prices have historically been volatile and such volatility can have a significant impact on our estimates of probable reserves and the related PV10 value.

For additional information about our reserves, see "Supplemental Information to Consolidated Financial Statements."

Eagle Ford Joint Venture Agreements.  During the current year, Lucas entered into two separate purchase and sale agreements to convey a portion of its leasehold interest in the rights below the base of the Austin Chalk formation, which is also the top of the Eagle Ford formation, and deeper (the Deep Rights) for the development of the Eagle Ford.  In both agreements, Lucas retained all of its rights above the base of the Austin Chalk formation, all current production, all equipment and well bores, and well bore production rights to certain specific wells drilled below the Austin Chalk formation.

The first agreement was entered into during the first quarter of the fiscal year with Hilcorp Energy I, LP, an affiliate of Hilcorp Energy Company, one of the largest privately-owned oil and gas companies in the United States. Under the terms of the agreement, Hilcorp acquired 85% of the Deep Rights to our leases only in Gonzales County for cash consideration plus carrying Lucas for 15% to the tanks for the first two Eagle Ford wells drilled.  Hilcorp completed the two horizontal wells in the fourth quarter of the current year. The second agreement was entered into during the fourth quarter of the current year with a subsidiary of Marathon Oil Corporation, Marathon Oil (East Texas) LP, whereby Marathon acquired 50% of the Deep Rights to our leases only in Wilson County for cash consideration.  The total net proceeds from the two transactions were $10.7 million, all of which was treated as a reduction in the carrying value of the Company’s oil and gas properties.  The property interests conveyed had an estimated acquisition cost of approximately $1.5 million.

The Company uses the Full Cost Method of accounting for its oil and gas properties.  Under this method, net proceeds from the sale of oil and gas properties, among other items are, in most circumstances, treated as a reduction to the capitalized costs of oil and gas properties on the Consolidated Balance Sheets.  Another commonly used and acceptable method of accounting for oil and gas properties is the Successful Efforts Method.  Under the Successful Efforts Method, the sale of a part of a proved property would be accounted for as the sale of an asset, and a gain or loss could be recognized.  Therefore, the accounting for the transaction described above would differ for a company following the Full Cost method versus a company utilizing the Successful Efforts method of accounting for oil and gas properties.

On June 1, 2011, Marathon Oil Corporation announced in a press release that it planned to buy acreage in the Eagle Ford held by Hilcorp Resources, an affiliate of Hilcorp Energy Company, in a transaction valued at approximately $3.5 billion.  It was reported in the media (which we cannot confirm or verify) that Marathon would essentially be paying approximately $21,000 to $25,000 per acre in the Eagle Ford.  Lucas is a joint venture partner with Hilcorp in the Eagle Ford trend in Gonzales County and with Marathon in Wilson County pursuant to the aforementioned agreements.  Hilcorp is expected to continue as operator for another six months. Management expects development of the Eagle Ford acreage in which Lucas has interests to move forward since the press releases filed by Marathon indicated that Marathon will increase the number of drilling rigs from six to twenty.

Major Expenditures.  The table below sets out the major components of our expenditures for the years ended March 31, 2011 and 2010:

	2011	2010
Additions to Oil and Gas Properties (Capitalized)
Acquisitions Using Cash	$8,311,800	$1,059,600
Other Capitalized Costs (a)	4,631,400	920,900
Subtotal	12,943,200	1,980,500
Acquisitions Using Shares	503,200	725,800
Other Non-Cash Acquisitions (b)	184,700	674,500
Total Additions to Oil and Gas Properties	13,631,100	3,380,800
Lease Operating Expenditures (Expensed)	1,700,600	1,048,300
Severance and Property Taxes (Expensed)	202,700	129,400
	$15,534,400	$4,558,500

General and Administrative Expense	$2,933,900	$1,561,700
Share-Based Compensation (Non-Cash)	$1,130,100	$128,500

(a) Other capitalized costs include title related expenses and tangible and intangible drilling costs.
(b) Other non-cash acquisitions include assumption of note payable and discharge of note receivable.

Project-Level Transactions.  As we focus our efforts on increasing our production, we also continue to evaluate different possible project-level transactions. As an example, in April 2011, Lucas entered into a joint venture agreement with Seidler Oil & Gas, LP.  Lucas will be the operator under the joint venture relationship, and expects to drill approximately eight new Austin Chalk wells, or new laterals in existing wells, during the 2011 calendar year. This joint venture is formed under standard industry terms, and will relate to both acreage currently held by Lucas, and newly acquired acreage.  We intend to continue to enter into similar project-level transactions to exploit our oil and gas assets with varying degrees of potential.

Our Strategy

Building and developing under-developed properties.  Acquisitions of oil and gas properties are a core part of our growth strategy.  We do not acquire what the industry commonly refers to as "junk wells" which are wells that are worthless.  We focus on acquiring shut-in wells that, in our assessment, have a high probability of additional recovery of reserves through our workover process or through the drilling of new laterals from old well bores.  Specifically, we seek out opportunities to acquire wells located in mature oil fields that we believe are under-developed and have the potential to recover significant oil reserves that are still in place. The term "under-developed" is an industry term meaning that the reservoirs of interest have either not been fully exploited through drilling, or the reserves in current well bores, whether active or plugged and abandoned, have not been fully recovered by primary recovery techniques.

Most of the acquisition prospects on which we conduct initial screenings are sourced directly by our senior management or by specialized third-party consultants with local area knowledge. Some of the wells that we have acquired have reduced reservoir pressure or fluid entry restrictions which cause lower production rates, while other wells have experienced mechanical problems.  Prospects that are of further interest to us after we complete our initial review, are evaluated for technical and economic viability.  We target well acquisitions which we estimate to have the following:

•	good opportunity and the appropriate acreage to drill additional laterals,

•	payback period of less than 12 months, and

•	projected internal rate of return on capital invested which is accretive to earnings

Our workover procedure is directed toward bringing wells back into production or enhancing production through ordinary practices used in the oil and gas industry.  Our workover procedures used on acquired wells include the installation of new or used equipment on the well; cleaning out the well or horizontal leg; treating the well with acid, soapy water, or proprietary chemicals sourced from third parties; re-entry of a plugged and abandoned well; and drilling of a new lateral, or lateral extension, on an existing well.  Our well workover program enables us to hold leases for additional future development.

Additionally, we have conducted reservoir engineering on a program to drill new laterals from existing well-bores or offset locations that we have already leased.  The purpose of these laterals are to provide more aerial access to the formation in order to increase the flow rate and to recover additional oil and gas reserves not recoverable from the existing vertical, straight holes.

Joint ventures, farm-outs and joint development arrangements. To efficiently pave the way towards growth, we plan to take advantage of our portfolio of geological formations under our leases. From time to time, we look for potential oil and gas business partners to provide expertise or financing to jointly develop our leases.  This approach can be undertaken through an array of joint ventures, farm-outs and joint development arrangements to share costs, risks and benefits.  We may enter into different arrangements, including but not limited to, farm-out, joint venture, drilling participation, limited partnership or any other suitable arrangement with respect to developing our properties and acquiring additional properties.  Currently, we have joint venture agreements in place with several oil companies, including a major independent oil company, focused on the Eagle Ford formation.

Operations and Oil and Gas Properties

We operate in known productive areas; that is, we do not drill wildcat wells.  Our holdings are found in a broad area of current industry activity in Gonzales, Wilson, Karnes and Atascosa Counties in Texas and McKinley County in New Mexico.  In Texas, we concentrate on three vertically adjacent target formations: Austin Chalk, Eagle Ford, and Buda, listed in the order of increasing depth measuring from the land surface. Activity in this area has been uninterrupted since the late 1970’s. The recent development of the Eagle Ford as a high potential producing zone has heightened industry interest and success.  Lucas's acreage position is in the oil window of the Eagle Ford play. Lucas has logged the Eagle Ford, as well as the Austin and Buda, in multiple wells with modern technology shale logs. This advanced tool and analytical procedure allows detailed evaluation of the Eagle Ford formation. Lucas has successfully logged and tested several vertical wells in the Eagle Ford, and will include horizontal development drilling of the Eagle Ford in our future operations.

Austin Chalk. The Company’s original activity started in Gonzales County by acquiring existing shut-in and stripper wells and improving production in those wells. Most of the wells had produced from the Austin Chalk. Our original approach was to open more of the Austin Chalk to the wellbore by drilling deeper into the formation and re-stimulating these wells. The Austin Chalk is a dense limestone, varying in thickness along its trend from approximately 200 feet to more than 800 feet. It produces by virtue of localized, highly-fractured intervals within the formation; and seismic data can be used to help identify these fractured zones. After discovery and development of the Austin Chalk formation in the Pearsall area in the 1950’s, the Giddings field was rapidly exploited in the 1970’s, which eventually expanded to include a long, narrow trend which extends from the Texas-Mexico border up through northeast Texas into Louisiana.

Original drilling was done with vertical holes, but the current horizontal drilling techniques have greatly expanded development. We employ horizontal drilling in our ongoing Austin Chalk development.

Eagle Ford.  Drilling activities by other operators over the recent years and the improvement in horizontal drilling, well stimulation, and completion technologies, have brought the Eagle Ford play to prominence as one of the foremost plays in the United States today.  A few of the more active companies in this play include Apache Corporation, ConocoPhillips, EOG Resources, Inc., PetroHawk Energy and Pioneer Natural Resources.  Initial results have been very promising and the area has good industry infrastructure and capacity.

    (source: U.S. Energy Information Administration)

On Lucas's leases, the Eagle Ford is a shale-like limestone with a high content of organic shale matter that directly underlies the Austin Chalk and is believed to be the primary source of oil and gas produced from the Austin Chalk. Reservoir thickness varies from approximately 80 feet in the shallower portions of the trend to more than 300 feet in the deeper areas. One of the more notable Eagle Ford producers is the #1 Domingo Torres well, originally completed in the Eagle Ford in 1977. This vertical well is positioned among Lucas's Gonzales County leases and has produced more than 140,000 barrels of oil.

Buda.  The Buda limestone directly underlies the Eagle Ford. Its thickness varies from approximately 100 feet to more than 150 feet in this area. The Buda produces from natural fractures and matrix porosity and is prospective across this whole area. There are a number of Buda wells with cumulative production of more than 100,000 barrels of oil. Lucas has re-completed wells which previously produced from the Buda, and deepened and successfully completed other wells in the Buda. Future development plans include more of this type of activity in both vertical and horizontal wells.

Our Strengths

We believe our strengths will help us successfully execute our business strategies:

We benefit from the increasing value, attention and activity in the Eagle Ford. Activity levels in the Eagle Ford continue to increase. It was reported at the May 2011 North American Petroleum Accounting Council meeting that the number of wells completed in the Eagle Ford increased from below 75 in 2009 to approximately 345 in 2010 and that the number of wells completed in the Eagle Ford for the first two months of 2011 was 116. We benefit from the increasing number of wells drilled and the corresponding data available from public and governmental sources. This activity and data have begun to define the geographic extent of the Eagle Ford formation, which we believe will assist us in evaluating future leasehold acquisitions and development operations. In addition, the leading operators in the Eagle Ford have developed drilling and completion technologies that have significantly reduced production risk and decreased per unit drilling and completion costs.

Our size, local knowledge and contacts allow us to pursue a broader range of acquisition opportunities. Our size provides us with the opportunity to acquire smaller acreage blocks that may be less attractive to larger operators in the area.  Certain local landowners have expressed their preference to have Lucas operate on their properties rather than other companies. We believe that our acquisition of these smaller blocks will have a meaningful impact on our overall acreage position.

Experienced management team with proven acquisition, operating and financing capabilities. Mr. William A. Sawyer, our Chief Executive Officer, has 35 years of oil and gas experience, his operation experience includes ARCO, Houston Oil & Minerals, Superior Oil and ERCO.  Mr. Sawyer is a registered professional engineer and is the founder of Exploitation Engineers, a petroleum consulting firm. He is complemented by Mr. K. Andrew Lai, our Chief Financial Officer, who has 24 years of upstream oil and gas industry finance experience.  His career includes various finance managerial positions at EOG Resources, Inc. and UMC Petroleum Corp., which eventually merged into Devon Energy, Inc.

We essentially have no outstanding indebtedness and have the ability to generate funding through the sale of common and preferred stock.  The Company has no material outstanding financing indebtedness. The Company currently has the ability (subject to certain requirements of Form S-3 and the amount of securities previously sold in primary offerings by the Company pursuant to Form S-3 in the last twelve calendar months) to register and sell additional shares of its common stock under a shelf registration.  In addition, at Lucas's annual meeting of stockholders held on January 10, 2011, the stockholders approved an amendment to Lucas's Articles of Incorporation to authorize the Board of Directors to designate and issue shares of preferred stock.  As a result of such amendment, the Board is permitted to issue up to 10,000,000 shares of preferred stock from time to time for any proper corporate purpose, including acquisitions of other businesses or properties and to raise additional capital with such terms and conditions as the Board may determine in its sole authority.  The Company has not issued any shares of its preferred stock.

Results of Operations

The following discussion and analysis of the results of operations for each of the two fiscal years in the period ended March 31, 2011 should be read in conjunction with the consolidated financial statements of Lucas Energy and notes thereto beginning with page F-1.  As used below, the abbreviations "Bbls" stands for barrels, "Mcf" for thousand cubic feet and "Boe" for barrels of oil equivalent.

We reported a net loss for the year ended March 31, 2011 of $4.5 million, or $0.31 per share. For the year ended March 31, 2010, we reported a net loss of $2.3 million, or $0.21 per share. Net loss increased by $2.2 million year over year, primarily due to increased operating expenses, partially offset by increased operating revenues.

Net Operating Revenues

The following table sets forth the revenue and production data for continuing operations for the years ended March 31, 2011 and 2010:

				%
	2011	2010	Increase	Incr(Decr)
Sale Volumes:
Crude Oil (Bbls)	37,687	26,858	10,829	40%
Natural Gas (Mcf)	8,737	5,849	2,888	49%
Total (Boe)	39,143	27,833	11,310	41%

Crude Oil (Bbls per day)	103	74	29	39%
Natural Gas (Mcf per day)	24	16	8	50%
Total (Boe per day)	107	77	30	39%

Crude Oil in Tanks
At End of Period (Bbls)	8,300	4,200	4,100	98%

Average Sale Price:
Crude Oil ($/Bbl)	$79.19	$65.60	$13.59	21%
Natural Gas ($/Mcf)	$4.30	$2.73	$1.57	58%

Net Operating Revenues:
Crude Oil	$2,984,504	$1,761,782	$1,222,722	69%
Natural Gas	37,581	15,954	21,627	136%
Total Revenues	$3,022,085	$1,777,736	$1,244,349	70%

Total crude oil and natural gas revenues for the year ended March 31, 2011 increased $1,244,300, or 70%, to $3,022,100 from $1,777,700 for the same period a year ago, due primarily to a favorable crude oil volume variance of $857,500 and a favorable crude oil price variance of $365,000.  The increase in crude oil volumes sold was due to higher production levels during the 2011 fiscal year as compared to the prior year was attributable to production from 10 newly acquired wells along with production from 12 successfully re-completed wells during the 2011 fiscal year.

Lucas recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as crude oil and natural gas is produced and sold from those wells. Costs associated with production are expensed in the period incurred.  Crude oil produced but remaining as inventory in field tanks is not recorded in Lucas's financial statements.  At March 31, 2011, our crude oil inventory in field tanks totaled approximately 8,300 Bbls net to Lucas as compared to approximately 4,200 Bbls net at March 31, 2010.  The buildup in field tanks was due primarily to increased production, the shortage of oil trucks in the area and some of the tanks not filled to a capacity which would justify a load up by the trucking company.   To remedy the situation, Lucas has engaged a local logistics company to expedite the trucking of oil in the tanks to market.

Operating and Other Expenses

			Increase	%
	2011	2010	(Decrease)	Incr(Decr)
Lease Operating Expenses	$1,700,576	$1,048,333	$652,243	62%
Severance and Property Taxes	202,709	129,432	73,277	57%
Depreciation,
Depletion, and Amortization	1,291,581	787,340	504,241	64%
General and Administrative	2,933,930	1,561,698	1,372,232	88%
Share-Based Compensation	1,130,070	128,472	1,001,598	780%
Interest Expense	262,144	301,787	(39,643)	-13%

Lease Operating Expenses.  Lease operating expenses can be divided into the following categories: costs to operate and maintain Lucas's crude oil and natural gas wells, the cost of workovers and lease and well administrative expenses.  Operating and maintenance expenses include, among other things, pumping services, salt water disposal, equipment repair and maintenance, compression expense, lease upkeep and fuel and power.  Workovers are operations to restore or maintain production from existing wells.  Each of these categories of costs individually fluctuates from time to time as Lucas attempts to maintain and increase production while maintaining efficient, safe and environmentally responsible operations.  The costs of services charged to Lucas by vendors, fluctuate over time.

Lease operating expenses of $1,700,600 for the year ended March 31, 2011 increased $652,200, or 62%, from $1,048,300 for the same period a year ago, primarily due to increased expenses associated with increased production including workover costs of $303,400, treatment costs of $121,200 and maintenance costs of $126,800 along with higher fuel and water hauling costs of $133,800 resulting from newly acquired and successfully completed wells, partially offset by a decrease in rental expense of $43,400.

Depreciation, Depletion, Amortization and Accretion (“DD&A”).  DD&A of the cost of proved oil and gas properties is calculated using the unit-of-production method.  Under Full Cost Accounting, the amortization base is comprised of the total capitalized costs and total future investment costs associated with all proved reserves.

DD&A expenses for the year ended March 31, 2011 increased $504,200, or 64%, to $1,291,600 from $787,300 for the same period a year ago.   The increase was primarily due to increased production of 11,300 Boe and a higher unit DD&A rate.  The corresponding increases in DD&A due to increased production and higher unit DD&A rate were $499,300 and $57,300, respectively.  The unit DD&A rate increased to $31.35 per Boe from $26.28 per Boe due primarily to an increase in the future investment costs associated with the Company's proved undeveloped reserves for the year ended March 31, 2011 as compared to the same period a year ago.

General and Administrative Expenses. General and administrative expenses increased approximately $1,372,200 for the year ended March 31, 2011 as compared to the prior year primarily due to an increase in professional fees, company payroll and investor relations expense of approximately $660,100, $337,400 and 252,400, respectively.

Share-Based Compensation. Share-based compensation, which is included in General and Administrative expense in the Consolidated Statements of Operations increased approximately $1,001,600 for the year ended March 31, 2011 as compared to the prior year primarily due to an increase in share-based compensation paid to consultants of approximately $517,300 and to officers and directors of approximately $484,300. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Expense.  Interest expense decreased by approximately $39,600 due primarily to the May 2010 payment of the outstanding balance under the Amegy Credit Facility and termination of the related credit agreement.

Liquidity and Capital Resources

Cash Flow

The primary sources of cash for Lucas during the two-year period ended March 31, 2011 were funds generated from sales of crude oil and natural gas, proceeds from the sale of oil and gas properties, proceeds from short-term borrowings and proceeds from sale of shares of the Company's common stock.  The primary uses of cash were funds used in operations, acquisitions of oil and gas properties and equipment, and repayments of debt.

Net cash used by operating activities was $4,844,800 for the year ended March 31, 2011 as compared to net cash provided by operating activities of $1,246,200 for the same period a year ago. The decrease in net cash provided by operating activities of $6,091,000 primarily reflects an increase in cash operating expenses of $2,097,800, and unfavorable changes in working capital and other assets and liabilities of $5,369,800, partially offset by an increase in crude oil and natural gas revenues of $1,244,300.

Net cash provided by investing activities of $820,600 for the year ended March 31, 2011 increased by $778,400 from $42,200 for the same period a year ago due primarily to an increase in proceeds from the sale of oil and gas properties of $12,131,500 and favorable changes in working capital associated with investing activities of $282,200, partially offset by an increase in purchase of oil and gas property and equipment of $11,462,700.

Net cash provided by financing activities of $4,672,500 for the year ended March 31, 2011 included proceeds from the issuances of shares of our common stock of $6,777,500, partially offset by the full repayment of the Amegy Bank Credit Facility of $2,150,000. Cash provided by financing activities for the year ended March 31, 2010 included short-term borrowings of $740,000 and proceeds from issuances of shares of our common stock of $277,500, offset by the repayment of the Amegy Bank Credit Facility of $500,000 and cash paid for deferred offering costs of $119,900.

Financing

The Company has no material outstanding financing indebtedness. In connection with an oil and gas property acquisition, we assumed a note payable which had a balance on March 31, 2011 of approximately $91,000.  Lucas may also take action in the future to sell additional securities pursuant to shelf offerings, subject to the rules and regulations of the NYSE Amex and the requirements of Form S-3, which prohibit Lucas, until such time as the aggregate market value of its voting and non-voting common equity held by non-affiliates (the Non-Affiliate Market Value) is $75 million or more, if ever, from selling more than one-third of its Non-Affiliate Market Value in primary offerings pursuant to Form S-3 during any 12 calendar months.  During the 12 months ended March 31, 2011, Lucas had sold $10 million of securities in primary offerings pursuant to Form S-3 and had a Non-Affiliated Market Value of approximately $50 to 60 million, allowing Lucas to sell approximately $16.7 to $20 million (i.e., one-third of such Non-Affiliate Market Value) in aggregate in any 12 month period under Form S-3.  As a result, Lucas had the ability to sell approximately $6.7 million to $10 million of additional securities in primary offerings under Form S-3 as of March 31, 2011.  In order to sell additional securities in primary offerings under Form S-3, Lucas will need to file and obtain effectiveness of a Form S-3 primary offering document and also file a prospectus supplement in connection therewith disclosing the material terms of the proposed offering transaction.

Additionally, at Lucas's annual meeting of stockholders held on January 10, 2011, the stockholders approved an amendment to Lucas’s Articles of Incorporation to authorize the Board of Directors to designate and issue shares of preferred stock.  As a result of such amendment, the Board is permitted to issue up to 10,000,000 shares of preferred stock from time to time for any proper corporate purpose, including acquisitions of other businesses or properties and the raising of additional capital. Lucas has no definitive plans to sell or issue preferred stock securities at this time.  Currently, no shares of the Company's preferred stock are issued or outstanding.

Effective December 30, 2010 (the Closing Date), the Company sold an aggregate of 2,510,506 units pursuant to a Securities Purchase Agreement (the Purchase Agreement) to certain institutional investors (the Investors), each consisting of (a) one share of our common stock; (b) one Series B Warrant to purchase one share of our common stock at an exercise price of $2.86 per share (the Series B Warrants); and (c) one Series C Warrant to purchase one share of our common stock at an exercise price of $2.62 per share (the Series C Warrants and together with the Series B Warrants, the Warrants, and collectively with the shares of common stock, the Units).  The Offering grossed almost $6 million in cash and netted $5.5 million after expenses.

The Units were offered through a Prospectus Supplement (Supplement No. 2) filed with the Securities and Exchange Commission on December 30, 2010 and accompanying base prospectus (the Prospectus Supplement) filed in connection with the Company’s Form S-3 shelf registration statement previously filed with the Securities and Exchange Commission on December 31, 2009, which registered an aggregate of $10,000,000 in securities (the Shelf Registration).  The Company originally believed on the Closing Date and at the time of the filing of the Prospectus Supplement, that the Shelf Registration had sufficient capacity to cover and register all of the shares of common stock sold in connection with the Units, all of the Series B Warrants, all of the Series C Warrants, and warrants to purchase 150,630 shares of our common stock granted to the placement agent (the Agent Warrants), and all of the shares of common stock issuable upon the exercise of such warrants in the Prospectus Supplement. However, the Company subsequently determined that this was not the case.  Specifically, the Company later determined that the Shelf Registration only had sufficient capacity to cover and register the 2,510,506 shares of common stock included in the Units and 941,053 shares out of the 2,510,506 shares of common stock issuable under the Series C Warrants and such warrants on the Prospectus Supplement (the Shelf Registered Warrants).  The Company subsequently filed a Form S-3 resale Registration Statement to register the shares of common stock underlying the Class B Warrants and those Class C Warrants not registered in the Shelf Registration (see also “We may continue to have potential liability pursuant to the terms of the Purchase Agreement, even though our recently filed Form S-3 Registration Statement was declared effective” under Risk Factors herein).

           During the year ended March 31, 2011, we raised $1.2 million, net to Lucas through an “at-the-market” (“ATM”) public equity offering in which we sold 778,170 newly issued shares of common stock from our effective S-3 shelf registration statement.

We anticipate that cash flows from operating activities; cash on hand at March 31, 2011; future equity placements under our S-3 shelf registration statement through an ATM public offering(s) or registered direct placement(s); and/or other debt or equity placements will be sufficient to fund our operating and administrative requirements for the 2012 fiscal year. Additionally, we expect to fund our 2012 fiscal year oil and gas capital expenditure requirements through a combination of cash on hand, sales of additional properties; joint venture arrangements, working interest participants’ buy-in to existing wells and programs, and other sources of capital, such as private equity and debt placements, public offerings, and traditional reserve-based financing and credit facilities.

We currently have no definitive agreements or arrangements for additional funding, other than rights we may have under the Series C Warrants (described under Note 9 to the Consolidated Financial Statements), subject to certain conditions being met for such exercises, and our other outstanding warrants.  Future financings could result in significant dilution to our shareholders or may not be available on acceptable terms in the time frame necessary, or may not be available or acceptable to us at all.

Contractual Obligations

            The following table summarizes Lucas's contractual obligations at March 31, 2011:

At March 31, 2011, Lucas did not have any drilling, drilling rig or  related commitments.

		Years Ended March 31,
					2017 and
Contractual Obligations	Total	2012	2013 - 2014	2015 - 2016	Beyond
Current and Long-Term Debt	$90,841	$30,727	$60,114	$-	$-
Non-Cancelable Operating Leases	92,348	82,320	10,028	-	-
Interest Payments
on Long-Term Debt	15,757	9,247	6,510	-	-
Total Contractual Obligations	$198,946	$122,294	$76,652	$-	$-

Off-Balance Sheet Arrangements

         Lucas does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships.  Such entities or partnerships, often referred to as variable interest entities (VIE) or special purpose entities (SPE), are generally established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. Lucas was not involved in any unconsolidated VIE or SPE financial transactions or any other "off-balance sheet arrangement" (as defined in Item 303(a)(4)(ii) of Regulation S-K) during any of the periods covered by this report, and currently has no intention of participating in any such transaction or arrangement in the foreseeable future.

Critical Accounting Policies

Lucas prepares its financial statements and the accompanying notes in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and the accompanying notes.  Lucas identifies certain accounting policies as critical based on, among other things, their impact on the portrayal of Lucas's financial condition, results of operations or liquidity, and the degree of difficulty, subjectivity and complexity in their deployment.  Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown.  Management routinely discusses the development, selection and disclosure of each of the critical accounting policies.  Following is a discussion of Lucas's most critical accounting policies:

Proved Oil and Gas Reserves

Lucas's independent petroleum consultants estimate proved oil and gas reserves, which directly impact financial accounting estimates, including depreciation, depletion and amortization.  Proved reserves represent estimated quantities of crude oil and condensate, natural gas liquids and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made.  The process of estimating quantities of proved oil and gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir.  The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.  Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time.  For related discussion, see ITEM 1A. Risk Factors.

Oil and Gas Properties, Full Cost Method

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs on a country-by-country basis. Properties not subject to amortization consist of exploration and development costs, which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Lucas assesses overall values of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred.  Impairment of unproved properties is assessed based on management's intention with regard to future development of individually significant properties and the ability of Lucas to obtain funds to finance their programs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Costs of oil and gas properties are amortized using the units of production method.  Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

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

Share-Based Compensation

              In accounting for share-based compensation, judgments and estimates are made regarding, among other things, the appropriate valuation methodology to follow in valuing stock compensation awards and the related inputs required by those valuation methodologies.  Assumptions regarding expected volatility of

Lucas's common stock, the level of risk-free interest rates, expected dividend yields on Lucas's stock, the expected term of the awards and other valuation inputs are subject to change.  Any such changes could result in different valuations and thus impact the amount of share-based compensation expense recognized in the Consolidated Statements of Operations.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements as of March 31, 2011 and 2010 and for the fiscal years ended March 31, 2011 and 2010 have been audited by GBH CPAs, PC, an independent registered public accounting firm, and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X as promulgated by the SEC.  The aforementioned consolidated financial statements are included herein starting with page F-1.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2011, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our principal executive officer and principal financial officer, have concluded that, as of March 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed under the supervision of our Principal

Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the criteria framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

The following table sets forth the names, ages, and offices held by our directors and executive officers:

Name	Position	Date First Elected	Age
J. Fred Hofheinz	Chairman of Board	September 18, 2008	73
William A. Sawyer	Chief Executive Officer, Director	April 6, 2005	62
K. Andrew Lai	Chief Financial Officer, Treasurer	February 18, 2011	47
Peter K. Grunebaum	Director	January 29, 2007	77
W. Andrew Krusen, Jr.	Director	October 8, 2009	63

Information Concerning the Board of Directors and its Committees.

All Directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.  There are no agreements with respect to the election of Directors.  We have historically compensated our Directors for service on the Board and committees thereof through the issuance of shares of common stock and nominal cash compensation for meeting fees. Additionally, we reimburse Directors for expenses incurred by them in connection with the attendance at meetings of the Board and any committee thereof (as described below).  The Board appoints annually the executive officers of the Company and the executive officers serve at the discretion of the Board.

The business experience of each of the persons listed above during the past five years is as follows:

J. FRED HOFHEINZ, CHAIRMAN OF BOARD, CHAIR OF NOMINATING COMMITTEE

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

For the past five years Mr. Hofheinz has been an investor and a practicing attorney with the firm of Williams, Birnberg & Anderson LLP in Houston, Texas.  While he has numerous investments in real estate, his principal investment interest is in oil and gas.  He has been actively engaged in successful exploration and production ventures, both domestic and international.  He holds a PhD in economics, from the University of Texas and takes an active interest in Houston’s civic and charitable affairs.  He was admitted to the Texas bar in 1964, having received his preparatory education at the University of Texas, (B.A., M.A., Ph.D., 1960-1964); and his Legal education at the University of Houston (J.D., 1964).  From July 1, 2007 to February 28, 2011, Mr. Hofheinz served as a Manager of El Tex Petroleum, LLC, which Lucas entered into an acquisition transaction with during fiscal 2010 as described in greater detail under “Certain Relationships and Related Transactions,” below.

Director Qualifications:

Mr. Hofheinz has extensive experience in the oil and gas industry and the business world in general, in particular with respect to publicly listed companies. He also has extensive academic and practical knowledge of doing business in Texas and the United States. In addition, we believe Mr. Hofheinz demonstrates personal and professional integrity, ability, judgment, and effectiveness in serving the long-term interests of the Company’s shareholders.   As such, we believe that Mr. Hofheinz is qualified to serve as a Director.

WILLIAM A. SAWYER, DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Mr. Sawyer has been a Director of the Company since April 6, 2005. Mr. Sawyer has over 30 years of diversified experience in the energy industry with firms such as; ARCO, Houston Oil & Minerals, Superior Oil (Mobil), and ERCO. Mr. Sawyer founded the petroleum consulting firm of Exploitation Engineers, Inc. and his clients included private investors, independent oil companies, banking institutions, major energy and chemical companies, and the US government. In connection with Exploitation Engineers, Mr. Sawyer evaluated and managed large projects such as a private trust that held working interests in several hundred producing and non-producing oil and gas properties.  Mr. Sawyer has been an expert witness in federal court, state court, and before several state agencies in Texas and Oklahoma, and he has testified as to the fair market value of mineral interests and sub-surface storage interests.  Mr. Sawyer co-founded the Company and was originally appointed to Vice President of the Company on June 13, 2006.  Mr. Sawyer has served as a Director of the Company and as its chief operating officer, until his appointment to President and CEO on January 22, 2009.

Director Qualifications:

Mr. Sawyer has extensive experience in the oil and gas industry and the business world in general, in particular with respect to engineering management of mature oil wells, commercial, and reservoir management. He also has extensive academic and practical knowledge of doing business in Texas and the United States. In addition, we believe Mr. Sawyer demonstrates personal and professional integrity, ability, judgment, and effectiveness in serving the long-term interests of the Company’s shareholders. As a result of the above, we believe that Mr. Sawyer is qualified to serve as a Director.

K. ANDREW LAI, CHIEF FINANCIAL OFFICER, TREASURER AND SECRETARY

Effective February 18, 2011, the Company appointed K. Andrew Lai, as Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Lai has over 20 years of corporate and financial experience primarily in the exploration and production sector of the oil and gas energy industry, with a specialization in accounting, legal and administrative functions.  From April 2010 to January 2011, Mr. Lai was an international financial consultant. From October 2008 to April 2010, Mr. Lai served as Chief Financial Officer with Far East Energy Corporation (Far East), based in Houston, Texas.  Mr. Lai joined Far East in January 2007 and served as a member of Far East's management team until his appointment as Chief Financial Officer in October 2008.  From April 1999 to January 2007, Mr. Lai held various managerial positions with EOG Resources, Inc., in Houston, Texas.  From 1995 to 1999, Mr. Lai was a sole practitioner at his own certified public accountant firm.  From 1987 to 1995, Mr. Lai held various positions with UMC Petroleum Corp. (which subsequently merged into Devon Energy).  Mr. Lai received his Bachelor of Business Administration from the University of Houston in December 1987, his Master of Business Administration from the University of Houston in May 1991, and his Juris Doctorate from the University of Houston in May 2004.  Mr. Lai is a Certified Public Accountant, a member of the State Bar of Texas, a member of the American Bar Association, and the American Institute of Certified Public Accountants.

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

Director Qualifications:

Mr. Grunebaum has extensive experience in the oil and gas industry and the business world in general, in particular with respect to founding and funding publicly listed companies such as Devon Energy. He also has extensive academic and practical knowledge of doing business in Texas and the United States. In addition, we believe Mr. Grunebaum demonstrates personal and professional integrity, ability, judgment, and effectiveness in serving the long-term interests of the Company’s shareholders.  As a result of the above, we believe that Mr. Grunebaum is qualified to serve as a Director.

W. ANDREW KRUSEN, JR. – DIRECTOR, CHAIR OF THE COMPENSATION COMMITTEE

Mr. Krusen has been Chairman and Chief Executive Officer of Dominion Financial Group, Inc. since 1987. Dominion Financial is a merchant banking organization that provides investment capital to the natural resources, communications and manufacturing and distribution sectors.  Mr. Krusen is currently a Director and chairman of Florida Capital Group, Inc. – a Florida bank holding company, as well as Florida Capital Bank, N.A. its wholly-owned subsidiary.  He also serves as a Director of publicly-traded Canada Flourspar Inc., a specialty mineral concern; and Raymond James Trust Company, a subsidiary of Raymond James Financial, Inc. – and numerous privately held companies, including Beall’s Inc., Telovations, Inc., PlanSource Holdings, Inc. and Romark Laboratories, LLC.  Mr. Krusen is a former member of the Young Presidents’ Organization, and he is currently a member of the World President’s Organization, Society of International Business Fellows and a Trustee of the International Tennis Hall of Fame.  He is past Chairman of Tampa's Museum of Science and Industry.  Mr. Krusen graduated from Princeton University in 1970.  From July 1, 2007 to February 28, 2011, Mr. Krusen served as a Manager of El Tex Petroleum, LLC, which Lucas entered into an acquisition transaction with during fiscal 2010 as described in greater detail under “Certain Relationships and Related Transactions,” below.

Director Qualifications:

Mr. Krusen has extensive experience in the oil and gas industry and the business world in general, in particular with respect to founding and funding publicly listed companies. He also has extensive academic and practical knowledge of doing business in Texas and the United States. In addition, we believe Mr. Krusen demonstrates personal and professional integrity, ability, judgment, and effectiveness in serving the long-term interests of the Company’s shareholders.  As a result of the above, we believe that Mr. Krusen is qualified to serve as a Director.

Family Relationships

There are no family relationships among our Directors or executive officers.

Involvement in Certain Legal Proceedings

Our Directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board Leadership Structure

The roles of Chairman and Chief Executive Officer of the Company are currently held separately. Mr. Hofheinz serves as Chairman and Mr. Sawyer serves as Chief Executive Officer. The Board of Directors does not have a policy as to whether the Chairman should be an independent Director, an affiliated Director, or a member of management.  Our Board believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management and the independent members of our Board (including Mr. Hofheinz as Chairman). It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to our Chief Executive Officer, while enabling the independent Directors to facilitate our Board’s independent oversight of management, promote communication between management and our Board, and support our Board’s consideration of key governance matters. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

Risk Oversight

The Board exercises direct oversight of strategic risks to the Company. The Audit Committee reviews and assesses the Company’s processes to manage business and financial risk and financial reporting risk. It also reviews the Company’s policies for risk assessment and assesses steps management has taken to control significant risks. The Compensation Committee oversees risks relating to compensation programs and policies. In each case management periodically reports to our Board or relevant committee, which provides the relevant oversight on risk assessment and mitigation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our Directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act.

Based solely on the reports received by us and on the representations of the reporting persons, we believe that all required Directors, officers and greater than ten percent shareholders complied with applicable filing requirements during the fiscal year ended March 31, 2011, except that (a) J. Fred Hofheinz, William A. Sawyer, Peter K. Grunebaum and W. Andrew Krusen, Jr., each a Director of the Company, inadvertently did not timely file a Form 4 with the SEC in connection with their issuance by the Company of 12,000 shares of common stock for services rendered as a Director of the Company during the April 1, 2009 to March 31, 2010 fiscal year and the grant of options to purchase 24,000 shares of common stock to each Director for services to be rendered during the April 1, 2010 to March 31, 2011 fiscal year, which grants were approved by the stockholders of the Company effective January 10, 2011, but which reports were not filed until January 27, 2011 (Mr. Hofheinz); January 27, 2011 (Mr. Sawyer); January 28, 2011 (Mr. Grunebaum); and February 1, 2011 (Mr. Krusen); (b) William A. Sawyer inadvertently did not timely file a Form 4 with the SEC in connection with his issuance by the Company of 17,500 shares of common stock in consideration for services rendered on October 7, 2010, and an additional 17,500 shares of common stock in the event the net production of the Company averages over 10,000 barrels of oil per month for a period of six months, which report was not filed until December 6, 2010; (c) Donald L. Sytsma failed to file a Form 4 or Form 5 disclosing his receipt of 30,000 shares of the Company’s common stock as severance pay in connection with his resignation as the Chief Financial Officer of the Company on October 7, 2010; (d) K. Andrew Lai inadvertently did not timely file a Form 4 with the SEC in connection with his grant from the Board of Directors on February 18, 2011 of options to purchase 160,000 shares of the Company’s common stock in connection with his appointment as the Chief Financial Officer of the Company, which have a term of five years and an exercise price of $1.94 per share, which Form 4 was subsequently filed with the SEC on June 17, 2011; and (e) William A. Sawyer inadvertently did not timely file a Form 4 with the SEC in connection with his grant from the Board of Directors on April 1, 2011 of options to purchase 200,000 shares of the Company’s common stock in connection with services rendered to the Company as the Chief Executive Officer of the Company, which have a term of five years and an exercise price of $4.05 per share, which Form 4 was subsequently filed with the SEC on June 17, 2011.

CODE OF ETHICS

The Company adopted a code of ethics (Code) that applies to all of its Directors, officers, employees, consultants, contractors and agents of the Company.  The Code of Ethics has been reviewed and approved by the Board of Directors.  The Company’s Code of Ethics was filed as an exhibit to the Company’s Form 10-K dated March 31, 2009 filed with the SEC on June 29, 2009 as Exhibit 14.1.  Original copies of the Code of Ethics are available, free of charge, by submitting a written request to the Company at 3555 Timmons Lane, Suite 1550, Houston, Texas 77027.

WHISTLEBLOWER PROTECTION POLICY

The Company adopted a Whistleblower Protection Policy (Policy) that applies to all of its Directors, officers, employees, consultants, contractors and agents of the Company. The Whistleblower Policy has been reviewed and approved by the Board of Directors. The Company’s Whistleblower Policy was filed as an exhibit to the Company’s Form 10-K dated March 31, 2009 filed with the SEC on June 29, 2009 as Exhibit 14.2. Original copies of the Whistleblower Policy are available, free of charge, by submitting a written request to the Company at 3555 Timmons Lane, Suite 1550, Houston, Texas 77027.

CORPORATE GOVERNANCE

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

During the fiscal year that ended on March 31, 2011, the Board held four meetings.  All Directors attended all meetings of the Board and all committee meetings on which the Director served during fiscal year 2011. All of the current Directors attended our fiscal year 2011 annual shareholder meeting held on January 10, 2011.

The Board has a standing Audit Committee, Compensation Committee, and Nominating Committee.

The Audit Committee currently consists of Mr. Grunebaum (chair), Mr. Hofheinz and Mr. Krusen, each of whom is independent as defined in Section 803(A) of the NYSE Amex LLC Company Guide.  The Audit Committee’s function is to provide assistance to the Board in fulfilling the Board’s oversight functions relating to the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of the Company’s independent auditors, and perform such other activities consistent with its charter and our By-laws as the Committee or the Board deems appropriate.  The Audit Committee produces an annual report for inclusion in our proxy statement.  The Audit Committee is directly responsible for the appointment, retention, compensation, oversight and evaluation of the work of the independent registered public accounting firm (including resolution of disagreements between our management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The Audit Committee shall review and pre-approve all audit services, and non-audit services that exceed a de minimis standard, to be provided to us by our independent registered public accounting firm. The Audit Committee carries out all functions required by the NYSE AMEX, the SEC and the federal securities laws. The Board has determined that Mr. Grunebaum, Mr. Hofheinz and Mr. Krusen are “independent,” and Mr. Grunebaum is an “audit committee financial expert” as defined in the SEC’s Regulation S-K, Item 407(d).  During fiscal year 2011, the Audit Committee held four meetings. The Audit Committee’s charter is available on our website at www.lucasenergy.com.

The Compensation Committee is comprised of Mr. Krusen (chair), Mr. Grunebaum and Mr. Hofheinz, each of whom is independent as defined in Section 803(A) of the NYSE Amex LLC Company Guide.  The purpose of the Compensation Committee is to oversee the responsibilities relating to compensation of our executives and produce a report on executive compensation for inclusion in our proxy statement.  The Compensation Committee may delegate its authority to subcommittees of independent Directors, as it deems appropriate.  During fiscal year 2011, the Compensation Committee held four meetings. The Compensation Committee’s charter is available on our website at www.lucasenergy.com.

The Nominating Committee is comprised of Mr. Hofheinz (chair), Mr. Grunebaum and Mr. Krusen, each of whom is independent as defined in Section 803(A) of the NYSE Amex LLC Company Guide.   This Committee is responsible for (1) establishing criteria for selection of new Directors and nominees for vacancies on the Board, (2) approving Director nominations to be presented for shareholder approval at the Company’s annual meeting, (3) identifying and assisting with the recruitment of qualified candidates for Board membership and for the positions of Chairman of the Board and Chairmen of the committees of the Board, (4) recommending to the Board to accept or decline any tendered resignation of a Director, (5) considering any nomination of Director candidates validly made by shareholders, (6) reviewing any Director conflict of interest issues and determining how to handle such issues, (7) insuring a review of incumbent Directors’ performance and attendance at Board and committee meetings in connection with the independent Directors’ decision regarding Directors to be slated for election at the Company’s annual meeting, (8) providing appropriate orientation programs for new Directors, (9) reviewing and assessing the adequacy of the Company’s corporate governance policies and practices and recommending any proposed changes to the

Board, and (10) proposing any necessary actions to the Board.  We have not paid any third party a fee to assist in the process of identifying and evaluating candidates for Director. During fiscal year 2011, the Nominating Committee held one meeting. The Nominating Committee’s charter is available on our website at www.lucasenergy.com.

NOMINATIONS FOR THE BOARD OF DIRECTORS

The Nominating Committee of the Board considers nominees for Director based upon a number of qualifications, including their personal and professional integrity, ability, judgment, and effectiveness in serving the long-term interests of the Company’s shareholders.  There are no specific, minimum or absolute criteria for Board membership. The Committee makes every effort to ensure that the Board and its Committees include at least the required number of independent Directors, as that term is defined by applicable standards promulgated by the NYSE Amex and/or the SEC.

The Nominating Committee may use its network of contacts to compile a list of potential candidates.  The Nominating Committee has not in the past relied upon professional search firms to identify Director nominees, but may engage such firms if so desired.  The Nominating Committee may meet to discuss and consider candidates’ qualifications and then choose a candidate by majority vote.

The Nominating Committee will consider qualified Director candidates recommended in good faith by shareholders, provided those nominees meet the requirements of AMEX and applicable federal securities law. The Nominating Committee’s evaluation of candidates recommended by shareholders does not differ materially from its evaluation of candidates recommended from other sources.  Any shareholder wishing to recommend a nominee should submit the candidate’s name, credentials, contact information and his or her written consent to be considered as a candidate.  These recommendations should be submitted in writing to the Company, Attn: Corporate Secretary, Lucas Energy, Inc., 3555 Timmons Lane, Suite 1550, Houston, Texas 77027.  The proposing shareholder should also include his or her contact information and a statement of his or her share ownership.  The Committee may request further information about shareholder recommended nominees in order to comply with any applicable laws, rules or regulations or to the extent such information is required to be provided by such shareholder pursuant to any applicable laws, rules or regulations.

ITEM 11.     EXECUTIVE COMPENSATION

 Summary Compensation Table

The following table sets forth compensation information with respect to our chief executive officer, our two most highly compensated executive officers other than the chief executive officer who were serving as executive officers at the end of our fiscal year, and individuals for whom disclosure would have been provided herein but for the fact they were not serving as an executive officer of the Company at the end of our fiscal year.

	Fiscal		Stock	Option	All Other
Name and Principal Position	Year	Salary	Awards	Awards	Comp (7)	Total
William A. Sawyer (1)	2011	$168,500	$60,770	$41,140	$11,000	$281,410
President and	2010	162,250	29,000	-	6,000	197,250
Chief Executive Officer

K. Andrew Lai (2)	2011	$17,410	$5,000	$209,800	$2,270	$234,480
Chief Financial Officer

John O'Keefe (3)	2011	$-	$-	$-	$201,000	$201,000
Former Interim Chief Financial
Officer

Donald L. Sytsma (4)	2011	$105,650	$83,090	$-	$7,070	$195,810
Former Chief Financial Officer	2010	120,000	22,680	-	4,000	146,680

James J. Cerna, Jr. (5)	2011	$-	$167,750	$-	$64,730	$232,480
Former Chairman, President	2010	-	-	-	60,330	60,330
and Chief Executive Officer

Malek A. Bohsali (6)	2011	$-	$-	$-	$-	$-
Former Chief Financial Officer	2010	-	25,000	-	-	25,000

(1) On October 7, 2010, the Board approved the issuance to Mr. Sawyer of 17,500 shares of common stock under the Company’s 2010 Long Term Incentive Plan (the Plan) and an additional 17,500 shares of common stock under the Plan in the event the net production of the Company averages over 10,000 barrels of oil per month for a period of six months. The fair value of the 17,500 shares approved on October 7, 2010, and subsequently issued, was $2.07 per share for a total stock value of $36,050. As of March 31, 2011, the performance criterion had not been met, and none of the additional 17,500 shares had vested. Mr. Sawyer also received 12,000 shares and a grant for options to purchase 24,000 shares of common stock in consideration for serving as a Director for the year ended March 31, 2010 and in consideration for services to be rendered for the year ended March 31, 2011, respectively. The fair value of the 12,000 shares approved on October 7, 2010, and subsequently issued, was $2.07 per share for a total stock value of $24,720. The options have an exercise price of $2.07 per share and were fully vested at March 31, 2011. The options were valued using the Black Scholes model resulting in the fair value of $41,140. During the fiscal year ended March 31, 2010, a stock award was granted to Mr. Sawyer of 50,000 shares of common stock for the Company’s joint venture partner’s commitment to and initial funding of their 70% working interest in the LEI 2009-III capital program. The fair value of shares on the date earned was $0.58 per share for a total stock award of $29,000.

(2) Effective February 18, 2011, the Company appointed K. Andrew Lai, as Chief Financial Officer, Treasurer and Secretary  of the Company. On February 18, 2011, Mr. Lai received a grant of options to purchase 160,000 shares of common stock as part of his employment arrangement with the Company.  The options vest 25% on each of the first four anniversary dates of the grant, have a term of five years and an exercise price of $1.94 per share. The options were valued using the Black Scholes model resulting in the fair value of $209,800 of which $10,920 was recognized as compensation expense during the year ended March 31, 2011. Also recognized in the current year was $5,000 of Mr. Lai’s $10,000 quarterly stock award under his employment agreement.

(3) On October 7, 2010, John O’Keefe was appointed as the interim Chief Financial Officer, Treasurer and Secretary of the Company.  On February 18, 2011, the Company accepted the resignation of John O’Keefe from his positions as interim Chief Financial Officer, Treasurer and Secretary of the Company. The Company employed Mr. O’Keefe under a service agreement with Tatum LLC.

(4) Mr. Sytsma was appointed Chief Financial Officer and Treasurer of the Company effective April 14, 2009 and resigned effective October 7, 2010. In addition to monthly cash compensation, Mr. Sytsma’s employment arrangement with the Company included a non-cash compensation component of 2,000 shares of common stock per month. The Company’s closing share price on the date Mr. Sytsma was appointed Chief Financial Officer was $0.56 per share. The fair value of shares earned is determined based on the closing share price on the last trading day of each month during the term of Mr. Sytsma’s employment. As severance pay in connection with Mr. Sytsma’s resignation, the Company agreed to pay Mr. Sytsma three months of salary and to issue Mr. Sytsma 30,000 restricted shares of common stock valued at $61,800.

(5) Mr. Cerna, who resigned as an officer of the Company on September 2, 2008 and as a Director of the Company on May 5, 2009, was issued 86,027 shares of common stock in November 2010 as a final part of his employment contract. The shares were issued at a fair value of $167,750.

(6) Mr. Bohsali served as Chief Financial Officer of the Company from April 10, 2007 through April 14, 2009.In July 2009, the Company issued 25,000 shares of common stock to Mr. Bohsali as part of his compensation package. The shares were issued at a fair value of $25,000.

(7)  All Other Compensation for the year ended March 31, 2011 consists of the payment of $11,000 to Mr. Sawyer as Director for attendance at four Board of Directors meetings and $2,000 paid to Mr. Sytsma as the then Chief Financial Officer, Treasurer and Secretary of the Company for the attendance at one Board meeting. Also included was $201,000 attributable to Mr. O’Keefe representing amounts paid to Tatum LLC and $54,690 attributable to Mr. Cerna representing amounts relating to his employment arrangement. Finally, All Other Compensation for the year ended March 31, 2011 includes medical reimbursement payments to Mr. Lai of  $2,270, Mr. Sytsma of $5,070 and Mr. Cerna of $10,040.

Compensation of Named Executive Officers

William A. Sawyer

Mr. Sawyer co-founded the Company and was originally appointed to a position with the Company on June 13, 2006.  Mr. Sawyer has served as a Director and as its Chief Operating Officer, until his appointment to President and Chief Executive Officer on January 22, 2009. On March 20, 2007, the Company entered into an employment agreement with Mr. Sawyer (filed as exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2007).  Mr. Sawyer’s agreement was for a period of three (3) years and provided for payment of $150,000 annually. Additionally, Mr. Sawyer’s employment agreement provided for certain payments in the event of termination of employment. Effective October 1, 2009, the Compensation Committee approved an increase to Mr. Sawyer’s base compensation to $162,000 per annum. Mr. Sawyer’s employment agreement terminated on March 20, 2010 and a new agreement was subsequently entered into effective as of April 1, 2011, as described below.

Notwithstanding the fact that Mr. Sawyer’s employment agreement terminated pursuant to its terms on March 20, 2009, Mr. Sawyer continued to serve as Chief Executive Officer of the Company, and on October 7, 2010, the Compensation Committee approved an increase in Mr. Sawyer’s annual salary to $175,000 per year (effective as of October 1, 2010), the Board approved the immediate issuance to Mr. Sawyer of 17,500 shares of common stock under the Company’s 2010 Long Term Incentive Plan (the Plan), and an additional 17,500 shares of common stock under the Plan in the event the net production of the Company averages over 10,000 barrels of oil per month for a period of six months.  As of March 31, 2011, the performance criterion had not been met, and none of the additional 17,500 shares was vested. Mr. Sawyer also received 12,000 shares and options to purchase 24,000 shares of common stock in consideration for serving as a Director of the Company for the year ended March 31, 2010 and in consideration for services for the year ended March 31, 2011, respectively, as described in greater detail below under “Related Party Transactions.”

Effective as of April 1, 2011, the Company entered into an employment agreement (the Agreement) with Mr. Sawyer (filed as exhibit 10.22 to this Annual Report on Form 10-K). The Agreement will terminate on April 1, 2014, unless extended or earlier terminated pursuant to the terms of such Agreement.  Pursuant to the Agreement, Mr. Sawyer's base salary is $250,000 per year, of which $175,000 will be payable in cash and $75,000 in shares of the Company’s common stock on a pro-rata, quarterly basis.  He may also receive discretionary bonuses in an amount up to 50% of his base salary.  In conjunction with his appointment as Chief Executive Officer, Mr. Sawyer also received options to purchase up to 200,000 shares of the Company's common stock. The options vest 25% on each of the first four anniversary dates of the grant, have a term of five years and an exercise price of $4.05 per share.  If Mr. Sawyer's employment is terminated without Cause (as defined in the Agreement) or for Good Reason (as defined in the Agreement), he will receive a severance payment of 100% of his annual base salary; provided that if Mr. Sawyer's employment is terminated 6 months before or within 24 months of a Change in Control (as defined in the Agreement), he will receive a severance payment of 200% of his annual base salary.  If Mr. Sawyer's employment is terminated as a result of death or Disability (as defined in the Agreement), the Company will pay his base salary which would have been payable to Mr. Sawyer through the date his employment is terminated and all amounts actually earned, accrued or owing as of the date of termination.  If Mr. Sawyer’s employment is terminated for Cause or Mr. Sawyer voluntarily terminates his employment, the Company will pay his base salary and all amounts actually earned, accrued or owing as of the date of termination and he will be entitled for a period of three months after termination to exercise all options granted to him under his employment agreement or otherwise to the extent vested and exercisable on the date of termination. Mr. Sawyer's employment agreement contains no covenant-not-to-compete or similar restrictions after termination.

K. Andrew Lai

Mr. Lai was appointed Chief Financial Officer, Treasurer and Secretary of the Company on February 18, 2011. Effective as of that date, the Company entered into an employment agreement (the Agreement) with Mr. Lai (filed as exhibit 10.23 to this Annual Report on Form 10-K). The Agreement will terminate on February 18, 2014, unless extended or earlier terminated.  Pursuant to the Agreement, Mr. Lai's base salary is $190,000 per year, of which $150,000 will be payable in cash and $40,000 in shares of the Company’s common stock on a pro-rata, quarterly basis.  He may also receive discretionary bonuses in an amount up to 50% of his base salary.  In conjunction with his appointment as Chief Financial Officer, Mr. Lai also received options to purchase up to 160,000 shares of the Company's common stock. The options vest 25% on each of the first four anniversary dates of the grant, have a term of five years and an exercise price of $1.94 per share.  If Mr. Lai's employment is terminated without Cause (as defined in the Agreement) or for Good Reason (as defined in the Agreement), he will receive a severance payment of 100% of his annual base salary; provided that if Mr. Lai's employment is terminated 6 months before or within 24 months of a Change in Control (as defined in the Agreement), he will receive a severance payment of 200% of his annual base salary.  If Mr. Lai's employment is terminated as a result of death or Disability (as defined in the Agreement), the Company will pay his base salary which would have been payable to Mr. Lai through the date his employment is terminated and all amounts actually earned, accrued or owing as of the date of termination.  If Mr. Lai’s employment is terminated for Cause or Mr. Lai voluntarily terminates his employment, the Company will pay his base salary and all amounts actually earned, accrued or owing as of the date of termination and he will be entitled for a period of three months after termination to exercise all options granted to him under his employment agreement or otherwise to the extent vested and exercisable on the date of termination. Mr. Lai's employment agreement contains no covenant-not-to-compete or similar restrictions after termination.

John O’Keefe

Mr. O’Keefe was appointed as the interim Chief Financial Officer, Treasurer and Secretary of the Company on October 7, 2010, and he served as the interim principal accounting and financial officer for the Company until his resignation on February 18, 2011. The Company employed Mr. O’Keefe under a service agreement with Tatum LLC.

Donald L. Sytsma

Mr. Sytsma was appointed Chief Financial Officer and Treasurer of the Company on April 14, 2009 and Secretary on or around September 30, 2009, and he served as the principal accounting and financial officer for the Company until his resignation as Chief Financial Officer, Treasurer and Secretary on October 7, 2010. Mr. Sytsma’s prior compensation arrangement with the Company provided for a salary of $11,000 per month for services as required by the Company, plus 2,000 shares of Company common stock per month.  As severance pay in connection with Mr. Sytsma’s resignation on October 7, 2010, the Company agreed to pay Mr. Sytsma three months of salary and to issue Mr. Sytsma 30,000 restricted shares of common stock.

James J. Cerna, Jr.

Mr. Cerna co-founded the Company and was originally appointed a Director and Chief Executive Officer on May 19, 2006, and he was appointed as president on June 12, 2006.  On September 2, 2008, Mr. Cerna transferred his duties as president and Chief Executive Officer to Mr. Sikora and continued his role as Chairman of the Board.  On May 5, 2009, Mr. Cerna’s resigned as Chairman and Director. On March 20, 2007, the Company entered into an employment agreement with Mr. Cerna (filed as exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2007).  Mr. Cerna's agreement was for a period of 3 years and provided for payment of $175,000 annually in exchange for services to the Company.  The agreement also provided for certain payments in the event of termination of employment.  In connection with Company initiatives to scale back costs in response to low oil prices during our 4th fiscal quarter of 2009, Mr. Cerna agreed to suspend payment of his compensation under his employment agreement.   Pursuant to an agreement, effective August 1, 2009, the Company commenced remitting $7,292 per month until the remaining amount due under his employment agreement was paid. The Company agreed to issue 86,027 shares of stock to Mr. Cerna on November 24, 2010 to terminate all liabilities and payment obligations to Mr. Cerna under this agreement.

Malek A. Bohsali

Mr. Bohsali served as Chief Financial Officer of the Company from April 10, 2007 through April 14, 2009, and served as corporate secretary until his resignation effective September 30, 2009. Mr. Bohsali received compensation listed in the above compensation table.

Other resources utilized in the Company’s operations are typically contractors or sub-contractors of vendors and service providers that are not owned directly or indirectly by the Company or any officer, Director or shareholder owning greater than five percent (5%) of our outstanding shares, nor are they members of the referenced individual’s immediate family.  Such sub-contracting engagement and per job payments are commonplace in the Company's business.  The Company expects to continue to utilize and pay such service providers and third party contractors as necessary to operate its day-to-day field operations.

Lucas 2010 Incentive Compensation Plan

The Company shareholders approved the Lucas Energy, Inc. 2010 Long Term Incentive Plan (Incentive Plan or Plan) at the annual shareholder meeting held on March 30, 2010.  The Incentive Plan provides the Company with the ability to offer stock options and restricted stock to employees, consultants and contractors as performance incentives.  Shares issuable under the Incentive Plan were registered on Form S-8 registration statement that was filed with the SEC on April 23, 2010.  The NYSE Amex approved this listing application for the shares issuable under the Incentive Plan on May 6, 2010.

Under the Incentive Plan, 900,000 shares of the Company’s common stock are authorized for initial issuance.  As of June 15, 2011, an aggregate of 86,473 shares of common stock and options were available under the Incentive Plan for future grants.  The number of shares available under the Plan is reduced one for one for each share delivered pursuant to an award under the Plan. Any issued shares that become available due to expiration, forfeiture, surrender, cancellation, termination or settlement in cash of an award under the Incentive Plan may be requested and used as part of a new award under the Plan.

The Plan is administered by the Compensation Committee and/or the Board in its discretion (the Committee).  The Committee interprets the Plan and has broad discretion to select the eligible persons to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the exercise price of stock options, the number of shares subject to awards, the expiration date of awards, and the vesting schedule or other restrictions applicable to awards.  The Plan allows the Company to grant the following types of awards: (1) incentive stock options, (2) non-qualified stock options, and (3) restricted shares (i.e., shares subject to such restrictions, if any, as determined by the Compensation Committee or the Board).

Outstanding Equity Awards at March 31, 2011

        The following table summarizes certain information regarding unexercised stock options outstanding as of March 31, 2011 for each of the Named Officers.

Name	Number of Securities Underlying Unexercised Stock Options Exercisable	Number of Securities Underlying Unexercised Stock Options Unexercisable	Stock Option Exercise Price	Stock Option Expiration Date
William A. Sawyer	24,000	-	$2.07	1/10/2016
K. Andrew Lai	-	160,000	$1.94	2/18/2016

The Company does not currently have in place or provide retirement, disability or other benefits to its employees.

DIRECTOR COMPENSATION

The following table sets forth compensation information with respect to our Directors during our fiscal year ended March 31, 2011.

	Director Compensation
	Fees earned or	Stock	Option
Name	paid in cash	awards	awards	Total
Peter K. Grunebaum	$ 14,500	$ 24,720	$ 41,140	$ 80,360
J. Fred Hofheinz	14,250	24,720	41,140	80,110
W. Andrew Krusen	14,750	24,720	41,140	80,610

Beginning with the October 7, 2010 meeting of the Board of Directors, the compensation due to each member of the Board of Directors was increased from $2,000 to $3,000 per meeting. Additionally beginning with the October 2010 meeting, the chairpersons of the various committees are paid $750 per each committee meeting and the non-chairpersons are paid $500 for each committee meeting. Non-employee directors have historically been granted shares of common stock for services provided to the Company as a director.

The Board of Directors of the Company at a meeting held October 7, 2010 (the Grant Date), approved the issuance of 12,000 shares of common stock to each Director for services rendered during the April 1, 2009 to March 31, 2010 fiscal year (the Shares) and the grant of options to purchase 24,000 shares of common stock to each Director for services to be rendered during the April 1, 2010 to March 31, 2011 fiscal year (the Options) pursuant to the Company’s 2010 Long Term Incentive Plan (the Plan).  The Options have an exercise price of $2.07 per share, the mean of the highest and lowest trading prices of the Company’s common stock on the Grant Date, consistent with the terms of the Plan and vest to the Directors in tranches of 1/4th of such options per quarter (starting effective on April 1, 2010, the start of the 2011 fiscal year), with options to purchase 12,000 shares vesting as of the Grant Date, and options to purchase 6,000 shares of common stock vesting on December 31, 2010 and March 31, 2011, as long as such individuals remain as Directors.  The fair value of the Shares was $24,720. The Options were fully vested at March 31, 2011 and were valued using the Black Scholes model resulting in the fair value of $41,140.

Compensation for serving as a director for an individual that is a named executive officer is reflected in the above table on Executive Compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the record beneficial ownership of common stock of the Company as of June 15, 2011 for the following: (i) each person or entity who is known to the Company to beneficially own more than 5% of the outstanding shares of the Company's common stock; (ii) each of the Company's Directors; (iii) the Company's Chief Executive Officer and each of the officers of the Company; and (iv) all Directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined under Rule 13d-3 as promulgated under the Securities Exchange Act of 1934, as amended, by the Securities and Exchange Commission (SEC), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or dispositive power and also any shares that the individual has the right to acquire within sixty days of June 15, 2011 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and dispositive power (or shares such power) with respect to the shares shown as beneficially owned.

		Amount and
		Nature of
		Beneficial	Percent
Title of Class	Name and Address of Beneficial Owner	Ownership	of Class (a)
Common	J. Fred Hofheinz	911,354	5.38%
	Chairman	(1)(2)(4)
	3555 Timmons Lane, Suite 1550
	Houston, Texas 77027
Common	William A. Sawyer	386,974	2.30%
	Chief Executive Officer and Director	(4)(5)
	3555 Timmons Lane, Suite 1550
	Houston, Texas 77027
Common	W. Andrew Krusen, Jr.	501,000	2.94%
	Director	(1)(3)(4)
	3555 Timmons Lane, Suite 1550
	Houston, Texas 77027
Common	Peter K. Grunebaum	136,229	* %
	Director	(4)
	3555 Timmons Lane, Suite 1550
	Houston, Texas 77027
Common	K. Andrew Lai	3,861	* %
	CFO, Treasurer & Secretary	(6)
	3555 Timmons Lane, Suite 1550
	Houston, Texas 77027
Common	ALL EXECUTIVE OFFICERS AND	1,929,418	11.19%
	DIRECTORS AS A GROUP (5 Persons)

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of June 15, 2011.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.

(a)	Calculated based on 16,835,813 shares outstanding as of June 15, 2011.

* Less than one percent.

(1)
 Excludes 501,659 shares of common stock owned by El Tex Petroleum LLC, of which Mr. Hofheinz owns approximately 25.2% and of which Mr. Krusen owns approximately 18.8%, of which shares Mr. Hofheinz and Mr. Krusen disclaim beneficial ownership.  Both Mr. Hofheinz and Mr. Krusen resigned as Managers of El Tex Petroleum LLC in February 2011.

(2)	Includes warrants to purchase 83,334 shares of common stock which have an exercise price of $1.00 per share.

(3)
 Includes beneficial ownership of 240,000 shares of common stock and warrants to purchase 200,000 shares of common stock owned by Gulf Standard Energy Company LLC which have an exercise price of $1.00 per share.

(4)	Includes options to purchase 24,000 shares of common stock which have an exercise price of $2.07 per share.
(5)
Does not include options to purchase 200,000 shares of the Company’s common stock which were granted to Mr. Sawyer, on April 1, 2011, which vest 25% on each of the first four anniversary dates of the grant, have a term of five years and an exercise price of $4.05 per share, as no options have vested to date.  Does not include common stock valued at $18,750 which the Company agreed to issue to Mr. Sawyer pursuant to the terms of his employment agreement, described above under “Compensation of Named Executive Officers”, quarterly during the term of the agreement, which shares are due to Mr. Sawyer on July 1, 2011, as the total number of such shares due to Mr. Sawyer have not been determined to date.

(6)
 Does not include options to purchase 160,000 shares of the Company’s common stock which were granted to K. Andrew Lai, on February 18, 2011, which vest 25% on each of the first four anniversary dates of the grant, have a term of five years and an exercise price of $1.94 per share, as no options have granted vested to date. Includes 3,861 shares of common stock agreed to be issued to Mr. Lai on May 18, 2011, but not physically issued to date, representing shares valued at $10,000 which are due to Mr. Lai pursuant to the terms of his employment agreement with the Company, as described in greater detail above.  Does not include common stock valued at $10,000 which the Company agreed to issue to Mr. Lai pursuant to the terms of his employment agreement, described above under “Compensation of Named Executive Officers”, quarterly during the term of the agreement, which shares are due to Mr. Lai on August 18, 2011, as the total number of such shares due to Mr. Lai have not been determined to date.  The 3,861 shares of common stock are not included in any outstanding number of shares of the common stock presented in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the past two fiscal years there have been no transactions between us and any officer, Director, or any shareholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individual’s immediate family, except as set forth below or otherwise disclosed above under “Executive Compensation”.

Related Party Transactions

The Company acquired approximately 2,771 gross oil and gas lease acreage (approx. 2,078 acres net to the Company’s interest) located in Wilson County, Texas from El Tex Petroleum, LLC (El Tex), which acquisition was approved by the Board in September 2009.  The leases have eight shut-in or plugged wellbores that the Company believes are good candidates for restoration and revitalization procedures.  The leasehold, wellbore and surface equipment acquisition price totaled approximately $1.0 million comprised of 637,887 shares of the Company’s common stock valued at $0.77 per share, or approximately $490,000, the Company’s assumption of $500,000 in debt plus accrued interest; and the remittance of $68,000 in cash.

One Director of the Company (J. Fred Hofheinz) holds an approximate 25.2% interest in El Tex while a second Lucas Board member (W. Andrew Krusen, Jr.) holds an indirect beneficial ownership interest in El Tex of approximately 18.8%.  Pursuant to NYSE Amex exchange rules, Company shareholders were required to approve the issuance of shares of common stock to El Tex due to the Directors holding in the aggregate more than a five percent (5%) indirect interest in the assets being acquired by the Company from El Tex.  Additionally, the note holder of the debt assumed by the Company, J. Fred Hofheinz, is a Director of the Company. In connection with the Company’s acquisition, the note holder agreed to convert the debt plus accrued interest due to him into shares of the Company’s common stock. Pursuant to NYSE Amex exchange rules, Company shareholders were required to approve the issuance of the shares of common stock to the Director.

At the Company’s shareholder meeting held on March 30, 2010, the shareholders approved the issuance of the shares of common stock to El Tex and the issuance of shares of common stock to the Director for the conversion of debt plus accrued interest assumed by the Company.  NYSE Amex approved the listing application for the shares to be issued and on May 25, 2010 the Company issued 637,887 shares of common stock to El Tex and 683,686 shares of common stock to the Director that held the debt assumed by the Company.  The shares of common stock were issued at $0.77 per share which was the fair value of the shares at the time the acquisition was agreed and effected in September 2009.

Three wells acquired by Lucas from El Tex are part of the LEI 2009-III capital program, while one well is part of the LEI 2009-II six well program.

In addition, on February 23, 2010, Lucas paid $250,000 to El Tex to acquire leases on additional properties.

In or around May 2010, the Company issued William A. Sawyer, the Company’s President and Chief Executive Officer, 50,000 shares of common stock in connection with the Company’s joint venture partner’s commitment to and initial funding of their 70% working interest in the LEI 2009-III capital program.

The Board at a meeting held October 7, 2010 (the Grant Date), approved the issuance of 12,000 shares of common stock to each Director for services rendered during the April 1, 2009 to March 31, 2010 fiscal year (the Shares) and the grant of options to purchase 24,000 shares of common stock to each Director for services to be rendered during the April 1, 2010 to March 31, 2011 fiscal year (the Options) pursuant to the Company’s 2010 Long Term Incentive Plan (the Plan).  The Options have an exercise price of $2.07 per share, the mean of the highest and lowest trading prices of the Company’s common stock on the Grant Date, consistent with the terms of the Plan and vest to the Directors in tranches of 1/4th of such options per quarter (starting effective on April 1, 2010, the start of the 2011 fiscal year), with options to purchase 12,000 shares vesting as of the Grant Date, and options to purchase 6,000 shares of common stock vesting on December 31, 2010 and March 31, 2011, as long as such individuals remain as Directors of the Company, which options have fully vested to date.

On October 7, 2010, the Compensation Committee approved an increase in Mr. Sawyer’s annual salary to $175,000 per year (effective as of October 1, 2010, the Board approved the immediate issuance to Mr. Sawyer of 17,500 shares of common stock under the Company’s 2010 Long Term Incentive Plan (the Plan), and an additional 17,500 shares of common stock under the Plan in the event the net production of the Company averages over 10,000 barrels of oil per month for a period of six months. As of March 31, 2011, the Company's net production has not yet averaged over 10,000 barrels of oil per month for a period of six months and as such, Mr. Sawyer has not earned or been issued the additional 17,500 shares discussed above.

Donald L. Sytsma was appointed Chief Financial Officer and Treasurer of the Company on April 14, 2009 and Secretary on or around September 30, 2009, and he served as the principal accounting and financial officer for the Company until his resignation on October 7, 2010. Mr. Sytsma’s compensation arrangement provided for a salary of $11,000 per month for services as required by the Company, plus 2,000 shares of Company common stock per month. As severance pay in connection with Mr. Sytsma’s resignation on

October 7, 2010, the Company agreed to pay Mr. Sytsma three months of salary and to issue Mr. Sytsma 30,000 restricted shares of common stock.

On October 7, 2010, John O’Keefe was appointed as the Chief Financial Officer, Treasurer and Secretary of the Company.

In December 2010, the Company sold an aggregate of 2,510,506 units to certain institutional investors, each consisting of (a) one share of our common stock; (b) one Series B Warrant to purchase one share of our common stock at an exercise price of $2.86 per share; and (c) one Series C Warrant to purchase one share of our common stock at an exercise price of $2.62 per share for a purchase price of $2.38 per unit.  An investor in the offering included Hall Phoenix Energy, LLC, who is a joint venture partner with Lucas in the Eagle Ford trend in South Texas.

On February 18, 2011, the Company accepted the resignation of John O’Keefe from his positions as Chief Financial Officer, Treasurer and Secretary of the Company.  As a result of his resignation, Mr. O’Keefe no longer held any officer position with the Company.

Also effective February 18, 2011, the Company appointed K. Andrew Lai, as Chief Financial Officer, Treasurer and Secretary of the Company.

On February 18, 2011, the Company granted options to purchase 160,000 shares of the Company’s common stock to K. Andrew Lai, who on the same date was appointed as the Company's Chief Financial Officer.  The options vest 25% on each of the first four anniversary dates of the grant, have a term of five years and an exercise price of $1.94 per share.

On April 1, 2011, the Company granted options to purchase 200,000 shares of the Company’s common stock to William A. Sawyer.  The options vest 25% on each of the first four anniversary dates of the grant, have a term of five years and an exercise price of $4.05 per share.

It is our policy that any future material transactions between us and members of management or their affiliates shall be on terms no less favorable than those available from unaffiliated third parties.

DIRECTOR INDEPENDENCE

During the year ended March 31, 2011, the Board determined that a majority of the Board is independent under the definition of independence and in compliance with the listing standards of the NYSE Amex listing requirements. Based upon these standards, the Board has determined that all of the Directors are independent, with the exception of Mr. Sawyer, our President and Chief Executive Officer.  See "Meetings and Committees of the Board of Directors" in Item 10.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Our Audit Committee of the Board of Directors approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Audit Fees

The aggregate fees billed by our independent auditors, GBH CPAs, for professional  services rendered  for the audit  of our annual financial statements included  in our Annual  Reports on Form 10-K for the years ended March 31, 2011 and 2010, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters  ending June 30, September 30, and December 31, 2010 and 2009, were:

	2011	2010
GBH CPAs, PC	$130,000	$102,500

Audit fees incurred by the Company were pre-approved by the Audit Committee.

Audit Related Fees: None.

Tax Fees: None.

All Other Fees: None.
PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedule

                      See “Index to Financial Statements” set forth on page F-1.

(a)(3), (b) Exhibits

                      See pages E-1 through E-3 for a listing of the exhibits.

LUCAS ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lucas Energy, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Lucas Energy, Inc. as of March 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.   These consolidated financial statements are the responsibility of Lucas Energy, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lucas Energy, Inc. as of March 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

June 28, 2011

LUCAS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	At March 31,
	2011	2010
ASSETS
Current Assets
Cash	$2,471,108	$1,822,780
Marketable Securities	-	21,450
Accounts Receivable	806,098	244,164
Deferred Financing Costs	-	250,921
Deferred Offering Costs	-	119,912
Other Current Assets	152,793	43,769
Total	3,429,999	2,502,996

Property, Plant and Equipment
Oil and Gas Properties (Full Cost Method)	24,650,840	24,699,722
Other Property, Plant and Equipment	93,199	35,969
Total Property, Plant and Equipment	24,744,039	24,735,691
Accumulated Depletion, Depreciation and Amortization	(3,753,275)	(2,497,495)
Total Property, Plant and Equipment, Net	20,990,764	22,238,196
Deposit for Acquisition of Oil and Gas Properties	500,000	-
Other Assets	57,112	57,515

Total Assets	$24,977,875	$24,798,707

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,236,917	$1,391,446
Common Stock Payable	503,750	-
Accrued Expenses	255,239	65,541
Advances From Working Interest Owners	357,399	3,045,292
Borrowings on Credit Facility	-	2,150,000
Current Portion of Long-Term Debt	30,727	-
Total	3,384,032	6,652,279

Asset Retirement Obligation	409,112	327,412
Note Payable	60,114	-
Commitments and Contingencies (see Note 7)

Stockholders' Equity
Preferred Stock, 10,000,000 Shares Authorized of $0.001 Par,
No Shares Issued and Outstanding	-	-
Common Stock, 100,000,000 Shares Authorized of $0.001 Par,
16,727,713 Shares Issued and 16,690,813 Outstanding Shares
at March 31, 2011 and 12,837,220 Issued and 12,800,320
Outstanding Shares at March 31, 2010, respectively	16,728	12,837
Additional Paid in Capital	28,461,239	20,639,247
Accumulated Deficit	(7,304,191)	(2,783,909)
Common Stock Held in Treasury, 36,900 Shares	(49,159)	(49,159)
Total Stockholders' Equity	21,124,617	17,819,016

Total Liabilities and Stockholders' Equity	$24,977,875	$24,798,707

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2011	2010

Net Operating Revenues
Crude Oil	$2,984,504	$1,761,782
Natural Gas	37,581	15,954
Total	3,022,085	1,777,736
Operating Expenses
Lease Operating Expenses	1,700,576	1,048,333
Severance and Property Taxes	202,709	129,432
Depreciation, Depletion,
Amortization and Accretion	1,291,581	787,340
General and Administrative (including
Share-Based Compensation of
$1,130,070 and $128,472, respectively)	4,064,001	1,690,170
Total	7,258,867	3,655,275
Operating Loss	(4,236,782)	(1,877,539)
Other Expense, Net	(21,356)	(141,391)
Interest Expense	(262,144)	(301,787)
Loss Before Income Taxes	(4,520,282)	(2,320,717)
Income Tax Provision	-	-
Net Loss	$(4,520,282)	$(2,320,717)

Net Loss Per Share
Basic and Diluted	$(0.31)	$(0.21)
Average Number of Common Shares
Basic and Diluted	14,378,705	10,812,810

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Common
	Common Stock		Additional		Stock	Total
	Number	Common	Paid In	Accumulated	Held in	Stockholders'
	Of Shares	Stock	Capital	Deficit	Treasury	Equity
Balance at March 31, 2009	10,383,388	$10,383	$18,864,225	$(463,192)	$(49,159)	$18,362,257
Common shares issued for:
Equity Offering	462,501	463	277,037	-	-	277,500
Property Acquisitions	943,330	943	724,880	-	-	725,823
Property Sale Commission	185,174	185	119,058	-	-	119,243
Conversion of Debt	683,686	684	525,754	-	-	526,438
Share-Based Compensation	179,141	179	128,293	-	-	128,472
Net loss	-	-	-	(2,320,717)	-	(2,320,717)
Balance at March 31, 2010	12,837,220	12,837	20,639,247	(2,783,909)	(49,159)	17,819,016
Common shares issued for:
Unit Offering	2,510,506	2,511	5,400,789	-	-	5,403,300
At-The-Market Offering	778,170	778	1,208,523	-	-	1,209,301
Warrants Exercised	45,000	45	44,955	-	-	45,000
Property Acquisitions	284,788	285	502,920	-	-	503,205
Property Sale Commission	39,502	40	38,717	-	-	38,757
Share-Based Compensation	232,527	232	450,591	-	-	450,823
Amortization of stock options	-	-	175,497	-	-	175,497
Net loss	-	-	-	(4,520,282)	-	(4,520,282)
Balance at March 31, 2011	16,727,713	$16,728	$28,461,239	$(7,304,191)	$(49,159)	$21,124,617

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Reconciliation of Net Loss to
Net Cash Provided by Operating Activities:
Net Loss	$(4,520,282)	$(2,320,717)
Items Not Requiring Cash
Depreciation, Depletion, Amortization and Accretion	1,291,581	787,340
Share-Based Compensation	1,130,070	128,472
Amortization of Deferred Financing Costs	250,921	121,607
Unrealized Loss on Marketable Securities	21,450	110,606
Other	1,210	68,785
Changes in Components of Working Capital and Other Assets
Accounts Receivable	(590,085)	(123,287)
Other Current Assets	(109,024)	38,504
Accounts Payable and Accrued Expenses	1,035,169	495,918
Advances from Working Interest Owners	(2,687,893)	2,305,292
Other Assets	403	(25,195)
Changes in Components of Working Capital
Associated with Investing and Financing Activities	(668,328)	(341,153)
Net Cash Provided by (Used in) Operating Activities	(4,844,808)	1,246,172

Investing Cash Flows
Additions of Oil and Gas Properties	(12,943,151)	(1,980,479)
Additions of Other Property, Plant and Equipment	(57,230)	(6,198)
Proceeds from Sale of Oil and Gas Properties	13,726,688	1,595,208
Deposit for Acquisition of Oil and Gas Properties	(500,000)	-
Proceeds from Sale of Marketable Securities	-	92,495
Changes in Components of Working Capital Associated with
Investing Activities	623,328	341,153
Other, Net	(29,012)	-
Net Cash Provided by Investing Activities	820,623	42,179

Financing Cash Flows
Net Proceeds from the Sale of Common Stock	6,777,513	277,500
Repayment of Borrowings on Credit Facility	(2,150,000)	(500,000)
Short-Term Borrowings	-	740,000
Cash Paid for Deferred Offering Costs	-	(119,912)
Changes in Components of Working Capital Associated with
Financing Activities	45,000	-
Net Cash Provided by Financing Activities	4,672,513	397,588

Increase in Cash and Cash Equivalents	648,328	1,685,939
Cash and Cash Equivalents at Beginning of the Year	1,822,780	136,841
Cash and Cash Equivalents at End of the Year	$2,471,108	$1,822,780

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND HISTORY

The Company was incorporated on December 16, 2003 in the State of Nevada as Panorama Investments, Corp. On June 16, 2006, the Company consummated a share exchange with Lucas Energy Resources, Inc. (Lucas Resources), a privately held oil and gas company which held oil and gas lease acreage and producing reserves in the State of Texas.  The share exchange was made pursuant to a May 19, 2006 Acquisition and Exchange Agreement whereby the prior shareholders of Lucas Resources assumed control of and responsibilities for the Company’s activities.  In conjunction with the share exchange, the Company was renamed Lucas Energy, Inc. (Lucas, Lucas Energy or the Company).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Reclassifications

The consolidated financial statements of Lucas Energy include the accounts of its wholly-owned subsidiary, Lucas Energy Resources, Inc. All intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to prior period financial statements to conform with the current presentation.

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

Lucas's consolidated financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations, as well as those related to the fair value of stock options, stock warrants and stock issued for services.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject Lucas to concentration of cash and credit risk consist of accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act,for the two-year period of January 1, 2011 through December 31, 2012, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage.  At March 31, 2011, cash balances in interest-bearing accounts totaled $4,800.

Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of March 31, 2011, no allowance for doubtful accounts has been recorded.

Sales to one customer comprised 91% and 88% of Lucas's total oil and gas revenues for the fiscal years ended March 31, 2011 and 2010, respectively.  At March 31, 2011, Lucas Energy's accounts receivable balance included one receivable balance which constituted 65% of the total balance.  This receivable was due from a company which purchased Lucas's crude oil.  The related amounts were collected in April 2011.  At March 31, 2010, Lucas Energy's accounts receivable balance included one receivable balance which constituted 75% of the total balance.  This receivable was due from a company which purchased Lucas's crude oil.  The related amounts were collected in April 2010.  Lucas believes that, in the event that its primary customer is unable or unwilling to continue to purchase Lucas's production, there are a substantial number of alternative buyers for its production at comparable prices.

Marketable Securities

Lucas reports its short-term investments and other marketable securities at fair value in accordance with Accounting Standards Codification (ASC) Topic 825 “Financial Instruments.”

Fair Value of Financial Instruments

As of March 31, 2011and 2010, the fair value of Lucas's cash, accounts receivable, accounts payable,note receivable and note payable approximate carrying values because of the short-term maturity of these instruments.

Oil and Gas Properties, Full Cost Method

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities, are capitalized as oil and gas property costs on a country-by-country basis. Properties not subject to amortization consist of exploration and development costs, which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Lucas assesses overall values of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred.  Impairment of unproved properties is assessed based on management's intention with regard to future development of individually significant properties and the ability of Lucas to obtain funds to finance their programs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.  If it is determined that the relationship is significantly altered, the corresponding gain or loss will be recognized in the consolidated statements of operations.

Costs of oil and gas properties are amortized using the units of production method.   Amortization expense calculated per equivalent physical unit of production amounted to $31.35 and $26.28 per barrel of oil equivalent for the years ended March 31, 2011 and 2010, respectively.

Ceiling Test

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  During the years ended March 31, 2011 and 2010, no impairment of oil and gas properties was recorded.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and consist primarily of furniture and computer equipment.  Depreciation is computed on a straight-line basis over the estimated useful lives of three years.

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

Lucas has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2011 and 2010.  The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as interest expenses.

Earnings per Share of Common Stock

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of shares of the Company's common stock (Common Shares) outstanding during the year.  Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased.  Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.

Stock options to purchase 256,000Common Shares at an average exercise price of $1.99 and warrants to purchase 5,476,642Common Shares at an average exercise price of $2.65 were outstanding at March 31, 2011. Usingthe treasury stock method, had we had net income, approximately 114,000Common Shares attributable to our outstanding stockoptions and 1,434,000Common Shares attributable to our outstanding warrants would have been includedin the fully diluted earnings per share calculation for the year ended March 31, 2011.

At March 31, 2010, all options and warrants outstanding were "out of the money" and therefore, did not have any dilutive effect under the treasury stock method to the net income (loss) earnings per share calculation for the annual period then ended.

Share-Based Compensation

In accordance with the provisions of the Stock Compensation Topic of the ASC (ASC Topic 718), Lucas measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Revenue and Cost Recognition

Lucas recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as crude oil and natural gas is produced and sold from those wells.  Under the sales method, Lucas does not recognize the value of its crude oil inventory in the financial statements. Costs associated with production are expensed in the period incurred.

Recent Accounting Pronouncements

In January 2010, theFinancial Accounting Standards Board(FASB) issued Accounting Standards Update (ASU) 2010-06, "Improving Disclosures About Fair Value Measurements" (ASU 2010-06), which amends the Fair Value Measurements and Disclosures Topic of the ASC (ASC Topic 820).  Among other provisions, ASC Topic 820 establishes a fair value hierarchy that prioritizes the relative reliability of inputs used in fair value measurements. The hierarchy gives highest priority to Level 1 inputs that represent unadjusted quoted market prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are directly or indirectly observable inputs other than quoted prices included within Level 1. Level 3 inputs are unobservable inputs and have the lowest priority in the hierarchy. This amendment requires new disclosures on the value of, and the reason for, transfers in and out of Levels 1 and 2 of the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements within Level 3 fair value measurements.  ASU 2010-06 also clarifies existing disclosure requirements on levels of disaggregation and about inputs and valuation techniques.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide additional disclosures regarding Level 3 measurements which is effective for interim and annual reporting periods beginning after December 15, 2010.

In January 2010, the FASB issued ASU 2010-03, "Oil and Gas Reserve Estimations and Disclosures" (ASU 2010-03).  This update aligns the current oil and gas reserve estimation and disclosure requirements of ASC Topic 932 with the changes required by the United States Securities and Exchange Commission (SEC) final rule, "Modernization of Oil and Gas Reporting," as discussed below.  ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil- and gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or gas, amends the definition of proved oil and gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves.  ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009.  Lucas adopted ASU 2010-03 (see Supplemental Information to Consolidated Financial Statements) effective March 31, 2010.

Subsequent Events

Lucas evaluated all transactions from March 31, 2011 through the financial statement issuance date for subsequent event disclosure.

NOTE 3 - MARKETABLE SECURITIES

At March 31, 2011, Lucas held 3,300,000 shares of Bonanza Oil and Gas Inc. (Bonanza) common stock recorded at zero value based upon the closing price of Bonanza's common stock on that date.  During the years ended March 31, 2011 and 2010, pursuant to mark-to-market accounting, Lucas reported non-cash unrealized losses on Bonanza common shares of $21,450 and $110,606, respectively, due to the determination by the Company that the decline in price was other than temporary.

At March 31, 2009, Lucas held 7,332,000 shares (3,666,000 pre-split shares) of Bonanza common stock.  On January 20, 2010, Bonanza affected a two for one forward stock split.  All shares are reflected on a post-split basis.  During the year ended March 31, 2010, Lucas sold 3,032,000 shares (1,516,000 shares pre-split) of Bonanza common stock, and transferred 1,000,000 shares (500,000 pre-split shares) to an investor relations consultant for services valued at $38,000, with a realized loss of $30,785, net of commissions.

NOTE 4 – OIL AND GAS PROPERTIES

All of Lucas's oil and gas properties are located in the United States.  Costs being amortized at March 31, 2011 and 2010 are as follows:

	At March 31,
	2011	2010
Proved leasehold costs	$6,043,061	$11,196,467
Costs of wells and development	17,504,183	13,243,507
Capitalized asset retirement costs	305,646	259,748
Oil & gas properties
not subject to amortization	797,950	-
Total oil & gas properties	24,650,840	24,699,722
Accumulated depreciation and depletion	(3,709,719)	(2,482,433)
Net Capitalized Costs	$20,941,121	$22,217,289

The following table sets forth the changes in the total cost of oil and gas properties at March 31, for each of the two years in the period ended March 31, 2011:

	2011	2010
Balance at beginning of period	$24,699,722	$22,794,893
Acquisitions using cash	8,311,739	1,059,596
Other capitalized costs	4,631,412	920,883
Sale proceeds	(13,726,688)	(1,595,208)
Assumption of note	90,841	500,000
Acquisitions using shares	503,205	725,800
Sale commission using shares	38,757	119,059
Other non-cash transactions	101,852	174,699
Balance at end of period	$24,650,840	$24,699,722

Other capitalized costs include title related expenses and tangible and intangible drilling costs.

Acquisition of Oil and Gas Properties

Fiscal Year 2011.During the year ended March 31, 2011, Lucas purchased various oil and gas properties and equipment at an aggregate net cost of $13,631,073for $12,943,151 cash, 284,788 shares of Lucas's common stock valued at $503,205 ($1.77 per share based upon the closing price of the Company’s common stock on the date of agreement) and related assumptions of working capital of $184,717.  In connection with the purchase and sale of oil and gas properties, Lucas acquired a note receivable and assumed a note payable the balances of which at March 31, 2011 were approximately $27,800 and $90,800, respectively.

In December 2010, Lucas entered into an agreement for the right to purchase, over time as financing becomes available, up to an aggregate 77.5% interest in certain oil and gas properties and leases located in McKinley County, New Mexicofor anaggregate price of $20.5 million, which included a deposit of $0.5 million towards the possible purchase of the interests. The deposit is reflected in the Balance Sheet at March 31, 2011. In January 2011 as part of the agreement, Lucas purchased an undivided 7.56% interest in the New Mexico properties for $2.0 million and paid the deposit of $0.5 million. Lucas did not purchase any additional interests and allowed the right to purchase additional interests to expire in April 2011 without exercising it.  Lucas has requested the seller to return the deposit.

Fiscal Year 2010.During the year ended March 31, 2010, Lucas acquired approximately 2,078 net acres located in Wilson County, Texas from El Tex Petroleum, LLC (El Tex). The leasehold, wellbore and surface equipment acquisition cost totaled approximately $1 million comprised of 637,887 shares of Lucas common stock valued at $490,000 ($0.77 per share based upon the closing price of the Company’s common stock on the date of agreement), the assumption of $500,000 in debt plus accrued interest and the payment of $68,000 in cash.Lucas received shareholder and NYSE Amex (Amex) approval underAmex rules since two of Lucas's directors owned 25.2% and 18.8% interests in El Tex, respectively, and one of them was the holder of the debt assumed. In May 2010, Lucas issued 683,686 shares of common stock for the note conversion. The stock was issued at $0.77 per share which was the fair value of the shares at the effective date of the original transaction.  During the year ended March 31, 2010, Lucas paid $250,000 to El Tex for lease acquisition in certain properties.

Sale of Oil and Gas Properties

In connection with Lucas’s development strategy, Lucas completed farm-out arrangements with Hilcorp Energy I, LP, an affiliate of Hilcorp Energy Company; and Marathon Oil (East Texas) LP, a subsidiary of Marathon Oil Corporation, to develop leases held by Lucas in the Eagle Ford shale formation.  Those transactions, which are described below, resulted in sales proceeds to Lucas while maintaining a carried interest at various working interest percentages in such leases.

During the year ended March 31, 2011, Lucas sold various oil and gas properties and equipment for an aggregate gross proceeds of approximately $13,773,411, paid sales commissions with 39,502 shares of Lucas's common stock valued at approximately $38,800 and released a receivable amount of $7,966 for net proceeds of $13,726,688, all of which was treated as a reduction in the full cost pool with no gain or loss recorded on the sales. Such sales included the transactions discussed below.

During the year ended March 31, 2011, Lucas entered into certain separate purchase and sale agreements with three different companies for cash consideration to convey portions of its leasehold interestin the rights below the base of the Austin Chalk formation, or the top of the Eagle Ford formation, and deeper rights (Deep Rights) for the development of the Eagle Ford formation.  In all agreements, Lucas retained all of its rights above the base of the Austin Chalk formation, all current production, all equipment and well bores, and well bore production rights to certain specific wells drilled below the Austin Chalk formation.

Under the terms of the first agreement entered into in April 2010, the buyer acquired 85% of the Deep Rights to our leases only in Gonzales County, Texas for cash consideration plus carrying Lucas for 15% to the tanks for the first two Eagle Ford wells drilled by the buyer.The buyer drilled and completed the two horizontal wells in the fourth quarter of the fiscal year.  The first agreement was amended subsequently without modification to the primary terms to include additional properties and resulted in additional closings.A second agreement was entered into in November 2010 with another buyer which essentially resulted in a transfer of the interests of one of Lucas's joint venture partners to the buyer.A third agreement was entered into in March 2011 whereby the buyer acquired 50% of the Deep Rights to Lucas's leases only in Wilson County, Texas.

During the year ended March 31, 2010, Lucas began two capital programs which included farm-ins by a participant for wells located in Gonzales, Wilson and Karnes Counties, Texas. The participant agreed to pay 80% of the capital costs to earn a 70% working interest in the wells.  The participant paid Lucas a total of approximately $1,554,500 for the interests during the year ended March 31, 2010 and a total of approximately $783,200 for interests in wells added to the program during the year ended March 31, 2011. Lucas retained a 20% working interest in the programs prior to payout, and will have an additional 10% “back in” after payout to the 80% working interest participant (or a total 30% working interest, after payout).  Lucas is the operator of all wells in the programs. The amounts paid to Lucas for the interests acquired have been reflected as a reduction to the full cost pool with no gain recorded on the sales. Funds received by Lucas pursuant to cash calls to the working interest participant in excess of funds expended in the programs are reflected in the Balance Sheets as Advances from Working Interest Owners.  During the year ended March 31, 2011, Lucas assisted the participant in the sale of a portion of the participant's interests in the two programs to another working interest owner by repurchasing and selling the interests to the other working interest owner. The re-sale price was greater than the repurchase price by approximately $261,100 and was recorded in the full cost pool.

NOTE 5 - REVOLVING LINE OF CREDIT AND LETTER OF CREDIT FACILITY

In October 2008, Lucas entered into a three-year Revolving Line of Credit and Letter of Credit Facility with Amegy Bank (the Credit Facility). At the closing of the Credit Facility in October 2008, Lucas had a lending commitment and borrowing capacity of $3 million. The outstanding balance under the Credit Facility at March 31, 2010 was $2,150,000; and no borrowing capacity was available to Lucas under the Credit Facility.For the year ended March 31, 2010, Lucas incurred $122,970 of interest, $55,163 of bank and bank advisor’s fees, and $123,654 for amortization of deferred financing costs on the Credit Facility for total interest and associated costs of the Credit Facility of $301,787.

In May 2010, Lucas terminated the Credit Facility and paid off the outstanding balance.  As a result, Amegy released all liens and security interests securing Lucas's obligations under the Credit Facility.  For the year ended March 31, 2011, Lucas incurred $10,014 of interest and expensedthe remaining unamortized deferred financing costs totaling $250,921 as interest expense.

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

Lucas records the fair value of a liability for asset retirement obligations (ARO) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Lucas accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Lucas's credit-adjusted risk-free interest rate. No market risk premium has been included in Lucas's calculation of theARO balance.

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the future retirement of oil and gas properties for the years ended March 31, 2011 and 2010:

	2011	2010
Carrying amount at beginning of year	$327,412	$181,599
Liabilities incurred	42,955	139,739
Liabilities settled	-	-
Accretion	35,801	15,164
Revisions	2,944	-
Reduction for sale of oil and gas property	-	(9,090)
Carrying amount at end of year	$409,112	$327,412

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Minimum Commitments

At March 31, 2011, total minimum commitments were as follows:

Total
Current and Long-Term Debt	$90,841
Non-Cancelable Operating Leases	92,348
Interest Payments on Long-Term Debt	15,757
Total	$195,946

Contingencies

December 2010 Offering. Effective December 30, 2010 (the Closing Date), the Company sold an aggregate of 2,510,506 units pursuant to a Securities Purchase Agreement (the Purchase Agreement) to certain institutional investors (the Investors), each consisting of (a) one share of our common stock; (b) one Series B Warrant to purchase one share of our common stock at an exercise price of $2.86 per share (the Series B Warrants); and (c) one Series C Warrant to purchase one share of our common stock at an exercise price of $2.62 per share (the Series C Warrants  and together with the Series B Warrants, the Warrants, and collectively with the shares of common stock, the Units).  The Offering grossed almost $6 million in cash and netted $5.5 million after expenses.

The Units were offered through a Prospectus Supplement (Supplement No. 2) filed with the Securities and Exchange Commission on December 30, 2010 and accompanying base prospectus (the Prospectus Supplement) filed in connection with the Company’s Form S-3 shelf registration statement previously filed with the Securities and Exchange Commission on December 31, 2009, which registered an aggregate of $10,000,000 in securities (the Shelf Registration).  The Company originally believed on the Closing Date and at the time of the filing of the Prospectus Supplement, that the Shelf Registration had sufficient capacity to cover and register all of the shares of common stock sold in connection with the Units, all of the Series B Warrants, all of the Series C Warrants, and warrants to purchase 150,630 shares of our common stock granted to the placement agent (the Agent Warrants), and all of the shares of common stock issuable upon the exercise of such warrants in the Prospectus Supplement. However, the Company subsequently determined that this was not the case.  Specifically, the Company later determined that the Shelf Registration only had sufficient capacity to cover and register the 2,510,506 shares of common stock included in the Units and 941,053 shares out of the 2,510,506 shares of common stock issuable under the Series C Warrants and such warrants on the Prospectus Supplement (the Shelf RegisteredWarrants).  The Company subsequently filed a Form S-3 resale Registration Statement to register the shares of common stock underlying the Class B Warrants and those Class C Warrants not registered in the Shelf Registration. The Form S-3 Registration Statement was subsequently declared effective by the SEC; however, as a result of the fact that the Shelf Registration did not have sufficient capacity to cover and register the entire amount of shares of common stock issuable in connection with the Units sold in the Offering (i.e., only the shares of common stock sold in connection with the Units and a portion of the shares of common stock issuable upon exercise of the Warrants were registered under the Shelf Registration, as described above), we may face damages in the future pursuant to the terms of the Purchase Agreement and the Investors may seek damages in the future against us for damages they may have suffered as a result of the above.  We are unable to estimate the damages, if any.

Legal Proceedings. There are currently various suits and claims pending against Lucas that have arisen in the ordinary course of Lucas's business, including contract disputes and title disputes.  While the ultimate outcome and impact on Lucas cannot be predicted with certainty, management believes that the resolution of these suits and claims will not, individually or in the aggregate, have a material adverse effect on Lucas's consolidated financial position, results of operations or cash flow.  Lucas records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

NOTE 8– INCOME TAXES

The Company did not record any provision for income taxes for the two years ended March 31, 2011.

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes are as follows for the two years ended March 31, 2011:

	2011	2010
Computed at expected tax rates (34%)	$(1,536,896)	$(789,044)
Meals and entertainment	3,450	1,872
Percentage depletion	(36,840)
Return to accrual true-up	(252,944)	-
Change in valuation allowance	1,823,230	787,172
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:
	2011	2010
Deferred tax assets:
Net operating tax loss carryforwards	$2,895,365	$4,222,046
Gain on sale of oil and gas properties	4,079,822	-
Depletion	672,929	532,112
Unrealized net loss on available-for-sale securities	123,954	97,896
Share-based compensation	-	109,116
Other	-	2,396
Total deferred tax assets	7,772,070	4,963,566

Deferred tax liabilities:
Intangible drilling costs	(3,953,052)	(3,066,667)
Depreciation	(1,045,692)	(607,217)
Loss on sale of oil & gas properties	-	(341,652)
Other	(2,066)	-
Total deferred tax liabilities	(5,000,810)	(4,015,536)

Subtotal	2,771,260	948,030
Less: Valuation allowance	(2,771,260)	(948,030)
Total	$-	$-

At March 31, 2011, Lucas had estimated net operating loss carryforwards for federal and state income tax purposes of approximately $8.5 million which will begin to expire, if not previously used, beginning in the year 2028.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 9– STOCKHOLDERS’ EQUITY

Common Stock

The following summarizes Lucas's common stock activity for each of the two years ended March 31, 2011:

		Common Shares
		Issued
	Amount (a)	Per Share	Shares	Treasury	Outstanding
Balance at March 31, 2009			10,383,388	(36,900)	10,346,488
Unit Offering	$277,500	(b) $0.60	462,501	-	462,501
Property Acquisitions	725,823	0.77	943,330	-	943,330
Property Sale Commission	119,243	0.64	185,174	-	185,174
Conversion of Debt	526,438	0.77	683,686	-	683,686
Share-Based Compensation	128,472	0.72	179,141	-	179,141
Balance at March 31, 2010			12,837,220	(36,900)	12,800,320
Unit Offering	5,403,300	(b) 2.38	2,510,506	-	2,510,506
At-The-Market Offering	1,209,301	1.55	778,170	-	778,170
Warrants Exercised	45,000	1.00	45,000	-	45,000
Property Acquisitions	503,205	1.77	284,788	-	284,788
Property Sale Commission	38,757	0.98	39,502	-	39,502
Share-Based Compensation	450,823	1.94	232,527	-	232,527
Balance at March 31, 2011			16,727,713	(36,900)	16,690,813

(a) Net proceeds or fair market value on grant date, as applicable.
(b)Purchase price for each Unit.  See below.

See Footnote 10 – Share-Based Compensation for information on common stock activity related to Share-Based Compensation, including shares granted to the board of directors, officers, employees and consultants.

Fiscal Year 2011.On December 30, 2010, Lucas sold an aggregate of 2,510,506 units pursuant to a Securities Purchase Agreement to institutional investors, each consisting of (a) one share of common stock, (b) one Series B Warrant to purchase one share of common stock at an exercise price of $2.86 per share, and (c) one Series C Warrant to purchase one share of common stock at an exercise price of $2.62 per share (each a “Unit”).  The Warrants have cashless exercise rights if the registration statement pursuant to which the Warrants were issued is not effective and available for use at the time of any proposed exercise. The Warrants also include a provision whereby the investors are not eligible to exercise any portion of the Warrants that would result in them becoming a beneficial owner of more than 9.99% of Lucas's common stock. Each Unit had a purchase price of $2.38, and Lucas received netproceeds of approximately $5,403,300 (net of offering costs of approximately $517,700). The placement agent received 150,630 warrants to purchase one share of common stock with an exercise price of $2.98 and a three year exercise period.

The 2,510,506 Series B Warrants and the 2,510,506 Series C Warrants had relative fair values of $2,016,430 and $1,847,219, respectively. The relative fair value of the 2,510,506 shares of common stock issued in the transaction was $1,586,352, based upon the market price on the transaction date. The fair value of the warrants was determined using the Black-Scholes option pricing model. The 150,630 placement agent warrants had a fair value of $126,062. The Series B, Series C and placement agent warrants were valued using the Black Scholes model with the following weighted average assumptions used for grants; dividend yield of 0.00%; expected volatilities from 101% to 113%; risk-free interest rates from 0.20% to 1.14% and expected terms ranging from 0.3 to 2.0 years.  See "Warrant" below for additional information.

On March 26, 2010, Lucas entered into a Placement Agent Agreement with a brokerage firm, under which Lucas could issue and sell up to 4 million shares of common stock from time to time in an at-the-market (ATM) public equity offering program.  Under the ATM offering, Lucas sold a total of 778,170 newly issued shares during the period April 12, 2010 through May 6, 2010 with gross proceeds of approximately $1,381,100 (net proceeds of $1,209,300). The ATM program was terminated in September 2010.

During the year ended March 31, 2011, the Company issued a total of 284,788 shares of common stock in connection with certain purchases of various oil and gas properties. Based on the stock price on the date of the agreements, the shares issued had a grant date fair value of approximately $503,200.  In connection with certain sales of oil and gas properties, the Company issued a total of 39,502 shares of common stock as commission and based on the stock price on the date of agreement, the shares issued had a grant date fair value of approximately $39,500.

Fiscal Year 2010.During the Company’s fiscal year ended March 31, 2010, Lucas issued through private equity placement, 350,000 units at a purchase price of $0.60 per unit (Unit) for net proceeds to the Company of $210,000.  Each Unit was comprised of one share of common stock and an attached three-year warrant for one share of common stock at $1.00 per share.

Also during the same year, two company directors purchased a total of 112,501 shares of common stock at $0.60 per share for net proceeds to the Company of $67,500.  The directors did not receive any warrants in connection with the purchase of shares.

In addition, the Company issued 943,330 shares of common stock in connection with the purchase of certain oil and gas properties with a fair value of approximately $725,800 based on the stock price on the date of the agreement.

In connection with certain sales of oil and gas properties, the Company issued a total of 185,174 shares of common stock as commission and based on the stock price on the date of agreement, the shares issued had a grant date fair value of approximately $119,200.

During May 2010, Lucas issued 683,686 shares of common stock to the Lucas director that held the debt assumed by Lucas in connection with the El Tex acquisition.  The shares of common stock were issued at $0.77 per share, the fair value of the shares at the time the acquisition, was effected in September 2009.  See Note 4 – Oil and Gas Properties.

Preferred Stock

At Lucas's 2011 Annual Meeting held on January 10, 2011, the shareholders of Lucas approved the filing of a Certificate of Amendment to Lucas's Articles of Incorporation with the Secretary of State of Nevada, to provide for 10,000,000 shares of preferred stock, $0.001 par value per share and provide Lucas's Board of Directors the authority in their sole discretion, to designate such series of preferred stock with such powers, preferences, rights, privileges, terms and conditions as they may determine in the future. No shares were outstanding as of March 31, 2011 and 2010.

Treasury Stock

Lucas did not repurchase any shares of its common stock during the two years ended March31, 2011.  The shares previously purchased are held by Lucas's transfer agent as Treasury Stock, and the shares are treated as issued, but not outstanding, at March 31, 2011 and 2010.  The shares are recorded at a cost of $49,159.

Warrants

The following summarizes Lucas's warrant activity for each of the two years ended March 31, 2011:

	2011		2010
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Outstanding at Beginning of Period	3,360,549	$7.27	3,010,549	$8.00
Issued	5,171,642	2.75	350,000	1.00
Expired	(3,010,549)	8.00	-	-
Exercised	(45,000)	1.00	-	-
Outstanding at End of Period	5,476,642	$2.65	3,360,549	$7.27

During the year ended March 31, 2011, warrant holders exercised warrants to purchase 45,000 shares of common stock at $1.00 per share.  The warrants were originally issued to the warrant holders in connection with the purchase of units in a private equity placement in September 2009.  These warrants have an expiration date of August 31, 2012.  The number of outstanding September 2009 warrants was 305,000 at March 31, 2011.

The rest of the outstanding warrants are comprised of the 2,510,506 Series B Warrants, 2,510,506 Series C Warrants and 150,630 placement agent warrants in the aforementioned Unit offering in December 2010.  The Series B Warrants have an exercise price of $2.86 and are not exercisable until July 4, 2011 and will remain exercisable until, and including, July 3, 2016.  The Series C Warrants have an exercise price of $2.62 and are not exercisable until July 21, 2011 and will remain exercisable until, and including, August 3, 2011.  Pursuant to the Securities Purchase Agreement, the Company can force the warrant holders to exercise the Series C Warrants under certain conditions.  The placement agent warrants have an exercise price of $2.98 and are not exercisable until July 4, 2011 and will remain exercisable until, and including, July 3, 2014.

At March 31, 2011, the outstanding warrants had an intrinsic value of approximately $5,148,000.

NOTE 10– SHARE-BASED COMPENSATION

Common Stock

During the annual shareholder meeting held on March 30, 2010, Company shareholders approved the Lucas Energy, Inc. Long Term Incentive Plan (Incentive Plan) providing for the Company to issue up to 900,000 shares of common stock to officers, directors, employees, contractors and consultants for services provided to the Company.  The Company registered shares to be issued under the Incentive Plan in a Form S-8 filed with the SEC in April 2010.  At March 31, 2011, 411,473 shares remained available for issuance under the Incentive Plan.

For the year ended March 31, 2011, the Company issued as compensation to its directors, officers and employees 197,527 shares of the Company's common stock, which included 86,027 shares issued to a previous officer pursuant to a separation arrangement.  The Company also issued 35,000 shares for consultant services.  The share-based compensation expenses totaled $450,823, which was recorded as General and Administrative expense in the Consolidated Statements of Operations. During the year ended March 31, 2011, the Company granted to the Chief Executive Officer 17,500 shares that will vest under the stock compensation plan if net production is over an average of 10,000 barrels of oil per month for a period of six months. As of March 31, 2011, the performance criteria had not been met and were not probable of being met.  Therefore, none of the 17,500 shares had vested, and no compensation expense was recorded in the financial statements.

The Company accrued 1,931 shares of common stock, which were valued at $5,000, or $2.59 per share based upon the grant date pursuant to an officer's employment agreement.  The Company also accrued 125,000 shares, which were valued at $498,750, or $3.99 per share based on the share price on the grant date, to a contractor as a bonus for various services performed for the Company during the year ended March 31, 2011. The accrual amounts were recorded as Common Stock Payable in the Balance Sheet and General and Administrative expense in the Statement of Operations.

For the year ended March 31, 2010, the Company issued to the officers and a new director as compensation 99,000 shares of the Company's common stock and 25,000 shares to a previous officer pursuant to a separation arrangement.  The Company also issued 55,141 shares for consultant services.  The share-based compensation expenses totaled $128,500, which was recorded as General and Administrative expense.

Stock Options

The following summarizes Lucas's stock option activity for each of the two years ended March 31, 2011:

	2011		2010
		Weighted		Weighted
		Average		Average
	Number of	Exerice	Number of	Exerice
	Options	Price	Options	Price
Outstanding at Beginning of Period	200,000	$2.60	200,000	$2.60
Issued	256,000	1.99	-	-
Expired	(200,000)	2.60	-	-
Exercised	-	-	-	-
Outstanding at End of Period	256,000	1.99	200,000	2.60

The stock options issued during the year ended March 31, 2011 were issued to directors and a newly appointed officer of Lucas and were valued using the Black Scholes model with the following weighted average assumptions used for grants; dividend yield of 0.00%; expected volatility of 113.49%; risk-free interest rate of 1.25% and expected term of 6.63 years. The fair value of the stock options was $374,300. Share-based compensation relating to stock options for the years ended March 31, 2011 and 2010 was $175,497 and zero, respectively.

Together with the valuation of the options granted in the period (described below), the total share-based compensation recorded in General and Administrative expense for the year ended March 31, 2011 was approximately $1,130,100.

Options outstanding and exercisable as of March 31, 2011:

Exercise	Remaining	Options	Options
Price	Life (Yrs)	Outstanding	Exercisable
$2.00	4.50	96,000	96,000
$1.94	4.90	160,000	-
	Total:	256,000	96,000

At March 31, 2011, the outstanding options had an intrinsic value of approximately $410,000.

NOTE 11– SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the years ended March 31, 2011 and 2010:

	2011	2010
Interest	$11,223	$178,133
Income taxes	-	-

Non-cash investing and financing activities for the years ended March 31, 2011 and 2010 included the following:

	2011	2010
Issuance of common stock for the purchase of
certain oil and gas properties	$503,205	$725,824
Increase in asset retirement obligations	45,899	130,649
Issuance of common stock for conversion of debt	-	526,438
Issuance of common stock for sales commission	38,757	119,242
Deferred offering costs applied to sale of common
stock	119,912	-
Accounts receivable extinguished for oil and gas
properties	55,953	-
Net assumption of note payable in acquisition of oil
and gas properties	90,841	-

NOTE 12 – SUBSEQUENT EVENTS

As described in Note 10 – Share-Based Compensation, the Company accrued 125,000 shares at March 31, 2011, which were valued at $498,750, or $3.99 per share based on the share price on the grant date, to a contractor as a bonus for various corporate services performed for the Company during the year ended March 31, 2011.  The shares were granted during April 2011.

On April 1, 2011, we granted to our Chief Executive Officer options to purchase up to 200,000 shares of the Company's common stock. The options vest 25% on each of the first four anniversary dates of the grant, have a term of five years and an exercise price of $4.05 per share.

LUCAS ENERGY, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Oil and Gas Producing Activities

In December 2008, the United States Securities and Exchange Commission (SEC) released a final rule, "Modernization of Oil and Gas Reporting," which amended the oil and gas reporting requirements effective January 1, 2010.  The key revisions include:

•	using a 12-month average price to determine reserves;
•	including nontraditional resources in reserves if they are intended to be upgraded to synthetic oil and gas;
•	the ability to use reliable technologies to determine and estimate reserves;
•	permitting the optional disclosure of probable and possible reserves;
•
reporting the independence and qualifications of the reserve preparer or auditor and filing a report as an exhibit when a third party is relied upon to prepare reserve estimates or conduct reserve audits; and

•
disclosing the development of any proved undeveloped reserves, including the total quantity of proved undeveloped reserves at year-end, material changes to proved undeveloped reserves during the year, investments and progress toward the development of proved undeveloped reserves and an explanation of the reasons why material concentrations of proved undeveloped reserves have remained undeveloped for five years or more after disclosure as proved undeveloped reserves.

In January 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2010-03, "Oil and Gas Reserve Estimations and Disclosures" (ASU No. 2010-03).  This update aligns the current oil and gas reserve estimation and disclosure requirements of the Extractive Industries - Oil and Gas topic of the FASB Accounting Standards Codification (ASC Topic 932) with the changes required by the SEC final rule, "Modernization of Oil and Gas Reporting."  ASU No. 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009.

Oil and Gas Reserves.  Users of this information should be aware that the process of estimating quantities of "proved," "proved developed," "proved undeveloped" and "probable" crude oil, natural gas liquids and natural gas reserves is complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir.  The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.  Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time.  Although reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.  See ITEM 1A. Risk Factors.

LUCAS ENERGY, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Proved reserves represent estimated quantities of crude oil, natural gas liquids and natural gas that geoscience and engineering data can estimate, with reasonable certainty, to be economically producible from a given day forward from known reservoirs under economic conditions, operating methods and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

Proved developed reserves are proved reserves expected to be recovered under operating methods being utilized at the time the estimates were made, through wells and equipment in place or if the cost of any required equipment is relatively minor compared to the cost of a new well.

Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time.  Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

Probable undeveloped reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.  Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion.  Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir.

No major acquisition or sale of oil and gas properties or other favorable or adverse event subsequent to March 31, 2011 is believed to have caused a material change in the estimates of proved developed or proved undeveloped or probable undeveloped reserves as of that date.

LUCAS ENERGY, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NET PROVED RESERVE SUMMARY

All of the Company's reserves are located in the United States.  The following table sets forth Lucas's net proved reserves, including proved developed and proved undeveloped reserves,at March 31 for each of the three years in the period ended March 31, 2011, and the changes in the net proved reserves for each of the two years in the period ended March 31, 2011, as estimated by the international petroleum consulting firm Forrest A. Garb & Associates, Inc.:

NET PROVED RESERVES

	March 31,
	2011	2010
Crude Oil (Bbls)
Net proved reserves at beginning of year	1,970,230	2,238,860
Revisions of previous estimates	(499,873)	(389,520)
Purchases in place	208,040	694,610
Extensions, discoveries and other additions	1,464,040	47,510
Sales in place	(336,550)	(595,630)
Production	(37,687)	(25,600)
Net proved reserves at end of year	2,768,200	1,970,230

Natural Gas (Mcf)
Net proved reserves at beginning of year	31,170	67,510
Revisions of previous estimates	37,187	(30,490)
Purchases in place	126,200	-
Extensions, discoveries and other additions	657,430	-
Sales in place	-	-
Production	(8,737)	(5,850)
Net proved reserves at end of year	843,250	31,170

Oil Equivalents (Boe)
Net proved reserves at beginning of year	1,975,425	2,250,112
Revisions of previous estimates	(493,675)	(394,602)
Purchases in place	229,073	694,610
Extensions, discoveries and other additions	1,573,612	47,510
Sales in place	(336,550)	(595,630)
Production	(39,143)	(26,575)
Net proved reserves at end of year	2,908,742	1,975,425

During the year ended March 31, 2011, Lucas added 1,573,612 Boe of proved reserves primarily in the Eagle Ford and Austin Chalk formations.  Approximately 93% of the reserve additions were crude oil.  Sales in place of 336,550 Boe were primarily related to farmouts of the Eagle Ford formation.  See Note 4.

 LUCAS ENERGY, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During the year ended March 2010, Lucas added 47,510 Boe of proved reserves primarily in the Austin Chalk formation. All of the reserve additions were crude oil. Sales in place of $595,630 Boe were primarily related to the 2009 II and 2009 III joint ventures. See Note 4.

The following table sets forth Lucas's net proved developed, net proved undeveloped and net probable undeveloped reserves at March 31, 2011 and 2010:

	At March 31,
	2011	2010
Net Proved Developed Reserves
Crude Oil (Bbls)	106,960	73,010
Natural Gas (Mcf)	73,820	11,760
Oil Equivalents (Boe)	119,263	74,970

Net Proved Undeveloped Non-Producing Reserves
Crude Oil (Bbls)	-	63,540
Natural Gas (Mcf)	-	19,410
Oil Equivalents (Boe)	-	66,775

Net Proved Undeveloped Reserves
Crude Oil (Bbls)	2,661,240	1,833,680
Natural Gas (Mcf)	769,430	-
Oil Equivalents (Boe)	2,789,478	1,833,680

Net Proved Developed and Undeveloped Reserves
Crude Oil (Bbls)	2,768,200	1,970,230
Natural Gas (Mcf)	843,250	31,170
Oil Equivalents (Boe)	2,908,742	1,975,425

Net Probable Undeveloped Reserves
Crude Oil (Bbls)	1,334,800	680,770
Natural Gas (Mcf)	809,630	-
Oil Equivalents (Boe)	1,469,738	680,770

Net Proved and Probable Reserves
Crude Oil (Bbls)	4,103,000	2,651,000
Natural Gas (Mcf)	1,652,880	31,170
Oil Equivalents (Boe)	4,378,480	2,656,195

For the year ended March 31, 2011, total proved undeveloped reserves (PUDs) increased by 955,798 Boe to 2,789,478 Boe.  The proved undeveloped reserve additions were primarily in the Eagle Ford and approximately 87% of the additions were crude oil.  During the year ended March 31, 2011,  Lucas drilled

LUCAS ENERGY, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

and transferred 144,530Boe of PUDs and 40,590 Boe of proved developed non-producing reserves at March 31, 2010 to proved developed reserves at a total capital cost of $1.8million.

Lucas does not have a material amount of reserves that have remained undeveloped for five years or more.

Our reserves concentrate mainly in the Austin Chalk and Eagle Ford Formations.  At March 31, 2011, Lucas's net proved reserves at the Austin Chalk and Eagle Ford Formations were 1.45 million Boe, or 49.7%, and 1.42 million Boe, or 49.0%, out of the total net proved developed and undeveloped reserves of 2.91 million Boe.  Lucas's net probable reserves comprised of probable reserves in the Eagle Ford Formation only.

The following table sets forth Lucas's net reserves in Boe by reserve category and by formation at March 31, 2011 and 2010:

		Proved				Total
	Proved	Developed	Proved	Total	Probable	Proved &
	Developed	Non-Producing	Undeveloped	Proved	Undeveloped	Probable
Austin Chalk
At March 31, 2011	51,725	-	1,394,110	1,445,835	-	1,445,835
At March 31, 2010	50,980	66,385	844,390	961,755	443,260	1,405,015

Eagle Ford
At March 31, 2011	29,012	-	1,395,368	1,424,380	1,469,738	2,894,118
At March 31, 2010	-	-	409,710	409,710	237,510	647,220

Buda
At March 31, 2011	2,120	-	-	2,120	-	2,120
At March 31, 2010	4,740	-	579,580	584,320	-	584,320

Other
At March 31, 2011	36,407	-	-	36,407	-	36,407
At March 31, 2010	19,250	390	-	19,640	-	19,640

Total
At March 31, 2011	119,263	-	2,789,478	2,908,742	1,469,738	4,378,480
At March 31, 2010	74,970	66,775	1,833,680	1,975,425	680,770	2,656,195

LUCAS ENERGY, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Capitalized Costs Relating to Oil and Gas Producing Activities. The following table sets forth the capitalized costs relating to Lucas's crude oil and natural gas producing activities at March 31, 2011 and 2010:

	At March 31,
	2011	2010
Proved leasehold costs	$6,043,061	$11,196,467
Costs of wells and development	17,504,183	13,243,507
Capitalized asset retirement costs	305,646	259,748
Total cost of oil and gas properties	23,852,890	24,699,722
Oil and gas properties
not subject to amortization	797,950	-
Accumulated depreciation and depletion	(3,709,719)	(2,482,433)
Net Capitalized Costs	$20,941,121	$22,217,289

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in Lucas's oil and gas property acquisition, exploration and development activities for the years ended March 31, 2011 and 2010:

	2011	2010
Acquisition of properties
Proved	$8,201,711	$2,459,895
Unproved	797,950	-
Exploration Costs	-	-
Development costs	4,631,412	920,883
Total	$13,631,073	$3,380,778

Results of Operations for Oil and Gas Producing Activities. The following table sets forth the results of operations for oil and gas producing activitiesfor the years ended March 31, 2011 and 2010:

	2011	2010

Crude oil and natural gas revenues	$3,022,085	$1,777,736
Production costs	(1,903,285)	(1,177,765)
Depreciation and depletion	(1,227,286)	(760,853)
Results of operations for producing activities,
excluding corporate overhead and interest costs	$(108,486)	$(160,882)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves.  The following information has been developed utilizing procedures prescribed by ASC Topic 932 and based on crude oil and natural gas reserves and production volumes estimated by the independent petroleum consultants of Lucas.  The estimates were based on a 12-month average for commodity prices for the years ended March 31, 2011 and 2010.  The following information may be useful for certain comparison purposes,

LUCAS ENERGY, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

but should not be solely relied upon in evaluating Lucas or its performance.  Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of Lucas.

The future cash flows presented below are based on sales prices, cost rates and statutory income tax rates in existence as of the date of the projections.  It is expected that material revisions to some estimates of crude oil and natural gas reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed, and actual prices realized and costs incurred may vary significantly from those used.

Management does not rely upon the following information in making investment and operating decisions.  Such decisions are based upon a wide range of factors, including estimates of probable and possible as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

The following table sets forth the standardized measure of discounted future net cash flows from projected production of Lucas's oil and gas reserves as of March 31, 2011 and 2010:

	At March 31,
	2011	2010
Future cash inflows	$218,750,890	$133,979,890
Future production costs	(39,353,540)	(20,249,210)
Future development costs	(67,955,000)	(31,999,050)
Future income taxes	(27,246,082)	(11,211,606)
Future net cash flows	84,196,268	70,520,024
Discount to present value at 10% annual rate	(41,471,451)	(31,313,531)
Standardized measure of discounted future net
cash flows relating to proved oil and gas
reserves	$42,724,817	$39,206,493

LUCAS ENERGY, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows.  The following table sets forth the changes in the standardized measure of discounted future net cash flows at March 31, for each of the two years in the period ended March 31, 2011:

	2011	2010
Standardized measure, beginning of year	$39,206,493	$23,987,135
Crude oil and natural gas sales, net of production costs	(1,118,800)	(599,971)
Net changes in prices and production costs	(2,458,269)	18,942,910
Extensions, discoveries, additions and improved recovery	21,585,840	1,065,740
Changes in estimated future development costs	(690,440)	4,733,700
Development costs incurred	1,535,000	865,320
Revisions of previous quantity estimates	(11,875,235)	(11,127,350)
Accretion of discount	4,751,838	583,780
Net change in income taxes	(5,451,156)	(4,500,813)
Purchases of reserves in place	2,606,360	24,767,887
Sales of reserves in place	(4,221,993)	(18,398,099)
Change in timing of estimated future production	(1,144,821)	(1,113,746)
Standardized measure, end of year	$42,724,817	$39,206,493

EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by reference to the Company Annual Report of Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 3.1).
3.2
Certificate of Amendment to Articles of Incorporation of Lucas Energy, Inc. (Incorporated by reference to Exhibit B to the Information Statement on Schedule 14C filed with the SEC on February 16, 2007).

3.3	Certificate of Amendment to Articles of Incorporation of Lucas Energy, Inc. (Incorporated by reference to Exhibit B to the Proxy Statement on Schedule 14A filed with the SEC on March 31, 2010).
3.4	Certificate of Amendment to Articles of Incorporation of Lucas Energy, Inc. (Incorporated by reference to the Form 8-K dated January 10, 2011, filed with the SEC on January 10, 2011).
3.5	Bylaws (Incorporated by reference to the Company Annual Report of Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 3.2).
10.1	Contract with SMC (Incorporated by reference to the Company Annual Report of Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 10.1).
10.2	Consignment Agreement (Incorporated by reference to the Company Annual Report of Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 10.2).
10.3
Stock Purchase Agreement between Lucas Energy, Inc. and The Delphic Oil Co., LLC, dated December 20, 2006 (Incorporated by reference to the Form 8-K dated December 20, 2006 filed with the SEC on December 21, 2009 as Exhibit 10.1).

10.4
Oil, Gas and Mineral Lease between Lucas Energy, Inc. and Griffin, filed of record on February 23, 2007 (Incorporated by reference to the Form 8-K dated February 24, 2007 filed with the SEC on March 1, 2007 as Exhibit 10.4).

10.5
Employment Agreement between Lucas Energy, Inc. and James J. Cerna, dated March 20, 2007 (Incorporated by reference to the Company Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007 filed with the SEC on June 29, 2007, Exhibit 10.5).

10.6
Employment Agreement between Lucas Energy, Inc. and William A. Sawyer, dated March 20, 2007 (Incorporated by reference to the Company Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007 filed with the SEC on June 29, 2007, Exhibit 10.6).

10.7	Credit Agreement between Lucas Energy, Inc. and Amegy Bank National Association (Incorporated by reference to the Form 8-K dated October 8, 2008 filed with the SEC October 14, 2008).
10.8	Secured Promissory Note between Lucas Energy, Inc. and Amegy Bank National Association (Incorporated by reference to the Form 8-K dated October 8, 2008 filed with the SEC October 14, 2008).
10.9
Deed of Trust, Security Agreement, Financing Statement and Assignment of Production from Lucas Energy to Kenneth R. Batson, Trustee, for the benefit of Amegy Bank National Association (Incorporated by reference to the Form 8-K dated October 8, 2008 filed with the SEC October 14, 2008).

10.10	Security Agreement by Lucas Energy, Inc. in favor of Amegy Bank National Association (Incorporated by reference to the Form 8-K dated October 8, 2008 filed with the SEC October 14, 2008).
10.11
Termination of Credit Agreement with Amegy Bank and Release of all Liens and Security Interests held dated May 5, 2010 (Incorporated by reference to the Form 8-K dated May 5, 2010 filed with the SEC May 6, 2010).

10.12	Unregistered Sale of Equity Securities and Departure of Director and Appointment of Director (Incorporated by reference to the Form 8-K dated October 8, 2009 filed with the SEC October 13, 2009).
10.13	Placement Agent Agreement with WR Hambrecht & Co (Incorporated by reference to the Form 8-K dated March 26, 2009 filed with the SEC March 26, 2010).
10.14	Lucas Energy, Inc. 2010 Long Term Incentive Plan (Incorporated by reference to the Form S-8 filed with the SEC on April 23, 2010).
10.15	Purchase and Sale Agreement Between Lucas Energy, Inc. and HilCorp Energy I, L.P. dated April 1, 2010 (Incorporated by reference to the Form 10-K filed with the Commission on July 14, 2010).
10.16	Securities Purchase Agreement (Incorporated by reference to the Form 8-K dated December 26, 2010, filed with the SEC on December 27, 2010).
10.17	Form of Series B and C Warrant (Incorporated by reference to the Form 8-K dated December 26, 2010, filed with the SEC on December 27, 2010).
10.18	Letter of Intent with Nacogdoches Oil & Gas, Inc. (Incorporated by reference to the Form 8-K dated January 20, 2011, filed with the SEC on January 25, 2011).
10.19	Letter Agreement with Nacogdoches Oil & Gas, Inc. (Incorporated by reference to the Form 8-K dated January 20, 2011, filed with the SEC on January 25, 2011).
10.20*	Employment Agreement between Lucas Energy, Inc. and William A. Sawyer, dated April 1, 2011.

10.21*	Employment Agreement between Lucas Energy, Inc. and K. Andrew Lai, dated February 18, 2011.
10.22*	Form of Officer Stock Option Agreement.
10.23*	Form of Director Stock Option Agreement.
14.1	Code of Ethics (Incorporated by reference to the Company Annual Report on Form 10-K/A, Amendment No. 1, for the fiscal year ended March 31, 2009 filed with the SEC on July 29, 2009).
21.1*	Subsidiaries
23.1*	Consent of GBH CPAs, PC
23.2*	Consent of Forrest A. Garb & Associates, Inc.
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1).
32.1*	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Forrest A. Garb & Associates, Inc.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCAS ENERGY, INC.

BY:     /s/ K. ANDREW LAI
           K. Andrew Lai
           Chief Financial Officer
           (Principal Financial and Accounting Officer and Duly Authorized Officer)

Dated:   June 28, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. FRED HOFHEINZ J. Fred Hofheinz	Chairman	June 28. 2011

/s/ WILLIAM SAWYER William A. Sawyer	President, CEO, and Director (Principal Executive Officer)	June 28, 2011

/s/ K. ANDREW LAI K. Andrew Lai	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	June 28, 2011

/s/ W. ANDREW KRUSEN W. Andrew Krusen	Director	June 28, 2011

/s/ PETER K. GRUNEBAUM Peter K. Grunebaum	Director	June 28, 2011