Form 10-Q
period 2011-06-30
LUCAS ENERGY, INC.
filed 2011-08-15
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2011

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number: 001-32508

LUCAS ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0417780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3555 Timmons Lane, Suite 1550, Houston, Texas 77027
(Address of principal executive offices) (Zip Code)

(713) 528-1881
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	19,515,861 (as of August 5, 2011)

 LUCAS ENERGY, INC.

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

PART II.  OTHER INFORMATION

SIGNATURES	22

EXHIBIT INDEX	23

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LUCAS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	March 31,
	2011	2011
ASSETS
Current Assets
Cash	$789,457	$2,471,108
Accounts Receivable	666,526	806,098
Other Current Assets	87,581	152,793
Total	1,543,564	3,429,999

Property, Plant and Equipment
Oil and Gas Properties (Full Cost Method)	25,903,033	24,650,840
Other Property, Plant and Equipment	116,198	93,199
Total Property, Plant and Equipment	26,019,231	24,744,039
Accumulated Depletion, Depreciation and Amortization	(4,152,208)	(3,753,275)
Total Property, Plant and Equipment, Net	21,867,023	20,990,764
Deposit for Acquisition of Oil and Gas Properties	500,000	500,000
Other Assets	57,611	57,112

Total Assets	$23,968,198	$24,977,875

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$938,667	$2,236,917
Common Stock Payable	58,750	503,750
Accrued Expenses	257,678	255,239
Advances From Working Interest Owners	982,862	357,399
Current Portion of Long-Term Debt	31,975	30,727
Total	2,269,932	3,384,032

Asset Retirement Obligation	418,111	409,112
Note Payable	49,028	60,114
Commitments and Contingencies (see Note 9)

Stockholders' Equity
Preferred Stock, 10,000,000 Shares Authorized of $0.001 Par,
No Shares Issued and Outstanding	-	-
Common Stock, 100,000,000 Shares Authorized of $0.001 Par,
17,002,713 Shares Issued and 16,965,813 Outstanding Shares
at June 30, 2011 and 16,727,713 Issued and 16,690,813
Outstanding Shares at March 31, 2011, respectively	17,003	16,728
Additional Paid-In Capital	29,451,574	28,461,239
Accumulated Deficit	(8,188,291)	(7,304,191)
Common Stock Held in Treasury, 36,900 Shares, at Cost	(49,159)	(49,159)
Total Stockholders' Equity	21,231,127	21,124,617

Total Liabilities and Stockholders' Equity	$23,968,198	$24,977,875

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30
	2011	2010

Net Operating Revenues
Crude Oil	$1,204,420	$577,540
Natural Gas	28,027	-
Total	1,232,447	577,540
Operating Expenses
Lease Operating Expenses	601,483	310,107
Severance and Property Taxes	59,775	38,301
Depreciation, Depletion,
Amortization and Accretion	407,933	212,109
General and Administrative (including
Share-Based Compensation of
$104,610 and $11,920, respectively)	1,044,715	594,416
Total	2,113,906	1,154,933
Operating Loss	(881,459)	(577,393)
Other Expense, Net	846	(14,850)
Interest Expense	(3,487)	(261,212)
Loss Before Income Taxes	(884,100)	(853,455)
Income Tax Provision	-	-
Net Loss	$(884,100)	$(853,455)

Net Loss Per Share
Basic and Diluted	$(0.05)	$(0.06)
Weighted Average Number of
Common Shares Outstanding
Basic and Diluted	16,844,380	13,351,877

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended June 30
	2011	2010
Cash Flows from Operating Activities
Reconciliation of Net Loss to
Net Cash Provided by Operating Activities:
Net Loss	$(884,100)	$(853,455)
Items Not Requiring Cash
Depreciation, Depletion, Amortization and Accretion	407,933	212,109
Share-Based Compensation	104,610	11,920
Amortization of Deferred Financing Costs	-	250,921
Unrealized Loss on Marketable Securities	-	14,850
Changes in Components of Working Capital and Other Assets
Accounts Receivable	139,572	(76,126)
Other Current Assets	65,212	(540)
Accounts Payable and Accrued Expenses	(1,295,810)	187,288
Advances from Working Interest Owners	625,463	(256,369)
Other Assets	(500)	(6,812)
Changes in Components of Working Capital
Associated with Investing and Financing Activities	1,036,950	(333,543)
Net Cash Provided by (Used in) Operating Activities	199,330	(849,757)

Investing Cash Flows
Additions of Oil and Gas Properties	(882,389)	(4,561,989)
Additions of Other Property, Plant and Equipment	(23,000)	(40,857)
Proceeds from Sale of Oil and Gas Properties	71,196	8,119,035
Changes in Components of Working Capital Associated with
Investing Activities	(1,036,950)	333,543
Net Cash Provided by (Used In) Investing Activities	(1,871,143)	3,849,732

Financing Cash Flows
Net Proceeds from the Sale of Common Stock	-	1,406,104
Repayment of Borrowings	(9,838)	(2,150,000)
Cash Paid for Deferred Offering Costs	-	(36,292)
Net Cash Used In Financing Activities	(9,838)	(780,188)

Increase (Decrease) in Cash and Cash Equivalents	(1,681,651)	2,219,787
Cash and Cash Equivalents at Beginning of the Period	2,471,108	1,822,780
Cash and Cash Equivalents at End of the Period	$789,457	$4,042,567

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 - GENERAL

History. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006.

Basis of Presentation. The accompanying unaudited interim consolidated financial statements of Lucas Energy, Inc., together with its subsidiary (collectively, Lucas or the Company) have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lucas's annual report filed with the SEC on Form 10-K for the year ended March 31, 2011.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2011 as reported in Form 10-K have been omitted.

Fiscal Year. The Company's fiscal year ends on the last day of March of the calendar year.  The Company refers to the twelve-month periods ended March 31, 2012 and 2011 as our 2012 and 2011 fiscal year, respectively.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Reclassification. Certain reclassifications have been made to prior period financial statements to conform with the current presentation.

Cash and Cash Equivalents. Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Income Taxes.  Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and accrued tax liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Lucas has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2011. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as interest expense.

Concentration of Credit Risk. Financial instruments that potentially subject Lucas to concentration of cash and credit risk consist of accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2011 through December 31, 2012, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage.  At June 30, 2011, cash balances in interest-bearing accounts totaled $4,800.

Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of June 30, 2011, no allowance for doubtful accounts has been recorded.

Fair Value of Financial Instruments. As of June 30, 2011 and March 31, 2011, the fair value of Lucas's cash, accounts receivable, accounts payable and note payable approximate their carrying values because of the short-term maturity of these instruments.

Earnings per Share of Common Stock. Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of shares of the Company's common stock (Common Shares) outstanding during the period. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.

Stock options to purchase 456,000 Common Shares at an average exercise price of $2.88 per share and warrants to purchase 5,476,642 Common Shares at an average exercise price of $2.65 per share were outstanding at June 30, 2011. Using the treasury stock method, had we had net income, approximately 76,620 Common Shares attributable to our outstanding stock options and 392,081 Common Shares attributable to our outstanding warrants would have been included in the fully diluted earnings per share calculation for the period ended June 30, 2011.

Stock options to purchase 200,000 Common Shares at an average exercise price of $2.60 per share and warrants to purchase 3,335,549 Common Shares at an average exercise price of $7.62 per share were outstanding at June 30, 2010. Using the treasury stock method, had we had net income, approximately 180,556 Common Shares attributable to our outstanding warrants would have been included in the fully diluted earnings per share calculation for the period ended June 30, 2010.

Subsequent Events. Lucas evaluated all transactions from June 30, 2011 through the financial statement issuance date for subsequent event disclosure. See Note 12.

Recent Accounting Pronouncements. There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2 - MARKETABLE SECURITIES

At June 30, 2011 and March 31, 2011, Lucas held 3,300,000 shares of Bonanza Oil and Gas Inc. (Bonanza) common stock recorded at zero value.  During the three months ended June 30, 2010, pursuant to mark-to-market accounting, Lucas reported a non-cash unrealized loss on Bonanza common shares of $14,850.

NOTE 3 – OIL AND GAS PROPERTIES

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.  Properties not subject to amortization consist of acquisition, exploration and development costs, which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization.  Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $30.45 per barrel of oil equivalent (“BOE”) for the three months ended June 30, 2011, and was $25.33 per BOE for the three months ended June 30, 2010.  Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool and generally, no gain or loss is recognized.

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of June 30, 2011, no impairment of oil and gas properties was indicated.

All of Lucas's oil and gas properties are located in the United States.  Below are the components of Lucas's oil and gas properties recorded at cost as of June 30, 2011:

Amount
Proved leasehold costs	$6,693,226
Costs of wells and development	18,106,211
Capitalized asset retirement costs	305,646
Oil & gas properties
not subject to amortization	797,950
Total oil & gas properties	25,903,033
Accumulated depreciation and depletion	(4,101,103)
Net Capitalized Costs	$21,801,930

The following table sets forth the changes in the total cost of oil and gas properties during the three months ended June 30, 2011:

Amount
Balance at beginning of period	$24,650,840
Acquisitions using cash	268,370
Acquisitions using shares	441,000
Tangible and Intangible Drilling Costs
and Title Related Expenses	614,019
Proceeds from Sale of Partial Interests	(71,196)
Balance at end of period	$25,903,033

During the three months ended June 30, 2011, Lucas entered into a farm-out joint venture agreement to drill a new Austin Chalk horizontal well.  Under the agreement, the counterparty purchased a working interest in the well operated by Lucas.  Proceeds from the sale of the partial working interest were approximately $71,000 and were recorded as a reduction in the full cost pool.

On April 1, 2010, Lucas entered into a purchase and sale agreement with HilCorp Energy I, L.P. ("HilCorp") for the development of Lucas’s Eagle Ford Shale properties located in Gonzales County, Texas.  The agreement provided for HilCorp to acquire an undivided eighty-five (85%) working interest in all the formations below the Austin Chalk formation held by Lucas in Gonzales County, Texas.  During the three months ended June 30, 2010, Lucas received gross proceeds of approximately $8.9 million and net proceeds of approximately $7.7 million, after distribution to Lucas’s working interest participants of their proportionate share of proceeds totaling approximately $1.2 million. Several additional closings were also conducted pursuant to the agreement during the remainder of Lucas's Fiscal Year 2011.

In December 2010, Lucas entered into an agreement for the right to purchase, over time, as financing becomes available, up to an aggregate 77.5% interest in certain oil and gas properties and leases located in McKinley County, New Mexico for an aggregate price of $20.5 million, which included a deposit of $0.5 million towards the possible purchase of the interests. In January 2011, as part of the agreement, Lucas purchased an undivided 7.56% interest in the New Mexico properties for $2.0 million and paid the deposit of $0.5 million. Lucas did not purchase any additional interests and allowed the right to purchase additional interests to expire in April 2011, without exercising any further rights.  Lucas has requested the seller to return the deposit.

NOTE 4 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the retirement of oil and gas property, plant and equipment for the three-month periods ended June 30, 2011 and 2010.  Lucas did not have any short-term asset retirement obligations as of June 30, 2011.

	Three Months Ended June 30,
	2011	2010
Carrying amount at beginning of period	$409,112	$327,412
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion	9,000	6,000
Revisions	-	-
Reduction for sale of oil and gas property	-	-
Carrying amount at end of period	$418,112	$333,412

NOTE 5 - REVOLVING LINE OF CREDIT AND LETTER OF CREDIT FACILITY

On May 5, 2010, Lucas terminated its credit facility with Amegy Bank and paid off the then outstanding balance of $2.15 million.  Lucas expensed the remaining unamortized deferred financing costs totaling $250,921 as interest expense during the three months ended June 30, 2010.

NOTE 6 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2012 fiscal year and consequently, recorded no provision or benefit for income taxes for the three months ended June 30, 2011.

At June 30, 2011, Lucas had estimated net operating loss carryforwards for federal and state income tax purposes of approximately $9.3 million which will begin to expire, if not previously used, beginning in the year 2028.  Due to uncertainty regarding ultimate realization, the Company has established a valuation allowance of approximately $3.0 million, an increase of approximately $0.2 million from March 31, 2011, to fully reserve the Company’s estimated net deferred tax asset at June 30, 2011.

During the three months ended June 30, 2011, significant temporary differences existed between financial statement income and estimated taxable income which related primarily to stock-based compensation expense recognized for book purposes and the increase in the valuation allowance during the period.

NOTE 7 – STOCKHOLDERS' EQUITY

Common Stock

The following summarizes Lucas's common stock activity during the quarter ended June 30, 2011:

		Common Shares
		Issued
	Amount	Per Share	Shares	Treasury	Outstanding
Balance at March 31, 2011			16,727,713	(36,900)	16,690,813
Property Acquisitions	$441,000	2.94	150,000	-	150,000
Share-Based Compensation	498,750	3.99	125,000	-	125,000
Balance at June 30, 2011			17,002,713	(36,900)	16,965,813

Common stock issuances for property acquisitions and share-based compensation are recorded at the grant date fair value of the shares on the date of issuance.  See Footnote 8 – Share-Based Compensation for information on common stock activity related to Share-Based Compensation, including shares granted to the board of directors, officers, employees and consultants.

Warrants

During the three months ended June 30, 2011, the Company did not issue any warrants and none of the Company’s outstanding warrants expired or were exercised.

The following is a summary of the Company's outstanding warrants at June 30, 2011:

Warrants		Exercise	Expiration	Intrinsic Value
Outstanding		Price ($)	Date	at June 30, 2011
305,000	(1)	1.00	August 31, 2012	$561,200
2,510,506	(2)	2.62	August 3, 2011	552,311
150,630	(3)	2.98	July 3, 2014	-
2,510,506	(4)	2.86	July 3, 2016	-
5,476,642				$1,113,511

(1)	Warrants issued in connection with the sale of units in a private equity placement in September 2009.
(2)
Series C Warrants issued in connection with the sale of units in the Company's unit offering in December 2010 pursuant to the Securities Purchase Agreement.  The exercise price was later reduced to $2.48 per share subsequent to June 30, 2011.  See Note 12 – Subsequent Events.  The new exercise price would have rendered the Warrants an intrinsic value of $904,000 at June 30, 2011.

(3)
Placement agent warrants issued in connection with the sale of units in the Company's unit offering in December 2010. The warrants were not exercisable until July 4, 2011 and will remain exercisable until, and including, July 3, 2014.

(4)
Series B Warrants issued in connection with the sale of units in the Company's unit offering in December 2010. The Series B Warrants were not exercisable until July 4, 2011 and will remain exercisable until, and including, July 3, 2016.

NOTE 8 – SHARE-BASED COMPENSATION

In accordance with the provisions of the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification (ASC Topic 718), Lucas measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Common Stock

During the three months ended June 30, 2011, Lucas issued 125,000 shares of its common stock, which were previously accrued for and valued at $498,750 as of March 31, 2011, to a business consultant for his services provided during the 2011 fiscal year.  During the same period, Lucas recorded an award of 19,542 shares of its common stock with a grant date fair value of $53,750 that will be issued to certain managerial personnel according to their employment agreements.  These shares were issued in July 2011. All awards and issuances were valued at fair value on the date of grant based on the trading value of Lucas common stock.

Stock Options

None of the Company’s outstanding options expired, were exercised or forfeited during the three months ended June 30, 2011 or 2010.

The following table sets forth stock option activity for the three-month periods ended June 30, 2011 and 2010:

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010

	Number of	Weighted	Number of	Weighted
	Stock Options	Average Grant Price	Stock Options	Average Grant Price
Outstanding at March 31	256,000	$1.96	200,000	$2.60
Granted	200,000	4.05	-	-
Outstanding at June 30	456,000	$2.88	200,000	$2.60

Exercisable at June 30	96,000	$2.00	150,000	$2.60

During the three months ended June 30, 2011, Lucas granted 200,000 stock options to an officer valued at approximately $604,000.  Lucas did not grant any stock options during the three months ended June 30, 2010. The grant date fair values of the stock options are amortized and recognized as compensation expenses over the service period.

Compensation expense related to stock options granted during the three month period ended June 30, 2011 was $50,860. The options have a 5 year exercise period and vest 25% on each of the first four anniversary dates.  The exercise prices for the options equal the closing price of the Company stock on the grant dates.  All issuances were valued at fair value on the date of grant based on the market value of Lucas’ common stock using the Black Scholes option pricing model with the following weighted average assumptions used for grants; dividend yield of 0.00%; expected volatility of 116%; risk-free interest rate of 1.31% and expected term of 3.1 years.

Options outstanding at June 30, 2011 and 2010 had intrinsic values of $224,600 and zero, respectively.  Options exercisable at June 30, 2011 and 2010 had intrinsic values of $80,640 and zero, respectively.

The following tabulation summarizes the remaining terms of the options outstanding:

Remaining	Options	Options
Life (Yrs)	Outstanding	Exercisable
4.25	96,000	96,000
4.63	160,000	-
4.75	200,000	-
Total:	456,000	96,000

As of June 30, 2011, total unrecognized stock-based compensation expense related to all non-vested stock options was $751,959, which is expected to be recognized over a weighted average period of 3.7 years.

As of June 30, 2011, the number of shares available for issuance under the Company’s Long Term Incentive Plan was 66,931.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings. The Company is periodically named in legal actions arising from normal business activities. Lucas evaluates the merits of these actions and, if the Company determines that an unfavorable outcome is probable and can be reasonably estimated, we will establish the necessary reserves. Lucas does not anticipate any material losses as a result of commitments and contingent liabilities. Lucas is not involved in any material legal proceedings.

NOTE 10 – POSTRETIREMENT BENEFITS

On April 1, 2011, Lucas established a matched defined contribution savings plan for its employees.  During the three months ended June 30, 2011, Lucas's total costs recognized for the savings plan were approximately $7,300.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended June 30,
	2011	2010
Interest	$3,487	$10,291
Income taxes	-	-

	Three Months Ended June 30,
	2011	2010
Issuance of common stock for the purchase of
certain oil and gas properties	$441,000	$12,040
Increase in asset retirement obligations	9,000	6,000

NOTE 12 – SUBSEQUENT EVENTS

During July 2011, the Company issued a total of 19,542 shares of its common stock to its Chief Executive Officer, Chief Financial Officer and certain employees according to the employment agreements with them.

In an effort to secure the funding for the capital expenditure program for the current fiscal year and to avoid the unpredictable nature of the financial market, the Company incentivized the institutional investors who purchased securities in the Company's December 2010 offering to exercise the Series C Warrants they purchased as part of the offering by entering into an amendment to the original Series C Warrant Agreement on July 18, 2011 (the "Amendment Agreement"). The expiration date for the Series C Warrants was August 3, 2011.  Without changing the expiration date, the Amendment Agreement required the investors to immediately exercise 25% of the Series C Warrants they held and the Company to lower the exercise price of the Series C Warrants to $2.48 per share from the original exercise price of $2.62 per share.  Based on the Black Scholes option pricing model, the change in the exercise price resulted in an increase of $293,277 in the aggregate value of the Series C Warrants.  Pursuant to the Series C Warrant Agreement, as amended, the investors were required to exercise all of their remaining Series C Warrants if the closing bid price of the Company's stock was higher than the amended exercise price on August 3, 2011.  Since the closing bid price on that date for the Company's stock was $2.51, all remaining Series C Warrants were exercised.  Net proceeds to the Company from exercises of all of the 2,510,506 Series C Warrants were approximately $5.85 million after deducting commissions paid to the placement agent.  The Company plans to use the net proceeds for general corporate purposes, including funding future capital expenditures.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this report, and should be read in conjunction with management’s discussion and analysis contained in Lucas’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011("2011 Annual Report) and related discussion of our business and properties contained therein.  The terms "Company," "Lucas Energy," "Lucas," "we," "us" and "our" refer to Lucas Energy, Inc. and its subsidiary.

Overview

Lucas Energy, Inc., a Nevada corporation, is an emerging independent oil and gas company based in Houston, Texas. Lucas Energy, Inc. together with its subsidiary, acquires oil and gas properties and develops, produces and markets crude oil and natural gas from various known prolific and productive geological formations, including the Austin Chalk, Eagle Ford and Buda Formations, primarily in Gonzales, Wilson, Karnes and Atascosa Counties south of the City of San Antonio in South Texas and McKinley County in New Mexico.  Our goal is to become a recognized player in the development and production of crude oil and natural gas in established oil fields.

The Company's strategy is twofold:

•
We focus on building and developing a portfolio of oil and gas assets by acquiring what we believe are undervalued, underdeveloped and underperforming properties and for which we believe we can increase production economically and profitably. We do not operate in land not known to be a productive field; that is, we do not drill wildcat wells.

•
To efficiently pave the way towards growth, we monetize and divest non-core oil and gas assets and enter into joint ventures, farm-outs and drilling arrangements with select and reputable oil and gas companies to exploit the productive geological formations in our properties.

Our fiscal year ends on the last day of March of the calendar year.  We refer to the twelve-month period ended March 31, 2012 as our 2012 fiscal year and the three months ended June 30, 2011 as our first quarter of fiscal year 2012.

Operations.  During the first quarter of our fiscal year 2012, we continued our efforts on improving production from our existing Austin Chalk wells to capitalize on their underlying upside potential.  Our efforts resulted in a substantial growth in our gross crude oil production.  The Company's operated wells had a gross production increase of approximately 20% from June 2011 to July 2011. For the month of July, gross crude oil production was approximately 5,900 barrels (Bbls). Gross crude oil sale volumes are anticipated to be up approximately 26% in July versus June 2011. These figures do not include the non-operated Hagen Ranch Eagle Ford wells or any production which may have been produced while drilling the Rainey Unit No.1H well as described below. Gross crude oil production for the first four months of fiscal year 2012 (April 1st through July 31st), is currently anticipated to be reported 80% higher than for the same period last year. Again, these figures do not include production from the non-operated Hagen Ranch Eagle Ford wells.

To expedite the organic production growth of the Company, we prepared for our 2012 Austin Chalk horizontal well drilling program early in the first quarter of the 2012 fiscal year and in late June, commenced the program by drilling a new horizontal well, the Rainey Unit No.1H, in Gonzales County. A portion of the well is on the same lease as the two Hagen Eagle Ford No. 1H and No. 2H wells operated by Hilcorp Energy I, LP, an affiliate of Hilcorp Energy Company ("Hilcorp") in which we have a net revenue interest of approximately 11%.  The Company plans to drill at least five new Austin Chalk horizontal wells and three new Austin Chalk laterals from old well bores during its 2012 fiscal year. In addition, the Hilcorp operated Eagle Ford program is anticipated to add another two to three wells during the same period. In early August 2011, the Rainey Unit No.1H started flowing oil and gas from the Austin Chalk formation as the well finished the curve before drilling the lateral portion of the well. Oil was flowing to the shaker tanks and gas was flaring to ten feet and more while Lucas completed the curve to go horizontal. Currently, the horizontal leg of the well is being drilled, and is expected to be some 4,000 feet in length. Seidler Oil and Gas is a joint venture partner with Lucas in this well. The Rainey Unit No.1H well is being drilled underbalanced. This means that the well may flow oil and gas while the horizontal leg is being drilled. This is common for the horizontal drilling of the Austin Chalk formation. Subsequent to completion of the Rainey Unit No.1H well, the Company intends to re-drill the lateral on the Milton Hines No.1 well; and to drill another new well on the Hagen Ranch lease. The Rainey Unit No.1H well is anticipated to add 100 barrels of oil per day or more to the gross production for the 2012 second fiscal quarter and the Milton Hines No.1 lateral re-drill is anticipated to add the same amount of gross production to the 2012 third fiscal quarter's totals.

We also benefited from higher oil prices during the 2012 first fiscal quarter.  The Company received high crude oil prices of $113.00 per Bbl and $106.00 per Bbl for its May and June 2011 crude oil sales, respectively, from its properties in East Texas. Lucas operates two wells in East Texas and is seeking to expand its holdings there in the Austin Chalk formation.  See Results of Operations below for more information.

Eagle Ford Acreage.  The Company has been meeting with investment banking groups to discuss various possible future plans concerning its 4,400 net Eagle Ford acres. With a correlative value of $95 million, based on the publicly reported values of the Marathon Oil acquisition of the Hilcorp Eagle Ford acreage in June 2011 (about $4.20 per share fully diluted), the Company is considering different alternatives and strategies for the property, including but not limited to converting the position to cash and focusing on the development of the Austin Chalk reserves.  Subject to market conditions and other factors, monetization of our Eagle Ford acreage may or may not result in the realization of the aforementioned correlative value.

Financial Strengths. The Company has no material outstanding financing indebtedness. In an effort to secure the funding for the capital expenditure program for the current fiscal year and to avoid the unpredictable nature of the financial market, the Company incentivized the institutional investors who purchased securities in the Company's December 2010 unit offering to exercise the Series C Warrants they purchased as part of the offering by entering into an amendment to the original Series C Warrant Agreement on July 18, 2011 (the "Amendment Agreement").  The expiration date for the Series C Warrants was August 3, 2011.Without changing the expiration date, the Amendment Agreement required the investors to exercise immediately 25% of the Series C Warrants they held and the Company to lower the exercise price of the Series C Warrants to $2.48 per share from the original exercise price of $2.62 per share.  Pursuant to the Series C Warrant Agreement, as amended, the investors were required to exercise all of their remaining Series C Warrants if the closing bid price of the Company's stock was higher than the amended exercise price on August 3, 2011.  Since the closing bid price on that date for the Company's stock was $2.51, all remaining Series C Warrants were exercised and a total of 2,510,506 shares of the Company's common stock were issued.  Net proceeds to the Company from the exercises of the Series C Warrants were approximately $5.85 million after deducting commission to the placement agent.  The Company plans to use the net proceeds for general corporate purposes, including funding future capital expenditures.

Major Expenditures.  The table below sets out the major components of our expenditures (including amounts capitalized) for the quarters ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010
Additions to Oil and Gas Properties (Capitalized)
Acquisitions Using Cash	$268,370	$3,468,428
Tangible and Intangible Drilling Costs
and Title Related Expenses	614,019	1,093,561
Subtotal	882,389	4,561,989
Acquisitions Using Shares	441,000	12,040
Other Non-Cash Acquisitions (a)	-	3,461
Total Additions to Oil and Gas Properties	1,323,389	4,577,490
Lease Operating Expenditures (Expensed)	601,483	310,107
Severance and Property Taxes (Expensed)	59,775	38,301
	$1,984,647	$4,925,898

General and Administrative Expense (Cash)	$940,105	$582,496
Share-Based Compensation (Non-Cash)	$104,610	$11,920

(a) Other non-cash acquisitions include assumption of note payable and discharge of note receivable.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three-month periods ended June 30, 2011 and 2010 should be read in conjunction with the consolidated financial statements of Lucas Energy and notes thereto included in this Quarterly Report on Form 10-Q.  As used below, the abbreviations "Bbls" stands for barrels, "Mcf" for thousand cubic feet and "Boe" for barrels of oil equivalent on the basis of six Mcf per barrel.

We reported a net loss for the three months ended June 30, 2011 of $1.1 million, or $0.06per share. For the same period a year ago, we reported a net loss of $0.9 million, or $0.06 per share. Net loss increased by $0.2 million primarily due to increased operating expenses, partially offset by increased operating revenues.

The following table sets forth the operating results and production data for continuing operations for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,			%
	2011	2010	Increase	Increase
Sale Volumes:
Crude Oil (Bbls)	12,167	7,885	4,282	54%
Natural Gas (Mcf)	4,100	-	4,100	100%
Total (Boe)	12,850	7,885	4,965	63%

Crude Oil (Bbls per day)	134	87	47	54%
Natural Gas (Mcf per day)	45	-	45	100%
Total (Boe per day)	142	87	55	63%

Average Sale Price:
Crude Oil ($/Bbl)	$98.99	$73.25	$25.74	35%
Natural Gas ($/Mcf)	$6.84	$-	$6.84	100%

Net Operating Revenues:
Crude Oil	$1,204,420	$577,540	$626,880	109%
Natural Gas	28,027	-	28,027	100%
Total Revenues	$1,232,447	$577,540	$654,907	113%

Oil and Gas Revenues

Total crude oil and natural gas revenues for the three months ended June 30, 2011 increased $0.7 million, or 113%, to $1.2 million from $0.6 million for the same period a year ago, due primarily to a favorable crude oil volume variance of $0.4 million and a favorable crude oil price variance of $0.2 million.  The increase in crude oil volumes sold was due primarily to production from the two outside-operated Eagle Ford wells which contributed on the average 45 Bbls a day during the quarter.

Operating and Other Expenses

	Three Months Ended June 30,		Increase	%
	2011	2010	(Decrease)	Incr(Decr)
Lease Operating Expenses	$601,483	$310,107	$291,376	94%
Severance and Property Taxes	59,775	38,301	21,474	56%
Depreciation, Depletion, and Amortization	407,933	212,109	195,824	92%
General and Administrative (Cash)	940,105	582,496	357,609	61%
Share-Based Compensation (Non-Cash)	104,610	11,920	92,690	778%
Interest Expense	3,487	261,212	(257,725)	-99%

Lease operating expenses increased $291,000 for the current quarter as compared to the prior year period principally due to higher work-over and treatment costs along with higher water hauling, maintenance, rental and labor costs resulting from increased production from newly acquired and successfully completed wells.

Depreciation, Depletion, Amortization and Accretion ("DD&A")

DD&A increased $196,000 primarily due to an increase in production for the current quarter ended June 30, 2011 totaling 4,965 barrels of oil equivalent in excess of the prior year period.  The rate per BOE increased from $25.32 to $30.45.

General and Administrative Expenses

General and administrative expenses, including share-based compensation, increased $450,000 for the current quarter as compared to the prior year’s quarter.  The increase is primarily due to higher employee-related costs ($140,000), additional personnel ($78,000), increased investor relations expenditures ($59,000), higher legal fees ($34,000) and higher non-cash share-based compensation expenses related to share and option grants ($93,000).

Interest Expense

During the three months ended June 30, 2011, we incurred interest expense of $3,500 on a note assumed during a property acquisition. Interest expense of $261,000 for the three months ended June 30, 2010 was due primarily to our expensing the remaining unamortized balance of deferred financing costs originally incurred in connection with our credit facility with Amegy Bank, which we terminated and repaid in full during the three months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of cash for Lucas during the three months ended June 30, 2011 were funds generated from operations and proceeds from the sale of partial oil and gas interests.  The primary uses of cash were funds used in operations and oil and gas property acquisitions. During the first quarter of our 2012 fiscal year, our cash balance decreased from $2.5 million to $0.8 million.

In an effort to secure the funding for the capital expenditure program for the current fiscal year and to avoid the unpredictable nature of the financial market, the Company incentivized the institutional investors who purchased securities in the Company's December 2010 unit offering to exercise the Series C Warrants they purchased as part of the offering by entering into an amendment to the original Series C Warrant Agreement on July 18, 2011 (the "Amendment Agreement"). The expiration date for the Series C Warrants was August 3, 2011. Without changing the original expiration date, the Amendment Agreement required the investors to exercise immediately 25% of the Series C Warrants they held and the Company to lower the exercise price to purchase a share of the Company's common stock to $2.48 per share from the original exercise price of $2.62 per share. Pursuant to the Series C Warrant Agreement, as amended, the investors were required to exercise all of their remaining Series C Warrants if the closing bid price of the Company's stock was higher than the amended exercise price on August 3, 2011. Since the closing bid price on that date for the Company's stock was $2.51, all remaining Series C Warrants were exercised.  Net proceeds to the Company from the exercises of all of the 2,510,506 Series C Warrants were approximately $5.9 million after deducting commissions paid to the placement agent.  The Company plans to use the net proceeds for general corporate purposes, including funding future capital expenditures.

Cash flows from operating activities. For the three months ended June 30, 2011, net cash provided by operating activities was $0.2 million compared to net cash used in operating activities of $0.8 million for the prior year period.  The $1.0 million increase was primarily due to favorable changes in working capital and other assets ($1.0 million).

Cash flows from investing activities. For the three months ended June 30, 2011, net cash used in investing activities of $1.9 million decreased by $5.7 million compared to net cash provided by investing activities of $3.8 million for the same period of 2010 due primarily to unfavorable changes in working capital associated with investing activities ($1.4 million) and a decrease in proceeds from sale of oil and gas properties ($8.0 million), partially offset by a decrease in oil and gas property additions ($3.7 million).  Proceeds from sale of oil and gas properties of $8.1 million for the prior year period was due primarily to our sale of an undivided 85% interest in our "deep rights" located in Gonzales County, Texas less the cash paid for the purchase of oil and gas properties and capital expended on existing oil and gas properties.

Cash flows from financing activities. For the three months ended June 30, 2011, net cash used in financing activities was essentially zero but for the $9,838 of partial repayments of a note assumed as part of a property acquisition.  For the three months ended June 30, 2010, net cash flow used in financing activities was $0.8 million and consisted of funds expended to pay off the outstanding principal on our credit facility with Amegy Bank of $2.2 million, less net proceeds from the sale of common stock in our "at-the-market" public equity offering of $1.4 million.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act").  These forward-looking statements are generally located in the material set forth under the headings "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

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

We identify forward-looking statements by use of terms such as "may", "will", "expect," "anticipate," "estimate," "hope," "plan," "believe," "predict," "envision," "intend," "will," "continue," "potential," "should," "confident," "could" and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the "Risk Factors" section of this report and our Annual Report on Form 10-K and other sections of this report and our Form 10-K, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See Part 1, Item 1, Note 9 to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

In addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended March 31, 2011 ("2011 Annual Report"), as filed with the SEC on June 28, 2011, you should carefully consider the risk factors identified below.  The risk factors disclosed in this section and in our 2011 Annual Report, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

If the warrant holders sell a large number of shares all at once or in blocks after exercising the warrants to purchase the registered shares, the trading value of our shares could decline in value.

We registered 2,510,506 shares of common stock and an additional 941,053 shares of common stock issuable upon the exercise of outstanding Series C Warrants in connection with the filing of our Original Prospectus Supplement.  Additionally, pursuant to our Resale Registration we registered an aggregate of 4,230,589 shares of common stock, which number includes all of the shares of common stock issuable upon exercise of the Series B Warrants and the Series C Warrants, not registered in the Original Prospectus Supplement (of which all of the Series C Warrants to purchase 2,510,506 shares of common stock have been exercised to date pursuant to the Amendment Agreement).  We have 19,515,861 shares of common stock issued and outstanding as of the date of this report.  As a result, the offer or sale of large numbers of shares in the future, including those shares registered in our Original Prospectus Supplement and the Resale Registration, may cause the market price of our securities to decline in value.  The amount of common stock registered on behalf of the Investors in the Resale Registration and Original Prospectus Supplement, which shares will be eligible for immediate resale upon the exercise of the Warrants and Agent Warrants, pursuant to their terms, would represent approximately 15.6% of our outstanding shares of common stock assuming the full exercise of all such warrants (of which all 2,510,506 Series C Warrants have been exercised to date).

We face potential liability under the Amendment Agreement in the event we do not satisfy the current public information requirements of Rule 144(c) of the Securities Act of 1933, as amended, prior to the date the Warrants and shares of common stock issuable upon exercise thereof have been sold by the holders thereof or have expired.

Pursuant to the Amendment Agreement, we agreed that if at any time prior to the date that all of the Warrants and any shares of common stock issuable upon exercise of such Warrants are sold by the holders thereof, we fail to satisfy the current public information requirement of Rule 144(c) of the Securities Act of 1933, as amended (a "Public Information Failure"), as partial relief for the damages to any holder of Warrants, we would pay the holders, based on their pro rata ownership of non-exercised and non-expired Warrants on the first day of a Public Information Failure, an aggregate of $80,000 for the first thirty calendar days that there is a Public Information Failure (pro-rated for a period of less than thirty days) and an amount in cash equal to one and one-half percent (1.5%) of the aggregate Black Scholes Value (as defined in the Warrants) of such holder’s non-exercised and non-expired Warrants on the sixty-first (61st) calendar day after the Public Information Failure (covering the 31st to 60th calendar days) and on every thirtieth day (pro-rated for periods totaling less than thirty days) thereafter until the earlier of (i) the date such Public Information Failure is cured; (ii) such time that such public information is no longer required pursuant to Rule 144; and (iii) the expiration date of the Warrants.  Additionally, upon the occurrence of any Public Information Failure during the 12 months prior to the expiration of any Warrant, the expiration date of such Warrant will be automatically extended for one day for each day that a Public Information Failure occurs and is continuing.  As such, in the event of the occurrence of a Public Information Failure, we will face liability and penalties under the Amendment Agreement.

The Investors in the Company’s December 2010 sale of 2,510,506 Units obtained a right of first refusal to provide additional funding to the Company.

Pursuant to the Securities Purchase Agreement (the "Purchase Agreement"), pursuant to which the Investors purchased an aggregate of 2,510,506 units in December 2010, the Company agreed that until December 30, 2011, the Company would not undertake any of the following, without the prior written consent of all of the Investors (as described in greater detail in the Purchase Agreement): (A), directly or indirectly, file any registration statement with the SEC, (B) directly or indirectly, offer, sell, grant any option to purchase, or otherwise dispose of (or announce any offer, sale, grant or any option to purchase or other disposition of) any of its equity securities, including without limitation any debt, preferred stock or other instrument or security (a "Subsequent Placement"), or (C) be party to any solicitations or negotiations with regard to the foregoing.  Additionally, the Company agreed that until December 30, 2012, the Company would not, directly or indirectly, effect any Subsequent Placement unless the Company first provides the Investors notice of such Subsequent Placement and provides such Investors an opportunity to purchase up to 25% of the securities offered in such Subsequent Placement pursuant to the terms and conditions described in greater detail in the Purchase Agreement.

However, the above requirements do not apply to the Company's issuance or grant of any common stock issued or issuable: (i) in connection with any employee benefit plan approved by the Board of Directors, subject to a maximum of 150,000 shares to be issued to consultants in any calendar year; (ii) upon exercise of the Warrants and Agent Warrants; (iii) upon exercise of any options or convertible securities which were outstanding on the day immediately preceding the closing date of the offering; and (iv) in connection with mergers, acquisitions, strategic business transactions or joint ventures with a strategic partner who is not in the business of making financial investments, in each case with non-affiliated third parties and otherwise on an arm's-length basis, the primary purpose of which is not to raise additional capital (collectively (i) through (iv), "Excluded Securities"); provided that any shares issued or issuable in connection with any transaction contemplated by this clause (iv) that is either primarily (A) attributable to capital raising for the Company (other than nominal amounts of capital) or (B) to raise capital for the Company, directly or indirectly, in connection with any transaction contemplated by this clause (iv), including, without limitation, securities issued in one or more related transactions or that result in similar economic consequences, shall not be deemed to be Excluded Securities.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In June 2011, the Company issued 150,000 restricted shares of common stock to a third party in connection with the acquisition of certain oil and gas leases owned by the third party in Starr County, Texas, in consideration for the 150,000 shares of restricted common stock and $20,000 in cash consideration.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer.  No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

ITEM 6.  EXHIBITS.

EXHIBIT INDEX

Exhibit No.		Description

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

* Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Balance Sheets –June 30, 2011 and March 31, 2011, (ii) the Consolidated Statements of Income - Three Months Ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows - Three Months Ended June 30, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCAS ENERGY, INC.
(Registrant)

Date: August 15, 2011	By: /s/ K. ANDREW LAI
K. Andrew Lai
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.		Description

* 31.1	-	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	-	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	-	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	-	Section 906 Certification of Periodic Report of Principal Financial Officer.

* **101.INS	-	XBRL Instance Document.

* **101.SCH	-	XBRL Schema Document.

* **101.CAL	-	XBRL Calculation Linkbase Document.

* **101.LAB	-	XBRL Label Linkbase Document.

* **101.PRE	-	XBRL Presentation Linkbase Document.

* Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Balance Sheets –June 30, 2011 and March 31, 2011, (ii) the Consolidated Statements of Income - Three Months Ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows - Three Months Ended June 30, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.