Form 10-Q
period 2011-09-30
LUCAS ENERGY, INC.
filed 2011-11-14
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	19,515,826 (as of November 3, 2011)

LUCAS ENERGY, INC.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	March 31,
	2011	2011
ASSETS
Current Assets
Cash	$1,480,049	$2,471,108
Accounts Receivable	684,603	806,098
Inventories	66,268	-
Other Current Assets	115,136	152,793
Total	2,346,056	3,429,999

Property, Plant and Equipment
Oil and Gas Properties (Full Cost Method)	30,015,074	24,650,840
Other Property, Plant and Equipment	134,860	93,199
Total Property, Plant and Equipment	30,149,934	24,744,039
Accumulated Depletion, Depreciation and Amortization	(4,433,241)	(3,753,275)
Total Property, Plant and Equipment, Net	25,716,693	20,990,764
Deposit for Acquisition of Oil and Gas Properties	500,000	500,000
Other Assets	97,612	57,112

Total Assets	$28,660,361	$24,977,875

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,239,831	$2,236,917
Common Stock Payable	57,082	503,750
Accrued Expenses	560,784	255,239
Advances From Working Interest Owners	-	357,399
Current Portion of Long-Term Debt	32,944	30,727
Total	2,890,641	3,384,032

Asset Retirement Obligation	428,012	409,112
Note Payable	40,420	60,114
Commitments and Contingencies (see Note 9)

Stockholders' Equity
Preferred Stock, 10,000,000 Shares Authorized of $0.001 Par,
No Shares Issued and Outstanding	-	-
Common Stock, 100,000,000 Shares Authorized of $0.001 Par,
19,537,786 Shares Issued and 19,500,886 Outstanding Shares
at September 30, 2011 and 16,727,713 Issued and 16,690,813
Outstanding Shares at March 31, 2011, respectively	19,538	16,728
Additional Paid in Capital	35,617,298	28,461,239
Accumulated Deficit	(10,286,389)	(7,304,191)
Common Stock Held in Treasury, 36,900 Shares, at Cost	(49,159)	(49,159)
Total Stockholders' Equity	25,301,288	21,124,617

Total Liabilities and Stockholders' Equity	$28,660,361	$24,977,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Operating Revenues
Crude Oil	$927,924	$936,849	$2,132,344	$1,514,389
Natural Gas	39,518	1,741	67,545	1,741
Total	967,442	938,590	2,199,889	1,516,130
Operating Expenses
Lease Operating Expenses	1,033,286	309,090	1,634,769	619,197
Severance and Property Taxes	59,749	50,473	119,524	88,774
Depreciation, Depletion, Amortization
and Accretion	290,933	352,183	698,866	564,292
General and Administrative	1,386,663	763,781	2,431,377	1,358,197
Total	2,770,631	1,475,527	4,884,536	2,630,460
Operating Loss	(1,803,189)	(536,937)	(2,684,647)	(1,114,330)
Other Income (Expense), Net	(292,555)	(7,810)	(291,709)	(22,660)
Interest Expense	(2,355)	-	(5,842)	(261,212)
Loss Before Income Taxes	(2,098,099)	(544,747)	(2,982,198)	(1,398,202)
Income Tax Provision	-	-	-	-
Net Loss	$(2,098,099)	$(544,747)	$(2,982,198)	$(1,398,202)

Net Loss Per Share
Basic and Diluted	$(0.11)	$(0.04)	$(0.17)	$(0.10)
Average Number of Common Shares
Basic and Diluted	18,714,267	13,696,043	17,780,193	13,524,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities
Reconciliation of Net Loss to
Net Cash Provided by Operating Activities:
Net Loss	$(2,982,198)	$(1,398,202)
Items Not Requiring Cash
Depreciation, Depletion, Amortization and Accretion	698,866	564,292
Share-Based Compensation	217,551	86,340
Non-Operating Expense Relating to Exercise of Warrants	293,277	-
Amortization of Deferred Financing Costs	-	250,921
Unrealized Loss on Marketable Securities	-	21,450
Other	-	1,210
Changes in Components of Working Capital and Other Assets
Accounts Receivable	121,495	(290,124)
Inventories	(66,268)	-
Other Current Assets	37,657	(34,444)
Accounts Payable and Accrued Expenses	308,459	374,394
Advances from Working Interest Owners	(357,399)	(1,770,528)
Other Assets	(40,500)	(6,812)
Changes in Components of Working Capital
Associated with Investing Activities	(314,274)	(499,769)
Net Cash Used in Operating Activities	(2,083,334)	(2,701,272)

Investing Cash Flows
Additions of Oil and Gas Properties	(5,023,330)	(7,052,736)
Additions of Other Property, Plant and Equipment	(41,661)	(51,549)
Proceeds from Sale of Oil and Gas Properties	100,096	9,739,114
Other	-	(31,210)
Changes in Components of Working Capital Associated with
Investing Activities	314,274	499,769
Net Cash Provided by (Used In) Investing Activities	(4,650,621)	3,103,388

Financing Cash Flows
Net Proceeds from Exercises of Warrants	5,760,373	-
Net Proceeds from Sales of Common Stock	-	1,369,811
Repayment of Borrowings	(17,477)	(2,150,000)
Net Cash Provided by (Used In) Financing Activities	5,742,896	(780,189)

Decrease in Cash and Cash Equivalents	(991,059)	(378,073)
Cash and Cash Equivalents at Beginning of the Period	2,471,108	1,822,780
Cash and Cash Equivalents at End of the Period	$1,480,049	$1,444,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 - GENERAL

History. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006.

Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements of Lucas Energy, Inc., together with its subsidiary (collectively, Lucas or the Company) have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lucas's annual report filed with the SEC on Form 10-K for the year ended March 31, 2011.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the condensed consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2011 as reported in Form 10-K have been omitted.

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

Lucas's condensed consolidated financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations, as well as those related to the fair value of stock options, stock warrants and stock issued for services.

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

Lucas has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2011. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as interest expense.

Concentration of Credit Risk.  Financial instruments that potentially subject Lucas to concentration of cash and credit risk consist of accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2011 through December 31, 2012, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage.  At September 30, 2011, cash balances in interest-bearing accounts totaled $4,800.

Accounts receivable are recorded at the invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of September 30, 2011, no allowance for doubtful accounts has been recorded.

Fair Value of Financial Instruments.  As of September 30, 2011 and March 31, 2011, the fair value of Lucas's cash, accounts receivable, accounts payable and note payable approximate their carrying values because of the short-term maturity of these instruments.

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

Stock options to purchase 456,000 Common Shares at an average exercise price of $2.88 per share and warrants to purchase 2,966,136 Common Shares at an average exercise price of $2.67 per share were outstanding at September 30, 2011. Using the treasury stock method, had we had net income, approximately 70,400 Common Shares attributable to our outstanding warrants would have been included in the fully diluted earnings per share calculation for the periods ended September 30, 2011. There would not have been any Common Shares attributable to outstanding stock options included in the fully diluted earnings per share calculations as there was no net income.

Stock options to purchase 200,000 Common Shares at an average exercise price of $2.60 per share and warrants to purchase 3,135,500 Common Shares at an average exercise price of $7.72 per share were outstanding at September 30, 2010. Using the treasury stock method, had we had net income, approximately 49,700 Common Shares attributable to our outstanding warrants would have been included in the fully diluted earnings per share calculation for the periods ended September 30, 2010.

Subsequent Events. Lucas evaluated all transactions from September 30, 2011 through the financial statement issuance date for subsequent event disclosure. See Note 12.

Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, which amends the Fair Value Measurements and Disclosures topic of the Accounting Standards Codification. The amendments clarify the FASB's intent about the application of existing fair value measurement requirements and change certain principles or requirements for measuring fair value or disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual fiscal periods beginning after December 15, 2011. The Company does not expect that the adoption of ASU 2011-04 will have a material impact on its financial statements.

NOTE 2 - MARKETABLE SECURITIES

At September 30, 2011 and March 31, 2011, Lucas held 3,300,000 shares of Bonanza Oil and Gas Inc. (Bonanza) common stock recorded at zero value.  During the six months ended September 30, 2010, pursuant to mark-to-market accounting, Lucas reported a non-cash unrealized loss on Bonanza common shares of $21,450.

NOTE 3 – OIL AND GAS PROPERTIES

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.  Properties not subject to amortization consist of acquisition, exploration and development costs, which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization.  Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $30.50 per barrel of oil equivalent (“BOE”) for the three months ended September 30, 2011, and was $25.40 per BOE for the three months ended September 30, 2010.  Amortization expense calculated per equivalent physical unit of production amounted to $30.47 per BOE for the six months ended September 30, 2011, and was $25.46 per BOE for the six months ended September 30, 2010.  Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool and generally, no gain or loss is recognized.

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of September 30, 2011, no impairment of oil and gas properties was indicated.

All of Lucas's oil and gas properties are located in the United States.  Below are the components of Lucas's oil and gas properties recorded at cost as of September 30, 2011:

Amount
Proved leasehold costs	$7,110,772
Costs of wells and development	21,800,706
Capitalized asset retirement costs	305,646
Oil & gas properties
not subject to amortization	797,950
Total oil & gas properties	30,015,074
Accumulated depreciation and depletion	(4,371,272)
Net Capitalized Costs	$25,643,802

The following table sets forth the changes in the total cost of oil and gas properties during the six months ended September 30, 2011:

Amount
Balance at beginning of period	$24,650,840
Acquisitions using cash	416,001
Acquisitions using shares	441,000
Tangible and Intangible Drilling Costs
and Title Related Expenses	4,607,329
Proceeds from Sale of Partial Interests	(100,096)
Balance at end of period	$30,015,074

During the six months ended September 30, 2011, Lucas entered into a farm-out joint venture agreement to drill a new Austin Chalk horizontal well.  Under the agreement, the counterparty purchased a working interest in the well operated by Lucas.  Proceeds from the sale of the partial working interest were approximately $100,100 and were recorded as a reduction in the full cost pool.

On April 1, 2010, Lucas entered into a purchase and sale agreement with HilCorp Energy I, L.P. ("HilCorp") for the development of Lucas’s Eagle Ford Shale properties located in Gonzales County, Texas.  The agreement provided for HilCorp to acquire an undivided eighty-five (85%) working interest in all the formations below the Austin Chalk formation held by Lucas in Gonzales County, Texas.  During the six months ended September 30, 2010, Lucas received gross proceeds of approximately $10.1 million and net proceeds of approximately $8.9 million, after distribution to Lucas’s working interest participants of their proportionate share of proceeds totaling approximately $1.2 million. A final closing was also conducted pursuant to the agreement on March 31, 2011.

In December 2010, Lucas entered into an agreement for the right to purchase, over time, as financing becomes available, up to an aggregate 77.5% interest in certain oil and gas properties and leases located in McKinley County, New Mexico for an aggregate price of $20.5 million, which included a deposit of $0.5 million towards the possible purchase of the interests. In January 2011, as part of the agreement, Lucas purchased an undivided 7.56% interest in the New Mexico properties for $2.0 million and paid the deposit of $0.5 million. Lucas did not purchase any additional interests and allowed the right to purchase additional interests to expire in April 2011, without exercising any further rights. In October 2011, the Company sold its interests in these properties and in the deposit. See Note 12 – Subsequent Events.

NOTE 4 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the retirement of oil and gas property, plant and equipment for the six-month periods ended September 30, 2011 and 2010.  Lucas did not have any short-term asset retirement obligations as of September 30, 2011.

	Six Months Ended September 30,
	2011	2010
Carrying amount at beginning of period	$409,112	$327,412
Liabilities incurred	-	43,170
Liabilities settled	-	-
Accretion	18,900	12,000
Revisions	-	-
Reduction for sale of oil and gas property	-	-
Carrying amount at end of period	$428,012	$382,582

NOTE 5 - REVOLVING LINE OF CREDIT AND LETTER OF CREDIT FACILITY

On May 5, 2010, Lucas terminated its credit facility with Amegy Bank and paid off the then outstanding balance of $2.15 million.  Lucas expensed the remaining unamortized deferred financing costs totaling $250,921 as interest expense during the six months ended September 30, 2010.

NOTE 6 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2012 fiscal year and consequently, recorded no provision or benefit for income taxes for the six months ended September 30, 2011.

NOTE 7 – STOCKHOLDERS' EQUITY

Common Stock

The following summarizes Lucas's common stock activity during the six-month period ended September 30, 2011:

		Common Shares
		Issued
	Amount	Per Share	Shares	Treasury	Outstanding
Balance at March 31, 2011			16,727,713	(36,900)	16,690,813
Series C Warrants Exercised	$5,760,373	$2.29	2,510,506	-	2,510,506
Property Acquisitions	441,000	2.94	150,000	-	150,000
Share-Based Compensation	562,500	3.76	149,567	-	149,567
Balance at September 30, 2011			19,537,786	(36,900)	19,500,886

The exercise price of the Series C Warrants was $2.48 per share. The per share price of $2.29 shown in the above tabulation was net of commissions paid to the placement agent, See "Warrants" below for additional information.  Common stock issuances for property acquisitions and share-based compensation are recorded at the grant date fair value of the shares on the date of issuance.  See Footnote 8 – Share-Based Compensation for information on common stock activity related to Share-Based Compensation, including shares granted to the board of directors, officers, employees and consultants.

Warrants

During the six months ended September 30, 2011, the Company did not issue any warrants, and none of the Company’s outstanding warrants expired.  However, the Company's Series C Warrants were exercised as discussed below.

The following is a summary of the Company's outstanding warrants at September 30, 2011:

Warrants		Exercise	Expiration	Intrinsic Value
Outstanding		Price ($)	Date	at September 30, 2011
305,000	(1)	1.00	August 31, 2012	$91,500
150,630	(2)	2.98	July 3, 2014	-
2,510,506	(3)	2.86	July 6, 2016	-
2,966,136		2.67		$91,500

(1)	Warrants issued in connection with the sale of units in a private equity placement in September 2009.
(2)
Placement agent warrants issued in connection with the sale of units in the Company's unit offering in December 2010. The warrants were not exercisable until July 4, 2011 and will remain exercisable until, and including, July 3, 2014.

(3)
Series B Warrants issued in connection with the sale of units in the Company’s unit offering in December 2010. The Series B Warrants were not exercisable until July 4, 2011 and will remain exercisable until, and including, July 3, 2016.

At the beginning of the quarter ended September 30, 2011, in an effort to secure the funding for the capital expenditure program for the current fiscal year and to avoid the unpredictable nature of the financial market, the Company incentivized the institutional investors who purchased securities in the Company's December 2010 offering to exercise the Series C Warrants they purchased as part of the offering by entering into an amendment to the original Series C Warrant Agreement on July 18, 2011 (the "Amendment Agreement"). The expiration date for the Series C Warrants was August 3, 2011.  Without changing the expiration date, the Amendment Agreement required the investors to immediately exercise 25% of the Series C Warrants they held and the Company to lower the exercise price of the Series C Warrants to $2.48 per share from the original exercise price of $2.62 per share.  Pursuant to the Series C Warrant Agreement, as amended, the investors were required to exercise all of their remaining Series C Warrants if the closing bid price of the Company's stock was higher than the amended exercise price on August 3, 2011.  Since the closing bid price on that date for the Company's stock was $2.51, all remaining Series C Warrants were exercised.  Net proceeds to the Company from exercises of all of the 2,510,506 Series C Warrants were approximately $5.8 million after deducting commissions paid to the placement agent.  The Company used the net proceeds for general corporate purposes, including funding future capital expenditures.   Based on the Black Scholes option pricing model, the change in the exercise price resulted in an increase of $293,277 in the aggregate value of the Series C Warrants.  Pursuant to the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification (ASC Topic 718), the Company recorded the increase as a non-operating expense in Other Income (Expense) in the Condensed Consolidated Income Statement and recorded the same amount in Additional Paid-In Capital in the Condensed Consolidated Balance Sheet.

NOTE 8 – SHARE-BASED COMPENSATION

In accordance with the provisions of ASC Topic 718, Lucas measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Common Stock

During the three months ended September 30, 2011, Lucas issued 5,025 shares of its common stock to an officer of the Company according to the officer's employment agreement. During the same period, Lucas accrued awards of shares of its common stock with an aggregate grant date fair value of $62,083 according to the employment agreements with certain managerial personnel.

During the three months ended June 30, 2011, Lucas issued 125,000 shares of its common stock, which were previously accrued for and valued at $498,750 as of March 31, 2011, to a business consultant for his services provided during the 2011 fiscal year.  During the same period, Lucas accrued awards of shares of its common stock with an aggregate grant date fair value of $63,750 according to the employment agreements with certain managerial personnel.  The total number of shares issued from the accrual was 19,542.  The shares were issued in July 2011.

All awards and issuances were valued at fair value on the date of grant based on the trading value of Lucas common stock.

Stock Options

None of the Company’s outstanding options expired, were exercised or forfeited during the six months ended September 30, 2011 or 2010.

The following table sets forth stock option activity for the three-month and six-month periods ended September 30, 2011 and 2010:

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock Options	Grant Price	Stock Options	Grant Price
Outstanding at June 30	456,000	$2.88	200,000	$2.60
Granted	-	-	-	-
Outstanding at September 30	456,000	$2.88	200,000	$2.60

Exercisable at September 30	96,000	$2.00	150,000	$2.60

	Six Months Ended		Six Months Ended
	September 30, 2011		September 30, 2010
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock Options	Grant Price	Stock Options	Grant Price
Outstanding at March 31	256,000	$1.96	200,000	$2.60
Granted	200,000	4.05	-	-
Outstanding at September 30	456,000	$2.88	200,000	$2.60

Exercisable at September 30	96,000	$2.00	150,000	$2.60

During the quarter ended June 30, 2011, Lucas granted 200,000 stock options to an officer valued at approximately $604,000. Lucas did not grant any stock options during the three months ended September 30, 2011 and the six months ended September 30, 2010. The grant date fair values of the stock options are amortized and recognized as compensation expenses over the service period.

Compensation expense related to stock options granted during the three-month period and six-month period ended September 30, 2011 was $50,860 and $101,718, respectively. The options have a 5 year exercise period and vest 25% on each of the first four anniversary dates.  The exercise prices for the options equal the closing price of the Company stock on the grant dates.  All issuances were valued at fair value on the date of grant based on the market value of Lucas’ common stock using the Black Scholes option pricing model with the following weighted average assumptions used for grants; dividend yield of 0.00%; expected volatility of 116%; risk-free interest rate of 1.31% and expected term of 3.1 years.

Options outstanding and options exercisable at September 30, 2011 and 2010 had no intrinsic value.

The following tabulation summarizes the remaining terms of the options outstanding:

Exercise	Remaining	Options	Options
Price	Life (Yrs)	Outstanding	Exercisable
$2.00	4.00	96,000	96,000
$1.94	4.40	160,000	-
$4.05	4.50	200,000	-
	Total	456,000	96,000

As of September 30, 2011, total unrecognized stock-based compensation expense related to all non-vested stock options was $701,100, which is being recognized over a weighted average period of approximately 3.4 years.

As of September 30, 2011, the number of shares available for issuance under the Company’s Long Term Incentive Plan was approximately 47,400.

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

NOTE 10 – POSTRETIREMENT BENEFITS

On April 1, 2011, Lucas established a matched defined contribution savings plan for its employees.  During the three and six months ended September 30, 2011, Lucas's total costs recognized for the savings plan were approximately $7,400 and $14,700, respectively.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended September 30,
	2011	2010
Interest	$5,842	$261,212
Income taxes	-	-

Issuance of common stock for the purchase of
certain oil and gas properties	441,000	117,506
Common stock payable for the purchase of
certain oil and gas properties	-	200,000
Increase in asset retirement obligations	-	43,170
Deferred offering costs applied to sale of
common stock	-	119,912

NOTE 12 – SUBSEQUENT EVENTS

On October 13, 2011, Lucas entered into a purchase and sale agreement with Nordic Oil USA I, LLLP (Nordic 1), with an effective date of July 1, 2011, to purchase all of Nordic 1’s interests in certain oil, gas and mineral leases, rights and assets located in Gonzales, Karnes and Wilson Counties, Texas, which represent all of Nordic 1's interests in the existing two capital programs operated by Lucas (the Nordic 1 Transaction).  Pursuant to the agreement, the closing of the Nordic 1 Transaction is deferred until the transaction is ratified by Nordic 1's shareholders.  In early November 2011, Lucas was informed by Nordic 1 that its shareholders had ratified the transaction and the transaction will officially close upon receipt of the proper confirmation documentation from Nordic 1. Pursuant to the transaction, Lucas agreed to pay $22 million to Nordic 1 in the form of a senior secured promissory note, the payment of which will be secured by a deed of trust, security agreement, financing statement and assignment of production on the properties acquired. The note will be due a year from the official closing date and will bear interest at 6% per annum.

On October 13, 2011, Lucas also entered into a purchase agreement with an individual, with an effective date of July 1, 2011, to purchase all of the individual’s interests in the properties acquired from Nordic 1 in consideration for 2,000 shares of to be designated series of Series A Convertible Preferred Stock of the Company, each of which shares will be convertible into an aggregate of 1,000 shares of the Company’s common stock. The closing of the transaction with the individual was subject to the successful closing of the Nordic 1 Transaction. The Series A Convertible Preferred Stock to be issued will contain a provision that limits the amount of common shares that the individual can own at any time upon conversion to an aggregate of 4.99% of the Company’s then issued and outstanding shares of common stock.

In October 2011, Lucas entered into a purchase and sale agreement with Nordic Oil USA 2, LLLP (Nordic 2), with an effective date of February 1, 2011, to sell to Nordic 2 all of Lucas’s interests, or a 7.56% working interest, in and to certain oil, gas and mineral leases located in McKinley County, New Mexico for $4 million in cash. A total of $0.5 million of the $4 million due pursuant to the agreement has been received as of the date of this report. The Company acquired the properties in January 2011 in a purchase transaction for $2.5 million, which included a deposit of $0.5 million. Nordic 2 acquired, among other things, the rights to the $0.5 million deposit. Net proceeds to the Company from the sale were approximately $3.6 million after deducting commission. There have not been any revenues or expenses recorded by Lucas relating to these properties since the properties were acquired in January 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this report, and should be read in conjunction with management’s discussion and analysis contained in Lucas’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (the 2011 Annual Report) and related discussion of our business and properties contained therein.  The terms "Company," "Lucas Energy," "Lucas," "we," "us" and "our" refer to Lucas Energy, Inc. and its subsidiary.

Overview

Lucas Energy, Inc., a Nevada corporation, is an independent oil and gas company based in Houston, Texas. Lucas Energy, Inc. together with its subsidiary, acquires oil and gas properties and develops, produces and markets crude oil and natural gas from various known geological formations, including the Austin Chalk, Eagle Ford and Buda Formations, primarily in Gonzales, Wilson, Karnes and Atascosa Counties south of the City of San Antonio in South Texas and McKinley County in New Mexico.  Our goal is to become a recognized player in the development and production of crude oil and natural gas in established oil fields.

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

Our fiscal year ends on the last day of March of the calendar year.  We refer to the twelve-month period ended March 31, 2012 as our 2012 fiscal year and the three months ended September 30, 2011 as our second quarter of fiscal year 2012.

Operations. During the first six months of our fiscal year 2012, we continued our efforts on improving production from our existing Austin Chalk wells to capitalize on their undeveloped potential.  Our efforts resulted in a 9% growth in our gross crude oil production for the first six months of this fiscal year as compared to the first six months of our prior fiscal year.

To expedite the production growth of the Company, we prepared for our 2012 Austin Chalk horizontal well drilling program early in the first quarter of the 2012 fiscal year; and in late June, commenced the program by drilling a new horizontal well, the Rainey Unit No.1H, in Gonzales County. A portion of the well is on the same lease as the two Hagen Eagle Ford No. 1H and No. 2H wells operated by Hilcorp Energy Company ("Hilcorp"). The Rainey Unit No.1H well was successfully completed in early September and is currently producing 80–100 gross barrels of oil per day (BOPD) from the Austin Chalk formation. Seidler Oil and Gas is a joint venture partner with Lucas in this well, and Lucas owns an approximate 30% working interest in the well. In October 2011, the Company completed the re-drilling of the lateral on the Milton Hines No.1 well, and it is currently producing 80–100 gross BOPD. Lucas owns a 100% working interest in this well.  We are presently drilling the Kuntschik #1 lateral extension and anticipate the extension to add more than 100 gross BOPD for the 2012 third fiscal quarter’s totals when completed. The Company plans to drill at least three new Austin Chalk horizontal wells and five more new Austin Chalk laterals from old well bores during the remainder of its 2012 fiscal year. In addition, the Hilcorp operated Eagle Ford program is anticipated to add another two to three wells during the same period.

Lucas also plans to increase its production by acquiring additional property interests in the Austin Chalk. On October 13, 2011, the Company entered into a purchase and sale agreement with Nordic Oil USA I, LP (Nordic 1), whereby effective July 1, 2011, the Company purchased all of Nordic 1’s right, title and interest in certain oil, gas and mineral leases located in Gonzales, Karnes and Wilson Counties, Texas.  The property interests acquired represent all of Nordic 1's interests in the LEI 2009 II and III Capital Programs.  Pursuant to the agreement, the closing of the Nordic 1 Transaction is deferred until the transaction is ratified by Nordic 1's shareholders.  In early November 2011, Lucas was informed by Nordic 1 that its shareholders had ratified the transaction and the transaction will officially close upon receipt of the proper confirmation documentation from Nordic 1. Pursuant to the transaction, Lucas agreed to pay $22 million to Nordic 1 in the form of a senior secured promissory note, the payment of which will be secured by a deed of trust, security agreement, financing statement and assignment of production on the properties acquired. The note will be due a year from the official closing date and will bear interest at 6% per annum.  The Company also entered into a purchase agreement with an individual pursuant to which the Company agreed to purchase the individual’s property interests in the property to be acquired from Nordic 1 in consideration for 2,000 shares of to be designated Series A Convertible Preferred Stock of the Company.  The Series A Convertible Preferred Stock will have no voting rights, no liquidation rights and no redemption rights, but will have conversion rights.  The conversion rights will provide the holder thereof the right to convert each Series A Convertible Preferred Stock share into 1,000 shares of the Company's common stock, from time to time at the option of the holder, provided that no conversion will be allowed at any time that the number of shares to be issued to the holder thereof, together with any other shares of common stock beneficially owned by the holder, would exceed 4.99% of the Company’s then outstanding common stock.

Lucas expects the performance of the Company's existing wells, its current capital expenditure program and the newly acquired property interests to give rise to an average daily production rate of approximately 300 gross BOPD for the last six months of the 2012 fiscal year and the daily production rate at the end of the 2012 fiscal year to be approximately 500 gross BOPD, subject to operational risks, economic uncertainties and other factors that may cause the actual results to be materially different.

Eagle Ford Acreage.  The Company has been meeting with potential buyers and investment banking groups to discuss various possible future plans concerning its approximately 4,700 net Eagle Ford acres. The Company is considering different alternatives and strategies for the property, including but not limited to converting the position to cash and focusing on the development of the Austin Chalk reserves.

Financial Strengths.  The only material debt that the Company has is the $22 million senior secured promissory note in connection with the Nordic 1 acquisition described above.   The note is secured by the properties acquired.

In an effort to secure the funding for the capital expenditure program for the current fiscal year and to avoid the unpredictable nature of the financial market, the Company incentivized the institutional investors who purchased securities in the Company's December 2010 unit offering to exercise the Series C Warrants they purchased as part of the offering by entering into an amendment to the original Series C Warrant Agreement on July 18, 2011 (the "Amendment Agreement").  The expiration date for the Series C Warrants was August 3, 2011.  Without changing the expiration date, the Amendment Agreement required the investors to exercise immediately 25% of the Series C Warrants they held and the Company to lower the exercise price of the Series C Warrants to $2.48 per share from the original exercise price of $2.62 per share.  Pursuant to the Series C Warrant Agreement, as amended, the investors were required to exercise all of their remaining Series C Warrants if the closing bid price of the Company's stock was higher than the amended exercise price on August 3, 2011.  Since the closing bid price on that date for the Company's stock was $2.51, all remaining Series C Warrants were exercised and a total of 2,510,506 shares of the Company's common stock were issued.  Net proceeds to the Company from the exercises of the Series C Warrants were approximately $5.8 million after deducting commission to the placement agent.  The Company used the net proceeds for general corporate purposes, including the funding of capital expenditures.

To further secure the funding for its capital expenditure program, the Company entered into a purchase and sale agreement with Nordic Oil USA 2 LLLP (Nordic 2) on October 13, 2011.  Pursuant to the agreement, which had an effective date of February 1, 2011, the Company agreed to sell to Nordic 2 for $4 million all of its interests, or a 7.56% working interest, in and to certain oil, gas and mineral leases located in McKinley County, New Mexico.   A total of $0.5 million of the $4 million due pursuant to the agreement has been received as of the date of this report. The Company acquired the properties in January 2011 in a purchase transaction for $2.5 million, which included a deposit of $0.5 million. Nordic 2 acquired, among other things, the rights to the $0.5 million deposit. Net proceeds to the Company from the sale were approximately $3.6 million after deducting commission.

Major Expenditures.  The table below sets out the major components of our expenditures (including amounts capitalized) for the six months ended September 30, 2011 and 2010:

	Six Months Ended September 30,
	2011	2010
Additions to Oil and Gas Properties (Capitalized)
Acquisitions Using Cash	$416,001	$4,926,634
Tangible and Intangible Drilling Costs
and Title Related Expenses	4,607,329	2,126,102
Subtotal	5,023,330	7,052,736
Acquisitions Using Shares	441,000	317,506
Other Non-Cash Acquisitions (a)	-	21,947
Total Additions to Oil and Gas Properties	5,464,330	7,392,189
Lease Operating Expenditures (Expensed)	1,634,769	619,197
Severance and Property Taxes (Expensed)	119,524	88,774
	$7,218,623	$8,100,160

General and Administrative Expense (Cash)	$2,213,826	$1,271,857
Share-Based Compensation (Non-Cash)	$217,551	$86,340

(a) Other non-cash acquisitions include assumption of note payable and discharge of note receivable.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three and six months ended September 30, 2011 and 2010 should be read in conjunction with the condensed consolidated financial statements of Lucas Energy and notes thereto included in this Quarterly Report on Form 10-Q.  As used below, the abbreviations "Bbls" stands for barrels, "Mcf" for thousand cubic feet and "Boe" for barrels of oil equivalent on the basis of six Mcf per barrel.

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

We reported a net loss for the three months ended September 30, 2011 of $2.1 million, or $0.11 per share. For the same period a year ago, we reported a net loss of $0.5 million, or $0.04 per share. Net loss increased by $1.6 million primarily due to increased operating expenses, a non-cash non-operating expense related to the modification of the Series C Warrant and decreased crude oil sale volumes.

The following table sets forth the operating results and production data for continuing operations for the three months ended September 30, 2011 and 2010.

	Three Months Ended
	September 30,		Increase	%
	2011	2010	(Decrease)	Incr (Decr)
Sale Volumes:
Crude Oil (Bbls)	10,674	12,991	(2,317)	-18%
Natural Gas (Mcf)	8,739	580	8,159	1407%
Total (Boe)	12,131	13,088	(957)	-7%

Per Day Sale Volumes:
Crude Oil (Bbls per day)	116	141	(25)	-18%
Natural Gas (Mcf per day)	95	6	89	1483%
Total (Boe per day)	132	142	(10)	-7%

Average Sale Price:
Crude Oil ($/Bbl)	$86.93	$72.12	$14.81	21%
Natural Gas ($/Mcf)	$4.52	$3.00	$1.52	51%

Net Operating Revenues:
Crude Oil	$927,924	$936,849	$(8,925)	-1%
Natural Gas	39,518	1,741	37,777	2170%
Total Revenues	$967,442	$938,590	$28,852	3%

Oil and Gas Revenues

Total crude oil and natural gas revenues for the three months ended September 30, 2011 increased slightly to $1.0 million from $0.9 million for the same period a year ago due primarily to a favorable crude oil price variance of $0.2 million offset by an unfavorable crude oil volume variance of $0.1 million.

Operating and Other Expenses
	Three Months Ended
	September 30,		Increase	%
	2011	2010	(Decrease)	Incr (Decr)
Lease Operating Expenses	$1,033,286	$309,090	$724,196	234%
Severance and Property Taxes	59,749	50,473	9,276	18%
Depreciation, Depletion, and Amortization	290,933	352,183	(61,250)	-17%
General and Administrative (Cash)	1,273,721	689,361	584,360	85%
Share-Based Compensation (Non-Cash)	112,942	74,420	38,522	52%
Other Income (Expense), Net	(292,555)	(7,810)	(284,745)	3646%
Interest Expense	2,355	-	2,355	100%

Lease operating expenses increased $0.7 million for the current quarter as compared to the prior year period principally due to higher work-over costs of $0.4 million resulting from expanding efforts during the current quarter to increase production volumes from existing wells.

Depreciation, Depletion, Amortization and Accretion ("DD&A")

DD&A decreased $61,000 primarily due to a decrease in production for the current quarter ended September 30, 2011 totaling 957 barrels of oil equivalent less than the prior year period.  The rate per BOE increased from $25.40 to $30.50.

General and Administrative Expenses

General and administrative expenses, including share-based compensation, increased $0.6 million for the current quarter as compared to the prior year’s quarter.  The increase is primarily due to higher employee-related costs ($0.3 million) and higher legal and other professional fees ($0.2 million).

Other Income (Expense), Net

        Other Income (Expense) primarily consisted of $293,277 representing the increase in the value of the Series C Warrants as a result of the modification of the warrant agreements to incentivize the warrant holders to exercise the warrants. The value was calculated based on the Black Scholes option pricing model.

Six Months Ended September 30, 2011 vs. Six Months Ended September 30, 2010

We reported a net loss for the six months ended September 30, 2011 of $3.0 million, or $0.17 per share. For the same period a year ago, we reported a net loss of $1.4 million, or $0.10 per share. Net loss increased by $1.6 million primarily due to increased operating expenses of $2.3 million partially offset by increased net operating revenues of $0.7 million and reduced interest expense of $0.3 million.

The following table sets forth the operating results and production data for continuing operations for the six months ended September 30, 2011 and 2010.

	Six Months Ended
	September 30,		Increase	%
	2011	2010	(Decrease)	Incr (Decr)
Sale Volumes:
Crude Oil (Bbls)	22,841	20,876	1,965	9%
Natural Gas (Mcf)	12,839	580	12,259	2114%
Total (Boe)	24,981	20,973	4,008	19%

Per Day Sale Volumes:
Crude Oil (Bbls per day)	125	114	11	10%
Natural Gas (Mcf per day)	70	3	67	2233%
Total (Boe per day)	137	115	22	19%

Average Sale Price:
Crude Oil ($/Bbl)	$93.36	$72.54	$20.82	29%
Natural Gas ($/Mcf)	$5.26	$3.00	$2.26	75%

Net Operating Revenues:
Crude Oil	$2,132,344	$1,514,389	$617,955	41%
Natural Gas	67,545	1,741	65,804	3780%
Total Revenues	$2,199,889	$1,516,130	$683,759	45%

Oil and Gas Revenues

Total crude oil and natural gas revenues for the six months ended September 30, 2011 increased $0.7 million, or 47%, to $2.2 million from $1.5 million for the same period a year ago due primarily to a favorable crude oil price variance of $0.4 million and a favorable crude oil volume variance of $0.3 million.

Operating and Other Expenses

	Six Months Ended
	September 30,		Increase	%
	2011	2010	(Decrease)	Incr (Decr)
Lease Operating Expenses	$1,634,769	$619,197	$1,015,572	164%
Severance and Property Taxes	119,524	88,774	30,750	35%
Depreciation, Depletion, and Amortization	698,866	564,292	134,574	24%
General and Administrative (Cash)	2,213,826	1,271,857	941,969	74%
Share-Based Compensation (Non-Cash)	217,551	86,340	131,211	152%
Other Income (Expense), Net	(291,709)	(22,660)	(269,049)	1187%
Interest Expense	5,842	261,212	(255,370)	-98%

Lease operating expenses increased $1.0 million for the current period as compared to the prior year period principally due to higher work-over costs of $0.5 million resulting from expanding efforts commencing in the second quarter of fiscal 2012 to increase production volumes from existing wells.

Depreciation, Depletion, Amortization and Accretion

DD&A increased $135,000 primarily due to an increase in production for the six months ended September 30, 2011 totaling 4,008 barrels of oil equivalent in excess of the prior year period.  The rate per BOE increased from $25.46 to $30.47.

General and Administrative Expenses

       General and administrative expenses, including share-based compensation, increased $1.1 million for the six months ended September 30, 2011 as compared to the prior year period.  The increase is primarily due to higher employee-related costs ($0.7 million) resulting from expanded land, production management and production administration functions and higher legal and other professional fees ($0.2 million).

Other Income (Expense), Net

       Other Income (Expense) primarily consisted of $293,277 representing the increase in the value of the Series C Warrants as a result of the modification of the warrant agreements to incentivize the warrant holders to exercise the warrants. The value was calculated based on the Black Scholes option pricing model.

Interest Expense

During the six months ended September 30, 2011, we incurred interest expense of $5,800 on a note assumed during a property acquisition. Interest expense of $261,000 for the six months ended September 30, 2010 was due primarily to our expensing the remaining unamortized balance of deferred financing costs originally incurred in connection with our credit facility with Amegy Bank, which we terminated and repaid in full during the six months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of cash for Lucas during the six months ended September 30, 2011 were funds generated from operations and proceeds from the exercise of the Series C Warrants as further discussed below.  The primary uses of cash were funds used in operations and additions of oil and gas properties. Our cash balance decreased from $2.5 million to $1.5 million as of September 30, 2011 as compared to March 31, 2011.

In an effort to secure the funding for the capital expenditure program for the current fiscal year and to avoid the unpredictable nature of the financial market, the Company incentivized the institutional investors who purchased securities in the Company's December 2010 unit offering to exercise the Series C Warrants they purchased as part of the offering by entering into an amendment to the original Series C Warrant Agreement on July 18, 2011 (the "Amendment Agreement"). The expiration date for the Series C Warrants was August 3, 2011. Without changing the original expiration date, the Amendment Agreement required the investors to exercise immediately 25% of the Series C Warrants they held and the Company to lower the exercise price to purchase a share of the Company's common stock to $2.48 per share from the original exercise price of $2.62 per share. Pursuant to the Series C

Warrant Agreement, as amended, the investors were required to exercise all of their remaining Series C Warrants if the closing bid price of the Company's stock was higher than the amended exercise price on August 3, 2011. Since the closing bid price on that date for the Company's stock was $2.51, all remaining Series C Warrants were exercised.  Net proceeds to the Company from the exercises of all of the 2,510,506 Series C Warrants were approximately $5.8 million after deducting commissions paid to the placement agent.  The Company used the net proceeds for general corporate purposes, including the funding of capital expenditures.

Cash Flows.

The primary sources of cash for Lucas during the six months ended September 30, 2011 were funds generated from sales of crude oil production, net proceeds from the exercises of the Series C Warrants and proceeds from asset sales. The primary uses of cash were funds used in operations and capital expenditures.  During the first six months of its fiscal year 2011, Lucas's cash balance decreased $1 million to $1.5 million from $2.5 million at March 31, 2011.

Net cash used in operating activities for the six months ended September 30, 2011 decreased $0.6 million to $2.1 million from $2.7 million for the prior year period.  The $0.6 million decrease was primarily due to favorable changes in working capital and other assets of $1.9 million and increased revenues of $0.7 million, partially offset by the increase of cash operating expenses of $2.0 million.

Net cash used in investing activities for the six months ended September 30, 2011 of $4.7 million decreased by $7.8 million compared to net cash provided by investing activities of $3.1 million for the prior year period due primarily to a decrease in proceeds from sale of oil and gas properties ($9.6 million), partially offset by a decrease in oil and gas property additions ($2.0 million).  Proceeds from sale of oil and gas properties of $9.7 million for the prior year period was due primarily to our sale of an undivided 85% interest in our "deep rights" located in Gonzales County, Texas.

Net cash provided by financing activities for the six months ended September 30, 2011 was $5.7 million resulting primarily from the proceeds from the exercise of the Series C Warrants as discussed above. For the six months ended September 30, 2010, net cash flow used in financing activities was $0.8 million and consisted of funds expended to pay off the outstanding principal on our credit facility with Amegy Bank of $2.2 million, less net proceeds from the sale of common stock in our "at-the-market" public equity offering of $1.4 million.

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

        We identify forward-looking statements by use of terms such as "may," "will," "expect," "anticipate," "estimate," "hope," "plan," "believe," "predict," "envision," "intend," "will," "continue," "potential," "should," "confident," "could" and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the "Risk Factors" section of this report and our Annual Report on Form 10-K and other sections of this report and our Form 10-K, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the six months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See Part 1, Item 1, Note 9 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

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

We registered 2,510,506 shares of common stock and an additional 941,053 shares of common stock issuable upon the exercise of outstanding Series C Warrants in connection with the filing of our original prospectus supplement.  Additionally, pursuant to our resale registration statement we registered an aggregate of 4,230,589 shares of common stock, which number includes all of the shares of common stock issuable upon exercise of the Series B Warrants and the Series C Warrants (collectively the “Warrants”), not registered in the original prospectus supplement (of which all of the Series C Warrants to purchase 2,510,506 shares of common stock have been exercised to date pursuant to the Amendment Agreement).  We have 19,515,826 shares of common stock issued and outstanding as of the date of this report.  As a result, the offer or sale of large numbers of shares in the future, including those shares registered in our original prospectus supplement and the resale registration statement, may cause the market price of our securities to decline in value.  The amount of common stock registered on behalf of the investors, which shares will be eligible for immediate resale upon the exercise of the Warrants, pursuant to their terms, would represent approximately 11.4% of our outstanding shares of common stock assuming the full exercise of all remaining unexercised warrants (of which all 2,510,506 Series C Warrants have been exercised to date).

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

However, the above requirements do not apply to the Company's issuance or grant of any common stock issued or issuable: (i) in connection with any employee benefit plan approved by the Board of Directors, subject to a maximum of 150,000 shares to be issued to consultants in any calendar year; (ii) upon exercise of the Warrants (and other warrants granted in connection with the Purchase Agreement); (iii) upon exercise of any options or convertible securities which were outstanding on the day immediately preceding the closing date of the offering; and (iv) in connection with mergers, acquisitions, strategic business transactions or joint ventures with a strategic partner who is not in the business of making financial investments, in each case with non-affiliated third parties and otherwise on an arm's-length basis, the primary purpose of which is not to raise additional capital (collectively (i) through (iv), "Excluded Securities"); provided that any shares issued or issuable in connection with any transaction contemplated by this clause (iv) that is either primarily (A) attributable to capital raising for the Company (other than nominal amounts of capital) or (B) to raise capital for the Company, directly or indirectly, in connection with any transaction contemplated by this clause (iv), including, without limitation, securities issued in one or more related transactions or that result in similar economic consequences, shall not be deemed to be Excluded Securities.

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

We incur certain costs to comply with government regulations, particularly regulations relating to environmental protection and safety, and could incur even greater costs in the future.

Our exploration, production and marketing operations are regulated extensively at the federal, state and local levels, as well as by the governments and regulatory agencies in the foreign countries in which we do business, and are subject to interruption or termination by governmental and regulatory authorities based on environmental or other considerations.  Moreover, we have incurred and will continue to incur costs in our efforts to comply with the requirements of environmental, safety and other regulations.  Further, the regulatory environment in the oil and gas industry could change in ways that we cannot predict and that might substantially increase our costs of compliance and, in turn, materially and adversely affect our business, results of operations and financial condition.

Specifically, as an owner or lessee and operator of crude oil and natural gas properties, we are subject to various federal, state, local and foreign regulations relating to the discharge of materials into, and the protection of, the environment.  These regulations may, among other things, impose liability on us for the cost of pollution cleanup resulting from operations, subject us to liability for pollution damages and require suspension or cessation of operations in affected areas.  Moreover, we are subject to the United States (U.S.) Environmental Protection Agency's (U.S. EPA) rule requiring annual reporting of greenhouse gas (GHG) emissions.  Changes in, or additions to, these regulations could lead to increased operating and compliance costs and, in turn, materially and adversely affect our business, results of operations and financial condition.

We are aware of the increasing focus of local, state, national and international regulatory bodies on GHG emissions and climate change issues.  In addition to the U.S. EPA's rule requiring annual reporting of GHG emissions, we are also aware of legislation proposed by U.S. lawmakers to reduce GHG emissions.

Additionally, there have been various proposals to regulate hydraulic fracturing at the federal level.  Currently, the regulation of hydraulic fracturing is primarily conducted at the state level through permitting and other compliance requirements.  Any new federal regulations that may be imposed on hydraulic fracturing could result in additional permitting and disclosure requirements (such as the reporting and public disclosure of the chemical additives used in the fracturing process) and in additional operating restrictions.  In addition to the possible federal regulation of hydraulic fracturing, some states and local governments have considered imposing various conditions and restrictions on drilling and completion operations, including requirements regarding casing and cementing of wells, testing of nearby water wells, restrictions on the access to and usage of water and restrictions on the type of chemical additives that may be used in hydraulic fracturing operations.  Such federal and state permitting and disclosure requirements and operating restrictions and conditions could lead to operational delays and increased operating and compliance costs and, moreover, could delay or effectively prevent the development of crude oil and natural gas from formations which would not be economically viable without the use of hydraulic fracturing.

We will continue to monitor and assess any new policies, legislation, regulations and treaties in the areas where we operate to determine the impact on our operations and take appropriate actions, where necessary.  We are unable to predict the timing, scope and effect of any currently proposed or future laws, regulations or treaties, but the direct and indirect costs of such laws, regulations and treaties (if enacted) could materially and adversely affect our business, results of operations and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with the purchase agreement with the individual described above, which was entered into in connection with the Purchase Agreement with Nordic 1, the Company agreed to issue the individual 2,000 shares of to be designated Series A Preferred Stock of the Company to the individual, which shares have not been issued as of the date of this Report.

The Company plans to claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) for the foregoing issuance as the recipient will take the shares for investment and not resale, the Company will take appropriate measures to restrict transfer, and the recipient will have access to similar documentation and information as would be required in a Registration Statement under the Act.

ITEM 6.  EXHIBITS.

EXHIBIT INDEX

Exhibit No.		Description

* 3.1		Certificate of Designations of Series A Preferred Stock

10.1	-
Purchase and Sale Agreement – Lucas Energy, Inc. and Nordic Oil USA 2 LLP (October 13, 2011)(Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on October 19, 2011 and incorporated herein by reference)

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

* Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets –September 30, 2011 and March 31, 2011, (ii) the Condensed Consolidated Statements of Income - Three and Six Months Ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows - Six Months Ended September 30, 2011 and 2010; and (iv) Notes to Condensed Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCAS ENERGY, INC.
(Registrant)

Date: November 14, 2011	By:/s/ K. ANDREW LAI
K. Andrew Lai
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

EXHIBIT INDEX
Exhibit No.		Description

* 3.1		Certificate of Designations of Series A Preferred Stock

10.1	-
Purchase and Sale Agreement – Lucas Energy, Inc. and Nordic Oil USA 2 LLP (October 13, 2011)(Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on October 19, 2011 and incorporated herein by reference)

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

* Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets –September 30, 2011 and March 31, 2011, (ii) the Condensed Consolidated Statements of Income - Three and Six Months Ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows - Six Months Ended September 30, 2011 and 2010; and (iv) Notes to Condensed Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.