Form 10-Q
period 2011-12-31
LUCAS ENERGY, INC.
filed 2012-02-14
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2011

 [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-32508

LUCAS ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2660243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	19,540,914 (as of February 3, 2011)

LUCAS ENERGY, INC.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of December 31, 2011 and March 31, 2011	3

	Condensed Consolidated Statements of Operations for the three months ended December 31, 2011 and 2010 and the nine months ended December 31, 2011 and 2010	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010	5

	Notes to the Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	23

ITEM 4.	Controls and Procedures	23

SIGNATURES	30

EXHIBIT INDEX	31

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	December 31,	March 31,
	2011	2011
ASSETS
Current Assets
Cash	$2,255,164	$2,471,108
Accounts Receivable	586,911	806,098
Property Sale Receivable	1,500,000	-
Inventories	63,868	-
Other Current Assets	169,238	152,793
Total	4,575,181	3,429,999

Property, Plant and Equipment
Oil and Gas Properties (Full Cost Method)	61,594,252	24,650,840
Other Property, Plant and Equipment	594,817	93,199
Total Property, Plant and Equipment	62,189,069	24,744,039
Accumulated Depletion, Depreciation and Amortization	(4,985,089)	(3,753,275)
Total Property, Plant and Equipment, Net	57,203,980	20,990,764
Deposit for Acquisition of Oil and Gas Properties	-	500,000
Other Assets	510,052	57,112

Total Assets	$62,289,213	$24,977,875

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$5,231,879	$2,236,917
Common Stock Payable	57,082	503,750
Accrued Expenses	790,044	255,239
Advances From Working Interest Owners	1,752,698	357,399
Notes Payable	22,255,000	-
Current Portion of Long-Term Debt	33,942	30,727
Total	30,120,645	3,384,032

Asset Retirement Obligation	624,452	409,112
Long-Term Debt	31,551	60,114
Commitments and Contingencies (see Note 10)

Stockholders' Equity
Preferred Stock, 10,000,000 Shares Authorized of $0.001 Par,
No Shares Issued and Outstanding at March 31, 2011
Series A Convertible Preferred Stock,
2,000 Shares Issued and Outstanding at December 31, 2011	3,095,600	-
Series B Convertible Preferred Stock,
2,824 Shares Issued and Outstanding at December 31, 2011	5,166,754	-
Common Stock, 100,000,000 Shares Authorized of $0.001 Par,
19,573,510 Shares Issued and 19,536,610 Outstanding Shares
at December 31, 2011 and 16,727,713 Issued and 16,690,813
Outstanding Shares at March 31, 2011, Respectively	19,574	16,728
Additional Paid in Capital	35,719,605	28,461,239
Accumulated Deficit	(12,439,809)	(7,304,191)
Common Stock Held in Treasury, 36,900 Shares, at Cost	(49,159)	(49,159)
Total Stockholders' Equity	31,512,565	21,124,617

Total Liabilities and Stockholders' Equity	$62,289,213	$24,977,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net Operating Revenues
Crude Oil	$1,298,670	$686,317	$3,431,014	$2,200,705
Natural Gas	8,202	276	75,748	2,018
Total	1,306,872	686,593	3,506,762	2,202,723
Operating Expenses
Lease Operating Expenses	1,252,959	340,468	2,887,728	959,665
Severance and Property Taxes	69,275	47,584	188,800	136,358
Depreciation, Depletion, Amortization
and Accretion	561,448	265,426	1,260,314	829,718
General and Administrative	1,430,130	1,165,246	3,861,508	2,523,443
Total	3,313,812	1,818,724	8,198,350	4,449,184
Operating Loss	(2,006,940)	(1,132,131)	(4,691,588)	(2,246,461)
Other Income (Expense), Net	303	-	(291,406)	(22,660)
Interest Expense	(146,783)	-	(152,624)	(261,212)
Loss Before Income Taxes	(2,153,420)	(1,132,131)	(5,135,618)	(2,530,333)
Income Tax Provision	-	-	-	-
Net Loss	$(2,153,420)	$(1,132,131)	$(5,135,618)	$(2,530,333)

Net Loss Per Share
Basic and Diluted	$(0.11)	$(0.08)	$(0.28)	$(0.19)
Average Number of Common Shares
Basic and Diluted	19,556,132	13,865,616	18,376,494	13,638,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,
	2011	2010
Cash Flows from Operating Activities
Reconciliation of Net Loss to
Net Cash Used in Operating Activities:
Net Loss	$(5,135,618)	$(2,530,333)
Items Not Requiring Cash
Depreciation, Depletion, Amortization and Accretion	1,260,314	829,718
Share-Based Compensation	319,894	615,395
Non-Operating Expense Relating to Exercise of Warrants	293,278	-
Amortization of Deferred Financing Costs	-	250,921
Unrealized Loss on Marketable Securities	-	22,660
Changes in Components of Working Capital and Other Assets
Accounts Receivable	219,187	(125,660)
Inventories	(63,868)	-
Other Current Assets	37,743	(46,546)
Accounts Payable and Accrued Expenses	3,129,767	192,180
Advances from Working Interest Owners	1,395,299	(2,308,724)
Other Assets	(7,128)	-
Changes in Components of Working Capital
Associated with Investing Activities	(2,544,350)	(83,848)
Net Cash Used in Operating Activities	(1,095,482)	(3,184,237)

Investing Cash Flows
Additions of Oil and Gas Properties	(9,863,314)	(8,887,722)
Additions of Other Property, Plant and Equipment	(176,618)	(52,791)
Proceeds from Sale of Oil and Gas Properties	2,210,096	11,973,620
Deposit for acquisition of property, plant and equipment	500,000	(500,000)
Other	-	(58,022)
Changes in Components of Working Capital Associated with
Investing Activities	2,544,350	83,848
Net Cash Provided by (Used In) Investing Activities	(4,785,486)	2,558,933

Financing Cash Flows
Net Proceeds from Sales of Common Stock	5,760,373	6,859,962
Repayment of Borrowings	(95,349)	(2,150,000)
Net Cash Provided by Financing Activities	5,665,024	4,709,962

Increase (Decrease) in Cash and Cash Equivalents	(215,944)	4,084,658
Cash and Cash Equivalents at Beginning of the Period	2,471,108	1,822,780
Cash and Cash Equivalents at End of the Period	$2,255,164	$5,907,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 - GENERAL

History. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006.

Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements of Lucas Energy, Inc., together with its subsidiaries (collectively, Lucas or the Company) have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lucas's annual report filed with the SEC on Form 10-K for the year ended March 31, 2011.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the condensed consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2011 as reported in Form 10-K have been omitted.

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

Lucas has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2011. The Company’s policy is to classify assessments, if any, for tax related interest and penalties as interest expense.

Concentration of Credit Risk.  Financial instruments, that potentially subject Lucas to concentration of credit risk, consist of accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2011 through December 31, 2012, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage.  At December 31, 2011, cash balances in interest-bearing accounts totaled $4,800.

Accounts receivable are recorded at the invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of December 31, 2011, no allowance for doubtful accounts has been recorded.

Fair Value of Financial Instruments.  As of December 31, 2011 and March 31, 2011, the fair value of Lucas's cash, accounts receivable, note receivable, accounts payable and notes payable approximate their carrying values because of the short-term maturity of these instruments.

Earnings per Share of Common Stock.  Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of shares of the Company's common stock (Common Shares) outstanding during the period. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased. Common stock equivalents, for example, stock option, warrant and convertible preferred stock, are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.

At December 31, 2011, stock options to purchase 456,000 common shares at an average exercise price of $2.88 per share and warrants to purchase 2,966,136 common shares at an average exercise price of $2.67 per share were outstanding. During the three months ended December 2011, Lucas issued 2,000 shares of Series A Convertible Preferred Stock and 2,824 shares of Series B Convertible Preferred Stock for interests in oil and gas properties.  Both the Series A and Series B Convertible Preferred Stock shares are convertible into an aggregate of 1,000 shares of the Company’s common stock and have no liquidation preference and no maturity date.

At December 31, 2010, stock options to purchase 96,000 common shares at an average exercise price of $2.07 per share and warrants to purchase 5,476,642 common shares at an average exercise price of $2.65 per share were outstanding at December 31, 2010.

Subsequent Events. Lucas evaluated all transactions from December 31, 2011 through the financial statement issuance date for subsequent event disclosure.

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

NOTE 2 - MARKETABLE SECURITIES

At December 31, 2011 and March 31, 2011, Lucas held 3,300,000 shares of Bonanza Oil and Gas Inc. (Bonanza) common stock recorded at zero value.  During the nine months ended December 31, 2010, pursuant to mark-to-market accounting, Lucas reported a non-cash unrealized loss on Bonanza common shares of $21,450.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Oil and Gas Properties

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.  Properties not subject to amortization consist of acquisition, exploration and development costs, which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization.  Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $30.47 per barrel of oil equivalent (“BOE”) for the three months ended December 31, 2011, and was $26.12 per BOE for the three months ended December 31, 2010.  Amortization expense calculated per equivalent physical unit of production amounted to $30.47 per BOE for the nine months ended December 31, 2011, and was $26.12 per BOE for the nine months ended December 31, 2010.  Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool and generally, no gain or loss is recognized.

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of December 31, 2011, no impairment of oil and gas properties was indicated.

All of Lucas's oil and gas properties are located in the United States.  Below are the components of Lucas's oil and gas properties recorded at cost as of December 31, 2011:

Proved leasehold costs	$27,880,935
Costs of wells and development	26,174,353
Capitalized asset retirement costs	492,486
Oil and gas properties
not subject to amortization	7,046,478
Total oil and gas properties	61,594,252
Accumulated depreciation and depletion	(4,910,807)
Net capitalized costs	$56,683,445

The oil and gas properties not subject to amortization consists primarily of the costs relating to the Hall Phoenix acquisition.  The following table sets forth the changes in the total cost of oil and gas properties during the nine months ended December 31, 2011:

Balance at beginning of period	$24,650,840
Acquisition of oil and gas interests using
Cash	676,926
Non-Cash	30,890,194
Tangible and intangible drilling costs
and title related expenses	9,186,388
Sale of oil and gas interests provided by
Cash proceeds	(2,210,096)
Non-Cash proceeds	(1,600,000)
Balance at end of period	$61,594,252

Acquisitions using cash and tangible and intangible drilling costs and title related expenses for the nine months ended December 31, 2011 total to $9,863,314.

In September 2011, Lucas entered into several joint venture agreements to drill new Austin Chalk horizontal wells.  Under the agreement, the counterparty purchased a working interest in the well operated by Lucas.  Proceeds from the sale of the partial working interest were approximately $100,100 and were recorded as a reduction in the full cost pool.

On October 13, 2011, Lucas entered into a purchase and sale agreement with Nordic Oil USA I, LLLP (Nordic 1), with an effective date of July 1, 2011, to purchase all of Nordic 1’s interests in certain oil, gas and mineral leases, rights and assets located in Gonzales, Karnes and Wilson Counties, Texas, which represent all of Nordic 1's interests in the existing two capital programs operated by Lucas (the Nordic 1 Transaction).  Pursuant to the agreement, the closing of the Nordic 1 Transaction was deferred until Nordic 1's shareholders ratified the transaction effective November 18, 2011. Pursuant to the transaction, Lucas agreed to pay $22.0 million to Nordic 1 in the form of a non-recourse senior secured promissory note.  See Note 6 - Note Payable.

The following depicts the unaudited fair value of the consideration paid and the fair value allocation of assets acquired for the Nordic 1 acquisition at the closing date:

Assets Acquired:
Oil and Gas Properties	$22,000,000

Consideration Paid:
Note Payable	$22,000,000

The following table presents unaudited pro forma condensed consolidated results of operations for the Company as if the Nordic 1 acquisition had occurred on April 1, 2010:

	Nine Months Ended
	December 31,
	2011	2010
Net Operating Revenues	$4,368,733	$2,849,783
Operating Loss	(4,937,333)	(2,215,781)
Interest Expense	(997,624)	(1,251,212)
Net Loss	$(6,226,363)	$(3,489,653)

Net Loss Per Share
Basic and Diluted	$(0.34)	$(0.26)

Average Number of Common Shares
Basic and Diluted	18,376,494	13,638,324

The unaudited pro forma results reflect the revenues and direct operating expenses of the properties acquired and adjustments to recognize depreciation, depletion and amortization expense and accretion expense based on the fair value determination and our closing date oil and gas reserve estimates as well as interest expense on the $22.0 million note at 6% interest beginning April 1, 2010 and an increase in asset retirement obligation as of April 1, 2010. The unaudited pro forma results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisitions been completed on April 1, 2010.  In addition, the unaudited pro forma results do not purport to project the future results of operations going forward due to both changes in the business and the omission of various operating expenses. Production and reserves, as well as costs and expenses, associated with the acquired properties may differ significantly from those characteristics when such properties became owned and operated by Lucas.

On October 13, 2011, Lucas also entered into a purchase agreement with a company, with an effective date of July 1, 2011, to purchase all of that company’s interests in the properties acquired from Nordic 1, as discussed above, in consideration for 2,000 shares of designated Series A Convertible Preferred Stock of the Company, each of which shares are convertible into an aggregate of 1,000 shares of the Company’s common stock. The closing of the transaction with the holder was subject to the successful closing of the Nordic 1 Transaction. The transaction was valued at $3.8 million.  Due to the six-month holding period during which the holder of the Series A Convertible Preferred Stock is not allowed to sell the shares of the Company’s common stock when converted, the value of the transaction was recorded at a discount. The Series A Convertible Preferred Stock contains a provision that limits the amount of common shares that the holder can own at any time upon conversion to an aggregate of 4.99% of the Company’s then issued and outstanding shares of common stock.

In October 2011, Lucas entered into a purchase and sale agreement with Nordic Oil USA 2, LLLP (Nordic 2), with an effective date of February 1, 2011, to sell to Nordic 2 all of Lucas’s interests in certain oil, gas and mineral leases located in McKinley County, New Mexico for $4 million in cash, of which $2.5 million was received prior to December 31, 2011, and the remaining $1.5 million has been received as of the date of this report.  The proceeds from this sale were recorded as a reduction in the full cost pool with no gain or loss recorded from the sale. The Company acquired the properties in January 2011 in a purchase transaction for $2.5 million, which included a deposit of $0.5 million. Nordic 2 acquired, among other things, the rights to the $0.5 million deposit. Net proceeds to the Company from the sale were approximately $3.6 million after deducting commissions. No revenues or expenses were recorded by Lucas relating to these properties since the properties were acquired in January 2011.

On December 1, 2011, Lucas entered into an asset sale agreement with a company to sell certain underperformed wells. Lucas received as consideration $100,000 in cash and a $500,000 secured promissory note, of which approximately $54,000 was current as of December 31, 2011.  The proceeds from sale were recorded as a reduction in the full cost pool with no gain or loss recorded on the sale. The note bears interest at 6% per annum with monthly installments of $7,300, including accrued interest, through 2018.  The note is included in Other Assets with the current portion included in Other Current Assets.

On December 29, 2011, Lucas entered into a purchase and sale agreement with Hall Phoenix Energy, LLC (Hall Phoenix), with an effective date of December 1, 2011, to purchase all of Hall Phoenix’s interests in certain primarily undeveloped oil, gas and mineral leases, rights and assets located in Leon, Madison and Wilson Counties, Texas.  Pursuant to the transaction, Lucas agreed to pay as consideration 2,824 shares of Series B Convertible Preferred Stock of the Company, each of which shares are convertible into an aggregate of 1,000 shares of the Company’s common stock.  The transaction was valued at $6.4 million. Due to the six-month holding period during which the holder of the Series B Convertible Preferred Stock is not allowed to sell the shares of the Company’s common stock when converted, the value of the transaction was discounted.  The Series B Convertible Preferred Stock contains a provision that limits the amount of common shares that the holder can own at any time upon conversion to an aggregate of 9.99% of Company’s then issued and outstanding shares of common stock.

On April 1, 2010, Lucas entered into a purchase and sale agreement with HilCorp Energy I, L.P. (HilCorp) for the development of Lucas’s Eagle Ford Shale properties located in Gonzales County, Texas.  The agreement provided for HilCorp to acquire an undivided eighty-five (85%) working interest in all the formations below the Austin Chalk formation held by Lucas in Gonzales County, Texas.  During the nine months ended December 31, 2010, Lucas received gross proceeds of approximately $10.1 million and net proceeds of approximately $8.9 million, after distribution to Lucas’s working interest participants of their proportionate share of proceeds totaling approximately $1.2 million. Final closing occurred in March 2011.

Other Property, Plant, and Equipment

On November 21, 2011, Lucas entered into a purchase agreement for a building in Gonzales County for $450,000 to be used as office space.  Pursuant to the agreement, the Company agreed to pay $325,000 in the form of a promissory note to be repaid in monthly installments. The final payment is due on May 1, 2012.  The note bears an interest rate of 8% per annum and is collateralized by the property.  As of December 31, 2011, the balance of the note was $255,000 and is included in Notes Payable. At the issuance date of these financial statements, the balance of the note was $185,000.

NOTE 4 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the retirement of oil and gas property, plant and equipment for the nine-month periods ended December 31, 2011 and 2010.  Lucas did not have any short-term asset retirement obligations as of December 31, 2011.

	Nine Months Ended December 31,
	2011	2010
Carrying amount at beginning of period	$409,112	$327,412
Liabilities incurred	232,126	43,170
Liabilities settled	-	-
Accretion	28,385	18,000
Revisions	-	-
Reduction for sale of oil and gas property	(45,171)	-
Carrying amount at end of period	$624,452	$388,582

NOTE 5 - REVOLVING LINE OF CREDIT AND LETTER OF CREDIT FACILITY

On May 5, 2010, Lucas terminated its credit facility with Amegy Bank and paid off the then outstanding balance of $2.15 million.  Lucas expensed the remaining unamortized deferred financing costs totaling $250,921 as interest expense during the nine months ended December 31, 2010.

NOTE 6 – NOTE PAYABLE

As discussed in Note 3, pursuant is the purchase of Nordic 1’s interest in certain properties, Lucas agreed to pay $22.0 million to Nordic 1 in the form of a non-recourse senior secured promissory note.  As such, Nordic 1's only recourse is against the properties acquired in the transaction, and the note is not secured by any of the Company’s other assets. The note is due on or before November 17, 2012 and bears interest at 6% per annum.  As of December 31, 2011, Lucas has accrued approximately $145,000 of interest payable for this note.

NOTE 7 – STOCKHOLDERS' EQUITY

Preferred Stock

Preferred stock issuances for property acquisitions are recorded at the fair value of the shares on the date of issuance.  Both the Series A and Series B Convertible Preferred Stock shares are convertible into an aggregate of 1,000 shares of the Company’s common stock and have no liquidation preference and no maturity date.  The Series B Preferred Stock has dividend rights when and if cash dividends are declared by the Company on an “if converted” basis.  Additionally, the conversion rate of the Series A and B Convertible Preferred Stock adjusts automatically in connection with and in proportion to any dividends payable by the Company in common stock.

During the three months ended December 2011, Lucas issued 2,000 shares of Series A Convertible Preferred Stock and 2,824 shares of Series B Convertible Preferred Stock for interests in oil and gas properties.  See Note 3 – Property, Plant and Equipment.

Common Stock

The following summarizes Lucas's common stock activity during the nine-month period ended December 31, 2011:

		Common Shares
		Issued
	Amount	Per Share	Shares	Treasury	Outstanding
Balance at March 31, 2011			16,727,713	(36,900)	16,690,813
Series C Warrants Exercised	$5,760,373	$2.29	2,510,506	-	2,510,506
Property Acquisitions	441,000	2.94	150,000	-	150,000
Share-Based Compensation	613,983	3.31	185,291	-	185,291
Balance at December 31, 2011			19,573,510	(36,900)	19,536,610

The exercise price of the Series C Warrants was $2.48 per share. The per share price of $2.29 shown in the above tabulation was net of commissions paid to the placement agent, see "Warrants" below for additional information.  Common stock issuances for property acquisitions and share-based compensation are recorded at the grant date fair value of the shares on the date of issuance.  See Note 9 – Share-Based Compensation for information on common stock activity related to Share-Based Compensation, including shares granted to the board of directors, officers, employees and consultants.

Warrants

During the nine months ended December 31, 2011, the Company did not issue any warrants, and none of the Company’s outstanding warrants expired.  The Company's Series C Warrants were exercised as discussed below.

The following is a summary of the Company's outstanding warrants at December 31, 2011:
Warrants		Exercise	Expiration	Intrinsic Value
Outstanding		Price ($)	Date	at December 31, 2011
305,000	(1)	1.00	August 31, 2012	$-
150,630	(2)	2.98	July 3, 2014	-
2,510,506	(3)	2.86	July 6, 2016	-
2,966,136		2.67		$-

(1)	Warrants issued in connection with the sale of units in a private equity placement in September 2009.
(2)
Placement agent warrants issued in connection with the sale of units in the Company's unit offering in December 2010. The warrants were not exercisable until July 4, 2011 and will remain exercisable until, and including, July 3, 2014.

(3)
Series B Warrants issued in connection with the sale of units in the Company’s unit offering in December 2010. The Series B Warrants became exercisable on July 4, 2011 and will remain exercisable until, and including, July 3, 2016.

In July 2011, in an effort to secure the funding for the capital expenditure program for the current fiscal year and to avoid the unpredictable nature of the financial market, the Company incentivized the institutional investors who purchased securities in the Company's December 2010 offering to exercise the Series C Warrants they purchased as part of the offering by entering into an amendment to the original Series C Warrant Agreement on July 18, 2011 (the Amendment Agreement). The expiration date for the Series C Warrants was August 3, 2011.  Without changing the expiration date, the Amendment Agreement required the investors to immediately exercise 25% of the Series C Warrants they held and the Company to lower the exercise price of the Series C Warrants to $2.48 per share from the original exercise price of $2.62 per share.  Pursuant to the Series C Warrant Agreement, as amended, the investors were required to exercise all of their remaining Series C Warrants if the closing bid price of the Company's stock was higher than the amended exercise price on August 3, 2011.  Since the closing bid price on that date for the Company's stock was $2.51, all remaining Series C Warrants were exercised.  Net proceeds to the Company from exercises of all of the 2,510,506 Series C Warrants were approximately $5.8 million after deducting commissions paid to the placement agent.  The Company used the net proceeds for general corporate purposes, including the funding of capital expenditures.   Based on the Black Scholes option pricing model, the change in the exercise price resulted in an increase of $293,277 in the aggregate value of the Series C Warrants.  Pursuant to the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification (ASC Topic 718), the Company recorded the increase as a non-operating expense in Other Income (Expense) in the Condensed Consolidated Statements of Operations and recorded the same amount in Additional Paid in Capital in the Condensed Consolidated Balance Sheets.

NOTE 8 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2012 fiscal year and consequently, recorded no provision or benefit for income taxes for the nine months ended December 31, 2011.

NOTE 9 – SHARE-BASED COMPENSATION

In accordance with the provisions of ASC Topic 718, Lucas measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Common Stock

Lucas awarded 35,724 and 60,291 shares of its common stock with an aggregate grant date fair value of $51,500 and $115,000 during the three and nine-month periods ended December 31, 2011, respectively, which were valued based on the trading value of Lucas’s common stock on the dates of grant.  The shares were awarded according to the employment agreements with certain officers and other managerial personnel.  The stock compensation expense recognized for the awards of these shares was $51,500 and $167,300 for the three and nine-month periods ended December 31, 2011, respectively.

In April 2011, Lucas issued 125,000 shares of its common stock, which were previously accrued for and valued at $498,750 as of March 31, 2011, to a business consultant for his services provided during the 2011 fiscal year.

Stock Options

None of the Company’s outstanding options expired, were exercised or forfeited during the nine months ended December 31, 2011. During the nine months ended December 31, 2010, 200,000 of the Company’s outstanding options expired.

The following table sets forth stock option activity for the three-month and nine-month periods ended December 31, 2011 and 2010:

	Three Months Ended		Three Months Ended
	December 31, 2011		December 31, 2010
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock Options	Grant Price	Stock Options	Grant Price
Outstanding at September 30	456,000	$2.88	200,000	$2.60
Granted	-	-	96,000	2.07
Expired	-	-	(200,000)	2.60
Outstanding at December 31	456,000	$2.88	96,000	$2.07

	Nine Months Ended		Nine Months Ended
	December 31, 2011		December 31, 2010
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock Options	Grant Price	Stock Options	Grant Price
Outstanding at March 31	256,000	$1.96	200,000	$2.60
Granted	200,000	4.05	96,000	2.07
Expired	-	-	(200,000)	2.60
Outstanding at December 31	456,000	$2.88	96,000	$2.07

Exercisable at December 31	96,000	$2.00	96,000	$2.07

During the quarter ended June 30, 2011, Lucas granted 200,000 stock options to an officer valued at approximately $604,000. Lucas did not grant any stock options during the three months ended December 31, 2011.  Lucas granted 96,000 stock options during the three months ended December 31, 2010. The grant date fair values of the stock options are amortized and recognized as compensation expenses over the service period.

Compensation expense related to stock options granted during the three-month period and nine-month period ended December 31, 2011 was $50,900 and $152,600, respectively. The options vest 25% on each of the first four anniversary dates and have a 5 year exercise period.  The exercise prices for the options equal the closing price of the Company stock on the grant dates.  All issuances were valued at fair value on the date of grant based on the market value of Lucas’ common stock using the Black Scholes option pricing model with the following weighted average assumptions used for grants; dividend yield of 0.00%; expected volatility of 116%; risk-free interest rate of 1.31% and expected term of 3.1 years.

Options outstanding and options exercisable at December 31, 2011 had an intrinsic value of $88,960.  Options outstanding and options exercisable at December 31, 2010 had no intrinsic value.  The intrinsic value is based upon the difference between the market price of Lucas’s common stock on the date of exercise and the grant price of the stock options.

The following tabulation summarizes the remaining terms of the options outstanding:

Exercise	Remaining	Options	Options
Price	Life (Yrs)	Outstanding	Exercisable
$2.00	(0.25)	96,000	96,000
$1.94	(0.25)	160,000	-
$4.05	(0.25)	200,000	-
	Total	456,000	96,000

As of December 31, 2011, total unrecognized stock-based compensation expense related to all non-vested stock options was $650,249, which is being recognized over a weighted average period of approximately 3.2 years.

On December 16, 2011, the shareholders of the Company approved the Company's 2012 Stock Incentive Plan (the 2012 Plan).  The 2012 Plan is intended to secure for the Company the benefits arising from ownership of the Company's common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company's future growth. The 2012 Plan provides an opportunity for any employee, officer, director or consultant of the Company to receive incentive stock options (to eligible employees only), nonqualified stock options, restricted stock, stock awards, and shares in performance of services. As of December 31, 2011, there were 1,500,000 shares available for issuance under the 2012 Plan and 11,700 shares available for issuance under the Company’s 2010 Long-Term Incentive Plan.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – POSTRETIREMENT BENEFITS

On April 1, 2011, Lucas established a matched defined contribution savings plan for its employees.  During the three and nine months ended December 31, 2011, Lucas's total costs recognized for the savings plan were approximately $8,816 and $23,484, respectively.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended December 31,
	2011	2010
Cash Paid for Interest	$7,964	$261,212

Noncash Investing and Financing Activities:
Issuance of note payable for the purchase of certain
oil and gas properties	22,000,000	-
Issuance of note payable for the purchase of certain
other property, plant and equipment	325,000	-
Issuance of preferred stock for the purchase of
certain oil and gas properties	8,262,354	-
Issuance of common stock for the purchase of
certain oil and gas properties	441,000	317,506
Accounts receivable for the sale of certain oil and
gas properties	1,500,000	-
Note receivable for the sale of certain oil and
gas properties	500,000	-
Increase in asset retirement obligations	186,840	43,170
Deferred payment on property acquisition	-	838,075
Deferred offering costs applied to sale of
common stock	-	119,912
Receivable extinguished for oil and gas properties	-	21,947

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this report, and should be read in conjunction with management’s discussion and analysis contained in Lucas’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (the 2011 Annual Report) and related discussion of our business and properties contained therein.  The terms "Company," "Lucas Energy," "Lucas," "we," "us" and "our" refer to Lucas Energy, Inc. and its subsidiary. See also, “Cautionary Note Regarding Forward-Looking Statements”, below.

Overview
Lucas Energy, Inc., a Nevada corporation, is an independent oil and gas company based in Houston, Texas. Lucas Energy, Inc. together with its subsidiary, acquires oil and gas properties and develops, produces and markets crude oil and natural gas from various known geological formations, including the Austin Chalk, Eagle Ford and Buda Formations, primarily in Gonzales, Wilson, Karnes and Atascosa Counties south of the city of San Antonio and Leon and Madison Counties north of the city of Houston.  Our goal is to become a recognized player in the development and production of crude oil and natural gas in established oil fields.

 The Company's strategy is twofold:

•
We focus on building and developing a portfolio of oil and gas assets by acquiring what we believe are undervalued, underdeveloped and underperformed properties for which we believe we can increase production economically and profitably. We do not operate in land not known to be a productive field; that is, we do not drill wildcat wells.

•
To efficiently pave the way towards growth, we monetize and divest non-core oil and gas assets and enter into joint ventures, farm-outs and drilling arrangements with select, reputable oil and gas companies to exploit the productive geological formations in our properties.

Our fiscal year ends on the last day of March of the calendar year.  We refer to the twelve-month period ended March 31, 2012 as our 2012 fiscal year and the nine months ended December 31, 2011 as our third quarter of fiscal year 2012.

Operations

During the first nine months of our fiscal year 2012, we continued our efforts on improving production, especially from our existing Austin Chalk wells, to capitalize on their undeveloped potential.  During the quarter ended December 31, 2011, we also increased our production by acquiring additional property interests in the Austin Chalk. Our efforts resulted in 75% growth in our crude oil sale volume and an 89% growth in our crude oil sales for the quarter ending December 31, 2011 as compared to the same period a year ago.  For the nine months ended December 31, 2011, our crude oil sale volume increased 28% and crude oil sales increased 56% as compared to the same period a year ago.

To expedite the production growth of the Company, we prepared for our 2012 Austin Chalk horizontal well drilling program early in the first quarter of the 2012 fiscal year; and in late June, commenced the program by drilling a new horizontal well, the Rainey Unit No.1H, in Gonzales County. A portion of the well is on the same lease as the two Hagen Eagle Ford No. 1H and No. 2H wells operated by Marathon Oil Company (Marathon). The Rainey Unit No.1H well was successfully completed in early September and is currently producing 80–100 gross barrels of oil per day (BOPD) from the Austin Chalk formation. Lucas owns an approximate 30% working interest in the well. To date, the well has produced over 6,500 barrels (Bbls) of oil.  Recently, the well was acidized and production increased above 100 BOPD.

During the quarter ended December 31, 2011, the Company completed the re-drilling of the lateral on Milton Hines No. 1 and spudded the Kuntschik No.1 HST and Hagen Ranch No. 4H wells.  These wells are located in Gonzales County, Texas and are horizontal wells in the Austin Chalk formation.  The Milton Hines No. 1 well is currently producing 80–100 gross BOPD. Lucas owns a 100% working interest in this well.  The Kuntschik No. 1HST well is recovering load water but is making approximately 40 BOPD. Production is anticipated to increase after recovery of the load water.  The Hagen Ranch No.4H well is on the same lease as our Hagen EF No.1H and No.2H wells, which are operated by Marathon and are producing from the Eagle Ford formation. We anticipate commencing production and testing soon. This well is also located on the same lease as the two Marathon-operated

Eagle Ford wells. As reported in early February 2012, the official 24 hour test indicated production of approximately 475 BOPD, 232 thousands of cubic feet (MCFPD) of natural gas, and 103 barrels of water per day (BWPD) with 419 pounds per square inch (psig) of flowing tubing pressure (FTP) on a 20/64” choke.  Further testing indicated that the well was capable of producing 846 BOPD, 422 MCFPD, and 264 BWPD at 283 psig of FTP on a 36/64” choke.  This choke size was slightly greater than a ½” pipe, or approximately 60% of the full opening choke size.  We believe that the Hagen Ranch No.4H well may have a greater capacity during the initial production period.  Future production rates will be determined by technical information, safety, tank capacity, and other factors.  It is likely that, the well may be put on an artificial lift in the future; specifically a pumping unit may be added.  Lucas has an approximate 25% working interest in this well.

In January 2012, the Company spudded the Hagen Ranch Unit No.1HST well in Gonzales County, Texas. The well is a new lateral from an old horizontal well in the Austin Chalk formation. This well is also located on the same lease as the two Marathon-operated Eagle Ford wells.

The Company plans to drill additional new Austin Chalk horizontal wells and new Austin Chalk laterals from old well bores during the remainder of the 2012 calendar year.  In addition, the Marathon-operated Eagle Ford program is anticipated to add another two to three wells during the same period.  Marathon and the predecessor company to the participation agreement did not drill the minimum number of two wells during the 2011 calendar year as anticipated by the agreement. Lucas has been in discussions with Marathon regarding the drilling program, and lingering issues left over from before Marathon took over management of the program.  Marathon has assured us that their intention is to propose to drill the maximum number of three wells (two is the minimum) in the Eagle Ford on the Lucas property allowed under the participation agreement for calendar year 2012. The participation agreement also provides that if both parties consent, additional wells beyond the aforementioned three wells may be drilled by Marathon.

On November 18, 2011, Lucas was informed by Nordic Oil USA I, LLLP (Nordic 1) that its shareholders had ratified the purchase and sale agreement which the Company and Nordic 1 entered into on October 13, 2011.  Pursuant to the agreement, effective July 1, 2011, the Company purchased all of Nordic 1’s right, title and interest in certain oil, gas and mineral leases located in Gonzales, Karnes and Wilson Counties, Texas.  The property interests acquired represent all of Nordic 1's interests in the LEI 2009 II and III Capital Programs.  Pursuant to the transaction, Lucas paid $22.0 million to Nordic 1 in the form of a non-recourse senior secured promissory note.  The payment of the note is secured solely by a deed of trust, security agreement, financing statement and assignment of production on the properties acquired.  As such, Nordic 1's only recourse is against the properties acquired in the transaction, and the note is not secured by any of the Company’s other assets. The note is due on or before November 17, 2012 (a year from the official closing date) and bears interest at 6% per annum.  The Company also entered into a purchase agreement with an entity pursuant to which the Company agreed to purchase the entity’s property interests in the same properties acquired from Nordic 1 in consideration for 2,000 shares of Series A Convertible Preferred Stock of the Company.  The Series A Convertible Preferred Stock has no voting rights, no liquidation rights and no redemption rights, but has conversion rights.  The conversion rights provide the holder thereof the right to convert each Series A Convertible Preferred Stock share into 1,000 shares of the Company's common stock, from time to time at the option of the holder, provided that no conversion will be allowed at any time that the number of shares to be issued to the holder thereof, together with any other shares of common stock beneficially owned by the holder, would exceed 4.99% of the Company’s then outstanding common stock.

Lucas expects the performance of the Company's existing wells, its current capital expenditure program and the newly acquired property interests to give rise to an average daily production rate of approximately 300 gross BOPD for the last three months of the 2012 fiscal year and the daily production rate at the end of the 2012 fiscal year to be approximately 500 gross BOPD, subject to operational risks, economic uncertainties and other factors that may cause the actual results to be materially different.

Eagle Ford Acreage

On December 29, 2011, the Company closed a purchase and sale transaction with Hall Phoenix Energy, LLC (Hall Phoenix), whereby the Company purchased all of Hall Phoenix’s right, title and interest in certain oil, gas, and mineral leases in the Eagle Ford/Eaglebine Trend effective December 1, 2011 for 2,824 shares of Lucas's Series B Convertible Preferred Stock, each of which is convertible into 1,000 shares of the Company's common stock.  The Series B Convertible Preferred Stock contains a provision that limits the amount of common shares that the holder can own at any time upon conversion to an aggregate of 9.99% of the Company’s then issued and outstanding shares of common stock. The properties are located in Wilson, Leon and Madison Counties, Texas.  The transaction increases the amount of Eagle Ford/Eaglebine acreage owned by the Company by approximately 5,500 net acres.  Lucas now owns approximately 8,900 net and 27,000 gross acres in the Eagle Ford/Eaglebine Trend.

The Company has been meeting with potential buyers and investment banking groups to discuss the possible monetizing of its Eagle Ford acres into cash and focusing on the development of the Austin Chalk reserves.  Shortly after the closing of the Hall Phoenix transaction, the Company retained Global Hunter Securities, LLC and Knight Capital Group, Inc. to advise the Company in selling certain of the Company’s properties in the Eaglebine and Eagle Ford properties in Texas.  The Company anticipates soliciting bids for the properties and hopes to close on a transaction, assuming favorable terms can be obtained within the next three months.

Financial Strengths

The only material debt that the Company has is the $22.0 million non-recourse senior secured promissory note issued in connection with the Nordic 1 acquisition described above.

In an effort to secure the funding for the capital expenditure program for the current fiscal year and to avoid the unpredictable nature of the financial market, the Company incentivized the institutional investors who purchased securities in the Company's December 2010 unit offering to exercise the Series C Warrants they purchased as part of the offering by entering into an amendment to the original Series C Warrant Agreement on July 18, 2011 (the Amendment Agreement).  The expiration date for the Series C Warrants was August 3, 2011.  Without changing the expiration date, the Amendment Agreement required the investors to exercise immediately 25% of the Series C Warrants they held and the Company to lower the exercise price of the Series C Warrants to $2.48 per share from the original exercise price of $2.62 per share.  Pursuant to the Series C Warrant Agreement, as amended, the investors were required to exercise all of their remaining Series C Warrants if the closing bid price of the Company's stock was higher than the amended exercise price on August 3, 2011.  Since the closing bid price on that date for the Company's stock was $2.51, all remaining Series C Warrants were exercised and a total of 2,510,506 shares of the Company's common stock were issued.  Net proceeds to the Company from the exercises of the Series C Warrants were approximately $5.8 million after deducting commission to the placement agent.  The Company used the net proceeds for general corporate purposes, including the funding of capital expenditures.

To further secure the funding for its capital expenditure program, the Company entered into a purchase and sale agreement with Nordic Oil USA 2 LLLP (Nordic 2) on October 13, 2011.  Pursuant to the agreement, which had an effective date of February 1, 2011, the Company sold to Nordic 2 for $4.0 million all of its interests, in and to certain oil, gas and mineral leases located in McKinley County, New Mexico.   All proceeds from the sale have been received as of the date of this report. The Company acquired the properties in January 2011 in a purchase transaction for $2.5 million, which included a deposit of $0.5 million. Nordic 2 acquired, among other things, the rights to the $0.5 million deposit. Net proceeds to the Company from the sale were approximately $3.6 million after deducting commissions.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three and nine months ended December 31, 2011 and 2010 should be read in conjunction with the condensed consolidated financial statements of Lucas Energy and notes thereto included in this Quarterly Report on Form 10-Q.  As used below, the abbreviations "Bbls" stands for barrels, "Mcf" for thousand cubic feet and "Boe" for barrels of oil equivalent on the basis of six Mcf per barrel.

Three Months Ended December 31, 2011 vs. Three Months Ended December 31, 2010

We reported a net loss for the three months ended December 31, 2011 of $2.2 million, or $0.11 per share. For the same period a year ago, we reported a net loss of $1.1 million, or $0.08 per share. Our net loss increased by $1.1 million primarily due to increased operating expenses, partially offset by an increase in operating revenues.

The following table sets forth the operating results and production data for the three months ended December 31, 2011 and 2010.

	Three Months Ended
	December 31,			%
	2011	2010	Increase	Increase
Sale Volumes:
Crude Oil (Bbls)	14,235	8,152	6,083	75%
Natural Gas (Mcf)	1,215	89	1,126	1265%
Total (Boe)	14,438	8,167	6,271	77%

Per Day Sale Volumes:
Crude Oil (Bbls per day)	155	89	66	74%
Natural Gas (Mcf per day)	13	1	12	1200%
Total (Boe per day)	157	89	68	76%

Average Sale Price:
Crude Oil ($/Bbl)	$91.23	$84.19	$7.04	8%
Natural Gas ($/Mcf)	$6.75	$3.10	$3.65	118%

Net Operating Revenues:
Crude Oil	$1,298,670	$686,317	$612,353	89%
Natural Gas	8,202	276	7,926	2873%
Total Revenues	$1,306,872	$686,593	$620,279	90%

Oil and Gas Revenues

Total crude oil and natural gas revenues for the three months ended December 31, 2011 increased significantly to $1.3 million from $0.7 million for the same period a year ago due primarily to a favorable crude oil volume variance of $0.6 million and a slightly favorable crude oil price variance of less than $0.1 million.

Operating and Other Expenses

	Three Months Ended
	December 31,		Increase	%
	2011	2010	(Decrease)	Incr (Decr)
Lease Operating Expenses	$1,252,959	$340,468	$912,491	268%
Severance and Property Taxes	69,275	47,584	21,691	46%
Depreciation, Depletion, and Amortization	561,448	265,426	296,022	112%
General and Administrative
General and Administrative (Cash)	1,327,786	636,191	691,595	109%
Share-Based Compensation (Non-Cash)	102,344	529,055	(426,711)	-81%
Interest Expense	146,783	-	146,783	100%

Lease Operating Expenses

Lease operating expenses increased $0.9 million for the current quarter as compared to the prior year period principally due to higher work-over costs of $0.7 million as well as increased production costs of $0.2 million from expanded efforts during the current quarter to increase production volumes from existing wells.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A increased $0.3 million primarily due to an increase in production for the current quarter ended December 31, 2011 totaling 6,271 barrels of oil equivalent in excess of the prior year period.  The rate per Boe decreased from $32.50 to $30.47.

General and Administrative Expenses

General and administrative expenses, including share-based compensation, increased $0.3 million for the current quarter as compared to the prior year’s quarter.  The increase is primarily due to higher employee-related costs ($0.1 million) and higher legal and other professional fees ($0.2 million).

Interest Expense

During the three months ended December 31, 2011, we incurred interest expense of $145,000 on the Nordic 1 note issued during a property acquisition described above.

Nine Months Ended December 31, 2011 vs. Nine Months Ended December 31, 2010

We reported a net loss for the nine months ended December 31, 2011 of $5.1 million, or $0.28 per share. For the same period a year ago, we reported a net loss of $2.5 million, or $0.19 per share. Our net loss increased by $2.6 million primarily due to increased operating expenses, depreciation, depletion, amortization and accretion, and general and administrative expenses of $1.9 million, $0.4 million and $1.3 million, respectively, partially offset by increased net operating revenues of $1.3 million.

The following table sets forth the operating results and production data for the nine months ended December 31, 2011 and 2010.

	Nine Months Ended
	December 31,			%
	2011	2010	Increase	Increase
Sale Volumes:
Crude Oil (Bbls)	37,076	29,028	8,048	28%
Natural Gas (Mcf)	14,054	669	13,385	2001%
Total (Boe)	39,418	29,140	10,278	35%

Per Day Sale Volumes:
Crude Oil (Bbls per day)	135	106	29	27%
Natural Gas (Mcf per day)	51	2	49	2450%
Total (Boe per day)	144	106	38	36%

Average Sale Price:
Crude Oil ($/Bbl)	$92.54	$75.81	$16.73	22%
Natural Gas ($/Mcf)	$5.39	$3.02	$2.37	78%

Net Operating Revenues:
Crude Oil	$3,431,014	$2,200,705	$1,230,309	56%
Natural Gas	75,748	2,018	73,730	3654%
Total Revenues	$3,506,762	$2,202,723	$1,304,039	59%

Oil and Gas Revenues

Total crude oil and natural gas revenues for the nine months ended December 31, 2011 increased $1.3 million, or 59%, to $3.5 million from $2.2 million for the same period a year ago due primarily to a favorable crude oil volume variance of $0.8 million coupled with a favorable crude oil price variance of $0.5 million.

Operating and Other Expenses

	Nine Months Ended
	December 31,		Increase	%
	2011	2010	(Decrease)	Incr (Decr)
Lease Operating Expenses	$2,887,728	$959,665	$1,928,063	201%
Severance and Property Taxes	188,800	136,358	52,442	38%
Depreciation, Depletion, and Amortization	1,260,314	829,718	430,596	52%
General and Administrative
General and Administrative (Cash)	3,541,614	2,272,522	1,269,092	56%
Share-Based Compensation (Non-Cash)	319,894	250,921	68,973	27%
Other Expense, Net	291,406	22,660	268,746	1186%
Interest Expense	152,624	261,212	(108,588)	-42%

Lease Operating Expenses

Lease operating expenses increased $1.9 million for the current period as compared to the prior year period principally due to higher work-over costs of $1.5 million as well as increased production costs of $0.2 million from expanded efforts during the current quarter to increase production volumes from existing wells.

Depreciation, Depletion, Amortization and Accretion

DD&A increased $0.4 primarily due to an increase in production for the nine months ended December 31, 2011 totaling 10,278 barrels of oil equivalent in excess of the prior year period.  The rate per Boe increased from $28.47 to $30.47.

General and Administrative Expenses

       General and administrative expenses, including share-based compensation, increased $1.3 million for the nine months ended December 31, 2011 as compared to the prior year period.  The increase is primarily due to higher employee-related costs ($0.9 million) resulting from expanded land, production management and production administration functions and higher legal and other professional fees ($0.4 million).

Other Expense, Net

       Other Expense increased primarily due to the increase of $291,000 in the value of the Series C Warrants as a result of the modification of the warrant agreements to incentivize the warrant holders to exercise the warrants (as described above). The value was calculated based on the Black Scholes option pricing model.

Interest Expense

During the nine months ended December 31, 2011, we incurred interest expense of $145,000 on a note issued during a property acquisition. Interest expense of $261,000 for the nine months ended December 31, 2010 was due primarily to our expensing the remaining unamortized balance of deferred financing costs originally incurred in connection with our credit facility with Amegy Bank, which we terminated and repaid in full during the nine months ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of cash for Lucas during the nine months ended December 31, 2011 were funds generated from operations, proceeds from sale of oil and gas properties and proceeds from the exercise of the Series C Warrants as further discussed below. The primary uses of cash were funds used in operations and additions of oil and gas properties. Our cash balance decreased from $2.5 million to $2.3 million as of December 31, 2011 as compared to March 31, 2011.

At December 31, 2011, our Total Current Liabilities of $30.1 million exceeded our Total Current Assets of $4.6 million due primarily to the $22.0 million non-recourse senior secured promissory note issued during the quarter in connection with the Nordic 1 acquisition described above.  The Company intends to repay the note and the accrued interests on or before the note's maturity date using proceeds from one of or a combination of various sources, which may include sale of its Eagle Ford and Eaglebine acreage, joint venture arrangements, sales of crude oil and natural gas production, exercise of warrants issued to investors in conjunction with the previously completed equity offerings, and entering into farm-out agreements and other arrangements with strategic partners, among other alternatives.

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

On October 13, 2011, the Company entered into a purchase and sale agreement with Nordic Oil USA 2 LLLP (Nordic 2).  Pursuant to the agreement, which had an effective date of February 1, 2011, the Company sold to Nordic 2 for $4.0 million all of its interests in certain oil, gas and mineral leases located in McKinley County, New Mexico.   All proceeds from the sale have been received as of the date of this report. The Company acquired the properties in January 2011 in a purchase transaction for $2.5 million, which included a deposit of $0.5 million. Nordic 2 acquired, among other things, the rights to the $0.5 million deposit. Net proceeds to the Company from the sale were approximately $3.6 million after deducting commissions.

Cash Flows.

Net cash used in operating activities for the nine months ended December 31, 2011 decreased $2.1 million to $1.1 million from $3.2 million for the prior year period.  The $2.1 million decrease was primarily due to favorable changes in working capital and other assets of $4.5 million and increased revenues of $1.3 million, partially offset by the increase of cash operating expenses of $3.6 million.

Net cash used in investing activities for the nine months ended December 31, 2011 of $4.8 million increased by $7.4 million compared to net cash provided by investing activities of $2.6 million for the prior year period due primarily to a decrease in net proceeds from the sale of oil and gas properties of $9.8 million, an increase in additions of oil and gas properties of $1.0 million, and an increase in cash used for property, plant and equipment additions of $0.1 million, partially offset by the collection of the $0.5 million deposit which was made in the prior year period (represented a change of $1.0 million of cash inflow period over period) and favorable changes in working capital of $2.5 million. For the prior year period, net proceeds from the sale of oil and gas properties primarily included $12.0 million for our sale of an undivided 85% interest in our "deep rights" located in Gonzales County, Texas.

Net cash provided by financing activities for the nine months ended December 31, 2011 was $5.7 million resulting primarily from the proceeds from the exercise of the Series C Warrants as discussed above. For the nine months ended December 31, 2010, net cash provided in financing activities was $4.7 million and consisted of funds from equity offerings of $6.9 million, partially offset by the payment of the outstanding principal on our credit facility with Amegy Bank of $2.2 million.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended, (the Exchange Act).  These forward-looking statements are generally located in the material set forth under the headings "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the nine months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See Part 1, Item 1, Note 10 to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

In addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended March 31, 2011 (2011 Annual Report), as filed with the SEC on June 28, 2011, you should carefully consider the risk factors identified below.  The risk factors disclosed in this section and in our 2011 Annual Report, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

If the holders of our outstanding warrants sell a large number of shares all at once or in blocks after exercising such warrants, the trading value of our shares could decline in value.

We currently have 2,510,506 outstanding Series B Warrants which have an exercise price of $2.86 per share; 150,630 outstanding warrants held by our placement agent in our December 2010 unit offering, which have an exercise price of $2.98 per share; and 305,000 outstanding warrants which have an exercise price of $1.00 per share.  The trading price of our common stock has recently fluctuated from between approximately $2.86 and $2.23 per share.  We have 19,540,914 shares of common stock issued and outstanding as of the date of this report.  As a result, the exercise of outstanding warrants (including, but not limited to warrants which have an exercise price substantially below the current trading price of our common stock) in the future and the subsequent resale of the shares of common stock issuable upon exercise thereof (which shares of common stock issuable upon exercise of the Series B Warrants and the placement agent warrants, will be eligible for immediate resale) may cause dilution to existing shareholders and cause the market price of our securities to decline in value.

Upon expiration of a six month holding period, if the Series A Convertible Preferred Stock holder and/or the Series B Convertible Preferred Stock shareholder converts and sells a large number of shares of our common stock, it will cause dilution to our existing shareholders and the trading value of our shares could decline in value.

The issuance of common stock upon conversion of the 2,000 shares of Series A Convertible Preferred Stock currently outstanding and the 2,824 outstanding shares of Series B Convertible Preferred Stock (collectively the Preferred Stock Shares), which shares each convert on a 1,000-for-one basis into shares of our common stock at the option of the holders thereof, will result in immediate dilution to the interests of our common stock holders.  Additionally, although the Preferred Stock Shares may not be converted if such conversion would cause the holder thereof to own more than 4.99% (9.99% in the case of the Series B Convertible Preferred Stock) of our outstanding common stock, this restriction does not prevent the holders from converting some of their Preferred Stock Shares, selling those shares, subject to applicable exemptions from registration (e.g., a period of at least six months passing after the issuance of such preferred stock shares in order for such holders to sell the shares of common stock issuable upon exercise of such preferred stock pursuant to Rule 144 of the Securities Act of 1933, as amended), and then converting the rest of their holdings, while still staying below the 4.99% / 9.99% limit, as applicable. In this way, the holders could sell more than this limit while never actually holding more shares than this limit allows. If the holders of the Preferred Stock Shares choose to do this, or choose to convert and sell their Preferred Stock Shares in the future, it will cause substantial dilution to the then holders of our common stock. Additionally, the subsequent sale by the holders of the Preferred Stock Shares of large numbers of shares in the future may cause the market price of our securities to decline in value.  As of the date of this filing, if the 4,824 outstanding Preferred Stock Shares were converted into common stock and sold (subject to the ownership limitations set forth above) an additional 4,824,000 shares of common stock of the Company or 19.8% of the Company’s currently outstanding shares, would be issued and outstanding.

Finally, the common stock issuable upon conversion of the Preferred Stock Shares may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the company's stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb the Preferred Stock Shares converted into common stock and sold by the holders thereof, then the value of our common stock will likely decrease.

We face potential liability under the Amendment Agreement in the event we do not satisfy the current public information requirements of Rule 144(c) of the Securities Act of 1933, as amended, prior to the date the Warrants and shares of common stock issuable upon exercise thereof have been sold by the holders thereof or have expired.

Pursuant to the Amendment Agreement, we agreed that if at any time prior to the date that all of the Warrants and any shares of common stock issuable upon exercise of such Warrants are sold by the holders thereof, we fail to satisfy the current public information requirement of Rule 144(c) of the Securities Act of 1933, as amended (a Public Information Failure), as partial relief for the damages to any holder of Warrants, we would pay the holders, based on their pro rata ownership of non-exercised and non-expired Warrants on the first day of a Public Information Failure, an aggregate of $80,000 for the first thirty calendar days that there is a Public Information Failure (pro-rated for a period of less than thirty days) and an amount in cash equal to one and one-half percent (1.5%) of the aggregate Black Scholes Value (as defined in the Warrants) of such holder’s non-exercised and non-expired Warrants on the sixty-first (61st) calendar day after the Public Information Failure (covering the 31st to 60th calendar days) and on every thirtieth day (pro-rated for periods totaling less than thirty days) thereafter until the earlier of (i) the date such Public Information Failure is cured; (ii) such time that such public information is no longer required pursuant to Rule 144; and (iii) the expiration date of the Warrants.  Additionally, upon the occurrence of any Public Information Failure during the 12 months prior to the expiration of any Warrant, the expiration date of such Warrant will be automatically extended for one day for each day that a Public Information Failure occurs and is continuing.  As such, in the event of the occurrence of a Public Information Failure, we will face liability and penalties under the Amendment Agreement.

The $22 million note payable in connection with the Nordic 1 acquisition is secured by a security interest solely in the assets acquired from Nordic 1.

On October 13, 2011, Lucas entered into a purchase and sale agreement with Nordic Oil USA I, LLLP (Nordic 1), with an effective date of July 1, 2011, to purchase all of Nordic 1’s interests in certain oil, gas and mineral leases, rights and assets located in Gonzales, Karnes and Wilson Counties, Texas, which represent all of Nordic 1's interests in the existing two capital programs operated by Lucas (the Nordic 1 Transaction).  The Nordic 1 Transaction closed in November 2011 and Lucas paid $22 million to Nordic 1 in the form of a non-recourse senior secured promissory note.  The note bears interest at 6% per annum and is due and payable on or before November 17, 2012.

We do not currently have sufficient cash on hand to repay the note payable. If we default in the repayment of the note payable at maturity, Nordic 1 may seek to enforce its security interest over the assets acquired in the Nordic 1 Transaction, which secure the repayment of such note.   Nordic 1 may seek to enforce its security interest by retaking full or partial ownership and control of the assets securing the note payable in an attempt to recover any deficiency between the value of the secured assets and the then amount owed in connection with such note payable, which pursuant to the terms of the note is Nordic 1’s sole recourse in the event that we default under the terms of the note. If we lose ownership of and right to the assets acquired and our total assets, results of operations and revenues may be adversely affected from the loss of such assets.  Consequently, the value of our securities may decline in value.

The Investors in the Company’s December 2010 sale of 2,510,506 Units obtained a right of first refusal to provide additional funding to the Company.

Pursuant to the Securities Purchase Agreement (the Purchase Agreement), pursuant to which the investors purchased an aggregate of 2,510,506 units in December 2010, the Company agreed that until December 30, 2012, the Company would not undertake any of the following: (A), directly or indirectly, file any registration statement with the SEC, or (B) directly or indirectly, offer, sell, grant any option to purchase, or otherwise dispose of (or announce any offer, sale, grant or any option to purchase or other disposition of) any of its equity securities, including without limitation any debt, preferred stock or other instrument or security (a Subsequent Placement), unless the Company first provides the investors notice of such Subsequent Placement and provides such investors an opportunity to purchase up to 25% of the securities offered in such Subsequent Placement pursuant to the terms and conditions described in greater detail in the Purchase Agreement.

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

We incur significant costs as a result of operating as a fully reporting company and our management is required to devote substantial time to compliance initiatives.

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. Specifically, we are required to prepare and file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC).  Additionally, our officers, directors and significant shareholders are required to file Form 3, 4 and 5’s and Schedule 13d/g’s with the SEC disclosing their ownership of the Company and changes in such ownership.  Furthermore, the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) and rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices.  As a result, our management and other personnel are required to devote a substantial amount of time and resources to the preparation of required filings with the SEC and SEC compliance initiatives. Moreover, these filing obligations, rules and regulations increase our legal and financial compliance costs and quarterly expenses and make some activities more time-consuming and costly than they would be if we were a private company. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses.  The costs and expenses of compliance with SEC rules and our filing obligations with the SEC, or our identification of deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, could materially adversely affect our results of operations or cause the market price of our stock to decline in value.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with the purchase agreement entered into with the holder described above, which was entered into in connection with the November 2011 purchase and sale agreement with Nordic 1, the Company issued the holder 2,000 shares of Series A Convertible Preferred Stock.

In connection with the December 2011 purchase and sale agreement described above, the Company issued Hall Phoenix 2,824 shares of Series B Convertible Preferred Stock.

The Series A Convertible Preferred Stock and Series B Convertible Preferred Stock have no voting rights, no liquidation rights and no redemption rights, but have conversion rights providing the holder thereof the right to convert each outstanding Series A and B Convertible Preferred Stock share into 1,000 shares of the Company's common stock. The Series A Convertible Preferred Stock contains a provision that limits the amount of common shares that the holder can own at any time upon conversion to an aggregate of 4.99% of the Company’s then issued and outstanding shares of common stock.  The Series B Convertible Preferred Stock contains a similar provision, limiting the amount of common shares that the holder can own upon any conversion to an aggregate of 9.99% of the Company’s then issued and outstanding shares of common stock.

The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the Act) since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were either (a) “accredited investors” and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Act.

EXHIBIT INDEX

Exhibit No.	Description

3.1
Certificate of Designations of Series A Convertible Preferred Stock (Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2011, and incorporated herein by reference)

3.2
Certificate of Designations of Series B Convertible Preferred Stock (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on January 4, 2012, and incorporated herein by reference)

10.1
Purchase and Sale Agreement – Lucas Energy, Inc. and Nordic Oil USA 2 LLLP (October 13, 2011)(Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on October 19, 2011 and incorporated herein by reference)

10.2
Purchase and Sale Agreement – Lucas Energy, Inc. and Nordic Oil USA 1, LLLP (October 13, 2011) (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on November 23, 2011, and incorporated herein by reference)

10.3
Promissory Note – Lucas Energy, Inc. and Nordic Oil USA 1, LLLP (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on November 23, 2011, and incorporated herein by reference)

10.4
Deed of Trust, Security Agreement, Financing Statement and Assignment of Production (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on November 23, 2011, and incorporated herein by reference)

10.5	Purchase Agreement (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on November 23, 2011, and incorporated herein by reference)

10.6
Purchase and Sale Agreement – Lucas Energy, Inc. and Hall Phoenix Energy, LLC (December 29, 2011) (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on January 4, 2012, and incorporated herein by reference)

10.7	Assignment, Conveyance and Bill of Sale (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on January 4, 2012, and incorporated herein by reference)

* 31.1	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	Section 906 Certification of Periodic Report of Principal Financial Officer.

99.1
Audited Financial Statements of Nordic 1’s right, title and interest in certain oil, gas, and mineral leases located in Gonzales, Karnes and Wilson Counties, Texas (the Nordic Acquisition Properties). for the years ended September 30, 2011 and 2010, Unaudited Supplemental Oil and Gas Reserve Information in connection with the Nordic Acquisition Properties and Unaudited Pro Forma Condensed Financial Statements  (Filed as an Exhibit to the Company’s Report on Form 8-K/A, filed with the Commission on February 3, 2012, and incorporated herein by reference)

* **101.INS	XBRL Instance Document.

* **101.SCH	XBRL Schema Document.

* **101.CAL	XBRL Calculation Linkbase Document.

* **101.LAB	XBRL Label Linkbase Document.

* **101.PRE	XBRL Presentation Linkbase Document.

* Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets –December 31, 2011 and March 31, 2011, (ii) the Condensed Consolidated Statements of Operations - Three and Nine Months Ended December 31, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended December 31, 2011 and 2010; and (iv) Notes to Condensed Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCAS ENERGY, INC.
(Registrant)

Date: February 13, 2012

By:  /s/ K. ANDREW LAI
K. Andrew Lai
Chief Financial Officer
(Principal Financial Officer and
 Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Certificate of Designations of Series A Convertible Preferred Stock (Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2011, and incorporated herein by reference)

3.2
Certificate of Designations of Series B Convertible Preferred Stock (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on January 4, 2012, and incorporated herein by reference)

10.1
Purchase and Sale Agreement – Lucas Energy, Inc. and Nordic Oil USA 2 LLP (October 13, 2011)(Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on October 19, 2011 and incorporated herein by reference)

10.2
Purchase and Sale Agreement – Lucas Energy, Inc. and Nordic Oil USA 1, LLLP (October 13, 2011) (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on November 23, 2011, and incorporated herein by reference)

10.3
Promissory Note – Lucas Energy, Inc. and Nordic Oil USA 1, LLLP (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on November 23, 2011, and incorporated herein by reference)

10.4
Deed of Trust, Security Agreement, Financing Statement and Assignment of Production (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on November 23, 2011, and incorporated herein by reference)

10.5	Purchase Agreement (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on November 23, 2011, and incorporated herein by reference)

10.6
Purchase and Sale Agreement – Lucas Energy, Inc. and Hall Phoenix Energy, LLC (December 29, 2011) (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on January 4, 2012, and incorporated herein by reference)

10.7	Assignment, Conveyance and Bill of Sale (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on January 4, 2012, and incorporated herein by reference)

* 31.1	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	Section 906 Certification of Periodic Report of Principal Financial Officer.

99.1
Audited Financial Statements of Nordic 1’s right, title and interest in certain oil, gas and mineral leases located in Gonzales, Karnes and Wilson Counties, Texas (the “Nordic Acquisition Properties”) for the years ended September 30, 2011 and 2010, Unaudited Supplemental Oil and Gas Reserve Information in connection with the Nordic Acquisition Properties and Unaudited Pro Forma Condensed Financial Statements (Filed as an Exhibit to the Company’s Report on Form 8-K/A, filed with the Commission on February 3, 2012, and incorporated herein by reference)

* **101.INS	XBRL Instance Document.

* **101.SCH	XBRL Schema Document.

* **101.CAL	XBRL Calculation Linkbase Document.

* **101.LAB	XBRL Label Linkbase Document.

* **101.PRE	XBRL Presentation Linkbase Document.

* Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets –December 31, 2011 and March 31, 2011, (ii) the Condensed Consolidated Statements of Operations - Three and Nine Months Ended December 31, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended December 31, 2011 and 2010; and (iv) Notes to Condensed Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.