Form 10-K
period 2012-03-31
LUCAS ENERGY, INC.
filed 2012-06-29
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2012
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-32508

LUCAS ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2660243
(State of other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3550 Timmons Lane, Suite 1550, Houston, Texas  77027
(Address of principal executive offices)  (Zip code)

Registrant's telephone number, including area code: 713-528-1881

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

Common Stock aggregate market value held by non-affiliates as of the registrant's most recently completed second fiscal quarter, September 30, 2011: $24,385,743.

There were 22,725,580 shares of the registrant's common stock outstanding as of June 15, 2012.

Documents incorporated by reference: none.

PART I

ITEM 1.  BUSINESS.

General

Lucas Energy, Inc., a Nevada corporation, is an independent oil and gas company based in Houston, Texas. Lucas Energy, Inc. together with its subsidiary, LEI Alcalde Holdings, LLC, (collectively, the "Company," "Lucas," "Lucas Energy," or "we") explores for, develops, produces and markets primarily crude oil and to a much lesser extent, natural gas, from various known productive geological formations, including the Austin Chalk, Eagle Ford and Buda formations, primarily in Gonzales, Wilson, Karnes and Atascosa Counties south of the City of San Antonio; and the Eaglebine formation in Leon and Madison Counties north of the City of Houston in Texas.  Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006.  Our goal is to acquire, develop, and produce crude oil and natural gas from areas located in, or near, established oil fields.

The Company's strategy is as follows:

•
Locate and acquire what we believe to be undervalued, underdeveloped oil and gas properties in known areas which were neglected when oil prices were below $20 per barrel.  Re-establish or improve production from existing well bores.  Look for underlying potential in the form of new drilling, new laterals from existing wells, and/or deeper undeveloped horizons.  The Company does not participate in exploration activities, or rank wildcat drilling activities,

•	Develop the properties out of current cash flow, or using project financing, which may include joint interest participation partners (what are commonly known as joint ventures), and

•	Seek out additional product financing and joint venture partners to expand the asset base and increase production.

Lucas Energy's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are made available, free of charge, through Lucas Energy's website, as soon as reasonably practicable after such reports have been filed with the United States Securities and Exchange Commission (SEC).  Our website address is http://www.lucasenergy.com. Our fiscal year ends on the last day of March of each year.  We refer to the twelve-month periods ended March 31, 2012 and March 31, 2011 as our 2012 fiscal year and 2011 fiscal year, respectively.

At March 31, 2012, the Company had leasehold interests (working interests) in approximately 27,000 gross acres.  Total net developed and undeveloped acreage as measured from the surface to the base of the Austin Chalk formation was approximately 21,900 acres.  The Company has approximately 5,900 net acres in the Eagle Ford (and lower depths) in the southern part of the Eagle Ford trend near San Antonio, Texas.  Further, the Company has approximately 3,700 net acres in the Eaglebine area of the Eagle Ford trend to the north of Houston, Texas.

At the end of March 2012, Lucas was producing approximately 500 BOPD (approximately 300 BOPD net) from 56 active well bores, of which 11 wells accounted for more than half of the production.  The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well.  An affiliate of Marathon Oil Corporation operates two Eagle Ford horizontal wells, in each of which we have a 15% working interest.  The wells have produced a cumulative of approximately 70,000 barrels of oil through March 31, 2012 flowing without the use of artificial lift.  Recently, the operator installed pumping units on the two wells.  Our oil production sales totaled 56,892 barrels of oil equivalent, net to our interest for our fiscal year ended March 31, 2012.  Our working and royalty interests vary at different fields and for different formations in our oil and gas properties.

At March 31, 2012, Lucas Energy's total estimated net proved reserves were 8.8 million barrels of oil equivalent (BOE), of which 7.0 million barrels (BBLs) were crude oil reserves, and 10.7  million cubic feet (MMCF) were natural gas reserves (see Supplemental Information to Consolidated Financial Statements).  As of March 31, 2012, Lucas employed 16 full-time employees.  We also utilized approximately 10 contractors on an "as-needed" basis to carry out various functions of the Company, including but not limited to field operations, land administration, corporate activity and information technology maintenance.

Industry Segments

            Lucas Energy's operations are all crude oil and natural gas exploration and production related.

Operations and Oil and Gas Properties

We operate in known productive areas; that is, we do not drill wildcat wells.  Our holdings are found in a broad area of current industry activity in Gonzales, Wilson, Karnes, Atascosa, Leon and Madison Counties in Texas.  We concentrate on three vertically adjoining formations in Gonzales, Wilson, Karnes and Atascosa Counties: the Austin Chalk, Eagle Ford and Buda formations, listed in the order of increasing depth measuring from the land surface. The recent development of the Eagle Ford as a high potential producing zone has heightened industry interest and success.  Lucas Energy’s acreage position is in the oil window of the Eagle Ford trend. Prior to the active development of the Eagle Ford trend in the Gonzales County, Texas area, Lucas investigated the potential of the Eagle Ford formation using modern well logs.  Subsequent to this research, Lucas sought to acquire over 15,000 acres in the Gonzales and Wilson County, Texas area.  In 2010 the Company sold an 85% working interest in the acreage in Gonzales County, Texas to Hilcorp Resources, LLC (now Marathon Resources EF, LLC); and in 2011 the Company sold a 50% working interest to Marathon Oil Company in  Wilson County, Texas. In December 2011, we acquired 3,745 net acres in Leon and Madison Counties and thereby expanded our holdings of the Eagle Ford trend into the Eaglebine area.

Austin Chalk

The Company’s original activity started in Gonzales County by acquiring existing shut-in and stripper wells and improving production from those wells. Most of the wells had produced from the Austin Chalk. The Austin Chalk is a dense limestone, varying in thickness along its trend from approximately 200 feet to more than 800 feet. It produces by virtue of localized fractures within the formation.

Eagle Ford

Drilling activities by other operators and the improvement in horizontal drilling, well stimulation, and completion technologies, have brought the Eagle Ford play to prominence as one of the foremost plays in the United States today.

On Lucas’ leases, the Eagle Ford is a porous limestone with organic shale matter.  The Eagle Ford formation directly underlies the Austin Chalk formation and is believed to be the primary source of oil and gas produced from the Austin Chalk. Reservoir thickness in the area of the Company’s leases varies from approximately 60 feet to 80 feet.

Buda

The Buda limestone underlies the Eagle Ford formation separated by a 10 foot to 20 foot inorganic shale barrier. Its thickness varies from approximately 100 feet to more than 150 feet in this area. The Buda produces from natural fractures and matrix porosity and is prospective across this whole area. There are a number of Buda wells with cumulative production of more than 100,000 barrels of oil.

Eaglebine

The Eaglebine is so named because the Eagle Ford formation overlies the Woodbine formation. This is a continuation of the Eagle Ford trend that is productive from south Texas to the east north of Houston, Texas.  The Woodbine formation is best known as the prolific reservoir in the famous East Texas Oil Field. There has been increased interest and activity in the Eaglebine formation in the Leon, Houston, and Madison County areas.  There is established production from horizontal and vertical wells to the east and south of Lucas’ holdings and numerous permits for horizontal wells have been filed for additional exploratory and development drilling.

Marketing

We operate exclusively in the onshore United States oil and gas trends. Crude oil production sales are to gatherers and marketers with national reputations. Our sales are made on a month-to-month basis, and title transfer occurs when the oil is loaded onto the purchaser’s truck.  Crude oil prices realized from production sales are indexed to published posted refinery prices, and to published crude indexes with adjustments on a contract basis.

Our natural gas production is associated gas resulting from crude oil production and is currently nominal.

Although we believe that we are not dependent upon any one purchaser, our marketing arrangement with GulfMark Energy, Inc accounted for approximately 69% and 91% of our revenue for the years ended March 31, 2012 and 2011, respectively.  Lucas Energy, Inc. has alternative purchasers readily available at competitive market prices.

We actively manage our crude oil inventory in field tanks and have engaged a marketing company to negotiate our crude and natural gas contracts.

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

ITEM 1A.   RISK FACTORS.

Our business and operations are subject to many risks.  The risks described below may not be the only risks we face, as our business and operations may also be subject to risks that we do not yet know of, or that we currently believe are immaterial.  If any of the events or circumstances described below actually occurs, our business, financial condition, results of operations or cash flow could be materially and adversely affected and the trading price of our common stock could decline.  The following risk factors should be read in conjunction with the other information contained herein, including the consolidated financial statements and the related notes.  Unless the context requires otherwise, "we," "us" and "our" refer to Lucas Energy, Inc. and its subsidiary. In addition, please read “Cautionary Note Regarding Forward-Looking Statements” in this filing, where we describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference in this filing.

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

We commenced our operations in 2006.  We have a limited operating history and businesses such as ours, which are starting up or in their initial stages of development present substantial business and financial risks and may suffer significant losses from which they cannot recover. We will face all of the challenges of a small microcap or nano-cap oil and natural gas company that operates in a highly competitive industry, including but not limited to: locating, acquiring and successfully developing oil and gas properties; raising financing to fund our capital expenditure program; attracting, engaging and retaining the services of qualified management, technical and support personnel; establishing budgets and maintaining internal operating policies and procedures; and the design and implementation of effective financial and disclosure controls to meet public company statutory compliance requirements. We can provide no assurance that we will achieve a level of profitability that will provide a return on invested capital or that will result in an increase in the market value of our securities. Accordingly, we are subject to the risk that, because of these factors and other general business risks noted throughout these “Risk Factors,” we may, in particular, not be able to profitably execute our plan of operation.

We require financing to execute our business plan and fund capital program requirements.

We believe that our current cash reserves, together with anticipated cash flow from operations, proceeds from sales of properties and funding provided by joint venture partners, will be sufficient to meet our working capital and operating needs for approximately the next twelve months. However, to continue growth and to fund our business and expansion plans, we will require additional financing. The amount of capital available to us is limited, and may not be sufficient to enable us to fully execute our growth plans without additional fund raising. Additional financing may be required to meet our desired growth and strategic objectives and to provide more working capital for expanding our development and marketing capabilities and to achieve our ultimate plan of expansion and a larger scale of operations.  Moving forward, we hope to pursue joint venture partners for certain of our capital program funding requirements, which if successful will decrease the total funding we are required to commit to such programs. There can be no assurance that we will be able to obtain additional financing on attractive terms, if at all. We have no firm commitments for additional cash funding as of the date of this report.

We do not intend to pay cash dividends to our shareholders.

We do not currently intend to pay cash dividends on our common stock and do not anticipate paying any cash dividends at any time in the foreseeable future. At present, we will follow a policy of retaining all of our earnings, if any, to finance development and expansion of our business.

We face intense competition.

We are in direct competition for properties with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of Texas and elsewhere. Many competitors are large, well-known oil and gas and/or energy companies, although no single entity dominates the industry. Many of our competitors possess greater financial and personnel resources enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry. Management believes that a viable marketplace exists for smaller producers of natural gas and crude oil.

The $22 million note payable in connection with the Nordic 1 acquisition is secured by a security interest solely in the assets acquired from Nordic 1.

On October 13, 2011, Lucas entered into a purchase and sale agreement with Nordic 1, with an effective date of July 1, 2011, to purchase all of Nordic 1’s interests in certain oil, gas and mineral leases, rights and assets located in Gonzales, Karnes and Wilson Counties, Texas, which represent all of Nordic 1's interests in the existing two capital programs operated by Lucas (the “Nordic 1 Transaction”).  The Nordic 1 Transaction closed in November 2011 and Lucas paid $22 million to Nordic 1 in the form of a non-recourse senior secured promissory note.  The note bears interest at 6% per annum and is due and payable on or before November 17, 2012.  As of March 31, 2012, $22 million was outstanding under the note.

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

If we acquire crude oil and natural gas properties in the future, our failure to fully identify existing and potential problems, to accurately estimate reserves, production rates or costs, or to effectively integrate the acquired properties into our operations could materially and adversely affect our business, financial condition and results of operations.

From time to time, we seek to acquire crude oil and natural gas properties.  Although we perform reviews of properties to be acquired in a manner that we believe is duly diligent and consistent with industry practices, reviews of records and properties may not necessarily reveal existing or potential problems, and may not permit us to become sufficiently familiar with the properties in order to fully assess their deficiencies and potential.  Even when problems with a property are identified, we may assume environmental and other risks and liabilities in connection with acquired properties pursuant to the acquisition agreements.  Moreover, there are numerous uncertainties inherent in estimating quantities of crude oil and natural gas reserves (as discussed further below), actual future production rates and associated costs with respect to acquired properties.  Actual reserves, production rates and costs may vary substantially from those assumed in our estimates.  There can be no assurance that we will be able to locate or make suitable acquisitions on acceptable terms or that future acquisitions will be effectively and profitably integrated into the Company. Acquisitions involve risks that could divert management resources and/or result in the possible loss of key employees and customers of the acquired operations. For the reasons above, among others, an acquisition may have a material and adverse effect on our business and results of operations, particularly during the periods in which the operations of the acquired properties are being integrated into our ongoing operations or if we are unable to effectively integrate the acquired properties into our ongoing operations.

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

Future increases in our tax obligations; either due to increases in taxes on energy products, energy service companies and exploration activities or reductions in currently available federal income tax deductions with respect to oil and gas exploration and development, may adversely affect our results of operations and increase our operating expenses.

Federal, state and local governments have jurisdiction in areas where we operate and impose taxes on the oil and natural gas products we sell.  Recently there have been discussions by federal, state and local officials concerning a variety of energy tax proposals, some of which, if passed, would add or increase taxes on energy products, service companies and exploration activities.  Additionally, the current administration has proposed legislation that would, if enacted into law, make significant changes to federal tax laws, including the elimination of certain key United States federal income tax incentives currently available to oil and natural gas exploration and production companies. These proposed changes include, but are not limited to:  (1) the repeal of the percentage depletion allowance for oil and natural gas properties, (2) the elimination of current deductions for intangible drilling and development costs, (3) the elimination of the deduction for certain domestic production activities, and (4) an extension of the amortization period for certain geological and geophysical expenditures.  It is unclear whether any such changes will be enacted into law or how soon any such changes could become effective in the event they were enacted into law.  The passage of any legislation as a result of these proposals or any other changes in U.S. federal income tax laws could eliminate or increase the taxes that we are required to pay and consequently adversely affect our results of operations and/or increase our operating expenses.

The crude oil and natural gas reserves we report in our SEC filings are estimates and may prove to be inaccurate.

There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values. The reserves we report in our filings with the SEC now and in the future will only be estimates and such estimates may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable crude oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future crude oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs. Some or all of these assumptions may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of crude oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Additionally, “probable” and “possible reserve estimates” (which the SEC began allowing effective January 1, 2010), which estimates are considered unproved reserves and as such, the SEC views such estimates to be inherently unreliable, may be misunderstood or seen as misleading to investors that are not “experts” in the oil or natural gas industry. Unless the shareholder has such expertise, the shareholder should not place undue reliance on these estimates. Except as required by applicable law, we undertake no duty to update this information and do not intend to update this information.

Crude oil and natural gas development, re-completion of wells from one reservoir to another reservoir, restoring wells to production and exploration, drilling and completing new wells are speculative activities and involve numerous risks and substantial and uncertain costs.

Our growth will be materially dependent upon the success of our future development program. Even considering our business philosophy to avoid wildcat wells, drilling for crude oil and natural gas and reworking existing wells involves numerous risks, including the risk that no commercially productive crude oil or natural gas reservoirs will be encountered. The cost of exploration, drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including: unexpected drilling conditions; pressure or irregularities in formations; equipment failures or accidents; inability to obtain leases on economic terms, where applicable; adverse weather conditions and natural disasters; compliance with governmental requirements; and shortages or delays in the availability of drilling rigs or crews and the delivery of equipment. Furthermore, we cannot provide investors with any assurance that we will be able to obtain rights to additional producing properties in the future and/or that any properties we obtain rights to will contain commercially exploitable quantities of oil and/or gas.

Drilling or reworking is a highly speculative activity. Even when fully and correctly utilized, modern well completion techniques such as hydraulic fracturing and horizontal drilling do not guarantee that we will find crude oil and/or natural gas in our wells. Hydraulic fracturing involves pumping a fluid with or without particulates into a formation at high pressure, thereby creating fractures in the rock and leaving the particulates in the fractures to ensure that the fractures remain open, thereby potentially increasing the ability of the reservoir to produce oil or gas. Horizontal drilling involves drilling horizontally out from an existing vertical well bore, thereby potentially increasing the area and reach of the well bore that is in contact with the reservoir. Our future drilling activities may not be successful and, if unsuccessful, such failure would have an adverse effect on our future results of operations and financial condition. We cannot assure our shareholders that our overall drilling success rate or our drilling success rate for activities within a particular geographic area will not decline. We may identify and develop prospects through a number of methods, some of which do not include lateral drilling or hydraulic fracturing, and some of which may be unproven. The drilling and results for these prospects may be particularly uncertain. Our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted prospects will be dependent on a number of factors, including, but not limited to: the results of previous development efforts and the acquisition, review and analysis of data; the availability of sufficient capital resources to us and the other participants, if any, for the drilling of the prospects; the approval of the prospects by other participants, if any, after additional data has been compiled; economic and industry conditions at the time of drilling, including prevailing and anticipated prices for crude oil and natural gas and the availability of drilling rigs and crews; our financial resources and results; the availability of leases and permits on reasonable terms for the prospects; and the success of our drilling technology.

We cannot assure our shareholders that these projects can be successfully developed or that the wells discussed will, if drilled, encounter reservoirs of commercially productive crude oil or natural gas. There are numerous uncertainties in estimating quantities of proved reserves, including many factors beyond our control. If we are unable to find commercially exploitable quantities of oil and gas in any properties we may acquire in the future, and/or we are unable to commercially extract such quantities we may find in any properties we may acquire in the future, the value of our securities may decline in value.

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

Risks Relating to Our Outstanding Securities

If the holders of our outstanding convertible securities and warrants sell a large number of shares all at once or in blocks after converting such convertible securities and  exercising such warrants, or the holders of our registered shares sell a large number of shares, the trading value of our shares could decline in value.

We currently have Series B Warrants outstanding to purchase an aggregate of 2,510,506 shares of common stock which have an exercise price of $2.86 per share; outstanding warrants to purchase 150,630 shares of common stock held by our placement agent in our December 2010 unit offering, which have an exercise price of $2.98 per share; outstanding warrants to purchase 305,000 shares of common stock which have an exercise price of $1.00 per share; and outstanding warrants to purchase 1,032,500 shares of common stock sold in April 2012, which have an exercise price of $2.30 per share.  The trading price of our common stock has recently fluctuated from between $3.46 and $1.04 per share during the last 52 weeks.

We also currently have 2,000 shares of Series A Convertible Preferred Stock and 2,824 shares of Series B Convertible Preferred Stock outstanding (collectively the “Preferred Stock Shares”), which shares each convert on a 1,000-for-one basis into shares of our common stock at the option of the holders thereof.  Additionally, although the Preferred Stock Shares may not be converted if such conversion would cause the holder thereof to own more than 4.99% (9.99% in the case of the Series B Convertible Preferred Stock) of our outstanding common stock, this restriction does not prevent the holders from converting some of their Preferred Stock Shares, selling those shares and then converting the rest of their holdings, while still staying below the 4.99% and 9.99% limits, as applicable. In this way, the holders could sell more than this limit while never actually holding more shares than this limit allows. As of the date of this report, if the 4,824 outstanding Preferred Stock Shares were converted into common stock and sold (subject to the ownership limitations set forth above) an additional 4,824,000 shares of common stock of the Company or approximately 21% of the Company’s currently outstanding shares, would be issued and outstanding.

We have 19,581,657 shares of common stock issued and outstanding as of the date of this report.  As a result, the exercise of outstanding warrants (including, but not limited to warrants which have an exercise price substantially below the current trading price of our common stock) or conversion of shares of Series A and Series B Preferred Stock in the future and the subsequent resale of such shares of common stock (which shares of common stock issuable upon exercise of the Series B Warrants, the placement agent warrants and the warrants sold in our April 2012 offering, will be eligible for immediate resale, and which shares of common stock issuable upon conversion of the Series A and Series B Preferred Stock will be eligible for immediate resale subject to the terms and conditions of Rule 144) may cause dilution to existing shareholders and cause the market price of our securities to decline in value.  Additionally, the common stock issuable upon exercise of the warrants or conversion of the Preferred Stock Shares may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the company's stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. Finally, the offer or sale of large numbers of shares of common stock in the future, including those shares previously registered in our registration statements and prospectus supplements, and/or in connection with future registration statements or prospectus supplements may cause the market price of our securities to decline in value.

Nevada law and our Articles of Incorporation authorize us to issue shares of stock which shares may cause substantial dilution to our existing shareholders.

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of June 15, 2012, we have 22,725,580 shares of common stock outstanding and 4,824 shares of preferred stock issued and outstanding, each convertible into 1,000 shares of our common stock. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, subject to the requirements of the NYSE MKT Equities Exchange (which generally require shareholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), which if issued could cause substantial dilution to our then shareholders.  Shares of additional preferred stock may also be issued by our Board of Directors without shareholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding.  As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders.  Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have super voting rights and/or other rights or preferences which could provide the preferred shareholders with substantial voting control over us subsequent to the date of this report and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

Shareholders may be diluted significantly through our efforts to obtain financing and/or satisfy obligations through the issuance of additional shares of our common stock.

We currently have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock (subject to NYSE MKT Equities Exchange rules which limit among other things, the number of shares we can issue without shareholder approval to no more than 20% of our outstanding shares of common stock). These actions will result in dilution of the ownership interests of existing shareholders, and that dilution may be material.

If persons engage in short sales of our common stock, including sales of shares to be issued upon exercise of our outstanding warrants, the price of our common stock may decline.

Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. In addition, holders of options and warrants will sometimes sell short knowing they can, in effect, cover through the exercise of an option or warrant, thus locking in a profit. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock issued upon exercise of our outstanding warrants could cause even greater declines in the price of our common stock due to the number of additional shares available in the market upon such exercise, which could encourage short sales that could further undermine the value of our common stock. Shareholders could, therefore, experience a decline in the values of their investment as a result of short sales of our common stock.

The market price for our common stock may be volatile, and our shareholders may not be able to sell our stock at a favorable price or at all.

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

It is possible that the proceeds from sales of our common stock may not equal or exceed the prices our shareholders paid for it plus the costs and fees of making the sales.

We face potential liability under the Amendment Agreement in the event we do not satisfy the current public information requirements of Rule 144(c) of the Securities Act of 1933, as amended, prior to the date the Series B Warrants and shares of common stock issuable upon exercise thereof have been sold by the holders thereof or have expired.

Pursuant to the Amendment Agreement (described above), we agreed that if at any time prior to the date that all of the Series B Warrants and any shares of common stock issuable upon exercise of such warrants are sold by the holders thereof, we fail to satisfy the current public information requirement of Rule 144(c) of the Securities Act of 1933, as amended (a “Public Information Failure”), as partial relief for the damages to any holder of warrants, we would pay the holders, based on their pro rata ownership of non-exercised and non-expired warrants on the first day of a Public Information Failure, an aggregate of $80,000 for the first thirty calendar days that there is a Public Information Failure (pro-rated for a period of less than thirty days) and an amount in cash equal to one and one-half percent (1.5%) of the aggregate Black Scholes Value (as defined in the warrants) of such holder’s non-exercised and non-expired warrants on the sixty-first (61st) calendar day after the Public Information Failure (covering the 31st to 60th calendar days) and on every thirtieth day (pro-rated for periods totaling less than thirty days) thereafter until the earlier of (i) the date such Public Information Failure is cured; (ii) such time that such public information is no longer required pursuant to Rule 144; and (iii) the expiration date of the warrants.  Additionally, upon the occurrence of any Public Information Failure during the 12 months prior to the expiration of any warrant, the expiration date of such warrant will be automatically extended for one day for each day that a Public Information Failure occurs and is continuing.  As such, in the event of the occurrence of a Public Information Failure, we will face liability and penalties under the Amendment Agreement.

The Investors in the Company’s December 2010 offering obtained a first priority right to provide additional funding to the Company.

Pursuant to the Securities Purchase Agreements (the “Purchase Agreements”), with the investors purchased an aggregate of 2,510,506 units in December 2010, the Company agreed that until December 30, 2012, the Company would not undertake any of the following: (A), directly or indirectly, file any registration statement with the SEC, or (B) directly or indirectly, offer, sell, grant any option to purchase, or otherwise dispose of (or announce any offer, sale, grant or any option to purchase or other disposition of) any of its equity securities, including without limitation any debt, preferred stock or other instrument or security (a “Subsequent Placement”), unless the Company first provides the investors notice of such Subsequent Placement and provides such investors an opportunity to purchase up to 25% of the securities offered in such Subsequent Placement pursuant to the terms and conditions described in greater detail in the Purchase Agreements.

As a result of the above, it may be harder for the Company to raise funding and/or issue securities in consideration for certain business purposes not exempt from the first priority requirements set forth in the Purchase Agreements, which could prevent the Company from meeting its capital needs, limit the Company’s ability to grow its operations and implement its business plan and ultimately cause the value of the Company’s securities to decline in value.

We incur significant costs as a result of operating as a fully reporting publicly traded company and our management is required to devote substantial time to compliance initiatives.

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. Specifically, we are required to prepare and file annual, quarterly and current reports, proxy statements and other information with the SEC.  Additionally, our officers, directors and significant shareholders are required to file Form 3, 4 and 5’s and Schedule 13D/G’s with the SEC disclosing their ownership of the Company and changes in such ownership.  Furthermore, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices.  In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. The costs and expenses of compliance with SEC rules and our filing obligations with the SEC, or our identification of deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, could materially adversely affect our results of operations or cause the market price of our stock to decline in value.

ITEM 2.        PROPERTIES.

Areas of Activities

Lucas Energy, Inc. has oil and gas interests, and operates oil and gas properties only in the onshore Texas area.  All of the operations, and leasehold interests, are in the Austin Chalk trend which extends from South Texas along the border with Mexico to the Northeast along the Louisiana-Texas state line north of Beaumont, Texas.  The oil and gas properties owned by the Company are in three major areas of interest.  During calendar year 2011, Lucas Energy, Inc. owned minor working interests in oil and gas properties in New Mexico.  However, the Company has sold off these properties and no longer has any oil and gas interests outside of the State of Texas.

Eagle Ford Area

The core properties of Lucas Energy, Inc. are in an area of the Austin Chalk and Eagle Ford trends south, and southeast of San Antonio, Texas.  Lucas has approximately 23,000 gross acres with approximately 5,900 net acres of

Eagle Ford in this core area.  Current production from approximately 50 active wells operated by the Company is from the Austin Chalk, Buda, and Edwards formations.  Non-operated production from the Eagle Ford formation includes 2 wells operated by an affiliate of Marathon Oil Company.  The properties are all located within Atascosa, Gonzales, Karnes, and Wilson Counties, Texas.  This core area accounts for almost all of the production, and most of the drilling and workover operations during fiscal year 2012.

Eaglebine Area

During the third quarter of fiscal year 2012, the Company acquired oil and gas leasehold interests in the Eaglebine portion of the Eagle Ford trend.  Lucas acquired working interests in approximately 3,700 net acres in Leon and Madison Counties, Texas in the buyout of an affiliate of Hall Financial Group, Dallas, Texas.  The Company operated one well in that area which is completed in the Dexter formation.  Although there are multiple formations of interest in this area north of Houston, Texas, the key formation of interest is the Eaglebine.  The Eaglebine is a series of formations that include the Eagle Ford on top of the Woodbine.  Other common named intervals in this series are the Dexter and the Subclarksville.

East Texas Area

A minor area of interest to the Company is its interest in two small properties in Jasper and Sabine Counties, Texas.  The acreage in the Austin Chalk trend has one producing well which accounts for a minor part of the production of Lucas.  The Company’s total acreage in this area is less than 300 net acres.  Lucas does not consider the East Texas Area in these two Texas counties to be of further interest for development or expansion at this time.

A recap of the acreage held by Lucas  is shown below:

Acres
State of Texas
Gross Acreage - Surface Area	27,524

Net Acreage by Formation Below Surface
Austin Chalk	21,883
Below Austin Chalk	9,725

Production of Crude Oil and Natural Gas

The Company produces oil and natural gas from 56 active wells in 7 Texas counties, as of the year ended March 31, 2012.  However, most of the production is from 11 wells, of which 2 are newly drilled Austin Chalk horizontal wells, and three of which are newly drilled Austin Chalk laterals from existing well bores.  Below are the well statistics.

	At March 31,
	2012	2011
Crude oil wells, Texas:
Gross	56	57
Net	38	47
Natural gas wells, Texas:
Gross	1	1
Net	0.8	0.8
Crude oil wells, New Mexico:
Gross	-	3
Net	-	2.3
Natural gas wells, New Mexico:
Gross	-	1
Net	-	0.7

Crude oil sales have increased over the last three years from 26,858 BBLs of oil as of the year ended March 31, 2010 to 54,466 BBLs of oil as of the year ended March 31, 2012.  The fourth quarter of 2012 accounted for a significant portion of the sales increase due to the drilling activity in the Austin Chalk formation in Gonzales County, Texas. The following summarizes our net production for the fiscal years ended 2012, 2011, and 2010:

	2012	2011	2010
Production sales:
Crude oil (Barrels or Bbls)	54,466	37,687	26,858
Natural gas (Thousand cubic feet or Mcf)	14,560	8,737	5,849
Total (barrels oil equivalent or Boe)	56,892	39,143	27,833

Oil and Gas Reserves

Reserve Information.  For estimates of Lucas' net proved producing reserves of crude oil and natural gas, as well as discussion of Lucas' proved and probable undeveloped reserves, see "Supplemental Information to Consolidated Financial Statements."

At March 31, 2012, Lucas' total estimated net proved reserves were 8.8 million BOE of which 7.0 million BBLs were crude oil reserves, and 10.7 MMCF were natural gas reserves (see Supplemental Information to Consolidated Financial Statements).  As of March 31, 2012, Lucas employed 16 full-time employees.  We also utilized approximately 10 contractors on an "as-needed" basis to carry out various functions of the Company, including but not limited to field operations, land administration and information technology maintenance.  With the successful implementation of our business plan, we may seek additional employees.

The Company retained Forrest A. Garb & Associates, Inc., licensed independent consulting engineers, to prepare estimates of our oil and gas reserves.    The technical person primarily responsible for audit of our reserve estimates at Forrest A. Garb & Associates, Inc. meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Forrest A. Garb & Associates, Inc does not own an interest in our properties and is not employed on a contingent fee basis. Reserve estimates are imprecise and subjective, and may change at any time as additional information becomes available.  Furthermore, estimates of oil and gas reserves are projections based on engineering data.  There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production.  The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

ITEM 3.       LEGAL PROCEEDINGS.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable. The Company does not have any mining operations.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

 Market Information

Our common stock is quoted on the NYSE MKT under the symbol LEI.  Set forth in the table below are the quarterly high and low prices of our common stock for the past two fiscal years.

	High	Low
2012
Quarter ended June 30, 2011	$4.65	$2.40
Quarter ended September 30, 2011	3.30	1.27
Quarter ended December 31, 2011	2.68	1.04
Quarter ended March 31, 2012	3.24	2.20

2011
Quarter ended June 30, 2010	$3.39	$0.77
Quarter ended September 30, 2010	2.65	1.35
Quarter ended December 31, 2010	2.94	1.68
Quarter ended March 31, 2011	5.23	1.80

Holders

As of June 15, 2012, there were approximately 150 record holders of Lucas' common stock.  As of June 15, 2012, there was also one record holder for each of Lucas’ Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.  Our Series A and Series B Convertible Preferred Stock are not listed, traded or quoted on any market or exchange.

Dividend Policy

We have not declared or paid cash dividends, or made distributions in the past. We do not  anticipate  that  we will  pay  cash  dividends  or  make distributions  in the  foreseeable  future.  We currently intend to retain and reinvest future earnings to finance operations.  We may however declare and pay dividends in shares of our common stock in the future.

Securities Authorized for Issuance Under Compensation Plans

The following table includes certain information about our 2010 Long-Term Incentive Plan and 2012 Stock Incentive Plan as of March 31, 2012, which Plans have been approved by stockholders:

	Number of Shares Authorized for Issuance under Plan	Number of Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Plan
2010 Long-Term
Incentive Plan	900,000	256,000	$1.99	3,553

2012 Long-Term
Incentive Plan	1,500,000	-	-	1,500,000

Recent Sales of Unregistered Securities

During the year ended March 31, 2012, there were no sales of unregistered securities.  During the year ended March 31, 2011, warrant holders exercised warrants to purchase 45,000 shares of common stock at $1.00 per share.  The warrants were originally issued to the warrant holders in connection with the purchase of units in a private equity placement in September 2009.

In February 2011, we issued 21,739 restricted shares of common stock to an entity in consideration for the purchase from such entity of an interest in certain oil and gas leases located in Karnes and Gonzalez County, Texas. In March 2011, we issued 70,000 restricted shares of common stock to an entity in consideration for the purchase from such entity of all of its interest in a certain oil and gas lease located in Wilson County, Texas. In March 2011, we issued 10,000 restricted shares of common stock to an individual in consideration for the ratification of certain previously purchased oil and gas leases and the purchase of five loads of water.In June 2011, the Company issued 150,000 restricted shares of common stock to a third party in connection with the acquisition of certain oil and gas leases owned by the third party in Starr County, Texas, in consideration for the 150,000 shares of restricted common stock and $20,000 in cash consideration.

Pursuant to a purchase agreement entered into with a holder of certain oil and gas interests in connection with our November 2011 purchase and sale agreement with Nordic Oil USA I, LLLP (described below under “Increased Crude Oil and Natural Gas Sales Volumes”), the Company issued the holder 2,000 shares of Series A Convertible Preferred Stock.

In December 2011, the Company issued Hall Phoenix Energy, LLC 2,824 shares of Series B Convertible Preferred Stock in connection with the acquisition described below under “Eaglebine Acquisition”.

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

Use of Proceeds From Sale of Registered Securities

Our Registration Statement on Form S-3 (Reg. No. 333-179980) in connection with the sale by us of up to $10 million in securities (common stock, preferred stock, debt securities, warrants and units) was declared effective by the SEC on March 19, 2012. On April 16, 2012, we filed a Rule 424(b)(3) prospectus supplement relating to the primary offering by us of 2,950,000 units, with each unit consisting of one share of common stock and 0.35 of a warrant to purchase one share of the Company's common stock at an exercise price of $2.30 per share.  As of the date of the filing of this report, the offering has terminated and all units offered pursuant to the prospectus supplement were sold on April 18, 2012.  Roth Capital Partners, LLC acted as the sole placement agent for us in placing the units offered by the prospectus supplement.  The Company received an aggregate of $5,900,000 in gross funding and approximately $5,500,000 in net proceeds after paying commissions and other expenses associated with the offering.

No payments for our expenses were made directly or indirectly to (i) any of our Directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. We used the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 6.       SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following is a discussion by management of its view of the Company’s business, financial condition, and corporate performance for the past year.  The purpose of this information is to give management’s recap of the past year, and to give an understanding of management’s current outlook for the near future.  This section is meant to be read in conjunction with “Item 8. Financial Statements and Supplementary Data” of the annual report on Form 10-K for the fiscal year ended March 31, 2012 (2012 Annual Report).

Our fiscal year ends on the last day of March of the calendar year.  We refer to the twelve-month periods ended March 31, 2012 and March 31, 2011 as our 2012 fiscal year and 2011 fiscal year, respectively.

Overview

The ultimate goal of the management of Lucas is to maximize shareholder value.  We are seeking to accomplish this through various business activities and strategies identified in “Item 1. Business and Item 2. Properties” in this report.  Specific targets include: increasing production, increasing new revenues, increasing profitability margins, increasing property values and reserves, and expanding the asset base.

2012 Overview

In the 2012 fiscal year, Lucas consolidated its acreage position in the Eagle Ford area around Gonzales County, Texas and expanded into the Eaglebine area around Madison County, Texas.  Fiscal year 2012 brought about conversion from asset growth to production growth.  By the end of our 2012 fiscal year, the Company had more than doubled its oil production from operated wells as compared to the beginning of the fiscal year, and revenues had increased significantly in the last quarter as compared to the previous three quarters.  The net loss realized by Lucas during our 2012 fiscal year was greater than anticipated due to developmental drilling not occurring until the last two quarters of the fiscal year.

Overview of Properties

During our 2012 fiscal year, the Company continued to acquire Austin Chalk and Eagle Ford assets.  These acquisitions were done with minimal cash outlay and at prices which Lucas believes were under the current market.  These acquisitions included the following:

•	Acquisition of Austin Chalk producing and non-producing properties, along with some Eagle Ford assets, from our Nordic Oil USA I LLLP joint venture partner,
•	Acquisition of Eagle Ford undeveloped properties from an affiliate of Hall Financial Group of Dallas, Texas, and
•	Acquisition of Eaglebine producing and non-producing properties north of Houston, Texas from an affiliate of Hall Financial Group.

The Company ended the 2012 fiscal year with approximately 5,900 net acres in the Eagle Ford trend and approximately 3,700 net acres in the Eaglebine trend.

Lucas continues to review additional areas of interest.  During the 2011 fiscal year, the Company invested approximately $2 million in a property in New Mexico.  After careful review of the property, it was decided that the New Mexico property was not as good an investment as the Austin Chalk and Eagle Ford areas.  Therefore, Lucas sold its New Mexico assets for more than it paid for them within less than a year.

The Company evaluated its Eagle Ford assets in the Gonzales, Wilson, Atascosa, and Karnes Counties, Texas areas with respect to potential reserves and benefit to shareholder value with the conclusion that the cash resulting from a sale of these Eagle Ford assets would be more beneficial to the price of the common stock than to have the proved undeveloped reserves of the same properties.  The Company does not believe that there exists a development plan that would benefit the shareholders more than having the cash and investing it in the Austin Chalk, and other, asset development.

Operations and New Drilling

Over the last 6 months of the 2012 fiscal year, the Company began a drilling program with joint venture partners which increased production from the Austin Chalk formation in the Gonzales County, Texas area.  Two new Austin Chalk wells were drilled and three new Austin Chalk laterals from existing well bores were drilled during the last two quarters of the fiscal year.  These 5 wells, along with 6 other wells, account for most of the daily operated oil production of Lucas. The result of the drilling program was an increase of daily operated production from less than 200 BOPD (barrels of oil per day) up to over 500 BOPD.  Lucas management is targeting a goal of 1,000 BOPD for year-end 2013.

Expense workovers of wells with production of less than 10 BOPD continue to have an impact on lease operating expenses.  As newer wells, or newer laterals from existing well bores, are drilled on these leases, the expense of workover costs will diminish in the future.  An increase in the drilling program of the older leases could significantly reduce expense workover costs, and as a result, reduce our lifting costs per BBL (barrel).

Reserves

Our estimated net proved crude oil and natural gas reserves at March 31, 2012 and 2011 were approximately 8.8 million BOE and approximately 2.9 million BOE, respectively, an increase of 5.9 million BOE or 203%.  Crude oil reserves increased approximately 4.2 million BBLs or 154% and natural gas reserves increased 9.9 MMCF to 10.7 MMCF.  Using the average monthly crude oil price of $95.52 per BBL and natural gas price of $5.25 per thousand cubic feet (MCF) for the twelve months ended March 31, 2012, our estimated discounted future net cash flow (PV10) after tax expense for our proved reserves was approximately $75.3 million, an increase of $32.6 million or 76% from a year ago using the same pricing methodology.   Oil and natural gas prices have historically been volatile and such volatility can have a significant impact on our estimates of proved reserves and the related PV10 value.

Lucas' total estimated net proved crude oil reserves were 7.0 million BBLs (barrels) as detailed in the Supplemental Information to Consolidated Financial Statements.  These reserves were determined in accordance with standard industry practices and SEC regulations by the licensed independent petroleum engineering firm of Forest A. Garb and Associates, Inc.  A large portion of the proved undeveloped crude oil reserves are associated with the Eagle Ford and Eaglebine formations.  Although these hydrocarbon quantities have been determined in accordance with industry standards, they are prepared using the subjective judgments of the independent engineers, and may actually be more or less.  Other operators active in the Eagle Ford trend have published recovery numbers which are considerably larger than those of our independent engineers.  The Company is currently evaluating our Eagle ford properties and hopes to provide some future guidance to our Shareholders through an internal evaluation of our potential crude oil hydrocarbon quantities in the near future.

Crude Oil and Natural Gas Sales

During the year ended March 31, 2012, our crude oil sales volumes increased to 54,466 BBLs or 149 BOPD from 37,687 BBLs, or 103 BOPD, a 45% increase over the previous fiscal year.  A majority of our crude oil sales volumes came from production from the Austin Chalk formation, from wells operated by the Company.  Included in the current fiscal year's sales volumes were 9,389 BBLs of oil produced from two Eagle Ford wells operated by an affiliate of Marathon Oil Corporation.

Major Expenditures

The table below sets out the major components of our expenditures for the years ended March 31, 2012 and 2011:

	2012	2011
Additions to Oil and Gas Properties (Capitalized)
Acquisitions Using Cash	$2,094,161	$8,311,800
Other Capitalized Costs (a)	12,354,246	4,631,400
Subtotal	14,448,407	12,943,200
Acquisitions Using Shares	8,703,354	503,200
Issuance of Note Payable (b)	22,000,000	90,841
Other Non-Cash Acquisitions (c)	621,519	93,859
Total Additions to Oil and Gas Properties	45,773,280	13,631,100
Lease Operating Expenditures (Expensed)	4,289,672	1,700,600
Severance and Property Taxes (Expensed)	316,307	202,700
	$50,379,259	$15,534,400

General and Administrative Expense (Cash based)	$5,206,024	$2,933,900
Share-Based Compensation (Non-Cash)	423,992	1,130,100
Total General and Administrative Expense	$5,630,016	$4,064,000

(a)	Other capitalized costs include title related expenses and tangible and intangible drilling costs.
(b)	Issuance of Note payable relates to the $22.0 million non-recourse senior secured promissory note issued during October 2011 in connection with the Nordic 1 acquisition.
(c)	Other non-cash acquisitions relates to the present value of the estimated asset retirement costs capitalized as part of the carrying amount of the long-lived asset.

Our Strengths

We believe our strengths will help us successfully execute our business strategies:

We benefit from the increasing value, attention and activity in the Eagle Ford. Activity levels in the Eagle Ford continue to increase. It was reported by the US Energy Information Administration (“USEIA”) on April 23, 2012, that the number of oil and natural gas well starts in the Eagle Ford increased from around 50 in January 2010 to approximately 350 in March 2012.  We benefit from the increasing number of wells drilled and the corresponding data available from public and governmental sources. This activity and data have begun to define the geographic extent of the Eagle Ford formation, which we believe will assist us in evaluating future leasehold acquisitions and development operations. In addition, the leading operators in the Eagle Ford have developed drilling and completion technologies that have significantly reduced production risk and decreased per unit drilling and completion costs.

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

Experienced management team with proven acquisition, operating and financing capabilities. Mr. William A. Sawyer, our Chief Executive Officer, has 35 years of oil and gas experience.  His operations experience includes ARCO, Houston Oil & Minerals, Superior Oil and ERCO.  Mr. Sawyer is a registered professional engineer and is the founder of Exploitation Engineers, a petroleum consulting firm. He is complemented by Mr. K. Andrew Lai, our Chief Financial Officer, who has 25 years of upstream oil and gas industry finance experience.  His career includes various finance managerial positions at EOG Resources, Inc. and UMC Petroleum Corp., which was eventually merged into Devon Energy, Inc.

Results of Operations

The following discussion and analysis of the results of operations for each of the two fiscal years in the period ended March 31, 2012 should be read in conjunction with the consolidated financial statements of Lucas Energy, Inc and notes thereto beginning with page F-1.  As used below, the abbreviations "BBLs" stands for barrels, "MCF" for thousand cubic feet and "BOE" for barrels of oil equivalent.

We reported a net loss for the year ended March 31, 2012 of $7.6 million, or $0.41 per share. For the year ended March 31, 2011, we reported a net loss of $4.5 million, or $0.31 per share. Even though revenues increased by $2.2 million, or 74%, our net loss increased by $3.1 million year.

Net Operating Revenues

The following table sets forth the revenue and production data for the years ended March 31, 2012 and 2011:

				%
	2012	2011	Increase	Incr(Decr)
Sale Volumes:
Crude Oil (Bbls)	54,466	37,687	16,779	45%
Natural Gas (Mcf)	14,560	8,737	5,823	67%
Total (Boe)	56,892	39,143	17,749	45%

Crude Oil (Bbls per day)	149	103	46	45%
Natural Gas (Mcf per day)	40	24	16	66%
Total (Boe per day)	156	107	49	46%

Average Sale Price:
Crude Oil ($/Bbl)	$95.14	$79.19	$15.95	20%
Natural Gas ($/Mcf)	$5.25	$4.30	$0.95	22%

Net Operating Revenues:
Crude Oil	$5,182,087	$2,984,504	$2,197,583	74%
Natural Gas	76,374	37,581	38,793	103%
Total Revenues	$5,258,461	$3,022,085	$2,236,376	74%

Total crude oil and natural gas revenues for the year ended March 31, 2012 increased $2.2 million, or 74%, to $5.3 million from $3.0 million for the same period a year ago, due primarily to a favorable crude oil volume variance of $1.6 million and a favorable crude oil price variance of $0.6 million.  The increased crude oil volumes sold was due to higher production levels during the 2012 fiscal year as compared to the prior year which were attributable to production from two new horizontal Austin Chalk wells and three new Austin Chalk laterals from old well bores in Gonzales County.

Lucas recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as crude oil and natural gas is produced and sold from those wells. Costs associated with production are expensed in the period incurred.  Crude oil produced but remaining as inventory in field tanks is not recorded in Lucas' financial statements.

Operating and Other Expenses

			Increase	%
	2012	2011	(Decrease)	Incr(Decr)
Lease Operating Expenses	$4,289,672	$1,700,576	$2,589,096	152%
Severance and Property Taxes	316,307	202,709	113,598	56%
Depreciation, Depletion,
Amortization and Accretion	2,008,235	1,291,581	716,654	55%

General and Administrative (Cash based)	$5,206,024	$2,933,930	$2,272,094	77%
Share-Based Compensation (Non-Cash)	423,992	1,130,070	(706,078)	-62%
Total General and Administrative Expense	$5,630,016	$4,064,000	$1,566,016	39%

Interest Expense	$633,182	$262,144	$371,038	142%

Lease Operating Expenses.  Lease operating expenses can be divided into the following categories: costs to operate and maintain Lucas’ crude oil and natural gas wells, the cost of workovers and lease and well administrative expenses.  Operating and maintenance expenses include, among other things, pumping services, salt water disposal, equipment repair and maintenance, compression expense, lease upkeep and fuel and power.  Workovers are operations to restore or maintain production from existing wells.  Each of these categories of costs individually fluctuates from time to time as Lucas attempts to maintain and increase production while maintaining efficient, safe and environmentally responsible operations.  The costs of services charged to Lucas by vendors, fluctuate over time.

Lease operating expenses of $4.3 million for the year ended March 31, 2012 increased $2.6 million, or 152%, from $1.7 million for the same period a year ago, primarily due to increased expenses associated with increased production workover costs of $1.8 million, increased supplies and maintenance costs of $0.5 million, increased rental costs of $0.2 million, and higher fuel and water hauling costs of $0.1 million resulting from newly acquired and successfully completed wells.   Generally, workover costs are incurred for increasing production and maintaining leases on certain properties.

Depreciation, Depletion, Amortization and Accretion (“DD&A”).  DD&A, related to proved oil and gas properties is calculated using the unit-of-production method.  Under Full Cost Accounting, the amortization base is comprised of the total capitalized costs and total future investment costs associated with all proved reserves.

DD&A expenses for the year ended March 31, 2012 increased $0.7 million, or 55%, to $2.0 million from $1.3 million for the same period a year ago.   The increase was primarily due to increased production of 17,749 BOE and a higher unit DD&A rate.  The corresponding increases in DD&A due to increased production and higher unit DD&A rate were $0.5 million and $0.1 million, respectively.  The unit DD&A rate increased to $33.68 per BOE from $31.35 per BOE due primarily to an increase in the future investment costs associated with the Company's proved undeveloped reserves for the year ended March 31, 2012 as compared to the same period a year ago.

General and Administrative Expenses (excluding share-based compensation). General and administrative expenses (excluding share-based compensation) increased approximately $2.3 million or 77% for the year ended March 31, 2012 as compared to the prior year primarily due to $0.3 million of expense related to discounts on options issued in our 2012 capital raise, and an increase in employee salaries, professional fees, systems implementations, investor relations, and other G&A expenses of approximately $1.0 million, $0.4 million, $0.2 million, $0.1 million, and $0.5 million, respectively.

Share-Based Compensation. Share-based compensation, which is included in General and Administrative expense in the Consolidated Statements of Operations decreased approximately $0.7 million for the year ended March 31, 2012 as compared to the prior year primarily due to a decrease in share-based compensation paid to consultants of approximately $0.5 million and to officers and directors of approximately $0.2 million. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Expense.  Interest expense increased by approximately $0.4 million primarily due to interest on the $22 million Nordic note.

Cash Flow

The primary sources of cash for Lucas during the two-year period ended March 31, 2012 were funds generated from sales of crude oil and natural gas, proceeds from the sale of oil and gas properties, proceeds from short-term borrowings and proceeds from sale of shares of the Company's common stock.  The primary uses of cash were funds used in operations, acquisitions of oil and gas properties and equipment, and repayments of debt.

Net cash used in operating activities was $3.4 million for the year ended March 31, 2012 as compared to net cash used in operating activities of $4.8 million for the same period a year ago. The decrease in net cash used in operating activities of $1.4 million primarily reflects an increase in changes in working capital and other assets and liabilities of $4.5 million, and unfavorable decrease in cash operating expenses of $3.1 million.

Net cash used in investing activities was $3.9 million for the year ended March 31, 2012 as compared to net cash provided by investing activities of $0.8 million for the same period a year ago.  The decrease in net cash provided by investing activities of $4.7 million is due primarily to a decrease in proceeds from the sale of oil and gas properties of $10.0 million, offset by a decrease in net cash used in purchases of oil and gas property and equipment and other property of $4.3 million and an increase in net cash provided by a refund of a deposit for acquisition of oil and gas properties of $1.0 million.

Net cash provided by financing activities of $5.4 million related to the issuances of shares of our common stock were $5.8 million offset by repayment of borrowings of $0.3 million for the year ended March 31, 2012.  Net cash provided by financing activities of $4.7 million for the year ended March 31, 2011 included proceeds from the issuances of shares of our common stock of $6.8 million, partially offset by the full repayment of the Amegy Bank Credit Facility of $2.2 million.

Financing

The primary sources of cash for Lucas during 2012 fiscal year were funds generated from operations, proceeds from the sale of oil and gas properties and proceeds from the exercise of the Series C Warrants as further discussed below. The primary uses of cash were funds used in operations and for additions of oil and gas properties. Our cash balance decreased from $2.5 million to $0.7 million as of March 31, 2012 as compared to March 31, 2011.  At March 31, 2012, our total current liabilities of $33.9 million exceeded our total current assets of $2.4 million due to the (1) $22.0 million non-recourse senior secured promissory note issued during October 2011 in connection with the Nordic 1 acquisition described above, (2) $6.4 million increase in payables associated with drilling and workover costs of which $6.4 million was capitalized into oil and gas properties for development drilling activities, and (3) $1.4 million increase in accrued interest, employee compensation and revenues payable under joint venture agreements.

The Company intends to repay the note and the accrued interest on or before the note's maturity date using proceeds from one of or a combination of various sources, which may include the sale of its Eagle Ford and Eaglebine formation acreage, joint venture arrangements, sales of crude oil and natural gas production, exercise of warrants issued to investors in conjunction with the previously completed equity offerings, and entering into farm-out agreements and other arrangements with strategic partners, among other alternatives.

The only material debt that the Company has other than the accounts payable and accrued interest is the $22.0 million non-recourse senior secured promissory note issued in connection with the Nordic 1 acquisition described above.

During the quarter ended September 2011, in an effort to secure the funding for the capital expenditure program for the rest of the 2012 fiscal year and to avoid the unpredictable nature of the financial market, the Company incentivized the institutional investors who purchased securities in the Company's December 2010 unit offering to exercise the Series C Warrants they purchased as part of the offering by reducing the original $2.62 per share exercise price to $2.48 per share. As a result, all Series C Warrants were exercised and a total of 2,510,506 shares of the Company's common stock were issued.  Net proceeds to the Company from the exercises of the Series C Warrants were approximately $5.8 million after deducting commission to the placement agent.  The Company used the net proceeds for general corporate purposes, including the funding of capital expenditures.

To further secure the funding for its capital expenditure program, the Company entered into a purchase and sale agreement with Nordic Oil USA 2 LLLP (Nordic 2) in October 2011.  Pursuant to the agreement, which had an effective date of February 1, 2011, the Company sold to Nordic 2 for $4.0 million all of its interests, in and to certain oil, gas and mineral leases located in McKinley County, New Mexico.   All proceeds from the sale have been received as of the date of this report. The Company acquired the properties in January 2011 in a purchase transaction for $2.5 million, which included a deposit of $0.5 million. Nordic 2 acquired, among other things, the rights to the $0.5 million deposit. Net proceeds to the Company from the sale were approximately $3.6 million after deducting commissions.

In April 2012, the Company closed its registered direct offering of $5.9 million (approximately $5.5 million net, after deducting commissions and other expenses) of securities to certain institutional investors. In total, the Company sold 2.95 million units at a price of $2 per unit. Each unit consists of one share of the Company's common stock and 0.35 of a warrant to purchase one share of the Company's common stock. Each warrant can be exercised to purchase one share of the Company's common stock at an exercise price of $2.30 per share and will become exercisable after six months from the closing date of the offering and for a period of five years thereafter. A total of 2,950,000 shares and 1,032,500 warrants were sold in connection with the offering.  The Company plans to use the net proceeds received from the offering to pay down expenses related to drilling, lease operating, and workover activities and for general corporate purposes, including general and administrative expenses.

Lucas plans to continue to focus a substantial portion of its capital expenditures in various known prolific and productive geological formations, including the Austin Chalk, Eagle Ford and Buda formations, primarily in Gonzales, Wilson, Karnes and Atascosa Counties south of the City of San Antonio, Texas and in the Eaglebine formation in Leon and Madison Counties north of the City of Houston, Texas.  Lucas expects capital expenditures to be greater than cash flow from operating activities for the 2013 fiscal year.  To cover the anticipated shortfall, our business plan includes selling certain non-core assets, establishing a reserve-based line of credit, bank borrowings, and equity and debt offerings.

Off-Balance Sheet Arrangements

Lucas does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships.  Such entities or partnerships often referred to as variable interest entities (VIE) or special purpose entities (SPE), are generally established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. Lucas was not involved in any unconsolidated VIE or SPE financial transactions or any other "off-balance sheet arrangement" (as defined in Item 303(a)(4)(ii) of Regulation S-K) during any of the periods covered by this report, and currently has no intention of participating in any such transaction or arrangement in the foreseeable future.

Critical Accounting Policies

Lucas prepares its financial statements and the accompanying notes in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and the accompanying notes.  Lucas identifies certain accounting policies as critical based on, among other things, their impact on the portrayal of Lucas’ financial condition, results of operations or liquidity, and the degree of difficulty, subjectivity and complexity in their deployment.  Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown.  Management routinely discusses the development, selection and disclosure of each of the critical accounting policies.  Following is a discussion of Lucas’ most critical accounting policies:

Proved Oil and Gas Reserves

Lucas’ independent petroleum consultants estimate proved oil and gas reserves, which directly impact financial accounting estimates, including depreciation, depletion and amortization.  Proved reserves represent estimated quantities of crude oil and condensate, natural gas liquids and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made.  The process of estimating quantities of proved oil and gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir.  The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.  Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time.  For related discussion, see ITEM 1A. Risk Factors.

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

Share-Based Compensation

               In accounting for share-based compensation, judgments and estimates are made regarding, among other things, the appropriate valuation methodology to follow in valuing stock compensation awards and the related inputs required by those valuation methodologies.  Assumptions regarding expected volatility of Lucas’ common stock, the level of risk-free interest rates, expected dividend yields on Lucas’ stock, the expected term of the awards and other valuation inputs are subject to change.  Any such changes could result in different valuations and thus impact the amount of share-based compensation expense recognized in the Consolidated Statements of Operations.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements as of March 31, 2012 and for the fiscal year ended March 31, 2012 have been audited by Hein & Associates, LLP, an independent registered public accounting firm, and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X as promulgated by the SEC.  Our consolidated financial statements as of March 31, 2011 and for the fiscal year ended March 31, 2011 have been audited by GBH CPAs, PC, an independent registered public accounting firm, and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X as promulgated by the SEC.  The aforementioned consolidated financial statements are included herein starting with page F-1.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our principal executive officer and principal financial officer, have concluded that, as of March 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the criteria framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2012.

This Annual Report does not include an attestation report of our register public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

The following table sets forth the names, ages, and offices held by our directors and executive officers:

Name	Position	Date First Elected	Age
J. Fred Hofheinz	Chairman of Board	September 18, 2008	74
William A. Sawyer	Chief Executive Officer, President, Director	April 6, 2005	63
K. Andrew Lai	Chief Financial Officer, Treasurer, Secretary	February 18, 2011	48
Peter K. Grunebaum	Director	January 29, 2007	78
W. Andrew Krusen, Jr.	Director	October 8, 2009	64

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

For the past five years Mr. Hofheinz has been an investor and a practicing attorney with the firm of Williams, Birnberg & Anderson LLP in Houston, Texas.  While he has numerous investments in real estate, his principal investment interest is in oil and gas.  He has been actively engaged in successful exploration and production ventures, both domestic and international.  He holds a PhD in economics, from the University of Texas and takes an active interest in Houston’s civic and charitable affairs.  He was admitted to the Texas bar in 1964, having received his preparatory education at the University of Texas, (B.A., M.A., Ph.D., 1960-1964); and his Legal education at the University of Houston (J.D., 1964).  From July 1, 2007 to February 28, 2011, Mr. Hofheinz served as a Manager of El Tex Petroleum, LLC, which Lucas entered into an acquisition transaction with during fiscal 2010.

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

WILLIAM A. SAWYER, DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Mr. Sawyer has been a Director of the Company since April 6, 2005. From April 6, 2005 to January 22, 2009, Mr. Sawyer served as Chief Operating Officer of the Company.  Since January 22, 2009, Mr. Sawyer has served as Chief Executive Officer and President of the Company.  Mr. Sawyer has over 30 years of diversified experience in the energy industry with firms such as; ARCO, Houston Oil & Minerals, Superior Oil (Mobil), and ERCO. Mr. Sawyer founded the petroleum consulting firm of Exploitation Engineers, Inc. and his clients included private investors, independent oil companies, banking institutions, major energy and chemical companies, and the US government. In connection with Exploitation Engineers, Mr. Sawyer evaluated and managed large projects such as a private trust that held working interests in several hundred producing and non-producing oil and gas properties.  Mr. Sawyer has been an expert witness in federal court, state court, and before several state agencies in Texas and Oklahoma, and he has testified as to the fair market value of mineral interests and sub-surface storage interests.  Mr. Sawyer co-founded the Company and was originally appointed to Vice President of the Company on June 13, 2006.  Mr. Sawyer has served as a Director of the Company and as its chief operating officer, until his appointment to President and CEO on January 22, 2009.

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

K. ANDREW LAI, CHIEF FINANCIAL OFFICER, TREASURER AND SECRETARY

Effective February 18, 2011, the Company appointed K. Andrew Lai, as Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Lai has over 25 years of corporate and financial experience primarily in the exploration and production sector of the oil and gas energy industry, with a specialization in accounting, legal and administrative functions.  From April 2010 to January 2011, Mr. Lai was an international financial consultant. From October 2008 to April 2010, Mr. Lai served as Chief Financial Officer with Far East Energy Corporation (Far East), based in Houston, Texas.  Mr. Lai joined Far East in January 2007 and served as a member of Far East's management team until his appointment as Chief Financial Officer in October 2008.  From April 1999 to January 2007, Mr. Lai held various managerial positions with EOG Resources, Inc., in Houston, Texas.  From 1995 to 1999, Mr. Lai was a sole practitioner at his own certified public accountant firm.  From 1987 to 1995, Mr. Lai held various positions with UMC Petroleum Corp. (which subsequently merged into Devon Energy).  Mr. Lai received his Bachelor of Business Administration from the University of Houston in December 1987, his Master of Business Administration from the University of Houston in May 1991, and his Juris Doctorate from the University of Houston in May 2004.  Mr. Lai is a Certified Public Accountant, a member of the State Bar of Texas, a member of the American Bar Association, and a member of the American Institute of Certified Public Accountants.

PETER K. GRUNEBAUM – DIRECTOR, CHAIR OF AUDIT COMMITTEE

Mr. Grunebaum is an independent investment banker with over 40 years of experience in the energy sector with a specialty in exploration and production. Previously he was the Managing Director of Fortrend International, an investment firm headquartered in New York, New York, a position he held from 1989 until the end of 2003. From 2003 to present, Mr. Grunebaum has been an independent investment banker. Mr. Grunebaum is a graduate of Lehigh University, and in addition to being a board member of Lucas, he is also on the Board of Stonemor Partners LP. [NASDAQ: STON].

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

W. ANDREW KRUSEN, JR. – DIRECTOR, CHAIR OF THE COMPENSATION COMMITTEE

Mr. Krusen has been Chairman and Chief Executive Officer of Dominion Financial Group, Inc. since 1987. Dominion Financial is a merchant banking organization that provides investment capital to the natural resources, communications and manufacturing and distribution sectors.  Mr. Krusen is currently a Director and chairman of Florida Capital Group, Inc. – a Florida bank holding company, as well as Florida Capital Bank, N.A. its wholly-owned subsidiary.  He also serves as a Director of publicly-traded Canada Fluorspar Inc., a specialty mineral concern; and Raymond James Trust Company, a subsidiary of Raymond James Financial, Inc. – and numerous privately held companies, including Beall’s Inc., Telovations, Inc.,and Romark Laboratories, LLC.  Mr. Krusen is a former member of the Young Presidents’ Organization, and he is currently a member of the World President’s Organization, and Society of International Business Fellows.  He is past Chairman of Tampa's Museum of Science and Industry.  Mr. Krusen graduated from Princeton University in 1970.  From July 1, 2007 to February 28, 2011, Mr. Krusen served as a Manager of El Tex Petroleum, LLC, which Lucas entered into an acquisition transaction with during fiscal year 2010.

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

We believe that, during 2012, our Directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements, with the exceptions noted below (and certain exceptions previously noted in our March 31, 2011 Form 10-K Annual Report): (a) William A. Sawyer inadvertently did not timely file (i) a Form 4 with the SEC in connection with the issuance by the Company of 3,482 shares of common stock in consideration for services rendered on January 2, 2012, which report was not filed until January 5, 2012; (ii) a Form 4 with the SEC in connection with the issuance by the Company of 10,061 shares of common stock in consideration for services rendered on October 1, 2011, which report was not filed until October 5, 2011; and (iii) a Form 4 with the SEC in connection with the issuance by the Company of 6,721 shares of common stock in consideration for services rendered on July 1, 2011, which report was not filed until July 14, 2011; and (b) K. Andrew Lai inadvertently did not timely file a Form 4 with the SEC in connection with the issuance by the Company of 3,861 shares of common stock in consideration for services rendered on May 18, 2011, which report was not filed until June 17, 2011.

In making these statements, we have relied upon examination of the copies of Forms 3, 4, and 5, and amendments to these forms, provided to us and/or the written representations of our Directors, executive officers, and 10% stockholders.

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

CORPORATE GOVERNANCE

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

During the fiscal year that ended on March 31, 2012, the Board held four meetings.  All Directors attended all meetings of the Board and all committee meetings on which the Director served during fiscal year 2011. All of the current Directors attended our fiscal year 2012 annual shareholder meeting held on December 16, 2011.  The Company encourages, but does not require all Directors to be present at annual meetings of shareholders.

The Board has a standing Audit Committee, Compensation Committee, and Nominating Committee.

The Audit Committee currently consists of Mr. Grunebaum (chair), Mr. Hofheinz and Mr. Krusen, each of whom is independent as defined in Section 803(A) of the NYSE MKT LLC Company Guide.  The Audit Committee’s function is to provide assistance to the Board in fulfilling the Board’s oversight functions relating to the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of the Company’s independent auditors, and perform such other activities consistent with its charter and our By-laws as the Committee or the Board deems appropriate.  The Audit Committee produces an annual report for inclusion in our proxy statement.  The Audit Committee is directly responsible for the appointment, retention, compensation, oversight and evaluation of the work of the independent registered public accounting firm (including resolution of disagreements between our management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The Audit Committee shall review and pre-approve all audit services, and non-audit services that exceed a de minimis standard, to be provided to us by our independent registered public accounting firm. The Audit Committee carries out all functions required by the NYSE MKT, the SEC and the federal securities laws. The Board has determined that Mr. Grunebaum, Mr. Hofheinz and Mr. Krusen are “independent,” and Mr. Grunebaum is an “audit committee financial expert” as defined in the SEC’s Regulation S-K, Item 407(d).  During fiscal year 2012, the Audit Committee held eight meetings. The Audit Committee’s charter is available on our website at www.lucasenergy.com.

The Compensation Committee is comprised of Mr. Krusen (chair), Mr. Grunebaum and Mr. Hofheinz, each of whom is independent as defined in Section 803(A) of the NYSE MKT LLC Company Guide.  The purpose of the Compensation Committee is to oversee the responsibilities relating to compensation of our executives and produce a report on executive compensation for inclusion in our proxy statement.  The Compensation Committee may delegate its authority to subcommittees of independent Directors, as it deems appropriate.  During fiscal year 2012, the Compensation Committee held four meetings. The Compensation Committee’s charter is available on our website at www.lucasenergy.com.

The Nominating Committee is comprised of Mr. Hofheinz (chair), Mr. Grunebaum and Mr. Krusen, each of whom is independent as defined in Section 803(A) of the NYSE MKT LLC Company Guide.   This Committee is responsible for (1) establishing criteria for selection of new Directors and nominees for vacancies on the Board, (2) approving Director nominations to be presented for shareholder approval at the Company’s annual meeting, (3) identifying and assisting with the recruitment of qualified candidates for Board membership and for the positions of Chairman of the Board and Chairmen of the committees of the Board, (4) recommending to the Board to accept or decline any tendered resignation of a Director, (5) considering any nomination of Director candidates validly made by shareholders, (6) reviewing any Director conflict of interest issues and determining how to handle such issues, (7) insuring a review of incumbent Directors’ performance and attendance at Board and committee meetings in connection with the independent Directors’ decision regarding Directors to be slated for election at the Company’s annual meeting, (8) providing appropriate orientation programs for new Directors, (9) reviewing and assessing the adequacy of the Company’s corporate governance policies and practices and recommending any proposed changes to the Board, and (10) proposing any necessary actions to the Board.  We have not paid any third party a fee to assist in the process of identifying and evaluating candidates for Director. During fiscal year 2012, the Nominating Committee met at the annual shareholder meeting. During fiscal year 2011, the Nominating Committee had one meeting.  The Nominating Committee’s charter is available on our website at www.lucasenergy.com.

NOMINATIONS FOR THE BOARD OF DIRECTORS

The Nominating Committee of the Board considers nominees for Director based upon a number of qualifications, including their personal and professional integrity, ability, judgment, and effectiveness in serving the long-term interests of the Company’s shareholders.  There are no specific, minimum or absolute criteria for Board membership.

The Committee makes every effort to ensure that the Board and its Committees include at least the required number of independent Directors, as that term is defined by applicable standards promulgated by the NYSE MKT and/or the SEC.

The Nominating Committee may use its network of contacts to compile a list of potential candidates.  The Nominating Committee has not in the past relied upon professional search firms to identify Director nominees, but may engage such firms if so desired.  The Nominating Committee may meet to discuss and consider candidates’ qualifications and then choose a candidate by majority vote.

The Nominating Committee will consider qualified Director candidates recommended in good faith by shareholders, provided those nominees meet the requirements of NYSE MKT and applicable federal securities law. The Nominating Committee’s evaluation of candidates recommended by shareholders does not differ materially from its evaluation of candidates recommended from other sources.  Any shareholder wishing to recommend a nominee should submit the candidate’s name, credentials, contact information and his or her written consent to be considered as a candidate.  These recommendations should be submitted in writing to the Company, Attn: Corporate Secretary, Lucas Energy, Inc., 3555 Timmons Lane, Suite 1550, Houston, Texas 77027.  The proposing shareholder should also include his or her contact information and a statement of his or her share ownership.  The Committee may request further information about shareholder recommended nominees in order to comply with any applicable laws, rules or regulations or to the extent such information is required to be provided by such shareholder pursuant to any applicable laws, rules or regulations.

Communications with the Board of Directors

Stockholders may contact the Board of Directors about bona fide issues or questions about the Company by writing the Corporate Secretary at the following address: Attn: Corporate Secretary, Lucas Energy, Inc., 3555 Timmons Lane, Suite 1550, Houston, Texas 77027.

Any matter intended for the Board of Directors, or for any individual member or members of the Board of Directors, should be directed to the address noted above, with a request to forward the communication to the intended recipient or recipients. In general, any stockholder communication delivered to the Corporate Secretary for forwarding to the Board of Directors or specified member or members will be forwarded in accordance with the stockholder’s instructions.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation information with respect to our Chief Executive Officer and our Chief Financial Officer, who are our only executive officers who made in excess of $100,000 during the years presented below, who were serving as executive officers at the end of our fiscal year, and individuals for whom disclosure would have been provided herein but for the fact they were not serving as an executive officer of the Company at the end of our fiscal year.

	Fiscal			Stock	Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Comp	Total
William A. Sawyer (1)	2012	$175,000	$50,000	$75,000	$603,980	$12,500	$916,480
President and	2011	168,500	-	60,770	41,140	11,000	281,410
Chief Executive Officer

K. Andrew Lai (2)	2012	$150,000	$95,000	$40,000	$-	$-	$285,000
Chief Financial Officer	2011	17,410	-	5,000	209,800	2,270	234,480

John O'Keefe (3)	2012	$-	$-	$-	$-	$-	$-
Former Interim Chief Financial	2011	-	-	-	-	201,000	201,000
Officer

Donald L. Sytsma (4)	2012	$-	$-	$-	$-	$-	$-
Former Chief Financial Officer	2011	105,650	-	83,090	-	7,070	195,810

James J. Cerna, Jr. (5)	2012	$-	$-	$-	$-	$-	$-
Former Chairman, President	2011	-	-	167,750	-	64,730	232,480
and Chief Executive Officer

* Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.  No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above.  The value of the Stock Awards and Option Awards in the table above were calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(1) During the year ended March 31, 2012, Mr. Sawyer was paid a cash salary of $175,000.  Mr. Sawyer was issued 16,782 shares of common stock under the Company’s 2010 Long Term Incentive Plan (the 2010 Plan) and no shares of common stock under the Company’s 2012 Long Term Incentive Plan (the 2012 Plan).  The Company recorded $56,250 for shares issued under the plans and accrued $18,750 for shares payable to Mr. Sawyer.  The Company accrued bonuses for Mr. Sawyer for services rendered in 2012 of $10,000 in cash and $40,000 in common shares.  Shares payable and accrued bonus to Mr. Sawyer was paid in April 2012.

Mr. Sawyer also received a grant for options to purchase 200,000 shares of common stock with a cumulative fair value of $603,980 in consideration for serving as a Director for the year ended March 31, 2011.   The options vest 25% on each of the first four anniversary dates of the grant, have a term of five years and an exercise price of $4.05 per share.  Currently, the options are out of the money.

During the year ended March 31, 2011, the Board approved the issuance to Mr. Sawyer of 17,500 shares of common stock under the Company’s 2010 Long Term Incentive Plan (the 2010 Plan) and an additional 17,500 shares of common stock under the 2010 Plan in the event the net production of the Company averages over 10,000 barrels of oil per month for a period of six months. The fair value of the 17,500 shares approved on October 7, 2010, and subsequently issued, was $2.07 per share for a total stock value of $36,050. As of March 31, 2012, the performance criterion had not been met, and none of the additional 17,500 shares had vested.   Mr. Sawyer also received a grant for options to purchase 24,000 shares of common stock in consideration for services to be rendered for the year ended March 31, 2011.  The fair value of the 12,000 shares approved on October 7, 2010, and subsequently issued, was $2.07 per share for a total stock value of $24,720. The options have an exercise price of $2.07 per share and were fully vested at March 31, 2011. The options were valued using the Black Scholes model resulting in the fair value of $41,140.

For the years ended March 31, 2012 and March 31, 2011, all Other Compensation consisted of the payment of $12,500 and $11,000, respectively, attributable to Mr. Sawyer for attendance at four Board of Directors meetings.

(2) During the year ended March 31, 2012, Mr. Lai was paid a cash salary of $150,000.  Mr. Lai was issued 12,299 shares of common stock under the Company’s 2010 Long Term Incentive Plan (the 2010 Plan) and no shares of common stock under the Company’s 2012 Long Term Incentive Plan (the 2012 Plan).  The Company recorded $40,000 for shares issued under the plans to Mr. Lai.  The Company accrued bonuses for Mr. Lai for services rendered in 2012 of $50,000 in cash and $45,000 in common shares.  Accrued bonus to Mr. Lai was paid in April 2012.

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

For the year ended March 31, 2011, all Other Compensation consisted of the payment of $201,000 attributable to Mr. O’Keefe representing amounts paid to Tatum LLC.

(4) Mr. Sytsma was appointed Chief Financial Officer and Treasurer of the Company effective April 14, 2009 and resigned effective October 7, 2010. In addition to monthly cash compensation, Mr. Sytsma’s employment arrangement with the Company included a non-cash compensation component of 2,000 shares of common stock per month.  The fair value of shares earned was determined based on the closing share price on the last trading day of each month during the term of Mr. Sytsma’s employment. As severance pay in connection with Mr. Sytsma’s resignation, the Company agreed paid Mr. Sytsma three months of salary and issued Mr. Sytsma 30,000 restricted shares of common stock valued at $61,800.

For the year ended March 31, 2011, all Other Compensation consisted of the payment of $2,000 paid to Mr. Sytsma as the then Chief Financial Officer, Treasurer and Secretary of the Company for the attendance at one Board meeting.

(5) Mr. Cerna, who resigned as an officer of the Company on September 2, 2008 and as a Director of the Company on May 5, 2009, was issued 86,027 shares of common stock in November 2010 as a final part of his employment contract. The shares were issued at a fair value of $167,750.

For the year ended March 31, 2011, all Other Compensation consisted of the payment of $54,690 attributable to Mr. Cerna representing amounts relating to his employment arrangement.

Compensation of Named Executive Officers

William A. Sawyer

Mr. Sawyer has served as a Director of and as Chief Operating Officer of the Company from April 6, 2005, until his appointment as President and Chief Executive Officer on January 22, 2009. On March 20, 2007, the Company entered into an employment agreement with Mr. Sawyer (filed as exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2007).  Mr. Sawyer’s agreement was for a period of three (3) years and provided for payment of $150,000 annually. Additionally, Mr. Sawyer’s employment agreement provided for certain payments in the event of termination of employment. Effective October 1, 2009, the Compensation Committee approved an increase to Mr. Sawyer’s base compensation to $162,000 per annum. Mr. Sawyer’s employment agreement terminated on March 20, 2010 and a new agreement was subsequently entered into effective as of April 1, 2011, as described below.

Notwithstanding the fact that Mr. Sawyer’s employment agreement terminated pursuant to its terms on March 20, 2009, Mr. Sawyer continued to serve as Chief Executive Officer of the Company, and on October 7, 2010, the Compensation Committee approved an increase in Mr. Sawyer’s annual salary to $175,000 per year (effective as of October 1, 2010), the Board approved the immediate issuance to Mr. Sawyer of 17,500 shares of common stock under the Company’s 2010 Long Term Incentive Plan, and an additional 17,500 shares of common stock under the 2010 Plan in the event the net production of the Company averages over 10,000 barrels of oil per month for a period of six months.  As of March 31, 2012, the performance criterion had not been met, and none of the additional 17,500 shares was vested. Mr. Sawyer also received 12,000 shares and options to purchase 24,000 shares of common stock in consideration for serving as a Director of the Company for the year ended March 31, 2010 and in consideration for services for the year ended March 31, 2011, respectively, as described in greater detail below under “Related Party Transactions.”

Effective as of April 1, 2011, the Company entered into an employment agreement with Mr. Sawyer (filed as exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2011). The agreement will terminate on April 1, 2014, unless extended or earlier terminated pursuant to the terms of such agreement.  Pursuant to the agreement, Mr. Sawyer's base salary is $250,000 per year, of which $175,000 will be payable in cash and $75,000 in shares of the Company’s common stock on a pro-rata, quarterly basis.  He may also receive discretionary bonuses in an amount up to 50% of his base salary.  During the year ended March 31, 2011, Mr. Sawyer also received options to purchase up to 200,000 shares of the Company's common stock. The options vest 25% on each of the first four anniversary dates of the grant, have a term of five years and an exercise price of $4.05 per share.  If Mr. Sawyer's employment is terminated without Cause (as defined in the agreement) or for Good Reason (as defined in the agreement), he will receive a severance payment of 100% of his annual base salary; provided that if Mr. Sawyer's employment is terminated 6 months before or within 24 months of a Change in Control (as defined in the agreement), he will receive a severance payment of 200% of his annual base salary.  If Mr. Sawyer's employment is terminated as a result of death or Disability (as defined in the agreement), the Company will pay his base salary which would have been payable to Mr. Sawyer through the date his employment is terminated and all amounts actually earned, accrued or owing as of the date of termination.  If Mr. Sawyer’s employment is terminated for Cause or Mr. Sawyer voluntarily terminates his employment, the Company will pay his base salary and all amounts actually earned, accrued or owing as of the date of termination and he will be entitled for a period of three months after termination to exercise all options granted to him under his employment agreement or otherwise to the extent vested and exercisable on the date of termination. Mr. Sawyer's employment agreement contains no covenant-not-to-compete or similar restrictions after termination.

K. Andrew Lai

Mr. Lai was appointed Chief Financial Officer, Treasurer and Secretary of the Company on February 18, 2011. Effective as of that date, the Company entered into an employment agreement with Mr. Lai (filed as exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2011). The agreement will terminate on February 18, 2014, unless extended or earlier terminated.  Pursuant to the agreement, Mr. Lai's base salary is $190,000 per year, of which $150,000 will be payable in cash and $40,000 in shares of the Company’s common stock on a pro-rata, quarterly basis.  He may also receive discretionary bonuses in an amount up to 50% of his base salary.  During the year ended March 31, 2011, Mr. Lai also received options to purchase up to 160,000 shares of the Company's common stock. The options vest 25% on each of the first four anniversary dates of the grant, have a term of five years and an exercise price of $1.94 per share.  If Mr. Lai's employment is terminated without Cause (as defined in the agreement) or for Good Reason (as defined in the agreement), he will receive a severance payment of 100% of his annual base salary; provided that if Mr. Lai's employment is terminated 6 months before or within 24 months of a Change in Control (as defined in the agreement), he will receive a severance payment of 200% of his annual base salary.  If Mr. Lai's employment is terminated as a result of death or Disability (as defined in the agreement), the Company will pay his base salary which would have been payable to Mr. Lai through the date his employment is terminated and all amounts actually earned, accrued or owing as of the date of termination.  If Mr. Lai’s employment is terminated for Cause or Mr. Lai voluntarily terminates his employment, the Company will pay his base salary and all amounts actually earned, accrued or owing as of the date of termination and he will be entitled for a period of three months after termination to exercise all options granted to him under his employment agreement or otherwise to the extent vested and exercisable on the date of termination. Mr. Lai's employment agreement contains no covenant-not-to-compete or similar restrictions after termination.

John O’Keefe

Mr. O’Keefe was appointed as the interim Chief Financial Officer, Treasurer and Secretary of the Company on October 7, 2010, and he served as the interim principal accounting and financial officer for the Company until his resignation on February 18, 2011. The Company employed Mr. O’Keefe under a service agreement with Tatum LLC.

Donald L. Sytsma

Mr. Sytsma served as the principal accounting and financial officer for the Company until his resignation on October 7, 2010.  Mr. Sytsma’s prior compensation arrangement with the Company provided for a salary of $11,000 per month for services as required by the Company, plus 2,000 shares of Company common stock per month.  As severance pay in connection with Mr. Sytsma’s resignation on October 7, 2010, the Company agreed to pay Mr. Sytsma three months of salary and to issue Mr. Sytsma 30,000 restricted shares of common stock.

James J. Cerna, Jr.

On May 5, 2009, Mr. Cerna resigned as Chairman and Director. In connection with Company initiatives to scale back costs in response to low oil prices during our 4th fiscal quarter of 2009, Mr. Cerna agreed to suspend payment of his compensation under his employment agreement.   Pursuant to an agreement, effective August 1, 2009, the Company commenced remitting $7,292 per month until the remaining amount due under his employment agreement was paid. The Company agreed to issue 86,027 shares of stock to Mr. Cerna on November 24, 2010 to terminate all liabilities and payment obligations to Mr. Cerna under this agreement.

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

Lucas Incentive Compensation Plans

The Company shareholders approved the Lucas Energy, Inc. 2012 Stock Incentive Plan (“2012 Incentive Plan” or “2012 Plan” and together with the 2010 Plan, the “Incentive Plans” or “Plans”) at the annual shareholder meeting held on December 16, 2011.  The 2012 Incentive Plan provides the Company with the ability to offer (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing, to employees, consultants and contractors as provided in the 2012 Incentive Plan.  Shares issuable under the 2012 Incentive Plan were registered on a Form S-8 registration statement that was filed with the SEC on January 27, 2012.  The NYSE MKT approved this listing application for the shares issuable under the 2012 Incentive Plan on December 28, 2011.

The Company shareholders approved the Lucas Energy, Inc. 2010 Long Term Incentive Plan (“2010 Incentive Plan” or “2010 Plan”) at the annual shareholder meeting held on March 30, 2010.  The 2010 Incentive Plan provides the Company with the ability to offer (1) incentive stock options, (2) non-qualified stock options, and (3) restricted shares (i.e., shares subject to such restrictions, if any, as determined by the Compensation Committee or the Board) to employees, consultants and contractors as performance incentives.  Shares issuable under the 2010 Incentive Plan were registered on Form S-8 registration statement that was filed with the SEC on April 23, 2010.  The NYSE MKT approved this listing application for the shares issuable under the 2010 Incentive Plan on May 6, 2010.

Under the 2010 Incentive Plan, 900,000 shares of the Company’s common stock are authorized for initial issuance or grant and under the 2012 Incentive Plan, 1,500,000 shares of the Company’s common stock are authorized for initial issuance or grant.  As of June 15, 2012, all securities available for issuance or grant under the 2010 Incentive Plan had been issued and granted and an aggregate of 1,397,736 securities were available for issuance or grant under the 2012 Incentive Plan for future issuances and grants, respectively.  The number of securities available under the 2010 and 2012 Plans is reduced one for one for each security delivered pursuant to an award under the Plans. Any issued or granted security that becomes available due to expiration, forfeiture, surrender, cancellation, termination or settlement in cash of an award under the Incentive Plans may be requested and used as part of a new award under the Plans.

The Plans are administered by the Compensation Committee and/or the Board in its discretion (the “Committee”).  The Committee interprets the Plans and has broad discretion to select the eligible persons to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the exercise price of stock options, the number of shares subject to awards, the expiration date of awards, and the vesting schedule or other restrictions applicable to awards.

Outstanding Equity Awards at March 31, 2012

        The following table summarizes certain information regarding unexercised stock options outstanding as of March 31, 2012 for each of the Named Officers.

Name	Number of Securities Underlying Unexercised Stock Options Exercisable	Number of Securities Underlying Unexercised Stock Options Unexercisable	Stock Option Exercise Price	Stock Option Expiration Date

William A. Sawyer	24,000	-	$2.07	1/10/2016
Chief Executive Officer	-	200,000	$4.05	4/01/2016
K. Andrew Lai
Chief Financial Officer	-	160,000	$1.94	2/18/2016

       The Company does not currently have in place or provide retirement, disability or other benefits to its employees.

DIRECTOR COMPENSATION

The following table sets forth compensation information with respect to our Directors during our fiscal year ended March 31, 2012.

Director Compensation
Fees earned or
Name	paid in cash
Peter K. Grunebaum	$17,000
J. Fred Hofheinz	16,000
W. Andrew Krusen	12,250

* No Director received non-equity incentive plan compensation, nonqualified deferred compensation earnings or any other compensation, other than as described above for the year ended March 31, 2012, provided that the table above does not include perquisites and other personal benefits, or property, in the aggregate amount of less than $10,000.

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

During the year ended March 31, 2012, no options or stock awards were granted to the Board of Directors.

Compensation for serving as a director for an individual that is a named executive officer is reflected in the above table on Executive Compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the record beneficial ownership of common stock of the Company as of June 15, 2012 for the following: (i) each person or entity who is known to the Company to beneficially own more than 5% of the outstanding shares of the Company's common stock; (ii) each of the Company's Directors; (iii) the Company's Chief Executive Officer and each of the officers of the Company; and (iv) all Directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined under Rule 13d-3 as promulgated under the Securities Exchange Act of 1934, as amended, by the Securities and Exchange Commission (SEC), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or dispositive power and also any shares that the individual has the right to acquire within sixty (60) days of June 15, 2012 through the exercise of any stock option or other right.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or Directors listed in the table below is 3555 Timmons Lane, Suite 1550, Houston, Texas 77027.

		Amount and
		Nature of
		Beneficial	Percent
Title of Class	Name and Address of Beneficial Owner	Ownership	of Class (a)
	J. Fred Hofheinz	911,354 (1)(3)	3.99%
	William A. Sawyer	451,876 (3)(4)	1.98%
	W. Andrew Krusen, Jr.	501,000 (2)(3)	2.18%
	Peter K. Grunebaum	136,229 (3)	* %
	K. Andrew Lai	77,226 (5)	* %
	ALL EXECUTIVE OFFICERS AND	2,077,685	8.96%
	DIRECTORS AS A GROUP (5 Persons)

	5% SHAREHOLDERS
	Hall Phoenix Energy, LLC	2,249,327 (7)	9.99%
	6801 Gaylord Parkway, Suite #100
	Frisco, Texas 75034 (6)

(a)	Calculated based on 22,725,580 shares outstanding as of June 15, 2012.
* Less than one percent.

(1)	Includes warrants to purchase 83,334 shares of common stock which have an exercise price of $1.00 per share.
(2)
Includes beneficial ownership of 240,000 shares of common stock and warrants to purchase 200,000 shares common stock owned by Gulf Standard Energy Company LLC which have an exercise price of $1.00 per share.

(3) (4)
Includes options to purchase 24,000 shares of common stock which have an exercise price of $2.07 per share.
Includes only 50,000 of the options to purchase 200,000 shares of the Company’s common stock which were granted to Mr. Sawyer, on April 1, 2011, which vest 25% on each of the first four anniversary dates of the grant, have a term of five years and an exercise price of $4.05 per share, as only 50,000 of such options have vested to date.  Does not include common stock valued at $18,750 which the Company agreed to issue to Mr. Sawyer pursuant to the terms of his employment agreement, described above under “Compensation of Named Executive Officers”, quarterly during the term of the agreement, which shares are due to Mr. Sawyer on July 1, 2012, as the total number of such shares due to Mr. Sawyer have not been determined to date.
(5)
Includes only 40,000 of the options to purchase 160,000 shares of the Company’s common stock which were granted to K. Andrew Lai, on February 18, 2011, which vest 25% on each of the first four anniversary dates of the grant, have a term of five years and an exercise price of $1.94 per share, as only 40,000 of such options have vested to date. Does not include common stock valued at $10,000 which the Company agreed to issue to Mr. Lai pursuant to the terms of his employment agreement, described above under “Compensation of Named Executive Officers”, quarterly during the term of the agreement, which shares are due to Mr. Lai on August 18, 2012, as the total number of such shares due to Mr. Lai have not been determined to date.

(6)
The securities owned by Hall Phoenix/Inwood Ltd. are also beneficially owned by Hall Phoenix Energy, LLC, a Texas limited liability company; Phoenix/Inwood Corporation, a Texas corporation; Search Financial Services, LP, a Delaware limited partnership; Hall Search GP, LLC, a Delaware limited liability company; and Craig Hall.  The sole general partner of Hall Phoenix/Inwood, Ltd. is Phoenix/Inwood Corporation. Hall Phoenix/Inwood, Ltd. owns all of the equity interests in Hall Phoenix Energy, LLC. The sole stockholder of Phoenix/Inwood Corporation is Search Financial Services, LP. Hall Search GP, LLC is the sole general partner of Search Financial Services, LP. Craig Hall is the sole manager of Hall Search GP, LLC.

(7)
Includes shares which may be issued upon conversion of 2,824 shares of Series B Convertible Preferred Stock held directly by Hall Phoenix Energy, LLC, which each provide the holder thereof the right to covert such shares of preferred stock into 1,000 shares of the Company’s common stock. The terms of the Series B Convertible Preferred Stock prohibit the beneficial ownership of greater than 9.9% of the then outstanding common stock of the Company upon conversion thereof.  Also includes warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $2.86 per share, exercisable prior to July 3, 2016.

Equity Compensation Plan Information

Plan Categories	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	456,000	$2.16	1,503,553

Equity compensation plans not approved by security holders	150,630	$2.98	-

Total	606,630	$2.90	1,503,553

(a)
Includes any compensation plan and individual compensation arrangement of the Company under which equity securities of the Company are authorized for issuance to employees, or non-employees including directors, consultants, advisors, vendors, customers, suppliers or lenders in exchange for consideration in the form of goods or services, as of March 31, 2012.

(b)	Includes the weighted average exercise price of outstanding options, warrants, and rights identified in (a).

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

The Board at a meeting held October 7, 2010 (the “Grant Date”), approved the issuance of 12,000 shares of common stock to each Director for services rendered during the April 1, 2009 to March 31, 2010 fiscal year (the “Shares”) and the grant of options to purchase 24,000 shares of common stock to each Director for services to be rendered during the April 1, 2010 to March 31, 2011 fiscal year (the “Options”) pursuant to the Company’s 2010 Incentive Plan.  The Options have an exercise price of $2.07 per share, the mean of the highest and lowest trading prices of the Company’s common stock on the Grant Date, consistent with the terms of the 2010 Incentive Plan and vest to the Directors in tranches of 1/4th of such options per quarter (starting effective on April 1, 2010, the start of the 2011 fiscal year), with options to purchase 12,000 shares vesting as of the Grant Date, and options to purchase 6,000 shares of common stock vesting on December 31, 2010 and March 31, 2011, as long as such individuals remain as Directors of the Company, which options have fully vested to date.

On October 7, 2010, the Compensation Committee approved an increase in Mr. Sawyer’s annual salary to $175,000 per year (effective as of October 1, 2010, the Board approved the immediate issuance to Mr. Sawyer of 17,500 shares of common stock under the Company’s 2010 Long Term Incentive Plan (the 2010 Plan), and an additional 17,500 shares of common stock under the 2010 Plan in the event the net production of the Company averages over 10,000 barrels of oil per month for a period of six months. As of March 31, 2012, the Company's net production has not yet averaged over 10,000 barrels of oil per month for a period of six months and as such, Mr. Sawyer has not earned or been issued the additional 17,500 shares discussed above.

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

On May 18, 2011, the Company issued K. Andrew Lai 3,861 shares of common stock valued at $2.59 per share (the closing price of the Company’s common stock on the grant date) representing $10,000 in aggregate in connection with and pursuant to the terms of his employment agreement.

On July 1, 2011, the Company issued William A. Sawyer 6,721 shares of common stock valued at $2.79 per share (the closing price of the Company’s common stock on the grant date) representing $18,750 in aggregate in connection with and pursuant to the terms of his employment agreement.

On August 18, 2011, the Company issued K. Andrew Lai 5,025 shares of common stock valued at $1.99 per share (the closing price of the Company’s common stock on the grant date) representing $10,000 in aggregate in connection with and pursuant to the terms of his employment agreement.

On October 1, 2011, the Company agreed to issue William A. Sawyer 10,061 shares of common stock which, net of applicable payroll taxes, represented an aggregate value of $18,750 (with such stock valued at $1.30 per share (the closing price of the Company’s common stock on September 30, 2011, the last trading day prior to the grant date)), in connection with and pursuant to his employment agreement.

On November 18, 2011, the Company agreed to issue K. Andrew Lai 3,413 shares of common stock which, net of applicable payroll taxes, represented an aggregate value of $10,000 (with such stock valued at $1.90 per share), in connection with and pursuant to his employment agreement.

On January 2, 2012, the Company agreed to issue William A. Sawyer 3,482 shares of common stock which, net of applicable payroll taxes on this issuance and prior issuances, represented an aggregate value of $18,750 (with such stock valued at $2.31 per share), in connection with and pursuant to his employment agreement.

On February 21, 2012, the Company agreed to issue K. Andrew Lai 884 shares of common stock which, net of applicable payroll taxes on that and prior issuances, represented an aggregate value of $10,000 (with such stock valued at $2.57 per share), in connection with and pursuant to his employment agreement.

On March 16, 2012, the Company agreed to issue William A. Sawyer 7,000 shares of common stock which, net of applicable payroll taxes, represented an aggregate value of $18,750 (with such stock valued at $2.65 per share), in connection with and pursuant to his employment agreement.

On April 2, 2012, the Company agreed to issue William A. Sawyer 5,243 shares of common stock which, net of applicable payroll taxes, represented an aggregate value of $18,750 (with such stock valued at $2.48 per share), in connection with and pursuant to his employment agreement.

On April 16, 2012, the Company agreed to sell an aggregate of 2,950,000 units at $2.00 per unit, with each unit consisting of one share of Company common stock and 0.35 of a warrant to purchase one share of the Company's common stock at an exercise price of $2.30 per share.  On April 18, 2012, the Offering closed, and the Company received an aggregate of $5,900,000 in gross funding and approximately $5,500,000 in net proceeds after paying commissions and other expenses associated with the Offering.  The investors in our December 2010 units offering purchased an aggregate of 450,000 units for an aggregate of $900,000.

On April 25, 2012, the Company agreed to issue William A. Sawyer 16,644 shares of common stock which, net of applicable payroll taxes, represented an aggregate value of $28,628 (with such stock valued at $1.72 per share), in connection with and pursuant to the 2012 stock compensation plan.

On April 25, 2012, the Company agreed to issue K. Andrew Lai 18,935 shares of common stock which, net of applicable payroll taxes, represented an aggregate value of $32,568 (with such stock valued at $1.72 per share), in connection with and pursuant to the 2012 stock compensation plan.

On May 21, 2012, the Company agreed to issue K. Andrew Lai 5,108 shares of common stock which, net of applicable payroll taxes, represented an aggregate value of $10,000 (with such stock valued at $1.44 per share), in connection with and pursuant to his employment agreement.

It is our policy that any future material transactions between us and members of management or their affiliates shall be on terms no less favorable than those available from unaffiliated third parties.

DIRECTOR INDEPENDENCE

During the year ended March 31, 2012, the Board determined that a majority of the Board is independent under the definition of independence and in compliance with the listing standards of the NYSE MKT listing requirements. Based upon these standards, the Board has determined that all of the Directors are independent, with the exception of Mr. Sawyer, our President and Chief Executive Officer.  See "Meetings and Committees of the Board of Directors" in Item 10.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Our Audit Committee of the Board of Directors approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Audit Fees

The aggregate fees billed by our former independent auditors, GBH CPAs (which were dismissed on October 27, 2011) and our current independent auditors, Hein & Associates LLP (which were engaged on October 31, 2011), for professional  services rendered  for the audit of our annual financial statements included  in our Annual  Reports on Form 10-K for the years ended March 31, 2012 and 2011, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters  ending June 30, September 30, and December 31, 2011 and 2010, were:

	2012	2011
Hein & Associates, LLP	$120,000	-
GBH CPAs, PC	16,500	$130,000

Audit fees incurred by the Company were pre-approved by the Audit Committee.

Audit Related Fees: None.

Tax Fees: None.

All Other Fees: None.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K. See "Index to Financial Statements" set forth on page F-1.

(b)	Exhibit listing. See pages E-1 through E-3 for a listing of the exhibits.

LUCAS ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lucas Energy, Inc.
Houston, Texas

We have audited the consolidated balance sheet of Lucas Energy, Inc. as of March 31, 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.   These consolidated financial statements are the responsibility of Lucas Energy, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lucas Energy, Inc. as of March 31, 2012 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Hein & Associates, LLP
Houston, Texas

June 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lucas Energy, Inc.
Houston, Texas

We have audited the  consolidated balance sheets of Lucas Energy, Inc. as of March 31, 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.   These consolidated financial statements are the responsibility of Lucas Energy, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lucas Energy, Inc. as of March 31, 2011 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/GBH CPAs, PC

GBH CPAs, PC
Houston, Texas

June 28, 2011

LUCAS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

At March 31	2012	2011
ASSETS
Current Assets
Cash	$683,979	$2,471,108
Accounts Receivable	1,416,819	806,098
Inventories	63,868	-
Other Current Assets	199,677	152,793
Current Portion of Note Receivable	60,157	-
Total	2,424,500	3,429,999

Property and Equipment
Oil and Gas Properties (Full Cost Method)	66,240,375	24,650,840
Other Property and Equipment	646,611	93,199
Total Property and Equipment	66,886,986	24,744,039
Accumulated Depletion, Depreciation and Amortization	(5,716,989)	(3,753,275)
Total Property and Equipment, Net	61,169,997	20,990,764
Other Assets	426,570	557,112

Total Assets	$64,021,067	$24,977,875

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$8,605,490	$2,236,917
Common Stock Payable	84,431	503,750
Accrued Expenses	1,686,096	255,239
Advances From Working Interest Owners	1,349,066	357,399
Notes Payable	22,000,000	-
Asset Retirement Obligation, current	90,000	-
Current Portion of Long-Term Debt	76,894	30,727
Total	33,891,977	3,384,032

Asset Retirement Obligation, net of current portion	985,152	409,112
Notes Payable, net of current portion	25,489	60,114
Commitments and Contingencies (see Note 7)

Stockholders' Equity
Preferred Stock Series A, 2,000 Shares Authorized of
$0.001 Par, 2,000 Shares issued and Outstanding	3,095,600	-
Preferred Stock Series B, 3,000 Shares Authorized of
$0.001 Par, 2,824 Shares issued and Outstanding	5,166,754	-
Common Stock, 100,000,000 Shares Authorized of $0.001 Par,
19,581,657 Shares Issued and 19,544,757 Outstanding Shares
at March 31, 2012 and 16,727,713 Issued and 16,690,813
Outstanding Shares at March 31, 2011, respectively	19,582	16,728
Additional Paid in Capital	35,791,345	28,461,239
Accumulated Deficit	(14,905,673)	(7,304,191)
Common Stock Held in Treasury, 36,900 Shares at cost	(49,159)	(49,159)
Total Stockholders' Equity	29,118,449	21,124,617

Total Liabilities and Stockholders' Equity	$64,021,067	$24,977,875

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended March 31	2012	2011

Net Operating Revenues
Crude Oil	$5,182,087	$2,984,504
Natural Gas	76,374	37,581
Total	5,258,461	3,022,085
Operating Expenses
Lease Operating Expenses	4,289,672	1,700,576
Severance and Property Taxes	316,307	202,709
Depreciation, Depletion,
Amortization and Accretion	2,008,235	1,291,581
General and Administrative (including
Share-Based Compensation of
$423,992 and $1,130,070, respectively)	5,630,016	4,064,001
Total	12,244,230	7,258,867
Operating Loss	(6,985,769)	(4,236,782)
Other Income (Expense), Net	17,469	(21,356)
Interest Expense	(633,182)	(262,144)
Net Loss	$(7,601,482)	$(4,520,282)

Net Loss Per Share
Basic and Diluted	$(0.41)	$(0.31)
Weighted Average Number of
Common Shares Outstanding
Basic and Diluted	18,676,186	14,378,705

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

							Common
	Common Stock		Preferred Stock		Additional		Stock	Total
	Number	Common	Number	Preferred	Paid In	Accumulated	Held in	Stockholders'
	Of Shares	Stock	Of Shares	Stock	Capital	Deficit	Treasury	Equity
Balance at March 31, 2010	12,837,220	$12,837	-	$-	$20,639,247	$(2,783,909)	$(49,159)	$17,819,016
Shares issued for:
Unit Offering	2,510,506	2,511	-	-	5,400,789	-	-	5,403,300
At-The-Market Offering	778,170	778	-	-	1,208,523	-	-	1,209,301
Warrants Exercised	45,000	45	-	-	44,955	-	-	45,000
Property Acquisitions	284,788	285	-	-	502,920	-	-	503,205
Property Sale Commission	39,502	40	-	-	38,717	-	-	38,757
Share-Based Compensation	232,527	232	-	-	450,591	-	-	450,823
Amortization of stock options	-	-	-	-	175,497	-	-	175,497
Net loss	-	-	-	-	-	(4,520,282)	-	(4,520,282)
Balance at March 31, 2011	16,727,713	16,728	-	-	28,461,239	(7,304,191)	(49,159)	21,124,617
Series A & B Preferred Shares issued for:
Property Acquisitions	-	-	4,824	8,262,354	-	-	-	8,262,354
Common Shares issued for:
Series C Warrants Exercise
and modification	2,510,506	2,511	-	-	6,051,138	-	-	6,053,649
Property Acquisitions	150,000	150	-	-	440,850	-	-	441,000
Share-Based Compensation	68,438	68	-	-	136,050	-	-	136,118
Accrued liability retirement	125,000	125	-	-	498,625	-	-	498,750
Amortization of stock options	-	-	-	-	203,443	-	-	203,443
Net loss	-	-	-	-	-	(7,601,482)	-	(7,601,482)
Balance at March 31, 2012	19,581,657	$19,582	4,824	$8,262,354	$35,791,345	$(14,905,673)	$(49,159)	$29,118,449

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended March 31	2012	2011
Cash Flows from Operating Activities
Reconciliation of Net Loss to
Net Cash Used in Operating Activities:
Net Loss	$(7,601,482)	$(4,520,282)
Items Not Requiring Cash
Depreciation, Depletion, Amortization and Accretion	2,008,235	1,291,581
Share-Based Compensation	423,992	1,130,070
Amortization of Deferred Financing Costs	-	250,921
Unrealized Loss on Marketable Securities	-	21,450
Non-operating expense related to warrants	293,275	-
Other	-	1,210
Changes in Components of Working Capital and Other Assets
Accounts Receivable	(610,721)	(590,085)
Inventories	(63,868)	-
Prepaid Expenses and Other Current Assets	(46,884)	(109,024)
Accounts Payable and Accrued Expenses	7,794,430	1,035,169
Advances from Working Interest Owners	991,667	(2,687,893)
Other Assets	57,112	403
Changes in Components of Working Capital
Associated with Investing and Financing Activities	(6,606,736)	(668,328)
Net Cash Used in Operating Activities	(3,360,980)	(4,844,808)

Investing Cash Flows
Additions of Oil and Gas Properties	(14,448,407)	(12,943,151)
Additions of Other Property and Equipment	(228,412)	(57,230)
Proceeds from Sale of Oil and Gas Properties	3,683,745	13,726,688
Refund (deposit) on Oil and Gas Properties	500,000	(500,000)
Payments Received on Notes Receivable	13,273	-
Changes in Components of Working Capital Associated with
Investing Activities	6,606,736	623,328
Other, Net	-	(29,012)
Net Cash (Used in) Provided by Investing Activities	(3,873,065)	820,623

Financing Cash Flows
Net Proceeds from the Sale of Common Stock	5,760,374	6,777,513
Repayment of Borrowings	(313,458)	(2,150,000)
Changes in Components of Working Capital Associated with
Financing Activities	-	45,000
Net Cash Provided by Financing Activities	5,446,916	4,672,513

(Decrease) Increase in Cash and Cash Equivalents	(1,787,129)	648,328
Cash and Cash Equivalents at Beginning of the Year	2,471,108	1,822,780
Cash and Cash Equivalents at End of the Year	$683,979	$2,471,108

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Reclassification

The consolidated financial statements of Lucas Energy include the accounts of its wholly-owned subsidiary, Lucas Energy Resources, Inc. During the year ended March 31, 2012, Lucas Energy dissolved the wholly-owned subsidiary, Lucas Energy Resources, Inc.  On August 16, 2012, Lucas Energy created the wholly-owned subsidiary LEI Alcalde Holdings, LLC.  All intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

Use of Estimates and Reclassifications

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

Lucas' consolidated financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its asset retirement obligations, as well as those related to the fair value of stock options, stock warrants and stock issued for services.  While we believe that our estimates and assumptions used in preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject Lucas to concentration of cash and credit risk consist of accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2011 through December 31, 2012, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions were provided temporary unlimited deposit insurance coverage.  At March 31, 2012, cash balances in interest-bearing accounts totaled $4,785.

Accounts receivable are recorded at invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of March 31, 2012, no allowance for doubtful accounts has been recorded.

Sales to one crude oil purchaser comprised 69% and 91% of Lucas' total oil and gas revenues for the fiscal years ended March 31, 2012 and 2011, respectively.  At March 31, 2012, Lucas Energy's accounts receivable balance included one receivable balance which constituted 86% of the total balance.  This receivable was due from a company that purchased Lucas' crude oil.  The related amounts were collected in April 2012.  At March 31, 2011, Lucas Energy's accounts receivable balance included one receivable balance which constituted 65% of the total balance.  This receivable was due from a company that purchased Lucas' crude oil.  The related amounts were collected in April 2011.  Lucas believes that, in the event that its primary customer is unable or unwilling to continue to purchase Lucas' production, there are a substantial number of alternative buyers for its production at comparable prices.

Marketable Securities

Lucas reports its short-term investments and other marketable securities at fair value in accordance with Accounting Standards Codification (ASC) Topic 825 “Financial Instruments.”

Fair Value of Financial Instruments

As of March 31, 2012 and 2011, the fair value of Lucas' cash, accounts receivable, accounts payable, note receivable and note payable approximate carrying values because of the short-term maturity of these instruments.

The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with property, plant and equipment.  Significant Level 3 inputs used in the calculation of asset retirement obligations include plugging costs and reserve lives.  A reconciliation of the Company's asset retirement obligations is presented in Note 6 – Asset Retirement Obligations.

Oil and Gas Properties, Full Cost Method

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities, are capitalized as oil and gas property costs on a country-by-country basis. Properties not subject to amortization consist of exploration and development costs that are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Lucas assesses overall values of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred.  Impairment of unproved properties is assessed based on management's intention with regard to future development of individually significant properties and the ability of Lucas to obtain funds to finance their programs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

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

Costs of oil and gas properties are amortized using the units of production method.   Amortization expense calculated per equivalent physical unit of production amounted to $33.68 and $31.35 per barrel of oil equivalent for the years ended March 31, 2012 and 2011, respectively.

Ceiling Test

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  During the years ended March 31, 2012 and 2011, no impairment of oil and gas properties was recorded.

Other Property and Equipment

Property and equipment are stated at cost and consist primarily of a building, furniture and computer equipment.  Depreciation is computed on a straight-line basis over the estimated useful lives.

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

Lucas has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2012 and 2011.  The Company’s policy is to classify assessments, if any, for tax related interest expense and penalties as interest expense.

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

Stock options to purchase 456,000 Common Shares at an average exercise price of $2.88 per share and warrants to purchase 2,966,136 Common Shares at an average exercise price of $2.67 per share were outstanding at March 31, 2012. During the year ended March 31, 2012, Lucas issued 2,000 shares of Series A Convertible Preferred Stock and 2,824 shares of Series B Convertible Preferred Stock for interests in oil and gas properties.  Each share of the Series A and Series B Convertible Preferred Stock shares are convertible into an aggregate of 1,000 shares of the Company’s common stock and have no liquidation preference and no maturity date.

Stock options to purchase 256,000 common shares at an average exercise price of $1.99 per share and warrants to purchase 5,476,642 common shares at an average exercise price of $2.65 per share were outstanding at March 31, 2011.

At March 31, 2012, all options and warrants outstanding were "out of the money" and therefore, did not have any dilutive effect under the treasury stock method to the net income (loss) earnings per share calculation for the annual period then ended.

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

The adoption of ASU 2011-04 did not have a material impact on the Company’s financial statements.

Subsequent Events

Lucas evaluated all transactions from March 31, 2012 through the financial statement issuance date for subsequent event disclosure.  See subsequent events disclosed in Note 12.

NOTE 3 - MARKETABLE SECURITIES

At March 31, 2012, Lucas held 3,300,000 shares of Bonanza Oil and Gas Inc. (Bonanza) common stock recorded at zero value based upon the closing price of Bonanza's common stock on that date.  During the year ended March 31, 2011, pursuant to mark-to-market accounting, Lucas reported non-cash unrealized losses on Bonanza common shares of $21,450, respectively due to the determination by the Company that the decline in price was other than temporary.

NOTE 4 – PROPERTY AND EQUIPMENT

Oil and Gas Properties

All of Lucas' oil and gas properties are located in the United States.  Costs being amortized at March 31, 2012 and 2011 are as follows:

	At March 31,
	2012	2011
Proved leasehold costs	$35,454,781	$6,043,061
Costs of wells and development	29,858,429	17,504,183
Capitalized asset retirement costs	927,165	305,646
Oil & gas properties
not subject to amortization	-	797,950
Total oil & gas properties	66,240,375	24,650,840
Accumulated depreciation and depletion	(5,625,961)	(3,709,719)
Net Capitalized Costs	$60,614,414	$20,941,121

The following table sets forth the changes in the total cost of oil and gas properties at March 31, for each of the two years in the period ended March 31, 2012:

	2012	2011
Balance at beginning of year	$24,650,840	$24,699,722
Acquisitions using cash	2,094,161	8,311,739
Other capitalized costs	12,354,246	4,631,412
Sale proceeds	(4,183,745)	(13,726,688)
Issuance of note	22,000,000	90,841
Acquisitions using shares	8,703,354	503,205
Sale commission using shares	-	38,757
Other non-cash transactions	621,519	101,852
Balance at end of year	$66,240,375	$24,650,840

Other capitalized costs include title related expenses and tangible and intangible drilling costs.

Acquisition of Oil and Gas Properties

Fiscal Year 2012.  During the year ended March 31, 2012, Lucas acquired various oil and gas properties and equipment at an aggregate net cost of $45,151,761 including $22,000,000 with a note payable, $14,448,407 cash, 2,000 and 2,824 shares of Lucas’ preferred stock series A and series B valued at $3,095,600 and $5,166,754, respectively, and 150,000 shares of Lucas' common stock valued at $441,000 ($2.94 per share based upon the closing price of the Company’s common stock on the date of agreement).

On October 13, 2011, Lucas entered into a purchase and sale agreement with Nordic Oil USA I, LLLP (Nordic 1), with an effective date of July 1, 2011, to purchase all of Nordic 1’s interests in certain oil, gas and mineral leases, rights and assets located in Gonzales, Karnes and Wilson Counties, Texas, which represent all of Nordic 1's interests in the existing two capital programs operated by Lucas (the Nordic 1 Transaction).  Pursuant to the agreement, the closing of the Nordic 1 Transaction was deferred until Nordic 1's shareholders ratified the transaction effective November 18, 2011. Pursuant to the transaction, Lucas agreed to pay $22.0 million to Nordic 1 in the form of a senior secured promissory note.  The entire $22.0 million was applied to oil and gas properties.

The following table presents unaudited pro forma condensed consolidated results of operations for the Company as if the Nordic 1 acquisition had occurred on April 1, 2010:

	Year Ended March 31
	2012	2011
	Unaudited

Net Operating Revenue	$6,120,432	$4,102,017
Operating Loss	(7,231,514)	(4,169,053)
Interest Expense	(1,623,182)	(1,582,144)
Net Loss	(8,837,227)	(5,772,553)

Net Loss per Share
Basic and Diluted	$(0.47)	$(0.40)

Average Number of Common Shares Outstanding
Basic and Diluted	18,676,186	14,378,705

The unaudited pro forma results reflect the revenues and direct operating expenses of the properties acquired and adjustments to recognize depreciation, depletion and amortization expense and accretion expense based on the purchase price and our closing date oil and gas reserve estimates as well as interest expense on the $22.0 million note at 6% interest beginning April 1, 2010 and an increase in the asset retirement obligation as of April 1, 2010. The unaudited pro forma results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisitions been completed on April 1, 2010.  In addition, the unaudited pro forma results do not purport to project the future results of operations going forward due to both changes in the business and the omission of various operating expenses. Production and reserves, as well as costs and expenses, associated with the acquired properties may differ significantly from those characteristics when such properties became owned and operated by Lucas.

On October 13, 2011, Lucas also entered into a purchase agreement with a company, with an effective date of July 1, 2011, to purchase all of the Company’s interests in properties owned by Nordic 1, in consideration for 2,000 shares of designated Series A Convertible Preferred Stock of the Company, each of which shares are convertible into an aggregate of 1,000 shares of the Company’s common stock. The closing of the transaction with the holder was subject to the successful closing of the Nordic 1 Transaction. The discounted fair value of the transaction was  $3.8 million, due to the six-month holding period during which the holder of the Series A Convertible Preferred Stock is not allowed to sell the shares of the Company’s common stock when converted, and other restrictions. The Series A Convertible Preferred Stock contains a provision that limits the amount of common shares that the holder can own at any time upon conversion to an aggregate of 4.99% of the Company’s then issued and outstanding shares of common stock.

On December 29, 2011, Lucas entered into a purchase and sale agreement with Hall Phoenix Energy, LLC (Hall Phoenix), with an effective date of December 1, 2011, to purchase all of Hall Phoenix’s interests in certain oil, gas and mineral leases, rights and assets located in Leon, Madison and Wilson Counties, Texas.  Pursuant to the transaction, Lucas agreed to pay as consideration 2,824 shares of Series B Convertible Preferred Stock of the Company, each of which shares are convertible into an aggregate of 1,000 shares of the Company’s common stock.  The discounted fair value of the transaction was $6.4 million, due to the six-month holding period during which the holder of the Series B Convertible Preferred Stock is not allowed to sell the shares of the Company’s common stock when converted, and other restrictions. The Series B Convertible Preferred Stock contains a provision that limits the amount of common shares that the holder can own at any time upon conversion to an aggregate of 9.99% of Company’s then issued and outstanding shares of common stock.

Fiscal Year 2011.  During the year ended March 31, 2011, Lucas purchased various oil and gas properties and equipment at an aggregate net cost of $13,631,073 for $12,943,151 in cash, 284,788 in shares of Lucas' common stock valued at $503,205 ($1.77 per share based upon the closing price of the Company’s common stock on the date of agreement) and assumptions of a net working capital deficit of $184,717.  In connection with the purchase and sale of oil and gas properties, Lucas acquired a note receivable and assumed a note payable the balances of which at March 31, 2011 were approximately $27,800 and $90,800, respectively.

In December 2010, Lucas entered into an agreement for the right to purchase, over time as financing becomes available, up to an aggregate 77.5% interest in certain oil and gas properties and leases located in McKinley County, New Mexico for an aggregate price of $20.5 million, which included a deposit of $0.5 million towards the possible purchase of the interests. The deposit is reflected in the Balance Sheet at March 31, 2011. In January 2011 as part of the agreement, Lucas purchased an undivided 7.56% interest in the New Mexico properties for $2.0 million and paid the deposit of $0.5 million. Lucas did not purchase any additional interests and allowed the right to purchase additional interests to expire in April 2011 without exercising it.  Lucas sold their undivided 7.56% interest in these properties in fiscal year 2012.  See Sales of Oil and Gas Properties below.

Sale of Oil and Gas Properties

In connection with Lucas’ development strategy, Lucas completed farm-out arrangements with Hilcorp Energy I, LP, an affiliate of Hilcorp Energy Company; Marathon Oil (East Texas) LP, a subsidiary of Marathon Oil Corporation, to develop leases held by Lucas in the Eagle Ford shale formation; Seidler Oil LP to develop leases held by Lucas in the Austin Chalk formation; and completed the sale of certain underperformed wells.  Those transactions, which are described below, resulted in sales proceeds to Lucas while maintaining a working interest percentage in such leases.

Fiscal Year 2012.  During the year ended March 31, 2012, Lucas sold various oil and gas properties and equipment for aggregate gross proceeds of approximately $4,183,745, of which $3,683,745 was paid in cash. Lucas issued a $500,000 note receivable for the sale of certain properties.  All oil and gas property sale proceeds were treated as a reduction in the full cost pool with no gain or loss recorded on the sales. Such sales included the transactions discussed below.

In September 2011, Lucas entered into several joint venture agreements to drill new Austin Chalk horizontal wells.  Under the agreements, the counterparty purchased a working interest in the well operated by Lucas.  Proceeds from the sale of the partial working interest were approximately $100,100 and were recorded as a reduction in the full cost pool.

In October 2011, Lucas entered into a purchase and sale agreement with Nordic Oil USA 2, LLLP (Nordic 2), with an effective date of February 1, 2011, to sell to Nordic 2 all of Lucas’ interests in certain oil, gas and mineral leases located in McKinley County, New Mexico for $4 million in cash.  Net proceeds to the Company from the sale were approximately $3.6 million after deducting commissions.  As a portion of the transaction, Nordic 2 returned a cash deposit for property acquisition of $0.5 million.  The proceeds from this sale were recorded as a $3.1 million reduction in the full cost pool with no gain or loss recorded from the sale, and a $0.5 million reduction in Other Assets. The Company acquired the properties in January 2011 in a purchase transaction for $2.5 million, which included a deposit of $0.5 million. Nordic 2 acquired, among other things, the rights to the $0.5 million deposit.  No revenues or expenses were derived from Lucas relating to these properties since the properties were acquired in January 2011.

On December 1, 2011, Lucas entered into an asset sale agreement with a company to sell certain underperforming wells. Lucas received as consideration $100,000 in cash and a $500,000 secured promissory note, of which $60,157 was current as of March 31, 2012.  On March 31, 2012, the long term portion of the note receivable was $426,750. The proceeds from sale were recorded as a reduction in the full cost pool with no gain or loss recorded on the sale. The note bears interest at 6% per annum with monthly installments of $7,300, including accrued interest, through 2018.

Fiscal Year 2011.  During the year ended March 31, 2011, Lucas sold various oil and gas properties and equipment for an aggregate gross proceeds of $13,773,411, paid sales commissions with 39,502 shares of Lucas’ common stock with a fair value of $38,800 and released a receivable amount of $7,966 for net proceeds of $13,726,688, all of which was treated as a reduction in the full cost pool with no gain or loss recorded on the sales. Such sales included the transactions discussed below.

On April 1, 2010, Lucas entered into a purchase and sale agreement with HilCorp Energy I, L.P. (HilCorp) for the development of Lucas’ Eagle Ford Shale properties located in Gonzales County, Texas.  The agreement provided for HilCorp to acquire an undivided eighty-five percent (85%) working interest in all the formations below the Austin Chalk formation held by Lucas in Gonzales County, Texas.  During the nine months ended December 31, 2010, Lucas received gross proceeds of approximately $10.1 million and net proceeds of approximately $8.9 million, after distribution to Lucas’ working interest participants of their proportionate share of proceeds totaling approximately $1.2 million. The final closing occurred in March 2011.

Other Property and Equipment

On November 21, 2011, Lucas entered into a purchase agreement for a building in Gonzales County for $450,000 to be used as office space.  Pursuant to the agreement, the Company agreed to pay $325,000 in the form of a promissory note to be repaid in monthly installments. The final payment was paid on May 1, 2012.  The note bears an interest rate of 8% per annum and is collateralized by the property.  As of March 31, 2012, the balance of the note was $45,000 and is included in the current portion of long term debt.

NOTE 5 - REVOLVING LINE OF CREDIT AND LETTER OF CREDIT FACILITY

In October 2008, Lucas entered into a three-year Revolving Line of Credit and Letter of Credit Facility with Amegy Bank (the Credit Facility). At the closing of the Credit Facility in October 2008, Lucas had a lending commitment and borrowing capacity of $3 million.

In May 2010, Lucas terminated the Credit Facility and paid off the outstanding balance.  As a result, Amegy released all liens and security interests securing Lucas’ obligations under the Credit Facility.  For the year ended March 31, 2011, Lucas incurred $10,014 of interest and expensed the remaining unamortized deferred financing costs totaling $250,921 as interest expense.

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

Lucas records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Lucas accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Lucas’ credit-adjusted risk-free interest rate. No market risk premium has been included in Lucas’ calculation of the ARO balance.

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the future retirement of oil and gas properties for the years ended March 31, 2012 and 2011:

	2012	2011
Carrying amount at beginning of year	$409,112	$327,412
Liabilities incurred	207,131	42,955
Liabilities settled	(53,263)	-
Accretion	44,521	35,801
Revisions	518,357	2,944
Reduction for sale of oil and gas property	(50,706)	-
Carrying amount at end of year	$1,075,152	$409,112

NOTE 7 – COMMITMENTS AND CONTINGENCIES

 Minimum Commitments

At March 31, 2012, total minimum commitments were as follows:

		Years Ended March 31,
Contracual Obligations	Total	2013	2014	2015	2016	2017
Current and Long-Term Debt	$22,102,383	$22,076,894	$25,489	$-	$-	$-
Non-Cancelable Operating Leases	234,306	46,775	75,911	78,477	33,143	-
Interest Payments
on Long-Term Debt	1,415,284	1,413,957	1,327	-	-	-
Total Contractual Obligations	$23,751,973	$23,537,626	$102,727	$78,477	$33,143	$-

Contingencies

December 2010 Offering.  Effective December 30, 2010 (the Closing Date), the Company sold an aggregate of 2,510,506 units pursuant to a Securities Purchase Agreement (the Purchase Agreement) to certain institutional investors (the Investors), each consisting of (a) one share of our common stock; (b) one Series B Warrant to purchase one share of our common stock at an exercise price of $2.86 per share (the Series B Warrants); and (c) one Series C Warrant to purchase one share of our common stock at an exercise price of $2.62 per share (the Series C Warrants  and together with the Series B Warrants, the Warrants, and collectively with the shares of common stock, the Units).  The Offering grossed almost $6 million in cash and netted $5.4 million after expenses.

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

Legal Proceedings.  There are currently various suits and claims pending against Lucas that have arisen in the ordinary course of Lucas’ business, including contract disputes and title disputes.  While the ultimate outcome and impact on Lucas cannot be predicted with certainty, management believes that the resolution of these suits and claims will not, individually or in the aggregate, have a material adverse effect on Lucas’ consolidated financial position, results of operations or cash flow.  Lucas records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

NOTE 8 – INCOME TAXES

The Company did not record any provision for income taxes for the two years ended March 31, 2012.

The following is reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes for the two years ended March 31, 2012:

	2012	2011
Computed at expected tax rates (34%)	$(2,584,504)	$(1,536,896)
Meals and entertainment	4,774	3,450
Percentage depletion	-	(36,840)
Return to accrual true-up	(116,829)	(252,944)
Change in valuation allowance	2,696,559	1,823,230
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	2012	2011
Deferred tax assets:
Net operating tax loss carryforwards	$9,406,667	$2,895,365
Gain on sale of oil and gas properties	4,262,969	4,079,822
Depletion	899,552	672,929
Unrealized net loss on available-for-sale securities	123,954	123,954
Share-based compensation	25,105	-
Total deferred tax assets	14,718,247	7,772,070

Deferred tax liabilities:
Intangible drilling costs	(7,288,433)	(3,953,052)
Depreciation	(1,964,289)	(1,045,692)
Other	(706)	(2,066)
Total deferred tax liabilities	(9,253,428)	(5,000,810)

Subtotal	5,464,819	2,771,260
Less: Valuation allowance	(5,464,819)	(2,771,260)
Total	$-	$-

At March 31, 2012, Lucas had estimated net operating loss carry-forwards for federal and state income tax purposes of approximately $27.7 million which will begin to expire, if not previously used, beginning in the year 2029.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

The following summarizes Lucas’ common stock activity for each of the two years ended March 31, 2012:

		Common Shares
		Issued
	Amount (a)	Per Share	Shares	Treasury	Outstanding
Balance at March 31, 2010			12,837,220	(36,900)	12,800,320
Unit Offering	$5,403,300	(b) 2.38	2,510,506	-	2,510,506
At-The-Market Offering	1,209,301	1.55	778,170	-	778,170
Warrants Exercised	45,000	1.00	45,000	-	45,000
Property Acquisitions	503,205	1.77	284,788	-	284,788
Property Sale Commission	38,757	0.98	39,502	-	39,502
Share-Based Compensation	450,823	1.94	232,527	-	232,527
Balance at March 31, 2011			16,727,713	(36,900)	16,690,813
Series C Warrants Exercise	5,760,374	2.29	2,510,506	-	2,510,506
Property Acquisitions	441,000	2.94	150,000	-	150,000
Share-Based Compensation	136,118	1.99	68,438	-	68,438
Retirement of Accrued Liability	498,750	3.99	125,000	-	125,000
Balance at March 31, 2012			19,581,657	(36,900)	19,544,757

(a) Net proceeds or fair market value on grant date, as applicable.
(b) Purchase price for each Unit.  See below.

Fiscal Year 2012.  During the year ended March 31, 2012, Series C Warrants were exercised for 2,510,506 shares of common stock.  The exercise price of the Series C Warrants was $2.48 per share. The per share price of $2.29 shown in the above tabulation was net of commissions paid to the placement agent, see "Warrants" below for additional information.  Common stock issuances for property acquisitions and share-based compensation are recorded at the grant date fair value of the shares on the date of issuance.  See Note 4 – Property, and Equipment for information on common stock issuances related to property acquisitions. See Note 10 – Share-Based Compensation for information on common stock activity related to Share-Based Compensation, including shares granted to the board of directors, officers, employees and consultants.

Fiscal Year 2011.  On December 30, 2010, Lucas sold an aggregate of 2,510,506 units pursuant to a Securities Purchase Agreement to institutional investors, each consisting of (a) one share of common stock, (b) one Series B Warrant to purchase one share of common stock at an exercise price of $2.86 per share, and (c) one Series C Warrant to purchase one share of common stock at an exercise price of $2.62 per share (each a “Unit”).  The Warrants have cashless exercise rights if the registration statement pursuant to which the Warrants were issued is not effective and available for use at the time of any proposed exercise. The Warrants also include a provision whereby the investors are not eligible to exercise any portion of the Warrants that would result in them becoming a beneficial owner of more than 9.99% of Lucas’ common stock. Each Unit had a purchase price of $2.38, and Lucas received net proceeds of approximately $5,403,300 (net of offering costs of approximately $517,700). The placement agent received 150,630 warrants to purchase one share of common stock with an exercise price of $2.98 and a three year exercise period.

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

Preferred Stock

The following summarizes Lucas’ preferred shares activity for each of the two years ended March 31, 2012:

	Preferred Shares
	Issued
	Shares	Amount
Balance at March 31, 2011	-	$-
Issuances for Property Acquisitions:
Series A convertible	2,000	3,095,600
Series B convertible	2,824	5,166,754
Balance at March 31, 2012	4,824	$8,262,354

Preferred stock issuances for property acquisitions are recorded at the fair value of the shares on the date of issuance.  Each share of the Series A and Series B Convertible Preferred Stock shares are convertible into an aggregate of 1,000 shares of the Company’s common stock and have no liquidation preference and no maturity date.  The Series B Preferred Stock has dividends rights when and if declared by the Company on an “if converted” basis.

Treasury Stock

Lucas did not repurchase any shares of its common stock during the two years ended March 31, 2012.  The shares previously purchased are held by Lucas’ transfer agent as Treasury Stock, and the shares are treated as issued, but not outstanding, at March 31, 2012 and 2011.  The shares are recorded at a cost of $49,159.

Warrant

The following summarizes Lucas’ warrant activity for each of the two years ended March 31, 2012:

	2012		2011
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Outstanding at Beginning of Year	5,476,642	$2.67	3,360,549	$7.27
Issued	-	-	5,171,642	2.75
Expired	-	-	(3,010,549)	8.00
Exercised	(2,510,506)	2.51	(45,000)	1.00
Outstanding at End of Year	2,966,136	$2.67	5,476,642	$2.65

During the year ended March 31, 2012, the Company did not issue any warrants, and none of the Company’s outstanding warrants expired. During the year ended March 31, 2011, warrant holders exercised warrants to purchase 45,000 shares of common stock at $1.00 per share.  The warrants were originally issued to the warrant holders in connection with the purchase of units in a private equity placement in September 2009.  These warrants have an expiration date of August 31, 2012.  At March 31, 2012, all of the September 2009 warrants had been exercised.

In July 2011, in an effort to secure the funding for the capital expenditure program for the current fiscal year and to avoid the unpredictable nature of the financial market, the Company incentivized the institutional investors who purchased securities in the Company's December 2010 offering to exercise the Series C Warrants they purchased as part of the offering by entering into an amendment to the original Series C Warrant Agreement on July 18, 2011 (the Amendment Agreement). The expiration date for the Series C Warrants was August 3, 2011.  Without changing the expiration date, the Amendment Agreement required the investors to immediately exercise 25% of the Series C Warrants they held and the Company to lower the exercise price of the Series C Warrants to $2.48 per share from the original exercise price of $2.62 per share.  Pursuant to the Series C Warrant Agreement, as amended, the investors were required to exercise all of their remaining Series C Warrants if the closing bid price of the Company's stock was higher than the amended exercise price on August 3, 2011.  Since the closing bid price on that date for the Company's stock was $2.51, all remaining Series C Warrants were exercised.  Net proceeds to the Company from exercises of all of the 2,510,506 Series C Warrants were approximately $5.8 million after deducting commissions paid to the placement agent.  The Company used the net proceeds for general corporate purposes, including the funding of capital expenditures.   Based on the Black Scholes option pricing model, the change in the exercise price resulted in an increase of $293,275 in the aggregate value of the Series C Warrants.  Pursuant to the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification (ASC Topic 718), the Company recorded the increase as a non-operating expense in Other Income (Expense) in the Condensed Consolidated Statements of Operations and recorded the same amount in Additional Paid in Capital in the Condensed Consolidated Balance Sheets.

At March 31, 2012, the outstanding warrants had an intrinsic value of approximately $451,400.

NOTE 10 – SHARE-BASED COMPENSATION

Common Stock

During the annual shareholder meeting held on March 31, 2012, Company shareholders approved the Lucas Energy, Inc. Long Term Incentive Plan (2012 Incentive Plan) providing for the Company to issue up to 1,500,000 shares of common stock to officers, directors, employees, contractors and consultants for services provided to the Company.  The Company registered shares to be issued under the Incentive Plan in a Form S-8 filed with the SEC in April 2012.  At March 31, 2012, all shares remained available for issuance under the 2012 Incentive Plan.

During the annual shareholder meeting held on March 30, 2010, Company shareholders approved the Lucas Energy, Inc. Long Term Incentive Plan (2010 Incentive Plan) providing for the Company to issue up to 900,000 shares of common stock to officers, directors, employees, contractors and consultants for services provided to the Company.  The Company registered shares to be issued under the Incentive Plan in a Form S-8 filed with the SEC in April 2010.  At March 31, 2012, 3,553 shares remained available for issuance under the Incentive Plan.

Fiscal Year 2012. For the year ended March 31, 2012, the Company awarded 68,438 shares of its common stock with an aggregate grant date fair value of $136,118, which were valued based on the trading value of Lucas’ common stock on the dates of grant.  The shares were awarded according to the employment agreements with certain officers and other managerial personnel. The stock compensation expense recognized for the awards of these shares was $220,549 of which $84,431 was accrued in common stock payable.

In April 2011, Lucas issued 125,000 shares of its common stock, which were previously accrued for and valued at $498,750 as of March 31, 2011, to a business consultant for his services provided during the 2011 fiscal year, all of which was expensed in fiscal year 2011.

Fiscal Year 2011. For the year ended March 31, 2011, the Company issued as compensation to its directors, officers and employees 197,527 shares of the Company's common stock, which included 86,027 shares issued to a previous officer pursuant to a separation arrangement.  The Company also issued 35,000 shares for consultant services.  Share-based compensation expenses for these shares totaled $450,823, which was recorded as General and Administrative expense in the Consolidated Statements of Operations for fiscal year 2011. During the year ended March 31, 2011, the Company granted to the Chief Executive Officer 17,500 shares that will vest under the stock compensation plan if net production is over an average of 10,000 barrels of oil per month for a period of six months. As of March 31, 2011, the performance criteria had not been met and was not probable of being met.  Therefore, none of the 17,500 shares had vested and no compensation expense was recorded in the financial statements.

The Company accrued 1,931 shares of common stock, which were valued at $5,000 as of March 31, 2011, or $2.59 per share based upon the grant date fair value pursuant to an officer's employment agreement.  The Company also accrued 125,000 shares, which were valued at $498,750, or $3.99 per share based on the share price on the grant date as of March 31, 2011, to a contractor as a bonus for various services performed for the Company during the year ended March 31, 2011.

Stock Options

None of the Company’s outstanding options expired, were exercised or forfeited during the year ended March 31, 2012. During the year ended March 31, 2011, 200,000 of the Company’s outstanding options expired.

The following summarizes Lucas’ stock option activity for each of the two years ended March 31, 2012:

	2012		2011
		Weighted		Weighted
		Average		Average
	Number of	Exerice	Number of	Exerice
	Options	Price	Options	Price
Outstanding at Beginning of Period	256,000	$1.99	200,000	$2.60
Issued	200,000	4.05	256,000	1.99
Expired	-	-	(200,000)	2.60
Exercised	-	-	-	-
Outstanding at End of Period	456,000	$2.88	256,000	$1.99

The stock options issued during the year ended March 31, 2012 were issued to one director and officer and were valued using the Black Scholes model with the following weighted average assumptions used for grants; dividend yield of 0.00%; expected volatility of 116.16%; risk-free interest rate of 1.31% and expected term of 3.75 years. The fair value of the stock options was $603,980 and is being amortized on a straight-line basis to compensation expense over the vesting period.

Share-based compensation relating to stock options for the year ended March 31, 2012 was $203,443 and $175,497 for the year ended March 31, 2011.

Together with the valuation of the options granted in the period (described above), the total share-based compensation recorded in General and Administrative expense for the year ended March 31, 2012 was approximately $423,000.

At March 31, 2012, unrecognized compensation expense related to non-vested stock options totaled $599,390.  This unrecognized expense will be amortized on a straight-line basis over a weighted average period of 2.95 years.

Options outstanding and exercisable as of March 31, 2012:

Exercise	Remaining	Options	Options
Price	Life (Yrs)	Outstanding	Exercisable
$2.00	4.00	96,000	96,000
$1.94	4.40	160,000	-
$4.05	4.50	200,000	-
	Total	456,000	96,000

At March 31, 2012, the outstanding options had an intrinsic value of approximately $132,480.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the years ended March 31, 2012 and 2011:

	2012	2011
Interest	$16,008	$11,223
Income taxes	-	-

Non-cash investing and financing activities for the years ended March 31, 2012 and 2011 included the following:

	2012	2011
Issuance of note payable for the purchase of certain
oil and gas properties	$22,000,000	$90,841
Issuance of note payable for the purchase of certain
other property, plant and equipment	45,000	-
Issuance of preferred stock for the purchase of
certain oil and gas properties	8,262,354	-
Issuance of common stock for the purchase of
certain oil and gas properties	441,000	503,205
Note receivable for the sale of certain oil and
gas properties	486,727	-
Increase in asset retirement obligations	621,519	45,899
Deferred offering costs applied to sale of
common stock	-	119,912
Receivable extinguished for oil and gas properties	-	55,953
Issuance of common stock for sales commission	-	38,757

NOTE 12 – SUBSEQUENT EVENTS

On April 16, 2012, the Company agreed to sell an aggregate of 2,950,000 units, with each unit consisting of one share of Company common stock (the "Shares") and 0.35 of a warrant to purchase one share of the Company's common stock at an exercise price of $2.30 per share (the "Warrants", and collectively with the Shares, the "Units") in a registered direct offering (the "Offering").

On April 18, 2012, the Offering closed, and the Company received an aggregate of $5,900,000 in gross funding and approximately $5,500,000 in net proceeds after paying commissions and other expenses associated with the Offering. The Company used the net proceeds to pay down expenses related to drilling, lease operating, workover activities and for general corporate purposes, including general and administrative expenses. Additionally, the Company may receive up to an additional $2,374,750 upon exercise of the Warrants. A total of 2,950,000 Shares and 1,032,500 Warrants were sold in connection with the Offering.

LUCAS ENERGY, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Oil and Gas Producing Activities

Oil and Gas Reserves.  Users of this information should be aware that the process of estimating quantities of "proved," "proved developed," and "proved undeveloped" crude oil, natural gas liquids and natural gas reserves is complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir.  The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.  Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time.  Although reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.  See ITEM 1A. Risk Factors.

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

No major acquisition or sale of oil and gas properties or other favorable or adverse event subsequent to March 31, 2012 is believed to have caused a material change in the estimates of proved developed or proved undeveloped as of that date.

LUCAS ENERGY, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NET PROVED RESERVE SUMMARY

All of the Company's reserves are located in the United States.  The following tables set forth Lucas’ net proved reserves, including proved developed and proved undeveloped reserves, at March 31 for each of the three years in the period ended March 31, 2012, and the changes in the net proved reserves for each of the three years in the period ended March 31, 2012, as estimated by the international petroleum consulting firm Forrest A. Garb & Associates, Inc.:

	March 31,
	2012	2011	2010
Crude Oil (Bbls)
Net proved reserves at beginning of year	2,768,200	1,970,230	2,238,860
Revisions of previous estimates	(313,810)	(575,988)	(389,520)
Purchases in place	1,193,746	284,155	694,610
Extensions, discoveries and other additions	3,456,560	1,464,040	47,510
Sales in place	(26,710)	(336,550)	(595,630)
Production	(54,466)	(37,687)	(25,600)
Net proved reserves at end of year	7,023,520	2,768,200	1,970,230

Natural Gas (Mcf)
Net proved reserves at beginning of year	843,250	31,170	67,510
Revisions of previous estimates	194,160	37,187	(30,490)
Purchases in place	-	126,200	-
Extensions, discoveries and other additions	9,699,630	657,430	-
Sales in place	-	-	-
Production	(14,560)	(8,737)	(5,850)
Net proved reserves at end of year	10,722,480	843,250	31,170

Oil Equivalents (Boe)
Net proved reserves at beginning of year	2,908,742	1,975,425	2,250,112
Revisions of previous estimates	(281,450)	(569,790)	(394,602)
Purchases in place	1,193,746	305,188	694,610
Extensions, discoveries and other additions	5,073,165	1,573,612	47,510
Sales in place	(26,710)	(336,550)	(595,630)
Production	(56,893)	(39,143)	(26,575)
Net proved reserves at end of year	8,810,600	2,908,742	1,975,425

NET PROVED RESERVES

During the year ended March 31, 2012, Lucas added 5.9 million BOE of proved reserves primarily in the Eagle Ford and Austin Chalk formations.  Approximately 72% of the reserve additions were crude oil.

During the year ended March 31, 2011, Lucas added 1.6 million BOE of proved reserves primarily in the Eagle Ford and Austin Chalk formations.  Approximately 93% of the reserve additions were crude oil.  Sales in place of 0.3 million BOE were primarily related to farmouts of the Eagle Ford formation.  See Note 4.

The following table sets forth Lucas’ net proved developed, net proved developed non-producing, and net proved undeveloped at March 31, 2012, 2011, and 2010:

	At March 31,
	2012	2011	2010
Net Proved Developed Reserves
Crude Oil (Bbls)	402,360	106,960	73,010
Natural Gas (Mcf)	-	73,820	11,760
Oil Equivalents (Boe)	402,360	119,263	74,970

Net Proved Developed Non-Producing Reserves
Crude Oil (Bbls)	-	-	63,540
Natural Gas (Mcf)	-	-	19,410
Oil Equivalents (Boe)	-	-	66,775

Net Proved Undeveloped Reserves
Crude Oil (Bbls)	6,621,156	2,661,240	1,833,680
Natural Gas (Mcf)	10,722,480	769,430	-
Oil Equivalents (Boe)	8,408,236	2,789,478	1,833,680

Net Proved Reserves
Crude Oil (Bbls)	7,023,516	2,768,200	1,970,230
Natural Gas (Mcf)	10,722,480	843,250	31,170
Oil Equivalents (Boe)	8,810,596	2,908,742	1,975,425

*The Company engaged Forrest Garb & Associates, an independent reserve engineering firm, to provide a reserve report on the companies’ properties.  The reserve report has been included as an exhibit to the financial statements.

For the year ended March 31, 2012, total proved undeveloped reserves (PUDs) increased by 5.6 million BOE to 8.4 million BOE.  The proved undeveloped reserve additions were primarily in the Eagle Ford and approximately 72% of the additions were crude oil.  During the year ended March 31, 2012, Lucas drilled and transferred 51,000 BOE of

LUCAS ENERGY, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PUDs to proved developed reserves at a total capital cost of $8.3 million.  No proved developed non-producing BOE were transferred to proved developed reserves during the fiscal year ended March 31, 2012.

Lucas does not have a material amount of reserves that have remained undeveloped for five years or more.  In addition, our plan is to convert our PUD balance as of March 31, 2012 to proved developed reserves within five years or prior to the end of fiscal year 2016.

Our reserves concentrate mainly in the Austin Chalk and Eagle Ford formations.  At March 31, 2012, Lucas’ net proved reserves at the Austin Chalk and Eagle Ford formations were 2.5 million BOE, or 28%, and 4.1 million BOE, or 46%, out of the total net proved developed and undeveloped reserves of 8.8 million BOE.

The following table sets forth Lucas’ net reserves in BOE by reserve category and by formation at March 31, 2012 and 2011:

		Proved
	Proved	Developed	Proved	Total
	Developed	Non-Producing	Undeveloped	Proved
Austin Chalk
At March 31, 2012	170,209	-	2,290,064	2,460,273
At March 31, 2011	51,725	-	1,394,110	1,445,835

Eagle Ford
At March 31, 2012	195,432	-	3,877,769	4,073,201
At March 31, 2011	29,012	-	1,395,368	1,424,380

Buda
At March 31, 2012	21,296	-	2,240,403	2,261,699
At March 31, 2011	2,120	-	-	2,120

Other
At March 31, 2012	15,423	-	-	15,423
At March 31, 2011	36,407	-	-	36,407

Total
At March 31, 2012	402,360	-	8,408,236	8,810,596
At March 31, 2011	119,264	-	2,789,478	2,908,742

LUCAS ENERGY, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities. The following table sets forth the capitalized costs relating to Lucas’ crude oil and natural gas producing activities at March 31, 2012 and 2011:

	At March 31,
	2012	2011
Proved leasehold costs	$35,454,781	$6,043,061
Costs of wells and development	29,858,429	17,504,183
Capitalized asset retirement costs	927,165	305,646
Total cost of oil and gas properties	66,240,375	23,852,890
Oil and gas properties
not subject to amortization	-	797,950
Accumulated depreciation and depletion	(5,625,961)	(3,709,719)
Net Capitalized Costs	$60,614,414	$20,941,121

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in Lucas’ oil and gas property acquisition, exploration and development activities for the years ended March 31, 2012 and 2011:

	2012	2011
Acquisition of properties
Proved	$32,797,515	$8,201,711
Unproved	-	797,950
Exploration costs	-	-
Development costs	12,354,246	4,631,412
Total	$45,151,761	$13,631,073

Results of Operations for Oil and Gas Producing Activities. The following table sets forth the results of operations for oil and gas producing activities for the years ended March 31, 2012 and 2011:

	2012	2011

Crude oil and natural gas revenues	$5,258,461	$3,022,085
Production costs	(4,605,979)	(1,903,285)
Depreciation and depletion	(1,916,242)	(1,227,286)
Results of operations for producing activities,
excluding corporate overhead and interest costs	$(1,263,760)	$(108,486)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves.  The following information has been developed utilizing procedures prescribed by ASC Topic 932 and based on crude oil and natural gas reserves and production volumes estimated by the independent petroleum consultants of Lucas.  The estimates were based on a 12-month average for commodity prices for the years ended March 31, 2012 and 2011.  The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating Lucas or its performance.  Further, information contained in the following table should not be considered as representative of

LUCAS ENERGY, INC.

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of Lucas.

The future cash flows presented below are based on cost rates and statutory income tax rates in existence as of the date of the projections and average prices over the preceding twelve months.  It is expected that material revisions to some estimates of crude oil and natural gas reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed, and actual prices realized and costs incurred may vary significantly from those used.

Management does not rely upon the following information in making investment and operating decisions.  Such decisions are based upon a wide range of factors, including estimates of probable and possible as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

The following table sets forth the standardized measure of discounted future net cash flows from projected production of Lucas’ oil and gas reserves as of March 31, 2012 and 2011:

	At March 31,
	2012	2011
Future cash inflows	$688,709,390	$218,750,890
Future production costs	(107,064,090)	(39,353,540)
Future development costs	(300,395,000)	(67,955,000)
Future income taxes	(72,444,823)	(27,246,082)
Future net cash flows	208,805,477	84,196,268
Discount to present value at 10% annual rate	(133,420,621)	(41,471,451)
Standardized measure of discounted future net
cash flows relating to proved oil and gas
reserves	$75,384,856	$42,724,817

Changes in Standardized Measure of Discounted Future Net Cash Flows.  The following table sets forth the changes in the standardized measure of discounted future net cash flows at March 31, for each of the two years in the period ended March 31, 2012:
	2012	2011
Standardized measure, beginning of year	$42,724,817	$39,206,493
Crude oil and natural gas sales, net of production costs	(1,059,860)	(1,118,800)
Net changes in prices and production costs	(9,255,307)	(2,458,269)
Extensions, discoveries, additions and improved recovery	41,658,210	21,585,840
Changes in estimated future development costs	(12,435,000)	(690,440)
Development costs incurred	2,410,000	1,535,000
Revisions of previous quantity estimates	(5,465,785)	(11,875,235)
Accretion of discount	5,648,786	4,751,838
Net change in income taxes	(15,196,819)	(5,451,156)
Purchases of reserves in place	22,710,732	2,606,360
Sales of reserves in place	(998,050)	(4,221,993)
Change in timing of estimated future production	4,643,132	(1,144,821)
Standardized measure, end of year	$75,384,856	$42,724,817

EXHIBITS

Exhibit No.	Description

1.1
Placement Agency Agreement by and between the Company and Roth Capital Partners, LLC dated as of April 16, 2012 (Incorporated by reference to the Company’s Form 8-K dated April 16, 2012, filed with the SEC on April 16, 2012)

3.1	Articles of Incorporation (Incorporated by reference to the Company Annual Report of Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 3.1)

3.2
Certificate of Amendment to Articles of Incorporation of Lucas Energy, Inc. (Incorporated by reference to Exhibit B to the Information Statement on Schedule 14C filed with the SEC on February 16, 2007)

3.3	Certificate of Amendment to Articles of Incorporation of Lucas Energy, Inc. (Incorporated by reference to Exhibit B to the Proxy Statement on Schedule 14A filed with the SEC on March 31, 2010)

3.4	Certificate of Amendment to Articles of Incorporation of Lucas Energy, Inc. (Incorporated by reference to the Form 8-K dated January 10, 2011, filed with the SEC on January 10, 2011)

3.5
Certificate of Designations of Series A Convertible Preferred Stock (Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2011, and incorporated herein by reference)

3.6
Certificate of Designations of Series B Convertible Preferred Stock (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on January 4, 2012, and incorporated herein by reference)

3.7	Bylaws (Incorporated by reference to the Company Annual Report of Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 3.2)

4.1	Form of Series B and C Warrant (Incorporated by reference to the Form 8-K dated December 26, 2010, filed with the SEC on December 27, 2010)

4.2	Form of Officer Stock Option Agreement (Incorporated by reference to the Form 10-K dated March 31, 2011, filed with the SEC on June 29, 2011)

4.3	Form of Director Stock Option Agreement (Incorporated by reference to the Form 10-K dated March 31, 2011, filed with the SEC on June 29, 2011)

4.4
Form of Common Stock Purchase Warrant by and between the Company and each investor dated as of April 16, 2012 (Incorporated by reference to the Company’s Form 8-K dated April 16, 2012, filed with the SEC on April 16, 2012)

10.1	Lucas Energy, Inc. 2010 Long Term Incentive Plan (Incorporated by reference to the Form S-8 filed with the SEC on April 23, 2010)

10.2
Lucas Energy, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 4, 2011 (Amendment No. 1))

10.3	Securities Purchase Agreement (Incorporated by reference to the Form 8-K dated December 26, 2010, filed with the SEC on December 27, 2010)

10.4	Employment Agreement between Lucas Energy, Inc. and William A. Sawyer, dated April 1, 2011

(Incorporated by reference to the Form 10-K dated March 31, 2011, filed with the SEC on June 29, 2011)

10.5	Employment Agreement between Lucas Energy, Inc. and K. Andrew Lai, dated February 18, 2011 (Incorporated by reference to the Form 10-K dated March 31, 2011, filed with the SEC on June 29, 2011)

10.6	Form of Amendment, Settlement and Release Agreement (Incorporated by reference to the Form 8-K dated July 18, 2011, filed with the SEC on July 19, 2011)

10.7
Purchase and Sale Agreement – Lucas Energy, Inc. and Nordic Oil USA 2 LLP (October 13, 2011)(Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on October 19, 2011 and incorporated herein by reference)

10.8
Purchase and Sale Agreement – Lucas Energy, Inc. and Nordic Oil USA 1, LLLP (October 13, 2011) (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on November 23, 2011, and incorporated herein by reference)

10.9
Promissory Note – Lucas Energy, Inc. and Nordic Oil USA 1, LLLP (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on November 23, 2011, and incorporated herein by reference)

10.10
Deed of Trust, Security Agreement, Financing Statement and Assignment of Production (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on November 23, 2011, and incorporated herein by reference)

10.11	Purchase Agreement (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on November 23, 2011, and incorporated herein by reference)

10.12
Purchase and Sale Agreement – Lucas Energy, Inc. and Hall Phoenix Energy, LLC (December 29, 2011) (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on January 4, 2012, and incorporated herein by reference)

10.13	Assignment, Conveyance and Bill of Sale (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on January 4, 2012, and incorporated herein by reference)

10.14
Form of Subscription Agreement by and between the Company and each investor in the Company’s April 2012 offering, dated as of April 16, 2012 (Incorporated by reference to the Company’s Form 8-K dated April 16, 2012, filed with the SEC on April 16, 2012)

14.1	Code of Ethics (Incorporated by reference to the Company Annual Report on Form 10-K/A, Amendment No. 1, for the fiscal year ended March 31, 2009 filed with the SEC on July 29, 2009)

16.1	Letter from GBH CPAs, PC (Incorporated by reference to the Company’s Form 8-K dated October 27, 2011, filed with the SEC on November 2, 2011)

*23.1	Consent of GBH CPAs, PC

*23.2	Consent of Hein & Associates LLP

*23.3	Consent of Forrest A. Garb & Associates, Inc.

*21.1	Subsidiaries

*31.1	Section 302 Certification of Periodic Report of Principal Executive Officer.

*31.2	Section 302 Certification of Periodic Report of Principal Financial Officer.

*32.1	Section 906 Certification of Periodic Report of Principal Executive Officer.

*32.2	Section 906 Certification of Periodic Report of Principal Financial Officer.

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

*99.2	Report of Forrest A. Garb & Associates, Inc.

* **101.INS	XBRL Instance Document.

* **101.SCH	XBRL Schema Document.

* **101.CAL	XBRL Calculation Linkbase Document.

* **101.LAB	XBRL Label Linkbase Document.

* **101.PRE	XBRL Presentation Linkbase Document.

* Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Balance Sheets –March 31, 2012 and 2011, (ii) the Consolidated Statements of Operations - Year Ended March 31, 2012 and 2011, (iii) Consolidated Statements of Stockholders’ Equity – March 31, 2012 and 2011; (iv) the Consolidated Statements of Cash Flows - Year Ended March 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCAS ENERGY, INC.

BY:     /s/ K. ANDREW LAI
           K. Andrew Lai
           Chief Financial Officer
           (Principal Financial and Accounting Officer and Duly Authorized Officer)

Dated:   June 29, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. FRED HOFHEINZ J. Fred Hofheinz	Chairman	June 29, 2012

/s/ WILLIAM A. SAWYER William A. Sawyer	President, CEO, and Director (Principal Executive Officer)	June 29, 2012

/s/ K. ANDREW LAI K. Andrew Lai	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	June 29, 2012

/s/ W. ANDREW KRUSEN W. Andrew Krusen	Director	June 29, 2012

/s/ PETER K. GRUNEBAUM Peter K. Grunebaum	Director	June 29, 2012