Form 10-Q
period 2012-06-30
LUCAS ENERGY, INC.
filed 2012-08-14
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	25,025,785 (as of August 3, 2012)

 LUCAS ENERGY, INC.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2012 and March 31, 2012	3

	Condensed Consolidated Statements of Operations for the three-month periods ended June 30, 2012 and 2011	4

	Condensed Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2012 and 2011	5

	Notes to the Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	21

ITEM 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	22

ITEM 1A.	Risk Factors	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 4.	Mine Safety Disclosures	22

ITEM 6.	Exhibits	22

SIGNATURES	23

EXHIBIT INDEX	24

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

LUCAS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2012	2012
ASSETS
Current Assets
Cash	$679,388	$683,979
Accounts Receivable	752,149	1,416,819
Inventories	63,868	63,868
Other Current Assets	193,444	199,677
Current Portion of Note Receivable	60,760	60,157
Total	1,749,609	2,424,500

Property and Equipment
Oil and Gas Properties (Full Cost Method)	69,150,678	66,240,375
Other Property and Equipment	661,750	646,611
Total Property and Equipment	69,812,428	66,886,986
Accumulated Depletion, Depreciation and Amortization	(6,523,780)	(5,716,989)
Total Property and Equipment, Net	63,288,648	61,169,997

Other Assets	416,214	426,570

Total Assets	$65,454,471	$64,021,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$5,451,739	$8,605,490
Common Stock Payable	75,830	84,431
Accrued Expenses	1,417,064	1,686,096
Advances From Working Interest Owners	1,748,407	1,349,066
Notes Payable	22,000,000	22,000,000
Asset Retirement Obilgation	90,000	90,000
Current Portion of Long-Term Debt	485,673	76,894
Total	31,268,713	33,891,977

Asset Retirement Obligation	1,081,152	985,152
Notes Payable	16,167	25,489
Commitments and Contingencies (see Note 8)

Stockholders' Equity
Preferred Stock Series A, 2,000 Shares Authorized of
$0.001 Par, 2,000 Shares issued and Outstanding	3,095,600	3,095,600
Preferred Stock Series B, 3,000 Shares Authorized of
$0.001 Par, 2,824 Shares issued and Outstanding	5,166,754	5,166,754
Common Stock, 100,000,000 Shares Authorized of $0.001 Par,
22,748,909 Shares Issued and 22,712,009 Outstanding Shares
at June 30, 2012 and 19,581,657 Issued and 19,544,757
Outstanding Shares at March 31, 2012, respectively	22,749	19,582
Additional Paid in Capital	41,665,340	35,791,345
Accumulated Deficit	(16,812,845)	(14,905,673)
Common Stock Held in Treasury, 36,900 Shares	(49,159)	(49,159)
Total Stockholders' Equity	33,088,439	29,118,449

Total Liabilities and Stockholders' Equity	$65,454,471	$64,021,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three Months Ended June 30	2012	2011

Net Operating Revenues
Crude Oil	$1,712,951	$1,204,420
Natural Gas	4,854	28,027
Total	1,717,805	1,232,447
Operating Expenses
Lease Operating Expenses	929,755	601,483
Severance and Property Taxes	93,179	59,775
Depreciation, Depletion,
Amortization and Accretion	821,791	407,933
General and Administrative	1,448,219	1,044,715
Total	3,292,944	2,113,906
Operating Loss	(1,575,139)	(881,459)
Other Expense, Net	9,136	846
Interest Expense	(341,169)	(3,487)
Loss Before Income Taxes	(1,907,172)	(884,100)
Income Tax Provision	-	-
Net Loss	$(1,907,172)	$(884,100)

Net Loss Per Share
Basic and Diluted	$(0.09)	$(0.05)
Weighted Average Number of
Common Shares Outstanding
Basic and Diluted	22,141,785	16,844,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Three Months Ended June 30	2012	2011
Cash Flows from Operating Activities
Reconciliation of Net Loss to
Net Cash Provided by (Used in) Operating Activities:
Net Loss	$(1,907,172)	$(884,100)
Items Not Requiring Cash
Depreciation, Depletion, Amortization and Accretion	821,791	407,933
Share-Based Compensation	97,748	104,610
Changes in Components of Working Capital and Other Assets
Accounts Receivable	664,670	139,572
Prepaid Expenses and Other Current Assets	6,233	65,212
Accounts Payable and Accrued Expenses	(3,270,597)	(1,295,810)
Advances from Working Interest Owners	399,341	625,463
Other Assets	-	(500)
Changes in Components of Working Capital
Associated with Investing Activities	3,088,317	1,036,950
Net Cash Provided by (Used in) Operating Activities	(99,669)	199,330

Investing Cash Flows
Additions of Oil and Gas Properties	(2,379,303)	(882,389)
Additions of Other Property and Equipment	(15,139)	(23,000)
Proceeds from Sale of Oil and Gas Properties	-	71,196
Payments Received on Notes Receivable	9,753	-
Changes in Components of Working
Capital Associated with Investing Activities	(3,088,317)	(1,036,950)
Net Cash Used in Investing Activities	(5,473,006)	(1,871,143)

Financing Cash Flows
Net Proceeds from the Sale of Common Stock	5,618,627	-
Repayment of Borrowings	(50,543)	(9,838)
Net Cash Provided by (Used in) Financing Activities	5,568,084	(9,838)

Decrease in Cash and Cash Equivalents	(4,591)	(1,681,651)
Cash and Cash Equivalents at Beginning of the Period	683,979	2,471,108
Cash and Cash Equivalents at End of the Period	$679,388	$789,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 - GENERAL

History. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006.

Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements of Lucas Energy, Inc., together with its subsidiaries (collectively, Lucas or the Company) have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lucas' annual report filed with the SEC on Form 10-K for the year ended March 31, 2012.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the condensed consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2012 as reported in Form 10-K have been omitted.

Fiscal Year. The Company's fiscal year ends on the last day of March of the calendar year.  The Company refers to the twelve-month periods ended March 31, 2013 and 2012 as our 2013 and 2012 fiscal year, respectively.

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

Lucas' condensed consolidated financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations, as well as those related to the fair value of stock options, stock warrants and stock issued for services.

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

Lucas has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2012. The Company’s policy is to classify assessments, if any, for tax related interest and penalties as interest expense.

Concentration of Credit Risk.  Financial instruments that potentially subject Lucas to concentration of credit risk consist of accounts receivable. Accounts receivable are recorded at the invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of June 30, 2012, no allowance for doubtful accounts has been recorded.

Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2011 through December 31, 2012, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage.  At June 30, 2012, cash balances in interest-bearing accounts totaled $4,800.

Fair Value of Financial Instruments.  As of June 30, 2012 and March 31, 2012, the fair value of Lucas' cash, accounts receivable, note receivable, accounts payable and notes payable approximate their carrying values because of the short-term maturity of these instruments.

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

At June 30, 2012, stock options to purchase 456,000 Common Shares at an average exercise price of $2.88 per share and warrants to purchase 3,898,636 Common Shares at an average exercise price of $2.62 per share were outstanding.

At June 30, 2011, stock options to purchase 456,000 Common Shares at an average exercise price of $2.88 per share and warrants to purchase 5,476,642 Common Shares at an average exercise price of $2.65 per share were outstanding at June 30, 2011.

Recently Issued Accounting Standards.  In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, "Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs."  ASU 2011-04 amends the Fair Value Measurement Topic of the Accounting Standards Codification (ASC) to clarify the FASB's intent about the application of existing fair value measurement requirements and change certain principles or requirements for measuring fair value or disclosing information about fair value measurements.  ASU 2011-04 became effective for interim and annual fiscal periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material impact on Lucas’ financial statements.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income."  ASU 2011-05 is intended to increase the prominence of comprehensive income in the financial statements by requiring that an entity that reports items of comprehensive income do so in either one continuous or two consecutive financial statements.  ASU 2011-05 also requires separate presentation on the face of the financial statements for items reclassified from other comprehensive income into net income.  Subsequently, in December 2011, the FASB deferred the effective date of the provisions of ASU 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-05 not deferred by the FASB became effective for interim and annual fiscal periods beginning after December 15, 2011.  Retroactive application is required.  The adoption of ASU 2011-05 did not have a material impact on Lucas’ financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Oil and Gas Properties

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.  Properties not subject to amortization consist of acquisition, exploration and development costs, which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization.  Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $40.93 per barrel of oil equivalent (“BOE”) for the three months ended June 30, 2012, and was $30.52 per BOE for the three months ended June 30, 2011.   Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool and generally, no gain or loss is recognized.

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of June 30, 2012, no impairment of oil and gas properties was indicated.

All of Lucas' oil and gas properties are located in the United States.  Below are the components of Lucas’ oil and gas properties recorded at cost as of June 30, 2012:

Amount
Proved leasehold costs	$36,233,356
Costs of wells and development	31,909,157
Capitalized asset retirement costs	1,008,165
Total oil & gas properties	69,150,678
Accumulated depreciation and depletion	(6,415,961)
Net Capitalized Costs	$62,734,717

The following table sets forth the changes in the total cost of oil and gas properties during the three months ended June 30, 2012:

Amount
Balance at beginning of period	$66,240,375
Acquisition using:
Cash	50,000
Assumption of note	450,000
Tangible and intangible drilling
costs and title related expenses	2,329,303
Other non-cash transactions	81,000
Balance at end of period	$69,150,678

Acquisitions using cash and tangible and intangible drilling costs and title related expenses for the three months ended June 30, 2012 totaled to $2,379,303.

Other Property and Equipment

On November 21, 2011, Lucas entered into a purchase agreement for a building in Gonzales County for $450,000 to be used as office space.  Pursuant to the agreement, the Company agreed to pay $325,000 in the form of a promissory note to be repaid in monthly installments. The final payment was made on May 1, 2012.

NOTE 3 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the retirement of oil and gas property and equipment for the three-month periods ended June 30, 2012 and 2011.  Lucas recorded short-term asset retirement obligations of $90,000 as of June 30, 2012.

	Three Months Ended June 30,
	2012	2011
Carrying amount at beginning of year	$1,075,152	$409,112
Accretion	15,000	9,000
Additions for purchase of oil and gas property	81,000	-
Carrying amount at end of year	$1,171,152	$418,112
NOTE 4 – NOTE PAYABLE

In November 2011, Lucas closed a purchase and sale transaction with Nordic Oil USA I, LLLP (Nordic 1), with an effective date of July 1, 2011, to purchase all of Nordic 1’s interests in certain oil, gas and mineral leases, rights and assets located in Gonzales, Karnes and Wilson Counties, Texas, which represented all of Nordic 1's interests in the existing two capital programs operated by Lucas.  Pursuant to the transaction, Lucas agreed to pay $22.0 million to Nordic 1 in the form of a non-recourse senior secured promissory note.  As such, Nordic 1's only recourse is against the properties acquired in the transaction, and the note is not secured by any of the Company’s other assets. The note is due on or before November 17, 2012 and bears interest at 6% per annum.  As of June 30, 2012, Lucas has accrued approximately $957,000 of interest payable for this note.

NOTE 5 – STOCKHOLDERS' EQUITY

Preferred Stock

As of June 30, 2012, Lucas had 2,000 shares of Series A Convertible Preferred Stock issued and outstanding and 2,824 shares of Series B Convertible Preferred Stock issued and outstanding.  The shares of preferred stock were issued for property acquisitions and were recorded at the fair value of the shares on the date of issuance.  Each share of both the Series A and Series B Convertible Preferred Stock is convertible into 1,000 shares of the Company’s common stock.  Both Series have no liquidation preference and no maturity date.  The Series B Preferred Stock has dividend rights when and if cash dividends are declared by the Company on an “if converted” basis. Additionally, the conversion rate of the Series A and B Convertible Preferred Stock adjusts automatically in connection with and in proportion to any dividends payable by the Company in common stock.

Common Stock

The following summarizes Lucas' common stock activity during the three-month period ended June 30, 2012:

		Common Shares
		Issued
	Amount	Per Share		Shares	Treasury	Outstanding
Balance at March 31, 2012				19,581,657	(36,900)	19,544,757
Unit Offering	$5,518,627	$1.87	(1)	2,950,000	-	2,950,000
Warrants Exercised	100,000	1.00		100,000	-	100,000
Share-Based Compensation	207,676	1.77		117,252	-	117,252
Balance at June 30, 2012				22,748,909	(36,900)	22,712,009

(1)
In April 2012, the Company sold an aggregate of 2,950,000 units at $2 each, with each unit consisting of one share of Company common stock (the "Shares") and 0.35 of a warrant to purchase one share of the Company's common stock at an exercise price of $2.30 per share (the "Warrants") in a registered direct offering.  A total of 2,950,000 Shares and 1,032,500 Warrants were sold in connection with the offering.  The Company received an aggregate of $5,900,000 (or $2 per unit) in gross funding and approximately $5,500,000 (or $1.87 per unit) in net proceeds after paying commissions and other expenses associated with the offering. The Company used the net proceeds to pay down expenses related to drilling, lease operating and workover activities; and for general corporate purposes, including general and administrative expenses.

See Note 7 – Share-Based Compensation for information on common stock activity related to Share-Based Compensation, including shares granted to the board of directors, officers, employees and consultants.

Warrants

During the three months ended June 30, 2012, warrants to purchase 100,000 shares with an exercise price of $1 per share were exercised.  The warrants were issued in connection with the sale of units in a private equity placement in September 2009.  As discussed above, in April 2012, the Company issued 1,032,500 warrants with an exercise price of $2.30 in connection with the unit offering.  None of the Company’s outstanding warrants expired during the three months ended June 30, 2012.

The following is a summary of the Company's outstanding warrants at June 30, 2012:

Warrants		Exercise	Expiration	Intrinsic Value
Outstanding		Price ($)	Date	at June 30, 2011
205,000	(1)	1.00	August 31, 2012	$377,200
150,630	(2)	2.98	July 3, 2014	-
2,510,506	(3)	2.86	July 3, 2016	-
1,032,500	(4)	2.30	October 19, 2017	-
				$377,200

(1)	Warrants issued in connection with the sale of units in a private equity placement in September 2009.
(2)	Placement agent warrants issued in connection with the sale of units in the Company's unit offering in December 2010.
(3)	Series B Warrants issued in connection with the sale of units in the Company’s unit offering in December 2010.
(4)
Warrants issued in connection with the sale of units in the Company’s unit offering in April 2012. The warrants will not be exercisable until October 19, 2012 and will remain exercisable thereafter until October 19, 2017.

NOTE 6 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2013 fiscal year and consequently, recorded no provision or benefit for income taxes for the three months ended June 30, 2012.

NOTE 7 – SHARE-BASED COMPENSATION

In accordance with the provisions of ASC Topic 718, Lucas measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Common Stock

Lucas awarded 117,252 shares of its common stock with an aggregate grant date fair value of $207,676 during the three-month period ended June 30, 2012, which was valued based on the trading value of Lucas’ common stock on the date of grant.  The shares were awarded according to the employment agreements with certain officers and other managerial personnel.

Stock Options

None of the Company’s outstanding options expired, were exercised or forfeited during the three months ended June 30, 2012.

The following table sets forth stock option activity for the three-month periods ended June 30, 2012 and 2011:

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock Options	Grant Price	Stock Options	Grant Price
Outstanding at March 31	456,000	$2.88	256,000	$1.96
Granted	-	-	200,000	4.05
Outstanding at June 30	456,000	$2.88	456,000	$2.88

During the quarter ended June 30, 2012, Lucas did not grant any stock options.  Lucas did grant stock options to purchase 200,000 shares to an officer valued at $604,000 during the three months ended June 30, 2011.  The grant date fair values of the stock options are amortized and recognized as compensation expenses over the service period.

Compensation expense related to stock options granted during the three-month period ended June 30, 2012 was approximately $50,900. The options vest 25% on each of the first four anniversary dates and have a 5 year exercise period.  The exercise prices for the options equal the closing price of the Company stock on the grant dates.  All issuances were valued at fair value on the date of grant based on the market value of Lucas’ common stock using the Black Scholes option pricing model with the following weighted average assumptions used for grants; dividend yield of 0.00%; expected volatility of 116%; risk-free interest rate of 1.31% and expected term of 3.1 years.

Options outstanding and options exercisable at June 30, 2012 had no intrinsic value.  Options outstanding and options exercisable at June 30, 2011 had an intrinsic value of $224,600 and $80,640, respectively.  The intrinsic value is based upon the difference between the market price of Lucas’ common stock on the date of exercise and the grant price of the stock options.

The following tabulation summarizes the remaining terms of the options outstanding:

Exercise	Remaining	Options	Options
Price	Life (Yrs)	Outstanding	Exercisable
$2.07	3.20	96,000	96,000
$1.94	3.60	160,000	40,000
$4.05	3.70	200,000	50,000
	Total	456,000	186,000

As of June 30, 2012, total unrecognized stock-based compensation expense related to all non-vested stock options was $548,530, which is being recognized over a weighted average period of approximately 2.7 years.

On December 16, 2011, the shareholders of the Company approved the Company's 2012 Stock Incentive Plan (the 2012 Plan).  The 2012 Plan is intended to secure for the Company the benefits arising from ownership of the Company's common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company's future growth. The 2012 Plan provides an opportunity for any employee, officer, director or consultant of the Company to receive incentive stock options (to eligible employees only), nonqualified stock options, restricted stock, stock awards, and shares in performance of services. As of June 30, 2012, there were 1,386,301 shares available for issuance under the 2012 Plan.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – POSTRETIREMENT BENEFITS

On April 1, 2011, Lucas established a matched defined contribution savings plan for its employees.  During the three months ended June 30, 2012 and June 30, 2011, Lucas' total costs recognized for the savings plan were approximately $8,600 and $7,300, respectively.

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the three-month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011
Interest	$341,169	$3,487
Income taxes	-	-

Non-cash investing and financing activities for the three-month periods ended June 30, 2012 and 2011 included the following:

	Three Months Ended June 30,
	2012	2011
Issuance of common stock for the
purchase of certain oil and gas properties	$-	$411,000
Increase in asset retirement obligations	81,000	9,000
Net assumption of note payable
in acquisition of oil and gas properties	450,000	-

NOTE 11 – SUBSEQUENT EVENTS

In July 2012, the holder of our Series B Convertible Preferred Stock converted 2,270 shares of such Series B Convertible Preferred Stock into 2,270,000 shares of our common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this report, and should be read in conjunction with management’s discussion and analysis contained in Lucas’ Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the 2012 Annual Report) and related discussion of our business and properties contained therein.  The terms "Company," "Lucas Energy," "Lucas," "we," "us" and "our" refer to Lucas Energy, Inc. and its subsidiary. See also, “Cautionary Note Regarding Forward-Looking Statements”, below.

General

Lucas Energy, Inc., a Nevada corporation, is an independent oil and gas company based in Houston, Texas. Lucas Energy, Inc. together with its subsidiary, LEI Alcalde Holdings, LLC explores for, develops, produces and markets primarily crude oil and to a much lesser extent, natural gas, from various known productive geological formations, including the Austin Chalk, Eagle Ford and Buda formations, primarily in Gonzales, Wilson, Karnes and Atascosa Counties south of the City of San Antonio; and the Eaglebine formation in Leon and Madison Counties north of the City of Houston in Texas.  Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006.  Our goal is to acquire, develop, and produce crude oil and natural gas from areas located in, or near, established oil fields.

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

At June 30, 2012, the Company had leasehold interests (working interests) in approximately 27,000 gross acres.  Total net developed and undeveloped acreage as measured from the surface to the base of the Austin Chalk formation was approximately 21,900 acres.  The Company has approximately 5,900 net acres in the Eagle Ford (and lower depths) in the southern part of the Eagle Ford trend near San Antonio, Texas.  Further, the Company has approximately 3,700 net acres in the Eaglebine area of the Eagle Ford trend to the north of Houston, Texas.

At the end of June 2012, Lucas was producing approximately 430 BOPD (approximately 260 BOPD net) from 56 active well bores, of which 11 wells accounted for more than half of the production.  The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well.  An affiliate of Marathon Oil Corporation operates two Eagle Ford horizontal wells, in each of which we have a 15% working interest.  The wells have produced a cumulative of approximately 120,000 barrels of oil through July 31, 2012 recently put on artificial lift.

At March 31, 2012, Lucas Energy's total estimated net proved reserves were 8.8 million barrels of oil equivalent (BOE), of which 7.0 million barrels (BBLs) were crude oil reserves, and 10.7  million cubic feet (MMCF) were natural gas reserves (see Supplemental Information to Consolidated Financial Statements).  As of June 30, 2012, Lucas employed 16 full-time employees.  We also utilized approximately 10 contractors on an "as-needed" basis to carry out various functions of the Company, including but not limited to field operations, land administration, corporate activity and information technology maintenance.

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

General

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

Operations and New Drilling

During the first three months of the 2013 fiscal year, the Company had very little new activity in either drilling or workovers.  The Company did however complete the drilling of two new laterals from existing well bores in the Austin Chalk formation.

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

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three months ended June 30, 2012 and 2011 should be read in conjunction with the condensed consolidated financial statements of Lucas Energy and notes thereto included in this Quarterly Report on Form 10-Q.  As used below, the abbreviations "Bbls" stands for barrels, "Mcf" for thousand cubic feet and "Boe" for barrels of oil equivalent on the basis of six Mcf per barrel.

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

We reported a net loss for the three months ended June 30, 2012 of $1.9 million, or $0.09 per share. For the same period a year ago, we reported a net loss of $0.9 million, or $0.05 per share. Our net loss increased by $1.0 million primarily due to increased operating expenses and interest expenses, partially offset by an increase in operating revenues.

The following table sets forth the operating results and production data for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,			%
	2012	2011	Incr(Decr)	Incr(Decr)
Sale Volumes:
Crude Oil (Bbls)	19,077	12,167	6,910	57%
Natural Gas (Mcf)	1,463	4,100	(2,637)	-64%
Total (Boe)	19,321	12,850	6,471	50%

Crude Oil (Bbls per day)	210	134	76	57%
Natural Gas (Mcf per day)	16	45	(29)	-64%
Total (Boe per day)	213	142	71	50%

Average Sale Price:
Crude Oil ($/Bbl)	$89.79	$98.99	$(9.20)	-9%
Natural Gas ($/Mcf)	$3.32	$6.84	$(3.52)	-51%

Net Operating Revenues:
Crude Oil	$1,712,951	$1,204,420	$508,531	42%
Natural Gas	4,854	28,027	(23,173)	-83%
Total Revenues	$1,717,805	$1,232,447	$485,358	39%

Oil and Gas Revenues

Total crude oil and natural gas revenues for the three months ended June 30, 2012 increased to $1.7 million from $1.2 million for the same period a year ago due primarily to a favorable volume variance of $0.6 million offset by an unfavorable price variance of $0.1 million.

Operating and Other Expenses

	Three Months Ended June 30,		Increase	%
	2012	2011	(Decrease)	Incr(Decr)
Lease Operating Expenses	$929,755	$601,483	$328,272	55%
Severance and Property Taxes	93,179	59,775	33,404	56%
Depreciation,
Depletion, and Amortization	821,791	407,933	413,858	101%

General and Administrative	$1,350,472	$940,105	$410,367	44%
Share-Based Compensation	97,747	104,610	(6,863)	-7%
Total General and Administrative Expense	$1,448,219	$1,044,715	$403,504	39%

Interest Expense	$341,169	$3,487	$337,682	9684%

Lease Operating Expenses

Lease operating expenses increased $0.3 million for the current quarter as compared to the prior year period principally due to higher work-over costs of $0.2 million as well as increased production costs of $0.1 million from expanded efforts during the current quarter to increase production volumes from existing wells.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A increased $0.4 million primarily due to an increase in production for the current quarter ended June 30, 2012 totaling 6,471 barrels of oil equivalent in excess of the prior year period.  The rate per Boe increased from $30.52 to $40.93.

General and Administrative Expenses

General and administrative expenses, including share-based compensation, increased $0.4 million for the current quarter as compared to the prior year’s quarter.  The increase is primarily due to higher employee-related costs of $0.2 million and higher legal and other professional fees of $0.1 million.

Interest Expense

During the three months ended June 30, 2012, we incurred interest expense of approximately $341,000 on the Nordic 1 note issued in connection with the property acquisition in late 2011.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of cash for Lucas during the three months ended June 30, 2012 were funds generated from sales of crude oil and natural gas production and proceeds from sale of shares of the Company's common stock. The primary uses of cash were funds used in operations and additions of oil and gas properties.

At June 30, 2012, our total current liabilities of $31.3 million exceeded our total current assets of $1.7 million due primarily to the $22.0 million non-recourse senior secured promissory note issued in connection with the Nordic 1 acquisition.  The Company intends to repay the note and the accrued interest on or before the note's maturity date using proceeds from one of or a combination of various sources, which may include the sale of its Eagle Ford and Eaglebine formation acreage, joint venture arrangements, sales of crude oil and natural gas production, exercise of warrants issued to investors in conjunction with the previously completed equity offerings, and entering into farm-out agreements and other arrangements with strategic partners, among other alternatives.  In the event that the Company is not successful in obtaining any funds from these sources, the Company might be forced to reduce its discretionary spending in workover of its existing wells, curtail drilling and other activities or be forced to sell some assets on an untimely or unfavorable basis, which could have a material adverse effect on our business, financial condition and results of operations.

Cash Flow

Net cash used in operating activities was $0.1 million for the three months ended June 30, 2012 as compared to net cash provided by operating activities of $0.2 million for the same period a year ago. The increase in net cash used in operating activities of $0.3 million was due primarily to an increase in cash operating expenses of $0.8 million, partially offset by an increase in crude oil sales of $0.5 million.

Net cash used in investing activities was $5.5 million for the three months ended March 31, 2012 as compared to net cash used in investing activities of $1.9 million for the same period a year ago.  The increase in net cash used in investing activities of $3.6 million is due primarily to a $1.5 million increase in additions of oil and gas properties and a $2.1 million unfavorable change in working capital components associated with investing activities.

Net cash provided by financing activities of $5.6 million was mainly related to the issuances of shares of our common stock for the three months ended June 30, 2012.  Net cash used in financing activities of $9,838 for the three months ended June 30, 2011 was solely due to the repayment of borrowings.

The only material debt that the Company has other than the accounts payable and accrued interest is the $22.0 million non-recourse senior secured promissory note issued in connection with the Nordic Oil USA I, LLLP (Nordic 1), acquisition.  In November 2011, Lucas entered into a purchase and sale agreement with Nordic 1, with an effective date of July 1, 2011, to purchase all of Nordic 1’s interests in certain oil, gas and mineral leases, rights and assets located in Gonzales, Karnes and Wilson Counties, Texas, which represent all of Nordic 1's interests in the existing two capital programs operated by Lucas (the “Nordic 1 Transaction”).  Lucas paid $22 million to Nordic 1 in the form of a non-recourse senior secured promissory note.  The note bears interest at 6% per annum and both the principal and interest are due and payable on or before November 17, 2012.  As of June 30, 2012, $23 million was outstanding under the note including interest accrued but not paid.

In April 2012, the Company closed its registered direct offering of $5.9 million (approximately $5.5 million net, after deducting commissions and other expenses) of securities to certain institutional investors. In total, the Company sold 2.95 million units at a price of $2 per unit. Each unit consists of one share of the Company's common stock and 0.35 of a warrant to purchase one share of the Company's common stock. Each warrant can be exercised to purchase one share of the Company's common stock at an exercise price of $2.30 per share and will become exercisable after six months from the closing date of the offering and for a period of five years thereafter. A total of 2,950,000 shares and 1,032,500 warrants were sold in connection with the offering.  The Company used the net proceeds received from the offering to pay down expenses related to drilling, lease operating, and workover activities and for general corporate purposes, including general and administrative expenses.

Moving forward, Lucas plans to continue to focus a substantial portion of its capital expenditures in various known prolific and productive geological formations, including the Austin Chalk, Eagle Ford and Buda formations, primarily in Gonzales, Wilson, Karnes and Atascosa Counties south of the City of San Antonio, Texas and in the Eaglebine formation in Leon and Madison Counties north of the City of Houston, Texas.  Lucas expects capital expenditures to be greater than cash flow from operating activities for the 2013 fiscal year.  To cover the anticipated shortfall, our business plan includes selling certain non-core assets, establishing a reserve-based line of credit, bank borrowings, and equity and debt offerings.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended, (the Exchange Act).  These forward-looking statements are generally located in the material set forth under the headings “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

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

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “will,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of our Annual Report on Form 10-K, and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012 (2012 Annual Report), as filed with the SEC on June 29, 2012.  The information in such risk factors, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2012, the holder of our Series B Convertible Preferred Stock converted 2,270 shares of such Series B Convertible Preferred Stock into 2,270,000 shares of our common stock.

We claim an exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”), for the above conversion as the securities were exchanged by the Company with its existing security holder exclusively in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description

*31.1	Section 302 Certification of Periodic Report of Principal Executive Officer.

*31.2	Section 302 Certification of Periodic Report of Principal Financial Officer.

*32.1	Section 906 Certification of Periodic Report of Principal Executive Officer.

*32.2	Section 906 Certification of Periodic Report of Principal Financial Officer.

* **101.INS	XBRL Instance Document.

* **101.SCH	XBRL Schema Document.

* **101.CAL	XBRL Calculation Linkbase Document.

***101.DEF	XBRL Definition Linkbase Document

* **101.LAB	XBRL Label Linkbase Document.

* **101.PRE	XBRL Presentation Linkbase Document.

* Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets –June 30, 2012 and March 31, 2012, (ii) the Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2012 and 2011; and (iv) Notes to Condensed Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCAS ENERGY, INC.
(Registrant)

Date: August 14, 2012

By:  /s/ K. ANDREW LAI
K. Andrew Lai
Chief Financial Officer
(Principal Financial Officer and
 Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

*31.1	Section 302 Certification of Periodic Report of Principal Executive Officer.

*31.2	Section 302 Certification of Periodic Report of Principal Financial Officer.

*32.1	Section 906 Certification of Periodic Report of Principal Executive Officer.

*32.2	Section 906 Certification of Periodic Report of Principal Financial Officer.

* **101.INS	XBRL Instance Document.

* **101.SCH	XBRL Schema Document.

* **101.CAL	XBRL Calculation Linkbase Document.

***101.DEF	XBRL Definition Linkbase Document

* **101.LAB	XBRL Label Linkbase Document.

* **101.PRE	XBRL Presentation Linkbase Document.

* Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets –June 30, 2012 and March 31, 2012, (ii) the Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2012 and 2011; and (iv) Notes to Condensed Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.