Form 10-Q
period 2012-09-30
LUCAS ENERGY, INC.
filed 2012-11-13
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	26,696,680 (as of November 5, 2012)

LUCAS ENERGY, INC.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2012 and March 31, 2012	3

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011 and the six months ended September 30, 2012 and 2011	4

	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2012 and 201	5

	Notes to the Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	23

ITEM 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

SIGNATURES	27

EXHIBIT INDEX	28

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	March 31,
	2012	2012
ASSETS
Current Assets
Cash	$ 326,484	$ 683,979
Accounts Receivable	1,678,013	1,416,819
Inventories	66,766	63,868
Other Current Assets	362,426	199,677
Current Portion of Note Receivable	-	60,157
Total	2,433,689	2,424,500

Property and Equipment
Oil and Gas Properties (Full Cost Method)	70,394,934	66,240,375
Other Property and Equipment	673,888	646,611
Total Property and Equipment	71,068,822	66,886,986
Accumulated Depletion, Depreciation and Amortization	(7,685,317)	(5,716,989)
Total Property and Equipment, Net	63,383,505	61,169,997
Other Assets	1,290	426,570

Total Assets	$ 65,818,484	$ 64,021,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$ 5,272,890	$ 8,605,490
Common Stock Payable	71,840	84,431
Accrued Expenses	662,333	1,062,763
Advances From Working Interest Owners	1,654,653	1,349,066
Asset Retirement Obligation, current	90,000	90,000
Interests Payable	1,294,334	623,333
Notes Payable	22,000,000	22,000,000
Current Portion of Long-Term Debt	379,623	76,894
Total	31,425,673	33,891,977

Asset Retirement Obligation	1,096,152	985,152
Long-Term Debt	6,564	25,489
Commitments and Contingencies (see Note 8)

Stockholders' Equity
Preferred Stock Series A, 2,000 Shares Authorized of
$0.001 Par, 2,000 Shares Issued and Outstanding	3,095,600	3,095,600
Preferred Stock Series B, 3,000 Shares Authorized of
$0.001 Par, 2,824 Shares Issued and Outstanding at March 31, 2012	-	5,166,754
Common Stock, 100,000,000 Shares Authorized of $0.001 Par,
26,718,645 Shares Issued and 26,681,745 Outstanding Shares
at September 30, 2012 and 19,581,657 Issued and 19,544,757
Outstanding Shares at March 31, 2012	26,718	19,582
Additional Paid in Capital	48,551,100	35,791,345
Accumulated Deficit	(18,334,164)	(14,905,673)
Common Stock Held in Treasury, 36,900 Shares, at Cost	(49,159)	(49,159)
Total Stockholders' Equity	33,290,095	29,118,449

Total Liabilities and Stockholders' Equity	$ 65,818,484	$ 64,021,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Operating Revenues
Crude Oil	$2,702,465	$927,924	$4,415,416	$2,132,344
Natural Gas	30,344	39,518	35,198	67,545
Total	2,732,809	967,442	4,450,614	2,199,889
Operating Expenses
Lease Operating Expenses	1,153,151	1,033,286	2,082,906	1,634,769
Severance and Property Taxes	134,201	59,749	227,380	119,524
Depreciation, Depletion, Amortization
Amortization, and Accretion	1,176,537	290,933	1,998,328	698,866
General and Administrative	1,446,630	1,386,663	2,894,849	2,431,377
Total	3,910,519	2,770,631	7,203,463	4,884,536
Operating Loss	(1,177,710)	(1,803,189)	(2,752,849)	(2,684,647)
Other Income (Expense), Net	6,751	(292,555)	15,887	(291,709)
Interest Expense	(350,360)	(2,355)	(691,529)	(5,842)
Loss Before Income Taxes	(1,521,319)	(2,098,099)	(3,428,491)	(2,982,198)
Income Tax Provision	-	-	-	-
Net Loss	$(1,521,319)	$(2,098,099)	$(3,428,491)	$(2,982,198)

Net Loss Per Share
Basic and Diluted	$(0.06)	$(0.11)	$(0.15)	$(0.17)
Average Number of Common Shares
Basic and Diluted	24,763,982	18,714,267	23,456,220	17,780,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities
Reconciliation of Net Loss to
Net Cash Used in Operating Activities:
Net Loss	$(3,428,491)	$(2,982,198)
Items Not Requiring Cash
Depreciation, Depletion, Amortization and Accretion	1,998,328	698,866
Share-Based Compensation	200,108	217,551
Non-Operating Expense Relating to Exercise of Warrants	-	293,277
Changes in Components of Working Capital and Other Assets
Accounts Receivable	(261,194)	121,495
Inventories	(2,898)	(66,268)
Prepaid Expenses and Other Current Assets	(162,749)	37,657
Accounts Payable, Accrued Expenses and Interests Payable	(2,913,832)	308,459
Advances from Working Interest Owners	305,587	(357,399)
Other Assets	-	(40,500)
Changes in Components of Working Capital
Associated with Investing Activities	3,067,562	(314,274)
Net Cash Used in Operating Activities	(1,197,579)	(2,083,334)

Investing Cash Flows
Additions of Oil and Gas Properties	(3,152,747)	(5,023,330)
Additions of Other Property and Equipment	(27,277)	(41,661)
Proceeds from Sale of Oil and Gas Properties	-	100,096
Payments Received on Notes Receivable	14,625	-
Changes in Components of Working Capital Associated with
Investing Activities	(3,067,562)	314,274
Net Cash Used In Investing Activities	(6,232,961)	(4,650,621)

Financing Cash Flows
Net Proceeds from Exercises of Warrants	412,501	5,760,373
Net Proceeds from Sales of Common Stock	6,826,740	-
Repayment of Borrowings	(166,196)	(17,477)
Net Cash Provided by Financing Activities	7,073,045	5,742,896

Decrease in Cash and Cash Equivalents	(357,495)	(991,059)
Cash and Cash Equivalents at Beginning of the Period	683,979	2,471,108
Cash and Cash Equivalents at End of the Period	$326,484	$1,480,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 - GENERAL

History. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006.

Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements of Lucas Energy, Inc., together with its subsidiaries (collectively, "Lucas" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lucas's annual report filed with the SEC on Form 10-K for the year ended March 31, 2012.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the condensed consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2012 as reported in Form 10-K have been omitted.

Fiscal Year. The Company's fiscal year ends on the last day of March of the calendar year.  The Company refers to the twelve-month periods ended March 31, 2013 and 2012 as its 2013 and 2012 fiscal year, respectively.

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

Lucas has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2012. The Company’s policy is to classify assessments, if any, for tax related interest and penalties as interest expense.

Concentration of Credit Risk.  Financial instruments, that potentially subject Lucas to concentration of credit risk, consist of accounts receivable. Accounts receivable are recorded at the invoiced amount and generally do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of September 30, 2012, no allowance for doubtful accounts was recorded.

Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2011 through December 31, 2012, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage.  At September 30, 2012, cash balances in interest-bearing accounts totaled $4,800.

Fair Value of Financial Instruments.  As of September 30, 2012 and March 31, 2012, the fair value of Lucas's cash, accounts receivable, note receivable, accounts payable and notes payable approximate their carrying values because of the short-term maturity of these instruments.

Earnings per Share of Common Stock.  Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of shares of the Company's common stock ("Common Shares") outstanding during the period. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased. Common stock equivalents, for example, stock option, warrant and convertible preferred stock, are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.

At September 30, 2012, stock options to purchase 456,000 Common Shares at an average exercise price of $2.88 per share and warrants to purchase 3,893,636 Common Shares at an average exercise price of $2.67 per share were outstanding.

Subsequent Events. Lucas evaluated all transactions from September 30, 2012 through the financial statement issuance date for subsequent event disclosure.

Recently Issued Accounting Standards.  There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Oil and Gas Properties

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.  Properties not subject to amortization consist of acquisition, exploration and development costs, which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization.  Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $40.93 per barrel of oil equivalent (“BOE”) for the three months ended September 30, 2012, and was $30.50 per BOE for the three months ended September 30, 2011.  Amortization expense calculated per equivalent physical unit of production amounted to $40.93 per BOE for the six months ended September 30, 2012, and was $30.47 per BOE for the six months ended September 30, 2011.  Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool and generally, no gain or loss is recognized.

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of September 30, 2012, no impairment of oil and gas properties was indicated.

All of Lucas's oil and gas properties are located in the United States.  Below are the components of Lucas's oil and gas properties recorded at cost as of September 30, 2012:

Proved leasehold costs	$36,832,565
Costs of wells and development	32,554,203
Capitalized asset retirement costs	1,008,166
Total oil and gas properties	70,394,934
Accumulated depreciation and depletion	(7,559,716)
Net capitalized costs	$62,835,218

The following table sets forth the changes in the total cost of oil and gas properties during the six months ended September 30, 2012:

Balance at beginning of period	$66,240,375
Acquisition of oil and gas interests using
Cash	50,000
Assumption of note	450,000
Receivable extinguished	470,812
Tangible and intangible drilling costs
and title related expenses	3,102,747
Other non-cash transactions	81,000
Balance at end of period	$70,394,934

Acquisitions using cash and tangible and intangible drilling costs and title related expenses for the six months ended September 30, 2012 totaled to $3,152,747.

Other Property and Equipment

In November 2011, Lucas entered into a purchase agreement for a building in Gonzales County, Texas, for $450,000 to be used as office space.  Pursuant to the agreement, the Company agreed to pay $325,000 in the form of a promissory note to be repaid in monthly installments. The final payment was made on May 1, 2012.

NOTE 3 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the retirement of oil and gas property and equipment for the six-month period ended September 30, 2012.  Lucas did not have any short-term asset retirement obligations as of September 30, 2012.

Carrying amount at beginning of period	$1,075,152
Accretion	30,000
Additions for purchase of oil and gas property	81,000
Carrying amount at end of period	$1,186,152

NOTE 4 – NOTE PAYABLE

In November 2011, Lucas closed a purchase and sale transaction with Nordic Oil USA I, LLLP ("Nordic 1"), with an effective date of July 1, 2011, to purchase all of Nordic 1’s interests in certain oil, gas and mineral leases, rights and assets located in Gonzales, Karnes and Wilson Counties, Texas, which represented all of Nordic 1's interests in the existing two capital programs operated by Lucas.  Pursuant to the transaction, Lucas agreed to pay $22.0 million to Nordic 1 in the form of a non-recourse senior secured promissory note.  As such, Nordic 1's only recourse is against the properties acquired in the transaction, and the note is not secured by any of the Company’s other assets. The note is due on or before November 17, 2012 and bears interest at 6% per annum.  The Company is in discussion with Nordic 1 regarding making various modifications to the note, which include, among other items, an extension of the term and maturity date of the note.  In the event that the note is not modified, the Company intends to return to Nordic 1 the oil and gas properties underlying the note pursuant to the note agreement.  The quantities of proved developed and proved undeveloped crude oil reserves of the properties were estimated to be approximately 35 thousand barrels and 1.2 million barrels, respectively.  As of September 30, 2012, Lucas has accrued approximately $1,294,000 of interest payable for this note.

NOTE 5 – STOCKHOLDERS' EQUITY

Preferred Stock

As of September 30, 2012, Lucas had 2,000 shares of Series A Convertible Preferred Stock issued and outstanding and no shares of Series B Convertible Preferred Stock issued and outstanding.  The shares of preferred stock were issued for property acquisitions and were recorded at the fair value of the shares on the date of issuance.  Each share of both the Series A and Series B Convertible Preferred Stock is convertible into 1,000 shares of the Company’s common stock.  Both Series have no liquidation preference and no maturity date.  The Series B Preferred Stock has dividend rights when and if cash dividends are declared by the Company on an “if converted” basis. Additionally, the conversion rate of the Series A and B Convertible Preferred Stock adjusts automatically in connection with and in proportion to any dividends payable by the Company in common stock.

Common Stock

The following summarizes Lucas's common stock activity during the six-month period ended September 30, 2012:

		Common Shares
		Issued
	Amount	Per Share	Shares		Treasury	Outstanding
Balance at March 31, 2012			19,581,657		(36,900)	19,544,757
Unit Offerings
April 2012	$ 5,518,627	$ 1.87	2,950,000	(1)	-	2,950,000
September 2012	1,308,113	1.64	800,000	(2)	-	800,000
Preferred Stock Series B Conversion	-	-	2,824,000	(3)	-	2,824,000
Warrants Exercised	412,501	1.00	412,501		-	412,501
Share-Based Compensation	259,178	1.72	150,487		-	150,487
Balance at September 30, 2012			26,718,645		(36,900)	26,681,745

(1)
In April 2012, the Company sold an aggregate of 2,950,000 units at $2 each, with each unit consisting of one share of Company common stock and 0.35 of a warrant to purchase one share of the Company's common stock at an exercise price of $2.30 per share in a registered direct offering.  A total of 2,950,000 shares and 1,032,500 warrants were sold in connection with the offering.  The Company received an aggregate of $5,900,000 (or $2 per unit) in gross funding and approximately $5,500,000 (or $1.87 per unit) in net proceeds after paying commissions and other expenses associated with the offering. The Company used the net proceeds to pay down expenses related to drilling, lease operating and workover activities; and for general corporate purposes, including general and administrative expenses.

(2)
In September 2012, the Company sold an aggregate of 800,000 units at $1.65 each, with each unit consisting of one share of Company common stock and 0.25 of a warrant to purchase one share of the Company’s common stock at an exercise price of $2.00 per share in a registered direct offering. A total of 800,000 shares and 200,000 warrants were sold in connection with the offering.  The Company received an aggregate of $1,320,000 (or $1.65 per unit) in gross funding and approximately $1,308,000 (or $1.64 per unit) in net proceeds after paying related expenses associated with the offering.  The Company did not pay any commission in connection with the offering. The Company used the net proceeds to pay down expenses related to drilling, lease operating and workover activities; and for general corporate purposes, including general and administrative expenses.

(3)
In connection with the December 2011 purchase of certain oil, gas and mineral leases, rights and assets located in Leon, Madison and Wilson Counties, Texas, Lucas issued 2,824 shares of the Company’s Series B Convertible Preferred Stock. Each of the shares was convertible into 1,000 shares of the Company’s common stock. All of these shares of Series B Convertible Preferred Stock were converted into shares of the Company’s common stock during the quarter ended September 30, 2012.

See Note 7 – Share-Based Compensation for information on common stock activity related to Share-Based Compensation, including shares granted to the board of directors, officers, employees and consultants.

Warrants

During the six months ended September 30, 2012, warrants to purchase 412,500 shares of the Company's common stock with an exercise price of $1 per share were exercised.  These warrants were issued in connection with the sale of units in a private equity placement in September 2009.  Of all the warrants issued in September 2009, 5,000 warrants were not exercised and expired during the three months ended September 30, 2012.   As discussed above, the Company issued 1,032,500 warrants with an exercise price of $2.30 in connection with the April 2012 unit offering and 200,000 warrants with an exercise price of $2.00 in connection with the September 2012 unit offering.

The following is a summary of the Company's outstanding warrants at September 30, 2012:

Warrants		Exercise	Expiration	Intrinsic Value
Outstanding		Price ($)	Date	at September 30, 2012
150,630	(1)	2.98	July 3, 2014	$-
2,510,506	(2)	2.86	July 3, 2016	-
1,032,500	(3)	2.30	October 19, 2017	41,300
200,000	(4)	2.00	September 12, 2013	68,000
3,893,636				$109,300

(1)
Placement agent warrants issued in connection with the sale of units in the Company's unit offering in December 2010. The warrants were not exercisable until July 4, 2011 and will remain exercisable thereafter until July 3, 2014.

(2)
Series B Warrants issued in connection with the sale of units in the Company’s unit offering in December 2010. The Series B Warrants became exercisable on July 4, 2011 and will remain exercisable thereafter until July 3, 2016.

(3)
Warrants issued in connection with the sale of units in the Company’s unit offering in April 2012. The warrants will not be exercisable until October 19, 2012, and will remain exercisable thereafter until October 19, 2017.

(4)	Warrants issued in connection with the sale of units in the Company’s unit offering in September 2012.

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

NOTE 6 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2013 fiscal year and consequently, recorded no provision or benefit for income taxes for the six months ended September 30, 2012.

NOTE 7 – SHARE-BASED COMPENSATION

In accordance with the provisions of ASC Topic 718, Lucas measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Common Stock

Lucas awarded 33,235 and 57,006 shares of its common stock with an aggregate grant date fair value of $51,501 and $98,390 during the three-month and six-month periods ended September 30, 2012, respectively, which were valued based on the trading value of Lucas’s common stock on the dates of grant.  The shares were awarded according to the employment agreements with certain officers and other managerial personnel.

In April 2011, Lucas issued 125,000 shares of its common stock, which were previously accrued for and valued at $498,750 as of March 31, 2011, to a business consultant for his services provided during the 2011 fiscal year.

Stock Options

None of the Company’s outstanding options expired, were exercised or forfeited during the six months ended September 30, 2012.

The following table sets forth stock option activity for the six-month periods ended September 30, 2012 and 2011:

	Six Months Ended		Six Months Ended
	September 30, 2012		September 30, 2011
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock Options	Grant Price	Stock Options	Grant Price
Outstanding at March 31	456,000	$ 2.88	256,000	$ 1.96
Granted	-	-	200,000	4.05
Outstanding at September 30	456,000	$ 2.88	456,000	$ 2.88

Exercisable at September 30	96,000	$ 2.00	96,000	$ 2.00

Lucas did not grant any stock options during the six months ended September 30, 2012.  In April 2011, Lucas granted stock options to purchase 200,000 shares of common stock to an officer valued at approximately $604,000. The grant date fair values of the stock options are amortized and recognized as compensation expenses over the service period.

Compensation expense related to stock options granted during the three-month and six-month periods ended September 30, 2012 was $50,860 and $101,718, respectively. The options vest 25% on each of the first four anniversary dates and have a 5 year exercise period.  The exercise prices for the options equal the closing price of the Company stock on the grant dates.  All issuances were valued at fair value on the date of grant based on the market value of Lucas’ common stock using the Black Scholes option pricing model with the following weighted average assumptions used for grants; dividend yield of 0.00%; expected volatility of 116%; risk-free interest rate of 1.31% and expected term of 3.1 years.

Options outstanding and exercisable at September 30, 2012 had an intrinsic value of $48,640.  Options outstanding and exercisable at September 30, 2011 had no intrinsic value.  The intrinsic value is based upon the difference between the market price of Lucas’s common stock on the date of exercise and the grant price of the stock options.

The following tabulation summarizes the remaining terms of the options outstanding:

Exercise	Remaining	Options	Options
Price	Life (Yrs)	Outstanding	Exercisable
$2.00	2.95	96,000	96,000
$1.94	3.35	160,000	40,000
$4.05	3.45	200,000	50,000
	Total	456,000	186,000

As of September 30, 2012, total unrecognized stock-based compensation expense related to all non-vested stock options was $497,671, which is being recognized over a weighted average period of approximately 2.4 years.

On December 16, 2011, the shareholders of the Company approved the Company's 2012 Stock Incentive Plan (the 2012 Plan).  The 2012 Plan is intended to secure for the Company the benefits arising from ownership of the Company's common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company's future growth. The 2012 Plan provides an opportunity for any employee, officer, director or consultant of the Company to receive incentive stock options (to eligible employees only), nonqualified stock options, restricted stock, stock awards, and shares in performance of services. There were 1,353,066 shares and 1,288,131 shares available for issuance under the 2012 Plan as of September 30, 2012, and November 5, 2012, respectively.

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

NOTE 9 – POSTRETIREMENT BENEFITS

Lucas maintains a matched defined contribution savings plan for its employees.  During the three-month and six-month periods ended September 30, 2012, Lucas's total costs recognized for the savings plan were $9,560 and $18,141, respectively.  During the three-month and six-month periods ended September 30, 2011, Lucas’s total costs recognized for the savings plan were approximately $7,400 and $14,700 respectively.

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the six-month periods ended September 30, 2012 and 2011:

	Six Months Ended September 30,
	2012	2011
Interest	$(20,529)	$(6,842)
Income taxes	-	-

Non-cash investing and financing activities for the six-month periods ended September 30, 2012 and 2011 included the following:

	Six Months Ended September 30,
	2012	2011

Issuance of common stock for the purchase
of certain oil and gas properties	-	$441,000
Increase in asset retirement obligations	$81,000	9,000
Net assumption of note payable
in acquisition of oil and gas properties	450,000	-
Extinguishment of note receivable in
exchange of certain oil and gas properties	470,812	-
Conversion of preferred stock to
common stock	5,163,930	-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this report, and should be read in conjunction with management’s discussion and analysis contained in Lucas’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the "2012 Annual Report") and related discussion of our business and properties contained therein.  The terms "Company," "Lucas Energy," "Lucas," "we," "us" and "our" refer to Lucas Energy, Inc. and its subsidiary. See also, “Cautionary Note Regarding Forward-Looking Statements,” below.

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

At September 30, 2012, the Company had leasehold interests (working interests) in approximately 27,770 gross acres.  Total net developed and undeveloped acreage as measured from the surface to the base of the Austin Chalk formation was approximately 21,845 acres.  The Company has approximately 6,225 net acres in the Eagle Ford (and lower depths) in the southern part of the Eagle Ford trend near San Antonio, Texas.  Further, the Company has approximately 3,745 net acres in the Eaglebine area of the Eagle Ford trend to the north of Houston, Texas.

At the end of September 2012, Lucas was producing approximately 360 BOPD (approximately 220 BOPD net) from 67 active well bores, of which 10 wells accounted for almost 85% of the production.  The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well.  An affiliate of Marathon Oil Corporation operates two Eagle Ford horizontal wells, in each of which we have a 15% working interest.  The wells produced a cumulative of approximately 120,000 barrels of oil through July 31, 2012 and were recently put on artificial lift.

At March 31, 2012, Lucas Energy's total estimated net proved reserves were 8.8 million barrels of oil equivalent (BOE), of which 7.0 million barrels (BBLs) were crude oil reserves, and 10.7  million cubic feet (MMCF) were natural gas reserves (see Supplemental Information to Consolidated Financial Statements of the 2012 Annual Report).  Lucas is currently reviewing these reserves.  As of September 30, 2012, Lucas employed 19 full-time employees.  We also utilized approximately 10 contractors on an "as-needed" basis to carry out various functions of the Company, including but not limited to field operations, land administration, corporate activity and information technology maintenance.

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

Operations and New Drilling

During the first six months of the 2013 fiscal year, the Company had very little new activity in either drilling or workovers.

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

Experienced management team with proven acquisition, operating and financing capabilities. Mr. William A. Sawyer, our Chief Executive Officer, has 35 years of oil and gas experience.  His operations experience includes ARCO, Houston Oil & Minerals, Superior Oil and ERCO.  Mr. Sawyer is a registered professional engineer and is the founder of Exploitation Engineers, a petroleum consulting firm. He is complemented by Anthony C. Schnur, our recently appointed Chief Financial Officer, who has 15 years of oil and gas industry experience.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three-month and six-month periods ended September 30, 2012 and 2011 should be read in conjunction with the condensed consolidated financial statements of Lucas Energy and notes thereto included in this Quarterly Report on Form 10-Q.  As used below, the abbreviations "NGL" stands for natural gas liquids, "Bbls" stands for barrels, "Mcf" for thousand cubic feet and "Boe" for barrels of oil equivalent on the basis of six Mcf per barrel.

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

We reported a net loss for the three months ended September 30, 2012 of $1.5 million, or $0.06 per share. For the same period a year ago, we reported a net loss of $2.1 million, or $0.11 per share. Our net loss decreased by $0.6 million primarily due to an increase in net operating revenues of $1.8 million, partially offset by an increase in operating expenses of $1.1 million.

The following table sets forth the operating results and production data for the three-month periods ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Increase	%
	2012	2011	(Decrease)	Incr(Decr)
Sale Volumes:
Crude Oil (Bbls)	27,204	10,674	16,530	155%
Natural Gas & NGL (Mcf)	4,326	8,739	(4,413)	-50%
Total (Boe)	27,925	12,131	15,794	130%

Crude Oil (Bbls per day)	299	116	183	158%
Natural Gas & NGL (Mcf per day)	48	95	(47)	-49%
Total (Boe per day)	307	132	175	133%

Average Sale Price:
Crude Oil ($/Bbl)	$99.34	$86.93	$12.41	14%
Natural Gas & NGL ($/Mcf)	$7.01	$4.52	$2.49	55%

Net Operating Revenues:
Crude Oil	$2,702,465	$927,924	$1,774,541	191%
Natural Gas & NGL	30,344	39,518	(9,174)	-23%
Total Revenues	$2,732,809	$967,442	$1,765,367	182%

Oil and Gas Revenues

Total crude oil and natural gas revenues for the three months ended September 30, 2012 increased $1.8 million, or 182%, to $2.7 million from $1.0 million for the same period a year ago due primarily to a favorable crude oil volume variance of $1.6 million and a slightly favorable crude oil price variance of less than $0.1 million.

Operating and Other Expenses

	Three Months Ended September 30,		Increase	%
	2012	2011	(Decrease)	Incr(Decr)
Lease Operating Expenses	$1,153,151	$1,033,286	$119,865	12%
Severance and Property Taxes	134,201	59,749	74,452	125%
Depreciation, Depletion, and Amortization	1,176,537	290,933	885,604	304%

General and Administrative ("G&A")	$1,348,270	$1,273,721	$74,549	6%
Share-Based Compensation	98,360	112,942	(14,582)	-13%
Total G&A Expense	$1,446,630	$1,386,663	$59,967	4%

Other Income (Expense), Net	6,751	(292,555)	299,306
Interest Expense	(350,360)	(2,355)	(348,005)

Lease Operating Expenses

Lease operating expenses increased $0.1 million for the current quarter as compared to the prior year period principally due to higher lease rental expenses.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A increased $0.9 million primarily due to an increase in production of 15,794 Boe.  The DD&A rate per Boe also increased from $30.50 to $40.93.

General and Administrative Expenses

G&A expenses, including share-based compensation, for the current quarter remained basically the same as that of the prior year's quarter, increased $0.1 million, or 4%.  The slight increase was primarily due to higher employee-related costs.

Other Income (Expense), Net

            Other Income (Expense) for the quarter ended September 30, 2011, primarily consisted of $293,277 representing the increase in the value of the Series C Warrants as a result of the modification of the warrant agreements to incentivize the warrant holders to exercise the warrants. The value was calculated based on the Black Scholes option pricing model.

Interest Expense

During the three months ended September 30, 2012, we incurred interest expense of $350,360 on the Nordic 1 note issued during a property acquisition (described in greater detail below under “Liquidity and Capital Resources”).

Six Months Ended September 30, 2012 vs. Six Months Ended September 30, 2011

We reported a net loss for the six months ended September 30, 2012 of $3.4 million, or $0.15 per share. For the same period a year ago, we reported a net loss of $3.0 million, or $0.17 per share. Our net loss increased by $0.4 million primarily due to an increase in total operating expenses of $2.3 million and interest expense of $0.7 million, partially offset by an increase in net operating revenues of $2.3 million and a decrease in other expenses of $0.3 million.

The following table sets forth the operating results and production data for the six months ended September 30, 2012 and 2011.

	Six Months Ended September 30,			%
	2012	2011	Increase	Increase
Sale Volumes:
Crude Oil (Bbls)	46,281	22,841	23,440	103%
Natural Gas & NGL (Mcf)	5,789	12,839	(7,050)	-55%
Total (Boe)	47,246	24,981	22,265	89%

Crude Oil (Bbls per day)	253	125	128	102%
Natural Gas & NGL (Mcf per day)	32	70	(38)	-54%
Total (Boe per day)	258	137	121	88%

Average Sale Price:
Crude Oil ($/Bbl)	$95.40	$93.36	$2.04	2%
Natural Gas & NGL ($/Mcf)	$6.08	$5.26	$0.82	16%

Net Operating Revenues:
Crude Oil	$4,415,416	$2,132,344	$2,283,072	107%
Natural Gas & NGL	35,198	67,545	(32,347)	-48%
Total Revenues	$4,450,614	$2,199,889	$2,250,725	102%

Oil and Gas Revenues

Total crude oil and natural gas revenues for the six months ended September 30, 2012 increased $2.3 million, or 102%, to $4.5 million from $2.2 million for the same period a year ago due primarily to a favorable crude oil volume variance of $2.2 million coupled with a slight favorable crude oil price variance of $0.1 million.

Operating and Other Expenses

	Six Months Ended September 30,		Increase	%
	2012	2011	(Decrease)	Incr(Decr)
Lease Operating Expenses	$2,082,906	$1,634,769	$448,137	27%
Severance and Property Taxes	227,380	119,524	107,856	90%
Depreciation, Depletion, and Amortization	1,998,328	698,866	1,299,462	186%

General and Administrative	$2,698,742	$2,213,826	$484,916	22%
Share-Based Compensation	196,107	217,551	(21,444)	-10%
Total G&A Expense	$2,894,849	$2,431,377	$463,472	19%

Other Income (Expense), Net	15,887	(291,709)	307,596
Interest Expense	(691,529)	(5,842)	(685,687)

Lease Operating Expenses

Lease operating expenses increased $0.4 million for the current period as compared to the prior year period principally due to increased production costs of $0.2 million from expanded efforts during the current period to increase production volumes from existing wells, to higher lease rental expenses of $0.1 million and higher work-over costs of $0.1 million.

Depreciation, Depletion, Amortization and Accretion

DD&A increased $1.3 million primarily due to an increase in production of 22,265 Boe.  The DD&A rate per Boe also increased from $30.47 to $40.93.

General and Administrative Expenses

           G&A expenses, including share-based compensation, increased $0.5 million, or 19%, for the six months ended September 30, 2012 as compared to the prior year period.  The increase is primarily due to higher employee-related costs of $0.3 million and rental expenses of $0.1 million.

Other Income (Expense), Net

Other Income (Expense) for the six-month period ended September 30, 2011, primarily consisted of an expense of $293,277 representing the increase in the value of the Series C Warrants as a result of the modification of the warrant agreements to incentivize the warrant holders to exercise the warrants in August 2011. The value was calculated based on the Black Scholes option pricing model.

Interest Expense

During the six months ended September 30, 2012, we incurred interest expense of $691,529 on the Nordic 1 note issued during a property acquisition (described in greater detail below under “Liquidity and Capital Resources”).

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of cash for Lucas during the six months ended September 30, 2012 were funds generated from sales of crude oil and natural gas production and proceeds from sale of units consisting of shares of the Company's common stock and warrants to purchase shares of common stock. The primary uses of cash were funds used in operations and additions of oil and gas properties.

At September 30, 2012, our Total Current Liabilities of $31.4 million exceeded our Total Current Assets of $2.4 million due primarily to the $22.0 million non-recourse senior secured promissory note issued in November 2011 in connection with the Nordic 1 acquisition.  The note holder is Nordic Oil USA I, LP ("Nordic 1") and the note has a maturity date of November 17, 2012.  The Company is in discussion with Nordic 1 regarding making various modifications to the note, which include, among other items, an extension of the term and maturity date of the note.  Based on the previous dealings with Nordic 1 and the ongoing affable relationship between the two companies, Lucas is hopeful that the parties will reach an agreement in the near future which will not require Lucas to repay the note on the maturity date.  In the event that the note is not modified, the Company intends to return to Nordic 1 the oil and gas properties underlying the note pursuant to the note agreement.  The estimated quantities of proved developed and proved undeveloped crude oil reserves of the properties are approximately 35 thousand barrels and 1.2 million barrels, respectively.

In April 2012, the Company closed its registered direct offering of $5.9 million (approximately $5.5 million net, after deducting commissions and other expenses) of securities to certain institutional investors. In total, the Company sold 2.95 million units at a price of $2 per unit. Each unit consists of one share of the Company's common stock and 0.35 of a warrant to purchase one share of the Company's common stock. Each warrant can be exercised to purchase one share of the Company's common stock at an exercise price of $2.30 per share and will become exercisable after six months from the closing date of the offering and for a period of five years thereafter. A total of 2,950,000 shares and 1,032,500 warrants were sold in connection with the offering.  In September 2012, the Company sold an aggregate of 800,000 units to certain selected investors.  Each unit consists of one share of the Company’s common stock and 0.25 of a warrant to purchase one share of the Company’s common stock at an exercise price of $2.00 per share with a term of one year, at a price of $1.65 per unit, for an aggregate of $1,320,000 in total gross funding.  The Company used the funds raised in the offerings to pay down expenses related to drilling, lease operating, workover activities and for general corporate purposes, including general and administrative expenses.

    The only material debt that the Company has other than the accounts payable and accrued interest is the $22.0 million non-recourse senior secured promissory note issued in connection with the Nordic Oil USA I, LLLP (Nordic 1), acquisition.  In November 2011, Lucas entered into a purchase and sale agreement with Nordic 1, with an effective date of July 1, 2011, to purchase all of Nordic 1’s interests in certain oil, gas and mineral leases, rights and assets located in Gonzales, Karnes and Wilson Counties, Texas, which represent all of Nordic 1's interests in the existing two capital programs operated by Lucas (the “Nordic 1 Transaction”).  Lucas paid $22 million to Nordic 1 in the form of a non-recourse senior secured promissory note.  The note bears interest at 6% per annum and both the principal and interest are due and payable on or before November 17, 2012.  As of September 30, 2012, approximately $23 million was outstanding under the note including interest accrued but not paid.

Moving forward, Lucas plans to continue to focus a substantial portion of its capital expenditures in various known prolific and productive geological formations, including the Austin Chalk, Eagle Ford and Buda formations, primarily in Gonzales, Wilson, Karnes and Atascosa Counties south of the City of San Antonio, Texas and in the Eaglebine formation in Leon and Madison Counties north of the City of Houston, Texas.  Lucas expects capital expenditures to be greater than cash flow from operating activities for the 2013 fiscal year.  To cover the anticipated shortfall, our business plan includes selling certain non-core assets, establishing a reserve-based line of principal on our credit, bank borrowings, and equity and debt offerings.

Cash Flows.

Net cash used in operating activities for the six months ended September 30, 2012 decreased $0.9 million to $1.2 million from $2.1 million for the prior year period.  The 0.9 million decrease was primarily due to favorable increased revenues of $2.3 million, partially offset by an increase of cash operating expenses of $1.1 million and an unfavorable changes in working capital and other assets of $0.3 million.

Net cash used in investing activities for the six months ended September 30, 2012 of $6.2 million increased by $1.5 million compared to net cash used in investing activities of $4.7 million for the prior year period due primarily to an unfavorable changes in working capital of $3.1 million and a decrease in net proceeds from the sale of oil and gas properties of $0.1 million, partially offset by a decrease in additions of oil and gas properties of $1.8 million.

Net cash provided by financing activities for the six months ended September 30, 2012 was $7.1 million resulting primarily from the proceeds from the unit offerings as discussed above.  For the six months ended September 30, 2011, net cash provided by financing activities was $5.8 million resulting primarily from the exercise of the Series C Warrants which were issued in connection with the unit offering in December 2010.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the six months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We claim an exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended, for the above conversion as the securities were exchanged by the Company with its existing security holder exclusively in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

In August 2012, Peter K. Grunebaum, our Director, exercised 14,000 warrants to purchase shares of the Company’s common stock for aggregate consideration of $14,000 or $1.00 per share and the Company issued Mr. Grunebaum 14,000 shares of restricted common stock.

The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipient was a Director of the Company.

In August 2012, Meson Capital Partners LP (“Meson LP”), which is an affiliate of Ryan J. Morris, who became our Director effective October 1, 2012, purchased warrants to purchase 83,334 shares of common stock at an exercise price of $1.00 per share (the “Warrants”) for an aggregate of $25,000, or $0.30 per Warrant, from the Company’s Chairman, J. Fred Hofheinz, and Warrants to purchase an aggregate of 15,167 shares for an aggregate of $4,550, or $0.30 per Warrant, from Peter K. Grunebaum, a member of the Company’s Board, in private transactions, which Warrants were subsequently exercised by Meson LP for an aggregate exercise price of $98,501.  The Company subsequently issued Meson LP an aggregate of 98,501 shares of restricted common stock.

In August 2012, Gulf Standard Energy Company, LLC, which is beneficially owned by W. Andrew Krusen, Jr., our Director, exercised warrants to purchase 200,000 shares of common stock at an exercise price of $1.00 per share and was issued 200,000 shares of common stock.

The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended since the foregoing issuances and transfers did not involve a public offering, the recipient took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipient was an “accredited investor”.

In September 2012, we cancelled 20,000 shares of our common stock as part of a settlement agreement with a shareholder, which shares were originally issued in error.

In September 2012, the holder of our Series B Convertible Preferred Stock converted 554 shares of such Series B Convertible Preferred Stock into 554,000 shares of our common stock.  As a result of this conversion, there are no shares of our Series B Convertible Preferred Stock outstanding.

We claim an exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended, for the above conversions as the securities were exchanged by the Company with its existing security holders exclusively in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Use of Proceeds From Sale of Registered Securities

Our Registration Statement on Form S-3 (Reg. No. 333-179980) in connection with the sale by us of up to $10 million in securities (common stock, preferred stock, debt securities, warrants and units) was declared effective by the SEC on March 19, 2012. On September 11, 2012, we filed a Rule 424(b)(5) prospectus supplement relating to the primary offering by us of 800,000 units, with each unit consisting of one share of common stock and 0.25 of a warrant to purchase one share of the Company's common stock at an exercise price of $2.00 per share.  As of the date of the filing of this report, the offering has terminated and all units offered pursuant to the prospectus supplement were sold on September 11, 2012.   The Company received an aggregate of $1.32 million in gross funding and approximately $1.3 million in net proceeds after paying expenses associated with the offering.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description

* 31.1	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	Section 906 Certification of Periodic Report of Principal Financial Officer.

* **101.INS	XBRL Instance Document.

* **101.SCH	XBRL Schema Document.

* **101.CAL	XBRL Calculation Linkbase Document.

* **101.DEF	XBRL Definition Linkbase Document.

* **101.LAB	XBRL Label Linkbase Document.

* **101.PRE	XBRL Presentation Linkbase Document.

* Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets –September 30, 2012 and March 31, 2012, (ii) the Condensed Consolidated Statements of Operations - Three and Six Months Ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows - Six Months Ended September 30, 2012 and 2011; and (iv) Notes to Condensed Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCAS ENERGY, INC. (Registrant)
Date: November 13, 2012
	By:	/s/ ANTHONY C. SCHNUR
Anthony C. Schnur
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

* 31.1	Section 302 Certification of Periodic Report of Principal Executive Officer.

* 31.2	Section 302 Certification of Periodic Report of Principal Financial Officer.

* 32.1	Section 906 Certification of Periodic Report of Principal Executive Officer.

* 32.2	Section 906 Certification of Periodic Report of Principal Financial Officer.

* **101.INS	XBRL Instance Document.

* **101.SCH	XBRL Schema Document.

* **101.CAL	XBRL Calculation Linkbase Document.

* **101.DEF	XBRL Definition Linkbase Document.

* **101.LAB	XBRL Label Linkbase Document.

* **101.PRE	XBRL Presentation Linkbase Document.

* Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets –September 30, 2012 and March 31, 2012, (ii) the Condensed Consolidated Statements of Operations - Three and Six Months Ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows - Six Months Ended September 30, 2012 and 2011; and (iv) Notes to Condensed Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.