Form 10-Q
period 2012-12-31
LUCAS ENERGY, INC.
filed 2013-02-14
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	26,714,507 (as of February 7, 2013)

LUCAS ENERGY, INC.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of December 31, 2012 and March 31, 2012	3

	Condensed Consolidated Statements of Operations for the three months ended December 31, 2012 and 2011 and the nine months ended December 31, 2012 and 2011	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and 2011	5

	Notes to the Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	23

ITEM 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	24

ITEM 1A.	Risk Factors	25

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 4.	Mine Safety Disclosures	26

ITEM 6.	Exhibits	27

SIGNATURE		28

EXHIBIT INDEX		29

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2012	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$3,653,103	$683,979
Accounts Receivable	1,024,725	1,416,819
Inventories	66,766	63,868
Other Current Assets	338,440	199,677
Current Portion of Note Receivable	-	60,157
Total	5,083,034	2,424,500

Property and Equipment
Oil and Gas Properties (Full Cost Method)	66,673,053	66,240,375
Other Property and Equipment	686,778	646,611
Total Property and Equipment	67,359,831	66,886,986
Accumulated Depletion, Depreciation and Amortization	(8,524,119)	(5,716,989)
Total Property and Equipment, Net	58,835,712	61,169,997
Other Assets	1,315	426,570

Total Assets	$63,920,061	$64,021,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$5,619,285	$8,605,490
Common Stock Payable	15,833	84,431
Accrued Expenses	725,463	1,062,763
Advances From Working Interest Owners	1,651,658	1,349,066
Asset Retirement Obligation, current	90,000	90,000
Interests Payable	1,631,666	623,333
Notes Payable	22,000,000	22,000,000
Current Portion of Long-Term Debt	34,536	76,894
Total	31,768,441	33,891,977

Asset Retirement Obligation	1,240,151	985,152
Long-Term Debt	-	25,489
Commitments and Contingencies (see Note 10)

Stockholders' Equity
Preferred Stock Series A, 2,000 Shares Authorized of
$0.001 Par, 2,000 Shares Issued and Outstanding	3,095,600	3,095,600
Preferred Stock Series B, 3,000 Shares Authorized of
$0.001 Par, 2,824 Shares Issued and Outstanding at March 31, 2012	-	5,166,754
Common Stock, 100,000,000 Shares Authorized of $0.001 Par,
26,744,476 Shares Issued and 26,707,576 Outstanding Shares
at December 31, 2012 and 19,581,657 Issued and 19,544,757
Outstanding Shares at March 31, 2012	26,744	19,582
Additional Paid in Capital	48,919,914	35,791,345
Accumulated Deficit	(21,081,630)	(14,905,673)
Common Stock Held in Treasury, 36,900 Shares, at Cost	(49,159)	(49,159)
Total Stockholders' Equity	30,911,469	29,118,449

Total Liabilities and Stockholders' Equity	$63,920,061	$64,021,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net Operating Revenues
Crude Oil	$1,898,863	$1,298,670	$6,314,279	$3,431,014
Natural Gas	29,032	8,202	64,230	75,748
Total	1,927,895	1,306,872	6,378,509	3,506,762
Operating Expenses
Lease Operating Expenses	1,002,920	1,252,959	3,085,826	2,887,728
Severance and Property Taxes	101,688	69,275	329,068	188,800
Depreciation, Depletion, Amortization
Amortization, and Accretion	884,010	561,448	2,882,338	1,260,314
General and Administrative	2,338,493	1,430,130	5,233,542	3,861,508
Total	4,327,111	3,313,812	11,530,774	8,198,350
Operating Loss	(2,399,216)	(2,006,940)	(5,152,265)	(4,691,588)
Other Income (Expense), Net	(4,081)	303	11,806	(291,406)
Interest Expense	(343,969)	(146,783)	(1,035,498)	(152,624)
Loss Before Income Taxes	(2,747,266)	(2,153,420)	(6,175,957)	(5,135,618)
Income Tax Provision	-	-	-	-
Net Loss	$(2,747,266)	$(2,153,420)	$(6,175,957)	$(5,135,618)

Net Loss Per Share
Basic and Diluted	$(0.10)	$(0.11)	$(0.25)	$(0.28)
Average Number of Common Shares
Basic and Diluted	26,735,814	19,556,132	24,557,335	18,376,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,
	2012	2011
Cash Flows from Operating Activities
Reconciliation of Net Loss to
Net Cash Used in Operating Activities:
Net Loss	$(6,175,957)	$(5,135,618)
Items Not Requiring Cash
Depreciation, Depletion, Amortization and Accretion	2,882,338	1,260,314
Share-Based Compensation	625,283	319,894
Share-Based Compensation Related to Purchase of Stock Options	83,657	-
Non-Operating Expense Relating to Exercise of Warrants	-	293,278
Loss on sales of Property, Plant and Equipment	(2,065)	-
Changes in Components of Working Capital and Other Assets
Accounts Receivable	392,094	219,187
Inventories	(2,898)	(63,868)
Prepaid Expenses and Other Current Assets	(138,763)	37,743
Accounts Payable, Accrued Expenses and Interests Payable	(2,631,881)	3,129,767
Advances from Working Interest Owners	302,592	1,395,299
Other Assets	-	(7,128)
Changes in Components of Working Capital
Associated with Investing Activities	3,129,850	(2,544,350)
Net Cash Used in Operating Activities	$(1,535,750)	$(1,095,482)

Investing Cash Flows
Additions of Oil and Gas Properties	$(3,379,572)	$(9,863,314)
Additions of Other Property and Equipment	(60,809)	(176,618)
Proceeds from Sale of Oil and Gas Properties	4,069,948	2,210,096
Payments Received on Notes Receivable	14,600	-
Deposit for Acquisition of Property, Plant and Equipment	-	500,000
Changes in Components of Working Capital Associated with
Investing Activities	(3,129,850)	2,544,350
Net Cash Used In Investing Activities	$(2,485,683)	$(4,785,486)

Financing Cash Flows
Net Proceeds from Exercises of Warrants	$412,501	$5,760,373
Net Proceeds from Sales of Common Stock	6,826,740	-
Repayment of Borrowings	(248,684)	(95,349)
Net Cash Provided by Financing Activities	6,990,557	5,665,024

Increase (Decrease) in Cash and Cash Equivalents	$2,969,124	$(215,944)
Cash and Cash Equivalents at Beginning of the Period	683,979	2,471,108
Cash and Cash Equivalents at End of the Period	$3,653,103	$2,255,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 - GENERAL

History of the Company. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006.

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

Certain reclassifications of prior year balances have been made to conform such amounts to current year classifications.  These reclassifications have no impact on net income.

NOTE 2 – LIQUIDITY

At December 31, 2012, the Company’s Total Current Liabilities of $31.8 million exceeded its Total Current Assets of $5.1 million, resulting in a working capital deficit of $26.7 million.  The deficit was primarily due to the $22.0 million non-recourse senior secured promissory note (the “Note”) and interest payable of $1.6 million due to Nordic Oil USA I, LLLP ("Nordic”) plus the Seidler Oil & Gas drilling advancement of $1.4 million which is expected to be returned by March 31, 2013 (see Part II, Item I “Legal Proceedings”).  The Note is not secured or guaranteed by any of the Company’s assets and the only recourse for Nordic are the properties acquired in the initial transaction. Currently, the Company is in discussions with Nordic regarding the return of the assets acquired or making modifications to the Note.

We believe the combination of (i) cash on hand, (ii) the cash flow generated from our current successful operation workovers, (iii) our undeveloped acreage, and (iv) our ability to access the capital markets in both equity and debt, provides a sufficient means to conduct our current operations, meet our contractual obligations, and undertake a forward outlook on future development of our current fields.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its 2012 Annual Report.

NOTE 4 – PROPERTY AND EQUIPMENT

Oil and Gas Properties

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.  Properties not subject to amortization consist of acquisition, exploration and development costs, which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization.  Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $40.41 per barrel of oil equivalent (“BOE”) for the three months ended December 31, 2012, and was $38.89 per BOE for the three months ended December 31, 2011.  Amortization expense calculated per equivalent physical unit of production amounted to $40.73 per BOE for the nine months ended December 31, 2012, and was $30.47 per BOE for the nine months ended December 31, 2011.  Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool and generally, no gain or loss is recognized.

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of December 31, 2012, no impairment of oil and gas properties was indicated.

All of Lucas's oil and gas properties are located in the United States.  Below are the components of Lucas's oil and gas properties recorded at:

	December 31,	March 31,
	2012	2012
Proved leasehold costs	$32,355,387	$35,454,781
Costs of wells and development	33,188,001	29,858,429
Capitalized asset retirement costs	1,129,665	927,165
Total oil and gas properties	66,673,053	66,240,375
Accumulated depreciation and depletion	(8,400,716)	(5,625,961)
Net capitalized costs	$58,272,337	$60,614,414

The following table sets forth the changes in the total cost of oil and gas properties during the nine months ended December 31, 2012:

Balance at beginning of period - March 31, 2012	$66,240,375
Acquisition of oil and gas interests using
Cash	50,000
Assumption of note	450,000
Receivable extinguished	470,812
Sale of oil and gas interests provided by
Cash proceeds	(4,069,948)
Note extinguished	(269,163)
Tangible and intangible drilling costs
and title related expenses	3,329,572
Other non-cash transactions	471,405
Balance at end of period - December 31, 2012	$66,673,053

Acquisitions consisting of cash, tangible and intangible drilling costs and title related expenses for the nine months ended December 31, 2012 totaled to $3,329,572.  On November 21, 2012, the Company entered into a Purchase Agreement with a third party to sell the Company’s 0.77% net royalty interest in the oil and gas properties located on approximately 52 acres of land within the Baker Deforest Unit, located in Gonzales and Dewitt Counties, Texas, including the Baker Deforest Unit #1H, #2H, #3H, #4H and #12H wells.  The purchaser paid $4.0 million in cash in connection with the sale. The closing occurred on December 19, 2012, but was effective as of October 1, 2012.  On November 30, 2012, the Company sold five (5) wells to an oil & gas company for the extinguishment of the Company’s then outstanding note payable balance owed to such purchaser of $269,163.  The original purchase price was for $500,000, which consisted of a note for $450,000 and cash of $50,000.

Other Property and Equipment

In November 2011, Lucas entered into a purchase agreement for a building in Gonzales County, Texas, for $450,000 to be used as office space.  Pursuant to the agreement, the Company agreed to pay $325,000 in the form of a promissory note to be repaid in monthly installments. The final payment was made on May 1, 2012.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the retirement of oil and gas property and equipment for the nine-month period ended December 31, 2012.  Lucas has short-term asset retirement obligations of $90,000 as of December 31, 2012.

Carrying amount at beginning of period - March 31, 2012	$1,075,152
Accretion	52,499
Additions for purchase of oil and gas property	202,500
Carrying amount at end of period - December 31, 2012	$1,330,151

NOTE 6 – NOTE PAYABLE

In November 2011, Lucas closed a purchase and sale transaction with Nordic Oil USA I, LLLP ("Nordic"), with an effective date of July 1, 2011, to purchase all of Nordic’s interests in certain oil, gas and mineral leases, rights and assets located in Gonzales, Karnes and Wilson counties, Texas.  Pursuant to the transaction, Lucas agreed to pay $22.0 million to Nordic in the form of a non-recourse senior secured promissory note.  As such, Nordic's only recourse is against the properties acquired in the transaction, and the note is not secured or guaranteed by any of the Company’s other assets. The note was due on or before November 17, 2012 and bears interest at 6.0% per annum.  As of December 31, 2012, Lucas has accrued approximately $1.6 million of interest payable for this note.

Lucas failed to pay the Note on November 17, 2012, and although it began negotiations with Nordic at that time regarding potential solutions to the default, no definitive agreements were reached and Nordic sent Lucas a letter demanding payment in full of the Note on December 5, 2012.  Since the Company was unable to timely pay the Note at the date of the demand, Nordic filed a lawsuit against Lucas in the District Court of Harris County, Texas on December 10, 2012, making claims for the payment of the principal balance of the Note and accrued interest thereon, plus attorney’s fees in the amount of 10% of the principal and interest then owing on the note (as provided for pursuant to the terms of the Note), among others.  Pursuant to an Agreement, Lucas’s new management (which was put into place subsequent to the filing of the lawsuit) reopened discussions with Nordic regarding possibly abating the lawsuit to negotiate potential solutions.  Although the lawsuit has not yet been abated, Lucas and Nordic are still engaging in discussions, which may include, but not be limited to, the Company returning to Nordic the properties acquired.

NOTE 7 – STOCKHOLDERS' EQUITY

Preferred Stock

As of December 31, 2012, Lucas had 2,000 shares of Series A Convertible Preferred Stock issued and outstanding and no shares of Series B Convertible Preferred Stock issued and outstanding.  The shares of preferred stock were issued for property acquisitions and were recorded at the fair value of the shares on the date of issuance.  Each share of both the Series A and Series B Convertible Preferred Stock is convertible into 1,000 shares of the Company’s common stock.  Both Series have no liquidation preference and no maturity date.  The Series B Preferred Stock has dividend rights when and if cash dividends are declared by the Company on an “if converted” basis. Additionally, the conversion rate of the Series A and B Convertible Preferred Stock adjusts automatically in connection with and in proportion to any dividends payable by the Company in common stock.

Common Stock

The following summarizes Lucas's common stock activity during the nine-month period ended December 31, 2012:

		Common Shares
		Issued
	Amount	Per Share	Shares		Treasury	Outstanding
Balance at March 31, 2012			19,581,657		(36,900)	19,544,757
Unit Offerings
April 2012	$5,518,627	$1.87	2,950,000	(1)	-	2,950,000
September 2012	1,308,113	1.64	800,000	(2)	-	800,000
Preferred Stock Series B Conversion	-	-	2,824,000	(3)	-	2,824,000
Warrants Exercised	412,501	1.00	412,501		-	412,501
Share-Based Compensation	310,504	1.76	176,318		-	176,318
Balance at December 31, 2012			26,744,476		(36,900)	26,707,576

(1)
In April 2012, the Company sold an aggregate of 2,950,000 units at $2.00 each, with each unit consisting of one share of Company common stock and 0.35 of a warrant to purchase one share of the Company's common stock at an exercise price of $2.30 per share in a registered direct offering.  A total of 2,950,000 shares and 1,032,500 warrants were sold in connection with the offering.  The Company received an aggregate of $5,900,000 (or $2.00 per unit) in gross funding and approximately $5,500,000 (or $1.87 per unit) in net proceeds after paying commissions and other expenses associated with the offering. The Company used the net proceeds to pay down expenses related to drilling, lease operating and workover activities; and for general corporate purposes, including general and administrative expenses.

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

(3)
In connection with the December 2011 purchase of certain oil, gas and mineral leases, rights and assets located in Leon, Madison and Wilson counties in Texas, Lucas issued 2,824 shares of the Company’s Series B Convertible Preferred Stock. Each of the shares was convertible into 1,000 shares of the Company’s common stock. All of these shares of Series B Convertible Preferred Stock were converted into shares of the Company’s common stock during the quarter ended September 30, 2012.

See Note 9 – Share-Based Compensation for information on common stock activity related to Share-Based Compensation, including shares granted to the board of directors, officers, employees and consultants.

Warrants

During the nine months ended December 31, 2012, warrants to purchase 412,501 shares of the Company's common stock with an exercise price of $1.00 per share were exercised.  These warrants were issued in connection with the sale of units in a private equity placement in September 2009.  Of all the warrants issued in September 2009, 5,000 warrants were not exercised and expired during the three months ended September 30, 2012.   As discussed above, the Company issued 1,032,500 warrants with an exercise price of $2.30 in connection with the April 2012 unit offering and 200,000 warrants with an exercise price of $2.00 in connection with the September 2012 unit offering.

The following is a summary of the Company's outstanding warrants at December 31, 2012:

Warrants Outstanding		Exercise Price ($)	Expiration Date	Intrinsic Value at December 31, 2012
150,630	(1)	2.98	July 3, 2014	$-
2,510,506	(2)	2.86	July 3, 2016	-
1,032,500	(3)	2.30	October 19, 2017	-
200,000	(4)	2.00	September 12, 2013	-
3,893,636				$-

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

(3)
Warrants issued in connection with the sale of units in the Company’s unit offering in April 2012. The warrants became exercisable on October 19, 2012, and will remain exercisable thereafter until October 19, 2017.

(4)
Warrants issued in connection with the sale of units in the Company’s unit offering in September 2012.  The warrants were exercisable on the grant date (September 11, 2012) and remain exercisable until September 11, 2013.

In July 2011, in an effort to secure the funding for the capital expenditure program for the current fiscal year and to avoid the unpredictable nature of the financial market, the Company incentivized the institutional investors who purchased securities in the Company's December 2010 offering to exercise the Series C Warrants they purchased as part of the offering by entering into an amendment to the original Series C Warrant Agreement on July 18, 2011 (the Amendment Agreement). Net proceeds to the Company from exercises of all of the 2,510,506 Series C Warrants were approximately $5.8 million after deducting commissions paid to the placement agent.  The Company used the net proceeds for general corporate purposes, including the funding of capital expenditures.   Based on the Black Scholes option pricing model, the change in the exercise price resulted in an increase of $293,278 in the aggregate value of the Series C Warrants.  Pursuant to the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification (ASC Topic 718), the Company recorded the increase as a non-operating expense in Other Income (Expense) in the Condensed Consolidated Statements of Operations and recorded the same amount in Additional Paid in Capital in the Condensed Consolidated Balance Sheets.

NOTE 8 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2013 fiscal year and consequently, recorded no provision or benefit for income taxes for the nine months ended December 31, 2012.

NOTE 9 – SHARE-BASED COMPENSATION

In accordance with the provisions of ASC Topic 718, Lucas measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Common Stock

Lucas awarded 25,831 and 176,318 shares of its common stock with an aggregate grant date fair value of $51,501 and $310,680 during the three-month and nine-month periods ended December 31, 2012, respectively, which were valued based on the trading value of Lucas’s common stock on the dates of grant.  The shares were awarded according to the employment agreements with certain officers and other managerial personnel.

In April 2011, Lucas issued 125,000 shares of its common stock, which were previously accrued for and valued at $498,750 as of March 31, 2011, to a business consultant for his services provided during the 2011 fiscal year.

Stock Options

Of the Company’s outstanding options 305,600 expired, were exercised, or forfeited during the nine months ended December 31, 2012.

The following table sets forth stock option activity for the nine-month periods ended December 31, 2012 and 2011:

	Nine Months Ended		Nine Months Ended
	December 31, 2012		December 31, 2011
	Number of Stock Options	Weighted Average Grant Price	Number of Stock Options	Weighted Average Grant Price
Outstanding at March 31	456,000	$2.88	256,000	$1.96
Granted	760,400	1.46	200,000	4.05
Expired/Cancelled	(305,600)	3.33	-	-
Outstanding at December 31	910,800	$1.54	456,000	$2.88

Exercisable at December 31	162,000	$1.90	96,000	$2.00

Lucas granted stock options to purchase shares of common stock during the quarter ended December 31, 2012 to an officer, directors and several employees as employee based compensation. An officer was granted stock options to purchase 150,000 shares of common stock valued at approximately $166,000, directors were granted stock options to purchase 300,000 shares of common stock valued at approximately $145,000 and several employees were granted stock options to purchase 310,400 shares of common stock valued at approximately $299,000.

Compensation expense related to stock options granted to an officer during the quarter ended December 31, 2012 was $24,943. Of the 150,000 options granted to an officer, 50,000 vested immediately and the remaining 100,000 vest 50% on each of the first two anniversary dates and have a 5 year exercise period.  The exercise prices for the options equal the closing price of the Company stock on the grant dates.  All issuances were valued at fair value on the date of grant based on the market value of Lucas’ common stock using the Black Scholes option pricing model.

Compensation expense related to stock options granted to directors during the quarter ended December 31, 2012 was $4,024. The 300,000 options vest at the rate of 1/12 of such options over the period January 2013 to December 2013 and have a two year exercise period.  The exercise prices for the options equal the closing price of the Company stock on the grant dates.  All issuances were valued at fair value on the date of grant using the Black Scholes option pricing model.

Compensation expense related to stock options granted to several employees during the quarter ended December 31, 2012 was $9,967. The 310,400 options vest 25% on each of the first four anniversary dates of the grant and have a five year exercise period.  The exercise prices for the options equal the closing price of the Company stock on the grant dates.  All issuances were valued at fair value on the date of grant using the Black Scholes option pricing model.

During the quarter ended December 31, 2012, 305,600 options were cancelled due to the departure of William Sawyer, the previous Chief Executive Officer of the Company and Andrew Lai, the previous Chief Financial Officer of the Company.  According to Mr. Sawyer’s severance package, 224,000 options were cancelled for cash consideration of $200,000.  Stock-based compensation expense totaling $423,399, consisting of the remaining unrecognized compensation expense associated with these options, and the excess of the cash consideration paid for such options over their fair market value, was recognized on the transaction date.  The cash consideration of $200,000 for the cancellation of options along with Mr. Sawyer’s salary per his employment agreement will be paid through March 2014.

Compensation expense related to stock options granted during the three-month and nine-month periods ended December 31, 2012 was $433,681 and $535,399, respectively.

Options outstanding and exercisable at December 31, 2012 and December 31, 2011 had no intrinsic value.  The intrinsic value is based upon the difference between the market price of Lucas’s common stock on the date of exercise and the grant price of the stock options.

The following tabulation summarizes the remaining terms of the options outstanding:

Exercise	Remaining	Options	Options
Price	Life (Yrs)	Outstanding	Exercisable
$2.00	2.70	72,000	72,000
$1.94	3.10	78,400	40,000
$1.74	4.85	150,000	50,000
$1.15	1.95	300,000	-
$1.63	4.85	310,400	-
	Total	910,800	162,000

As of December 31, 2012, total unrecognized stock-based compensation expense related to all non-vested stock options was $570,958, which is being recognized over a weighted average period of approximately 3.3 years.

On December 16, 2011, the shareholders of the Company approved the Company's 2012 Stock Incentive Plan (the 2012 Plan).  The 2012 Plan is intended to secure for the Company the benefits arising from ownership of the Company's common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company's future growth. The 2012 Plan provides an opportunity for any employee, officer, director or consultant of the Company to receive incentive stock options (to eligible employees only), nonqualified stock options, restricted stock, stock awards, and shares in performance of services. There were 705,183 shares available for issuance under the 2012 Plan as of December 31, 2012.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings. The Company is periodically named in legal actions arising from normal business activities. Lucas evaluates the merits of these actions and, if the Company determines that an unfavorable outcome is probable and can be reasonably estimated, we will establish the necessary reserves.  There are two lawsuits, one filed by Seidler Oil & Gas, L.P. (“Seidler”), against Lucas and its former Chief Executive Officer and former Chief Financial Officer, and another filed by Knight Capital Americas, LLC (“Knight”), against Lucas.  Lucas has settled the lawsuit with Seidler, and while continuing to dispute the merits of Knight’s claims, does not anticipate any material losses as a result of these commitments and contingent liabilities (see Part II, Item I “Legal Proceedings”). The only material legal proceeding in which Lucas is involved is in a lawsuit filed by Nordic Oil USA I, LLLP (“Nordic”) which names Lucas as a defendant.  Nordic’s claims are based upon Lucas’s default on a $22.0 million non-recourse senior secured promissory note (“Note”) due and payable on November 17, 2012.  The only recourse for the principal of the Note is against the properties acquired in the transaction.

Although the Company has a variety of potential options available to settle this matter, including returning the properties to Nordic in settlement of the note, it does not believe that any of the viable options available to it will have a material adverse effect on the Company's future operating results or liquidity position.  Lucas is optimistic that it can work out a solution with Nordic and is currently in discussions with Nordic with the goal of avoiding prolonged litigation.

NOTE 11 – POSTRETIREMENT BENEFITS

Lucas maintains a matched defined contribution savings plan for its employees.  During the three-month and nine-month periods ended December 31, 2012, Lucas's total costs recognized for the savings plan were $10,800 and $28,941, respectively.  During the three-month and nine-month periods ended December 31, 2011, Lucas’s total costs recognized for the savings plan were approximately $8,816 and $23,516, respectively.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the nine-month periods ended December 31, 2012 and 2011:

	Nine Months Ended December 31,
	2012	2011
Interest	$(27,164)	$(7,964)
Income taxes	-	-

Non-cash investing and financing activities for the nine-month periods ended December 31, 2012 and 2011 included the following:

	Nine Months Ended December 31,
	2012	2011

Issuance of common stock for the purchase
of certain oil and gas properties	$-	$441,000
Issuance of preferred stock for the purchase
of certain oil and gas properties	-	8,262,354
Increase in asset retirement obligations	202,500	186,840
Net assumption of note payable
in acquisition of oil and gas properties	450,000	22,000,000
in acquisition of property, plant and equipment	-	325,000
Accounts receivable for the sale of certain
oil and gas properties	-	1,500,000
Note receivable for the sale of certain
oil and gas properties	-	500,000
Extinguishment of note receivable in
exchange of certain oil and gas properties	470,812	-
Extinguishment of note payable in
exchange of certain oil and gas properties	(269,163)	-
Conversion of preferred stock to
common stock	5,163,930	-

NOTE 13 – SUBSEQUENT EVENTS

Effective January 8, 2013, the Board of Directors granted Anthony C. Schnur, the Company’s Chief Executive Officer, options to purchase 50,000 shares of the Company’s common stock, in consideration for services rendered, which options have a term of five years and an exercise price of $1.61 per share (the closing price of the Company’s common stock on the grant date) and vest to Mr. Schnur on January 8, 2015, subject in all cases to the Company’s 2012 Stock Incentive Plan.

Effective February 11, 2013, the Board of Directors granted (a) Anthony C. Schnur, the Company’s Chief Executive Officer, options to purchase an aggregate of 50,000 shares of the Company’s common stock, in consideration for services rendered, which options have a term of five years and vest to Mr. Schnur on November 1, 2015, subject in all cases to the Company’s 2012 Stock Incentive Plan; and (b) a third party consultant who has been engaged by the Company to provide finance and accounting services, options to purchase 75,000 shares of the Company’s common stock, in consideration for services rendered, which options have a five year term, and vest to the consultant upon the earlier of (i) one year after the grant date; and (ii) upon the change of control of the Company, defined to include, among other things, any transaction in which one party acquires over 40% of the voting control of the Company; any merger or similar transaction involving the Company, if upon the consummation of such transaction, the shareholders of the Company hold less than 60% of the Company’s voting shares; or a liquidation of the Company approved by the shareholders.  The exercise price of the options was $1.58 per share (the closing sales price of the Company’s common stock on the grant date).

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

Overview

Lucas Energy, Inc., a Nevada corporation, is an independent oil and gas company based in Houston, Texas. It explores for, develops, produces and markets primarily crude oil and to a much lesser extent, natural gas, from various known productive geological formations. Our current assets are located in the Austin Chalk, Eagle Ford and Buda formations, primarily in Gonzales, Wilson, Karnes and Atascosa counties south of San Antonio, Texas; and the Eaglebine formation in Leon and Madison counties north of Houston, Texas.  Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006.  Our goal is to acquire, develop, and produce crude oil and natural gas from areas located in, or near, established oil fields that can provide long-term growth and sustainability for the Company.

The Company's strategy is as follows:

•
Locate and acquire what we believe to be undervalued, underdeveloped oil and gas properties in known areas.  Re-establish or improve production from existing well bores.  Look for underlying potential in the form of new drilling, new laterals from existing wells, and/or deeper undeveloped horizons.  The Company does not participate in exploration activities, or rank wildcat drilling activities,

•	Develop the properties out of current cash flow, or using project financing, which may include joint interest participation partners (what are commonly known as joint ventures), and

•	Operate in a disciplined and systematic approach to maintain a high level of efficiency.
Our website address is http://www.lucasenergy.com. Our fiscal year ends on the last day of March of each year.  We refer to the twelve-month periods ended March 31, 2012 and March 31, 2011 as our 2012 fiscal year and 2011 fiscal year, respectively.

At December 31, 2012, the Company had leasehold interests (working interests) in approximately 27,832 gross acres.  Total net developed and undeveloped acreage as measured from the surface to the base of the Austin Chalk formation was approximately 21,846 acres.  The Company has approximately 6,458 net acres in the Eagle Ford (and lower depths) in the southern part of the Eagle Ford trend near San Antonio, Texas.  Further, the Company has approximately 3,745 net acres in the Eaglebine area of the Eagle Ford trend to the north of Houston, Texas.

Lucas averaged for the month of December 2012 approximately 292 BOPD (approximately 165 BOPD net) from 57 active well bores, of which 10 wells accounted for almost 91% of the production.  The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well.  An affiliate of Marathon Oil Corporation operates two Eagle Ford horizontal wells, in each of which we have a 15% working interest.  The wells produced a cumulative of approximately 120,000 barrels of oil through July 31, 2012 and were recently put on artificial lift.

As of December 31, 2012, Lucas employed 13 full-time employees.  We also utilized approximately 8 contractors on an "as-needed" basis to carry out various functions of the Company, including but not limited to field operations, land administration, corporate activity and information technology maintenance.

Industry Segments

            Lucas Energy's operations are all crude oil and natural gas exploration and production related.

Operations and Oil and Gas Properties

We operate in known productive areas in order to decrease geological risk.  Our holdings are located in an increased area of current industry activity in Gonzales, Wilson, Karnes, Atascosa, Leon and Madison counties in Texas.  We concentrate on three vertically adjoining formations in Gonzales, Wilson, Karnes and Atascosa counties: the Austin Chalk, Eagle Ford and Buda formations, listed in the order of increasing depth measuring from land surface. The recent development of the Eagle Ford as a high potential producing zone has heightened industry interest and success.  Lucas Energy’s acreage position is in the oil window of the Eagle Ford trend and has amassed over 22,000 gross acres in the Gonzales and Wilson county, Texas area.  In 2010 the Company sold an 85% working interest in the Eagle Ford acreage in Gonzales county to Hilcorp Resources, LLC (now Marathon Resources EF, LLC); and in 2011 the Company sold a 50% working interest to Marathon Oil Company in  Wilson county, Texas. In December 2011, we acquired 3,745 net acres in Leon and Madison counties and thereby expanded our holdings of the Eagle Ford trend into the Eaglebine area.

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

Eaglebine

The Eaglebine is so named because the Eagle Ford formation overlies the Woodbine formation. This is a continuation of the Eagle Ford trend that is productive from south Texas to the northeast of Houston, Texas.  The Woodbine formation is best known as the prolific reservoir in the famous East Texas Oil Field. There has been increased interest and activity in the Eaglebine formation in the Leon, Houston, and Madison county areas.  There is established production from horizontal and vertical wells to the east and south of Lucas’ holdings and numerous permits for horizontal wells have been filed for additional exploratory and development drilling.

General

The ultimate goal of the management is maximizing shareholder value.   Specific targets include: increasing production, increasing profitability margins, increasing property values and reserves, operating efficiently and expanding the Company’s asset base.

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

Lucas continues to review additional areas of interest.  During the 2011 fiscal year, the Company invested approximately $2 million in a property in New Mexico.  After careful review of the property, it was decided that the New Mexico property was not as attractive of an investment as the Austin Chalk and Eagle Ford areas.  Therefore, Lucas sold its New Mexico assets for more than its initial investment less than a year later.

Operations and New Drilling

During the first nine months of the 2013 fiscal year, the Company had very little new activity in drilling.

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

Our Strengths

We believe our strengths will help us successfully execute our business strategies:

We benefit from the increasing value, attention and activity in the Eagle Ford. We benefit from the increasing number of wells drilled and the corresponding data available from public and governmental sources surrounding our acreage. This activity and data has defined the geographic extent of the Austin Chalk, Eagle Ford, and Buda formations, which we believe will assist us in evaluating future leasehold acquisitions and development operations. In addition, leading operators have developed drilling and completion technologies that have significantly reduced production risk and decreased per unit drilling and completion costs.

Our size, industry knowledge, and contacts allow us to pursue a broader range of acquisition opportunities. Our size provides us with the opportunity to acquire smaller acreage blocks that may be less attractive to larger operators in the area.  We believe that our acquisition of these smaller blocks will have a meaningful impact on our overall acreage position.

Experienced management team with proven acquisition, operating and financing capabilities. Mr. Anthony C. Schnur, our recently appointed Chief Executive Officer, who has over 20 years of oil and gas industry experience, brings a wealth of knowledge and strategic know-how to the Company.  He is a result oriented executive with a history of positioning companies for growth, preserving value and return of capital.  Mr. Schnur has held several financial management positions and has developed strategic business plans, raised debt and equity capital, and implemented turnaround situations with great success.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three-month and nine-month periods ended December 31, 2012 and 2011 should be read in conjunction with the condensed consolidated financial statements of Lucas Energy and notes thereto included in this Quarterly Report on Form 10-Q.  As used below, the abbreviations "Bbls" stands for barrels, "NGL" stands for natural gas liquids, "Mcf" for thousand cubic feet and "Boe" for barrels of oil equivalent on the basis of six Mcf per barrel.

Three Months Ended December 31, 2012 vs. Three Months Ended December 31, 2011

We reported a net loss for the three months ended December 31, 2012 of $2.7 million, or $0.10 per share. For the same period a year ago, we reported a net loss of $2.2 million, or $0.11 per share. Our net loss increased by $0.5 million primarily due to an increase in G&A and interest expense of $1.1 million offset by an increase in net operating revenues of $0.6 million.

The following table sets forth the operating results and production data for the three-month periods ended December 31, 2012 and 2011.

	Three Months Ended December 31,		Increase	%
	2012	2011	(Decrease)	Incr(Decr)
Sale Volumes:
Crude Oil (Bbls)	18,969	14,235	4,734	33%
Natural Gas & NGL (Mcf)	4,785	1,215	3,570	294%
Total (Boe)	19,767	14,438	5,329	37%

Crude Oil (Bbls per day)	206	155	51	33%
Natural Gas & NGL (Mcf per day)	52	13	39	300%
Total (Boe per day)	215	157	58	37%

Average Sale Price:
Crude Oil ($/Bbl)	$100.10	$91.23	$8.87	10%
Natural Gas & NGL ($/Mcf)	$6.07	$6.75	$(0.68)	(10%)

Net Operating Revenues:
Crude Oil	$1,898,863	$1,298,670	$600,193	46%
Natural Gas & NGL	29,032	8,202	20,830	254%
Total Revenues	$1,927,895	$1,306,872	$621,023	48%

Oil and Gas Revenues

Total crude oil and natural gas revenues for the three months ended December 31, 2012 increased $0.6 million, or 48%, to $1.9 million from $1.3 million for the same period a year ago due primarily to a favorable crude oil volume variance of $0.5 million and a slightly favorable crude oil price variance of less than $0.1 million.

Operating and Other Expenses

	Three Months Ended December 31,		Increase	%
	2012	2011	(Decrease)	Incr(Decr)
Lease Operating Expenses	$1,002,920	$1,252,959	$(250,039)	(20%)
Severance and Property Taxes	101,688	69,275	32,413	47%
Depreciation, Depletion, and Amortization	884,010	561,448	322,562	57%

General and Administrative ("G&A")	$1,909,317	$1,327,786	$581,531	44%
Share-Based Compensation	429,176	102,344	326,832	319%
Total G&A Expense	$2,338,493	$1,430,130	$908,363	64%

Other Income (Expense), Net	(4,081)	303	(4,384)
Interest Expense	(343,969)	(146,783)	(197,186)

Lease Operating Expenses

Lease operating expenses decreased $0.3 million for the current quarter as compared to the prior year period principally due to lower lease rental expenses.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A increased $0.3 million primarily due to an increase in production of 5,329 Boe compared to previous period.  The DD&A rate per Boe also increased from $30.47 to $40.41.

General and Administrative Expenses

G&A increased by $0.9 million primarily due to the recognition of stock-based compensation expense and severance pay resulting from the departure of William Sawyer, the previous Chief Executive Officer of the Company.

Other Income (Expense), Net

        Other Income (Expense) for the quarter ended December 31, 2012, primarily consisted of $4,100 representing Texas franchise taxes offset by lease income from our building in Gonzales, Texas.

Interest Expense

During the three months ended December 31, 2012, we incurred interest expense of $337,334 on the Nordic note issued during a property acquisition (described in greater detail below under “Liquidity and Capital Resources”).

Nine Months Ended December 31, 2012 vs. Nine Months Ended December 31, 2011

We reported a net loss for the nine months ended December 31, 2012 of $6.2 million, or $0.25 per share. For the same period a year ago, we reported a net loss of $5.1 million, or $0.28 per share. Our net loss increased by $1.1 million primarily due to an increase in DD&A expenses of $1.6 million, G&A expenses of $1.4 million, and interest expense of $0.9 million, partially offset by an increase in net operating revenues of $2.8 million.

The following table sets forth the operating results and production data for the nine months ended December 31, 2012 and 2011.

	Nine Months Ended December 31,			%
	2012	2011	Increase	Incr(Decr)
Sale Volumes:
Crude Oil (Bbls)	65,250	37,076	28,174	76%
Natural Gas & NGL (Mcf)	10,574	14,054	(3,480)	(25%)
Total (Boe)	67,012	39,418	27,594	70%

Crude Oil (Bbls per day)	237	135	102	76%
Natural Gas & NGL (Mcf per day)	38	51	(13)	(25%)
Total (Boe per day)	243	144	99	69%

Average Sale Price:
Crude Oil ($/Bbl)	$96.77	$92.54	$4.23	5%
Natural Gas & NGL ($/Mcf)	$6.07	$5.39	$0.68	13%

Net Operating Revenues:
Crude Oil	$6,314,279	$3,431,014	$2,883,265	84%
Natural Gas & NGL	64,230	75,748	(11,518)	(15%)
Total Revenues	$6,378,509	$3,506,762	$2,871,747	82%

Oil and Gas Revenues

Total crude oil and natural gas revenues for the nine months ended December 31, 2012 increased $2.9 million, or 82%, to $6.4 million from $3.5 million for the same period a year ago due primarily to a favorable crude oil volume variance of $2.7 million coupled with a slight favorable crude oil price variance of $0.2 million.

Operating and Other Expenses

	Nine Months Ended December 31,		Increase	%
	2012	2011	(Decrease)	Incr(Decr)
Lease Operating Expenses	$3,085,826	$2,887,728	$198,098	7%
Severance and Property Taxes	329,068	188,800	140,268	74%
Depreciation, Depletion, and Amortization	2,882,338	1,260,314	1,622,024	129%

General and Administrative	$4,608,259	$3,541,614	$1,066,645	30%
Share-Based Compensation	625,283	319,894	305,389	95%
Total G&A Expense	$5,233,542	$3,861,508	$1,372,034	36%

Other Income (Expense), Net	11,806	(291,406)	303,212
Interest Expense	(1,035,498)	(152,624)	(882,874)

Lease Operating Expenses

Lease operating expenses increased $0.2 million for the current period as compared to the prior year period principally due to increased production costs of $0.3 million from expanded efforts during the current period to increase production volumes from existing wells, to slightly higher lease rental expenses of $0.1 million and offset by lower work-over costs of $0.2 million.

Depreciation, Depletion, Amortization and Accretion

DD&A increased $1.6 million primarily due to an increase in production of 27,594 Boe compared to previous period.  The DD&A rate per Boe also increased from $30.47 to $40.73.

General and Administrative Expenses

G&A expenses, including share-based compensation, increased $1.4 million, or 36%, for the nine months ended December 31, 2012 as compared to the prior year period.  The increase is primarily due to the recognition of stock-based compensation expense and severance pay resulting from the departure of Mr. Sawyer, the previous Chief Executive Officer of the Company.

Other Income (Expense), Net

       Other Income (Expense) for the nine-month period ended December 31, 2011, primarily consisted of an expense of $293,278 representing the increase in the value of the Series C Warrants as a result of the modification of the warrant agreements to incentivize the warrant holders to exercise the warrants in August 2011. The value was calculated based on the Black Scholes option pricing model.

Interest Expense

During the nine months ended December 31, 2012, we incurred interest expense of $1,035,498 mostly from the Nordic note issued during a property acquisition (described in greater detail below under “Liquidity and Capital Resources”).

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of cash for Lucas during the nine months ended December 31, 2012 were funds generated from sales of crude oil and natural gas production and proceeds from sale of units consisting of shares of the Company's common stock and warrants to purchase shares of common stock. The primary uses of cash were funds used in operations and additions of oil and gas properties.

At December 31, 2012, our Total Current Liabilities of $31.8 million exceeded our Total Current Assets of $5.1 million due primarily to the $22.0 million non-recourse senior secured promissory note issued in November 2011 in connection with the Nordic acquisition.  The note holder is Nordic Oil USA I, LLLP ("Nordic") and the note had a maturity date of November 17, 2012.  As described in greater detail below under “Legal Proceedings”, the Company failed to pay the note when due and Nordic subsequently filed a lawsuit against the Company.  Currently the Company and Nordic are in discussions regarding the settlement of the lawsuit, which may include the return of the acquired property to Nordic and which may require the Company pay certain undetermined damages and costs of Nordic.  The estimated quantities of proved developed and proved undeveloped crude oil reserves of the properties are approximately 35 thousand barrels and 1.2 million barrels, respectively.  As of December 31, 2012, Lucas has accrued approximately $1.6 million of interest payable for this note.

On November 21, 2012, the Company entered into a Purchase Agreement with Sundown Energy, LP to sell the Company’s 0.77% net royalty interest in the oil and gas properties located on approximately 52 acres of land within the Baker Deforest Unit, located in Gonzales and Dewitt counties, Texas, including the Baker Deforest Unit #1H, #2H, #3H, #4H and #12H wells.  The purchaser paid $4.0 million in connection with the sale. The closing occurred on December 19, 2012, but was effective as of October 1, 2012.

In April 2012, the Company closed a registered direct offering of $5.9 million (approximately $5.5 million net, after deducting commissions and other expenses) of securities to certain institutional investors. In total, the Company sold 2.95 million units at a price of $2.00 per unit. Each unit consisted of one share of the Company's common stock and 0.35 of a warrant to purchase one share of the Company's common stock. Each warrant can be exercised to purchase one share of the Company's common stock at an exercise price of $2.30 per share beginning October 18, 2012 and for a period of five years thereafter. A total of 2,950,000 shares and 1,032,500 warrants were sold in connection with the offering.  In September 2012, the Company sold an aggregate of 800,000 units to certain selected investors (which investors represented entities controlled by our current Directors, Ryan J. Morris and Joshua D. Young).  Each unit consisted of one share of the Company’s common stock and 0.25 of a warrant to purchase one share of the Company’s common stock at an exercise price of $2.00 per share with a term of one year, at a price of $1.65 per unit, for an aggregate of $1,320,000 in total gross funding.  The Company used the funds raised in the offerings to pay down expenses related to drilling, lease operating, workover activities and for general corporate purposes, including general and administrative expenses. The only material debt that the Company has other than the accounts payable and accrued interest is the $22.0 million non-recourse senior secured promissory note issued in connection with the Nordic acquisition.  In November 2011, Lucas entered into a purchase and sale agreement with Nordic, with an effective date of July 1, 2011, to purchase all of Nordic’s interests in certain oil, gas and mineral leases, rights and assets located in Gonzales, Karnes and Wilson counties, Texas (the “Nordic Transaction”).  Lucas issued a $22.0 million note to Nordic in the form of a non-recourse senior secured promissory note.  The note bears interest at 6.0% per annum and both the principal and interest were due and payable on or before November 17, 2012.  As of December 31, 2012, approximately $23.6 million was outstanding under the note including interest accrued but not paid (which principal and interest thereon is non-recourse pursuant to the terms of the note).

Moving forward, Lucas plans to continue to focus a substantial portion of its capital expenditures in various known prolific and productive geological formations, including the Austin Chalk, Eagle Ford and Buda formations, primarily in Gonzales, Wilson, Karnes and Atascosa counties south of the city of San Antonio, Texas and in the Eaglebine formation in Leon and Madison counties north of the city of Houston, Texas.  Lucas expects capital expenditures to be greater than cash flow from operating activities for the remainder of the 2013 fiscal year.  To cover the anticipated shortfall, our business plan may include selling certain non-core assets, establishing a reserve-based line of principal on our credit, bank borrowings, and equity and debt offerings.

Cash Flows.

Net cash used in operating activities for the nine months ended December 31, was approximately $1.5 million for 2012 and $1.1 million for 2011.  Net cash used in operating activities for the nine months ended December 31, 2012 included $6.2 million of net loss and $2.6 million of increase in accounts payable, accrued expenses and interest payable offset by an increase of $2.9 million of depreciation, depletion, amortization and accretion and $3.1 million of changes in components of working capital associated with investing activities.

Net cash used in investing activities for the nine months ended December 31, 2012 of $2.4 million decreased by $2.3 million compared to net cash used in investing activities of $4.8 million for the prior year period due primarily to an unfavorable changes in working capital of $5.7 million, partially offset by a decrease in additions of oil and gas properties of $6.5 million and an increase in net proceeds from the sale of oil and gas properties of $1.5 million.

Net cash provided by financing activities for the nine months ended December 31, 2012 was $6.9 million resulting primarily from the proceeds from the unit offerings as discussed above.  For the nine months ended December 31, 2011, net cash provided by financing activities was $5.6 million resulting primarily from the exercise of the Series C Warrants which were issued in connection with a unit offering in December 2010.

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
•	the possibility that our acquisitions may involve unexpected costs;
•	the volatility in commodity prices for oil and gas;
•	the accuracy of internally estimated proved reserves;
•	the presence or recoverability of estimated oil and gas reserves;
•	the ability to replace oil and gas reserves;
•	the availability and costs of drilling rigs and other oilfield services;
•	environmental risks;
•	exploration and development risks;
•	the unfavorable outcome of lawsuits;
•	competition;
•	the inability to realize expected value from acquisitions;
•	the ability of our management team to execute its plans to meet its goals; and
•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the nine months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Lucas is periodically named in legal actions arising from normal business activities. Lucas evaluates the merits of these actions and, if it determines that an unfavorable outcome is probable and can be reasonably estimated, Lucas will establish the necessary reserves. Described below is information in regards to three proceedings which did not arise from Lucas’ normal business activities:

On October 13, 2011, the Company entered into a purchase and sale agreement with Nordic Oil USA I, LLLP (“Nordic”), whereby effective July 1, 2011, the Company purchased all of Nordic’s right, title and interest in certain oil, gas and mineral leases located in Gonzales, Karnes and Wilson Counties, Texas.  The transaction officially closed on November 18, 2011. The Company agreed to pay Nordic $22 million, payable in the form of a senior secured promissory note (with recourse only to the properties acquired), which accrued interest at the rate of 6% per annum (the “Note”), the payment of which was secured by a Deed of Trust, Security Agreement, Financing Statement and Assignment of Production on the property acquired (the “Deed of Trust”).  The Company failed to pay the Note when it was due on November 17, 2012, and while the Company attempted to negotiate an extension of the Note or a return of the properties, the parties failed to enter into any definitive agreements and on December 5, 2012, Nordic sent the Company a letter demanding payment in full of the Note, which the Company was unable to timely pay.

On December 10, 2012, Nordic filed a lawsuit against the Company in the District Court of Harris County, Texas (Cause No. 2012 72620), pursuant to which Nordic made claims for the payment of damages in connection with liens attached to the property, the proceeds from alleged wrongful assignments of the property acquired in the transaction, pre-and-post judgment interest, a foreclosure and sale of the property, plus attorney’s fees in the amount of 10% of the principal and interest then owing on the note (as allegedly allowed pursuant to the terms of the Note), and sought damages for breach of contract and attorney’s fees.  Because the Note is not secured by any of the Company’s assets, the only recourse for payment of the principal and interest on the Note is against the properties acquired in the transaction and Lucas believes that it has arguments and counterclaims against the majority of Nordic’s other allegations. Lucas is optimistic that it can work out a solution with Nordic, and is currently in settlement discussions with Nordic pursuant to a Rule 11 Agreement with the goal of avoiding prolonged litigation.

On August 13, 2012, Seidler Oil & Gas, L.P. (“Seidler”) filed a lawsuit against the Company in the District Court for the 25th Judicial District of Texas, located in Gonzales County, Texas (Cause No. 25,052), which sought  damages in connection with the Company’s Hagen Ranch #4H and #5H wells, and alleged causes of action including breach of contract, breach of fiduciary duty, fraud, violations of the Texas Securities Act and further sought exemplary damages and interest and attorney’s fees. On January 28, 2013, the Company entered into a Settlement Agreement with Seidler. Pursuant to the settlement and in an effort to avoid protracted and costly litigation, Lucas agreed to, among other things, release certain suspended revenues to Seidler; enter into a joint operating agreement with Seidler; together with Seidler, to return to Seidler and certain private investors approximately $1.38 million in connection with the Hagen Unit 5-H well (the “5-H well”), which well was never drilled; and defend, together with Seidler, any claims associated with certain entities bringing claims against Seidler or Lucas in connection with the 5-H well. Additionally, in the event that Lucas receives executed releases from certain private investors in the 5-H well prior to March 31, 2013, Lucas agreed to reimburse Seidler an additional $85,000 and release Seidler from any and all claims associated with the suit. Seidler in turn agreed to release Lucas from claims associated with the 5-H well, repay investors in the 5-H well all sums paid by such investors upon the receipt of a release from such investors and dismiss the lawsuit that Seidler previously filed against Lucas with prejudice.

On October 5, 2012, Knight Capital Americas LLC (as successor in interest to Knight Capital America, L.P. (“Knight”)), filed suit against the Company in the Supreme Court of the State of New York, County of New York (Index No. 157012/2012).  The Company previously engaged Knight as a broker/dealer in connection with a proposed fund raise.  The suit alleges causes of actions for breach of contract, unjust enrichment, breach of implied covenants, tortious interference and seeks declaratory relief in connection with the Company allegedly failing to pay Knight fees in connection with its right of first refusal to provide broker/dealer services in connection with a subsequently completed fund raise undertaken by the Company. The Company believes that Knight’s claims are without merit and the Company is continuing to defend against the claims vigorously.

ITEM 1A.  RISK FACTORS.

Other than as set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012 (2012 Annual Report), as filed with the SEC on June 29, 2012.  The information in such risk factors, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

The Company has defaulted on the payment of the $22 million note payable to Nordic and Nordic has filed a lawsuit against the Company in connection with such default.

In November 2012, the Company closed the purchase of certain oil, gas and mineral leases located in Gonzales, Karnes and Wilson Counties, Texas, which were owned by Nordic. The Company agreed to pay Nordic $22 million, payable in the form of a senior secured promissory note (with recourse only to the properties acquired), which accrued interest at the rate of 6% per annum, the payment of which was secured by a Deed of Trust on the property acquired.  The Company failed to pay the Note when it was due on November 17, 2012, and the parties subsequently failed to negotiate an extension of the Note or transfer of the property back to Nordic. Nordic filed a lawsuit against the Company in December 2012, pursuant to which Nordic made claims for the payment of damages in connection with liens attached to the property, the proceeds from alleged wrongful assignments of the property acquired in the transaction, pre-and-post judgment interest, a foreclosure and sale of the property, plus attorney’s fees in the amount of 10% of the principal and interest then owing on the note (as allegedly allowed pursuant to the terms of the Note), and which lawsuit sought damages for breach of contract and attorney’s fees.  Because the Note is not secured by any of the Company’s assets, the only recourse for payment of the principal and interest on the Note is against the properties acquired in the transaction and Lucas believes that it has arguments and counterclaims against the majority of Nordic’s other allegations. As such, Lucas is optimistic that it can work out a solution with Nordic, and is currently in settlement discussions with Nordic pursuant to a Rule 11 Agreement with the goal of avoiding prolonged litigation. However, if we lose ownership of and right to the assets acquired, our total assets, results of operations and revenues may be adversely affected.  Additionally, we may have to pay expenses associated with litigating the lawsuit, the resources we are required to expend in defense of the lawsuit may take away from the time our management has for our operations and we may be required to pay damages to Nordic in the future, either in connection with the settlement of the lawsuit or the final outcome of the litigation.  The result of any or all of the above could be a decrease in the value of our securities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company sold no unregistered shares of equity securities during the three months ended December 31, 2012, and through the date of this filing, but did affect the following transaction with its former Chief Executive Officer and issued the following securities registered under a Form S-8 Registration Statement and pursuant to its 2012 Stock Incentive Plan in consideration for services rendered by its Directors, officers, and to be rendered by a consultant:

In connection with the entry into an Employment Agreement effective November 1, 2012, with Anthony C. Schnur, the Company’s then Chief Financial Officer and current Chief Financial Officer and Chief Executive Officer, Mr. Schnur was granted five year options to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $1.74 per share (the closing sales price of the Company’s common stock on the November 1, 2012 grant date), of which 50,000 options vested immediately, and the remaining 100,000 options vest at the rate of 1/2 of such options on the first and second anniversary dates of the effective date of the Employment Agreement.

On December 14, 2012, and effective December 12, 2012, William A. Sawyer resigned as the Chief Executive Officer and President and as a Director of the Company.  In connection with Mr. Sawyer’s resignation (and separate from amounts paid to Mr. Sawyer as severance pay), the Company agreed to pay Mr. Sawyer additional consideration of $200,000, with $50,000 payable to Mr. Sawyer on or before each of January 12, 2013; February 12, 2013; March 12, 2013 and April 12, 2013 (of which the January and February 2013 payments have been made to date), in connection with the termination by Mr. Sawyer of all options and contingent securities which Mr. Sawyer held in the Company or had rights to.

Effective December 20, 2012, the Board of Directors approved the grant to each of the Directors of the Company of options to purchase 50,000 shares of the Company’s common stock (300,000 options in aggregate), which have a term of two years, an exercise price equal to the closing sales price of the Company’s common stock on December 24, 2012 ($1.15 per share), and vest at the rate of 1/12th of such options over each of the following 12 months, in all cases subject to the terms and conditions of the Company’s 2012 Stock Incentive Plan.

Effective January 8, 2013, and in connection with Anthony C. Schnur’s appointment as Chief Executive Officer of the Company effective December 12, 2012 (provided that Mr. Schnur has served as and continues to serve as Chief Financial Officer of the Company since November 1, 2012), the Board of Directors of the Company granted Mr. Schnur options to purchase 50,000 shares of the Company’s common stock, which have a term of five years, and an exercise price of $1.61 per share (the closing sales price of the Company’s common stock on the grant date) and vest to Mr. Schnur on January 8, 2015, in all cases subject to the terms and conditions of the Company’s 2012 Stock Incentive Plan.

Effective February 11, 2013, the Board of Directors granted (a) Anthony C. Schnur, the Company’s Chief Executive Officer, options to purchase an aggregate of 50,000 shares of the Company’s common stock, in consideration for services rendered, which options have a term of five years and vest to Mr. Schnur on November 1, 2015, subject in all cases to the Company’s 2012 Stock Incentive Plan; and (b) a third party consultant who has been engaged by the Company to provide finance and accounting services, options to purchase 75,000 shares of the Company’s common stock, in consideration for services rendered, which options have a five year term, and vest to the consultant upon the earlier of (i) one year after the grant date; and (ii) upon the change of control of the Company, defined to include, among other things, any transaction in which one party acquires over 40% of the voting control of the Company; any merger or similar transaction involving the Company, if upon the consummation of such transaction, the shareholders of the Company hold less than 60% of the Company’s voting shares; or a liquidation of the Company approved by the shareholders.  The exercise price of the options was $1.58 per share (the closing sales price of the Company’s common stock on the grant date).

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description

* 31.1	Section 302 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer.

* 32.1	Section 906 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer.

* **101.INS	XBRL Instance Document.

* **101.SCH	XBRL Schema Document.

* **101.CAL	XBRL Calculation Linkbase Document.

* **101.DEF	XBRL Definition Linkbase Document.

* **101.LAB	XBRL Label Linkbase Document.

* **101.PRE	XBRL Presentation Linkbase Document.

* Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets –December 31, 2012 and March 31, 2012, (ii) the Condensed Consolidated Statements of Operations - Three and Nine Months Ended December 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended December 31, 2012 and 2011; and (iv) Notes to Condensed Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCAS ENERGY, INC.
(Registrant)

Date: February 14, 2012	By: /s/ ANTHONY C. SCHNUR
Anthony C. Schnur
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting/Financial Officer)

 EXHIBIT INDEX

Exhibit No.	Description

* 31.1	Section 302 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer.

* 32.1	Section 906 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer.

* **101.INS	XBRL Instance Document.

* **101.SCH	XBRL Schema Document.

* **101.CAL	XBRL Calculation Linkbase Document.

* **101.DEF	XBRL Definition Linkbase Document.

* **101.LAB	XBRL Label Linkbase Document.

* **101.PRE	XBRL Presentation Linkbase Document.

* Exhibits filed herewith

** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets –December 31, 2012 and March 31, 2012, (ii) the Condensed Consolidated Statements of Operations - Three and Nine Months Ended December 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended December 31, 2012 and 2011; and (iv) Notes to Condensed Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.