Form 10-K
period 2013-03-31
LUCAS ENERGY, INC.
filed 2013-06-28
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

Common Stock aggregate market value held by non-affiliates as of the registrant's most recently completed second fiscal quarter, September 30, 2012: $49,073,432.

There were 26,734,232 shares of the registrant's common stock outstanding as of June 17, 2013.

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

•	our growth strategies;
•	anticipated trends in our business;
•	our ability to make or integrate acquisitions;
•	our liquidity and ability to finance our exploration, acquisition and development strategies;
•	market conditions in the oil and gas industry;
•	the timing, cost and procedure for proposed acquisitions;
•	the impact of government regulation;
•	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;
•	the outcome of and/or negative perceptions associated with legal proceedings;
•	planned capital expenditures (including the amount and nature thereof);
•	increases in oil and gas production;
•	the number of wells we anticipate drilling in the future;
•	estimates, plans and projections relating to acquired properties;
•	the number of potential drilling locations; and
•	our financial position, business strategy and other plans and objectives for future operations.

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

PART I

ITEM 1.  BUSINESS.

General

Lucas Energy, Inc., a Nevada corporation, is an independent oil and natural gas company based in Houston, Texas with a field office in Gonzales, Texas. Lucas Energy, Inc. (herein the "Company," "Lucas," "Lucas Energy," or "we") is engaged in the acquisition and development of crude oil and natural gas from various known productive geological formations, including the Austin Chalk, Eagle Ford and Buda formations, primarily in Gonzales, Wilson, Karnes and Atascosa counties south of the city of San Antonio; and the Eaglebine, Buda, and Glen Rose formations in Leon and Madison counties north of the city of Houston, Texas.  Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006.

The Company's strategy is to increase shareholder value by developing its significant acreage positions in the Eagle Ford, Austin Chalk, Eaglebine, Buda and Glen Rose oil bearing formations through a committed development program, effective management and efficiency of its current operations, being opportunistic in industry cycles and trends, and building a strong balance sheet.  Below are key points of our strategy:

•
Development of current asset base. The Austin Chalk has contributed to most of our production in the past year, including over 90% of our producing wells.  We are planning to develop and execute a drilling program beginning in the second half of 2013 (our 2014 fiscal year), which include the Austin Chalk, Buda/Glen Rose, and the Eagle Ford areas.  The magnitude of the opportunity and associated drilling costs will require external sources of capital.  We expect to utilize some combination of debt and equity in conjunction with operating cash flow to fund this development.  Dependent upon varying factors such as joint ownership, size of lease and other asset specific conditions, the Company may also utilize joint interest participation partners or other forms of partnering.

•
Ongoing fieldwide evaluation and optimization. Our strategy is to be cost efficient and manage our operations with sound judgment and excellence.   We pride ourselves with considering technological advancements to enhance our operations.  This process should enhance production results and also lead to lower operating costs on a per barrel basis.

•
Maintain a strong balance sheet.  Through its extensive asset base, the Company is focused to leverage its current balance sheet and maximize value with an appropriate and flexible capital structure program.

•
Execution of our business plan.  We will conduct the affairs of the Company with the objective of maintaining positive cash flow, managing all essentials of our cost structure, drilling and operating programs, and our corporate general and administrative costs.  We have made great strides with this approach by recently eliminating overburdened operating costs and legal impediments to move forward in becoming a contributing player in our core areas.

At March 31, 2013, the Company had leasehold interests (working interests) in approximately 21,462 gross acres, or 15,898 net acres.  The Company’s total net developed and undeveloped acreage as measured from the surface to the base of the Austin Chalk formation was approximately 15,490 net acres.  In deeper formations, the Company has approximately 4,510 net acres in the Eagle Ford oil window and 3,441 net acres in the Eaglebine, Buda and Glen Rose oil bearing formations.

At the end of March 2013, Lucas was producing approximately 203 net barrels of oil equivalent per day (BOEPD) from 55 active well bores, of which 18 wells accounted for more than 80% of our production.  The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well.  An affiliate of Marathon Oil Corporation operates the only two Eagle Ford horizontal wells in our Gonzales leases, of which we have a 15% working interest on each well.  Our -production sales totaled 85,766 barrels of oil equivalent, net to our interest, for the fiscal year ended March 31, 2013.

At March 31, 2013, Lucas Energy's total estimated net proved reserves were 5.6 million barrels of oil equivalent (BOE), of which 5.1 million barrels (BBLs) were crude oil reserves, and 2.6  billion cubic feet (BCF) were natural gas reserves (see Item 8 Financial Statements and Supplementary Data).

As of March 31, 2013, Lucas employed 8 full-time employees.  We also utilized over 10 contractors on an "as-needed" basis to carry out various functions of the Company, including but not limited to field operations, land administration, corporate activity and information technology maintenance.

Industry Segments

            Lucas Energy's operations are all crude oil and natural gas exploration and production related.

Operations and Oil and Gas Properties

We operate in known productive areas which minimizes our geological risk.  Our holdings are found in a broad area of current industry activity in Gonzales, Wilson, Karnes, Atascosa, Leon and Madison counties in Texas.  We concentrate on three vertically adjoining formations in Gonzales, Wilson, Karnes and Atascosa counties: the Austin Chalk, Eagle Ford and Buda formations, listed in the order of increasing depth measuring from the land surface. The development of the Eagle Ford as a high potential producing zone has heightened industry interest and success.  Lucas Energy’s acreage position is in the oil window of the Eagle Ford trend.  In 2010, the Company sold 85% of its working interest in its Eagle Ford acreage in Gonzales county, Texas to Hilcorp Resources, LLC (now Marathon Resources EF, LLC); and in 2011 the Company sold 50% of its working interest in its Wilson county Eagle Ford acreage to Marathon Oil Company.  In December 2011, we acquired 3,745 net acres in Leon and Madison counties, Texas and thereby expanded our holdings of the Eagle Ford trend.  We concentrate in several formations in Madison and Leon counties, Texas: the Eaglebine, Buda, and Glen Rose which have productive zones surrounding our acreage.

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

On Lucas’ leases, the Eagle Ford is a porous limestone with organic shale matter.  The Eagle Ford formation directly underlies the Austin Chalk formation and is believed to be the primary source of oil and natural gas produced from the Austin Chalk. Reservoir thickness in the area of the Company’s leases varies from approximately 60 feet to 80 feet.

Eaglebine

The Eaglebine is so named because the Eagle Ford formation overlies the Woodbine formation. This is a continuation of the Eagle Ford trend that is productive from south Texas to the east north of Houston, Texas.  The Woodbine formation is best known as the prolific reservoir in the famous East Texas Oil Field. There has been increased interest and activity in the Eaglebine formation in the Leon, Houston, and Madison county areas.  There is established production from horizontal and vertical wells surrounding Lucas’ holdings and numerous permits for additional wells have been filed for additional exploratory and development drilling.

Glen Rose

The Glen Rose limestone is a deeper formation below the Buda, around 11,000 feet in our acreage.  Its thickness varies from approximately 100 feet to more than 300 feet in this area. The Glen Rose has several prolific zones that produce from natural fractures and matrix porosity and is prospective across this whole area. There are a number of Glen Rose wells with cumulative production of more than 100,000 barrels of oil and associated natural gas adjacent to our leases.

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

Marketing

We operate exclusively in the onshore United States oil and natural gas trends. Crude oil production sales are to gatherers and marketers with national reputations. Our sales are made on a month-to-month basis, and title transfer occurs when the oil is loaded onto the purchaser’s truck.  Crude oil prices realized from production sales are indexed to published posted refinery prices, and to published crude indexes with adjustments on a contract basis.

Our natural gas production is associated gas resulting from crude oil production and is currently very nominal.  We expect that as we drill our proved undeveloped opportunities, the Company would have an increase in production of natural gas and natural gas liquids.

Although we believe that we are not dependent upon any one purchaser, our marketing arrangement with Enterprise Crude Oil, LLC accounted for almost all of our revenues for the year ended March 31, 2013 and GulfMark Energy Inc. accounted for approximately 69% in 2012.  Lucas Energy has alternative purchasers readily available at competitive market prices if there is disruption in services or other events that cause us to search for other ways to sell our production.

We actively manage our crude oil inventory in field tanks and have engaged a marketing company to negotiate our crude and natural gas contracts.

Competition

We are in direct competition for properties with numerous oil and natural gas companies and partnerships exploring various areas of Texas and elsewhere.  Many competitors are large, well-known oil and natural gas and/or energy companies, although no single entity dominates the industry.  Many of our competitors possess greater financial and personnel resources, enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry.

Regulation

Lucas Energy's operations are subject to various types of regulation at the federal, state and local levels. These regulations include requiring permits for the drilling of wells; maintaining hazard prevention, health and safety plans; submitting notification and receiving permits related to the presence, use and release of certain materials incidental to oil and natural gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface plugging and abandonment of wells and the transporting of production. Lucas Energy's operations are also subject to various conservation matters, including the number of wells which may be drilled in a unit, and the unitization or pooling of oil and natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally limiting the venting or flaring of natural gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to possibly limit the amounts of oil and natural gas Lucas can produce from its wells and to limit the number of wells or the locations at which Lucas Energy can drill.

In the United States, legislation affecting the oil and natural gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies issue recommended new and extensive rules and regulations binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. These laws and regulations have a significant impact on oil and natural gas drilling, natural gas processing plants and production activities, increasing the cost of doing business and, consequently, affect profitability. Insomuch as new legislation affecting the oil and natural gas industry is common-place and existing laws and regulations are frequently amended or reinterpreted, Lucas Energy may be unable to predict the future cost or impact of complying with these laws and regulations. The Company considers the cost of environmental protection a necessary and manageable part of its business. It has been able to plan for and comply with new environmental initiatives without materially altering its operating strategies.

Insurance Matters

We maintain insurance coverage which we believe is reasonable per the standards of the oil and natural gas industry.  It is common for companies in this industry to not insure fully against all risks associated with their operations either because such insurance is unavailable or because premium costs are considered prohibitive. A material loss not fully covered by insurance could have an adverse effect on our financial position, results of operations or cash flows. We maintain insurance at industry customary levels to limit our financial exposure in the event of a substantial environmental claim resulting from sudden, unanticipated and accidental discharges of certain prohibited substances into the environment. Such insurance might not cover the complete amount of such a claim and would not cover fines or penalties for a violation of an environmental law.

Other Matters

Environmental.  Our exploration, development, and production of oil and natural gas, including our operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil, natural gas, and disposal wells. Our domestic activities are subject to a variety of environmental laws and regulations, including but not limited to, the Oil Pollution Act of 1990 (OPA), the Clean Water Act (CWA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Resource Conservation and Recovery Act (RCRA), the Clean Air Act (CAA), and the Safe Drinking Water Act (SDWA), as well as state regulations promulgated under comparable state statutes. We are also subject to regulations governing the handling, transportation, storage, and disposal of naturally occurring radioactive materials that are found in our oil and gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for cleanup of pollution.

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

CERCLA and comparable state statutes, also known as "Superfund" laws, can impose joint and several and retroactive liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a "hazardous substance" into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Potentially liable parties include site owners or operators, past owners or operators under certain conditions, and entities that arrange for the disposal or treatment of, or transport hazardous substances found at the site. Although CERCLA, as amended, currently exempts petroleum, including but not limited to, crude oil, natural gas and natural gas liquids, from the definition of hazardous substance, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA. Furthermore, there can be no assurance that the exemption will be preserved in future amendments of the act, if any.

RCRA and comparable state and local requirements impose standards for the management, including treatment, storage, and disposal, of both hazardous and non-hazardous solid wastes. We generate hazardous and non-hazardous solid waste in connection with our routine operations. From time to time, proposals have been made that would reclassify certain oil and natural gas wastes, including wastes generated during drilling, production and pipeline operations, as "hazardous wastes" under RCRA, which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal, and clean-up requirements. This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and natural gas wastes could have a similar impact. Because oil and natural gas exploration and production, and possibly other activities, have been conducted at some of our properties by previous owners and operators, materials from these operations remain on some of the properties and in some instances, require remediation. In addition, in certain instances, we have agreed to indemnify sellers of producing properties from which we have acquired reserves against certain liabilities for environmental claims associated with such properties. While we do not believe that costs to be incurred by us for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

Additionally, in the course of our routine oil and natural gas operations, surface spills and leaks, including casing leaks, of oil or other materials occur, and we incur costs for waste handling and environmental compliance. Moreover, we are able to control directly the operations of only those wells for which we act as the operator. Management believes that the Company is in substantial compliance with applicable environmental laws and regulations.

In response to liabilities associated with these activities, accruals are established when reasonable estimates are possible. Such accruals would primarily include estimated costs associated with remediation. Lucas Energy has used discounting to present value in determining its accrued liabilities for environmental remediation or well closure, but no material claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in the Company’s financial statements. We adjust the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

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

Occupational Health and Safety. Lucas Energy is also subject to laws and regulations concerning occupational safety and health. Due to the continued changes in these laws and regulations, and the judicial construction of many of them, The Company is unable to predict with any reasonable degree of certainty its future costs of complying with these laws and regulations. Lucas Energy considers the cost of safety and health compliance a necessary and manageable part of its business. Lucas Energy has been able to plan for and comply with new initiatives without materially altering its operating strategies.

Taxation.  The operations of the Company, as is the case in the petroleum industry generally, are significantly affected by federal tax laws. Federal, as well as state, tax laws have many provisions applicable to corporations which could affect the future tax liabilities of the Company.

Commitments and Contingencies.  Lucas Energy is liable for future restoration and abandonment costs associated with its oil and gas properties. These costs include future site restoration, post closure and other environmental exit costs. The costs of future restoration and well abandonment have not been determined in detail. State regulations require operators to post bonds that assure that well sites will be properly plugged and abandoned. Lucas Energy operates only in Texas which requires a security bond based on the number of wells it operates. Management views this as a necessary requirement for operations and does not believe that these costs will have a material adverse effect on its financial position as a result of this requirement.

Available Information

Our website address is http://www.lucasenergy.com.  The information on, or that may be accessed through, our website is not incorporated by reference into this report and should not be considered a part of this report.  You can access our filings of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such reports have been filed with the United States Securities and Exchange Commission (SEC).  In addition, you can access our proxy statements, our Code of Business Conduct and Ethics, Nominating and Corporate Governance Committee Charter, Audit Committee Charter, and Compensation Committee Charter.

Our fiscal year ends on the last day of March of each year.  We refer to the twelve-month periods ended March 31, 2013 and March 31, 2012 as our 2013 fiscal year and 2012 fiscal year, respectively.

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

Our revenues, operating results, profitability, cash flow, future rate of growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our oil and natural gas properties, are substantially dependent upon prevailing prices of crude oil and natural gas. Lower crude oil and natural gas prices also may reduce the amount of crude oil and natural gas that we can produce economically. Historically, the markets for crude oil and natural gas have been very volatile, and such markets are likely to continue to be volatile in the future.  Prices for oil and natural gas fluctuate widely in response to a variety of factors beyond our control, such as:

•	overall U.S. and global economic conditions;
•	weather conditions and natural disasters;
•	seasonal variations in oil and natural gas prices;
•	price and availability of alternative fuels;
•	technological advances affecting oil and natural gas production and consumption;
•	consumer demand;
•	domestic and foreign supply of oil and natural gas;
•	variations in levels of production;
•	regional price differentials and quality differentials of oil and natural gas; price and quantity of foreign imports of oil, NGLs and natural gas;
•	the completion of large domestic or international exploration and production projects.
•	restrictions on exportation of our oil and natural gas;
•	the availability of refining capacity;
•	the impact of energy conservation efforts;

•	political conditions in or affecting other oil producing and natural gas producing countries, including the current conflicts in the Middle East and conditions in South America and Russia; and
•	domestic and foreign governmental regulations, actions and taxes.

Further, oil and natural gas prices do not necessarily fluctuate in direct relation to each other. Our revenue, profitability, and cash flow depend upon the prices of supply and demand for oil and natural gas, and a drop in prices can significantly affect our financial results and impede our growth. In particular, declines in commodity prices may:

•	negatively impact the value of our reserves, because declines in oil and natural gas prices would reduce the value and amount of oil and natural gas that we can produce economically;
•	reduce the amount of cash flow available for capital expenditures, repayment of indebtedness, and other corporate purposes; and
•	limit our ability to borrow money or raise additional capital.

We require financing to execute our business plan and fund capital program requirements.

We believe that our anticipated cash flow from operations, possible proceeds from sales of properties and funding provided by leveraging our capital structure, will be sufficient to meet our working capital and operating needs for approximately the next twelve months. However, to continue growth and to fund our business and expansion plans, we will require additional financing. The amount of capital available to us is limited, and may not be sufficient to enable us to fully execute our growth plans without additional fund raising. Additional financing may be required to meet our desired growth and strategic objectives and to provide more working capital for expanding our development and marketing capabilities and to achieve our ultimate plan of expansion and a larger scale of operations.  Moving forward, we hope to pursue third party capital in form of debt, equity or some combination of the two for certain funding requirements. There can be no assurance that we will be successful in obtaining additional financing on attractive terms, if at all.

On May 16, 2013 we filed a Registration Statement on Form S-3 (Reg. No. 333-188663), which allows us the ability to sell up to $10 million in securities from time to time in the future, including common stock, preferred stock, debt securities, warrants and/or units consisting of any of the above.  On May 24, 2013, the Registration Statement was declared effective by the SEC; provided that as of the date of the filing of this report, no securities have been sold under the Registration Statement and we do not have any immediate plans to sell any securities under the Registration Statement.

We currently have no committed source of additional cash funding as of the date of this report.

We do not intend to pay cash dividends to our shareholders.

We do not currently intend to pay cash dividends on our common stock and do not anticipate paying any cash dividends at any time in the foreseeable future. At present, we will follow a policy of retaining all of our earnings, if any, to finance development and expansion of our business.

We face intense competition.

We are in direct competition for properties with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of Texas.  Many competitors are large, well-known energy companies, although no single entity dominates the industry.  Many of our competitors possess greater financial and personnel resources enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us.  Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry.  Management believes that a viable marketplace exists for smaller producers of natural gas and crude oil.

We currently owe funds under outstanding promissory notes.

On April 4, 2013 and May 31, 2013, the Company entered into loan transactions (see “Item 8 – Note 12. Subsequent Events” of the financial statements attached hereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results Of Operations” with various lenders, including certain related parties (as described below under “Item 13. Certain Relationships and Related Transactions, and Director Independence”) pursuant to loan agreements (the “Loan Agreements”) to which the lenders loaned the Company an aggregate of $3,250,000, with a loan of $2,750,000 being made on April 4, 2013 (“Tranche A”) and the second loan for $500,000 being made on May 31, 2013 (“Tranche B”).  The proceeds of the loans were used for general working capital and to pay amounts owed to Nordic.  The Tranche A and Tranche B lenders included entities beneficially owned by our directors, Ken Daraie (which entity loaned us $2,000,000) and W. Andrew Krusen, Jr. (which entity loaned us $250,000), as well as unrelated third parties which loaned the Company $1,000,000.

The Tranche A and Tranche B loans bear interest of 14% per annum.  The maturity for Tranche A is due and payable on or before October 4, 2013 and Tranche B is due and payable on or before April 4, 2014.  The Company agreed to comply with certain standard covenants in connection with the Loan Agreement, including the requirement to continue to have its common stock listed on the NYSE MKT (or any equivalent replacement exchange), and the requirement to continue to comply with the filing requirements of the Securities Exchange Act of 1934, as amended.  Additionally, pursuant to the Loan Agreement, any proceeds received by the Company through any future funding activities or through the sale of oil and gas properties or interests is required to first be applied to the repayment of the notes issued in connection with the Loan Agreements.  The repayment of the notes is secured by a first priority security interest in one hundred (100) barrels of oil per day of net production from the Company’s owned and operated oil and gas properties, and all payments and proceeds associated therewith.  Additionally, the lenders were granted an aggregate of 325,000 warrants to purchase shares of the Company’s common stock at an exercise price of $1.50 per share in connection with the loans.

As of the date of this report, the Tranche A and Tranche B loans are still outstanding and there is no assurance we would have the cash to repay either loan.  In such case, the lenders may seek to secure their interest pursuant to the aforementioned rights.  Consequently, the value of our securities may decline in value.

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

Future increases in our tax obligations; either due to increases in taxes on energy products, energy service companies and exploration activities or reductions in currently available federal income tax deductions with respect to oil and natural gas exploration and development, may adversely affect our results of operations and increase our operating expenses.

Federal, state and local governments have jurisdiction in areas where we operate and impose taxes on the oil and natural gas products we sell.  There are constant discussions by federal, state and local officials concerning a variety of energy tax proposals, some of which, if passed, would add or increase taxes on energy products, service companies and exploration activities.  Additionally, the current administration has proposed legislation that would, if enacted into law, make significant changes to federal tax laws, including the elimination of certain key United States federal income tax incentives currently available to oil and natural gas exploration and production companies. These proposed changes include, but are not limited to:  (1) the repeal of the percentage depletion allowance for oil and natural gas properties, (2) the elimination of current deductions for intangible drilling and development costs, (3) the elimination of the deduction for certain domestic production activities, and (4) an extension of the amortization period for certain geological and geophysical expenditures.  It is unclear whether any such changes will be enacted into law or how soon any such changes could become effective in the event they were enacted into law.  The passage of any legislation as a result of these proposals or any other changes in U.S. federal income tax laws could eliminate or increase the taxes that we are required to pay and consequently adversely affect our results of operations and/or increase our operating expenses.

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

Drilling or reworking is a highly speculative activity. Even when fully and correctly utilized, modern well completion techniques such as hydraulic fracturing and horizontal drilling do not guarantee that we will find crude oil and/or natural gas in our wells. Hydraulic fracturing involves pumping a fluid with or without particulates into a formation at high pressure, thereby creating fractures in the rock and leaving the particulates in the fractures to ensure that the fractures remain open, thereby potentially increasing the ability of the reservoir to produce oil or natural gas. Horizontal drilling involves drilling horizontally out from an existing vertical well bore, thereby potentially increasing the area and reach of the well bore that is in contact with the reservoir. Our future drilling activities may not be successful and, if unsuccessful, such failure would have an adverse effect on our future results of operations and financial condition. We cannot assure our shareholders that our overall drilling success rate or our drilling success rate for activities within a particular geographic area will not decline. We may identify and develop prospects through a number of methods, some of which do not include lateral drilling or hydraulic fracturing, and some of which may be unproven. The drilling and results for these prospects may be particularly uncertain. Our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted prospects will be dependent on a number of factors, including, but not limited to: the results of previous development efforts and the acquisition, review and analysis of data; the availability of sufficient capital resources to us and the other participants, if any, for the drilling of the prospects; the approval of the prospects by other participants, if any, after additional data has been compiled; economic and industry conditions at the time of drilling, including prevailing and anticipated prices for crude oil and natural gas and the availability of drilling rigs and crews; our financial resources and results; the availability of leases and permits on reasonable terms for the prospects; and the success of our drilling technology.

We cannot assure our shareholders that these projects can be successfully developed or that the wells discussed will, if drilled, encounter reservoirs of commercially productive crude oil or natural gas. There are numerous uncertainties in estimating quantities of proved reserves, including many factors beyond our control. If we are unable to find commercially exploitable quantities of oil and natural gas in any properties we may acquire in the future, and/or we are unable to commercially extract such quantities we may find in any properties we may acquire in the future, the value of our securities may decline in value.

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

Our exploration, production and marketing operations are regulated extensively at the federal, state and local levels and are subject to interruption or termination by governmental and regulatory authorities based on environmental or other considerations.  Moreover, we have incurred and will continue to incur costs in our efforts to comply with the requirements of environmental, safety and other regulations.  Further, the regulatory environment in the oil and natural gas industry could change in ways that we cannot predict and that might substantially increase our costs of compliance and, in turn, materially and adversely affect our business, results of operations and financial condition.

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

We currently have Series B Warrants outstanding to purchase an aggregate of 2,510,506 shares of common stock which have an exercise price of $2.86 per share; outstanding warrants to purchase 150,630 shares of common stock held by our placement agent in our December 2010 unit offering, which have an exercise price of $2.98 per share; outstanding warrants to purchase 1,032,500 shares of common stock sold in April 2012, which have an exercise price of $2.30 per share; outstanding warrants to purchase 200,000 shares of common stock sold in September 2012, which have an exercise price of $1.65 per share; and outstanding warrants to purchase 325,000 shares of our common stock at an exercise price of $1.50 per share, which were issued in connection with our April and May 2013 loan agreements.  The trading price of our common stock has fluctuated between $2.50 and $1.10 per share during the last 52 weeks.

We currently have 2,000 shares of Series A Convertible Preferred Stock (herein the “Preferred Stock Shares”), which convert on a 1,000-for-one basis into shares of our common stock at the option of the holders thereof.  Additionally, although the Preferred Stock Shares may not be converted if such conversion would cause the holder thereof to own more than 4.99% of our outstanding common stock, this restriction does not prevent the holder from converting some of the Preferred Stock Shares, selling those shares and then converting the rest of its holdings, while still staying below the 4.99% limit. In this way, the holder could sell more than this limit while never actually holding more shares than this limit allows. As of the date of this report, if the 2,000 outstanding Preferred Stock Shares were converted into common stock and sold (subject to the ownership limitations set forth above) an additional 2,000,000 shares of common stock of the Company or approximately 7% of the Company’s currently outstanding shares, would be issued and outstanding.

We have 26,734,232 shares of common stock issued and outstanding as of the date of this report.  As a result, the exercise of outstanding warrants (including, but not limited to warrants which have an exercise price substantially below the current trading price of our common stock) or conversion of shares of the Series A Convertible Preferred Stock in the future and the subsequent resale of such shares of common stock (which shares of common stock issuable upon exercise of the Series B Warrants, the placement agent warrants and the warrants sold in our April and September 2012 offerings, will be eligible for immediate resale, and which shares of common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants issued in April and May 2013, will be eligible for immediate resale subject to the terms and conditions of Rule 144) may cause dilution to existing shareholders and cause the market price of our securities to decline in value.  Additionally, the common stock issuable upon exercise of the warrants or conversion of the Preferred Stock Shares may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the company's stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. Finally, the offer or sale of large numbers of shares of common stock in the future, including those shares previously registered in our registration statements and prospectus supplements, and/or in connection with future registration statements or prospectus supplements may cause the market price of our securities to decline in value.

Nevada law and our Articles of Incorporation authorize us to issue shares of stock which shares may cause substantial dilution to our existing shareholders.

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of June 17, 2013, we have 26,734,232 shares of common stock outstanding and 2,000 Preferred Stock Shares issued and outstanding, each convertible into 1,000 shares of our common stock. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, subject to the requirements of the NYSE MKT Equities Exchange (which generally require shareholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), which if issued could cause substantial dilution to our then shareholders.  Shares of additional preferred stock may also be issued by our Board of Directors without shareholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding.  As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders.  Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have super voting rights and/or other rights or preferences which could provide the preferred shareholders with substantial voting control over us subsequent to the date of this report and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

Shareholders may be diluted significantly through our efforts to obtain financing and/or satisfy obligations through the issuance of additional shares of our common stock.

On May 16, 2013 we filed a Registration Statement on Form S-3 (Reg. No. 333-188663), which allows us the ability to sell up to $10 million in securities from time to time in the future, including common stock, preferred stock, debt securities, warrants and/or units consisting of any of the above.  On May 24, 2013, the Registration Statement was declared effective by the SEC; provided that as of the date of the filing of this report, no securities have been sold under the Registration Statement and we do not have any immediate plans to sell any securities under the Registration Statement.

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

We face potential liability in the event we do not satisfy the current public information requirements of Rule 144(c) of the Securities Act of 1933, as amended, prior to the date the Series B Warrants and shares of common stock issuable upon exercise thereof have been sold by the holders thereof or have expired.

Pursuant to an Amendment Agreement entered into with the Series B Warrant holders, we agreed that if at any time prior to the date that all of the Series B Warrants and any shares of common stock issuable upon exercise of such warrants are sold by the holders thereof, we fail to satisfy the current public information requirement of Rule 144(c) of the Securities Act of 1933, as amended (a “Public Information Failure”), as partial relief for the damages to any holder of warrants, we would pay the holders, based on their pro rata ownership of non-exercised and non-expired warrants on the first day of a Public Information Failure, an aggregate of $80,000 for the first thirty calendar days that there is a Public Information Failure (pro-rated for a period of less than thirty days) and an amount in cash equal to one and one-half percent (1.5%) of the aggregate Black Scholes Value (as defined in the warrants) of such holder’s non-exercised and non-expired warrants on the sixty-first (61st) calendar day after the Public Information Failure (covering the 31st to 60th calendar days) and on every thirtieth day (pro-rated for periods totaling less than thirty days) thereafter until the earlier of (i) the date such Public Information Failure is cured; (ii) such time that such public information is no longer required pursuant to Rule 144; and (iii) the expiration date of the warrants.  Additionally, upon the occurrence of any Public Information Failure during the 12 months prior to the expiration of any warrant, the expiration date of such warrant will be automatically extended for one day for each day that a Public Information Failure occurs and is continuing.  As such, in the event of the occurrence of a Public Information Failure, we will face liability and penalties.

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

ITEM 2.        PROPERTIES.

Areas of Activities

Lucas Energy, Inc. has oil and natural gas interests, and operates oil and natural gas properties only in the onshore Texas area.  All of the Company’s operations and leasehold interests are in known prolific oil prone trends which extend from South Texas along the border with Mexico to the Northeast area towards the Louisiana-Texas state line north of Beaumont, Texas.  The oil and natural gas properties owned by the Company are in five major reservoir areas of interest:  the Eagle Ford shale, Austin Chalk, Eaglebine, Buda and Glen Rose zones.

Eagle Ford & Austin Chalk Area

The core properties of Lucas Energy are in an area of the Austin Chalk and Eagle Ford trends south, and southeast of San Antonio, Texas.  Lucas has approximately 14,518 gross acres with approximately 4,510 net acres of Eagle Ford in this core area.  Current production from approximately 55 wells operated by the Company is from the Austin Chalk, Buda, and Edwards formations.  Non-operated production from the Eagle Ford formation includes two (2) wells operated by an affiliate of Marathon Oil Company.  These Eagle Ford properties are located within Atascosa, Gonzales, Karnes, Frio, and Wilson counties, Texas.  This core area accounts for almost all of the production and most of the workover operations during fiscal year 2013.

Eaglebine Area

During the third quarter of fiscal year 2012, the Company acquired oil and natural gas leasehold interests in the Eaglebine portion of the Eagle Ford trend.  Lucas acquired working interests in approximately 3,700 net acres in Leon and Madison counties in Texas in the buyout of an affiliate of Hall Financial Group of Dallas, Texas.  The Company operated one well in that area which was completed in the Dexter formation.  Although there are multiple formations of interest in this area north of Houston, Texas, the Eaglebine has become an area of interest.  The Eaglebine is a series of formations that include the Eagle Ford on top of the Woodbine.  Other common named intervals in this series are the Dexter and the Subclarksville.

Buda & Glen Rose Area

The Buda and Glen Rose areas have become another key formation of interest in Madison County.  Recent activity has focused on vertical integration in these zones and has provided additional opportunities to exploit based on recent technological advancement and techniques.  The Company’s leases are contiguous to other successful operators and we expect to expand our presence in this area.  Porous interval thickness of the Glen Rose ranges from 125 to 300 feet in our leasehold area.  We currently do not have producing Glen Rose in our properties.  We have approximately 3,400 net acres in Madison and Leon counties.

A recap of the acreage held by Lucas is shown below as of March 31, 2013:

Acres
State of Texas
Gross Acreage - Surface Area	21,462

Net Acreage by Formation Below Surface
Austin Chalk	15,490
Below Austin Chalk	7,951

Production of Crude Oil and Natural Gas

The Company produced oil and natural gas from 55 wells in seven Texas counties, as of the year ended March 31, 2013.  However, most of the production was from 18 wells which produced over half of the production.  Over 98% of our production is oil and we operate over 95% of our producing wells.  As we develop our properties, we may see the opportunity to increase our natural gas and natural gas liquids production.  Below are well statistics.

	At March 31,
	2013	2012
Crude oil wells, Texas:
Gross	55.0	56.0
Net	37.9	37.7
Natural gas wells, Texas:
Gross	-	1.0
Net	-	0.9

Crude oil sales have increased over the last three years from 37,687 BBLs of oil as of the year ended March 31, 2011 to 84,227 BBLs of oil as of the year ended March 31, 2013.  The second and third quarter of 2013 accounted for the highest producing quarters of the year as it carried a portion of the production from the Baker DeForest Unit sold in December 2012 (see “Item 8 – Note 4 Property and Equipment” for additional information). The following summarizes our net production for the fiscal years ended 2013, 2012, and 2011:

	2013	2012	2011
Production sales:
Crude oil (Barrels or Bbls)	84,227	54,466	37,687
Natural gas (Thousand cubic feet or Mcf)	9,236	14,560	8,737
Total (barrels oil equivalent or BOE) (1)	85,766	56,892	39,143

(1) Oil equivalents are determined under the relative energy content method by using a ratio of 6.0 Mmbtu to 1.0 Bbl of oil.

Oil and Natural Gas Reserves

Reserve Information.  For estimates of Lucas' net proved producing reserves of crude oil and natural gas, as well as discussion of Lucas' proved and probable undeveloped reserves, see "Item 8. Financial Statements and Supplementary Data."

At March 31, 2013, Lucas' total estimated proved reserves were 5.6 million BOE of which 5.1 million BBLs were crude oil reserves, and 2.6 BCF were natural gas reserves (see “Item 8. Financial Statements and Supplementary Data”).

Internal Controls.  The preparation of our reserve estimates is in accordance with our prescribed  procedures that include verification of input data into a reserve forecasting and economic software, as well as management review.  Our reserve analysis includes but is not limited to the following:

•	Research of operators near our lease acreage. Review operating and technological techniques, as well as reserve projections of such wells.
•	The review of internal reserve estimates by well and by area by a qualified petroleum engineer. A variance by well to the previous year-end reserve report is used as a tool in this process.
•	The discussion of any material reserve variances among management to ensure the best estimate of remaining reserves.

The Company retained several consultants which provided reserve estimates internally.  These consultants have extensive experience in their fields, including petroleum & reservoir engineering and geology.  They provided a comprehensive analysis of the reserves in our leases and have given management and our Third Party Engineers the necessary data to provide the support needed for our reserve estimates.

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

ITEM 3.       LEGAL PROCEEDINGS.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations, other than the below. We may become involved in material legal proceedings in the future.

On October 5, 2012, Knight Capital Americas LLC (as successor in interest to Knight Capital America, L.P. (“Knight”)), filed suit against the Company in the Supreme Court of the State of New York, County of New York (Index No. 157012/2012).  The Company previously engaged Knight as a broker/dealer in connection with a proposed fund raise.  The suit alleges causes of actions for breach of contract, unjust enrichment, breach of implied covenants, tortious interference and seeks declaratory relief in connection with the Company allegedly failing to pay Knight fees in connection with its right of first refusal to provide broker/dealer services in connection with a subsequently completed fund raise undertaken by the Company.  The Company is in the process of attempting to negotiate a settlement with Knight, provided that there can be no assurance that a settlement will be reached or if reached will be on favorable terms to the Company.

On October 13, 2011, Lucas entered into a purchase and sale agreement with Nordic Oil USA I, LLLP (“Nordic”), whereby effective July 1, 2011, Lucas purchased all of Nordic’s right, title and interest in certain oil, gas and mineral leases located in Gonzales, Karnes and Wilson Counties, Texas.  The transaction officially closed on November 18, 2011. Lucas agreed to pay Nordic $22 million, payable in the form of a senior secured promissory note (with recourse only to the properties acquired), which accrued interest at the rate of 6% per annum (the “Note”), the payment of which was secured by a Deed of Trust, Security Agreement, Financing Statement and Assignment of Production on the property acquired (the “Deed of Trust”).  Lucas failed to pay the note when it was due on November 17, 2012, and the parties were unable to come to terms on a settlement of the debt.  Subsequently in December 2012, Nordic filed a lawsuit against Lucas pursuant to which Nordic made claims for the payment of damages in connection with liens attached to the property, the proceeds from alleged wrongful assignments of the property acquired in the transaction, pre-and-post judgment interest, a foreclosure and sale of the property, plus attorney’s fees in the amount of 10% of the principal and interest then owing on the note (as allegedly allowed pursuant to the terms of the Note), and sought damages for breach of contract and attorney’s fees. On March 29, 2013, and effective March 31, 2013 (the “Effective Date”), Lucas entered into a Settlement and Release Agreement with Nordic (the “Settlement Agreement”), pursuant to which the parties agreed to settle and terminate the purchase and sale agreement, Lucas agreed to:

•	Pay Nordic an aggregate of $1,125,000 as follows:

o	$250,000 upon the parties entry into the Settlement Agreement (which has been paid to date);
o	$250,000 on or before April 1, 2013 (which has been paid to date);
o	$500,000 on or before June 1, 2013 (which has been paid to date); and
o	$125,000 on or before September 30, 2013,

provided that if Lucas fails to pay any amounts when due, Nordic is able to file an agreed judgment with the court stipulating that Lucas agrees that the amount owed pursuant to the schedule above is immediately due and payable together with 5% interest;

•	To assign certain properties to Nordic (free of certain liens and encumbrances), together with any rights in the Interests owned by any current or former officers or directors of Lucas; and

•	To complete certain field work on the properties at Lucas’ sole expense, which has been performed and has an immaterial effect.

Additionally, the parties agreed to mutually release each other and each other’s affiliates and assigns from all claims, causes of actions, damages and liabilities relating to any events which occurred prior to the Effective Date, whether as a result of the purchase of the properties, the note or otherwise, and to further indemnify each other from any claims associated therewith. Finally, Nordic agreed to dismiss the Lawsuit with prejudice five business days after Lucas has made the final payment required as discussed above.

On April 8, 2013, the Company entered into a Settlement Agreement with Seidler Oil & Gas, L.P. (“Seidler”) on a lawsuit claiming a refund on previous investments with Lucas Energy.  The Company settled the outstanding balance and paid Seidler $1.3 million plus legal fees.  Seidler released the Company, its current and past officers, directors and agents from associated claims and Seidler agreed to dismiss the previously filed lawsuit with prejudice. In addition, certain private investors also agreed to release the Company, Seidler, and their respective past and present affiliates from any and all claims.

The Company filed a lawsuit against the holder of the Company’s 2,000 outstanding shares of Series A Convertible Preferred Stock in the District Court of Harris County, Texas, on May 9, 2013, seeking a declaratory judgment that the 2,000 shares of Series A Convertible Preferred Stock should be cancelled, injunctive relief prohibiting the holder from selling or transferring the Series A Convertible Preferred Stock, and attorney’s fees.  The outcome of the litigation matter cannot be determined at this time with any reasonable certainty.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable. The Company does not have any mining operations.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

 Market Information

Our common stock is quoted on the NYSE MKT under the symbol LEI.  Set forth in the table below are the quarterly high and low closing prices of our common stock for the past two fiscal years.

	High	Low
2013
Quarter ended March 31, 2013	$1.71	$1.21
Quarter ended December 31, 2012	2.31	1.10
Quarter ended September 30, 2012	2.34	1.41
Quarter ended June 30, 2012	2.50	1.39

2012
Quarter ended March 31, 2012	$3.24	$2.20
Quarter ended December 31, 2011	2.68	1.04
Quarter ended September 30, 2011	3.30	1.27
Quarter ended June 30, 2011	4.65	2.40

Holders

As of June 17, 2013, there were approximately 150 record holders of Lucas' common stock.  As of June 17, 2013, there was also one record holder for the Series A Convertible Preferred Stock which issuance and the validity of such shares Lucas is currently in litigation regarding (see “Item 8 - Note 11. Subsequent Events”).  Our Series A Convertible Preferred Stock is not listed, traded or quoted on any market or exchange.

Description of Capital Stock

As of June 17, 2013, we had 26,734,232 shares of our common stock outstanding, 2,000 shares of our Series A Convertible Preferred Stock designated and outstanding and 3,000 shares of our Series B Convertible Preferred Stock designated, with no shares of Series B Convertible Preferred Stock outstanding.

Common Stock

Holders of our common stock: (i) are entitled to share ratably in all of our assets available for distribution upon liquidation, dissolution or winding up of our affairs; (ii) do not have preemptive, subscription or conversion rights, nor are there any redemption or sinking fund provisions applicable thereto; and (iii) are entitled to one vote per share on all matters on which stockholders may vote at all stockholder meetings.  Each shareholder is entitled to receive the dividends as may be declared by our directors out of funds legally available for dividends. Our directors are not obligated to declare a dividend. Any future dividends will be subject to the discretion of our directors and will depend upon, among other things, future earnings, the operating and financial condition of our Company, our capital requirements, general business conditions and other pertinent factors.

The presence of the persons entitled to vote a majority of the outstanding voting shares on a matter before the stockholders shall constitute the quorum necessary for the consideration of the matter at a stockholders’ meeting.

The vote of the holders of a majority of the shares entitled to vote on the matter and represented at a meeting at which a quorum is present shall constitute an act of the stockholders, except for the election of directors, who shall be appointed by a plurality of the shares entitled to vote at a meeting at which a quorum is present. The common stock does not have cumulative voting rights, which means that the holders of 51% of the common stock voting for election of directors can elect 100% of our directors if they choose to do so.

Our common stock is listed and traded on the NYSE MKT under the symbol “LEI”.

Preferred Stock

Subject to the terms contained in any designation of a series of Preferred Stock, the Board of Directors is expressly authorized, at any time and from time to time, to fix, by resolution or resolutions, the following provisions for shares of any class or classes of Preferred Stock of the Company:

(1)
The designation of such class or series, the number of shares to constitute such class or series which may be increased (but not below the number of shares of that class or series then outstanding) by a resolution of the Board of Directors;

(2)	Whether the shares of such class or series shall have voting rights, in addition to any voting rights provided by law, and if so, the terms of such voting rights;

(3)
The dividends, if any, payable on such class or series, whether any such dividends shall be cumulative, and, if so, from what dates, the conditions and dates upon which such dividends shall be payable, and the preference or relation which such dividends shall bear to the dividends payable on any share of stock of any other class or any other shares of the same class;

(4)
Whether the shares of such class or series shall be subject to redemption by the Company, and, if so, the times, prices and other conditions of such redemption or a formula to determine the times, prices and such other conditions;

(5)
The amount or amounts payable upon shares of such series upon, and the rights of the holders of such class or series in, the voluntary or involuntary liquidation, dissolution or winding up, or upon any distribution of the assets, of the Company;

(6)
Whether the shares of such class or series shall be subject to the operation of a retirement or sinking fund, and, if so, the extent to and manner in which any such retirement or sinking fund shall be applied to the purchase or redemption of the shares of such class or series for retirement or other corporate purposes and the terms and provisions relative to the operation thereof;

(7)
Whether the shares of such class or series shall be convertible into, or exchangeable for, shares of stock of any other class or any other series of the same class or any other securities and, if so, the price or prices or the rate or rates of conversion or exchange and the method, if any, of adjusting the same, and any other terms and conditions of conversion or exchanges;

(8)
The limitations and restrictions, if any, to be effective while any shares of such class or series are outstanding upon the payment of dividends or the making of other distributions on, and upon the purchase, redemption or other acquisition by the Company of the common stock or shares of stock of any other class or any other series of the same class;

(9)
The conditions or restrictions, if any, upon the creation of indebtedness of the Company or upon the issuance of any additional stock, including additional shares of such class or series or of any other series of the same class or of any other class;

(10)
The ranking (be it pari passu, junior or senior) of each class or series vis-à-vis any other class or series of any class of Preferred Stock as to the payment of dividends, the distribution of assets and all other matters;

(11)
Facts or events to be ascertained outside the Articles of Incorporation of the Company, or the resolution establishing the class or series of stock, upon which any rate, condition or time for payment of distributions on any class or series of stock is dependent and the manner by which the fact or event operates upon the rate, condition or time of payment; and

(12)
Any other powers, preferences and relative, participating, optional and other special rights, and any qualifications, limitations and restrictions thereof, insofar as they are not inconsistent with the provisions of the Articles of Incorporation of the Company, as amended, to the full extent permitted by the laws of the State of Nevada.

The powers, preferences and relative, participating, optional and other special rights of each class or series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

Series A and B Convertible Preferred Stock

The Series A Convertible Preferred Stock and Series B Convertible Preferred Stock have no voting rights, no liquidation rights and no redemption rights, but have conversion rights providing the holder thereof the right to convert each outstanding Series A and B Convertible Preferred Stock share into 1,000 shares of the Company's common stock. The Series A Convertible Preferred Stock contains a provision that limits the amount of common shares that the holder can own at any time upon conversion to an aggregate of 4.99% of the Company’s then issued and outstanding shares of common stock.  The Series B Convertible Preferred Stock contains a similar provision, limiting the amount of common shares that the holder can own upon any conversion to an aggregate of 9.99% of the Company’s then issued and outstanding shares of common stock.  The Series B Convertible Preferred Stock has dividend rights when and if cash dividends are declared by the Company on an “if converted” basis.  Additionally, the conversion rate of the Series A and B Convertible Preferred Stock adjusts automatically in connection with and in proportion to any dividends payable by the Company in common stock.

Dividend Policy

We have not declared or paid cash dividends, or made distributions in the past. We do not  anticipate  that  we will  pay  cash  dividends  or  make distributions  in the  foreseeable  future.  We currently intend to retain and reinvest future earnings to finance operations.  We may however declare and pay dividends in shares of our common stock in the future.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding those in column (a))
Equity compensation plans approved by the security holders	819,668	$1.55	759,758
Equity compensation plans not approved by the security holders	150,630	$2.98	-
Total	970,298	$1.77	759,758

(a)
Includes any compensation plan and individual compensation arrangement of the Company under which equity securities of the Company are authorized for issuance to employees, or non-employees including directors, consultants, advisors, vendors, customers, suppliers or lenders in exchange for consideration in the form of goods or services, as of March 31, 2013.

(b)	Includes the weighted average exercise price of outstanding options, warrants, and rights identified in (a).

Recent Sales of Unregistered Securities

Year Ended March 31, 2013

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

In August 2012, Peter K. Grunebaum, our then director, exercised 14,000 warrants to purchase shares of the Company’s common stock for aggregate consideration of $14,000 or $1.00 per share and the Company issued Mr. Grunebaum 14,000 shares of restricted common stock.

The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipient was a director of the Company.

In August 2012, Meson Capital Partners LP (“Meson LP”), which is an affiliate of Ryan J. Morris, who became our director effective October 1, 2012, purchased warrants to purchase 83,334 shares of common stock at an exercise price of $1.00 per share (the “Warrants”) for an aggregate of $25,000, or $0.30 per Warrant, from the Company’s Chairman, J. Fred Hofheinz, and Warrants to purchase an aggregate of 15,167 shares for an aggregate of $4,550, or $0.30 per Warrant, from Peter K. Grunebaum, a then member of the Company’s Board of Directors, in private transactions, which Warrants were subsequently exercised by Meson LP for an aggregate exercise price of $98,501.  The Company subsequently issued Meson LP an aggregate of 98,501 shares of restricted common stock.

In August 2012, Gulf Standard Energy Company, LLC, which is beneficially owned by W. Andrew Krusen, Jr., our director, exercised warrants to purchase 200,000 shares of common stock at an exercise price of $1.00 per share and was issued 200,000 shares of common stock.

The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended since the foregoing issuances and transfers did not involve a public offering, the recipients took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were “accredited investors”.

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

Subsequent to the Year Ended March 31, 2013

Effective April 4, 2013, the Company entered into a Loan Agreement with various lenders, including related parties (see below under “Item 13.Certain Relationships and Related Transactions, and Director Independence”), pursuant to which such lenders loaned the Company an aggregate of $2,750,000 which was documented by Promissory Notes which accrue interest at the rate of 14% per annum, with such interest payable monthly in arrears (beginning June 1, 2013) and which are due and payable on October 4, 2013.  The Company granted each of the note holders their pro rata portion of five year warrants to purchase 275,000 shares of the Company’s common stock at an exercise price of $1.50 per share.

The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing sales and grants did not involve a public offering, the recipients took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were “accredited investors”. No underwriters or agents were involved in the foregoing and the Company paid no underwriting discounts or commissions.

Effective May 31, 2013, the Company entered into a Loan Agreement with various lenders pursuant to which such lenders loaned the Company an aggregate of $500,000 which was documented by Promissory Notes which accrue interest at the rate of 14% per annum, with such interest payable monthly in arrears (beginning July 1, 2013) and which are due and payable on April 4, 2014.  The Company granted each of the note holders their pro rata portion of five year warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.50 per share.

The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing sales and grants did not involve a public offering, the recipients took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were “accredited investors”. No underwriters or agents were involved in the foregoing and the Company paid no underwriting discounts or commissions.

Use of Proceeds from Sale of Registered Securities

Our Registration Statement on Form S-3 (Reg. No. 333-188663) in connection with the sale by us of up to $10 million in securities (common stock, preferred stock, debt securities, warrants and units) was declared effective by the SEC on May 24, 2013. We have sold no securities pursuant to the Registration Statement to date and have no immediate plans to sell any securities.

ITEM 6.       SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following is a discussion by management of its view of the Company’s business, financial condition, and corporate performance for the past year.  The purpose of this information is to give management’s recap of the past year, and to give an understanding of management’s current outlook for the near future.  This section is meant to be read in conjunction with “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Our fiscal year ends on the last day of March of the calendar year.  We refer to the twelve-month periods ended March 31, 2013 and March 31, 2012 as our 2013 fiscal year and 2012 fiscal year, respectively.

Overview

The ultimate goal of the management of Lucas is to maximize shareholder value.  We seek to accomplish this through various business activities and strategies identified in “Item 1. Business” and “Item 2. Properties” of this report.  Specific targets include: increasing production by developing our acreage, increasing profitability margins by evaluating and optimizing our production, leveraging our balance sheet, and executing our business plan to increase property values, reserves, and expanding our asset base.

Results for our 2013 fiscal year include the following:

•	production increase of 51% to 85,766 BOE’s;
•	net operating revenue of $8.2 million, an increase of 57% from the previous year; and
•	net loss of $6.8 million, or $0.27 per diluted share, compared to a net loss of $7.6 million last year, or $0.41 per diluted share.

We believe our strengths will help us successfully execute our ultimate goals.  We benefit from having asset-rich properties in core areas such as the Eagle Ford, one of the most active plays in the U.S.  The activity around our Eagle Ford assets has begun to define the tremendous opportunities we have in our leases.  The increasing number of wells drilled and the corresponding data available to us this year has enhanced our knowledge and as a result increased the opportunities shown in our reserve report.  In addition, leading operators in the Eagle Ford area have developed drilling and completion technologies that have significantly reduced production risk and decreased per unit drilling and completion costs.

We also benefit from the size and local knowledge of our operations.  Our size provides us with the opportunity to acquire smaller acreage blocks that may be less attractive to larger operators in the area.  We believe that our acquisition of these smaller blocks, if successful, will have a meaningful impact on our overall acreage position.

We benefit from having an experienced management team with proven acquisition, operating and financing capabilities. Mr. Anthony Schnur, our Chief Executive Officer, has over twenty years of extensive oil and gas and financial management experience.  He has developed strategic business plans, raised debt and equity capital, and provided asset management, cash flow forecasts, transaction modeling and development planning for both start-ups and special situations.  On three separate occasions Mr. Schnur has been asked to lead work-out/turn-around initiatives in the E&P space.  He is complemented by Mr. William J. Dale, our Chief Financial Officer, who has 17 years of oil and gas industry financial experience across corporate finance, treasury, strategic planning, and financial reporting, planning and analysis functions both at large global corporations as well as small, entrepreneurial oil and gas companies. He has dual Bachelor degrees in Accounting and Finance, an MBA from the University of Houston and is also a Texas Certified Public Accountant.  Functionally he crosses disciplinary lines from finance-planning-execution to operations assessment and acquisition evaluation and due diligence.  Further the Company has attracted new talent in its operations, reservoir analysis, land and accounting functions and it believes it has brought together a professional and dedicated team to deliver value to Lucas shareholders.

2013 Overview

In the 2013 fiscal year, we performed several workovers throughout our properties.  We had an average net production flow of 235 BOE for the year, with oil production contributing to most of our production.  By the end of the year, our production stabilized to an average of 203 net BOE per day and we reduced our operating costs dramatically with positive field results.  In 2013, although our revenues were higher than previous years, we still had a net loss for the year.  Therefore, in the fourth quarter of 2013, we implemented a cost reduction plan throughout the organization which we expect to maintain going forward.  Our strategy is to maintain our operating cost to an acceptable rate that will benefit the operating margin of the Company as we look to develop our current acreage.

Overview of Properties

During our 2013 fiscal year, the Company continued to acquire and purchase some additional Austin Chalk and Eagle Ford assets.  These transactions were done with minimal cash outlay and at prices which Lucas believes were under the current market.  We also managed to settle legal proceedings with Nordic on March 29, 2013 (see “Item 3. Legal Proceedings”).  The settlement provided for us to pay Nordic $1,125,000 in cash and to assign back to Nordic certain properties in Wilson and Gonzales counties which were acquired from Nordic in 2011 and Nordic to cancel a $22 million note which was previously due to Nordic.

The Company ended the 2013 fiscal year with approximately 4,510 net acres in the Eagle Ford reservoir and approximately 3,441 net acres in the Eaglebine, Buda, and Glen Rose trends.

Operations

The first half of 2013 carried over production from previous year for wells drilled in our acreage.  These wells were drilled in the Austin Chalk formation in Gonzales, Texas.  For fiscal year 2013, these wells contributed to approximately 50% of our total production.  Remaining production has been through an extensive workover program to extend and increase the life of our older wells.  Lucas’ objective for our current producing wells is to operate as efficient as possible, look for technological advancements to increase the life of the wells, evaluate the economic viability of these wells, and consider adding or redrilling our low producing assets. As new wells are drilled in our acreage, we expect to see workover costs diminish.  An increase in the drilling program of older leases could significantly reduce our lifting costs per BBL (barrel).

Reserves

Our estimated net proved crude oil and natural gas reserves at March 31, 2013 and 2012 were approximately 5.6 million BOE and 8.8 million BOE, respectively, a decrease of 3.2 million BOE or 37%.  Crude oil reserves decreased approximately 1.9 million BBLs to 5.1 million BBLs or 27% and natural gas reserves decreased 8.1 BCF to 2.6 BCF.  Using the average monthly crude oil price of $104.76 per BBL and natural gas price of $3.51 per thousand cubic feet (MCF) for the twelve months ended March 31, 2013, our estimated discounted future net cash flow (PV-10) before tax expenses for our proved reserves was approximately $132.6 million, an increase of $28.3 million or 27% from a year ago using the same SEC pricing and reserves methodology.  Oil and natural gas prices have historically been volatile and such volatility can have a significant impact on our estimates of proved reserves and the related PV-10 value.

During the fourth quarter of fiscal 2013, we had the opportunity to research and collect data from the development of surrounding properties by other operators.  As a result, we reported a net decrease of 3.2 million BOE or 37% from previous year mainly due to the Nordic settlement and termination of the $22 million note originally owed to Nordic (see “Item 3. Legal Proceedings”), the oil and natural gas recoveries in our areas have changed mainly from local operator’s technical efficiencies, our working interest in certain properties have changed, and oil recoveries around our Gonzales properties were greatly enhanced.

These reserves were determined in accordance with standard industry practices and SEC regulations by the licensed independent petroleum engineering firm of Forest A. Garb and Associates, Inc.  A large portion of the proved undeveloped crude oil reserves are associated with the Eagle Ford formation.  Although these hydrocarbon quantities have been determined in accordance with industry standards, they are prepared using the subjective judgments of the independent engineers, and may actually be more or less.

Crude Oil and Natural Gas Sales

During the year ended March 31, 2013, our crude oil sales volumes increased to 84,227 BBLs or 231BOPD from 54,466 BBLs, or 149 BOPD, a 55% increase over the previous fiscal year.  We exited the year producing 100% crude oil and a majority of our crude oil sale volumes came from Austin Chalk formation wells which we operate.  We operate over 95% of our producing wells, except two (2) wells producing from the Eagle Ford which is being operated by an affiliate of Marathon Oil Corporation.

On November 21, 2012, the Company entered into a Purchase Agreement with Sundown Energy, LP to sell the Company’s 0.77% net royalty interest in the oil and natural gas properties located on approximately 52 acres of land within the Baker Deforest Unit, located in Gonzales and Dewitt counties, Texas. The purchaser paid $4.0 million in cash in connection with the sale for certain wells contributing to our production in the third quarter of 2013. The closing occurred on December 19, 2012, but was effective as of October 1, 2012.  Over 90% of our gas production for the year was from the Baker Deforest sale, with only 10% contributing to our oil sales.

Major Expenditures

The table below sets out the major components of our operating and corporate expenditures for the years ended March 31, 2013 and 2012:

	2013	2012
Additions (Deductions) to Oil and Gas Properties (Capitalized)
Acquisitions Using Cash	$116,700	$2,094,161
Other Capitalized Costs (a)	4,782,327	12,354,246
Subtotal	4,899,027	14,448,407
Acquisitions Using Shares	-	8,703,354
Issuance/Relinquishment of Nordic Note Payable (b)	(22,829,333)	22,000,000
Issuance/Relinquishment of Origin Note Payable (c)	180,837	-
Issuance/Relinquishment of Origin Note Receivable (d)	470,812	-
Other Non-Cash Acquisitions (Deductions) (e)	(181,970)	621,519
Total Additions (Deductions) to Oil and Gas Properties	(17,460,627)	45,773,280
Lease Operating Expenditures (Expensed)	3,760,036	4,289,672
Severance and Property Taxes (Expensed)	432,187	316,307
	$(13,268,404)	$50,379,259

General and Administrative Expense (Cash based)	$5,421,220	$5,206,024
Share-Based Compensation (Non-Cash)	677,553	423,992
Total General and Administrative Expense	$6,098,773	$5,630,016

(a)	Other capitalized costs include title related expenses and tangible and intangible drilling costs.
(b)
Issuance/Relinquishment of Nordic Note Payable relates to the $22.0 million non-recourse senior secured promissory note issued during October 2011 in connection with the Nordic acquisition.  This Note has been settled and is no longer part of our contingent liabilities (see “Item 3. Legal Proceedings”)

(c)
Issuance/Relinquishment of Origin Note Payable relates to the original purchase by the Company of properties from Origin for $50,000 cash and a note payable of $450,000 on October 30, 2012.  On May 23, 2012, the remaining $269,163 balance of the note (net $180,837) was subsequently relinquished through the sale of other properties to Origin from the Company.

(d)
Issuance/Relinquishment of Origin Note Receivable relates to sale of properties to Origin for a $500,000 note receivable on December 1, 2011.  On August 1, 2012, the Company repurchased certain properties plus one additional property from Origin for the $470,812 remaining balance of the note receivable.

(e)	Other non-cash acquisitions relate to the present value of the estimated asset retirement costs capitalized as part of the carrying amount of the long-lived asset.

Results of Operations

The following discussion and analysis of the results of operations for each of the two fiscal years in the period ended March 31, 2013 should be read in conjunction with the consolidated financial statements of Lucas Energy, Inc. and notes thereto (see “Item 8.  Financial Statements and Supplementary Data”).  As used below, the abbreviations "BBLs" stands for barrels, "MCF" for thousand cubic feet and "BOE" for barrels of oil equivalent (determined under the relative energy content method by using a ratio of 6.0 Mmbtu to 1.0 Bbl of oil).

We reported a net loss for the year ended March 31, 2013 of $6.8 million, or $0.27 per share.  For the year ended March 31, 2012, we reported a net loss of $7.6 million, or $0.41 per share. Our revenues increased by $3.0 million, or 57%, and our net loss decreased by $0.8 million.

Net Operating Revenues

The following table sets forth the revenue and production data for the years ended March 31, 2013 and 2012:

				%
	2013	2012	Increase (Decrease)	Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	84,227	54,466	29,761	55%
Natural Gas (Mcf)	9,236	14,560	(5,324)	(37%)
Total (Boe) (1)	85,766	56,892	28,874	51%

Crude Oil (Bbls per day)	231	149	82	55%
Natural Gas (Mcf per day)	25	40	(15)	(38%)
Total (Boe per day) (1)	235	156	79	51%

Average Sale Price:
Crude Oil ($/Bbl)	$97.59	$95.14	$2.45	3%
Natural Gas ($/Mcf)	$2.93	$5.25	$(2.32)	(44%)

Operating Revenues:
Crude Oil	$8,219,984	$5,182,087	$3,037,897	59%
Natural Gas	27,100	76,374	(49,274)	(65%)
Total Revenues	$8,247,084	$5,258,461	$2,988,623	57%

(1)	Oil equivalents are determined under the relative energy content method by using a ratio of 6.0 Mmbtu to 1.0 Bbl of oil.

Total crude oil and natural gas revenues for the year ended March 31, 2013 increased $3.0 million, or 57%, to $8.3 million from $5.3 million for the same period a year ago, due primarily to a favorable crude oil volume variance of $2.8 million and a favorable crude oil price variance of $0.2 million.  The increased crude oil volumes sold was due to higher production levels during the 2013 fiscal year as compared to the prior year which were attributable to production from several new wells drilled in the early part of 2012 and production from the Baker DeForest Unit sold in December 2012.

Operating and Other Expenses

				%
	2013	2012	Increase (Decrease)	Increase (Decrease)
Lease Operating Expenses	$3,760,036	$4,289,672	$(529,636)	(12%)
Direct lease operating expense	2,106,372	2,003,339	103,033	5%
Workovers expense	1,540,098	2,252,417	(712,319)	(32%)
Other	113,566	33,916	79,650	235%
Severance and Property Taxes	432,187	316,307	115,880	37%
Depreciation, Depletion,
Amortization and Accretion	3,585,674	2,008,235	1,577,439	79%

General and Administrative (Cash based)	$5,421,220	$5,206,024	$215,196	4%
Share-Based Compensation (Non-Cash)	677,553	423,992	253,561	60%
Total General and Administrative Expense	$6,098,773	$5,630,016	$468,757	8%

Interest Expense	$1,367,844	$633,182	$734,662	116%

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

Lease operating expenses of $3.8 million for the year ended March 31, 2013 decreased $0.5 million, or 12%, from $4.3 million for the same period a year ago, primarily due to decreased expenses associated with a reduction of workover costs of $0.7 million in the last quarter of the year.   Generally, workover costs are incurred for increasing production and maintaining leases on certain properties.  In the first and second quarter of fiscal 2013, there was a considerable workover program started that increased production for the first part of the 2013 fiscal year.  In the fourth quarter of 2013, in order to maintain cash flows, we reduced our workover program and stabilized production.

Depreciation, Depletion, Amortization and Accretion (“DD&A”).  DD&A, related to proved oil and gas properties is calculated using the unit-of-production method.  Under Full Cost Accounting, the amortization base is comprised of the total capitalized costs and total future investment costs associated with all proved reserves.

DD&A expenses for the year ended March 31, 2013 increased $1.6 million, or 79%, to $3.6 million from $2.0 million for the same period a year ago.   The increase was primarily due to increased production of 27,760 BOE and a higher unit DD&A rate.  The unit DD&A rate increased to $40.51 per BOE from $33.68 per BOE was due primarily to an increase in the future investment costs associated with the Company's proved undeveloped reserves for the year ended March 31, 2013 as compared to the same period a year ago.

General and Administrative Expenses (excluding share-based compensation). General and administrative expenses (excluding share-based compensation) increased approximately $0.2 million or 4% for the year ended March 31, 2013 as compared to the prior year primarily due to an increase of $0.5 million of expenses related to employee based severance costs, an increase of $0.1 million of employee and consultant fees, offset by a decrease of $0.3 million related to the discount of options issued in the Company’s 2012 capital raise and $0.1 million decrease in professional fees, including investor relations and consultants.

Share-Based Compensation. Share-based compensation, which is included in General and Administrative expense in the Consolidated Statements of Operations increased approximately $0.2 million for the year ended March 31, 2013 as compared to the prior year primarily due to an increase in employee based stock option costs related to the severance of key individuals of $0.3 million, offset by a decrease in stock compensation of $0.1 million. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Expense.  Interest expense increased approximately $0.7 million primarily due to interest on the $22 million Nordic note that was settled and terminated in March 2013.  Interest expense for the note was $1.3 million for the current year.

Liquidity and Capital Resources

Working Capital

At March 31, 2013, the Company’s total current liabilities of $6.5 million exceeded its total current assets of $1.7 million, resulting in a working capital deficit of $4.8 million.  At March 31, 2012, the Company had a working deficit of $31.5 million.  The $26.7 million deficit reduction is primarily related to the relinquishment of a $22.0 million non-recourse senior secured promissory note with Nordic (see Part I, Item 3 “Legal Proceedings”) and an overall reduction of current liabilities.

The primary sources of cash for Lucas during 2013 fiscal year were funds generated from operations, proceeds from the sale of oil and gas properties, proceeds from the issuance of units consisting of shares of our common stock and warrants to purchase shares of our common stock and the exercise of warrants.

The Company believes its undeveloped acreage and ability to access the capital markets in both equity and debt provides a sufficient means to conduct its current operations, meet its contractual obligations and undertake a forward outlook on future development of its current fields.

Cash Flows

	Year Ended March 31,
	2013	2012
Cash flows used in operating activities	$(1,814,640)	$(3,360,980)
Cash flows used in investing activities	(5,374,669)	(3,873,065)
Cash flows provided by financing activities	6,956,021	5,446,916
Net (decrease) increase in cash and cash equivalents	$(233,288)	$(1,787,129)

The primary sources of cash for Lucas during the two-year period ended March 31, 2013 were funds generated from sales of crude oil and natural gas, proceeds from the sale of oil and gas properties and proceeds from sale of shares of the Company's common stock.  The primary uses of cash were funds used in operations, acquisitions of oil and gas properties and equipment, and repayments of debt.

Net cash used in operating activities was $1.8 million for the year ended March 31, 2013 as compared to net cash used in operating activities of $3.4 million for the same period a year ago. The decrease in net cash used in operating activities of $1.6 million primarily reflects an increase in revenues of $3.0 million and offset by a decrease in working capital and other current assets and liabilities of $4.6 million

Net cash used in investing activities was $5.4 million for the year ended March 31, 2013 as compared to net cash used by investing activities of $3.8 million for the same period a year ago.  The increase in net cash used in investing activities of $1.6 million is due primarily to an increase in additions of oil and gas properties and equipment of $1.1 million and an increase in proceeds from the sale of oil and gas properties of $0.4 million.

Net cash provided by financing activities of $6.9 million for the year ended March 31, 2013 as compared to net cash provided by financing activities of $5.4 million for the same period a year ago.  The increase in cash was mainly related to the issuances of new shares of our common stock of $1.4 million and proceeds for the exercises of warrants.

Financing

The primary sources of cash for Lucas during 2013 fiscal year were funds generated from operations, proceeds from the sale of oil and gas properties, proceeds from the issuance of units consisting of shares of our common stock and warrants to purchase shares of our common stock, and the exercise of warrants as further discussed below. The primary uses of cash were funds used in operations and for additions of oil and gas properties. Our cash balance decreased from $0.7 million to $0.5 million as of March 31, 2013 as compared to March 31, 2012.  At March 31, 2013, our total current liabilities of $6.5 million exceeded our total current assets of $1.7 million primarily due to the (1) $0.9 million settlement note issued to Nordic in connection with the settlement and termination of the Purchase and Sale Agreement dated October 13, 2011 (see “Item 3. Legal Proceedings”), (2) $1.3 million on advances from working interest owners on previous investments, which was returned to investors on April 8, 2013 (see “Item 3. Legal Proceedings”), (3) $3.7 million in payables associated with drilling and workover costs, and (4) $0.5 million in accrued employee compensation and revenues payable under joint venture agreements.

As of March 31, 2012, the Company carried a $22.0 million non-recourse senior secured promissory note on its balance sheet which was issued in November 2011 in connection with the Nordic acquisition, which was forgiven in March 2013 in connection with the Company’s entry into a settlement agreement with Nordic (see “Item 3. Legal Proceedings”).  In connection with the cancellation of the note, the Company and Nordic also cancelled the November 2011 acquisition agreement and consequently the Company’s oil and gas properties decreased from $66.2 million as of March 31, 2012 to $44.7 million as of March 31, 2013.

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

In September 2012, the Company sold an aggregate of 800,000 units at $1.65 each, with each unit consisting of one share of Company common stock and 0.25 of a warrant to purchase one share of the Company’s common stock at an exercise price of $2.00 per share in a registered direct offering. A total of 800,000 shares and 200,000 warrants were sold in connection with the offering.  The Company received an aggregate of $1,320,000 (or $1.65 per unit) in gross funding and approximately $1,308,000 (or $1.64 per unit) in net proceeds after paying related expenses associated with the offering. The Company used the net proceeds of the offerings to pay down expenses related to drilling, lease operating and workover activities; and for general corporate purposes, including general and administrative expenses. The Company did not pay any commissions in connection with the offerings.

Effective April 4, 2013, the Company entered into a Loan Agreement with various lenders (the “April 2013 Loan Agreement”) pursuant to which such lenders loaned the Company an aggregate of $2,750,000 to be used for general working capital.  The lenders included entities beneficially owned by our directors, Ken Daraie (which entity loaned us $2,000,000) and W. Andrew Krusen, Jr. (which entities loaned us $250,000), as well as an unrelated third party which loaned the Company $500,000.

Effective May 31, 2013, the Company entered into a Loan Agreement with various lenders (the “May 2013 Loan Agreement” and together with the April 2013 Loan Agreement, the “Loan Agreements”), pursuant to which such lenders loaned the Company an aggregate of $500,000 to be used for general working capital and to pay amounts the Company owed to Nordic Oil USA I, LLLP ("Nordic”).  The lenders were third parties, unaffiliated with the Company, provided that one lender who previously loaned the Company funds in connection with the April 2013 Loan Agreement provided the Company an additional $300,000 loan in connection with the May  2013 Loan Agreement.  The Loan Agreement included substantially similar terms as the April 2013 Loan Agreement and was approved by the prior lenders in the April 2013 Loan Agreement, who also waived their right to be repaid from the proceeds from the loans.

The loans provided pursuant to the Loan Agreements were documented by Promissory Notes (the “Notes”) which accrue interest at the rate of 14% per annum, with such interest payable monthly in arrears (beginning June 1, 2013 in connection with the April 2013 Loan Agreement and July 1, 2013 in connection with the May 2013 Loan Agreement) and are due and payable on October 4, 2013 in connection with the May 2013 Loan Agreement and April 4, 2014 in connection with the May 2013 Loan Agreement.  The Notes can be prepaid at any time without penalty.  In the event any amounts are not paid when due under the Notes and/or in the event any event of default occurs and is continuing under the Notes, the Notes accrue interest at the rate of 17% per annum. The Note holders were each paid their pro rata portion of a commitment fee ($55,000 in connection with the April 2013 Loan Agreement and $15,000 in connection with the May 2013 Loan Agreement) and were each granted their pro rata portion of warrants to purchase 325,000 shares of the Company’s common stock which were evidenced by Common Stock Purchase Warrants (the “Warrants”).

During the year ended March 31, 2013, 412,501 warrants with an exercise price of $1.00 per share were exercised for total consideration of $412,501 and 412,501 shares of common stock were issued to the warrant holders.

Lucas plans to continue to focus a substantial portion of its capital expenditures in various known prolific and productive geological formations, including the Austin Chalk, Eagle Ford and Buda formations, primarily in Gonzales, Wilson, Karnes and Atascosa counties south of the city of San Antonio, Texas and in the Eaglebine, Buda, and Glen Rose formations in Madison and Leon counties north of the city of Houston, Texas.  Lucas expects capital expenditures to be greater than cash flow from operating activities for the 2013 fiscal year.  To cover the anticipated shortfall, our business plan includes establishing a reserve-based line of credit, initiate bank or private borrowings, and/or issue equity or debt offerings.

Off-Balance Sheet Arrangements

Lucas does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships.  As of March 31, 2013, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

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

Proved Oil and Natural Gas Reserves

Lucas’ independent petroleum consultants estimate proved oil and gas reserves, which directly impact financial accounting estimates, including depreciation, depletion and amortization.  Proved reserves represent estimated quantities of crude oil and condensate, natural gas liquids and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made.  The process of estimating quantities of proved oil and gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir.  The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.  Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time.  For related discussion, see “Item 1A. Risk Factors."

Full Cost Accounting Method

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

Full Cost Ceiling Test Limitation

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements as of March 31, 2013 and 2012 and for the fiscal years ended March 31, 2013 and 2012 have been audited by Hein & Associates, LLP, an independent registered public accounting firm, and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X as promulgated by the SEC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lucas Energy, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Lucas Energy, Inc. as of March 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of Lucas Energy, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lucas Energy, Inc. as of March 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Hein & Associates, LLP
Houston, Texas

June 28, 2013

LUCAS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

At March 31,	2013	2012
ASSETS
Current Assets
Cash	$450,691	$683,979
Accounts Receivable	832,801	1,416,819
Inventories	64,630	63,868
Other Current Assets	337,860	199,677
Current Portion of Note Receivable	-	60,157
Total	1,685,982	2,424,500

Property and Equipment
Oil and Gas Properties (Full Cost Method)	44,709,800	66,240,375
Other Property and Equipment	552,154	646,611
Total Property and Equipment	45,261,954	66,886,986
Accumulated Depletion, Depreciation and Amortization	(9,204,649)	(5,716,989)
Total Property and Equipment, Net	36,057,305	61,169,997
Other Assets	-	426,570

Total Assets	$37,743,287	$64,021,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$3,696,848	$8,605,490
Common Stock Payable	17,502	84,431
Accrued Expenses	501,809	1,062,763
Accrued Interest	-	623,333
Advances From Working Interest Owners	1,384,085	1,349,066
Notes Payable	875,000	22,000,000
Asset Retirement Obligation, current	73,621	90,000
Current Portion of Long-Term Debt	-	76,894
Total	6,548,865	33,891,977

Asset Retirement Obligation, net of current portion	851,873	985,152
Notes Payable, net of current portion	-	25,489
Commitments and Contingencies (see Note 6)

Stockholders' Equity
Preferred Stock Series A, 2,000 Shares Authorized of
$0.001 Par, 2,000 Shares issued and Outstanding	3,095,600	3,095,600
Preferred Stock Series B, 3,000 Shares Authorized of
$0.001 Par, No Shares issued and Outstanding and 2,824 Shares issued and Outstanding as of March 31, 2013 and 2012, respectively	-	5,166,754
Common Stock, 100,000,000 Shares Authorized of $0.001 Par,
26,751,407 Shares Issued and 26,714,507 Outstanding Shares
at March 31, 2013 and 19,581,657 Issued and 19,544,757
Outstanding Shares at March 31, 2012, respectively	26,751	19,582
Additional Paid in Capital	48,970,509	35,791,345
Accumulated Deficit	(21,701,152)	(14,905,673)
Common Stock Held in Treasury, 36,900 Shares at cost	(49,159)	(49,159)
Total Stockholders' Equity	30,342,549	29,118,449

Total Liabilities and Stockholders' Equity	$37,743,287	$64,021,067

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended March 31,	2013	2012

Net Operating Revenues
Crude Oil	$8,219,984	$5,182,087
Natural Gas	27,100	76,374
Total	8,247,084	5,258,461
Operating Expenses
Lease Operating Expenses	3,760,036	4,289,672
Severance and Property Taxes	432,187	316,307
Depreciation, Depletion,
Amortization and Accretion	3,585,674	2,008,235
General and Administrative	6,098,773	5,630,016
Total	13,876,670	12,244,230
Operating Loss	(5,629,586)	(6,985,769)
Other Income, Net	241,112	17,469
Interest Expense	(1,367,844)	(633,182)
Loss Before Income Taxes	(6,756,318)	(7,601,482)
Income Tax Provision	(39,161)	-
Net Loss	$(6,795,479)	$(7,601,482)
Net Loss Per Share
Basic and Diluted	$(0.27)	$(0.41)

Weighted Average Number of
Common Shares Outstanding
Basic and Diluted	25,099,749	18,676,186

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

							Common
	Common Stock		Preferred Stock		Additional		Stock	Total
	Number	Common	Number	Preferred	Paid In	Accumulated	Held in	Stockholders'
	Of Shares	Stock	Of Shares	Stock	Capital	Deficit	Treasury	Equity
Balance at March 31, 2011	16,727,713	$16,728	-	$-	$28,461,239	$(7,304,191)	$(49,159)	$21,124,617
Series A & B Preferred Shares issued for:
Property Acquisitions	-	-	4,824	8,262,354	-	-	-	8,262,354
Common Shares issued for:
Series C Warrants Exercise
and modification	2,510,506	2,511	-	-	6,051,138	-	-	6,053,649
Property Acquisitions	150,000	150	-	-	440,850	-	-	441,000
Share-Based Compensation	68,438	68	-	-	136,050	-	-	136,118
Accrued liability retirement	125,000	125	-	-	498,625	-	-	498,750
Amortization of stock options	-	-	-	-	203,443	-	-	203,443
Net loss	-	-	-	-	-	(7,601,482)	-	(7,601,482)
Balance at March 31, 2012	19,581,657	19,582	4,824	8,262,354	35,791,345	(14,905,673)	(49,159)	29,118,449
Common Shares issued for:
Unit Offering	3,750,000	3,750	-	-	6,822,990	-	-	6,826,740
Warrants Exercised	412,501	412	-	-	412,089	-	-	412,501
Share-Based Compensation	183,249	183	-	-	320,686	-	-	320,869
Conversion of Series B Preferred	2,824,000	2,824	(2,824)	(5,166,754)	5,163,930	-	-	-
Amortization of stock options	-	-	-	-	575,812	-	-	575,812
Modification of stock options	-	-	-	-	(116,343)	-	-	(116,343)
Net loss	-	-	-	-	-	(6,795,479)	-	(6,795,479)
Balances, March 31, 2013	26,751,407	$26,751	2,000	$3,095,600	$48,970,509	$(21,701,152)	$(49,159)	$30,342,549

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended March 31,	2013	2012
Cash Flows from Operating Activities
Net Loss	$(6,795,479)	$(7,601,482)
Adjustments to reconcile net losses to net cash provided by operating activities:
Depreciation, Depletion, Amortization and Accretion	3,585,674	2,008,235
Share-Based Compensation	677,553	423,992
Share-Based Compensation Related to Purchase of Stock Options	83,657	-
Non-Operating Expense Relating to Exercise of Warrants	-	293,275
Settlement of Debt	(344,329)	-
Gain (loss) on property, plant and equipment	2,065	-
Impairment of property, plant and equipment	123,513	-
Changes in Components of Working Capital and Other Assets
Accounts Receivable	584,018	(610,721)
Inventories	(762)	(63,868)
Prepaid Expenses and Other Current Assets	(138,183)	(46,884)
Accounts Payable, Accrued Expenses and Interest Payable	371,402	1,187,694
Advances from Working Interest Owners	35,019	991,667
Other Assets	1,212	57,112
Net Cash Used in Operating Activities	(1,814,640)	(3,360,980)

Investing Cash Flows
Additions of Oil and Gas Properties	(9,139,834)	(7,841,671)
Additions of Other Property and Equipment	(69,486)	(228,412)
Proceeds from Sale of Oil and Gas Properties	4,069,948	3,683,745
Payments Received on Notes Receivable	14,703	13,273
Repayment of Note Payable	(250,000)	-
Deposit for Acquisition of Property, Plant and Equipment	-	500,000
Net Cash Used in Investing Activities	(5,374,669)	(3,873,065)

Financing Cash Flows
Net Proceeds from Exercises of Warrants	412,501	-
Net Proceeds from the Sale of Common Stock	6,826,740	5,760,374
Repayment of Borrowings	(283,220)	(313,458)
Net Cash Provided by Financing Activities	6,956,021	5,446,916

Decrease in Cash and Cash Equivalents	(233,288)	(1,787,129)
Cash and Cash Equivalents at Beginning of the Year	683,979	2,471,108
Cash and Cash Equivalents at End of the Year	$450,691	$683,979

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS OF THE COMPANY

Lucas Energy Inc. is an independent oil and gas company engaged in the development and acquisition of onshore properties in Texas.  The Company’s main operations are primarily located in the Eagle Ford and Austin Chalk trends in Wilson and Gonzales counties and in the Eaglebine, Buda, and Glen Rose formations in Madison and Leon counties.

Our corporate headquarters is in Houston, Texas and our field operation is located in Gonzales, Texas where we manage the Company’s well operations.

NOTE 2 – LIQUIDITY

At March 31, 2013, the Company’s total current liabilities of $6.5 million exceeded its total current assets of $1.7 million, resulting in a working capital deficit of $4.8 million.  At March 31, 2012, the Company had a working deficit of $31.5 million.  The $26.7 million deficit reduction is primarily related to the relinquishment of a $22.0 million non-recourse senior secured promissory note with Nordic (see Part I, Item 3 “Legal Proceedings”) and an overall reduction of current liabilities.

The primary sources of cash for Lucas during 2013 fiscal year were funds generated from operations, proceeds from the sale of oil and gas properties, proceeds from the issuance of units consisting of shares of our common stock and warrants to purchase shares of our common stock and the exercise of warrants.

The Company believes its undeveloped acreage and ability to access the capital markets in both equity and debt provides a sufficient means to conduct its current operations, meet its contractual obligations and undertake a forward outlook on future development of its current fields.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of Lucas Energy include the accounts of its wholly-owned subsidiary, LEI Alcalde Holdings, LLC. On August 16, 2012, Lucas Energy created the wholly-owned subsidiary LEI Alcalde Holdings, LLC to distinguish our investment in a Gonzales county building bought on November 21, 2011.  All intercompany accounts and transactions have been eliminated.

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

Lucas' consolidated financial statements are based on a number of significant estimates, including oil and natural gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and natural gas properties, and timing and costs associated with its asset retirement obligations, as well as those related to the fair value of stock options, stock warrants and stock issued for services.  While we believe that our estimates and assumptions used in preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Restricted Cash

As of March 31, 2013 and 2012, the Company had no restricted cash.

Allowance for Doubtful Accounts

Accounts receivable consist of uncollaterized oil and natural gas revenues due under normal trade terms.  Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  There was no allowance recorded as of March, 31, 2013 or 2012.

Concentration of Credit Risk

Accounts receivable are recorded at invoiced amount and generally do not bear interest. The Company’s accounts receivables are concentrated among entities engaged in the energy industry within the U.S. and include operating revenue from our producing wells.  The Company periodically assesses the financial condition of these entities and institutions and considers any possible credit risk to be minimal.

Although we believe that we are not dependent upon any one purchaser, our marketing arrangement with Enterprise Crude Oil, LLC accounted for almost all of our revenues for the year ended March 31, 2013 and GulfMark Energy Inc. accounted for approximately 69% in 2012.  Lucas Energy has alternative purchasers readily available at competitive market prices if there is disruption in services or other events that cause us to search for other ways to sell our production.

Marketable Securities

Lucas reports its short-term investments and other marketable securities at fair value in accordance with Accounting Standards Codification (ASC) Topic 825 “Financial Instruments.”  As of March 31, 2013 and 2012, the Company did not have any material investments in marketable securities.

Fair Value of Financial Instruments

As of March 31, 2013 and 2012, the fair value of Lucas' cash, accounts receivable, accounts payable, note receivable and note payable approximate carrying values because of the short-term maturity of these instruments.

The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with property, plant and equipment.  Significant Level 3 inputs used in the calculation of asset retirement obligations include plugging costs and reserve lives.  A reconciliation of the Company's asset retirement obligations is presented in “Note 5 – Asset Retirement Obligations”.

Oil and Natural Gas Properties, Full Cost Method

Lucas uses the full cost method of accounting for oil and natural gas producing activities. Costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities, are capitalized as oil and natural gas property costs on a country-by-country basis. Costs not subject to amortization consist of unproved properties that are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Lucas assesses overall values of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred.  Impairment of unproved properties is assessed based on management's intention with regard to future development of individually significant properties and the ability of Lucas to obtain funds to finance their programs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

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

Costs of oil and natural gas properties are amortized using the units of production method.   Amortization expense calculated per equivalent physical unit of production amounted to $40.51 and $33.68 per barrel of oil equivalent for the years ended March 31, 2013 and 2012, respectively.

Ceiling Test

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  During the years ended March 31, 2013 and 2012, no impairment of oil and natural gas properties was recorded.

Other Property and Equipment

Property and equipment are stated at cost and consist primarily of a building, furniture and computer equipment.  Depreciation is computed on a straight-line basis over the estimated useful lives.

Income Taxes

Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and accrued tax liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Lucas has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2013 and 2012.  The Company’s policy is to classify assessments, if any, for tax related interest expense and penalties as interest expense.

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

Stock options to purchase 819,668 Common Shares at an average exercise price of $1.55 per share and warrants to purchase 3,893,636 Common Shares at an average exercise price of $2.65 per share were outstanding at March 31, 2013.

Stock options to purchase 456,000 Common Shares at an average exercise price of $2.88 per share and warrants to purchase 2,966,136 Common Shares at an average exercise price of $2.67 per share were outstanding at March 31, 2012.  During the year ended March 31, 2012, Lucas issued 2,000 shares of Series A Convertible Preferred Stock.  During the year ended March 31, 2012, Lucas issued 2,824 shares of Series B Convertible Preferred Stock for interests in oil and natural gas properties.  Each share of the Series A and Series B Convertible Preferred Stock shares is convertible into an aggregate of 1,000 shares of the Company’s common stock and have no liquidation preference and no maturity date. During the year ended March 31, 2013, the holder of the Company’s Series B Preferred Stock converted their 2,824 shares into 2,824,000 Common Shares.

Using the treasury stock method, had the Company had net income, approximately 216,668 Common Shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share calculation for the year ended March 31, 2013.

Share-Based Compensation

In accordance with the provisions of the Stock Compensation Topic of the ASC (ASC Topic 718), Lucas measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Oil and Natural Gas Properties

All of Lucas' oil and natural gas properties are located in the United States.  Costs being amortized at March 31, 2013 and 2012 are as follows:

	At March 31,
	2013	2012
Proved leasehold costs	$10,002,828	$35,454,781
Costs of wells and development	33,961,775	29,858,429
Capitalized asset retirement costs	745,197	927,165
Total oil & natural gas properties	44,709,800	66,240,375
Accumulated depreciation and depletion	(9,077,997)	(5,625,961)
Net Capitalized Costs	$35,631,803	$60,614,414

The following table sets forth the changes in the total cost of oil and natural gas properties at March 31, for each of the two years in the period ended March 31, 2013:
	2013	2012
Balance at beginning of period	$66,240,375	$24,650,840
Acquisitions using cash	116,700	2,094,161
Other capitalized costs	4,782,327	12,354,246
Sale proceeds	(4,069,948)	(4,183,745)
Assumption of note payable	450,000	22,000,000
Acquisitions using shares	-	8,703,354
Relinquish of note receivable	470,812	-
Relinquish of note payable	(269,163)	-
Relinquishment of Nordic note	(22,829,333)	-
Other non-cash transactions	(181,970)	621,519
Balance at end of period	$44,709,800	$66,240,375

Other capitalized costs include title related expenses and tangible and intangible drilling costs.

Acquisition of Oil and Natural Gas Properties

Fiscal Year 2013.  During the year ended March 31, 2013, the Company purchased various oil and natural gas properties and equipment for $1,037,512.  As part of the acquisitions, we entered into a $450,000 Note Payable, paid $116,700 in cash, and extinguished a Note Receivable for $470,812.

Fiscal Year 2012.  During the year ended March 31, 2012, Lucas acquired various oil and natural gas properties and equipment at an aggregate net cost of $45,151,761 including $22,000,000 with a note payable, $14,448,407 cash, 2,824 shares of Lucas’ preferred stock series B valued at $5,166,754, respectively, and 150,000 shares of Lucas' common stock valued at $441,000 ($2.94 per share based upon the closing price of the Company’s common stock on the date of agreement).

On October 13, 2011, Lucas entered into a purchase and sale agreement with Nordic Oil USA I, LLLP (“Nordic”), whereby effective July 1, 2011, Lucas purchased all of Nordic’s right, title and interest in certain oil, gas and mineral leases located in Gonzales, Karnes and Wilson Counties, Texas.  The transaction officially closed on November 18, 2011. Lucas agreed to pay Nordic $22 million, payable in the form of a senior secured promissory note (with recourse only to the properties acquired), which accrued interest at the rate of 6% per annum (the “Note”), the payment of which was secured by a Deed of Trust, Security Agreement, Financing Statement and Assignment of Production on the property acquired (the “Deed of Trust”).  Lucas failed to pay the Note when it was due on November 17, 2012, and the parties were unable to come to terms on a settlement of the debt.  Subsequently in December 2012, Nordic filed a lawsuit against Lucas pursuant to which Nordic made claims for the payment of damages in connection with liens attached to the property, the proceeds from alleged wrongful assignments of the property acquired in the transaction, pre-and-post judgment interest, a foreclosure and sale of the property, plus attorney’s fees in the amount of 10% of the principal and interest then owing on the note, and sought damages for breach of contract and attorney’s fees. On March 29, 2013, and effective March 31, 2013 (the “Effective Date”), Lucas entered into a Settlement and Release Agreement with Nordic (the “Settlement Agreement”), pursuant to which the parties agreed to cancel and terminate the purchase and sale agreement, Lucas agreed to:

•	Pay Nordic an aggregate of $1,125,000 as follows:

o	$250,000 upon the parties entry into the Settlement Agreement (which has been paid to date);
o	$250,000 on or before April 1, 2013 (which has been paid to date);
o	$500,000 on or before June 1, 2013 (which has been paid to date); and
o	$125,000 on or before September 30, 2013,

provided that if Lucas fails to pay any amounts when due, Nordic is able to file an agreed judgment with the court stipulating that Lucas agrees that the amount owed pursuant to the schedule above is immediately due and payable together with 5% interest;

•
To assign certain of the properties acquired back to Nordic (free of certain liens and encumbrances), together with any rights in the Interests owned by any current or former officers or directors of Lucas; and

•	To complete certain field work on the properties at Lucas’ sole expense, which has been performed and has an immaterial effect.

Additionally, the parties agreed to mutually release each other and each other’s affiliates and assigns from all claims, causes of actions, damages and liabilities relating to any events which occurred prior to the Effective Date, whether as a result of the purchase of the properties, the Note or otherwise, and to further indemnify each other from any claims associated therewith. Finally, Nordic agreed to dismiss the Lawsuit with prejudice five business days after Lucas has made the final payment required as discussed above.

On October 13, 2011, Lucas entered into a purchase agreement with a company, with an effective date of July 1, 2011.  The intent of this transaction was to acquire all of the company’s interests in properties owned by Nordic, in consideration for 2,000 shares of designated Series A Convertible Preferred Stock of the Company, each of which shares are convertible into an aggregate of 1,000 shares of the Company’s common stock. The discounted fair value of the transaction was $3.8 million, due to the six-month holding period during which the holder of the Series A Convertible Preferred Stock is not allowed to sell the shares of the Company’s common stock when converted, and other restrictions. The Series A Convertible Preferred Stock contains a provision that limits the amount of common shares that the holder can own at any time upon conversion to an aggregate of 4.99% of the Company’s then issued and outstanding shares of common stock.  Lucas subsequently filed a lawsuit against the company who received the Series A Convertible Preferred Stock seeking among other things, the return and cancellation of such Series A Convertible Preferred Stock due to the fact that Lucas did not receive valid consideration for such shares and such shares were not validly issued (see “Note  11. Subsequent Events”).

On December 29, 2011, Lucas entered into a purchase and sale agreement with Hall Phoenix Energy, LLC (Hall Phoenix), with an effective date of December 1, 2011, to purchase all of Hall Phoenix’s interests in certain oil, natural gas and mineral leases, rights and assets located in Leon, Madison and Wilson counties, Texas.  Pursuant to the transaction, Lucas agreed to pay as consideration 2,824 shares of Series B Convertible Preferred Stock of the Company, each of which shares are convertible into an aggregate of 1,000 shares of the Company’s common stock.  The Series B Convertible Preferred Stock contains a provision that limited the amount of common shares that the holder can own at any time upon conversion to an aggregate of 9.99% of Company’s then issued and outstanding shares of common stock.  During the year ended March 31, 2013, Hall Phoenix exercised their right of conversion and converted all their Series B Convertible Preferred Stock into 2,824,000 shares of the Company’s common stock.

Sale of Oil and Gas Properties

Fiscal Year 2013.  During the year ended March 31, 2013, the Company sold several oil and natural gas properties with aggregate gross proceeds of $4,069,948, of which $269,163 was offset by a Note Payable due from a previous purchase transaction. All oil and natural gas property sale proceeds were treated as a reduction in the full cost pool with no gain or loss recorded on the sales.

On November 21, 2012, the Company entered into a Purchase Agreement with Sundown Energy, LP to sell the Company’s 0.77% net royalty interest in the oil and natural gas properties located on approximately 52 acres of land within the Baker Deforest Unit, located in Gonzales and Dewitt counties, Texas, including the Baker Deforest Unit #1H, #2H, #3H, #4H and #12H wells. The purchaser paid $4.0 million in cash in connection with the sale, excluding any adjusted purchase amounts. The closing occurred on December 19, 2012, but was effective as of October 1, 2012.

Fiscal Year 2012.  During the year ended March 31, 2012, Lucas sold various oil and natural gas properties and equipment for aggregate gross proceeds of approximately $4,183,745, of which $3,683,745 was paid in cash. Lucas received a $500,000 note receivable for the sale of certain properties.  All oil and natural gas property sale proceeds were treated as a reduction in the full cost pool with no gain or loss recorded on the sales. Such sales included the transactions discussed below.

In September 2011, Lucas entered into several joint venture agreements to drill new Austin Chalk horizontal wells.  Under the agreements, the counterparty purchased a working interest in the well operated by Lucas.  Proceeds from the sale of the partial working interest were approximately $100,100 and were recorded as a reduction in the full cost pool.

In October 2011, Lucas entered into a purchase and sale agreement with Nordic Oil USA 2, LLLP (Nordic 2), with an effective date of February 1, 2011, to sell to Nordic 2 all of Lucas’ interests in certain oil, natural gas and mineral leases located in McKinley County, New Mexico for $4 million in cash.  Net proceeds to the Company from the sale were approximately $3.6 million after deducting commissions.  As a portion of the transaction, Nordic 2 returned a cash deposit for property acquisition of $0.5 million.  The proceeds from this sale were recorded as a $3.1 million reduction in the full cost pool with no gain or loss recorded from the sale, and a $0.5 million reduction in Other Assets. The Company acquired the properties in January 2011 in a purchase transaction for $2.5 million, which included a deposit of $0.5 million. Nordic 2 acquired, among other things, the rights to the $0.5 million deposit.  No revenues or expenses were derived from Lucas relating to these properties since the properties were acquired in January 2011.

On December 1, 2011, Lucas entered into an asset sale agreement with a company to sell certain underperforming wells. Lucas received as consideration $100,000 in cash and a $500,000 secured promissory note. The proceeds from the sale were recorded as a reduction in the full cost pool with no gain or loss recorded on the sale. The note bears interest at 6% per annum with monthly installments of $7,300, including accrued interest, through 2018.  Relinquishment of the note receivable occurred on August 1, 2012, when Lucas repurchased certain properties plus one additional property from the company for $470,812, the remaining balance of the note receivable.

Other Property and Equipment

On November 21, 2011, Lucas entered into a purchase agreement for a building in Gonzales County for $450,000 to be used as office space.  Pursuant to the agreement, the Company agreed to pay $325,000 in the form of a promissory note to be repaid in monthly installments. The final payment was paid on May 1, 2012.  The note bears an interest rate of 8% per annum and is collateralized by the property.  On March 21, 2013 Lucas entered into an agreement to sell the building for $325,000, which resulted in an impairment loss of $123,513.  Payment on the building is due August 22, 2013.  As of March 31, 2013, the building was still recognized in Other Property and Equipment.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

Lucas records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Lucas accrues an abandonment liability associated with its oil and natural gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Lucas’ credit-adjusted risk-free interest rate. No market risk premium has been included in Lucas’ calculation of the ARO balance.

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the future retirement of oil and natural gas properties for the years ended March 31, 2013 and 2012:

	2013	2012
Carrying amount at beginning of year	$1,075,152	$409,112
Liabilities incurred	228,918	207,131
Liabilities settled	(27,337)	(53,263)
Accretion	59,649	44,521
Revisions	39,162	518,357
Reduction for sale of oil and natural gas property	(450,050)	(50,706)
Carrying amount at end of year	$925,494	$1,075,152

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Minimum Commitments

At March 31, 2013, total minimum commitments were as follows:

		Years Ended March 31,
Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
Non-Cancelable Operating Leases	$187,532	$75,911	$78,477	$33,144	$-	$-	$-

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

NOTE 7 – INCOME TAXES

The Company recorded provision for income taxes of $39,161 and $0 for the years ended March 31, 2013 and March 31, 2012, respectively.
	2013	2012
Current taxes:
Federal	$8,161	$-
State	31,000	-
	39,161	-
Deferred taxes:
Federal	-	-
State	-	-
	-	-
Total	$39,161	$-

The following is a reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes for the two years ended March 31, 2013:

	2013	2012
Computed at expected tax rates (34%)	$(2,297,148)	$(2,584,504)
Meals and entertainment	10,938	4,774
State Income tax net of FIT benefit	20,460	-
Percentage depletion	-	-
Return to accrual true-up	(3,000)	(116,829)
Change in valuation allowance	2,307,911	2,696,559
Total	$39,161	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	2013	2012
Deferred tax assets:
Net operating tax loss carryforwards	$10,049,197	$9,406,667
Gain on sale of oil and gas properties	6,303,421	4,262,969
Depletion	1,562,341	899,552
Unrealized net loss on available-for-sale securities	123,954	123,954
Share-based compensation	201,729	25,105
Accrued compensation	208,313	-
Tax Credit	8,161	-
Total deferred tax assets	18,457,116	14,718,247

Deferred tax liabilities:
Intangible drilling costs	(8,661,765)	(7,288,433)
Depreciation	(2,020,555)	(1,964,289)
Other	(2,066)	(706)
Total deferred tax liabilities	(10,684,386)	(9,253,428)

Subtotal	7,772,730	5,464,819
Less: Valuation allowance	(7,772,730)	(5,464,819)
Total	$-	$-

At March 31, 2013, Lucas had estimated net operating loss carry-forwards for federal and state income tax purposes of approximately $ 29.6 million which will begin to expire, if not previously used, beginning in the year 2029.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

The Company files income tax returns for federal and state purposes.  Management believes that with few exceptions, the Company is not subject to examination by United States tax authorities for tax periods prior to 2008.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

The following summarizes Lucas’ common stock activity for each of the two years ended March 31, 2013:
		Common Shares
		Issued
	Amount (a)	Per Share	Shares	Treasury	Outstanding
Balance at March 31, 2011			16,727,713	(36,900)	16,690,813
Series C Warrants Exercise	$5,760,374	$2.29	2,510,506	-	2,510,506
Property Acquisitions	441,000	2.94	150,000	-	150,000
Share-Based Compensation	136,118	1.99	68,438	-	68,438
Retirement of Accrued Liability	498,750	3.99	125,000	-	125,000
Balance at March 31, 2012			19,581,657	(36,900)	19,544,757
Unit Offering	$6,826,740	$1.82	3,750,000	-	3,750,000
Warrants Exercised	412,501	1.00	412,501	-	412,501
Share-Based Compensation	320,869	1.75	183,249	-	183,249
Conversion of Preferred	-	-	2,824,000	-	2,824,000
Balance at March 31, 2013			26,751,407	(36,900)	26,714,507

(a) Net proceeds or fair market value on grant date, as applicable.

Fiscal Year 2013. In April 2012, the Company sold an aggregate of 2,950,000 units at $2.00 each, with each unit consisting of one share of Company common stock and 0.35 of a warrant to purchase one share of the Company's common stock at an exercise price of $2.30 per share in a registered direct offering.  A total of 2,950,000 shares and 1,032,500 warrants were sold in connection with the offering.  The Company received an aggregate of $5,900,000 (or $2.00 per unit) in gross funding and approximately $5,518,000 (or $1.87 per unit) in net proceeds after paying commissions and other expenses associated with the offering. In September 2012, the Company sold an aggregate of 800,000 units at $1.65 each, with each unit consisting of one share of Company common stock and 0.25 of a warrant to purchase one share of the Company’s common stock at an exercise price of $2.00 per share in a registered direct offering. A total of 800,000 shares and 200,000 warrants were sold in connection with the offering.  The Company received an aggregate of $1,320,000 (or $1.65 per unit) in gross funding and approximately $1,308,000 (or $1.64 per unit) in net proceeds after paying related expenses associated with the offering. The Company used the net proceeds of the offerings to pay down expenses related to drilling, lease operating and workover activities; and for general corporate purposes, including general and administrative expenses. The Company did not pay any commissions in connection with the offerings. During the year ended March 31, 2013, 412,501 warrants with an exercise price of $1.00 per share were exercised for total consideration of $412,501 and 412,501 shares of common stock were issued to the warrant holders.   See Note 9 – Share-Based Compensation for information on common stock activity related to Share-Based Compensation, including shares granted to the Board of Directors, officers, employees and consultants.

Fiscal Year 2012.  During the year ended March 31, 2012, Series C Warrants were exercised for 2,510,506 shares of common stock.  The exercise price of the Series C Warrants was $2.48 per share. The per share price of $2.29 shown in the above tabulation was net of commissions paid to the placement agent, see "Warrants" below for additional information.  Common stock issuances for property acquisitions and share-based compensation are recorded at the grant date fair value of the shares on the date of issuance.  See Note 4 – Property and Equipment for information on common stock issuances related to property acquisitions. See Note 9 – Share-Based Compensation for information on common stock activity related to Share-Based Compensation, including shares granted to the Board of Directors, officers, employees and consultants.

Preferred Stock

The following summarizes Lucas’ preferred shares activity for each of the two years ended March 31, 2013:

	Preferred Shares
	Issued
	Shares	Amount
Balance at March 31, 2011	-	$-
Issuances for Property Acquisitions:
Series A convertible	2,000	3,095,600
Series B convertible	2,824	5,166,754
Balance at March 31, 2012	4,824	$8,262,354
Conversion to Common Stock:
Series B convertible	(2,824)	(5,166,754)
Balance at March 31, 2013	2,000	$3,095,600

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

Treasury Stock

Lucas did not repurchase any shares of its common stock during the two years ended March 31, 2013.  The shares previously purchased are held by Lucas’ transfer agent as Treasury Stock, and the shares are treated as issued, but not outstanding, at March 31, 2013 and 2012.  The shares are recorded at a cost of $49,159.

Warrant

The following summarizes Lucas’ warrant activity for each of the two years ended March 31, 2013:

	2013		2012
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Outstanding at Beginning of Year	2,966,136	$2.67	5,476,642	$2.67
Issued	1,345,001	2.30	-	-
Expired	(5,000)	1.00	-	-
Exercised	(412,501)	1.00	(2,510,506)	2.51
Outstanding at End of Year	3,893,636	$2.65	2,966,136	$2.67

During the year ended March 31, 2013, the Company issued 1,232,500 warrants and reissued 112,501 warrants to warrant holders in connection with purchased securities. In April 2012, the Company sold an aggregate of 2,950,000 units at $2.00 each, with each unit consisting of one share of Company common stock and 0.35 of a warrant to purchase one share of the Company's common stock at an exercise price of $2.30 per share in a registered direct offering.  A total of 2,950,000 shares and 1,032,500 warrants were sold in connection with the offering.  The Company received an aggregate of $5,900,000 (or $2.00 per unit) in gross funding and approximately $5,518,000 (or $1.87 per unit) in net proceeds after paying commissions and other expenses associated with the offering. In September 2012, the Company sold an aggregate of 800,000 units at $1.65 each, with each unit consisting of one share of Company common stock and 0.25 of a warrant to purchase one share of the Company’s common stock at an exercise price of $2.00 per share in a registered direct offering. A total of 800,000 shares and 200,000 warrants were sold in connection with the offering.  The Company received an aggregate of $1,320,000 (or $1.65 per unit) in gross funding and approximately $1,308,000 (or $1.64 per unit) in net proceeds after paying related expenses associated with the offering. The Company used the net proceeds of the offerings to pay down expenses related to drilling, lease operating and workover activities; and for general corporate purposes, including general and administrative expenses. The Company did not pay any commissions in connection with the offerings.

During the year ended March 31, 2013, 412,501 warrants with an exercise price of $1.00 per share were exercised and 5,000 warrants with an exercise price of $1.00 per share expired.  These warrants were originally issued to the warrant holders in connection with the purchase of units in a private equity placement in September 2009.  These warrants had an expiration date of August 31, 2012.  At March 31, 2013, all of the September 2009 warrants had been exercised or expired.

During the year ended March 31, 2012, the Company did not issue any warrants, and none of the Company’s outstanding warrants expired. In July 2011, in an effort to secure the funding for the capital expenditure program for the Company’s fiscal year and to avoid the unpredictable nature of the financial market, the Company incentivized the institutional investors who purchased securities in the Company's December 2010 offering to exercise the Series C Warrants they purchased as part of the offering by entering into an amendment to the original Series C Warrant Agreement on July 18, 2011 (the “Amendment Agreement”). The expiration date for the Series C Warrants was August 3, 2011.  Without changing the expiration date, the Amendment Agreement required the investors to immediately exercise 25% of the Series C Warrants they held and the Company to lower the exercise price of the Series C Warrants to $2.48 per share from the original exercise price of $2.62 per share.  Pursuant to the Series C Warrant Agreement, as amended, the investors were required to exercise all of their remaining Series C Warrants if the closing bid price of the Company's stock was higher than the amended exercise price on August 3, 2011.  Since the closing bid price on that date for the Company's stock was $2.51, all remaining Series C Warrants were exercised.  Net proceeds to the Company from exercises of all of the 2,510,506 Series C Warrants were approximately $5.8 million after deducting commissions paid to the placement agent.  The Company used the net proceeds for general corporate purposes, including the funding of capital expenditures.   Based on the Black Scholes option pricing model, the change in the exercise price resulted in an increase of $293,275 in the aggregate value of the Series C Warrants.  Pursuant to the Stock Compensation Topic of the Financial Accounting Standards Board Accounting Standards Codification (ASC Topic 718), the Company recorded the increase as a non-operating expense in Other Income (Expense) in the Consolidated Statements of Operations and recorded the same amount in Additional Paid in Capital in the Consolidated Balance Sheets.

At March 31, 2013, the outstanding warrants had no intrinsic value.

NOTE 9 – SHARE-BASED COMPENSATION

Common Stock

During the annual shareholder meeting held on March 31, 2012, Company shareholders approved the Lucas Energy, Inc. Long Term Incentive Plan (“2012 Incentive Plan”) providing for the Company to issue up to 1,500,000 shares of common stock to officers, directors, employees, contractors and consultants for services provided to the Company.  The Company registered shares to be issued under the Incentive Plan in a Form S-8 filed with the SEC in April 2012.  At March 31, 2013, 565,240 shares remained available for issuance under the 2012 Incentive Plan.

During the annual shareholder meeting held on March 30, 2010, Company shareholders approved the Lucas Energy, Inc. Long Term Incentive Plan (“2010 Incentive Plan”) providing for the Company to issue up to 900,000 shares of common stock to officers, directors, employees, contractors and consultants for services provided to the Company.  The Company registered shares to be issued under the Incentive Plan in a Form S-8 filed with the SEC in April 2010.  At March 31, 2012, 194,518 shares remained available for issuance under the Incentive Plan.

Fiscal Year 2013. For the year ended March 31, 2013, the Company awarded 89,768 shares of its common stock with an aggregate grant date fair value of $160,082, which were valued based on the trading value of Lucas’ common stock on the dates of grant, according to the employment agreements with certain officers and other managerial personnel. The stock compensation expense recognized for the awards of these shares was $101,741 of which $58,341 was accrued in common stock payable. The Company also awarded 93,481 shares of its common stock with an aggregate grant date fair value of $160,787, which were valued based on the trading value of Lucas’ common stock on the dates of grant to certain officers and other managerial personnel as fiscal year 2012 bonus. The stock compensation expense recognized for the awards was accrued in bonus payable.

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

Stock Options

The following summarizes Lucas’ stock option activity for each of the two years ended March 31, 2013:

	2013		2012
		Weighted Average Grant Price		Weighted Average Grant Price
	Number of		Number of
	Stock Options		Stock Options
Outstanding at Beginning of Period	456,000	$2.88	256,000	$1.99
Granted	747,668	1.50	200,000	4.05
Expired	(384,000)	3.04	-	-
Exercised	-	-	-	-
Outstanding at End of Period	819,668	$1.55	456,000	$2.88

Lucas granted stock options to purchase shares of common stock during the year ended March 31, 2013 to an officer, directors and several employees as employee based compensation. An officer was granted stock options to purchase 250,000 shares of common stock valued at approximately $243,030, directors were granted stock options to purchase 216,668 shares of common stock valued at approximately $104,629, several employees were granted stock options to purchase 206,000 shares of common stock valued at approximately $198,439 and a consultant was granted stock options to purchase 75,000 shares of common stock valued at approximately $69,265.

Compensation expense related to 250,000 stock options granted to an officer during the year ended March 31, 2013 was $24,659. Of the 250,000 options 50,000 vested immediately, 150,000 vest 33% on each of the first three anniversary dates of the grant, and 50,000 vest on the second anniversary of a different grant date, and all of the options have a five year exercise period.  The exercise prices for the options equal the closing price of the Company stock on the grant dates.  All grants were valued at fair value on the date of grant based on the market value of Lucas’ common stock using the Black Scholes option pricing model with the following weighted average assumptions used; dividend yield of 0.00%; expected volatility of 104.69%; risk-free interest rate of .38% and expected term of two years.

Compensation expense related to stock options granted to directors during the year ended March 31, 2013 was $32,426. The 216,668 options vested at the rate of 1/12 of such options per month over the period from January 2013 to December 2013 and have a two year exercise period.  The exercise prices for the options equal the closing price of the Company stock on the grant dates.  All grants were valued at fair value on the date of grant based on the market value of Lucas’ common stock using the Black Scholes option pricing model with the following weighted average assumptions; dividend yield of 0.00%; expected volatility of 90.08%; risk-free interest rate of .26% and expected term of 1.5 years.

Compensation expense related to stock options granted to several employees during the year ended March 31, 2013 was $24,102. The 206,000 options vest 25% of the grants on each of the first four anniversary dates and have a five year exercise period.  The exercise prices for the options equal the closing price of the Company stock on the grant dates.  All grants were valued at fair value on the date of grant based on the market value of Lucas’ common stock using the Black Scholes option pricing model with the following weighted average assumptions; dividend yield of 0.00%; expected volatility of 94.72%; risk-free interest rate of .49% and expected term of three years.

Compensation expense related to stock options granted to a consultant during the year ended March 31, 2013 was $2,309. The 75,000 options vest 25% on each of the first four anniversary dates and have a five year exercise period.  The exercise prices for the options equals the closing price of the Company stock on the grant dates.  All grants were valued at fair value on the date of grant based on the market value of Lucas’ common stock using the Black Scholes option pricing model with the following weighted average assumptions used for grants; dividend yield of 0.00%; expected volatility of 93.52%; risk-free interest rate of .40% and expected term of three years.

During the year ended March 31, 2013, Lucas had 384,000 options cancelled (including 200,000 options granted during fiscal 2012) due to the departure of William Sawyer, the previous Chief Executive Officer of the Company, and Andrew Lai, the previous Chief Financial Officer of the Company. According to William Sawyer’s severance package the Company cancelled his options in exchange for $200,000, which resulted in a modification of the stock options and immediate recognition of $339,742 of unamortized compensation expense plus an additional $83,657 for the difference between the fair value of the options on the modification date and the purchase price of $200,000.

Compensation expense related to stock granted during the year ended March 31, 2013 and March 31, 2012 was $575,812 and $203,443, respectively.

Options outstanding and exercisable at March 31, 2013 and March 31, 2012 had an intrinsic value of $39,000 and $132,480, respectively.  The intrinsic value is based upon the difference between the market price of Lucas’s common stock on the date of exercise and the grant price of the stock options.

At March 31, 2013, unrecognized compensation expense related to non-vested stock options totaled $239,430.  This unrecognized expense is expected to be amortized to expense on a straight-line basis over a weighted average period of 3.18 years.

Options outstanding and exercisable as of March 31, 2013:

Exercise	Remaining	Options	Options
Price	Life (Yrs)	Outstanding	Exercisable
$2.07	2.52	72,000	72,000
$1.74	4.59	150,000	50,000
$1.63	4.57	206,000	-
$1.15	1.17	216,668	66,672
$1.61	4.78	50,000	-
$1.58	4.59	125,000	-
	Total	819,668	188,672

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the years ended March 31, 2013 and 2012:

	2013	2012
Interest	$36,843	$16,008
Income taxes	74,011	-

Non-cash investing and financing activities for the years ended March 31, 2013 and 2012 included the following:

	2013	2012
Issuance of note payable for the purchase of certain
oil and gas properties	450,000	22,000,000
Issuance of note payable for the purchase of certain
other property, plant and equipment	-	45,000
Issuance of preferred stock for the purchase of
certain oil and gas properties	-	8,262,354
Issuance of common stock for the purchase of
certain oil and gas properties	-	441,000
Note receivable for the sale of certain oil and
gas properties	-	486,727
Increase (Decrease) in asset retirement obligations	(181,970)	621,519
Receivable extinguished for oil and gas properties	470,812	-
Note Payable extinguished for oil and gas properties	(23,098,496)	-

NOTE 11 – SUBSEQUENT EVENTS

On April 4, 2013, the Company entered into a loan agreement with various lenders (the “Loan Agreement”) for an aggregate amount of $2,750,000 (“Tranche A”) to be used for general working capital.  The lenders included entities beneficially owned by our directors, Ken Daraie (which entity loaned us $2,000,000) and W. Andrew Krusen, Jr. (which entities loaned us $250,000), as well as an unrelated third party which loaned the Company $500,000.

Effective May 31, 2013 the Company borrowed additional funds totaling $500,000 under a substantially similar Loan Agreement (“Tranche B”) with third party lenders.

Both, the Tranche A and Tranche B loans were evidenced by promissory notes (herein the “Notes”).  The Tranche A and Tranche B loans bear interest of 14% per annum.  The maturity for Tranche A is due and payable on or before October 4, 2013 and Tranche B is due and payable on or before April 4, 2014.  The Notes can be prepaid at any time without penalty.  In the event of default, the Notes will accrue interest at the rate of 17% per annum. The note holders were each granted a pro rata portion of warrants to purchase 325,000 shares of the Company’s common stock.  The warrants have an exercise price of $1.50 per share, a term of five years and cashless exercise rights in the event the shares issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission.

The Company must comply with certain standard covenants in connection with the Loan Agreement, including the requirement to continue to have its common stock listed on the NYSE MKT (or any equivalent replacement exchange), and the requirement to continue to comply with the filing requirements of the Securities Exchange Act of 1934, as amended.  The Loan Agreement also includes that any proceeds received by the Company through any future funding activities or through the sale of oil and gas properties or interests is required to first be applied to the repayment of the Notes.  The repayment of the Notes is secured by a first priority security interest in one hundred (100) barrels of oil per day of net production from the Company’s owned and operated oil and gas properties, and all payments and proceeds associated therewith.

On April 8, 2013, the Company entered into a Settlement Agreement with Seidler Oil & Gas, L.P. (“Seidler”) on a lawsuit claiming a refund on previous investments with Lucas Energy.  The Company settled the outstanding balance and paid Seidler $1.3 million plus legal fees.  Seidler released the Company, its current and past officers, directors and agents from associated claims and Seidler agreed to dismiss the previously filed lawsuit with prejudice. In addition, certain private investors also agreed to release the Company, Seidler, and their respective past and present affiliates from any and all claims.

The Company filed a lawsuit against the holder of the Company’s 2,000 outstanding shares of Series A Convertible Preferred Stock in the District Court of Harris County, Texas, on May 9, 2013, seeking a declaratory judgment that the 2,000 shares of Series A Convertible Preferred Stock should be cancelled, injunctive relief prohibiting the holder from selling or transferring the Series A Convertible Preferred Stock, and attorney’s fees.  The outcome of the litigation matter cannot be determined at this time with any reasonable certainty.

Supplemental Oil and Gas Disclosures (Unaudited)

The following disclosures for the Company are made in accordance with authoritative guidance regarding disclosures about oil and natural gas producing activities.  Users of this information should be aware that the process of estimating quantities of "proved," "proved developed," and "proved undeveloped" crude oil, natural gas liquids and natural gas reserves is complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir.  The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.  Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time.  Although reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

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

On March 29, 2013, the Company entered into a settlement with Nordic on its previous purchase and sale agreement, dated October 13, 2011, of certain oil, natural gas, and mineral leases located in Gonzales, Karnes, and Wilson counties in Texas.  The transaction settled and terminated the outstanding $22 million senior secured promissory note due to Nordic for certain assets of the Company, and resulted in the return to Nordic of ownership of the previously acquired assets.  Some of these assets were included in the 2012 reserve report, therefore both the Proved Developed and the Proved Undeveloped reserves were negatively affected for the current year ending March 31, 2013 as a result of the settlement, the Company’s liabilities also decreased by $22 million in connection with the cancellation of the note.

PROVED RESERVE SUMMARY

All of the Company's reserves are located in the United States.  The following tables sets forth Lucas’ net proved reserves, including proved developed and proved undeveloped reserves, at March 31st for each of the three years in the period ended March 31, 2013, and the changes in the net proved reserves for each of the three years in the period ended March 31, 2013, as estimated by the international petroleum consulting firm Forrest A. Garb & Associates, Inc.:

	March 31,
	2013	2012	2011
Crude Oil (Bbls)
Net proved reserves at beginning of year	7,023,520	2,768,200	1,970,230
Revisions of previous estimates	(1,980,284)	(313,810)	(575,988)
Purchases in place	14,050	1,193,746	284,155
Extensions, discoveries and other additions	1,908,362	3,456,560	1,464,040
Sales in place	(1,750,278)	(26,710)	(336,550)
Production	(84,227)	(54,466)	(37,687)
Net proved reserves at end of year	5,131,143	7,023,520	2,768,200

Natural Gas (Mcf)
Net proved reserves at beginning of year	10,722,480	843,250	31,170
Revisions of previous estimates	(8,721,436)	194,160	37,187
Purchases in place	-	-	126,200
Extensions, discoveries and other additions	1,336,108	9,699,630	657,430
Sales in place	(685,027)	-	-
Production	(9,236)	(14,560)	(8,737)
Net proved reserves at end of year	2,644,889	10,722,480	843,250

Oil Equivalents (Boe)
Net proved reserves at beginning of year	8,810,600	2,908,742	1,975,425
Revisions of previous estimates	(3,433,857)	(281,450)	(569,790)
Purchases in place	14,050	1,193,746	305,188
Extensions, discoveries and other additions	2,131,047	5,073,165	1,573,612
Sales in place	(1,864,449)	(26,710)	(336,550)
Production	(85,766)	(56,893)	(39,143)
Net proved reserves at end of year	5,571,625	8,810,600	2,908,742

RESERVES

During the year ended March 31, 2013, Lucas adjusted its reserves approximately 3.2 million BOE of proved reserves primarily due to:  the settlement and termination of the Nordic transaction that occurred in October 2011, adjustments on our undeveloped acreage in the Eagle Ford and Austin Chalk formations, and adjustments to our oil to gas ratios.

During the year ended March 31, 2012, Lucas added 1.6 million BOE of proved reserves primarily in the Eagle Ford and Austin Chalk formations.  Approximately 93% of the reserve additions were crude oil.  Sales in place of 0.3 million BOE were primarily related to farmouts of the Eagle Ford formation.  See Note 4.

The following table sets forth Lucas’ proved developed and proved undeveloped reserves at March 31, 2013, 2012, and 2011:

	At March 31,
	2013	2012	2011
Proved Developed Reserves
Crude Oil (Bbls)	251,243	402,360	106,960
Natural Gas (Mcf)	-	-	73,820
Oil Equivalents (Boe)	251,243	402,360	119,263

Proved Undeveloped Reserves
Crude Oil (Bbls)	4,879,900	6,621,156	2,661,240
Natural Gas (Mcf)	2,642,894	10,722,480	769,430
Oil Equivalents (Boe)	5,320,382	8,408,236	2,789,478

Proved Reserves
Crude Oil (Bbls)	5,131,143	7,023,516	2,768,200
Natural Gas (Mcf)	2,642,894	10,722,480	843,250
Oil Equivalents (Boe)	5,571,625	8,810,596	2,908,742

Probable Undeveloped Reserves
Crude Oil (Bbls)	1,438,059	-	1,334,800
Natural Gas (Mcf)	1,378,143	-	809,630
Oil Equivalents (Boe)	1,667,750	-	1,469,738

*The Company engaged Forrest Garb & Associates, an independent reserve engineering firm, to provide a reserve report on the Company’s properties.  The reserve report has been included as an exhibit to the financial statements.

For the year ended March 31, 2013, total proved undeveloped reserves (PUDs) decreased by 3.1 million BOE to 5.3 million BOE.  The proved undeveloped reserve reductions were primarily due to our settlement and termination of the Nordic transaction (see “Item 3. Legal Proceedings”), additional Eagle Ford wells, and revised oil and gas ratios.  We had no proved developed non-producing BOE and we did not transfer any proved undeveloped reserves to proved developed reserves during the fiscal year ended March 31, 2013.

Lucas does not have a material amount of reserves that have remained undeveloped for five years or more.  In addition, our plan is to convert our PUD balance as of March 31, 2013 to proved developed reserves within five years or prior to the end of fiscal year 2018.

Our reserves concentrate mainly in the Eagle Ford, Austin Chalk, Buda and Glen Rose formations.  At March 31, 2013, Lucas’ proved reserves for the Eagle Ford and Austin Chalk formations were 5.2 million BOE, or 95%, and 0.3 million BOE, or 5%, of the total proved developed and undeveloped reserves of 5.6 million BOE.

The following table sets forth Lucas’ net reserves in BOE by reserve category and by formation at March 31, 2013 and 2012:

		Proved
		Developed
	Proved Developed	Non-Producing	Proved Undeveloped	Total Proved
Eagle Ford
At March 31, 2013	25,867	-	3,504,803	3,530,670
At March 31, 2012	195,432	-	3,877,769	4,073,201

Austin Chalk
At March 31, 2013	215,108	-	1,500,134	1,715,242
At March 31, 2012	170,209	-	2,290,064	2,460,273

Buda & Glen Rose
At March 31, 2013	541	-	315,449	315,990
At March 31, 2012	21,296	-	2,240,403	2,261,699

Other
At March 31, 2013	9,723	-	-	9,723
At March 31, 2012	15,423	-	-	15,423

Total
At March 31, 2013	251,239	-	5,320,386	5,571,625
At March 31, 2012	402,360	-	8,408,236	8,810,596

Capitalized Costs Relating to Oil and Natural Gas Producing Activities. The following table sets forth the capitalized costs relating to Lucas’ crude oil and natural gas producing activities at March 31, 2013 and 2012:

	At March 31,
	2013	2012
Proved leasehold costs	$10,002,828	$35,454,781
Costs of wells and development	33,961,775	29,858,429
Capitalized asset retirement costs	745,197	927,165
Total cost of oil and gas properties	44,709,800	66,240,375
Accumulated depreciation and depletion	(9,077,997)	(5,625,961)
Net Capitalized Costs	$35,631,803	$60,614,414

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in Lucas’ oil and natural gas property acquisition, exploration and development activities for the years ended March 31, 2013 and 2012:

	2013	2012
Acquisition of properties
Proved	$116,700	$32,797,515
Unproved	-	-
Exploration costs	-	-
Development costs	4,782,327	12,354,246
Total	$4,899,027	$45,151,761

Results of Operations for Oil and Natural Gas Producing Activities. The following table sets forth the results of operations for oil and natural gas producing activities for the years ended March 31, 2013 and 2012:

	2013	2012
Crude oil and natural gas revenues	$8,247,084	$5,258,461
Production costs	(4,192,223)	(4,605,979)
Depreciation and depletion	(3,452,036)	(1,916,242)
Results of operations for producing activities,
excluding corporate overhead and interest costs	$602,825	$(1,263,760)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves.  The following information has been developed utilizing procedures prescribed by ASC Topic 932 and based on crude oil and natural gas reserves and production volumes estimated by the independent petroleum consultants of Lucas.  The estimates were based on a 12-month average for commodity prices for the years ended March 31, 2013 and 2012.  The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating Lucas or its performance.  Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of Lucas.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of Lucas’ oil and natural gas reserves as of March 31, 2013 and 2012:

	At March 31,
	2013	2012
Future cash inflows	$546,811,370	$688,709,390
Future production costs	(80,809,010)	(107,064,090)
Future development costs	(177,353,400)	(300,395,000)
Future income taxes	(75,034,354)	(72,444,823)
Future net cash flows	213,614,606	208,805,477
Discount to present value at 10% annual rate	(115,462,563)	(133,420,621)
Standardized measure of discounted future net
cash flows relating to proved oil and gas
reserves	$98,152,043	$75,384,856

Changes in Standardized Measure of Discounted Future Net Cash Flows.  The following table sets forth the changes in the standardized measure of discounted future net cash flows at March 31, for each of the two years in the period ended March 31, 2013:

	2013	2012
Standardized measure, beginning of year	$75,384,856	$42,724,817
Crude oil and natural gas sales, net of production costs	(4,054,861)	(1,059,860)
Net changes in prices and production costs	81,109,584	(9,255,307)
Extensions, discoveries, additions and improved recovery	50,696,971	41,658,210
Changes in estimated future development costs	72,652,500	(12,435,000)
Development costs incurred	15,848,464	2,410,000
Revisions of previous quantity estimates	(180,722,311)	(5,465,785)
Accretion of discount	10,434,472	5,648,786
Net change in income taxes	(5,507,907)	(15,196,819)
Purchases of reserves in place	519,924	22,710,732
Sales of reserves in place	(23,115,750)	(998,050)
Change in timing of estimated future production	4,906,101	4,643,132
Standardized measure, end of year	$98,152,043	$75,384,856

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our principal executive officer and principal financial officer, have concluded that, as of March 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the criteria framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2013.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

The following table sets forth the names, ages, and offices held by our directors and executive officers:

Name	Position	Date First Elected/Appointed	Age
Ryan J. Morris	Chairman of Board	October 1, 2012	28
Anthony C. Schnur	Chief Executive Officer	December 12, 2012	47
William J. Dale	Chief Financial Officer, Treasurer and Secretary	April 4, 2013	43
Ken Daraie	Director	December 12, 2012	54
J. Fred Hofheinz	Director	September 18, 2008	75
W. Andrew Krusen, Jr.	Director	October 8, 2009	65
Fred S. Zeidman	Director	June 24, 2013	66

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

The business experience of each of the persons listed above during the past five years is as follows:

RYAN J. MORRIS, CHAIRMAN OF BOARD, CHAIR OF NOMINATING & GOVERNANCE COMMITTEE

Ryan J. Morris is the Managing Member of Meson Capital Partners LLC (“Meson LLC”), a San Francisco-based investment partnership, which he founded in February 2009. Mr. Morris is currently Executive Chairman of the Board of InfuSystem Holdings, Inc., an NYSE-MKT listed company. From June 2011 through July 2012, Mr. Morris served as a member of the equity committee responsible for maximizing value to the stockholders of Hear USA, Inc. (subsequently HUSA Liquidating Corporation), an NYSE Amex-listed company in Chapter 11 bankruptcy, which has since liquidated its assets and ceased operations. Prior to founding Meson LLC, in July 2008 he co-founded VideoNote LLC, a small and profitable educational software company with customers including Cornell University and The World Bank, and he continues to serve as its Chief Executive Officer. Mr. Morris has a Bachelor’s of Science and Masters of Engineering degree in Operations Research & Information Engineering from Cornell University, and holds the Chartered Financial Analyst designation.

Director Qualifications:

Mr. Morris has experience in the oil and gas industry and the business world in general, in particular with respect to publicly listed companies. He also has extensive academic and practical knowledge of doing business in Texas and the United States. In addition, we believe Mr. Morris demonstrates personal and professional integrity, ability, judgment, and effectiveness in serving the long-term interests of the Company’s shareholders.   As such, we believe that Mr. Morris is qualified to serve as a director.

ANTHONY C. SCHNUR, CHIEF EXECUTIVE OFFICER

Mr. Schnur is a results oriented manager with a history of positioning companies for growth, preserving value and return of capital.  By removing systemic organizational obstacles, streamlining operations and implementing efficient financial controls, profit was achieved and underperforming organizations turned around.

Prior to joining Lucas in 2012, Mr. Schnur spent three years as the CFO of Chroma Oil & Gas; a private equity backed E&P with operations in Texas and Louisiana.  For eight years he was an independent executive where he held various non-traditional employee/consultant/CFO/advisor roles.  He has developed strategic business plans, raised debt and equity capital, and provided asset management, cash flow forecasts, transaction modeling and development planning for both start-ups and special situations.  On three separate occasions Mr. Schnur was asked to lead work-out/turn-around initiatives in the E&P space.

Over twenty years of extensive oil and gas and financial management positions have afforded him experience in several different financial functions, as well as Human Resources and Information Technology roles.  Previous positions include Director of Structured Transactions for Aquila Energy Capital Corporation, Natural Gas marketer for Aquila Energy Marketing and tenures with Cargill, Inc., National City Bank and PNC Corp.

WILLIAM J. DALE, CHIEF FINANCIAL OFFICER, TREASURER, AND SECRETARY

Mr. Dale brings over 17 years of oil and gas industry financial experience across corporate finance, treasury, strategic planning, and financial reporting, planning and analysis functions both at large global corporations as well as small, entrepreneurial oil and gas companies. Most recently he served as a financial consultant for several private equity and independent E&P companies, having previously served as Director of Finance, Planning & Analysis for Global Industries Ltd., a $575 Million in revenue, Nasdaq-traded oil & gas service company. Prior posts include CFO and Controller at KD Resources, a private E&P company and CFO, Treasurer and Secretary at Blue Dolphin Energy, a Nasdaq Midstream and E&P company. He also has prior experience working at Rosetta Resources, Huber Energy, El Paso Corporation, Columbia Energy and Tejas Gas (acquired by Shell Oil). Mr. Dale earned dual Bachelor degrees in accounting and finance and has an MBA from the University of Houston. He is also a Texas Certified Public Accountant.

KEN DARAIE, DIRECTOR, CHAIR OF AUDIT COMMITTEE

Since April 2011, Mr. Daraie has served as Vice President of Operations of Wold Oil Properties, Inc. (WOPI) where he assists with business development, engineering and operations management. Prior to joining WOPI, he served from January 2007 to March 2011 as David Freudenthal’s, the former Governor of Wyoming’s, appointee as the Executive Director of the Wyoming School Facilities Commission.  Mr. Daraie oversaw creation of systems and processes necessary for deployment of over $1 billion in capital construction funds in the state.

Mr. Daraie founded Continental Industries, LC (“Continental”), a vertically integrated oil and gas company based in Wyoming, in 1995, and served as its President until 2005.  In 2001 the company was divided into four separate entities specializing in exploration and production, oilfield services, midstream gathering, and a royalty and real estate acquisition firm.  In 2006, the oil and gas assets and the gathering systems were divested.

Prior to forming Continental, Mr. Daraie served as General Manager of Barlow and Haun, a Rocky Mountain area oil and gas exploration company, and as a project manager with Fluor Daniel, an international construction company.  His experience also includes reservoir simulation, reservoir engineering, and production engineering positions with both Conoco, Inc. and Sun Exploration and Production Company.

Mr. Daraie’s assignments have included implementation and optimization of enhanced oil recovery projects in Louisiana and California, as well as oil and gas field rehabilitation and optimization in the U.S. Gulf Coast area, the Rocky Mountain region, and North Dakota.

Mr. Daraie has served on the Board of Directors of Double Eagle Petroleum Company Inc. (DBLE) and Energy West Federal Credit Union.  He was elected to and served as Chairman of the Natrona County, Wyoming School Board of Trustees and the Casper, Wyoming City Council.  Mr. Daraie is a registered professional engineer, and has been a member of the Society of Petroleum Engineers since 1980.  Mr. Daraie received a Bachelor of Arts degree in Physics from Baylor University in 1979 and a Bachelor of Science degree in Petroleum Engineering from the University of Texas at Austin in 1982.

Director Qualifications:

The Board of Directors believes that Mr. Daraie’s extensive experience in the oil and gas industry, as well as his knowledge of business development, engineering and operations management, makes Mr. Daraie a valued addition to the Board of Directors.

J. FRED HOFHEINZ, DIRECTOR

Mr. Hofheinz, the former Mayor of the city of Houston (1974-1978), began his business career with his late father, Roy Hofheinz, Sr., who built the Houston Astrodome.  Mr. Hofheinz played a key role in the family real estate development projects surrounding the Astrodome, including an amusement park – Astroworld and four hotels.  He was the senior officer of Ringling Brothers Barnum and Bailey Circus, which was owned by the Hofheinz family.   In 1971, Mr. Hofheinz co-founded a closed circuit television company, Top Rank, which is now the leading professional boxing promotion firm in the nation.  He has served as President of the Texas Municipal League and served on the boards of numerous other state and national organizations for municipal government elected officials.  In addition to his law practice, Mr. Hofheinz also owned several direct interests in oil and natural gas companies.  He has also dealt extensively with business interests, primarily oil and natural gas related, in the People’s Republic of China and in the Ukraine.

For the past five years Mr. Hofheinz has been an investor and a practicing attorney with the firm of Williams, Birnberg & Anderson LLP in Houston, Texas.  While he has numerous investments in real estate, his principal investment interest is in oil and natural gas.  He has been actively engaged in successful exploration and production ventures, both domestic and international.  He holds a PhD in economics, from the University of Texas and takes an active interest in Houston’s civic and charitable affairs.  He was admitted to the Texas bar in 1964, having received his preparatory education at the University of Texas, (B.A., M.A., Ph.D., 1960-1964); and his Legal education at the University of Houston (J.D., 1964).  From July 1, 2007 to February 28, 2011, Mr. Hofheinz served as a Manager of El Tex Petroleum, LLC, which Lucas entered into an acquisition transaction with during fiscal 2010.

Director Qualifications:

Mr. Hofheinz has extensive experience in the oil and natural gas industry and the business world in general, in particular with respect to publicly listed companies. He also has extensive academic and practical knowledge of doing business in Texas and the United States. In addition, we believe Mr. Hofheinz demonstrates personal and professional integrity, ability, judgment, and effectiveness in serving the long-term interests of the Company’s shareholders.   As such, we believe that Mr. Hofheinz is qualified to serve as a director.

W. ANDREW KRUSEN, JR. – DIRECTOR, CHAIR OF THE COMPENSATION COMMITTEE

Mr. Krusen has been Chairman and Chief Executive Officer of Dominion Financial Group, Inc. since 1987. Dominion Financial is a merchant banking organization that provides investment capital to the natural resources, communications and manufacturing and distribution sectors.  Mr. Krusen is currently a Director and chairman of Florida Capital Group, Inc. – a Florida bank holding company, as well as Florida Capital Bank, N.A. its wholly-owned subsidiary.  He also serves as a Director of publicly-traded Canada Fluorspar Inc., a specialty mineral concern; and Raymond James Trust Company, a subsidiary of Raymond James Financial, Inc. – and numerous privately held companies, including Beall’s Inc., Telovations, Inc., and Romark Laboratories, LLC.  Mr. Krusen is a former member of the Young Presidents’ Organization, and he is currently a member of the World President’s Organization, and Society of International Business Fellows.  He is past Chairman of Tampa's Museum of Science and Industry.  Mr. Krusen graduated from Princeton University in 1970.  From July 1, 2007 to February 28, 2011, Mr. Krusen served as a Manager of El Tex Petroleum, LLC, which Lucas entered into an acquisition transaction with during fiscal year 2010.

Director Qualifications:

Mr. Krusen has extensive experience in the oil and natural gas industry and the business world in general, in particular with respect to founding and funding publicly listed companies. He also has extensive academic and practical knowledge of doing business in Texas and the United States. In addition, we believe Mr. Krusen demonstrates personal and professional integrity, ability, judgment, and effectiveness in serving the long-term interests of the Company’s shareholders.  As a result of the above, we believe that Mr. Krusen is qualified to serve as a director.

FRED S. ZEIDMAN - DIRECTOR

Mr. Zeidman has served as Chairman of the Board of Directors of Petroflow Energy Corporation since September 2011 and as a Director of Petro River Oil Corporation since April 2013. Mr. Zeidman has also served as a director of Hyperdynamics Corporation since 2009 and as a director of Prosperity Bancshares, Inc. since 1986. He currently also serves as trustee for the AremisSoft Liquidating Trust (a position he has held since 2004). In March 2013, Mr. Zeidman was appointed to the Board of Straight Path Communications Inc.  In March 2008, Mr. Zeidman was appointed the Interim President of Nova Biosource Fuels, Inc. ("Nova"), a publicly-traded biodiesel technology company, and served in that position until the company's acquisition in November 2009.  Mr. Zeidman also served as a director of Nova from June 2007 to November 2009. From August 2009 through November 2009, Mr. Zeidman served as Chief Restructuring Officer for Transmeridian Exploration, Inc. and served in that position until its sale in November 2009. Mr. Zeidman has served on the board of Prosperity Bank for 26 years. He also served as CEO, President and Chairman of the Board of Seitel Inc., an oil field services company, from June 2002 until its sale in February 2007. Mr. Zeidman served as a Managing Director of the law firm Greenberg Traurig, LLP from July 2003 to December 2008. Mr. Zeidman has served as CEO, Interim CEO and Chairman of the Board of a variety of companies, including several in the oil and gas sector.

Mr. Zeidman is the Chairman Emeritus of the United States Holocaust Memorial Council. He was appointed to that position by former President George W. Bush in March 2002 and served from 2002-2010.  He is also Chairman Emeritus of the University of Texas Health Science System Houston and is on the Board of Trustees of the Texas Heart Institute (where he currently serves as Interim Chief Financial Officer) and the Institute for Rehabilitation and Research (TIRR). He currently serves on the Board of Directors and Executive Committee of the University of Saint Thomas and chairs its Development Committee and Houston Community College. Mr. Zeidman received his Bachelor of Science and Bachelor of Arts from Washington University and a Masters of Business Administration from New York University.

Director Qualifications:

The Board of Directors believes that Mr. Zeidman is highly qualified to serve as a member of the Board of Directors due to his significant experience serving as a director of public and private companies and institutions and his substantial understanding of the oil and gas industry in general.

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

Board Leadership Structure

The roles of Chairman and Chief Executive Officer of the Company are currently held separately. Mr. Morris serves as Chairman and Mr. Schnur serves as Chief Executive Officer. The Board of Directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management.  Our Board believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management and the independent members of our Board (including Mr. Morris as Chairman). It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to our Chief Executive Officer, while enabling the independent directors to facilitate our Board’s independent oversight of management, promote communication between management and our Board, and support our Board’s consideration of key governance matters. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

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

We believe that, during fiscal 2013 and to date during fiscal 2014, our directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements, with the exceptions noted below (and certain exceptions previously noted in our March 31, 2012 Form 10-K Annual Report):

(a)
Anthony C. Schnur, our Chief Executive Officer, inadvertently did not timely file (i) a Form 4 with the SEC in connection with the grant by the Company of options to purchase 50,000 shares of the Company’s common stock on February 11, 2013, which report was not filed until February 14, 2013; (ii) a Form 4 with the SEC in connection with the issuance by the Company of 2,532 net shares of common stock (after certain shares were forfeited in lieu of the payment of a tax liability) on March 31, 2013, which report was not filed until April 12, 2013; (iii) a Form 4 with the SEC in connection with the issuance by the Company of 13,470 net shares of common stock (after certain shares were forfeited in lieu of the payment of a tax liability) on May 13, 2013, which report was not filed until May 16, 2013, and which shares have not been physically issued to date or reflected in the issued and outstanding shares disclosed throughout this Report; and (iv) a Form 4 with the SEC in connection with the issuance of 1,459 shares of common stock to Mr. Schnur in January 2013, which Form 4 Mr. Schnur plans to file shortly after the filing of this Report;

(b)
Ryan J. Morris, our director, inadvertently did not timely file a Form 4 with the SEC in connection with the grant by the Company of options to purchase 50,000 shares of the Company’s common stock on December 20, 2012, which report was not filed until December 28, 2012;

(c)
W. Andrew Krusen, Jr., our director, inadvertently did not timely file (i) a Form 4 with the SEC in connection with the acquisition of certain shares of common stock on August 6, 2012, which report was not filed until August 27, 2012; and (ii) a Form 4 with the SEC in connection with the grant by the Company of options to purchase 50,000 shares of the Company’s common stock on December 20, 2012, which report was not filed until January 3, 2013;

(d)
Ken Daraie, our director, inadvertently did not timely file (i) a Form 3 reporting his initial ownership of the Company’s securities when he became a director of the Company on December 14, 2012, which report was not filed until December 27, 2012; and (ii) a Form 4 with the SEC in connection with the grant by the Company of options to purchase 50,000 shares of the Company’s common stock on December 20, 2012, which report was not filed until December 28, 2012;

(e)
Joshua D. Young, our former director, inadvertently did not timely file a Form 4 with the SEC in connection with the grant by the Company of options to purchase 50,000 shares of the Company’s common stock on December 20, 2012, which report was not filed until December 28, 2012;

(f)
J. Fred Hofheinz, our director, inadvertently did not timely file (i) a Form 4 with the SEC in connection with the sale by him of certain warrants on August 24, 2012, which report was not filed until September 4, 2012; (ii) a Form 4 with the SEC in connection with the acquisition of certain shares of common stock on August 6, 2012, which report was not filed until October 3, 2012; and (iii) a Form 4 with the SEC in connection with the grant by the Company of options to purchase 50,000 shares of the Company’s common stock on December 20, 2012, which report was not filed until December 28, 2012; and

(g)
Peter Grunebaum, our former director, did not file a Form 4 with the SEC in connection with the grant by the Company of options to purchase 50,000 shares of the Company’s common stock on December 20, 2012, which report has not been filed to date.

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

CORPORATE GOVERNANCE

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

During the fiscal year that ended on March 31, 2013, the Board held eight meetings and took various other actions via the unanimous written consent of the Board of Directors and the various committees described below.  All directors attended at least 75% of the Board of Directors meetings and committee meetings relating to the committees on which each director served during fiscal year 2013. All of the then current directors, including Mr. Ken Daraie who was elected to the Board at the 2012 Annual Shareholder meeting, attended our fiscal year 2012 Annual Shareholder meeting held December 12, 2012.  The Company encourages, but does not require all directors to be present at annual meetings of shareholders.

The Board has a standing Audit Committee, Compensation Committee, and Nominating and Governance Committee.

The Audit Committee currently consists of Mr. Daraie (chair), Mr. Hofheinz and Mr. Zeidman, each of whom is independent as defined in Section 803(A) of the NYSE MKT LLC Company Guide.  The Audit Committee’s function is to provide assistance to the Board in fulfilling the Board’s oversight functions relating to the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of the Company’s independent auditors, and perform such other activities consistent with its charter and our By-laws as the Committee or the Board deems appropriate.  The Audit Committee produces an annual report for inclusion in our proxy statement.  The Audit Committee is directly responsible for the appointment, retention, compensation, oversight and evaluation of the work of the independent registered public accounting firm (including resolution of disagreements between our management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The Audit Committee shall review and pre-approve all audit services, and non-audit services that exceed a de minimis standard, to be provided to us by our independent registered public accounting firm. The Audit Committee carries out all functions required by the NYSE MKT, the SEC and the federal securities laws. The Board has determined that Mr. Daraie, Mr. Hofheinz and Mr. Zeidman are “independent,” and Mr. Daraie is an “audit committee financial expert” as defined in the SEC’s Regulation S-K, Item 407(d).  During fiscal year 2013, the Audit Committee held four meetings. The Audit Committee’s charter is available on our website at www.lucasenergy.com.

The Compensation Committee is comprised of Mr. Krusen (chair), Mr. Morris, Mr. Daraie and Mr. Zeidman each of whom is independent as defined in Section 803(A) of the NYSE MKT LLC Company Guide.  The purpose of the Compensation Committee is to oversee the responsibilities relating to compensation of our executives and produce a report on executive compensation for inclusion in our proxy statement.  The Compensation Committee may delegate its authority to subcommittees of independent directors, as it deems appropriate.  During fiscal year 2013, the Compensation Committee held one meeting. The Compensation Committee’s charter is available on our website at www.lucasenergy.com.

The Nominating and Governance Committee is comprised of Mr. Morris (chair), Mr. Hofheinz and Mr. Daraie, each of whom is independent as defined in Section 803(A) of the NYSE MKT LLC Company Guide.   This Committee is responsible for (1) assisting the Board by identifying individuals qualified to become Board members; (2) recommending individuals to the Board for nomination as members of the Board and its committees; (3) leading the Board in its annual review of the Board’s performance; (4) monitoring the attendance, preparation and participation of individual directors and to conduct a performance evaluation of each director prior to the time he or she is considered for re-nomination to the Board; (5) reviewing and recommending to the Board responses to shareowner proposals; (6) monitoring and evaluating corporate governance issues and trends; (7) providing oversight of the corporate governance affairs of the Board and the Company, including consideration of the risk oversight responsibilities of the full Board and its committees; (8) assisting the Board in organizing itself to discharge its duties and responsibilities properly and effectively; and (9) assisting the Board in ensuring proper attention and effective response to stockholder concerns regarding corporate governance..  We have not paid any third party a fee to assist in the process of identifying and evaluating candidates for director. The Nominating and Governance Committee’s charter is available on our website at www.lucasenergy.com.

NOMINATIONS FOR THE BOARD OF DIRECTORS

The Nominating and Governance Committee of the Board considers nominees for director based upon a number of qualifications, including their personal and professional integrity, ability, judgment, and effectiveness in serving the long-term interests of the Company’s shareholders.  There are no specific, minimum or absolute criteria for Board membership. The Committee makes every effort to ensure that the Board and its Committees include at least the required number of independent directors, as that term is defined by applicable standards promulgated by the NYSE MKT and/or the SEC.

The Nominating and Governance Committee may use its network of contacts to compile a list of potential candidates.  The Nominating and Governance Committee has not in the past relied upon professional search firms to identify director nominees, but may engage such firms if so desired.  The Nominating and Governance Committee may meet to discuss and consider candidates’ qualifications and then choose a candidate by majority vote.

The Nominating and Governance Committee will consider qualified director candidates recommended in good faith by shareholders, provided those nominees meet the requirements of NYSE MKT and applicable federal securities law. The Nominating and Governance Committee’s evaluation of candidates recommended by shareholders does not differ materially from its evaluation of candidates recommended from other sources.  Any shareholder wishing to recommend a nominee should submit the candidate’s name, credentials, contact information and his or her written consent to be considered as a candidate.  These recommendations should be submitted in writing to the Company, Attn: Corporate Secretary, Lucas Energy, Inc., 3555 Timmons Lane, Suite 1550, Houston, Texas 77027.  The proposing shareholder should also include his or her contact information and a statement of his or her share ownership.  The Committee may request further information about shareholder recommended nominees in order to comply with any applicable laws, rules or regulations or to the extent such information is required to be provided by such shareholder pursuant to any applicable laws, rules or regulations.

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

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation information with respect to our Chief Executive Officer and our Chief Financial Officer, who are the only executive officers who made in excess of $100,000 during the years presented below, who were serving as executive officers at the end of our fiscal year, and individuals for whom disclosure would have been provided herein but for the fact they were not serving as an executive officer of the Company at the end of our fiscal year.

Name and Principal	Fiscal			Stock	Option	All Other
Position	Year	Salary	Bonus	Awards	Awards	Comp	Total
Anthony C. Schnur
Chief Executive Officer and former Chief Financial Officer (1)(2)	2013	$120,833	$30,000	$34,133	$243,000	$-	$427,966

William A. Sawyer (1)(3)	2013	$125,958	$-	$37,500	$-	$518,500	$681,958
Former President and	2012	175,000	50,000	75,000	603,980	12,500	916,480
Chief Executive Officer

K. Andrew Lai (1)(4)	2013	$103,558	$-	$25,000	$-	$-	$128,558
Former Chief Financial Officer	2012	150,000	95,000	40,000	-	-	285,000

* Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.  No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above.  The value of the Stock Awards and Option Awards in the table above was calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(1) Effective November 1, 2012, the Company accepted the resignation of K. Andrew Lai, as the Chief Financial Officer, Treasurer and Secretary of the Company, and appointed Anthony C. Schnur as the Company’s Chief Financial Officer, Treasurer and Secretary. On December 14, 2012, and effective December 12, 2012, William A. Sawyer resigned as the Chief Executive Officer and President and as a director of the Company. Effective on the same date (December 12, 2012), the Board of Directors of the Company appointed Anthony C. Schnur, as the Chief Executive Officer to fill the vacancy left by Mr. Sawyer’s resignation as Chief Executive Officer and President.  Effective April 4, 2013, the Company appointed William J. Dale as the Company’s Chief Financial Officer, Treasurer and Secretary.

(2) During the year ended March 31, 2013, Mr. Schnur was paid a cash salary of $120,833.  Mr. Schnur was issued a net of 3,991 shares of common stock under the Company’s 2012 Long Term Incentive Plan (the “2012 Plan”) after forfeiting shares for the payment of taxes.  The Company recorded $34,133 for shares issued to Mr. Schnur.  Mr. Schnur also received a bonus of $30,000 in cash and 20,000 shares of the Company’s common stock for fiscal 2013 (13,470 net shares after forfeiting shares to pay his tax liability, which shares have not been physically issued to date or included in the number of issued and outstanding shares disclosed throughout this report).  During the year ended March 31, 2013, Mr. Schnur was granted options to purchase 150,000 shares of the Company’s common at an exercise price of $1.74 per share of which 50,000 options vested immediately and the remaining options vest at the rate of ½ of such options on November 1, 2013 and 2014; options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.61 per share, which vest on January 8, 2015; and options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.58 per share, which vest on November 1, 2015.

(3) During the year ended March 31, 2013, Mr. Sawyer (who resigned on December 14, 2012, effective December 12, 2012) was paid a cash salary of $125,958.  Mr. Sawyer was issued a net of 37,161 shares of common stock under the Company’s 2012 Plan after forfeiting shares for the payment of taxes.  The Company recorded $37,500 for shares issued to Mr. Sawyer.

During the year ended March 31, 2012, Mr. Sawyer was paid a cash salary of $175,000.  Mr. Sawyer was issued 16,782 shares of common stock under the Company’s 2010 Long Term Incentive Plan (the “2010 Plan”).  The Company recorded $56,250 for shares issued under the plans and accrued $18,750 for shares payable to Mr. Sawyer.  The Company accrued bonuses for Mr. Sawyer for services rendered in 2012 of $10,000 in cash and $40,000 in common shares.  Shares payable and accrued bonus to Mr. Sawyer was paid in April 2012.

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

For the years ended March 31, 2013 and March 31, 2012, all Other Compensation consisted of the payment of $6,000 and $12,500, respectively, attributable to Mr. Sawyer for attendance at Board of Directors meetings and also included $500,000 of severance pay (as described in greater detail below under “Employment Agreements” – “William A. Sawyer”), for the year ended March 31, 2013.

(4) During the year ended March 31, 2013, Mr. Lai was paid a cash salary of $103,558.  Mr. Lai was issued a net of 32,804 shares of common stock under the 2012 Plan after forfeiting shares for the payment of taxes.  The Company recorded $25,000 for shares issued to Mr. Lai.

During the year ended March 31, 2012, Mr. Lai was paid a cash salary of $150,000.  Mr. Lai was issued 12,299 shares of common stock under the 2010 Plan.  The Company recorded $40,000 for shares issued under the plans to Mr. Lai.  The Company accrued bonuses for Mr. Lai for services rendered in 2012 of $50,000 in cash and $45,000 in common shares.  Accrued bonus to Mr. Lai was paid in April 2012.

Employment Agreements

Anthony C. Schnur

Effective November 1, 2012, the Company entered into an Employment Agreement with Mr. Schnur to serve as the Chief Financial Officer of the Company, which agreement was amended and restated effective December 12, 2012, in connection with his appointment as Chief Executive Officer.  The agreement has a term of two years, expiring on October 31, 2014, provided that the agreement is automatically extended for additional one year terms, unless either party provides notice of their intent not to renew within the 30 day period prior to any automatic renewal date.  The Company agreed to pay Mr. Schnur a base annual salary of $310,000 during the term of the agreement, of which $290,000 is payable in cash and $20,000 is payable in shares of the Company’s common stock.  The stock consideration due under the agreement is payable in quarterly installments at the end of each quarter, based on the stock price on the last day of each quarter.  Mr. Schnur is also eligible for an annual bonus of up to 30% of his base salary in cash or stock.

In the event the Employment Agreement is terminated by the Company for a reason other than cause (as described in the Employment Agreement) or by Mr. Schnur for good reason (as described in the Employment Agreement), Mr. Schnur is due in the form of a lump sum payment, the product of the base salary and bonus he was paid under the agreement for the prior 12 month period, provided that if such termination occurs six months before or 24 months following the occurrence of a Change of Control (as described in the Employment Agreement), Mr. Schnur is due 200% of the amount described above upon such termination.  If Mr. Schnur's employment is terminated as a result of death or Disability (as defined in the agreement), the Company will pay his base salary which would have been payable to Mr. Schnur through the date his employment is terminated and all amounts actually earned, accrued or owing as of the date of termination.  If Mr. Schnur’s employment is terminated for Cause or Mr. Schnur voluntarily terminates his employment, the Company will pay his base salary and all amounts actually earned, accrued or owing as of the date of termination and he will be entitled for a period of three months after termination to exercise all Options granted to him under his employment agreement or otherwise to the extent vested and exercisable on the date of termination. Mr. Schnur's employment agreement contains no covenant-not-to-compete or similar restrictions after termination. Additionally, any and all unvested Options are forfeited upon the termination of the Employment Agreement.

During the year ended March 31, 2013, Mr. Schnur was granted options to purchase 150,000 shares of the Company’s common at an exercise price of $1.74 per share of which 50,000 options vested immediately and the remaining options vest at the rate of ½ of such options on November 1, 2013 and 2014; options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.61 per share, which vest on January 8, 2015; and options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.58 per share, which vest on November 1, 2015.

William J. Dale

Effective April 4, 2013, the Company entered into an Employment Agreement with Mr. Dale.  The agreement has a term of two years, expiring on March 31, 2015, provided that the agreement is automatically extended for additional one year terms, unless either party provides notice of their intent not to renew within the 30 day period prior to any automatic renewal date.  The Company agreed to pay Mr. Dale a base annual salary of $220,000 during the term of the agreement, of which $200,000 is payable in cash and $20,000 is payable in shares of the Company’s common stock.  The stock consideration due under the agreement is payable on April 1st of each year of the term of the agreement, including $20,000 in stock which was paid to Mr. Dale immediately upon the parties’ entry into the agreement and is based on the closing sales price of the Company’s common stock on the applicable required issuance date.  Mr. Dale is also eligible for an annual bonus of up to 30% of his base salary in cash or stock.

In connection with the parties’ entry into the Employment Agreement, Mr. Dale was granted five year options to purchase 125,000 shares of the Company’s common stock at an exercise price of $1.33 per share of which 75,000 options vest on the first anniversary of the Employment Agreement and 50,000 options vest on the second anniversary, subject in all cases to the terms and conditions of the Company’s 2012 Stock Incentive Plan. In the event the Employment Agreement is terminated by the Company for a reason other than cause (as described in the Employment Agreement) or by Mr. Dale for good reason (as described in the Employment Agreement), Mr. Dale is due, in the form of a lump sum payment, 100% of the base salary and bonus he was paid under the agreement for the prior 12 month period (the “12 Month Base Salary”), plus reimbursement for COBRA insurance premiums as provided for in the agreement.  In the event Mr. Dale’s employment is terminated by the Company or Mr. Dale within six months before or 24 months after a Change of Control (as defined in the Employment Agreement) and the Company’s common stock is trading at more than $2.50, he is due an additional 100% of the 12 Month Base Salary, provided that if the Company’s common stock is trading at less than $1.50 per share, he is only due the 12 Month Base Salary and in the event the Company’s common stock is trading between $1.50 and $2.50 per share, he is due up to an additional 100% (or up to 200% total including the payment described in the immediately preceding sentence) of the 12 Month Base Salary, based on the proportional trading price of the Company’s common stock between such $1.50 and $2.50 trading prices. All payments are conditioned upon Mr. Dale entering into a release agreement in reasonable form and substance to the Company.

If Mr. Dale's employment is terminated as a result of death or Disability (as defined in the agreement), the Company will pay his base salary which would have been payable to Mr. Dale through the date his employment is terminated and all amounts actually earned, accrued or owing as of the date of termination.  If Mr. Dale’s employment is terminated for Cause or Mr. Dale voluntarily terminates his employment, the Company will pay his base salary and all amounts actually earned, accrued or owing as of the date of termination and he will be entitled for a period of three months after termination to exercise all Options granted to him under his employment agreement or otherwise, to the extent vested and exercisable on the date of termination. Mr. Dale's employment agreement contains no covenant-not-to-compete or similar restrictions after termination other than standard confidentiality requirements. Additionally, any and all unvested Options are forfeited upon the termination of the Employment Agreement.

Effective February 11, 2013, Mr. Dale was granted options to purchase 75,000 shares of the Company’s common stock, in consideration for services rendered, which options have a five year term, and were to vest upon the earlier of (i) one year after the grant date; and (ii) upon the change of control of the Company, provided that instead the Board of Directors changed the terms of such options to vest immediately upon the appointment of Mr. Dale as the Chief Financial Officer of the Company on April 4, 2013. The exercise price of the options was $1.58 per share (the closing sales price of the Company’s common stock on the grant date).

William A. Sawyer

Effective as of April 1, 2011, the Company entered into an employment agreement with Mr. Sawyer (filed as exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2011), who resigned as the Chief Executive Officer of the Company effective on December 12, 2012. The agreement had a term extending through April 1, 2014, unless extended or earlier terminated pursuant to the terms of such agreement, which was terminated in connection with his resignation effective December 12, 2012.  Pursuant to the agreement, Mr. Sawyer's base salary was $250,000 per year, of which $175,000 was to be payable in cash and $75,000 in shares of the Company’s common stock on a pro-rata, quarterly basis.  He also had the right to receive discretionary bonuses in an amount up to 50% of his base salary.

In connection with Mr. Sawyer’s resignation, the Company agreed to pay Mr. Sawyer, as severance pay, all base salary in cash that he would have been due under the terms of his employment agreement with the Company, at such times as such compensation would have been due to Mr. Sawyer had he still been employed by the Company (i.e., $250,000 per year, with $175,000 payable in semi-monthly installments and $75,000 payable in quarterly installments on each July 1st, October 1st, January 1st and April 1st), until March 25, 2014 (the end of the term of his employment agreement in effect on his resignation date); and monthly reimbursement in cash for the cost of Mr. Sawyer obtaining COBRA insurance coverage similar to the coverage of medical, dental, life and disability insurance he had while employed by the Company, also until March 25, 2014.  Additionally, the Company agreed to transfer ownership to Mr. Sawyer of an SUV he was previously provided the use of by the Company.

The Company also agreed to pay Mr. Sawyer additional consideration of $200,000, with $50,000 payable to Mr. Sawyer on or before each of January 12, 2013; February 12, 2013; March 12, 2013 and April 12, 2013 (which payments have been made to Mr. Sawyer), in connection with the termination by Mr. Sawyer of all options and contingent securities which Mr. Sawyer held in the Company or had rights to.  Mr. Sawyer and the Company also agreed to mutually release each other from any and all further claims and liabilities (other than customary indemnification by the Company to Mr. Sawyer in connection with his services as an officer and director of the Company), other than the payment obligations described above.

K. Andrew Lai

Mr. Lai was appointed Chief Financial Officer, Treasurer and Secretary of the Company on February 18, 2011 and resigned from those positions effective November 1, 2012. The Company entered into an employment agreement with Mr. Lai (filed as exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2011) effective on February 18, 2011. The agreement was to terminate on February 18, 2014, but was instead terminated earlier in connection with Mr. Lai’s resignation.  Pursuant to the agreement, Mr. Lai's base salary was $190,000 per year, of which $150,000 was payable in cash and $40,000 in shares of the Company’s common stock on a pro-rata, quarterly basis.  He also had the right to receive discretionary bonuses in an amount up to 50% of his base salary.

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

Under the 2010 Incentive Plan, 900,000 shares of the Company’s common stock are authorized for initial issuance or grant and under the 2012 Incentive Plan, 1,500,000 shares of the Company’s common stock are authorized for initial issuance or grant.  As of June 17, 2013, there was an aggregate of 194,518 available for issuance or grant under the 2010 Incentive Plan and an aggregate of 801,563 securities were available for issuance or grant under the 2012 Incentive Plan for future issuances and grants, respectively.  The number of securities available under the 2010 and 2012 Plans is reduced one for one for each security delivered pursuant to an award under the Plans. Any issued or granted security that becomes available due to expiration, forfeiture, surrender, cancellation, termination or settlement in cash of an award under the Incentive Plans may be requested and used as part of a new award under the Plans.

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

Outstanding Equity Awards at March 31, 2013

        The following table summarizes certain information regarding unexercised stock options outstanding as of March 31, 2013 for each of the Named Officers.

Name	Number of securities underlying unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Anthony C. Schnur
Chief Executive Officer	50,000	-	100,000	$1.74	10/31/17
	-	-	50,000	$1.61	1/8/18
	-	-	50,000	$1.58	10/31/17

DIRECTOR COMPENSATION

The following table sets forth compensation information with respect to our directors during our fiscal year ended March 31, 2013.

Name (1)	Fees Earned or Paid in Cash ($)*	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Ryan J. Morris	$11,500	$24,145	$-	$35,645
W. Andrew Krusen, Jr.	$15,500	$24,145	$-	$39,645
J. Fred Hofheinz	$16,250	$24,145	$-	$40,395
Ken Daraie	$6,750	$24,145	$-	$30,895
Joshua D. Young (3)	$8,500	$4,024	$-	$12,524
Peter K. Grunebaum (4)	$11,000	$4,024	$-	$15,024
Fred S. Zeidman (5)	$-	$-	$-	$-

* The table above does not include the amount of any expense reimbursements paid to the above directors.  No directors received any Stock Awards, Non-Equity Incentive Plan Compensation, or Nonqualified Deferred Compensation Earnings during the period presented.  Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1) Mr. Sawyer did not receive any compensation separate from the consideration he received as one of our officers for the year ended March 31, 2013 in consideration for his service to our Board.

(2) Represents the fair value of the grant of certain options to purchase shares of our common stock calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3) Resigned as a director effective March 3, 2013.

(4) Resigned as a director effective March 1, 2013.

(5) Appointed as a director effective June 24, 2013.

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

On December 20, 2012, each then member of the Board of Directors of the Company was granted options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.15 per share, which have a term of two years and vest at the rate of 1/12th of such options over each of the following 12 months, in all cases subject to the terms and conditions of the Company’s 2012 Stock Incentive Plan.  Mr. Young and Mr. Grunebaum ceased vesting options in connection with their resignations as directors of the Company on March 3, 2013 and March 1, 2013, respectively, provided that all of the options which had vested to them as of such resignation dates remain valid and exercisable until their original stated expiration date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the record beneficial ownership of common stock of the Company as of June 17, 2013 for the following: (i) each person or entity who is known to the Company to beneficially own more than 5% of the outstanding shares of the Company's common stock; (ii) each of the Company's directors; (iii) the Company's Chief Executive Officer and each of the named executive officers of the Company listed in the Executive Compensation table above; and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined under Rule 13d-3 as promulgated under the Securities Exchange Act of 1934, as amended, by the Securities and Exchange Commission (SEC), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or dispositive power and also any shares that the individual has the right to acquire within sixty (60) days of June 17, 2013 through the exercise of any stock option or other right.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (a)
Executive Officers, Significant Employees and Directors (9)

Common Stock	Anthony C. Schnur	67,461 (1)	* %
Common Stock	William J. Dale	85,863 (2)	* %
Common Stock	J. Fred Hofheinz	908,429 (3)(4)	3.4%
Common Stock	W. Andrew Krusen, Jr.	445,169 (3)(5)	1.7%
Common Stock	Ken Daraie	229,169 (6)	* %
Common Stock	Ryan J. Morris	5,450,137 (7)	20.2%
Common Stock	Fred S. Zeidman	-	-
Common Stock	William A. Sawyer (8)	265,875	1.0%

All Executive Officers And Directors As A Group (7 Persons)		7,186,228	26.2%

5% Shareholders	None.

(a)	Calculated based on 26,734,232 shares outstanding as of June 17, 2013.
* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)
Includes only 50,000 of the options to purchase 150,000 shares of the Company’s common stock which were granted to Mr. Schnur on November 1, 2012, of which 50,000 options vested immediately and the remaining 100,000 options vest at the rate of ½ of such options on each of the first two anniversaries of the grant, have a term of five years and an exercise price of $1.74 per share, as only 50,000 of such options have vested to date.   Does not include options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.61 per share or options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.58 per share, which have not vested to Mr. Schnur to date.  Includes 13,470 net shares of common stock after forfeiting shares to pay his tax liability, which the Company agreed to issue to Mr. Schnur in May 2013, which shares have not been physically issued to date or included in the number of issued and outstanding shares disclosed throughout this report.

(2)
Includes options to purchase 75,000 shares of the Company’s common stock, at an exercise price of $1.58 per share which expire on February 11, 2018. Does not include five year options to purchase 125,000 shares of the Company’s common stock at an exercise price of $1.33 per share, of which 75,000 options vest on April 4, 2014 and 50,000 Options vest on April 4, 2015, subject in all cases to the terms and conditions of the Company’s 2012 Stock Incentive Plan.

(3)	Includes options to purchase 24,000 shares of common stock which have an exercise price of $2.07 per share which expire on October 7, 2020.

(4)
Includes options to purchase 29,169 shares of the Company’s common stock at an exercise price of $1.15 per share, which are exercisable until December 20, 2014, but does not include 20,831 unvested options (the 50,000 options vest at the rate of 1/12th of such options per month from January 20, 2013 to December 20, 2013).

(5)
Includes beneficial ownership of 330,000 shares of common stock owned by Gulf Standard Energy Company LLC. Also includes options to purchase 29,169 shares of the Company’s common stock at an exercise price of $1.15 per share, which are exercisable until December 20, 2014, but does not include 20,831 unvested options (the 50,000 options vest at the rate of 1/12th of such options per month from January 20, 2013 to December 20, 2013).  Also includes 12,500 warrants to purchase shares of the Company’s common stock owned by each of Wit Ventures, Ltd. and Krusen-Thompson Interests, ltd. (25,000 in total), which entities are beneficially owned by Mr. Krusen, which warrants have an exercise price of $1.50 per share and expire on April 4, 2018.

(6)
Includes options to purchase 29,169 shares of the Company’s common stock at an exercise price of $1.15 per share, which are exercisable until December 20, 2014, but does not include 20,831 unvested options (the 50,000 options vest at the rate of 1/12th of such options per month from January 20, 2013 to December 20, 2013).  Also includes 200,000 warrants to purchase shares of the Company’s common stock owned by Continental Industries Field Services, LLC, which entity is beneficially owned by Mr. Daraie, which warrants have an exercise price of $1.50 per share and expire on April 4, 2018.

(7)
Includes 4,222,813 shares of common stock owned by Meson Capital Constructive Partners L.P. ("Meson Constructive"); warrants to purchase 187,500 shares of the Company’s common stock at an exercise price of $2.00 per share, which expire on September 11, 2013, owned by Meson Constructive; and 1,010,655 shares of common stock owned by Meson Capital Partners LP ("Meson LP"). Securities owned directly by Meson Constructive, are owned indirectly by Meson Capital Partners LLC ("Meson LLC") by virtue of it being the general partner of Meson Constructive and by Ryan J. Morris by virtue of his position as managing member of Meson LLC.  Securities owned directly by Meson LP, are owned indirectly by Meson LLC by virtue of it being the general partner of Meson LP and by Ryan J. Morris by virtue of his position as managing member of Meson LLC.  Also includes options to purchase 29,169 shares of the Company’s common stock at an exercise price of $1.15 per share, which are exercisable until December 20, 2014, but does not include 20,831 unvested options (the 50,000 options vest at the rate of 1/12th of such options per month from January 20, 2013 to December 20, 2013).

(8)
Resigned as an officer and director effective December 12, 2012.  The total beneficial ownership for Mr. Sawyer is based solely on the number shares the Company’s record shareholders list shows as owned by Mr. Sawyer and has not been otherwise verified or confirmed by the Company.

(9)
Not included in the table above is K. Andrew Lai, who is included in the Company’s Summary Compensation Table. Pursuant to the Company’s record shareholders list, Mr. Lai does not hold any beneficial ownership of the Company; provided that the Company has no way of verifying Mr. Lai’s ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than indicated above, there have been no other transactions between us and any officer, director, or any shareholder owning greater than five percent (5%) of our outstanding shares during the last two fiscal years, nor any member of the above referenced individual’s immediate family, except as set forth below or otherwise disclosed above under “Item 11. Executive Compensation”.

Related Party Transactions

On April 16, 2012, the Company agreed to sell an aggregate of 2,950,000 units at $2.00 per unit, with each unit consisting of one share of Company common stock and 0.35 of a warrant to purchase one share of the Company's common stock at an exercise price of $2.30 per share.  On April 18, 2012, the Offering closed, and the Company received an aggregate of $5,900,000 in gross funding and approximately $5,500,000 in net proceeds after paying commissions and other expenses associated with the Offering.  The investors in our December 2010 units offering purchased an aggregate of 450,000 units for an aggregate of $900,000. Young Capital, an affiliate of Joshua D. Young, our former director, purchased 250,000 units for an aggregate of $500,000 in the Company’s April 2012 offering.

In August 2012, Meson Capital Partners LP (“Meson LP”), an affiliate of Ryan J. Morris, our Chairman, purchased warrants to purchase 83,334 shares of common stock at an exercise price of $1.00 per share for an aggregate of $25,000, or $0.30 per warrant, from the Company’s director, J. Fred Hofheinz, and warrants (with the same terms) to purchase an aggregate of 15,167 shares for an aggregate of $4,550, or $0.30 per warrant, from Peter K. Grunebaum, a then member of the Company’s Board, in private transactions, which warrants were subsequently exercised by Meson LP for an aggregate exercise price of $98,501.

Young Capital, an affiliate of Joshua D. Young, our former director, purchased 50,000 units for an aggregate of $82,500, or $1.65 per unit, and Meson Capital Constructive Partners LP (“Meson Capital”), an affiliate of Mr. Morris, purchased 750,000 units for an aggregate of $1,237,500, or $1.65 per unit, in the Company’s September 2012 offering of units, with each unit consisting of (a) one share of common stock; and (b) 0.25 of a warrant to purchase one share of common stock at an exercise price of $2.00 per share.

Effective April 4, 2013, the Company entered into a Loan Agreement with various lenders (the “April 2013 Loan Agreement”) pursuant to which such lenders loaned the Company an aggregate of $2,750,000 to be used for general working capital.  The lenders included entities beneficially owned by our directors, Ken Daraie (which entity loaned us $2,000,000) and W. Andrew Krusen, Jr. (which entities loaned us $250,000), as well as an unrelated third party which loaned the Company $500,000.

Effective May 31, 2013, the Company entered into a Loan Agreement with various lenders (the “May 2013 Loan Agreement” and together with the April 2013 Loan Agreement, the “Loan Agreements”), pursuant to which such lenders loaned the Company an aggregate of $500,000 to be used for general working capital and to pay amounts the Company owed to Nordic Oil USA I, LLLP ("Nordic”).  The lenders were third parties, unaffiliated with the Company, provided that one lender who previously loaned the Company funds in connection with the April 2013 Loan Agreement provided the Company an additional $300,000 loan in connection with the May  2013 Loan Agreement.  The Loan Agreement included substantially similar terms as the April 2013 Loan Agreement and was approved by the prior lenders in the April 2013 Loan Agreement, who also waived their right to be repaid from the proceeds from the loans.

The loans provided pursuant to the Loan Agreements were documented by Promissory Notes (the “Notes”) which accrue interest at the rate of 14% per annum, with such interest payable monthly in arrears (beginning June 1, 2013 in connection with the April 2013 Loan Agreement and July 1, 2013 in connection with the May 2013 Loan Agreement) and are due and payable on October 4, 2013 in connection with the May 2013 Loan Agreement and April 4, 2014 in connection with the May 2013 Loan Agreement.  The Notes can be prepaid at any time without penalty.  In the event any amounts are not paid when due under the Notes and/or in the event any event of default occurs and is continuing under the Notes, the Notes accrue interest at the rate of 17% per annum. The Note holders were each paid their pro rata portion of a commitment fee ($55,000 in connection with the April 2013 Loan Agreement and $15,000 in connection with the May 2013 Loan Agreement) and were each granted their pro rata portion of warrants to purchase 325,000 shares of the Company’s common stock which were evidenced by Common Stock Purchase Warrants (the “Warrants”).

The Warrants have an exercise price of $1.50 per share, a term of five years and cashless exercise rights in the event the shares issuable upon exercise of the Warrants are not registered with the Securities and Exchange Commission.

The Company agreed to comply with certain standard affirmative and negative covenants in connection with the Loan Agreements, including the requirement to continue to have its common stock listed on the NYSE MKT (or any equivalent replacement exchange), and the requirement to continue to comply with the filing requirements of the Securities Exchange Act of 1934, as amended.  The Loan Agreements also include customary events of default for facilities of similar nature and size as the Loan Agreements. Additionally, pursuant to the Loan Agreements, any proceeds received by the Company through any future funding activities or through the sale of oil and gas properties or interests is required to first be applied to the repayment of the Notes.

The repayment of the Notes is secured by a first priority security interest in one hundred (100) barrels of oil per day of net production from the Company’s owned and operated oil and gas properties, and all payments and proceeds associated therewith.

It is our policy that any future material transactions between us and members of management or their affiliates shall be on terms no less favorable than those available from unaffiliated third parties.

Director Independence

During the year ended March 31, 2013, the Board determined that a majority of the Board is independent under the definition of independence and in compliance with the listing standards of the NYSE MKT listing requirements. Based upon these standards, the Board has determined that all of the directors are independent (see "Item 10. Directors, Executive Officers and Corporation Governance").

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Our Audit Committee of the Board of Directors approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Audit Fees

The aggregate fees billed by our independent auditors, GBH CPAs (which were dismissed on October 27, 2011) and our current independent auditors, Hein & Associates LLP (which were engaged on October 31, 2011), for professional  services rendered  for the audit of our annual financial statements included  in our Annual  Reports on Form 10-K for the years ended March 31, 2013 and 2012, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters  ending June 30, September 30, and December 31, 2012 and 2011, were:

	2013	2012
Hein & Associates, LLP	$111,808	$120,000
GBH CPAs, PC	$6,815	$16,500

Audit fees incurred by the Company were pre-approved by the Audit Committee.

Audit Related Fees: None.

Tax Fees: None.

All Other Fees: None.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a) (3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCAS ENERGY, INC.

BY:     /s/ ANTHONY C. SCHNUR
           Anthony C. Schnur
           Chief Executive Officer
           (Principal Executive Officer)

BY:     /s/ WILLIAM J. DALE
           William J. Dale
           Chief Financial Officer
           (Principal Financial and Accounting Officer)

Dated:   June 28, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RYAN J. MORRIS Ryan J. Morris	Chairman	June 28, 2013

/s/ ANTHONY C. SCHNUR Anthony C. Schnur	Chief Executive Officer (Principal Executive Officer)	June 28, 2013

/s/ WILLIAM J. DALE WILLIAM J. DALE	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Accounting Officer)	June 28, 2013

/s/ W. ANDREW KRUSEN W. Andrew Krusen	Director	June 28, 2013

/s/ KEN DARAIE Ken Draie	Director	June 28, 2013
/s/ J. FRED HOFHEINZ J. Fred Hofheinz	Director	June 28, 2013

/s/ FRED S. ZEIDMAN Fred S. Zeidman	Director	June 28, 2013

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Incorporation (Incorporated by reference to the Company Annual Report of Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006 as Exhibit 3.1)

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

3.7	Amended and Restated Bylaws (Adopted December 20, 2012) (Incorporated by reference as Exhibit 3.1 to the Company’s Form 8-K dated December 20, 2012, filed with the SEC on December 21, 2012)

4.1	Form of Series B and C Warrant (Incorporated by reference to the Form 8-K dated December 26, 2010, filed with the SEC on December 27, 2010)

4.2	Form of Officer Stock Option Agreement (Incorporated by reference to the Form 10-K dated March 31, 2011, filed with the SEC on June 29, 2011)

4.3	Form of Director Stock Option Agreement (Incorporated by reference to the Form 10-K dated March 31, 2011, filed with the SEC on June 29, 2011)

4.4
Form of Common Stock Purchase Warrant by and between the Company and each investor dated as of April 16, 2012 (Incorporated by reference to the Company’s Form 8-K dated April 16, 2012, filed with the SEC on April 16, 2012)

4.5
Form of Common Stock Purchase Warrant by and between the Company and each investor dated as of September 11, 2012 (Incorporated by reference as Exhibit 4.1 to the Company’s Form 8-K dated December 20, 2012, filed with the SEC on December 21, 2012)

4.6	Form of Common Stock Purchase Warrant (April 4, 2013 Loan Agreement) (Incorporated by reference as Exhibit 4.1 to the Company’s Form 8-K dated April 4, 2013, filed with the SEC on April 8, 2013)

4.7*	Form of Common Stock Purchase Warrant (May 31, 2013 Loan Agreement)

10.1	Lucas Energy, Inc. 2010 Long Term Incentive Plan (Incorporated by reference to the Form S-8 filed with the SEC on April 23, 2010)

10.2
Lucas Energy, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 4, 2011 (Amendment No. 1))

10.3	Securities Purchase Agreement (Incorporated by reference to the Form 8-K dated December 26, 2010, filed with the SEC on December 27, 2010)

10.4	Form of Amendment, Settlement and Release Agreement (Incorporated by reference to the Form 8-K dated July 18, 2011, filed with the SEC on July 19, 2011)

10.5
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

10.7
Promissory Note – Lucas Energy, Inc. and Nordic Oil USA 1, LLLP (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on November 23, 2011, and incorporated herein by reference)

10.8
Deed of Trust, Security Agreement, Financing Statement and Assignment of Production (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on November 23, 2011, and incorporated herein by reference)

10.9	Purchase Agreement (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on November 23, 2011, and incorporated herein by reference)

10.10
Purchase and Sale Agreement – Lucas Energy, Inc. and Hall Phoenix Energy, LLC (December 29, 2011) (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on January 4, 2012, and incorporated herein by reference)

10.11	Assignment, Conveyance and Bill of Sale (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on January 4, 2012, and incorporated herein by reference)

10.12
Form of Subscription Agreement by and between the Company and each investor in the Company’s April 2012 offering, dated as of April 16, 2012 (Incorporated by reference to the Company’s Form 8-K dated April 16, 2012, filed with the SEC on April 16, 2012)

10.13
Form of Subscription Agreement by and between the Company and each investor dated as of September 11, 2012 (Incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K dated September 10, 2012, filed with the SEC on September 11, 2012)

10.14	April 4, 2013 Loan Agreement (Incorporated by reference as Exhibit 10.2 to the Company’s Form 8-K dated April 4, 2013, filed with the SEC on April 8, 2013)

10.15	Form of Promissory Note (April 4, 2013 Loan Agreement) (Incorporated by reference as Exhibit 10.3 to the Company’s Form 8-K dated April 4, 2013, filed with the SEC on April 8, 2013)

10.16*	May 31, 2013 Loan Agreement

10.17*	Form of Promissory Note (May 31, 2013 Loan Agreement)

10.18
Amended and Restated Employment Agreement with Anthony C. Schnur (December 20, 2012) (Incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K dated December 20, 2012, filed with the SEC on December 21, 2012)

10.19	April 4, 2013 Employment Agreement with William J. Dale (Incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K dated April 4, 2013, filed with the SEC on April 8, 2013)

14.1	Code of Ethics (Incorporated by reference to the Company Annual Report on Form 10-K/A, Amendment No. 1, for the fiscal year ended March 31, 2009 filed with the SEC on July 29, 2009)

23.1*	Consent of Hein & Associates LLP

23.2*	Consent of Forrest A. Garb & Associates, Inc.

21.1*	Subsidiaries

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer.

31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer.

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer.

32.2**	Section 906 Certification of Periodic Report of Principal Financial Officer.

99.1*	Report of Forrest A. Garb & Associates, Inc.

99.2*	Charter Of The Nominating And Corporate Governance Committee

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Schema Document.

***101.CAL	XBRL Calculation Linkbase Document.

***101.LAB	XBRL Label Linkbase Document.

***101.PRE	XBRL Presentation Linkbase Document.

* Exhibits filed herewith.

** Exhibits furnished herewith.

*** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Balance Sheets –March 31, 2013 and 2012, (ii) the Consolidated Statements of Operations - Year Ended March 31, 2013 and 2012, (iii) Consolidated Statements of Stockholders’ Equity – March 31, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows - Year Ended March 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.