Form 10-Q
period 2013-06-30
LUCAS ENERGY, INC.
filed 2013-08-14
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	26,919,417 (as of August 13, 2013)

LUCAS ENERGY, INC.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4.	Controls and Procedures	22

SIGNATURE	25
EXHIBIT INDEX	26

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2013	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$347,519	$450,691
Accounts Receivable	729,437	832,801
Inventories	115,951	64,630
Other Current Assets	254,931	337,860
Total Current Assets	1,447,838	1,685,982

Property and Equipment
Oil and Gas Properties (Full Cost Method)	45,223,832	44,709,800
Other Property and Equipment	526,162	552,154
Total Property and Equipment	45,749,994	45,261,954
Accumulated Depletion, Depreciation and Amortization	(9,750,176)	(9,204,649)
Total Property and Equipment, Net	35,999,818	36,057,305
Other Assets	42,191	-
Total Assets	$37,489,847	$37,743,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$3,242,270	$3,696,848
Common Stock Payable	11,252	17,502
Accrued Expenses	364,262	501,809
Advances From Working Interest Owners	-	1,384,085
Asset Retirement Obligation, current	-	73,621
Notes Payable	3,281,796	875,000
Total Current Liabilities	6,899,580	6,548,865

Asset Retirement Obligation	895,406	851,873
Commitments and Contingencies (see Note 10)

Stockholders' Equity
Preferred Stock Series A, 2,000 Shares Authorized of
$0.001 Par, 2,000 Shares Issued and Outstanding	3,095,600	3,095,600
Common Stock, 100,000,000 Shares Authorized of $0.001 Par,
26,771,132 Shares Issued and 26,734,232 Outstanding Shares
at June 30, 2013 and 26,751,407 Issued and 26,714,507
Outstanding Shares at March 31, 2013, respectively	26,771	26,751
Additional Paid in Capital	49,267,545	48,970,509
Accumulated Deficit	(22,645,896)	(21,701,152)
Common Stock Held in Treasury, 36,900 Shares, at Cost	(49,159)	(49,159)
Total Stockholders' Equity	29,694,861	30,342,549

Total Liabilities and Stockholders' Equity	$37,489,847	$37,743,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2013	2012
Operating Revenues
Crude Oil	$1,482,438	$1,712,951
Natural Gas	-	4,854
Total Revenues	$1,482,438	$1,717,805
Operating Expenses
Lease Operating Expenses	465,738	929,755
Severance and Property Taxes	80,666	93,179
Depreciation, Depletion,
Amortization, and Accretion	600,677	821,791
General and Administrative	1,097,632	1,448,219
Total Expenses	2,244,713	3,292,944

Operating Loss	$(762,275)	$(1,575,139)

Other Expense (Income)
Interest Expense	198,262	341,169
Other Expense (Income), Net	(15,793)	(9,136)
Total Other Expenses	182,469	332,033

Net Loss	$(944,744)	$(1,907,172)

Net Loss Per Share
Basic and Diluted	$(0.04)	$(0.09)
Weighted Average Shares Outstanding
Basic and Diluted	26,765,675	22,141,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
	Three Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities
Net Loss	$(944,744)	$(1,907,172)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	600,677	821,791
Share-Based Compensation	126,305	97,748
Amortization of Discount on Notes	71,297	-
Amortization of Deferred Financing Costs	27,809	-
Settlement of Debt	(44,287)	-
Changes in Components of Working Capital and Other Assets
Accounts Receivable	103,364	664,670
Inventories	(51,321)	-
Prepaid Expenses and Other Current Assets	82,929	6,233
Accounts Payable, Accrued Expenses and Interest Payable	(163,311)	(3,270,597)
Advances from Working Interest Owners	(1,384,085)	399,341
Net Cash Used in Operating Activities	(1,575,367)	(3,187,986)

Investing Cash Flows
Additions of Oil and Gas Properties	(983,797)	(2,379,303)
Additions of Other Property and Equipment	(6,508)	(15,139)
Proceeds from Sale of Other Property and Equipment	32,500	-
Payments Received on Notes Receivable	-	9,753
Net Cash Used in Investing Activities	(957,805)	(2,384,689)

Financing Cash Flows
Net Proceeds from Exercises of Warrants	-	5,618,627
Proceeds from Issuance of Notes Payable	3,250,000	-
Deferred Financing Costs	(70,000)	-
Repayment of Borrowings	(750,000)	(50,543)
Net Cash Provided by Financing Activities	2,430,000	5,568,084

Decrease in Cash and Cash Equivalents	(103,172)	(4,591)
Cash and Cash Equivalents at Beginning of the Period	450,691	683,979
Cash and Cash Equivalents at End of the Period	$347,519	$679,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 - GENERAL

History of the Company. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006.

The accompanying unaudited interim condensed consolidated financial statements of Lucas Energy, Inc., together with its subsidiary (collectively, "Lucas" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lucas's annual report filed with the SEC on Form 10-K for the year ended March 31, 2013.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the condensed consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2013 as reported in Form 10-K have been omitted.

The Company's fiscal year ends on the last day of March of the calendar year.  The Company refers to the twelve-month periods ended March 31, 2014 and 2013 as its 2014 and 2013 fiscal years, respectively.

Certain reclassifications of prior year balances have been made to conform such amounts to current year classifications.  These reclassifications have no impact on net income.

NOTE 2 – LIQUIDITY

At June 30, 2013, the Company’s Total Current Liabilities of $6.9 million exceeded its Total Current Assets of $1.4 million, resulting in a working capital deficit of $5.5 million.  At March 31, 2013, the Company’s total current liabilities of $6.5 million exceeded its total current assets of $1.7 million, resulting in a working capital deficit of $4.8 million.

On August 13, 2013, the Company secured a long-term Loan for $7.5 million (as described in Note 13).  In order to address the Company's current working capital deficit, a portion of the funds raised in connection with the Loan were used to repay the $3.25 million in outstanding current Notes issued in April and May 2013 (as described in Note 6) as well as outstanding payables.

The Company believes its undeveloped acreage and ability to access the capital markets in both equity and debt provides a sufficient means to conduct its current operations, meet its contractual obligations and undertake a forward outlook on future development of its current fields.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its 2013 Annual Report.  There have been no changes to the Company’s significant accounting policies since March 31, 2013.

NOTE 4 – PROPERTY AND EQUIPMENT

Oil and Gas Properties

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.  Properties not subject to amortization consist of acquisition, exploration and development costs, which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization.  Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $35.87 per barrel of oil equivalent (“BOE”) for the three months ended June 30, 2013, and was $40.93 per BOE for the three months ended June 30, 2012.

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of June 30, 2013, no impairment of oil and gas properties was indicated.

All of Lucas's oil and gas properties are located in the United States.  Below are the components of Lucas's oil and gas properties recorded at:

	June 30,	March 31,
	2013	2013
Proved leasehold costs	$10,262,729	$10,002,828
Costs of wells and development	34,215,906	33,961,775
Capitalized asset retirement costs	745,197	745,197
Total oil and gas properties	45,223,832	44,709,800
Accumulated depreciation and depletion	(9,608,399)	(9,077,997)
Net capitalized costs	$35,615,433	$35,631,803

The following table sets forth the changes in the total cost of oil and gas properties during the three months ended June 30, 2013:

Balance at beginning of period - March 31, 2013	$44,709,800
Acquisition of oil and gas interests using
Cash	69,623
Tangible and intangible drilling costs
and title related expenses	444,409
Balance at end of period - June 30, 2013	$45,223,832

Other Property and Equipment

On March 21, 2013, Lucas entered into an agreement to sell its Gonzales County, Texas office building for $325,000.  A non-reimbursable down payment of $32,500 was paid on June 26, 2013, resulting in the carrying amount of the building to be reduced by the down payment amount.  As of June 30, 2013, the building was recognized in Other Property and Equipment for $292,500.  The final payment on the building is due September 22, 2013.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the retirement of oil and gas property and equipment for the three-month period ended June 30, 2013.  Lucas does not have short-term asset retirement obligations as of June 30, 2013.

Carrying amount at beginning of period - March 31, 2013	$925,494
Liabilities settled	(52,072)
Accretion	21,984
Carrying amount at end of period - June 30, 2013	$895,406

NOTE 6 – NOTE PAYABLE

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

Effective May 31, 2013, the Company entered into a Loan Agreement with various lenders (the “May 2013 Loan Agreement” and together with the April 2013 Loan Agreement, the “Loan Agreements”), pursuant to which such lenders loaned the Company an aggregate of $500,000 to be used for general working capital and to pay amounts the Company owed to Nordic.  The lenders were third parties, unaffiliated with the Company, provided that one lender who previously loaned the Company funds in connection with the April 2013 Loan Agreement provided the Company an additional $300,000 loan in connection with the May 2013 Loan Agreement.  The Loan Agreement included substantially similar terms as the April 2013 Loan Agreement and was approved by the prior lenders in the April 2013 Loan Agreement, who also waived their right to be repaid from the proceeds from the loans.

The loans provided pursuant to the Loan Agreements were documented by Promissory Notes (the “Notes”) which accrue interest at the rate of 14% per annum, with such interest payable monthly in arrears (beginning June 1, 2013 in connection with the April 2013 Loan Agreement and July 1, 2013 in connection with the May 2013 Loan Agreement) and are due and payable on October 4, 2013 in connection with the April 2013 Loan Agreement and April 4, 2014 in connection with the May 2013 Loan Agreement.  The Notes can be prepaid at any time without penalty.  In the event any amounts are not paid when due under the Notes and/or in the event any event of default occurs and is continuing under the Notes, the Notes accrue interest at the rate of 17% per annum. The Note holders were each paid their pro rata portion of a commitment fee ($55,000 in connection with the April 2013 Loan Agreement and $15,000 in connection with the May 2013 Loan Agreement) and were each granted their pro rata portion of warrants to purchase 325,000 shares of the Company’s common stock which were evidenced by Common Stock Purchase Warrants (the “Warrants”).  The Warrants have an exercise price of $1.50 per share and a term of five years from the grant date.

The Company accounts for the Warrant valuation in accordance with ASC 470-20, Debt with Conversion and Other Options.  The Company records the fair value of Warrants issued in connection with those instruments.  The fair value of the 275,000 April 2013 Warrants was recorded as a $137,118 debt discount and is being amortized through non-cash interest expense using the effective interest method over the term of the debt. Amortization of this debt discount was $68,559 during the three months ended June 30, 2013.  The fair value of the 50,000 May 2013 Warrants was recorded as a $27,383 debt discount and is being amortized through non-cash interest expense using the effective interest method over the term of the debt. Amortization of this debt discount was $2,738 during the three months ended June 30, 2013.

As of June 30, 2013, Lucas has paid $93,042 in cash interest on the April 2013 Notes and $5,833 in cash interest on the May 2013 Notes.  Lucas also has recognized amortization expenses totaling $27,809 in relation to deferred financing costs for both Notes, reducing the deferred financing costs asset base to $42,191.

On March 29, 2013, and effective March 31, 2013, Lucas entered into a Settlement and Release Agreement with Nordic Oil USA I, LLLP (“Nordic”), pursuant to which the parties agreed to settle and terminate a prior Purchase and Sale Agreement.  Lucas agreed to pay Nordic an aggregate of $1,125,000, of which $1,000,000 has been paid to date.  The remaining $125,000 is due on or before September 30, 2013.

NOTE 7 – STOCKHOLDERS' EQUITY

Preferred Stock

As of June 30, 2013, Lucas had 2,000 shares of Series A Convertible Preferred Stock issued and outstanding.  The shares of preferred stock were issued for property acquisitions and were recorded at the fair value of the shares on the date of issuance.  Each share of the Series A Convertible Preferred Stock is convertible into 1,000 shares of the Company’s common stock and has no liquidation preference and no maturity date.  Additionally, the conversion rate of the Series A Convertible Preferred Stock adjusts automatically in connection with and in proportion to any dividends payable by the Company in common stock.

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

Common Stock

The following summarizes Lucas's common stock activity during the three-month period ended June 30, 2013:

		Common Shares
		Issued
	Amount	Per Share	Shares	Treasury	Outstanding
Balance at March 31, 2013			26,751,407	(36,900)	26,714,507
Share-Based Compensation	$25,256	$1.28	19,725	-	19,725
Balance at June 30, 2013			26,771,132	(36,900)	26,734,232

See Note 9 – Share-Based Compensation for information on common stock activity related to Share-Based Compensation, including shares granted to the board of directors, officers, employees and consultants.

Warrants

During the three months ended June 30, 2013, no warrants were exercised or cancelled.  As discussed above, the Company granted 325,000 warrants with an exercise price of $1.50 per share and a term of five years in conjunction with the issuance of the April 2013 and May 2013 Notes.  Per ASC Topics 480-10-25 and 815-40, the warrants are indexed to the Company’s stock and treated as an equity instrument since the exercise price and shares are known and fixed at the date of issuance, and no other clause in the agreement requires the warrants to be treated as a liability.

The following is a summary of the Company's outstanding warrants at June 30, 2013:

Warrants		Exercise	Expiration	Intrinsic Value
Outstanding		Price ($)	Date	at June 30, 2013
200,000	(1)	2.00	September 12, 2013	$-
150,630	(2)	2.98	July 4, 2014	-
2,510,506	(3)	2.86	July 4, 2016	-
1,032,500	(4)	2.30	October 18, 2017	-
275,000	(5)	1.50	April 4, 2018	-
50,000	(6)	1.50	May 31, 2018	-
4,218,636				$-

(1)
Warrants granted in connection with the sale of units in the Company’s unit offering in September 2012.  The warrants were exercisable on the grant date (September 12, 2012) and remain exercisable until September 12, 2013.

(2)
Placement agent warrants granted in connection with the sale of units in the Company's unit offering in December 2010. The warrants became exercisable on July 4, 2011 and will remain exercisable thereafter until July 4, 2014.

(3)
Series B Warrants issued in connection with the sale of units in the Company’s unit offering in December 2010. The Series B Warrants became exercisable on July 4, 2011 and will remain exercisable thereafter until July 4, 2016.

(4)
Warrants issued in connection with the sale of units in the Company’s unit offering in April 2012. The warrants became exercisable on October 18, 2012, and will remain exercisable thereafter until October 18, 2017.

(5)	Warrants issued in connection with the issuance of the April 2013 Notes. The warrants were exercisable on the grant date (April 4, 2013) and remain exercisable until April 4, 2018.
(6)	Warrants issued in connection with the issuance of the May 2013 Notes. The warrants were exercisable on the grant date (May 31, 2013) and remain exercisable until May 31, 2018.

NOTE 8 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2014 fiscal year and consequently, recorded no provision or benefit for income taxes for the three months ended June 30, 2013.

NOTE 9 – SHARE-BASED COMPENSATION

In accordance with the provisions of ASC Topic 718, Lucas measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Common Stock

Lucas awarded 19,725 shares of its common stock with an aggregate grant date fair value of $25,256 during the three-month period ended June 30, 2013, which were valued based on the trading value of Lucas’s common stock on the date of grant.  The shares were awarded according to the employment agreements with certain officers and other managerial personnel.

Stock Options

Of the Company’s outstanding options, 100,800 expired, were exercised, or forfeited during the three months ended June 30, 2013.

The following table sets forth stock option activity for the three-month periods ended June 30, 2013 and 2012:

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock Options	Grant Price	Stock Options	Grant Price
Outstanding at March 31	819,668	$1.55	456,000	$2.88
Granted	125,000	1.33	-	-
Expired/Cancelled	(100,800)	1.63	-	-
Outstanding at June 30	843,868	$1.50	456,000	$2.88

Lucas granted stock options to purchase shares of common stock during the quarter ended June 30, 2013 to an officer as employee based compensation. Effective April 1, 2013, the officer was granted stock options to purchase 125,000 shares of common stock with a fair value of $66,635 to be amortized and recognized as compensation expenses over the service period.  Of the 125,000 options granted to the officer, 75,000 will vest on the one year anniversary of the grant date and the remaining 50,000 will vest on the two year anniversary of the grant date and have a five year exercise period.  The exercise price for the options equaled the closing price of the Company stock on March 28, 2013.  All issuances were valued at fair value on the date of grant based on the market value of Lucas’s common stock using the Black Scholes option pricing model.

During the quarter ended June 30, 2013, 100,800 options were cancelled due to employee terminations.

Compensation expense related to stock options during the three-month period ended June 30, 2013 and June 30, 2012 was $107,298 and $50,900, respectively.

Options outstanding and exercisable at June 30, 2013 and June 30, 2012 had an intrinsic value of $30,434 and $0, respectively.  The intrinsic value is based upon the difference between the market price of Lucas’s common stock on the date of exercise and the grant price of the stock options.

The following tabulation summarizes the remaining terms of the options outstanding:

Exercise	Remaining	Options	Options
Price ($)	Life (Yrs)	Outstanding	Exercisable
1.15	1.50	216,668	116,668
1.33	1.80	125,000	-
2.07	2.30	72,000	72,000
1.63	4.30	105,200	-
1.74	4.30	150,000	50,000
1.61	4.50	50,000	-
1.58	4.60	125,000	75,000
	Total	843,868	313,668

As of June 30, 2013, total unrecognized stock-based compensation expense related to all non-vested stock options was $376,021, which is being recognized over a weighted average period of approximately 2.2 years.

In prior periods, the shareholders of the Company approved the Company's 2012 and 2010 Stock Incentive Plans (the Plans).  The Plans are intended to secure for the Company the benefits arising from ownership of the Company's common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company's future growth. The Plans provide an opportunity for any employee, officer, director or consultant of the Company to receive incentive stock options (to eligible employees only), nonqualified stock options, restricted stock, stock awards and shares in performance of services. There were 715,833 shares available for issuance under the Plans as of June 30, 2013.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

•	To assign certain properties to Nordic (free of certain liens and encumbrances), together with any rights in the Interests owned by any current or former officers or directors of Lucas; and

•	To complete certain field work on the properties at Lucas’s sole expense, which has been performed and has an immaterial effect.

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

NOTE 11 – POSTRETIREMENT BENEFITS

Lucas maintains a matched defined contribution savings plan for its employees.  During the three-month periods ended June 30, 2013 and 2012, Lucas's total costs recognized for the savings plan were $5,178 and $8,600, respectively.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the three-month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012
Interest	$99,157	$341,169
Income taxes	-	-

Non-cash investing and financing activities for the three-month periods ended June 30, 2013 and 2012 included the following:

	Three Months Ended June 30,
	2013	2012

Increase in asset retirement obligations	$-	$81,000
Net assumption of note payable
in acquisition of oil and gas properties	-	450,000
Discount on Notes	164,501	-

NOTE 13 – SUBSEQUENT EVENTS

Effective on August 13, 2013, Lucas entered into a Letter Loan Agreement with Louise H. Rogers (the “Letter Loan”).  In connection with the Letter Loan and a Promissory Note entered into in connection therewith, Ms. Rogers loaned the Company $7.5 million (the “Loan”).  The Loan accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default), can be prepaid by Lucas at any time without penalty after November 13, 2013 and is due and payable on August 13, 2015, provided that interest only payments are due on the Loan during the first six months of the term (which have been escrowed by Lucas) and beginning on March 13, 2014, Lucas is required to make monthly amortization principal payments of equivalent to the sum of fifty-percent of the Loan during months seven through twenty-four of the term.  Lucas is also required to make mandatory prepayments of the loan in the event the collateral securing the Loan does not meet certain thresholds and coverage ratios.  The repayment of the Loan is secured by a security interest in substantially all of Lucas’s assets which was evidenced by a Security Agreement and a Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing. Lucas agreed to pay a $15,000 quarterly administrative fee in connection with the Loan and grant the administrator a warrant to purchase up to 279,851 shares of Lucas’ common stock at an exercise price of $1.35 per share.  A portion of the funds raised in connection with the Loan were used to repay the $3.25 million in outstanding Notes issued in April and May 2013 (as described in Note 6).

On July 17, 2013, Meson Capital Partners LP, an affiliate of Ryan J. Morris, our Chairman, purchased 185,185 restricted shares of common stock directly from the Company in a private transaction for consideration of $250,000 or $1.35 per share ($0.01 above the closing sales price of the Company’s common stock on July 17, 2013).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements are generally located in the material set forth below under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well.  For a more detailed description of the risks and uncertainties involved, the following discussion and analysis should be read in conjunction with management’s discussion and analysis contained in Lucas’ Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (the “2013 Annual Report”) and related discussion of our business and properties contained therein.

These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements which include, among others:

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

Overview

Lucas Energy, Inc., a Nevada corporation, is an independent oil and natural gas company based in Houston, Texas (herein the “Company”, “Lucas”, “Lucas Energy” or “we”).  We are engaged in the acquisition and development of crude oil and natural gas from various known productive geological formations, including the Austin Chalk, Eagle Ford and Buda formations, primarily in Gonzales, Wilson and Karnes counties south of the city of San Antonio; and the Eaglebine, Buda, and Glen Rose formations in Leon and Madison counties north of the city of Houston, Texas.  Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006.  Our goal is to acquire, develop, and produce crude oil and natural gas from areas located in, or near, established oil fields that can provide long-term growth and sustainability for the Company.

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

Our website address is http://www.lucasenergy.com. Our fiscal year ends on the last day of March of each year.  The information on, or that may be accessed through, our website is not incorporated by reference into this report and should not be considered a part of this report.  We refer to the twelve-month periods ended March 31, 2014 and March 31, 2013 as our 2014 Fiscal Year and 2013 Fiscal Year, respectively.

At June 30, 2013, the Company had leasehold interests (working interests) in approximately 19,100 gross acres, or 15,155 net acres.  The Company’s total net developed and undeveloped acreage as measured from the surface to the base of the Austin Chalk formation was approximately 12,042 net acres.  In deeper formations, the Company has approximately 3,855 net acres in the Eagle Ford oil window and 3,036 net acres in the Eaglebine, Buda and Glen Rose oil bearing formations.

At the end of June 2013, Lucas was producing approximately 180 net barrels of oil equivalent per day (BOEPD) from 59 active well bores, of which 18 wells accounted for more than 80% of our production.  The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well.  An affiliate of Marathon Oil Corporation operates the only two Eagle Ford horizontal wells in our Gonzales leases, of which we have a 15% working interest on each well.  Our production sales totaled 14,788 barrels of oil equivalent, net to our interest, for the quarter ended June 30, 2013.

At March 31, 2013, Lucas Energy's total estimated net proved reserves were 5.6 million barrels of oil equivalent (BOE), of which 5.1 million barrels (BBLs) were crude oil reserves, and 2.6 billion cubic feet (BCF) were natural gas reserves (see Supplemental Information to Consolidated Financial Statements).  As of June 30, 2013, Lucas employed 13 full-time employees.  We also utilized over six contractors on an "as-needed" basis to carry out various functions of the Company, including but not limited to field operations, land administration, corporate activity and information technology maintenance.

Industry Segments

Lucas Energy's operations are all crude oil and natural gas exploration and production related.

Operations and Oil and Gas Properties

We operate in known productive areas in order to decrease geological risk.  Our holdings are located in an increased area of current industry activity in Gonzales, Wilson, Karnes, Atascosa, Leon and Madison counties in Texas.  We concentrate on three vertically adjoining formations in Gonzales, Wilson and Karnes counties: the Austin Chalk, Eagle Ford and Buda formations, listed in the order of increasing depth measuring from land surface. The recent development of the Eagle Ford as a high potential producing zone has heightened industry interest and success.  Lucas Energy’s acreage position is in the oil window of the Eagle Ford trend and has amassed over 12,000 gross acres in the Gonzales and Wilson County, Texas area.

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

Eagle Ford

On Lucas’s leases, the Eagle Ford is a porous limestone with organic shale matter.  The Eagle Ford formation directly underlies the Austin Chalk formation and is believed to be the primary source of oil and gas produced from the Austin Chalk. Reservoir thickness in the area of the Company’s leases varies from approximately 60 feet to 80 feet.

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

Eaglebine

The Eaglebine is so named because the Eagle Ford formation overlies the Woodbine formation. This is a continuation of the Eagle Ford trend that is productive from south Texas to the northeast of Houston, Texas.  The Woodbine formation is best known as the prolific reservoir in the famous East Texas Oil Field. There has been increased interest and activity in the Eaglebine formation in the Leon, Houston, and Madison county areas.  There is established production from horizontal and vertical wells to the east and south of Lucas’s holdings and numerous permits for horizontal wells have been filed for additional exploratory and development drilling.

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

Experienced management team with proven acquisition, operating and financing capabilities.  We benefit from having an experienced management team with proven acquisition, operating and financing capabilities. Mr. Anthony Schnur, our Chief Executive Officer, has over twenty years of extensive oil and gas and financial management experience.  He has developed strategic business plans, raised debt and equity capital, and provided asset management, cash flow forecasts, transaction modeling and development planning for both start-ups and special situations.  On three separate occasions Mr. Schnur has been asked to lead work-out/turn-around initiatives in the E&P space.  He is complemented by Mr. William J. Dale, our Chief Financial Officer, who has 17 years of oil and gas industry financial experience across corporate finance, treasury, strategic planning, and financial reporting, planning and analysis functions both at large global corporations as well as small, entrepreneurial oil and gas companies. He has dual Bachelor degrees in Accounting and Finance, an MBA from the University of Houston and is also a Texas Certified Public Accountant.  Functionally he crosses disciplinary lines from finance-planning-execution to operations assessment and acquisition evaluation and due diligence.  Further, the Company has attracted new talent in its operations, reservoir analysis, land and accounting functions and it believes it has brought together a professional and dedicated team to deliver value to Lucas shareholders.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three-month periods ended June 30, 2013 and 2012 should be read in conjunction with the condensed consolidated financial statements of Lucas Energy and notes thereto included in this Quarterly Report on Form 10-Q.  As used below, the abbreviations "Bbls" stands for barrels, "NGL" stands for natural gas liquids, "Mcf" for thousand cubic feet and "Boe" for barrels of oil equivalent on the basis of six Mcf per barrel.  The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012

We reported a net loss for the three months ended June 30, 2013 of $944,744, or $0.04 per share. For the same period a year ago, we reported a net loss of $1.9 million, or $0.09 per share. Our net loss decreased by $1.0 million primarily due to a decrease in general and administrative (G&A) and lease operating expenses (LOE) expenses of $0.8 million and a decrease in depreciation, depletion, amortization and accretion of $0.2 million.

The following table sets forth the operating results and production data for the three-month periods ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	14,788	19,077	(4,289)	(23%)
Natural Gas & NGL (Mcf)	-	1,463	(1,463)	(100%)
Total (Boe)	14,788	19,321	(4,533)	(24%)

Crude Oil (Bbls per day)	163	210	(47)	(22%)
Natural Gas (Mcf per day)	-	16	(16)	(100%)
Total (Boe per day)	163	213	(50)	(24%)

Average Sale Price:
Crude Oil ($/Bbl)	$100.25	$89.79	$10.46	12%
Natural Gas ($/Mcf)	$-	$3.32	$(3.32)	(100%)

Net Operating Revenues:
Crude Oil	$1,482,438	$1,712,951	$(230,513)	(14%)
Natural Gas & NGL	-	4,854	(4,854)	(100%)
Total Revenues	$1,482,438	$1,717,805	$(235,367)	(14%)

Oil and Gas Revenues

Total crude oil and natural gas revenues for the three months ended June 30, 2013 decreased $0.2 million, or 14%, to $1.5 million from $1.7 million for the same period a year ago due primarily to an unfavorable crude oil volume variance of $0.4 million offset by a favorable crude oil price variance of $0.2 million. The production decline is primarily related to the Company having a reduced property base due to the assignment of certain Company properties to Nordic per the Settlement Agreement just prior to year end (see Note 10 - Commitments and Contingencies in the attached financial statements).

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended June,
	2013	2012	Increase (Decrease)	%Increase (Decrease)
Direct lease operating expense	$286,538	$490,484	$(203,946)	(42%)
Workovers expense	144,017	384,992	(240,975)	(63%)
Other	35,183	54,279	(19,096)	(35%)
Total Lease Operating Expenses	$465,738	$929,755	$(464,017)	(50%)
Severance and Property Taxes	80,666	93,179	(12,513)	(13%)
Depreciation, Depletion,
Amortization and Accretion	600,677	821,791	(221,114)	(27%)

General and Administrative (G&A)	$971,327	$1,350,471	$(379,144)	(28%)
Share-Based Compensation	126,305	97,748	28,557	29%
Total G&A Expense	$1,097,632	$1,448,219	$(350,587)	(24%)

Interest Expense	198,262	341,169	(142,907)	(42%)
Other Expense (Income), Net	(15,793)	(9,136)	(6,657)	73%

Lease Operating Expenses

Lease operating expenses decreased $0.5 million for the current quarter as compared to the prior year period principally due to an over 50% decline in direct lease operating and workovers expenses from the Company’s expanding effort to improve operating efficiencies.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased $0.2 million primarily due to a decrease in production of 4,533 Boe compared to the previous period.  The unit DD&A rate per Boe also decreased from $40.93 to $35.87 for the three months ended June 30, 2013 compared to June 30, 2012.

General and Administrative Expenses

G&A decreased by $0.3 million primarily due to the Company’s overall focus in improving the efficiency of the daily operating activities within the Company as well as less consulting, contracting and outsourcing expenses.

Interest Expense

Interest expense for the three months ended June 30, 2013 consisted of interest payments of approximately $0.2 million made in relation to the Notes issued in April 2013 and May 2013.  When compared to the same period a year ago, which primarily related to incurred interest expense of approximately $0.3 million on the Nordic note, there is an approximate decrease of $0.1 million.

Other Expense (Income), Net

        Other Expense (Income) for the three months ended June 30, 2013, primarily consisted of $30,000 in financing fees offset by $44,000 in discounts from accounts payable settlements and $1,500 in office space rental income from our Gonzales County office.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of cash for Lucas during three months ended June 30, 2013 were funds generated from sales of crude oil and natural gas and borrowings.  The primary uses of cash were funds used in operations and repayment of other borrowings.

Working Capital

At June 30, 2013, the Company’s total current liabilities of $6.9 million exceeded its total current assets of $1.4 million for a working capital deficit of $5.5 million.  At March 31, 2013, the Company’s total current liabilities of $6.5 million exceeded its total current assets of $1.7 million, resulting in a working capital deficit of $4.8 million.

On August 13, 2013, the Company secured a long-term Loan for $7.5 million (as described in Note 13).  In order to address the Company’s current working capital deficit, a portion of the funds raised in connection with the Loan were used to repay the $3.25 million in outstanding current Notes issued in April and May 2013 (as described in Note 6) as well as outstanding payables.

The Company believes its undeveloped acreage and ability to access the capital markets in both equity and debt provides a sufficient means to conduct its current operations, meet its contractual obligations and undertake a forward outlook on future development of its current fields.

Cash Flows

	Three Months Ended June 30,
	2013	2012
Cash flows used in operating activities	(1,575,367)	(3,187,986)
Cash flows used in investing activities	(957,805)	(2,384,689)
Cash flows provided by financing activities	2,430,000	5,568,084
Net decrease in cash and cash equivalents	(103,172)	(4,591)

Net cash used in operating activities was approximately $1.6 million for the three months ended June 30, 2013 as compared to $3.2 million for the same period a year ago.  The decrease in net cash used in operating activities of $1.6 million was due primarily to a $1.0 million reduction of net loss and the paying down of all the outstanding advances to working interest owners via the settlement of the Seidler lawsuit (see Note 10 – Commitments and Contingencies in the attached financial statements).

Net cash used in investing activities was approximately $1.0 million for the three months ended June 30, 2013 as compared to net cash used in investing activities of $2.4 million for the same period a year ago.  The decrease in net cash used in investing activities was primarily due to a $1.4 million reduction of additions to oil and gas properties.

The decrease in net cash provided by financing activities of $3.2 million for the three months ended June 30, 2013 was primarily due to $5.6 million of additional proceeds from the exercises of warrants in the prior period compared to the issuance of $3.25 million in notes payable (described below) offset by $0.8 million in repayment on the note payable to Nordic (see Note 10 – Commitments and Contingencies in the attached financial statements).

Financing

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

Effective May 31, 2013, the Company entered into a Loan Agreement with various lenders (the “May 2013 Loan Agreement” and together with the April 2013 Loan Agreement, the “Loan Agreements”), pursuant to which such lenders loaned the Company an aggregate of $500,000 to be used for general working capital and to pay amounts the Company owed to Nordic Oil USA I, LLLP ("Nordic”).  The lenders were third parties, unaffiliated with the Company, provided that one lender who previously loaned the Company funds in connection with the April 2013 Loan Agreement provided the Company an additional $300,000 loan in connection with the May 2013 Loan Agreement.  The May 2013 Loan Agreement included substantially similar terms as the April 2013 Loan Agreement and was approved by the prior lenders, who also waived their right to be repaid from the proceeds from the loans.

The loans provided pursuant to the Loan Agreements were documented by Promissory Notes (the “Notes”) which accrue interest at the rate of 14% per annum, with such interest payable monthly in arrears (beginning June 1, 2013 in connection with the April 2013 Loan Agreement and July 1, 2013 in connection with the May 2013 Loan Agreement) and are due and payable on October 4, 2013 in connection with the April 2013 Loan Agreement and April 4, 2014 in connection with the May 2013 Loan Agreement.  The Notes can be prepaid at any time without penalty.  In the event any amounts are not paid when due under the Notes and/or in the event any event of default occurs and is continuing under the Notes, the Notes accrue interest at the rate of 17% per annum. The Note holders were each paid their pro rata portion of a commitment fee ($55,000 in connection with the April 2013 Loan Agreement and $15,000 in connection with the May 2013 Loan Agreement) and were each granted their pro rata portion of warrants to purchase 325,000 shares of the Company’s common stock which were evidenced by Common Stock Purchase Warrants (the “Warrants”).

On July 17, 2013, Meson Capital Partners LP (which is indirectly beneficially owned by our Chairman, Ryan J. Morris), purchased 185,185 restricted shares of our common stock in a private transaction for consideration of $250,000 or $1.35 per share ($0.01 above the closing sales price of our common stock on July 17, 2013).

Lucas plans to continue to focus a substantial portion of its capital expenditures in various known prolific and productive geological formations, including the Austin Chalk, Eagle Ford and Buda formations, primarily in Gonzales, Wilson, and Karnes counties south of the city of San Antonio, Texas and in the Eaglebine, Buda, and Glen Rose formations in Madison and Leon counties north of the city of Houston, Texas.  Lucas expects capital expenditures to be greater than cash flow from operating activities for the 2014 fiscal year.  To cover the anticipated shortfall, our business plan includes establishing a reserve-based line of credit, initiate bank or private borrowings, and/or issue equity or debt offerings.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We do not engage in commodity price hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Lucas is periodically named in legal actions arising from normal business activities. Lucas evaluates the merits of these actions and, if it determines that an unfavorable outcome is probable and can be reasonably estimated, Lucas will establish the necessary reserves. Described below is information in regards to three proceedings which did not arise from Lucas’s normal business activities and which Lucas believes are material to the Company:

The Company filed a lawsuit against the holder of the Company’s 2,000 outstanding shares of Series A Convertible Preferred Stock in the District Court of Harris County, Texas, on May 9, 2013, seeking a declaratory judgment that the 2,000 shares of Series A Convertible Preferred Stock should be cancelled, injunctive relief prohibiting the holder from selling or transferring the Series A Convertible Preferred Stock, and attorney’s fees.  The defendant has filed an answer denying our claims and alleging certain affirmative defenses.  The parties are currently in the discovery phase of the litigation, and the outcome of the litigation matter cannot be determined at this time with any reasonable certainty.

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

On October 5, 2012, Knight Capital Americas LLC (as successor in interest to Knight Capital America, L.P. (“Knight”)), filed suit against the Company in the Supreme Court of the State of New York, County of New York (Index No. 157012/2012).  The Company previously engaged Knight as a broker/dealer in connection with a proposed fund raise.  The suit alleged causes of actions for breach of contract, unjust enrichment, breach of implied covenants, tortious interference and seeks declaratory relief in connection with the Company allegedly failing to pay Knight fees in connection with its right of first refusal to provide broker/dealer services in connection with a subsequently completed fund raise undertaken by the Company.  The Company is in the process of attempting to negotiate a settlement with Knight, provided that there can be no assurance that a settlement will be reached or if reached will be on favorable terms to the Company.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013 ( the “2013 Annual Report”), as filed with the SEC on June 28, 2013.  The information in such risk factors, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 17, 2013, Meson Capital Partners LP (“Meson LP”), purchased 185,185 restricted shares of our common stock in a private transaction for consideration of $250,000 or $1.35 per share ($0.01 above the closing sales price of our common stock on July 17, 2013). Securities owned directly by Meson LP, are owned indirectly by Meson Capital Partners LLC ("Meson LLC") by virtue of it being the general partner of Meson LP and by Ryan J. Morris, our Chairman, by virtue of his position as managing member of Meson LLC.

We claim an exemption from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended since the forging issuance did not involve a public offering, the recipient took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipient (a) was an “accredited” investor; and (b) was beneficially owned by a director of the Company.

In connection with the Loan (described in Item 5. Other Information, below), the Company agreed to grant the administrator of the Loan a warrant to purchase up to 279,851 shares of the Company’s common stock at an exercise price of $1.35 per share.

We claim an exemption from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended since the forging grant did not involve a public offering, the recipient took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipient was an “accredited” investor.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Effective on August 13, 2013, Lucas entered into a Letter Loan Agreement with Louise H. Rogers (the “Letter Loan”). In connection with the Letter Loan and a Promissory Note entered into in connection therewith, Ms. Rogers loaned the Company $7.5 million (the “Loan”). The Loan accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default), can be prepaid by Lucas at any time without penalty after November 13, 2013 and is due and payable on August 13, 2015, provided that interest only payments are due on the Loan during the first six months of the term (which have been escrowed by Lucas) and beginning on March 13, 2014, Lucas is required to make monthly amortization principal payments of equivalent to the sum of fifty-percent of the Loan during months seven through twenty-four of the term. Lucas is also required to make mandatory prepayments of the loan in the event the collateral securing the Loan does not meet certain thresholds and coverage ratios (as described in greater detail in such Letter Loan).  A post-closing condition to the funding is that the Company complete an equity funding equal to $1 million on or before the six month anniversary of the closing.  The Letter Loan also provided the right for Ms. Rogers to designate an individual to attend and participate in the Company’s Board of Director’s meetings in a non-official capacity.  The Letter Loan includes customary events of default and positive and negative covenants for facilities of similar nature and size as the Letter Loan.

The repayment of the Loan is secured by a security interest in substantially all of Lucas’s assets which was evidenced by a Security Agreement and a Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (the “Deed of Trust”). The Company paid a commitment fee of $150,000 and an advisory fee of $225,000 in connection with its entry into the Letter Loan. Lucas also agreed to pay a quarterly administrative fee in connection with the Loan and grant the administrator a warrant (evidenced by a Common Stock Purchase Warrant) to purchase up to 279,851 shares of Lucas’ common stock at an exercise price of $1.35 per share.

The warrants are exercisable until the earlier of (a) August 13, 2018; and (b) three years after the payment in full of the Loan. The warrant provides that at no time shall shares of common stock be issued to the holder upon exercise of the warrant which would result in such holder owning or controlling more than 4.99% of the Company’s outstanding common stock, subject of the holder’s right to waive such limitation with 61 days prior written notice. The warrant contains cashless exercise rights, provided that in the event the shares of common stock issuable upon exercise of the warrant are registered under the Securities Act of 1933, as amended, the warrant can only be exercised for cash. The warrant also provides that it is not exercisable by the holder until the earlier of (a) the repayment in full of the Loan; or (b) the occurrence of an event of default under the Letter Loan.  The Company also granted the holder piggy-back registration rights in connection with the shares of common stock issuable upon exercise of the warrants, which remain in effect until such shares of common stock can be sold without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended.

The above description of the Letter Loan, Promissory Note, Security Agreement, Deed of Trust and Common Stock Purchase Warrant, are not complete and are qualified in their entirety by the full text of the Letter Loan, Promissory Note, Security Agreement, Deed of Trust and Common Stock Purchase Warrant, copies of which are incorporated by reference hereto as Exhibits 10.1, 10.2, 10.3, 10.4 and 4.1.

A portion of the funds raised in connection with the Loan were used to repay in full the $3.25 million in outstanding Notes issued in April and May 2013 (as described above under “Liquidity and Capital Resources” – “Financing”).

ITEM 6. EXHIBITS.

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCAS ENERGY, INC. (Registrant) /s/ William J. Dale William J. Dale Chief Financial Officer (Principal Financial Officer) Date: August 14, 2013

 EXHIBIT INDEX

Exhibit No.	Description

*4.1	Common Stock Purchase Warrant (Robertson Global Credit, LLC)(1)
*10.1	Letter Loan Agreement (Louise H. Rogers)(August 13, 2013)(1)
*10.2	Promissory Note ($7.5 million)(Louise H. Rogers)(August 13, 2013)
*10.3	Security Agreement (Louise H. Rogers)(August 13, 2013)
*10.4	Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement, and Fixture Filing (Louise H. Rogers)(August 13, 2013)

*31.1	Section 302 Certification of Periodic Report of Principal Executive Officer.

*31.2	Section 302 Certification of Periodic Report of Principal Financial Officer.
**32.1	Section 906 Certification of Periodic Report of Principal Executive Officer.
**32.2	Section 906 Certification of Periodic Report of Principal Financial Officer.

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Schema Document.

***101.CAL	XBRL Calculation Linkbase Document.

***101.DEF	XBRL Definition Linkbase Document.

***101.LAB	XBRL Label Linkbase Document.

***101.PRE	XBRL Presentation Linkbase Document

(1) the Common Stock Purchase Warrant which forms Exhibit A to the Letter Loan Agreement has been filed separately as Exhibit 4.1.

* Filed herewith.

** Furnished herewith.

*** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets –June 30, 2013 and March 31, 2013, (ii) the Condensed Consolidated Statements of Operations - Three Months Ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows - Three Months Ended June 30, 2013 and 2012; and (iv) Notes to Condensed Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.