Form 10-Q
period 2013-09-30
LUCAS ENERGY, INC.
filed 2013-11-14
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	29,903,083 (as of November 7, 2013)

LUCAS ENERGY, INC.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2013 and March 31, 2013	3

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012 and six months ended September 30, 2013 and 2012	4

	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and 2012	5

	Notes to the Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	26

ITEM 2.	Risk Factors	26

ITEM 3.	Unregistered Sales Of Equity Securities And Use Of Proceeds	26

ITEM 5.	Other Information	27

ITEM 6.	Exhibits	28

SIGNATURES	28

EXHIBIT INDEX	29

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2013	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$4,180,131	$450,691
Cash - Restricted	375,000	-
Accounts Receivable	577,606	832,801
Inventories	114,027	64,630
Other Current Assets	505,256	337,860
Total Current Assets	5,752,020	1,685,982

Property and Equipment
Oil and Gas Properties (Full Cost Method)	46,813,963	44,709,800
Other Property and Equipment	622,319	552,154
Total Property and Equipment	47,436,282	45,261,954
Accumulated Depletion, Depreciation and Amortization	(10,219,589)	(9,204,649)
Total Property and Equipment, Net	37,216,693	36,057,305
Other Assets	450,302	-
Total Assets	$43,419,015	$37,743,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$3,002,433	$3,696,848
Common Stock Payable	95,400	17,502
Accrued Expenses	361,178	501,809
Advances From Working Interest Owners	-	1,384,085
Asset Retirement Obligation, current	-	73,621
Notes Payable	1,176,159	875,000
Total Current Liabilities	4,635,170	6,548,865

Asset Retirement Obligation	917,390	851,873
Long-term Notes Payable	6,206,542	-
Commitments and Contingencies (see Note 10)

Stockholders' Equity
Preferred Stock Series A, 2,000 Shares Authorized of
$0.001 Par, 2,000 Shares Issued and Outstanding	3,095,600	3,095,600
Common Stock, 100,000,000 Shares Authorized of $0.001 Par,
29,906,317 Shares Issued and 29,869,417 Outstanding Shares
at September 30, 2013 and 26,751,407 Issued and 26,714,507
Outstanding Shares at March 31, 2013, respectively	29,906	26,751
Additional Paid in Capital	52,788,017	48,970,509
Accumulated Deficit	(24,204,451)	(21,701,152)
Common Stock Held in Treasury, 36,900 Shares, at Cost	(49,159)	(49,159)
Total Stockholders' Equity	31,659,913	30,342,549
Total Liabilities and Stockholders' Equity	$43,419,015	$37,743,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating Revenues
Crude Oil	$1,227,492	$2,702,465	$2,709,929	$4,415,416
Natural Gas	-	30,344	-	35,198
Total Revenues	$1,227,492	$2,732,809	$2,709,929	$4,450,614
Operating Expenses
Lease Operating Expenses	722,249	1,153,151	1,187,987	2,082,906
Severance and Property Taxes	70,015	134,201	150,681	227,380
Depreciation, Depletion,
Amortization, and Accretion	498,335	1,176,537	1,099,012	1,998,328
General and Administrative	1,157,626	1,446,630	2,255,257	2,894,849
Total Expenses	2,448,225	3,910,519	4,692,937	7,203,463
Operating Loss	$(1,220,733)	$(1,177,710)	$(1,983,008)	$(2,752,849)

Other Expense (Income)
Interest Expense	352,264	350,360	550,527	691,529
Other Expense (Income), Net	(14,443)	(6,751)	(30,236)	(15,887)
Total Other Expenses	337,821	343,609	520,291	675,642

Net Loss	$(1,558,554)	$(1,521,319)	$(2,503,299)	$(3,428,491)

Net Loss Per Share
Basic and Diluted	$(0.06)	$(0.06)	$(0.09)	$(0.15)
Weighted Average Shares Outstanding
Basic and Diluted	27,654,974	24,763,982	27,210,355	23,456,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 Unaudited

	Six Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities
Net Loss	$(2,503,299)	$(3,428,491)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	1,099,012	1,998,328
Share-Based Compensation	252,240	200,108
Amortization of Discount on Notes	175,165	-
Amortization of Deferred Financing Costs	100,020	-
Settlement of Debt	(101,480)	-
Changes in Components of Working Capital and Other Assets
Accounts Receivable	255,195	(261,194)
Inventories	(49,397)	(2,898)
Other Current Assets	(167,396)	(162,749)
Accounts Payable, Accrued Expenses and Interest Payable	6,865	(2,913,832)
Advances from Working Interest Owners	(1,384,085)	305,587
Net Cash Used in Operating Activities	(2,317,160)	(4,265,141)

Investing Cash Flows
Additions of Oil and Gas Properties	(2,910,970)	(3,152,747)
Additions of Other Property and Equipment	(132,665)	(27,277)
Proceeds from Sale of Other Property and Equipment	62,500	-
Payments Received on Notes Receivable	-	14,625
Net Cash Used in Investing Activities	(2,981,135)	(3,165,399)

Financing Cash Flows
Net Proceeds from Exercises of Warrants	-	412,501
Net Proceeds from the Sale of Common Stock	3,328,057	6,826,740
Proceeds from Issuance of Notes Payable	10,750,000	-
Change in Restricted Cash to be used in Financing Activities	(375,000)	-
Deferred Financing Costs	(550,322)	-
Repayment of Borrowings	(4,125,000)	(166,196)
Net Cash Provided by Financing Activities	9,027,735	7,073,045

Increase (Decrease) in Cash and Cash Equivalents	3,729,440	(357,495)
Cash and Cash Equivalents at Beginning of the Period	450,691	683,979
Cash and Cash Equivalents at End of the Period	$4,180,131	$326,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - GENERAL

History of the Company. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006.

The accompanying unaudited interim condensed consolidated financial statements of Lucas Energy, Inc., together with its subsidiary (collectively, "Lucas" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lucas's annual report filed with the SEC on Form 10-K for the year ended March 31, 2013.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the condensed consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2013 as reported in the Form 10-K have been omitted.

The Company's fiscal year ends on the last day of March of the calendar year.  The Company refers to the twelve-month periods ended March 31, 2014 and 2013 as its 2014 and 2013 fiscal years, respectively.

Certain reclassifications of prior year balances have been made to conform such amounts to current year classifications.  These reclassifications have no impact on net income.

NOTE 2 – LIQUIDITY

At September 30, 2013, the Company’s Total Current Assets of $5.75 million exceeded its Total Current Liabilities of $4.64 million, resulting in a working capital surplus of approximately $1.10 million.  At March 31, 2013, the Company’s total current liabilities of $6.5 million exceeded its total current assets of $1.7 million, resulting in a working capital deficit of $4.8 million.  The increase in working capital of $5.9 million during the six months ended September 30, 2013 is primarily related to the Company effectively accessing the capital markets in connection with the sale of both equity and debt during the six months ended September 30, 2013.  On August 13, 2013, the Company secured a long-term Loan for $7.5 million.  A portion of the funds raised in connection with the Loan were used to repay the $3.25 million in outstanding current Notes issued in April and May 2013 (as defined and described in Note 6).  On September 6, 2013, the Company closed a registered direct offering of $3,451,500 (approximately $3.2 million net, after deducting commissions and other expenses) in shares of common stock to certain institutional investors. The Company used the funds raised in the offerings to pay down expenses related to drilling, lease operating, workover activities and for general corporate purposes, including general and administrative expenses and legal settlements.

The Company believes its undeveloped acreage and continued ability to access the capital markets in both equity and debt provides a sufficient means to conduct its current operations, meet its contractual obligations and undertake a forward outlook on future development of its current fields.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its 2013 Annual Report.  There have been no changes to the Company’s significant accounting policies since March 31, 2013.

NOTE 4 – PROPERTY AND EQUIPMENT

Oil and Gas Properties

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.  Properties not subject to amortization consist of acquisition, exploration and development costs, which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization.  Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $37.53 per barrel of oil equivalent (“BOE”) for the three months ended September 30, 2013, and was $40.93 per BOE for the three months ended September 30, 2012.  Amortization expense calculated per equivalent physical unit of production amounted to $36.46 per BOE for the six months ended September 30, 2013, and was $40.93 per BOE for the six months ended September 30, 2012.

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of September 30, 2013, no impairment of oil and gas properties was indicated.

All of Lucas's oil and gas properties are located in the United States.  Below are the components of Lucas's oil and gas properties recorded at:

	September 30,	March 31,
	2013	2013
Proved leasehold costs	$11,248,986	$10,002,828
Costs of wells and development	34,819,780	33,961,775
Capitalized asset retirement costs	745,197	745,197
Total oil and gas properties	46,813,963	44,709,800
Accumulated depreciation and depletion	(10,060,014)	(9,077,997)
Net capitalized costs	$36,753,949	$35,631,803

Other Property and Equipment

On March 21, 2013, Lucas entered into an agreement to sell its Gonzales County, Texas office building for $325,000.  A non-reimbursable down payment of $32,500 was paid on June 26, 2013, resulting in the carrying amount of the building to be reduced by the down payment amount.  On September 20, 2013, Lucas was paid an additional $30,000 non-reimbursable payment and on November 14, 2013 the final payment of $262,500 was made completing the sale.  As of September 30, 2013, the building was included in Other Property and Equipment for $262,500 ($325,000 less the two non-reimbursable payments made during the reporting period totaling $62,500).

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the retirement of oil and gas property and equipment for the three-month period ended September 30, 2013.  Lucas does not have short-term asset retirement obligations as of September 30, 2013.

Carrying amount at beginning of period - March 31, 2013	$925,494
Liabilities settled	(52,072)
Accretion	43,968
Carrying amount at end of period - September 30, 2013	$917,390

NOTE 6 – NOTE PAYABLE

Effective April 4, 2013, the Company entered into a Loan Agreement with various lenders (the “April 2013 Loan Agreement”) pursuant to which such lenders loaned the Company an aggregate of $2,750,000 to be used for general working capital.  The lenders included entities beneficially owned by our Chairman, Ken Daraie (which entity loaned us $2,000,000), and Director, W. Andrew Krusen, Jr. (which entities loaned us $250,000), as well as an unrelated third party which loaned the Company $500,000.

Effective May 31, 2013, the Company entered into a Loan Agreement with various lenders (the “May 2013 Loan Agreement” and together with the April 2013 Loan Agreement, the “Loan Agreements”), pursuant to which such lenders loaned the Company an aggregate of $500,000 to be used for general working capital and to pay amounts the Company owed to Nordic Oil USA I, LLLP (“Nordic”).  The lenders were third parties, unaffiliated with the Company, provided that one lender who previously loaned the Company funds in connection with the April 2013 Loan Agreement provided the Company an additional $300,000 loan in connection with the May 2013 Loan Agreement.  The Loan Agreement included substantially similar terms as the April 2013 Loan Agreement and was approved by the prior lenders in the April 2013 Loan Agreement, who also waived their right to be repaid from the proceeds from the loans.

The loans provided pursuant to the Loan Agreements were documented by Promissory Notes (the “Notes”) which accrued interest at the rate of 14% per annum, with such interest payable monthly in arrears (beginning June 1, 2013 in connection with the April 2013 Loan Agreement and July 1, 2013 in connection with the May 2013 Loan Agreement) and were due and payable on October 4, 2013 in connection with the April 2013 Loan Agreement and April 4, 2014 in connection with the May 2013 Loan Agreement.  The Notes could be prepaid at any time without penalty.  In the event any amounts were not paid when due under the Notes and/or in the event any event of default occurred and was continuing under the Notes, the Notes accrued interest at the rate of 17% per annum. The Note holders were each paid their pro rata portion of a commitment fee ($55,000 in connection with the April 2013 Loan Agreement and $15,000 in connection with the May 2013 Loan Agreement) and were each granted their pro rata portion of warrants to purchase 325,000 shares of the Company’s common stock which were evidenced by Common Stock Purchase Warrants (the “Warrants”).  The Warrants have an exercise price of $1.50 per share and a term of five years from the grant date.

Effective on August 13, 2013, Lucas entered into a Letter Loan Agreement with Louise H. Rogers (the “Letter Loan”).  In connection with the Letter Loan and a Promissory Note entered into in connection therewith, Ms. Rogers loaned the Company $7.5 million (the “Loan”).  The Loan accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default), can be prepaid by Lucas at any time without penalty after November 13, 2013 and is due and payable on August 13, 2015, provided that $75,000 in interest only payments are due on the Loan during the first six months of the term (which have been escrowed by Lucas) and beginning on March 13, 2014, Lucas is required to make monthly amortization principal payments equivalent to the sum of fifty-percent of the Loan during months seven through twenty-four of the term.  The $450,000 escrow deposit for the first six months interest has been recorded as restricted cash within the balance sheet, with $375,000 being recognized on the balance sheet as of September 30, 2013.  Lucas is also required to make mandatory prepayments of the loan in the event the collateral securing the Loan does not meet certain thresholds and coverage ratios.  The repayment of the Loan is secured by a security interest in substantially all of Lucas’s assets which was evidenced by a Security Agreement and a Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing. Lucas agreed to pay a $15,000 quarterly administrative fee in connection with the Loan and grant the administrator a warrant to purchase up to 279,851 shares of Lucas’s common stock at an exercise price of $1.35 per share and a term continuing until the earlier of (a) August 13, 2018; and (b) three years after the payment in full of the Loan.  A portion of the funds raised in connection with the Loan were used to repay the $3.25 million in outstanding Notes issued in April and May 2013 as described above.  The Company also capitalized approximately $480,000 in deferred financing costs in relation to expenses incurred in the execution of the Letter Loan.

The Company accounts for the warrant valuations in accordance with ASC 470-20, Debt with Conversion and Other Options.  Therefore, the Company records the fair value of warrants issued in connection with those instruments and amortizes the discount through non-cash interest expense using the effective interest method over the term of the debt.  The fair value of the 275,000 April 2013 Warrants was recorded as a $137,118 debt discount and the fair value of the 50,000 May 2013 Warrants was recorded as a $27,383 debt discount.  As the Notes have been fully repaid, the Company has fully amortized the total debt discount of $164,501 for the Notes as of September 30, 2013.  The fair value of the 279,851 Letter Loan warrants was recorded as a $127,963 debt discount, of which, $10,664 has been amortized as of September 30, 2013.

As of September 30, 2013, Lucas had paid $114,194 in cash interest on the April 2013 Notes and $14,972 in cash interest on the May 2013 Notes.  These amounts were for total interest paid up to the Loan repayment date of August 16, 2013.  Lucas also has fully recognized $70,000 in amortization expenses in relation to deferred financing costs for the Notes.  The Company also paid $75,000 in cash interest and amortized approximately $30,000 in deferred financing cost for the Letter Loan reducing the deferred financing cost asset base to approximately $450,000.

On September 19, 2013, Lucas made a final $125,000 note payment per a Settlement and Release Agreement with Nordic, pursuant to which the parties agreed to settle and terminate a prior Purchase and Sale Agreement.  In total, Lucas paid $1,125,000 to Nordic, assigned certain properties and completed certain fieldwork stipulated in the Settlement and Release Agreement.

NOTE 7 – STOCKHOLDERS' EQUITY

Preferred Stock

As of September 30, 2013, Lucas had 2,000 shares of Series A Convertible Preferred Stock issued and outstanding.  The shares of preferred stock were issued for property acquisitions and were recorded at the fair value of the shares on the date of issuance.  Each share of the Series A Convertible Preferred Stock is convertible into 1,000 shares of the Company’s common stock and has no liquidation preference and no maturity date.  Additionally, the conversion rate of the Series A Convertible Preferred Stock adjusts automatically in connection with and in proportion to any dividends payable by the Company in common stock.

Common Stock

The following summarizes Lucas's common stock activity during the six-month period ended September 30, 2013:

		Common Shares
		Issued
	Amount	Per Share	Shares	Treasury	Outstanding
Balance at March 31, 2013			26,751,407	(36,900)	26,714,507
Private Offering - July (1)	$ 250,000	$ 1.35	185,185	-	185,185
Registered Direct Offering - September (2)	3,209,168	1.09	2,950,000	-	2,950,000
Share-Based Compensation	25,256	1.28	19,725	-	19,725
Balance at September 30, 2013			29,906,317	(36,900)	29,869,417

(1)
In July 2013, Meson Capital Partners LP, an affiliate of Ryan J. Morris, a Director of the Company, purchased 185,185 restricted shares of common stock directly from the Company in a private transaction for consideration of $250,000 or $1.35 per share ($0.01 above the closing sales price of the Company’s common stock on July 17, 2013).  The Company did not pay any commission in connection with the offering.  The Company used the funds raised in the offering to pay down expenses related to drilling, lease operating, workover activities and for general corporate purposes, including general and administrative expenses.

(2)
In September 2013, the Company closed a registered direct offering of $3,451,500 (approximately $3,200,000 net, after deducting commissions and other expenses) of shares of common stock to certain institutional investors. In total, the Company sold 2.95 million shares of common stock at a price of $1.17 per share.  The Company used the funds raised in the offering to pay down expenses related to drilling, lease operating, workover activities and for general corporate purposes, including general and administrative expenses.

See Note 9 – Share-Based Compensation for information on common stock activity related to Share-Based Compensation, including shares granted to the board of directors, officers, employees and consultants.

Warrants

During the six months ended September 30, 2013, warrants to purchase 200,000 shares of our common stock with an exercise price of $2.00 per share expired unexercised.  These warrants were granted in connection with the sale of units in the Company’s unit offering in September 2012.  As discussed above, the Company granted warrants to purchase 325,000 shares of our common stock with an exercise price of $1.50 per share and a term of five years in conjunction with the issuance of the April 2013 and May 2013 Notes as well as warrants to purchase 279,851 shares of our common stock with an exercise price of $1.35 per share and a term of five years in conjunction with the Letter Loan.  Per ASC Topics 480-10-25 and 815-40, the warrants are indexed to the Company’s stock and treated as an equity instrument since the exercise price and shares are known and fixed at the date of issuance, and no other clause in the agreement requires the warrants to be treated as a liability.

The following is a summary of the Company's outstanding warrants at September 30, 2013:

Warrants		Exercise	Expiration	Intrinsic Value
Outstanding		Price ($)	Date	at September 30, 2013
150,630	(1)	2.98	July 4, 2014	$-
2,510,506	(2)	2.86	July 4, 2016	-
1,032,500	(3)	2.30	October 18, 2017	-
275,000	(4)	1.50	April 4, 2018	-
50,000	(5)	1.50	May 31, 2018	-
279,851	(6)	1.35	August 13, 2018	-
4,298,487				$-

(1)
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

(4)	Warrants issued in connection with the issuance of the April 2013 Notes. The warrants were exercisable on the grant date (April 4, 2013) and remain exercisable until April 4, 2018.
(5)	Warrants issued in connection with the issuance of the May 2013 Notes. The warrants were exercisable on the grant date (May 31, 2013) and remain exercisable until May 31, 2018.
(6)
Warrants issued in connection with the Letter Loan.  The warrants were exercisable on the grant date (August 13, 2013) and remain exercisable until the earlier of (a) August 13, 2018; and (b) three years after the payment in full of the Loan.

NOTE 8 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2014 fiscal year and consequently, recorded no provision or benefit for income taxes for the three months ended September 30, 2013.

NOTE 9 – SHARE-BASED COMPENSATION

In accordance with the provisions of ASC Topic 718, Lucas measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Common Stock

During the six-month period ended September 30, 2013, Lucas awarded 73,918 shares of its common stock with an aggregate grant date fair value of $120,636, which was recognized as stock compensation expense.  The common stock share awards were valued based on the trading value of Lucas’s common stock on the date of grant, according to the employment agreements with certain officers and other managerial personnel.  Of the 73,918 shares of common stock awarded only 19,725 shares had been issued as of September 30, 2013.  The remaining 54,193 shares had been awarded but not issued as of September 30, 2013; therefore, $95,400 was accrued in common stock payable, representing the fair value of Lucas’s common stock on the grant date.

Stock Options

Of the Company’s outstanding options, 230,200 expired, were exercised, or forfeited during the six months ended September 30, 2013.

The following table sets forth stock option activity for the six-month periods ended September 30, 2013 and 2012:

	Six Months Ended		Six Months Ended
	September 30, 2013		September 30, 2012
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock Options	Grant Price	Stock Options	Grant Price
Outstanding at March 31	819,668	$1.55	456,000	$2.88
Granted	175,000	1.32	-	-
Expired/Cancelled	(230,200)	1.47	-	-
Outstanding at September 30	764,468	$1.52	456,000	$2.88

Lucas granted stock options to purchase shares of common stock during the six months ended September 30, 2013 to an officer as employee based compensation. Effective April 1, 2013, the officer was granted stock options to purchase 125,000 shares of common stock with a fair value of $66,635 to be amortized and recognized as compensation expenses over the service period.  The exercise price for the options equaled the closing price of the Company stock on March 28, 2013.  All issuances were valued at fair value on the date of grant based on the market value of Lucas’s common stock using the Black Scholes option pricing model.  On September 30, 2013, the officer resigned, thereby canceling the options to purchase 125,000 shares of common stock, which had not yet vested.  Of the options to purchase 125,000 shares of common stock granted to the officer, 75,000 were to vest on the one year anniversary of the grant date and the remaining 50,000 were to vest on the two year anniversary of the grant date.

During the six months ended September 30, 2013, 230,200 options were cancelled due to employee resignations.

Compensation expense related to stock options during the three-month and six-month periods ended September 30, 2013 were $125,935 and $252,240, respectively.

Options outstanding and exercisable at September 30, 2013 and September 30, 2012 had an intrinsic value of $19,500 and $48,640, respectively.  The intrinsic value is based upon the difference between the market price of Lucas’s common stock on the date of exercise and the grant price of the stock options.

The following tabulation summarizes the remaining terms of the options outstanding:

Exercise	Remaining	Options	Options
Price ($)	Life (Yrs.)	Outstanding	Exercisable
1.15	1.20	216,668	166,676
2.07	7.00	72,000	72,000
1.63	4.10	100,800	-
1.74	4.10	150,000	50,000
1.61	4.30	50,000	-
1.58	4.40	125,000	75,000
1.28	1.75	50,000	8,334
	Total	764,468	372,010

As of September 30, 2013, total unrecognized stock-based compensation expense related to all non-vested stock options was $281,214, which is being recognized over a weighted average period of approximately 2.0 years.

In prior periods, the shareholders of the Company approved the Company's 2012 and 2010 Stock Incentive Plans (the Plans).  The Plans are intended to secure for the Company the benefits arising from ownership of the Company's common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company's future growth. The Plans provide an opportunity for any employee, officer, director or consultant of the Company to receive incentive stock options (to eligible employees only), nonqualified stock options, restricted stock, stock awards and shares in performance of services. There were 781,763 shares available for issuance under the Plans as of September 30, 2013.

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

On October 13, 2011, Lucas entered into a purchase and sale agreement with Nordic Oil USA I, LLLP (“Nordic”), whereby effective July 1, 2011, Lucas purchased all of Nordic’s right, title and interest in certain oil, gas and mineral leases located in Gonzales, Karnes and Wilson Counties, Texas.  The transaction officially closed on November 18, 2011. Lucas agreed to pay Nordic $22 million, payable in the form of a senior secured promissory note (with recourse only to the properties acquired), which accrued interest at the rate of 6% per annum (the “Note”), the payment of which was secured by a Deed of Trust, Security Agreement, Financing Statement and Assignment of Production on the property acquired (the “Deed of Trust”).  Lucas failed to pay the note when it was due on November 17, 2012, and the parties were unable to come to terms on a settlement of the debt.  Subsequently in December 2012, Nordic filed a lawsuit against Lucas pursuant to which Nordic made claims for the payment of damages in connection with liens attached to the property, the proceeds from alleged wrongful assignments of the property acquired in the transaction, pre-and-post judgment interest, a foreclosure and sale of the property, plus attorney’s fees in the amount of 10% of the principal and interest then owing on the note (as allegedly allowed pursuant to the terms of the Note), and sought damages for breach of contract and attorney’s fees. On March 29, 2013, and effective March 31, 2013 (the “Effective Date”), Lucas entered into a Settlement and Release Agreement with Nordic (the “Settlement Agreement”), pursuant to which the parties agreed to settle and terminate the purchase and sale agreement, Lucas agreed to pay $1,125,000 to Nordic (which has been paid to date), assigned certain properties and completed certain fieldwork stipulated in the Settlement and Release Agreement.  Additionally, the parties agreed to mutually release each other and each other’s affiliates and assigns from all claims, causes of actions, damages and liabilities relating to any events which occurred prior to the effective date, whether as a result of the purchase of the properties, the note or otherwise, and to further indemnify each other from any claims associated therewith. On September 19, 2013, Lucas made the final $125,000 payment per the Settlement Agreement.  On November 13, 2013, Nordic filed a Notice of Dismissal With Prejudice dismissing all of Nordic's claims against Lucas.

On October 5, 2012, Knight Capital Americas LLC (as successor in interest to Knight Capital America, L.P. (“Knight”)), filed suit against the Company in the Supreme Court of the State of New York, County of New York (Index No. 157012/2012).  The Company previously engaged Knight as a broker/dealer in connection with a proposed fund raise.  The suit alleges causes of actions for breach of contract, unjust enrichment, breach of implied covenants, tortious interference and seeks declaratory relief in connection with the Company allegedly failing to pay Knight fees in connection with its right of first refusal to provide broker/dealer services in connection with a subsequently completed fund raise undertaken by the Company.  On September 18, 2013, Lucas entered into a Settlement and Release Agreement with Knight, pursuant to which the parties agreed to settle the litigation, and Lucas agreed to pay Knight an aggregate of $220,000 as follows:

●	$120,000 on or before the later of September 16, 2013 or two days after the Settlement and Release Agreement was executed by the parties (which has been paid to date);
●	$33,333 on or before October 15, 2013 (which has been paid to date);
●	$33,333 on or before November 15, 2013; and
●	$33,333 on or before December 15, 2013,

provided that if Lucas fails to pay any amounts when due, Knight is able to file an agreed judgment with the court stipulating that Lucas agrees that the amount owed pursuant to the schedule above is immediately due and payable.

Additionally, the parties agreed to mutually release each other and each other’s affiliates and assigns from all claims, causes of actions, damages and liabilities relating to any events which occurred prior to the effective date, whether as a result of the purchase of the properties, the note or otherwise, and to further indemnify each other from any claims associated therewith. Pursuant to the Settlement and Release Agreement, Knight will dismiss the lawsuit with prejudice after the final payment from Lucas is made.

On April 8, 2013, the Company entered into a Settlement Agreement with Seidler Oil & Gas, L.P. (“Seidler”) on a lawsuit claiming a refund on previous investments with Lucas.  The Company settled the outstanding balance and paid Seidler $1.3 million plus legal fees.  Seidler released the Company, its current and past officers, directors and agents from associated claims and Seidler agreed to dismiss the previously filed lawsuit with prejudice. In addition, certain private investors also agreed to release the Company, Seidler, and their respective past and present affiliates from any and all claims.

NOTE 11 – POSTRETIREMENT BENEFITS

Lucas maintains a matched defined contribution savings plan for its employees.  During the three-month and six-month periods ended September 30, 2013, Lucas's total costs recognized for the savings plan were $5,178 and $14,956, respectively.  During the three-month and six-month periods ended September 30, 2012, Lucas's total costs recognized for the savings plan were $9,560 and $18,141, respectively.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the six-month periods ended September 30, 2013 and 2012:

	Six Months Ended September 30,
	2013	2012
Interest	$275,341	$20,529
Income taxes	15,000	-

Non-cash investing and financing activities for the six-month periods ended September 30, 2013 and 2012 included the following:

	Six Months Ended September 30,
	2013	2012

Increase in asset retirement obligations	$-	$81,000
Net assumption of note payable
in acquisition of oil and gas properties	-	450,000
Discounts on notes payable	292,464	-
Extinguishment of note receivable in
exchange of certain oil and gas properties	-	470,812
Conversion of preferred stock to
common stock	-	5,163,930
Accrued capital expenditures included in
accounts payable and accrued liabilities	1,407,059	-

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
• our ability to repay outstanding loans and satisfy our outstanding liabilities;
• our liquidity and ability to finance our exploration, acquisition and development strategies;
• market conditions in the oil and gas industry;
• the timing, cost and procedure for proposed acquisitions;
• the impact of government regulation;
• estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;
• legal proceedings and/or the outcome of or negative perceptions associated therewith;
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

The Company's strategy is to increase shareholder value by developing its significant acreage positions in the Eagle Ford, Austin Chalk, Eaglebine, Buda and Glen Rose oil bearing formations through a committed development program, effective management and efficiency of its current operations, being opportunistic in industry cycles and trends, and building a strong balance sheet.  Below are key points of our strategy:

•
Development of current asset base. The Austin Chalk has contributed to most of our production in the past year, including over 90% of our producing wells.  We are planning to develop and execute a drilling program in the second half of 2013 (our 2014 fiscal year), which include the Austin Chalk, Buda/Glen Rose, and the Eagle Ford areas.  The magnitude of the opportunity and associated drilling costs will require external sources of capital.  We expect to utilize some combination of debt and equity in conjunction with operating cash flow to fund this development.  Dependent upon varying factors such as joint ownership, size of lease and other asset specific conditions, the Company may also utilize joint interest participation partners or other forms of partnering.

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

At September 30, 2013, the Company had leasehold interests (working interests) in approximately 17,800 gross acres.  The Company’s total net developed and undeveloped acreage as measured from the surface to the base of the Austin Chalk formation was approximately 14,300 net acres.  In deeper formations, the Company has approximately 3,700 net acres in the Eagle Ford oil window and 1,632 net acres in the Eaglebine, Buda and Glen Rose oil bearing formations.

At the end of September 2013, Lucas was producing an average of approximately 147 net barrels of oil equivalent per day (BOEPD) from 59 active well bores, of which 18 wells accounted for more than 80% of our production.  The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well.  An affiliate of Marathon Oil Corporation operates the only two Eagle Ford horizontal wells in our Gonzales leases, of which we have a 15% working interest on each well.  Our production sales totaled 12,032 and 26,820 barrels of oil equivalent, net to our interest, for the three and six months ended September 30, 2013, respectively.

At March 31, 2013, Lucas Energy's total estimated net proved reserves were 5.6 million barrels of oil equivalent (BOE), of which 5.1 million barrels (BBLs) were crude oil reserves, and 2.6 billion cubic feet (BCF) were natural gas reserves (see Supplemental Information to Consolidated Financial Statements).  As of September 30, 2013, Lucas employed 11 full-time employees.  We also utilized over six contractors on an "as-needed" basis to carry out various functions of the Company, including but not limited to field operations, land administration, corporate activity and information technology maintenance.

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

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three-month and six-month periods ended September 30, 2013 and 2012 should be read in conjunction with the condensed consolidated financial statements of Lucas Energy and notes thereto included in this Quarterly Report on Form 10-Q.  As used below, the abbreviations "Bbls" stands for barrels, "NGL" stands for natural gas liquids, "Mcf" for thousand cubic feet and "Boe" for barrels of oil equivalent on the basis of six Mcf per barrel.  The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

We reported a net loss for the three months ended September 30, 2013 of $1.6 million, or $0.06 per share. For the same period a year ago, we reported a net loss of $1.5 million, or $0.06 per share. Our net loss remained constant primarily due to a $1.5 million decrease in revenues offset by a $1.5 million decrease in expenses.

The following table sets forth the operating results and production data for the three-month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	12,032	27,204	(15,172)	(56%)
Natural Gas & NGL (Mcf)	-	4,326	(4,326)	(100%)
Total (Boe)	12,032	27,925	(15,893)	(57%)

Crude Oil (Bbls per day)	131	299	(168)	(56%)
Natural Gas (Mcf per day)	-	48	(48)	(100%)
Total (Boe per day)	131	307	(176)	(57%)

Average Sale Price:
Crude Oil ($/Bbl)	$102.02	$99.34	$2.68	3%
Natural Gas ($/Mcf)	$-	$7.01	$(7.01)	(100%)

Net Operating Revenues:
Crude Oil	$1,227,492	$2,702,465	$(1,474,973)	(55%)
Natural Gas & NGL	-	30,344	(30,344)	(100%)
Total Revenues	$1,227,492	$2,732,809	$(1,505,317)	(55%)

Oil and Gas Revenues

Total crude oil and natural gas revenues for the three months ended September 30, 2013 decreased $1.5 million, or 55%, to $1.2 million from $2.7 million for the same period a year ago due primarily to an unfavorable crude oil volume variance of $1.5 million.  There was a minimal favorable price variance, which had no significant impact.  The production decline is primarily related to the Company having a reduced property base due to the sale of the Baker DeForrest property in October 2012 and the assignment of certain Company properties to Nordic per the Nordic Settlement Agreement just prior to the previous fiscal year end (see Note 10 – Commitments and Contingencies in the attached financial statements).  Additionally, in the prior reporting period, the Company had existing drilling programs with higher front-end production when compared to the current period.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended September 30,		Increase	%Increase
	2013	2012	(Decrease)	(Decrease)
Direct lease operating expense	$239,967	$661,633	$(421,666)	(64%)
Workovers expense	453,950	437,704	16,246	4%
Other	28,332	53,814	(25,482)	(47%)
Total Lease Operating Expenses	$722,249	$1,153,151	$(430,902)	(37%)
Severance and Property Taxes	70,015	134,201	(64,186)	(48%)
Depreciation, Depletion,
Amortization and Accretion	498,335	1,176,537	(678,202)	(58%)

General and Administrative (G&A)	$1,031,691	$1,348,270	$(316,579)	(23%)
Share-Based Compensation	125,935	98,360	27,575	28%
Total G&A Expense	$1,157,626	$1,446,630	$(289,004)	(20%)

Interest Expense	352,264	350,360	1,904	1%
Other Expense (Income), Net	(14,443)	(6,751)	(7,692)	114%

Lease Operating Expenses

Lease operating expenses decreased $0.4 million for the current quarter as compared to the prior year period principally due to less production and a decline in direct lease operating expenses from the Company’s expanding effort to improve operating efficiencies.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased $0.7 million primarily due to a decrease in production of 15,893 Boe compared to the previous period.  The unit DD&A rate per Boe also decreased from $40.93 to $37.55 for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

General and Administrative Expenses

G&A decreased by $0.3 million primarily due to the Company’s overall focus in improving the efficiency of the daily operating activities within the Company as well as less consulting, contracting and outsourcing expenses.

Interest Expense

Interest expense for the three months ended September 30, 2013 consisted of interest payments of approximately $0.3 million made in relation to the Notes issued in April 2013 and May 2013 and the Letter Loan entered into in August 2013 (described below under “Liquidity and Capital Resources” – “Financing”).  When compared to the same period a year ago, which primarily related to incurred interest expense of approximately $0.3 million on the Nordic note, there is no significant change.

Other Expense (Income), Net

Other Expense (Income) for the three months ended September 30, 2013, primarily consisted of $43,000 in financing fees offset by $57,000 in discounts from accounts payable settlements.

Six Months Ended September 30, 2013 vs. Six Months Ended September 30, 2012

We reported a net loss for the six months ended September 30, 2013 of $2.5 million, or $0.09 per share. For the same period a year ago, we reported a net loss of $3.4 million, or $0.15 per share. Although our total revenues decreased by $1.7 million, our net loss decreased by $0.9 million primarily due to a decrease in total operating expenses of $2.5 million with an additional decrease in other expenses of $0.2 million.

The following table sets forth the operating results and production data for the six-month periods ended September 30, 2013 and 2012.

	Six Months Ended September 30,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	26,820	46,281	(19,461)	(42%)
Natural Gas & NGL (Mcf)	-	5,789	(5,789)	(100%)
Total (Boe)	26,820	47,246	(20,426)	(43%)

Crude Oil (Bbls per day)	147	253	(106)	(42%)
Natural Gas (Mcf per day)	-	32	(32)	(100%)
Total (Boe per day)	147	258	(111)	(43%)

Average Sale Price:
Crude Oil ($/Bbl)	$101.04	$95.40	$5.64	6%
Natural Gas ($/Mcf)	$-	$6.08	$(6.08)	(100%)

Net Operating Revenues:
Crude Oil	$2,709,929	$4,415,416	$(1,705,487)	(39%)
Natural Gas & NGL	-	35,198	(35,198)	(100%)
Total Revenues	$2,709,929	$4,450,614	$(1,740,685)	(39%)

Oil and Gas Revenues

Total crude oil and natural gas revenues for the six months ended September 30, 2013 decreased $1.7 million, or 39%, to $2.7 million from $4.5 million for the same period a year ago due primarily to an unfavorable crude oil volume variance of $1.9 million offset by a favorable crude oil price variance of $0.2 million.  The production decline is primarily related to the Company having a reduced property base due to the sale of the Baker DeForrest property in October 2012 and the assignment of certain Company properties to Nordic per the Nordic Settlement Agreement just prior to the previous fiscal year end (see Note 10 – Commitments and Contingencies in the attached financial statements).  Additionally, in the prior reporting period, the Company had existing drilling programs with higher front-end production when compared to the current period.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Six Months Ended September 30,		Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Direct lease operating expense	$526,503	$1,152,117	$(625,614)	(54%)
Workovers expense	597,968	822,696	(224,728)	(27%)
Other	63,516	108,093	(44,577)	(41%)
Total Lease Operating Expenses	$1,187,987	$2,082,906	$(894,919)	(43%)
Severance and Property Taxes	150,681	227,380	(76,699)	(34%)
Depreciation, Depletion,
Amortization and Accretion	1,099,012	1,998,328	(899,316)	(45%)

General and Administrative (G&A)	$2,003,017	$2,698,742	$(695,725)	(26%)
Share-Based Compensation	252,240	196,107	56,133	29%
Total G&A Expense	$2,255,257	$2,894,849	$(639,592)	(22%)

Interest Expense	550,527	691,529	(141,002)	(20%)
Other Expense (Income), Net	(30,236)	(15,887)	(14,349)	90%

Lease Operating Expenses

Lease operating expenses decreased $0.9 million for the six months ended September 30, 2013 as compared to the prior year period principally due to less production and a decline in direct lease operating and workover expenses from the Company’s expanding effort to improve operating efficiencies.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased $0.9 million primarily due to a decrease in production of 20,426 Boe compared to the previous period.  The unit DD&A rate per Boe also decreased from $40.93 to $36.47 for the six months ended September 30, 2013 compared to the six months ended September 30, 2012.

General and Administrative Expenses

G&A decreased by $0.6 million primarily due to the Company’s overall focus in improving the efficiency of the daily operating activities within the Company as well as less consulting, contracting and outsourcing expenses.

Interest Expense

Interest expense for the six months ended September 30, 2013 consisted of interest payments of approximately $0.6 million made in relation to the Notes issued in April 2013 and May 2013 and the Letter Loan entered into in August 2013 (described below under “Liquidity and Capital Resources” – “Financing”).  When compared to the same period a year ago, which primarily related to incurred interest expense of approximately $0.7 million on the Nordic note, there is a $0.1 million decrease.

Other Expense (Income), Net

Other Expense (Income) for the six months ended September 30, 2013, primarily consisted of approximately $73,000 in financing fees offset by approximately $101,000 in discounts from accounts payable settlements and approximately $1,500 in office space rental income from our Gonzales County office.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of cash for Lucas during the six months ended September 30, 2013 were funds generated from sales of crude oil and borrowings and funds raised through the sale of common stock.  The primary uses of cash were funds used in operations, repayment of other borrowings and legal settlements.

Working Capital

At September 30, 2013, the Company’s Total Current Assets of $5.75 million exceeded its Total Current Liabilities of $4.64 million, resulting in a working capital surplus of $1.10 million.  At March 31, 2013, the Company’s total current liabilities of $6.5 million exceeded its total current assets of $1.7 million, resulting in a working capital deficit of $4.8 million.  The increase in working capital of $5.9 million is primarily related the Company effectively accessing the capital markets in connection with the sale of both equity and debt during the six months ended September 30, 2013.  On August 13, 2013, the Company secured a long-term Loan for $7.5 million (as described in greater detail below).  A portion of the funds raised in connection with the Loan were used to repay the $3.25 million in outstanding current Notes issued in April and May 2013 (as described below).  On September 6, 2013, the Company closed a registered direct offering of $3,451,500 (approximately $3.2 million net, after deducting commissions and other expenses) in shares of common stock to certain institutional investors. The Company used the funds raised in the offerings to pay down expenses related to drilling, lease operating, workover activities and for general corporate purposes, including general and administrative expenses and legal settlements.

The Company believes its undeveloped acreage and continued ability to access the capital markets in both equity and debt provides a sufficient means to conduct its current operations, meet its contractual obligations and undertake a forward outlook on future development of its current fields.

Cash Flows

	Six Months Ended September 30,
	2013	2012
Cash flows used in operating activities	(2,317,160)	(4,265,141)
Cash flows used in investing activities	(2,981,135)	(3,165,399)
Cash flows provided by financing activities	9,027,735	7,073,045
Net increase (decrease) in cash and cash equivalents	3,729,440	(357,495)

Net cash used in operating activities was approximately $2.3 million for the six months ended September 30, 2013 as compared to $4.3 million for the same period a year ago.  The decrease in net cash used in operating activities of $2.0 million was due primarily to a $0.9 million reduction of net loss and the paying down of all the outstanding advances to working interest owners via the settlement of the Seidler lawsuit (see Note 10 – Commitments and Contingencies in the attached financial statements).

Net cash used in investing activities was approximately $3.0 million for the six months ended September 30, 2013 as compared to net cash used in investing activities of $3.2 million for the same period a year ago.  The decrease in net cash used in investing activities was primarily due to a $0.2 million reduction of additions to oil and gas properties.

The increase in net cash provided by financing activities of approximately $1.9 million for the six months ended September 30, 2013, from $7.1 million for the six months ended September 30, 2012, to $9.0 million for the six months ended September 30, 2012, was primarily due to approximately $2.0 million of additional proceeds, net of repayments, due to loans and the sale of equity when compared to equity sales and loan repayment amounts from the same period a year ago.

Financing

Effective April 4, 2013, the Company entered into a Loan Agreement with various lenders (the “April 2013 Loan Agreement”) pursuant to which such lenders loaned the Company an aggregate of $2,750,000 to be used for general working capital.  The lenders included entities beneficially owned by our Chairman, Ken Daraie (which entity loaned us $2,000,000), and Director, W. Andrew Krusen, Jr. (which entities loaned us $250,000), as well as an unrelated third party which loaned the Company $500,000.

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

The loans provided pursuant to the Loan Agreements were documented by Promissory Notes (the “Notes”) which accrued interest at the rate of 14% per annum, with such interest payable monthly in arrears (beginning June 1, 2013 in connection with the April 2013 Loan Agreement and July 1, 2013 in connection with the May 2013 Loan Agreement) and were due and payable on October 4, 2013 in connection with the April 2013 Loan Agreement and April 4, 2014 in connection with the May 2013 Loan Agreement.  The Notes could be prepaid at any time without penalty.  In the event any amounts were not paid when due under the Notes and/or in the event any event of default occurred and was continuing under the Notes, the Notes accrued interest at the rate of 17% per annum. The Note holders were each paid their pro rata portion of a commitment fee ($55,000 in connection with the April 2013 Loan Agreement and $15,000 in connection with the May 2013 Loan Agreement) and were each granted their pro rata portion of warrants to purchase 325,000 shares of the Company’s common stock which were evidenced by Common Stock Purchase Warrants (the “Warrants”).

On July 17, 2013, Meson Capital Partners LP (which is indirectly beneficially owned by one of our Directors, Ryan J. Morris), purchased 185,185 restricted shares of our common stock in a private transaction for consideration of $250,000 or $1.35 per share ($0.01 above the closing sales price of our common stock on July 17, 2013).

Effective on August 13, 2013, Lucas entered into a Letter Loan Agreement with Louise H. Rogers (the “Letter Loan”).  In connection with the Letter Loan and a Promissory Note entered into in connection therewith, Ms. Rogers loaned the Company $7.5 million (the “Loan”).  The Loan accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default), can be prepaid by Lucas at any time without penalty after November 13, 2013 and is due and payable on August 13, 2015, provided that $75,000 in interest only payments are due on the Loan during the first six months of the term (which have been escrowed by Lucas) and beginning on March 13, 2014, Lucas is required to make monthly amortization principal payments of equivalent to the sum of fifty-percent of the Loan during months seven through twenty-four of the term.  The $450,000 escrow deposit for the first six months interest has been recorded as restricted cash within the balance sheet, with $375,000 being recognized on the balance sheet as of September 30, 2013.  Lucas is also required to make mandatory prepayments of the loan in the event the collateral securing the Loan does not meet certain thresholds and coverage ratios.  The repayment of the Loan is secured by a security interest in substantially all of Lucas’s assets which was evidenced by a Security Agreement and a Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing. Lucas agreed to pay a $15,000 quarterly administrative fee in connection with the Loan and grant the administrator a warrant to purchase up to 279,851 shares of Lucas’s common stock at an exercise price of $1.35 per share and a term continuing until the earlier of (a) August 13, 2018; and (b) three years after the payment in full of the Loan.  A portion of the funds raised in connection with the Loan were used to repay the $3.25 million in outstanding Notes issued in April and May 2013 as described above.

On September 6, 2013, the Company closed a registered direct offering of $3,451,500 (approximately $3.2 million net, after deducting commissions and other expenses) of shares of common stock to certain institutional investors. In total, the Company sold 2.95 million shares of common stock at a price of $1.17 per share.

Lucas plans to continue to focus a substantial portion of its capital expenditures in various known prolific and productive geological formations, including the Austin Chalk, Eagle Ford and Buda formations, primarily in Gonzales, Wilson, and Karnes counties south of the city of San Antonio, Texas and in the Eaglebine, Buda, and Glen Rose formations in Madison and Leon counties north of the city of Houston, Texas.  Lucas expects capital expenditures to be greater than cash flow from operating activities for the 2014 fiscal year.  To cover the anticipated shortfall, our business plan includes establishing a reserve-based line of credit, initiate bank or private borrowings, and/or issue equity or debt offerings similar to the above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We do not engage in commodity price hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer, to allow timely decisions regarding required disclosures. The Company’s management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

For information regarding these and other legal matters, refer to Note 10 to the condensed consolidated financial statements contained in this Quarterly Report.

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

The Company filed a lawsuit against the holder of the Company’s 2,000 outstanding shares of Series A Convertible Preferred Stock in the District Court of Harris County, Texas, on May 9, 2013, seeking a declaratory judgment that the 2,000 shares of Series A Convertible Preferred Stock should be cancelled, injunctive relief prohibiting the holder from selling or transferring the Series A Convertible Preferred Stock, and attorney’s fees.  To date, both parties have reached an agreement for a joint dismissal.

On October 5, 2012, Knight Capital Americas LLC (as successor in interest to Knight Capital America, L.P. (“Knight”)), filed suit against the Company in the Supreme Court of the State of New York, County of New York (Index No. 157012/2012).  The Company previously engaged Knight as a broker/dealer in connection with a proposed fund raise.  The suit alleged causes of actions for breach of contract, unjust enrichment, breach of implied covenants, tortious interference and seeks declaratory relief in connection with the Company allegedly failing to pay Knight fees in connection with its right of first refusal to provide broker/dealer services in connection with a subsequently completed fund raise undertaken by the Company.  On September 18, 2013, Lucas entered into a Settlement and Release Agreement with Knight, pursuant to which the parties agreed to settle the litigation, and Lucas agreed to pay Knight an aggregate of $220,000 as follows:

●	$120,000 on or before the later of September 16, 2013 or two days after the Settlement and Release Agreement was executed by the parties (which has been paid to date);
●	$33,333 on or before October 15, 2013 (which has been paid to date);
●	$33,333 on or before November 15, 2013; and
●	$33,333 on or before December 15, 2013,

provided that if Lucas fails to pay any amounts when due, Knight is able to file an agreed judgment with the court stipulating that Lucas agrees that the amount owed pursuant to the schedule above is immediately due and payable.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 17, 2013, Meson Capital Partners LP (“Meson LP”), purchased 185,185 restricted shares of our common stock in a private transaction for consideration of $250,000 or $1.35 per share ($0.01 above the closing sales price of our common stock on July 17, 2013). Securities owned directly by Meson LP, are owned indirectly by Meson Capital Partners LLC ("Meson LLC") by virtue of it being the general partner of Meson LP and by Ryan J. Morris, a Director of the Company, by virtue of his position as managing member of Meson LLC.

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

In connection with the Loan (described and defined above under “Liquidity and Capital Resources” – “Financing”), the Company agreed to grant the administrator of the Loan a warrant to purchase up to 279,851 shares of the Company’s common stock at an exercise price of $1.35 per share.

We claim an exemption from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended since the foregoing grant did not involve a public offering, the recipient took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipient was an “accredited” investor.

ITEM 5. OTHER INFORMATION.

On July 17, 2013, Meson Capital Partners LP (“Meson LP”), purchased 185,185 restricted shares of our common stock in a private transaction for consideration of $250,000 or $1.35 per share ($0.01 above the closing sales price of our common stock on July 17, 2013). Securities owned directly by Meson LP, are owned indirectly by Meson Capital Partners LLC ("Meson LLC") by virtue of it being the general partner of Meson LP and by Ryan J. Morris, a Director of the Company, by virtue of his position as managing member of Meson LLC.

On September 18, 2013, Lucas entered into a Settlement and Release Agreement with Knight, pursuant to which the parties agreed to settle the litigation, and Lucas agreed to pay Knight an aggregate of $220,000 as follows:

●	$120,000 on or before the later of September 16, 2013 or two days after the Settlement and Release Agreement was executed by the parties (which has been paid to date);
●	$33,333 on or before October 15, 2013 (which has been paid to date);
●	$33,333 on or before November 15, 2013; and
●	$33,333 on or before December 15, 2013,

provided that if Lucas fails to pay any amounts when due, Knight is able to file an agreed judgment with the court stipulating that Lucas agrees that the amount owed pursuant to the schedule above is immediately due and payable.

Additionally, the parties agreed to mutually release each other and each other’s affiliates and assigns from all claims, causes of actions, damages and liabilities relating to any events which occurred prior to the effective date, whether as a result of the purchase of the properties, the note or otherwise, and to further indemnify each other from any claims associated therewith. Pursuant to the Settlement and Release Agreement, Knight will dismiss the lawsuit with prejudice after the final payment from Lucas is made.

Effective November 11, 2013, Ken Daraie was appointed as the Chairman of the Board of Directors replacing Ryan J. Morris, who had served in that capacity since December 20, 2012.

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

LUCAS ENERGY, INC.
(Registrant)

/s/ Anthony C. Schnur
Anthony C. Schnur
Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive and Principal Accounting/Financial Officer)

Date: November 14, 2013

EXHIBIT INDEX

Exhibit No.	Description

1.1(1)	Placement Agency Agreement by and between the Company and Euro Pacific Capital, Inc. dated as of August 30, 2013

4.1(2)	Common Stock Purchase Warrant (Robertson Global Credit, LLC)(3)

10.1(1)	Form of Securities Purchase Agreement by and between the Company and each investor dated as of September 3, 2013

10.2(2)	Letter Loan Agreement (Louise H. Rogers)(August 13, 2013)(3)

10.3(2)	Promissory Note ($7.5 million)(Louise H. Rogers)(August 13, 2013)

10.4(2)	Security Agreement (Louise H. Rogers)(August 13, 2013)

10.5(2)	Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement, and Fixture Filing (Louise H. Rogers)(August 13, 2013)

*10.6	Meson Capital Partners LP Subscription Agreement (July 17, 2013)

* 31.1	Section 302 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer.

** 32.1	Section 906 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer.

*** 101.INS	XBRL Instance Document.

*** 101.SCH	XBRL Schema Document.

*** 101.CAL	XBRL Calculation Linkbase Document.

*** 101.DEF	XBRL Definition Linkbase Document.

*** 101.LAB	XBRL Label Linkbase Document.

* Filed herewith.

(1) Filed as an exhibit to our Current Report on Form 8-K, filed with the Commission on September 4, 2013 and incorporated herein by reference.

(2) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Commission on August 14, 2013 and incorporated herein by reference.

(3) The Common Stock Purchase Warrant which forms Exhibit A to the Letter Loan Agreement has been filed separately as Exhibit 4.1.

** Furnished herewith.

*** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets – September 30, 2013 and March 31, 2013, (ii) the Condensed Consolidated Statements of Operations - Three and Six Months Ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows - Six Months Ended September 30, 2013 and 2012; and (iv) Notes to Condensed Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.