Form 10-Q
period 2013-12-31
LUCAS ENERGY, INC.
filed 2014-02-13
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
_________________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	29,981,181 (as of February 7, 2014)

LUCAS ENERGY, INC.

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	March 31,
	2013	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$1,450,756	$450,691
Cash - Restricted	150,000	-
Accounts Receivable	701,651	832,801
Inventories	112,677	64,630
Other Current Assets	433,795	337,860
Total Current Assets	2,848,879	1,685,982

Property and Equipment
Oil and Gas Properties (Full Cost Method)	49,192,699	44,709,800
Other Property and Equipment	360,779	552,154
Total Property and Equipment	49,553,478	45,261,954
Accumulated Depletion, Depreciation and Amortization	(10,786,811)	(9,204,649)
Total Property and Equipment, Net	38,766,667	36,057,305
Other Assets	389,636	-
Total Assets	$42,005,182	$37,743,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,609,729	$3,696,848
Common Stock Payable	18,280	17,502
Accrued Expenses	332,391	501,809
Advances From Working Interest Owners	-	1,384,085
Asset Retirement Obligation, current	-	73,621
Notes Payable	2,000,194	875,000
Total Current Liabilities	4,960,594	6,548,865

Asset Retirement Obligation	939,297	851,873
Long-term Notes Payable	5,398,503	-
Commitments and Contingencies (see Note 10)

Stockholders' Equity
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par, 2,000 Shares Issued and Outstanding	3,095,600	3,095,600
Common Stock, 100,000,000 Shares Authorized of $0.001 Par, 30,002,874 Shares Issued and 29,965,974 Outstanding Shares at December 31, 2013 and 26,751,407 Issued and 26,714,507 Outstanding Shares at March 31, 2013, respectively	30,002	26,751
Additional Paid in Capital	52,965,728	48,970,509
Accumulated Deficit	(25,335,383)	(21,701,152)
Common Stock Held in Treasury, 36,900 Shares, at Cost	(49,159)	(49,159)
Total Stockholders' Equity	30,706,788	30,342,549
Total Liabilities and Stockholders' Equity	$42,005,182	$37,743,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Operating Revenues
Crude Oil	$1,360,131	$1,898,863	$4,070,060	$6,314,279
Natural Gas	-	29,032	-	64,230
Total Revenues	$1,360,131	$1,927,895	$4,070,060	$6,378,509
Operating Expenses
Lease Operating Expenses	553,678	1,002,920	1,741,664	3,085,826
Severance and Property Taxes	69,545	101,688	220,225	329,068
Depreciation, Depletion,
Amortization, and Accretion	601,950	884,010	1,700,962	2,882,338
General and Administrative	951,332	2,338,493	3,206,589	5,233,542
Total Expenses	2,176,505	4,327,111	6,869,440	11,530,774
Operating Loss	$(816,374)	$(2,399,216)	$(2,799,380)	$(5,152,265)

Other Expense (Income)
Interest Expense	304,592	343,969	855,119	1,035,498
Other Expense (Income), Net	9,968	4,081	(20,268)	(11,806)
Total Other Expenses	314,560	348,050	834,851	1,023,692

Net Loss	$(1,130,934)	$(2,747,266)	$(3,634,231)	$(6,175,957)

Net Loss Per Share
Basic and Diluted	$(0.04)	$(0.10)	$(0.13)	$(0.25)
Weighted Average Shares Outstanding
Basic and Diluted	29,961,338	26,735,814	28,133,842	24,557,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended
	December 31,
	2013	2012
Cash Flows from Operating Activities
Net Loss	$(3,634,231)	$(6,175,957)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	1,700,962	2,882,338
Share-Based Compensation	365,608	625,283
Share-Based Compensation Related to Purchase of Stock Options	-	83,657
Amortization of Discount on Notes	191,161	-
Amortization of Deferred Financing Costs	160,687	-
Settlement of Debt	(104,993)	-
Gain on Sale of Property and Equipment	(1,000)	(2,065)
Changes in Components of Working Capital and Other Assets
Accounts Receivable	131,150	392,094
Inventories	(48,047)	(2,898)
Other Current Assets	(95,935)	(138,763)
Accounts Payable, Accrued Expenses and Interest Payable	(606,773)	(2,631,881)
Advances from Working Interest Owners	(1,384,085)	302,592
Net Cash Used in Operating Activities	(3,325,496)	(4,665,600)

Investing Cash Flows
Additions of Oil and Gas Properties	(5,106,804)	(3,379,572)
Additions of Other Property and Equipment	(146,370)	(60,809)
Proceeds from Sale of Other Property and Equipment	326,000	4,069,948
Payments Received on Notes Receivable	-	14,600
Net Cash (Used in) Provided by Investing Activities	(4,927,174)	644,167

Financing Cash Flows
Net Proceeds from Exercises of Warrants	-	412,501
Net Proceeds from the Sale of Common Stock	3,328,057	6,826,740
Proceeds from Issuance of Notes Payable	10,750,000	-
Change in Restricted Cash to be used in Financing Activities	(150,000)	-
Deferred Financing Costs	(550,322)	-
Repayment of Borrowings	(4,125,000)	(248,684)
Net Cash Provided by Financing Activities	9,252,735	6,990,557

Increase in Cash and Cash Equivalents	1,000,065	2,969,124
Cash and Cash Equivalents at Beginning of the Period	450,691	683,979
Cash and Cash Equivalents at End of the Period	$1,450,756	$3,653,103

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

NOTE 2 – LIQUIDITY

At December 31, 2013, the Company’s Total Current Liabilities of $4.9 million exceeded its Total Current Assets of $2.8 million, resulting in a working capital deficit of approximately $2.1 million.  At March 31, 2013, the Company’s total current liabilities of $6.5 million exceeded its total current assets of $1.7 million, resulting in a working capital deficit of $4.8 million.  The $2.7 million reduction in the working capital deficit is primarily related to the Company effectively accessing the capital markets in connection with the sale of both equity and debt during the nine months ended December 31, 2013.  On August 13, 2013, the Company secured a long-term Loan for $7.5 million.  A portion of the funds raised in connection with the Loan were used to repay the $3.25 million in outstanding current Notes issued in April and May 2013 (as defined and described in Note 6).  On September 6, 2013, the Company closed a registered direct offering of $3,451,500 (approximately $3.2 million net, after deducting commissions and other expenses) in shares of common stock to certain institutional investors. The Company used the funds raised in the offerings to pay down expenses related to drilling, lease operating, workover activities and for general corporate purposes, including general and administrative expenses and legal settlements.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Oil and Gas Properties

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.  Properties not subject to amortization consist of acquisition, exploration and development costs, which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization.  Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $38.11 per barrel of oil equivalent (“BOE”) for the three months ended December 31, 2013, and was $40.41 per BOE for the three months ended December 31, 2012.  Amortization expense calculated per equivalent physical unit of production amounted to $37.14 per BOE for the nine months ended December 31, 2013, and was $40.73 per BOE for the nine months ended December 31, 2012.

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of December 31, 2013, no impairment of oil and gas properties was indicated.

All of Lucas's oil and gas properties are located in the United States.  Below are the components of Lucas's oil and gas properties recorded at:

	December 31,	March 31,
	2013	2013
Proved leasehold costs	$11,426,670	$10,002,828
Costs of wells and development	37,020,832	33,961,775
Capitalized asset retirement costs	745,197	745,197
Total oil and gas properties	49,192,699	44,709,800
Accumulated depreciation and depletion	(10,614,194)	(9,077,997)
Net capitalized costs	$38,578,505	$35,631,803

Other Property and Equipment

On March 21, 2013, Lucas entered into an agreement to sell its Gonzales County, Texas office building for $325,000.  A non-reimbursable down payment of $32,500 was paid on June 26, 2013, resulting in the carrying amount of the building to be reduced by the down payment amount.  On September 20, 2013, Lucas was paid an additional $30,000 non-reimbursable payment and on November 14, 2013 the final payment of $262,500 was made completing the sale.  As of December 31, 2013, the building is no longer recognized in the Company’s financial statements.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the retirement of oil and gas property and equipment for the nine-month period ended December 31, 2013.  Lucas does not have short-term asset retirement obligations as of December 31, 2013.

Carrying amount at beginning of period - March 31, 2013	$925,494
Liabilities settled	(52,149)
Accretion	65,952
Carrying amount at end of period – December 31, 2013	$939,297

NOTE 6 – NOTE PAYABLE

Effective April 4, 2013, the Company entered into a Loan Agreement with various lenders (the “April 2013 Loan Agreement”) pursuant to which such lenders loaned the Company an aggregate of $2,750,000 to be used for general working capital.  The lenders included entities beneficially owned by our chairman, Ken Daraie (which entity loaned us $2,000,000) and director, W. Andrew Krusen, Jr. (which entities loaned us $250,000), as well as an unrelated third party which loaned the Company $500,000.

Effective May 31, 2013, the Company entered into a Loan Agreement with various lenders (the “May 2013 Loan Agreement” and together with the April 2013 Loan Agreement, the “Loan Agreements”), pursuant to which such lenders loaned the Company an aggregate of $500,000 to be used for general working capital and to pay amounts the Company owed to Nordic Oil USA I, LLLP (“Nordic”).  The lenders were third parties, unaffiliated with the Company, and one lender who previously loaned the Company funds in connection with the April 2013 Loan Agreement provided the Company an additional $300,000 loan in connection with the May 2013 Loan Agreement.  The Loan Agreement included substantially similar terms as the April 2013 Loan Agreement and was approved by the prior lenders in the April 2013 Loan Agreement, who also waived their right to be repaid from the proceeds from the loans.

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

Effective on August 13, 2013, Lucas entered into a Letter Loan Agreement with Louise H. Rogers (the “Letter Loan”).  In connection with the Letter Loan and a Promissory Note entered into in connection therewith, Ms. Rogers loaned the Company $7.5 million (the “Loan”).  The Loan accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default), can be prepaid by Lucas at any time without penalty after November 13, 2013 and is due and payable on August 13, 2015, provided that $75,000 in interest only payments are due on the Loan during the first six months of the term (which have been escrowed by Lucas) and beginning on March 13, 2014, Lucas is required to make monthly amortization principal payments equivalent to the sum of fifty-percent of the Loan during months seven through twenty-four of the term.  An escrow deposit of $450,000 for the first six months interest was recorded as restricted cash within the balance sheet, with $150,000 being outstanding on the balance sheet as of December 31, 2013.  Lucas is also required to make mandatory prepayments of the loan in the event the collateral securing the Loan does not meet certain thresholds and coverage ratios.  The repayment of the Loan is secured by a security interest in substantially all of Lucas’s assets which was evidenced by a Security

Agreement and a Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing. Lucas agreed to pay a $15,000 quarterly administrative fee in connection with the Loan and grant the administrator a warrant to purchase up to 279,851 shares of Lucas’s common stock at an exercise price of $1.35 per share and a term continuing until the earlier of (a) August 13, 2018; and (b) three years after the payment in full of the Loan.  A portion of the funds raised in connection with the Loan were used to repay the $3.25 million in outstanding Notes issued in April and May 2013 as described above.  The Company also capitalized approximately $480,000 in deferred financing costs in relation to expenses incurred in the execution of the Letter Loan.

The Company accounts for the warrant valuations in accordance with ASC 470-20, Debt with Conversion and Other Options.  Therefore, the Company records the fair value of warrants issued in connection with those instruments and amortizes the discount through non-cash interest expense using the effective interest method over the term of the debt.  The fair value of the 275,000 April 2013 Warrants was recorded as a $137,118 debt discount and the fair value of the 50,000 May 2013 Warrants was recorded as a $27,383 debt discount.  As the Notes have been fully repaid, the Company has fully amortized the total debt discount of $164,501 for the Notes.  The fair value of the 279,851 Letter Loan warrants was recorded as a $127,963 debt discount, of which, $26,660 has been amortized as of December 31, 2013.

Additionally, Lucas had paid $147,194 in cash interest on the April 2013 Notes and $14,972 in cash interest on the May 2013 Notes.  These amounts were for total interest paid up to the Loan repayment date of August 16, 2013.  Lucas also has fully recognized $70,000 in amortization expenses in relation to deferred financing costs for the Notes.  The Company also paid $300,000 in cash interest and amortized approximately $90,000 in deferred financing cost for the Letter Loan reducing the deferred financing cost asset base to approximately $390,000.

NOTE 7 – STOCKHOLDERS' EQUITY

Preferred Stock

As of December 31, 2013, Lucas had 2,000 shares of Series A Convertible Preferred Stock issued and outstanding.  The shares of preferred stock were issued for property acquisitions and were recorded at the fair value of the shares on the date of issuance.  Each share of the Series A Convertible Preferred Stock is convertible into 1,000 shares of the Company’s common stock and has no liquidation preference and no maturity date.  Additionally, the conversion rate of the Series A Convertible Preferred Stock adjusts automatically in connection with and in proportion to any dividends payable by the Company in common stock.

Common Stock

The following summarizes Lucas's common stock activity during the nine-month period ended December 31, 2013:

		Common Shares
		Issued
	Amount	Per Share	Shares	Treasury	Outstanding
Balance at March 31, 2013			26,751,407	(36,900)	26,714,507
Private Offering - July (1)	$250,000	$1.35	185,185	-	185,185
Registered Direct Offering - September (2)	3,209,168	1.09	2,950,000	-	2,950,000
Share-Based Compensation	148,370	1.28	116,282	-	116,282
Balance at December 31, 2013			30,002,874	(36,900)	29,965,974

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

See Note 9 – Share-Based Compensation for information on common stock activity related to Share-Based Compensation, including shares granted to the board of directors, officers and employees.

Warrants

During the nine months ended December 31, 2013, warrants to purchase 200,000 shares of our common stock with an exercise price of $2.00 per share expired unexercised.  These warrants were granted in connection with the sale of units in the Company’s unit offering in September 2012.  As discussed in Note 6, the Company granted warrants to purchase 325,000 shares of our common stock with an exercise price of $1.50 per share and a term of five years in conjunction with the issuance of the April 2013 and May 2013 Notes as well as warrants to purchase 279,851 shares of our common stock with an exercise price of $1.35 per share and a term of five years in conjunction with the Letter Loan.  The warrants are indexed to the Company’s stock and per ASC Topics 480-10-25 and 815-40 treated as an equity instrument since the exercise price and shares are known and fixed at the date of issuance, and no other clause in the agreement requires the warrants to be treated as a liability.

The following is a summary of the Company's outstanding warrants at December 31, 2013:

Warrants		Exercise	Expiration	Intrinsic Value
Outstanding		Price ($)	Date	at December 31, 2013
150,630	(1)	2.98	July 4, 2014	$-
2,510,506	(2)	2.86	July 4, 2016	-
1,032,500	(3)	2.30	October 18, 2017	-
275,000	(4)	1.50	April 4, 2018	-
50,000	(5)	1.50	May 31, 2018	-
279,851	(6)	1.35	August 13, 2018	-
4,298,487				$-

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

NOTE 8 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2014 fiscal year and consequently, recorded no provision or benefit for income taxes for the three and nine months ended December 31, 2013.

NOTE 9 – SHARE-BASED COMPENSATION

In accordance with the provisions of ASC Topic 718, Lucas measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Common Stock

During the nine-month period ended December 31, 2013, Lucas awarded 107,917 shares of its common stock with an aggregate grant date fair value of $132,355, which was recognized as stock compensation expense.  The common stock share awards were valued based on the trading value of Lucas’s common stock on the date of grant, according to the employment agreements with certain officers and other managerial personnel.  Of the 107,917 shares of common stock awarded, only 92,710 shares had been issued as of December 31, 2013.  The remaining 15,207 shares had been awarded but not issued as of December 31, 2013; therefore, $18,280 was accrued in common stock payable, representing the fair value of Lucas’s common stock on the grant date.

Stock Options

Of the Company’s outstanding options, 305,200 expired, were exercised, or forfeited during the nine months ended December 31, 2013.

The following table sets forth stock option activity for the nine-month periods ended December 31, 2013 and 2012:

	Nine Months Ended		Nine Months Ended
	December 31, 2013		December 31, 2012
	Number of Stock Options	Weighted Average Grant Price	Number of Stock Options	Weighted Average Grant Price
Outstanding at March 31	819,668	$1.55	456,000	$2.88
Granted	400,000	1.13	760,400	1.46
Expired/Cancelled	(305,200)	1.49	(305,600)	3.33
Outstanding at December 31	914,468	$1.39	910,800	$1.54

Lucas granted stock options to purchase shares of common stock during the nine months ended December 31, 2013 to an officer as employee based compensation. Effective April 1, 2013, the officer was granted stock options to purchase 125,000 shares of common stock with a fair value of $66,635 to be amortized and recognized as compensation expense over the service period.  The exercise price for the options equaled the closing price of the Company stock on March 28, 2013.  All issuances were valued at fair value on the date of grant based on the market value of Lucas’s common stock using the Black Scholes option pricing model.  On September 30, 2013, the officer resigned, thereby canceling the options to purchase 125,000 shares of common stock, which had not yet vested.  Of the options to purchase 125,000 shares of common stock granted to the officer, 75,000 were to vest on the one year anniversary of the grant date and the remaining 50,000 were to vest on the two year anniversary of the grant date.

The Company also granted a director stock options to purchase 50,000 shares of common stock with a fair value of $17,507 to be amortized and recognized as compensation expense over the vesting period in July 2013.  The 50,000 options vest at the rate of 1/12 of such options over the period from July 2013 to June 2014.  The options have a two year exercise period and the exercise price for the options equaled the closing price of the Company stock on July 2, 2013.  All issuances were valued at fair value on the date of grant based on the market value of Lucas’s common stock using the Black Scholes option pricing model.

Additionally, during the quarter ended December 31, 2013, Lucas granted the directors of the Company stock options to purchase an aggregate of 225,000 shares of common stock with a fair value of $45,652 to be amortized and recognized as compensation expense over the vesting period.  Of the 225,000 options granted, 200,000 vest at a rate of 1/12 of such options over the period from January 2014 to December 2014 while the remaining 25,000 vest at a rate of 1/6 of such options over the period from July 2014 to December 2014. The options have a three year exercise period and the exercise price for the options equaled the closing price of the Company stock on December 24, 2013 ($0.98 per share).  All issuances were valued at fair value on the date of grant based on the market value of Lucas’s common stock using the Black Scholes option pricing model.

During the nine months ended December 31, 2013, 305,200 options were cancelled due to employee resignations.

Compensation expense related to stock options during the three-month and nine-month periods ended December 31, 2013 was $113,368 and $365,608, respectively.

Options outstanding and exercisable at December 31, 2013 and December 31, 2012 had no intrinsic value.  The intrinsic value is based upon the difference between the market price of Lucas’s common stock on the date of exercise and the grant price of the stock options.

The following tabulation summarizes the remaining terms of the options outstanding:

Exercise	Remaining	Options	Options
Price ($)	Life (Yrs.)	Outstanding	Exercisable
1.15	1.00	216,668	216,668
2.07	6.80	72,000	72,000
1.63	3.80	100,800	25,200
1.74	3.80	150,000	100,000
1.61	4.00	50,000	-
1.58	4.10	50,000	-
1.28	1.50	50,000	20,835
0.98	3.00	225,000	-
	Total	914,468	434,703

As of December 31, 2013, total unrecognized stock-based compensation expense related to all non-vested stock options was $231,057, which is being recognized over a weighted average period of approximately 2.4 years.

In prior periods, the shareholders of the Company approved the Company's 2012 and 2010 Stock Incentive Plans (the Plans).  The Plans are intended to secure for the Company the benefits arising from ownership of the Company's common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company's future growth. The Plans provide an opportunity for any employee, officer, director or consultant of the Company to receive incentive stock options (to eligible employees only), nonqualified stock options, restricted stock, stock awards and shares in performance of services. There were 535,206 shares available for issuance under the Plans as of December 31, 2013.

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

On October 13, 2011, Lucas entered into a purchase and sale agreement with Nordic Oil USA I, LLLP (“Nordic”), whereby effective July 1, 2011, Lucas purchased all of Nordic’s right, title and interest in certain oil, gas and mineral leases located in Gonzales, Karnes and Wilson Counties, Texas.  The transaction officially closed on November 18, 2011. Lucas agreed to pay Nordic $22 million, payable in the form of a senior secured promissory note (with recourse only to the properties acquired), which accrued interest at the rate of 6% per annum (the “Note”), the payment of which was secured by a Deed of Trust, Security Agreement, Financing Statement and Assignment of Production on the property acquired (the “Deed of Trust”).  Lucas failed to pay the note when it was due on November 17, 2012, and the parties were unable to come to terms on a settlement of the debt.  Subsequently in December 2012, Nordic filed a lawsuit against Lucas pursuant to which Nordic made claims for the payment of damages in connection with liens attached to the property, the proceeds from alleged wrongful assignments of the property acquired in the transaction, pre-and-post judgment interest, a foreclosure and sale of the property, plus attorney’s fees in the amount of 10% of the principal and interest then owing on the note (as allegedly allowed pursuant to the terms of the Note), and sought damages for breach of contract and attorney’s fees. On March 29, 2013, and effective March 31, 2013 (the “Effective Date”), Lucas entered into a Settlement and Release Agreement with Nordic (the “Settlement Agreement”), pursuant to which the parties agreed to settle and terminate the purchase and sale agreement, Lucas agreed to pay $1,125,000 to Nordic (which has been paid to date), assigned certain properties and completed certain fieldwork stipulated in the Settlement and Release Agreement.  Additionally, the parties agreed to mutually release each other and each other’s affiliates and assigns from all claims, causes of actions, damages and liabilities relating to any events which occurred prior to the effective date, whether as a result of the purchase of the properties, the note or otherwise, and to further indemnify each other from any claims associated therewith. On September 19, 2013, Lucas made the final $125,000 payment per the Settlement Agreement.  On November 13, 2013, Nordic filed a Notice of Dismissal with Prejudice dismissing all of Nordic’s claims against Lucas.

On October 5, 2012, Knight Capital Americas LLC (as successor in interest to Knight Capital America, L.P. (“Knight”)), filed suit against the Company in the Supreme Court of the State of New York, County of New York (Index No. 157012/2012).  The Company previously engaged Knight as a broker/dealer in connection with a proposed fund raise.  The suit alleges causes of actions for breach of contract, unjust enrichment, breach of implied covenants, tortious interference and seeks declaratory relief in connection with the Company allegedly failing to pay Knight fees in connection with its right of first refusal to provide broker/dealer services in connection with a subsequently completed fund raise undertaken by the Company.  On September 18, 2013, Lucas entered into a Settlement and Release Agreement with Knight, pursuant to which the parties agreed to settle the litigation, and Lucas agreed to pay Knight an aggregate of $220,000, which amount has been paid to date (with the final $33,334 payment being made on December 16, 2013), and Knight subsequently dismissed the lawsuit with prejudice.

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

NOTE 11 – POSTRETIREMENT BENEFITS

Lucas maintains a matched defined contribution savings plan for its employees.  During the three-month and nine-month periods ended December 31, 2013, Lucas's total costs recognized for the savings plan were $8,051 and $23,007, respectively.  During the three-month and nine-month periods ended December 31, 2012, Lucas's total costs recognized for the savings plan were $10,800 and $28,941, respectively.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the nine-month periods ended December 31, 2013 and 2012:

	Nine Months Ended December 31,
	2013	2012
Interest	$465,771	$27,164
Income taxes	15,000	-

Non-cash investing and financing activities for the nine-month periods ended December 31, 2013 and 2012 included the following:

	Nine Months Ended December 31,
	2013	2012

Increase in asset retirement obligations	$-	$202,500
Net assumption of note payable
in acquisition of oil and gas properties	-	450,000
Discounts on notes payable	292,464	-
Extinguishment of note receivable in
exchange of certain oil and gas properties	-	470,812
Conversion of preferred stock to
common stock	-	5,163,930
Accrued capital expenditures included in
accounts payable and accrued liabilities	1,589,962	-
Extinguishment of note payable in
exchange of certain oil and gas properties	-	(269,163)

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

We are nearing the end of our fiscal year 2014, which has been a time of great difficulties and re-focus for Lucas.  Over the course of the prior calendar year, the Company has resolved numerous outstanding legal actions and reduced associated debt, which resulted in a vastly improved balance sheet for the Company.  Additionally, we sold off non-strategic assets and completed modest capital raises in an effort to stabilize the Company’s financial structure.

We believe that our strategy to operate with sound judgment and lower costs has been successful.  This process resulted in significant decreases in both operating and general and administrative expenses over the course of the preceding nine months.  However, the minimal capital outlay for development has curbed the expected decline in costs on a per barrel basis.

The Company initiated a work-over program in the fall of 2013 in an effort to stabilize rapidly declining production.  These efforts stemmed the production decline to a degree, and while improvements have been made in overall field operating and general and administrative expenses, the Company maintains flat production and continues to make minimal progress in increasing operating profits.

The Company’s strategy had been to access modest sums of relatively-cheap capital to provide for limited development activity and to re-enter the capital markets upon an improvement in the Company’s financial condition.  To date we have been unable to locate long-term investors to raise capital for the Company in connection with this deliberate, low-impact grow-over-time stance. The Company believes it must now establish a sustained program of asset development, and specifically, begin to develop its Eagle Ford reserves.

As we have continually reviewed our position and the Company’s prospects for future growth, we have noted that the markets place a higher value on size and market capitalization.  Measures such as return on equity, liquidity and stock multiples have led us to conclude that the market in general views small-cap and mid-cap exploration and production companies as having greater potential than micro-caps.  Companies of larger size and scope in general have access to more favorable debt financing, receive greater analyst coverage, trade with greater liquidity and consequently, often have higher share prices; which are factors leading us to shift to a more aggressive posture going forward.

Specifically, in December 2013, the Company stated that it is actively reviewing a number of opportunities for strategic partnership, acquisitions, and mergers with a focus on development of reserves, increasing revenue, and improving shareholder value.  We have escalated these activities in the first quarter of calendar 2014 and engaged an investment banking firm to assist in that process and are actively discussing a number of potential transactions with a simple objective: create an entity of the necessary size and financial mass to develop the significant reserves at our disposal.  We have not entered into any pending or definitive transactions to date.

We plan to advance the objective of becoming a contributing player in our core areas by growing from corporate transactions and asset development activities over the first half calendar of 2014.  The goal and planned end result of our near-term activity will be to create a company with a sturdy platform capable of delivering on the long expected conversion of reserves to enhance shareholder value.

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

At December 31, 2013, the Company had leasehold interests (working interests) in approximately 17,700 gross acres.  The Company’s total net developed and undeveloped acreage as measured from the surface to the base of the Austin Chalk formation was approximately 14,300 net acres.  In deeper formations, the Company has approximately 4,200 net acres in the Eagle Ford oil window and 1,596 net acres in the Eaglebine, Buda and Glen Rose oil bearing formations.

At the end of December 2013, Lucas was producing an average of approximately 150 net barrels of oil equivalent per day (BOEPD) from 59 active well bores, of which 16 wells accounted for more than 80% of our production.  The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well.  An affiliate of Marathon Oil Corporation operates the only two Eagle Ford horizontal wells in our Gonzales leases, of which we have a 15% working interest on each well.  Our production sales totaled 14,541 and 41,362 barrels of oil equivalent, net to our interest, for the three and nine months ended December 31, 2013, respectively.

At March 31, 2013, Lucas Energy's total estimated net proved reserves were 5.6 million barrels of oil equivalent (BOE), of which 5.1 million barrels (BBLs) were crude oil reserves, and 2.6 billion cubic feet (BCF) were natural gas reserves (see Supplemental Information to Consolidated Financial Statements).  As of December 31, 2013, Lucas employed 12 full-time employees.  We also utilized over six contractors on an "as-needed" basis to carry out various functions of the Company, including but not limited to field operations, land administration, corporate activity and information technology maintenance.

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

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three-month and nine-month periods ended December 31, 2013 and 2012 should be read in conjunction with the condensed consolidated financial statements of Lucas Energy and notes thereto included in this Quarterly Report on Form 10-Q.  As used below, the abbreviations "Bbls" stands for barrels, "NGL" stands for natural gas liquids, "Mcf" for thousand cubic feet and "Boe" for barrels of oil equivalent on the basis of six Mcf per barrel.  The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended December 31, 2013 vs. Three Months Ended December 31, 2012

We reported a net loss for the three months ended December 31, 2013 of $1.1 million, or $0.04 per share. For the same period a year ago, we reported a net loss of $2.7 million, or $0.10 per share. Although our total revenues decreased by $0.6 million over the same period, our net loss decreased by $1.6 million primarily due to a decrease in total operating expenses of $2.2 million including a 45% reduction in lease operating expenses and a 56% reduction in general and administrative expenses.

The following table sets forth the operating results and production data for the three-month periods ended December 31, 2013 and 2012.

	Three Months Ended December 31,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	14,541	18,969	(4,428)	(23%)
Natural Gas & NGL (Mcf)	-	4,785	(4,785)	(100%)
Total (Boe)	14,541	19,767	(5,226)	(26%)

Crude Oil (Bbls per day)	158	206	(48)	(23%)
Natural Gas (Mcf per day)	-	52	(52)	(100%)
Total (Boe per day)	158	215	(57)	(27%)

Average Sale Price:
Crude Oil ($/Bbl)	$93.54	$100.10	$(6.56)	(7%)
Natural Gas ($/Mcf)	$-	$6.07	$(6.07)	(100%)

Net Operating Revenues:
Crude Oil	$1,360,131	$1,898,863	$(538,732)	(28%)
Natural Gas & NGL	-	29,032	(29,032)	(100%)
Total Revenues	$1,360,131	$1,927,895	$(567,764)	(29%)

Oil and Gas Revenues

Total crude oil and natural gas revenues for the three months ended December 31, 2013 decreased $0.5 million, or 28%, to $1.4 million from $1.9 million for the same period a year ago due primarily to an unfavorable crude oil volume variance of $0.4 million and an unfavorable price variance of $0.1 million.  The production decline is primarily related to the Company having a reduced property base due to the sale of the Baker DeForest property in October 2012 and the assignment of certain Company properties to Nordic per the Nordic Settlement Agreement just prior to the previous fiscal year end (see Note 10 – Commitments and Contingencies in the attached financial statements).  When compared to the prior period the reduced property base from the property and assignment sales represented an approximately $0.4 million decrease in production sales.  Additionally, in the prior reporting period, the Company had additional production sales of approximately $0.5 million due to new drilling and lateral programs with higher front-end production when compared to the current period.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended December 31,		Increase	%Increase
	2013	2012	(Decrease)	(Decrease)
Direct lease operating expense	$230,830	$488,796	$(257,966)	(53%)
Workover expense	293,410	462,993	(169,583)	(37%)
Other	29,438	51,131	(21,693)	(42%)
Total Lease Operating Expenses	$553,678	$1,002,920	$(449,242)	(45%)
Severance and Property Taxes	69,545	101,688	(32,143)	(32%)
Depreciation, Depletion,
Amortization and Accretion	601,950	884,010	(282,060)	(32%)

General and Administrative (G&A)	$837,964	$1,909,317	$(1,071,353)	(56%)
Share-Based Compensation	113,368	429,176	(315,808)	(74%)
Total G&A Expense	$951,332	$2,338,493	$(1,387,161)	(59%)

Interest Expense	304,592	343,969	(39,377)	(11%)
Other Expense (Income), Net	9,968	4,081	5,887	144%

Lease Operating Expenses

Lease operating expenses decreased $0.4 million for the current quarter as compared to the prior year period principally due to less production from prior period asset sales and assignments and a decline in direct lease operating and workover expenses from the Company’s expanding effort to improve operating efficiencies.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased $0.3 million primarily due to a decrease in production of 5,226 Boe compared to the previous period.  The unit DD&A rate per Boe also decreased from $40.41 to $38.11 for the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

Total General and Administrative Expenses

Total G&A expense decreased by $1.4 million primarily due to the Company’s overall focus in improving the efficiency of the daily operating activities within the Company and a reduction in employee wage expenses and bonuses as well as less consulting, contracting and outsourcing expenses.

Interest Expense

Interest expense for the three months ended December 31, 2013 consisted of interest payments of approximately $0.3 million made in relation to the Notes issued in April 2013 and May 2013 and the Letter Loan entered into in August 2013 (described below under “Liquidity and Capital Resources” – “Financing”).  When compared to the same period a year ago, which primarily related to incurred interest expense of approximately $0.3 million on the Nordic note, there is no significant change.

Other Expense (Income), Net

        Other Expense (Income) for the three months ended December 31, 2013, primarily consisted of $15,000 in financing fees offset by $3,500 in discounts from accounts payable settlements and a $1,000 gain from the sale of old vehicles and approximately $500 in rental income from our Gonzales County office before it was sold.

Nine Months Ended December 31, 2013 vs. Nine Months Ended December 31, 2012

We reported a net loss for the nine months ended December 31, 2013 of $3.6 million, or $0.13 per share. For the same period a year ago, we reported a net loss of $6.2 million, or $0.25 per share. Although our total revenues decreased by $2.3 million, our net loss decreased by $2.5 million primarily due to a decrease in total operating expenses of $4.7 million with an additional decrease in other expenses of $0.1 million.

The following table sets forth the operating results and production data for the nine-month periods ended December 31, 2013 and 2012.

	Nine Months Ended December 31,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	41,362	65,250	(23,888)	(37%)
Natural Gas & NGL (Mcf)	-	10,574	(10,574)	(100%)
Total (Boe)	41,362	67,012	(25,650)	(38%)

Crude Oil (Bbls per day)	150	237	(87)	(37%)
Natural Gas (Mcf per day)	-	38	(38)	(100%)
Total (Boe per day)	150	243	(93)	(38%)

Average Sale Price:
Crude Oil ($/Bbl)	$98.40	$96.77	$1.63	2%
Natural Gas ($/Mcf)	$-	$6.07	$(6.07)	(100%)

Net Operating Revenues:
Crude Oil	$4,070,060	$6,314,279	$(2,244,219)	(36%)
Natural Gas & NGL	-	64,230	(64,230)	(100%)
Total Revenues	$4,070,060	$6,378,509	$(2,308,449)	(36%)

Oil and Gas Revenues

Total crude oil and natural gas revenues for the nine months ended December 31, 2013 decreased $2.2 million, or 36%, to $4.1 million compared to $6.3 million for the same period a year ago due primarily to an unfavorable crude oil volume variance of $2.3 million. There was also a minimal favorable price variance, which had no significant impact during the periods.  The production decline is primarily related to the Company having a reduced property base due to the sale of the Baker DeForest property in October 2012 and the assignment of certain Company properties to Nordic per the Nordic Settlement Agreement just prior to the previous fiscal year end (see Note 10 – Commitments and Contingencies in the attached financial statements).  When compared to the prior period the reduced property base from the property and assignment sales represented an approximately $1.2 million decrease in production sales.  Additionally, in the prior reporting period, the Company had additional production sales of approximately $1.1 million due to new drilling and lateral programs with higher front-end production when compared to the current period.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Nine Months Ended December 31,		Increase	%Increase
	2013	2012	(Decrease)	(Decrease)
Direct lease operating expense	$757,333	$1,640,914	$(883,581)	(54%)
Workovers expense	891,378	1,285,689	(394,311)	(31%)
Other	92,953	159,223	(66,270)	(42%)
Total Lease Operating Expenses	$1,741,664	$3,085,826	$(1,344,162)	(44%)
Severance and Property Taxes	220,225	329,068	(108,842)	(33%)
Depreciation, Depletion,
Amortization and Accretion	1,700,962	2,882,338	(1,181,376)	(41%)

General and Administrative (G&A)	$2,840,981	$4,608,259	$(1,767,278)	(38%)
Share-Based Compensation	365,608	625,283	(259,675)	(42%)
Total G&A Expense	$3,206,589	$5,233,542	$(2,026,953)	(39%)

Interest Expense	855,119	1,035,498	(180,379)	(17%)
Other Expense (Income), Net	(20,268)	(11,806)	(8,462)	72%

Lease Operating Expenses

Lease operating expenses decreased $1.3 million for the nine months ended December 31, 2013 as compared to the prior year period principally due to less production from prior period asset sales and assignments and a decline in direct lease operating and workover expenses from the Company’s expanding effort to improve operating efficiencies.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased $1.2 million primarily due to a decrease in production of 25,650 Boe compared to the previous period.  The unit DD&A rate per Boe also decreased from $40.73 to $37.14 for the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012.

Total General and Administrative Expenses

Total G&A expense decreased by $2.0 million primarily due to the Company’s overall focus in improving the efficiency of the daily operating activities within the Company and a reduction in employee wage expenses and bonuses as well as less consulting, contracting and outsourcing expenses.

Interest Expense

Interest expense for the nine months ended December 31, 2013 consisted of interest payments of approximately $0.9 million made in relation to the Notes issued in April 2013 and May 2013 and the Letter Loan entered into in August 2013 (described below under “Liquidity and Capital Resources” – “Financing”).  When compared to the same period a year ago, which primarily related to incurred interest expense of approximately $1.0 million on the Nordic note, there is a $0.2 million decrease.

Other Expense (Income), Net

        Other Expense (Income) for the nine months ended December 31, 2013, primarily consisted of approximately $88,000 in financing fees offset by approximately $105,000 in discounts from accounts payable settlements, approximately $2,000 in office space rental income from our Gonzales County office and a $1,000 gain from the sale of old vehicles.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of cash for Lucas during the nine months ended December 31, 2013 were funds generated from sales of crude oil and borrowings and funds raised through the sale of common stock.  The primary uses of cash were funds used in operations and repayment of other borrowings.

Working Capital

At December 31, 2013, the Company’s Total Current Liabilities of $4.9 million exceeded its Total Current Assets  of $2.8 million, resulting in a working capital deficit of approximately $2.1 million.  At March 31, 2013, the Company’s total current liabilities of $6.5 million exceeded its total current assets of $1.7 million, resulting in a working capital deficit of $4.8 million.  The $2.7 million reduction in the working capital deficit is primarily related to the Company effectively accessing the capital markets in connection with the sale of both equity and debt during the nine months ended December 31, 2013.  On August 13, 2013, the Company secured a long-term Loan for $7.5 million.  A portion of the funds raised in connection with the Loan were used to repay the $3.25 million in outstanding current Notes issued in April and May 2013 (as described below).  On September 6, 2013, the Company closed a registered direct offering of $3,451,500 (approximately $3.2 million net, after deducting commissions and other expenses) in shares of common stock to certain institutional investors. The Company used the funds raised in the offerings to pay down expenses related to drilling, lease operating, workover activities and for general corporate purposes, including general and administrative expenses and legal settlements.

The Company believes its undeveloped acreage and continued ability to access the capital markets in both equity and debt provides a sufficient means to conduct its current operations, meet its contractual obligations and undertake a forward outlook on future development of its current fields.

Cash Flows

	Nine Months Ended December 31,
	2013	2012
Cash flows used in operating activities	(3,325,496)	(4,665,600)
Cash flows (used in) provided by investing activities	(4,927,174)	644,167
Cash flows provided by financing activities	9,252,735	6,990,557
Net increase in cash and cash equivalents	1,000,065	2,969,124

Net cash used in operating activities was approximately $3.3 million for the nine months ended December 31, 2013 as compared to $4.7 million for the same period a year ago.  The decrease in net cash used in operating activities of $1.4 million was due primarily to a $2.5 million reduction of net loss and the paying down of all the outstanding advances to working interest owners via the settlement of the Seidler lawsuit (see Note 10 – Commitments and Contingencies in the attached financial statements).

Net cash used in investing activities was approximately $5.0 million for the nine months ended December 31, 2013 as compared to net cash provided by investing activities of $0.6 million for the same period a year ago.  The decrease in net cash provided by investing activities was primarily due to a $1.7 million increase of additions to oil and gas properties offset by a $3.7 million decrease in the proceeds from the sale of oil and gas properties in the prior period.

Net cash provided by financing activities was approximately $9.3 million for the nine months ended December 31, 2013 as compared to net cash provided by financing activities of 7.0 million for the same period a year ago.  The increase in net cash provided by financing activities was primarily related to approximately $2.3 million of additional loan and equity proceeds, net of repayments, from the current period when compared to equity sales and loan repayment amounts from the same period a year ago.

Financing

Effective April 4, 2013, the Company entered into a Loan Agreement with various lenders (the “April 2013 Loan Agreement”) pursuant to which such lenders loaned the Company an aggregate of $2,750,000 to be used for general working capital.  The lenders included entities beneficially owned by our chairman, Ken Daraie (which entity loaned us $2,000,000) and director, W. Andrew Krusen, Jr. (which entities loaned us $250,000), as well as an unrelated third party which loaned the Company $500,000.

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

Effective on August 13, 2013, Lucas entered into a Letter Loan Agreement with Louise H. Rogers (the “Letter Loan”).  In connection with the Letter Loan and a Promissory Note entered into in connection therewith, Ms. Rogers loaned the Company $7.5 million (the “Loan”).  The Loan accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default), can be prepaid by Lucas at any time without penalty after November 13, 2013 and is due and payable on August 13, 2015, provided that $75,000 in interest only payments are due on the Loan during the first six months of the term (which have been escrowed by Lucas) and beginning on March 13, 2014, Lucas is required to make monthly amortization principal payments of equivalent to the sum of fifty-percent of the Loan during months seven through twenty-four of the term.  The $450,000 escrow deposit for the first six months interest has been recorded as restricted cash within the balance sheet, with $150,000 being recognized on the balance sheet as of December 31, 2013.  Lucas is also required to make mandatory prepayments of the loan in the event the collateral securing the Loan does not meet certain thresholds and coverage ratios.  The repayment of the Loan is secured by a security interest in substantially all of Lucas’s assets which was evidenced by a Security Agreement and a Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing. Lucas agreed to pay a $15,000 quarterly administrative fee in connection with the Loan and grant the administrator a warrant to purchase up to 279,851 shares of Lucas’s common stock at an exercise price of $1.35 per share and a term continuing until the earlier of (a) August 13, 2018; and (b) three years after the payment in full of the Loan.  A portion of the funds raised in connection with the Loan were used to repay the $3.25 million in outstanding Notes issued in April and May 2013 as described above.

On September 6, 2013, the Company closed a registered direct offering of $3,451,500 (approximately $3.2 million net, after deducting commissions and other expenses) of shares of common stock to certain institutional investors. In total, the Company sold 2.95 million shares of common stock at a price of $1.17 per share.

Lucas plans to continue to focus a substantial portion of its capital expenditures in various known prolific and productive geological formations, including the Austin Chalk, Eagle Ford and Buda formations, primarily in Gonzales, Wilson, and Karnes counties south of the city of San Antonio, Texas and in the Eaglebine, Buda, and Glen Rose formations in Madison and Leon counties north of the city of Houston, Texas.  Lucas expects capital expenditures to be greater than cash flow from operating activities for the remainder of the 2014 fiscal year and into fiscal 2015.  To cover the anticipated shortfall, our business plan includes establishing a reserve-based line of credit, initiate bank or private borrowings, and/or issue equity or debt offerings similar to the above; provided that the Company is also actively reviewing a number of opportunities for strategic partnership, acquisitions, and mergers with a focus on development of reserves, increasing revenue, and improving shareholder value as discussed above.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We do not engage in commodity price hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer (our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures. The Company’s management, including the Chief Executive Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer (our principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

For information regarding these and other legal matters, refer to Note 10 to the condensed consolidated financial statements contained in this Quarterly Report.

Lucas is periodically named in legal actions arising from normal business activities. Lucas evaluates the merits of these actions and, if it determines that an unfavorable outcome is probable and can be reasonably estimated, Lucas will establish the necessary reserves. Described below is information in regards to two proceedings which did not arise from Lucas’s normal business activities and which Lucas believes are material to the Company, which have either been settled or are in the process of being settled:

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

On October 5, 2012, Knight Capital Americas LLC (as successor in interest to Knight Capital America, L.P. (“Knight”)), filed suit against the Company in the Supreme Court of the State of New York, County of New York (Index No. 157012/2012).  The Company previously engaged Knight as a broker/dealer in connection with a proposed fund raise.  The suit alleged causes of actions for breach of contract, unjust enrichment, breach of implied covenants, tortious interference and seeks declaratory relief in connection with the Company allegedly failing to pay Knight fees in connection with its right of first refusal to provide broker/dealer services in connection with a subsequently completed fund raise undertaken by the Company.  On September 18, 2013, Lucas entered into a Settlement and Release Agreement with Knight, pursuant to which the parties agreed to settle the litigation, and Lucas agreed to pay Knight an aggregate of $220,000, which amount has been paid to date (with the final $33,334 payment being made on December 16, 2013), and Knight subsequently dismissed the lawsuit with prejudice.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

On September 18, 2013, Lucas entered into a Settlement and Release Agreement with Knight, pursuant to which the parties agreed to settle the litigation, and Lucas agreed to pay Knight an aggregate of $220,000, which amount has been paid to date (with the final $33,334 payment being made on December 16, 2013), and Knight subsequently dismissed the lawsuit with Knight with prejudice.

Effective November 11, 2013, Ken Daraie was appointed as the Chairman of the Board of Directors replacing Ryan J. Morris, who has served in the capacity since December 2012.

During the quarter ended December 31, 2013, Lucas granted the directors of the Company stock options to purchase an aggregate of 225,000 shares of common stock with a fair value of $45,652 to be amortized and recognized as compensation expenses over the vesting period.  Of the 225,000 options granted, 200,000 vest at a rate of 1/12 of such options over the period from January 2014 to December 2014 while the remaining 25,000 vest at a rate of 1/6 of such options over the period from July 2014 to December 2014. The options have a three year exercise period and the exercise price for the options equaled the closing price of the Company stock on December 24, 2013 ($0.98 per share).

Effective January 1, 2014, the Compensation Committee approved the following cash compensation for the Board of Directors: (a) each member of the Board of Directors will be paid $5,000 per calendar quarter ($20,000 per year) for services to the Board of Directors; (b) the Chairman of the Board of Directors (currently Mr. Daraie) will receive an additional $1,000 per quarter; (c) the Chairman of the Compensation Committee and Nominating and Governance Committee will receive an additional $500 per quarter; and (d) the Chairman of the Audit Committee will receive an additional $1,000 per quarter.

In November 2013, the Company completed the first of two planned horizontal drilling projects, the Merit RVS #1 Sidetrack well in Gonzales County, Texas. On November 24, 2013, the Company swabbed the well and recovered 113 barrels per day of fluid in total, of which 47 barrels of oil per day (BOPD) was crude oil.  As of the date of the filing of this report, the Merit RVS #1 Sidetrack well was producing approximately 10 BOPD of crude oil.

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
(Registrant)

/s/ Anthony C. Schnur
Anthony C. Schnur
Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive and Principal Accounting/Financial Officer)

Date: February 13, 2014

 EXHIBIT INDEX

Exhibit No.	Description

1.1(1)	Placement Agency Agreement by and between the Company and Euro Pacific Capital, Inc. dated as of August 30, 2013

4.1(2)	Common Stock Purchase Warrant (Robertson Global Credit, LLC)(3)

10.1(1)	Form of Securities Purchase Agreement by and between the Company and each investor dated as of September 3, 2013

10.2(2)	Letter Loan Agreement (Louise H. Rogers)(August 13, 2013)(3)

10.3(2)	Promissory Note ($7.5 million)(Louise H. Rogers)(August 13, 2013)

10.4(2)	Security Agreement (Louise H. Rogers)(August 13, 2013)

10.5(2)	Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement, and Fixture Filing (Louise H. Rogers)(August 13, 2013)

10.6(4)	Meson Capital Partners LP Subscription Agreement (July 17, 2013)

* 31.1	Section 302 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer.

** 32.1	Section 906 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer.

*** 101.INS	XBRL Instance Document.

*** 101.SCH	XBRL Schema Document.

*** 101.CAL	XBRL Calculation Linkbase Document.

*** 101.DEF	XBRL Definition Linkbase Document.

*** 101.LAB	XBRL Label Linkbase Document.

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

(3) The Common Stock Purchase Warrant which forms Exhibit A to the Letter Loan Agreement has been filed separately as Exhibit 4.1.

(2) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 14, 2013 and incorporated herein by reference.

** Furnished herewith.

*** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets – December 31, 2013 and March 31, 2013, (ii) the Condensed Consolidated Statements of Operations - Three and Nine Months Ended December 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows - Nine Months Ended December 31, 2013 and 2012; and (iv) Notes to Condensed Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.