Form 10-K
period 2014-03-31
LUCAS ENERGY, INC.
filed 2014-06-27
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________
FORM 10-K
_____________
(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2014
or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-32508

LUCAS ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2660243
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3555 Timmons Lane, Suite 1550, Houston, Texas	77027
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: 713-528-1881

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Common Stock aggregate market value held by non-affiliates as of the registrant's most recently completed second fiscal quarter, September 30, 2013: $28,700,886.

There were 33,399,615 shares of the registrant's common stock outstanding as of June 6, 2014.

Documents incorporated by reference: none.

June 2014
Dear Shareholders,

Our fiscal year 2014 was marked by significant transition and transformation.  We believe that Lucas Energy continues to be an asset rich company with the potential to grow.  From an asset development standpoint, we followed a “Grow into Growth” strategy whereby we raised capital in smaller portions in an attempt to conduct limited (low cost) development operations to bolster our position in anticipation of raising less expensive capital.  From an operational standpoint this effort, while providing some incremental production, did not provide the increases we had hoped.

This brought about a strategic review resulting in a change in direction.  As previously discussed in prior press releases, the Company is actively reviewing a number of opportunities to accelerate development of Eagle Ford and other oil reserves.  These potential opportunities include, but are not limited to, strategic partnership(s), asset or corporate acquisitions, development funding and/or merger opportunities.

Regarding our Eagle Ford asset position, in 2010, Lucas Energy entered into a participation agreement with Hilcorp Energy LLP (now Marathon Resource EF, LLC (“Marathon”)) effective March 1, 2010, for a term of five years.  The agreement provides Marathon with an 85% interest in the oil, gas and mineral leases of our interest below the base of the Austin Chalk in Gonzales County (The Eagle Ford Shale resides immediately below the Chalk.)  Marathon, as well as Lucas Energy, has the right to propose up to three obligatory wells per year (“Obligation Wells”) and additional wells (over three per year) which would either require consent from both Lucas Energy and Marathon or be considered a well(s) necessary to drill in order to maintain lease rights (“Required Wells”).

Upon the proposing of a well, the other party has a 30-day period to “Consent” to drilling the well or elect to “Non-Consent” and not participate in the well.  The impact on Lucas Energy is that until the election is made, the Company is not certain whether we will require approximately $1.2 million for a 15% share or $8.0 million for a 100% share.  This disparity can make it difficult to raise funds for drilling.  Lucas Energy believes it has crafted a solution to address this issue and is now more confident in its ability to proceed.

Management is encouraged on several fronts.  First, our Eagle Ford reserves are increasing due to a combination of increased density of well locations while surrounding activity shows consistently improved results due to the advance in completion technology.  Second, this organization had to be torn down in order for it to be rebuilt.  While this takes time, and never goes as quickly as we would hope, Lucas Energy’s management team is now squarely focused on the asset development process as opposed to lawsuits, land, title and financial diligence and staff adjustments.  Third, as our most recent quarter illustrates, we have now arrived at our desired cost structure in that we are conducting our affairs in a cost effective manner planning for future growth.  Fourth, we believe that the development strategy is now more aligned with the need for greater certainty that potential investment groups desire.  And lastly we believe that all of this together creates a compelling growth story and an attractive opportunity for development funding and/or corporate combinations.

Sincerely yours,

Anthony “Tony” C. Schnur
Chief Executive Officer

Cautionary Information Regarding Forward-Looking Statements.

This letter includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward looking statements provide our current expectations, opinions, beliefs or forecasts of future events and performance.  A statement identified by the use of forward looking words including “may,” “expects,” “projects,” “anticipates,” “plans,” “believes,” “estimate,” “should,” and certain of the other foregoing statements may be deemed forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, these statements involve risks and uncertainties that may cause actual future activities and results to be materially different from those suggested or described in this letter.  Investors are cautioned that any forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from those projected. The forward-looking statements in this letter are made as of the date hereof. The Company takes no obligation to update or correct its own forward-looking statements, except as required by law, or those prepared by third parties that are not paid for by the Company. The Company's SEC filings are available at http://www.sec.gov.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  These forward-looking statements are generally located in the material set forth under the headings “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, and “Properties” but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements which include, among others,

•	our growth strategies;
•	anticipated trends in our business;
•	our ability to make or integrate acquisitions;
•	our ability to repay outstanding loans and satisfy our outstanding liabilities;
•	our liquidity and ability to finance our exploration, acquisition and development strategies;
•	market conditions in the oil and gas industry;
•	the timing, cost and procedure for proposed acquisitions;
•	the impact of government regulation;
•	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;
•	legal proceedings and/or the outcome of and/or negative perceptions associated therewith;
•	planned capital expenditures (including the amount and nature thereof);
•	increases in oil and gas production;
•	the number of wells we anticipate drilling in the future;
•	estimates, plans and projections relating to acquired properties;
•	the number of potential drilling locations; and
•	our financial position, business strategy and other plans and objectives for future operations.

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

The Company's primary value drivers are its Eagle Ford Shale reserves which must be developed to unlock the Company’s full potential.  The Company’s strategy has historically been to access modest sums of relatively-cheap capital to provide for limited development activity and to re-enter the capital markets upon an improvement in the Company’s financial condition.  However, general and capital market conditions have recently moved us toward a change in our approach.  Below are key points of our revised strategy:

•
Repositioning.  Measures such as return on equity, liquidity and stock multiples have led us to conclude that the market, in general, views small-cap and mid-cap exploration and production companies as having greater potential than micro-caps.  We believe that companies of larger size and scope tend to have access to more favorable debt financing, receive greater analyst coverage, trade with greater liquidity and consequently, often have higher share prices; which are factors leading us to shift to a more aggressive posture toward growing our size moving forward.  Specifically, in December 2013, the Company stated that it is actively reviewing a number of opportunities for strategic partnerships, acquisitions, and mergers with a focus on development of reserves, increasing revenue and improving shareholder value.  We escalated these activities during the first quarter of calendar 2014 and engaged an investment banking firm to assist in that process and are actively discussing a number of potential transactions with the simple objective to create an entity of the necessary size and financial mass to develop the significant Eagle Ford reserves at our disposal.  We have not entered into any binding agreements to date and no definitive transactions are pending in connection with our planned strategic transaction.

•
Execution of our business plan.  We will continue to conduct the affairs of the Company with the objective of generating positive cash flow while diligently managing all essentials of our cost structure, drilling and operating programs and our corporate general and administrative costs.  We have made great strides with this approach by recently eliminating overburdened operating and administrative costs as well as legal impediments.  We have eliminated over 50% of the costs (on a four quarter annualized basis) from our organization and believe that we are now in a position to rebuild in a more efficient, cost controlled manner.

•
Development of current asset base. The Austin Chalk has contributed to most of our production in the past, including over 90% of our production in fiscal 2014.  However, we are shifting our focus from the Austin Chalk to a sustained development program of our Eagle Ford reserves.  The magnitude of the opportunity and associated drilling costs will require external sources of capital, and we expect to continue to utilize combinations of debt and equity in conjunction with operating cash flow to fund this development.  Dependent upon varying factors such as joint ownership, size of lease and other asset specific conditions, the Company may also utilize joint interest participation partners or other forms of partnerships.

At March 31, 2014, the Company had leasehold interests (working interests) in approximately 17,628 gross acres, or 13,314 net acres.  The Company’s total net developed and undeveloped acreage as measured from the surface to the base of the Austin Chalk formation was approximately 12,049 net acres.  In deeper formations, the Company has approximately 3,929 net acres in the Eagle Ford oil window and 1,265 net acres in the Eaglebine, Buda and Glen Rose oil bearing formations.

For the year ending March 31, 2014, Lucas produced an average of approximately 146 net barrels of oil equivalent per day (BOEPD) from 32 active well bores, of which 18 wells accounted for more than 80% of our production.  The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well.  An affiliate of Marathon Oil Corporation operates two Eagle Ford horizontal wells in our Gonzales leases, of which we have a 15% working interest on each well.  Our production sales totaled 53,228 barrels of oil equivalent, net to our interest, for the fiscal year ended March 31, 2014.

At March 31, 2014, Lucas Energy's total estimated net proved reserves were 5.6 million barrels of oil equivalent (BOE), of which 5.0 million barrels (BBLs) were crude oil reserves, and 3.3 billion cubic feet (BCF) were natural gas reserves (see “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”).

As of March 31, 2014, Lucas employed 11 full-time employees.  We also utilized over six contractors on an "as-needed" basis to carry out various functions of the Company, including but not limited to field operations, land administration, corporate activity and information technology maintenance.

Industry Segments

 Lucas Energy's operations are all crude oil and natural gas exploration and production related.

Operations and Oil and Gas Properties

We operate in known productive areas which we believe minimizes our geological risk.  Our holdings are found in a broad area of current industry activity in Gonzales, Wilson, Karnes, Leon and Madison Counties in Texas.  We concentrate on three vertically adjoining formations in Gonzales, Wilson and Karnes Counties: the Austin Chalk, Eagle Ford and Buda formations, listed in the order of increasing depth measuring from the land surface. The development of the Eagle Ford as a high potential producing zone has heightened industry interest and success.  Lucas Energy’s acreage position is in the oil window of the Eagle Ford trend.  In 2010, the Company sold 85% of its working interest in its Eagle Ford acreage in Gonzales County, Texas to Hilcorp Resources, LLC (now Marathon Resources EF, LLC); and in 2011 the Company sold 50% of its working interest in its Wilson County Eagle Ford acreage to Marathon Oil Company.  In December 2011, we acquired acreage in Leon and Madison Counties, Texas and thereby expanded our holdings of the Eagle Ford trend.  We concentrate in several formations in Madison and Leon Counties, Texas: the Eaglebine, Buda, and Glen Rose which have productive zones surrounding our acreage.

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

Eagle Ford

Drilling activities by other operators and the improvement in horizontal drilling, well stimulation, and completion technologies, have brought the Eagle Ford play to prominence as one of the foremost plays in the United States today.  On Lucas Energy’s leases, the Eagle Ford is a porous limestone with organic shale matter.  The Eagle Ford formation directly underlies the Austin Chalk formation and is believed to be the primary source of oil and natural gas produced from the Austin Chalk. Reservoir thickness in the area of the Company’s leases varies from approximately 60 feet to 80 feet.

Eaglebine

The Eaglebine is so named because the Eagle Ford formation overlies the Woodbine formation. This is a continuation of the Eagle Ford trend that is productive from south Texas to the northeast of Houston, Texas.  The Woodbine formation is best known as the prolific reservoir in the famous East Texas Oil Field. There has been increased interest and activity in the Eaglebine formation in the Leon, Houston, and Madison County areas.  There is established production from horizontal and vertical wells surrounding Lucas’s holdings and numerous permits for additional wells have been filed for additional exploratory and development drilling.

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

Currently, any natural gas production is associated gas resulting from crude oil production and is currently very nominal.  We expect that as we drill our proved undeveloped opportunities, the Company would have an increase in production of natural gas and natural gas liquids.

We sell a significant portion of our oil and gas production to a relatively small number of customers.  For the year ended March 31, 2014, approximately 86% of our consolidated product revenues were attributable to three customers: Sunoco Refining and Marketing, Inc.; EDF Trading North America LLC.; and Enterprise Crude Oil LLC.  The remaining 14% was sold to Shell Trading (US) Company, our current and only customer as of March 31, 2014.  We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is disruption in services or other events that cause us to search for other ways to sell our production.

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

Regulation

Our operations are subject to various types of regulation at the federal, state and local levels. These regulations include requiring permits for the drilling of wells; maintaining hazard prevention, health and safety plans; submitting notification and receiving permits related to the presence, use and release of certain materials incidental to oil and natural gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface plugging and abandonment of wells and the transporting of production. Lucas Energy's operations are also subject to various conservation matters, including the number of wells which may be drilled in a unit, and the unitization or pooling of oil and natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally limiting the venting or flaring of natural gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to possibly limit the amounts of oil and natural gas Lucas can produce from its wells and to limit the number of wells or the locations at which Lucas Energy can drill.

In the United States, legislation affecting the oil and natural gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies issue recommended new and extensive rules and regulations binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. These laws and regulations have a significant impact on oil and natural gas drilling, natural gas processing plants and production activities, increasing the cost of doing business and, consequently, affect profitability. Insomuch as new legislation affecting the oil and natural gas industry is common-place and existing laws and regulations are frequently amended or reinterpreted, we may be unable to predict the future cost or impact of complying with these laws and regulations. The Company considers the cost of environmental protection a necessary and manageable part of its business. It has been able to plan for and comply with new environmental initiatives without materially altering its operating strategies.

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

Occupational Health and Safety. We are also subject to laws and regulations concerning occupational safety and health. Due to the continued changes in these laws and regulations, and the judicial construction of many of them, we are unable to predict with any reasonable degree of certainty our future costs of complying with these laws and regulations. We consider the cost of safety and health compliance a necessary and manageable part of our business. We have been able to plan for and comply with new initiatives without materially altering our operating strategies.

Hydraulic Fracturing. Vast quantities of natural gas, natural gas liquids and oil deposits exist in deep shale and other unconventional formations. It is customary in our industry to recover these resources through the use of hydraulic fracturing, combined with horizontal drilling. Hydraulic fracturing is the process of creating or expanding cracks, or fractures, in deep underground formations using water, sand and other additives pumped under high pressure into the formation. As with the rest of the industry, we use hydraulic fracturing as a means to increase the productivity of almost every well that we drill and complete. These formations are generally geologically separated and isolated from fresh ground water supplies by thousands of feet of impermeable rock layers. We follow applicable legal requirements for groundwater protection in our operations that are subject to supervision by state and federal regulators (including the Bureau of Land Management (BLM) on federal acreage). Furthermore, our well construction practices require the installation of multiple layers of protective steel casing surrounded by cement that are specifically designed and installed to protect freshwater aquifers by preventing the migration of fracturing fluids into aquifers.

Injection rates and pressures are required to be monitored in real time at the surface during our hydraulic fracturing operations. Pressure is required to be monitored on both the injection string and the immediate annulus to the injection string. Hydraulic fracturing operations are required to be shut down if an abrupt change occurs to the injection pressure or annular pressure. These aspects of hydraulic fracturing operations are designed to prevent a pathway for the fracturing fluid to contact any aquifers during the hydraulic fracturing operations.

Hydraulic fracture stimulation requires the use of water. We use fresh water or recycled produced water in our fracturing treatments in accordance with applicable water management plans and laws. Hydraulic fracturing is typically regulated by state oil and gas commissions. Some states have adopted, and other states are considering adopting, regulations that impose disclosure requirements on hydraulic fracturing operations. Some states, such as Texas, mandate disclosure of chemical additives used in hydraulic fracturing. The EPA also has commenced a study of the potential impacts of hydraulic fracturing activities on drinking water resources, with a progress report released in late 2012 and a final draft report expected to be released for public comment and peer review in late 2014. In addition, the BLM published a revised draft of proposed rules that would impose new requirements on hydraulic fracturing operations conducted on federal and tribal lands, including the disclosure of chemical additives used in hydraulic fracturing operations. EPA's guidance, the EPA's pending study, BLM's proposed rules, and other analyses by federal and state agencies to assess the impacts of hydraulic fracturing could each spur further action toward federal and/or state legislation and regulation of hydraulic fracturing activities.

Restrictions on hydraulic fracturing could make it prohibitive to conduct our operations, and also reduce the amount of oil, natural gas liquids and natural gas that we are ultimately able to produce in commercial quantities from our properties.

The Endangered Species Act. The Endangered Species Act (ESA) restricts activities that may affect areas that contain endangered or threatened species or their habitats. While some of our assets and lease acreage may be located in areas that are designated as habitats for endangered or threatened species, we believe that we are in substantial compliance with the ESA. However, the designation of previously unidentified endangered or threatened species in areas where we intend to conduct construction activity could materially limit or delay our plans.

Global Warming and Climate Change. Various state governments and regional organizations are considering enacting new legislation and promulgating new regulations governing or restricting the emission of greenhouse gases from stationary sources such as our equipment and operations. Legislative and regulatory proposals for restricting greenhouse gas emissions or otherwise addressing climate change could require us to incur additional operating costs and could adversely affect demand for the natural gas and oil that we sell. The potential increase in our operating costs could include new or increased costs to obtain permits, operate and maintain our equipment and facilities, install new emission controls on our equipment and facilities, acquire allowances to authorize our greenhouse gas emissions, pay taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program.

Taxation.  The operations of the Company, as is the case in the petroleum industry generally, are significantly affected by federal tax laws. Federal, as well as state, tax laws have many provisions applicable to corporations which could affect the future tax liabilities of the Company.

Commitments and Contingencies.  Lucas is liable for future restoration and abandonment costs associated with its oil and gas properties. These costs include future site restoration, post closure and other environmental exit costs. The costs of future restoration and well abandonment have not been determined in detail. State regulations require operators to post bonds that assure that well sites will be properly plugged and abandoned. Lucas operates only in Texas which requires a security bond based on the number of wells it operates. Management views this as a necessary requirement for operations and does not believe that these costs will have a material adverse effect on its financial position as a result of this requirement.

Available Information

Our website address is http://www.lucasenergy.com.  The information on, or that may be accessed through, our website is not incorporated by reference into this report and should not be considered a part of this report.  You can access our filings of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such reports have been filed with the United States Securities and Exchange Commission (SEC).  In addition, you can access our proxy statements, our Code of Business Conduct and Ethics, Nominating and Corporate Governance Committee Charter, Audit Committee Charter, and Compensation Committee Charter on our website http://www.lucasenergy.com, at “Investors” – “SEC Filings” – “All SEC Filings” and “Governance” - “Policies”.

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

We believe that our anticipated cash flow from operations, possible proceeds from sales of properties and funding provided by leveraging our capital structure, will be sufficient to meet our working capital and operating needs for approximately the next twelve months. However, to continue growth and to fund our business and expansion plans, we will require additional financing. The amount of capital available to us is limited, and may not be sufficient to enable us to fully execute our growth plans without additional fund raising. Additional financing may be required to meet our desired growth and strategic objectives and to provide more working capital for expanding our development and marketing capabilities and to achieve our ultimate plan of expansion and a larger scale of operations.  Moving forward, we hope to pursue third party capital in the form of debt, equity or some combination of the two for certain funding requirements. There can be no assurance that we will be successful in obtaining additional financing on attractive terms, if at all. We currently have no committed source of additional cash funding as of the date of this report.

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

Our revenues, operating results, profitability, cash flow, future rate of growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our oil and natural gas properties, are substantially dependent upon prevailing prices of crude oil and natural gas. Lower crude oil and natural gas prices also may reduce the amount of crude oil and natural gas that we can produce economically. Historically, the markets for crude oil and natural gas have been very volatile, and such markets are likely to continue to be volatile in the future.  Prices for oil and natural gas fluctuate widely in response to a variety of factors beyond our control, such as:

•	overall U.S. and global economic conditions;
•	weather conditions and natural disasters;
•	seasonal variations in oil and natural gas prices;
•	price and availability of alternative fuels;
•	technological advances affecting oil and natural gas production and consumption;
•	consumer demand;
•	domestic and foreign supply of oil and natural gas;
•	variations in levels of production;
•	regional price differentials and quality differentials of oil and natural gas; price and quantity of foreign imports of oil, NGLs and natural gas;
•	the completion of large domestic or international exploration and production projects;
•	restrictions on exportation of our oil and natural gas;
•	the availability of refining capacity;
•	the impact of energy conservation efforts;
•	political conditions in or affecting other oil producing and natural gas producing countries, including the current conflicts in the Middle East and conditions in South America and Russia; and
•	domestic and foreign governmental regulations, actions and taxes.

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

We do not intend to pay cash dividends to our shareholders.

We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business.  We do not intend to pay cash dividends in the foreseeable future.  Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors.   As a result, only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders.

We may have difficulty managing growth in our business, which could have a material adverse effect on our business, financial condition and results of operations and our ability to execute our business plan in a timely fashion.

Because of our small size, growth in accordance with our business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources.  If we expand our activities, development and production, and increase the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical and management resources.  The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the inability to recruit and retain experienced managers, geoscientists, petroleum engineers and landmen could have a material adverse effect on our business, financial condition and results of operations and our ability to execute our business plan in a timely fashion.

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

Our competitors may use superior technology and data resources that we may be unable to afford or that would require a costly investment by us in order to compete with them more effectively.

Our industry is subject to rapid and significant advancements in technology, including the introduction of new products and services using new technologies and databases.  As our competitors use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost.  In addition, many of our competitors will have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can.  We cannot be certain that we will be able to implement technologies on a timely basis or at a cost that is acceptable to us.  One or more of the technologies that we will use or that we may implement in the future may become obsolete, and we may be adversely affected.

We currently owe significant funds under an outstanding promissory note, the repayment of which is secured by a first priority security interest in substantially all of our assets.

Effective on August 13, 2013, we entered into a Letter Loan Agreement with Louise H. Rogers, amended effective April 29, 2014 (the “Letter Loan”). In connection with the Letter Loan and a Promissory Note entered into in connection therewith, Ms. Rogers loaned the Company $7.5 million (the “Loan“). As amended, interest only payments were due on the Loan during the first six months of the term and interest only payments are due during the period from April 13, 2014 through September 13, 2014 (during which six month period interest will accrue at 15% per annum (compared to 12% per annum at all other times, except upon an event of default at which point the interest rate will increase to 18% per annum). Additionally, beginning on October 13, 2014, we will be required to pay the monthly amortization payments (which total approximately $205,000 to $226,000, depending on the due date), as well as additional principal amortization payments of approximately $266,000 every three months (beginning October 13, 2014, and ending on July 13, 2015) until maturity (August 15, 2015), with approximately $3.87 million due on maturity. Should we opt to prepay the loan prior to the maturity date, we are required to pay an exit fee equal to the advisory fees of approximately $15,000 per quarter that would have been due, had the note remained outstanding through maturity.  During the term of the loan we are required to make mandatory prepayments of the Loan in the event the collateral securing the Loan does not meet certain thresholds and coverage ratios (as described in greater detail in such Letter Loan).   The Letter Loan also provided the right for Ms. Rogers to designate an individual to attend and participate in the Company’s Board of Director’s meetings in a non-official capacity.  The Letter Loan includes customary events of default and positive and negative covenants for facilities of similar nature and size as the Letter Loan. The repayment of the Loan is secured by a security interest in substantially all of our assets which was evidenced by a Security Agreement and a Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing.

As of the date of this report, the loan is still outstanding and there is no assurance we will have sufficient cash on hand to make the required interest or principal payments on the Loan and/or to repay the Loan when due.  In such case, the lender may seek to secure their interest pursuant to the aforementioned rights.  Consequently, the value of our securities may decline in value.

Restrictions on drilling activities intended to protect certain species of wildlife may adversely affect our ability to conduct drilling activities in some of the areas where we operate.

Oil and natural gas operations in our operating areas can be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife. Seasonal restrictions may limit our ability to operate in protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs.  Permanent restrictions imposed to protect endangered species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. Specifically, applicable laws protecting endangered species prohibit the harming of endangered or threatened species, provide for habitat protection, and impose stringent penalties for noncompliance.  The designation of previously unprotected species as threatened or endangered in areas where we operate could cause us to incur increased costs arising from species protection measures or could result in limitations, delays, or prohibitions on our exploration and production activities that could have an adverse impact on our ability to develop and produce our reserves.

The derivatives legislation adopted by Congress, and implementation of that legislation by federal agencies, could have an adverse impact on our ability to hedge risks associated with our business.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Dodd-Frank Act, which, among other things, sets forth the new framework for regulating certain derivative products including the commodity hedges of the type that we may elect to use, but many aspects of this law are subject to further rulemaking and will take effect over several years.  As a result, it is difficult to anticipate the overall impact of the Dodd-Frank Act on our ability or willingness to enter into and maintain such commodity hedges and the terms of such hedges.  There is a possibility that the Dodd-Frank Act could have a substantial and adverse impact on our ability to enter into and maintain these commodity hedges.  In particular, the Dodd-Frank Act could result in the implementation of position limits and additional regulatory requirements on derivative arrangements, which could include new margin, reporting and clearing requirements.  In addition, this legislation could have a substantial impact on our counterparties and may increase the cost of our derivative arrangements in the future. If these types of commodity hedges become unavailable or uneconomic, our commodity price risk could increase, which would increase the volatility of revenues and may decrease the amount of credit available to us.  Any limitations or changes in our use of derivative arrangements could also materially affect our future ability to conduct acquisitions.

Our operations are substantially dependent on the availability of water.  Restrictions on our ability to obtain water may have an adverse effect on our financial condition, results of operations and cash flows.

Water is an essential component of deep shale oil and natural gas production during both the drilling and hydraulic fracturing, or fracking processes. Our operations could be adversely impacted if we are unable to locate sufficient amounts of water, or dispose of or recycle water used in our exploration and production operations. Currently, the quantity of water required in certain completion operations, such as hydraulic fracturing, and changing regulations governing usage may lead to water constraints and supply concerns (particularly in some parts of the country). According to the Lower Colorado River Authority, during 2011, Texas experienced the lowest inflows of water of any year in recorded history.  As a result, future availability of water from certain sources used in the past may be limited. Moreover, the imposition of new environmental initiatives and conditions could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and natural gas. The federal Clean Water Act, or CWA and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas waste, into navigable waters or other regulated federal and state waters. Permits or other approvals must be obtained to discharge pollutants to regulated waters and to conduct construction activities in such waters and wetlands. Uncertainty regarding regulatory jurisdiction over wetlands and other regulated waters has, and will continue to, complicate and increase the cost of obtaining such permits or other approvals. The CWA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations, and the Federal National Pollutant Discharge Elimination System General permits issued by the EPA, prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry into coastal waters. While generally exempt under federal programs, many state agencies have also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for storm water discharges. In October 2011, the EPA announced its intention to develop federal pretreatment standards for wastewater discharges associated with hydraulic fracturing activities. If adopted, the pretreatment rules will require coalbed methane and shale gas operations to pretreat wastewater before transferring it to treatment facilities Some states have banned the treatment of fracturing wastewater at publicly owned treatment facilities. There has been recent nationwide concern over earthquakes associated with Class II underground injection control wells, a predominant storage method for crude oil and gas wastewater. It is likely that new rules and regulations will be developed to address these concerns, possibly eliminating access to Class II wells in certain locations, and increasing the cost of disposal in others. Finally, the EPA study noted above has focused and will continue to focus on various stages of water use in hydraulic fracturing operations. It is possible that, following the conclusion of the EPA’s study, the agency will move to more strictly regulate the use of water in hydraulic fracturing operations. While we cannot predict the impact that these changes may have on our business at this time, they may be material to our business, financial condition, and operations. Compliance with environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells or the disposal or recycling of water will increase our operating costs and may cause delays, interruptions or termination of our operations, the extent of which cannot be predicted. In addition, our inability to meet our water supply needs to conduct our completion operations may impact our business, and any such future laws and regulations could negatively affect our financial condition, results of operations and cash flows.

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

If we make any acquisitions or enter into any business combinations in the future, they may disrupt or have a negative impact on our business.

If we make acquisitions or enter into any business combinations in the future, funding permitting, of which there can be no assurance, we could have difficulty integrating the acquired companies’ assets, personnel and operations with our own. Additionally, acquisitions, mergers or business combinations we may enter into in the future could result in a change of control of the Company, and a change in the Board of Directors or officers of the Company.  In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition or completing a business combination, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions and business combinations are accompanied by a number of inherent risks, including, without limitation, the following:

▪	the difficulty of integrating acquired companies, concepts and operations;

▪	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

▪	difficulties in maintaining uniform standards, controls, procedures and policies;

▪	the potential impairment of relationships with employees and partners as a result of any integration of new management personnel;

▪	the potential inability to manage an increased number of locations and employees;

▪	our ability to successfully manage the companies and/or concepts acquired;

▪	the failure to realize efficiencies, synergies and cost savings; or

▪	the effect of any government regulations which relate to the business acquired.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition or business combination, many of which cannot be presently identified. These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Any acquisition or business combination transaction we enter into in the future could cause substantial dilution to existing shareholders, result in one party having majority or significant control over the Company or result in a change in business focus of the Company.

We depend significantly upon the continued involvement of our present management.

We depend to a significant degree upon the involvement of our management, specifically, our Chief Executive Officer and director, Anthony C. Schnur, who is in charge of our strategic planning and operations. Our performance and success are dependent to a large extent on the efforts and continued employment of Mr. Schnur.  We do not believe that Mr. Schnur could be quickly replaced with personnel of equal experience and capabilities, and his successor(s) may not be as effective.  If Mr. Schnur or any of our other key personnel resign or become unable to continue in their present roles and if they are not adequately replaced, our business operations could be adversely affected.

We have an active Board of Directors that meets several times throughout the year and is intimately involved in our business and the determination of our operational strategies.  Members of our Board of Directors work closely with management to identify potential prospects, acquisitions and areas for further development.   If any of our directors resign or become unable to continue in their present role, it may be difficult to find replacements with the same knowledge and experience and as a result, our operations may be adversely affected.

Certain of our undeveloped leasehold assets are subject to leases that will expire over the next several years unless production is established on units containing the acreage.

Leases on natural gas and oil properties typically have a term of three to five years, after which they expire unless, prior to expiration, a well is drilled and production of hydrocarbons in paying quantities is established. If our leases expire and we are unable to renew the leases, we will lose our right to develop the related properties. Although we seek to actively manage our undeveloped properties, our drilling plans for these areas are subject to change based upon various factors, including drilling results, natural gas and oil prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals.

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

Federal, state and local governments have jurisdiction in areas where we operate and impose taxes on the oil and natural gas products we sell.  There are constant discussions by federal, state and local officials concerning a variety of energy tax proposals, some of which, if passed, would add or increase taxes on energy products, service companies and exploration activities.  Additionally, the current administration has proposed legislation which would make significant changes to federal tax laws, including the elimination of certain key United States federal income tax incentives currently available to oil and natural gas exploration and production companies. These proposed changes include, but are not limited to:  (1) the repeal of the percentage depletion allowance for oil and natural gas properties, (2) the elimination of current deductions for intangible drilling and development costs, (3) the elimination of the deduction for certain domestic production activities, and (4) an extension of the amortization period for certain geological and geophysical expenditures.  It is unclear whether any such changes will be enacted into law or how soon any such changes could become effective in the event they were enacted into law.  The passage of any legislation as a result of these proposals or any other changes in U.S. federal income tax laws could eliminate or increase the taxes that we are required to pay and consequently adversely affect our results of operations and/or increase our operating expenses.

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

Drilling or reworking is a highly speculative activity. Even when fully and correctly utilized, modern well completion techniques such as hydraulic fracturing and horizontal drilling do not guarantee that we will find crude oil and/or natural gas in our wells. Hydraulic fracturing involves pumping a fluid with or without particulates into a formation at high pressure, thereby creating fractures in the rock and leaving the particulates in the fractures to ensure that the fractures remain open, thereby potentially increasing the ability of the reservoir to produce oil or natural gas. Horizontal drilling involves drilling horizontally out from an existing vertical well bore, thereby potentially increasing the area and reach of the well bore that is in contact with the reservoir. Our future drilling activities may not be successful and, if unsuccessful, such failure would have an adverse effect on our future results of operations and financial condition. Our overall drilling success rate and/or our drilling success rate for activities within a particular geographic area may decline in the future. We may identify and develop prospects through a number of methods, some of which do not include lateral drilling or hydraulic fracturing, and some of which may be unproven. The drilling and results for these prospects may be particularly uncertain. Our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted prospects will be dependent on a number of factors, including, but not limited to: the results of previous development efforts and the acquisition, review and analysis of data; the availability of sufficient capital resources to us and the other participants, if any, for the drilling of the prospects; the approval of the prospects by other participants, if any, after additional data has been compiled; economic and industry conditions at the time of drilling, including prevailing and anticipated prices for crude oil and natural gas and the availability of drilling rigs and crews; our financial resources and results; the availability of leases and permits on reasonable terms for the prospects; and the success of our drilling technology.

These projects may not be successfully developed and the wells discussed, if drilled, may not encounter reservoirs of commercially productive crude oil or natural gas. There are numerous uncertainties in estimating quantities of proved reserves, including many factors beyond our control. If we are unable to find commercially exploitable quantities of oil and natural gas in any properties we may acquire in the future, and/or we are unable to commercially extract such quantities we may find in any properties we may acquire in the future, the value of our securities may decline in value.

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

Unless we replace our oil and natural gas reserves, our reserves and production will decline, which would adversely affect our business, financial condition and results of operations.

The rate of production from our oil and natural gas properties will decline as our reserves are depleted. Our future oil and natural gas reserves and production and, therefore, our income and cash flow, are highly dependent on our success in (a) efficiently developing and exploiting our current reserves on properties owned by us or by other persons or entities and (b) economically finding or acquiring additional oil and natural gas properties.  In the future, we may have difficulty acquiring new properties.  During periods of low oil and/or natural gas prices, it will become more difficult to raise the capital necessary to finance expansion activities.  If we are unable to replace our production, our reserves will decrease, and our business, financial condition and results of operations would be adversely affected.

The unavailability or high cost of drilling rigs, completion equipment and services, supplies and personnel, including hydraulic fracturing equipment and personnel, could adversely affect our ability to establish and execute exploration and development plans within budget and on a timely basis, which could have a material adverse effect on our business, financial condition and results of operations.

Shortages or the high cost of drilling rigs, completion equipment and services, supplies or personnel could delay or adversely affect our operations.  When drilling activity in the United States increases, associated costs typically also increase, including those costs related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry.  These costs may increase, and necessary equipment and services may become unavailable to us at economical prices.  Should this increase in costs occur, we may delay drilling activities, which may limit our ability to establish and replace reserves, or we may incur these higher costs, which may negatively affect our business, financial condition and results of operations.

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

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is a common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into rock formations to fracture the surrounding rock and stimulate production. There has been increasing public controversy regarding hydraulic fracturing with regard to the transportation and use of fracturing fluids, impacts on drinking water supplies, use of waters, and the potential for impacts to surface water, groundwater, air quality and the environment generally. A number of lawsuits and enforcement actions have been initiated implicating hydraulic fracturing practices. Additional legislation or regulation could make it more difficult to perform hydraulic fracturing, cause operational delays, increase our operating costs or make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings. New legislation or regulations in the future could have the effect of prohibiting the use of hydraulic fracturing, which would prevent us from completing our wells as planned and would have a material adverse effect on production from our wells. If these legislative and regulatory initiatives cause a material delay or decrease in our drilling or hydraulic fracturing activities, our business and profitability could be materially impacted.

Possible regulation related to global warming and climate change could have an adverse effect on our operations and demand for oil and gas.

Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth's atmosphere. In response to these studies, governments have begun adopting domestic and international climate change regulations that require reporting and reductions of the emission of greenhouse gases. Methane, a primary component of natural gas, and carbon dioxide, a by-product of the burning of oil, natural gas and refined petroleum products, are considered greenhouse gases. In the United States, at the state level, many states, either individually or through multi‑state regional initiatives, have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs or have begun considering adopting greenhouse gas regulatory programs. At the federal level, Congress has considered legislation that could establish a cap and trade system for restricting greenhouse gas emissions in the United States. The ultimate outcome of this federal legislative initiative remains uncertain. In addition to pending climate legislation, the EPA has issued greenhouse gas monitoring and reporting regulations. Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under section 202(a) of the Clean Air Act, concluding that greenhouse gas pollution threatens the public health and welfare of current and future generations. The finding served as a first step to issuing regulations that require permits for and reductions in greenhouse gas emissions for certain facilities. Moreover, the EPA has begun regulating greenhouse gas emission from certain facilities pursuant to the Prevention of Significant Deterioration and Title V provisions of the Clean Air Act. In the courts, several decisions have been issued that may increase the risk of claims being filed by government entities and private parties against companies that have significant greenhouse gas emissions. Such cases may seek to challenge air emissions permits that greenhouse gas emitters apply for and seek to force emitters to reduce their emissions or seek damages for alleged climate change impacts to the environment, people, and property. Any existing or future laws or regulations that restrict or reduce emissions of greenhouse gases could require us to incur increased operating and compliance costs. In addition, such laws and regulations may adversely affect demand for the fossil fuels we produce, including by increasing the cost of combusting fossil fuels and by creating incentives for the use of alternative fuels and energy.

The lack of availability or high cost of drilling rigs, equipment, supplies, insurance, personnel and oilfield services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel. Due to our significant growth, among other things, we continue to experience a lack of resources and services. During these periods, the costs and delivery times of rigs, equipment and supplies tend to increase, in some cases substantially. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases within a geographic area. If increasing levels of exploration and production result in response to strong prices of oil and natural gas, the demand for oilfield services will likely rise, and the costs of these services will likely increase, while the quality of these services may suffer. The future lack of availability or high cost of drilling rigs, as well as any future lack of availability or high costs of other equipment, supplies, insurance or qualified personnel, in the areas in which we operate could materially and adversely affect our business and results of operations.

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

We may incur additional indebtedness which could reduce our financial flexibility, increase interest expense and adversely impact our operations and our unit costs.

In the future, we may incur significant amounts of additional indebtedness in order to make acquisitions or to develop our properties.  Our level of indebtedness could affect our operations in several ways, including the following:

●	a significant portion of our cash flows could be used to service our indebtedness;

●	a high level of debt would increase our vulnerability to general adverse economic and industry conditions;

●	any covenants contained in the agreements governing our outstanding indebtedness could limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments;

●
a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing; and

●	debt covenants to which we may agree may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry.

A high level of indebtedness increases the risk that we may default on our debt obligations.  We may not be able to generate sufficient cash flows to pay the principal or interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt.  If we do not have sufficient funds and are otherwise unable to arrange financing, we may have to sell significant assets or have a portion of our assets foreclosed upon which could have a material adverse effect on our business, financial condition and results of operations.

Our core properties are located in the Austin Chalk and Eagle Ford trends, making us vulnerable to risks associated with operating in one major geographic area.

Our core properties are located in the Austin Chalk and Eagle Ford trends south, and southeast of San Antonio, Texas. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from wells caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, or interruption of transportation of oil or natural gas produced from the wells in this area. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and gas producing areas such as the ones we operate in, which may cause these conditions to occur with greater frequency or magnify the effect of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

Servicing our debt requires a significant amount of cash, which we may not have available when payments are due.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness,  will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. In the future, we may incur additional indebtedness in order to make future acquisitions or to develop our properties, including under our current liabilities. If we do not have sufficient funds on hand to pay our debt, we may be required to seek a waiver or amendment from our lenders, refinance our indebtedness, sell assets or sell additional securities. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time. We may not be able obtain such financing or complete such transactions on terms acceptable to us, or at all. In addition, we may not be able to consummate an asset sale to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could result in a default on our debt obligations, which would materially adversely affect our business, results of operations and financial condition.

Acquired properties may not be worth what we pay due to uncertainties in evaluating recoverable reserves and other expected benefits, as well as potential liabilities.

Successful property acquisitions require an assessment of a number of factors beyond our control. These factors include estimates of recoverable reserves, exploration potential, future natural gas and oil prices, operating costs, production taxes and potential environmental and other liabilities. These assessments are complex and inherently imprecise. Our review of the properties we acquire may not reveal all existing or potential problems. In addition, our review may not allow us to fully assess the potential deficiencies of the properties. We do not inspect every well, and even when we inspect a well we may not discover structural, subsurface, or environmental problems that may exist or arise. There may be threatened or contemplated claims against the assets or businesses we acquire related to environmental, title, regulatory, tax, contract, litigation or other matters of which we are unaware, which could materially and adversely affect our production, revenues and results of operations. We may not be entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities, and our contractual indemnification may not be effective. At times, we acquire interests in properties on an "as is" basis with limited representations and warranties and limited remedies for breaches of such representations and warranties. In addition, significant acquisitions can change the nature of our operations and business if the acquired properties have substantially different operating and geological characteristics or are in different geographic locations than our existing properties.

We have limited control over activities in properties we do not operate, which could reduce our production and revenues, affect the timing and amounts of capital requirements and potentially result in a dilution of our respective ownership interest in the event we are unable to make any required capital contributions.

We do not operate all of the properties in which we have an interest. As a result, we may have a limited ability to exercise influence over normal operating procedures, expenditures or future development of underlying properties and their associated costs. For all of the properties that are operated by others, we are dependent on their decision‑making with respect to day-to-day operations over which we have little control. The failure of an operator of wells in which we have an interest to adequately perform operations, or an operator's breach of applicable agreements, could reduce production and revenues we receive from that well. The success and timing of our drilling and development activities on properties operated by others depend upon a number of factors outside of our control, including the timing and amount of capital expenditures, the available expertise and financial resources, the inclusion of other participants and the use of technology. Since we do not own the majority interest in many of the wells we do not operate, we may not be in a position to remove the operator in the event of poor performance.

Risks Relating to Our Outstanding Securities

If we are unable to regain compliance with NYSE MKT continued listing standards, our common stock may be delisted from the NYSE MKT equities market, which would likely cause the liquidity and market price of our common stock to decline.

Our common stock currently is listed on the NYSE MKT. The NYSE MKT will consider suspending dealings in, or delisting, securities of an issuer that does not meet its continued listing standards. If we cannot meet the NYSE MKT continued listing requirements, the NYSE MKT may delist our common stock, which could have an adverse impact on us and the liquidity and market price of our stock.

On February 28, 2014, we received notice from the NYSE MKT, indicating we were below certain of the NYSE MKT’s continued listing standards related to our existing financial resources or financial condition as set forth in Part 10 of the NYSE MKT Company Guide.  We were afforded the opportunity to submit a plan of compliance to the NYSE MKT, and on March 14, 2014, we submitted our plan to the NYSE MKT.  On March 31, 2014, the NYSE MKT notified us that it had accepted our plan of compliance and granted us a conditional extension until April 14, 2014, which has since been extended until July 31, 2014, by which date the Company is required to regain compliance with Section 1003(a)(iv) of the NYSE MKT Company Guide and/or demonstrate adequate progress to that end.  The Company will be subject to periodic review by the NYSE MKT during the extension period.  Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in us being delisted from the NYSE MKT.

There is no assurance that we will continue to maintain compliance with NYSE MKT continued listing standards. Our business has been and may continue to be affected by worldwide macroeconomic factors, which include uncertainties in the credit and capital markets. External factors that affect our stock price, such as liquidity requirements of our investors, as well as our performance, could impact our market capitalization, revenue and operating results, which, in turn, affect our ability to comply with the NYSE MKT’s listing standards. The NYSE MKT has the ability to suspend trading in our common stock or remove our common stock from listing on the NYSE MKT if in the opinion of the exchange: (a) the financial condition and/or operating results of the Company appear to be unsatisfactory; or (b) it appears that the extent of public distribution or the aggregate market value of our common stock has become so reduced as to make further dealings on the exchange inadvisable; or (c) we have sold or otherwise disposed of our principal operating assets, or have ceased to be an operating company; or (d) we have failed to comply with our listing agreements with the exchange; or (e) any other event shall occur or any condition shall exist which makes further dealings on the exchange unwarranted.

If we are unable to satisfy the NYSE MKT criteria for continued listing and are unable to regain compliance during any applicable cure periods, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing. In addition, delisting from the NYSE MKT might negatively impact our reputation and, as a consequence, our business.  Additionally, if we were delisted from the NYSE MKT and are not able to list our common stock on another national exchange we will no longer be eligible to use Form S-3 registration statements and will instead be required to file a Form S-1 registration statement for any primary or secondary offerings of our common stock, which would delay our ability to raise funds in the future, may limit the type of offerings of common stock we could undertake, and would increase the expenses of any offering, as, among other things, registration statements on Form S-1 are subject to SEC review and comments whereas take downs pursuant to a previously filed Form S-3 are not.

If we are delisted from the NYSE MKT, your ability to sell your shares of our common stock would also be limited by the penny stock restrictions, which could further limit the marketability of your shares.

If our common stock is delisted, it would come within the definition of “penny stock“ as defined in the Exchange Act and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

We currently have an illiquid and volatile market for our common stock, and the market for our common stock is and may remain illiquid and volatile in the future.

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. Factors that could affect our stock price or result in fluctuations in the market price or trading volume of our common stock include:

●	our actual or anticipated operating and financial performance and drilling locations, including reserve estimates;

●	quarterly variations in the rate of growth of our financial indicators, such as net income/loss per share, net income/loss and cash flows, or those of companies that are perceived to be similar to us;

●	changes in revenue, cash flows or earnings estimates or publication of reports by equity research analysts;

●	speculation in the press or investment community;

●	public reaction to our press releases, announcements and filings with the SEC;

●	sales of our common stock by us or other shareholders, or the perception that such sales may occur;

●	the amount of our freely tradable common stock available in the public marketplace;

●	general financial market conditions and oil and natural gas industry market conditions, including fluctuations in commodity prices;

●	the realization of any of the risk factors that we are subject to;

●	the recruitment or departure of key personnel;

●	commencement of, or involvement in, litigation;

●	the prices of oil and natural gas;

●	the success of our exploration and development operations, and the marketing of any oil and natural gas we produce;

●	changes in market valuations of companies similar to ours; and

●	domestic and international economic, legal and regulatory factors unrelated to our performance.

 Our common stock is listed on the NYSE MKT under the symbol “LEI.”  Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.  Additionally, general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to our actual value, and not reflect the actual value of our common stock. You should exercise caution before making an investment in us.

Additionally, as a result of the illiquidity of our common stock, investors may not be interested in owning our common stock because of the inability to acquire or sell a substantial block of our common stock at one time.  Such illiquidity could have an adverse effect on the market price of our common stock.  In addition, a shareholder may not be able to borrow funds using our common stock as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market.  An active trading market for our common stock may not develop or, if one develops, may not be sustained.

A prolonged decline in the market price of our common stock could affect our ability to obtain additional financing which would adversely affect our operations.

Historically, we have relied on equity and debt financing as primary sources of financing. A prolonged decline in the market price of our common stock or a reduction in our accessibility to the global markets may result in our inability to secure additional financing which would have an adverse effect on our operations.

If the holders of our outstanding convertible securities and warrants sell a large number of shares all at once or in blocks after converting such convertible securities and exercising such warrants, or the holders of our registered shares sell a large number of shares, the trading value of our shares could decline in value.

We currently have Series B Warrants outstanding to purchase an aggregate of 2,510,506 shares of common stock which have an exercise price of $2.86 per share; outstanding warrants to purchase 150,630 shares of common stock held by our placement agent in our December 2010 unit offering, which have an exercise price of $2.98 per share; outstanding warrants to purchase 1,032,500 shares of common stock sold in April 2012, which have an exercise price of $2.30 per share; outstanding warrants to purchase 325,000 shares of our common stock at an exercise price of $1.50 per share, which were issued in connection with our April and May 2013 loan agreements; outstanding warrants to purchase 279,851 shares of our common stock at an exercise price of $1.35 per share, which were issued in connection with our August 2013 Letter Loan agreement; and outstanding warrants to purchase 1,666,666 shares of our common stock at an exercise price of $1.00 per share, which were issued in connection with our April 2014 offering.  The trading price of our common stock has fluctuated between $1.66 and $0.45 per share during the last 52 weeks.

We currently have 2,000 shares of Series A Convertible Preferred Stock (herein the “Preferred Stock Shares”), which convert on a 1,000-for-one basis into shares of our common stock at the option of the holders thereof.  Additionally, although the Preferred Stock Shares may not be converted if such conversion would cause the holder thereof to own more than 4.99% of our outstanding common stock, this restriction does not prevent the holder from converting some of the Preferred Stock Shares, selling those shares and then converting the rest of its holdings, while still staying below the 4.99% limit. In this way, the holder could sell more than this limit while never actually holding more shares than this limit allows. As of the date of this report, if the 2,000 outstanding Preferred Stock Shares were converted into common stock and sold (subject to the ownership limitations set forth above) an additional 2,000,000 shares of common stock of the Company or approximately 6% of the Company’s currently outstanding shares, would be issued and outstanding.

We have 33,399,615 shares of common stock issued and outstanding as of the date of this report.  As a result, the exercise of outstanding warrants or conversion of shares of the Series A Convertible Preferred Stock in the future and the subsequent resale of such shares of common stock (which shares of common stock issuable upon exercise of the Series B Warrants, the placement agent warrants, the warrants sold in our April and September 2012 offerings and the warrants sold in our April 2014 offering, will be eligible for immediate resale, and which shares of common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants issued in April, May and August 2013, will be eligible for immediate resale subject to the terms and conditions of Rule 144) may cause dilution to existing shareholders and cause the market price of our securities to decline in value.  Additionally, the common stock issuable upon exercise of the warrants or conversion of the Preferred Stock Shares may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a Company's stock in the market than there is demand for that stock. When this happens the price of the Company's stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. Finally, the offer or sale of large numbers of shares of common stock in the future, including those shares previously registered in our registration statements and prospectus supplements, and/or in connection with future registration statements or prospectus supplements may cause the market price of our securities to decline in value.

The Warrants sold in our April 2014 offering have anti-dilution and other rights which could cause substantial dilution to shareholders of the Company.

The exercise price (initially $1.00 per share) and number of shares of common stock issuable upon exercise of the warrants sold in our April 2014 offering (initially 1,666,666 in aggregate) are automatically adjusted in the event of a forward or reverse stock split, our declaration of a stock dividend payable in shares of common stock or other securities or other property and reclassifications of common stock.  Additionally, upon the occurrence of any reorganization, recapitalization, reclassification, consolidation, merger, sale of all or substantially all of our assets or other transaction involving us (except for Company Combinations as described below) in which our common stock is converted into or exchanged for securities, cash or other property, we are required to make an appropriate provision (in form and substance satisfactory to the holders of the warrants) to ensure that the holders receive (or have the right to receive), in lieu of or in addition to (as the case may be) shares of common stock, the kind and amount of securities, cash or other property as may be issued or payable with respect to or in exchange for the number of shares of common stock immediately acquirable and receivable upon exercise of the warrants had such transaction not taken place.

The warrants also include anti-dilution rights, which provide that if at any time the warrants are outstanding, we issue or are deemed to have issued (which includes shares issuable upon exercise of warrants and options and conversion of convertible securities) for consideration less than the then current exercise price of the warrants, the exercise price of such warrants is automatically reduced (a) to the lowest price per share of consideration provided or deemed to have been provided for such securities, not to be deemed less than $0.01 per share, during the one year period following the closing date of the offering (April 21, 2014) and thereafter (b) to the product of (x) the exercise price then in effect, and (y) a fraction, the numerator of which is the number of shares of common stock outstanding immediately prior to such issuance plus the number of shares of common stock which the aggregate consideration received by us would purchase at the exercise price in effect immediately prior to such issuance, and the denominator of which is the number of shares of common stock outstanding immediately prior to such issuance plus the number of such additional shares of common stock issued.  Notwithstanding the above, no adjustment of the exercise price is required in connection with any issuances or deemed issuance of shares of common stock (1) to our officers, directors, consultants or employees pursuant to stock option or stock purchase plans or agreements on terms approved by our Board of Directors, subject to adjustment for all subdivisions and combinations; and (2) in connection with the re-negotiation, modification, extension or re-pricing of debt of the Company outstanding on the closing date, subject to the prior written approval of the holders of the warrants. Additionally, in the event we acquire ownership of another entity or a significant amount of assets from another person or entity by way of an asset purchase agreement, merger (pursuant to which we are the surviving entity and our common stock is not converted or exchanged), business combination or share exchange pursuant to which shares of our common stock or convertible securities (including options or warrants) are issued or granted by us as partial or sole consideration to the counterparty or counterparties in such transaction or series of transactions (a “Company Combination”), then and in such event, the exercise price of the warrants is automatically reduced, to the average of the highest bid and lowest asked prices of our common stock averaged over the thirty (30) business days after the closing of the Company Combination if such exercise price as adjusted is less than the exercise price in effect on the date such Company Combination Price is determined.

The increase in number of shares issuable upon exercise of the warrants or decrease in the exercise price of such warrants, could, upon exercise of such warrants, cause significant dilution to existing shareholders and the sale of such shares issuable upon exercise of such warrants as adjusted could cause a decrease in the trading value of our common stock.

We may be forced to expend significant resources and pay significant costs and expenses associated with outstanding registration rights.

In connection with our entry into the April 2014 Securities Purchase Agreement, we provided the investors in the offering registration rights pursuant to a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the purchasers in the April 2014 Securities Purchase Agreement have demand and piggy-back registration rights. We could be forced to expend significant resources and pay significant costs and expenses, including filing fees, legal fees and accounting fees, in connection with our compliance with the terms, conditions and requirements of such Registration Rights Agreement.

Nevada law and our Articles of Incorporation authorize us to issue shares of stock which shares may cause substantial dilution to our existing shareholders.

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of June 17, 2014, we have 33,399,615 shares of common stock outstanding and 2,000 Preferred Stock Shares issued and outstanding, each convertible into 1,000 shares of our common stock. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, subject to the requirements of the NYSE MKT (which generally require shareholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), which if issued could cause substantial dilution to our then shareholders.  Shares of additional preferred stock may also be issued by our Board of Directors without shareholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding.  As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders.  Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have super voting rights and/or other rights or preferences which could provide the preferred shareholders with substantial voting control over us subsequent to the date of this report and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

The employment agreement of our Chief Executive Officer includes certain provisions which may prevent or delay a change of control.

Effective November 1, 2012, we entered into an Employment Agreement with Anthony C. Schnur, our Chief Executive Officer and Interim Chief Financial Officer, which agreement was amended and restated effective December 12, 2012.  The agreement has a term of two years, expiring on October 31, 2014, provided that the agreement is automatically extended for additional one year terms, unless either party provides notice of their intent not to renew within the 30 day period prior to any automatic renewal date.  The Company agreed to pay Mr. Schnur a base annual salary of $310,000 during the term of the agreement, of which $290,000 is payable in cash and $20,000 is payable in shares of the Company’s common stock.  In the event the agreement is terminated by the Company for a reason other than cause (as described in the agreement) or by Mr. Schnur for good reason (as described in the agreement), Mr. Schnur is due in the form of a lump sum payment, the product of the base salary and bonus he was paid under the agreement for the prior 12 month period, provided that if such termination occurs six months before or 24 months following the occurrence of a Change of Control (as described in the agreement), Mr. Schnur is due 200% of the amount described above upon such termination.  The requirement to pay severance fees under the Employment Agreement may prevent or delay a change of control of the Company.

Shareholders may be diluted significantly through our efforts to obtain financing and/or satisfy obligations through the issuance of additional shares of our common stock.

On May 16, 2013 we filed a Registration Statement on Form S-3 (Reg. No. 333-188663), which allows us the ability to sell up to $10 million in securities from time to time in the future, including common stock, preferred stock, debt securities, warrants and/or units consisting of any of the above.  On May 24, 2013, the Registration Statement was declared effective by the SEC.

On September 6, 2013, the Company closed a registered direct offering under the Registration Statement of $3,451,500 (approximately $3.2 million net, after deducting commissions and other expenses) of shares of common stock to certain institutional investors.  In total, the Company sold 2.95 million shares of common stock at a price of $1.17 per share

On April 21, 2014, the Company closed a registered direct offering under the Registration Statement of $2,000,000 (approximately $1.88 million net, after deducting commissions and other expenses) of units to certain institutional investors.  In total, the Company sold 3,333,332 units, each consisting of one share of common stock and 0.50 of one warrant to purchase one share of common stock (see “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities” – “Recent Sales of Unregistered Securities”).

We currently have no committed source of financing.  Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock (subject to NYSE MKT rules which limit among other things, the number of shares we can issue without shareholder approval to no more than 20% of our outstanding shares of common stock). These actions will result in dilution of the ownership interests of existing shareholders, and that dilution may be material.

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

We cannot predict whether future issuances of our common stock or resales in the open market will decrease the market price of our common stock. The impact of any such issuances or resales of our common stock on our market price may be increased as a result of the fact that our common stock is thinly, or infrequently, traded. The exercise of any options that we have or that we may grant to directors, executive officers and other employees in the future, the issuance of common stock in connection with acquisitions and other issuances of our common stock (including shares previously registered in our registration statements and prospectus supplements, and/or in connection with future registration statements or prospectus supplements) could have an adverse effect on the market price of our common stock. In addition, future issuances of our common stock may be dilutive to existing shareholders. Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could lower the market price of our common stock.

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

Securities analyst coverage or lack of coverage may have a negative impact on our common stock’s market price.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If securities or industry analysts stop their coverage of us or additional securities and industry analysts fail to cover us in the future, the trading price for our common stock would be negatively impacted. If any analyst or analysts who cover us downgrade our common stock, changes their opinion of our shares or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If any analyst or analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease and we could lose visibility in the financial markets, which could cause our stock price and trading volume to decline.

Due to the fact that our common stock is listed on the NYSE MKT, we are subject to financial and other reporting and corporate governance requirements which increase our cost and expenses.

We are currently required to file annual and quarterly information and other reports with the SEC that are specified in Sections 13 and 15(d) of the Exchange Act.  Additionally, due to the fact that our common stock is listed on the NYSE MKT, we are also subject to the requirements to maintain independent directors, comply with other corporate governance requirements and are required to pay annual listing and stock issuance fees. These obligations require a commitment of additional resources including, but not limited, to additional expenses, and may result in the diversion of our senior management’s time and attention from our day-to-day operations. These obligations increase our expenses and may make it more complicated or time consuming for us to undertake certain corporate actions due to the fact that we may require the approval of the NYSE MKT for such transactions and/or NYSE MKT rules may require us to obtain shareholder approval for such transactions.

You may experience future dilution as a result of future equity offerings or other equity issuances.

We may in the future issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock. We may not be able to sell shares or other securities in any other offering or other transactions at a price per share that is equal to or greater than the price per share paid by investors in this offering. The price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share in this offering.

ITEM 2.        PROPERTIES.

Areas of Activities

We have oil and natural gas interests, and operate oil and natural gas properties only in the onshore Texas area.  All of the Company’s operations and leasehold interests are in known prolific oil prone trends which extend from South Texas along the border with Mexico to the Northeast area towards the Louisiana-Texas state line north of Beaumont, Texas.  The oil and natural gas properties owned by the Company are in five major reservoir areas of interest:  the Eagle Ford shale, Austin Chalk, Eaglebine, Buda and Glen Rose zones.

Eagle Ford & Austin Chalk Area

The core properties of Lucas Energy are in an area of the Austin Chalk and Eagle Ford trends south, and southeast of San Antonio, Texas.  Lucas has approximately 14,518 gross acres with approximately 3,929 net acres of Eagle Ford in this core area.  Current production from approximately 29 wells operated by the Company is from the Austin Chalk, Buda, and Edwards formations.  Non-operated production from the Eagle Ford formation includes two wells operated by an affiliate of Marathon Oil Company and one well operated by Penn Virginia Corporation.  These Eagle Ford properties are located within Gonzales, Karnes and Wilson Counties, Texas.  This core area accounts for almost all of the production and most of the workover operations during fiscal year 2014.

Eaglebine Area

In 2012, the Company acquired oil and natural gas leasehold interests in the Eaglebine portion of the Eagle Ford trend.  Lucas controls working interests in approximately 1,100 net acres in Leon and Madison Counties in Texas.  The Company operated one well in that area which was completed in the Dexter formation.  Although there are multiple formations of interest in this area north of Houston, Texas, the Eaglebine has become an area of interest.  The Eaglebine is a series of formations that include the Eagle Ford on top of the Woodbine.  Other common named intervals in this series are the Dexter and the Subclarksville.

Buda & Glen Rose Area

The Buda and Glen Rose areas have become another key formation of interest in Madison County.  Recent activity has focused on vertical integration in these zones and has provided additional opportunities to exploit based on recent technological advancement and techniques.  The Company’s leases are contiguous to other successful operators and we expect to expand our presence in this area.  Porous interval thickness of the Glen Rose ranges from 125 to 300 feet in our leasehold area.  We currently do not have producing Glen Rose in our properties.  We have approximately 1,265 net acres in Madison and Leon Counties.

The following table summarizes our gross and net developed and undeveloped leasehold and mineral fee acreage at March 31, 2014.  Acreage in which our interest is limited to royalty and overriding royalty interests is excluded:

Acreage

	Total		Developed(1)		Undeveloped(2)
	Gross	Net	Gross	Net	Gross	Net
Austin Chalk	14,518	12,049	14,090	11,621	428	428
*Includes Eagle Ford		3,929		233		3,696
Eaglebine/Buda & Glen Rose	3,110	1,265	165	153	2,945	1,112
Total	17,628	13,314	14,255	11,774	3,373	1,540

* The Eagle Ford formation is below the Austin Chalk and represented separately in the above table.

(1) Developed acreage is the number of acres that are allocated or assignable to producing wells or wells capable of production.

(2) Undeveloped acreage is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage includes proved reserves.

We believe we have satisfactory title, in all material respects, to substantially all of our producing properties in accordance with standards generally accepted in the oil and natural gas industry. Substantially all of our proved oil and natural gas properties are pledged as collateral for outstanding loans.

Total Net Undeveloped Acreage Expiration

In the event that production is not established or we take no action to extend or renew the terms of our leases, our net undeveloped acreage that will expire over the next three years as of March 31, 2014 is 1,912, 864 and 351 acres for the years ending March 31, 2015, 2016 and 2017, respectively.   We are currently in the process of renewing 1,170 acres of our fiscal year 2015 expiring acreage so that development can proceed on that acreage as scheduled.  We also plan to develop the 351 acres expiring in fiscal year 2017 prior to expiration.  Further, we will continue to evaluate any future expiring acreage, and if viable, we would expect to retain any of that acreage either through drilling activities, renewal of the expiring leases or through the exercise of extension options.

Production, Sales Price and Production Costs

The Company produced oil from 32 wells in seven Texas counties, as of the year ended March 31, 2014.  However, most of the production was from 18 wells which produced over half of the production.  Currently, 100% of our production is oil and we operate over 95% of our producing wells.  As we develop our properties, we may see the opportunity to increase our natural gas and natural gas liquids production.

The following tables represent our total production, average sales prices and average production costs for the year ended March 31, 2014:

	2014	2013	2012
Net Operating Revenues:
Crude Oil	$5,219,752	$8,219,984	$5,182,087
Natural Gas	-	27,100	76,374
Total Revenues	$5,219,752	$8,247,084	$5,258,461

Production sales:
Crude oil (Barrels or Bbls)	53,228	84,227	54,466
Natural gas (Thousand cubic feet or Mcf)	-	9,236	14,560
Total (barrels oil equivalent or Boe) (1)	53,228	85,766	56,892
(1) Oil equivalents are determined under the relative energy content method by using a ratio of 6.0 Mcf to 1.0 Bbl of oil.

Average Sales Price:
Crude Oil ($/Bbl)	$98.06	$97.59	$95.14
Natural Gas ($/Mcf)	$-	$2.93	$5.25

Average Production Cost ($/Boe):	$49.06	$48.88	$80.96

As of March 31, 2014, production from the Austin Chalk and Eagleville fields represent 100% of the Company’s total production, and these are the only fields that comprise 15% or more of our total proved reserves as of that date.  These production volumes are represented in the table below:

	2014	2013	2012
Eagleville
Crude Oil (Bbls)	4,759	14,915	9,390
Natural Gas (Mcf)	-	8,453	3,706

Austin Chalk
Crude Oil (Bbls)	48,469	69,312	45,076
Natural Gas (Mcf)	-	783	10,854

Well Summary

The following table presents our ownership in productive crude oil and natural gas wells at March 31, 2014. This summary includes crude oil wells in which we have a working interest:

	Gross	Net
Crude oil, Texas:	32.0	19.5
Natural gas, Texas:	-	-
Total	32.0	19.5

Drilling Activity

We drilled wells or participated in the drilling of wells as indicated in the table below:

	Net Wells Drilled - Texas
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	2	1	3	1.1	6	3.8
Day	-	-	-	-	-	-
Exploratory
Productive	-	-	-	-	-	-
Day	-	-	-	-	-	-

 At March 31, 2014, we had no gross or net wells that were in the process of being drilled nor did we have any delivery commitments.

Oil and Natural Gas Reserves

Reserve Information.  For estimates of Lucas’s net proved producing reserves of crude oil and natural gas, as well as discussion of Lucas’s proved and probable undeveloped reserves, see “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”.  At March 31, 2014, Lucas’s total estimated proved reserves were 5.6 million BOE of which 5.0 million BBLs were crude oil reserves, and 3.3 BCF were natural gas reserves.

Internal Controls.  Our Vice President of Asset Development is the technical person primarily responsible for our internal reserves estimation process (which are based upon the best available production, engineering and geologic data) and provides oversight of the annual audit of our year end reserves by our independent third party engineers. He has a Bachelor of Science degree in Petroleum Engineering with in excess of 10 years oil and gas experience, including in excess of five years as a reserves estimator and is a member of the Society of Petroleum Engineers.

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
• SEC-compliant internal policies to determine and report proved reserves.
• The discussion of any material reserve variances among management to ensure the best estimate of remaining reserves.

Qualifications of Third Party Engineers.  The Company retained Forrest A. Garb & Associates, Inc., licensed independent consulting engineers, to prepare estimates of our oil and gas reserves. The technical person primarily responsible for audit of our reserve estimates at Forrest A. Garb & Associates, Inc. meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.  Within Forrest A. Garb & Associates, Inc., the technical person primarily responsible for auditing the estimates is Ms. Sandra W. Wall, Senior Vice President Petroleum Engineering.  Ms. Wall joined Forrest A. Garb & Associates, Inc. in August 2006 and previously worked for Texas Eastern Corp., Exploration and Production Division, and Transwestern Pipeline Company as a reservoir engineer and project manager.  She performed detailed reservoir and economic analyses for both onshore and offshore properties, ran 3D computer simulation studies for massive hydraulic fracturing, water floods, and CO2 floods, and coordinated the development of exploration projects.  Areas worked include onshore and offshore Gulf Coast, Alaska North Slope, Rocky Mountains, offshore California, offshore Australia, Indonesia and the North Sea.  Ms. Wall holds a Bachelors of Science degree in Petroleum Engineering from Texas A&M University, a Masters of Business Administration from Houston Baptist University and is a member of the Society of Petroleum Engineers.

Forrest A. Garb & Associates, Inc. is an independent firm and does not own an interest in our properties and is not employed on a contingent fee basis. Reserve estimates are imprecise and subjective, and may change at any time as additional information becomes available. Furthermore, estimates of oil and gas reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. A copy of the report issued by Forrest A. Garb & Associates, Inc. is filed with this report as Exhibit 99.1.

For more information regarding our oil and gas reserves, please refer to “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”.

Office Lease

       Our corporate headquarters are located in approximately 5,100 square feet of office space at 3555 Timmons Lane, Suite 1550, Houston, Texas 77027.  We lease that space pursuant to a lease that expires on August 31, 2015 and that has a base monthly rent of approximately $6,200.

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

On May 12, 2014, the Company entered into a Settlement Agreement with Patsy Crockett, As Guardian of the Person and Estate of Edna Elsie Gatlin, an incapacitated person, on a lawsuit regarding a dispute over the validity of a 300 acre lease in Gonzales County, Texas.  Per the Settlement Agreement, Lucas acquired a new one year lease on the property with a one year renewal option and paid $800 per acre for the aforementioned lease for a total payment of $235,784.  All filed claims from either party were then dismissed with prejudice.

The Company filed a lawsuit against the holder of the Company’s 2,000 outstanding shares of Series A Convertible Preferred Stock in the District Court of Harris County, Texas, on May 9, 2013, seeking a declaratory judgment that the 2,000 shares of Series A Convertible Preferred Stock should be cancelled, injunctive relief prohibiting the holder from selling or transferring the Series A Convertible Preferred Stock, and attorney’s fees.  The case was dismissed in November 2013.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

 Market Information

Our common stock is quoted on the NYSE MKT under the symbol LEI.  Set forth in the table below are the quarterly high and low closing prices of our common stock for the past two fiscal years.

	High	Low
2014
Quarter ended March 31, 2014	$1.21	$0.69
Quarter ended December 31, 2013	1.28	0.92
Quarter ended September 30, 2013	1.54	1.23
Quarter ended June 30, 2013	1.45	1.19

2013
Quarter ended March 31, 2013	$1.71	$1.21
Quarter ended December 31, 2012	2.31	1.10
Quarter ended September 30, 2012	2.34	1.41
Quarter ended June 30, 2012	2.50	1.39

Holders

As of June 6, 2014, there were approximately 154 record holders of Lucas’s common stock.  As of June 6, 2014, there was also one record holder for the Series A Convertible Preferred Stock.

Description of Capital Stock

As of June 6, 2014, we had 33,399,615 shares of our common stock outstanding, 2,000 shares of our Series A Convertible Preferred Stock designated and outstanding.

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

Series A Convertible Preferred Stock

The Series A Convertible Preferred Stock has no voting rights, no liquidation rights and no redemption rights, but have conversion rights providing the holder thereof the right to convert each outstanding Series A Convertible Preferred Stock share into 1,000 shares of the Company's common stock. The Series A Convertible Preferred Stock contains a provision that limits the amount of common shares that the holder can own at any time upon conversion to an aggregate of 4.99% of the Company’s then issued and outstanding shares of common stock.  Additionally, the conversion rate of the Series A Convertible Preferred Stock adjusts automatically in connection with and in proportion to any dividends payable by the Company in common stock.

Dividend Policy

We have not declared or paid cash dividends, or made distributions in the past. We do not  anticipate  that  we will  pay  cash  dividends  or  make distributions  in the  foreseeable  future.  We currently intend to retain and reinvest future earnings to finance operations.  We may however declare and pay dividends in shares of our common stock in the future.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding those in column (a))
Equity compensation plans approved by the security holders	914,468	$1.39	1,509,897
Equity compensation plans not approved by the security holders	150,630	$2.98	-
Total	1,065,098	$1.61	1,509,897

(a)
Includes any compensation plan and individual compensation arrangement of the Company under which equity securities of the Company are authorized for issuance to employees, or non-employees including directors, consultants, advisors, vendors, customers, suppliers or lenders in exchange for consideration in the form of goods or services, as of March 31, 2014.

(b)	Includes the weighted average exercise price of outstanding options, warrants, and rights identified in (a).

Recent Sales of Unregistered Securities

Year Ended March 31, 2014

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

The Company claims an exemption from registration afforded by Section 4(2) and/or Rule 506 of the Securities Act of 1933, as amended since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipient was a director of the Company.

In connection with the Company’s August 13, 2013 entry into the Letter Loan Agreement (as described below under “Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” – “Liquidity and Capital Resources” – “Financing”), the Company agreed to grant the administrator of the loan, a warrant to purchase up to 279,851 shares of the Company’s common stock at an exercise price of $1.35 per share.

We claim an exemption from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended since the forging grant and entry into the Letter Loan Agreement did not involve a public offering, the recipients took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were “accredited” investors.

In connection with our entry into the Amended Letter Loan Agreement as described below under “Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” – “Liquidity and Capital Resources” – “Financing”, we agreed to issue the administrator of the loan 75,000 shares of our restricted common stock.

We claim an exemption from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended for the issuance, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipient was an “accredited” investor.

Use of Proceeds from Sale of Registered Securities

Our Registration Statement on Form S-3 (Reg. No. 333-188663) in connection with the sale by us of up to $10 million in securities (common stock, preferred stock, debt securities, warrants and units) was declared effective by the SEC on May 24, 2013.

On September 6, 2013, pursuant to the terms of the Registration Statement, the Company closed a registered direct offering of $3,451,500 (approximately $3.2 million net, after deducting commissions and other expenses) of shares of common stock to certain institutional investors.  In total, the Company sold 2.95 million shares of common stock at a price of $1.17 per share. The Company used the funds raised in the offering to pay down expenses related to drilling, lease operating, workover activities and for general corporate purposes, including general and administrative expenses.

On April 21, 2014, pursuant to the terms of the Registration Statement, the Company closed a registered direct offering of $2,000,000 (approximately $1.88 million net, after deducting commissions and other expenses) of shares of common stock to certain institutional investors.  In total, the Company sold 3,333,332 shares of common stock (1,666,666 warrants to purchase shares of common stock and 1,666,666 shares of common stock issuable upon exercise of warrants). The Company used the funds raised in the offering to pay down expenses related to drilling, lease operating, workover activities and for general corporate purposes, including general and administrative expenses.

No payments for our expenses were made in either offering described above directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. We used the net proceeds from the offerings as described in our final prospectuses filed with the SEC pursuant to Rule 424(b).

There has been no material change in the planned use of proceeds from our offerings as described in our final prospectuses filed with the SEC pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

None.

ITEM 6.       SELECTED FINANCIAL DATA.

Not required under Regulation S-K for “smaller reporting companies.”

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

We believe our strengths will help us successfully execute our ultimate goals.  We benefit from having asset-rich properties in core areas such as the Eagle Ford, one of the most active plays in the U.S.  The activity around our Eagle Ford assets has begun to define the tremendous opportunities we have in our leases.  The increasing number of wells drilled and the corresponding data available to us has enhanced our knowledge of the Eagle Ford area.  In addition, leading operators in the Eagle Ford area have developed drilling and completion technologies that have significantly reduced production risk and decreased per unit drilling and completion costs.

We benefit from having an experienced management team with proven acquisition, operating and financing capabilities. Mr. Anthony Schnur, our Chief Executive Officer, has over twenty years of extensive oil and gas and financial management experience.  He has developed strategic business plans, raised debt and equity capital, and provided asset management, cash flow forecasts, transaction modeling and development planning for both start-ups and special situations.  On three separate occasions in his career, Mr. Schnur has been asked to lead work-out/turn-around initiatives in the E&P space.  Further, the Company has attracted new talent in its operations, reservoir analysis, land and accounting functions and believes it has brought together a professional and dedicated team to deliver value to Lucas’s shareholders.

During our 2014 fiscal year, we performed several well cleanouts and workovers on our Austin Chalk properties in an effort to stabilize our rate of production; however, the incremental production from this program was insufficient to offset our steep production declines.  We had an average net production flow of 146 BOE for the year, with oil production contributing to most of our production, and our exit rate at the quarter end of the year was 132 net BOE per day.  Over the course of the year, we continued to significantly reduce our operating costs and general and administrative expenses, which declined 41% and 35%, respectively, and our overall operating expenses declined by approximately 37%.  Our strategy is to maintain our operating costs at an acceptable rate that will benefit the operating margin of the Company as we look to develop our current acreage, and we anticipate our annual general and administrative expenses to average approximately $3.0 million moving forward, an over 50% decrease from previous years.

In December 2013, we repositioned the Company’s prospects for future growth with the objective of expanding the scope of our operations and increasing our market capitalization.  Measures such as return on equity, liquidity and stock multiples have led us to conclude that the market rewards small-cap and mid-cap exploration and production companies with higher valuations than micro-caps.  We believe that if we can grow in scale in our specific geology, we will be able to spread fixed operating costs over a larger base of production and access more favorable financing terms.

The Company, as previously announced, continues to review opportunities to accelerate development of its five million barrels of proved Eagle Ford and other oil reserves.  These potential opportunities include, but are not limited to, strategic partnership(s), asset or corporate acquisitions, and/or merger opportunities.  Additionally, various financing alternatives are under review.

The future development of the Company’s reserves, specifically of the Eagle Ford Shale, is dependent on our ability to acquire the necessary funding.  The Company’s intent is to obtain the funding in one of two ways:  via a corporate transaction with another entity combined with the financing to recapitalize the new company, or by acquiring the necessary development funding on a stand-alone basis.  Lucas is actively discussing potential transactions (financings, acquisitions and mergers) which we believe, if finalized and completed, will provide the financial mass to develop the significant reserves at our disposal.

Due to our current reserve mix where just over 7% of the Company’s total Proved Reserves are producing, the most likely financial vehicles available to the Company are the raising of additional equity, or a mezzanine type debt facility.  Mezzanine debt is a loan facility which has embedded equity instruments, often warrants, to improve the expected return of the lender. This type of facility is common in the E&P sector due to the high capital requirements of a drilling program.  For example, we estimate an Eagle Ford well will cost $7 to $8 million to drill and the Company currently has $8.2 million in Proved Producing Reserves.  While we anticipate determining our future course in the near term, we have not entered into any binding agreements to date, and no definitive transactions are pending in connection with our planned strategic transaction.

Overview of Properties

At March 31, 2014, the Company had leasehold interests (working interests) in approximately 17,628 gross acres, or 13,314 net acres.  The Company’s total net developed and undeveloped acreage as measured from the surface to the base of the Austin Chalk formation was approximately 12,049 net acres.  In deeper formations, the Company has approximately 3,929 net acres in the Eagle Ford oil window and 1,265 net acres in the Eaglebine, Buda and Glen Rose oil bearing formations.

At March 31, 2014, Lucas Energy's total estimated net proved reserves were 5.6 million barrels of oil equivalent (BOE), of which 5.0 million barrels (BBLs) were crude oil reserves, and 3.3 billion cubic feet (BCF) were natural gas reserves (see “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”).  Approxiumately 97% of our proved reserves are undeveloped and will require significant capital expenditures to develop, as discussed above.

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

In 2010, the Company sold 85% of its working interest in its Eagle Ford acreage in Gonzales County, Texas to Hilcorp Resources, LLC (now Marathon Resources EF, LLC); and in 2011 the Company sold 50% of its working interest in its Wilson County Eagle Ford acreage to Marathon Oil Company.  In Karnes County, we own a 100% working interest in approximately 400 acres in the Eagle Ford.  We concentrate in several formations in Madison and Leon Counties, Texas: the Eaglebine, Buda, and Glen Rose which have productive zones surrounding our acreage.

Operations

Lucas’s objective for our current producing wells is to operate as efficiently as possible, look for technological advancements to increase the life of the wells, evaluate the economic viability of these wells, and consider adding or re-drilling our low producing assets.  In the first half of fiscal 2014, we completed four workovers and one lateral extension in the Austin Chalk.  We did not realize the full production potential from these wells however, and one of our larger existing wells was off-line for most of the fourth quarter and another large well was down earlier in the year.

For the year ending March 31, 2014, Lucas produced an average of approximately 146 net barrels of oil equivalent per day (BOEPD) from 32 active well bores, of which 18 wells accounted for more than 80% of our production.  The ratio between the gross and net production differs due to varied working interests and net revenue interests in each well.  An affiliate of Marathon Oil Corporation operates two Eagle Ford horizontal wells in our Gonzales leases, of which we have a 15% working interest on each well.  Our production sales totaled 53,228 barrels of oil equivalent, net to our interest, for the fiscal year ended March 31, 2014.

Reserves

Our estimated net proved crude oil and natural gas reserves at March 31, 2014 and 2013 were approximately 5.6 million BOE, respectively, for each year.  Although there was not a significant change in total proved reserves, crude oil reserves decreased slightly by approximately 0.1 million BBLs offset by an increase of natural gas reserves by approximately 0.7 BCF (or 0.1 BOE – barrel of equivalent).  Using the average monthly crude oil price of $96.17 per BBL and natural gas price of $3.47 per thousand cubic feet (MCF) for the twelve months ended March 31, 2014, our estimated discounted future net cash flow (PV-10) before tax expenses for our proved reserves was approximately $112.0 million, of which approximately $104.0 million are proved undeveloped reserves. Total reserve value at March 31, 2014 represents a decrease of approximately $20.6 million or 16% from a year ago using the same SEC pricing and reserves methodology.  The decrease can be attributed the use of higher average monthly crude oil prices of $104.76 and natural gas prices of $3.51 from the prior year.  Oil and natural gas prices have historically been volatile and such volatility can have a significant impact on our estimates of proved reserves and the related PV-10 value.

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

Crude Oil Sales

During the year ended March 31, 2014, our net crude oil sales volumes decreased to 53,228 BBLs or 146 BOPD from 84,227 BBLs, or 231 BOPD, a 37% decrease over the previous fiscal year.  The production decline is primarily related to the Company having a reduced property base due to the sale of the Baker DeForest property in October 2012 and the assignment of certain Company properties to Nordic Oil USA I, LLLP (“Nordic”) per a Settlement Agreement entered into with Nordic with an effective date of March 31, 2013, pursuant to which, among other things, we agreed to assign back to Nordic certain oil, gas and mineral leases located in Gonzales, Karnes and Wilson Counties, Texas which were purchased from Nordic in October 2011.  When compared to the prior period the reduced production from the property and assignment sales represented an approximately 12,000 BBLs production decline.  Additionally, in the prior reporting period, the Company had additional production decline of approximately 18,000 BBLs due to new drilling and lateral programs with higher front-end production when compared to the current period.  We entered and exited the year producing 100% crude oil and a majority of our crude oil sale volumes came from Austin Chalk formation wells which we operate.  We operate over 95% of our producing wells, except three wells producing from the Eagle Ford for which two are being operated by an affiliate of Marathon Oil Corporation and one which is being operated by Penn Virginia Corporation.

Major Expenditures

The table below sets out the major components of our operating and corporate expenditures for the years ended March 31, 2014 and 2013:

	2014	2013
Additions to Oil and Gas Properties (Capitalized)
Acquisitions Using Cash	$69,622	$116,700
Other Capitalized Costs (a)	4,923,864	4,782,327
Subtotal	4,993,486	4,899,027
Sales of Eaglebine Properties (b)	(156,935)	-
Issuance/Relinquishment of Nordic Note Payable (c)	-	(22,829,333)
Issuance/Relinquishment of Origin Note Payable (d)	-	180,837
Issuance/Relinquishment of Origin Note Receivable (e)	-	470,812
Other Non-Cash Acquisitions (f)	7,719	(181,970)
Total Additions (Deductions) to Oil and Gas Properties	4,844,270	(17,460,627)
Lease Operating Expenditures (Expensed)	2,217,029	3,760,036
Severance and Property Taxes (Expensed)	394,372	432,187
	$7,455,671	$(13,268,404)

General and Administrative Expense (Cash based)	$3,544,603	$5,421,220
Share-Based Compensation (Non-Cash)	413,711	677,553
Total General and Administrative Expense	$3,958,314	$6,098,773

(a)	Other capitalized costs include title related expenses and tangible and intangible drilling costs.
(b)	On March 31, 2014, the Company sold 156 acres of oil and natural gas properties with aggregate gross proceeds of $156,935 in Madison County, Texas.
(c)
Relinquishment of Nordic Note Payable relates to the $22.0 million non-recourse senior secured promissory note issued during October 2011 in connection with the Nordic acquisition.  This Note has been settled and is no longer part of our contingent liabilities.

(d)
Issuance/Relinquishment of Origin Note Payable relates to the original purchase by the Company of properties from Origin for $50,000 cash and a note payable of $450,000 on October 30, 2012.  On May 23, 2012, the remaining $269,163 balance of the note (net $180,837) was subsequently relinquished through the sale of other properties to Origin from the Company.

(e)
Issuance/Relinquishment of Origin Note Receivable relates to sale of properties to Origin for a $500,000 note receivable on December 1, 2011.  On August 1, 2012, the Company repurchased certain properties plus one additional property from Origin for the $470,812 remaining balance of the note receivable.

(f)	Other non-cash acquisitions relate to the present value of the estimated asset retirement costs capitalized as part of the carrying amount of the long-lived asset.

Results of Operations

The following discussion and analysis of the results of operations for each of the two fiscal years in the period ended March 31, 2014 should be read in conjunction with the consolidated financial statements of Lucas Energy, Inc. and notes thereto (see “Item 8.  Financial Statements and Supplementary Data”).  As used below, the abbreviations "BBLs" stands for barrels, "MCF" for thousand cubic feet and "BOE" for barrels of oil equivalent (determined under the relative energy content method by using a ratio of 6.0 Mmbtu (1 million British Thermal Units) to 1.0 Bbl of oil).

We reported a net loss for the year ended March 31, 2014 of $4.7 million, or $0.16 per share.  For the year ended March 31, 2013, we reported a net loss of $6.8 million, or $0.27 per share. Although our revenues decreased by $3.0 million, or 37%, our net loss only decreased by $2.1 million or 31% for the year ended March 31, 2014, compared to the prior year’s period.

Net Operating Revenues

The following table sets forth the revenue and production data for the years ended March 31, 2014 and 2013:
				%
	2014	2013	Increase (Decrease)	Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	53,228	84,227	(30,999)	(37%)
Natural Gas (Mcf)	-	9,236	(9,236)	(100%)
Total (Boe) (1)	53,228	85,766	(32,538)	(38%)

Crude Oil (Bbls per day)	146	231	(85)	(37%)
Natural Gas (Mcf per day)	-	25	(25)	(100%)
Total (Boe per day) (1)	146	235	(89)	(38%)

Average Sale Price:
Crude Oil ($/Bbl)	$98.06	$97.59	$0.47	0%
Natural Gas ($/Mcf)	$-	$2.93	$(2.93)	(100%)

Operating Revenues:
Crude Oil	$5,219,752	$8,219,984	$(3,000,232)	(36%)
Natural Gas	-	27,100	(27,100)	(100%)
Total Revenues	$5,219,752	$8,247,084	$(3,027,332)	(37%)

(1)	Oil equivalents are determined under the relative energy content method by using a ratio of 6.0 Mmbtu to 1.0 Bbl of oil.

Total crude oil and natural gas revenues for the year ended March 31, 2014 decreased $3.0 million, or 37%, to $5.2 million compared to $8.2 million for the same period a year ago due primarily to an unfavorable crude oil volume variance of $3.0 million. There was also a minimal favorable price variance, which had no significant impact, during the current period.  The production decline is primarily related to the Company having a reduced property base due to the sale of the Baker DeForest property in October 2012 and the assignment of certain Company properties back to Nordic per a Settlement Agreement just prior to the previous fiscal year end.  When compared to the prior period the reduced property base from the property and assignment sales represented an approximately $1.3 million decrease in production sales.  Additionally, in the prior reporting period, the Company had additional production sales of approximately $1.7 million due to new drilling and lateral programs with higher front-end production when compared to the current period.

Operating and Other Expenses

The following table sets forth operating and other expenses for the years ended March 31, 2014 and 2013:

			Increase	%
	2014	2013	(Decrease)	Incr(Decr)
Lease Operating Expenses	$2,217,029	$3,760,036	$(1,543,007)	(41%)
Direct lease operating expense	953,777	2,106,372	(1,152,595)	(55%)
Workovers expense	1,140,861	1,540,098	(399,237)	(26%)
Other	122,391	113,566	8,825	8%
Severance and Property Taxes	394,372	432,187	(37,815)	(9%)
Depreciation, Depletion,
Amortization and Accretion	2,189,721	3,585,674	(1,395,953)	(39%)

General and Administrative (Cash based)	$3,544,603	$5,421,220	$(1,876,617)	(35%)
Share-Based Compensation (Non-Cash)	413,711	677,553	(263,842)	(39%)
Total General and Administrative Expense	$3,958,314	$6,098,773	$(2,140,459)	(35%)

Interest Expense	$1,169,440	$1,367,844	$(198,404)	(15%)
Other Expense (Income), Net	$(21,510)	$(241,112)	$(219,602)	(91%)

Lease Operating Expenses.  Lease operating expenses can be divided into the following categories: costs to operate and maintain Lucas’s crude oil and natural gas wells, the cost of workovers and lease and well administrative expenses.  Operating and maintenance expenses include, among other things, pumping services, salt water disposal, equipment repair and maintenance, compression expense, lease upkeep and fuel and power.  Workovers are operations to restore or maintain production from existing wells.  Each of these categories of costs individually fluctuates from time to time as Lucas attempts to maintain and increase production while maintaining efficient, safe and environmentally responsible operations.  The costs of services charged to Lucas by vendors, fluctuate over time.

Lease operating expenses of $2.2 million for the year ended March 31, 2014 decreased $1.5 million, or 41%, from $3.8 million for the same period a year ago, principally due to less production from prior period asset sales and assignments and a decline in direct lease operating and workover expenses from the Company’s expanding effort to improve operating efficiencies and maintain cash flow.

Depreciation, Depletion, Amortization and Accretion (“DD&A”).  DD&A, related to proved oil and gas properties is calculated using the unit-of-production method.  Under Full Cost Accounting, the amortization base is comprised of the total capitalized costs and total future investment costs associated with all proved reserves.

DD&A expenses for the year ended March 31, 2014 decreased $1.4 million, or 39%, to $2.2 million from $3.6 million for the same period a year ago.   The decrease was primarily due to decreased production of approximately 33,000 BOE and a lower unit DD&A rate.  The unit DD&A rate decreased to $35.94 per BOE in fiscal 2014 from $40.51 per BOE in fiscal 2013.

       General and Administrative Expenses (excluding share-based compensation). General and administrative expenses (excluding share-based compensation) decreased approximately $1.9 million or 35% for the year ended March 31, 2014 as compared to the prior year primarily due to a decrease in professional and legal fees of approximately $0.6 million and a $1.3 million reduction in employee wage expenses, severances and bonuses as well as less consulting, contracting and outsourcing expenses.  These decreases were primarily due to the Company performing functions related to these expenses internally as opposed to engaging outside support and the restructuring of employee responsibilities and duties within the Company to improve operational efficiencies.

Share-Based Compensation. Share-based compensation, which is included in General and Administrative expenses in the Consolidated Statements of Operations decreased approximately $0.3 million or 39% for the year ended March 31, 2014 as compared to the prior year primarily due to a decrease in employee based stock option and compensation costs. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Expense.  Interest expense for the year ended March 31, 2014 consisted of cash interest payments, amortization of discounts and deferred financing costs of approximately $1.2 million made in relation to the Notes issued in April 2013 and May 2013 and the Letter Loan entered into in August 2013 (described below under “Liquidity and Capital Resources” – “Financing”).  When compared to the same period a year ago, which primarily related to incurred interest expense of approximately $1.4 million on a note due to Nordic, there is a $0.2 million decrease.

Other Expense (Income), Net.  Other Expense (Income) for the year ended March 31, 2014, primarily consisted of approximately $100,000 in financing fees offset by approximately $118,000 in discounts from accounts payable settlements, approximately $2,000 in office space rental income from our Gonzales County office (which was sold during the period) and a $1,000 gain from the sale of old vehicles as compared to the same period a year ago which consisted of approximately $344,000 in discounts from accounts payable settlements, approximately $13,000 in rental income and $7,000 in interest income offset by approximately $124,000 impairment of our Gonzales County, Texas office building.

Liquidity and Capital Resources

Working Capital

At March 31, 2014, the Company’s Total Current Liabilities of $4.6 million exceeded its Total Current Assets of $1.6 million, resulting in a working capital deficit of approximately $3.0 million, while at March 31, 2013, the Company’s total current liabilities of $6.5 million exceeded its total current assets of $1.7 million, resulting in a working capital deficit of $4.8 million.  The $1.8 million reduction in the working capital deficit is primarily related to the Company effectively accessing the capital markets in connection with the sale of both equity and debt during the year ended March 31, 2014 (as described in greater detail below under “Financing”).  Subsequent to the year end, the Company also raised capital and amended its current loan agreement in an effort to maintain adequate cash flow entering the coming year.

On August 13, 2013, the Company secured a long-term loan for $7.5 million (described in greater detail below under “Financing”).  A portion of the funds raised in connection with the Loan were used to repay the $3.25 million in outstanding current Notes issued in April and May 2013 (described in greater detail below under “Financing”).

On September 6, 2013, the Company closed a registered direct offering of $3,451,500 (approximately $3.2 million net, after deducting commissions and other expenses) in shares of common stock to certain institutional investors. The Company used the funds raised in the offerings to pay down expenses related to lease operating, workover activities and for general corporate purposes, including general and administrative expenses and legal settlements.

On April 21, 2014, the Company closed a registered direct offering of $2,000,000 (approximately $1.88 million net, after deducting commissions and other expenses) of 3,333,332 units, each consisting of one share of common stock and 0.50 of one warrant to purchase one share of common stock at an exercise price of $1.00 per share to certain institutional investors.  The Company used the funds raised in the offering to pay down expenses related to lease operating, workover activities and for general corporate purposes, including general and administrative expenses.

On April 29, 2014 and effective March 14, 2014, the Company entered into an amended loan agreement, amending the terms of the Letter Loan Agreement, which had a balance of approximately $7.3 million as of March 14, 2014.  Pursuant to the amended long-term note, we restructured the repayment terms to defer monthly amortizing principal payments which began on March 13, 2014, during the period from April 13, 2014 through September 13, 2014 (described in greater detail below under “Financing”).

The Company believes its undeveloped acreage and continued ability to access the capital markets in both equity and debt provides a sufficient means to conduct its current operations, meet its contractual obligations and undertake a forward outlook on future development of its current fields.

Cash Flows

	Year Ended March 31,
	2014	2013
Cash flows used in operating activities	$(3,684,464)	$(1,814,640)
Cash flows used in investing activities	(5,409,608)	(5,374,669)
Cash flows provided by financing activities	9,165,536	6,956,021
Net increase (decrease) in cash and cash equivalents	$71,464	$(233,288)

The primary sources of cash for Lucas during the two-year period ended March 31, 2014 were funds generated from sales of crude oil, proceeds from sale of shares of the Company's common stock and borrowings.  The primary uses of cash were funds used in operations, acquisitions of oil and gas properties and equipment and repayments of debt.

Net cash used in operating activities was approximately $3.7 million for the year ended March 31, 2014 as compared to $1.8 million for the same period a year ago.  The increase in net cash used in operating activities of $1.9 million was due primarily to paying down all outstanding advances to working interest owners via a settlement with Seidler Oil & Gas L.P. for approximately $1.3 million, a decrease of $1.4 million in depreciation, depletion, amortization and accretion and paying down vendor payables of approximately $0.7 million which was offset by an approximately $0.1 million increase in changes to other components of working capital and a decrease of $2.1 million in net loss.

Net cash used in investing activities was approximately $5.4 million for both the years ended March 31, 2014 and 2013.  Although, there was not a significant change from the prior year, the Company had approximately $3.5 million less in additions to oil and gas properties during fiscal year 2014, which was offset by proceeds of approximately $4.0 million from the sale of oil and gas properties during fiscal year 2013 coupled with approximately $0.5 million in additional proceeds from oil and gas and other property and equipment sales during fiscal year 2014.

Net cash provided by financing activities was approximately $9.2 million for the year ended March 31, 2014 as compared to net cash provided by financing activities of $7.0 million for the same period a year ago.  The increase in net cash provided by financing activities was primarily related to approximately $7.3 million of loan and equity proceeds, net of repayments offset by repayment of borrowings and deferred financing costs, which were approximately $4.6 million from the current period when compared to equity sales and loan repayment amounts from the same period a year ago, as well as net proceeds from the exercise of warrants of $0.4 million.

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

Effective May 31, 2013, the Company entered into a Loan Agreement with various lenders (the “May 2013 Loan Agreement” and together with the April 2013 Loan Agreement, the “Loan Agreements”), pursuant to which such lenders loaned the Company an aggregate of $500,000 to be used for general working capital and to pay amounts the Company owed to Nordic under a settlement agreement.  The lenders were third parties, unaffiliated with the Company, provided that one lender who previously loaned the Company funds in connection with the April 2013 Loan Agreement provided the Company an additional $300,000 loan in connection with the May 2013 Loan Agreement.  The May 2013 Loan Agreement included substantially similar terms as the April 2013 Loan Agreement and was approved by the prior lenders, who also waived their right to be repaid from the proceeds from the loans.

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

Effective on August 13, 2013, Lucas entered into a Letter Loan Agreement with Louise H. Rogers (the “Letter Loan”).  In connection with the Letter Loan and a Promissory Note entered into in connection therewith, Ms. Rogers loaned the Company $7.5 million (the “Loan”).  The Loan accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default), can be prepaid by Lucas at any time without penalty after November 13, 2013 and is due and payable on August 13, 2015, provided that $75,000 in interest only payments are due on the Loan during the first six months of the term (which have been escrowed by Lucas) and beginning on March 13, 2014, Lucas is required to make monthly amortization principal payments equivalent to the sum of fifty-percent of the Loan during months seven through twenty-four of the term.  The $450,000 escrow deposit for the first six months interest was recorded as restricted cash within the balance sheet, with no balance being recognized on the balance sheet as of March 31, 2014, as all escrowed interest had been paid.  Lucas is also required to make mandatory prepayments of the loan in the event the collateral securing the Loan does not meet certain thresholds and coverage ratios.  The repayment of the Loan is secured by a security interest in substantially all of Lucas’s assets which was evidenced by a Security Agreement and a Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing. Lucas agreed to pay a $15,000 quarterly administrative fee in connection with the Loan and grant the administrator a warrant to purchase up to 279,851 shares of Lucas’s common stock at an exercise price of $1.35 per share and a term continuing until the earlier of (a) August 13, 2018; and (b) three years after the payment in full of the Loan.  A portion of the funds raised in connection with the Loan were used to repay the $3.25 million in outstanding Notes issued in April and May 2013 as described above.

On September 6, 2013, the Company closed a registered direct offering of $3,451,500 (approximately $3.2 million net, after deducting commissions and other expenses) of shares of common stock to certain institutional investors. In total, the Company sold 2.95 million shares of common stock at a price of $1.17 per share.

On April 21, 2014, pursuant to the terms of the Registration Statement, the Company closed a registered direct offering of $2,000,000 (approximately $1.88 million net, after deducting commissions and other expenses) of shares of common stock to certain institutional investors.  In total, the Company sold 3,333,332 units, each consisting of one share of common stock and 0.50 of one warrant to purchase one share of common stock. The Company used the funds raised in the offering to pay down expenses related to drilling, lease operating, workover activities and for general corporate purposes, including general and administrative expenses.

On April 29, 2014 and effective March 14, 2014, the Company entered into an Amended Loan Agreement and Restated Promissory Note on the Letter Loan note noted above, which had a balance of approximately $7.3 million as of March 14, 2014.  Pursuant to the Amended Loan Agreement, we restructured the repayment terms to defer monthly amortizing principal payments which began on March 13, 2014, during the period from April 13, 2014 through September 13, 2014, during which six month period interest on the Restated Promissory Note will accrue at 15% per annum (compared to 12% per annum under the terms of the original Letter Loan). Additionally, beginning on October 13, 2014, the interest rate of the Amended Note will return to 12% per annum and we will be required to pay the monthly amortization payments in accordance with the original repayment schedule (which total approximately $205,000 to $226,000, depending on the due date), as well as additional principal amortization payments of approximately $266,000 every three months (beginning October 13, 2014, and ending on July 13, 2015) until maturity, with approximately $3.87 million due on maturity, which maturity date remains August 13, 2015. We agreed to pay all legal expenses of the lender related to the amendments and agreed to (i) pay $25,000 and (ii) issue 75,000 shares of restricted common stock, to Robertson Global Credit, LLC (“Robertson”), the administrator of the Loan, as additional consideration for the modifications.  Should we opt to prepay the Amended Note prior to the maturity date, we are required to pay an exit fee equal to the advisory fees of approximately $15,000 per quarter that would have been due, had the note remained outstanding through maturity.

Lucas plans to continue to focus a substantial portion of its capital expenditures in various known prolific and productive geological formations, including the Austin Chalk, Eagle Ford and Buda formations, primarily in Gonzales, Wilson, and Karnes Counties south of the city of San Antonio, Texas and in the Eaglebine, Buda, and Glen Rose formations in Madison and Leon Counties north of the city of Houston, Texas.  Lucas expects capital expenditures to be greater than cash flow from operating activities for the remainder of the 2015 fiscal year and into fiscal 2016.  To cover the anticipated shortfall, our business plan includes establishing a reserve-based line of credit, initiating bank or private borrowings, and/or issuing equity or debt offerings similar to the above; provided that the Company is also actively reviewing a number of opportunities for strategic partnership, acquisitions, and mergers with a focus on development of reserves, increasing revenue, and improving shareholder value as discussed above.

Off-Balance Sheet Arrangements

Lucas does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships.  As of March 31, 2014, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Lucas prepares its financial statements and the accompanying notes in conformity with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and the accompanying notes.  Lucas identifies certain accounting policies as critical based on, among other things, their impact on the portrayal of Lucas’s financial condition, results of operations or liquidity, and the degree of difficulty, subjectivity and complexity in their deployment.  Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown.  Management routinely discusses the development, selection and disclosure of each of the critical accounting policies.  Following is a discussion of Lucas’s most critical accounting policies:

Proved Oil and Natural Gas Reserves

Lucas’s independent petroleum consultants estimate proved oil and gas reserves, which directly impact financial accounting estimates, including depreciation, depletion and amortization.  Proved reserves represent estimated quantities of crude oil and condensate, natural gas liquids and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made.  The process of estimating quantities of proved oil and gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir.  The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.  Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time.  For related discussion, see “Item 1A. Risk Factors”.

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

Share-Based Compensation

 In accounting for share-based compensation, judgments and estimates are made regarding, among other things, the appropriate valuation methodology to follow in valuing stock compensation awards and the related inputs required by those valuation methodologies.  Assumptions regarding expected volatility of Lucas’s common stock, the level of risk-free interest rates, expected dividend yields on Lucas’s stock, the expected term of the awards and other valuation inputs are subject to change.  Any such changes could result in different valuations and thus impact the amount of share-based compensation expense recognized in the Consolidated Statements of Operations.

Revenue Recognition

Lucas recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as crude oil and natural gas is produced and sold from those wells. Costs associated with production are expensed in the period incurred.  Crude oil produced but remaining as inventory in field tanks is not recorded in Lucas’s financial statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements as of March 31, 2014 and 2013 and for the fiscal years ended March 31, 2014 and 2013 have been audited by Hein & Associates, LLP, an independent registered public accounting firm, and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X as promulgated by the SEC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Lucas Energy, Inc.

We have audited the accompanying consolidated balance sheets of Lucas Energy, Inc. as of March 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Lucas Energy, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lucas Energy, Inc. as of March 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Hein & Associates LLP

Houston, Texas
June 27, 2014

LUCAS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

At March 31,	2014	2013

ASSETS
Cash	$522,155	$450,691
Accounts Receivable	609,097	832,801
Inventories	112,677	64,630
Other Current Assets	342,787	337,860
Total Current Assets	1,586,716	1,685,982

Property and Equipment
Oil and Gas Properties (Full Cost Method)	49,554,069	44,709,800
Other Property and Equipment	444,924	552,154
Total Property and Equipment	49,998,993	45,261,954
Accumulated Depletion, Depreciation and Amortization	(11,190,505)	(9,204,649)
Total Property and Equipment, Net	38,808,488	36,057,305
Other Assets	343,273	-
Total Assets	$40,738,477	$37,743,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,554,977	$3,696,848
Common Stock Payable	11,250	17,502
Accrued Expenses	286,629	501,809
Advances From Working Interest Owners	-	1,384,085
Asset Retirement Obligation, current	-	73,621
Current Portion of Long-Term Notes Payable	1,793,367	875,000
Total Current Liabilities	4,646,223	6,548,865

Asset Retirement Obligation	978,430	851,873
Long-Term Notes Payable, net of current portion	5,430,144	-
Commitments and Contingencies (see Note 7)

Stockholders' Equity
Preferred Stock Series A, 2,000 Shares Authorized of
$0.001 Par, 2,000 Shares Issued and Outstanding	3,095,600	3,095,600
Common Stock, 100,000,000 Shares Authorized of $0.001 Par,
30,018,081 Shares Issued and 29,981,181 Outstanding Shares
at March 31, 2014 and 26,751,407 Issued and 26,714,507
Outstanding Shares at March 31, 2013, respectively	30,018	26,751
Additional Paid in Capital	52,995,987	48,970,509
Accumulated Deficit	(26,388,766)	(21,701,152)
Common Stock Held in Treasury, 36,900 Shares, at Cost	(49,159)	(49,159)
Total Stockholders' Equity	29,683,680	30,342,549
Total Liabilities and Stockholders' Equity	$40,738,477	$37,743,287

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended March 31,	2014	2013

Operating Revenues
Crude Oil	$5,219,752	$8,219,984
Natural Gas	-	27,100
Total Revenues	5,219,752	8,247,084
Operating Expenses
Lease Operating Expenses	2,217,029	3,760,036
Severance and Property Taxes	394,372	432,187
Depreciation, Depletion,
Amortization and Accretion	2,189,721	3,585,674
General and Administrative	3,958,314	6,098,773
Total Expenses	8,759,436	13,876,670
Operating Loss	(3,539,684)	(5,629,586)
Other Expense (Income)
Interest Expense	1,169,440	1,367,844
Other Income, Net	(21,510)	(241,112)
Total Other Expenses	1,147,930	1,126,732
Loss Before Income Taxes	(4,687,614)	(6,756,318)
Income Tax Provision	-	39,161
Net Loss	$(4,687,614)	$(6,795,479)
Net Loss Per Share
Basic and Diluted	$(0.16)	$(0.27)

Weighted Average Shares
Outstanding
Basic and Diluted	28,593,995	25,099,749

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
							Common
	Common Stock		Preferred Stock		Additional		Stock	Total
	Number	Common	Number	Preferred	Paid In	Accumulated	Held in	Stockholders'
	Of Shares	Stock	Of Shares	Stock	Capital	Deficit	Treasury	Equity
Balance at March 31, 2012	19,581,657	$19,582	4,824	$8,262,354	$35,791,345	$(14,905,673)	$(49,159)	$29,118,449
Common Shares issued for:
Unit Offerings	3,750,000	3,750	-	-	6,822,990	-	-	6,826,740
Warrants Exercised	412,501	412	-	-	412,089	-	-	412,501
Share-Based Compensation	183,249	183	-	-	320,686	-	-	320,869
Conversion of Series B Preferred	2,824,000	2,824	(2,824)	(5,166,754)	5,163,930	-	-	-
Amortization of stock options	-	-	-	-	575,812	-	-	575,812
Modification of stock options	-	-	-	-	(116,343)	-	-	(116,343)
Net loss	-	-	-	-	-	(6,795,479)	-	(6,795,479)
Balance at March 31, 2013	26,751,407	$26,751	2,000	$3,095,600	$48,970,509	$(21,701,152)	$(49,159)	$30,342,549
Common Shares issued for:
Unit Offerings	3,135,185	3,135	-	-	3,299,922	-	-	3,303,057
Share-Based Compensation	131,489	132	-	-	162,986	-	-	163,118
Amortization of stock options	-	-	-	-	270,106	-	-	270,106
Discount on Notes	-	-	-	-	292,464	-	-	292,464
Net loss	-	-	-	-	-	(4,687,614)	-	(4,687,614)
Balances at March 31, 2014	30,018,081	$30,018	2,000	$3,095,600	$52,995,987	$(26,388,766)	$(49,159)	$29,683,680

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended March 31,	2014	2013
Cash Flows from Operating Activities
Net Loss	$(4,687,614)	$(6,795,479)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	2,189,721	3,585,674
Share-Based Compensation	413,711	677,553
Share-Based Compensation Related to Purchase of Stock Options	-	83,657
Amortization of Discount on Notes	207,157	-
Amortization of Deferred Financing Costs	228,065	-
Settlement of Debt	(118,620)	(344,329)
(Gain) Loss on Sale of Property and Equipment	(1,000)	2,065
Impairment of Other Property	-	123,513
Changes in Components of Working Capital and Other Assets
Accounts Receivable	223,704	584,018
Inventories	(48,047)	(762)
Other Current Assets	(4,927)	(138,183)
Accounts Payable and Accrued Expenses	(702,529)	371,402
Advances from Working Interest Owners	(1,384,085)	35,019
Other Assets	-	1,212
Net Cash Used in Operating Activities	(3,684,464)	(1,814,640)

Investing Cash Flows
Additions of Oil and Gas Properties	(5,662,026)	(9,139,834)
Additions of Other Property and Equipment	(230,517)	(69,486)
Proceeds from Sale of Oil and Gas Properties	156,935	4,069,948
Proceeds from Sale of Other Property and Equipment	326,000	-
Payments Received on Notes Receivable	-	14,703
Repayment of Note Payable	-	(250,000)
Net Cash Used in Investing Activities	(5,409,608)	(5,374,669)

Financing Cash Flows
Net Proceeds from Exercises of Warrants	-	412,501
Net Proceeds from the Sale of Common Stock	3,303,057	6,826,740
Proceeds from Issuance of Notes Payable	10,750,000	-
Deferred Financing Costs	(571,338)	-
Repayment of Borrowings	(4,316,183)	(283,220)
Net Cash Provided by Financing Activities	9,165,536	6,956,021

Increase in Cash	71,464	(233,288)
Cash at Beginning of the Period	450,691	683,979
Cash at End of the Period	$522,155	$450,691

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

Our corporate headquarters are in Houston, Texas and our field operation is located in Gonzales, Texas where we manage the Company’s well operations.

NOTE 2 – LIQUIDITY

At March 31, 2014, the Company’s Total Current Liabilities of $4.6 million exceeded its Total Current Assets of $1.6 million, resulting in a working capital deficit of approximately $3.0 million, while at March 31, 2013, the Company’s total current liabilities of $6.5 million exceeded its total current assets of $1.7 million, resulting in a working capital deficit of $4.8 million.  The $1.8 million reduction in the working capital deficit is primarily related to the Company effectively accessing the capital markets in connection with the sale of both equity and debt during the year ended March 31, 2014.  Subsequent to year end, as described below the Company also raised capital and amended its current loan agreement in an effort to maintain adequate cash flow entering the coming year (see “Note 13. Subsequent Events”).

On August 13, 2013, the Company secured a long-term loan for $7.5 million.  A portion of the funds raised in connection with the Loan were used to repay the $3.25 million in outstanding current Notes issued in April and May 2013 (as defined and described in Note 6).

On September 6, 2013, the Company closed a registered direct offering of $3,451,500 (approximately $3.2 million net, after deducting commissions and other expenses) in shares of common stock to certain institutional investors. The Company used the funds raised in the offerings to pay down expenses related to lease operating, workover activities and for general corporate purposes, including general and administrative expenses and legal settlements.

On April 21, 2014, the Company closed a registered direct offering of $2,000,000 (approximately $1.88 million net, after deducting commissions and other expenses) of 3,333,332 units, each consisting of one share of common stock and 0.50 of one warrant to purchase one share of common stock at an exercise price of $1.00 per share to certain institutional investors (see “Note 13. Subsequent Events”).  The Company used the funds raised in the offering to pay down expenses related to lease operating, workover activities and for general corporate purposes, including general and administrative expenses.

On April 29, 2014 and effective March 14, 2014, the Company entered into an amended loan agreement on the long-term note noted above, which had a balance of approximately $7.3 million as of March 14, 2014.  Pursuant to the amended long-term note, we restructured the repayment terms to defer monthly amortizing principal payments which began on March 13, 2014, during the period from April 13, 2014 through September 13, 2014 (see “Note 13. Subsequent Events”).

The Company believes the value of its undeveloped acreage provides a continued ability to access the capital markets in both equity and debt, which provides a sufficient means to conduct its current operations, meet its contractual obligations and undertake a forward outlook on future development of its current fields.

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

Lucas’s consolidated financial statements are based on a number of significant estimates, including oil and natural gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and natural gas properties, and timing and costs associated with its asset retirement obligations, as well as those related to the fair value of stock options, stock warrants and stock issued for services.  While we believe that our estimates and assumptions used in preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.  The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  The Company had no cash equivalents at March 31, 2014 or 2013.

Restricted Cash

As of March 31, 2014 and 2013, the Company had no restricted cash.

Allowance for Doubtful Accounts

Accounts receivable consist of uncollaterized oil and natural gas revenues due under normal trade terms.  Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  There was no allowance recorded as of March 31, 2014 or 2013.

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

We sell a significant portion of our oil and gas production to a relatively small number of customers.  For the year ended March 31, 2014, approximately 86% of our consolidated product revenues were attributable to three customers: Sunoco Refining and Marketing, Inc.; EDF Trading North America LLC.; and Enterprise Crude Oil LLC.  The remaining 14% was sold to Shell Trading (US) Company, our current and only customer as of March 31, 2014.  We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is disruption in services or other events that cause us to search for other ways to sell our production.

Fair Value of Financial Instruments

As of March 31, 2014 and 2013, the fair value of Lucas’s cash, accounts receivable, accounts payable, note receivable and note payable approximate carrying values because of the short-term maturity of these instruments.

The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with property and equipment.  Significant Level 3 inputs used in the calculation of asset retirement obligations include plugging costs and reserve lives.  A reconciliation of the Company's asset retirement obligations is presented in “Note 5 – Asset Retirement Obligations”.

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

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and natural gas property costs on a country-by-country basis. Costs not subject to amortization consist of unproved properties that are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Lucas assesses overall values of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred.  Impairment of unproved properties is assessed based on management's intention with regard to future development of individually significant properties and the ability of Lucas to obtain funds to finance their programs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

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

Costs of oil and natural gas properties are amortized using the units of production method.   Amortization expense calculated per equivalent physical unit of production amounted to $35.94 and $40.51 per barrel of oil equivalent for the years ended March 31, 2014 and 2013, respectively.

Ceiling Test

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  During the years ended March 31, 2014 and 2013, no impairment of oil and natural gas properties was recorded.

Other Property and Equipment

Other property and equipment are stated at cost and consist primarily of a field office, furniture and computer equipment.  Depreciation is computed on a straight-line basis over the estimated useful lives.

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

Lucas has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2014 and 2013.  The Company’s policy is to classify assessments, if any, for tax related interest expense and penalties as interest expense.

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

Stock options to purchase 914,468 Common Shares at an average exercise price of $1.39 per share and warrants to purchase 4,298,487 Common Shares at an average exercise price of $2.53 per share were outstanding at March 31, 2014.

Stock options to purchase 819,668 Common Shares at an average exercise price of $1.55 per share and warrants to purchase 3,893,636 Common Shares at an average exercise price of $2.65 per share were outstanding at March 31, 2013.

At the year ended March 31, 2014, Lucas had outstanding 2,000 shares of Series A Convertible Preferred Stock.  Each share of the Series A Convertible Preferred Stock shares is convertible into an aggregate of 1,000 shares of the Company’s common stock and have no liquidation preference and no maturity date.

Using the treasury stock method, had the Company had net income, no common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share calculation for the year ended March 31, 2014.

Share-Based Compensation

Lucas measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Revenue and Cost Recognition

Lucas recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as crude oil and natural gas is produced and sold from those wells. Costs associated with production are expensed in the period incurred.  Crude oil produced but remaining as inventory in field tanks is not recorded as revenue in Lucas’s consolidated financial statements because it is not material.

NOTE 4 – PROPERTY AND EQUIPMENT

Oil and Natural Gas Properties

All of Lucas’s oil and natural gas properties are located in the United States.  Costs being amortized at March 31, 2014 and 2013 are as follows:

	At March 31,
	2014	2013
Proved leasehold costs	$11,354,136	$10,002,828
Costs of wells and development	37,447,018	33,961,775
Capitalized asset retirement costs	752,915	745,197
Total oil & natural gas properties	49,554,069	44,709,800
Accumulated depreciation and depletion	(10,991,064)	(9,077,997)
Net Capitalized Costs	$38,563,005	$35,631,803

Acquisition of Oil and Natural Gas Properties

During the year ended March 31, 2014, the Company purchased additional working interests consisting of three oil and natural gas properties for approximately $70,000.

During the year ended March 31, 2013, the Company purchased various oil and natural gas properties and equipment for $1,037,512.  As part of the acquisitions, we entered into a $450,000 Note Payable, paid $116,700 in cash, and extinguished a Note Receivable for $470,812.

Sale of Oil and Gas Properties

On March 31, 2014, the Company sold 156 acres of oil and natural gas properties with aggregate gross proceeds of $156,935 in Madison County, Texas.  All oil and natural gas property sale proceeds were treated as a reduction in the full cost pool with no gain or loss recorded on the sales.

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

Other Property and Equipment

On March 21, 2013, Lucas entered into an agreement to sell its Gonzales County, Texas office building for $325,000, which resulted in an impairment loss of $123,513 and was recorded to Other Expenses, in the Consolidated Statements of Operations.  A non-reimbursable down payment of $32,500 was paid on June 26, 2013, resulting in the carrying amount of the building to be reduced by the down payment amount.  On September 20, 2013, Lucas was paid an additional $30,000 non-reimbursable payment and on November 14, 2013 the final payment of $262,500 was made completing the sale.  As of March 31, 2014, the building is no longer recognized in the Company’s financial statements.

In February 2014, the Company purchased a field office for approximately $50,000 which is used to provide local operational support for our properties in the Eagleford and Austin Chalk areas.  The land upon which the field office resides is leased by the Company over a three-year term beginning in January 2014 through December 2016.  The lease is renewable, and the yearly lease amounts are $7,200, $7,800 and $8,400 over the three-year term, respectively.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

Lucas records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Lucas accrues an abandonment liability associated with its oil and natural gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Lucas’s credit-adjusted risk-free interest rate. No market risk premium has been included in Lucas’s calculation of the ARO balance.

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the future retirement of oil and natural gas properties for the years ended March 31, 2014 and 2013:

	2014	2013
Carrying amount at beginning of year	$925,494	$1,075,152
Liabilities incurred	7,719	228,918
Liabilities settled	(52,071)	(27,337)
Accretion	97,288	59,649
Revisions	-	39,162
Reduction for sale of oil and natural gas property	-	(450,050)
Carrying amount at end of year	$978,430	$925,494

NOTE 6 – NOTE PAYABLE

Effective April 4, 2013, the Company entered into a Loan Agreement with various lenders (the “April 2013 Loan Agreement”) pursuant to which such lenders loaned the Company an aggregate of $2,750,000 to be used for general working capital.  The lenders included entities beneficially owned by our chairman, Ken Daraie (which entity loaned us $2,000,000) and director, W. Andrew Krusen, Jr. (which entities loaned us $250,000), as well as an unrelated third party which loaned the Company $500,000.  On August 16, 2013, the outstanding balance and interest was paid in full.

Effective May 31, 2013, the Company entered into a Loan Agreement with various lenders (the “May 2013 Loan Agreement” and together with the April 2013 Loan Agreement, the “Loan Agreements”), pursuant to which such lenders loaned the Company an aggregate of $500,000 to be used for general working capital and to pay amounts the Company owed to Nordic Oil USA I, LLLP (“Nordic”).  The lenders were third parties, unaffiliated with the Company, and one lender who previously loaned the Company funds in connection with the April 2013 Loan Agreement provided the Company an additional $300,000 loan in connection with the May 2013 Loan Agreement.  The Loan Agreement included substantially similar terms as the April 2013 Loan Agreement and was approved by the prior lenders in the April 2013 Loan Agreement, who also waived their right to be repaid from the proceeds from the loans.  On August 16, 2013, the outstanding balance and interest was paid in full.

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

Effective on August 13, 2013, Lucas entered into a Letter Loan Agreement with Louise H. Rogers (the “Letter Loan”).  In connection with the Letter Loan and a Promissory Note entered into in connection therewith, Ms. Rogers loaned the Company $7.5 million (the “Loan”).  The Loan accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default), can be prepaid by Lucas at any time without penalty after November 13, 2013 and is due and payable on August 13, 2015, provided that $75,000 in interest only payments were due on the Loan during the first six months of the term (which were escrowed by Lucas) and beginning on March 13, 2014, Lucas was required to make monthly amortization principal payments equivalent to the sum of fifty-percent of the Loan during months seven through twenty-four of the term (which requirement has since been modified by the amendment described below).  An escrow deposit of $450,000 for the first six months interest was recorded as restricted cash within the balance sheet, with no balance outstanding on the balance sheet as of March 31, 2014.  Lucas is also required to make mandatory prepayments of the loan in the event the collateral securing the Loan does not meet certain thresholds and coverage ratios.  The repayment of the Loan is secured by a security interest in substantially all of Lucas’s assets which was evidenced by a Security Agreement and a Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing. Lucas agreed to pay a $15,000 quarterly administrative fee in connection with the Loan and grant the administrator a warrant to purchase up to 279,851 shares of Lucas’s common stock at an exercise price of $1.35 per share and a term continuing until the earlier of (a) August 13, 2018; and (b) three years after the payment in full of the Loan.  A portion of the funds raised in connection with the Loan were used to repay the $3.25 million in outstanding Notes issued in April and May 2013 as described above.  The Company also capitalized approximately $480,000 in deferred financing costs in relation to expenses incurred in the execution of the Letter Loan.

The Company recorded the fair value of warrants issued in connection with the Notes Payable as a discount on the Notes and amortizes the discount through non-cash interest expense using the effective interest method over the term of the debt.  The fair value of the 275,000 April 2013 Warrants was recorded as a $137,118 debt discount and the fair value of the 50,000 May 2013 Warrants was recorded as a $27,383 debt discount.  As the Notes have been fully repaid, the Company has fully amortized the total debt discount of $164,501 for the Notes.  The fair value of the 279,851 Letter Loan warrants was recorded as a $127,963 debt discount, of which, $42,656 has been amortized as of March 31, 2014.

Additionally, Lucas had paid $147,194 in cash interest on the April 2013 Notes and $14,972 in cash interest on the May 2013 Notes.  These amounts were for total interest paid up to the Loan repayment date of August 16, 2013.  Lucas also has fully recognized $70,000 in amortization expenses in relation to deferred financing costs for the Notes.  The Company also paid $525,000 in cash interest and amortized approximately $152,000 in deferred financing cost for the Letter Loan reducing the deferred financing cost asset base to approximately $343,000, as of March 31, 2014.

On March 29, 2013, and effective March 31, 2013, Lucas entered into a Settlement and Release Agreement with Nordic Oil USA I, LLLP ("Nordic") pursuant to which the parties agreed to settle and terminate a prior purchase and sale agreement, for which Lucas purchased all of Nordic's right, title and interest in certain oil, gas and mineral leases located in Gonzales, Karnes and Wilson Counties, Texas. Lucas agreed to pay $1,125,000 to Nordic, assign certain properties and complete certain fieldwork stipulated in the Settlement and Release Agreement. On March 29, 2013, Lucas paid $250,000, leaving a balance of $875,000 owed to Nordic as of March 31, 2013. Lucas made three additional payments during this fiscal year, including a final $125,000 payment on September 19, 2013, and fulfilled the terms of the Settlement and Release Agreement.

Effective on April 29, 2014, the Company entered into an Amended Letter Loan Agreement (the “Amended Letter Loan”) and Amended and Restated Promissory Note (the “Amended Note”), each effective March 14, 2014, in connection with the Letter Loan.  Pursuant to the Amended Letter Loan and Amended Note, we restructured the repayment terms of the original Letter Loan and Promissory Note to defer monthly amortizing principal payments which began on March 13, 2014, during the period from April 13, 2014 through September 13, 2014, during which six month period interest on the Amended Note will accrue at 15% per annum (compared to 12% per annum under the terms of the original Promissory Note). Beginning on October 13, 2014, the interest rate of the Amended Note will return to 12% per annum and we will be required to pay the monthly amortization payments in accordance with the original repayment schedule (which total approximately $205,000 to $226,000, depending on the due date), as well as additional principal amortization payments of approximately $266,000 every three months (beginning October 13, 2014, and ending on July 13, 2015) until maturity, with approximately $3.87 million due on maturity, which maturity date remains August 13, 2015. Additionally, we agreed to pay all legal expenses of the lender related to the amendments and agreed to (i) pay $25,000 and (ii) issue 75,000 shares of restricted common stock, to Robertson Global Credit, LLC (“Robertson”), the administrator of the Loan, as additional consideration for the modifications. Should we opt to prepay the Amended Note prior to the maturity date, we are required to pay an exit fee equal to the advisory fees of approximately $15,000 per quarter that would have been due, had the note remained outstanding through maturity.  Our year end consolidated balance sheet has been updated to incorporate the reclassifying of our short-term and long-term loan obligations based on the Amended Note, which is effective as of March 14, 2014.  Therefore, the current portion of the Note Payable is $1,793,367 and the long-term portion is $5,515,451 ($5,430,114 net of the remaining $85,307 Note discount) as of March 31, 2014.  The Amended Note still has an August 31, 2015 maturity date.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Minimum Commitments.  The Company has operating leases for office space and other property and equipment. The Company incurred rental expense of $122,498 and $130,547 for the years ended March 31, 2014 and 2013, respectively.

Future minimum annual rental commitments under non-cancelable leases at March 31, 2014 were as follows:

March 31, 2014
2015	$86,277
2016	41,544
$127,821

Legal Proceedings.  There are currently various suits and claims pending against Lucas that have arisen in the ordinary course of Lucas’s business, including contract disputes and title disputes.  While the ultimate outcome and impact on Lucas cannot be predicted with certainty, management believes that the resolution of these suits and claims will not, individually or in the aggregate, have a material adverse effect on Lucas’s consolidated financial position, results of operations or cash flow.  Lucas records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

Employment Agreements.  Effective November 1, 2012, we entered into an Employment Agreement with Anthony C. Schnur, our Chief Executive Officer and Interim Chief Financial Officer, which agreement was amended and restated effective December 12, 2012.  The agreement has a term of two years, expiring on October 31, 2014, provided that the agreement is automatically extended for additional one year terms, unless either party provides notice of their intent not to renew within the 30 day period prior to any automatic renewal date.  The Company agreed to pay Mr. Schnur a base annual salary of $310,000 during the term of the agreement, of which $290,000 is payable in cash and $20,000 is payable in shares of the Company’s common stock.  In the event the agreement is terminated by the Company for a reason other than cause (as described in the agreement) or by Mr. Schnur for good reason (as described in the agreement), Mr. Schnur is due in the form of a lump sum payment, the product of the base salary and bonus he was paid under the agreement for the prior 12 month period, provided that if such termination occurs six months before or 24 months following the occurrence of a Change of Control (as described in the agreement), Mr. Schnur is due 200% of the amount described above upon such termination.  The requirement to pay severance fees under the Employment Agreement may prevent or delay a change of control of the Company.

NOTE 8 – INCOME TAXES

The Company recorded a provision for income taxes of $0 and $39,161 for the years ended March 31, 2014 and March 31, 2013, respectively.

	2014	2013
Current taxes:
Federal	$-	$8,161
State	-	31,000
	-	39,161
Deferred taxes:
Federal	-	-
State	-	-
	-	-
Total	$-	$39,161

The following is a reconciliation between actual tax expense and income taxes computed by applying the U.S. federal income tax rate to income from continuing operations before income taxes for the two years ended March 31, 2014:

	2014	2013
Computed at expected tax rates (34%)	$(1,593,788)	$(2,297,148)
Meals and entertainment	4,431	10,938
State Income tax net of FIT benefit	-	20,460
Return to accrual true-up	11,329	(3,000)
Change in valuation allowance	1,578,028	2,307,911
Total	$-	$39,161

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	2014	2013
Deferred tax assets:
Net operating tax loss carryforwards	$11,236,160	$10,049,197
Gain on sale of oil and gas properties	6,172,745	6,303,421
Depletion	1,628,359	1,562,341
Unrealized net loss on available-for-sale securities	123,954	123,954
Share-based compensation	291,439	201,729
Accrued compensation	263,426	208,313
Tax Credit	-	8,161
Total deferred tax assets	$19,716,083	$18,457,116

Deferred tax liabilities:
Intangible drilling costs	(8,117,962)	(8,661,765)
Depreciation	(2,307,572)	(2,020,555)
Other	60,209	(2,066)
Total deferred tax liabilities	(10,365,325)	(10,684,386)

Subtotal	9,350,758	7,772,730
Less: Valuation allowance	(9,350,758)	(7,772,730)
Total	$-	$-

At March 31, 2014, Lucas had estimated net operating loss carry-forwards for federal and state income tax purposes of approximately $33.0 million which will begin to expire, if not previously used, beginning in the year 2029.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

The Company files income tax returns for federal and state purposes.  Management believes that with few exceptions, the Company is not subject to examination by United States tax authorities for tax periods prior to 2009.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

The following summarizes Lucas’s common stock activity for each of the two years ended March 31, 2014:

		Common Shares
		Issued
	Amount (a)	Per Share	Shares	Treasury	Outstanding
Balance at March 31, 2012			19,581,657	(36,900)	19,544,757
Unit Offering	$6,826,740	$1.82	3,750,000	-	3,750,000
Warrants Exercised	412,501	1.00	412,501	-	412,501
Share-Based Compensation	320,869	1.75	183,249	-	183,249
Conversion of Preferred	-	-	2,824,000	-	2,824,000
Balance at March 31, 2013			26,751,407	(36,900)	26,714,507
Private Unit Offering - July	$250,000	$1.35	185,185	-	185,185
Registered Direct Offering - September	3,209,168	1.09	2,950,000	-	2,950,00
Share-Based Compensation	163,118	1.24	131,489	-	131,489
Balance at March 31, 2014			30,018,081	(36,900)	29,981,181

(a)	Net proceeds or fair market value on grant date, as applicable.

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

Preferred Stock

The following summarizes Lucas’s preferred shares activity for each of the two years ended March 31, 2014:

	Preferred Shares
	Issued
	Shares	Amount
Balance at March 31, 2012	4,824	$8,262,354
Conversion to Common Stock:
Series B convertible	(2,824)	(5,166,754)
Balance at March 31, 2013	2,000	$3,095,600
No Conversions or Issuances	-	-
Balance at March 31, 2014	2,000	$3,095,600

Each share of the Series A Convertible Preferred Stock shares is convertible into an aggregate of 1,000 shares of the Company’s common stock and has no liquidation preference and no maturity date.

Treasury Stock

Lucas did not repurchase any shares of its common stock during the two years ended March 31, 2014.  The shares previously purchased are held by Lucas’s transfer agent as Treasury Stock, and the shares are treated as issued, but not outstanding, at March 31, 2014 and 2013.  The shares are recorded at a cost of $49,159.

Warrant

The following summarizes Lucas’s warrant activity for each of the two years ended March 31, 2014:

	2014		2013
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Outstanding at Beginning of Year	3,893,636	$2.65	2,966,136	$2.67
Issued	604,851	1.43	1,345,001	2.30
Expired	(200,000)	1.00	(5,000)	1.00
Exercised	-	-	(412,501)	1.00
Outstanding at End of Year	4,298,487	$2.53	3,893,636	$2.65

During the year ended March 31, 2014, warrants to purchase 200,000 shares of our common stock with an exercise price of $2.00 per share expired unexercised.  These warrants were granted in connection with the sale of units in the Company’s unit offering in September 2012.  As discussed in Note 6, the Company granted warrants to purchase 325,000 shares of our common stock with an exercise price of $1.50 per share and a term of five years in conjunction with the issuance of the April 2013 and May 2013 Notes as well as warrants to purchase 279,851 shares of our common stock with an exercise price of $1.35 per share and a term of five years in conjunction with the Letter Loan.  The warrants are indexed to the Company’s stock and are treated as an equity instrument since the exercise price and shares are known and fixed at the date of issuance, and no other clause in the agreement requires the warrants to be treated as a liability.

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

At March 31, 2014, the outstanding warrants had no intrinsic value.

NOTE 10 – SHARE-BASED COMPENSATION

Common Stock

On December 27, 2013, the Company's Board of Directors adopted, subject to the ratification of the shareholders, the Company's 2014 Stock Incentive Plan (“2014 Incentive Plan”). At the annual shareholder meeting held on February 13, 2014, Company shareholders approved the 2014 Incentive Plan providing for the Company to issue up to 1,000,000 shares of common stock to officers, directors, employees, contractors and consultants for services provided to the Company.  The Company registered shares to be issued under the 2014 Incentive Plan in a Form S-8 registration statement filed with the SEC in May 2014.  At March 31, 2014, 1,000,000 shares are available for issuance under the 2014 Incentive Plan (see “Note 13. Subsequent Events”).

During the annual shareholder meeting held on March 31, 2012, Company shareholders approved the Lucas Energy, Inc. 2012 Stock Incentive Plan (“2012 Incentive Plan”) providing for the Company to issue up to 1,500,000 shares of common stock to officers, directors, employees, contractors and consultants for services provided to the Company.  The Company registered shares to be issued under the 2012 Incentive Plan in a Form S-8 registration statement filed with the SEC in April 2012.  At March 31, 2014, 315,379 shares remained available for issuance under the 2012 Incentive Plan.

During the annual shareholder meeting held on March 30, 2010, Company shareholders approved the Lucas Energy, Inc. Long Term Incentive Plan (“2010 Incentive Plan”) providing for the Company to issue up to 900,000 shares of common stock to officers, directors, employees, contractors and consultants for services provided to the Company.  The Company registered shares to be issued under the 2010 Incentive Plan in a Form S-8 registration statement filed with the SEC in April 2010. At March 31, 2014, 194,518 shares remained available for issuance under the 2010 Incentive Plan.

For the year ended March 31, 2014, the Company awarded 124,398 shares of its common stock with an aggregate grant date fair value of $148,806, which was recognized as stock compensation expense.  The common stock share awards were valued based on the trading value of Lucas’s common stock on the date of grant, according to the employment agreements with certain officers and other managerial personnel.  Of the 124,398 shares of common stock awarded, only 114,296 shares had been issued as of March 31, 2014.  The remaining 10,102 shares had been awarded but not issued as of March 31, 2014; therefore, $11,250 was accrued in common stock payable, representing the fair value of Lucas’s common stock on the grant date.

For the year ended March 31, 2013, the Company awarded 89,768 shares of its common stock with an aggregate grant date fair value of $160,082, which were valued based on the trading value of Lucas’s common stock on the dates of grant, according to the employment agreements with certain officers and other managerial personnel. The stock compensation expense recognized for the awards of these shares was $101,741 of which $58,341 was accrued in common stock payable. The Company also awarded 93,481 shares of its common stock with an aggregate grant date fair value of $160,787, which were valued based on the trading value of Lucas’s common stock on the dates of grant to certain officers and other managerial personnel as fiscal year 2012 bonuses. The stock compensation expense recognized for the awards was accrued in bonus payable.

Stock Options

The following summarizes Lucas’s stock option activity for each of the two years ended March 31, 2014:

	2014		2013
	Number of	Weighted Average Grant Price	Number of	Weighted Average Grant Price
	Stock Options		Stock Options
Outstanding at Beginning of Period	819,668	$1.55	456,000	$2.88
Granted	400,000	1.13	747,668	1.50
Expired	(305,200)	1.49	(384,000)	3.04
Exercised	-	-	-	-
Outstanding at End of Period	914,468	$1.39	819,668	$1.55

Lucas granted stock options to purchase shares of common stock during the year ended March 31, 2014 to an officer as employee based compensation.  Effective April 1, 2013, the officer was granted stock options to purchase 125,000 shares of common stock with a fair value of $66,635 to be amortized and recognized as compensation expense over the service period.  The exercise price for the options equaled the closing price of the Company stock on April 1, 2013.  All grants were valued at fair value on the date of grant based on the market value of Lucas’s common stock using the Black Scholes option pricing model with the following weighted average assumptions used; dividend yield of 0.00%; expected volatility of 90.22%; risk-free interest rate of .36% and expected term of five years.  On September 30, 2013, the officer resigned, thereby canceling the options to purchase 125,000 shares of common stock, which had not yet vested.

The Company also granted a director stock options to purchase 50,000 shares of common stock with a fair value of $17,507 to be amortized and recognized as compensation expense over the vesting period in July 2013.  The 50,000 options vest at the rate of 1/12 of such options over the period from July 2013 to June 2014.  The options have a two year exercise period and the exercise price for the options equaled the closing price of the Company stock on July 2, 2013.  All grants were valued at fair value on the date of grant based on the market value of Lucas’s common stock using the Black Scholes option pricing model with the following weighted average assumptions used; dividend yield of 0.00%; expected volatility of 69.83%; risk-free interest rate of .14% and expected term of two years.

Additionally, during the year ended March 31, 2014, Lucas granted the directors of the Company stock options to purchase an aggregate of 225,000 shares of common stock with a fair value of $45,652 to be amortized and recognized as compensation expense over the vesting period.  Of the 225,000 options granted, 200,000 vest at a rate of 1/12 of such options over the period from January 2014 to December 2014 while the remaining 25,000 vest at a rate of 1/6 of such options over the period from July 2014 to December 2014. The options have a three year exercise period and the exercise price for the options equaled the closing price of the Company stock on December 24, 2013 ($0.98 per share).  All grants were valued at fair value on the date of grant based on the market value of Lucas’s common stock using the Black Scholes option pricing model with the following weighted average assumptions used; dividend yield of 0.00%; expected volatility of 52.35%; risk-free interest rate of .14% and expected term of three years.

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

Compensation expense related to 250,000 stock options granted to an officer during the year ended March 31, 2013 was $24,659. Of the 250,000 options, 50,000 vested immediately, 150,000 vest 33% on each of the first three anniversary dates of the grant, and 50,000 vest on the second anniversary of a different grant date, and all of the options have a five year exercise period.  The exercise prices for the options equal the closing price of the Company stock on the grant dates.  All grants were valued at fair value on the date of grant based on the market value of Lucas’s common stock using the Black Scholes option pricing model with the following weighted average assumptions used; dividend yield of 0.00%; expected volatility of 104.69%; risk-free interest rate of .38% and expected term of two years.

Compensation expense related to stock options granted to directors during the year ended March 31, 2013 was $32,426. The 216,668 options vested at the rate of 1/12 of such options per month over the period from January 2013 to December 2013 and have a two year exercise period.  The exercise prices for the options equal the closing price of the Company stock on the grant dates.  All grants were valued at fair value on the date of grant based on the market value of Lucas’s common stock using the Black Scholes option pricing model with the following weighted average assumptions; dividend yield of 0.00%; expected volatility of 90.08%; risk-free interest rate of .26% and expected term of 1.5 years.

Compensation expense related to stock options granted to several employees during the year ended March 31, 2013 was $24,102. The 206,000 options vest 25% of the grants on each of the first four anniversary dates and have a five year exercise period.  The exercise prices for the options equal the closing price of the Company stock on the grant dates.  All grants were valued at fair value on the date of grant based on the market value of Lucas’s common stock using the Black Scholes option pricing model with the following weighted average assumptions; dividend yield of 0.00%; expected volatility of 94.72%; risk-free interest rate of .49% and expected term of three years.

Compensation expense related to stock options granted to a consultant during the year ended March 31, 2013 was $2,309. The 75,000 options vest 25% on each of the first four anniversary dates and have a five year exercise period.  The exercise prices for the options equal the closing price of the Company stock on the grant dates.  All grants were valued at fair value on the date of grant based on the market value of Lucas’s common stock using the Black Scholes option pricing model with the following weighted average assumptions used for grants; dividend yield of 0.00%; expected volatility of 93.52%; risk-free interest rate of .40% and expected term of three years.

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

Compensation expense related to stock options during the year ended March 31, 2014 and March 31, 2013 was $270,106 and $575,812, respectively.

Options outstanding and exercisable at March 31, 2014 and March 31, 2013 had no intrinsic value.  The intrinsic value is based upon the difference between the market price of Lucas’s common stock on the date of exercise and the grant price of the stock options.

At March 31, 2014, unrecognized compensation expense related to non-vested stock options totaled $230,949.  This unrecognized expense is expected to be amortized to expense on a straight-line basis over a weighted average period of 2.0 years.

Options outstanding and exercisable as of March 31, 2014:

Exercise	Remaining	Options	Options
Price	Life (Yrs)	Outstanding	Exercisable
$1.15	0.70	216,668	216,668
$2.07	6.50	72,000	72,000
$1.63	3.60	100,800	25,200
$1.74	3.60	150,000	100,000
$1.61	3.80	50,000	-
$1.58	3.90	50,000	-
$1.28	1.30	50,000	37,500
$0.98	2.70	225,000	50,000
	Total	914,468	501,368

NOTE 11 – POSTRETIREMENT BENEFITS

Lucas maintains a matched defined contribution savings plan for its employees.  During the year ended March 31, 2014 and 2013, Lucas's total costs recognized for the savings plan were $31,207 and $34,512, respectively.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the years ended March 31, 2014 and 2013:

	2014	2013
Interest	$692,801	$36,843
Income taxes	15,000	74,011

Non-cash investing and financing activities for the years ended March 31, 2014 and 2013 included the following:

	2014	2013
Issuance of note payable for the purchase of certain
oil and gas properties	-	450,000
Conversion of preferred stock to
common stock	-	5,163,930
Accrued capital expenditures included in
accounts payable and accrued liabilities	1,577,930	-
Discounts on Notes Payable	292,464
Increase (Decrease) in asset retirement obligations	7,719	(181,970)
Receivable extinguished for oil and gas properties	-	470,812
Note Payable extinguished for oil and gas properties	-	(23,098,496)

NOTE 13 – SUBSEQUENT EVENTS

On May 12, 2014, the Company entered into a Settlement Agreement with Patsy Crockett, As Guardian of the Person and Estate of Edna Elsie Gatlin, an incapacitated person, on a lawsuit regarding a dispute over the validity of a 300 acre lease in Gonzales County, Texas.  Per the Settlement Agreement, Lucas acquired a new one year lease on the property with a one year renewal option and paid $800 per acre for the aforementioned lease for a total payment of $235,784.  All filed claims from either party were then dismissed with prejudice.

On April 15, 2014, the Company agreed to sell an aggregate of 3,333,332 units to certain institutional investors at a purchase price of $0.60 per unit or $2 million in aggregate, with each unit consisting of one share of common stock (the “Shares”) and 0.50 of a warrant to purchase one share of the Company’s common stock at an exercise price of $1.00 per share and a term of five years (the “Warrants”, and collectively with the Shares, the “Units”).  On April 21, 2014, the offering closed, and the Company subsequently received an aggregate of $2,000,000 in gross funding and a net of approximately $1,880,000 (after the deduction of approximately $120,000 in associated legal and placement agent fees).  In total, the Company sold 3,333,332 shares of common stock and 1,666,666 warrants to purchase shares of common stock.  The Company used the funds raised in the offering to pay down expenses related to drilling, lease operating, workover activities and for general corporate purposes, including general and administrative expenses.

On April 29, 2014, the Company entered into an Amended Letter Loan Agreement (the “Amended Letter Loan”) and Amended and Restated Promissory Note (the “Amended Note”), each effective March 14, 2014, in connection with the August 13, 2013, Letter Loan Agreement entered into between the Company and Louise H. Rogers (the “Letter Loan”). In connection with the Letter Loan and a Promissory Note entered into in connection therewith, Ms. Rogers loaned the Company $7.5 million, which had a balance of approximately $7.3 million as of March 14, 2014 (the “Loan”).  Pursuant to the Amended Letter Loan and Amended Note, we restructured the repayment terms of the original Letter Loan and Promissory Note to defer monthly amortizing principal payments which began on March 13, 2014, during the period from April 13, 2014 through September 13, 2014, during which six month period interest on the Amended Note will accrue at 15% per annum (compared to 12% per annum under the terms of the original Promissory Note).  Additionally, beginning on October 13, 2014, the interest rate of the Amended Note will return to 12% per annum and we will be required to pay the monthly amortization payments in accordance with the original repayment schedule (which total approximately $205,000 to $226,000, depending on the due date), as well as additional principal amortization payments of approximately $266,000 every three months (beginning October 13, 2014, and ending on July 13, 2015) until maturity, with approximately $3.87 million due on maturity, which maturity date remains August 13, 2015. Additionally, we agreed to pay all legal expenses of the lender related to the amendments and agreed to (i) pay $25,000 and (ii) issue 75,000 shares of restricted common stock, to Robertson Global Credit, LLC (“Robertson”), the administrator of the Loan, as additional consideration for the modifications. Should we opt to prepay the Amended Note prior to the maturity date, we are required to pay an exit fee equal to the advisory fees of approximately $15,000 per quarter that would have been due, had the note remained outstanding through maturity.  The Amended Letter Loan includes customary events of default and positive and negative covenants for facilities of similar nature and size as the Amended Letter Loan.  The repayment of the Loan is secured by a security interest in substantially all of the Company’s assets which was evidenced by a Security Agreement and a Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing, each entered into in August 2013, which were not modified in any way by the Amended Letter Loan and Amended Note. The Company also previously granted Robertson a warrant (evidenced by a Common Stock Purchase Warrant) to purchase up to 279,851 shares of the Company’s common stock at an exercise price of $1.35 per share in connection with the initial Letter Loan closing, which was similarly not modified in any way in connection with the recent amendments.  Our year end consolidated balance sheet has been updated to incorporate the reclassifying of our short-term and long-term loan obligations based on the Amended Note, which is effective as of March 14, 2014.

The Company shareholders approved the Lucas Energy, Inc. 2014 Stock Incentive Plan (“2014 Incentive Plan”) at the annual shareholder meeting held on February 13, 2014.  The 2014 Incentive Plan provides the Company with the ability to offer (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing, to employees, consultants and contractors as provided in the 2014 Incentive Plan.  Shares issuable under the 2014 Incentive Plan were registered on Form S-8 registration statement that was filed with the SEC on May 15, 2014.  The NYSE MKT approved this listing application for the shares issuable under the 2014 Incentive Plan on May 22, 2014.

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

PROVED RESERVE SUMMARY

All of the Company's reserves are located in the United States.  The following tables sets forth Lucas’s net proved reserves, including proved developed and proved undeveloped reserves, at March 31st for each of the three years in the period ended March 31, 2014, and the changes in the net proved reserves for each of the three years in the period ended March 31, 2014, as estimated by the independent petroleum consulting firm Forrest A. Garb & Associates, Inc.:

	March 31,
	2014	2013	2012
Crude Oil (Bbls)
Net proved reserves at beginning of year	5,131,143	7,023,520	2,768,200
Revisions of previous estimates	(923,465)	(1,980,284)	(313,810)
Purchases in place	-	14,050	1,193,746
Extensions, discoveries and other additions	883,983	1,908,362	3,456,560
Sales in place	-	(1,750,278)	(26,710)
Production	(53,228)	(84,227)	(54,466)
Net proved reserves at end of year	5,038,433	5,131,143	7,023,520

Natural Gas (Mcf)
Net proved reserves at beginning of year	2,642,889	10,722,480	843,250
Revisions of previous estimates	124,025	(8,721,436)	194,160
Purchases in place	-	-	-
Extensions, discoveries and other additions	548,608	1,336,108	9,699,630
Sales in place	-	(685,027)	-
Production	-	(9,236)	(14,560)
Net proved reserves at end of year	3,315,522	2,642,889	10,722,480

Oil Equivalents (Boe)
Net proved reserves at beginning of year	5,571,625	8,810,600	2,908,742
Revisions of previous estimates	(902,795)	(3,433,857)	(281,450)
Purchases in place	-	14,050	1,193,746
Extensions, discoveries and other additions	975,418	2,131,047	5,073,165
Sales in place	-	(1,864,449)	(26,710)
Production	(53,228)	(85,766)	(56,893)
Net proved reserves at end of year	5,591,020	5,571,625	8,810,600

RESERVES

During the year ended March 31, 2014, there was not a significant adjustment to our reserves as our estimated net proved crude oil and natural gas reserves at March 31, 2014 and 2013 were approximately 5.6 million BOE, respectively, for each year.  Although there was not a significant change in total proved reserves, crude oil reserves decreased slightly by approximately 0.1 million BBLs offset by an increase of natural gas reserves by approximately 0.7 BCF (or 0.1 BOE – barrel of equivalent).

During the year ended March 31, 2013, Lucas adjusted its reserves approximately 3.2 million BOE of proved reserves primarily due to:  the settlement and termination of the Nordic transaction that occurred in October 2011, adjustments on our undeveloped acreage in the Eagle Ford and Austin Chalk formations, and adjustments to our oil to gas ratios.  The Nordic transaction settled on March 29, 2013 (effective March 31, 2013) and terminated an outstanding $22 million senior secured promissory note due to Nordic for certain assets of the Company, and resulted in the return to Nordic of ownership of previously acquired assets.  Some of these assets were included in the 2012 reserve report, therefore, both the Proved Developed and the Proved Undeveloped reserves were negatively affected (a reduction of 1.6 million BOE) for the year ending March 31, 2013.

During the year ended March 31, 2012, Lucas added 1.6 million BOE of proved reserves primarily in the Eagle Ford and Austin Chalk formations.  Approximately 93% of the reserve additions were crude oil.  Sales in place of 0.3 million BOE were primarily related to farmouts of the Eagle Ford formation.

The following table sets forth Lucas’s proved developed, proved undeveloped and probable reserves at March 31, 2014, 2013, and 2012:

	At March 31,
	2014	2013	2012
Proved Developed Reserves
Crude Oil (Bbls)	186,610	251,243	402,360
Natural Gas (Mcf)	-	-	-
Oil Equivalents (Boe)	186,610	251,243	402,360

Proved Undeveloped Reserves
Crude Oil (Bbls)	4,852,075	4,879,900	6,621,156
Natural Gas (Mcf)	3,314,009	2,642,894	10,722,480
Oil Equivalents (Boe)	5,404,410	5,320,382	8,408,236

Proved Reserves
Crude Oil (Bbls)	5,038,685	5,131,143	7,023,516
Natural Gas (Mcf)	3,314,009	2,642,894	10,722,480
Oil Equivalents (Boe)	5,591,020	5,571,625	8,810,596

Probable Undeveloped Reserves
Crude Oil (Bbls)	3,595,826	1,438,059	-
Natural Gas (Mcf)	2,203,891	1,378,143	-
Oil Equivalents (Boe)	3,963,141	1,667,750	-

*The Company engaged Forrest Garb & Associates, an independent reserve engineering firm, to provide a reserve report on the Company’s properties.  The reserve report has been included as Exhibit 99.1 to the Form 10-K which these financial statements are filed with.

Proved Undeveloped Reserves

For the year ended March 31, 2014, total proved undeveloped reserves (PUDs) increased by 0.1 million BOE to 5.4 million BOE.  The proved undeveloped reserve increase was primarily due to:

•	transfer of 0.7 million BOE of PUDs to probable undeveloped reserves as there has been no development within five years since initial disclosure;
•	reduction of 0.2 million BOE of PUDS due to expiring leases; and
•	new PUD reserve additions of approximately 1.0 million BOE primarily in the Eagle Ford area due to increased development well densities in offset well activity during the previous year.

We had no proved developed non-producing BOE and we transferred an immaterial amount of proved undeveloped reserves to proved developed reserves during the fiscal year ended March 31, 2014.  In addition, our plan is to convert our remaining PUD balance as of March 31, 2014 to proved developed reserves within five years or prior to the end of fiscal year 2019.

Our reserves concentrate mainly in the Eagle Ford, Austin Chalk, Buda and Glen Rose formations.  At March 31, 2014, Lucas’s proved reserves for the Eagle Ford and Austin Chalk formations were 5.2 million BOE, or 93% of the total proved developed and undeveloped reserves of 5.6 million BOE.

The following table sets forth Lucas’s net reserves in BOE by reserve category and by formation at March 31, 2014 and 2013:

		Proved
		Developed
	Proved Developed	Non-Producing	Proved Undeveloped	Total Proved
Eagle Ford
At March 31, 2014	24,844	-	4,365,495	4,390,339
At March 31, 2013	25,867	-	3,504,803	3,530,670

Austin Chalk
At March 31, 2014	159,267	-	661,886	821,153
At March 31, 2013	215,108	-	1,500,134	1,715,242

Buda & Glen Rose
At March 31, 2014	1,924	-	269,451	271,375
At March 31, 2013	541	-	315,449	315,990

Other
At March 31, 2014	575	-	107,578	108,153
At March 31, 2013	9,723	-	-	9,723

Total
At March 31, 2014	186,610	-	5,404,410	5,591,020
At March 31, 2013	251,239	-	5,320,386	5,571,625

Capitalized Costs Relating to Oil and Natural Gas Producing Activities. The following table sets forth the capitalized costs relating to Lucas’s crude oil and natural gas producing activities at March 31, 2014 and 2013:

	At March 31,
	2014	2013
Proved leasehold costs	$11,354,136	$10,002,828
Costs of wells and development	37,447,018	33,961,775
Capitalized asset retirement costs	752,915	745,197
Total cost of oil and gas properties	49,554,069	44,709,800
Accumulated depreciation and depletion	(10,991,064)	(9,077,997)
Net Capitalized Costs	$38,563,005	$35,631,803

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in Lucas’s oil and natural gas property acquisition, exploration and development activities for the years ended March 31, 2014 and 2013:

	2014	2013
Acquisition of properties
Proved	$69,622	$116,700
Unproved	-	-
Exploration costs	-	-
Development costs	4,923,864	4,782,327
Total	$4,993,486	$4,899,027

Results of Operations for Oil and Natural Gas Producing Activities. The following table sets forth the results of operations for oil and natural gas producing activities for the years ended March 31, 2014 and 2013:

	2014	2013
Crude oil and natural gas revenues	$5,219,752	$8,247,084
Production costs	(2,611,401)	(4,192,223)
Depreciation and depletion	(2,006,899)	(3,452,036)
Results of operations for producing activities,
excluding corporate overhead and interest costs	$601,452	$602,825

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves.  The following information has been developed utilizing procedures prescribed by ASC Topic 932 and based on crude oil and natural gas reserves and production volumes estimated by the independent petroleum consultants of Lucas.  The estimates were based on a 12-month average of first-of-the-month commodity prices for the years ended March 31, 2014 and 2013.  The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating Lucas or its performance.  Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of Lucas.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of Lucas’s oil and natural gas reserves as of March 31, 2014 and 2013:

	At March 31,
	2014	2013
Future cash inflows	$496,052,800	$546,811,370
Future production costs	(71,213,209)	(80,809,010)
Future development costs	(164,412,073)	(177,353,400)
Future income taxes	(66,164,897)	(75,034,354)
Future net cash flows	194,262,621	213,614,606
Discount to present value at 10% annual rate	(110,745,133)	(115,462,563)
Standardized measure of discounted future net
cash flows relating to proved oil and gas
reserves	$83,517,488	$98,152,043

Changes in Standardized Measure of Discounted Future Net Cash Flows.  The following table sets forth the changes in the standardized measure of discounted future net cash flows at March 31, for each of the two years in the period ended March 31, 2014:

	2014	2013
Standardized measure, beginning of year	$98,152,043	$75,384,856
Crude oil and natural gas sales, net of production costs	(2,608,351)	(4,054,861)
Net changes in prices and production costs	(23,873,872)	81,109,584
Extensions, discoveries, additions and improved recovery	19,410,988	50,696,971
Changes in estimated future development costs	9,945,359	72,652,500
Development costs incurred	4,117,630	15,848,464
Revisions of previous quantity estimates	(36,912,080)	(180,722,311)
Accretion of discount	13,262,897	10,434,472
Net change in income taxes	6,022,118	(5,507,907)
Purchases of reserves in place	-	519,924
Sales of reserves in place	-	(23,115,750)
Change in timing of estimated future production	(3,999,244)	4,906,101
Standardized measure, end of year	$83,517,488	$98,152,043

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our principal executive officer and interim principal financial officer, have concluded that, as of March 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Interim Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the criteria framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2014.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Limitations on the Effectiveness of Controls

The Company’s disclosure controls and procedures are designed to provide the Company’s Chief Executive Officer and Interim Chief Financial Officer with reasonable assurances that the Company’s disclosure controls and procedures will achieve their objectives. However, the Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within the Company’s company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

In light of the voting results with respect to the frequency of holding a non-binding, advisory vote on executive compensation at the Company’s Annual Meeting of stockholders held on February 13, 2014, and consistent with the fact that such period received the highest number of votes cast at the meeting, the Board of Directors has determined that the Company will hold future non-binding, advisory votes of stockholders to approve the compensation of the named executive officers, every three years until the next non-binding, advisory stockholder vote on the frequency of stockholder votes on executive compensation, or until the Board of Directors otherwise determines a different frequency for such non-binding, advisory votes.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

The following table sets forth the names, ages, and offices held by our directors and executive officers:

Name	Position	Date First Elected/Appointed	Age
Ken Daraie	Chairman of Board	December 12, 2012	55
Anthony C. Schnur	President, Chief Executive Officer, Interim Chief Financial Officer, Interim Treasurer, Interim Secretary and Director	December 12, 2012	48
Ryan J. Morris	Director	October 1, 2012	29
J. Fred Hofheinz	Director	September 18, 2008	76
W. Andrew Krusen, Jr.	Director	October 8, 2009	66
Fred S. Zeidman	Director	June 24, 2013	67

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

The business experience of each of the persons listed above during the past five years is as follows:

KEN DARAIE - CHAIRMAN OF BOARD, CHAIR OF AUDIT COMMITTEE

Since November 2013, Mr. Daraie has been co-founder of Mizzen Energy, LLC, an oil and gas exploration and production company, focused on development of its leasehold in the emerging Pawnee play in Kansas.

From April 2011 until November 2013, Mr. Daraie served as Vice President of Operations of Wold Oil Properties, Inc. (WOPI) where he assisted with business development, engineering and operations management. Prior to joining WOPI, he served from January 2007 to March 2011 as David Freudenthal’s, the former Governor of Wyoming’s, appointee as the Executive Director of the Wyoming School Facilities Commission.  Mr. Daraie oversaw creation of systems and processes necessary for deployment of over $1 billion in capital construction funds in the state.

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

ANTHONY C. SCHNUR, PRESIDENT, CHIEF EXECUTIVE OFFICER, INTERIM CHIEF FINANCIAL OFFICER, INTERIM TREASURER, INTERIM SECRETARY AND DIRECTOR

Mr. Schnur is a results oriented manager with a history of positioning companies for growth, preserving value and return of capital.  By removing systemic organizational obstacles, streamlining operations and implementing efficient financial controls, profit was achieved and underperforming organizations turned around.  Prior to joining Lucas in November 2012, Mr. Schnur spent three years as the CFO of Chroma Oil & Gas; a private equity backed E&P with operations in Texas and Louisiana.  For eight years he was an independent executive where he held various non-traditional employee/consultant/CFO/advisor roles.  He has developed strategic business plans, raised debt and equity capital, and provided asset management, cash flow forecasts, transaction modeling and development planning for both start-ups and special situations.  On three separate occasions Mr. Schnur was asked to lead work-out/turn-around initiatives in the E&P space.  Over twenty years of extensive oil and gas and financial management positions have afforded him experience in several different financial functions, as well as Human Resources and Information Technology roles.  Previous positions include Director of Structured Transactions for Aquila Energy Capital Corporation, Natural Gas marketer for Aquila Energy Marketing and tenures with Cargill, Inc., National City Bank and PNC Corp.

Director Qualifications:

Mr. Schnur has extensive experience in the oil and natural gas industry and the business world in general.  As Chief Executive Officer and Interim Financial Officer of Lucas, Mr. Schnur has played a key role in the executive management and implementation of strategic initiatives at the Company. His operational expertise, knowledge of the Company and strategic vision are assets to the Company and benefit the Company’s Board of Directors.  As such, we believe that Mr. Schnur is qualified to serve as a director.

RYAN J. MORRIS - DIRECTOR, CHAIR OF NOMINATING & GOVERNANCE COMMITTEE

Ryan J. Morris is the Managing Member of Meson Capital Partners LLC (“Meson LLC”), a San Francisco-based investment partnership, which he founded in February 2009. Mr. Morris is currently Executive Chairman of the Board of InfuSystem Holdings, Inc., a NYSE-MKT listed company as well as a director of Sevcon, Inc., also a NYSE-MKT listed company. From June 2011 through July 2012, Mr. Morris served as a member of the equity committee responsible for maximizing value to the stockholders of Hear USA, Inc. Prior to founding Meson LLC, in July 2008 he co-founded VideoNote LLC, a small and profitable educational software company with customers including Cornell University and The World Bank, and he continues to serve as its Chief Executive Officer. Mr. Morris has a Bachelor’s of Science and Masters of Engineering degree in Operations Research & Information Engineering from Cornell University, and is a Chartered Financial Analyst.

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

J. FRED HOFHEINZ - DIRECTOR

Mr. Hofheinz, the former Mayor of the city of Houston (1974-1978), began his business career with his late father, Roy Hofheinz, Sr., who built the Houston Astrodome.  Mr. Hofheinz played a key role in the family real estate development projects surrounding the Astrodome, including an amusement park – Astroworld and four hotels.  He was the senior officer of Ringling Brothers Barnum and Bailey Circus, which was owned by the Hofheinz family.   In 1971, Mr. Hofheinz co-founded a closed circuit television company, Top Rank, which is one of the leading professional boxing promotion firms in the nation.  He has served as President of the Texas Municipal League and served on the boards of numerous other state and national organizations for municipal government elected officials.  In addition to his law practice, Mr. Hofheinz also owned several direct interests in oil and natural gas companies.  He has also dealt extensively with business interests, primarily oil and natural gas related, in the People’s Republic of China and in the Ukraine.

For over five years Mr. Hofheinz has been an investor and a practicing attorney with the firm of Williams, Birnberg & Anderson LLP in Houston, Texas.  While he has numerous investments in real estate, his principal investment interest is in oil and natural gas.  He has been actively engaged in successful exploration and production ventures, both domestic and international.  He holds a PhD in economics, from the University of Texas and takes an active interest in Houston’s civic and charitable affairs.  He was admitted to the Texas bar in 1964, having received his preparatory education at the University of Texas, (B.A., M.A., Ph.D., 1960-1964); and his Legal education at the University of Houston (J.D., 1964).  From July 1, 2007 to February 28, 2011, Mr. Hofheinz served as a Manager of El Tex Petroleum, LLC, which Lucas entered into an acquisition transaction with during fiscal 2010.

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

W. ANDREW KRUSEN, JR. – DIRECTOR, CHAIR OF THE COMPENSATION COMMITTEE

Mr. Krusen has been Chairman and Chief Executive Officer of Dominion Financial Group, Inc. since 1987. Dominion Financial is a merchant banking organization that provides investment capital to the natural resources, communications and manufacturing and distribution sectors.  Mr. Krusen is currently a Director and chairman of Florida Capital Group, Inc. – a Florida bank holding company, as well as Florida Capital Bank, N.A. its wholly-owned subsidiary.  Since November 19, 2013, Mr. Krusen has served as a member of the Board of Directors of Alico, Inc. (NASDAQ:ALCO). He also serves as a Director of publicly-traded Exactech, Inc., and Raymond James Trust Company, a subsidiary of Raymond James Financial, Inc. – and numerous privately held companies, including Beall’s Inc. and Romark Laboratories, LLC.  Mr. Krusen is a former member of the Young Presidents’ Organization, and he is currently a member of the World President’s Organization, and Society of International Business Fellows.  He is past Chairman of Tampa's Museum of Science and Industry.  Mr. Krusen graduated from Princeton University in 1970.  From July 1, 2007 to February 28, 2011, Mr. Krusen served as a Manager of El Tex Petroleum, LLC, which Lucas entered into an acquisition transaction with during fiscal year 2010.

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

FRED S. ZEIDMAN – DIRECTOR

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

Mr. Zeidman is the Chairman Emeritus of the United States Holocaust Memorial Council. He was appointed to that position by former President George W. Bush in March 2002 and served from 2002-2010.  He is also Chairman Emeritus of the University of Texas Health Science System Houston and is on the Board of Trustees of the Texas Heart Institute (where he currently serves as Interim Chief Financial Officer) and the Institute for Rehabilitation and Research (TIRR). He currently serves on the Board of Directors and Executive Committee of the University of Saint Thomas and Houston Community College. Mr. Zeidman received his Bachelor of Science and Bachelor of Arts from Washington University and a Masters of Business Administration from New York University.

Director Qualifications:

The Board of Directors believes that Mr. Zeidman is highly qualified to serve as a member of the Board of Directors due to his significant experience serving as a director of public and private companies and institutions and his substantial understanding of the oil and gas industry in general.  As such, we believe that Mr. Zeidman is qualified to serve as a director.

Family Relationships

There are no family relationships among our directors or executive officers.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of our directors or executive officers were involved in any of the following:  (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Leadership Structure

The roles of Chairman and Chief Executive Officer of the Company are currently held separately. Mr. Daraie serves as Chairman and Mr. Schnur serves as Chief Executive Officer and Interim Chief Financial Officer. The Board of Directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management.  Our Board believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management and the independent members of our Board (including Mr. Daraie as Chairman). It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to our Chief Executive Officer, while enabling the independent directors to facilitate our Board’s independent oversight of management, promote communication between management and our Board, and support our Board’s consideration of key governance matters. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

Board of Directors Meetings

For the fiscal year ending March 31, 2014, the Board has held eleven meetings and taken various other actions via the unanimous written consent of the Board of Directors and the various committees described below.  All directors attended at least 75% of the Board of Directors meetings and committee meetings relating to the committees on which each director served. All of the then current directors attended our fiscal year 2013 Annual Shareholder meeting held on February 13, 2014.  The Company encourages, but does not require all directors to be present at annual meetings of shareholders.

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

We believe that, to date during fiscal 2014 (our most recent fiscal year), our directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements, with the exceptions noted below (and certain exceptions previously noted in our March 31, 2013 Form 10-K Annual Report): Anthony C. Schnur, our Chief Executive Officer, inadvertently did not timely file (i) a Form 4 with the SEC in connection with the issuance by the Company of 1,459 net shares of common stock (after certain shares were forfeited in lieu of the payment of a tax liability) on January 15, 2013, which report was not filed until July 8, 2013; (ii) a Form 4 with the SEC in connection with the issuance by the Company of (a) 2,851 net shares of common stock (after certain shares were forfeited in lieu of the payment of a tax liability) effective on June 30, 2013, (b) 2,966 net shares of common stock (after certain shares were forfeited in lieu of the payment of a tax liability) effective on September 30, 2013, which shares were not physically issued until November 21, 2013, and the purchase by Mr. Schnur of 2,000 shares of the Company’s common stock on December 11, 2013, which Form 4 was not filed until December 16, 2013, and (iii) a Form 4 with the SEC in connection with the issuance by the Company of 5,182 shares of common stock to Mr. Schnur, the forfeiture of 1,692 shares of common stock in lieu of the payment of a tax liability (each effective December 31, 2013) and the purchase by Mr. Schnur, through his IRA of 2,000 shares of common stock on December 11, 2013, which Form was filed on January 21, 2014.

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

COMMITTEES OF THE BOARD

The Board has a standing Audit Committee, Compensation Committee, and Nominating and Governance Committee.  Each of the five (5) members of our Board of Directors, other than Mr. Schnur (who serves as our Chief Executive Officer and Interim Chief Financial Officer) are “independent” as defined in Section 803(A) of the NYSE MKT LLC Company Guide.

Board Committee Membership

	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Ken Daraie (1)	C	M	M
Anthony C. Schnur
J. Fred Hofheinz	M		M
W. Andrew Krusen, Jr.		C
Ryan J. Morris		M	C
Fred S. Zeidman	M	M

C - Chairman of Committee.
M – Member.

(1) Chairman of the Board of Directors.

Audit Committee

The Board has selected the members of the Audit Committee based on the Board’s determination that the members are financially literate and qualified to monitor the performance of management and the independent auditors and to monitor our disclosures so that our disclosures fairly present our business, financial condition and results of operations.

The Audit Committee’s function is to provide assistance to the Board in fulfilling the Board’s oversight functions relating to the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of the Company’s independent auditors, and perform such other activities consistent with its charter and our Bylaws as the Committee or the Board deems appropriate.  The Audit Committee produces an annual report for inclusion in our proxy statement.  The Audit Committee is directly responsible for the appointment, retention, compensation, oversight and evaluation of the work of the independent registered public accounting firm (including resolution of disagreements between our management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The Audit Committee shall review and pre-approve all audit services, and non-audit services that exceed a de minimis standard, to be provided to us by our independent registered public accounting firm. The Audit Committee carries out all functions required by the NYSE MKT, the SEC and the federal securities laws.

The Audit Committee has the sole authority, at its discretion and at our expense, to retain, compensate, evaluate and terminate our independent auditors and to review, as it deems appropriate, the scope of our annual audits, our accounting policies and reporting practices, our system of internal controls, our compliance with policies regarding business conduct and other matters. In addition, the Audit Committee has the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Audit Committee.

The Board has determined that Mr. Daraie, Mr. Hofheinz and Mr. Zeidman are “independent,” and Mr. Daraie is an “audit committee financial expert” (as defined in the SEC rules) because he has the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America (“GAAP”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Mr. Daraie has acquired these attributes by means of having held various positions that provided relevant experience, as described in his biographical information above.

For the fiscal year ending March 31, 2014, the Audit Committee held four meetings. The Audit Committee’s charter is available on our website at www.lucasenergy.com at “Governance” - “Policies” and was filed as Exhibit 14.3 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009.

Compensation Committee

The Compensation Committee is responsible for the administration of our stock compensation plans, approval, review and evaluation of the compensation arrangements for our executive officers and directors and oversees and advises the Board on the adoption of policies that govern the Company's compensation and benefit programs. In addition, the Compensation Committee has the authority, at its discretion and at our expense, to retain advisors to advise the Compensation Committee. The Compensation Committee may delegate its authority to subcommittees of independent directors, as it deems appropriate.

For the fiscal year ending March 31, 2014, the Compensation Committee held three meetings. The Compensation Committee’s charter is available on our website at www.lucasenergy.com at “Governance” - “Policies”, and was filed as Exhibit 14.5 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for (1) assisting the Board by identifying individuals qualified to become Board members; (2) recommending individuals to the Board for nomination as members of the Board and its committees; (3) leading the Board in its annual review of the Board’s performance; (4) monitoring the attendance, preparation and participation of individual directors and to conduct a performance evaluation of each director prior to the time he or she is considered for re-nomination to the Board; (5) reviewing and recommending to the Board responses to shareowner proposals; (6) monitoring and evaluating corporate governance issues and trends; (7) providing oversight of the corporate governance affairs of the Board and the Company, including consideration of the risk oversight responsibilities of the full Board and its committees; (8) assisting the Board in organizing itself to discharge its duties and responsibilities properly and effectively; and (9) assisting the Board in ensuring proper attention and effective response to stockholder concerns regarding corporate governance.  We have not paid any third party a fee to assist in the process of identifying and evaluating candidates for director.

In considering individual director nominees and Board committee appointments, our Nominating and Governance Committee seeks to achieve a balance of knowledge, experience and capability on the Board and Board committees and to identify individuals who can effectively assist the Company in achieving our short-term and long-term goals, protecting our stockholders’ interests and creating and enhancing value for our stockholders. In so doing, the Nominating and Governance Committee considers a person’s diversity attributes (e.g., professional experiences, skills, background, race and gender) as a whole and does not necessarily attribute any greater weight to one attribute. Moreover, diversity in professional experience, skills and background, and diversity in race and gender, are just a few of the attributes that the Nominating and Governance Committee takes into account. In evaluating prospective candidates, the Nominating and Governance Committee also considers whether the individual has personal and professional integrity, good business judgment and relevant experience and skills, and whether such individual is willing and able to commit the time necessary for Board and Board committee service.

While there are no specific minimum requirements that the Nominating and Governance Committee believes must be met by a prospective director nominee, the Nominating and Governance Committee does believe that director nominees should possess personal and professional integrity, have good business judgment, have relevant experience and skills, and be willing and able to commit the necessary time for Board and Board committee service. Furthermore, the Nominating and Governance Committee evaluates each individual in the context of the Board as a whole, with the objective of recommending individuals that can best perpetuate the success of our business and represent stockholder interests through the exercise of sound business judgment using their diversity of experience in various areas. We believe our current directors possess diverse professional experiences, skills and backgrounds, in addition to (among other characteristics) high standards of personal and professional ethics, proven records of success in their respective fields and valuable knowledge of our business and our industry.

The Nominating and Governance Committee uses a variety of methods for identifying and evaluating director nominees. The Nominating and Governance Committee also regularly assesses the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or other circumstances. In addition, the Nominating and Governance Committee considers, from time to time, various potential candidates for directorships. Candidates may come to the attention of the Nominating and Governance Committee through current Board members, professional search firms, stockholders or other persons. These candidates may be evaluated at regular or special meetings of the Nominating and Governance Committee and may be considered at any point during the year.

The Committee evaluates director nominees at regular or special Committee meetings pursuant to the criteria described above and reviews qualified director nominees with the Board. The Committee selects nominees that best suit the Board’s current needs and recommends one or more of such individuals for election to the Board.

The Committee will consider candidates recommended by stockholders, provided the names of such persons, accompanied by relevant biographical information, are properly submitted in writing to the Secretary of the Company in accordance with the manner described below. The Secretary will send properly submitted stockholder recommendations to the Committee. Individuals recommended by stockholders in accordance with these procedures will receive the same consideration received by individuals identified to the Committee through other means. The Committee also may, in its discretion, consider candidates otherwise recommended by stockholders without accompanying biographical information, if submitted in writing to the Secretary.

In addition, the Company’s Bylaws permit stockholders to nominate directors at an annual meeting of stockholders or at a special meeting at which directors are to be elected in accordance with the notice of meeting pursuant to the requirements of the Company’s Bylaws and applicable NYSE MKT and SEC rules and regulations.

For the fiscal year ending March 31, 2014, the Nominating and Governance Committee held no formal meetings, provided that the committee took various actions via the unanimous written consent of the committee. The Nominating and Governance Committee’s charter is available on our website at www.lucasenergy.com at “Governance” - “Policies” and was filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, filed with the Commission on June 28, 2013.

NOMINATIONS FOR THE BOARD OF DIRECTORS

As described above under , the Nominating and Governance Committee will consider qualified director candidates recommended in good faith by shareholders, provided those nominees meet the requirements of NYSE MKT and applicable federal securities law. The Nominating and Governance Committee’s evaluation of candidates recommended by shareholders does not differ materially from its evaluation of candidates recommended from other sources.  Any shareholder wishing to recommend a nominee should submit the candidate’s name, credentials, contact information and his or her written consent to be considered as a candidate.  These recommendations should be submitted in writing to the Company, Attn: Corporate Secretary, Lucas Energy, Inc., 3555 Timmons Lane, Suite 1550, Houston, Texas 77027.  The proposing shareholder should also include his or her contact information and a statement of his or her share ownership.  The Committee may request further information about shareholder recommended nominees in order to comply with any applicable laws, rules, the Company’s Bylaws or regulations or to the extent such information is required to be provided by such shareholder pursuant to any applicable laws, rules or regulations.

Communications with the Board of Directors

Stockholders may contact the Board of Directors about bona fide issues or questions about the Company by writing the Corporate Secretary at the following address: Attn: Corporate Secretary, Lucas Energy, Inc., 3555 Timmons Lane, Suite 1550, Houston, Texas 77027.

Our Corporate Secretary, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Corporate Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular Board member or members, the communication will be forwarded to a Board member to bring to the attention of the Board.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation information with respect to our Chief Executive Officer and our Chief Financial Officer, who are/were the only executive officers of the Company during the years presented below, and individuals for whom disclosure would have been provided herein but for the fact they were not serving as Chief Executive Officer or Chief Financial Officer of the Company at the end of the below fiscal years.

Name and Principal	Fiscal			Stock	Option	All Other
Position	Year	Salary	Bonus	Awards	Awards	Comp	Total
Anthony C. Schnur (1)(2)	2014	$290,000	$-	$20,000	$-	$-	$310,000
Chief Executive Officer and	2013	120,833	30,000	34,133	243,000	-	427,966
Interim Chief Financial Officer

William J. Dale (1)(3)	2014	$183,333	$-	$20,000	$-	$-	$203,333
Former Chief Financial Officer

William A. Sawyer (1)(4)	2013	$125,958	$-	$37,500	$-	$518,500	$681,958
Former President and
Chief Executive Officer

K. Andrew Lai (1)(5)	2014	$-	$-	$10,000	$-	$5,000	$15,000
Former Chief Financial Officer	2013	103,558	-	25,000	-	-	128,558

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

Effective September 30, 2013, the Company accepted the resignation of William J. Dale, as the Chief Financial Officer, Treasurer and Secretary of the Company, and appointed Anthony C. Schnur as the Company’s Interim Chief Financial Officer in addition to Mr. Schnur maintaining his current role as Chief Executive Officer.

(2) During the year ended March 31, 2014, Mr. Schnur was paid a cash salary of $290,000.  Mr. Schnur was issued a net of 13,797 shares of common stock under the Company’s 2012 Stock Incentive Plan (the “2012 Plan”) after forfeiting shares for the payment of taxes.  The Company recorded $20,000 for shares issued to Mr. Schnur.

During the year ended March 31, 2013, Mr. Schnur was paid a cash salary of $120,833.  Mr. Schnur was issued a net of 3,991 shares of common stock under the 2012 Plan after forfeiting shares for the payment of taxes.  The Company recorded $34,133 for shares issued to Mr. Schnur.  Mr. Schnur also received a bonus of $30,000 in cash and 20,000 shares of the Company’s common stock for fiscal 2013 (13,470 net shares after forfeiting shares to pay his tax liability).  During the year ended March 31, 2013, Mr. Schnur was granted options to purchase 150,000 shares of the Company’s common at an exercise price of $1.74 per share of which 50,000 options vested immediately and the remaining options vest at the rate of ½ of such options on November 1, 2013 and 2014; options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.61 per share, which vest on January 8, 2015; and options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.58 per share, which vest on November 1, 2015.

(3) During the year ended March 31, 2014, Mr. Dale (who resigned on and effective September 30, 2013) was paid a cash salary of $183,333, which included severance pay, $16,666.67 for five months ($83,333 in aggregate), beginning October 1, 2013 and ending March 1, 2014, payable in semi-monthly installments at such times and in such amounts as would be due Mr. Dale if he was still employed by Lucas under the Employment Agreement, with customary withholding of taxes if Mr. Dale was still employed by Lucas.  Mr. Dale was issued a net of 10,863 shares of common stock under the Company’s 2012 Plan after forfeiting shares for the payment of taxes.  The Company recorded $20,000 for shares issued to Mr. Dale.

(4) During the year ended March 31, 2013, Mr. Sawyer (who resigned on December 14, 2012, effective December 12, 2012) was paid a cash salary of $125,958.  Mr. Sawyer was issued a net of 37,161 shares of common stock under the Company’s 2012 Plan after forfeiting shares for the payment of taxes.  The Company recorded $37,500 for shares issued to Mr. Sawyer.  All Other Compensation consisted of the payment of $6,000 and $12,500, respectively, attributable to Mr. Sawyer for attendance at Board of Directors meetings and also included $500,000 of severance pay (as described in greater detail below under “Employment Agreements” – “William A. Sawyer”), for the year ended March 31, 2013.

(5) During the year ended March 31, 2014, Mr. Lai was issued a final cash payment of $5,000 and 6,803 gross shares of common stock under the 2012 Plan.  The Company recorded $10,000 for the shares issued to Mr. Lai.

During the year ended March 31, 2013, Mr. Lai was paid a cash salary of $103,558.  Mr. Lai was issued a net of 32,804 shares of common stock under the 2012 Plan after forfeiting shares for the payment of taxes.  The Company recorded $25,000 for shares issued to Mr. Lai.

2013 Say on Pay Vote

At the annual meeting of our shareowners held on February 13, 2014, stockholders holding 40.4% of the total shares eligible to be voted at the annual meeting, 47.9% of the shares voted at the annual meeting and 95.6% of the total votes cast on the proposal, voted in favor of our Named Executive Officers’ 2013 compensation. The Board and the Compensation Committee considered these favorable results and did not make significant changes to our executive compensation program because it believes this advisory shareowner vote indicates strong support for our current compensation policies.

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

William J. Dale

Effective April 4, 2013, the Company entered into an Employment Agreement with Mr. Dale to serve as Chief Financial Officer, Treasurer and Secretary, and effective September 30, 2013, Mr. Dale resigned from those positions.  The agreement had a term of two years, expiring on March 31, 2015, provided that the agreement was automatically extended for additional one year terms, unless either party provided notice of their intent not to renew within the 30 day period prior to any automatic renewal date.  The Company agreed to pay Mr. Dale a base annual salary of $220,000 during the term of the agreement, of which $200,000 was payable in cash and $20,000 was payable in shares of the Company’s common stock.  The stock consideration due under the agreement was payable on April 1st of each year of the term of the agreement, including $20,000 in stock which was paid to Mr. Dale immediately upon the parties’ entry into the agreement and was based on the closing sales price of the Company’s common stock on the applicable required issuance date.  Mr. Dale was also eligible for an annual bonus of up to 30% of his base salary in cash or stock.

In connection with the parties’ entry into the Employment Agreement, Mr. Dale was granted five year options to purchase 125,000 shares of the Company’s common stock at an exercise price of $1.33 per share of which 75,000 options were to vest on the first anniversary of the Employment Agreement and 50,000 options were to vest on the second anniversary, subject in all cases to the terms and conditions of the Company’s 2012 Stock Incentive Plan.   As discussed below, all of these options have either been forfeited or expired unexercised to date.

Effective February 11, 2013, Mr. Dale was granted options to purchase 75,000 shares of the Company’s common stock, in consideration for services rendered, which options have a five year term, and were to vest upon the earlier of (i) one year after the grant date; and (ii) upon the change of control of the Company, provided that instead the Board of Directors changed the terms of such options to vest immediately upon the appointment of Mr. Dale as the Chief Financial Officer of the Company on April 4, 2013. The exercise price of the options was $1.58 per share (the closing sales price of the Company’s common stock on the grant date). As discussed below, all of these options have either been forfeited or expired unexercised to date.

Effective September 30, 2013, the Company accepted the resignation of William J. Dale, as the Chief Financial Officer, Treasurer and Secretary of the Company.  In connection with Mr. Dale’s resignation, the Company agreed to pay Mr. Dale, as severance pay, $16,666.67 for five months ($83,333 in aggregate), beginning October 1, 2013 and ending March 1, 2014, payable in semi-monthly installments at such times and in such amounts as would be due Mr. Dale if he was still employed by Lucas under the Employment Agreement, with customary withholding of taxes if Mr. Dale was still employed by Lucas.  Additionally, any options not vested to Mr. Dale as of the September 30, 2013 were cancelled, terminated and void.  Any vested options held by Mr. Dale were exercisable by Mr. Dale until December 31, 2013, pursuant to their terms and consistent with the terms of the grant of such options, and have expired unexercised to date.

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

Lucas Incentive Compensation Plans

The Company shareholders approved the Lucas Energy, Inc. 2014 Stock Incentive Plan (“2014 Incentive Plan”) at the annual shareholder meeting held on February 13, 2014.  The 2014 Incentive Plan provides the Company with the ability to offer (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing, to employees, consultants and contractors as provided in the 2014 Incentive Plan.  Shares issuable under the 2014 Incentive Plan were registered on Form S-8 registration statement that was filed with the SEC on May 15, 2014.  The NYSE MKT approved this listing application for the shares issuable under the 2014 Incentive Plan on May 22, 2014.

The Company shareholders approved the Lucas Energy, Inc. 2012 Stock Incentive Plan (“2012 Incentive Plan”) at the annual shareholder meeting held on December 16, 2011.  The 2012 Incentive Plan provides the Company with the ability to offer (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing, to employees, consultants and contractors as provided in the 2012 Incentive Plan.  Shares issuable under the 2012 Incentive Plan were registered on a Form S-8 registration statement that was filed with the SEC on January 27, 2012.  The NYSE MKT approved this listing application for the shares issuable under the 2012 Incentive Plan on December 28, 2011.

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

Under the 2010 Incentive Plan, 900,000 shares of the Company’s common stock are authorized for initial issuance or grant, under the 2012 Incentive Plan, 1,500,000 shares of the Company’s common stock are authorized for initial issuance or grant, and under the 2014 Incentive Plan, 1,000,000 shares of the Company’s common stock are authorized for issuance or grant.  As of June 6, 2014, there was an aggregate of 194,518 available for issuance or grant under the 2010 Incentive Plan, an aggregate of 315,379 securities were available for issuance or grant under the 2012 Incentive Plan and an aggregate of 1,000,000 securities available for issuance or grant under the 2014 Incentive Plan for future issuances and grants, respectively.  The number of securities available under the 2010, 2012 and 2014 Plans is reduced one for one for each security delivered pursuant to an award under the Plans. Any issued or granted security that becomes available due to expiration, forfeiture, surrender, cancellation, termination or settlement in cash of an award under the Incentive Plans may be requested and used as part of a new award under the Plans.

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

Outstanding Equity Awards at March 31, 2014

The following table summarizes certain information regarding unexercised stock options outstanding as of March 31, 2014 for each of the Named Officers.

Name	Number of securities underlying unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Anthony C. Schnur
Chief Executive Officer and Interim Chief Financial Officer	100,000	-	50,000	$1.74	10/31/17
	-	-	50,000	$1.61	1/8/18
	-	-	50,000	$1.58	2/11/18

DIRECTOR COMPENSATION

The following table sets forth compensation information with respect to our directors during our fiscal year ended March 31, 2014.

Name	Fees Earned or Paid in Cash ($)*	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Ken Daraie	$22,000	$10,145	$-	$32,145
Anthony C. Schnur (1)	$-	$-	$-	$-
W. Andrew Krusen, Jr.	$18,000	$10,145	$-	$28,145
J. Fred Hofheinz	$18,000	$10,145	$-	$28,145
Ryan J. Morris	$21,250	$10,145	$-	$31,395
Fred S. Zeidman (3)	$17,500	$22,579	$-	$40,079

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

(1) Appointed as a director effective February 14, 2014.

(2) Represents the fair value of the grant of certain options to purchase shares of our common stock calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3) Appointed as a director effective June 24, 2013.

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

On July 2, 2013, Mr. Zeidman, who joined the Board of Directors on June 21, 2013, was granted options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.28 per share, which vested at the rate of 1/12th of such options per month, have a term of two years and are subject in all cases to the terms and conditions of the Company’s 2012 Stock Incentive Plan.

On December 24, 2013, each member of the Board of Directors of the Company (other than Mr. Zeidman) was granted options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.98 per share (the closing sales price of the Company’s common stock on December 24, 2013), which have a term of three years and vest at the rate of 1/12th of such options per month with the first monthly tranche vesting on January 24, 2014, in all cases subject to the terms and conditions of the Company’s 2012 Stock Incentive Plan.  Mr. Zeidman was granted options to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.98 per share, which have a term of three years and vest at the rate of 1/6th of such options per month with the first monthly tranche vesting on July 24, 2014, in all cases subject to the terms and conditions of the Company’s 2012 Stock Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of common stock of the Company as of June 6, 2014 for the following: (i) each person or entity who is known to the Company to beneficially own more than 5% of the outstanding shares of the Company's common stock; (ii) each of the Company's directors; (iii) the Company's Chief Executive Officer and each of the named executive officers of the Company listed in the Executive Compensation table above; and (iv) all directors and executive officers of the Company as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the Record Date, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common stock. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 3555 Timmons Lane, Suite 1550, Houston, Texas 77027.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (a)

Executive Officers and Directors
Common Stock	Anthony C. Schnur	196,449 (1)	* %
Common Stock	J. Fred Hofheinz	958,594 (2)(3)	3.1%
Common Stock	W. Andrew Krusen, Jr.	474,334 (2)(4)	1.6%
Common Stock	Ken Daraie	258,334 (5)	* %
Common Stock	Ryan J. Morris	5,664,487 (6)	18.7%
Common Stock	Fred S. Zeidman	33,336 (7)	* %

All Executive Officers and Directors as a Group (Six Persons) (8)		7,552,064	24.5%

5% Shareholders

Common Stock	John B. Helmers and A. Glenn Helmers (9)	4,344,834	13%

Common Stock	Ironman Energy Partners, L.P., Ironman Energy Partners II, L.P., Ironman Capital Management, LLC and G. Bryan Dutt (10)	2,825,149	8.5%

Common Stock	Ironman Energy Master Fund, Ironman Energy Capital, L.P., and Ironman Energy Capital (QP), L.P. (10)	2,243,016	6.7%
(a)	Calculated based on 33,399,615 shares outstanding as of June 6, 2014.
* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)
Includes only 100,000 of the options to purchase 150,000 shares of the Company’s common stock which were granted to Mr. Schnur on November 1, 2012, of which 50,000 options vested immediately and the remaining 100,000 options vest at the rate of ½ of such options on each of the first two anniversaries of the grant, have a term of five years and an exercise price of $1.74 per share, as only 100,000 of such options have vested to date.   Does not include options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.61 per share or options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.58 per share, which have not vested to Mr. Schnur to date.  A total of 59,461 of the shares held by Mr. Schnur are held in his IRA.

(2)	Includes options to purchase 24,000 shares of common stock which have an exercise price of $2.07 per share which expire on October 7, 2020.

(3)
Includes options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.15 per share, which are exercisable until December 20, 2014. Also includes options to purchase 29,169 shares of the Company’s common stock at an exercise price of $0.98 per share, which are exercisable until December 24, 2016, but not options to purchase 20,831 shares of common stock at an exercise price of $0.98 per share, which have not vested to date (and do not vest within the next 60 days).

(4)
Includes beneficial ownership of 330,000 shares of common stock owned by Gulf Standard Energy Company LLC. Also includes options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.15 per share, which are exercisable until December 20, 2014.  Also includes 12,500 warrants to purchase shares of the Company’s common stock owned by each of Wit Ventures, Ltd. and Krusen-Thompson Interests, Ltd. (25,000 in total), which entities are beneficially owned by Mr. Krusen, which warrants have an exercise price of $1.50 per share and expire on April 4, 2018.  Also includes options to purchase 29,169 shares of the Company’s common stock at an exercise price of $0.98 per share, which are exercisable until December 24, 2016, but not options to purchase 20,831 shares of common stock at an exercise price of $0.98 per share, which have not vested to date (and do not vest within the next 60 days).

(5)
Includes options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.15 per share, which are exercisable until December 20, 2014.  Also includes warrants to purchase 200,000 shares of the Company’s common stock owned by Continental Industries Field Services, LLC, which entity is beneficially owned by Mr. Daraie, which warrants have an exercise price of $1.50 per share and expire on April 4, 2018. Also includes options to purchase 29,169 shares of the Company’s common stock at an exercise price of $0.98 per share, which are exercisable until December 24, 2016, but not options to purchase 20,831 shares of common stock at an exercise price of $0.98 per share, which have not vested to date (and do not vest within the next 60 days).

(6)
Includes 4,222,813 shares of common stock owned by Meson Capital Constructive Partners L.P. ("Meson Constructive") and 513,560 shares of common stock owned by Meson Capital Partners LP ("Meson LP"). Securities owned directly by Meson Constructive, are owned indirectly by Meson Capital Partners LLC ("Meson LLC") by virtue of it being the general partner of Meson Constructive and by Ryan J. Morris by virtue of his position as managing member of Meson LLC.  Securities owned directly by Meson LP, are owned indirectly by Meson LLC by virtue of it being the general partner of Meson LP and by Ryan J. Morris by virtue of his position as managing member of Meson LLC.  Also includes options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.15 per share, which are exercisable until December 20, 2014. Also includes options to purchase 29,169 shares of the Company’s common stock at an exercise price of $0.98 per share, which are exercisable until December 24, 2016, but not options to purchase 20,831 shares of common stock at an exercise price of $0.98 per share, which have not vested to date (and do not vest within the next 60 days).

(7)
Represents options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.28 per share, which are exercisable until December 20, 2014.  Also includes options to purchase 4,167 shares of the Company’s common stock at an exercise price of $0.98 per share, but not options to purchase 20,833 shares of common stock at an exercise price of $0.98 per share which have not vested (and do not vest within the next 60 days) and vest at the rate of 1/6th of such options per month beginning July 24, 2013, and are exercisable until December 24, 2016.

(8)
Not included in the table above are William A. Sawyer, who previously served as the President, Chief Financial Officer and director of the Company, but who resigned effective December 12, 2012 (who holds 6,089 shares, less than 1% of the Company’s outstanding shares, based solely on the number of shares the Company’s record shareholders list shows as owned by Mr. Sawyer); K. Andrew Lai, who resigned as Chief Financial Officer of the Company on November 1, 2012; or William J. Dale, who resigned as Chief Financial Officer of the Company on September 30, 2013, each of whom are named executive officers as defined in Item 402(a)(3) of Regulation S-K. Pursuant to the Company’s record shareholders list, neither Mr. Lai nor Mr. Dale hold any beneficial ownership in the Company.  The Company is not in contact with and has no way of verifying Mr. Sawyer’s, Mr. Lai’s or Mr. Dale’s ownership in the Company.

(9)
Based on a Schedule 13G/A filed with the SEC on April 24, 2014 by Long Focus Capital Management, LLC, Long Focus Capital, LLC, Condagua, LLC, John B. Helmers and A. Glenn Helmers, and Form 4s filed by Long Focus Capital, LLC and Condagua, LLC on May 2, 2014, with an address of PMB 426, 1357 Ashford Avenue, San Juan, PR 00907. The Schedule 13G/A (as modified by the Form 4s) reported that: (a) A. Glenn Helmers is the beneficial owner of 2,678,168 shares of common stock held by Condagua, LLC, and is the beneficial owner of the 1,666,666 shares of common stock held individually by John B. Helmers, her husband; (b) John B. Helmers may be deemed to beneficially own the 2,678,168 shares of common stock held by Condagua, LLC, as the authorized trader of Condagua, LLC; (c) John B. Helmers individually owns 1,666,666 shares of common stock; (d) John B. Helmers and A. Glenn Helmers may direct the vote and disposition of the 2,678,168 shares of common stock held by Condagua, LLC; (d)  John B. Helmers and A. Glenn Helmers may direct the disposition of the 1,666,666 shares owned by John B. Helmers; and (e)  John B. Helmers has the sole right to vote the 1,666,666 shares of common stock he individually owns. We make no representation as to the accuracy or completeness of the information reported.

(10)
Based on a Schedule 13G filed with the SEC on January 14, 2014 by Ironman Energy Master Fund (“Master Fund” and another private investment fund managed by Ironman Energy II, the “Private Fund”, and the “Funds”)), Ironman Energy Capital, L.P.(“Ironman Capital”), Ironman Energy Capital (QP), L.P.(“Ironman Capital QP”), Ironman Energy Partners, L.P.(“Ironman Energy”), Ironman Energy Partners II, L.P.(“Ironman Energy II”), Ironman Capital Management, LLC (“Ironman Management”) and G. Bryan Dutt, with an address of 2211 Norfolk, Suite 611, Houston, TX 77098. The Schedule 13G reported that (a) the Master Fund, Ironman Capital and Ironman Capital (QP) are the beneficial owners of 2,243,016 shares of common stock held by the Master Fund; (b) Ironman Energy, Ironman Energy II, Ironman Management and Mr. Dutt are the beneficial owners of 2,825,149 shares of Common Stock held by the Funds; (c) Ironman Capital and Ironman Capital QP may be deemed to beneficially own the shares of common stock held by the Master Fund as a result of being the general partners of the Master Fund; (d) Ironman Energy may be deemed to beneficially own the shares of common stock held by the Funds as a result of being the general partner of Ironman Capital, Ironman Capital QP and the Private Fund; (e) Ironman Energy II may be deemed to beneficially own the shares of common stock held by the Funds as a result of being the investment manager of the Funds; (f) Ironman Management may be deemed to beneficially own the shares of common stock held by the Funds as a result of being the general partner of Ironman Energy and Ironman Energy II; (g) Mr. Dutt may be deemed to beneficially own the shares of common stock held by the Funds as a result of being the managing member of Ironman Management; (h) the Master Fund, Ironman Capital and Ironman Capital (QP) may direct the vote and disposition of the 2,243,016 shares of common stock held by the Master Fund; and (i) Ironman Energy, Ironman Energy II, Ironman Management and Mr. Dutt may direct the vote and disposition of the 2,825,149 shares of common stock held by the Funds. We make no representation as to the accuracy or completeness of the information reported.

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

On April 16, 2012, the Company agreed to sell an aggregate of 2,950,000 units at $2.00 per unit, with each unit consisting of one share of common stock and 0.35 of a warrant to purchase one share of the common stock at an exercise price of $2.30 per share.  On April 18, 2012, the offering closed, and the Company received an aggregate of $5,900,000 in gross funding and approximately $5,500,000 in net proceeds after paying commissions and other expenses associated with the offering.  The investors in our December 2010 units offering purchased an aggregate of 450,000 units for an aggregate of $900,000. Young Capital, an affiliate of Joshua D. Young, our former director, purchased 250,000 units for an aggregate of $500,000 in the Company’s April 2012 offering.

In August 2012, Meson Capital Partners LP (“Meson LP”), an affiliate of Ryan J. Morris, our director, purchased warrants to purchase 83,334 shares of common stock at an exercise price of $1.00 per share for an aggregate of $25,000, or $0.30 per warrant, from the Company’s director, J. Fred Hofheinz, and warrants (with the same terms) to purchase an aggregate of 15,167 shares for an aggregate of $4,550, or $0.30 per warrant, from Peter K. Grunebaum, a then member of the Company’s Board, in private transactions, which warrants were subsequently exercised by Meson LP for 98,501 shares of our common stock at an aggregate exercise price of $98,501.

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

In December 2012, William A. Sawyer resigned as the Chief Executive Officer, President and director of the Company and the Company agreed to provide him certain severance compensation as described in greater detail above under “Item 11. Executive Compensation” - “Employment Agreements” – “William A. Sawyer”.

Effective April 4, 2013, the Company appointed William J. Dale as the Company’s Chief Financial Officer, Treasurer and Secretary. Effective April 4, 2013, the Company entered into an Employment Agreement with Mr. Dale, described in greater detail above under “Item 11. Executive Compensation” - “Employment Agreements” – “William J. Dale”.

Effective April 4, 2013, the Company entered into a Loan Agreement with various lenders (the “Loan Agreement”) pursuant to which such lenders loaned the Company an aggregate of $2,750,000 to be used for general working capital.  The lenders included entities beneficially owned by our directors, Ken Daraie (which entity loaned us $2,000,000) and W. Andrew Krusen, Jr. (which entities loaned us $250,000), as well as an unrelated third party which loaned the Company $500,000.

The loans provided were documented by Promissory Notes (the “Notes”) which accrued interest at the rate of 14% per annum, with such interest payable monthly in arrears and were due and payable on October 4, 2013.  The Note holders were each paid their pro rata portion of a commitment fee ($55,000) and were each granted their pro rata portion of warrants to purchase 275,000 shares of the Company’s common stock which were evidenced by Common Stock Purchase Warrants. The warrants have an exercise price of $1.50 per share, a term of five years and cashless exercise rights in the event the shares issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission.  The repayment of the Notes was secured by a first priority security interest in one hundred (100) barrels of oil per day of net production from the Company’s owned and operated oil and gas properties, and all payments and proceeds associated therewith.  The Notes were subsequently repaid by the Company in connection with funds raised through an August 2013 Letter Loan Agreement pursuant to which the Company raised $7.5 million.

Effective July 2, 2013, the Board of Directors granted Fred S. Zeidman, our director, options to purchase up to 50,000 shares of our common stock at an exercise price of $1.28 per share, which expire if unexercised on July 2, 2015, and vest at the rate of 1/12th of such options per month beginning August 1, 2013.

On July 17, 2013, Meson Capital Partners LP (“Meson LP”), purchased 185,185 restricted shares of our common stock in a private transaction for consideration of $250,000 or $1.35 per share ($0.01 above the closing sales price of our common stock on July 17, 2013). Securities owned directly by Meson LP, are owned indirectly by Meson Capital Partners LLC (“Meson LLC”) by virtue of it being the general partner of Meson LP and by Ryan J. Morris, a director of the Company, by virtue of his position as managing member of Meson LLC.

On December 24, 2013, each member of the Board of Directors of the Company (other than Mr. Zeidman) was granted options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.98 per share (the closing sales price of the Company’s common stock on December 24, 2013), which have a term of three years and vest at the rate of 1/12th of such options per month with the first monthly tranche vesting on January 24, 2014, in all cases subject to the terms and conditions of the Company’s 2012 Stock Incentive Plan.  Mr. Zeidman was granted options to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.98 per share, which have a term of three years and vest at the rate of 1/6th of such options per month with the first monthly tranche vesting on July 24, 2014, in all cases subject to the terms and conditions of the Company’s 2012 Stock Incentive Plan.

On April 15, 2014, the Company agreed to sell an aggregate of 3,333,332 units, at a purchase price of $0.60 per unit or $2 million in aggregate, with each unit consisting of one share of common stock and 0.50 of a warrant to purchase one share of the Company’s common stock at an exercise price of $1.00 per share and a term of five years.  On April 21, 2014, the offering closed, and the Company subsequently received an aggregate of $2,000,000 in gross funding and net proceeds of approximately $1,880,000 (after the deduction of approximately $120,000 in associated legal and placement agent fees). The purchasers in the offering included Ironman Energy Master Fund, which purchased 1,166,666 shares of common stock and warrants to purchase 583,333 shares of common stock and Ironman PI Fund II (QP), LP, which purchased 500,000 shares of common stock and warrants to purchase 250,000 shares of common stock, which entities became greater than 5% shareholders of the Company as a result of such purchases, and John B. Helmers, who purchased 1,666,666 shares of common stock and warrants to purchase 833,333 shares of common stock,  was a greater than 5% shareholder at the time of the purchase and remains a greater than 5% shareholder of the Company.

It is our policy that any future material transactions between us and members of management or their affiliates shall be on terms no less favorable than those available from unaffiliated third parties.

Director Independence

During the year ended March 31, 2014, the Board determined that a majority of the Board is independent under the definition of independence and in compliance with the listing standards of the NYSE MKT listing requirements. Based upon these standards, the Board has determined that all of the directors are independent (see "Item 10. Directors, Executive Officers and Corporate Governance").

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Our Audit Committee of the Board of Directors approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Audit Fees

The aggregate fees billed by our independent auditors, GBH CPAs (which were dismissed on October 27, 2011) and our current independent auditors, Hein & Associates LLP (which were engaged on October 31, 2011), for professional  services rendered  for the audit of our annual financial statements included  in our Annual  Reports on Form 10-K for the years ended March 31, 2014 and 2013, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters ending June 30, September 30, and December 31, 2013 and 2012, were:

	2014	2013
Hein & Associates, LLP	$120,439	$111,808
GBH CPAs, PC	-	$6,815

Audit fees incurred by the Company were pre-approved by the Audit Committee.

Audit Related Fees: None.

Tax Fees: None.

All Other Fees: None.

We do not use the auditors for financial information system design and implementation. Such services, which include designing or implementing a system that aggregates source data underlying the financial statements or that generates information that is significant to our financial statements, are provided internally or by other service providers.  We do not engage the auditors to provide compliance outsourcing services.

The Audit Committee of the Board of Directors has considered the nature and amount of fees billed by GBH and Hein and believes that the provision of services for activities unrelated to the audit is compatible with maintaining GBH’s and Hein’s independence.

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

LUCAS ENERGY, INC.

BY:     /s/ ANTHONY C. SCHNUR
           Anthony C. Schnur
           Chief Executive Officer and Interim Chief Financial Officer
           (Principal Executive Officer and
           Principal Financial/Accounting Officer)

Dated:   June 27, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KEN DARAIE Ken Draie	Chairman	June 27, 2014

/s/ ANTHONY C. SCHNUR Anthony C. Schnur	Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive Officer and Principal Financial/Accounting Officer)	June 27, 2014
/s/ W. ANDREW KRUSEN, JR. W. Andrew Krusen, Jr.	Director	June 27, 2014

/s/ RYAN J. MORRIS Ryan J. Morris	Director	June 27, 2014
/s/ J. FRED HOFHEINZ J. Fred Hofheinz	Director	June 27, 2014

/s/ FRED S. ZEIDMAN Fred S. Zeidman	Director	June 27, 2014

EXHIBIT INDEX

Exhibit	Description

1.1
Placement Agency Agreement by and between the Company and Euro Pacific Capital, Inc. dated as of August 30, 2013 (Filed as Exhibit 1.1 to our Current Report on Form 8-K, filed with the Commission on September 4, 2013 and incorporated herein by reference)(File No. 001-32508)

3.1
Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Annual Report of Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006, and incorporated herein by reference)(File No. 000-51414)

3.2

Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Information Statement on Schedule 14C filed with the SEC on June 1, 2006) (File No. 000-51414)

3.3
Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Information Statement on Schedule 14C filed with the SEC on February 16, 2007)(File No. 000-51414)

3.4
Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on March 31, 2010) (File No. 001-32508)

3.5
Certificate of Amendment to Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on  January 11, 2011, and incorporated herein by reference)(File No. 001-32508)

3.6
Certificate of Designations of Series A Convertible Preferred Stock (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2011, and incorporated herein by reference)(File No. 001-32508)

3.7
Certificate of Designations of Series B Convertible Preferred Stock (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on January 4, 2012, and incorporated herein by reference)(File No. 001-32508)

3.8
Amended and Restated Bylaws (Adopted December 20, 2012) (Incorporated by reference as Exhibit 3.1 to the Company’s Form 8-K dated December 20, 2012, filed with the SEC on December 21, 2012)(File No. 001-32508)

4.1	Form of Series B and C Warrant (Incorporated by reference to the Form 8-K dated December 26, 2010, filed with the SEC on December 27, 2010)(File No. 001-32508)

4.2+	Form of Officer Stock Option Agreement (Incorporated by reference to the Form 10-K dated March 31, 2011, filed with the SEC on June 29, 2011)(File No. 001-32508)

4.3+	Form of Director Stock Option Agreement (Incorporated by reference to the Form 10-K dated March 31, 2011, filed with the SEC on June 29, 2011) (File No. 001-32508)

4.4*+	Form of Stock Option Agreement 2012 Stock Incentive Plan

4.5
Form of Common Stock Purchase Warrant by and between the Company and each investor dated as of April 16, 2012 (Incorporated by reference to the Company’s Form 8-K dated April 16, 2012, filed with the SEC on April 16, 2012)(File No. 001-32508)

4.6
Form of Common Stock Purchase Warrant by and between the Company and each investor dated as of September 11, 2012 (Incorporated by reference as Exhibit 4.1 to the Company’s Form 8-K dated December 20, 2012, filed with the SEC on December 21, 2012)(File No. 001-32508)

4.7
Form of Common Stock Purchase Warrant (April 4, 2013 Loan Agreement) (Incorporated by reference as Exhibit 4.1 to the Company’s Form 8-K dated April 4, 2013, filed with the SEC on April 8, 2013)(File No. 001-32508)

4.8
Form of Common Stock Purchase Warrant (May 31, 2013 Loan Agreement) (Filed as Exhibit 4.7 to our Annual Report on Form 10-K for the year ended March 31, 2013, filed with the Commission on June 28, 2013 and incorporated herein by reference)(File No. 001-32508)

4.9
Common Stock Purchase Warrant (Robertson Global Credit, LLC) (Filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Commission on August 14, 2013 and incorporated herein by reference)(File No. 001-32508)

4.10
Common Stock Purchase Warrant – Ironman Energy Master Fund (583,333 warrants)(April 21, 2014) (Incorporated by reference as Exhibit 4.1 to the Company’s Form 8-K dated April 21, 2014, filed with the SEC on April 22, 2014)(File No. 001-32508)

4.11
Common Stock Purchase Warrant – Ironman PI Fund II (QP), LP (250,000 warrants)(April 21, 2014) (Incorporated by reference as Exhibit 4.2 to the Company’s Form 8-K dated April 21, 2014, filed with the SEC on April 22, 2014)(File No. 001-32508)

4.12
Common Stock Purchase Warrant – John B. Helmers (833,333 warrants)(April 21, 2014) (Incorporated by reference as Exhibit 4.3 to the Company’s Form 8-K dated April 21, 2014, filed with the SEC on April 22, 2014)(File No. 001-32508)

10.1+	Lucas Energy, Inc. 2010 Long Term Incentive Plan (Incorporated by reference to the Form S-8 filed with the SEC on April 23, 2010)(File No. 333-166257)

10.2+
Lucas Energy, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 4, 2011 (Amendment No. 1))(File No. 001-32508)

10.3	Form of Amendment, Settlement and Release Agreement (Incorporated by reference to the Form 8-K dated July 18, 2011, filed with the SEC on July 19, 2011)(File No. 001-32508)

10.4
Employment Agreement between Lucas Energy, Inc. and William A. Sawyer, dated April 1, 2011 (Incorporated by reference to the Form 10-K dated March 31, 2011, filed with the SEC on June 29, 2011)(File No. 001-32508)

10.5
Employment Agreement between Lucas Energy, Inc. and K. Andrew Lai, dated February 18, 2011 (Incorporated by reference to the Form 10-K dated March 31, 2011, filed with the SEC on June 29, 2011)(File No. 001-32508)(File No. 001-32508)

10.6
Purchase and Sale Agreement – Lucas Energy, Inc. and Nordic Oil USA 1, LLLP (October 13, 2011) (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on November 23, 2011, and incorporated herein by reference)(File No. 001-32508)

10.7
Promissory Note – Lucas Energy, Inc. and Nordic Oil USA 1, LLLP (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on November 23, 2011, and incorporated herein by reference)(File No. 001-32508)

10.8
Deed of Trust, Security Agreement, Financing Statement and Assignment of Production (Filed as an Exhibit to the Company’s Report on Form 8-K, filed with the Commission on November 23, 2011, and incorporated herein by reference)(File No. 001-32508)

10.9
Form of Subscription Agreement by and between the Company and each investor in the Company’s April 2012 offering, dated as of April 16, 2012 (Incorporated by reference to the Company’s Form 8-K dated April 16, 2012, filed with the SEC on April 16, 2012)(File No. 001-32508)

10.10
Form of Subscription Agreement by and between the Company and each investor dated as of September 11, 2012 (Incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K dated September 10, 2012, filed with the SEC on September 11, 2012)(File No. 001-32508)

10.11	April 4, 2013 Loan Agreement (Incorporated by reference as Exhibit 10.2 to the Company’s Form 8-K dated April 4, 2013, filed with the SEC on April 8, 2013)(File No. 001-32508)

10.12	Form of Promissory Note (April 4, 2013 Loan Agreement) (Incorporated by reference as Exhibit 10.3 to the Company’s Form 8-K dated April 4, 2013, filed with the SEC on April 8, 2013)

10.13
May 31, 2013 Loan Agreement (Filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended March 31, 2013, filed with the Commission on June 28, 2013 and incorporated herein by reference)(File No. 001-32508)

10.14
Form of Promissory Note (May 31, 2013 Loan Agreement) (Filed as Exhibit 10.17 to our Annual Report on Form 10-K for the year ended March 31, 2013, filed with the Commission on June 28, 2013 and incorporated herein by reference)(File No. 001-32508)

10.15+
Employment Agreement with Anthony C. Schnur (CFO), dated November 1, 2012 (Incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K dated November 1, 2012, filed with the SEC on November 1, 2012)(File No. 001-32508)

10.16+
Amended and Restated Employment Agreement with Anthony C. Schnur (December 20, 2012) (Incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K dated December 20, 2012, filed with the SEC on December 21, 2012)(File No. 001-32508)

10.17+
April 4, 2013 Employment Agreement with William J. Dale (Incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K dated April 4, 2013, filed with the SEC on April 8, 2013)(File No. 001-32508)

10.18
Form of Securities Purchase Agreement by and between the Company and each investor dated as of September 3, 2013 (Filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on September 4, 2013 and incorporated herein by reference)(File No. 001-32508)

10.19
Letter Loan Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.20
Amended Letter Loan Agreement (Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.1 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)

10.21
Promissory Note ($7.5 million)(Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.22
Amended and Restated Promissory Note ($7,308,817.32)(Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.2 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)

10.23
Security Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.24
Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement, and Fixture Filing (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.25
Meson Capital Partners LP Subscription Agreement (July 17, 2013) (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the Commission on November 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.26
Securities Purchase Agreement by and between the Company and each investor dated as of April 15, 2014 (Incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K dated April 16, 2014, filed with the SEC on April 16, 2014)(File No. 001-32508)

10.27
Registration Rights Agreement by and between the Company and the investors dated as of April 15, 2014 (Incorporated by reference as Exhibit 10.2 to the Company’s Form 8-K dated April 16, 2014, filed with the SEC on April 16, 2014)(File No. 001-32508)

10.28+	2014 Stock Incentive Plan of Lucas Energy, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 18, 2014)(File No. 001-32508)

10.29+
Lucas Energy, Inc. - Form of 2014 Stock Incentive Plan Stock Option Award (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement filed with the SEC on May 15, 2014)(File No. 333-195959)

10.30+
Lucas Energy, Inc. - Form of 2014 Stock Incentive Plan Restricted Stock Grant Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 Registration Statement filed with the SEC on May 15, 2014)(File No. 333-195959)

14.1
Code of Ethics (Incorporated by reference to the Company Annual Report on Form 10-K/A, Amendment No. 1, for the fiscal year ended March 31, 2009 filed with the SEC on July 29, 2009)(File No. 001-32508)

14.2
Whistleblower Protection Policy (Filed as Exhibit 14.2 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009 and incorporated herein by reference)(File No. 001-32508)

23.1*	Consent of Hein & Associates LLP

23.2*	Consent of Forrest A. Garb & Associates, Inc.

21.1*	Subsidiaries

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer.

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer.

99.1*	Report of Forrest A. Garb & Associates, Inc.

99.2
Charter of the Audit and Ethics Committee (Filed as Exhibit 14.3 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009 and incorporated herein by reference)

99.3
Charter of the Compensation Committee (Filed as Exhibit 14.5 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009 and incorporated herein by reference)

99.4
Charter Of The Nominating And Corporate Governance Committee (Filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2013, filed with the Commission on June 28, 2013, and incorporated herein by reference)

99.5**	Press Release Dated June 27, 2014

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Schema Document.

***101.CAL	XBRL Calculation Linkbase Document.

***101.LAB	XBRL Label Linkbase Document.

***101.PRE	XBRL Presentation Linkbase Document.

* Exhibits filed herewith.

** Exhibits furnished herewith.

+ Management contract or compensatory plan.

*** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Balance Sheets –March 31, 2014 and 2013, (ii) the Consolidated Statements of Operations - Year Ended March 31, 2014 and 2013, (iii) Consolidated Statements of Stockholders’ Equity – March 31, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows - Year Ended March 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.