Form 10-Q
period 2014-06-30
LUCAS ENERGY, INC.
filed 2014-08-14
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	33,426,684 (as of August 8, 2014)

LUCAS ENERGY, INC.

SIGNATURES	24

EXHIBIT INDEX	25

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2014	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$707,394	$522,155
Accounts Receivable	610,645	609,097
Inventories	112,677	112,677
Other Current Assets	282,858	342,787
Total Current Assets	1,713,574	1,586,716

Property and Equipment
Oil and Gas Properties (Full Cost Method)	49,856,692	49,554,069
Other Property and Equipment	421,924	444,924
Total Property and Equipment	50,278,616	49,998,993
Accumulated Depletion, Depreciation and Amortization	(11,534,848)	(11,190,505)
Total Property and Equipment, Net	38,743,768	38,808,488
Other Assets	350,425	343,273
Total Assets	$40,807,767	$40,738,477

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,938,712	$2,554,977
Common Stock Payable	25,110	11,250
Accrued Expenses	230,581	286,629
Current Portion of Long-Term Notes Payable	2,718,850	1,793,367
Total Current Liabilities	4,913,253	4,646,223

Asset Retirement Obligation	1,001,447	978,430
Long-Term Notes Payable, net of current portion	4,520,656	5,430,144
Commitments and Contingencies (see Note 10)

Stockholders' Equity
Preferred Stock Series A, 2,000 Shares Authorized of
$0.001 Par, 2,000 Shares Issued and Outstanding	3,095,600	3,095,600
Common Stock, 100,000,000 Shares Authorized of $0.001 Par,
33,436,515 Shares Issued and 33,399,615 Outstanding Shares
at June 30, 2014 and 30,018,081 Issued and 29,981,181
Outstanding Shares at March 31, 2014, respectively	33,437	30,018
Additional Paid in Capital	54,935,175	52,995,987
Accumulated Deficit	(27,642,642)	(26,388,766)
Common Stock Held in Treasury, 36,900 Shares, at Cost	(49,159)	(49,159)
Total Stockholders' Equity	30,372,411	29,683,680

Total Liabilities and Stockholders' Equity	$40,807,767	$40,738,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2014	2013
Operating Revenues
Crude Oil	$941,920	$1,482,438
Natural Gas	-	-
Total Revenues	$941,920	$1,482,438
Operating Expenses
Lease Operating Expenses	453,267	465,738
Severance and Property Taxes	73,495	80,666
Depreciation, Depletion, Amortization, and Accretion	390,386	600,677
General and Administrative	860,452	1,097,632
Total Expenses	1,777,600	2,244,713

Operating Loss	$(835,680)	$(762,275)

Other Expense (Income)
Interest Expense	381,705	198,262
Other Expense (Income), Net	36,489	(15,793)
Total Other Expenses	418,194	182,469

Net Loss	$(1,253,874)	$(944,744)

Net Loss Per Share
Basic and Diluted	$(0.04)	$(0.04)
Weighted Average Shares Outstanding
Basic and Diluted	32,627,707	26,765,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
	Three Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities
Net Loss	$(1,253,874)	$(944,744)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	390,386	600,677
Share-Based Compensation	65,799	126,305
Amortization of Discount on Notes	15,996	71,297
Amortization of Deferred Financing Costs	72,719	27,809
Settlement of Debt	(10,057)	(44,287)
Gain on Sale of Property and Equipment	(1,722)	-
Changes in Components of Working Capital and Other Assets
Accounts Receivable	(1,548)	103,364
Inventories	-	(51,321)
Other Current Assets	59,929	82,929
Accounts Payable and Accrued Expenses	(116,282)	(163,311)
Advances from Working Interest Owners	-	(1,384,085)
Net Cash Used in Operating Activities	(778,654)	(1,575,367)

Investing Cash Flows
Additions of Oil and Gas Properties	(853,576)	(983,797)
Additions of Other Property and Equipment	-	(6,508)
Proceeds from Sale of Other Property and Equipment	3,000	32,500
Net Cash Used in Investing Activities	(850,576)	(957,805)

Financing Cash Flows
Net Proceeds from the Sale of Common Stock	1,847,090	-
Proceeds from Issuance of Notes Payable	-	3,250,000
Deferred Financing Costs	(32,621)	(70,000)
Repayment of Borrowings	-	(750,000)
Net Cash Provided by Financing Activities	1,814,469	2,430,000

Increase (Decrease) in Cash	185,239	(103,172)
Cash at Beginning of the Period	522,155	450,691
Cash at End of the Period	$707,394	$347,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 - GENERAL

History of the Company. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006.

The accompanying unaudited interim condensed consolidated financial statements of Lucas Energy, Inc., together with its subsidiary (collectively, "Lucas" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lucas's annual report filed with the SEC on Form 10-K for the year ended March 31, 2014.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the condensed consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2014 as reported in the Form 10-K have been omitted.

The Company's fiscal year ends on the last day of March of the calendar year.  The Company refers to the twelve-month periods ended March 31, 2015 and 2014 as its 2015 and 2014 fiscal years, respectively.

NOTE 2 – LIQUIDITY

At June 30, 2014, the Company’s Total Current Liabilities of $4.9 million exceeded its Total Current Assets of $1.7 million, resulting in a working capital deficit of $3.2 million.  At March 31, 2014, the Company’s total current liabilities of $4.6 million exceeded its total current assets of $1.6 million, resulting in a working capital deficit of $3.0 million.  The $0.2 million increase in the working capital deficit is primarily related to approximately $1.0 million of the long-term portion of the Company’s Note Payable becoming current, offset by an approximately $0.7 reduction in payables, due to the payment of expenses with funds raised through the sale of equity and the amended loan agreement described below.

On April 21, 2014, the Company closed a registered direct offering of $2,000,000 (approximately $1.8 million net, after deducting commissions and other expenses) of securities, representing 3,333,332 units, each consisting of one share of common stock and 0.50 of one warrant to purchase one share of common stock at an exercise price of $1.00 per share to certain institutional investors (see “Note 7. Stockholders’ Equity”).  The Company used the funds raised in the offering to pay down expenses related to lease operating, workover activities and for general corporate purposes, including general and administrative expenses.

On April 29, 2014 and effective March 14, 2014, the Company entered into an amended loan agreement relating to its long-term note, which had a balance of approximately $7.3 million as of March 14, 2014.  Pursuant to the amended long-term note, we restructured the repayment terms to defer monthly amortizing principal payments which began on March 13, 2014, during the period from April 13, 2014 through September 13, 2014 (see “Note 6. Notes Payable”).

The Company believes the value of its undeveloped acreage provides a continued ability to access the capital markets in both equity and debt, which provides a sufficient means to conduct its current operations, meet its contractual obligations and undertake a forward outlook on future development of its current fields.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its 2014 Annual Report.  There have been no changes to the Company’s significant accounting policies since March 31, 2014.

NOTE 4 – PROPERTY AND EQUIPMENT

Oil and Gas Properties

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.  Properties not subject to amortization consist of acquisition, exploration and development costs, which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization.  Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $36.34 per barrel of oil equivalent (“BOE”) for the three months ended June 30, 2014, and was $35.87 per BOE for the three months ended June 30, 2013.

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. The price used in the ceiling test is the simple average first of the month price for the prior 12 months.  If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of June 30, 2014, no impairment of oil and gas properties was indicated.

All of Lucas's oil and gas properties are located in the United States.  Below are the components of Lucas's oil and gas properties recorded at:

	June 30,	March 31,
	2014	2014
Proved leasehold costs	$11,627,175	$11,354,136
Costs of wells and development	37,476,602	37,447,018
Capitalized asset retirement costs	752,915	752,915
Total oil and gas properties	49,856,692	49,554,069
Accumulated depreciation and depletion	(11,331,264)	(10,991,064)
Net capitalized costs	$38,525,428	$38,563,005

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the retirement of oil and gas property and equipment for the three-month period ended June 30, 2014.  Lucas does not have short-term asset retirement obligations as of June 30, 2014.

Carrying amount at beginning of period - March 31, 2014	$978,430
Liabilities settled	(1,304)
Accretion	24,321
Carrying amount at end of period - June 30, 2014	$1,001,447

NOTE 6 – NOTE PAYABLE

Effective on August 13, 2013, Lucas entered into a Letter Loan Agreement with Louise H. Rogers (the “Letter Loan”).  In connection with the Letter Loan and a Promissory Note entered into in connection therewith, Ms. Rogers loaned the Company $7.5 million (the “Loan”).  The Loan accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default), can be prepaid by Lucas at any time without penalty after November 13, 2013 and is due and payable on August 13, 2015, provided that $75,000 in interest only payments were due on the Loan during the first six months of the term (which were escrowed by Lucas) and beginning on March 13, 2014, Lucas was required to make monthly amortization principal payments equivalent to the sum of fifty-percent of the Loan during months seven through twenty-four of the term (which requirement has since been modified by the amendment described below).  An escrow deposit of $450,000 for the first six months interest was recorded as restricted cash within the balance sheet, with no balance outstanding on the balance sheet as of June 30, 2014.  Lucas is also required to make mandatory prepayments of the loan in the event the collateral securing the Loan does not meet certain thresholds and coverage ratios.  The repayment of the Loan is secured by a security interest in substantially all of Lucas’s assets which was evidenced by a Security Agreement and a Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing. Lucas agreed to pay a $15,000 quarterly administrative fee in connection with the Loan and grant the administrator a warrant to purchase up to 279,851 shares of Lucas’s common stock at an exercise price of $1.35 per share and a term continuing until the earlier of (a) August 13, 2018; and (b) three years after the payment in full of the Loan.  On August 16, 2013, a portion of the funds raised in connection with the Loan were used to repay $3.25 million in outstanding notes issued in April and May 2013.  The Company also capitalized approximately $480,000 in deferred financing costs in relation to expenses incurred in the execution of the Letter Loan.

The Company recorded the fair value of warrants issued in connection with the Note Payable as a discount on the Note and amortizes the discount through non-cash interest expense using the effective interest method over the term of the debt.  The fair value of the 279,851 Letter Loan warrants was recorded as a $127,963 debt discount, of which, $58,652 has been amortized as of June 30, 2014.

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

The Amended Note still has an August 31, 2015 maturity date, the current portion of the Note Payable is $2,718,850 and the long-term portion is $4,520,656 (net of the remaining $69,311 Note discount) as of June 30, 2014.

The Company capitalized approximately $80,000 in additional deferred financing costs in relation to expenses incurred in connection with the execution of the Amended Letter Loan.  Together with the initial Letter Loan and the Amended Letter Loan, the Company has paid $808,217 in cash interest and amortized approximately $224,600 in deferred financing cost as of June 30, 2014.

NOTE 7 – STOCKHOLDERS' EQUITY

Preferred Stock

As of June 30, 2014, Lucas had 2,000 shares of Series A Convertible Preferred Stock issued and outstanding.  Each share of the Series A Convertible Preferred Stock is convertible into 1,000 shares of the Company’s common stock and has no liquidation preference and no maturity date.  Additionally, the conversion rate of the Series A Convertible Preferred Stock adjusts automatically in connection with and in proportion to any dividends payable by the Company in common stock.

Common Stock

The following summarizes Lucas's common stock activity during the three-month period ended June 30, 2014:

		Common Shares
		Issued
	Amount (a)	Per Share	Shares	Treasury	Outstanding
Balance at March 31, 2014			30,018,081	(36,900)	29,981,181
Registered Direct Unit Offering	$1,847,090	$0.55	3,333,332	-	3,333,332
Restricted Stock Consideration	47,250	0.63	75,000	-	75,000
Share-Based Compensation	7,577	0.75	10,102	-	10,102
Balance at June 30, 2014			33,436,515	(36,900)	33,399,615

(a)	Net proceeds or fair market value on grant date, as applicable.

On April 15, 2014, the Company agreed to sell an aggregate of 3,333,332 units to certain institutional investors at a purchase price of $0.60 per unit or $2 million in aggregate, with each unit consisting of one share of common stock (the “Shares”) and 0.50 of a warrant to purchase one share of the Company’s common stock at an exercise price of $1.00 per share and a term of five years (the “Warrants”, and collectively with the Shares, the “Units”).  On April 21, 2014, the offering closed, and the Company subsequently received an aggregate of $2,000,000 in gross funding and a net of approximately $1.8 million (after deducting associated legal and placement agent fees).  In total, the Company sold 3,333,332 shares of common stock and 1,666,666 warrants to purchase shares of common stock.  The Company used the funds raised in the offering to pay down expenses related to lease operating, workover activities and for general corporate purposes, including general and administrative expenses.

On April 29, 2014, in connection with our entry into the Amended Letter Loan Agreement (see “Note 6. Notes Payable”), we agreed to issue 75,000 shares of restricted common stock at a purchase price of $0.63 per share (the closing sales price of the Company’s common stock on April 29, 2014), to Robertson Global Credit, LLC (“Robertson”), the administrator of the Loan, as additional consideration for the modifications.  The listing of the shares was formally approved by the NYSE MKT LLC on May 8, 2014 and subsequently issued to Robertson on May 16, 2014.

See Note 9 – Share-Based Compensation for information on common stock activity related to Share-Based Compensation, including shares granted to the board of directors, officers, employees and consultants.

Warrants

During the three months ended June 30, 2014, no warrants were exercised or cancelled.  As discussed above, the Company granted 1,666,666 warrants with an exercise price of $1.00 per share and a term of five years in connection with the sale of units in the Company’s unit offering in April 2014.  The warrants are indexed to the Company’s stock and are treated as an equity instrument since the exercise price and shares are known and fixed at the date of issuance, and no other clause in the agreement requires the warrants to be treated as a liability.

The following is a summary of the Company's outstanding warrants at June 30, 2014:

Warrants		Exercise	Expiration	Intrinsic Value
Outstanding		Price ($)	Date	at June 30, 2014
2,510,506	(1)	2.86	July 4, 2016	$-
1,032,500	(2)	2.30	October 18, 2017	-
275,000	(3)	1.50	April 4, 2018	-
50,000	(4)	1.50	May 31, 2018	-
279,851	(5)	1.35	August 13, 2018	-
1,666,666	(6)	1.00	April 21, 2019	-
5,814,523				$-

(1)
Series B Warrants issued in connection with the sale of units in the Company’s unit offering in December 2010. The Series B Warrants became exercisable on July 4, 2011 and will remain exercisable thereafter until July 4, 2016.

(2)
Warrants issued in connection with the sale of units in the Company’s unit offering in April 2012. The warrants became exercisable on October 18, 2012, and will remain exercisable thereafter until October 18, 2017.

(3)
Warrants issued in connection with the issuance of the April 2013 Notes, for which the outstanding principal and interest was paid in full on August 16, 2013.  The warrants were exercisable on the grant date (April 4, 2013) and remain exercisable until April 4, 2018.

(4)
Warrants issued in connection with the issuance of the May 2013 Notes, for which the outstanding principal and interest was paid in full on August 16, 2013.  The warrants were exercisable on the grant date (May 31, 2013) and remain exercisable until May 31, 2018.

(5)
Warrants issued in connection with the Letter Loan.  The warrants were exercisable on the grant date (August 13, 2013) and remain exercisable until the earlier of (a) August 13, 2018; and (b) three years after the payment in full of the Loan.

(6)
Warrants issued in connection with the sale of units in the Company’s unit offering in April 2014. The Warrants became exercisable on April 21, 2014 and will remain exercisable thereafter until April 21, 2019.

NOTE 8 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2015 fiscal year and consequently, recorded no provision or benefit for income taxes for the three months ended June 30, 2014.

NOTE 9 – SHARE-BASED COMPENSATION

Lucas measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Common Stock

Lucas issued 10,102 shares of its common stock with an aggregate grant date fair value of $7,577 during the three-month period ended June 30, 2014, which were valued based on the trading value of Lucas’s common stock on the date of grant.  The shares were awarded according to the employment agreements with certain officers and other managerial personnel.

Stock Options

Of the Company’s outstanding options, no options expired, were exercised, or forfeited during the three months ended June 30, 2014.

The following table sets forth stock option activity for the three-month periods ended June 30, 2014 and 2013:

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock Options	Grant Price	Stock Options	Grant Price
Outstanding at March 31	914,468	$1.39	819,668	$1.55
Granted	-	-	125,000	1.33
Expired/Cancelled	-	-	(100,800)	1.63
Outstanding at June 30	914,468	$1.39	843,868	$1.51

No stock options were granted, expired or cancelled during the quarter ended June 30, 2014.  Compensation expense related to stock options during the three-month period ended June 30, 2014 and June 30, 2013 was $40,689 and $107,298, respectively.

Options outstanding and exercisable at June 30, 2014 and June 30, 2013 had no intrinsic value, respectively.  The intrinsic value is based upon the difference between the market price of Lucas’s common stock on the date of exercise and the grant price of the stock options.

The following tabulation summarizes the remaining terms of the options outstanding:

Exercise	Remaining	Options	Options
Price ($)	Life (Yrs.)	Outstanding	Exercisable
1.15	0.5	216,668	216,668
1.28	1.0	50,000	45,834
2.07	1.3	72,000	72,000
0.98	2.5	225,000	100,000
1.63	3.3	100,800	25,200
1.74	3.3	150,000	100,000
1.61	3.5	50,000	-
1.58	3.6	50,000	-
	Total	914,468	559,702

As of June 30, 2014, total unrecognized stock-based compensation expense related to all non-vested stock options was $190,260, which is being recognized over a weighted average period of approximately 2.0 years.

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

In addition to the 2014 Incentive Plan noted above, in prior periods, the shareholders of the Company approved the Company's 2012 and 2010 Stock Incentive Plans (together with the 2014 Incentive Plan, “the Plans”).  The Plans are intended to secure for the Company the benefits arising from ownership of the Company's common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company's future growth. The Plans provide an opportunity for any employee, officer, director or consultant of the Company to receive incentive stock options (to eligible employees only), nonqualified stock options, restricted stock, stock awards and shares in performance of services. There were 1,509,897 shares available for issuance under the Plans as of June 30, 2014.

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

NOTE 11 – POSTRETIREMENT BENEFITS

Lucas maintains a matched defined contribution savings plan for its employees.  During the three-month periods ended June 30, 2014 and 2013, Lucas's total costs recognized for the savings plan were $12,324 and $5,178, respectively.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the three-month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Interest	$284,058	$99,157
Income taxes	-	-

Non-cash investing and financing activities for the three-month periods ended June 30, 2014 and 2013 included the following:

	Three Months Ended June 30,
	2014	2013

Accrued capital expenditures included in
accounts payable and accrued liabilities	675,820	-
Discount on Note Payable	-	164,501
Issuance of Restricted Stock for Amended Loan	47,250	-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements are generally located in the material set forth below under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well.  For a more detailed description of the risks and uncertainties involved, the following discussion and analysis should be read in conjunction with management’s discussion and analysis contained in Lucas’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (the “2014 Annual Report”) and related discussion of our business and properties contained therein.

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

We continue to operate with sound judgment keeping lower overall costs as a priority while pursuing a strategic partnership, acquisitions and mergers with a focus on development of reserves, increasing revenue and improving shareholder value.  As to be expected, the Company has been in a production maintenance mode through this process, and the minimal capital outlay for development has curbed the expected decline in costs on a per barrel basis.

The Company believes that in order to establish a sustained program of asset development, and specifically, begin to develop its Eagle Ford reserves, it must complete its strategic direction of creating greater mass through a corporate combination, acquisition or sustained externally funded drilling program.

The goal and planned end result of our near-term activity will be to create a company with a sturdy platform capable of delivering on the long expected conversion of reserves to enhance shareholder value, and hope to set that strategic direction in motion in the second half of calendar year 2014.

Our website address is http://www.lucasenergy.com. Our fiscal year ends on the last day of March of each year.  The information on, or that may be accessed through, our website is not incorporated by reference into this report and should not be considered a part of this report.  We refer to the twelve-month periods ended March 31, 2015 and March 31, 2014 as our 2015 Fiscal Year and 2014 Fiscal Year, respectively.

At June 30, 2014, the Company had leasehold interests (working interests) in approximately 14,164 gross acres, or 13,230 net acres, which is the Company’s total net developed and undeveloped acreage as measured from the surface to the base of the Austin Chalk formation.  In deeper formations, the Company has approximately 4,223 net acres in the Eagle Ford oil window and 909 net acres in the Eaglebine, Buda and Glen Rose oil bearing formations.

At the end of June 2014, Lucas was producing approximately 126 net barrels of oil equivalent per day (BOEPD) from 36 active well bores, of which 18 wells accounted for more than 85% of our production.  The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well.  An affiliate of Marathon Oil Corporation operates two Eagle Ford horizontal wells in our Gonzales leases, of which we have a 15% working interest on each well.  Our production sales totaled 9,361 barrels of oil equivalent, net to our interest, for the quarter ended June 30, 2014.

At March 31, 2014, Lucas Energy's total estimated net proved reserves were 5.6 million barrels of oil equivalent (BOE), of which 5.0 million barrels (BBLs) were crude oil reserves, and 3.3 billion cubic feet (BCF) were natural gas reserves.  As of June 30, 2014, Lucas employed 11 full-time employees.  We also utilized over six contractors on an "as-needed" basis to carry out various functions of the Company, including but not limited to field operations, land administration, corporate activity and information technology maintenance.

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

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three-month periods ended June 30, 2014 and 2013 should be read in conjunction with the condensed consolidated financial statements of Lucas Energy and notes thereto included in this Quarterly Report on Form 10-Q.  As used below, the abbreviations "Bbls" stands for barrels, "NGL" stands for natural gas liquids, "Mcf" for thousand cubic feet and "Boe" for barrels of oil equivalent on the basis of six Mcf per barrel.  The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

We reported a net loss for the three months ended June 30, 2014 of $1.2 million, or $0.04 per share. For the same period a year ago, we reported a net loss of $0.9 million, or $0.04 per share.  As discussed in more detail below, our net loss increased by $0.3 million primarily due to a decrease in sales revenue of approximately $0.5 million offset by a decrease of approximately $0.4 million in operating expenses and an increase in interest expense of approximately $0.2 million.

The following table sets forth the operating results and production data for the three-month periods ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	9,361	14,788	(5,427)	(37%)
Natural Gas (Mcf)	-	-	-	-
Total (Boe)	9,361	14,788	(5,427)	(37%)

Crude Oil (Bbls per day)	103	163	(60)	(37%)
Natural Gas (Mcf per day)	-	-	-	-
Total (Boe per day)	103	163	(60)	(37%)

Average Sale Price:
Crude Oil ($/Bbl)	$100.62	$100.25	$0.37	0.4%
Natural Gas ($/Mcf)	$-	$-	$-	-

Net Operating Revenues:
Crude Oil	$941,920	$1,482,438	$(540,518)	(36%)
Natural Gas & NGL	-	-	-	-
Total Revenues	$941,920	$1,482,438	$(540,518)	(36%)

Oil and Gas Revenues

Total crude oil and natural gas revenues for the three months ended June 30, 2014 decreased approximately $0.5 million, or 36%, to $0.9 million from $1.4 million for the same period a year ago due primarily to an unfavorable crude oil volume variance of 0.5 million.  There was also a minimal favorable price variance which had no significant impact on the difference in revenues.  The production decline is primarily related to two of the Company’s top producing wells being shut down for approximately 15 days during the current reporting period resulting in approximately $0.3 million less in production sales when compared to the prior period.  Additional decreases of approximately $0.2 million can be attributed to drilling and lateral programs with higher front-end production in the prior reporting period when compared to the current period.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended June,		Increase	%Increase
	2014	2013	(Decrease)	(Decrease)
Direct lease operating expense	$259,154	$286,538	$(27,384)	(10%)
Workovers expense	163,323	144,017	19,306	13%
Other	30,790	35,183	(4,393)	(12%)
Total Lease Operating Expenses	$453,267	$465,738	$(12,471)	(3%)
Severance and Property Taxes	73,495	80,666	(7,171)	(9%)
Depreciation, Depletion,
Amortization and Accretion	390,386	600,677	(210,291)	(35%)

General and Administrative (G&A)	$794,653	$971,327	$(176,674)	(18%)
Share-Based Compensation	65,799	126,305	(60,506)	(48%)
Total G&A Expense	$860,452	$1,097,632	$(237,180)	(22%)

Interest Expense	381,705	198,262	183,443	93%
Other Expense (Income), Net	36,489	(15,793)	52,282	(331%)

Lease Operating Expenses

There was a nominal increase in workovers expense which was offset by a nominal decrease in direct lease operating expense when comparing the current reporting period to the prior reporting period.  In total, the overall lease operating expenses decreased slightly (3%) for the current period as compared to the prior period.  Over the past year, the Company has maintained a concerted effort to keep lease operating expenses at lower levels by improving operating efficiencies and cost reductions.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased for the current quarter as compared to the prior year period by approximately $0.2 million primarily related to a decrease in production of 5,427 Boe compared to the previous period.  As noted above, the production decrease was primarily due to two of the Company’s top producing wells being shut down early in the reporting period and drilling and lateral programs with higher front-end production when compared to the prior period.

General and Administrative (G&A) Expenses and Share-Based Compensation

G&A expenses decreased by approximately $0.2 million for the current quarter as compared to the prior year’s period primarily due to the Company’s overall focus in improving the efficiency of the daily operating activities within the Company by performing functions related to these expenses internally as opposed to engaging outside support and the restructuring of employee responsibilities and duties within the Company.

Share-Based compensation also decreased by approximately 48% due to a decrease in employee based stock option and compensation costs.

Interest Expense

Interest expense for the three months ended June 30, 2014 consisted of cash interest payments, amortization of discounts and deferred financing costs of approximately $0.4 million made in relation to the Letter Loan issued in August 2013 and amended in April 2014 (see “Note 6. Notes Payable”, to the financial statements included in Part I, Item 1 of this report).  When compared to the same period a year ago, which primarily related to incurred interest expenses of approximately $0.2 million on notes issued in April 2013 and May 2013, there is an approximate increase of $0.2 million.  As of June 30, 2014, the notes issued in April 2013 and May 2013 are no longer outstanding.

Other Expense (Income), Net

Other Expense (Income) for the three months ended June 30, 2014, primarily consisted of $49,000 in financing fees offset by $10,000 in discounts from accounts payable settlements compared to $30,000 in financing fees offset by $44,000 in discounts from accounts payable settlements in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of cash for Lucas during the three months ended June 30, 2014 were funds generated from sales of crude oil, borrowings and funds raised through the sale of common stock.  The primary uses of cash were funds used in operations and repayment of other borrowings.

Working Capital

At June 30, 2014, the Company’s Total Current Liabilities of $4.9 million exceeded its Total Current Assets of $1.7 million, resulting in a working capital deficit of $3.2 million.  At March 31, 2014, the Company’s total current liabilities of $4.6 million exceeded its total current assets of $1.6 million, resulting in a working capital deficit of $3.0 million.  The $0.2 million increase in the working capital deficit is primarily related to approximately $1.0 million of the long-term portion of the Company’s Note Payable becoming current, offset by an approximately $0.7 million reduction in payables, due to the payment of expenses with funds raised through the sale of equity and the amended loan agreement noted below.

On April 21, 2014, the Company closed a registered direct offering of $2,000,000 (approximately $1.8 million net, after deducting commissions and other expenses) of securities, representing 3,333,332 units, each consisting of one share of common stock and 0.50 of one warrant to purchase one share of common stock at an exercise price of $1.00 per share to certain institutional investors (see “Note 7. Stockholders’ Equity”, to the financial statements included in Part I, Item 1 of this report).  The Company used the funds raised in the offering to pay down expenses related to lease operating, workover activities and for general corporate purposes, including general and administrative expenses.

On April 29, 2014 and effective March 14, 2014, the Company entered into an amended loan agreement relating to its long-term note, which had a balance of approximately $7.3 million as of March 14, 2014.  Pursuant to the amended long-term note, we restructured the repayment terms to defer monthly amortizing principal payments which began on March 13, 2014, during the period from April 13, 2014 through September 13, 2014 (see “Note 6. Notes Payable”, to the financial statements included in Part I, Item 1 of this report).

The Company believes the value of its undeveloped acreage provides a continued ability to access the capital markets in both equity and debt, which provides a sufficient means to conduct its current operations, meet its contractual obligations and undertake a forward outlook on future development of its current fields.

Cash Flows

	Three Months Ended June 30,
	2014	2013
Cash flows used in operating activities	(778,654)	(1,575,367)
Cash flows used in investing activities	(850,576)	(957,805)
Cash flows provided by financing activities	1,814,469	2,430,000
Net increase (decrease) in cash	185,239	(103,172)

Net cash used in operating activities was approximately $0.8 million for the three months ended June 30, 2014 as compared to $1.6 million for the same period a year ago.  The decrease in net cash used in operating activities of $0.8 million was due primarily to paying down of all the approximately $1.3 million in outstanding advances to working interest owners via a legal settlement in the prior year compared to a $0.5 million net loss increase in the current period.

Net cash used in investing activities, which was comprised primarily of additions to oil and gas properties, was approximately $0.9 million for both the quarters ended June 30, 2014 and 2013, and mainly represented additions of oil and gas properties in each period.

Net cash provided by financing activities was approximately $1.8 million for the quarter ended June 30, 2014 as compared to net cash provided by financing activities of $2.4 million for the same period a year ago.  The decrease in net cash provided by financing activities was primarily related to approximately $1.8 million of net proceeds associated with the issuance of common stock in the current period compared to approximately $3.2 million of proceeds from the sale of debt less $0.8 million in repayments of borrowing in the prior period.

Financing

On April 21, 2014, the Company closed a registered direct offering of $2,000,000 (approximately $1.8 million net, after deducting commissions and other expenses) of securities, representing 3,333,332 units, each consisting of one share of common stock and 0.50 of one warrant to purchase one share of common stock at an exercise price of $1.00 per share to certain institutional investors (see “Note 7. Stockholders’ Equity”, to the financial statements included in Part I, Item 1 of this report).  The Company used the funds raised in the offering to pay down expenses related to lease operating, workover activities and for general corporate purposes, including general and administrative expenses.

On April 29, 2014 and effective March 14, 2014, the Company entered into an amended loan agreement relating to its long-term note noted, which had a balance of approximately $7.3 million as of March 14, 2014.  Pursuant to the amended long-term note, we restructured the repayment terms to defer monthly amortizing principal payments which began on March 13, 2014, during the period from April 13, 2014 through September 13, 2014 (see “Note 6. Notes Payable”, to the financial statements included in Part I, Item 1 of this report).

Lucas plans to continue to focus a substantial portion of its capital expenditures in various known prolific and productive geological formations, including the Austin Chalk, Eagle Ford and Buda formations, primarily in Gonzales, Wilson, and Karnes counties south of the city of San Antonio, Texas and in the Eaglebine, Buda, and Glen Rose formations in Madison and Leon counties north of the city of Houston, Texas.  Lucas expects capital expenditures to be greater than cash flow from operating activities for the remainder of the 2015 fiscal year and into fiscal 2016.  To cover the anticipated shortfall, our business plan includes establishing a reserve-based line of credit, initiating bank or private borrowings, and/or issuing equity or debt offerings similar to the above; provided that the Company is also actively reviewing a number of opportunities for strategic partnership, acquisitions and mergers with a focus on development of reserves, increasing revenue and improving shareholder value as discussed above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We do not engage in commodity price hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures. The Company’s management, including the Chief Executive Officer and Principal Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer (our principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Lucas is periodically named in legal actions arising from normal business activities. Lucas evaluates the merits of these actions and, if it determines that an unfavorable outcome is probable and can be reasonably estimated, Lucas will establish the necessary reserves. Described below is information regarding one proceeding which did not arise from Lucas’s normal business activities and which Lucas believes is material to the Company and which has been settled.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014 (the “2014 Annual Report”), as filed with the SEC on June 27, 2014, except as set forth below.  The information in such risk factors, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

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

On February 28, 2014, we received notice from the NYSE MKT, indicating we were below certain of the NYSE MKT’s continued listing standards related to our existing financial resources or financial condition as set forth in Part 10 of the NYSE MKT Company Guide.  We were afforded the opportunity to submit a plan of compliance to the NYSE MKT, and on March 14, 2014, we submitted our plan to the NYSE MKT.  On March 31, 2014, the NYSE MKT notified us that it had accepted our plan of compliance and granted us a conditional extension until April 14, 2014, which was subsequently extended until July 31, 2014, and once again until October 31, 2014, by which date the Company is required to regain compliance with Section 1003(a)(iv) of the NYSE MKT Company Guide and/or demonstrate adequate progress to that end.  If the NYSE MKT determines that we are not making sufficient progress consistent with our prior plan or that we remain in non-compliance with the continued listing standards, it could institute proceedings to delist us from the NYSE MKT.

There is no assurance that we will be able to continue to trade our common stock on the NYSE MKT. Our business has been and may continue to be affected by worldwide macroeconomic factors, which include uncertainties in the credit and capital markets. External factors that affect our stock price, such as liquidity requirements of our investors, as well as our performance, could impact our market capitalization, revenue and operating results, which, in turn, affect our ability to comply with the NYSE MKT’s listing standards. The NYSE MKT has the ability to suspend trading in our common stock or remove our common stock from listing on the NYSE MKT if in the opinion of the exchange: (a) the financial condition and/or operating results of the Company appear to be unsatisfactory; or (b) it appears that the extent of public distribution or the aggregate market value of our common stock has become so reduced as to make further dealings on the exchange inadvisable; or (c) we have sold or otherwise disposed of our principal operating assets, or have ceased to be an operating company; or (d) we have failed to comply with our listing agreements with the exchange; or (e) any other event shall occur or any condition shall exist which makes further dealings on the exchange unwarranted.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with our entry into the Amended Letter Loan Agreement as described in Part I, Item 1, “Note 6 – Notes Payable” of this Form 10-Q, we agreed to issue the administrator of the loan 75,000 shares of our restricted common stock.

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

On April 21, 2014, pursuant to the terms of the Registration Statement, the Company closed a registered direct offering of $2,000,000 (approximately $1.8 million net, after deducting commissions and other expenses) of shares of common stock to certain institutional investors.  In total, the Company sold 3,333,332 shares of common stock (1,666,666 warrants to purchase shares of common stock and 1,666,666 shares of common stock issuable upon exercise of warrants). The Company used the funds raised in the offering to pay down expenses related to drilling, lease operating, workover activities and for general corporate purposes, including general and administrative expenses.

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

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

On August 12, 2014, the NYSE MKT (the "Exchange") which accepted the Company’s plan of compliance dated March 28, 2014, and granted the Company until April 14, 2014, which date was subsequently extended until July 31, 2014, to regain compliance under its plan of compliance with Section 1003(a)(iv) of the Exchange’s Company Guide (which continued listing standards the Company’s is not currently in compliance with), extended the date the Company is required to regain compliance by to October 31, 2014.  Based on information provided by the Company, the Exchange has determined that, in accordance with Section 1009 of the Company Guide, the Company has made a reasonable demonstration of its ability to regain compliance by the end of the extended period.  Therefore, at this time, the Exchange is prepared to continue the listing of the Company subject to certain conditions.  The Company will be subject to periodic review by Exchange Staff during the extension period.  Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the NYSE MKT.  By October 31, 2014, the Company must be in compliance with the Exchange’s continued listing standards.

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
(Registrant)

/s/ Anthony C. Schnur
Anthony C. Schnur
Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)
Date: August 14, 2014

EXHIBIT INDEX

Exhibit	Description

4.1
Common Stock Purchase Warrant – Ironman Energy Master Fund (583,333 warrants)(April 21, 2014) (Incorporated by reference as Exhibit 4.1 to the Company’s Form 8-K dated April 21, 2014, filed with the SEC on April 22, 2014)(File No. 001-32508)

4.2
Common Stock Purchase Warrant – Ironman PI Fund II (QP), LP (250,000 warrants)(April 21, 2014) (Incorporated by reference as Exhibit 4.2 to the Company’s Form 8-K dated April 21, 2014, filed with the SEC on April 22, 2014)(File No. 001-32508)

4.3
Common Stock Purchase Warrant – John B. Helmers (833,333 warrants)(April 21, 2014) (Incorporated by reference as Exhibit 4.3 to the Company’s Form 8-K dated April 21, 2014, filed with the SEC on April 22, 2014)(File No. 001-32508)

10.1
Letter Loan Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.2
Amended Letter Loan Agreement (Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.1 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)

10.3
Promissory Note ($7.5 million)(Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.4
Amended and Restated Promissory Note ($7,308,817.32)(Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.2 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)

10.5
Security Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.6
Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement, and Fixture Filing (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.7
Meson Capital Partners LP Subscription Agreement (July 17, 2013) (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the Commission on November 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.8
Securities Purchase Agreement by and between the Company and each investor dated as of April 15, 2014 (Incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K dated April 16, 2014, filed with the SEC on April 16, 2014)(File No. 001-32508)

10.9
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

* Exhibits filed herewith.

** Exhibits furnished herewith.

*** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets – June 30, 2014 and March 31, 2014, (ii) the Condensed Consolidated Statements of Operations - Three Months Ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows - Three Months Ended June 30, 2014 and 2013; and (iv) Notes to Condensed Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.