Form 10-Q
period 2014-09-30
LUCAS ENERGY, INC.
filed 2014-11-14
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	34,958,663 (as of November 7, 2014)

LUCAS ENERGY, INC.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2014 and March 31, 2014	3

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013 and six months ended September 30, 2014 and 2013	4

	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2014 and 2013	5

	Notes to the Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	23

ITEM 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	24

ITEM 1A.	Risk Factors	24

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Mine Safety Disclosures	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	28

SIGNATURES	28

EXHIBIT INDEX	29

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2014	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$306,185	$522,155
Accounts Receivable	489,251	609,097
Inventories	112,677	112,677
Other Current Assets	180,653	342,787
Total Current Assets	1,088,766	1,586,716

Property and Equipment
Oil and Gas Properties (Full Cost Method)	49,879,219	49,554,069
Other Property and Equipment	422,249	444,924
Total Property and Equipment	50,301,468	49,998,993
Accumulated Depletion, Depreciation and Amortization	(11,935,621)	(11,190,505)
Total Property and Equipment, Net	38,365,847	38,808,488
Other Assets	272,552	343,273
Total Assets	$39,727,165	$40,738,477

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,261,119	$2,554,977
Common Stock Payable	17,463	11,250
Accrued Expenses	298,423	286,629
Current Portion of Long-Term Notes Payable	7,226,650	1,793,367
Total Current Liabilities	9,803,655	4,646,223

Asset Retirement Obligation	1,027,072	978,430
Long-Term Notes Payable, net of current portion	-	5,430,144
Commitments and Contingencies (see Note 10)

Stockholders' Equity
Preferred Stock Series A, 2,000 Shares Authorized of
$0.001 Par, 2,000 Shares Issued and Outstanding	3,095,600	3,095,600
Common Stock, 100,000,000 Shares Authorized of $0.001 Par,
33,463,584 Shares Issued and 33,426,684 Outstanding Shares
at September 30, 2014 and 30,018,081 Issued and 29,981,181
Outstanding Shares at March 31, 2014, respectively	33,463	30,018
Additional Paid in Capital	54,948,060	52,995,987
Accumulated Deficit	(29,131,526)	(26,388,766)
Common Stock Held in Treasury, 36,900 Shares, at Cost	(49,159)	(49,159)
Total Stockholders' Equity	28,896,438	29,683,680

Total Liabilities and Stockholders' Equity	$39,727,165	$40,738,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating Revenues
Crude Oil	$992,944	$1,227,492	$1,934,865	$2,709,929
Natural Gas	-	-	-	-
Total Revenues	$992,944	$1,227,492	$1,934,865	$2,709,929
Operating Expenses
Lease Operating Expenses	453,364	722,249	906,631	1,187,987
Severance and Property Taxes	75,764	70,015	149,259	150,681
Depreciation, Depletion,
Amortization, and Accretion	425,094	498,335	815,480	1,099,012
General and Administrative	1,138,753	1,157,626	1,999,204	2,255,257
Total Expenses	2,092,975	2,448,225	3,870,574	4,692,937
Operating Loss	$(1,100,031)	$(1,220,733)	$(1,935,709)	$(1,983,008)

Other Expense (Income)
Interest Expense	349,550	352,264	731,350	550,527
Other Expense (Income), Net	25,712	(14,443)	62,201	(30,236)
Total Other Expenses	375,262	337,821	793,551	520,291

Loss Before Income Taxes	$(1,475,293)	$(1,558,554)	$(2,729,260)	$(2,503,299)
Income Tax Expense	13,500	-	13,500	-
Net Loss	$(1,488,793)	$(1,558,554)	$(2,742,760)	$(2,503,299)

Net Loss Per Share
Basic and Diluted	$(0.04)	$(0.06)	$(0.08)	$(0.09)
Weighted Average Shares Outstanding
Basic and Diluted	33,462,956	27,654,974	33,047,634	27,210,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

LUCAS ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities
Net Loss	$(2,742,760)	$(2,503,299)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	815,480	1,099,012
Share-Based Compensation	116,083	252,240
Amortization of Discount on Notes	31,992	175,165
Amortization of Deferred Financing Costs	150,592	100,020
Settlement of Debt	(12,103)	(101,480)
Gain on Sale of Property and Equipment	(1,722)	-
Changes in Components of Working Capital and Other Assets
Accounts Receivable	119,846	255,195
Inventories	-	(49,397)
Other Current Assets	162,134	(167,396)
Accounts Payable, Accrued Expenses and Interest Payable	277,297	6,865
Advances from Working Interest Owners	-	(1,384,085)
Net Cash Used in Operating Activities	(1,083,161)	(2,317,160)

Investing Cash Flows
Additions of Oil and Gas Properties	(1,320,387)	(2,910,970)
Proceeds from Sale of Oil and Gas Properties	444,285	-
Additions of Other Property and Equipment	(323)	(132,665)
Proceeds from Sale of Other Property and Equipment	3,000	62,500
Net Cash Used in Investing Activities	(873,425)	(2,981,135)

Financing Cash Flows
Net Proceeds from the Sale of Common Stock	1,802,090	3,328,057
Proceeds from Issuance of Notes Payable	-	10,750,000
Change in Restricted Cash to be used in Financing Activities	-	(375,000)
Deferred Financing Costs	(32,621)	(550,322)
Repayment of Borrowings	(28,853)	(4,125,000)
Net Cash Provided by Financing Activities	1,740,616	9,027,735

Increase (Decrease) in Cash and Cash Equivalents	(215,970)	3,729,440
Cash and Cash Equivalents at Beginning of the Period	522,155	450,691
Cash and Cash Equivalents at End of the Period	$306,185	$4,180,131

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

NOTE 2 – LIQUIDITY

At September 30, 2014, the Company’s Total Current Liabilities of $9.8 million exceeded its Total Current Assets of $1.1 million, resulting in a working capital deficit of $8.7 million.  At March 31, 2014, the Company’s total current liabilities of $4.6 million exceeded its total current assets of $1.6 million, resulting in a working capital deficit of $3.0 million.  The $5.7 million increase in the working capital deficit is primarily related to approximately $5.5 million of the long-term portion of the Company’s Note Payable becoming current and a $0.2 million reduction in cash due to the payment of expenses with funds raised through the sale of equity and the amended loan agreement described below.

On April 21, 2014, the Company closed a registered direct offering of $2,000,000 (approximately $1.8 million net, after deducting commissions and other expenses) of securities, representing 3,333,332 units, each consisting of one share of common stock and 0.50 of one warrant to purchase one share of common stock at an exercise price of $1.00 per share to certain institutional investors (see “Note 7. Stockholders’ Equity”).  The Company used the funds raised in the offering to pay expenses related to lease operating, workover activities and for general corporate purposes, including general and administrative expenses.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Oil and Gas Properties

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.  Properties not subject to amortization consist of acquisition, exploration and development costs, which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization.  Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $36.30 per barrel of oil equivalent (“BOE”) for the three months ended September 30, 2014, and was $37.53 per BOE for the three months ended September 30, 2013.  Amortization expense calculated per equivalent physical unit of production amounted to $36.32 per BOE for the six months ended September 30, 2014, and was $36.46 per BOE for the six months ended September 30, 2013.

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. The price used in the ceiling test is the simple average first of the month price for the prior 12 months.  If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of September 30, 2014, no impairment of oil and gas properties was indicated.

All of Lucas's oil and gas properties are located in the United States.  Below are the components of Lucas's oil and gas properties recorded at:

	September 30,	March 31,
	2014	2014
Proved leasehold costs	$11,602,544	$11,354,136
Costs of wells and development	37,522,455	37,447,018
Capitalized asset retirement costs	754,220	752,915
Total oil and gas properties	49,879,219	49,554,069
Accumulated depreciation and depletion	(11,708,336)	(10,991,064)
Net capitalized costs	$38,170,883	$38,563,005

On August 26, 2014, the Company signed a binding participation agreement with Oak Valley Resources, LLC ("OVR"), to jointly develop the Company's Karnes County, Texas acreage in the Eagle Ford shale formation.  At closing on August 31, 2014, Lucas received $444,285 for a 50% working interest on approximately 400 acres.  OVR will manage the drilling of the wells and each company will bear 50% of the drilling and completion costs. Once the wells are on production and initial oil sales begin, all revenues and operating costs will also be split between the parties on a 50% basis each.  The first well is expected to be spudded in early January 2015.  The joint venture expects to drill a minimum of two wells on the property.

On September 2, 2014, Lucas obtained a new lease and was able to increase its Eagle Ford shale working interest share in certain Gonzales County, Texas properties from 15% to 100%.  As a result, we capitalized approximately $228,000 in leasehold costs.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the retirement of oil and gas property and equipment for the six-month period ended September 30, 2014.  Lucas does not have short-term asset retirement obligations as of September 30, 2014.

Carrying amount at beginning of period - March 31, 2014	$978,430
Accretion	48,642
Carrying amount at end of period - September 30, 2014	$1,027,072

NOTE 6 – NOTE PAYABLE

Effective on August 13, 2013, Lucas entered into a Letter Loan Agreement with Louise H. Rogers (the “Letter Loan”).  In connection with the Letter Loan and a Promissory Note entered into in connection therewith, Ms. Rogers loaned the Company $7.5 million (the “Loan”).  The Loan accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default), can be prepaid by Lucas at any time without penalty after November 13, 2013 and is due and payable on August 13, 2015, provided that $75,000 in interest only payments were due on the Loan during the first six months of the term (which were escrowed by Lucas) and beginning on March 13, 2014, Lucas was required to make monthly amortization principal payments equivalent to the sum of fifty-percent of the Loan during months seven through twenty-four of the term (which requirement has since been modified by the amendment described below).  An escrow deposit of $450,000 for the first six months interest was recorded as restricted cash within the balance sheet, with no balance outstanding on the balance sheet as of September 30, 2014.  Lucas is also required to make mandatory prepayments of the loan in the event the collateral securing the Loan does not meet certain thresholds and coverage ratios.  The repayment of the Loan is secured by a security interest in substantially all of Lucas’s assets which was evidenced by a Security Agreement and a Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing. Lucas agreed to pay a $15,000 quarterly administrative fee in connection with the Loan and grant the administrator a warrant to purchase up to 279,851 shares of Lucas’s common stock at an exercise price of $1.35 per share and a term continuing until the earlier of (a) August 13, 2018; and (b) three years after the payment in full of the Loan.  On August 16, 2013, a portion of the funds raised in connection with the Loan were used to repay $3.25 million in outstanding notes issued in April and May 2013.  The Company also capitalized approximately $480,000 in deferred financing costs in relation to expenses incurred in the execution of the Letter Loan.

The Company recorded the fair value of warrants issued in connection with the Note Payable as a discount on the Note and amortizes the discount through non-cash interest expense using the effective interest method over the term of the debt.  The fair value of the 279,851 Letter Loan warrants was recorded as a $127,963 debt discount, of which, $74,648 has been amortized as of September 30, 2014.

Effective on April 29, 2014, the Company entered into an Amended Letter Loan Agreement (the “Amended Letter Loan”) and Amended and Restated Promissory Note (the “Amended Note”), each effective March 14, 2014, in connection with the Letter Loan.  Pursuant to the Amended Letter Loan and Amended Note, we restructured the repayment terms of the original Letter Loan and Promissory Note to defer monthly amortizing principal payments which began on March 13, 2014, during the period from April 13, 2014 through September 13, 2014, during which six month period interest on the Amended Note accrued at 15% per annum (compared to 12% per annum under the terms of the original Promissory Note). Beginning on October 13, 2014, the interest rate of the Amended Note returned to 12% per annum and we are required to pay the monthly amortization payments in accordance with the original repayment schedule (which total approximately $205,000 to $226,000, depending on the due date), as well as additional principal amortization payments of approximately $266,000 every three months (beginning October 13, 2014, and ending on July 13, 2015) until maturity, with approximately $3.87 million due on maturity, which maturity date remains August 13, 2015. Additionally, we agreed to pay all legal expenses of the lender related to the amendments and agreed to (i) pay $25,000 and (ii) issue 75,000 shares of restricted common stock, to Robertson Global Credit, LLC (“Robertson”), the administrator of the Loan, as additional consideration for the modifications. Should we opt to prepay the Amended Note prior to the maturity date, we are required to pay an exit fee equal to the advisory fees of approximately $15,000 per quarter that would have been due, had the note remained outstanding through maturity.

The Amended Note still has an August 31, 2015 maturity date; therefore, the outstanding balance of the Note Payable is $7,226,650 (net of the remaining $53,315 note discount) and listed as a current liability in the balance sheet as of September 30, 2014.

The Company capitalized approximately $80,000 in additional deferred financing costs in relation to expenses incurred in connection with the execution of the Amended Letter Loan.  Together with the initial Letter Loan and the Amended Letter Loan, the Company has paid $1,072,581 in cash interest and amortized approximately $302,527 in deferred financing cost as of September 30, 2014.

NOTE 7 – STOCKHOLDERS' EQUITY

Preferred Stock

As of September 30, 2014, Lucas had 2,000 shares of Series A Convertible Preferred Stock issued and outstanding.  Each share of the Series A Convertible Preferred Stock is convertible into 1,000 shares of the Company’s common stock and has no liquidation preference and no maturity date.  Additionally, the conversion rate of the Series A Convertible Preferred Stock adjusts automatically in connection with and in proportion to any dividends payable by the Company in common stock.

Common Stock

The following summarizes Lucas's common stock activity during the six-month period ended September 30, 2014:

		Common Shares
		Issued
	Amount (a)	Per Share	Shares	Treasury	Outstanding
Balance at March 31, 2014			30,018,081	(36,900)	29,981,181
Registered Direct Unit Offering	$1,802,090	$0.54	3,333,332	-	3,333,332
Restricted Stock Consideration	47,250	0.63	75,000	-	75,000
Share-Based Compensation	17,992	0.48	37,171	-	37,171
Balance at September 30, 2014			33,463,584	(36,900)	33,426,684

(a)	Net proceeds or fair market value on grant date, as applicable.

On April 15, 2014, the Company agreed to sell an aggregate of 3,333,332 units to certain institutional investors at a purchase price of $0.60 per unit or $2 million in aggregate, with each unit consisting of one share of common stock (the “Shares”) and 0.50 of a warrant to purchase one share of the Company’s common stock at an exercise price of $1.00 per share and a term of five years (the “Warrants”, and collectively with the Shares, the “Units”).  On April 21, 2014, the offering closed, and the Company subsequently received an aggregate of $2,000,000 in gross funding and a net of approximately $1.8 million (after deducting associated legal and placement agent fees).  In total, the Company sold 3,333,332 shares of common stock and warrants to purchase 1,666,666 shares of common stock.  The Company used the funds raised in the offering to pay expenses related to lease operating, workover activities and for general corporate purposes, including general and administrative expenses.

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

Warrants

During the six months ended September 30, 2014, no warrants were exercised or cancelled.  As discussed above, the Company granted warrants to purchase 1,666,666 shares with an exercise price of $1.00 per share and a term of five years in connection with the sale of units in the Company’s unit offering in April 2014.  The warrants are treated as an equity instrument since the exercise price and shares are known and fixed at the date of issuance, and no other clause in the agreement requires the warrants to be treated as a liability.

The following is a summary of the Company's outstanding warrants at September 30, 2014:

Warrants		Exercise	Expiration	Intrinsic Value at
Outstanding		Price ($)	Date	September 30, 2014
2,510,506	(1)	2.86	July 4, 2016	$-
1,032,500	(2)	2.30	October 18, 2017	-
275,000	(3)	1.50	April 4, 2018	-
50,000	(4)	1.50	May 31, 2018	-
279,851	(5)	1.35	August 13, 2018	-
1,666,666	(6)	1.00	April 21, 2019	-
5,814,523				$-

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

NOTE 8 – INCOME TAXES

The Company has estimated that its effective tax rate for federal purposes will be zero for the 2015 fiscal year and consequently, recorded no provision or benefit for income taxes for the six months ended September 30, 2014.

The Income Tax Expense recognized by the Company in the income statement for the current period relates to a Texas state franchise tax of approximately $44,500 ($31,000 of which was accrued in the prior year), and are not related to any federal income tax.

NOTE 9 – SHARE-BASED COMPENSATION

Lucas measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Common Stock

Lucas issued 37,171 shares of its common stock with an aggregate grant date fair value of $17,992 during the six-month period ended September 30, 2014, which were valued based on the trading value of Lucas’s common stock on the date of grant.  The shares were awarded according to the employment agreements with certain officers and other managerial personnel.

Stock Options

Of the Company’s outstanding options, no options expired, were exercised, or forfeited during the six months ended September 30, 2014.

The following table sets forth stock option activity for the six-month periods ended September 30, 2014 and 2013:

	Six Months Ended		Six Months Ended
	September 30, 2014		September 30, 2013
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock Options	Grant Price	Stock Options	Grant Price
Outstanding at March 31	914,468	$1.39	819,668	$1.55
Granted	-	-	175,000	1.32
Expired/Cancelled	-	-	(230,200)	1.47
Outstanding at September 30	914,468	$1.39	764,468	$1.52

No stock options were granted during the six months ended September 30, 2014.  Compensation expense related to stock options during the three-month and six-month periods ended September 30, 2014 was $40,689 and $81,398, respectively.

Options outstanding and exercisable at September 30, 2014 and September 30, 2013 had no intrinsic value, respectively.  The intrinsic value is based upon the difference between the market price of Lucas’s common stock on the date of exercise and the grant price of the stock options.

The following tabulation summarizes the remaining terms of the options outstanding:

Exercise	Remaining	Options	Options
Price ($)	Life (Yrs.)	Outstanding	Exercisable
1.15	0.2	216,668	216,668
1.28	0.8	50,000	50,000
2.07	6.0	72,000	72,000
0.98	2.2	225,000	162,500
1.63	3.1	100,800	25,200
1.74	3.1	150,000	100,000
1.61	3.3	50,000	-
1.58	3.4	50,000	-
	Total	914,468	626,368

As of September 30, 2014, total unrecognized stock-based compensation expense related to all non-vested stock options was $149,571, which is being recognized over a weighted average period of approximately 1.8 years.

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

In addition to the 2014 Incentive Plan noted above, in prior periods, the shareholders of the Company approved the Company's 2012 and 2010 Stock Incentive Plans (together with the 2014 Incentive Plan, “the Plans”).  The Plans are intended to secure for the Company the benefits arising from ownership of the Company's common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company's future growth. The Plans provide an opportunity for any eligible employee, officer, director or consultant of the Company to receive incentive stock options, nonqualified stock options, restricted stock, stock awards and shares in performance of services. There were 1,482,828 shares available for issuance under the Plans as of September 30, 2014.

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

NOTE 11 – POSTRETIREMENT BENEFITS

Lucas maintains a matched defined contribution savings plan for its employees.  During the three-month and six-month periods ended September 30, 2014, Lucas's total costs recognized for the savings plan were $12,201 and $24,525, respectively.  During the three-month and six-month periods ended September 30, 2013, Lucas's total costs recognized for the savings plan were $5,178 and $14,956, respectively.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the six-month periods ended September 30, 2014 and 2013:

	Six Months Ended September 30,
	2014	2013
Interest	$548,767	$275.341
Income taxes	13,500	15,000

Non-cash investing and financing activities for the six-month periods ended September 30, 2014 and 2013 included the following:

	Six Months Ended September 30,
	2014	2013

Accrued capital expenditures included in
accounts payable and accrued liabilities	675,820	1,407,059
Discount on Note Payable	-	292,464
Issuance of Restricted Stock for Amended Loan	47,250	-

NOTE 13 – SUBSEQUENT EVENTS

On October 14, 2014, the Company completed the sale of its 100% working interest in oil and gas leases and wells/wellbores in Madison County, Texas for $700,000.  The cash transaction includes approximately 450 net mineral acres primarily in the Buda and Glen Rose formations.  Management determined this acreage to be non-core and has utilized the proceeds to purchase leaseholds in Gonzales County, Texas in addition to debt service and for general corporate purposes.

Effective October 21, 2014, the holder of our Series A Convertible Preferred Stock converted 1,500 shares of such Series A Convertible Preferred Stock into 1,500,000 shares of our common stock.  As of the date of this report, the Company still has 500 shares of Series A Convertible Preferred Stock issued and outstanding.

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

Overview

Lucas Energy, Inc., a Nevada corporation, is an independent oil and natural gas company based in Houston, Texas (herein the “Company”, “Lucas”, “Lucas Energy” or “we”).  We are engaged in the acquisition and development of crude oil and natural gas from various known productive geological formations, including the Austin Chalk and Eagle Ford formations, primarily in Gonzales, Wilson and Karnes counties south of the city of San Antonio, Texas.

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

The Company is taking an aggressive growth posture toward developing our leaseholds through partnering with a highly-regarded operator of oil and gas properties in the Eagle Ford shale play.  The magnitude of the opportunity in the Eagle Ford shale and associated drilling costs will require external sources of capital, and we will continue to utilize combinations of debt and equity in conjunction with operating cash flow to fund the development of our leaseholds into oil producing assets.  It is our objective to “right-size” our development program, operating expenses and capital requirements in accordance with our strategy to unlock the Company’s full potential and to grow in both size and scope of operations.

The goal and planned end result of our near-term activity will be to create a company with a sturdy platform capable of delivering on the long expected conversion of reserves to production, continued long term development and sustainable shareholder value.

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

At September 30, 2014, the Company had leasehold interests (working interests) in approximately 14,000 gross acres, or 13,000 net acres, which is the Company’s total net developed and undeveloped acreage as measured from the surface to the base of the Austin Chalk formation.  In deeper formations, the Company has approximately 4,100 net acres in the Eagle Ford oil window and 900 net acres in the Eaglebine, Buda and Glen Rose oil bearing formations.

At the end of September 2014, Lucas was producing an average of approximately 108 net barrels of oil equivalent per day (BOEPD) from 36 active well bores, of which 18 wells accounted for more than 85% of our production.  The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well.  An affiliate of Marathon Oil Corporation operates two Eagle Ford horizontal wells in our Gonzales leases, of which we have a 15% working interest on each well.  Our production sales totaled 10,387 and 19,748 barrels of oil equivalent, net to our interest, for the three and six months ended September 30, 2014, respectively.

At March 31, 2014, Lucas Energy's total estimated net proved reserves were 5.6 million barrels of oil equivalent (BOE), of which 5.0 million barrels (BBLs) were crude oil reserves, and 3.3 billion cubic feet (BCF) were natural gas reserves.  As of September 30, 2014, Lucas employed 11 full-time employees.  We also utilized over six contractors on an "as-needed" basis to carry out various functions of the Company, including but not limited to field operations, land administration, corporate activity and information technology maintenance.

Industry Segments

Lucas Energy's operations are all crude oil and natural gas exploration and production related.

Operations and Oil and Gas Properties

We operate in known productive areas in order to decrease geological risk.  Our holdings are located in an increased area of current industry activity in Gonzales, Wilson, Karnes, Frio, Leon and Madison counties in Texas.  We concentrate on three vertically adjoining formations in Gonzales, Wilson and Karnes counties: the Austin Chalk, Eagle Ford and Buda formations, listed in the order of increasing depth measuring from land surface. The recent development of the Eagle Ford as a high potential producing zone has heightened industry interest and success.  Lucas Energy’s acreage position is in the oil window of the Eagle Ford trend and has amassed approximately 12,000 gross acres in the Gonzales and Wilson County, Texas area.

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

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three-month and six-months periods ended September 30, 2014 and 2013 should be read in conjunction with the condensed consolidated financial statements of Lucas Energy and notes thereto included in this Quarterly Report on Form 10-Q.  As used below, the abbreviations "Bbls" stands for barrels, "NGL" stands for natural gas liquids, "Mcf" for thousand cubic feet and "Boe" for barrels of oil equivalent on the basis of six Mcf per barrel.  The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

We reported a net loss for the three months ended September 30, 2014 of $1.5 million, or $0.04 per share. For the same period a year ago, we reported a net loss of $1.6 million, or $0.06 per share.  As discussed in more detail below, our net loss decreased by $0.1 million primarily due to a decrease in sales revenue of approximately $0.2 million offset by a decrease of approximately $0.3 million in operating expenses.

The following table sets forth the operating results and production data for the three-month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	10,387	12,032	(1,645)	(14%)
Natural Gas (Mcf)	-	-	-	-
Total (Boe)	10,387	12,032	(1,645)	(14%)

Crude Oil (Bbls per day)	113	131	(18)	(14%)
Natural Gas (Mcf per day)	-	-	-	-
Total (Boe per day)	113	131	(18)	(14%)

Average Sale Price:
Crude Oil ($/Bbl)	$95.59	$102.02	$(6.43)	(6%)
Natural Gas ($/Mcf)	$-	$-	$-	-

Net Operating Revenues:
Crude Oil	$992,944	$1,227,492	$(234,548)	(19%)
Natural Gas & NGL	-	-	-	-
Total Revenues	$992,944	$1,227,492	$(234,548)	(19%)

Oil and Gas Revenues

Total crude oil revenues for the three months ended September 30, 2014 decreased approximately $0.2 million, or 19%, to $1.0 million from $1.2 million for the same period a year ago due primarily to an unfavorable crude oil volume variance of $0.15 million coupled with an unfavorable crude oil price variance of $0.08 million.  The production decline can be attributed to drilling and lateral programs with higher front-end production in the prior reporting period coupled with production declines primarily related to interference from offset activity in the current period.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended September 30,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Direct lease operating expense	$213,341	$239,967	$(26,626)	(11%)
Workovers expense	208,558	453,950	(245,392)	(54%)
Other	31,465	28,332	3,133	11%
Total Lease Operating Expenses	$453,364	$722,249	$(268,885)	(37%)
Severance and Property Taxes	75,764	70,015	5,749	8%
Depreciation, Depletion,
Amortization and Accretion	425,094	498,335	(73,241)	(15%)

General and Administrative (G&A)	$1,088,469	$1,031,691	$56,778	6%
Share-Based Compensation	50,284	125,935	(75,651)	(60%)
Total G&A Expense	$1,138,753	$1,157,626	$(18,873)	(2%)

Interest Expense	349,550	352,264	(2,714)	(1%)
Other Expense (Income), Net	25,712	(14,443)	40,155	278%

Lease Operating Expenses

There was a significant decrease in lease operating expense of approximately $0.3 million highlighted by a 54% reduction in workovers when comparing the current quarter to the prior year period.  In total, the overall lease operating expenses decreased 37% for the current period as compared to the prior period.  Over the past year, the Company has maintained a concerted effort to keep lease operating expenses at lower levels by improving operating efficiencies and cost reductions.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased for the current quarter as compared to the prior year period by approximately $73,000 primarily related to a decrease in production of 1,645 Boe compared to the previous period.  As noted above, the production decline can be attributed to drilling and lateral programs with higher front-end production in the prior reporting period coupled with production declines primarily related to interference from offset activity in the current period.

General and Administrative (G&A) Expenses and Share-Based Compensation

During the current period, the Company had experienced a decline in G&A expenses of approximately $0.2 million when compared to the prior year’s period.  However, the Company incurred approximately $0.3 million in additional G&A expenses during the current period as a result of one-time legal expenses, investment banking fees and other transaction costs pursuant to certain strategic alternatives that have since been abandoned.  The approximately $0.1 million increase in G&A was offset by a 60% reduction in the issuance of Share-Based Compensation grants.  As a result total G&A Expense minimally decreased by 2% when comparing the current quarter to the prior period.

Interest Expense

Interest expense for the three months ended September 30, 2014 consisted of cash interest payments, amortization of discounts and deferred financing costs of approximately $0.3 million made in relation to the Letter Loan issued in August 2013 and amended in April 2014 (see “Note 6. Notes Payable”, to the financial statements included in Part I, Item 1 of this report).  When compared to the same period a year ago, which primarily related to incurred interest expenses of approximately $0.3 million on the Letter Loan and notes issued in April 2013 and May 2013, there is no significant change.  The notes issued in April 2013 and May 2013 and corresponding interest were paid in full in August 2013.

Other Expense (Income), Net

Other Expense (Income) for the three months ended September 30, 2014, primarily consisted of $26,000 in financing and settlement fees compared to approximately $42,000 in financing fees offset by approximately $57,000 in discounts from accounts payable settlements in the prior year period.

Six Months Ended September 30, 2014 vs. Six Months Ended September 30, 2013

We reported a net loss for the six months ended September 30, 2014 of $2.7 million, or $0.08 per share. For the same period a year ago, we reported a net loss of $2.5 million, or $0.09 per share.  As discussed in more detail below, our net loss increased by $0.2 million primarily due to a decrease in sales revenue of approximately $0.8 million offset by a decrease of approximately $0.8 million in operating expenses and an increase in interest expense of approximately $0.2 million.

The following table sets forth the operating results and production data for the six-month periods ended September 30, 2014 and 2013.

	Six Months Ended September 30,
	2014	2013	Increase (Decrease)	% Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	19,748	26,820	(7,072)	(26%)
Natural Gas (Mcf)	-	-	-	-
Total (Boe)	19,748	26,820	(7,072)	(26%)

Crude Oil (Bbls per day)	108	147	(39)	(27%)
Natural Gas (Mcf per day)	-	-	-	-
Total (Boe per day)	108	147	(39)	(27%)

Average Sale Price:
Crude Oil ($/Bbl)	$97.98	$101.04	$(3.06)	(3%)
Natural Gas ($/Mcf)	$-	$-	$-	-

Net Operating Revenues:
Crude Oil	$1,934,865	$2,709,929	$(775,064)	(29%)
Natural Gas & NGL	-	-	-	-
Total Revenues	$1,934,865	$2,709,929	$(775,064)	(29%)

Oil and Gas Revenues

Total crude oil revenues for the six months ended September 30, 2014 decreased approximately $0.8 million, or 29%, to $1.9 million from $2.7 million for the same period a year ago due primarily to an unfavorable crude oil volume variance of $0.7 million coupled with an unfavorable crude oil price variance of $0.1 million.  The production decline is primarily related to two of the Company’s top producing wells being shut-in for approximately 15 days and one additional top producing well being shut-in for two months during the current reporting period resulting in approximately $0.6 million less in production sales when compared to the prior period.  Additional decreases of approximately $0.1 million can be attributed to drilling and lateral programs with higher front-end production in the prior reporting period when compared to the current period.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Six Months Ended September,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Direct lease operating expense	$472,495	$526,503	$(54,008)	(10%)
Workovers expense	371,880	597,968	(226,088)	(38%)
Other	62,256	63,516	(1,260)	(2%)
Total Lease Operating Expenses	$906,631	$1,187,987	$(281,356)	(24%)
Severance and Property Taxes	149,259	150,681	(1,422)	(1%)
Depreciation, Depletion,
Amortization and Accretion	815,480	1,099,012	(283,532)	(26%)

General and Administrative (G&A)	$1,883,121	$2,003,017	$(119,896)	(6%)
Share-Based Compensation	116,083	252,240	(136,157)	(54%)
Total G&A Expense	$1,999,204	$2,255,257	$(256,053)	(11%)

Interest Expense	731,350	550,527	180,823	33%
Other Expense (Income), Net	62,201	(30,236)	92,437	306%

Lease Operating Expenses

In total, the overall lease operating expenses decreased approximately $0.3 million or 24% for the current period as compared to the prior period.  Included in the total number was a significant decrease in workovers of approximately $0.2 million or 38% when comparing the current quarter to the prior year period.  Over the past year, the Company has maintained a concerted effort to keep lease operating expenses at lower levels by improving operating efficiencies and cost reductions.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased for the current period as compared to the prior year period by approximately $0.3 million primarily related to a decrease in production of 7,072 Boe compared to the previous period.  As noted above, the production decrease was primarily due to three of the Company’s top producing wells being shut-in during the reporting period and drilling and lateral programs with higher front-end production when compared to the prior period.

General and Administrative (G&A) Expenses and Share-Based Compensation

During the current period, the Company had experienced a decline in G&A expenses of approximately $0.5 million when compared to the prior year’s period.  However, the Company incurred approximately $0.3 million in additional G&A expenses during the current period as a result of one-time legal expenses, investment banking fees and other transaction costs pursuant to certain strategic alternatives that have since been abandoned.  The approximately $0.2 million decrease in G&A plus a 60% reduction in the issuance of Share-Based Compensation grants resulted in an approximately $0.3 million decrease in the total G&A Expense when comparing the current period to the prior period.

Interest Expense

Interest expense for the six months ended September 30, 2014 consisted of cash interest payments, amortization of discounts and deferred financing costs of approximately $0.7 million made in relation to the Letter Loan issued in August 2013 and amended in April 2014 (see “Note 6. Notes Payable”, to the financial statements included in Part I, Item 1 of this report).  When compared to the same period a year ago, which primarily related to incurred interest expenses of approximately $0.6 million on the Letter Loan and notes issued in April 2013 and May 2013, there was an increase of approximately $0.1 million.  The notes issued in April 2013 and May 2013 and corresponding interest were paid in full in August 2013.

Other Expense (Income), Net

Other Expense (Income) for the six months ended September 30, 2014, primarily consisted of approximately $80,000 in financing fees offset by approximately $12,000 in accounts payable settlements in the current period compared to approximately $73,000 in financing fees offset by approximately $101,000 in accounts payable settlements in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of cash for Lucas during the six months ended September 30, 2014 were funds generated from sales of crude oil, borrowings and funds raised through the sale of common stock.  The primary uses of cash were funds used in operations and repayment of other borrowings.

Working Capital

At September 30, 2014, the Company’s Total Current Liabilities of $9.8 million exceeded its Total Current Assets of $1.1 million, resulting in a working capital deficit of $8.7 million.  At March 31, 2014, the Company’s total current liabilities of $4.6 million exceeded its total current assets of $1.6 million, resulting in a working capital deficit of $3.0 million.  The $5.7 million increase in the working capital deficit is primarily related to approximately $5.5 million of the long-term portion of the Company’s Note Payable becoming current and a $0.2 million reduction in cash due to the payment of expenses with funds raised through the sale of equity and the amended loan agreement described below.

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

The Company is working to complete a financing transaction to borrow funds to provide capital to repay the Letter Loan and to finance the general corporate purposes of the Company and hopes to finalize a transaction shortly after the filing of this report, of which there is no assurance.  Moving forward, the Company requires approximately $10 million of additional funding when requested to participate in the drilling activities contemplated by the August 2014 participation agreement with Oak Valley Resources, LLC ("OVR") (see "Note 4. Property and Equipment", of the financial statements above), and an additional approximately $700,000 to pay interest and make amortization payments on the Letter Loan (see "Note 6. Note Payable", of the financial statements above) over the next approximately two months, and will require additional funding for additional drilling and workover activities on existing properties, if and when approved by the Board of Directors.  Due to the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to drill additional wells or acquire additional operating properties, we believe that our revenues will continue to decline over time.  Furthermore, in the event we are unable to raise additional funding in the future, we will not be able to participate with OVR in the drilling of planned additional wells, will not be able to complete other drilling and/or workover activities, and may not be able to make required payments on our outstanding liabilities, including the Letter Loan.  As such, in the event we do not raise additional funding in the future, we may be forced to scale back our business plan, sell assets to satisfy outstanding debts or take other remedial steps.

Cash Flows

	Six Months Ended September 30,
	2014	2013
Cash flows used in operating activities	(1,083,161)	(2,317,160)
Cash flows used in investing activities	(873,425)	(2.981,135)
Cash flows provided by financing activities	1,740,616	9,027,735
Net increase (decrease) in cash	(215,970)	3,729,440

Net cash used in operating activities was approximately $1.1 million for the six months ended September 30, 2014 as compared to $2.3 million for the same period a year ago.  The decrease in net cash used in operating activities of $1.2 million was due primarily to paying down all of the approximately $1.4 million in outstanding advances to working interest owners via a legal settlement in the prior year compared to a $0.2 million net loss increase in the current period.

Net cash used in investing activities was approximately $0.9 million for the six months ended September 30, 2014 as compared to net cash used in investing activities of $3.0 million for the same period a year ago.  The decrease in net cash used in investing activities was primarily due to a $1.6 million reduction of additions to oil and gas properties in the current period when compared to the prior period offset by $0.5 million in proceeds from the sale of oil and gas properties that occurred in the current period.

Net cash provided by financing activities was approximately $1.7 million for the six months ended September 30, 2014 as compared to net cash provided by financing activities of $9.0 million for the same period a year ago.  The decrease in net cash provided by financing activities was primarily related to approximately $5.8 million of net proceeds from the sale of debt and related financing costs and changes to restricted cash in the prior period when compared to no debt sales in the current period.  Also, there was approximately $1.5 million of additional net proceeds associated with the issuance of common stock in the prior period when compared to the net proceeds associated with the issuance of common stock in the current period.

Financing

On April 21, 2014, the Company closed a registered direct offering of $2,000,000 (approximately $1.8 million net, after deducting commissions and other expenses) of securities, representing 3,333,332 units, each consisting of one share of common stock and 0.50 of one warrant to purchase one share of common stock at an exercise price of $1.00 per share to certain institutional investors (see “Note 7. Stockholders’ Equity”, to the financial statements included in Part I, Item 1 of this report).  The Company used the funds raised in the offering to pay expenses related to lease operating, workover activities and for general corporate purposes, including general and administrative expenses.

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

As noted above, the Company is working to complete a financing transaction to borrow funds to provide capital to repay the Letter Loan and to finance the general corporate purposes of the Company and hopes to finalize a transaction shortly after the filing of this report, of which there is no assurance.

Lucas plans to continue to focus a substantial portion of its capital expenditures in various known prolific and productive geological formations, including the Austin Chalk and Eagle Ford formations, primarily in Gonzales, Karnes, and Wilson counties south of the city of San Antonio, Texas.  Lucas expects capital expenditures to be greater than cash flow from operating activities for the remainder of the 2015 fiscal year and into fiscal 2016.  To cover the anticipated shortfall, our business plan includes establishing a reserve-based line of credit, initiating bank or private borrowings, and/or issuing equity or debt offerings similar to the above; provided that the Company is also actively reviewing a number of opportunities for strategic partnership, acquisitions and mergers with a focus on development of reserves, increasing revenue and improving shareholder value as discussed above.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We do not engage in commodity price hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures. The Company’s management, including the Chief Executive Officer and Principal Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer (our principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

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

On February 28, 2014, we received notice from the NYSE MKT, indicating we were below certain of the NYSE MKT’s continued listing standards related to our existing financial resources or financial condition as set forth in Part 10 of the NYSE MKT Company Guide.  We were afforded the opportunity to submit a plan of compliance to the NYSE MKT, and on March 14, 2014, we submitted our plan to the NYSE MKT.  On March 31, 2014, the NYSE MKT notified us that it had accepted our plan of compliance and granted us a conditional extension until April 14, 2014, which was subsequently extended until July 31, 2014, and again until October 31, 2014, and again until December 4, 2014, by which date the Company is required to regain compliance with Section 1003(a) (iv) of the NYSE MKT Company Guide and/or demonstrate adequate progress to that end.   If the NYSE MKT determines that we are not making sufficient progress consistent with our prior plan or that we remain in non-compliance with the continued listing standards, it could institute proceedings to delist us from the NYSE MKT.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In October 2014, the holder of our Series A Convertible Preferred Stock converted 1,500 shares of such Series A Convertible Preferred Stock into 1,500,000 shares of our common stock.  The remaining 500 outstanding shares of Series A Convertible Preferred Stock, if fully converted, would convert into 500,000 shares of our common stock.

We claim an exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended for the above conversion as the securities were exchanged by the Company with its existing security holder exclusively in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

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

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

On November 13, 2014, the NYSE MKT (the "Exchange") which previously accepted the Company's plan of compliance dated March 28, 2014, and granted the Company until April 14, 2014, which date was subsequently extended until July 31, 2014 and then again until October 31, 2014, to regain compliance under its plan of compliance with Section 1003(a)(iv) of the Exhange's Company Guide (which continued listing standards the Company is not currently in compliance with), extended the date the Company is required to regain compliance to December 4, 2014.  Based on information provided by the Company, the Exchange has determined that, in accordance with Section 1009 of the Company Guide, the Company has made a reasonable demonstration of its ability to regain compliance by the end of the extended period.  Therefore, at this time, the Exchange is prepared to continue the listing of the Company subject to certain conditions.  The Company will be subject to periodic review by Exchange Staff during the extension period.  Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the NYSE MKT.

Effective October 10, 2014, Ken Daraie, W. Andrew Krusen, Jr. and Ryan J. Morris each resigned as members of the Board of Directors (the "Board") of the Company. Mr. Daraie served as the Chairman of the Board, Chairman of the Audit Committee, Member of the Compensation Committee and Member of the Nominating and Corporate Governance Committee at the time of his resignation. Mr. Krusen served as Chairman of the Compensation Committee at the time of his resignation. Mr. Morris served as Chairman of the Compensation and Nominating Committee and a Member of the Compensation Committee at the time of his resignation. Neither Mr. Daraie, Mr. Krusen nor Mr. Morris, resigned from the Board in connection with a disagreement with the Company.

As a result of the resignations, the Board of Directors of the Company currently consists of Anthony C. Schnur (also the Chief Executive Officer and Interim Chief Financial Officer), J. Fred Hofheinz and Fred S. Zeidman. Mr. Hofheinz and Mr. Zeidman are considered independent directors under applicable rules.

Effective in connection with the resignations above, Fred S. Zeidman was appointed to the Nominating and Corporate Governance Committee of the Board, joining J. Fred Hofheinz on such committee, and J. Fred Hofheinz was appointed to the Compensation Committee of the Board, joining Fred S. Zeidman on such committee. Mr. Zeidman was also appointed as the Chairman of the Audit Committee. Mr. Zeidman is financially sophisticated and qualifies as an audit committee financial expert under applicable rules.  The Board intends to conduct a search to fill the vacancies created by the resignations described above.

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
Date: November 14, 2014

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

* Exhibits filed herewith.

** Exhibits furnished herewith.

*** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets – September 30, 2014 and March 31, 2014, (ii) the Condensed Consolidated Statements of Operations - Three and Six Months Ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows - Six Months Ended September 30, 2014 and 2013; and (iv) Notes to Condensed Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.