Form 10-Q
period 2014-12-31
LUCAS ENERGY, INC.
filed 2015-02-17
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2014
[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	35,020,515 (as of February 11, 2015)

LUCAS ENERGY, INC.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Balance Sheets as of December 31, 2014 and March 31, 2014	3

	Condensed Statements of Operations for the three months ended December 31, 2014 and 2013 and nine months ended December 31, 2014 and 2013	4

	Condensed Statements of Cash Flows for the nine months ended December 31, 2014 and 2013	5

	Notes to the Condensed Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	26

ITEM 4.	Controls and Procedures	26

SIGNATURES	32

EXHIBIT INDEX	33

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LUCAS ENERGY, INC.
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2014	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$266,330	$522,155
Accounts Receivable	344,349	609,097
Inventories	188,220	112,677
Other Current Assets	128,391	342,787
Total Current Assets	927,290	1,586,716

Property and Equipment
Oil and Gas Properties (Full Cost Method)	49,522,406	49,554,069
Other Property and Equipment	422,249	444,924
Total Property and Equipment	49,944,655	49,998,993
Accumulated Depletion, Depreciation and Amortization	(12,308,510)	(11,190,505)
Total Property and Equipment, Net	37,636,145	38,808,488
Other Assets	194,680	343,273
Total Assets	$38,758,115	$40,738,477

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,841,249	$2,554,977
Common Stock Payable	7,577	11,250
Accrued Expenses	238,575	286,629
Current Portion of Long-Term Notes Payable	7,021,646	1,793,367
Total Current Liabilities	10,109,047	4,646,223

Asset Retirement Obligation	1,005,520	978,430
Long-Term Notes Payable, net of current portion	-	5,430,144
Commitments and Contingencies (see Note 10)

Stockholders' Equity
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par,
500 Shares Issued and Outstanding as of December 31, 2014 and 2,000 Shares Issued and Outstanding as of March 31, 2014, respectively	773,900	3,095,600
Common Stock, 100,000,000 Shares Authorized of $0.001 Par,
34,995,563 Shares Issued and 34,958,663 Outstanding Shares
at December 31, 2014 and 30,018,081 Issued and 29,981,181
Outstanding Shares at March 31, 2014, respectively	34,995	30,018
Additional Paid in Capital	57,322,003	52,995,987
Accumulated Deficit	(30,438,191)	(26,388,766)
Common Stock Held in Treasury, 36,900 Shares, at Cost	(49,159)	(49,159)
Total Stockholders' Equity	27,643,548	29,683,680

Total Liabilities and Stockholders' Equity	$38,758,115	$40,738,477

The accompanying notes are an integral part of these condensed financial statements.

LUCAS ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Operating Revenues
Crude Oil	$682,803	$1,360,131	$2,617,668	$4,070,060
Natural Gas	-	-	-	-
Total Revenues	$682,803	$1,360,131	$2,617,668	$4,070,060
Operating Expenses
Lease Operating Expenses	335,390	553,678	1,242,021	1,741,664
Severance and Property Taxes	81,611	69,545	230,871	220,225
Depreciation, Depletion,
Amortization, and Accretion	388,220	601,950	1,203,700	1,700,962
General and Administrative	747,963	951,332	2,747,168	3,206,589
Total Expenses	1,553,184	2,176,505	5,423,760	6,869,440
Operating Loss	$(870,381)	$(816,374)	$(2,806,092)	$(2,799,380)

Other Expense (Income)
Interest Expense	335,285	304,592	1,066,540	855,119
Other Expense (Income), Net	100,998	9,968	163,293	(20,268)
Total Other Expenses	436,283	314,560	1,229,833	834,851

Loss Before Income Taxes	$(1,306,664)	$(1,130,934)	$(4,035,925)	$(3,634,231)
Income Tax Expense	-	-	13,500	-
Net Loss	$(1,306,664)	$(1,130,934)	$(4,049,425)	$(3,634,231)

Net Loss Per Share
Basic and Diluted	$(0.04)	$(0.04)	$(0.12)	$(0.13)
Weighted Average Shares Outstanding
Basic and Diluted	34,651,086	29,961,338	33,047,634	28,133,842

The accompanying notes are an integral part of these condensed financial statements.

LUCAS ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited
	Nine Months Ended
	December 31,
	2014	2013
Cash Flows from Operating Activities
Net Loss	$(4,049,425)	$(3,634,231)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	1,203,700	1,700,962
Share-Based Compensation	159,952	365,608
Amortization of Discount on Notes	47,988	191,161
Amortization of Deferred Financing Costs	228,463	160,687
Settlement of Debt	(19,554)	(104,993)
Gain on Sale of Property and Equipment	(1,722)	(1,000)
Changes in Components of Working Capital and Other Assets
Accounts Receivable	264,748	131,150
Inventories	(75,543)	(48,047)
Other Current Assets	214,396	(95,935)
Accounts Payable, Accrued Expenses and Interest Payable	858,222	(606,773)
Advances from Working Interest Owners	-	(1,384,085)
Net Cash Used in Operating Activities	(1,168,775)	(3,325,496)

Investing Cash Flows
Additions of Oil and Gas Properties	(1,881,638)	(5,106,804)
Proceeds from Sale of Oil and Gas Properties	1,272,296	-
Additions of Other Property and Equipment	(324)	(146,370)
Proceeds from Sale of Other Property and Equipment	3,000	326,000
Net Cash Used in Investing Activities	(606,666)	(4,927,174)

Financing Cash Flows
Net Proceeds from the Sale of Common Stock	1,802,090	3,328,057
Proceeds from Issuance of Notes Payable	-	10,750,000
Change in Restricted Cash to be used in Financing Activities	-	(150,000)
Deferred Financing Costs	(32,621)	(550,322)
Repayment of Borrowings	(249,853)	(4,125,000)
Net Cash Provided by Financing Activities	1,519,616	9,252,735

Increase (Decrease) in Cash and Cash Equivalents	(255,825)	1,000,065
Cash and Cash Equivalents at Beginning of the Period	522,155	450,691
Cash and Cash Equivalents at End of the Period	$266,330	$1,450,756

The accompanying notes are an integral part of these condensed financial statements.

LUCAS ENERGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 - GENERAL

History of the Company. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006.

The accompanying unaudited interim condensed financial statements of Lucas Energy, Inc.,  ("Lucas" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lucas's annual report filed with the SEC on Form 10-K for the year ended March 31, 2014.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the condensed financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2014 as reported in the Form 10-K have been omitted.

The Company's fiscal year ends on the last day of March of the calendar year.  The Company refers to the twelve-month periods ended March 31, 2015 and 2014 as its 2015 and 2014 fiscal years, respectively.

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At December 31, 2014, the Company’s Total Current Liabilities of $10.1 million exceeded its Total Current Assets of $0.9 million, resulting in a working capital deficit of $9.2 million.  At March 31, 2014, the Company’s total current liabilities of $4.6 million exceeded its total current assets of $1.6 million, resulting in a working capital deficit of $3.0 million.  The $6.2 million increase in the working capital deficit is primarily related to approximately $5.4 million of the long-term portion of the Company’s Note Payable becoming current, a $0.26 million reduction in cash due to the payment of expenses with funds raised through the sale of equity and the amended loan agreements described below and a $0.26 million reduction in accounts receivable, as well as an additional $0.28 million in payables from working interest in non-operated wells and property taxes.

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

On November 24, 2014, and effective on November 13, 2014, the Company entered into a second amended loan agreement relating to its long-term note, which had a balance of approximately $7.1 million as of November 13, 2014.  Pursuant to the second amended long-term note, we restructured the repayment terms of the amended long-term note to defer the principal payment in the amount of $428,327 which was originally due on November 13, 2014, until December 13, 2014, as we were in the process of obtaining new financing, which new financing failed to close as a result of the subsequent precipitous decline in oil prices (see “Note 6. Notes Payable”).

On February 3, 2015, the Company executed a Letter of Intent and Term Sheet for a proposed business combination with Victory Energy Corporation (“Victory”) (see note “13 – Subsequent Events”).  Victory and the Company are also negotiating the terms of a funding agreement that is expected to provide the capital necessary for the Company to satisfy its obligations for several Eagle Ford wells, critical accounts payable and to provide the Company with necessary working capital during the period prior to the consummation of the business combination.

Moving forward, the Company anticipates requiring approximately $8.0 million of additional funding over the next several months in order to participate in the drilling activities contemplated by the August 2014 participation agreement with Earthstone Energy, Inc., formally known as Oak Valley Resources (“Earthstone”)(see "Note 4 Property and Equipment"). We also anticipate requiring additional funding of approximately $1.3 million for the current participation in the drilling of five Penn Virginia (“PVA”) wells and for any additional drilling and workover activities on existing properties.  In order to address the Company’s capital obligations over the next several months and per the executed term sheet with Victory, the Company expects that funding of these obligations will come from a variety of sources, including certain affiliates of Victory.  The Company anticipates these sources providing total funding of approximately $12 million during the business combination with Victory, with additional funding for post-closing debt reduction and expansion to exceed $8 million.  The Company expects that as part of the proposed transaction, and funding permitting, seven of the Company’s high-grade Eagle Ford wells with varying working interests will be funded and brought into production during the period from February through June of 2015, provided that certain interests in such wells and proceeds therefrom will be transferred to and/or owned by Victory or its affiliates. Based on nearby EOG Resources and Marathon Oil well production volumes, in addition to internal economic reservoir calculations, the Company anticipates that the monthly production revenue from these combined wells will exceed $1.1 million of revenue to the Company’s interest, assuming a price per barrel of oil of $50, which would bring the Company into a positive cash-flow position and add significant proved producing reserves to the combined 2015 company portfolio.

The Company failed to make the required December 13, 2014 principal payment under the terms of the Second Amended Letter Loan (see “Note 6 – Note Payable” below). Specifically, on January 26, 2015, the Company received notice from a representative of its lender that it had defaulted on a payment.  Consequently, the amount owed under the Second Amended Letter Loan of approximately $7.1 million will accrue at a default interest rate of 18% per annum.  No further action has been taken by the Company’s lender, who has waived certain required interest payments, which the Company also failed to pay, that were due in January 2015 and February 2015.  The lender has also reserved the right to enter into an amended agreement with the Company at any time or to enforce any of their other rights under the Second Amended Letter Loan as a result of such default.  Subsequently, the Company also failed to make the required January 13, 2015 and February 13, 2015 principal payments under the terms of the Second Amended Letter Loan.

Due to the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to drill additional wells and develop our proved undeveloped reserves (PUDs) or acquire additional operating properties, we believe that our revenues will continue to decline over time.  Furthermore, in the event we are unable to raise additional funding in the future, we will not be able to participate with Earthstone in the drilling of planned additional wells, will not be able to complete other drilling and/or workover activities, and may not be able to make required payments on our outstanding liabilities, including the Second Amended Letter Loan, and in fact as described above, have not been able to make certain of such payments to date.  As such, in the event we do not raise additional funding in the future, we may be forced to scale back our business plan, sell assets to satisfy outstanding debts or take other remedial steps.

These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months. The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its 2014 Annual Report.  There have been no changes to the Company’s significant accounting policies since March 31, 2014.

NOTE 4 – PROPERTY AND EQUIPMENT

Oil and Gas Properties

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.  Properties not subject to amortization consist of acquisition, exploration and development costs, which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization.  Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $36.20 per barrel of oil equivalent (“BOE”) for the three months ended December 31, 2014, and was $38.11 per BOE for the three months ended December 31, 2013.  Amortization expense calculated per equivalent physical unit of production amounted to $36.28 per BOE for the nine months ended December 31, 2014, and was $37.14 per BOE for the nine months ended December 31, 2013.

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. The price used in the ceiling test is the simple average first of the month price for the prior 12 months.  If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of December 31, 2014, no impairment of oil and gas properties was indicated.

All of Lucas's oil and gas properties are located in the United States.  Below are the components of Lucas's oil and gas properties recorded at:

	December 31,	March 31,
	2014	2014
Proved leasehold costs	$10,942,198	$11,354,136
Costs of wells and development	37,862,871	37,447,018
Capitalized asset retirement costs	717,337	752,915
Total oil and gas properties	49,522,406	49,554,069
Accumulated depreciation and depletion	(12,058,355)	(10,991,064)
Net capitalized costs	$37,464,051	$38,563,005

On August 26, 2014, the Company signed a binding participation agreement with Earthstone Energy, Inc., formally known as Oak Valley Resources LLC (“Earthstone”), to jointly develop the Company's Karnes County, Texas acreage in the Eagle Ford shale formation.  At closing on August 31, 2014, Lucas received $444,285 for a 50% working interest on approximately 400 acres.  Earthstone will manage the drilling of the wells and each company will bear 50% of the drilling and completion costs.  Once the wells are on production and initial oil sales begin, all revenues and operating costs will also be split between the parties on a 50% basis each.  The first well was expected to be spudded in early January 2015; however, due to the recent and significant decline in oil prices and rig scheduling, the first well is now expected to be spudded some time during our fiscal year 2016 first quarter.  The joint venture expects to drill a minimum of two wells on the property.  On September 2, 2014, Lucas obtained a new lease and was able to increase its Eagle Ford shale working interest share in certain Gonzales County, Texas properties from 15% to 100%.  As a result, we capitalized approximately $228,000 in leasehold costs.

On October 10, 2014, the Company completed the sale of its 100% working interest in oil and gas leases and wells/wellbores in Madison County, Texas for $700,000.  The cash transaction included approximately 450 net mineral acres primarily in the Buda and Glen Rose formations.  Management determined this acreage to be non-core and has utilized the proceeds to purchase leaseholds in Gonzales County, Texas in addition to debt service and for general corporate purposes.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the retirement of oil and gas property and equipment for the nine-month period ended December 31, 2014.  Lucas does not have short-term asset retirement obligations as of December 31, 2014.

Carrying amount at beginning of period - March 31, 2014	$978,430
Accretion	63,973
Reduction for sale of oil and gas property	(36,883)
Carrying amount at end of period - December 31, 2014	$1,005,520

NOTE 6 – NOTE PAYABLE

Effective on August 13, 2013, Lucas entered into a Letter Loan Agreement with Louise H. Rogers (the “Letter Loan”).  In connection with the Letter Loan and a Promissory Note entered into in connection therewith, Ms. Rogers loaned the Company $7.5 million (the “Loan”).  The Loan accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default), can be prepaid by Lucas at any time without penalty after November 13, 2013 and is due and payable on August 13, 2015, provided that $75,000 in interest only payments were due on the Loan during the first six months of the term (which were escrowed by Lucas) and beginning on March 13, 2014, Lucas was required to make monthly amortization principal payments equivalent to the sum of fifty-percent of the Loan during months seven through twenty-four of the term (which requirement has since been modified by the amendment described below).  An escrow deposit of $450,000 for the first six months interest was recorded as restricted cash within the balance sheet, with no balance outstanding on the balance sheet as of December 31, 2014.  Lucas is also required to make mandatory prepayments of the loan in the event the collateral securing the Loan does not meet certain thresholds and coverage ratios.  The repayment of the Loan is secured by a security interest in substantially all of Lucas’s assets which was evidenced by a Security Agreement and a Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing. Lucas agreed to pay a $15,000 quarterly administrative fee in connection with the Loan and grant the administrator a warrant to purchase up to 279,851 shares of Lucas’s common stock at an exercise price of $1.35 per share and a term continuing until the earlier of (a) August 13, 2018; and (b) three years after the payment in full of the Loan.  On August 16, 2013, a portion of the funds raised in connection with the Loan were used to repay $3.25 million in outstanding notes issued in April and May 2013.  The Company also capitalized approximately $480,000 in deferred financing costs in relation to expenses incurred in the execution of the Letter Loan.

The Company recorded the fair value of warrants issued in connection with the Note Payable as a discount on the Note and amortizes the discount through non-cash interest expense using the effective interest method over the term of the debt.  The fair value of the 279,851 Letter Loan warrants was recorded as a $127,963 debt discount, of which, $90,644 has been amortized as of December 31, 2014.

Effective on April 29, 2014, the Company entered into an Amended Letter Loan Agreement (the “Amended Letter Loan”) and Amended and Restated Promissory Note (the “Amended Note”), each effective March 14, 2014, in connection with the Letter Loan.  Pursuant to the Amended Letter Loan and Amended Note, we restructured the repayment terms of the original Letter Loan and Promissory Note to defer monthly amortizing principal payments which began on March 13, 2014, during the period from April 13, 2014 through September 13, 2014, during which six month period interest on the Amended Note accrued at 15% per annum (compared to 12% per annum under the terms of the original Promissory Note). Beginning on October 13, 2014, the interest rate of the Amended Note returned to 12% per annum and we were required to pay the monthly amortization payments in accordance with the original repayment schedule (which total approximately $205,000 to $226,000, depending on the due date), as well as additional principal amortization payments of approximately $266,000 every three months (beginning October 13, 2014, and ending on July 13, 2015) until maturity, with approximately $3.87 million due on maturity, which maturity date remained August 13, 2015. Additionally, we agreed to pay all legal expenses of the lender related to the amendments and agreed to (i) pay $25,000 and (ii) issue 75,000 shares of restricted common stock, to Robertson Global Credit, LLC (“Robertson”), the administrator of the Loan, as additional consideration for the modifications. Should we opt to prepay the Amended Note prior to the maturity date, we are required to pay an exit fee equal to the advisory fees of approximately $15,000 per quarter that would have been due, had the note remained outstanding through maturity.

The Company capitalized approximately $80,000 in additional deferred financing costs in relation to expenses incurred in connection with the execution of the Amended Letter Loan.  Together, with the initial Letter Loan and the Amended Letter Loan, the Company has paid approximately $1.3 million in cash interest and amortized approximately $380,000 in deferred financing cost as of December 31, 2014.

On November 24, 2014, and effective on November 13, 2014, the Company entered into a Second Amended Letter Loan Agreement (the “Second Amended Letter Loan”) and Second Amended and Restated Promissory Note (the “Second Amended Note”), in connection with the Letter Loan and the Amended Letter Loan.  Pursuant to the Second Amended Letter Loan and Second Amended Note, we restructured the repayment terms of the Amended Letter Loan and Amended Note to defer the principal payment in the amount of $428,327 which was originally due on November 13, 2014, until December 13, 2014, as we were in the process of obtaining new financing, which new financing failed to close as a result of the subsequent precipitous decline in oil prices.  Additionally, the Second Amended Letter Loan and Second Amended Note provides that (a) amounts outstanding under the Second Amended Note will accrue interest at the rate of 15% per annum and (b) additional principal amortization payments of approximately $266,000 are due every three months (beginning January 13, 2015, and ending on July 13, 2015) until maturity, with approximately $3.87 million due on maturity, which maturity date remained August 13, 2015.  Additionally, we agreed to pay all legal expenses of the lender related to the amendments and agreed to pay $15,000 to Robertson Global Credit, LLC (“Robertson”), the administrator of the Loan, as additional consideration for the modifications.

We failed to make the required December 13, 2014 principal payment under the terms of the Second Amended Letter Loan.  Specifically, on January 26, 2015, we received notice from a representative of Ms. Rogers that we had defaulted on a payment.  Consequently, the amount owed under the Second Amended Letter Loan and Second Amended Note of approximately $7.1 million will accrue at a default interest rate of 18% per annum.  No further action has been taken by Ms. Rogers to date, who has waived required interest payments, which we also failed to pay, that were due in January 2015 and February 2015.  Ms. Rogers has also reserved the right to enter into an amended agreement with Lucas at any time or enforce any and all other rights under the Second Amended Letter Loan as a result of such default.  Subsequently, we also failed to make the required January 13, 2015 and February 13, 2015 principal payments under the terms of the Second Amended Letter Loan.

The Second Amended Note still has an August 31, 2015 maturity date; therefore, the outstanding balance of the Note Payable is $7,021,646 (net of the remaining $37,319 note discount) and listed as a current liability in the balance sheet as of December 31, 2014.

NOTE 7 – STOCKHOLDERS' EQUITY

Preferred Stock

As of December 31, 2014, the Company has 500 shares of Series A Convertible Preferred Stock issued and outstanding.  Each share of the Series A Convertible Preferred Stock is convertible into 1,000 shares of the Company’s common stock and has no liquidation preference and no maturity date.  Additionally, the conversion rate of the Series A Convertible Preferred Stock adjusts automatically in connection with and in proportion to any dividends payable by the Company in common stock.

Common Stock

The following summarizes Lucas's common stock activity during the nine-month period ended December 31, 2014:

		Common Shares
		Issued
	Amount (a)	Per Share	Shares	Treasury	Outstanding
Balance at March 31, 2014			30,018,081	(36,900)	29,981,181
Registered Direct Unit Offering	$1,802,090	$0.54	3,333,332	-	3,333,332
Restricted Stock Consideration	47,250	0.63	75,000	-	75,000
Preferred Stock Series A
Conversion	2,321,700	1.55	1,500,000	-	1,500,000
Share-Based Compensation	31,781	0.46	69,150	-	69,150
Balance at December 31, 2014			34,995,563	(36,900)	34,958,663

(a)	Net proceeds or fair market value on grant date, as applicable.

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

Warrants

During the nine months ended December 31, 2014, no warrants were exercised or cancelled.  As discussed above, the Company granted warrants to purchase 1,666,666 shares with an exercise price of $1.00 per share and a term of five years in connection with the sale of units in the Company’s unit offering in April 2014.  The warrants are treated as an equity instrument since the exercise price and shares are known and fixed at the date of issuance, and no other clause in the agreement requires the warrants to be treated as a liability.

The following is a summary of the Company's outstanding warrants at December 31, 2014:

Warrants		Exercise	Expiration	Intrinsic Value at
Outstanding		Price ($)	Date	December 31, 2014
2,510,506	(1)	2.86	July 4, 2016	$-
1,032,500	(2)	2.30	October 18, 2017	-
275,000	(3)	1.50	April 4, 2018	-
50,000	(4)	1.50	May 31, 2018	-
279,851	(5)	1.35	August 13, 2018	-
1,666,666	(6)	1.00	April 21, 2019	-
5,814,523				$-

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

NOTE 8 – INCOME TAXES

The Company has estimated that its effective tax rate for Federal purposes will be zero for the 2015 fiscal year and consequently, recorded no provision or benefit for income taxes for the nine months ended December 31, 2014.

The Income Tax Expense recognized by the Company in the income statement for the nine months ended December 31, 2014 relates to a Texas state franchise tax of approximately $44,500 ($31,000 of which was accrued in a prior period), and is not related to any federal income tax.  The Company was not assessed any Texas state franchise taxes in the prior year.

NOTE 9 – SHARE-BASED COMPENSATION

Lucas measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Common Stock

Lucas issued 69,150 shares of its common stock with an aggregate grant date fair value of $31,781 during the nine-month period ended December 31, 2014, which were valued based on the trading value of Lucas’s common stock on the date of grant.  The shares were awarded according to the employment agreements with certain officers and other managerial personnel.

Stock Options

Of the Company’s outstanding options, no options were exercised or forfeited during the nine months ended December 31, 2014.

The following table sets forth stock option activity for the nine-month periods ended December 31, 2014 and 2013:

	Nine Months Ended		Nine Months Ended
	December 31, 2014		December 31, 2013
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock Options	Grant Price	Stock Options	Grant Price
Outstanding at March 31	914,468	$1.39	819,668	$1.55
Granted	-	-	400,000	1.13
Expired/Cancelled	(254,168)	1.12	(305,200)	1.49
Outstanding at December 31	660,300	$1.49	914,468	$1.39

No stock options were granted during the nine months ended December 31, 2014.  Compensation expense related to stock options during the three-month and nine-month periods ended December 31, 2014 was $36,311 and $117,690, respectively.

During the quarter ended December 31, 2014, 216,668 options expired and 37,500 options were cancelled due to the resignation of Ken Daraie, W. Andrew Krusen, Jr. and Ryan J. Morris from the Board of Directors of Lucas on October 10, 2014.

Options outstanding and exercisable at December 31, 2014 and December 31, 2013 had no intrinsic value, respectively.  The intrinsic value is based upon the difference between the market price of Lucas’s common stock on the date of exercise and the grant price of the stock options.

The following tabulation summarizes the remaining terms of the options outstanding:

Exercise	Remaining	Options	Options
Price ($)	Life (Yrs.)	Outstanding	Exercisable
1.28	0.5	50,000	50,000
2.07	5.8	72,000	72,000
0.98	2.0	187,500	187,500
1.63	2.8	100,800	50,400
1.74	2.8	150,000	150,000
1.61	2.8	50,000	-
1.58	3.1	50,000	-
	Total	660,300	509,900

As of December 31, 2014, total unrecognized stock-based compensation expense related to all non-vested stock options was $113,259, which is being recognized over a weighted average period of approximately 1.8 years.

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

In addition to the 2014 Incentive Plan noted above, in prior periods, the shareholders of the Company approved the Company's 2012 and 2010 Stock Incentive Plans (together with the 2014 Incentive Plan, “the Plans”).  The Plans are intended to secure for the Company the benefits arising from ownership of the Company's common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company's future growth. The Plans provide an opportunity for any eligible employee, officer, director or consultant of the Company to receive incentive stock options, nonqualified stock options, restricted stock, stock awards and shares in performance of services. There were 1,705,017 shares available for issuance under the Plans as of December 31, 2014.

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

NOTE 11 – POSTRETIREMENT BENEFITS

Lucas maintains a matched defined contribution savings plan for its employees.  During the three-month and nine-month periods ended December 31, 2014, Lucas's total costs recognized for the savings plan were $9,126 and $33,651, respectively.  During the three-month and nine-month periods ended December 31, 2013, Lucas's total costs recognized for the savings plan were $8,051 and $23,007, respectively.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the nine-month periods ended December 31, 2014 and 2013:

	Nine Months Ended December 31,
	2014	2013
Interest	$780,556	$465,771
Income Taxes	44,500	15,000

Non-cash investing and financing activities for the nine-month periods ended December 31, 2014 and 2013 included the following:

	Nine Months Ended December 31,
	2014	2013

Accrued Capital Expenditures Included in
Accounts Payable and Accrued Liabilities	622,649	1,589,962
Discount on Note Payable	-	292,464
Issuance of Restricted Stock for Amended Loan	47,250	-
Conversion of Preferred Stock to Common Stock	2,321,700	-
Decrease in Asset Retirement Obligations	(36,883)	-

NOTE 13 – SUBSEQUENT EVENTS

On February 3, 2015, Lucas executed a Letter of Intent and Term Sheet for a proposed business combination with Victory Energy Corporation (“Victory”).  The business combination is contingent on the signing of a definitive merger agreement, which will contain customary terms and conditions, and the closing of the transactions contemplated by such agreement.  The parties expect that the business combination will involve the issuance of equity by Lucas to Victory's shareholders with no cash payment being made.  The parties also expect that upon completion of the business combination, the shareholders of Victory and Victory's partner Navitus Energy Group will own more than a majority of Lucas’s outstanding shares of common stock.

The letter of intent contains a binding exclusivity provision that requires the two companies to work toward a definitive merger agreement to the exclusion of other potential merger partners, subject to the terms thereof. Victory and Lucas are also negotiating the terms of a funding agreement that is anticipated to provide the capital necessary for Lucas to satisfy its obligations for several Eagle Ford wells, critical accounts payable and to provide Lucas with necessary working capital during the period prior to the consummation of the business combination.

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

These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements which include, among others:

•	our growth strategies;
•	anticipated trends in our business;
•	our ability to make or integrate acquisitions;
•	our ability to repay outstanding loans and satisfy our outstanding liabilities;
•	our liquidity and ability to finance our exploration, acquisition and development strategies;
•	market conditions in the oil and gas industry;
•	the timing, cost and procedure for proposed acquisitions;
•	the impact of government regulation;
•	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;
•	legal proceedings and/or the outcome of and/or negative perceptions associated therewith;
•	planned capital expenditures (including the amount and nature thereof);
•	increases in oil and gas production;
•	changes in the market price of oil and gas;
•	changes in the number of drilling rigs available;
•	the number of wells we anticipate drilling in the future;
•	estimates, plans and projections relating to acquired properties;
•	the number of potential drilling locations; and
•	our financial position, business strategy and other plans and objectives for future operations.

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “will,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

•	the possibility that our acquisitions may involve unexpected costs;
•	the volatility in commodity prices for oil and gas;
•	the accuracy of internally estimated proved reserves;
•	the presence or recoverability of estimated oil and gas reserves;
•	the ability to replace oil and gas reserves;
•	the availability and costs of drilling rigs and other oilfield services;

•	environmental risks; exploration and development risks;
•	competition;
•	the inability to realize expected value from acquisitions;
•	our ability to negotiate definitive business combination agreements and close our planned acquisition with Victory;
•	our ability to maintain the listing of our common stock on the NYSE MKT;
•	the ability of our management team to execute its plans to meet its goals; and
•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

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

At December 31, 2014, the Company had leasehold interests (working interests) in approximately 11,000 gross acres, or 10,000 net acres, which is the Company’s total net developed and undeveloped acreage as measured from the surface to the base of the Austin Chalk formation.  In deeper formations, the Company has approximately 3,300 net acres in the Eagle Ford oil window and 400 net acres in the Eaglebine, Buda and Glen Rose oil bearing formations.

At the end of December 2014, Lucas was producing an average of approximately 105 net barrels of oil equivalent per day (BOEPD) from 26 active well bores, of which 16 wells accounted for more than 90% of our production.  The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well.

We operate over 90% of our producing wells, except three wells producing from the Eagle Ford of which two wells are being operated by an affiliate of Marathon Oil Corporation, which wells we have a 15% working interest on, and one well which is being operated by Penn Virginia Corporation (PVA), of which we have a 1.48% working interest.  Late in our fiscal year 2014, PVA completed the horizontal well in the Eagleville field in Lavaca County, Texas.  During its first 24 hours, the well flowed at the rate of 1,651 barrels of oil per day (BOPD) and 1,512 thousand cubic feet per day (Mcfd), and although Lucas’s working interest is only 1.48%, we believe the well exemplifies the quality and potential of our leasehold in the Eagleford play.  Recently, we entered into agreements with PVA for participation in five additional wells with working interest ranging from 1.48% to 3.28% in the Eagleville field (see also “Note 2 – Liquidity and Going Concern Considerations” to our unaudited condensed financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above).

At March 31, 2014, Lucas Energy's total estimated net proved reserves were 5.6 million barrels of oil equivalent (BOE), of which 5.0 million barrels (BBLs) were crude oil reserves, and 3.3 billion cubic feet (BCF) were natural gas reserves. Approximately 3% of the BOE was proved producing.  As of December 31, 2014, Lucas employed 11 full-time employees.  We also utilized over six contractors on an "as-needed" basis to carry out various functions of the Company, including but not limited to field operations, land administration, corporate activity and information technology maintenance.  As of the date of this report, the Company has reduced its workforce staff to six full-time employees and three contractors.

Industry Segments

Lucas Energy's operations are all crude oil and natural gas exploration and production related.

Operations and Oil and Gas Properties

We operate in known productive areas in order to decrease geological risk.  Our holdings are located in an increased area of current industry activity in Gonzales, Wilson, Karnes, Frio and Leon counties in Texas.  We concentrate on three vertically adjoining formations in Gonzales, Wilson and Karnes counties: the Austin Chalk, Eagle Ford and Buda formations, listed in the order of increasing depth measuring from land surface. The recent development of the Eagle Ford as a high potential producing zone has heightened industry interest and success.  Lucas’s acreage position is in the oil window of the Eagle Ford trend and has approximately 10,200 gross acres in the Gonzales, Karnes and Wilson County, Texas area.

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

Our Strategic Path

During the calendar year 2014, we began to reposition the Company with a more aggressive focus on the Eagle Ford shale.  On August 26, 2014 the Company announced the signing of a binding participation agreement with Earthstone Energy, Inc., formally known as Oak Valley Resources, LLC (“Earthstone”), to jointly develop the Company's Karnes County, Texas acreage in the Eagle Ford shale formation.  This was our first planned step to create a larger entity which we anticipate enhancing shareholder value.  The Company also indicated that it was actively reviewing numerous additional strategic alternatives including strategic partnership(s), asset or corporate acquisitions, development funding and/or merger opportunities.  The Company was also scheduled to close on a corporate financing transaction on or before December 3, 2014, but the severe decline in crude oil prices delayed that process and in fact ultimately led to the transaction falling through.

Thereafter, management refocused and was pleased to announce on February 4, 2015, the entry into a Letter of Intent and Term Sheet for a proposed business combination with Victory Energy Corporation (OTCQX: VYEY) ("Victory"), a growing Permian Basin focused oil and gas company.  The business combination is contingent on the parties completing due diligence, the mutual negotiation of definitive documents, regulatory approvals and the registration of the securities to be issued to Victory shareholders in the transaction, as well as other customary closing conditions. Additionally, Victory and Lucas are negotiating the terms of a funding agreement that is anticipated to provide the capital necessary for Lucas to satisfy its obligations for several Eagle Ford wells, critical accounts payable and to provide the working capital during the period prior to the consummation of the business combination.

We believe that companies with more scale in our specific geology can spread fixed operating expenses over a larger base of production and access more favorable financing terms and ultimately resulting in higher per share valuations.  We benefit from the increasing number of wells drilled and the corresponding data available from public and governmental sources surrounding our acreage which we continually review and assess. This activity and data has defined the geographic extent of the Eagle Ford formation and we believe confirms in a number of cases the economic viability of our acreage.  In addition, leading operators have developed drilling and completion technologies that have significantly reduced production risk and decreased per unit drilling and completion costs.  We believe that our planned combination with Victory, and the associated funding associated therewith, will lead our Company to greater scale and normalized operating expenses.

We continue to benefit from having an experienced management team. Through this period of oil price uncertainty, we benefit from the proven merger and acquisition, and operating and financing, capabilities of our Chief Executive Officer, Mr. Anthony Schnur, and the rest of the Company’s management team and directors.  Mr. Schnur has over twenty years of extensive oil and gas and financial management experience.  He has developed strategic business plans, raised debt and equity capital, and provided asset management, cash flow forecasts, transaction modeling and development planning for both start-ups and special situations.  On three separate occasions, Mr. Schnur has been asked to lead work-out/turn-around initiatives in the E&P space.  Further, the Company has highly experienced personnel in its operations, reservoir analysis, land and accounting functions and believes it has brought together a professional and dedicated team to deliver value to Lucas’s shareholders.

Liquidity and Going Concern Consideration

Moving forward, the Company anticipates requiring approximately $8.0 million of additional funding over the next several months in order to participate in the drilling activities contemplated by the August 2014 participation agreement with Earthstone Energy, Inc., formally known as Oak Valley Resources (“Earthstone”) (see "Note 4 Property and Equipment" to our unaudited condensed financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above). We also anticipate requiring additional funding of approximately $1.3 million for the current participation in the drilling of five Penn Virginia (“PVA”) wells and for any additional drilling and workover activities on existing properties.  In order to address the Company’s capital obligations over the next several months and per the executed term sheet with Victory, the Company expects that funding of these obligations will come from a variety of sources, including certain affiliates of Victory.  The Company anticipates these sources providing total funding of approximately $12 million during the business combination with Victory, with additional funding for post-closing debt reduction and expansion to exceed $8 million.  The Company expects that as part of the proposed transaction, and funding permitting, seven of the Company’s high-grade Eagle Ford wells with varying working interests will be funded and brought into production during the period from February through June of 2015, provided that certain interests in such wells and proceeds therefrom will be transferred to and/or owned by Victory or its affiliates. Based on nearby EOG Resources and Marathon Oil well production volumes, in addition to internal economic reservoir calculations, the Company anticipates that the monthly production revenue from these combined wells will exceed $1.1 million of revenue to the Company’s interest, assuming a price per barrel of oil of $50, which would bring the Company into a positive cash-flow position and add significant proved producing reserves to the combined 2015 Company portfolio.

We failed to make the required December 13, 2014 principal payment under the terms of the Second Amended Letter Loan (see “Note 6 – Note Payable” to our unaudited condensed financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above).  Specifically, on January 26, 2015, we received notice from a representative of our lender that we had defaulted on a payment.  Consequently, the amount owed under the Second Amended Letter Loan of approximately $7.1 million will accrue at a default interest rate of 18% per annum.  No further action has been taken by our lender, who has waived certain required interest payments, which we also failed to pay, that were due in January 2015 and February 2015.  The lender has also reserved the right to enter into an amended agreement with Lucas at any time or to enforce any of her other rights under the Second Amended Loan Agreement as a result of such default.  Subsequently, we also failed to make the required January 13, 2015 and February 13, 2015 principal payments under the terms of the Second Amended Letter Loan.

Due to the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to drill additional wells and develop our proved undeveloped reserves (PUDs) or acquire additional operating properties, we believe that our revenues will continue to decline over time.  Furthermore, in the event we are unable to raise additional funding in the future, we will not be able to participate with Earthstone in the drilling of planned additional wells, will not be able to complete other drilling and/or workover activities, and may not be able to make required payments on our outstanding liabilities, including the Second Amended Letter Loan, and in fact as described above, have not been able to make certain of such payments to date.  As such, in the event we do not raise additional funding in the future, we may be forced to scale back our business plan, sell assets to satisfy outstanding debts or take other remedial steps.

These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months. The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three-month and nine-months periods ended December 31, 2014 and 2013 should be read in conjunction with the condensed financial statements of Lucas Energy and notes thereto included in this Quarterly Report on Form 10-Q.  As used below, the abbreviations "Bbls" stands for barrels, "NGL" stands for natural gas liquids, "Mcf" for thousand cubic feet and "Boe" for barrels of oil equivalent on the basis of six Mcf per barrel.  The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended December 31, 2014 vs. Three Months Ended December 31, 2013

We reported a net loss for the three months ended December 31, 2014 of $1.3 million, or $0.04 per share. For the same period a year ago, we reported a net loss of $1.1 million, or $0.04 per share.  As discussed in more detail below, our net loss increased by approximately $0.2 million primarily due to a decrease in sales revenue of approximately $0.7 million and an increase in other expenses of $0.1 million, offset by a decrease of approximately $0.6 million in operating expenses.

The following table sets forth the operating results and production data for the three-month periods ended December 31, 2014 and 2013. There were no reportable natural gas sales.

	Three Months Ended
	December 31,
			Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	9,668	14,541	(4,873)	(34%)

Crude Oil (Bbls per day)	105	158	(53)	(34%)

Average Sale Price:
Crude Oil ($/Bbl)	$70.63	$93.54	$(22.91)	(24%)

Net Operating Revenues:
Crude Oil	$682,803	$1,360,131	$(677,328)	(50%)

Oil and Gas Revenues

Total crude oil revenues for the three months ended December 31, 2014 decreased approximately $0.7 million, or 50%, to $0.7 million from $1.4 million for the same period a year ago due primarily to an unfavorable crude oil volume variance of $0.33 million coupled with an unfavorable crude oil price variance of $0.34 million.  The production decline can be attributed to workover drilling and lateral programs with higher front-end production in the prior reporting period coupled with production declines primarily related to interference from offset activity in the current period.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended December 31,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Direct lease operating expense	$212,807	$230,830	$(18,023)	(8%)
Workover expense	91,882	293,410	(201,528)	(69%)
Other	30,701	29,438	1,263	4%
Total Lease Operating Expenses	$335,390	$553,678	$(218,288)	(39%)
Severance and Property Taxes	81,611	69,545	12,066	17%
Depreciation, Depletion,
Amortization and Accretion	388,220	601,950	(213,730)	(36%)

General and Administrative (G&A)	$704,075	$837,964	$(133,889)	(16%)
Share-Based Compensation	43,888	113,368	(69,480)	(61%)
Total G&A Expense	$747,963	$951,332	$(203,369)	(21%)

Interest Expense	335,285	304,592	30,693	10%
Other Expense (Income), Net	100,998	9,968	91,030	913%

Lease Operating Expenses

There was a decrease in lease operating expense of approximately $0.2 million highlighted by a 69% reduction in workovers when comparing the current quarter to the prior year period.  In total, the overall lease operating expenses decreased 39% for the current period as compared to the prior period.  Over the past year, the Company has maintained a concerted effort to keep lease operating expenses at lower levels by improving operating efficiencies and cost reductions.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased for the current quarter as compared to the prior year period by approximately $0.2 million primarily related to a decrease in production of 4,873 Boe compared to the previous period.  As noted above, the production decline can be attributed to drilling and lateral programs with higher front-end production in the prior reporting period coupled with production declines primarily related to interference from offset activity in the current period.

General and Administrative (G&A) Expenses and Share-Based Compensation

G&A expenses decreased by approximately $0.2 million for the current quarter as compared to the prior year’s period primarily due to the Company’s overall focus in improving the efficiency of the daily operating activities within the Company by performing functions related to these expenses internally as opposed to engaging outside support and due to the restructuring of employee responsibilities and duties within the Company.  Share-Based compensation also decreased by approximately 61% due to a decrease in employee based stock option and compensation costs.  As a result, total G&A Expense decreased by 21% when comparing the current quarter to the prior period.

Interest Expense

Interest expense for the three months ended December 31, 2014 and December 31, 2013 consisted of cash interest payments, amortization of discounts and deferred financing costs of approximately $0.3 million made in relation to the Letter Loan issued in August 2013 and amended in April 2014 and then again in November 2014 (see “Note 6. Notes Payable” to our unaudited condensed financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above).

Other Expense (Income), Net

Other Expense (Income) for the three months ended December 31, 2014, primarily consisted of approximately $0.1 million in financing and settlement fees compared to the prior year period which primarily consisted of $15,000 in financing fees offset by $3,500 in discounts from accounts payable settlements and a $1,000 gain from the sale of old vehicles.

Nine Months Ended December 31, 2014 vs. Nine Months Ended December 31, 2013

We reported a net loss for the nine months ended December 31, 2014 of approximately $4.0 million, or $0.12 per share.  For the same period a year ago, we reported a net loss of approximately $3.6 million, or $0.13 per share.  Although our net revenues decreased by approximately $1.4 million when comparing the current period to the prior period, the decrease in net revenues was offset by a corresponding decrease in operating expenses of approximately $1.4 million, which resulted in no material change to net operating income when comparing the two periods.  As discussed in more detail below, our $0.4 million increase in net loss was primarily due to an approximately $0.2 million increase in interest expense and an approximately $0.2 million increase in other expenses.

The following table sets forth the operating results and production data for the nine-month periods ended December 31, 2014 and 2013. There were no reportable natural gas sales.

	Nine Months Ended
	December 31,
			Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	29,416	41,362	(11,946)	(29%)

Crude Oil (Bbls per day)	107	150	(43)	(29%)

Average Sale Price:
Crude Oil ($/Bbl)	$88.99	$98.40	$(9.41)	(10%)

Net Operating Revenues:
Crude Oil	$2,617,668	$4,070,060	$(1,452,392)	(36%)

Oil and Gas Revenues

Total crude oil revenues for the nine months ended December 31, 2014 decreased approximately $1.4 million, or 36%, to $2.6 million from $4.1 million for the same period a year ago due primarily to an unfavorable crude oil volume variance of $1.0 million coupled with an unfavorable crude oil price variance of $0.4 million.  The production decline is primarily related to two of the Company’s top producing wells being shut-in for approximately 15 days and one additional top producing well being shut-in for two months during the early part of current reporting period resulting in approximately $0.6 million less in production sales when compared to the prior period.  Additional decreases of approximately $0.4 million can be attributed to workover drilling and lateral programs with higher front-end production in the prior reporting period when compared to the current period.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Nine Months Ended December 31,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Direct lease operating expense	$685,302	$757,333	$(72,031)	(10%)
Workover expense	463,762	891,378	(427,616)	(48%)
Other	92,957	92,953	4	-
Total Lease Operating Expenses	$1,242,021	$1,741,664	$(499,643)	(29%)
Severance and Property Taxes	230,871	220,225	10,646	5%
Depreciation, Depletion,
Amortization and Accretion	1,203,700	1,700,962	(497,262)	(29%)

General and Administrative (G&A)	$2,587,216	$2,840,981	$(253,765)	(9%)
Share-Based Compensation	159,952	365,608	(205,656)	(56%)
Total G&A Expense	$2,747,168	$3,206,589	$(459,421)	(14%)

Interest Expense	1,066,540	855,119	211,421	25%
Other Expense (Income), Net	163,293	(20,268)	183,561	906%

Lease Operating Expenses

In total, the overall lease operating expenses decreased approximately $0.5 million or 29% for the current period as compared to the prior period.  Included in the total number was a significant decrease in workovers of approximately $0.4 million or 48% when comparing the current quarter to the prior year period.  Over the past year, the Company has maintained a concerted effort to keep lease operating expenses at lower levels by improving operating efficiencies and cost reductions.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased for the current period as compared to the prior year period by approximately $0.5 million primarily related to a decrease in production of 11,946 Boe compared to the previous period.  As noted above, the production decrease was primarily due to three of the Company’s top producing wells being shut-in during the reporting period and drilling and lateral programs with higher front-end production when compared to the prior period.

General and Administrative (G&A) Expenses and Share-Based Compensation

During the current period, the Company experienced a decline in G&A expenses of approximately $0.3 million when compared to the prior year’s period despite incurring additional G&A expenses during the current period for approximately $0.3 million of one-time legal expenses, investment banking fees and other transaction costs pursuant to certain strategic alternatives that have since been abandoned.  The approximately $0.3 million decrease in G&A plus a 56% reduction in share-based compensation expense which resulted in an approximately $0.5 million decrease in the total G&A expenses when comparing the current period to the prior period.

Interest Expense

Interest expense for the nine months ended December 31, 2014 consisted of cash interest payments, amortization of discounts and deferred financing costs of approximately $1.1 million made in relation to the Letter Loan issued in August 2013 and amended in April 2014 and then again in November 2014 (see “Note 6. Notes Payable” to our unaudited condensed financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above).  When compared to the same period a year ago, which primarily related to incurred interest expenses of approximately $0.9 million on the Letter Loan and notes issued in April 2013 and May 2013, there was an increase of approximately $0.2 million in interest expense.  The notes issued in April 2013 and May 2013 and corresponding interest were paid in full in August 2013.

Other Expense (Income), Net

Other Expense (Income) for the nine months ended December 31, 2014, primarily consisted of approximately $183,000 in financing and settlement fees pursuant to certain strategic alternatives that have since been abandoned offset by approximately $20,000 in accounts payable settlements in the current period compared to approximately $88,000 in financing fees offset by approximately $105,000 in discounts from accounts payable settlements, approximately $2,000 in office space rental income from our former Gonzales County office and a $1,000 gain from the sale of old vehicles from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The primary sources of cash for Lucas during the nine months ended December 31, 2014 were funds generated from sales of crude oil, asset sales and funds raised through the sale of common stock.  The primary uses of cash were funds used in operations and repayment of borrowings.

Working Capital

At December 31, 2014, the Company’s Total Current Liabilities of $10.1 million exceeded its Total Current Assets of $0.9 million, resulting in a working capital deficit of $9.2 million.  At March 31, 2014, the Company’s total current liabilities of $4.6 million exceeded its total current assets of $1.6 million, resulting in a working capital deficit of $3.0 million.  The $6.2 million increase in the working capital deficit is primarily related to approximately $5.4 million of the long-term portion of the Company’s Note Payable becoming current, a $0.26 million reduction in cash due to the payment of expenses with funds raised through the sale of equity and the amended loan agreements described below and a $0.26 million reduction in accounts receivable, as well as an additional $0.28 million in payables from working interest in non-operated wells and property taxes.

On April 21, 2014, the Company closed a registered direct offering of $2,000,000 (approximately $1.8 million net, after deducting commissions and other expenses) of securities, representing 3,333,332 units, each consisting of one share of common stock and 0.50 of one warrant to purchase one share of common stock at an exercise price of $1.00 per share to certain institutional investors (see “Note 7. Stockholders’ Equity” to our unaudited condensed financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above).  The Company used the funds raised in the offering to pay down expenses related to lease operating, workover activities and for general corporate purposes, including general and administrative expenses.

On April 29, 2014 and effective March 14, 2014, the Company entered into an amended loan agreement relating to its long-term note, which had a balance of approximately $7.3 million as of March 14, 2014.  Pursuant to the amended long-term note, we restructured the repayment terms to defer monthly amortizing principal payments which began on March 13, 2014, during the period from April 13, 2014 through September 13, 2014 (see “Note 6. Notes Payable” to our unaudited condensed financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above).

On November 24, 2014, and effective on November 13, 2014, the Company entered into a second amended loan agreement relating to its long-term note, which had a balance of approximately $7.1 million as of November 13, 2014.  Pursuant to the second amended long-term note, we restructured the repayment terms of the amended long-term note to defer the principal payment in the amount of $428,327 which was originally due on November 13, 2014, until December 13, 2014, as we were in the process of obtaining new financing, which new financing failed to close as a result of the subsequent precipitous decline in oil prices (see “Note 6. Notes Payable” to our unaudited condensed financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above).

On February 3, 2015, the Company executed a Letter of Intent and Term Sheet for a proposed business combination with Victory Energy Corporation (“Victory”) (see “Note 13 – Subsequent Events” to our unaudited condensed financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above).  Victory and the Company are also negotiating the terms of a funding agreement that is anticipated to provide the capital necessary for the Company to satisfy its obligations for several Eagle Ford wells, critical accounts payable and to provide the Company with necessary working capital during the period prior to the consummation of the business combination.

Moving forward, the Company anticipates requiring approximately $8.0 million of additional funding over the next several months in order to participate in the drilling activities contemplated by the August 2014 participation agreement with Earthstone Energy, Inc., formally known as Oak Valley Resources (“Earthstone”)(see "Note 4 Property and Equipment" to our unaudited condensed financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above). We also anticipate requiring additional funding of approximately $1.3 million for the current participation in the drilling of five Penn Virginia (“PVA”) wells and for any additional drilling and workover activities on existing properties.  In order to address the Company’s capital obligations over the next several months and per the executed term sheet with Victory, the Company expects that funding of these obligations will come from a variety of sources, including certain affiliates of Victory.  The Company anticipates these sources providing total funding of approximately $12 million during the business combination with Victory, with additional funding for post-closing debt reduction and expansion to exceed $8 million.  The Company expects that as part of the proposed transaction, and funding permitting, seven of the Company’s high-grade Eagle Ford wells with varying working interests will be funded and brought into production during the period from February through June of 2015, provided that certain interests in such wells and proceeds therefrom will be transferred to and/or owned by Victory or its affiliates. Based on nearby EOG Resources and Marathon Oil well production volumes, in addition to internal economic reservoir calculations, the Company anticipates that the monthly production revenue from these combined wells will exceed $1.1 million of revenue to the Company’s interest, assuming a price per barrel of oil of $50, which would bring the Company into a positive cash-flow position and add significant proved producing reserves to the combined 2015 company portfolio.

Cash Flows

	Nine Months Ended December 31,
	2014	2013
Cash flows used in operating activities	(1,168,775)	(3,325,496)
Cash flows used in investing activities	(606,666)	(4,927,174)
Cash flows provided by financing activities	1,519,616	9,252,735
Net increase (decrease) in cash	(255,825)	1,000,065

Net cash used in operating activities was approximately $1.2 million for the nine months ended December 31, 2014 as compared to approximately $3.3 million for the same period a year ago.  The decrease in net cash used in operating activities of approximately $2.1 million was due primarily to paying down all of the approximately $1.4 million in outstanding advances to working interest owners via a legal settlement in the prior year compared to an approximately $0.4 million increase in net loss in the current period as well as a decrease in production resulting in approximately $0.5 million less in depreciation, depletion, amortization and accretion expenses which was offset by an approximately $0.2 million increase in changes to other components of working capital.

Net cash used in investing activities was approximately $0.6 million for the nine months ended December 31, 2014 as compared to net cash used in investing activities of $4.9 million for the same period a year ago.  The decrease in net cash used in investing activities was primarily due to a $3.2 million reduction of additions to oil and gas properties and net proceeds of $1.3 million from the sale of oil and gas properties in the current period when compared to the prior period offset by approximately $0.2 million in additional net sales and additions of other property and equipment in the prior period.

Net cash provided by financing activities was approximately $1.5 million for the nine months ended December 31, 2014 as compared to net cash provided by financing activities of $9.2 million for the same period a year ago.  The decrease in net cash provided by financing activities was primarily related to approximately $5.9 million of net proceeds from the sale of debt and related financing costs and changes to restricted cash and deferred financing costs in the prior period when compared to debt repayments and deferred financing costs of approximately $0.3 million in the current period.  Also, there was approximately $1.5 million of additional net proceeds associated with the issuance of common stock in the prior period when compared to the net proceeds associated with the issuance of common stock in the current period.

Financing

On April 21, 2014, the Company closed a registered direct offering of $2,000,000 (approximately $1.8 million net, after deducting commissions and other expenses) of securities, representing 3,333,332 units, each consisting of one share of common stock and 0.50 of one warrant to purchase one share of common stock at an exercise price of $1.00 per share to certain institutional investors (see “Note 7. Stockholders’ Equity”, to our unaudited condensed financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above).  The Company used the funds raised in the offering to pay expenses related to lease operating, workover activities and for general corporate purposes, including general and administrative expenses.

On April 29, 2014 and effective March 14, 2014, the Company entered into an amended loan agreement relating to its long-term note, which had a balance of approximately $7.3 million as of March 14, 2014.  Pursuant to the amended long-term note, we restructured the repayment terms to defer monthly amortizing principal payments which began on March 13, 2014, during the period from April 13, 2014 through September 13, 2014 (see “Note 6. Notes Payable” to our unaudited condensed financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above).

On November 24, 2014, and effective on November 13, 2014, the Company entered into a second amended loan agreement relating to its long-term note, which had a balance of approximately $7.1 million as of November 13, 2014.  Pursuant to the second amended long-term note, we restructured the repayment terms of the amended long-term note to defer the principal payment in the amount of $428,327 which was originally due on November 13, 2014, until December 13, 2014, as we were in the process of obtaining new financing, which new financing failed to close as a result of the subsequent precipitous decline in oil prices (see “Note 6. Notes Payable” to our unaudited condensed financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above).

Lucas plans to continue to focus a substantial portion of its capital expenditures in various known prolific and productive geological formations, including the Austin Chalk and Eagle Ford formations, primarily in Gonzales, Karnes, and Wilson Counties south of the city of San Antonio, Texas.  Lucas expects capital expenditures to be greater than cash flow from operating activities for the remainder of the 2015 fiscal year and into fiscal 2016.  To cover the anticipated shortfall, and as noted above, the Company executed a Letter of Intent and Term Sheet in connection with a proposed business combination with Victory and is negotiating the terms of a funding agreement that is anticipated to provide the capital necessary for Lucas to satisfy its obligations for several Eagle Ford wells, critical accounts payable and to provide Lucas with necessary working capital during the period prior to the consummation of the business combination.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We do not engage in commodity price hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures. The Company’s management, including the Chief Executive Officer and Principal Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer (our principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Lucas is periodically named in legal actions arising from normal business activities. Lucas evaluates the merits of these actions and, if it determines that an unfavorable outcome is probable and can be reasonably estimated, Lucas will establish the necessary reserves.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014, filed with the Commission on June 27, 2014, except as provided below and investors should review the risks provided below and in the Form 10-K prior to making an investment in the Company.

There is no guarantee that our proposed business combination with Victory will be consummated and the failure to consummate such business combination could adversely affect our business and results of operations.

As described above, in February 2015, we entered into a letter of intent with Victory pursuant to which the parties agreed to a framework whereby Victory will merge with and into the Company.  The business combination is contingent on the parties completing due diligence, the mutual negotiation of definitive documents, regulatory approvals and the registration of the securities to be issued to Victory shareholders in the transaction, as well as other customary closing conditions.  The combination is also contingent upon us maintaining the listing of our common stock on the NYSE MKT. We and Victory may be unable to mutually agree on a definitive agreement, the results of our, or Victory’s due diligence may not be satisfactory, or, assuming we enter into a definitive agreement with Victory in the future, the conditions to closing the transaction may not be met. This transaction represents a significant business opportunity for us. If we fail to complete the transaction or the transaction is not successful, our anticipated business and results of operations could be adversely affected, we could be forced to scale back or curtail our operations or sell off our assets, and our securities could become worthless.

It is currently contemplated that Victory’s shareholders will obtain a majority of our outstanding voting securities and control of our Board of Directors in connection with the proposed combination transaction.

We currently anticipate that as a result of the proposed business combination with Victory, Victory’s shareholders will be issued a majority of our voting securities, resulting in substantial dilution to our current shareholders. We further anticipate that persons nominated or appointed by Victory will represent a majority of the members of our Board of Directors post-closing and that certain current officers of Victory will become officers of the combined company. As such, shareholders will be diluted by the combination transaction and new individuals will be in control of the management of the Company, which individuals may have different plans, goals or ideals than current management, which plans, goals or ideas, could ultimately negatively affect the Company, its prospects, shareholders and the value of its securities.

We require financing to execute our business plan, fund capital program requirements and repay our outstanding liabilities.

Victory and Lucas are negotiating the terms of a funding agreement that is anticipated to provide the capital necessary for Lucas to satisfy its obligations for several Eagle Ford wells, critical accounts payable and to provide the working capital during the period prior to the consummation of the business combination. No funding agreements or definitive terms have been agreed to as of the date of this filing and we may not be successful in obtaining financing from Victory on attractive terms, if at all. We currently have no committed source of additional cash funding as of the date of this report and are in default in connection with the payment of our obligations to our senior lender. If we are unable to raise funding in the future, we could be forced to scale back or curtail our operations or sell off our assets, and our securities could become worthless.

We currently owe significant funds under an outstanding promissory note, the repayment of which is secured by a first priority security interest in substantially all of our assets, which promissory note is currently in default.

Effective on August 13, 2013, we entered into a Letter Loan Agreement with Louise H. Rogers, amended effective April 29, 2014 and then again Effective November 13, 2014 (the “Letter Loan”). In connection with the Letter Loan and a Promissory Note entered into in connection therewith, Ms. Rogers loaned the Company $7.5 million (the “Loan“). Pursuant to the first Amended Letter Loan, interest only payments were due on the Loan during the first six months of the term and interest only payments were due during the period from April 13, 2014 through September 13, 2014 (during which six month period interest accrued at 15% per annum (compared to 12% per annum at all other times, except upon an event of default at which point the interest rate was to increase to 18% per annum)). Additionally, beginning on October 13, 2014, we were required to pay the monthly amortization payments (which total approximately $205,000 to $226,000, depending on the due date), as well as additional principal amortization payments of approximately $266,000 every three months (beginning October 13, 2014, and ending on July 13, 2015) until maturity (August 15, 2015), with approximately $3.87 million due on maturity. Pursuant to the Second Amended Letter Loan, the principal payment in the amount of $428,327 which was originally due on November 13, 2014, was extended until December 13, 2014, as we were in the process of obtaining new financing, which new financing failed to close as a result of the subsequent precipitous decline in oil prices, and the interest rate of the loan was increased to 15% per annum.

The repayment of the Loan is secured by a security interest in substantially all of our assets which was evidenced by a Security Agreement and a Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing. We failed to make the required December 13, 2014 principal payment under the terms of the Second Amended Letter Loan (see “Note 6 – Note Payable” to our unaudited condensed financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above).  Specifically, on January 26, 2015, we received notice from a representative of our lender that we had defaulted on a payment.  Consequently, the amount owed under the Second Amended Letter Loan of approximately $7.1 million will accrue at a default interest rate of 18% per annum. No further action has been taken by our lender, who has waived certain required interest payments, which we also failed to pay, that were due in January 2015 and February 2015. The lender has also reserved the right to enter into an amended agreement with Lucas at any time or to enforce any of her other rights under the Second Amended Loan Agreement as a result of such default.  Subsequently, we also failed to make the required January 13, 2015 and February 13, 2015 principal payments under the terms of the Second Amended Letter Loan.

If we fail to enter into a formal forbearance agreement, cure our defaults, negotiate a waiver of the defaults under the Second Amended Letter Loan, or restructure the Second Amended Letter Loan, our lender may exercise any and all rights and remedies available to it under the Second Amended Letter Loan, promissory note and deed of trust, including demanding immediate repayment of all amounts then outstanding or initiating foreclosure proceedings against us. As the Second Amended Letter Loan is secured by substantially all of our assets, there is a risk that if the lender were to request the immediate repayment of the amounts currently outstanding and we did not have, and could not timely raise, funds to repay such obligations, that the lender (or where applicable, its agent) could foreclose on our assets which could cause us to significantly curtail or cease operations.

Due to the above, the lender can elect to declare all amounts outstanding under the Second Amended Letter Loan, including accrued interest or other obligations, to be immediately due and payable. If amounts outstanding under such Second Amended Letter Loan were to be accelerated, our assets might not be sufficient to repay in full that indebtedness and our other indebtedness and we may not be able to raise funds from alternative sources to repay such obligations on favorable terms, on a timely basis, or at all. As such, the value of our securities may decline in value or become worthless in the event our lender accelerates the repayment of our outstanding obligations under the Second Amended Letter Loan, which as described above, is in default as of the filing of this report. Additionally, such defaults may harm our credit rating and our ability to obtain additional financing on acceptable terms.

If we are unable to regain compliance with NYSE MKT continued listing standards, our common stock may be delisted from the NYSE MKT equities market, which would likely cause the liquidity and market price of our common stock to decline.

Our common stock currently is listed on the NYSE MKT. The NYSE MKT will consider suspending dealings in, or delisting, securities of an issuer that does not meet its continued listing standards. If we cannot meet the NYSE MKT continued listing requirements, the NYSE MKT may delist our common stock, which could have an adverse impact on us and the liquidity and market price of our stock, and could also prevent us from completing the planned business combination with Victory.

On February 28, 2014, we received notice from the NYSE MKT, indicating we were below certain of the NYSE MKT’s continued listing standards related to our existing financial resources or financial condition as set forth in Part 10 of the NYSE MKT Company Guide.  We were afforded the opportunity to submit a plan of compliance to the NYSE MKT, and on March 14, 2014, we submitted our plan to the NYSE MKT.  On March 31, 2014, the NYSE MKT notified us that it had accepted our plan of compliance and granted us a conditional extension until April 14, 2014, which was subsequently extended until July 31, 2014, and again until October 31, 2014, and again until December 4, 2014, January 31, 2015, and again until March 31, 2015, by which date the Company is required to regain compliance with Section 1003(a) (iv) of the NYSE MKT Company Guide and/or demonstrate adequate progress to that end.   If the NYSE MKT determines that we are not making sufficient progress consistent with our prior plan or that we remain in non-compliance with the continued listing standards, it could institute proceedings to delist us from the NYSE MKT.

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

If we are unable to satisfy the NYSE MKT criteria for continued listing and are unable to regain compliance during any applicable cure periods, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing. In addition, delisting from the NYSE MKT might negatively impact our reputation and, as a consequence, our business.  Additionally, if we were delisted from the NYSE MKT and are not able to list our common stock on another national exchange we will no longer be eligible to use Form S-3 registration statements and will instead be required to file a Form S-1 registration statement for any primary or secondary offerings of our common stock, which would delay our ability to raise funds in the future, may limit the type of offerings of common stock we could undertake, and would increase the expenses of any offering, as, among other things, registration statements on Form S-1 are subject to SEC review and comments whereas take downs pursuant to a previously filed Form S-3 are not.  Finally, delisting from the NYSE MKT will likely prohibit us from moving forward with our planned business combination with Victory.

If we are delisted from the NYSE MKT, your ability to sell your shares of our common stock would also be limited by the penny stock restrictions, which could further limit the marketability of your shares.

If our common stock is delisted, it would come within the definition of “penny stock” as defined in the Exchange Act and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

We face risks associated with the integration of the business, assets and operations of Victory, assuming we formalize a definitive combination agreement and are able to consummate such combination transaction.

Assuming the closing of the planned combination transaction with Victory, we may not be able to successfully integrate the business, assets and operations of Victory, or Victory’s employees into our operations and such transaction may not positively affect our operations and cash flow. Transactions such as the one proposed with Victory involve numerous risks, including difficulties in the assimilation of the acquired businesses. The consolidation of our operations with the operations of Victory, including the consolidation of systems, procedures, personnel and facilities and the achievement of anticipated cost savings, economies of scale and other business efficiencies presents significant challenges to our management. The transaction with Victory and/or our failure to successfully integrate acquired operations could have an adverse effect on our liquidity, financial condition and results of operations.

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

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We failed to make the required December 13, 2014 principal payment under the terms of the Second Amended Letter Loan (see “Note 6 – Note Payable” to our unaudited condensed financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above).  Specifically, on January 26, 2015, we received notice from a representative of our lender that we had defaulted on a payment.  Consequently, the amount owed under the Second Amended Letter Loan of approximately $7.1 million will accrue at a default interest rate of 18% per annum.  No further action has been taken by our lender, who has waived certain required interest payments, which we also failed to pay, that were due in January 2015 and February 2015.  The lender has also reserved the right to enter into an amended agreement with Lucas at any time or to enforce any of her other rights under the Second Amended Loan Agreement as a result of such default.  Subsequently, we also failed to make the required January 13, 2015 and February 13, 2015 principal payments under the terms of the Second Amended Letter Loan.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

On November 24, 2014, and effective on November 13, 2014, the Company entered into a Second Amended Letter Loan Agreement (the “Second Amended Letter Loan”) and Second Amended and Restated Promissory Note (the “Second Amended Note”), in connection with the Letter Loan and the Amended Letter Loan.  Pursuant to the Second Amended Letter Loan and Second Amended Note, we restructured the repayment terms of the Amended Letter Loan and Amended Note to defer the principal payment in the amount of $428,327 which was originally due on November 13, 2014, until December 13, 2014, as we were in the process of obtaining new financing, which new financing failed to close as a result of the subsequent precipitous decline in oil prices.  Additionally, the Second Amended Letter Loan and Second Amended Note provides that (a) amounts outstanding under the Second Amendment Note will accrue interest at the rate of 15% per annum and (b) additional principal amortization payments of approximately $266,000 are due every three months (beginning January 13, 2015, and ending on July 13, 2015) until maturity, with approximately $3.87 million due on maturity, which maturity date remained August 13, 2015.  Additionally, we agreed to pay all legal expenses of the lender related to the amendments and agreed to pay $15,000 to Robertson Global Credit, LLC (“Robertson”), the administrator of the Loan, as additional consideration for the modifications.

On February 17, 2015, the Company issued a press release discussing the Company's results of operations for the three and nine months ended December 31, 2014.  A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q.

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
(Registrant)

/s/ Anthony C. Schnur
Anthony C. Schnur
Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)
Date: February 17, 2015

EXHIBIT INDEX

Exhibit No.	Description

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

10.10*	Second Amended Letter Loan Agreement (Louise H. Rogers)(November 13, 2014)

10.11*	Second Amended and Restated Promissory Note ($7,058,964.65)(Louise H. Rogers)(November 13, 2014)

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer.

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer.

99.1**	Press Release Dated February 17, 2015

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Schema Document.

***101.CAL	XBRL Calculation Linkbase Document.

***101.LAB	XBRL Label Linkbase Document.

***101.PRE	XBRL Presentation Linkbase Document.

* Exhibits filed herewith.

** Exhibits furnished herewith.

*** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Condensed Balance Sheets – December 31, 2014 and March 31, 2014, (ii) the Condensed Statements of Operations - Three and Nine Months Ended December 31, 2014 and 2013, (iii) the Condensed Statements of Cash Flows - Nine Months Ended December 31, 2014 and 2013; and (iv) Notes to Condensed Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.