Form 10-K
period 2015-03-31
LUCAS ENERGY, INC.
filed 2015-07-14
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2015
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
Registrant’s telephone number, including area code: 713-528-1881
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock aggregate market value held by non-affiliates as of the registrant’s most recently completed second fiscal quarter, September 30, 2014: $10,516,325.

There were 36,354,973 shares of the registrant’s common stock outstanding as of July 14, 2015, which number does not take into account the 1:25 reverse stock split anticipated to take effect on July 15, 2015.

Documents incorporated by reference: none.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements are generally located in the material set forth under the headings “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, and “Properties”, but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements which include, among others,

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

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Investors,” “SEC Filings” page of our website at www.lucasenergy.com. Information on our website is not part of this report, and we do not desire to incorporate by reference such information herein. You may also read and copy any documents we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You can also obtain copies of the documents upon the payment of a duplicating fee to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us. Our SEC filings are also available to the public from the SEC's website at http://www.sec.gov. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this report.

PART I

ITEM 1. BUSINESS.

General

Lucas Energy, Inc., a Nevada corporation, is an independent oil and natural gas company based in Houston, Texas with a field office in Gonzales, Texas. Lucas Energy, Inc. (herein the “Company,” “Lucas,” “Lucas Energy,” or “we”) is engaged in the acquisition and development of crude oil and natural gas from various known productive geological formations, including the Austin Chalk and Eagle Ford formations, primarily in Gonzales, Wilson and Karnes Counties, south of the city of San Antonio, Texas; and the Eaglebine, Buda, and Glen Rose formations in Leon County north, of the city of Houston, Texas. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006.

Our primary value drivers are our Eagle Ford Shale reserves which must be developed to unlock our full potential. In November 2014, we indicated that we were in the process of securing funding for development of acreage and other corporate purposes, which we anticipated obtaining through a new loan facility which was scheduled to close on December 3, 2014. The new loan was to be for the purpose of retiring our then existing debt and participating in the drilling of the first two of four planned Eagle Ford wells in Karnes County, Texas. The decline in worldwide oil prices beginning with the November 2014 drop to $69 per barrel of oil caused our prospective lender to withdraw from the transaction and as a result we were unable to obtain any additional funding for the development of our properties.

On February 6, 2015, we announced a proposed business combination with Victory Energy Corporation (OTCQX: VYEY) (“Victory”). As part of this proposed transaction, on February 26, 2015, we entered into (a) the Pre-Merger Collaboration Agreement (the “Collaboration Agreement”) by and between us, Victory, Aurora Energy Partners (“Aurora”, of which Victory owns 50%), Navitus Energy Group (which owns the other 50% of Aurora) and AEP Assets, LLC, a wholly-owned subsidiary of Aurora (“Sub”); and (b) the Pre-Merger Loan and Funding Agreement between the Company and Victory (the “Loan Agreement”). Subsequently the parties entered into an Amendment No. 1 to the Pre-Merger Collaboration Agreement on March 3, 2015 (the “First Amendment to Collaboration Agreement”), which amendments affected thereby are included in the discussion of the Collaboration Agreement below.  Pursuant to the Loan Agreement, Victory agreed to loan us up to $2 million, with $250,000 initially loaned on February 26, 2015 (the “Closing” and the “Initial Draw”), and, pursuant to the Collaboration Agreement we agreed to assign Victory all rights and interest to five (5) Penn Virginia wells that were scheduled to be funded in February through March 2015 and go into production in April 2015 and two (2) Earthstone Energy/Oak Valley Resources wells that are scheduled to be funded in August 2015 and begin production in September or October of 2015, located in Karnes, Lavaca and Gonzales Counties, Texas (the “Well Rights”). Immediately upon the funding by Sub of certain funding requirements associated with the Well Rights (as set forth in greater detail in the Collaboration Agreement, the “Well Funding Requirements”), Victory was required to assign the Well Rights to Aurora, and Aurora was required to assign such Well Rights to Sub.  Pursuant to the Collaboration Agreement, Victory agreed to initially pay $517,000 in connection with the Well Funding Requirements. The parties planned to combine the companies and believed successful drilling and completion results would lead to increased funding capability. However, on May 11, 2015, Victory announced that it would not proceed with the proposed business combination with us, and Victory also notified us that it would not extend any further credit to us under the Loan Agreement which transactions are discussed in greater detail under “Part II” – “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Prior Proposed Business Combination and Related Transactions”.

We believe the market conditions driving us toward the need for a larger entity of greater size and financial mass are even more essential in the current environment. In order to develop the significant Eagle Ford reserves at our disposal, we believe that we must become, or become part of, a larger organization with ample cash flow and greater access to capital. Measures such as return on equity, liquidity and stock multiples have led us to conclude that the market, in general, views small-cap and mid-cap exploration and production companies as having greater potential than micro-caps. The larger companies tend to have access to more favorable debt financing, receive greater analyst coverage, trade with greater liquidity and consequently, often have higher share prices. We have not entered into any binding agreements to date and no definitive transactions are pending in connection with a planned strategic transaction.

The Austin Chalk has contributed to most of our production in the past, including over 90% of our production in fiscal 2015. However, we anticipate a shift in our focus from the Austin Chalk to a sustained development program of our Eagle Ford reserves, funding permitting. The magnitude of the opportunity and associated drilling costs will require external sources of capital, and we expect to continue to utilize combinations of debt and equity in conjunction with operating cash flow to fund this development. Depending upon various factors such as joint ownership, size of lease and other asset specific conditions, we may also utilize joint interest participation partners or other forms of partnerships in order to undertake development operations.

Our management is focused on achieving greater shareholder value through a turbulent period.  Specifically, our immediate efforts include: (i) seeking potential merger and combination opportunities, (ii) attempting to re-finance our current debt with some combination of new debt and equity, and (iii) considering the potential acquisition of oil and gas properties for equity; all in an effort to stabilize our company and provide an increased base of operating cash flow. Our future expectations continue to include an increase in production through development of our acreage, increased profitability margins by evaluating and optimizing our production, and executing our business plan to increase property values, reserves, and expanding our asset base.

At March 31, 2015, we had leasehold interests (working interests) in approximately 11,058 gross acres, or 10,381 net acres. Our total net developed and undeveloped acreage as measured from the surface to the base of the Austin Chalk formation was approximately 10,381 net acres. In deeper formations, we had approximately 3,311 net acres in the Eagle Ford oil window and 330 net acres in the Eaglebine, Buda and Glen Rose oil bearing formations.

For the year ending March 31, 2015, we produced an average of approximately 104 net barrels of oil equivalent per day (Boepd) from 31 active well bores, of which 18 wells accounted for more than 80% of our production. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. We operate over 90% of our producing wells, except three wells producing from the Eagle Ford of which two wells are being operated by an affiliate of Marathon Oil Corporation, which wells we have a 15% working interest on, and one well which is being operated by Penn Virginia Corporation (PVA), of which we have a 1.48% working interest. Late in our fiscal year 2014, PVA completed the horizontal well in the Eagleville field in Lavaca County, Texas. During its first 24 hours, the well flowed at the rate of 1,651 barrels of oil per day (Bopd) and 1,512 thousand cubic feet of gas per day (Mcfd), and although our working interest is only 1.48%, we believe the well exemplifies the quality and potential of our leasehold in the Eagleford play. Our production sales totaled 38,076 barrels of oil equivalent (Boe), net to our interest, for the fiscal year ended March 31, 2015.

At March 31, 2015, our total estimated net proved reserves were 5.1 million Boe, of which 4.6 million barrels (Bbls) were crude oil reserves, and 3.0 billion cubic feet (Bcf) were natural gas reserves.  Of these quantities, approximately 97% and 100% respectively, are classified as proved undeveloped (see “Part II” – “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”).

As of March 31, 2015, we employed seven full-time employees. We also utilized three contractors on an “as-needed” basis to carry out various functions, including but not limited to field operations, land administration, corporate activity and information technology maintenance.  We believe that our relationships with our employees are satisfactory. No employee is covered by a collective bargaining agreement. In order to expand our operations in accordance with our business plan, we intend to hire additional employees with expertise in the areas of corporate development, petroleum engineering, geological and geophysical sciences and accounting, as well as hiring additional technical, operations and administrative staff. We are not currently able to estimate the number of employees that we will hire during the next twelve months since that number will depend upon the rate at which our operations expand and upon the extent to which we engage third parties to perform required services.

Reverse Stock Split

Pursuant to the authorization provided by the Company’s stockholders at the Company’s March 25, 2015 annual meeting, and in order to meet the continued listing standards of the NYSE MKT, on June 29, 2015, the Board of Directors approved the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect a 1-for-25 reverse stock split of all outstanding common stock shares of the Company, anticipated to be effective on July 15, 2015.

The effect of the reverse stock split will be to combine each 25 shares of outstanding common stock into one new share, with no change in authorized shares or par value per share, and to reduce the number of common stock shares outstanding from approximately 35.1 million shares to approximately 1.4 million shares (prior to rounding). Proportional adjustments will be made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans. The reverse stock split will not affect any shareholder’s ownership percentage of the Company’s common stock, except to the limited extent that the reverse stock split would result in any shareholder owning a fractional share. Fractional shares of common stock will be rounded up to the nearest whole share.

The Company’s trading symbol of “LEI” will not change as a result of the reverse stock split, although it is expected that the letter “D” will be appended to the Company’s ticker for approximately 20 trading days following the effective date to indicate the completion of the reverse stock split. In addition, the common stock will trade under a new CUSIP number, 549333300.

As the reverse stock split is not effective as of the date of this filing, such reverse stock split has not been reflected in the disclosures below or the financial statements included herewith.

Industry Segments

Our operations are all crude oil and natural gas exploration and production related.

Operations and Oil and Gas Properties

We operate in known productive areas in order to decrease geological risk. Our holdings are located in an increased area of current industry activity in Gonzales, Wilson, Karnes, Frio and Leon counties in Texas. We concentrate on three vertically adjoining formations in Gonzales, Wilson and Karnes counties: the Austin Chalk, Eagle Ford and Buda formations, listed in the order of increasing depth measuring from land surface. The recent development of the Eagle Ford as a high potential producing zone has heightened industry interest and success. Our acreage position is in the oil window of the Eagle Ford trend and we have approximately 10,341 gross acres in the Gonzales, Karnes, Frio and Wilson County, Texas area.

Austin Chalk

Our original activity started in Gonzales County, Texas, by acquiring existing shut-in and stripper wells and improving production from those wells. Most of the wells had produced from the Austin Chalk. The Austin Chalk is a dense limestone, varying in thickness along its trend from approximately 200 feet to more than 800 feet. It produces by virtue of localized fractures within the formation.

Eagle Ford

Drilling activities by other operators and the improvement in horizontal drilling, well stimulation, and completion technologies, have brought the Eagle Ford play to prominence as one of the foremost plays in the United States today. On our leases, the Eagle Ford is a porous limestone with organic shale matter. The Eagle Ford formation directly underlies the Austin Chalk formation and is believed to be the primary source of oil and natural gas produced from the Austin Chalk. Reservoir thickness in the area of our leases varies from approximately 60 feet to 80 feet.

Eaglebine

The Eaglebine is so named because the Eagle Ford formation overlies the Woodbine formation. This is a continuation of the Eagle Ford trend that is productive from south Texas to the northeast of Houston, Texas. The Woodbine formation is best known as the prolific reservoir in the famous East Texas Oil Field. There has been increased interest and activity in the Eaglebine formation in the Leon, Houston, and Madison County, Texas, areas. There is established production from horizontal and vertical wells surrounding our holdings and numerous permits for additional wells have been filed for additional exploratory and development drilling.

Glen Rose

The Glen Rose limestone is a deeper formation below the Buda (see below), around 11,000 feet in our acreage. Its thickness varies from approximately 100 feet to more than 300 feet in this area. The Glen Rose has several prolific zones that produce from natural fractures and matrix porosity and is prospective across this whole area. There are a number of Glen Rose wells with cumulative production of more than 100,000 barrels of oil and associated natural gas adjacent to our leases.

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

Marketing

We operate exclusively in the onshore United States oil and natural gas industry. Our crude oil production sales are to gatherers and marketers with national reputations. Our sales are made on a month-to-month basis, and title transfer occurs when the oil is loaded onto the purchaser’s truck. Crude oil prices realized from production sales are indexed to published posted refinery prices, and to published crude indexes with adjustments on a contract basis.

Currently, any natural gas production is associated gas resulting from crude oil production and is currently very nominal. We expect that as we drill our proved undeveloped opportunities, we would have an increase in production of natural gas and natural gas liquids.

We generally sell a significant portion of our oil and gas production to a relatively small number of customers. For the year ended March 31, 2015, 100% of our consolidated product revenues were attributable to Shell Trading (US) Company, our current and only customer as of March 31, 2015. We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is disruption in services or other events that cause us to search for other ways to sell our production.

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

Regulation

Our operations are subject to various types of regulation at the federal, state and local levels. These regulations include requiring permits for the drilling of wells; maintaining hazard prevention, health and safety plans; submitting notification and receiving permits related to the presence, use and release of certain materials incidental to oil and natural gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface plugging and abandonment of wells and the transporting of production. Our operations are also subject to various conservation matters, including the number of wells which may be drilled in a unit and the unitization or pooling of oil and natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally limiting the venting or flaring of natural gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to possibly limit the amounts of oil and natural gas we can produce from our wells and to limit the number of wells or the locations at which we can drill.

In the United States, legislation affecting the oil and natural gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies issue recommended new and extensive rules and regulations binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. These laws and regulations have a significant impact on oil and natural gas drilling, natural gas processing plants and production activities, increasing the cost of doing business and, consequently, affect profitability. Insomuch as new legislation affecting the oil and natural gas industry is common-place and existing laws and regulations are frequently amended or reinterpreted, we may be unable to predict the future cost or impact of complying with these laws and regulations. We consider the cost of environmental protection a necessary and manageable part of our business. We have historically been able to plan for and comply with new environmental initiatives without materially altering our operating strategies.

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

Under the OPA, a release of oil into water or other areas designated by the statute could result in us being held responsible for the costs of remediating such a release, certain OPA specified damages, and natural resource damages. The extent of that liability could be extensive, as set forth in the statute, depending on the nature of the release. A release of oil in harmful quantities or other materials into water or other specified areas could also result in the Company being held responsible under the CWA for the costs of remediation, and civil and criminal fines and penalties.

CERCLA and comparable state statutes, also known as “Superfund” laws, can impose joint and several and retroactive liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a “hazardous substance” into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Potentially liable parties include site owners or operators, past owners or operators under certain conditions, and entities that arrange for the disposal or treatment of, or transport hazardous substances found at the site. Although CERCLA, as amended, currently exempts petroleum, including but not limited to, crude oil, natural gas and natural gas liquids, from the definition of hazardous substance, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA. Furthermore, the exemption may not be preserved in future amendments of the act, if any.

RCRA and comparable state and local requirements impose standards for the management, including treatment, storage, and disposal, of both hazardous and non-hazardous solid wastes. We generate hazardous and non-hazardous solid waste in connection with our routine operations. From time to time, proposals have been made that would reclassify certain oil and natural gas wastes, including wastes generated during drilling, production and pipeline operations, as “hazardous wastes” under RCRA, which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal, and clean-up requirements. This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and natural gas wastes could have a similar impact. Because oil and natural gas exploration and production, and possibly other activities, have been conducted at some of our properties by previous owners and operators, materials from these operations remain on some of the properties and in some instances, require remediation. In addition, in certain instances, we have agreed to indemnify sellers of producing properties from which we have acquired reserves against certain liabilities for environmental claims associated with such properties. While we do not believe that costs to be incurred by us for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

Additionally, in the course of our routine oil and natural gas operations, surface spills and leaks, including casing leaks, of oil or other materials occur, and we incur costs for waste handling and environmental compliance. Moreover, we are able to control directly the operations of only those wells for which we act as the operator. Management believes that we are in substantial compliance with applicable environmental laws and regulations.

In response to liabilities associated with these activities, accruals are established when reasonable estimates are possible. Such accruals would primarily include estimated costs associated with remediation. We have used discounting to present value in determining our accrued liabilities for environmental remediation or well closure, but no material claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in our financial statements. We adjust the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

 We do not anticipate being required in the near future to expend amounts that are material in relation to our total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, we are unable to predict the ultimate cost of compliance. More stringent laws and regulations protecting the environment may be adopted and we may incur material expenses in connection with environmental laws and regulations in the future.

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

Hydraulic fracture stimulation requires the use of water. We use fresh water or recycled produced water in our fracturing treatments in accordance with applicable water management plans and laws. Hydraulic fracturing is typically regulated by state oil and gas commissions. Some states have adopted, and other states are considering adopting, regulations that impose disclosure requirements on hydraulic fracturing operations. Some states, such as Texas, mandate disclosure of chemical additives used in hydraulic fracturing. The EPA also has commenced a study of the potential impacts of hydraulic fracturing activities on drinking water resources, with a progress report released in late 2012 and a final draft report was released for public comment and peer review in June 2015. In addition, the BLM published a revised draft of proposed rules that would impose new requirements on hydraulic fracturing operations conducted on federal and tribal lands, including the disclosure of chemical additives used in hydraulic fracturing operations. EPA’s guidance, the EPA’s pending study, BLM’s proposed rules, and other analyses by federal and state agencies to assess the impacts of hydraulic fracturing could each spur further action toward federal and/or state legislation and regulation of hydraulic fracturing activities.

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

Taxation. Our operations, as is the case in the petroleum industry generally, are significantly affected by federal tax laws. Federal, as well as state, tax laws have many provisions applicable to corporations which could affect our future tax liabilities.

Commitments and Contingencies. We are liable for future restoration and abandonment costs associated with our oil and gas properties. These costs include future site restoration, post closure and other environmental exit costs. The costs of future restoration and well abandonment have not been determined in detail. State regulations require operators to post bonds that assure that well sites will be properly plugged and abandoned. We operate only in Texas which requires a security bond based on the number of wells we operate. Management views this as a necessary requirement for operations and does not believe that these costs will have a material adverse effect on our financial position as a result of this requirement.

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

ITEM 1A.  RISK FACTORS.

Our business and operations are subject to many risks. The risks described below may not be the only risks we face, as our business and operations may also be subject to risks that we do not yet know of, or that we currently believe are immaterial. If any of the events or circumstances described below actually occurs, our business, financial condition, results of operations or cash flow could be materially and adversely affected and the trading price of our common stock could decline. The following risk factors should be read in conjunction with the other information contained herein, including the financial statements and the related notes. Unless the context requires otherwise, “we,” “us” and “our” refer to Lucas Energy, Inc. In addition, please read “Cautionary Note Regarding Forward-Looking Statements” in this filing, where we describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference in this filing.

Our securities should only be purchased by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this filing before deciding to become a holder of our securities. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

Risks Relating to Our Operations and Industry

We require financing to execute our business plan and fund capital program requirements.

We believe that our anticipated cash flow from operations, possible proceeds from sales of properties and funding provided by leveraging our capital structure, will not be sufficient to meet our working capital and operating needs for approximately the next twelve months. Additionally, in order to continue growth and to fund our business and expansion plans, we will require additional financing.  Moving forward, we hope to pursue third party capital in the form of debt, equity or some combination of the two for certain funding requirements. We may be unsuccessful in obtaining additional financing on attractive terms, if at all. We currently have no committed source of additional cash funding as of the date of this report, and we currently require approximately $3.4 million of additional funding over the next several months in order to participate in drilling activities via participation agreements with a drilling partner and additional funding of approximately $0.5 million for additional planned drilling and workover activities on existing properties.

Due to our need for immediate funding, and the fact that we have no current source of committed capital, we may be forced to raise capital through the sale of debt or equity in the near term. Additionally, we may not have the time or resources available to seek stockholder approval (if required pursuant to applicable NYSE MKT rules and requirements) for such transactions which may result in the issuance of more than 20% of our outstanding common stock.  As such, we may instead rely on an exemption from the NYSE MKT stockholder approval rules which allows an NYSE MKT listed company an exemption from such rules when a delay in securing stockholder approval would seriously jeopardize the financial viability of the company.  Consequently, our stockholders may not be offered the ability to approve transactions we may undertake in the future, including those transactions which would ordinarily require stockholder approval under applicable NYSE MKT rules and regulations, and/or those transactions which would result in substantial dilution to existing stockholders.

We require significant additional financing to continue as a going concern and pay outstanding liabilities and our lack of available funding raises questions regarding our ability to continue as a going concern.

Due to the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to drill additional wells and develop our proved undeveloped reserves (PUDs), either because we are unable to raise sufficient funding for such development activities, or otherwise, or in the event we are unable to acquire additional operating properties; we believe that our revenues will continue to decline over time.  Furthermore, in the event we are unable to raise additional funding in the future, we will not be able to participate with Earthstone in the drilling of planned additional wells, will not be able to complete other drilling and/or workover activities, and may not be able to make required payments on our outstanding liabilities, including amounts owed on the Letter Loan, and in fact as described in the risk factors below, have not been able to make certain of such payments to date and as such, we are currently in default of the repayment of such Letter Loan.  Therefore, in the event we do not raise additional funding in the future we will be forced to scale back our business plan, sell or liquidate assets to satisfy outstanding debts and/or take other steps which may include seeking bankruptcy protection.

These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The accompanying financial statements also include a going concern footnote from our auditors.

Additionally, due to our need for immediate funding, and the fact that we have no current source of committed capital, we may be forced to raise capital through the sale of debt or equity in the near term and we may not have the time or resources available to seek stockholder approval (if required pursuant to applicable NYSE MKT rules and requirements) for such transactions which may result in the issuance of more than 20% of our outstanding common stock.  As such, we may instead rely on an exemption from the NYSE MKT stockholder approval rules which allows an NYSE MKT listed company an exemption from such rules when a delay in securing stockholder approval would seriously jeopardize the financial viability of the company.  Consequently, our stockholders may not be offered the ability to approve transactions we may undertake in the future, including those transactions which would ordinarily require stockholder approval under applicable NYSE MKT rules and regulations, and/or those transactions which would result in substantial dilution to existing stockholders.

In the event we are unable to raise funding in the future or complete a business combination or similar transaction in the near term, we will not be able to pay our liabilities (some of which like the Letter Loan, are currently in default). In the event we are unable to raise adequate funding in the future for our operations and to pay our outstanding debt obligations or in the event we fail to enter into a business combination or similar transaction, we would be forced to liquidate our assets (or our creditors may undertake a foreclosure of such assets in order to satisfy amounts we owe to such creditors) or may be forced to seek bankruptcy protection, which could result in the value of our outstanding securities declining in value or becoming worthless.

We are subject to production declines and loss of revenue due to shut-in wells.

The majority of our production revenues come from a small number of producing wells.  In the event those wells are required to be shut-in (as they were for various periods during the twelve months ended March 31, 2015), our production and revenue could be adversely effected.  Our wells are shut-in from time-to-time for maintenance, workovers, upgrades and other matters outside of our control, including repairs, adverse weather (including hurricanes, flooding and tropical storms).  Any significant period where our wells, and especially our top producing wells, are shut-in, would have a material adverse effect on our results of production, revenues and net income or loss for the applicable period.

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

Effective on August 13, 2013, we entered into a Letter Loan Agreement with Louise H. Rogers, which was amended effective April 29, 2014, November 13, 2014 and February 23, 2015 (as amended to date, the “Letter Loan”). In connection with the Letter Loan and a Promissory Note entered into in connection therewith, Ms. Rogers loaned the Company $7.5 million (the “Loan“). Pursuant to the first amendment to the Letter Loan, interest only payments were due on the Loan during the first six months of the term and interest only payments were due during the period from April 13, 2014 through September 13, 2014 (during which six month period interest accrued at 15% per annum (compared to 12% per annum at all other times, except upon an event of default at which point the interest rate was to increase to 18% per annum)). Additionally, beginning on October 13, 2014, we were required to pay the monthly amortization payments (which total approximately $205,000 to $226,000, depending on the due date), as well as additional principal amortization payments of approximately $266,000 every three months (beginning October 13, 2014, and ending on July 13, 2015) until maturity (August 15, 2015), with approximately $3.87 million due on maturity. Pursuant to the second amendment to the Letter Loan, the principal payment in the amount of $428,327 which was originally due on November 13, 2014, was extended until December 13, 2014, as we were in the process of obtaining new financing, which new financing failed to close as a result of the subsequent precipitous decline in oil prices, and the interest rate of the loan was increased to 15% per annum. In connection with the third amendment to the Letter Loan, the parties agreed that the interest payments due for January, February and March 2015 (which January and February 2015 interest payments were not previously made by us) would be added to the principal amount of the promissory note and be due at maturity; and that interest only payments on the promissory note at the rate of 12% per annum (compared to 15% per annum pursuant to the second amendment to the Letter Loan, and 18% per annum as a result of various events of default which occurred under the loan documents prior to the parties’ entry into the third amendment) would be due between April 2015 and August 2015 (compared to the terms of the second amendment to the Letter Loan, which required amortizing principal payments every month between December 2014 and August 2015 (which amortizing payments we failed to pay from December to February 2015)).  We also currently have the right to extend the maturity date of the promissory note to September 13, 2015, by paying an extension fee of 2% of the remaining balance of the note on or before the current maturity date (August 13, 2015), and to thereafter further extend the maturity date of the promissory note to October 13, 2015, by paying an additional extension fee of 2% of the then remaining balance of the note on or before the September 13, 2015 extended maturity date.

Should we opt to prepay the loan prior to the maturity date, we are required to pay an exit fee equal to the advisory fees of approximately $15,000 per quarter that would have been due, had the note remained outstanding through maturity. During the term of the loan we are required to make mandatory prepayments of the Loan in the event the collateral securing the Loan does not meet certain thresholds and coverage ratios (as described in greater detail in such Letter Loan).  The Letter Loan also provided the right for Ms. Rogers to designate an individual to attend and participate in our Board of Director’s meetings in a non-official capacity. The Letter Loan includes customary and usual events of default and positive and negative covenants. The repayment of the Loan is secured by a security interest in substantially all of our assets which was evidenced by a Security Agreement and a Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing.

We failed to make the required May, June and July 2015 interest payments under the terms of the Letter Loan. Consequently, the amount owed under the Letter Loan of approximately $7.1 million will accrue at a default interest rate of 18% per annum moving forward. No further action has been taken by Rogers against us at this time in connection with such default and we are currently in negotiation with Rogers regarding new loan terms.

As of the date of this report, the loan is still outstanding and in default and we may not have sufficient cash on hand to make the required interest or principal payments on the Loan and/or to repay the Loan when due. In such case, the lender may seek to secure their interest pursuant to the aforementioned rights. Consequently, the value of our securities may decline in value. In the event an event of default occurs or continues under the Letter Loan, the lender can take certain actions under the Letter Loan, including demanding immediate repayment of all amounts then outstanding or initiating foreclosure proceedings against us. As the Letter Loan is secured by substantially all of our assets, there is a risk that if the lender were to request the immediate repayment of the amounts outstanding and we did not have, and could not timely raise, funds to repay such obligations, that the lender (or where applicable, its agent) could foreclose on our assets which could cause us to significantly curtail or cease operations. If amounts outstanding under such Letter Loan were to be accelerated in the event of the occurrence of an event of default under the Letter Loan or the continuation thereof, our assets might not be sufficient to repay in full that indebtedness and our other indebtedness and we may not be able to raise funds from alternative sources to repay such obligations on favorable terms, on a timely basis, or at all. As such, the value of our securities may decline in value or become worthless in the event our lender accelerates the repayment of our outstanding obligations. Additionally, such defaults may harm our credit rating and our ability to obtain additional financing on acceptable terms.

Our loan agreement is currently in default and the future occurrence or continuance of an event of default under our loan agreement or the acceleration of amounts owed thereunder could have a material adverse effect on us and our financial condition.

The loan agreement and note issued in connection there with include standard and customary events of default and are currently in default, provided our lender has not accelerated any amount due thereunder to date. Upon the occurrence of an event of default, our lender may declare the entire unpaid balance (as well as any interest, fees and expenses) immediately due and payable.  Funding to repay such amounts, if required by our lender, may not be available timely, on favorable terms, if at all, and if our lender were to require immediate repayment of the amounts owed, it would likely have a material adverse effect on our results of operations, financial condition and the value of our common stock.

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

If we do not hedge our exposure to reductions in oil and natural gas prices, we may be subject to significant reductions in prices.  Alternatively, we may use oil and natural gas price hedging contracts, which involve credit risk and may limit future revenues from price increases and result in significant fluctuations in our profitability.

In the event that we choose not to hedge our exposure to reductions in oil and natural gas prices by purchasing futures and by using other hedging strategies, we may be subject to significant reduction in prices which could have a material negative impact on our profitability.  Alternatively, we may elect to use hedging transactions with respect to a portion of our oil and natural gas production to achieve more predictable cash flow and to reduce our exposure to price fluctuations.  While the use of hedging transactions limits the downside risk of price declines, their use also may limit future revenues from price increases.  Hedging transactions also involve the risk that the counterparty may be unable to satisfy its obligations.

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

From time to time, we seek to acquire crude oil and natural gas properties. Although we perform reviews of properties to be acquired in a manner that we believe is duly diligent and consistent with industry practices, reviews of records and properties may not necessarily reveal existing or potential problems, and may not permit us to become sufficiently familiar with the properties in order to fully assess their deficiencies and potential. Even when problems with a property are identified, we may assume environmental and other risks and liabilities in connection with acquired properties pursuant to the acquisition agreements. Moreover, there are numerous uncertainties inherent in estimating quantities of crude oil and natural gas reserves (as discussed further below), actual future production rates and associated costs with respect to acquired properties. Actual reserves, production rates and costs may vary substantially from those assumed in our estimates. We may be unable to locate or make suitable acquisitions on acceptable terms and future acquisitions may not be effectively and profitably integrated. Acquisitions involve risks that could divert management resources and/or result in the possible loss of key employees and customers of the acquired operations. For the reasons above, among others, an acquisition may have a material and adverse effect on our business and results of operations, particularly during the periods in which the operations of the acquired properties are being integrated into our ongoing operations or if we are unable to effectively integrate the acquired properties into our ongoing operations.

If we make any acquisitions or enter into any business combinations in the future, they may disrupt or have a negative impact on our business.

If we make acquisitions or enter into any business combinations in the future, funding permitting, we could have difficulty integrating the acquired companies’ assets, personnel and operations with our own. Additionally, acquisitions, mergers or business combinations we may enter into in the future could result in a change of control of the Company, and a change in the Board of Directors or officers of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition or completing a business combination, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions and business combinations are accompanied by a number of inherent risks, including, without limitation, the following:

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

As many of our activities are subject to federal, state and local regulation, and as these rules are subject to constant change or amendment, our operations may be adversely affected by new or different government regulations, laws or court decisions applicable to our operations.

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

Federal, state and local governments have jurisdiction in areas where we operate and impose taxes on the oil and natural gas products we sell. There are constant discussions by federal, state and local officials concerning a variety of energy tax proposals, some of which, if passed, would add or increase taxes on energy products, service companies and exploration activities. Additionally, the current administration has proposed legislation which would make significant changes to federal tax laws, including the elimination of certain key United States federal income tax incentives currently available to oil and natural gas exploration and production companies. These proposed changes include, but are not limited to: (1) the repeal of the percentage depletion allowance for oil and natural gas properties, (2) the elimination of current deductions for intangible drilling and development costs, (3) the elimination of the deduction for certain domestic production activities, and (4) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted into law or how soon any such changes could become effective in the event they were enacted into law. The passage of any legislation as a result of these proposals or any other changes in U.S. federal income tax laws could impact or increase the taxes that we are required to pay and consequently adversely affect our results of operations and/or increase our operating expenses.

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

Additionally, “probable” and “possible reserve estimates” estimates are considered unproved reserves and as such, the SEC views such estimates to be inherently unreliable, may be misunderstood or seen as misleading to investors that are not “experts” in the oil or natural gas industry. Unless you have such expertise, you should not place undue reliance on these estimates. Except as required by applicable law, we undertake no duty to update this information and do not intend to update this information.

The calculated present value of future net revenues from our proved reserves will not necessarily be the same as the current market value of our estimated oil and natural gas reserves.

You should not assume that the present value of future net cash flows as included in our public filings is the current market value of our estimated proved oil and natural gas reserves.  We generally base the estimated discounted future net cash flows from proved reserves on current costs held constant over time without escalation and on commodity prices using an unweighted arithmetic average of first-day-of-the-month index prices, appropriately adjusted, for the 12-month period immediately preceding the date of the estimate.  Actual future prices and costs may be materially higher or lower than the prices and costs used for these estimates and will be affected by factors such as:

●	actual prices we receive for oil and natural gas;

●	actual cost and timing of development and production expenditures;

●	the amount and timing of actual production; and

●	changes in governmental regulations or taxation.

In addition, the 10% discount factor that is required to be used to calculate discounted future net revenues for reporting purposes under GAAP is not necessarily the most appropriate discount factor based on the cost of capital in effect from time to time and risks associated with our business and the oil and natural gas industry in general.

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

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us in the future. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for the purchase of properties and/or property interests, exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. As such, our current insurance or the insurance that we obtain in the future may not be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations, which could lead to any investment in us declining in value or becoming worthless.

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

Specifically, as an owner or lessee and operator of crude oil and natural gas properties, we are subject to various federal, state, local and foreign regulations relating to the discharge of materials into, and the protection of, the environment. These regulations may, among other things, impose liability on us for the cost of pollution cleanup resulting from operations, subject us to liability for pollution damages and require suspension or cessation of operations in affected areas. Moreover, we are subject to the United States (U.S.) Environmental Protection Agency’s (U.S. EPA) rule requiring annual reporting of greenhouse gas (GHG) emissions. Changes in, or additions to, these regulations could lead to increased operating and compliance costs and, in turn, materially and adversely affect our business, results of operations and financial condition.

We are aware of the increasing focus of local, state, national and international regulatory bodies on GHG emissions and climate change issues. In addition to the U.S. EPA’s rule requiring annual reporting of GHG emissions, we are also aware of legislation proposed by U.S. lawmakers to reduce GHG emissions.

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

Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, governments have begun adopting domestic and international climate change regulations that require reporting and reductions of the emission of greenhouse gases. Methane, a primary component of natural gas, and carbon dioxide, a by-product of the burning of oil, natural gas and refined petroleum products, are considered greenhouse gases. In the United States, at the state level, many states, either individually or through multi‑state regional initiatives, have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs or have begun considering adopting greenhouse gas regulatory programs. At the federal level, Congress has considered legislation that could establish a cap and trade system for restricting greenhouse gas emissions in the United States. The ultimate outcome of this federal legislative initiative remains uncertain. In addition to pending climate legislation, the EPA has issued greenhouse gas monitoring and reporting regulations. Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under section 202(a) of the Clean Air Act, concluding that greenhouse gas pollution threatens the public health and welfare of current and future generations. The finding served as a first step to issuing regulations that require permits for and reductions in greenhouse gas emissions for certain facilities. Moreover, the EPA has begun regulating greenhouse gas emission from certain facilities pursuant to the Prevention of Significant Deterioration and Title V provisions of the Clean Air Act. In the courts, several decisions have been issued that may increase the risk of claims being filed by government entities and private parties against companies that have significant greenhouse gas emissions. Such cases may seek to challenge air emissions permits that greenhouse gas emitters apply for and seek to force emitters to reduce their emissions or seek damages for alleged climate change impacts to the environment, people, and property. Any existing or future laws or regulations that restrict or reduce emissions of greenhouse gases could require us to incur increased operating and compliance costs. In addition, such laws and regulations may adversely affect demand for the fossil fuels we produce, including by increasing the cost of combusting fossil fuels and by creating incentives for the use of alternative fuels and energy.

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

We have adopted provisions in our Articles of Incorporation and Bylaws which limit the liability of our officers and directors and provide for indemnification by us of our officers and directors to the full extent permitted by Nevada corporate law. Our articles generally provide that our officers and directors shall have no personal liability to us or our shareholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit. Such provisions substantially limit our shareholders’ ability to hold officers and directors liable for breaches of fiduciary duty, and may require us to indemnify our officers and directors.

We currently have outstanding indebtedness and we may incur additional indebtedness which could reduce our financial flexibility, increase interest expense and adversely impact our operations and our unit costs.

We currently have outstanding indebtedness and in the future, we may incur significant amounts of additional indebtedness in order to make acquisitions or to develop our properties. Our level of indebtedness could affect our operations in several ways, including the following:

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

Future Acquired properties may not be worth what we pay due to uncertainties in evaluating recoverable reserves and other expected benefits, as well as potential liabilities.

Successful property acquisitions require an assessment of a number of factors beyond our control. These factors include estimates of recoverable reserves, exploration potential, future natural gas and oil prices, operating costs, production taxes and potential environmental and other liabilities. These assessments are complex and inherently imprecise. Our review of the properties we acquire may not reveal all existing or potential problems. In addition, our review may not allow us to fully assess the potential deficiencies of the properties. We do not inspect every well, and even when we inspect a well we may not discover structural, subsurface, or environmental problems that may exist or arise. There may be threatened or contemplated claims against the assets or businesses we acquire related to environmental, title, regulatory, tax, contract, litigation or other matters of which we are unaware, which could materially and adversely affect our production, revenues and results of operations. We may not be entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities, and our contractual indemnification may not be effective. At times, we acquire interests in properties on an “as is” basis with limited representations and warranties and limited remedies for breaches of such representations and warranties. In addition, significant acquisitions can change the nature of our operations and business if the acquired properties have substantially different operating and geological characteristics or are in different geographic locations than our existing properties.

We have limited control over activities in properties we do not operate, which could reduce our production and revenues, affect the timing and amounts of capital requirements and potentially result in a dilution of our respective ownership interest in the event we are unable to make any required capital contributions.

We do not operate all of the properties in which we have an interest. As a result, we may have a limited ability to exercise influence over normal operating procedures, expenditures or future development of underlying properties and their associated costs. For all of the properties that are operated by others, we are dependent on their decision‑making with respect to day-to-day operations over which we have little control. The failure of an operator of wells in which we have an interest to adequately perform operations, or an operator’s breach of applicable agreements, could reduce production and revenues we receive from that well. The success and timing of our drilling and development activities on properties operated by others depend upon a number of factors outside of our control, including the timing and amount of capital expenditures, the available expertise and financial resources, the inclusion of other participants and the use of technology. Since we do not own the majority interest in many of the wells we do not operate, we may not be in a position to remove the operator in the event of poor performance.

The employment agreement of our Chief Executive Officer includes certain provisions which may prevent or delay a change of control.

Effective November 1, 2012, we entered into an Employment Agreement with Anthony C. Schnur, our Chief Executive Officer and Interim Chief Financial Officer, which agreement was amended and restated effective December 12, 2012. The agreement had a term of two years, expiring on October 31, 2014, provided that the agreement is automatically extended for additional one year terms, unless either party provides notice of their intent not to renew within the 30 day period prior to any automatic renewal date and because neither party provided notice during 2014, the agreement automatically extended until October 31, 2015. The Company agreed to pay Mr. Schnur a base annual salary of $310,000 during the term of the agreement, of which $290,000 is payable in cash and $20,000 is payable in shares of the Company’s common stock. In the event the agreement is terminated by the Company for a reason other than cause (as described in the agreement) or by Mr. Schnur for good reason (as described in the agreement), Mr. Schnur is due in the form of a lump sum payment, the product of the base salary and bonus he was paid under the agreement for the prior 12 month period, provided that if such termination occurs six months before or 24 months following the occurrence of a Change of Control (as described in the agreement), Mr. Schnur is due 200% of the amount described above upon such termination. The requirement to pay severance fees under the Employment Agreement may prevent or delay a change of control of the Company.

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

On February 28, 2014, we received notice from the NYSE MKT, indicating we were below certain of the NYSE MKT’s continued listing standards related to our existing financial resources or financial condition as set forth in Part 10 of the NYSE MKT Company Guide. We were afforded the opportunity to submit a plan of compliance to the NYSE MKT, and on March 14, 2014, we submitted our plan to the NYSE MKT. On March 31, 2014, the NYSE MKT notified us that it had accepted our plan of compliance and granted us a conditional extension until April 14, 2014, which was subsequently extended until July 31, 2014, and again until October 31, 2014, December 4, 2014, January 31, 2015, March 31, 2015 and again until our 18-month maximum term of August 28, 2015, by which date the Company is required to regain compliance with Section 1003(a)(iv) of the NYSE MKT Company Guide and/or demonstrate adequate progress to that end.  The Company will be subject to periodic review by the NYSE MKT during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in us being delisted from the NYSE MKT.

We may be unable to comply with NYSE MKT continued listing standards. Our business has been and may continue to be affected by worldwide macroeconomic factors, which include uncertainties in the credit and capital markets. External factors that affect our stock price, such as liquidity requirements of our investors, as well as our performance, could impact our market capitalization, revenue and operating results, which, in turn, affect our ability to comply with the NYSE MKT’s listing standards. The NYSE MKT has the ability to suspend trading in our common stock or remove our common stock from listing on the NYSE MKT if in the opinion of the exchange: (a) the financial condition and/or operating results of the Company appear to be unsatisfactory; or (b) it appears that the extent of public distribution or the aggregate market value of our common stock has become so reduced as to make further dealings on the exchange inadvisable; or (c) we have sold or otherwise disposed of our principal operating assets, or have ceased to be an operating company; or (d) we have failed to comply with our listing agreements with the exchange; or (e) any other event shall occur or any condition shall exist which makes further dealings on the exchange unwarranted.

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

If our common stock is delisted from the NYSE MKT, it would come within the definition of “penny stock” as defined in the Exchange Act and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

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

We currently have Series B Warrants outstanding to purchase an aggregate of 2,510,506 shares of common stock which have an exercise price of $2.86 per share; outstanding warrants to purchase 1,032,500 shares of common stock sold in April 2012, which have an exercise price of $2.30 per share; outstanding warrants to purchase 325,000 shares of our common stock at an exercise price of $1.50 per share, which were issued in connection with our April and May 2013 loan agreements; outstanding warrants to purchase 279,851 shares of our common stock at an exercise price of $1.35 per share, which were issued in connection with our August 2013 Letter Loan agreement; and outstanding warrants to purchase 1,666,666 shares of our common stock at an exercise price of $1.00 per share, which were issued in connection with our April 2014 offering. The trading price of our common stock has fluctuated between $0.70 and $0.06 per share during the last 52 weeks.

We currently have 500 shares of Series A Convertible Preferred Stock (herein the “Preferred Stock Shares”), which convert on a 1,000-for-one basis into shares of our common stock at the option of the holders thereof. Additionally, although the Preferred Stock Shares may not be converted if such conversion would cause the holder thereof to own more than 4.99% of our outstanding common stock, this restriction does not prevent the holder from converting some of the Preferred Stock Shares, selling those shares and then converting the rest of its holdings, while still staying below the 4.99% limit. In this way, the holder could sell more than this limit while never actually holding more shares than this limit allows. As of the date of this report, if the 500 outstanding Preferred Stock Shares were converted into common stock and sold (subject to the ownership limitations set forth above) an additional 500,000 shares of common stock of the Company or approximately 1.4% of the Company’s currently outstanding shares, would be issued and outstanding.

We have 36,354,973 shares of common stock issued and outstanding as of the date of this report, which number does not take into account our 1:25 reverse stock split anticipated to take effect on July 15, 2015. As a result, the exercise of outstanding warrants or conversion of shares of the Series A Convertible Preferred Stock in the future and the subsequent resale of such shares of common stock (which shares of common stock issuable upon exercise of the Series B Warrants, the warrants sold in our April and September 2012 offerings and the warrants sold in our April 2014 offering, will be eligible for immediate resale, and which shares of common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants issued in April, May and August 2013, will be eligible for immediate resale subject to the terms and conditions of Rule 144) may cause dilution to existing shareholders and cause the market price of our securities to decline in value. Additionally, the common stock issuable upon exercise of the warrants or conversion of the Preferred Stock Shares may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a Company’s stock in the market than there is demand for that stock. When this happens the price of the Company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. Finally, the offer or sale of large numbers of shares of common stock in the future, including those shares previously registered in our registration statements and prospectus supplements, and/or in connection with future registration statements or prospectus supplements may cause the market price of our securities to decline in value.

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

The warrants also include anti-dilution rights, which provide that if at any time the warrants are outstanding, we issue or are deemed to have issued (which includes shares issuable upon exercise of warrants and options and conversion of convertible securities) for consideration less than the then current exercise price of the warrants, the exercise price of such warrants is automatically reduced (a) to the lowest price per share of consideration provided or deemed to have been provided for such securities, not to be deemed less than $0.01 per share, during the one year period following the closing date of the offering (April 21, 2014), which date has passed without any required adjustments; and thereafter (b) to the product of (x) the exercise price then in effect, and (y) a fraction, the numerator of which is the number of shares of common stock outstanding immediately prior to such issuance plus the number of shares of common stock which the aggregate consideration received by us would purchase at the exercise price in effect immediately prior to such issuance, and the denominator of which is the number of shares of common stock outstanding immediately prior to such issuance plus the number of such additional shares of common stock issued. Notwithstanding the above, no adjustment of the exercise price is required in connection with any issuances or deemed issuance of shares of common stock (1) to our officers, directors, consultants or employees pursuant to stock option or stock purchase plans or agreements on terms approved by our Board of Directors, subject to adjustment for all subdivisions and combinations; and (2) in connection with the re-negotiation, modification, extension or re-pricing of debt of the Company outstanding on the closing date, subject to the prior written approval of the holders of the warrants. Additionally, in the event we acquire ownership of another entity or a significant amount of assets from another person or entity by way of an asset purchase agreement, merger (pursuant to which we are the surviving entity and our common stock is not converted or exchanged), business combination or share exchange pursuant to which shares of our common stock or convertible securities (including options or warrants) are issued or granted by us as partial or sole consideration to the counterparty or counterparties in such transaction or series of transactions (a “Company Combination”), then and in such event, the exercise price of the warrants is automatically reduced, to the average of the highest bid and lowest asked prices of our common stock averaged over the thirty (30) business days after the closing of the Company Combination if such exercise price as adjusted is less than the exercise price in effect on the date such Company Combination Price is determined.

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

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of July 14, 2015, we have 36,354,973 shares of common stock outstanding, which number does not take into account our 1:25 reverse stock split anticipated to take effect on July 15, 2015, and 500 Preferred Stock Shares issued and outstanding, each convertible into 1,000 shares of our common stock (prior to effecting the reverse stock split). As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, subject to the requirements of the NYSE MKT (which generally require shareholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), which if issued could cause substantial dilution to our then shareholders. Shares of additional preferred stock may also be issued by our Board of Directors without shareholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have super voting rights and/or other rights or preferences which could provide the preferred shareholders with substantial voting control over us subsequent to the date of this report and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

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

Pursuant to an agreement entered into with the Series B Warrant holders, we agreed that if at any time prior to the date that all of the Series B Warrants and any shares of common stock issuable upon exercise of such warrants are sold by the holders thereof, we fail to satisfy the current public information requirement of Rule 144(c) of the Securities Act of 1933, as amended (a “Public Information Failure”), as partial relief for the damages to any holder of warrants, we would pay the holders, based on their pro rata ownership of non-exercised and non-expired warrants on the first day of a Public Information Failure, an aggregate of $80,000 for the first thirty calendar days that there is a Public Information Failure (pro-rated for a period of less than thirty days) and an amount in cash equal to one and one-half percent (1.5%) of the aggregate Black Scholes Value (as defined in the warrants) of such holder’s non-exercised and non-expired warrants on the sixty-first (61st) calendar day after the Public Information Failure (covering the 31st to 60th calendar days) and on every thirtieth day (pro-rated for periods totaling less than thirty days) thereafter until the earlier of (i) the date such Public Information Failure is cured; (ii) such time that such public information is no longer required pursuant to Rule 144; and (iii) the expiration date of the warrants. Additionally, upon the occurrence of any Public Information Failure during the 12 months prior to the expiration of any warrant, the expiration date of such warrant will be automatically extended for one day for each day that a Public Information Failure occurs and is continuing. As such, in the event of the occurrence of a Public Information Failure, we will face liability and penalties.

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

Risks Relating to Our Planned 1-for-25 Reverse Stock Split

Our total market capitalization after the reverse stock split may not be equal to or greater than our total market capitalization before the reverse stock split and the per share market price of our common stock following the reverse stock split may not equal or exceed the current per share market price.

As described in greater detail above under “Part I” – “Item 1. Business” – “General” – “Reverse Stock Split”, pursuant to the authorization provided by the Company’s stockholders at the Company’s March 25, 2015 annual meeting, and in order to meet the continued listing standards of the NYSE MKT, the Board of Directors approved the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect a 1-for-25 reverse stock split of all outstanding common stock shares of the Company, anticipated to be effective on July 15, 2015. The market price per share of our common stock after the reverse stock split may not increase in proportion to the reverse stock split. The market price of our common stock will be based on our performance and other factors, some of which are unrelated to the number of shares outstanding. If our market price declines after affecting the reverse stock split, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split. In some cases, both the total market capitalization of a company and the market price of a share of such company’s common stock following a reverse stock split are lower than they were before the reverse stock split.  Accordingly, the total market capitalization of our common stock after the reverse stock split may be lower than the total market capitalization before the reverse stock split and, in the future, the market price of our common stock following the reverse stock split may not equal or exceed the market price prior to the proposed reverse stock split.  Furthermore, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split and the reduction in number of shares in our public float.

ITEM 2.    PROPERTIES.

Areas of Activities

We have oil and natural gas interests, and operate oil and natural gas properties only in the onshore Texas area. All of the Company’s operations and leasehold interests are in known prolific oil prone trends which extend from South Texas along the border with Mexico to the Northeast area towards the Louisiana-Texas state line north of Beaumont, Texas. The oil and natural gas properties owned by the Company are in three major reservoir areas of interest: the Eagle Ford Shale, Austin Chalk and Buda zones.

Eagle Ford & Austin Chalk Area

The core properties of Lucas Energy are in an area of the Austin Chalk and Eagle Ford trends south, and southeast of San Antonio, Texas. Lucas has approximately 10,341 gross acres with approximately 3,311 net acres of Eagle Ford in this core area. Current production from approximately 27 wells operated by the Company is from the Austin Chalk and Buda formations. Non-operated production from the Eagle Ford formation includes two wells operated by an affiliate of Marathon Oil Company and one well operated by Penn Virginia Corporation. These Eagle Ford properties are located within Gonzales, Karnes and Wilson Counties, Texas. This core area accounts for almost all of the production and most of the workover operations during fiscal year 2015.

Eaglebine and Buda & Glen Rose Area

In 2012, the Company acquired oil and natural gas leasehold interests in the Eaglebine portion of the Eagle Ford trend. We control working interests in approximately 330 net acres in Leon County in Texas. Although there are multiple formations of interest in this area north of Houston, Texas, the Eaglebine has become an area of interest. The Eaglebine is a series of formations that include the Eagle Ford on top of the Woodbine. Other common named intervals in this series are the Dexter and the Subclarksville. Recent activity has focused on vertical integration in these zones and has provided additional opportunities to exploit based on recent technological advancement and techniques. The Company’s leases are contiguous to other successful operators. Porous interval thickness of the Glen Rose ranges from 125 to 300 feet in our leasehold area. We currently do not have producing Glen Rose assets in our properties.

The following table summarizes our gross and net developed and undeveloped leasehold and mineral fee acreage at March 31, 2015. Acreage in which our interest is limited to royalty and overriding royalty interests is excluded:

Acreage

	Total		Developed (1)		Undeveloped (2)
	Gross	Net	Gross	Net	Gross	Net
Austin Chalk	10,341	10,051	9,913	9,623	428	428
* Eagle Ford		3,311		233		3,078
Eaglebine/Buda & Glen Rose	717	330	-	-	717	330
Total	11,058	10,381	9,913	9,623	1,145	758

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

Total Net Undeveloped Acreage Expiration

In the event that production is not established or we take no action to extend or renew the terms of our leases, our net undeveloped acreage that will expire over the next three years as of March 31, 2015 is 768 for the year ending March 31, 2016 and no acreage for the years ending March 31, 2017 and 2018, respectively.  We will continue to evaluate any future expiring acreage, and if viable, we would expect to retain any of that acreage either through drilling activities, renewal of the expiring leases or through the exercise of extension options.

Production, Sales Price and Production Costs

The Company produced oil from 31 wells in seven Texas counties, during the year ended March 31, 2015. However, most of the production was from 20 wells which produced over half of the production. Currently, 100% of our production is oil and we operate over 90% of the wells in which we have a working interest. As we develop our properties, we may see the opportunity to increase our natural gas and natural gas liquids production.

The following tables represent our total production, average sales prices and average production costs for the year ended March 31, 2015:

	2015	2014	2013
Net Operating Revenues:
Crude Oil	$3,000,886	$5,219,752	$8,219,984
Natural Gas	-	-	27,100
Total Revenues	$3,000,886	$5,219,752	$8,247,084

Production sales:
Crude oil (Barrels or Bbls)	38,076	53,228	84,227
Natural gas (Thousand cubic feet or Mcf)	-	-	9,236
Total (barrels oil equivalent or Boe) (1)	38,076	53,228	85,766
(1) Oil equivalents are determined under the relative energy content method by using a ratio of 6.0 Mcf to 1.0 Bbl of oil.

Average Sales Price:
Crude Oil ($/Bbl)	$78.81	$98.06	$97.59
Natural Gas ($/Mcf)	$-	$-	$2.93
Average Production Cost ($/Boe):	$45.78	$49.06	$48.88

As of March 31, 2015, production from the Austin Chalk and Eagleville fields represented 100% of the Company’s total production, and these were the only fields that comprised 15% or more of our total proved reserves as of that date. These production volumes are represented in the table below:

	2015	2014	2013
Eagleville
Crude Oil (Bbls)	3,154	4,759	14,915
Natural Gas (Mcf)	-	-	8,453

Austin Chalk
Crude Oil (Bbls)	34,922	48,469	69,312
Natural Gas (Mcf)	-	-	783

Well Summary

The following table presents our ownership in productive crude oil and natural gas wells at March 31, 2015. This summary includes crude oil wells in which we have a working interest:

	Gross	Net
Crude oil, Texas:	31.0	18.2
Natural gas, Texas:	-	-
Total	31.0	18.2

Drilling Activity

We drilled wells or participated in the drilling of wells as indicated in the table below:

	Net Wells Drilled - Texas
	2015		2014		2013
	Gross	Net*	Gross	Net	Gross	Net
Development
Productive	-	2	2	1	3	1.1
Day	-	-	-	-	-	-
Exploratory
Productive	-	-	-	-	-	-
Day	-	-	-	-	-	-

* Represents two Penn Virginia wells which were completed during the year and subsequently assigned to Victory Energy Corporation, per the Collaboration Agreement as described below under “Part II” - “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Prior Proposed Business Combination and Related Transactions”.

 At March 31, 2015, we had no gross or net wells that were in the process of being drilled nor did we have any delivery commitments.

Oil and Natural Gas Reserves

Reserve Information. For estimates of our net proved producing reserves of crude oil and natural gas, as well as a discussion of our proved and probable undeveloped reserves, see “Part II” - “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”. At March 31, 2015, our total estimated proved reserves were 5.1 million Boe of which 4.6 million Bbls were crude oil reserves, and 3.0 Bcf were natural gas reserves.

Internal Controls. Our Vice President of Asset Development, Mr. Ken Sanders, is the technical person primarily responsible for our internal reserves estimation process (which are based upon the best available production, engineering and geologic data) and provides oversight of the annual audit of our year end reserves by our independent third party engineers. He has a Bachelor of Science degree in Petroleum Engineering with in excess of 10 years oil and gas experience, including in excess of five years as a reserves estimator and is a member of the Society of Petroleum Engineers.

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

Qualifications of Third Party Engineers. We retained Forrest A. Garb & Associates, Inc., licensed independent consulting engineers, to prepare estimates of our oil and gas reserves. The technical person primarily responsible for audit of our reserve estimates at Forrest A. Garb & Associates, Inc. meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Within Forrest A. Garb & Associates, Inc., the technical person primarily responsible for auditing the estimates is Ms. Stacy M. Light, Senior Vice President Petroleum Engineering. Ms. Light joined Forrest A. Garb & Associates, Inc. in May 2010. Ms. Light previously worked for ARCO Oil and Gas as a reservoir/operations engineer and crude oil risk manager. She performed detailed production, reservoir and economic analyses for both onshore and offshore properties and supervised engineers in the same capacity. She also performed risk management duties, trading crude oil futures and options on the New York Mercantile Exchange. Areas worked include onshore and offshore Gulf Coast, West Texas Permian Basin, Rocky Mountains, the Mid-Continent area and international properties. Ms. Light received a B.S. in Petroleum Engineering from Texas A&M University. She is a registered professional engineer in the state of Texas and is a member of the Society of Petroleum Engineers (SPE).

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

For more information regarding our oil and gas reserves, please refer to “Part II” - “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”.

Office Lease

       Our corporate headquarters are located in approximately 5,100 square feet of office space at 3555 Timmons Lane, Suite 1550, Houston, Texas 77027.  We lease that space pursuant to a lease that expires on August 31, 2015 and that has a base monthly rent of approximately $6,200.

In February 2014, we purchased a field office for approximately $50,000 which is used to provide local operational support for our properties in the Eagleford and Austin Chalk areas.  The land upon which the field office resides is leased by the Company over a three-year term beginning in January 2014 through December 2016.  The lease is renewable, and the yearly lease amounts are $7,200, $7,800 and $8,400 over the three-year term, respectively.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

 Market Information

Our common stock is quoted on the NYSE MKT under the symbol “LEI”. Set forth in the table below are the quarterly high and low sales prices of our common stock for the past two fiscal years.  Prices represent inter-dealer quotations without adjustments for markups, markdowns, and commissions, and may not represent actual transactions.  The below table does not take into account our 1:25 reverse stock split anticipated to take effect on July 15, 2015.

	High	Low
2015
Quarter ended March 31, 2015	$0.45	$0.06
Quarter ended December 31, 2014	0.50	0.10
Quarter ended September 30, 2014	0.70	0.39
Quarter ended June 30, 2014	0.86	0.45

2014
Quarter ended March 31, 2014	$1.23	$0.68
Quarter ended December 31, 2013	1.31	0.92
Quarter ended September 30, 2013	1.66	1.20
Quarter ended June 30, 2013	1.50	1.17

Holders

As of July 14, 2015, there were approximately 150 record holders of our common stock, not including holders who hold their shares in street name. As of July 14, 2015, there was also one record holder for the Series A Convertible Preferred Stock.

Description of Capital Stock

As of July 14, 2015, we had 36,354,973 shares of our common stock outstanding, which number does not take into account our 1:25 reverse stock split anticipated to take effect on July 15, 2015, and 500 shares of our Series A Convertible Preferred Stock designated and outstanding.

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

Series A Convertible Preferred Stock

The Series A Convertible Preferred Stock has no voting rights, no liquidation rights and no redemption rights, but has conversion rights providing the holder thereof the right to convert each outstanding Series A Convertible Preferred Stock share into 1,000 shares of the Company’s common stock. The Series A Convertible Preferred Stock contains a provision that limits the amount of common shares that the holder can own at any time upon conversion to an aggregate of 4.99% of the Company’s then issued and outstanding shares of common stock. Additionally, the conversion rate of the Series A Convertible Preferred Stock adjusts automatically in connection with and in proportion to any dividends payable by the Company in common stock.

Dividend Policy

We have not declared or paid cash dividends, or made distributions in the past. We do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings to finance operations. We may however declare and pay dividends in shares of our common stock in the future.

Recent Sales of Unregistered Securities

In connection with our entry into the Victory Settlement (described below under “Part II” – “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Prior Proposed Business Combination and Related Transactions”) on June 25, 2015, the Company issued a total of 1,101,729 restricted shares of common stock to Victory Energy Corporation (see also “Note 13. Subsequent Events” to our financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”).

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated thereunder in connection with the issuance. With respect to the transaction described above, no general solicitation was made either by us or by any person acting on our behalf. The transaction was privately negotiated, and did not involve any kind of public solicitation. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain (or will contain, once issued) an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The recipient was an “accredited investor”.

ITEM 6.    SELECTED FINANCIAL DATA.

Not required under Regulation S-K for “smaller reporting companies” such as us.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following is a discussion by management of its view of the Company’s business, financial condition, and corporate performance for the past year. The purpose of this information is to give management’s recap of the past year, and to give an understanding of management’s current outlook for the near future. This section is meant to be read in conjunction with “Part II” - “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Our fiscal year ends on the last day of March of the calendar year. We refer to the twelve-month periods ended March 31, 2015 and March 31, 2014 as our 2015 fiscal year and 2014 fiscal year, respectively.

Overview

In the current commodity price environment, we do not generate enough revenue from our production to cover our overhead burden. While we have diligently reduced costs since 2013, such reduction is not sufficient to overcome the recent 50% decline in the price of oil. We have made significant strides in cost cutting programs including overall general and administrative expenses; however, without also generating new production the commodity price environment outweighs the cost savings.

We benefit from having asset-rich properties in core areas such as the Eagle Ford Shale trend, one of the most active plays in the U.S. The activity around our Eagle Ford assets sharpens the focus of opportunities in our leases. The number of wells drilled near and offsetting our leases continues to support our enhanced view of the Eagle Ford area. In addition, leading operators in the Eagle Ford area have developed drilling and completion technologies that have significantly reduced production risk and decreased per unit drilling and completion costs. While commodity prices have dropped precipitously, the associated drilling and completion costs are now dropping as well.

We continue to review opportunities to accelerate development of our five million barrels of proved Eagle Ford and other oil reserves. These potential opportunities include, but are not limited to, strategic partnership(s), asset or corporate acquisitions and/or merger opportunities.

We have an experienced management team with proven acquisition, operating and financing capabilities. Mr. Anthony Schnur, our Chief Executive Officer, has over twenty years of extensive oil and gas and financial management experience. He has developed strategic business plans, raised debt and equity capital, and provided asset management, cash flow forecasts, transaction modeling and development planning for both start-ups and special situations. On three separate occasions in his career, Mr. Schnur has been asked to lead work-out/turn-around initiatives in the E&P space. Furthermore, our Vice President of Asset Development, Mr. Ken Sanders, is a seasoned petroleum engineer, with over thirty years of experience in both the execution of exploration and development prospects and the management of independent exploration and production companies as well as leading a publically-traded E&P through a successful financial turnaround.

The future viability of the Company is dependent on the development of our oil reserves, specifically of the Eagle Ford Shale, and is further dependent on our ability to acquire the necessary funding for such development through one or a number of alternatives such as combining with another entity with the financing to recapitalize the new company or by acquiring the necessary development funding on a stand-alone basis. We are actively discussing potential transactions (financings, acquisitions and mergers) which we believe, if finalized and completed, will provide the financial mass to develop the significant reserves at our disposal.  As of this date, we have not entered into any binding agreements to date and no definitive transactions are pending in connection with our planned strategic transaction.

Reserves Categories

Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. Possible reserves are those additional reserves that are less certain to be recovered than probable reserves. Although probable and possible reserve locations are found by “stepping out” from proved reserve locations, estimates of probable and possible reserves are, by their nature, more speculative than estimates of proved reserves and, accordingly, are subject to substantially greater risk of being actually realized by us.  Proved developed oil and gas reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well.  Due to the inherent uncertainties and the limited nature of reservoir data, estimates of underground reserves are subject to change as additional information becomes available.

Prior Proposed Business Combination and Related Transactions

On February 2, 2015, we and Victory Energy Corporation (“Victory”) entered into a Letter of Intent for Business Combination relating to a proposed business combination between the two parties. Thereafter, on February 26, 2015, we and Victory entered into a Pre-Merger Loan and Funding Agreement (the “Loan Agreement”) pursuant to which Victory agreed to loan us up to $2 million dollars as evidenced by a Delayed Draw Term Note that was issued by us to Victory on the same day (the “Victory Note”). A total of $600,000 in principal amount (the “Principal Amount”) was advanced by Victory to us under the Loan Agreement. The Principal Amount and accrued interest thereon was secured by an agreed pledge of our common stock pursuant to a Pledge Agreement entered into on the same date between the parties, provided that no shares of our common stock were ever issued in connection with such pledge. The parties and certain other affiliates of Victory also entered into the Pre-Merger Collaboration Agreement on February 26, 2015, as amended by Amendment No. 1 thereto, dated March 3, 2015 (the “Collaboration Agreement”). Pursuant to the Collaboration Agreement, we assigned to Victory certain rights (the “Well Rights”) in five (5) Penn Virginia well-bores (the “Penn Virginia Well-Bores”) and two (2) Earthstone Energy/Oak Valley Resources Boggs Unit No. 1H and Boggs Unit No. 2H well-bores (the “Oak Valley Wells”). In connection with the assignment of the Well Rights, we obtained a partial release from Louise H. Rogers, our senior secured lender and the trustee, under that certain Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing, dated August 13, 2013, that permitted us to transfer the Well Rights to Victory. The Collaboration Agreement provided that Victory would retain the Well Rights whether or not the merger was consummated. The Collaboration Agreement also required Victory to issue a contingent promissory note in the principal amount of $250,000 to Ms. Rogers (the “Rogers Note”).

Effective on June 25, 2015, (a) we entered into (1) a Compromise Settlement Agreement and Mutual General Release with Earthstone Operating, LLC, Earthstone Energy, Inc., Oak Valley Resources, LLC, Oak Valley Operating LLC and Sabine River Energy, LLC (collectively “Earthstone” and the “Earthstone Settlement”); (2) a Compromise Settlement Agreement and Mutual General Release with Earthstone and Victory, AEP Assets LLC and Aurora Energy Partners (collectively the “Victory Parties” and the “Earthstone/Victory Settlement”); and (3) a Settlement Agreement and Mutual Release with Victory (the “Victory Settlement”); and (b) Victory and Louise H. Rogers, our senior lender (“Rogers”) entered into a Settlement Agreement and Mutual Release (the “Rogers Settlement”).

Earthstone Settlement and Earthstone/Victory Settlement

Pursuant to the terms of the Earthstone Settlement and the Earthstone/Victory Settlement, Earthstone agreed to pay us $54,020 (representing the net of amounts previously paid by Victory to Earthstone in connection with the terms of a participation agreement covering certain leases in Karnes County, Texas and certain amounts owed to us in connection with title issues discovered in connection with those leases) and we agreed that we are deemed a non-consenting party in connection with certain wells; and Victory agreed to assign certain oil and gas interests in the wells which we transferred to Victory in February 2015, to Earthstone. We and Earthstone also agreed to not disparage or talk negatively about each other and further agreed to release each other (the Victory Parties also agreed to release Earthstone pursuant to the Earthstone/Victory Settlement) from any and all claims, demands and causes of action which either party had against the other prior to the June 25, 2015 effective date of the Earthstone/Victory Settlement, whether known or unknown, except in connection with the breach, enforcement or interpretation of the Earthstone/Victory Settlement.

Victory Settlement

Pursuant to the Victory Settlement, we and Victory agreed to terminate any and all obligations between the parties pursuant to that certain February 2, 2015 Letter of Intent for Business Combination, pursuant to which we and Victory previously planned to combine our companies, and the Collaboration Agreement; that Victory would retain ownership and control over five Penn Virginia well-bores (the “Penn Virginia Well-Bores”) and would also retain the obligations to pay expenses associated with such Penn Virginia Well-Bores effective after August 1, 2014; and that we would also assign Victory rights to another property located in the same field as the Penn Virginia Well-Bores.  We also confirmed that Victory had no further obligations to advance any additional funds to us pursuant to the terms of the Loan Agreement; and that we would issue 1,101,729 shares of our restricted common stock to Victory (the “Victory Shares”) in full consideration of the $600,000 owed under the Loan Agreement and Victory Note (which will be held in escrow until the payment of amounts owed to Rogers under the Rogers Settlement described below).  We also agreed to grant Victory piggy-back registration rights in connection with the Victory Shares and Victory agreed to leakout terms associated with the Victory Shares, whereby Victory may not sell through a broker, more than 25,000 of the Victory Shares per day; 125,000 of the Victory Shares per week; and 500,000 of the Victory Shares per month. We and Victory also agreed to release each other from any and all claims, demands and causes of action which either party had against the other prior to the June 25, 2015 effective date of the Victory Settlement, whether known or unknown, in connection with the terminated agreements. The Victory Shares are in lieu of any shares of common stock we were required to pledge to Victory pursuant to the terms of the Loan Agreement and related agreements, provided that we have not issued any pledged shares to Victory to date.

Rogers Settlement

Pursuant to the Rogers Settlement, Victory and Rogers agreed, among other things, to terminate the $250,000 Rogers Note and that Victory would pay Rogers, on or before July 15, 2015, $253,750 (which amount when paid will reduce amounts we owe to Rogers under our loan agreement with Rogers), and that Rogers’ legal counsel will hold the assignment of the Penn Virginia Well-Bores (described above) in escrow until such time as the required payment is made by Victory.

Overview of Properties

At March 31, 2015, the Company had leasehold interests (working interests) in approximately 11,058 gross acres, or 10,381 net acres. The Company’s total net developed and undeveloped acreage as measured from the surface to the base of the Austin Chalk formation was approximately 10,381 net acres. In deeper formations, the Company has approximately 3,311 net acres in the Eagle Ford oil window and 330 net acres in the Eaglebine, Buda and Glen Rose oil bearing formations.

At March 31, 2015, Lucas Energy’s total estimated net proved reserves were approximately 5.1 million barrels of oil equivalent (Boe), of which approximately 4.6 million barrels (Bbls) were crude oil reserves, and approximately 3.0 billion cubic feet (Bcf) were natural gas reserves (see “Party II” - “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”).  Approximately 97% of our proved reserves are undeveloped and will require significant capital expenditures to develop, as discussed above.

We operate in known productive areas which minimizes our geological risk. Our holdings are found in a broad area of current industry activity in Gonzales, Wilson, Karnes and Leon Counties in Texas. We concentrate on three vertically adjoining formations in Gonzales, Wilson and Karnes Counties: the Austin Chalk, Eagle Ford and Buda formations, listed in the order of increasing depth measuring from the land surface. The development of the Eagle Ford as a high potential producing zone has heightened industry interest and success. Our acreage position is in the oil window of the Eagle Ford trend.

In fiscal year 2015, we obtained new leases and were able to increase our Eagle Ford Shale working interest share in certain Gonzales and Karnes County, Texas properties from 15% to 100%. We also acquired additional acreage on a separate 300 acre lease in certain proved and unproved oil and gas properties located in the Eagle Ford Shale. Also in 2015, we sold 100% of our working interest in approximately 450 net mineral acres primarily in the Buda and Glen Rose formations as we determined this acreage to be non-core. We also sold 50% of our working interest in our Gonzales and Karnes County Eagle Ford acreage to Earthstone Energy/Oak Valley Resources per the participation agreement discussed in Note 4. Property and Equipment” to our financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”

Operations

Our objective for our current producing wells is to operate as efficiently as possible, look for technological advancements to increase the life of the wells, evaluate the economic viability of these wells and consider adding or re-drilling our low producing assets. During fiscal 2015, we completed numerous workovers in the Austin Chalk. We did not realize the full production potential from these wells however, as one of our larger existing wells was off-line for over two months and another large well was down earlier in the year while two other top producing wells were down for a month each.

For the year ending March 31, 2015, we produced an average of approximately 104 net barrels of oil equivalent per day (Boepd) from 31 active well bores, of which 18 wells accounted for more than 80% of our production. The ratio between the gross and net production differs due to varied working interests and net revenue interests in each well. We operate over 90% of our producing wells, except three wells producing from the Eagle Ford of which two wells are being operated by an affiliate of Marathon Oil Corporation, which wells we have a 15% working interest on, and one well which is being operated by Penn Virginia Corporation (PVA), of which we have a 1.48% working interest. Late in our fiscal year 2014, PVA completed the horizontal well in the Eagleville field in Lavaca County, Texas. During its first 24 hours, the well flowed at the rate of 1,651 barrels of oil per day (Bopd) and 1,512 thousand cubic feet per day (Mcfd), and although our working interest is only 1.48%; although the rights to this well were subsequently assigned to Victory pursuant to the Victory Settlement, described below under “Financing”, we believe the well exemplifies the quality and potential of our leasehold in the Eagleford play.

Reserves

Our estimated net proved crude oil and natural gas reserves at March 31, 2015 and 2014 were approximately 5.1 million Boe and 5.6 million Boe, respectively. This reserve level was down approximately 0.5 million Boe or 9% from the prior period. In 2015, we added approximately 1.3 million Boe of proved reserves through the purchase of new leases whereby we increased our working interest share from 15% to 100% and through an additional lease purchase on 300 acres in the Eagle Ford Shale in South Texas. We had a downward revision primarily due to the sale of existing leases of 0.9 million Boe in Madison and Gonzales County, Texas, the expiration of 0.3 million Boe on existing leases and the transfer of approximately 0.6 million Boe of proved undeveloped reserves to probable undeveloped reserves. Using the average monthly crude oil price of $79.92 per Bbl and natural gas price of $2.87 per thousand cubic feet (Mcf) for the twelve months ended March 31, 2015, our estimated discounted future net cash flow (PV-10) before tax expenses for our proved reserves was approximately $76.0 million, of which approximately $71.0 million are proved undeveloped reserves. The estimated capital costs as of March 31, 2015 to realize the proved undeveloped reserves is approximately $126 million.  Our total reserve value at March 31, 2015 represents a decrease of approximately $36.1 million or 32% from a year ago using the same SEC pricing and reserves methodology. The decrease can be attributed to the reduction of our estimated net proved crude oil and natural gas reserves due to the reasons described above and the use of higher average monthly crude oil prices of $96.17 and natural gas prices of $3.47 in the prior year. Oil and natural gas prices have historically been volatile and such volatility can have a significant impact on our estimates of proved reserves and the related PV-10 value.

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

Crude Oil Sales

During the year ended March 31, 2015, our net crude oil sales volumes decreased to 38,076 Bbls or 104 Bopd from 53,228 Bbls, or 146 Bopd, a 28% decrease over the previous fiscal year. The production decline is primarily related to the Company having several of our top producing wells being off-line during various times throughout the year. For instance, four of our top producing wells were down from between 20 and 75 days and when comparing the production trends of these wells over the current reporting period, there was an approximately 11,000 Bbl decrease. The additional production decline of approximately 4,000 Bbls can be attributed to workover drilling and lateral programs with higher front-end production in the prior reporting period coupled with production declines primarily related to interference from offset activity in the current period. We entered and exited the year producing 100% crude oil and a majority of our crude oil sale volumes came from Austin Chalk formation wells which we operate. We operate over 90% of our producing wells, except three wells producing from the Eagle Ford for which two are being operated by an affiliate of Marathon Oil Corporation and one which is being operated by Penn Virginia Corporation.

Major Expenditures

The table below sets out the major components of our operating and corporate expenditures for the years ended March 31, 2015 and 2014:

	2015	2014
Additions to Oil and Gas Properties (Capitalized)
Acquisitions Using Cash	$623,049	$69,622
Other Capitalized Costs (a)	431,596	4,923,864
Subtotal	1,054,645	4,993,486
Sales of Properties (b)	(1,272,296)	(156,935)
Other Non-Cash Acquisitions (c)	(36,883)	7,719
Total Additions (Deductions) to Oil and Gas Properties	(254,534)	4,844,270
Lease Operating Expenditures (Expensed)	1,458,182	2,217,029
Severance and Property Taxes (Expensed)	285,100	394,372
	$1,488,748	$7,455,671

General and Administrative Expense (Cash based)	$3,101,117	$3,544,603
Share-Based Compensation (Non-Cash)	211,572	413,711
Total General and Administrative Expense	$3,312,689	$3,958,314

(a)	Other capitalized costs include title related expenses and tangible and intangible drilling costs.
(b)
The Company completed the sale of its 100% working interest in oil and gas leases and wells/wellbores in Madison County, Texas for $700,000 and sold a 50% working interest for $572,296 to jointly develop the Company's Karnes and Gonzales County, Texas acreage in the Eagle Ford shale formation.

(c)	Other non-cash acquisitions relate to the present value of the estimated asset retirement costs capitalized as part of the carrying amount of the long-lived asset.

Results of Operations

The following discussion and analysis of the results of operations for each of the two fiscal years in the period ended March 31, 2015 should be read in conjunction with our financial statements and notes thereto (see “Item 8. Financial Statements and Supplementary Data”). As used below, the abbreviations “Bbls” stands for barrels, “Mcf” for thousand cubic feet and “Boe” for barrels of oil equivalent (determined under the relative energy content method by using a ratio of 6.0 Mmbtu (1 million British Thermal Units) to 1.0 Bbl of oil).

We reported a net loss for the year ended March 31, 2015 of $5.1 million, or ($0.15) per share. For the year ended March 31, 2014, we reported a net loss of $4.7 million, or ($0.16) per share. Although our revenues decreased by $2.2 million, or 43%, our net loss only increased by $0.4 million or 9% for the year ended March 31, 2015, compared to the prior year’s period due to decreases in production and operating expenses noted below.

Net Operating Revenues

The following table sets forth the revenue and production data for the years ended March 31, 2015 and 2014. There were no reportable natural gas sales during the periods presented below.
	2015	2014	Increase (Decrease)	Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	38,076	53,228	(15,152)	(28%	)

Crude Oil (Bbls per day)	104	146	(42)	(29%	)

Average Sale Price:
Crude Oil ($/Bbl)	$78.81	$98.06	$(19.25)	(20%	)

Operating Revenues:
Crude Oil	$3,000,886	$5,219,752	$(2,218,866)	(43%	)

Total crude oil and natural gas revenues for the year ended March 31, 2015 decreased $2.2 million, or 43%, to $3.0 million compared to $5.2 million for the same period a year ago due primarily to an unfavorable crude oil volume variance of $1.2 million coupled with an unfavorable crude oil price variance of $1.0 million. The production decline is primarily related to the Company having several of our top producing wells being off-line during various times throughout the year. For instance, four of our top producing wells were down from between 20 and 75 days. When compared to the prior period the production decline represented an approximately $1.5 million decrease in production sales. Additionally, in the prior reporting period, the Company had additional production sales of approximately $0.7 million due to new drilling and lateral programs with higher front-end production when compared to the current period.

Operating and Other Expenses

The following table sets forth operating and other expenses for the years ended March 31, 2015 and 2014.

	2015	2014	Increase (Decrease)	% Increase (Decrease)
Lease Operating Expenses	$1,458,182	$2,217,029	$(758,847)	(34%	)
Direct lease operating expense	825,530	953,777	(128,247)	(13%	)
Workovers expense	508,749	1,140,861	(632,112)	(55%	)
Other	123,903	122,391	1,512	1%
Severance and Property Taxes	285,100	394,372	(109,272)	(28%	)
Depreciation, Depletion,
Amortization and Accretion	1,547,233	2,189,721	(642,488)	(29%	)

General and Administrative (Cash based)	$3,101,117	$3,544,603	$(443,486)	(13%	)
Share-Based Compensation (Non-Cash)	211,572	413,711	(202,139)	(49%	)
Total General and Administrative Expense	$3,312,689	$3,958,314	$(645,625)	(16%	)

Interest Expense	$1,365,672	$1,169,440	$196,232	17%
Other Expense (Income), Net	$146,784	$(21,510)	$168,294	(782%	)

Lease Operating Expenses. Lease operating expenses can be divided into the following categories: costs to operate and maintain our crude oil and natural gas wells, the cost of workovers and lease and well administrative expenses. Operating and maintenance expenses include, among other things, pumping services, salt water disposal, equipment repair and maintenance, compression expense, lease upkeep and fuel and power. Workovers are operations to restore or maintain production from existing wells. Each of these categories of costs individually fluctuates from time to time as we attempt to maintain and increase production while maintaining efficient, safe and environmentally responsible operations. The costs of services charged to us by vendors, fluctuate over time.

In total, the overall lease operating expenses decreased approximately $0.8 million or 34% for the current period as compared to the prior period. Included in the total number was a significant decrease in workovers of approximately $0.6 million or 55% when comparing the current period to the prior year period. Over the past year, the Company has maintained a concerted effort to keep lease operating expenses at lower levels by improving operating efficiencies and cost reductions.

Depreciation, Depletion, Amortization and Accretion (“DD&A”). DD&A, related to proved oil and gas properties is calculated using the unit-of-production method. Under Full Cost Accounting, the amortization base is comprised of the total capitalized costs and total future investment costs associated with all proved reserves.

DD&A decreased for the current period as compared to the prior year period by approximately $0.6 million primarily related to a decrease in production of 15,152 Boe compared to the previous period. As noted above, the production decrease was primarily due to four of the Company’s top producing wells being shut-in for various periods during the reporting period and drilling and lateral programs with higher front-end production when compared to the prior period.

General and Administrative Expenses (G&A)(excluding share-based compensation). Despite incurring additional G&A expenses during the third quarter of fiscal 2015 of approximately $0.3 million relating to one-time legal expenses, investment banking fees and other transaction costs pursuant to certain strategic alternatives that have since been abandoned, G&A expenses (excluding share-based compensation) decreased approximately $0.4 million or 13% for the year ended March 31, 2015 as compared to the prior year. These decreases were primarily due to a reduction in employee wage expenses, severances and bonuses as well as less consulting, contracting and outsourcing expenses. The Company began performing functions related to these expenses internally as opposed to engaging outside support and restructured employee responsibilities and duties within the Company to improve operational efficiencies.

Share-Based Compensation. Share-based compensation, which is included in General and Administrative expenses in the Statements of Operations decreased approximately $0.2 million or 49% for the year ended March 31, 2015 as compared to the prior year primarily due to a decrease in employee based stock option and compensation costs as a result of employee terminations. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Expense. Interest expense for the year ended March 31, 2015 consisted of cash interest payments, amortization of discounts and deferred financing costs of approximately $1.5 million made in relation to the Letter Loan issued in August 2013 and amended in April 2014 and then again in November 2014 and again in February 2015 (see “Note 6. Notes Payable” to our financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”). When compared to the same period a year ago, which primarily related to incurred interest expenses of approximately $1.2 million on the Letter Loan and notes issued in April 2013 and May 2013, there was an increase of approximately $0.2 million in interest expense.

Other Expense (Income), Net. Other Expense (Income) for the year ended March 31, 2015, primarily consisted of approximately $188,000 in financing and settlement fees pursuant to certain strategic alternatives that have since been abandoned, offset by approximately $51,000 in accounts payable settlements compared to the same period a year ago which consisted of approximately $100,000 in financing fees offset by approximately $118,000 in accounts payable settlements, approximately $2,000 in office space rental income from our Gonzales County office (which was sold during the period) and a $1,000 gain from the sale of old vehicles.

Liquidity and Capital Resources and Going Concern Considerations

Working Capital

At March 31, 2015, our Total Current Liabilities of $10.3 million exceeded our total current assets of $0.7 million, resulting in a working capital deficit of approximately $9.6 million, while at March 31, 2014, our total current liabilities of $4.6 million exceeded our total current assets of $1.6 million, resulting in a working capital deficit of $3.0 million. The $6.6 million increase in the working capital deficit is primarily related to approximately $5.4 million representing the long-term portion of amounts owed to Louis H. Rogers, as described below, becoming current, an approximately $0.4 million reduction in cash due to the payment of expenses and an approximately $0.4 million reduction in accounts receivable, as well as an additional $0.35 million increase in current liabilities related to a note payable to Victory Energy Corporation, which has subsequently been settled as described below.

Financing

On April 21, 2014, we closed a registered direct offering of $2,000,000 (approximately $1.8 million net, after deducting commissions and other expenses) of securities, representing 3,333,332 units, each consisting of one share of common stock and 0.50 of one warrant to purchase one share of common stock at an exercise price of $1.00 per share to certain institutional investors. We used the funds raised in the offering to pay expenses related to lease operating, workover activities and for general corporate purposes, including general and administrative expenses.

Effective on August 13, 2013, we entered into a Letter Loan Agreement with Louise H. Rogers, which was amended effective April 29, 2014, November 13, 2014 and February 23, 2015 (as amended to date, the “Letter Loan”). In connection with the Letter Loan and a Promissory Note entered into in connection therewith, Ms. Rogers loaned the Company $7.5 million (the “Loan”). Pursuant to the first amendment to the Letter Loan, interest only payments were due on the Loan during the first six months of the term and interest only payments were due during the period from April 13, 2014 through September 13, 2014 (during which six month period interest accrued at 15% per annum (compared to 12% per annum at all other times, except upon an event of default at which point the interest rate was to increase to 18% per annum)). Additionally, beginning on October 13, 2014, we were required to pay the monthly amortization payments (which total approximately $205,000 to $226,000, depending on the due date), as well as additional principal amortization payments of approximately $266,000 every three months (beginning October 13, 2014, and ending on July 13, 2015) until maturity (August 15, 2015), with approximately $3.87 million due on maturity. Pursuant to the second amendment to the Letter Loan, the principal payment in the amount of $428,327 which was originally due on November 13, 2014, was extended until December 13, 2014, as we were in the process of obtaining new financing, which new financing failed to close as a result of the subsequent precipitous decline in oil prices, and the interest rate of the loan was increased to 15% per annum. In connection with the third amendment to the Letter Loan, the parties agreed that the interest payments due for January, February and March 2015 (which January and February 2015 interest payments were not previously made by us) would be added to the principal amount of the promissory note and be due at maturity; and that interest only payments on the promissory note at the rate of 12% per annum (compared to 15% per annum pursuant to the second amendment to the Letter Loan, and 18% per annum as a result of various events of default which occurred under the loan documents prior to the parties’ entry into the third amendment) would be due between April 2015 and August 2015 (compared to the terms of the second amendment to the Letter Loan, which required amortizing principal payments every month between December 2014 and August 2015 (which amortizing payments we failed to pay from December to February 2015)).  We also currently have the right to extend the maturity date of the promissory note to September 13, 2015, by paying an extension fee of 2% of the remaining balance of the note on or before the current maturity date (August 13, 2015), and to thereafter further extend the maturity date of the promissory note to October 13, 2015, by paying an additional extension fee of 2% of the then remaining balance of the note on or before the September 13, 2015 extended maturity date.

Should we opt to prepay the loan prior to the maturity date, we are required to pay an exit fee equal to the advisory fees of approximately $15,000 per quarter that would have been due, had the note remained outstanding through maturity. During the term of the loan we are required to make mandatory prepayments of the Loan in the event the collateral securing the Loan does not meet certain thresholds and coverage ratios (as described in greater detail in such Letter Loan).  The Letter Loan also provided the right for Ms. Rogers to designate an individual to attend and participate in our Board of Director’s meetings in a non-official capacity. The Letter Loan includes customary and usual events of default and positive and negative covenants. The repayment of the Loan is secured by a security interest in substantially all of our assets which was evidenced by a Security Agreement and a Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing. See also “Note 6 – Notes Payable” – “Rogers Loan” in our financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”).

A total of $7,270,734 was owed under the Letter Loan as of March 31, 2015.

On February 3, 2015, we executed a Letter of Intent and Term Sheet (“Letter of Intent”) for a proposed business combination with Victory Energy Corporation (“Victory”). As of March 31, 2015, we had received $350,000 in funding from Victory per the terms of a Pre-Merger Loan and Funding Agreement (the “Loan Agreement”) between us and Victory, which was executed on February 26, 2015. Through May 2015, Victory had funded us a total of $600,000. On May 11, 2015, Victory notified us that it did not intend to proceed with the planned business combination contemplated by the Letter of Intent. Thereafter, on June 24, 2015, we and Victory executed a Settlement Agreement and Mutual Release (the “Victory Settlement”). Pursuant to the Victory Settlement, we and Victory agreed to terminate any and all obligations between the parties pursuant to the Letter of Intent and a collaboration agreement entered into in connection therewith; that Victory would retain ownership and control over five Penn Virginia well-bores (the “Penn Virginia Well-Bores”) and would also retain the obligations to pay expenses associated with such Penn Virginia Well-Bores effective after August 1, 2014; and that we would also assign Victory rights to another property located in the same field as the Penn Virginia Well-Bores.  We also confirmed that Victory had no further obligations to advance any additional funds to us pursuant to the terms of the Loan Agreement; and that we would issue 1,101,729 shares of our restricted common stock to Victory (the “Victory Shares”) in full consideration of the $600,000 owed under the Loan Agreement (which will be held in escrow until the payment of amounts owed to our senior lender under the Rogers Settlement described below).  We also agreed to grant Victory piggy-back registration rights in connection with the Victory Shares and Victory agreed to leakout terms associated with the Victory Shares, whereby Victory may not sell through a broker, more than 25,000 of the Victory Shares per day; 125,000 of the Victory Shares per week; and 500,000 of the Victory Shares per month. We and Victory also agreed to release each other from any and all claims, demands and causes of action which either party had against the other prior to the June 25, 2015 effective date of the Victory Settlement, whether known or unknown, in connection with the terminated agreements. The Victory Shares are in lieu of any shares of common stock we were required to pledge to Victory pursuant to the terms of the Loan Agreement and related agreements, provided that we have not issued any pledged shares to Victory to date.  See also “Note 6 – Notes Payable” – “Victory Loan” in our financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”).

Pursuant to a Settlement Agreement and Mutual Release entered into between Victory and Louise H. Rogers, our senior lender (“Rogers”), Victory and Rogers agreed, among other things, to terminate a $250,000 promissory note payable by Victory to Rogers (the “Rogers Note”) and that Victory would pay Rogers, on or before July 15, 2015, $253,750 (which amount when paid will reduce amounts we owe to Rogers under our loan agreement with Rogers), and that Rogers’ legal counsel will hold the assignment of the Penn Virginia Well-Bores and Victory Shares (each described above) in escrow until such time as the required payment is made by Victory.

As a result of the terminated Loan Agreement with Victory, we failed to make the required May, June and July 2015 interest payments under the terms of the Letter Loan. Consequently, the amount owed under the Letter Loan of approximately $7.1 million will accrue at a default interest rate of 18% per annum moving forward. No further action has been taken by Rogers against us at this time in connection with such default and we are currently in negotiations with Rogers regarding new loan terms.

Moving forward, the Company anticipates requiring approximately $3.4 million of additional funding over the next several months in order to participate in the drilling activities contemplated by the August 2014 participation agreements with Earthstone Energy/Oak Valley Resources (“Earthstone“) (see “Note 4 Property and Equipment” to our financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”). We also anticipate requiring additional funding of approximately $0.5 million for additional drilling and workover activities on existing properties. In order to address the Company’s capital obligations over the next several months and in order to ensure the future viability of the Company, we plan to seek necessary funding through a number of the sources such as combining with another entity with adequate financing to recapitalize the new company or by acquiring the necessary development funding on a stand-alone basis. We are actively discussing potential transactions (financings, acquisitions and mergers) which we believe, if finalized and completed, will provide the financial mass to develop the significant reserves at our disposal; however, as of this date, we have not entered into any binding agreements to date and no definitive transactions are pending in connection with our planned strategic transaction.  In addition to the above, we may seek to raise funding through the sale of debt or equity in the future, which may not be available on favorable terms, if at all, and/or may cause substantial dilution to existing stockholders.

Due to the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to drill additional wells and develop our proved undeveloped reserves (PUDs), either because we are unable to raise sufficient funding for such development activities, or otherwise, or in the event we are unable to acquire additional operating properties; we believe that our revenues will continue to decline over time.  Furthermore, in the event we are unable to raise additional funding in the future, we will not be able to participate with Earthstone in the drilling of planned additional wells, will not be able to complete other drilling and/or workover activities, and may not be able to make required payments on our outstanding liabilities, including amounts owed on the Letter Loan, and in fact as described above, have not been able to make certain of such payments to date and as such, we are currently in default of the repayment of such Letter Loan.  Therefore, in the event we do not raise additional funding in the future we will be forced to scale back our business plan, sell or liquidate assets to satisfy outstanding debts and/or take other steps which may include seeking bankruptcy protection.

These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The accompanying financial statements also include a going concern footnote from our auditors.

Additionally, due to our need for immediate funding, and the fact that we have no current source of committed capital, we may be forced to raise capital through the sale of debt or equity in the near term and we may not have the time or resources available to seek stockholder approval (if required pursuant to applicable NYSE MKT rules and requirements) for such transactions which may result in the issuance of more than 20% of our outstanding common stock.  As such, we may instead rely on an exemption from the NYSE MKT stockholder approval rules which allows an NYSE MKT listed company an exemption from such rules when a delay in securing stockholder approval would seriously jeopardize the financial viability of the company.  Consequently, our stockholders may not be offered the ability to approve transactions we may undertake in the future, including those transactions which would ordinarily require stockholder approval under applicable NYSE MKT rules and regulations, and/or those transactions which would result in substantial dilution to existing stockholders.

In the event we are unable to raise funding in the future or complete a business combination or similar transaction in the near term, we will not be able to pay our liabilities (some of which like the Letter Loan, are currently in default). In the event we are unable to raise adequate funding in the future for our operations and to pay our outstanding debt obligations or in the event we fail to enter into a business combination or similar transaction, we would be forced to liquidate our assets (or our creditors may undertake a foreclosure of such assets in order to satisfy amounts we owe to such creditors) or may be forced to seek bankruptcy protection, which could result in the value of our outstanding securities declining in value or becoming worthless.  See also “Risk Factors” above.

Cash Flows
	Year Ended March 31,
	2015	2014
Cash flows used in operating activities	$(1,476,520)	$(3,684,464)
Cash flows used in investing activities	(740,317)	(5,409,608)
Cash flows provided by financing activities	1,861,279	9,165,536
Net increase (decrease) in cash and cash equivalents	$(355,558)	$71,464

Our primary sources of cash during the two-year period ended March 31, 2015 were funds generated from sales of crude oil, proceeds from sale of shares of our common stock and borrowings. The primary uses of cash were funds used in operations, acquisitions of oil and gas properties and equipment and repayments of debt.

Net cash used in operating activities was approximately $1.5 million for the year ended March 31, 2015 as compared to $3.7 million for the same period a year ago. The decrease in net cash used in operating activities of approximately $2.2 million was due primarily to paying down all of the approximately $1.4 million in outstanding advances to working interest owners via a legal settlement in the prior year compared to an approximately $0.4 million increase in net loss and a $0.2 million reduction in share-based compensation as well as a decrease in production resulting in approximately $0.7 million less in depreciation, depletion, amortization and accretion expenses in the current period which was offset by an approximately $2.1 million increase in changes to other components of working capital.

Net cash used in investing activities was approximately $0.7 million for the year ended March 31, 2015 as compared to net cash used in investing activities of $5.4 million for the same period a year ago. The decrease in net cash used in investing activities was primarily due to a $3.6 million reduction of additions to oil and gas properties and an increase in net proceeds of $1.1 million from the sale of oil and gas properties in the current period when compared to the prior period.

Net cash provided by financing activities was approximately $1.9 million for the year ended March 31, 2015 as compared to net cash provided by financing activities of $9.2 million for the same period a year ago. The decrease in net cash provided by financing activities of approximately $7.3 million was primarily related to approximately $5.8 million of net proceeds from the sale of debt, related financing costs and deferred financing costs in the prior period when compared to the current period, and there was approximately $1.5 million of additional net proceeds associated with the issuance of common stock in the prior period when compared to the net proceeds associated with the issuance of common stock in the current period.

Off-Balance Sheet Arrangements

Lucas does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships. As of March 31, 2015, we did not have any off-balance sheet arrangements.

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

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs on a country-by-country basis. Properties not subject to amortization consist of exploration and development costs, which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Lucas assesses overall values of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management’s intention with regard to future development of individually significant properties and the ability of Lucas to obtain funds to finance their programs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Costs of oil and gas properties are amortized using the units of production method. Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

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

Share-Based Compensation

 In accounting for share-based compensation, judgments and estimates are made regarding, among other things, the appropriate valuation methodology to follow in valuing stock compensation awards and the related inputs required by those valuation methodologies. Assumptions regarding expected volatility of Lucas’s common stock, the level of risk-free interest rates, expected dividend yields on Lucas’s stock, the expected term of the awards and other valuation inputs are subject to change. Any such changes could result in different valuations and thus impact the amount of share-based compensation expense recognized in the Statements of Operations.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements as of March 31, 2015 and 2014 and for the fiscal years ended March 31, 2015 and 2014 have been audited by Hein & Associates, LLP, an independent registered public accounting firm, and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X as promulgated by the SEC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lucas Energy, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Lucas Energy, Inc. as of March 31, 2015 and 2014, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of Lucas Energy, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lucas Energy, Inc. as of March 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and had a working capital deficit of $9.6 million at March 31, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates, LLP
Hein & Associates, LLP
Houston, Texas

July 14, 2015

LUCAS ENERGY, INC.
BALANCE SHEETS

	March 31,	March 31,
	2015	2014
ASSETS
Current Assets
Cash	$166,597	$522,155
Accounts Receivable	170,542	609,097
Inventories	194,519	112,677
Other Current Assets	165,800	342,787
Total Current Assets	697,458	1,586,716

Property and Equipment
Oil and Gas Properties (Full Cost Method)	49,299,535	49,554,069
Other Property and Equipment	420,950	444,924
Total Property and Equipment	49,720,485	49,998,993
Accumulated Depletion, Depreciation and Amortization	(12,604,570)	(11,190,505)
Total Property and Equipment, Net	37,115,915	38,808,488
Other Assets	125,145	343,273
Total Assets	$37,938,518	$40,738,477

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,436,543	$2,554,977
Common Stock Payable	19,363	11,250
Accrued Expenses	226,975	286,629
Note Payable - Victory	350,000	-
Current Portion of Long-Term Notes Payable - Rogers	7,249,411	1,793,367
Total Current Liabilities	10,282,292	4,646,223

Asset Retirement Obligation	1,051,694	978,430
Long-Term Notes Payable, net of current portion - Rogers	-	5,430,144
Commitments and Contingencies (see Note 7)

Stockholders' Equity
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par,
500 Shares Issued and Outstanding as of March 31, 2015 and 2,000 Shares Issued and Outstanding as of March 31, 2014, respectively	773,900	3,095,600
Common Stock, 100,000,000 Shares Authorized of $0.001 Par,
35,057,415 Shares Issued and 35,020,515 Outstanding
at March 31, 2015 and 30,018,081 Shares Issued and 29,981,181
Outstanding Shares at March 31, 2014, respectively	35,057	30,018
Additional Paid in Capital	57,361,774	52,995,987
Accumulated Deficit	(31,517,040)	(26,388,766)
Common Stock Held in Treasury, 36,900 Shares, at Cost	(49,159)	(49,159)
Total Stockholders' Equity	26,604,532	29,683,680

Total Liabilities and Stockholders' Equity	$37,938,518	$40,738,477

The accompanying notes are an integral part of these financial statements.

LUCAS ENERGY, INC.
STATEMENTS OF OPERATIONS

Year Ended March 31,	2015	2014

Operating Revenues
Crude Oil	$3,000,886	$5,219,752
Total Revenues	3,000,886	5,219,752
Operating Expenses
Lease Operating Expenses	1,458,182	2,217,029
Severance and Property Taxes	285,100	394,372
Depreciation, Depletion,
Amortization and Accretion	1,547,233	2,189,721
General and Administrative	3,312,689	3,958,314
Total Expenses	6,603,204	8,759,436
Operating Loss	(3,602,318)	(3,539,684)
Other Expense (Income)
Interest Expense	1,365,672	1,169,440
Other Expense (Income), Net	146,784	(21,510)
Total Other Expenses	1,512,456	1,147,930
Loss Before Income Taxes	(5,114,774)	(4,687,614)
Income Tax Expense	13,500	-
Net Loss	$(5,128,274)	$(4,687,614)
Net Loss Per Share
Basic and Diluted	$(0.15)	$(0.16)

Weighted Average Shares
Outstanding
Basic and Diluted	33,946,507	28,593,995

The accompanying notes are an integral part of these financial statements.

LUCAS ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
							Common
	Common Stock		Preferred Stock		Additional		Stock	Total
	Number	Common	Number	Preferred	Paid In	Accumulated	Held in	Stockholders'
	Of Shares	Stock	Of Shares	Stock	Capital	Deficit	Treasury	Equity
Balance at March 31, 2013	26,751,407	$26,751	2,000	$3,095,600	$48,970,509	$(21,701,152)	$(49,159)	$30,342,549
Common Shares issued for:
Unit Offerings	3,135,185	3,135	-	-	3,299,922	-	-	3,303,057
Share-Based Compensation	131,489	132	-	-	162,986	-	-	163,118
Amortization of stock options	-	-	-	-	270,106	-	-	270,106
Discount on Notes	-	-	-	-	292,464	-	-	292,464
Net loss	-	-	-	-	-	(4,687,614)	-	(4,687,614)
Balance at March 31, 2014	30,018,081	$30,018	2,000	$3,095,600	$52,995,987	$(26,388,766)	$(49,159)	$29,683,680
Common Shares issued for:
Unit Offerings	3,333,332	3,334	-	-	1,798,756	-	-	1,802,090
Share-Based Compensation	131,002	130	-	-	49,709	-	-	49,839
Restricted Stock Consideration	75,000	75	-	-	47,175	-	-	47,250
Conversion of Preferred Stock	1,500,000	1,500	(1,500)	(2,321,700)	2,320,200	-	-	-
Amortization of stock options	-	-	-	-	149,947	-	-	149,947
Net loss	-	-	-	-	-	(5,128,274)	-	(5,128,274)
Balances at March 31, 2015	35,057,415	$35,057	500	$773,900	$57,361,774	$(31,517,040)	$(49,159)	$26,604,532

The accompanying notes are an integral part of these financial statements.

LUCAS ENERGY, INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities
Net Loss	$(5,128,274)	$(4,687,614)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	1,547,233	2,189,721
Share-Based Compensation	211,572	413,711
Amortization of Discount on Notes	63,984	207,157
Amortization of Deferred Financing Costs	306,336	228,065
Settlement of Debt	(50,668)	(118,620)
Gain on Sale of Property and Equipment	(1,872)	(1,000)
Changes in Components of Working Capital and Other Assets
Accounts Receivable	438,555	223,704
Inventories	(81,842)	(48,047)
Other Current Assets	176,987	(4,927)
Accounts Payable, Accrued Expenses and Interest Payable	1,041,469	(702,529)
Advances from Working Interest Owners	-	(1,384,085)
Net Cash Used in Operating Activities	(1,476,520)	(3,684,464)

Investing Cash Flows
Additions of Oil and Gas Properties	(2,015,438)	(5,662,026)
Proceeds from Sale of Oil and Gas Properties	1,272,296	156,935
Additions of Other Property and Equipment	(325)	(230,517)
Proceeds from Sale of Other Property and Equipment	3,150	326,000
Net Cash Used in Investing Activities	(740,317)	(5,409,608)

Financing Cash Flows
Net Proceeds from the Sale of Common Stock	1,802,090	3,303,057
Proceeds from Issuance of Notes Payable	350,000	10,750,000
Deferred Financing Costs	(40,958)	(571,338)
Repayment of Borrowings	(249,853)	(4,316,183)
Net Cash Provided by Financing Activities	1,861,279	9,165,536

Increase (Decrease) in Cash and Cash Equivalents	(355,558)	71,464
Cash and Cash Equivalents at Beginning of the Year	522,155	450,691
Cash and Cash Equivalents at End of the Year	$166,597	$522,155

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS OF THE COMPANY

Lucas Energy, Inc. (the “Company”, “we”, “us” or “Lucas”) is an independent oil and gas company engaged in the development and acquisition of onshore properties in Texas.  The Company’s main operations are primarily located in the Eagle Ford and Austin Chalk trends in Wilson, Gonzales and Karnes Counties and in the Eaglebine, Buda, and Glen Rose formations in Leon Counties.

Our corporate headquarters are in Houston, Texas and our field operation is located in Gonzales, Texas where we manage the Company’s well operations.

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The Company has incurred significant losses from operations and at March 31, 2015, the Company’s Total Current Liabilities of $10.3 million exceeded its total current assets of $0.7 million, resulting in a working capital deficit of approximately $9.6 million, while at March 31, 2014, the Company’s total current liabilities of $4.6 million exceeded its total current assets of $1.6 million, resulting in a working capital deficit of $3.0 million.  The $6.6 million increase in the working capital deficit is primarily related to approximately $5.4 million of the long-term portion of the Company’s obligation owed to its senior lender becoming current, an approximately $0.4 million reduction in cash due to the payment of expenses with funds raised through the sale of equity and the amended loan agreements described below and an approximately $0.4 million reduction in accounts receivable, as well as an additional $0.35 million related to a note payable to Victory Energy Corporation, which has subsequently been settled (see “Note 13. Subsequent Events).

On April 21, 2014, the Company closed a registered direct offering of $2,000,000 (approximately $1.8 million net, after deducting commissions and other expenses) of securities, representing 3,333,332 units, each consisting of one share of common stock and 0.50 of one warrant to purchase one share of common stock at an exercise price of $1.00 per share to certain institutional investors (see “Note 9. Stockholders’ Equity”).  The Company used the funds raised in the offering to pay expenses related to lease operating, workover activities and for general corporate purposes, including general and administrative expenses.

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

On November 24, 2014, and effective on November 13, 2014, the Company entered into a second amended loan agreement relating to its long-term note, which had a balance of approximately $7.1 million as of November 13, 2014.  Pursuant to the second amended long-term note, we restructured the repayment terms of the amended long-term note to defer the principal payment in the amount of $428,327 which was originally due November 13, 2014, until December 13, 2014, as we were in the process of obtaining new financing, which new financing failed to close as a result of the subsequent precipitous decline in oil prices (see “Note 6. Notes Payable”).  The Company failed to make the required December 13, 2014 principal payment under the terms of the Second Amended Letter Loan.  Specifically, on January 26, 2015, the Company received notice from a representative of its lender that it had defaulted on a payment.  Subsequently, the Company also failed to make the required January 13, 2015 and February 13, 2015 principal payments under the terms of the Second Amended Letter Loan.  Therefore, on February 23, 2015, we entered into a letter agreement (the “Letter Agreement”), relating to the long-term note noted above, which had a balance of approximately $7.1 million as of February 23, 2015.  Pursuant to the Letter Agreement, Lucas and our lender agreed that the interest payments due under the promissory note for January, February and March 2015 would be added to the principal amount of the promissory note and be due at maturity; and that interest only payments on the promissory note at the rate of 12% per annum would be due between April 2015 and August 2015.  In total, $211,769 was added to the principal amount bringing the total principal balance due to our lender to $7,270,734 or $7,249,411 (net of the remaining $21,323 note discount) per the balance sheet as of March 31, 2015.

On February 3, 2015, Lucas executed a Letter of Intent and Term Sheet (“Letter of Intent”) for a proposed business combination with Victory Energy Corporation (“Victory”).  As of March 31, 2015, the Company had received $350,000 in funding from Victory per the terms of a Pre-Merger Loan and Funding Agreement (the “Loan Agreement”) between Lucas and Victory, which was executed on February 26, 2015.  Through May 2015, Victory had funded Lucas a total of $600,000.  On May 11, 2015, Victory notified Lucas that Victory did not intend to proceed with the merger contemplated by the Letter of Intent and thereby terminated the Letter of Intent.  Thereafter, on June 24, 2015, Lucas and Victory executed a Settlement Agreement and Mutual Release whereby Lucas acknowledged and agreed that among other things, Lucas would issue Victory 1,101,729 shares of restricted common stock in full satisfaction of the $600,000 owed by Lucas to Victory (See “Note 13 – Subsequent Events”).

The Company failed to make the required May, June and July 2015 interest payments under the terms of the Letter Agreement (see “Note 6 – Note Payable” below).  Consequently, the amount owed under the Second Amended Letter Loan of approximately $7.3 million will accrue at a default interest rate of 18% per annum until paid in full.  No further action has been taken by the Company’s lender against Lucas at this time as we are currently negotiating new loan terms.

Moving forward, the Company anticipates requiring approximately $3.4 million of additional funding over the next several months in order to participate in the drilling activities contemplated by the August 2014 participation agreements with Earthstone Energy/Oak Valley Resources (“Earthstone”) (see "Note 4 Property and Equipment"). We also anticipate requiring additional funding of approximately $0.5 million for additional drilling and workover activities on existing properties.  In order to address the Company’s capital obligations over the next several months and ensure the future viability of the Company we plan to seek to acquire the necessary funding through a combination with another entity with the financing to recapitalize the new company or by acquiring the necessary development funding on a stand-alone basis.  Lucas is actively discussing potential transactions (financings, acquisitions and mergers) which we believe, if finalized and completed, will provide the financial mass to develop the significant reserves at our disposal.  As of this date, Lucas has not entered into any binding agreements to date and no definitive transactions are pending in connection with our planned strategic transaction.

Due to the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to drill additional wells and develop our proved undeveloped reserves (PUDs) or acquire additional operating properties; we believe that our revenues will continue to decline over time.  Furthermore, in the event we are unable to raise additional funding in the future, we will not be able to participate with Earthstone in the drilling of planned additional wells, will not be able to complete other drilling and/or workover activities, and may not be able to make required payments on our outstanding liabilities, including the Second Amended Letter Loan and Letter Agreement, and in fact as described above, have not been able to make certain of such payments to date.  Therefore, in the event we do not raise additional funding in the future, we may be forced to scale back our business plan, sell assets to satisfy outstanding debts or take other remedial steps.

These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Lucas’s financial statements are based on a number of significant estimates, including oil and natural gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and natural gas properties, and timing and costs associated with its asset retirement obligations, as well as those related to the fair value of stock options, stock warrants and stock issued for services.  While we believe that our estimates and assumptions used in preparation of the financial statements are appropriate, actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.  The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  The Company had no cash equivalents at March 31, 2015 or 2014.

Allowance for Doubtful Accounts

Accounts receivable consist of uncollaterized oil and natural gas revenues due under normal trade terms.  Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.  There was no allowance recorded as of March 31, 2015 or 2014.

Concentration of Credit Risk

Accounts receivable are recorded at invoiced amounts and generally do not bear interest. The Company’s accounts receivables are concentrated among entities engaged in the energy industry within the U.S. and include operating revenue from our producing wells.  The Company periodically assesses the financial condition of these entities and institutions and considers any possible credit risk to be minimal.

We generally sell a significant portion of our oil and gas production to a relatively small number of customers.  For the year ended March 31, 2015, 100% of our consolidated product revenues were attributable to Shell Trading (US) Company, our current and only customer as of March 31, 2015.  We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is disruption in services or other events that cause us to search for other ways to sell our production.

Fair Value of Financial Instruments

As of March 31, 2015 and 2014, the fair value of Lucas’s cash, accounts receivable, accounts payable, note receivable and note payable approximate carrying values because of the short-term maturity of these instruments.

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

Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.  If it is determined that the relationship is significantly altered, the corresponding gain or loss will be recognized in the statements of operations.

Costs of oil and natural gas properties are amortized using the units of production method.   Amortization expense calculated per equivalent physical unit of production amounted to $35.34 and $35.94 per barrel of oil equivalent for the years ended March 31, 2015 and 2014, respectively.

Ceiling Test

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.  During the years ended March 31, 2015 and 2014, no impairment of oil and natural gas properties was recorded.

Other Property and Equipment

Other property and equipment are stated at cost and consist primarily of a field office, furniture and computer equipment.  Depreciation is computed on a straight-line basis over the estimated useful lives.

Income Taxes

Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating losses and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and accrued tax liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Lucas has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2015 and 2014.  The Company’s policy is to classify assessments, if any, for tax related interest expense and penalties as interest expense.

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

Stock options to purchase 623,000 Common Shares at an average exercise price of $1.35 per share and warrants to purchase 5,814,523 Common Shares at an average exercise price of $2.08 per share were outstanding at March 31, 2015.  Stock options to purchase 914,468 Common Shares at an average exercise price of $1.39 per share and warrants to purchase 4,298,487 Common Shares at an average exercise price of $2.53 per share were outstanding at March 31, 2014.

At the year ended March 31, 2015, Lucas had outstanding 500 shares of Series A Convertible Preferred Stock.  Each share of the Series A Convertible Preferred Stock shares is convertible into an aggregate of 1,000 shares of the Company’s common stock and has no liquidation preference and no maturity date.

Using the treasury stock method, had the Company had net income, no common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share calculation for the year ended March 31, 2015.

Share-Based Compensation

Lucas measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Revenue and Cost Recognition

Lucas recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as crude oil and natural gas is produced and sold from those wells. Costs associated with production are expensed in the period incurred.  Crude oil produced but remaining as inventory in field tanks is not recorded as revenue in Lucas’s financial statements because it is not material.  There were no material natural gas imbalances at March 31, 2015 and 2014.

NOTE 4 – PROPERTY AND EQUIPMENT

Oil and Natural Gas Properties

All of Lucas’s oil and natural gas properties are located in the United States.  Costs being amortized at March 31, 2015 and 2014 are as follows:

	At March 31,
	2015	2014
Proved leasehold costs	$11,062,137	$11,354,136
Costs of wells and development	37,520,061	37,447,018
Capitalized asset retirement costs	717,337	752,915
Total oil & natural gas properties	49,299,535	49,554,069
Accumulated depreciation and depletion	(12,336,704)	(10,991,064)
Net Capitalized Costs	$36,962,831	$38,563,005

Acquisition of Oil and Natural Gas Properties

During the year ended March 31, 2015, Lucas obtained new leases and was able to increase our Eagle Ford shale working interest share in certain Karnes and Gonzales County, Texas properties from 15% to 100%.  As a result, we capitalized approximately $400,000 in leasehold costs.  The Company also acquired a new lease on a 300 acre lease in certain proved and unproved oil and gas properties located in the Eagle Ford Shale in south Texas for approximately $236,000.  Additionally, we entered into agreements with Penn Virginia Corporation (“PVA”) for participation in five wells with working interest ranging from 1.48% to 3.28% in the Eagleville field.  In February 2015, per the Collaboration Agreement with Victory Energy Corporation. (“Victory”), we agreed to assign Victory all rights and interest to the five Penn Virginia wells that were scheduled to be funded in February through March 2015 and go into production in April 2015.  The Collaboration Agreement was subsequently terminated in May 2015 (See “Note 13 – Subsequent Events” for settlement terms).

During the year ended March 31, 2014, the Company purchased additional working interests consisting of three oil and natural gas properties for approximately $70,000 in existing leases for which we already operated in Gonzales County, Texas.  Additionally, we acquired a 1.48% working interest in a well which is being operated by PVA.  PVA completed the horizontal well in the Eagleville field in Lavaca County, Texas.

Sale of Oil and Gas Natural Properties

During the year ended March 31, 2015, the Company signed two binding participation agreements in August 2014 with Earthstone Energy/Oak Valley Resources (“Earthstone”), to jointly develop the Company's Karnes and Gonzales County, Texas acreage in the Eagle Ford shale formation.  At closing, Lucas received approximately $572,000 for a 50% working interest on approximately 720 acres.  Earthstone will manage the drilling of the wells and each company will bear 50% of the drilling and completion costs.  Once the wells are on production and initial oil sales begin, all revenues and operating costs will also be split between the parties on a 50% basis each.  Due to the recent and significant decline in oil prices and rig scheduling, the first well is expected to be spudded in August 2015.  The joint venture expects to drill a minimum of two wells in each county for a total of four.  In February 2015, our ownership percentage in two wells in Karnes County was then assigned to Victory as part of a proposed business combination with Victory and subsequent settlement/termination in connection therewith (See “Note 13 – Subsequent Events” for settlement terms).

The Company also completed the sale of its 100% working interest in oil and gas leases and wells/wellbores in Madison County, Texas for $700,000 in October 2014.  The cash transaction included approximately 450 net mineral acres primarily in the Buda and Glen Rose formations.  Management determined this acreage to be non-core and has utilized the proceeds to purchase leaseholds in Gonzales County, Texas in addition to debt service and for general corporate purposes.  All oil and natural gas property sale proceeds were treated as a reduction in the full cost pool with no gain or loss recorded on the sales.

During the year ended March 31, 2014, the Company sold 156 acres of oil and natural gas properties with aggregate gross proceeds of $156,935 in Madison County, Texas.  All oil and natural gas property sale proceeds were treated as a reduction in the full cost pool with no gain or loss recorded on the sales.

Other Property and Equipment

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

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

Lucas records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is amortized over the useful life of the asset. Lucas accrues an abandonment liability associated with its oil and natural gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Lucas’s credit-adjusted risk-free interest rate. No market risk premium has been included in Lucas’s calculation of the ARO balance.

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the future retirement of oil and natural gas properties for the years ended March 31, 2015 and 2014:

	2015	2014
Carrying amount at beginning of year	$978,430	$925,494
Liabilities incurred	-	7,719
Liabilities settled	-	(52,071)
Accretion	110,147	97,288
Reduction for sale of oil and gas property	(36,883)	-
Carrying amount at end of year	$1,051,694	$978,430

NOTE 6 – NOTES PAYABLE

Victory Loan

On February 3, 2015, Victory Energy Corporation (“Victory”) and Lucas entered into a Letter of Intent for Business Combination between Victory and Lucas (the “Letter of Intent”) that outlined the proposed terms under which Victory and Lucas planned to combine through a merger (the “Merger”). In anticipation of the Merger, Victory desired to provide Lucas with loans necessary to allow Lucas to meet working capital requirements and to pay down certain payables so that Lucas could maintain key vendors and cover transaction costs during the period prior to the Merger. As collateral for the loans that were be made by Victory to Lucas, Lucas was to pledge to Victory shares of Lucas common stock pursuant to a pledge and security agreement.

Pursuant to the Loan Agreement, Victory agreed to loan the Company up to $2 million, with $250,000 initially loaned on February 26, 2015 (the “Closing” and the “Initial Draw”).  The Initial Draw, and any other amounts borrowed under the Loan Agreement are evidenced by a Secured Subordinated Delayed Draw Term Note issued by the Company in favor of Victory, which is in an initial amount of $250,000 (the “Draw Note”).  Amounts owed under the Draw Note are secured by the pledge of shares of the Company’s common stock pursuant to the terms of a Pledge Agreement between the Company as pledgor and Victory as secured party (the “Pledge Agreement”).   As of March 31, 2015, Victory had loaned Lucas a total of $350,000, which is recognized as a current liability on the balance sheet as the maturity date for the loan was February 26, 2016.  Subsequent to our year end, Victory loaned Lucas an additional $250,000 for a total of $600,000.

On May 11, 2015, Victory notified Lucas that Victory did not intend to proceed with the Merger and thereby terminated the Letter of Intent.  Thereafter, on June 24, 2015, Lucas and Victory executed a Settlement Agreement and Mutual Release whereby among other things, Lucas acknowledged that Victory has no further obligation to advance any funds to Lucas under the Loan Agreement, the Draw Note or otherwise and that Lucas would issue to Victory 1,101,729 shares of common stock (the “Settlement Shares”) subject to equitable adjustment if there is a stock split, stock combination, stock dividend, recapitalization or similar event relating to Lucas’s common stock prior to the issuance of such Settlement Shares in complete satisfaction of the $600,000 owed to Victory under the Loan Agreement (See “Note 13 – Subsequent Events”).

Rogers Loan

Effective on August 13, 2013, Lucas entered into a Letter Loan Agreement with Louise H. Rogers (the “Letter Loan”).  In connection with the Letter Loan and a Promissory Note entered into in connection therewith, Ms. Rogers loaned the Company $7.5 million (the “Loan”).  The Loan accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default), can be prepaid by Lucas at any time without penalty after November 13, 2013 and is due and payable on August 13, 2015, provided that $75,000 in interest only payments were due on the Loan during the first six months of the term (which were escrowed by Lucas) and beginning on March 13, 2014, Lucas was required to make monthly amortization principal payments equivalent to the sum of fifty-percent of the Loan during months seven through twenty-four of the term (which requirement has since been modified by the amendment described below).  An escrow deposit of $450,000 for the first six months interest was recorded as restricted cash within the balance sheet, with no balance outstanding on the balance sheet as of March 31, 2015.  Lucas is also required to make mandatory prepayments of the loan in the event the collateral securing the Loan does not meet certain thresholds and coverage ratios.  The repayment of the Loan is secured by a security interest in substantially all of Lucas’s assets which was evidenced by a Security Agreement and a Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing. Lucas agreed to pay a $15,000 quarterly administrative fee in connection with the Loan and grant the administrator a warrant to purchase up to 279,851 shares of Lucas’s common stock at an exercise price of $1.35 per share and a term continuing until the earlier of (a) August 13, 2018; and (b) three years after the payment in full of the Loan.  On August 16, 2013, a portion of the funds raised in connection with the Loan were used to repay $3.25 million in outstanding notes issued in April and May 2013.  The Company also capitalized approximately $495,000 in deferred financing costs in relation to expenses incurred in the execution of the Letter Loan.

The Company recorded the fair value of warrants issued in connection with the Note Payable as a discount on the Note and amortizes the discount through non-cash interest expense using the effective interest method over the term of the debt.  The fair value of the 279,851 Letter Loan warrants was recorded as a $127,963 debt discount, of which, $106,640 has been amortized as of March 31, 2015.

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

On November 24, 2014, and effective on November 13, 2014, the Company entered into a Second Amended Letter Loan Agreement (the “Second Amended Letter Loan”) and Second Amended and Restated Promissory Note (the “Second Amended Note”), in connection with the Letter Loan and the Amended Letter Loan.  Pursuant to the Second Amended Letter Loan and Second Amended Note, we restructured the repayment terms of the Amended Letter Loan and Amended Note to defer the principal payment in the amount of $428,327 which was originally due November 13, 2014, until December 13, 2014, as we were in the process of obtaining new financing, which new financing failed to close as a result of the subsequent precipitous decline in oil prices.  Additionally, the Second Amended Letter Loan and Second Amended Note provides that (a) amounts outstanding under the Second Amendment Note will accrue interest at the rate of 15% per annum and (b) additional principal amortization payments of approximately $266,000 are due every three months (beginning January 13, 2015, and ending on July 13, 2015) until maturity, with approximately $3.87 million due on maturity, which maturity date remained August 13, 2015.  Additionally, we agreed to pay all legal expenses of the lender related to the amendments and agreed to pay $15,000 to Robertson, the administrator of the Loan, as additional consideration for the modifications.

We failed to make the required December 13, 2014 principal payment under the terms of the Second Amended Letter Loan.  Specifically, on January 26, 2015, we received notice from a representative of Ms. Rogers that we had defaulted on a payment.  Consequently, the amount owed under the Second Amended Letter Loan and Second Amended Note of approximately $7.1 million accrued at a default interest rate of 18% per annum.  Subsequently, we also failed to make the required January 13, 2015 and February 13, 2015 principal payments under the terms of the Second Amended Letter Loan.

The Company capitalized approximately $88,000 in additional deferred financing costs in relation to expenses incurred in connection with the execution of the Amended Letter Loan and the Second Amended Letter Loan.  Together, with the initial Letter Loan, the Amended Letter Loan and the Second Amended Letter Loan, the Company has paid approximately $1.3 million in cash interest and amortized approximately $458,000 in deferred financing cost as of March 31, 2015.

On February 23, 2015, we entered into a letter agreement (the “Letter Agreement”) with Ms. Rogers.  Pursuant to the Letter Agreement, the parties agreed that the interest payments due under the promissory note for January, February and March 2015 (which January and February 2015 interest payments were not previously made by the Company) would be added to the principal amount of the promissory note and be due at maturity; and that interest only payments on the promissory note at the rate of 12% per annum (compared to 15% per annum pursuant to the Second Amended and Restated Promissory Note, and 18% per annum as a result of various events of default which occurred under the loan documents prior to the parties’ entry into the Letter Agreement) would be due between April 2015 and August 2015 (compared to the terms of the Second Amended and Restated Promissory Note, which required amortizing principal payments every month between December 2014 and August 2015 (which amortizing payments we failed to pay from December to February 2015).  In total, $211,769 was added to the principal amount bringing the total principal balance due to our lender to $7,270,734 or $7,249,411 (net of the remaining $21,323 note discount) per the balance sheet as of March 31, 2015.

The Letter Agreement also provides us the right to extend the maturity date of the promissory note to September 13, 2015, by paying an extension fee of 2% of the remaining balance of the note on or before the current maturity date (August 13, 2015), and to thereafter further extend the maturity date of the promissory note to October 13, 2015, by paying an additional extension fee of 2% of the then remaining balance of the note on or before the September 13, 2015 extended maturity date.

We also agreed to pay the lender all current and past due credit administration and legal fees, a $50,000 loan amendment fee upon final repayment of the promissory note, and to require Victory to provide Rogers a promissory note in the amount of $250,000, payable within 90 days following the termination of our proposed merger transaction with Victory. Subsequently as described below under “Note 13. Subsequent Events”, Victory and Ms. Rogers entered into a settlement agreement providing for the repayment of the $250,000 owed.

The lender agreed to waive the prior defaults under the promissory note upon the parties’ entry into the new agreements.

As a result of terminated Loan Agreement with Victory, the Company failed to make the required May, June and July 2015 interest payments (approximately $73,000 for each month) under the terms of the Letter Agreement.  Consequently, the amount owed under the Second Amended Letter Loan and Letter Agreement of approximately $7.3 million will accrue at a default interest rate of 18% per annum.  No further action has been taken by the Company’s lender against Lucas at this time as we are currently negotiating new loan terms.

The Letter Agreement Note still has an August 31, 2015 maturity date; therefore, the outstanding balance of the Note Payable is $7,249,411 (net of the remaining $21,323 note discount) and listed as a current liability in the balance sheet as of March 31, 2015.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Minimum Commitments.  The Company has operating leases for office space in Houston, Texas and land for a field office in Gonzales, Texas. The Company incurred rental expense of $136,061 and $122,498 for the years ended March 31, 2015 and 2014, respectively.

Future minimum annual rental commitments under non-cancelable leases at March 31, 2015 were approximately $44,324 through March 31, 2016.  There are no subsequent commitments thereafter as of the date of this report.

Legal Proceedings.  From time to time suits and claims against Lucas arise in the ordinary course of Lucas’s business, including contract disputes and title disputes.   Lucas records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

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

NOTE 8 – INCOME TAXES

The Income Tax Expense recognized by the Company in the income statement for the year ended March 31, 2015 relates to a Texas state franchise tax of approximately $44,500 ($31,000 of which was accrued in a prior period), and is not related to any federal income tax.  The Company was not assessed any Texas state franchise taxes in the prior year.

The Company did not record a provision for income taxes for the years ended March 31, 2015 and March 31, 2014, respectively.

	2015	2014
Current taxes:
Federal	$-	$-
State	-	-
	-	-
Deferred taxes:
Federal	-	-
State	-	-
	-	-
Total	$-	$-

The following is a reconciliation between actual tax expense and income taxes computed by applying the U.S. federal income tax rate to income from continuing operations before income taxes for the two years ended March 31, 2015:

	2015	2014
Computed at expected tax rates (34%)	$(1,739,023)	$(1,593,788)
Meals and entertainment	4,798	4,431
State Income tax net of FIT benefit	-	-
Return to accrual true-up	(3,166)	11,329
Change in valuation allowance	1,737,391	1,578,028
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	2015	2014
Deferred tax assets:
Net operating tax loss carryforwards	$13,569,633	$11,236,160
Gain on sale of oil and gas properties	6,338,092	6,172,745
Depletion	1,568,840	1,628,359
Unrealized net loss on available-for-sale securities	123,954	123,954
Share-based compensation	337,769	291,439
Accrued compensation	-	263,426
Tax Credit	-	-
Total deferred tax assets	$21,938,288	$19,716,083

Deferred tax liabilities:
Intangible drilling costs	(8,228,899)	(8,117,962)
Depreciation	(2,723,006)	(2,307,572)
Other	93,288	60,209
Total deferred tax liabilities	(10,858,617)	(10,365,325)

Subtotal	11,079,671	9,350,758
Less: Valuation allowance	(11,079,671)	(9,350,758)
Total	$-	$-

At March 31, 2015, Lucas had estimated net operating loss carry-forwards for federal and state income tax purposes of approximately $39.9 million which will begin to expire, if not previously used, beginning in the year 2029.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

The Company files income tax returns for federal and state purposes.  Management believes that with few exceptions, the Company is not subject to examination by United States tax authorities for tax periods prior to 2010.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

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

On April 29, 2014, in connection with our entry into the Amended Letter Loan Agreement (see “Note 6. Notes Payable”), we agreed to issue 75,000 shares of restricted common stock with a fair market value of $0.63 per share (the closing sales price of the Company’s common stock on April 29, 2014), to Robertson Global Credit, LLC (“Robertson”), the administrator of the Loan, as additional consideration for the modifications.  The listing of the shares was formally approved by the NYSE MKT LLC on May 8, 2014 and subsequently issued to Robertson on May 16, 2014.

In July 2013, Meson Capital Partners LP, an affiliate of Ryan J. Morris, a now former director of the Company, purchased 185,185 restricted shares of common stock directly from the Company in a private transaction for consideration of $250,000 or $1.35 per share ($0.01 above the closing sales price of the Company’s common stock on July 17, 2013).  The Company did not pay any commission in connection with the offering.  The Company used the funds raised in the offering to pay down expenses related to drilling, lease operating, workover activities and for general corporate purposes, including general and administrative expenses.

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

Preferred Stock

Effective October 21, 2014, the holder of our Series A Convertible Preferred Stock converted 1,500 shares of such Series A Convertible Preferred Stock into 1,500,000 shares of our common stock.   Each share of the Series A Convertible Preferred Stock shares is convertible into an aggregate of 1,000 shares of the Company’s common stock and has no liquidation preference and no maturity date.

Treasury Stock

Lucas did not repurchase any shares of its common stock during the two years ended March 31, 2015.  The shares previously purchased are held by Lucas’s transfer agent as Treasury Stock, and the shares are treated as issued, but not outstanding, at March 31, 2015 and 2014.  The shares are recorded at a cost of $49,159.

Warrants

The following summarizes Lucas’s warrant activity for each of the two years ended March 31, 2015:
	2015		2014
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Outstanding at Beginning of Year	4,298,487	$2.53	3,893,636	$2.65
Issued	1,666,666	1.00	604,851	1.43
Expired	(150,630)	2.98	(200,000)	1.00
Outstanding at End of Year	5,814,523	$2.08	4,298,487	$2.53

During the year ended March 31, 2015, no warrants were exercised and warrants to purchase 150,630 shares of our common stock with an exercise price of $2.98 per share expired unexercised.  These warrants were granted in connection with the sale of units in the Company’s unit offering in December 2010 and had an expiration date of July 4, 2014.  The Company granted warrants to purchase 1,666,666 shares of our common stock with an exercise price of $1.00 per share and a term of five years in conjunction with the sale of units in the Company’s unit offering in April 2014.  The warrants became exercisable on April 21, 2014 and will remain exercisable thereafter until April 21, 2019. The warrants are indexed to the Company’s stock and are treated as an equity instrument since the exercise price and shares are known and fixed at the date of issuance, and no other clause in the agreement requires the warrants to be treated as a liability.

During the year ended March 31, 2014, warrants to purchase 200,000 shares of our common stock with an exercise price of $2.00 per share expired unexercised.  These warrants were granted in connection with the sale of units in the Company’s unit offering in September 2012.  These warrants had an expiration date of September 12, 2013. The Company granted warrants to purchase 325,000 shares of our common stock with an exercise price of $1.50 per share and a term of five years in conjunction with the issuance of the April 2013 and May 2013 Notes as well as warrants to purchase 279,851 shares of our common stock with an exercise price of $1.35 per share and a term of five years in conjunction with the Letter Loan.  The warrants are indexed to the Company’s stock and are treated as an equity instrument since the exercise price and shares are known and fixed at the date of issuance, and no other clause in the agreement requires the warrants to be treated as a liability.

At March 31, 2015, the outstanding warrants had no intrinsic value.

NOTE 10 – SHARE-BASED COMPENSATION

Common Stock

On December 27, 2013, the Company's Board of Directors adopted, subject to the ratification of the shareholders, the Company's 2014 Stock Incentive Plan (“2014 Incentive Plan”). At the annual shareholder meeting held on February 13, 2014, Company shareholders approved the 2014 Incentive Plan providing for the Company to issue up to 1,000,000 shares of common stock to officers, directors, employees, contractors and consultants for services provided to the Company.  The Company registered shares to be issued under the 2014 Incentive Plan in a Form S-8 registration statement filed with the SEC in May 2014.  At March 31, 2015, 1,000,000 shares are available for issuance under the 2014 Incentive Plan.

During the annual shareholder meeting held on March 31, 2012, Company shareholders approved the Lucas Energy, Inc. 2012 Stock Incentive Plan (“2012 Incentive Plan”) providing for the Company to issue up to 1,500,000 shares of common stock to officers, directors, employees, contractors and consultants for services provided to the Company.  The Company registered shares to be issued under the 2012 Incentive Plan in a Form S-8 registration statement filed with the SEC in April 2012.  At March 31, 2015, 461,147 shares remained available for issuance under the 2012 Incentive Plan.

During the annual shareholder meeting held on March 30, 2010, Company shareholders approved the Lucas Energy, Inc. Long Term Incentive Plan (“2010 Incentive Plan”) providing for the Company to issue up to 900,000 shares of common stock to officers, directors, employees, contractors and consultants for services provided to the Company.  The Company registered shares to be issued under the 2010 Incentive Plan in a Form S-8 registration statement filed with the SEC in April 2010. At March 31, 2015, 219,318 shares remained available for issuance under the 2010 Incentive Plan.

For the year ended March 31, 2015, Lucas issued 131,002 shares of its common stock with an aggregate grant date fair value of $49,838, which were valued based on the trading value of Lucas’s common stock on the date of grant.  Also, on March 25, 2015, the Company awarded an additional 92,206 shares of its common stock with an aggregate grant fair value of $19,363, which were valued based on the trading value of Lucas’s common stock on the date of grant.  Those common stock awards had yet to be issued as of March 31 2015, and therefore, were recognized as accrued stock payable on the balance sheet.  The shares were awarded according to the employment agreements with certain officers and other managerial personnel.

Additionally, on April 29, 2014, in connection with our entry into the Amended Letter Loan Agreement (see “Note 6. Notes Payable”), we agreed to issue 75,000 shares of restricted common stock at a fair market value of $0.63 per share (the closing sales price of the Company’s common stock on April 29, 2014), to Robertson Global Credit, LLC (“Robertson”), the administrator of the Loan, as additional consideration for the modifications.  The listing of the shares was formally approved by the NYSE MKT LLC on May 8, 2014 and subsequently issued to Robertson on May 16, 2014.

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

Stock Options

The following summarizes Lucas’s stock option activity for each of the two years ended March 31, 2015:

	2015		2014
	Number of Stock Options	Weighted Average Grant Price	Number of Stock Options	Weighted Average Grant Price
Outstanding at Beginning of Period	914,468	$1.39	819,668	$1.55
Granted	100,000	0.22	400,000	1.13
Expired/Cancelled	(391,468)	1.14	(305,200)	1.49
Outstanding at End of Period	623,000	$1.35	914,468	$1.39

Of the Company’s outstanding options, no options were exercised or forfeited during the year ended March 31, 2015, while 216,668 options expired and 174,000 options were cancelled due to the resignation of Ken Daraie, W. Andrew Krusen, Jr. and Ryan J. Morris from the Board of Directors of Lucas on October 10, 2014, and an additional 800 options were canceled due to employee terminations.

During the year ended March 31, 2015, Lucas granted two directors of the Company stock options to purchase an aggregate of 100,000 shares of common stock with a fair value of $13,680, which vested immediately upon issuance with a three year exercise period.  The stock options equaled the closing price of the Company stock on March 25, 2015 ($0.22 per share).  As the stock options vested immediately, the Company recognized $13,860 in compensation expense on March 25, 2015. All grants were valued at fair value on the date of grant based on the market value of Lucas’s common stock using the Black Scholes option pricing model with the following weighted average assumptions used; dividend yield of 0.00%; expected volatility of 176.26%; risk-free interest rate of .02% and expected term of three years.

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

During the year ended March 31, 2014, the Company also granted a director stock options to purchase 50,000 shares of common stock with a fair value of $17,507 to be amortized and recognized as compensation expense over the vesting period in July 2013.  The 50,000 options vest at the rate of 1/12 of such options over the period from July 2013 to June 2014.  The options have a two year exercise period and the exercise price for the options equaled the closing price of the Company stock on July 2, 2013.  All grants were valued at fair value on the date of grant based on the market value of Lucas’s common stock using the Black Scholes option pricing model with the following weighted average assumptions used; dividend yield of 0.00%; expected volatility of 69.83%; risk-free interest rate of .14% and expected term of two years.

Additionally, during the year ended March 31, 2014, Lucas granted the directors of the Company stock options to purchase an aggregate of 225,000 shares of common stock with a fair value of $45,652 to be amortized and recognized as compensation expense over the vesting period.  Of the 225,000 options granted, 200,000 vest at a rate of 1/12 of such options over the period from January 2014 to December 2014 while the remaining 25,000 vest at a rate of 1/6 of such options over the period from July 2014 to December 2014. The options have a three year exercise period and the exercise price for the options equaled the closing price of the Company stock on December 24, 2013 ($0.98 per share).  All grants were valued at fair value on the date of grant based on the market value of Lucas’s common stock using the Black Scholes option pricing model with the following weighted average assumptions used; dividend yield of 0.00%; expected volatility of 52.35%; risk-free interest rate of .14% and expected term of three years.  Of the 225,000 options granted, 150,000 options were subsequently cancelled due to the resignation of Ken Daraie, W. Andrew Krusen, Jr. and Ryan J. Morris from the Board of Directors of Lucas on October 10, 2014.

Compensation expense related to stock options during the year ended March 31, 2015 and March 31, 2014 was $149,947 and $270,106, respectively.

Options outstanding and exercisable at March 31, 2015 and March 31, 2014 had no intrinsic value.  The intrinsic value is based upon the difference between the market price of Lucas’s common stock on the date of exercise and the grant price of the stock options.

At March 31, 2015, unrecognized compensation expense related to non-vested stock options totaled $91,709.  This unrecognized expense is expected to be amortized to expense on a straight-line basis over a weighted average period of 1.6 years.

Options outstanding and exercisable as of March 31, 2015:

Exercise	Remaining	Options	Options
Price	Life (Yrs)	Outstanding	Exercisable
$1.28	0.30	50,000	50,000
$0.98	1.70	75,000	75,000
$1.63	2.60	100,000	50,000
$1.74	2.60	150,000	150,000
$1.61	2.60	50,000	50,000
$1.58	2.90	50,000	-
$0.22	3.00	100,000	100,000
$2.07	5.50	48,000	48,000
	Total	623,000	523,000

NOTE 11 – POSTRETIREMENT BENEFITS

Lucas maintains a matched defined contribution savings plan for its employees.  During the year ended March 31, 2015 and 2014, Lucas's total costs recognized for the savings plan were $41,376 and $31,207, respectively.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the years ended March 31, 2015 and 2014:

	2015	2014
Interest	$782,783	$692,801
Income taxes	44,500	15,000

Non-cash investing and financing activities for the years ended March 31, 2015 and 2014 included the following:

	2015	2014
Additional debt incurred from loan
restructuring	$211,769	-
Conversion of preferred stock to
common stock	2,321,700	-
Issuance of restricted stock for amended loan	47,250	-
Accrued capital expenditures included in
accounts payable and accrued liabilities	617,137	1,577,930
Discounts on notes payable	-	292,464
Increase (Decrease) in asset retirement obligations	(36,883)	7,719

NOTE 13 – SUBSEQUENT EVENTS

Settlement Agreements

Effective on June 25, 2015, (a) we entered into (1) a Compromise Settlement Agreement and Mutual General Release with Earthstone Operating, LLC, Earthstone Energy, Inc., Oak Valley Resources, LLC, Oak Valley Operating LLC and Sabine River Energy, LLC (collectively “Earthstone” and the “Earthstone Settlement”); (2) a Compromise Settlement Agreement and Mutual General Release with Earthstone and Victory Energy Corporation, AEP Assets LLC and Aurora Energy Partners (collectively the “Victory Parties” and the “Earthstone/Victory Settlement”); and (3) a Settlement Agreement and Mutual Release with Victory Energy Corporation (“Victory” and the “Victory Settlement”); and (b) Victory and Louise H. Rogers, our senior lender (“Rogers”) entered into a Settlement Agreement and Mutual Release (the “Rogers Settlement”).

Earthstone Settlement and Earthstone/Victory Settlement

Pursuant to the terms of the Earthstone Settlement and the Earthstone/Victory Settlement, Earthstone agreed to pay us $54,020 (representing the net of amounts previously paid by Victory to Earthstone in connection with the terms of a participation agreement covering certain leases in Karnes County, Texas and certain amounts owed to us in connection with title issues discovered in connection with those leases) and we agreed that we are deemed a non-consenting party in connection with such Wells; and Victory agreed to assign certain oil and gas interests in the Wells which we transferred to Victory in February 2015, to Earthstone. We and Earthstone also agreed to not disparage or talk negatively about each other and further agreed to release each other (the Victory Parties also agreed to release Earthstone pursuant to the Earthstone/Victory Settlement) from any and all claims, demands and causes of action which either party had against the other prior to the June 25, 2015 effective date of the Earthstone/Victory Settlement, whether known or unknown, except in connection with the breach, enforcement or interpretation of the Earthstone/Victory Settlement.

Victory Settlement

Pursuant to the Victory Settlement, we and Victory agreed to terminate any and all obligations between the parties pursuant to that certain February 2, 2015 Letter of Intent for Business Combination (the “Letter of Intent”), pursuant to which we and Victory previously planned to combine our companies, and that certain Pre-Merger Collaboration Agreement dated February 26, 2015, as amended by amendment No. 1 thereto, dated March 3, 2015 (as amended, the “Collaboration Agreement”); that Victory would retain ownership and control over five Penn Virginia well-bores (the “Penn Virginia Well-Bores”) and would also retain the obligations to pay expenses associated with such Penn Virginia Well-Bores effective after August 1, 2014; and that we would also assign Victory rights to another property located in the same field as the Penn Virginia Well-Bores.  We also confirmed the amount of $600,000 previously advanced to us by Victory pursuant to the terms of a prior Pre-Merger Loan and Funding Agreement dated February 26, 2015 (the “Funding Agreement”); that Victory has no further obligations to advance any additional funds to us pursuant to the terms of the Funding Agreement (which originally provided us the right to borrow up to $2 million from Victory); and that we would issue 1,101,729 shares of our restricted common stock to Victory (the “Victory Shares”) in full consideration of the $600,000 owed under the Funding Agreement (which will be held in escrow until the payment of amounts owed to Rogers under the Rogers Settlement described below).  We also agreed to grant Victory piggy-back registration rights in connection with the Victory Shares and Victory agreed to leakout terms associated with the Victory Shares, whereby Victory may not sell through a broker, more than 25,000 of the Victory Shares per day; 125,000 of the Victory Shares per week; and 500,000 of the Victory Shares per month. We and Victory also agreed to release each other from any and all claims, demands and causes of action which either party had against the other prior to the June 25, 2015 effective date of the Victory Settlement, whether known or unknown, in connection with the terminated agreements. The Victory Shares are in lieu of any shares of common stock we were required to pledge to Victory pursuant to the terms of the Funding Agreement and related agreements, provided that we have not issued any pledged shares to Victory to date.

Rogers Settlement

Pursuant to the Rogers Settlement, Victory and Rogers agreed, among other things, to terminate the $250,000 contingently payable note which was issued to Rogers in connection with the entry by us and Victory into the Collaboration Agreement and that Victory would pay Rogers, on or before July 15, 2015, $253,750 (which amount when paid will reduce amounts we owe to Rogers under our loan agreement with Rogers), and that Rogers’ legal counsel will hold the assignment of the Penn Virginia Well-Bores (described above) in escrow until such time as the required payment is made by Victory.

Sale of Karnes County Interests

On June 25, 2015, we closed the sale (effective June 1, 2015) of 139.04 net acres of oil and gas properties located in Karnes County, Texas, to Earthstone Energy, Inc. (“Earthstone Energy”), which included the sale of all working interest, net lease interest and contractual rights owned by us in the Copeland-Karnes Unit and the Griffin Unit (the “Units”), but not any contractual obligations relating to the LEI Copeland-Karnes wellbore and the LEI Griffin wellbore or production therefrom. Earthstone Energy also became the operator of the Units.  The total purchase price paid to us for the purchase was $347,600, along with the grant from Earthstone to us of an option to participate, at cost, for up to 20% of an 8/8ths, in all future operations within the proposed ESTE-Boggs Unit upon successfully obtaining the required funding, provided that we must exercise the option (with proof of funding) on or before August 1, 2015, or such earlier date as Earthstone Energy begins drilling.  We also agreed, in the event we exercise the option, to pay Earthstone Energy for 20% of all costs incurred.

Reverse Stock Split

Pursuant to the authorization provided by the Company’s stockholders at the Company’s March 25, 2015 annual meeting, and in order to meet the continued listing standards of the NYSE MKT, on June 29, 2015, the Board of Directors approved the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect a 1-for-25 reverse stock split of all outstanding common stock shares of the Company, anticipated to be effective on July 15, 2015.

The effect of the reverse stock split will be to combine each 25 shares of outstanding common stock into one new share, with no change in authorized shares or par value per share, and to reduce the number of common stock shares outstanding from approximately 35.1 million shares to approximately 1.4 million shares (prior to rounding). Proportional adjustments will be made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans. The reverse stock split will not affect any shareholder’s ownership percentage of the Company’s common stock, except to the limited extent that the reverse stock split would result in any shareholder owning a fractional share. Fractional shares of common stock will be rounded up to the nearest whole share.

The Company’s trading symbol of “LEI” will not change as a result of the reverse stock split, although it is expected that the letter “D” will be appended to the Company’s ticker for approximately 20 trading days following the effective date to indicate the completion of the reverse stock split. In addition, the common stock will trade under a new CUSIP number, 549333300.

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

PROVED RESERVE SUMMARY

All of the Company's reserves are located in the United States.  The following tables set forth Lucas’s net proved reserves, including proved developed and proved undeveloped reserves, at March 31st for each of the three years in the period ended March 31, 2015, and the changes in the net proved reserves for each of the three years in the period ended March 31, 2015, as estimated by the independent petroleum consulting firm Forrest A. Garb & Associates, Inc.:

	March 31,
	2015	2014	2013
Crude Oil (Bbls)
Net proved reserves at beginning of year	5,038,433	5,131,143	7,023,520
Revisions of previous estimates	(877,009)	(923,465)	(1,980,284)
Purchases in place	1,194,588	-	14,050
Extensions, discoveries and other additions	-	883,983	1,908,362
Sales in place	(38,076)	-	(1,750,278)
Production	(739,401)	(53,228)	(84,227)
Net proved reserves at end of year	4,578,535	5,038,433	5,131,143

Natural Gas (Mcf)
Net proved reserves at beginning of year	3,315,522	2,642,889	10,722,480
Revisions of previous estimates	(85,057)	124,025	(8,721,436)
Purchases in place	815,436	-	-
Extensions, discoveries and other additions	-	548,608	1,336,108
Sales in place	(1,069,121)	-	(685,027)
Production	-	-	(9,236)
Net proved reserves at end of year	2,976,780	3,315,522	2,642,889

Oil Equivalents (Boe)
Net proved reserves at beginning of year	5,591,020	5,571,625	8,810,600
Revisions of previous estimates	(891,186)	(902,795)	(3,433,857)
Purchases in place	1,330,495	-	14,050
Extensions, discoveries and other additions	-	975,418	2,131,047
Sales in place	(216,263)	-	(1,864,449)
Production	(739,401)	(53,228)	(85,766)
Net proved reserves at end of year	5,074,665	5,591,020	5,571,625

RESERVES

During the year ended March 31, 2015, Lucas adjusted its reserves downward by approximately 0.5 million barrels of oil equivalent (Boe) of proved reserves.  In 2015, we added approximately 1.3 million Boe of proved reserves through the purchase of new leases whereby we increased our working interest share from 15% to 100% and through an additional lease purchase on 300 acres in the Eagle Ford Shale in South Texas.  We had a downward revision primarily due to the sale of existing leases of 0.9 million Boe in Madison and Gonzales Counties, Texas, the expiration of 0.3 million Boe on existing leases and the transfer of approximately 0.6 million Boe of proved undeveloped reserves to probable undeveloped reserves.

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

The following table sets forth Lucas’s proved developed and proved undeveloped reserves at March 31, 2015, 2014, and 2013:

	At March 31,
	2015	2014	2013
Proved Developed Reserves
Crude Oil (Bbls)	149,124	186,610	251,243
Natural Gas (Mcf)	-	-	-
Oil Equivalents (Boe)	149,124	186,610	251,243

Proved Undeveloped Reserves
Crude Oil (Bbls)	4,429,621	4,852,075	4,879,900
Natural Gas (Mcf)	2,975,518	3,314,009	2,642,894
Oil Equivalents (Boe)	4,925,541	5,404,410	5,320,382

Proved Reserves
Crude Oil (Bbls)	4,578,745	5,038,685	5,131,143
Natural Gas (Mcf)	2,975,518	3,314,009	2,642,894
Oil Equivalents (Boe)	5,074,665	5,591,020	5,571,625

*The Company engaged Forrest Garb & Associates, an independent reserve engineering firm, to provide a reserve report on the Company’s properties.  The reserve report has been included as Exhibit 99.1 to the Form 10-K which these financial statements are filed with.

Proved Undeveloped Reserves

For the year ended March 31, 2015, total proved undeveloped reserves (PUDs) decreased by 0.5 million Boe to 4.9 million Boe.  The proved undeveloped reserve decrease was primarily due to:

•	transfer of approximately 0.6 million Boe of PUDs to probable undeveloped reserves as there has been no development within five years since initial disclosure;

•	reduction of approximately 0.3 million Boe of PUDS due to expiring leases;

•	sales of existing leases of 0.9 million Boe in Madison and Gonzales County, Texas; and

•	new PUD reserve additions of approximately 1.3 million Boe primarily due to the purchase of PUDS in new leases located in Gonzales County, Texas.

We had no proved developed non-producing Boe and we transferred no amounts of proved undeveloped reserves to proved developed reserves during the fiscal year ended March 31, 2015.  In addition, our plan is to convert our remaining PUD balance as of March 31, 2015 to proved developed reserves within five years or prior to the end of fiscal year 2020 provided that we are able to obtain adequate funding and capital over the time period.

Our reserves concentrate mainly in the Eagle Ford, Austin Chalk, Buda and Glen Rose formations.  At March 31, 2015, Lucas’s proved reserves for the Eagle Ford and Austin Chalk formations were 5.06 million Boe, or 99% of the total proved developed and undeveloped reserves of 5.1 million Boe.

The following table sets forth Lucas’s net reserves in Boe by reserve category and by formation at March 31, 2015 and 2014:

	Proved Developed	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
Eagle Ford
At March 31, 2015	16,339	-	4,925,541	4,941,880
At March 31, 2014	24,844	-	4,365,495	4,390,339

Austin Chalk
At March 31, 2015	123,053	-	-	123,053
At March 31, 2014	159,267	-	661,886	821,153

Eaglebine
At March 31, 2015	9,654	-	-	9,654
At March 31, 2014	1,924	-	269,451	271,375

Other
At March 31, 2015	78	-	-	78
At March 31, 2014	575	-	107,578	108,153

Total
At March 31, 2015	149,124	-	4,925,541	5,074,665
At March 31, 2014	186,610	-	5,404,410	5,591,020

Capitalized Costs Relating to Oil and Natural Gas Producing Activities. The following table sets forth the capitalized costs relating to Lucas’s crude oil and natural gas producing activities at March 31, 2015 and 2014:

	At March 31,
	2015	2014
Proved leasehold costs	$11,062,137	$11,354,136
Costs of wells and development	37,520,061	37,447,018
Capitalized asset retirement costs	717,337	752,915
Total cost of oil and gas properties	49,299,535	49,554,069
Accumulated depreciation and depletion	(12,336,704)	(10,991,064)
Net Capitalized Costs	$36,962,831	$38,563,005

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in Lucas’s oil and natural gas property acquisition, exploration and development activities for the years ended March 31, 2015 and 2014:

	2015	2014
Acquisition of properties
Proved	$623,049	$69,622
Unproved	-	-
Exploration costs	-	-
Development costs	431,596	4,923,864
Total	$1,054,645	$4,993,486

Results of Operations for Oil and Natural Gas Producing Activities. The following table sets forth the results of operations for oil and natural gas producing activities for the years ended March 31, 2015 and 2014:

	2015	2014
Crude oil and natural gas revenues	$3,000,886	$5,219,752
Production costs	(1,743,282)	(2,611,401)
Depreciation and depletion	(1,345,640)	(2,006,899)
Results of operations for producing activities,
excluding corporate overhead and interest costs	$(88,036)	$601,452

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves.  The following information has been developed utilizing procedures prescribed by ASC Topic 932 and based on crude oil and natural gas reserves and production volumes estimated by the independent petroleum consultants of Lucas.  The estimates were based on a 12-month average of first-of-the-month commodity prices for the years ended March 31, 2015 and 2014.  The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating Lucas or its performance.  Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of Lucas.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of Lucas’s oil and natural gas reserves as of March 31, 2015 and 2014:

	At March 31,
	2015	2014
Future cash inflows	$374,469,316	$496,052,800
Future production costs	(70,065,325)	(71,213,209)
Future development costs	(126,152,047)	(164,412,073)
Future income taxes	(33,379,551)	(66,164,897)
Future net cash flows	144,872,393	194,262,621
Discount to present value at 10% annual rate	(83,243,677)	(110,745,133)
Standardized measure of discounted future net
cash flows relating to proved oil and gas
reserves	$61,628,716	$83,517,488

Changes in Standardized Measure of Discounted Future Net Cash Flows.  The following table sets forth the changes in the standardized measure of discounted future net cash flows at March 31, for each of the two years in the period ended March 31, 2015:

	2015	2014
Standardized measure, beginning of year	$83,517,488	$98,152,043
Crude oil and natural gas sales, net of production costs	(1,257,604)	(2,608,351)
Net changes in prices and production costs	(23,703,375)	(23,873,872)
Extensions, discoveries, additions and improved recovery	-	19,410,988
Changes in estimated future development costs	(13,553,335)	9,945,359
Development costs incurred	-	4,117,630
Revisions of previous quantity estimates	(17,805,836)	(36,912,080)
Accretion of discount	11,773,137	13,262,897
Net change in income taxes	14,242,584	6,022,118
Purchases of reserves in place	20,043,730	-
Sales of reserves in place	(13,408,272)	-
Change in timing of estimated future production	1,780,199	(3,999,244)
Standardized measure, end of year	$61,628,716	$83,517,488

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our principal executive officer and interim principal financial officer, have concluded that, as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer/Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the criteria framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2015.

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

Limitations on the Effectiveness of Controls

The Company’s disclosure controls and procedures are designed to provide the Company’s Chief Executive Officer and Interim Chief Financial Officer with reasonable assurances that the Company’s disclosure controls and procedures will achieve their objectives. However, the Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within the company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and such design may not succeed in achieving its stated objectives under all potential future conditions.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

The following table sets forth the names, ages, and offices held by our directors and executive officers:

Name	Position	Date First Elected/Appointed	Age
Anthony C. Schnur	President, Chief Executive Officer, Interim Chief Financial Officer, Interim Treasurer, Interim Secretary and Director	December 12, 2012	49
J. Fred Hofheinz	Director	September 18, 2008	77
Fred S. Zeidman	Director	June 24, 2013	68

Information Concerning the Board of Directors and its Committees.

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have historically compensated our directors for service on the Board of Directors (the “Board”) and committees thereof through the issuance of shares of common stock and nominal cash compensation for meeting fees. Additionally, we reimburse directors for expenses incurred by them in connection with the attendance at meetings of the Board and any committee thereof (as described below). The Board appoints annually the executive officers of the Company and the executive officers serve at the discretion of the Board.

The business experience of each of the persons listed above during the past five years is as follows:

ANTHONY C. SCHNUR, PRESIDENT, CHIEF EXECUTIVE OFFICER, INTERIM CHIEF FINANCIAL OFFICER, INTERIM TREASURER, INTERIM SECRETARY AND DIRECTOR

Effective February 14, 2014, Mr. Schnur was appointed as a member of the Board of Directors. Effective December 12, 2012, the Company appointed Mr. Schnur, as Chief Executive Officer after initially being appointed as the Chief Financial Officer of the Company on November 1, 2012.  Effective April 4, 2013, the Company appointed William J. Dale as Chief Financial Officer and Mr. Schnur relinquished his duties as Chief Financial Officer at that time.  Mr. Dale subsequently resigned as Chief Financial Officer effective September 30, 2013, and since that time Mr. Schnur has served as Interim Chief Financial Officer, Interim Treasurer and Interim Secretary. Mr. Schnur is a results oriented manager with a history of positioning companies for growth, preserving value and return of capital. By removing systemic organizational obstacles, streamlining operations and implementing efficient financial controls, profit was achieved and underperforming organizations turned around. Prior to joining Lucas in November 2012, from March 2010 to October 2012, Mr. Schnur served as the CFO of Chroma Oil & Gas; a private equity backed E&P with operations in Texas and Louisiana. For eight years prior to that, Mr. Schnur was an independent executive where he held various non-traditional employee/consultant/CFO/advisor roles. He has developed strategic business plans, raised debt and equity capital, and provided asset management, cash flow forecasts, transaction modeling and development planning for both start-ups and special situations. On three separate occasions Mr. Schnur was asked to lead work-out/turn-around initiatives in the E&P space. Over twenty years of extensive oil and gas and financial management positions have afforded him experience in several different financial functions, as well as Human Resources and Information Technology roles. Previous positions include Director of Structured Transactions for Aquila Energy Capital Corporation, Natural Gas marketer for Aquila Energy Marketing and tenures with Cargill, Inc., National City Bank and PNC Corp.

Mr. Schnur obtained a Bachelor of Science in Business Administration in Finance from Gannon University in 1987 and a Masters of Business Administration from Case Western Reserve University in 1992.  Mr. Schnur is a member of the Independent Petroleum Association of America; Texas Independent Producers & Royalty Owners Association; and the ADAM-Houston, Acquisitions and Divestitures Group.

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

FRED S. ZEIDMAN – DIRECTOR

Over the course of his distinguished 45-year career, Mr. Zeidman has been involved in numerous high-profile workouts, restructurings and reorganizations. He was former CEO, President and Chairman of Seitel, Inc., a Houston-based provider where he was instrumental in the successful turnaround of the Company. He most recently served as Chief Restructuring Officer of Transmeridian Exploration, Inc. and Interim President of Nova Biosource Fuels, Inc., a publicly traded refiner and marketer of renewable biodiesel fuel products. He held the post of Chairman of the Board and CEO of Unibar Corporation, the largest domestic independent drilling fluids company, until its sale to Anchor Drilling Fluids in 1992.

Mr. Zeidman, Chairman Emeritus of the United States Holocaust Memorial Council was appointed by President George W. Bush in March 2002 and served in that position from 2002-2010. A prominent Houston based business and civic leader, Mr. Zeidman also is Chairman Emeritus of the University of Texas Health Science System Houston and interim Chief Financial Officer of the Texas Heart Institute. He is also the National Campaign Chairman of Development Corp of Israel (Israel Bonds).

In December 2014, Mr. Zeidman was appointed as Chairman of Gordian Group LLC, a U.S. investment bank specializing in board level advice in complex, distressed or “story” financial matters. Mr. Zeidman currently serves as Chairman of the Board of Petroflow Energy, and as a Director of Petro River Oil, Hyperdynamics Corp., Straight Path Communications, Inc. and Prosperity Bank in Houston. He was formerly Chairman of the Board of SulphCo Inc. and Bankruptcy Trustee of AremisSoft Corp.

Mr. Zeidman holds a Bachelor’s degree from Washington University in St. Louis and a Master’s in Business Administration from New York University.

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

Board Leadership Structure

Historically, the roles of Chairman and Chief Executive Officer of the Company have been held separately. However, since the resignation of Ken Daraie on October 10, 2014, who served as the Chairman of the Board of Directors of the Company at the time of his resignation, the Company’s Board of Directors has operated without a Chairman. While the Board of Directors may seek to appoint a Chairman in the future, at the current time our Board of Directors believes that oversight of our company can adequately be overseen by our Board of Directors as a whole, and this responsibility can be properly discharged without a Chairman. Our Chief Executive Officer, Mr. Schnur, facilitates communications between members of our Board of Directors and prepares the agenda for each Board meeting. All of our directors are encouraged to make suggestions for Board of Director’s agenda items or pre-meeting materials. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

Board of Directors Meetings

For the fiscal year ending March 31, 2015, the Board held twenty meetings and took various other actions via the unanimous written consent of the Board of Directors and the various committees described below. All directors attended at least 75% of the Board of Directors meetings and committee meetings relating to the committees on which each director served. All of the then current directors attended our fiscal year 2014 Annual Shareholder meeting held on March 25, 2015. The Company encourages, but does not require all directors to be present at annual meetings of shareholders.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that all filings required to be made under Section 16(a) during 2015 were timely made, except that Anthony C. Schnur, our Chief Executive Officer and director, inadvertently failed to timely report four transactions on Form 4; Fred S. Zeidman, our director, inadvertently failed to timely report one transaction on Form 4; and J. Fred Hofheinz inadvertently failed to timely report one transaction on Form 4.

Pursuant to SEC rules, we are not required to disclose in this filing any failure to timely file a Section 16(a) report that has been disclosed by us in a prior annual report or proxy statement.

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

We intend to disclose any amendments to our Code of Ethics and any waivers with respect to our Code of Ethics granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions on our website at www.lucasenergy.com within four business days after the amendment or waiver. In such case, the disclosure regarding the amendment or waiver will remain available on our website for at least 12 months after the initial disclosure. There have been no waivers granted with respect to our Code of Ethics to any such officers or employees.

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

COMMITTEES OF THE BOARD

The Board has a standing Audit Committee, Compensation Committee, and Nominating and Governance Committee. Each of the two (2) members of our Board of Directors, other than Mr. Schnur (who serves as our Chief Executive Officer and Interim Chief Financial Officer) are “independent” as defined in Section 803(A) of the NYSE MKT LLC Company Guide.

Board Committee Membership

	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Anthony C. Schnur
J. Fred Hofheinz	M	M	C
Fred S. Zeidman	C	C	M

C - Chairman of Committee.
M – Member.

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

The Board has determined that Mr. Hofheinz and Mr. Zeidman are “independent,” and that Mr. Zeidman is an “audit committee financial expert” (as defined in the SEC rules) because he has the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America (“GAAP”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Mr. Zeidman has acquired these attributes by means of having held various positions that provided relevant experience, as described in his biographical information above.

For the fiscal year ending March 31, 2015, the Audit Committee held four meetings and took various other actions via written consent. The Audit Committee’s charter is available on our website at www.lucasenergy.com at “Governance” - “Policies” and was filed as Exhibit 14.3 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009.

Compensation Committee

The Compensation Committee is responsible for the administration of our stock compensation plans, approval, review and evaluation of the compensation arrangements for our executive officers and directors and oversees and advises the Board on the adoption of policies that govern the Company’s compensation and benefit programs. In addition, the Compensation Committee has the authority, at its discretion and at our expense, to retain advisors to advise the Compensation Committee. The Compensation Committee may delegate its authority to subcommittees of independent directors, as it deems appropriate.

For the fiscal year ending March 31, 2015, the Compensation Committee held no meetings, but took various other actions via written consent. The Compensation Committee’s charter is available on our website at www.lucasenergy.com at “Governance” - “Policies” and was filed as Exhibit 14.5 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009.

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

Executive Sessions of the Board of Directors

The independent members of the Board of Directors of the Company meet in executive session (with no management directors or management present) from time to time, but at least once annually. The executive sessions include whatever topics the independent directors deem appropriate.

Nominations for the Board of Directors

As described above, the Nominating and Governance Committee will consider qualified director candidates recommended in good faith by shareholders, provided those nominees meet the requirements of NYSE MKT and applicable federal securities law. The Nominating and Governance Committee’s evaluation of candidates recommended by shareholders does not differ materially from its evaluation of candidates recommended from other sources. Any shareholder wishing to recommend a nominee should submit the candidate’s name, credentials, contact information and his or her written consent to be considered as a candidate. These recommendations should be submitted in writing to the Company, Attn: Corporate Secretary, Lucas Energy, Inc., 3555 Timmons Lane, Suite 1550, Houston, Texas 77027. The proposing shareholder should also include his or her contact information and a statement of his or her share ownership. The Committee may request further information about shareholder recommended nominees in order to comply with any applicable laws, rules, the Company’s Bylaws or regulations or to the extent such information is required to be provided by such shareholder pursuant to any applicable laws, rules or regulations.

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

Name and Principal	Fiscal			Stock	Option	All Other
Position	Year	Salary	Bonus	Awards	Awards	Comp	Total
Anthony C. Schnur (1)(2)	2015	$ 290,000	$ -	$ 20,000	$ -	$ -	$ 310,000
Chief Executive Officer and	2014	290,000	-	20,000	-	-	310,000
Interim Chief Financial Officer

William J. Dale (1)(3)	2014	$ 183,333	$ -	$ 20,000	$ -	$ -	$ 203,333
Former Chief Financial Officer

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

(1) Effective November 1, 2012, the Company appointed Anthony C. Schnur as the Company’s Chief Financial Officer, Treasurer and Secretary. On December 14, 2012, and effective December 12, 2012, the Board of Directors of the Company appointed Anthony C. Schnur, as the Chief Executive Officer and effective April 4, 2013, the Company appointed William J. Dale as the Company’s Chief Financial Officer, Treasurer and Secretary.

Effective September 30, 2013, the Company accepted the resignation of William J. Dale, as the Chief Financial Officer, Treasurer and Secretary of the Company, and appointed Anthony C. Schnur as the Company’s Interim Chief Financial Officer in addition to Mr. Schnur maintaining his current role as Chief Executive Officer.

(2) During the year ended March 31, 2015, Mr. Schnur was paid a cash salary of $290,000. Mr. Schnur was issued a net of 62,409 shares of common stock under the Company’s 2012 Stock Incentive Plan (the “2012 Plan”) after forfeiting shares for the payment of taxes. The Company recorded $20,000 for shares issued to Mr. Schnur.

During the year ended March 31, 2014, Mr. Schnur was paid a cash salary of $290,000. Mr. Schnur was issued a net of 13,797 shares of common stock under the Company’s 2012 Plan after forfeiting shares for the payment of taxes. The Company recorded $20,000 for shares issued to Mr. Schnur.

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

Employment Agreements

Anthony C. Schnur

Effective November 1, 2012, the Company entered into an Employment Agreement with Mr. Schnur to serve as the Chief Financial Officer of the Company, which agreement was amended and restated effective December 12, 2012, in connection with his appointment as Chief Executive Officer. The agreement has a term of two years, expiring on October 31, 2014, provided that the agreement is automatically extended for additional one year terms, unless either party provides notice of their intent not to renew within the 30 day period prior to any automatic renewal date, and as neither party provided notice of their intent to terminate in fiscal 2014, the agreement automatically extended for an additional one year term until October 31, 2015. The Company agreed to pay Mr. Schnur a base annual salary of $310,000 during the term of the agreement, of which $290,000 is payable in cash and $20,000 is payable in shares of the Company’s common stock. The stock consideration due under the agreement is payable in quarterly installments at the end of each quarter, based on the stock price on the last day of each quarter. Mr. Schnur is also eligible for an annual bonus of up to 30% of his base salary in cash or stock.

In the event the Employment Agreement is terminated by the Company for a reason other than cause (as described in the Employment Agreement) or by Mr. Schnur for good reason (as described in the Employment Agreement), Mr. Schnur is due in the form of a lump sum payment, the product of the base salary and bonus he was paid under the agreement for the prior 12 month period, provided that if such termination occurs six months before or 24 months following the occurrence of a Change of Control (as described in the Employment Agreement), Mr. Schnur is due 200% of the amount described above upon such termination. If Mr. Schnur’s employment is terminated as a result of death or Disability (as defined in the agreement), the Company will pay his base salary which would have been payable to Mr. Schnur through the date his employment is terminated and all amounts actually earned, accrued or owing as of the date of termination. If Mr. Schnur’s employment is terminated for Cause or Mr. Schnur voluntarily terminates his employment, the Company will pay his base salary and all amounts actually earned, accrued or owing as of the date of termination and he will be entitled for a period of three months after termination to exercise all Options granted to him under his employment agreement or otherwise to the extent vested and exercisable on the date of termination. Mr. Schnur’s employment agreement contains no covenant-not-to-compete or similar restrictions after termination. Additionally, any and all unvested Options are forfeited upon the termination of the Employment Agreement.

William J. Dale (Terminated)

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

*****

Other resources utilized in the Company’s operations are typically contractors or sub-contractors of vendors and service providers that are not owned directly or indirectly by the Company or any officer, director or shareholder owning greater than five percent (5%) of our outstanding shares, nor are they members of the referenced individual’s immediate family. Such sub-contracting engagement and per job payments are commonplace in the Company’s business. The Company expects to continue to utilize and pay such service providers and third party contractors as necessary to operate its day-to-day field operations.

Outstanding Equity Awards at March 31, 2015

The following table summarizes certain information regarding unexercised stock options outstanding as of March 31, 2015 for each of the Named Officers.

Name	Number of securities underlying unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Anthony C. Schnur
Chief Executive Officer and Interim Chief Financial Officer	150,000	-	-	$1.74	10/31/17
	50,000	-	-	$1.61	1/8/18
	-	-	50,000	$1.58	10/31/17

DIRECTOR COMPENSATION

The following table sets forth compensation information with respect to our directors during our fiscal year ended March 31, 2015.

Name	Fees Earned or Paid in Cash ($)*	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Anthony C. Schnur	$-	$-	$-	$-
Fred S. Zeidman	$22,500	$6,840	$-	$29,340
J. Fred Hofheinz	$20,500	$6,840	$-	$27,340
Ken Daraie (1)	$14,000	$-	$-	$14,000
W. Andrew Krusen, Jr. (1)	$11,000	$-	$-	$11,000
Ryan J. Morris (1)	$11,000	$-	$-	$11,000

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

(1) Resigned as a director effective October 10, 2014.

(2) Represents the fair value of the grant of certain options to purchase shares of our common stock calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

Effective January 1, 2014, the Compensation Committee approved the following cash compensation for the Board of Directors: (a) each member of the Board of Directors will be paid $5,000 per calendar quarter ($20,000 per year) for services to the Board of Directors; (b) the Chairman of the Board of Directors (currently vacant) will receive an additional $1,000 per quarter; (c) the Chairman of the Compensation Committee and Nominating and Governance Committee will receive an additional $500 per quarter; and (d) the Chairman of the Audit Committee will receive an additional $1,000 per quarter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of common stock of the Company as of July 14, 2015 for the following: (i) each person or entity who is known to the Company to beneficially own more than 5% of the outstanding shares of the Company’s common stock; (ii) each of the Company’s directors; (iii) the Company’s Chief Executive Officer and each of the named executive officers of the Company listed in the Executive Compensation table above; and (iv) all directors and executive officers of the Company as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of July 14, 2015, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (#)

Executive Officers and Directors
Common Stock	Anthony C. Schnur	372,012 (1)	1.0%
Common Stock	J. Fred Hofheinz	1,029,260 (2)	2.8%
Common Stock	Fred S. Zeidman	75,000 (3)	* %

All Executive Officers and Directors as a Group (Three Persons) (4)		1,476,272	4.0%

5% Shareholders

Common Stock	John B. Helmers and A. Glenn Helmers (5)	4,344,834	12.0%

Common Stock	Ironman Energy Partners, L.P., Ironman Energy Partners II, L.P., Ironman Capital Management, LLC and G. Bryan Dutt (6)	3,113,671	8.4%

Common Stock	Ironman Energy Master Fund, Ironman Energy Capital, L.P., and Ironman Energy Capital (QP), L.P. (6)	2,547,502	6.9%
Common Stock	Terry Lee Butler (7)	1,821,000	5.0%

(#)	Calculated based on 36,354,973 shares outstanding as of July 14, 2015, which number does not take into account our 1:25 reverse stock split anticipated to take effect on July 15, 2015.

* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)
Includes (a) options to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.74 per share, which expire if unexercised on October 31, 2017; and (b) options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.61 per share which expire if unexercised on January 8, 2018, but does not include options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.58 per share, which have not vested to Mr. Schnur to date (and do not vest within the next 60 days). A total of 42,000 of the shares held by Mr. Schnur are held in his IRA.

(2)
Includes options to purchase 24,000 shares of common stock which have an exercise price of $2.07 per share which expire on October 7, 2020. Also, includes options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.15 per share, which are exercisable until December 20, 2014. Also includes options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.98 per share, which are exercisable until December 24, 2016. Also includes options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.22 per share, which are exercisable until March 25, 2018.

(3)
Includes options to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.98 per share, which are exercisable until December 24, 2016. Also includes options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.22 per share, which are exercisable until March 25, 2018.

(4)
Not included in the table above is William J. Dale, who resigned as Chief Financial Officer of the Company on September 30, 2013, who is a named executive officer as defined in Item 402(a)(3) of Regulation S-K. Pursuant to the Company’s record stockholders list, Mr. Dale does not hold any beneficial ownership in the Company. The Company is not in contact with and has no way of verifying Mr. Dale’s ownership in the Company.

(5)
Based on a Schedule 13D filed with the SEC on September 23, 2015 by Condagua, LLC, John B. Helmers and A. Glenn Helmers, each with an address of PMB 426, 1357 Ashford Avenue, San Juan, PR 00907: (a) A. Glenn Helmers is the beneficial owner of 2,678,168 shares of common stock held by Condagua, LLC, and is the beneficial owner of the 1,666,666 shares of common stock held individually by John B. Helmers, her husband; (b) John B. Helmers may be deemed to beneficially own the 2,678,168 shares of common stock held by Condagua, LLC, as the authorized trader of Condagua, LLC; (c) John B. Helmers individually owns 1,666,666 shares of common stock; (d) John B. Helmers and A. Glenn Helmers may direct the vote and disposition of the 2,678,168 shares of common stock held by Condagua, LLC; (d) John B. Helmers and A. Glenn Helmers may direct the disposition of the 1,666,666 shares owned by John B. Helmers; and (e) John B. Helmers has the sole right to vote the 1,666,666 shares of common stock he individually owns. We make no representation as to the accuracy or completeness of the information reported.

(6)
Based on a Schedule 13G filed with the SEC on January 14, 2014 and amended on February 13, 2015 by Ironman Energy Master Fund (“Master Fund” and another private investment fund managed by Ironman Energy II, the “Private Fund”, and the “Funds”)), Ironman Energy Capital, L.P.(“Ironman Capital”), Ironman Energy Capital (QP), L.P.(“Ironman Capital QP”), Ironman Energy Partners, L.P.(“Ironman Energy”), Ironman Energy Partners II, L.P.(“Ironman Energy II”), Ironman Capital Management, LLC (“Ironman Management”) and G. Bryan Dutt, with an address of 2211 Norfolk, Suite 611, Houston, TX 77098. The Schedule 13G reported that (a) the Master Fund, Ironman Capital and Ironman Capital (QP) are the beneficial owners of 3,113,671 shares of common stock held by the Master Fund, consisting of 2,280,338 shares of common stock and warrants exercisable into 833,333 shares of common stock; (b) Ironman Energy, Ironman Energy II, Ironman Management and Mr. Dutt are the beneficial owners of 2,547,502 shares of common stock held by the Funds, consisting of 1,964,169 shares of common stock and warrants exercisable into 583,333 shares of common stock; (c) Ironman Capital and Ironman Capital QP may be deemed to beneficially own the shares of common stock held by the Master Fund as a result of being the general partners of the Master Fund; (d) Ironman Energy may be deemed to beneficially own the shares of common stock held by the Funds as a result of being the general partner of Ironman Capital, Ironman Capital QP and the Private Fund; (e) Ironman Energy II may be deemed to beneficially own the shares of common stock held by the Funds as a result of being the investment manager of the Funds; (f) Ironman Management may be deemed to beneficially own the shares of common stock held by the Funds as a result of being the general partner of Ironman Energy and Ironman Energy II; (g) Mr. Dutt may be deemed to beneficially own the shares of common stock held by the Funds as a result of being the managing member of Ironman Management; (h) the Master Fund, Ironman Capital and Ironman Capital (QP) may direct the vote and disposition of the 3,113,671 shares of common stock held by the Master Fund; and (i) the Master Fund, Ironman Capital and Ironman Capital (QP) may direct the vote and disposition of the 2,547,502 shares of common stock held by the Master Fund and Ironman Energy, Ironman Energy II, Ironman Management and Mr. Dutt may direct the vote and disposition of the 3,113,671 shares of common stock held by the Funds. We make no representation as to the accuracy or completeness of the information reported.

(7)
Based solely on the Schedule 13G filed by Terry Lee Butler on May 11, 2015.  Pursuant to the Schedule 13G, Mr. Bulter’s address is 408 Sapphire St., Redondo Beach, CA 90277-4276. We make no representation as to the accuracy or completeness of the information reported.

Lucas Incentive Compensation Plans

The Company shareholders approved the Lucas Energy, Inc. 2014 Stock Incentive Plan (“2014 Incentive Plan”) at the annual shareholder meeting held on February 13, 2014. The 2014 Incentive Plan provides the Company with the ability to offer (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing, to employees, consultants and contractors as provided in the 2014 Incentive Plan. Shares issuable under the 2014 Incentive Plan were registered on a Form S-8 registration statement that was filed with the SEC on May 15, 2014. The NYSE MKT approved this listing application for the shares issuable under the 2014 Incentive Plan on May 22, 2014.

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

The Company shareholders approved the Lucas Energy, Inc. 2010 Long Term Incentive Plan (“2010 Incentive Plan”) at the annual shareholder meeting held on March 30, 2010. The 2010 Incentive Plan provides the Company with the ability to offer (1) incentive stock options, (2) non-qualified stock options, and (3) restricted shares (i.e., shares subject to such restrictions, if any, as determined by the Compensation Committee or the Board) to employees, consultants and contractors as performance incentives. Shares issuable under the 2010 Incentive Plan were registered on a Form S-8 registration statement that was filed with the SEC on April 23, 2010. The NYSE MKT approved this listing application for the shares issuable under the 2010 Incentive Plan on May 6, 2010.

Under the 2010 Incentive Plan, 900,000 shares of the Company’s common stock are authorized for initial issuance or grant, under the 2012 Incentive Plan, 1,500,000 shares of the Company’s common stock are authorized for initial issuance or grant, and under the 2014 Incentive Plan, 1,000,000 shares of the Company’s common stock are authorized for issuance or grant. As of July 14, 2015, there was an aggregate of 219,318 available for issuance or grant under the 2010 Incentive Plan, an aggregate of 461,147 securities were available for issuance or grant under the 2012 Incentive Plan and an aggregate of 1,000,000 securities available for issuance or grant under the 2014 Incentive Plan for future issuances and grants, respectively. The number of securities available under the 2010, 2012 and 2014 Plans is reduced one for one for each security delivered pursuant to an award under the Plans. Any issued or granted security that becomes available due to expiration, forfeiture, surrender, cancellation, termination or settlement in cash of an award under the Incentive Plans may be requested and used as part of a new award under the Plans.

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

Equity Compensation Plan Information*
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding those in column (a))
Equity compensation plans approved by the security holders	623,000	$1.35	1,680,465
Equity compensation plans not approved by the security holders	-	-	-
Total	623,000	$1.35	1,680,465

* Does not take into account the 1:25 reverse stock split anticipated to take effect July 15, 2015
(a)
Includes any compensation plan and individual compensation arrangement of the Company under which equity securities of the Company are authorized for issuance to employees, or non-employees including directors, consultants, advisors, vendors, customers, suppliers or lenders in exchange for consideration in the form of goods or services, as of March 31, 2015.

(b)	Includes the weighted average exercise price of outstanding options, warrants, and rights identified in (a).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation”, there have been no transactions since the beginning of the Company’s last fiscal year, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds $120,000, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, or any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

Effective April 4, 2013, the Company appointed William J. Dale as the Company’s Chief Financial Officer, Treasurer and Secretary. Effective April 4, 2013, the Company entered into an Employment Agreement with Mr. Dale, described in greater detail above under “Item 11. Executive Compensation” - “Employment Agreements” – “William J. Dale (Terminated)”. Mr. Dale subsequently resigned as Chief Financial Officer effective September 30, 2013.

Effective April 4, 2013, the Company entered into a Loan Agreement with various lenders (the “Loan Agreement”) pursuant to which such lenders loaned the Company an aggregate of $2,750,000 to be used for general working capital. The lenders included entities beneficially owned by our then directors and now former directors, Ken Daraie (which entity loaned us $2,000,000) and W. Andrew Krusen, Jr. (which entities loaned us $250,000), as well as an unrelated third party which loaned the Company $500,000. The loans provided were documented by Promissory Notes (the “Notes”) which accrued interest at the rate of 14% per annum, with such interest payable monthly in arrears and were due and payable on October 4, 2013. The Note holders were each paid their pro rata portion of a commitment fee ($55,000) and were each granted their pro rata portion of warrants to purchase 275,000 shares of the Company’s common stock which were evidenced by Common Stock Purchase Warrants. The warrants have an exercise price of $1.50 per share, a term of five years and cashless exercise rights in the event the shares issuable upon exercise of the warrants are not registered with the Securities and Exchange Commission. The repayment of the Notes was secured by a first priority security interest in one hundred (100) barrels of oil per day of net production from the Company’s owned and operated oil and gas properties, and all payments and proceeds associated therewith. The Notes were subsequently repaid by the Company in connection with funds raised through an August 2013 Letter Loan Agreement pursuant to which the Company raised $7.5 million.

Effective July 2, 2013, the Board of Directors granted Fred S. Zeidman, our director, options to purchase up to 50,000 shares of our common stock at an exercise price of $1.28 per share, which expire if unexercised on July 2, 2015, and vest at the rate of 1/12th of such options per month beginning August 1, 2013.

On July 17, 2013, Meson Capital Partners LP (“Meson LP”) purchased 185,185 restricted shares of our common stock in a private transaction for consideration of $250,000 or $1.35 per share ($0.01 above the closing sales price of our common stock on July 17, 2013). Securities owned directly by Meson LP, are owned indirectly by Meson Capital Partners LLC (“Meson LLC”) by virtue of it being the general partner of Meson LP and by Ryan J. Morris, a then director and now former director of the Company, by virtue of his position as managing member of Meson LLC.

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

On March 25, 2015, two members of the Board of Directors of the Company were granted options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.22 per share (the closing sales price of the Company’s common stock on March 25, 2015), which have a term of three years and vested immediately, in all cases subject to the terms and conditions of the Company’s 2012 Stock Incentive Plan.

It is our policy that material transactions between us and members of management or their affiliates shall be on terms no less favorable than those available from unaffiliated third parties.

Director Independence

The Board of Directors annually determines the independence of each director and nominee for election as a director. The Board makes these determinations in accordance with NYSE MKT listing standards for the independence of directors and the SEC’s rules.

In assessing director independence, the Board considers, among other matters, the nature and extent of any business relationships, including transactions conducted, between the Company and each director and between the Company and any organization for which one of our directors is a director or executive officer or with which one of our directors is otherwise affiliated.

During the year ended March 31, 2015, the Board determined that a majority of the Board is independent under the definition of independence and in compliance with the listing standards of the NYSE MKT listing requirements. Based upon these standards, the Board has determined that all of the directors are independent (see “Item 10. Directors, Executive Officers and Corporate Governance”).

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Our Audit Committee of the Board of Directors approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Audit Fees

The aggregate fees billed by our independent auditors, Hein & Associates LLP (Hein) for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K for the years ended March 31, 2015 and 2014, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters ending June 30, September 30, and December 31, 2014 and 2013, were $111,257 and $112,333 for the fiscal years ended March 31, 2015 and March 31, 2014, respectively.

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

The Audit Committee of the Board of Directors has considered the nature and amount of fees billed by Hein and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Hein’s independence.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto included in this Form 10-K.

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

Dated:  July 14, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anthony C. Schnur
Anthony C. Schnur	Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive Officer and Principal Financial/Accounting Officer)	July 14, 2015

/s/ J. Fred Hofheinz
J. Fred Hofheinz	Director	July 14, 2015

/s/ Fred S. Zeidman
Fred S. Zeidman	Director	July 14, 2015

EXHIBIT INDEX

Exhibit	Description

1.1
Placement Agency Agreement by and between the Company and Euro Pacific Capital, Inc. dated as of August 30, 2013 (Filed as Exhibit 1.1 to our Current Report on Form 8-K, filed with the Commission on September 4, 2013 and incorporated herein by reference)(File No. 001-32508)

3.1
Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006, and incorporated herein by reference)(File No. 000-51414)

3.2
Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Information Statement on Schedule 14C filed with the SEC on June 1, 2006) (File No. 000-51414)

3.3
Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Information Statement on Schedule 14C filed with the SEC on February 16, 2007)(File No. 000-51414)

3.4
Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on March 31, 2010) (File No. 001-32508)

3.5
Certificate of Amendment to Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on January 11, 2011, and incorporated herein by reference)(File No. 001-32508)

3.6
Certificate of Designations of Series A Convertible Preferred Stock (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2011, and incorporated herein by reference)(File No. 001-32508)

3.7
Certificate of Designations of Series B Convertible Preferred Stock (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on January 4, 2012, and incorporated herein by reference)(File No. 001-32508)

3.8
Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 2, 2015, and incorporated herein by reference)(File No. 001-32508)

3.9
Amended and Restated Bylaws (Adopted December 20, 2012) (Incorporated by reference as Exhibit 3.1 to the Company’s Form 8-K dated December 20, 2012, filed with the SEC on December 21, 2012)(File No. 001-32508)

4.1	Form of Series B and C Warrant (Incorporated by reference to the Form 8-K dated December 26, 2010, filed with the SEC on December 27, 2010)(File No. 001-32508)

4.2+	Form of Officer Stock Option Agreement (Incorporated by reference to the Form 10-K dated March 31, 2011, filed with the SEC on June 29, 2011)(File No. 001-32508)

4.3+	Form of Director Stock Option Agreement (Incorporated by reference to the Form 10-K dated March 31, 2011, filed with the SEC on June 29, 2011) (File No. 001-32508)

4.4+	Form of Stock Option Agreement 2012 Stock Incentive Plan (Incorporated by reference to the Form 10-K dated March 31, 2014, filed with the SEC on June 27, 2014) (File No. 001-32508)

4.5
Form of Common Stock Purchase Warrant by and between the Company and each investor dated as of April 16, 2012 (Incorporated by reference to the Company’s Form 8-K dated April 16, 2012, filed with the SEC on April 16, 2012)(File No. 001-32508)

4.6
Form of Common Stock Purchase Warrant by and between the Company and each investor dated as of September 11, 2012 (Incorporated by reference as Exhibit 4.1 to the Company’s Form 8-K dated December 20, 2012, filed with the SEC on December 21, 2012)(File No. 001-32508)

4.7
Form of Common Stock Purchase Warrant (April 4, 2013 Loan Agreement) (Incorporated by reference as Exhibit 4.1 to the Company’s Form 8-K dated April 4, 2013, filed with the SEC on April 8, 2013)(File No. 001-32508)

4.8
Form of Common Stock Purchase Warrant (May 31, 2013 Loan Agreement) (Filed as Exhibit 4.7 to our Annual Report on Form 10-K for the year ended March 31, 2013, filed with the Commission on June 28, 2013 and incorporated herein by reference)(File No. 001-32508)

4.9
Common Stock Purchase Warrant - Robertson Global Credit, LLC (Filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Commission on August 14, 2013 and incorporated herein by reference)(File No. 001-32508)

4.10
Common Stock Purchase Warrant – Ironman Energy Master Fund (583,333 warrants)(April 21, 2014) (Incorporated by reference as Exhibit 4.1 to the Company’s Form 8-K dated April 21, 2014, filed with the SEC on April 22, 2014)(File No. 001-32508)

4.11
Common Stock Purchase Warrant – Ironman PI Fund II (QP), LP (250,000 warrants)(April 21, 2014) (Incorporated by reference as Exhibit 4.2 to the Company’s Form 8-K dated April 21, 2014, filed with the SEC on April 22, 2014)(File No. 001-32508)

4.12
Common Stock Purchase Warrant – John B. Helmers (833,333 warrants)(April 21, 2014) (Incorporated by reference as Exhibit 4.3 to the Company’s Form 8-K dated April 21, 2014, filed with the SEC on April 22, 2014)(File No. 001-32508)

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

10.5
Form of Subscription Agreement by and between the Company and each investor dated as of September 11, 2012 (Incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K dated September 10, 2012, filed with the SEC on September 11, 2012)(File No. 001-32508)

10.6	April 4, 2013 Loan Agreement (Incorporated by reference as Exhibit 10.2 to the Company’s Form 8-K dated April 4, 2013, filed with the SEC on April 8, 2013)(File No. 001-32508)

10.7	Form of Promissory Note (April 4, 2013 Loan Agreement) (Incorporated by reference as Exhibit 10.3 to the Company’s Form 8-K dated April 4, 2013, filed with the SEC on April 8, 2013)

10.8
May 31, 2013 Loan Agreement (Filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended March 31, 2013, filed with the Commission on June 28, 2013 and incorporated herein by reference)(File No. 001-32508)

10.9
Form of Promissory Note (May 31, 2013 Loan Agreement) (Filed as Exhibit 10.17 to our Annual Report on Form 10-K for the year ended March 31, 2013, filed with the Commission on June 28, 2013 and incorporated herein by reference)(File No. 001-32508)

10.10+
Employment Agreement with Anthony C. Schnur (CFO), dated November 1, 2012 (Incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K dated November 1, 2012, filed with the SEC on November 1, 2012)(File No. 001-32508)

10.11+
Amended and Restated Employment Agreement with Anthony C. Schnur (December 20, 2012) (Incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K dated December 20, 2012, filed with the SEC on December 21, 2012)(File No. 001-32508)

10.12+
April 4, 2013 Employment Agreement with William J. Dale (Incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K dated April 4, 2013, filed with the SEC on April 8, 2013)(File No. 001-32508)

10.13
Form of Securities Purchase Agreement by and between the Company and each investor dated as of September 3, 2013 (Filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on September 4, 2013 and incorporated herein by reference)(File No. 001-32508)

10.14
Letter Loan Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.15
Amended Letter Loan Agreement (Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.1 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)

10.16
Promissory Note ($7.5 million)(Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.17
Amended and Restated Promissory Note ($7,308,817.32)(Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.2 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)

10.18
Security Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.19
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

10.21
Securities Purchase Agreement by and between the Company and each investor dated as of April 15, 2014 (Incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K dated April 16, 2014, filed with the SEC on April 16, 2014)(File No. 001-32508)

10.22
Registration Rights Agreement by and between the Company and the investors dated as of April 15, 2014 (Incorporated by reference as Exhibit 10.2 to the Company’s Form 8-K dated April 16, 2014, filed with the SEC on April 16, 2014)(File No. 001-32508)

10.23+	2014 Stock Incentive Plan of Lucas Energy, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 18, 2014)(File No. 001-32508)

10.24+
Lucas Energy, Inc. - Form of 2014 Stock Incentive Plan Stock Option Award (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement filed with the SEC on May 15, 2014)(File No. 333-195959)

10.25+
Lucas Energy, Inc. - Form of 2014 Stock Incentive Plan Restricted Stock Grant Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 Registration Statement filed with the SEC on May 15, 2014)(File No. 333-195959)

10.26
Second Amended Letter Loan Agreement (Louise H. Rogers)(November 13, 2014) (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015)(File No. 001-32508)

10.27
Second Amended and Restated Promissory Note ($7,058,964.65)(Louise H. Rogers)(November 13, 2014) (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015)(File No. 001-32508)

10.28
Letter Agreement between Lucas Energy, Inc. and Louise H. Rogers dated February 23, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2015)(File No. 001-32508)

10.29
Pre-Merger Collaboration Agreement by and between the Company, Victory Energy Corporation, Aurora Energy Partners, Navitus Energy Group and Aurora Energy Holdings LLC (February 26, 2015)(Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.30
Pre-Merger Loan and Funding Agreement between the Company and Victory Energy Corporation (February 26, 2015)(Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.31
Pledge Agreement between the Company as pledger and Victory Energy Corporation as secured party (February 26, 2015)(Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.32
Secured Subordinated Delayed Draw Term Note by the Company in favor of Victory Energy Corporation in the initial amount of $250,000 (February 26, 2015)(Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.33	Form of Subsidiary Guaranty (February 26, 2015)(Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.34
Amendment No. 1 to Pre-Merger Collaboration Agreement (March 3, 2015)(Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.35
Settlement Agreement and Mutual Release dated June 24, 2015 and effective June 25, 2015, by and between Lucas Energy, Inc. and Victory Energy Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2015)(File No. 001-32508)

14.1
Code of Ethics (Incorporated by reference to the Company Annual Report on Form 10-K/A, Amendment No. 1, for the fiscal year ended March 31, 2009 filed with the SEC on July 29, 2009)(File No. 001-32508)

14.2
Whistleblower Protection Policy (Filed as Exhibit 14.2 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009 and incorporated herein by reference)(File No. 001-32508)

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

99.5**	Press Release dated July 14, 2015

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Schema Document.

***101.CAL	XBRL Calculation Linkbase Document.

***101.LAB	XBRL Label Linkbase Document.

***101.PRE	XBRL Presentation Linkbase Document.

* Exhibits filed herewith.

** Exhibits furnished herewith.

+ Management contract or compensatory plan.

*** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets –March 31, 2015 and 2014, (ii) the Statements of Operations - Year Ended March 31, 2015 and 2014, (iii) Statements of Stockholders’ Equity – March 31, 2015 and 2014; (iv) the Statements of Cash Flows - Year Ended March 31, 2015 and 2014; and (v) Notes to Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.