Form 10-Q
period 2015-06-30
LUCAS ENERGY, INC.
filed 2015-08-14
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32508

LUCAS ENERGY, INC.

 (Exact name of registrant as specified in its charter)

Nevada	20-2660243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Gears Road, Suite 780, Houston, Texas 77067

(Address of principal executive offices) (Zip Code)

3555 Timmons Lane, Suite 1550, Houston, Texas 77027

(Former name, former address and former fiscal year, if changed since last report)

(713) 528-1881

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	1,454,287 (as of August 11, 2015)

LUCAS ENERGY, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LUCAS ENERGY, INC.
CONDENSED BALANCE SHEETS

	June 30, 2015	March 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$511,347	$166,597
Accounts Receivable	160,210	170,542
Inventories	194,519	194,519
Other Current Assets	105,881	165,800
Total Current Assets	971,957	697,458

Property and Equipment
Oil and Gas Properties (Full Cost Method)	48,538,545	49,299,535
Other Property and Equipment	420,950	420,950
Total Property and Equipment	48,959,495	49,720,485
Accumulated Depletion, Depreciation and Amortization	(12,848,158)	(12,604,570)
Total Property and Equipment, Net	36,111,337	37,115,915
Other Assets	47,273	125,145
Total Assets	$37,130,567	$37,938,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$2,470,910	$2,436,543
Common Stock Payable	232,437	19,363
Accrued Expenses	465,486	226,975
Note Payable - Victory	—	350,000
Current Portion of Long-Term Notes Payable - Rogers	7,265,407	7,249,411
Total Current Liabilities	10,434,240	10,282,292

Asset Retirement Obligation	1,083,194	1,051,694
Commitments and Contingencies (see Note 10)

Stockholders’ Equity
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par, 500 Shares Issued and Outstanding	773,900	773,900
Common Stock, 100,000,000 Shares Authorized of $0.001 Par, 1,405,986 Shares Issued and 1,404,510 Outstanding at June 30, 2015 and 1,402,297 Shares Issued and 1,400,821 Outstanding at March 31, 2015, respectively	1,406	1,402
Additional Paid in Capital	57,435,899	57,395,429
Accumulated Deficit	(32,548,913)	(31,517,040)
Common Stock Held in Treasury, 1,476 Shares, at Cost	(49,159)	(49,159)
Total Stockholders’ Equity	25,613,133	26,604,532
Total Liabilities and Stockholders’ Equity	$37,130,567	$37,938,518

The accompanying notes are an integral part of these condensed financial statements.

LUCAS ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2015	2014
Operating Revenues
Crude Oil	$393,727	$941,920
Total Revenues	$393,727	$941,920

Operating Expenses
Lease Operating Expenses	162,724	453,267
Severance and Property Taxes	37,623	73,495
Depreciation, Depletion,
Amortization, and Accretion	275,088	390,386
General and Administrative	549,821	860,452
Total Expenses	1,025,256	1,777,600

Operating Loss	$(631,529)	$(835,680)

Other Expense (Income)
Interest Expense	385,455	381,705
Other Expense (Income), Net	14,889	36,489
Total Other Expenses	400,344	418,194

Net Loss	$(1,031,873)	$(1,253,874)

Net Loss Per Share
Basic and Diluted	$(0.73)	$(0.96)
Weighted Average Shares Outstanding
Basic and Diluted	1,404,767	1,305,109

The accompanying notes are an integral part of these condensed financial statements.

LUCAS ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities
Net Loss	$(1,031,873)	$(1,253,874)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	275,088	390,386
Share-Based Compensation	40,784	65,799
Amortization of Discount on Notes	15,996	15,996
Amortization of Deferred Financing Costs	77,872	72,719
Settlement of Debt	—	(10,057)
Gain on Sale of Property and Equipment	—	(1,722)
Changes in Components of Working Capital and Other Assets
Accounts Receivable	10,332	(1,548)
Other Current Assets	59,919	59,929
Accounts Payable and Accrued Expenses	279,389	(116,282)
Net Cash Used in Operating Activities	(272,493)	(778,654)

Investing Cash Flows
Additions of Oil and Gas Properties	(188,649)	(853,576)
Proceeds from Sale of Oil and Gas Properties	555,892	—
Proceeds from Sale of Other Property and Equipment	—	3,000
Net Cash Provided by (Used in) Investing Activities	367,243	(850,576)

Financing Cash Flows
Proceeds from the Funding of Notes Payable	250,000	—
Net Proceeds from the Sale of Common Stock	—	1,847,090
Deferred Financing Costs	—	(32,621)
Net Cash Provided by Financing Activities	250,000	1,814,469

Increase (Decrease) in Cash	344,750	185,239
Cash at Beginning of the Period	166,597	522,155
Cash at End of the Period	$511,347	$707,394

The accompanying notes are an integral part of these condensed financial statements.

LUCAS ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 1 – GENERAL

History of the Company. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006.

The accompanying unaudited interim condensed financial statements of Lucas Energy, Inc. (“Lucas” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lucas’s annual report filed with the SEC on Form 10-K for the year ended March 31, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the condensed financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2014 as reported in the Form 10-K have been omitted.

The Company’s fiscal year ends on the last day of March of the calendar year. The Company refers to the twelve-month periods ended March 31, 2016 and 2015 as its 2016 and 2015 fiscal years, respectively.

Pursuant to the authorization provided by the Company’s stockholders at the Company’s March 25, 2015 annual meeting of stockholders, and in order to meet the continued listing standards of the NYSE MKT, the Board of Directors of the Company approved the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect a 1-for-25 reverse stock split of all of the outstanding shares of the Company’s common stock which was effective on July 15, 2015 (the “Reverse Split”). The effect of the Reverse Split was to combine each 25 shares of outstanding common stock prior to the Reverse Split into one new share subsequent to the Reverse Split, with no change in authorized shares or par value per share, and to reduce the number of common stock shares outstanding from approximately 35.1 million shares to approximately 1.4 million shares (prior to rounding fractional shares up to the nearest whole share). Proportional adjustments were also made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans. All issued and outstanding shares of common stock, conversion terms of preferred stock, options and warrants to purchase common stock and per share amounts contained in the financial statements, in accordance with SAB TOPIC 4C, have been retroactively adjusted to reflect the Reverse Split for all periods presented.

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At June 30, 2015, the Company’s total current liabilities of $10.4 million exceeded its total current assets of $1.0 million, resulting in a working capital deficit of approximately $9.4 million, while at March 31, 2015, the Company’s total current liabilities of $10.3 million exceeded its total current assets of $0.7 million, resulting in a working capital deficit of $9.6 million. The $0.2 million decrease in the working capital deficit is primarily related to the settlement of the $0.4 million note payable (as of March 31, 2015) to Victory Energy Corporation (“Victory”) offset by the addition of approximately $0.2 million relating to the value of 44,070 shares of restricted common stock issuable to Victory in settlement of such note payable, which amount was accrued as of June 30, 2015 (as such shares had not been physically issued) and evidenced by common stock payable on the balance sheet as of June 30, 2015, which award and settlement agreement are described below under “Note 13 – Settlement Agreements”.

On February 3, 2015, Lucas executed a Letter of Intent and Term Sheet (“Letter of Intent”) for a proposed business combination with Victory. Through May 2015, the Company had received $600,000 in funding from Victory per the terms of a Pre-Merger Loan and Funding Agreement (the “Loan Agreement”) between Lucas and Victory, which was executed on February 26, 2015. On May 11, 2015, Victory notified Lucas that Victory did not intend to proceed with the merger contemplated by the Letter of Intent and thereby terminated the Letter of Intent. Thereafter, on June 24, 2015, Lucas and Victory executed a Settlement Agreement and Mutual Release whereby Lucas acknowledged and agreed that among other things, Lucas would exchange working interests in certain oil and gas properties and issue Victory 44,070 shares of restricted common stock in full satisfaction of the $600,000 owed by Lucas to Victory (which exchange is described in greater detail below under “Note 13 – Settlement Agreements”).

The Company failed to make the required May, June and July 2015 interest payments (approximately $73,000 for each month) due under the terms of the Letter Loan, as amended (see “Note 6 – Note Payable” below). Consequently, the amount owed under the Letter Loan, as amended, of approximately $7.3 million has been in default since May 2015, and accrues a default interest rate of 18% per annum. On August 12, 2015, the Company entered into an amendment to the Letter Loan and the promissory note entered into in connection therewith (as amended to date).  Pursuant to the amendment, the maturity date of the Letter Loan and the promissory note, which was August 13, 2015, was extended to September 13, 2015, and among other things, we also agreed to reprice the exercise price of the outstanding warrants to purchase 11,195 shares of common stock held by Robertson Global Credit, LLC, the administrator of the loan, to $0.01 per share (from $33.75 per share prior to the amendment). Notwithstanding the change in the maturity date of the Letter Loan and promissory note, the lender did not waive any past events of default by us under the Letter Loan and retained the right to pursue any and all remedies for those defaults at any time. We are in discussions with the lender regarding a potential restructuring of the Letter Loan, and the lender has not provided us any notice of their intent to demand immediate repayment of the amounts owed or to enforce their security interests associated therewith. Therefore, we are hopeful that we and the lender will be able to reach mutually agreeable terms on a restructuring of the debt subsequent to the date of this report. In the event the lender seeks the immediate repayment of the debt (which is currently in default), which they have the right to do at any time, we will be forced to sell assets to raise additional funds and may be forced to seek bankruptcy protection. Additionally, because we are currently in default of the debt, the lender can at any time, subject to the terms of the Letter Loan, as amended, foreclose on our assets, pursuant to its security interest over substantially all of our assets.

On August 1, 2015, the Company was required to provide approximately $3.4 million of funding in order to participate in the future drilling activities contemplated by the June 2015 sale of certain oil and gas properties by us to Earthstone Energy, Inc. (described below under “Note 4 – Property and Equipment”). As of the date of this report, we were unable to provide the required funding, and as a result, we were not able to exercise our option to participate.

Over the next several months, we anticipate requiring funding of approximately $0.5 million for drilling and workover activities on existing properties, as well as the funding required to repay the amounts owed under the Letter Loan, in the event we cannot extend or restructure such debt. In order to address the Company’s capital obligations over the next several months and ensure the future viability of the Company, we plan to seek to acquire the necessary funding through a combination with another entity with the financing to recapitalize the new company or by acquiring the necessary development funding on a stand-alone basis. Lucas is actively discussing potential transactions (financings, acquisitions and mergers) which we believe, if finalized and completed, will provide the financial mass to develop the significant reserves at our disposal. As of this date, Lucas has not entered into any binding agreements and no definitive transactions are pending in connection with our planned strategic transaction.

Due to the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to drill additional wells and develop our proved undeveloped reserves (PUDs) or acquire additional operating properties; we believe that our revenues will continue to decline over time. Furthermore, in the event we are unable to raise additional funding in the future, we will not be able to complete drilling and/or workover activities and may not be able to make required payments on our outstanding liabilities, including the amounts owed under the Letter Loan, as amended, and in fact as described above, we have not been able to make certain of such payments to date and such Letter Loan is currently in default. Therefore, in the event we do not raise additional funding in the future, we may be forced to scale back our business plan, sell assets to satisfy outstanding debts or take other remedial steps which may include seeking bankruptcy protection.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its 2015 Annual Report. There have been no changes to the Company’s significant accounting policies since March 31, 2015.

NOTE 4 – PROPERTY AND EQUIPMENT

Oil and Gas Properties

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized. Properties not subject to amortization consist of acquisition, exploration and development costs, which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization. Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $31.95 per barrel of oil equivalent (“Boe”) for the three months ended June 30, 2015, and was $36.34 per Boe for the three months ended June 30, 2014.

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. The price used in the ceiling test is the simple average first of the month price for the prior 12 months. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of June 30, 2015, no impairment of oil and gas properties was indicated.

All of Lucas’s oil and gas properties are located in the United States. Below are the components of Lucas’s oil and gas properties recorded at:

	June 30, 2015	March 31, 2015
Proved leasehold costs	$10,297,216	$11,062,137
Costs of wells and development	37,523,992	37,520,061
Capitalized asset retirement costs	717,337	717,337
Total oil and gas properties	48,538,545	49,299,535
Accumulated depreciation and depletion	(12,561,767)	(12,336,704)
Net capitalized costs	$35,976,778	$36,962,831

On June 25, 2015, we closed the sale (effective June 1, 2015) of 139.04 net acres of oil and gas properties located in Karnes County, Texas, to Earthstone Energy, Inc. (“Earthstone Energy”), which included the sale of all working interest, net lease interest and contractual rights owned by us in the Copeland-Karnes Unit and the Griffin Unit (the “Units”), but not any contractual obligations relating to the LEI Copeland-Karnes wellbore and the LEI Griffin wellbore or production therefrom. Earthstone Energy also became the operator of the Units. The total purchase price paid to us for the purchase was $347,600, along with the grant from Earthstone Energy to us of an option to participate, at cost, for up to 20% of an 8/8ths interest, in all future operations within the proposed ESTE-Boggs Unit upon successfully obtaining the required funding, provided that we were required to exercise the option (with proof of funding) on or before August 1, 2015, or such earlier date as Earthstone Energy begins drilling. We also agreed, in the event we exercised the option, to pay Earthstone Energy for 20% of all costs incurred. As of the date of this report, we were unable to provide the required funding and as a result, we were not able to exercise our option to participate, which option expired.

Also, on June 25, 2015, per the Earthstone Settlement and Earthstone/Victory Settlement (described below under “Note 13 - Settlement Agreements”), Earthstone agreed to pay us approximately $54,000 (representing the net of amounts previously paid by Victory to Earthstone in connection with the terms of a prior participation agreement covering certain leases in Karnes County, Texas and certain amounts owed to us in connection with title issues discovered in connection with those leases) and we agreed that we are deemed a non-consenting party in connection with such wells; and Victory agreed to assign certain oil and gas interests in the wells which we transferred to Victory in February 2015, to Earthstone. As a result, we capitalized approximately $142,000 (approximately $196,000 paid by Victory to Earthstone less approximately $54,000 paid by Earthstone to Lucas) to our oil and gas property full-cost pool.

In addition, on June 25, 2015, per the Victory Settlement Agreement (described below under “Note 13 - Settlement Agreements”), Victory retained ownership and control over five Penn Virginia well-bores and also retained the obligations to pay expenses associated with such Penn Virginia well-bores effective after August 1, 2014; and we also assigned Victory rights to another property located in the same field as the Penn Virginia well-bores. In total, six Penn Virginia well-bores rights were assigned to Victory, representing an approximately $596,000 credit to our oil and gas property full-cost pool.

Office Lease

On July 27, 2015, we moved our corporate headquarters from 3555 Timmons Lane, Suite 1550, Houston, Texas 77027 to 450 Gears Road, Suite 780, Houston, Texas 77067 in connection with the expiration, pursuant to its terms, of our prior office space lease. We sublease approximately 3,300 square feet of office space pursuant to a sublease that expires on January 31, 2016 that has a base monthly rent of approximately $5,000 of which we have already paid four months in advance as well as a $5,000 security deposit.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the retirement of oil and gas property and equipment for the three-month period ended June 30, 2015. Lucas does not have short-term asset retirement obligations as of June 30, 2015.

Carrying amount at beginning of period - March 31, 2015	$1,051,694
Accretion	31,500
Carrying amount at end of period - June 30, 2015	$1,083,194

NOTE 6 – NOTE PAYABLE

Victory Loan

On February 3, 2015, Victory and Lucas entered into a Letter of Intent for Business Combination between Victory and Lucas (the “Letter of Intent”) that outlined the proposed terms under which Victory and Lucas planned to combine through a merger (the “Merger”). In anticipation of the Merger, Victory desired to provide Lucas with loans necessary to allow Lucas to meet working capital requirements and to pay down certain payables so that Lucas could maintain key vendors and cover transaction costs during the period prior to the Merger. As collateral for the loans that were be made by Victory to Lucas, Lucas was to pledge to Victory shares of Lucas common stock pursuant to a pledge and security agreement.

Pursuant to the Loan Agreement, Victory agreed to loan the Company up to $2 million, with $250,000 initially loaned on February 26, 2015 (the “Closing” and the “Initial Draw”). The Initial Draw, and any other amounts borrowed under the Loan Agreement were to be evidenced by a Secured Subordinated Delayed Draw Term Note issued by the Company in favor of Victory, which was in an initial amount of $250,000 (the “Draw Note”). Amounts owed under the Draw Note were to be secured by the pledge of shares of the Company’s common stock pursuant to the terms of a Pledge Agreement between the Company as pledgor and Victory as secured party (the “Pledge Agreement”). Victory had loaned Lucas a total of $350,000 through March 31, 2015, which was recognized as a current liability on the balance sheet on March 31, 2015 as the maturity date for the loan was February 26, 2016. Through May 2015, Victory loaned Lucas an additional $250,000 for a total loan of $600,000.

On May 11, 2015, Victory notified Lucas that Victory did not intend to proceed with the Merger and thereby terminated the Letter of Intent. Thereafter, on June 24, 2015, Lucas and Victory executed a Settlement Agreement and Mutual Release whereby among other things, Lucas acknowledged that Victory had no further obligation to advance any funds to Lucas under the Loan Agreement, the Draw Note or otherwise and Lucas exchanged working interests in certain oil and gas properties and 44,070 shares of restricted common stock (the “Settlement Shares”) in complete satisfaction of the $600,000 owed to Victory under the Loan Agreement. Therefore, we recognized no liability to Victory as of June 30, 2015 on our balance sheet.

Rogers Loan

Effective on August 13, 2013, Lucas entered into a Letter Loan Agreement with Louise H. Rogers (as amended and modified to date, the “Letter Loan”). In connection with the Letter Loan and a Promissory Note entered into in connection therewith, Ms. Rogers loaned the Company $7.5 million (the “Loan”). The Loan accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default), can be prepaid by Lucas at any time without penalty after November 13, 2013 and was due and payable on August 13, 2015, provided that $75,000 in interest only payments were due on the Loan during the first six months of the term (which were escrowed by Lucas) and beginning on March 13, 2014, Lucas was required to make monthly amortization principal payments equivalent to the sum of fifty-percent of the Loan during months seven through twenty-four of the term (which requirement has since been modified by the amendment described below). An escrow deposit of $450,000 for the first six months interest was recorded as restricted cash within the balance sheet, with no balance outstanding on the balance sheet as of June 30, 2015. Lucas is also required to make mandatory prepayments of the loan in the event the collateral securing the Loan does not meet certain thresholds and coverage ratios. Repayment of the Loan is secured by a security interest in substantially all of Lucas’s assets which was evidenced by a Security Agreement and a Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing. Lucas agreed to pay a $15,000 quarterly administrative fee in connection with the Loan and grant the administrator a warrant to purchase up to 11,195 shares of Lucas’s common stock at an exercise price of $33.75 per share and a term continuing until the earlier of (a) August 13, 2018; and (b) three years after the payment in full of the Loan. On August 16, 2013, a portion of the funds raised in connection with the Loan were used to repay $3.25 million in outstanding notes issued in April and May 2013. The Company also capitalized approximately $495,000 in deferred financing costs in relation to expenses incurred in the execution of the Letter Loan.

The Company recorded the fair value of warrants issued in connection with the Note Payable as a discount on the Note and amortizes the discount through non-cash interest expense using the effective interest method over the term of the debt. The fair value of the 11,195 Letter Loan warrants was recorded as a $127,963 debt discount, of which, $122,636 has been amortized as of June 30, 2015.

Effective on April 29, 2014, the Company entered into an Amended Letter Loan Agreement (the “Amended Letter Loan”) and Amended and Restated Promissory Note (the “Amended Note”), each effective March 14, 2014, in connection with the Letter Loan. Pursuant to the Amended Letter Loan and Amended Note, we restructured the repayment terms of the original Letter Loan and Promissory Note to defer monthly amortizing principal payments which began on March 13, 2014, during the period from April 13, 2014 through September 13, 2014, during which six month period interest on the Amended Note accrued at 15% per annum (compared to 12% per annum under the terms of the original Promissory Note). Beginning on October 13, 2014, the interest rate of the Amended Note returned to 12% per annum and we were required to pay the monthly amortization payments in accordance with the original repayment schedule (which total approximately $205,000 to $226,000, depending on the due date), as well as additional principal amortization payments of approximately $266,000 every three months (beginning October 13, 2014, and ending on July 13, 2015) until maturity, with approximately $3.87 million due on maturity, which maturity date remained August 13, 2015. Additionally, we agreed to pay all legal expenses of the lender related to the amendments and agreed to (i) pay $25,000 and (ii) issue 3,000 shares of restricted common stock, to Robertson Global Credit, LLC (“Robertson”), the administrator of the Loan, as additional consideration for the modifications. Should we opt to prepay the Amended Note prior to the maturity date, we are required to pay an exit fee equal to the advisory fees of approximately $15,000 per quarter that would have been due, had the note remained outstanding through maturity.

On November 24, 2014, and effective on November 13, 2014, the Company entered into a Second Amended Letter Loan Agreement (the “Second Amended Letter Loan”) and Second Amended and Restated Promissory Note (the “Second Amended Note”), in connection with the Letter Loan and the Amended Letter Loan. Pursuant to the Second Amended Letter Loan and a Second Amended Note, we restructured the repayment terms of the Amended Letter Loan and Amended Note to defer the principal payment in the amount of $428,327 which was originally due November 13, 2014, until December 13, 2014, as we were in the process of obtaining new financing, which new financing failed to close as a result of the subsequent precipitous decline in oil prices. Additionally, the Second Amended Letter Loan and Second Amended Note provides that (a) amounts outstanding under the Second Amendment Note will accrue interest at the rate of 15% per annum and (b) additional principal amortization payments of approximately $266,000 are due every three months (beginning January 13, 2015, and ending on July 13, 2015) until maturity, with approximately $3.87 million due on maturity, which maturity date remained August 13, 2015. Additionally, we agreed to pay all legal expenses of the lender related to the amendments and agreed to pay $15,000 to Robertson, the administrator of the Loan, as additional consideration for the modifications.

We failed to make the required December 13, 2014 principal payment under the terms of the Second Amended Letter Loan. Specifically, on January 26, 2015, we received notice from a representative of Ms. Rogers that we had defaulted on a payment. Consequently, the amount owed under the Second Amended Letter Loan and Second Amended Note of approximately $7.3 million accrued at a default interest rate of 18% per annum. Subsequently, we also failed to make the required January 13, 2015 and February 13, 2015 principal payments under the terms of the Second Amended Letter Loan.

The Company capitalized approximately $88,000 in additional deferred financing costs in relation to expenses incurred in connection with the execution of the Amended Letter Loan and the Second Amended Letter Loan. Together, with the initial Letter Loan, the Amended Letter Loan and the Second Amended Letter Loan, the Company has paid approximately $1.4 million in cash interest and amortized approximately $536,000 in deferred financing cost as of June 30, 2015.

On February 23, 2015, we entered into a letter agreement (the “Letter Agreement”) with Ms. Rogers. Pursuant to the Letter Agreement, the parties agreed that the interest payments due under the promissory note for January, February and March 2015 (which January and February 2015 interest payments were not previously made by the Company) would be added to the principal amount of the promissory note and be due at maturity; and that interest only payments on the promissory note at the rate of 12% per annum (compared to 15% per annum pursuant to the Second Amended and Restated Promissory Note, and 18% per annum as a result of various events of default which occurred under the loan documents prior to the parties’ entry into the Letter Agreement) would be due between April 2015 and August 2015 compared to the terms of the Second Amended and Restated Promissory Note, which required amortizing principal payments every month between December 2014 and August 2015 (which amortizing payments we failed to pay from December 2014 to July 2015). In total, $211,769 was added to the principal amount bringing the total principal balance due to our lender to $7,270,734 as of February 23, 2015.

The Letter Agreement also provides us the right to extend the maturity date of the promissory note to September 13, 2015, by paying an extension fee of 2% of the remaining balance of the note on or before the maturity date, and to thereafter further extend the maturity date of the promissory note to October 13, 2015, by paying an additional extension fee of 2% of the then remaining balance of the note on or before the September 13, 2015 extended maturity date.

We also agreed to pay the lender all current and past due credit administration and legal fees, a $50,000 loan amendment fee upon final repayment of the promissory note, and to require Victory to provide Rogers a promissory note in the amount of $250,000, payable within 90 days following the termination of our proposed merger transaction with Victory. Subsequently (described below under “Note 13 - Settlement Agreements”), Victory and Ms. Rogers entered into a settlement agreement providing for the repayment of the $250,000 owed.

The lender agreed to waive the prior defaults under the promissory note upon the parties’ entry into the new agreements.

The Company failed to make the required May, June and July 2015 interest payments (approximately $73,000 for each month) under the terms of the Letter Agreement. Consequently, the amount owed under the Letter Loan, as amended, of approximately $7.3 million has been in default since May 2015, and accrues a default interest rate of 18% per annum. On August 12, 2015, the Company entered into an amendment to the Letter Loan and the promissory note entered into in connection therewith (as amended to date).  Pursuant to the amendment, the maturity date of the Letter Loan and the promissory note, which was August 13, 2015, was extended to September 13, 2015, and among other things, we also agreed to reprice the exercise price of the outstanding warrants to purchase 11,195 shares of common stock held by Robertson Global Credit, LLC, the administrator of the loan, to $0.01 per share (from $33.75 per share prior to the amendment). Notwithstanding the change in the maturity date of the Letter Loan and promissory note, the lender did not waive any past events of default by us under the Letter Loan and retained the right to pursue any and all remedies for those defaults at any time. We are in discussions with the lender regarding a potential restructuring or extension of the Letter Loan, and the lender has not provided us any notice of their intent to demand immediate repayment of the amounts owed or to enforce their security interests associated therewith. Therefore, we are hopeful that we and the lender will be able to reach mutually agreeable terms on a restructuring of the debt subsequent to the date of this report. In the event the lender seeks the immediate repayment of the debt (which is currently in default), which they have the right to do at any time, we will be forced to sell assets to raise additional funds and may be forced to seek bankruptcy protection. Additionally, because we are currently in default of the debt, the lender can at any time, subject to the terms of the Letter Loan, as amended, foreclose on our assets, pursuant to its security interest over substantially all of our assets.

As of June 30, 2015, the amount owed under the Letter Loan still had an August 13, 2015 maturity date; therefore, the outstanding balance of the Note Payable is $7,265,407 (net of the remaining $5,327 note discount) and listed as a current liability in the balance sheet.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2015, Lucas had 500 shares of Series A Convertible Preferred Stock issued and outstanding. Each share of the Series A Convertible Preferred Stock is convertible into 40 shares of the Company’s common stock and has no liquidation preference and no maturity date. Additionally, the conversion rate of the Series A Convertible Preferred Stock adjusts automatically in connection with and in proportion to any dividends payable by the Company in common stock.

Common Stock

The following summarizes Lucas’s common stock activity during the three-month period ended June 30, 2015:

		Common Shares
	Amount (a)	Per Share	Issued Shares	Treasury	Outstanding
Balance at March 31, 2015			1,402,297	(1,476)	1,400,821
Share-Based Compensation	$19,363	$5.25	3,689	—	3,689
Balance at June 30, 2015			1,405,986	(1,476)	1,404,510

(a)	Net proceeds or fair market value on grant date, as applicable.

See Note 9 – Share-Based Compensation for information on common stock activity related to Share-Based Compensation, including shares granted to the board of directors, officers, employees and consultants.

Warrants

During the three months ended June 30, 2015, no warrants were issued, exercised or cancelled.

The following is a summary of the Company’s outstanding warrants at June 30, 2015:

Warrants		Exercise	Expiration	Intrinsic Value
Outstanding		Price ($)	Date	at June 30, 2015
100,422	(1)	71.50	July 4, 2016	—
41,300	(2)	57.50	October 18, 2017	—
11,000	(3)	37.50	April 4, 2018	—
2,000	(4)	37.50	May 31, 2018	—
11,195	(5)	33.75	August 13, 2018	—
66,668	(6)	25.00	April 21, 2019	—
232,585				$—

(1)	Series B Warrants issued in connection with the sale of units in the Company’s unit offering in December 2010. The Series B Warrants became exercisable on July 4, 2011 and will remain exercisable thereafter until July 4, 2016.
(2)	Warrants issued in connection with the sale of units in the Company’s unit offering in April 2012. The warrants became exercisable on October 18, 2012, and will remain exercisable thereafter until October 18, 2017.
(3)	Warrants issued in connection with the issuance of certain notes in April 2013, or which the outstanding principal and interest was paid in full on August 16, 2013. The warrants were exercisable on the grant date (April 4, 2013) and remain exercisable until April 4, 2018.
(4)	Warrants issued in connection with the issuance of certain notes in May 2013, for which the outstanding principal and interest was paid in full on August 16, 2013. The warrants were exercisable on the grant date (May 31, 2013) and remain exercisable until May 31, 2018.
(5)	Warrants issued in connection with the Letter Loan. The warrants were exercisable on the grant date (August 13, 2013) and remain exercisable until the earlier of (a) August 13, 2018; and (b) three years after the payment in full of the Loan. The exercise price was lowered to $0.01 per share on August 12, 2015.
(6)	Warrants issued in connection with the sale of units in the Company’s unit offering in April 2014. The Warrants became exercisable on April 21, 2014 and will remain exercisable thereafter until April 21, 2019.

NOTE 8 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2016 fiscal year and consequently, recorded no provision or benefit for income taxes for the three months ended June 30, 2015.

NOTE 9 – SHARE-BASED COMPENSATION

Lucas measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Common Stock

Lucas issued 3,689 shares of its common stock with an aggregate grant date fair value of $19,363 during the three-month period ended June 30, 2015, which were valued based on the trading value of Lucas’s common stock on the date of grant. Also, on June 30, 2015, the Company awarded an additional 5,621 shares of its common stock with an aggregate grant fair value of $19,673, which were valued based on the trading value of Lucas’s common stock on the date of grant. Those common stock awards had yet to be physically issued as of June 30, 2015, and therefore, were recognized as accrued common stock payable on the balance sheet. The shares were awarded according to the employment agreement with an officer and as additional compensation for other managerial personnel.

Stock Options

As of June 30, 2015, the Company had 24,920 stock options outstanding with a weighted average price of $33.80 and 36,579 stock options outstanding with a weighted average price of $34.75 as of June 30, 2014.

Of the Company’s outstanding options, no options expired, were exercised, or forfeited during the three months ended June 30, 2015 and June 30, 2014, respectively. Additionally, no stock options were granted during the quarters ended June 30, 2015 and June 30, 2014, respectively.

Compensation expense related to stock options outstanding during the three-month periods ended June 30, 2015 and June 30, 2014 was $21,111 and $40,689, respectively.

Options outstanding and exercisable at June 30, 2015 and June 30, 2014 had no intrinsic value, respectively. The intrinsic value is based upon the difference between the market price of Lucas’s common stock on the date of exercise and the grant price of the stock options.

The following tabulation summarizes the remaining terms of the options outstanding:

Exercise Price ($)	Remaining Life (Yrs.)	Options Outstanding	Options Exercisable
32.00	*	2,000	2,000
51.75	5.3	1,920	1,920
24.50	1.5	3,000	3,000
40.75	2.3	4,000	2,000
43.50	2.3	6,000	6,000
40.25	2.5	2,000	2,000
39.50	2.3	2,000	—
5.50	2.7	4,000	4,000
	Total	24,920	20,920

*Options expired on July 2, 2015 and are no longer outstanding as of the date of this report.

As of June 30, 2015, total unrecognized stock-based compensation expense related to all non-vested stock options was $70,597, which is being recognized over a remaining weighted average period of approximately 1.6 years.

In prior periods, the shareholders of the Company approved the Company’s 2014, 2012 and 2010 Stock Incentive Plans (“the Plans”). The Plans are intended to secure for the Company the benefits arising from ownership of the Company’s common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company’s future growth. The Plans provide an opportunity for any employee, officer, director or consultant of the Company to receive incentive stock options (to eligible employees only), nonqualified stock options, restricted stock, stock awards and shares in performance of services. There are 56,916 shares available for issuance under the Plans as of June 30, 2015.

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

NOTE 11 – POSTRETIREMENT BENEFITS

Lucas maintains a matched defined contribution savings plan for its employees. During the three-month periods ended June 30, 2015 and 2014, Lucas’s total costs recognized for the savings plan were $7,375 and $12,324, respectively.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the three-month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Interest	$73,465	$284,058
Income taxes	—	—

Non-cash investing and financing activities for the three-month periods ended June 30, 2015 and 2014 included the following:

	Three Months Ended June 30,
	2015	2014

Accrued capital expenditures included in
accounts payable and accrued liabilities	$610,627	$675,820
Extinguishment of note payable in
exchange of common stock	212,764	—
Extinguishment of note payable in
exchange of certain oil and gas properties	387,236	—
Issuance of restricted stock for amended loan	—	47,250

NOTE 13 – SETTLEMENT AGREEMENTS

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

Victory Settlement

Pursuant to the Victory Settlement, we and Victory agreed to terminate any and all obligations between the parties pursuant to that certain February 2, 2015 Letter of Intent for Business Combination (the “Letter of Intent”), pursuant to which we and Victory previously planned to combine our companies, and that certain Pre-Merger Collaboration Agreement dated February 26, 2015, as amended by amendment No. 1 thereto, dated March 3, 2015 (as amended, the “Collaboration Agreement”); that Victory would retain ownership and control over five Penn Virginia well-bores (the “Penn Virginia Well-Bores”) and would also retain the obligations to pay expenses associated with such Penn Virginia Well-Bores effective after August 1, 2014; and that we would also assign Victory rights to another property located in the same field as the Penn Virginia Well-Bores. We also confirmed the amount of $600,000 previously advanced to us by Victory pursuant to the terms of a prior Pre-Merger Loan and Funding Agreement dated February 26, 2015 (the “Funding Agreement”); that Victory has no further obligations to advance any additional funds to us pursuant to the terms of the Funding Agreement (which originally provided us the right to borrow up to $2 million from Victory); and that we would issue 44,070 shares of our restricted common stock to Victory (the “Victory Shares”) in full consideration of the $600,000 owed under the Funding Agreement (which will be held in escrow until the payment of amounts owed to Rogers under the Rogers Settlement described below). We also agreed to grant Victory piggyback registration rights in connection with the Victory Shares and Victory agreed to leakout terms associated with the Victory Shares, whereby Victory may not sell through a broker (post reverse split values), more than 1,000 of the Victory Shares per day; 5,000 of the Victory Shares per week; and 20,000 of the Victory Shares per month. We and Victory also agreed to release each other from any and all claims, demands and causes of action which either party had against the other prior to the June 25, 2015 effective date of the Victory Settlement, whether known or unknown, in connection with the terminated agreements. The Victory Shares are in lieu of any shares of common stock we were required to pledge to Victory pursuant to the terms of the Funding Agreement and related agreements.

Rogers Settlement

Pursuant to the Rogers Settlement, Victory and Rogers agreed, among other things, to terminate the $250,000 contingently payable note which was issued to Rogers in connection with the entry by us and Victory into the Collaboration Agreement and that Victory would pay Rogers, on or before July 15, 2015, $253,750 (which amount when paid will reduce amounts we owe to Rogers under our loan agreement with Rogers), and that Rogers’ legal counsel will hold the assignment of the additional Penn Virginia property and the Victory Shares (described above) in escrow until such time as the required payment is made by Victory. As of the date of this report, Victory has not made the required payment.

NOTE 14 – SUBSEQUENT EVENTS

Pursuant to the authorization provided by the Company’s stockholders at the Company’s March 25, 2015 annual meeting, and in order to meet the continued listing standards of the NYSE MKT, on June 29, 2015, the Board of Directors approved the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect a 1-for-25 reverse stock split of all outstanding common stock shares of the Company, effective on July 15, 2015.

The effect of the reverse stock split combined each 25 shares of outstanding common stock into one new share, with no change in authorized shares or par value per share, and reduced the number of common stock shares outstanding from 36,354,973 shares to 1,454,261 shares. Proportional adjustments were made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans. The Company’s trading symbol of “LEI” did not change as a result of the reverse stock split, and the common stock trades under a new CUSIP number, 549333300. In accordance with SAB TOPIC 4C, the Company has reported the effects of this stock split retrospectively to the earliest period presented in these financial statements.

The Company failed to make the required May, June and July 2015 interest payments (approximately $73,000 for each month) under the terms of the Letter Agreement (see “Note 6 – Note Payable” above). Consequently, the amount owed under the Letter Loan, as amended, of approximately $7.3 million has been in default since May 2015, and accrues a default interest rate of 18% per annum. On August 12, 2015, the Company entered into an amendment to the Letter Loan and the promissory note entered into in connection therewith (as amended to date).  Pursuant to the amendment, the maturity date of the Letter Loan and the promissory note, which was August 13, 2015, was extended to September 13, 2015, and among other things, we also agreed to reprice the exercise price of the outstanding warrants to purchase 11,195 shares of common stock held by Robertson Global Credit, LLC, the administrator of the loan, to $0.01 per share (from $33.75 per share prior to the amendment). Notwithstanding the change in the maturity date of the Letter Loan and promissory note, the lender did not waive any past events of default by us under the Letter Loan and retained the right to pursue any and all remedies for those defaults at any time. We are in discussions with the lender regarding a potential restructuring or extension of the Letter Loan, and the lender has not provided us any notice of their intent to demand immediate repayment of the amounts owed or to enforce their security interests associated therewith. Therefore, we are hopeful that we and the lender will be able to reach mutually agreeable terms on a restructuring of the debt subsequent to the date of this report. In the event the lender seeks the immediate repayment of the debt (which is currently in default), which they have the right to do at any time, we will be forced to sell assets to raise additional funds and may be forced to seek bankruptcy protection. Additionally, because we are currently in default of the debt, the lender can at any time, subject to the terms of the Letter Loan, as amended, foreclose on our assets, pursuant to its security interest over substantially all of our assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements are generally located in the material set forth below under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. For a more detailed description of the risks and uncertainties involved, the following discussion and analysis should be read in conjunction with management’s discussion and analysis contained in Lucas’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (the “2015 Annual Report”) and related discussion of our business and properties contained therein.

These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements which include, among others:

●	the availability of funding and the terms of such funding;
●	our growth strategies;
●	anticipated trends in our business;
●	our ability to make or integrate acquisitions;
●	our ability to repay outstanding loans and satisfy our outstanding liabilities;
●	our liquidity and ability to finance our exploration, acquisition and development strategies;
●	market conditions in the oil and gas industry;
●	the timing, cost and procedure for future acquisitions;
●	the impact of government regulation;
●	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;
●	legal proceedings and/or the outcome of and/or negative perceptions associated therewith;
●	planned capital expenditures (including the amount and nature thereof);
●	increases in oil and gas production;
●	changes in the market price of oil and gas;
●	changes in the number of drilling rigs available;
●	the number of wells we anticipate drilling in the future;
●	estimates, plans and projections relating to acquired properties;
●	the number of potential drilling locations; and
●	our financial position, business strategy and other plans and objectives for future operations.

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “will,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

●	the possibility that our acquisitions may involve unexpected costs;
●	the volatility in commodity prices for oil and gas;
●	the accuracy of internally estimated proved reserves;
●	the presence or recoverability of estimated oil and gas reserves;
●	the ability to replace oil and gas reserves;
●	the availability and costs of drilling rigs and other oilfield services;
●	environmental risks; exploration and development risks;
●	competition;
●	the inability to realize expected value from acquisitions;
●	our ability to maintain the listing of our common stock on the NYSE MKT;
●	the ability of our management team to execute its plans to meet its goals; and
●	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

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

The Company is pursuing a growth posture toward developing our leaseholds in the Eagle Ford shale play. The magnitude of the opportunity in the Eagle Ford shale and associated drilling costs will require external sources of capital, and we will continue to utilize combinations of debt and equity in conjunction with operating cash flow to fund the development of our leaseholds into oil producing assets. It is our objective to “right-size” our development program, operating expenses and capital requirements in accordance with our strategy to unlock the Company’s full potential and to grow in both size and scope of operations.

The goal and planned end result of our near-term activity will be to create a company with a sturdy platform capable of delivering on the long expected conversion of reserves to production, continued long term development and sustainable shareholder value.

Our website address is http://www.lucasenergy.com. Our fiscal year ends on the last day of March of each year. The information on, or that may be accessed through, our website is not incorporated by reference into this report and should not be considered a part of this report. We refer to the twelve-month periods ended March 31, 2016 and March 31, 2015 as our 2016 Fiscal Year and 2015 Fiscal Year, respectively.

At June 30, 2015, the Company had leasehold interests (working interests) in approximately 9,800 gross acres, or 9,700 net acres, which is the Company’s total net developed and undeveloped acreage as measured from the surface to the base of the Austin Chalk formation. In deeper formations, the Company has approximately 3,000 net acres in the Eagle Ford oil window.

As of June 30 2015, Lucas was producing an average of approximately 77 net barrels of oil equivalent per day (Boepd) from 23 active well bores, of which 15 wells accounted for more than 90% of our production. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. An affiliate of Marathon Oil Corporation operates two Eagle Ford horizontal wells in our Gonzales leases, of which we have a 15% working interest on each well. Our production sales totaled 7,045 barrels of oil equivalent, net to our interest, for the quarter ended June 30, 2015.

At March 31, 2015, Lucas’s total estimated proved reserves were 5.1 million barrels of oil equivalent (Boe), of which 4.6 million barrels (Bbls) were crude oil reserves, and 3.0 billion cubic feet (Bcf) were natural gas reserves. Approximately 3% of the barrel of oil equivalent (Boe) was proved producing. As of June 30, 2015, Lucas employed seven full-time employees. We also utilized three contractors on an “as-needed” basis to carry out various functions of the Company, including but not limited to field operations, land administration, corporate activity and information technology maintenance.

Industry Segments

Lucas Energy’s operations are all crude oil and natural gas exploration and production related.

Operations and Oil and Gas Properties

We operate in known productive areas in order to decrease geological risk. Our holdings are located in an increased area of current industry activity in Gonzales, Wilson, Karnes, Frio and Leon counties in Texas. We concentrate on two vertically adjoining formations in Gonzales, Wilson and Karnes counties: the Austin Chalk and Eagle Ford formations, listed in the order of increasing depth measuring from land surface. The recent development of the Eagle Ford as a high potential producing zone has heightened industry interest and success. Lucas’s acreage position is in the oil window of the Eagle Ford trend and we currently have approximately 9,700 gross acres in the Gonzales, Karnes and Wilson County, Texas areas.

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

We benefit from having asset-rich properties in core areas such as the Eagle Ford Shale trend, one of the most active plays in the country. The activity around our Eagle Ford assets sharpens the focus of opportunities in our leases. The number of wells drilled near and offsetting our leases continues to support our enhanced view of the Eagle Ford area. In addition, leading operators in the Eagle Ford area have developed drilling and completion technologies that have significantly reduced production risk and decreased per unit drilling and completion costs. While commodity prices have dropped precipitously, the associated drilling and completion costs are now dropping as well.

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

Liquidity and Going Concern Consideration

On August 1, 2015, the Company was required to provide approximately $3.4 million of funding in order to participate in the future drilling activities contemplated through the June 2015 sale of certain oil and gas properties by us to Earthstone Energy, Inc. (“Earthstone) (see “Note 4 – Property and Equipment” to our unaudited condensed financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above). As of August 1, 2015, we were unable to provide the required funding, and as a result, we were not able to exercise our option to participate, which has since expired. Over the next several months, we also anticipate requiring funding of approximately $0.5 million for drilling and workover activities on existing properties. In order to address the Company’s capital obligations over the next several months and ensure the future viability of the Company, we plan to seek to acquire the necessary funding through a combination with another entity with the financing to recapitalize the new company or by acquiring the necessary development funding on a stand-alone basis. Lucas is actively discussing potential transactions (financings, acquisitions and mergers) which we believe, if finalized and completed, will provide the financial mass to develop the significant reserves at our disposal. As of this date, Lucas has not entered into any binding agreements to date and no definitive transactions are pending in connection with our planned strategic transaction.

The Company failed to make the required May, June and July 2015 interest payments (approximately $73,000 for each month) under the terms of the Letter Loan, as amended (see “Note 6 – Note Payable” to our unaudited condensed financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above). Consequently, the amount owed under the Letter Loan, as amended, of approximately $7.3 million has been in default since May 2015, and accrues a default interest rate of 18% per annum. On August 12, 2015, the Company entered into an amendment to the Letter Loan and the promissory note entered into in connection therewith (as amended to date).  Pursuant to the amendment, the maturity date of the Letter Loan and the promissory note, which was August 13, 2015, was extended to September 13, 2015, and among other things, we also agreed to reprice the exercise price of the outstanding warrants to purchase 11,195 shares of common stock held by Robertson Global Credit, LLC, the administrator of the loan, to $0.01 per share (from $33.75 per share prior to the amendment). Notwithstanding the change in the maturity date of the Letter Loan and promissory note, the lender did not waive any past events of default by us under the Letter Loan and retained the right to pursue any and all remedies for those defaults at any time. We are in discussions with the lender regarding a potential restructuring or extension of the Letter Loan, and the lender has not provided us any notice of their intent to demand immediate repayment of the amounts owed or to enforce their security interests associated therewith. Therefore, we are hopeful that we and the lender will be able to reach mutually agreeable terms on a restructuring of the debt subsequent to the date of this report. In the event the lender seeks the immediate repayment of the debt (which is currently in default), which they have the right to do at any time, we will be forced to sell assets to raise additional funds and may be forced to seek bankruptcy protection. Additionally, because we are currently in default of the debt, the lender can at any time, subject to the terms of the Letter Loan, as amended, foreclose on our assets, pursuant to its security interest over substantially all of our assets.

Due to the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to drill additional wells and develop our proved undeveloped reserves (PUDs) or acquire additional operating properties; we believe that our revenues will continue to decline over time. Furthermore, in the event we are unable to raise additional funding in the future, we will not be able to participate with Earthstone in the drilling of planned additional wells, will not be able to complete other drilling and/or workover activities, and may not be able to make required payments on our outstanding liabilities, including the amount due under the Letter Loan, as amended, and in fact as described above, have not been able to make certain of such payments to date. Therefore, in the event we do not raise additional funding in the future, we may be forced to scale back our business plan, sell assets to satisfy outstanding debts or take other remedial steps which may include seeking bankruptcy protection.

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

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three-month periods ended June 30, 2015 and 2014, should be read in conjunction with our condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. As used below, the abbreviations “Bbls” stands for barrels, “NGL” stands for natural gas liquids, “Mcf” for thousand cubic feet and “Boe” for barrels of oil equivalent on the basis of six Mcf per barrel. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

We reported a net loss for the three months ended June 30, 2015 of approximately $1.0 million, or $0.73 per share. For the same period a year ago, we reported a net loss of approximately $1.3 million, or $0.96 per share. As discussed in more detail below, our net loss decreased by $0.3 million primarily due to a decrease in operating expenses of approximately $0.8 million offset by a decrease of approximately $0.5 million in sales revenue.

The following table sets forth the operating results and production data for the three-month periods ended June 30, 2015 and 2014. There were no reportable natural gas sales.

	Three Months Ended June 30,
	2015	2014	Increase (Decrease)	% Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	7,045	9,361	(2,316)	(25%)

Crude Oil (Bbls per day)	77	103	(26)	(25%)

Average Sale Price:
Crude Oil ($/Bbl)	$55.89	$100.62	$(44.73)	(45%)

Net Operating Revenues:
Crude Oil	$393,727	$941,920	$(548,193)	(58%)

Oil and Gas Revenues

Total crude oil and natural gas revenues for the three months ended June 30, 2015 decreased approximately $0.5 million, or 58%, to $0.4 million from $0.9 million for the same period a year ago due primarily to an unfavorable crude oil volume variance of $0.1 million coupled with an unfavorable crude oil price variance of $0.4 million. The production decline can be attributed to two of the Company’s top producing wells being shut-in for over two months, following severe flooding conditions that impacted most of south and central Texas during the current reporting period. Additional production declines can be attributed to workover drilling and lateral programs with higher front-end production in the prior reporting period coupled with production declines primarily related to interference from offset activity in the current period.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended June,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Direct lease operating expense	$111,594	$259,154	$(147,560)	(57%)
Workovers expense	20,183	163,323	(143,140)	(88%)
Other	30,947	30,790	157	1%
Total Lease Operating Expenses	$162,724	$453,267	$(290,543)	(64%)
Severance and Property Taxes	37,623	73,495	(35,872)	(49%)
Depreciation, Depletion, Amortization and Accretion	275,088	390,386	(115,298)	(30%)

General and Administrative
(G&A)(not including Share-Based Compensation)	$509,037	$794,653	$(285,616)	(36%)
Share-Based Compensation	40,784	65,799	(25,015)	(38%)
Total G&A Expense	$549,821	$860,452	$(310,631)	(36%)

Interest Expense	385,455	381,705	3,750	1%
Other Expense (Income), Net	14,889	36,489	(21,600)	(59%)

Lease Operating Expenses

There was a decrease in lease operating expense of approximately $0.3 million including an 88% reduction in workovers when comparing the current quarter to the prior year’s period. In total, the overall lease operating expenses decreased 64% for the current period as compared to the prior period. Although much of the downward movement can be attributed to the production declines noted above, the Company has also maintained a concerted effort to keep lease operating expenses at lower levels by improving operating efficiencies and cost reductions.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased for the current quarter as compared to the prior year period by approximately $0.1 million primarily related to a decrease in production of 2,316 Boe compared to the previous period. As noted above, the production decrease was primarily due to significant producing wells being shut-in during the current reporting period and drilling and lateral programs with higher front-end production when compared to the prior period.

General and Administrative (G&A) Expenses and Share-Based Compensation

G&A expenses (not including share-based compensation) decreased by approximately $0.3 million for the current quarter as compared to the prior year’s period primarily due to the Company’s overall focus in improving the efficiency of the daily operating activities within the Company by performing functions related to these expenses internally as opposed to engaging outside support and due to the restructuring of employee responsibilities and duties within the Company. Share-Based compensation also decreased by approximately 38% due to a decrease in employee based stock option and compensation costs. As a result, total G&A expenses decreased by 36% when comparing the current quarter to the prior period.

Interest Expense

Interest expense for the three months ended June 30, 2015 and June 30, 2014 consisted of cash interest payments, amortization of discounts and deferred financing costs of approximately $0.4 million and approximately $0.4 million, respectively, which were made in relation to the August 2013 Letter Loan, as amended (see “Note 6. Notes Payable” to our unaudited financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above).

Other Expense (Income), Net

Other expense (income) for the three months ended June 30, 2015, primarily consisted of approximately $15,000 in financing fees compared to approximately $48,000 in financing fees offset by accounts payable settlements of approximately $10,000 in the prior period.

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

The primary sources of cash for Lucas during the three months ended June 30, 2015 were funds generated from sales of crude oil and asset sales and funds raised through a funding agreement which has since been terminated. The primary uses of cash were funds used in operations.

Working Capital

At June 30, 2015, the Company’s total current liabilities of $10.4 million exceeded its total current assets of $1.0 million, resulting in a working capital deficit of approximately $9.4 million, while at March 31, 2015, the Company’s total current liabilities of $10.3 million exceeded its total current assets of $0.7 million, resulting in a working capital deficit of $9.6 million. The $0.2 million decrease in the working capital deficit is primarily related to the settlement of the $0.4 million note payable (as of March 31, 2015) to Victory Energy Corporation (“Victory”) offset by the addition of approximately $0.2 million relating to the value of 44,070 shares of restricted common stock issuable to Victory in settlement of such note payable, which amount was accrued as of June 30, 2015 (as such shares had not been physically issued) and evidenced by common stock payable on the balance sheet as of June 30, 2015 (see “Note 13 – Settlement Agreements” to our unaudited condensed financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above).

Financing

On February 3, 2015, Lucas executed a Letter of Intent and Term Sheet (“Letter of Intent”) for a proposed business combination with Victory. Through May 2015, the Company had received $600,000 in funding from Victory per the terms of a Pre-Merger Loan and Funding Agreement (the “Loan Agreement”) between Lucas and Victory, which was executed on February 26, 2015. On May 11, 2015, Victory notified Lucas that Victory did not intend to proceed with the merger contemplated by the Letter of Intent and thereby terminated the Letter of Intent. Thereafter, on June 24, 2015, Lucas and Victory executed a Settlement Agreement and Mutual Release whereby Lucas acknowledged and agreed that among other things, Lucas would exchange working interests in certain oil and gas properties and issue Victory 44,070 shares of restricted common stock in full satisfaction of the $600,000 owed by Lucas to Victory (see “Note 13 – Settlement Agreements” to our unaudited condensed financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above).

The Company failed to make the required May, June and July 2015 interest payments (approximately $73,000 for each month) due under the terms of the Letter Agreement (see “Note 6 – Notes Payable” to our unaudited condensed financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above). Consequently, the amount owed under the Letter Loan, as amended, of approximately $7.3 million has been in default since May 2015, and accrues a default interest rate of 18% per annum. On August 12, 2015, the Company entered into an amendment to the Letter Loan and the promissory note entered into in connection therewith (as amended to date).  Pursuant to the amendment, the maturity date of the Letter Loan and the promissory note, which was August 13, 2015, was extended to September 13, 2015, and among other things, we also agreed to reprice the exercise price of the outstanding warrants to purchase 11,195 shares of common stock held by Robertson Global Credit, LLC, the administrator of the loan, to $0.01 per share (from $33.75 per share prior to the amendment). Notwithstanding the change in the maturity date of the Letter Loan and promissory note, the lender did not waive any past events of default by us under the Letter Loan and retained the right to pursue any and all remedies for those defaults at any time. We are in discussions with the lender regarding a potential restructuring or extension of the Letter Loan, and the lender has not provided us any notice of their intent to demand immediate repayment of the amounts owed or to enforce their security interests associated therewith. Therefore, we are hopeful that we and the lender will be able to reach mutually agreeable terms on a restructuring of the debt subsequent to the date of this report. In the event the lender seeks the immediate repayment of the debt (which is currently in default), which they have the right to do at any time, we will be forced to sell assets to raise additional funds and may be forced to seek bankruptcy protection. Additionally, because we are currently in default of the debt, the lender can at any time, subject to the terms of the Letter Loan, as amended, foreclose on our assets, pursuant to its security interest over substantially all of our assets.

On August 1, 2015, the Company was required to provide approximately $3.4 million of funding in order to participate in the future drilling activities contemplated by the June 2015 sale of certain oil and gas properties by us to Earthstone Energy, Inc. (“Earthstone) (see “Note 4 – Property and Equipment” to our unaudited condensed financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above). As of the date of this report, we were unable to provide the required funding, and as a result, we were not able to exercise our option to participate.

Over the next several months, we also anticipate requiring funding of approximately $0.5 million for drilling and workover activities on existing properties, as well as the funding required to repay the amounts owed under the Letter Loan, in the event we cannot extend or restructure such debt. In order to address the Company’s capital obligations over the next several months and ensure the future viability of the Company, we plan to seek to acquire the necessary funding through a combination with another entity with the financing to recapitalize the new company or by acquiring the necessary development funding on a stand-alone basis. Lucas is actively discussing potential transactions (financings, acquisitions and mergers) which we believe, if finalized and completed, will provide the financial mass to develop the significant reserves at our disposal. As of this date, Lucas has not entered into any binding agreements to date and no definitive transactions are pending in connection with our planned strategic transaction.

Cash Flows

	Three Months Ended June 30,
	2015	2014
Cash flows used in operating activities	$(272,493)	$(778,654)
Cash flows provided by (used in) investing activities	367,243	(850,576)
Cash flows provided by financing activities	250,000	1,814,469
Net increase (decrease) in cash	$344,750	$185,239

Net cash used in operating activities was approximately $0.3 million for the three months ended June 30, 2015 as compared to approximately $0.8 million for the same period a year ago. The decrease in net cash used in operating activities of approximately $0.5 million was primarily related to production declines, a $0.1 million decrease in depreciation, depletion, amortization and accretion and a $0.3 decrease in net loss coupled with an approximately $0.3 million increase in accounts payable.

Net cash provided by investing activities was approximately $0.4 million for the three months ended June 30, 2015 as compared to net cash used in investing activities of $0.9 million for the same period a year ago. The increase in net cash provided by investing activities of approximately $1.3 million was primarily due to a $0.7 million reduction of additions to oil and gas properties and approximately $0.6 million in additional oil and gas property sales proceeds from various sales and settlement agreements.

Net cash provided by financing activities for the quarter ended June 30, 2015 was approximately $0.3 million in relation to loan proceeds as compared to net cash provided by financing activities of approximately $1.8 million in relation to net proceeds associated with the issuance of common stock in the prior period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We do not engage in commodity price hedging activities.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Acting Chief Financial Officer (our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures. The Company’s management, including the Chief Executive Officer and Acting Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer (our principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Lucas is periodically named in legal actions arising from normal business activities. Lucas evaluates the merits of these actions and, if it determines that an unfavorable outcome is probable and can be reasonably estimated, Lucas will establish the necessary reserves.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015, filed with the Commission on July 14, 2015, except as provided below and investors should review the risks provided below and in the Form 10-K prior to making an investment in the Company.

We currently owe significant funds under an outstanding promissory note, the repayment of which is secured by a first priority security interest in substantially all of our assets, which promissory note is currently in default.

Effective on August 13, 2013, we entered into a Letter Loan Agreement with Louise H. Rogers, which was amended effective April 29, 2014, November 13, 2014 and February 23, 2015 (as amended and modified to date, the “Letter Loan”), as described in greater detail under “Note 2 – Liquidity and Going Concern Considerations” to our unaudited condensed financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above. The repayment of the amounts due under the Letter Loan are secured by a security interest in substantially all of our assets which was evidenced by a Security Agreement and a Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing. We failed to make amortizing payments due under the Letter Loan from December 2014 to July 2015. We failed to make the required May, June and July 2015 interest payments under the terms of the Letter Loan. Consequently, an event of default occurred under the Letter Loan and the amount owed under the Letter Loan of approximately $7.3 million accrues at a default interest rate of 18% per annum. Subsequently, the Company also failed to pay the outstanding principal balance of approximately $7.3 million, due on August 13, 2015. On August 12, 2015, the Company entered into an amendment to the Letter Loan and the promissory note entered into in connection therewith (as amended to date).  Pursuant to the amendment, the maturity date of the Letter Loan and the promissory note, which was August 13, 2015, was extended to September 13, 2015, and among other things, we also agreed to reprice the exercise price of the outstanding warrants to purchase 11,195 shares of common stock held by Robertson Global Credit, LLC, the administrator of the loan, to $0.01 per share (from $33.75 per share prior to the amendment). Notwithstanding the change in the maturity date of the Letter Loan and promissory note, the lender did not waive any past events of default by us under the Letter Loan and retained the right to pursue any and all remedies for those defaults at any time. We are in discussions with the lender regarding a potential restructuring or extension of the Letter Loan, and the lender has not provided us any notice of their intent to demand immediate repayment of the amounts owed or to enforce their security interests associated therewith. Therefore, we are hopeful that we and the lender will be able to reach mutually agreeable terms on a restructuring of the debt subsequent to the date of this report.

As of the date of this report, the loan is in default and we currently do not have sufficient cash on hand to repay the $7.3 million due under the Letter Loan. Therefore, the lender may seek to secure their interest pursuant to the aforementioned security rights. Consequently, the value of our securities may decline in value. As we are in default of the Letter Loan, the lender can take certain actions under the Letter Loan, including demanding immediate repayment of all amounts outstanding or initiating foreclosure proceedings against us. As the Letter Loan is secured by substantially all of our assets, the lender (or where applicable, its agent) can foreclose on our assets which would cause us to significantly curtail or cease operations. Additionally, even if foreclosed upon, our assets might not be sufficient to repay in full the indebtedness due in connection with the Letter Loan and our other indebtedness and we may not be able to raise funds from alternative sources to repay such obligations on favorable terms, or at all. As such, the value of our securities may decline in value or become worthless in the event our lender seeks to enforce its security interest or demand we repay amounts due under the Letter Loan. Additionally, as a result of the above, in the event we are unable to raise additional funding in the future, or our lender agrees to restructure and/or extend the amounts due under the Letter Loan, we may be forced to seek bankruptcy protection.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with our entry into the Victory Settlement on June 25, 2015, we issued a total of 44,070 shares of restricted common stock to Victory Energy Corporation (see “Note 13 – Settlement Agreements” to our unaudited condensed financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above).

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

Use of Proceeds from Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As a result of termination of the Loan Agreement with Victory, the Company failed to make the required May, June and July 2015 interest payments (approximately $73,000 for each month) under the terms of the Letter Loan and furthermore failed to pay the Letter Loan when due on August 13, 2015 (notwithstanding the change in the due date described below under “Item 5. Other Information”). Consequently, the amount owed under the Letter Loan of approximately $7.3 million is currently in default (see “Note 6 – Note Payable” to our unaudited condensed financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above).

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

On August 12, 2015, the Company entered into an amendment to the Letter Loan and the promissory note entered into in connection therewith (as amended to date).  Pursuant to the amendment, the maturity date of the Letter Loan and the promissory note, which was August 13, 2015, was extended to September 13, 2015, and among other things, we also agreed to reprice the exercise price of the outstanding warrants to purchase 11,195 shares of common stock held by Robertson Global Credit, LLC, the administrator of the loan, to $0.01 per share (from $33.75 per share prior to the amendment). Notwithstanding the change in the maturity date of the Letter Loan and promissory note, the lender did not waive any past events of default by us under the Letter Loan and retained the right to pursue any and all remedies for those defaults at any time.

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
(Registrant)

/s/ Anthony C. Schnur
Anthony C. Schnur
Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Date: August 14, 2015

EXHIBIT INDEX

Exhibit	Description

10.1	Letter Loan Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.2	Amended Letter Loan Agreement (Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.1 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)

10.3	Promissory Note ($7.5 million)(Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.4	Amended and Restated Promissory Note ($7,308,817.32)(Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.2 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)

10.5	Security Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.6	Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement, and Fixture Filing (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.7	Second Amended Letter Loan Agreement (Louise H. Rogers)(November 13, 2014) (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015)(File No. 001-32508)

10.8	Second Amended and Restated Promissory Note ($7,058,964.65)(Louise H. Rogers)(November 13, 2014) (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015)(File No. 001-32508)

10.9	Letter Agreement between Lucas Energy, Inc. and Louise H. Rogers dated February 23, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2015)(File No. 001-32508)

10.10	Pre-Merger Collaboration Agreement by and between the Company, Victory Energy Corporation, Aurora Energy Partners, Navitus Energy Group and Aurora Energy Holdings LLC (February 26, 2015)(Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.11	Pre-Merger Loan and Funding Agreement between the Company and Victory Energy Corporation (February 26, 2015)(Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.12	Pledge Agreement between the Company as pledger and Victory Energy Corporation as secured party (February 26, 2015)(Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.13	Secured Subordinated Delayed Draw Term Note by the Company in favor of Victory Energy Corporation in the initial amount of $250,000 (February 26, 2015)(Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.14	Form of Subsidiary Guaranty (February 26, 2015)(Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.15	Amendment No. 1 to Pre-Merger Collaboration Agreement (March 3, 2015)(Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.16	Settlement Agreement and Mutual Release dated June 24, 2015 and effective June 25, 2015, by and between Lucas Energy, Inc. and Victory Energy Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2015)(File No. 001-32508)

10.17*	Amendment dated August 12, 2015, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer.

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer.

99.1**	Press release dated August 14, 2015

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Schema Document.

***101.CAL	XBRL Calculation Linkbase Document.

***101.LAB	XBRL Label Linkbase Document.

***101.PRE	XBRL Presentation Linkbase Document.

* Exhibits filed herewith.

** Exhibits furnished herewith.

*** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheets – June 30, 2015 and March 31, 2015, (ii) the Condensed Statements of Operations - Three Months Ended June 30, 2015 and 2014, (iii) the Condensed Statements of Cash Flows - Three Months Ended June 30, 2015 and 2014; and (iv) Notes to Condensed Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

