Form 10-Q
period 2015-09-30
LUCAS ENERGY, INC.
filed 2015-11-16
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	1,465,238 (as of November 9, 2015)

LUCAS ENERGY, INC.
TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets as of September 30, 2015 and March 31, 2015	3

	Statements of Operations for the three and six months ended September 30, 2015 and 2014	4

	Statements of Cash Flows for the six months ended September 30, 2015 and 2014	5

	Notes to the Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	31

ITEM 4.	Controls and Procedures	31

SIGNATURES	36
EXHIBIT INDEX	37

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LUCAS ENERGY, INC.
BALANCE SHEETS
(Unaudited)
	September 30,	March 31,
	2015	2015
ASSETS
Current Assets
Cash	$250,262	$166,597
Accounts Receivable	135,390	170,542
Inventories	194,997	194,519
Other Current Assets	36,340	102,300
Total Current Assets	616,989	633,958

Property and Equipment
Oil and Gas Properties (Full Cost Method)	48,460,324	49,299,535
Other Property and Equipment	420,350	420,950
Total Property and Equipment	48,880,674	49,720,485
Accumulated Depletion, Depreciation and Amortization	(13,076,116)	(12,604,570)
Total Property and Equipment, Net	35,804,558	37,115,915
Other Assets	67,872	188,645
Total Assets	$36,483,419	$37,938,518

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,409,807	$2,436,543
Common Stock Payable	20,371	19,363
Accrued Expenses	544,055	226,975
Note Payable - Victory	-	350,000
Current Portion of Long-Term Notes Payable – Rogers	468,000	7,249,411
Total Current Liabilities	3,442,233	10,282,292

Asset Retirement Obligation	1,115,186	1,051,694
Long-Term Notes Payable, Net of Current Portion – Rogers	6,802,734	-
Long-Term Notes Payable, Net of Current Portion – Silver Star	200,000	-
Total Liabilities	11,560,153	11,333,986

Commitments and Contingencies (see Note 10)

Stockholders' Equity
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par, 500 Shares Issued and Outstanding	773,900	773,900
Common Stock, 100,000,000 Shares Authorized of $0.001 Par, 1,455,763 Shares Issued and Outstanding at September 30, 2015 and 1,402,383 Shares Issued and 1,400,907 Shares Outstanding at March 31, 2015	1,456	1,402
Additional Paid in Capital	57,649,514	57,395,429
Accumulated Deficit	(33,501,604)	(31,517,040)
Common Stock Held in Treasury, 1,476 Shares, at Cost	-	(49,159)
Total Stockholders' Equity	24,923,266	26,604,532

Total Liabilities and Stockholders' Equity	$36,483,419	$37,938,518

The accompanying notes are an integral part of these financial statements.

LUCAS ENERGY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating Revenues
Crude Oil	$289,974	$992,944	$683,701	$1,934,865
Natural Gas	-	-	-	-
Total Revenues	289,974	992,944	683,701	1,934,865

Operating Expenses
Lease Operating Expenses	252,759	453,364	415,483	906,631
Severance and Property Taxes	32,872	75,764	70,495	149,259
Depreciation, Depletion,
Amortization, and Accretion	259,950	425,094	535,038	815,480
General and Administrative	628,998	1,138,753	1,178,819	1,999,204
Total Expenses	1,174,579	2,092,975	2,199,835	3,870,574

Operating Loss	(884,605)	(1,100,031)	(1,516,134)	(1,935,709)

Other Expense (Income)
Interest Expense	120,764	349,550	506,219	731,350
Other Expense (Income), Net	(52,678)	25,712	(37,789)	62,201
Total Other Expenses	68,086	375,262	468,430	793,551

Loss Before Income Taxes	(952,691)	(1,475,293)	(1,984,564)	(2,729,260)
Income Tax Expense	-	13,500	-	13,500
Net Loss	$(952,691)	$(1,488,793)	$(1,984,564)	$(2,742,760)

Net Loss Per Common Share
Basic and Diluted	$(0.66)	$(1.11)	$(1.39)	$(2.07)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	1,449,825	1,338,518	1,427,317	1,321,905

The accompanying notes are an integral part of these financial statements.

LUCAS ENERGY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities
Net Loss	$(1,984,564)	$(2,742,760)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	535,038	815,480
Share-Based Compensation	97,402	116,083
Amortization of Discount on Notes	21,323	31,992
Amortization of Deferred Financing Costs	125,145	150,592
Gain on Settlement of Debt	(14,613)	(12,103)
Loss (Gain) on Sale of Property and Equipment	602	(1,722)
Changes in Operating Assets and Liabilities:
Accounts Receivable	35,152	119,846
Inventories	(478)	-
Other Current Assets	65,960	162,134
Accounts Payable and Accrued Expenses	401,218	277,297
Net Cash Used in Operating Activities	(717,815)	(1,083,161)

Investing Cash Flows
Additions of Oil and Gas Properties	(134,510)	(1,320,387)
Proceeds from Sale of Oil and Gas Properties	347,600	444,285
Proceeds from Victory Settlement	54,021	-
Additions of Other Property and Equipment	-	(323)
Proceeds from Sale of Other Property and Equipment	-	3,000
Proceeds from Deposits, Net	1,628	-
Net Cash Provided by (Used) in Investing Activities	268,739	(873,425)

Financing Cash Flows
Net Proceeds from the Sale of Common Stock	-	1,802,090
Proceeds from Issuance of Notes Payable	450,000	-
Sale of Treasury Stock	104,754	-
Stock Placement Fees	(22,013)	-
Deferred Financing Costs	-	(32,621)
Repayment of Borrowings	-	(28,853)
Net Cash Provided by Financing Activities	532,741	1,740,616

Increase (Decrease) in Cash and Cash Equivalents	83,665	(215,970)
Cash and Cash Equivalents at Beginning of the Period	166,597	522,155
Cash and Cash Equivalents at End of the Period	$250,262	$306,185

The accompanying notes are an integral part of these financial statements.

LUCAS ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - GENERAL

History of the Company. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006.

The accompanying unaudited interim financial statements of Lucas Energy, Inc. (“Lucas” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lucas’s annual report filed with the SEC on Form 10-K for the year ended March 31, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2015, as reported in the Form 10-K have been omitted.

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

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At September 30, 2015, the Company’s total current liabilities of $3.4 million exceeded its total current assets of $0.6 million, resulting in a working capital deficit of approximately $2.8 million, while at March 31, 2015, the Company’s total current liabilities of $10.3 million exceeded its total current assets of $0.6 million, resulting in a working capital deficit of $9.7 million. The $6.8 million decrease in the working capital deficit is primarily related to approximately $6.8 million of the Company’s long-term note payable with Rogers (defined and described in greater detail under “Note 13-Settlement Agreements” below) being transferred to long-term debt as a result of the Amendment to Letter Agreement entered into on August 28, 2015, which extended the maturity date of such debt to October 31, 2016 (which is described in greater detail below under “Note 6 – Notes Payable”).

On February 3, 2015, Lucas executed a Letter of Intent and Term Sheet (“Letter of Intent”) for a proposed business combination with Victory Energy Corporation (“Victory”). Through May 2015, the Company had received $600,000 in funding from Victory per the terms of a Pre-Merger Loan and Funding Agreement (the “Loan Agreement”) between Lucas and Victory, which was executed on February 26, 2015. On May 11, 2015, Victory notified Lucas that Victory did not intend to proceed with the merger contemplated by the Letter of Intent and thereby terminated the Letter of Intent. Thereafter, on June 24, 2015, Lucas and Victory executed a Settlement Agreement and Mutual Release whereby Lucas acknowledged and agreed that among other things, Lucas would exchange working interests in certain oil and gas properties and issue Victory 44,070 shares of restricted common stock in full satisfaction of the $600,000 owed by Lucas to Victory. The 44,070 shares of restricted common stock were ultimately forfeited and returned to Lucas on September 24, 2015 due to Victory’s failure to comply with the terms of the Rogers Settlement (which is defined and described in greater detail below under “Note 13 - Settlement Agreements”).  The forfeited shares, along with 1,476 treasury shares (for a total of 45,546 shares of common stock), were then sold in a private transaction on September 28, 2015 for an aggregate of $104,754 (see “Note 7 – Stockholders' Equity” below).

During the three months ended June 30, 2015 and the first month of the current period, the Company failed to make the required May, June and July 2015 interest payments (approximately $73,000 for each month) due under the terms of the Letter Loan, as amended (see “Note 6 – Notes Payable” below). Consequently, the amount owed under the Letter Loan, as amended, of approximately $7.3 million had been in default since May 2015, and accrued a default interest rate of 18% per annum. On August 12, 2015, the Company entered into an amendment to the Letter Loan (the “Letter Loan Amendment”) and the promissory note entered into in connection therewith (as amended to date). Pursuant to the amendment, the maturity date of the Letter Loan and the promissory note, which maturity date was previously August 13, 2015, was extended to September 13, 2015, we also agreed to reprice the exercise price of the outstanding warrants to purchase 11,195 shares of common stock held by Robertson Global Credit, LLC, the administrator of the loan, to $0.01 per share (from $33.75 per share prior to the amendment); we also agreed to pay all professional fees incurred by our lender; agreed to make principal payments to our lender from certain insurance proceeds to be received after the date of the amendment; agreed to pay our lender $39,000 in lieu of interest on the amended note as well as all operating income of collateralized assets (beginning October 1, 2015); and the parties agreed that if after 90 days a related party of Silver Star (defined below) and our lender could not agree to a buyout of the amended note, the Company would transfer all of its assets to a wholly-owned subsidiary. In connection with the Letter Loan Amendment, our lender also agreed to waive all past events of default which had occurred under the Amended Letter Loan and the amended note as of the date of the Letter Loan Amendment.

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

On August 30, 2015, we entered into a Non-Revolving Line of Credit Agreement with Silver Star Oil Company (“Silver Star” and the “Line of Credit”). The Line of Credit, which had an effective date of August 28, 2015, provides us the right to sell up to $2.4 million in convertible promissory notes (the “Convertible Notes”) to Silver Star.  Specifically, the Company has the right to request advances in an amount not to exceed $200,000, each thirty days, and each advance is evidenced by a Convertible Note (described in greater detail in “Note 6 – Note Payable” below).  The Convertible Notes allow the holder thereof the right to convert the principal and interest due thereunder into common stock of the Company at a conversion price of $1.50 per share, provided that the total number of shares of common stock issuable upon conversion of the Convertible Notes cannot exceed 19.9% of our outstanding shares of common stock on the date the Line of Credit was agreed to (or the total voting power outstanding on such date), or otherwise exceed the amount of shares that would require stockholder approval under applicable NYSE MKT rules, unless or until we receive stockholder approval for such issuances (provided that we have been advised that the NYSE MKT will require the Company to obtain stockholder approval before any of the Convertible Notes are converted, which stockholder approval has not been received to date). In the event the number of shares of common stock issuable upon conversion of the Convertible Notes exceeds such threshold, the notes cannot be converted into common stock.  On September 28, 2015, Lucas issued a Convertible Note in the amount of $200,000 which contained a beneficial conversion feature with an intrinsic value of $73,333.  Subsequently, on October 23, 2015, the Company issued another Convertible Note for $200,000 which contained a beneficial conversion feature with an intrinsic value of $138,667.  The Company determined that these notes are contingently convertible based on the requirement that the notes require stockholder approval before they can be converted.  Therefore, the Company will not record debt discount for the beneficial conversion feature intrinsic values until the notes are settled in common shares.

Although we are able to continue to borrow funds under the Line of Credit over the next 10 months, going forward, we anticipate requiring additional funding of approximately $0.5 million for drilling and workover activities on existing properties, as well as the funding required to repay the amounts owed under the Letter Loan, as amended, in the event we cannot further extend or restructure such debt. In order to address the Company’s capital obligations over the next several months and ensure the future viability of the Company, we plan to seek to acquire the necessary funding through a combination with another entity with the financing to recapitalize the new company or by acquiring the necessary development funding on a stand-alone basis. Lucas is actively discussing potential transactions (financings, acquisitions and mergers) which we believe, if finalized and completed, will provide the financial mass to develop the significant reserves at our disposal. As of this date, Lucas has not entered into any binding agreements other than those described herein and no definitive transactions are pending in connection with our planned strategic transaction.

Due to the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to drill additional wells and develop our proved undeveloped reserves (PUDs) or acquire additional operating properties; we believe that our revenues will continue to decline over time. Furthermore, in the event we are unable to raise additional funding in the future, we will not be able to complete drilling and/or workover activities and may not be able to make required payments on our outstanding liabilities, including the amounts owed under the Letter Loan, as amended, and in fact as described above, we have previously not been able to make certain of such payments. Therefore, in the event we do not raise additional funding in the future, we may be forced to scale back our business plan, sell assets to satisfy outstanding debts or take other remedial steps which may include seeking bankruptcy protection.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Oil and Gas Properties

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized. Properties not subject to amortization consist of acquisition, exploration and development costs, which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization. Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $31.81 per barrel of oil equivalent (“BOE”) for the three months ended September 30, 2015, and was $36.30 per BOE for the three months ended September 30, 2014.  Amortization expense calculated per equivalent physical unit of production amounted to $31.88 per BOE for the six months ended September 30, 2015, and was $36.32 per BOE for the six months ended September 30, 2014.

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. The price used in the ceiling test is the simple average first of the month price for the prior 12 months. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of September 30, 2015, no impairment of oil and gas properties was indicated.

All of Lucas's oil and gas properties are located in the United States.  Below are the components of Lucas's oil and gas properties recorded at:

	September 30,	March 31,
	2015	2015
Proved leasehold costs	$10,216,151	$11,062,137
Costs of wells and development	37,526,836	37,520,061
Capitalized asset retirement costs	717,337	717,337
Total oil and gas properties	48,460,324	49,299,535
Accumulated depreciation and depletion	(12,772,361)	(12,336,704)
Net capitalized costs	$35,687,963	$36,962,831

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

Also, on June 25, 2015, per the Earthstone Settlement and Earthstone/Victory Settlement (described below under “Note 13 - Settlement Agreements”), Earthstone (defined in Note 13) agreed to pay us approximately $54,000 (representing the net of amounts previously paid by Victory to Earthstone in connection with the terms of a prior participation agreement covering certain leases in Karnes County, Texas and certain amounts owed to us in connection with title issues discovered in connection with those leases) and we agreed that we are deemed a non-consenting party in connection with such wells; and Victory agreed to assign certain oil and gas interests in the wells which we transferred to Victory in February 2015, to Earthstone. As a result, we capitalized approximately $142,000 (approximately $196,000 paid by Victory to Earthstone less approximately $54,000 paid by Earthstone to Lucas) to our oil and gas property full-cost pool.

In addition, on June 25, 2015, per the Victory Settlement Agreement (described below under “Note 13 - Settlement Agreements”), Victory retained ownership and control over five Penn Virginia well-bores and also retained the obligations to pay expenses associated with such Penn Virginia well-bores effective after August 1, 2014; and we also assigned Victory rights to another property located in the same field as the Penn Virginia well-bores. In total, six Penn Virginia well-bores rights were assigned to Victory, representing a $529,860 credit to our oil and gas property full-cost pool.

On September 3, 2015, per the Rogers Settlement Agreement (described below under “Note 13 - Settlement Agreements”), Lucas requested the return of certain assets granted to Victory as part of the Rogers Settlement Agreement. Those assets included the assignment of a 3.28% leasehold working interest in the Dingo Unit and a 1.48% leasehold working interest in the Platypus Unit; as well as 44,070 shares of common stock of Lucas. As of September 30, 2015, these assets were returned to Lucas. As a result, Lucas recorded a credit of $110,616 to our oil and gas property full-cost pool representing the fair value of the forfeited shares ($2.51 per share) on the date the common stock was returned to Lucas on September 24, 2015.

Office Lease

  On July 27, 2015, we moved our corporate headquarters from 3555 Timmons Lane, Suite 1550, Houston, Texas 77027 to 450 Gears Road, Suite 780, Houston, Texas 77067 in connection with the expiration of our prior office space lease and received proceeds from our security deposit of $6,628. We entered into a sublease on approximately 3,300 square feet of office space pursuant to a sublease that expires on January 31, 2016 that has a base monthly rent of approximately $5,000 of which we have already paid four months in advance as well as a $5,000 security deposit.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the retirement of oil and gas property and equipment for the six-month period ended September 30, 2015.  Lucas does not have any short-term asset retirement obligations as of September 30, 2015.

Carrying amount at beginning of period - March 31, 2015	$1,051,694
Accretion	63,492
Carrying amount at end of period - September 30, 2015	$1,115,186

NOTE 6 – NOTES PAYABLE

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

Pursuant to the Loan Agreement, Victory agreed to loan the Company up to $2 million, with $250,000 initially loaned on February 26, 2015 (the “Closing” and the “Initial Draw”). The Initial Draw, and any other amounts borrowed under the Loan Agreement were to be evidenced by a Secured Subordinated Delayed Draw Term Note issued by the Company in favor of Victory, which was in an initial amount of $250,000 (the “Draw Note”). Amounts owed under the Draw Note were to be secured by the pledge of shares of the Company’s common stock pursuant to the terms of a Pledge Agreement between the Company as pledgor and Victory as secured party (the “Pledge Agreement”). Victory had loaned Lucas a total of $350,000 through March 31, 2015, which was recognized as a current liability on the balance sheet on March 31, 2015 as the maturity date for the loan was February 26, 2016. After March 31, 2015, but prior to the Victory Settlement noted below in “Note 13 – Settlement Agreements”, Victory loaned Lucas an additional $250,000 for a total loan balance of $600,000.

On May 11, 2015, Victory notified Lucas that Victory did not intend to proceed with the Merger and thereby terminated the Letter of Intent. Thereafter, on June 24, 2015, Lucas and Victory executed a Settlement Agreement and Mutual Release whereby among other things, Lucas acknowledged that Victory had no further obligation to advance any funds to Lucas under the Loan Agreement, the Draw Note or otherwise and Lucas exchanged working interests in certain oil and gas properties and 44,070 shares of restricted common stock (the “Settlement Shares”) in complete satisfaction of the $600,000 owed to Victory under the Loan Agreement. Therefore, we recognized no liability to Victory as of September 30, 2015 on our balance sheet, as the loan amount was allocated to oil and gas property full-cost pool as part of the $529,860 credit described in “Note 4 – Property and Equipment”. The 44,070 shares of restricted common stock were ultimately forfeited and returned to Lucas on September 24, 2015 due to Victory’s failure to comply with the terms of the Rogers Settlement (which is defined and described in greater detail below under “Note 13 - Settlement Agreements”).  The forfeited shares, along with 1,476 treasury shares (for a total of 45,546 shares of common stock), were then sold in a private transaction on September 28, 2015 for an aggregate of $104,754 (see “Note 7 – Stockholders' Equity” below).

Rogers Loan

Letter Loan

Effective on August 13, 2013, Lucas entered into a Letter Loan Agreement with Louise H. Rogers (as amended and modified to date, the “Letter Loan”). In connection with the Letter Loan and a Promissory Note entered into in connection therewith, Ms. Rogers loaned the Company $7.5 million (the “Loan”). The Loan accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default), can be prepaid by Lucas at any time without penalty after November 13, 2013 and was due and payable on August 13, 2015, provided that $75,000 in interest only payments were due on the Loan during the first six months of the term (which were escrowed by Lucas) and beginning on March 13, 2014, Lucas was required to make monthly amortization principal payments equivalent to the sum of fifty-percent of the Loan during months seven through twenty-four of the term (which requirement has since been modified by the amendment described below). An escrow deposit of $450,000 for the first six months interest was recorded as restricted cash within the balance sheet, with no balance outstanding on the balance sheet as of September 30, 2015. Lucas is also required to make mandatory prepayments of the loan in the event the collateral securing the Loan does not meet certain thresholds and coverage ratios. Repayment of the Loan is secured by a security interest in substantially all of Lucas’s assets which was evidenced by a Security Agreement and a Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing. Lucas agreed to pay a $15,000 quarterly administrative fee in connection with the Loan and also granted the administrator a warrant to purchase up to 11,195 shares of Lucas’s common stock at an exercise price of $33.75 per share (which was lowered to $0.01 per share on August 12, 2015) and a term continuing until the earlier of (a) August 13, 2018; and (b) three years after the payment in full of the Loan. On August 16, 2013, a portion of the funds raised in connection with the Loan were used to repay $3.25 million in outstanding notes issued in April and May 2013. The Company also capitalized approximately $495,000 in deferred financing costs in relation to expenses incurred in the execution of the Letter Loan.

The Company recorded the fair value of warrants issued in connection with the Note Payable as a discount on the Note and amortized the discount through non-cash interest expense using the effective interest method over the term of the debt. The fair value of the 11,195 Letter Loan warrants was recorded as a $127,963 debt discount on August 13, 2013.  The change in exercise price, which occurred on August 12, 2015, from $33.75 to $0.01 per share resulted in an increase to the fair value of the warrants of $15,136 which was expensed immediately as interest expense.  Amortization of debt discount of $21,323 was recorded during the six months ended September 30, 2015.  No unamortized discount remained as of September 30, 2015.

Amended Letter Loan

Effective on April 29, 2014, the Company entered into an Amended Letter Loan Agreement (the “Amended Letter Loan”) and Amended and Restated Promissory Note (as amended to date, the “Amended Note”), each effective March 14, 2014, in connection with the Letter Loan. Pursuant to the Amended Letter Loan and Amended Note, we restructured the repayment terms of the original Letter Loan and Promissory Note to defer monthly amortizing principal payments which began on March 13, 2014, during the period from April 13, 2014 through September 13, 2014, during which six month period interest on the Amended Note accrued at 15% per annum (compared to 12% per annum under the terms of the original Promissory Note). Beginning on October 13, 2014, the interest rate of the Amended Note returned to 12% per annum and we were required to pay the monthly amortization payments in accordance with the original repayment schedule (which total approximately $205,000 to $226,000, depending on the due date), as well as additional principal amortization payments of approximately $266,000 every three months (beginning October 13, 2014, and ending on July 13, 2015) until maturity, with approximately $3.87 million due on maturity, which maturity date remained August 13, 2015. Additionally, we agreed to pay all legal expenses of the lender related to the amendments and agreed to (i) pay $25,000 and (ii) issue 3,000 shares of restricted common stock, to Robertson Global Credit, LLC (“Robertson”), the administrator of the Loan, as additional consideration for the modifications. We also agreed that should we opt to prepay the Amended Note prior to the maturity date, we are required to pay an exit fee equal to the advisory fees of approximately $15,000 per quarter that would have been due, had the note remained outstanding through maturity.

Second Amended Letter Loan

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

Letter Agreement

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

The Letter Agreement also provided us the right to extend the maturity date of the promissory note to September 13, 2015, by paying an extension fee of 2% of the remaining balance of the note on or before the maturity date, and to thereafter further extend the maturity date of the promissory note to October 13, 2015, by paying an additional extension fee of 2% of the then remaining balance of the note on or before the September 13, 2015 extended maturity date.

We also agreed to pay the lender all current and past due credit administration and legal fees, a $50,000 loan amendment fee upon final repayment of the promissory note, and to require Victory to provide Rogers a promissory note in the amount of $250,000, payable within 90 days following the termination of our proposed merger transaction with Victory. Subsequently Victory and Ms. Rogers entered into a settlement agreement providing for the repayment of the $250,000 owed (described below under “Note 13 - Settlement Agreements”).  The lender agreed to waive the prior defaults under the promissory note upon the parties’ entry into the new agreements.

The Company failed to make the required May, June and July 2015 interest payments (approximately $73,000 for each month) under the terms of the Letter Agreement, as amended. Consequently, the amount owed under the Letter Loan, as amended, of approximately $7.3 million was deemed in default beginning in May 2015, and accrued a default interest rate of 18% per annum. On August 12, 2015, the Company entered into an amendment to the Letter Loan and the promissory note entered into in connection therewith (as amended to date).  Pursuant to the amendment, the maturity date of the Letter Loan and the promissory note, which was previously August 13, 2015, was extended to September 13, 2015, and among other things, we also agreed to reprice the exercise price of the outstanding warrants to purchase 11,195 shares of common stock held by Robertson Global Credit, LLC, the administrator of the loan, to $0.01 per share (from $33.75 per share prior to the amendment). Notwithstanding the change in the maturity date of the Letter Loan and promissory note, the lender did not waive any past events of default by us under the Letter Loan and retained the right to pursue any and all remedies for those defaults at any time.

Amendment to Letter Agreement

On August 28, 2015, we and our lender entered into an Amendment dated August 28, 2015 to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both Dated November 13, 2014 (the “Letter Loan Amendment”). Pursuant to the Letter Loan Amendment, we and our lender agreed to amend the Second Amended Letter Loan Agreement (as amended to date, the “Letter Loan”), and the Second Amended and Restated Promissory Note (as amended to date, the “Amended Note”), each entered into on November 24, 2014 and effective November 13, 2014, by extending the maturity date of the Amended Note to October 31, 2016 (from September 13, 2015); we agreed to pay all professional fees incurred by our lender; we agreed to make principal payments to our lender from certain insurance proceeds to be received after the date of the Letter Loan Amendment; we agreed to pay our lender $39,000 in lieu of interest on the Amended Note as well as all operating income of collateralized assets (beginning October 1, 2015); and the parties agreed that if after 90 days a related party of Silver Star and our lender could not agree to a buyout of the Amended Note, the Company would transfer all of its assets to a wholly-owned subsidiary. In connection with the Letter Loan Amendment, our lender also agreed to waive all past events of default which had occurred under the Amended Letter Loan and the Amended Note as of the date of the Letter Loan Amendment.

As the Amended Note has an October 31, 2016 maturity date, the current portion of the amounts due under the Amended Note is $468,000 and the long-term portion is $6,802,734 as of September 30, 2015.

Together, with the initial Letter Loan, the Amended Letter Loan, the Second Amended Letter Loan, the Letter Agreement and Letter Loan Amendment, the Company has paid approximately $1.4 million in cash interest and fully amortized approximately $583,000 in deferred financing cost as of September 30, 2015.

Silver Star Line of Credit

On August 30, 2015, Lucas entered into a Non-Revolving Line of Credit Agreement with Silver Star Oil Company (“Silver Star” and the “Line of Credit”). The Line of Credit, which had an effective date of August 28, 2015, provides the Company the right, from time to time, subject to the terms of the Line of Credit, to sell up to $2.4 million in convertible promissory notes (the “Convertible Notes”) to Silver Star. Specifically, the Company has the right to request advances in an amount not to exceed $200,000, each thirty days, provided that subject to the conditions set forth in the Line of Credit, and summarized below, Silver Star is required to advance us $200,000 on October 1, 2015.  Each advance is evidenced by a Convertible Note described in greater detail below. The Company agreed to comply with certain standard affirmative and negative covenants in connection with the Line of Credit and both we and Silver Star made customary representations and warranties therein. Among other things, unless waived by Silver Star, the following closing conditions must be met under the Line of Credit, in order for Silver Star to be required to loan us funds in connection with an advance: (a) no event of default or breach must have occurred under the Convertible Notes or any other agreements between us and Silver Star; (b) we must have obtained approval of the NYSE MKT for the sale of the Convertible Notes; (c) our common stock must be traded on the NYSE MKT; and (d) no more than thirty days shall have passed since our receipt of a notice of default in connection with any material default in excess of $50,000.

The Line of Credit also provides Silver Star the right to force us, with ten days prior notice, to sell Convertible Notes up to the total then remaining amount of funding available under the Line of Credit. Pursuant to the Line of Credit, we agreed to seek shareholder approval, in the event either we or the NYSE MKT require shareholder approval, of the Line of Credit and/or the shares of common stock issuable upon conversion of the Convertible Notes (provided that we have been advised that the NYSE MKT will require the Company to obtain stockholder approval before any of the Convertible Notes are converted, which stockholder approval has not been received to date), within 45 days of the date of Silver Star’s request. Finally, we agreed to not take certain actions without the prior written consent of Silver Star so long as we had any obligation under the Line of Credit or Convertible Notes, including to not designate any shares of preferred stock, or to issue or agree to issue more than 10% of our outstanding securities in any 180 day period (except pursuant to already outstanding convertible securities).

Unless otherwise agreed between the parties, each of the Convertible Notes are due and payable on October 1, 2016, accrue interest at the rate of 6% per annum (15% upon the occurrence of an event of default), and allow the holder thereof the right to convert the principal and interest due thereunder into common stock of the Company at a conversion price of $1.50 per share, provided that the total number of shares of common stock issuable upon conversion of the Convertible Notes cannot exceed 19.9% of our outstanding shares of common stock on the date the Line of Credit was agreed to (or the total voting power outstanding on such date), or otherwise exceed the amount of shares that would require stockholder approval under applicable NYSE MKT rules, unless or until we receive stockholder approval for such issuances (provided that we have been advised that the NYSE MKT will require the Company to obtain stockholder approval before any of the Convertible Notes are converted, which stockholder approval has not been received to date). In the event the number of shares of common stock issuable upon conversion of the Convertible Notes exceeds such threshold, the notes cannot be converted into common stock. We have the right to prepay the Convertible Notes at any time, provided we provide the holder at least 30 days prior notice of our intention to prepay such notes.

As discussed above, the terms of the Line of Credit, including our ability to request advances and Silver Star’s requirement to purchase Convertible Notes, was subject to certain terms and conditions, including the continued listing of our common stock on the NYSE MKT, and as disclosed previously, we were notified of our failure to meet certain of the NYSE MKT’s continued listing requirements in February 2014. We thereafter submitted a plan of compliance to the NYSE MKT which was accepted by the NYSE MKT, and were subsequently granted various extensions in which we were required to re-gain compliance with the NYSE MKT continued listing standards, the last of which expired on August 28, 2015. In a letter dated September 8, 2015, the NYSE MKT notified the Company that we had successfully regained compliance with the NYSE MKT continued listing standards.

On September 28, 2015, we sold a Convertible Note in the aggregate principal amount of $200,000 to Silver Star pursuant to the terms of the Line of Credit (which note was required to be sold by us on or before October 1, 2015).  If fully converted by Silver Star (without factoring in any accrued and unpaid interest thereon, which is also convertible into our common stock as provided in the note), notwithstanding the requirement for NYSE Approval (as discussed above), a total of 133,334 shares of common stock would be required to be issued to Silver Star (representing approximately 8.4% of our then outstanding shares of common stock) and if fully converted at maturity, when factoring in accrued interest thereon through maturity, a total of 141,578 shares of common stock would be required to be issued to Silver Star.  The Convertible Note contained a beneficial conversion feature with an intrinsic value of $73,333.  The Company determined that the note is contingently convertible based on the fact that the notes require stockholder approval before they can be converted.  Therefore, the Company will not record debt discount for the beneficial conversion feature intrinsic values until the note is settled in common shares.

As of September 30, 2015, we had a Note Payable to Silver Star for $200,000 which is recognized as a long-term liability on the Company balance sheet as of September 30, 2015. As the funds were provided on September 28, 2015, no material accrued interest has been recorded as of September 30, 2015.

NOTE 7 – STOCKHOLDERS' EQUITY

Preferred Stock

As of September 30, 2015, the Company has 500 shares of Series A Convertible Preferred Stock issued and outstanding. Each share of the Series A Convertible Preferred Stock is convertible into 40 shares of the Company’s common stock and has no liquidation preference and no maturity date. Additionally, the conversion rate of the Series A Convertible Preferred Stock adjusts automatically in connection with and in proportion to any dividends payable by the Company in common stock.

Common Stock

The following summarizes Lucas's common stock activity during the six-month period ended September 30, 2015:

		Common Shares*
		Issued
	Amount (a)	Per Share	Shares	Treasury	Outstanding
Balance at March 31, 2015			1,402,383	(1,476)	1,400,907
Pledge Shares Issued in
Consideration of Victory Note	$234,777	$5.32	44,070	-	44,070
Cancellation of Pledge Shares
Issued in Consideration of
Victory Note	110,616	2.51	-	(44,070)	(44,070)
Sale of Treasury Shares	104,754	2.30	-	45,546	45,546
Share-Based Compensation	39,036	4.19	9,310	-	9,310
Balance at September 30, 2015			1,455,763	-	1,455,763

*	In accordance with SAB TOPIC 4C, all issued and outstanding shares of common stock have been retroactively adjusted to reflect the Reverse Split that occurred on July 15, 2015.
(a)	Net proceeds or fair market value on grant date, as applicable.

On June 25, 2015, pursuant to the Victory Settlement (described below under “Note 13 - Settlement Agreements”), we and Victory agreed that among other things, we would issue 44,070 shares of our restricted common stock to Victory in full consideration of the $600,000 owed under the Loan Agreement, which would be held in escrow until the payment of amounts owed to Rogers under the Rogers Settlement (which is described in greater detail below under “Note 13 - Settlement Agreements”).

On September 3, 2015, Lucas requested the return of 44,070 shares of common stock from the escrow agent established as part of the Rogers Settlement. Per the settlement agreement with Victory, in the event Victory failed to timely make the full payment of $258,000 due to our lender by August 27, 2015, then all assets held in escrow would be promptly returned to Lucas. As a result, the escrow agent returned the 44,070 shares of common stock to Lucas, which shares were then placed in the Company’s treasury.

On September 17, 2015, Allied Petroleum, Inc. (“Allied”), entered into a Subscription Agreement with Lucas and agreed to purchase 45,546 shares of the restricted common stock (the “Allied Shares”) of Lucas, which shares were held in the Company’s treasury, for $2.30 per share (a 17% discount to the $2.78 closing price of the Company’s common stock on September 17, 2015) or $104,754 in aggregate. The closing of the transactions contemplated by the Subscription Agreement was subject to, and contingent upon, the approval of the additional listing of the Allied Shares on the NYSE MKT (the “Listing Approval”). The Listing Approval was received on September 21, 2015, and on such date the Subscription Agreement became binding on the parties. The Company received funds from Allied on September 25, 2015, and issued Allied the Allied Shares on September 28, 2015. The principal of Allied is John Chambers, who is also the principal of Silver Star, with whom the Company entered into a Non-Revolving Line of Credit Agreement on August 30, 2015 (see “Note 6 – Notes Payable”).  Because the Allied shares were issued from the Company's treasury, the sale did not result in an increase in the Company's total issued shares.

See “Note 9 – Share-Based Compensation”, for information on common stock activity related to Share-Based Compensation, including shares granted to the board of directors, officers, employees and consultants.

Warrants

During the six months ended September 30, 2015, no warrants were exercised or cancelled.

The following is a summary of the Company's outstanding warrants at September 30, 2015:

Warrants		Exercise	Expiration	Intrinsic Value at
Outstanding		Price ($)	Date	September 30, 2015
100,422	(1)	71.50	July 4, 2016	$-
41,300	(2)	57.50	October 18, 2017	-
11,000	(3)	37.50	April 4, 2018	-
2,000	(4)	37.50	May 31, 2018	-
11,195	(5)	0.01	August 13, 2018	23,957
66,668	(6)	25.00	April 21, 2019	-
232,585				$23,957

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

(5)
Warrants issued in connection with the Letter Loan.  The warrants were exercisable on the grant date (August 13, 2013) and remain exercisable until the earlier of (a) August 13, 2018; and (b) three years after the payment in full of the Loan.  The exercise price was lowered to $0.01 per share on August 12, 2015, and the Company recorded approximately $15,000 in one-time amortization expenses related to the price reduction.

(6)
Warrants issued in connection with the sale of units in the Company’s unit offering in April 2014. The Warrants became exercisable on April 21, 2014 and will remain exercisable thereafter until April 21, 2019.

NOTE 8 – INCOME TAXES

The Company has estimated that its effective tax rate for Federal purposes will be zero for the 2016 fiscal year and consequently, recorded no provision or benefit for income taxes for the six months ended September 30, 2015.

NOTE 9 – SHARE-BASED COMPENSATION

Lucas measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Common Stock

Lucas issued 9,310 shares of its common stock with an aggregate grant date fair value of $39,036 during the six-month period ended September 30, 2015, which were valued based on the trading value of Lucas’s common stock on the date of grant. Also, on September 30, 2015, the Company awarded an additional 9,475 shares of its common stock with an aggregate grant fair value of $20,371, which were valued based on the trading value of Lucas’s common stock on the date of grant. Those common stock awards had yet to be physically issued as of September 30, 2015, and therefore, were recognized as accrued common stock payable on the balance sheet. The shares were awarded according to the employment agreement with an officer and as additional compensation for other managerial personnel.

Stock Options

Of the Company’s outstanding options, 2,000 expired, while none were exercised, or forfeited during the six months ended September 30, 2015.

The following table sets forth stock option activity for the six-month periods ended September 30, 2015 and 2014:

	Six Months Ended		Six Months Ended
	September 30, 2015		September 30, 2014
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock Options	Grant Price	Stock Options	Grant Price
Outstanding at March 31	24,920	$33.80	36,579	$34.75
Expired/Cancelled	(2,000)	32.00	-
Outstanding at September 30	22,920	$33.96	36,579	$34.75

No stock options were granted during the six months ended September 30, 2015. Compensation expense related to stock options during the three-month and six-month periods ended September 30, 2015 was $36,247 and $57,358, respectively.

Options outstanding and exercisable at September 30, 2015 and September 30, 2014 had no intrinsic value, respectively. The intrinsic value is based upon the difference between the market price of Lucas’s common stock on the date of exercise and the grant price of the stock options.

The following tabulation summarizes the remaining terms of the options outstanding:

Exercise	Remaining	Options	Options
Price ($)	Life (Yrs.)	Outstanding	Exercisable
24.50	1.2	3,000	3,000
40.75	2.1	4,000	2,000
43.50	2.1	6,000	6,000
40.25	2.1	2,000	2,000
39.50	2.4	2,000	-
5.50	2.5	4,000	4,000
51.75	5.0	1,920	1,920
	Total	22,920	18,920

As of September 30, 2015, total unrecognized stock-based compensation expense related to all non-vested stock options was $49,485, which is being recognized over a weighted average period of approximately 1.5 years.

In prior periods, the shareholders of the Company approved the Company’s 2014, 2012 and 2010 Stock Incentive Plans (“the Plans”). The Plans are intended to secure for the Company the benefits arising from ownership of the Company’s common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company’s future growth. The Plans provide an opportunity for any employee, officer, director or consultant of the Company to receive incentive stock options (to eligible employees only), nonqualified stock options, restricted stock, stock awards and shares in performance of services. There are 50,434 shares available for issuance under the Plans as of September 30, 2015.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings. From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations, except as discussed below. We may become involved in material legal proceedings in the future.

On May 1, 2015, Tanner Services, L.L.C. (“Tanner”) filed a petition against us in the District Court of Harris County, Texas 152nd Judicial District, seeking payment from us in the amount of $153,136 (which is currently recognized as a payable in the Company balance sheet), which was alleged as past due by Tanner for certain equipment, personnel and materials relating to our oil and gas properties, interest on such unpaid amount and legal fees of $5,000.  On November 10, 2015, the parties agreed to enter into an Agreed Final Judgment whereby we agreed to pay Tanner the $153,136 alleged due (together with post-judgment interest at 6% per annum) and we and Tanner further agreed that such amount would be payable in 12 monthly installments of $5,000 (beginning November 15, 2015 and continuing until October 15, 2016), with the remaining balance of $100,594 due on November 15, 2016.  In the event we satisfy the requirements of the final judgment, Tanner agreed to file a memorandum of release and satisfaction with the court.

NOTE 11 – POSTRETIREMENT BENEFITS

Lucas maintains a matched defined contribution savings plan for its employees.  During the three-month and six-month periods ended September 30, 2015, Lucas's total costs recognized for the savings plan were $7,300 and $14,675, respectively.  During the three-month and six-month periods ended September 30, 2014, Lucas's total costs recognized for the savings plan were $12,201 and $24,525, respectively.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the six-month periods ended September 30, 2015 and 2014:
	Six Months Ended September 30,
	2015	2014
Interest	$73,769	$548,767
Income Taxes	-	44,500

Non-cash investing and financing activities for the six-month periods ended September 30, 2015 and 2014 included the following:

	Six Months Ended September 30,
	2015	2014

Issuance of Restricted Stock for Amended Loan	$-	$47,250
Change in Accrued Capital Expenditures	61,885	675,820
Forgiveness of Debt in Victory Settlement	600,000	-
Common Stock Issued to Settle Stock Payable	234,777	-
Return and Cancellation of Common Stock Issued in Victory Settlement	(110,616)	-

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

Victory Settlement

Pursuant to the Victory Settlement, we and Victory agreed to terminate any and all obligations between the parties pursuant to that certain February 2, 2015 Letter of Intent for Business Combination (the “Letter of Intent”), pursuant to which we and Victory previously planned to combine our companies, and that certain Pre-Merger Collaboration Agreement dated February 26, 2015, as amended by amendment No. 1 thereto, dated March 3, 2015 (as amended, the “Collaboration Agreement”); that Victory would retain ownership and control over five Penn Virginia well-bores (the “Penn Virginia Well-Bores”) and would also retain the obligations to pay expenses associated with such Penn Virginia Well-Bores effective after August 1, 2014; and that we would also assign Victory rights to another property located in the same field as the Penn Virginia Well-Bores. We also confirmed the amount of $600,000 previously advanced to us by Victory pursuant to the terms of a prior Pre-Merger Loan and Funding Agreement dated February 26, 2015 (the “Funding Agreement”); that Victory had no further obligations to advance any additional funds to us pursuant to the terms of the Funding Agreement (which originally provided us the right to borrow up to $2 million from Victory); and that we would issue 44,070 shares of our restricted common stock to Victory (the “Victory Shares”) in full consideration of the $600,000 owed under the Funding Agreement (which were to be held in escrow until the payment of amounts owed to Rogers under the Rogers Settlement described below). We also agreed to grant Victory piggyback registration rights in connection with the Victory Shares and Victory agreed to leakout terms associated with the Victory Shares, whereby Victory would not sell through a broker, more than 1,000 of the Victory Shares per day; 5,000 of the Victory Shares per week; and 20,000 of the Victory Shares per month. We and Victory also agreed to release each other from any and all claims, demands and causes of action which either party had against the other prior to the June 25, 2015 effective date of the Victory Settlement, whether known or unknown, in connection with the terminated agreements. The Victory Shares were in lieu of any shares of common stock we were required to pledge to Victory pursuant to the terms of the Funding Agreement and related agreements. The Victory Shares were ultimately forfeited and returned to Lucas on September 24, 2015 due to Victory’s failure to comply with the terms of the Rogers Settlement described below. The forfeited shares, along with 1,476 treasury shares (for a total of 45,546 shares of common stock), were then sold in a private transaction on September 28, 2015 for an aggregate of $104,754 (see “Note 7 – Stockholders' Equity” above).

Rogers Settlement

Pursuant to the Rogers Settlement, Victory and Rogers agreed, among other things, to terminate the $250,000 contingently payable note which was issued to Rogers in connection with the entry by us and Victory into the Collaboration Agreement and that Victory would pay Rogers, on or before July 15, 2015, approximately $253,750, and that Rogers’ legal counsel would hold the assignment of the additional Penn Virginia property and the Victory Shares (described above) in escrow until such time as the required payment is made by Victory.

On July 16, 2015, Victory entered into an Amendment Agreement (“Amendment”) whereby, Victory and Rogers agreed that the amount to be paid by Victory to Rogers was $258,125, instead of $253,750. The Amendment further specified that if Victory failed to make the payment of $258,125 on or before July 15, 2015, Victory would be in default under the Rogers Settlement and default interest on the amount due would begin to accrue at a per diem rate of approximately $129, and the escrow would continue until August 27, 2015, during which time Victory was required to make all payments owed to Rogers. Additionally, Victory acknowledged in the Amendment its obligation to pay Rogers’ attorney’s fees in the amount of $22,500.

All payments owed to Rogers were not made by August 27, 2015 and on September 3, 2015, Lucas requested from the escrow agent the return of certain assets granted to Victory as part of the Victory Settlement. Those assets included the assignment of a 3.28% leasehold working interest in the Dingo Unit and a 1.48% leasehold working interest in the Platypus Unit; as well as 44,070 shares of common stock of Lucas.  As of September 30, 2015, the escrow agent had returned these assets to Lucas and the 44,070 shares were returned to the Company and cancelled.

NOTE 14 – SUBSEQUENT EVENTS

On October 23, 2015, we sold a Convertible Note in the aggregate principal amount of $200,000 to Silver Star pursuant to the terms of the Line of Credit (which note was required to be sold by us on or before November 1, 2015) (see “Note 6 – Notes Payable” above). The Convertible Note is due and payable on October 1, 2016, accrues interest at the rate of 6% per annum (15% upon the occurrence of an event of default), and allows the holder thereof the right to convert the principal and interest due thereunder into common stock of the Company at a conversion price of $1.50 per share, provided that any conversion is subject to us first receiving shareholder approval for the issuance of shares of our common stock under the Convertible Note and Line of Credit under applicable NYSE MKT rules and regulations (“NYSE Approval”), which we have not sought or obtained to date. We have the right to prepay the Convertible Note at any time, provided we provide the holder at least 30 days prior notice of our intention to prepay such note. The Convertible Note includes customary events of default for facilities of similar nature and size, including in the event a change of control (as defined in the Convertible Note) occurs, or we fail to comply with the reporting requirements of the Exchange Act. If fully converted by Silver Star (without factoring in any accrued and unpaid interest thereon, which is also convertible into our common stock as provided in the note), notwithstanding the requirement for NYSE Approval (as discussed above), a total of 133,334 shares of common stock would be required to be issued to Silver Star (representing approximately 9.1% of our current outstanding shares of common stock) and if fully converted at maturity, when factoring in accrued interest thereon through maturity, a total of 140,853 shares of common stock would be required to be issued to Silver Star.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements are generally located in the material set forth below under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. For a more detailed description of the risks and uncertainties involved, the following discussion and analysis should be read in conjunction with "management’s discussion and analysis contained in Lucas’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (the “2015 Annual Report”) and related discussion of our business and properties contained therein.

These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements which include, among others:

•	the availability of funding and the terms of such funding;
•	our growth strategies;
•	anticipated trends in our business;
•	our ability to make or integrate acquisitions;
•	our ability to repay outstanding loans and satisfy our outstanding liabilities;
•	our liquidity and ability to finance our exploration, acquisition and development strategies;
•	market conditions in the oil and gas industry;
•	the timing, cost and procedure for future acquisitions;
•	the impact of government regulation;
•	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;
•	legal proceedings and/or the outcome of and/or negative perceptions associated therewith;
•	planned capital expenditures (including the amount and nature thereof);
•	increases in oil and gas production;
•	changes in the market price of oil and gas;
•	changes in the number of drilling rigs available;
•	the number of wells we anticipate drilling in the future;
•	estimates, plans and projections relating to acquired properties;
•	the number of potential drilling locations; and
•	our financial position, business strategy and other plans and objectives for future operations.

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “will,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

•	the possibility that our future acquisitions may involve unexpected costs;
•	the volatility in commodity prices for oil and gas;
•	the accuracy of internally estimated proved reserves;
•	the presence or recoverability of estimated oil and gas reserves;
•	the ability to replace oil and gas reserves;
•	the availability and costs of drilling rigs and other oilfield services;

•	environmental risks; exploration and development risks;
•	competition;
•	the inability to realize expected value from acquisitions;
•	the availability and cost of alternative fuel sources;
•	our ability to maintain the listing of our common stock on the NYSE MKT;
•	the ability of our management team to execute its plans to meet its goals; and
•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

You should read the matters described in “Risk Factors” below and disclosed in the Company’s Annual Report on Form 10-K, filed with the Commission on July 14, 2015 and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”.

Overview

Lucas Energy, Inc., a Nevada corporation, is an independent oil and natural gas company based in Houston, Texas (herein the “Company”, “Lucas”, “Lucas Energy” or “we”). We are engaged in the acquisition and development of crude oil and natural gas from various known productive geological formations, including the Austin Chalk and Eagle Ford formations, primarily in Gonzales and Wilson counties, Texas, south of the city of San Antonio, Texas.

We continue to operate with sound judgment keeping lower overall costs as a priority while pursuing a strategic partnership, acquisitions and mergers with a focus on development of reserves, increasing revenue and improving shareholder value. As to be expected, the Company has been in a production maintenance mode through this process, and the minimal capital outlay for development has curbed the expected daily production on a go forward basis.

The Company is taking an aggressive growth posture towards finding the right strategic fit in this environment of continued depressed commodity prices. It is our objective to create a company with a sturdy platform capable of delivering on the long expected conversion of reserves to production, continued long term development and sustainable shareholder value.

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

At September 30, 2015, the Company had leasehold interests (working interests) in approximately 8,400 gross acres, or 8,300 net acres, which is the Company’s total net developed and undeveloped acreage as measured from the surface to the base of the Austin Chalk formation.  In deeper formations, the Company has approximately 1,900 net acres in the Eagle Ford oil window.

At the end of September 2015, Lucas was producing an average of approximately 75 net barrels of oil equivalent per day (Boepd) from 20 active well bores, of which 16 wells accounted for more than 90% of our production.  The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well.  An affiliate of Marathon Oil Corporation operates two Eagle Ford horizontal wells in our Gonzales leases, of which we have a 15% working interest on each well.  Our production sales totaled 6,620 and 13,664 barrels of oil equivalent, net to our interest, for the three and six months ended September 30, 2015, respectively.

At March 31, 2015, Lucas’s total estimated proved reserves were 5.1 million barrels of oil equivalent (Boe), of which 4.6 million barrels (Bbls) were crude oil reserves, and 3.0 billion cubic feet (Bcf) were natural gas reserves. Approximately 3% of the barrel of oil equivalent (Boe) was proved producing. As of September 30, 2015, Lucas employed seven full-time employees. We also utilized three contractors on an “as-needed” basis to carry out various functions of the Company, including but not limited to field operations, land administration, corporate activity and information technology maintenance.

Industry Segments

Lucas Energy's operations are all crude oil and natural gas exploration and production related.

Operations and Oil and Gas Properties

We operate in known productive areas in order to decrease geological risk.  Our holdings are located in an increased area of current industry activity in Gonzales, Wilson, Karnes, Frio and Leon counties in Texas.  We concentrate on three vertically adjoining formations in Gonzales, Wilson and Karnes counties: the Austin Chalk, Eagle Ford and Buda formations, listed in the order of increasing depth measuring from land surface. The recent development of the Eagle Ford as a high potential producing zone has heightened industry interest and success.  Lucas’s acreage position is in the oil window of the Eagle Ford trend and has approximately 8,700 gross acres in the Gonzales, Karnes and Wilson County, Texas area.

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

We continue to review opportunities that include, but are not limited to, strategic partnership(s), asset or corporate acquisitions and/or merger opportunities. The future viability of the Company is dependent on the development of our oil reserves, specifically of the Eagle Ford Shale, and is further dependent on our ability to acquire the necessary funding for such development through one or a number of alternatives such as combining with another entity with the financing to recapitalize the new company or by acquiring the necessary development funding on a stand-alone basis. We are actively discussing potential transactions (financings, acquisitions and mergers) which we believe, if finalized and completed, will provide the financial mass to develop the significant reserves at our disposal. As of this date, we have not entered into any binding agreements to date and no definitive transactions are pending in connection with our planned strategic transaction.

We continue to benefit from having an experienced management team. Through this period of oil price uncertainty, we benefit from the proven merger and acquisition, and operating and financing capabilities of our Chief Executive Officer, Mr. Anthony Schnur, and the rest of the Company’s management team and directors. Mr. Schnur has over twenty years of extensive oil and gas and financial management experience. He has developed strategic business plans, raised debt and equity capital, and provided asset management, cash flow forecasts, transaction modeling and development planning for both start-ups and special situations. On three separate occasions, Mr. Schnur has been asked to lead work-out/turn-around initiatives in the E&P space. Further, the Company has highly experienced personnel in its operations, reservoir analysis, land and accounting functions and believes it has brought together a professional and dedicated team to deliver value to Lucas’s shareholders.

Liquidity and Going Concern Consideration

On August 1, 2015, the Company was required to provide approximately $3.4 million of funding in order to participate in the future drilling activities contemplated through the June 2015 sale of certain oil and gas properties by us to Earthstone Energy, Inc. (“Earthstone) (see “Note 4 – Property and Equipment” to our unaudited financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above). As of August 1, 2015, we were unable to provide the required funding, and as a result, we were not able to exercise our option to participate, which has since expired.

Over the next several months, we anticipate requiring funding of approximately $0.5 million for drilling and workover activities on existing properties. In order to address the Company’s capital obligations over the next several months and ensure the future viability of the Company, we plan to seek to acquire the necessary funding through our ability to make $200,000 monthly draws on the Line of Credit (described below), a combination with another entity with the financing to recapitalize the new company or by acquiring the necessary development funding on a stand-alone basis either through the Line of Credit or separately. Lucas is actively discussing potential transactions (financings, acquisitions and mergers) which we believe, if finalized and completed, will provide the financial mass to develop the significant reserves at our disposal. As of this date, Lucas has not entered into any binding agreements to date and no definitive transactions are pending in connection with our planned strategic transaction.

The Company failed to make the required May, June and July 2015 interest payments (approximately $73,000 for each month) due under the terms of the Letter Loan, as amended (see “Note 6 – Notes Payable” to our unaudited financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above).  Consequently, the amount owed under the Letter Loan, as amended, of approximately $7.3 million was declared in default in May 2015, and accrued a default interest rate of 18% per annum. On August 12, 2015, the Company entered into an amendment to the Letter Loan and the promissory note entered into in connection therewith (as amended to date).  Pursuant to the amendment, the maturity date of the Letter Loan and the promissory note, which was August 13, 2015, was extended to September 13, 2015, and among other things, we also agreed to reprice the exercise price of the outstanding warrants to purchase 11,195 shares of common stock held by Robertson Global Credit, LLC, the administrator of the loan, to $0.01 per share (from $33.75 per share prior to the amendment)(see also “Note 6 – Notes Payable” to our unaudited financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above).

On August 28, 2015, we and our lender entered into an Amendment dated August 28, 2015 to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both Dated November 13, 2014 (the “Letter Loan Amendment”).  Pursuant to the Letter Loan Amendment, we and our lender agreed to extend the maturity date of the Amended Note to October 31, 2016 (from September 13, 2015); we agreed to pay all professional fees due to our lender; we agreed to make principal payments to our lender from certain insurance proceeds to be received after the date of the Letter Loan Amendment; we agreed to pay our lender $39,000 in lieu of interest on the Amended Note as well as all operating income of collateralized assets (beginning October 1, 2015); and the parties agreed that if after 90 days a related party of Silver Star and our lender could not agree to a buyout of the Amended Note, the Company would transfer all of its assets to a wholly-owned subsidiary.  In connection with the Letter Loan Amendment, our lender also agreed to waive all past events of default which had occurred under the Amended Letter Loan and the Amended Note as of the date of the Letter Loan Amendment.

On August 30, 2015, we entered into a Non-Revolving Line of Credit Agreement with Silver Star Oil Company (“Silver Star” and the “Line of Credit”). The Line of Credit, which had an effective date of August 28, 2015, provides us the right to sell up to $2.4 million in convertible promissory notes (the “Convertible Notes”) to Silver Star.  Specifically, the Company has the right to request advances in an amount not to exceed $200,000, each thirty days, and each advance is evidenced by a Convertible Note (see “Note 6 – Notes Payable” to our unaudited financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above).  To date, Lucas has drawn $400,000 under the Line of Credit for the months of October and November 2015.

All of the Convertible Notes are due and payable on October 1, 2016, accrue interest at the rate of 6% per annum (15% upon the occurrence of an event of default), and allow the holder thereof the right to convert the principal and interest due thereunder into common stock of the Company at a conversion price of $1.50 per share, provided that any conversion is subject to us first receiving shareholder approval for the issuance of shares of our common stock under the Convertible Notes and Line of Credit under applicable NYSE MKT rules and regulations (“NYSE Approval”), which we have not sought or obtained to date. We have the right to prepay the Convertible Notes at any time, provided we provide the holder at least 30 days prior notice of our intention to prepay such notes. The Convertible Notes include customary events of default for facilities of similar nature and size, including in the event a change of control (as defined in the Convertible Notes) occurs, or we fail to comply with the reporting requirements of the Exchange Act.

On or around September 17, 2015, Allied Petroleum, Inc. entered into a Subscription Agreement with, and agreed to purchase 45,546 shares of the restricted common stock of, Lucas, which shares were held in the Company’s treasury (see “Note 17 – Stockholders Equity” to our unaudited financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above).

Although we have access to $2.0 million ($200,000 per month) remaining under the Line of Credit over the next 10 months, due to the fact that we are not currently generating sufficient revenue to pay our monthly expenses or prepay our outstanding liabilities, and due to the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to drill additional wells and develop our proved undeveloped reserves (PUDs) or acquire additional operating properties; we believe that our revenues will continue to decline over time and we will need to raise significant additional funds to support our operations and repay our outstanding liabilities, including amounts due under the Letter Loan (which is due October 31, 2016) and the Convertible Notes (which are all due October 1, 2016). Furthermore, in the event we are unable to raise additional funding in the future, we will not be able to participate with Earthstone in the drilling of planned additional wells, and will not be able to complete other drilling and/or workover activities. Therefore, in the event we do not raise additional funding in the future, we may be forced to scale back our business plan, sell assets to satisfy outstanding debts or take other remedial steps which may include seeking bankruptcy protection.

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

Market Conditions and Commodity Prices

Our financial results depend on many factors, particularly the price of natural gas and crude oil and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by weather conditions, inventory storage levels, basis differentials and other factors.  As a result, we cannot accurately predict future commodity prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our production volumes or revenues. In addition to production volumes and commodity prices, finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success. We expect prices to remain volatile for the remainder of the year. For information about the impact of realized commodity prices on our natural gas and crude oil revenues, refer to “Results of Operations” below.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three-month and six-months periods ended September 30, 2015 and 2014 should be read in conjunction with the financial statements of Lucas and notes thereto included in this Quarterly Report on Form 10-Q. As used below, the abbreviations “Bbls” stands for barrels, “Ngl” stands for natural gas liquids, “Mcf” for thousand cubic feet and “Boe” for barrels of oil equivalent on the basis of six Mcf per barrel.  The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014

We reported a net loss for the three months ended September 30, 2015 of approximately $1.0 million, or $0.66 per share. For the same period a year ago, we reported a net loss of approximately $1.5 million, or $1.11 per share.  As discussed in more detail below, our net loss decreased by approximately $0.5 million primarily due to a decrease in operating expenses of approximately $0.9 million and a decrease in other expenses of $0.3 million, offset by a decrease of approximately $0.7 million in sales revenue.

The following table sets forth the operating results and production data for the three-month periods ended September 30, 2015 and 2014. There were no reportable natural gas sales.

	Three Months Ended September 30,		Increase	% Increase
Sale Volumes:	2015	2014	(Decrease)	(Decrease)
Crude Oil (Bbls)	6,620	10,387	(3,767)	(36%)

Crude Oil (Bbls per day)	72	113	(41)	(36%)

Average Sale Price:
Crude Oil ($/Bbl)	$43.80	$95.59	$(51.79)	(54%)

Net Operating Revenues:
Crude Oil	$289,974	$992,944	$(702,970)	(71%)

Oil and Gas Revenues

Total crude oil revenues for the three months ended September 30, 2015 decreased approximately $0.7 million, or 71%, to $0.3 million from $1.0 million for the same period a year ago due primarily to an unfavorable crude oil volume variance of $0.16 million coupled with an unfavorable crude oil price variance of $0.54 million.  The production decline can be attributed to workover drilling and lateral programs with higher front-end production in the prior reporting period coupled with production declines primarily related to interference from offset activity in the current period.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Direct lease operating expense	$128,201	$213,341	$(85,140)	(40%)
Workover expense	93,487	208,558	(115,071)	(55%)
Other	31,071	31,465	(394)	(1%)
Total Lease Operating Expenses	$252,759	$453,364	$(200,605)	(44%)
Severance and Property Taxes	32,872	75,764	(42,892)	(57%)
Depreciation, Depletion,
Amortization and Accretion	259,950	425,094	(165,144)	(39%)

General and Administrative (less Share-Based Compensation)	$572,380	$1,088,469	$(516,089)	(47%)
Share-Based Compensation	56,618	50,284	6,334	13%
Total General and Administrative (G&A) Expense	$628,998	$1,138,753	$(509,755)	(45%)

Interest Expense	120,764	349,550	(228,786)	(65%)
Other Expense (Income), Net	(52,678)	25,712	(78,390)	(305%)

Lease Operating Expenses

There was a decrease in lease operating expense of approximately $0.2 million including a 55% reduction in workovers when comparing the current quarter to the prior year quarter.  In total, the overall lease operating expenses decreased 44% for the current period as compared to the prior year’s period.  Over the past year, the Company has maintained a concerted effort to keep lease operating expenses at lower levels by improving operating efficiencies and cost reductions.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased for the current quarter as compared to the prior year period by approximately $0.2 million primarily related to a decrease in production of 3,767 Boe compared to the previous period.  As noted above, the production decline can be attributed to drilling and lateral programs with higher front-end production in the prior reporting period coupled with production declines primarily related to interference from offset activity in the current period.

General and Administrative (G&A) Expenses and Share-Based Compensation

G&A expenses decreased by approximately $0.5 million for the current quarter as compared to the prior year’s period primarily due to the Company’s overall focus in improving the efficiency of the daily operating activities within the Company by performing functions related to these expenses internally as opposed to engaging outside support and due to the restructuring of employee responsibilities and duties within the Company.  There was a minimal increase in share-based compensation while total G&A expense decreased by 45% when comparing the current quarter to the prior quarter.

Interest Expense

Interest expense for the three months ended September 30, 2015 decreased by approximately $0.2 million when compared to the three-month period ended September 30, 2014, primarily due to interest payment adjustments made per the various amendments to the Letter Loan originally issued in August 2013 (see “Note 6. Notes Payable” to our unaudited financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above), which resulted in lower interest payments being due on such note during the current period compared to last year’s period.

Other Expense (Income), Net

Other expense (income) for the three months ended September 30, 2015 decreased by approximately $78,000 when compared to the three-month period ending September 30, 2014, primarily due to approximately $25,000 less in deferred financing fees related to the Letter Loan (see “Note 6. Notes Payable” to our unaudited financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above), approximately $23,000 in additional accounts payable and other settlements and approximately $30,000 in sales tax refunds, which positively affected other income for the current period compared to the other expense in the prior year’s period.

Six Months Ended September 30, 2015 vs. Six Months Ended September 30, 2014

We reported a net loss for the six months ended September 30, 2015 of approximately $2.0 million, or $1.39 per share.  For the same period a year ago, we reported a net loss of approximately $2.7 million, or $2.07 per share.  As discussed in more detail below, our net loss decreased by approximately $0.7 million primarily due to a decrease in operating expenses of approximately $1.7 million and a decrease in other expenses of $0.3 million, offset by a decrease of approximately $1.3 million in sales revenue.

The following table sets forth the operating results and production data for the six-month periods ended September 30, 2015 and 2014. There were no reportable natural gas sales.

	Six Months Ended September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	13,664	19,748	(6,084)	(31%)

Crude Oil (Bbls per day)	75	108	(33)	(31%)

Average Sale Price:
Crude Oil ($/Bbl)	$50.04	$97.98	$(47.94)	(49%)

Net Operating Revenues:
Crude Oil	$683,701	$1,934,865	$(1,251,164)	(65%)

Oil and Gas Revenues

Total crude oil revenues for the six months ended September 30, 2015 decreased approximately $1.3 million, or 65%, to $0.7 million from $2.0 million for the same period a year ago due primarily to an unfavorable crude oil volume variance of approximately $0.3 million coupled with an unfavorable crude oil price variance of approximately $1.0 million. The production decline can be attributed to two of the Company’s top producing wells being shut-in for over two months, following severe flooding conditions that impacted most of south and central Texas during the early part of the fiscal year. Additional production declines can be attributed to workover drilling and lateral programs with higher front-end production in the prior reporting period coupled with production declines primarily related to interference from offset activity in the current period.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Six Months Ended September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Direct lease operating expense	$239,796	$472,495	$(232,699)	(49%)
Workovers expense	113,670	371,880	(258,210)	(69%)
Other	62,017	62,256	(239)	-
Total Lease Operating Expenses	$415,483	$906,631	$(491,148)	(54%)
Severance and Property Taxes	70,495	149,259	(78,764)	(53%)
Depreciation, Depletion,
Amortization and Accretion	535,038	815,480	(280,442)	(34%)

General and Administrative (less Share-Based Compensation)	$1,081,417	$1,883,121	$(801,704)	(43%)
Share-Based Compensation	97,402	116,083	(18,681)	(16%)
Total General and Administrative (G&A) Expense	$1,178,819	$1,999,204	$(820,385)	(41%)

Interest Expense	506,219	731,350	(225,131)	(31%)
Other Expense (Income), Net	(37,789)	62,201	(99,990)	(161%)

Lease Operating Expenses

In total, the overall lease operating expenses decreased approximately $0.5 million or 54% for the current period as compared to the prior year’s period.  Included in the total number was a significant decrease in workovers of approximately $0.3 million or 68% when comparing the current six month period to the prior six month period.  Over the past year, the Company has maintained a concerted effort to keep lease operating expenses at lower levels by improving operating efficiencies and cost reductions.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased for the current period as compared to the prior year period by approximately $0.3 million primarily related to a decrease in production of 6,804 Boe compared to the previous period.  As noted above, the production decrease was primarily due to significant producing wells being shut-in during the early part of the fiscal year and drilling and lateral programs with higher front-end production when compared to the prior year’s period.

General and Administrative (G&A) Expenses and Share-Based Compensation

G&A expenses decreased by approximately $0.8 million for the current six month period which compared to the prior six month period primarily due to the Company’s overall focus in improving the efficiency of the daily operating activities within the Company by performing functions related to these expenses internally as opposed to engaging outside support and due to the restructuring of employee responsibilities and duties within the Company.  There was also a marginal decrease in Share-Based compensation and total G&A Expense decreased by 41% when comparing the current six month period to the prior six month period.

Interest Expense

Interest expense for the six months ended September 30, 2015 decreased by approximately $0.2 million when compared to the prior years’ six-month period primarily due to interest payment adjustments made per the various amendments to the Letter Loan issued in August 2013 (see “Note 6. Notes Payable” to our unaudited financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above), which resulted in lower interest payments being due on such note during the current period compared to last year’s period.

Other Expense (Income), Net

Other Expense (Income) for the six months ended September 30, 2015 decreased by approximately $0.1 million when compared to the prior six-month period primarily due to approximately $60,000 less in deferred financing fees related to the Letter Loan (see “Note 6. Notes Payable” to our unaudited financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above), approximately $10,000 in other settlements and approximately $30,000 in sales tax refunds, which positively affected other income for the current period compared to the other expense in the prior year’s period.

LIQUIDITY AND CAPITAL RESOURCES

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

The primary sources of cash for Lucas during the six months ended September 30, 2015 were funds generated from sales of crude oil and asset sales, funds raised through a funding agreement which has since been terminated and the sale of common stock. The primary uses of cash were funds used in operations. Subsequent to September 30, 2015, the primary sources of Lucas’s cash has been sales of crude oil and funds borrowed under the Line of Credit, as described above.

Working Capital

At September 30, 2015, the Company’s total current liabilities of $3.4 million exceeded its total current assets of $0.6 million, resulting in a working capital deficit of approximately $2.8 million, while at March 31, 2015, the Company’s total current liabilities of $10.3 million exceeded its total current assets of $0.6 million, resulting in a working capital deficit of $9.7 million. The $6.8 million decrease in the working capital deficit is primarily related to approximately $6.8 million of the Company’s long-term note payable being transferred to long-term debt as a result of the Amendment to Letter Agreement entered into on August 28, 2015, which extended the maturity date of the Letter Loan from September 13, 2015 to October 31, 2016 (which is described in greater detail under “Note 6 – Notes Payable” to our unaudited financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above).

Financing

On February 3, 2015, Lucas executed a Letter of Intent and Term Sheet (“Letter of Intent”) for a proposed business combination with Victory. Through May 2015, the Company had received $600,000 in funding from Victory per the terms of a Pre-Merger Loan and Funding Agreement (the “Loan Agreement”) between Lucas and Victory, which was executed on February 26, 2015. On May 11, 2015, Victory notified Lucas that Victory did not intend to proceed with the merger contemplated by the Letter of Intent and thereby terminated the Letter of Intent. Thereafter, on June 24, 2015, Lucas and Victory executed a Settlement Agreement and Mutual Release whereby Lucas acknowledged and agreed that among other things, Lucas would exchange working interests in certain oil and gas properties and issue Victory 44,070 shares of restricted common stock in full satisfaction of the $600,000 owed by Lucas to Victory.  The 44,070 shares of restricted common stock were ultimately forfeited and returned to Lucas on September 24, 2015 due to Victory’s failure to comply with the terms of the Rogers Settlement (which is described in greater detail above under “Note 13 - Settlement Agreements” to our unaudited financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above).  The forfeited shares, along with 1,476 treasury shares (for a total of 45,546 shares), were then sold on September 28, 2015 for $104,754 (see “Note 7 – Stockholders' Equity” to our unaudited financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above).

During the three months ended June 30, 2015 and the first month of the current period, the Company failed to make the required May, June and July 2015 interest payments (approximately $73,000 for each month) due under the terms of the Letter Loan, as amended (see “Note 6 – Notes Payable” to our unaudited financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above). Consequently, the amount owed under the Letter Loan, as amended, of approximately $7.3 million had been in default since May 2015, and accrued a default interest rate of 18% per annum. On August 12, 2015, the Company entered into an amendment to the Letter Loan and the promissory note entered into in connection therewith (as amended to date).  Pursuant to the amendment, the maturity date of the Letter Loan and the promissory note, which was August 13, 2015, was extended to September 13, 2015, and among other things, we also agreed to reprice the exercise price of the outstanding warrants to purchase 11,195 shares of common stock held by Robertson Global Credit, LLC, the administrator of the loan, to $0.01 per share (from $33.75 per share prior to the amendment).

On August 1, 2015, the Company was required to provide approximately $3.4 million of funding in order to participate in the future drilling activities contemplated by the June 2015 sale of certain oil and gas properties by us to Earthstone Energy, Inc. (described under “Note 4 – Property and Equipment” to our unaudited financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above). We were unable to provide the required funding, and as a result, we were not able to exercise our option to participate.

On August 28, 2015, as described above, we entered into the Letter Loan Amendment with our lender pursuant to which, among other things, we and our lender agreed to extend the maturity date of the Amended Note to October 31, 2016 (from September 13, 2015).

On August 30, 2015, we entered into a Non-Revolving Line of Credit Agreement with Silver Star Oil Company (“Silver Star” and the “Line of Credit”). The Line of Credit, which had an effective date of August 28, 2015, provides us the right to sell up to $2.4 million in convertible promissory notes (the “Convertible Notes”) to Silver Star.  Specifically, the Company has the right to request advances in an amount not to exceed $200,000, each thirty days, and each advance is evidenced by a Convertible Note (described in greater detail above). To date, Lucas has drawn $400,000 for the months of October and November 2015.

On or around September 17, 2015, Allied Petroleum, Inc. entered into a Subscription Agreement with, and agreed to purchase 45,546 shares of the restricted common stock of, Lucas, which shares were held in the Company’s treasury (see “Note 17 – Stockholders Equity” to our unaudited financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above).

Cash Flows

	Six Months Ended September 30,
	2015	2014
Cash flows used in operating activities	$(717,815)	$(1,083,161)
Cash flows provided by (used in) investing activities	268,739	(873,425)
Cash flows provided by financing activities	532,741	1,740,616
Net increase (decrease) in cash	$83,665	$(215,970)

Net cash used in operating activities was approximately $0.7 million for the six months ended September 30, 2015 as compared to approximately $1.1 million for the same period a year ago. The decrease in net cash used in operating activities of approximately $0.4 million was primarily related to production declines, resulting in an approximately $0.3 million decrease in depreciation, depletion, amortization and accretion compared to the prior year’s period and a $0.7 decrease in net loss.

Net cash provided by investing activities was approximately $0.3 million for the six months ended September 30, 2015 as compared to net cash used in investing activities of $0.9 million for the same period a year ago. The increase in net cash provided by investing activities of approximately $1.2 million was primarily due to a reduction of additions to oil and gas properties during the current period when compared to the prior year’s period.

Net cash provided by financing activities for the six months ended September 30, 2015 was approximately $0.5 million in connection with loan proceeds relating to the sale of promissory notes and amounts raised through the sale of treasury stock as compared to net cash provided by financing activities of approximately $1.8 million in connection to net proceeds associated with the sale of common stock in the prior year’s period.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We do not engage in commodity price hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures. The Company’s management, including the Chief Executive Officer and Acting Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer (our principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Lucas is periodically named in legal actions arising from normal business activities. Lucas evaluates the merits of these actions and, if it determines that an unfavorable outcome is probable and can be reasonably estimated, Lucas will establish the necessary reserves. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

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

Effective on August 13, 2013, we entered into a Letter Loan Agreement with Louise H. Rogers, which was amended effective April 29, 2014, November 13, 2014 and February 23, 2015 (as amended and modified to date, the “Letter Loan”), as described in greater detail under “Note 2 – Liquidity and Going Concern Considerations” to our unaudited financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above. The repayment of the amounts due under the Letter Loan are secured by a security interest in substantially all of our assets which was evidenced by a Security Agreement and a Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing. We failed to make amortizing payments due under the Letter Loan from December 2014 to July 2015. We failed to make the required May, June and July 2015 interest payments under the terms of the Letter Loan. Consequently, an event of default occurred under the Letter Loan and the amount owed under the Letter Loan of approximately $7.3 million accrued at a default interest rate of 18% per annum. Subsequently, the Company also failed to pay the outstanding principal balance of approximately $7.3 million, due on August 13, 2015. On August 12, 2015, the Company entered into an amendment to the Letter Loan and the promissory note entered into in connection therewith (as amended to date).  Pursuant to the amendment, the maturity date of the Letter Loan and the promissory note, which was August 13, 2015, was extended to September 13, 2015, and among other things, we also agreed to reprice the exercise price of the outstanding warrants to purchase 11,195 shares of common stock held by Robertson Global Credit, LLC, the administrator of the loan, to $0.01 per share (from $33.75 per share prior to the amendment).

On August 28, 2015, we and our lender entered into an Amendment dated August 28, 2015 to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both Dated November 13, 2014 (the “Letter Loan Amendment”). Pursuant to the Letter Loan Amendment, we and our lender agreed to extend the maturity date of the Amended Note to October 31, 2016 (from September 13, 2015); we agreed to pay all professional fees incurred by our lender; we agreed to make principal payments to our lender from certain insurance proceeds to be received after the date of the Letter Loan Amendment; we agreed to pay our lender $39,000 in lieu of interest on the Amended Note as well as all operating income of collateralized assets (beginning October 1, 2015); and the parties agreed that if after 90 days a related party of Silver Star Oil Company and our lender could not agree to a buyout of the Amended Note, the Company will transfer all of its assets to a wholly-owned subsidiary.  In connection with the Letter Loan Amendment, our lender also agreed to waive all past events of default which had occurred under the Amended Letter Loan and the Amended Note as of the date of the Letter Loan Amendment.

As of the date of this report, we currently do not have an agreement in place for the buyout of the Amended Note of approximately $7.3 million, and if we do not have such agreement in place by November 26, 2015, we are required to transfer of all of our assets to a wholly-owned subsidiary.  Additionally, we do not have sufficient cash on hand to repay the $7.3 million due under the Letter Loan Amendment. In the event we default in the payment when due of the amounts owed under the Letter Loan, as amended, the lender may seek to secure their interest pursuant to the aforementioned security rights. Consequently, the value of our securities may decline in value. If we are in default of the Letter Loan, the lender can take certain actions under the Letter Loan, including demanding immediate repayment of all amounts outstanding or initiating foreclosure proceedings against us. As the Letter Loan is secured by substantially all of our assets, the lender (or where applicable, its agent) can foreclose on our assets which would cause us to significantly curtail or cease operations. Additionally, even if foreclosed upon, our assets might not be sufficient to repay in full the indebtedness due in connection with the Letter Loan and our other indebtedness and we may not be able to raise funds from alternative sources to repay such obligations on favorable terms, or at all. As such, the value of our securities may decline in value or become worthless in the event our lender seeks to enforce its security interest or demand we repay amounts due under the Letter Loan. Additionally, as a result of the above, in the event we are unable to raise additional funding in the future, or our lender agrees to restructure and/or extend the amounts due under the Letter Loan, we may be forced to seek bankruptcy protection.

We have various outstanding Convertible Notes which are convertible into shares of our common stock at a discount to our current market price.

As described under “Part I – Financial Information” – “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”, to date we have sold $400,000 in Convertible Promissory Notes. The Convertible Notes are due and payable on October 1, 2016, accrue interest at the rate of 6% per annum (15% upon the occurrence of an event of default), and allow the holder thereof the right to convert the principal and interest due thereunder into common stock of the Company at a conversion price of $1.50 per share, provided that any conversion is subject to us first receiving shareholder approval for the issuance of shares of our common stock under the Convertible Notes and Line of Credit under applicable NYSE MKT rules and regulations (“NYSE Approval”), which we have not sought or obtained to date. We have the right to prepay the Convertible Notes at any time, provided we provide the holder at least 30 days prior notice of our intention to prepay such notes. The Convertible Notes include customary events of default for facilities of similar nature and size, including in the event a change of control (as defined in the Convertible Notes) occurs, or we fail to comply with the reporting requirements of the Exchange Act. Upon stockholder approval of the conversion of the Convertible Notes, the notes will be convertible into a significant number of shares of our common stock at $1.50 per share, a discount to the current trading price of our common stock (approximately $2.50-$2.75 per share). As a result, any conversion of the Convertible Notes and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below.

The issuance and sale of common stock upon conversion of the Convertible Notes may depress the market price of our common stock.

If sequential conversions of the Convertible Notes and sales of such converted shares take place, the price of our common stock may decline. The shares of common stock which the Convertible Notes are convertible into may be sold without restriction pursuant to Rule 144 upon our receipt of NYSE Approval, which has not been sought or received to date. As a result, the sale of these shares may adversely affect the market price of our common stock.

In addition, the common stock issuable upon conversion of the Convertible Notes may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. The Convertible Notes are currently convertible into shares of our common stock at a discount to the current market price of our common stock as described above, and such discount to market provides the holders with the ability to sell their common stock at or below market and still make a profit. In the event of such overhang, the note holders will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock cannot absorb the discounted shares, then the value of our common stock will likely decrease.

The issuance of common stock upon conversion of the Convertible Notes will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the Convertible Notes will result in immediate and substantial dilution to the interests of other stockholders.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with our entry into the Victory Settlement on June 25, 2015, we issued a total of 44,070 shares of restricted common stock to Victory Energy Corporation (see “Note 13 – Settlement Agreements” to our unaudited financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above).

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, and the rules and regulations promulgated thereunder in connection with the issuance. With respect to the transaction described above, no general solicitation was made either by us or by any person acting on our behalf. The transaction was privately negotiated, and did not involve any kind of public solicitation. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The recipient was an “accredited investor”.

On or around September 17, 2015, Allied Petroleum, Inc. entered into a Subscription Agreement with, and agreed to purchase 45,546 shares of the restricted common stock of, Lucas, which shares were held in the Company’s treasury (see “Note 17 – Stockholders Equity” to our unaudited financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above).

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, and the rules and regulations promulgated thereunder in connection with the issuance. With respect to the transaction described above, no general solicitation was made either by us or by any person acting on our behalf. The transaction was privately negotiated, and did not involve any kind of public solicitation. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The recipient was an “accredited investor”.

Effective on September 28, 2015, we sold Silver Star a Convertible Note (Note #1) in the aggregate principal amount of $200,000 (see “Note 6 – Notes Payable” to our unaudited financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above).  If fully converted by Silver Star, a total of 133,334 shares of common stock would be required to be issued to Silver Star (representing approximately 8.4% of our current outstanding shares of common stock) and if fully converted at maturity, when factoring in accrued interest thereon through maturity, a total of 141,578 shares of common stock would be required to be issued to Silver Star.

Effective on October 23, 2015, we sold Silver Star a Convertible Note (Note #2) in the aggregate principal amount of $200,000 (see “Note 14 – Subsequent Events” to our unaudited financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above).  If fully converted by Silver Star, a total of 133,334 shares of common stock would be required to be issued to Silver Star (representing approximately 9.1% of our current outstanding shares of common stock) and if fully converted at maturity, when factoring in accrued interest thereon through maturity, a total of 140,853 shares of common stock would be required to be issued to Silver Star.

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, and the rules and regulations promulgated thereunder in connection with the issuances of the Convertible Notes. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. The transactions were privately negotiated, and did not involve any kind of public solicitation. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The recipient was an “accredited investor”.

Use of Proceeds from Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

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
(Registrant)

/s/ Anthony C. Schnur
Anthony C. Schnur
Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)
Date: November 16, 2015

EXHIBIT INDEX

Exhibit No.	Description

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
10.15
Amendment No. 1 to Pre-Merger Collaboration Agreement (March 3, 2015)(Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.16
Settlement Agreement and Mutual Release dated June 24, 2015 and effective June 25, 2015, by and between Lucas Energy, Inc. and Victory Energy Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2015)(File No. 001-32508)

10.17
Amendment dated August 12, 2015, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)(File No. 001-32508)

10.18
Non-Revolving Line of Credit dated August 30, 2015 and effective August 28, 2015, by and between Lucas Energy, Inc. and Silver Star Oil Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015)(File No. 001-32508)

10.19
Form of Convertible Promissory Note (Silver Star Oil Company) dated August 30, 2015 and effective August 28, 2015, by and between Lucas Energy, Inc. and Silver Star Oil Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015)(File No. 001-32508)

10.20
Amendment Dated August 28, 2015 to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both Dated November 13, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015)(File No. 001-32508)

10.21
$200,000 Convertible Promissory Note (Note #1) issued to Silver Star Oil Company dated September 29, 2015, and effective September 28, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2015)(File No. 001-32508)

10.22
$200,000 Convertible Promissory Note (Note #2) issued to Silver Star Oil Company dated October 23, 2015, and effective October 21, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2015)(File No. 001-32508)

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer.
32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer.
***101.INS	XBRL Instance Document.
***101.SCH	XBRL Schema Document.
***101.CAL	XBRL Calculation Linkbase Document.
***101.DEF	XBRL Definition Linkbase Document

***101.LAB	XBRL Label Linkbase Document.
***101.PRE	XBRL Presentation Linkbase Document.

 * Exhibits filed herewith.

** Exhibits furnished herewith.

*** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) the Balance Sheets – September 30, 2015 and March 31, 2015, (ii) the Statements of Operations - Three and Six Months Ended September 30, 2015 and 2014, (iii) the Statements of Cash Flows - Six Months Ended September 30, 2015 and 2014; and (iv) Notes to Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.