Form 10-Q
period 2015-12-31
LUCAS ENERGY, INC.
filed 2016-02-16
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares

Common Stock, par value $0.001 per share	1,467,891 (as of February 9, 2016)

LUCAS ENERGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUCAS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2015	March 31, 2015
ASSETS
Current Assets
Cash	$250,921	$166,597
Accounts Receivable	92,634	170,542
Inventories	194,996	194,519
Other Current Assets	48,547	102,300
Total Current Assets	587,098	633,958

Property and Equipment
Oil and Gas Properties (Full Cost Method)	48,494,625	49,299,535
Other Property and Equipment	420,351	420,950
Total Property and Equipment	48,914,976	49,720,485
Accumulated Depletion, Depreciation and Amortization	(13,248,193)	(12,604,570)
Total Property and Equipment, Net	35,666,783	37,115,915
Other Assets	61,872	188,645
Total Assets	$36,315,753	$37,938,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$2,648,928	$2,436,543
Common Stock Payable	—	19,363
Accrued Expenses	568,236	226,975
Note Payable - Victory	—	350,000
Convertible Notes Payable - Silver Star, Net of Discount	617,082	—
Note Payable - Rogers, Net of Discount	7,153,734	7,249,411
Total Current Liabilities	10,987,980	10,282,292

Asset Retirement Obligations	1,147,178	1,051,694
Total Liabilities	12,135,158	11,333,986
Commitments and Contingencies (see Note 10)

Stockholders’ Equity
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par, 500 Shares Issued and Outstanding	773,900	773,900
Common Stock, 100,000,000 Shares Authorized of $0.001 Par, 1,467,891 Shares Issued and Outstanding Shares at December 31, 2015 and 1,402,383 Shares Issued and 1,400,907 Shares Outstanding at March 31, 2015	1,468	1,402
Additional Paid in Capital	57,929,959	57,395,429
Accumulated Deficit	(34,524,732)	(31,517,040)
Common Stock Held in Treasury, 0 and 1,476 Shares, Respectively, at Cost	—	(49,159)
Total Stockholders’ Equity	24,180,595	26,604,532
Total Liabilities and Stockholders’ Equity	$36,315,753	$37,938,518

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Operating Revenues
Crude Oil	$183,705	$682,803	$867,406	$2,617,668
Total Revenues	183,705	682,803	867,406	2,617,668
Operating Expenses
Lease Operating Expenses	182,449	335,390	597,932	1,242,021
Severance and Property Taxes	27,961	81,611	98,456	230,871
Depreciation, Depletion, Amortization, and Accretion	204,069	388,220	739,107	1,203,700
General and Administrative	675,827	747,963	1,854,646	2,747,168
Total Expenses	1,090,306	1,553,184	3,290,141	5,423,760
Operating Loss	(906,601)	(870,381)	(2,422,735)	(2,806,092)

Other Expense (Income)
Interest Expense	51,394	335,285	557,613	1,066,540
Other Expense	65,132	100,998	27,344	163,293
Total Other Expenses	116,526	436,283	584,957	1,229,833

Loss Before Income Taxes	(1,023,127)	(1,306,664)	(3,007,692)	(4,035,925)
Income Tax Expense	—	—	—	13,500

Net Loss	$(1,023,127)	$(1,306,664)	$(3,007,692)	$(4,049,425)

Net Loss Per Common Share
Basic and Diluted	$(0.70)	$(0.94)	$(2.09)	$(3.06)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	1,463,590	1,386,043	1,438,573	1,321,905

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended December 31,
	2015	2014
Cash Flows from Operating Activities
Net Loss	$(3,007,692)	$(4,049,425)
Adjustments to Reconcile Net Losses to Net Cash Used in Operating Activities:
Depreciation, Depletion, Amortization and Accretion	739,107	1,203,700
Share-Based Compensation	129,581	159,952
Amortization of Discount on Notes	66,315	47,988
Amortization of Deferred Financing Costs	125,145	228,463
Settlement of Debt	20,519	(19,554)
Loss (Gain) on Sale of Property and Equipment	602	(1,722)
Changes in Operating Assets and Liabilities
Accounts Receivable	77,908	264,748
Inventories	(477)	(75,543)
Other Current Assets	53,753	214,396
Accounts Payable and Accrued Expenses	610,026	858,222
Net Cash Used in Operating Activities	(1,185,213)	(1,168,775)

Cash Flows from Investing Activities
Additions of Oil and Gas Properties	(149,453)	(1,881,638)
Proceeds from Sale of Oil and Gas Properties	347,600	1,272,296
Additions of Other Property and Equipment	—	(324)
Proceeds from Victory Settlement	54,021	—
Proceeds from Deposits, net	1,628	—
Proceeds from Sale of Other Property and Equipment	—	3,000
Net Cash Provided By (Used in) Investing Activities	253,796	(606,666)

Cash Flows from Financing Activities
Net Proceeds from the Sale of Common Stock	—	1,802,090
Proceeds from Issuance of Convertible Notes	800,000	—
Proceeds from Issuance of Notes Payable	250,000	—
Sale of Treasury Stock	104,754	—
Stock Placement Fees	(22,013)	—
Deferred Financing Costs	—	(32,621)
Payments on Notes Payable	(117,000)	(249,853)
Net Cash Provided by Financing Activities	1,015,741	1,519,616

Increase (Decrease) in Cash	84,324	(255,825)
Cash at Beginning of the Period	166,597	522,155
Cash at End of the Period	$250,921	$266,330

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - GENERAL

History of the Company. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006.

The accompanying unaudited interim consolidated financial statements of Lucas Energy, Inc. (“Lucas” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lucas’s annual report filed with the SEC on Form 10-K for the year ended March 31, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2015, as reported in the Form 10-K have been omitted.

The Company’s fiscal year ends on the last day of March of the calendar year. The Company refers to the twelve-month periods ended March 31, 2016 and 2015 as its 2016 and 2015 fiscal years, respectively.

Pursuant to the authorization provided by the Company’s stockholders at the Company’s March 25, 2015 annual meeting of stockholders, and in order to meet the continued listing standards of the NYSE MKT, the Board of Directors of the Company approved the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect a 1-for-25 reverse stock split of all of the outstanding shares of the Company’s common stock which was effective on July 15, 2015. The effect of the reverse split was to combine each 25 shares of outstanding common stock prior to the reverse split into one new share subsequent to the reverse split, with no change in authorized shares or par value per share, and to reduce the number of common stock shares outstanding from approximately 35.1 million shares to approximately 1.4 million shares (prior to rounding fractional shares up to the nearest whole share). Proportional adjustments were also made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans. All issued and outstanding shares of common stock, conversion terms of preferred stock, options and warrants to purchase common stock and per share amounts contained in the financial statements, in accordance with SAB TOPIC 4C, have been retroactively adjusted to reflect the reverse split for all periods presented.

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At December 31, 2015, the Company’s total current liabilities of $11.0 million exceeded its total current assets of $0.6 million, resulting in a working capital deficit of $10.4 million, while at March 31, 2015, the Company’s total current liabilities of $10.3 million exceeded its total current assets of $0.6 million, resulting in a working capital deficit of $9.7 million. The $0.7 million increase in the working capital deficit is primarily related to cash used from our new convertible notes with Silver Star Oil Company (“Silver Star”) of $0.6 million, net of discount of $0.2 million, and $0.2 million of additional payables incurred related to the recent purchase agreement entered into by the Company, noted below, offset by a $0.1 million decrease in amounts owed under our Rogers loan.

On August 28, 2015, we entered into an amendment to the Rogers Loan (defined in Note 6) whereby we agreed to, among other things, extend the maturity date of the Rogers Loan to October 31, 2016 (from September 13, 2015), pay $39,000 in monthly principal payments in lieu of interest as well as pay all operating income of the collateralized assets (beginning October 1, 2015). Additionally, on December 14, 2015, we entered into an amendment to the Rogers Loan requiring us to transfer all of our oil and gas interests and equipment to our newly formed wholly-owned Texas subsidiary, CATI Operating LLC (“CATI”), which clarified that following the transfer, our lender had no right to foreclose upon Lucas (at the Nevada corporate parent level) upon the occurrence of an event of default and that instead our lender would only take action against CATI and its assets (see “Note 6 – Notes Payable” below).

On August 28, 2015, we entered into a Non-Revolving Line of Credit Agreement with Silver Star. The line of credit provides us the right to sell up to $2.4 million in convertible promissory notes to Silver Star. The Company has the right to request advances in an amount not to exceed $200,000, each thirty days, and each advance is to be evidenced by a convertible promissory note (described in greater detail in “Note 6 – Note Payable” below). During the current fiscal year, we sold four convertible notes of $200,000 to Silver Star for a total of $800,000 pursuant to the terms of the line of credit. Subsequently, on February 10, 2016 the Company sold another convertible note to Silver Star for $200,000. Although we are able to continue to borrow funds under the line of credit over the next several months, going forward, we anticipate requiring additional funding of approximately $0.5 million for drilling and workover activities on existing properties and administrative expenses, as well as the funding required to repay the amounts owed under the Rogers Loan, as amended, in the event we cannot further extend or restructure such debt, and amounts required to complete the transactions contemplated by the December 2015 purchase agreement described below.

On December 30, 2015 we signed a purchase agreement to acquire, from 21 different entities and individuals, working interests in producing properties and undeveloped acreage. The assets agreed to be acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region. In exchange for the assets being acquired, Lucas will assume $31,350,000 in commercial bank debt, issue 552,000 shares of a newly designated form of convertible preferred stock, issue 13,009,664 shares of common stock, and pay $4,975,000 in cash. At the closing of the transaction, which is subject to various closing conditions, we will rebrand and change our name to “Camber Energy, Inc.” The purchase agreement also includes customary termination provisions for both the Company and the sellers, which include, subject to the terms of the purchase agreement and in certain circumstances rights to cure or other prerequisites. The Company also obtained the opinion of Canaccord Genuity Corporation (“Canaccord”) providing that in the opinion of Canaccord, the acquisition is fair, from a financial point of view, to the Company, prior to the approval of such purchase agreement by the Board of Directors. The Company agreed to pay Canaccord $170,000 for the fairness opinion. We currently anticipate the closing of the acquisition, which is subject to various closing conditions, to occur during the first quarter of fiscal 2017 and will require additional funding of approximately $1.35 million in legal expenses, investment banking fees and other transaction costs in order to complete the acquisition, in addition to the cash required to be paid at closing as described above.

Lucas is currently discussing potential financing transactions in order to fulfill our current capital requirements as well as our planned asset acquisition, which we believe, if finalized and completed, will ensure the future viability of the Company. However, due to our current capital structure and the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to obtain the necessary financing to finalize the asset purchase or drill additional wells and develop our proved undeveloped reserves (PUDs); coupled with the continued substantial drop in commodity prices over the last twelve months, we believe that our revenues will continue to decline over time. Therefore, we may be forced to scale back our business plan, sell assets to satisfy outstanding debts or take other remedial steps which may include seeking bankruptcy protection.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Oil and Gas Properties

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized. Properties not subject to amortization consist of acquisition, exploration and development costs, which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization. Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $31.78 per barrel of oil equivalent (“BOE”) for the three months ended December 31, 2015, and was $36.20 per BOE for the three months ended December 31, 2014. Amortization expense calculated per equivalent physical unit of production amounted to $31.85 per BOE for the nine months ended December 31, 2015, and was $36.28 per BOE for the nine months ended December 31, 2014.

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. The price used in the ceiling test is the simple average first of the month price for the prior 12 months. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of December 31, 2015, no impairment of oil and gas properties was indicated.

All of Lucas’s oil and gas properties are located in the United States. Below are the components of Lucas’s oil and gas properties recorded at:

	December 31, 2015	March 31, 2015
Proved leasehold costs	$10,244,951	$11,062,137
Costs of wells and development	37,532,337	37,520,061
Capitalized asset retirement costs	717,337	717,337
Total oil and gas properties	48,494,625	49,299,535
Accumulated depreciation and depletion	(12,930,110)	(12,336,704)
Net capitalized costs	$35,564,515	$36,962,831

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

Also, on June 25, 2015, per the Earthstone Settlement and Earthstone/Victory Settlement (described below under “Note 13 - Settlement Agreements”), Earthstone (defined in Note 13) agreed to pay us approximately $54,000 (representing the net of amounts previously paid by Victory (defined in Note 6) to Earthstone in connection with the terms of a prior participation agreement covering certain leases in Karnes County, Texas and certain amounts owed to us in connection with title issues discovered in connection with those leases) and we agreed that we are deemed a non-consenting party in connection with such wells; and Victory agreed to assign certain oil and gas interests in the wells which we transferred to Victory in February 2015, to Earthstone. As a result, we capitalized approximately $142,000 (approximately $196,000 paid by Victory to Earthstone less approximately $54,000 paid by Earthstone to Lucas) to our oil and gas property full-cost pool.

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

On September 3, 2015, per the Rogers Settlement Agreement (described below under “Note 13 - Settlement Agreements”), Lucas requested the return of certain assets granted to Victory as part of the Rogers Settlement Agreement. Those assets included the assignment of a 3.28% leasehold working interest in the Dingo Unit and a 1.48% leasehold working interest in the Platypus Unit; as well as 44,070 shares of common stock of Lucas. These assets were subsequently returned to Lucas. As a result, Lucas recorded a credit of $110,616 to our oil and gas property full-cost pool representing the fair value of the forfeited shares ($2.51 per share) on the date the common stock was returned to Lucas on September 24, 2015.

Office Lease

On July 27, 2015, we moved our corporate headquarters from 3555 Timmons Lane, Suite 1550, Houston, Texas 77027 to 450 Gears Road, Suite 780, Houston, Texas 77067 in connection with the expiration of our prior office space lease and received proceeds from our security deposit of $6,628. We entered into a sublease on approximately 3,300 square feet of office space that expires on January 31, 2016 and has a base monthly rent of approximately $5,000 of which we have already paid four months in advance as well as a $5,000 security deposit. We are currently negotiating new lease terms for office space in our current location. No agreement has been finalized as of the date of this report.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the retirement of oil and gas property and equipment for the nine-month period ended December 31, 2015. Lucas does not have any short-term asset retirement obligations as of December 31, 2015.

Carrying amount at March 31, 2015	$1,051,694
Accretion	95,484
Carrying amount at December 31, 2015	$1,147,178

NOTE 6 – NOTES PAYABLE

Victory Loan

On February 3, 2015, Victory Energy Corporation (“Victory”) and Lucas entered into a letter of intent for a business combination between Victory and Lucas that outlined the proposed terms under which Victory and Lucas planned to combine through a merger. In anticipation of the merger, Victory desired to provide Lucas with loans necessary to allow Lucas to meet working capital requirements and to pay down certain payables so that Lucas could maintain key vendors and cover transaction costs during the period prior to the merger. As collateral for the loans that were to be made by Victory to Lucas, Lucas was to pledge to Victory shares of Lucas common stock pursuant to a pledge and security agreement.

Victory had loaned Lucas a total of $350,000 through March 31, 2015, which was recognized as a current liability on the balance sheet on March 31, 2015 as the maturity date for the loan was February 26, 2016. After March 31, 2015, but prior to the entry into the Victory Settlement on June 24, 2015, noted below, Victory loaned Lucas an additional $250,000 for a total loan balance of $600,000.

On May 11, 2015, Victory notified Lucas that Victory did not intend to proceed with the merger and thereby terminated the letter of intent. Thereafter, on June 24, 2015, Lucas and Victory executed a Settlement Agreement and Mutual Release whereby among other things, Lucas acknowledged that Victory had no further obligation to advance any funds to Lucas, and Lucas exchanged working interests in certain oil and gas properties and 44,070 shares of restricted common stock (the “Settlement Shares”) in complete satisfaction of the $600,000 owed to Victory under the Loan Agreement. Therefore, we recognized no liability to Victory as of December 31, 2015 on our balance sheet, as the loan amount was allocated to oil and gas property full-cost pool as part of the $529,860 credit in Note 4. The 44,070 shares of restricted common stock were ultimately forfeited and returned to Lucas on September 24, 2015 due to Victory’s failure to comply with the terms of the Rogers Settlement (which is defined and described in greater detail below under “Note 13 - Settlement Agreements”). The forfeited shares, along with 1,476 treasury shares (for a total of 45,546 shares of common stock), were then sold in a private transaction on September 28, 2015 for an aggregate of $104,754 (see “Note 7 – Stockholders’ Equity” below).

Rogers Loan

At December 31, 2015, the Company had $7,153,734 due under the $7.5 million Letter Loan Agreement (“Rogers Loan”) entered into with Louise H. Rogers (“Rogers”) on August 13, 2013. Amortization of debt discount of $21,323 was recorded during the nine months ended December 31, 2015. No unamortized discount remained as of December 31, 2015.

On August 28, 2015, we and Rogers entered into an amendment to the Rogers Loan. Pursuant to the amendment, the parties agreed to extend the maturity date of the Rogers Loan to October 31, 2016 (from September 13, 2015); we agreed to pay all professional fees incurred by Rogers; we agreed to make principal payments to Rogers from certain insurance proceeds to be received after the date of the amendment; we agreed to pay Rogers $39,000 in lieu of interest on the Rogers Loan as well as all operating income of collateralized assets (beginning October 1, 2015); and the parties agreed that if after 90 days a related party of Silver Star and Rogers could not agree to a buyout of the Rogers Loan, which did not occur, the Company would transfer all of its assets to a wholly-owned subsidiary, which as noted below, occurred on December 16, 2015. In connection with the amendment, Rogers also agreed to waive all past events of default which had occurred under the terms of the Rogers Loan.

On December 14, 2015, we entered into an amendment to the Rogers Loan. The amendment (i) required us to transfer all of our oil and gas interests and equipment to our newly formed wholly-owned Texas subsidiary, CATI; (ii) clarified that following the transfer, Rogers had no right to foreclose upon the Company (at the Nevada corporate parent level) upon the occurrence of an event of default under the Rogers Loan, and that instead Rogers would only take action against CATI and its assets; and (iii) required Rogers to release all UCC and other security filings on the Company (provided that Rogers is allowed to file the same filings on CATI and its assets). Subsequently, we formally assigned all of our oil and gas interests and equipment to CATI pursuant to an Assignment and Bill of Sale dated December 16, 2015.

On December 16, 2015, we, CATI and Rogers entered into an Assignment, Novation, and Assumption Agreement (the “Assignment Agreement”). Pursuant to the Assignment Agreement, we assigned our obligations under the Rogers Loan and related loan documents, to CATI, as if CATI had originally been parties thereto, CATI agreed to assume such obligations and to take whatever actions requested by Rogers in order for Rogers to secure the amounts owed under the Rogers Loan, and Rogers agreed to release us (at the parent company level) from any obligations under the Rogers Loan and related loan documents, other than under the amendment above.

Silver Star Line of Credit

On August 30, 2015, Lucas entered into a Non-Revolving Line of Credit Agreement with Silver Star. The line of credit provides the Company the right, from time to time, subject to the terms of the line of credit, to sell up to $2.4 million in convertible promissory notes to Silver Star. Specifically, the Company has the right to request advances in an amount not to exceed $200,000, every thirty days, subject to the conditions set forth in the line of credit.

Unless otherwise agreed between the parties, each of the convertible notes are due and payable on October 1, 2016, accrue interest at the rate of 6% per annum (15% upon the occurrence of an event of default), and allow the holder thereof the right to convert the principal and interest due thereunder into common stock of the Company at a conversion price of $1.50 per share, provided that the total number of shares of common stock issuable upon conversion of the convertible notes cannot exceed 19.9% of our outstanding shares of common stock on August 30, 2015, the date the line of credit was agreed to, which was 289,398 shares (or the total voting power outstanding on such date), or otherwise exceed the amount of shares that would require stockholder approval under applicable NYSE MKT rules, unless or until we receive stockholder approval for such issuances. In the event the number of shares of common stock issuable upon conversion of the convertible notes exceeds such threshold, the notes cannot be converted into common stock. We have the right to prepay the convertible notes at any time, provided we provide the holder at least 30 days prior notice of our intention to prepay such notes.

During the current nine months ended December 31, 2015, we sold four convertible notes totaling $800,000 to Silver Star, in $200,000 increments on September 28, 2015, October 21, 2015, November 23, 2015 and December 31, 2015 pursuant to the terms of the line of credit. If fully converted by Silver Star (without factoring in any accrued and unpaid interest thereon, which is also convertible into our common stock as provided in the note, or taking into account any conversion limitations associated therewith), a total of 133,334 shares of common stock would be required to be issued to Silver Star for each note (representing approximately between 8.4% and 9.1% of our then outstanding shares of common stock) and if fully converted at maturity, when factoring in accrued interest thereon through maturity, a total of 562,017 shares of common stock would be required to be issued to Silver Star for the four notes issued, of which only approximately 289,398 common shares are eligible to be fully converted in order to not exceed the 19.9% threshold noted above.

The convertible notes contained a beneficial conversion feature with a combined intrinsic value of $505,320 for the four notes. The intrinsic value is based upon the difference between the market price of Lucas’s common stock on the date of issuance and the conversion price of $1.50. As the total number of shares of common stock issuable upon conversion of the convertible notes cannot exceed 19.9% of our outstanding shares of common stock on the date the line of credit was agreed to without stockholder approval. Therefore, only $227,910 in intrinsic value was recognized as a discount based on August 30, 2015, the 289,398 common shares limitation noted above. The discount is being amortized through interest expense using the effective interest method over the term of the notes.

The Company determined that the remaining 243,935 common shares available for issuance are contingently convertible based on the fact that these additional notes require stockholder approval before they can be converted. Therefore, the Company will not record the additional debt discount of $277,410 for the beneficial conversion feature intrinsic values for these common shares or for any subsequent notes issued until those notes are deemed convertible by shareholder approval.

As of December 31, 2015, we had total convertible notes due to Silver Star of $617,082 (net of the unamortized discount of $182,918) which is recognized as a short-term liability on the Company’s balance sheet as of December 31, 2015. The Company has also recognized approximately $6,000 in accrued interest as of December 31, 2015.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2015, the Company has 500 shares of Series A Convertible Preferred Stock issued and outstanding. Each share of the Series A Convertible Preferred Stock is convertible into 40 shares of the Company’s common stock and has no liquidation preference and no maturity date. Additionally, the conversion rate of the Series A Convertible Preferred Stock adjusts automatically in connection with and in proportion to any dividends payable by the Company in common stock.

The following summarizes Lucas’s common stock activity during the nine-month period ended December 31, 2015:

		Common Shares*
		Issued
	Amount (a)	Per Share	Shares	Treasury	Outstanding
Balance at March 31, 2015			1,402,383	(1,476)	1,400,907
Pledge Shares Issued in Consideration of Victory Note	$234,777	$5.33	44,070	—	44,070
Cancellation of Pledge Shares Issued in Consideration of Victory Note	110,616	2.51	—	(44,070)	(44,070)
Sale of Treasury Shares	104,754	2.30	—	45,546	45,546
Share-Based Compensation	78,770	3.67	21,438	—	21,438
Balance at December 31, 2015			1,467,891	—	1,467,891

*	In accordance with SAB TOPIC 4C, all issued and outstanding shares of common stock have been retroactively adjusted to reflect the reverse split that occurred on July 15, 2015.

(a)	Net proceeds or fair market value on grant date, as applicable.

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

On September 17, 2015, Allied Petroleum, Inc. (“Allied”), entered into a Subscription Agreement with Lucas and agreed to purchase 45,546 shares of the restricted common stock of Lucas (the “Allied Shares”), which shares were held in the Company’s treasury, for $2.30 per share (a 17% discount to the $2.78 closing price of the Company’s common stock on September 17, 2015) or $104,754 in aggregate. The Company received funds from Allied on September 25, 2015, and issued Allied the Allied Shares on September 28, 2015. The principal of Allied is John Chambers, who is also the principal of Silver Star, with whom the Company entered into a Non-Revolving Line of Credit Agreement on August 30, 2015 (see “Note 6 – Notes Payable”). Because the Allied shares were issued from the Company’s treasury, the sale did not result in an increase in the Company’s total issued shares.

See “Note 9 – Share-Based Compensation”, for information on common stock activity related to Share-Based Compensation, including shares granted to the board of directors, officers, employees and consultants.

Warrants

During the nine months ended December 31, 2015, no warrants were exercised or cancelled.

The following is a summary of the Company’s outstanding warrants at December 31, 2015:

Warrants		Exercise	Expiration	Intrinsic Value at
Outstanding		Price ($)	Date	December 31, 2015
100,422	(1)	71.50	July 4, 2016	$—
41,300	(2)	57.50	October 18, 2017	—
11,000	(3)	37.50	April 4, 2018	—
2,000	(4)	37.50	May 31, 2018	—
11,195	(5)	0.01	August 13, 2018	81,612
66,668	(6)	25.00	April 21, 2019	—
232,585				$81,612

(1)	Series B Warrants issued in connection with the sale of units in the Company’s unit offering in December 2010. The Series B Warrants became exercisable on July 4, 2011 and will remain exercisable thereafter until July 4, 2016.

(2)	Warrants issued in connection with the sale of units in the Company’s unit offering in April 2012. The warrants became exercisable on October 18, 2012, and will remain exercisable thereafter until October 18, 2017.

(3)	Warrants issued in connection with the issuance of the April 2013 Notes, for which the outstanding principal and interest was paid in full on August 16, 2013. The warrants were exercisable on the grant date (April 4, 2013) and remain exercisable until April 4, 2018.

(4)	Warrants issued in connection with the issuance of the May 2013 Notes, for which the outstanding principal and interest was paid in full on August 16, 2013. The warrants were exercisable on the grant date (May 31, 2013) and remain exercisable until May 31, 2018.

(5)	Warrants issued in connection with the Rogers Loan. The warrants were exercisable on the grant date (August 13, 2013) and remain exercisable until the earlier of (a) August 13, 2018; and (b) three years after the payment in full of the Loan. The exercise price was lowered to $0.01 per share on August 12, 2015, and the Company recorded approximately $15,000 in one-time amortization expenses related to the price reduction.

(6)	Warrants issued in connection with the sale of units in the Company’s unit offering in April 2014. The Warrants became exercisable on April 21, 2014 and will remain exercisable thereafter until April 21, 2019.

NOTE 8 – INCOME TAXES

The Company has estimated that its effective tax rate for Federal purposes will be zero for the 2016 fiscal year and consequently, recorded no provision or benefit for income taxes for the nine months ended December 31, 2015.

NOTE 9 – SHARE-BASED COMPENSATION

Lucas measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Common Stock

Lucas issued 21,438 shares of its common stock with an aggregate grant date fair value of $78,770 during the nine-month period ended December 31, 2015, which were valued based on the trading value of Lucas’s common stock on the date of grant. The shares were awarded according to the employment agreement with an officer and as additional compensation for other managerial personnel. The Company recorded share-based compensation of $59,407 for the nine months ended December 31, 2015 and settled a stock payable of $19,363 from March 31, 2015.

Stock Options

The following table sets forth stock option activity for the nine-month periods ended December 31, 2015 and 2014:

	Nine Months Ended December 31, 2015		Nine Months Ended December 31, 2014
	Number of Stock Options	Weighted Average Grant Price	Number of Stock Options	Weighted Average Grant Price
Outstanding at March 31	24,920	$33.80	36,579	$34.75
Expired/Cancelled	(2,000)	32.00	(10,167)	28.00
Outstanding at December 31	22,920	$33.96	26,412	$37.35

No stock options were granted during the nine months ended December 31, 2015. Compensation expense related to stock options during the three-month and nine-month periods ended December 31, 2015 was $12,816 and $55,038, respectively.

Options outstanding and exercisable at December 31, 2015 and December 31, 2014 had no intrinsic value, respectively. The intrinsic value is based upon the difference between the market price of Lucas’s common stock on the date of exercise and the grant price of the stock options.

The following tabulation summarizes the remaining terms of the options outstanding:

Exercise Price ($)	Remaining Life (Yrs.)	Options Outstanding	Options Exercisable
24.50	1.0	3,000	3,000
40.75	1.8	4,000	3,000
43.50	1.8	6,000	6,000
40.25	2.0	2,000	2,000
39.50	2.1	2,000	2,000
5.50	2.2	4,000	4,000
51.75	4.8	1,920	1,920
	Total	22,920	21,920

As of December 31, 2015, total unrecognized stock-based compensation expense related to all non-vested stock options was $36,671, which is being recognized over a weighted average period of approximately 1.6 years.

In prior periods, the shareholders of the Company approved the Company’s 2014, 2012 and 2010 Stock Incentive Plans (“the Plans”). The Plans are intended to secure for the Company the benefits arising from ownership of the Company’s common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company’s future growth. The Plans provide an opportunity for any employee, officer, director or consultant of the Company to receive incentive stock options (to eligible employees only), nonqualified stock options, restricted stock, stock awards and shares in performance of services. There are 47,781 shares available for issuance under the Plans as of December 31, 2015.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings. From time to time, we may become a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations, except as discussed below. We may become involved in material legal proceedings in the future.

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

NOTE 11 – POST-RETIREMENT BENEFITS

Lucas maintains a matched defined contribution savings plan for its employees.  During the three-month and nine-month periods ended December 31, 2015, Lucas’s total costs recognized for the savings plan were $5,575 and $20,250, respectively. During the three-month and nine-month periods ended December 31, 2014, Lucas’s total costs recognized for the savings plan were $9,126 and $33,651, respectively.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the nine-month periods ended December 31, 2015 and 2014:

	Nine Months Ended December 31,
	2015	2014

Interest	$74,152	$780,556
Income Taxes	—	44,500

Non-cash investing and financing activities for the nine-month periods ended December 31, 2015 and 2014 included the following:

	Nine Months Ended December 31,
	2015	2014

Change in Accrued Capital Expenditures	$76,899	$622,649
Issuance of Restricted Stock for Amended Loan	$—	$47,250
Conversion of Preferred Stock to Common Stock	$—	$2,321,700
Decrease in Asset Retirement Obligation	$—	$(36,883)
Discount from Beneficial Conversion Feature on Convertible Notes	$227,910	$—
Forgiveness of Debt in Victory Settlement	$600,000	$—
Common Stock Issued to Settle Stock Payable	$234,777	$—
Return and Cancellation of Common Stock Issued in Victory Settlement	$(110,616)	$—

NOTE 13 – SETTLEMENT AGREEMENTS

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

Victory Settlement

Pursuant to the Victory Settlement, we and Victory agreed to terminate any and all obligations between the parties pursuant to that certain February 2, 2015 Letter of Intent for Business Combination, pursuant to which we and Victory previously planned to combine our companies, and that certain Pre-Merger Collaboration Agreement dated February 26, 2015, as amended by amendment No. 1 thereto, dated March 3, 2015 (as amended, the “Collaboration Agreement”); that Victory would retain ownership and control over five Penn Virginia well-bores (the “Penn Virginia Well-Bores”) and would also retain the obligations to pay expenses associated with such Penn Virginia Well-Bores effective after August 1, 2014; and that we would also assign Victory rights to another property located in the same field as the Penn Virginia Well-Bores. We also confirmed the amount of $600,000 previously advanced to us by Victory pursuant to the terms of a prior Pre-Merger Loan and Funding Agreement dated February 26, 2015 (the “Funding Agreement”); that Victory had no further obligations to advance any additional funds to us pursuant to the terms of the Funding Agreement (which originally provided us the right to borrow up to $2 million from Victory); and that we would issue 44,070 shares of our restricted common stock to Victory (the “Victory Shares”) in full consideration of the $600,000 owed under the Funding Agreement (which were to be held in escrow until the payment of amounts owed to Rogers under the Rogers Settlement described below). We and Victory also agreed to release each other from any and all claims, demands and causes of action which either party had against the other prior to the June 25, 2015 effective date of the Victory Settlement, whether known or unknown, in connection with the terminated agreements. The Victory Shares were in lieu of any shares of common stock we were required to pledge to Victory pursuant to the terms of the Funding Agreement and related agreements. The Victory Shares were ultimately forfeited and returned to Lucas on September 24, 2015 due to Victory’s failure to comply with the terms of the Rogers Settlement described below. The forfeited shares, along with 1,476 treasury shares (for a total of 45,546 shares of common stock), were then sold in a private transaction on September 28, 2015 for an aggregate of $104,754 (see “Note 7 – Stockholders’ Equity” above).

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

On July 16, 2015, Victory entered into an Amendment Agreement whereby, Victory and Rogers agreed that the amount to be paid by Victory to Rogers was $258,125, instead of $253,750. The Amendment further specified that if Victory failed to make the payment of $258,125 on or before July 15, 2015, Victory would be in default under the Rogers Settlement and default interest on the amount due would begin to accrue at a per diem rate of approximately $129, and the escrow would continue until August 27, 2015, during which time Victory was required to make all payments owed to Rogers. Additionally, Victory acknowledged in the amendment its obligation to pay Rogers’ attorney’s fees in the amount of $22,500.

All payments owed to Rogers were not made by August 27, 2015 and on September 3, 2015, Lucas requested from the escrow agent the return of certain assets granted to Victory as part of the Victory Settlement. Those assets included the assignment of a 3.28% leasehold working interest in the Dingo Unit and a 1.48% leasehold working interest in the Platypus Unit; as well as 44,070 shares of common stock of Lucas. In turn, the escrow agent returned these assets to Lucas and the 44,070 shares were returned to the Company and cancelled.

NOTE 14 – SUBSEQUENT EVENTS

On February 1, 2016, we entered into a first amendment to the Non-Revolving Line of Credit Agreement with Silver Star, which added a 9.99% ownership blocker to the Convertible Promissory Notes and which prevents the holder of the notes from converting such notes into common stock if upon such conversion the holder would beneficially own more than 9.99% of our outstanding common stock, subject to the ability of any holder to modify such limitation with 61 days prior written notice.

On February 10, 2016 we sold a convertible note in the aggregate principal amount of $200,000 to Silver Star pursuant to the terms of the line of credit. The convertible note is due and payable on October 1, 2016, accrues interest at the rate of 6% per annum (15% upon the occurrence of an event of default), and allows the holder thereof the right to convert the principal and interest due thereunder into common stock of the Company at a conversion price of $1.50 per share, provided that any conversion is subject to us first receiving shareholder approval for the issuance of shares of our common stock under the convertible note and line of credit under applicable NYSE MKT rules and regulations, which we have not sought or obtained to date. We have the right to prepay the convertible note at any time, provided we provide the holder at least 30 days prior notice of our intention to prepay such note. The convertible note includes customary events of default for facilities of similar nature and size, including in the event a change of control (as defined in the convertible note) occurs, or we fail to comply with the reporting requirements of the Exchange Act. If fully converted by Silver Star (without factoring in any accrued and unpaid interest thereon, which is also convertible into our common stock as provided in the note), notwithstanding the requirement for NYSE Approval (as discussed above), a total of 133,334 shares of common stock would be required to be issued to Silver Star (representing approximately 9.1% of our current outstanding shares of common stock) and if fully converted at maturity, when factoring in accrued interest thereon through maturity, a total of 138,761 shares of common stock would be required to be issued to Silver Star. The convertible note contained a beneficial conversion feature with an intrinsic value of $164,000. As the total number of shares of common stock issuable upon conversion of the convertible notes cannot exceed 19.9% of our outstanding shares of common stock on August 30, 2015, the date the line of credit was agreed to, without stockholder approval, none of the $164,000 of intrinsic value was recognized as a discount based on the 289,398 common shares limitation noted in Note 6.

Pursuant to a letter agreement dated February 2, 2016, we provided Silver Star the required thirty days’ notice to prepay the outstanding Convertible Promissory Notes, provided that we do not currently have the funds necessary to prepay such notes. Additionally, pursuant to the agreement, we and Silver Star agreed to amend the line of credit to remove the requirement that Silver Star consent to the Company making distributions on its common stock, repurchasing common stock or making certain advances. Finally, Silver Star agreed that if Silver Star has not advanced the balance remaining under the line of credit ($1.4 million) by February 19, 2016, the terms of the Convertible Promissory Notes which require us to provide thirty days prior written notice before prepayment will be removed from the Convertible Promissory Notes and such Convertible Promissory Notes can be repaid at any time. Silver Star also agreed to waive the requirement that the Company obtain its prior written consent to undertake certain corporate actions, including amending the articles of incorporation, designating preferred stock, issuing securities totaling more than 10% of the Company’s outstanding common stock, and effecting stock splits, as originally required pursuant to the terms of the line of credit.

We also received notice that on February 2, 2016, $300,000 of the Convertible Promissory Notes were assigned by Silver Star to Rockwell Capital Partners.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements are generally located in the material set forth below under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. For a more detailed description of the risks and uncertainties involved, the following discussion and analysis should be read in conjunction with “management’s discussion and analysis contained in Lucas’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (the “2015 Annual Report”) and related discussion of our business and properties contained therein.

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

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

•	the possibility that our future acquisitions may involve unexpected costs;
•	the volatility in commodity prices for oil and gas;
•	the accuracy of internally estimated proved reserves;
•	the presence or recoverability of estimated oil and gas reserves;
•	the ability to replace oil and gas reserves;
•	the availability and costs of drilling rigs and other oilfield services;

•	environmental risks; exploration and development risks;
•	competition;
•	the inability to realize expected value from acquisitions;
•	the availability and cost of alternative fuel sources;
•	our ability to maintain the listing of our common stock on the NYSE MKT;
•	the ability of our management team to execute its plans to meet its goals;
•	risks associated with our outstanding loan agreements;
•	risks associated with offset drilling;
•	risks associated with our planned acquisition; and
•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

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

At December 31, 2015, the Company had leasehold interests (working interests) in approximately 8,400 gross acres, or 8,300 net acres, which is the Company’s total net developed and undeveloped acreage as measured from the surface to the base of the Austin Chalk formation. In deeper formations, the Company has approximately 1,900 net acres in the Eagle Ford oil window.

As of December 31, 2015, Lucas was producing an average of 68 net barrels of oil equivalent per day (Boepd) from 17 active well bores. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. An affiliate of Marathon Oil Corporation operates two Eagle Ford horizontal wells in our Gonzales leases, of which we have a 15% working interest on each well. Our production sales totaled 4,964 and 18,629 barrels of oil equivalent, net to our interest, for the three and nine months ended December 31, 2015, respectively.

At March 31, 2015, Lucas’s total estimated proved reserves were 5.1 million barrels of oil equivalent (Boe), of which 4.6 million barrels (Bbls) were crude oil reserves, and 3.0 billion cubic feet (Bcf) were natural gas reserves. Approximately 3% of the barrel of oil equivalent (Boe) was proved producing. As of December 31, 2015, Lucas employed seven full-time employees. We also utilized three contractors on an “as-needed” basis to carry out various functions of the Company, including but not limited to field operations, land administration, corporate activity and information technology maintenance.

Industry Segments

Lucas Energy’s operations are all crude oil and natural gas exploration and production related.

Operations and Oil and Gas Properties

We operate in known productive areas in order to decrease geological risk.  Our holdings are located in an increased area of current industry activity in Gonzales, Wilson, Karnes, Frio and Leon counties in Texas.  We concentrate on three vertically adjoining formations in Gonzales, Wilson and Karnes counties: the Austin Chalk, Eagle Ford and Buda formations, listed in the order of increasing depth measuring from land surface. The recent development of the Eagle Ford as a high potential producing zone has heightened industry interest and success.  Lucas’s acreage position is in the oil window of the Eagle Ford trend and has approximately 8,700 gross acres in the Gonzales, Karnes and Wilson Counties, Texas area.

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

Our Strategic Path

On December 30, 2015, Lucas entered into an Asset Purchase Agreement (the “Purchase Agreement”), as purchaser, with twenty-one separate sellers (the “Sellers”) and Segundo Resources, LLC, as a Seller and as a representative of the sellers named therein (the “Representative”). Pursuant to the Purchase Agreement and the terms and conditions thereof, we agreed to acquire from the Sellers, working interests in producing properties and undeveloped acreage in Texas and Oklahoma, including varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region of the United States, and related wells, leases, records, equipment and agreements associated therewith (collectively, the “Assets”). The properties currently produce in excess of approximately 1,200 net barrels of oil equivalent per day (BOE/d), of which 53% are liquids from 114 producing wells. The bulk of the production is from the Hunton formation holding approximately 43,000 gross acres (9,900 net acres) in central Oklahoma. Additionally, further, offset development drilling opportunities for at least 40 additional wells have been identified.

Pursuant to the Purchase Agreement and in consideration for the Assets, we agreed to assume $31.35 million of commercial bank debt; issue 552,000 shares of a newly designated form of redeemable convertible preferred stock (the “Convertible Preferred Stock”, which is currently anticipated to be in an amended form of our Series B Preferred Stock), to one of the Sellers, which is under common control with the Seller Representative, with a total face value of $13.8 million; issue 13,009,664 shares of common stock to certain of the Sellers; and pay $4,975,000 in cash to certain of the Sellers. Notwithstanding the above, in the event there are any title or other material issues associated with the Assets, the parties agreed to work in good faith to address such issues, and if such issues cannot be addressed, to adjust the purchase price, provided that no adjustment will be made unless such issues in aggregate total more than 5% of the aggregate purchase price, and provided further that if such issues in aggregate total more than 20% of the aggregate purchase price, we can terminate the Purchase Agreement, all of which are subject to the terms of the Purchase Agreement. We and the Sellers also agreed to a true-up for certain joint interest billings and authorization for expenditures at and/or after closing, and to effect a true-up in connection with any material agreements, the rights thereto, were not provided by the Sellers at closing.

At the closing of the transaction, we will rebrand and change our name to “Camber Energy, Inc.” The parties currently anticipate the closing of the acquisition, which is subject to various closing conditions, including those described below, to occur during the first quarter of fiscal 2017.

The Convertible Preferred Stock has a face value and liquidation preference of $25 per share. The Convertible Preferred Stock is convertible into common stock at a rate of 7.14:1 (issuable into an aggregate of 3,941,280 shares of common stock if fully converted), at the option of the holder thereof, or automatically as to 25% of the Convertible Preferred Stock shares if our common stock trades above $6.125 per share for at least 20 consecutive trading days, and trades with at least 75,000 shares of average volume per day during such period; an additional 50% of the Convertible Preferred Stock shares if our common stock trades above $7.00 per share for at least 20 consecutive trading days, and trades with at least 75,000 shares of average volume per day during such period; and as to the remaining Convertible Preferred Stock shares, if our common stock trades above $7.875 per share for at least 20 consecutive trading days, and trades with at least 75,000 shares of average volume per day during such period. Each outstanding share of Convertible Preferred Stock is entitled to one vote per share on all stockholder matters. The Convertible Preferred Stock is redeemable at any time by the Company upon the payment by the Company of the face amount of the Convertible Preferred Stock ($25 per share) plus any and all accrued and unpaid dividends thereon. Among other things, we agreed to not take any action to adversely affect the rights of the holders of the Convertible Preferred Stock so long as the Convertible Preferred Stock is outstanding and to not designate any capital stock with powers greater than the Convertible Preferred Stock, without the approval of the holders of a majority of the outstanding Convertible Preferred Stock shares.

There are no significant management changes planned at this time in connection with the transactions contemplated by the Purchase Agreement, as Anthony C. Schnur will maintain his role as President and Chief Executive Officer of the Company following the closing. However, the Sellers will have the right pursuant to the Purchase Agreement to appoint three members to the Board of Directors at closing, and it is anticipated that one of their director nominees will be Richard N. Azar II. Mr. Azar, the principal Seller and manager of the properties and is planned to be appointed as Executive Chairman following the closing. Mr. Azar is a founding partner of the Representative, and for over 20 years has been instrumental in developing the Hunton resource play in Central Oklahoma through his direction of the Representative, ownership in Altex Resources, Inc., and various other successful oil and gas ventures. Mr. Azar will also be receiving a significant amount of the shares of common stock issuable upon closing of the acquisition and all of the preferred stock issuable at closing, either personally or through entities which he controls. By the sixth month anniversary of the closing of the Purchase Agreement, one of the three current members of our Board of Directors will be required to resign in order that we will have five members of our Board of Directors, including three appointed by the Sellers, on such date.

The Board of Directors of the Company have (i) adopted and declared advisable the Purchase Agreement and the transactions contemplated by the Purchase Agreement, upon the terms and subject to the conditions set forth in the Purchase Agreement; and (ii) determined that the Purchase Agreement and the transactions contemplated by the Purchase Agreement are fair to, and in the best interests of, the Company and its stockholders. The Company also obtained the opinion of Canaccord Genuity Corporation (“Canaccord”) providing that in the opinion of Canaccord, the acquisition is fair, from a financial point of view, to the Company, prior to the approval of such Purchase Agreement by the Board of Directors. The Company agreed to pay Canaccord $170,000 for the fairness opinion.

The parties have made customary representations, warranties and covenants in the Purchase Agreement including, among others, covenants relating to (1) the conduct of each party’s business during the interim period between the execution of the Purchase Agreement and the consummation of the transactions described therein, (2) the Company’s obligations to facilitate its stockholders’ consideration of, and voting upon, the issuance of shares of common stock upon the closing of the acquisition and upon conversion of the Convertible Preferred Stock (collectively, the “Acquisition Shares”) pursuant to applicable NYSE MKT rules and regulations, (3) the recommendation by the Company’s Board of Directors in favor of approval of the Purchase Agreement and the transactions contemplated therein, (4) the obligation of the Company to submit approval of the planned name change, and such other matters as the parties may deem desirable at a stockholders’ meeting and to register the Acquisition Shares prior to the closing, (5) each party’s non-solicitation obligations relating to alternative business combination transactions, and (6) the indemnification obligations of the parties, subject to the limits of liability, deductibles and other terms set forth in the Purchase Agreement.

The acquisition is subject to customary closing conditions, including (1) approval of the issuance of the Acquisition Shares by the stockholders of the Company, (2) receipt by the Company of the $4.975 million required to be paid to the Sellers at closing, which we plan to raise from the debt holders who we are required to assume the $31.5 million in debt from; (3) receipt of required regulatory approvals, (4) the absence of any law or order prohibiting the consummation of the acquisition, (5) approval of the NYSE MKT of the continued listing of our common stock on the NYSE MKT prior to and following the closing, (6) the effectiveness of a registration statement covering the Acquisition Shares, and (7) consent of the Company’s current convertible note holder. Each party’s obligation to complete the acquisition is also subject to certain additional customary conditions, including (a) subject to certain exceptions, the accuracy of the representations and warranties of the other parties, and (b) performance in all material respects by the other parties of its obligations under the Purchase Agreement.

Each of the Company and the Sellers agreed to pay all costs and expenses incurred by them in connection with the Purchase Agreement; provided, that we agreed to assume, reimburse and pay all expenses of the Sellers relating to the acquisition following the closing.

The Purchase Agreement also includes customary termination provisions for both the Company and the Sellers, which include, subject to the terms of the Purchase Agreement and in certain circumstances rights to cure or other prerequisites, that the Purchase Agreement can be terminated by us, if (i) any issues arise in connection with our due diligence on the Assets which in aggregate would constitute a material adverse effect on such Assets (as described in the Purchase Agreement) and such issues cannot be reasonably cured by the parties; (ii) our stockholders fail to approve the issuance of the Acquisition Shares at a meeting called for such purpose; (iii) if we fail to obtain all required consents; (iv) if we fail to raise the cash necessary to acquire the Assets; (v) the Sellers fail to provide all required closing deliverables; or (vi) if the Sellers breach any representation or warranty in the Purchase Agreement, subject to the right to cure; and by the Sellers, if (i) any issues arise in connection with the Seller’s due diligence of us which in aggregate would constitute a material adverse effect (as described in the Purchase Agreement) and such issues cannot be reasonably cured by the parties; (ii) if we have more than 1.6 million shares of common stock outstanding at closing, or the Sellers would own less than 80% of each class of our outstanding shares, on a fully-diluted basis, at closing; (iii) if our stockholders fail to approve the items required to be approved for closing; (iv) if we fail to maintain our listing on the NYSE MKT prior to and following closing; (v) if we fail to assume the $31.5 million in debt required to be assumed at closing; (vi) if we fail to provide all required closing deliverables; (vii) if we breach any representation or warranty in the Purchase Agreement, subject to the right to cure; or (viii) our Board of Directors withdraws their recommendation for the stockholders to approve the acquisition because the Company has been presented with a superior acquisition proposal. The Purchase Agreement can also be terminated by either party with five days prior written notice if the acquisition has not been completed by September 30, 2016, provided that such failure is not the result of the breach of the agreement by the terminating party.

The growth of Lucas will rely on three key factors: a stabilized (or increasing) commodity price environment, the ability to raise capital, and the ability to execute. We believe our combined team is up to the task to actively pursue our growth plans. However, since June 2014 our fundamental revenue generating commodity, oil, has declined from a month end closing price of $105.97 to $37.21 per barrel on December 31, 2015. That represents a 65% decline. This type of uncertainty causes investors and capital sources to grow more conservative and creates a tendency to adopt a wait and see position. At a minimum, a halt to the decline in prices will cause new capital to flow back into the space.

Assuming that we are able to close the proposed transaction, our strategic focus will be on three areas: the development of our acquired assets and/or develop what we own; expansion of the existing footprint or what would be considered bolt-on acquisitions; and additional material acquisitions.

Following our anticipated acquisition of the Assets, we intend to drill the acquired acreage, funding permitting. As previously disclosed, we have identified 50 Hunton locations on the acreage to be acquired, and we have further refined those locations to what we believe are six initial wells to be drilled in the second, possibly third quarter of this fiscal year assuming the acquisition is completed and funding is available. That schedule will be dependent on exactly when we are able to close the acquisition.

Beyond those known locations, there exists opportunities to develop other sands present in the acreage. From the top to the bottom of this play, there are 19 different sands in this area that have been produced in various areas of central Oklahoma. They include shallow Pennsylvanian formations, such as the Bartlesville, the Redfork and the Skinner, and the Mississippi Lime formation is present in addition to the Woodford shale. The Prue Sand, another potentially productive sand, is also of particular interest. We plan to study the Prue as a high-priority target for its economic viability.

Another aspect of our growth plan is to pursue acquisition opportunities within or near the Assets. We are actively seeking other interest owners to supplement or add to the 13% working interest we plan to acquire in connection with the Assets. Also, we are looking to expand our footprint by acquiring acreage that is nearby or offset to the operations we currently participate in, especially where those opportunities also represent existing production.

Following the entry into the Purchase Agreement, we have continued to review opportunities, primarily asset or corporate acquisitions, but also include strategic partnerships, and/or merger opportunities. While these types of transactions tend to be large and take time to generate, they also represent material increases in the size and scope of the Company.

We continue to operate our Austin Chalk/Eagle Ford Shale properties in the county of Gonzales, Texas. The activity around our Eagle Ford assets sharpens the focus of opportunities in our leases. The number of wells drilled near and offsetting our leases continues to support our enhanced view of the Eagle Ford area. In addition, leading operators in the Eagle Ford area have developed drilling and completion technologies that have significantly reduced production risk and decreased per unit drilling and completion costs. While commodity prices have dropped dramatically, the associated drilling and completion costs have dropped as well. We continue to review the cost to benefit of drilling as commodity prices and drilling costs fluctuate.

In the current commodity price environment, we do not generate enough revenue from our current production to cover our overhead burden. While we have diligently reduced costs since fiscal year 2013, such reduction is not sufficient to overcome the recent 65% decline in the price of oil. We have made significant strides in cost cutting programs including overall general and administrative expenses; however, without also generating new production the weak commodity price environment outweighs the cost savings.

Through this period of oil price uncertainty, we benefit from strong leadership, including the proven merger and acquisition, and operating and financing capabilities of our Chief Executive Officer, Mr. Anthony Schnur, and the rest of the Company’s management team and directors. Mr. Schnur has over twenty years of extensive oil and gas and financial management experience. He has provided a steady hand as the Company navigates this precipitous decline in energy prices. Further, the Company has highly experienced personnel in its operations, reservoir analysis, land and accounting functions and believes it has brought together a professional and dedicated team to deliver value to Lucas’s shareholders.

In previous filings we have discussed seeking out potential transactions which would provide the financial mass to develop the significant reserves and grow the Company. We are hopeful that the transactions contemplated by the Purchase Agreement will not be simply a destination, but the first platform step in growing Lucas/Camber to its greatest potential.

Liquidity and Going Concern Consideration

On August 28, 2015, we entered into an amendment to the Rogers Loan whereby we agreed to, among other things, to extend the maturity date of the Rogers Loan to October 31, 2016 (from September 13, 2015), pay our lender $39,000 monthly principal payments in lieu of interest as well as all operating income of collateralized assets (beginning October 1, 2015). Additionally, on December 14, 2015, we entered into an amendment to the Rogers Loan requiring us to transfer all of our oil and gas interests and equipment to our newly formed wholly-owned Texas subsidiary, CATI Operating LLC (“CATI”), which clarified that following the transfer, our lender had no right to foreclose upon Lucas (at the Nevada corporate parent level) upon the occurrence of an event of default and that instead our lender would only take action against CATI and its assets (see “Note 6 – Notes Payable” to our unaudited consolidated financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above).

On August 28, 2015, we entered into a Non-Revolving Line of Credit Agreement with Silver Star Oil Company (“Silver Star”). The line of credit provides us the right to sell up to $2.4 million in convertible promissory notes to Silver Star. Specifically, the Company has the right to request advances in an amount not to exceed $200,000, each thirty days, with each advance evidenced by a convertible promissory note (see “Note 6 – Notes Payable” to our unaudited consolidated financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above). During the current fiscal year, we sold four convertible notes in the aggregate principal amount of $800,000 to Silver Star for a total of $800,000 pursuant to the terms of the line of credit. Subsequently, on February 10, 2016 and effective February 8, 2016, the Company issued another convertible note for $200,000. Although we are able to continue to borrow funds under the Line of Credit over the next several months, going forward, we anticipate requiring additional funding of approximately $0.5 million for drilling and workover activities on existing properties and administrative expenses, as well as the funding required to repay the amounts owed under the Rogers Loan, as amended, in the event we cannot further extend or restructure such debt, and amounts needed to complete the transactions contemplated by the Purchase Agreement described above.

On December 30, 2015 we entered into the Purchase Agreement described above, whereby we agreed to acquire, from 21 different entities and individuals, working interests in producing properties and undeveloped acreage.  The assets being acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region.  In exchange for the assets being acquired, Lucas will assume $31,350,000 in commercial bank debt, issue 552,000 shares of a newly designated form of convertible preferred stock, issue 13,009,664 shares of common stock, and pay $4,975,000 in cash. We anticipate closing the acquisition in the coming months and anticipate requiring additional funding of approximately $1.35 million in legal expenses, investment banking fees and other transaction costs in order to complete the acquisition, as well as the approximately $5 million needed to be paid at closing.

On February 1, 2016, we entered into a first amendment to the Non-Revolving Line of Credit Agreement with Silver Star, which added a 9.99% ownership blocker to the Convertible Promissory Notes and which prevents the holder of the notes from converting such notes into common stock if upon such conversion the holder would beneficially own more than 9.99% of our outstanding common stock, subject to the ability of any holder to modify such limitation with 61 days prior written notice.

Pursuant to a letter agreement dated February 2, 2016, we provided Silver Star the required thirty days’ notice to prepay the outstanding Convertible Promissory Notes, provided that we do not currently have the funds necessary to prepay such notes. Additionally, pursuant to the agreement, we and Silver Star agreed to amend the line of credit to remove the requirement that Silver Star consent to the Company making distributions on its common stock, repurchasing common stock or making certain advances. Finally, Silver Star agreed that if Silver Star has not advanced the balance remaining under the line of credit ($1.4 million) by February 19, 2016, the terms of the Convertible Promissory Notes which require us to provide thirty days prior written notice before prepayment will be removed from the Convertible Promissory Notes and such Convertible Promissory Notes can be repaid at any time. Silver Star also agreed to waive the requirement that the Company obtain its prior written consent to undertake certain corporate actions, including amending the articles of incorporation, designating preferred stock, issuing securities totaling more than 10% of the Company’s outstanding common stock, and effecting stock splits, as originally required pursuant to the terms of the line of credit.

We also received notice that on February 2, 2016, $300,000 of the Convertible Promissory Notes were assigned by Silver Star to Rockwell Capital Partners.

Lucas is currently discussing potential financing transactions in order to fulfill our current capital requirements as well as our planned asset acquisition, which we believe, if finalized and completed, will ensure the future viability of the Company. However, due to our current capital structure and the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to obtain the necessary financing to finalize the asset purchase or drill additional wells and develop our proved undeveloped reserves (PUDs); coupled with the continued substantial drop in commodity prices over the last twelve months, we believe that our revenues will continue to decline over time. Therefore, we may be forced to scale back our business plan, sell assets to satisfy outstanding debts or take other remedial steps which may include seeking bankruptcy protection.

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

Market Conditions and Commodity Prices

Our financial results depend on many factors, particularly the price of natural gas and crude oil and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by weather conditions, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future commodity prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our production volumes or revenues. In addition to production volumes and commodity prices, finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success. We expect prices to remain volatile for the remainder of the year. For information about the impact of realized commodity prices on our natural gas and crude oil and condensate revenues, refer to “Results of Operations” below.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three-month and nine-months periods ended December 31, 2015 and 2014 should be read in conjunction with the consolidated financial statements of Lucas and notes thereto included in this Quarterly Report on Form 10-Q. As used below, the abbreviations “Bbls” stands for barrels, “Ngl” stands for natural gas liquids, “Mcf” for thousand cubic feet and “Boe” for barrels of oil equivalent on the basis of six Mcf per barrel. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended December 31, 2015 vs. Three Months Ended December 31, 2014

We reported a net loss for the three months ended December 31, 2015 of $1.0 million, or $0.70 per share. For the same period a year ago, we reported a net loss of $1.3 million, or $0.94 per share. As discussed in more detail below, our net loss decreased by $0.3 million primarily due to a decrease in operating expenses of $0.5 million and a decrease in other expenses of $0.3 million, offset by a decrease of $0.5 million in sales revenue.

The following table sets forth the operating results and production data for the three-month periods ended December 31, 2015 and 2014. There were no reportable natural gas sales during the periods discussed.

	Three Months Ended December 31,
	2015	2014	Increase (Decrease)	% Increase (Decrease)
Sales Volumes:
Crude Oil (Bbls)	4,964	9,668	(4,704)	(49%)

Crude Oil (Bbls per day)	54	105	(51)	(49%)

Average Sales Price:
Crude Oil ($/Bbl)	$37.01	$70.63	$(33.62)	(48%)

Net Operating Revenues:
Crude Oil	$183,705	$682,803	$(490,098)	(73%)

Oil and Gas Revenues

Total crude oil revenues for the three months ended December 30, 2015 decreased $0.5 million, or 73%, to $0.2 million from $0.7 million for the same period a year ago due to an unfavorable crude oil volume variance of $0.17 million coupled with an unfavorable crude oil price variance of $0.33 million. The production decline can be attributed to workover drilling and lateral programs with higher front-end production in the prior reporting period coupled with production declines primarily related to interference from offset activity in the current period.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended December 31,
	2015	2014	Increase (Decrease)	% Increase (Decrease)
Direct lease operating expense	$94,813	$212,807	$(117,994)	(55%)
Workover expense	56,565	91,882	(35,317)	(38%)
Other	31,071	30,701	370	1%
Total Lease Operating Expenses	$182,449	$335,390	$(152,941)	(46%)
Severance and Property Taxes	27,961	81,611	(53,650)	(66%)
Depreciation, Depletion,
Amortization and Accretion	204,069	388,220	(184,151)	(47%)

General and Administrative (G&A)	$643,649	$704,075	$(60,426)	(9%)
Share-Based Compensation	32,178	43,888	(11,710)	(27%)
Total G&A Expense	$675,827	$747,963	$(72,136)	(10%)

Interest Expense	$51,394	$335,285	$(283,891)	(85%)
Other Expense	65,132	100,998	(35,866)	(36%)

Lease Operating Expenses

There was a decrease in lease operating expense of $0.2 million including a 38% reduction in workover expense when comparing the current quarter to the prior year’s quarter. In total, the overall lease operating expenses decreased 46% for the current period as compared to the prior year’s period. In the current depressed oil and gas environment, the Company has maintained a concerted effort to keep lease operating expenses at lower levels by improving operating efficiencies and cost reductions.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased for the current quarter as compared to the prior year period by $0.2 million primarily related to a decrease in production of 4,704 Boe compared to the previous period.  As noted above, the production decline can be attributed to drilling and lateral programs with higher front-end production in the prior reporting period coupled with production declines primarily related to interference from offset activity in the current period.

General and Administrative (G&A) Expenses and Share-Based Compensation

Although G&A expenses for the current period decreased by $60,426, the Company experienced additional one-time G&A expenses of $0.2 million primarily related to transaction costs incurred through our entry into the purchase agreement noted above during the period. In the prior period, we also had additional G&A expenses for $0.3 million of one-time legal expenses, investment banking fees and other transaction costs pursuant to certain strategic alternatives that were subsequently abandoned. The Company still looks to improve the efficiency of the daily operating activities within the Company by performing functions related to other G&A expenses internally as opposed to engaging outside support by restructuring employee responsibilities and duties within the Company. There was also a 27% decrease in share-based compensation while total G&A expense decreased by 10% when comparing the current quarter to the prior years’ quarter.

Interest Expense

Interest expense for the three months ended December 31, 2015 decreased by $0.3 million when compared to the three-month period ended December 31, 2014, primarily due to interest payment adjustments made per the various amendments to the Rogers Loan originally issued in August 2013 (see “Note 6. Notes Payable” to our unaudited consolidated financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above), which resulted in lower interest payments being due on such note during the current period compared to last year’s period.

Other Expense

Other expense for the three months ended December 31, 2015 decreased by $36,000 when compared to the three-month period ending December 31, 2015, primarily due to $70,000 less in deferred financing fees related to the Rogers Loan (see “Note 6. Notes Payable” to our unaudited consolidated financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above) offset by $34,000 in additional accounts payable and other settlements.

Nine Months Ended December 31, 2015 vs. Nine Months Ended December 31, 2014

We reported a net loss for the nine months ended December 31, 2015 of $3.0 million, or $2.09 per share. For the same period a year ago, we reported a net loss of $4.0 million, or $3.06 per share. As discussed in more detail below, our net loss decreased by $1.0 million primarily due to a decrease in operating expenses of $2.1 million and a decrease in other expenses of $0.7 million, offset by a decrease of $1.8 million in sales revenue.

The following table sets forth the operating results and production data for the nine-month periods ended December 31, 2015 and 2014. There were no reportable natural gas sales.

	Nine Months Ended December 31,
	2015	2014	Increase (Decrease)	% Increase (Decrease)
Sales Volumes:
Crude Oil (Bbls)	18,629	29,416	(10,787)	(37%)

Crude Oil (Bbls per day)	68	107	(39)	(36%)

Average Sales Price:
Crude Oil ($/Bbl)	$46.56	$88.99	$(42.43)	(48%)

Net Operating Revenues:
Crude Oil	$867,406	$2,617,668	$(1,750,262)	(67%)

Oil and Gas Revenues

Total crude oil revenues for the nine months ended December 31, 2015 decreased $1.7 million, or 67%, to $0.9 million from $2.6 million for the same period a year ago due to an unfavorable crude oil volume variance of $0.5 million coupled with an unfavorable crude oil price variance of $1.2 million. The production decline can be attributed to two of the Company’s top producing wells being shut-in for over two months, following severe flooding conditions that impacted most of south and central Texas during the early part of the fiscal year. Additional production declines can be attributed to workover drilling and lateral programs with higher front-end production in the prior reporting period coupled with production declines primarily related to interference from offset activity in the current period.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Nine Months Ended December 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Direct lease operating expense	$334,609	$685,302	$(350,693)	(51%)
Workovers expense	170,235	463,762	(293,527)	(63%)
Other	93,088	92,957	131	—
Total Lease Operating Expenses	$597,932	$1,242,021	$(644,089)	(52%)
Severance and Property Taxes	98,456	230,871	(132,415)	(57%)
Depreciation, Depletion, Amortization and Accretion	739,107	1,203,700	(464,593)	(39%)

General and Administrative (G&A)	$1,725,065	$2,587,216	$(862,151)	(33%)
Share-Based Compensation	129,581	159,952	(30,371)	(19%)
Total G&A Expense	$1,854,646	$2,747,168	$(892,522)	(32%)

Interest Expense	$557,613	$1,066,540	$(508,927)	(48%)
Other Expense	27,344	163,293	(135,949)	(83%)

Lease Operating Expenses

In total, the overall lease operating expenses decreased $0.6 million or 52% for the current period as compared to the prior year’s period. Included in the total number was a significant decrease in workovers of approximately $0.3 million or 63% when comparing the current nine month period to the prior nine month period. Over the past year, the Company has maintained a concerted effort to keep lease operating expenses at lower levels by improving operating efficiencies and cost reductions.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased for the current period as compared to the prior year period by $0.5 million primarily related to a decrease in production of 10,787 Boe compared to the previous period.  As noted above, the production decrease was primarily due to significant producing wells being shut-in during the early part of the fiscal year and drilling and lateral programs with higher front-end production when compared to the prior year’s period.

General and Administrative (G&A) Expenses and Share-Based Compensation

G&A expenses decreased by $0.9 million for the current nine month period when compared to the prior nine month period primarily due to the Company’s overall focus in improving the efficiency of the daily operating activities within the Company by performing functions related to these expenses internally as opposed to engaging outside support and due to the restructuring of employee responsibilities and duties within the Company. There was also a decrease in share-based compensation by 19%, and total G&A Expense decreased by 32% when comparing the current nine month period to the prior nine month period.

Interest Expense

Interest expense for the nine months ended December 31, 2015 decreased by $0.5 million when compared to the prior years’ nine-month period primarily due to interest payment adjustments made per the various amendments to the Rogers Loan issued in August 2013 (see “Note 6. Notes Payable” to our unaudited consolidated financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above), which resulted in lower interest payments being due on such note during the current period compared to last year’s period.

Other Expense

Other expense for the nine months ended December 31, 2015 decreased by $0.1 million when compared to the prior nine-month period primarily due to $136,000 less in deferred financing fees related to the Rogers Loan (see “Note 6. Notes Payable” to our unaudited consolidated financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above).

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The primary sources of cash for Lucas during the nine months ended December 31, 2015 were funds generated from sales of crude oil and asset sales, funds raised through two funding agreements (one which has since been terminated) and the sale of common stock. The primary uses of cash were funds used in operations. Subsequent to December 31, 2015, the primary sources of Lucas’s cash has been sales of crude oil and funds borrowed under the line of credit, as described above.

Working Capital

At December 31, 2015, the Company’s total current liabilities of $11.0 million exceeded its total current assets of $0.6 million, resulting in a working capital deficit of $10.4 million, while at March 31, 2015, the Company’s total current liabilities of $10.3 million exceeded its total current assets of $0.6 million, resulting in a working capital deficit of $9.7 million. The $0.7 million increase in the working capital deficit is primarily related to cash used from our new convertible notes with Silver Star Oil Company of $0.6 million, net of discount of $0.2 million, and $0.2 million additional payables incurred related to the recent purchase agreement entered into by the Company, noted above, offset by a $0.1 million decrease in amounts owed under our Rogers loan.

Financing

On August 28, 2015, we entered into an amendment to the Rogers Loan whereby we agreed to, among other things, extend the maturity date of the Rogers Loan to October 31, 2016 (from September 13, 2015), pay our lender $39,000 monthly principal payments in lieu of interest as well as all operating income of collateralized assets (beginning October 1, 2015).

On August 30, 2015, we entered into a Non-Revolving Line of Credit Agreement with Silver Star Oil Company (“Silver Star”). The line of credit provides us the right to sell up to $2.4 million in convertible promissory notes to Silver Star. Specifically, the Company has the right to request advances in an amount not to exceed $200,000, each thirty days, and each advance is evidenced by a convertible note. To date, Lucas has drawn $1,000,000 under the line of credit for the months of October, November, December 2015 and January and February 2016.

On September 17, 2015, Allied Petroleum, Inc. entered into a Subscription Agreement with, and agreed to purchase 45,546 shares of the restricted common stock of, Lucas, which shares were held in the Company’s treasury (see “Note 7 – Stockholders Equity” to our unaudited consolidated financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above).

On December 14, 2015, we entered into an amendment to the Rogers Loan requiring us to transfer all of our oil and gas interests and equipment to our newly formed wholly-owned Texas subsidiary, CATI Operating LLC (“CATI”), which clarified that following the transfer, our lender had no right to foreclose upon the Lucas (at the Nevada corporate parent level) upon the occurrence of an event of default and that instead our lender would only take action against CATI and its assets (see “Note 6 – Notes Payable” to our unaudited consolidated financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above).

Cash Flows

	Nine Months Ended December 31,
	2015	2014
Cash flows used in operating activities	$(1,185,213)	$(1,168,775)
Cash flows provided by (used in) investing activities	253,796	(606,666)
Cash flows provided by financing activities	1,015,741	1,519,616
Net increase (decrease) in cash	$84,324	$(255,825)

Net cash used in operating activities was $1.2 million for the nine months ended December 31, 2015 and 2014. Although our net loss decreased by $1.0 million when comparing the current period to the prior period, there was a corresponding offset of $0.5 million in depreciation, depletion, amortization and accretion and a $0.5 million decrease to changes in other components of working capital.

Net cash provided by investing activities was $0.2 million for the nine months ended December 31, 2015 as compared to net cash used in investing activities of $0.6 million for the same period a year ago. The increase in net cash provided by investing activities of $0.8 million was primarily due to a $1.7 million reduction of additions to oil and gas properties and a $0.9 million reduction in oil and gas property sales proceeds from various sales and settlement agreements during the prior period compared to the current year’s period.

Net cash provided by financing activities for the nine months ended December 31, 2015 was $1.0 million in connection with loan proceeds relating to the sale of promissory notes and amounts raised through the sale of treasury stock as compared to net cash provided by financing activities of $1.5 million in connection with $1.8 million of net proceeds associated with the sale of common stock in the prior year’s period offset by $0.3 million in loan repayments.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We do not engage in commodity price hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures. The Company’s management, including the Chief Executive Officer and Acting Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer (our principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Offset Drilling

Many of our leases are in areas that have been partially depleted or drained by offset wells.

Many of our leases are in areas that have been partially depleted or drained by offset drilling. Interference from offset drilling may inhibit our ability to find or recover commercial quantities of oil and/or may result in an acceleration in the decline in production of our wells, which may in turn have an adverse effect on our recovered barrels of oil and consequently our results of operations.

Risks Relating to the Rogers Loan

We currently owe significant funds under an outstanding promissory note, the repayment of which is secured by a first priority security interest in substantially all of our assets.

Effective on August 13, 2013, we entered into a Letter Loan Agreement with Louise H. Rogers (as amended and modified to date, the “Rogers Loan”), as described in greater detail under “Note 6 – Notes Payable” to our unaudited consolidated financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above. The maturity date of the Rogers Loan is currently October 31, 2016. We have also (i) transferred all of our oil and gas interests and equipment to our newly formed wholly-owned Texas subsidiary, CATI; (ii) clarified that following the transfer, Rogers has no right to foreclose upon the Company (at the Nevada corporate parent level) upon the occurrence of an event of default under the Rogers Loan, and that instead Rogers can only take action against CATI and its assets; and (iii) required Rogers to release all UCC and other security filings on the Company (provided that Rogers is allowed to file the same filings on CATI and its assets). Finally, we have entered into an Assignment, Novation, and Assumption Agreement (the “Assignment Agreement”). Pursuant to the Assignment Agreement, we assigned our obligations under the Rogers Loan and related loan documents, to CATI, as if CATI had originally been a party thereto, CATI agreed to assume such obligations and to take whatever actions requested by Rogers in order for Rogers to secure the amounts owed under the Rogers Note, and Rogers agreed to release us (at the parent company level) from any obligations under the Rogers Loan and related loan documents, other than under the amendment above. Notwithstanding the above, we do not have sufficient funds to repay the Rogers Loan. In the event of the default in the payment when due of the amounts owed under the Rogers Loan, as amended, the lender may seek to secure their interest pursuant to the aforementioned security rights in CATI, which currently holds significantly all of our assets. Consequently, the value of our securities may decline in value or become worthless. If we are in default of the Rogers Loan, the lender can take certain actions under the Rogers Loan, including demanding immediate repayment of all amounts outstanding or initiating foreclosure proceedings against CATI. As the Rogers Loan is secured by substantially all of our assets (currently held by CATI), the lender (or where applicable, its agent) can foreclose on our assets which would cause us to significantly curtail or cease operations. As such, the value of our securities may decline in value or become worthless in the event our lender seeks to enforce its security interest or demand we repay amounts due under the Rogers Loan. Additionally, as a result of the above, in the event we are unable to raise additional funding in the future, we may be forced to seek bankruptcy protection.

Risks Relating to Our Non-Revolving Line of Credit Agreement and Outstanding Convertible Notes

We may not timely receive funds due under the Non-Revolving Line of Credit Agreement and/or may not receive such funds at all.

Pursuant to our $2.4 million Non-Revolving Line of Credit Agreement with Silver Star, we are able to request $200,000 per month through August 2016 from Silver Star in the form of Convertible Promissory Notes, described in greater detail above under “Part I – Financial Information” – “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Although we requested the February 2016 tranche of such funding in January 2016, Silver Star did not loan us the $200,000 in funding until February 10, 2016. In the event that Silver Star does not timely make loans under the line of credit, and/or in the event they do not make such loans at all, it will have a material adverse effect on our ability to satisfy our liabilities and could force us to curtail our operations or seek bankruptcy protection, which could result in the value of our securities declining in value or becoming worthless.

We have various outstanding Convertible Notes which are convertible into shares of our common stock at a discount to our current market price.

As described under “Part I – Financial Information” – “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, to date we have sold $1,000,000 in Convertible Promissory Notes. The Convertible Notes are due and payable on October 1, 2016, accrue interest at the rate of 6% per annum (15% upon the occurrence of an event of default), and allow the holder thereof the right to convert the principal and interest due thereunder into common stock of the Company at a conversion price of $1.50 per share, provided that any conversion is subject to us first receiving approval for the issuance of shares of our common stock under the Convertible Notes and Line of Credit under applicable NYSE MKT rules and regulations (“NYSE Approval”), which we have not sought or obtained to date, and to the extent such conversion(s) would exceed 19.9% of our total shares of outstanding common stock on the date of our entry into the Line of Credit (totaling approximately 289,398 shares of common stock), stockholder approval for such issuances. Each conversion is also subject to a per holder 9.99% ownership limitation upon conversion. We have the right to prepay the Convertible Notes at any time, provided we provide the holder at least 30 days prior notice of our intention to prepay such notes. The Convertible Notes include customary events of default for facilities of similar nature and size, including in the event a change of control (as defined in the Convertible Notes) occurs, or we fail to comply with the reporting requirements of the Exchange Act. Upon the conversion of the Convertible Notes (which are limited to 19.9% of our outstanding shares prior to shareholder approval for such issuances, approximately 289,398 shares of common stock), the notes will be convertible into a significant number of shares of our common stock at $1.50 per share, a discount to the current trading price of our common stock (approximately $3.00-$3.50 per share). As a result, any conversion of the Convertible Notes and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below.

The issuance and sale of common stock upon conversion of the Convertible Notes may depress the market price of our common stock.

If sequential conversions of the Convertible Notes and sales of such converted shares take place, the price of our common stock may decline. The shares of common stock which the Convertible Notes are convertible into may be sold without restriction pursuant to Rule 144 upon our receipt of confirmation by the NYSE MKT of the additional listing of such shares, which has not been sought or received to date (subject to a maximum of 19.9% of our outstanding shares of common stock, as of the date of our entry into the Line of Credit, being sold prior to us receiving stockholder approval for such issuances or approximately 289,398 shares of common stock) and subject to a 9.99% ownership blocker. As a result, the sale of these shares may adversely affect the market price of our common stock.

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

Risks Relating to the Purchase Agreement

In the event the Purchase Agreement closes, it will cause immediate and substantial dilution to existing stockholders and will result in a change of control of the Company.

As described above under “Item I.” – “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” – “Our Strategic Path”, we are a party to a Purchase Agreement with the Sellers relating to the acquisition by us of working interests in producing properties and undeveloped acreage in Texas and Oklahoma, including varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region of the United States, and related wells, leases, records, equipment and agreements associated therewith.  Pursuant to the Purchase Agreement and in consideration for the Assets, we agreed to assume $31.35 million of commercial bank debt; issue 552,000 shares of a newly designated form of redeemable convertible preferred stock (the “Convertible Preferred Stock”, which is currently anticipated to be in an amended form of our Series B Preferred Stock), to one of the Sellers, which is under common control with the Seller Representative, with a total face value of $13.8 million; issue 13,009,664 shares of common stock to certain of the Sellers; and pay $4,975,000 in cash to certain of the Sellers. The Convertible Preferred Stock has a face value and liquidation preference of $25 per share. The Convertible Preferred Stock is convertible into common stock at a rate of 7.14:1 (issuable into an aggregate of 3,941,280 shares of common stock if fully converted), at the option of the holder thereof, and is also subject to certain automatic conversion provisions. Each outstanding share of Convertible Preferred Stock is entitled to one vote per share on all stockholder matters. As such, in the event the contemplated acquisition closes, the issuance of the common stock consideration and preferred stock will result in immediate and substantial dilution to the interests of our then stockholders and result in a change of control of the Company.

Additionally, pursuant to the Purchase Agreement, the Sellers will have the right to appoint three members to the Board of Directors at closing, and it is anticipated that one of their director nominees will be Richard N. Azar II. Mr. Azar, the principal Seller and manager of the properties, is planned to be appointed as Executive Chairman following the closing. Mr. Azar is a founding partner of the Representative, and for over 20 years has been instrumental in developing the Hunton resource play in Central Oklahoma through his direction of the Representative, ownership in Altex Resources, Inc., and various other successful oil and gas ventures. Mr. Azar will also be receiving a significant amount of the shares of common stock issuable upon closing of the acquisition and all of the preferred stock issuable at closing, either personally or through entities which he controls. By the six month anniversary of the closing of the Purchase Agreement, one of the three current members of our Board of Directors will be required to resign in order that we will have five members of our Board of Directors, including three appointed by the Sellers, on such date.

In the event the Purchase Agreement closes, we will be required to assume significant amounts of debt, which could reduce our financial flexibility, increase interest expenses and adversely impact our operations.

As described above, one of the requirements of the closing of the Purchase Agreement is that we assume $31.35 million of commercial bank debt. Such indebtedness could affect our operations in several ways, including the following:

•	a significant portion of our cash flows could be required to be used to service such indebtedness;

•	a high level of debt could increase our vulnerability to general adverse economic and industry conditions;

•	any covenants contained in the agreements governing such outstanding indebtedness could limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments;

•	a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, our competitors may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing; and

•	debt covenants to which we may agree may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry.

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

The transactions contemplated by the Purchase Agreement are subject to various closing conditions.

The acquisition set forth in the Purchase Agreement is subject to customary closing conditions, including (1) approval of the issuance of the Acquisition Shares by the stockholders of the Company, (2) receipt by the Company of the $4.975 million required to be paid to the Sellers at closing, which we plan to raise from the debt holders who we are required to assume the $31.5 million in debt from; (3) receipt of required regulatory approvals, (4) the absence of any law or order prohibiting the consummation of the acquisition, (5) approval of the NYSE MKT of the continued listing of our common stock on the NYSE MKT prior to and following the closing, (6) the effectiveness of a registration statement covering the Acquisition Shares, and (7) consent of the Company’s current convertible note holder. Each party’s obligation to complete the acquisition is also subject to certain additional customary conditions, including (a) subject to certain exceptions, the accuracy of the representations and warranties of the other parties, and (b) performance in all material respects by the other parties of its obligations under the Purchase Agreement.

The Purchase Agreement limits our ability to pursue alternatives to the acquisition.

The Purchase Agreement contains provisions that could adversely impact competing proposals to acquire us and for us to acquire properties. These provisions include the prohibition on us generally from soliciting any acquisition proposal or offer for a competing transaction. These provisions, might discourage a third party that might have an interest in acquiring all or a significant part of our company from considering or proposing an acquisition, even if that party were prepared to pay consideration with a higher value than the current proposed acquisition consideration.

Failure to complete the acquisition could negatively impact our stock price and future business and financial results.

If the acquisition is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

•	we will not realize the benefits expected from the acquisition, including a potentially enhanced competitive and financial position, expansion of assets and therefore opportunities, and will instead be subject to all the risks we currently face as an independent company;

•	we may experience negative reactions from the financial markets and our partners and employees;

•	the Purchase Agreement places certain restrictions on the conduct of our business prior to the completion of the acquisition or the termination of the Purchase Agreement. Such restrictions may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the acquisition; and

•	matters relating to the acquisition (including integration planning) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

The Purchase Agreement may be terminated in accordance with its terms and the acquisition may not be completed.

The Purchase Agreement includes customary termination provisions for both the Company and the Sellers, which include, subject to the terms of the Purchase Agreement and in certain circumstances rights to cure or other prerequisites, that the Purchase Agreement can be terminated by us, if (i) any issues arise in connection with our due diligence on the Assets which in aggregate would constitute a material adverse effect on such Assets (as described in the Purchase Agreement) and such issues cannot be reasonably cured by the parties; (ii) our stockholders fail to approve the issuance of the Acquisition Shares at a meeting called for such purpose; (iii) if we fail to obtain all required consents; (iv) if we fail to raise the cash necessary to acquire the Assets; (v) the Sellers fail to provide all required closing deliverables; or (vi) if the Sellers breach any representation or warranty in the Purchase Agreement, subject to the right to cure; and by the Sellers, if (i) any issues arise in connection with the Seller’s due diligence of us which in aggregate would constitute a material adverse effect (as described in the Purchase Agreement) and such issues cannot be reasonably cured by the parties; (ii) if we have more than 1.6 million shares of common stock outstanding at closing, or the Sellers would own less than 80% of each class of our outstanding shares, on a fully-diluted basis, at closing; (iii) if our stockholders fail to approve the items required to be approved for closing; (iv) if we fail to maintain our listing on the NYSE MKT prior to and following closing; (v) if we fail to assume the $31.5 million in debt required to be assumed at closing; (vi) if we fail to provide all required closing deliverables; (vii) if we breach any representation or warranty in the Purchase Agreement, subject to the right to cure; or (viii) our Board of Directors withdraws their recommendation for the stockholders to approve the acquisition because the Company has been presented with a superior acquisition proposal. The Purchase Agreement can also be terminated by either party with five days prior written notice if the acquisition has not been completed by September 30, 2016, provided that such failure is not the result of the breach of the agreement by the terminating party. As a result of the above, the Purchase Agreement may be terminated by us or the Sellers prior to closing.

Termination of the Purchase Agreement could negatively impact the Company.

In the event the Purchase Agreement is terminated, our business may have been adversely impacted by our failure to pursue other beneficial opportunities due to the focus of management on the acquisition, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the acquisition will be completed. If the Purchase Agreement is terminated and our Board of Directors seeks another acquisition or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration provided for by the acquisition.

We will be subject to business uncertainties and contractual restrictions while the acquisition is pending.

Uncertainty about the effect of the acquisition on employees and partners may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the acquisition is completed, and could cause partners and others that deal with us to seek to change existing business relationships, cease doing business with us or cause potential new partners to delay doing business with us until the acquisition has been successfully completed. Retention of certain employees may be challenging during the pendency of the acquisition, as certain employees may experience uncertainty about their future roles or compensation structure. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business following the acquisition could be negatively impacted. In addition, the Purchase Agreement restricts us from making certain acquisitions and taking other specified actions until the acquisition is completed. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the acquisition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective on September 28, 2015, we sold Silver Star a Convertible Note (Note #1) in the aggregate principal amount of $200,000 (see “Note 6 – Notes Payable” to our unaudited consolidated financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above). If fully converted by Silver Star, a total of 133,334 shares of common stock would be required to be issued to Silver Star (representing approximately 9.1% of our current outstanding shares of common stock) and if fully converted at maturity, when factoring in accrued interest thereon through maturity, a total of 141,558 shares of common stock would be required to be issued to Silver Star.

Effective on October 21, 2015, we sold Silver Star a Convertible Note (Note #2) in the aggregate principal amount of $200,000 (see “Note 6 – Notes Payable” to our unaudited consolidated financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above). If fully converted by Silver Star, a total of 133,334 shares of common stock would be required to be issued to Silver Star (representing approximately 9.1% of our current outstanding shares of common stock) and if fully converted at maturity, when factoring in accrued interest thereon through maturity, a total of 140,853 shares of common stock would be required to be issued to Silver Star.

Effective on November 23, 2015, we sold Silver Star a Convertible Note (Note #3) in the aggregate principal amount of $200,000 (see “Note 6 – Notes Payable” to our unaudited consolidated financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above). If fully converted by Silver Star, a total of 133,334 shares of common stock would be required to be issued to Silver Star (representing approximately 9.1% of our current outstanding shares of common stock) and if fully converted at maturity, when factoring in accrued interest thereon through maturity, a total of 140,153 shares of common stock would be required to be issued to Silver Star.

Effective on December 31, 2015, we sold Silver Star a Convertible Note (Note #4) in the aggregate principal amount of $200,000 (see “Note 6 – Notes Payable” to our unaudited consolidated financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above). If fully converted by Silver Star, a total of 133,334 shares of common stock would be required to be issued to Silver Star (representing approximately 9.1% of our current outstanding shares of common stock) and if fully converted at maturity, when factoring in accrued interest thereon through maturity, a total of 139,455 shares of common stock would be required to be issued to Silver Star.

On February 10, 2016 and effective February 8, 2016, we sold Silver Star a Convertible Note (Note #5) in the aggregate principal amount of $200,000 (see “Note 6 – Notes Payable” to our unaudited consolidated financial statements included in “Part I. Financial Statements” – “Item 1. Financial Statements”, above). If fully converted by Silver Star, a total of 133,334 shares of common stock would be required to be issued to Silver Star (representing approximately 9.1% of our current outstanding shares of common stock) and if fully converted at maturity, when factoring in accrued interest thereon through maturity, a total of 138,761 shares of common stock would be required to be issued to Silver Star.

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, and the rules and regulations promulgated thereunder in connection with the sales and issuances of the Convertible Notes described above. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. The transactions were privately negotiated, and did not involve any kind of public solicitation. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The recipient was an “accredited investor”.

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
(Registrant)

/s/ Anthony C. Schnur
Anthony C. Schnur
Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)
Date: February 16, 2016

EXHIBIT INDEX

Exhibit No.	Description

3.1	Form of Amended and Restated Certificate of Designation of Lucas Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Redeemable Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.1	Letter Loan Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.2	Amended Letter Loan Agreement (Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.1 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)

10.3	Promissory Note ($7.5 million)(Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.4	Amended and Restated Promissory Note ($7,308,817.32)(Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.2 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)

10.5	Security Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.6	Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement, and Fixture Filing (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.7	Second Amended Letter Loan Agreement (Louise H. Rogers)(November 13, 2014) (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015)(File No. 001-32508)

10.8	Second Amended and Restated Promissory Note ($7,058,964.65)(Louise H. Rogers)(November 13, 2014) (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015)(File No. 001-32508)

10.9	Letter Agreement between Lucas Energy, Inc. and Louise H. Rogers dated February 23, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2015)(File No. 001-32508)

10.10	Pre-Merger Collaboration Agreement by and between the Company, Victory Energy Corporation, Aurora Energy Partners, Navitus Energy Group and Aurora Energy Holdings LLC (February 26, 2015)(Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.11	Pre-Merger Loan and Funding Agreement between the Company and Victory Energy Corporation (February 26, 2015)(Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.12	Pledge Agreement between the Company as pledger and Victory Energy Corporation as secured party (February 26, 2015)(Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.13	Secured Subordinated Delayed Draw Term Note by the Company in favor of Victory Energy Corporation in the initial amount of $250,000 (February 26, 2015)(Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.14	Form of Subsidiary Guaranty (February 26, 2015)(Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.15	Amendment No. 1 to Pre-Merger Collaboration Agreement (March 3, 2015)(Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.16	Settlement Agreement and Mutual Release dated June 24, 2015 and effective June 25, 2015, by and between Lucas Energy, Inc. and Victory Energy Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2015)(File No. 001-32508)

10.17	Amendment dated August 12, 2015, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)(File No. 001-32508)

10.18	Non-Revolving Line of Credit dated August 30, 2015 and effective August 28, 2015, by and between Lucas Energy, Inc. and Silver Star Oil Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015)(File No. 001-32508)

10.19	Form of Convertible Promissory Note (Silver Star Oil Company) dated August 30, 2015 and effective August 28, 2015, by and between Lucas Energy, Inc. and Silver Star Oil Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015)(File No. 001-32508)

10.20	Amendment Dated August 28, 2015 to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both Dated November 13, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015)(File No. 001-32508)

10.21	$200,000 Convertible Promissory Note (Note #1) issued to Silver Star Oil Company dated September 29, 2015, and effective September 28, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2015)(File No. 001-32508)

10.22	$200,000 Convertible Promissory Note (Note #2) issued to Silver Star Oil Company dated October 23, 2015, and effective October 21, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2015)(File No. 001-32508)

10.23	$200,000 Convertible Promissory Note (Note #3) issued to Silver Star Oil Company dated November 25, 2015, and effective November 23, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2015)(File No. 001-32508)

10.24	Amendment Dated December 14, 2015, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.25	Assignment and Bill of Sale dated December 2015, by and between Lucas Energy, Inc. and CATI Operating LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.26	Assignment, Novation, and Assumption Agreement dated December 16, 2015, by and between Lucas Energy, Inc., CATI Operating LLC and Louise H. Rogers (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.27	Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated December 30, 2015 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2015)(File No. 001-32508)

10.28	$200,000 Convertible Promissory Note (Note #4) issued to Silver Star Oil Company dated January 4, 2016, and effective December 31, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2016)(File No. 001-32508)

10.29	$200,000 Convertible Promissory Note (Note #5) issued to Silver Star Oil Company dated February 10, 2016 and effective February 8, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2016)(File No. 001-32508)

10.30	First Amendment to Non-Revolving Line of Credit effective February 1, 2016 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2016)(File No. 001-32508)

10.31	February 2, 2016 Letter Agreement Regarding Non-Revolving Line of Credit Agreement and Convertible Notes between Lucas Energy, Inc. and Silver Star Oil Company (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 12, 2016)(File No. 001-32508)

31.1	Section 302 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer.

32.1	Section 906 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer.

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Schema Document.

***101.CAL	XBRL Calculation Linkbase Document.

***101.LAB	XBRL Label Linkbase Document.

***101.PRE	XBRL Presentation Linkbase Document.

* Exhibits filed herewith.

** Exhibits furnished herewith.

*** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets – December 31, 2015 and March 31, 2015, (ii) the Consolidated Statements of Operations - Three and Nine Months Ended December 31, 2015 and 2014, (iii) the Consolidated Statements of Cash Flows - Nine Months Ended December 31, 2015 and 2014; and (iv) Notes to Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

