Form 10-K
period 2016-03-31
LUCAS ENERGY, INC.
filed 2016-07-13
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-32508

LUCAS ENERGY, INC.

 (Exact name of registrant as specified in its charter)

Nevada	20-2660243
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Gears Road, Suite 860, Houston, Texas 77067

(Address of principal executive offices)	(Zip code)

450 Gears Road, Suite 780, Houston, Texas 77067

(Former address)

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

Yes ☐    No ☒

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

Yes ☐    No ☒

Common Stock aggregate market value held by non-affiliates as of the registrant’s most recently completed second fiscal quarter, September 30, 2015: $2,667,889.

There were 1,739,397 shares of the registrant’s common stock outstanding as of July 12, 2016.

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

●	the ability to consummate the acquisition of assets (the “Assets”) pursuant to that certain Asset Purchase Agreement dated December 30, 2015 (the “Acquisition”);
●	the availability of funding and the terms of such funding;
●	our growth strategies;
●	anticipated trends in our business;
●	our ability to make or integrate acquisitions;
●	our ability to repay outstanding loans and satisfy our outstanding liabilities;
●	our liquidity and ability to finance our exploration, acquisition and development strategies;
●	market conditions in the oil and gas industry;
●	the timing, cost and procedure for proposed acquisitions;
●	the impact of government regulation;
●	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;
●	legal proceedings and/or the outcome of and/or negative perceptions associated therewith;
●	planned capital expenditures (including the amount and nature thereof);
●	changes in the market price of oil and gas;
●	changes in the number of drilling rigs available;
●	increases in oil and gas production;
●	the number of wells we anticipate drilling in the future;
●	estimates, plans and projections relating to acquired properties;
●	the number of potential drilling locations; and
●	our financial position, business strategy and other plans and objectives for future operations.

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

●	the dilution associated with the shares of our capital stock issuable upon closing the Acquisition;
●	risks associated with the debt to be assumed at closing of the Acquisition;
●	the inability to refinance the debt to be assumed at closing of the Acquisition on favorable terms or at all;
●	the possibility that our future acquisitions may involve unexpected costs;
●	the volatility in commodity prices for oil and gas;
●	the accuracy of internally estimated proved reserves;
●	the presence or recoverability of estimated oil and gas reserves;
●	the ability to replace oil and gas reserves;
●	the availability and costs of drilling rigs and other oilfield services;
●	risks inherent in natural gas and oil drilling and production activities, including risks of fire, explosion, blowouts, pipe failure, casing collapse, unusual or unexpected formation pressures, environmental hazards, and other operating and production risks;
●	delays in receipt of drilling permits;

●	risks relating to the availability of capital to fund drilling operations that can be adversely affected by adverse drilling results, production declines and declines in natural gas and oil prices;
●	risks relating to unexpected adverse developments in the status of properties;
●	risks relating to the absence or delay in receipt of government approvals or other third party consents;
●	risks relating to governmental regulations regarding hydraulic fracturing and the disposition/disposal of produced water;
●	environmental risks;
●	exploration and development risks;
●	competition;
●	the inability to realize expected value from acquisitions;
●	the availability and cost of alternative fuel sources;
●	our ability to maintain the listing of our common stock on the NYSE MKT;
●	our limited market capitalization;
●	the ability of our management team to execute its plans to meet its goals; and
●	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Investors,” “SEC Filings” page of our website at www.lucasenergy.com. Information on our website is not part of this report, and we do not desire to incorporate by reference such information herein. You may also read and copy any documents we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You can also obtain copies of the documents upon the payment of a duplicating fee to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this report.

PART I

 ITEM 1.     BUSINESS.

General

Lucas Energy, Inc., a Nevada corporation, is an independent oil and natural gas company based in Houston, Texas with a field office in Gonzales, Texas. Lucas Energy, Inc. (herein the “Company,” “Lucas,” “Lucas Energy,” or “we”) is engaged in the acquisition and development of crude oil and natural gas from various known productive geological formations, including the Austin Chalk and Eagle Ford formations, primarily in Gonzales, Wilson and Karnes Counties, south of the city of San Antonio, Texas. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006. All of our oil and gas interests and equipment existing as of December 16, 2015 are held by our wholly-owned Texas subsidiary, CATI Operating LLC (“CATI”).

Our primary value drivers are our Eagle Ford Shale reserves which must be developed to unlock their full potential. We believe the market conditions driving us toward the need for a larger entity of greater size and financial mass are even more essential in the current environment. In order to develop the significant Eagle Ford reserves at our disposal, we believe that we must become, or become part of, a larger organization with ample cash flow and greater access to capital. Measures such as return on equity, liquidity and stock multiples have led us to conclude that the market, in general, views small-cap and mid-cap exploration and production companies as having greater potential than microcaps. The larger companies tend to have access to more favorable debt financing, receive greater analyst coverage, trade with greater liquidity and consequently, often have higher share prices.

In December 2015, we entered into an Asset Purchase Agreement, as purchaser, with twenty-one separate sellers (the “Sellers”). Pursuant to the Asset Purchase Agreement and subject to the terms and conditions thereof, we agreed to acquire from the Sellers working interests in producing properties and undeveloped acreage in Texas and Oklahoma, including varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region of the United States, and related wells, leases, records, equipment and agreements associated therewith as well as producing shale properties in Glasscock County, Texas, in consideration for, among other things, the issuance of 13,009,664 shares of common stock to the Sellers, and the issuance of 552,000 shares of to-be designated Series B Preferred Stock to one of the Sellers, upon approval of such issuances by our stockholders. If the Acquisition closes, we expect that our production will increase and it will allow us to expand our geographic footprint into the Mid-continent, re-brand our organization and redirect our strategic vision. The Asset Purchase Agreement is described in greater detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Asset Purchase Agreement”, below.

In April 2016, we entered into a Securities Purchase Agreement pursuant to which we issued a redeemable convertible subordinated debenture, with a face amount of $530,000, convertible into 163,077 shares of common stock at a conversion price equal to $3.25 per share and a warrant to purchase 1,384,616 shares of common stock at an exercise price equal to $3.25 per share (the “First Warrant”). The debenture had a 5.0% original issue discount and we received $500,000 in connection with the sale of such debenture. The holder agreed that it will exercise the First Warrant, upon satisfaction of certain conditions, for the sum of $4.5 million.

Also in April 2016, we entered into a Stock Purchase Agreement pursuant to which we agreed, subject to certain conditions, including the closing of the acquisition described above, to issue 527 shares of Series C redeemable convertible preferred stock (with a face value of $5.26 million) at a 5% original issue discount, convertible into 1,618,462 shares of common stock at a conversion price of $3.25 per share, and a warrant to purchase 1,111,112 shares of common stock at an exercise price of $4.50 per share. If fully funded, the sale of the securities contemplated by the Stock Purchase Agreement, coupled with the Securities Purchase Agreement above, would represent $14.5 million in additional funding for the Company.

The Securities Purchase Agreement and Stock Purchase Agreement are described in greater detail below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Liquidity and Capital Resources” - “Financing”.

Our management is focused on achieving greater stockholder value through a turbulent period. Specifically, our immediate efforts include: (i) closing the transactions described above (i.e., the acquisition and funding agreements), (ii) attempting to re-finance our current debt with some combination of new debt and equity, and (iii) considering the potential acquisition of oil and gas properties for equity; all in an effort to stabilize our company and provide an increased base of operating cash flow. Our future expectations continue to include an increase in production through development of our acreage, increased profitability margins by evaluating and optimizing our production, and executing our business plan with the goal of increasing property values, reserves, and expanding our asset base.

At March 31, 2016, we had leasehold interests (working interests) in approximately 8,395 gross acres, or 8,309 net acres. Our total net developed and undeveloped acreage as measured from the surface to the base of the Austin Chalk formation was approximately 8,309 net acres. In deeper formations, we had approximately 1,909 net acres in the Eagle Ford oil window.

For the year ending March 31, 2016, we produced an average of approximately 61 net barrels of oil equivalent per day (Boepd) from 26 active well bores, of which 10 wells accounted for more than 80% of our production. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. We operate over 90% of our producing wells, except two wells producing from the Eagle Ford of which are being operated by an affiliate of Marathon Oil Corporation, of which we have a 15% working interest on each well. Our production sales totaled 22,190 barrels of oil equivalent (Boe), net to our interest, for the fiscal year ended March 31, 2016.

At March 31, 2016, our total estimated net proved reserves were 4.3 million Boe, of which 3.8 million barrels (Bbls) were crude oil reserves, and 2.5 billion cubic feet (Bcf) were natural gas reserves. Of these quantities, approximately 97% and 100%, respectively, are classified as proved undeveloped.

As of March 31, 2016, we employed seven full-time employees. We also utilized three contractors on an “as-needed” basis to carry out various functions, including but not limited to field operations, land administration, corporate activity and information technology maintenance. We believe that our relationships with our employees are satisfactory. No employee is covered by a collective bargaining agreement.

We have an experienced management team with proven acquisition, operating and financing capabilities. Mr. Anthony Schnur, our Chief Executive Officer, has over twenty years of extensive oil and gas and financial management experience. He has developed strategic business plans, raised debt and equity capital, and provided asset management, cash flow forecasts, transaction modeling and development planning for both start-ups and special situations. On three separate occasions in his career, Mr. Schnur has been asked to lead work-out/turn-around initiatives in the E&P space. Further, the Company’s Vice President of Asset Development (a non-executive position), Mr. Ken Sanders, is a seasoned petroleum engineer, with over thirty years of experience in both the execution of exploration and development prospects and the management of independent exploration and production companies as well as leading a publically-traded E&P through a successful financial turnaround.

In order to expand our operations in accordance with our business plan, we intend to hire additional employees with expertise in the areas of corporate development, petroleum engineering, geological and geophysical sciences and accounting, as well as hiring additional technical, operations and administrative staff. We are not currently able to estimate the number of employees that we will hire during the next twelve months since that number will depend upon the rate at which our operations expand and upon the extent to which we engage third parties to perform required services, and the availability of adequate funding.

Reverse Stock Split

Pursuant to the authorization provided by the Company’s stockholders at the Company’s March 25, 2015 annual meeting of stockholders, and in order to meet the continued listing standards of the NYSE MKT, the Board of Directors of the Company approved the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect a 1-for-25 reverse stock split of all of the outstanding shares of the Company’s common stock which was effective on July 15, 2015 (the “Reverse Split”). The effect of the Reverse Split was to combine each 25 shares of outstanding common stock prior to the Reverse Split into one new share subsequent to the Reverse Split, with no change in authorized shares or par value per share, and to reduce the number of common stock shares outstanding from approximately 35.1 million shares to approximately 1.4 million shares (prior to rounding fractional shares up to the nearest whole share) upon the effectiveness of the Reverse Split. Proportional adjustments were also made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans. All issued and outstanding shares of common stock, conversion terms of preferred stock, options and warrants to purchase common stock and per share amounts contained in the financial statements incorporated herein by reference have been retroactively adjusted to reflect the Reverse Split for all periods presented in accordance with SAB TOPIC 4C.

Industry Segments

  Lucas Energy’s operations are all crude oil and natural gas exploration and production related.

Operations and Oil and Gas Properties

We operate in known productive areas in order to decrease geological risk. Our holdings are located in an increased area of current industry activity in Gonzales, Wilson and Karnes counties in Texas. We concentrate on three vertically adjoining formations in Gonzales, Wilson and Karnes counties: the Austin Chalk, Eagle Ford and Buda formations, listed in the order of increasing depth measuring from land surface. The development of the Eagle Ford as a high potential producing zone has heightened industry interest and success. Lucas’s acreage position is in the oil window of the Eagle Ford trend and has approximately 8,395 acres in the Gonzales, Karnes and Wilson Counties, Texas area.

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

We generally sell a significant portion of our oil and gas production to a relatively small number of customers. For the year ended March 31, 2016, 100% of our consolidated product revenues were attributable to Shell Trading (US) Company, our current and only customer as of March 31, 2016. We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is disruption in services or other events that cause us to search for other ways to sell our production.

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

Under the OPA, a release of oil into water or other areas designated by the statute could result in us being held responsible for the costs of remediating such a release, certain OPA specified damages, and natural resource damages. The extent of that liability could be extensive, as set forth in the statute, depending on the nature of the release. A release of oil in harmful quantities or other materials into water or other specified areas could also result in us being held responsible under the CWA for the costs of remediation, and civil and criminal fines and penalties.

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

 We do not anticipate being required in the near future to expend amounts that are material in relation to our total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, we are unable to predict the ultimate cost of compliance. More stringent laws and regulations protecting the environment may be adopted in the future and we may incur material expenses in connection with environmental laws and regulations in the future.

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

Commitments and Contingencies. We are liable for future restoration and abandonment costs associated with our oil and gas properties. These costs include future site restoration, post closure and other environmental exit costs. The costs of future restoration and well abandonment have not been determined in detail. State regulations require operators to post bonds that assure that well sites will be properly plugged and abandoned. We currently operate only in Texas, which requires a security bond based on the number of wells we operate. Management views this as a necessary requirement for operations and does not believe that these costs will have a material adverse effect on our financial position as a result of this requirement.

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

Our fiscal year ends on the last day of March of each year. We refer to the years ended March 31, 2016 and 2015 as our 2016 and 2015 fiscal years, respectively.

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

Risks Relating to the Pending Acquisition

In the event the Asset Purchase Agreement closes, it will cause immediate and substantial dilution to existing stockholders and will result in a change of control of the Company.

Pursuant to the Asset Purchase Agreement and in consideration for the Assets, we agreed to assume $31.35 million of commercial bank debt; issue 552,000 shares of to-be-designated Series B Preferred Stock to one of the Sellers, which is under common control with the Seller Representative (as described and defined below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Asset Purchase Agreement”), with a total liquidation value of $13.8 million; issue 13,009,664 shares of common stock to certain of the Sellers; and pay $4,975,000 in cash to certain of the Sellers. The Series B Preferred Stock will have a liquidation preference of $25 per share. The Series B Preferred Stock will be convertible into common stock at a rate of approximately 7.14:1 (issuable into an aggregate of 3,942,857 shares of common stock if fully converted), at the option of the holder thereof, and will also be subject to certain automatic conversion provisions. Each outstanding share of Series B Preferred Stock will be entitled to one vote per share on all stockholder matters. As such, in the event the contemplated Acquisition closes, the issuance of the common stock consideration and Series B Preferred Stock will result in immediate and substantial dilution to the interests of our then stockholders and result in a change of control of the Company.

Additionally, pursuant to the Asset Purchase Agreement, the Sellers will have the right to appoint three members to our Board of Directors, and it is anticipated that one of their director nominees will be Richard N. Azar II. Mr. Azar, the principal Seller and manager of the properties, who is planned to be appointed as Executive Chairman following the closing. Mr. Azar is a founding partner of the Seller Representative, and for over 20 years has been instrumental in developing the Hunton resource play in Central Oklahoma through his direction of the Seller Representative, ownership in Altex Resources, Inc., and various other successful oil and gas ventures. Mr. Azar will also be receiving a significant amount of the shares of common stock issuable upon closing of the Acquisition and all of the Series B Preferred Stock issuable at closing, either personally or through entities which he controls. By the six month anniversary of the closing of the Asset Purchase Agreement, one of the three current members of our Board of Directors will be required to resign in order that we will have five members of our Board of Directors, including three appointed by the Sellers, on such date.

In the event the Asset Purchase Agreement closes, we will be required to assume significant amounts of debt and our operation and management of the Assets may not be able to generate sufficient cash flows to meet our debt service obligations, which could reduce our financial flexibility, increase interest expenses and adversely impact our operations.

As described above, one of the requirements of the closing of the Asset Purchase Agreement is that we assume $31.35 million of commercial bank debt. Our ability to make payments on such indebtedness will depend on our ability to generate cash from the Assets. The Assets may not generate sufficient cash flow from operations to enable us to repay this indebtedness and to fund other liquidity needs, including capital expenditure requirements. Such indebtedness could affect our operations in several ways, including the following:

●	a significant portion of our cash flows could be required to be used to service such indebtedness;
●	a high level of debt could increase our vulnerability to general adverse economic and industry conditions;
●	any covenants contained in the agreements governing such outstanding indebtedness could limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments;
●	a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, our competitors may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing; and
●	debt covenants to which we may agree may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry.

The indebtedness to be incurred by us in connection with the Acquisition will bear interest at variable rates, and therefore if interest rates increase, our debt service requirements will increase. In such case, we may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the assumed indebtedness, on commercially reasonable terms, or at all.

A high level of indebtedness increases the risk that we may default on our debt obligations. We may not be able to generate sufficient cash flows to pay the principal or interest on our debt. If we cannot service or refinance our indebtedness, we may have to take actions such as selling significant assets, seeking additional equity financing (which will result in additional dilution to stockholders) or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations and financial condition. If we do not have sufficient funds and are otherwise unable to arrange financing, our assets may be foreclosed upon which could have a material adverse effect on our business, financial condition and results of operations.

The Asset Purchase Agreement limits our ability to pursue alternatives to the acquisition.

The Asset Purchase Agreement contains provisions that could adversely impact competing proposals to acquire us and for us to acquire properties. These provisions include the prohibition on us generally from soliciting any acquisition proposal or offer for a competing transaction. These provisions, might discourage a third party that might have an interest in acquiring all or a significant part of our company from considering or proposing an acquisition, even if that party were prepared to pay consideration with a higher value than the current proposed acquisition consideration.

Failure to complete the Acquisition could negatively impact our stock price and future business and financial results.

If the Acquisition is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

●	we will not realize the benefits expected from the Acquisition, including a potentially enhanced competitive and financial position, expansion of assets and therefore opportunities, and will instead be subject to all the risks we currently face as an independent company;
●	we may experience negative reactions from the financial markets and our partners and employees;
●	we may have to repay the Debenture (as described and defined below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Financing”), and we may not receive the remaining $14.5 million in funding under our April 2016 private placement;
●	the Asset Purchase Agreement places certain restrictions on the conduct of our business prior to the completion of the Acquisition or the termination of the Asset Purchase Agreement. Such restrictions may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Acquisition; and
●	matters relating to the Acquisition (including integration planning) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

We will be subject to business uncertainties and contractual restrictions while the Acquisition is pending.

Uncertainty about the effect of the Acquisition on employees and partners may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Acquisition is completed or terminated, and could cause partners and others that deal with us to seek to change existing business relationships, cease doing business with us or cause potential new partners to delay doing business with us until the Acquisition has been successfully completed. Retention of certain employees may be challenging during the pendency of the Acquisition, as certain employees may experience uncertainty about their future roles or compensation structure. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business following the Acquisition could be negatively impacted. In addition, the Asset Purchase Agreement restricts us from making certain acquisitions and taking other specified actions until the Acquisition is completed. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Acquisition.

The total number of shares to be issued by us as consideration to the Sellers in the Acquisition, and the resulting dilution that our current stockholders will experience because of it, will be significant.

Under the terms of the Asset Purchase Agreement, we have agreed to issue to the Sellers, in the aggregate, 13,009,664 shares of our common stock and 552,000 shares of to-be-designated Series B Preferred Stock at the closing of the Acquisition. Although following the Acquisition, shares held by our current stockholders will each represent a piece of a larger company, our issuance of the securities in the Acquisition to the Sellers at closing will result in significant dilution to our current stockholders in terms of their ownership percentages. After the closing of the Acquisition, we estimate that the outstanding shares held by our current stockholders will represent only 11.0% of our outstanding shares of common stock.

The shares of Series B Preferred Stock issuable upon closing of the Acquisition will be convertible into shares of common stock and, when and if converted, will result in additional dilution to our current stockholders.

Each share of to-be-designated Series B Preferred Stock will be convertible, at the option of the holder, into that number of fully-paid, nonassessable shares of common stock determined by dividing the Original Issue Price for the Series B Preferred Stock ($25.00, as may be adjusted for recapitalizations) by the Conversion Price ($3.50, as may be adjusted for recapitalizations). Each share of Series B Preferred Stock will automatically convert into shares of common stock under certain conditions set forth in the Certificate of Designations of the Series B Preferred Stock. Assuming the conversion of all such shares as of the closing of the Acquisition, this would result in the issuance of approximately 3,942,857 shares of common stock, which is equivalent to approximately 21.2% of our common stock that will be outstanding as of immediately after the closing of the Acquisition.

Concentration of share ownership by our largest stockholders may prevent other stockholders from influencing significant corporate decisions.

If the Acquisition is completed, certain Sellers will own significant portions of our stock. For example, RAD2 Minerals, Ltd will beneficially own approximately 37.2% of our outstanding shares of common stock, Coyle Manna Management LLC will beneficially own approximately 12.2% of our outstanding shares of common stock, and collectively, the Sellers will beneficially own approximately 91.3% of our outstanding shares of common stock. As a result, certain Sellers, and the persons and entities that control such Sellers, will have the ability to exert significant influence over matters requiring approval by our stockholders, including the election and removal of directors, and on the outcome of corporate actions, including a change of control of the Company, a business combination involving the Company, the incurrence of indebtedness, the issuance of equity securities and the payment of dividends on our stock. This concentration of ownership could be disadvantageous to other stockholders with differing interests from such persons.

The Sellers will have significant control over our Board of Directors following the Acquisition.

Following the Acquisition, the Sellers will have the right to appoint three members to our Board of Directors (Board), and it is anticipated that one of their director nominees will be Richard N. Azar II. Upon such appointments, the Sellers will have significant control over our Board and the decisions made by our Board.

Servicing debt could limit funds available for other purposes.

Following the Acquisition, we will use cash from operations to pay the principal and interest on our consolidated debt. These payments limit funds available for other purposes, including expansion of our operations through acquisitions and funding future capital expenditures.

The Acquisition may go forward even if the Assets experience a material adverse change.

Although we have the right to not consummate the Acquisition if the Assets suffer certain material adverse changes in financial condition prior to the closing (subject to certain exceptions), we may elect to proceed with the Acquisition despite such a material adverse change, and can do so without approval of our stockholders. If the Assets suffer a material adverse change, but we still complete the Acquisition, neither we nor our stockholders will have the benefit, if any, of the condition waived.

Completion of the Acquisition is subject to a number of conditions and if these conditions are not satisfied or waived, the Acquisition will not be completed.

The Acquisition is subject to customary closing conditions, including (1) approval by our stockholders of the issuance of the shares of common stock and Series B Preferred Stock in connection with the Acquisition, (2) receipt by us of the $4.975 million required to be paid to the Sellers at closing, which we plan to raise from the Sellers’ debt holders from whom we are required to assume the $31.35 million in debt; (3) receipt of required regulatory approvals, (4) the absence of any law or order prohibiting the consummation of the Acquisition, and (5) approval of the NYSE MKT of the continued listing of our common stock on the NYSE MKT prior to and following the closing. Each party’s obligation to complete the Acquisition is also subject to certain additional customary conditions, including (a) subject to certain exceptions, the accuracy of the representations and warranties of the other parties, and (b) performance in all material respects by the other parties of its obligations under the Asset Purchase Agreement. Failure to fulfill any of such closing conditions could prevent us from completing the Acquisition and have a material adverse effect on the Company.

The Asset Purchase Agreement also includes customary termination provisions for both the Company and the Sellers and, if the Asset Purchase Agreement is terminated prior to closing, such termination could have a material adverse effect on the Company.

The Asset Purchase Agreement includes customary termination provisions for both us and the Sellers, which include, subject to the terms of the Asset Purchase Agreement and in certain circumstances rights to cure or other prerequisites, that the Asset Purchase Agreement can be terminated by us, if (i) any issues arise in connection with our due diligence on the Assets which in aggregate would constitute a material adverse effect on such Assets (as described in the Asset Purchase Agreement) and such issues cannot be reasonably cured by the parties; (ii) our stockholders fail to approve the issuance of the securities issuable in connection with the Acquisition at a meeting called for such purpose; (iii) we fail to obtain all required consents; (iv) we fail to raise the cash necessary to acquire the Assets; (v) the Sellers fail to provide all required closing deliverables; or (vi) the Sellers breach any representation or warranty in the Asset Purchase Agreement, subject to the right to cure. The termination rights of the Sellers include a termination by the Sellers if (i) any issues arise in connection with the Seller’s due diligence of us which in aggregate would constitute a material adverse effect (as described in the Asset Purchase Agreement) and such issues cannot be reasonably cured by the parties; (ii) we have more than 1.8 million shares of common stock outstanding at closing, or the Sellers would own less than 80% of each class of our outstanding shares, on a fully-diluted basis, at closing; (iii) our stockholders fail to approve the items required to be approved for closing; (iv) we fail to maintain our listing on the NYSE MKT prior to and following closing; (v) we fail to assume the $31.35 million in debt required to be assumed at closing; (vi) we fail to provide all required closing deliverables; (vii) we breach any representation or warranty in the Asset Purchase Agreement, subject to the right to cure; or (viii) our Board withdraws its recommendation for the stockholders to approve the issuance of the securities issuable in the Acquisition because we have been presented with a superior acquisition proposal. The Asset Purchase Agreement can also be terminated by either party with five days prior written notice if the Acquisition has not been completed by September 30, 2016, provided that such failure is not the result of the breach of the agreement by the terminating party. As a result of the above, the Asset Purchase Agreement may be terminated by us or the Sellers prior to closing.

Termination of the Asset Purchase Agreement could negatively impact us.

In the event the Asset Purchase Agreement is terminated, our business may have been adversely impacted by our failure to pursue other beneficial opportunities due to the focus of management on the Acquisition, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Acquisition will be completed. If the Asset Purchase Agreement is terminated and our Board of Directors seeks another acquisition or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration provided for by the acquisition.

Misrepresentations made to us by the Sellers regarding the Assets could cause us to incur substantial financial obligations and harm our business.

If we were to discover that there were misrepresentations made to us by the Sellers or their representatives regarding the Assets, we would explore all possible legal remedies to compensate us for any loss, including our rights to indemnification under the Asset Purchase Agreement. However, there is no assurance that legal remedies would be available or collectible. If such unknown liabilities exist and we are not fully indemnified for any loss that we incur as a result thereof, we could incur substantial financial obligations, which could materially adversely affect our financial condition and harm our business.

If we are not able to integrate the Assets into our operations in a timely manner, the anticipated benefits of the Acquisition may not be realized in a timely fashion, or at all, and our existing businesses may be materially adversely affected.

The success of the Acquisition will depend, in part, on our ability to realize the growth opportunities and synergies of combining the Assets with ours and our ability to effectively utilize the additional resources we will have following the Acquisition. The integration of the Assets may involve unforeseen difficulties. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses, which could have a material adverse effect on our business, financial condition and operating results.

The Acquisition will result in significant costs to us, whether or not it is completed, which could result in a reduction in our income and cash flows.

We will be required to pay our costs related to the Acquisition even if the Acquisition is not completed, such as amounts payable to legal and financial advisors and independent accountants, and such costs will be significant. All of these costs will be incurred whether or not the Acquisition is completed.

Because the valuation of the Assets is based in part on certain financial projections about future results, and projections are subject to inherent risks and uncertainties, the Sellers may receive Acquisition consideration that is greater than the fair market value of the Assets.

The Sellers provided financial projections to us in connection with the determination of the consideration to be paid for the Assets, and we, our Board and our financial advisor relied in part on the Sellers’ projections for purposes of valuing the Assets and agreeing on the purchase price set forth in the Asset Purchase Agreement. Our valuation is not necessarily indicative of the actual value of the Assets. Accordingly, if actual financial results in the future are lower than the projections we relied upon, the Acquisition consideration may be greater than the fair market value of the Assets.

The financial projections we relied upon may not be accurate and may not be met in the future because the projections reflect numerous estimates and assumptions with respect to industry performance, general business, economic, regulatory, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond the Sellers’ and our control. As a result, actual results may differ materially from these projections. It is expected that there will be differences between actual and projected results because the projections cover multiple years and such information by its nature becomes less reliable with each successive year.

If the benefits of the Acquisition do not meet the expectations of the marketplace, or financial or industry analysts, the market price of our common stock may decline.

The market price of our common stock may decline as a result of the Acquisition if the Assets do not perform as expected, or we do not otherwise achieve the perceived benefits of the Acquisition as rapidly as, or to the extent, anticipated by the marketplace, or financial or industry analysts. Accordingly, investors may experience a loss as a result of a decreasing stock price and we may not be able to raise future capital, if necessary, in the equity markets.

Transaction-related accounting impairment and amortization charges may delay and reduce our profitability.

Under generally accepted accounting principles, the Assets and assumed liabilities of the Sellers will be recorded on our books post-Acquisition at their fair values at the date the Acquisition is completed. Any excess of the value of the consideration paid by us at the date the Acquisition is completed over the fair value of the identifiable tangible and intangible assets of the Sellers will be treated as excess of purchase price over the fair value of net assets acquired. Under current accounting standards, to the extent applicable, intangible assets, other than goodwill, will be amortized to expense over their estimated useful lives, which will affect our post-Acquisition profitability over several years beginning in the period in which the Acquisition is completed. The Assets will be tested at a minimum on an annual basis for impairment, which may result in additional accounting impairment charges.

Any weakness in internal control over financial reporting or disclosure controls and procedures could result in a loss of investor confidence in our financial reports and lead to a stock price decline.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and report the results in our annual report on Form 10-K, including this Annual Report on Form 10-K. We are also required to maintain effective disclosure controls and procedures. After the Acquisition, our internal controls and our disclosure controls and procedures will need to expand to encompass activities related to the Assets. If material weaknesses arise as a result and they are not remedied, we will be unable to assert that our internal controls are effective. Any failure to have effective internal control over financial reporting or disclosure controls and procedures covering the combined business post-Acquisition could cause investors to lose confidence in the accuracy and completeness of our financial reports, limit our ability to raise financing or lead to regulatory sanctions, any of which could result in a material adverse effect on our business or decline in the market price of our common stock post-Acquisition.

The loss of key executives could adversely affect our operations up to and following the closing of the Acquisition.

The success of the Acquisition will be dependent upon the continued service of a relatively small group of our key executives. Following the closing of the Acquisition, we expect that our existing executives will remain with us and Mr. Azar, the principal Seller, is planned to be appointed as Executive Chairman of our Board. The unexpected loss of the services of one or more of these executives or members of our Board could adversely affect our ability to manage the business going forward and to manage our operations following the closing of the Acquisition.

Risks Relating to Our Operations and Industry

We require financing to execute our business plan and fund capital program requirements.

Our anticipated cash flow from operations, possible proceeds from sales of properties and funding provided by leveraging our capital structure, may not be sufficient to meet our working capital and operating needs for approximately the next twelve months. Additionally, in order to continue growth and to fund our business and expansion plans, we will require additional financing. Moving forward, we hope to pursue third party capital in the form of debt (subordinated to International Bank of Commerce, or IBC), equity or some combination of the two for certain funding requirements. We may be unsuccessful in obtaining additional financing on attractive terms, if at all. We currently require approximately $2.0 million of additional funding within the next few months related to the closing and finance costs associated with the transactions contemplated by and requirements set forth in the Asset Purchase Agreement, Stock Purchase Agreement and Securities Purchase Agreement, and additional funding of approximately $0.5 million for additional drilling and workover activities on existing properties.

Due to our need for immediate funding, in the event we do not receive the full amount of the proceeds expected under the Securities Purchase Agreement and Stock Purchase Agreement (as described and defined below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Financing”) entered into in April 2016 due to the failure to satisfy any of the conditions to receive such proceeds, we may be forced to raise capital through the sale of debt (subordinated to IBC) or equity in the near term. In order to issue additional securities, we must, subject to certain exceptions, obtain the consent of the investor in our April 2016 financing. If we are unable to obtain the consent of this investor in connection with future financings, we may be unable to raise additional capital on acceptable terms, or at all. If external financing sources are not available in a timely manner or at all, or are inadequate to fund our operations, it could materially harm our financial condition and results of operation. Additionally, we may not have the time or resources available to seek stockholder approval (if required pursuant to applicable NYSE MKT rules and requirements) for such transactions which may result in the issuance of more than 20% of our outstanding common stock. As such, we may instead rely on an exemption from the NYSE MKT stockholder approval rules which allows an NYSE MKT listed company an exemption from such rules when a delay in securing stockholder approval would seriously jeopardize the financial viability of the company. Consequently, our stockholders may not be offered the ability to approve transactions we may undertake in the future, including those transactions which would ordinarily require stockholder approval under applicable NYSE MKT rules and regulations, and/or those transactions which would result in substantial dilution to existing stockholders.

We require significant additional financing to continue as a going concern and pay outstanding liabilities and our lack of available funding raises questions regarding our ability to continue as a going concern.

Due to the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to drill additional wells and develop our proved undeveloped reserves (PUDs), either because we are unable to raise sufficient funding for such development activities, or otherwise, or in the event we are unable to acquire additional operating properties; we believe that our revenues will continue to decline over time. Furthermore, in the event we are unable to raise additional funding in the future, we will not be able to participate with Earthstone Energy, Inc. in the drilling of planned additional wells, will not be able to complete other drilling and/or workover activities, and may not be able to make required payments on our outstanding liabilities, including amounts owed on the Letter Loan Agreement with Louise H. Rogers (as amended and modified to date, the “Rogers Loan”). Therefore, in the event we do not raise additional funding in the future we will be forced to scale back our business plan, sell or liquidate assets to satisfy outstanding debts and/or take other steps which may include seeking bankruptcy protection.

These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The financial statements included herein also include a going concern footnote from our auditors.

Additionally, due to our need for immediate funding, in the event we do not receive the full amount of the proceeds expected under the Securities Purchase Agreement and Stock Purchase Agreement entered into in April 2016 due to the failure to satisfy any of the conditions to receive such proceeds, we may be forced to raise capital through the sale of debt (subordinated to IBC) or equity in the near term. In order to issue additional securities, we must, subject to certain exceptions, obtain the consent of the investor in our April 2016 financing. If we are unable to obtain the consent of this investor in connection with future financings, we may be unable to raise additional capital on acceptable terms, or at all. If external financing sources are not available in a timely manner or at all, or are inadequate to fund our operations, it could materially harm our financial condition and results of operation. We may not have the time or resources available to seek stockholder approval (if required pursuant to applicable NYSE MKT rules and requirements) for such transactions which may result in the issuance of more than 20% of our outstanding common stock. As such, we may instead rely on an exemption from the NYSE MKT stockholder approval rules which allows an NYSE MKT listed company an exemption from such rules when a delay in securing stockholder approval would seriously jeopardize the financial viability of the company. Consequently, our stockholders may not be offered the ability to approve transactions we may undertake in the future, including those transactions which would ordinarily require stockholder approval under applicable NYSE MKT rules and regulations, and/or those transactions which would result in substantial dilution to existing stockholders.

In the event we are unable to raise funding in the future or complete a business combination or similar transaction in the near term, we will not be able to pay our liabilities. In the event we are unable to raise adequate funding in the future for our operations and to pay our outstanding debt obligations or in the event we fail to enter into a business combination or similar transaction, we would be forced to liquidate our assets (or our creditors may undertake a foreclosure of such assets in order to satisfy amounts we owe to such creditors) or may be forced to seek bankruptcy protection, which could result in the value of our outstanding securities declining in value or becoming worthless.

We are subject to production declines and loss of revenue due to shut-in wells.

The majority of our production revenues come from a small number of producing wells. In the event those wells are required to be shut-in (as they were for various periods in the past), our production and revenue could be adversely effected. Our wells are shut-in from time-to-time for maintenance, workovers, upgrades and other matters outside of our control, including repairs, adverse weather (including hurricanes, flooding and tropical storms), inability to dispose of produced water or other regulatory and market conditions. Any significant period where our wells, and especially our top producing wells, are shut-in, would have a material adverse effect on our results of production, revenues and net income or loss for the applicable period.

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

Our revenues, operating results, profitability, cash flow, future rate of growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our oil and natural gas properties, are substantially dependent upon prevailing prices of crude oil and natural gas. Lower crude oil and natural gas prices also may reduce the amount of crude oil and natural gas that we can produce economically. Historically, the markets for crude oil and natural gas have been very volatile, and such markets are likely to continue to be volatile in the future. Prices for oil and natural gas fluctuate widely in response to a variety of factors beyond our control, such as:

●	overall U.S. and global economic conditions;
●	weather conditions and natural disasters;
●	seasonal variations in oil and natural gas prices;
●	price and availability of alternative fuels;
●	technological advances affecting oil and natural gas production and consumption;
●	consumer demand;
●	domestic and foreign supply of oil and natural gas;
●	variations in levels of production;
●	regional price differentials and quality differentials of oil and natural gas; price and quantity of foreign imports of oil, NGLs and natural gas;
●	the completion of large domestic or international exploration and production projects;
●	restrictions on exportation of our oil and natural gas;
●	the availability of refining capacity;
●	the impact of energy conservation efforts;
●	political conditions in or affecting other oil producing and natural gas producing countries, including the current conflicts in the Middle East and conditions in South America and Russia; and
●	domestic and foreign governmental regulations, actions and taxes.

Further, oil and natural gas prices do not necessarily fluctuate in direct relation to each other. Our revenue, profitability, and cash flow depend upon the prices of supply and demand for oil and natural gas, and a drop in prices can significantly affect our financial results and impede our growth. In particular, declines in commodity prices may:

●	negatively impact the value of our reserves, because declines in oil and natural gas prices would reduce the value and amount of oil and natural gas that we can produce economically;
●	reduce the amount of cash flow available for capital expenditures, repayment of indebtedness, and other corporate purposes; and
●	limit our ability to borrow money or raise additional capital.

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

We face intense competition.

We are in direct competition for properties with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of Texas and will face competition for properties in Oklahoma in the event the Acquisition closes. Many competitors are large, well-known energy companies, although no single entity dominates the industry. Many of our competitors possess greater financial and personnel resources enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry. Management believes that a viable marketplace exists for smaller producers of natural gas and crude oil.

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

Our wholly-owned subsidiary currently owes significant funds under an outstanding promissory note, the repayment of which is secured by a first priority security interest in substantially all of our subsidiary’s assets.

Effective on August 13, 2013, we entered into the Rogers Loan, as described in greater detail under, “Note 6 – Notes Payable” to our consolidated financial statements included in “Part II” - “Item 8. Financial Statements and Supplementary Data”, below. The maturity date of the Rogers Loan is currently October 31, 2016. We have also (i) transferred all of our oil and gas interests and equipment existing as of December 16, 2015 (the “CATI Properties”) to our wholly-owned Texas subsidiary, CATI; (ii) clarified that following the transfer, Louis H. Rogers (“Rogers”) has no right to foreclose upon us (at the Nevada corporate parent level) upon the occurrence of an event of default under the Rogers Loan, and that instead Rogers can only take action against CATI and the CATI Properties; and (iii) required Rogers to release all UCC and other security filings on us (provided that Rogers is allowed to file the same filings on CATI and its assets). Finally, we have entered into an Assignment, Novation, and Assumption Agreement (the “Assignment Agreement”). Pursuant to the Assignment Agreement, we assigned our obligations under the Rogers Loan and related loan documents, to CATI, as if CATI had originally been a party thereto, CATI agreed to assume such obligations and to take whatever actions requested by Rogers in order for Rogers to secure the amounts owed under the Rogers Note, and Rogers agreed to release us (at the parent company level) from any obligations under the Rogers Loan and related loan documents, other than under the amendment above. Notwithstanding the above, we do not have sufficient funds to repay the Rogers Loan. In the event of the default in the payment when due of the amounts owed under the Rogers Loan, as amended, Rogers may seek to secure her interest pursuant to the aforementioned security rights in CATI and the CATI Properties. If CATI is in default of the Rogers Loan, Rogers can take certain actions under the Rogers Loan, including demanding immediate repayment of all amounts outstanding or initiating foreclosure proceedings against CATI and the CATI Properties. As the Rogers Loan is secured by substantially all of the CATI Properties, Rogers (or where applicable, her agent) can foreclose on the CATI Properties which would cause us to significantly curtail or cease operations. Because our ownership interest in CATI currently constitutes significantly all of our assets, a foreclosure on the CATI Properties could cause the value of our securities to decline or become worthless. Additionally, as a result of the above, CATI may be forced to seek bankruptcy protection.

The future occurrence or continuance of an event of default under the Rogers Loan or the acceleration of amounts owed thereunder could have a material adverse effect on us and our financial condition.

The Rogers Loan and note issued in connection therewith include standard and customary events of default. Upon the occurrence of an event of default, Rogers may declare the entire unpaid balance (as well as any interest, fees and expenses) immediately due and payable. Funding to repay such amounts, if required by Rogers, may not be available timely, on favorable terms, if at all, and if Rogers were to require immediate repayment of the amounts owed, it would likely have a material adverse effect on our results of operations, financial condition and the value of our common stock.

We may not timely receive funds under the April 2016 Securities Purchase Agreement and Stock Purchase Agreement and/or may not receive such funds at all.

Pursuant to our April 2016 Securities Purchase Agreement and Stock Purchase Agreement, we may not receive up to $14.5 million in proceeds if the Acquisition does not close, we do not receive approval of our stockholders for NYSE MKT purposes, certain equity conditions are not met, or there is not an effective registration statement covering the common stock underlying the securities issued or to be issued to the investor. In the event that we do not timely receive funds under the April 2016 Securities Purchase Agreement and Stock Purchase Agreement, and/or we do not receive such funds at all, it will have a material adverse effect on our ability to satisfy our liabilities and could force us to curtail our operations or seek bankruptcy protection, which could result in the value of our securities declining in value or becoming worthless.

We have various outstanding Convertible Promissory Notes which are convertible into shares of our common stock at a discount to our current market price.

To date, we have issued or agreed to issue $3,000,000 in Convertible Promissory Notes (as described and defined below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Financing”). The Convertible Promissory Notes are due and payable on various dates between October 1, 2016 and April 26, 2017. The Convertible Promissory Notes accrue interest at the rate of 6% per annum (15% upon the occurrence of an event of default), and allow the holders thereof the right to convert the principal and interest due thereunder into our common stock at a conversion price of $1.50 per share, provided that any conversion is subject to us first receiving approval for the issuance of shares of our common stock under the Convertible Promissory Notes under applicable NYSE MKT rules and regulations (“NYSE Approval”). Each conversion is also subject to a per holder 9.99% ownership limitation upon conversion. We have the right to prepay the Convertible Promissory Notes. The Convertible Promissory Notes include customary events of default for facilities of similar nature and size. Upon the conversion of the Convertible Promissory Notes (which are each limited to 19.9% of our outstanding shares of common stock on the date each transaction was entered into, prior to shareholder approval for such issuances), the notes will be convertible into a significant number of shares of our common stock at $1.50 per share or $3.25 per share, as applicable, which is a discount to the current trading price of our common stock. As a result, any conversion of the Convertible Promissory Notes and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below.

The issuance and sale of common stock upon conversion of the Convertible Promissory Notes, the Debenture and the other convertible securities to be issued, may depress the market price of our common stock.

If there are sequential conversions of the Convertible Promissory Notes, the Debenture (as described and defined below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Financing”) and the other convertible securities to be issued, and sales of such converted shares take place, the price of our common stock may decline. The shares of common stock issuable upon conversion of these securities may be sold without restriction after the applicable holding period under Rule 144 has elapsed. In addition, we have agreed to file resale registration statements for the shares of common stock issuable upon conversion of the Debenture and related warrant, Series C Preferred Stock and related warrant, and certain of the Convertible Promissory Notes and related warrants subject to certain conditions, which will make those shares freely tradable when the registration statements become effective. As a result, the sale of these shares may adversely affect the market price of our common stock.

In addition, the common stock issuable upon conversion of these convertible securities may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. The Convertible Promissory Notes are currently convertible into shares of our common stock at a discount to the current market price of our common stock as described above, and such discount to market provides the holders with the ability to sell their common stock at or below market and still make a profit. In the event of such overhang, the note holders will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock cannot absorb the discounted shares, then the value of our common stock will likely decrease.

The issuance of common stock upon conversion of the Convertible Notes and other convertible securities will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the Convertible Notes and other convertible securities will result in immediate and substantial dilution to the interests of other stockholders.

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

Water is an essential component of deep shale oil and natural gas production during both the drilling and hydraulic fracturing, or fracking processes. Our operations in West Texas and future operations in other areas could be adversely impacted if we are unable to locate sufficient amounts of water, or dispose of or recycle water used in our exploration and production operations. Currently, the quantity of water required in certain completion operations, such as hydraulic fracturing, and changing regulations governing usage may lead to water constraints and supply concerns (particularly in some parts of the country). As a result, future availability of water from certain sources used in the past may be limited. Moreover, the imposition of new environmental initiatives and conditions could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and natural gas. The federal Clean Water Act, or CWA and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas waste, into navigable waters or other regulated federal and state waters. Permits or other approvals must be obtained to discharge pollutants to regulated waters and to conduct construction activities in such waters and wetlands. Uncertainty regarding regulatory jurisdiction over wetlands and other regulated waters has, and will continue to, complicate and increase the cost of obtaining such permits or other approvals. The CWA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations, and the Federal National Pollutant Discharge Elimination System General permits issued by the EPA, prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry into coastal waters. While generally exempt under federal programs, many state agencies have also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for storm water discharges. In October 2011, the EPA announced its intention to develop federal pretreatment standards for wastewater discharges associated with hydraulic fracturing activities. If adopted, the pretreatment rules will require coalbed methane and shale gas operations to pretreat wastewater before transferring it to treatment facilities Some states have banned the treatment of fracturing wastewater at publicly owned treatment facilities. There has been recent nationwide concern over earthquakes associated with Class II underground injection control wells, a predominant storage method for crude oil and gas wastewater. It is likely that new rules and regulations will be developed to address these concerns, possibly eliminating access to Class II wells in certain locations, and increasing the cost of disposal in others. Finally, the EPA study noted above has focused and will continue to focus on various stages of water use in hydraulic fracturing operations. It is possible that, following the conclusion of the EPA’s study, the agency will move to more strictly regulate the use of water in hydraulic fracturing operations. While we cannot predict the impact that these changes may have on our business at this time, they may be material to our business, financial condition, and operations. Compliance with environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells or the disposal or recycling of water will increase our operating costs and may cause delays, interruptions or termination of our operations, the extent of which cannot be predicted. In addition, our inability to meet our water supply needs to conduct our completion operations may impact our business, and any such future laws and regulations could negatively affect our financial condition, results of operations and cash flows.

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

If we make acquisitions or enter into any business combinations in the future, funding permitting, we could have difficulty integrating the acquired companies’ assets, personnel and operations with our own. Additionally, acquisitions, mergers or business combinations we may enter into in the future could result in a change of control of the Company, and a change in the Board of Directors or officers of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition or completing a business combination, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions and business combinations are accompanied by a number of inherent risks, including, without limitation, the following:

●	the difficulty of integrating acquired companies, concepts and operations;
●	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;
●	difficulties in maintaining uniform standards, controls, procedures and policies;
●	the potential impairment of relationships with employees and partners as a result of any integration of new management personnel;
●	the potential inability to manage an increased number of locations and employees;
●	our ability to successfully manage the companies and/or concepts acquired;
●	the failure to realize efficiencies, synergies and cost savings; or
●	the effect of any government regulations which relate to the business acquired.

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

Any acquisition or business combination transaction we enter into in the future could cause substantial dilution to existing stockholders, result in one party having majority or significant control over the Company or result in a change in business focus of the Company.

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

Additionally, “probable” and “possible reserve estimates” are considered unproved reserves and as such, the SEC views such estimates to be inherently unreliable, may be misunderstood or seen as misleading to investors that are not “experts” in the oil or natural gas industry. Unless you have such expertise, you should not place undue reliance on these estimates. Except as required by applicable law, we undertake no duty to update this information and do not intend to update this information.

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

Recent commodity price declines have resulted in impairment of our oil and gas properties, and future natural gas and oil price declines may result in additional write-downs of the carrying amount of our assets, which could materially and adversely affect our results of operations.

The value of our assets depends on prices of natural gas and oil. Declines in these prices as well as increases in development costs, changes in well performance, delays in asset development or deterioration of drilling results may result in our having to make material downward adjustments to our estimated proved reserves, and could result in an impairment charge and a corresponding write-down of the carrying amount of our oil and natural gas properties. For example, in March 2016, we recorded an impairment of approximately $21.4 million associated with oil and gas properties in certain non-core fields in south Texas. The impairment of these fields was due to a significant decline in commodity prices during the 2016 fiscal year.

We evaluate our oil and gas properties for impairment using the full cost method whereby the carrying value of property and equipment is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences. In the event that commodity prices decline further, there could be a significant revision in the future.

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

Additionally, there have been various proposals to regulate hydraulic fracturing at the federal level, including possible regulations limiting the ability to dispose of produced waters. Currently, the regulation of hydraulic fracturing is primarily conducted at the state level through permitting and other compliance requirements. Any new federal regulations that may be imposed on hydraulic fracturing could result in additional permitting and disclosure requirements (such as the reporting and public disclosure of the chemical additives used in the fracturing process) and in additional operating restrictions. In addition to the possible federal regulation of hydraulic fracturing, some states and local governments have considered imposing various conditions and restrictions on drilling and completion operations, including requirements regarding casing and cementing of wells, testing of nearby water wells, restrictions on the access to and usage of water and restrictions on the type of chemical additives that may be used in hydraulic fracturing operations. Such federal and state permitting and disclosure requirements and operating restrictions and conditions could lead to operational delays and increased operating and compliance costs and, moreover, could delay or effectively prevent the development of crude oil and natural gas from formations which would not be economically viable without the use of hydraulic fracturing.

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

Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, governments have begun adopting domestic and international climate change regulations that require reporting and reductions of the emission of greenhouse gases. Methane, a primary component of natural gas, and carbon dioxide, a by-product of the burning of oil, natural gas and refined petroleum products, are considered greenhouse gases. In the United States, at the state level, many states, either individually or through multi-state regional initiatives, have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs or have begun considering adopting greenhouse gas regulatory programs. At the federal level, Congress has considered legislation that could establish a cap and trade system for restricting greenhouse gas emissions in the United States. The ultimate outcome of this federal legislative initiative remains uncertain. In addition to pending climate legislation, the EPA has issued greenhouse gas monitoring and reporting regulations. Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under section 202(a) of the Clean Air Act, concluding that greenhouse gas pollution threatens the public health and welfare of current and future generations. The finding served as a first step to issuing regulations that require permits for and reductions in greenhouse gas emissions for certain facilities. Moreover, the EPA has begun regulating greenhouse gas emission from certain facilities pursuant to the Prevention of Significant Deterioration and Title V provisions of the Clean Air Act. In the courts, several decisions have been issued that may increase the risk of claims being filed by government entities and private parties against companies that have significant greenhouse gas emissions. Such cases may seek to challenge air emissions permits that greenhouse gas emitters apply for and seek to force emitters to reduce their emissions or seek damages for alleged climate change impacts to the environment, people, and property. Any existing or future laws or regulations that restrict or reduce emissions of greenhouse gases could require us to incur increased operating and compliance costs. In addition, such laws and regulations may adversely affect demand for the fossil fuels we produce, including by increasing the cost of combusting fossil fuels and by creating incentives for the use of alternative fuels and energy.

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

We have adopted provisions in our Articles of Incorporation and Bylaws which limit the liability of our officers and directors and provide for indemnification by us of our officers and directors to the full extent permitted by Nevada corporate law. Our articles generally provide that our officers and directors shall have no personal liability to us or our stockholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit. Such provisions substantially limit our stockholders’ ability to hold officers and directors liable for breaches of fiduciary duty, and may require us to indemnify our officers and directors.

We currently have outstanding indebtedness and we may incur additional indebtedness which could reduce our financial flexibility, increase interest expense and adversely impact our operations and our unit costs.

We currently have outstanding indebtedness and in the future, we may incur significant amounts of additional indebtedness in order to make acquisitions or to develop our properties (including, but not limited to in connection with the Acquisition as described above). Our level of indebtedness could affect our operations in several ways, including the following:

●	a significant portion of our cash flows could be used to service our indebtedness;
●	a high level of debt would increase our vulnerability to general adverse economic and industry conditions;
●	any covenants contained in the agreements governing our outstanding indebtedness could limit our ability to borrow additional funds,
●	dispose of assets, pay dividends and make certain investments;
●	a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing; and
●	debt covenants to which we may agree may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry.

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

Our CATI Properties are located in the Austin Chalk and Eagle Ford trends, making us vulnerable to risks associated with operating in one major geographic area.

Our CATI Properties are located in the Austin Chalk and Eagle Ford trends south, and southeast of San Antonio, Texas. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from wells caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, or interruption of transportation of oil or natural gas produced from the wells in this area. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and gas producing areas such as the ones we operate in, which may cause these conditions to occur with greater frequency or magnify the effect of these conditions. Due to the concentrated nature of our portfolio of CATI Properties, a number of our CATI Properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

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

We do not operate all of the properties in which we have an interest. As a result, we may have a limited ability to exercise influence over normal operating procedures, expenditures or future development of underlying properties and their associated costs. For all of the properties that are operated by others, we are dependent on their decision-making with respect to day-to-day operations over which we have little control. The failure of an operator of wells in which we have an interest to adequately perform operations, or an operator’s breach of applicable agreements, could reduce production and revenues we receive from that well. The success and timing of our drilling and development activities on properties operated by others depend upon a number of factors outside of our control, including the timing and amount of capital expenditures, the available expertise and financial resources, the inclusion of other participants and the use of technology. Since we do not own the majority interest in many of the wells we do not operate, we may not be in a position to remove the operator in the event of poor performance.

The employment agreement of our Chief Executive Officer includes certain provisions which may prevent or delay a change of control.

Effective November 1, 2012, we entered into an Employment Agreement with Anthony C. Schnur, our Chief Executive Officer and Interim Chief Financial Officer, which agreement was amended and restated effective December 12, 2012. The agreement had a term of two years, expiring on October 31, 2014, provided that the agreement is automatically extended for additional one year terms, unless either party provides notice of their intent not to renew within the 30 day period prior to any automatic renewal date and because neither party has provided notice, the agreement has been automatically extended until October 31, 2016. The Company agreed to pay Mr. Schnur a base annual salary of $310,000 during the term of the agreement, of which $290,000 is payable in cash and $20,000 is payable in shares of the Company’s common stock. In the event the agreement is terminated by the Company for a reason other than cause (as described in the agreement) or by Mr. Schnur for good reason (as described in the agreement), Mr. Schnur is due in the form of a lump sum payment, the product of the base salary and bonus he was paid under the agreement for the prior 12 month period, provided that if such termination occurs six months before or 24 months following the occurrence of a Change of Control (as described in the agreement), Mr. Schnur is due 200% of the amount described above upon such termination. The requirement to pay severance fees under the Employment Agreement may prevent or delay a change of control of the Company.

Risks Relating To An Investment In Our Securities

If we are unable to maintain compliance with NYSE MKT continued listing standards, our common stock may be delisted from the NYSE MKT equities market, which would likely cause the liquidity and market price of our common stock to decline.

Our common stock currently is listed on the NYSE MKT. The NYSE MKT will consider suspending dealings in, or delisting, securities of an issuer that does not meet its continued listing standards. If we cannot meet the NYSE MKT continued listing requirements, the NYSE MKT may delist our common stock, which could have an adverse impact on us and the liquidity and market price of our stock.

We may be unable to comply with NYSE MKT continued listing standards. Our business has been and may continue to be affected by worldwide macroeconomic factors, which include uncertainties in the credit and capital markets. External factors that affect our stock price, such as liquidity requirements of our investors, as well as our performance, could impact our market capitalization, revenue and operating results, which, in turn, could affect our ability to comply with the NYSE MKT’s listing standards. The NYSE MKT has the ability to suspend trading in our common stock or remove our common stock from listing on the NYSE MKT if in the opinion of the exchange: (a) the financial condition and/or operating results of the Company appear to be unsatisfactory; or (b) it appears that the extent of public distribution or the aggregate market value of our common stock has become so reduced as to make further dealings on the exchange inadvisable; or (c) we have sold or otherwise disposed of our principal operating assets, or have ceased to be an operating company; or (d) we have failed to comply with our listing agreements with the exchange; or (e) any other event shall occur or any condition shall exist which makes further dealings on the exchange unwarranted.

If we are unable to maintain compliance with the NYSE MKT criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing. In addition, delisting from the NYSE MKT might negatively impact our reputation and, as a consequence, our business. Additionally, if we were delisted from the NYSE MKT and are not able to list our common stock on another national exchange we will no longer be eligible to use Form S-3 registration statements and will instead be required to file a Form S-1 registration statement for any primary or secondary offerings of our common stock, which would delay our ability to raise funds in the future, may limit the type of offerings of common stock we could undertake, and would increase the expenses of any offering, as, among other things, registration statements on Form S-1 are subject to SEC review and comments whereas take downs pursuant to a previously filed Form S-3 are not.

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

We do not intend to pay cash dividends to our stockholders.

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

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. Factors that could affect our stock price or result in fluctuations in the market price or trading volume of our common stock include:

●	our actual or anticipated operating and financial performance and drilling locations, including reserve estimates;
●	quarterly variations in the rate of growth of our financial indicators, such as net income/loss per share, net income/loss and cash flows, or those of companies that are perceived to be similar to us;
●	changes in revenue, cash flows or earnings estimates or publication of reports by equity research analysts;
●	speculation in the press or investment community;
●	public reaction to our press releases, announcements and filings with the SEC;
●	sales of our common stock by us or other stockholders, or the perception that such sales may occur;
●	the amount of our freely tradable common stock available in the public marketplace;
●	general financial market conditions and oil and natural gas industry market conditions, including fluctuations in commodity prices;
●	the realization of any of the risk factors that we are subject to;
●	the recruitment or departure of key personnel;
●	commencement of, or involvement in, litigation;
●	the prices of oil and natural gas;
●	the success of our exploration and development operations, and the marketing of any oil and natural gas we produce;
●	changes in market valuations of companies similar to ours; and
●	domestic and international economic, legal and regulatory factors unrelated to our performance.

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

Additionally, as a result of the illiquidity of our common stock, investors may not be interested in owning our common stock because of the inability to acquire or sell a substantial block of our common stock at one time. Such illiquidity could have an adverse effect on the market price of our common stock. In addition, a stockholder may not be able to borrow funds using our common stock as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market. An active trading market for our common stock may not develop or, if one develops, may not be sustained.

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

As of the date of this prospectus, we have Series B Warrants outstanding to purchase an aggregate of 100,422 shares of common stock which have an exercise price of $71.50 per share; outstanding warrants to purchase 41,300 shares of common stock sold in April 2012, which have an exercise price of $57.50 per share; outstanding warrants to purchase 13,000 shares of our common stock at an exercise price of $37.50 per share, which were issued in connection with our April and May 2013 loan agreements; outstanding warrants to purchase 11,195 shares of our common stock at an exercise price of $0.01 per share, which were issued in connection with our August 2013 Rogers Loan; outstanding warrants to purchase 66,668 shares of our common stock at a current exercise price of $9.95 per share, which were issued in connection with our April 2014 offering; outstanding convertible promissory notes convertible into 966,667 shares of our common stock at $1.50 per share; an outstanding Debenture convertible into 163,077 shares of our common stock at a conversion price of $3.25 per share; and outstanding warrants to purchase 1,384,616 shares of our common stock at an exercise price of $3.25 per share, which were issued in connection with the sale of the Debenture. The trading price of our common stock has fluctuated significantly during the last 52 weeks.

We have 1,739,397 shares of common stock issued and outstanding as of the date of this filing and will have 15,139,351 shares of common stock issued and outstanding if the Acquisition closes. As a result, the exercise of outstanding warrants, or conversion of outstanding convertible promissory notes or Debenture, and the subsequent resale of such shares of common stock (which shares of common stock issuable upon exercise of the Series B Warrants, the warrants sold in our April and September 2012 offerings and the warrants sold in our April 2014 offering, will be eligible for immediate resale, and which shares of common stock issuable upon conversion of the convertible promissory notes and Debenture and exercise of the warrants issued in April, May and August 2013, will be eligible for immediate resale subject to the terms and conditions of Rule 144) may cause dilution to existing stockholders and cause the market price of our securities to decline in value. Additionally, the common stock issuable upon exercise of the warrants or conversion of the convertible promissory notes or Debenture may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a Company’s stock in the market than there is demand for that stock. When this happens the price of the Company’s stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. Finally, the offer or sale of large numbers of shares of common stock in the future, including those shares previously registered in our registration statements and prospectus supplements, and/or in connection with future registration statements or prospectus supplements may cause the market price of our securities to decline in value.

The warrants sold in our April 2014 offering and the warrants issuable pursuant to our March 2016 Note Purchase Agreement have anti-dilution rights which could cause their exercise price to be reduced.

The warrants sold in our April 2014 offering include anti-dilution rights, which provide that if at any time the warrants are outstanding, we issue or are deemed to have issued (which includes shares issuable upon exercise of warrants and options and conversion of convertible securities) for consideration less than the then current exercise price of the warrants, the exercise price of such warrants is automatically reduced (a) to the lowest price per share of consideration provided or deemed to have been provided for such securities, not to be deemed less than $0.01 per share, during the one year period following the closing date of the offering (April 21, 2014), which date has passed without any required adjustments; and thereafter (b) to the product of (x) the exercise price then in effect, and (y) a fraction, the numerator of which is the number of shares of common stock outstanding immediately prior to such issuance plus the number of shares of common stock which the aggregate consideration received by us would purchase at the exercise price in effect immediately prior to such issuance, and the denominator of which is the number of shares of common stock outstanding immediately prior to such issuance plus the number of such additional shares of common stock issued. Notwithstanding the above, no adjustment of the exercise price is required in connection with any issuances or deemed issuance of shares of common stock (1) to our officers, directors, consultants or employees pursuant to stock option or stock purchase plans or agreements on terms approved by our Board of Directors, subject to adjustment for all subdivisions and combinations; and (2) in connection with the re-negotiation, modification, extension or re-pricing of debt of the Company outstanding on the closing date, subject to the prior written approval of the holders of the warrants. Additionally, in the event we acquire ownership of another entity or a significant amount of assets from another person or entity by way of an asset purchase agreement, merger (pursuant to which we are the surviving entity and our common stock is not converted or exchanged), business combination or share exchange pursuant to which shares of our common stock or convertible securities (including options or warrants) are issued or granted by us as partial or sole consideration to the counterparty or counterparties in such transaction or series of transactions (a “Company Combination”), then and in such event, the exercise price of the warrants is automatically reduced, to the average of the highest bid and lowest asked prices of our common stock averaged over the thirty (30) business days after the closing of the Company Combination if such exercise price as adjusted is less than the exercise price in effect on the date such Company Combination Price is determined.

The warrants issuable pursuant to our March 2016 Note Purchase Agreement include anti-dilution rights, for the first 12 months following the issuance date of such warrants, which automatically reduce the exercise price of the warrants to any lower priced security sold, granted or issued by us during such anti-dilution period, subject to certain exceptions, including officer and director grants and the transactions contemplated by the Acquisition.

We may be forced to expend significant resources and pay significant costs and expenses associated with outstanding registration rights.

In connection with our entry into the April 2014 Securities Purchase Agreement, we provided the investors in the offering registration rights pursuant to a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the purchasers in the April 2014 Securities Purchase Agreement have demand and piggy-back registration rights. We also agreed to register certain securities in connection with the April 2016 Stock Purchase Agreement and Securities Purchase Agreement. We also have agreed to register for resale the shares of common stock issuable in connection with the Acquisition. We will have to expend significant resources and pay significant costs and expenses, including filing fees, legal fees and accounting fees, in connection with such registration statements.

Nevada law and our Articles of Incorporation authorize us to issue shares of stock which shares may cause substantial dilution to our existing stockholders.

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of the date of this filing, we have 1,739,397 shares of common stock outstanding and we will have 15,139,351 shares of common stock outstanding if the Acquisition closes, but does not take into account the 552,000 shares of Series B Preferred Stock issuable in connection with the Acquisition, each convertible into approximately 7.14 shares of our common stock or the Series C Preferred Stock we have agreed to sell upon the closing of the Acquisition and subject to certain conditions (as described and defined below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Financing”). As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, subject to the requirements of the NYSE MKT (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), which if issued could cause substantial dilution to our then stockholders. Shares of additional preferred stock may also be issued by our Board of Directors without stockholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have super voting rights and/or other rights or preferences which could provide the preferred stockholders with substantial voting control over us subsequent to the date of this prospectus and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

Stockholders may be diluted significantly through our efforts to obtain financing and/or satisfy obligations through the issuance of additional shares of our common stock.

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock. Subject to certain consent rights of the investor in our April 2016 financing, our Board of Directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares of common stock (subject to NYSE MKT rules which limit among other things, the number of shares we can issue without stockholder approval to no more than 20% of our outstanding shares of common stock). These actions will result in dilution of the ownership interests of existing stockholders, and that dilution may be material.

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

The market price for our common stock may be volatile, and our stockholders may not be able to sell our stock at a favorable price or at all.

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

We cannot predict whether future issuances of our common stock or resales in the open market will decrease the market price of our common stock. The impact of any such issuances or resales of our common stock on our market price may be increased as a result of the fact that our common stock is thinly, or infrequently, traded. The exercise of any options that we have or that we may grant to directors, executive officers and other employees in the future, the issuance of common stock in connection with acquisitions and other issuances of our common stock (including shares previously registered in our registration statements and prospectus supplements, and/or in connection with future registration statements or prospectus supplements) could have an adverse effect on the market price of our common stock. In addition, future issuances of our common stock may be dilutive to existing stockholders. Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could lower the market price of our common stock.

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

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. Specifically, we are required to prepare and file annual, quarterly and current reports, proxy statements and other information with the SEC. Additionally, our officers, directors and significant stockholders are required to file Form 3, 4 and 5’s and Schedule 13D/G’s with the SEC disclosing their ownership of the Company and changes in such ownership. Furthermore, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. The costs and expenses of compliance with SEC rules and our filing obligations with the SEC, or our identification of deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, could materially adversely affect our results of operations or cause the market price of our stock to decline in value.

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

We are currently required to file annual and quarterly information and other reports with the SEC that are specified in Sections 13 and 15(d) of the Exchange Act. Additionally, due to the fact that our common stock is listed on the NYSE MKT, we are also subject to the requirements to maintain independent directors, comply with other corporate governance requirements and are required to pay annual listing and stock issuance fees. These obligations require a commitment of additional resources including, but not limited, to additional expenses, and may result in the diversion of our senior management’s time and attention from our day-to-day operations. These obligations increase our expenses and may make it more complicated or time consuming for us to undertake certain corporate actions due to the fact that we may require the approval of the NYSE MKT for such transactions and/or NYSE MKT rules may require us to obtain stockholder approval for such transactions.

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

Eagle Ford & Austin Chalk Area

The core properties of Lucas Energy are in an area of the Austin Chalk and Eagle Ford trends south, and southeast of San Antonio, Texas. Lucas has approximately 8,395 gross acres with approximately 1,909 net acres of Eagle Ford in this core area. Current production from approximately 26 wells operated by the Company is from the Austin Chalk and Buda formations. Non-operated production from the Eagle Ford formation includes two wells operated by an affiliate of Marathon Oil Company, of which, we own 15% in each well. These Eagle Ford properties are located within Gonzales, Karnes and Wilson Counties, Texas. This core area accounts for almost all of the production and most of the workover operations during fiscal year 2016.

The following table summarizes our gross and net developed and undeveloped leasehold and mineral fee acreage at March 31, 2016. Acreage in which our interest is limited to royalty and overriding royalty interests is excluded:

Acreage

	Total		Developed (1)		Undeveloped (2)
	Gross	Net	Gross	Net	Gross	Net
Austin Chalk	8,395	8,309	8,395	8,309	—	—
*Includes Eagle Ford	—	1,909	—	—	—	—
Total	8,395	8,309	8,395	8,309	—	—

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

Total Net Undeveloped Acreage Expiration

In the event that production is not established or we take no action to extend or renew the terms of our leases, we have no net undeveloped acreage that will expire over the next three years as of March 31, 2016.

Production, Sales Price and Production Costs

The Company produced oil from 26 wells in three Texas counties, as of the year ended March 31, 2016. However, most of the production was from four wells which produced over half of the production. Currently, 100% of our production is oil and we operate over 90% of our producing wells. As we develop our properties, we may see the opportunity to increase our natural gas and natural gas liquids production.

The following tables represent our total production, average sales prices and average production costs for the three years ended March 31, 2016, 2015, and 2014. There were no reportable natural gas sales:

	2016	2015	2014
Net Operating Revenues:
Crude Oil	$968,146	$3,000,886	$5,219,752
Total Revenues	$968,146	$3,000,886	$5,219,752

Production sales:
Crude oil (Barrels or Bbls)	22,190	38,076	53,228
Total (barrels oil equivalent or Boe)	22,190	38,076	53,228

Average Sales Price:
Crude Oil ($/Bbl)	$43.63	$78.81	$98.06

Average Production Cost ($/Boe):	$38.92	$45.78	$49.06

As of March 31, 2016, production from the Pilgram field in the Austin Chalk is the only field that comprises 15% or more of our total proved reserves as of that date. These production volumes for the years ended March 31, 2016, 2015, and 2014 are represented in the table below:

	2016	2015	2014
Pilgram
Crude Oil (Bbls)	17,876	29,709	39,409

Well Summary

The following table presents our ownership in productive crude oil and natural gas wells at March 31, 2016. This summary includes crude oil wells in which we have a working interest:

	Gross	Net
Crude oil, Texas:	26.0	14.4
Natural gas, Texas:	—	—
Total	26.0	14.4

Drilling Activity

We drilled wells or participated in the drilling of wells as indicated in the table below:

	Net Wells Drilled - Texas
	2016		2015		2014
	Gross	Net	Gross	Net*	Gross	Net
Development
Productive	—	—	—	2	2	1
Day	—	—	—	—	—	—
Exploratory
Productive	—	—	—	—	—	—
Day	—	—	—	—	—	—

* Represents two Penn Virginia wells which were completed during the year and subsequently assigned to Victory Energy Inc., as described below under “Note 13. Settlement Agreements” to our financial statements included in “Part II” - “Item 8. Financial Statements and Supplementary Data”, below).

At March 31, 2016, we had no gross or net wells that were in the process of being drilled nor did we have any delivery commitments.

Oil and Natural Gas Reserves

Reserve Information. For estimates of Lucas’s net proved producing reserves of crude oil and natural gas, as well as discussion of Lucas’s proved and probable undeveloped reserves, see “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”. At March 31, 2016, Lucas’s total estimated proved reserves were 4.3 million Boe of which 3.8 million Bbls were crude oil reserves, and 2.5 Bcf were natural gas reserves.

Internal Controls. Kenneth R. Sanders, our Vice President of Asset Development (a non-executive position), is the technical person primarily responsible for our internal reserves estimation process (which are based upon the best available production, engineering and geologic data) and provides oversight of the annual audit of our year end reserves by our independent third party engineers. He has a Bachelor of Science degree in Petroleum Engineering with in excess of 30 years of oil and gas experience, including in excess of five years as a reserves estimator and is a member of the Society of Petroleum Engineers.

The preparation of our reserve estimates is in accordance with our prescribed procedures that include verification of input data into a reserve forecasting and economic software, as well as management review. Our reserve analysis includes but is not limited to the following:

●	Research of operators near our lease acreage. Review operating and technological techniques, as well as reserve projections of such wells.
●	The review of internal reserve estimates by well and by area by a qualified petroleum engineer. A variance by well to the previous year-end reserve report is used as a tool in this process.
●	SEC-compliant internal policies to determine and report proved reserves.
●	The discussion of any material reserve variances among management to ensure the best estimate of remaining reserves.

Qualifications of Third Party Engineers. The technical person primarily responsible for the audit of our reserves estimates at Ralph E. Davis Associates, LLC is Allen C. Barron, who meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Ralph E. Davis Associates, LLC is an independent firm and does not own an interest in our properties and is not employed on a contingent fee basis. Reserve estimates are imprecise and subjective, and may change at any time as additional information becomes available. Furthermore, estimates of oil and gas reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. A copy of the report issued by Ralph E. Davis Associates, LLC is filed with this report as Exhibit 99.1.

For more information regarding our oil and gas reserves, please refer to “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”.

Office Lease

Prior to July 27, 2015, our corporate headquarters were located in approximately 5,100 square feet of office space at 3555 Timmons Lane, Suite 1550, Houston, Texas 77027. We leased that space pursuant to a lease that was to expire on August 31, 2015 and that had a base monthly rent of approximately $6,200.

On July 27, 2015, we moved our corporate headquarters from 3555 Timmons Lane, Suite 1550, Houston, Texas 77027 to 450 Gears Road, Suite 780, Houston, Texas 77067 in connection with the expiration of our prior office space lease and received proceeds from our security deposit of $6,628. We entered into a sublease on approximately 3,300 square feet of office space that expired on January 31, 2016 and had a base monthly rent of approximately $5,000 of which we had paid four months in advance as well as a $5,000 security deposit. For the proceeding months, we paid month-to-month rent until we were able to move into our new office suite from Suite 780 to Suite 860 located at our current physical address.

On April 1, 2016, we entered into a lease agreement pursuant to which we agreed to lease 4,439 square feet of office space at 450 Gears Road, Houston, Harris County, Texas 77067 (Suite 860, versus Suite 780 as was leased previously). The lease has a 65-month term (through August 2021), commencing on April 1, 2016. The monthly rental cost under the lease is -$0- for the month of April 2016, $7,676 for the months of May 2016 through April 2017, $-0- for the month of May 2017, $7,861 for the months of June 2017 through May 2018, $-0- for the month of June 2018, $8,046 for the months of July 2018 through June 2019, $-0- for the month of July 2019, $8,231 for the months of August 2019 through July 2020, $-0- for the month of August 2020 and $8,416 for the months of September 2020 through August 2021, plus as applicable, our pro rata share of operating expenses and taxes which exceed the total operating expenses and taxes of the property for the first year of the lease. We have the option to terminate the lease on the last day of the 39th month of the lease term (July 2019), if we provide six months prior notice to the landlord and pay a termination fee in the amount of $14,182. We also have the right at the end of the lease term to extend the lease for an additional three year term.

In February 2014, we purchased a field office located in Gonzales, Texas, for approximately $50,000 which is used to provide local operational support for our properties in the Eagleford and Austin Chalk areas. The land upon which the field office resides is leased by the Company over a three-year term beginning in January 2014 through December 2016. The lease is renewable, and the yearly lease amounts are $7,200, $7,800 and $8,400 over the three-year term, respectively.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the NYSE MKT under the symbol LEI. Set forth in the table below are the quarterly high and low closing prices of our common stock on the NYSE MKT for the past two fiscal years. Prices represent inter-dealer quotations without adjustments for markups, markdowns, and commissions, and may not represent actual transactions. The below table takes into account our 1:25 reverse stock split which took place on July 15, 2015.

	High	Low
2016
Quarter ended March 31, 2016	$8.44	$2.46
Quarter ended December 31, 2015	10.65	1.57
Quarter ended September 30, 2015	5.45	1.33
Quarter ended June 30, 2015	6.25	3.25

2015
Quarter ended March 31, 2015	$11.25	$1.50
Quarter ended December 31, 2014	12.50	2.50
Quarter ended September 30, 2014	17.50	9.75
Quarter ended June 30, 2014	21.50	11.25

Holders

As of July 5, 2016, there were approximately 148 record holders of our common stock, not including holders who hold their shares in street name.

Description of Capital Stock

As of July 5, 2016, we had 1,739,397 shares of our common stock outstanding, and no shares of preferred stock issued or outstanding.

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

Recent Sales of Unregistered Securities

On February 10, 2016, we issued Silver Star Oil Company (“Silver Star”), a Convertible Promissory Note (Note #5) in the aggregate principal amount of $200,000. If fully converted by Silver Star, a total of 133,334 shares of common stock would be required to be issued to Silver Star and if fully converted at maturity, when factoring in accrued interest thereon through maturity, a total of 138,761 shares of common stock would be required to be issued to Silver Star. We claim an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) for the sale and issuance of the Convertible Promissory Note pursuant to (a) Section 4(a)(2) of the Securities Act; and/or (b) Rule 506 of the Securities Act, and the regulations promulgated thereunder. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. The transactions were privately negotiated, and did not involve any kind of public solicitation. No underwriters or agents were involved in the foregoing sales and issuances and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificate(s) evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The recipient made various representations to us regarding its suitability to purchase the securities and knowledge of the risks involved in such purchase, including confirming that it was an “accredited investor”.

On March 28, 2016, we agreed to issue Alan Dreeben 15,000 restricted shares of common stock as additional consideration for Mr. Dreeben lending us $250,000 pursuant to a short term promissory note, which have not been physically issued to date. We claim an exemption from the registration requirements of the Securities Act for the sale and issuance of the securities pursuant to (a) Section 4(a)(2) of the Securities Act; and/or (b) Rule 506 of the Securities Act, and the regulations promulgated thereunder. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. The transactions were privately negotiated, and did not involve any kind of public solicitation. No underwriters or agents were involved in the foregoing sales and issuances and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificate(s) evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The recipient made various representations to us regarding its suitability to purchase the securities and knowledge of the risks involved in such purchase, including confirming that it was an “accredited investor”.

On March 28, 2016, Rockwell Capital Partners, Inc., who was previously assigned $300,000 of convertible promissory notes by Silver Star on February 2, 2016, converted $205,999.50 of the principal and interest due on such convertible notes into shares of our common stock at a conversion price of $1.50 per share, for an aggregate of 137,333 shares. We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act, as the security was exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

On March 29, 2016, we entered into a Convertible Promissory Note Purchase Agreement with HFT Enterprises, LLC (“HFT” and the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, we agreed to sell and HFT agreed to purchase, an aggregate of $600,000 in Convertible Promissory Notes (the “Convertible Notes”), including $300,000 in Convertible Notes purchased on March 29, 2016, $150,000 in Convertible Notes purchased on March 29, 2016, and $150,000 in Convertible Notes purchased on April 26, 2016 (by Debra Herman, an assignee of HFT). We also granted Debra Herman, as an assignee of HFT, warrants to purchase 124,285 shares of common stock with an exercise price of $1.50 per share in April 2016. The warrants were granted to Mrs. Herman pursuant to the terms of a joinder agreement entered into between the parties. We claim an exemption from the registration requirements of the Securities Act for the sale and issuance of the securities pursuant to (a) Section 4(a)(2) of the Securities Act; and/or (b) Rule 506 of the Securities Act, and the regulations promulgated thereunder. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. The transactions were privately negotiated, and did not involve any kind of public solicitation. No underwriters or agents were involved in the foregoing sales and issuances and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificate(s) evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The recipient made various representations to us regarding its suitability to purchase the securities and knowledge of the risks involved in such purchase, including confirming that it was an “accredited investor”.

On April 6, 2016, we issued (i) a redeemable convertible subordinated debenture, with a face amount of $530,000, convertible into 163,077 shares of our common stock at a conversion price equal to $3.25 per share (the “Debenture”) and (ii) a warrant to purchase 1,384,616 shares of common stock (subject to adjustment thereunder) at an exercise price equal to $3.25 per share (the “First Warrant”) to an institutional investor. The investor agreed to purchase the Debenture at a 5.0% original issue discount for the sum of $500,000 and agreed that it will exercise the First Warrant, upon satisfaction of certain conditions, for the sum of $4.5 million. The sale and issuance of the securities described above have been determined to be exempt from registration under the Securities Act in reliance on Sections 3(a)(9) and 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering. The investor represented that it is an accredited investor, as that term is defined in Regulation D. The investor also represented that it is acquiring the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

On April 19, 2016, the holder of our Series A Convertible Preferred Stock, agreed to convert all 500 shares of our outstanding Series A Convertible Preferred Stock into 20,000 shares of our common stock (a conversion ratio of 40:1 as provided in the original designation of the Series A Convertible Preferred Stock adjusted for our 1:25 reverse stock split effective on July 25, 2015), which conversion was completed on April 25, 2016. We agreed to pay the holder $20,000 in connection with and effective upon such conversion in order to comply with the terms of the Asset Purchase Agreement that no shares of Series A Convertible Preferred Stock are outstanding at the closing of the Acquisition. We claim an exemption from the registration requirements of the Securities Act for the sale and issuance of the securities pursuant to (a) Section 4(a)(2) of the Securities Act; and/or (b) Rule 506 of the Securities Act, and the regulations promulgated thereunder. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. The transactions were privately negotiated, and did not involve any kind of public solicitation. No underwriters or agents were involved in the foregoing sales and issuances and we paid no underwriting discounts or commissions.

On April 21, 2016, Rockwell Capital Partners, Inc., who was previously assigned $300,000 of the Convertible Notes by Silver Star on February 2, 2016, converted $159,780 of the principal and interest due on such Convertible Notes into shares of our common stock at a conversion price of $1.50 per share, and was issued an aggregate of 106,520 shares. We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act, as the security was exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

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

Our fiscal year ends on the last day of March of the calendar year. We refer to the years ended March 31, 2016 and 2015 as our 2016 and 2015 fiscal years, respectively.

Prior Terminated Business Combination

On February 2, 2015, Victory Energy Corporation (“Victory”) and Lucas entered into a letter of intent relating to a proposed business combination between the two parties, and on May 11, 2015, Victory notified Lucas that Victory did not intend to proceed with the business combination and thereby terminated the letter of intent. As a result, on June 24, 2015, Lucas and Victory executed a Settlement Agreement and Mutual Release (described in more detail at “Note 13. Settlement Agreements” to our financial statements included in “Part II” - “Item 8. Financial Statements and Supplementary Data”, below).

Asset Purchase Agreement

On December 30, 2015, Lucas entered into an Asset Purchase Agreement (the “Purchase Agreement”), as purchaser, with twenty-one separate sellers (the “Sellers”) and Segundo Resources, LLC, as a Seller and as a representative of the sellers named therein (the “Seller Representative”). Pursuant to the Purchase Agreement and the terms and conditions thereof, we agreed to acquire from the Sellers, working interests in producing properties and undeveloped acreage in Texas and Oklahoma, including varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region of the United States, and related wells, leases, records, equipment and agreements associated therewith (collectively, the “Assets” and the “Acquisition”). The properties currently produce in excess of approximately 1,200 net barrels of oil equivalent per day (Boepd), of which 53% are liquids from 114 producing wells. The bulk of the production is from the Hunton formation holding approximately 43,000 gross acres (9,900 net acres) in central Oklahoma. Additionally, further, offset development drilling opportunities for at least 40 additional wells have been identified.

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

At the closing of the transaction, we will rebrand and change our name to “Camber Energy, Inc.” The parties currently anticipate the closing of the acquisition, which is subject to various closing conditions, to occur during the second quarter of fiscal 2017.

We intend to grow the company in three ways: the development of our acquired assets and/or develop what we own; expansion of the existing footprint or what would be considered bolt-on acquisitions; and additional material acquisitions.

Following the closing of our anticipated acquisition of the Assets, we intend to drill the acquired acreage, funding permitting. As previously disclosed, 50 Hunton locations have been identified on the acreage to be acquired, and we have further refined those locations to what we believe are six initial wells to be drilled in the second, possibly third quarter of this fiscal year assuming the acquisition is completed and funding is available. That schedule will be dependent on exactly when we are able to close the acquisition.

Beyond those known locations, we believe there exists opportunities to develop other sands present in the acreage. From the top to the bottom of this play, there are 19 different sands that have been produced in various areas of central Oklahoma. They include shallow Pennsylvanian formations, such as the Bartlesville, the Redfork and the Skinner, and the Mississippi Lime formation is present in addition to the Woodford shale. The Prue Sand, another potentially productive sand, is of particular interest. We plan to study the Prue as a high-priority target for its economic viability.

Another aspect of our growth plan is to acquire opportunities within or near the Assets. We are actively seeking other interest owners to supplement or add to the 13% working interest we plan to acquire in connection with the Assets. Also, we are looking to expand our footprint by acquiring acreage that is nearby or offset to the operations we currently participate in, especially where those opportunities also represent existing production.

Following the entry into the Purchase Agreement, we have continued to review opportunities, primarily asset or corporate acquisitions, but also include strategic partnerships, and/or merger opportunities. While these types of transactions tend to be large and take time to generate, they also represent material increases in the size and scope of the Company.

Securities and Stock Purchase Agreements

In April 2016, we entered into a Securities Purchase Agreement pursuant to which we issued a redeemable convertible subordinated debenture, with a face amount of $530,000, convertible into 163,077 shares of common stock at a conversion price equal to $3.25 per share and a warrant to purchase 1,384,616 shares of common stock at an exercise price equal to $3.25 per share (the “First Warrant”). The debenture had a 5.0% original issue discount and we received $500,000 in connection with the sale of such debenture. The holder agreed that it will exercise the First Warrant, upon satisfaction of certain conditions, for the sum of $4.5 million.

Also in April 2016, we entered into a Stock Purchase Agreement pursuant to which we agreed, subject to certain conditions, including the closing of the Acquisition described above, to issue 527 shares of Series C redeemable convertible preferred stock (with a face value of $5.26 million) at a 5% original issue discount, convertible into 1,618,462 shares of common stock at a conversion price of $3.25 per share, and a warrant to purchase 1,111,112 shares of common stock at an exercise price of $4.50 per share. If fully funded, the sale of the securities contemplated by the Stock Purchase Agreement, coupled with the Securities Purchase Agreement above, would represent $14.5 million in additional funding for the Company.

Operations

Lucas’s objective for our current producing wells is to operate as efficiently as possible, look for technological advancements to increase the life of the wells, evaluate the economic viability of these wells and consider adding or re-drilling our low producing assets. During fiscal 2016, we completed numerous workovers in the Austin Chalk. We did not realize the full production potential from these wells however, as one of our larger existing wells was off-line for over 200 days and another large well was down earlier in the year while two other top producing wells were down for two months each.

For the year ended March 31, 2016, Lucas produced an average of approximately 61 net barrels of oil equivalent per day (Boepd) from 26 active well bores, of which 10 wells accounted for more than 80% of our production. The ratio between the gross and net production differs due to varied working interests and net revenue interests in each well. We operate over 90% of our producing wells, except two wells producing from the Eagle Ford of which are being operated by an affiliate of Marathon Oil Corporation, of which we have a 15% working interest on each well.

Reserves

Our estimated net proved crude oil and natural gas reserves at March 31, 2016 and 2015 were approximately 4.3 million Boe and 5.1 million Boe, respectively. This reserve level was down approximately 0.8 million Boe or 16%. In 2016, we had a downward revision primarily due to the sale of existing leases of 0.3 million Boe in Karnes County, Texas, the expiration of 0.4 million Boe on existing leases and the transfer of approximately 0.1 million Boe of proved undeveloped reserves to probable undeveloped reserves.

Using the average monthly crude oil price of $45.22 per Bbl and natural gas price of $2.39 per thousand cubic feet (Mcf) for the twelve months ended March 31, 2016, our estimated discounted future net cash flow (PV-10) before tax expenses for our proved reserves was approximately $14.0 million, of which approximately $12.1 million are proved undeveloped reserves. Total reserve value at March 31, 2016 represents a decrease of approximately $62.0 million or 82% from a year earlier using the same SEC pricing and reserves methodology. The decrease can be attributed to the reduction of our estimated net proved crude oil and natural gas reserves and the use of higher average monthly crude oil prices of $79.92 and natural gas prices of $2.87 from the prior year. Oil and natural gas prices have historically been volatile and such volatility can have a significant impact on our estimates of proved reserves and the related PV-10 value.

The reserves as of March 31, 2016 were determined in accordance with standard industry practices and SEC regulations by the licensed independent petroleum engineering firm of Ralph E. Davis Associates, LLC. A large portion of the proved undeveloped crude oil reserves are associated with the Eagle Ford formation. Although these hydrocarbon quantities have been determined in accordance with industry standards, they are prepared using the subjective judgments of the independent engineers, and may actually be more or less.

Crude Oil Sales

During the year ended March 31, 2016, our net crude oil sales volumes decreased to 22,190 Bbls or 61 Bopd from 38,076 Bbls, or 104 Bopd, a 42% decrease over the previous fiscal year. The production decline is primarily related to the Company having several of our top producing wells being off-line during various times throughout the year. For instance, five of our top producing wells were down from days ranging between 20 and 256 days and when comparing the production trends of these wells over the current reporting period, there was an approximately 10,000 Bbl decrease. The additional production decline of approximately 6,000 Bbls can be attributed to workover drilling and lateral programs with higher front-end production in the prior reporting period coupled with production declines primarily related to significant interference from offset activity in the current period. We entered and exited the year producing 100% crude oil and a majority of our crude oil sale volumes came from Austin Chalk formation wells which we operate. We operate over 90% of our producing wells, except two wells producing from the Eagle Ford, which we own 15% in each well, and are being operated by an affiliate of Marathon Oil Corporation.

Major Expenditures

The table below sets out the major components of our operating and corporate expenditures for the years ended March 31, 2016 and 2015:

	2016	2015
Additions to Oil and Gas Properties (Capitalized)
Acquisitions Using Cash	$141,908	$623,049
Other Capitalized Costs (a)	130,813	431,596
Subtotal	272,721	1,054,645
Sales of Properties (b)	(347,600)	(1,272,296)
Other Non-Cash Acquisitions (c)	—	(36,883)
Total Additions (Deductions) to Oil and Gas Properties	(74,879)	(254,534)
Lease Operating Expenditures (Expensed)	740,756	1,458,182
Severance and Property Taxes (Expensed)	122,879	285,100
	$788,756	$1,488,748

General and Administrative Expense (Cash)	$2,341,496	$3,101,117
Share-Based Compensation (Non-Cash)	159,318	211,572
Total General and Administrative Expense	$2,500,814	$3,312,689

(a)	Other capitalized costs include title related expenses and tangible and intangible drilling costs.
(b)	In 2016, the Company sold 139.04 net acres of oil and gas properties located in Karnes County, Texas, for $347,600 which included the sale of all working interest, net lease interest and contractual rights owned by us in the Copeland-Karnes Unit and the Griffin Unit. In 2015, The Company completed the sale of its 100% working interest in oil and gas leases and wells/wellbores in Madison County, Texas for $700,000 and sold a 50% working interest for $572,296 to jointly develop the Company’s Karnes and Gonzales County, Texas acreage in the Eagle Ford shale formation.
(c)	Other non-cash acquisitions relate to the present value of the estimated asset retirement costs capitalized as part of the carrying amount of the long-lived asset.

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

Results of Operations

The following discussion and analysis of the results of operations for each of the two fiscal years in the period ended March 31, 2016 should be read in conjunction with the financial statements of Lucas Energy, Inc. and notes thereto (see “Item 8. Financial Statements and Supplementary Data”). As used below, the abbreviations “Bbls” stands for barrels, “Mcf” for thousand cubic feet and “Boe” for barrels of oil equivalent (determined under the relative energy content method by using a ratio of 6.0 Mmbtu (1 million British Thermal Units) to 1.0 Bbl of oil).

We reported a net loss for the year ended March 31, 2016 of $25.4 million, or ($17.58) per share. For the year ended March 31, 2015, we reported a net loss of $5.1 million, or ($3.78) per share. The decrease in net income was primarily due to lower operating revenues and the recognition of a substantial impairment of oil and gas properties, offset by lower operating and interest expenses, as discussed in greater detail below.

Net Operating Revenues

The following table sets forth the revenue and production data for the years ended March 31, 2016 and 2015. There were no reportable natural gas sales.

	2016	2015	Increase (Decrease)	% Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	22,190	38,076	(15,886)	(42%)

Crude Oil (Bbls per day)	61	104	(43)	(41%)

Average Sale Price:
Crude Oil ($/Bbl)	$43.63	$78.81	$(35.18)	(45%)

Operating Revenues:
Crude Oil	$968,146	$3,000,886	$(2,032,740)	(68%)

Total crude oil and natural gas revenues for the year ended March 31, 2016 decreased $2.0 million, or 68%, to $0.97 million compared to $3.0 million for the same period a year ago due primarily to an unfavorable crude oil volume variance of $0.7 million coupled with an unfavorable crude oil price variance of $1.3 million. The production decline can be attributed to two of the Company’s top producing wells being shut-in for over two months, following severe flooding conditions that impacted most of south and central Texas during the early part of the fiscal year as well as capital constraints the Company has endured in the past year that have prohibited us from performing needed workovers on three other top producing wells, which have been down ranging from between 20 and 256 days. Additional production declines can be attributed to workover drilling and lateral programs with higher front-end production in the prior reporting period coupled with production declines primarily related to significant interference from offset activity in the current period.

Operating and Other Expenses

The following table sets forth operating and other expenses for the years ended March 31, 2016 and 2015.

	2016	2015	Increase (Decrease)	% Increase (Decrease)
Direct lease operating expense	$433,456	$825,530	$(392,074)	(47%)
Workovers expense	183,141	508,749	(325,608)	(64%)
Other	124,159	123,903	256	—
Total Lease Operating Expenses	740,756	1,458,182	(714,426)	(49%)
Severance and Property Taxes	122,879	285,100	(162,221)	(57%)
Depreciation, Depletion, Amortization and Accretion	879,850	1,547,233	(667,383)	(43%)
Impairment of Oil and Gas Properties	21,391,490	—	21,391,490	100%

General and Administrative (Cash)	$2,341,496	$3,101,117	$(759,621)	(24%)
Share-Based Compensation (Non-Cash)	159,318	211,572	(52,254)	(25%)
Total General and Administrative Expense	$2,500,814	$3,312,689	$(811,875)	(25%)

Interest Expense	$696,506	$1,365,672	$(669,166)	(49%)
Other Expense, Net	$85,606	$146,784	$(61,178)	(42%)

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

In total, the overall lease operating expenses decreased $0.7 million or 49% for the current period as compared to the prior year’s period. Included in the total number was a significant decrease in workovers of approximately $0.3 million or 64% when comparing the current year’s period to the prior year period. Over the past year, the Company has maintained a concerted effort to keep lease operating expenses at lower levels by improving operating efficiencies and cost reductions.

Depreciation, Depletion, Amortization and Accretion (“DD&A”). DD&A, related to proved oil and gas properties is calculated using the unit-of-production method. Under full cost accounting, the amortization base is comprised of the total capitalized costs and total future investment costs associated with all proved reserves.

DD&A decreased for the current period as compared to the prior year period by $0.7 million primarily related to a decrease in production of 15,886 Boe compared to the previous period. As noted above, the production decrease was primarily due to significant producing wells being shut-in during the early part of the fiscal year and drilling and lateral programs with higher front-end production when compared to the prior year’s period.

General and Administrative Expenses (“G&A”)(excluding share-based compensation). Although G&A expenses for the current period decreased by $0.8 million, the Company experienced additional G&A expenses of $0.4 million primarily related to transaction costs incurred as a result of our entry into the Purchase Agreement noted above during the current year. In the prior period, we also had additional G&A expenses of $0.3 million relating to one-time legal expenses, investment banking fees and other transaction costs pursuant to certain strategic alternatives that were subsequently abandoned. The Company still looks to improve the efficiency of the daily operating activities within the Company by performing functions related to other G&A expenses internally as opposed to engaging outside support by restructuring employee responsibilities and duties within the Company.

Impairment of Oil and Gas Properties. The Company recorded an impairment of $21.4 million associated with oil and gas properties in certain non-core fields in south Texas. The impairment of these fields was primarily due to a significant decline in commodity prices during the fiscal year. These fields were reduced to the fair value of approximately $14.0 million using discounted future cash flows. During the year ended March 31, 2015, there was no impairment of oil and natural gas properties recorded.

Share-Based Compensation. Share-based compensation, which is included in General and Administrative expenses in the Statements of Operations decreased approximately 25% for the year ended March 31, 2016 as compared to the prior year primarily due to a decrease in the awarding of employee stock based options and compensation. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Expense. Interest expense for the year ended March 31, 2016 decreased by $0.7 million when compared to the prior year’s period primarily due to interest payment adjustments made per the various amendments to the Rogers Loan issued in August 2013 (see “Note 6. Notes Payable” to our financial statements included in “Part II” - “Item 8. Financial Statements and Supplementary Data”), which resulted in lower interest payments being due on such note coupled with less amortization of deferred financing costs (non-cash interest) during the current period compared to last year’s period.

Other Expense, Net. Other expense for the year ended March 31, 2016 decreased by $0.1 million when compared to the prior period primarily due to less in deferred financing fees related to the Rogers Loan (see “Note 6. Notes Payable” to our financial statements included in “Part II” - “Item 8. Financial Statements and Supplementary Data”).

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

The primary sources of cash for Lucas during the year ended March 31, 2016 were funds generated from sales of crude oil and asset sales, funds raised through five funding agreements (one which has since been terminated) and the sale of common stock. The primary uses of cash were funds used in operations. Subsequent to March 31, 2016, the primary sources of Lucas’s cash has been sales of crude oil and funds borrowed under the line of credit and funding agreements, as described below.

Working Capital

At March 31, 2016, the Company’s total current liabilities of $11.1 million exceeded its total current assets of $0.5 million, resulting in a working capital deficit of $10.6 million, while at March 31, 2015, the Company’s total current liabilities of $10.3 million exceeded its total current assets of $0.6 million, resulting in a working capital deficit of $9.7 million. The $0.9 million increase in the working capital deficit is primarily related to increases in current liabilities as of March 31, 2016 due to cash used under our issuance of debt.

Financing

On August 28, 2015, we entered into an amendment to the Rogers loan whereby we agreed to, among other things, extend the maturity date of the Rogers loan to October 31, 2016 (from September 13, 2015), pay our lender $39,000 monthly principal payments in lieu of interest as well as all operating income of collateralized assets (beginning October 1, 2015). For the months of January, February and March 2016, the Company did not make the required monthly principal payments due pursuant to the terms of the Rogers loan as amended. Additionally, the Company did not make any operating income payments on such loan as there was an operating deficit of approximately $79,000 as of March 31, 2016. Therefore, the Company and the loan administrator agreed to settle any outstanding administration and legal fees in lieu of the principal payments. The Company paid approximately $98,000 related to the fees and obtained a waiver for the nonpayment of the principal amounts.

On August 30, 2015, we entered into a Non-Revolving Line of Credit Agreement with Silver Star. The line of credit provided us the right to sell up to $2.4 million in convertible promissory notes to Silver Star. Specifically, the Company had the right to request advances in an amount not to exceed $200,000, each thirty days, and each advance was evidenced by a convertible note. To date, Lucas had drawn $1,000,000 under the line of credit for the months of October, November, December 2015 and January and February 2016. In February 2016, we also received notice that $300,000 of the convertible notes were assigned by Silver Star to Rockwell Capital Partners (“Rockwell”), and on March 28, 2016, Rockwell converted $206,000 of the principal and interest due on such convertible notes into shares of our common stock at a conversion price of $1.50 per share, for an aggregate of 137,333 shares. We also received notice in April 2016, that $500,000 of additional convertible notes were assigned by Silver Star to Rockwell and on, April 25, 2016, Rockwell partially converted $159,780 of the principal and interest due on such convertible notes into shares of our common stock at a conversion price of $1.50 per share, for an aggregate of 106,520 shares. Additionally, as discussed below, in April 2016, the Company, Target Alliance London Limited (“TALL”), and Silver Star, entered into an Assignment, Assumption and Amendment to Line of Credit and Notes Agreement whereby Silver Star assigned its rights and ownership of a $200,000 Convertible Promissory Note issued by us to Silver Star thereunder dated February 10, 2016 to TALL in consideration for $200,000.

On September 17, 2015, Allied Petroleum, Inc. entered into a Subscription Agreement with, and agreed to purchase 45,546 shares of the restricted common stock of, Lucas, which shares were held in the Company’s treasury (see “Note 9 – Stockholders’ Equity” to our consolidated financial statements included in “Part II” - “Item 8. Financial Statements and Supplementary Data”, below).

On December 14, 2015, we entered into an amendment to the Rogers Loan requiring us to transfer all of our oil and gas interests and equipment to our newly formed wholly-owned Texas subsidiary, CATI Operating LLC (“CATI”), which clarified that following the transfer, our lender had no right to foreclose upon Lucas (at the Nevada corporate parent level) upon the occurrence of an event of default and that instead our lender would only take action against CATI and its assets (see “Note 6 – Notes Payable” to our consolidated financial statements included in “Part II” - “Item 8. Financial Statements and Supplementary Data”, below).

On March 28, 2016, we borrowed $250,000 from Alan Dreeben, who is one of the Sellers of the Assets we plan to acquire pursuant to the Purchase Agreement, pursuant to a short-term promissory note. The short-term promissory note has a principal balance of $275,000 (the $250,000 borrowed plus a 10% original issue discount). As additional consideration for Mr. Dreeben agreeing to make the loan, we issued Mr. Dreeben 15,000 restricted shares of common stock (see “Note 6 – Notes Payable” to our consolidated financial statements included in “Part II” - “Item 8. Financial Statements and Supplementary Data”, below).

On March 29, 2016, Lucas entered into a Convertible Promissory Note Purchase Agreement with HFT Enterprises, LLC. The note purchase agreement provided us the right to sell up to $600,000 in convertible promissory notes to HFT and its assigns. To date, Lucas has drawn $600,000 under the note purchase agreement during the months of March and April 2016 (see “Note 6 – Notes Payable” to our consolidated financial statements included in “Part II” - “Item 8. Financial Statements and Supplementary Data”, below). The convertible notes are due and payable on the anniversary of their issuance date, accrue interest at the rate of 6% per annum (15% upon the occurrence of an event of default), and allow the holder thereof the right to convert the principal and interest due thereunder into common stock of the Company at a conversion price of $1.50 per share, provided that any conversion is subject to us first receiving approval for the issuance of shares of our common stock under the convertible notes issued under applicable NYSE MKT and stockholder approval rules. We also granted Debra Herman, as an assignee of HFT, warrants to purchase 124,285 shares of common stock with an exercise price of $1.50 per share in connection with the final funding.

On April 6, 2016, we entered into a Securities Purchase Agreement with an accredited institutional investor (the “Investor”), pursuant to which we issued a redeemable convertible subordinated debenture, with a face amount of $530,000, convertible into 163,077 shares of common stock at a conversion price equal to $3.25 per share (the “Debenture”) and a warrant to purchase 1,384,616 shares of common stock at an exercise price equal to $3.25 per share (the “First Warrant”). The accredited institutional investor purchased the Debenture at a 5.0% original issue discount for the sum of $500,000 and agreed that it will exercise the First Warrant, upon satisfaction of certain conditions, for the sum of $4.5 million (see “Note 14 – Subsequent Events” to our consolidated financial statements included in “Part II” - “Item 8. Financial Statements and Supplementary Data”, below).

On April 6, 2016, the Company also entered into a stock purchase agreement (the “Preferred Stock Purchase Agreement”) with the Investor, pursuant to which the Company agreed, subject to certain conditions, to issue a $5.26 million face amount newly designated Series C redeemable convertible preferred stock (the “Series C Preferred Stock”) at a 5% original issue discount, convertible into 1,618,462 shares of common stock at a conversion price of $3.25 per share, and a warrant to purchase 1,111,112 shares of common stock at an exercise price of $4.50 per share (the “Second Warrant”). Under the terms of the Preferred Stock Purchase Agreement, the Second Warrant and $530,000 of Series C Preferred Stock will be sold and issued for $500,000 after the Company closes the Acquisition, and, assuming the Acquisition closes, the remaining $4.73 million of Series C Preferred Stock will be sold and issued for $4.5 million immediately after approval by the Company’s stockholders for NYSE MKT purposes described below, and there is an effective registration statement covering the shares of common stock issuable upon conversion of the Series C Preferred Stock and exercise of the Second Warrant.

The Company agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission registering the resale of all shares of common stock issuable upon conversion of the Debenture (the “Debenture Conversion Shares”), conversion of the Series C Preferred Stock (the “Preferred Conversion Shares”) and exercise of the First Warrant (the “First Warrant Shares”) and Second Warrant (the “Second Warrant Shares”), and to maintain the effectiveness of such registration until all such shares may be sold by the Investor pursuant to Rule 144 without volume restrictions.

Subject to certain customary exceptions, the Company agreed that (i) until 60 days after the Registration Statement is declared effective, it will not issue or enter into an agreement to issue any shares of common stock and (ii) until 6 months after the entire Debenture, Series C Preferred Stock, First Warrant and Second Warrant have been converted, redeemed or exercised, it will not (1) enter into any agreement that in any way restricts its ability to enter into any agreement, amendment or waiver with Investor, including without limitation any agreement to offer, sell or issue to Investor any preferred stock, common stock or other securities of Company or (2) enter into any equity or convertible financing pursuant to which shares of common stock or common stock equivalents may effectively be issued (i) at a discount, (ii) at a variable price, or (iii) where the price or number of shares are subject to any type of variability or reset feature.

The Company has agreed to seek stockholder approval at a special stockholders’ meeting for the issuance of the Debenture Conversion Shares, Preferred Conversion Shares, First Warrant Shares and Second Warrant Shares in excess of 19.99% of the Company’s outstanding common stock in accordance with the requirements of the NYSE MKT as soon as practicable following the closing.

Debenture

The Debenture matures in seven years and accrues interest at a rate of 6.0% per annum, subject to adjustment as provided in the Debenture. The Debenture converts into shares of common stock automatically upon the earlier of (i) the maturity date or (ii) the last to occur of the closing of the Acquisition or the date on which certain equity conditions (as defined in the Debenture) have been met. The Debenture also may be converted into shares of common stock (i) in the sole and absolute discretion of Investor at any time or times after issuance, or (ii) at the option of the Company if certain equity conditions are met. Upon conversion of the Debenture, the Company will pay a conversion premium equal to the amount of unpaid interest that would have otherwise been due if the Debenture had been held through the maturity date, with respect to the portion of Debenture being converted.

Accrued interest under the Debenture is payable upon conversion, redemption or maturity of the Debenture, in cash or, at the Company’s discretion, shares of common stock calculated by using 95% of the average of the lowest 5 individual daily volume weighted average prices during the measuring period, not to exceed 100% of the lowest sales prices on the last day of such period, less $0.05 per share of common stock. Following a default trigger event (as defined in the Debenture), the number of shares to be issued will be calculated by using 85% of the average of the lowest 5 individual daily volume weighted average prices during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share.

The interest rate on the Debenture will adjust upward by 100 basis points for each $0.10 that the volume weighted average price of our common stock on any trading day as of which the interest rate is determined and calculated is below $2.75, subject to a maximum interest rate of 24.95%. The interest rate also will adjust upward by 10.0% following the occurrence of any trigger event. The interest rate on the Debenture will adjust downward by 100 basis points for each $0.10 that the volume weighted average price of our common stock on any trading day as of which the interest rate is determined and calculated is above $3.75, subject to a minimum interest rate of 0%.

To the extent the Debenture has not automatically converted in full into shares of common stock prior to the maturity date, the face value of the outstanding Debenture, together with all interest accrued thereunder, is payable in cash by the Company on the maturity date. Prior to the maturity date, provided that no trigger event has occurred, the Company has the right at any time upon 30 trading days’ prior written notice to redeem all or any portion of the Debenture then outstanding by paying Investor in cash an amount per portion of Debenture equal to the face value, plus the interest payable as if such portion was outstanding until the maturity date, minus any interest already paid for such portion. The outstanding Debenture, together with accrued and unpaid interest, automatically becomes payable in the event of a deemed liquidation event (as defined in the Debenture).

Warrants

The First Warrant will be automatically exercised upon the last to occur of the approval by the Company’s stockholders for NYSE MKT purposes, the Acquisition, and the registration statement for the resale of the shares of common stock issuable upon conversion of the Debenture and exercise of the First Warrant being declared effective by the Securities and Exchange Commission. The First Warrant accrues a premium at a rate equal to 6.0% per annum, subject to adjustment as provided in the First Warrant, payable upon redemption or exercise. Upon exercise of the First Warrant, the Company will pay the conversion premium that would have otherwise been due if the First Warrant had been held through the maturity date, with respect to the portion of First Warrant being exercised. The First Warrant may not be exercised on a cashless basis.

The conversion premium under the First Warrant is payable and adjustable on the same terms and conditions as accrued interest is payable and adjustable under the Debenture. The First Warrant has a maturity date that is seven years after the date of issuance and, if the First Warrant has not been wholly exercised into shares of common stock prior to such date, the Company may redeem the First Warrant on such date by repaying to the Investor in cash the purchase price paid under the First Warrant. Prior to the maturity date, provided that no trigger event has occurred (as defined in the First Warrant), the Company has the right at any time upon 30 trading days’ prior written notice to redeem all or any portion of the First Warrant then unexercised by paying Investor in cash an amount per portion of unexercised First Warrant equal to the purchase price paid under the First Warrant, plus the conversion premium payable as if such portion was unexercised until the maturity date, minus any Conversion Premium already paid for such portion. The purchase price paid under the First Warrant, together with the conversion premium, automatically becomes payable with respect to the unexercised portion of the First Warrant in the event of a liquidation, dissolution or winding up by the Company.

The Second Warrant has the same terms and conditions as the First Warrant, except that (i) it may be exercised before March 31, 2017 by mutual agreement of the Company and Investor upon delivery of notice from the Company or the Investor, (ii) the exercise price is $4.50 per share and (iii) the conversion premium adjustment thresholds are set at $4.00 and $5.00, respectively.

Preferred Stock

Holders of the Series C Preferred Stock will be entitled to cumulative dividends in the amount of 6.0% per annum, payable upon redemption, conversion, or maturity, and when, as and if declared by the Company’s Board of Directors in its discretion. The Series C Preferred Stock ranks senior to the common stock and pari passu with respect to the Company’s Series B Redeemable Convertible Preferred Stock planned to be issued in connection with the Acquisition.

The Series C Preferred Stock may be converted into shares of common stock at any time at the option of the holder, or at the Company’s option if certain equity conditions (as defined in the Certificate of Designation), are met. Upon conversion, the Company will pay the holders of the Series C Preferred Stock being converted a conversion premium equal to the amount of dividends that such shares would have otherwise earned if they had been held through the maturity date, and issue to the holders such number of shares of common stock equal to $10,000 per share of Series C Preferred Stock (the “Face Value”) multiplied by the number of such shares of Series C Preferred Stock divided by the conversion rate.

The conversion premium under the Series C Preferred Stock is payable and the dividend rate under the Series C Preferred Stock is adjustable on the same terms and conditions as accrued interest is payable and adjustable under the Debenture. The Series C Preferred Stock has a maturity date that is seven years after the date of issuance and, if the Series C Preferred Stock has not been wholly converted into shares of common stock prior to such date, the Company may redeem the Series C Preferred Stock on such date by repaying to the Investor in cash 100% of the Face Value plus an amount equal to any accrued but unpaid dividends thereon. Prior to the maturity date, provided that no trigger event has occurred (as defined in the Certificate of Designation), the Company has the right at any time upon 30 trading days’ prior written notice to redeem all or any portion of the Series C Preferred Stock by paying Investor in cash 100% of the Face Value, plus the conversion premium, minus any dividends already paid on the Series C Preferred Stock being redeemed. 100% of the Face Value, plus an amount equal to any accrued but unpaid dividends thereon, automatically becomes payable in the event of a liquidation, dissolution or winding up by the Company.

The Company may not issue any other Preferred Stock (other than the Series B Redeemable Convertible Preferred Stock) that is pari passu or senior to the Series C Preferred Stock with respect to any rights for a period of one year after the earlier of such date (i) a registration statement is effective and available for the resale of all shares of common stock issuable upon conversion of the Series C Preferred Stock, or (ii) Securities Act Rule 144 is available for the immediate unrestricted resale of all shares of common stock issuable upon conversion of the Series C Preferred Stock.

The Company may not issue shares of common stock upon conversion of the Debenture or Series C Preferred Stock or exercise of the First Warrant or Second Warrant to the extent such conversion or exercise would result in the Investor owning more than 4.99% of all common stock outstanding immediately after giving effect to such issuance, as determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder; provided, however, that Investor may increase such amount to 9.99% upon not less than 61 days’ prior notice to the Company.

On April 11, 2016, the Company, TALL, and Silver Star, entered into an Assignment, Assumption and Amendment to Line of Credit and Notes Agreement. Pursuant to the assignment agreement, Silver Star assigned its rights and ownership of a $200,000 convertible note issued by us to Silver Star thereunder dated February 10, 2016 to TALL in consideration for $200,000. Additionally, Silver Star provided us a release from any liability in connection with the line of credit and prior convertible notes issued to Silver Star by us. The assignment agreement also amended the line of credit and terms of any future convertible notes issued thereunder, to, among other things, to increase the monthly advance limit from $200,000 to $250,000 per month and increase the conversion price of any future notes issued from $1.50 per share to $3.25 per share. As additional consideration for TALL agreeing to the terms, we agreed, to grant TALL warrants to purchase 51,562 shares of common stock at an exercise price of $3.25 per share, for each $250,000 loaned pursuant to the terms of the amended line of credit. To date, the Company has submitted two $250,000 advance requests for the months of May 2016 and June 2016, but TALL has not provided any funds to the Company to date.

In addition to the transactions noted above, Lucas is currently discussing potential financing transactions in order to fulfill our current capital requirements as well as our planned asset acquisition, which we believe, if finalized and completed, will ensure the future viability of the Company. However, due to our current capital structure and the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to obtain the necessary financing to finalize the asset purchase or drill additional wells and develop our proved undeveloped reserves (PUDs); coupled with the continued substantial drop in commodity prices over the last twelve months, we believe that our revenues will continue to decline over time. Therefore, we may be forced to scale back our business plan, sell assets to satisfy outstanding debts or take other remedial steps which may include seeking bankruptcy protection.

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

Cash Flows

	Year Ended March 31,
	2016	2015
Cash flows used in operating activities	$(2,069,319)	$(1,476,520)
Cash flows provided by (used in) investing activities	184,642	(740,317)
Cash flows provided by financing activities	1,915,742	1,861,279
Net increase (decrease) in cash	$31,065	$(355,558)

Net cash used in operating activities was $2.1 million for the year ended March 31, 2016 as compared to $1.5 million for the same period a year ago. The decrease in net cash used in operating activities of approximately $0.6 million was due primarily to a decrease in production resulting in approximately $0.7 million less in depreciation, depletion, amortization and accretion expenses in the current period which was offset by a $0.1 million increase in changes to other components of working capital.

Net cash provided by investing activities was $0.2 million for the year ended March 31, 2016 as compared to net cash used in investing activities of $0.7 million for the same period a year ago. The increase in net cash provided by investing activities of $0.9 million was primarily due to a $1.8 million reduction of additions to oil and gas properties and additional net proceeds of $0.9 million from the sale of oil and gas properties in the prior period when compared to the current period.

Net cash provided by financing activities was $1.9 million for the years ended March 31, 2016 and 2015, respectively. The Company had $2.0 million in notes payable and the sale of treasury stock proceeds offset by $0.1 million in debt payments in the current year. In the prior year, the Company had $1.8 million in proceeds from sale of common stock and $0.4 million in notes payable proceeds offset by $0.3 million in additional deferred financing costs and debt repayments.

Off-Balance Sheet Arrangements

Lucas does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships. As of March 31, 2016, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Lucas prepares its financial statements and the accompanying notes in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and the accompanying notes. Lucas identifies certain accounting policies as critical based on, among other things, their impact on the portrayal of Lucas’s financial condition, results of operations or liquidity, and the degree of difficulty, subjectivity and complexity in their deployment. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. Management routinely discusses the development, selection and disclosure of each of the critical accounting policies. Following is a discussion of Lucas’s most critical accounting policies:

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements as of March 31, 2016 and 2015 and for the fiscal years ended March 31, 2016 and 2015 have been audited by GBH CPAs, PC and Hein & Associates, LLP, respectively, independent registered public accounting firms, and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lucas Energy, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheet of Lucas Energy, Inc. as of March 31, 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of Lucas Energy, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lucas Energy, Inc. as of March 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses from operations and had a working capital deficit at March 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

July 13, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lucas Energy, Inc.

Houston, Texas

We have audited the accompanying balance sheet of Lucas Energy, Inc. as of March 31, 2015, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Lucas Energy, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lucas Energy, Inc. as of March 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Hein & Associates LLP

Hein & Associates LLP

Houston, Texas

July 14, 2015

LUCAS ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

As of March 31,	2016	2015

ASSETS
Current Assets
Cash	$197,662	$166,597
Accounts Receivable	93,523	170,542
Inventories	194,997	194,519
Other Current Assets	56,805	102,300
Total Current Assets	542,987	633,958

Property and Equipment
Oil and Gas Properties (Full Cost Method)
Cost Subject to Amortization	48,518,512	49,299,535
Other Property and Equipment	420,351	420,950
Total Property and Equipment	48,938,863	49,720,485
Accumulated Depletion, Depreciation, Amortization, and Impairment	(34,748,434)	(12,604,570)
Total Property and Equipment, Net	14,190,429	37,115,915
Other Assets	58,716	188,645

Total Assets	$14,792,132	$37,938,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$2,423,949	$2,436,543
Common Stock Payable	71,572	19,363
Accrued Expenses	494,232	226,975
Notes Payable - Victory	—	350,000
Notes Payable - Rogers, Net of Discount	7,153,734	7,249,411
Notes Payable - Dreeben, Net of Discount	202,000	—
Convertible Notes Payable - Silver Star, Net of Discount	714,817	—
Convertible Notes Payable - HTF, Net of Discount	25,000	—
Total Current Liabilities	11,085,304	10,282,292

Asset Retirement Obligations	1,179,170	1,051,694
Derivative Liability	126,960	—
Total Liabilities	12,391,434	11,333,986

Commitments and Contingencies (see Note 7)

Stockholders’ Equity
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par, 500 Shares Issued and Outstanding	773,900	773,900
Common Stock, 100,000,000 Shares Authorized of $0.001 Par, 1,605,224 Shares Issued and Outstanding at March 31, 2016 and 1,402,383 Shares Issued and 1,400,907 Shares Outstanding at March 31, 2015	1,605	1,402
Additional Paid-in Capital	58,591,988	57,395,429
Accumulated Deficit	(56,966,795)	(31,517,040)
Common Stock Held in Treasury, 0 and 1,476 Shares, Respectively, at Cost	—	(49,159)
Total Stockholders’ Equity	2,400,698	26,604,532

Total Liabilities and Stockholders’ Equity	$14,792,132	$37,938,518

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended March 31,	2016	2015

Operating Revenues
Crude Oil	$968,146	$3,000,886
Total Revenues	968,146	3,000,886

Operating Expenses
Lease Operating Expenses	740,756	1,458,182
Severance and Property Taxes	122,879	285,100
Depreciation, Depletion, Amortization and Accretion	879,850	1,547,233
Impairment of Oil and Gas Properties	21,391,490	—
General and Administrative	2,500,814	3,312,689
Total Operating Expenses	25,635,789	6,603,204

Operating Loss	(24,667,643)	(3,602,318)

Other Expense
Interest Expense	696,506	1,365,672
Other Expense	85,606	146,784
Total Other Expenses	782,112	1,512,456

Loss Before Income Taxes	(25,449,755)	(5,114,774)
Income Tax Expense	—	13,500
Net Loss	$(25,449,755)	$(5,128,274)

Net Loss Per Common Share
Basic and Diluted	$(17.58)	$(3.78)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	1,448,025	1,357,861

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional		Common Stock	Total
	Number		Number		Paid-In	Accumulated	Held in	Stockholders’
	of Shares	Par	of Shares	Amount	Capital	Deficit	Treasury	Equity
Balance at March 31, 2014	1,200,808	$1,201	2,000	$3,095,600	$53,024,804	$(26,388,766)	$(49,159)	$29,683,680
Common Shares issued for:
Unit Offerings	133,334	133	—	—	1,801,957	—	—	1,802,090
Share-Based Compensation	5,241	5	—	—	49,834	—	—	49,839
Restricted Stock Consideration	3,000	3	—	—	47,247	—	—	47,250
Conversion of Preferred	60,000	60	(1,500)	(2,321,700)	2,321,640	—	—	—
Amortization of Stock Options	—	—	—	—	149,947	—	—	149,947
Net loss	—	—	—	—	—	(5,128,274)	—	(5,128,274)
Balance at March 31, 2015	1,402,383	1,402	500	773,900	57,395,429	(31,517,040)	(49,159)	26,604,532
Common Shares issued for:
Shares Issued in Victory Settlement	44,070	44	—	—	234,733	—	—	234,777
Stock Placement Fees	—	—	—	—	(22,012)	—	—	(22,012)
Cancellation of Pledge Shares Issued in Consideration of Victory Note	—	—	—	—	—	—	(110,616)	(110,616)
Sale of Treasury Shares	—	—	—	—	(55,021)	—	159,775	104,754
Share-Based Compensation	21,438	21	—	—	93,885	—	—	93,906
Amortization of Stock Options	—	—	—	—	61,202	—	—	61,202
Discount on Convertible Notes	—	—	—	—	677,909	—	—	677,909
Conversion of Debt	137,333	137	—	—	205,863	—	—	206,000
Net Loss	—	—	—	—	—	(25,449,755)	—	(25,449,755)
Balances at March 31, 2016	1,605,224	$1,605	500	$773,900	$58,591,988	$(56,966,795)	$—	$2,400,698

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended March 31,	2016	2015
Cash Flows from Operating Activities
Net Loss	$(25,449,755)	$(5,128,274)
Adjustments to Reconcile Net Losses to Net Cash Used in Operating Activities:
Depreciation, Depletion, Amortization and Accretion	879,850	1,547,233
Impairment of Oil and Gas Properties	21,391,490	—
Share-Based Compensation	159,318	211,572
Amortization of Discount on Notes	125,145	63,984
Amortization of Deferred Financing Costs	189,050	306,336
Settlement of Accounts Payable	(46,679)	(50,668)
Change in Derivative Liability	126,960	—
(Gain) Loss on Sale of Property and Equipment	602	(1,872)
Changes in Operating Assets and Liabilities:
Accounts Receivable	77,019	438,555
Inventories	(478)	(81,842)
Other Current Assets	45,495	176,987
Accounts Payable and Accrued Expenses	432,664	1,041,469
Net Cash Used in Operating Activities	(2,069,319)	(1,476,520)

Cash Flows from Investing Activities
Additions of Oil and Gas Properties	(221,763)	(2,015,438)
Proceeds from Sale of Oil and Gas Properties	347,600	1,272,296
Proceeds from Victory Settlement	54,021	—
Proceeds from Deposits, Net	4,784	—
Additions of Other Property and Equipment	—	(325)
Proceeds from Sale of Other Property and Equipment	—	3,150
Net Cash Provided By (Used in) Investing Activities	184,642	(740,317)

Cash Flows from Financing Activities
Proceeds from Issuance of Notes Payable	500,000	350,000
Proceeds from Issuance of Convertible Notes	1,450,000	—
Repayment of Borrowings	(117,000)	(249,853)
Deferred Financing Costs	—	(40,958)
Net Proceeds from the Sale of Common Stock	—	1,802,090
Stock Placement Fees Paid	(22,012)	—
Proceeds from Sale of Treasury Stock	104,754	—
Net Cash Provided by Financing Activities	1,915,742	1,861,279

Increase (Decrease) in Cash	31,065	(355,558)
Cash at Beginning of the Year	166,597	522,155
Cash at End of the Year	$197,662	$166,597

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS OF THE COMPANY

Lucas Energy Inc. (“Lucas” or the “Company”) is an independent oil and gas company engaged in the development and acquisition of onshore properties in Texas. The Company’s main operations are primarily located in the Eagle Ford and Austin Chalk trends in Wilson, Gonzales and Karnes Counties.

Our corporate headquarters are in Houston, Texas and our field operation is located in Gonzales, Texas where we manage the Company’s well operations.

Pursuant to the authorization provided by the Company’s stockholders at the Company’s March 25, 2015 annual meeting of stockholders, and in order to meet the continued listing standards of the NYSE MKT, the Board of Directors of the Company approved the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect a 1-for-25 reverse stock split of all of the outstanding shares of the Company’s common stock on July 15, 2015. The effect of the reverse split was to combine each 25 shares of outstanding common stock prior to the reverse split into one new share subsequent to the reverse split, with no change in authorized shares or par value per share, and to reduce the number of common stock shares outstanding from approximately 35.1 million shares to approximately 1.4 million shares (prior to rounding fractional shares up to the nearest whole share). Proportional adjustments were also made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans. All issued and outstanding shares of common stock, conversion terms of preferred stock, options and warrants to purchase common stock and per share amounts contained in the financial statements, in accordance with SAB TOPIC 4C, have been retroactively adjusted to reflect the reverse split for all periods presented.

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At March 31, 2016, the Company’s total current liabilities of $11.1 million exceeded its total current assets of $0.5 million, resulting in a working capital deficit of $10.6 million, while at March 31, 2015, the Company’s total current liabilities of $10.3 million exceeded its total current assets of $0.6 million, resulting in a working capital deficit of $9.7 million. The $0.9 million increase in the working capital deficit is primarily related to cash used from our issuance of debt.

On August 28, 2015, we entered into an amendment to the Rogers Loan (defined in Note 6) whereby we agreed to, among other things, extend the maturity date of the Rogers Loan to October 31, 2016 (from September 13, 2015), pay $39,000 in monthly principal payments in lieu of interest as well as pay all operating income of the collateralized assets (beginning October 1, 2015). Additionally, on December 14, 2015, we entered into another amendment to the Rogers Loan requiring us to transfer all of our oil and gas interests and equipment to our newly formed wholly-owned Texas subsidiary, CATI Operating LLC (“CATI”), which clarified that following the transfer, our lender had no right to foreclose upon Lucas (at the Nevada corporate parent level) upon the occurrence of an event of default and that instead our lender would only take action against CATI and its assets. For the months of January, February and March 2016, the Company did not make the required monthly principal payments due pursuant to the terms of the Rogers loan as amended. Instead, the Company and the loan administrator agreed to settle any outstanding administration and legal fees in lieu of the principal payments. The Company paid approximately $98,000 related to the fees and obtained a waiver for the nonpayment of the principal amounts. Additionally, the Company did not make any operating income payments on such loan as there was an operating deficit of approximately $79,000 as of March 31, 2016.

On August 30, 2015, we entered into a Non-Revolving Line of Credit Agreement with Silver Star. The line of credit provided us the right to issue up to $2.4 million in convertible promissory notes to Silver Star. Specifically, the Company had the right to request advances in an amount not to exceed $200,000, each thirty days, and each advance was evidenced by a convertible note. To date, Lucas has drawn $1,000,000 under the line of credit for the months of October, November, December 2015 and January and February 2016. In February 2016, we received notice that $300,000 of the convertible notes were assigned by Silver Star to Rockwell Capital Partners (“Rockwell”), and on March 28, 2016, Rockwell converted $206,000 of the principal and interest due on such convertible notes into shares of our common stock at a conversion price of $1.50 per share, for an aggregate of 137,333 shares. We also received notice in April 2016, that $500,000 of additional convertible notes were assigned by Silver Star to Rockwell, and on April 25, 2016, Rockwell partially converted $159,780 of the principal and interest due on such convertible notes into shares of our common stock at a conversion price of $1.50 per share, for an aggregate of 106,520 shares. Additionally, as discussed below, in April 2016, the Company, Target Alliance London Limited (“TALL”), and Silver Star, entered into an Assignment, Assumption and Amendment to Line of Credit and Notes Agreement whereby Silver Star assigned its rights and ownership of a $200,000 Convertible Promissory Note issued by us to Silver Star thereunder dated February 10, 2016 to TALL in consideration for $200,000.

On December 30, 2015, we entered into an Asset Purchase Agreement to acquire, from 21 different entities and individuals, working interests in producing properties and undeveloped acreage. The assets agreed to be acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region. In exchange for the assets being acquired, Lucas will assume $31,350,000 in commercial bank debt, issue 552,000 shares of a newly designated form of convertible preferred stock, issue 13,009,664 shares of common stock, and pay $4,975,000 in cash. At the closing of the transaction, which is subject to various closing conditions, we will rebrand and change our name to “Camber Energy, Inc.” The Asset Purchase Agreement also includes customary termination provisions for both the Company and the sellers, which include, subject to the terms of the purchase agreement and in certain circumstances rights to cure or other prerequisites. The Company also obtained the opinion of Canaccord Genuity Corporation (“Canaccord”) providing that in the opinion of Canaccord, the acquisition is fair, from a financial point of view, to the Company, prior to the approval of such purchase agreement by the Board of Directors. The Company agreed to pay Canaccord $170,000 for the fairness opinion. We currently anticipate the closing of the acquisition, which is subject to various closing conditions, to occur during the second quarter of the current fiscal year and will require additional funding of approximately $1.35 million in legal expenses, investment banking fees and other transaction costs in order to complete the acquisition (the “Acquisition”), in addition to the cash required to be paid at closing as described above.

On March 29, 2016, Lucas entered into a Convertible Promissory Note Purchase Agreement with HFT Enterprises, LLC (“HFT”). The note purchase agreement provides us the right to issue up to $600,000 in convertible promissory notes to HFT. To date, Lucas has drawn $600,000 under the note purchase agreement during the months of March and April 2016.

On April 6, 2016, we entered into a Securities Purchase Agreement with an accredited institutional investor, pursuant to which we sold and issued a redeemable convertible subordinated debenture, with a face amount of $530,000, convertible into 163,077 shares of common stock at a conversion price equal to $3.25 per share (the “Debenture”) and a warrant to purchase 1,384,616 shares of common stock at an exercise price equal to $3.25 per share (the “First Warrant”). The accredited institutional investor purchased the Debenture at a 5.0% original issue discount for the sum of $500,000 and agreed that it will exercise the First Warrant, upon satisfaction of certain conditions, for the sum of $4.5 million.

On April 6, 2016, we also entered into a stock purchase agreement (the “Preferred Stock Purchase Agreement”) with the same accredited institutional investor, pursuant to which we agreed, subject to certain conditions, to issue a $5.26 million face amount newly designated Series C redeemable convertible preferred stock (the “Series C Preferred Stock”) at a 5% original issue discount, convertible into 1,618,462 shares of common stock at a conversion price of $3.25 per share, and a warrant to purchase 1,111,112 shares of common stock at an exercise price of $4.50 per share (the “Second Warrant”). Under the terms of the Preferred Stock Purchase Agreement, the Second Warrant and $530,000 of Series C Preferred Stock will be sold and issued for $500,000 after we close the Acquisition, and, assuming the Acquisition closes, the remaining $4.73 million of Series C Preferred Stock will be sold and issued for $4.5 million immediately after approval by our stockholders for NYSE MKT purposes of the issuance of shares of common stock upon conversion of the Series C Preferred Stock and exercise of the Second Warrant, and there is an effective registration statement covering the shares of common stock issuable upon conversion of the Series C Preferred Stock and exercise of the Second Warrant.

On April 11, 2016, the Company, TALL, and Silver Star, entered into an Assignment, Assumption and Amendment to Line of Credit and Notes Agreement. Pursuant to the assignment agreement, Silver Star assigned its rights and ownership of a $200,000 convertible note issued by us to Silver Star thereunder dated February 10, 2016 to TALL in consideration for $200,000. Additionally, Silver Star provided us a release from any liability in connection with the line of credit and prior convertible notes issued to Silver Star by us. The assignment agreement also amended the line of credit and terms of any future convertible notes issued thereunder, to, among other things, to increase the monthly advance limit from $200,000 to $250,000 per month and increase the conversion price of any future notes issued from $1.50 per share to $3.25 per share. As additional consideration for TALL agreeing to the terms, we agreed, to grant TALL warrants to purchase 51,562 shares of common stock at an exercise price of $3.25 per share, for each $250,000 loaned pursuant to the terms of the amended line of credit. To date, the Company has submitted two $250,000 advance requests for the months of May 2016 and June 2016, for which TALL has not provided to date.

In addition to the transactions noted above, Lucas is currently discussing potential financing transactions in order to fulfill our current capital requirements as well as our planned asset acquisition, which we believe, if finalized and completed, will ensure the future viability of the Company. However, due to our current capital structure and the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to obtain the necessary financing to finalize the asset purchase or drill additional wells and develop our proved undeveloped reserves (PUDs); coupled with the continued substantial drop in commodity prices over the last twelve months, we believe that our revenues will continue to decline over time. Therefore, we may be forced to scale back our business plan, sell assets to satisfy outstanding debts or take other remedial steps which may include seeking bankruptcy protection.

The realization of the Company’s assets and satisfaction of its liabilities is contingent on the completion of the Asset Purchase Agreement. The Company anticipates that it will need approximately $15.0 million to execute its current business plan and is currently in the later stages of getting shareholder approval and closing on the Asset Purchase Agreement. In the event that the Company is unable to complete the Asset Purchase Agreement, and is otherwise unable to replace such financing on a timely basis, it would materially affect the Company’s ability to continue as a going concern. If closing on the Asset Purchase Agreement is not completed, among other things, the Company expects that it would incur additional impairment of its oil and gas properties of approximately $12.0 million and the Company’s ability to meet its obligations from existing cash flows would be significantly affected. If the Company would be required to seek financing from other sources, such financings may not be available or, if available, may not be on terms acceptable to the Company. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to raise capital to meet its obligations and develop its oil and gas properties to attain profitable operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements of Lucas Energy include the accounts of its wholly-owned Texas subsidiary, CATI Operating, LLC (“CATI”), which was created in October 2015. Per an amendment to the Rogers Loan, dated December 14, 2015, we transferred all of our oil and gas interests and equipment to CATI (see “Note 6 – Notes Payable” below). All intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had no cash equivalents at March 31, 2016 or 2015.

Accounts Receivable

Accounts receivable consist of uncollaterized oil and natural gas revenues due under normal trade terms. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. There was no allowance recorded as of March 31, 2016 or 2015.

Concentration of Credit Risk

We generally sell a significant portion of our oil and gas production to a relatively small number of customers. For the year ended March 31, 2016, 100% of our consolidated product revenues were attributable to Shell Trading (US) Company, our current and only customer as of March 31, 2016. We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is disruption in services or other events that cause us to search for other ways to sell our production.

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

Costs of oil and natural gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $31.83 and $35.34 per barrel of oil equivalent for the years ended March 31, 2016 and 2015, respectively.

Ceiling Test

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. During the year ended March 31, 2016, the Company recorded an impairment of $21.4 million associated with oil and gas properties primarily due to a significant decline in commodity prices during the current fiscal year. During the year ended March 31, 2015, there was no impairment of oil and natural gas properties recorded.

Asset Retirement Obligations

The Company records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Lucas accrues an abandonment liability associated with its oil and natural gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Lucas’s credit-adjusted risk-free interest rate. No market risk premium has been included in Lucas’s calculation of the ARO balance.

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

Lucas has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2016 and 2015. The Company’s policy is to classify assessments, if any, for tax related interest expense and penalties as interest expense.

Earnings per Common Share

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of shares of the Company’s common stock outstanding during the year. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.

Stock options to purchase 22,920 shares of common stock at a weighted average exercise price of $33.96 per share and warrants to purchase 232,585 shares of common stock at a weighted average exercise price of $47.64 per share were outstanding at March 31, 2016. Stock options to purchase 24,920 shares of common stock at an average exercise price of $33.81 per share and warrants to purchase 232,585 shares of common stock at an average exercise price of $50.34 per share were outstanding at March 31, 2015.

At March 31, 2016, Lucas had outstanding 500 shares of Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock shares is convertible into an aggregate of 40 shares of the Company’s common stock and has no liquidation preference and no maturity date. The 500 shares of outstanding Series A Preferred stock were subsequently converted into 20,000 shares of common stock on April 25, 2016.

Using the treasury stock method, had the Company had net income, no common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share calculation for the year ended March 31, 2016.

Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. It defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services.
●	Level 3 – Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

As of March 31, 2016, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

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

Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued during fiscal 2016 and 2015, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and have not yet determined the method by which the Company will adopt the standard in 2017.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the Company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the Company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years beginning after December 15, 2016. We expect to adopt the standard in the first quarter of fiscal 2017 and do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted this ASU during the first quarter of fiscal 2016 and the adoption of this ASU did not have a material impact on our financial statements.

Subsequent Events

The Company has evaluated all transactions occurring between March 31, 2016 through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – PROPERTY AND EQUIPMENT

Oil and Natural Gas Properties

All of Lucas’s oil and natural gas properties are located in the United States. Costs being amortized at March 31, 2016 and 2015 are as follows:

	At March 31,
	2016	2015
Proved leasehold costs	$10,266,551	$11,062,137
Costs of wells and development	37,534,624	37,520,061
Capitalized asset retirement costs	717,337	717,337
Total oil & natural gas properties	48,518,512	49,299,535
Accumulated depreciation, depletion, and impairment	(34,416,407)	(12,336,704)
Net Capitalized Costs	$14,102,105	$36,962,831

Impairment

During the year ended March 31, 2016, the Company recorded an impairment of $21.4 million associated with oil and gas properties primarily due to a significant decline in commodity prices during the fiscal year. During the year ended March 31, 2015, there was no impairment of oil and natural gas properties recorded.

Acquisition of Oil and Natural Gas Properties

On September 3, 2015, per the Rogers Settlement (described and defined below under “Note 13 - Settlement Agreements”), Lucas requested the return of certain assets granted to Victory Energy Corporation (“Victory”) as part of the Rogers Settlement. Those assets included the assignment of a 3.28% leasehold working interest in the Dingo Unit well and a 1.48% leasehold working interest in the Platypus Unit well; as well as 44,070 shares of common stock of Lucas. These assets were subsequently returned to Lucas. As a result, Lucas recorded a reduction of $110,616 to our oil and gas property full-cost pool representing the fair value of the forfeited shares ($2.51 per share) on the date the common stock was returned to Lucas, September 24, 2015.

During the year ended March 31, 2015, we obtained new leases and were able to increase our Eagle Ford shale working interest share in certain Karnes County and Gonzales County, Texas properties from 15% to 100%. As a result, we capitalized approximately $400,000 in leasehold costs. We also acquired a new lease on a 300 acre lease in certain proved and unproved oil and gas properties located in the Eagle Ford Shale in south Texas for approximately $236,000. Additionally, we entered into agreements with Penn Virginia Corporation (“PVA”) for participation in five wells with working interests ranging from 1.48% to 3.28% in the Eagleville field. In February 2015, per the Collaboration Agreement (described and defined below under “Note 13 - Settlement Agreements”) with Victory, we agreed to assign Victory all rights and interests to the five Penn Virginia wells. The Collaboration Agreement was subsequently terminated in May 2015.

Sale of Oil and Gas Natural Properties

On June 25, 2015, we closed the sale of 139.04 net acres of oil and gas properties located in Karnes County, Texas, to Earthstone Energy, Inc. (“Earthstone Energy”), which included the sale of all working interest, net lease interest and contractual rights owned by us in the Copeland-Karnes Unit and the Griffin Unit (the “Units”), but not any contractual obligations relating to the LEI Copeland-Karnes wellbore and the LEI Griffin wellbore or production therefrom. Earthstone Energy also became the operator of the Units. The total purchase price paid to us for the purchase was $347,600, along with the grant from Earthstone Energy to us of an option to participate, at cost, for up to 20% of an 8/8ths interest, in all future operations within the proposed ESTE-Boggs Unit upon successfully obtaining the required funding, provided that we were required to exercise the option on or before August 1, 2015. We were unable to provide the required funding and as a result, we were not able to exercise our option to participate, which option expired.

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

In addition, on June 25, 2015, per the Victory Settlement Agreement (described below under “Note 13 - Settlement Agreements”), Victory retained ownership and control over five Penn Virginia well-bores and also retained the obligations to pay expenses associated with such Penn Virginia well-bores effective after August 1, 2014; and we also assigned Victory rights to another property located in the same field as the Penn Virginia well-bores. In total, six Penn Virginia well-bores rights were assigned to Victory, representing a $529,860 credit to our oil and gas property full-cost pool, provided that as described above certain of those assets were reassigned to us on September 24, 2015.

During the year ended March 31, 2015, the Company signed two binding participation agreements with Earthstone in August 2014, to jointly develop the Company’s Karnes County and Gonzales County, Texas acreage in the Eagle Ford shale formation. At closing, Lucas received approximately $572,000 for a 50% working interest on approximately 720 acres. In February 2015, our ownership percentage in two wells in Karnes County was then assigned to Victory as part of a proposed business combination with Victory. The proposed business combination was subsequently terminated in May 2015 (See “Note 13 – Settlement Agreements” for settlement terms).

On October 10, 2014, the Company completed the sale of its 100% working interest in oil and gas leases and wells/wellbores in Madison County, Texas for $700,000. The cash transaction included approximately 450 net mineral acres primarily in the Buda and Glen Rose formations. Management determined this acreage to be non-core and utilized the proceeds to purchase leaseholds in Gonzales County, Texas in addition to debt service and for general corporate purposes. All oil and natural gas property sale proceeds were treated as a reduction in the full cost pool with no gain or loss recorded on the sales.

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

Office Lease

On July 27, 2015, we moved our corporate headquarters from 3555 Timmons Lane, Suite 1550, Houston, Texas 77027 to 450 Gears Road, Suite 780, Houston, Texas 77067 in connection with the expiration of our prior office space lease and received proceeds from our security deposit of $6,628. We entered into a sublease on approximately 3,300 square feet of office space that expired on January 31, 2016 and had a base monthly rent of approximately $5,000 of which we had paid four months in advance as well as a $5,000 security deposit. For the proceeding months, we paid month-to-month rent until we were able to move into our new office suite located in Suite 860 at the same physical address location. The new office space is approximately 4,400 square feet and has a base monthly rent of approximately $7,700 for the first year and approximately $7,900, $8,000, $8,200 and $8,400 for subsequent years. We also paid an $8,400 deposit and received proceeds from our prior security deposit of $5,000.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the future retirement of oil and natural gas properties for the years ended March 31, 2016 and 2015:

	2016	2015
Carrying amount at beginning of year	$1,051,694	$978,430
Accretion	127,476	110,147
Reduction for sale of oil and gas property	—	(36,883)
Carrying amount at end of year	$1,179,170	$1,051,694

NOTE 6 – NOTES PAYABLE

Victory Loan

On February 3, 2015, Victory Energy Corporation and Lucas entered into a letter of intent for a business combination between Victory and Lucas that outlined the proposed terms under which Victory and Lucas planned to combine through a merger. In anticipation of the merger, Victory desired to provide Lucas with loans necessary to allow Lucas to meet working capital requirements and to pay down certain payables so that Lucas could maintain key vendors and cover transaction costs during the period prior to the merger. As collateral for the loans that were to be made by Victory to Lucas, Lucas was to pledge to Victory shares of Lucas common stock pursuant to a pledge and security agreement.

Victory had loaned Lucas a total of $350,000 through March 31, 2015, which was recognized as a current liability on the balance sheet on March 31, 2015 as the maturity date for the loan was February 26, 2016. After March 31, 2015, but prior to the entry into the Victory settlement on June 24, 2015, noted below, Victory loaned Lucas an additional $250,000 for a total loan balance of $600,000.

On May 11, 2015, Victory notified Lucas that Victory did not intend to proceed with the merger and thereby terminated the letter of intent. Thereafter, on June 24, 2015, Lucas and Victory executed a Settlement Agreement and Mutual Release whereby, among other things, Lucas acknowledged that Victory had no further obligation to advance any funds to Lucas, and Lucas exchanged working interests in certain oil and gas properties and 44,070 shares of restricted common stock (the “Settlement Shares”) in complete satisfaction of the $600,000 owed to Victory under the Loan Agreement.

Therefore, we recognized no liability to Victory as of March 31, 2016 on our balance sheet, as the loan amount was allocated to oil and gas property full-cost pool as part of the $529,860 credit described in Note 4. The 44,070 shares of restricted common stock were ultimately forfeited and returned to Lucas on September 24, 2015 due to Victory’s failure to comply with the terms of the Rogers Settlement (which is defined and described in greater detail below under “Note 13 - Settlement Agreements”). The forfeited shares, along with 1,476 treasury shares (for a total of 45,546 shares of common stock), were then sold by us in a private transaction on September 28, 2015 for an aggregate of $104,754 (see “Note 9 – Stockholders’ Equity” below).

Rogers Loan

At March 31, 2016, the Company had $7,153,734 due under the $7.5 million Letter Loan Agreement (as amended, modified, restated and revised to date, the “Rogers Loan”) originally entered into with Louise H. Rogers (“Rogers”) on August 13, 2013. Amortization of debt discount of $21,323 was recorded during the year ended March 31, 2016. No unamortized discount remained as of March 31, 2016.

On August 28, 2015, we and Rogers entered into an amendment to the Rogers Loan. Pursuant to the amendment, the parties agreed to extend the maturity date of the Rogers Loan to October 31, 2016 (from September 13, 2015); we agreed to pay all professional fees incurred by Rogers; we agreed to make principal payments to Rogers from certain insurance proceeds to be received after the date of the amendment, which we have not received; we agreed to pay Rogers $39,000 in lieu of interest on the Rogers Loan as well as all operating income of collateralized assets (beginning October 1, 2015); and the parties agreed that if after 90 days a related party of Silver Star and Rogers could not agree to a buyout of the Rogers Loan, which did not occur, the Company would transfer all of its assets to a wholly-owned subsidiary, which as noted below, occurred on December 16, 2015. In connection with the amendment, Rogers also agreed to waive all past events of default which had occurred under the terms of the Rogers Loan.

On December 14, 2015, we entered into an amendment to the Rogers Loan. The amendment (i) required us to transfer all of our oil and gas interests and equipment to our then newly formed wholly-owned Texas subsidiary, CATI Operating LLC; (ii) clarified that following the transfer, Rogers had no right to foreclose upon the Company (at the Nevada corporate parent level) upon the occurrence of an event of default under the Rogers Loan, and that instead Rogers would only take action against CATI and its assets; and (iii) required Rogers to release all UCC and other security filings on the Company (provided that Rogers is allowed to file the same filings on CATI and its assets). Subsequently, we formally assigned all of our oil and gas interests and equipment to CATI pursuant to an Assignment and Bill of Sale dated December 16, 2015.

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

Silver Star Line of Credit

On August 30, 2015, Lucas entered into a Non-Revolving Line of Credit Agreement with Silver Star. The line of credit provides the Company the right, from time to time, subject to the terms of the line of credit, to issue up to $2.4 million in convertible promissory notes to Silver Star. Specifically, the Company has the right to request advances in an amount not to exceed $200,000, every thirty days, subject to the conditions set forth in the line of credit.

Unless otherwise agreed between the parties, each of the convertible notes are due and payable on October 1, 2016, accrue interest at the rate of 6% per annum (15% upon the occurrence of an event of default), and allow the holder thereof the right to convert the principal and interest due thereunder into common stock of the Company at a conversion price of $1.50 per share, provided that the total number of shares of common stock issuable upon conversion of the convertible notes cannot exceed 19.9% of our outstanding shares of common stock on August 30, 2015 (or the total voting power outstanding on such date), the date the line of credit was agreed to, which was 243,853 shares (when factoring in certain other shares of common stock sold to an affiliate of Silver Star), or otherwise exceed the amount of shares that would require stockholder approval under applicable NYSE MKT rules, unless or until we receive stockholder approval for such issuances. In the event the number of shares of common stock issuable upon conversion of the convertible notes exceeds such threshold, the notes cannot be converted into common stock. We have the right to prepay the convertible notes at any time, provided we provide the holder at least 30 days prior notice of our intention to prepay such notes.

During the year ended March 31, 2016, the Company issued five convertible notes totaling $1,000,000 to Silver Star in $200,000 increments on September 28, 2015, October 21, 2015, November 23, 2015, December 31, 2015 and February 10, 2016, pursuant to the terms of the line of credit. If fully converted by Silver Star (without factoring in any accrued and unpaid interest thereon, which is also convertible into our common stock as provided in the note, or taking into account any conversion limitations associated therewith), a total of 133,334 shares of common stock would be required to be issued to Silver Star for each note (representing approximately between 8.4% and 9.1% of our then outstanding shares of common stock) and if fully converted at maturity, when factoring in accrued interest thereon through maturity, a total of approximately 700,778 shares of common stock would be required to be issued to Silver Star for the five notes issued, of which only approximately 243,853 common shares are eligible to be fully converted in order to not exceed the 19.9% threshold noted above.

The convertible notes contained a beneficial conversion feature with a combined intrinsic value of $687,987 for the five notes. The intrinsic value is based upon the difference between the market price of Lucas’s common stock on the date of issuance and the conversion price of $1.50. The total number of shares of common stock issuable upon conversion of the convertible notes cannot exceed 19.9% of our outstanding shares of common stock on August 30, 2015, the date the line of credit was agreed to, without stockholder approval. Therefore, only $227,910 in intrinsic value was recognized as a discount based on the 243,853 common shares limitation noted above. The discount is being amortized through interest expense using the effective interest method over the term of the notes.

The Company determined that the remaining 456,925 common shares available for issuance are contingently convertible based on the fact that these additional notes require stockholder approval before they can be converted. Therefore, the Company will not record the additional debt discount of $460,077 for the beneficial conversion feature intrinsic values for these common shares or for any subsequent notes issued until those notes are deemed convertible by shareholder approval.

On February 1, 2016, we entered into a first amendment to the Non-Revolving Line of Credit Agreement with Silver Star, which added a 9.99% ownership blocker to the convertible promissory notes and which prevents the holder of the notes from converting such notes into common stock if upon such conversion the holder would beneficially own more than 9.99% of our outstanding common stock, subject to the ability of any holder to modify such limitation with 61 days prior written notice. We also received notice on February 2, 2016, that $300,000 of the convertible notes were assigned by Silver Star to Rockwell Capital Partners.

On March 28, 2016, Rockwell Capital Partners converted $206,000 of the principal and interest due on such convertible notes into shares of our common stock at a conversion price of $1.50 per share, for an aggregate of 137,333 shares. As a result, the Company fully amortized the $73,333 discount associated with the September 28, 2015 Note.

As of March 31, 2016, we had total convertible notes due to Silver Star and Rockwell Capital Partners of $714,817 (net of the unamortized discount of $85,182) which is recognized as a short-term liability on the Company’s balance sheet as of March 31, 2016. The Company has also recognized approximately $14,100 in accrued interest as of March 31, 2016.

HFT Convertible Promissory Note Purchase Agreement and Convertible Promissory Notes

On March 29, 2016, Lucas entered into a Convertible Promissory Note Purchase Agreement with HFT Enterprises, LLC. Pursuant to the Note Purchase Agreement, we agreed to issue an aggregate of $600,000 in convertible notes, including $300,000 in convertible notes purchased on the date of the parties’ entry into the agreement, and $150,000 in convertible notes purchased by Debra Herman, the wife of Michael Herman, the principal of HFT, on April 26, 2016. We also granted Mrs. Herman warrants to purchase 124,285 shares of common stock with an exercise price of $1.50 per share on April 26, 2016, when the final loan was made pursuant to the terms of the agreement. We also agreed pursuant to the Note Purchase Agreement (a) to seek stockholder approval for the issuance of all of the shares of common stock issuable upon conversion of the convertible notes and exercise of the warrants, at such time as the Company seeks shareholder approval for the issuance of shares of common stock in connection with the Asset Purchase Agreement (discussed in more detail in “Note 2 – Liquidity and Going Concern Considerations”).

Each of the convertible notes are due and payable twelve months from their issuance date, accrue interest at the rate of 6% per annum (15% upon the occurrence of an event of default), and allow the holder thereof the right to convert the principal and interest due thereunder into common stock of the Company at a conversion price of $1.50 per share, provided that the total number of shares of common stock issuable upon conversion of the convertible notes cannot exceed 19.9% of our outstanding shares of common stock on March 29, 2016 (or the total voting power outstanding on such date), the date the Note Purchase Agreement was agreed to, which was approximately 292,110 shares, or otherwise exceed the amount of shares that would require stockholder approval under applicable NYSE MKT rules, unless or until we receive stockholder approval for such issuances. In the event the number of shares of common stock issuable upon conversion of the convertible notes exceeds such threshold, the notes cannot be converted into common stock. We have the right to prepay the convertible notes at any time, provided we provide the holder at least 10 days prior notice of our intention to prepay such notes.

The warrants allow for cashless exercise rights, to the extent that such shares of common stock issuable upon exercise thereof are not registered under the Securities Act, and include anti-dilutive rights, for the first 12 months following the grant date of such warrants, which automatically reduce the exercise price of the warrants to any lower priced security sold, granted or issued by us during such anti-dilutive period, subject to certain exceptions, including officer and director grants and the transactions contemplated by that certain Asset Purchase Agreement discussed and described in greater detail in “Note 2 – Liquidity and Going Concern Considerations”.

At no time may the convertible notes be converted, or the warrants be exercised, into shares of our common stock if such conversion or exercise, as applicable, would result in the holder of such security and its affiliates owning an aggregate of in excess of 9.99% of the then outstanding shares of our common stock, subject to the ability of holder to modify such limitation with 61 days prior written notice to us.

As described above, during the year ended March 31, 2016, the Company issued two convertible notes totaling $450,000 to HFT. If fully converted by HFT (without factoring in any accrued and unpaid interest thereon, which is also convertible into our common stock as provided in the note, or taking into account any conversion limitations associated therewith), a total of 200,000 and 100,000 shares of common stock would be required to be issued to HFT for each note, respectively (representing approximately 20% of our then outstanding shares of common stock) and if fully converted at maturity, when factoring in accrued interest thereon through maturity, a total of 318,504 shares of common stock would be required to be issued to HFT for the two notes issued, of which only approximately 292,110 common shares are eligible to be fully converted in order to not exceed the 19.9% threshold noted above.

The convertible notes contained a beneficial conversion feature with a combined intrinsic value of $450,000 for the two notes. The intrinsic value is based upon the difference between the market price of Lucas’s common stock on the date of issuance and the conversion price of $1.50. As the total number of shares of common stock issuable upon conversion of the convertible notes cannot exceed 19.9% of our outstanding shares of common stock on March 29, 2016, the date the Note Purchase Agreement was agreed to, without stockholder approval; only $438,165 in intrinsic value was recognized as a discount based on the 292,110 common shares limitation noted above. The discount is being amortized through interest expense using the effective interest method over the term of the notes.

The Company determined that the remaining 7,890 common shares available for issuance are contingently convertible based on the fact that these additional notes require stockholder approval before they can be converted. Therefore, the Company will not record the additional debt discount of $11,835 for the beneficial conversion feature intrinsic values for these common shares or for any subsequent notes issued until those notes are deemed convertible by shareholder approval. However, we fully discounted the entire notes as the fair value of the warrants far exceeds $11,835.

As of March 31, 2016, we had total convertible notes due to HFT of $25,000 (net of the unamortized discount of $425,000) which is recognized as a short-term liability on the Company’s balance sheet as of March 31, 2016. The Company has also recognized no accrued interest as of March 31, 2016.

Dreeben Note

On March 28, 2016, we borrowed $250,000 from Alan Dreeben, who is one of the sellers of the assets we plan to acquire pursuant to the Asset Purchase Agreement, pursuant to a short-term promissory note. The short-term promissory note has a principal balance of $275,000 (the $250,000 borrowed plus a 10% original issue discount), does not accrue interest unless an event of default occurs thereunder, at which time the note accrues interest at 15% per annum, has a maturity date of June 28, 2016 and contains standard and customary events of default. The short-term promissory note may be prepaid at any time without penalty. As additional consideration for Mr. Dreeben agreeing to make the loan, we agreed to issue Mr. Dreeben 15,000 restricted shares of common stock, which to date, have not been issued. Therefore, as of March 31, 2016, we accrued $48,000 in stock payable, which is based on the closing price of the Company’s common stock ($3.20 per share) on March 28, 2016. We also recognized the value of the $48,000 stock payable as a discount to the short-term promissory note in addition to the original discount of $25,000, for a total discount of $73,000.

As of March 31, 2016, we had a short-term promissory due to Alan Dreeben of $202,000 (net of the unamortized discount of $73,000), which is recognized as a short-term liability on the Company’s balance sheet as of March 31, 2016.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Minimum Commitments. The Company has operating leases for office space in Houston, Texas and land for a field office in Gonzales, Texas. The Company incurred rental expense of $95,815 and $136,061 for the years ended March 31, 2016 and 2015, respectively.

Future minimum annual rental commitments under non-cancelable leases at March 31, 2016 were approximately $84,000 through March 31, 2017, $86,000 through March 31, 2018, $88,000 through March 31, 2019, $90,000 through March 31, 2020, and $134,000 thereafter.

Legal Proceedings. From time to time suits and claims against Lucas arise in the ordinary course of Lucas’s business, including contract disputes and title disputes. Lucas records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

Employment Agreements. November 1, 2012, we entered into an Employment Agreement with Anthony C. Schnur, our Chief Executive Officer and Interim Chief Financial Officer, which agreement was amended and restated December 12, 2012. The agreement had a term of two years, expiring on October 31, 2014, provided that the agreement is automatically extended for additional one year terms, unless either party provides notice of their intent not to renew within the 30 day period prior to any automatic renewal date, which notice was not provided as of October 31, 2014 or 2015, and which agreement therefore extended until October 31, 2016. The Company agreed to pay Mr. Schnur a base annual salary of $310,000 during the term of the agreement, of which $290,000 is payable in cash and $20,000 is payable in shares of the Company’s common stock. In the event the agreement is terminated by the Company for a reason other than cause (as described in the agreement) or by Mr. Schnur for good reason (as described in the agreement), Mr. Schnur is due in the form of a lump sum payment, the product of the base salary and bonus he was paid under the agreement for the prior 12 month period, provided that if such termination occurs six months before or 24 months following the occurrence of a Change of Control (as described in the agreement), Mr. Schnur is due 200% of the amount described above upon such termination. The requirement to pay severance fees under the Employment Agreement may prevent or delay a change of control of the Company.

NOTE 8 – INCOME TAXES

The Company did not record a provision for income taxes for the years ended March 31, 2016 and 2015, as a result of the losses and change in valuation allowance for each year.

	2016	2015
Current taxes:
Federal	$—	$—
State	—	—
	—	—
Deferred taxes:
Federal	—	—
State	—	—
	—	—
Total	$—	$—

The following is a reconciliation between actual tax expense and income taxes computed by applying the U.S. federal income tax rate to income from continuing operations before income taxes for the two years ended March 31, 2016 and 2015:

	2016	2015
Computed at expected tax rates (34%)	$(8,652,916)	$(1,739,023)
Meals and entertainment	50,598	4,798
Return to accrual true-up	(13,068)	(3,166)
Change in valuation allowance	8,615,836	1,737,391
Total	$—	$—

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	At March 31,
	2016	2015
Deferred tax assets:
Net operating tax loss carryforwards	$14,638,485	$13,569,633
Gain on sale of oil and gas properties	6,696,052	6,338,092
Depletion	1,678,175	1,568,840
Unrealized net loss on available-for-sale securities	123,954	123,954
Share-based compensation	387,564	337,769
Total deferred tax assets	$23,524,230	$21,938,288

Deferred tax liabilities:
Intangible drilling costs	(959,124)	(8,228,899)
Depreciation	(3,014,952)	(2,723,006)
Other	144,903	93,288
Total deferred tax liabilities	(3,829,173)	(10,858,617)

Subtotal	19,695,057	11,079,671
Less: Valuation allowance	(19,695,057)	(11,079,671)
Total	$—	$—

At March 31, 2016, we had estimated net operating loss carry-forwards for federal and state income tax purposes of approximately $43.1 million which will begin to expire, if not previously used, beginning in the year 2030.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

The Company files income tax returns for federal and state purposes. Management believes that with few exceptions, the Company is not subject to examination by United States tax authorities for tax periods prior to 2011.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common and Treasury Stock

On April 15, 2014, the Company agreed to sell an aggregate of 133,334 (post reverse split of 1:25) units to certain institutional investors at a purchase price of $15.00 per unit or $2 million in aggregate, with each unit consisting of one share of common stock (the “Shares”) and 0.50 of a warrant to purchase one share of the Company’s common stock at an exercise price of $25.00 per share and a term of five years (the “Warrants”, and collectively with the Shares, the “Units”). On April 21, 2014, the offering closed, and the Company subsequently received an aggregate of $2,000,000 in gross funding and a net of approximately $1.8 million (after deducting associated legal and placement agent fees). In total, the Company sold 133,334 shares of common stock and warrants to purchase 66,668 shares of common stock. The Company used the funds raised in the offering to pay expenses related to lease operating, workover activities and for general corporate purposes, including general and administrative expenses.

On April 29, 2014, in connection with our entry into an amendment to the Rogers Loan (see “Note 6 - Notes Payable”), we agreed to issue 3,000 shares (post reverse split of 1:25) of restricted common stock at a purchase price of $15.75 per share (the closing sales price of the Company’s common stock on April 29, 2014 (post reverse split of 1:25)), to Robertson Global Credit, LLC (“Robertson”), the administrator of the loan, as additional consideration for the modifications. The listing of the shares was formally approved by the NYSE MKT LLC on May 8, 2014 and subsequently issued to Robertson on May 16, 2014.

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

Lucas did not repurchase any shares of its common stock during the year ended March 31, 2015. The shares previously purchased were held by Lucas’s transfer agent as treasury stock, and the shares were treated as issued, but not outstanding, at March 31, 2015. The shares were recorded at a cost of $49,159.

On March 28, 2016, Rockwell Capital Partners converted $206,000 of the principal and interest due on certain convertible notes held by such entity into shares of our common stock at a conversion price of $1.50 per share, and was issued an aggregate of 137,333 shares of common stock (as described in greater detail above under “Note 6 – Notes Payable”).

See “Note 10 – Share-Based Compensation” for information on common stock activity related to share-based compensation, including shares granted to the Board of Directors, officers and employees.

Preferred Stock

As of March 31, 2016, the Company has 500 shares of Series A Convertible Preferred Stock issued and outstanding. Each share of the Series A Convertible Preferred Stock is convertible into 40 shares of the Company’s common stock and has no liquidation preference and no maturity date. Additionally, the conversion rate of the Series A Convertible Preferred Stock adjusts automatically in connection with and in proportion to any dividends payable by the Company in common stock. Subsequently, on April 19, 2016, the holder of our Series A Convertible Preferred Stock, agreed to convert all 500 shares of our outstanding Series A Convertible Preferred Stock into 20,000 shares of our common stock. We agreed to pay the holder $20,000 in connection with and effective upon such conversion in order for us to comply with the terms of the Asset Purchase Agreement which requires that no shares of Series A Convertible Preferred Stock are outstanding at the closing.

Warrants

The following summarizes Lucas’s warrant activity for each of the two years ended March 31, 2016:

	2016		2015
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at Beginning of Year	232,585	$50.34	171,943	$61.01
Issued	—	—	66,668	25.00
Expired	—	—	(6,026)	74.50
Outstanding at End of Year	232,585	$47.64	232,585	$50.34

During the year ended March 31, 2016, no warrants were issued or exercised and no warrants expired. However, warrants to purchase 66,668 shares of common stock issued in connection with an equity raise completed in fiscal year 2015, contained a weighted average anti-dilutive provision in which the exercise price of the warrants are adjusted downward based on any subsequent issuance or deemed issuance of common stock or convertible securities by the Company for consideration less than the then exercise price of such warrants. As a result of the anti-dilution rights, the exercise price of the warrants were adjusted from $25.00 per share (as of March 31, 2015) to $15.56 per share (as of March 31, 2016), in connection with our issuance of common stock and convertible securities for consideration less than the then exercise price of the warrants during the year ended March 31, 2016, and there was a corresponding reduction in the average exercise price of all warrants outstanding from $50.34 per share to $47.64 per share, for the years ended March 31, 2015 and March 31, 2016, respectively. As of March 31, 2016, the fair value of the derivative liability associated with the 66,668 warrants was $126,960. Changes in the derivative liability fair value are recorded as other expense on the consolidated statement of operations.

During the year ended March 31, 2015, no warrants were exercised and warrants to purchase 6,026 shares of our common stock with an exercise price of $74.50 per share expired unexercised. These warrants were granted in connection with the sale of units in the Company’s unit offering in December 2010 and had an expiration date of July 4, 2014. The Company granted warrants to purchase 66,668 shares of our common stock with an exercise price of $25.00 per share and a term of five years in conjunction with the sale of units in the Company’s unit offering in April 2014. The warrants became exercisable on April 21, 2014 and will remain exercisable thereafter until April 21, 2019.

At March 31, 2016, 11,195 outstanding warrants had an intrinsic value of $34,369. The intrinsic value is based upon the difference between the market price of Lucas’s common stock on the date of exercise and the grant price of the stock options. These warrants were initially issued in connection with the Rogers Loan on August 13, 2013, and the exercise price was lowered from $33.75 to $0.01 per share on August 12, 2015.

NOTE 10 – SHARE-BASED COMPENSATION

Common Stock

On February 8, 2016, the Company’s Board of Directors adopted, subject to the ratification of the shareholders, the Company’s Amendment to the 2014 Stock Incentive Plan (“2014 Amended Plan”). At the annual shareholder meeting held on March 29, 2016, Company shareholders approved the 2014 Amended Plan providing for the Company to issue up to an additional 55,000 shares of common stock under the 2014 Incentive Plan (described below, 95,000 in total) to officers, directors, employees, contractors and consultants for services provided to the Company and amend the definition of “Eligible Person” under the 2014 Amended Plan to exclude “instances where services are in connection with the offer or sale of securities in a capital-raising transaction, or they directly or indirectly promote or maintain a market for the Company’s securities”. The Company registered shares to be issued under the 2014 Amended Plan in a Form S-8 registration statement filed with the SEC in April 2016.

On December 27, 2013, the Company’s Board of Directors adopted, subject to the ratification of the shareholders, the Company’s 2014 Stock Incentive Plan (“2014 Incentive Plan”). At the annual shareholder meeting held on February 13, 2014, Company shareholders approved the 2014 Incentive Plan providing for the Company to issue up to 40,000 shares of common stock to officers, directors, employees, contractors and consultants for services provided to the Company. The Company registered shares to be issued under the 2014 Incentive Plan in a Form S-8 registration statement filed with the SEC in May 2014 and amended in April 2016. At March 31, 2016, 95,000 shares are available for issuance under the 2014 Incentive Plan as amended.

During the annual shareholder meeting held on March 31, 2012, Company shareholders approved the Lucas Energy, Inc. 2012 Stock Incentive Plan (“2012 Incentive Plan”) providing for the Company to issue up to 60,000 shares of common stock to officers, directors, employees, contractors and consultants for services provided to the Company. The Company registered shares to be issued under the 2012 Incentive Plan in a Form S-8 registration statement filed with the SEC in April 2012. At March 31, 2016, no shares remained available for awards under the 2012 Incentive Plan.

During the annual shareholder meeting held on March 30, 2010, Company shareholders approved the Lucas Energy, Inc. Long Term Incentive Plan (“2010 Incentive Plan”) providing for the Company to issue up to 36,000 shares of common stock to officers, directors, employees, contractors and consultants for services provided to the Company. The Company registered shares to be issued under the 2010 Incentive Plan in a Form S-8 registration statement filed with the SEC in April 2010. At March 31, 2016, 128 shares remained available for awards under the 2010 Incentive Plan.

For the year ended March 31, 2016, Lucas issued 21,438 shares of its common stock with an aggregate grant date fair value of $78,770, which were valued based on the trading value of Lucas’s common stock on the date of grant. Also, on March 31, 2016, the Company awarded an additional 7,653 shares of its common stock with an aggregate grant fair value of $23,572, which were valued based on the trading value of Lucas’s common stock on the date of grant. Those common stock awards had yet to be issued as of March 31 2016, and therefore, were recognized as accrued stock payable on the balance sheet. The shares were awarded according to the employment agreements with certain officers and other managerial personnel.

For the year ended March 31, 2015, Lucas issued 5,241 shares of its common stock with an aggregate grant date fair value of $49,838, which were valued based on the trading value of Lucas’s common stock on the date of grant. Also, on March 25, 2015, the Company awarded an additional 3,689 shares of its common stock with an aggregate grant fair value of $19,363, which were valued based on the trading value of Lucas’s common stock on the date of grant. Those common stock awards had yet to be issued as of March 31 2015, and therefore, were recognized as accrued stock payable on the balance sheet and settled in fiscal year 2016. The shares were awarded according to the employment agreements with certain officers and other managerial personnel.

Stock Options

The following summarizes Lucas’s stock option activity for each of the years ended March 31, 2016 and 2015:

	2016		2015
	Number of Stock Options	Weighted Average Grant Price	Number of Stock Options	Weighted Average Grant Price
Outstanding at Beginning of Period	24,920	$33.81	36,579	$34.63
Granted	—	—	4,000	5.50
Expired/Cancelled	(2,000)	32.00	(15,659)	28.50
Outstanding at End of Period	22,920	$33.96	24,920	$33.81

During the year ended March 31, 2016, Lucas granted no stock options, and of the Company’s outstanding options, no options were exercised or forfeited, while 2,000 options expired, which were previously issued to a director on July 2, 2013.

During the year ended March 31, 2015, Lucas granted two directors of the Company stock options to purchase an aggregate of 4,000 shares of common stock with a fair value of $13,680, which vested immediately upon issuance with a three year exercise period. The stock options equaled the closing price of the Company stock on March 25, 2015 ($5.55 per share as adjusted for the subsequent 1:25 reverse stock split). As the stock options vested immediately, the Company recognized $13,860 in compensation expense on March 25, 2015. All grants were valued at fair value on the date of grant based on the market value of Lucas’s common stock using the Black Scholes option pricing model with the following weighted average assumptions used; dividend yield of 0.00%; expected volatility of 176.26%; risk-free interest rate of .02% and expected term of three years.

Of the Company’s outstanding options, no options were exercised or forfeited during the year ended March 31, 2015, while 8,667 options expired and 6,960 options were cancelled due to the resignation of Ken Daraie, W. Andrew Krusen, Jr. and Ryan J. Morris from the Board of Directors of Lucas on October 10, 2014, and an additional 32 options were cancelled due to employee terminations.

Compensation expense related to stock options during the years ended March 31, 2016 and 2015 was $61,202 and $149,948, respectively.

Options outstanding and exercisable at March 31, 2016 and 2015 had no intrinsic value. The intrinsic value is based upon the difference between the market price of Lucas’s common stock on the date of exercise and the grant price of the stock options.

At March 31, 2016, unrecognized compensation expense related to non-vested stock options totaled $30,505. This unrecognized expense is expected to be amortized to expense on a straight-line basis over a weighted average period of 1.5 years.

Options outstanding and exercisable as of March 31, 2016:

Exercise Price	Remaining Life (Yrs)	Options Outstanding	Options Exercisable
$24.50	0.70	3,000	3,000
$40.75	1.60	4,000	3,000
$43.50	1.60	6,000	6,000
$40.25	1.80	2,000	2,000
$39.50	1.60	2,000	2,000
$5.50	2.00	4,000	4,000
$51.75	4.50	1,920	1,920
	Total	22,920	21,920

NOTE 11 – POSTRETIREMENT BENEFITS

Lucas maintains a matched defined contribution savings plan for its employees. During the year ended March 31, 2016 and 2015, Lucas’s total costs recognized for the savings plan were $26,900 and $41,376, respectively.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the years ended March 31, 2016 and 2015:

	2016	2015
Interest	$76,229	$782,783
Income taxes	—	44,500

Non-cash investing and financing activities for the years ended March 31, 2016 and 2015 included the following:

	2016	2015
Change in Accrued Capital Expenditures	$125,325	$617,137
Additional Debt Incurred from Loan Restructuring	$—	$211,769
Discounts on Notes Payable	$48,000	$—
Discount from Beneficial Conversion Feature on Convertible Notes	$677,909	$—
Forgiveness of Debt in Victory Settlement	$600,000	$—
Conversion of Preferred Stock to Common Stock	$—	$2,321,700
Issuance of Restricted Stock for Amended Loan	$—	$47,250
Common Stock Issued to Settle Stock Payable	$234,777	$—
Return and Cancellation of Common Stock Issued in Victory Settlement	$(110,616)	$—
Conversion of Convertible Notes in Common Stock	$206,000	$—
Decrease in Asset Retirement Obligations	$—	$(36,883)

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

Victory Settlement

Pursuant to the Victory Settlement, we and Victory agreed to terminate any and all obligations between the parties pursuant to that certain February 2, 2015 Letter of Intent for Business Combination, pursuant to which we and Victory previously planned to combine our companies, and that certain Pre-Merger Collaboration Agreement dated February 26, 2015, as amended by amendment No. 1 thereto, dated March 3, 2015 (as amended, the “Collaboration Agreement”); that Victory would retain ownership and control over five Penn Virginia well-bores (the “Penn Virginia Well-Bores”) and would also retain the obligations to pay expenses associated with such Penn Virginia Well-Bores effective after August 1, 2014; and that we would also assign Victory rights to another property located in the same field as the Penn Virginia Well-Bores. We also confirmed the amount of $600,000 previously advanced to us by Victory pursuant to the terms of a prior Pre-Merger Loan and Funding Agreement dated February 26, 2015 (the “Funding Agreement”); that Victory had no further obligations to advance any additional funds to us pursuant to the terms of the Funding Agreement (which originally provided us the right to borrow up to $2 million from Victory); and that we would issue 44,070 shares of our restricted common stock to Victory (the “Victory Shares”) in full consideration of the $600,000 owed under the Funding Agreement (which were to be held in escrow until the payment of amounts owed to Rogers under the Rogers Settlement described below). We and Victory also agreed to release each other from any and all claims, demands and causes of action which either party had against the other prior to the June 25, 2015 effective date of the Victory Settlement, whether known or unknown, in connection with the terminated agreements. The Victory Shares were in lieu of any shares of common stock we were required to pledge to Victory pursuant to the terms of the Funding Agreement and related agreements. The Victory Shares were ultimately forfeited and returned to Lucas on September 24, 2015 due to Victory’s failure to comply with the terms of the Rogers Settlement described below. The forfeited shares, along with 1,476 treasury shares (for a total of 45,546 shares of common stock), were then sold in a private transaction on September 28, 2015 for an aggregate of $104,754 (see “Note 9 – Stockholders’ Equity” above).

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

All payments owed to Rogers were not made by August 27, 2015 and on September 3, 2015, Lucas requested from the escrow agent the return of certain assets granted to Victory as part of the Victory Settlement. Those assets included the assignment of a 3.28% leasehold working interest in the Dingo Unit and a 1.48% leasehold working interest in the Platypus Unit; as well as 44,070 shares of common stock of Lucas. In turn, the escrow agent returned these assets to Lucas and the 44,070 shares were returned to the Company and returned to treasury.

NOTE 14 – SUBSEQUENT EVENTS

On April 6, 2016, we entered into a Securities Purchase Agreement with an accredited institutional investor, pursuant to which we issued a redeemable convertible subordinated debenture, with a face amount of $530,000, convertible into 163,077 shares of common stock at a conversion price equal to $3.25 per share and a warrant to purchase 1,384,616 shares of common stock (subject to adjustment thereunder) at an exercise price equal to $3.25 per share (the “First Warrant”). The accredited institutional investor purchased the debenture at a 5.0% original issue discount for the sum of $500,000 and agreed that it will exercise the First Warrant, upon satisfaction of certain conditions, for the sum of $4.5 million.

Also on April 6, 2016, we entered into a Stock Purchase Agreement with the same accredited institutional investor, pursuant to which we agreed, subject to certain conditions, to issue 527 shares of Series C redeemable convertible preferred stock (the “Series C Preferred Stock”)(with a face value of $5.26 million) at a 5% original issue discount, convertible into 1,618,462 shares of common stock at a conversion price of $3.25 per share, and a warrant to purchase 1,111,112 shares of common stock at an exercise price of $4.50 per share (the “Second Warrant”). Under the terms of the Stock Purchase Agreement, the Second Warrant and 53 shares of Series C Preferred Stock will be sold and issued for $500,000 after the Acquisition (as defined and described in “Note 2 – Liquidity and Going Concern Considerations”) closes, and, assuming the Acquisition closes, the remaining 474 shares of Series C Preferred Stock will be sold and issued for $4.5 million immediately after approval by our stockholders for NYSE MKT purposes, of the issuance of shares of common stock issuable upon conversion/exercise thereof, and at such time as there is an effective registration statement in place covering the shares of common stock issuable upon conversion of the Series C Preferred Stock and exercise of the Second Warrant.

The debenture matures in seven years and accrues interest at a rate of 6.0% per annum, subject to adjustment as provided in the debenture. The debenture converts into shares of common stock, at a rate of $3.25 per share, automatically upon the earlier of (i) the maturity date or (ii) the last to occur of the closing of the Acquisition or the date on which certain equity conditions (as defined in the debenture) have been met. The debenture also may be converted into shares of common stock, at a rate of $3.25 per share, (i) in the sole and absolute discretion of the accredited institutional investor at any time or times after issuance, or (ii) at our option if certain equity conditions are met. Upon conversion of the debenture, we will pay a conversion premium equal to the amount of unpaid interest that would have otherwise been due if the debenture had been held through the maturity date, with respect to the portion of debenture being converted.

Accrued interest under the debenture is payable upon conversion, redemption or maturity of the debenture, in cash or, at our discretion, shares of common stock calculated by using 95% of the average of the lowest 5 individual daily volume weighted average prices during the measuring period (equal to 30 trading days, or 60 trading days if certain triggering events described in the debenture have occurred, after the number of shares of common stock issuable upon conversion of the debenture as stated in any conversion notice have actually been received into investor’s designated brokerage account in electronic form and are fully cleared for trading, subject to adjustment as described in the debenture), not to exceed 100% of the lowest sales prices on the last day of such period, less $0.05 per share of common stock. Following a default trigger event (as defined in the debenture), the number of shares to be issued will be calculated by using 85% of the average of the lowest 5 individual daily volume weighted average prices during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share.

The interest rate on the debenture will adjust upward by 100 basis points for each $0.10 that the volume weighted average price of common stock on any trading day as of which the interest rate is determined and calculated is below $2.75, subject to a maximum interest rate of 24.95%. The interest rate also will adjust upward by 10.0% following the occurrence of any trigger event (as described in the debenture). The interest rate on the debenture will adjust downward by 100 basis points for each $0.10 that the volume weighted average price of common stock on any trading day as of which the interest rate is determined and calculated is above $3.75, subject to a minimum interest rate of 0%.

To the extent the debenture has not automatically converted in full into shares of common stock prior to the maturity date, the face value of the outstanding debenture, together with all interest accrued thereunder, is payable in cash by us on the maturity date. Prior to the maturity date, provided that no trigger event has occurred (as described in the debenture), we have the right at any time upon 30 trading days’ prior written notice to redeem all or any portion of the debenture then outstanding by paying the accredited institutional investor in cash an amount per portion of debenture equal to the face value, plus the interest payable as if such portion was outstanding until the maturity date, minus any interest already paid for such portion. The outstanding debenture, together with accrued and unpaid interest, automatically becomes payable in the event of a deemed liquidation event (as defined in the debenture).

The First Warrant entitles the accredited institutional investor, upon exercise thereof, to purchase 1,384,616 shares of common stock at a purchase price of $3.25 per share. The First Warrant will be automatically exercised upon the last to occur of the approval by our stockholders for NYSE MKT purposes, the Acquisition, and the registration statement for the resale of the shares of common stock issuable upon conversion of the debenture and exercise of the First Warrant being declared effective by the Securities and Exchange Commission. The First Warrant accrues a premium at a rate equal to 6.0% per annum, subject to adjustment as provided in the First Warrant, payable upon redemption or exercise. Upon exercise of the First Warrant, we will pay the conversion premium that would have otherwise been due if the First Warrant had been held through the maturity date, with respect to the portion of First Warrant being exercised. The First Warrant may not be exercised on a cashless basis.

The conversion premium under the First Warrant is payable and adjustable on the same terms and conditions as accrued interest is payable and adjustable under the debenture. The First Warrant has a maturity date that is seven years after the date of issuance and, if the First Warrant has not been wholly exercised into shares of common stock prior to such date, we may redeem the First Warrant on such date by repaying to the accredited institutional investor in cash the purchase price paid under the First Warrant. Prior to the maturity date, provided that no trigger event has occurred (as defined in the First Warrant), we have the right at any time upon 30 trading days’ prior written notice to redeem all or any portion of the First Warrant then unexercised by paying the accredited institutional investor in cash an amount per portion of the unexercised warrant equal to the purchase price paid under the First Warrant, plus the conversion premium payable as if such portion was unexercised until the maturity date, minus any conversion premium already paid for such portion. The purchase price paid under the First Warrant, together with the conversion premium, automatically becomes payable with respect to the unexercised portion of the First Warrant in the event of a liquidation, dissolution or winding up by us.

The holder of the Series C Preferred Stock will be entitled to cumulative dividends in the amount of 6.0% per annum, payable upon redemption, conversion, or maturity, and when, as and if declared by our Board of Directors in its discretion. The Series C Preferred Stock ranks senior to the common stock and will rank pari passu with respect to our Series B Redeemable Convertible Preferred Stock (the “Series B Preferred Stock”).

The Series C Preferred Stock may be converted into shares of common stock at any time at the option of the holder, or at our option if certain equity conditions (as defined in the Certificate of Designation) are met. Upon conversion, we will pay the holder of the Series C Preferred Stock being converted a conversion premium equal to the amount of dividends that such shares would have otherwise earned if they had been held through the maturity date, and issue to the holder such number of shares of common stock equal to $10,000 per share of Series C Preferred Stock (the “Face Value”) multiplied by the number of such shares of Series C Preferred Stock divided by the conversion rate.

The conversion premium under the Series C Preferred Stock is payable and the dividend rate under the Series C Preferred Stock is adjustable on the same terms and conditions as accrued interest is payable and adjustable under the debenture described above. The Series C Preferred Stock has a maturity date that is seven years after the date of issuance and, if the Series C Preferred Stock has not been wholly converted into shares of common stock prior to such date, we may redeem the Series C Preferred Stock on such date by repaying to the accredited institutional investor in cash 100% of the Face Value plus an amount equal to any accrued but unpaid dividends thereon. Prior to the maturity date, provided that no trigger event has occurred (as described in the Certificate of Designation), we have the right at any time upon 30 trading days’ prior written notice to redeem all or any portion of the Series C Preferred Stock by paying the accredited institutional investor in cash 100% of the Face Value, plus the conversion premium, minus any dividends already paid on the Series C Preferred Stock being redeemed. In the event of a liquidation, dissolution or winding up by us, 100% of the Face Value, plus an amount equal to any accrued but unpaid dividends thereon, automatically becomes payable.

We may not issue any other preferred stock (other than the Series B Preferred Stock) that is pari passu or senior to the Series C Preferred Stock with respect to any rights for a period of one year after the earlier of such date that (i) a registration statement is effective and available for the resale of all shares of common stock issuable upon conversion of the Series C Preferred Stock, or (ii) Rule 144 of the Securities Act of 1933, as amended, is available for the immediate unrestricted resale of all shares of common stock issuable upon conversion of the Series C Preferred Stock.

The Second Warrant entitles the accredited institutional investor, upon exercise thereof, to purchase 1,111,112 shares of common stock at a purchase price of $4.50 per share. The Second Warrant has the same terms and conditions as the First Warrant described above, except that (i) it may be exercised before March 31, 2017 by mutual agreement of us and the accredited institutional investor upon delivery of notice from us or the accredited institutional investor, (ii) the exercise price is $4.50 per share and (iii) the conversion premium adjustment thresholds are set at $4.00 and $5.00, respectively.

Notwithstanding the foregoing, we may not issue shares of common stock upon conversion of the debenture, conversion of the Series C Preferred Stock or exercise of the First Warrant and Second Warrant, to the extent such conversion or exercise would result in the accredited institutional investor owning more than 4.99% of all common stock outstanding immediately after giving effect to such issuance, as determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder; provided, however, that the accredited institutional investor may increase such amount to 9.99% upon not less than 61 days’ prior notice to us.

We have agreed to register for resale the shares of common stock issuable upon conversion of the debenture, conversion of the Series C Preferred Stock and exercise of the First Warrant and Second Warrant.

We also agreed that, subject to certain customary exceptions, (i) until 60 days after the registration statement described above is declared effective, we will not issue or enter into an agreement to issue any shares of common stock and (ii) until 6 months after the entire debenture, Series C Preferred Stock, First Warrant and Second Warrant have been converted, redeemed or exercised, we will not (1) enter into any agreement that in any way restricts our ability to enter into any agreement, amendment or waiver with the accredited institutional investor, including without limitation any agreement to offer, sell or issue to the accredited institutional investor any preferred stock, common stock or other securities or (2) enter into any equity or convertible financing pursuant to which shares of common stock or common stock equivalents may effectively be issued (i) at a discount, (ii) at a variable price, or (iii) where the price or number of shares are subject to any type of variability or reset feature.

We received notice on April 11, 2016, that $500,000 of the Convertible Notes (discussed in greater detail at “Note 6 - Notes Payable”, above) were assigned by Silver Star to Rockwell Capital Partners, Inc.

On April 11, 2016, the Company, Target Alliance London Limited (“TALL”), and Silver Star Oil Company (“Silver Star”), entered into an Assignment, Assumption and Amendment to Line of Credit and Notes Agreement (the “Assignment Agreement”). Pursuant to the Assignment Agreement, Silver Star assigned its rights under that certain Non-Revolving Line of Credit Agreement dated August 30, 2015 and effective August 28, 2015 (the “Line of Credit”) and ownership of a $200,000 Convertible Promissory Note issued by us to Silver Star thereunder dated February 10, 2016, to be effective on February 8, 2016 (the “February Note”), to TALL in consideration for $200,000.

Additionally, Silver Star provided us a release from any liability in connection with the Line of Credit and prior Convertible Promissory Notes issued to Silver Star by us. The Assignment Agreement also amended the Line of Credit and terms of any future Convertible Promissory Notes issued thereunder, to (a) decrease the total amount available for borrowing under the Line of Credit to $1.8 million (previously we had the right to borrow up to $2.4 million thereunder), unless the parties mutually agree to provide for loans of up to $2.4 million (provided that $1 million has already been borrowed under such Line of Credit to date); (b) increased the monthly advance limit under the Line of Credit from $200,000 to $250,000 per month; (c) increased the conversion price of any future notes issued under the Line of Credit to $3.25 per share (previously the conversion price was $1.50 per share, provided that the conversion price of the February Note remained at $1.50 per share); (d) amended the requirements for us to seek stockholder approval of the issuance of shares of common stock upon conversion of the notes to require us to seek stockholder approval at the same time as we seek stockholder approval for the shares issuable pursuant to the terms of our December 2015 Asset Purchase Agreement, described in greater detail in “Note 2 – Liquidity and Going Concern Considerations”; (e) ratified the addition of a 9.99% ownership blocker to the February Note and any future notes issued under the Line of Credit; and (f) formally removed certain transaction approval rights under the Line of Credit which previously required us to receive approval of Silver Star in the event we desired to enter into certain transactions outside the usual course of business.

The Assignment Agreement also extended the due date of the February Note and all future notes issued under the Line of Credit to April 11, 2017. As additional consideration for TALL agreeing to the terms of the Assignment Agreement, we agreed, subject to NYSE MKT listing approval and where applicable stockholder approval under applicable NYSE MKT rules and regulations, to grant TALL warrants to purchase 51,562 shares of common stock at an exercise price of $3.25 per share, for each $250,000 loaned pursuant to the terms of the amended Line of Credit. Finally, the Assignment Agreement provided that the sale of all securities issued or granted pursuant to the Line of Credit and all future notes issued thereunder would be subject to the Securities Purchase Agreement and Stock Purchase Agreement entered into on April 7, 2016, including a restriction on the Company selling not more than $250,000 per month in private placements of securities, subject to all such securities being restricted for a period of six months from their issuance date.

On April 19, 2016, the holder of our Series A Convertible Preferred Stock, agreed to convert all 500 shares of our outstanding Series A Convertible Preferred Stock into 20,000 shares of our common stock (a conversion ratio of 40:1 as provided in the original designation of the Series A Convertible Preferred Stock adjusted for the Company’s 1:25 reverse stock split effective on July 25, 2015), which conversion was completed on April 25, 2016. We paid the holder $20,000 in connection with and effective upon such conversion in order to comply with the terms of the Asset Purchase Agreement that no shares of Series A Convertible Preferred Stock are outstanding at the closing.

On April 20, 2016, and effective April 1, 2016, the Company entered into a First Amendment to Asset Purchase Agreement (the “First Amendment”), with twenty-one separate sellers and two other parties who became sellers as a result of the First Amendment (collectively, the “Sellers”) and Segundo Resources, LLC, as a Seller and as a representative of the Sellers named therein (the “Representative”), amending that certain Asset Purchase Agreement discussed and described above in “Note 2 – Liquidity and Going Concern Considerations”. Pursuant to the Asset Purchase Agreement we agreed to acquire certain assets from the Sellers in consideration for $31.35 million of commercial bank debt; 552,000 shares of a to-be-designated form of redeemable convertible preferred stock (convertible into 3,941,280 shares of common stock); 13,009,664 shares of common stock; and $4,975,000 in cash, the closing of which transaction is subject to various closing conditions and anticipated to close, subject to the satisfaction of such closing conditions, during the first quarter of fiscal 2017.

Pursuant to the First Amendment, the parties amended the terms of the Asset Purchase Agreement to among other things: (a) make the effective date of the Acquisition April 1, 2016 (including the date that the Company will be due consideration for the production of hydrocarbons in connection with the assets to be acquired); (b) remove the requirement that we register the primary issuance of the shares of common stock and preferred stock issuable to the Sellers pursuant to the Asset Purchase Agreement prior to the closing of the Acquisition (the “Closing”); (c) provide for the issuance of restricted shares of common and preferred stock to the Sellers at Closing; (d) include representations of the Sellers sufficient to enable us to confirm that an exemption from registration exists for the issuance of the common stock and preferred stock due to be issued at Closing; (e) require us to register the resale of the common stock shares issuable at Closing, after Closing (we are required to file the registration statement registering such shares no later than 30 days after Closing and obtain effectiveness thereof no later than 90 days after closing (135 days in the event the SEC reviews such registration statement)); (f) adjust the number of shares of common and preferred stock we were allowed to have outstanding immediately prior to Closing; (g) provide for the anticipated issuance of additional shares of common stock in connection with the debt assumption contemplated at the Closing; (h) adjust the required timing for our appointment of three director nominees to be nominated by the Sellers at the Closing to 10 days after the Closing date; (i) require us to indemnify the Sellers against losses caused by misstatements in the registration statement unless such losses are caused by information supplied by the Sellers, in which case the Sellers providing such information are required to indemnify us against such losses; (j) confirm that certain recent transactions undertaken by the Company relating to the sale of securities, are approved by the Sellers and that such transactions did not cause any breaches of the terms of the Asset Purchase Agreement; (k) allow for certain additional issuances of common stock from time to time pursuant to the terms of convertible securities sold by the Company prior to Closing; (l) allow the Sellers to sell certain property in Glasscock County, Texas prior to Closing, subject to the pre-approval of such sale by the Company, and subject to such sale proceeds being placed in escrow until the earlier of Closing (and thereafter released to the Company) or as mutually agreed by the Company and the Seller Representative; and (m) remove certain closing conditions which have already been completed to date from the conditions to Closing described in the Asset Purchase Agreement.

On April 21, 2016, Rockwell Capital Partners, Inc., who was previously assigned $300,000 of convertible promissory notes by Silver Star on February 2, 2016, converted $159,780 of the principal and interest due on such convertible notes into shares of our common stock at a conversion price of $1.50 per share, for an aggregate of 106,520 shares. The convertible promissory notes were originally acquired by Silver Star pursuant to that certain August 30, 2015, Non-Revolving Line of Credit Agreement, and such convertible promissory notes are due and payable on October 1, 2016, accrue interest at the rate of 6% per annum (15% upon the occurrence of an event of default), and allow the holder thereof the right to convert the principal and interest due thereunder into common stock of the Company at a conversion price of $1.50 per share, provided that any conversion is subject to us first receiving approval for the issuance of shares of our common stock under the convertible promissory notes and line of credit under applicable NYSE MKT rules and regulations (provided that we have received NYSE MKT approval for conversion of a portion of such notes equal to 243,853 shares), and to the extent such conversion(s) (together with certain other shares aggregated therewith in the determination of the NYSE MKT) would exceed 19.9% of our total shares of outstanding common stock on the date of our entry into the line of credit (totaling 243,853 shares of common stock, of which the total amount of such shares have been issued as of April 21, 2016), stockholder approval for such issuances.

On June 27, 2013, we entered into an amended and restated short-term promissory note, amending and restating the note originally entered into with Alan Dreeben on March 28, 2016 whereby; evidencing an additional $100,000 borrowed on June 13, 2016, plus a 10% original discount on such loan amount and extending the maturity date of the note to August 31, 2016. In total, the loan amount outstanding is $385,000 as of the date of this report. Mr. Dreeben is one of the Sellers.

Supplemental Oil and Gas Disclosures (Unaudited)

The following disclosures for the Company are made in accordance with authoritative guidance regarding disclosures about oil and natural gas producing activities. Users of this information should be aware that the process of estimating quantities of “proved,” “proved developed,” and “proved undeveloped” crude oil, natural gas liquids and natural gas reserves is complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time. Although reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

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

PROVED RESERVE SUMMARY

All of the Company’s reserves are located in the United States. The following tables sets forth the changes in Lucas’s net proved reserves (including developed and undeveloped reserves) for the years ended March 31, 2016 and 2015. Reserves estimates as of March 31, 2016 were estimated by the independent petroleum consulting firm Ralph E. Davis Associates, LLC.:

	March 31,
	2016	2015
Crude Oil (Bbls)
Net proved reserves at beginning of year	4,578,535	5,038,433
Revisions of previous estimates	(444,710)	(877,009)
Purchases in place	—	1,194,588
Extensions, discoveries and other additions	—	—
Sales in place	(270,273)	(38,076)
Production	(22,190)	(739,401)
Net proved reserves at end of year	3,841,362	4,578,535

Natural Gas (Mcf)
Net proved reserves at beginning of year	2,976,780	3,315,522
Revisions of previous estimates	(300,926)	(85,057)
Purchases in place	—	815,436
Extensions, discoveries and other additions	—	—
Sales in place	(162,164)	(1,069,121)
Production	—	—
Net proved reserves at end of year	2,513,690	2,976,780

Oil Equivalents (Boe)
Net proved reserves at beginning of year	5,074,665	5,591,020
Revisions of previous estimates	(494,863)	(891,186)
Purchases in place	—	1,330,494
Extensions, discoveries and other additions	—	—
Sales in place	(297,300)	(216,263)
Production	(22,190)	(739,401)
Net proved reserves at end of year	4,260,312	5,074,665

RESERVES

During the year ended March 31, 2016, Lucas adjusted its reserves downward by approximately 0.8 million Boe of proved reserves. We had a downward revision primarily due to the sale of existing leases of 0.3 million Boe in Karnes County, Texas, the expiration of 0.4 million Boe on existing leases and the transfer of approximately 0.2 million Boe of proved undeveloped reserves to probable undeveloped reserves offset by the transfer of approximately 0.1 million probable undeveloped reserves to proved undeveloped reserves.

During the year ended March 31, 2015, Lucas adjusted its reserves downward by approximately 0.5 million Boe of proved reserves. In 2015, we added approximately 1.3 million Boe of proved reserves through the purchase of new leases whereby we increased our working interest share from 15% to 100% and through an additional lease purchase on 300 acres in the Eagle Ford Shale in South Texas. We had a downward revision primarily due to the sale of existing leases of 0.9 million Boe in Madison and Gonzales County, Texas, the expiration of 0.3 million Boe on existing leases and the transfer of approximately 0.6 million Boe of proved undeveloped reserves to probable undeveloped reserves.

The following table sets forth Lucas’s proved developed and undeveloped reserves at March 31, 2016 and 2015:

	At March 31,
	2016	2015
Proved Developed Reserves
Crude Oil (Bbls)	117,778	149,124
Natural Gas (Mcf)	—	—
Oil Equivalents (Boe)	117,778	149,124

Proved Undeveloped Reserves
Crude Oil (Bbls)	3,723,584	4,429,411
Natural Gas (Mcf)	2,513,690	2,976,780
Oil Equivalents (Boe)	4,142,534	4,925,541

Total Proved Reserves
Crude Oil (Bbls)	3,841,362	4,578,535
Natural Gas (Mcf)	2,513,690	2,976,780
Oil Equivalents (Boe)	4,260,312	5,074,665

*The Company engaged Ralph E. Davis Associates LLC, an independent reserve engineering firm, to provide a reserve report on the Company’s properties as of March 31, 2016. The reserve report has been included as Exhibit 99.1 to the Form 10-K which these financial statements are filed with.

Proved Undeveloped Reserves

For the year ended March 31, 2016, total proved undeveloped reserves (PUDs) decreased by 0.8 million Boe to 4.1 million Boe. The proved undeveloped reserve increase was primarily due to the:

●	transfer of approximately 0.2 million Boe of PUDs to probable undeveloped reserves as there has been no development within five years since initial disclosure;
●	transfer of approximately 0.1 million of Boe of probable undeveloped reserves to PUDs;
●	reduction of approximately 0.4 million Boe of PUDS due to expiring leases; and
●	sales of existing leases of 0.3 million Boe in Karnes County, Texas.

We had no proved developed non-producing Boe and we transferred no amounts of proved undeveloped reserves to proved developed reserves during the fiscal year ended March 31, 2016. In addition, our plan is to convert our remaining PUD balance as of March 31, 2016 to proved developed reserves within five years or prior to the end of fiscal year 2021 provided that we are able to obtain adequate funding and capital over the time period.

Our reserves concentrate mainly in the Eagle Ford, Austin Chalk and Buda formations. At March 31, 2016, Lucas’s proved reserves for the Eagle Ford and Austin Chalk formations were 4.25 million Boe, or 99% of the total proved developed and undeveloped reserves of 4.26 million Boe.

The following table sets forth Lucas’s net reserves in Boe by reserve category and by formation at March 31, 2016 and 2015:

	Proved Developed	Proved Developed Non-Producing	Proved Undeveloped	Total Proved
Eagle Ford
At March 31, 2016	9,675	—	4,142,534	4,152,209
At March 31, 2015	16,339	—	4,925,541	4,941,880

Austin Chalk
At March 31, 2016	97,066	—	—	97,066
At March 31, 2015	123,053	—	—	123,053

Buda
At March 31, 2016	10,328	—	—	10,328
At March 31, 2015	9,654	—	—	9,654

Other
At March 31, 2016	709	—	—	709
At March 31, 2015	78	—	—	78

Total
At March 31, 2016	117,778	—	4,142,534	4,260,312
At March 31, 2015	149,124	—	4,925,541	5,074,665

Capitalized Costs Relating to Oil and Natural Gas Producing Activities. The following table sets forth the capitalized costs relating to Lucas’s crude oil and natural gas producing activities at March 31, 2016 and 2015:

	At March 31,
	2016	2015
Proved leasehold costs	$10,266,551	$11,062,137
Costs of wells and development	37,534,624	37,520,061
Capitalized asset retirement costs	717,337	717,337
Total cost of oil and gas properties	48,518,512	49,299,535
Accumulated depreciation and depletion	(34,416,407)	(12,336,704)
Net Capitalized Costs	$14,102,105	$36,962,831

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in Lucas’s oil and natural gas property acquisition, exploration and development activities for the years ended March 31, 2016 and 2015:

	2016	2015
Acquisition of properties
Proved	$141,908	$623,049
Unproved	—	—
Exploration costs	—	—
Development costs	130,813	431,596
Total	$272,721	$1,054,645

Results of Operations for Oil and Natural Gas Producing Activities. The following table sets forth the results of operations for oil and natural gas producing activities for the years ended March 31, 2016 and 2015:

	2016	2015
Crude oil and natural gas revenues	$968,146	$3,000,886
Production costs	(863,635)	(1,743,282)
Depreciation and depletion	(688,213)	(1,345,640)
Results of operations for producing activities, excluding corporate overhead and interest costs	$(583,702)	$(88,036)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves. The following information has been developed utilizing procedures prescribed by ASC Topic 932 and based on crude oil and natural gas reserves and production volumes estimated by the independent petroleum consultants of Lucas. The estimates were based on a 12-month average of first-of-the-month commodity prices for the years ended March 31, 2016 and 2015. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating Lucas or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of Lucas.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of Lucas’s oil and natural gas reserves as of March 31, 2016 and 2015:

	At March 31,
	2016	2015
Future cash inflows	$179,710,901	$374,469,316
Future production costs	(48,202,264)	(70,065,325)
Future development costs	(78,632,113)	(126,152,047)
Future income taxes	(3,437,757)	(33,379,551)
Future net cash flows	49,438,767	144,872,393
Discount to present value at 10% annual rate	(36,040,384)	(83,243,677)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$13,398,383	$61,628,716

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth the changes in the standardized measure of discounted future net cash flows for each of the years ended March 31, 2016 and 2015:

	2016	2015
Standardized measure, beginning of year	$61,628,716	$83,517,488
Crude oil and natural gas sales, net of production costs	(104,515)	(1,257,604)
Net changes in prices and production costs	(41,178,131)	(23,703,375)
Extensions, discoveries, additions and improved recovery	—	—
Changes in estimated future development costs	(9,440,684)	(13,553,335)
Development costs incurred	—	—
Revisions of previous quantity estimates	(6,460,172)	(17,805,836)
Accretion of discount	1,400,887	11,773,137
Net change in income taxes	13,592,568	14,242,584
Purchases of reserves in place	—	20,043,730
Sales of reserves in place	(6,360,521)	(13,408,272)
Change in timing of estimated future production	320,235	1,780,199
Standardized measure, end of year	$13,398,383	$61,628,716

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 29, 2015, the Audit Committee of the Company approved the dismissal of Hein & Associates LLP (“Hein”) as the Company’s registered independent accounting firm and appointed GBH CPAs, PC (“GBH”) as its new independent registered accounting firm, effective as of the same date. There were no (i) disagreements (as defined in Item 304(a)(1(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with Hein on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Hein, would have caused it to make reference thereto in their reports on the Company’s consolidated financial statements for such years; or (ii) reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), in connection with the change in accounting firms described above.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our principal executive officer and interim principal financial officer, have concluded that, as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Interim Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer/Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the criteria framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of March 31, 2016.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On June 27, 2013, we entered into an amended and restated short-term promissory note, amending and restating the note originally entered into with Alan Dreeben on March 28, 2016 whereby; evidencing an additional $100,000 borrowed on June 13, 2016, plus a 10% original discount on such loan amount and extending the maturity date of the note to August 31, 2016. In total, the loan amount outstanding is $385,000 as of the date of this report. Mr. Dreeben is one of the Sellers.

For the months of January, February and March 2016, the Company did not make the required monthly principal payments due pursuant to the terms of the Rogers loan as amended. Instead, the Company and the loan administrator agreed to settle any outstanding administration and legal fees in lieu of the principal payments. The Company paid approximately $98,000 related to the fees and effective July 5, 2016, the Company obtained a waiver for the nonpayment of the principal amounts.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

The following table and accompanying descriptions indicate the name of each officer and director, including their age, principal occupation or employment, and the year in which each person first became an officer or director.

Name	Position	Date First Elected/Appointed	Age
Anthony C. Schnur	President, Chief Executive Officer, Interim Chief Financial Officer, Interim Treasurer, Interim Secretary and Director	December 12, 2012	50
J. Fred Hofheinz	Director	September 18, 2008	78
Fred S. Zeidman	Director	June 24, 2013	69

Information Concerning the Board of Directors and its Committees.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have historically compensated our directors for service on the Board and committees thereof through the issuance of shares of common stock, stock options and cash compensation for meeting fees. Additionally, we reimburse directors for expenses incurred by them in connection with the attendance at meetings of the Board and any committee thereof (as described below). The Board appoints annually the executive officers of the Company and the executive officers serve at the discretion of the Board.

The business experience of each of the persons listed above during the past five years is as follows:

ANTHONY C. SCHNUR, PRESIDENT, CHIEF EXECUTIVE OFFICER, INTERIM CHIEF FINANCIAL OFFICER, INTERIM TREASURER, INTERIM SECRETARY AND DIRECTOR

Effective February 14, 2014, Mr. Schnur was appointed as a member of the Board of Directors. Effective December 12, 2012, the Company appointed Mr. Schnur, as Chief Executive Officer after initially being appointed as the Chief Financial Officer of the Company on November 1, 2012. Effective April 4, 2013, the Company appointed William J. Dale as Chief Financial Officer and Mr. Schnur relinquished his duties as Chief Financial Officer at that time. Mr. Dale subsequently resigned as Chief Financial Officer effective September 30, 2013, and since that time Mr. Schnur has served as Interim Chief Financial Officer, Interim Treasurer and Interim Secretary. Mr. Schnur is a results oriented manager with a history of positioning companies for growth, preserving value and return of capital. By removing systemic organizational obstacles, streamlining operations and implementing efficient financial controls, profit was achieved and underperforming organizations turned around. Prior to joining Lucas in November 2012, Mr. Schnur spent three years as the CFO of Chroma Oil & Gas; a private equity backed E&P with operations in Texas and Louisiana. For eight years he was an independent executive where he held various non-traditional employee/consultant/CFO/advisor roles. He has developed strategic business plans, raised debt and equity capital, and provided asset management, cash flow forecasts, transaction modeling and development planning for both start-ups and special situations. On three separate occasions Mr. Schnur was asked to lead work-out/turn-around initiatives in the E&P space. Over twenty years of extensive oil and gas and financial management positions have afforded him experience in several different financial functions, as well as Human Resources and Information Technology roles. Previous positions include Director of Structured Transactions for Aquila Energy Capital Corporation, Natural Gas marketer for Aquila Energy Marketing and tenures with Cargill, Inc., National City Bank and PNC Corp. On August 4, 2015, Mr. Schnur was appointed to the Board of Directors of Tombstone Exploration Corporation, an exploration and development company, located within the historic Tombstone Mining District, Cochise County, Arizona.

Mr. Schnur obtained a Bachelor of Science in Business Administration in Finance from Gannon University in 1987 and a Masters of Business Administration from Case Western Reserve University in 1992. Mr. Schnur is a member of the Independent Petroleum Association of America; Texas Independent Producers & Royalty Owners Association; and the ADAM-Houston, Acquisitions and Divestitures Group.

Director Qualifications:

Mr. Schnur has extensive experience in the oil and natural gas industry and the business world in general. As Chief Executive Officer and Interim Principal Financial Officer of Lucas, Mr. Schnur has played a key role in the executive management and implementation of strategic initiatives at the Company. His operational expertise, knowledge of the Company and strategic vision are assets to the Company and benefit the Company’s Board of Directors. As such, we believe that Mr. Schnur is qualified to serve as a director.

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

For the last fifteen years, Mr. Hofheinz has been an investor and a practicing attorney with the firm of Williams, Birnberg & Anderson LLP in Houston, Texas. While he has numerous investments in real estate, his principal investment interest is in oil and natural gas. He has been actively engaged in successful exploration and production ventures, both domestic and international. He holds a PhD in economics, from the University of Texas and takes an active interest in Houston’s civic and charitable affairs. He was admitted to the Texas bar in 1964, having received his preparatory education at the University of Texas, (B.A., M.A., Ph.D., 1960-1964); and his Legal education at the University of Houston (J.D., 1964). From July 1, 2007 to February 28, 2011, Mr. Hofheinz served as a Manager of El Tex Petroleum, LLC, which Lucas entered into an acquisition transaction with during fiscal 2010.

Director Qualifications:

Mr. Hofheinz has extensive experience in the oil and natural gas industry and the business world in general, in particular with respect to publicly listed companies. He also has extensive academic and practical knowledge of doing business in Texas and the United States. In addition, we believe Mr. Hofheinz demonstrates personal and professional integrity, ability, judgment, and effectiveness in serving the long-term interests of the Company’s stockholders. As such, we believe that Mr. Hofheinz is qualified to serve as a director.

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

Mr. Zeidman served as Chairman Emeritus of the United States Holocaust Memorial Council and was appointed by President George W. Bush in March 2002 and served in that position from 2002-2010. A prominent Houston based business and civic leader, Mr. Zeidman also is Chairman Emeritus of the University of Texas Health Science System Houston and interim Chief Financial Officer of the Texas Heart Institute. He is also the National Campaign Chairman of Development Corp of Israel (Israel Bonds).

In December 2014, Mr. Zeidman was appointed as Chairman of Gordian Group LLC, a U.S. investment bank specializing in board level advice in complex, distressed or “story” financial matters. Mr. Zeidman currently serves as a Director of Hyperdynamics Corp., Straight Path Communications, Inc. and Prosperity Bank in Houston. He was formerly Chairman of the Board of SulphCo Inc. and Bankruptcy Trustee of AremisSoft Corp.

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

Board of Directors Meetings

For the fiscal year ending March 31, 2016, the Board has held 13 meetings and taken various other actions via the unanimous written consent of the Board of Directors and the various committees described below. All directors attended at least 75% of the Board of Directors meetings and committee meetings relating to the committees on which each director served. All of the then current directors attended our fiscal year 2015 Annual Shareholder meeting held on March 25, 2016. The Company encourages, but does not require all directors to be present at annual meetings of shareholders.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that all filings required to be made under Section 16(a) during fiscal 2016 were timely made, except that Silver Star Oil Company failed to file a Form 3 reporting its ownership of the Company during fiscal 2016 and failed to file any Form 4s disclosing changes in its beneficial ownership during fiscal 2016; Anthony C. Schnur, our Chief Executive Officer and director, inadvertently failed to timely report four transactions on Form 4; Fred S. Zeidman, our director, inadvertently failed to timely report one transaction on Form 4; and J. Fred Hofheinz inadvertently failed to timely report one transaction on Form 4.

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

You can access our Code of Conduct on our website at www.lucasenergy.com, and any stockholder who so requests may obtain a free copy of our Code of Ethics by submitting a written request to our Corporate Secretary. Additionally, the Company’s Code of Ethics was filed as an exhibit to the Company’s Form 10-K dated March 31, 2009 filed with the SEC on June 29, 2009 as Exhibit 14.1.

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

You can access our Whistleblower Policy on our website at www.lucasenergy.com, and any stockholder who so requests may obtain a free copy of our Whistleblower Policy by submitting a written request to our Corporate Secretary. The Whistleblower Policy has been reviewed and approved by the Board. The Company’s Whistleblower Policy was filed as an exhibit to the Company’s Form 10-K dated March 31, 2009 filed with the SEC on June 29, 2009 as Exhibit 14.2.

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

The Board has determined that Mr. Zeidman and Mr. Hofheinz are “independent,” and that Mr. Zeidman is an “audit committee financial expert” (as defined in the SEC rules) because he has the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America (“GAAP”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Mr. Zeidman has acquired these attributes by means of having held various positions that provided relevant experience, as described in his biographical information above.

For the fiscal year ending March 31, 2016, the Audit Committee held five meetings. The Audit Committee’s charter is available on our website at www.lucasenergy.com at “Governance” - “Policies” and was filed as Exhibit 14.3 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009.

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

For the fiscal year ending March 31, 2016, the Compensation Committee held no meetings. The Compensation Committee’s charter is available on our website at www.lucasenergy.com at “Governance” - “Policies” and was filed as Exhibit 14.5 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009.

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

For the fiscal year ending March 31, 2016, the Nominating and Governance Committee held no formal meetings, provided that the committee took various actions via the unanimous written consent of the committee. The Nominating and Governance Committee’s charter is available on our website at www.lucasenergy.com at “Governance” - “Policies” and was filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, filed with the Commission on June 28, 2013.

NOMINATIONS FOR THE BOARD OF DIRECTORS

As described above, the Nominating and Governance Committee will consider qualified director candidates recommended in good faith by stockholders, provided those nominees meet the requirements of NYSE MKT and applicable federal securities law. The Nominating and Governance Committee’s evaluation of candidates recommended by stockholders does not differ materially from its evaluation of candidates recommended from other sources. Any stockholder wishing to recommend a nominee should submit the candidate’s name, credentials, contact information and his or her written consent to be considered as a candidate. These recommendations should be submitted in writing to the Company, Attn: Corporate Secretary, Lucas Energy, Inc., 450 Gears Road, Suite 780, Houston, Texas 77067. The proposing stockholder should also include his or her contact information and a statement of his or her share ownership. The Committee may request further information about stockholder recommended nominees in order to comply with any applicable laws, rules, the Company’s Bylaws or regulations or to the extent such information is required to be provided by such stockholder pursuant to any applicable laws, rules or regulations.

Communications with the Board of Directors

Stockholders may contact the Board of Directors about bona fide issues or questions about the Company by writing the Corporate Secretary at the following address: Attn: Corporate Secretary, Lucas Energy, Inc., 450 Gears Road, Suite 780, Houston, Texas 77067.

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

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	All Other Comp	Total
Anthony C. Schnur (1)	2016	$290,000	$—	$20,000	$—	$—	$310,000
Chief Executive Officer and	2015	290,000	—	20,000	—	—	310,000
Interim Chief Financial Officer

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

(1) During the year ended March 31, 2016, Mr. Schnur was paid a cash salary of $290,000. Mr. Schnur was issued a net of 4,315 shares of common stock under the Company’s 2012 Stock Incentive Plan (the “2012 Plan”) after the payment of taxes. The Company recorded $20,000 for shares issued to Mr. Schnur.

During the year ended March 31, 2015, Mr. Schnur was paid a cash salary of $290,000. Mr. Schnur was issued a net of 2,497 shares of common stock under the Company’s 2012 Stock Incentive Plan (the “2012 Plan”) after the payment of taxes. The Company recorded $20,000 for shares issued to Mr. Schnur.

2014 Say on Pay Vote

At the annual meeting of our stockholders held on February 13, 2014, stockholders holding 40.4% of the total shares eligible to be voted at the annual meeting, 47.9% of the shares voted at the annual meeting and 95.6% of the total votes cast on the proposal, voted in favor of our Named Executive Officers’ 2013 compensation. The Board and the Compensation Committee considered these favorable results and did not make significant changes to our executive compensation program because it believes this advisory shareowner vote indicates strong support for our current compensation policies. Additionally, at the annual meeting, stockholders holding 27.0% of the total shares eligible to be voted at the annual meeting, 32.1% of the shares voted at the annual meeting and 64.6% of the total votes cast on the proposal voted in favor of holding future advisory votes on executive compensation of our named executive officers every three years. In light of the voting results with respect to the frequency of holding a non-binding, advisory vote on executive compensation, and consistent with the fact that such period received the highest number of votes cast at the meeting, the Board of Directors has determined that the Company will hold future non-binding, advisory votes of stockholders to approve the compensation of the named executive officers every three years until the next non-binding, advisory stockholder vote on the frequency of stockholder votes on executive compensation, scheduled to occur at our 2017 annual meeting of stockholders, or until the Board of Directors otherwise determines a different frequency for such non-binding, advisory votes.

Employment Agreements

Anthony C. Schnur

Effective November 1, 2012, the Company entered into an Employment Agreement with Mr. Schnur to serve as the Chief Financial Officer of the Company, which agreement was amended and restated effective December 12, 2012, in connection with his appointment as Chief Executive Officer. The agreement has a term of two years, expiring on October 31, 2014, provided that the agreement is automatically extended for additional one year terms, unless either party provides notice of their intent not to renew within the 30 day period prior to any automatic renewal date, and as neither party provided notice of their intent to terminate in fiscal 2015, the agreement automatically extended for an additional one year term until October 31, 2016. The Company agreed to pay Mr. Schnur a base annual salary of $310,000 during the term of the agreement, of which $290,000 is payable in cash and $20,000 is payable in shares of the Company’s common stock. The stock consideration due under the agreement is payable in quarterly installments at the end of each quarter, based on the stock price on the last day of each quarter. Mr. Schnur is also eligible for an annual bonus of up to 30% of his base salary in cash or stock.

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

On December 28, 2015, the Board of Directors of the Company agreed to provide an aggregate of $250,000 in retention bonuses to employees of the Company in the event the Company’s proposed acquisition of certain oil and gas properties, pursuant to the Asset Purchase Agreement dated December 30, 2015 closes, in an effort to keep the employees employed through the closing date and during the transitional period after closing, including $50,000 payable to Mr. Schnur at closing and an additional $50,000, assuming the closing of the acquisition occurs, payable to Mr. Schnur on December 31, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes certain information regarding unexercised stock options outstanding as of March 31, 2016 for each of the Named Officers.

Name	Number of securities underlying unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Anthony C. Schnur Chief Executive Officer and Interim Chief Financial Officer	6,000	—	—	$43.50	10/31/17
	2,000	—	—	$40.25	1/8/18
	2,000	—	—	$39.50	10/31/17

DIRECTOR COMPENSATION

The following table sets forth compensation information with respect to our directors during our fiscal year ended March 31, 2016.

Name	Fees Earned or Paid in Cash ($)*	Option Awards ($)	All Other Compensation ($)	Total ($)
Anthony C. Schnur	$—	$—	$—	$—
Fred S. Zeidman	$26,000	$—	$—	$26,000
J. Fred Hofheinz	$22,000	$—	$—	$22,000

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who is known by the Company to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our current executive officers and directors as a group, as of July 5, 2016.

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

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common stock. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 450 Gears Road, Suite 860, Houston, Texas 77067.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (#)

Executive Officers and Directors
Common Stock	Anthony C. Schnur	20,145	(1)	1.2%
Common Stock	J. Fred Hofheinz	41,170	(2)	2.4%
Common Stock	Fred S. Zeidman	3,000	(3)	* %

All Executive Officers and Directors as a Group (Three Persons)		64,315		3.7%

Greater than 5% Stockholders

Common Stock	Rockwell Capital Partners, Inc. (4)	192,800	(5)	9.99%

Common Stock	Michael and Debra Herman (6)	192,800	(7)	9.99%

Common Stock	Target Alliance London Limited (8)	137,384	(9)	7.3%

Common Stock	John B. Helmers and A. Glenn Helmers (10)	96,666		5.6%

Common Stock	Ironman Energy Partners, L.P., Ironman Energy Partners II, L.P., Ironman Capital Management, LLC and G. Bryan Dutt (11)	101,900		5.8%

Common Stock	Ironman Energy Master Fund, Ironman Energy Capital, L.P., and Ironman Energy Capital (QP), L.P. (11)	124,547		7.0%

(#)	Calculated based on 1,739,397 shares of common stock outstanding as of July 1, 2016.

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)	Includes (a) options to purchase 6,000 shares of the Company’s common stock at an exercise price of $43.50 per share, which expire if unexercised on October 31, 2017; (b) options to purchase 2,000 shares of the Company’s common stock at an exercise price of $40.25 per share which expire if unexercised on January 8, 2018; and (c) options to purchase 2,000 shares of the Company’s common stock at an exercise price of $39.50 per share which expire if unexercised on October 31, 2017. A total of 1,680 of the shares held by Mr. Schnur are held in his IRA.

(2)	Includes options to purchase 960 shares of common stock which have an exercise price of $51.75 per share which expire on October 7, 2020. Also includes options to purchase 2,000 shares of the Company’s common stock at an exercise price of $24.50 per share, which are exercisable until December 24, 2016. Also includes options to purchase 2,000 shares of the Company’s common stock at an exercise price of $5.50 per share, which are exercisable until March 25, 2018.

(3)	Includes options to purchase 1,000 shares of the Company’s common stock at an exercise price of $24.50 per share, which are exercisable until December 24, 2016. Also includes options to purchase 2,000 shares of the Company’s common stock at an exercise price of $5.50 per share, which are exercisable until March 25, 2018.

(4)	The address of Rockwell Capital Partners, Inc. is 570 Lexington Ave #2200, New York, New York 10022. Bryan Collins serves as the President of Rockwell Capital Partners, Inc.

(5)	Rockwell Capital Partners, Inc. holds approximately $458,451 in outstanding Convertible Promissory Notes. All of the Convertible Notes are due and payable on October 1, 2016, accrue interest at the rate of 6% per annum (15% upon the occurrence of an event of default), and allow the holder thereof the right to convert the principal and interest due thereunder into common stock of the Company at a conversion price of $1.50 per share, provided that the total number of shares of common stock issuable upon conversion of the Convertible Promissory Notes cannot exceed 19.9% of our outstanding shares of common stock on August 30, 2015, the date the line of credit pursuant to which the Convertible Promissory Notes were issued, was agreed to, plus certain aggregated shares, which was 243,853 shares, or otherwise exceed the amount of shares that would require stockholder approval under applicable NYSE MKT rules, unless or until we receive stockholder approval for such issuances. The issuance of the shares is also subject to NYSE MKT listing approval. The line of credit pursuant to which the Convertible Promissory Notes were issued also includes a 9.99% ownership limitation which prevents the holder of the Convertible Promissory Notes from converting such Convertible Promissory Notes into common stock of the Company if upon such conversion, the holder would beneficially own more than 9.99% of our then outstanding common stock, subject to the ability of any holder to modify such limitation with 61 days prior written notice to us (the “Blocker”). As such, the table above shows the maximum of 9.99% of our common stock which may be issued upon conversion of the Convertible Promissory Notes.

(6)	Address P.O. Box 81740, Las Vegas, Nevada 89180.

(7)	Represents securities beneficially owned by Michael and Debra Herman, husband and wife, including securities held by HFT Enterprises, LLC, which they are deemed to beneficially own. Represents shares of common stock issuable upon (a) conversion of $600,000 in Convertible Promissory Notes (and 5,261 of accrued interest on such notes) due and payable on March 11, 2016 ($300,000 of principal plus interest), March 25, 2016 ($150,000 of principal plus interest) and April 26, 2016 ($150,000 of principal plus interest), which accrue interest at the rate of 6% per annum (15% upon the occurrence of an event of default), and allows the holder thereof the right to convert the principal and interest due thereunder into common stock of the Company at a conversion price of $1.50 per share, provided that any conversion is subject to us first receiving approval for the issuance of shares of our common stock under applicable NYSE MKT rules and regulations (“NYSE Approval”), which we have not sought or obtained to date, and to the extent such conversion(s) would exceed 19.9% of our total shares of outstanding common stock on the date of our entry into the Note Purchase Agreement pursuant to which the notes were issued, held by HFT Enterprises, LLC, which has substantial similar terms as the Convertible Notes described in footnote (5) above, except for a maturity date of April 11, 2017; and (b) 124,285 shares of common stock issuable upon exercise of a Common Stock Purchase Warrant held by Debra Herman, which expires on April 26, 2021 and has an exercise price of $1.50 per share.

(8)	Address Chartwell House, 292-294 Hale Lane, Edgware, Middlesex, England, HA8 8NP. The beneficial owner of the securities held by Target Alliance London Limited is Irving Aronson.

(9)	Represents shares of common stock issuable upon conversion of a Convertible Promissory Note in the amount of approximately $204,030, which has substantial similar terms as the Convertible Notes described in footnote (5) above.

(10)	Based on a Schedule 13G filed with the SEC on January 5, 2016 by Condagua, LLC, John B. Helmers and A. Glenn Helmers, each with an address of PMB 426, 1357 Ashford Avenue, San Juan, PR 00907: (a) A. Glenn Helmers has shared power to vote 50,000 shares of common stock held by Condagua, LLC and the shared power to dispose of 46,666 shares of common stock held by John B. Helmers, her husband, which shares she is deemed to beneficially own; and (b) John B. Helmers has the sole power to vote 46,666 shares of common stock which he owns individually; the shared power to vote 50,000 shares of common stock held by Condagua, LLC and the shared power to dispose of the 46,666 shares of common stock he owns individually and the 50,000 shares of common stock held by Condagua, LLC, which shares he is deemed to beneficially own. We make no representation as to the accuracy or completeness of the information reported.

(11)	Based on a Schedule 13G filed with the SEC on January 14, 2014 and amended on February 13, 2015 by Ironman Energy Master Fund (“Master Fund” and another private investment fund managed by Ironman Energy II, the “Private Fund”, and the “Funds”)), Ironman Energy Capital, L.P.(“Ironman Capital”), Ironman Energy Capital (QP), L.P.(“Ironman Capital QP”), Ironman Energy Partners, L.P.(“Ironman Energy”), Ironman Energy Partners II, L.P.(“Ironman Energy II”), Ironman Capital Management, LLC (“Ironman Management”) and G. Bryan Dutt, with an address of 2211 Norfolk, Suite 611, Houston, Texas 77098. The Schedule 13G reported that (a) the Master Fund, Ironman Capital and Ironman Capital (QP) are the beneficial owners of 124,547 shares of common stock held by the Master Fund, consisting of 91,214 shares of common stock and warrants exercisable into 33,333 shares of common stock; (b) Ironman Energy, Ironman Energy II, Ironman Management and Mr. Dutt are the beneficial owners of 101,900 shares of common stock held by the Funds, consisting of 78,567 shares of common stock and warrants exercisable into 23,333 shares of common stock; (c) Ironman Capital and Ironman Capital QP may be deemed to beneficially own the shares of common stock held by the Master Fund as a result of being the general partners of the Master Fund; (d) Ironman Energy may be deemed to beneficially own the shares of common stock held by the Funds as a result of being the general partner of Ironman Capital, Ironman Capital QP and the Private Fund; (e) Ironman Energy II may be deemed to beneficially own the shares of common stock held by the Funds as a result of being the investment manager of the Funds; (f) Ironman Management may be deemed to beneficially own the shares of common stock held by the Funds as a result of being the general partner of Ironman Energy and Ironman Energy II; (g) Mr. Dutt may be deemed to beneficially own the shares of common stock held by the Funds as a result of being the managing member of Ironman Management; (h) the Master Fund, Ironman Capital and Ironman Capital (QP) may direct the vote and disposition of the 124,547 shares of common stock held by the Master Fund; and (i) the Master Fund, Ironman Capital and Ironman Capital (QP) may direct the vote and disposition of the 101,900 shares of common stock held by the Master Fund and Ironman Energy, Ironman Energy II, Ironman Management and Mr. Dutt may direct the vote and disposition of the 124,547 shares of common stock held by the Funds. We make no representation as to the accuracy or completeness of the information reported.

Lucas Incentive Compensation Plans

The Company shareholders approved the Lucas Energy, Inc. Amendment to the 2014 Stock Incentive Plan (the “Amended Plan”) at the annual shareholder meeting held on March 29, 2016. The Amended Plan provides an increase by 55,000 (to 95,000 shares), the number of shares reserved for issuance under such Amended Plan; and amend the definition of “Eligible Person” under the Amended Plan to exclude “instances where services are in connection with the offer or sale of securities in a capital-raising transaction, or they directly or indirectly promote or maintain a market for the Company’s securities”. Shares issuable under the Amended Plan were registered on Form S-8 registration statement that was filed with the SEC on April 13, 2016. The NYSE MKT approved this listing application for the shares issuable under the Amended Plan on April 7, 2016.

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

The Company shareholders approved the Lucas Energy, Inc. 2010 Long Term Incentive Plan (“2010 Incentive Plan” or ”2010 Plan”) at the annual shareholder meeting held on March 30, 2010. The 2010 Incentive Plan provides the Company with the ability to offer (1) incentive stock options, (2) non-qualified stock options, and (3) restricted shares (i.e., shares subject to such restrictions, if any, as determined by the Compensation Committee or the Board) to employees, consultants and contractors as performance incentives. Shares issuable under the 2010 Incentive Plan were registered on Form S-8 registration statement that was filed with the SEC on April 23, 2010. The NYSE MKT approved this listing application for the shares issuable under the 2010 Incentive Plan on May 6, 2010.

Under the 2010 Incentive Plan, 36,000 shares of the Company’s common stock are authorized for initial issuance or grant, under the 2012 Incentive Plan, 60,000 shares of the Company’s common stock are authorized for initial issuance or grant, and under the 2014 Incentive Plan as amended, 95,000 shares of the Company’s common stock are authorized for issuance or grant. As of June 6, 2016, there was an aggregate of 139 shares available for issuance or grant under the 2010 Incentive Plan, no securities were available for issuance or grant under the 2012 Incentive Plan and an aggregate of 95,000 securities were available for issuance or grant under the 2014 Incentive Plan as amended for future issuances and grants, respectively. The number of securities available under the 2010, 2012 and 2014 Plans is reduced one for one for each security delivered pursuant to an award under the Plans. Any issued or granted security that becomes available due to expiration, forfeiture, surrender, cancellation, termination or settlement in cash of an award under the Incentive Plans may be requested and used as part of a new award under the Plans.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding those in column (a))
Equity compensation plans approved by the security holders	22,920	$33.96	95,128
Equity compensation plans not approved by the security holders	—	—	—
Total	22,920	$33.96	95,128

(a)	Includes any compensation plan and individual compensation arrangement of the Company under which equity securities of the Company are authorized for issuance to employees, or non-employees including directors, consultants, advisors, vendors, customers, suppliers or lenders in exchange for consideration in the form of goods or services, as of March 31, 2016.
(b)	Includes the weighted average exercise price of outstanding options, warrants, and rights identified in (a).

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

There have been no other transactions between us and any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, or any member of the above referenced individual’s immediate family, since the beginning of the Company’s last fiscal year, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds $120,000, and in which we had or will have a direct or indirect material interest, except as set forth below or otherwise disclosed above under “Item 11. Executive Compensation”.

On April 15, 2014, the Company agreed to sell an aggregate of 133,134 units, at a purchase price of $15.00 per unit or $2 million in aggregate, with each unit consisting of one share of common stock and 0.50 of a warrant to purchase one share of the Company’s common stock at an exercise price of $25.00 per share and a term of five years. On April 21, 2014, the offering closed, and the Company subsequently received an aggregate of $2,000,000 in gross funding and net proceeds of approximately $1,880,000 (after the deduction of approximately $120,000 in associated legal and placement agent fees). The purchasers in the offering included Ironman Energy Master Fund, which purchased 46,667 shares of common stock and warrants to purchase 23,334 shares of common stock and Ironman PI Fund II (QP), LP, which purchased 20,000 shares of common stock and warrants to purchase 10,000 shares of common stock, which entities became greater than 5% shareholders of the Company as a result of such purchases, and John B. Helmers, who purchased 66,6667 shares of common stock and warrants to purchase 33,334 shares of common stock, was a greater than 5% shareholder at the time of the purchase and remains a greater than 5% shareholder of the Company.

On March 25, 2015, two members of the Board of Directors of the Company were granted options to purchase 2,000 shares of the Company’s common stock at an exercise price of $5.50 per share (the closing sales price of the Company’s common stock on March 25, 2015), which have a term of three years and vested immediately, in all cases subject to the terms and conditions of the Company’s 2012 Stock Incentive Plan.

On December 28, 2015, the Board of Directors of the Company agreed to provide an aggregate of $250,000 in retention bonuses to employees of the Company in the event the Company’s proposed acquisition of certain oil and gas properties, pursuant to the Asset Purchase Agreement dated December 30, 2015 closes, in an effort to keep the employees employed through the closing date and during the transitional period after closing, including $50,000 payable to Mr. Schnur, the Company’s Chief Executive Officer and a member of the Board of Directors at closing and an additional $50,000, assuming the closing of the acquisition occurs, payable to Mr. Schnur on December 31, 2016.

On August 30, 2015, we entered into a Non-Revolving Line of Credit Agreement with Silver Star Oil Company (“Silver Star”). The line of credit provides the Company the right, from time to time, subject to the terms of the line of credit, to issue up to $2.4 million in convertible promissory notes to Silver Star. Specifically, the Company has the right to request advances in an amount not to exceed $200,000, every thirty days, subject to the conditions set forth in the line of credit.

We previously issued convertible notes to Silver Star in the aggregate principal amount of $200,000 on (i) September 28, 2015; (ii) October 23, 2015, to be effective October 21, 2015; (iii) November 25, 2015, to be effective on November 23, 2015; (iv) January 4, 2016, to be effective on December 31, 2015; and (v) February 10, 2016, to be effective on February 8, 2016.

Unless otherwise agreed between the parties, each of the convertible notes are due and payable on October 1, 2016, accrue interest at the rate of 6% per annum (15% upon the occurrence of an event of default), and allow the holder thereof the right to convert the principal and interest due thereunder into common stock of the Company at a conversion price of $1.50 per share, provided that the total number of shares of common stock issuable upon conversion of the convertible notes cannot exceed 19.9% of our outstanding shares of common stock on August 30, 2015, the date the line of credit was agreed to, which was 243,853 shares (or the total voting power outstanding on such date), or otherwise exceed the amount of shares that would require stockholder approval under applicable NYSE MKT rules, unless or until we receive stockholder approval for such issuances. In the event the number of shares of common stock issuable upon conversion of the convertible notes exceeds such threshold, the notes cannot be converted into common stock.

On September 17, 2015, Allied Petroleum, Inc. (“Allied”), entered into a Subscription Agreement with the Company and agreed to purchase 45,546 shares of restricted common stock (the “Allied Shares”), which shares were held in the Company’s treasury, for $2.30 per share (a 17% discount to the $2.78 closing price of the Company’s common stock on September 17, 2015) or $104,754 in aggregate. The closing of the transactions contemplated by the Subscription Agreement was subject to, and contingent upon, the approval of the additional listing of the Allied Shares on the NYSE MKT (the “Listing Approval”). The Listing Approval was received on September 21, 2015, and on such date the Subscription Agreement became binding on the parties. The Company received funds from Allied on September 25, 2015, and issued Allied the Allied Shares on September 28, 2015. The principal of Allied is John Chambers, who is also the principal of Silver Star. Because the Allied shares were issued from the Company’s treasury, the sale did not result in an increase in the Company’s total issued shares.

Effective February 1, 2016, we entered into a first amendment to the August 30, 2015, Non-Revolving Line of Credit Agreement with Silver Star Oil Company. Pursuant to the first amendment to the line of credit, the line of credit was amended to add a 9.99% ownership limitation and prevent the holder of the convertible notes from converting such convertible notes into common stock of the Company if upon such conversion, the holder would beneficially own more than 9.99% of our then outstanding common stock, subject to the ability of any holder to modify such limitation with 61 days prior written notice to us.

Pursuant to a letter agreement dated February 2, 2016, we provided Silver Star the required thirty days’ notice to prepay the outstanding convertible notes, provided that we did not have the funds necessary to prepay such notes, and such pre-payment notice expired. Additionally, pursuant to the agreement, we and Silver Star agreed to amend the line of credit to remove the requirement that Silver Star consent to the Company making distributions on its common stock, repurchasing common stock or making certain advances. Finally, Silver Star agreed that if Silver Star did not advance the balance remaining under the line of credit ($1.4 million) by February 19, 2016, the terms of the convertible notes which require us to provide thirty days prior written notice before prepayment would be removed from the convertible notes and such convertible notes could be repaid at any time, which funds were not advanced by such date. Silver Star also agreed to waive the requirement that the Company obtain its prior written consent to undertake certain corporate actions, including designating preferred stock, issuing securities totaling more than 10% of the Company’s outstanding common stock, and effecting stock splits, as originally required pursuant to the terms of the line of credit.

We also received notice that on February 2, 2016, $300,000 of the convertible notes were assigned by Silver Star to Rockwell Capital Partners.

On March 28, 2016, Rockwell Capital Partners converted $206,000 of principal and interest on the convertible notes into 137,333 shares of common stock.

We received notice that on April 11, 2016, $500,000 of the convertible notes were assigned by Silver Star to Rockwell Capital Partners.

On April 21, 2016, Rockwell Capital Partners converted $159,780 of principal and interest on the convertible notes into 106,520 shares of common stock.

On March 29, 2016, and effective March 11, 2016, the Company entered into a Convertible Promissory Note Purchase Agreement with HFT Enterprises, LLC (“HFT” and the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, we agreed to issue an aggregate of $600,000 in Convertible Promissory Notes (the “Convertible Notes”), including $300,000 in Convertible Notes purchased on March 29, 2016, to be effective on March 11, 2016, $150,000 in Convertible Notes purchased on March 29, 2016, to be effective on March 25, 2016, and $150,000 in Convertible Notes required to be purchased by HFT or its assigns on or prior to April 30, 2016. We also agreed to grant HFT warrants to purchase 124,285 shares of common stock with an exercise price of $1.50 per share, at such time as an aggregate of $600,000 in Convertible Notes have been issued (the “Warrants”).

Each Convertible Note is due and payable on the one year anniversary of its issuance date, accrues interest at the rate of 6% per annum (15% upon the occurrence of an event of default), and allows the holder thereof the right to convert the principal and interest due thereunder into common stock of the Company at a conversion price of $1.50 per share, provided that any conversion is subject to us first receiving approval for the issuance of shares of our common stock under the Convertible Notes under applicable NYSE MKT rules and regulations (“NYSE Approval”), which we have not sought or obtained to date, and to the extent such conversion(s) would exceed 19.9% of our total shares of outstanding common stock on the date of our entry into the Note Purchase Agreement or would otherwise require stockholder approval under applicable NYSE MKT rules (“Stockholder Approval”).

The Warrants allow for cashless exercise rights, to the extent that such shares of common stock issuable upon exercise thereof are not registered under the Securities Act, and include anti-dilutive rights, for the first 12 months following the grant date of such Warrants, which automatically reduce the exercise price of the Warrants to any lower priced security sold, granted or issued by us during such anti-dilutive period, subject to certain exceptions, including officer and director grants and the transactions contemplated by that certain Asset Purchase Agreement (the “Asset Purchase Agreement”) discussed and described in greater detail in our Form 8-K Current Report filed with the Securities and Exchange Commission on December 30, 2015, pursuant to which we agreed to acquire certain assets from twenty-one separate sellers in consideration for $31.35 million of commercial bank debt; 552,000 shares of a newly designated form of redeemable convertible preferred stock (convertible into 3,941,280 shares of common stock); 13,009,664 shares of common stock; and $4,975,000 in cash (the “Asset Purchase”).

We have the right to prepay the Convertible Notes at any time, provided we provide the holder at least 10 days prior notice of our intention to prepay such notes. The Convertible Notes include customary events of default for facilities of similar nature and size, including in the event we fail to comply with the reporting requirements of the Exchange Act.

At no time may the Convertible Notes be converted, or the Warrants be exercised, into shares of our common stock if such conversion or exercise, as applicable, would result in the holder of such security and its affiliates owning an aggregate of in excess of 9.99% of the then outstanding shares of our common stock, subject to the ability of holder to modify such limitation with 61 days prior written notice to us.

The Note Purchase Agreement included standard and customary representations and warranties of the parties and we agreed to comply with certain customary negative and positive covenants during the period the Convertible Notes are outstanding.

On April 11, 2016, we, Target Alliance London Limited (“TALL”), and Silver Star, entered into an Assignment, Assumption and Amendment to Line of Credit and Notes Agreement (the “Assignment Agreement”). Pursuant to the Assignment Agreement, Silver Star assigned its rights under that certain Non-Revolving Line of Credit Agreement dated August 30, 2015 and effective August 28, 2015 (the “Line of Credit”) and ownership of a $200,000 Convertible Promissory Note issued by us to Silver Star thereunder dated February 10, 2016, to be effective on February 8, 2016 (the “February Note”), to TALL in consideration for $200,000. Additionally, Silver Star provided us a release from any liability in connection with the Line of Credit and prior Convertible Promissory Notes issued to Silver Star by us. The Assignment Agreement also amended the Line of Credit and terms of any future Convertible Promissory Notes issued thereunder, to (a) decrease the total amount available for borrowing under the Line of Credit to $1.8 million (previously we had the right to borrow up to $2.4 million thereunder), unless the parties mutually agree to provide for loans of up to $2.4 million (provided that $1 million has already been borrowed under such Line of Credit to date); (b) increased the monthly advance limit under the Line of Credit from $200,000 to $250,000 per month; (c) increased the conversion price of any future notes issued under the Line of Credit to $3.25 per share (previously the conversion price was $1.50 per share, provided that the conversion price of the February Note remained at $1.50 per share); (d) amended the requirements for us to seek stockholder approval of the issuance of shares of common stock upon conversion of the notes to require us to seek stockholder approval at the same time as we seek stockholder approval for the shares issuable pursuant to the terms of our December 2015 Asset Purchase Agreement; (e) ratified the addition of a 9.99% ownership blocker to the February Note and any future notes issued under the Line of Credit; and (f) formally removed certain transaction approval rights under the Line of Credit which previously required us to receive approval of Silver Star in the event we desired to enter into certain transactions outside the usual course of business.

The Assignment Agreement also extended the due date of the February Note and all future notes issued under the Line of Credit to April 11, 2017. As additional consideration for TALL agreeing to the terms of the Assignment Agreement, we agreed, subject to NYSE MKT listing approval and where applicable stockholder approval under applicable NYSE MKT rules and regulations, to grant TALL warrants to purchase 51,562 shares of common stock at an exercise price of $3.25 per share, for each $250,000 loaned pursuant to the terms of the amended Line of Credit. Finally, the Assignment Agreement provided that the sale of all securities issued or granted pursuant to the Line of Credit and all future notes issued thereunder would be subject to that certain April 6, 2016 (a) Securities Purchase Agreement and (b) Stock Purchase Agreement, entered into between the Company and an accredited investor, as described by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2016, including a restriction on the Company selling not more than $250,000 per month in private placements of securities, subject to all such securities being restricted for a period of six months from their issuance date.

We issued a Convertible Promissory Note to Debra Herman, an assignee of HFT under the Note Purchase Agreement, which Mrs. Herman became party to pursuant to a joinder agreement, in the amount of $150,000 (the “Convertible Note”). The Convertible Note is due and payable on April 26, 2017, accrues interest at the rate of 6% per annum (15% upon the occurrence of an event of default), and allows the holder thereof the right to convert the principal and interest due thereunder into common stock of the Company at a conversion price of $1.50 per share, provided that any conversion is subject to us first receiving approval for the issuance of shares of our common stock under the Convertible Notes issued pursuant to the Purchase Agreement ($600,000 in aggregate) under applicable NYSE MKT rules and regulations, which we have not sought or obtained to date, and to the extent such conversion(s) would exceed 19.9% of our total shares of outstanding common stock on the date of our entry into the Purchase Agreement or would otherwise require stockholder approval under applicable NYSE MKT rules.

At no time may the Convertible Note be converted, or the Warrants (defined below) be exercised, into shares of our common stock if such conversion or exercise, as applicable, would result in the holder of such security and its affiliates owning an aggregate of in excess of 9.99% of the then outstanding shares of our common stock, subject to the ability of holder to modify such limitation with 61 days prior written notice to us.

We also granted to Debra Herman, as an assignee of HFT, warrants to purchase 124,285 shares of common stock with an exercise price of $1.50 per share. The warrants were granted to Mrs. Herman pursuant to the terms of a joinder agreement entered into between the parties. No warrants are due to HFT.

It is our policy that any future material transactions between us and members of management or their affiliates shall be on terms no less favorable than those available from unaffiliated third parties.

Director Independence

During the year ended March 31, 2016, the Board determined that a majority of the Board is independent under the definition of independence and in compliance with the listing standards of the NYSE MKT listing requirements. Based upon these standards, the Board has determined that all of the directors, other than Mr. Schnur, are independent (see “Item 10. Directors, Executive Officers and Corporate Governance”).

ITEM 14.     PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Our Audit Committee of the Board of Directors approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Audit Fees

The aggregate fees billed by our independent auditors, Hein & Associates LLP (which were dismissed on September 29, 2015) and our current independent auditors, GBH CPAs (which were engaged on September 29, 2015), for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K for the years ended March 31, 2016 and 2015, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters ending June 30, September 30, and December 31, 2015 and 2014, were:

	2016	2015
Hein & Associates, LLP	$13,000	$114,757
GBH CPAs, PC	$78,000	—

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

The Audit Committee of the Board of Directors has considered the nature and amount of fees billed by Hein and GBH and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Hein’s and GBH’s independence, as applicable.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

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

Dated: July 13, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY C. SCHNUR	Chief Executive Officer, Interim Chief
Anthony C. Schnur	Financial Officer and Director (Principal Executive Officer and Principal Financial/Accounting Officer)	July 13, 2016

/s/ J. FRED HOFHEINZ	Director	July 13, 2016
J. Fred Hofheinz

/s/ FRED S. ZEIDMAN	Director	July 13, 2016
Fred S. Zeidman

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated December 30, 2015+ (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Company with the SEC on December 31, 2015)

2.2	First Amendment to Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated April 20, 2016 and effective April 1, 2016 (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on April 25, 2016, and incorporated herein by reference)(File No. 001-32508)

3.1	Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006, and incorporated herein by reference)(File No. 000-51414)

3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Information Statement on Schedule 14C filed with the SEC on June 1, 2006) (File No. 000-51414)

3.3	Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Information Statement on Schedule 14C filed with the SEC on February 16, 2007)(File No. 000-51414)

3.4	Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on March 31, 2010) (File No. 001-32508)

3.5	Certificate of Amendment to Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on January 11, 2011, and incorporated herein by reference)(File No. 001-32508)

3.6	Certificate of Designations of Series A Convertible Preferred Stock (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2011, and incorporated herein by reference)(File No. 001-32508)

3.7	Certificate of Designations of Series B Convertible Preferred Stock (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on January 4, 2012, and incorporated herein by reference)(File No. 001-32508)

3.8	Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 2, 2015, and incorporated herein by reference)(File No. 001-32508)

3.9	Form of Amended and Restated Certificate of Designation of Lucas Energy, Inc. Establishing the Designations, Preferences, Limitations and Relative Rights of its Series B Redeemable Convertible Preferred Stock (Included as Exhibit D to Exhibit 2.2 incorporated by reference herein)

3.10	Form of Certificate of Designation of Series C Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

3.11	Amended and Restated Bylaws (effective March 29, 2016) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

4.1	Form of Series B and C Warrant (Incorporated by reference to the Form 8-K dated December 26, 2010, filed with the SEC on December 27, 2010)(File No. 001-32508)

4.2+	Form of Officer Stock Option Agreement (Incorporated by reference to the Form 10-K dated March 31, 2011, filed with the SEC on June 29, 2011)(File No. 001-32508)

4.3+	Form of Director Stock Option Agreement (Incorporated by reference to the Form 10-K dated March 31, 2011, filed with the SEC on June 29, 2011) (File No. 001-32508)

4.4+	Form of Stock Option Agreement 2012 Stock Incentive Plan (Incorporated by reference to the Form 10-K dated March 31, 2014, filed with the SEC on June 27, 2014) (File No. 001-32508)

4.5	Form of Common Stock Purchase Warrant by and between the Company and each investor dated as of April 16, 2012 (Incorporated by reference to the Company’s Form 8-K dated April 16, 2012, filed with the SEC on April 16, 2012)(File No. 001-32508)

4.6	Form of Common Stock Purchase Warrant (April 4, 2013 Loan Agreement) (Incorporated by reference as Exhibit 4.1 to the Company’s Form 8-K dated April 4, 2013, filed with the SEC on April 8, 2013)(File No. 001-32508)

4.7	Form of Common Stock Purchase Warrant (May 31, 2013 Loan Agreement) (Filed as Exhibit 4.7 to our Annual Report on Form 10-K for the year ended March 31, 2013, filed with the Commission on June 28, 2013 and incorporated herein by reference)(File No. 001-32508)

4.8	Common Stock Purchase Warrant - Robertson Global Credit, LLC (Filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Commission on August 14, 2013 and incorporated herein by reference)(File No. 001-32508)

4.9	Common Stock Purchase Warrant – Ironman Energy Master Fund (583,333 warrants)(April 21, 2014) (Incorporated by reference as Exhibit 4.1 to the Company’s Form 8-K dated April 21, 2014, filed with the SEC on April 22, 2014)(File No. 001-32508)

4.10	Common Stock Purchase Warrant – Ironman PI Fund II (QP), LP (250,000 warrants)(April 21, 2014) (Incorporated by reference as Exhibit 4.2 to the Company’s Form 8-K dated April 21, 2014, filed with the SEC on April 22, 2014)(File No. 001-32508)

4.11	Common Stock Purchase Warrant – John B. Helmers (833,333 warrants)(April 21, 2014) (Incorporated by reference as Exhibit 4.3 to the Company’s Form 8-K dated April 21, 2014, filed with the SEC on April 22, 2014)(File No. 001-32508)

4.12	Form of Common Stock Purchase Warrant provided by Lucas Energy, Inc. to Target Alliance London Limited (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on April 15, 2016, and incorporated herein by reference)(File No. 001-32508)

4.13	Form of Common Stock Purchase Warrant (attached as Exhibit B to the Convertible Promissory Note Purchase Agreement incorporated by reference herewith as Exhibit 10.40)

4.14	Form of Redeemable Convertible Subordinated Debenture (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

4.15	Form of Common Stock Purchase First Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

4.3	Form of Common Stock Purchase Second Warrant (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

10.1+	Lucas Energy, Inc. 2010 Long Term Incentive Plan (Incorporated by reference to the Form S-8 filed with the SEC on April 23, 2010)(File No. 333-166257)

10.2+	Lucas Energy, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 4, 2011 (Amendment No. 1))(File No. 001-32508)

10.3+	Amended and Restated Employment Agreement with Anthony C. Schnur (December 20, 2012) (Incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K dated December 20, 2012, filed with the SEC on December 21, 2012)(File No. 001-32508)

10.4	Letter Loan Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.5	Amended Letter Loan Agreement (Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.1 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)

10.6	Promissory Note ($7.5 million)(Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.7	Amended and Restated Promissory Note ($7,308,817.32)(Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.2 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)

10.8	Security Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.9	Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement, and Fixture Filing (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.10	Securities Purchase Agreement by and between the Company and each investor dated as of April 15, 2014 (Incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K dated April 16, 2014, filed with the SEC on April 16, 2014)(File No. 001-32508)

10.11	Registration Rights Agreement by and between the Company and the investors dated as of April 15, 2014 (Incorporated by reference as Exhibit 10.2 to the Company’s Form 8-K dated April 16, 2014, filed with the SEC on April 16, 2014)(File No. 001-32508)

10.12+	2014 Stock Incentive Plan of Lucas Energy, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 18, 2014)(File No. 001-32508)

10.13+	Lucas Energy, Inc. - Form of 2014 Stock Incentive Plan Stock Option Award (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement filed with the SEC on May 15, 2014)(File No. 333-195959)

10.14+	Lucas Energy, Inc. - Form of 2014 Stock Incentive Plan Restricted Stock Grant Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 Registration Statement filed with the SEC on May 15, 2014)(File No. 333-195959)

10.15	Second Amended Letter Loan Agreement (Louise H. Rogers)(November 13, 2014) (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015)(File No. 001-32508)

10.16	Second Amended and Restated Promissory Note ($7,058,964.65)(Louise H. Rogers)(November 13, 2014) (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015)(File No. 001-32508)

10.17	Letter Agreement between Lucas Energy, Inc. and Louise H. Rogers dated February 23, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2015)(File No. 001-32508)

10.18	Pre-Merger Collaboration Agreement by and between the Company, Victory Energy Corporation, Aurora Energy Partners, Navitus Energy Group and Aurora Energy Holdings LLC (February 26, 2015)(Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.19	Pre-Merger Loan and Funding Agreement between the Company and Victory Energy Corporation (February 26, 2015)(Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.20	Pledge Agreement between the Company as pledger and Victory Energy Corporation as secured party (February 26, 2015)(Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.21	Secured Subordinated Delayed Draw Term Note by the Company in favor of Victory Energy Corporation in the initial amount of $250,000 (February 26, 2015)(Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.22	Form of Subsidiary Guaranty (February 26, 2015)(Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.23	Amendment No. 1 to Pre-Merger Collaboration Agreement (March 3, 2015)(Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015)(File No. 001-32508)

10.24	Settlement Agreement and Mutual Release dated June 24, 2015 and effective June 25, 2015, by and between Lucas Energy, Inc. and Victory Energy Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2015)(File No. 001-32508)

10.25	Amendment dated August 12, 2015, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)(File No. 001-32508)

10.26	Non-Revolving Line of Credit dated August 30, 2015 and effective August 28, 2015, by and between Lucas Energy, Inc. and Silver Star Oil Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015)(File No. 001-32508)

10.27	Form of Convertible Promissory Note (Silver Star Oil Company) dated August 30, 2015 and effective August 28, 2015, by and between Lucas Energy, Inc. and Silver Star Oil Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015)(File No. 001-32508)

10.28	Amendment Dated August 28, 2015 to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both Dated November 13, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015)(File No. 001-32508)

10.29	$200,000 Convertible Promissory Note (Note #1) issued to Silver Star Oil Company dated September 29, 2015, and effective September 28, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2015)(File No. 001-32508)

10.30	$200,000 Convertible Promissory Note (Note #2) issued to Silver Star Oil Company dated October 23, 2015, and effective October 21, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2015)(File No. 001-32508)

10.31	$200,000 Convertible Promissory Note (Note #3) issued to Silver Star Oil Company dated November 25, 2015, and effective November 23, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2015)(File No. 001-32508)

10.32	Amendment Dated December 14, 2015, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.33	Assignment and Bill of Sale dated December 2015, by and between Lucas Energy, Inc. and CATI Operating LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.34	Assignment, Novation, and Assumption Agreement dated December 16, 2015, by and between Lucas Energy, Inc., CATI Operating LLC and Louise H. Rogers (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.35	Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated December 30, 2015 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2015)(File No. 001-32508)

10.36	$200,000 Convertible Promissory Note (Note #4) issued to Silver Star Oil Company dated January 4, 2016, and effective December 31, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2016)(File No. 001-32508)

10.37	$200,000 Convertible Promissory Note (Note #5) issued to Silver Star Oil Company dated February 10, 2016 and effective February 8, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2016)(File No. 001-32508)

10.38	First Amendment to Non-Revolving Line of Credit effective February 1, 2016 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2016)(File No. 001-32508)

10.39	February 2, 2016 Letter Agreement Regarding Non-Revolving Line of Credit Agreement and Convertible Notes between Lucas Energy, Inc. and Silver Star Oil Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2016)(File No. 001-32508)

10.40	Convertible Promissory Note Purchase Agreement dated March 29, 2016, to be effective March 11, 2016, by and between Lucas Energy, Inc. and HFT Enterprises, LLC (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.41	Form of Convertible Promissory Note (attached as Exhibit A to the Convertible Promissory Note Purchase Agreement incorporated by reference herewith as Exhibit 10.40)

10.42	Convertible Promissory Note ($300,000) dated March 29, 2016, to be effective March 11, 2016, representing money borrowed by Lucas Energy, Inc. from HFT Enterprises, LLC (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.43	Convertible Promissory Note ($150,000) dated March 29, 2016, to be effective March 25, 2016, representing money borrowed by Lucas Energy, Inc. from HFT Enterprises, LLC (Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.44	Short Term Promissory Note ($275,000) by Lucas Energy, Inc. in favor of Alan Dreeben dated March 28, 2016 (Filed as Exhibit 10.6 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.45+	Lucas Energy, Inc.’s Amended and Restated 2014 Stock Incentive Plan (Filed as Exhibit 10.7 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.46	Form of Debenture Securities Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2016, and incorporated herein by reference)(File No. 001-32508)

10.47	Form of Preferred Stock Purchase Agreement (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2016, and incorporated herein by reference)(File No. 001-32508)

10.48	Assignment, Assumption and Amendment to Line of Credit and Notes Agreement, dated April 11, 2016, by and between Target Alliance London Limited; Silver Star Oil Company; and Lucas Energy, Inc. (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on April 15, 2016, and incorporated herein by reference)(File No. 001-32508)

10.49	Form of First Amendment to Stock Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 2, 2016, and incorporated herein by reference)(File No. 001-32508)

10.50*	Amended and Restated Short Term Promissory Note between Lucas Energy, Inc., as borrower and Alan Dreeben as lender dated June 27, 2016 ($385,000)

14.1	Code of Ethics (Incorporated by reference to the Company Annual Report on Form 10-K/A, Amendment No. 1, for the fiscal year ended March 31, 2009 filed with the SEC on July 29, 2009)(File No. 001-32508)

14.2	Whistleblower Protection Policy (Filed as Exhibit 14.2 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009 and incorporated herein by reference)(File No. 001-32508)

16.1	Letter from Hein & Associates LLP dated October 1, 2015 (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2015)(File No. 001-32508)

21.1*	Subsidiaries

23.1*	Consent of GBH CPAs, PC

23.2*	Consent of Hein & Associates LLP

23.3*	Consent of Ralph E. Davis Associates LLC.

31.1	Section 302 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer

32.1	Section 906 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer

99.1*	Report of Ralph E. Davis Associates LLC

99.2	Charter of the Audit and Ethics Committee (Filed as Exhibit 14.3 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009 and incorporated herein by reference)

99.3	Charter of the Compensation Committee (Filed as Exhibit 14.5 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009 and incorporated herein by reference)

99.4	Charter Of The Nominating And Corporate Governance Committee (Filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2013, filed with the Commission on June 28, 2013, and incorporated herein by reference)

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Schema Document.

***101.CAL	XBRL Calculation Linkbase Document.

***101.LAB	XBRL Label Linkbase Document.

***101.PRE	XBRL Presentation Linkbase Document.

* Exhibits filed herewith.

** Exhibits furnished herewith.

+ Management contract or compensatory plan.

*** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets – March 31, 2016 and 2015, (ii) the Consolidated Statements of Operations - Years Ended March 31, 2016 and 2015, (iii) Consolidated Statements of Stockholders’ Equity – Years Ended March 31, 2016 and 2015; (iv) the Consolidated Statements of Cash Flows - Years Ended March 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

