Form 10-Q
period 2016-06-30
LUCAS ENERGY, INC.
filed 2016-08-12
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	1,739,397 (as of August 8, 2016)

LUCAS ENERGY, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUCAS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2016	March 31, 2016
ASSETS
Current Assets
Cash	$60,010	$197,662
Accounts Receivable	165,458	93,523
Inventories	194,997	194,997
Other Current Assets	166,819	56,805
Total Current Assets	587,284	542,987
Property and Equipment
Oil and Gas Properties (Full Cost Method)	48,520,979	48,518,512
Other Property and Equipment	425,165	420,351
Total Property and Equipment	48,946,144	48,938,863
Accumulated Depletion, Depreciation, Amortization, and Impairment	(34,857,673)	(34,748,434)
Total Property and Equipment, Net	14,088,471	14,190,429
Other Assets	58,716	58,716
Total Assets	$14,734,471	$14,792,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$2,585,035	$2,423,949
Common Stock Payable	71,882	71,572
Accrued Expenses	557,269	494,232
Notes Payable - Rogers, Net of Discount	7,114,734	7,153,734
Notes Payable - Dreeben, Net of Discount	375,000	202,000
Convertible Notes Payable - Silver Star, Net of Discount	636,732	714,817
Convertible Notes Payable - HTF, Net of Discount	165,458	25,000
Total Current Liabilities	11,506,110	11,085,304

Debenture, Net of Discount	18,929	—
Asset Retirement Obligations	1,206,834	1,179,170
Derivative Liability	182,333	126,960
Total Liabilities	12,914,206	12,391,434

Commitments and Contingencies (see Note 11)
Stockholders’ Equity
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par, -0- Shares Issued and Outstanding At June 30, 2016 and 500 Shares Issued And Outstanding at March 31, 2016	—	773,900
Common Stock, 100,000,000 Shares Authorized of $0.001 Par, 1,739,397 Shares Issued and Outstanding at June 30, 2016 and 1,605,224 Shares Issued and Outstanding at March 31, 2016	1,739	1,605
Additional Paid-in Capital	60,155,673	58,591,988
Accumulated Deficit	(58,337,147)	(56,966,795)
Total Stockholders’ Equity	1,820,265	2,400,698
Total Liabilities and Stockholders’ Equity	$14,734,471	$14,792,132

The accompanying notes are an integral part of these consolidated financial statements.

4

LUCAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2016	2015
Operating Revenues
Crude Oil	$153,244	$393,727
Total Revenues	153,244	393,727

Operating Expenses
Lease Operating Expenses	276,197	162,724
Severance and Property Taxes	23,862	37,623
Depreciation, Depletion,
Amortization, and Accretion	136,903	275,088
General and Administrative	657,770	549,821
Total Operating Expenses	1,094,732	1,025,256

Operating Loss	(941,488)	(631,529)

Other Expense
Interest Expense	338,491	385,455
Other Expense	90,373	14,889
Total Other Expenses	428,864	400,344

Net Loss	$(1,370,352)	$(1,031,873)

Net Loss Per Common Share
Basic and Diluted	$(0.80)	$(0.73)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	1,707,416	1,404,767

The accompanying notes are an integral part of these consolidated financial statements.

5

LUCAS ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities
Net Loss	$(1,370,352)	$(1,031,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	136,903	275,088
Share-Based Compensation	28,699	40,784
Amortization of Deferred Financing Costs	—	77,872
Amortization of Discount on Notes	308,006	15,996
Change in Derivative Liability	55,373	—
Changes in Components of Working Capital and Other Assets
Accounts Receivable	(71,935)	10,332
Prepaid Expenses and Other Current Assets	(110,014)	59,919
Accounts Payable and Accrued Expenses	272,178	279,389
Net Cash Used in Operating Activities	(751,142)	(272,493)

Investing Cash Flows
Payments for Oil and Gas Properties	(44,446)	(188,649)
Proceeds from the Sale of Oil and Gas Properties	—	555,892
Purchase of Other Property and Equipment	(4,814)	—
Net Cash (Used in) Provided by Investing Activities	(49,260)	367,243

Financing Cash Flows
Proceeds from Issuance of Notes Payable	100,000	250,000
Proceeds from Issuance of Convertible Notes	150,000	—
Proceeds from Issuance of Convertible Debenture	500,000	—
Debenture Placement Fees Paid	(48,250)	—
Repayment of Borrowings	(39,000)	—
Net Cash Provided by Financing Activities	662,750	250,000

Increase (Decrease) in Cash	(137,652)	344,750
Cash at Beginning of the Period	197,662	166,597
Cash at End of the Period	$60,010	$511,347

The accompanying notes are an integral part of these consolidated financial statements.

6

LUCAS ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

History of the Company. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006.

The accompanying unaudited interim consolidated financial statements of Lucas Energy, Inc. (“Lucas” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Lucas’s annual report filed with the SEC on Form 10-K for the year ended March 31, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2016 as reported in the Form 10-K have been omitted.

Our fiscal year ends on the last day of March of each year. We refer to the twelve-month periods ended March 31, 2017 and 2016 as our 2017 and 2016 fiscal years, respectively.

On July 15, 2015 the Company effected a 1-for-25 reverse stock split of all of the outstanding shares of the Company’s common stock. Proportional adjustments were also made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans. All issued and outstanding shares of common stock, conversion terms of preferred stock, options and warrants to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse split for all periods presented.

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At June 30, 2016, the Company’s total current liabilities of $11.5 million exceeded its total current assets of $0.6 million, resulting in a working capital deficit of $10.9 million, while at March 31, 2016, the Company’s total current liabilities of $11.1 million exceeded its total current assets of $0.6 million, resulting in a working capital deficit of $10.5 million. The $0.6 million increase in the working capital deficit is primarily related to cash used for operations from the issuance of debt.

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

On December 30, 2015, we entered into an Asset Purchase Agreement to acquire, from twenty-one different entities and individuals, working interests in producing properties and undeveloped acreage. The assets agreed to be acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region. In exchange for the assets being acquired, Lucas will assume $31,350,000 in commercial bank debt, issue 552,000 shares of a newly designated form of convertible preferred stock, issue 13,009,664 shares of common stock, and pay $4,975,000 in cash. At the closing of the transaction, which is subject to various closing conditions, we will rebrand and change our name to “Camber Energy, Inc.” The Asset Purchase Agreement also includes customary termination provisions for both the Company and the sellers, subject to the terms of the purchase agreement and in certain circumstances rights to cure or other prerequisites. The Company also obtained the opinion of Canaccord Genuity Corporation (“Canaccord”) providing that in the opinion of Canaccord, the acquisition is fair, from a financial point of view, to the Company, prior to the approval of such purchase agreement by the Board of Directors. The Company agreed to pay Canaccord $170,000 for the fairness opinion. We currently anticipate the closing of the acquisition, which is subject to various closing conditions, to occur in August or September 2016, and we will require additional funding of approximately $1.35 million in legal expenses, investment banking fees and other transaction costs in order to complete the acquisition (the “Acquisition”), in addition to the cash required to be paid at closing as described above.

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

On April 6, 2016, we also entered into a stock purchase agreement (the “Preferred Stock Purchase Agreement”) with the same accredited institutional investor, pursuant to which we agreed, subject to certain conditions, to issue a $5.26 million face amount newly designated Series C redeemable convertible preferred stock (the “Series C Preferred Stock”) at a 5% original issue discount, convertible into 1,618,462 shares of common stock at a conversion price of $3.25 per share, and a warrant to purchase 1,111,112 shares of common stock at an exercise price of $4.50 per share (the “Second Warrant”). Under the terms of the Preferred Stock Purchase Agreement, the Second Warrant and $530,000 of Series C Preferred Stock will be sold and issued for $500,000 after we close the Acquisition, and, assuming the Acquisition closes, the remaining $4.73 million of Series C Preferred Stock will be sold and issued for $4.5 million immediately after approval by our stockholders for NYSE MKT purposes of the issuance of shares of common stock upon conversion of the Series C Preferred Stock and exercise of the Second Warrant, which the Company is seeking at its special meeting of stockholders to be held on August 23, 2016, and there is an effective registration statement covering the shares of common stock issuable upon conversion of the Series C Preferred Stock and exercise of the Second Warrant.

On April 11, 2016, the Company, TALL, and Silver Star, entered into an Assignment, Assumption and Amendment to Line of Credit and Notes Agreement. Pursuant to the assignment agreement, Silver Star assigned its rights and ownership of a $200,000 convertible note issued by us to Silver Star thereunder dated February 10, 2016 to TALL in consideration for $200,000. Additionally, Silver Star provided us a release from any liability in connection with the line of credit and prior convertible notes issued to Silver Star by us. The assignment agreement also amended the line of credit and terms of any future convertible notes issued thereunder, to, among other things, to increase the monthly advance limit from $200,000 to $250,000 per month and increase the conversion price of any future notes issued from $1.50 per share to $3.25 per share. As additional consideration for TALL agreeing to the terms, we agreed to grant TALL warrants to purchase 51,562 shares of common stock at an exercise price of $3.25 per share, for each $250,000 loaned pursuant to the terms of the amended line of credit. Subsequently, on June 27, 2016, TALL and Silver Star attempted to unilaterally rescind the Assignment, Assumption and Amendment to Line of Credit and Notes Agreement and the transactions undertaken therewith; however, we refused to recognize such rescission due to the fact that we were not party to, and did not agree to the terms of, such rescission. To date, the Company has submitted four $250,000 advance requests for the months of May 2016, June 2016, July 2016 and August 2016, for which TALL has not provided any funds to date. The Company is currently investigating potential remedies for TALL’s breach of its funding obligations and may in the future file a complaint against TALL.

On April 20, 2016, and effective April 1, 2016, the Company entered into a First Amendment to Asset Purchase Agreement (the “First Amendment”), with twenty-one separate sellers and two other parties who became sellers as a result of the First Amendment (collectively, the “Sellers”) and Segundo Resources, LLC, as a Seller and as a representative of the Sellers named therein, amending the Asset Purchase Agreement. Pursuant to the First Amendment, the parties amended the terms of the Asset Purchase Agreement to among other things: (a) make the effective date of the Asset Purchase April 1, 2016 (including the date that the Company will be due consideration for the production of hydrocarbons in connection with the assets to be acquired); (b) remove the requirement that we register the primary issuance of the shares of common stock and preferred stock issuable to the Sellers pursuant to the Asset Purchase Agreement prior to the closing of the Asset Purchase (the “Closing”); (c) provide for the issuance of restricted shares of common and preferred stock to the Sellers at Closing; (d) include representations of the Sellers sufficient to enable us to confirm that an exemption from registration exists for the issuance of the common stock and preferred stock due to be issued at Closing; (e) require us to register the resale of the common stock shares issuable at Closing, after Closing (we are required to file the registration statement registering such shares no later than 30 days after Closing and obtain effectiveness thereof no later than 90 days after closing (135 days in the event the SEC reviews such registration statement)); (f) adjust the number of shares of common and preferred stock we were allowed to have outstanding immediately prior to Closing; (g) provide for the anticipated issuance of additional shares of common stock in connection with the debt assumption contemplated at the Closing; (h) adjust the required timing for our appointment of three director nominees to be nominated by the Sellers at the Closing to 10 days after the Closing date; (i) require us to indemnify the Sellers against losses caused by misstatements in the registration statement unless such losses are caused by information supplied by the Sellers, in which case the Sellers providing such information are required to indemnify us against such losses; (j) confirm that certain recent transactions undertaken by the Company relating to the sale of securities (as previously disclosed by the Company), are approved by the Sellers and that such transactions did not cause any breaches of the terms of the Asset Purchase Agreement; (k) allow for certain additional issuances of common stock from time to time pursuant to the terms of convertible securities sold by the Company prior to Closing; (l) allow the Sellers to sell certain property in Glasscock County, Texas prior to Closing, subject to the pre-approval of such sale by the Company, and subject to such sale proceeds being placed in escrow until the earlier of Closing (and thereafter released to the Company) or as mutually agreed by the Company and the Seller Representative; and (m) remove certain closing conditions which have already been completed to date from the conditions to Closing described in the Asset Purchase Agreement.

In July and August 2016, RAD2 Minerals, Ltd. (“RAD2”), which is one of the Sellers, and controlled by Richard Azar, who will become the Company’s largest stockholder and will be appointed as Executive Chairman following the closing of the Acquisition, advanced the Company an aggregate of $350,000. This advance does not accrue interest and has no stated maturity date. The Company anticipates repaying the amounts advanced by RAD2 at the closing of the Acquisition.

In August 2016, two other Sellers advanced the Company an aggregate of $200,000 ($100,000 each). These advances do not accrue interest and have no stated maturity date. The Company anticipates repaying the amounts advanced by the two Sellers following the closing of the Acquisition and after completion of the transactions contemplated by the Preferred Stock Purchase Agreement.

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

The realization of the Company’s assets and satisfaction of its liabilities is contingent on the completion of the Asset Purchase Agreement. The Company anticipates that it will need approximately $15.0 million to execute its current business plan and is currently in the later stages of seeking shareholder approval and closing of the Asset Purchase Agreement. In the event that the Company is unable to complete the Asset Purchase Agreement, and is otherwise unable to replace such financing on a timely basis, it would materially affect the Company’s ability to continue as a going concern. If closing on the Asset Purchase Agreement is not completed, among other things, the Company expects that it would incur additional impairment of its oil and gas properties of approximately $12.0 million and the Company’s ability to meet its obligations from existing cash flows would be significantly affected. If the Company would be required to seek financing from other sources, such financings may not be available or, if available, may not be on terms acceptable to the Company. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to raise capital to meet its obligations and develop its oil and gas properties to attain profitable operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its 2016 Annual Report. There have been no changes to the Company’s significant accounting policies since March 31, 2016.

NOTE 4 – PROPERTY AND EQUIPMENT

Oil and Gas Properties

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized. Properties not subject to amortization consist of acquisition, exploration and development costs, which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization. Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $26.46 per barrel of oil equivalent (“Boe”) for the three months ended June 30, 2016, and was $31.95 per Boe for the three months ended June 30, 2015.

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. The price used in the ceiling test is the simple average first of the month price for the prior 12 months. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of June 30, 2016, no impairment of oil and gas properties was indicated.

All of Lucas’s oil and gas properties are located in the United States. Below are the components of Lucas’s oil and gas properties recorded at:

	June 30,	March 31,
	2016	2016
Proved leasehold costs	$10,266,550	$10,266,551
Costs of wells and development	37,537,092	37,534,624
Capitalized asset retirement costs	717,337	717,337
Total oil and gas properties	48,520,979	48,518,512
Accumulated depreciation, depletion and impairment	(34,512,129)	(34,416,407)
Net capitalized costs	$14,008,850	$14,102,105

Office Lease

In June 2016, we moved our corporate headquarters from Suite 780 to Suite 860 at our same physical address location of 450 Gears Road, Houston, Texas 77067. The new office space is approximately 4,400 square feet and has a base monthly rent of approximately $7,700 for the first year and approximately $7,900, $8,000, $8,200 and $8,400 for subsequent years. We also paid an $8,400 deposit and received proceeds from our prior security deposit of $5,000.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the retirement of oil and gas property and equipment for the three-month period ended June 30, 2016. Lucas does not have short-term asset retirement obligations as of June 30, 2016.

Carrying amount at beginning of period - March 31, 2016	$1,179,170
Accretion	27,664
Carrying amount at end of period - June 30, 2016	$1,206,834

NOTE 6 – NOTES PAYABLE, DEBENTURE

Rogers Loan

At June 30, 2016, the Company had $7,114,734 due under the $7.5 million Letter Loan Agreement (as amended, modified, restated and revised to date, the “Rogers Loan”) originally entered into with Louise H. Rogers (“Rogers”) on August 13, 2013. Amortization of debt discount of $21,323 was recorded during the year ended March 31, 2016 while no unamortized discount remained as of June 30, 2016.

Currently, the Rogers Loan has a maturity date of October 31, 2016, and we have agreed to pay all professional fees incurred by Rogers and to pay Rogers $39,000 in lieu of interest on the Rogers Loan as well as all operating income of collateralized assets (beginning October 1, 2015). Also, we agreed to make principal payments to Rogers from certain insurance proceeds to be received, which we have not received to date. For the months of January, February, March, June and July 2016, the Company did not make the required monthly principal payments due pursuant to the terms of the Rogers loan as amended. Instead, the Company and the loan administrator agreed to settle any outstanding administration and legal fees in lieu of the principal payments. The Company paid approximately $98,000 related to the fees and effective July 5, 2016, the Company obtained a waiver for the nonpayment of the principal amounts.

Additionally, per a prior amendment, we transferred all of our oil and gas interests and equipment to our then newly formed wholly-owned Texas subsidiary, CATI Operating LLC, which clarified that following the transfer, Rogers had no right to foreclose upon the Company (at the Nevada corporate parent level) upon the occurrence of an event of default under the Rogers Loan, and that instead Rogers would only take action against CATI and its assets and required Rogers to release all UCC and other security filings on the Company (provided that Rogers is allowed to file the same filings on CATI and its assets). Subsequently, we formally assigned all of our oil and gas interests and equipment to CATI pursuant to an Assignment and Bill of Sale dated December 16, 2015.

Silver Star Line of Credit

On August 30, 2015, we entered into a Non-Revolving Line of Credit Agreement with Silver Star Oil Company. The line of credit provided us the right to issue up to $2.4 million in convertible promissory notes to Silver Star. To date, Lucas has drawn $1,000,000 under the line of credit for the months of October, November, December 2015 and January and February 2016. The convertible notes contained a beneficial conversion feature with a combined intrinsic value of $687,987 for the five notes, which is recognized as a discount and is being amortized through interest expense using the effective interest method over the term of the notes.

As of June 30, 2016, $800,000 of convertible notes have been assigned by Silver Star to Rockwell Capital Partners (“Rockwell”), of which Rockwell has converted a total of $365,780 of the principal and interest due on such convertible notes into shares of our common stock at a conversion price of $1.50 per share, for an aggregate of 243,853 shares.

On April 11, 2016, the Company, Target Alliance London Limited, and Silver Star, entered into an Assignment, Assumption and Amendment to Line of Credit and Notes Agreement whereby Silver Star assigned its rights and ownership of a $200,000 convertible promissory note issued by us to Silver Star thereunder dated February 10, 2016 to TALL in consideration for $200,000. The Assignment Agreement also extended the due date of the February Note and all future notes issued under the Line of Credit to April 11, 2017. As additional consideration for TALL agreeing to the terms of the Assignment Agreement, we agreed, subject to NYSE MKT listing approval and where applicable stockholder approval under applicable NYSE MKT rules and regulations, to grant TALL warrants to purchase 51,562 shares of common stock at an exercise price of $3.25 per share, for each $250,000 loaned pursuant to the terms of the amended Line of Credit.

On June 27, 2016, TALL and Silver Star attempted to unilaterally rescind the Assignment, Assumption and Amendment to Line of Credit and Notes Agreement and the transactions undertaken therewith; however, we refused to recognize such rescission due to the fact that we were not party to, and did not agree to the terms of, such rescission. To date, the Company has submitted four $250,000 advance requests to TALL for the months of May 2016, June 2016, July 2016 and August 2016, for which TALL has not provided any funds to date. The Company is currently evaluating potential remedies for TALL’s breach of its funding obligations and may in the future file a complaint against TALL.

As of June 30, 2016, we had total convertible notes due to Rockwell and TALL of $636,732 (net of the unamortized discount of $9,563) which is recognized as a short-term liability on the Company’s balance sheet as of June 30, 2016. The Company has also recognized approximately $18,700 in accrued interest as of June 30, 2016.

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

Each of the convertible notes are due and payable twelve months from their issuance date, accrue interest at the rate of 6% per annum (15% upon the occurrence of an event of default), and allow the holder thereof the right to convert the principal and interest due thereunder into common stock of the Company at a conversion price of $1.50 per share, provided that the total number of shares of common stock issuable upon conversion of the convertible notes cannot exceed 19.9% of our outstanding shares of common stock on March 29, 2016. The convertible notes contained a beneficial conversion feature with a combined intrinsic value of $600,000 for the three notes, which is recognized as a discount and is being amortized through interest expense using the effective interest method over the term of the notes.

As of June 30, 2016, we had total convertible notes due to HFT of $165,458 (net of the unamortized discount of $434,542) which is recognized as a short-term liability on the Company’s balance sheet as of June 30, 2016. The Company has also recognized approximately $8,000 in accrued interest as of June 30, 2016.

Dreeben Note

On March 28, 2016, we borrowed $250,000 from Alan Dreeben, who is one of the sellers of the assets we plan to acquire pursuant to the Asset Purchase Agreement, pursuant to a short-term promissory note. The short-term promissory note has a principal balance of $275,000 (the $250,000 borrowed plus a $25,000 original issue discount), does not accrue interest unless an event of default occurs thereunder, at which time the note accrues interest at 15% per annum, has a maturity date of June 28, 2016 and contains standard and customary events of default. The short-term promissory note may be prepaid at any time without penalty. As additional consideration for Mr. Dreeben agreeing to make the loan, we agreed to issue Mr. Dreeben 15,000 restricted shares of common stock, which to date, have not been issued. Therefore, as of March 31, 2016, we accrued $48,000 in stock payable, which is based on the closing price of the Company’s common stock ($3.20 per share) on March 28, 2016. We also recognized the value of the $48,000 stock payable as a discount to the short-term promissory note in addition to the original discount of $25,000, for a total discount of $73,000.

On June 27, 2016, we entered into an amended and restated short-term promissory note, amending and restating the note originally entered into with Alan Dreeben on March 28, 2016; evidencing an additional $100,000 borrowed on June 13, 2016, plus a $10,000 original issue discount on such loan amount and extending the maturity date of the note to August 31, 2016. Mr. Dreeben is one of the Sellers.

As of June 30, 2016, we had a short-term promissory due to Alan Dreeben of $375,000 (net of the unamortized discount of $10,000), which is recognized as a short-term liability on the Company’s balance sheet as of June 30, 2016.

Debenture

On April 6, 2016, we entered into a Securities Purchase Agreement with an accredited institutional investor, pursuant to which we issued a redeemable convertible subordinated debenture, with a face amount of $530,000, convertible into 163,077 shares of common stock at a conversion price equal to $3.25 per share and a warrant to purchase 1,384,616 shares of common stock (subject to adjustment thereunder) at an exercise price equal to $3.25 per share (the “First Warrant”). The accredited institutional investor purchased the debenture at a $30,000 original issue discount for the sum of $500,000 and agreed that it will exercise the First Warrant, upon satisfaction of certain conditions, for the sum of $4.5 million. The debenture matures in seven years and accrues interest at a rate of 6.0% per annum, subject to adjustment as provided in the debenture.

As the fair value of the warrants issued in connection with the debenture exceeds the $530,000 value of the debenture, we fully discounted the entire debenture and will amortize the discount over the term of the debenture. The discount is being amortized through interest expense using the effective interest method over the term of the debenture.

As of June 30, 2016, we had a convertible subordinated debenture of $18,929 (net of the unamortized discount of $511,071) which is recognized as a long-term liability on the Company’s balance sheet as of June 30, 2016. The Company has also recognized approximately $8,000 in accrued interest as of June 30, 2016.

NOTE 7 – STOCK PURCHASE AGREEMENT

On April 6, 2016, we entered into a Stock Purchase Agreement with the same accredited institutional investor (noted above in “Note 6 – Notes Payable, Debenture”), pursuant to which we agreed, subject to certain conditions, to sell 527 shares of Series C redeemable convertible preferred stock (the “Series C Preferred Stock”)(with a face value of $5.26 million) at a 5% original issue discount, convertible into 1,618,462 shares of common stock at a conversion price of $3.25 per share, and a warrant to purchase 1,111,112 shares of common stock at an exercise price of $4.50 per share (the “Second Warrant”). Under the terms of the Stock Purchase Agreement, the Second Warrant and 53 shares of Series C Preferred Stock will be sold and issued for $500,000 after the Acquisition (as defined and described in “Note 2 – Liquidity and Going Concern Considerations”) closes, and, assuming the Acquisition closes, the remaining 474 shares of Series C Preferred Stock will be sold and issued for $4.5 million immediately after approval by our stockholders for NYSE MKT purposes, of the issuance of shares of common stock issuable upon conversion/exercise thereof, which the Company is seeking at its special meeting of stockholders to be held on August 23, 2016, and at such time as there is an effective registration statement in place covering the shares of common stock issuable upon conversion of the Series C Preferred Stock and exercise of the Second Warrant.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

On April 19, 2016, the holder of our Series A Convertible Preferred Stock, agreed to convert all 500 shares of our outstanding Series A Convertible Preferred Stock into 20,000 shares of our common stock (a conversion ratio of 40:1 as provided in the original designation of the Series A Convertible Preferred Stock adjusted for the Company’s 1:25 reverse stock split effective on July 25, 2015), which conversion was completed on April 25, 2016. We paid the holder $20,000 in connection with and effective upon such conversion in order to comply with the terms of the Asset Purchase Agreement that no shares of Series A Convertible Preferred Stock are outstanding at the closing. As of June 30, 2016, we have no preferred stock issued or outstanding.

Common Stock

The following summarizes Lucas’s common stock activity during the three-month period ended June 30, 2016:

		Common Shares
	Amount (a)	Per Share	Issued and Outstanding Shares
Balance at March 31, 2016			1,605,224
Conversion of Debt	$159,780	$1.50	106,520
Preferred Stock Series A Conversion	773,900	38.70	20,000
Share-Based Compensation	23,572	3.08	7,653
Balance at June 30, 2016			1,739,397

(a)      Net proceeds or fair market value on grant date, as applicable.

See “Note 10 – Share-Based Compensation” for information on common stock activity related to Share-Based Compensation, including shares granted to the board of directors, officers, employees and consultants.

Warrants

During the three months ended June 30, 2016, warrants to purchase 1,384,616 shares of common stock were granted in connection with our sale of the debenture noted in “Note 6 – Note Payables, Debenture”, above. We also granted warrants to purchase 124,285 shares of common stock in connection with the HFT Convertible Promissory Notes (see “Note 6 – Note Payables, Debenture”, above). No warrants were exercised, expired or cancelled during the three months ended June 30, 2016. However, warrants to purchase 66,668 shares of common stock issued in connection with an equity raise completed in April 2014, contained a weighted average anti-dilutive provision in which the exercise price of the warrants are adjusted downward based on any subsequent issuance or deemed issuance of common stock or convertible securities by the Company for consideration less than the then exercise price of such warrants. As a result of the anti-dilution rights, the exercise price of the warrants was adjusted from $15.56 per share as of March 31, 2016 to $9.75 per share as of June 30, 2016, in connection with our issuance of common stock and convertible securities for consideration less than the then exercise price of the warrants during the period. As of June 30, 2016, the fair value of the derivative liability associated with the 66,668 warrants was $182,333 compared to $126,960 at March 31, 2016. Therefore, the $55,373 change in the derivative liability fair value was recorded as other expense on the consolidated statement of operations.

The Company follows the authoritative guidance for measuring fair value of assets and liabilities in its financial statements. For further information regarding the fair value hierarchy, refer to Note 3 of the Notes to the Consolidated Financial Statements in the Form 10-K.

The following is a summary of the Company’s outstanding warrants at June 30, 2016:

Warrants		Exercise	Expiration	Intrinsic Value
Outstanding		Price ($)	Date	at June 30, 2016
100,422	*(1)	71.50	July 4, 2016	—
41,300	(2)	57.50	October 18, 2017	—
11,000	(3)	37.50	April 4, 2018	—
2,000	(4)	37.50	May 31, 2018	—
11,195	(5)	0.01	August 13, 2018	42,429
66,668	(6)	9.75	April 21, 2019	—
1,384,616	(7)	3.25	April 6, 2023	—
124,285	(8)	1.50	April 26, 2021	—
1,741,486				$42,429

*Warrants expired on July 4, 2016 and are no longer outstanding as of the date of this report

(1)	Series B Warrants issued in connection with the sale of units in the Company’s unit offering in December 2010. The Series B Warrants became exercisable on July 4, 2011 and will remain exercisable thereafter until July 4, 2016.
(2)	Warrants issued in connection with the sale of units in the Company’s unit offering in April 2012. The warrants became exercisable on October 18, 2012, and will remain exercisable thereafter until October 18, 2017.
(3)	Warrants issued in connection with the issuance of certain notes in April 2013, or which the outstanding principal and interest was paid in full on August 16, 2013. The warrants were exercisable on the grant date (April 4, 2013) and remain exercisable until April 4, 2018.
(4)	Warrants issued in connection with the issuance of certain notes in May 2013, for which the outstanding principal and interest was paid in full on August 16, 2013. The warrants were exercisable on the grant date (May 31, 2013) and remain exercisable until May 31, 2018.
(5)	Warrants issued in connection with the Letter Loan. The warrants were exercisable on the grant date (August 13, 2013) and remain exercisable until the earlier of (a) August 13, 2018; and (b) three years after the payment in full of the Loan. The exercise price was lowered to $0.01 per share on August 12, 2015.
(6)	Warrants issued in connection with the sale of units in the Company’s unit offering in April 2014. The Warrants became exercisable on April 21, 2014 and will remain exercisable thereafter until April 21, 2019.
(7)	Warrants issued in connection with the Debenture, which accrues a premium at a rate equal to 6.0% per annum. The warrants were exercisable on the grant date (April 6, 2016) and remain exercisable until April 6, 2023.
(8)	Warrants issued in connection with the HFT Convertible Promissory Notes. The warrants were exercisable on the grant date (April 26, 2016) and remain exercisable until April 26, 2021.

NOTE 9 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2017 fiscal year and consequently, recorded no provision or benefit for income taxes for the three months ended June 30, 2016.

NOTE 10 – SHARE-BASED COMPENSATION

Lucas measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Common Stock

Lucas issued 7,653 shares of its common stock with an aggregate grant date fair value of $23,572 during the three-month period ended June 30, 2016, which were valued based on the trading value of Lucas’s common stock on the date of grant. Also, on June 30, 2016, the Company agreed to award an additional 6,285 shares of its common stock with an aggregate grant fair value of $23,882, which were valued based on the trading value of Lucas’s common stock on the date of grant. Those common stock awards had yet to be physically issued as of June 30, 2016, and therefore, were recognized as accrued common stock payable on the balance sheet. The shares were awarded according to the employment agreement with an officer and as additional compensation for other managerial personnel.

Stock Options

As of June 30, 2016, the Company had 22,920 stock options outstanding with a weighted average exercise price of $33.96 and as of June 30, 2015, the Company 24,920 stock options outstanding with a weighted average exercise price of $33.80.

Of the Company’s outstanding options, no options expired, were exercised or forfeited during the three months ended June 30, 2016. Additionally, no stock options were granted during the three months ended June 30, 2016. Compensation expense related to stock options during the three-month periods ended June 30, 2016 was $4,816.

Options outstanding and exercisable at June 30, 2016 and June 30, 2015 had no intrinsic value, respectively. The intrinsic value is based upon the difference between the market price of Lucas’s common stock on the date of exercise and the grant price of the stock options.

The following tabulation summarizes the remaining terms of the options outstanding:

Exercise	Remaining	Options	Options
Price ($)	Life (Yrs.)	Outstanding	Exercisable
24.50	0.5	3,000	3,000
40.75	1.3	4,000	3,000
43.50	1.3	6,000	6,000
40.25	1.5	2,000	2,000
39.50	1.3	2,000	2,000
5.50	1.7	4,000	4,000
51.75	4.3	1,920	1,920
	Total	22,920	21,920

As of June 30, 2016, total unrecognized stock-based compensation expense related to all non-vested stock options was $25,688, which is being recognized over a remaining weighted average period of approximately 1.2 years.

In prior periods, the shareholders of the Company approved the Company’s 2014 (as amended), 2012 and 2010 Stock Incentive Plans (“the Plans”). The Plans are intended to secure for the Company the benefits arising from ownership of the Company’s common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company’s future growth. The Plans provide an opportunity for any employee, officer, director or consultant of the Company to receive incentive stock options (to eligible employees only), nonqualified stock options, restricted stock, stock awards and shares in performance of services. There are 81,190 shares available for issuance under the Plans as of June 30, 2016.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Office Lease. In June 2016, we moved our corporate headquarters from Suite 780 to Suite 860 at our same physical address location of 450 Gears Road, Houston, Texas 77067. The new office space is approximately 4,400 square feet and has a base monthly rent of approximately $7,700 for the first year and approximately $7,900, $8,000, $8,200 and $8,400 for subsequent years. We also paid an $8,400 deposit and received proceeds from our prior security deposit of $5,000.

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

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the three-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015
Interest	$3,538	$73,465
Income taxes	—	—

Non-cash investing and financing activities for the three-month periods ended June 30, 2016 and 2015 included the following:

	Three Months Ended June 30,
	2016	2015

Reduction in Accounts Payable for Payments Made on Previously Accrued Capital Expenditures	$41,979	$610,627
Discounts on Debenture and Convertible Note	$601,750	$—
Conversion of Convertible Notes in Common Stock	$159,780	$—
Conversion of Preferred Stock to Common Stock	$733,900	$—
Extinguishment of Note Payable in Exchange of Common Stock	$—	$212,764
Extinguishment of Note Payable in Exchange of Certain Oil and Gas Properties	$—	$387,236

NOTE 13 – SUBSEQUENT EVENTS

In July and August 2016, RAD2 Minerals, Ltd. (“RAD2”), which is one of the Sellers, and controlled by Richard Azar, who will become the Company’s largest stockholder and will be appointed as Executive Chairman following the closing of the Acquisition, advanced the Company an aggregate of $350,000. This advance does not accrue interest and has no stated maturity date. The Company anticipates repaying the amounts advanced by RAD2 at the closing of the Acquisition.

In August 2016, two other Sellers advanced the Company an aggregate of $200,000 ($100,000 each). These advances do not accrue interest and have no stated maturity date. The Company anticipates repaying the amounts advanced by the two Sellers following the closing of the Acquisition and after completion of the transactions contemplated by the Preferred Stock Purchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements are generally located in the material set forth below under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. For a more detailed description of the risks and uncertainties involved, the following discussion and analysis should be read in conjunction with management’s discussion and analysis contained in Lucas’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (the “2016 Annual Report”) and related discussion of our business and properties contained therein.

These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements which include, among others:

·	the ability to consummate the acquisition of assets (the “Assets”) pursuant to that certain Asset Purchase Agreement dated December 30, 2015 (the “Acquisition”);
·	the availability of funding and the terms of such funding;
·	our growth strategies;
·	anticipated trends in our business;
·	our ability to make or integrate acquisitions;
·	our ability to repay outstanding loans and satisfy our outstanding liabilities;
·	our liquidity and ability to finance our exploration, acquisition and development strategies;
·	market conditions in the oil and gas industry;
·	the timing, cost and procedure for proposed acquisitions;
·	the impact of government regulation;
·	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;
·	legal proceedings and/or the outcome of and/or negative perceptions associated therewith;
·	planned capital expenditures (including the amount and nature thereof);
·	changes in the market price of oil and gas;
·	changes in the number of drilling rigs available;
·	increases in oil and gas production;
·	the number of wells we anticipate drilling in the future;
·	estimates, plans and projections relating to acquired properties;
·	the number of potential drilling locations; and
·	our financial position, business strategy and other plans and objectives for future operations.

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

·	the dilution associated with the shares of our capital stock issuable upon closing the Acquisition;
·	risks associated with the debt to be assumed at closing of the Acquisition;
·	the inability to refinance the debt to be assumed at closing of the Acquisition on favorable terms or at all;
·	the possibility that our future acquisitions may involve unexpected costs;

·	the volatility in commodity prices for oil and gas;
·	the accuracy of internally estimated proved reserves;
·	the presence or recoverability of estimated oil and gas reserves;
·	the ability to replace oil and gas reserves;
·	the availability and costs of drilling rigs and other oilfield services;
·	risks inherent in natural gas and oil drilling and production activities, including risks of fire, explosion, blowouts, pipe failure, casing collapse, unusual or unexpected formation pressures, environmental hazards, and other operating and production risks;
·	delays in receipt of drilling permits;
·	risks relating to the availability of capital to fund drilling operations that can be adversely affected by adverse drilling results, production declines and declines in natural gas and oil prices;
·	risks relating to unexpected adverse developments in the status of properties;
·	risks relating to the absence or delay in receipt of government approvals or other third party consents;
·	risks relating to governmental regulations regarding hydraulic fracturing and the disposition/disposal of produced water;
·	environmental risks;
·	exploration and development risks;
·	competition;
·	the inability to realize expected value from acquisitions;
·	the availability and cost of alternative fuel sources;
·	our ability to maintain the listing of our common stock on the NYSE MKT;
·	our limited market capitalization;
·	the ability of our management team to execute its plans to meet its goals; and
·	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Review of Information and Definitions

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2016.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

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

Our website address is http://www.lucasenergy.com. Our fiscal year ends on the last day of March of each year. The information on, or that may be accessed through, our website is not incorporated by reference into this report and should not be considered a part of this report. We refer to the twelve-month periods ended March 31, 2017 and March 31, 2016 as our 2017 Fiscal Year and 2016 Fiscal Year, respectively.

At June 30, 2016, the Company had leasehold interests (working interests) in approximately 8,395 gross acres, or 8,309 net acres, which is the Company’s total net developed and undeveloped acreage as measured from the surface to the base of the Austin Chalk formation. In deeper formations, the Company has approximately 1,909 net acres in the Eagle Ford oil window.

As of June 30 2016, Lucas was producing an average of approximately 40 net barrels of oil equivalent per day (Boepd) from 17 active well bores, of which 11 wells accounted for more than 90% of our production. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. An affiliate of Marathon Oil Corporation operates two Eagle Ford horizontal wells in our Gonzales leases, of which we have a 15% working interest on each well. Our production sales totaled 3,617 barrels of oil equivalent, net to our interest, for the quarter ended June 30, 2016.

At March 31, 2016, Lucas’s total estimated proved reserves were 4.3 million barrels of oil equivalent (Boe), of which 3.8 million barrels (Bbls) were crude oil reserves, and 2.5 billion cubic feet (Bcf) were natural gas reserves. Approximately 3% of the barrel of oil equivalent (Boe) was proved producing. As of June 30, 2016, Lucas employed seven full-time employees. We also utilized three contractors on an “as-needed” basis to carry out various functions of the Company, including but not limited to field operations, land administration, corporate activity and information technology maintenance.

Industry Segments

Lucas Energy’s operations are all crude oil and natural gas exploration and production related.

Operations and Oil and Gas Properties

We operate in known productive areas in order to decrease geological risk. Our holdings are located in an increased area of current industry activity in Gonzales, Wilson and Karnes counties in Texas. We concentrate on two vertically adjoining formations: the Austin Chalk and Eagle Ford formations, listed in the order of increasing depth measuring from land surface. Lucas’s acreage position is in the oil window of the Eagle Ford trend and we currently have approximately 8,395 gross acres in the Gonzales, Karnes and Wilson County, Texas areas.

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

Our Strategic Path

On December 30, 2015, Lucas entered into an Asset Purchase Agreement (the “Purchase Agreement”), as purchaser, with twenty-one separate sellers (the “Sellers”) and Segundo Resources, LLC, as a Seller and as a representative of the sellers named therein (the “Representative”). Pursuant to the Purchase Agreement and the terms and conditions thereof, we agreed to acquire from the Sellers, working interests in producing properties and undeveloped acreage in Texas and Oklahoma, including varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region of the United States, and related wells, leases, records, equipment and agreements associated therewith (collectively, the “Assets”). The properties currently produce approximately 1,000 net barrels of oil equivalent per day (BOE/d), of which 53% are liquids from 114 producing wells. The bulk of the production is from the Hunton formation holding approximately 43,000 gross acres (9,900 net acres) in central Oklahoma. Additionally, further, offset development drilling opportunities for at least 40 additional wells have been identified.

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

At the closing of the transaction, we will rebrand and change our name to “Camber Energy, Inc.” The parties currently anticipate the closing of the acquisition, which is subject to various closing conditions, including those described below, to occur during August or September 2016.

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

We continue to operate our Gonzales, Texas, Austin Chalk/Eagle Ford Shale properties. The activity around our Eagle Ford assets sharpens the focus of opportunities in our leases. The number of wells drilled near and offsetting our leases continues to support our enhanced view of the Eagle Ford area. In addition, leading operators in the Eagle Ford area have developed drilling and completion technologies that have significantly reduced production risk and decreased per unit drilling and completion costs. While commodity prices have dropped dramatically, the associated drilling and completion costs have dropped as well. We continue to review the cost to benefit of drilling as commodity prices and drilling costs fluctuate.

In the current commodity price environment, we do not generate enough revenue from our current production to cover our overhead burden. While we have diligently reduced costs, such reduction is not sufficient to overcome the decline in the price of oil. We have made significant strides in cost cutting programs including overall general and administrative expenses; however, without also generating new production the commodity price environment outweighs the cost savings.

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

Liquidity and Going Concern Consideration

On December 31, 2015, we entered into the Purchase Agreement described above, whereby we agreed to acquire, from twenty-one different entities and individuals, working interests in producing properties and undeveloped acreage. The assets being acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region. In exchange for the assets being acquired, Lucas will assume $31,350,000 in commercial bank debt, issue 552,000 shares of a newly designated form of convertible preferred stock, issue 13,009,664 shares of common stock, and pay $4,975,000 in cash. We anticipate closing the acquisition in August or September 2016 and anticipate requiring additional funding of approximately $1.35 million in legal expenses, investment banking fees and other transaction costs in order to complete the acquisition, as well as the approximately $5 million needed to be paid at closing.

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

On April 6, 2016, we also entered into a stock purchase agreement (the “Preferred Stock Purchase Agreement”) with the same accredited institutional investor, pursuant to which we agreed, subject to certain conditions, to issue a $5.26 million face amount newly designated Series C redeemable convertible preferred stock (the “Series C Preferred Stock”) at a 5% original issue discount, convertible into 1,618,462 shares of common stock at a conversion price of $3.25 per share, and a warrant to purchase 1,111,112 shares of common stock at an exercise price of $4.50 per share (the “Second Warrant”). Under the terms of the Preferred Stock Purchase Agreement, the Second Warrant and $530,000 of Series C Preferred Stock will be sold and issued for $500,000 after we close the Acquisition, and, assuming the Acquisition closes, the remaining $4.73 million of Series C Preferred Stock will be sold and issued for $4.5 million immediately after approval by our stockholders for NYSE MKT purposes of the issuance of shares of common stock upon conversion of the Series C Preferred Stock and exercise of the Second Warrant, which the Company is seeking at its special meeting of stockholders to be held on August 23, 2016, and there is an effective registration statement covering the shares of common stock issuable upon conversion of the Series C Preferred Stock and exercise of the Second Warrant.

On April 11, 2016, the Company, TALL, and Silver Star, entered into an Assignment, Assumption and Amendment to Line of Credit and Notes Agreement. Pursuant to the assignment agreement, Silver Star assigned its rights and ownership of a $200,000 convertible note issued by us to Silver Star thereunder dated February 10, 2016 to TALL in consideration for $200,000. Additionally, Silver Star provided us a release from any liability in connection with the line of credit and prior convertible notes issued to Silver Star by us. The assignment agreement also amended the line of credit and terms of any future convertible notes issued thereunder, to, among other things, to increase the monthly advance limit from $200,000 to $250,000 per month and increase the conversion price of any future notes issued from $1.50 per share to $3.25 per share. As additional consideration for TALL agreeing to the terms, we agreed, to grant TALL warrants to purchase 51,562 shares of common stock at an exercise price of $3.25 per share, for each $250,000 loaned pursuant to the terms of the amended line of credit. Subsequently, on June 27, 2016, TALL and Silver Star attempted to unilaterally rescind the Assignment, Assumption and Amendment to Line of Credit and Notes Agreement and the transactions undertaken therewith; however, we refused to recognize such rescission due to the fact that we were not party to, and did not agree to the terms of, such rescission. To date, the Company has submitted four $250,000 advance requests for the months of May 2016, June 2016, July 2016 and August 2016, for which TALL has not provided any funds to date. The Company is currently analyzing potential remedies for TALL’s breach of its funding obligations and may in the future file a complaint against TALL.

On April 20, 2016, and effective April 1, 2016, the Company entered into a First Amendment to Asset Purchase Agreement, with twenty-one separate sellers and two other parties who became sellers as a result of the First Amendment (collectively, the “Sellers”) and Segundo Resources, LLC, as a Seller and as a representative of the Sellers named therein, amending the Asset Purchase Agreement. Pursuant to the First Amendment, the parties amended the terms of the Asset Purchase Agreement to among other things: (a) make the effective date of the Asset Purchase April 1, 2016 (including the date that the Company will be due consideration for the production of hydrocarbons in connection with the assets to be acquired); (b) remove the requirement that we register the primary issuance of the shares of common stock and preferred stock issuable to the Sellers pursuant to the Asset Purchase Agreement prior to the closing of the Asset Purchase (the “Closing”); (c) provide for the issuance of restricted shares of common and preferred stock to the Sellers at Closing; (d) include representations of the Sellers sufficient to enable us to confirm that an exemption from registration exists for the issuance of the common stock and preferred stock due to be issued at Closing; (e) require us to register the resale of the common stock shares issuable at Closing, after Closing (we are required to file the registration statement registering such shares no later than 30 days after Closing and obtain effectiveness thereof no later than 90 days after closing (135 days in the event the SEC reviews such registration statement)); (f) adjust the number of shares of common and preferred stock we were allowed to have outstanding immediately prior to Closing; (g) provide for the anticipated issuance of additional shares of common stock in connection with the debt assumption contemplated at the Closing; (h) adjust the required timing for our appointment of three director nominees to be nominated by the Sellers at the Closing to 10 days after the Closing date; (i) require us to indemnify the Sellers against losses caused by misstatements in the registration statement unless such losses are caused by information supplied by the Sellers, in which case the Sellers providing such information are required to indemnify us against such losses; (j) confirm that certain recent transactions undertaken by the Company relating to the sale of securities (as previously disclosed by the Company), are approved by the Sellers and that such transactions did not cause any breaches of the terms of the Asset Purchase Agreement; (k) allow for certain additional issuances of common stock from time to time pursuant to the terms of convertible securities sold by the Company prior to Closing; (l) allow the Sellers to sell certain property in Glasscock County, Texas prior to Closing, subject to the pre-approval of such sale by the Company, and subject to such sale proceeds being placed in escrow until the earlier of Closing (and thereafter released to the Company) or as mutually agreed by the Company and the Seller Representative; and (m) remove certain closing conditions which have already been completed to date from the conditions to Closing described in the Asset Purchase Agreement.

In July and August 2016, RAD2 Minerals, Ltd. (“RAD2”), which is one of the Sellers, and controlled by Richard Azar, who will become the Company’s largest stockholder and will be appointed as Executive Chairman following the closing of the Acquisition, advanced the Company an aggregate of $350,000. This advance does not accrue interest and has no stated maturity date. The Company anticipates repaying the amounts advanced by RAD2 at the closing of the Acquisition.

In August 2016, two other Sellers advanced the Company an aggregate of $200,000 ($100,000 each). These advances do not accrue interest and have no stated maturity date. The Company anticipates repaying the amounts advanced by the two Sellers following the closing of the Acquisition and after completion of the transactions contemplated by the Preferred Stock Purchase Agreement.

Lucas is currently discussing potential financing transactions in order to fulfill our current capital requirements as well as our planned asset acquisition, which we believe, if finalized and completed, will ensure the future viability of the Company. However, due to our current capital structure and the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to obtain the necessary financing to finalize the asset purchase or drill additional wells and develop our proved undeveloped reserves (PUDs); coupled with continued lower commodity prices over the last twelve months, we believe that our revenues will continue to decline over time. Therefore, we may be forced to scale back our business plan, sell assets to satisfy outstanding debts or take other remedial steps which may include seeking bankruptcy protection.

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

Market Conditions and Commodity Prices

Our financial results depend on many factors, particularly the price of natural gas and crude oil and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by weather conditions, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future commodity prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our production volumes or revenues. In addition to production volumes and commodity prices, finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success. We expect prices to remain volatile for the remainder of the year. For information about the impact of realized commodity prices on our crude oil revenues, refer to “Results of Operations” below.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three-month periods ended June 30, 2016 and 2015, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. As used below, the abbreviations “Bbls” stands for barrels, “NGL” stands for natural gas liquids, “Mcf” for thousand cubic feet and “Boe” for barrels of oil equivalent on the basis of six Mcf per barrel. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

We reported a net loss for the three months ended June 30, 2016 of $1.4 million, or $0.80 per share. For the same period a year ago, we reported a net loss of $1.0 million, or $0.73 per share. As discussed in more detail below, our net loss increased by $0.4 million primarily due to a decrease in sales revenue of $0.2 million and an increase of operating expenses of $0.1 million.

The following table sets forth the operating results and production data for the three-month periods ended June 30, 2016 and 2015. There were no reportable natural gas sales.

	Three Months Ended June 30,
	2016	2015	Increase (Decrease)	% Increase (Decrease)
Sales Volumes:
Crude Oil (Bbls)	3,617	7,045	(3,428)	(49%)

Crude Oil (Bbls per day)	40	77	(37)	(48%)

Average Sales Price:

Crude Oil ($/Bbl)	$42.37	$55.89	$(13.52)	(24%)

Net Operating Revenues:

Crude Oil	$153,244	$393,727	$(240,483)	(61%)

Oil and Gas Revenues

Total crude oil revenue for the three months ended June 30, 2016 decreased approximately $0.24 million, or 61%, to $0.15 million from $0.39 million for the same period a year ago due primarily to an unfavorable crude oil volume variance of $0.15 million coupled with an unfavorable crude oil price variance of $0.09 million. The production decline can be attributed to numerous wells being shut-in during the early part of the three months ended June 30, 2016. The Company has implemented several workover plans in the later part of the current reporting period in order to get these wells on-line and increase production flows. Additional declines can be attributed to workover drilling and lateral programs with higher front-end production in the prior reporting period coupled with production declines primarily related to interference from offset activity in the current period.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended June,		Increase	%Increase
	2016	2015	(Decrease)	(Decrease)
Direct lease operating expense	$146,254	$111,594	$34,660	31%
Workovers expense	99,761	20,183	79,578	394%
Other	30,182	30,947	(765)	(2%)
Total Lease Operating Expenses	$276,197	$162,724	$113,473	70%
Severance and Property Taxes	23,862	37,623	(13,761)	(37%)

Depreciation, Depletion, Amortization and Accretion	136,903	275,088	(138,185)	(50%)

General and Administrative (G&A)	$629,071	$509,037	$120,034	24%
Share-Based Compensation	28,699	40,784	(12,085)	(30%)
Total G&A Expense	$657,770	$549,821	$107,949	20%

Interest Expense	338,491	385,455	(46,964)	(12%)
Other Expense	90,373	14,889	75,484	507%

Lease Operating Expenses

There was an increase in lease operating expense of approximately $0.1 million including a significant increase in workovers when comparing the current quarter to the prior year’s period. As noted above, the Company implemented several workover programs in the later part of the current period in order to address wells that have been shut-in for a significant period of time. In total, overall lease operating expenses increased 70% for the current period as compared to the prior period. The Company has noted an increase in production in the later part of the current period and anticipates that the additional workover activity will continue to increase production in the following periods.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased for the current quarter as compared to the prior year period by approximately $0.1 million primarily related to a decrease in production of 3,428 Boe compared to the previous period. As noted above, the production decrease was primarily due to numerous wells being shut-in during the early part of current reporting period and drilling and lateral programs with higher front-end production when compared to the prior period.

General and Administrative (G&A) Expenses and Share-Based Compensation

G&A expenses (not including share-based compensation) increased by approximately $0.1 million for the current quarter as compared to the prior year’s period primarily related to transaction costs incurred as a result of our entry into the Purchase Agreement noted above. Although the Company has endured significant expenses related to the Purchase Agreement, many other G&A Expenses have decreased significantly as we still look to improve the efficiency of the daily operating activities within the Company by performing functions related to other G&A expenses internally as opposed to engaging outside support by restructuring employee responsibilities and duties within the Company. There was also a 30% decrease in share-based compensation primarily due to a decrease in the awarding of employee stock based options and compensation, while total G&A expense increased by 20% when comparing the current quarter to the prior year’s quarter.

Interest Expense

Interest expense for the three months ended June 30, 2016 decreased by 12% when compared to the prior year’s three-month period primarily due to interest payment adjustments made per the various amendments to the Rogers Loan issued in August 2013 (see “Note 6 – Notes Payable, Debenture” to our unaudited consolidated financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above), which resulted in lower interest payments being due on such note during the current period compared to last year’s period.

Other Expense

Other expense for the three months ended June 30, 2016 increased, in part, by $55,000 when compared to the prior three-month period due to recording of changes in the derivative liability associated with the 66,668 April 2014 warrants outstanding. An additional increase of $20,000 related to a payment to the holder of our Series A Convertible Preferred Stock in order to induce the holder to convert the outstanding preferred shares into common stock to comply with the terms of the Asset Purchase Agreement which required that no shares of Series A Convertible Preferred Stock were outstanding at the closing (see “Note 8 – Stockholders’ Equity” to our unaudited consolidated financial statements included in “Part 1. Financial Statements” – “Item 1. Financial Statements”, above).

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

The primary sources of cash for Lucas during the three months ended June 30, 2016 were funds generated from sales of crude oil and funds borrowed under funding agreements. The primary uses of cash were funds used in operations.

Working Capital

At June 30, 2016, the Company’s total current liabilities of $11.5 million exceeded its total current assets of $0.6 million, resulting in a working capital deficit of $10.9 million, while at March 31, 2016, the Company’s total current liabilities of $11.1 million exceeded its total current assets of $0.6 million, resulting in a working capital deficit of $10.5 million. The $0.6 million increase in the working capital deficit is primarily related to cash obtained in connection with the sale of debt.

Financing

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

On April 6, 2016, the Company also entered into a stock purchase agreement (the “Preferred Stock Purchase Agreement”) with the Investor, pursuant to which the Company agreed, subject to certain conditions, to issue a $5.26 million face amount newly designated Series C redeemable convertible preferred stock (the “Series C Preferred Stock”) at a 5% original issue discount, convertible into 1,618,462 shares of common stock at a conversion price of $3.25 per share, and a warrant to purchase 1,111,112 shares of common stock at an exercise price of $4.50 per share (the “Second Warrant”). Under the terms of the Preferred Stock Purchase Agreement, the Second Warrant and $530,000 of Series C Preferred Stock will be sold and issued for $500,000 after the Company closes the Acquisition, and, assuming the Acquisition closes, the remaining $4.73 million of Series C Preferred Stock will be sold and issued for $4.5 million immediately after approval by the Company’s stockholders for NYSE MKT purposes described below, which the Company is seeking at its special meeting of stockholders to be held on August 23, 2016, and there is an effective registration statement covering the shares of common stock issuable upon conversion of the Series C Preferred Stock and exercise of the Second Warrant.

On April 11, 2016, the Company, TALL, and Silver Star, entered into an Assignment, Assumption and Amendment to Line of Credit and Notes Agreement. Pursuant to the assignment agreement, Silver Star assigned its rights and ownership of a $200,000 convertible note issued by us to Silver Star thereunder dated February 10, 2016 to TALL in consideration for $200,000. Additionally, Silver Star provided us a release from any liability in connection with the line of credit and prior convertible notes issued to Silver Star by us. The assignment agreement also amended the line of credit and terms of any future convertible notes issued thereunder, to, among other things, increase the monthly advance limit from $200,000 to $250,000 per month and increase the conversion price of any future notes issued from $1.50 per share to $3.25 per share. As additional consideration for TALL agreeing to the terms, we agreed, to grant TALL warrants to purchase 51,562 shares of common stock at an exercise price of $3.25 per share, for each $250,000 loaned pursuant to the terms of the amended line of credit. Subsequently, on June 27, 2016, TALL and Silver Star attempted to unilaterally rescind the Assignment, Assumption and Amendment to Line of Credit and Notes Agreement and the transactions undertaken therewith; however, we refused to recognize such rescission due to the fact that we were not party to, and did not agree to the terms of, such rescission. To date, the Company has submitted four $250,000 advance requests for the months of May 2016, June 2016, July 2016 and August 2016, for which TALL has not provided any funds to date. The Company is currently reviewing potential remedies for TALL’s breach of its funding obligations and may in the future file a complaint against TALL.

In July and August 2016, RAD2 Minerals, Ltd. (“RAD2”), which is one of the Sellers, and controlled by Richard Azar, who will become the Company’s largest stockholder and will be appointed as Executive Chairman following the closing of the Acquisition, advanced the Company an aggregate of $350,000. This advance does not accrue interest and has no stated maturity date. The Company anticipates repaying the amounts advanced by RAD2 at the closing of the Acquisition.

In August 2016, two other Sellers advanced the Company an aggregate of $200,000 ($100,000 each). These advances do not accrue interest and have no stated maturity date. The Company anticipates repaying the amounts advanced by the two Sellers following the closing of the Acquisition and after completion of the transactions contemplated by the Preferred Stock Purchase Agreement.

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

Cash Flows

	Three Months Ended June 30,
	2016	2015
Cash flows used in operating activities	$(751,142)	$(272,493)
Cash flows provided by (used in) investing activities	(49,260)	367,243
Cash flows provided by financing activities	662,750	250,000
Net increase (decrease) in cash	$(137,652)	$344,750

Net cash used in operating activities was $0.8 million for the three months ended June 30, 2016 as compared to $0.3 million for the same period a year ago. The increase in net cash used in operating activities of approximately $0.5 million was primarily related to production declines, with an associated $0.1 million decrease in depreciation, depletion, amortization and accretion, a $0.3 increase in net loss and a $0.1 million decrease in changes to other components of working capital.

Net cash used in investing activities was $0.05 million for the three months ended June 30, 2016 as compared to net cash provided by investing activities of $0.4 million for the same period a year ago. The increase in net cash used in investing activities was primarily due to $0.5 million in sales of oil and gas properties in the prior period compared to no such sales in the current period.

Net cash provided by financing activities for the three months ended June 30, 2016 was $0.7 million in connection with proceeds from loans compared to $0.3 million in loan proceeds in the prior period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We do not engage in commodity price hedging activities.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Acting Chief Financial Officer (our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures. The Company’s management, including the Chief Executive Officer and Acting Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer (our principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Lucas is periodically named in legal actions arising from normal business activities. Lucas evaluates the merits of these actions and, if it determines that an unfavorable outcome is probable and can be reasonably estimated, Lucas will establish the necessary reserves.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016, filed with the Commission on July 13, 2016, except as provided below, and investors should review the risks provided below and in the Form 10-K prior to making an investment in the Company.

We are currently not in compliance with NYSE MKT continued listing standards and if we are unable to regain compliance, our common stock may be delisted from the NYSE MKT equities market, which would likely cause the liquidity and market price of our common stock to decline.

Our common stock currently is listed on the NYSE MKT (the “Exchange”). The Exchange will consider suspending dealings in, or delisting, securities of an issuer that does not meet its continued listing standards.

On July 21, 2016, we received notice from the Exchange that we were not in compliance with certain of the Exchange’s continued listing standards as set forth in Part 10 of the NYSE MKT Company Guide (the “Company Guide”). Specifically, we were not in compliance with Sections 1003(a)(ii) and (iii) of the Company Guide because we did not have stockholders’ equity over $4 million (required if an Exchange listed company has had losses from continuing operations and/or net losses in three of its last four fiscal years, as we did) or over $6 million (required if an Exchange listed company has had losses from continuing operations and/or net losses in its five most recent fiscal years, as we did), as of March 31, 2016 (we reported stockholders’ equity of only $2.4 million as of March 31, 2016 and had reported losses from operations in our five most recent fiscal years).

In order to maintain our listing on the Exchange, the Exchange has requested that we submit a plan of compliance (the “Plan”) by August 21, 2016 addressing how we intend to regain compliance with Sections 1003(a)(ii) and (iii) of the Company Guide by January 21, 2018.

We plan to submit a Plan to the Exchange by the August 21, 2016 deadline. If the Exchange accepts the plan, we will be able to continue our listing during the plan period and will be subject to continued periodic review by the Exchange staff. If the Plan is not accepted or is accepted but we do not make progress consistent with the Plan during the plan period, we will be subject to delisting procedures as set forth in the Company Guide. There can be no assurance that we will be able to achieve compliance with the Exchange’s continued listing standards within the required time frame.

We have been operating under a going concern opinion since December 31, 2014, which corresponded with the collapse in crude oil prices that began in June 2014. We hope to close the Acquisition in August or September 2016 and in consideration for the acquisition, we will issue approximately 13 million shares of common stock, in addition to preferred stock, and also undertake various preferred stock and debt transactions. These financings and transactions are expected to return us to compliance with the requirements of Sections 1003(a)(ii) and (iii) of the Company Guide. Additionally, the oil and gas reserves planned to be acquired are currently producing approximately 1,000 barrels of oil equivalent per day from 25 wells, which, together with the transactions above, should generate sufficient revenues and cash flows to mitigate the doubt about our ability to continue as a going concern.

Notwithstanding the above, we may be unable to regain compliance with the Exchange’s continued listing standards described above or may be deemed to be out of compliance with other of the Exchange’s continued listing standards. Our business has been and may continue to be affected by worldwide macroeconomic factors, which include uncertainties in the credit and capital markets. External factors that affect our stock price, such as liquidity requirements of our investors, as well as our performance, could impact our market capitalization, revenue and operating results, which, in turn, affect our ability to comply with the Exchange’s listing standards. The Exchange has the ability to suspend trading in our common stock or remove our common stock from listing on the Exchange if in the opinion of the Exchange: (a) the financial condition and/or operating results of the Company appear to be unsatisfactory; or (b) it appears that the extent of public distribution or the aggregate market value of our common stock has become so reduced as to make further dealings on the Exchange inadvisable; or (c) we have sold or otherwise disposed of our principal operating assets, or have ceased to be an operating company; or (d) we have failed to comply with our listing agreements with the Exchange (including those described above); or (e) any other event shall occur or any condition shall exist which makes further dealings on the Exchange unwarranted.

If we are unable to satisfy the Exchange’s criteria for continued listing and are unable to regain compliance during any applicable cure periods, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing. In addition, delisting from the Exchange might negatively impact our reputation and, as a consequence, our business. Additionally, if we were delisted from the Exchange and are not able to list our common stock on another national exchange we will no longer be eligible to use Form S-3 registration statements and will instead be required to file a Form S-1 registration statement for any primary or secondary offerings of our common stock, which would delay our ability to raise funds in the future, may limit the type of offerings of common stock we could undertake, and would increase the expenses of any offering, as, among other things, registration statements on Form S-1 are subject to SEC review and comments whereas take downs pursuant to a previously filed Form S-3 are not.

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

Use of Proceeds from Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

In July and August 2016, RAD2 Minerals, Ltd. (“RAD2”), which is one of the Sellers, and controlled by Richard Azar, who will become the Company’s largest stockholder and will be appointed as Executive Chairman following the closing of the Acquisition, advanced the Company an aggregate of $350,000. This advance does not accrue interest and has no stated maturity date. The Company anticipates repaying the amounts advanced by RAD2 at the closing of the Acquisition.

In August 2016, two other Sellers advanced the Company an aggregate of $200,000 ($100,000 each). These advances do not accrue interest and have no stated maturity date. The Company anticipates repaying the amounts advanced by the two Sellers following the closing of the Acquisition and after completion of the transactions contemplated by the Preferred Stock Purchase Agreement.

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
(Registrant)

/s/ Anthony C. Schnur
Anthony C. Schnur
Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)
Date: August 12, 2016

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated December 30, 2015+ (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Company with the SEC on December 31, 2015)

2.2	First Amendment to Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated April 20, 2016 and effective April 1, 2016 (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on April 25, 2016, and incorporated herein by reference)(File No. 001-32508)

3.1	Form of Amended and Restated Certificate of Designation of Lucas Energy, Inc. Establishing the Designations, Preferences, Limitations and Relative Rights of its Series B Redeemable Convertible Preferred Stock (Included as Exhibit D to Exhibit 2.2 incorporated by reference herein)

3.2	Form of Certificate of Designation of Series C Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

3.3	Amended and Restated Bylaws (effective March 29, 2016) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

4.1	Form of Common Stock Purchase Warrant provided by Lucas Energy, Inc. to Target Alliance London Limited (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on April 15, 2016, and incorporated herein by reference)(File No. 001-32508)

4.2	Form of Common Stock Purchase Warrant (attached as Exhibit B to the Convertible Promissory Note Purchase Agreement incorporated by reference herewith as Exhibit 10.25)

4.3	Form of Redeemable Convertible Subordinated Debenture (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

4.4	Form of Common Stock Purchase First Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

4.5	Form of Common Stock Purchase Second Warrant (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

10.1	Letter Loan Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.2	Amended Letter Loan Agreement (Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.1 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)

10.3	Promissory Note ($7.5 million)(Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.4	Amended and Restated Promissory Note ($7,308,817.32)(Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.2 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)

10.5	Security Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.6	Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement, and Fixture Filing (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.7	Second Amended Letter Loan Agreement (Louise H. Rogers)(November 13, 2014) (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015)(File No. 001-32508)

10.8	Second Amended and Restated Promissory Note ($7,058,964.65)(Louise H. Rogers)(November 13, 2014) (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015)(File No. 001-32508)

10.9	Letter Agreement between Lucas Energy, Inc. and Louise H. Rogers dated February 23, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2015)(File No. 001-32508)

10.10	Settlement Agreement and Mutual Release dated June 24, 2015 and effective June 25, 2015, by and between Lucas Energy, Inc. and Victory Energy Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2015)(File No. 001-32508)

10.11	Amendment dated August 12, 2015, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)(File No. 001-32508)

10.12	Non-Revolving Line of Credit dated August 30, 2015 and effective August 28, 2015, by and between Lucas Energy, Inc. and Silver Star Oil Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015)(File No. 001-32508)

10.13	Form of Convertible Promissory Note (Silver Star Oil Company) dated August 30, 2015 and effective August 28, 2015, by and between Lucas Energy, Inc. and Silver Star Oil Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015)(File No. 001-32508)

10.14	Amendment Dated August 28, 2015 to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both Dated November 13, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015)(File No. 001-32508)

10.15	$200,000 Convertible Promissory Note (Note #1) issued to Silver Star Oil Company dated September 29, 2015, and effective September 28, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2015)(File No. 001-32508)

10.16	$200,000 Convertible Promissory Note (Note #2) issued to Silver Star Oil Company dated October 23, 2015, and effective October 21, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2015)(File No. 001-32508)

10.17	$200,000 Convertible Promissory Note (Note #3) issued to Silver Star Oil Company dated November 25, 2015, and effective November 23, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2015)(File No. 001-32508)

10.18	Amendment Dated December 14, 2015, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.19	Assignment and Bill of Sale dated December 2015, by and between Lucas Energy, Inc. and CATI Operating LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.20	Assignment, Novation, and Assumption Agreement dated December 16, 2015, by and between Lucas Energy, Inc., CATI Operating LLC and Louise H. Rogers (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.21	$200,000 Convertible Promissory Note (Note #4) issued to Silver Star Oil Company dated January 4, 2016, and effective December 31, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2016)(File No. 001-32508)

10.22	$200,000 Convertible Promissory Note (Note #5) issued to Silver Star Oil Company dated February 10, 2016 and effective February 8, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2016)(File No. 001-32508)

10.23	First Amendment to Non-Revolving Line of Credit effective February 1, 2016 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2016)(File No. 001-32508)

10.24	February 2, 2016 Letter Agreement Regarding Non-Revolving Line of Credit Agreement and Convertible Notes between Lucas Energy, Inc. and Silver Star Oil Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2016)(File No. 001-32508)

10.25	Convertible Promissory Note Purchase Agreement dated March 29, 2016, to be effective March 11, 2016, by and between Lucas Energy, Inc. and HFT Enterprises, LLC (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.26	Form of Convertible Promissory Note (attached as Exhibit A to the Convertible Promissory Note Purchase Agreement incorporated by reference herewith as Exhibit 10.25)

10.27	Convertible Promissory Note ($300,000) dated March 29, 2016, to be effective March 11, 2016, representing money borrowed by Lucas Energy, Inc. from HFT Enterprises, LLC (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.28	Convertible Promissory Note ($150,000) dated March 29, 2016, to be effective March 25, 2016, representing money borrowed by Lucas Energy, Inc. from HFT Enterprises, LLC (Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.29	Short Term Promissory Note ($275,000) by Lucas Energy, Inc. in favor of Alan Dreeben dated March 28, 2016 (Filed as Exhibit 10.6 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.30+	Lucas Energy, Inc.’s Amended and Restated 2014 Stock Incentive Plan (Filed as Exhibit 10.7 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.31	Form of Debenture Securities Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2016, and incorporated herein by reference)(File No. 001-32508)

10.32	Form of Preferred Stock Purchase Agreement (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2016, and incorporated herein by reference)(File No. 001-32508)

10.33	Assignment, Assumption and Amendment to Line of Credit and Notes Agreement, dated April 11, 2016, by and between Target Alliance London Limited; Silver Star Oil Company; and Lucas Energy, Inc. (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on April 15, 2016, and incorporated herein by reference)(File No. 001-32508)

10.34	Form of First Amendment to Stock Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 2, 2016, and incorporated herein by reference)(File No. 001-32508)

10.35	Amended and Restated Short Term Promissory Note between Lucas Energy, Inc., as borrower and Alan Dreeben as lender dated June 27, 2016 ($385,000) (Filed as Exhibit 10.50 to the Company’s Report on Form 10-K for the year ended March 31, 2016, filed with the Commission on July 13, 2016, and incorporated herein by reference)(File No. 001-32508)

31.1**	Section 302 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer and Principal Financial Officer

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Schema Document.

***101.CAL	XBRL Calculation Linkbase Document.

***101.LAB	XBRL Label Linkbase Document.

***101.PRE	XBRL Presentation Linkbase Document.

* Exhibits filed herewith.

** Exhibits furnished herewith.

+ Management contract or compensatory plan.

*** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets – June 30, 2016 and March 31, 2016, (ii) the Consolidated Statements of Operations – Three Months Ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Cash Flows - Three Months Ended June 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.