Form 10-Q
period 2016-09-30
LUCAS ENERGY, INC.
filed 2016-11-14
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares

Common Stock, par value $0.001 per share	18,526,927 (as of November 9, 2016)

LUCAS ENERGY, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LUCAS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	March 31,
	2016	2016
ASSETS
Current Assets
Cash	$861,157	$197,662
Restricted Cash	3,124,444	—
Accounts Receivable	1,715,492	93,523
Inventories	194,997	194,997
Other Current Assets	70,692	56,805
Total Current Assets	5,966,782	542,987

Property and Equipment
Oil and Gas Properties (Full Cost Method)	100,182,810	48,518,512
Other Property and Equipment	430,049	420,351
Total Property and Equipment	100,612,859	48,938,863
Accumulated Depletion, Depreciation and Amortization	(35,372,472)	(34,748,434)
Total Property and Equipment, Net	65,240,387	14,190,429
Other Assets	121,369	58,716
Total Assets	$71,328,538	$14,792,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$3,573,044	$2,423,949
Common Stock Payable	24,579	71,572
Accrued Expenses	651,589	494,232
Advances Payable	215,000	—
Notes Payable, Net of Discount	8,614,734	7,355,734
Current Portion of Long-Term Note Payable, Net of Discount	2,542,002	—
Convertible Notes Payable, Net of Discount	318,416	739,817
Total Current Liabilities	15,939,364	11,085,304

Long-Term Notes Payable, Net of Discount	35,517,479	—
Asset Retirement Obligations	1,970,677	1,179,170
Derivative Liability	160,040	126,960
Total Liabilities	53,587,560	12,391,434
Commitments and Contingencies

Stockholders’ Equity
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par, -0- and 500 Shares Issued and Outstanding, respectively	—	773,900
Preferred Stock Series B, 600,000 Shares Authorized of $0.001 Par, 552,000 and -0- Shares Issued and Outstanding, respectively	14,898,038	—
Preferred Stock Series C, 500,000 Shares Authorized of $0.001 Par, 53 and -0- Shares Issued and Outstanding, respectively	526,450	—
Common Stock, 100,000,000 Shares Authorized of $0.001 Par, 15,608,868 and 1,605,224 Shares Issued and Outstanding, respectively	15,609	1,605
Additional Paid-in Capital	111,443,305	58,591,988
Accumulated Deficit	(109,142,424)	(56,966,795)
Total Stockholders’ Equity	17,740,978	2,400,698
Total Liabilities and Stockholders’ Equity	71,328,538	$14,792,132

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating Revenues
Crude Oil	$501,891	$289,974	$655,135	$683,701
Natural Gas	168,998	—	168,998	—
NGL	223,624	—	223,624	—
Total Revenues	894,513	289,974	1,047,757	683,701
Operating Expenses
Lease Operating Expenses	500,327	252,759	776,524	415,483
Severance and Property Taxes	51,706	32,872	75,568	70,495
Depreciation, Depletion, Amortization, and Accretion	522,779	259,950	659,682	535,038
Impairment of Oil and Gas Properties	48,990,520	—	48,990,520	—
General and Administrative	1,041,652	628,998	1,699,422	1,178,819
Total Expenses	51,106,984	1,174,579	52,201,716	2,199,835
Operating Loss	(50,212,471)	(884,605)	(51,153,959)	(1,516,134)

Other Expense (Income)
Interest Expense	587,398	120,764	926,889	506,219
Other Expense (Income), Net	5,408	(52,678)	95,781	(37,789)
Total Other Expenses	592,806	68,086	1,021,670	468,430

Net Loss	$(50,805,277)	$(952,691)	$(52,175,629)	$(1,984,564)

Net Loss Per Common Share
Basic and Diluted	$(7.74)	$(0.66)	$(12.61)	$(1.39)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	6,565,784	1,449,825	4,136,776	1,427,317

The accompanying notes are an integral part of these consolidated financial statements.

LUCAS ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities
Net Loss	$(52,175,629)	$(1,984,564)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	659,682	535,038
Impairment of Oil and Gas Properties	48,990,520	—
Share-Based Compensation	84,544	97,402
Amortization of Deferred Financing Costs	—	125,145
Amortization of Discount on Notes	593,536	21,323
Change in Fair Value of Derivative Liability	33,080	—
Gain on Settlement of Accounts Payable	(18,953)	(14,613)
Loss (Gain) on Sale of Property and Equipment	—	602
Changes in Components of Working Capital and Other Assets
Accounts Receivable	(986,487)	35,152
Inventories	—	(478)
Prepaid Expenses and Other Current Assets	(13,887)	65,960
Accounts Payable and Accrued Expenses	183,083	401,218
Net Cash Used in Operating Activities	(2,650,511)	(717,815)

Investing Cash Flows
Cash Paid for Segundo Acquisition	(4,975,000)	—
Cash Paid for Oil and Gas Property Development Costs	(969,532)	(134,510)
Proceeds from Victory Settlement	—	54,021
Additions of Other Property and Equipment	(9,696)	—
Deposit for Acquisition of Property and Equipment	—	1,628
Cash Paid for Deposits	(62,653)	—
Net Cash Used in Investing Activities	(6,016,881)	268,739

Financing Cash Flows
Proceeds from Issuance of Notes Payable	1,610,000	450,000
Principal Repayment on Notes Payable	(385,000)	—
Proceeds from Issuance of Long-Term Notes Payable	41,530,000	—
Principal Repayment of Long-Term Notes Payable	(30,869,812)	—
Proceeds from Issuance of Convertible Notes	150,000	—
Bond Sinking Fund Deposit	(3,124,444)	—
Proceeds from Issuance of Series C Preferred Stock and Warrants	500,000	—
Sale of Treasury Stock	—	104,754
Stock Placement Fees Paid	(79,857)	(22,013)
Net Cash Provided by Financing Activities	9,330,887	532,741

Increase in Cash	663,495	83,665
Cash at Beginning of the Period	197,662	166,597
Cash at End of the Period	$861,157	$250,262

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

On July 15, 2015, the Company effected a 1-for-25 reverse stock split of all of the outstanding shares of the Company’s common stock. Proportional adjustments were also made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans. All issued and outstanding shares of common stock, conversion terms of preferred stock, options and warrants to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse split for all periods presented.

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At September 30, 2016, the Company’s total current liabilities of $15.9 million exceeded its total current assets of $6.0 million, resulting in a working capital deficit of $9.9 million, while at March 31, 2016, the Company’s total current liabilities of $11.1 million exceeded its total current assets of $0.6 million, resulting in a working capital deficit of $10.5 million. The $0.6 million decrease in the working capital deficit is primarily related to $5.4 million in cash and restricted cash received, together with additional receivables, each relating to the closing of the transactions contemplated by the Asset Purchase Agreement described below, offset by $4.8 million in additional borrowings and payables.

On December 30, 2015, we entered into an Asset Purchase Agreement, as amended from time to time (the “Asset Purchase Agreement”), to acquire, from twenty-three different entities and individuals (the “Sellers”), working interests in producing properties and undeveloped acreage, which acquisition transaction was completed on August 25, 2016. The assets acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region. In connection with the closing of the acquisition, we assumed approximately $30.6 million of commercial bank debt, issued 13,009,664 shares of common stock to certain of the Sellers, issued 552,000 shares of Series B Preferred Stock to one of the Sellers, and paid $4,975,000 in cash to certain of the Sellers. The effective date of the acquisition (the “Acquisition”) was April 1, 2016.

Pursuant to a Letter Agreement we entered into, at the closing of the Acquisition, with RAD2 Minerals, Ltd. (“RAD2”), one of the Sellers, which is owned and controlled by Richard N. Azar II, who was appointed as our Chairman on August 26, 2016, RAD2 agreed to accept full liability for any and all deficiencies between the “Agreed Assets Value” set forth in the Asset Purchase Agreement of $80,697,710, and the mutually agreed upon value of the assets delivered by the Sellers at the closing of the Acquisition, up to an aggregate of $1,030,941 (as applicable, the “Deficiency”).

As discussed in Note 6, we borrowed $40 million from International Bank of Commerce. The proceeds of the loan were used to repay and refinance approximately $30.6 million of indebtedness owed by certain of the Sellers, to the Lender.

On April 6, 2016, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited institutional investor (the “Investor”), pursuant to which we sold and issued a redeemable convertible subordinated debenture, with a face amount of $530,000, initially convertible into 163,077 shares of common stock at a conversion price equal to $3.25 per share and a warrant to initially purchase 1,384,616 shares of common stock (subject to adjustment thereunder) at an exercise price equal to $3.25 per share (the “First Warrant”). The Investor purchased the debenture at a 5.0% original issue discount for the sum of $500,000 and has exercised the First Warrant for the sum of $4.5 million.

Also on April 6, 2016, we entered into a Stock Purchase Agreement with the Investor, pursuant to which we agreed, subject to certain conditions, to issue 527 shares of Series C redeemable convertible preferred stock (the “Series C Preferred Stock”) at a 5% original issue discount, convertible into 1,618,462 shares of common stock at a conversion price of $3.25 per share, and a warrant to purchase 1,111,112 shares of common stock at an exercise price of $4.50 per share (the “Second Warrant”). Under the terms of the Stock Purchase Agreement, the Second Warrant and 53 shares of Series C Preferred Stock were sold and issued for $500,000 on September 2, 2016, and the remaining 474 shares of Series C Preferred Stock will be sold and issued for $4.5 million, subject to the approval of the Investor and the Company, immediately after there was an effective registration statement covering the shares of common stock issuable upon conversion of the Series C Preferred Stock, which effectiveness date occurred on, and which sale took place on, October 31, 2016.

In July and August 2016, RAD2 advanced the Company an aggregate of $350,000. Also, in August 2016, two other Sellers advanced the Company an aggregate of $200,000 ($100,000 each). These advances did not accrue interest and had no stated maturity date. Additionally, in August 2016, RAD2 loaned us $1.5 million pursuant to a promissory note. The promissory note did not accrue interest for the first month it was outstanding and accrued interest at the rate of 5% per annum thereafter until paid in full. As of the date of this report, the Company has repaid the promissory note in full and all amounts advanced by RAD2 and the two other Sellers.

On October 7, 2016, the Investor exercised the First Warrant in full and was due 1,384,616 shares of common stock upon exercise thereof and an additional 2,252,735 shares of common stock in consideration for the conversion premium due thereon. A total of 810,000 shares were issued to the Investor on October 7, 2016, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock). The Company received gross proceeds of $4,500,000 from the exercise of the First Warrant and paid placement agent fees of $427,500 for services rendered in connection with the First Warrant. On October 19, 2016, the Investor notified the Company of an adjustment to the calculation of the conversion premium triggered by a reduction in the trading price of the Company’s common stock, which resulted in an additional 1,630,751 shares of common stock (5,558,102 shares in aggregate, including shares previously issued) being due in connection with such exercise and the payment of the conversion premium. Also on October 19, 2016, we issued the Investor an additional 870,000 shares of common stock in connection with the October 7, 2016 exercise of the First Warrant. On October 27, 2016, the Investor notified the Company of another adjustment to the calculation of the conversion premium triggered by a further reduction in the trading price of the Company’s common stock, which resulted in an additional 826,981 shares of common stock (6,385,083 shares in aggregate, including shares previously issued) being due in connection with such exercise and the payment of the conversion premium. Also on October 27, 2016, we issued the Investor an additional 920,000 shares of common stock in connection with the October 7, 2016 exercise of the First Warrant. Since October 27, 2016, the trading price of our common stock has further declined, triggering a further reduction in the conversion price of the conversion premium and an increase in the number of shares due the Investor in connection with the conversion of the amount owed in connection with the conversion premium.

In addition to the transactions noted above, Lucas is currently discussing potential financing transactions in order to fulfill our current capital requirements, which we believe, if finalized and completed, will ensure the future viability of the Company, provided however, that we are prohibited from raising capital, subject to certain limited exceptions until sixty days after the Company’s registration statement to register the shares of common stock underlying the Second Warrant and 53 shares of Series C redeemable convertible preferred stock has been declared effective. Additionally, due to our current capital structure and the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to obtain the necessary financing to drill additional wells and develop our proved undeveloped reserves (“PUDs”); coupled with the continued substantial drop in commodity prices over the last twelve months, we believe that our revenues will continue to decline over time. Therefore, we may be forced to scale back our business plan, sell assets to satisfy outstanding debts or take other remedial steps which may include seeking bankruptcy protection.

If the Company is required to seek financing, we may be prohibited from undertaking certain types of funding transactions by our prior funding agreements, such financings may not be available or, if available, may not be on terms acceptable to the Company. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to raise capital to meet its obligations and develop its oil and gas properties to attain profitable operations.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Oil and Gas Properties

Lucas uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized. Properties not subject to amortization consist of acquisition, exploration and development costs, which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization. Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $14.62 per barrel of oil equivalent (“BOE”) for the three months ended September 30, 2016, and was $31.81 per BOE for the three months ended September 30, 2015. Amortization expense calculated per equivalent physical unit of production amounted to $15.75 per BOE for the six months ended September 30, 2016, and was $31.88 per BOE for the six months ended September 30, 2015.

In applying the full cost method, Lucas performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. The price used in the ceiling test is the simple average first of the month price for the prior 12 months. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of September 30, 2016, no impairment of oil and gas properties was indicated, aside from the impairment recognized in conjunction with the Acquisition.

All of Lucas’s oil and gas properties are located in the United States. Below are the components of Lucas’s oil and gas properties recorded at:

	September 30,	March 31,
	2016	2016
Proved leasehold costs	$37,219,715	$10,266,551
Costs of wells and development	61,489,895	37,534,624
Capitalized asset retirement costs	1,473,200	717,337
Total oil and gas properties	100,182,810	48,518,512
Accumulated depreciation and depletion	(35,013,143)	(34,416,407)
Net capitalized costs	$65,169,667	$14,102,105

In August 2016, our wholly-owned subsidiary, CATI Operating, LLC (“CATI”), entered into an agreement to participate in the drilling and completion of certain Eagle Ford wells under a joint operating agreement with Lonestar Resources US, Inc. (“Lonestar”) to conduct improvement maintenance operations on the existing assets of CATI. The agreement with Lonestar covers over 1,450 gross acres and Lucas’s participation will vary from an 8% to a 14% working interest in the units. The Company capitalized approximately $800,000 in development costs associated with the Cyclone #9H and #10H wells during the current period.

On August 25, 2016, the Company completed the Acquisition and acquired working interests in producing properties and undeveloped acreage from the Sellers (see Note 2). The assets acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region.

As consideration for the Acquisition of the acquired assets, the Company assumed approximately $30.6 million of commercial bank debt, issued 13,009,664 shares of common stock to certain of the Sellers, issued 552,000 shares of Series B Preferred Stock to one of the Sellers and its affiliate (see Note 8), and paid $4,975,000 in cash to certain of the Sellers. The effective date of the Acquisition was April 1, 2016.

The following tables summarize the purchase price and allocation of the purchase price to the net assets acquired in connection with the Acquisition:

Purchase Price on August 25, 2016:	Consideration Given
Fair value of common stock issued	$49,176,530
Fair value of Series B Preferred Stock issued	14,898,038
Assumption of debt	30,595,256
Cash at Closing	4,975,000
Total purchase price	$99,644,824

Net Assets Acquired
Accounts receivable	$635,482
Total current assets acquired	635,482

Oil and gas properties	50,774,684
Total assets acquired	51,410,166

Asset retirement obligations	(755,862)
Total liabilities acquired	(755,862)

Net assets acquired	50,654,304

Impairment of oil and gas properties	48,990,520

Total Purchase Price	$99,644,824

Use of Proceeds
Assumption of debt	$30,595,256
Cash funding (due at closing)	4,975,000
Loan Commitment fee (due at closing)	200,000
Lien Payoff (due at closing)	72,657
Restricted cash (received at closing)	3,360,000
Cash (received at closing)	797,087
Debt payable after closing	$40,000,000

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the retirement of oil and gas property and equipment for the six-month period ended September 30, 2016. Lucas does not have any short-term asset retirement obligations as of September 30, 2016.

Carrying amount at beginning of period - March 31, 2016	$1,179,170
Acquisition of oil and gas properties	755,862
Accretion	35,645
Carrying amount at end of period - September 30, 2016	$1,970,677

NOTE 6 – NOTES PAYABLE AND DEBENTURE

The Company’s notes payable and debenture consisted of the following:

	September 30,	March 31,
	2016	2016
Note Payable - Rogers	$7,114,734	$7,153,734
Promissory Note - Rogers	1,000,000	—
Note Payable - Dreeben	—	275,000
Convertible Notes Payable - Silver Star	—	800,000
Note Payable - RAD2	1,500,000	—
Convertible Notes Payable - HFT	600,000	450,000
Debenture	530,000	—
Note Payable - IBC	39,764,444	—
	50,509,178	8,678,734
Unamortized debt discount	(3,516,547)	(583,183)
Total Notes Payable and Debenture (1)	$46,992,631	$8,095,551

(1)	Includes $3.0 million of current portion of long-term debt at September 30, 2016.

Rogers Loan and Promissory Note

Letter Loan Agreement

At September 30, 2016, the Company had $7,114,734 due under the $7.5 million Letter Loan Agreement (as amended, modified, restated and revised to date, the “Rogers Loan”) originally entered into with Louise H. Rogers (“Rogers”) on August 13, 2013. Amortization of debt discount of $21,323 was recorded during the year ended March 31, 2016 while no unamortized discount remained as of September 30, 2016.

Currently, the Rogers Loan has a maturity date of January 31, 2017, and we have agreed to pay all professional fees incurred by Rogers and to pay Rogers $39,000 in lieu of interest on the Rogers Loan as well as all operating income of collateralized assets (beginning October 1, 2015). Also, we agreed to make principal payments to Rogers from certain insurance proceeds to be received, which we have not received to date. For the months of January, February, March, June and July 2016, the Company did not make the required monthly principal payments due pursuant to the terms of the Rogers loan as amended. Instead, the Company and the loan administrator agreed to settle any outstanding administration and legal fees in lieu of the principal payments. The Company paid approximately $98,000 related to the fees and effective July 5, 2016, the Company obtained a waiver for the nonpayment of the principal amounts through July 2016. The Company has also not made the required monthly principal payments due pursuant to the terms of the Rogers loan as amended for the months of August and September 2016, and we plan to request a waiver for the months of August through November 2016.

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

On October 31, 2016, we entered into an amendment dated October 31, 2016, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, with Louise H. Rogers, our senior lender. Pursuant to the amendment, the parties agreed to amend the (a) November 13, 2014 Second Amended Letter Loan Agreement and (b) November 13, 2014 Second Amended Promissory Note, by extending the maturity date thereunder from October 31, 2016 to January 31, 2017. We also agreed to pay $9,000 to Ms. Rogers and $9,000 to Robertson Global Credit, LLC, the servicer of the Amended Note, in connection with our entry into the amendment.

Promissory Note

On August 25, 2016, and effective on August 15, 2016, our wholly-owned subsidiary, CATI borrowed $1 million from the Company’s senior lender, Rogers. The amount borrowed accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default) and is due and payable on or before November 9, 2016.

Pursuant to the terms of the note, a total of 80% of all cash flow generated by CATI is required to first be paid to satisfy amounts owed under the August 2016 Note, and then to amounts owed under the Letter Loan, with the remaining 20% of such cash flow used by CATI for lease and other operating expenses and capital expenditures approved by Rogers’ designated representatives. In connection with our entry into the August 2016 note, we agreed to pay a loan origination fee of $50,000 and to pay all fees of Rogers’ counsel in connection with the preparation and negotiation of the note. The $50,000 loan origination fee has been recorded as a discount and is being amortized through interest expense using the effective interest method over the term of the note.

As additional consideration in connection with the loan, CATI issued Robertson Global Credit, LLC, the administrator of the Rogers Loan, a 2% overriding royalty interest in the wellbores of the Cyclone #9H and Cyclone #10H wells, pursuant to an Assignment of Overriding Royalty.

We used the funds raised in connection with the August 2016 note for drilling and completion of certain Eagle Ford wells under a joint operating agreement with Lonestar Resources, Inc. and maintenance capital expenditures on the existing assets of CATI.

As of September 30, 2016, the August 2016 note had a balance of $966,667 (net of the unamortized discount of $33,333) which is recognized as a short-term liability on the Company’s balance sheet as of September 30, 2016. The Company has also recognized $12,000 in accrued interest as of September 30, 2016. The August 2016 note was paid in full on October 11, 2016.

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

As of September 30, 2016, $800,000 of convertible notes had been assigned by Silver Star to Rockwell Capital Partners (“Rockwell”), of which Rockwell has fully converted a total of $830,562 of the principal and interest due on such convertible notes outstanding into shares of our common stock at a conversion price of $1.50 per share, for an aggregate of 553,708 shares.

On July 15, 2016, pursuant to an assignment of convertible promissory note agreement, the Company was advised that the last $200,000 convertible promissory note sold to Silver Star on February 20, 2016 was assigned by Silver Star to Texas Capital & Assets LLC. On September 28, 2016, Texas Capital & Assets LLC converted $207,566 of principal and interest due on such convertible note into shares of our common stock at a conversion price of $1.50 per share, for an aggregate of 138,377 shares.

As of September 30, 2016, the Company had no remaining Silver Star convertible notes outstanding and does not recognize any corresponding liability on the Company’s balance sheet as all outstanding notes had been converted into shares of the Company’s common stock.

HFT Convertible Promissory Note Purchase Agreement and Convertible Promissory Notes

On March 29, 2016, Lucas entered into a Convertible Promissory Note Purchase Agreement with HFT Enterprises, LLC (“HFT”). Pursuant to the Note Purchase Agreement, we agreed to issue an aggregate of $600,000 in convertible notes, including $450,000 in convertible notes purchased on the date of the parties’ entry into the agreement, and $150,000 in convertible notes purchased by Debra Herman, the wife of Michael Herman, the principal of HFT, on April 26, 2016. We also granted Mrs. Herman warrants to purchase 124,285 shares of common stock with an exercise price of $1.50 per share on April 26, 2016, when the final loan was made pursuant to the terms of the agreement.

Each of the convertible notes are due and payable twelve months from their issuance date, accrue interest at the rate of 6% per annum (15% upon the occurrence of an event of default), and allow the holder thereof the right to convert the principal and interest due thereunder into common stock of the Company at a conversion price of $1.50 per share, provided that the total number of shares of common stock issuable upon conversion of the convertible notes could not exceed 19.9% of our outstanding shares of common stock on March 29, 2016, until shareholder approval for such issuances was received, which approval was received on August 23, 2016. The convertible notes contained a beneficial conversion feature with a combined intrinsic value of $600,000 for the three notes, which is recognized as a discount and is being amortized through interest expense using the effective interest method over the term of the notes.

As of September 30, 2016, we had total convertible notes due to HFT of $318,416 (net of the unamortized discount of $281,584) which is recognized as a short-term liability on the Company’s balance sheet as of September 30, 2016. The Company has also recognized approximately $18,000 in accrued interest as of September 30, 2016.

Dreeben Note

On March 28, 2016, we borrowed $250,000 from Alan Dreeben, who is one of the sellers of the assets we acquired pursuant to the Asset Purchase Agreement and since August 26, 2016, has been one of our directors, pursuant to a short-term promissory note. The short-term promissory note has a principal balance of $275,000 (the $250,000 borrowed plus a $25,000 original issue discount). As additional consideration for Mr. Dreeben agreeing to make the loan, we agreed to issue Mr. Dreeben 15,000 restricted shares of common stock which were issued in September 2016. The Company recognized a $48,000 discount to the short-term promissory note which was based on the closing price of the Company’s common stock ($3.20 per share) on March 28, 2016 in addition to the original discount of $25,000, for a total discount of $73,000.

On June 27, 2016, we entered into an amended and restated short-term promissory note, amending and restating the note originally entered into with Mr. Dreeben on March 28, 2016; evidencing an additional $100,000 borrowed on June 13, 2016, plus a $10,000 original issue discount on such loan amount and extending the maturity date of the note to August 31, 2016.

On August 31, 2016, the Company paid Mr. Dreeben the full amount due on the short-term promissory note of $385,000.

Debenture

On April 6, 2016, we entered into a Securities Purchase Agreement with the Investor, pursuant to which we issued a redeemable convertible subordinated debenture, with a face amount of $530,000, initially convertible into 163,077 shares of common stock at a conversion price equal to $3.25 per share and a warrant to initially purchase 1,384,616 shares of common stock (subject to adjustment thereunder) at an exercise price equal to $3.25 per share (the “First Warrant”). The Investor purchased the debenture at a $30,000 original issue discount for the sum of $500,000 and agreed that it will exercise the First Warrant, upon satisfaction of certain conditions, for the sum of $4.5 million. The debenture matures in seven years and accrues interest at a rate of 6.0% per annum. Due to the recent decline in the price of our common stock and that a trigger event occurred on June 30, 2016 as a result of the delay in filing our Annual Report on Form 10-K for the year ended March 31, 2016, the premium rate on the debenture increased from 6% to 17% and the conversion discount became 85% of the lowest daily volume weighted average price during the measuring period (60 days prior to and 60 days after the last date that the Investor receives shares), less $0.10 per share of common stock not to exceed 85% of the lowest sales price on the last day of such period less $0.10 per share.

As the fair value of the warrants issued in connection with the debenture exceeds the $530,000 value of the debenture, we fully discounted the entire debenture and will amortize the discount over the term of the debenture. The discount is being amortized through interest expense using the effective interest method over the term of the debenture.

As of September 30, 2016, we had a convertible subordinated debenture of $37,857 (net of the unamortized discount of $492,143) which is recognized as a long-term liability on the Company’s balance sheet as of September 30, 2016. The Company has also recognized $34,000 in accrued interest as of September 30, 2016.

Loan Agreement with RAD2

Effective on August 25, 2016, RAD2, which was one of the Sellers and which is owned and controlled by Richard N. Azar II, who was appointed as our Chairman on August 26, 2016, loaned us $1.5 million pursuant to a promissory note. The promissory note does not accrue interest for the first month it is outstanding and accrues interest at the rate of 5% per annum thereafter until paid in full.

As of September 30, 2016, we had a promissory note due RAD2 of $1.5 million, which is recognized as a short-term liability on the Company’s balance sheet as of September 30, 2016. The Company recognized no accrued interest as of September 30, 2016.

Loan Agreement with International Bank of Commerce (“IBC”)

Effective August 25, 2016, we, as borrower, and Richard N. Azar II, who was appointed as our Chairman on August 26, 2016 and who also received the largest number of securities and cash in connection with the closing of the Acquisition (“Azar”), Donnie B. Seay, Richard E. Menchaca, RAD2, DBS Investments, Ltd. (“DBS”, controlled by Mr. Seay) and Saxum Energy, LLC (“Saxum”, which is controlled by Mr. Menchaca), as guarantors (collectively, the “Guarantors”, all of which were directly or indirectly Sellers), and International Bank of Commerce, as Lender (“Lender”), entered into a Loan Agreement.

Pursuant to the Loan Agreement, the Lender loaned us $40 million, evidenced by a Real Estate Lien Note in the amount of $40 million. We are required to make monthly payments under the note equal to the greater of (i) $425,000; and (ii) fifty percent (50%) of our monthly net income. The note accrues annual interest at 2% above the prime rate then in effect, subject to a minimum interest rate of 5.5% per annum. The note is due and payable on August 25, 2019. Payments under the Note are subject to change as the interest rate changes in order to sufficiently amortize the note in 120 monthly installments. We have the right, from time to time and without penalty to prepay the note in whole or in part, subject to the terms thereof.

The proceeds of the loan were used to repay and refinance approximately $30.6 million of indebtedness owed by certain of the Sellers, to the Lender (including an aggregate of $18.3 million owed by RAD2 and another entity controlled by Mr. Azar, $9.8 million owed by DBS, and $2.1 million owed by Mr. Menchaca), as well as to pay the $4.975 million due to the Sellers at closing. Another $3.36 million was used to fund a sinking fund required by the Lender, as discussed below, to pay principal on the Note.

The amount owed under the note is secured by a Security Interest in substantially all of our assets and properties, pursuant to three Security Agreements. Also, each of the Guarantors guaranteed the repayment of a portion of the Loan Agreement pursuant to a Limited Guaranty Agreement. Additionally, in connection with the parties’ entry into the Loan Agreement and to further secure amounts due thereunder, certain of the Guarantors pledged shares of common stock which they received at the closing to the Lender, with RAD2 pledging 3,120,606 shares of common stock; DBS pledging 935,934 shares of common stock; and Saxum pledging 673,392 shares of common stock.

The Loan Agreement also provides that with respect to the properties located in Glasscock County, Texas, which we obtained ownership of at the closing of the Acquisition (collectively, the “West Texas Properties”), we have the right to sell the West Texas Properties after (i) the Lender approves the purchase and sale agreement in its sole discretion, (ii) the Lender receives as a prepayment of the Loan, 50% of the sales proceeds of the West Texas Properties, but in no event less than $2,000,000, and (iii) the balance of the sales proceeds of the West Texas Properties are deposited in the bank account that we are required to maintain with the Lender, to be used to pay certain principal payments of the note as approved by Lender in its sole discretion.

We agreed to pay the Lender a loan finance charge of $400,000 in connection with our entry into the Loan Agreement, with half due on the date we entered into the Loan Agreement and half due on or before the 180th day following the date of the Loan Agreement. As further consideration for agreeing to the terms of the Loan, we agreed to issue the Lender 390,290 shares of common stock. We recognized a $2.8 million note discount related to these transactions and other debt issuance costs and will amortize the discount and debt issuance costs over the term of the note.

As of September 30, 2016, we had a loan due to IBC of $39.8 million, of which $3.0 million is recognized as short-term liability and $34.1 million (less debt issuance costs of approximately $2.7 million) is recognized as a long-term liability on the Company’s balance sheet as of September 30, 2016. The Company has also recognized approximately $30,000 in accrued interest as of September 30, 2016.

NOTE 7 – ADVANCE PAYABLES

In July and August 2016, RAD2 advanced the Company an aggregate of $350,000. This advance does not accrue interest and has no stated maturity date. Also, in August 2016, two other Sellers advanced the Company an aggregate of $200,000 ($100,000 each). These advances do not accrue interest and had no stated maturity date.

The Company paid $335,000 due on the advances on August 26, 2016 and recognized the remaining $215,000 due to RAD2 as a short-term liability on the balance sheet as of September 30, 2016.

NOTE 8 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

On April 19, 2016, the holder of our Series A Convertible Preferred Stock, agreed to convert all 500 shares of our outstanding Series A Convertible Preferred Stock into 20,000 shares of our common stock (a conversion ratio of 40:1 as provided in the original designation of the Series A Convertible Preferred Stock adjusted for the Company’s 1:25 reverse stock split effective on July 25, 2015), which conversion was completed on April 25, 2016. We paid the holder $20,000 in connection with and effective upon such conversion in order to comply with the terms of the Asset Purchase Agreement that required that no shares of Series A Convertible Preferred Stock be outstanding at the closing. As of September 30, 2016, we have no Series A Convertible Preferred Stock issued or outstanding.

Series B Redeemable Convertible Preferred Stock

On September 1, 2016, as consideration for the closing of the Acquisition, the Company issued an aggregate of 552,000 shares of Redeemable Convertible Preferred Stock (the “Preferred Shares”), which had a total value of $13,800,000 based on the $25 per Series B Preferred Stock share par value. The Preferred Shares were issued to the following parties and in the following amounts on behalf of and for the benefit of RAD2 Minerals:

1.	RAD2: 200,000 shares of Series B Preferred Stock; and
2.	Segundo Resources, LLC (an Affiliate of RAD2): 352,000 shares of Series B Preferred Stock.

The Series B Preferred Stock has a liquidation preference of $25 per share. The Series B Preferred Stock is convertible, at the option of the holder at any time following the original issuance date, into common stock at a rate of approximately 7.14:1 (issuable into an aggregate of 3,942,857 shares of common stock if fully converted), at the option of the holder thereof, or automatically as to 25% of the Series B Preferred Stock shares if our common stock trades above $6.125 per share for at least 20 consecutive trading days, and trades with at least 75,000 shares of average volume per day during such period; an additional 50% of the Series B Preferred Stock shares if our common stock trades above $7.00 per share for at least 20 consecutive trading days, and trades with at least 75,000 shares of average volume per day during such period; and as to the remaining Series B Preferred Stock shares, if our common stock trades above $7.875 per share for at least 20 consecutive trading days, and trades with at least 75,000 shares of average volume per day during such period. Each outstanding share of Series B Preferred Stock will be entitled to one vote per share on all stockholder matters. The Series B Preferred Stock is redeemable at any time by the Company upon the payment by the Company of the face amount of the Series B Preferred Stock ($25 per share) plus any and all accrued and unpaid dividends thereon.

The Company has the option, exercisable from time to time after the original issue date, to redeem all or any portion of the outstanding shares of Series B Preferred Stock by paying each applicable holder, an amount equal to the original issue price multiplied by the number of Series B Preferred shares held by each applicable holder plus the accrued dividends.

The 552,000 shares of Series B Preferred Stock have the following features:

●	a liquidation preference senior to all of the Company’s common stock;
●	a dividend, payable annually, at an annual rate of six percent (6%) of the original issue price until such Series B Preferred Stock is no longer outstanding either due to conversion, redemption or otherwise; and
●	voting rights on all matters, with each share having 1 vote.

As the Series B Preferred Stock is convertible at any time following the original issuance date into common stock at a rate of approximately 7.14:1, the Company recognized a fair value measurement of $14,898,038 for the Series B Preferred Stock, which is based on the 552,000 preferred shares issued times the conversion rate of approximately 7.14, times the price of the Company’s common stock of $3.78 per share at the date of the closing of the Acquisition on August 25, 2016.

Series C Redeemable Convertible Preferred Stock

On April 6, 2016, we entered into a Stock Purchase Agreement with the Investor (defined above in Note 6 – Notes Payable and Debenture), pursuant to which we agreed, subject to certain conditions, to sell 527 shares of Series C redeemable convertible preferred stock (with a face value of $5.26 million) at a 5% original issue discount of $263,000, convertible into 1,618,462 shares of common stock at a conversion price of $3.25 per share, and a warrant to purchase 1,111,112 shares of common stock at an exercise price of $4.50 per share (the “Second Warrant”).

Effective September 2, 2016, and under the terms of the Stock Purchase Agreement, the Second Warrant and 53 shares of Series C Preferred Stock were issued for $526,450 ($500,000, net cash to Lucas) after the Acquisition (as defined and described in Note 2 – Liquidity and Going Concern Considerations) closed. The prorated share of the $263,000 discount ($26,000) was recorded to interest expense in the current period. The remaining 474 shares of Series C Preferred Stock will be sold and issued for $4.5 million immediately after there is an effective registration statement covering the shares of common stock issuable upon conversion of the Series C Preferred Stock and exercise of the Second Warrant, subject to the approval of the Investor and the Company.

The holder of the Series C Preferred Stock will be entitled to cumulative dividends through maturity, in the amount of 6.0% per annum (adjustable as provided in the Certificate of Designations up to approximately 25% per annum), payable upon redemption, conversion, or maturity, and when, as and if declared by our Board of Directors in its discretion. The Series C Preferred Stock ranks senior to the common stock and pari passu with respect to our Series B Redeemable Convertible Preferred Stock.

The Series C Preferred Stock may be converted into shares of common stock at any time at the option of the holder, or at our option if certain equity conditions (as defined in the Certificate of Designation) are met. Upon conversion, we will pay the holder of the Series C Preferred Stock being converted an amount, in cash or stock at our sole discretion, equal to the dividends that such shares would have otherwise earned if they had been held through the maturity date (7 years), and issue to the holder such number of shares of common stock equal to $10,000 per share of Series C Preferred Stock (the “Face Value”) multiplied by the number of such shares of Series C Preferred Stock divided by the conversion rate ($3.25 per share).

The conversion premium under the Series C Preferred Stock is payable and the dividend rate under the Series C Preferred Stock is adjustable on the same terms and conditions as accrued interest is payable and adjustable under the Debenture. The Series C Preferred Stock has a maturity date that is seven years after the date of issuance and, if the Series C Preferred Stock has not been wholly converted into shares of common stock prior to such date, we may redeem the Series C Preferred Stock on such date by repaying to the holder in cash 100% of the Face Value plus an amount equal to any accrued but unpaid dividends thereon. 100% of the Face Value, plus an amount equal to any accrued but unpaid dividends thereon, automatically becomes payable in the event of a liquidation, dissolution or winding up by us.

Common Stock

The following summarizes the Company’s common stock activity during the six-month period ended September 30, 2016:

		Common Shares
	Amount (a)	Per Share	Issued and Outstanding Shares
Balance at March 31, 2016			1,605,224
Conversion of Debt	$832,129	$1.50	554,752
Preferred Stock Series A Conversion	773,900	38.70	20,000
Acquisition Shares	49,176,530	3.78	13,009,664
Lender Shares	1,455,782	3.73	390,290
Dreeben Note Shares	48,000	3.20	15,000
Share-Based Compensation	47,454	3.40	13,938
Balance at September 30, 2016			15,608,868

(a)	Net proceeds or fair value on grant date, as applicable.

See Note 10 – Share-Based Compensation for information on common stock activity related to Share-Based Compensation, including shares granted to the board of directors, officers, employees and consultants.

Warrants

During the six months ended September 30, 2016, warrants to purchase 1,384,616 shares of common stock were granted in connection with our sale of the debenture noted in Note 6 – Note Payables and Debenture and warrants to purchase 1,111,112 shares of common stock at an exercise price of $4.50 per share were granted in connection with our sale of 53 shares of Series C Preferred Stock noted above. We also granted warrants to purchase 124,285 shares of common stock in connection with the HFT Convertible Promissory Notes (see Note 6 – Note Payables and Debenture”). No warrants were exercised or cancelled during the six months ended September 30, 2016, provided that warrants to purchase 100,420 shares of common stock at an exercise price of $71.50 per share expired unexercised on July 4, 2016. Additionally, warrants to purchase 66,668 shares of common stock issued in connection with an equity raise completed in April 2014, contained a weighted average anti-dilutive provision in which the exercise price of the warrants are adjusted downward based on any subsequent issuance or deemed issuance of common stock or convertible securities by the Company for consideration less than the then exercise price of such warrants. As a result of the anti-dilution rights, the exercise price of the warrants was adjusted from $9.75 per share as of June 30, 2016 to $3.59 per share as of September 30, 2016, in connection with an automatic adjustment to the exercise price due to our acquisition on August 28, 2016. As of September 30, 2016, the fair value of the derivative liability associated with the 66,668 warrants was $160,040 compared to $182,333 at June 30, 2016. Therefore, the $22,293 change in the derivative liability fair value was recorded as other income on the consolidated statement of operations.

The following is a summary of the Company’s outstanding warrants at September 30, 2016:

Warrants		Exercise	Expiration	Intrinsic Value at
Outstanding		Price ($)	Date	September 30, 2016
41,300	(1)	57.50	October 18, 2017	$—
11,000	(2)	37.50	April 4, 2018	—
2,000	(3)	37.50	May 31, 2018	—
11,195	(4)	0.01	August 13, 2018	33,473
66,668	(5)	3.59	April 21, 2019	—
1,384,616	(6)	3.25	April 6, 2023	—
124,285	(7)	1.50	April 21, 2021	186,428
1,111,112	(8)	4.50	September 2, 2023	—
2,752,176				$219,901

(1)	Warrants issued in connection with the sale of units in the Company’s unit offering in April 2012. The warrants became exercisable on October 18, 2012, and will remain exercisable thereafter until October 18, 2017.

(2)	Warrants issued in connection with the issuance of certain notes in April 2013, of which the outstanding principal and interest was paid in full on August 16, 2013. The warrants were exercisable on the grant date (April 4, 2013) and remain exercisable until April 4, 2018.

(3)	Warrants issued in connection with the issuance of certain notes in May 2013, of which the outstanding principal and interest was paid in full on August 16, 2013. The warrants were exercisable on the grant date (May 31, 2013) and remain exercisable until May 31, 2018.

(4)	Warrants issued in connection with the Letter Loan. The warrants were exercisable on the grant date (August 13, 2013) and remain exercisable until the earlier of (a) August 13, 2018; and (b) three years after the payment in full of the Loan. The exercise price was lowered to $0.01 per share on August 12, 2015.

(5)	Warrants issued in connection with the sale of units in the Company’s unit offering in April 2014. The Warrants became exercisable on April 21, 2014 and will remain exercisable thereafter until April 21, 2019.

(6)	Warrants issued in connection with the Debenture, which accrues a premium at an initial rate equal to 6.0% per annum (adjustable up to approximately 25% per annum). The premium rate has subsequently increased to 17% due to certain triggering events and a decline in our stock price. The warrants were exercisable on the grant date (April 6, 2016) and remain exercisable until April 6, 2023. The warrants were subsequently exercised on October 7, 2016 (see Note 12 – Subsequent Events, below).

(7)	Warrants issued in connection with the HFT Convertible Promissory Notes. The warrants were exercisable on the grant date (April 26, 2016) and remain exercisable until April 26, 2021.

(8)	Warrants issued in connection with the sale of Series C Preferred Stock. The warrants were exercisable on the grant date (September 2, 2016) and remain exercisable until September 2, 2023.

NOTE 9 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2017 fiscal year and consequently, recorded no provision or benefit for income taxes for the six months ended September 30, 2016.

NOTE 10 – SHARE-BASED COMPENSATION

Lucas measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Common Stock

Lucas issued 13,938 shares of its common stock with an aggregate grant date fair value of $47,454 during the six-month period ended September 30, 2016, which were valued based on the trading value of Lucas’s common stock on the date of grant. Also, on September 30, 2016, the Company agreed to award an additional 8,193 shares of its common stock with an aggregate grant fair value of $24,580, which were valued based on the trading value of Lucas’s common stock on the date of grant. Those common stock awards had yet to be physically issued as of September 30, 2016, and therefore, were recognized as accrued common stock payable on the balance sheet. The shares were awarded according to the employment agreement with an officer and as additional compensation for other managerial personnel.

Stock Options

As of September 30, 2016 and 2015, the Company had 22,920 stock options outstanding with a weighted average exercise price of $33.96, respectively.

Of the Company’s outstanding options, no options expired, were exercised or forfeited during the six months ended September 30, 2016. Additionally, no stock options were granted during the six months ended September 30, 2016. Compensation expense related to stock options during the six-month period ended September 30, 2016 was $9,633.

Options outstanding and exercisable at September, 30, 2016 and 2015 had no intrinsic value, respectively. The intrinsic value is based upon the difference between the market price of Lucas’s common stock on the date of exercise and the grant price of the stock options.

The following tabulation summarizes the remaining terms of the options outstanding:

Exercise	Remaining	Options	Options
Price ($)	Life (Yrs.)	Outstanding	Exercisable
24.50	0.2	3,000	3,000
40.75	1.1	4,000	3,000
43.50	1.1	6,000	6,000
39.50	1.1	2,000	2,000
40.25	1.3	2,000	2,000
5.50	1.5	4,000	4,000
51.75	4.0	1,920	1,920
	Total	22,920	21,920

As of September 30, 2016, total unrecognized stock-based compensation expense related to all non-vested stock options was $20,871, which is being recognized over a remaining weighted average period of approximately 1.0 years.

In prior periods, the shareholders of the Company approved the Company’s 2014 (as amended), 2012 and 2010 Stock Incentive Plans (“the Plans”). The Plans are intended to secure for the Company the benefits arising from ownership of the Company’s common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company’s future growth. The Plans provide an opportunity for any employee, officer, director or consultant of the Company to receive incentive stock options (to eligible employees only), nonqualified stock options, restricted stock, stock awards and shares in performance of services. There are 72,997 shares available for issuance under the Plans as of September 30, 2016.

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

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the six-month periods ended September 30, 2016 and 2015:

	Six Months Ended September 30,
	2016	2015

Interest	$193,106	$73,769
Income taxes	—	—

Non-cash investing and financing activities for the three-month periods ended June 30, 2016 and 2015 included the following:

	Six Months Ended September 30,
	2016	2015
Reduction in Accounts Payable for Payments Made on Previously Accrued Capital Expenditures	$79,917	$61,885
Forgiveness of Debt in Victory Settlement	$—	$600,000
Common Stock Issued in Victory Settlement	$—	$234,777
Increase in Asset Retirement Obligations from Segundo Acquisition	$755,862	$—
Issuance of Common Stock for Segundo Acquisition	$49,176,530	$—
Issuance of Series B Preferred Stock for Segundo Acquisition	$14,898,038	$—
Notes Payable Assumed for Segundo Acquisition	$30,595,256	$—
Accounts Receivable Assumed for Segundo Acquisition	$635,482	$—
Return and Cancellation of Common Stock Issued in Victory Settlement	$—	$(110,616)
Debt discounts on notes payable, long-term notes payable, and convertible notes payable	$3,526,900	$—
Issuance of Restricted Common Stock for Dreeben Loan	$48,000	$—
Conversion of Convertible Notes in Common Stock	$832,129	$—
Conversion of Preferred Stock to Common Stock	$733,900	$—

NOTE 13 – SUBSEQUENT EVENTS

On October 4, 2016, HFT Enterprises, LLC (“HFT”), converted $464,800 of the principal and interest due on convertible notes into shares of our common stock at a conversion price of $1.50 per share, for an aggregate of 309,866 shares.

On October 7, 2016, the Investor exercised the First Warrant in full and was due 1,384,616 shares of common stock upon exercise thereof and an additional 2,252,735 shares of common stock in consideration for the conversion premium due thereon. A total of 810,000 shares were issued to the Investor on October 7, 2016, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock). The Company received gross proceeds of $4,500,000 from the exercise of the First Warrant and paid placement agent fees of $427,500 for services rendered in connection with the First Warrant.

Due to the recent decline in the price of our common stock and the trigger event that occurred on June 30, 2016 as a result of the delay in filing our Annual Report on Form 10-K for the year ended March 31, 2016, the premium rate on the First Warrant increased from 6% to 17% and the conversion discount became 85% of the lowest daily volume weighted average price during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share (the “VWAP Calculation”). As a result, the total number of shares issued or held in abeyance for issuance for the exercise and payment of conversion premium under the First Warrant may increase during the measuring period. The measuring period continues until the date ending 60 days after we deliver to the Investor the total shares due. The debenture and Series C Preferred Stock held by the Investor are similarly impacted.

On October 19, 2016, the Investor notified the Company of an adjustment to the calculation of the conversion premium triggered by a reduction in the trading price of the Company’s common stock, which resulted in an additional 1,630,751 shares of common stock (5,558,102 shares in aggregate, including shares previously issued) being due in connection with such exercise and the payment of the conversion premium. Also on October 19, 2016, we issued the Investor an additional 870,000 shares of common stock in connection with the October 7, 2016 exercise of the First Warrant.

On October 27, 2016, the Investor notified the Company of another adjustment to the calculation of the conversion premium triggered by a further reduction in the trading price of the Company’s common stock, which resulted in an additional 826,981 shares of common stock (6,385,083 shares in aggregate, including shares previously issued) being due in connection with such exercise and the payment of the conversion premium. Also on October 27, 2016, we issued the Investor an additional 920,000 shares of common stock in connection with the October 7, 2016 exercise of the First Warrant. Since October 27, 2016, the trading price of our common stock has further declined, triggering a further reduction in the conversion price of the conversion premium and an increase in the number of shares due the Investor in connection with the conversion of the amount owed in connection with the conversion premium.

The remainder of the shares of common stock due to the Investor are continued to be held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock).

On October 11, 2016, the Company paid Rogers the full amount of principal due on the promissory note entered into on August 25, 2016 (see Note 6 – Notes Payable and Debenture) of $1.0 million and also paid the full amount of interest due of $15,667 on such promissory note on October 13, 2016.

On October 13, 2016, the Company paid RAD2 the full amount of principal $1.5 million due on the promissory note entered into on August 25, 2016 (see Note 6 – Notes Payable and Debenture) of $1.5 on October 14, 2016, the Company paid the remaining $215,000 due on the advance from RAD2 (see Note 7 – Advances Payable).

On October 31, 2016, we entered into an amendment, the parties agreed to extend the maturity date from October 31, 2016 to January 31, 2017. We also agreed to pay $9,000 to Ms. Rogers and $9,000 to Robertson Global Credit, LLC, the servicer of the Amended Note, in connection with our entry into the amendment.

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

Overview

Lucas Energy, Inc., a Nevada corporation, is an independent oil and natural gas company based in Houston, Texas (herein the “Company”, “Lucas”, “Lucas Energy”, “our” or “we”). We are engaged in the acquisition, development and sale of crude oil, natural gas and natural gas liquids from various known productive geological formations, including the Austin Chalk and Eagle Ford formations, primarily in Gonzales County, Texas; the Cline shale and upper Wolfberry shale in Glasscock County, Texas; and the Hunton formation in Lincoln, Logan and Payne Counties, Oklahoma.

We continue to execute on our business plan to operate in a low price commodity environment by balancing overall costs while pursuing strategic acquisitions. Our operational and development activities focus on improving production rates, developing our reserves, increasing revenue, and expanding our inventory of exploration opportunities. The Company has prudently emphasized minimum capital outlays during the lingering price downturn. In October 2016, the Company started maintenance and upgrade program budgeted at $0.5 million. The program includes the repair and/or the replacement of down-hole pumps in addition to mechanical repairs in Oklahoma, and maintenance operations to certain existing wells in Texas. Lucas expects to continue maintenance operations as it reviews new well drilling locations in its core areas of operation.

The Company is also executing on an aggressive growth strategy by building on the platform created by our recent asset acquisition (described below). We intend to create a growth company capable of delivering on the long expected conversion of reserves to production, continued long-term acreage development and sustainable shareholder value.

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

Prior to September 30, 2016, the Company had leasehold interests (working interests) in approximately 7,416 gross acres, or 7,333 net acres, which is the Company’s total net developed and undeveloped acreage as measured from the surface to the base of the Austin Chalk formation. In deeper formations, the Company has approximately 1,361 net acres in the Eagle Ford oil window. With the closing of our recent asset acquisition in August 2016, the Company acquired additional working interest in approximately 13,441 net acres in the Coyle, Twin Cities and Goodnight fields in Oklahoma and the Glasscock field in west Texas for a total of 20,774 net acres as of September 30, 2016.

As of September 30 2016, Lucas was producing an average of approximately 206 net barrels of oil equivalent per day (Boepd) from over 100 active well bores. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. Our production sales totaled 34,260 barrels of oil equivalent, net to our interest, for the period ended September 30, 2016.

At March 31, 2016, Lucas’s total estimated proved reserves were 4.3 million barrels of oil equivalent (“Boe”), of which 3.8 million barrels (“Bbls”) were crude oil reserves, and 2.5 billion cubic feet (“Bcf”) were natural gas reserves. Approximately 3% of the barrel of oil equivalent (“Boe”) was proved producing. With the closing of our recent asset acquisition in August 2016, the Company acquired additional estimated proved reserves of 6.3 million barrels of oil equivalent (“Boe”), of which 0.2 million barrels (“Bbls”) were crude oil reserves, 14.8 billion cubic feet (“Bcf”) were natural gas reserves and 3.7 million barrels (“Bbls”) were natural gas liquids. Approximately 72% of the barrel of oil equivalent (“Boe”) was proved producing.

As of September 30, 2016, Lucas employed seven full-time employees. We also utilized nine contractors on an “as-needed” basis to carry out various functions of the Company, including but not limited to field operations, land administration, corporate activity and information technology maintenance.

Industry Segments

Lucas Energy’s operations are all crude oil and natural gas exploration and production related.

Operations and Oil and Gas Properties

We operate and invest in areas that are known to be productive, with a reasonably established production history, in order to decrease geological and exploratory risk. Our activities in the Gulf Coast areas of Texas are concentrated on two adjoining formations: the Austin Chalk and Eagle Ford. Lucas’s acreage position is in the oil window of the Eagle Ford trend and we currently have approximately 7,300 net acres in the Gonzales, Karnes and Wilson County, Texas areas, all of which are held by production. With the closing of our recent asset acquisition in August 2016, the Company acquired over 13,000 net acres in producing fields located primarily in the Mid-Continent region of Oklahoma including Payne, Lincoln and Logan Counties, along with a small amount of interest in production located in Glasscock County, Texas. The Mid-Continent assets produce from a liquids-rich, gas reservoir known as the Hunton formation. These properties include interests in four different fields, of which one is operated by Lucas and the other three are non-operated. The Glasscock County, Texas properties produce oil and gas primarily from the Wolfcamp and Fusselman formations and are all non-operated.

Our Strategic Plan

The following provides an overview of our strategic plan, which includes our oil and natural gas projects. While actively pursuing specific exploration and development activities in the Mid-Continent area, we may not be able to close future acquisitions for a variety of reasons, new drilling opportunities may not be identified and any new drilling opportunities identified may not be successful if drilled.

On August 25, 2016, Lucas closed the acquisition of certain working interests in producing properties and undeveloped acreage in Texas and Oklahoma, including varied interests in two contiguous acreage blocks in the liquids-rich Mid-Continent region of the United States from Segundo Resources LLC (“Segundo”) and other sellers (together, the “Assets”). Lucas entered into an Asset Purchase Agreement on December 30, 2015 with Segundo as the representative of 21 separate working interest owners (later increased to 23 sellers). The Assets currently produce over one thousand net barrels of oil equivalent per day (BOE/d), of which approximately 53% are liquids that are primarily from the Hunton formation.

In consideration for the purchase of the Assets, we assumed approximately $30.6 million of commercial bank debt and (i) issued to certain of the Sellers (a) 552,000 shares of Series B Redeemable Preferred Stock convertible into 3,941,280 shares of common stock and (b) 13,009,664 shares of restricted common stock; and (ii) paid certain of the Sellers $4,975,000 in cash.

The completion of this transaction increased our production significantly and represents our “platform for growth” which has the goal of providing stable, long-lived reserves with substantial production and ample drilling opportunities. During this continued weak commodity price environment, Lucas intends to further develop the Assets as well as aggressively pursue attractively-priced acquisitions that would incrementally increase our overall production and/or expand our drilling acreage, funding permitting.

Drilling new wells in the current environment requires a constant evaluation of commodity prices against drilling costs to ensure economic viability. Specifically, in south Gonzales County, Texas, the Company participated in the Cyclone #9H and #10H Eagle Ford shale wells originally estimated to cost an average of $5.2 million, but the actual cost to drill and complete the wells was only $4.7 million. This compares to an average of $8.2 million in 2014. Lucas will continue to monitor both the forecasts for commodity prices as well as drilling costs in our areas of operation. To that end, we continue to review targeted drilling locations in Oklahoma and anticipate drilling in the first quarter of calendar 2017.

We continue to supplement our operations in the Austin Chalk/Eagle Ford Shale in Gonzales, Texas, where leading Eagle Ford operators have developed technologies that have significantly reduced per unit drilling and completion costs.

Beyond our targeted Hunton locations, there are 19 different sands that have produced in various areas of central Oklahoma. Potential exists to develop other sands such as shallow Pennsylvanian formations, like the Bartlesville, the Redfork and the Skinner, the Mississippi Lime in addition to the Woodford shale and the Prue Sand.

Another aspect of our growth plan is to acquire opportunities within or near our existing operations. By pursuing other interest owners to add to our working interest or adjacent properties to acquire, we can expand our acreage footprint and capitalize on cost efficiencies.

We believe the Assets serve as the foundation to grow Lucas. We also believe that the current disruption in the oil and gas industry creates an opportunity to pursue attractively-priced acquisitions and expand the Company’s range of exploration acreage, funding permitting. Lucas will work diligently to grow its operations by considering strategic acquisitions that are near the region or location of our current Assets, offer attractive production and cash flow returns, and/or conform to the Company’s technical proficiencies.

Lucas is targeting acquisitions primarily in the southwest United States inclusive of Oklahoma, Texas and New Mexico that represent a vast array of oil and gas deposits. As we consider producing properties, we prioritize those with cash flow returns near our current assets that can substantially improve our bottom line. In addition, we evaluate the property to determine whether it conforms to our experience and technical expertise. Specifically, we prefer relatively shallow (less than 10,000 feet) formations that require horizontal drilling techniques and significant surface infrastructure management. We are currently evaluating several opportunities to expand our asset acreage. The ultimate success of each transaction will be significantly dependent upon arriving at acceptable terms and the availability of capital, which may not be available on favorable terms, if at all.

In the current commodity price environment, we do not generate enough income from our current operations to cover our overhead burden. We have recently made significant strides in improving production from our existing fields. Continued improvement in revenue and cash flow will need to come from new production which is expected to ramp up in early 2017.

The Company has a team of highly experienced management and personnel in its operations, reservoir analysis, land and accounting functions. We believe we have compiled a professional and dedicated team to deliver value to Lucas’s shareholders.

Finally, as a culmination of our successful business transformation, we intend to rebrand and change our name to “Camber Energy, Inc.” beginning in late 2016 or early 2017. The rebranding formalizes a strategic shift in Lucas’s strategy to expand outside its traditional Austin Chalk focus into other low-risk, economically-viable reservoir opportunities. We believe the name “Camber” represents the transformation of our Company into a more aggressively-focused acquirer of assets and acreage and is a name that best communicates the fundamental changes within our production mix.

Liquidity and Going Concern Consideration

On December 30, 2015, we entered into an Asset Purchase Agreement, as amended from time to time (the “Asset Purchase Agreement”), to acquire, from twenty-three different entities and individuals (the “Sellers”), working interests in producing properties and undeveloped acreage, which acquisition transaction was completed on August 25, 2016. The assets acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region. In connection with the closing of the acquisition, we assumed approximately $30.6 million of commercial bank debt, issued 13,009,664 shares of common stock to certain of the Sellers, issued 552,000 shares of Series B Preferred Stock to one of the Sellers and its affiliate, and paid $4,975,000 in cash to certain of the Sellers. The effective date of the acquisition (the “Acquisition”) was April 1, 2016.

Pursuant to a Letter Agreement we entered into at the closing of the Acquisition with RAD2 Minerals, Ltd. (“RAD2”), one of the Sellers, which is owned and controlled by Richard N. Azar II, who was appointed as our Chairman on August 26, 2016, RAD2 agreed to accept full liability for any and all deficiencies between the “Agreed Assets Value” set forth in the Asset Purchase Agreement of $80,697,710, and the mutually agreed upon value of the assets delivered by the Sellers at the closing of the Acquisition, up to an aggregate of $1,030,941 (as applicable, the “Deficiency”).

Effective August 25, 2016, we, as borrower, and Mr. Azar, Donnie B. Seay, Richard E. Menchaca, RAD2, DBS Investments, Ltd. (“DBS”, controlled by Mr. Seay) and Saxum Energy, LLC (“Saxum”, which is controlled by Mr. Menchaca), as guarantors (collectively, the “Guarantors”, all of which are directly or indirectly Sellers), and International Bank of Commerce, as Lender (“Lender”), entered into a Loan Agreement (the “Loan Agreement”).

Pursuant to the Loan Agreement, the Lender loaned us $40 million (“Loan”), evidenced by a Real Estate Lien Note in the amount of $40 million (the “Note”). We are required to make monthly payments under the Note equal to the greater of (i) $425,000; and (ii) fifty percent (50%) of our monthly net income. The Note accrues annual interest at 2% above the prime rate then in effect, subject to a minimum interest rate of 5.5% per annum. The Note is due and payable on August 25, 2019. Payments under the Note are subject to change as the interest rate changes in order to sufficiently amortize the Note in 120 monthly installments. We have the right, from time to time and without penalty to prepay the Note in whole or in part, subject to the terms thereof.

The proceeds of the Loan were used to repay and refinance approximately $30.6 million of indebtedness owed by certain of the Sellers, to the Lender (including an aggregate of $18.3 million owed by RAD2 and another entity controlled by Mr. Azar, $9.8 million owed by DBS, and $2.1 million owed by Mr. Menchaca), as well as to pay the $4.975 million due to the Sellers at closing. Another $3.36 million was used to fund a sinking fund required by the Lender, as discussed below, to pay principal on the Note.

The amount owed under the Note is secured by a Security Interest in substantially all of our assets and properties, pursuant to three Security Agreements.

On April 6, 2016, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited institutional investor (the “Investor”), pursuant to which we sold and issued a redeemable convertible subordinated debenture, with a face amount of $530,000, initially convertible into 163,077 shares of common stock at a conversion price equal to $3.25 per share (the “Debenture”) and a warrant to initially purchase 1,384,616 shares of common stock (subject to adjustment thereunder) at an exercise price equal to $3.25 per share (the “First Warrant”). The Investor purchased the Debenture at a 5.0% original issue discount for the sum of $500,000 and has exercised the First Warrant for the sum of $4.5 million.

Also on April 6, 2016, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the Investor, pursuant to which we agreed, subject to certain conditions, to issue 527 shares of Series C redeemable convertible preferred stock (the “Series C Preferred Stock”) at a 5% original issue discount, convertible into 1,618,462 shares of common stock at a conversion price of $3.25 per share, and a warrant to purchase 1,111,112 shares of common stock at an exercise price of $4.50 per share (the “Second Warrant”). Under the terms of the Stock Purchase Agreement, the Second Warrant and 53 shares of Series C Preferred Stock were sold and issued for $500,000 on September 2, 2016, and the remaining 474 shares of Series C Preferred Stock will be sold and issued for $4.5 million immediately after there was an effective registration statement covering the shares of common stock issuable upon conversion of the Series C Preferred Stock, subject to the approval of the Investor and the Company.

In July and August 2016, RAD2 advanced the Company an aggregate of $350,000. Also, in August 2016, two other Sellers advanced the Company an aggregate of $200,000 ($100,000 each). These advances did not accrue interest and had no stated maturity date. Additionally, in August 2016, RAD2 loaned us $1.5 million pursuant to a promissory note. The promissory note did not accrue interest for the first month it was outstanding and accrued interest at the rate of 5% per annum thereafter until paid in full. As of the date of this report, the Company has repaid the promissory note in full and fully repaid all amounts advanced by RAD2 and the two other Sellers.

On October 7, 2016, the Investor exercised the First Warrant in full and was due 1,384,616 shares of common stock upon exercise thereof and an additional 2,252,735 shares of common stock in consideration for the conversion premium due thereon. A total of 810,000 shares were issued to the Investor on October 7, 2016, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock). The Company received gross proceeds of $4,500,000 from the exercise of the First Warrant and paid placement agent fees of $427,500 for services rendered in connection with the First Warrant. On October 19, 2016, the Investor notified the Company of an adjustment to the calculation of the conversion premium triggered by a reduction in the trading price of the Company’s common stock, which resulted in an additional 1,630,751 shares of common stock (5,558,102 shares in aggregate, including shares previously issued) being due in connection with such exercise and the payment of the conversion premium. Also on October 19, 2016, we issued the Investor an additional 870,000 shares of common stock in connection with the October 7, 2016 exercise of the First Warrant. On October 27, 2016, the Investor notified the Company of another adjustment to the calculation of the conversion premium triggered by a further reduction in the trading price of the Company’s common stock, which resulted in an additional 826,981 shares of common stock (6,385,083 shares in aggregate, including shares previously issued) being due in connection with such exercise and the payment of the conversion premium. Also on October 27, 2016, we issued the Investor an additional 920,000 shares of common stock in connection with the October 7, 2016 exercise of the First Warrant. Since October 27, 2016, the trading price of our common stock has further declined, triggering a further reduction in the conversion price of the conversion premium and an increase in the number of shares due the Investor in connection with the conversion of the amount owed in connection with the conversion premium.

In addition to the transactions noted above, Lucas is currently discussing potential financing transactions in order to fulfill our current capital requirements, which we believe, if finalized and completed, will ensure the future viability of the Company, provided however, that we are prohibited from raising capital, subject to certain limited exceptions until sixty days after the Company’s registration statement to register the shares of common stock underlying the Second Warrant and 53 shares of Series C redeemable convertible preferred stock has been declared effective. Additionally, due to our current capital structure and the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to obtain the necessary financing to drill additional wells and develop our proved undeveloped reserves (PUDs); coupled with the continued substantial drop in commodity prices over the last twelve months, we believe that our revenues will continue to decline over time. Therefore, we may be forced to scale back our business plan, sell assets to satisfy outstanding debts or take other remedial steps which may include seeking bankruptcy protection.

If the Company is required to seek financing, we may be prohibited from undertaking certain types of funding transactions by our prior funding agreements, such financings may not be available or, if available, may not be on terms acceptable to the Company. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to raise capital to meet its obligations and develop its oil and gas properties to attain profitable operations.

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

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three-month and six-month periods ended September 30, 2016 and 2015 should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. As used below, the abbreviations “Bbls” stands for barrels, “NGL” stands for natural gas liquids, “Mcf” for thousand cubic feet and “Boe” for barrels of oil equivalent. Natural gas equivalents are determined using a ratio of 6 Mcf of natural gas to 1 Bbl of crude oil or NGLs (“Natural Gas Liquids”) based on 42 gallons to 1 Bbl of crude oil. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

We reported a net loss for the three months ended September 30, 2016 of $50.8 million, or $7.74 per share of common stock. For the same period a year ago, we reported a net loss of $1.0 million, or $0.66 per share of common stock. As discussed in more detail below, our significant increase in net loss is primarily related to recognizing a $49.0 million impairment to oil and gas properties due to a write-down of the assets acquired in our recent acquisition of working interests in certain oil and gas properties in August 2016, due primarily to a difference between our stock price when the transaction was initially contemplated and the transaction close date, as described in greater detail below. When not taking into effect the impairment expense, our net loss increased by $0.9 million due to increased operating and other expenses of $1.5 million offset by $0.6 million in increased revenue when comparing the current period to the prior period.

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	11,694	6,620	5,074	77%
Natural Gas (Mcf)	62,973	—	62,973	100%
NGL (Gallons)	506,975	—	506,975	100%
Total (Boe)	34,260	6,620	27,640	418%

Crude Oil (Bbls per day)	127	72	55	76%
Natural Gas (Mcf per day)	684	—	684	100%
NGL (Gallons per day)	5,511	—	5,511	100%
Total (Boe per day)	372	72	300	417%

Average Sale Price:
Crude Oil ($/Bbl)	$42.92	$43.80	$(0.88)	(2%)
Natural Gas ($/Mcf)	2.68	—	2.68	100%
NGL ($/Gallon)	0.44	—	0.44	100%

Net Operating Revenues:
Crude Oil	$501,891	$289,974	$211,917	73%
Natural Gas	168,998	—	168,998	100%
NGL	223,624	—	223,624	100%
Total Revenues	$894,513	$289,974	$604,539	208%

Oil and Gas Revenues

Total production revenues for the three months ended September 30, 2016 increased $0.6 million, or 208%, to $0.9 million from $0.3 million for the same period a year ago due primarily to a favorable production volume variance as a result of our asset acquisition and our joint drilling program with Lonestar Resources entered into in August 2016. In addition to increased crude oil sales, we recognized $0.4 million in gas sales from the month of September 2016 alone. There was no material change in the price of crude oil sales when comparing the current period to the prior period.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Direct lease operating expense	$292,777	$128,201	$164,576	128%
Workovers expense	38,109	93,487	(55,378)	(59%)
Other	169,441	31,071	138,370	445%
Lease Operating Expenses	$500,327	$252,759	$247,568	98%
Severance and Property Taxes	51,706	32,872	18,834	57%
Depreciation, Depletion,
Amortization and Accretion	522,779	259,950	262,829	101%
Impairment of Oil and Gas Properties	48,990,520	—	48,990,520	100%

General and Administrative (G&A)	$1,012,256	$572,380	$439,876	77%
Share-Based Compensation	29,396	56,618	(27,222)	(48%)
Total G&A Expense	$1,041,652	$628,998	$412,654	66%

Interest Expense	587,398	120,764	466,364	387%
Other Expense (Income), Net	5,408	(52,678)	58,086	(110%)

Lease Operating Expenses

There was an increase in lease operating expense of approximately $0.25 million when comparing the current quarter to the prior year quarter. The increase is primarily due to our asset acquisition of working interests in various properties in Texas and Oklahoma in August 2016.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A increased for the current quarter as compared to the prior year period by approximately $0.3 million primarily related to an increase in production of 27,640 Boe compared to the previous period. As noted above, the production increase can be attributed to our asset acquisition of working interests in various properties in Texas and Oklahoma in August 2016.

Impairment of Oil and Gas Properties

The Company recorded an impairment of $49.0 million associated with oil and gas properties acquired during our recent acquisition in August 2016. The impairment was a non-cash adjustment in the purchase price paid for the acquired assets, primarily due to an increase in the trading price of our common stock from the date the acquisition transaction was initially contemplated on, December 30, 2015, on which date the closing price was $1.65 per share, and the date the transaction closed, August 25, 2016, on which date the closing price was $3.78 per share, which resulted in the value of stock consideration paid to the Sellers increasing relative to the original agreed price for the acquisition of the assets.

General and Administrative (G&A) Expenses and Share-Based Compensation

G&A expenses increased by 77% for the current quarter as compared to the prior year’s quarter, as the Company incurred additional G&A expenses primarily related to professional fees from our financing transactions. During this time, the Company has focused on cost reductions to improve the efficiency of the daily operating activities within the Company. There was also a 48% decrease in share-based compensation primarily due to a decrease in the awarding of employee stock based options and compensation.

Interest Expense

Interest expense for the three months ended September 30, 2016 increased by approximately $0.5 million when compared to the three-month period ended September 30, 2015, primarily due to a $0.2 million interest payment on the recently acquired IBC Loan and the $0.3 million amortization of various loan discounts.

Other Expense (Income), Net

Other expense (Income), net, for the three months ended September 30, 2016 increased by approximately $58,000 when compared to the three-month period ending September 30, 2015 due to increased conversion fees and a change in the fair value of our derivative liability.

Six Months Ended September 30, 2016 vs. Six Months Ended September 30, 2015

We reported a net loss for the six months ended September 30, 2016 of approximately $52.2 million, or $12.61 per share of common stock. For the same period a year ago, we reported a net loss of approximately $2.0 million, or $1.39 per share of common stock.

As discussed in more detail below, our significant net loss increase is primarily related to our recognizing a $49.0 million impairment to oil and gas properties due to a write-down of the assets acquired in our recent acquisition of working interest in certain oil and gas properties in August 2016, due primarily to a difference between our stock price when the transaction was initially contemplated and when the transaction actually closed, as described in greater detail below. When not taking into effect the impairment expense, our net loss increased by $1.2 million due to increased operating and other expenses of $1.6 million, offset by $0.4 million in increased revenue when comparing the current period to the prior period.

The following table sets forth the operating results and production data for the periods indicated:

	Six Months Ended September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	15,311	13,664	1,647	12%
Natural Gas (Mcf)	62,973	—	62,973	100%
NGL (Gallons)	506,975	—	506,975	100%
Total (Boe)	37,877	13,664	24,213	177%

Crude Oil (Bbls per day)	84	75	9	12%
Natural Gas (Mcf per day)	344	—	344	100%
NGL (Gallons per day)	2,770	—	2,770	100%
Total (Boe per day)	207	75	132	176%

Average Sale Price:
Crude Oil ($/Bbl)	$42.79	$50.04	$(7.25)	(14%)
Natural Gas ($/Mcf)	2.68	—	2.68	100%
NGL ($/Gallon)	0.44	—	0.44	100%

Net Operating Revenues:
Crude Oil	$655,135	$683,701	$(28,566)	(4%)
Natural Gas	168,998	—	168,998	(4%)
NGL	223,624	—	223,624	100%
Total Revenues	$1,047,757	$683,701	$364,056	53%

Oil and Gas Revenues

Total production revenues for the six months ended September 30, 2016 increased $0.4 million, or 53%, to $1.0 million from $0.7 million for the same period a year ago due primarily to a favorable production volume variance of approximately $0.5 million offset with an unfavorable crude oil price variance of approximately $0.1 million. The production increase can be attributed primarily to our asset acquisition and joint drilling program with Lonestar Resources which began in August 2016. Although oil production was down from the prior period, the additional natural gas sales for the month of September 2016 alone provided the $0.4 million increase in production revenue when comparing the current year’s period to the prior year’s period.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Six Months Ended September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Direct lease operating expense	$439,030	$239,796	$199,234	83%
Workovers expense	137,870	113,670	24,200	21%
Other	199,624	62,017	137,607	222%
Lease Operating Expenses	$776,524	$415,483	$361,041	87%
Severance and Property Taxes	75,568	70,495	5,073	7%
Depreciation, Depletion,
Amortization and Accretion	659,682	535,038	124,644	23%
Impairment of Oil and Gas Properties	48,990,520	—	48,990,520	100%

General and Administrative (G&A)	$1,641,327	$1,081,417	$559,910	52%
Share-Based Compensation	58,095	97,402	(39,307)	(40%)
Total G&A Expense	$1,699,422	$1,178,819	$520,603	44%

Interest Expense	926,889	506,219	420,670	83%
Other Expense (Income), Net	95,781	(37,789)	133,570	(353%)

Lease Operating Expenses

In total, the overall lease operating expenses increased approximately $0.4 million or 87% for the current period as compared to the prior year’s period. The increase is primarily due to our asset acquisition of working interest in various properties in Texas and Oklahoma in August 2016.

Depreciation, Depletion, Amortization and Accretion (DD&A)

Although our production increased by 24,213 Boe due to our asset acquisition of working interest in various properties in Texas and Oklahoma in August 2016, when comparing the current period to the prior period, the increase in production was primarily for the month of September 2016; therefore, there was only a corresponding $0.1 million increase in DD&A.

Impairment of Oil and Gas Properties

The Company recorded an impairment of $49.0 million associated with oil and gas properties acquired during our recent acquisition in August 2016. The impairment was due to a write down associated with the difference in the assets acquired compared to the consideration provided by the Company. The impairment was a non-cash adjustment in the purchase price paid for the acquired assets, primarily due to an increase in the trading price of our common stock from the date the acquisition transaction was initially contemplated on, December 30, 2015, on which date the closing price was $1.65 per share, and the date the transaction closed, August 25, 2016, on which date the closing price was $3.78 per share, which resulted in the value of stock consideration paid to the Sellers increasing relative to the original agreed price for the acquisition of the assets.

General and Administrative (G&A) Expenses and Share-Based Compensation

G&A expenses increased during the current six month period when compared to the prior six month period by 52%. The Company incurred additional G&A expenses primarily related to professional fees from our financing transactions. During this time, the Company has also focused on cost reductions to improve the efficiency of the daily operating activities within the Company. There was also a 40% decrease in share-based compensation when comparing the current six month period to the prior six month period due to a decrease in the awarding of employee stock based options and compensation.

Interest Expense

Interest expense for the six months ended September 30, 2016 increased by approximately $0.4 million when compared to the prior period primarily due to the amortization of various loan discounts for outstanding and recently retired payables.

Other Expense (Income), Net

Other Expense (Income), net, for the six months ended September 30, 2015 increased by approximately $0.1 million when compared to the prior years’ six-month period, due to increased conversion and filing fees and an adjustment to a warrant liability.

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

Our primary sources of cash for the six months ended September 30, 2016 were from funds generated from the sale of preferred stock, the sale of natural gas and crude oil production and funds borrowed under funding agreements. These cash flows were primarily used to fund our capital expenditures and operations and to repay indebtedness. See below for an additional discussion and analysis of cash flow.

Working Capital

At September 30, 2016, the Company’s total current liabilities of $15.9 million exceeded its total current assets of $6.0 million, resulting in a working capital deficit of $9.9 million, while at March 31, 2016, the Company’s total current liabilities of $11.1 million exceeded its total current assets of $0.6 million, resulting in a working capital deficit of $10.5 million. The $0.6 million decrease in the working capital deficit is primarily related to $5.4 million in cash and restricted cash received together with additional receivables from our recent asset acquisition offset by $4.8 million in additional borrowings and payables.

Financing

Information regarding recent financing transactions and debt obligations are discussed above under “Liquidity and Going Concern Consideration”.

Cash Flows

	Six Months Ended September 30,
	2015	2014
Cash flows used in operating activities	$(2,650,511)	$(717,815)
Cash flows provided by (used in) investing activities	(6,016,881)	268,739
Cash flows provided by financing activities	9,330,887	532,741
Net increase in cash	$663,495	$83,665

Net cash used in operating activities was $2.7 million for the six months ended September 30, 2016 as compared to $0.7 million for the same period a year ago. The increase in net cash used in operating activities of $2.0 million was primarily related to $1.0 million in receivables owed to us from our oil and gas properties as well as $0.6 million in additional amortization of discounts recognized at the settlement of various funding arrangements.

Net cash used in investing activities was $6.0 million for the six months ended September 30, 2016 as compared to net cash provided by investing activities of $0.3 million for the same period a year ago. The $6.3 million increase in net cash used in investing activities was primarily due to our acquisition of working interest in certain oil and gas properties during the current period when compared to the prior period.

Net cash provided by financing activities for the six months ended September 30, 2016 increased $8.8 million primarily due to the loan we issued related to our acquisition of working interest in certain oil and gas properties during the current period when compared to the prior period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We do not engage in commodity price hedging activities.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer (our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures. The Company’s management, including the Chief Executive Officer and Chief Accounting Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer (our principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We subsequently submitted a plan of compliance (the “Plan”) addressing how we intended to regain compliance with Sections 1003(a)(ii) and (iii) of the Company Guide. On October 4, 2016, we were notified by the Exchange that it accepted our Plan to regain compliance with Sections 1003(a)(ii) and (iii) of the Company Guide by January 21, 2018, subject to periodic review by the Exchange for compliance with the initiatives set forth in the Plan.

If we are not in compliance with the continued listing standards by January 21, 2018, or if we do not make progress consistent with the Plan during the plan period, the Exchange staff may initiate delisting proceedings as appropriate. There can be no assurance that we will be able to achieve compliance with the Exchange’s continued listing standards within the required time frame.

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

The full amount of premiums, interest and dividends through the maturity date of each applicable security is due upon the repayment/redemption (where applicable), exercise or conversion, as applicable, of the Second Warrant, Debenture, and Series C Preferred Stock.

On April 6, 2016, the Company sold the Investor the First Warrant and a redeemable convertible subordinated debenture, with a face amount of $530,000 (the Debenture”). On September 2, 2016, the Company issued and sold 53 shares of its Series C redeemable convertible preferred stock (the “Series C Stock”) and a warrant (the “Second Warrant”) to purchase 1,111,112 shares of its common stock, to the Investor and the remaining 474 shares of Series C Preferred Stock will be sold and issued for $4.5 million, immediately after there was an effective registration statement covering the shares of common stock issuable upon conversion of the Series C Preferred Stock, subject to the approval of the Investor and the Company. Such securities provide that all applicable premiums (due under the terms of the Second Warrant), interest (due under the terms of the Debenture), and dividends (due under the terms of the Series C Preferred Stock), which each initially accrued in the amount of 6% per annum and which increase or decrease subject to the terms of the applicable securities, based on among other things, the trading price of the Company’s common stock, up to a maximum of 24.95% per annum, are due upon exercise or conversion, or repayment/redemption (where applicable) thereof, for the full seven year term of such securities.

Because a trigger event occurred under the Debenture and Second Warrant on June 30, 2016, the applicable interest rate and premiums due thereunder, as applicable, are currently 17% per annum, provided that such interest rate and premiums continue to be adjustable pursuant to the terms of such securities, up to a maximum of 24.95% per annum. In the event a trigger event occurs under the Series C Preferred Stock (as described therein), the dividend rate of such security may increase substantially. The requirement that we pay all premiums, interest and dividends through maturity and the adjustable nature of such premium, interest and dividend rates, may force us to issue the investor significant additional shares of common stock (similar to the currently disclosed required issuance to the Investor under the First Warrant), which may cause significant dilution to existing stockholders. The requirement that we pay all premiums, interest and dividends through maturity may make it too costly for us to repay or redeem, as applicable, the Investor’s securities, prior to exercise/conversion thereof, as applicable.

The number of shares of common stock issuable in consideration for premiums, interest and dividends through maturity on the First Warrant, Second Warrant, Debenture and Series C Preferred Stock, continue to be adjustable after the exercise or conversion of such securities.

Pursuant to the terms of the First Warrant, Second Warrant, Debenture and Series C Stock, the conversion rate of such securities in connection with the premiums, interest and dividends due on such securities through maturity (each 7 years, regardless of when converted or exercised), continues to be adjustable after the issuance of such securities. Specifically, such securities remain adjustable, based on a discount to the average of the five lowest daily volume weighted average prices during a measuring period of thirty days (sixty days in the event a trigger event has occurred) after the applicable number of shares stated in the initial exercise/conversion notice (or any update thereto) have actually been received into the Investor’s designated brokerage account in electronic form and fully cleared for trading (subject to certain extensions described in the applicable securities). Because the Investor is limited to holding not more than 4.99% of the Company’s common stock upon exercise/conversion of any security, the Investor will not receive all of the shares due upon any exercise/conversion, until it has sold shares and been issued additional shares and as such, the beginning date for the applicable 30 or 60 day period after issuance/conversion is impossible to determine and may be a significant additional number of days after the initial exercise/conversion by the Investor. Because a trigger event occurred under the Debenture, First Warrant and Second Warrant on June 30, 2016, the applicable measuring period for such securities ends 60 days from the date that the Investor has received the last number of shares due upon the initial exercise/conversion of such securities. Additionally, because the Investor is in control of when it sells shares, it can delay the start of any applicable post-issuance measuring period in its sole discretion.

In the event of a decrease in the Company’s stock price during the applicable measuring period, the conversion rate of the premiums, interest and dividends due on such applicable securities will adjust downward and the Investor will be due additional shares of common stock, which issuances may cause further significant dilution to existing shareholders and the sale of such shares may cause the value of the Company’s common stock to decline in value. Furthermore, it is likely that the sale by the Investor of the shares of common stock which the Investor receives in connection with any exercise/conversion, including, but not limited to the shares of common stock which the Investor received in connection with the exercise of the First Warrant, during the applicable measuring period, may cause the value of the Company’s common stock to decline in value and the conversion rate to decrease which will result in the Investor being due additional shares of common stock at the end of the measuring period, the sale of which may trigger additional decreases in the value of the Company’s common stock upon further public sales by the Investor. If this were to occur, the Investor would be entitled to receive an increasing number of shares, upon exercise/conversion of the remaining securities, which could then be sold, triggering further price declines and exercises/conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

The issuance of common stock upon exercise/conversion of the Second Warrant, Debenture and Series C Preferred Stock, and the issuance of additional shares of common stock under the First Warrant, will cause immediate and substantial dilution.

The issuance of common stock upon exercise/conversion of the Second Warrant, Debenture and Series C Preferred Stock, and the issuance of additional shares of common stock under the terms of the First Warrant, will result in immediate and substantial dilution to the interests of other stockholders. Although the Investor may not receive shares of common stock exceeding 4.99% of our outstanding shares of common stock immediately after affecting such exercise/conversion, this restriction does not prevent the Investor from receiving shares up to the 4.99% limit, selling those shares, and then receiving the rest of the shares it is due, in one of more tranches, while still staying below the 4.99% limit. If the Investor chooses to do this, it will cause substantial dilution to the then holders of our common stock.

The Investor, subject to applicable contractual restrictions, and/or a third party, may sell short our common stock, which could have a depressive effect on the price of our common stock.

As described above, the conversion price for the value of premiums, interest and dividends due in connection with the First Warrant, Second Warrant, Debenture and Series C Preferred Stock, is based on a discount to the trading price of the Company’s common stock. The Investor is prohibited from selling the Company’s stock short, as long as no trigger event occurs under the Debenture and Series C Preferred Stock. Because a trigger event occurred under the Debenture on June 30, 2016, in the event a trigger event occurs under the Series C Preferred Stock, the Investor will not be prohibited from selling the Company’s common stock short. Additionally, nothing prohibits a third party from selling the Company’s common stock short based on their belief that due to the dilution caused by the conversions/exercises of the securities held by the Investor, that the trading price of the Company’s common stock will decline in value. The significant downward pressure on the price of our common stock as the Investor sells material amounts of our common stock could encourage investors to short sell our common stock. This could place further downward pressure on the price of our common stock and in turn result in the Investor receiving additional shares of common stock upon exercise/conversion of its securities, and adjustments thereof.

The Company is limited in its ability to undertake subsequent financings.

Until 60 days after the registration statement registering the resale of the shares underlying the Second Warrant and initial 53 shares of Series C redeemable convertible preferred stock is declared effective by the Securities and Exchange Commission, which effectiveness date was October 28, 2016 (the “Effective Date”), the Company is prohibited from issuing or entering into an agreement to issue any shares of common stock, subject to certain limited exceptions. Additionally, until at least six months after the entire Debenture and Second Warrant have been converted, redeemed or exercised, the Company has agreed to not enter into any equity or convertible financing pursuant to which securities issued at a discount or with a variable conversion price are issued, subject to certain exceptions. These restrictions may make it more costly for us to raise funding in the future or may limit our ability to raise funding, which could force us to curtail our business plan or prohibit us from taking advantage of attractive investment, acquisition or drilling activities, all of which could have a negative effect on the value of our common stock and our near-term or long-term prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with the August 25, 2016 closing of the December 30, 2015 Asset Purchase Agreement, we issued 552,000 shares of Series B Preferred Stock and 13,009,664 shares of restricted common stock to certain of the Sellers. If fully converted, without taking into account the accrual and conversion of any dividends thereon, which are also convertible into shares of common stock, the 552,000 shares of Series B Preferred Stock are convertible into 3,941,280 shares of common stock.

Also on August 25, 2016, we issued International Bank of Commerce 390,290 restricted shares of common stock as additional consideration for agreeing to the terms of the Loan.

We claim an exemption from registration for the issuances described above pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering and the recipients were “accredited investors”, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

On August 29, 2016, Rockwell Capital Partners, Inc., converted $112,637 of the principal and interest due under a Convertible Promissory Note into shares of our common stock at a conversion price of $1.50 per share, and was issued an aggregate of 106,520 shares. We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act, as the security was exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

On August 30, 2016, Rockwell Capital Partners, Inc., converted $305,003 of the principal and interest due under certain Convertible Promissory Notes into shares of our common stock at a conversion price of $1.50 per share, and was issued an aggregate of 203,335 shares. We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act, as the security was exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

On March 28, 2016, we borrowed $250,000 from Alan Dreeben, a member of the Board of Directors. As additional consideration for Mr. Dreeben agreeing to make the loan, we agreed to issue Mr. Dreeben 15,000 restricted shares of common stock, which were issued in September 2016. We claim an exemption from registration for the issuance described above pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuance did not involve a public offering and the recipient was an “accredited investor”, the recipient acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

On September 2, 2016, we issued and sold 53 shares of our Series C redeemable convertible preferred stock and a warrant to purchase 1,111,112 shares of our common stock in an initial closing pursuant to the stock purchase agreement that we had entered into with the Investor on April 6, 2016. The terms of the Series C Stock, the Second Warrant and the Stock Purchase Agreement were previously reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2016. The sale and issuance of the securities described above was determined to be exempt from registration under the Securities Act in reliance on Sections 3(a)(9) and 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering. The Investor has represented that it is an accredited investor, as that term is defined in Regulation D, it is not a U.S. Person, and it is acquiring the securities for its own account. The Company received gross proceeds of $500,000 from the sale and issuance of the 53 shares of Series C Stock and, as previously disclosed, paid placement agent fees of $47,500 for services rendered in connection with the initial closing.

On September 28, 2016, Texas Capital & Assets LLC, an assignee of Silver Star, converted $207,566 of the principal and interest due under a Convertible Promissory Note into shares of our common stock at a conversion price of $1.50 per share, and was issued an aggregate of 138,377 shares, certain rights to which were transferred to an assignee. We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act, as the security was exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

On October 4, 2016, HFT Enterprises LLC, converted $468,000 of the principal and interest due under certain outstanding Convertible Promissory Notes into shares of our common stock at a conversion price of $1.50 per share, and was issued an aggregate of 309,866 shares. We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act, as the security was exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

On October 7, 2016, the Investor exercised the First Warrant in full and was due 1,384,616 shares of common stock upon exercise thereof and an additional 2,252,735 shares of common stock in consideration for the conversion premium due thereon. A total of 810,000 shares were issued to the Investor on October 7, 2016, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock). The Company received gross proceeds of $4,500,000 from the exercise of the First Warrant and paid placement agent fees of $427,500 for services rendered in connection with the First Warrant.

On October 19, 2016, the Investor notified the Company of an adjustment to the calculation of the conversion premium triggered by a reduction in the trading price of the Company’s common stock, which resulted in an additional 1,630,751 shares of common stock (5,558,102 shares in aggregate, including shares previously issued) being due in connection with such exercise and the payment of the conversion premium. Also on October 19, 2016, we issued the Investor an additional 870,000 shares of common stock in connection with the October 7, 2016 exercise of the First Warrant.

On October 27, 2016, the Investor notified the Company of another adjustment to the calculation of the conversion premium triggered by a further reduction in the trading price of the Company’s common stock, which resulted in an additional 826,981 shares of common stock (6,385,083 shares in aggregate, including shares previously issued) being due in connection with such exercise and the payment of the conversion premium. Also on October 27, 2016, we issued the Investor an additional 920,000 shares of common stock in connection with the October 7, 2016 exercise of the First Warrant. Since October 27, 2016, the trading price of our common stock has further declined, triggering a further reduction in the conversion premium and an increase in the number of shares due to the Investor in connection with the conversion of the conversion premium.

The remainder of the shares of common stock due to the Investor are continued to be held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock).

The sales and issuances of the securities described above have been determined to be exempt from registration under the Securities Act in reliance on Sections 3(a)(9) and 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering. The warrant holder has represented that it is an accredited investor, as that term is defined in Regulation D, it is not a U.S. Person, and that it is acquiring the securities for its own account.

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

LUCAS ENERGY, INC.
(Registrant)

/s/ Anthony C. Schnur
Anthony C. Schnur

(Principal Executive Officer)
Date: November 14, 2016

/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer
(Principal Financial/Accounting Officer)
Date: November 14, 2016

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated December 30, 2015+ (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Company with the SEC on December 31, 2015)

2.2	First Amendment to Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated April 20, 2016 and effective April 1, 2016 (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on April 25, 2016, and incorporated herein by reference)(File No. 001-32508)

2.3	Second Amendment to Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated August 25, 2016 (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

3.1	Amended and Restated Certificate of Designation of Lucas Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on August 25, 2016 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

3.2	Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on August 25, 2016 (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

3.3	Amended and Restated Bylaws (effective March 29, 2016) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

4.1	Form of Common Stock Purchase Warrant provided by Lucas Energy, Inc. to Target Alliance London Limited (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on April 15, 2016, and incorporated herein by reference)(File No. 001-32508)

4.2	Form of Common Stock Purchase Warrant (attached as Exhibit B to the Convertible Promissory Note Purchase Agreement incorporated by reference herewith as Exhibit 10.21)

4.3	Form of Redeemable Convertible Subordinated Debenture (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

4.4	Form of Common Stock Purchase First Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

4.5	Form of Common Stock Purchase Second Warrant (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

4.6	Common Stock Purchase Second Warrant (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 8, 2016, and incorporated herein by reference)(File No. 001-32508)

10.1	Letter Loan Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.2	Amended Letter Loan Agreement (Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.1 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)

10.3	Promissory Note ($7.5 million)(Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.4	Amended and Restated Promissory Note ($7,308,817.32)(Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.2 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)

10.5	Security Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.6	Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement, and Fixture Filing (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.7	Second Amended Letter Loan Agreement (Louise H. Rogers)(November 13, 2014) (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015)(File No. 001-32508)

10.8	Second Amended and Restated Promissory Note ($7,058,964.65)(Louise H. Rogers)(November 13, 2014) (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015)(File No. 001-32508)

10.9	Letter Agreement between Lucas Energy, Inc. and Louise H. Rogers dated February 23, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2015)(File No. 001-32508)

10.10	Amendment dated August 12, 2015, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)(File No. 001-32508)

10.11	Non-Revolving Line of Credit dated August 30, 2015 and effective August 28, 2015, by and between Lucas Energy, Inc. and Silver Star Oil Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015)(File No. 001-32508)

10.12	Amendment Dated August 28, 2015 to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both Dated November 13, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015)(File No. 001-32508)

10.13	$200,000 Convertible Promissory Note (Note #3) issued to Silver Star Oil Company dated November 25, 2015, and effective November 23, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2015)(File No. 001-32508)

10.14	Amendment Dated December 14, 2015, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.15	Assignment and Bill of Sale dated December 2015, by and between Lucas Energy, Inc. and CATI Operating LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.16	Assignment, Novation, and Assumption Agreement dated December 16, 2015, by and between Lucas Energy, Inc., CATI Operating LLC and Louise H. Rogers (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.17	$200,000 Convertible Promissory Note (Note #4) issued to Silver Star Oil Company dated January 4, 2016, and effective December 31, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2016)(File No. 001-32508)

10.18	$200,000 Convertible Promissory Note (Note #5) issued to Silver Star Oil Company dated February 10, 2016 and effective February 8, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2016)(File No. 001-32508)

10.19	First Amendment to Non-Revolving Line of Credit effective February 1, 2016 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2016)(File No. 001-32508)

10.20	February 2, 2016 Letter Agreement Regarding Non-Revolving Line of Credit Agreement and Convertible Notes between Lucas Energy, Inc. and Silver Star Oil Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2016)(File No. 001-32508)

10.21	Convertible Promissory Note Purchase Agreement dated March 29, 2016, to be effective March 11, 2016, by and between Lucas Energy, Inc. and HFT Enterprises, LLC (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.22	Form of Convertible Promissory Note (attached as Exhibit A to the Convertible Promissory Note Purchase Agreement incorporated by reference herewith as Exhibit 10.21)

10.23	Convertible Promissory Note ($300,000) dated March 29, 2016, to be effective March 11, 2016, representing money borrowed by Lucas Energy, Inc. from HFT Enterprises, LLC (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.24	Convertible Promissory Note ($150,000) dated March 29, 2016, to be effective March 25, 2016, representing money borrowed by Lucas Energy, Inc. from HFT Enterprises, LLC (Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.25	Short Term Promissory Note ($275,000) by Lucas Energy, Inc. in favor of Alan Dreeben dated March 28, 2016 (Filed as Exhibit 10.6 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.26+	Lucas Energy, Inc.’s Amended and Restated 2014 Stock Incentive Plan (Filed as Exhibit 10.7 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.27	Form of Debenture Securities Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2016, and incorporated herein by reference)(File No. 001-32508)

10.28	Form of Preferred Stock Purchase Agreement (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2016, and incorporated herein by reference)(File No. 001-32508)

10.29	Assignment, Assumption and Amendment to Line of Credit and Notes Agreement, dated April 11, 2016, by and between Target Alliance London Limited; Silver Star Oil Company; and Lucas Energy, Inc. (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on April 15, 2016, and incorporated herein by reference)(File No. 001-32508)

10.30	Form of First Amendment to Stock Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 2, 2016, and incorporated herein by reference)(File No. 001-32508)

10.31	Amended and Restated Short Term Promissory Note between Lucas Energy, Inc., as borrower and Alan Dreeben as lender dated June 27, 2016 ($385,000) (Filed as Exhibit 10.50 to the Company’s Report on Form 10-K for the year ended March 31, 2016, filed with the Commission on July 13, 2016, and incorporated herein by reference)(File No. 001-32508)

10.32	$1 million Promissory Note dated August 15, 2016 and effective August 25, 2016, by CATI Operating, LLC in favor of Louise H. Rogers (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2016, and incorporated herein by reference)(File No. 001-32508)

10.33	Ownership Interest Pledge Agreement dated August 15, 2016 and effective August 25, 2016, by Lucas Energy, Inc. in favor of Louise H. Rogers (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2016, and incorporated herein by reference)(File No. 001-32508)

10.34	Loan Guaranty Agreement dated August 15, 2016 and effective August 25, 2016, by Lucas Energy, Inc. in favor of Louise H. Rogers (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2016, and incorporated herein by reference)(File No. 001-32508)

10.35	Assignment of Overriding Royalty Interest dated August 15, 2016 and effective August 25, 2016, by CATI Operating, LLC in favor of Robertson Global Credit, LLC (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2016, and incorporated herein by reference)(File No. 001-32508)

10.36	Letter Agreement dated August 25, 2016, by and between Lucas Energy, Inc. and RAD2 Minerals, Ltd. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.37	$1.5 million Promissory Note by Lucas Energy, Inc. in favor of RAD2 Minerals, Ltd., dated August 25, 2016 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.38	Loan Agreement dated August 25, 2016, between Lucas Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as guarantors, and International Bank of Commerce, as lender (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.39	Real Estate Lien Note dated August 25, 2016, by Lucas Energy, Inc., as borrower in favor of International Bank of Commerce, as lender (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.40	Security Agreements dated August 25, 2016 by Lucas Energy, Inc. in favor of International Bank of Commerce (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.41	Form of Limited Guaranty Agreement in favor of International Bank of Commerce dated August 25, 2016 (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.42+	Consulting Agreement between Richard N. Azar II and Lucas Energy, Inc. dated August 29, 2016 (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.43	Letter Agreement dated September 29, 2016, by and between Lucas Energy, Inc. and RAD2 Minerals, Ltd. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2016, and incorporated herein by reference)(File No. 001-32508)

10.44	Second Amendment to Stock Purchase Agreement dated September 29, 2016 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2016, and incorporated herein by reference)(File No. 001-32508)

10.45	Amendment Dated October 31, 2016, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 1 2016, and incorporated herein by reference)(File No. 001-32508)

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer

31.1*	Section 302 Certification of Periodic Report of Principal Financial Officer

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer

32.2**	Section 906 Certification of Periodic Report of Principal Financial Officer

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Schema Document.

***101.CAL	XBRL Calculation Linkbase Document.

***101.LAB	XBRL Label Linkbase Document.

***101.PRE	XBRL Presentation Linkbase Document.

* Exhibits filed herewith.

** Exhibits furnished herewith.

+ Management contract or compensatory plan.

*** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets – September 30, 2016 and March 31, 2016, (ii) the Statements of Operations - Three and Six Months Ended September 30, 2016 and 2015, (iii) the Statements of Cash Flows - Six Months Ended September 30, 2016 and 2015; and (iv) Notes to Financial Statements.