Form 10-Q
period 2016-12-31
CAMBER ENERGY, INC.
filed 2017-02-15
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission File Number: 001-32508

CAMBER ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2660243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Gears Road, Suite 860, Houston, Texas 77067

(Address of principal executive offices) (Zip Code)

(713) 528-1881

(Registrant’s telephone number, including area code)

Lucas Energy, Inc.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares

Common Stock, par value $0.001 per share	23,766,733 (as of February 9, 2017)

CAMBER ENERGY, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC. (formerly Lucas Energy, Inc.) CONSOLIDATED BALANCE SHEETS (Unaudited)
	December 31,	March 31,
	2016	2016
ASSETS
Current Assets
Cash	$1,980,234	$197,662
Restricted Cash	2,398,929	—
Accounts Receivable	2,111,782	93,523
Inventories	202,677	194,997
Other Current Assets	109,667	56,805
Total Current Assets	6,803,289	542,987

Property and Equipment
Oil and Gas Properties (Full Cost Method)	100,555,959	48,518,512
Other Property and Equipment	437,352	420,351
Total Property and Equipment	100,993,311	48,938,863
Accumulated Depletion, Depreciation and Amortization	(36,577,780)	(34,748,434)
Total Property and Equipment, Net	64,415,531	14,190,429
Other Assets	121,369	58,716
Total Assets	$71,340,189	$14,792,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$2,690,605	$2,423,949
Common Stock Payable	23,571	71,572
Accrued Expenses	768,713	494,232
Notes Payable, Net of Discount	—	202,000
Current Portion of Long-Term Notes Payable, Net of Discount	9,958,110	7,153,734
Convertible Notes Payable, Net of Discount	—	739,817
Total Current Liabilities	13,440,999	11,085,304

Long-term Notes Payable, Net of Discount	33,619,385	—
Asset Retirement Obligations	2,005,746	1,179,170
Derivative Liability	59,388	126,960
Total Liabilities	49,125,518	12,391,434

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par, -0- and 500 Shares Issued and Outstanding, respectively	—	773,900
Preferred Stock Series B, 600,000 Shares Authorized of $0.001 Par, 552,000 and -0- Shares Issued and Outstanding, respectively	14,898,038	—
Preferred Stock Series C, 500,000 Shares Authorized of $0.001 Par, 495 and -0- Shares Issued and Outstanding, respectively	4,428,955	—
Common Stock, 100,000,000 Shares Authorized of $0.001 Par, 22,097,927 and 1,605,224 Shares Issued and Outstanding, respectively	22,098	1,605
Stock Dividends Distributable but not Issued	852,516	—
Additional Paid-in Capital	115,554,060	58,591,988
Accumulated Deficit	(113,540,996)	(56,966,795)
Total Stockholders’ Equity	22,214,671	2,400,698
Total Liabilities and Stockholders’ Equity	$71,340,189	$14,792,132

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC. (formerly Lucas Energy, Inc.) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Operating Revenues
Crude Oil	$484,016	$183,705	$1,139,152	$867,406
Natural Gas	636,619	—	805,617	—
NGL	790,185	—	1,013,809	—
Total Revenues	1,910,820	183,705	2,958,578	867,406
Operating Expenses
Lease Operating Expenses	1,298,475	182,449	2,074,999	597,932
Severance and Property Taxes	89,606	27,961	165,174	98,456
Depreciation, Depletion, Amortization, and Accretion	1,286,684	204,069	1,946,366	739,107
Impairment of Oil and Gas Properties	—	—	48,990,520	—
General and Administrative	1,310,119	675,827	3,009,540	1,854,646
Total Expenses	3,984,884	1,090,306	56,186,599	3,290,141
Operating Loss	(2,074,064)	(906,601)	(53,228,021)	(2,422,735)

Other Expense (Income)
Interest Expense	1,457,827	51,394	2,384,716	557,613
Other Expense (Income), Net	865,685	65,132	961,465	27,344
Total Other Expenses	2,323,512	116,526	3,346,181	584,957
Net Loss	$(4,397,576)	$(1,023,127)	$(56,574,202)	$(3,007,692)

Net Loss Per Common Share
Basic and Diluted	$(0.20)	$(0.70)	$(5.64)	$(2.09)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	21,782,632	1,463,590	10,039,130	1,438,573

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC. (formerly Lucas Energy, Inc.) CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited
	Nine Months Ended
	December 31,
	2016	2015
Cash Flows from Operating Activities
Net Loss	$(56,574,202)	$(3,007,692)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	1,946,366	739,107
Impairment of Oil and Gas Properties	48,990,520	—
Share-Based Compensation	86,484	129,581
Amortization of Discount on Notes	1,423,203	191,460
Change in Fair Value of Derivative Liability	(67,572)	—
(Gain) Loss on Settlement of Account Payable	(44,278)	20,519
Loss on Sale of Property and Equipment	—	602
Changes in Components of Working Capital and Other Assets
Accounts Receivable	(1,382,777)	77,908
Inventories	(7,680)	(477)
Prepaid Expenses and Other Current Assets	(52,862)	53,753
Accounts Payable and Accrued Expenses	(595,328)	610,026
Net Cash Used in Operating Activities	(6,278,126)	(1,185,213)

Investing Cash Flows
Cash Paid for Oil and Gas Property Development Costs	(1,552,026)	(149,453)
Cash Paid for Segundo Acquisition	(4,975,000)	—
Proceeds from Sale of Oil and Gas Properties	—	347,600
Proceeds from Victory Settlement	—	54,021
Cash Paid for Deposits	(62,653)	—
Cash Paid for Other Property and Equipment	(17,001)	—
Deposit for Acquisition of Property, Plant and Equipment	—	1,628
Net Cash Used in Investing Activities	(6,606,680)	253,796

Financing Cash Flows
Proceeds from Issuance of Notes Payable	1,500,000	250,000
Proceeds from the Exercise of Warrants	4,072,500	—
Principal Repayments on Notes Payable	(1,500,000)	(117,000)
Proceeds from Issuance of Long-term Notes Payable	41,640,000	—
Principal Repayments on Long-Term Notes Payable	(33,136,615)	—
Proceeds from Issuance of Convertible Notes	150,000	800,000
Proceeds from the Issuance of Series C Preferred Stock and Warrants	5,000,000	—
Bond Sinking Fund Deposit	(2,398,929)	—
Proceeds from Sale of Treasury Stock	—	104,754
Stock Placement Fees Paid	(659,578)	(22,013)
Net Cash Provided by Financing Activities	14,667,378	1,015,741

Increase in Cash	1,782,572	84,324
Cash at Beginning of the Period	197,662	166,597
Cash at End of the Period	$1,980,234	$250,921

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC. (formerly Lucas Energy, Inc.)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006 and effective January 4, 2017, the Company changed its name to Camber Energy, Inc.

The accompanying unaudited interim consolidated financial statements of Camber Energy, Inc. (“Camber” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Camber’s annual report filed with the SEC on Form 10-K for the year ended March 31, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2016 as reported in the Form 10-K have been omitted.

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

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At December 31, 2016, the Company’s total current liabilities of $13.4 million exceeded its total current assets of $6.8 million, resulting in a working capital deficit of $6.6 million, while at March 31, 2016, the Company’s total current liabilities of $11.1 million exceeded its total current assets of $0.6 million, resulting in a working capital deficit of $10.5 million. The $3.9 million decrease in the working capital deficit is primarily related to $6.2 million in cash and restricted cash received subsequent to March 31, 2016, together with additional receivables, each relating to the closing of the transactions contemplated by the Asset Purchase Agreement described below, which was completed in August 2016, offset by $2.3 million in additional net borrowings and payables.

On December 30, 2015, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) as amended from time to time to acquire from twenty-three different entities and individuals (the “Sellers”), working interests in producing properties and undeveloped acreage (the “Acquisition”), which acquisition transaction was completed on August 25, 2016. The assets acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region. In connection with the closing of the acquisition, we assumed approximately $30.6 million of commercial bank debt, issued 13,009,664 shares of common stock to certain of the Sellers, issued 552,000 shares of Series B Preferred Stock to one of the Sellers and its affiliate, and paid $4,975,000 in cash to certain of the Sellers. The effective date of the Acquisition was April 1, 2016.

Pursuant to a Letter Agreement we entered into, at the closing of the Acquisition, with RAD2 Minerals, Ltd. (“RAD2”), one of the Sellers, which is owned and controlled by Richard N. Azar II, who was appointed as our Chairman on August 26, 2016, RAD2 agreed to accept full financial liability for any and all deficiencies between the “Agreed Assets Value” set forth in the Asset Purchase Agreement of $80,697,710, and the mutually agreed upon value of the assets delivered by the Sellers at the closing of the Acquisition, up to an aggregate of $1,030,941 (as applicable, the “Deficiency”). The Company accepted additional oil and gas producing properties and two salt water disposal facilities from the Sellers with an approximate value of $1.0 million to resolve this Deficiency.

As discussed in “Note 6 – Notes Payable and Debenture”, we borrowed $40 million from International Bank of Commerce (“IBC”) effective August 25, 2016. The proceeds of the loan were used to repay and refinance approximately $30.6 million of indebtedness owed by certain of the Sellers to IBC as part of the closing of the Acquisition.

On April 6, 2016, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited institutional investor (the “Investor”), pursuant to which we sold and issued a redeemable convertible subordinated debenture, with a face amount of $530,000, initially convertible into 163,077 shares of common stock (subject to certain conversion premiums) at a conversion price equal to $3.25 per share and a warrant to initially purchase 1,384,616 shares of common stock (subject to adjustment thereunder) at an exercise price equal to $3.25 per share (the “First Warrant”). The Investor purchased the debenture at a 5.0% original issue discount for the sum of $500,000 and has exercised the First Warrant in full as described below for the sum of $4.5 million.

Also on April 6, 2016, we entered into a Stock Purchase Agreement with the Investor, pursuant to which we agreed, subject to certain conditions, to issue up to 527 shares of Series C redeemable convertible preferred stock (the “Series C Preferred Stock”) at a 5% original issue discount, convertible into 1,618,462 shares of common stock (subject to certain conversion premiums) at a conversion price of $3.25 per share, and a warrant to initially purchase 1,111,112 shares of common stock at an exercise price of $4.50 per share (the “Second Warrant”). Under the terms of the Stock Purchase Agreement, the Second Warrant and 53 shares of Series C Preferred Stock were sold and issued for $500,000 on September 2, 2016, and the remaining 474 shares of Series C Preferred Stock were sold and issued for $4.5 million on November 17, 2016.

In July and August 2016, RAD2 advanced the Company an aggregate of $350,000. Also, in August 2016, two other Sellers advanced the Company an aggregate of $200,000 ($100,000 each). These advances did not accrue interest and had no stated maturity date. Additionally, in August 2016, RAD2 loaned us $1.5 million pursuant to a promissory note. The promissory note did not accrue interest for the first month it was outstanding and accrued interest at the rate of 5% per annum thereafter until paid in full. The Company repaid the promissory note in full and all amounts advanced by RAD2 and the two other Sellers in October 2016.

On October 7, 2016, the Investor exercised the First Warrant in full and was due 1,384,616 shares of common stock upon exercise thereof and an additional 2,252,735 shares of common stock in consideration for the conversion premium due thereon. A total of 810,000 shares were issued to the Investor on October 7, 2016, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock). The Company received gross proceeds of $4,500,000 from the exercise of the First Warrant and paid placement agent fees of $427,500 for services rendered in connection with the First Warrant. Pursuant to the terms of the First Warrant, the number of shares due in consideration for the conversion premium increases as the annual rate of return under the First Warrant increases, including by 10% upon the occurrence of certain triggering events (which had occurred by the October 7, 2016 date of exercise), to 17% per annum upon the exercise of the First Warrant. Additionally, as the conversion rate for the conversion premium is currently 85% of the lowest daily volume weighted average price during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share, the number of shares issuable in connection with the conversion premium increases as the trading price of our common stock decreases, and the trading price of our common stock has decreased since the date the First Warrant was exercised, triggering a further reduction in the conversion price of the conversion premium and an increase in the number of shares due the Investor in connection with the conversion of the amount owed in connection with the conversion premium. In total, an aggregate of 7,476,680 shares of common stock were due as of December 31, 2016 (and an aggregate of approximately 7.7 million shares of common stock were due as of the date of this filing) in connection with the conversion premium associated with the First Warrant, of which an aggregate of 3,615,384 shares had been issued to the Investor as of December 31, 2016 (and as of the date of this filing), in connection with various requests from the Investor for the issuance of additional shares of common stock out of the total shares held in abeyance for such aggregate exercise, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock) and until such time as a sufficient number of shares have been registered to allow for the issuance of registered shares to the Investor. Additionally, due to the above, the total number of shares issued or held in abeyance for issuance for the exercise and payment of conversion premium under the First Warrant may further increase during the measuring period. The measuring period continues until the date ending 60 days after we deliver to the Investor the last of the total shares due under the First Warrant.

At December 31, 2016, the Company had $6,959,025 due under the $7.5 million Letter Loan Agreement (as amended, modified, restated and revised to date, the “Rogers Loan”) originally entered into with Louise H. Rogers (“Rogers”) on August 13, 2013, the maturity date of which Rogers Loan was amended effective January 31, 2017, from January 31, 2017 to April 30, 2017. We also paid $9,000 to Ms. Rogers and $9,000 to Robertson Global Credit, LLC, the servicer of the Rogers Loan, in connection with the amendment. During the remainder of the quarter ended March 31, 2017, the Company intends to negotiate new financing extension terms prior to the new maturity date of April 30, 2017.

Effective January 31, 2017, the Company borrowed $1,000,000 from Alan Dreeben, one of the Company’s directors, pursuant to a short-term promissory note. The short-term promissory note has a principal balance of $1,050,000 (the $1,000,000 principal amount borrowed plus a $50,000 original issue discount), accrues interest at 6% per annum and has a maturity date of January 31, 2018 and contains standard and customary events of default. As additional consideration for Mr. Dreeben agreeing to make the loan, we agreed to issue Mr. Dreeben 40,000 restricted shares of common stock (which had not been issued as of the date of this report or included in the number of issued and outstanding shares disclosed herein). The Company used the proceeds from the loan to pay the majority of the leasehold cost associated with our entry into a Lease Acquisition and Participation Agreement with a privately-held, Houston, Texas-based oil and gas holding company (see discussion below under “Note 12 – Subsequent Events”).

In addition to the transactions noted above, Camber is currently discussing potential financing transactions, which we plan to raise through the sale of debt or equity in order to fulfill our current capital requirements, which we believe, if finalized and completed, will ensure the future viability of the Company. Additionally, due to our current capital structure and the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to obtain the necessary financing to drill additional wells and develop our proved undeveloped reserves (“PUDs”); coupled with the low commodity prices over the last twelve months, we believe that our revenues will continue to decline over time. Therefore, we may be forced to scale back our business plan, sell assets to satisfy outstanding debts or take other remedial steps which may include seeking bankruptcy protection.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Oil and Gas Properties

Camber uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized. Properties not subject to amortization consist of acquisition, exploration and development costs, which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired and the corresponding costs are added to the capitalized costs subject to amortization. Costs of oil and gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $13.01 per barrel of oil equivalent (“BOE”) for the three months ended December 31, 2016, and was $31.78 per BOE for the three months ended December 31, 2015. Amortization expense calculated per equivalent physical unit of production amounted to $13.81 per BOE for the nine months ended December 31, 2016, and was $31.85 per BOE for the nine months ended December 31, 2015.

In applying the full cost method, Camber performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. The price used in the ceiling test is the simple average first of the month price for the prior 12 months. If capitalized costs exceed this limit, the excess is charged as an impairment expense. As of December 31, 2016, no impairment of oil and gas properties was indicated, aside from the impairment of $49.0 million recognized in conjunction with the Acquisition.

All of Camber’s oil and gas properties are located in the United States. Below are the components of Camber’s oil and gas properties recorded at:

	December 31,	March 31,
	2016	2016
Proved leasehold costs	$37,356,943	$10,266,551
Costs of wells and development	61,725,817	37,534,624
Capitalized asset retirement costs	1,473,199	717,337
Total oil and gas properties	100,555,959	48,518,512
Accumulated depreciation and depletion	(36,204,667)	(34,416,407)
Net capitalized costs	$64,351,292	$14,102,105

In August 2016, our wholly-owned subsidiary, CATI Operating, LLC (“CATI”), entered into an agreement to participate in the drilling and completion of certain Eagle Ford wells under a joint operating agreement with Lonestar Resources US, Inc. (“Lonestar”) to conduct improvement maintenance operations on the existing assets of CATI. The agreement with Lonestar covers over 1,450 gross acres and Camber’s participation will vary from an 8% to a 14% working interest in the units. The Company capitalized approximately $800,000 in development costs associated with the Cyclone #9H and #10H wells during the nine months ended December 31, 2016.

On August 25, 2016, the Company completed the Acquisition and acquired working interests in producing properties and undeveloped acreage from the Sellers (see “Note 2 – Liquidity and Going Concern Considerations”). The assets acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region.

As consideration for the Acquisition of the acquired assets, the Company assumed approximately $30.6 million of commercial bank debt, issued 13,009,664 shares of common stock to certain of the Sellers valued at the grant date fair value, issued 552,000 shares of Series B Preferred Stock to one of the Sellers and its affiliate (see “Note 7 – Stockholders’ Equity”) valued at the grant date fair value, and paid $4,975,000 in cash to certain of the Sellers. The effective date of the Acquisition was April 1, 2016.

The following tables summarize the purchase price and allocation of the purchase price to the net assets acquired in connection with the Acquisition:

Consideration Given
Purchase Price on August 25, 2016:
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

The proceeds from the $40 million loan from IBC were as follows:

Use of Proceeds
Assumption of debt	$30,595,256
Cash funding (due at closing)	4,975,000
Loan Commitment fee (due at closing)	200,000
Lien Payoff (due at closing)	72,657
Restricted cash (received at closing)	3,360,000
Cash (received at closing)	797,087
Debt payable after closing	$40,000,000

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the retirement of oil and gas property and equipment for the nine-month period ended December 31, 2016 and 2015, respectively. Camber does not have any short-term asset retirement obligations as of December 31, 2016 and 2015, respectively.

	2016	2015
Carrying amount at beginning of period - March 31, 2016	$1,179,170	$1,051,694
Acquisition of oil and gas properties	755,862	—
Accretion	70,714	95,484
Carrying amount at end of period – December 31, 2016	$2,005,746	$1,147,148

NOTE 6 – NOTES PAYABLE AND DEBENTURE

The Company’s notes payable and debenture consisted of the following:

	December 31,	March 31,
	2016	2016
Note Payable - Rogers	$6,959,025	$7,153,734
Note Payable - Dreeben	—	275,000
Convertible Notes Payable - Silver Star	—	800,000
Convertible Notes Payable - HFT	—	450,000
Debenture	530,000	—
Note Payable - IBC	39,038,929	—
	46,527,954	8,678,734
Unamortized debt discount	(2,950,459)	(583,183)
Total Notes Payable and Debenture	43,577,495	8,095,551
Less current portion of long-term debt	(9,958,110)	(8,095,551)
Long-term portion	$33,619,385	$—

Rogers Loan and Promissory Note

Letter Loan Agreement

At December 31, 2016, the Company had $6,959,025 due under the $7.5 million Letter Loan Agreement originally entered into with Rogers on August 13, 2013. Amortization of debt discount of $21,323 was recorded during the year ended March 31, 2016 while no unamortized discount remained as of December 31, 2016.

Currently, the Rogers Loan has a maturity date of April 30, 2017, and we have agreed to pay all professional fees incurred by Rogers and to pay Rogers $39,000 in lieu of interest on the Rogers Loan as well as all operating income of collateralized assets (beginning October 1, 2015). Also, we agreed to make principal payments to Rogers from certain insurance proceeds to be received, which we have not received to date. For the months of January, February, March, June and July 2016, the Company did not make the required monthly principal payments due pursuant to the terms of the Rogers loan as amended. Instead, the Company and the loan administrator agreed to settle any outstanding administration and legal fees in lieu of the principal payments. The Company paid approximately $98,000 related to the fees and effective July 5, 2016 and obtained a waiver for the nonpayment of the principal amounts through July 2016. We have also not made the $39,000 required monthly fee payments on the Rogers Loan since August 2016, however, we have made all required principal payments, and Rogers has not sent any notice of default or taken any action in connection therewith.

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

On February 1, 2017, the Company agreed to extend the maturity date of the Rogers Loan from January 31, 2017 to April 30, 2017. As consideration, the Company paid $9,000 to Ms. Rogers and $9,000 to Robertson Global Credit, LLC, the servicer of the Amended Note. During the remainder of the quarter ended March 31, 2017, the Company intends to negotiate new financing and extension terms prior to the new maturity date of April 30, 2017.

Promissory Note

On August 25, 2016, and effective on August 15, 2016, our wholly-owned subsidiary, CATI borrowed $1 million from the Company’s senior lender, Rogers. The amount borrowed accrued interest at the rate of 12% per annum (18% upon the occurrence of an event of default) and was due and payable on or before November 9, 2016. The note is secured by the assets of CATI and none of our other assets, including those acquired in the Acquisition.

Pursuant to the terms of the note, a total of 80% of all cash flow generated by CATI was required to first be paid to satisfy amounts owed under the August 2016 Note, and then to amounts owed under the Letter Loan, with the remaining 20% of such cash flow used by CATI for lease and other operating expenses and capital expenditures approved by Rogers’ designated representatives. In connection with our entry into the August 2016 note, we paid a loan origination fee of $50,000 and agreed to pay all fees of Rogers’ counsel in connection with the preparation and negotiation of the note. The $50,000 loan origination fee was recorded as a debt discount and was amortized through interest expense using the effective interest method over the term of the note.

As additional consideration, CATI issued Robertson Global Credit, LLC, the administrator of the Rogers Loan, a 2% overriding royalty interest in the wellbores of the Cyclone #9H and Cyclone #10H wells.

On October 11, 2016, we paid Rogers the full amount of principal due on the promissory note of $1.0 million and also paid the full amount of interest due of $15,667 on October 13, 2016. As such, the promissory note was no longer outstanding as of December 31, 2016.

Silver Star Line of Credit

On August 30, 2015, we entered into a Non-Revolving Line of Credit Agreement with Silver Star Oil Company (“Silver Star”). The line of credit provided us the right to issue up to $2.4 million in convertible promissory notes to Silver Star. To date, Camber has drawn $1,000,000 under the line of credit for the months of October, November, December 2015 and January and February 2016. The convertible notes contained a beneficial conversion feature with a combined intrinsic value of $687,987 for the five notes, which was recognized as a debt discount and is being amortized through interest expense using the effective interest method over the term of the notes.

Convertible notes totaling $800,000 had been assigned by Silver Star to Rockwell Capital Partners (“Rockwell”), of which Rockwell has fully converted a total of $830,562 of the principal and interest due on such convertible notes outstanding into shares of our common stock at a conversion price of $1.50 per share, for an aggregate of 553,708 shares.

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

As of December 31, 2016, the Company had no remaining Silver Star convertible notes outstanding as all outstanding notes had been converted into shares of the Company’s common stock.

HFT Convertible Promissory Note Purchase Agreement and Convertible Promissory Notes

On March 29, 2016, Camber entered into a Convertible Promissory Note Purchase Agreement with HFT Enterprises, LLC (“HFT”). Pursuant to the Note Purchase Agreement, we agreed to sell an aggregate of $600,000 in convertible notes, including $450,000 in convertible notes purchased on the date of the parties’ entry into the agreement, and $150,000 in convertible notes purchased by Debra Herman, the wife of Michael Herman, the principal of HFT, on April 26, 2016. We also granted Mrs. Herman warrants to purchase 124,285 shares of common stock with an exercise price of $1.50 per share on April 26, 2016, when the final loan was made pursuant to the terms of the agreement.

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

On October 4, 2016, HFT, converted $464,800 of the principal and interest due on such convertible notes held by HFT into shares of our common stock at a conversion price of $1.50 per share, for an aggregate of 309,866 shares. Additionally on November 18, 2016, Mrs. Herman converted $155,110 of the principal and interest due on the convertible note which she held into shares of our common stock at a conversion price of $1.50 per share, for an aggregate of 103,400 shares.

As of December 31, 2016, the Company had no remaining HFT convertible notes outstanding as all outstanding notes had been converted into shares of the Company’s common stock.

Dreeben Note

On March 28, 2016, we borrowed $250,000 from Alan Dreeben, one of the Sellers and one of our directors, pursuant to a short-term promissory note. The short-term promissory note has a principal balance of $275,000 (the $250,000 borrowed plus a $25,000 original issue discount). As additional consideration for Mr. Dreeben agreeing to make the loan, we agreed to issue Mr. Dreeben 15,000 shares of restricted common stock which were issued in September 2016. The Company recognized a $48,000 discount to the short-term promissory note which was based on the closing price of the Company’s common stock ($3.20 per share) on March 28, 2016 in addition to the original discount of $25,000, for a total discount of $73,000.

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

Debenture

On April 6, 2016, we entered into a Securities Purchase Agreement with the Investor, pursuant to which we issued a redeemable convertible subordinated debenture, with a face value of $530,000, initially convertible into 163,077 shares of common stock at a conversion price equal to $3.25 per share and warrants to initially purchase 1,384,616 shares of common stock (subject to adjustment thereunder) at an exercise price equal to $3.25 per share (the “First Warrant”). The Investor purchased the debenture at a $30,000 original issue discount for the sum of $500,000 and agreed that it would exercise the First Warrant, upon satisfaction of certain conditions, for the sum of $4.5 million, which warrant was exercised in October 2016. The debenture matures in seven years and accrues interest at a rate of 6.0% per annum. Due to the recent decline in the price of our common stock and that a trigger event occurred on June 30, 2016 as a result of the delay in filing our Annual Report on Form 10-K for the year ended March 31, 2016, the premium rate on the debenture increased from 6% to 34% and the conversion discount became 85% of the lowest daily volume weighted average price during the measuring period (60 days prior to and 60 days after the last date that the Investor receives the last of the shares due), less $0.10 per share of common stock not to exceed 85% of the lowest sales price on the last day of such period less $0.10 per share.

As the fair value of the warrants issued in connection with the debenture exceeds the $530,000 value of the debenture, we fully discounted the entire debenture and will amortize the discount over the term of the debenture. The discount is being amortized through interest expense using the effective interest method over the term of the debenture.

As of December 31, 2016, the Company had a convertible subordinated debenture of $56,786 (net of the unamortized discount of $473,214) which was recognized as a long-term liability on the Company’s balance sheet as of December 31, 2016. The Company also recognized $135,000 in accrued interest as of December 31, 2016.

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

On October 13, 2016, the Company paid RAD2 the full amount due on the promissory note of $1.5 million and recognized $3,750 in accrued interest, which has yet to be paid.

Loan Agreement with International Bank of Commerce (“IBC”)

On August 25, 2016, we, as borrower, and Richard N. Azar II, who was appointed as our Chairman on August 26, 2016 and who also received the largest number of securities and cash in connection with the closing of the Acquisition (“Azar”), Donnie B. Seay, Richard E. Menchaca, RAD2, DBS Investments, Ltd. (“DBS”, controlled by Mr. Seay) and Saxum Energy, LLC (“Saxum”, which is controlled by Mr. Menchaca), as guarantors (collectively, the “Guarantors”, all of which were directly or indirectly Sellers), and IBC as Lender (“Lender”), entered into a Loan Agreement.

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

As of December 31, 2016, the balance of the loan due to IBC was $39.0 million, of which $3.0 million is recognized as short-term liability and $36.0 million (less unamortized debt issuance costs of approximately $2.4 million) is recognized as a long-term liability on the Company’s balance sheet as of December 31, 2016. The Company has also recognized approximately $30,000 in accrued interest as of December 31, 2016.

NOTE 7 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

On April 19, 2016, the holder of our Series A Convertible Preferred Stock, agreed to convert all 500 shares of our outstanding Series A Convertible Preferred Stock into 20,000 shares of our common stock (a conversion ratio of 40:1 as provided in the original designation of the Series A Convertible Preferred Stock adjusted for the Company’s 1:25 reverse stock split effective on July 25, 2015), which conversion was completed on April 25, 2016. We paid the holder $20,000 in connection with such conversion in order to comply with the terms of the Asset Purchase Agreement that required that no shares of Series A Convertible Preferred Stock be outstanding at the closing. As of December 31, 2016, we had no Series A Convertible Preferred Stock issued or outstanding.

Series B Redeemable Convertible Preferred Stock

On September 1, 2016, as consideration for the closing of the Acquisition, the Company issued an aggregate of 552,000 shares of Redeemable Convertible Preferred Stock, which had a total value of $13,800,000 based on the $25 per Series B Preferred Stock share par value. The preferred shares were issued to RAD2 (200,000 shares) and Segundo Resources, LLC (an affiliate of RAD2)(352,000 shares) on behalf of and for the benefit of RAD2.

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

The 552,000 shares of Series B Preferred Stock have the following features:

●	a liquidation preference senior to all of the Company’s common stock;
●	a dividend, payable quarterly, at an annual rate of six percent (6%) of the original issue price until such Series B Preferred Stock is no longer outstanding either due to conversion, redemption or otherwise; and
●	voting rights on all matters, with each share having 1 vote.

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

As of December 31, 2016, the Company recognized a stock dividend on the Series B Preferred Stock consisting of 82,674 shares of our common stock, which was recognized as a charge to additional paid in-capital and stock dividends distributable but not issued of $102,516 based on the closing price of the Company’s common stock of $1.24 per share on December 30, 2016. The common stock dividends were subsequently issued to the preferred shareholders on January 9, 2017 (see “Note 12 - Subsequent Events”).

Series C Redeemable Convertible Preferred Stock

On April 6, 2016, we entered into a Stock Purchase Agreement with the Investor, pursuant to which we agreed, subject to certain conditions, to sell 527 shares of Series C redeemable convertible preferred stock (with a face value of $5.26 million) at a 5% original issue discount of $263,000, convertible into 1,618,462 shares of common stock at a conversion price of $3.25 per share, and a warrant to purchase 1,111,112 shares of common stock at an exercise price of $4.50 per share (the “Second Warrant”).

On September 2, 2016, the Second Warrant and 53 shares of Series C Preferred Stock were issued for $526,450 ($500,000, net cash proceeds to Camber) after the Acquisition (as defined and described in “Note 2 – Liquidity and Going Concern Considerations”) closed. The prorated share of the $263,000 discount ($26,450) was recorded to interest expense. On November 17, 2016, the remaining 474 shares of Series C Preferred Stock were issued for $4,736,550 ($4,500,000, net cash proceeds to Camber) and the Company paid placement agent and legal fees of $514,000 for services rendered in connection with the issuance. The Company also recognized $236,550 of the remaining 5% original issue discount, which was recorded to interest expense in the current period.

The holder of the Series C Preferred Stock is entitled to cumulative dividends through maturity, which initially totaled 6% per annum, and are adjustable to up to 35% per annum, based on certain triggering events and the trading price of our common stock, and which totaled 30% per annum as of December 31, 2016, and currently total 34% per annum, payable upon redemption, conversion, or maturity, and when, as and if declared by our Board of Directors in its discretion. The Series C Preferred Stock ranks senior to the common stock and pari passu with respect to our Series B Redeemable Convertible Preferred Stock.

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

On December 22, 2016, the Investor converted 32 shares of the Series C Preferred stock (equal to a face value of $320,000), and was due 98,462 shares of common stock and an additional 969,138 shares of common stock in dividend premium shares. Due to the recent decline in the price of our common stock and the trigger event that occurred on June 30, 2016 as a result of the delay in filing our Annual Report on Form 10-K for the year ended March 31, 2016, the dividend premium rate increased from 6% to 30% and the conversion discount became 85% of the lowest daily volume weighted average price during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share. A total of 1,067,600 shares were issued to the Investor on December 23, 2016.

As of December 31, 2016, the Company accrued common stock dividends on the Series C Preferred Stock based on the then 30% premium dividend rate described above. The Company recognized a charge to additional paid-in capital and stock dividends distributable but not issued of $750,000 related to the stock dividend declared but not issued.

On January 5, 2017, the Investor converted 21 shares of the Series C Preferred stock (equal to a face value of $210,000), and was due 64,146 shares of common stock and an additional 657,196 shares of common stock in dividend premium shares. On January 23, 2017, the Investor converted 21 shares of the Series C Preferred stock (equal to a face value of $210,000), and was due 64,146 shares of common stock and an additional 780,694 shares of common stock in dividend premium shares (see “Note 12 - Subsequent Events”).

Common Stock

The following summarizes the Company’s common stock activity during the nine-month period ended December 31, 2016:

		Common Shares
			Issued and
			Outstanding
	Amount (a)	Per Share	Shares
Balance at March 31, 2016			1,605,224
Conversion of Debt	$1,452,029	$1.50	968,018
Preferred Stock Series A Conversion	773,900	38.70	20,000
Preferred Stock Series C Conversion	320,000	0.30	1,067,600
Warrant Conversion	4,072,500	0.81	5,000,000
Acquisition Shares	49,176,530	3.78	13,009,664
Lender Shares	1,455,782	3.73	390,290
Dreeben Note Shares	48,000	3.20	15,000
Share-Based Compensation	72,035	3.25	22,131
Balance at December 31, 2016			22,097,927

(a)	Net proceeds or fair value on grant date, as applicable.

See “Note 9 – Share-Based Compensation”, for information on common stock activity related to Share-Based Compensation, including shares granted to the board of directors, officers, employees and consultants.

Warrants

During the nine months ended December 31, 2016, warrants to purchase 1,384,616 shares of common stock were granted in connection with our sale of the debenture noted in “Note 6 – Note Payables and Debenture” and warrants to purchase 1,111,112 shares of common stock at an exercise price of $4.50 per share were granted in connection with our sale of 53 shares of Series C Preferred Stock noted above. We also granted warrants to purchase 124,285 shares of common stock in connection with the HFT Convertible Promissory Notes (see “Note 6 – Note Payables and Debenture”). No warrants were cancelled during the nine months ended December 31, 2016, other than warrants to purchase 100,420 shares of common stock at an exercise price of $71.50 per share expired unexercised on July 4, 2016.

On October 7, 2016, the Investor exercised the First Warrant in full and was due 1,384,616 shares of common stock upon exercise thereof and an additional 2,252,735 shares of common stock in consideration for the conversion premium due thereon. A total of 810,000 shares were issued to the Investor on October 7, 2016, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock). The Company received gross proceeds of $4,500,000 from the exercise of the First Warrant and paid placement agent fees of $427,500 for services rendered in connection with the First Warrant. Pursuant to the terms of the First Warrant, the number of shares due in consideration for the conversion premium increases as the annual rate of return under the First Warrant increases, including by 10% upon the occurrence of certain triggering events (which had occurred by the October 7, 2016 date of exercise), to 17% per annum upon the exercise of the First Warrant. Additionally, as the conversion rate for the conversion premium is currently 85% of the lowest daily volume weighted average price during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share, the number of shares issuable in connection with the conversion premium increases as the trading price of our common stock decreases, and the trading price of our common stock has decreased since the date the First Warrant was exercised, triggering a further reduction in the conversion price of the conversion premium and an increase in the number of shares due the Investor in connection with the conversion of the amount owed in connection with the conversion premium. In total, an aggregate of 7,476,680 shares of common stock were due as of December 31, 2016 (and an aggregate of approximately 7.7 million shares of common stock were due as of the date of this filing) in connection with the conversion premium associated with the First Warrant, of which an aggregate of 3,615,384 shares had been issued to the Investor as of December 31, 2016 (and as of the date of this filing), in connection with various requests from the Investor for the issuance of additional shares of common stock out of the total shares held in abeyance for such aggregate exercise, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock) and until such time as a sufficient number of shares have been registered to allow for the issuance of registered shares to the Investor. Additionally, due to the above, the total number of shares issued or held in abeyance for issuance for the exercise and payment of conversion premium under the First Warrant may further increase during the measuring period. The measuring period continues until the date ending 60 days after we deliver to the Investor the last of the total shares due under the First Warrant.

Additionally, warrants to purchase 66,668 shares of common stock issued in connection with an equity raise completed in April 2014, contained a weighted average anti-dilutive provision in which the exercise price of the warrants are adjusted downward based on any subsequent issuance or deemed issuance of common stock or convertible securities by the Company for consideration less than the then exercise price of such warrants. As a result of the anti-dilution rights, the exercise price of the warrants was adjusted to $3.59 per share, in connection with an automatic adjustment to the exercise price due to the Acquisition. As of December 31, 2016, the fair value of the derivative liability associated with the 66,668 warrants was $62,732 compared to $160,040 at September 30, 2016. Therefore, the $97,308 change in the derivative liability fair value was recorded as other income on the consolidated statement of operations.

The following is a summary of the Company’s outstanding warrants at December 31, 2016:

Warrants		Exercise	Expiration	Intrinsic Value at
Outstanding		Price ($)	Date	December 31, 2016
41,300	(1)	57.50	October 18, 2017	$—
11,000	(2)	37.50	April 4, 2018	—
2,000	(3)	37.50	May 31, 2018	—
11,195	(4)	0.01	August 13, 2018	13,770
66,668	(5)	3.59	April 21, 2019	—
124,285	(6)	1.50	April 21, 2021	—
1,111,112	(7)	4.50	March 31, 2017	—
1,367,560				$13,770

(1)	Warrants issued in connection with the sale of units in the Company’s unit offering in April 2012. The warrants became exercisable on October 18, 2012, and will remain exercisable thereafter until October 18, 2017.

(2)	Warrants issued in connection with the issuance of certain notes in April 2013, of which the outstanding principal and interest was paid in full on August 16, 2013. The warrants were exercisable on the grant date (April 4, 2013) and remain exercisable until April 4, 2018.

(3)	Warrants issued in connection with the issuance of certain notes in May 2013, of which the outstanding principal and interest was paid in full on August 16, 2013. The warrants were exercisable on the grant date (May 31, 2013) and remain exercisable until May 31, 2018.

(4)	Warrants issued in connection with the Rogers Loan. The warrants were exercisable on the grant date (August 13, 2013) and remain exercisable until August 13, 2018. The exercise price was lowered to $0.01 per share on August 12, 2015.

(5)	Warrants issued in connection with the sale of units in the Company’s unit offering in April 2014. The Warrants became exercisable on April 21, 2014 and will remain exercisable thereafter until April 21, 2019.

(6)	Warrants issued in connection with the HFT Convertible Promissory Notes. The warrants were exercisable on the grant date (April 26, 2016) and remain exercisable until April 26, 2021.

(7)	Warrants issued in connection with the sale of Series C Preferred Stock. The warrants were exercisable on the grant date (September 2, 2016) and remain exercisable until March 31, 2017.

NOTE 8 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2017 fiscal year and consequently, recorded no provision or benefit for income taxes for the nine months ended December 31, 2016.

NOTE 9 – SHARE-BASED COMPENSATION

Camber measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Common Stock

Camber issued 22,131 shares of its common stock with an aggregate grant date fair value of $72,035 during the nine-month period ended December 31, 2016, which were valued based on the trading value of Camber’s common stock on the date of grant. Also, on December 31, 2016, the Company agreed to award an additional 19,010 shares of its common stock with an aggregate grant fair value of $23,572, which were valued based on the trading value of Camber’s common stock on the date of grant. Those common stock awards had yet to be physically issued as of December 31, 2016, and therefore, were recognized as accrued common stock payable on the balance sheet. The shares were awarded according to the employment agreement with an officer and as additional compensation for other officers and managerial personnel.

Stock Options

As of December 31, 2016 and 2015, the Company had 19,920 and 22,920 stock options outstanding with a weighted average exercise price of $35.38 and $33.96, respectively.

Of the Company’s outstanding options, no options were exercised or forfeited while 3,000 options expired during the nine months ended December 31, 2016. Additionally, no stock options were granted during the nine months ended December 31, 2016. Compensation expense related to stock options during the nine-month period ended December 31, 2016 was $14,449.

Options outstanding and exercisable at December 31, 2016 and 2015 had no intrinsic value, respectively. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options.

The following tabulation summarizes the remaining terms of the options outstanding:

Exercise	Remaining	Options	Options
Price ($)	Life (Yrs.)	Outstanding	Exercisable
40.75	0.8	4,000	4,000
43.50	0.8	6,000	6,000
39.50	0.8	2,000	2,000
40.25	1.0	2,000	2,000
5.50	1.2	4,000	4,000
51.75	3.8	1,920	1,920
	Total	19,920	19,920

As of December 31, 2016, total unrecognized stock-based compensation expense related to all non-vested stock options was $16,055, which is being recognized over a remaining weighted average period of approximately 0.7 years.

In prior periods, the shareholders of the Company approved the Company’s 2014 (as amended), 2012 and 2010 Stock Incentive Plans (the “Plans”). The Plans are intended to secure for the Company the benefits arising from ownership of the Company’s common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company’s future growth. The Plans provide an opportunity for any employee, officer, director or consultant of the Company to receive incentive stock options (to eligible employees only), nonqualified stock options, restricted stock, stock awards and shares in performance of services. There are 56,987 shares available for issuance under the Plans as of December 31, 2016.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the periods indicated:

	Nine Months Ended December 31,
	2016	2015
Interest	$755,903	$74,152
Income taxes	—	—

Non-cash investing and financing activities for the periods indicated included the following:

	Nine Months Ended December 31,
	2016	2015
Reduction in Accounts Payable for Payments Made on Previously Accrued Capital Expenditures	$242,957	$76,899
Forgiveness of Debt in Transaction Settlement	$—	$600,000
Common Stock Issued in Transaction Settlement	$—	$234,777
Discount from Beneficial Conversion Feature on Convertible Notes	$—	$227,910
Return and Cancellation of Common Stock Issued in Victory Settlement	$—	$(110,616)
Increase in Asset Retirement Obligations	$755,862	$—
Issuance of Common Stock for Segundo Acquisition	$49,176,530	$—
Issuance of Series B Preferred Stock for Segundo Acquisition	$14,898,038	$—
Notes Payable Assumed for Segundo Acquisition	$30,595,256	$—
Accounts Receivable Assumed for Segundo Acquisition	$635,482	$—
Debt discounts on Notes Payable, Long-Term Notes Payable and Convertible Notes Payable	$3,376,900	$—
Issuance of Restricted Common Stock for Dreeben Loan	$48,000	$—
Conversion of Convertible Notes in Common Stock	$1,445,669	$—
Conversion of Preferred Stock to Common Stock	$1,093,900	$—
Stock Dividends Distributable but not Issued	$852,516	$—

NOTE 12 – SUBSEQUENT EVENTS

On January 3, 2017, we filed an amendment to our Articles of Incorporation with the Secretary of State of Nevada to change our name to “Camber Energy, Inc.” The name change was previously approved by our majority shareholders via a written consent to action without a meeting on December 16, 2016.

On January 3, 2017, Camber entered into a Lease Acquisition and Participation Agreement with a privately-held, Houston, Texas-based oil and gas holding company (“Partner”) to acquire a leasehold position in the Permian Basin in Texas, where we agreed to acquire an initial leasehold comprised of 16,300 gross, 3,600 net, mineral acres in consideration for $1.43 million, and have agreed to form an area of mutual interest on the Central Basin Platform of the Permian Basin covering approximately seventy thousand (70,000) acres. The Company will operate the properties and own a 90% working interest and the Partner will hold a 10% working interest in acquired leases. The Company intends to target development in the oil producing San Andres formation. The transaction closed on January 31, 2017.

On January 5, 2017, the Investor converted 21 shares of Series C Preferred Stock (equal to a face value of $210,000), and was due 64,616 shares of common stock and an additional 657,196 shares of common stock in dividend premium shares for a total of 721,821 shares of common stock. Due to the recent decline in the price of our common stock and the trigger event that occurred on June 30, 2016 as a result of the delay in filing our Annual Report on Form 10-K for the year ended March 31, 2016, the dividend premium rate of our Series C Preferred Stock increased from 6% to 31% and the conversion discount became 85% of the lowest daily volume weighted average price during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share. The measuring period continues until the date ending 60 days after the shares described in the initial conversion notice are received into the Investors brokerage account. A total of 1,067,600 shares were issued to the Investor on December 23, 2016.

On January 9, 2017, the Company paid the required dividend on the Series B Preferred Stock by way of the issuance of 82,674 shares of our common stock to the preferred shareholders at a fair market value of $102,516, based on the closing price of the Company’s common stock ($1.24 per share) on December 30, 2016.

On January 23, 2017, the Investor converted an additional 21 shares of the Series C Preferred stock (equal to a face value of $210,000), and was due 64,616 shares of common stock and an additional 780,694 shares of common stock in dividend premium shares for a total of 845,310 shares. Due to the continued decline in the price of our common stock the dividend premium rate increased further to 34%.

On January 24, 2017, we entered into a Third Amendment to Asset Purchase Agreement (the “Third Amendment”) amending that certain Asset Purchase Agreement dated December 31, 2015. Pursuant to the Third Amendment, the parties agreed to amend a post-closing covenant under the original Asset Purchase Agreement to remove the requirement that one of the directors serving on the Company’s board of directors resign within six months of the closing of the Acquisition.

On January 31, 2017, we entered into an amendment to the Rogers Loan, pursuant to which the parties agreed to extend the maturity date from January 31, 2017 to April 30, 2017. We also agreed to pay $9,000 to Ms. Rogers and $9,000 to Robertson Global Credit, LLC, the servicer of the Rogers Loan, in connection with our entry into the amendment.

On January 31, 2017, we borrowed $1,000,000 from Alan Dreeben, one of the Company’s directors, pursuant to a short-term promissory note. The short-term promissory note has a principal balance of $1,050,000 (the $1,000,000 principal amount borrowed plus a $50,000 original issue discount), accrues interest at 6% per annum and has a maturity date of January 31, 2018 and contains standard and customary events of default. As additional consideration for Mr. Dreeben agreeing to make the loan, we agreed to issue Mr. Dreeben 40,000 restricted shares of common stock (which had not been issued as of the date of this report or included in the number of issued and outstanding shares disclosed herein).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements are generally located in the material set forth below under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. For a more detailed description of the risks and uncertainties involved, the following discussion and analysis should be read in conjunction with management’s discussion and analysis contained in Camber’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (the “2016 Annual Report”) and related discussion of our business and properties contained therein.

These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements which include, among others:

●	our ability to integrate and realize the benefits expected from the Acquisition and future acquisitions that we may complete;
●	the availability of funding and the terms of such funding;
●	our growth strategies;
●	anticipated trends in our business;
●	our ability to repay outstanding loans and satisfy our outstanding liabilities;
●	our liquidity and ability to finance our exploration, acquisition and development strategies;
●	market conditions in the oil and gas industry;
●	the timing, cost and procedure for future acquisitions;
●	the impact of government regulation;
●	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;
●	legal proceedings and/or the outcome of and/or negative perceptions associated therewith;
●	planned capital expenditures (including the amount and nature thereof);
●	increases in oil and gas production;
●	changes in the market price of oil and gas;
●	changes in the number of drilling rigs available;
●	the number of wells we anticipate drilling in the future;
●	estimates, plans and projections relating to acquired properties;
●	the number of potential drilling locations; and
●	our financial position, business strategy and other plans and objectives for future operations.

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

Overview

Camber Energy, Inc., a Nevada corporation, is an independent oil and natural gas company based in Houston, Texas (herein the “Company”, “Camber”, “Camber Energy”, “our” or “we”). We are engaged in the acquisition, development and sale of crude oil, natural gas and natural gas liquids from various known productive geological formations, including the recently acquired properties in the Hunton formation in Lincoln, Logan and Payne Counties, in central Oklahoma; the Austin Chalk and Eagle Ford formations, primarily in Gonzales County, Texas; the Cline shale and upper Wolfberry shale in Glasscock County, Texas; and our entry into the Horizontal San Andres play on the Central Basin Platform of the Permian Basin in West Texas announced on January 3, 2017.

We continue to execute on our business plan to operate in a low price commodity environment by balancing overall costs while pursuing strategic acquisitions. Our operational and development activities focus on improving production rates, developing our reserves, increasing revenue, and expanding our inventory of exploration opportunities. The Company has prudently emphasized minimum capital outlays during the lingering price downturn. In October 2016, the Company started a maintenance and upgrade program budgeted at $0.5 million. The program includes the repair and/or the replacement of down-hole pumps in addition to mechanical repairs in Oklahoma, and maintenance operations to certain existing wells in Texas. Camber expects to continue maintenance operations as it prepares new well drilling locations in its core areas of operation.

The Company is also executing on an aggressive growth strategy by building on the platform and technical capacity created by our recent asset acquisitions described below. We intend to create a growth company capable of delivering on the long expected conversion of reserves to production, continued long-term acreage development, and sustainable shareholder value.

Our website address is http://www.camber.energy. Our fiscal year ends on the last day of March of each year. The information on, or that may be accessed through, our website is not incorporated by reference into this report and should not be considered a part of this report. We refer to the twelve-month periods ended March 31, 2017 and March 31, 2016 as our 2017 Fiscal Year and 2016 Fiscal Year, respectively.

As of December 31, 2016, the Company had leasehold interests (working interests) covering approximately 24,389 net acres underlying a total of 82,485 gross acres in its three core regions, Central Oklahoma, South Texas and West Texas. In Central Oklahoma the Company had 13,567 / 55,247 (net / gross) acres, most of which was acquired pursuant to the Acquisition (defined under Liquidity and Going Concern Consideration). Approximately 97% of the Central Oklahoma acreage is held by production (“HBP”). In South Texas, the Company held 7,333 / 7,416 (net / gross) acres, all fully developed, covering all depths from the surface to the base of the Austin Chalk formation. In deeper formations, the Company has approximately 1,361 net acres, fully developed, in the Eagle Ford oil window. In West Texas, the Company had 3,488 / 19,822 (net / gross) acres. Approximately 6% of this acreage is productive from the Cline and Wolfberry formations acquired pursuant to the Segundo transaction. The remaining West Texas acreage is newly acquired leasehold located on the Central Basin Platform of the Permian Basin, which was recently announced by the Company as part of its entry in the emerging Horizontal San Andres play.

As of December 31, 2016, Camber was producing an average of approximately 471 net barrels of oil equivalent per day (Boepd) from over 100 active well bores. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. Our production sales totaled 91,591 barrels of oil equivalent, net to our interest, for the period ended December 31, 2016.

At March 31, 2016, Camber’s total estimated proved reserves were 4.3 million barrels of oil equivalent (“Boe”), of which 3.8 million barrels (“Bbls”) were crude oil reserves, and 2.5 billion cubic feet (“Bcf”) were natural gas reserves. Approximately 3% of the barrel of oil equivalent (“Boe”) was proved producing. With the closing of our recent asset acquisition in August 2016, the Company acquired additional estimated proved reserves of 6.3 million Boe of which 0.2 million Bbls were crude oil reserves, 14.8 Bcf were natural gas reserves and 3.7 million Bbls were natural gas liquids. Approximately 72% of the Boe was proved producing.

As of December 31, 2016, Camber employed seven full-time employees. We also utilized nine contractors on an “as-needed” basis to carry out various functions of the Company, including but not limited to field operations, land administration, corporate activity and information technology maintenance.

Industry Segments

Camber operations are all crude oil and natural gas exploration and production related.

Operations and Oil and Gas Properties

We operate and invest in areas that are known to be productive, with a reasonably established production history, in order to decrease geological and exploratory risk. Our activities in the Gulf Coast areas of Texas are concentrated on two adjoining formations: the Austin Chalk and Eagle Ford. Camber’s acreage position is in the oil window of the Eagle Ford trend and we currently have approximately 7,300 net acres in the Gonzales, Karnes and Wilson County, Texas areas, all of which are held by production. With the closing of the Acquisition, the Company acquired over 13,000 net acres in producing fields located primarily in the Mid-Continent region of Oklahoma including Payne, Lincoln and Logan Counties, along with a small amount of interest in production located in Glasscock County, Texas. The Mid-Continent assets produce from a liquids-rich, gas reservoir known as the Hunton formation. These properties include interests in four different fields, of which one is operated by Camber and the other three are non-operated. The Glasscock County, Texas properties produce oil and gas primarily from the Wolfberry, Cline and Fusselman formations and are all non-operated. In addition, the Company recently acquired approximately 3,300 net acres and operations under a joint venture agreement to pursue the emerging Horizontal San Andres play in the Central Basin Platform area of the Permian Basin (as described in greater detail below). We intend to begin drilling in this area during the second-half of 2017, funding permitting.

Our Strategic Plan

The following provides an overview of our strategic plan, which includes our oil and natural gas projects.

On January 3, 2017, Camber entered into a Lease Acquisition and Participation Agreement with a privately-held, Houston, Texas-based oil and gas holding company (“Partner”) to acquire a leasehold position in the Permian Basin in Texas, where we agreed to acquire an initial leasehold comprised of 16,300 gross, 3,600 net, mineral acres in consideration for $1.43 million, and have agreed to form an area of mutual interest (the “AMI”) on the Central Basin Platform of the Permian Basin covering approximately 70,000 acres. The Company will operate the properties and own a 90% working interest and the Partner will hold a 10% working interest in acquired leases. The Company intends to target development in the oil producing San Andres formation. The transaction closed on January 31, 2017.

We have steered the Company to a strategic path leveraging on our expanding technical and operational “dewatering” expertise. Since closing the acquisition of the Segundo Hunton dewatering assets in August 2016, the Company has sought an opportunity to expand its de-watering expertise to another productive formation. As a simplified explanation, dewatering occurs in formations with high water saturations, greater than 50%. The oil and gas resides in pore spaces of conventional subsurface rock formations and is held in place by the pressurized water. By producing the water (dewatering), the pressure holding the hydrocarbon in place is lowered, the hydrocarbon expands, and transitions from a residual state to a mobile state, allowing for commercial production. This concept is now being used throughout the Mid-Continent to produce large quantities of oil and gas, and has recently been applied with increasing success to the San Andres formation in West Texas.

The San Andres formation, the target of our most recent purchase, is found at relatively shallow depths (4,500’) and has similar attributes to the Company’s de-watering Hunton play in Oklahoma. Camber believes that it has certain advantages in initiating a development program in the San Andres. Both the Hunton and San Andres are carbonates with relatively high water saturations where the production profile appears to be optimized by a dewatering and depressurizing process. Camber plans to use the twenty-plus year technical evolution and knowledge of the Hunton to the San Andres formation of the Permian Basin to produce oil and gas through the de-watering process and expects to grow its initial 3,600-acre position moving forward, funding permitting.

While commodity prices have rebounded from their lows and service costs have declined, the drilling of new wells continues to require constant economic viability evaluation. Camber has assessed its portfolio of opportunities and is preparing drilling locations in Oklahoma targeting the Hunton Formation. Drilling in the San Andres will commence as soon as practical in connection with our lease acquisition strategy which, at this time, is estimated to occur in the latter half of 2017. Separately, in south Gonzales County, Texas, the Company participated in two Eagle Ford shale wells and is assessing additional drilling of this acreage.

Our growth plan includes the development and the enhancement of existing production, in addition to the drilling of new wells on our acreage. It also includes material acquisitions of leasehold or production in new areas, funding permitting. Our San Andres initiative is a prime example of us moving into a new area where the required expertise fits our technical capabilities. Our third initiative for growth is the acquisition of production and acreage near our existing operations. By pursuing adjacent or nearby properties, we plan to expand our acreage footprint and capitalize on cost efficiencies. Camber will work diligently to grow its operations by considering strategic acquisitions that are near the region or location of our current assets, offer attractive production and cash flow returns, and/or conform to the Company’s technical proficiencies.

Broadly, Camber is targeting acquisitions in the southwest United States, inclusive of Oklahoma, Texas and New Mexico, which represent a vast array of oil and gas deposits. As we consider producing properties, we plan to prioritize those with cash flow returns near our current assets that can substantially improve our bottom line. In addition, we will evaluate the property to determine whether it conforms to our experience and technical expertise. Specifically, we prefer relatively shallow (less than 10,000 feet) formations that require horizontal drilling techniques and significant surface infrastructure management, and we are currently evaluating several opportunities to expand our asset acreage. The ultimate success of each transaction will be significantly dependent upon arriving at acceptable terms and the availability of capital, which may not be available on favorable terms, if at all.

While actively pursuing specific exploration and development activities in the Mid-Continent area, we may not be able to close future acquisitions for a variety of reasons, new drilling opportunities may not be identified and any new drilling opportunities identified may not be successful if drilled. We have recently made significant strides in improving production from our existing fields where our barrel of oil equivalent per day rates have risen from 850 Boe/d in September 2016, our first month of operating the Oklahoma property, to a December 2016 rate of 1,054 Boe/d. Continued improvement in these rates should result in increased revenue and cash flow. Production rates should increase as well from new production which is expected to ramp up in early 2017.

The Company has a team of highly-experienced management and personnel in its operations, reservoir analysis, land and accounting functions. We believe we have compiled a professional and dedicated team to deliver value to Camber’s shareholders.

Finally, as a culmination of our successful business transformation, we rebranded and changed our name to “Camber Energy, Inc.” on January 3, 2017. The rebranding formalized a strategic shift in our strategy to expand outside our traditional Austin Chalk focus into other low-risk, economically-viable reservoir opportunities. We believe the name “Camber” represents the transformation of our Company into a more aggressively-focused acquirer of assets and acreage and is a name that best communicates the fundamental changes within our production mix.

Liquidity and Going Concern Consideration

On December 30, 2015, we entered into an Asset Purchase Agreement, as amended from time to time (the “Asset Purchase Agreement”), to acquire, from twenty-three different entities and individuals (the “Sellers”), working interests in producing properties and undeveloped acreage (the “Acquisition”), which acquisition transaction was completed on August 25, 2016. The assets acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region. In connection with the closing of the acquisition, we assumed approximately $30.6 million of commercial bank debt, issued 13,009,664 shares of common stock to certain of the Sellers, issued 552,000 shares of Series B Preferred Stock to one of the Sellers and its affiliate, and paid $4,975,000 in cash to certain of the Sellers. The effective date of the Acquisition was April 1, 2016.

Pursuant to a Letter Agreement we entered into at the closing of the Acquisition with RAD2 Minerals, Ltd. (“RAD2”), one of the Sellers, which is owned and controlled by Richard N. Azar II, who was appointed as our Chairman on August 26, 2016, RAD2 agreed to accept full liability for any and all deficiencies between the “Agreed Assets Value” set forth in the Asset Purchase Agreement of $80,697,710, and the mutually agreed upon value of the assets delivered by the Sellers at the closing of the Acquisition, up to an aggregate of $1,030,941 (as applicable, the “Deficiency”). The Company accepted additional oil and gas producing properties and two salt water disposal facilities from the Sellers with an approximate value of $1.0 million to resolve this Deficiency.

On August 25, 2016, we, as borrower, and Mr. Azar, Donnie B. Seay, Richard E. Menchaca, RAD2, DBS Investments, Ltd. (“DBS”, controlled by Mr. Seay) and Saxum Energy, LLC (“Saxum”, which is controlled by Mr. Menchaca), as guarantors (collectively, the “Guarantors”, all of which are directly or indirectly Sellers), and International Bank of Commerce, as Lender (“Lender”), entered into a Loan Agreement.

Pursuant to the Loan Agreement, the Lender loaned us $40 million, evidenced by a Real Estate Lien Note (the “Note”) in the amount of $40 million. We are required to make monthly payments under the Note equal to the greater of (i) $425,000; and (ii) fifty percent (50%) of our monthly net income. The Note accrues annual interest at 2% above the prime rate then in effect, subject to a minimum interest rate of 5.5% per annum. The Note is due and payable on August 25, 2019. Payments under the Note are subject to change as the interest rate changes in order to sufficiently amortize the Note in 120 monthly installments. We have the right, from time to time and without penalty to prepay the Note in whole or in part, subject to the terms thereof.

The proceeds of the loan were used to repay and refinance approximately $30.6 million of indebtedness owed by certain of the Sellers, to the Lender (including an aggregate of $18.3 million owed by RAD2 and another entity controlled by Mr. Azar, $9.8 million owed by DBS, and $2.1 million owed by Mr. Menchaca), as well as to pay the $4.975 million due to the Sellers at closing. Another $3.36 million was used to fund a sinking fund required by the Lender, to pay principal on the Note.

The amount owed under the Note is secured by a security interest in substantially all of our assets and properties, pursuant to three security agreements.

On April 6, 2016, we entered into a Securities Purchase Agreement with an accredited institutional investor (the “Investor”), pursuant to which we sold and issued a redeemable convertible subordinated debenture, with a face amount of $530,000, initially convertible into 163,077 shares of common stock at a conversion price equal to $3.25 per share (the “Debenture”) and a warrant to initially purchase 1,384,616 shares of common stock (subject to adjustment thereunder) at an exercise price equal to $3.25 per share (the “First Warrant”). The Investor purchased the Debenture at a 5.0% original issue discount for the sum of $500,000 and has exercised the First Warrant for the sum of $4.5 million.

Also on April 6, 2016, we entered into a Stock Purchase Agreement with the Investor, pursuant to which we agreed, subject to certain conditions, to issue 527 shares of Series C redeemable convertible preferred stock (the “Series C Preferred Stock”) at a 5% original issue discount, convertible into 1,618,462 shares of common stock at a conversion price of $3.25 per share, and a warrant to purchase 1,111,112 shares of common stock at an exercise price of $4.50 per share (the “Second Warrant”). Under the terms of the Stock Purchase Agreement, the Second Warrant and 53 shares of Series C Preferred Stock were sold and issued for $500,000 on September 2, 2016, and the remaining 474 shares of Series C Preferred Stock were sold and issued for $4.5 million on November 17, 2016.

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

On October 7, 2016, the Investor exercised the First Warrant in full and was due 1,384,616 shares of common stock upon exercise thereof and an additional 2,252,735 shares of common stock in consideration for the conversion premium due thereon. A total of 810,000 shares were issued to the Investor on October 7, 2016, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock). The Company received gross proceeds of $4,500,000 from the exercise of the First Warrant and paid placement agent fees of $427,500 for services rendered in connection with the First Warrant. Pursuant to the terms of the First Warrant, the number of shares due in consideration for the conversion premium increases as the annual rate of return under the First Warrant increases, including by 10% upon the occurrence of certain triggering events (which had occurred by the October 7, 2016 date of exercise), to 17% per annum upon the exercise of the First Warrant. Additionally, as the conversion rate for the conversion premium is currently 85% of the lowest daily volume weighted average price during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share, the number of shares issuable in connection with the conversion premium increases as the trading price of our common stock decreases, and the trading price of our common stock has decreased since the date the First Warrant was exercised, triggering a further reduction in the conversion price of the conversion premium and an increase in the number of shares due to the Investor in connection with the conversion of the amount owed in connection with the conversion premium. In total, an aggregate of 7,476,680 shares of common stock were due as of December 31, 2016 (and an aggregate of approximately 7.7 million shares of common stock were due as of the date of this filing) in connection with the conversion premium associated with the First Warrant, of which an aggregate of 3,615,384 shares had been issued to the Investor as of December 31, 2016 (and as of the date of this filing), in connection with various requests from the Investor for the issuance of additional shares of common stock out of the total shares held in abeyance for such aggregate exercise, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock) and until such time as a sufficient number of shares have been registered to allow for the issuance of registered shares to the Investor. Additionally, due to the above, the total number of shares issued or held in abeyance for issuance for the exercise and payment of conversion premium under the First Warrant may further increase during the measuring period. The measuring period continues until the date ending 60 days after we deliver to the Investor the last of the total shares due under the First Warrant.

At December 31, 2016, the Company had $6,959,025 due under the $7.5 million Letter Loan Agreement (as amended, modified, restated and revised to date, the “Rogers Loan”) originally entered into with Louise H. Rogers (“Rogers”) on August 13, 2013, the maturity date of which Rogers Loan was amended effective January 31, 2017, from January 31, 2017 to April 30, 2017. We also agreed to pay $9,000 to Ms. Rogers and $9,000 to Robertson Global Credit, LLC, the servicer of the Rogers Loan, in connection with our entry into the amendment. Moving forward, the Company intends to negotiate new financing extension terms prior to the new maturity date of April 30, 2017.

Effective January 31, 2017, we borrowed $1,000,000 from Alan Dreeben, one of the Company’s directors, pursuant to a short-term promissory note. The short-term promissory note has a principal balance of $1,050,000 (the $1,000,000 principal amount borrowed plus a $50,000 original issue discount), accrues interest at 6% per annum and has a maturity date of January 31, 2018 and contains standard and customary events of default. As additional consideration for Mr. Dreeben agreeing to make the loan, we agreed to issue Mr. Dreeben 40,000 restricted shares of common stock (which had not been issued as of the date of this report or included in the number of issued and outstanding shares disclosed herein). The Company used the proceeds from the loan to pay the majority of the leasehold cost associated with our entry into a Lease Acquisition and Participation Agreement with a privately-held, Houston, Texas-based oil and gas holding company, described above.

In addition to the transactions noted above, Camber is currently discussing potential financing transactions, which we plan to raise through the sale of debt or equity in order to fulfill our current capital requirements, which we believe, if finalized and completed, will ensure the future viability of the Company. Additionally, due to our current capital structure and the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to obtain the necessary financing to drill additional wells and develop our proved undeveloped reserves (“PUDs”); coupled with the continued stagnation in low commodity prices over the last twelve months, we believe that our revenues will continue to decline over time. Therefore, we may be forced to scale back our business plan, sell assets to satisfy outstanding debts or take other remedial steps which may include seeking bankruptcy protection.

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

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three-month and nine-month periods ended December 31, 2016 and 2015 should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. As used below, the abbreviations “Bbls” stands for barrels, “NGL” stands for natural gas liquids, “Mcf” for thousand cubic feet and “Boe” for barrels of oil equivalent. Natural gas equivalents are determined using a ratio of 6 Mcf of natural gas to 1 Bbl of crude oil or NGLs (“Natural Gas Liquids”) based on 42 gallons to 1 Bbl of crude oil. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended December 31, 2016 vs. Three Months Ended December 31, 2015

We reported a net loss for the three months ended December 31, 2016 of $4.4 million, or $0.20 per share of common stock. For the same period a year ago, we reported a net loss of $1.0 million, or $0.70 per share of common stock. As discussed in more detail below, our net loss increased by $3.4 million, primarily due to an increase in operating expenses and other expenses of $5.1 million, offset by an increase in sales revenue of $1.7 million.

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended December 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	9,591	4,964	4,627	93%
Natural Gas (Mcf)	234,484	—	234,484	100%
NGL (Gallons)	1,802,608	—	1,802,608	100%
Total (Boe) (1)	91,591	4,964	86,627	1,745%

Crude Oil (Bbls per day)	104	54	50	93%
Natural Gas (Mcf per day)	2,549	—	2,549	100%
NGL (Gallons per day)	19,594	—	19,594	100%
Total (Boe per day) (1)	995	54	941	1,743%

Average Sale Price:
Crude Oil ($/Bbl)	$50.47	$37.01	$13.46	36%
Natural Gas($/Mcf)	2.71	—	2.71	100%
NGL ($/Bbl)	0.44	—	0.44	100%

Net Operating Revenues:
Crude Oil	$484,016	$183,705	$300,311	163%
Natural Gas	636,619	—	636,619	100%
NGL	790,185	—	790,185	100%
Total Revenues	$1,910,820	$183,705	$1,727,115	940%

(1) Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Oil and Gas Revenues

Total production revenues for the three months ended December 31, 2016 increased $1.7 million, or 940%, to $1.9 million from $0.2 million for the same period a year ago due primarily to a favorable production volume variance as a result of the Acquisition and our joint drilling program with Lonestar Resources entered into in August 2016. There was no material change in the price of crude oil sales when comparing the current period to the prior period. We have recently made significant strides in improving production from our acquisition fields where our barrel of oil equivalent per day rates have risen from 850 Boe/d in September 2016, our first month of operating the acquired property, to a December 2016 rate of 1,054 Boe/d, of which production from these fields is predominately natural gas and NGL production.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended December 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Direct lease operating expense	$926,997	$94,813	$832,184	878%
Workovers expense	312,940	56,565	256,375	453%
Other	58,538	31,071	27,467	88%
Lease Operating Expenses	$1,298,475	$182,449	$1,116,026	612%
Severance and Property Taxes	89,606	27,961	61,645	220%
Depreciation, Depletion, Amortization and Accretion	1,286,684	204,069	1,082,615	531%

General and Administrative (G&A)	$1,280,723	$643,649	$637,074	99%
Share-Based Compensation	29,396	32,178	(2,782)	(9%)
Total G&A Expense	$1,310,119	$675,827	$634,292	94%

Interest Expense	1,457,827	51,394	1,406,433	2,737%
Other Expense (Income), Net	865,685	65,132	800,553	1,229%

Lease Operating Expenses

There was an increase in lease operating expense of approximately $1.1 million when comparing the current quarter to the prior year quarter. The increase is primarily due to the Acquisition, and the increased expenses associated therewith.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A increased for the current quarter as compared to the prior year period by approximately $1.1 million primarily related to an increase in production of 86,627 Boe compared to the previous period. As noted above, the production increase can be attributed to our asset acquisition of working interests in various properties in Texas and Oklahoma in August 2016, and the increase in depreciable asset base associated therewith.

General and Administrative (G&A) Expenses and Share-Based Compensation

G&A expenses increased by 99% for the current quarter as compared to the prior year’s quarter. The Company incurred additional G&A expenses in the current period, compared to the prior period, primarily related to professional fees from our financing transactions, employee retention bonuses and the usage of additional field and office contractors as a result of the Acquisition. There was a minimal change to share-based compensation.

Interest Expense

Interest expense for the three months ended December 31, 2016 increased by approximately $1.4 million when compared to the three-month period ended December 31, 2015, primarily due to a $0.5 million interest payment on the recently acquired IBC Loan and the $0.9 million amortization of various loan discounts for outstanding and recently retired payables.

Other Expense (Income), Net

Other Expense (Income), net, for the three months ended December 31, 2016 increased by approximately $0.8 million when compared to the three-month period ending December 31, 2015, due to settlement costs related to the Acquisition of $0.9 million, offset by a $0.1 million change in the fair value of our derivative liability.

Nine Months Ended December 31, 2016 vs. Nine Months Ended December 31, 2015

We reported a net loss for the nine months ended December 31, 2016 of approximately $56.6 million, or $5.64 per share of common stock. For the same period a year ago, we reported a net loss of approximately $3.0 million, or $2.09 per share of common stock.

As discussed in more detail below, our significant net loss increase is primarily related to our recognizing a $49.0 million impairment to oil and gas properties due to a write-down of the assets acquired in the Acquisition, due primarily to a difference between our stock price when the transaction was initially contemplated and when the transaction actually closed, as described in greater detail below. When not taking into effect the impairment expense, our net loss increased by $4.6 million due to increased operating and other expenses of $6.7 million, offset by $2.1 million in increased revenue when comparing the current period to the prior period.

The following table sets forth the operating results and production data for the periods indicated:

	Nine Months Ended December 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	24,903	18,629	6,274	34%
Natural Gas (Mcf)	297,458	—	297,458	100%
NGL (Gallons)	2,309,584	—	2,309,584	100%
Total (Boe) (1)	129,469	18,629	110,840	595%

Crude Oil (Bbls per day)	91	68	23	34%
Natural Gas (Mcf per day)	1,082	—	1,082	100%
NGL (Gallons per day)	8,398	—	8,398	100%
Total (Boe per day) (1)	471	68	403	593%

Average Sale Price:
Crude Oil ($/Bbl)	$45.74	$46.56	$(0.82)	(2%)
Natural Gas($/Mcf)	2.71	—	2.71	100%
NGL ($/Bbl)	0.44	—	0.44	100%

Net Operating Revenues:
Crude Oil	$1,139,152	$867,406	$271,746	31%
Natural Gas	805,617	—	805,617	100%
NGL	1,013,809	—	1,013,809	100%
Total Revenues	$2,958,578	$867,406	$2,091,172	241%

(1) Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Oil and Gas Revenues

Total production revenues for the nine months ended December 31, 2016 increased $2.1 million, or 241%, to $3.0 million from $0.9 million for the same period a year ago due primarily to a favorable production volume variance. The production increase can be attributed primarily to the Acquisition and joint drilling program with Lonestar Resources which began in August 2016. There was no material change in the price of crude oil sales when comparing the current period to the prior period. We have recently made significant strides in improving production from our acquisition fields where our barrel of oil equivalent per day rates have risen from 850 Boe/d in September 2016, our first month of operating the acquired property, to a December 2016 rate of 1,054 Boe/d, of which production from these fields is predominately natural gas and NGL production.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Nine Months Ended December 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Direct lease operating expense	$1,505,160	$334,609	$1,170,551	350%
Workovers expense	450,808	170,235	280,573	165%
Other	119,031	93,088	25,943	28%
Lease Operating Expenses	$2,074,999	$597,932	$1,477,067	247%
Severance and Property Taxes	165,174	98,456	66,718	68%
Depreciation, Depletion, Amortization and Accretion	1,946,366	739,107	1,207,259	163%
Impairment of Oil and Gas Properties	48,990,520	—	48,990,520	100%

General and Administrative (G&A)	$2,936,856	$1,725,065	$1,197,991	69%
Share-Based Compensation	86,484	129,581	(43,097)	(33%)
Total G&A Expense	$3,009,540	$1,854,646	$1,154,894	62%

Interest Expense	2,384,716	557,613	1,827,103	328%
Other Expense (Income), Net	961,465	27,344	934,121	3,416%

Lease Operating Expenses

In total, the overall lease operating expenses increased approximately $1.5 million or 247% for the current period as compared to the prior year’s period. The increase is primarily due to the Acquisition, and the increased expenses associated therewith.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A increased for the current period as compared to the prior year period by approximately $1.2 million primarily related to an increase in production of 110,840 Boe compared to the previous period. As noted above, the production increase can be attributed to the Acquisition, and the increase in depreciable asset base associated therewith.

Impairment of Oil and Gas Properties

The Company recorded an impairment of $49.0 million associated with oil and gas properties acquired during the Acquisition. The impairment was due to a write down associated with the difference in the assets acquired compared to the consideration provided by the Company. The impairment was a non-cash adjustment in the purchase price paid for the acquired assets, primarily due to an increase in the trading price of our common stock from the date the purchase of the Acquisition was signed on December 31, 2015, on which date the closing price was $1.65 per share, and the date the transaction closed of August 25, 2016, on which date the closing price was $3.78 per share, which resulted in the value of stock consideration paid to the Sellers increasing relative to the original agreed price for the acquisition of the assets.

General and Administrative (G&A) Expenses and Share-Based Compensation

G&A expenses increased during the current nine month period when compared to the prior nine month period by 69%. The Company incurred additional G&A expenses in the current period, compared to the prior period, primarily related to $0.5 million of closing costs related to our August 2016 asset acquisition, $0.5 million from the usage of additional field and office contractors as a result of the Acquisition and employee retention bonuses of $0.2 million. During this time the Company has focused on cost reductions to improve the efficiency of the daily operating activities within the Company. There was also a 33% decrease in share-based compensation when comparing the current nine month period to the prior nine month period due to a decrease in the awarding of employee stock based options and compensation.

Interest Expense

Interest expense for the nine months ended December 31, 2016 increased by $1.8 million when compared to the prior period primarily due to a $0.7 million interest payment on the IBC Loan and the $1.1 million amortization of various loan discounts for outstanding and recently retired payables.

Other Expense (Income), Net

Other Expense (Income), net, for the nine months ended December 31 2016 increased by approximately $0.9 million when compared to the prior years’ nine-month period, due to settlement cost related to our asset acquisition.

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

Our primary sources of cash for the nine months ended December 31, 2016 were from funds generated from the sale of preferred stock, exercise of warrants, the sale of natural gas and crude oil production and funds borrowed under funding agreements. These cash flows were primarily used to fund our capital expenditures and operations and to repay indebtedness. See below for an additional discussion and analysis of cash flow.

Working Capital

At December 31, 2016, the Company’s total current liabilities of $13.4 million exceeded its total current assets of $6.8 million, resulting in a working capital deficit of $6.6 million, while at March 31, 2016, the Company’s total current liabilities of $11.1 million exceeded its total current assets of $0.6 million, resulting in a working capital deficit of $10.5 million. The $3.9 million decrease in the working capital deficit is primarily related to $6.2 million in cash and restricted cash received subsequent to March 31, 2016, together with additional receivables, each relating to the closing of the Acquisition in August 2016, offset by $2.3 million in additional net borrowings and payables.

Financing

Information regarding recent financing transactions and debt obligations are discussed above under “Liquidity and Going Concern Consideration”.

Cash Flows

	Nine Months Ended December 31,
	2016	2015
Cash flows used in operating activities	$(6,278,126)	$(1,185,213)
Cash flows provided by (used in) investing activities	(6,606,680)	253,796
Cash flows provided by financing activities	14,667,378	1,015,741
Net increase in cash	$1,782,572	$84,324

Net cash used in operating activities was $6.3 million for the nine months ended December 31, 2016 as compared to $1.2 million for the same period a year ago. The increase in net cash used in operating activities of $5.1 million was primarily related to our net loss increase of $4.6 million, when not factoring in the $49.0 million impairment expense discussed above, and by a $2.8 million decrease to changes in other components of working capital offset by an additional $1.2 million in depreciation, depletion, amortization and accretion and by $1.1 million in additional amortization of discounts recognized at the settlement of various funding arrangements

Net cash used in investing activities was $6.6 million for the nine months ended December 31, 2016 as compared to net cash provided by investing activities of $0.3 million for the same period a year ago. The $6.9 million increase in net cash used in investing activities was primarily due to our acquisition of working interest in certain oil and gas properties during the current period when compared to the prior period.

Net cash provided by financing activities for the nine months ended December 31, 2016 increased $13.7 million primarily due to the loan we issued related to our acquisition of working interest in certain oil and gas properties, the sale of Series C Preferred Stock and the exercise of warrants during the current period when compared to the prior period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We do not currently engage in commodity price hedging activities.

Commodity Price Risk

Our revenues are derived from the sale of our crude oil, natural gas and natural gas liquids production. Based on projected sales volumes for the remainder of our fiscal year, changes in the prices we receive for our crude oil, natural gas and natural gas liquids production could have a significant impact on our revenues.

We may seek to reduce our exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments. In the settlement of a typical hedge transaction, we will have the right to receive from the counterparties to the hedge the excess of the fixed price specified in the hedge over a floating price based on a market index multiplied by the quantity hedged. If the floating price exceeds the fixed price, we are required to pay the counterparties this difference multiplied by the quantity hedged.

We would be required to pay this difference regardless of whether we have sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require us to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging may also prevent us from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge.

Interest Rate Risk

As of December 31, 2016, the Company had $39.0 million of debt outstanding with IBC subject to a floating interest rate of 2% per annum above the New York Prime Rate. As the New York Prime Rate fluctuates from time to time, the loan agreement stipulates that in no event shall the rate of interest to be paid on the unpaid principal of the debt be less than 5.5% per annum. Since inception of the loan in August 2016, the 5.5% interest rate has not fluctuated.

We may seek to reduce our exposure to interest volatility through financial instruments such as interest rate swap agreements, to manage the interest rate on our variable rate debt. Under these arrangements, we would agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer (our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures. The Company’s management, including the Chief Executive Officer and Chief Accounting Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer (our principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Camber is periodically named in legal actions arising from normal business activities. Camber evaluates the merits of these actions and, if it determines that an unfavorable outcome is probable and can be reasonably estimated, Camber will establish the necessary reserves. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016, filed with the Commission on July 13, 2016, except as provided below, and investors should review the risks provided below and in the Form 10-K and subsequent filings in the first and second quarter 10-Qs filed with the Commission on August 12, 2016 and November 14, 2016, respectively, prior to making an investment in the Company.

We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

As of December 31, 2016, we had $4.4 million in cash and cash equivalents. Our primary sources of cash for the nine months ended December 31, 2016 were from funds generated from the sale of preferred stock, exercise of warrants, the sale of natural gas and crude oil production and funds borrowed under funding agreements. We currently plan to use our available cash for production enhancements to our oil and gas assets, the development of certain oil and gas properties and general corporate purposes.

We do not currently have all of the financial resources to fully develop and execute on all of our other business opportunities, nor do we have all of the resources to satisfy our debt obligations including the Rogers loan which is due in April 2017. We intend to finance our development through our producing assets, equity or debt financings and by securing financial and strategic partners focused on development of these opportunities. We can make no assurances that our business operations will provide us with sufficient cash flows to continue our operations. We will need to raise additional capital through equity and debt financing for any new ventures that are developed, for debt services, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. We may consider a full range of financing options in order to develop our business.

We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels; (ii) successfully develop our assets; (iii) fund certain obligations as they become due; (iv) respond to competitive pressures or unanticipated capital requirements; or (v) repay our indebtedness. If we fail to repay or refinance the Rogers loan when due in April 2017, then we may be forced to scale back our business plan, sell our CATI assets, which are secured by the Rogers loan, in order to satisfy the outstanding debt or take other remedial steps.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with the August 25, 2016 closing of the December 31, 2015 Asset Purchase Agreement, we issued 552,000 shares of Series B Preferred Stock and 13,009,664 shares of restricted common stock to certain of the Sellers. If fully converted, without taking into account the accrual and conversion of any dividends thereon, which are also convertible into shares of common stock, the 552,000 shares of Series B Preferred Stock are convertible into 3,941,280 shares of common stock.

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

On August 29, 2016, Rockwell Capital Partners, Inc., converted $112,637 of the principal and interest due under a Convertible Promissory Note into shares of our common stock at a conversion price of $1.50 per share, and was issued an aggregate of 75,091 shares. We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act, as the security was exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

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

On September 2, 2016, we issued and sold 53 shares of our Series C redeemable convertible preferred stock and a warrant to purchase 1,111,112 shares of our common stock in an initial closing pursuant to the stock purchase agreement that we had entered into with the Investor on April 6, 2016. The terms of the Series C Stock, the Second Warrant and the Stock Purchase Agreement were previously reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2016. On November 17, 2016, we issued and sold the remaining 474 shares of Series C Stock, per the Stock Purchase Agreement. The sale and issuance of the securities described above was determined to be exempt from registration under the Securities Act in reliance on Sections 3(a)(9) and 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering. The Investor has represented that it is an accredited investor, as that term is defined in Regulation D, it is not a U.S. Person, and it is acquiring the securities for its own account. The Company received gross proceeds of $5,000,000 from the sale and issuance of the 527 shares of Series C Stock and, as previously disclosed, paid total placement agent fees of $247,500 for services rendered in connection with the initial closing.

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

On November 18, 2016, Debra Herman, the wife of Michael Herman, the principal of HFT, converted $155,100 of the principal and interest due under a Convertible Promissory Note in the original principal amount of $150,000 into shares of our common stock at a conversion price of $1.50 per share, and was issued an aggregate of 103,400 shares. We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act, as the security was exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

On October 7, 2016, the Investor exercised the First Warrant in full and was due 1,384,616 shares of common stock upon exercise thereof and an additional 2,252,735 shares of common stock in consideration for the conversion premium due thereon. A total of 810,000 shares were issued to the Investor on October 7, 2016, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock). The Company received gross proceeds of $4,500,000 from the exercise of the First Warrant and paid placement agent fees of $427,500 for services rendered in connection with the First Warrant. Pursuant to the terms of the First Warrant, the number of shares due in consideration for the conversion premium increases as the annual rate of return under the First Warrant increases, including by 10% upon the occurrence of certain triggering events (which had occurred by the October 7, 2016 date of exercise), to 17% per annum upon the exercise of the First Warrant. Additionally, as the conversion rate for the conversion premium is currently 85% of the lowest daily volume weighted average price during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share, the number of shares issuable in connection with the conversion premium increases as the trading price of our common stock decreases, and the trading price of our common stock has decreased since the date the First Warrant was exercised, triggering a further reduction in the conversion price of the conversion premium and an increase in the number of shares due to the Investor in connection with the conversion of the amount owed in connection with the conversion premium. In total, an aggregate of 7,476,680 shares of common stock were due as of December 31, 2016 (and an aggregate of approximately 7.7 million shares of common stock were due as of the date of this filing) in connection with the conversion premium associated with the First Warrant, of which an aggregate of 3,615,384 shares had been issued to the Investor as of December 31, 2016 (and as of the date of this filing), in connection with various requests from the Investor for the issuance of additional shares of common stock out of the total shares held in abeyance for such aggregate exercise, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock) and until such time as a sufficient number of shares have been registered to allow for the issuance of registered shares to the Investor. Additionally, due to the above, the total number of shares issued or held in abeyance for issuance for the exercise and payment of conversion premium under the First Warrant may further increase during the measuring period. The measuring period continues until the date ending 60 days after we deliver to the Investor the last of the total shares due under the First Warrant.

On December 22, 2016, the Investor converted 32 shares of the Series C Preferred stock (equal to a face value of $320,000), and was due 98,462 shares of common stock and an additional 969,138 shares of common stock in dividend premium shares. Due to the recent decline in the price of our common stock and the trigger event that occurred on June 30, 2016 as a result of the delay in filing our Annual Report on Form 10-K for the year ended March 31, 2016, the dividend premium rate increased from 6% to 30% and the conversion discount became 85% of the lowest daily volume weighted average price during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share. A total of 1,067,600 shares of common stock were issued to the Investor on December 23, 2016.

On January 5, 2017, the Investor converted 21 shares of the Series C Preferred stock (equal to a face value of $210,000), and was due 64,146 shares of common stock and an additional 657,196 shares of common stock in dividend premium shares and on January 23, 2017, the Investor converted 21 shares of the Series C Preferred stock (equal to a face value of $210,000), and was due 64,146 shares of common stock and an additional 780,694 shares of common stock in dividend premium shares. A total of 721,812 shares of common stock were issued to the Investor on January 9, 2017 and a total of 845,310 shares of common stock were issued to the Investor on January 25, 2017.

The sales and issuances of the securities described above have been determined to be exempt from registration under the Securities Act in reliance on Sections 3(a)(9) and 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering. The warrant holder/preferred stock holder has represented that it is an accredited investor, as that term is defined in Regulation D, it is not a U.S. Person, and that it is acquiring the securities for its own account.

On January 9, 2017, the Company paid the required quarterly dividend on the Series B Preferred Stock by way of the issuance of 82,674 shares of our common stock to the preferred shareholders at a fair market value of $102,516, based on the closing price of the Company’s common stock ($1.24 per share) on December 30, 2016. As the issuance of the common stock in satisfaction of the dividends did not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, was required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipients were “accredited investors”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Effective January 31, 2017, we borrowed $1,000,000 from Alan Dreeben, who is one of our directors, pursuant to a short-term promissory note. The short-term promissory note has a principal balance of $1,050,000 (the $1,000,000 principal amount borrowed plus a $50,000 original issue discount), accrues interest at 6% per annum and has a maturity date of January 31, 2018 and contains standard and customary events of default. As additional consideration for Mr. Dreeben agreeing to make the loan, we agreed to issue Mr. Dreeben 40,000 restricted shares of common stock (which had not been issued as of the date of this report or included in the number of issued and outstanding shares disclosed herein). We claim an exemption from registration for the issuance described above pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuance will not involve a public offering and the recipient is an “accredited investor”, the recipient will acquire the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities will contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities will not be registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

CAMBER ENERGY, INC.
(Registrant)

/s/ Anthony C. Schnur
Anthony C. Schnur
Chief Executive Officer
(Principal Executive Officer)
Date: February 14, 2017

/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer
(Principal Financial/Accounting Officer)
Date: February 14, 2017

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated December 30, 2015+ (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Company with the SEC on December 31, 2015)

2.2	First Amendment to Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated April 20, 2016 and effective April 1, 2016 (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on April 25, 2016, and incorporated herein by reference)(File No. 001-32508)

2.3	Second Amendment to Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated August 25, 2016 (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

2.4	Third Amendment to Asset Purchase Agreement by and among the Company, as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated August 25, 2016 (Filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2017, and incorporated herein by reference)(File No. 001-32508)

3.1*	Certificate of Amendment to the Articles of Incorporation, amending the Company’s name to “Camber Energy, Inc.”, filed with the Secretary of State of Nevada on January 3, 2017

3.2	Amended and Restated Certificate of Designation of Lucas Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on August 25, 2016 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

3.3	Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on August 25, 2016 (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

3.4	Amended and Restated Bylaws (effective March 29, 2016) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

4.1	Form of Common Stock Purchase Warrant (attached as Exhibit B to the Convertible Promissory Note Purchase Agreement incorporated by reference herewith as Exhibit 10.21)

4.2	Form of Redeemable Convertible Subordinated Debenture (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

4.3	Form of Common Stock Purchase First Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

4.4	Form of Common Stock Purchase Second Warrant (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

4.5	Common Stock Purchase Second Warrant (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 8, 2016, and incorporated herein by reference)(File No. 001-32508)

10.1	Amendment Dated October 31, 2016, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.2	Form of Third Amendment to Stock Purchase Agreement dated November 17, 2016 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2016, and incorporated herein by reference)(File No. 001-32508)

10.3	Amendment dated January 31, 2017, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Camber Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2017)(File No. 001-32508)

10.4	Short Term Promissory Note ($1,050,000) by Camber Energy, Inc. in favor of Alan Dreeben dated January 31, 2017 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on February 6, 2017 and incorporated herein by reference)(File No. 001-32508)

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer

31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer

32.2**	Section 906 Certification of Periodic Report of Principal Financial Officer

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Schema Document.

***101.CAL	XBRL Calculation Linkbase Document.

***101.LAB	XBRL Label Linkbase Document.

***101.PRE	XBRL Presentation Linkbase Document.

* Exhibits filed herewith.

** Exhibits furnished herewith.

+ Management contract or compensatory plan.

*** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets – December 31, 2016 and March 31, 2016, (ii) the Consolidated Statements of Operations - Three and Nine Months Ended December 31, 2016 and 2015, (iii) the Consolidated Statements of Cash Flows - Nine Months Ended December 31, 2016 and 2015; and (iv) Notes to Consolidated Financial Statements.