Form 10-K
period 2017-03-31
CAMBER ENERGY, INC.
filed 2017-07-14
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Common Stock aggregate market value held by non-affiliates as of the registrant’s most recently completed second fiscal quarter, September 30, 2016: $27,451,157.

There were 34,196,799 shares of the registrant’s common stock outstanding as of July 10, 2017.

Documents incorporated by reference: none.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are generally located in the material set forth under the headings “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, and “Properties” but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements which include, among others,

●	our ability to integrate and realize the benefits of prior and future acquisitions that we may complete;

●	the availability of funding and the terms of such funding;

●	our growth strategies;

●	anticipated trends in our business;

●	our ability to repay outstanding loans and satisfy our outstanding liabilities;

●	our liquidity and ability to finance our exploration, acquisition and development strategies;

●	market conditions in the oil and gas industry;

●	the timing, cost and procedure for future acquisitions;

●	the impact of government regulation;

●	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;

●	legal proceedings and/or the outcome of and/or negative perceptions associated therewith;

●	planned capital expenditures (including the amount and nature thereof);

●	increases in oil and gas production;

●	changes in the market price of oil and gas;

●	changes in the number of drilling rigs available;

●	the number of wells we anticipate drilling in the future;

●	estimates, plans and projections relating to acquired properties;

●	our outstanding convertible securities and dilution or negative perceptions associated therewith;

●	the number of potential drilling locations; and

●	our financial position, business strategy and other plans and objectives for future operations.

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

●	the possibility that our future acquisitions may involve unexpected costs;

●	the volatility in commodity prices for oil and gas;

●	the accuracy of internally estimated proved reserves;

●	the presence or recoverability of estimated oil and gas reserves;

●	the ability to replace oil and gas reserves;

●	the availability and costs of drilling rigs and other oilfield services;

●	risks inherent in natural gas and oil drilling and production activities, including risks of fire, explosion, blowouts, pipe failure, casing collapse, unusual or unexpected formation pressures, environmental hazards, and other operating and production risks;

●	delays in receipt of drilling permits;

●	risks relating to the availability of capital to fund drilling operations that can be adversely affected by adverse drilling results, production declines and declines in natural gas and oil prices;

●	risks relating to unexpected adverse developments in the status of properties;

●	risks relating to the absence or delay in receipt of government approvals or other third party consents;

●	risks relating to governmental regulations regarding hydraulic fracturing and the disposition/disposal of produced water;

●	environmental risks;

●	exploration and development risks;

●	competition;

●	the inability to realize expected value from acquisitions;

●	the availability and cost of alternative fuel sources;

●	our ability to maintain the listing of our common stock on the NYSE MKT;

●	our limited market capitalization;

●	our ability to meet the covenants in our loan agreements and the consequences of not meeting such covenants;

●	the ability of our management team to execute its plans to meet its goals; and

●	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Investors,” “SEC Filings” page of our website at www.camber.energy. Information on our website is not part of this report, and we do not desire to incorporate by reference such information herein. You may also read and copy any documents we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You can also obtain copies of the documents upon the payment of a duplicating fee to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this report.

General Information

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the results of operations and financial condition of the Company. Expectations of future financial condition and results of operations are based upon current business plans and may change. The discussion should be read in conjunction with the audited financial statements and notes thereto.

In this report, we may rely on and refer to information regarding our industry which comes from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Camber” and “Camber Energy, Inc.” refer specifically to Camber Energy, Inc., and our consolidated subsidiaries, CATI Operating, LLC, a Texas limited liability company, which is wholly-owned (“CATI”), CEI Operating LLC, a Texas limited liability company, which is wholly-owned, Camber Permian LLC, a Texas limited liability company, which is wholly-owned, and Camber Permian II LLC, a Texas limited liability company, which is wholly-owned..

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

ITEM 1. BUSINESS.

General

Camber Energy, Inc., a Nevada corporation, is an independent oil and natural gas company based in Houston, Texas with a field office in Gonzales, Texas. We are engaged in the acquisition, development and sale of crude oil, natural gas and natural gas liquids from various known productive geological formations, including from the Hunton formation in Lincoln, Logan and Payne Counties, in central Oklahoma; the Cline shale and upper Wolfberry shale in Glasscock County, Texas; and recently in connection with our entry into the Horizontal San Andres play on the Central Basin Platform of the Permian Basin in West Texas announced on January 3, 2017. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006 and effective January 4, 2017, the Company changed its name to Camber Energy, Inc.

Our primary value drivers are our reserves which must be developed to unlock their full potential. We believe the market conditions driving us toward the need for a larger entity of greater size and financial mass are even more essential in the current environment. In order to develop the significant reserves at our disposal, we believe that we must become, or become part of, a larger organization with ample cash flow and greater access to capital. Measures such as return on equity, liquidity and stock multiples have led us to conclude that the market, in general, views small-cap and mid-cap exploration and production companies as having greater potential than microcaps. The larger companies tend to have access to more favorable debt financing, receive greater analyst coverage, trade with greater liquidity and consequently, often have higher share prices.

On December 30, 2015, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) as amended from time to time to acquire from twenty-three different entities and individuals (the “Sellers”), working interests in producing properties and undeveloped acreage (the “Acquisition”), which acquisition transaction was completed on August 25, 2016 and effective on April 1, 2016. The assets acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region. In connection with the closing of the acquisition, we assumed approximately $30.6 million of commercial bank debt, issued 13,009,664 shares of common stock to certain of the Sellers, issued 552,000 shares of Series B Preferred Stock to one of the Sellers and its affiliate, and paid $4,975,000 in cash to certain of the Sellers.

Pursuant to a Letter Agreement we entered into, at the closing of the Acquisition, with RAD2 Minerals, Ltd. (“RAD2”), one of the Sellers, which is owned and controlled by Richard N. Azar II, who was appointed as our Chairman on August 26, 2016, serving as Chairman until May 16, 2017, provided that Mr. Azar continues to serve as a member of the Board of Directors and who was appointed as interim Chief Executive Officer of the Company on June 2, 2017, RAD2 agreed to accept full financial liability for any and all deficiencies between the “Agreed Assets Value” set forth in the Asset Purchase Agreement of $80,697,710, and the mutually agreed upon value of the assets delivered by the Sellers at the closing of the Acquisition, up to an aggregate of $1,030,941 (as applicable, the “Deficiency”). The Company accepted additional oil and gas producing properties and two salt water disposal facilities from the Sellers with an approximate value of $1.0 million to resolve this Deficiency.

On April 6, 2016, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited institutional investor (the “Investor”), pursuant to which we sold and issued a redeemable convertible subordinated debenture, with a face amount of $530,000 (the “Debenture”), initially convertible into 163,077 shares of common stock (subject to certain conversion premiums) at a conversion price equal to $3.25 per share and a warrant to initially purchase 1,384,616 shares of common stock (subject to adjustment thereunder) at an exercise price equal to $3.25 per share (the “First Warrant”). The Investor purchased the debenture at a 5.0% original issue discount for the sum of $500,000 and has exercised the First Warrant in full as described below for the sum of $4.5 million.

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

On October 7, 2016, the Investor exercised the First Warrant in full and was due 1,384,616 shares of common stock upon exercise thereof and an additional 2,542,735 shares of common stock in consideration for the conversion premium due thereon. A total of 810,000 shares were issued to the Investor on October 7, 2016, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock). The Company received gross proceeds of $4,500,000 from the exercise of the First Warrant and paid placement agent fees of $427,500 for services rendered in connection with the First Warrant. Pursuant to the terms of the First Warrant, the number of shares due in consideration for the conversion premium increases as the annual rate of return under the First Warrant increases, including by 10% upon the occurrence of certain triggering events (which had occurred by the October 7, 2016 date of exercise), to 17% per annum upon the exercise of the First Warrant. Additionally, as the conversion rate for the conversion premium is currently 85% of the lowest daily volume weighted average price during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share, the number of shares issuable in connection with the conversion premium increases as the trading price of our common stock decreases, and the trading price of our common stock has decreased since the date the First Warrant was exercised, triggering a further reduction in the conversion price of the conversion premium and an increase in the number of shares due to the Investor in connection with the conversion of the amount owed in connection with the conversion premium. Additionally, pursuant to the interpretation of the Investor, the measurement period for the calculation of the lowest daily volume weighted average price currently continues indefinitely.

As of July 10, 2017, a total of 9,675,154 shares of common stock had been issued to the Investor in connection with the exercise of the First Warrant of the approximately 37,496,859 shares which were alleged due (25,052,473 shares remain to be issued to the Investor, which shares are currently held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock)) as of July 10, 2017 (subject to increases as the value of our common stock decreases).

On January 5, 2017, the Investor converted 21 shares of the Series C Preferred stock (equal to a face value of $210,000), and was due 64,146 shares of common stock and an additional 657,196 shares of common stock in dividend premium shares; on January 23, 2017, the Investor converted 21 shares of the Series C Preferred stock (equal to a face value of $210,000), and was due 64,146 shares of common stock and an additional 780,694 shares of common stock in dividend premium shares; on February 22, 2017, the Investor converted 21 shares of the Series C Preferred stock (equal to a face value of $210,000), and was due 64,146 shares of common stock and an additional 1,138,159 shares of common stock in dividend premium shares; on March 2, 2017, the Investor converted 15 shares of the Series C Preferred stock (equal to a face value of $150,000), and was due 46,154 shares of common stock and an additional 812,971 shares of common stock in dividend premium shares; on March 28, 2017, the Investor converted 13 shares of the Series C Preferred stock (equal to a face value of $130,000), and was due 40,000 shares of common stock and an additional 1,247,235 shares of common stock in dividend premium shares; and on April 11, 2017, the Investor converted 10 shares of the Series C Preferred stock (equal to a face value of $100,000), and was due 30,770 shares of common stock and an additional 1,243,772 shares of common stock in dividend premium shares.

As of July 10, 2017, the Investor was still due 63,723,398 shares of common stock upon the conversion of the remaining 394 shares of Series C Preferred stock. The Investor is also due approximately 8,571,930 shares of common stock upon the conversion of the Debenture.

Our management is focused on achieving greater stockholder value through a turbulent period. Specifically, our immediate efforts include: (i) restructuring our general and administrative costs, (ii) attempting to re-finance our current debt with some combination of new debt and equity, and (iii) considering the potential acquisition of oil and gas properties for equity; all in an effort to stabilize our company and provide an increased base of operating cash flow. Our future expectations, which assume we raise additional funding in the future through the sale of equity or debt, and we have sufficient cash flow to meet our debt obligations, continue to include an increase in production through development of our acreage, increased profitability margins by evaluating and optimizing our production, and executing our business plan with the goal of increasing property values, reserves, and expanding our asset base.

At March 31, 2017, we had leasehold interests (working interests) in approximately 82,046 gross acres, or 26,990 net acres. Our total net developed and undeveloped acreage as measured from the surface to the base of the Austin Chalk formation was approximately 7,333 net acres. Our total net developed and undeveloped acreage in the Central Oklahoma region is 16,122 net acres, and our total net developed and undeveloped acreage in West Texas is 3,535 net acres.

For the year ending March 31, 2017, we produced an average of approximately 616 net barrels of oil equivalent per day (Boepd) from 120 active well bores, of which 78 wells were operated by the Company. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. We operate over 65% of our producing wells. Our production sales totaled 224,954 barrels of oil equivalent (Boe), net to our interest, for the fiscal year ended March 31, 2017.

At March 31, 2017, our total estimated net proved reserves were 5.6 million Boe, of which 1.6 million barrels (Bbls) were crude oil reserves, and 4.2 billion cubic feet (Bcf) were natural gas reserves. Of these quantities, approximately 80% and 24%, respectively, are classified as proved undeveloped.

As of March 31, 2017, we employed ten full-time employees. We also utilized ten contractors on an “as-needed” basis to carry out various functions, including but not limited to field operations, land administration, corporate activity and information technology maintenance. No employee is covered by a collective bargaining agreement.

We have an experienced management team with proven acquisition, operating and financing capabilities. Mr. Richard Azar, our Interim Chief Executive Officer, has over thirty years of extensive oil and gas and financial management experience. Since 1982, Mr. Azar’s companies have explored for, produced and operated over 1,000 wells in Central, South and West Texas and Central Oklahoma, including the development of the Hunton Dewatering Resource play in central Oklahoma.

In order to expand our operations in accordance with our business plan, we intend to hire additional employees and consultants with expertise in the areas of corporate development, petroleum engineering, geological and geophysical sciences and accounting, as well as hiring additional technical, operations and administrative staff. We are not currently able to estimate the number of employees that we will hire during the next twelve months since that number will depend upon the rate at which our operations expand and upon the extent to which we engage third parties to perform required services, and the availability of adequate funding.

Recent Events

In February 2017, we, together with our financing partner, Jaffe Energy, Inc. (“JEI”) via our subsidiary, Camber Permian II LLC (“CPII”), entered into a definitive Purchase and Sale Agreement (“PSA”) with private sellers to acquire oil and gas leases covering approximately 13,000 net acres in the Permian Basin for a drilling project known as the “Arrowhead Project.” Effective May 1, 2017, JEI rescinded its funding and formally withdrew from CPII. Contemporaneously, CPII assigned its rights and interests in the PSA and Arrowhead to an undisclosed, private oil and gas company (the “OG Co”). As consideration for assigning the PSA, CPII reserved (i) the right to a 30% interest acquired under the PSA in an existing well on Arrowhead, subject to work necessary to bring it on production, and (ii) an optional right to purchase 30% of the remaining properties comprising the Arrowhead project for $2.7 million at a future date after two wells are drilled thereon by OG Co, plus CPII’s proportionate share of the costs of all lease extensions and renewals that are acquired by OG Co. CPIIs right to exercise this option is subject to its ability to obtain funding necessary to close the transaction and to fund its share of participation in future Arrowhead drilling activities.

Industry Segments

Camber Energy’s operations are all crude oil and natural gas exploration and production related.

Operations and Oil and Gas Properties

We operate and invest in areas that are known to be productive, with a reasonably established production history, in order to decrease geological and exploratory risk. Our activities in the Gulf Coast areas of Texas are concentrated on two adjoining formations: the Austin Chalk and Eagle Ford, provided that we are not currently active in those areas as of the filing of this report and do not plan to be in the future. Camber’s acreage position is in the oil window of the Eagle Ford trend and we currently have approximately 7,300 net acres in the Gonzales, Karnes and Wilson County, Texas areas, all of which are held by production. With the closing of the Acquisition, the Company acquired over 13,000 net acres in producing fields located primarily in the Mid-Continent region of Oklahoma including Payne, Lincoln and Logan Counties, along with a small amount of interest in production located in Glasscock County, Texas. The Mid-Continent assets produce from a liquids-rich, gas reservoir known as the Hunton formation. These properties include interests in four different fields, of which one is operated by Camber and the other three are non-operated. The Glasscock County, Texas properties produce oil and gas primarily from the Wolfberry, Cline and Fusselman formations and are all non-operated. In addition, the Company recently acquired approximately 3,600 net acres and operations under a joint venture agreement to pursue the emerging Horizontal San Andres play in Gaines County, Texas, located in the Central Basin Platform area of the Permian Basin (as described in greater detail below). The Company intends to resume and continue its leasing activities at Jack Rabbit during the second-half of 2017, funding permitting, to position the Company for a drilling program beginning in 2018, funding permitting with a joint venture partner for drilling and/or a farmout. In addition, the Company negotiated an Option Agreement for acquiring a 28.5% non-operated working interest in 11,000 net acres, also in pursuit of the Horizontal San Andres Play in Yoakum and Cochran Counties, Texas, located in the Northwest Shelf area of the Permian Basin, known as the Arrowhead Project.

Marketing

We operate exclusively in the onshore United States oil and natural gas industry. Our crude oil and natural gas production sales are to gatherers and marketers with national reputations. Our sales are made on a month-to-month basis, and title transfer occurs when the oil is loaded onto the purchaser’s truck. Crude oil prices realized from production sales are indexed to published posted refinery prices, and to published crude indexes with adjustments on a contract basis.

We generally sell a significant portion of our oil and gas production to a relatively small number of customers. For the year ended March 31, 2017, our consolidated revenues were from the sale of oil, gas and natural gas liquids under marketing contracts with Shell Trading (US) Company, Superior Pipeline Company, Scissortail Energy, LLC, and DCP Midstream, LP. We are not dependent upon any one purchaser and have alternative purchasers available at competitive market prices if there is disruption in services or other events that cause us to search for other ways to sell our production.

During the year ended March 31, 2017, three customers accounted for approximately 42%, 24% and 12% of our total sales. During the year ended March 31, 2016, two customers accounted for approximately 19% and 10% of our total sales. We do not believe that the loss of any of these customers would have a material adverse effect on us because alternative customers are readily available.

We actively manage our crude oil inventory in field tanks and have engaged a marketing company to negotiate our crude and natural gas contracts.

Competition

We are in direct competition for properties with numerous oil and natural gas companies and partnerships exploring various areas of Texas, Oklahoma and elsewhere. Many competitors are large, well-known oil and natural gas and/or energy companies, although no single entity dominates the industry. Many of our competitors possess greater financial and personnel resources, enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry.

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

Other Matters

Environmental. Our exploration, development, and production of oil and natural gas, including our operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil, natural gas, and disposal wells. Our domestic activities are subject to a variety of environmental laws and regulations, including but not limited to, the Oil Pollution Act of 1990 (“OPA”), the Clean Water Act (“CWA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act (CAA), and the Safe Drinking Water Act (“SDWA”), as well as state regulations promulgated under comparable state statutes. We are also subject to regulations governing the handling, transportation, storage, and disposal of naturally occurring radioactive materials that are found in our oil and gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for cleanup of pollution.

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

Hydraulic Fracturing. Vast quantities of natural gas, natural gas liquids and oil deposits exist in deep shale and other unconventional formations. It is customary in our industry to recover these resources through the use of hydraulic fracturing, combined with horizontal drilling. Hydraulic fracturing is the process of creating or expanding cracks, or fractures, in deep underground formations using water, sand and other additives pumped under high pressure into the formation. As with the rest of the industry, we use hydraulic fracturing as a means to increase the productivity of almost every well that we drill and complete. These formations are generally geologically separated and isolated from fresh ground water supplies by thousands of feet of impermeable rock layers. We follow applicable legal requirements for groundwater protection in our operations that are subject to supervision by state and federal regulators (including the Bureau of Land Management (“BLM”) on federal acreage). Furthermore, our well construction practices require the installation of multiple layers of protective steel casing surrounded by cement that are specifically designed and installed to protect freshwater aquifers by preventing the migration of fracturing fluids into aquifers.

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

Hydraulic fracture stimulation requires the use of water. We use fresh water or recycled produced water in our fracturing treatments in accordance with applicable water management plans and laws. Several proposals are before the U.S. Congress that, if implemented, would either prohibit or restrict the practice of hydraulic fracturing or subject the process to regulation under the Safe Drinking Water Act. Several states are considering legislation to regulate hydraulic fracturing practices that could impose more stringent permitting, transparency, and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether. Hydraulic fracturing of wells and subsurface water disposal are also under public and governmental scrutiny due to potential environmental and physical impacts, including possible contamination of groundwater and drinking water and possible links to earthquakes. In addition, some municipalities have significantly limited or prohibited drilling activities and/or hydraulic fracturing, or are considering doing so.

Restrictions on hydraulic fracturing could make it prohibitive to conduct our operations, and also reduce the amount of oil, natural gas liquids and natural gas that we are ultimately able to produce in commercial quantities from our properties.

The Endangered Species Act. The Endangered Species Act (“ESA”) restricts activities that may affect areas that contain endangered or threatened species or their habitats. While some of our assets and lease acreage may be located in areas that are designated as habitats for endangered or threatened species, we believe that we are in substantial compliance with the ESA. However, the designation of previously unidentified endangered or threatened species in areas where we intend to conduct construction activity could materially limit or delay our plans.

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

Commitments and Contingencies. We are liable for future restoration and abandonment costs associated with our oil and gas properties. These costs include future site restoration, post closure and other environmental exit costs. The costs of future restoration and well abandonment have not been determined in detail. State regulations require operators to post bonds that assure that well sites will be properly plugged and abandoned. We currently operate only in Texas and Oklahoma, which require a security bond based on the number of wells we operate. Management views this as a necessary requirement for operations and does not believe that these costs will have a material adverse effect on our financial position as a result of this requirement.

Available Information

Our website address is http://www.camber.energy. The information on, or that may be accessed through, our website is not incorporated by reference into this report and should not be considered a part of this report. You can access our filings of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such reports have been filed with the United States Securities and Exchange Commission (SEC). In addition, you can access our proxy statements, our Code of Business Conduct and Ethics, Nominating and Corporate Governance Committee Charter, Audit Committee Charter, and Compensation Committee Charter on our website http://www.camber.energy, at “Investors” – “SEC Filings” – “All SEC Filings” and “Governance” - “Policies”.

Our fiscal year ends on the last day of March of each year. We refer to the years ended March 31, 2017 and 2016 as our 2017 and 2016 fiscal years, respectively.

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

As of March 31, 2017, we had $0.7 million in cash. Our primary sources of cash for the year ended March 31, 2017 were from funds generated from the sale of preferred stock, exercise of warrants, the sale of natural gas (including NGL) and crude oil production and funds borrowed under funding agreements.

We do not currently have all of the financial resources to fully develop and execute on all of our other business opportunities, nor do we have all of the resources to satisfy our debt obligations including the Letter Loan Agreement with Louise H. Rogers (as amended and modified to date, the “Rogers Loan”) which is due on July 31, 2017. We intend to finance our development through our producing assets, equity or debt financings and by securing financial and strategic partners focused on development of these opportunities. We can make no assurances that our business operations will provide us with sufficient cash flows to continue our operations. We will need to raise additional capital through equity and debt financing for any new ventures that are developed, for debt services, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. We may consider a full range of financing options in order to develop our business.

We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels; (ii) successfully develop our assets; (iii) fund certain obligations as they become due; (iv) respond to competitive pressures or unanticipated capital requirements; or (v) repay our indebtedness. If we fail to repay or refinance the Rogers Loan when due on July 31, 2017, then we may be forced to sell our assets owned by CATI, which are secured by the Rogers Loan, in order to satisfy the outstanding debt or take other remedial steps.

We require significant additional financing to continue as a going concern and pay outstanding liabilities and our lack of available funding raises questions regarding our ability to continue as a going concern.

Due to the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to drill additional wells and develop our proved undeveloped reserves (PUDs), either because we are unable to raise sufficient funding for such development activities, or otherwise, or in the event we are unable to acquire additional operating properties; we believe that our revenues will continue to decline over time. Furthermore, in the event we are unable to raise additional funding in the future we will not be able to participate in the drilling of planned additional wells, will not be able to complete other drilling and/or workover activities, and may not be able to make required payments on our outstanding liabilities, including amounts owed on the Rogers Loan. Therefore, in the event we do not raise additional funding in the future we will be forced to scale back our business plan, sell or liquidate assets to satisfy outstanding debts and/or take other steps which may include seeking bankruptcy protection.

These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months following the issuance of these financial statements. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The financial statements included herein also include a going concern footnote from our auditors.

Additionally, due to our need for immediate funding, we may be forced to raise capital through the sale of debt (subordinated to International Bank of Commerce (“IBC”)) or equity in the near term. In order to issue additional convertible debt securities, we must, subject to certain exceptions, obtain the consent of the investor in our April 2016 financing. If we are unable to obtain the consent of this investor in connection with future financings, we may be unable to raise additional capital on acceptable terms, or at all. If external financing sources are not available in a timely manner or at all, or are inadequate to fund our operations, it could materially harm our financial condition and results of operation. We may not have the time or resources available to seek stockholder approval (if required pursuant to applicable NYSE MKT rules and requirements) for such transactions which may result in the issuance of more than 20% of our outstanding common stock. As such, we may instead rely on an exemption from the NYSE MKT stockholder approval rules which allows an NYSE MKT listed company an exemption from such rules when a delay in securing stockholder approval would seriously jeopardize the financial viability of the company. Consequently, our stockholders may not be offered the ability to approve transactions we may undertake in the future, including those transactions which would ordinarily require stockholder approval under applicable NYSE MKT rules and regulations, and/or those transactions which would result in substantial dilution to existing stockholders.

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

We have substantial indebtedness which could adversely affect our financial flexibility and our competitive position.  We have previously received notice of the breach of certain of the terms of our $40 million IBC Loan Agreement, and our future failure to comply with financial covenants in our debt agreements could result in such debt agreements again being declared in default.

We have a significant amount of outstanding indebtedness. As of March 31, 2017, we owed approximately $3 million in accounts payable and $44 million in notes payable, which included amounts owed under our $40 million Loan Agreement with IBC as described in greater detail below under “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 6 – Notes Payable and Debenture” - “Loan Agreement with International Bank of Commerce (“IBC”)”.

Our substantial indebtedness could have important consequences and significant effects on our business. For example, it could:

●	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
●	require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes; restrict us from taking advantage of business opportunities;
●	make it more difficult to satisfy our financial obligations;
●	place us at a competitive disadvantage compared to our competitors that have less debt obligations; and
●	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes in satisfactory terms or at all.

We will need to raise additional funding in the future to repay or refinance the IBC Loan Agreement and our accounts payable, and as such may need to seek additional debt or equity financing. Such additional financing may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our operations, which may cause the value of our securities to decline in value and/or become worthless.

The Company is in breach of certain terms of the IBC Loan Agreement, including maintaining net worth at required levels, exceeded caps on certain administrative expenses, failure to reimburse IBC for certain loan related costs and expenses, and failure to comply with certain post-closing covenants relating to the assignment of oil and gas wells, mortgages and the completion of certain curative title requirements. The Company’s current management is negotiating a potential resolution to the breaches with IBC.

However, IBC can provide us notice of default at any time and require immediate repayment of the entire loan. If the IBC loan was accelerated, we could be forced to sell assets, IBC could foreclose on our assets, substantially all of which are pledged to secure the amounts due under the IBC Loan Agreement, curtail our business plans and/or seek bankruptcy protection, any of which may cause the value of our securities to decline in value or become worthless.

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

We face intense competition.

We are in direct competition for properties with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of Texas and Oklahoma. Many competitors are large, well-known energy companies, although no single entity dominates the industry. Many of our competitors possess greater financial and personnel resources enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry. Management believes that a viable marketplace exists for smaller producers of natural gas and crude oil.

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

One of our wholly-owned subsidiaries currently owes significant funds under an outstanding promissory note, the repayment of which is secured by a first priority security interest in a significant amount of our assets.

On August 13, 2013, we entered into the Rogers Loan, as described in greater detail under, “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 6 – Notes Payable and Debenture” – “Rogers Loan and Promissory Note”. The maturity date of the Rogers Loan is currently July 31, 2017. We have also (i) transferred all of our oil and gas interests and equipment existing as of December 16, 2015 (the “CATI Properties”) to our wholly-owned Texas subsidiary, CATI; (ii) clarified that following the transfer, Louis H. Rogers (“Rogers”) has no right to foreclose upon us (at the Nevada corporate parent level) upon the occurrence of an event of default under the Rogers Loan, and that instead Rogers can only take action against CATI and the CATI Properties; and (iii) required Rogers to release all UCC and other security filings on us (provided that Rogers is allowed to file the same filings on CATI and its assets). Finally, we have entered into an Assignment, Novation, and Assumption Agreement (the “Assignment Agreement”). Pursuant to the Assignment Agreement, we assigned our obligations under the Rogers Loan and related loan documents, to CATI, as if CATI had originally been a party thereto, CATI agreed to assume such obligations and to take whatever actions requested by Rogers in order for Rogers to secure the amounts owed under the Rogers Note, and Rogers agreed to release us (at the parent company level) from any obligations under the Rogers Loan and related loan documents, other than under the amendment above. Notwithstanding the above, we do not have sufficient funds to repay the Rogers Loan. In the event of the default in the payment when due of the amounts owed under the Rogers Loan, as amended, Rogers may seek to secure her interest pursuant to the aforementioned security rights in CATI and the CATI Properties. If CATI is in default of the Rogers Loan, Rogers can take certain actions under the Rogers Loan, including demanding immediate repayment of all amounts outstanding or initiating foreclosure proceedings against CATI and the CATI Properties. As the Rogers Loan is secured by substantially all of the CATI Properties, Rogers (or where applicable, her agent) can foreclose on the CATI Properties. Because our ownership interest in CATI a foreclosure on the CATI Properties could cause the value of our securities to decline. Additionally, as a result of the above, CATI may be forced to seek bankruptcy protection.

The future occurrence or continuance of an event of default under the Rogers Loan, IBC loan or the acceleration of amounts owed thereunder could have a material adverse effect on us and our financial condition.

The Rogers Loan and the amounts owed to IBC include standard and customary events of default. Upon the occurrence of an event of default under the Rogers Loan, Rogers may declare the entire unpaid loan balance (as well as any interest, fees and expenses) immediately due and payable under the Rogers Loan. Upon the occurrence of an event of default under the IBC loan (provided that as described above, we are in breach of certain terms and conditions of the IBC loan and IBC can, at any time, provide us a notice of the occurrence of an event of default thereunder), IBC may declare the entire unpaid balance (as well as any interest, fees and expenses) immediately due and payable under the IBC loan. Funding to repay such amounts, if required, may not be available timely, on favorable terms, if at all, and if our creditors were to require immediate repayment of the amounts owed, it would likely have a material adverse effect on our results of operations, financial condition and the value of our common stock.

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

We have significant amounts of outstanding debt and our operations may not be able to generate sufficient cash flows to meet our debt service obligations, which could reduce our financial flexibility, increase interest expenses and adversely impact our operations.

We currently have $44.4 million in outstanding debt, net of debt discount. Our ability to make payments on such indebtedness will depend on our ability to generate cash from our assets. We may not generate sufficient cash flow from operations to enable us to repay this indebtedness and to fund other liquidity needs, including capital expenditure requirements. Such indebtedness could affect our operations in several ways, including the following:

●	a significant portion of our cash flows are required to be used to service such indebtedness;

●	a high level of debt could increase our vulnerability to general adverse economic and industry conditions;

●	covenants contained in our agreements governing such outstanding indebtedness could limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments;

●	a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, our competitors may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing; and

●	debt covenants may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry.

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

The shares of Series B Preferred Stock are convertible into shares of common stock and, when and if converted, will result in additional dilution to our current stockholders.

Each share of Series B Preferred Stock is convertible, at the option of the holder, into that number of fully-paid, nonassessable shares of common stock determined by dividing the Original Issue Price for the Series B Preferred Stock ($25.00, as may be adjusted for recapitalizations) by the Conversion Price ($3.50, as may be adjusted for recapitalizations)(i.e., on a 7.14-to-1 basis). Each share of Series B Preferred Stock will automatically convert into shares of common stock under certain conditions set forth in the Certificate of Designations of the Series B Preferred Stock. Assuming the conversion of all such shares, this would result in the issuance of approximately 2,917,914 shares of common stock.

Concentration of share ownership by our largest stockholders may prevent other stockholders from influencing significant corporate decisions.

Our officers and directors own approximately 25.5% of our outstanding voting shares. As a result, they have the ability to exert significant influence over matters requiring approval by our stockholders, including the election and removal of directors, and the outcome of corporate actions, including a change of control of the Company, a business combination involving the Company, the incurrence of indebtedness, the issuance of equity securities and the payment of dividends on our stock. This concentration of ownership could be disadvantageous to other stockholders with differing interests from such persons.

Any weakness in internal control over financial reporting or disclosure controls and procedures could result in a loss of investor confidence in our financial reports and lead to a stock price decline.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and report the results in our annual report on Form 10-K, including this Annual Report on Form 10-K. We are also required to maintain effective disclosure controls and procedures. If material weaknesses arise and they are not remedied, we will be unable to assert that our internal controls are effective. Any failure to have effective internal control over financial reporting or disclosure controls and procedures could cause investors to lose confidence in the accuracy and completeness of our financial reports, limit our ability to raise financing or lead to regulatory sanctions, any of which could result in a material adverse effect on our business or decline in the market price of our common stock.

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

We depend to a significant degree upon the involvement of our management, specifically, our Interim Chief Executive Officer and director, Richard N. Azar II, who is in charge of our strategic planning and operations. Our performance and success are dependent to a large extent on the efforts and continued employment of Mr. Azar. We do not believe that Mr. Azar could be quickly replaced with personnel of equal experience and capabilities, and his successor(s) may not be as effective. If Mr. Azar or any of our other key personnel resign or become unable to continue in their present roles and if they are not adequately replaced, our business operations could be adversely affected.

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

The value of our assets depends on prices of natural gas and oil. Declines in these prices as well as increases in development costs, changes in well performance, delays in asset development or deterioration of drilling results may result in our having to make material downward adjustments to our estimated proved reserves, and could result in an impairment charge and a corresponding write-down of the carrying amount of our oil and natural gas properties. For example, in March 2016, we recorded an impairment of approximately $21.4 million associated with oil and gas properties in certain non-core fields in south Texas. The impairment of these fields was due to a significant decline in commodity prices during the 2016 fiscal year. During the year ended March 31, 2017, the Company recorded impairments totaling $79.1 million, which represented $10.9 million related to proved properties, $18.7 million related to unproved properties, and $49.5 million in conjunction with the Acquisition, primarily due to continued low commodity prices during the fiscal year.

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

Specifically, as an owner or lessee and operator of crude oil and natural gas properties, we are subject to various federal, state, local and foreign regulations relating to the discharge of materials into, and the protection of, the environment. These regulations may, among other things, impose liability on us for the cost of pollution cleanup resulting from operations, subject us to liability for pollution damages and require suspension or cessation of operations in affected areas. Moreover, we are subject to the United States (“U.S.”) EPA rule requiring annual reporting of greenhouse gas (“GHG”) emissions. Changes in, or additions to, these regulations could lead to increased operating and compliance costs and, in turn, materially and adversely affect our business, results of operations and financial condition.

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

Our properties are located in Texas and Oklahoma, making us vulnerable to risks associated with operating in one major geographic area.

All of our properties are located in Texas and Oklahoma. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from wells caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, or interruption of transportation of oil or natural gas produced from the wells in this area. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and gas producing areas such as the ones we operate in, which may cause these conditions to occur with greater frequency or magnify the effect of these conditions. Due to the concentrated nature of our portfolio, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

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

Risks Relating To An Investment In Our Securities

We are currently not in compliance with NYSE MKT continued listing standards and if we are unable to maintain compliance with NYSE MKT continued listing standards, our common stock may be delisted from the NYSE MKT equities market, which would likely cause the liquidity and market price of our common stock to decline.

Our common stock currently is listed on the NYSE MKT. The NYSE MKT will consider suspending dealings in, or delisting, securities of an issuer that does not meet its continued listing standards. If we cannot meet the NYSE MKT continued listing requirements, the NYSE MKT may delist our common stock, which could have an adverse impact on us and the liquidity and market price of our stock.

We may be unable to comply with NYSE MKT continued listing standards. Our business has been and may continue to be affected by worldwide macroeconomic factors, which include uncertainties in the credit and capital markets. External factors that affect our stock price, such as liquidity requirements of our investors, as well as our performance, could impact our market capitalization, revenue and operating results, which, in turn, could affect our ability to comply with the NYSE MKT’s listing standards. The NYSE MKT has the ability to suspend trading in our common stock or remove our common stock from listing on the NYSE MKT if in the opinion of the exchange: (a) the financial condition and/or operating results of the Company appear to be unsatisfactory; or (b) it appears that the extent of public distribution or the aggregate market value of our common stock has become so reduced as to make further dealings on the exchange inadvisable; or (c) we have sold or otherwise disposed of our principal operating assets, or have ceased to be an operating company; or (d) we have failed to comply with our listing agreements with the exchange (which include that we receive additional listing approval from the exchange prior to us issuing any shares of common stock, something we have inadvertently failed to comply with in the past); or (e) any other event shall occur or any condition shall exist which makes further dealings on the exchange unwarranted.

On July 21, 2016, we were notified by the NYSE MKT (the “Exchange”) that we were not in compliance with certain of the Exchange’s continued listing standards as set forth in Part 10 of the NYSE MKT Company Guide (the “Company Guide”). Specifically, we were not in compliance with Sections 1003(a)(ii) and (iii) of the Company Guide in that we reported stockholders’ equity of $2.4 million as of March 31, 2016 and net losses in our five most recent fiscal years then ended, meaning that we did not have stockholders’ equity over (a) $4 million (required if an Exchange-listed company has had losses from continuing operations and/or net losses in three of its last four fiscal years, as we did) or (b) over $6 million (required if an Exchange listed company has had losses from continuing operations and/or net losses in its five most recent fiscal years, as we did).

In order to maintain our listing on the Exchange, the Exchange requested that we submit a plan of compliance (the “Plan”) by August 21, 2016, addressing how we intended to regain compliance with Sections 1003(a)(ii) and (iii) of the Company Guide by January 21, 2018, which plan was accepted by the Exchange. As such, at or before January 21, 2018, we must either be in compliance or must have made progress that is consistent with the accepted Plan during that period. Failure to meet the requirements to regain compliance could result in the initiation of delisting proceedings.

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

Our common stock is listed on the NYSE MKT under the symbol “CEI.” Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Additionally, general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to our actual value, and not reflect the actual value of our common stock. You should exercise caution before making an investment in us.

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

The warrants sold in our April 2014 offering have anti-dilution rights which could cause their exercise price to be reduced.

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

We have authorized capital stock consisting of 200,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of the date of this filing, we have 34,196,799 shares of common stock outstanding, 408,508 shares of Series B Preferred Stock outstanding and 394 shares of Series C Preferred Stock outstanding (each as described in greater detail below under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” - “Description of Capital Stock” - “Preferred Stock”). As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, subject to the requirements of the NYSE MKT (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), which if issued could cause substantial dilution to our then stockholders. Shares of additional preferred stock may also be issued by our Board of Directors without stockholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have super voting rights and/or other rights or preferences which could provide the preferred stockholders with substantial voting control over us subsequent to the date of this prospectus and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

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

If persons engage in short sales of our common stock, including sales of shares to be issued upon exercise of our outstanding warrants, convertible debentures and preferred stock, the price of our common stock may decline.

Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. In addition, holders of options, warrants and other convertible securities will sometimes sell short knowing they can, in effect, cover through the exercise or conversion of options, warrants and other convertible securities, thus locking in a profit. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock issued upon exercise or conversion of options, warrants and other convertible securities could cause even greater declines in the price of our common stock due to the number of additional shares available in the market upon such exercise/conversion, which could encourage short sales that could further undermine the value of our common stock. You could, therefore, experience a decline in the value of your investment as a result of short sales of our common stock.

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

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. Specifically, we are required to prepare and file annual, quarterly and current reports, proxy statements and other information with the SEC. Additionally, our officers, directors and significant stockholders are required to file Form 3, 4 and 5’s and Schedule 13D/Gs with the SEC disclosing their ownership of the Company and changes in such ownership. Furthermore, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. The costs and expenses of compliance with SEC rules and our filing obligations with the SEC, or our identification of deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, could materially adversely affect our results of operations or cause the market price of our stock to decline in value.

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

Risks Related To Our Outstanding Convertible Securities

Due to the occurrence of a trigger event under, and other adjustment mechanisms related to, the First Warrant, the premium associated therewith increased to 17% per annum and upon the exercise thereof, the premium through maturity was due in full.

A trigger event under the First Warrant occurred on June 30, 2016. As a result thereof, and as a result of certain other adjustment mechanisms in the First Warrant, the premium on the First Warrant increased from 6% per annum to 17% per annum. Pursuant to the terms of the First Warrant, the premium through maturity (i.e., seven years) was due upon exercise of the First Warrant. The premium is payable by way of the conversion of the total premium payable in connection therewith $5,355,000 into shares of our common stock at a discount to the volume weighted average sales price of our common stock during a measurement period, which currently continues indefinitely. As such, as long as the value of our common stock continues to decline in value, the Investor will be due more shares of common stock forever, which issuances will significantly dilute existing shareholders and the sale of which securities will likely result in the continuous decline in the value of our common stock, thereby resulting in even more shares being due to the Investor. Since the date that the Investor exercised the First Warrant the Investor has been issued an aggregate of 9,675,154 shares of our common stock of the 36,112,243 shares which are due as of July 10, 2017.

The full amount of premiums, interest and dividends through the maturity date of each applicable security is due upon the repayment/redemption (where applicable), exercise or conversion, as applicable, of the Debenture and Series C Preferred Stock.

The Debenture and Series C Preferred Stock provide that all applicable interest (due under the terms of the Debenture), and dividends (due under the terms of the Series C Preferred Stock), which each initially accrued in the amount of 6% per annum and which increase or decrease subject to the terms of the applicable securities, based on among other things, the trading price of the Company’s common stock, up to a maximum of 34.95% per annum (which pursuant to the Investor, are the current applicable percentage interest rates), are due upon exercise or conversion, or repayment/redemption (where applicable) thereof, for the full seven year term of such securities.

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

The number of shares of common stock issuable in consideration for premiums, interest and dividends through maturity on the First Warrant, Debenture and Series C Preferred Stock, continue to be adjustable after the exercise or conversion of such securities.

Pursuant to the terms of the First Warrant, Debenture and Series C Preferred Stock, the conversion rate of such securities in connection with the premiums, interest and dividends due on such securities through maturity (each 7 years, regardless of when converted or exercised), continues to be adjustable after the issuance of such securities. Specifically, such securities remain adjustable, based on a discount to the lowest daily volume weighted average price during a measuring period for a period of 60 days after the applicable number of shares stated in the initial exercise/conversion notice have actually been received into the Investor’s designated brokerage account in electronic form and fully cleared for trading (subject to certain extensions described in the applicable securities, which the Investor alleges have occurred to date, one of the effects of which is that the measuring period for the First Warrant continues indefinitely). Because the Investor is limited to holding not more than 4.99% of the Company’s common stock upon exercise/conversion of any security, the Investor will not receive all of the shares due upon any exercise/conversion, until it has sold shares and been issued additional shares and as such, the beginning date for the applicable 30 or 60 day period after issuance/conversion is impossible to determine and may be a significant additional number of days after the initial exercise/conversion by the Investor.

In the event of a decrease in the Company’s stock price during the applicable measuring periods, the conversion rate of the premiums, interest and dividends due on such applicable securities will adjust downward and the Investor will be due additional shares of common stock, which issuances may cause further significant dilution to existing shareholders and the sale of such shares may cause the value of the Company’s common stock to decline in value. Furthermore, it is likely that the sale by the Investor of the shares of common stock which the Investor receives in connection with any exercise/conversion, including, but not limited to the shares of common stock which the Investor received in connection with the exercise of the First Warrant, during the applicable measuring period, will cause the value of the Company’s common stock to decline in value and the conversion rate to decrease and will result in the Investor being due additional shares of common stock during the measuring period, which will trigger additional decreases in the value of the Company’s common stock upon further public sales by the Investor. If this were to occur, the Investor would be entitled to receive an increasing number of shares, upon exercise/conversion of the remaining securities, which could then be sold, triggering further price declines and exercises/conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

The issuance of common stock upon conversion of the Debenture and Series C Preferred Stock will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the Debenture and Series C Preferred Stock will result in immediate and substantial dilution to the interests of other stockholders. Although the Investor may not receive shares of common stock exceeding 4.99% of our outstanding shares of common stock immediately after affecting such exercise/conversion, this restriction does not prevent the Investor from receiving shares up to the 4.99% limit, selling those shares, and then receiving the rest of the shares it is due, in one of more tranches, while still staying below the 4.99% limit. If the Investor chooses to do this, it will cause substantial dilution to the then holders of our common stock.

The Investor, subject to applicable contractual restrictions, and/or a third party, may sell short our common stock, which could have a depressive effect on the price of our common stock.

As described above, the conversion price for the value of premiums, interest and dividends due in connection with the First Warrant, Debenture and Series C Preferred Stock, is based on a discount to the trading price of the Company’s common stock. The Investor is not currently prohibited from selling the Company’s stock short. Additionally, nothing prohibits a third party from selling the Company’s common stock short based on their belief that due to the dilution caused by the conversions/exercises of the securities held by the Investor, that the trading price of the Company’s common stock will decline in value. The significant downward pressure on the price of our common stock as the Investor sells material amounts of our common stock could encourage investors to short sell our common stock. This could place further downward pressure on the price of our common stock and in turn result in the Investor receiving additional shares of common stock upon exercise/conversion of its securities, and adjustments thereof.

The Company is limited in its ability to undertake subsequent financings.

Until at least six months after the entire Debenture has been converted or redeemed, the Company has agreed to not enter into any equity or convertible financing pursuant to which securities issued at a discount or with a variable conversion price are issued, subject to certain exceptions. These restrictions may make it more costly for us to raise funding in the future or may limit our ability to raise funding, which could force us to curtail our business plan or prohibit us from taking advantage of attractive investment, acquisition or drilling activities. All of which could have a negative effect on the value of our common stock and our near-term or long-term prospects.

ITEM 2. PROPERTIES.

Areas of Activities

We operate and invest in areas that are known to be productive, with a reasonably established production history, in order to decrease geological and exploratory risk. Our activities in the Gulf Coast areas of Texas are concentrated on two adjoining formations: the Austin Chalk and Eagle Ford, provided that we are not currently active in those areas as of the filing of this report and do not plan to be in the future. Camber’s acreage position is in the oil window of the Eagle Ford trend and we currently have approximately 7,300 net acres in the Gonzales, Karnes and Wilson County, Texas areas, all of which are held by production. With the closing of the Acquisition, the Company acquired over 13,000 net acres in producing fields located primarily in the Mid-Continent region of Oklahoma including Payne, Lincoln and Logan Counties, along with a small amount of interest in production located in Glasscock County, Texas. The Mid-Continent assets produce from a liquids-rich, gas reservoir known as the Hunton formation. These properties include interests in four different fields, of which one is operated by Camber and the other three are non-operated. The Glasscock County, Texas properties produce oil and gas primarily from the Wolfberry, Cline and Fusselman formations and are all non-operated. In addition, the Company recently acquired approximately 3,600 net acres and operations under a joint venture agreement to pursue the emerging Horizontal San Andres play in Gaines County, Texas, located in the Central Basin Platform area of the Permian Basin (as described in greater detail below). The Company intends to resume and continue its leasing activities at Jack Rabbit during the second-half of 2017, funding permitting, to position the Company for a drilling program beginning in 2018, funding permitting with a joint venture partner for drilling and/or a farmout. In addition, the Company negotiated an Option Agreement for acquiring a 28.5% non-operated working interest in 11,000 net acres, also in pursuit of the Horizontal San Andres Play in Yoakum and Cochran Counties, Texas, located in the Northwest Shelf area of the Permian Basin, known as the Arrowhead Project.

The following table summarizes our gross and net developed and undeveloped leasehold and mineral fee acreage at March 31, 2017. Acreage in which our interest is limited to royalty and overriding royalty interests is excluded:

Acreage

	Total		Developed(1)		Undeveloped(2)
	Gross	Net	Gross	Net	Gross	Net
Central Oklahoma / Midcontinent	54,807	16,122	45,177	13,046	9,630	3,076
West Texas	19,823	3,535	3,500	221	16,323	3,314
Austin Chalk / Eagle Ford	7,416	7,333	7,416	7,333	—	—
Total	82,046	26,990	56,093	20,600	25,953	6,390

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

Production, Sales Price and Production Costs

The Company produced oil, natural gas and NGLs from 120 wells in four Texas counties and three Oklahoma counties in the Mid-Continent regions during the year ended March 31, 2017. The number of operated gross wells was 78 wells and the total number of gross wells was 192, with the active producers being 120, as of the date of this report.

The following tables represent our total production, average sales prices and average production costs for the years ended March 31, 2017 and 2016:

	2017	2016
Net Operating Revenues:
Crude Oil	$1,654,589	$968,146
Natural Gas	1,636,212	—
NGL	2,011,223	—
Total Revenues	$5,302,024	$968,146

Production sales:
Crude oil (Bbls)	36,331	22,190
Natural gas (Mcf)	546,644	—
NGL (Gallons)	4,095,651	—
Total (barrels oil equivalent or Boe)(1)	224,954	22,190

(1) Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Average Sales Price:
Crude Oil ($/Bbl)	$45.54	$43.63
Natural Gas ($/Mcf)	2.99	—
NGL ($/Gal)	0.49	—

Average Production Cost ($/Boe):	$15.64	$38.92

As of March 31, 2017, production from the Pilgrim and Twin Cities fields are the only field that comprises 15% or more of our total proved reserves as of that date. The production volumes for the years ended March 31, 2017 and 2016 are represented in the table below:

	2017	2016
Pilgrim
Crude oil (Bbls)	1,368	17,876
Natural gas (Mcf)	53,360	—
NGL (Bbls)	57,944	—

Twin Cities
Crude oil (Bbls)	2,397	—
Natural gas (Boe)	27,267	—
NGL (Bbls)	31,324	—

Well Summary

The following table presents our ownership in productive crude oil and natural gas wells at March 31, 2017. This summary includes wells in which we have a working interest:

	Gross	Net
Texas:	65.0	29.7
Oklahoma:	75.0	26.5
Total	140	56.2

Drilling Activity

We drilled wells or participated in the drilling of wells as indicated in the table below:

	Net Wells Drilled
	2017		2016
	Gross	Net	Gross	Net
Development
Productive	2	2	—	—
Day	—	—	—	—
Exploratory
Productive	—	—	—	—
Day	—	—	—	—

At March 31, 2017, we had no gross or net wells that were in the process of being drilled nor did we have any delivery commitments.

Oil and Natural Gas Reserves

Reserve Information. For estimates of Camber’s net proved producing reserves of crude oil and natural gas, as well as discussion of Camber’s proved and probable undeveloped reserves, see “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”. At March 31, 2017, Camber’s total estimated proved reserves were 5.6 million Boe of which 1.6 million Bbls were crude oil reserves, and 4.0 Bcf were natural gas reserves.

Internal Controls. Mark Bunch, is the technical person primarily responsible for our internal reserves estimation process (which are based upon the best available production, engineering and geologic data) and provides oversight of the annual audit of our year end reserves by our independent third party engineers. Mr. Bunch has served as Senior Vice President - Engineering & Operations, a contractor position, since September 2016, where he is in charge of engineering and operations at the Company. From September 2012 to April 2016, Mr. Bunch served as a manager with Davis Petroleum Corp. From January 2007 to September 2012, Mr. Bunch served as Chief Operating Officer and Partner with Mecom Oil, LLC. From 1999 to 2007, Mr. Bunch served as Vice President, Huddleston & Co., Inc. & Peter Paul Petroleum. From 1993 to 1999, Mr. Bunch served as Engineering Manager with Petrocorp, Inc. From 1981 to 1992, Mr. Bunch served as Reservoir and Production Engineer, Arco Oil & Gas Co. He has a Bachelor’s of Science in Petroleum Engineering from Texas A&M University in 1981. Mr. Bunch has over 35 years of experience with a variety of large and small oil and gas companies and is a licensed professional engineer.

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

Qualifications of Third Party Engineers. The technical person primarily responsible for the audit of our reserves estimates at Ralph E. Davis Associates, LLC is Curt Taylor, who meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Ralph E. Davis Associates, LLC is an independent firm and does not own an interest in our properties and is not employed on a contingent fee basis. Reserve estimates are imprecise and subjective, and may change at any time as additional information becomes available. Furthermore, estimates of oil and gas reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. A copy of the report issued by Ralph E. Davis Associates, LLC is filed with this report as Exhibit 99.1.

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

On April 1, 2016, we entered into a lease agreement pursuant to which we agreed to lease 4,439 square feet of office space at 450 Gears Road, Houston, Harris County, Texas 77067 (Suite 860, versus Suite 780 as was leased previously). The lease had a 65-month term (through August 2021), and commenced on April 1, 2016. The monthly rental cost under the lease was -$0- for the month of April 2016, and $7,676 for the months of May 2016 through April 2017, plus as applicable, our pro rata share of operating expenses and taxes which exceed the total operating expenses and taxes of the property for the first year of the lease. On March 31, 2017, we amended our lease at 450 Gears Road to expand to a total of 6,839 square feet, commencing on May 1, 2017. The amendment extended the lease period to November 2021. The monthly rental cost under the amended lease is $11,826 for the months of May 2017 through July 2017, $-0- for the month of August 2017, $12,111 for the months of September 2017 through August 2018, $-0- for the month of September 2018, $12,396 for the months of October 2018 through September 2019, $-0- for the month of October 2019, $12,681 for the months of November 2019 through October 2020, $-0- for the month of November 2020 and $12,966 for the months of December 2020 through November 2021. We have the option to terminate the lease on the last day of the 39th month of the lease term, if we provide six months prior notice to the landlord and pay a termination fee as defined by the agreement. We also have the right at the end of the lease term to extend the lease for an additional five year term. We currently plan to terminate our Houston, Texas lease and move our principal office to San Antonio, Texas, provided that no settlement or other understanding has been worked out with our landlord as of the date of this filing.

In February 2014, we purchased a field office located in Gonzales, Texas, for approximately $50,000 which is used to provide local operational support for our properties in the Eagle Ford and Austin Chalk areas. The land upon which the field office resides was leased by the Company over a three-year term beginning in January 2014 through December 2016. The lease expired in December 2016.

ITEM 3. LEGAL PROCEEDINGS

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

On May 9, 2017, we filed a Petition and Request for Temporary Restraining Order, Preliminary Injunction and Permanent Injunction (the “Petition”), against Discover Growth Fund (otherwise defined as the Investor herein)(“Discover”) and Fifth Third Securities, Inc., in the United States District Court for the Southern District of Texas Houston Division (Civil Action 4:17-cv-1436). The Petition alleged causes of actions against Discover in connection with the Debenture, First Warrant and Series C Preferred Stock (the “Convertible Securities”) and alleged causes of action against Discover and Fifth Third in connection with conversions and sales of our common stock under the Convertible Securities. The Petition also sought declaratory relief in connection with certain terms and provisions of the Convertible Securities, sought exemplary damages and injunctive relief as well as a temporary restraining order to prevent Discover from further converting/exercising the Convertible Securities until the parties could reach a further understanding regarding the terms thereof. On May 11, 2017, the court rejected our motion for hearing in connection with a temporary restraining order. On May 16, 2017, Discover filed certain counterclaims against us and a request for a temporary restraining order and preliminary injunction. Discover also filed a motion to dismiss our Petition on the same date. After discussion among the parties, the lawsuit was subsequently dismissed by the parties on May 22, 2017. Notwithstanding the dismissal of the lawsuit, we have continued to have discussions with Discover regarding the potential buy-out from Discover of the Convertible Securities, provided no definitive terms have been agreed to as of the date of this filing and the parties may never come to an agreement regarding the terms of buy-out or settlement.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the NYSE MKT under the symbol CEI. Set forth in the table below are the quarterly high and low sales prices of our common stock on the NYSE MKT for the past two fiscal years. Prices represent inter-dealer quotations without adjustments for markups, markdowns, and commissions, and may not represent actual transactions.

	High	Low
2017
Quarter ended March 31, 2017	$1.45	$0.31
Quarter ended December 31, 2016	3.29	0.84
Quarter ended September 30, 2016	5.07	2.94
Quarter ended June 30, 2016	7.98	2.78

2016
Quarter ended March 31, 2016	$8.44	$2.46
Quarter ended December 31, 2015	10.65	1.57
Quarter ended September 30, 2015	5.45	1.23
Quarter ended June 30, 2015*	6.25	3.25

*Takes into account our 1:25 reverse stock split which took place on July 15, 2015.

Holders

As of July 10, 2017, there were approximately 155 record holders of our common stock, not including holders who hold their shares in street name.

Description of Capital Stock

The total number of shares of all classes of stock that we have authority to issue is 210,000,000, consisting of 200,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock, par value $.001 per share. As of July 10, 2017, we had (i) 34,196,799 shares of common stock outstanding, (ii) 2,000 designated shares of Series A Convertible Preferred Stock, none of which are outstanding, (iii) 600,000 designated shares of Series B Redeemable Convertible Preferred Stock, 408,508 of which are outstanding, and (iv) 5,000 designated shares of Series C Preferred Stock, 394 of which are outstanding.

Common Stock

Holders of our common stock: (i) are entitled to share ratably in all of our assets available for distribution upon liquidation, dissolution or winding up of our affairs; (ii) do not have preemptive, subscription or conversion rights, nor are there any redemption or sinking fund provisions applicable thereto; and (iii) are entitled to one vote per share on all matters on which stockholders may vote at all stockholder meetings. Each stockholder is entitled to receive the dividends as may be declared by our directors out of funds legally available for dividends. Our directors are not obligated to declare a dividend. Any future dividends will be subject to the discretion of our directors and will depend upon, among other things, future earnings, the operating and financial condition of our Company, our capital requirements, general business conditions and other pertinent factors.

The presence of the persons entitled to vote 33% of the outstanding voting shares on a matter before the stockholders shall constitute the quorum necessary for the consideration of the matter at a stockholders’ meeting.

The vote of the holders of a majority of the votes cast on the matter at a meeting at which a quorum is present shall constitute an act of the stockholders, except for the election of directors, who shall be appointed by a plurality of the shares entitled to vote at a meeting at which a quorum is present. The common stock does not have cumulative voting rights, which means that the holders of a majority of the common stock voting for election of directors can elect 100% of our directors if they choose to do so.

Preferred Stock

Subject to the terms contained in any designation of a series of preferred stock, the Board of Directors is expressly authorized, at any time and from time to time, to fix, by resolution or resolutions, the following provisions for shares of any class or classes of preferred stock:

1)	The designation of such class or series, the number of shares to constitute such class or series which may be increased (but not below the number of shares of that class or series then outstanding) by a resolution of the Board of Directors;

2)	Whether the shares of such class or series shall have voting rights, in addition to any voting rights provided by law, and if so, the terms of such voting rights;

3)	The dividends, if any, payable on such class or series, whether any such dividends shall be cumulative, and, if so, from what dates, the conditions and dates upon which such dividends shall be payable, and the preference or relation which such dividends shall bear to the dividends payable on any share of stock of any other class or any other shares of the same class;

4)	Whether the shares of such class or series shall be subject to redemption by the Company, and, if so, the times, prices and other conditions of such redemption or a formula to determine the times, prices and such other conditions;

5)	The amount or amounts payable upon shares of such series upon, and the rights of the holders of such class or series in, the voluntary or involuntary liquidation, dissolution or winding up, or upon any distribution of the assets, of the Company;

6)	Whether the shares of such class or series shall be subject to the operation of a retirement or sinking fund, and, if so, the extent to and manner in which any such retirement or sinking fund shall be applied to the purchase or redemption of the shares of such class or series for retirement or other corporate purposes and the terms and provisions relative to the operation thereof;

7)	Whether the shares of such class or series shall be convertible into, or exchangeable for, shares of stock of any other class or any other series of the same class or any other securities and, if so, the price or prices or the rate or rates of conversion or exchange and the method, if any, of adjusting the same, and any other terms and conditions of conversion or exchanges;

8)	The limitations and restrictions, if any, to be effective while any shares of such class or series are outstanding upon the payment of dividends or the making of other distributions on, and upon the purchase, redemption or other acquisition by the Company of the common stock or shares of stock of any other class or any other series of the same class;

9)	The conditions or restrictions, if any, upon the creation of indebtedness of the Company or upon the issuance of any additional stock, including additional shares of such class or series or of any other series of the same class or of any other class;

10)	The ranking (be it pari passu, junior or senior) of each class or series vis-à-vis any other class or series of any class of preferred stock as to the payment of dividends, the distribution of assets and all other matters;

11)	Facts or events to be ascertained outside the articles of incorporation of the Company, or the resolution establishing the class or series of stock, upon which any rate, condition or time for payment of distributions on any class or series of stock is dependent and the manner by which the fact or event operates upon the rate, condition or time of payment; and

12)	Any other powers, preferences and relative, participating, optional and other special rights, and any qualifications, limitations and restrictions thereof, insofar as they are not inconsistent with the provisions of our articles of incorporation, as amended, to the full extent permitted by the laws of the State of Nevada.

The powers, preferences and relative, participating, optional and other special rights of each class or series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

Series A Convertible Preferred Stock

The Series A Preferred Stock has no voting rights, no liquidation rights and no redemption rights, but has conversion rights providing the holder thereof the right to convert each outstanding share of Series A Preferred Stock into 40 shares of common stock. The Series A Preferred Stock contains a provision that limits the shares of common stock that the holder can own at any time upon conversion to an aggregate of 4.99% of our then issued and outstanding shares of common stock.

Series B Redeemable Convertible Preferred Stock

The Series B Preferred Stock has dividend rights that accrue at an annual rate of 6% until such Series B Preferred is no longer outstanding either due to conversion, redemption or otherwise. The Series B Preferred Stock also has liquidation rights equal to the original issue price of such shares and are payable upon our liquidation, dissolution or winding up, either voluntary or involuntary. Each outstanding share of Series B Preferred Stock is entitled to one vote on all stockholder matters to come before our stockholders and are not entitled to series voting except as required by law.

Each share of Series B Preferred Stock is convertible, at the option of the holder, into that number of fully-paid, nonassessable shares of common stock determined by dividing the Original Issue Price for the Series B Preferred ($25.00, as may be adjusted for recapitalizations) by the Conversion Price ($3.50, as may be adjusted for recapitalizations). Each share of Series B Preferred Stock automatically converts into shares of common stock under certain conditions set forth in the certificate of designations for the Series B Preferred Stock.

Subject to the terms of any credit or debt agreements in place which prevent us from redeeming the Series B Preferred Stock for cash, we have the option, exercisable from time to time after the Original Issue Date, to redeem all or any portion of the outstanding shares of Series B Preferred Stock which have not been previously converted into common stock, by paying each applicable holder, an amount equal to (a) the Original Issue Price multiplied by the number of shares of Series B Preferred Stock held by each applicable holder, subject to such redemption; plus (b) the accrued dividends on such shares.

The consent of a majority in interest of the Series B Preferred Stock must also be obtained prior to certain corporate actions.

Series C Redeemable Convertible Preferred Stock

Holders of the Series C Preferred Stock are entitled to cumulative dividends in the amount of 6.0% per annum, payable upon redemption, conversion, or maturity, and when, as and if declared by our Board of Directors in its discretion. The Series C Preferred Stock ranks senior to the common stock and pari passu with respect to our Series B Preferred Stock. The Series C Preferred Stock has no right to vote on any matters, questions or proceedings of the Company including, without limitation, the election of directors except: (a) during a period where a dividend (or part of a dividend) is in arrears; (b) on a proposal to reduce the Company’s share capital; (c) on a resolution to approve the terms of a buy-back agreement; (d) on a proposal to wind up the Company; (e) on a proposal for the disposal of all or substantially all the Company’s property, business and undertaking; and (f) during the winding-up of the Company.

The Series C Preferred Stock may be converted into shares of common stock at any time at the option of the holder, or at our option if certain equity conditions (as defined in the certificate of designation for the Series C Preferred Stock), are met. Upon conversion, we will pay the holders of the Series C Preferred Stock being converted an amount, in cash or stock at our sole discretion, equal to the dividends that such shares would have otherwise earned if they had been held through the maturity date, and issue to the holders such number of shares of Common stock equal to $10,000 per share of Series C Preferred Stock (the “Face Value”) multiplied by the number of such shares of Series C Preferred Stock divided by the applicable Conversion Price (as defined in the certificate of designation for the Series C Preferred Stock).

The conversion premium under the Series C Preferred Stock is payable and the dividend rate under the Series C Preferred Stock is adjustable. Specifically, the conversion rate of such premiums and dividends equals 95% of the average of the lowest 5 individual daily volume weighted average prices during the Measuring Period, not to exceed 100% of the lowest sales prices on the last day of the Measuring Period, less $0.05 per share of common stock, unless a triggering event has occurred, in which case the conversion rate equals 85% of the lowest daily volume weighted average price during the Measuring Period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such the Measuring Period, less $0.10 per share. The “Measuring Period” is the period beginning, if no trigger event has occurred, 30 trading days, and if a trigger event has occurred, 60 trading days, before the applicable notice has been provided regarding the exercise or conversion of the applicable security, and ending, if no trigger event has occurred, 30 trading days, and if a trigger event has occurred, 60 trading days, after the applicable number of shares stated in the initial exercise/conversion notice have actually been received into the Investor’s designated brokerage account in electronic form and fully cleared for trading (subject to certain extensions described in the applicable securities, which have been triggered to date). Because a trigger event has occurred under the Series C Preferred Stock and because certain requirements related to the termination of the Measuring Period are not met, and likely will never be met, the Measuring Period will likely continue indefinitely.

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

We may not issue any other preferred stock (other than the Series B Preferred Stock) that is pari passu or senior to the Series C Preferred Stock with respect to any rights for a period of one year after the earlier of such date (i) a registration statement is effective and available for the resale of all shares of common stock issuable upon conversion of the Series C Preferred Stock, or (ii) Rule 144 under the Securities Act is available for the immediate unrestricted resale of all shares of common stock issuable upon conversion of the Series C Preferred Stock.

Dividend Policy

We have not declared or paid cash dividends, or made distributions in the past. We do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings to finance operations. We may however declare and pay dividends in shares of our common stock in the future.

Recent Sales of Unregistered Securities

On October 7, 2016, the Investor exercised the First Warrant in full and was due 1,384,616 shares of common stock upon exercise thereof and an additional 2,542,735 shares of common stock in consideration for the conversion premium due thereon. A total of 810,000 shares were issued to the Investor on October 7, 2016, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock). The Company received gross proceeds of $4,500,000 from the exercise of the First Warrant and paid placement agent fees of $427,500 for services rendered in connection with the First Warrant. Pursuant to the terms of the First Warrant, the number of shares due in consideration for the conversion premium increases as the annual rate of return under the First Warrant increases, including by 10% upon the occurrence of certain triggering events (which had occurred by the October 7, 2016 date of exercise), to 17% per annum upon the exercise of the First Warrant. Additionally, as the conversion rate for the conversion premium is currently 85% of the lowest daily volume weighted average price during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share, the number of shares issuable in connection with the conversion premium increases as the trading price of our common stock decreases, and the trading price of our common stock has decreased since the date the First Warrant was exercised, triggering a further reduction in the conversion price of the conversion premium and an increase in the number of shares due to the Investor in connection with the conversion of the amount owed in connection with the conversion premium. Additionally, the measurement period for the calculation of the lowest daily volume weighted average price currently continues indefinitely.

As of July 10, 2017, a total of 9,675,154 shares of common stock had been issued to the Investor in connection with the exercise of the First Warrant of the approximately 37,496,859 shares which were alleged due (25,052,473 shares remain to be issued to the Investor, which shares are currently held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock)) as of July 10, 2017 (subject to increases as the value of our common stock decreases). The 9,765,154 shares of common stock issued in connection with the exercise of the First Warrant include (a) 810,000 shares of common stock issued in connection with a conversion notice dated on or around October 11, 2016; (b) 870,000 shares of common stock issued in connection with a conversion notice dated on or around October 20, 2016; (c) 920,000 shares of common stock issued in connection with a conversion notice dated on or around October 28, 2016; (d) 480,000 shares of common stock issued in connection with a conversion notice dated on or around November 15, 2016; (e) 990,000 shares of common stock issued in connection with a conversion notice dated on or around November 17, 2016; (f) 930,000 shares of common stock issued in connection with a conversion notice dated on or around December 1, 2016; (g) 1,453,154 shares of common stock issued in connection with a conversion notice dated on or around April 26, 2017; (h) 1,572,000 shares of common stock issued in connection with a conversion notice dated on or around May 4, 2017; and (i) 1,650,000 shares of common stock issued in connection with a conversion notice dated on or around June 30, 2017.

On January 5, 2017, the Investor converted 21 shares of the Series C Preferred stock (equal to a face value of $210,000), and was due 64,146 shares of common stock and an additional 657,196 shares of common stock in dividend premium shares; on January 23, 2017, the Investor converted 21 shares of the Series C Preferred stock (equal to a face value of $210,000), and was due 64,146 shares of common stock and an additional 780,694 shares of common stock in dividend premium shares; on February 22, 2017, the Investor converted 21 shares of the Series C Preferred stock (equal to a face value of $210,000), and was due 64,146 shares of common stock and an additional 1,138,159 shares of common stock in dividend premium shares; on March 2, 2017, the Investor converted 15 shares of the Series C Preferred stock (equal to a face value of $150,000), and was due 46,154 shares of common stock and an additional 812,971 shares of common stock in dividend premium shares; on March 28, 2017, the Investor converted 13 shares of the Series C Preferred stock (equal to a face value of $130,000), and was due 40,000 shares of common stock and an additional 1,247,235 shares of common stock in dividend premium shares; and on April 11, 2017, the Investor converted 10 shares of the Series C Preferred stock (equal to a face value of $100,000), and was due 30,770 shares of common stock and an additional 1,243,772 shares of common stock in dividend premium shares.

As of July 10, 2017, the Investor was still due 63,723,398 shares of common stock upon the conversion of the remaining 394 shares of Series C Preferred stock. The Investor is also due approximately 8,571,930 shares of common stock upon the conversion of the Debenture. In the event that the Series C Preferred Stock was fully converted into shares of common stock, as of July 10, 2017, the Investor would be due 63,723,398 shares of common stock and in the event the Debenture was fully converted into shares of common stock as of July 10, 2017, the Investor would be due 8,571,930 shares of common stock.

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

On January 9, 2017, the Company paid the required quarterly dividend on the Series B Preferred Stock by way of the issuance of 82,674 shares of our common stock to the preferred shareholders at a fair market value of $102,516, based on the closing price of the Company’s common stock ($1.24 per share) on December 30, 2016. As the issuance of the common stock in satisfaction of the dividends did not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, was required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipients were “accredited investors”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws. The beneficial owners of the Series B Preferred Stock are Richard N. Azar, II, our Interim Chief Executive Officer and director, and Alan Dreeben, our director.

Effective January 31, 2017, we borrowed $1,000,000 from Alan Dreeben, who is one of our directors, pursuant to a short-term promissory note. The short-term promissory note has a principal balance of $1,050,000 (the $1,000,000 principal amount borrowed plus a $50,000 original issue discount), accrues interest at 6% per annum and has a maturity date of January 31, 2018 and contains standard and customary events of default. As additional consideration for Mr. Dreeben agreeing to make the loan, we agreed to issue Mr. Dreeben 40,000 restricted shares of common stock valued at $30,000 based on the closing price of the Company’s stock on the grant date. The note is secured by a deed of trust on certain of our properties. We claim an exemption from registration for the issuance described above pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuance will not involve a public offering and the recipient is an “accredited investor”, the recipient will acquire the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities will contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities will not be registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

On March 9, 2017, we borrowed $250,000 from a non-related individual pursuant to a short-term promissory note. The short-term promissory note has a principal balance of $263,158 (the $250,000 principal amount borrowed plus a $13,158 original issue discount), accrues interest at 6% per annum and has a maturity date of March 9, 2018 and contains standard and customary events of default. As additional consideration for agreeing to make the loan, we agreed to issue the lender 10,000 restricted shares of common stock valued at $5,900 based on the closing price of the Company’s stock on the grant date. The note is secured by a deed of trust on certain of our properties. We claim an exemption from registration for the issuance described above pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuance will not involve a public offering and the recipient is an “accredited investor”, the recipient will acquire the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities will contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities will not be registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

On April 4, 2017, the Company paid the required quarterly dividend on the Series B Preferred Stock by way of the issuance of 59,146 shares of our common stock to the preferred shareholders at a fair market value of $34,896, based on the closing price of the Company’s common stock ($0.59 per share) on March 31, 2017. As the issuance of the common stock in satisfaction of the dividends did not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, was required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipients were “accredited investors”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws. The beneficial owners of the Series B Preferred Stock are Richard N. Azar, II, our Interim Chief Executive Officer and director, and Alan Dreeben, our director.

In connection with the departure of Mr. Anthony C. Schnur as Chief Executive Officer and director of the Company effective June 2, 2017, we entered into a Severance Agreement and Release with Mr. Schnur (the “Release”), whereby among other things, we agreed to issue him 120,000 shares of unregistered common stock (to be issued in installments of 10,000 per month). We claim an exemption from the registration requirements of the Securities Act for the sale and issuance of the shares pursuant to (a) Section 4(a)(2) of the Securities Act; and/or (b) Rule 506 of the Securities Act, and the regulations promulgated thereunder. With respect to the transaction described above, no general solicitation was made either by us or by any person acting on our behalf. The transaction was privately negotiated, and did not involve any kind of public solicitation. No underwriters or agents were involved in the foregoing sale and we paid no underwriting discounts or commissions. The securities issued are subject to transfer restrictions, and the certificate(s) evidencing the securities contain and will contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

On June 19, 2017, a holder of the Company’s Series B Convertible Preferred Stock converted 143,492 shares of Series B Convertible Preferred Stock into 1,024,943 shares of common stock of the Company. We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act, as the security was exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

As of June 30, 2017, the 408,508 outstanding shares of Series B Preferred Stock had accrued $153,191 in quarterly dividends. The Company plans to pay that dividend by way of the issuance of 593,762 shares of our common stock to the preferred shareholders at a fair market value of $0.258, based on the closing price of the Company’s common stock on June 30, 2017, which shares have not been issued to date and are not included in the number of issued and outstanding shares disclosed throughout this report (or the ownership of the Series B Preferred Stock holders). As the issuance of the common stock in satisfaction of the dividends will not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, will be required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we plan to claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction will not involve a public offering, the recipients are “accredited investors”, and will acquire the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities will be subject to transfer restrictions, and the certificates evidencing the securities will contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities will not be registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws. The beneficial owners of the Series B Preferred Stock are Richard N. Azar, II, our Interim Chief Executive Officer and director, and Alan Dreeben, our director.

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

Our fiscal year ends on the last day of March of the calendar year. We refer to the years ended March 31, 2017 and 2016 as our 2017 and 2016 fiscal years, respectively.

Asset Purchase Agreement

As described in greater detail above under “Part I” – “Item 1. Business” – “General”, on December 30, 2015, we entered into an Asset Purchase Agreement to acquire, from twenty-three different entities and individuals, working interests in producing properties and undeveloped acreage, which acquisition transaction was completed on August 25, 2016. The assets acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region. In connection with the closing of the acquisition, we assumed approximately $30.6 million of commercial bank debt, issued 13,009,664 shares of common stock to certain of the Sellers, issued 552,000 shares of Series B Preferred Stock to one of the Sellers and its affiliate, and paid $4,975,000 in cash to certain of the Sellers. The effective date of the Acquisition was April 1, 2016.

Pursuant to a Letter Agreement we entered into, at the closing of the Acquisition, with RAD2, one of the Sellers, which is owned and controlled by Richard N. Azar II, who was appointed as our Chairman on August 26, 2016, serving as Chairman until May 16, 2017, provided that Mr. Azar continues to serve as a member of the Board of Directors and who was appointed as interim Chief Executive Officer of the Company on June 2, 2017, RAD2 agreed to accept full financial liability for any and all deficiencies between the “Agreed Assets Value” set forth in the Asset Purchase Agreement of $80,697,710, and the mutually agreed upon value of the assets delivered by the Sellers at the closing of the Acquisition, up to an aggregate of $1,030,941 (as applicable, the “Deficiency”). The Company accepted additional oil and gas producing properties and two salt water disposal facilities from the Sellers with an approximate value of $1.0 million to resolve this Deficiency.

Effective January 5, 2017, the Company changed its name to Camber Energy, Inc. to more accurately reflect the Company’s strategic shift from its Austin Chalk and Eagleford roots to an expanding addition of shallow oil and gas reserves with longer-lived, lower-risk production profiles.

The Asset Purchase Agreement between the Sellers and the Company relating to the Acquisition included the requirement that, following the closing, the parties undertake an accounting/true-up of expenses attributable to the assets acquired by the Company and revenue generated from such assets. A dispute has arisen between the Sellers and the Company as to the time period which the Company was to be responsible for the payment of expenses and was to receive the revenue from such assets prior to the closing of the transaction. Specifically, the Company believes that the agreements provide for it to be responsible for all expenses associated with the assets, and to receive all revenue generated from the assets, from April 1, 2016, the effective date of the Asset Purchase Agreement, through the closing date, August 25, 2016. The Sellers on the other hand, which include entities owned by Richard N. Azar, II, the Company’s interim Chief Executive Officer, have argued that the Company was only responsible for expenses, and was only due to receive revenue from the assets, beginning on the closing date, August 25, 2016. The difference in the amounts claimed due to the Company from the parties currently varies from a high of $1,121,718, which the Company alleges it is due, to a low of $342,298, which the Sellers allege that the Company is due. The parties continue to discuss the issues raised and to work towards a mutually acceptable settlement; however, due to the continuing dispute, for the purposes of the attached financial statements, the Company has recorded a receivable of $1,121,718 with an allowance of $779,420 for a net balance of $342,298.

We intend to grow the Company in three ways: the development of our acquired assets and/or develop what we own; expansion of the existing footprint or what would be considered bolt-on acquisitions; and additional material acquisitions.

Following the closing of our anticipated acquisition of the Assets, we intend to drill the acquired acreage, funding permitting. As previously disclosed, 50 Hunton locations have been identified on the acreage to be acquired, and we have further refined those locations to what we believe are six initial wells to be drilled assuming the acquisition is completed and funding is available.

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

Securities and Stock Purchase Agreements

On April 2016, we entered into a Securities Purchase Agreement pursuant to which we issued a redeemable convertible subordinated debenture, with a face amount of $530,000, convertible into 163,077 shares of common stock at a conversion price equal to $3.25 per share and a warrant to purchase 1,384,616 shares of common stock at an exercise price equal to $3.25 per share (the “First Warrant”). The debenture had a 5.0% original issue discount and we received $500,000 in connection with the sale of such debenture. The holder has exercised the First Warrant for the sum of $4.5 million.

Also on April 2016, we entered into a Stock Purchase Agreement pursuant to which we agreed, subject to certain conditions, to issue 527 shares of Series C redeemable convertible preferred stock (with a face value of $5.26 million) at a 5% original issue discount, convertible into 1,618,462 shares of common stock at a conversion price of $3.25 per share, and a warrant to purchase 1,111,112 shares of common stock at an exercise price of $4.50 per share (the “Second Warrant”). Under the terms of the Stock Purchase Agreement, the Second Warrant and 53 shares of Series C Preferred Stock were sold and issued for $500,000 on September 2, 2016, and the remaining 474 shares of Series C Preferred Stock were sold and issued for $4.5 million on November 17, 2016. The Second Warrant expired unexercised pursuant to its terms.

Operations

Camber’s objective for our current producing wells is to operate as efficiently as possible, look for technological advancements to increase the life of the wells, evaluate the economic viability of these wells and consider adding or re-drilling our low producing assets. During fiscal 2017, we completed numerous workovers in the Austin Chalk and initiated workovers in the Coyle (Hunton) Field. Costs associated with producing oil, natural gas and NGLs are substantial. Some of these costs vary with commodity prices, some trend with the type and volume of production, and others are a function of the number of wells we own and operate. Production expenses are the costs incurred in the operation of productive properties and workover costs. Expenses for utilities, direct labor, water transportation, injection and disposal, materials and supplies comprise the most significant portion of our production expenses. Certain items, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges, but can fluctuate depending on the activities performed during a given period. We monitor our operations to ensure that we are incurring production expenses at an acceptable level. For example, we monitor our production expenses per Boe to determine if any wells or properties should be shut in, recompleted or sold. This unit rate also allows us to monitor these costs to identify trends and to benchmark against other producers. Although we strive to reduce our production expenses, these expenses can increase or decrease on a per unit basis as a result of various factors as we operate our properties or make acquisitions and dispositions of properties.

For the year ended March 31, 2017, the Company produced oil, natural gas and NGLs at an average of approximately 616 net barrels of oil equivalent per day (Boepd) from wells in four Texas counties and three Oklahoma counties in the Mid-Continent region. The Company operates 78 gross wells as of the date of this filing. The total number of gross wells is 192, with the active producers being 120. The ratio between the gross and net production differs due to varied working interests and net revenue interests in each well. As we develop our properties, we may see the opportunity to increase our natural gas and natural gas liquids production.

Reserves

Our estimated net proved crude oil, NGL, and natural gas reserves at March 31, 2017 and 2016 were approximately 5.6 million Boe and 4.3 million Boe, respectively. This reserve level was based on the quantities of oil, natural gas and NGLs, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the rights to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Reserves and economic evaluation of all of our properties are prepared on a well-by-well basis. The accuracy of the reserve estimates is a function of the quality and quantity of available data; interpretation of that data; accuracy of various mandated economic assumptions; and judgement of the independent reserve engineer.

Using the average monthly crude oil price of $45.54 per Bbl and natural gas price of $2.99 per thousand cubic feet (Mcf) for the twelve months ended March 31, 2017, our estimated discounted future net cash flow (PV-10) before tax expenses for our proved reserves was approximately $25.4 million, of which approximately $7.2 million are proved undeveloped reserves. Total reserve value at March 31, 2017 represents an increase of approximately $11.4 million or 81% from a year earlier using the same SEC pricing and reserves methodology. Increases or decreases in our revenue, profitability and future production growth are highly dependent on the commodity values we receive. Oil, natural gas and NGL prices are market driven and have been historically volatile, and we expect that future prices will continue to fluctuate due to supply and demand factors, seasonality, and geopolitical and economic factors, and such volatility can have a significant impact on our estimates of proved reserves and the related PV-10 value.

The reserves as of March 31, 2017 were determined in accordance with standard industry practices and SEC regulations by the licensed independent petroleum engineering firm of Ralph E. Davis Associates, LLC. Oil, natural gas and NGL reserve estimates require significant judgments in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may change substantially over time as a result of numerous factors including, but not limited to, additional development activity, production history, projected future production, economic assumptions relating to commodity prices, operating expenses, severance and other taxes, capital expenditures and remediation costs and these estimates are inherently uncertain. If estimates of proved reserves decline, our depreciation, depletion and amortization (DD&A) rate will increase, resulting in a decrease in net income. A decline in estimates of proved reserves could also cause us to perform an impairment analysis to determine if the carrying amount of oil and natural gas properties exceeds fair value and could result in an impairment charge, which would reduce earnings. Although these hydrocarbon quantities have been determined in accordance with industry standards, they are prepared using the subjective judgments of the independent engineers, and may actually be more or less.

Oil and Gas Revenue

During the year ended March 31, 2017, our net crude oil sales volumes increased to 36,331 Bbls or 100 Bopd from 22,190 Bbls, or 61 Bopd, a 64% increase over the previous fiscal year. The production increase is primarily related to the Company entering into an Asset Purchase Agreement to acquire, from twenty-three different entities and individuals, working interest in producing properties and undeveloped acreage, which was completed on August 25, 2016. The assets acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region. We have made significant strides in improving production from our acquired fields where our barrel of oil equivalent per day rates have risen from 850 Boe/d in September 2016, our first month of operating the acquired property, to a March 2017 rate of 955 Boe/d, of which production from these fields is predominately natural gas and NGL production.

Major Expenditures

The table below sets out the major components of our operating and corporate expenditures for the years ended March 31, 2017 and 2016:

	2017	2016
Additions to Oil and Gas Properties (Capitalized)
Acquisitions Using Cash	$—	$141,908
Other Capitalized Costs(a)	3,445,566	130,813
Subtotal	3,768,344	272,721
Segundo Acquisition
Cash Paid	4,975,000	—
ARO Assumed	755,862	—
Account Receivable Assumed	(635,482)	—
Debt Assumed	30,595,256	—
Preferred Stock Issued	14,898,038	—
Common Stock Issued	49,176,530	—
Impairment	(48,990,520)	—
Subtotal	50,774,684	—
Sales of Eaglebine Properties(b)	—	(347,600)
Total Additions (Deductions) to Oil and Gas Properties	54,220,250	(74,879)
Lease Operating Expenditures (Expensed)	3,261,082	740,756
Severance and Property Taxes (Expensed)	256,263	122,879
	$57,737,595	$788,756

General and Administrative Expense (Cash based)	$3,929,274	$2,341,496
Share-Based Compensation (Non-Cash)	114,874	159,318
Total General and Administrative Expense	$4,044,148	$2,500,814

(a)	Other capitalized costs include title related expenses and tangible and intangible drilling costs.

(b)	In 2016, the Company sold 139.04 net acres of oil and gas properties located in Karnes County, Texas, for $347,600 which included the sale of all working interest, net lease interest and contractual rights owned by us in the Copeland-Karnes Unit and the Griffin Unit. In 2015, The Company completed the sale of its 100% working interest in oil and gas leases and wells/wellbores in Madison County, Texas for $700,000 and sold a 50% working interest for $572,296 to jointly develop the Company’s Karnes and Gonzales County, Texas acreage in the Eagle Ford shale formation.

Market Conditions and Commodity Prices

Our financial results depend on many factors, particularly the price of natural gas and related natural gas liquids, and crude oil and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by weather conditions, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future commodity prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our production volumes or revenues. In addition to production volumes and commodity prices, finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success. We expect prices to remain volatile for the remainder of the year. For information about the impact of realized commodity prices on our natural gas and crude oil and condensate revenues, refer to “Results of Operations” below.

Results of Operations

The following discussion and analysis of the results of operations for each of the two fiscal years in the period ended March 31, 2017 should be read in conjunction with the financial statements of Camber Energy, Inc. and notes thereto (see “Item 8. Financial Statements and Supplementary Data”). As used below, the abbreviations “Bbls” stands for barrels, “Mcf” for thousand cubic feet and “Boe” for barrels of oil equivalent (determined under the relative energy content method by using a ratio of 6.0 Mmbtu (1 million British Thermal Units) to 1.0 Bbl of oil).

We reported a net loss for the year ended March 31, 2017 of $89.1 million, or ($6.36) per share. For the year ended March 31, 2016, we reported a net loss of $25.4 million, or ($17.58) per share. The increase in net loss was primarily due to higher operating expenses and higher other expenses and the recognition of a substantial impairment of oil and gas properties, offset by higher operating revenues, as discussed in greater detail below.

Net Operating Revenues

The following table sets forth the revenue and production data for the years ended March 31, 2017 and 2016.

			Increase	%
	2017	2016	(Decrease)	Incr (Decr)
Sale Volumes:
Crude Oil (Bbls)	36,331	22,190	14,141	64%
Natural Gas (Mcf)	546,644	—	546,644	100%
NGL (Gallons)	4,095,651	—	4,095,651	100%
Total (Boe)	224,954	22,190	202,764	914%

Crude Oil (Bbls per day)	100	61	39	64%
Natural Gas (Mcf per day)	1,498	—	1,498	100%
NGL (Gallons per day)	11,221	—	11,221	100%
Total (Boe per day)	617	61	556	911%

Average Sale Price:
Crude Oil ($/Bbl)	$45.54	$43.63	$1.91	4%
Natural Gas($/Mcf)	2.99	—	2.99	100%
NGL ($/Bbl)	0.49	—	0.49	100%

Net Operating Revenues:
Crude Oil	$1,654,589	$968,146	$686,443	71%
Natural Gas	1,636,212	—	1,636,212	100%
NGL	2,011,223	—	2,011,223	100%
Total Revenues	$5,302,024	$968,146	$4,333,878	448%

Total crude oil and natural gas revenues for the year ended March 31, 2017 increased $4.3 million, or 448%, to $5.3 million compared to $1.0 million for the same period a year ago due primarily to a favorable production volume variance as a result of the Acquisition and our joint drilling program with Lonestar Resources entered into in August 2016.

Operating and Other Expenses

The following table sets forth operating and other expenses for the years ended March 31, 2017 and 2016:

	2017	2016	Increase (Decrease)	% Increase (Decrease)

Direct lease operating expense	$1,620,756	$433,456	$1,187,300	274%
Workovers expense	538,960	183,141	355,819	194%
Other	1,101,366	124,159	977,207	787%
Total Lease Operating Expenses	3,261,082	740,756	2,520,326	340%
Severance and Property Taxes	256,263	122,879	133,384	109%
Depreciation, Depletion, Amortization and Accretion	2,698,738	879,850	1,818,888	207%
Impairment of Oil and Gas Properties	79,142,113	21,391,490	57,750,623	270%

General and Administrative (Cash)	3,929,274	2,341,496	1,578,778	68%
Share-Based Compensation (Non-Cash)	114,874	159,318	(44,444)	(28%)
Total General and Administrative Expense	$4,044,148	$2,500,814	$1,543,334	62%
Interest Expense	$3,165,151	$696,506	$2,468,645	354%
Other Expense, Net	$1,872,768	$85,606	$1,787,162	2,088%

Lease Operating Expenses. Lease operating expenses can be divided into the following categories: costs to operate and maintain Camber’s crude oil and natural gas wells, the cost of workovers and lease and well administrative expenses. Operating and maintenance expenses include, among other things, pumping services, salt water disposal, equipment repair and maintenance, compression expense, lease upkeep and fuel and power. Workovers are operations to restore or maintain production from existing wells. Each of these categories of costs individually fluctuates from time to time as Camber attempts to maintain and increase production while maintaining efficient, safe and environmentally responsible operations. The costs of services charged to Camber by vendors, fluctuate over time.

In total, the overall lease operating expenses increased $2.5 million or 340% for the current period as compared to the prior year’s period. The increase is primarily due to the Acquisition, and the increased expenses associated therewith.

Depreciation, Depletion, Amortization and Accretion (“DD&A”). DD&A, related to proved oil and gas properties is calculated using the unit-of-production method. Under full cost accounting, the amortization base is comprised of the total capitalized costs and total future investment costs associated with all proved reserves.

DD&A increased for the current year as compared to the prior year period by $1.8 million or 207% primarily related to the increase in total depreciable assets caused by the Acquisition.

Impairment of Oil and Gas Properties. During the year ended March 31, 2017, the Company recorded impairments totaling $79.1 million, which represented $10.9 million related to proved properties, $18.7 million related to unproved properties, and $49.5 million in conjunction with the Acquisition, primarily due to continued low commodity prices during the fiscal year. During the year ended March 31, 2016, the Company recorded an impairment of $21.4 million associated with oil and gas properties primarily due to a significant decline in commodity prices during the current fiscal year.

General and Administrative Expenses (“G&A”) (excluding share-based compensation). G&A expenses for the current period increased by $1.6 million or 68% primarily related to professional fees from our financing transactions, employee retention bonuses and the usage of additional field and office contractors as a result of the Acquisition.

Share-Based Compensation. Share-based compensation, which is included in General and Administrative expenses in the Statements of Operations decreased approximately 28% for the year ended March 31, 2017 as compared to the prior year primarily due to a decrease in the awarding of employee stock based options and compensation. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Expense. Interest expense for the year ended March 31, 2017 increased by $2.5 million when compared to the prior year primarily due to interest payments on the IBC Loan (which was incurred during the current period) and the amortization of various loan discounts for outstanding and recently retired payables.

Other Expense, Net. Other expense for the year ended March 31, 2017 increased by $1.8 million when compared to the prior period primarily due to settlement costs related to the Acquisition of $1.0 million and an allowance for bad debt on a related party receivable of $0.7 million.

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

Our primary sources of cash for the year ended March 31, 2017 were from funds generated from the sale of preferred stock, exercise of warrants, the sale of natural gas and crude oil production and funds borrowed under funding agreements. The primary uses of cash were funds used in operations and funds used for the Acquisition.

Working Capital

At March 31, 2017, the Company’s total current liabilities of $48.2 million exceeded its total current assets of $3.9 million, resulting in a working capital deficit of $44.3 million, while at March 31, 2016, the Company’s total current liabilities of $11.1 million exceeded its total current assets of $0.5 million, resulting in a working capital deficit of $10.6 million. The $33.7 million increase in the working capital deficit is primarily related to the borrowing of $40 million (evidenced by the IBC Loan Agreement, discussed below), which was used to repay and finance approximately $30.6 million of indebtedness owed by certain of the Sellers as part of the closing of the Acquisition.

Financing

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

On October 7, 2016, the Investor exercised the First Warrant in full and was due 1,384,616 shares of common stock upon exercise thereof and an additional 2,542,735 shares of common stock in consideration for the conversion premium due thereon. A total of 810,000 shares were issued to the Investor on October 7, 2016, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock). The Company received gross proceeds of $4,500,000 from the exercise of the First Warrant and paid placement agent fees of $427,500 for services rendered in connection with the First Warrant. Pursuant to the terms of the First Warrant, the number of shares due in consideration for the conversion premium increases as the annual rate of return under the First Warrant increases, including by 10% upon the occurrence of certain triggering events (which had occurred by the October 7, 2016 date of exercise), to 17% per annum upon the exercise of the First Warrant. Additionally, as the conversion rate for the conversion premium is currently 85% of the lowest daily volume weighted average price during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share, the number of shares issuable in connection with the conversion premium increases as the trading price of our common stock decreases, and the trading price of our common stock has decreased since the date the First Warrant was exercised, triggering a further reduction in the conversion price of the conversion premium and an increase in the number of shares due to the Investor in connection with the conversion of the amount owed in connection with the conversion premium. Additionally, pursuant to the interpretation of the Investor, the measurement period for the calculation of the lowest daily volume weighted average price currently continues indefinitely.

As of July 10, 2017, a total of 9,675,154 shares of common stock had been issued to the Investor in connection with the exercise of the First Warrant of the approximately 37,496,859 shares which were alleged due (25,052,473 shares remain to be issued to the Investor, which shares are currently held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock)) as of July 10, 2017 (subject to increases as the value of our common stock decreases).

On January 5, 2017, the Investor converted 21 shares of the Series C Preferred stock (equal to a face value of $210,000), and was due 64,146 shares of common stock and an additional 657,196 shares of common stock in dividend premium shares; on January 23, 2017, the Investor converted 21 shares of the Series C Preferred stock (equal to a face value of $210,000), and was due 64,146 shares of common stock and an additional 780,694 shares of common stock in dividend premium shares; on February 22, 2017, the Investor converted 21 shares of the Series C Preferred stock (equal to a face value of $210,000), and was due 64,146 shares of common stock and an additional 1,138,159 shares of common stock in dividend premium shares; on March 2, 2017, the Investor converted 15 shares of the Series C Preferred stock (equal to a face value of $150,000), and was due 46,154 shares of common stock and an additional 812,971 shares of common stock in dividend premium shares; on March 28, 2017, the Investor converted 13 shares of the Series C Preferred stock (equal to a face value of $130,000), and was due 40,000 shares of common stock and an additional 1,247,235 shares of common stock in dividend premium shares; and on April 11, 2017, the Investor converted 10 shares of the Series C Preferred stock (equal to a face value of $100,000), and was due 30,770 shares of common stock and an additional 1,243,772 shares of common stock in dividend premium shares.

As of July 10, 2017, the Investor was still due 63,723,398 shares of common stock upon the conversion of the remaining 394 shares of Series C Preferred stock. The Investor is also due approximately 8,571,930 shares of common stock upon the conversion of the Debenture. In the event that the Series C Preferred Stock was fully converted into shares of common stock, as of July 10, 2017, the Investor would be due 63,723,398 shares of common stock and in the event the Debenture was fully converted into shares of common stock as of July 10, 2017, the Investor would be due 8,571,930 shares of common stock.

Effective August 25, 2016, we, as borrower, and Richard N. Azar II (“Azar”), Donnie B. Seay, Richard E. Menchaca, RAD2, DBS Investments, Ltd. (“DBS”, controlled by Mr. Seay) and Saxum Energy, LLC (“Saxum”, which is controlled by Mr. Menchaca), as guarantors (collectively, the “Guarantors”, all of which were directly or indirectly Sellers in connection with the Acquisition), and International Bank of Commerce, as Lender (“Lender”), entered into a Loan Agreement (the “Loan Agreement”).

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

The amount owed under the Note is secured by a Security Interest in substantially all of our assets and properties, pursuant to three Security Agreements. Also, each of the Guarantors guaranteed the repayment of a portion of the Loan Agreement pursuant to a Limited Guaranty Agreement (each a “Guaranty Agreement”). Additionally, in connection with the parties’ entry into the Loan Agreement and to further secure amounts due thereunder, certain of the Guarantors pledged shares of common stock which they received at the Closing to the Lender, with RAD2 pledging 3,120,606 shares of common stock; DBS pledging 935,934 shares of common stock; and Saxum pledging 673,392 shares of common stock.

The Loan Agreement includes usual and customary positive and negative covenants, including requiring that (a) we maintain an account balance with Lender of at least $3,360,000 at all times; (b) we comply in all respects with all material agreements, indentures, mortgages, deeds of trust and documents binding on us or affecting our assets, properties or business; (c) that on or before the 15th day following the end of each calendar quarter, and the 120th day following the end of each calendar year, we deliver certain financial statements to the Lender; (d) we provide Lender a reserve report on June 30th and December 30th of each year in connection with our oil and gas properties, and that we further pay the Lender $10,000 per year as an engineering fee; (e) our projected net cash flow, less taxes, operating costs and general and administrative expenses, and other expenses, be sufficient to fully amortize the principal balance due under the Note on a monthly basis, within the economic half-life of the mortgaged properties securing the repayment of the Note (the “Cash Flow Test”); (f) the balance of the Loan not exceed the lesser of (i) 65% of the present worth of our future net income (“PWFNI”) discounted at 20%, or (ii) fifty percent (50%) of the PWFNI discounted at 9% (the “Loan to Value Determination Base”); (g) any additional assets we acquire in the future are promptly pledged to Lender to secure the Loan; (h) Lender consent to any future debt we incur in excess of $100,000 per year; (i) that we not reorganize, merge, or affiliate with any other entity without the prior consent of Lender, and that we not change the present positions of our management, without the prior written consent of Lender; (i) we not sell, contract to sell, convey, assign, transfer, mortgage, pledge, hypothecate, encumber, or in any way alienate any interest in the collateral which secures the repayment of the Note, without the prior written consent and approval of Lender; (j) our maximum general and administrative expenses, including without limitation, employee compensation, but excluding non-cash expenses, including but not limited to stock and warrants issued as compensation, cannot exceed $233,333 per month or $2,800,000 per annual fiscal year (with such amounts to be updated by the Lender on August 25th of each year that the Loan is outstanding), without the prior written consent of Lender, provided that cash bonuses paid to our directors, officers, and employees are allowed, so long as not more than $500,000 in aggregate bonus payments and not more than $100,000 in bonus payments to any one recipient, are paid during any fiscal year; (k) we are not permitted to change the employment, position, or scope of duties of any member of our senior management staff, except changes resulting from death or disability; and (l) we maintain a tangible net worth as shown in the financial statements delivered to Lender of at least $30 million.

The Loan to Value Determination Base is tested on June 30th and December 30th of each year; with the first Loan to Value Determination Base to be tested on December 30, 2016; however, it may also be tested from time to time in Lender’s sole discretion. Testing of the Cash Flow Test is to be completed semi-annually on June 30th and December 30th of each year; with the first Cash Flow Test administered on June 30, 2017, however, it may also be tested from time to time in Lender’s sole discretion. If at any time we do not meet the requirements of the Cash Flow Test or the Loan to Value Determination Base, we are required to either (i) pledge additional collateral to the Lender, or (ii) pay down the outstanding principal balance of the Note, to bring the Loan into compliance with the Cash Flow Test and/or Loan to Value Determination Base, as applicable, within 15 days after notice thereof from Lender.

As further consideration for agreeing to the terms of the Loan, we agreed to issue the Lender 390,290 shares of common stock.

The Loan Agreement and Note include standard and customary events of default for similarly sized facilities, including, but not limited to, in the event we fail to pay any amounts owed to Lender when due; we (or any Guarantor) breach any covenant, obligation, agreement, or other provision in any agreement entered into with Lender; the sale, lease, transfer or other disposition of all or any substantial part (i.e., 10% or more in any fiscal year) of our or any Guarantor’s assets, subject to certain exceptions; or in the event any person, entity, or group (other than any Guarantor) acquires beneficial ownership of 50% or more of our securities or more than 50% of the members of our Board of Directors change without the consent of Lender. Our failure to comply with any covenant or requirement under the Loan Agreement and related documents constitutes an event of default under the Note, provided that we have (a) 10 days to cure any payment due under the Loan Agreement, after written notice of the deficiency thereof is provided by the Lender to us, provided further that the Lender is not required to provide us notice more than two times in any calendar year, and if two notices have been provided, no further notice is required under the terms of the Loan Agreement; and (b) 30 days to cure any other default under the Loan Agreement or Note, after written notice of such default has been provided to us by the Lender. Upon the occurrence of an Event of Default, Lender may, at its option, declare the Loan immediately due and payable without notice of any kind.

The Loan Agreement also provides that with respect to the properties located in Glasscock County, Texas, which we obtained ownership of at the Closing (collectively, the “West Texas Properties”), we have the right to sell the West Texas Properties after (i) the Lender approves the purchase and sale agreement in its sole discretion, (ii) the Lender receives as a prepayment of the Loan, 50% of the sales proceeds of the West Texas Properties, but in no event less than $2,000,000, and (iii) the balance of the sales proceeds of the West Texas Properties are deposited in the bank account that we are required to maintain with the Lender, to be used to pay certain principal payments of the Note as approved by Lender in its sole discretion.

We agreed to pay the Lender a loan finance charge of $400,000 in connection with our entry into the Loan Agreement, with half due on the date we entered into the Loan Agreement and half due on or before the 180th day following the date of the Loan Agreement.

In addition to the transactions noted above, Camber is currently discussing potential financing transactions in order to fulfill our current capital requirements as well as our planned asset acquisition, which we believe, if finalized and completed, will ensure the future viability of the Company. However, due to our current capital structure and the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to obtain the necessary financing to finalize the asset purchase or drill additional wells and develop our PUDs; coupled with the continued substantial drop in commodity prices over the last twelve months, we believe that our revenues will continue to decline over time. Therefore, we may be forced to scale back our business plan, sell assets to satisfy outstanding debts or take other remedial steps which may include seeking bankruptcy protection.

These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months following the issuance of these financial statements. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The material terms of the Company’s indebtedness and additional fund raising activities are described below under “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 6 – Notes Payable and Debenture” and “Note 2 – Liquidity and Going Concern Considerations”, respectively, and the Debenture, First Warrant and Series C Preferred Stock are described in greater detail under “Part II” - “Item 8. Financial Statements and Supplementary Data” – “Note 10 – Stockholders’ Equity (Deficit)”.

Cash Flows

	Year Ended March 31,
	2017	2016
Cash flows used in operating activities	$(6,393,208)	$(2,069,319)
Cash flows provided by (used in) investing activities	(8,851,847)	184,642
Cash flows provided by financing activities	15,752,627	1,915,742
Net increase (decrease) in cash	$507,572	$31,065

Net cash used in operating activities was $6.4 million for the year ended March 31, 2017 as compared to $2.1 million for the same period a year ago. The increase in net cash used in operating activities of approximately $4.3 million was due primarily to a $2.5 million increase in lease operating expenses and a $1.8 million increase in general and administrative expenses.

Net cash used in investing activities was $8.9 million for the year ended March 31, 2017 as compared to net cash provided by investing activities of $0.2 million for the same period a year ago. The increase in net cash used in investing activities of $9.1 million was primarily due to the cash paid in connection with the Acquisition and development costs which was completed during the year ended March 31, 2017.

Net cash provided by financing activities was $15.8 million for the year ended March 31, 2017 and $1.9 million for the year ended March 31, 2016. The $13.9 million increase in net cash provided by financing activities was mainly due to $41.6 million raised as a result of our IBC Loan Agreement, offset by principal repayments on long-term debt of $34.0 million.

Off-Balance Sheet Arrangements

Camber does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships. As of March 31, 2017, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Camber prepares its financial statements and the accompanying notes in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and the accompanying notes. Camber identifies certain accounting policies as critical based on, among other things, their impact on the portrayal of Camber’s financial condition, results of operations or liquidity, and the degree of difficulty, subjectivity and complexity in their deployment. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. Management routinely discusses the development, selection and disclosure of each of the critical accounting policies. Following is a discussion of Camber’s most critical accounting policies:

Proved Oil and Natural Gas Reserves

Camber’s independent petroleum consultants estimate proved oil and gas reserves, which directly impact financial accounting estimates, including depreciation, depletion and amortization. Proved reserves represent estimated quantities of crude oil and condensate, natural gas liquids and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. The process of estimating quantities of proved oil and gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time. For related discussion, see “Item 1A. Risk Factors”.

Full Cost Accounting Method

Camber uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs on a country-by-country basis. Properties not subject to amortization consist of exploration and development costs, which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Camber assesses overall values of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management’s intention with regard to future development of individually significant properties and the ability of Camber to obtain funds to finance their programs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Costs of oil and gas properties are amortized using the units of production method. Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

Full Cost Ceiling Test Limitation

In applying the full cost method, Camber performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10% interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.

Share-Based Compensation

In accounting for share-based compensation, judgments and estimates are made regarding, among other things, the appropriate valuation methodology to follow in valuing stock compensation awards and the related inputs required by those valuation methodologies. Assumptions regarding expected volatility of Camber’s common stock, the level of risk-free interest rates, expected dividend yields on Camber’s stock, the expected term of the awards and other valuation inputs are subject to change. Any such changes could result in different valuations and thus impact the amount of share-based compensation expense recognized in the Statements of Operations.

Revenue Recognition

Camber recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as crude oil and natural gas is produced and sold from those wells. Costs associated with production are expensed in the period incurred. Crude oil produced but remaining as inventory in field tanks is not recorded in Camber’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements as of March 31, 2017 and 2016 and for the fiscal years ended March 31, 2017 and 2016 have been audited by GBH CPAs, PC, independent registered public accounting firms, and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Camber Energy, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Camber Energy, Inc. as of March 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. Camber Energy, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Camber Energy, Inc. as of March 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses from operations and had a working capital deficit at March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

July 14, 2017

CAMBER ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

As of March 31,	2017	2016
ASSETS
Current Assets
Cash	$705,234	$197,662
Restricted Cash	1,684,527	—
Accounts Receivable	1,218,251	93,523
Inventories	202,677	194,997
Other Current Assets	119,995	56,805
Total Current Assets	3,930,684	542,987

Property and Equipment
Oil and Gas Properties - Subject to Amortization	73,791,362	48,518,512
Oil and Gas Properties - Not Subject to Amortization	28,947,400	—
Other Property and Equipment	441,201	420,351
Total Property and Equipment	103,179,963	48,938,863
Accumulated Depletion, Depreciation, Amortization and Impairment	(67,398,804)	(34,748,434)
Total Property and Equipment, Net	35,781,159	14,190,429
Other Assets	146,369	58,716

Total Assets	$39,858,212	$14,792,132

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$3,094,131	$2,423,949
Common Stock Payable	59,471	71,572
Accrued Expenses	778,736	494,232
Notes Payable, Net of Discount	1,229,021	202,000
Current Portion of Long-Term Notes Payable, Net of Discount	43,052,628	7,153,734
Convertible Notes Payable, Net of Discount	—	739,817
Total Current Liabilities	48,213,987	11,085,304

Long-term Notes Payable, Net of Discount	145,695	—
Asset Retirement Obligation	2,045,847	1,179,170
Derivative Liability	21,662	126,960
Total Liabilities	50,427,191	12,391,434

Commitments and Contingencies (see Note 8)

Stockholders’ Equity (Deficit)
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par Value, -0- and 500 Shares issued and Outstanding, respectively	—	1
Preferred Stock Series B, 600,000 Shares Authorized of $0.001 Par Value, 552,000 and -0- Shares issued and Outstanding, respectively	552	—
Preferred Stock Series C, 500,000 Shares Authorized of $0.001 Par Value, 404 and -0- Shares issued and Outstanding, respectively	1	—
Common Stock, 200,000,000 Shares Authorized of $0.001 Par Value 27,115,868 and 1,605,224 Shares Issued and Outstanding, respectively	27,116	1,605
Additional Paid-in Capital	134,894,736	59,365,887
Stock Dividends Distributable	598,650	—
Accumulated Deficit	(146,090,034)	(56,966,795)
Total Stockholders’ Equity (Deficit)	(10,568,979)	2,400,698
Total Liabilities and Stockholders’ Equity (Deficit)	$39,858,212	$14,792,132

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended March 31,	2017	2016

Net Operating Revenues
Crude Oil	$1,654,589	$968,146
Natural Gas	1,636,212	—
NGL	2,011,223	—
Total	5,302,024	968,146
Operating Expenses
Lease Operating Expenses	3,261,082	740,756
Severance and Property Taxes	256,263	122,879
Depreciation, Depletion, Amortization and Accretion	2,698,738	879,850
Impairment of Oil and Gas Properties	79,142,113	21,391,490
General and Administrative	4,044,148	2,500,814
Total	89,402,344	25,635,789

Operating Loss	(84,100,320)	(24,667,643)

Other Expense (Income)
Interest Expense	3,165,151	696,506
Change in Fair Value of Derivative Liability	105,298	—
Other Expense, Net	1,767,470	85,606
Total Other Expense	5,037,919	782,112

Loss Before Income Taxes	(89,138,239)	(25,449,755)
Income Tax Benefit	15,000	—
Net Loss	$(89,123,239)	$(25,449,755)

Net Loss Per Common Share
Basic and Diluted	$(6.94)	$(17.58)

Weighted Average Number of
Common Shares Outstanding
Basic and Diluted	12,848,771	1,448,025

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

Statements of Changes in Stockholders’ Equity (DEFICIT)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Stock			Total
	Number		Number		Number		Number		Paid In	Divided	Accumulated	Treasury	Stockholders’
	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Capital	Distributable	Deficit	Stock	(Deficit) Equity
Balances, March 31, 2015	500	$1	—	$—	—	$—	1,402,383	$1,402	$58,169,328	$—	$(31,517,040)	$(49,159)	$26,604,532
Common Shares issued for:
Shares Issued in Victory Settlement	—	—	—	—	—	—	44,070	44	234,733	—	—	—	234,777
Stock Placement Fees	—	—	—	—	—	—	—	—	(22,012)	—	—	—	(22,012)
Cancellation of Pledge Shares Issued in Consideration of Victory Note	—	—	—	—	—	—	—	—	—	—	—	(110,616)	(110,616)
Sale of Treasury Shares	—	—	—	—	—	—	—	—	(55,021)	—	—	159,775	104,754
Share-Based Compensation	—	—	—	—	—	—	21,438	21	93,885	—	—	—	93,906
Amortization of Stock Options	—	—	—	—	—	—	—	—	61,202	—	—	—	61,202
Discount on Convertible Notes	—	—	—	—	—	—	—	—	677,909	—	—		677,909
Conversion of Debt	—	—	—	—	—	—	137,333	137	205,863	—	—	—	206,000
Net Loss	—	—	—	—	—	—	—	—	—	—	(25,449,755)	—	(25,449,755)
Balances, March 31, 2016	500	1	—	—	—	—	1,605,224	1,605	59,365,887	—	(56,966,795)	—	2,400,698
Common Shares issued for:
Warrants Exercised	—	—	—	—	—	—	5,000,000	5,000	4,067,500	—	—	—	4,072,500
Share-Based Compensation	—	—	—	—	—	—	41,141	41	95,567	—	—	—	95,608
Restricted Share Offering	—	—	—	—	—	—	15,000	15	47,985	—	—	—	48,000
Conversion of Series A Preferred Stock	(500)	(1)	—	—	—	—	20,000	20	773,880	—	—	—	—
Conversion of Series C Preferred Stock	—	—	—	—	(123)	—	5,983,857	5,984	(5,984)	—	—	—	—
Asset Acquisition	—	—	—	—	—	—	13,009,664	13,010	49,163,520	—	—	—	49,176,530
Asset Acquisition Lender Shares	—	—	—	—	—	—	390,290	390	1,455,392	—	—	—	1,455,782
Conversion of Debt	—	—	—	—	—	—	968,018	968	1,444,701	—	—	—	1,445,669
Stock Dividends	—	—	—	—	—	—	82,674	83	(83)	—	—	—	—
Stock Placement Fees	—	—	—	—	—	—	—	—	(145,535)	—	—	—	(145,535)
Issuance of Series B Preferred Stock	—	—	552,000	552	—	—	—	—	14,897,486	—	—	—	14,898,038
Issuance of Series C Preferred Stock	—	—	—	—	527	1	—	—	4,485,954	—	—	—	4,485,955
Amortization of Stock Options	—	—	—	—	—	—	—	—	19,266	—	—	—	19,266
Discount on Notes	—	—	—	—	—	—	—	—	601,750	—	—	—	601,750
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	(598,650)	598,650	—	—	—
Net Loss	—	—	—	—	—	—	—	—		—	(89,123,239)	—	(89,123,239)
Balances, March 31, 2017	—	$—	552,000	$552	404	$1	27,115,868	$27,116	$134,894,736	$598,650	$(146,090,034)	$—	$(10,568,979)

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended March 31,	2017	2016
Cash Flows from Operating Activities
Net Loss	$(89,123,239)	$(25,449,755)
Adjustments to Reconcile Net Losses to Net Cash Used in Operating Activities:
Depreciation, Depletion, Amortization and Accretion	2,698,738	879,850
Impairment of Oil and Gas Properties	79,142,113	21,391,490
Share-Based Compensation	114,874	159,318
Amortization of Discount on Notes	1,585,103	189,050
Amortization of Deferred Financing Costs	—	125,145
Bad Debt Expense	779,421	—
Gain on settlement of Accounts Payable	(44,279)	(46,679)
Change in Fair Value of Derivative Liability	(105,298)	126,960
Loss on Sale of Property and Equipment	—	602
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	(1,268,667)	77,019
Inventories	(7,680)	(478)
Other Current Assets	(63,190)	45,495
Accounts Payable and Accrued Expenses	(101,104)	432,664
Net Cash Used in Operating Activities	(6,393,208)	(2,069,319)

Investing Cash Flows
Cash paid for Oil and Gas Property Development Costs	(3,768,344)	(221,763)
Cash Paid for Segundo Acquisition	(4,975,000)	—
Proceeds from Sale of Oil and Gas Properties	—	347,600
Proceeds from Victory Settlement	—	54,021
Proceeds from Deposits, net	—	4,784
Cash Paid for Deposits	(87,653)	—
Cash Paid for Other Property and Equipment	(20,850)	—
Net Cash (Used in) Provided by Investing Activities	(8,851,847)	184,642

Financing Cash Flows
Proceeds from Issuance of Notes Payable	2,750,000	500,000
Proceeds from the Exercise of Warrants	4,072,500
Principal Repayments on Notes Payable	(1,500,000)	(117,000)
Proceeds from Issuance of Long-Term Notes Payable	41,550,000	—
Principal Repayments on Long-Term Notes Payable	(33,925,766)	—
Proceeds from Issuance of Convertible Notes	150,000	1,450,000
Proceeds from Issuance of Series C Preferred Stock and Warrants	5,000,000	—
Bond Sinking Fund Deposit	(1,684,527)	—
Proceeds from Sale of Treasury Stock	—	104,754
Stock Placement Fees Paid	(659,580)	(22,012)
Net Cash Provided by Financing Activities	15,752,627	1,915,742
Increase in Cash	507,572	31,065
Cash at Beginning of the Year	197,662	166,597
Cash at End of the Year	$705,234	$197,662

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS OF THE COMPANY

Camber Energy Inc. (“Camber” or the “Company”) is an independent oil and gas company engaged in the development and acquisition of onshore properties in Texas and Oklahoma. The Company’s main operations are primarily located in the Hunton formation in Lincoln, Logan and Payne Counties, in central Oklahoma and upper Wolfberry shale in Glasscock County, Texas; and our entry into the Horizontal San Andres play on the Central Basin Platform of the Permian Basin in West Texas announced on January 3, 2017.

The Company’s corporate headquarters are currently located in Houston, Texas and are planned to be moved to San Antonio, Texas shortly after the filing of the report of which these financial statements form a part.

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

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At March 31, 2017, the Company’s total current liabilities of $48.2 million exceeded its total current assets of $3.9 million, resulting in a working capital deficit of $44.3 million, while at March 31, 2016, the Company’s total current liabilities of $11.1 million exceeded its total current assets of $0.5 million, resulting in a working capital deficit of $10.6 million. The $33.7 million increase in the working capital deficit is primarily related to the borrowing of $40 million which was used to repay and finance approximately $30.6 million of indebtedness owed by certain of the Sellers as part of the closing of the Acquisition.

On December 30, 2015, the Company entered into an Asset Purchase Agreement (as amended from time to time the “Asset Purchase Agreement”) to acquire, from twenty-three different entities and individuals (the “Sellers”), working interests in producing properties and undeveloped acreage (the “Acquisition”), which acquisition transaction was completed on August 25, 2016. The assets acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region. In connection with the closing of the acquisition, we assumed approximately $30.6 million of commercial bank debt, issued 13,009,664 shares of common stock to certain of the Sellers, issued 552,000 shares of Series B Preferred Stock to one of the Sellers and its affiliate, and paid $4,975,000 in cash to certain of the Sellers. The effective date of the Acquisition was April 1, 2016.

Pursuant to a Letter Agreement we entered into, at the closing of the Acquisition, RAD2 agreed to accept full financial liability for any and all deficiencies between the “Agreed Assets Value” set forth in the Asset Purchase Agreement of $80,697,710, and the mutually agreed upon value of the assets delivered by the Sellers at the closing of the Acquisition, up to an aggregate of $1,030,941 (as applicable, the “Deficiency”). The Company accepted additional oil and gas producing properties and two salt water disposal facilities from the Sellers with an approximate value of $1.0 million to resolve this Deficiency. RAD2 is one of the Sellers, which is owned and controlled by Richard N. Azar II, who was appointed as our Chairman on August 26, 2016, serving as Chairman until May 16, 2017, provided that Mr. Azar continues to serve as a member of the Board of Directors and who was appointed as interim Chief Executive Officer of the Company on June 2, 2017.

The Asset Purchase Agreement between the Sellers and the Company relating to the Acquisition included the requirement that, following the closing, the parties undertake an accounting/true-up of expenses attributable to the assets acquired by the Company and revenue generated from such assets. A dispute has arisen between the Sellers and the Company as to the time period which the Company was to be responsible for the payment of expenses and was to receive the revenue from such assets prior to the closing of the transaction. Specifically, the Company believes that the agreements provide for it to be responsible for all expenses associated with the assets, and to receive all revenue generated from the assets, from April 1, 2016, the effective date of the Asset Purchase Agreement, through the closing date, August 25, 2016. The Sellers on the other hand, which include entities owned by Richard N. Azar, II, the Company’s interim Chief Executive Officer, have argued that the Company was only responsible for expenses, and was only due to receive revenue from the assets, beginning on the closing date, August 25, 2016. The difference in the amounts claimed due to the Company from the parties currently varies from a high of $1,121,718, which the Company alleges it is due, to a low of $342,298, which the Sellers allege that the Company is due. The parties continue to discuss the issues raised and to work towards a mutually acceptable settlement; however, due to the continuing dispute, for the purposes of the attached financial statements, the Company has recorded a receivable of $1,121,718 with an allowance of $779,420 for a net balance of $342,298.

As discussed in “Note 6 – Notes Payable and Debenture”, the Company borrowed $40 million from International Bank of Commerce (“IBC”) effective August 25, 2016. The proceeds of the loan were used to repay and refinance approximately $30.6 million of indebtedness owed by certain of the Sellers to IBC as part of the closing of the Acquisition. As of March 31, 2017, the Company was not in compliance with certain covenants of the loan agreement, including requiring the Company to maintain a net worth of $30 million, and the balance of the loan due to IBC of $38.3 million (less unamortized debt issuance costs of approximately $2.2 million), was recognized as a short-term liability on the Company’s balance sheet as of March 31, 2017. The Company also recognized approximately $30,000 in accrued interest as of March 31, 2017 related to this note.

On April 6, 2016, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited institutional investor (the “Investor”), pursuant to which we sold and issued a redeemable convertible subordinated debenture, with a face amount of $530,000, initially convertible into 163,077 shares of common stock (subject to certain conversion premiums) at a conversion price equal to $3.25 per share and a warrant to initially purchase 1,384,616 shares of common stock (subject to adjustment thereunder) at an exercise price equal to $3.25 per share (the “First Warrant”). The Investor purchased the debenture at a 5.0% original issue discount in the amount of $500,000 and has exercised the First Warrant in full as described below for the sum of $4.5 million.

Also on April 6, 2016, the Company entered into a Stock Purchase Agreement with the Investor, pursuant to which we agreed, subject to certain conditions, to issue up to 527 shares of Series C redeemable convertible preferred stock (the “Series C Preferred Stock”) at a 5% original issue discount, convertible into 1,618,462 shares of common stock (subject to certain conversion premiums) at a conversion price of $3.25 per share, and a warrant to initially purchase 1,111,112 shares of common stock at an exercise price of $4.50 per share (the “Second Warrant”). Under the terms of the Stock Purchase Agreement, the Second Warrant and 53 shares of Series C Preferred Stock were sold and issued for $500,000 on September 2, 2016, and the remaining 474 shares of Series C Preferred Stock were sold and issued for $4.5 million on November 17, 2016.

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

On October 7, 2016, the Investor exercised the First Warrant in full and was due 1,384,616 shares of common stock upon exercise thereof and an additional 2,542,735 shares of common stock in consideration for the conversion premium due thereon. A total of 810,000 shares were issued to the Investor on October 7, 2016, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock). The Company received gross proceeds of $4,500,000 from the exercise of the First Warrant and paid placement agent fees of $427,500 for services rendered in connection with the First Warrant. Pursuant to the terms of the First Warrant, the number of shares due in consideration for the conversion premium increases as the annual rate of return under the First Warrant increases, including by 10% upon the occurrence of certain triggering events (which had occurred by the October 7, 2016 date of exercise), to 17% per annum upon the exercise of the First Warrant. Additionally, as the conversion rate for the conversion premium is currently 85% of the lowest daily volume weighted average price during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share, the number of shares issuable in connection with the conversion premium increases as the trading price of our common stock decreases, and the trading price of our common stock has decreased since the date the First Warrant was exercised, triggering a further reduction in the conversion price of the conversion premium and an increase in the number of shares due to the Investor in connection with the conversion of the amount owed in connection with the conversion premium. Additionally, pursuant to the interpretation of the Investor, the measurement period for the calculation of the lowest daily volume weighted average price currently continues indefinitely.

At March 31, 2017, the Company had $6,883,697 due under the $7.5 million Letter Loan Agreement (as amended, modified, restated and revised to date, the “Rogers Loan”) originally entered into with Louise H. Rogers (“Rogers”) on August 13, 2013, the maturity date of which Rogers Loan was amended effective January 31, 2017, from January 31, 2017 to April 30, 2017. We also paid $9,000 to Ms. Rogers and $9,000 to Robertson Global Credit, LLC, the servicer of the Rogers Loan, in connection with the amendment. The maturity date of the Rogers Loan is currently July 31, 2017.

Effective January 31, 2017, the Company borrowed $1,000,000 from Alan Dreeben, one of the Company’s directors, pursuant to a short-term promissory note. The short-term promissory note had a principal balance of $1,050,000 (the $1,000,000 principal amount borrowed plus a $50,000 original issue discount), accrues interest at 6% per annum and a maturity date of January 31, 2018, with standard and customary events of default. As additional consideration for Mr. Dreeben agreeing to make the loan, we agreed to issue Mr. Dreeben 40,000 shares of restricted common stock.

On March 9, 2017, the Company borrowed $250,000 from a non-related individual pursuant to a short-term promissory note. The short-term promissory note has a principal balance of $263,158 (the $250,000 principal amount borrowed plus a $13,158 original issue discount), accrues interest at 6% per annum and has a maturity date of March 9, 2018 and contains standard and customary events of default. As additional consideration for agreeing to make the loan, we agreed to issue the lender 10,000 restricted shares of common stock.

In addition to the transactions noted above, the Company is currently discussing potential financing transactions in order to fulfill our current capital requirements as well as our planned asset acquisition, which we believe, if finalized and completed, will ensure the future viability of the Company. However, due to our current capital structure and the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if the Company is unable to obtain the necessary financing to finalize the asset purchase or drill additional wells and develop its proved undeveloped reserves (“PUDs”); coupled with the continued substantial drop in commodity prices over the last twelve months, the Company believes that its revenues will continue to decline over time. Therefore, the Company may be forced to scale back our business plan, sell assets to satisfy outstanding debts or take other remedial steps which may include seeking bankruptcy protection.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months following the issuance of these financial statements. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements of Camber Energy include the accounts of its wholly-owned Texas subsidiary, CATI Operating, LLC (“CATI”), which was created in October 2015. Per an amendment to the Rogers Loan, dated December 14, 2015, we transferred all of our oil and gas interests and equipment to CATI (see “Note 6 – Notes Payable” below). All intercompany accounts and transactions have been eliminated.

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

Camber’s financial statements are based on a number of significant estimates, including oil and natural gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and natural gas properties, and timing and costs associated with its asset retirement obligations, as well as those related to the fair value of stock options, stock warrants and stock issued for services. While we believe that our estimates and assumptions used in preparation of the financial statements are appropriate, actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. At March 31, 2017 and 2016, the Company’s cash in excess of the federally insured limit were $199,435 and $0, respectively. Historically, the Company has not experienced any losses in such accounts. The Company had no cash equivalents at March 31, 2017 or 2016.

Accounts Receivable

Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. At March 31, 2017 and 2016, the Company’s allowance for doubtful accounts was $779,421 and $0, respectively.

Concentration of Credit Risk

The Company generally sells a significant portion of our oil and gas production to a relatively small number of customers. For the year ended March 31, 2017, the Company’s consolidated product revenues were attributable to Shell Trading (US) Company, Superior Pipeline Company, Sissortail Energy, LLC, and DCP Midstream, LP. For the year ended March 31, 2016, 100% of the Company’s consolidated product revenues were attributable to Shell Trading (US) Company, the Company’s current and only customer as of March 31, 2016. The Company are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is disruption in services or other events that cause us to search for other ways to sell our production.

Oil and Natural Gas Properties, Full Cost Method

Camber uses the full cost method of accounting for oil and natural gas producing activities. Costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and natural gas property costs on a country-by-country basis. Costs not subject to amortization consist of unproved properties that are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Camber assesses overall values of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management’s intention with regard to future development of individually significant properties and the ability of Camber to obtain funds to finance their programs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. If it is determined that the relationship is significantly altered, the corresponding gain or loss will be recognized in the statements of operations.

Costs of oil and natural gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $10.98 and $31.83 per barrel of oil equivalent for the years ended March 31, 2017 and 2016, respectively.

Ceiling Test

In applying the full cost method, Camber performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value” of its proved reserves discounted at a 10% interest rate of future net revenues, based on current economic and operating conditions at the end of the period, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense. During the year ended March 31, 2017, the Company recorded an impairment of $79.1 million, which represented $10.9 million related to proved properties, $18.7 million related to unproved properties, and $49.5 million in conjunction with the Acquisition, primarily due to continued low commodity prices during the fiscal year and lease expirations. During the year ended March 31, 2016, the Company recorded an impairment of $21.4 million associated with proved oil and gas properties primarily due to a significant decline in commodity prices during the current fiscal year.

Asset Retirement Obligations

The Company records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Camber accrues an abandonment liability associated with its oil and natural gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Camber’s credit-adjusted risk-free interest rate. No market risk premium has been included in Camber’s calculation of the ARO balance.

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

Camber has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2017 and 2016. The Company’s policy is to classify assessments, if any, for tax related interest expense and penalties as interest expense.

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

Stock options to purchase 19,920 shares of common stock at an average exercise price of $35.38 per share and warrants to purchase 256,448 shares of common stock at an average exercise price of $12.94 per share were outstanding at March 31, 2017. Stock options to purchase 22,920 shares of common stock at a weighted average exercise price of $33.96 per share and warrants to purchase 232,585 shares of common stock at a weighted average exercise price of $47.64 per share were outstanding at March 31, 2017.

At March 31, 2016, Camber had outstanding 500 shares of Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock shares is convertible into an aggregate of 40 shares of the Company’s common stock and has no liquidation preference and no maturity date. The 500 shares of outstanding Series A Preferred stock were subsequently converted into 20,000 shares of common stock on April 25, 2016.

As of March 31, 2017, the Company had a convertible subordinated debenture of $145,695 (net of the unamortized discount of $384,305) which was recognized as a long-term liability on the Company's balance sheet as of March 31, 2017. The convertible subordinated debenture was initially convertible into 163,077 shares of common stock at a conversion price equal to $3.25 per share. Due to the recent decline in the price of our common stock and that a trigger event occurred on June 30, 2016 as a result of the delay in filing our Annual Report on Form 10-K for the year ended March 31, 2016, the premium rate on the debenture increased from 6% to 34% and the conversion discount became 85% of the lowest daily volume weighted average price during the measuring period (60 days prior to and 60 days after the last date that the Investor receives the last of the shares due), less $0.10 per share of common stock not to exceed 85% of the lowest sales price on the last day of such period less $0.10 per share. Using the treasury stock method, had the Company had net income, no common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share calculation for the year ended March 31, 2017.

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

As of March 31, 2017, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

Share-Based Compensation

Camber measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Revenue and Cost Recognition

Camber recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as crude oil and natural gas is produced and sold from those wells. Costs associated with production are expensed in the period incurred. Crude oil produced but remaining as inventory in field tanks is not recorded as revenue in Camber’s financial statements because it is not material.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued during fiscal 2017 and 2016, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five- step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The guidance is effective for annual and interim periods beginning after December 15, 2017. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. The Company will adopt the new standard utilizing the modified retrospective approach. The Company does not expect the adoption of this ASU to have a material impact on its financial statements. However, we anticipate the new standard will result in more robust footnote disclosures. We cannot currently determine the extent of the new footnote disclosures as further clarification is needed for certain practices common to the industry. We will continue to evaluate the impacts that future contracts may have.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the Company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the Company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company has adopted this standard for the year ending March 31, 2017, and management has concluded that there is substantial doubt as to the Company’s continuation as a going concern within one year after the issue date of the financial statements.

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

In February 2016, the FASB issued ASU 2016-02, a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 seeks to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the provisions of ASU 2016-15 and assessing the impact, if any, it may have on its statement of consolidated cash flows.

Subsequent Events

The Company has evaluated all transactions occurring between March 31, 2017 through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – PROPERTY AND EQUIPMENT

Oil and Natural Gas Properties

All of Camber’s oil and natural gas properties are located in the United States. Costs being amortized at March 31, 2017 and 2016 are as follows:

	At March 31,
	2017	2016
Oil and gas properties subject to amortization	$72,318,163	$47,801,175
Oil and gas properties not subject to amortization	28,947,400	—
Capitalized asset retirement costs	1,473,199	717,337
Total oil & natural gas properties	102,738,762	48,518,512
Accumulated depreciation, depletion, and impairment	(67,036,915)	(34,416,407)
Net Capitalized Costs	$35,701,847	$14,102,105

Impairment

During the year ended March 31, 2017, the Company recorded impairments totaling $79.1 million, which represented $10.9 million related to proved properties, $18.7 million related to unproved properties, and $49.5 million in conjunction with the Acquisition, primarily due to continued low commodity prices during the fiscal year and lease expirations. During the year ended March 31, 2016, the Company recorded an impairment of $21.4 million associated with oil and gas properties primarily due to a significant decline in commodity prices during the fiscal year.

Acquisition of Oil and Natural Gas Properties

On August 25, 2016, the Company completed the Acquisition and acquired working interests in producing properties and undeveloped acreage from the Sellers (see “Note 2 – Liquidity and Going Concern Considerations”). The assets acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region.

As consideration for the Acquisition of the acquired assets, the Company assumed approximately $30.6 million of commercial bank debt, issued 13,009,664 shares of common stock to certain of the Sellers valued at the grant date fair value, issued 552,000 shares of Series B Preferred Stock to one of the Sellers and its affiliate (see “Note 10 – Stockholders’ Equity (Deficit)”) valued at the grant date fair value, and paid $4,975,000 in cash to certain of the Sellers. The effective date of the Acquisition was April 1, 2016.

The following tables summarize the purchase price and allocation of the purchase price to the net assets acquired in connection with the Acquisition:

Purchase Price on August 25, 2016:	Consideration Given
Fair value of common stock issued	$49,176,530
Fair value of Series B Preferred Stock issued	14,898,038
Assumption of debt	30,595,256
Cash Paid at Closing	4,975,000
Total purchase price	$99,644,824

Net Assets Acquired
Accounts receivable	$635,482
Total current assets acquired	635,482

Oil and gas properties	50,774,684
Total assets acquired	51,410,166

Asset retirement obligations	(755,862)
Total liabilities acquired	(755,862)

Net assets acquired	50,654,304

Impairment of oil and gas properties	48,990,520

Total Purchase Price	$99,644,824

The proceeds from the $40 million loan from IBC were as follows:

Use of Proceeds
Assumption of debt	$30,595,256
Cash funding (paid at closing)	4,975,000
Loan Commitment fee (paid at closing)	200,000
Lien Payoff (paid at closing)	72,657
Restricted cash (received at closing)	3,360,000
Cash (received at closing)	797,087
Debt payable after closing	$40,000,000

Other Property and Equipment

In February 2014, the Company purchased a field office for approximately $50,000 which is used to provide local operational support for its properties in the Eagleford and Austin Chalk areas. The land upon which the field office resides was initially leased by the Company over a three-year term beginning in January 2014 through December 2016, for a yearly lease amounts of $7,200 and $7,800, and $8,400 over the three-year term, respectively. In January 2017, the Company renewed the lease on a year-to-year basis for $7,200.

Office Lease

On July 27, 2015, the Company moved its corporate headquarters from 3555 Timmons Lane, Suite 1550, Houston, Texas 77027 to 450 Gears Road, Suite 780, Houston, Texas 77067 in connection with the expiration of our prior office space lease. The Company entered into a sublease on approximately 3,300 square feet of office space that expired on January 31, 2016 and had a base monthly rent of approximately $5,000 of which it had paid four months in advance as well as a $5,000 security deposit. For the proceeding months, the Company paid month-to-month rent until it was able to move into its new office suite. On April 1, 2016, the Company entered into a lease agreement pursuant to which the Company agreed to lease 4,439 square feet of office space at 450 Gears Road, Houston, Harris County, Texas 77067 (Suite 860, versus Suite 780 as was leased previously). The lease had a 65-month term (through August 2021), and commenced on April 1, 2016. The monthly rental cost under the lease was -$0- for the month of April 2016, and $7,676 for the months of May 2016 through April 2017, plus as applicable, its pro rata share of operating expenses and taxes which exceed the total operating expenses and taxes of the property for the first year of the lease. On March 31, 2017, the Company amended its lease at 450 Gears Road to expand to a total of 6,839 square feet, commencing on May 1, 2017. The amendment extended the lease period to November 2021.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the future retirement of oil and natural gas properties for the years ended March 31, 2017 and 2016:

	2017	2016
Carrying amount at beginning of year	$1,179,170	$1,051,694
Acquisition of oil and gas properties	755,862	—
Accretion	199,960	127,426
Revisions of previous estimates	(89,145)	—
Carrying amount at end of year	$2,045,847	$1,179,170

NOTE 6 – NOTES PAYABLE AND DEBENTURE

The Company’s notes payable and debenture consisted of the following:

	March 31,	March 31,
	2017	2016
Note Payable - Rogers	$6,883,697	$7,153,734
Note Payable - Dreeben	1,050,000	275,000
Note Payable – Non-Related Individual	263,158	—
Convertible Notes Payable - Silver Star	—	800,000
Convertible Notes Payable - HFT	—	450,000
Debenture	530,000	—
Note Payable - IBC	38,324,527	—
	47,051,382	8,678,734
Unamortized debt discount	(2,624,038)	(583,183)
Total Notes Payable and Debenture	44,427,344	8,095,551
Less current portion of long-term debt	(44,281,649)	(8,095,551)
Long-term portion	$145,695	$—

Rogers Loan and Promissory Note

Letter Loan Agreement

At March 31, 2017, the Company had $6,883,697 due under the $7.5 million Letter Loan Agreement originally entered into with Rogers on August 13, 2013. Amortization of debt discount of $21,323 was recorded during the year ended March 31, 2016 while no unamortized discount remained as of March 31, 2017.

Currently, the Rogers Loan has a maturity date of July 31, 2017, and the Company agreed to pay all professional fees incurred by Rogers and to pay Rogers $39,000 in lieu of interest on the Rogers Loan as well as all operating income of collateralized assets (beginning October 1, 2015). Also, the Company agreed to make principal payments to Rogers from certain insurance proceeds to be received, which the Company has not received to date. For the months of January, February, March, June and July 2016, the Company did not make the required monthly principal payments due pursuant to the terms of the Rogers loan as amended. Instead, the Company and the loan administrator agreed to settle any outstanding administration and legal fees in lieu of the principal payments. The Company paid approximately $98,000 related to the fees, and effective July 5, 2016, obtained a waiver for the nonpayment of the principal amounts through July 2016. The Company has not made the $39,000 required monthly fee payments on the Rogers Loan since August 2016, however, the Company has made all required principal payments, and Rogers has not sent any notice of default or taken any action in connection therewith.

Additionally, per a prior amendment, the Company transferred all of its oil and gas interests and equipment to our then newly formed wholly-owned Texas subsidiary, CATI Operating LLC, which clarified that following the transfer, Rogers had no right to foreclose upon the Company (at the Nevada corporate parent level) upon the occurrence of an event of default under the Rogers Loan, and that instead Rogers would only take action against CATI and its assets and required Rogers to release all UCC and other security filings on the Company (provided that Rogers is allowed to file the same filings on CATI and its assets). Subsequently, the Company assigned all of its oil and gas interests and equipment to CATI pursuant to an Assignment and Bill of Sale dated December 16, 2015.

On February 1, 2017, the maturity date of the Rogers Loan was extended from January 31, 2017 to April 30, 2017. As consideration, the Company paid $9,000 to Ms. Rogers and $9,000 to Robertson Global Credit, LLC, the servicer of the Amended Note. In April 2017, the maturity date was extended again until July 31, 2017. As consideration, the Company paid $9,000 to Ms. Rogers and $9,000 to Robertson Global Credit, LLC, the servicer of the Amended Note.

Promissory Note

On August 25, 2016, and effective on August 15, 2016, our wholly-owned subsidiary, CATI borrowed $1 million from the Company’s senior lender, Rogers. The amount borrowed accrued interest at the rate of 12% per annum (18% upon the occurrence of an event of default) and was due and payable on or before November 9, 2016. The note is secured by the assets of CATI and nine of our other assets, including those acquired in the Acquisition.

Pursuant to the terms of the note, a total of 80% of all cash flow generated by CATI was required to first be paid to satisfy amounts owed under the August 2016 Note, and then to amounts owed under the Letter Loan, with the remaining 20% of such cash flow used by CATI for lease and other operating expenses and capital expenditures approved by Rogers’ designated representatives. In connection with the Company’s entry into the August 2016 note, it paid a loan origination fee of $50,000 and agreed to pay all fees of Rogers’ counsel in connection with the preparation and negotiation of the note. The $50,000 loan origination fee was recorded as a debt discount and was amortized through interest expense using the effective interest method over the term of the note.

As additional consideration, CATI issued Robertson Global Credit, LLC, the administrator of the Rogers Loan, a 2% overriding royalty interest in the wellbores of the Cyclone #9H and Cyclone #10H wells.

On October 11, 2016, the Company paid Rogers the full amount of principal due on the promissory note of $1.0 million and also paid the full amount of interest due of $15,667 on October 13, 2016. As such, the promissory note was no longer outstanding as of March 31, 2017.

Silver Star Line of Credit

On August 30, 2015, the Company entered into a Non-Revolving Line of Credit Agreement with Silver Star Oil Company (“Silver Star”). The line of credit provided the Company the right to issue up to $2.4 million in convertible promissory notes to Silver Star. To date, Camber has drawn $1,000,000 under the line of credit for the months of October, November, December 2015 and January and February 2016. The convertible notes contained a beneficial conversion feature with a combined intrinsic value of $687,987 for the five notes, which was recognized as a debt discount and is being amortized through interest expense using the effective interest method over the term of the notes.

Convertible notes totaling $800,000 had been assigned by Silver Star to Rockwell Capital Partners (“Rockwell”), of which Rockwell has fully converted a total of $830,562 of the principal and interest due on such convertible notes outstanding into shares of our common stock at a conversion price of $1.50 per share, for an aggregate of 553,708 shares.

On July 15, 2016, pursuant to an assignment of convertible promissory note agreement, the Company was advised that the last $200,000 convertible promissory note issued to Silver Star on February 20, 2016 was assigned by Silver Star to Texas Capital & Assets LLC. On September 28, 2016, Texas Capital & Assets LLC converted $207,566 of principal and interest due on such convertible note into shares of our common stock at a conversion price of $1.50 per share, for an aggregate of 138,377 shares.

As of March 31, 2017, the Company had no remaining Silver Star convertible notes outstanding as all outstanding notes had been converted into shares of the Company’s common stock.

HFT Convertible Promissory Note Purchase Agreement and Convertible Promissory Notes

On March 29, 2016, Camber entered into a Convertible Promissory Note Purchase Agreement with HFT Enterprises, LLC (“HFT”). Pursuant to the Note Purchase Agreement, Camber agreed to sell an aggregate of $600,000 in convertible notes, including $450,000 in convertible notes purchased on the date of the parties’ entry into the agreement, and $150,000 in convertible notes purchased by Debra Herman, the wife of Michael Herman, the principal of HFT, on April 26, 2016. Camber also granted Mrs. Herman warrants to purchase 124,285 shares of common stock with an exercise price of $1.50 per share on April 26, 2016, when the final loan was made pursuant to the terms of the agreement. The fair value of these 124,285 warrants was $470,467 and the relative fair value of $113,737 was recorded as additional debt discount.

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

On October 4, 2016, HFT, converted $464,800 of the principal and interest due on such convertible notes held by HFT into shares of Camber common stock at a conversion price of $1.50 per share, for an aggregate of 309,866 shares. Additionally on November 18, 2016, Mrs. Herman converted $155,110 of the principal and interest due on the convertible note which she held into shares of our common stock at a conversion price of $1.50 per share, for an aggregate of 103,400 shares.

As of March 31, 2017, the Company had no remaining HFT convertible notes outstanding and does not recognize any corresponding liability on the Company’s balance sheet as all outstanding notes had been converted into shares of the Company’s common stock.

Dreeben Note

On March 28, 2016, the Company borrowed $250,000 from Alan Dreeben, one of the Sellers and one of the Company’s directors, pursuant to a short-term promissory note. The short-term promissory note has a principal balance of $275,000 (the $250,000 borrowed plus a $25,000 original issue discount). As additional consideration for Mr. Dreeben agreeing to make the loan, the Company agreed to issue Mr. Dreeben 15,000 shares of restricted common stock, which were issued in September 2016. The Company recognized a $48,000 discount to the short-term promissory note which was based on the closing price of the Company’s common stock ($3.20 per share) on March 28, 2016 in addition to the original discount of $25,000, for a total discount of $73,000.

On June 27, 2016, the Company entered into an amended and restated short-term promissory note, amending and restating the note originally entered into with Mr. Dreeben on March 28, 2016; evidencing an additional $100,000 borrowed on June 13, 2016, plus a $10,000 original issue discount on such loan amount and extending the maturity date of the note to August 31, 2016.

On August 31, 2016, the Company paid Mr. Dreeben the full amount due on the short-term promissory note of $385,000.

Effective January 31, 2017, the Company borrowed $1,000,000 from Alan Dreeben, one of the Company’s directors, pursuant to a short-term promissory note. The short-term promissory note had a principal balance of $1,050,000 (the $1,000,000 principal amount borrowed plus a $50,000 original issue discount), accrues interest at 6% per annum and a maturity date of January 31, 2018, with standard and customary events of default. As additional consideration for Mr. Dreeben agreeing to make the loan, we agreed to issue Mr. Dreeben 40,000 shares of restricted common stock. At March 31, 2017, the Company owed $1,050,000 to Alan Dreeben. The fair value of the restricted shares was $30,000 based on the closing price of the Company’s common stock on the issuance date. The fair value of the shares was recorded as additional debt discount. At March 31, 2017, the Company owed $1,050,000 to Alan Dreeben. The Company also recognized $10,500 in accrued interest as of March 31, 2017.

Non-Related Individual Note

On March 9, 2017, the Company borrowed $250,000 from a non-related individual pursuant to a short-term promissory note. The short-term promissory note has a principal balance of $263,158 (the $250,000 principal amount borrowed plus a $13,158 original issue discount), accrues interest at 6% per annum and has a maturity date of March 9, 2018 and contains standard and customary events of default. As additional consideration for agreeing to make the loan, the Company agreed to issue the lender 10,000 restricted shares of common stock. The fair value of the restricted shares was $5,900 based on the closing price of the Company’s common stock on the issuance date. The fair value of the shares was recorded as additional debt discount. The note is secured by a deed of trust on certain of our properties. At March 31, 2017, the Company owed $263,158 to the non-related individual. The Company also recognized $1,316 in accrued interest as of March 31, 2017.

Debenture

On April 6, 2016, the Company entered into a Securities Purchase Agreement with the Investor, pursuant to which the Company issued a redeemable convertible subordinated debenture, with a face value of $530,000, initially convertible into 163,077 shares of common stock at a conversion price equal to $3.25 per share and warrants to initially purchase 1,384,616 shares of common stock (subject to adjustment thereunder) at an exercise price equal to $3.25 per share (the “First Warrant”). The Investor purchased the debenture at a $30,000 original issue discount for the sum of $500,000 and agreed that it would exercise the First Warrant, upon satisfaction of certain conditions, for the sum of $4.5 million, which warrant was exercised in October 2016. The debenture matures in seven years and accrues interest at a rate of 6.0% per annum. Due to the recent decline in the price of our common stock and that a trigger event occurred on June 30, 2016 as a result of the delay in filing our Annual Report on Form 10-K for the year ended March 31, 2016, the premium rate on the debenture increased from 6% to 34% and the conversion discount became 85% of the lowest daily volume weighted average price during the measuring period (60 days prior to and 60 days after the last date that the Investor receives the last of the shares due), less $0.10 per share of common stock not to exceed 85% of the lowest sales price on the last day of such period less $0.10 per share.

As the fair value of the warrants issued in connection with the debenture exceeds the $530,000 value of the debenture, we fully discounted the entire debenture and will amortize the discount over the term of the debenture. The discount is being amortized through interest expense using the effective interest method over the term of the debenture.

As of March 31, 2017, the Company had a convertible subordinated debenture of $145,695 (net of the unamortized discount of $384,305) which was recognized as a long-term liability on the Company’s balance sheet as of March 31, 2017. The Company also recognized $180,200 in accrued interest as of March 31, 2017.

Loan Agreement with RAD2

On August 25, 2016, RAD2, which was one of the Sellers and which is owned and controlled by Richard N. Azar II, who was appointed as our Chairman on August 26, 2016 and subsequently as the Company’s interim Chief Executive Officer, loaned us $1.5 million pursuant to a promissory note. The promissory note did not accrue interest for the first month it was outstanding and accrues interest at the rate of 5% per annum thereafter until paid in full.

On October 13, 2016, the Company paid RAD2 the full amount due on the promissory note of $1.5 million.

Loan Agreement with International Bank of Commerce (“IBC”)

On August 25, 2016, the Company, as borrower, and Richard N. Azar II, who was appointed as our Chairman on August 26, 2016 and subsequently as the Company’s interim Chief Executive Officer, and who also received the largest number of securities and cash in connection with the closing of the Acquisition (“Azar”), Donnie B. Seay, Richard E. Menchaca, RAD2, DBS Investments, Ltd. (“DBS”, controlled by Mr. Seay) and Saxum Energy, LLC (“Saxum”, which is controlled by Mr. Menchaca), as guarantors (collectively, the “Guarantors”, all of which were directly or indirectly Sellers), and IBC, as Lender (“Lender”), entered into a Loan Agreement.

Pursuant to the Loan Agreement, the Lender loaned the Company $40 million, evidenced by a Real Estate Lien Note in the amount of $40 million. The Company is required to make monthly payments under the note equal to the greater of (i) $425,000; and (ii) fifty percent (50%) of our monthly net income. The note accrues annual interest at 2% above the prime rate then in effect, subject to a minimum interest rate of 5.5% per annum. The note is due and payable on August 25, 2019. Payments under the note are subject to change as the interest rate changes in order to sufficiently amortize the note in 120 monthly installments. The Company has the right, from time to time and without penalty to prepay the note in whole or in part, subject to the terms thereof.

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

The Loan Agreement also provides that with respect to the properties located in Glasscock County, Texas, which the Company obtained ownership of at the closing of the Acquisition (collectively, the “West Texas Properties”), the Company has the right to sell the West Texas Properties after (i) the Lender approves the purchase and sale agreement in its sole discretion, (ii) the Lender receives as a prepayment of the loan, 50% of the sales proceeds of the West Texas Properties, but in no event less than $2,000,000, and (iii) the balance of the sales proceeds of the West Texas Properties are deposited in the bank account that we are required to maintain with the Lender, to be used to pay certain principal payments of the note as approved by Lender in its sole discretion.

The Company agreed to pay the Lender a loan finance charge of $400,000 in connection with its entry into the Loan Agreement, with half due on the date the Company entered into the Loan Agreement and half due on or before the 180th day following the date of the Loan Agreement. As further consideration for agreeing to the terms of the Loan, the Company agreed to issue the Lender 390,290 shares of common stock. The Company recognized a $2.8 million note discount related to these transactions and other debt issuance costs and will amortize the discount and debt issuance costs over the term of the note.

As of March 31, 2017, the Company was not in compliance with certain covenants of the loan agreement, including requiring the Company to maintain a net worth of $30 million, and the balance of the loan due to IBC of $38.3 million (less unamortized debt issuance costs of approximately $2.2 million), was recognized as a short-term liability on the Company’s balance sheet as of March 31, 2017. The Company has also recognized approximately $30,000 in accrued interest as of March 31, 2017.

NOTE 7 – DERIVATIVES

The Company has determined that certain warrants the Company has issued contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants’ exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The warrants granted to Ironman PI Fund II, LP contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the time. The amount of any such adjustment is determined in accordance with the provisions of the warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the time.

Activities for derivative warrant instruments during the years ended March 31, 2017 and 2016 were as follows:

Fair Value
Balance, March 31, 2015	$—
Additions	139,019
Change in fair value	(12,059)
Balance, March 31, 2016	126,960
Change in fair value	(105,298)
Balance, March 31, 2017	$21,662

The fair value of the derivative warrants was calculated using the Black-Scholes pricing model. Variables used in the Black-Scholes pricing model as of March 31, 2017 include (1) discount rate of 1.28%, (2) expected term of 2 years, (3) expected volatility of 168.75%, and (4) zero expected dividends. Variables used in the Black-Scholes pricing model as of March 31, 2016 include (1) discount rate of 0.87%-1.74%, (2) expected term of 3 to 5 years, (3) expected volatility of 97.84%-149.62%, and (4) zero expected dividends.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Minimum Commitments. The Company has operating leases for office space in Houston, Texas and land for a field office in Gonzales, Texas. The Company incurred rental expense of $88,513 and $95,815 for the years ended March 31, 2017 and 2016, respectively.

Future minimum annual rental commitments under non-cancelable leases at March 31, 2017 were approximately $120,000 through March 31, 2018, $135,000 through March 31, 2019, $138,000 through March 31, 2020, $140,000 through March 31, 2021 and $104,000 thereafter.

Legal Proceedings. From time to time suits and claims against Camber arise in the ordinary course of Camber’s business, including contract disputes and title disputes. Camber records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

On May 9, 2017, we filed a Petition and Request for Temporary Restraining Order, Preliminary Injunction and Permanent Injunction (the “Petition”), against Discover Growth Fund (otherwise defined as the Investor herein)(“Discover”) and Fifth Third Securities, Inc., in the United States District Court for the Southern District of Texas Houston Division (Civil Action 4:17-cv-1436). The Petition alleged causes of actions against Discover in connection with the Debenture, First Warrant and Series C Preferred Stock (the “Convertible Securities”) and alleged causes of action against Discover and Fifth Third in connection with conversions and sales of our common stock under the Convertible Securities. The Petition also sought declaratory relief in connection with certain terms and provisions of the Convertible Securities, sought exemplary damages and injunctive relief as well as a temporary restraining order to prevent Discover from further converting/exercising the Convertible Securities until the parties could reach a further understanding regarding the terms thereof. On May 11, 2017, the court rejected our motion for hearing in connection with a temporary restraining order. On May 16, 2017, Discover filed certain counterclaims against us and a request for a temporary restraining order and preliminary injunction. Discover also filed a motion to dismiss our Petition on the same date. After discussion among the parties, the lawsuit was subsequently dismissed by the parties on May 22, 2017. Notwithstanding the dismissal of the lawsuit, we have continued to have discussions with Discover regarding a potential settlement with Discover, provided no definitive terms have been agreed to as of the date of this filing and the parties may never come to an agreement regarding the terms of a settlement.

Employment Agreements. Effective November 1, 2012, the Company entered into an Employment Agreement with Anthony C. Schnur to serve as the Chief Financial Officer of the Company, which agreement was amended and restated effective December 12, 2012, in connection with his appointment as Chief Executive Officer. The agreement had a term of two years, expiring on October 31, 2014, provided that the agreement was automatically extended for additional one year terms, unless either party provided notice of their intent not to renew within the 30-day period prior to any automatic renewal date, and as neither party provided notice of their intent to terminate in fiscal 2015 or 2016, the agreement automatically extended for an additional one year term until October 31, 2016 and October 31, 2017, respectively, notwithstanding the termination of the agreement in connection with Mr. Schnur’s resignation on June 2, 2017, as discussed below. The Company agreed to pay Mr. Schnur a base annual salary of $310,000 during the term of the agreement, of which $290,000 is payable in cash and $20,000 is payable in shares of the Company’s common stock. The stock consideration due under the agreement is payable in quarterly installments at the end of each quarter, based on the stock price on the last day of each quarter. Mr. Schnur is also eligible for an annual bonus of up to 30% of his base salary in cash or stock.

The Employment Agreement was terminated in connection with Mr. Schnur’s resignation as Chief Executive Officer and director of the Company effective on June 2, 2017. In connection with the departure of Mr. Schnur, Mr. Schnur entered into a severance agreement and release with the Company, whereby (i) his employment agreement with the Company was terminated, (ii) he entered into a mutual release with the Company; (iii) he was granted 120,000 shares of unregistered common stock (to be issued in installments of 10,000 per month) and a monthly cash payment of $14,000 for twelve months; and (iv) he was granted reimbursement of the payment of his COBRA premiums through (a) the one year anniversary of the termination or (b) until he is eligible to participate in the health insurance plan of another employer, whichever is sooner, and provided that the amount of such health benefits shall reduce his monthly cash payment.

NOTE 9 – INCOME TAXES

The Company recorded a benefit for state income taxes of approximately $15,000 and zero for the years ended March 31, 2017 and 2016, respectively, as a result of the losses and change in valuation allowance for each year.

	2017	2016
Current taxes:
Federal	$(15,000)	$—
State	—	—
	(15,000)	—
Deferred taxes:
Federal	—	—
State	—	—
	—	—
Total	$(15,000)	$—

The following is a reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate to income from continuing operations before income taxes for the years ended March 31, 2017 and 2016:

	2017	2016
Computed at expected tax rates (34%)	$(30,307,001)	$(8,652,916)
Meals and entertainment	237,099	50,598
Return to accrual true-up	(15,000)	(13,068)
NOLs limitation resulting from change in control	15,134,586	—
Change in valuation allowance	14,935,316	8,615,386
Total	$(15,000)	$—

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	At March 31,
	2017	2016
Deferred tax assets:
Net operating tax loss carryforwards	$3,912,500	$14,638,485
Gain on sale of oil and gas properties	7,197,260	6,696,052
Depletion	1,101,236	1,678,175
Unrealized net loss on available-for-sale securities	123,955	123,954
Share-based compensation	402,388	387,564
Total deferred tax assets	12,737,339	23,524,230
Deferred tax liabilities:
Intangible drilling costs	25,949,194	(959,124)
Depreciation	(4,165,651)	(3,014,952)
Other	109,102	144,903
Total deferred tax liabilities	21,892,645	(3,829,173)
Subtotal	34,629,984	19,695,027
Less: valuation allowance	(34,629,984)	(19,695,057)
Total	$—	$—

The Company experienced an “ownership change” within the meaning of IRC Section 382 during the year ended March 31, 2017. As a result, certain limitations apply to the annual amount of net operating losses that can be used to offset post ownership change taxable income. The Company has estimated that $44.7 million of its pre-ownership change net operating loss could potentially be lost due to the IRC Section 382 limitation.

At March 31, 2017, the Company had estimated net operating loss carry-forwards for federal and state income tax purposes of approximately $11.7 million, adjusted for the ownership change limitation discussed above, which will begin to expire, if not previously used, beginning in the year 2029.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

The Company files income tax returns for federal and state purposes. Management believes that with few exceptions, the Company is not subject to examination by United States tax authorities for tax periods prior to 2012.

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Convertible Preferred Stock

On April 19, 2016, the holder of our Series A Convertible Preferred Stock, agreed to convert all 500 shares of our outstanding Series A Convertible Preferred Stock into 20,000 shares of our common stock (a conversion ratio of 40:1 as provided in the original designation of the Series A Convertible Preferred Stock adjusted for the Company’s 1:25 reverse stock split effective on July 25, 2015), which conversion was completed on April 25, 2016. We paid the holder $20,000 in connection with such conversion in order to comply with the terms of the Asset Purchase Agreement that required that no shares of Series A Convertible Preferred Stock be outstanding at the closing. As of March 31, 2017, we had no Series A Convertible Preferred Stock issued or outstanding.

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

During the year ended March 31, 2017, the Company issued a stock dividend on the Series B Preferred Stock consisting of 82,674 shares of the Company’s common stock. Due to the fact that the Company is in a retained deficit position, the Company recognized a charge to additional paid in-capital of $83 based on the par value of the common stock issued. As of March 31, 2017, the Company recognized additional stock dividends on the Series B Preferred Stock consisting of 59,146 shares of our common stock, which was recognized as a charge to additional paid in-capital and stock dividends distributable but not issued of $34,837 based on the closing price of the Company’s common stock of $0.59 per share on March 31, 2017. The common stock dividends were subsequently issued to the preferred shareholders on April 4, 2017.

Series C Redeemable Convertible Preferred Stock

On April 6, 2016, the Company entered into a Stock Purchase Agreement with the Investor, pursuant to which it agreed, subject to certain conditions, to sell 527 shares of Series C redeemable convertible preferred stock (with a face value of $5.26 million) at a 5% original issue discount of $263,000, convertible into 1,618,462 shares of common stock at a conversion price of $3.25 per share, and a warrant to purchase 1,111,112 shares of common stock at an exercise price of $4.50 per share (the “Second Warrant”).

On September 2, 2016, the Second Warrant and 53 shares of Series C Preferred Stock were issued for $526,450 ($500,000, net cash proceeds to Camber) after the Acquisition (as defined and described in “Note 2 – Liquidity and Going Concern Considerations”) closed. The prorated share of the $263,000 discount ($26,450) was recorded as reduction to additional paid in capital. On November 17, 2016, the remaining 474 shares of Series C Preferred Stock were issued for $4,736,550 ($4,500,000, net cash proceeds to Camber) and the Company paid placement agent and legal fees of $514,000 for services rendered in connection with the issuance. The Company also recognized $236,550 of the remaining 5% original issue discount, which was recorded as reduction to additional paid in capital.

The holder of the Series C Preferred Stock is entitled to cumulative dividends through maturity, which initially totaled 6% per annum, and are adjustable to up to 34.95% per annum, per annum, based on certain triggering events and the trading price of our common stock, and which currently total 34.95% per annum, payable upon redemption, conversion, or maturity, and when, as and if declared by our Board of Directors in its discretion. The Series C Preferred Stock ranks senior to the common stock and pari passu with respect to our Series B Redeemable Convertible Preferred Stock.

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

During the year ended March 31, 2017, the Investor converted shares of the Series C Preferred stock and was due shares of common stock and an additional shares of common stock in dividend premium shares. Due to the recent decline in the price of our common stock and the trigger event that occurred on June 30, 2016 as a result of the delay in filing our Annual Report on Form 10-K for the year ended March 31, 2016, the dividend premium rate increased from 6% to 30% and the conversion discount became 85% of the lowest daily volume weighted average price during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share.

The following summarizes the Series C Preferred Stock converted during the year ended March 31, 2017:

	Number of Shares	Face	Common Stock	Additional Dividend Premium	Total Common
Date	Converted	Value	Due	Shares	Stock
December 22, 2016	32	$320,000	98,462	969,138	1,067,600
January 9, 2017	21	210,000	64,616	657,196	721,812
January 25, 2017	21	210,000	64,616	780,694	845,310
February 24, 2017	21	210,000	64,616	1,138,159	1,202,775
March 2, 2017	15	150,000	46,154	812,971	859,125
March 29, 2017	13	130,000	40,000	1,247,235	1,287,235
	123	$1,230,000	378,464	5,605,393	5,983,857

As of March 31, 2017, the Company accrued common stock dividends on the Series C Preferred Stock based on the then 34.95% premium dividend rate described above. The Company recognized a charge to additional paid-in capital and stock dividends distributable but not issued of $563,813 related to the stock dividend declared but not issued.

Warrants

 The following summarizes Camber’s warrant activity for each of the years ended March 31, 2017 and 2016:

	2017		2016
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Outstanding at Beginning of Year	232,585	$47.64	232,585	$50.34
Issued	2,620,013	3.70	—	—
Expired	(1,211,534)	10.05	—	—
Exercised	(1,384,616)	3.25	—	—
Outstanding at End of Year	256,448	$12.94	232,585	$47.64

During the year ended March 31, 2017, warrants to purchase 1,384,616 shares of common stock were granted in connection with the Company’s sale of the debenture noted in “Note 6 – Note Payables and Debenture” and warrants to purchase 1,111,112 shares of common stock at an exercise price of $4.50 per share were granted in connection with our sale of 53 shares of Series C Preferred Stock noted above. The Company also granted warrants to purchase 124,285 shares of common stock in connection with the HFT Convertible Promissory Notes (see “Note 6 – Note Payables and Debenture”). No warrants were cancelled during the year ended March 31, 2017, other than warrants to purchase 100,420 shares of common stock at an exercise price of $71.50 per share expired unexercised on July 4, 2016.

On October 7, 2016, the Investor exercised the First Warrant in full and was due 1,384,616 shares of common stock upon exercise thereof and an additional 2,542,735 shares of common stock in consideration for the conversion premium due thereon. A total of 810,000 shares were issued to the Investor on October 7, 2016, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock). The Company received gross proceeds of $4,500,000 from the exercise of the First Warrant and paid placement agent fees of $427,500 for services rendered in connection with the First Warrant. Pursuant to the terms of the First Warrant, the number of shares due in consideration for the conversion premium increases as the annual rate of return under the First Warrant increases, including by 10% upon the occurrence of certain triggering events (which had occurred by the October 7, 2016 date of exercise), to 17% per annum upon the exercise of the First Warrant. Additionally, as the conversion rate for the conversion premium is currently 85% of the lowest daily volume weighted average price during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share, the number of shares issuable in connection with the conversion premium increases as the trading price of our common stock decreases, and the trading price of our common stock has decreased since the date the First Warrant was exercised, triggering a further reduction in the conversion price of the conversion premium and an increase in the number of shares due to the Investor in connection with the conversion of the amount owed in connection with the conversion premium. Additionally, pursuant to the interpretation of the Investor, the measurement period for the calculation of the lowest daily volume weighted average price currently continues indefinitely.

As of July 10, 2017, a total of 9,675,154 shares of common stock had been issued to the Investor in connection with the exercise of the First Warrant of the approximately 37,496,859 shares which were alleged due (25,052,473 shares remain to be issued to the Investor, which shares are currently held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock)) as of July 10, 2017 (subject to increases as the value of our common stock decreases).

Additionally, warrants to purchase 66,668 shares of common stock issued in connection with an equity raise completed in April 2014, contained a weighted average anti-dilutive provision in which the exercise price of the warrants are adjusted downward based on any subsequent issuance or deemed issuance of common stock or convertible securities by the Company for consideration less than the then exercise price of such warrants. As a result of the anti-dilution rights, the exercise price of the warrants was adjusted to $3.59 per share, in connection with an automatic adjustment to the exercise price due to the Acquisition. As of March 31, 2017 the fair value of the derivative liability associated with the 66,668 warrants was $21,662 compared to $126,960 at March 31, 2016. Therefore, the $105,298 change in the derivative liability fair value was recorded as other income on the consolidated statement of operations.

At March 31, 2017, 11,195 outstanding warrants had an intrinsic value of $6,483. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options. These warrants were initially issued in connection with the Rogers Loan on August 13, 2013, and the exercise price was lowered from $33.75 to $0.01 per share on August 12, 2015.

The following is a summary of the Company’s outstanding warrants at March, 31, 2017:

Warrants Outstanding		Exercise Price ($)	Expiration Date	Intrinsic Value at March 31, 2017

41,300	(1)	57.50	October 18, 2017	$—
11,000	(2)	37.50	April 4, 2018	—
2,000	(3)	37.50	May 31, 2018	—
11,195	(4)	0.01	April 21, 2019	6,483
66,668	(5)	4.05	April 21, 2017	—
124,285	(6)	1.50	April 21, 2021	—
256,448				$6,483

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

NOTE 11 – SHARE-BASED COMPENSATION

Common Stock

On January 25, 2017, the Company’s Board of Directors adopted, subject to the ratification of the shareholders, the Company’s Amended and Restated 2014 Stock Incentive Plan (”2014 Amended and Restated Plan”). At the annual shareholder meeting held on March 22, 2017, Company shareholders approved the 2014 Amended and Restated Plan providing for the Company to issue up to an additional 905,000 shares of common stock under the 2014 Incentive and 2014 Amended Plans (described below, 1,000,000 in total) to officers, directors, employees, contractors and consultants for services provided to the Company.

On February 8, 2016, the Company’s Board of Directors adopted, subject to the ratification of the shareholders, the Company’s Amendment to the 2014 Stock Incentive Plan (”2014 Amended Plan”). At the annual shareholder meeting held on March 29, 2016, Company shareholders approved the 2014 Amended Plan providing for the Company to issue up to an additional 55,000 shares of common stock under the 2014 Incentive Plan (described below, 95,000 in total) to officers, directors, employees, contractors and consultants for services provided to the Company and amend the definition of “Eligible Person” under the 2014 Amended Plan to exclude “instances where services are in connection with the offer or sale of securities in a capital-raising transaction, or they directly or indirectly promote or maintain a market for the Company’s securities”.

On December 27, 2013, the Company’s Board of Directors adopted, subject to the ratification of the shareholders, the Company’s 2014 Stock Incentive Plan (”2014 Incentive Plan”). At the annual shareholder meeting held on February 13, 2014, Company shareholders approved the 2014 Incentive Plan providing for the Company to issue up to 40,000 shares of common stock to officers, directors, employees, contractors and consultants for services provided to the Company. At March 31, 2017, 911,713 shares are available for issuance under the 2014 Incentive Plan as amended and restated.

During the annual shareholder meeting held on March 31, 2012, Company shareholders approved the Camber Energy, Inc. 2012 Stock Incentive Plan (”2012 Incentive Plan”) providing for the Company to issue up to 60,000 shares of common stock to officers, directors, employees, contractors and consultants for services provided to the Company. At March 31, 2017, 3,000 shares remained available for awards under the 2012 Incentive Plan.

During the annual shareholder meeting held on March 30, 2010, Company shareholders approved the Camber Energy, Inc. Long Term Incentive Plan (”2010 Incentive Plan”) providing for the Company to issue up to 36,000 shares of common stock to officers, directors, employees, contractors and consultants for services provided to the Company. At March 31, 2017, 128 shares remained available for awards under the 2010 Incentive Plan.

For the year ended March 31, 2017, Camber issued 22,131 shares of its common stock with an aggregate grant date fair value of $72,035, which were valued based on the trading value of Camber’s common stock on the date of grant. Also, on December 31, 2016 the Company agreed to award an additional 19,010 shares of its common stock with an aggregate grant fair value of $23,572, which were valued based on the trading value of Camber’s common stock on the date of grant. Those common stock awards had yet to be physically issued as of March 31, 2017 and therefore, were recognized as accrued common stock payable on the balance sheet. The shares were awarded according to the employment agreement with an officer and as additional compensation for other officers and managerial personnel.

Stock Options

The following summarizes Camber’s stock option activity for each of the years ended March 31, 2017 and 2016:

	2017		2016
	Number of Stock Options	Weighted Average Grant Price	Number of Stock Options	Weighted Average Grant Price
Outstanding at Beginning of Period	22,920	$33.96	24,920	$33.81
Expired/Cancelled	(3,000)	24.50	(2,000)	32.00
Outstanding at End of Period	19,920	$35.38	22,920	$33.96

During the year ended March 31, 2017, the Company granted no stock options, and of the Company’s outstanding options, no options were exercised or forfeited, while options to purchase 3,000 shares of common stock expired, which were previously issued to two directors on December 24, 2013.

During the year ended March 31, 2016, the Company granted no stock options, and of the Company’s outstanding options, no options were exercised or forfeited, while options to purchase 2,000 shares of common stock expired, which were previously issued to a director on July 2, 2013.

Share-based compensation expense related to stock options during the years ended March 31, 2017 and 2016 was $19,266 and $61,202, respectively.

Options outstanding and exercisable at March 31, 2017 and 2016 had no intrinsic value. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options.

At March 31, 2017, unrecognized compensation expense related to non-vested stock options totaled $11,238. This unrecognized expense is expected to be amortized to expense on a straight-line basis over a weighted average period of 0.6 years.

Options outstanding and exercisable as of March 31, 2017:

Exercise	Remaining	Options	Options
Price	Life (Yrs)	Outstanding	Exercisable
$40.75	0.60	4,000	3,000
$43.50	0.60	6,000	6,000
$40.25	0.80	2,000	2,000
$39.50	0.60	2,000	2,000
$5.50	1.00	4,000	4,000
$51.75	3.50	1,920	1,920
	Total	19,920	19,920

NOTE 12 – POSTRETIREMENT BENEFITS

Camber maintains a matched defined contribution savings plan for its employees. During the year ended March 31, 2017 and 2016, Camber’s total costs recognized for the savings plan were $30,662 and $26,900, respectively.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the years ended March 31, 2017 and 2016:

	2017	2016
Interest	$1,580,048	$76,229
Income taxes	—	—

Non-cash investing and financing activities for the years ended March 31, 2017 and 2016 included the following:

	2017	2016

Accounts Receivable Assumed for Segundo Acquisition	$635,482	$—
Reduction in Accounts Payable for Payments Made on Previously Accrued Capital Expenditures	$233,632	$125,325
Discount from Beneficial Conversion Feature on Convertible Notes	$150,000	$677,909
Debt discounts on Notes Payable	$35,900	$48,000
Forgiveness of Debt in Victory Settlement	$—	$600,000
Notes Payable Assumed for Segundo Acquisition	$30,595,256	—
Debt discounts on Notes Payable, Long-Term Notes Payable,	$3,286,900	$—
Change in Estimate for Asset Retirement Obligations	$89,145	$—
Asset Retirement Obligations from Segundo Acquisition	$755,862	$—
Issuance of Series B Preferred Stock for Segundo Acquisition	$14,898,038	$—
Return and Cancellation of Common Stock Issued in Victory Settlement	$—	$(110,616)
Common Stock Issued to Settle Stock Payable	$—	$234,777
Issuance of Common Stock for Segundo Acquisition	$49,176,530	$—
Issuance of Restricted Common Stock for Dreeben Loan	$48,000	$—
Stock Dividends Distributable but not Issued	$598,000	$—
Conversion of Convertible Notes to Common Stock	$1,445,669	$206,000
Conversion of Preferred Stock to Common Stock	$6,004	$—
Issuance of Common Stock for Dividends	$83	—

NOTE 14 – SUBSEQUENT EVENTS

On April 4, 2017, the Company paid the required quarterly dividend on the Series B Preferred Stock by way of the issuance of 59,146 shares of our common stock to the preferred shareholders at a fair market value of $34,843, based on the closing price of the Company’s common stock ($0.59 per share) on March 31, 2017.

The Company is in breach of certain terms of the IBC Loan Agreement, including maintaining net worth at required levels, exceeded caps on certain administrative expenses, failure to reimburse IBC for certain loan related costs and expenses, and failure to comply with certain post-closing covenants relating to the assignment of oil and gas wells, mortgages and the completion of certain curative title requirements. The Company’s current management is negotiating a potential resolution to the breaches with IBC.

However, IBC can provide the Company notice of default at any time and require immediate repayment of the entire loan. If the IBC loan was accelerated, the Company could be forced to sell assets, IBC could foreclose on the Company’s assets, substantially all of which are pledged to secure the amounts due under the IBC Loan Agreement, curtail our business plans and/or seek bankruptcy protection, any of which may cause the value of the Company’s securities to decline in value or become worthless.

On April 27, 2017, the Company entered into a service agreement (the “Service Agreement”), effective on May 1, 2017, with Enerjex Resources (“Enerjex”) to outsource the management of our back-office functions for a fixed monthly fee. Under the terms of the Service Agreement, Enerjex will be responsible for performing all back-office services for the Company, including all data entry and bookkeeping, financial reporting, management reporting, reserve reporting, SEC compliance, audits, filings, and any other services required to maintain the Company’s good standing with all local, state, and federal laws. Enerjex will not be responsible for any field operations, including drilling, operating or maintaining any wells or leases, of the Company under the terms of the Service Agreement. Enerjex will receive a fee of $150,000 per month for services rendered, plus any pre-approved out-of-pocket travel expenses. The monthly fee may be reduced to the extent the Company retains employees or consultants to perform certain of the functions contemplated to be performed by Enerjex.

On August 29, 2016, to be effective as of August 26, 2016, the Company entered into a Consulting Agreement with Mr. Azar to serve as the Chairman of the Company. Pursuant to the Consulting Agreement, Mr. Azar agreed to provide services to the Company in his role as Chairman of the Company as customarily performed by a Chairman of a public company and as requested by the Board of Directors from time to time. The term of the agreement was for one year (the “Initial Term”); provided that the agreement automatically extended for additional one year periods after the Initial Term (each an “Automatic Renewal Term” and the Initial Term together with all Automatic Renewal Terms, if any, the “Term”), subject to the Renewal Requirements (described below), in the event that neither party provided the other written notice of their intent not to automatically extend the term of the agreement at least 30 days prior to the end of the Initial Term or any Automatic Renewal Term. The Term could only be extended for an Automatic Renewal Term, provided that (i) Mr. Azar was re-elected to the Board of Directors at the Annual Meeting of Stockholders of the Company immediately preceding the date that such Automatic Renewal Term begins; and (ii) the Board of Directors affirmed his appointment as Chairman for the applicable Automatic Renewal Term (or fails to appoint someone else as Chairman prior to such applicable Automatic Renewal Term)(the “Renewal Requirements”). The agreement was to expire immediately upon the earlier of: (i) the date upon which Mr. Azar no longer served as Chairman; and (ii) any earlier date requested by either (1) the Company (as evidenced by a vote of a majority of the Board of Directors (excluding Mr. Azar) at a meeting of the Board of Directors), or (2) Mr. Azar (as evidenced by written notice to the Board of Directors). Additionally, the Company could terminate the agreement immediately and without prior notice if Mr. Azar was unable or refuses to perform the services required of him under the agreement, and either party could terminate the agreement immediately and without prior notice if the other party was in breach of any material provision of the agreement. The Company agreed to pay Mr. Azar $100,000 per year during the term of the agreement, subject to annual reviews by the Compensation Committee, after the first year. Mr. Azar agreed to not compete against the Company, unless approved in writing by the Board of Directors, during the term of the agreement.

On May 16, 2017, the Board of Directors appointed Fred S. Zeidman to serve as Chairman of the Board, replacing Mr. Azar, who remains as a director serving on the Board. In connection with that action, on May 23, 2017, the Consulting Agreement with Mr. Azar was terminated.

The employment agreement of Mr. Anthony C. Schnur, the Company’s former Chief Executive Officer was terminated in connection with Mr. Schnur’s resignation as Chief Executive Officer and director of the Company effective on June 2, 2017. In connection with the departure of Mr. Schnur, Mr. Schnur entered into a severance agreement and release with the Company, whereby (i) his employment agreement with the Company was terminated, (ii) he entered into a mutual release with the Company; (iii) he was granted 120,000 shares of unregistered common stock (to be issued in installments of 10,000 per month) and a monthly cash payment of $14,000 for twelve months; and (iv) he was granted reimbursement of the payment of his COBRA premiums through (a) the one year anniversary of the termination or (b) until he is eligible to participate in the health insurance plan of another employer, whichever is sooner, and provided that the amount of such health benefits shall reduce his monthly cash payment.

On June 19, 2017, a holder of the Company’s Series B Convertible Preferred Stock converted 143,492 shares of Series B Convertible Preferred Stock into 1,024,943 shares of common stock of the Company.

As of June 30, 2017, the 408,508 outstanding shares of Series B Preferred Stock had accrued $153,191 in quarterly dividends. The Company plans to pay that dividend by way of the issuance of 593,762 shares of our common stock to the preferred shareholders at a fair market value of $0.258, based on the closing price of the Company’s common stock on June 30, 2017, which shares have not been issued to date and are not included in the number of issued and outstanding shares disclosed throughout this report (or the ownership of the Series B Preferred Stock holders).

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

PROVED RESERVE SUMMARY

All of the Company’s reserves are located in the United States. The following tables sets forth the changes in Camber’s net proved reserves (including developed and undeveloped reserves) for the years ended March 31, 2017 and 2016. Reserves estimates as of March 31, 2017 were estimated by the independent petroleum consulting firm Ralph E. Davis Associates, LLC:

	March 31,
	2017	2016
Crude Oil (Bbls)
Net proved reserves at beginning of year	3,841,362	4,578,535
Revisions of previous estimates	(2,377,088)	(444,710)
Purchases in place	158,466	—
Extensions, discoveries and other additions	—	—
Sales in place	(3,072)	(270,273)
Production	(32,918)	(22,190)
Net proved reserves at end of year	1,586,750	3,841,362

Natural Gas (Mcf)
Net proved reserves at beginning of year	2,513,690	2,976,780
Revisions of previous estimates	(1,930,708)	(300,926)
Purchases in place	9,725,345	—
Extensions, discoveries and other additions	—	—
Sales in place	(1,772)	(162,164)
Production	(502,545)	—
Net proved reserves at end of year	9,804,010	2,513,690

NGL (Bbls)
Net proved reserves at beginning of year	—	—
Revisions of previous estimates	—	—
Purchases in place	2,528,388	—
Extensions, discoveries and other additions	—	—
Sales in place	—	—
Production	(108,278)	—
Net proved reserves at end of year	2,420,110	—

Oil Equivalents (Boe)
Net proved reserves at beginning of year	4,260,312	5,074,665
Revisions of previous estimates	(2,698,874)	(494,863)
Purchases in place	4,307,745	—
Extensions, discoveries and other additions	—	—
Sales in place	(3,367)	(297,300)
Production	(224,954)	(22,190)
Net proved reserves at end of year	5,640,862	4,260,312

RESERVES

During the year ended March 31, 2017, Camber increased its reserves by approximately 1.4 million Boe of proved reserves. The increase was the result of a downward revision of previous estimates of 2.6 million Boe, offset by the purchases in place of 7.9 million Boe, which was reduced by the production volume of 3.9 million Boe. Camber had a transfer to proved non-producing reserves on existing leases of 0.8 million Boe due to certain properties which were previously producing, being shut-in, as they became uneconomic due to the decrease in commodity prices.

During the year ended March 31, 2016, Camber adjusted its reserves downward by approximately 0.8 million Boe of proved reserves. We had a downward revision primarily due to the sale of existing leases of 0.3 million Boe in Karnes County, Texas, the expiration of 0.4 million Boe on existing leases and the transfer of approximately 0.2 million Boe of proved undeveloped reserves to probable undeveloped reserves offset by the transfer of approximately 0.1 million probable undeveloped reserves to proved undeveloped reserves.

The following table sets forth Camber’s proved developed and undeveloped reserves at March 31, 2017 and 2016:

	At March 31,
	2017	2016
Proved Developed Reserves
Crude Oil (Bbls)	312,070	117,778
Natural Gas (Mcf)	7,458,350	—
NGL (Bbls)	1,784,010	—
Oil Equivalents (Boe)	3,339,140	117,778
Proved Non-Producing Reserves
Crude Oil (Bbls)	8,993	—
Natural Gas (Mcf)	3,295,890	—
NGL (Bbls)	294,522	—
Oil Equivalents (Boe)	852,830	—
Proved Undeveloped Reserves
Crude Oil (Bbls)	1,265,689	3,723,585
Natural Gas (Mcf)	520,674	2,513,691
NGL (Bbls)	96,424	—
Oil Equivalents (Boe)	1,448,892	4,142,534
Proved Reserves
Crude Oil (Bbls)	1,586,752	3,841,363
Natural Gas (Mcf)	11,274,914	2,513,691
NGL (Bbls)	2,174,958	—
Oil Equivalents (Boe)	5,640,862	4,260,312

*The Company engaged Ralph E. Davis Associates LLC, an independent reserve engineering firm, to provide a reserve report on the Company’s properties as of March 31, 2017. The reserve report has been included as Exhibit 99.1 to the Form 10-K which these financial statements are filed with.

Proved Undeveloped Reserves

For the year ended March 31, 2017, total PUDs decreased by 1.8 million Boe to 2.3 million Boe. The proved undeveloped reserve decrease was primarily due to the:

●	transfer of approximately 0.2 million Boe of PUDs to probable undeveloped reserves as there has been no development within five years since initial disclosure; and

●	reduction of approximately 1.6 million Boe of PUDS due to expiring leases.

We had no proved developed non-producing Boe and we transferred no amounts of proved undeveloped reserves to proved developed reserves during the fiscal year ended March 31, 2017. In addition, our plan is to convert our remaining PUD balance as of March 31, 2017 to proved developed reserves within five years or prior to the end of fiscal year 2022 provided that we are able to obtain adequate funding and capital over the time period.

Our reserves concentrate mainly in the Hunton and Eagle Ford formations. At March 31, 2017, Camber’s proved reserves for the Hunton and Eagle Ford formations were 4.7 million Boe, or 84% of the total proved developed and undeveloped reserves of 5.6 million Boe.

The following table sets forth Camber’s net reserves in Boe by reserve category and by formation at March 31, 2017 and 2016:

	Proved	Proved	Proved	Total
	Developed	Non-Producing	Undeveloped	Proved
Hunton
At March 31, 2017	2,512,176	728,654	—	3,240,830
At March 31, 2016	—	—	—	—

Mississippian - Woodford - Hun
At March 31, 2017	417,209	124,176	—	541,385
At March 31, 2016	—	—	—	—

Fusselman
At March 31, 2017	10,141	—	—	10,141
At March 31, 2016	—	—	—	—

Red Fork
At March 31, 2017	66,859	—	—	66,859
At March 31, 2016	—	—	—	—

Trend Area
At March 31, 2017	129,554	—	—	129,554
At March 31, 2016	—	—	—	—

Segundo - Other
At March 31, 2017	29,798	—	—	29,798
At March 31, 2016	—	—	—	—

Eagle Ford
At March 31, 2017	35,526	—	1,448,892	1,484,418
At March 31, 2016	9,675	—	4,142,534	4,152,209

Austin Chalk
At March 31, 2017	126,739	—	—	126,739
At March 31, 2016	97,066	—	—	97,066

Eaglebine
At March 31, 2017	—	—	—	—
At March 31, 2016	10,328	—	—	10,328

Other
At March 31, 2017	11,138	—	—	11,138
At March 31, 2016	709	—	—	709

Total
At March 31, 2017	3,339,140	852,830	1,448,892	5,640,862
At March 31, 2016	117,778	—	4,142,534	4,260,312

Capitalized Costs Relating to Oil and Natural Gas Producing Activities. The following table sets forth the capitalized costs relating to Camber’s crude oil and natural gas producing activities at March 31, 2017 and 2016:

	At March 31,
	2017	2016
Oil and gas properties subject to amortization	$72,318,163	$47,801,175
Oil and gas properties not subject to amortization	28,947,400	—
Capitalized asset retirement costs	1,473,199	717,337
Total oil & natural gas properties	102,738,762	48,518,512
Accumulated depreciation, depletion, and impairment	(67,036,915)	(34,416,407)
Net Capitalized Costs	$35,701,847	$14,102,105

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in Camber’s oil and natural gas property acquisition, exploration and development activities for the years ended March 31, 2017 and 2016:

	2017	2016
Acquisition of properties
Proved	$3,488,406	$141,908
Unproved	—	—
Exploration costs	—	—
Development costs	—	130,813
Total	$3,488,406	$272,721

Results of Operations for Oil and Natural Gas Producing Activities. The following table sets forth the results of operations for oil and natural gas producing activities for the years ended March 31, 2017 and 2016:

	2017	2016
Crude oil and natural gas revenues	$5,302,024	$968,146
Production costs	(3,517,345)	(863,635)
Depreciation and depletion	(2,468,916)	(688,213)
Results of operations for producing activities, excluding corporate overhead and interest costs	$(684,237)	$(583,702)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves. The following information has been developed utilizing procedures prescribed by ASC Topic 932 and based on crude oil and natural gas reserves and production volumes estimated by the independent petroleum consultants of Camber. The estimates were based on a 12-month average of first-of-the-month commodity prices for the years ended March 31, 2017 and 2016. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating Camber or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of Camber.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of Camber’s oil, NGL, and natural gas reserves as of March 31, 2017 and 2016:

	At March 31,
	2017	2016
Future cash inflows	$151,612,190	$179,710,901
Future production costs	(68,604,389)	(48,202,264)
Future development costs	(25,003,360)	(78,632,113)
Future income taxes	(20,301,568)	(3,437,757)
Future net cash flows	37,702,873	49,438,767
Discount to present value at 10% annual rate	(21,690,451)	(36,040,384)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$16,012,422	$13,398,383

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth the changes in the standardized measure of discounted future net cash flows for each of the years ended March 31, 2017 and 2016:

	2017	2016
Standardized measure, beginning of year	$13,471,565	$61,627,716
Crude oil and natural gas sales, net of production costs	(2,377,676)	(104,515)
Net changes in prices and production costs	(3,182,783)	(41,178,131)
Changes in estimated future development costs	922,149	(9,440,684)
Revisions of previous quantity estimates	(4,089,299)	(6,460,172)
Accretion of discount	2,542,541	1,400,887
Net change in income taxes	(8,875,682)	13,592,568
Purchases of reserves in place	17,126,575	—
Sales of reserves in place	(55,894)	(6,360,521)
Change in timing of estimated future production	530,926	320,235
Standardized measure, end of year	$16,012,422	$13,398,383

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Interim Chief Executive Officer and our Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our Interim principal executive officer and interim principal financial officer, have concluded that, as of March 31, 2017, our disclosure controls and procedures are not effective.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our Interim Principal Executive Officer and Interim Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017 based on the criteria framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2017. Such conclusion reflects our Chief Accounting Officer resigning effective June 8, 2017. Until we are able to remedy these weaknesses, we are relying on third party consultants to assist with financial reporting.

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

Limitations on the Effectiveness of Controls

The Company’s disclosure controls and procedures are designed to provide the Company’s Chief Executive Officer and Chief Financial Officer with reasonable assurances that the Company’s disclosure controls and procedures will achieve their objectives. However, the Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within the Company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and such design may not succeed in achieving its stated objectives under all potential future conditions.

Changes in Internal Control Over Financial Reporting.

Mr. Pinkston tendered his resignation as the Company’s Chief Accounting Officer, principal financial officer and principal accounting officer on May 23, 2017, to be effective as of June 8, 2017.

Robert Schleizer was appointed as the Interim Chief Financial Officer and principal accounting officer of the Company on June 2, 2017.

Other than the above, there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

The following table and accompanying descriptions indicate the name of each officer and director, including their age, principal occupation or employment, and the year in which each person first became an officer or director.

Name	Position	Date First Elected/Appointed	Age
Richard N. Azar II	Interim Chief Executive Officer, Secretary and Director	August 26, 2016	70
Robert Schleizer	Interim Chief Financial Officer	June 5, 2017	63
Alan W. Dreeben	Director	August 26, 2016	73
Fred S. Zeidman	Chairman	June 24, 2013	70
Robert D. Tips	Director	August 26, 2016	62

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

The business experience of each of the persons listed above during the past five years is as follows:

Richard N. Azar II, INTERIM CHIEF EXECUTIVE OFFICER, SECRETARY AND DIRECTOR

Mr. Azar served as Chairman of the Board from August 2016 to May 2017, and has continued to serve as a member of the Board of Directors after he stepped down as Chairman. Since June 28, 2017, Mr. Azar has served as Secretary of the Company. On June 2, 2017, Mr. Richard N. Azar II was appointed as Interim Chief Executive Officer of the Company. Mr. Azar is an executive within the oil and gas industry with more than 30 years’ experience in the oil and gas exploration and production sector.  Mr. Azar serves as President/Co-Founder of San Antonio-based Brittany Energy, LLC and Sezar Energy, LP, independent oil and gas exploration and production companies. In addition, he was a director with Petroflow Energy, Ltd./TexOakPetro Holdings, LLC., a private oil and gas company with operations in the Hunton dewatering resource play in Oklahoma.  Since 1982, Mr. Azar’s companies have explored for, produced and operated over 1,000 wells in Central, South and West Texas and Central Oklahoma, including the development of the Hunton Dewatering Resource play in central Oklahoma.

Mr. Azar co-founded San Antonio Gas & Oil (SAGO), which in 1985 acquired Altex Resources, Inc., a leading oil and gas exploration company. Over the last 20 years, Mr. Azar has been instrumental in developing a Hunton Dewatering Resource play in central Oklahoma through his ownership/partnership in Altex Resources, Inc. Altex Resources was sold to a Canadian Energy Trust in March 2006. Mr. Azar remains active in the exploration of the Hunton Resource play. He currently serves as a Trustee for the San Antonio-based Texas Biomed Research Institute, has been on the Board of the Southwest Blood and Tissue Center, and has actively participated in many philanthropic endeavors.

Mr. Azar received a Bachelor of Business Administration degree from the University of Texas at Austin with distinguished military graduate honors.

Director Qualifications:

Mr. Azar has extensive experience in the oil and natural gas industry and the business world in general. He also has extensive practical knowledge of doing business in Texas and the United States. In addition, we believe Mr. Azar demonstrates personal and professional integrity, ability, judgment, and effectiveness in serving the long-term interests of the Company’s stockholders. As such, we believe that Mr. Azar is qualified to serve as a director.

ROBERT SCHLEIZER, INTERIM CHIEF FINANCIAL OFFICER

Mr. Schleizer, has over 30 years of financial and operational experience serving private and public companies in financial and organization restructuring, crisis management, acquisitions and divestitures, and equity and debt financings across multiple industries. He is a co-founder of BlackBriar Advisors, LLC, a business renewal and acceleration firm, where he has served as Managing Partner since 2013. Prior to BlackBriar, Mr. Schleizer served as Chief Financial Officer and Director for Xponential, Inc., a public holding company that owned 34 specialty finance and retail stores, from 2001 to 2013, and as a Managing Director for BBK, an international financial advisory, where he provided restructuring and refinancing financial advisory services. Mr. Schleizer holds a Bachelor of Science in Accounting from Arizona State University and is a Certified Insolvency Restructuring Advisor (CIRA) and Certified Turnaround Professional.

FRED S. ZEIDMAN, CHAIRMAN OF THE BOARD OF DIRECTORS

Mr. Zeidman was appointed Chairman of the Board of Directors in May 2017. Over the course of his distinguished 45-year career, Mr. Zeidman has been involved in numerous high-profile workouts, restructurings and reorganizations. He was former CEO, President and Chairman of Seitel, Inc., a Houston-based provider where he was instrumental in the successful turnaround of the Company. He most recently served as Chief Restructuring Officer of Transmeridian Exploration, Inc. He held the post of Chairman of the Board and CEO of Unibar Corporation, the largest domestic independent drilling fluids company, until its sale to Anchor Drilling Fluids in 1992.

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

Mr. Zeidman holds a Bachelor’s degree from Washington University in St. Louis and a Master’s in Business Administration from New York University.

Director Qualifications:

Mr. Zeidman is highly qualified to serve as a member of the Board due to his significant experience serving as a director of public and private companies and institutions and his substantial understanding of the oil and gas industry in general. As such, we believe that Mr. Zeidman is qualified to serve as a director.

Alan W. Dreeben, Director

Mr. Dreeben joined the Board in August of 2016.  Mr. Dreeben is an owner and director of Republic National Distributing Company, LLC, the second largest beverage alcohol distributor of premium wine and spirits in the United States.  Mr. Dreeben currently serves on the regional board of directors for the Cancer Prevention Research Institute of Texas (CPRIT) and on the development board of the University of Texas at Austin.  Additionally, he serves on the advisory board for Cullen Frost Bank and San Antonio Capital and the advisory council of the State of Texas Comptroller’s office.  He has also served as a director of The Alisam Group LLC, a private freight logistics management and sales organization, since 2014, and has served on numerous education, community, religious and industry boards over the years.  Mr. Dreeben has received a number of awards from the Dallas Morning News, the New World Wine & food Organization, the National Conference of Christians & Jews, the Texas State University System, UTSA and the UT Silver Spurs.

Mr. Dreeben received a Bachelor of Business Administration degree from University of Texas at Austin, an Executive Master’s in Business Administration degree from Harvard University, an honorary Doctor of Philosophy degree from University of the Incarnate Word, and an honorary Doctor of Laws degree from Texas State University.

Director Qualifications:

Mr. Dreeben is highly qualified to serve as a member of the Board due to his significant experience serving as a director of private companies and institutions He also has extensive academic and practical knowledge of doing business in Texas. In addition, we believe Mr. Dreeben demonstrates personal and professional integrity, ability, judgment, and effectiveness in serving the long-term interests of the Company’s stockholders. As such, we believe that Mr. Dreeben is qualified to serve as a director.

Robert D. Tips, Director

Mr. Tips joined the Camber Energy board of directors in August of 2016.  Mr. Tips is one of San Antonio’s most recognized business leaders. For the past four decades he has devoted himself to building one of the leading family owned funeral companies in the State of Texas, Mission Park Funeral Chapels and Cemeteries.  He is the President, Chairman and Chief Executive Officer of MPII, Inc. d/b/a Mission Park Funeral Chapels and Cemeteries, whose operations include 21 funeral homes and cemeteries throughout the state, a casket and monument manufacturing group, an architectural and construction division, insurance companies and a trust company to protect the investments of Mission Park’s pre-need customers.  Mr. Tips previously served as President and Chief Executive Officer of two insurance companies, MTM Life Insurance Company and Transwestern Life Insurance Company, which were merged into North America Life Insurance Company in 2008, where Mr. Tips served as Vice President from until 2011.

Mr. Tips has been instrumental in starting a faith-based school for children of all ages, raising money for Bexar County’s volunteer fire departments, and providing support to the families of San Antonio police officers who died in the line of duty.  He is a member of numerous civic clubs and advisory committees throughout Texas.  He became a 32nd degree Mason at the age of 21 and is a member of the Albert Pike Masonic Lodge 1169 AF & AM, as well as the Scottish Rite Children’s Hospital.  He is a member and past president of Texas Cemeteries Association, a past board member of BBVA Compass Bank and an active board member of BB&T Bank.  Mr. Tips also served on the Rey Feo board during 2005, an organization that raises money for scholarships for San Antonio college students of tomorrow.

Mr. Tips attended the University of Texas in Austin.

Director Qualifications:

Mr. Tips is highly qualified to serve as a member of the Board due to his significant experience serving as an executive and board member of private companies and institutions in Texas. In addition, we believe Mr. Tips demonstrates personal and professional integrity, ability, judgment, and effectiveness in serving the long-term interests of the Company’s stockholders. As such, we believe that Mr. Tips is qualified to serve as a director.

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

Board Leadership Structure

The roles of Chairman and Interim Chief Executive Officer of the Company are currently held separately. Mr. Zeidman serves as Chairman and Mr. Azar serves as Interim Chief Executive Officer. The Board of Directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management.  Our Board believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management and the independent members of our Board (including Mr. Zeidman as Chairman). It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to our Interim Chief Executive Officer, while enabling the independent directors to facilitate our Board’s independent oversight of management, promote communication between management and our Board, and support our Board’s consideration of key governance matters. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

Board of Directors Meetings

For the fiscal year ending March 31, 2017, the Board has held sixteen meetings and taken various other actions via the unanimous written consent of the Board of Directors and the various committees described below. All directors attended at least 75% of the Board of Directors meetings and committee meetings relating to the committees on which each director served. All of the then current directors attended our fiscal year 2017 Annual Shareholder meeting held on March 22, 2017. The Company encourages, but does not require all directors to be present at annual meetings of shareholders.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that all filings required to be made under Section 16(a) during fiscal 2017 and through the date of this filing, were timely made, except that Anthony C. Schnur, our former Chief Executive Officer and director, inadvertently failed to timely report two transactions on Form 4; Alan Dreeben, Richard N. Azar II, and Robert D. Tips, our directors (Mr. Azar is also our Interim Chief Executive Officer), inadvertently failed to timely file a Form 3 in connection with their appointments as directors of the Company; Kenneth Sanders, our former Chief Operating Officer, inadvertently failed to timely file a Form 3 in connection with his appointment as an executive officer of the Company and inadvertently failed to timely report two transactions on Form 4; and Paul Pinkston, our former Chief Accounting Officer, inadvertently failed to timely report two transactions on Form 4.

Pursuant to SEC rules, we are not required to disclose in this filing any failure to timely file a Section 16(a) report that has been disclosed by us in a prior annual report or proxy statement.

CODE OF BUSINESS AND ETHICAL CONDUCT

On November 29, 2016, the Board of Directors approved and adopted an amended and restated Code of Business and Ethical Conduct (the “Revised Code”), which applies to all officers, directors and employees. The Revised Code replaced the Company’s prior Code of Ethics adopted in June 2009 and reflects, among other matters, clarifications and revisions relating to conflicts of interest, confidentiality, compliance with laws, reporting and enforcement, and other matters intended to update the Company’s Code of Ethics.

You can access the Revised Code on our website at www.camber.energy, and any stockholder who so requests may obtain a free copy of our Revised Code by submitting a written request to our Corporate Secretary. Additionally, the Revised Code was filed as an exhibit to the Company’s Form 8-K dated November 29, 2016, filed with the SEC on December 5, 2016 as Exhibit 14.1 thereto.

We intend to disclose any amendments or future amendments to our Revised Code and any waivers with respect to our Revised Code granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions on our website at www.camber.energy within four business days after the amendment or waiver. In such case, the disclosure regarding the amendment or waiver will remain available on our website for at least 12 months after the initial disclosure. There have been no waivers granted with respect to our Revised Code to any such officers or employees.

The Revised Code includes a policy on reporting illegal or unethical business or workplace conduct by employees, officers or members of the Board, which replaced our prior Whistleblower Protection Policy adopted in 2009.

COMMITTEES OF THE BOARD

The Board has a standing Audit Committee, Compensation Committee, and Nominating and Governance Committee. Each of the three (3) members of our Board of Directors, other than Mr. Azar are “independent” as defined in Section 803(A) of the NYSE MKT LLC Company Guide.

Board Committee Membership

	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Fred S. Zeidman (Chairman of the Board)	C	C	M
Richard N. Azar
Alan W. Dreeben	M	M	C
Robert D. Tips	M	M	M

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

The Board has determined that Mr. Zeidman, Mr. Dreeben and Mr. Tips are “independent,” and that Mr. Zeidman is an “audit committee financial expert” (as defined in the SEC rules) because he has the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America (“GAAP”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Mr. Zeidman has acquired these attributes by means of having held various positions that provided relevant experience, as described in his biographical information above.

For the fiscal year ending March 31, 2017, the Audit Committee held four meetings. The Audit Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies” and was filed as Exhibit 14.3 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009.

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

For the fiscal year ending March 31, 2017, the Compensation Committee held no meetings. The Compensation Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies” and was filed as Exhibit 14.5 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009.

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

For the fiscal year ending March 31, 2017, the Nominating and Governance Committee held no formal meetings, and took no actions via the unanimous written consent of the committee. The Nominating and Governance Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies” and was filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, filed with the Commission on June 28, 2013.

NOMINATIONS FOR THE BOARD OF DIRECTORS

As described above, the Nominating and Governance Committee will consider qualified director candidates recommended in good faith by stockholders, provided those nominees meet the requirements of NYSE MKT and applicable federal securities law. The Nominating and Governance Committee’s evaluation of candidates recommended by stockholders does not differ materially from its evaluation of candidates recommended from other sources. Any stockholder wishing to recommend a nominee should submit the candidate’s name, credentials, contact information and his or her written consent to be considered as a candidate. These recommendations should be submitted in writing to the Company, Attn: Corporate Secretary, Camber Energy, Inc., 450 Gears Road, Suite 860, Houston, Texas 77067. The proposing stockholder should also include his or her contact information and a statement of his or her share ownership. The Committee may request further information about stockholder recommended nominees in order to comply with any applicable laws, rules, the Company’s Bylaws or regulations or to the extent such information is required to be provided by such stockholder pursuant to any applicable laws, rules or regulations.

Communications with the Board of Directors

Stockholders may contact the Board of Directors about bona fide issues or questions about the Company by writing the Corporate Secretary at the following address: Attn: Corporate Secretary, Camber Energy, Inc., 450 Gears Road, Suite 860, Houston, Texas 77067.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation information with respect to our Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer, who were the only executive officers of the Company during the years presented below, and individuals for whom disclosure would have been provided herein but for the fact they were not serving as Chief Executive Officer, Chief Operating or Chief Accounting Officer of the Company at the end of the below fiscal years.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	All Other Comp	Total
Anthony C. Schnur (1) (4)	2017	$290,000	$100,000	$25,000	$—	$—	$415,000
Former Chief Executive Officer	2016	$290,000	$—	$20,000	$—	$—	$310,000

Kenneth R. Sanders (2)	2017	$180,000	$60,000	$56,250	$—	$—	$296,250
Former Chief Operating Officer

Paul A. Pinkston (3)	2017	$110,000	$30,000	$31,250	$—	$—	$171,250
Former Chief Accounting Officer

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

(1) During the year ended March 31, 2017, Mr. Schnur was paid a cash salary of $290,000. Mr. Schnur was issued a net of 11,645 shares of common stock under the Company’s 2012 Stock Incentive Plan (the “2012 Plan”) after the payment of taxes. The Company recorded $20,000 for shares issued to Mr. Schnur. During the year ended March 31, 2016, Mr. Schnur was paid a cash salary of $290,000. Mr. Schnur was issued a net of 4,315 shares of common stock under the Company’s 2012 Stock Incentive Plan (the “2012 Plan”) after the payment of taxes. The Company recorded $20,000 for shares issued to Mr. Schnur. Effective on June 2, 2017, Anthony C. Schnur resigned as Chief Executive Officer and as a member of the Board of Directors of the Company.

(2) During the year ended March 31, 2017, Mr. Sanders was paid a cash salary of $290,000. Mr. Sanders was issued a net of 26,016 shares of common stock under the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) after the payment of taxes. The Company recorded $56,250 for shares issued to Mr. Sanders. Effective April 26, 2017, Mr. Sanders, the Company’s Chief Operating Officer, left the Company, effective immediately, based on a mutual decision with the Company’s Board of Directors.

(3) During the year ended March 31, 2017, Mr. Pinkston was paid a cash salary of $110,000. Mr. Pinkston was issued a net of 14,325 shares of common stock under the Company’s 2012 Stock Incentive Plan (the “2014 Plan”) after the payment of taxes. The Company recorded $25,000 for shares issued to Mr. Pinkston. Mr. Pinkston, tendered his resignation as the Company’s Chief Accounting Officer and principal financial officer and principal accounting officer on May 23, 2017, to be effective as of June 8, 2017.

(4) On December 28, 2015, the Board of Directors of the Company agreed to provide an aggregate of $250,000 in retention bonuses to employees of the Company in the event the Company’s proposed acquisition of certain oil and gas properties, pursuant to the Asset Purchase Agreement dated December 30, 2015 closed, in an effort to keep the employees employed through the closing date and during the transitional period after closing, including $50,000 payable to Mr. Schnur at closing and an additional $50,000, assuming the closing of the acquisition occurred, which it did, payable to Mr. Schnur on December 31, 2016. Additionally, Mr. Pinkston was paid a $15,000 retention bonus at closing and $15,000 on December 31, 2016.

Employment Agreements

Anthony C. Schnur (Terminated)

Effective November 1, 2012, the Company entered into an Employment Agreement with Mr. Schnur to serve as the Chief Financial Officer of the Company, which agreement was amended and restated effective December 12, 2012, in connection with his appointment as Chief Executive Officer. The agreement had a term of two years, expiring on October 31, 2014, provided that the agreement was automatically extended for additional one year terms, unless either party provided notice of their intent not to renew within the 30 day period prior to any automatic renewal date, and as neither party provided notice of their intent to terminate in fiscal 2015 or 2016, the agreement automatically extended for an additional one year term until October 31, 2016 and October 31, 2017, respectively, notwithstanding the termination of the agreement in connection with Mr. Schnur’s resignation on June 2, 2017, as discussed below. The Company agreed to pay Mr. Schnur a base annual salary of $310,000 during the term of the agreement, of which $290,000 is payable in cash and $20,000 is payable in shares of the Company’s common stock. The stock consideration due under the agreement is payable in quarterly installments at the end of each quarter, based on the stock price on the last day of each quarter. Mr. Schnur is also eligible for an annual bonus of up to 30% of his base salary in cash or stock.

In the event the Employment Agreement was terminated by the Company for a reason other than cause (as described in the Employment Agreement) or by Mr. Schnur for good reason (as described in the Employment Agreement), Mr. Schnur was due in the form of a lump sum payment, the product of the base salary and bonus he was paid under the agreement for the prior 12 month period, provided that if such termination occurred six months before or 24 months following the occurrence of a Change of Control (as described in the Employment Agreement), Mr. Schnur was due 200% of the amount described above upon such termination. If Mr. Schnur’s employment was terminated as a result of death or Disability (as defined in the agreement), the Company was required to pay his base salary which would have been payable to Mr. Schnur through the date his employment was terminated and all amounts actually earned, accrued or owing as of the date of termination. If Mr. Schnur’s employment was terminated for Cause or Mr. Schnur voluntarily terminated his employment, the Company was required to pay his base salary and all amounts actually earned, accrued or owing as of the date of termination and he was entitled for a period of three months after termination to exercise all options granted to him under his employment agreement or otherwise to the extent vested and exercisable on the date of termination. Mr. Schnur’s employment agreement contained no covenant-not-to-compete or similar restrictions after termination.

The Employment Agreement was terminated in connection with Mr. Schnur’s resignation as Chief Executive Officer and director of the Company effective on June 2, 2017.

In connection with the departure of Mr. Schnur, Mr. Schnur entered into a Severance Agreement and Release with the Company, whereby (i) his employment agreement with the Company was terminated, (ii) he entered into a mutual release with the Company; (iii) he was granted 120,000 shares of unregistered common stock (to be issued in installments of 10,000 per month) and a monthly cash payment of $14,000 for twelve months; and (iv) he was granted reimbursement of the payment of his COBRA premiums through (a) the one year anniversary of the termination or (b) until he is eligible to participate in the health insurance plan of another employer, whichever is sooner, and provided that the amount of such health benefits shall reduce his monthly cash payment.

Service Agreement

On April 27, 2017, we entered into a service agreement (the “Service Agreement”), effective on May 1, 2017, with Enerjex Resources (“Enerjex”) to outsource the management of our back-office functions for a fixed monthly fee. Under the terms of the Service Agreement, Enerjex will be responsible for performing all back-office services for the Company, including all data entry and bookkeeping, financial reporting, management reporting, reserve reporting, SEC compliance, audits, filings, and any other services required to maintain the Company’s good standing with all local, state, and federal laws. Enerjex will not be responsible for any field operations, including drilling, operating or maintaining any wells or leases, of the Company under the terms of the Service Agreement. Enerjex will receive a fee of $150,000 per month for services rendered, plus any pre-approved out-of-pocket travel expenses. The monthly fee may be reduced to the extent the Company retains employees to perform certain of the functions contemplated to be performed by Enerjex.

Robert Schleizer, who was appointed as the Interim Chief Financial Officer and principal accounting officer of the Company on June 2, 2017, will be compensated through the fees paid by the Company under the Services Agreement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes certain information regarding unexercised stock options outstanding as of March 31, 2017 for each of the Named Officers.

Name	Number of securities underlying unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Anthony C. Schnur (1)
Former Chief Executive Officer	6,000	—		$43.50	10/31/17
	2,000	—		$40.25	1/8/18
	2,000	—		$39.50	10/31/17
Paul Pinkston (2)	—	—		—	—
Former Chief Accounting Officer

Ken Sanders (3)	—	—		—	—
Former Chief Operating Officer

(1)       Effective on June 2, 2017, Anthony C. Schnur resigned as Chief Executive Officer and as a member of the Board of Directors of the Company.

(2)        Mr. Pinkston, tendered his resignation as the Company’s Chief Accounting Officer and principal financial officer and principal accounting officer on May 23, 2017, to be effective as of June 8, 2017.

(3)       Effective April 26, 2017, Mr. Sanders, the Company’s Chief Operating Officer, left the Company, effective immediately, based on a mutual decision with the Company’s Board of Directors.

DIRECTOR COMPENSATION

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended March 31, 2017.

Name	Fees Earned or Paid in Cash ($)*	Option Awards ($)	All Other Compensation ($)	Total ($)
Anthony C. Schnur (1)	$—	$—	$—	$—
Richard N. Azar	$16,500	$—	$60,000	$76,500
Alan W. Dreeben	$11,667	$—	$—	$11,667
Robert D. Tips	$11,667	$—	$—	$11,667
Fred S. Zeidman	$25,000	$—	$—	$25,000
J. Fred Hofheinz (2)	$22,000	$—	$—	$22,000

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

(1)       Mr. Schnur did not receive any additional compensation for his services on the Board of Directors separate than the amount he was paid for services as an officer of the Company as disclosed above. Effective on June 2, 2017, Anthony C. Schnur resigned as Chief Executive Officer and as a member of the Board of Directors of the Company.

(2)       Effective on April 10, 2017, Fred Hofheinz resigned from the Company’s Board of Directors for personal reasons.

Effective January 1, 2014, the Compensation Committee approved the following cash compensation for the Board of Directors: (a) each member of the Board of Directors will be paid $5,000 per calendar quarter ($20,000 per year) for services to the Board of Directors; (b) the Chairman of the Board of Directors will receive an additional $1,000 per quarter; (c) the Chairman of the Compensation Committee and Nominating and Governance Committee will receive an additional $500 per quarter; and (d) the Chairman of the Audit Committee will receive an additional $1,000 per quarter.

Consulting Agreements

Consulting Agreement with Richard N. Azar II (Terminated)

On August 29, 2016, to be effective as of August 26, 2016, we entered into a Consulting Agreement with Mr. Azar to serve as the Chairman of the Company. Pursuant to the Consulting Agreement, Mr. Azar agreed to provide services to us in his role as Chairman of the Company as customarily performed by a Chairman of a public company and as requested by the Board of Directors from time to time. The term of the agreement was for one year (the “Initial Term”); provided that the agreement automatically extended for additional one year periods after the Initial Term (each an “Automatic Renewal Term” and the Initial Term together with all Automatic Renewal Terms, if any, the “Term”), subject to the Renewal Requirements (described below), in the event that neither party provided the other written notice of their intent not to automatically extend the term of the agreement at least 30 days prior to the end of the Initial Term or any Automatic Renewal Term. The Term could only be extended for an Automatic Renewal Term, provided that (i) Mr. Azar was re-elected to the Board of Directors at the Annual Meeting of Stockholders of the Company immediately preceding the date that such Automatic Renewal Term begins; and (ii) the Board of Directors affirmed his appointment as Chairman for the applicable Automatic Renewal Term (or fails to appoint someone else as Chairman prior to such applicable Automatic Renewal Term)(the “Renewal Requirements”). The agreement was to expire immediately upon the earlier of: (i) the date upon which Mr. Azar no longer served as Chairman; and (ii) any earlier date requested by either (1) the Company (as evidenced by a vote of a majority of the Board of Directors (excluding Mr. Azar) at a meeting of the Board of Directors), or (2) Mr. Azar (as evidenced by written notice to the Board of Directors). Additionally, we could terminate the agreement immediately and without prior notice if Mr. Azar was unable or refuses to perform the services required of him under the agreement, and either party could terminate the agreement immediately and without prior notice if the other party was in breach of any material provision of the agreement. We agreed to pay Mr. Azar $100,000 per year during the term of the agreement, subject to annual reviews by the Compensation Committee, after the first year. Mr. Azar agreed to not compete against us, unless approved in writing by the Board of Directors, during the term of the agreement.

On May 16, 2017, the Board of Directors appointed Fred S. Zeidman to serve as Chairman of the Board, replacing Mr. Azar, who remains as a director serving on the Board. In connection with that action, on May 23, 2017, the Consulting Agreement with Mr. Azar was terminated.

On June 28, 2017, Alan W. Dreeben was appointed as Chairman of the Company’s Nominating and Corporate Governance Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who is known by the Company to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our current executive officers and directors as a group, as of July 10, 2017.

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

Stockholder	Number of Shares of Common Stock		Percent of Common Stock(#)
Executive Officers and Directors
Richard N. Azar II	6,114,101	(1)	16.6%
Alan W. Dreeben	2,157,443	(2)	6.3%
Robert D. Tips	1,191,694	(3)	3.5%
Fred S. Zeidman	2,000	(4)	*
Robert Schleizer	—		—
All Executive Officers and Directors as a Group (Five Persons)	9,465,238		25.5%
RAD2 Minerals, Ltd. P.O. Box 6172 San Antonio, Texas 78209	4,888,768	(5)	13.7%

* Indicates beneficial ownership of less than 1% of the outstanding common stock.

(#)Each share of Series B Convertible Preferred Stock converts into common stock on approximately a 7.14-to-1 basis. Each share of Series B Convertible Preferred Stock votes on a one-for-one basis with the common stock on all shareholder matters. The percentages above assume the conversion of the Series B Convertible Preferred Stock into common stock pursuant to SEC guidelines and do not separately take into account the voting rights of the Series B Convertible Preferred Stock.

(1)	Consists of (i) 3,460,768 shares of common stock and 1,428,000 shares of common stock issuable upon conversion of 200,000 shares of Series B Preferred Stock, owned by RAD2 Minerals, Ltd., which Mr. Azar may be deemed to beneficially own because of his relationship with RAD2 Minerals, Ltd.; (ii) 39,334 shares of common stock and 414,120 shares of common stock issuable upon conversion of 58,000 shares of Series B Preferred Stock, owned by Segundo Resources, LLC, which Mr. Azar may be deemed to beneficially own because of his relationship with Segundo Resources, LLC; and (iii) 11,412 shares of common stock and 760,467 shares of common stock issuable upon conversion of 106,508 shares of Series B Preferred Stock owned by Mr. Azar.

(2)	Consists of (i) 1,803,283 shares of common stock and (ii) 314,160 shares of common stock issuable upon conversion of 44,000 shares of Series B Preferred Stock.

(3)	Consists of 1,191,694 shares of common stock beneficially owned by MPII, Inc. Mr. Tips is the Chief Executive Officer and 100% owner of R. D. Tips, Inc., a Texas corporation, which in turn owns 100% of MPII, Inc., of which Mr. Tips also serves as the Chief Executive Officer. By virtue of this relationship, Mr. Tips is deemed to beneficially own the securities beneficially owned by MPII, Inc.

(4)	Includes options to purchase 2,000 shares of the Company’s common stock at an exercise price of $5.50 per share, which are exercisable until March 25, 2018.

(5)	Consists of (i) 3,409,385 shares of common stock and (ii) 1,428,000 shares of common stock issuable upon conversion of 200,000 shares of Series B Preferred Stock.

Camber Incentive Compensation Plans

Shareholders approved an amendment to the Company’s Amended and Restated 2014 Stock Incentive Plan (the “Amended and Restated Plan”) at the annual shareholder meeting held on March 22, 2017. The amendment increased by 905,000 shares (to 1,000,000 shares) the number of shares of common stock available under the Amended and Restated Plan, which are eligible to be issued as part of awards to officers, directors, employees, contractors and consultants for services provided to the Company. Shares issuable under the Amended and Restated Plan were registered on Form S-8 registration statement that was filed with the SEC on March 29, 2017. The NYSE MKT approved the additional listing of the 905,000 shares on May 26, 2017.

The Company’s shareholders approved the Lucas Energy, Inc. Amended and Restated 2014 Stock Incentive Plan (the “Amended Plan”) at the annual shareholder meeting held on March 29, 2016. The Amended Plan provided an increase by 55,000 shares (to 95,000 shares), the number of shares reserved for issuance under such Amended Plan; and amended the definition of “Eligible Person” under the Amended Plan to exclude “instances where services are in connection with the offer or sale of securities in a capital-raising transaction, or they directly or indirectly promote or maintain a market for the Company’s securities”. Shares issuable under the Amended Plan were registered on Form S-8 registration statement that was filed with the SEC on April 13, 2016. The NYSE MKT approved this listing application for the shares issuable under the Amended Plan on April 7, 2016.

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

Under the 2010 Incentive Plan, 36,000 shares of the Company’s common stock are authorized for initial issuance or grant, under the 2012 Incentive Plan, 60,000 shares of the Company’s common stock are authorized for initial issuance or grant, and under the 2014 Incentive Plan, as amended, 1,000,000 shares of the Company’s common stock are authorized for issuance or grant. As of March 31, 2017, there were an aggregate of 128 shares available for issuance or grant under the 2010 Incentive Plan, 3,000 securities were available for issuance or grant under the 2012 Incentive Plan and an aggregate of 911,713 securities were available for issuance or grant under the 2014 Incentive Plan as amended for future issuances and grants, respectively. The number of securities available under the 2010, 2012 and 2014 Plans is reduced one for one for each security delivered pursuant to an award under the Plans. Any issued or granted security that becomes available due to expiration, forfeiture, surrender, cancellation, termination or settlement in cash of an award under the Incentive Plans may be requested and used as part of a new award under the Plans.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding those in column (a))
Equity compensation plans approved by the security holders	19,920	$35.38	914,814
Equity compensation plans not approved by the security holders	—	—	—
Total	19,920	$35.38	914,814

(a)	Includes any compensation plan and individual compensation arrangement of the Company under which equity securities of the Company are authorized for issuance to employees, or non-employees including directors, consultants, advisors, vendors, customers, suppliers or lenders in exchange for consideration in the form of goods or services, as of March 31, 2017.
(b)	Includes the weighted average exercise price of outstanding options, warrants, and rights identified in (a).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

There have been no other transactions between us and any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, or any member of the above referenced individual’s immediate family, since the beginning of the Company’s last fiscal year, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds $120,000, and in which we had or will have a direct or indirect material interest, except as set forth below or otherwise disclosed above under “Item 11. Executive Compensation” and “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” - “Recent Sales of Unregistered Securities”, which information, as applicable, is incorporated by reference into this “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

On April 11, 2016, we, Target Alliance London Limited (“TALL”), and Silver Star Oil Company (“Silver Star”), entered into an Assignment, Assumption and Amendment to Line of Credit and Notes Agreement (the “Assignment Agreement”). Pursuant to the Assignment Agreement, Silver Star assigned its rights under that certain Non-Revolving Line of Credit Agreement dated August 30, 2015 and effective August 28, 2015 (the “Line of Credit”) and ownership of a $200,000 Convertible Promissory Note issued by us to Silver Star thereunder dated February 10, 2016, to be effective on February 8, 2016 (the “February Note”), to TALL in consideration for $200,000. Additionally, Silver Star provided us a release from any liability in connection with the Line of Credit and prior Convertible Promissory Notes issued to Silver Star by us. The Assignment Agreement also amended the Line of Credit and terms of any future Convertible Promissory Notes issued thereunder, to (a) decrease the total amount available for borrowing under the Line of Credit to $1.8 million (previously we had the right to borrow up to $2.4 million thereunder), unless the parties mutually agree to provide for loans of up to $2.4 million (provided that $1 million has already been borrowed under such Line of Credit to date); (b) increased the monthly advance limit under the Line of Credit from $200,000 to $250,000 per month; (c) increased the conversion price of any future notes issued under the Line of Credit to $3.25 per share (previously the conversion price was $1.50 per share, provided that the conversion price of the February Note remained at $1.50 per share); (d) amended the requirements for us to seek stockholder approval of the issuance of shares of common stock upon conversion of the notes to require us to seek stockholder approval at the same time as we seek stockholder approval for the shares issuable pursuant to the terms of our December 2015 Asset Purchase Agreement; (e) ratified the addition of a 9.99% ownership blocker to the February Note and any future notes issued under the Line of Credit; and (f) formally removed certain transaction approval rights under the Line of Credit which previously required us to receive approval of Silver Star in the event we desired to enter into certain transactions outside the usual course of business.

The Assignment Agreement also extended the due date of the February Note and all future notes issued under the Line of Credit to April 11, 2017. As additional consideration for TALL agreeing to the terms of the Assignment Agreement, we agreed, subject to NYSE MKT listing approval and where applicable stockholder approval under applicable NYSE MKT rules and regulations, to grant TALL warrants to purchase 51,562 shares of common stock at an exercise price of $3.25 per share, for each $250,000 loaned pursuant to the terms of the amended Line of Credit. Finally, the Assignment Agreement provided that the sale of all securities issued or granted pursuant to the Line of Credit and all future notes issued thereunder would be subject to that certain April 6, 2016 (a) Securities Purchase Agreement and (b) Stock Purchase Agreement, entered into between the Company and an accredited investor, as described by the Company in its Current Report on Form 8-K filed with the SEC on April 7, 2016, including a restriction on the Company selling not more than $250,000 per month in private placements of securities, subject to all such securities being restricted for a period of six months from their issuance date. The February Note has since been fully converted into common stock.

We issued a Convertible Promissory Note to Debra Herman, an assignee of HFT Enterprises, LLC (“HFT”) under a March 29, 2016, Convertible Promissory Note Purchase Agreement, which Mrs. Herman became party to pursuant to a joinder agreement, in the amount of $150,000 (the “Convertible Note”). The Convertible Note was due and payable on April 26, 2017, accrued interest at the rate of 6% per annum (15% upon the occurrence of an event of default), and allowed the holder thereof the right to convert the principal and interest due thereunder into common stock of the Company at a conversion price of $1.50 per share. The Convertible Note has since been fully converted into common stock.

At no time may the Convertible Note be converted, or the warrants be exercised, into shares of our common stock if such conversion or exercise, as applicable, would result in the holder of such security and its affiliates owning an aggregate of in excess of 9.99% of the then outstanding shares of our common stock, subject to the ability of holder to modify such limitation with 61 days prior written notice to us.

We also granted to Debra Herman, as an assignee of HFT, warrants to purchase 124,285 shares of common stock with an exercise price of $1.50 per share. The warrants were granted to Mrs. Herman pursuant to the terms of a joinder agreement entered into between the parties. No warrants are due to HFT.

Effective January 31, 2017, we borrowed $1,000,000 from Alan Dreeben, who is one of our directors, pursuant to a short-term promissory note. The short-term promissory note has a principal balance of $1,050,000 (the $1,000,000 principal amount borrowed plus a $50,000 original issue discount), accrues interest at 6% per annum and has a maturity date of January 31, 2018 and contains standard and customary events of default. As additional consideration for Mr. Dreeben agreeing to make the loan, we agreed to issue Mr. Dreeben 40,000 restricted shares of common stock. The note is secured by a deed of trust on certain of our properties.

It is our policy that any future material transactions between us and members of management or their affiliates shall be on terms no less favorable than those available from unaffiliated third parties.

Director Independence

During the year ended March 31, 2017, the Board determined that a majority of the Board is independent under the definition of independence and in compliance with the listing standards of the NYSE MKT listing requirements. Based upon these standards, the Board has determined that all of the directors, other than Mr. Azar, are independent (see “Item 10. Directors, Executive Officers and Corporate Governance”).

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Our Audit Committee of the Board of Directors approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Audit Fees

The aggregate fees billed by our independent auditors, Hein & Associates LLP (which were dismissed on September 29, 2015) and our current independent auditors, GBH CPAs (which were engaged on September 29, 2015), for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K for the years ended March 31, 2017 and 2016, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters ending June 30, September 30, and December 31, 2016 and 2015, were:

	2017	2016
GBH CPAs, PC	$158,701	$78,000
Hein & Associates, LLP	$—	$13,000

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

The Audit Committee of the Board of Directors has considered the nature and amount of fees billed by GBH and believes that the provision of services for activities unrelated to the audit is compatible with maintaining GBH’s independence.

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

CAMBER ENERGY, INC.

BY:	/s/ Richard N. Azar II
Richard N. Azar II
Interim Chief Executive Officer
(Principal Executive Officer)

Dated: July 14, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard N. Azar II	Interim Chief Executive Officer and Director (Principal Executive Officer)	July 14, 2017
Richard N. Azar II

/s/ Robert Schleizer	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	July 14, 2017
Robert Schleizer

/s/ Fred S. Zeidman	Chairman	July 14, 2017
Fred S. Zeidman

/s/ Alan W. Dreeben	Director	July 14, 2017
Alan W. Dreeben

/s/ Robert D. Tips	Director	July 14, 2017
Robert D. Tips

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated December 30, 2015+ (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Company with the SEC on December 31, 2015)

2.2	First Amendment to Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated April 20, 2016 and effective April 1, 2016 (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on April 25, 2016, and incorporated herein by reference)(File No. 001-32508)

2.3	Second Amendment to Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated August 25, 2016 (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2017, and incorporated herein by reference)(File No. 001-32508)

2.4	Third Amendment to Asset Purchase Agreement by and among the Company, as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated August 25, 2016 (Filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

3.1	Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006, and incorporated herein by reference)(File No. 000-51414)

3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Information Statement on Schedule 14C filed with the SEC on June 1, 2006) (File No. 000-51414)

3.3	Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Information Statement on Schedule 14C filed with the SEC on February 16, 2007)(File No. 000-51414)

3.4	Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on March 31, 2010) (File No. 001-32508)

3.5	Certificate of Amendment to Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on January 11, 2011, and incorporated herein by reference)(File No. 001-32508)

3.6	Certificate of Designations of Series A Convertible Preferred Stock (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2011, and incorporated herein by reference)(File No. 001-32508)

3.7	Certificate of Designations of Series B Convertible Preferred Stock (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on January 4, 2012, and incorporated herein by reference)(File No. 001-32508)

3.8	Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 2, 2015, and incorporated herein by reference)(File No. 001-32508)

3.9	Certificate of Amendment to the Articles of Incorporation, amending the Company’s name to “Camber Energy, Inc.”, filed with the Secretary of State of Nevada on January 3, 2017 (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2017, and incorporated herein by reference)(File No. 001-32508)

3.10	Amended and Restated Certificate of Designation of Lucas Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on August 25, 2016 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

3.11	Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on August 25, 2016 (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

3.12	Amended and Restated Bylaws (effective March 29, 2016) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

3.13	Certificate of Formation of Camber Permian LLC (Filed as Exhibit 3.9 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)

3.14	LLC Agreement for Camber Permian LLC (Filed as Exhibit 3.10 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)

3.15	Certificate of Formation of LEI Operating LLC (Filed as Exhibit 3.11 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)

3.16	Certificate of Amendment to Certificate of Formation of LEI Operating amending the Company’s name to “CEI Operating LLC” (Filed as Exhibit 3.12 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)

3.17	LLC Agreement for CEI Operating LLC (Filed as Exhibit 3.13 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)

4.1***	Form of Director Stock Option Agreement (Incorporated by reference to the Form 10-K dated March 31, 2011, filed with the SEC on June 29, 2011) (File No. 001-32508)

4.2***	Form of Stock Option Agreement 2012 Stock Incentive Plan (Incorporated by reference to the Form 10-K dated March 31, 2014, filed with the SEC on June 27, 2014) (File No. 001-32508)

4.3	Form of Common Stock Purchase Warrant by and between the Company and each investor dated as of April 16, 2012 (Incorporated by reference to the Company’s Form 8-K dated April 16, 2012, filed with the SEC on April 16, 2012)(File No. 001-32508)

4.4	Form of Common Stock Purchase Warrant (April 4, 2013 Loan Agreement) (Incorporated by reference as Exhibit 4.1 to the Company’s Form 8-K dated April 4, 2013, filed with the SEC on April 8, 2013)(File No. 001-32508)

4.5	Form of Common Stock Purchase Warrant (May 31, 2013 Loan Agreement) (Filed as Exhibit 4.7 to our Annual Report on Form 10-K for the year ended March 31, 2013, filed with the Commission on June 28, 2013 and incorporated herein by reference)(File No. 001-32508)

4.6	Common Stock Purchase Warrant - Robertson Global Credit, LLC (Filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Commission on August 14, 2013 and incorporated herein by reference)(File No. 001-32508)

4.7	Common Stock Purchase Warrant – Ironman Energy Master Fund (583,333 warrants)(April 21, 2014) (Incorporated by reference as Exhibit 4.1 to the Company’s Form 8-K dated April 21, 2014, filed with the SEC on April 22, 2014)(File No. 001-32508)

4.8	Common Stock Purchase Warrant – Ironman PI Fund II (QP), LP (250,000 warrants)(April 21, 2014) (Incorporated by reference as Exhibit 4.2 to the Company’s Form 8-K dated April 21, 2014, filed with the SEC on April 22, 2014)(File No. 001-32508)

4.9	Common Stock Purchase Warrant – John B. Helmers (833,333 warrants)(April 21, 2014) (Incorporated by reference as Exhibit 4.3 to the Company’s Form 8-K dated April 21, 2014, filed with the SEC on April 22, 2014)(File No. 001-32508)

4.10	Form of Common Stock Purchase Warrant (attached as Exhibit B to the Convertible Promissory Note Purchase Agreement dated March 29, 2016, to be effective March 11, 2016, by and between Lucas Energy, Inc. and HFT Enterprises, LLC (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508))

4.11	Form of Redeemable Convertible Subordinated Debenture (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

4.12	Form of Common Stock Purchase First Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

4.13	Common Stock Purchase Second Warrant (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 8, 2016, and incorporated herein by reference)(File No. 001-32508)

10.1***	Lucas Energy, Inc. 2010 Long Term Incentive Plan (Incorporated by reference to the Form S-8 filed with the SEC on April 23, 2010)(File No. 333-166257)

10.2***	Lucas Energy, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 4, 2011 (Amendment No. 1))(File No. 001-32508)

10.3***	Amended and Restated Employment Agreement with Anthony C. Schnur (December 20, 2012) (Incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K dated December 20, 2012, filed with the SEC on December 21, 2012)(File No. 001-32508)

10.4	Letter Loan Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.5	Amended Letter Loan Agreement (Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.1 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)

10.6	Promissory Note ($7.5 million)(Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.7	Amended and Restated Promissory Note ($7,308,817.32)(Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.2 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)

10.8	Security Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.9	Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement, and Fixture Filing (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.10	Securities Purchase Agreement by and between the Company and each investor dated as of April 15, 2014 (Incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K dated April 16, 2014, filed with the SEC on April 16, 2014)(File No. 001-32508)

10.11	Registration Rights Agreement by and between the Company and the investors dated as of April 15, 2014 (Incorporated by reference as Exhibit 10.2 to the Company’s Form 8-K dated April 16, 2014, filed with the SEC on April 16, 2014)(File No. 001-32508)

10.12***	2014 Stock Incentive Plan of Lucas Energy, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 18, 2014)(File No. 001-32508)

10.13***	Lucas Energy, Inc. - Form of 2014 Stock Incentive Plan Stock Option Award (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement filed with the SEC on May 15, 2014)(File No. 333-195959)

10.14***	Lucas Energy, Inc. - Form of 2014 Stock Incentive Plan Restricted Stock Grant Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 Registration Statement filed with the SEC on May 15, 2014)(File No. 333-195959)

10.15	Second Amended Letter Loan Agreement (Louise H. Rogers)(November 13, 2014) (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015)(File No. 001-32508)

10.16	Second Amended and Restated Promissory Note ($7,058,964.65)(Louise H. Rogers)(November 13, 2014) (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015)(File No. 001-32508)

10.17	Letter Agreement between Lucas Energy, Inc. and Louise H. Rogers dated February 23, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2015)(File No. 001-32508)

10.18	Amendment dated August 12, 2015, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)(File No. 001-32508)

10.19	Amendment Dated August 28, 2015 to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both Dated November 13, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015)(File No. 001-32508)

10.20	Amendment Dated December 14, 2015, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.21	Assignment and Bill of Sale dated December 2015, by and between Lucas Energy, Inc. and CATI Operating LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.22	Assignment, Novation, and Assumption Agreement dated December 16, 2015, by and between Lucas Energy, Inc., CATI Operating LLC and Louise H. Rogers (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.23	Convertible Promissory Note ($300,000) dated March 29, 2016, to be effective March 11, 2016, representing money borrowed by Lucas Energy, Inc. from HFT Enterprises, LLC (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.24	Convertible Promissory Note ($150,000) dated March 29, 2016, to be effective March 25, 2016, representing money borrowed by Lucas Energy, Inc. from HFT Enterprises, LLC (Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.25	Short Term Promissory Note ($275,000) by Lucas Energy, Inc. in favor of Alan Dreeben dated March 28, 2016 (Filed as Exhibit 10.6 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.26***	Lucas Energy, Inc.’s Amended and Restated 2014 Stock Incentive Plan (Filed as Exhibit 10.7 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.27	Form of Debenture Securities Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2016, and incorporated herein by reference)(File No. 001-32508)

10.28	Form of Preferred Stock Purchase Agreement (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2016, and incorporated herein by reference)(File No. 001-32508)

10.29	Assignment, Assumption and Amendment to Line of Credit and Notes Agreement, dated April 11, 2016, by and between Target Alliance London Limited; Silver Star Oil Company; and Lucas Energy, Inc. (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on April 15, 2016, and incorporated herein by reference)(File No. 001-32508)

10.30	Form of First Amendment to Stock Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 2, 2016, and incorporated herein by reference)(File No. 001-32508)

10.31	Amended and Restated Short Term Promissory Note between Lucas Energy, Inc., as borrower and Alan Dreeben as lender dated June 27, 2016 ($385,000) (Filed as Exhibit 10.50 to the Company’s Report on Form 10-K for the year ended March 31, 2016, filed with the Commission on July 13, 2016, and incorporated herein by reference)(File No. 001-32508)

10.32	$1 million Promissory Note dated August 15, 2016 and effective August 25, 2016, by CATI Operating, LLC in favor of Louise H. Rogers (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2016, and incorporated herein by reference)(File No. 001-32508)

10.33	Ownership Interest Pledge Agreement dated August 15, 2016 and effective August 25, 2016, by Lucas Energy, Inc. in favor of Louise H. Rogers (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2016, and incorporated herein by reference)(File No. 001-32508)

10.34	Loan Guaranty Agreement dated August 15, 2016 and effective August 25, 2016, by Lucas Energy, Inc. in favor of Louise H. Rogers (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2016, and incorporated herein by reference)(File No. 001-32508)

10.35	Assignment of Overriding Royalty Interest dated August 15, 2016 and effective August 25, 2016, by CATI Operating, LLC in favor of Robertson Global Credit, LLC (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2016, and incorporated herein by reference)(File No. 001-32508)

10.36	Letter Agreement dated August 25, 2016, by and between Lucas Energy, Inc. and RAD2 Minerals, Ltd. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.37	$1.5 million Promissory Note by Lucas Energy, Inc. in favor of RAD2 Minerals, Ltd., dated August 25, 2016 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.38***	Loan Agreement dated August 25, 2016, between Lucas Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as guarantors, and International Bank of Commerce, as lender (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.39	Real Estate Lien Note dated August 25, 2016, by Lucas Energy, Inc., as borrower in favor of International Bank of Commerce, as lender (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.40	Security Agreements dated August 25, 2016 by Lucas Energy, Inc. in favor of International Bank of Commerce (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.41	Form of Limited Guaranty Agreement in favor of International Bank of Commerce dated August 25, 2016 (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.42***	Consulting Agreement between Richard N. Azar II and Lucas Energy, Inc. dated August 29, 2016 (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.43***	Letter Agreement dated September 29, 2016, by and between Lucas Energy, Inc. and RAD2 Minerals, Ltd. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2016, and incorporated herein by reference)(File No. 001-32508)

10.44	Second Amendment to Stock Purchase Agreement dated September 29, 2016 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2016, and incorporated herein by reference)(File No. 001-32508)

10.45	Amendment Dated October 31, 2016, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.46	Form of Third Amendment to Stock Purchase Agreement dated November 17, 2016 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2016, and incorporated herein by reference)(File No. 001-32508)

10.47	Amendment dated January 31, 2017, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Camber Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2017)(File No. 001-32508)

10.48***	Short Term Promissory Note ($1,050,000) by Camber Energy, Inc. in favor of Alan Dreeben dated January 31, 2017 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on February 6, 2017 and incorporated herein by reference)(File No. 001-32508)

10.49	Amendment Dated March 31, 2017, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Camber Energy, Inc. and Louise H. Rogers (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2017 and incorporated herein by reference)(File No. 001-32508)

10.50	Service Agreement, dated as of April 27, 2017 and effective May 1, 2017, by and between Camber Energy, Inc. and Enerjex Resources (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 1, 2017 and incorporated herein by reference)(File No. 001-32508)

10.51	Severance Agreement and Release between Anthony C. Schnur and the Company dated June 2, 2017 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on June 6, 2017 and incorporated herein by reference)(File No. 001-32508)

10.52*	Termination Agreement dated May 23, 2017, between Camber Energy, Inc. and Richard N. Azar, II

14.1	Amended and Restated Code of Business and Ethical Conduct (Incorporated by reference to the Company Current Report on Form 8-K, filed with the SEC on December 5, 2016)(File No. 001-32508)

21.1*	Subsidiaries

23.1*	Consent of GBH CPAs, PC

23.3*	Consent of Ralph E. Davis Associates LLC.

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer

31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer

32.1**	Section 906 Certification of Periodic Report of Principal Financial Officer

99.1*	Report of Ralph E. Davis Associates LLC

99.2	Charter of the Audit and Ethics Committee (Filed as Exhibit 14.3 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009 and incorporated herein by reference)

99.3	Charter of the Compensation Committee (Filed as Exhibit 14.5 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009 and incorporated herein by reference)

99.4	Charter Of The Nominating And Corporate Governance Committee (Filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2013, filed with the Commission on June 28, 2013, and incorporated herein by reference)

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Schema Document.

***101.CAL	XBRL Calculation Linkbase Document.

***101.LAB	XBRL Label Linkbase Document.

***101.PRE	XBRL Presentation Linkbase Document.

* Exhibits filed herewith.

** Exhibits furnished herewith.

*** Management contract or compensatory plan.

+ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, for any schedule or exhibit so furnished.

*** Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets – March 31, 2017 and 2016, (ii) the Consolidated Statements of Operations - Years Ended March 31, 2017 and 2016, (iii) Consolidated Statements of Stockholders’ Equity – Years Ended March 31, 2017 and 2016; (iv) the Consolidated Statements of Cash Flows - Years Ended March 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.