Form 10-Q
period 2017-06-30
CAMBER ENERGY, INC.
filed 2017-11-06
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission File Number: 001-32508

CAMBER ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2660243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4040 Broadway, Suite 425, San Antonio, Texas 78209

(Address of principal executive offices)             (Zip Code)

(713)-528-1881

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares

Common Stock, par value $0.001 per share	52,190,686 (as of November 2, 2017)

CAMBER ENERGY, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2017	2017
ASSETS
Current Assets
Cash	$26,018	$705,234
Restricted Cash	993,939	1,684,527
Accounts Receivable	1,103,880	1,218,251
Inventories	202,677	202,677
Other Current Assets	67,543	119,995
Total Current Assets	2,394,057	3,930,684

Property and Equipment
Oil and Gas Properties - Subject to Amortization	74,424,169	73,791,362
Oil and Gas Properties - Not Subject to Amortization	28,157,901	28,947,400
Other Property and Equipment	441,201	441,201
Total Property and Equipment	103,023,271	103,179,963
Accumulated Depletion, Depreciation and Amortization	(68,036,118)	(67,398,804)
Total Property and Equipment, Net	34,987,153	35,781,159
Other Assets	146,369	146,369
Total Assets	$37,527,579	$39,858,212

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$3,903,262	$3,094,131
Common Stock Payable	66,860	59,471
Accrued Expenses	826,515	778,736
Notes Payable, Net of Discount	1,253,785	1,229,021
Current Portion of Long-Term Notes Payable, Net of Discount	42,540,303	43,052,628
Total Current Liabilities	48,590,725	48,213,987

Long-term Notes Payable, Net of Discount	164,624	145,695
Asset Retirement Obligations	2,071,002	2,045,847
Derivative Liability	6,491	21,662
Total Liabilities	50,832,842	50,427,191

Commitments and Contingencies

Stockholders’ Deficit
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par, -0- Shares Issued and Outstanding	—	—
Preferred Stock Series B, 600,000 Shares Authorized of $0.001 Par, 408,508 and 552,000 Shares Issued and Outstanding, respectively	409	552
Preferred Stock Series C, 500,000 Shares Authorized of $0.001 Par, 394 and 404 Shares Issued and Outstanding, respectively	1	1
Common Stock, 200,000,000 Shares Authorized of $0.001 Par, 34,196,799 and 27,115,868 Shares Issued and Outstanding, respectively	34,197	27,116
Additional Paid-in Capital	134,876,094	134,894,736
Stock Dividends Distributable	923,048	598,650
Accumulated Deficit	(149,139,012)	(146,090,034)
Total Stockholders’ Deficit	(13,305,263)	(10,568,979)
Total Liabilities and Stockholders’ Deficit	$37,527,579	$39,858,212

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2017	2016
Operating Revenues
Crude Oil	$458,039	$153,244
Natural Gas	623,016	—
Natural Gas Liquids	821,750	—
Total Operating Revenues	1,902,805	153,244
Operating Expenses
Lease Operating Expenses	1,102,895	276,197
Severance and Property Taxes	84,864	23,862
Depreciation, Depletion, Amortization, and Accretion	572,041	136,903
Impairment of Oil and Gas Properties	775,374	—
Gain on Sale of Oil and Gas Properties	(1,195)	—
General and Administrative	1,448,938	657,770
Total Operating Expenses	3,982,917	1,094,732
Operating Loss	(2,080,112)	(941,488)

Other Expense (Income)
Interest Expense	931,563	338,491
Other Expense (Income), Net	37,303	90,373
Total Other Expense	968,866	428,864
Net Loss	$(3,048,978)	$(1,370,352)

Net Loss Per Common Share
Basic and Diluted	$(0.10)	$(0.80)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	30,426,068	1,707,416

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities
Net Loss	$(3,048,978)	$(1,370,352)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	572,041	136,903
Impairment of Oil and Gas Properties	775,374	—
Gain on Sale of Oil and Gas Properties	(1,195)	—
Share-Based Compensation	4,816	28,699
Amortization of Discount on Notes	275,935	308,006
Change in Fair Value of Derivative Liability	(15,171)	55,373
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	114,370	(71,935)
Other Current Assets	52,451	(110,014)
Accounts Payable and Accrued Expenses	855,561	272,178
Net Cash Used in Operating Activities	(414,796)	(751,142)

Investing Cash Flows
Cash Paid for Oil and Gas Property Development Costs	(647,154)	(44,466)
Cash Paid for Other Property and Equipment	—	(4,814)
Proceeds from Sale of Oil and Gas Properties	400,000	—
Net Cash Used in Investing Activities	(247,154)	(49,260)

Financing Cash Flows
Proceeds from Issuance of Notes Payable	—	750,000
Principal Repayments of Notes Payable	(707,854)	(39,000)
Cash Released from Restricted Cash	690,588	—
Stock Placement Fees Paid	—	(48,250)
Net Cash (Used In) Provided by Financing Activities	(17,266)	662,750

Decrease in Cash	(679,216)	(137,652)
Cash at Beginning of the Period	705,234	197,662
Cash at End of the Period	$26,018	$60,010

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006 and effective January 4, 2017, the Company changed its name to Camber Energy, Inc.

The accompanying unaudited interim consolidated financial statements of Camber Energy, Inc. (“Camber” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Camber’s annual report filed with the SEC on Form 10-K for the year ended March 31, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2017 as reported in the Form 10-K have been omitted.

During August 2017, the Company relocated its corporate headquarters from Houston, Texas to San Antonio, Texas.

The Company received notice on August 22, 2017, by the NYSE American (the “Exchange”) that the Company was not in compliance with certain of the Exchange’s continued listing standards as set forth in Section 1007 of the NYSE American Company Guide (the “Company Guide”) for failing to timely file its Form 10-Q for the period ended June 30, 2017. Under the rules in the Company Guide, the Company has six months from the Filing Delinquency Date to file the Delinquent Report as well as subsequent reports to regain compliance.

The Company’s common stock will continue to be listed on the NYSE American while it attempts to regain compliance with the Listing Standards, subject to the Company’s compliance with other continued listing requirements, as described in prior filings. The NYSE American notification does not affect the Company’s business operations or its reporting obligations under the Securities and Exchange Commission regulations and rules and does not conflict with or cause an event of default under any of the Company’s material agreements.

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At June 30, 2017, the Company’s total current liabilities of $48.6 million exceeded its total current assets of $2.4 million, resulting in a working capital deficit of $46.2 million, while at March 31, 2017, the Company’s total current liabilities of $48.2 million exceeded its total current assets of $3.9 million, resulting in a working capital deficit of $44.3 million. The $1.9 million increase in the working capital deficit is primarily due to our loss from operations and interest payments of $0.6 million.

The Company has entered into the following transactions to address liquidity and going concern issues:

Vantage Agreement

On August 2, 2017, and effective June 13, 2017, the Company entered into an agreement with Vantage Fund, LLC (“Vantage” and the “Vantage Agreement”), pursuant to which Vantage agreed to provide up to $6 million of funding to the Company, in the sole discretion of Vantage, with $400,000 provided in the initial tranche (the “Initial Tranche”). The consideration for the Initial Tranche of funding was the assignment to Vantage of all of the Company’s rights and ownership in its wholly-owned subsidiary Camber Permian II, LLC (“Camber Permian”) which included leaseholds and potential participation rights. The Vantage Agreement contained customary indemnification requirements.

Vantage also had the right pursuant to the Vantage Agreement to fund up to $300,000 of additional funding in the form of a convertible promissory note, secured by a second lien on the Company’s Jackrabbit project (the “Vantage Note”). The Vantage Note was to be subject to mutually acceptable terms, provided that such note would have a term of no more than 2 years, an annual interest rate of no less than 6% per annum, and a conversion price equal to the closing price of the Company’s common stock on the day prior to funding. If funded, an additional condition to the Vantage Note was that Vantage or its assigns would have the right to acquire the Jackrabbit project at market price and a right of first refusal to purchase the Jackrabbit project upon any sale thereof. Vantage has subsequently determined not to fund the Vantage Note or to provide the Company any further funding other than the Initial Tranche.

The Company agreed to grant Vantage three-year warrants to purchase shares of common stock in connection with any funding, equal to the equivalent value of warrants (i.e., equal to the amount of funding provided), plus 20%, with an exercise price equal to the closing price of the Company’s common stock on the day immediately prior to funding. In connection with the funding of the Initial Tranche, which occurred on August 2, 2017, the Company granted Vantage warrants to purchase 1,600,000 shares of common stock with an exercise price of $0.25 per share (the “Vantage Warrants”). The Company also agreed to register any of the shares issued upon exercise of the Vantage Warrants under the Securities Act of 1933, as amended, within 30 days from the date of exercise thereof.

On August 2, 2017, and effective June 13, 2017, Vantage provided the Company the Initial Tranche funding, in exchange, the Company assigned all of our rights in Camber Permian to Vantage pursuant to an Assignment, and granted Vantage the warrants to purchase 1,600,000 shares of common stock effective June 13, 2017.

On July 17, 2017, Vantage provided $120,000 to the Company under the Vantage Note and on July 20, 2017, Vantage provided $30,000 to the Company under the Vantage Note. Vantage was granted a second lien on the Jackrabbit property in connection with the financing.

Stock and Securities Purchase Agreements with Institutional Investor

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

On October 5, 2017, the Company and the Investor entered into a Stock Purchase Agreement (the “October 2017 Purchase Agreement”), pursuant to which the Company may receive aggregate consideration of $16 million, subject to certain conditions set forth therein.

Under the terms of the October 2017 Purchase Agreement, (1) the Investor purchased 212 shares of Series C Preferred Stock on the closing date of the agreement, October 4, 2017 (the “Initial Closing”), for $2 million, and agreed, subject to certain closing conditions set forth in the agreement, to purchase (2) 106 shares of Series C Preferred Stock for $1,000,000, 10 days after the Initial Closing; (3) 105 shares of Series C Preferred Stock for $1,000,000, 10 days after the second closing; (4) 105 shares of Series C Preferred Stock for $1,000,000, 10 days after the third closing; (5) 105 shares of Series C Preferred Stock for $1,000,000, 10 days after the fourth closing; (6) 525 shares of Series C Preferred Stock for $5,000,000, 30 days after the fifth closing; and (7) 525 shares of Series C Preferred Stock for $5,000,000, 30 days after the sixth Closing. Conditions to closing the sale of the additional shares of Series C Preferred Stock described above include, that except with regard to the first four closings described above, the Company’s common stock is required to be listed for and currently trading on the NYSE American market or a higher trading market; the Company is required to be in compliance with all requirements to maintain such listing and there cannot be any notice of any suspension or delisting with respect to the trading of the shares of common stock on such trading market; except with regard to the first four closings only, the Company is required to have duly authorized shares of common stock reserved for issuance to Investor in an amount equal to three times the number of shares sufficient to immediately issue all shares of common stock potentially issuable upon conversion of the Series C Preferred Stock sold to Investor under the October 2017 Purchase Agreement (collectively, the “Conversion Shares”) and any other agreements with Investor; except with regard to the initial closing only, the Company is required to obtain approval and listing of all Conversion Shares on the NYSE American; for the second through fifth closings only, (i) an aggregate dollar trading volume of at least $10 million must have traded on NYSE American during regular trading hours, from the trading day after the immediately prior closing until the trading day immediately before the relevant closing, but expressly excluding all volume traded on any days that the Investor is prevented or delayed from reselling shares of common stock (“Excluded Days”); and (ii) the Company’s common stock is required to have a volume weighted average price on the NYSE American for the prior trading day of at least $0.15 per share of common stock; and with respect to the final two closings, an aggregate dollar trading volume of at least $50 million must have traded on NYSE American during regular trading hours, from the trading day after the immediately prior closing until the trading day immediately before the relevant closing, but expressly excluding all volume traded on any Excluded Days, and if any such conditions are not met on the date initially set for such closing, each closing will occur as soon thereafter as they are met, if ever. The closing of the additional sales of Series C Preferred Stock as described above are subject to closing conditions which may not be met timely, if at all, and as such, we may not ever sell any additional shares of Series C Preferred Stock under the October 2017 Purchase Agreement after the Initial Closing.

The Company plans to use the proceeds from the sale of the Series C Preferred Stock for working capital, workovers on existing wells, drilling and completion of additional wells, repayment of vendor balances and payments to International Bank of Commerce (“IBC”), in anticipation of regaining compliance.

Pursuant to the October 2017 Purchase Agreement, as long as the Investor holds any shares of Series C Preferred Stock, the Company agreed that it would not issue or enter into or amend an agreement pursuant to which it may issue any shares of common stock, other than (a) for restricted securities with no registration rights, (b) in connection with a strategic acquisition, (c) in an underwritten public offering, or (d) at a fixed price; or issue or amend any debt or equity securities convertible into, exchangeable or exercisable for, or including the right to receive, shares of common stock (a) at a conversion price, exercise price or exchange rate or other price that is based upon or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of the security or (b) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock.

Additionally, provided that the Company has not materially breached the terms of the October 2017 Purchase Agreement, it may at any time, in its sole and absolute discretion, repurchase from Investor all, but not less than all, of the then outstanding shares of Series C Preferred Stock sold pursuant to the agreement by paying to Investor 110% of the aggregate face value of all such shares.

The Company also agreed to provide the Investor a right of first offer to match any offer for financing we receive from any person while the shares of Series C Preferred Stock sold pursuant to the October 2017 Purchase Agreement are outstanding, except for debt financings not convertible into common stock, which are excluded from such right to match.

The conversion premium under the Series C Preferred Stock is payable and the dividend rate under the Series C Preferred Stock is adjustable. Specifically, the conversion rate of such premiums and dividends equals 95% of the average of the lowest 5 individual daily volume weighted average prices during the Measuring Period, not to exceed 100% of the lowest sales prices on the last day of the Measuring Period, less $0.05 per share of common stock, unless a triggering event has occurred, in which case the conversion rate equals 85% of the lowest daily volume weighted average price during the Measuring Period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such the Measuring Period, less $0.10 per share. The “Measuring Period” is the period beginning, if no trigger event has occurred, 30 trading days, and if a trigger event has occurred, 60 trading days, before the applicable notice has been provided regarding the exercise or conversion of the applicable security, and ending, if no trigger event has occurred, 30 trading days, and if a trigger event has occurred, 60 trading days, after the applicable number of shares stated in the initial exercise/conversion notice have actually been received into the Investor’s designated brokerage account in electronic form and fully cleared for trading (subject to certain extensions described in the applicable securities, which have been triggered to date). Triggering events are described in the designation of the Series C Preferred Stock, but include items which would typically be events of default under a debt security, including filing of reports late with the Commission.

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

The Company is currently restricted from issuing any other preferred stock (other than the Series B Preferred Stock) that is pari passu or senior to the Series C Preferred Stock with respect to any rights for a period of one year after the earlier of such date (i) a registration statement is effective and available for the resale of all shares of common stock issuable upon conversion of the Series C Preferred Stock, or (ii) Rule 144 under the Securities Act is available for the immediate unrestricted resale of all shares of common stock issuable upon conversion of the Series C Preferred Stock.

Even with the Company entering into the October 2017 Purchase Agreement, the Company’s current financial situation raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months following the issuance of these financial statements. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Asset Purchase Agreement

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

Pursuant to a Letter Agreement the Company entered into, at the closing of the Acquisition, RAD2 Minerals, Ltd. (“RAD2”), one of the Sellers, which is owned and controlled by Richard N. Azar II, who was appointed as the Company’s Chairman on August 26, 2016, serving as the Company’s Chairman until May 16, 2017, provided that Mr. Azar continues to serve as a member of the Board of Directors and who was appointed as interim Chief Executive Officer of the Company on June 2, 2017, agreed to accept full financial liability for any and all deficiencies between the “Agreed Assets Value” set forth in the Asset Purchase Agreement of $80,697,710, and the mutually agreed upon value of the assets delivered by the Sellers at the closing of the Acquisition, up to an aggregate of $1,030,941 (as applicable, the “Deficiency”). The Company accepted additional oil and gas producing properties and two salt water disposal facilities from the Sellers with an approximate value of $1.0 million to resolve this Deficiency. RAD2 is one of the Sellers, which is owned and controlled by Richard N. Azar II, who was appointed as our Chairman on August 26, 2016, serving as Chairman until May 16, 2017, provided that Mr. Azar continues to serve as a member of the Board of Directors and who was appointed as interim Chief Executive Officer of the Company on June 2, 2017.

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

Rogers Loan and Promissory Note

At June 30, 2017, the Company had $6,866,371 due under the $7.5 million Letter Loan Agreement originally entered into with Louise H. Rogers (“Rogers”) on August 13, 2013 (the “Rogers Loan”). No amortization of debt discount was recorded during the three-month periods ending June 30, 2017 and 2016.

The Rogers Loan had a maturity date of July 31, 2017, and the Company agreed to pay all professional fees incurred by Rogers and to pay Rogers $39,000 in lieu of interest on the Rogers Loan as well as all operating income of collateralized assets (beginning October 1, 2015). Also, the Company agreed to make principal payments to Rogers from certain insurance proceeds to be received, which the Company has not received to date. For the months of January, February, March, June and July 2016, the Company did not make the required monthly principal payments due pursuant to the terms of the Rogers loan as amended. Instead, the Company and the loan administrator agreed to settle any outstanding administration and legal fees in lieu of the principal payments. The Company paid approximately $98,000 related to the fees and effective July 5, 2016, and obtained a waiver for the nonpayment of the principal amounts through July 2016. The Company has not made the $39,000 required monthly fee payments on the Rogers Loan since August 2016, however, the Company has made all required principal payments.

Additionally, per a prior amendment, the Company transferred all of its oil and gas interests and equipment to its then newly formed wholly-owned Texas subsidiary, CATI Operating LLC, which clarified that following the transfer, Rogers had no right to foreclose upon the Company (at the Nevada corporate parent level) upon the occurrence of an event of default under the Rogers Loan, and that instead Rogers would only take action against CATI and its assets and required Rogers to release all UCC and other security filings on the Company (provided that Rogers is allowed to file the same filings on CATI and its assets). Subsequently, the Company assigned all of its oil and gas interests and equipment to CATI pursuant to an Assignment and Bill of Sale dated December 16, 2015.

On February 1, 2017, the Company agreed to extend the maturity date of the Rogers Loan from January 31, 2017 to April 30, 2017. As consideration, the Company paid $9,000 to Rogers and $9,000 to Robertson Global Credit, LLC, the servicer of the loan. In April 2017, the maturity date was extended again until July 31, 2017. As consideration, the Company paid $9,000 to Ms. Rogers and $9,000 to Robertson Global Credit, LLC, the servicer of the loan. The Company failed to pay the amount due to Rogers on July 31, 2017.

On August 25, 2017, the Company received a notice that its wholly-owned subsidiary CATI had defaulted on the maturity payment of its loan with Rogers, which matured on July 31, 2017. The letter stated that CATI was indebted to Rogers in an amount of $8.9 million, which includes all principal and interest through August 25, 2017. The letter further asserted additional interest of $3,577 per day as well as other unpaid fees totaling $18,162 plus interest on those fees. The default notice further stated that the default in failing to pay the fees must be cured by September 5, 2017 and the default on the principal and interest payment must be cured by September 11, 2017.

The cure period on the Rogers Loan expired on September 11, 2017, and as of such date, all principal, interest and unpaid costs thereunder were immediately due and payable (which totaled $6.9 million as of June 30, 2017 and approximately $7.1 million as of the date of acceleration). In September 2017, Rogers foreclosed on the assets of CATI which secured the note. On October 3, 2017, the trustee of those assets, for the benefit of the lender, sold certain of the assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness. The remaining unpaid indebtedness owed by CATI is approximately $3.4 million. CATI is exploring strategic alternatives related to the remaining owned properties and indebtedness.

Loan Agreement with International Bank of Commerce (“IBC”)

As discussed in “Note 6 – Notes Payable and Debenture”, the Company borrowed $40 million from International Bank of Commerce (“IBC”) effective August 25, 2016. The proceeds of the loan were used to repay and refinance approximately $30.6 million of indebtedness owed by certain of the Sellers to IBC as part of the closing of the Acquisition. As of March 31, 2017 and June 30, 2017, the Company was not in compliance with certain covenants of the loan agreement, including requiring the Company to maintain a net worth of $30 million, and the balance of the loan due to IBC of $37.6 million (less unamortized debt issuance costs of approximately $2.0 million), was recognized as a short-term liability on the Company’s balance sheet as of March 31, 2017 and June 30, 2017. The Company also recognized approximately $30,000 in accrued interest as of June 30, 2017 related to this note.

On September 8, 2017, the Company received a Notice of Default and Opportunity to Cure (the “Notice”) from IBC stating that the Company was in default under its loan with IBC due to failing to make a required $425,000 loan payment on August 25, 2017 (the “Payment Default”). The Notice was also sent to the guarantors under the loan agreement. The Notice also cited the Company for several covenant defaults including exceeding a cap on monthly general and administrative expenses, falling below $30 million of net worth, failing to comply with certain post-closing covenants regarding the assignment of certain oil and gas interests, the execution of certain supplemental mortgages and the completion of certain curative title requirements, failing to pay costs and expenses required pursuant to the terms of the loan agreement, failing to meet the requirements of a cash flow test as described in greater detail in the loan agreement, and exceeding the loan to value determination provided for in the loan agreement. In order to cure the Payment Default described in the Notice, the Company is required to pay $425,000, as well as any attorney’s fees and/or late fees as determined by IBC, on or before September 18, 2017. The Company has a 30-day cure period under its loan agreement with respect to the covenant defaults. The Company has not cured the defaults and the entire amount of the IBC loan may be accelerated and IBC may take action to enforce its remedies under the loan agreement. The IBC loan is secured by substantially all of the Company’s assets and if IBC were to foreclose on our assets it would have a material adverse effect on our operations and may force us to seek bankruptcy protection. The Company is in discussions with IBC evaluating its strategic alternatives concerning the defaults.

Dreeben Loan

On March 28, 2016, the Company borrowed $250,000 from Alan Dreeben, one of the Sellers and one of the Company’s then directors, pursuant to a short-term promissory note. The short-term promissory note has a principal balance of $275,000 (the $250,000 borrowed plus a $25,000 original issue discount). As additional consideration for Mr. Dreeben agreeing to make the loan, the Company agreed to issue Mr. Dreeben 15,000 shares of restricted common stock, which were issued in September 2016. The Company recognized a $48,000 discount to the short-term promissory note which was based on the closing price of the Company’s common stock ($3.20 per share) on March 28, 2016 in addition to the original discount of $25,000, for a total discount of $73,000.

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

On January 31, 2017, the Company borrowed $1,000,000 from Alan Dreeben, one of the Company’s then directors, pursuant to a short-term promissory note. The short-term promissory note had a principal balance of $1,050,000 (the $1,000,000 principal amount borrowed plus a $50,000 original issue discount), accrues interest at 6% per annum and a maturity date of January 31, 2018, with standard and customary events of default. As additional consideration for Mr. Dreeben agreeing to make the loan, the Company agreed to issue Mr. Dreeben 40,000 shares of restricted common stock. The 40,000 shares were payable at June 30, 2017 and were subsequently issued in August 2017. At June 30, 2017, the Company owed $1,050,000 to Alan Dreeben. The fair value of the restricted shares was $30,000 based on the closing price of the Company’s common stock on the issuance date. The fair value of the shares was recorded as additional debt discount. The Company also recognized $26,250 in accrued interest as of June 30, 2017.

Loan from Non-Related Individual

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its March 31, 2017 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies since March 31, 2017.

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the Company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the Company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company has adopted this standard for the year ending March 31, 2017, and management has concluded that there is substantial doubt as to the Company’s continuation as a going concern within one year after the issue date of the financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five- step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The guidance is effective for annual and interim periods beginning after December 15, 2017. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. The Company will adopt the new standard utilizing the modified retrospective approach. The Company does not expect the adoption of this ASU to have a material impact on its financial statements. However, we anticipate the new standard will result in more robust footnote disclosures. We cannot currently determine the extent of the new footnote disclosures as further clarification is needed for certain practices common to the industry. We will continue to evaluate the impacts that future contracts may have.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 seeks to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the provisions of ASU 2016-15 and assessing the impact, if any, it may have on its statement of consolidated cash flows.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting", which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

Costs of oil and natural gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $5.74 and $26.46 per barrel of oil equivalent for the three months ended June 30, 2017 and 2016, respectively.

All of Camber’s oil and gas properties are located in the United States. Below are the components of Camber’s oil and gas properties recorded at:

	June 30, 2017	March 31, 2017
Oil and gas properties subject to amortization	$72,941,025	$72,318,163
Oil and gas properties not subject to amortization	28,157,901	28,947,400
Capitalized asset retirement costs	1,483,144	1,473,199
Total oil and gas properties	102,582,070	102,738,762
Accumulated depreciation, depletion and amortization	(67,669,730)	(67,036,915)
Net capitalized costs	$34,912,340	$35,701,847

For the three months ended June 30, 2017, the Company recorded impairments totaling $775,374, which represented $675,000 due to lease expirations and $100,374 related  to an impairment of proved properties based on the quarterly ceiling test.

On September 12, 2017, the cure period on the note of the Company’s wholly-owned subsidiary CATI expired on September 11, 2017, and as of such date, all principal, interest and unpaid costs thereunder were immediately due and payable (which totaled $6.9 million as of June 30, 2017 and approximately $7.1 million as of the date of acceleration). As stated previously, the loan was non-recourse to the public Company itself, but was recourse to CATI. On October 3, 2017, the trustee of those assets, for the benefit of the lender, sold some of the assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness. The remaining unpaid indebtedness owed by CATI is approximately $3.4 million. The Company is still in process of determining the net book value of these assets sold in foreclosure. CATI is exploring strategic alternatives related to the remaining owned properties and indebtedness.

On August 2, 2017 and effective June 13, 2017, Vantage provided us the Initial Tranche funding, we assigned all of our rights in Camber Permian to Vantage pursuant to an Assignment (the “Assignment”), and we granted Vantage the Vantage Warrant. See Note 2 “Liquidity and Going Concern Considerations” for further details. The book value of the Camber Permian rights was $114,500.

Acquisition of Oil and Natural Gas Properties

On August 25, 2016, the Company completed the Acquisition and acquired working interests in producing properties and undeveloped acreage from the Sellers (see “Note 2 – Liquidity and Going Concern Considerations”). The assets acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region.

As consideration for the Acquisition of the acquired assets, the Company assumed approximately $30.6 million of commercial bank debt, issued 13,009,664 shares of common stock to certain of the Sellers valued at the grant date fair value, issued 552,000 shares of Series B Preferred Stock to one of the Sellers and its affiliate (see “Note 10 – Stockholders’ Equity”) valued at the grant date fair value, and paid $4,975,000 in cash to certain of the Sellers. The effective date of the Acquisition was April 1, 2016.

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

Other Property and Equipment

In February 2014, the Company purchased a field office for approximately $50,000 which is used to provide local operational support for its properties in the Eagleford and Austin Chalk areas. The land upon which the field office resides was initially leased by the Company over a three-year term beginning in January 2014 through December 2016, for yearly lease amounts of $7,200 and $7,800, and $8,400 over the three-year term, respectively. In January 2017, the Company renewed the lease on a year-to-year basis for $7,200.

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

In August 2017, the Company ceased its use of this office space and moved its headquarters to 4040 Broadway, Suite 425, San Antonio, Texas. The Company is committed to the remaining lease payments for the Houston office space for approximately $346,000 assuming an early termination of the lease on July 31, 2019.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the retirement of oil and gas property and equipment for the three-month periods ended June 30, 2017 and 2016, respectively.

	2017	2016
Carrying amount at beginning of period	$2,045,847	$1,179,170
Accretion	35,100	27,644
Change in estimate	(9,945)	—
Carrying amount at end of period	$2,071,002	$1,206,834

Camber does not have any short-term asset retirement obligations as of June 30, 2017 and March 31, 2017.

NOTE 6 – NOTES PAYABLE AND DEBENTURE

The Company’s notes payable and debenture consisted of the following:

	June 30, 2017	March 31, 2017
Note Payable - Rogers	$6,866,371	$6,883,697
Note Payable - Dreeben	1,050,000	1,050,000
Note Payable - Non-Related Individual	263,158	263,158
Debenture	530,000	530,000
Note Payable - IBC	37,633,999	38,324,527
	46,363,528	47,051,382
Unamortized debt discount	(2,384,816)	(2,624,038)
Total Notes Payable and Debenture	43,958,712	44,427,344
Less current portion of long-term debt	(43,794,088)	(44,281,649)
Long-term portion	$164,624	$145,695

Rogers Loan and Promissory Note

At June 30, 2017, the Company had $6,866,371 due under the $7.5 million Letter Loan Agreement originally entered into with Rogers on August 13, 2013. No amortization of debt discount was recorded during the three-month periods ending June 30, 2017 and 2016.

Additionally, per a prior amendment, the Company transferred all of its oil and gas interests and equipment to our then newly formed wholly-owned Texas subsidiary, CATI which clarified that following the transfer, Rogers had no right to foreclose upon the Company (at the Nevada corporate parent level) upon the occurrence of an event of default under the Rogers Loan, and that instead Rogers would only take action against CATI and its assets and required Rogers to release all UCC and other security filings on the Company (provided that Rogers is allowed to file the same filings on CATI and its assets). Subsequently, the Company assigned all of its oil and gas interests and equipment to CATI pursuant to an Assignment and Bill of Sale dated December 16, 2015.

On February 1, 2017, the Company agreed to extend the maturity date of the Rogers Loan from January 31, 2017 to April 30, 2017. As consideration, the Company paid $9,000 to Rogers and $9,000 to Robertson Global Credit, LLC, the servicer of the loan. In April 2017, the maturity date was extended again until July 31, 2017. As consideration, the Company paid $9,000 to Ms. Rogers and $9,000 to Robertson Global Credit, LLC, the servicer of the loan. The Company failed to pay the amount due to Rogers on July 31, 2017.

On August 25, 2017, the Company received a notice that its wholly-owned subsidiary CATI had defaulted on the maturity payment of its loan with Rogers, which matured on July 31, 2017. The letter stated that CATI was indebted to Rogers in an amount of $8.9 million, which includes all principal and interest through August 25, 2017. The letter further asserted additional interest of $3,577 per day as well as other unpaid fees totaling $18,162 plus interest on those fees. The default notice further stated that the default in failing to pay the fees must be cured by September 5, 2017 and the default on the principal and interest payment must be cured by September 11, 2017.

On September 11, 2017, the cure period on the Rogers Loan expired, and as of such date, all principal, interest and unpaid costs thereunder were immediately due and payable (which totaled $6.9 million as of March 31, 2017 and approximately $7.1 million as of the date of acceleration). As stated previously, the loan was non-recourse to the public Company itself, but was recourse to CATI. On October 3, 2017, the trustee of those assets, for the benefit of the lender, sold certain of the assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness. The remaining unpaid indebtedness owed by CATI is approximately $3.4 million. CATI is exploring strategic alternatives related to the remaining owned properties and indebtedness.

Dreeben Note

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

On January 31, 2017, the Company borrowed $1,000,000 from Alan Dreeben, one of the Company’s then directors, pursuant to a short-term promissory note. The short-term promissory note had a principal balance of $1,050,000 (the $1,000,000 principal amount borrowed plus a $50,000 original issue discount), accrues interest at 6% per annum and a maturity date of January 31, 2018, with standard and customary events of default. As additional consideration for Mr. Dreeben agreeing to make the loan, we agreed to issue Mr. Dreeben 40,000 shares of restricted common stock. The 40,000 shares were payable at June 30, 2017 and were subsequently issued in August 2017. At June 30, 2017, the Company owed $1,050,000 to Alan Dreeben. The fair value of the restricted shares was $30,000 based on the closing price of the Company’s common stock on the issuance date. The fair value of the shares was recorded as additional debt discount. At June 30, 2017, the Company owed $1,050,000 to Alan Dreeben. The Company also recognized $26,250 in accrued interest as of June 30, 2017.

Non-Related Individual Note

On March 9, 2017, the Company borrowed $250,000 from a non-related individual pursuant to a short-term promissory note. The short-term promissory note has a principal balance of $263,158 (the $250,000 principal amount borrowed plus a $13,158 original issue discount), accrues interest at 6% per annum and has a maturity date of March 9, 2018 and contains standard and customary events of default. See Note 2 “Liquidity and Going Concern Considerations.”

Debenture

On April 6, 2016, the Company entered into a Securities Purchase Agreement with the Investor, pursuant to which the Company issued a redeemable convertible subordinated debenture (the “Debenture”), with a face value of $530,000, initially convertible into 163,077 shares of common stock at a conversion price equal to $3.25 per share and warrants to initially purchase 1,384,616 shares of common stock (subject to adjustment thereunder) at an exercise price equal to $3.25 per share (the “First Warrant”). The Investor purchased the debenture at a $30,000 original issue discount for the sum of $500,000 and agreed that it would exercise the First Warrant, upon satisfaction of certain conditions, for the sum of $4.5 million, which warrant was exercised in October 2016. The debenture matures in seven years and accrues interest at a rate of 6.0% per annum. Due to the recent decline in the price of our common stock and that a trigger event occurred on June 30, 2016 as a result of the delay in filing our Annual Report on Form 10-K for the year ended March 31, 2016, the premium rate on the debenture increased from 6% to 34% and the conversion discount became 85% of the lowest daily volume weighted average price during the measuring period (60 days prior to and 60 days after the last date that the Investor receives the last of the shares due), less $0.10 per share of common stock not to exceed 85% of the lowest sales price on the last day of such period less $0.10 per share.

As the fair value of the warrants issued in connection with the debenture exceeds the $530,000 value of the debenture, the Company fully discounted the entire debenture and will amortize the discount over the term of the debenture. The discount is being amortized through interest expense using the effective interest method over the term of the debenture.

On August 23, 2017, the Investor converted $35,000 of the principal amount of the Debenture into an aggregate of 1,754,711 shares of common stock, which included 10,770 shares for conversion of principal (at $3.25 per share) and 1,743,941 shares for premiums.

Loan Agreement with IBC

As of June 30, 2017, the Company was not in compliance with certain covenants of the loan agreement with IBC, including requiring the Company to maintain a net worth of $30 million, and the balance of the loan due to IBC of $37.6 million (less unamortized debt issuance costs of approximately $2.0 million), was recognized as a short-term liability on the Company’s balance sheet as of June 30, 2017. The Company has also recognized approximately $29,996 in accrued interest as of June 30, 2017.

On September 8, 2017, the Company received a Notice of Default and Opportunity to Cure (the “Notice”) from IBC, stating that the Company was in default under its loan due to failing to make a required $425,000 loan payment on August 25, 2017 (the “Payment Default”). The Notice was also sent to the guarantors under the Loan Agreement. The Notice also cited the Company for several covenant defaults including exceeding a cap on monthly general and administrative expenses; falling below $30 million of net worth; failing to comply with certain post-closing covenants regarding the assignment of certain oil and gas interests, the execution of certain supplemental mortgages and the completion of certain curative title requirements; failing to pay costs and expenses required pursuant to the terms of the Loan Agreement; failing to meet the requirements of a cash flow test as described in greater detail in the Loan Agreement; and exceeding the loan to value determination provided for in the Loan Agreement. In order to cure the Payment Default described in the Notice, we are required to pay $425,000, as well as any attorney’s fees and/or late fees as determined by IBC, on or before September 18, 2017. The Company had a 30-day cure period under its loan agreement with respect to the covenant defaults. The Company was unable to cure the defaults and the entire amount of the IBC loan may be accelerated and IBC may take action to enforce its remedies under the loan agreement. The IBC loan is secured by substantially all of the Company’s assets and if IBC were to foreclose on our assets it would have a material adverse effect on our operations and may force us to seek bankruptcy protection. The Company is evaluating its strategic alternatives concerning the defaults and is in continuing discussions with IBC regarding the defaults.

NOTE 7 – DERIVATIVES

The Company has determined that certain warrants the Company has issued contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants’ exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The warrants granted in April 2014 contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the time. The amount of any such adjustment is determined in accordance with the provisions of the warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the time.

Activities for derivative warrant instruments during the three months ended June 30, 2017 and 2016 were as follows:

	2017	2016
Carrying amount at beginning of period	$21,662	$126,960
Change in fair value	(15,171)	55,373
Carrying amount at end of period	$6,491	$182,333

The fair value of the derivative warrants was calculated using the Black-Scholes pricing model. Variables used in the Black Scholes pricing model as of June 30, 2017 include (1) discount rate of 1.24%, (2) expected term of 2 years, (3) expected volatility of 179.15%, and (4) zero expected dividends. Variables used in the Black-Scholes pricing model as of June 30, 2017 include (1) discount rate of 0.87%-1.74%, (2) expected term of 3 to 5 years, (3) expected volatility of 97.84%-149.62%, and (4) zero expected dividends.

As of June 30, 2017, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Office Lease. In August 2017, the Company moved its corporate headquarters from 450 Gears Road, Suite 860, Houston, Texas to 4040 Broadway, Suite 508 San Antonio, Texas. The Company also ceased to use the Houston office space in August 2017. The Company is committed to the remaining lease payments for the Houston office space for approximately $346,000 assuming an early termination of the lease on July 31, 2019.

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

On May 9, 2017, the Company filed a Petition and Request for Temporary Restraining Order, Preliminary Injunction and Permanent Injunction (the “Petition”), against Discover Growth Fund (otherwise defined as the Investor herein)(“Discover”) and Fifth Third Securities, Inc., in the United States District Court for the Southern District of Texas Houston Division (Civil Action 4:17-cv-1436). The Petition alleged causes of actions against Discover in connection with the Debenture, First Warrant and Series C Preferred Stock (the “Convertible Securities”) and alleged causes of action against Discover and Fifth Third in connection with conversions and sales of our common stock under the Convertible Securities. The Petition also sought declaratory relief in connection with certain terms and provisions of the Convertible Securities, sought exemplary damages and injunctive relief as well as a temporary restraining order to prevent Discover from further converting/exercising the Convertible Securities until the parties could reach a further understanding regarding the terms thereof. On May 11, 2017, the court rejected our motion for hearing in connection with a temporary restraining order. On May 16, 2017, Discover filed certain counterclaims against us and a request for a temporary restraining order and preliminary injunction. Discover also filed a motion to dismiss our Petition on the same date. After discussion among the parties, the lawsuit was subsequently dismissed by the parties on May 22, 2017.

On September 11, 2017, the cure period on the Rogers Loan expired, and as of such date, all principal, interest and unpaid costs thereunder were immediately due and payable (which totaled $6.9 million as of June 30, 2017 and approximately $7.1 million as of the date of acceleration). As stated previously, the loan was non-recourse to the public Company itself, but was recourse to CATI. In September 2017, Rogers foreclosed on the assets of CATI which secured the note and on October 3, 2017, the trustee of those assets, for the benefit of Rogers, sold certain of the assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness. The remaining unpaid indebtedness owed by CATI is approximately $3.4 million. CATI is exploring strategic alternatives related to the remaining owned properties and indebtedness.

NOTE 9 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2018 and 2017 fiscal year and consequently, recorded no provision or benefit for income taxes for the three months ended June 30, 2017 and 2016.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Series A Convertible Preferred Stock

On April 19, 2016, the holder of our Series A Convertible Preferred Stock agreed to convert all 500 shares of our outstanding Series A Convertible Preferred Stock into 20,000 shares of our common stock (a conversion ratio of 40:1 as provided in the original designation of the Series A Convertible Preferred Stock adjusted for the Company’s 1:25 reverse stock split effective on July 25, 2015), which conversion was completed on April 25, 2016. The Company paid the holder $20,000 in connection with such conversion in order to comply with the terms of the Asset Purchase Agreement that required that no shares of Series A Convertible Preferred Stock be outstanding at the closing. As of June 30, 2017, we had no Series A Convertible Preferred Stock issued or outstanding.

Series B Redeemable Convertible Preferred Stock

On September 1, 2016, as consideration for the closing of the Acquisition, the Company issued an aggregate of 552,000 shares of Redeemable Convertible Preferred Stock, which had a total value of $13,800,000 based on the $25 per Series B Preferred Stock share par value. The preferred shares were issued to RAD2 (200,000 shares) and Segundo Resources, LLC (an affiliate of RAD2) (352,000 shares) on behalf of and for the benefit of RAD2.

The Series B Preferred Stock has a liquidation preference of $25 per share. The Series B Preferred Stock is convertible, at the option of the holder at any time following the original issuance date, into common stock at a rate of approximately 7.14:1 (originally issuable into an aggregate of 3,942,857 shares of common stock if fully converted), at the option of the holder thereof, or automatically as to 25% of the Series B Preferred Stock shares if our common stock trades above $6.125 per share for at least 20 consecutive trading days, and trades with at least 75,000 shares of average volume per day during such period; an additional 50% of the Series B Preferred Stock shares if our common stock trades above $7.00 per share for at least 20 consecutive trading days, and trades with at least 75,000 shares of average volume per day during such period; and as to the remaining Series B Preferred Stock shares, if our common stock trades above $7.875 per share for at least 20 consecutive trading days, and trades with at least 75,000 shares of average volume per day during such period. Each outstanding share of Series B Preferred Stock will be entitled to one vote per share on all stockholder matters. The Series B Preferred Stock is redeemable at any time by the Company upon the payment by the Company of the face amount of the Series B Preferred Stock ($25 per share) plus any and all accrued and unpaid dividends thereon.

The Company has the option, exercisable from time to time after the original issue date, to redeem all or any portion of the outstanding shares of Series B Preferred Stock by paying each applicable holder, an amount equal to the original issue price multiplied by the number of Series B Preferred shares held by each applicable holder plus the accrued dividends.

During the year ended March 31, 2017, the Company issued a stock dividend on the Series B Preferred Stock consisting of 82,674 shares of the Company’s common stock. Due to the fact that the Company is in an accumulated deficit position, the Company recognized a charge to additional paid in-capital of $83 based on the par value of the common stock issued.

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

The 408,058 shares of Series B Preferred Stock have the following features:

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

On September 2, 2016, the Second Warrant and 53 shares of Series C Preferred Stock were issued for $526,450 ($500,000, net cash proceeds to Camber) after the Acquisition (as defined and described in “Note 2 – Liquidity and Going Concern Considerations”) closed. The prorated share of the $263,000 discount ($26,450) was recorded to interest expense. On November 17, 2016, the remaining 474 shares of Series C Preferred Stock were issued for $4,736,550 ($4,500,000, net cash proceeds to the Company) and the Company paid placement agent and legal fees of $514,000 for services rendered in connection with the issuance. The Company also recognized $236,550 of the remaining 5% original issue discount, which was recorded to interest expense in the third quarter of fiscal 2017.

The holder of the Series C Preferred Stock is entitled to cumulative dividends through maturity, which initially totaled 6% per annum, and are adjustable to up to 34.95% per annum, based on certain triggering events and the trading price of the Company’s common stock, and which totaled 30% per annum as of June 30, 2017 and currently total 35% per annum, payable upon redemption, conversion, or maturity, and when, as and if declared by our Board of Directors in its discretion. The Series C Preferred Stock ranks senior to the common stock and pari passu with respect to our Series B Redeemable Convertible Preferred Stock.

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

The following summarizes the Series C Preferred Stock converted during the three months ended June 30, 2017:

Date	Number of Shares Converted	Face Value	Common Stock Due	Additional Dividend Premium Shares	Total Common Stock

April 11, 2017	10	$100,000	30,770	1,247,235	1,274,542
	10	$100,000	30,770	1,247,235	1,274,542

As of June 30, 2017, the Company accrued common stock dividends on the Series C Preferred Stock based on the then 34.95% premium dividend rate described above. The Company recognized a charge to additional paid-in capital and stock dividends distributable but not issued of $911,575 related to the stock dividend declared but not issued.

Due to the decline in the price of our common stock and the trigger event that occurred on June 30, 2016 as a result of the delay in filing our Annual Report on Form 10-K for the year ended March 31, 2016, the dividend premium rate increased from 6% to 30% and the conversion discount became 85% of the lowest daily volume weighted average price during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share. A total of 1,067,600 shares were issued to the Investor on December 23, 2016.

As of December 31, 2016, the Company accrued common stock dividends on the Series C Preferred Stock based on the then 30% premium dividend rate described above. The Company recognized a charge to additional paid-in capital and stock dividends distributable but not issued of $750,000 related to the stock dividend declared but not issued.

During the year ended March 31, 2017, the Investor converted 123 shares of the Series C Preferred stock with a face value of $1.2 million and was issued 378,464 shares of common stock and additional shares of common stock in dividend premium shares of 5,605,393 for an aggregate of a total of 5,693,857 shares issued.

On October 5, 2017, the Company and the Investor entered into a Stock Purchase Agreement (the “October 2017 Purchase Agreement”), pursuant to which the Company may receive aggregate consideration of $16 million, subject to certain conditions set forth therein. See “Note 2 – Liquidity and Going Concern Considerations – “Stock and Securities Purchase Agreements with Institutional Investor” for a description of the Series C Preferred Stock purchased or to be purchased by the Investor.

See discussion of the October 2017 Purchase Agreement with the Investor in Note 2.

Common Stock

The following summarizes the Company’s common stock activity during the three-month period ended June 30, 2017:

		Common Shares
	Amount (a)	Per Share	Issued and Outstanding Shares
Balance at March 31, 2017			27,115,868
Preferred Stock Series B Conversion	$399,728	$0.39	1,024,943
Preferred Stock Series C Conversion (b)	—	—	1,274,542
Preferred Stock Series B Dividends	34,837	0.59	59,146
Warrant Conversion (c)	—	—	4,675,154
Share-Based Compensation (d)	23,573	0.50	47,146
Balance at June 30, 2017			34,196,799

(a)	Net proceeds or fair value on grant date, as applicable.

(b)	Shares previously held in abeyance until such time as it would not result in the investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock).

(c)	Shares issued from the October 7, 2016 exercise of warrants resulting from an increase in the conversion premium.

(d)	For the year ended March 31, 2017, Camber issued 22,131 shares of its common stock with an aggregate grant date fair value of $72,035, which were valued based on the trading value of Camber’s common stock on the date of grant. Also, on December 31, 2016 the Company agreed to award an additional 19,010 shares of its common stock with an aggregate grant fair value of $23,572, which were valued based on the trading value of Camber’s common stock on the date of grant. Those common stock awards had yet to be physically issued as of March 31, 2017 and therefore, were recognized as accrued common stock payable on the March 31, 2017 balance sheet. The shares were awarded according to the employment agreement with an officer and as additional compensation for other officers and managerial personnel. These common stock awards were issued during the three-month period ended June 30, 2017.

Warrants

On August 2, 2017, and effective June 13, 2017, the Company entered into an agreement with Vantage pursuant to which Vantage agreed to provide up to $6 million of funding to the Company, at the sole discretion of Vantage. The initial tranche consisted of $400,000 received on June 12, 2017, in exchange for the assignment to Vantage of all of the Company’s rights and ownership in its wholly-owned subsidiary Camber Permian II, LLC (“Camber Permian”) which included leaseholds and potential participation rights and warrants for to purchase 1,600,000 shares of the Company’s common stock. The fair value of the warrants was determined to be $284,305 as of the grant date using the Black-Scholes Option Pricing model. Variables used in the Black Scholes model as of June 12, 2017 include (1) discount rate of 1.78% (2) expected term of 5 years, (3) expected volatility of 135.42%, and (4) zero expected dividends.

During the three months ended June 30, 2017, no other warrants than the Vantage warrants were issued or were cancelled.

During the year ended March 31, 2017, warrants to purchase 1,384,616 shares of common stock were granted in connection with the Company’s sale of the debenture noted in “Note 6 – Note Payables and Debenture” and warrants to purchase 1,111,112 shares of common stock at an exercise price of $4.50 per share were granted in connection with our sale of 53 shares of Series C Preferred Stock noted above. The Company also granted warrants to purchase 124,285 shares of common stock in connection with the sale of convertible notes. No warrants were cancelled during the year ended March 31, 2017, other than warrants to purchase 100,420 shares of common stock at an exercise price of $71.50 per share which expired unexercised on July 4, 2016.

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

As of October 30, 2017, a total of 27,619,041 shares of common stock had been issued to the Investor in connection with the exercise of the First Warrant of the approximately 96,952,599 shares which are due (69,333,558 shares remain to be issued to the Investor, which shares are currently held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock)) as of October 30, 2017 (subject to increases as the value of our common stock decreases). In the three months ended June 30, 2017, 4,675,154 shares of common stock were issued and subsequent to June 30, 2017, 17,943,887 shares of common stock were issued.

Additionally, warrants to purchase 66,668 shares of common stock issued in connection with an equity raise completed in April 2014, contained a weighted average anti-dilutive provision in which the exercise price of the warrants are adjusted downward based on any subsequent issuance or deemed issuance of common stock or convertible securities by the Company for consideration less than the then exercise price of such warrants. As a result of the anti-dilution rights, the exercise price of the warrants was adjusted to $3.59 per share, in connection with an automatic adjustment to the exercise price due to the Acquisition. As of June 30, 2017, the fair value of the derivative liability associated with the 66,668 warrants was $6,491 compared to $21,662 at March 31, 2017. Therefore, the $15,171 change in the derivative liability fair value was recorded as other income on the consolidated statement of operations.

At June 30, 2017, 11,195 outstanding warrants had an intrinsic value of $1,769. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options. These warrants were initially issued in connection with the Rogers Loan on August 13, 2013, and the exercise price was lowered from $33.75 to $0.01 per share on August 12, 2015.

The following is a summary of the Company’s outstanding warrants at June 30, 2017:

Warrants		Exercise	Expiration	Intrinsic Value at
Outstanding		Price ($)	Date	June 30, 2017
41,300	(1)	57.50	October 18, 2017	$—
11,000	(2)	37.50	April 4, 2018	—
2,000	(3)	37.50	May 31, 2018	—
11,195	(4)	0.01	August 13, 2018	1,769
66,668	(5)	3.59	April 21, 2019	—
124,285	(6)	1.50	April 21, 2021	—
1,600,000	(7)	0.25	June 12, 2022	—
1,856,448				$1,769

(1)	Warrants issued in connection with the sale of units in the Company’s unit offering in April 2012. The warrants became exercisable on October 18, 2012, and will remain exercisable thereafter until October 18, 2017.
(2)	Warrants issued in connection with the issuance of certain notes in April 2013, of which the outstanding principal and interest was paid in full on August 16, 2013. The warrants were exercisable on the grant date (April 4, 2013) and remain exercisable until April 4, 2018.
(3)	Warrants issued in connection with the issuance of certain notes in May 2013, of which the outstanding principal and interest was paid in full on August 16, 2013. The warrants were exercisable on the grant date (May 31, 2013) and remain exercisable until May 31, 2018.
(4)	Warrants issued in connection with the Rogers Loan. The warrants were exercisable on the grant date (August 13, 2013) and remain exercisable until August 13, 2018. The exercise price was lowered to $0.01 per share on August 12, 2015.
(5)	Warrants issued in connection with the sale of units in the Company’s unit offering in April 2014. The Warrants became exercisable on April 21, 2014 and will remain exercisable thereafter until April 21, 2019.
(6)	Warrants issued in connection with the sale of convertible notes. The warrants were exercisable on the grant date (April 26, 2016) and remain exercisable until April 26, 2021.
(7)	Warrants issued in connection with the Initial Tranche of the funding from Vantage. The warrants were exercisable on the grant date (June 12, 2017) and remain exercisable until June 12, 2022.

On October 4, 2017, the Company entered into an agreement with a digital marketing advisor pursuant to which the advisor agreed to create original content with the goal of increasing public awareness about the Company and the Company agreed to pay the advisor (a) $20,000 per month from October 2017 through on February 28, 2018, (b) $50,000 per month thereafter through October 4, 2018, the end of the term of the agreement, and (c) 3,750,000 shares of restricted common stock, with 2.5 million shares payable within 15 days of the parties’ entry into the agreement and the remainder due on May 1, 2018 (the “Advisory Shares”).

On October 4, 2017, the Company entered into a consulting agreement with a third-party consultant which consultant agreed to provide investor relations and public relations services to the Company. As consideration pursuant to the agreement, the Company agreed to issue the consultant 1,000,000 shares of restricted common stock (the “Consulting Shares”), with piggy-back registration rights.

Stock Purchase Agreement

On October 5, 2017, the Company and the Investor entered into a Stock Purchase Agreement described in greater detail above under Note 2 “Liquidity and Going Concern Considerations” – “Stock and Securities Purchase Agreements with Institutional Investor”.

Under the terms of the October 2017 Purchase Agreement, (1) the Investor purchased 212 shares of Series C Preferred Stock on the closing date of the agreement, October 4, 2017 (the “Initial Closing”), for $2 million, and agreed, subject to certain closing conditions set forth in the agreement, to purchase (2) 106 shares of Series C Preferred Stock for $1,000,000, 10 days after the Initial Closing; (3) 105 shares of Series C Preferred Stock for $1,000,000, 10 days after the second closing; (4) 105 shares of Series C Preferred Stock for $1,000,000, 10 days after the third closing; (5) 105 shares of Series C Preferred Stock for $1,000,000, 10 days after the fourth closing; (6) 525 shares of Series C Preferred Stock for $5,000,000, 30 days after the fifth closing; and (7) 525 shares of Series C Preferred Stock for $5,000,000, 30 days after the sixth Closing.

NOTE 11 – SHARE-BASED COMPENSATION

Camber measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Stock Options

As of June 30, 2017, and 2016, the Company had 19,920 and 22,920 stock options outstanding with a weighted average exercise price of $35.38 and $33.96, respectively.

Of the Company’s outstanding options, no options were exercised or forfeited. Additionally, no stock options were granted during the three months ended June 30, 2017. Compensation expense related to stock options during the three-month period ended June 30, 2017 and 2016 was $4,816 in both periods.

Options outstanding and exercisable at June 30, 2017 and 2016 had no intrinsic value, respectively. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options.

As of June 30, 2017, total unrecognized share-based compensation expense related to all non-vested stock options was $6,422, which is being recognized over a remaining weighted average period of approximately 0.3 years.

The following tabulation summarizes the remaining terms of the options outstanding:

Exercise	Remaining	Options	Options
Price ($)	Life (Yrs.)	Outstanding	Exercisable
40.75	0.2	4,000	4,000
43.50	0.2	6,000	6,000
39.50	0.2	2,000	2,000
40.25	0.2	2,000	2,000
5.50	0.8	4,000	4,000
51.75	3.2	1,920	1,920
	Total	19,920	19,920

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows:

	Three Months Ended June 30,
	2017	2016
Interest	$584,472	$3,538
Income taxes	$—	$—

Non-cash investing and financing activities included the following:

	Three Months Ended June 30,
	2017	2016

Reduction in Accounts Payable for Payments
Previously Accrued Capital Expenditures	$4,395	$41,979
Discounts on Debenture and Convertible Note	$—	$601,750
Conversion of Conversion of Convertible Notes in Common Stock	$—	$159,870
Change in Estimate for Asset Retirement Obligations	$9,945	$—
Debt Discounts on Note Payable	$36,712	$—
Issuance of Common Stock for Common Stock Payable	$23,573	$—
Stock Dividends Distributable but not Issued	$359,235	$—
Issuance of Stock Dividends	$59	$—
Conversion of Preferred Stock B to Common Stock	$1,025	$—
Conversion of Preferred Stock C to Common Stock	$1,275	$—
Conversion of Preferred Stock A to Common Stock	$—	$733,900

NOTE 13 – SUBSEQUENT EVENTS

See various subsequent events disclosed in Note 2 “Liquidity and Going Concern Considerations”, Note 6 “Notes Payable and Debenture” and Note 10 “Stockholders’ Deficit.”

In October 2017, the Company agreed to reimburse entities owned in part by Alan Dreeben, a former director of the Company, for legal fees expended by such entities in connection with the defense of Petroflow Energy Corporation v. Sezar Energy, L.P. and Brittany Energy, LLC, Case No. 16-CV-700-TCK;TLW, In the United States District Court – N.D. OK. The Company was the beneficiary through the release of interest in disputed lease interests from Petroflow to the Company, that provides the Company with complete control over those properties to renew expired leases and to have 100% of the drilling rights related to those properties.  Sezar Energy and Brittany Energy have assigned any interests they may have had in conjunction with litigation in exchange for the Company making the agreed settlement payments of $475,000 plus reimbursement of the legal costs paid on behalf of the defendants by Mr. Dreeben. Total legal fees expended by such entities totaled $392,043, and the Company has agreed to reimburse such fees by issuing such entities shares of common stock with an agreed value of $0.20 per share, or an aggregate of 1,960,218 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are generally located in the material set forth below under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. For a more detailed description of the risks and uncertainties involved, the following discussion and analysis should be read in conjunction with management’s discussion and analysis contained in Camber’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 and related discussion of our business and properties contained therein.

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

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

●	the possibility that our future acquisitions may involve unexpected costs;
●	the volatility in commodity prices for oil and gas;
●	the accuracy of internally estimated proved reserves;
●	the presence or recoverability of estimated oil and gas reserves;
●	the ability to replace oil and gas reserves;
●	the availability and costs of drilling rigs and other oilfield services;

●	risks inherent in natural gas and oil drilling and production activities, including risks of fire, explosion, blowouts, pipe failure, casing collapse, unusual or unexpected formation pressures, environmental hazards, and other operating and production risks;
●	delays in receipt of drilling permits;
●	risks relating to the availability of capital to fund drilling operations that can be adversely affected by adverse drilling results, production declines and declines in natural gas and oil prices;
●	risks relating to unexpected adverse developments in the status of properties;
●	risks relating to the absence or delay in receipt of government approvals or other third party consents;
●	risks relating to governmental regulations regarding hydraulic fracturing and the disposition/disposal of produced water;
●	environmental risks;
●	exploration and development risks;
●	competition;
●	the inability to realize expected value from acquisitions;
●	the availability and cost of alternative fuel sources;
●	our ability to maintain the listing of our common stock on the NYSE American;
●	our limited market capitalization;
●	our ability to meet the covenants in our loan agreements and the consequences of not meeting such covenants;
●	the ability of our management team to execute its plans to meet its goals; and
●	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Review of Information and Definitions

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2017.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Camber”, and “Camber Energy, Inc.” refer specifically to Camber Energy, Inc. and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

Overview

Camber Energy, Inc., a Nevada corporation, is an independent oil and natural gas company based in San Antonio, Texas with a field office in Gonzales, Texas. We are engaged in the acquisition, development and sale of crude oil, natural gas and natural gas liquids from various known productive geological formations, including from the Hunton formation in Lincoln, Logan and Payne Counties, in central Oklahoma; the Cline shale and upper Wolfberry shale in Glasscock County, Texas; and recently in connection with our entry into the Horizontal San Andres play on the Central Basin Platform of the Permian Basin in West Texas announced on January 3, 2017. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006 and effective January 4, 2017, the Company changed its name to Camber Energy, Inc.

Our primary value drivers are our reserves which must be developed to unlock their full potential. We believe the market conditions driving us toward the need for a larger entity of greater size and financial mass are even more essential in the current environment. In order to develop the significant reserves at our disposal, we believe that we must become, or become part of, a larger organization with ample cash flow and greater access to capital. Measures such as return on equity, liquidity and stock multiples have led us to conclude that the market, in general, views small-cap and mid-cap exploration and production companies as having greater potential than microcaps. The larger companies tend to have access to more favorable debt financing, receive greater analyst coverage, trade with greater liquidity and consequently, often have higher share prices. We are actively conducting workovers and subject to raising the balance of the funds due in connection with the October 2017 Purchase Agreement, which is subject to certain closing conditions described herein, the Company intends to drill additional wells with the goal of enhancing production and cash flow.

The Company is also executing on an aggressive growth strategy by building on the platform and technical capacity created by our recent asset acquisitions described below. We intend to create a growth company capable of delivering on the long-expected conversion of reserves to production, continued long-term acreage development, and sustainable shareholder value.

Our website address is http://www.camber.energy. Our fiscal year ends on the last day of March of each year. The information on, or that may be accessed through, our website is not incorporated by reference into this report and should not be considered a part of this report. We refer to the twelve-month periods ended March 31, 2018 and March 31, 2017 as our 2018 Fiscal Year and 2017 Fiscal Year, respectively.

As of June 30, 2017, the Company had leasehold interests (working interests) covering approximately 24,389 net acres underlying a total of 82,485 gross acres in its three core regions, Central Oklahoma, South Texas and West Texas. In Central Oklahoma the Company had 13,567 / 55,247 (net / gross) acres, most of which was acquired pursuant to the Acquisition (defined under Liquidity and Going Concern Consideration). Approximately 97% of the Central Oklahoma acreage is held by production (“HBP”). In South Texas, the Company held 7,333 / 7,416 (net / gross) acres, all fully developed, covering all depths from the surface to the base of the Austin Chalk formation. In deeper formations, the Company has approximately 1,361 net acres, fully developed, in the Eagle Ford oil window. In West Texas, the Company had 3,488 / 19,822 (net / gross) acres. Approximately 6% of this acreage is productive from the Cline and Wolfberry formations acquired pursuant to the Segundo transaction. The remaining West Texas acreage is newly acquired leasehold located on the Central Basin Platform of the Permian Basin, which was recently announced by the Company as part of its entry in the emerging Horizontal San Andres play.

On August 2, 2017, and effective June 13, 2017, the Company entered into an agreement with Vantage Fund, LLC (“Vantage” and the “Vantage Agreement”), pursuant to which Vantage agreed to provide up to $6 million of funding to the Company, in the sole discretion of Vantage, with $400,000 provided in the initial tranche (the “Initial Tranche”). The consideration for the Initial Tranche of funding was the assignment to Vantage of all of the Company’s rights and ownership in its wholly-owned subsidiary Camber Permian II, LLC (“Camber Permian”) which included leaseholds and potential participation rights. The Vantage Agreement contained customary indemnification requirements.

On September 11, 2017, the cure period on the Rogers Loan expired, and as of such date, all principal, interest and unpaid costs thereunder were immediately due and payable (which totaled $6.9 million as of June 30, 2017 and approximately $7.1 million as of the date of acceleration). As stated previously, the loan was non-recourse to the public Company itself, but was recourse to CATI. In September 2017, Rogers foreclosed on the assets of CATI which secured the note and on October 3, 2017, the trustee of those assets, for the benefit of Rogers, sold certain of the assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness. The remaining unpaid indebtedness owed by CATI is approximately $3.4 million. CATI is exploring strategic alternatives related to the remaining owned properties and indebtedness.

As of June 30, 2017, Camber was producing an average of approximately 471 net barrels of oil equivalent per day (Boepd) from over 100 active well bores. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. Our production sales totaled 91,591 barrels of oil equivalent, net to our interest, for the three-month period ended June 30, 2017.

At June 30, 2017, Camber’s total estimated proved reserves were 5.6 million barrels of oil equivalent (“Boe”), of which 1.6 million barrels (“Bbls”) were crude oil reserves, and 9.8 billion cubic feet (“Bcf”) were natural gas reserves. Approximately 3% of the barrel of oil equivalent (“Boe”) was proved producing. With the closing of our asset acquisition in August 2016, the Company acquired additional estimated proved reserves of 6.3 million Boe, of which 0.2 million Bbls were crude oil reserves, 14.8 billion Bcf were natural gas reserves and 3.7 million Bbls were natural gas liquids. Approximately 72% of Boe was proved producing.

As of June 30, 2017, Camber employed four full-time employees which have subsequently been terminated.

On May 1, 2017, the Company entered into a service agreement (the “Service Agreement”), with Enerjex Resources (“Enerjex”) to outsource the management of its back-office functions for a fixed monthly fee. Under the terms of the Service Agreement, Enerjex will be responsible for performing all back-office services for the Company, including all data entry and bookkeeping, financial reporting, management reporting, reserve reporting, SEC compliance, audits, filings, and any other services required to maintain the Company’s good standing with all local, state, and federal laws. Enerjex will not be responsible for any field operations, including drilling, operating or maintaining any wells or leases, of the Company under the terms of the Service Agreement. Enerjex will receive a fee of $150,000 per month for services rendered, plus any pre-approved out of pocket travel expenses. The monthly fee may be reduced to the extent the Company retains employees to perform certain of the functions contemplated to be performed by Enerjex.

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

We have steered the Company to a strategic path leveraging on our expanding technical and operational “dewatering” expertise. Since closing the acquisition of the Segundo Hunton dewatering assets in August 2016, the Company has sought an opportunity to expand its dewatering expertise to another productive formation. As a simplified explanation, dewatering occurs in formations with high water saturations, greater than 50%. The oil and gas resides in pore spaces of conventional subsurface rock formations and is held in place by the pressurized water. By producing the water (dewatering), the pressure holding the hydrocarbon in place is lowered, the hydrocarbon expands, and transitions from a residual state to a mobile state, allowing for commercial production. This concept is now being used throughout the Mid-Continent to produce large quantities of oil and gas, and has recently been applied with increasing success to the San Andres formation in West Texas.

The San Andres formation, the target of our most recent purchase, is found at relatively shallow depths (4,500’) and has similar attributes to the Company’s dewatering Hunton play in Oklahoma. Camber believes that it has certain advantages in initiating a development program in the San Andres. Both the Hunton and San Andres are carbonates with relatively high water saturations where the production profile appears to be optimized by a dewatering and depressurizing process. Camber plans to use the twenty-plus year technical evolution and knowledge of the Hunton to the San Andres formation of the Permian Basin to produce oil and gas through the dewatering process and expects to grow its initial 3,600-acre position moving forward, funding permitting.

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

Our growth plan includes the development and enhancement of existing production, in addition to the drilling of new wells on our acreage. It also includes material acquisitions of leasehold or production in new areas, funding permitting. Our San Andres initiative is a prime example of us moving into a new area where the required expertise fits our technical capabilities. Our third initiative for growth is the acquisition of production and acreage near our existing operations. By pursuing adjacent or nearby properties, we plan to expand our acreage footprint and capitalize on cost efficiencies. Camber will work diligently to grow its operations by considering strategic acquisitions that are near the region or location of our current assets, offer attractive production and cash flow returns, and/or conform to the Company’s technical proficiencies.

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

While actively pursuing specific exploration and development activities in the Mid-Continent area, we may not be able to close future acquisitions for a variety of reasons, new drilling opportunities may not be identified and any new drilling opportunities identified may not be successful if drilled. We have recently made significant strides in improving production from our existing fields where our barrel of oil equivalent per day rates have risen from 850 barrels of oil equivalent per day (Boe/d) in September 2016, our first month of operating the Oklahoma property, to a December 2016 rate of 1,054 Boe/d. Continued improvement in these rates should result in increased revenue and cash flow. Production rates should increase as well from new production which is expected to ramp up in late 2017.

Financing

A summary of our financing transactions, recent funding agreement with Vantage, the Rogers Loan and recent foreclosure of amounts due thereunder and other recent funding transactions can be found under “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 2 – Liquidity and Going Concern Considerations”, “Vantage Agreement and Note”, “Stock and Securities Purchase Agreements with Institutional Investor”, “Asset Purchase Agreement”, “Rogers Loan and Promissory Note”, “Loan Agreement with International Bank of Commerce (“IBC”)”, “Dreeben Loan” and “Loan from Non-Related Individual”, and “Part I. Financial Information” – “Item 1. Financial Statements” - “Note 6 – Note Payables and Debenture”, above.

In addition to the transactions noted above, Camber is currently discussing potential financing transactions, which we plan to raise through the sale of debt or equity in order to fulfill our current obligations and capital requirements, which we believe, if finalized and completed, will ensure the future viability of the Company. Additionally, due to our current capital structure and the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to obtain the necessary financing to drill additional wells and develop our proved undeveloped reserves (“PUDs”); coupled with the low commodity prices over the last twelve months, we believe that our revenues will continue to decline over time. Therefore, we may be forced to scale back our business plan, sell assets to satisfy outstanding debts or take other remedial steps which may include seeking bankruptcy protection.

Our limited cash position and significant liabilities raise substantial doubt about our ability to continue as a going concern for the next twelve months following the issuance of these financial statements. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three-month periods ended June 30, 2017 and 2016 should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. As used below, the abbreviations “Bbls” stands for barrels, “NGL” stands for natural gas liquids, “Mcf” for thousand cubic feet and “Boe” for barrels of oil equivalent. Natural gas equivalents are determined using a ratio of 6 Mcf of natural gas to 1 Bbl of crude oil or NGLs (“Natural Gas Liquids”) based on 42 gallons to 1 Bbl of crude oil. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

We reported a net loss for the three months ended June 30, 2017 of $3.0 million, or $(0.10) per share of common stock. For the same period a year ago, we reported a net loss of $1.4 million or $(0.80) per share of common stock. As discussed in more detail below, our net loss increased by $2.1 million, primarily due to an increase in operating expenses and other expenses of $2.7 million, offset by an increase in sales revenue of $1.7 million and an impairment of $0.7 million on unproved properties in the current quarter.

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	9,898	3,617	6,281	174%
Natural Gas (Mcf)	240,570	—	240,570	100%
NGL (Gallons)	42,702	—	42,702	100%
Total (Boe) (1)	51,010	3,617	47,393	13,100%

Crude Oil (Bbls per day)	109	40	69	175%
Natural Gas (Mcf per day)	2,644	—	2,644	100%
NGL (Gallons per day)	469	—	469	100%
Total (Boe per day) (1)	561	40	521	13,025%

Average Sale Price:
Crude Oil ($/Bbl)	$46.28	$42.37	$3.56	8%
Natural Gas ($/Mcf)	$2.59	—	$2.59	100%
NGL ($/Bbl)	$19.24	—	$19.23	100%

Net Operating Revenues:
Crude Oil	$458,039	$153,244	$304,795	199%
Natural Gas	623,016	—	623,016	100%
NGL	821,750	—	821,750	100%
Total Revenues	$1,902,805	$153,244	$1,749,651	1,142%

(1) Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Direct lease operating expense	$553,587	$146,254	$407,333	279%
Marketing/gathering expense	399,735	—	399,735	100%
Workovers expense	90,792	99,761	(8,969)	(9)%
Other	58,781	30,182	28,599	95%
Lease Operating Expenses	$1,102,895	$276,197	$826,698	299%

Severance and Property Taxes	84,864	23,862	61,002	256%
Depreciation, Depletion, Amortization and Accretion	572,041	136,903	435,138	318%
Impairment of Oil and Gas Properties	775,374	—	775,374	100%
Gain on Sale of Oil and Gas Properties	(1,195)	—	1,195	100%

General and Administrative (“G&A”)	1,444,121	629,071	815,050	130%
Share-Based Compensation	4,817	28,699	(23,882)	(83%)
Total G&A Expense	$1,448,938	$657,770	$791,168	120%

Interest Expense	931,563	338,491	593,072	175%
Other Expense (Income), Net	37,303	90,373	(53,070)	(59%)

Direct Lease Operating Expenses

There was an increase in direct lease operating expense of approximately $0.4 million when comparing the current quarter to the prior year quarter. The increase is primarily due to the Acquisition, and the increased expenses associated therewith.

Marketing/Gathering Expense

We incurred Marketing/Gathering Expense of $399,575 in the current quarter associated with the sales of natural gas and natural gas liquids. In the prior quarter there were no marketing/gathering expenses.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A increased for the current quarter as compared to the prior year’s quarter by approximately $0.4 million primarily related to the increase in total depreciable assets caused by the Acquisition.

Impairment of Oil and Gas Properties

The Company recorded an impairment of $0.8 million related to proved and unproved properties in the current quarter. No impairments were recorded in the prior year’s quarter.

General and Administrative (G&A) Expenses and Share-Based Compensation

G&A expenses increased by approximately $815,000 for the current quarter as compared to the prior year’s quarter. The Company incurred additional G&A expenses in the current period, compared to the prior period, primarily related to professional fees from our financing transactions and office contractors as a result of the Acquisition. There was a minimal change to share-based compensation.

Interest Expense

Interest expense for the three months ended June 30, 2017 increased by approximately $0.6 million when compared to the three-month period ended June 30, 2016, primarily due to interest payments on the IBC Loan (which was incurred during the current period) and the amortization of various loan discounts for outstanding and recently retired payables.

Other Expense (Income), Net

Other Expense (Income), net, for the three months ended June 30, 2017 decreased by approximately $50,000 when compared to the three-month period ending June 30, 2016, primarily due to a decrease in the amount of adjustment to the derivative warrant liability. – See also “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 7 – Derivatives”, above.

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

Our primary sources of cash for the three months ended June 30, 2017 were from funds generated from the sale of preferred stock, the sale of natural gas and crude oil production and funds borrowed under funding agreements. These cash flows were primarily used to fund our capital expenditures and operations and to repay indebtedness. See below for an additional discussion and analysis of cash flow.

Working Capital

On June 30, 2017, the Company’s total current liabilities of $48.6 million exceeded its total current assets of $2.4 million, resulting in a working capital deficit of $46.2 million, while at March 31, 2017, the Company’s total current liabilities of $48.2 million exceeded its total current assets of $3.9 million, resulting in a working capital deficit of $44.3 million. The $1.9 million increase in the working capital deficit is primarily related to the reduction of cash expended for interest expense for the IBC Loan.

A summary of our financing transactions, recent funding agreement with Vantage, the Rogers Loan and recent foreclosure of amounts due thereunder and other recent funding transactions can be found under “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 2 – Liquidity and Going Concern Considerations”, “Vantage Agreement and Note”, “Stock and Securities Purchase Agreements with Institutional Investor”, “Asset Purchase Agreement”, “Rogers Loan and Promissory Note”, “Loan Agreement with International Bank of Commerce (“IBC”)”, “Dreeben Loan” and “Loan from Non-Related Individual”, and “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 6 – Note Payables and Debenture”, above.

Cash Flows

	Three Months Ended June 30,
	2017	2016
Cash flows used in operating activities	$(414,796)		$(751,142)
Cash flows used in investing activities	(247,154)		(49,260)
Cash flows (used in) provided by financing activities	(17,266)		662,750
Net decrease in cash	$(679,216)	$	$(137,652)

Net cash used in operating activities was $0.4 million for the three months ended June 30, 2017 as compared to $0.8 million for the same period a year ago. The decrease in net cash used in operating activities of $0.4 million was primarily related to an increase in lease operating expenses and general and administrative expenses.

Net cash used in investing activities was $247,154 for the three months ended June 30, 2017 as compared to net cash used in investing activities of $49,260 for the same period a year ago which increase was due to an increase in cash paid for oil and gas properties.

We used net cash in financing activities $0.02 million for the three months ended June 30, 2017 as compared to having net cash provided by financing activities of $0.7 million for the same period a year ago, which change was primarily due to a principal payment of $0.7 million on our IBC loan for the three months ended June 30, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We currently do not engage in commodity price hedging activities.

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

Interest Rate Risk

As of June 30, 2017, the Company had $37.6 million of debt outstanding with IBC subject to a floating interest rate of 2% per annum above the New York Prime Rate. As the New York Prime Rate fluctuates from time to time, the loan agreement stipulates that in no event shall the rate of interest to be paid on the unpaid principal of the debt be less than 5.5% per annum. Since inception of the loan in August 2016, the 5.5% interest rate has not fluctuated.

We may seek to reduce our exposure to interest volatility through financial instruments such as interest rate swap agreements to manage the interest rate on our variable rate debt. Under these arrangements, we would agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures. The Company’s management, including the interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

Mr. Paul Pinkston, tendered his resignation as the Company’s Chief Accounting Officer and principal financial officer and principal accounting officer on May 23, 2017, to be effective as of June 8, 2017.

Robert Schleizer, was appointed as the Interim Chief Financial Officer and principal accounting officer of the Company on June 2, 2017. On October 13, 2017, the Company’s Board of Directors removed the interim designation for Robert Schleizer as the Company’s Chief Financial Officer.

Other than the above, there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

On May 9, 2017, we filed a Petition and Request for Temporary Restraining Order, Preliminary Injunction and Permanent Injunction (the “Petition”), against Discover (otherwise defined as the Investor herein) and Fifth Third Securities, Inc., in the United States District Court for the Southern District of Texas Houston Division (Civil Action 4:17-cv-1436). The Petition alleged causes of actions against Discover in connection with the Debenture, First Warrant and Series C Preferred Stock (the “Convertible Securities”) and alleged causes of action against Discover and Fifth Third in connection with conversions and sales of our common stock under the Convertible Securities. The Petition also sought declaratory relief in connection with certain terms and provisions of the Convertible Securities, sought exemplary damages and injunctive relief as well as a temporary restraining order to prevent Discover from further converting/exercising the Convertible Securities until the parties could reach a further understanding regarding the terms thereof. On May 11, 2017, the court rejected our motion for hearing in connection with a temporary restraining order. On May 16, 2017, Discover filed certain counterclaims against us and a request for a temporary restraining order and preliminary injunction. Discover also filed a motion to dismiss our Petition on the same date. After discussion among the parties, the lawsuit was subsequently dismissed by the parties on May 22, 2017.

On September 11, 2017, the cure period on the Rogers Loan expired, and as of such date, all principal, interest and unpaid costs thereunder were immediately due and payable (which totaled $6.9 million as of March 31, 2017 and approximately $7.1 million as of the date of acceleration). As stated previously, the loan was non-recourse to the public Company itself, but was recourse to CATI. In September 2017, Rogers foreclosed on the assets of CATI which secured the note and on October 3, 2017, the trustee of those assets, for the benefit of Rogers, sold certain of the assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness. The remaining unpaid indebtedness owed by CATI is approximately $3.4 million. CATI is exploring strategic alternatives related to the remaining owned properties and indebtedness.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017, filed with the Commission on July 14, 2017, except as provided and discussed below, and investors should review the risks provided below and in the Form 10-K prior to making an investment in the Company.

While the shares of Series C Preferred Stock sold and agreed to be sold in October 2017 are outstanding, we are subject to certain restrictions on our ability to sell securities.

Pursuant to the October 2017 Purchase Agreement, as long as the Investor holds any shares of Series C Preferred Stock, we agreed that we would not issue or enter into or amend an agreement pursuant to which we may issue any shares of common stock, other than (a) for restricted securities with no registration rights, (b) in connection with a strategic acquisition, (c) in an underwritten public offering, or (d) at a fixed price; or issue or amend any debt or equity securities convertible into, exchangeable or exercisable for, or including the right to receive, shares of common stock (i) at a conversion price, exercise price or exchange rate or other price that is based upon or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of the security or (ii) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock. These restrictions may make it harder or more expensive for us to raise funding in the future.

The receipt of the remaining $14 million due pursuant to the terms of our October 2017 Purchase Agreement with the Investor are subject to certain closing conditions which we may not be able to meet.

Under the terms of the October 2017 Purchase Agreement, (1) the Investor purchased 212 shares of Series C Preferred Stock on the closing date of the agreement, October 4, 2017, for $2 million, and agreed, subject to certain closing conditions set forth in the agreement, to purchase (2) 106 shares of Series C Preferred Stock for $1,000,000, 10 days after the Initial Closing; (3) 105 shares of Series C Preferred Stock for $1,000,000, 10 days after the second closing; (4) 105 shares of Series C Preferred Stock for $1,000,000, 10 days after the third closing; (5) 105 shares of Series C Preferred Stock for $1,000,000, 10 days after the fourth closing; (6) 525 shares of Series C Preferred Stock for $5,000,000, 30 days after the fifth closing; and (7) 525 shares of Series C Preferred Stock for $5,000,000, 30 days after the sixth Closing. Conditions to closing the sale of the additional shares of Series C Preferred Stock described above include, that except with regard to the first four closings described above, the Company’s common stock is required to be listed for and currently trading on the NYSE American market or a higher trading market; the Company is required to be in compliance with all requirements to maintain such listing and there cannot be any notice of any suspension or delisting with respect to the trading of the shares of common stock on such trading market; except with regard to the first four closings only, the Company is required to have duly authorized shares of common stock reserved for issuance to Investor in an amount equal to three times the number of shares sufficient to immediately issue all shares of common stock potentially issuable upon conversion of the Series C Preferred Stock sold to Investor under the October 2017 Purchase Agreement (collectively, the “Conversion Shares”) and any other agreements with Investor; except with regard to the initial closing only, the Company is required to obtain approval and listing of all Conversion Shares on the NYSE American; for the second through fifth closings only, (i) an aggregate dollar trading volume of at least $10 million must have traded on the NYSE American during regular trading hours, from the trading day after the immediately prior closing until the trading day immediately before the relevant closing, but expressly excluding all volume traded on any days that the Investor is prevented or delayed from reselling shares of common stock (“Excluded Days”); and (ii) the Company’s common stock is required to have a volume weighted average price on the NYSE American for the prior trading day of at least $0.15 per share of common stock; and with respect to the final two closings, an aggregate dollar trading volume of at least $50 million must have traded on NYSE American during regular trading hours, from the trading day after the immediately prior closing until the trading day immediately before the relevant closing, but expressly excluding all volume traded on any Excluded Days, and if any such conditions are not met on the date initially set for such closing, each closing will occur as soon thereafter as they are met, if ever. The closing of the additional sales of Series C Preferred Stock as described above are subject to closing conditions which may not be met timely, if at all, and as such, we may not ever sell any additional shares of Series C Preferred Stock under the October 2017 Purchase Agreement after the Initial Closing.

We were unable to timely file this Quarterly Report on Form 10-Q and may be unable to be able to timely file our Quarterly Report on Form 10-Q for the three and six months ended September 30, 2017.

Due to lack of available cash on hand among other issues, we were unable to timely file this Quarterly Report on Form 10-Q. On August 22, 2017, we were notified by the NYSE American that the Company was not in compliance with certain of the NYSE American’s continued listing standards as set forth in Section 1007 of the NYSE American Company Guide for failing to timely file its Form 10-Q for the period ended June 30, 2017. Under the rules in the Company Guide, the Company has six months from the filing delinquency date to file this report, as well as subsequent reports to regain compliance. While this report was filed within the required six-month time period, we believe that our Quarterly Report for the period ended September 30, 2017 will likely be filed within such time period as well. The NYSE American may delist our common stock from the NYSE American due to our failure to timely file required SEC reports and in the event we fail to timely file our periodic reports, investors may have little to no information regarding our operations in order to base their investment decisions.

The number of shares of common stock issuable in consideration for premiums, interest and dividends through maturity on the First Warrant, Debenture and Series C Preferred Stock, continue to be adjustable after the exercise or conversion of such securities.

Pursuant to the terms of the First Warrant, Debenture and Series C Preferred Stock, the conversion rate of such securities in connection with the premiums, interest and dividends due on such securities through maturity (each 7 years, regardless of when converted or exercised), continues to be adjustable after the issuance of such securities. Specifically, such securities remain adjustable, based on a discount to the lowest daily volume weighted average price during a measuring period for a period of up to 60 days after the applicable number of shares stated in the initial exercise/conversion notice have actually been received into the Investor’s designated brokerage account in electronic form and fully cleared for trading (subject to certain extensions described in the applicable securities, which the Investor alleges have occurred to date, one of the effects of which is that the measuring period for the First Warrant continues indefinitely). Because the Investor is limited to holding not more than 4.99% of the Company’s common stock upon exercise/conversion of any security, the Investor will not receive all of the shares due upon any exercise/conversion, until it has sold shares and been issued additional shares and as such, the beginning date for the applicable 30 or 60 day period after issuance/conversion is impossible to determine and may be a significant additional number of days after the initial exercise/conversion by the Investor.

In the event of a decrease in the Company’s stock price during the applicable measuring periods, the conversion rate of the premiums, interest and dividends due on such applicable securities will adjust downward and the Investor will be due additional shares of common stock, which issuances may cause further significant dilution to existing shareholders and the sale of such shares may cause the value of the Company’s common stock to decline in value. Furthermore, it is likely that the sale by the Investor of the shares of common stock which the Investor receives in connection with any exercise/conversion, including, but not limited to the shares of common stock which the Investor received in connection with the exercise of the First Warrant and conversion of the Series C Preferred Stock, during the applicable measuring period, will cause the value of the Company’s common stock to decline in value and the conversion rate to decrease and will result in the Investor being due additional shares of common stock during the measuring period, which will trigger additional decreases in the value of the Company’s common stock upon further public sales by the Investor. If this were to occur, the Investor would be entitled to receive an increasing number of shares, upon exercise/conversion of the remaining securities, which could then be sold, triggering further price declines and exercises/conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

The issuance of common stock upon conversion of the Debenture and Series C Preferred Stock and in connection with premiums on the First Warrant will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the Debenture and Series C Preferred Stock and as premiums on the First Warrant will result in immediate and substantial dilution to the interests of other stockholders. Although the Investor may not receive shares of common stock exceeding 4.99% of our outstanding shares of common stock immediately after affecting such exercise/conversion, this restriction does not prevent the Investor from receiving shares up to the 4.99% limit, selling those shares, and then receiving the rest of the shares it is due, in one of more tranches, while still staying below the 4.99% limit. If the Investor chooses to do this, it will cause substantial dilution to the then holders of our common stock.

We are currently not in compliance with NYSE American continued listing standards and if we are unable to maintain compliance with NYSE American continued listing standards, our common stock may be delisted from the NYSE American equities market, which would likely cause the liquidity and market price of our common stock to decline.

Our common stock is currently listed on the NYSE American. The NYSE American will consider suspending dealings in, or delisting, securities of an issuer that does not meet its continued listing standards. If we cannot meet the NYSE American continued listing requirements, the NYSE American may delist our common stock, which could have an adverse impact on us and the liquidity and market price of our stock.

We may be unable to comply with NYSE American continued listing standards. Our business has been and may continue to be affected by worldwide macroeconomic factors, which include uncertainties in the credit and capital markets. External factors that affect our stock price, such as liquidity requirements of our investors, as well as our performance, could impact our market capitalization, revenue and operating results, which, in turn, could affect our ability to comply with the NYSE American’s listing standards. The NYSE American has the ability to suspend trading in our common stock or remove our common stock from listing on the NYSE American if in the opinion of the exchange: (a) the financial condition and/or operating results of the Company appear to be unsatisfactory; or (b) it appears that the extent of public distribution or the aggregate market value of our common stock has become so reduced as to make further dealings on the exchange inadvisable; or (c) we have sold or otherwise disposed of our principal operating assets, or have ceased to be an operating company; or (d) we have failed to comply with our listing agreements with the exchange (which include that we receive additional listing approval from the exchange prior to us issuing any shares of common stock, something we have inadvertently failed to comply with in the past); or (e) any other event shall occur or any condition shall exist which makes further dealings on the exchange unwarranted.

On July 21, 2016, we were notified by the NYSE American (the “Exchange”) that we were not in compliance with certain of the Exchange’s continued listing standards as set forth in Part 10 of the NYSE American Company Guide (the “Company Guide”). Specifically, we were not in compliance with Sections 1003(a)(ii) and (iii) of the Company Guide in that we reported stockholders’ equity of $2.4 million as of March 31, 2016 and net losses in our five most recent fiscal years then ended, meaning that we did not have stockholders’ equity over (a) $4 million (required if an Exchange-listed company has had losses from continuing operations and/or net losses in three of its last four fiscal years, as we did) or (b) over $6 million (required if an Exchange listed company has had losses from continuing operations and/or net losses in its five most recent fiscal years, as we did). In order to maintain our listing on the Exchange, the Exchange requested that we submit a plan of compliance (the “Plan”) by August 21, 2016, addressing how we intended to regain compliance with Sections 1003(a)(ii) and (iii) of the Company Guide by January 21, 2018, which plan was accepted by the Exchange. As such, at or before January 21, 2018, we must either be in compliance or must have made progress that is consistent with the accepted Plan during that period. Failure to meet the requirements to regain compliance could result in the initiation of delisting proceedings.

On August 3, 2017, we received notice from the NYSE American that the Company is not in compliance with Sections 1003(a)(i) through (iii) of the NYSE American Company Guide in that we reported a stockholders’ deficit of $10.6 million as of March 31, 2017 and net losses in our five most recent fiscal years then ended, meaning that we (i) had stockholders' equity of less than $2,000,000 and sustained losses from continuing operations and/or net losses in two of our three most recent fiscal years; (ii) had stockholders' equity of less than $4,000,000 and sustained losses from continuing operations and/or net losses in three of our four most recent fiscal years; and (iii) had stockholders' equity of less than $6,000,000 and sustained losses from continuing operations and/or net losses in our five most recent fiscal years. In order to maintain our listing on the Exchange, the Exchange had requested that the Company submit a plan of compliance by September 5, 2017 addressing how the Company intends to regain compliance with Sections 1003(a)(i), (ii) and (iii) of the Company Guide by August 3, 2018. The Exchange extended the date to submit a plan to September 20, 2017 and the plan was submitted timely by the extended deadline.

On October 5, 2017, we received an additional notification from the Exchange that our securities have been selling for a low price per share for a substantial period of time and most recently the average price of the Company’s common stock had been below $0.20 on a 30-day average price as of October 5, 2017. Pursuant to Section 1003(f)(v) of the NYSE American Company Guide, the NYSE American staff determined that the Company’s continued listing is predicated on it effecting a reverse stock split of its common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the staff determined to be until April 5, 2018. The Company intends to regain compliance with the Listing Standards by undertaking measures that are for the best interests of the Company and its shareholders.

If we are unable to retain compliance with the NYSE American criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing. In addition, delisting from the NYSE American might negatively impact our reputation and, as a consequence, our business. Additionally, if we were delisted from the NYSE American and we are not able to list our common stock on another national exchange we will no longer be eligible to use Form S-3 registration statements and will instead be required to file a Form S-1 registration statement for any primary or secondary offerings of our common stock, which would delay our ability to raise funds in the future, may limit the type of offerings of common stock we could undertake, and would increase the expenses of any offering, as, among other things, registration statements on Form S-1 are subject to SEC review and comments whereas take downs pursuant to a previously filed Form S-3 are not.

If we are delisted from the NYSE American, your ability to sell your shares of our common stock would also be limited by the penny stock restrictions, which could further limit the marketability of your shares.

If our common stock is delisted from the NYSE American, it would come within the definition of “penny stock” as defined in the Exchange Act and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

We are currently in default under our $40 million loan agreement with IBC.

On September 8, 2017, we received a Notice of Default and Opportunity to Cure (the “Notice”) from IBC, stating that the Company was in default under its loan with IBC due to failing to make a required $425,000 loan payment on August 25, 2017 (the “Payment Default”). The Notice was also sent to the guarantors under the loan agreement. The loan had a balance of $38.3 million as of March 31, 2017. The Notice also cited the Company for several covenant defaults including exceeding a cap on monthly general and administrative expenses; falling below $30 million of net worth; failing to comply with certain post-closing covenants regarding the assignment of certain oil and gas interests, the execution of certain supplemental mortgages and the completion of certain curative title requirements; failing to pay costs and expenses required pursuant to the terms of the loan agreement; failing to meet the requirements of a cash flow test as described in greater detail in the loan agreement; and exceeding the loan to value determination provided for in the loan agreement. In order to cure the Payment Default described in the Notice, we are required to pay $425,000, as well as any attorney’s fees and/or late fees as determined by IBC, on or before September 18, 2017. The Company had a 30-day cure period under its loan agreement with respect to the covenant defaults. The Company was unable to cure the defaults and the entire amount of the IBC loan may be accelerated and IBC may take action to enforce its remedies under the loan agreement. The IBC loan is secured by substantially all of the Company’s assets and if IBC were to foreclose on our assets it would have a material adverse effect on our operations and may force us to seek bankruptcy protection. The Company is evaluating its strategic alternatives concerning the defaults and is in continuing discussions with IBC regarding the defaults.

* * * * * * *

The Risk Factors described in our Annual Report on Form 10-K for the year ended March 31, 2017 relating to the Rogers Loan and security interests thereon are no longer applicable as a result of the foreclosure of our CATI assets described above under “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 2 – Liquidity and Going Concern Considerations”, “Rogers Loan and Promissory Note”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 4, 2017, the Company paid the required quarterly dividend on the Series B Preferred Stock by way of the issuance of 59,146 shares of our common stock to the preferred shareholders at a fair market value of $34,896, based on the closing price of the Company’s common stock ($0.59 per share) on March 31, 2017. As the issuance of the common stock in satisfaction of the dividends did not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, was required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipients were “accredited investors”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws. The beneficial owners of the Series B Preferred Stock are Richard N. Azar, II, our Interim Chief Executive Officer and director, and Alan Dreeben, our former director.

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

We granted Vantage the Vantage Warrants on August 2, 2017, and effective June 13, 2017. If exercised in full, Vantage would be due 1,600,000 shares of common stock. We claim an exemption from registration for the grant of the Vantage Warrants pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, since the foregoing grant did not involve a public offering and the recipient was an “accredited investor”, the recipient acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing and we paid no, and will not pay any, underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities will contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities will not be registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

As of June 30, 2017, the 408,508 outstanding shares of Series B Preferred Stock had accrued $153,191 in quarterly dividends. The Company plans to pay that dividend by way of the issuance of 593,762 shares of our common stock to the preferred shareholders at a fair market value of $0.258, based on the closing price of the Company’s common stock on June 30, 2017, which shares have not been issued to date and are not included in the number of issued and outstanding shares disclosed throughout this report. As the issuance of the common stock in satisfaction of the dividends will not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, will be required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we plan to claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction will not involve a public offering, the recipients are “accredited investors”, and will acquire the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities will be subject to transfer restrictions, and the certificates evidencing the securities will contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities will not be registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws. The beneficial owners of the Series B Preferred Stock are Richard N. Azar, II, our Interim Chief Executive Officer and director, and Alan Dreeben, our former director.

On August 23, 2017, the Investor converted $35,000 of the principal amount of the Debenture into an aggregate of 1,754,711 shares of common stock, which included 10,770 shares for conversion of principal (at $3.25 per share) and 1,743,941 shares for premiums. The issuance of the securities described above has been determined to be exempt from registration under the Securities Act in reliance on Sections 3(a)(9) and 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering. The holder has represented that it is an accredited investor, as that term is defined in Regulation D, it is not a U.S. Person, and that it is acquiring the securities for its own account.

As of September 30, 2017, the 408,508 outstanding shares of Series B Preferred Stock had accrued $153,191 in quarterly dividends. The Company plans to pay that dividend by way of the issuance of 901,124 shares of our common stock to the preferred shareholders at a fair market value of $0.17, based on the closing price of the Company’s common stock on September 29, 2017, the closing price of the Company’s common stock on the last trading day prior to September 30, 2017, which shares have not been issued to date and are not included in the number of issued and outstanding shares disclosed throughout this report. As the issuance of the common stock in satisfaction of the dividends will not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, will be required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we plan to claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the transaction will not involve a public offering, the recipients are “accredited investors”, and will acquire the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities will be subject to transfer restrictions, and the certificates evidencing the securities will contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities will not be registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws. The beneficial owners of the Series B Preferred Stock are Richard N. Azar, II, our Interim Chief Executive Officer and director, and Alan Dreeben, our former director.

As of October 17, 2017, a total of 13,495,154 shares of common stock had been issued to the Investor in connection with the exercise of the First Warrant of the approximately 96,952,599 shares which are due (83,457,445 shares remain to be issued to the Investor, which shares are currently held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock)) as of October 17, 2017 (subject to increases as the value of our common stock decreases). The 13,495,154 shares of common stock issued in connection with the exercise of the First Warrant include (a) 810,000 shares of common stock issued in connection with a conversion notice dated on or around October 11, 2016; (b) 870,000 shares of common stock issued in connection with a conversion notice dated on or around October 20, 2016; (c) 920,000 shares of common stock issued in connection with a conversion notice dated on or around October 28, 2016; (d) 480,000 shares of common stock issued in connection with a conversion notice dated on or around November 15, 2016; (e) 990,000 shares of common stock issued in connection with a conversion notice dated on or around November 17, 2016; (f) 930,000 shares of common stock issued in connection with a conversion notice dated on or around December 1, 2016; (g) 1,453,154 shares of common stock issued in connection with a conversion notice dated on or around April 26, 2017; (h) 1,572,000 shares of common stock issued in connection with a conversion notice dated on or around May 4, 2017; (i) 1,650,000 shares of common stock issued in connection with a conversion notice dated on or around June 30, 2017; (j) 1,740,000 shares of common stock issued in connection with a conversion notice dated on or around July 18, 2017; (k) 1,000,000 shares of common stock issued in connection with a conversion notice dated on or around July 28, 2017; and (l) 1,080,000 shares of common stock issued in connection with a conversion notice dated on or around August 9, 2017.

On December 22, 2016, the Investor converted 32 shares of Series C Preferred Stock (equal to a face value of $320,000), and was due 98,462 shares of common stock and an additional 2,441,559 shares of common stock in dividend premium shares (after adjustments as provided therein), on January 5, 2017, the Investor converted 21 shares of the Series C Preferred stock (equal to a face value of $210,000), and was due 64,146 shares of common stock and an additional 657,196 shares of common stock in dividend premium shares (which number of premium shares have since increased to 2,798,653 shares pursuant to the terms of the Series C Preferred Stock); on January 23, 2017, the Investor converted 21 shares of the Series C Preferred stock (equal to a face value of $210,000), and was due 64,146 shares of common stock and an additional 780,694 shares of common stock in dividend premium shares (which number of premium shares have since increased to 3,289,132 shares pursuant to the terms of the Series C Preferred Stock); on February 22, 2017, the Investor converted 21 shares of the Series C Preferred stock (equal to a face value of $210,000), and was due 64,146 shares of common stock and an additional 1,138,159 shares of common stock in dividend premium shares (which number of premium shares have since increased to 5,086,757 shares pursuant to the terms of the Series C Preferred Stock); on March 2, 2017, the Investor converted 15 shares of the Series C Preferred stock (equal to a face value of $150,000), and was due 46,154 shares of common stock and an additional 812,971 shares of common stock in dividend premium shares (which number of premium shares have since increased to 3,723,258 shares pursuant to the terms of the Series C Preferred Stock); on March 28, 2017, the Investor converted 13 shares of the Series C Preferred stock (equal to a face value of $130,000), and was due 40,000 shares of common stock and an additional 1,247,235 shares of common stock in dividend premium shares (which number of premium shares have since increased to 6,517,495 shares pursuant to the terms of the Series C Preferred Stock); and on April 11, 2017, the Investor converted 10 shares of the Series C Preferred stock (equal to a face value of $100,000), and was due 30,770 shares of common stock and an additional 1,243,772 shares of common stock in dividend premium shares (which number of premium shares have since increased to 5,013,458 shares pursuant to the terms of the Series C Preferred Stock).

As of October 17, 2017, the Investor was still due approximately 196.3 million shares of common stock upon the conversion of the remaining 394 shares of Series C Preferred stock sold in 2016, subject to further adjustments pursuant to the terms of the Series C Preferred Stock and an additional approximately 13.4 million shares held in abeyance upon the conversion of previously converted shares of Series C Preferred Stock. The Investor is also due approximately 24.6 million shares of common stock upon the conversion of the Debenture.

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

On October 4, 2017, the Company entered into an agreement with a digital marketing advisor pursuant to which the advisor agreed to create original content with the goal of increasing public awareness about the Company and the Company agreed to pay the advisor (a) $20,000 per month beginning in October 2017 and ending on February 28, 2018, (b) $50,000 per month thereafter through October 4, 2018, the end of the term of the agreement, and (c) 3,750,000 shares of restricted common stock, with 2.5 million shares payable within 15 days of the parties’ entry into the agreement and the remainder due on May 1, 2018 (the “Advisory Shares”).

On October 4, 2017, the Company entered into a consulting agreement with a third party consultant which consultant agreed to provide investor relations and public relations services to the Company. As consideration pursuant to the agreement, the Company agreed to issue the consultant 1,000,000 shares of restricted common stock (the “Consulting Shares”), with piggy-back registration rights.

We claim an exemption from registration for the issuance and sale of the Advisory Shares and Consulting Shares pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were “accredited investors” and/or had access to similar information as would be included in a Registration Statement under the Securities Act. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

On October 5, 2017, the Company and the Investor entered into the October 2017 Purchase Agreement, pursuant to which (1) the Investor purchased 212 shares of Series C Preferred Stock on the closing date of the agreement, October 4, 2017 (the “Initial Closing”), for $2 million, and agreed, subject to certain closing conditions set forth in the agreement, agreed to purchase (2) 106 shares of Series C Preferred Stock for $1,000,000, 10 days after the Initial Closing; (3) 105 shares of Series C Preferred Stock for $1,000,000, 10 days after the second closing; (4) 105 shares of Series C Preferred Stock for $1,000,000, 10 days after the third closing; (5) 105 shares of Series C Preferred Stock for $1,000,000, 10 days after the fourth closing; (6) 525 shares of Series C Preferred Stock for $5,000,000, 30 days after the fifth closing; and (7) 525 shares of Series C Preferred Stock for $5,000,000, 30 days after the sixth Closing. The sale and issuance of the securities have been determined to be exempt from registration under the Securities Act in reliance on Sections 3(a)(9) and 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering. The Investor has represented that it is an accredited investor, as that term is defined in Regulation D. The Investor also has represented that it is acquiring the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

As of the date of this report, the Series C Preferred Stock sold at the Initial Closing would convert into approximately 48,585,973 shares of our common stock if fully converted, which number includes 615,385 shares of common stock convertible upon conversion of each share of outstanding Series C Preferred Stock at a conversion price of $3.25 per share (based on the $10,000 face amount of the Series C Preferred Stock) and approximately 47,970,588 shares of common stock for premium shares due thereunder, which number of premium shares may increase from time to time as the trading price of our common stock decreases or upon the occurrence of any trigger event under the Designation of the Series C Preferred Stock, as described in greater detail in the Designation of the Series C Preferred Stock.

Use of Proceeds from Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On August 25, 2017, the Company received a notice that its wholly-owned subsidiary CATI had defaulted on the maturity payment of its loan with Rogers, which matured on July 31, 2017. The letter stated that CATI was indebted to Rogers in an amount of $8.9 million, which includes all principal and interest through August 25, 2017. The letter further asserted additional interest of $3,577 per day as well as other unpaid fees totaling $18,162 plus interest on those fees. The default notice further stated that the default in failing to pay the fees must be cured by September 5, 2017 and the default on the principal and interest payment must be cured by September 11, 2017. The required September 5, 2017 and September 11, 2017 dates subsequently passed without the Company paying the amounts due to Rogers.

In September 2017, Rogers foreclosed on the assets of CATI which secured the note and on October 3, 2017, the trustee of those assets, for the benefit of Rogers, sold all of the assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The funds raised in the foreclosure sales satisfied in full the amount owed under the note and as such, the Company’s obligations through CATI to Rogers under the note and otherwise were extinguished, provided however, that effective as of October 3, 2017, the Company no longer holds any rights to the assets previously held by CATI.

On September 8, 2017, we received a Notice of Default and Opportunity to Cure (the “Notice”) from IBC, stating that the Company was in default under its loan with IBC due to failing to make a required $425,000 loan payment on August 25, 2017 (the “Payment Default”). The Notice was also sent to the guarantors under the loan agreement. The loan had a balance of $38.3 million as of March 31, 2017. The Notice also cited the Company for several covenant defaults including exceeding a cap on monthly general and administrative expenses; falling below $30 million of net worth; failing to comply with certain post-closing covenants regarding the assignment of certain oil and gas interests, the execution of certain supplemental mortgages and the completion of certain curative title requirements; failing to pay costs and expenses required pursuant to the terms of the loan agreement; failing to meet the requirements of a cash flow test as described in greater detail in the loan agreement; and exceeding the loan to value determination provided for in the loan agreement. In order to cure the Payment Default described in the Notice, we are required to pay $425,000, as well as any attorney’s fees and/or late fees as determined by IBC, on or before September 18, 2017. The Company had a 30-day cure period under its loan agreement with respect to the covenant defaults. The Company was unable to cure the defaults and the entire amount of the IBC loan may be accelerated and IBC may take action to enforce its remedies under the loan agreement. The IBC loan is secured by substantially all of the Company’s assets and if IBC were to foreclose on our assets it would have a material adverse effect on our operations and may force us to seek bankruptcy protection. The Company is evaluating its strategic alternatives concerning the defaults and is in continuing discussions with IBC regarding the defaults.

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

CAMBER ENERGY, INC.
(Registrant)

/s/ Richard N. Azar, II
Richard N. Azar, II
Interim Chief Executive Officer
(Principal Executive Officer)
Date: November 6, 2017

/s/ Robert Schleizer
Robert Schleizer
Chief Financial Officer
(Principal Financial/Accounting Officer)
Date: November 6, 2017

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated December 30, 2015+ (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Company with the SEC on December 31, 2015)

2.2	First Amendment to Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated April 20, 2016 and effective April 1, 2016 (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on April 25, 2016, and incorporated herein by reference)(File No. 001-32508)

2.3	Second Amendment to Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated August 25, 2016 (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2017, and incorporated herein by reference)(File No. 001-32508)

2.4	Third Amendment to Asset Purchase Agreement by and among the Company, as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated August 25, 2016 (Filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

3.1	Amended and Restated Certificate of Designation of Lucas Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on August 25, 2016 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

3.2	Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on August 25, 2016 (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

3.3	Amended and Restated Bylaws (effective March 29, 2016) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

3.4	Certificate of Formation of Camber Permian LLC (Filed as Exhibit 3.9 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)

3.5	LLC Agreement for Camber Permian LLC (Filed as Exhibit 3.10 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)

3.6	Certificate of Formation of LEI Operating LLC (Filed as Exhibit 3.11 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)

3.7	Certificate of Amendment to Certificate of Formation of LEI Operating amending the Company’s name to “CEI Operating LLC” (Filed as Exhibit 3.12 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)

3.8	LLC Agreement for CEI Operating LLC (Filed as Exhibit 3.13 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)

4.1	Form of Redeemable Convertible Subordinated Debenture (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

4.2	Form of Common Stock Purchase First Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

10.1	Letter Loan Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.2	Amended Letter Loan Agreement (Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.1 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)

10.3	Promissory Note ($7.5 million)(Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.4	Amended and Restated Promissory Note ($7,308,817.32)(Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.2 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)

10.5	Security Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.6	Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement, and Fixture Filing (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.7	Second Amended Letter Loan Agreement (Louise H. Rogers)(November 13, 2014) (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015)(File No. 001-32508)

10.8	Second Amended and Restated Promissory Note ($7,058,964.65)(Louise H. Rogers)(November 13, 2014) (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015)(File No. 001-32508)

10.9	Letter Agreement between Lucas Energy, Inc. and Louise H. Rogers dated February 23, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2015)(File No. 001-32508)

10.10	Amendment dated August 12, 2015, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)(File No. 001-32508)

10.11	Amendment Dated August 28, 2015 to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both Dated November 13, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015)(File No. 001-32508)

10.12	Amendment Dated December 14, 2015, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.13	Assignment and Bill of Sale dated December 2015, by and between Lucas Energy, Inc. and CATI Operating LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.14	Assignment, Novation, and Assumption Agreement dated December 16, 2015, by and between Lucas Energy, Inc., CATI Operating LLC and Louise H. Rogers (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.15	Form of Debenture Securities Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2016, and incorporated herein by reference)(File No. 001-32508)

10.16	Form of Preferred Stock Purchase Agreement (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2016, and incorporated herein by reference)(File No. 001-32508)

10.17	Form of First Amendment to Stock Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 2, 2016, and incorporated herein by reference)(File No. 001-32508)

10.18	$1 million Promissory Note dated August 15, 2016 and effective August 25, 2016, by CATI Operating, LLC in favor of Louise H. Rogers (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2016, and incorporated herein by reference)(File No. 001-32508)

10.19	Ownership Interest Pledge Agreement dated August 15, 2016 and effective August 25, 2016, by Lucas Energy, Inc. in favor of Louise H. Rogers (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2016, and incorporated herein by reference)(File No. 001-32508)

10.20	Loan Guaranty Agreement dated August 15, 2016 and effective August 25, 2016, by Lucas Energy, Inc. in favor of Louise H. Rogers (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2016, and incorporated herein by reference)(File No. 001-32508)

10.21	Assignment of Overriding Royalty Interest dated August 15, 2016 and effective August 25, 2016, by CATI Operating, LLC in favor of Robertson Global Credit, LLC (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2016, and incorporated herein by reference)(File No. 001-32508)

10.22***	Loan Agreement dated August 25, 2016, between Lucas Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as guarantors, and International Bank of Commerce, as lender (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.23	Real Estate Lien Note dated August 25, 2016, by Lucas Energy, Inc., as borrower in favor of International Bank of Commerce, as lender (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.24	Security Agreements dated August 25, 2016 by Lucas Energy, Inc. in favor of International Bank of Commerce (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.25	Form of Limited Guaranty Agreement in favor of International Bank of Commerce dated August 25, 2016 (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.26	Second Amendment to Stock Purchase Agreement dated September 29, 2016 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2016, and incorporated herein by reference)(File No. 001-32508)

10.27	Amendment Dated October 31, 2016, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.28	Form of Third Amendment to Stock Purchase Agreement dated November 17, 2016 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2016, and incorporated herein by reference)(File No. 001-32508)

10.29	Amendment dated January 31, 2017, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Camber Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2017)(File No. 001-32508)

10.30***	Short Term Promissory Note ($1,050,000) by Camber Energy, Inc. in favor of Alan Dreeben dated January 31, 2017 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on February 6, 2017 and incorporated herein by reference)(File No. 001-32508)

10.31	Amendment Dated March 31, 2017, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Camber Energy, Inc. and Louise H. Rogers (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2017 and incorporated herein by reference)(File No. 001-32508)

10.32	Service Agreement, dated as of April 27, 2017 and effective May 1, 2017, by and between Camber Energy, Inc. and Enerjex Resources (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 1, 2017 and incorporated herein by reference)(File No. 001-32508)

10.33	Severance Agreement and Release between Anthony C. Schnur and the Company dated June 2, 2017 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on June 6, 2017 and incorporated herein by reference)(File No. 001-32508)

10.34	Termination Agreement dated May 23, 2017, between Camber Energy, Inc. and Richard N. Azar, II (Filed as Exhibit 10.52 to the Company’s Annual Report on Form 8-K for the year ended March 31, 2017, filed with the Commission on July 14, 2017 and incorporated herein by reference)(File No. 001-32508)

10.35	Funding Agreement with Vantage Fund, LLC dated June 7, 2017 and effective August 2, 2017 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on August 11, 2017 and incorporated herein by reference)(File No. 001-32508)

10.36	Assignment dated August 2, 2017 to Vantage Fund, LLC (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on August 11, 2017 and incorporated herein by reference)(File No. 001-32508)

10.37	Warrant to Purchase 1,600,000 Shares of Common Stock granted to Vantage Fund, LLC, dated August 2, 2017 (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on August 11, 2017 and incorporated herein by reference)(File No. 001-32508)

10.38	Form of Stock Purchase Agreement relating to the purchase of $16 million in shares of Series C Redeemable Convertible Preferred Stock dated October 5, 2017 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on October 5, 2017 and incorporated herein by reference)(File No. 001-32508)

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer

31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer

32.2**	Section 906 Certification of Periodic Report of Principal Financial Officer

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.LAB	XBRL Label Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.

* Exhibits filed herewith.

** Exhibits furnished herewith.

*** Management contract or compensatory plan.

+ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Commission upon request; provided, however that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, for any schedule or exhibit so furnished.