Form 10-Q
period 2017-09-30
CAMBER ENERGY, INC.
filed 2017-11-20
CIK 1309082

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares

Common Stock, par value $0.001 per share	66,350,904 (as of November 15, 2017)

CAMBER ENERGY, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2017	2017
ASSETS
Current Assets
Cash	$85,983	$705,234
Restricted Cash	167,441	1,684,527
Accounts Receivable	1,052,139	1,218,251
Inventories	202,677	202,677
Other Current Assets	37,407	119,995
Total Current Assets	1,545,647	3,930,684

Property and Equipment
Oil and Gas Properties - Subject to Amortization	74,456,947	73,791,362
Oil and Gas Properties - Not Subject to Amortization	26,371,596	28,947,400
Other Property and Equipment	237,669	441,201
Total Property and Equipment	101,066,212	103,179,963
Accumulated Depletion, Depreciation and Amortization	(68,252,100)	(67,398,804)
Total Property and Equipment, Net	32,814,112	35,781,159
Other Assets	137,953	146,369
Total Assets	$34,497,712	$39,858,212

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$4,328,346	$3,094,131
Common Stock Payable	30,960	59,471
Accrued Expenses	3,718,889	778,736
Notes Payable, Net of Discount	1,428,550	1,229,021
Current Portion of Long-Term Notes Payable, Net of Discount	42,157,023	43,052,628
Total Current Liabilities	51,663,748	48,213,987

Long-term Notes Payable, Net of Discount	198,466	145,695
Asset Retirement Obligations	2,106,102	2,045,847
Derivative Liability	771	21,662
Total Liabilities	53,969,087	50,427,191

Commitments and Contingencies

Stockholders’ Deficit
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par, -0- Shares Issued and Outstanding	—	—
Preferred Stock Series B, 600,000 Shares Authorized of $0.001 Par, 408,508 and 552,000 Shares Issued and Outstanding, respectively	409	552
Preferred Stock Series C, 500,000 Shares Authorized of $0.001 Par, 394 and 404 Shares Issued and Outstanding, respectively	1	1
Common Stock, 200,000,000 Shares Authorized of $0.001 Par, 44,711,510 and 27,115,868 Shares Issued and Outstanding, respectively	44,712	27,116
Additional Paid-in Capital	134,586,858	134,894,736
Stock Dividends Distributable	1,281,773	598,650
Accumulated Deficit	(155,385,128)	(146,090,034)
Total Stockholders’ Deficit	(19,471,375)	(10,568,979)
Total Liabilities and Stockholders’ Deficit	$34,497,712	$39,858,212

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating Revenues
Crude Oil	$217,211	$501,891	$675,250	$655,135
Natural Gas	457,389	168,998	1,080,405	168,998
Natural Gas Liquids	807,453	223,624	1,629,203	223,624
Total Revenues	1,482,053	894,513	3,384,858	1,047,757
Operating Expenses
Lease Operating Expenses	1,345,209	500,327	2,448,104	776,524
Severance and Property Taxes	78,938	51,706	163,802	75,568
Depreciation, Depletion,
Amortization, and Accretion	434,948	522,779	1,006,989	659,682
Impairment of Oil and Gas Properties	1,375,000	48,990,520	2,150,374	48,990,520
General and Administrative	1,264,255	1,041,652	2,713,193	1,699,422
Total Operating Expenses	4,498,350	51,106,984	8,482,462	52,201,716
Operating Loss	(3,016,297)	(50,212,471)	(5,097,604)	(51,153,959)

Other Expense (Income)
Interest Expense	3,231,778	587,398	4,163,341	925,889
Other Expense (Income), Net	(1,959)	5,408	34,149	95,781
Total Other Expenses	3,229,819	592,806	4,197,490	1,021,670

Net Loss	$(6,246,116)	$(50,805,277)	$(9,295,094)	$(52,175,629)

Net Loss Per Common Share
Basic and Diluted	$(0.16)	$(7.74)	$(0.27)	$(12.61)
Weighted Average Number of
Common Shares Outstanding
Basic and Diluted	38,586,680	6,565,784	34,528,671	4,136,776

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities
Net Loss	$(9,295,094)	$(52,175,629)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	1,006,989	659,682
Impairment of Oil and Gas Properties	2,150,374	48,990,520
Loss on Sale of Fixed Assets	9,595	—
Gain on Sale of Oil and Gas Properties	(1,195)	—
Share-Based Compensation	9,632	84,544
Amortization of Discount on Notes	601,783	593,536
Change in Fair Value of Derivative Liability	(20,891)	33,080
Gain on Sale	—	(18,953)
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	166,111	(986,487)
Other Current Assets	82,587	(13,887)
Accounts Payable and Accrued Expenses	4,602,529	183,083
Net Cash Used in Operating Activities	(687,580)	(2,650,511)

Investing Cash Flows
Cash Paid for Segundo Acquisition	—	(4,975,000)
Cash Paid for Oil and Gas Property Development Costs	(661,442)	(969,532)
Proceeds from Sale Fixed Assets	10.069	—
Cash Paid for Other Property and Equipment	—	(9,696)
Cash Paid for Deposits	8,416	(62,653)
Proceeds from Sale of Oil and Gas Properties	404,287	—
Net Cash Used in Investing Activities	(238,670)	(6,016,881)

Financing Cash Flows
Proceeds from Issuance of Notes Payable	150,000	43,140,000
Principal Repayments of Notes Payable	(1,360,087)	(31,254,812)
Proceeds from Issuance of Convertible Notes	—	150,000
Cash Released from Restricted Cash	1,517,086	(3,124,444)
Proceeds from Issuance of Series C Preferred Stock and Warrants	—	500,000
Stock Placement Fees Paid	—	(79,857)
Net Cash Provided by Financing Activities	306,999	9,330,887

(Decrease) Increase in Cash	(619,251)	663,495
Cash at Beginning of the Period	705,234	197,662
Cash at End of the Period	$85,983	$861,157

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

During August 2017, the Company relocated its corporate headquarters from Houston, Texas to San Antonio, Texas.

The Company received notice on August 22, 2017, by the NYSE American (the “Exchange”) that the Company was not in compliance with certain of the Exchange’s continued listing standards as set forth in Section 1007 of the NYSE American Company Guide (the “Company Guide”) for failing to timely file its Form 10-Q for the period ended June 30, 2017, which filing was subsequently made, and which delinquency was cured, on November 6, 2017.

The Company is also currently not in compliance with certain other of the NYSE American’s Listing Standards. The Company’s common stock will continue to be listed on the NYSE American while it attempts to regain compliance with the Listing Standards, subject to the Company’s compliance with other continued listing requirements, as described in prior filings. The NYSE American notification does not affect the Company’s business operations or its reporting obligations under the Securities and Exchange Commission regulations and rules and does not conflict with or cause an event of default under any of the Company’s material agreements.

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At September 30, 2017, the Company’s total current liabilities of $51.6 million exceeded its total current assets of $1.5 million, resulting in a working capital deficit of $50.1 million, while at March 31, 2017, the Company’s total current liabilities of $48.2 million exceeded its total current assets of $3.9 million, resulting in a working capital deficit of $44.3 million. The $5.9 million increase in the working capital deficit is primarily due to our loss from operations, interest payments of $1.3 million and a reduction of restricted cash of $1.5 million.

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

Also on April 6, 2016, the Company entered into a Stock Purchase Agreement with the Investor, pursuant to which the Company agreed, subject to certain conditions, to issue up to 527 shares of Series C redeemable convertible preferred stock (the “Series C Preferred Stock”) at a 5% original issue discount, convertible into 1,618,462 shares of common stock (subject to certain conversion premiums) at a conversion price of $3.25 per share, and a warrant to initially purchase 1,111,112 shares of common stock at an exercise price of $4.50 per share (the “Second Warrant”). Under the terms of the Stock Purchase Agreement, the Second Warrant and 53 shares of Series C Preferred Stock were sold and issued for $500,000 on September 2, 2016, and the remaining 474 shares of Series C Preferred Stock were sold and issued for $4.5 million on November 17, 2016.

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

Asset Purchase Agreement

On December 30, 2015, the Company entered into an Asset Purchase Agreement (as amended from time to time the “Asset Purchase Agreement”) to acquire, from twenty-three different entities and individuals (the “Sellers”), working interests in producing properties and undeveloped acreage (the “Acquisition”), which acquisition transaction was completed on August 25, 2016. The assets acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region. In connection with the closing of the acquisition, the Company assumed approximately $30.6 million of commercial bank debt, issued 13,009,664 shares of common stock to certain of the Sellers, issued 552,000 shares of Series B Preferred Stock to one of the Sellers and its affiliate, and paid $4,975,000 in cash to certain of the Sellers. The effective date of the Acquisition was April 1, 2016.

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

Rogers Loan and Promissory Note

At September 30, 2017, the Company had $6,866,371 of principal due under the $7.5 million Letter Loan Agreement originally entered into with Louise H. Rogers (“Rogers”) on August 13, 2013 (the “Rogers Loan”). No amortization of debt discount was recorded during the six-month periods ending September 30, 2017 and 2016.

The Rogers Loan had a maturity date of July 31, 2017, and the Company agreed to pay all professional fees incurred by Rogers and to pay Rogers $39,000 in lieu of interest on the Rogers Loan as well as all operating income of collateralized assets (beginning October 1, 2015). Also, the Company agreed to make principal payments to Rogers from certain insurance proceeds to be received, which the Company has not received to date. For the months of January, February, March, June and July 2016, the Company did not make the required monthly principal payments due pursuant to the terms of the Rogers loan as amended. Instead, the Company and the loan administrator agreed to settle any outstanding administration and legal fees in lieu of the principal payments. The Company paid approximately $98,000 related to the fees and effective July 5, 2016, and obtained a waiver for the nonpayment of the principal amounts through July 2016. The Company has not made the $39,000 required monthly fee payments on the Rogers Loan since August 2016.

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

In February 2017, the Company agreed to extend the maturity date of the Rogers Loan from January 31, 2017 to April 30, 2017. As consideration, the Company paid $9,000 to Rogers and $9,000 to Robertson Global Credit, LLC, the servicer of the loan. In April 2017, the maturity date was extended again until July 31, 2017. As consideration, the Company paid $9,000 to Ms. Rogers and $9,000 to Robertson Global Credit, LLC, the servicer of the loan. The Company failed to pay the amount due to Rogers on July 31, 2017.

On August 25, 2017, the Company received a notice that its wholly-owned subsidiary CATI had defaulted on the maturity payment of its loan with Rogers, which matured on July 31, 2017. The letter stated that CATI was indebted to Rogers in an amount of $8.9 million, which includes all principal and interest (of which $2.1 million was default interest) through August 25, 2017. The letter further asserted additional interest of $3,577 per day as well as other unpaid fees totaling $18,162 plus interest on those fees. The default notice further stated that the default in failing to pay the fees must be cured by September 5, 2017 and the default on the principal and interest payment must be cured by September 11, 2017. We dispute certain of the allegations in the August 2017 letter, namely that the amount due had accrued interest at the default rate from January 2016 onward, due to among other reasons, the fact that Rogers previously waived our failure to pay amounts due under the Rogers Loan from January through July 2016.

The cure period on the Rogers Loan expired on September 11, 2017, and as of such date, all principal, interest and unpaid costs thereunder were immediately due and payable (which totaled approximately $8.8 million as of the date of acceleration and approximately $8.9 million as of September 30, 2017 which amount included $2.1 million of default interest). Prior to the default, CATI had not recorded interest due on the note based on its earlier agreements. As a result of the default, demand and acceleration, CATI recorded the default interest demand of $2.1 million in the three-month period ended September 30, 2017. In September 2017, Rogers foreclosed on the assets of CATI which secured the note. On October 3, 2017, the trustee of those assets, for the benefit of the lender, sold these assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness. The remaining unpaid indebtedness owed by CATI is approximately $5.4 million. The Company is still in process of determining the net book value of these assets remaining. CATI is exploring strategic alternatives related to the remaining owned properties and indebtedness which is non-recourse to the Company and CATI except to the extent of the assets.

Loan Agreement with International Bank of Commerce (“IBC”)

As discussed in “Note 6 – Notes Payable and Debenture”, the Company borrowed $40 million from International Bank of Commerce (“IBC”) effective August 25, 2016. The proceeds of the loan were used to repay and refinance approximately $30.6 million of indebtedness owed by certain of the Sellers to IBC as part of the closing of the Acquisition. As of March 31, 2017 and September 30, 2017, the Company was not in compliance with certain covenants of the loan agreement, including requiring the Company to maintain a net worth of $30 million, and the balance of the loan due to IBC of $37.6 million (less unamortized debt issuance costs of approximately $2.0 million), was recognized as a short-term liability on the Company’s balance sheet as of March 31, 2017 and September 30, 2017. The Company also recognized approximately $30,000 in accrued interest as of September 30, 2017 related to this note.

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

On January 31, 2017, the Company borrowed $1,000,000 from Alan Dreeben, one of the Company’s then directors, pursuant to a short-term promissory note. The short-term promissory note had a principal balance of $1,050,000 (the $1,000,000 principal amount borrowed plus a $50,000 original issue discount), accrues interest at 6% per annum and a maturity date of January 31, 2018, with standard and customary events of default. As additional consideration for Mr. Dreeben agreeing to make the loan, the Company agreed to issue Mr. Dreeben 40,000 shares of restricted common stock. The 40,000 shares were issued in August 2017. At September 30, 2017, the Company owed $1,050,000 to Alan Dreeben. The fair value of the restricted shares was $30,000 based on the closing price of the Company’s common stock on the issuance date. The fair value of the shares was recorded as additional debt discount. The Company also recognized $42,000 in accrued interest as of September 30, 2017.

Loan from Non-Related Individual

On March 9, 2017, the Company borrowed $250,000 from a non-related individual pursuant to a short-term promissory note. The short-term promissory note has a principal balance of $263,158 (the $250,000 principal amount borrowed plus a $13,158 original issue discount), accrues interest at 6% per annum and has a maturity date of March 9, 2018 and contains standard and customary events of default. As additional consideration for agreeing to make the loan, we agreed to issue the lender 10,000 restricted shares of common stock, which shares were issued in August 2017.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

Costs of oil and natural gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $5.75 and $14.62 per barrel of oil equivalent for the six months ended September 30, 2017 and 2016, respectively.

All of Camber’s oil and gas properties are located in the United States. Below are the components of Camber’s oil and gas properties recorded at:

	September 30, 2017	March 31, 2017
Oil and gas properties subject to amortization	$72,983,748	$72,318,163
Oil and gas properties not subject to amortization	26,371,596	28,947,400
Capitalized asset retirement costs	1,473,199	1,473,199
Total oil and gas properties	100,828,543	102,738,762
Accumulated depreciation, depletion and amortization	(68,252,100)	(67,036,915)
Net capitalized costs	$32,576,443	$35,701,847

For the six months ended September 30, 2017, the Company recorded impairments totaling $2,150,374, which represented $2,050,000 due to lease expirations and $100,374 related to an impairment of proved properties based on the quarterly ceiling test. We wrote off an additional $412,000 of leasehold costs related to leases that were not renewed.

On September 12, 2017, the cure period on the note of the Company’s wholly-owned subsidiary CATI expired on September 11, 2017, and as of such date, all principal, interest and unpaid costs thereunder were immediately due and payable (which totaled approximately $8.8 million as of the date of acceleration and approximately $8.9 million as of September 30, 2017). As stated previously, the loan was non-recourse to the public Company itself, but was recourse to CATI. Prior to the loan coming due, Rogers sent us a demand letter and notice of defaults in August 2017, which alleged that various events of default had occurred under the Rogers Loan since January 2016, and that due to such events of default, default interest at 18% per annum had accrued on the Rogers Loan from January 2016 onward. We dispute the allegations in the August 2017 letter, due to among other reasons, the fact that Rogers previously waived our failure to pay amounts due under the Rogers Loan from January through July 2016. On October 3, 2017, the trustee of those assets, for the benefit of the lender, sold some of the assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness. The remaining unpaid indebtedness owed by CATI is approximately $5.4 million. The Company is still in process of determining the net book value of these assets remaining. CATI is exploring strategic alternatives related to the remaining owned properties and indebtedness which is non-recourse to the Company and CATI except to the extent of the assets.

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

Office Lease

On July 27, 2015, the Company moved its corporate headquarters from 3555 Timmons Lane, Suite 1550, Houston, Texas 77027 to 450 Gears Road, Suite 780, Houston, Texas 77067 in connection with the expiration of the Company’s prior office space lease. The Company entered into a sublease on approximately 3,300 square feet of office space that expired on January 31, 2016 and had a base monthly rent of approximately $5,000 of which it had paid four months in advance as well as a $5,000 security deposit. For the proceeding months, the Company paid month-to-month rent until it was able to move into its new office suite. On April 1, 2016, the Company entered into a lease agreement pursuant to which the Company agreed to lease 4,439 square feet of office space at 450 Gears Road, Houston, Harris County, Texas 77067 (Suite 860, versus Suite 780 as was leased previously). The lease had a 65-month term (through August 2021), and commenced on April 1, 2016. The monthly rental cost under the lease was -$0- for the month of April 2016, and $7,676 for the months of May 2016 through April 2017, plus as applicable, its pro rata share of operating expenses and taxes which exceed the total operating expenses and taxes of the property for the first year of the lease. On March 31, 2017, the Company amended its lease at 450 Gears Road to expand to a total of 6,839 square feet, commencing on May 1, 2017. The amendment extended the lease period to November 2021.

In August 2017, the Company ceased its use of this office space and moved its headquarters to 4040 Broadway, Suite 425, San Antonio, Texas. The Company is committed to the remaining lease payments for the Houston office space for approximately $346,000 assuming an early termination of the lease on July 31, 2019. The Company recorded monthly rent expense associated with the Houston lease through August 2017. In accordance with the accounting guidance in ASC 420-10-25-13 regarding exit or disposal cost obligations, as of August 2017, the Company recorded rent expense, within general and administrative expense, and accrued a liability of $302,289, which represents the fair value of costs that will continue to be incurred during the remaining term of the Houston lease without economic benefit to the Company. As of September 30, 2017, the carrying amount of the liability of $302,289 was included in accrued expenses on the Company’s Balance Sheet. In addition, the Company wrote-off $189,533 of mostly fully depreciated property and equipment that was not re-located to the San Antonio headquarters resulting in a loss of $12,738.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the retirement of oil and gas property and equipment for the six-month periods ended September 30, 2017 and 2016, respectively.

	2017	2016
Carrying amount at beginning of period	$2,045,847	$1,179,170
Accretion	70,200	755,862
Change in estimate	(9,945)	35,645
Carrying amount at end of period	$2,106,102	$1,970,677

Camber does not have any short-term asset retirement obligations as of September 30, 2017 and March 31, 2017.

NOTE 6 – NOTES PAYABLE AND DEBENTURE

The Company’s notes payable and debenture consisted of the following:

	September 30, 2017	March 31, 2017
Note Payable - Rogers	$6,866,371	$6,883,697
Note Payable - Dreeben	1,050,000	1,050,000
Note Payable - Non-Related Individual	263,158	263,158
Debenture	530,000	530,000
Note Payable -Vantage	150,000	—
Note Payable - IBC	36,981,765	38,324,527
	45,841,294	47,051,382
Unamortized debt discount	(2,087,082)	(2,624,038)
Total Notes Payable and Debenture	47,928,376	44,427,344
Less current portion of long-term debt	(47,729,910)	(44,281,649)
Long-term portion	$198,466	$145,695

Rogers Loan and Promissory Note

At September 30, 2017, the Company had $6,866,371 due under the $7.5 million Letter Loan Agreement originally entered into with Rogers on August 13, 2013.

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

On August 25, 2017, the Company received a notice that its wholly-owned subsidiary CATI had defaulted on the maturity payment of its loan with Rogers, which matured on July 31, 2017. The letter stated that CATI was indebted to Rogers in an amount of $8.9 million, which includes all principal and interest (of which $2.1 million was default interest) through August 25, 2017. The letter further asserted additional interest of $3,577 per day as well as other unpaid fees totaling $18,162 plus interest on those fees. The default notice further stated that the default in failing to pay the fees must be cured by September 5, 2017 and the default on the principal and interest payment must be cured by September 11, 2017.

On September 11, 2017, the cure period on the Rogers Loan expired, and as of such date, all principal, interest and unpaid costs thereunder were immediately due and payable (which totaled approximately $8.8 million as of the date of acceleration and approximately $8.9 million as of September 30, 2017). As stated previously, the loan was non-recourse to the public Company itself, but was recourse to CATI. Prior to the loan coming due, Rogers sent us a demand letter and notice of defaults in August 2017, which alleged that various events of default had occurred under the Rogers Loan since January 2016, and that due to such events of default, default interest at 18% per annum had accrued on the Rogers Loan from January 2016 onward. We dispute the allegations in the August 2017 letter, due to among other reasons, the fact that Rogers previously waived our failure to pay amounts due under the Rogers Loan from January through July 2016. On October 3, 2017, the trustee of those assets, for the benefit of the lender, sold these assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness. The remaining unpaid indebtedness owed by CATI is approximately $5.4 million. The Company is still in process of determining the net book value of these assets remaining. CATI is exploring strategic alternatives related to the remaining owned properties and indebtedness which is non-recourse to the Company and CATI except to the extent of the assets. The Company has accrued $2.1 million of default interest as of September 30, 2017.

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

On January 31, 2017, the Company borrowed $1,000,000 from Alan Dreeben, one of the Company’s then directors, pursuant to a short-term promissory note. The short-term promissory note had a principal balance of $1,050,000 (the $1,000,000 principal amount borrowed plus a $50,000 original issue discount), accrues interest at 6% per annum and a maturity date of January 31, 2018, with standard and customary events of default. As additional consideration for Mr. Dreeben agreeing to make the loan, we agreed to issue Mr. Dreeben 40,000 shares of restricted common stock. The 40,000 shares were issued in August 2017. At September 30, 2017, the Company owed $1,050,000 to Alan Dreeben. The fair value of the restricted shares was $30,000 based on the closing price of the Company’s common stock on the issuance date. The fair value of the shares was recorded as additional debt discount. At September 30, 2017, the Company owed $1,050,000 to Alan Dreeben. The Company also recognized $42,000 in accrued interest as of September 30, 2017.

Vantage Funding

On July 17, 2017, Vantage provided $120,000 to the Company under the Vantage Note and on July 20, 2017, Vantage provided $30,000 to the Company under the Vantage Note. Vantage was granted a second lien on the Jackrabbit property in connection with the financing. See Note 2 “Liquidity and Going Concern Considerations” for further details.

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

Loan Agreement with IBC

As of September 30, 2017, the Company was not in compliance with certain covenants of the loan agreement with IBC, including requiring the Company to maintain a net worth of $30 million, and the balance of the loan due to IBC of $37.6 million (less unamortized debt issuance costs of approximately $2.0 million), was recognized as a short-term liability on the Company’s balance sheet as of September 30, 2017. The Company has also recognized approximately $230,080 in accrued interest as of September 30, 2017.

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

Activities for derivative warrant instruments during the six months ended September 30, 2017 and 2016 were as follows:

	2017	2016
Carrying amount at beginning of period	$21,662	$126,960
Change in fair value	(20,891)	33,080
Carrying amount at end of period	$771	$160,040

The fair value of the derivative warrants was calculated using the Black-Scholes pricing model. Variables used in the Black Scholes pricing model as of September 30, 2017 include (1) discount rate of 1.47%, (2) expected term of 2 years, (3) expected volatility of 162.52%, and (4) zero expected dividends. Variables used in the Black-Scholes pricing model as of September 30, 2017 include (1) discount rate of 0.87%-1.74%, (2) expected term of 2 years, (3) expected volatility of 97.84%-149.62%, and (4) zero expected dividends.

As of September 30, 2017, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Office Lease. In August 2017, the Company ceased its use of this office space and moved its headquarters to 4040 Broadway, Suite 425, San Antonio, Texas. The Company is committed to the remaining lease payments for the Houston office space for approximately $346,000 assuming an early termination of the lease on July 31, 2019. The Company recorded monthly rent expense associated with the Houston lease through August 2017. In accordance with the accounting guidance in ASC 420-10-25-13 regarding exit or disposal cost obligations, as of August 2017, the Company recorded rent expense, within general and administrative expense, and accrued a liability of $302,289, which represents the fair value of costs that will continue to be incurred during the remaining term of the Houston lease without economic benefit to the Company. As of September 30, 2017, the carrying amount of the liability of $302,289 was included in accrued expenses on the Company’s Balance Sheet. In addition, the Company wrote-off $189,533 of mostly fully depreciated property and equipment that was not re-located to the San Antonio headquarters resulting in a loss of $9,595.

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

On September 11, 2017, the cure period on the Rogers Loan expired, and as of such date, all principal, interest and unpaid costs thereunder were immediately due and payable (which totaled approximately $8.8 million as of the date of acceleration and approximately $8.9 million as of September 30, 2017). As stated previously, the loan was non-recourse to the public Company itself, but was recourse to CATI. Prior to the loan coming due, Rogers sent us a demand letter and notice of defaults in August 2017, which alleged that various events of default had occurred under the Rogers Loan since January 2016, and that due to such events of default, default interest at 18% per annum had accrued on the Rogers Loan from January 2016 onward. We dispute the allegations in the August 2017 letter, due to among other reasons, the fact that Rogers previously waived our failure to pay amounts due under the Rogers Loan from January through July 2016. In September 2017, Rogers foreclosed on certain of the assets of CATI which secured the note and on October 3, 2017, the trustee of those assets, for the benefit of Rogers, sold these assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The Company has accrued $2.1 million of default interest as of September 30, 2017. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness. The remaining unpaid indebtedness owed by CATI is approximately $5.4 million. The Company is still in process of determining the net book value of these assets remaining. CATI is exploring strategic alternatives related to the remaining owned properties and indebtedness which is non-recourse to the Company and CATI except to the extent of the assets.

On September 28, 2017, Aaron Rubenstein, a purported shareholder of our common stock, filed a lawsuit against the Company (as nominal defendant) and Richard N. Azar II, our Interim Chief Executive Officer and director, RAD2 Management, LLC, RAD2 Minerals, Ltd. and Segundo Resources, LLC, each an entity owned and controlled by Mr. Azar, in the United States District Court, Western District of Texas (Case No. 5:17-cv-962-FB).  The suit seeks the recovery (for the benefit of the Company) of alleged short-swing profits from Mr. Azar and his related entities under Section 16(b) of the Exchange Act relating to various transactions involving Series B Preferred Stock of the Company in November 2016 and January 2017. Mr. Azar denies the existence of any short-swing profits and intends to file a general denial with the court.

NOTE 9 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2018 and 2017 fiscal year and consequently, recorded no provision or benefit for income taxes for the three months ended September 30, 2017 and 2016.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Series A Convertible Preferred Stock

On April 19, 2016, the holder of our Series A Convertible Preferred Stock agreed to convert all 500 shares of our outstanding Series A Convertible Preferred Stock into 20,000 shares of our common stock (a conversion ratio of 40:1 as provided in the original designation of the Series A Convertible Preferred Stock adjusted for the Company’s 1:25 reverse stock split effective on July 25, 2015), which conversion was completed on April 25, 2016. The Company paid the holder $20,000 in connection with such conversion in order to comply with the terms of the Asset Purchase Agreement that required that no shares of Series A Convertible Preferred Stock be outstanding at the closing. As of September 30, 2017, we had no Series A Convertible Preferred Stock issued or outstanding.

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

As of September 30, 2017, the 408,508 outstanding shares of Series B Preferred Stock had accrued $153,191 in quarterly dividends. The Company plans to pay that dividend by way of the issuance of 901.124 shares of our common stock to the preferred shareholders at a fair market value of $0.17, based on the closing price of the Company’s common stock on September 29, 2017, which shares have not been issued to date and are not included in the number of issued and outstanding shares disclosed throughout this report (or the ownership of the Series B Preferred Stock holders).

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

The holder of the Series C Preferred Stock is entitled to cumulative dividends through maturity, which initially totaled 6% per annum, and are adjustable to up to 34.95% per annum, based on certain triggering events and the trading price of the Company’s common stock, and which totaled 30% per annum as of September 30, 2017 and currently total 35% per annum, payable upon redemption, conversion, or maturity, and when, as and if declared by our Board of Directors in its discretion. The Series C Preferred Stock ranks senior to the common stock and pari passu with respect to our Series B Redeemable Convertible Preferred Stock.

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

The following summarizes the Series C Preferred Stock converted during the six months ended September 30, 2017:

Date	Number of Shares Converted	Face Value	Common Stock Due	Additional Dividend Premium Shares	Total Common Stock

April 11, 2017	10	$100,000	30,770	1,247,235	1,274,542
	10	$100,000	30,770	1,247,235	1,274,542

As of September 30, 2017, the Company accrued common stock dividends on the Series C Preferred Stock based on the then 34.95% premium dividend rate described above. The Company recognized a charge to additional paid-in capital and stock dividends distributable but not issued of $1,263,037 related to the stock dividend declared but not issued.

Due to the decline in the price of the Company’s common stock and the trigger event that occurred on June 30, 2016 as a result of the delay in filing our Annual Report on Form 10-K for the year ended March 31, 2016, the dividend premium rate increased from 6% to 30% and the conversion discount became 85% of the lowest daily volume weighted average price during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share. A total of 1,067,600 shares were issued to the Investor on December 23, 2016.

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

See discussion of the October 2017 Purchase Agreement with the Investor in Note 2.

Common Stock

The following summarizes the Company’s common stock activity during the six-month period ended September 30, 2017:

		Common Shares
	Amount (a)	Per Share	Issued and Outstanding Shares
Balance at March 31, 2017			27,115,868
Preferred Stock Series B Conversion	$399,728	$0.39	1,024,943
Preferred Stock Series C Conversion (b)	—	—	6,164,542
Preferred Stock Series B Dividends	34,837	0.59	59,146
Warrant Conversion (c)	—	—	8,495,154
Note Conversion	35,000	0.02	1,754,711
Share-Based Compensation (d)	23,573	0.50	47,146
Dreeben Note Shares	30,000	0.75	40,000
Third Party Lender Note Shares	5,900	0.59	10,000
Balance at September 30, 2017			44,711,510

(a)	Net proceeds or fair value on grant date, as applicable.

(b)	Shares previously held in abeyance until such time as it would not result in the investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock).

(c)	Shares issued from the October 7, 2016 exercise of warrants resulting from an increase in the conversion premium.

(d)	For the year ended March 31, 2017, Camber issued 22,131 shares of its common stock with an aggregate grant date fair value of $72,035, which were valued based on the trading value of Camber’s common stock on the date of grant. Also, on December 31, 2016, the Company agreed to award an additional 19,010 shares of its common stock with an aggregate grant fair value of $23,572, which were valued based on the trading value of Camber’s common stock on the date of grant. Those common stock awards had yet to be physically issued as of March 31, 2017 and therefore, were recognized as accrued common stock payable on the March 31, 2017 balance sheet. The shares were awarded according to the employment agreement with an officer and as additional compensation for other officers and managerial personnel. These common stock awards were issued during the six-month period ended September 30, 2017.

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

During the three and six months ended September 30, 2017, no other warrants than the Vantage warrants were issued or were cancelled.

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

As of November 15, 2017, a total of 25,595,154 shares of common stock had been issued to the Investor in connection with the exercise of the First Warrant of the approximately 110,447,753 shares which are due (84,852,599 shares remain to be issued to the Investor, which shares are currently held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock)) as of November 15, 2017 (subject to increases as the value of our common stock decreases). In the six months ended September 30, 2017, 8,495,154 shares of common stock were issued and subsequent to September 30, 2017, 12,100,000 shares of common stock were issued.

Additionally, warrants to purchase 66,668 shares of common stock issued in connection with an equity raise completed in April 2014, contained a weighted average anti-dilutive provision in which the exercise price of the warrants are adjusted downward based on any subsequent issuance or deemed issuance of common stock or convertible securities by the Company for consideration less than the then exercise price of such warrants. As a result of the anti-dilution rights, the exercise price of the warrants was adjusted to $3.59 per share, in connection with an automatic adjustment to the exercise price due to the Acquisition. As of September 30, 2017, the fair value of the derivative liability associated with the 66,668 warrants was $771 compared to $21,662 at March 31, 2017. Therefore, the $20,891 change in the derivative liability fair value was recorded as other income on the consolidated statement of operations.

At September 30, 2017, 11,195 outstanding warrants had an intrinsic value of $1,769. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options. These warrants were initially issued in connection with the Rogers Loan on August 13, 2013, and the exercise price was lowered from $33.75 to $0.01 per share on August 12, 2015.

The following is a summary of the Company’s outstanding warrants at September 30, 2017:

Warrants Outstanding		Exercise Price ($)	Expiration Date	Intrinsic Value at September 30, 2017
41,300	(1)	57.50	October 18, 2017	$—
11,000	(2)	37.50	April 4, 2018	—
2,000	(3)	37.50	May 31, 2018	—
11,195	(4)	0.01	August 13, 2018	1,769
66,668	(5)	3.59	April 21, 2019	—
124,285	(6)	1.50	April 21, 2021	—
1,600,000	(7)	0.25	June 12, 2022	—
1,856,448				$1,769

(1)	Warrants issued in connection with the sale of units in the Company’s unit offering in April 2012. The warrants became exercisable on October 18, 2012, and will remain exercisable thereafter until October 18, 2017.

(2)	Warrants issued in connection with the issuance of certain notes in April 2013, of which the outstanding principal and interest was paid in full on August 16, 2013. The warrants were exercisable on the grant date (April 4, 2013) and remain exercisable until April 4, 2018.

(3)	Warrants issued in connection with the issuance of certain notes in May 2013, of which the outstanding principal and interest was paid in full on August 16, 2013. The warrants were exercisable on the grant date (May 31, 2013) and remain exercisable until May 31, 2018.

(4)	Warrants issued in connection with the Rogers Loan. The warrants were exercisable on the grant date (August 13, 2013) and remain exercisable until August 13, 2018. The exercise price was lowered to $0.01 per share on August 12, 2015.

(5)	Warrants issued in connection with the sale of units in the Company’s unit offering in April 2014. The Warrants became exercisable on April 21, 2014 and will remain exercisable thereafter until April 21, 2019.

(6)	Warrants issued in connection with the sale of convertible notes. The warrants were exercisable on the grant date (April 26, 2016) and remain exercisable until April 26, 2021.

(7)	Warrants issued in connection with the Initial Tranche of the funding from Vantage. The warrants were exercisable on the grant date (June 12, 2017) and remain exercisable until June 12, 2022.

On October 4, 2017, the Company entered into an agreement with a digital marketing advisor pursuant to which the advisor agreed to create original content with the goal of increasing public awareness about the Company and the Company agreed to pay the advisor (a) $20,000 per month from October 2017 through February 28, 2018, (b) $50,000 per month thereafter through October 4, 2018, the end of the term of the agreement, and (c) 3,750,000 shares of restricted common stock, with 2.5 million shares payable within 15 days of the parties’ entry into the agreement and the remainder due on May 1, 2018 (the “Advisory Shares”).

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

Under the terms of the October 2017 Purchase Agreement, (1) the Investor purchased 212 shares of Series C Preferred Stock on the closing date of the agreement, October 4, 2017 (the “Initial Closing”), for $2 million, and agreed, subject to certain closing conditions set forth in the agreement, to purchase (2) 106 shares of Series C Preferred Stock for $1,000,000, 10 days after the Initial Closing; (3) 105 shares of Series C Preferred Stock for $1,000,000, 10 days after the second closing; (4) 105 shares of Series C Preferred Stock for $1,000,000, 10 days after the third closing; (5) 105 shares of Series C Preferred Stock for $1,000,000, 10 days after the fourth closing; (6) 525 shares of Series C Preferred Stock for $5,000,000, 30 days after the fifth closing; and (7) 525 shares of Series C Preferred Stock for $5,000,000, 30 days after the sixth Closing, none of which closings, other than the Initial Closing have occurred to date.

NOTE 11 – SHARE-BASED COMPENSATION

Camber measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Stock Options

As of September 30, 2017, and 2016, the Company had 19,920 and 22,920 stock options outstanding with a weighted average exercise price of $35.38 and $33.96, respectively.

Of the Company’s outstanding options, no options were exercised or forfeited. Additionally, no stock options were granted during the three and six months ended September 30, 2017. Compensation expense related to stock options during the three-month periods ended September 30, 2017 and 2016 was $4,816 in both periods. Compensation expense related to stock options during the six-month periods ended September 30, 2017 and 2016 was $9,632 in both periods.

Options outstanding and exercisable at September 30, 2017 and 2016 had no intrinsic value, respectively. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options.

As of September 30, 2017, total unrecognized share-based compensation expense related to all non-vested stock options was $1,605, which is being recognized over a remaining weighted average period of approximately 0.1 years.

The following tabulation summarizes the remaining terms of the options outstanding:

Exercise Price ($)	Remaining Life (Yrs.)	Options Outstanding	Options Exercisable
40.75	0.1	4,000	4,000
43.50	0.1	6,000	6,000
39.50	0.2	2,000	2,000
40.25	0.2	2,000	2,000
5.50	0.5	4,000	4,000
51.75	3.0	1,920	1,920
	Total	19,920	19,920

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows:

	Six Months Ended September 30,
	2017	2016
Interest	$1,115,528	$193,106
Income taxes	$—	$—

Non-cash investing and financing activities included the following:

	Six Months Ended September 30,	Six Months Ended September 30,
	2017	2016
Reduction in Accounts Payable for Payments Made on Previously Accrued Capital Expenditures	$4,395	$79,197
Asset Retirement Obligations from Segundo Acquisition	$—	$755,862
Issuance of Common Stock for Segundo Acquisition	$—	$49,176,530
Issuance of Series B Preferred Stock for Segundo Acquisition	$—	$14,898,038
Notes Payable Assumed for Segundo Acquisition	$—	$30,595,256
Accounts Receivable Assumed for Segundo Acquisition	$—	$635,482
Debt discounts on Notes Payable	$49,529	$48,000
Debt discounts on Notes Payable, Long-Term Notes Payable	$502,341	$3,526,900
Issuance of Restricted Common Stock for Dreeben Loan	$35,900	$48,000
Stock Dividends Distributable but not Issued	$717,958	$—
Conversion of Convertible Notes to Common Stock	$35,000	$832,129
Conversion of Preferred Stock to Common Stock	$1,025	$733,900
Issuance of common stock for common stock payable	$59,473	$—
Change in Estimate for Asset Retirement Obligation	$9,945	$—
Reversal of oil and gas property	$412,708	$—
Issuance of stock dividends	$34,837	$—
Issuance of Common Stock for Dividends	$358,723	$—

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

On November 9, 2017 and effective November 1, 2017, the Company and NFP Energy LLC (“NFP”) its joint venture partner sold  its 90% ownership position in oil and gas properties totaling approximately 2,452 acres in Gaines County, Texas, to Fortuna Resources Permian (“Fortuna”), for $1,000 per acre or an aggregate of $2,206,718 payable to the Company. This acreage, part of the Company’s “Jackrabbit” acreage, targeted the San Andres formation in the Permian Basin.  Additionally, the Company and NFP jointly terminated their venture.  With the proceeds from the sale, the Company paid the first lien holders including Alan Dreeben (a former director of the Company) and second lien holder Vantage, thus reducing its liabilities by approximately $1,525,000. The Company maintains a 90% ownership position in the remaining approximately 1,200 acres in the area.

The Company entered into a nonbinding letter of intent in November 2017, to acquire a 95% net working interest position in 3,220 net acres in Yoakum County, Texas, within a 6,000 acre area of mutual interest (“AMI”) in the Permian basin. The Company intends to enter into an agreement with a joint venture partner within the AMI with the plan to initiate a drilling program on this acreage, targeting the San Andres formation, during the first half of 2018, subject to the transaction closing by year end.

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

These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements which include, among others:

●	the availability of funding and the terms of such funding;
●	our ability to integrate and realize the benefits from future acquisitions that we may complete;
●	our growth strategies;
●	anticipated trends in our business;
●	our ability to repay outstanding loans and satisfy our outstanding liabilities;
●	our liquidity and ability to finance our exploration, acquisition and development strategies;
●	market conditions in the oil and gas industry;
●	the timing, cost and procedure for future acquisitions;
●	the impact of government regulation;
●	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;
●	legal proceedings and/or the outcome of and/or negative perceptions associated therewith;
●	planned capital expenditures (including the amount and nature thereof);
●	increases in oil and gas production;
●	changes in the market price of oil and gas;
●	changes in the number of drilling rigs available;
●	the number of wells we anticipate drilling in the future;
●	estimates, plans and projections relating to acquired properties;
●	the number of potential drilling locations; and
●	our financial position, business strategy and other plans and objectives for future operations.

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

As of September 30, 2017, the Company had leasehold interests (working interests) covering approximately 24,389 net acres underlying a total of 82,485 gross acres in its three core regions, Central Oklahoma, South Texas and West Texas. In Central Oklahoma the Company had 13,567 / 55,247 (net / gross) acres, most of which was acquired pursuant to the Acquisition (defined under Liquidity and Going Concern Consideration). Approximately 97% of the Central Oklahoma acreage is held by production (“HBP”). In South Texas, the Company held 7,333 / 7,416 (net / gross) acres, all fully developed, covering all depths from the surface to the base of the Austin Chalk formation. In deeper formations, the Company has approximately 1,361 net acres, fully developed, in the Eagle Ford oil window. In West Texas, the Company had 3,488 / 19,822 (net / gross) acres. Approximately 6% of this acreage is productive from the Cline and Wolfberry formations acquired pursuant to the Segundo transaction. The remaining West Texas acreage is newly acquired leasehold located on the Central Basin Platform of the Permian Basin, which was recently announced by the Company as part of its entry in the emerging Horizontal San Andres play.

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

On September 11, 2017, the cure period on the Rogers Loan expired, and as of such date, all principal, interest and unpaid costs thereunder were immediately due and payable (which totaled $6.9 million as of September 30, 2017 and which totaled approximately $8.8 million as of the date of acceleration). As stated previously, the loan was non-recourse to the public Company itself, but was recourse to CATI. In September 2017, Rogers foreclosed on certain of the assets of CATI which secured the note and on October 3, 2017, the trustee of those assets, for the benefit of Rogers, sold these assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness. The remaining unpaid indebtedness owed by CATI is approximately $5.4 million. CATI is exploring strategic alternatives related to the remaining owned properties and indebtedness which is non-recourse to the Company and CATI except to the extent of the assets.

As of September 30, 2017, Camber was producing an average of approximately 869 net barrels of oil equivalent per day (Boepd) from over 100 active well bores. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. Our production sales totaled 158,555 barrels of oil equivalent, net to our interest, for the six month period ended September 30, 2017.

At September 30, 2017, Camber’s total estimated proved reserves were 5.5 million barrels of oil equivalent (“Boe”), of which 1.6 million barrels (“Bbls”) were crude oil reserves, and 9.4 billion cubic feet (“Bcf”) were natural gas reserves. Approximately 3% of the barrel of oil equivalent (“Boe”) was proved producing. With the closing of our asset acquisition in August 2016, the Company acquired additional estimated proved reserves of 6.3 million Boe, of which 0.2 million Bbls were crude oil reserves, 14.8 billion Bcf were natural gas reserves and 3.7 million Bbls were natural gas liquids. Approximately 72% of Boe was proved producing.

As of September 30, 2017, Camber had no employees.

On May 1, 2017, the Company entered into a service agreement (the “Service Agreement”), with Enerjex Resources (“Enerjex”) to outsource the management of its back-office functions for a fixed monthly fee. Under the terms of the Service Agreement, Enerjex will be responsible for performing all back-office services for the Company, including all data entry and bookkeeping, financial reporting, management reporting, reserve reporting, SEC compliance, audits, filings, and any other services required to maintain the Company’s good standing with all local, state, and federal laws. Enerjex will not be responsible for any field operations, including drilling, operating or maintaining any wells or leases, of the Company under the terms of the Service Agreement. Enerjex will receive a fee of $150,000 per month for services rendered, plus any pre-approved out of pocket travel expenses. The monthly fee may be reduced to the extent the Company retains employees to perform certain of the functions contemplated to be performed by Enerjex. We wrote off an additional $412,000 of leasehold costs related to leases that were not renewed.

On November 9, 2017, the Company (through its subsidiary, Camber Permian LLC) and NFP Energy LLC (“NFP”), its joint venture partner, sold oil and gas properties totaling approximately 2,452 acres in Gaines County, Texas, to Fortuna Resources Permian, LLC (“Fortuna”), for $1,000 per acre or an aggregate of $2,206,718 payable to the Company (with $245,213 payable to NFP), pursuant to the terms of a letter agreement (the “Sale Agreement”) and an Assignment, Bill of Sale and Conveyance to Fortuna, both dated November 9, 2017 and effective November 1, 2017. This acreage, part of the Company's “Jackrabbit” acreage, targeted the San Andres formation in the Permian Basin. Additionally, the Company and NFP jointly terminated their venture.

With the proceeds from the sale, the Company paid the 1st lien holders including Alan Dreeben (a former director of the Company) and 2nd lien holder Vantage Fund, LLC (“Vantage”), thus reducing its liabilities by $1,518,924 and paid NFP $662,072 to terminate the joint venture agreement. The Company maintains a 90% ownership position in the remaining 1,100 acres in the area. The net proceeds from the sale to the Company totaled $25,914.

The Company entered into a nonbinding letter of intent in November 2017, to acquire a 95% net working interest position in 3,220 net acres in Yoakum County, Texas, within a 6,000 acre area of mutual interest (“AMI”) in the Permian Basin. The Company intends to enter into an agreement with a joint venture partner within the (“AMI”) with the plan to initiate a drilling program on this acreage, targeting the San Andres formation, during the first half of 2018, subject to the transaction closing by year end.

Industry Segments

Camber operations are all crude oil and natural gas exploration and production related.

Operations and Oil and Gas Properties

We operate and invest in areas that are known to be productive, with a reasonably established production history, in order to decrease geological and exploratory risk. Our activities in the Gulf Coast areas of Texas are concentrated on two adjoining formations: the Austin Chalk and Eagle Ford. Camber’s acreage position is in the oil window of the Eagle Ford trend and we currently have approximately 7,300 net acres in the Gonzales, Karnes and Wilson County, Texas areas, all of which are held by production. With the closing of the Acquisition, the Company acquired over 13,000 net acres in producing fields located primarily in the Mid-Continent region of Oklahoma including Payne, Lincoln and Logan Counties, along with a small amount of interest in production located in Glasscock County, Texas. The Mid-Continent assets produce from a liquids-rich, gas reservoir known as the Hunton formation. These properties include interests in four different fields, of which one is operated by Camber and the other three are non-operated. The Glasscock County, Texas properties produce oil and gas primarily from the Wolfberry, Cline and Fusselman formations and are all non-operated. In addition, the Company recently acquired approximately 3,300 net acres and operations under a joint venture agreement to pursue the emerging Horizontal San Andres play in the Central Basin Platform area of the Permian Basin (as described in greater detail below). We intend to begin drilling in this area during early 2018, funding permitting.

On January 3, 2017, Camber entered into a Lease Acquisition and Participation Agreement (“Acquisition”) with a privately-held, Houston, Texas-based oil and gas holding company (“Partner”) to acquire a leasehold position in the Permian Basin in Texas, where we agreed to acquire an initial leasehold comprised of 16,300 gross, 3,600 net, mineral acres in consideration for $1.43 million, and have agreed to form an area of mutual interest (the “AMI”) on the Central Basin Platform of the Permian Basin covering approximately 70,000 acres. The Company will operate the properties and own a 90% working interest and the Partner will hold a 10% working interest in acquired leases. The Company intends to target development in the oil producing San Andres formation. The transaction closed on January 31, 2017.

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

While commodity prices have rebounded from their lows and service costs have declined, the drilling of new wells continues to require constant economic viability evaluation. Camber has assessed its portfolio of opportunities and is preparing drilling locations in Oklahoma targeting the Hunton Formation. Drilling in the San Andres will commence as soon as practical in connection with our lease acquisition strategy which, at this time, is estimated to occur during early 2018, funding permitting. Separately, in south Gonzales County, Texas, the Company participated in two Eagle Ford shale wells and is assessing additional drilling of this acreage.

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

While actively pursuing specific exploration and development activities in the Mid-Continent area, we may not be able to close future acquisitions for a variety of reasons, new drilling opportunities may not be identified and any new drilling opportunities identified may not be successful if drilled. We have recently made significant strides in improving production from our existing fields where our barrel of oil equivalent per day rates have risen from 850 barrels of oil equivalent per day (Boe/d) in September 2016, our first month of operating the Oklahoma property, to a December 2016 rate of 1,054 Boe/d. Continued improvement in these rates should result in increased revenue and cash flow. Production rates should increase as well from new production which is expected to ramp up in early 2018, subsequent to the completion of drilling activities we plan to complete in early 2018, funding permitting.

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

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three and six-month periods ended September 30, 2017 and 2016 should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. As used below, the abbreviations “Bbls” stands for barrels, “NGL” stands for natural gas liquids, “Mcf” for thousand cubic feet and “Boe” for barrels of oil equivalent. Natural gas equivalents are determined using a ratio of 6 Mcf of natural gas to 1 Bbl of crude oil or NGLs (“Natural Gas Liquids”) based on 42 gallons to 1 Bbl of crude oil. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016

We reported a net loss for the three months ended September 30, 2017 of $6.2 million, or $(0.16) per share of common stock. For the same period a year ago, we reported a net loss of $50.8 million or $(7.74) per share of common stock. As discussed in more detail below, our net loss decreased by $44.6 million, primarily due to impairment of $49.0 million on unproved properties during the quarter ended September 30, 2016.

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended September 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	4,771	11,694	(6,923)	(59)%
Natural Gas (Mcf)	174,837	62,973	111,864	178%
NGL (Gallons)	1,400,508	506,975	893,533	176%
Total (Boe) (1)	67,256	34,260	32,996	96%

Crude Oil (Bbls per day)	52	127	(75)	(59)%
Natural Gas (Mcf per day)	1,900	684	1,216	178%
NGL (Gallons per day)	15,223	5,511	9,712	176%
Total (Boe per day) (1)	731	372	359	97%

Average Sale Price:
Crude Oil ($/Bbl)	$45.53	$42.92	$2.61	6%
Natural Gas ($/Mcf)	2.62	2.68	(0.06)	(2)%
NGL ($/Bbl)	24.21	18.48	5.73	31%

Net Operating Revenues:
Crude Oil	$217,211	$501,891	$(284,680)	(57)%
Natural Gas	457,389	168,998	288,391	171%
NGL	807,453	223,624	583,829	261%
Total Revenues	$1,482,053	$894,513	$587,540	66%

(1) Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended September 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Direct lease operating expense	$788,945	$292,777	$496,168	169%
Workovers expense	58,146	38,109	20,037	53%
Other	501,878	169,441	332,437	196%
Lease Operating Expenses	$1,345,209	$500,327	$848,642	170%

Severance and Property Taxes	78,938	51,706	27,232	53%
Depreciation, Depletion, Amortization and Accretion	434,948	522,779	(87,831)	(17)%
Impairment of Oil and Gas Properties	1,375,000	48,990,520	(47,615,520)	(97)%

General and Administrative (“G&A”)	1,269,072	1,012,256	209,720	21%
Share-Based Compensation	4,817	29,396	(24,579)	(84%)
Total G&A Expense	$1,264,255	$1,041,652	$185,141	18%

Interest Expense	3,231,788	587,398	2,644,390	450%
Other Expense (Income), Net	(1,959)	5,408	(7,367)	(136%)

Lease Operating Expenses

There was an increase in lease operating expense of approximately $0.8 million when comparing the current quarter to the prior year quarter. The increase is primarily due to the Acquisition, and the increased expenses associated therewith.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased for the current quarter as compared to the prior year’s quarter by approximately $0.1 million primarily related to the increase in total depreciable assets caused by the Acquisition.

Impairment of Oil and Gas Properties

Impairment expense decreased for the three months ended September 30, 2017 as compared to prior year’s period by $47.6 million. The current year impairment was driven primarily by lease expirations while the prior year impairment was related to purchase price adjustments associated with our stock price increase from when the Acquisition Transaction purchase agreement was initially entered into, to when the Acquisition closed.

General and Administrative (G&A) Expenses and Share-Based Compensation

G&A expenses increased by approximately $0.2 million for the three months ended September 30, 2017 as compared to the prior year’s period. The Company incurred additional G&A expenses in the current period, compared to the prior period, primarily related to professional fees from our financing transactions. There was a decrease in share-based compensation due to the reduction of the employee base.

Interest Expense

Interest Expense Interest expense for the three months ended September 30, 2017 increased by approximately $2.6 million when compared to the three-month period ended September 30, 2016, primarily due $2.2 million of interest expense recorded for the Rogers loan due to a default notice and interest payments on the IBC Loan and the amortization of various loan discounts for outstanding and recently retired payables.

Other Expense (Income), Net

Other Expense (Income), net, for the three months ended September 30, 2017 increased to other income when compared to the three-month period ending September 30, 2016, where we had other loss, primarily due to a decrease in the amount of adjustment to the derivative warrant liability. See also “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 7 – Derivatives”, above.

Six Months Ended September 30, 2017 vs. Six Months Ended September 30, 2016

We reported a net loss for the six months ended September 30, 2017 of $9.3 million, or $(0.27) per share of common stock. For the same period a year ago, we reported a net loss of $52.2 million or $(12.61) per share of common stock. As discussed in more detail below, our net loss decreased by $42.9 million, primarily due to an impairment of $49.0 million in the prior period.

The following table sets forth the operating results and production data for the periods indicated:

	Six Months Ended September 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	14,228	15,311	(1,083)	(7)%
Natural Gas (Mcf)	413,107	62,973	350,134	556%
NGL (Gallons)	3,170,001	506,975	2,663,026	525%
Total (Boe) (1)	158,555	37,877	120,678	319%

Crude Oil (Bbls per day)	78	84	(6)	(7)%
Natural Gas (Mcf per day)	2,257	344	1,913	556%
NGL (Gallons per day)	17,322	2,770	14,552	525%
Total (Boe per day) (1)	866	207	659	318%

Average Sale Price:
Crude Oil ($/Bbl)	$47.46	$42.79	$4.67	11%
Natural Gas ($/Mcf)	2.62	2.68	(.06)	(2)%
NGL ($/Bbl)	21.42	18.48	2.94	16%

Net Operating Revenues:
Crude Oil	$675,250	$655,135	$20,115	3%
Natural Gas	1,080,405	168,998	911,407	539%
NGL	1,629,203	223,624	1,405,579	629%
Total Revenues	$3,384,858	$1,047,757	$2,337,101	223%

(1) Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Six Months Ended September 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Direct lease operating expense	$1,342,533	$439,030	$903,503	206%
Workovers expense	148,938	137,870	11,068	8%
Other	960,393	199,624	760,769	381%
Lease Operating Expenses	$2,448,104	$776,524	$1,675,340	216%

Severance and Property Taxes	163,802	75,568	88,234	117%
Depreciation, Depletion, Amortization and Accretion	1,006,989	659,682	347,307	53%
Impairment of Oil and Gas Properties	2,150,374	48,990,520	(46,840,146)	(96%)

General and Administrative (“G&A”)	2,722,826	1,641,327	1,073,209	65%
Share-Based Compensation	9,633	58,095	(48,462)	(83%)
Total G&A Expense	$2,713,193	$1,699,422	$1,024,747	64%

Interest Expense	4,163,341	925,889	3,237,452	350%
Other Expense (Income), Net	34,149	95,781	(61,632)	(64%)

Lease Operating Expenses

There was an increase in lease operating expense of approximately $0.7 million when comparing the six months ended September 30, 2017 compared to the prior year’s period. The increase is primarily due to the Acquisition, and the increased expenses associated therewith.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A increased for the six months ended September 30, 2017 as compared to the prior year’s period by approximately $0.3 million primarily related to the increase in total depreciable assets caused by the formation of the Acquisition.

Impairment of Oil and Gas Properties

Impairment decreased for the six months ended September 30, 2017 as compared to prior year’s period by $46.8 million. The current year impairment was driven primarily by lease expirations while the prior year impairment was related to purchase price adjustments associated with our stock price increase from when the Acquisition agreement was initially entered into, to when the Acquisition closed.

General and Administrative (G&A) Expenses and Share-Based Compensation

G&A expenses increased by approximately $1.1 million for the six months ended September 30, 2017 as compared to the prior year’s period. The Company incurred additional G&A expenses in the current period, compared to the prior period, primarily related to professional fees from our financing transactions. There was a decrease in share-based compensation due to the reduction of the employee base.

Interest Expense

Interest expense for the six months ended September 30, 2017 increased by approximately $3.2 million when compared to the six-month period ended September 30, 2016, primarily due $2.2 million of interest expense recorded for the Rogers loan due to a default notice and to interest payments on the IBC Loan (which was incurred during the current period).

Other Expense (Income), Net

Other expense, net, for the six months ended September 30, 2017 decreased when compared to the six months ended September 30, 2016, primarily due to a decrease in the amount of adjustment to the derivative warrant liability. – See also “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 7 – Derivatives”, above.

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

Our primary sources of cash for the six months ended September 30, 2017 were from funds generated from the sale of preferred stock, the sale of natural gas and crude oil production and funds borrowed under funding agreements. These cash flows were primarily used to fund our capital expenditures and operations and to repay indebtedness. See below for an additional discussion and analysis of cash flow.

Working Capital

At September 30, 2017, the Company’s total current liabilities of $51.7 million exceeded its total current assets of $1.5 million, resulting in a working capital deficit of $51.2 million, while at March 31, 2017, the Company’s total current liabilities of $48.2 million exceeded its total current assets of $3.9 million, resulting in a working capital deficit of $44.3 million. The $6.9 million increase in the working capital deficit is primarily due to our loss from operations, interest payments of $1.3 million and a reduction of restricted cash of $1.5 million.

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

Cash Flows

	Six Months Ended September 30,
	2017	2016
Cash flows used in operating activities	$(687,580)	$(2,650,511)
Cash flows used in investing activities	(238,670)	(6,016,881)
Cash flows provided by financing activities	306,999	9,330,887
Net (decrease) increase in cash	$(619,251)	$663,495

Net cash used in operating activities was $0.7 million for the six months ended September 30, 2017 as compared to $2.7 million for the same period a year ago. The decrease in net cash used in operating activities of $1.8 million was primarily related to an increase in accounts payable and accrued expenses of $2.0 million.

Net cash used in investing activities was $0.2 million for the six months ended September 30, 2017 as compared to net cash used in investing activities of $6.0 million for the same period a year ago. The decrease of $5.6 million in cash used in investing activities was primarily due to our acquisition of a working interest in certain oil and gas properties during the prior year period.

We had net cash provided by financing activities of $0.3 million for the six months ended September 30, 2017 as compared to having net cash provided by financing activities of $9.3 million for the same period a year ago, which decrease was primarily due the loan we received related to the acquisition of our working interest in certain oil and gas properties in the period a year ago.

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

Interest Rate Risk

As of September 30, 2017, the Company had $37.0 million of debt outstanding with IBC subject to a floating interest rate of 2% per annum above the New York Prime Rate. As the New York Prime Rate fluctuates from time to time, the loan agreement stipulates that in no event shall the rate of interest to be paid on the unpaid principal of the debt be less than 5.5% per annum. Since inception of the loan in August 2016, the 5.5% interest rate has not fluctuated.

We may seek to reduce our exposure to interest volatility through financial instruments such as interest rate swap agreements to manage the interest rate on our variable rate debt. Under these arrangements, we would agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures. The Company’s management, including the interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2017.

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

Other than the above, there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 11, 2017, the cure period on the Rogers Loan expired, and as of such date, all principal, interest and unpaid costs thereunder were immediately due and payable (which totaled $6.9 million as of March 31, 2017 and which totaled approximately $8.8 million as of the date of acceleration). As stated previously, the loan was non-recourse to the public Company itself, but was recourse to CATI. In September 2017, Rogers foreclosed on the assets of CATI which secured the note and on October 3, 2017, the trustee of those assets, for the benefit of Rogers, sold these assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness. The remaining unpaid indebtedness owed by CATI is approximately $5.4 million. CATI is exploring strategic alternatives related to the remaining owned properties and indebtedness which is non-recourse to the Company and CATI except to the extent of the assets.

On September 28, 2017, Aaron Rubenstein, a purported shareholder of our common stock, filed a lawsuit against us (as nominal defendant) and Richard N. Azar II, our Interim Chief Executive Officer and director, RAD2 Management, LLC, RAD2 Minerals, Ltd. and Segundo Resources, LLC, each an entity owned and controlled by Mr. Azar, in the United States District Court, Western District of Texas (Case No. 5:17-cv-962-FB).  The suit seeks the recovery (for the benefit of the Company) of alleged short-swing profits from Mr. Azar and his related entities under Section 16(b) of the Exchange Act relating to various transactions involving Series B Preferred Stock of the Company in November 2016 and January 2017. Mr. Azar denies the existence of any short-swing profits and intends to file a general denial with the court.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in (a) the Company’s Annual Report on Form 10-K for the year ended March 31, 2017, filed with the Commission on July 14, 2017 (the “Form 10-K”); and (b) the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Commission on November 6, 2017 (the “Form 10-Q”), except as provided and discussed below, and investors should review the risks provided below and in the Form 10-K and Form 10-Q prior to making an investment in the Company.

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

On August 3, 2017, we received notice from the NYSE American that the Company is not in compliance with Sections 1003(a)(i) through (iii) of the NYSE American Company Guide in that we reported a stockholders’ deficit of $10.6 million as of March 31, 2017 and net losses in our five most recent fiscal years then ended, meaning that we (i) had stockholders’ equity of less than $2,000,000 and sustained losses from continuing operations and/or net losses in two of our three most recent fiscal years; (ii) had stockholders’ equity of less than $4,000,000 and sustained losses from continuing operations and/or net losses in three of our four most recent fiscal years; and (iii) had stockholders’ equity of less than $6,000,000 and sustained losses from continuing operations and/or net losses in our five most recent fiscal years. In order to maintain our listing on the Exchange, the Exchange had requested that the Company submit a plan of compliance by September 5, 2017 addressing how the Company intends to regain compliance with Sections 1003(a)(i), (ii) and (iii) of the Company Guide by August 3, 2018. The Exchange extended the date to submit a plan to September 20, 2017 and the plan was submitted timely by the extended deadline.

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

On November 3, 2017, the Company was notified by the Exchange that the Exchange has accepted the Company’s plan to regain compliance with the Exchange’s continued listing standards set forth in Sections 1003(a)(i), (ii) and (iii) of the Company Guide by August 3, 2018, subject to periodic review by the Exchange for compliance with the initiatives set forth in the plan. If the Company is not in compliance with the continued listing standards by August 3, 2018, or if the Company does not make progress consistent with the plan during the plan period, the NYSE Regulation staff may initiate delisting proceedings as appropriate.

Additionally, on November 7, 2017, the Company was notified by the Exchange that it was back in compliance with the separate continued listing deficiency relating to non-compliance with Sections 134 and 1101 of the Company Guide, which previously announced deficiency was due to the fact that the Company did not timely file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which report was filed on November 6, 2017.

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

As of November 15, 2017, a total of 25,595,154 shares of common stock had been issued to the Investor in connection with the exercise of the First Warrant of the approximately 110,447,753 shares which are due (84,852,599 shares remain to be issued to the Investor, which shares are currently held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock)) as of November 15, 2017 (subject to increases as the value of our common stock decreases). The 25,595,154 shares of common stock issued in connection with the exercise of the First Warrant include (a) 810,000 shares of common stock issued in connection with a conversion notice dated on or around October 11, 2016; (b) 870,000 shares of common stock issued in connection with a conversion notice dated on or around October 20, 2016; (c) 920,000 shares of common stock issued in connection with a conversion notice dated on or around October 28, 2016; (d) 480,000 shares of common stock issued in connection with a conversion notice dated on or around November 15, 2016; (e) 990,000 shares of common stock issued in connection with a conversion notice dated on or around November 17, 2016; (f) 930,000 shares of common stock issued in connection with a conversion notice dated on or around December 1, 2016; (g) 1,453,154 shares of common stock issued in connection with a conversion notice dated on or around April 26, 2017; (h) 1,572,000 shares of common stock issued in connection with a conversion notice dated on or around May 4, 2017; (i) 1,650,000 shares of common stock issued in connection with a conversion notice dated on or around June 30, 2017; (j) 1,740,000 shares of common stock issued in connection with a conversion notice dated on or around July 18, 2017; (k) 1,000,000 shares of common stock issued in connection with a conversion notice dated on or around July 28, 2017; (l) 1,080,000 shares of common stock issued in connection with a conversion notice dated on or around August 9, 2017; (m) 2,000,000 shares of common stock issued in connection with a conversion notice dated on or around October 20, 2017; (n) 1,400,000 shares of common stock issued in connection with a conversion notice dated on or around October 27, 2017; (o) 1,500,000 shares of common stock issued in connection with a conversion notice dated on or around November 7, 2017; (p) 2,800,000 shares of common stock issued in connection with a conversion notice dated on or around November 8, 2017; (q) 1,600,000 shares of common stock issued in connection with a conversion notice dated on or around November 10, 2017; and (r) 2,800,000 shares of common stock issued in connection with a conversion notice dated on or around November 14, 2017.

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

As of November 9, 2017, the Investor was still due approximately 196.3 million shares of common stock upon the conversion of the remaining 394 shares of Series C Preferred stock sold in 2016, subject to further adjustments pursuant to the terms of the Series C Preferred Stock and an additional approximately 13.4 million shares held in abeyance upon the conversion of previously converted shares of Series C Preferred Stock. The Investor is also due approximately 24.6 million shares of common stock upon the conversion of the Debenture.

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

Use of Proceeds from Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On August 25, 2017, the Company received a notice that its wholly-owned subsidiary CATI had defaulted on the maturity payment of its loan with Rogers, which matured on July 31, 2017. The letter stated that CATI was indebted to Rogers in an amount of $8.9 million, which includes all principal and interest (of which $2.1 million was default interest) through August 25, 2017. The letter further asserted additional interest of $3,577 per day as well as other unpaid fees totaling $18,162 plus interest on those fees. The default notice further stated that the default in failing to pay the fees must be cured by September 5, 2017 and the default on the principal and interest payment must be cured by September 11, 2017. The required September 5, 2017 and September 11, 2017 dates subsequently passed without the Company paying the amounts due to Rogers.

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

CAMBER ENERGY, INC.
(Registrant)

/s/ Richard N. Azar, II
Richard N. Azar, II
Interim Chief Executive Officer
(Principal Executive Officer)
Date: November 20, 2017

/s/ Robert Schleizer
Robert Schleizer
Chief Financial Officer
(Principal Financial/Accounting Officer)
Date: November 20, 2017

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated December 30, 2015+ (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Company with the SEC on December 31, 2015)

2.2	First Amendment to Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated April 20, 2016 and effective April 1, 2016 (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on April 25, 2016, and incorporated herein by reference)(File No. 001-32508)

2.3	Second Amendment to Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated August 25, 2016 (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

2.4	Third Amendment to Asset Purchase Agreement by and among the Company, as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated August 25, 2016 (Filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2017, and incorporated herein by reference)(File No. 001-32508)

3.1	Amended and Restated Certificate of Designation of Lucas Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on August 25, 2016 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)
3.2	Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on August 25, 2016 (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)
3.3	Amended and Restated Bylaws (effective March 29, 2016) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)
3.4	Certificate of Formation of Camber Permian LLC (Filed as Exhibit 3.9 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)
3.5	LLC Agreement for Camber Permian LLC (Filed as Exhibit 3.10 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)
3.6	Certificate of Formation of LEI Operating LLC (Filed as Exhibit 3.11 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)
3.7	Certificate of Amendment to Certificate of Formation of LEI Operating amending the Company’s name to “CEI Operating LLC” (Filed as Exhibit 3.12 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)

3.8	LLC Agreement for CEI Operating LLC (Filed as Exhibit 3.13 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)
4.1	Form of Redeemable Convertible Subordinated Debenture (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)
4.2	Form of Common Stock Purchase First Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)
10.1	Letter Loan Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)
10.2	Amended Letter Loan Agreement (Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.1 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)
10.3	Promissory Note ($7.5 million)(Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)
10.4	Amended and Restated Promissory Note ($7,308,817.32)(Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.2 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)
10.5	Security Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)
10.6	Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement, and Fixture Filing (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)
10.7	Second Amended Letter Loan Agreement (Louise H. Rogers)(November 13, 2014) (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015)(File No. 001-32508)
10.8	Second Amended and Restated Promissory Note ($7,058,964.65)(Louise H. Rogers)(November 13, 2014) (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015)(File No. 001-32508)
10.9	Letter Agreement between Lucas Energy, Inc. and Louise H. Rogers dated February 23, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2015)(File No. 001-32508)
10.10	Amendment dated August 12, 2015, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)(File No. 001-32508)
10.11	Amendment Dated August 28, 2015 to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both Dated November 13, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015)(File No. 001-32508)

10.12	Amendment Dated December 14, 2015, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.13	Assignment and Bill of Sale dated December 2015, by and between Lucas Energy, Inc. and CATI Operating LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)
10.14	Assignment, Novation, and Assumption Agreement dated December 16, 2015, by and between Lucas Energy, Inc., CATI Operating LLC and Louise H. Rogers (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)
10.15	Form of Debenture Securities Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2016, and incorporated herein by reference)(File No. 001-32508)
10.16	Form of Preferred Stock Purchase Agreement (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2016, and incorporated herein by reference)(File No. 001-32508)
10.17	Form of First Amendment to Stock Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 2, 2016, and incorporated herein by reference)(File No. 001-32508)
10.18	$1 million Promissory Note dated August 15, 2016 and effective August 25, 2016, by CATI Operating, LLC in favor of Louise H. Rogers (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2016, and incorporated herein by reference)(File No. 001-32508)
10.19	Ownership Interest Pledge Agreement dated August 15, 2016 and effective August 25, 2016, by Lucas Energy, Inc. in favor of Louise H. Rogers (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2016, and incorporated herein by reference)(File No. 001-32508)
10.20	Loan Guaranty Agreement dated August 15, 2016 and effective August 25, 2016, by Lucas Energy, Inc. in favor of Louise H. Rogers (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2016, and incorporated herein by reference)(File No. 001-32508)
10.21	Assignment of Overriding Royalty Interest dated August 15, 2016 and effective August 25, 2016, by CATI Operating, LLC in favor of Robertson Global Credit, LLC (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2016, and incorporated herein by reference)(File No. 001-32508)
10.22***	Loan Agreement dated August 25, 2016, between Lucas Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as guarantors, and International Bank of Commerce, as lender (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)
10.23	Real Estate Lien Note dated August 25, 2016, by Lucas Energy, Inc., as borrower in favor of International Bank of Commerce, as lender (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)
10.24	Security Agreements dated August 25, 2016 by Lucas Energy, Inc. in favor of International Bank of Commerce (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)
10.25	Form of Limited Guaranty Agreement in favor of International Bank of Commerce dated August 25, 2016 (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.26	Second Amendment to Stock Purchase Agreement dated September 29, 2016 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2016, and incorporated herein by reference)(File No. 001-32508)

10.27	Amendment Dated October 31, 2016, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.28	Form of Third Amendment to Stock Purchase Agreement dated November 17, 2016 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2016, and incorporated herein by reference)(File No. 001-32508)

10.29	Amendment dated January 31, 2017, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Camber Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2017)(File No. 001-32508)
10.30***	Short Term Promissory Note ($1,050,000) by Camber Energy, Inc. in favor of Alan Dreeben dated January 31, 2017 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on February 6, 2017 and incorporated herein by reference)(File No. 001-32508)
10.31	Amendment Dated March 31, 2017, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Camber Energy, Inc. and Louise H. Rogers (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2017 and incorporated herein by reference)(File No. 001-32508)
10.32	Service Agreement, dated as of April 27, 2017 and effective May 1, 2017, by and between Camber Energy, Inc. and Enerjex Resources (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 1, 2017 and incorporated herein by reference)(File No. 001-32508)
10.33	Severance Agreement and Release between Anthony C. Schnur and the Company dated June 2, 2017 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on June 6, 2017 and incorporated herein by reference)(File No. 001-32508)
10.34	Termination Agreement dated May 23, 2017, between Camber Energy, Inc. and Richard N. Azar, II (Filed as Exhibit 10.52 to the Company’s Annual Report on Form 8-K for the year ended March 31, 2017, filed with the Commission on July 14, 2017 and incorporated herein by reference)(File No. 001-32508)
10.35	Funding Agreement with Vantage Fund, LLC dated June 7, 2017 and effective August 2, 2017 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on August 11, 2017 and incorporated herein by reference)(File No. 001-32508)
10.36	Assignment dated August 2, 2017 to Vantage Fund, LLC (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on August 11, 2017 and incorporated herein by reference)(File No. 001-32508)
10.37	Warrant to Purchase 1,600,000 Shares of Common Stock granted to Vantage Fund, LLC, dated August 2, 2017 (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on August 11, 2017 and incorporated herein by reference)(File No. 001-32508)
10.38	Form of Stock Purchase Agreement relating to the purchase of $16 million in shares of Series C Redeemable Convertible Preferred Stock dated October 5, 2017 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on October 5, 2017 and incorporated herein by reference)(File No. 001-32508)

10.39	Letter Agreement dated November 9, 2017, between Camber Permian LLC, NFP Energy LLC and Fortuna Resources Permian, LLC (Filed as Exhibit 10.1 to the Company's Report on Form 8-K, filed with the Commission on November 15, 2017 and incorporated herein by reference) (File No. 001-32508)

10.40	Assignment, Bill of Sale and Conveyance to Fortuna Resources Permian, LLC dated November 9, 2017 (Filed as Exhibit 10.2 to the Company's Report on Form 8-K, filed with the Commission on November 15, 2017 and incorporated herein by reference) (File No. 001-32508)

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer

31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer

32.2**	Section 906 Certification of Periodic Report of Principal Financial Officer

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.LAB	XBRL Label Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.

*101.DEF	XBRL Definition Linkbase Document

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