Form 10-Q
period 2017-12-31
CAMBER ENERGY, INC.
filed 2018-02-14
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares

Common Stock, par value $0.001 per share	93,160,904 (as of February 9, 2018) which number does not include 1,600,000 shares which the Registrant is in the process of cancelling as described in greater detail below under Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

CAMBER ENERGY, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2017	2017
ASSETS
Current Assets
Cash	$947,242	$705,234
Restricted Cash	369,322	1,684,527
Accounts Receivable	1,429,571	1,218,251
Inventories	—	202,677
Other Current Assets	447,321	119,995
Total Current Assets	3,193,456	3,930,684

Property and Equipment
Oil and Gas Properties - Subject to Amortization	60,077,450	73,791,362
Oil and Gas Properties - Not Subject to Amortization	23,267,973	28,947,400
Other Property and Equipment	1,570	441,201
Total Property and Equipment	83,346,993	103,179,963
Accumulated Depletion, Depreciation, Amortization and Impairment	(68,492,131)	(67,398,804)
Total Property and Equipment, Net	14,854,862	35,781,159
Other Assets	137,953	146,369
Total Assets	$18,186,271	$39,858,212

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$3,418,819	$3,094,131
Common Stock Payable	230,960	59,471
Accrued Expenses	1,156,061	778,736
Notes Payable, Net of Discount	—	1,229,021
Current Portion of Long-Term Notes Payable, Net of Discount	35,958,029	43,052,628
Total Current Liabilities	40,763,869	48,213,987

Long-term Notes Payable, Net of Discount	223,253	145,695
Asset Retirement Obligations	812,942	2,045,847
Derivative Liability	743	21,662
Total Liabilities	41,800,807	50,427,191

Commitments and Contingencies

Stockholders’ Deficit
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par, -0- Shares Issued and Outstanding	—	—
Preferred Stock Series B, 600,000 Shares Authorized of $0.001 Par, 408,508 and 552,000 Shares Issued and Outstanding, respectively	409	552
Preferred Stock Series C, 500,000 Shares Authorized of $0.001 Par, 817 and 404 Shares Issued and Outstanding, respectively	1	1
Common Stock, 500,000,000 Shares Authorized of $0.001 Par, 77,300,904 and 27,115,868 Shares Issued and Outstanding, respectively	77,301	27,116
Additional Paid-in Capital	138,994,171	134,894,736
Stock Dividends Distributable	1,795,519	598,650
Accumulated Deficit	(164,481,937)	(146,090,034)
Total Stockholders’ Deficit	(23,614,536)	(10,568,979)
Total Liabilities and Stockholders’ Deficit	$18,186,271	$39,858,212

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Operating Revenues
Crude Oil	$222,702	$484,016	$897,952	$1,139,152
Natural Gas	567,982	636,619	1,648,387	805,617
Natural Gas Liquids	1,365,100	790,185	2,994,303	1,013,809
Total Revenues	2,155,784	1,910,820	5,540,642	2,958,578
Operating Expenses
Lease Operating Expenses	1,194,629	1,298,475	3,642,733	2,074,999
Severance and Property Taxes	113,778	89,606	277,580	165,174
Depreciation, Depletion, Amortization, and Accretion	436,776	1,286,684	1,443,765	1,946,366
Impairment of Oil and Gas Properties	1,875,000	—	4,025,374	48,990,520
Loss on Sale of Oil and Gas Properties	3,851,461	—	3,850,266	—
General and Administrative	2,767,610	1,310,119	5,480,803	3,009,540
Total Operating Expenses	10,239,254	3,984,884	18,720,521	56,186,599
Operating Loss	(8,083,470)	(2,074,064)	(13,179,879)	(53,228,021)

Other Expense (Income)
Interest Expense	943,356	1,457,827	5,106,697	2,384,716
Other Expense (Income), Net	69,983	865,685	105,327	961,465
Total Other Expenses	1,013,339	2,323,512	5,212,024	3,346,181

Net Loss	$(9,096,809)	$(4,397,576)	$(18,391,903)	$(56,574,202)

Net Loss Per Common Share
Basic and Diluted	$(0.15)	$(0.20)	$(0.42)	$(5.64)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	61,439,605	21,782,632	43,531,601	10,039,130

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31,
	2017	2016
Cash Flows from Operating Activities
Net Loss	$(18,391,903)	$(56,574,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	1,443,765	1,946,366
Impairment of Oil and Gas Properties	4,025,374	48,990,520
Loss on Sale of Oil and Gas Properties	3,850,266	—
Loss on Sale of Fixed Assets	6,503	—
Gain on Settlement of Account Payable	—	(44,278)
Share-Based Compensation	963,280	86,484
Amortization of Discount on Notes	867,017	1,423,203
Change in Fair Value of Derivative Liability	(20,919)	(67,572)
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	(211,320)	(1,382,777)
Other Current Assets	(327,326)	(60,542)
Accounts Payable and Accrued Expenses	4,176,296	(595,328)
Net Cash Used in Operating Activities	(3,618,967)	(6,278,126)

Investing Cash Flows
Cash Paid for Segundo Acquisition	—	(4,975,000)
Cash Paid for Oil and Gas Property Development Costs	(1,208,571)	(1,552,026)
Proceeds from Sale of Oil and Gas Properties	1,949,129	—
Proceeds from Sale Fixed Assets	10,069	—
Cash Paid for Other Property and Equipment	(1,570)	(17,001)
Cash Paid for Deposits	—	(62,653)
Proceeds from Deposits	8,416	—
Net Provided by (Used in) Investing Activities	757,473	(6,606,680)

Financing Cash Flows
Proceeds from Issuance of Notes Payable	150,000	43,140,000
Principal Repayments of Notes Payable	(2,361,703)	(34,636,615)
Proceeds from Exercise of Warrants	—	4,072,500
Proceeds from Issuance of Convertible Notes	—	150,000
Cash Released from Restricted Cash	1,315,205	(2,398,929)
Proceeds from Issuance of Series C Preferred Stock and Warrants	4,000,000	5,000,000
Stock Placement Fees Paid	—	(659,578)
Net Cash Provided by Financing Activities	3,103,502	14,667,378

Increase in Cash	242,008	1,782,572
Cash at Beginning of the Period	705,234	197,662
Cash at End of the Period	$947,242	$1,980,234

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

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At December 31, 2017, the Company’s total current liabilities of $40.8 million exceeded its total current assets of $3.2 million, resulting in a working capital deficit of $37.6 million, while at March 31, 2017, the Company’s total current liabilities of $48.2 million exceeded its total current assets of $3.9 million, resulting in a working capital deficit of $44.3 million. The $6.7 million decrease in the working capital deficit is primarily due to the settlement of $9.4 million outstanding under the Rogers note and related accrued interest (as described below).

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

On August 2, 2017, and effective June 13, 2017, Vantage provided the Company the Initial Tranche funding, in exchange, the Company assigned all of our rights in Camber Permian to Vantage pursuant to an Assignment and granted Vantage the warrants to purchase 1,600,000 shares of common stock effective June 13, 2017.

On July 17, 2017, Vantage provided $120,000 to the Company under the Vantage Note and on July 20, 2017, Vantage provided $30,000 to the Company under the Vantage Note. Vantage was granted a second lien on the Jackrabbit property in connection with the financing.

On November 9, 2017, in connection with the sale of the Jackrabbit Acreage, the Company paid Vantage the full amount due on the Vantage Note of $150,000.

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

Under the terms of the October 2017 Purchase Agreement, (1) the Investor purchased 212 shares of Series C Preferred Stock on the closing date of the agreement, October 4, 2017 (the “Initial Closing”), for $2 million, and agreed, subject to certain closing conditions set forth in the agreement, to purchase (2) 106 shares of Series C Preferred Stock for $1,000,000, 10 days after the Initial Closing (which closing occurred on November 21, 2017); (3) 105 shares of Series C Preferred Stock for $1,000,000, 10 days after the second closing (which closing occurred on December 27, 2017); (4) 105 shares of Series C Preferred Stock for $1,000,000, 10 days after the third closing (which closing occurred on January 30, 2018); (5) 105 shares of Series C Preferred Stock for $1,000,000, 10 days after the fourth closing; (6) 525 shares of Series C Preferred Stock for $5,000,000, 30 days after the fifth closing; and (7) 525 shares of Series C Preferred Stock for $5,000,000, 30 days after the sixth Closing. Conditions to closing the sale of the additional shares of Series C Preferred Stock described above include, that except with regard to the first four closings described above, the Company’s common stock is required to be listed for and currently trading on the NYSE American market or a higher trading market; the Company is required to be in compliance with all requirements to maintain such listing and there cannot be any notice of any suspension or delisting with respect to the trading of the shares of common stock on such trading market; except with regard to the first four closings only, the Company is required to have duly authorized shares of common stock reserved for issuance to Investor in an amount equal to three times the number of shares sufficient to immediately issue all shares of common stock potentially issuable upon conversion of the Series C Preferred Stock sold to Investor under the October 2017 Purchase Agreement (collectively, the “Conversion Shares”) and any other agreements with Investor; except with regard to the initial closing only, the Company is required to obtain approval and listing of all Conversion Shares on the NYSE American; for the second through fifth closings only, (i) an aggregate dollar trading volume of at least $10 million must have traded on NYSE American during regular trading hours, from the trading day after the immediately prior closing until the trading day immediately before the relevant closing, but expressly excluding all volume traded on any days that the Investor is prevented or delayed from reselling shares of common stock (“Excluded Days”); and (ii) the Company’s common stock is required to have a volume weighted average price on the NYSE American for the prior trading day of at least $0.15 per share of common stock; and with respect to the final two closings, an aggregate dollar trading volume of at least $50 million must have traded on NYSE American during regular trading hours, from the trading day after the immediately prior to each of the closings from the prior funding until the trading day immediately before the relevant closing, but expressly excluding all volume traded on any Excluded Days, and if any such conditions are not met on the date initially set for such closing, each closing will occur as soon thereafter as they are met, if ever. The closing of the additional sales of Series C Preferred Stock as described above are subject to closing conditions which may not be met timely, if at all, and as such, we may not ever sell any additional shares of Series C Preferred Stock under the October 2017 Purchase Agreement.

The Company used and plans to use the proceeds from the sale of the Series C Preferred Stock for working capital, workovers on existing wells, acquisition of additional workovers, drilling and completion of additional wells, repayment of vendor balances and payments to International Bank of Commerce (“IBC”), in anticipation of regaining compliance.

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

Pursuant to a Letter Agreement the Company entered into, at the closing of the Acquisition, RAD2 Minerals, Ltd. (“RAD2”), one of the Sellers, which is owned and controlled by Richard N. Azar II, who was appointed as the Company’s Chairman on August 26, 2016, serving as the Company’s Chairman until May 16, 2017, provided that Mr. Azar continues to serve as a member of the Board of Directors and was appointed as Chief Executive Officer of the Company on June 2, 2017, agreed to accept full financial liability for any and all deficiencies between the “Agreed Assets Value” set forth in the Asset Purchase Agreement of $80,697,710, and the mutually agreed upon value of the assets delivered by the Sellers at the closing of the Acquisition, up to an aggregate of $1,030,941 (as applicable, the “Deficiency”). The Company accepted additional oil and gas producing properties and two salt water disposal facilities from the Sellers with an approximate value of $1.0 million to resolve this Deficiency. RAD2 is one of the Sellers, which is owned and controlled by Richard N. Azar II, who was appointed as our Chairman on August 26, 2016, serving as Chairman until May 16, 2017, provided that Mr. Azar continues to serve as a member of the Board of Directors and was appointed as Chief Executive Officer of the Company on June 2, 2017.

The Asset Purchase Agreement between the Sellers and the Company relating to the Acquisition included the requirement that, following the closing, the parties undertake an accounting/true-up of expenses attributable to the assets acquired by the Company and revenue generated from such assets. A dispute has arisen between the Sellers and the Company as to the time period which the Company was to be responsible for the payment of expenses and was to receive the revenue from such assets prior to the closing of the transaction. Specifically, the Company believes that the agreements provide for it to be responsible for all expenses associated with the assets, and to receive all revenue generated from the assets, from April 1, 2016, the effective date of the Asset Purchase Agreement, through the closing date, August 25, 2016. The Sellers on the other hand, which include entities owned by Richard N. Azar, II, the Company’s Chief Executive Officer, have argued that the Company was only responsible for expenses, and was only due to receive revenue from the assets, beginning on the closing date, August 25, 2016. The difference in the amounts claimed due to the Company from the parties currently varies from a high of $1,121,718, which the Company alleges it is due, to a low of $342,298, which the Sellers allege that the Company is due. The parties continue to discuss the issues raised and to work towards a mutually acceptable settlement; however, due to the continuing dispute, for the purposes of the attached financial statements, the Company has recorded a receivable of $1,121,718 with an allowance of $779,420 for a net balance of $342,298. It is possible that any settlement may not result in any funds being paid to the Company, and any settlement may result in the return of shares to the Company for cancellation.

Rogers Loan and Promissory Note

At December 31, 2017, the Company had settled the $7.5 million Letter Loan Agreement originally entered into with Louise H. Rogers (“Rogers”) on August 13, 2013 (the “Rogers Loan”). No amortization of debt discount was recorded during the nine-month periods ending December 31, 2017 and 2016. See Note 6 “Notes Payable and Debenture” for further details.

Loan Agreement with International Bank of Commerce (“IBC”)

As discussed in “Note 6 – Notes Payable and Debenture”, the Company borrowed $40 million from International Bank of Commerce (“IBC”) effective August 25, 2016. The proceeds of the loan were used to repay and refinance approximately $30.6 million of indebtedness owed by certain of the Sellers to IBC as part of the closing of the Acquisition. As of March 31, 2017 and December 31, 2017, the Company was not in compliance with certain covenants of the loan agreement, including requiring the Company to maintain a net worth of $30 million, and the balance of the loan due to IBC of $37.4 million (less unamortized debt issuance costs of approximately $1.5 million), was recognized as a short-term liability on the Company’s balance sheet as of March 31, 2017 and December 31, 2017.

The Company entered into extension agreements with IBC, in or around December 2017 and January 2018. Notwithstanding the extensions, the Company is still in default under the IBC loan, the entire amount of the IBC loan may be accelerated and IBC may take action to enforce its remedies under the loan agreement. The IBC loan is secured by substantially all of the Company’s assets and if IBC were to foreclose on our assets it would have a material adverse effect on our operations and may force us to seek bankruptcy protection. See Note 6 “Notes Payable and Debenture” for further details.

Dreeben Loan

On November 9, 2017, in connection with the sale of the Jackrabbit Acreage, the Company repaid Mr. Dreeben the full amount due on the short-term promissory note of $1,050,000. See Note 4 “Property and Equipment” and Note 6 “Notes Payable and Debenture” for further details.

Loan from Non-Related Individual

On November 9, 2017, in connection with the sale of the Jackrabbit Acreage, the Company repaid the non-related individual the full amount due on the short-term promissory note of $263,158. See Note 4 “Property and Equipment” and Note 6 “Notes Payable and Debenture” for further details.

Sale of Jackrabbit Acreage

On November 9, 2017, the Company (through its subsidiary, Camber Permian LLC) and NFP Energy LLC (“NFP”), its joint venture partner, sold oil and gas properties totaling approximately 2,452 acres in Gaines County, Texas, to Fortuna Resources Permian, LLC (“Fortuna”). With the proceeds from the sale, the Company paid the 1st lien holders including Alan Dreeben and 2nd lien holder Vantage Fund, LLC, thus reducing its liabilities by $1,518,924 and paid NFP $662,072, to terminate the joint venture agreement. See Note 4 “Property and Equipment” for further details.

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

Costs of oil and natural gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $5.67 and $13.81 per barrel of oil equivalent for the nine months ended December 31, 2017 and 2016, respectively.

All of Camber’s oil and gas properties are located in the United States. Below are the components of Camber’s oil and gas properties recorded at:

	December 31, 2017	March 31, 2017
Oil and gas properties subject to amortization	$58,590,496	$72,318,163
Oil and gas properties not subject to amortization	23,267,973	28,947,400
Capitalized asset retirement costs	1,486,954	1,473,199
Total oil and gas properties	83,345,423	102,738,762
Accumulated Depletion, Depreciation, Amortization and Impairment	(68,492,131)	(67,036,915)
Net capitalized costs	$14,853,292	$35,701,847

For the nine months ended December 31, 2017, the Company recorded impairments totaling $4,025,374, which represented $3,925,000 due to lease expirations and $100,374 related to an impairment of proved properties based on the quarterly ceiling test. The Company wrote off an additional $412,000 of leasehold costs related to leases that were not renewed. In addition, for the nine months ended December 31, 2017, the Company capitalized approximately $1,000,000 attributable to intangible and tangible completion costs.

Rogers Transaction

The cure period on the Rogers Loan expired on September 11, 2017, and as of such date, all principal, interest and unpaid costs thereunder were immediately due and payable (which totaled approximately $9.4 million as of the date of acceleration which amount included $2.1 million of default interest). Prior to the default, CATI Operating, LLC (“CATI”) had not recorded interest due on the note based on its earlier agreements. As a result of the default, demand and acceleration, CATI recorded the default interest demand of $2.1 million in the three-month period ended December 31, 2017. In September 2017, Rogers foreclosed on the assets of CATI which secured the note. On October 3, 2017, the trustee of those assets, for the benefit of the lender, sold these assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness.

On December 15, 2017, CATI entered into a Release of Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (the “Release”) with Rogers. Pursuant to the Release, the Company completed a transaction in which CATI provided Rogers, pursuant to an Assignment of Overriding Royalty Interest (the “Royalty Assignment”), with an overriding royalty (equal to 0.01 of 8/8ths of all oil and gas) on CATI’s remaining leasehold and Rogers released CATI from all remaining indebtedness owed. The Release, which was filed in various counties in Texas on January 22, 2018 and January 23, 2018, discharged approximately $9.4 million in principal and interest outstanding and owed to Rogers, according to Rogers. The effective date of the Release was December 15, 2017. Additionally, the remaining leasehold and ownership of CATI was assigned to Arkose Lease Partners, L.L.C., a third party (“Arkose”), pursuant to an Assignment of Membership Interest (the “Assignment”), dated November 1, 2017, in exchange for Arkose’s assumption of all plugging and abandonment liabilities of CATI. See Note 6 “Notes Payable and Debenture” for further details. See further discussion of accounting for the Rogers Transaction in Note 6.

Vantage Transaction

On August 2, 2017 and effective June 13, 2017, Vantage provided us the Initial Tranche funding, we assigned all of our rights in Camber Permian to Vantage pursuant to an Assignment (the “Assignment”), and we granted Vantage the Vantage Warrant. See Note 2 “Liquidity and Going Concern Considerations” for further details. The book value of the Camber Permian rights was $114,500.

Sale of Jackrabbit Acreage

On November 9, 2017 and effective November 1, 2017, the Company and NFP Energy LLC (“NFP”) its joint venture partner sold its 90% ownership position in oil and gas properties totaling approximately 2,452 acres in Gaines County, Texas, to Fortuna Resources Permian (“Fortuna”), for $1,000 per acre or an aggregate of $2,206,718 payable to the Company. The Company paid NFP $662,072, to terminate the joint venture agreement and the property sold had a net book value of $1,544,843. The transaction resulted in a $314,002 gain which is included in Loss on Sale of Oil and Gas Properties on the income statement. This acreage, part of the Company’s “Jackrabbit” acreage, targeted the San Andres formation in the Permian Basin.  Additionally, the Company and NFP jointly terminated their venture.  With the proceeds from the sale, the Company paid the first lien holders including Alan Dreeben (a former director of the Company) and second lien holder Vantage, thus reducing its liabilities by approximately $1,525,000. The Company maintains a 90% ownership position in the remaining approximately 1,200 acres in the area.

Segundo Transaction

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

Other Property and Equipment

In February 2014, the Company purchased a field office for approximately $50,000 which is used to provide local operational support for its properties in the Eagle Ford and Austin Chalk areas. The land upon which the field office resides was initially leased by the Company over a three-year term beginning in January 2014 through December 2016, for yearly lease amounts of $7,200 and $7,800, and $8,400 over the three-year term, respectively. In January 2017, the Company renewed the lease on a year-to-year basis for $7,200. The field office was transferred as a part of the Release with Rogers. See Note 6 “Notes Payable and Debenture” for further details.

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

In August 2017, the Company ceased its use of this office space and moved its headquarters to 4040 Broadway, Suite 425, San Antonio, Texas. The Company is committed to the remaining lease payments for the Houston office space for approximately $346,000 assuming an early termination of the lease on July 31, 2019. The Company recorded monthly rent expense associated with the Houston lease through August 2017. In accordance with the accounting guidance in ASC 420-10-25-13 regarding exit or disposal cost obligations, as of August 2017, the Company recorded rent expense, within general and administrative expense, and accrued a liability of $302,289, which represents the fair value of costs that will continue to be incurred during the remaining term of the Houston lease without economic benefit to the Company. As of December 31, 2017, the carrying amount of the liability of $302,289 was included in accrued expenses on the Company’s balance sheet. In addition, the Company wrote-off $189,533 of mostly fully depreciated property and equipment that was not re-located to the San Antonio headquarters resulting in a loss of $3,368.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the retirement of oil and gas property and equipment for the nine-month periods ended December 31, 2017 and 2016, respectively.

	2017	2016
Carrying amount at beginning of period	$2,045,847	$1,179,170
Accretion	81,600	70,714
Acquisition of oil and gas properties	—	755,862
Dispositions	(1,328,260)	—
Change in estimate	13,755	—
Carrying amount at end of period	$812,942	$2,005,746

Camber does not have any short-term asset retirement obligations as of December 31, 2017 and March 31, 2017.

NOTE 6 – NOTES PAYABLE AND DEBENTURE

The Company’s notes payable and debenture consisted of the following:

	December 31, 2017	March 31, 2017
Note Payable - Rogers	$—	$6,883,697
Note Payable - Dreeben	—	1,050,000
Note Payable - Non-Related Individual	—	263,158
Debenture	495,000	530,000
Note Payable -Vantage	—	—
Note Payable - IBC	37,443,308	38,324,527
	37,938,308	47,051,382
Unamortized debt discount	(1,757,026)	(2,624,038)
Total Notes Payable and Debenture	36,181,282	44,427,344
Less current portion of long-term debt	(35,958,029)	(44,281,649)
Long-term portion	$223,253	$145,695

Rogers Loan and Promissory Note

At December 31, 2017, the Company had no liability under the $7.5 million Letter Loan Agreement originally entered into with Rogers on August 13, 2013.

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

On February 1, 2017, the Company agreed to extend the maturity date of the Rogers Loan from January 31, 2017 to April 30, 2017. As consideration, the Company paid $9,000 to Rogers and $9,000 to Robertson Global Credit, LLC (“Robertson”), the servicer of the loan. In April 2017, the maturity date was extended again until July 31, 2017. As consideration, the Company paid $9,000 to Ms. Rogers and $9,000 to Robertson. The Company failed to pay the amount due to Rogers on July 31, 2017.

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

The cure period on the Rogers Loan expired on September 11, 2017, and as of such date, all principal, interest and unpaid costs thereunder were immediately due and payable (which totaled approximately $9.4 million as of the date of acceleration which amount included $2.1 million of default interest). Prior to the default, CATI had not recorded interest due on the note based on its earlier agreements. As a result of the default, demand and acceleration, CATI recorded the default interest demand of $2.1 million in the three-month period ended December 31, 2017. In September 2017, Rogers foreclosed on the assets of CATI which secured the note. On October 3, 2017, the trustee of those assets, for the benefit of the lender, sold these assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness.

On December 15, 2017, CATI entered into a Release of Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (the “Release”) with Rogers. Pursuant to the Release, the Company completed a transaction in which CATI provided Rogers, pursuant to an Assignment of Overriding Royalty Interest (the “Royalty Assignment”), with an overriding royalty (equal to 0.01 of 8/8ths of all oil and gas) on CATI’s remaining leasehold and Rogers released CATI from all remaining indebtedness owed. The Release, which was filed in various counties in Texas on January 22, 2018 and January 23, 2018, discharged approximately $9.4 million in principal and interest outstanding and owed to Rogers, according to Rogers. The effective date of the Release was December 15, 2017. Additionally, the remaining leasehold and ownership of CATI was assigned to Arkose Lease Partners, L.L.C., a third party (“Arkose”), pursuant to an Assignment of Membership Interest (the “Assignment”), dated November 1, 2017, in exchange for Arkose’s assumption of all plugging and abandonment liabilities of CATI.

The following table summarizes the loss on the Rogers foreclosure on the assets of CATI, Release with Rogers, and assignment to Arkose:

Forgiveness of existing secured loan	$6,866,371
Forgiveness of accrued interest	2,565,705
Transfer of ARO liability	1,328,260
Transfer of oil and gas properties	(14,664,571)
Transfer of other assets	(261,227)
Loss on transaction	$(4,165,462)

Dreeben Note

On June 27, 2016, the Company entered into an amended and restated short-term promissory note, amending and restating the note originally entered into with Mr. Dreeben on March 28, 2016 evidencing an additional $100,000 borrowed on June 13, 2016, plus a $10,000 original issue discount on such loan amount and extending the maturity date of the note to August 31, 2016.

On August 31, 2016, the Company paid Mr. Dreeben the full amount due on the short-term promissory note of $385,000.

On January 31, 2017, the Company borrowed $1,000,000 from Alan Dreeben, one of the Company’s then directors, pursuant to a short-term promissory note. The short-term promissory note had a principal balance of $1,050,000 (the $1,000,000 principal amount borrowed plus a $50,000 original issue discount), accrued interest at 6% per annum and had a maturity date of January 31, 2018, with standard and customary events of default. As additional consideration for Mr. Dreeben agreeing to make the loan, the Company issued Mr. Dreeben 40,000 shares of restricted common stock in August 2017. The fair value of the restricted shares was $30,000 based on the closing price of the Company’s common stock on the issuance date. The fair value of the shares was recorded as additional debt discount.

On November 9, 2017, in connection with the sale of the Jackrabbit Acreage, the Company repaid Mr. Dreeben the full amount due on the short-term promissory note of $1,050,000. See Note 4 “Property and Equipment” for further details.

Vantage Funding

On July 17, 2017, Vantage provided $120,000 to the Company under the Vantage Note and on July 20, 2017, Vantage provided $30,000 to the Company under the Vantage Note. Vantage was granted a second lien on the Jackrabbit property in connection with the financing. On November 9, 2017, in connection with the sale of the Jackrabbit Acreage, the Company paid Vantage the full amount due on the Vantage Note of $150,000. See Note 2 “Liquidity and Going Concern Considerations” for further details.

Non-Related Individual Note

On March 9, 2017, the Company borrowed $250,000 from a non-related individual pursuant to a short-term promissory note. The short-term promissory note has a principal balance of $263,158 (the $250,000 principal amount borrowed plus a $13,158 original issue discount), accrues interest at 6% per annum and has a maturity date of March 9, 2018 and contains standard and customary events of default. On November 9, 2017, in connection with the sale of the Jackrabbit Acreage, the Company paid the non-related individual the full amount due on the short-term promissory note of $263,158. See Note 4 “Property and Equipment” for further details.

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

Loan Agreement with IBC

As of December 31, 2017, the Company was not in compliance with certain covenants of the loan agreement with IBC, including requiring the Company to maintain a net worth of $30 million, and the balance of the loan due to IBC of $37.4 million (less unamortized debt issuance costs of approximately $1.5 million), was recognized as a short-term liability on the Company’s balance sheet as of December 31, 2017. The Company has also recognized approximately $239,000 in accrued interest as of December 31, 2017.

On September 8, 2017, the Company received a Notice of Default and Opportunity to Cure (the “Notice”) from IBC, stating that the Company was in default under its loan due to failing to make a required $425,000 loan payment on August 25, 2017 (the “Payment Default”). The Notice was also sent to the guarantors under the Loan Agreement. The Notice also cited the Company for several covenant defaults including exceeding a cap on monthly general and administrative expenses; falling below $30 million of net worth; failing to comply with certain post-closing covenants regarding the assignment of certain oil and gas interests, the execution of certain supplemental mortgages and the completion of certain curative title requirements; failing to pay costs and expenses required pursuant to the terms of the Loan Agreement; failing to meet the requirements of a cash flow test as described in greater detail in the Loan Agreement; and exceeding the loan to value determination provided for in the Loan Agreement. In order to cure the Payment Default described in the Notice, the Company was required to pay $425,000, as well as any attorney’s fees and/or late fees as determined by IBC, on or before September 18, 2017, which amount was not paid and to cure the covenant defaults, which covenant defaults were not cured.

Pursuant to extension agreements entered into with IBC, in or around December 2017 and January 2018, (a) IBC agreed to waive the Company’s obligation to make the August 30, 2017, $425,000 monthly principal payment originally due under the IBC loan; (b) the Company confirmed the amount outstanding under the IBC loan ($37,443,308 as of each extension); (c) IBC agreed that interest only payments would be due on September 30, 2017, October 30, 2017, November 30, 2017 and December 31, 2017, with principal payments of $425,000 per month to begin thereafter, which principal payments were not made; (d) the parties agreed that the amounts owed to IBC were payable on demand, provided that if no demand was made, such amounts would be payable by way of monthly payments of $425,000 of principal, plus accrued interest, with the remaining amount owed to IBC due at maturity (August 25, 2019); (e) that the amount owed to IBC will accrue interest at the rate of 2% per annum above the prime rate, subject to a floor of 5.5% (currently 6.25% per annum); (f) if the Company fails to make any payment due to IBC within 10 days of its due date, IBC is due a late payment of 5% of the amount past due (subject to a minimum of $10 and a maximum of $1,500 per late payment); and (g) the Company and the guarantors of the IBC loan released IBC from any claims against IBC as of the date of each of such extensions.

Notwithstanding the above extensions, the Company is still in default under the IBC loan, the entire amount of the IBC loan may be accelerated and IBC may take action to enforce its remedies under the loan agreement. The IBC loan is secured by substantially all of the Company’s assets and if IBC were to foreclose on our assets it would have a material adverse effect on our operations and may force us to seek bankruptcy protection.

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

Activities for derivative warrant instruments during the nine months ended December 31, 2017 and 2016 were as follows:

	2017	2016
Carrying amount at beginning of period	$21,662	$126,960
Change in fair value	(20,919)	(67,572)
Carrying amount at end of period	$743	$59,388

The fair value of the derivative warrants was calculated using the Black-Scholes pricing model. Variables used in the Black Scholes pricing model as of December 31, 2017 include (1) discount rate of 1.76%, (2) expected term of 1 year, (3) expected volatility of 141.35%, and (4) zero expected dividends. Variables used in the Black-Scholes pricing model as of December 31, 2016 include (1) discount rate of 1.20%, (2) expected term of 2 years, (3) expected volatility of 179.29%, and (4) zero expected dividends.

As of December 31, 2017, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Office Lease

In August 2017, the Company ceased its use of this office space and moved its headquarters to 4040 Broadway, Suite 425, San Antonio, Texas. The Company is committed to the remaining lease payments for the Houston office space for approximately $346,000, assuming an early termination of the lease on July 31, 2019. The Company recorded monthly rent expense associated with the Houston lease through August 2017. In accordance with the accounting guidance in ASC 420-10-25-13 regarding exit or disposal cost obligations, as of August 2017, the Company recorded rent expense, within general and administrative expense, and accrued a liability of $302,289, which represents the fair value of costs that will continue to be incurred during the remaining term of the Houston lease without economic benefit to the Company. As of December 31, 2017, the carrying amount of the liability of $302,289 was included in accrued expenses on the Company’s balance sheet. In addition, the Company wrote-off $189,533 of mostly fully depreciated property and equipment that was not re-located to the San Antonio headquarters resulting in a loss of $3,368.

Effective October 1, 2017, the Company entered into an agreement to sublease space on a month to month basis in San Antonio, Texas from RAD2 Minerals, Ltd., an entity owned and controlled by Mr. Azar, the Company’s Chief Executive Officer. Monthly rent for October through December 2017 was $5,000 per month increasing to $7,500 per month effective January 2018.

Consulting Contracts

On October 4, 2017, the Company entered into an agreement with a digital marketing advisor pursuant to which the advisor agreed to create original content with the goal of increasing public awareness about the Company and the Company agreed to pay the advisor (a) $20,000 per month beginning in October 2017 and ending on February 28, 2018, (b) $50,000 per month thereafter through October 4, 2018, the end of the term of the agreement, and (c) 3,750,000 shares of restricted common stock, with 2.5 million shares issued in November 2017 and the remainder due on May 1, 2018.

On October 4, 2017, the Company entered into a consulting agreement with a third party consultant which consultant agreed to provide investor relations and public relations services to the Company. As consideration pursuant to the agreement, the Company issued the consultant 1,000,000 shares of restricted common stock with piggy-back registration rights in November 2017.

On November 13, 2017, the Company entered into a consulting agreement with another third party consulting company whereby the consulting company agreed to act as the Company’s Interim Vice President of Strategy. As consideration pursuant to the agreement, the Company agreed to pay (a) a non-refundable installment of $150,000 upon the execution of the agreement, and (b) beginning on February 1, 2018, the Company will pay $50,000 per month on the first of each month.

Legal Proceedings

From time to time, the Company may become party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. The Company is not currently involved in any legal proceedings that it believes could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. The Company may become involved in material legal proceedings in the future.

Rubenstein Matter

On September 28, 2017, Aaron Rubenstein, a purported shareholder of the Company’s common stock, filed a lawsuit against the Company (as nominal defendant) and Richard N. Azar II, its Chief Executive Officer and director, RAD2 Management, LLC, RAD2 Minerals, Ltd. and Segundo Resources, LLC, each an entity owned and controlled by Mr. Azar, in the United States District Court, Western District of Texas (Case No. 5:17-cv-962-FB).  The suit seeks the recovery (for the benefit of the Company) of alleged short-swing profits from Mr. Azar and his related entities under Section 16(b) of the Exchange Act relating to various transactions involving Series B Preferred Stock of the Company in November 2016 and January 2017. Mr. Azar denies the existence of any short-swing profits and filed a denial with the court. The Company also filed a denial with the court.

Petroflow Matter

In October 2017, the Company agreed to pay directly and reimburse entities owned in part by Alan Dreeben, a former director of the Company, for legal fees and settlement payments expended in connection with the defense of Petroflow Energy Corporation v. Sezar Energy, L.P. and Brittany Energy, LLC, Case No. 16-CV-700-TCK;TLW, In the United States District Court – N.D. OK. The Company was the beneficiary through the release of interest in disputed lease interests from Petroflow to the Company that provides the Company with complete control over those properties to renew expired leases and to have 100% of the drilling rights related to those properties. Sezar Energy and Brittany Energy have assigned any interests they may have had in conjunction with litigation in exchange for the Company making the agreed settlement payments of $475,000 plus direct payments and reimbursement of the legal costs paid on behalf of the defendants by Mr. Dreeben. Total legal fees expended by such entities totaled $392,043, and the Company reimbursed such fees by issuing Mr. Dreeben 1,960,218 shares of common stock with a value of $0.20 per share in November 2017. In addition, the Company directly paid legal fees and settlement payments totaling $378,694. The total expense related to the Petroflow matter of $770,737 is included in General and Administrative expense on the income statement.

NOTE 9 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2018 and 2017 fiscal year and consequently, recorded no provision or benefit for income taxes for the three and nine months ended December 31, 2017 and 2016.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Series A Convertible Preferred Stock

On April 19, 2016, the holder of our Series A Convertible Preferred Stock agreed to convert all 500 shares of our outstanding Series A Convertible Preferred Stock into 20,000 shares of our common stock (a conversion ratio of 40:1 as provided in the original designation of the Series A Convertible Preferred Stock adjusted for the Company’s 1:25 reverse stock split effective on July 25, 2015), which conversion was completed on April 25, 2016. The Company paid the holder $20,000 in connection with such conversion in order to comply with the terms of the Asset Purchase Agreement that required that no shares of Series A Convertible Preferred Stock be outstanding at the closing. As of December 31, 2017, the Company had no Series A Convertible Preferred Stock issued or outstanding.

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

As of December 31, 2017, the 408,508 outstanding shares of Series B Preferred Stock had accrued an aggregate of $453,573 in quarterly dividends ($153,191 each for the quarters ended June 30, 2017, September 30, 2017 and December 31, 2017). The Company paid the accrued dividends on February 5, 2018, by way of the issuance of an aggregate of 131,313 shares of our common stock to the preferred shareholders pursuant to the terms of the designation (which provides that the Shares shall be based on a value of $3.50 per share).

The 408,508 shares of Series B Preferred Stock have the following features:

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

The holder of the Series C Preferred Stock is entitled to cumulative dividends through maturity, which initially totaled 6% per annum, and are adjustable to up to 34.95% per annum, based on certain triggering events and the trading price of the Company’s common stock. The interest rate on the Series C Preferred Stock issued prior to October 5, 2017 currently total 34.95% per annum and the interest rate on the Series C Preferred Stock issued after October 5, 2017 currently totals 24.95% per annum, with such interest, in each case, payable upon redemption, conversion, or maturity, and when, as and if declared by our Board of Directors in its discretion. The Series C Preferred Stock ranks senior to the common stock and pari passu with respect to our Series B Redeemable Convertible Preferred Stock.

The Series C Preferred Stock may be converted into shares of common stock at any time at the option of the holder, or at the Company’s option if certain equity conditions (as defined in the Certificate of Designation) are met. Upon conversion, the Company will pay the holder of the Series C Preferred Stock being converted an amount, in cash or stock at its sole discretion, equal to the dividends that such shares would have otherwise earned if they had been held through the maturity date (7 years), and issue to the holder such number of shares of common stock equal to $10,000 per share of Series C Preferred Stock (the “Face Value”) multiplied by the number of such shares of Series C Preferred Stock divided by the conversion rate ($3.25 per share).

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

The following summarizes the Series C Preferred Stock converted during the nine months ended December 31 2017:

Date	Number of Shares Converted	Face Value	Common Stock Due	Additional Dividend Premium Shares	Total Common Stock
April 11, 2017	10	$100,000	30,770	1,243,772	1,274,542
	10	$100,000	30,770	1,243,772	1,274,542

As of December 31, 2017, the Company accrued common stock dividends on the Series C Preferred Stock based on the then 24.95% and 34.95% premium dividend rate described above, as applicable. The Company recognized a charge to additional paid-in capital and stock dividends distributable but not issued of $1,771,532 related to the stock dividend declared but not issued.

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

On October 5, 2017, in connection with the entry into the October 2017 Purchase Agreement, the Investor purchased 212 shares of Series C Preferred Stock for $2 million (the “Initial Closing”). On November 21, 2017, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 106 shares of Series C Preferred Stock for $1 million (the “Second Closing”). On December 27, 2017, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Third Closing”). On January 30, 2018, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Fourth Closing”).

See discussion of the October 2017 Purchase Agreement with the Investor in Note 2.

Common Stock

The following summarizes the Company’s common stock activity during the nine-month period ended December 31, 2017:

		Common Shares
	Amount (a)	Per Share	Issued and Outstanding Shares
Balance at March 31, 2017			27,115,868
Preferred Stock Series B Conversion	$399,728	$0.39	1,024,943
Preferred Stock Series C Conversion (b)	—	—	10,243,718
Preferred Stock Series B Dividends	34,837	0.59	59,146
Warrant Conversion - Abeyance (c)	—	—	31,545,154
Consulting Services	560,000	0.16	3,500,000
Litigation Settlement	313,635	0.16	1,960,218
Note Conversion	35,000	0.02	1,754,711
Share-Based Compensation (d)	23,573	0.50	47,146
Dreeben Note Shares	30,000	0.75	40,000
Third Party Lender Note Shares	5,900	0.59	10,000
Balance at December 31, 2017			77,300,904

(a)	Net proceeds or fair value on grant date, as applicable.

(b)	Shares previously held in abeyance until such time as it would not result in the investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock).

(c)	Shares issued from the October 7, 2016 exercise of warrants resulting from an increase in the conversion premium.

(d)	For the year ended March 31, 2017, Camber issued 22,131 shares of its common stock with an aggregate grant date fair value of $72,035, which were valued based on the trading value of Camber’s common stock on the date of grant. Also, on December 31, 2016, the Company agreed to award an additional 19,010 shares of its common stock with an aggregate grant fair value of $23,573, which were valued based on the trading value of Camber’s common stock on the date of grant. Those common stock awards had yet to be physically issued as of March 31, 2017 and therefore, were recognized as accrued common stock payable on the March 31, 2017 balance sheet. The shares were awarded according to the employment agreement with an officer and as additional compensation for other officers and managerial personnel. These common stock awards were issued during the nine-month period ended December 31, 2017.

Warrants

On August 2, 2017, and effective June 13, 2017, the Company entered into an agreement with Vantage pursuant to which Vantage agreed to provide up to $6 million of funding to the Company, at the sole discretion of Vantage. The initial tranche consisted of $400,000 received on June 12, 2017, in exchange for the assignment to Vantage of all of the Company’s rights and ownership in its wholly-owned subsidiary Camber Permian II, LLC (“Camber Permian”) which included leaseholds and potential participation rights and warrants to purchase 1,600,000 shares of the Company’s common stock. The fair value of the warrants was determined to be $284,305 as of the grant date using the Black-Scholes Option Pricing model. Variables used in the Black Scholes model as of June 12, 2017 include (1) discount rate of 1.78% (2) expected term of 5 years, (3) expected volatility of 135.42%, and (4) zero expected dividends.

During the three and nine months ended December 31, 2017, the Vantage Warrants were granted (in August 2017, as described above), and warrants to purchase 41,300 shares of common stock originally issued in April 2012 expired. No other warrants were issued or were cancelled.

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

As of February 12, 2018, a total of 52,395,154 shares of common stock had been issued to the Investor in connection with the exercise of the First Warrant of the approximately 110,447,753 shares which are due (58,052,599 shares remain to be issued to the Investor, which shares are currently held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock)) as of February 8, 2018 (subject to increases as the value of our common stock decreases). In the nine months ended December 31, 2017, 31,545,154 shares of common stock were issued and subsequent to December 31, 2017, 15,580,000 shares of common stock were issued.

Additionally, warrants to purchase 66,668 shares of common stock issued in connection with an equity raise completed in April 2014, contained a weighted average anti-dilutive provision in which the exercise price of the warrants are adjusted downward based on any subsequent issuance or deemed issuance of common stock or convertible securities by the Company for consideration less than the then exercise price of such warrants. As a result of the anti-dilution rights, the exercise price of the warrants was adjusted to $3.59 per share, in connection with an automatic adjustment to the exercise price due to the Acquisition. As of December 31, 2017, the fair value of the derivative liability associated with the 66,668 warrants was $771 compared to $21,662 at March 31, 2017. Therefore, the $20,891 change in the derivative liability fair value was recorded as other income on the consolidated statement of operations.

At December 31, 2017, 11,195 outstanding warrants had an intrinsic value of $1,231. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options. These warrants were initially issued in connection with the Rogers Loan on August 13, 2013, and the exercise price was lowered from $33.75 to $0.01 per share on August 12, 2015.

The following is a summary of the Company’s outstanding warrants at December 31, 2017:

Warrants Outstanding		Exercise Price ($)	Expiration Date	Intrinsic Value at December 31, 2017
11,000	(1)	37.50	April 4, 2018	$—
2,000	(2)	37.50	May 31, 2018	—
11,195	(3)	0.01	August 13, 2018	1,231
66,668	(4)	3.59	April 21, 2019	—
124,285	(5)	1.50	April 21, 2021	—
1,600,000	(6)	0.25	June 12, 2022	—
1,815,148				$1,231

(1)	Warrants issued in connection with the issuance of certain notes in April 2013, of which the outstanding principal and interest was paid in full on August 16, 2013. The warrants were exercisable on the grant date (April 4, 2013) and remain exercisable until April 4, 2018.

(2)	Warrants issued in connection with the issuance of certain notes in May 2013, of which the outstanding principal and interest was paid in full on August 16, 2013. The warrants were exercisable on the grant date (May 31, 2013) and remain exercisable until May 31, 2018.

(3)	Warrants issued in connection with the Rogers Loan. The warrants were exercisable on the grant date (August 13, 2013) and remain exercisable until August 13, 2018. The exercise price was lowered to $0.01 per share on August 12, 2015.

(4)	Warrants issued in connection with the sale of units in the Company’s unit offering in April 2014. The Warrants became exercisable on April 21, 2014 and will remain exercisable thereafter until April 21, 2019.

(5)	Warrants issued in connection with the sale of convertible notes. The warrants were exercisable on the grant date (April 26, 2016) and remain exercisable until April 26, 2021.

(6)	Warrants issued in connection with the Initial Tranche of the funding from Vantage. The warrants were exercisable on the grant date (June 12, 2017) and remain exercisable until June 12, 2022.

On October 4, 2017, the Company entered into an agreement with a digital marketing advisor pursuant to which the advisor agreed to create original content with the goal of increasing public awareness about the Company and the Company agreed to pay the advisor (a) $20,000 per month from October 2017 through February 28, 2018, (b) $50,000 per month thereafter through October 4, 2018, the end of the term of the agreement, and (c) 3,750,000 shares of restricted common stock, with 2.5 million shares payable within 15 days of the parties’ entry into the agreement and the remainder due on May 1, 2018.

On October 4, 2017, the Company entered into a consulting agreement with a third-party consultant which consultant agreed to provide investor relations and public relations services to the Company. As consideration pursuant to the agreement, the Company agreed to issue the consultant 1,000,000 shares of restricted common stock with piggy-back registration rights.

Stock Purchase Agreement

On October 5, 2017, the Company and the Investor entered into a Stock Purchase Agreement described in greater detail above under Note 2 “Liquidity and Going Concern Considerations” – “Stock and Securities Purchase Agreements with Institutional Investor”.

Under the terms of the October 2017 Purchase Agreement, (1) the Investor purchased 212 shares of Series C Preferred Stock on the closing date of the agreement, October 4, 2017 (the “Initial Closing”), for $2 million, and agreed, subject to certain closing conditions set forth in the agreement, to purchase (2) 106 shares of Series C Preferred Stock for $1,000,000, 10 days after the Initial Closing (which closing occurred on November 21, 2017); (3) 105 shares of Series C Preferred Stock for $1,000,000, 10 days after the second closing (which closing occurred on December 27, 2017); (4) 105 shares of Series C Preferred Stock for $1,000,000, 10 days after the third closing (which closing occurred on January 30, 2018); (5) 105 shares of Series C Preferred Stock for $1,000,000, 10 days after the fourth closing; (6) 525 shares of Series C Preferred Stock for $5,000,000, 30 days after the fifth closing; and (7) 525 shares of Series C Preferred Stock for $5,000,000, 30 days after the sixth Closing, none of which closings, except as discussed above, have occurred to date.

Amendment to Articles of Incorporation

Effective on January 10, 2018, the Company filed, with the Secretary of State of Nevada, a Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of the Company’s authorized shares of common stock, $0.001 per value per share, from 200,000,000 shares to 500,000,000 shares.

NOTE 11 – SHARE-BASED COMPENSATION

Camber measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Stock Options

As of December 31, 2017, and 2016, the Company had 7,920 and 19,920 stock options outstanding with a weighted average exercise price of $25.49 and $35.38, respectively.

Of the Company’s outstanding options, no options were exercised. Additionally, no stock options were granted during the three and nine months ended December 31, 2017. During three and nine months ended December 31, 2017, 18,000 stock options expired. Compensation expense related to stock options during the three-month periods ended December 31, 2017 and 2016 was $1,605 and $4,816, respectively. Compensation expense related to stock options during the nine-month periods ended December 31, 2017 and 2016 was $11,238 and $14,449, respectively.

Options outstanding and exercisable at December 31, 2017 and 2016 had no intrinsic value, respectively. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options.

As of December 31, 2017, the Company has no non-vested stock options.

The following tabulation summarizes the remaining terms of the options outstanding:

Exercise Price ($)	Remaining Life (Yrs.)	Options Outstanding	Options Exercisable
25.49	2.8	7,920	7,920
	Total	7,920	7,920

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows:

	Nine Months Ended December 31,
	2017	2016
Interest	$4,278,788	$1,115,528
Income taxes	$—	$—

Non-cash investing and financing activities included the following:

	Nine Months Ended December 31,	Nine Months Ended December 31,
	2017	2016
Reduction in Accounts Payable for Payments Made on Previously Accrued Capital Expenditures	$4,402	$242,957
Net Assets and Liabilities Transferred in Rogers Transaction	$11,018,385	$—
Asset Retirement Obligations from Segundo Acquisition	$—	$755,862
Issuance of Common Stock for Segundo Acquisition	$—	$49,176,530
Issuance of Series B Preferred Stock for Segundo Acquisition	$—	$14,898,038
Notes Payable Assumed for Segundo Acquisition	$—	$30,595,256
Accounts Receivable Assumed for Segundo Acquisition	$—	$635,482
Debt discounts on Notes Payable	$—	$48,000
Debt discounts on Notes Payable, Long-Term Notes Payable	$—	$3,376,900
Issuance of Restricted Common Stock for Dreeben Loan	$35,000	$48,000
Stock Dividends Distributable but not Issued	$1,231,704	$—
Conversion of Convertible Notes to Common Stock	$35,000	$1,445,669
Conversion of Preferred Stock to Common Stock	$1,025	$1,093,900
Issuance of Common Stock for Common Stock Payable	$59,473	$—
Change in Estimate for Asset Retirement Obligation	$13,755	$—
Write-off of Unproved Leasehold Costs	$412,708	$—
Issuance of Stock Dividends	$34,837	$—

NOTE 13 – SUBSEQUENT EVENTS

See various subsequent events disclosed in Note 2 “Liquidity and Going Concern Considerations”, Note 6 “Notes Payable and Debenture” and Note 10 “Stockholders’ Deficit.”

In connection with the departure of Mr. Anthony C. Schnur as Chief Executive Officer and director of the Company effective June 2, 2017, the Company entered into a Severance Agreement and Release with Mr. Schnur (the “Release”), whereby (i) his employment agreement with the Company was terminated, (ii) he entered into a mutual release with the Company; (iii) the Company agreed to issue him 120,000 shares of unregistered common stock (to be issued in installments of 10,000 per month)(the “Settlement Shares”) and a monthly cash payment of $14,000 for twelve months; and (iv) he was granted reimbursement of the payment of his COBRA premiums through (a) the one year anniversary of the termination or (b) until he is eligible to participate in the health insurance plan of another employer, whichever is sooner, and provided that the amount of such health benefits shall reduce his monthly cash payment. On January 11, 2018, and effective as of the original date of the Release, the Company and Mr. Schnur entered into a First Amendment to Severance Agreement and Release (the “Release Amendment”), whereby the terms of the Release were changed to provide for among other things, the payment of $49,000 on or before January 12, 2018; $15,000 on or before the 15th of each month from February 2018 to July 2018; and $19,000 on or before August 15, 2018, and further provided for the issuance of the entire amount of the Settlement Shares within five days of the later of the date the Company’s stockholders approved the issuance of the Settlement Shares and the date the NYSE American approved the issuance of such shares. The Settlement Shares were issued on January 30, 2018.

On or around February 8, 2018, we entered into an Extension and/or Modification and Release Agreement Commercial Indebtedness, effective December 30, 2017 (the “December 2017 Extension”), as borrower, with each of the Pledgers, as pledgors and IBC, as lender. Pursuant to the December 2017 Extension, IBC agreed that an interest only payment would be due beginning on January 30, 2018, with principal payments of $425,000 per month to begin thereafter, which principal payments were not made; the parties agreed that the amounts owed to IBC were payable on demand, provided if no demand was provided, such amounts would be payable by way of monthly payments of $425,000 of principal, plus accrued interest, with the remaining amount owed to IBC due at maturity (August 25, 2019); that the amount owed to IBC will accrue interest at the rate of 2% per annum above the prime rate, subject to a floor of 5.5% (currently 6.5% per annum); if we fail to make any payment due to IBC within 10 days of its due date, IBC is due a late payment of 5% of the amount past due (subject to a minimum of $10 and a maximum of $1,500 per late payment); and we and the Pledgors released IBC from any claims we had against IBC as of the date of each of such releases.

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons;

●	“Boe” barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids, to six Mcf of natural gas;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“Mcf” refers to a thousand cubic feet of natural gas;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

Overview

Camber Energy, Inc., a Nevada corporation, is an independent oil and natural gas company based in San Antonio, Texas. We are engaged in the acquisition, development and sale of crude oil, natural gas and natural gas liquids from various known productive geological formations, including from the Hunton formation in Lincoln, Logan and Payne Counties, in central Oklahoma; the Cline shale and upper Wolfberry shale in Glasscock County, Texas; and recently in connection with our entry into the Horizontal San Andres play on the Central Basin Platform of the Permian Basin in West Texas announced on January 3, 2017. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006 and effective January 4, 2017, the Company changed its name to Camber Energy, Inc.

Our primary value drivers are our reserves which must be developed to unlock their full potential. We believe the market conditions driving us toward the need for a larger entity of greater size and financial mass are even more essential in the current environment. In order to develop the significant reserves at our disposal, we believe that we must become, or become part of, a larger organization with ample cash flow and greater access to capital. Measures such as return on equity, liquidity and stock multiples have led us to conclude that the market, in general, views small-cap and mid-cap exploration and production companies as having greater potential than microcaps. The larger companies tend to have access to more favorable debt financing, receive greater analyst coverage, trade with greater liquidity and consequently, often have higher share prices. We are actively conducting workovers and subject to raising the balance of the funds due in connection with the October 2017 Purchase Agreement, which is subject to certain closing conditions described herein, the Company intends to drill wells, acquire producing/non producing properties at value prices and participate in joint ventures with industry partners with the goal of enhancing production and cash flow.

The Company is also executing on an aggressive growth strategy by building on the platform and technical capacity created by our recent asset acquisitions described below. We seek to create a growth company capable of delivering on the long-expected conversion of reserves to production, continued long-term acreage development, and sustainable shareholder value.

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

As of December 31, 2017, the Company had leasehold interests (working interests) covering approximately 13,776 net acres underlying a total of 56,436 gross acres in its two core regions, Central Oklahoma and West Texas. In Central Oklahoma the Company had 13,567 / 55,247 (net / gross) acres, most of which was acquired pursuant to the Acquisition (defined under Liquidity and Going Concern Consideration). Approximately 97% of the Central Oklahoma acreage is held by production (“HBP”). In West Texas, the Company had 209 /2,253 (net / gross) acres. Approximately 9% of this acreage is productive from the Cline and Wolfberry formations acquired pursuant to the Segundo transaction. The remaining West Texas acreage is acquired leasehold located on the Central Basin Platform of the Permian Basin, which was announced by the Company as part of its entry in the emerging Horizontal San Andres play.

On August 2, 2017, and effective June 13, 2017, the Company entered into an agreement with Vantage Fund, LLC (“Vantage” and the “Vantage Agreement”), pursuant to which Vantage agreed to provide up to $6 million of funding to the Company, in the sole discretion of Vantage, with $400,000 provided in the initial tranche (the “Initial Tranche”). The consideration for the Initial Tranche of funding was the assignment to Vantage of all of the Company’s rights and ownership in its wholly-owned subsidiary Camber Permian II, LLC (“Camber Permian”) which included leaseholds and potential participation rights. The Vantage Agreement contained customary indemnification requirements. On July 17, 2017, Vantage provided $120,000 to the Company under the Vantage Note and on July 20, 2017, Vantage provided $30,000 to the Company under the Vantage Note. Vantage was granted a second lien on the Jackrabbit property in connection with the financing. On November 9, 2017, in connection with the sale of the Jackrabbit Acreage, the Company paid Vantage the full amount due on the Vantage Note of $150,000.

The cure period on the Rogers Loan expired on September 11, 2017, and as of such date, all principal, interest and unpaid costs thereunder were immediately due and payable (which totaled approximately $9.4 million as of the date of acceleration which amount included $2.1 million of default interest). Prior to the default, CATI had not recorded interest due on the note based on its earlier agreements. As a result of the default, demand and acceleration, CATI recorded the default interest demand of $2.1 million in the three month period ended December 31, 2017. In September 2017, Rogers foreclosed on the assets of CATI which secured the note. On October 3, 2017, the trustee of those assets, for the benefit of the lender, sold these assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness.

On December 15, 2017, CATI entered into a Release of Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (the “Release”) with Rogers. Pursuant to the Release, the Company completed a transaction in which CATI provided Rogers, pursuant to an Assignment of Overriding Royalty Interest (the “Royalty Assignment”), with an overriding royalty (equal to 0.01 of 8/8ths of all oil and gas) on CATI’s remaining leasehold and Rogers released CATI from all remaining indebtedness owed. The Release, which was filed in various counties in Texas on January 22, 2018 and January 23, 2018, discharged approximately $5.8 million in principal and interest outstanding and owed to Rogers, according to Rogers. The effective date of the Release was December 15, 2017. Additionally, the remaining leasehold and ownership of CATI was assigned to Arkose Lease Partners, L.L.C., a third party (“Arkose”), pursuant to an Assignment of Membership Interest (the “Assignment”), dated November 1, 2017, in exchange for Arkose’s assumption of all plugging and abandonment liabilities of CATI of approximately $1.8 million.

As of December 31, 2017, Camber was producing an average of approximately 869 net barrels of oil equivalent per day (Boepd) from over 100 active well bores. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. Our production sales totaled 158,555 barrels of oil equivalent, net to our interest, for the nine month period ended December 31, 2017. At December 31, 2017, Camber’s total estimated proved producing reserves were 5.98 million barrels of oil equivalent of which 3,383,500 barrels (“Bbls”) were crude oil and NGL (“Bbls”) reserves, and 15.6 billion cubic feet (“Bcf”) were natural gas reserves. Approximately 97% of the barrel of oil equivalent (“Boe”) was proved producing. With the closing of our asset acquisition in August 2016, the Company acquired estimated proved reserves of 6.3 million Boe, of which 0.2 million Bbls were crude oil reserves, 14.8 billion Bcf were natural gas reserves and 3.7 million Bbls were natural gas liquids. Approximately 72% of Boe was proved producing.

As of December 31, 2017, Camber had no employees.

On May 1, 2017, the Company entered into a service agreement (the “Service Agreement”), with Enerjex Resources (“Enerjex”) to outsource the management of its back-office functions for a fixed monthly fee. Under the terms of the Service Agreement, Enerjex will be responsible for performing all back-office services for the Company, including all data entry and bookkeeping, financial reporting, management reporting, reserve reporting, SEC compliance, audits, filings, and any other services required to maintain the Company’s good standing with all local, state, and federal laws. Enerjex will not be responsible for any field operations, including drilling, operating or maintaining any wells or leases, of the Company under the terms of the Service Agreement. Enerjex will receive a fee of $150,000 per month for services rendered, plus any pre-approved out of pocket travel expenses. The monthly fee may be reduced to the extent the Company retains employees to perform certain of the functions contemplated to be performed by Enerjex. Effective December 4, 2017, Enerjex and the Company mutually agreed to terminate the Service Agreement.

On November 9, 2017, the Company (through its subsidiary, Camber Permian LLC) and NFP Energy LLC (“NFP”), its joint venture partner, sold oil and gas properties totaling approximately 2,452 acres in Gaines County, Texas, to Fortuna Resources Permian, LLC (“Fortuna”), for $1,000 per acre or an aggregate of $2,206,718 payable to the Company (with $245,213 payable to NFP), pursuant to the terms of a letter agreement (the “Sale Agreement”) and an Assignment, Bill of Sale and Conveyance to Fortuna, both dated November 9, 2017 and effective November 1, 2017. This acreage, part of the Company’s “Jackrabbit” acreage, targeted the San Andres formation in the Permian Basin. Additionally, the Company and NFP jointly terminated their venture. With the proceeds from the sale, the Company paid the 1st lien holders, including Alan Dreeben (a former director of the Company), and 2nd lien holder Vantage, thus reducing its liabilities by $1,518,924 and paid NFP $662,072 to terminate the joint venture agreement. The Company maintains a 90% ownership position in the remaining 1,100 acres in the area. The net proceeds from the sale to the Company totaled $25,914. The Company entered into a nonbinding letter of intent in November 2017, to acquire a 95% net working interest position in 3,220 net acres in Yoakum County, Texas, within a 6,000 acre area of mutual interest (“AMI”) in the Permian Basin. The Company intends to enter into an agreement with a joint venture partner within the (“AMI”) with the plan to initiate a drilling program on this acreage, targeting the San Andres formation, during the first half of 2018, subject to the transaction closing by year end. This transaction did not close and the letter of intent was terminated.

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

Operations and Oil and Gas Properties

We operate and invest in areas that are known to be productive, with a reasonably established production history, in order to decrease geological and exploratory risk. With the closing of the Acquisition in October 2016, the Company acquired over 13,000 net acres in producing fields located primarily in the Mid-Continent region of Oklahoma including Payne, Lincoln and Logan Counties, along with a small amount of interest in production located in Glasscock County, Texas. The Mid-Continent assets produce from a liquids-rich, gas reservoir known as the Hunton formation. These properties include interests in four different fields, of which one is operated by Camber and the other three are non-operated. The Glasscock County, Texas properties produce oil and gas primarily from the Wolfberry, Cline and Fusselman formations and are all non-operated. In addition, the Company owns 1,000 net acres and operations in the emerging Horizontal San Andres play in the Central Basin Platform area of the Permian Basin (as described in greater detail below). We intend to expand our footprint in the Central Basin Platform and with a JV partner, begin drilling in this area during end 2018, funding permitting.

On January 3, 2017, Camber entered into a Lease Acquisition and Participation Agreement (“Acquisition”) with a privately held, Houston, Texas-based oil and gas holding company (“Partner”) whereby we acquired a leasehold position in the Permian Basin in Texas, consisting of 16,300 gross, 3,600 net, mineral acres in consideration for $1.43 million, and formed an area of mutual interest (the Jackrabbit project).

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

The San Andres formation, the target of our most recent purchase, is found at relatively shallow depths (4,500’) and has similar attributes to the Company’s dewatering Hunton play in Oklahoma. Camber believes that it has certain advantages in initiating a development program in the San Andres. Both the Hunton and San Andres are carbonates with relatively high water saturations where the production profile appears to be optimized by a dewatering and depressurizing process. Camber plans to use the twenty-plus year technical evolution and knowledge of the Hunton to the San Andres formation of the Permian Basin to produce oil and gas through the dewatering process and expects to grow its initial 3,600-acre position moving forward, funding permitting. While commodity prices have rebounded from their lows and service costs have declined, the drilling of new wells continues to require constant economic viability evaluation. Camber has assessed its portfolio of opportunities and is currently performing workovers on acquired wells while assessing additional opportunities to acquire temporarily abandoned or underproducing assets in the MidContentent and Central Basin Platform, funding permitting.

Our growth plan includes the development and enhancement of existing production, in addition to the drilling of new wells on our acreage. It also includes material acquisitions of leasehold or production in new areas. Our San Andres initiative is a prime example of us moving into a new area where the required expertise fits our technical capabilities. Our third initiative for growth is the acquisition of production and acreage near our existing operations. By pursuing adjacent or nearby properties, we plan to expand our acreage footprint and capitalize on cost efficiencies. Camber plans to work diligently to grow its operations by considering strategic acquisitions that are near the region or location of our current assets, offer attractive production and cash flow returns, and/or conform to the Company’s technical proficiencies. All of the planned growth initiatives described above are subject to us having sufficient funding to complete such initiatives and cash on hand to support our operations and pay our debts as they become due.

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

Financing

A summary of our financing transactions, recent funding agreement with Vantage, the Rogers Loan (which has now been satisfied) and other recent funding transactions can be found under “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 2 – Liquidity and Going Concern Considerations”, “Vantage Agreement”, “Stock and Securities Purchase Agreements with Institutional Investor”, “Asset Purchase Agreement”, “Rogers Loan and Promissory Note”, “Loan Agreement with International Bank of Commerce (“IBC”)”, “Dreeben Loan”, “Loan from Non-Related Individual” and “Sale of Jackrabbit Acreage”, and “Part I. Financial Information” – “Item 1. Financial Statements” - “Note 6 – Note Payables and Debenture”, above.

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

Our limited cash position and significant liabilities raise substantial doubt about our ability to continue as a going concern for the next twelve months following the issuance of the financial statements included herein. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent Events:

On November 9, 2017, the Company (through its subsidiary, Camber Permian LLC) and NFP, its joint venture partner, sold oil and gas properties totaling approximately 2,452 acres in Gaines County, Texas, to Fortuna, for $1,000 per acre or an aggregate of $2,206,718 payable to the Company (with $245,213 payable to NFP), pursuant to the terms of Sale Agreement and an Assignment, Bill of Sale and Conveyance to Fortuna, both dated November 9, 2017 and effective November 1, 2017. This acreage, part of the Company’s “Jackrabbit” acreage, targeted the San Andres formation in the Permian Basin. Additionally, in connection with the sale, the Company and NFP jointly terminated their venture.

With the proceeds from the sale, the Company paid the 1st lien holders including Alan Dreeben and 2nd lien holder Vantage Fund, LLC, thus reducing its liabilities by $1,518,924 and paid NFP $662,072, to terminate the joint venture agreement. The Company maintains a 90% ownership position in the remaining 1,100 acres in the area. The net proceeds to the Company from the sale, after payment of the amounts above, totaled $25,914.

On December 15, 2017, CATI entered into a Release of Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (the “Release”) with Rogers. Pursuant to the Release, the Company completed a transaction in which CATI provided Rogers, pursuant to an Assignment of Overriding Royalty Interest (the “Royalty Assignment”), with an overriding royalty (equal to 0.01 of 8/8ths of all oil and gas) on CATI’s remaining leasehold and Rogers released CATI from all remaining indebtedness owed. The Release, which was filed in various counties in Texas on January 22, 2018 and January 23, 2018, discharged approximately $5.8 million in principal and interest outstanding and owed to Rogers, according to Rogers. The effective date of the Release was December 15, 2017. Additionally, the remaining leasehold and ownership of CATI was assigned to Arkose Lease Partners, L.L.C., a third party (“Arkose”), pursuant to an Assignment of Membership Interest (the “Assignment”), dated November 1, 2017, in exchange for Arkose’s assumption of all plugging and abandonment liabilities of CATI.

Effective on January 10, 2018, the Company filed, with the Secretary of State of Nevada, a Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of the Company’s authorized shares of common stock, $0.001 per value per share, from 200,000,000 shares to 500,000,000 shares.

In connection with the departure of Mr. Anthony C. Schnur as Chief Executive Officer and director of the Company effective June 2, 2017, the Company entered into a Severance Agreement and Release with Mr. Schnur (the “Release”), whereby (i) his employment agreement with the Company was terminated, (ii) he entered into a mutual release with the Company; (iii) the Company agreed to issue him 120,000 shares of unregistered common stock (to be issued in installments of 10,000 per month)(the “Settlement Shares”) and a monthly cash payment of $14,000 for twelve months; and (iv) he was granted reimbursement of the payment of his COBRA premiums through (a) the one year anniversary of the termination or (b) until he is eligible to participate in the health insurance plan of another employer, whichever is sooner, and provided that the amount of such health benefits shall reduce his monthly cash payment. On January 11, 2018, and effective as of the original date of the Release, the Company and Mr. Schnur entered into a First Amendment to Severance Agreement and Release (the “Release Amendment”), whereby the terms of the Release were changed to provide for among other things, the payment of $49,000 on or before January 12, 2018; $15,000 on or before the 15th of each month from February 2018 to July 2018; and $19,000 on or before August 15, 2018, and further provided for the issuance of the entire amount of the Settlement Shares within five days of the later of the date the Company’s stockholders approved the issuance of the Settlement Shares and the date the NYSE American approved the issuance of such shares. The Settlement Shares were issued on January 30, 2018.

On December 1, 2017, we, entered into two Extension and/or Modification and Release Agreement Commercial Indebtedness, one effective September 30, 2017 and the other effective October 30, 2017 (the “September and October 2017 Extensions”), as borrower, with Richard N. Azar, II (the Company’s Chief Executive Officer and director), Donnie B. Seay (the Company’s director), Richard E. Menchaca, RAD2 Minerals, Ltd. (owned and controlled by Mr. Azar), DBS Investments, Ltd. (controlled by Mr. Seay), and Saxum Energy, LLC, as pledgers (collectively, the “Pledgors”), and IBC.

On January 29, 2018, the Company entered into another Extension and/or Modification and Release Agreement Commercial Indebtedness with the Pledgors and IBC, effective November 30, 2017 (the “November 2017 Extension” and together with the September and October 2017 Extensions, the “Extensions”).

Pursuant to the Extensions, the Company confirmed the amount outstanding under the $40 million August 25, 2016 loan agreement with IBC ($37,443,308 as of each Extension); IBC agreed that an interest only payment would be due beginning on (a) October 30, 2017 (in connection with the September 2017 Extension), with principal payments of $425,000 per month to begin thereafter, which principal payments were not made, (b) November 30, 2017 (in connection with the October 2017 Extension), with principal payments of $425,000 per month to begin thereafter, which principal payments were not made, and (c) December 30, 2017 (in connection with the November 2017 Extension), with principal payments of $425,000 per month to begin thereafter, which principal payments were not made; the parties agreed that the amounts owed to IBC were payable on demand, provided if no demand was provided, such amounts would be payable by way of monthly payments of $425,000 of principal, plus accrued interest, with the remaining amount owed to IBC due at maturity (August 25, 2019); that the amount owed to IBC will accrue interest at the rate of 2% per annum above the prime rate, subject to a floor of 5.5% (currently 6.25% per annum); if we fail to make any payment due to IBC within 10 days of its due date, IBC is due a late payment of 5% of the amount past due (subject to a minimum of $10 and a maximum of $1,500 per late payment); and we and the Pledgors released IBC from any claims we had against IBC as of the date of each of such releases.

On or around February 8, 2018, we entered into an Extension and/or Modification and Release Agreement Commercial Indebtedness, effective December 30, 2017 (the “December 2017 Extension”), as borrower, with each of the Pledgers, as pledgors and IBC, as lender. Pursuant to the December 2017 Extension, IBC agreed that an interest only payment would be due beginning on January 30, 2018, with principal payments of $425,000 per month to begin thereafter, which principal payments were not made; the parties agreed that the amounts owed to IBC were payable on demand, provided if no demand was provided, such amounts would be payable by way of monthly payments of $425,000 of principal, plus accrued interest, with the remaining amount owed to IBC due at maturity (August 25, 2019); that the amount owed to IBC will accrue interest at the rate of 2% per annum above the prime rate, subject to a floor of 5.5% (currently 6.5% per annum); if we fail to make any payment due to IBC within 10 days of its due date, IBC is due a late payment of 5% of the amount past due (subject to a minimum of $10 and a maximum of $1,500 per late payment); and we and the Pledgors released IBC from any claims we had against IBC as of the date of each of such releases.

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

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three and nine-month periods ended December 31, 2017 and 2016 should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. As used below, the abbreviations “Bbls” stands for barrels, “NGL” stands for natural gas liquids, “Mcf” for thousand cubic feet and “Boe” for barrels of oil equivalent. Natural gas equivalents are determined using a ratio of 6 Mcf of natural gas to 1 Bbl of crude oil or NGLs (“Natural Gas Liquids”) based on 42 gallons to 1 Bbl of crude oil. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended December 31, 2017 vs. Three Months Ended December 31, 2016

We reported a net loss for the three months ended December 31, 2017, of $9.1 million, or $(0.15) per share of common stock. For the same period a year ago, we reported a net loss of $4.4 million or $(0.20) per share of common stock. As discussed in more detail below, our net loss increased by $4.7 million, primarily due to the $4.2 million loss on the Release with Rogers and the impairment of $1.9 million oil and gas properties during the quarter ended December 31, 2017.

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended December 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	4,219	9,591	(5,372)	(56%)
Natural Gas (Mcf)	202,690	234,484	(31,794)	(14%)
NGL (Gallons)	1,715,733	1,802,608	(86,875)	(5%)
Total (Boe) (1)	78,851	91,591	(12,740)	(14%)

Crude Oil (Bbls per day)	46	104	(58)	(56%)
Natural Gas (Mcf per day)	2,203	2,549	(346)	(14%)
NGL (Gallons per day)	18,649	19,594	(945)	(5%)
Total (Boe per day) (1)	857	995	(138)	(14%)

Average Sale Price:
Crude Oil ($/Bbl)	$52.79	$50.47	$2.32	5%
Natural Gas ($/Mcf)	2.80	2.71	0.09	3%
NGL ($/Bbl)	0.80	0.44	0.36	82%

Net Operating Revenues:
Crude Oil	$222,702	$484,016	$(261,314)	(54%)
Natural Gas	567,982	636,619	(68,637)	(11%)
NGL	1,365,100	790,185	574,915	73%
Total Revenues	$2,155,784	$1,910,820	$244,964	13%

(1) Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended December 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Direct lease operating expense	$1,062,253	$926,997	$135,256	15%
Workovers expense	89,759	312,940	(223,181)	(71%)
Other	42,617	58,538	(15,921)	(27%)
Lease Operating Expenses	$1,194,629	$1,298,475	$(103,846)	(8%)

Severance and Property Taxes	$113,778	$89,606	$24,172	27%
Depreciation, Depletion, Amortization and Accretion	436,776	1,286,684	(849,908)	(66%)
Impairment of Oil and Gas Properties	1,875,000	—	(1,875,000)	100%
Loss on Sale of Oil and Gas Properties	3,851,461	—	(3,851,461)	100%

General and Administrative (“G&A”)	$1,804,330	$1,280,723	$523,607	41%
Share-Based Compensation	963,280	29,396	933,884	3,177%
Total G&A Expense	$2,767,610	$1,310,119	$1,457,491	111%

Interest Expense	$943,356	$1,457,827	$(514,471)	(35%)
Other Expense (Income), Net	69,983	865,685	(795,702)	(92%)

Lease Operating Expenses

There was a decrease in lease operating expense of approximately $0.1 million when comparing the current quarter to the prior year quarter. The decrease is primarily due to a decrease in workover expense.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased for the current quarter as compared to the prior year’s quarter by approximately $0.8 million primarily related to the decrease in total depreciable assets caused by the Release with Rogers.

Impairment of Oil and Gas Properties

Impairment expense increased for the three months ended December 31, 2017, as compared to prior year’s period by $1.9 million. The current year impairment was driven primarily by lease expirations while there was no prior year impairment.

Loss on Sale of Oil and Gas Properties

Loss on sale of oil and gas properties increased for the three months ended December 31, 2017 as compared to prior year’s period by $3.9 million. The current year increase was driven primarily by a $4.2 million loss on the Release with Rogers offset by a $0.3 million gain on the sale of the Jackrabbit acreage while there was no prior year loss on sale of oil and gas properties. See also “Part I. Financial Information” – “Item 1. Financial Statements”, above.

General and Administrative (G&A) Expenses and Share-Based Compensation

G&A expenses increased by approximately $1.5 million for the three months ended December 31, 2017, as compared to the prior year’s period. The Company incurred additional G&A expenses in the current period, compared to the prior period, primarily related to consulting and cash payments in connection with the defense of Petroflow Energy Corporation v. Sezar Energy, L.P. and Brittany Energy, LLC. There was an increase in share-based compensation primarily due to share based payments for consulting services and share based payments in connection with the defense of Petroflow Energy Corporation v. Sezar Energy, L.P. and Brittany Energy, LLC.

Interest Expense

Interest expense for the three months ended December 31, 2017, decreased by approximately $0.5 million when compared to the three-month period ended December 31, 2016, primarily due to a reduction in amortization of various loan discounts.

Other Expense (Income), Net

Other Expense (Income), net for the three months ended December 31, 2017, decreased by approximately $0.8 million when compared to the three-month period ending December 31, 2016, primarily due to a $0.9 million of settlement costs related to the Acquisition in the prior year.

Nine Months Ended December 31, 2017 vs. Nine Months Ended December 31, 2016

We reported a net loss for the nine months ended December 31, 2017, of $18.4 million, or $(0.42) per share of common stock. For the same period a year ago, we reported a net loss of $56.6 million or $(5.64) per share of common stock. As discussed in more detail below, our net loss decreased by $38.2 million, primarily due to an impairment of $49.0 million in the prior period.

The following table sets forth the operating results and production data for the periods indicated:

	Nine Months Ended December 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	18,888	24,903	(6,015)	(24%)
Natural Gas (Mcf)	618,097	297,458	320,639	108%
NGL (Gallons)	4,910,934	2,309,584	2,601,354	113%
Total (Boe) (1)	238,831	129,469	109,362	84%

Crude Oil (Bbls per day)	69	91	(22)	(24%)
Natural Gas (Mcf per day)	2,256	1,082	1,174	108%
NGL (Gallons per day)	17,923	8,398	9,525	113%
Total (Boe per day) (1)	872	471	401	84%

Average Sale Price:
Crude Oil ($/Bbl)	$47.54	$45.74	$1.80	6%
Natural Gas ($/Mcf)	2.67	2.71	(0.04)	(1%)
NGL ($/Bbl)	0.61	0.44	0.17	39%

Net Operating Revenues:
Crude Oil	$897,952	$1,139,152	$(241,200)	(21%)
Natural Gas	1,648,387	805,617	842,770	105%
NGL	2,994,303	1,013,809	1,980,494	195%
Total Revenues	$5,540,642	$2,958,578	$2,582,064	87%

(1) Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Nine Months Ended December 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Direct lease operating expense	$3,247,860	$1,505,160	$1,742,700	116%
Workovers expense	238,697	450,808	(212,111)	(47%)
Other	156,176	119,031	37,145	31%
Lease Operating Expenses	$3,642,733	$2,074,999	$1,567,734	76%

Severance and Property Taxes	$277,580	$165,174	$112,406	68%
Depreciation, Depletion, Amortization and Accretion	1,443,765	1,946,366	(502,601)	(26%)
Impairment of Oil and Gas Properties	4,025,374	48,990,520	(44,965,146)	(92%)
Loss on Sale of Oil and Gas Properties	3,850,266	—	(3,850,266)	100%

General and Administrative (“G&A”)	$4,517,523	$2,923,056	$1,594,467	55%
Share-Based Compensation	963,280	86,484	876,796	1,014%
Total G&A Expense	$5,480,803	$3,009,540	$2,471,263	82%

Interest Expense	$5,106,697	$2,384,176	$2,722,521	114%
Other Expense (Income), Net	105,327	961,465	(856,138)	(89%)

Lease Operating Expenses

There was an increase in lease operating expense of approximately $1.6 million when comparing the nine months ended December 31, 2017, compared to the prior year’s period. The increase is primarily due to the Acquisition and the increased expenses associated therewith.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased for the nine months ended December 31, 2017, as compared to the prior year’s period by approximately $0.5 million primarily related to the decrease in total depreciable assets caused by the Release with Rogers.

Impairment of Oil and Gas Properties

Impairment decreased for the nine months ended December 31, 2017, as compared to prior year’s period by $45.0 million. The current year impairment was driven primarily by lease expirations while the prior year impairment was related to purchase price adjustments associated with our stock price increase from when the Acquisition agreement was initially entered into, to when the Acquisition closed.

Loss on Sale of Oil and Gas Properties

Loss on sale of oil and gas properties increased for the nine months ended December 31, 2017, as compared to prior year’s period by $3.9 million. The current year driven was driven primarily by a $4.2 million loss on the Release with Rogers offset by a $0.3 million gain on the sale of the Jackrabbit acreage while there was no prior year impairment.

General and Administrative (G&A) Expenses and Share-Based Compensation

G&A expenses increased by approximately $1.6 million for the nine months ended December 31, 2017, as compared to the prior year’s period. The Company incurred additional G&A expenses in the current period, compared to the prior period, primarily related to consulting and cash payments in connection with the defense of Petroflow Energy Corporation v. Sezar Energy, L.P. and Brittany Energy, LLC. There was an increase in share-based compensation primarily due to share based payments for consulting services and share based payments in connection with the defense of Petroflow Energy Corporation v. Sezar Energy, L.P. and Brittany Energy, LLC.

Interest Expense

Interest expense for the nine months ended December 31, 2017, increased by approximately $2.7 million when compared to the nine-month period ended December 31, 2016, primarily due to $2.2 million of interest expense recorded for the Rogers loan due to a default notice and to interest payments on the IBC Loan (which was incurred during the current period).

Other Expense (Income), Net

Other expense, net, for the nine months ended December 31, 2017, decreased by approximately $0.9 million when compared to the nine months ended December 31, 2016, primarily due to a $ 0.9 million of settlement costs related to the Acquisition in the prior year.

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

Our primary sources of cash for the nine months ended December 31, 2017 were from funds generated from the sale of preferred stock, the sale of natural gas and crude oil production and funds borrowed under funding agreements. These cash flows were primarily used to fund our capital expenditures and operations and to repay indebtedness. See below for an additional discussion and analysis of cash flow.

Working Capital

At December 31, 2017, the Company’s total current liabilities of $40.8 million exceeded its total current assets of $3.2 million, resulting in a working capital deficit of $37.6 million, while at March 31, 2017, the Company’s total current liabilities of $48.2 million exceeded its total current assets of $3.9 million, resulting in a working capital deficit of $44.3 million. The $6.7 million decrease in the working capital deficit is primarily due to the settlement of $9.4 million outstanding under the Rogers note and related accrued interest.

A summary of our financing transactions, recent funding agreement with Vantage, the Rogers Loan and recent foreclosure of amounts due thereunder and other recent funding transactions can be found under “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 2 – Liquidity and Going Concern Considerations”, “Vantage Agreement and Note”, “Stock and Securities Purchase Agreements with Institutional Investor”, “Asset Purchase Agreement”, “Rogers Loan and Promissory Note”, “Loan Agreement with International Bank of Commerce (“IBC”)”, “Dreeben Loan”, “Loan from Non-Related Individual” and “Sale of Jackrabbit Acreage”, and “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 6 – Note Payables and Debenture”, above.

Cash Flows

	Nine Months Ended December 31,
	2017	2016
Cash flows used in operating activities	$(3,618,967)	$(6,278,126)
Cash flows provided by (used in) investing activities	757,473	(6,606,680)
Cash flows provided by financing activities	3,103,502	14,667,378
Net increase in cash	$242,008	$1,782,572

Net cash used in operating activities was $3.6 million for the nine months ended December 31, 2017, as compared to $6.3 million for the same period a year ago. The decrease in net cash used in operating activities of $2.7 million was primarily related to an increase in operating revenue of $2.6 million.

Net cash provided by investing activities was $0.8 million for the nine months ended December 31, 2017, as compared to net cash used in investing activities of $6.6 million for the same period a year ago. The decrease of $7.4 million in cash used in investing activities was primarily due to our acquisition of a working interest in certain oil and gas properties during the prior year period as well as the sale of the Jackrabbit properties in the current period.

We had net cash provided by financing activities of $3.1 million for the nine months ended December 31, 2017, as compared to having net cash provided by financing activities of $14.7 million for the same period a year ago, which decrease was primarily due the loan we received related to the acquisition of our working interest in certain oil and gas properties in the period a year ago offset by $4.0 million raised in the current period from the sale of Series C Preferred Stock.

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

Interest Rate Risk

As of December 31, 2017, the Company had $37.4 million of debt outstanding with IBC subject to a floating interest rate of 2% per annum above the New York Prime Rate. As the New York Prime Rate fluctuates from time to time, the loan agreement stipulates that in no event shall the rate of interest to be paid on the unpaid principal of the debt be less than 5.5% per annum. Since inception of the loan in August 2016, the 5.5% interest rate has not fluctuated.

We may seek to reduce our exposure to interest volatility through financial instruments such as interest rate swap agreements to manage the interest rate on our variable rate debt. Under these arrangements, we would agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures. The Company’s management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017.

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

Other than the above, there have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The cure period on the Rogers Loan expired on September 11, 2017, and as of such date, all principal, interest and unpaid costs thereunder were immediately due and payable (which totaled approximately $9.4 million as of the date of acceleration which amount included $2.1 million of default interest). Prior to the default, CATI had not recorded interest due on the note based on its earlier agreements. As a result of the default, demand and acceleration, CATI recorded the default interest demand of $2.1 million in the three-month period ended December 31, 2017. In September 2017, Rogers foreclosed on the assets of CATI which secured the note. On October 3, 2017, the trustee of those assets, for the benefit of the lender, sold these assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness. The remaining unpaid indebtedness owed by CATI is approximately $5.4 million.

On December 15, 2017, CATI entered into a Release of Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (the “Release”) with Rogers. Pursuant to the Release, the Company completed a transaction in which CATI provided Rogers, pursuant to an Assignment of Overriding Royalty Interest (the “Royalty Assignment”), with an overriding royalty (equal to 0.01 of 8/8ths of all oil and gas) on CATI’s remaining leasehold and Rogers released CATI from all remaining indebtedness owed. The Release, which was filed in various counties in Texas on January 22, 2018 and January 23, 2018, discharged approximately $5.8 million in principal and interest outstanding and owed to Rogers, according to Rogers. The effective date of the Release was December 15, 2017. Additionally, the remaining leasehold and ownership of CATI was assigned to Arkose Lease Partners, L.L.C., a third party (“Arkose”), pursuant to an Assignment of Membership Interest (the “Assignment”), dated November 1, 2017, in exchange for Arkose’s assumption of all plugging and abandonment liabilities of CATI.

On September 28, 2017, Aaron Rubenstein, a purported shareholder of our common stock, filed a lawsuit against us (as nominal defendant) and Richard N. Azar II, our Chief Executive Officer and director, RAD2 Management, LLC, RAD2 Minerals, Ltd. and Segundo Resources, LLC, each an entity owned and controlled by Mr. Azar, in the United States District Court, Western District of Texas (Case No. 5:17-cv-962-FB).  The suit seeks the recovery (for the benefit of the Company) of alleged short-swing profits from Mr. Azar and his related entities under Section 16(b) of the Exchange Act relating to various transactions involving Series B Preferred Stock of the Company in November 2016 and January 2017. Mr. Azar denies the existence of any short-swing profits and filed a denial with the court. The Company also filed a denial with the court.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in (a) the Company’s Annual Report on Form 10-K for the year ended March 31, 2017, filed with the Commission on July 14, 2017 (the “Form 10-K”); and (b) the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, filed with the Commission on November 6, 2017 (the “Form 10-Q”), except as provided and discussed below, and investors should review the risks provided below and in the Form 10-K and Form 10-Q prior to making an investment in the Company.

We are not currently in compliance with NYSE American continued listing standards and if we are unable to maintain compliance with NYSE American continued listing standards, our common stock may be delisted from the NYSE American equities market, which would likely cause the liquidity and market price of our common stock to decline.

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

On November 3, 2017, the Company was notified that the Exchange accepted the Company’s plan to regain compliance with the Exchange’s continued listing standards set forth in Sections 1003(a)(i), (ii) and (iii) of the Company Guide by August 3, 2018, subject to periodic review by the Exchange for compliance with the initiatives set forth in the plan. If the Company is not in compliance with the continued listing standards by August 3, 2018, or if the Company does not make progress consistent with the plan during the plan period, the NYSE Regulation staff may initiate delisting proceedings as appropriate.

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

If we are unable to retain compliance with the NYSE American criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing. In addition, delisting from the NYSE American might negatively impact our reputation and, as a consequence, our business. Additionally, if we were delisted from the NYSE American and we are not able to list our common stock on another national exchange we will no longer be eligible to use Form S-3 registration statements (which we are currently unable to use until September 2018, due to the late filing described above) and will instead be required to file a Form S-1 registration statement for any primary or secondary offerings of our common stock, which would delay our ability to raise funds in the future, may limit the type of offerings of common stock we could undertake, and would increase the expenses of any offering, as, among other things, registration statements on Form S-1 are subject to SEC review and comments whereas take downs pursuant to a previously filed Form S-3 are not.

We are currently in default of our $37.4 million loan agreement with IBC Bank, which is secured by substantially all of our assets.

As of December 31, 2017, the Company was not in compliance with certain covenants of the loan agreement with IBC, including requiring the Company to maintain a net worth of $30 million, and the balance of the loan due to IBC of $37.4 million (less unamortized debt issuance costs of approximately $1.5 million), was recognized as a short-term liability on the Company’s balance sheet as of December 31, 2017. The Company has also recognized approximately $239,000 in accrued interest as of December 31, 2017.

On September 8, 2017, the Company received a Notice of Default and Opportunity to Cure (the “Notice”) from IBC, stating that the Company was in default under its loan due to failing to make a required $425,000 loan payment on August 25, 2017 (the “Payment Default”). The Notice was also sent to the guarantors under the Loan Agreement. The Notice also cited the Company for several covenant defaults including exceeding a cap on monthly general and administrative expenses; falling below $30 million of net worth; failing to comply with certain post-closing covenants regarding the assignment of certain oil and gas interests, the execution of certain supplemental mortgages and the completion of certain curative title requirements; failing to pay costs and expenses required pursuant to the terms of the Loan Agreement; failing to meet the requirements of a cash flow test as described in greater detail in the Loan Agreement; and exceeding the loan to value determination provided for in the Loan Agreement. In order to cure the Payment Default described in the Notice, the Company was required to pay $425,000, as well as any attorney’s fees and/or late fees as determined by IBC, on or before September 18, 2017, which amount was not paid and to cure the covenant defaults, which covenant defaults were not cured.

Pursuant to extension agreements entered into with IBC, in or around December 2017 and January 2018, (a) IBC agreed to waive the Company’s obligation to make the August 30, 2017, $425,000 monthly principal payment originally due under the IBC loan; (b) the Company confirmed the amount outstanding under the IBC loan ($37,443,308 as of each extension); (c) IBC agreed that interest only payments would be due on September 30, 2017, October 30, 2017, November 30, 2017 and December 31, 2017, with principal payments of $425,000 per month to begin thereafter, which principal payments were not made; (d) the parties agreed that the amounts owed to IBC were payable on demand, provided that if no demand was made, such amounts would be payable by way of monthly payments of $425,000 of principal, plus accrued interest, with the remaining amount owed to IBC due at maturity (August 25, 2019); (e) that the amount owed to IBC will accrue interest at the rate of 2% per annum above the prime rate, subject to a floor of 5.5% (currently 6.25% per annum); (f) if the Company fails to make any payment due to IBC within 10 days of its due date, IBC is due a late payment of 5% of the amount past due (subject to a minimum of $10 and a maximum of $1,500 per late payment); and (g) the Company and the guarantors of the IBC loan released IBC from any claims against IBC as of the date of each of such extensions.

Notwithstanding the above extensions, the Company is still in default under the IBC loan, the entire amount of the IBC loan may be accelerated and IBC may take action to enforce its remedies under the loan agreement. The IBC loan is secured by substantially all of the Company’s assets.

* * * * * * *

The Risk Factors described in our Annual Report on Form 10-K for the year ended March 31, 2017 relating to the Rogers Loan and security interests thereon are no longer applicable as a result of the foreclosure of our CATI assets and Release described above under “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 2 – Liquidity and Going Concern Considerations”, “Rogers Loan and Promissory Note”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of December 31, 2017, the 408,508 outstanding shares of Series B Preferred Stock had accrued an aggregate of $453,573 in quarterly dividends ($153,191 each for the quarters ended June 30, 2017, September 30, 2017 and December 30, 2017). The Company paid the accrued dividends on February 5, 2018, by way of the issuance of an aggregate of 131,313 shares of our common stock to the preferred shareholders pursuant to the terms of the designation (which provides that the Shares shall be based on a value of $3.50 per share. As the issuance of the common stock in satisfaction of the dividends did not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, is required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipients were “accredited investors”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities will not be registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws. The 131,313 shares were issued to Richard N. Azar II, our Chief Executive Officer and director (34,236 shares), RAD2 Minerals, Ltd., which is owned and controlled by Mr. Azar (64,287 shares), Segundo Resources, LLC, which is owned and controlled by Mr. Azar (18,645 shares), and Alan Dreeben (14,145 shares). The prior disclosures in the Company’s June 30, 2017 and September 30, 2017 Quarterly Reports on Form 10-Q relating to the accrual of the Series B Preferred Stock dividend shares were incorrect and overstated the number of shares of common stock to be issued in consideration for such accrued dividends pursuant to the terms of the designation of the Series B Preferred Stock.

As of February 12, 2018, a total of 52,395,154 shares of common stock had been issued to the Investor in connection with the exercise of the First Warrant of the approximately 110,447,753 shares which are due (58,052,599 shares remain to be issued to the Investor, which shares are currently held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock)) as of February 8, 2018 (subject to increases as the value of our common stock decreases). In the nine months ended December 31, 2017, 31,545,154 shares of common stock were issued and subsequent to December 31, 2017, 15,580,000 shares of common stock were issued.

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

As of February 12, 2018, the Investor was still due approximately 196.3 million shares of common stock upon the conversion of the remaining 394 shares of Series C Preferred stock sold in 2016, subject to further adjustments pursuant to the terms of the Series C Preferred Stock and an additional approximately 13.4 million shares held in abeyance upon the conversion of previously converted shares of Series C Preferred Stock, based on a conversion price of $0.0491 per share, which conversion price may actually be significantly less than such estimate and which shares due upon conversion of such Series C Preferred Stock and held in abeyance may be significantly greater, as of the date of this filing. The Investor is also due approximately 24.6 million shares of common stock upon the conversion of the Debenture, based on a conversion price of $0.0491 per share, which conversion price may actually be significantly less than such estimate and which shares due may be significantly greater, as of the date of this filing.

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

On October 4, 2017, the Company entered into an agreement with a digital marketing advisor pursuant to which the advisor agreed to create original content with the goal of increasing public awareness about the Company and the Company agreed to pay the advisor (a) $20,000 per month beginning in October 2017 and ending on February 28, 2018, (b) $50,000 per month thereafter through October 4, 2018, the end of the term of the agreement, and (c) 3,750,000 shares of restricted common stock, with 2.5 million shares issued in November 2017 and the remainder due on May 1, 2018 (the “Advisory Shares”).

On October 4, 2017, the Company entered into a consulting agreement with a third party consultant which consultant agreed to provide investor relations and public relations services to the Company. As consideration pursuant to the agreement, the Company issued the consultant 1,000,000 shares of restricted common stock (the “Consulting Shares”), with piggy-back registration rights in November 2017.

In October 2017, the Company agreed to reimburse entities owned in part by Alan Dreeben, a former director of the Company, for legal fees expended by such entities in connection with the defense of Petroflow Energy Corporation v. Sezar Energy, L.P. and Brittany Energy, LLC, Case No. 16-CV-700-TCK;TLW, In the United States District Court – N.D. OK. The Company was the beneficiary through the release of interest in disputed lease interests from Petroflow to the Company, that provides the Company with complete control over those properties to renew expired leases and to have 100% of the drilling rights related to those properties. Sezar Energy and Brittany Energy have assigned any interests they may have had in conjunction with litigation in exchange for the Company making the agreed settlement payments of $475,000 plus reimbursement of the legal costs paid on behalf of the defendants by Mr. Dreeben. Total legal fees expended by such entities totaled $392,043, and the Company reimbursed such fees by issuing Mr. Dreeben 1,960,218 shares of common stock with an agreed value of $0.20 per share in November 2017.

In connection with the departure of Mr. Anthony C. Schnur as Chief Executive Officer and director of the Company effective June 2, 2017, the Company entered into a Severance Agreement and Release with Mr. Schnur (the “Release”), whereby (i) his employment agreement with the Company was terminated, (ii) he entered into a mutual release with the Company; (iii) the Company agreed to issue him 120,000 shares of unregistered common stock (to be issued in installments of 10,000 per month)(the “Settlement Shares”) and a monthly cash payment of $14,000 for twelve months; and (iv) he was granted reimbursement of the payment of his COBRA premiums through (a) the one year anniversary of the termination or (b) until he is eligible to participate in the health insurance plan of another employer, whichever is sooner, and provided that the amount of such health benefits shall reduce his monthly cash payment. On January 11, 2018, and effective as of the original date of the Release, the Company and Mr. Schnur entered into a First Amendment to Severance Agreement and Release (the “Release Amendment”), whereby the terms of the Release were changed to provide for among other things, the payment of $49,000 on or before January 12, 2018; $15,000 on or before the 15th of each month from February 2018 to July 2018; and $19,000 on or before August 15, 2018, and further provided for the issuance of the entire amount of the Settlement Shares within five days of the later of the date the Company’s stockholders approved the issuance of the Settlement Shares and the date the NYSE American approved the issuance of such shares. The Settlement Shares were issued on January 30, 2018.

On December 7, 2017, we mistakenly issued the 1,600,000 shares of common stock due upon exercise of the Vantage Warrants (see “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 2 – Liquidity and Going Concern Considerations” – “Vantage Agreement”, above, for more information), notwithstanding the fact that Vantage had not exercised such warrants. We are currently in the process of cancelling such erroneously issued shares and the number of outstanding shares of common stock as set forth on the cover page hereof does not include such 1,600,000 shares in the total currently outstanding.

We claim an exemption from registration for the issuance and sale of the securities described above pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were “accredited investors” and/or had access to similar information as would be included in a Registration Statement under the Securities Act. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

On October 5, 2017, the Company and the Investor entered into the October 2017 Purchase Agreement, pursuant to which (1) the Investor purchased 212 shares of Series C Preferred Stock on the closing date of the agreement, October 4, 2017 (the “Initial Closing”), for $2 million, and agreed, subject to certain closing conditions set forth in the agreement, agreed to purchase (2) 106 shares of Series C Preferred Stock for $1,000,000, 10 days after the Initial Closing (which closing occurred on November 21, 2017); (3) 105 shares of Series C Preferred Stock for $1,000,000, 10 days after the second closing (which closing occurred on December 27, 2017); (4) 105 shares of Series C Preferred Stock for $1,000,000, 10 days after the third closing (which closing occurred on January 30, 2018); (5) 105 shares of Series C Preferred Stock for $1,000,000, 10 days after the fourth closing; (6) 525 shares of Series C Preferred Stock for $5,000,000, 30 days after the fifth closing; and (7) 525 shares of Series C Preferred Stock for $5,000,000, 30 days after the sixth Closing. The sale and issuance of the securities have been determined to be exempt from registration under the Securities Act in reliance on Sections 3(a)(9) and 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering. The Investor has represented that it is an accredited investor, as that term is defined in Regulation D. The Investor also has represented that it is acquiring the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

As of the date of this report, the 528 shares of Series C Preferred Stock sold under the October 2017 Purchase Agreement to date would convert into approximately 80,691,066 shares of our common stock if fully converted, which number includes 1,624,616 shares of common stock convertible upon conversion of each such share of outstanding Series C Preferred Stock at a conversion price of $3.25 per share (based on the $10,000 face amount of the Series C Preferred Stock) and approximately 79,066,450 shares of common stock for premium shares due thereunder, which number of premium shares may increase from time to time as the trading price of our common stock decreases or upon the occurrence of any trigger event under the Designation of the Series C Preferred Stock, as described in greater detail in the Designation of the Series C Preferred Stock, based on a conversion price of $0.1166 per share, which conversion price may actually be significantly less than such estimate and which shares due may be significantly greater, as of the date of this filing.

Use of Proceeds from Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On August 25, 2017, the Company received a notice that its wholly-owned subsidiary CATI had defaulted on the maturity payment of its loan with Rogers, which matured on July 31, 2017. The letter stated that CATI was indebted to Rogers in an amount of $8.9 million, which includes all principal and interest (of which $2.1 million was default interest) through August 25, 2017. The letter further asserted additional interest of $3,577 per day as well as other unpaid fees totaling $18,162 plus interest on those fees. The default notice further stated that the default in failing to pay the fees must be cured by September 5, 2017 and the default on the principal and interest payment must be cured by September 11, 2017. We disputed certain of the allegations in the August 2017 letter, namely that the amount due had accrued interest at the default rate from January 2016 onward, due to among other reasons, the fact that Rogers previously waived our failure to pay amounts due under the Rogers Loan from January through July 2016.

The cure period on the Rogers Loan expired on September 11, 2017, and as of such date, all principal, interest and unpaid costs thereunder were immediately due and payable (which totaled approximately $9.4 million as of the date of acceleration which amount included $2.1 million of default interest). Prior to the default, CATI had not recorded interest due on the note based on its earlier agreements. As a result of the default, demand and acceleration, CATI recorded the default interest demand of $2.1 million in the three-month period ended December 31, 2017. In September 2017, Rogers foreclosed on the assets of CATI which secured the note. On October 3, 2017, the trustee of those assets, for the benefit of the lender, sold these assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness. The remaining unpaid indebtedness owed by CATI was approximately $5.4 million.

On December 15, 2017, CATI entered into a Release of Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (the “Release”) with Rogers. Pursuant to the Release, the Company completed a transaction in which CATI provided Rogers, pursuant to an Assignment of Overriding Royalty Interest (the “Royalty Assignment”), with an overriding royalty (equal to 0.01 of 8/8ths of all oil and gas) on CATI’s remaining leasehold and Rogers released CATI from all remaining indebtedness owed. The Release, which was filed in various counties in Texas on January 22, 2018 and January 23, 2018, discharged approximately $5.8 million in principal and interest outstanding and owed to Rogers, according to Rogers. The effective date of the Release was December 15, 2017. Additionally, the remaining leasehold and ownership of CATI was assigned to Arkose Lease Partners, L.L.C., a third party (“Arkose”), pursuant to an Assignment of Membership Interest (the “Assignment”), dated November 1, 2017, in exchange for Arkose’s assumption of all plugging and abandonment liabilities of CATI.

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

In order to cure the Payment Default described in the Notice, the Company was required to pay $425,000, as well as any attorney’s fees and/or late fees as determined by IBC, on or before September 18, 2017, which amount was not paid and to cure the covenant defaults, which covenant defaults were not cured.

Pursuant to extension agreements entered into with IBC, in or around December 2017 and January 2018, (a) IBC agreed to waive the Company’s obligation to make the August 30, 2017, $425,000 monthly principal payment originally due under the IBC loan; (b) the Company confirmed the amount outstanding under the IBC loan ($37,443,308 as of each extension); (c) IBC agreed that interest only payments would be due on September 30, 2017, October 30, 2017, November 30, 2017 and December 31, 2017, with principal payments of $425,000 per month to begin thereafter, which principal payments were not made; (d) the parties agreed that the amounts owed to IBC were payable on demand, provided that if no demand was made, such amounts would be payable by way of monthly payments of $425,000 of principal, plus accrued interest, with the remaining amount owed to IBC due at maturity (August 25, 2019); (e) that the amount owed to IBC will accrue interest at the rate of 2% per annum above the prime rate, subject to a floor of 5.5% (currently 6.25% per annum); (f) if the Company fails to make any payment due to IBC within 10 days of its due date, IBC is due a late payment of 5% of the amount past due (subject to a minimum of $10 and a maximum of $1,500 per late payment); and (g) the Company and the guarantors of the IBC loan released IBC from any claims against IBC as of the date of each of such extensions.

Notwithstanding the above extensions, the Company is still in default under the IBC loan, the entire amount of the IBC loan may be accelerated and IBC may take action to enforce its remedies under the loan agreement. The IBC loan is secured by substantially all of the Company’s assets and if IBC were to foreclose on our assets it would have a material adverse effect on our operations and may force us to seek bankruptcy protection.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

On October 4, 2017, the Company entered into an agreement with a digital marketing advisor pursuant to which the advisor agreed to create original content with the goal of increasing public awareness about the Company and the Company agreed to pay the advisor (a) $20,000 per month beginning in October 2017 and ending on February 28, 2018, (b) $50,000 per month thereafter through October 4, 2018, the end of the term of the agreement, and (c) 3,750,000 shares of restricted common stock, with 2.5 million shares issued in November 2017 and the remainder due on May 1, 2018.

On October 4, 2017, the Company entered into a consulting agreement with a third party consultant which consultant agreed to provide investor relations and public relations services to the Company. As consideration pursuant to the agreement, the Company issued the consultant 1,000,000 shares of restricted common stock (the “Consulting Shares”), with piggy-back registration rights issued in November 2017.

On November 13, 2017, the Company entered into a consulting agreement with another third party consulting company whereby the consulting company agreed to act as the Company’s Interim Vice President of Strategy. As consideration pursuant to the agreement, the Company agreed to pay (a) a non-refundable installment of $150,000 upon the execution of the agreement, and (b) beginning on February 1, 2018, the Company will pay $50,000 per month on the first of each month.

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

CAMBER ENERGY, INC.
(Registrant)

/s/ Richard N. Azar, II
Richard N. Azar, II
Chief Executive Officer
(Principal Executive Officer)
Date: February 14, 2018

/s/ Robert Schleizer
Robert Schleizer
Chief Financial Officer
(Principal Financial/Accounting Officer)
Date: February 14, 2018

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated December 30, 2015+ (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Company with the SEC on December 31, 2015)

2.2	First Amendment to Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated April 20, 2016 and effective April 1, 2016 (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on April 25, 2016, and incorporated herein by reference)(File No. 001-32508)

2.3	Second Amendment to Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated August 25, 2016 (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

2.4	Third Amendment to Asset Purchase Agreement by and among the Company, as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated August 25, 2016 (Filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2017, and incorporated herein by reference)(File No. 001-32508)

2.5	Assignment of Membership Interest dated November 1, 2017, by and between Camber Energy, Inc. and Arkose Lease Partners, L.L.C. (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on January 24, 2018 and incorporated herein by reference) (File No. 001-32508)

3.1	Amended and Restated Certificate of Designation of Lucas Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on August 25, 2016 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

3.2	Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on August 25, 2016 (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

3.3	Amended and Restated Bylaws (effective March 29, 2016) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

3.4	Certificate of Formation of Camber Permian LLC (Filed as Exhibit 3.9 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)

3.5	LLC Agreement for Camber Permian LLC (Filed as Exhibit 3.10 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)

3.6	Certificate of Formation of LEI Operating LLC (Filed as Exhibit 3.11 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)

3.7	Certificate of Amendment to Certificate of Formation of LEI Operating amending the Company’s name to “CEI Operating LLC” (Filed as Exhibit 3.12 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)

3.8	LLC Agreement for CEI Operating LLC (Filed as Exhibit 3.13 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)

3.9	Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of our authorized shares of common stock from 200,000,000 to 500,000,000, as filed with the Secretary of State of Nevada on January 10, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on January 12, 2018 and incorporated herein by reference) (File No. 001-32508)

4.1	Form of Redeemable Convertible Subordinated Debenture (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

4.2	Form of Common Stock Purchase First Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

10.1	Letter Loan Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.2	Amended Letter Loan Agreement (Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.1 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)

10.3	Promissory Note ($7.5 million)(Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.4	Amended and Restated Promissory Note ($7,308,817.32)(Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.2 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)

10.5	Security Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.6	Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement, and Fixture Filing (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.7	Second Amended Letter Loan Agreement (Louise H. Rogers)(November 13, 2014) (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015)(File No. 001-32508)

10.8	Second Amended and Restated Promissory Note ($7,058,964.65)(Louise H. Rogers)(November 13, 2014) (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015)(File No. 001-32508)

10.9	Letter Agreement between Lucas Energy, Inc. and Louise H. Rogers dated February 23, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2015)(File No. 001-32508)

10.10	Amendment dated August 12, 2015, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)(File No. 001-32508)

10.11	Amendment Dated August 28, 2015 to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both Dated November 13, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015)(File No. 001-32508)

10.12	Amendment Dated December 14, 2015, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.13	Assignment and Bill of Sale dated December 2015, by and between Lucas Energy, Inc. and CATI Operating LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.14	Assignment, Novation, and Assumption Agreement dated December 16, 2015, by and between Lucas Energy, Inc., CATI Operating LLC and Louise H. Rogers (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.15	Form of Debenture Securities Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2016, and incorporated herein by reference)(File No. 001-32508)

10.16	Form of Preferred Stock Purchase Agreement (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2016, and incorporated herein by reference)(File No. 001-32508)

10.17	Form of First Amendment to Stock Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 2, 2016, and incorporated herein by reference)(File No. 001-32508)

10.18	$1 million Promissory Note dated August 15, 2016 and effective August 25, 2016, by CATI Operating, LLC in favor of Louise H. Rogers (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2016, and incorporated herein by reference)(File No. 001-32508)

10.19	Ownership Interest Pledge Agreement dated August 15, 2016 and effective August 25, 2016, by Lucas Energy, Inc. in favor of Louise H. Rogers (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2016, and incorporated herein by reference)(File No. 001-32508)

10.20	Loan Guaranty Agreement dated August 15, 2016 and effective August 25, 2016, by Lucas Energy, Inc. in favor of Louise H. Rogers (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2016, and incorporated herein by reference)(File No. 001-32508)

10.21	Assignment of Overriding Royalty Interest dated August 15, 2016 and effective August 25, 2016, by CATI Operating, LLC in favor of Robertson Global Credit, LLC (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2016, and incorporated herein by reference)(File No. 001-32508)

10.22***	Loan Agreement dated August 25, 2016, between Lucas Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as guarantors, and International Bank of Commerce, as lender (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.23	Real Estate Lien Note dated August 25, 2016, by Lucas Energy, Inc., as borrower in favor of International Bank of Commerce, as lender (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.24	Security Agreements dated August 25, 2016 by Lucas Energy, Inc. in favor of International Bank of Commerce (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.25	Form of Limited Guaranty Agreement in favor of International Bank of Commerce dated August 25, 2016 (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.26	Second Amendment to Stock Purchase Agreement dated September 29, 2016 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2016, and incorporated herein by reference)(File No. 001-32508)

10.27	Amendment Dated October 31, 2016, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.28	Form of Third Amendment to Stock Purchase Agreement dated November 17, 2016 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2016, and incorporated herein by reference)(File No. 001-32508)

10.29	Amendment dated January 31, 2017, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Camber Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2017)(File No. 001-32508)

10.30***	Short Term Promissory Note ($1,050,000) by Camber Energy, Inc. in favor of Alan Dreeben dated January 31, 2017 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on February 6, 2017 and incorporated herein by reference)(File No. 001-32508)

10.31	Amendment Dated March 31, 2017, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Camber Energy, Inc. and Louise H. Rogers (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2017 and incorporated herein by reference)(File No. 001-32508)

10.32	Service Agreement, dated as of April 27, 2017 and effective May 1, 2017, by and between Camber Energy, Inc. and Enerjex Resources (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 1, 2017 and incorporated herein by reference)(File No. 001-32508)

10.33	Severance Agreement and Release between Anthony C. Schnur and the Company dated June 2, 2017 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on June 6, 2017 and incorporated herein by reference)(File No. 001-32508)

10.34	Termination Agreement dated May 23, 2017, between Camber Energy, Inc. and Richard N. Azar, II (Filed as Exhibit 10.52 to the Company’s Annual Report on Form 8-K for the year ended March 31, 2017, filed with the Commission on July 14, 2017 and incorporated herein by reference)(File No. 001-32508)

10.35	Funding Agreement with Vantage Fund, LLC dated June 7, 2017 and effective August 2, 2017 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on August 11, 2017 and incorporated herein by reference)(File No. 001-32508)

10.36	Assignment dated August 2, 2017 to Vantage Fund, LLC (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on August 11, 2017 and incorporated herein by reference)(File No. 001-32508)

10.37	Warrant to Purchase 1,600,000 Shares of Common Stock granted to Vantage Fund, LLC, dated August 2, 2017 (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on August 11, 2017 and incorporated herein by reference)(File No. 001-32508)

10.38	Form of Stock Purchase Agreement relating to the purchase of $16 million in shares of Series C Redeemable Convertible Preferred Stock dated October 5, 2017 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on October 5, 2017 and incorporated herein by reference)(File No. 001-32508)

10.39	Letter Agreement dated November 9, 2017, between Camber Permian LLC, NFP Energy LLC and Fortuna Resources Permian, LLC (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on November 15, 2017 and incorporated herein by reference) (File No. 001-32508)

10.40	Assignment, Bill of Sale and Conveyance to Fortuna Resources Permian, LLC dated November 9, 2017 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on November 15, 2017 and incorporated herein by reference) (File No. 001-32508)

10.41	Assignment of Overriding Royalty Interest from CATI Operating, LLC, as assignor, to Louise Herrington Ornelas Trust, as assignee, effective December 13, 2017 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on January 24, 2018 and incorporated herein by reference) (File No. 001-32508)

10.42	Release of Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement, and Fixture Filing between CATI Operating, LLC and Sharon E. Conway, Trustee for the benefit of Louise H. Rogers dated December 15, 2017 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on January 24, 2018 and incorporated herein by reference) (File No. 001-32508)

10.43	Extension Agreement between Camber Energy, Inc. and International Bank of Commerce relating to the August 30, 2017 payment (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on January 30, 2018 and incorporated herein by reference) (File No. 001-32508)

10.44	Extension and/or Modification and Release Agreement Commercial Indebtedness effective September 30, 2017, by Camber Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as pledgors, and International Bank of Commerce, as lender (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on January 30, 2018 and incorporated herein by reference) (File No. 001-32508)

10.45	Extension and/or Modification and Release Agreement Commercial Indebtedness effective October 30, 2017, by Camber Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as pledgors, and International Bank of Commerce, as lender (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on January 30, 2018 and incorporated herein by reference) (File No. 001-32508)

10.46	Extension and/or Modification and Release Agreement Commercial Indebtedness effective November 30, 2017, by Camber Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as pledgors, and International Bank of Commerce, as lender (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on January 30, 2018 and incorporated herein by reference) (File No. 001-32508)

10.47*	Extension and/or Modification and Release Agreement Commercial Indebtedness effective December 30, 2017, by Camber Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as pledgors, and International Bank of Commerce, as lender

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer

31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer

32.2**	Section 906 Certification of Periodic Report of Principal Financial Officer

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.LAB	XBRL Label Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.

*101.DEF	XBRL Definition Linkbase Document

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