Form 10-K
period 2018-03-31
CAMBER ENERGY, INC.
filed 2018-07-02
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-32508

CAMBER ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2660243
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4040 Broadway, Suite 425, San Antonio, Texas	78209
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (210) 998-4035

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE American

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

Common Stock aggregate market value held by non-affiliates as of the registrant’s most recently completed second fiscal quarter, September 30, 2017: $5,517,761.

There were 15,574,255 shares of the registrant’s common stock outstanding as of June 28, 2018.

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

●	our ability to integrate and realize the benefits of prior and future acquisitions that we may complete;
●	the availability of funding and the terms of such funding;
●	our growth strategies;
●	anticipated trends in our business;
●	our ability to repay outstanding loans and satisfy our outstanding liabilities;
●	defaults which have occurred under our senior loan documents and potential foreclosures thereunder;
●	changes in our business focus and management;
●	our liquidity and ability to finance our exploration, acquisition and development strategies;
●	market conditions in the oil and gas industry;
●	the timing, cost and procedure for future acquisitions;
●	the impact of government regulation;
●	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;
●	legal proceedings and/or the outcome of and/or negative perceptions associated therewith;
●	planned capital expenditures (including the amount and nature thereof);
●	increases in oil and gas production;
●	changes in the market price of oil and gas;
●	changes in the number of drilling rigs available;
●	the number of wells we anticipate drilling in the future;
●	estimates, plans and projections relating to acquired properties;
●	our outstanding convertible securities and dilution or negative perceptions associated therewith;
●	the number of potential drilling locations; and
●	our financial position, business strategy and other plans and objectives for future operations.

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

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Camber” and “Camber Energy, Inc.” refer specifically to Camber Energy, Inc., and our consolidated subsidiaries, CATI Operating, LLC, a Texas limited liability company, which was wholly-owned (“CATI”) until it was divested on November 9, 2017, CEI Operating LLC, a Texas limited liability company, which is wholly-owned, Camber Permian LLC, a Texas limited liability company, which is wholly-owned, Camber Permian II LLC, a Texas limited liability company, which was wholly-owned, and CE Operating, LLC, an Oklahoma limited liability company, which was wholly-owned until it was divested on November 9, 2017.

Certain abbreviations and oil and gas industry terms used throughout this Annual Report are described and defined in greater detail under “Glossary of Oil and Natural Gas Terms” on page 16, and readers are encouraged to review that section.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

ITEM 1. BUSINESS.

General

Camber Energy, Inc., a Nevada corporation, is an independent oil and natural gas company based in San Antonio, Texas. We are engaged in the acquisition, development and sale of crude oil, natural gas and natural gas liquids from various known productive geological formations, including from the Hunton formation in Lincoln, Logan, Payne and Okfuskee Counties, in central Oklahoma; the Cline shale and upper Wolfberry shale in Glasscock County, Texas; and Hutchinson County, Texas, in connection with our Panhandle acquisition which closed in March 2018 (described below). Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc., effective June 9, 2006 and effective January 4, 2017, the Company changed its name to Camber Energy, Inc.

On December 30, 2015, the Company entered into an Asset Purchase Agreement (as amended from time to time, the “Asset Purchase Agreement”) to acquire, from twenty-three different entities and individuals (the “Sellers”), working interests in producing properties and undeveloped acreage (the “Acquisition”), which acquisition transaction was completed on August 25, 2016. The assets acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region. In connection with the closing of the acquisition, we assumed approximately $30.6 million of commercial bank debt, issued 520,387 shares of common stock to certain of the Sellers, issued 552,000 shares of Series B Preferred Stock to one of the Sellers and its affiliate, and paid $4,975,000 in cash to certain of the Sellers. The effective date of the Acquisition was April 1, 2016.

Our primary value drivers are our reserves, which must be developed to unlock their full potential. We believe the market conditions driving us toward the need for a larger entity of greater size and financial mass are even more essential in the current environment. In order to develop the significant reserves at our disposal, we believe that we must become, or become part of, a larger organization with ample cash flow and greater access to capital. Measures such as return on equity, liquidity and stock multiples have led us to conclude that the market, in general, views small-cap and mid-cap exploration and production companies as having greater potential than microcaps. The larger companies tend to have access to more favorable debt financing, receive greater analyst coverage, trade with greater liquidity and consequently, often have higher share prices. We are actively conducting workovers and subject to raising the balance of the funds due in connection with the October 2017 Purchase Agreement (defined and described below), which is subject to certain closing conditions described herein, the Company intends to acquire producing/non producing properties at value prices and participate in joint ventures with industry partners with the goal of enhancing production and cash flow.

The Company also plans to execute a growth strategy by building on the platform and technical capacity created by our recent asset acquisitions described below, provided that the LOI defined and discussed below does not close.

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

As of March 31, 2018, the Company had leasehold interests (working interests) covering approximately 19,985 net acres underlying a total of 78,715 gross acres in its two core regions, Central Oklahoma and West Texas. In Central Oklahoma the Company had 19,126 / 57,947 (net / gross) acres, most of which was acquired pursuant to the Acquisition (defined under Liquidity and Going Concern Consideration). Approximately 97% of the Central Oklahoma acreage is held by production (“HBP”). In West Texas, the Company had 859 /20,768 (net / gross) acres.

As of March 31, 2018, Camber was producing an average of approximately 842 net barrels of oil equivalent per day (“Boepd”) from over 100 active well bores. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. Our production sales totaled 307,510 barrels of oil equivalent, net to our interest, for the year ended March 31, 2018. At March 31, 2018, Camber’s total estimated proved producing reserves were 2.92 million barrels of oil equivalent of which 1,565,270 barrels (“Bbls”) were crude oil and NGL (“Bbls”) reserves, and 8.15 billion cubic feet (“Bcf”) were natural gas reserves.

We have an experienced management team with proven acquisition, operating and financing capabilities. Through May 25, 2018, Mr. Richard Azar, served as Chief Executive Officer. Mr. Azar has over thirty years of extensive oil and gas and financial management experience and since 1982, Mr. Azar’s companies have explored for, produced and operated over 1,000 wells in Central, South and West Texas and Central Oklahoma, including the development of the Hunton Dewatering Resource play in central Oklahoma. Effective May 25, 2018, Mr. Azar resigned as Chief Executive Order in the normal course of business and not due to a disagreement with the Company or in connection with any matter relating to the Company’s operations, policies or practices. Effective on June 21, 2018, Mr. Azar resigned as a member of the Board of Directors.

Effective May 25, 2018, the Board of Directors appointed Mr. Louis G. Schott as Interim Chief Executive Officer. Mr. Schott has over 24 years of legal and business experience with 20 years in the oil and gas industry, including a strong background in restructuring, mergers and acquisitions, public company regulations and requirements, title, energy finance, business development, general negotiations and land. Mr. Schott’s recent restructuring experience includes restructurings within and outside of bankruptcy and both public, traded on the TSX and NYSE American, and private entities. At the time of his appointment, Mr. Schott was an advisor to the Company (a position he has held since December 2017) and is also an advisor to other companies in various stages of growth. Mr. Schott oversaw the operations of the Company pursuant to the terms of the Service Agreement described above under “Item 11. Executive Compensation” - “Service Agreement” from April to December 2017.

As of March 31, 2018, Camber had no employees. We utilized contractors on an “as-needed” basis to carry out various functions, including but not limited to field operations, land administration, corporate activity and information technology maintenance.

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

While actively pursuing specific exploration and development activities in the Mid-Continent area, we may not be able to close future acquisitions for a variety of reasons. We have recently made significant strides in improving production from our existing fields where our barrel of oil equivalent per day rates have risen from 617 boepd in March 2017, to a March 2018 rate of 842 boepd. Continued improvement in these rates should result in increased revenue and cash flow.

In the event the LOI, described and defined below under “Recent Events” closes, the Company may undertake a change in business focus and/or may seek to combine with another company.

Recent Events

Vantage Transaction

On August 2, 2017, and effective June 13, 2017, the Company entered into an agreement with Vantage Fund, LLC (“Vantage” and the “Vantage Agreement”), pursuant to which Vantage agreed to provide up to $6 million of funding to the Company, in the sole discretion of Vantage, with $400,000 provided in the initial tranche (the “Initial Tranche”). The consideration for the Initial Tranche of funding was the assignment to Vantage of all of the Company’s rights and ownership in its then wholly-owned subsidiary Camber Permian II, LLC (“Camber Permian”) which included leaseholds and potential participation rights in undeveloped oil and gas property known as Arrowhead. The Vantage Agreement contained customary indemnification requirements. On July 17, 2017, Vantage provided $120,000 to the Company under the Vantage Note and on July 20, 2017, Vantage provided $30,000 to the Company under the Vantage Note. Vantage was granted a second lien on the Jackrabbit property in connection with the financing. On November 9, 2017, in connection with the sale of the Jackrabbit Acreage, the Company paid Vantage the full amount due on the Vantage Note of $150,000.

Rogers Loan Default and Foreclosure

On August 13, 2013, the Company entered into a $7.5 million Letter Loan Agreement with Louise H. Rogers (“Rogers” and such loan, as amended from time to time, the “Rogers Loan”). As a result of various extensions and amendments thereto the Rogers Loan was due and payable on July 31, 2017. The loan was not paid when due and the cure period on the Rogers Loan expired on September 11, 2017. On such date, all principal, interest and unpaid costs thereunder were immediately due and payable (which totaled approximately $9.4 million as of the date of acceleration which amount included $2.1 million of default interest). Prior to the default, CATI Operating, LLC (“CATI”), the Company’s wholly-owned subsidiary and obligor under the loan, had not recorded interest due on the note based on its earlier agreements. As a result of the default, demand and acceleration, CATI recorded the default interest demand of $2.1 million in the three-month period ended December 31, 2017. In September 2017, Rogers foreclosed on the assets of CATI which secured the note. On October 3, 2017, the trustee of those assets, for the benefit of the lender, sold these assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness. The Company recorded an approximate loss on sale of property of approximately $4.1 million in conjunction with the settlement of the approximate $9.4 million of debt and accrued interest and the removal of approximately $1.3 million of remaining ARO.

On December 15, 2017, CATI entered into a Release of Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (the “Release”) with Rogers. Pursuant to the Release, the Company completed a transaction in which CATI provided Rogers, pursuant to an Assignment of Overriding Royalty Interest (the “Royalty Assignment”), with an overriding royalty (equal to 0.01 of 8/8ths of all oil and gas) on CATI’s remaining leasehold and Rogers released CATI from all remaining indebtedness owed. The Release, which was filed in various counties in Texas on January 22, 2018 and January 23, 2018, discharged approximately $5.8 million in principal and interest outstanding and owed to Rogers, according to Rogers. The effective date of the Release was December 15, 2017. Additionally, the remaining leasehold and ownership of CATI was assigned to Arkose Lease Partners, LLC, a third party (“Arkose”), pursuant to an Assignment of Membership Interest (the “Assignment”), dated November 1, 2017, in exchange for Arkose’s assumption of all plugging and abandonment liabilities of CATI of approximately $1.8 million.

October 2017 Purchase Agreement

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

On October 5, 2017, in connection with the entry into the October 2017 Purchase Agreement, the Investor purchased 212 shares of Series C Preferred Stock for $2 million (the “Initial Closing”); on November 21, 2017, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 106 shares of Series C Preferred Stock for $1 million (the “Second Closing”); on December 27, 2017, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Third Closing”); on January 31, 2018, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Fourth Closing”); on February 22, 2018, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Fifth Closing”); on March 9, 2018, the Company sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Sixth Closing”); on April 10, 2018, the Company sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Seventh Closing”); and on May 22, 2018, the Company sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Eighth Closing”).

The Sixth Closing, Seventh Closing and Eighth Closing occurred notwithstanding the terms of the October 2017 Purchase Agreement which required the sixth closing to be for a total of $5 million (the “$5 Million Closing”), as the parties mutually agreed to the sales of only $1 million of Series C Preferred Stock to be sold pursuant to the $5 Million Closing, at the Sixth Closing, Seventh Closing and Eighth Closing.

On March 2, 2018, the Company and the Investor entered into an amendment to the October 2017 Purchase Agreement (the “Amendment”), pursuant to which the Investor (a) waived any and all Trigger Events (as defined in the certificate of designation of the Series C Preferred Stock (the “Designation”)) that had occurred prior to March 2, 2018, (b) agreed that all calculations provided for in the Designation would be made as if no such Trigger Event had occurred, and (c) waived any right to receive any additional shares of common stock based upon any such Trigger Event, with respect to all shares of Series C Preferred Stock, other than any which have already been converted.

The Investor also agreed, pursuant to the Amendment, that the conversion rate of conversion premiums pursuant to the Designation would remain 95% of the average of the lowest 5 individual daily volume weighted average prices during the applicable Measuring Period (as defined in the Designation), not to exceed 100% of the lowest sales prices on the last day of the Measuring Period, less $0.05 per share of common stock, unless a triggering event has occurred, and that such $0.05 per share discount would not be adjusted in connection with the Company’s previously reported 1-for-25 reverse stock split affected on March 5, 2018.

The Company plans to use the proceeds from the sale of the Series C Preferred Stock for working capital, workovers on existing wells, acquisitions, repayment of vendor balances and payments to International Bank of Commerce (“IBC”).

Consulting Agreements

On October 4, 2017, the Company entered into an agreement with a digital marketing advisor pursuant to which the advisor agreed to create original content with the goal of increasing public awareness about the Company and the Company agreed to pay the advisor (a) $20,000 per month beginning in October 2017 and ending on February 28, 2018, (b) $50,000 per month thereafter through October 4, 2018, the end of the term of the agreement, and (c) 100,000 shares of restricted common stock, with 50,000 shares issued in November 2017 and the remainder due on May 1, 2018, which shares have not been issued to date.

On October 4, 2017, the Company entered into a consulting agreement with a third party consultant which consultant agreed to provide investor relations and public relations services to the Company. As consideration pursuant to the agreement, the Company issued the consultant 40,000 shares of restricted common stock (the “Consulting Shares”), with piggy-back registration rights issued in November 2017.

On November 13, 2017, the Company entered into a consulting agreement with another third party consulting company whereby the consulting company agreed to act as the Company’s Interim Vice President of Strategy. As consideration pursuant to the agreement, the Company agreed to pay (a) a non-refundable installment of $150,000 upon the execution of the agreement, and (b) beginning on February 1, 2018, the Company will pay $50,000 per month on the first of each month. Effective May 1, 2018, the agreement was modified to reflect compensation payable on an hourly basis.

Vantage Agreement

Arrowhead Sale

On June 12, 2017, the Company received the initial tranche of $400,000 in connection with the Vantage Agreement. In exchange for the cash received, the Company assigned its interest held in Camber Permian in the undeveloped Arrowhead oil and gas property, with a book value of $114,500, to Vantage and granted warrants to purchase 64,000 shares of the Company’s common stock (see further discussion of these warrants in Note 10). The Company recorded a gain of $1,195 as a result of this assignment that was recorded in loss on sale of property and equipment as of March 31, 2018.

Jackrabbit Sale

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

IBC Bank Loan Default and Forbearances

On August 25, 2016, the Company, as borrower, and Richard N. Azar II, our former Chief Executive Officer and former director, and who also received the largest number of securities and cash in connection with the closing of the Acquisition (“Azar”), Donnie B. Seay, our current director, Richard E. Menchaca, RAD2, DBS Investments, Ltd. (“DBS”, controlled by Mr. Seay) and Saxum Energy, LLC (“Saxum”, which is controlled by Mr. Menchaca), as guarantors (collectively, the “Guarantors”, all of which were directly or indirectly Sellers), and IBC, as Lender (“Lender”), entered into a Loan Agreement.

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

The amount owed under the note is secured by a Security Interest in substantially all of our assets and properties, pursuant to three Security Agreements. Also, each of the Guarantors guaranteed the repayment of a portion of the Loan Agreement pursuant to a Limited Guaranty Agreement. Additionally, in connection with the parties’ entry into the Loan Agreement and to further secure amounts due thereunder, certain of the Guarantors pledged shares of common stock which they received at the closing to the Lender, with RAD2 pledging 124,824 shares of common stock; DBS pledging 37,437 shares of common stock; and Saxum pledging 26,936 shares of common stock.

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

The Company agreed to pay the Lender a loan finance charge of $400,000 in connection with its entry into the Loan Agreement, with half due on the date the Company entered into the Loan Agreement and half due on or before the 180th day following the date of the Loan Agreement. As further consideration for agreeing to the terms of the Loan, the Company agreed to issue the Lender 15,612 shares of common stock. The Company recognized a $2.8 million note discount related to these transactions and other debt issuance costs and will amortize the discount and debt issuance costs over the term of the note.

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

The Company subsequently paid the principal payments required as discussed above in February and March 2018, and has further paid all required interest due under the IBC loan through May 2018.

As of March 31, 2018, the Company was not in compliance with certain covenants of the loan agreement with IBC, including requiring the Company to maintain a net worth of $30 million and had previously defaulted in the payment of certain interest and principal payments which were required to be paid pursuant to the terms of the loan. As a result, the balance of the loan due to IBC of $36.9 million (less unamortized debt issuance costs of approximately $1.3 million), was recognized as a short-term liability on the Company’s balance sheet as of March 31, 2018. The Company has also recognized approximately $39,000 in accrued interest as of March 31, 2018.

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

Increase in Authorized Shares of Common Stock

Effective on January 10, 2018, the Company filed, with the Secretary of State of Nevada, a Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of the Company’s authorized shares of common stock, $0.001 per value per share, from 200,000,000 shares to 500,000,000 shares.

Okfuskee County, Oklahoma Acquisition

In January 2018, we acquired approximately 3,000 leasehold acres in Okfuskee County, Oklahoma, including two producing wells and 7 non-producing well bores, in consideration for $210,000. The acquisition included three salt water disposal wells, to support existing and potential future hydrocarbon production.

1-for 25 Reverse Stock Split of Outstanding Common Stock

On March 1, 2018, we filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect a 1-for-25 reverse stock split of all outstanding common stock shares of the Company (the “Amendment”). The reverse stock split was effective on March 5, 2018. The effect of the reverse stock split was to combine each 25 shares of outstanding common stock into one new share, with no change in authorized shares or par value per share, and to reduce the number of common stock shares outstanding from approximately 103.5 million shares to approximately 4.1 million shares (prior to rounding). Proportional adjustments were made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans. The reverse stock split did not affect any shareholder’s ownership percentage of the Company’s common stock, except to the limited extent that the reverse stock split resulted in any shareholder owning a fractional share. Fractional shares of common stock were rounded up to the nearest whole share based on each holder’s aggregate ownership of the Company. The effect of the reverse stock split has been retroactively reflected throughout this report.

Texas Panhandle Acquisition

In March 2018, we completed the acquisition of working interests in certain leases, wells and equipment located in the Texas panhandle and a 75% ownership of two partnerships that owned certain leases, wells and equipment in the same fields, for a total purchase price of $250,000, payable in three tranches, from an entity which is controlled by Ian Acrey who serves as the operating manager of our operations through a different entity. A payment of $85,000 was due at closing; $85,000 was due thirty days after closing and $80,000 was due sixty days after closing. Camber earned 25% of the working interest at the closing and earned an additional 25% of the working interest at each of the two subsequent closings. The seller retained a 25% carried working interest in the assets. The acquisition includes 49 non-producing well bores, 5 saltwater disposal wells and the required infrastructure and equipment necessary to support future hydrocarbon production as well as approximately 500 net leasehold acres in Hutchinson County, Texas. Camber is currently evaluating hydrocarbon production opportunities across all of the acquired acreage including the existing non-producing well bores for workover opportunities. An entity which was significantly owned by the operator of the Company’s other operated properties was the seller of the properties.

Disposition and IBC Assumption Letter of Intent

On June 25, 2018, the Company entered into a non-binding letter of intent with an entity affiliated with Mr. Azar and Donnie B. Seay, our current director (the “LOI”). The LOI contemplates the Company and the entity entering into, among other agreements, an asset purchase agreement whereby the Company will transfer substantially all of its assets to the entity, reserving its assets in Glasscock County and Hutchinson Counties, Texas and will also retain a 12.5% production payment and a 3% overriding royalty interest in its existing Okfuskee County, Oklahoma asset, in consideration for the entity assuming all of the Company’s senior bank debt owed to IBC. The LOI is subject to various conditions, as are the transactions contemplated therein, including, but not limited to, approval of IBC and approval of the Company’s shareholders for the contemplated transactions.

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

In January 2018, the Company acquired approximately 3,000 leasehold acres in Okfuskee County, Oklahoma which includes nine currently producing wells and three salt water disposal wells (as described above).

Our Glasscock County, Texas properties produce oil and gas primarily from the Wolfberry, Cline and Fusselman formations and are all non-operated. In addition, the Company owns approximately 1,000 net acres and operations in the Permian Basin, Texas which it plans to sell or farm out.

In March 2018, the Company acquired 49 non-producing well bores, five salt water disposal wells and approximately 500 net leasehold acres in Hutchinson County, Texas (as described above).

We have steered the Company to a strategic path leveraging on our expanding technical and operational “dewatering” expertise. Since closing the acquisition of the Segundo Hunton dewatering assets in August 2016, the Company has sought an opportunity to expand its dewatering expertise to another productive formation. As a simplified explanation, dewatering occurs in formations with high water saturations, greater than 50%. The oil and gas resides in pore spaces of conventional subsurface rock formations and is held in place by the pressurized water. By producing the water (dewatering), the pressure holding the hydrocarbon in place is lowered, the hydrocarbon expands, and transitions from a residual state to a mobile state, allowing for commercial production. This concept is now being used throughout the Mid-Continent to produce large quantities of oil and gas.

The Company also plans to execute a growth strategy by building on the platform and technical capacity created by our recent asset acquisitions described below, provided that the LOI does not close.

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

We generally sell a significant portion of our oil and gas production to a relatively small number of customers. For the year ended March 31, 2018, our consolidated revenues were from the sale of oil, gas and natural gas liquids under marketing contracts primarily with Superior Pipeline Company, and Scissortail Energy, LLC. We are not dependent upon any one purchaser and have alternative purchasers available at competitive market prices if there is disruption in services or other events that cause us to search for other ways to sell our production.

During the year ended March 31, 2018, two customers accounted for 72.3% of our total revenues and during the year ended March 31, 2017, no one customer accounted for more than 20% of our total revenues. We do not believe the loss of any customer will have a material effect on the Company because alternative customers are readily available.

We actively manage our crude oil inventory in field tanks.

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

Other Matters

Environmental. Our exploration, development, and production of oil and natural gas, including our operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil, natural gas, and disposal wells. Our domestic activities are subject to a variety of environmental laws and regulations, including but not limited to, the Oil Pollution Act of 1990 (“OPA”), the Clean Water Act (“CWA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act (“CAA”), and the Safe Drinking Water Act (“SDWA”), as well as state regulations promulgated under comparable state statutes. We are also subject to regulations governing the handling, transportation, storage, and disposal of naturally occurring radioactive materials that are found in our oil and gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for cleanup of pollution.

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

Hydraulic fracture stimulation requires the use of water. We use fresh water or recycled produced water in our fracturing treatments in accordance with applicable water management plans and laws. Several proposals have previously been presented to the U.S. Congress that, if implemented, would either prohibit or restrict the practice of hydraulic fracturing or subject the process to regulation under the Safe Drinking Water Act. Several states have previously considered, or are currently considering, legislation to regulate hydraulic fracturing practices that could impose more stringent permitting, transparency, and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether. Hydraulic fracturing of wells and subsurface water disposal are also under public and governmental scrutiny due to potential environmental and physical impacts, including possible contamination of groundwater and drinking water and possible links to earthquakes. In addition, some municipalities have significantly limited or prohibited drilling activities and/or hydraulic fracturing, or are considering doing so.

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

Our fiscal year ends on the last day of March of each year. We refer to the years ended March 31, 2018 and 2017 as our 2018 and 2017 fiscal years, respectively.

GLOSSARY OF OIL AND NATURAL GAS TERMS

The following is a description of the meanings of some of the oil and natural gas terms used in this Annual Report.

AFE or Authorization for Expenditures. A document that lays out proposed expenses for a particular project and authorizes an individual or group to spend a certain amount of money for that project.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in this Annual Report in reference to crude oil or other liquid hydrocarbons.

Bcf. An abbreviation for billion cubic feet. Unit used to measure large quantities of gas, approximately equal to 1 trillion Btu.

Boe. Barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids, to six Mcf of natural gas.

Boepd. Barrels of oil equivalent per day.

Bopd. Barrels of oil per day.

Btu or British thermal unit. The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

Completion. The operations required to establish production of oil or natural gas from a wellbore, usually involving perforations, stimulation and/or installation of permanent equipment in the well or, in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Condensate. Liquid hydrocarbons associated with the production of a primarily natural gas reserve.

Conventional resources. Natural gas or oil that is produced by a well drilled into a geologic formation in which the reservoir and fluid characteristics permit the natural gas or oil to readily flow to the wellbore.

Developed acreage. The number of acres that are allocated or assignable to productive wells.

Development well. A well drilled into a proved oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Estimated ultimate recovery or EUR. Estimated ultimate recovery is the sum of reserves remaining as of a given date and cumulative production as of that date.

Exploratory well. A well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

Farmin or farmout. An agreement under which the owner of a working interest in an oil or natural gas lease assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a “farmin” while the interest transferred by the assignor is a “farmout.”

FERC. Federal Energy Regulatory Commission.

Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Gross acres or gross wells. The total acres or wells in which a working interest is owned.

Henry Hub. A natural gas pipeline located in Erath, Louisiana that serves as the official delivery location for futures contracts on the NYMEX. The settlement prices at the Henry Hub are used as benchmarks for the entire North American natural gas market.

Held by production. An oil and natural gas property under lease in which the lease continues to be in force after the primary term of the lease in accordance with its terms as a result of production from the property.

Horizontal drilling or well. A drilling operation in which a portion of the well is drilled horizontally within a productive or potentially productive formation. This operation typically yields a horizontal well that has the ability to produce higher volumes than a vertical well drilled in the same formation. A horizontal well is designed to replace multiple vertical wells, resulting in lower capital expenditures for draining like acreage and limiting surface disruption.

Liquids. Liquids, or natural gas liquids, are marketable liquid products including ethane, propane, butane and pentane resulting from the further processing of liquefiable hydrocarbons separated from raw natural gas by a natural gas processing facility.

LOE or Lease operating expenses. The costs of maintaining and operating property and equipment on a producing oil and gas lease.

MBbl. One thousand barrels of crude oil or other liquid hydrocarbons.

MMBbl/d. One thousand barrels of crude oil or other liquid hydrocarbons per day.

Mcf. One thousand cubic feet of natural gas.

Mcfgpd. Thousands of cubic feet of natural gas per day.

MMcf. One million cubic feet of natural gas.

MMBtu. One million British thermal units.

Net acres or net wells. The sum of the fractional working interest owned in gross acres or wells.

Net revenue interest. The interest that defines the percentage of revenue that an owner of a well receives from the sale of oil, natural gas and/or natural gas liquids that are produced from the well.

NGL. Natural gas liquids.

NYMEX. New York Mercantile Exchange.

Permeability. A reference to the ability of oil and/or natural gas to flow through a reservoir.

Petrophysical analysis. The interpretation of well log measurements, obtained from a string of electronic tools inserted into the borehole, and from core measurements, in which rock samples are retrieved from the subsurface, then combining these measurements with other relevant geological and geophysical information to describe the reservoir rock properties.

Play. A set of known or postulated oil and/or natural gas accumulations sharing similar geologic, geographic and temporal properties, such as source rock, migration pathways, timing, trapping mechanism and hydrocarbon type.

Possible reserves. Additional reserves that are less certain to be recognized than probable reserves.

Probable reserves. Additional reserves that are less certain to be recognized than proved reserves but which, in sum with proved reserves, are as likely as not to be recovered.

Producing well, production well or productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the well’s production exceed production-related expenses and taxes.

Properties. Natural gas and oil wells, production and related equipment and facilities and natural gas, oil or other mineral fee, leasehold and related interests.

Prospect. A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is considered to have potential for the discovery of commercial hydrocarbons.

Proved developed reserves. Proved reserves that can be expected to be recovered through existing wells and facilities and by existing operating methods.

Proved reserves. Reserves of oil and natural gas that have been proved to a high degree of certainty by analysis of the producing history of a reservoir and/or by volumetric analysis of adequate geological and engineering data.

Proved undeveloped reserves or PUDs. Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

Repeatability. The potential ability to drill multiple wells within a prospect or trend.

Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Royalty interest. An interest in an oil and natural gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

2-D seismic. The method by which a cross-section of the earth’s subsurface is created through the interpretation of reflecting seismic data collected along a single source profile.

3-D seismic. The method by which a three-dimensional image of the earth’s subsurface is created through the interpretation of reflection seismic data collected over a surface grid. 3-D seismic surveys allow for a more detailed understanding of the subsurface than do 2-D seismic surveys and contribute significantly to field appraisal, exploitation and production.

Trend. A region of oil and/or natural gas production, the geographic limits of which have not been fully defined, having geological characteristics that have been ascertained through supporting geological, geophysical or other data to contain the potential for oil and/or natural gas reserves in a particular formation or series of formations.

Unconventional resource play. A set of known or postulated oil and or natural gas resources or reserves warranting further exploration which are extracted from (a) low-permeability sandstone and shale formations and (b) coalbed methane. These plays require the application of advanced technology to extract the oil and natural gas resources.

Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether such acreage contains proved reserves. Undeveloped acreage is usually considered to be all acreage that is not allocated or assignable to productive wells.

Unproved and unevaluated properties. Refers to properties where no drilling or other actions have been undertaken that permit such property to be classified as proved.

Vertical well. A hole drilled vertically into the earth from which oil, natural gas or water flows are pumped.

Volumetric reserve analysis. A technique used to estimate the amount of recoverable oil and natural gas. It involves calculating the volume of reservoir rock and adjusting that volume for the rock porosity, hydrocarbon saturation, formation volume factor and recovery factor.

Wellbore. The hole made by a well.

WTI or West Texas Intermediate. A grade of crude oil used as a benchmark in oil pricing. This grade is described as light because of its relatively low density, and sweet because of its low sulfur content.

Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production.

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

As of March 31, 2018, we had $0.76 million in cash. Our primary sources of cash for the year ended March 31, 2018 were from funds generated from the sale of preferred stock, the sale of oil and gas properties and the sale of natural gas (including NGL) and crude oil production, and funds borrowed under funding agreements.

We do not currently have all of the financial resources to fully develop and execute on all of our other business opportunities, nor do we have all of the resources to satisfy our debt obligations including the loan agreement with International Bank of Commerce (“IBC” or “IBC Bank”), which is currently in default. We intend to finance our development through our producing assets, equity or debt financings and by securing financial and strategic partners focused on development of these opportunities. We can make no assurances that our business operations will provide us with sufficient cash flows to continue our operations. We will need to raise additional capital through equity and debt financing for any new ventures that are developed, for debt services, to support our existing projects and possible expansions thereof and for our corporate general and administrative expenses. We may consider a full range of financing options in order to develop our business.

We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our existing stockholders. If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain our general and administrative expenses at current levels; (ii) successfully develop our assets; (iii) fund certain obligations as they become due; (iv) respond to competitive pressures or unanticipated capital requirements; or (v) repay our indebtedness. If we fail to repay or refinance the loan agreement with IBC Bank, which is currently in default, then we may be forced to sell our assets which are secured by the loan agreement with IBC Bank in order to satisfy the outstanding debt or take other remedial steps. If IBC Bank were to foreclose on the assets which secure the IBC Bank debt we may be forced to seek bankruptcy protection, the result of which will likely be, among other things, that any securities in the Company become worthless.

We require significant additional financing to continue as a going concern and pay outstanding liabilities and our lack of available funding raises questions regarding our ability to continue as a going concern.

Due to the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to drill additional wells and develop our proved undeveloped reserves (“PUDs”), either because we are unable to raise sufficient funding for such development activities, or otherwise, or in the event we are unable to acquire additional operating properties; we believe that our revenues will continue to decline over time. Furthermore, in the event we are unable to raise additional funding in the future we will not be able to participate in the drilling of planned additional wells, will not be able to complete other drilling and/or workover activities, and may not be able to make required payments on our outstanding liabilities, including amounts owed on the loan agreement with IBC Bank. Therefore, in the event we do not raise additional funding in the future we will be forced to scale back our business plan, sell or liquidate assets to satisfy outstanding debts and/or take other steps which may include seeking bankruptcy protection.

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

Additionally, due to our need for immediate funding, we may be forced to raise capital through the sale of debt (subordinated to IBC) or equity in the near term. In order to issue additional convertible debt securities, we must, subject to certain exceptions, obtain the consent of the investor in our April 2016/October 2017 financing. If we are unable to obtain the consent of this investor in connection with future financings, we may be unable to raise additional capital on acceptable terms, or at all. If external financing sources are not available in a timely manner or at all, or are inadequate to fund our operations, it could materially harm our financial condition and results of operation. We may not have the time or resources available to seek stockholder approval (if required pursuant to applicable NYSE American rules and requirements) for such transactions which may result in the issuance of more than 20% of our outstanding common stock. As such, we may instead rely on an exemption from the NYSE American stockholder approval rules which allows an NYSE American listed company an exemption from such rules when a delay in securing stockholder approval would seriously jeopardize the financial viability of the Company. Consequently, our stockholders may not be offered the ability to approve transactions we may undertake in the future, including those transactions which would ordinarily require stockholder approval under applicable NYSE American rules and regulations, and/or those transactions which would result in substantial dilution to existing stockholders.

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

We are currently in default of our $36.9 million loan agreement with IBC Bank, which is secured by substantially all of our assets.

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

As of March 31, 2018, the Company was not in compliance with certain covenants of the loan agreement with IBC, including requiring the Company to maintain a net worth of $30 million and had previously defaulted in the payment of certain interest and principal payments which were required to be paid pursuant to the terms of the loan. As a result, the balance of the loan due to IBC of $36.9 million (less unamortized debt issuance costs of approximately $1.3 million), was recognized as a short-term liability on the Company’s balance sheet as of March 31, 2018. The Company has also recognized approximately $39,000 in accrued interest as of March 31, 2018.

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

We have a significant amount of outstanding indebtedness. As of March 31, 2018, we owed approximately $3 million in accounts payable and $37.4 million in notes payable, of which $36.9 million is the Loan Agreement with IBC (currently in default).

Our substantial indebtedness could have important consequences and significant effects on our business. For example, it could:

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•	require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes; restrict us from taking advantage of business opportunities;
•	make it more difficult to satisfy our financial obligations;
•	place us at a competitive disadvantage compared to our competitors that have less debt obligations; and
•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes in satisfactory terms or at all.

We will need to raise additional funding in the future to repay or refinance the IBC Loan Agreement (currently in default as discussed above) and our accounts payable, and as such may need to seek additional debt or equity financing. Such additional financing may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our operations, which may cause the value of our securities to decline in value and/or become worthless.

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

The future occurrence or continuance of an event of default under the IBC loan or the acceleration of amounts owed thereunder and/or under other of our debt agreements could have a material adverse effect on us and our financial condition.

The amounts owed to IBC include standard and customary events of default. Upon the occurrence of an event of default under the IBC loan (provided that as described above, we are in breach of certain terms and conditions of the IBC loan and IBC can, at any time, provide us a notice of the occurrence of an event of default thereunder), IBC may declare the entire unpaid balance (as well as any interest, fees and expenses) immediately due and payable under the IBC loan. Additionally, future debt agreements we enter into will likely have standard events of default, provided they may also have non-standard events of default. In the event of an occurrence of an event of default under our future debt agreements, the holder(s) thereof may declare the amounts due thereunder immediately due and payable. Funding to repay such amounts, if required, may not be available timely, on favorable terms, if at all, and if our creditors were to require immediate repayment of the amounts owed, it would likely have a material adverse effect on our results of operations, financial condition and the value of our common stock.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Dodd-Frank Act, which, among other things, set forth a new framework for regulating certain derivative products including the commodity hedges of the type that we may elect to use, but many aspects of this law are subject to further rulemaking, will take effect over several years and are currently being challenged and/or rescinded by the current administration. As a result, it is difficult to anticipate the overall impact of the Dodd-Frank Act on our ability or willingness to enter into and maintain such commodity hedges and the terms of such hedges. There is a possibility that the Dodd-Frank Act could have a substantial and adverse impact on our ability to enter into and maintain these commodity hedges. In particular, the Dodd-Frank Act could result in the implementation of position limits and additional regulatory requirements on derivative arrangements, which could include new margin, reporting and clearing requirements. In addition, this legislation could have a substantial impact on our counterparties and may increase the cost of our derivative arrangements in the future. If these types of commodity hedges become unavailable or uneconomic, our commodity price risk could increase, which would increase the volatility of revenues and may decrease the amount of credit available to us. Any limitations or changes in our use of derivative arrangements could also materially affect our future ability to conduct acquisitions.

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

Water is an essential component of deep shale oil and natural gas production during both the drilling and hydraulic fracturing, or fracking processes. Our operations and future operations could be adversely impacted if we are unable to locate sufficient amounts of water or dispose of or recycle water used in our exploration and production operations. Currently, the quantity of water required in certain completion operations, such as hydraulic fracturing, and changing regulations governing usage may lead to water constraints and supply concerns (particularly in some parts of the country). As a result, future availability of water from certain sources used in the past may be limited. Moreover, the imposition of new environmental initiatives and conditions could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and natural gas. The federal Clean Water Act, or CWA and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas waste, into navigable waters or other regulated federal and state waters. Permits or other approvals must be obtained to discharge pollutants to regulated waters and to conduct construction activities in such waters and wetlands. Uncertainty regarding regulatory jurisdiction over wetlands and other regulated waters has, and will continue to, complicate and increase the cost of obtaining such permits or other approvals. The CWA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations, and the Federal National Pollutant Discharge Elimination System General permits issued by the EPA, prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry into coastal waters. While generally exempt under federal programs, many state agencies have also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for storm water discharges. There has been recent nationwide concern over earthquakes associated with Class II underground injection control wells, a predominant storage method for crude oil and gas wastewater. It is likely that new rules and regulations will be developed to address these concerns, possibly eliminating access to Class II wells in certain locations, and increasing the cost of disposal in others. Finally, EPA studies have previously focused on various stages of water use in hydraulic fracturing operations. It is possible that, in the future, the EPA will move to more strictly regulate the use of water in hydraulic fracturing operations. While we cannot predict the impact that these changes may have on our business at this time, they may be material to our business, financial condition, and operations. Compliance with environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells or the disposal or recycling of water will increase our operating costs and may cause delays, interruptions or termination of our operations, the extent of which cannot be predicted. In addition, our inability to meet our water supply needs to conduct our completion operations may impact our business, and any such future laws and regulations could negatively affect our financial condition, results of operations and cash flows.

We have significant amounts of outstanding debt and our operations may not be able to generate sufficient cash flows to meet our debt service obligations, which could reduce our financial flexibility, increase interest expenses and adversely impact our operations.

We currently have $35.9 million in outstanding debt, net of debt discount. Our ability to make payments on such indebtedness will depend on our ability to generate cash from our assets. We may not generate sufficient cash flow from operations to enable us to repay this indebtedness and to fund other liquidity needs, including capital expenditure requirements. Such indebtedness could affect our operations in several ways, including the following:

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

As of the date of this report, we have 408,508 outstanding shares of Series B Preferred Stock. Each share of Series B Preferred Stock is convertible, at the option of the holder, into that number of fully-paid, nonassessable shares of common stock determined by dividing the Original Issue Price for the Series B Preferred Stock ($25.00, as may be adjusted for recapitalizations) by the Conversion Price ($87.50, as may be adjusted for recapitalizations)(i.e., on a 0.2857-to-1 basis). Each share of Series B Preferred Stock will automatically convert into shares of common stock under certain conditions set forth in the Certificate of Designations of the Series B Preferred Stock. Assuming the conversion of all such shares, this would result in the issuance of 116,717 shares of our common stock.

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

If we make acquisitions or enter into any business combinations in the future, funding permitting, we could have difficulty integrating the acquired companies’ assets, personnel and operations with our own. Additionally, acquisitions, mergers or business combinations we may enter into in the future could result in a change of control of the Company, and a change in the Board of Directors or officers of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition or completing a business combination, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions and business combinations are accompanied by a number of inherent risks, including, without limitation, the following:

●	the difficulty of integrating acquired companies, concepts and operations;
●	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;
●	change in our business focus and/or management;
●	difficulties in maintaining uniform standards, controls, procedures and policies;
●	the potential impairment of relationships with employees and partners as a result of any integration of new management personnel;
●	the potential inability to manage an increased number of locations and employees;
●	our ability to successfully manage the companies and/or concepts acquired;
●	the failure to realize efficiencies, synergies and cost savings; or
●	the effect of any government regulations which relate to the business acquired.

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

We depend to a significant degree upon the involvement of our management, specifically, our newly appointed Interim Chief Executive Officer, Louis G. Schott, who is in charge of our strategic planning and operations, and our Chief Financial Officer, Robert Schleizer. Our performance and success are dependent to a large extent on the efforts and continued employment of Mr. Schott and Mr. Schleizer. We do not believe that Mr. Schott or Mr. Schleizer could be quickly replaced with personnel of equal experience and capabilities, and their successor(s) may not be as effective. If Mr. Schott, Mr. Schleizer, or any of our other key personnel resign or become unable to continue in their present roles and if they are not adequately replaced, our business operations could be adversely affected.

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

Federal, state and local governments have jurisdiction in areas where we operate and impose taxes on the oil and natural gas products we sell. There are constant discussions by federal, state and local officials concerning a variety of energy tax proposals, some of which, if passed, would add or increase taxes on energy products, service companies and exploration activities. The passage of any legislation or any other changes in U.S. federal income tax laws could impact or increase the taxes that we are required to pay and consequently adversely affect our results of operations and/or increase our operating expenses.

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

Commodity price declines during 2016 and 2017 resulted in impairment of our oil and gas properties through the year ended March 2017, and future natural gas and oil price declines could result in additional write-downs of the carrying amount of our assets, which could materially and adversely affect our results of operations.

The value of our assets depends on prices of natural gas and oil. Declines in these prices as well as increases in development costs, changes in well performance, delays in asset development or deterioration of drilling results may result in our having to make material downward adjustments to our estimated proved reserves, and could result in an impairment charge and a corresponding write-down of the carrying amount of our oil and natural gas properties. During the year ended March 31, 2017, the Company recorded impairments totaling $79.1 million, which represented $10.9 million related to proved properties, $18.7 million related to unproved properties, and $49.5 million in conjunction with the Acquisition, primarily due to continued low commodity prices during the fiscal year. During the year ended March 31, 2018, commodity prices for natural gas and oil stemmed the need for significant impairments and the only impairments recorded related to the expiration of leasehold costs ($8 million) and proved properties ($0.1 million).

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

We currently have outstanding indebtedness and in the future, we may incur significant amounts of additional indebtedness in order to make acquisitions or to develop our properties. Our level of indebtedness could affect our operations in several ways, including the following:

●	a significant portion of our cash flows could be used to service our indebtedness;
●	a high level of debt would increase our vulnerability to general adverse economic and industry conditions;
●	any covenants contained in the agreements governing our outstanding indebtedness could limit our ability to borrow additional funds;
●	dispose of assets, pay dividends and make certain investments;
●	a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing; and
●	debt covenants to which we may agree may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry.

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

On October 5, 2017, we received an additional notification from the Exchange that our securities had been selling for a low price per share for a substantial period of time and that the Company’s common stock had a 30-day average price below $0.20 as of October 5, 2017. Pursuant to Section 1003(f)(v) of the NYSE American Company Guide, the NYSE American staff determined that the Company’s continued listing was predicated on it effecting a reverse stock split of its common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the staff determined to be until April 5, 2018. Effective on March 5, 2018, we affected a 1-for-25 reverse stock split of our outstanding common stock which satisfied the NYSE American’s continued listing requirements as to the trading price of our common stock.

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

If we are unable to retain compliance with the NYSE American criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing. In addition, delisting from the NYSE American might negatively impact our reputation and, as a consequence, our business. Additionally, if we were delisted from the NYSE American and we are not able to list our common stock on another national exchange we will no longer be eligible to use Form S-3 registration statements (which we are currently unable to use due to the late filing described above and our ongoing defaults with IBC Bank) and will instead be required to file a Form S-1 registration statement for any primary or secondary offerings of our common stock, which would delay our ability to raise funds in the future, may limit the type of offerings of common stock we could undertake, and would increase the expenses of any offering, as, among other things, registration statements on Form S-1 are subject to SEC review and comments whereas take downs pursuant to a previously filed Form S-3 are not.

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

Our common stock is listed on the NYSE American under the symbol “CEI.” Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Additionally, general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to our actual value, and not reflect the actual value of our common stock. You should exercise caution before making an investment in us.

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

The warrants sold in our April 2014 offering include anti-dilution rights, which provide that if at any time the warrants are outstanding (i.e., through April 2019), we issue or are deemed to have issued (which includes shares issuable upon exercise of warrants and options and conversion of convertible securities) for consideration less than the then current exercise price of the warrants, the exercise price of such warrants is automatically reduced (a) to the lowest price per share of consideration provided or deemed to have been provided for such securities, not to be deemed less than $0.01 per share, during the one year period following the closing date of the offering (April 21, 2014), which date passed without any required adjustments; and thereafter (b) to the product of (x) the exercise price then in effect, and (y) a fraction, the numerator of which is the number of shares of common stock outstanding immediately prior to such issuance plus the number of shares of common stock which the aggregate consideration received by us would purchase at the exercise price in effect immediately prior to such issuance, and the denominator of which is the number of shares of common stock outstanding immediately prior to such issuance plus the number of such additional shares of common stock issued. Notwithstanding the above, no adjustment of the exercise price is required in connection with any issuances or deemed issuance of shares of common stock (1) to our officers, directors, consultants or employees pursuant to stock option or stock purchase plans or agreements on terms approved by our Board of Directors, subject to adjustment for all subdivisions and combinations; and (2) in connection with the re-negotiation, modification, extension or re-pricing of debt of the Company outstanding on the closing date, subject to the prior written approval of the holders of the warrants. Additionally, in the event we acquire ownership of another entity or a significant amount of assets from another person or entity by way of an asset purchase agreement, merger (pursuant to which we are the surviving entity and our common stock is not converted or exchanged), business combination or share exchange pursuant to which shares of our common stock or convertible securities (including options or warrants) are issued or granted by us as partial or sole consideration to the counterparty or counterparties in such transaction or series of transactions (a “Company Combination”), then and in such event, the exercise price of the warrants is automatically reduced, to the average of the highest bid and lowest asked prices of our common stock averaged over the thirty (30) business days after the closing of the Company Combination if such exercise price as adjusted is less than the exercise price in effect on the date such Company Combination Price is determined.

Nevada law and our Articles of Incorporation authorize us to issue shares of stock which shares may cause substantial dilution to our existing stockholders.

We have authorized capital stock consisting of 500,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of June 28, 2018, we had 15,574,255 shares of common stock outstanding, 408,508 shares of Series B Preferred Stock outstanding and 1,112 shares of Series C Preferred Stock outstanding (each as described in greater detail below under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” - “Description of Capital Stock” - “Preferred Stock”). As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, subject to the requirements of the NYSE American (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), which if issued could cause substantial dilution to our then stockholders. Shares of additional preferred stock may also be issued by our Board of Directors without stockholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have super voting rights and/or other rights or preferences which could provide the preferred stockholders with substantial voting control over us subsequent to the date of this prospectus and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

Stockholders may be diluted significantly through our efforts to obtain financing and/or satisfy obligations through the issuance of additional shares of our common stock.

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock. Subject to certain consent rights of the investor in our April 2016/October 2017 financings, our Board of Directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares of common stock (subject to NYSE American rules which limit among other things, the number of shares we can issue without stockholder approval to no more than 20% of our outstanding shares of common stock). These actions will result in dilution of the ownership interests of existing stockholders, and that dilution may be material.

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

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. Specifically, we are required to prepare and file annual, quarterly and current reports, proxy statements and other information with the SEC. Additionally, our officers, directors and significant stockholders are required to file Forms 3, 4 and 5 and Schedules 13D/G with the SEC disclosing their ownership of the Company and changes in such ownership. Furthermore, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. The costs and expenses of compliance with SEC rules and our filing obligations with the SEC, or our identification of deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, could materially adversely affect our results of operations or cause the market price of our stock to decline in value.

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

Due to the fact that our common stock is listed on the NYSE American, we are subject to financial and other reporting and corporate governance requirements which increase our cost and expenses.

We are currently required to file annual and quarterly information and other reports with the SEC that are specified in Sections 13 and 15(d) of the Exchange Act. Additionally, due to the fact that our common stock is listed on the NYSE American, we are also subject to the requirements to maintain independent directors, comply with other corporate governance requirements and are required to pay annual listing and stock issuance fees. These obligations require a commitment of additional resources including, but not limited, to additional expenses, and may result in the diversion of our senior management’s time and attention from our day-to-day operations. These obligations increase our expenses and may make it more complicated or time consuming for us to undertake certain corporate actions due to the fact that we may require the approval of the NYSE American for such transactions and/or NYSE American rules may require us to obtain stockholder approval for such transactions.

You may experience future dilution as a result of future equity offerings or other equity issuances.

We may in the future issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock.

Risks Relating to the LOI

On June 25, 2018, the Company entered into a non-binding letter of intent with an entity affiliated with Mr. Azar and Donnie B. Seay, our current director (the “LOI”). The LOI contemplates the Company and the entity entering into, among other agreements, an asset purchase agreement whereby the Company will transfer substantially all of its assets to the entity, reserving its assets in Glasscock County and Hutchinson Counties, Texas and will also retain a 12.5% production payment and a 3% overriding royalty interest in its existing Okfuskee County, Oklahoma asset, in consideration for the entity assuming all of the Company’s senior bank debt owed to IBC. The LOI is subject to various conditions, as are the transactions contemplated therein, including, but not limited to, approval of IBC and approval of the Company’s shareholders for the contemplated transactions.

Failure to complete the transactions contemplated by the LOI could negatively impact our stock price and future business and financial results.

If the transactions contemplated by the LOI (the “LOI Transactions”) are not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

●	we will not realize the benefits expected from the LOI Transactions, including a significant reduction in outstanding debt and will remain in default of the IBC Bank loan agreement;
●	we may experience negative reactions from the financial markets and our partners and employees;
●	IBC Bank may foreclose on our assets securing the IBC debt; and
●	matters relating to the LOI Transactions may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

We will be subject to business uncertainties and contractual restrictions while the LOI Transactions are pending.

Uncertainty about the effect of the LOI Transactions on employees and partners may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the LOI Transactions are completed or terminated, and could cause partners and others that deal with us to seek to change existing business relationships, cease doing business with us or cause potential new partners to delay doing business with us until the LOI Transactions have been successfully completed. Retention of certain employees may be challenging during the pendency of the LOI Transactions, as certain employees may experience uncertainty about their future roles or compensation structure. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business following the LOI Transactions could be negatively impacted. In addition, the LOI Transactions restrict us from taking other specified actions until the LOI Transactions are completed. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the LOI Transactions.

Completion of the LOI Transactions are subject to a number of conditions and if these conditions are not satisfied or waived, the LOI Transactions will not be completed.

The LOI Transactions are subject to customary closing conditions, including (1) approval by our stockholders in connection with the LOI Transactions and (2) approval of the transactions by IBC Bank. Failure to fulfill any of such closing conditions could prevent us from completing the LOI Transactions and have a material adverse effect on the Company.

Termination of the LOI or LOI Transactions could negatively impact us.

In the event the LOI or LOI Transactions are terminated, our business may be adversely impacted by our failure to pursue other beneficial opportunities due to the focus of management on the LOI Transactions, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the LOI Transactions will be completed.

If the benefits of the LOI Transactions do not meet the expectations of the marketplace, or financial or industry analysts, the market price of our common stock may decline.

The market price of our common stock may decline as a result of the LOI Transactions if we do not otherwise achieve the perceived benefits of the LOI Transactions as rapidly as, or to the extent, anticipated by the marketplace, or financial or industry analysts. Accordingly, investors may experience a loss as a result of a decreasing stock price and we may not be able to raise future capital, if necessary, in the equity markets.

In the event the LOI Transactions close, we may purse acquisition and/or merger opportunities and/or affect a change in business focus.

In the event the LOI Transactions close, we may purse acquisition and/or merger opportunities to enhance our value and growth prospects, which may result in a change in business focus. As a result our majority shareholders may change and new shares of common or preferred stock may be issued, resulting in substantial dilution to our then current shareholders. As a result, if there were new majority shareholders, they may change the composition of our Board of Directors and replace our current management. The new management may change, and/or acquisition or merger opportunities may result in the change of, our business focus and we can make no assurances that our future management will be able to properly manage the Company or that any change in our business focus will be successful. If we do not affect an acquisition and/or enter into merger or business combinations subsequent to affecting the LOI Transactions, we may be forced to scale back or abandon our operations, which may cause the value of our common stock to decline or become worthless.

Risks Related To Our Outstanding Convertible Securities

Due to the occurrence of a trigger event under, and other adjustment mechanisms related to, the First Warrant, the premium associated therewith increased to 17% per annum and upon the exercise thereof, the premium through maturity was due in full.

A trigger event under the First Warrant occurred on June 30, 2016. As a result thereof, and as a result of certain other adjustment mechanisms in the First Warrant, the premium on the First Warrant increased from 6% per annum to 17% per annum. Pursuant to the terms of the First Warrant, the premium through maturity (i.e., seven years) was due upon exercise of the First Warrant. The premium is payable by way of the conversion of the total premium payable in connection therewith $5,355,000 into shares of our common stock at a discount to the volume weighted average sales price of our common stock during a specified measurement period. As such, as long as the value of our common stock continues to decline in value, the Investor may be due more shares of common stock, which issuances will significantly dilute existing shareholders and the sale of which securities will likely result in the continuous decline in the value of our common stock, thereby resulting in even more shares being due to the Investor. As of June 28, 2018, a total of 4.9 million shares of common stock had been issued to the Investor in connection with the exercise of the First Warrant.

The full amount of premiums, interest and dividends through the maturity date of each applicable security is due upon the repayment/redemption (where applicable), exercise or conversion, as applicable, of the Debenture and Series C Preferred Stock.

The Debenture and Series C Preferred Stock provide that all applicable interest (due under the terms of the Debenture), and dividends (due under the terms of the Series C Preferred Stock), which each initially accrued in the amount of 6% per annum and which increase or decrease subject to the terms of the applicable securities, based on among other things, the trading price of the Company’s common stock, up to a maximum of 34.95% per annum (which pursuant to the Investor, are the current applicable percentage interest rates for the Debenture and the shares of Series C Preferred Stock sold in April 2016, with the applicable percentage rate of the Series C Preferred Stock sold in October 2017, having an applicable percentage rate of 24.95%), are due upon exercise or conversion, or repayment/redemption (where applicable) thereof, for the full seven year term of such securities.

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

The issuance of common stock upon conversion of the Debenture and Series C Preferred Stock will cause immediate and substantial dilution and the sale of such stock will cause significant downward pressure on our stock price.

The issuance of common stock upon conversion of the Debenture and Series C Preferred Stock will result in immediate and substantial dilution to the interests of other stockholders. Although the Investor may not receive shares of common stock exceeding 4.99% of our outstanding shares of common stock immediately after affecting such exercise/conversion, this restriction does not prevent the Investor from receiving shares up to the 4.99% limit, selling those shares, and then receiving the rest of the shares it is due, in one of more tranches, while still staying below the 4.99% limit. If the Investor chooses to do this, it will cause substantial dilution to the then holders of our common stock. Additionally, the continued sale of shares issuable upon successive conversions/exercises will likely create significant downward pressure on the price of our common stock as the Investor sells material amounts of our common stock over time and/or in a short period of time. This could place further downward pressure on the price of our common stock and in turn result in the Investor receiving an ever increasing number of additional shares of common stock upon exercise/conversion of its securities, and adjustments thereof, which in turn will likely lead to further dilution, reductions in the exercise/conversion price of the Investor’s securities and even more downward pressure on our common stock, which could lead to our common stock becoming devalued or worthless.

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

Until the later of (a) six months after the entire Debenture has been converted or redeemed; and (b) the date that the Investor no longer holds any shares of Series C Preferred Stock, we agreed that we would not issue or enter into or amend an agreement pursuant to which we may issue any shares of common stock, other than (a) for restricted securities with no registration rights, (b) in connection with a strategic acquisition, (c) in an underwritten public offering, or (d) at a fixed price; or issue or amend any debt or equity securities convertible into, exchangeable or exercisable for, or including the right to receive, shares of common stock (i) at a conversion price, exercise price or exchange rate or other price that is based upon or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of the security or (ii) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock. These restrictions may make it more costly for us to raise funding in the future or may limit our ability to raise funding, which could force us to curtail our business plan or prohibit us from taking advantage of attractive investment, acquisition or drilling activities. All of which could have a negative effect on the value of our common stock and our near-term or long-term prospects.

ITEM 2. PROPERTIES.

Areas of Activities

We operate and invest in areas that are known to be productive, with a reasonably established production history, in order to decrease geological and exploratory risk. In 2016, the Company acquired over 13,000 net acres in producing fields located primarily in the Mid-Continent region of Oklahoma including Payne, Lincoln and Logan Counties, along with a small amount of interest in production located in Glasscock County, Texas. The Mid-Continent assets produce from a liquids-rich, gas reservoir known as the Hunton formation. These properties include interests in four different fields, of which one is operated by Camber and the other three are non-operated. In January 2018, the Company acquired 3,000 net acres in Okfuskee, Oklahoma. Our Glasscock County, Texas properties produce oil and gas primarily from the Wolfberry, Cline and Fusselman formations and are all non-operated. In March 2018, the Company acquired 500 net acres, 49 non-producing well bores and five saltwater disposal wells in Hutchinson County, Texas. In November of 2017, the Company sold approximately 2,600 net acres in the Permian Basin in Gaines County, Texas. The Company intends to sell or farm out its remaining acres in this area.

The following table summarizes our gross and net developed and undeveloped leasehold and mineral fee acreage at March 31, 2018. Acreage in which our interest is limited to royalty and overriding royalty interests is excluded:

Acreage

	Total		Developed		Undeveloped
	Gross	Net	Gross	Net	Gross	Net
Central Oklahoma / Midcontinent	57,947	19,126	48,318	16,075	9,629	3,051
West Texas	20,768	859	4,445	859	16,323
Total	78,715	19,985	52,763	16,934	25,952	3,051

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

Total Net Undeveloped Acreage Expiration

In the event that production is not established or we take no action to extend or renew the terms of our leases, our 423 undeveloped acres will expire within the next year.

Production, Sales Price and Production Costs

The Company produced oil, natural gas and NGLs from 92 wells in four Texas counties and three Oklahoma counties in the Mid-Continent regions during the year ended March 31, 2018. The number of operated gross wells was 87 wells and the total number of gross wells was 174, with the active producers being 86, as of the date of this report.

The following tables represent our total production, average sales prices and average production costs for the years ended March 31, 2018 and 2017:

	2018	2017
Net Operating Revenues:
Crude Oil	$1,198,514	$1,654,589
Natural Gas	2,051,846	1,636,212
NGL	3,609,407	2,011,223
Total Revenues	$6,859,767	$5,302,024

Production sales:
Crude oil (Bbls)	27,704	36,331
Natural gas (Mcf)	796,384	546,644
NGL (Gallons)	6,177,153	4,095,651
Total (barrels oil equivalent or Boe) (1)	307,510	224,954

Average Sales Price:
Crude Oil ($/Bbl)	$43.26	$45.54
Natural Gas ($/Mcf)	2.58	2.99
NGL ($/Gal)	0.58	0.49

Average Production Cost ($/Boe):	$16.83	$15.64

As of March 31, 2018, production from the Pilgrim and Twin Cities fields are the only field that comprises 15% or more of our total proved reserves as of that date. The production volumes for the years ended March 31, 2018 and 2017 are represented in the table below:

	2018	2017
Pilgrim
Crude oil (Bbls)	8,531	1,368
Natural gas (Mcf)	—	53,360
NGL (Bbls)	—	57,944

Twin Cities
Crude oil (Bbls)	8,448	2,397
Natural gas (Boe)	79,786	27,267
NGL (Bbls)	85,138	31,324

Well Summary

The following table presents our ownership in productive crude oil and natural gas wells at March 31, 2018. This summary includes wells in which we have a working interest:

	Gross	Net
Texas:	28	1
Oklahoma:	58	31
Total	86	32

Drilling Activity

In the years ended March 31, 2018 and 2017, the Company participated in the drilling of 0 and 2 net wells, respectively (as shown below).

Additionally as of March 31, 2018 and 2017, respectively, we had no delivery commitments.

	Net Wells Drilled
	2018		2017
	Gross	Net	Gross	Net
Development
Productive	—	—	2	2
Day	—	—	—	—
Exploratory
Productive	—	—	—	—
Day	—	—	—	—

At March 31, 2018, we had no gross or net wells that were in the process of being drilled nor did we have any delivery commitments.

Oil and Natural Gas Reserves

Reserve Information. For estimates of Camber’s net proved producing reserves of crude oil and natural gas, as well as discussion of Camber’s proved and probable undeveloped reserves, see “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”. At March 31, 2018, Camber’s total estimated proved reserves were 2.9 million Boe of which 0.1 million Bbls were crude oil reserves, 1.4 million Bbls were NGL reserves and 8.1 million Mcfs were natural gas reserves.

Internal Controls. Jim Williams, is the technical person primarily responsible for our internal reserves estimation process (which are based upon the best available production, engineering and geologic data) and provides oversight of the annual audit of our year end reserves by our independent third party engineers. Mr. Williams serves as a consultant through the Company’s contract operator Petroglobe. Mr. Williams has over 35 years’ experience in upstream oil and gas and has worked in the states of Oklahoma, Texas, Kansas, New Mexico, Colorado, Arkansas, Louisiana, North Dakota, Montana, Utah, Wyoming and Alaska. Mr. Williams graduated from the University of North Dakota with a bachelor’s degree in Chemical Engineering and started his career with Shell Offshore in New Orleans, Louisiana as a Petrophysical Logging and Drilling Engineer. In 1984, he joined DRD Corporation in Tulsa, Oklahoma and was Product Manager, WELLPLAN drilling and directional planning software. He traveled to over 40 countries and gained extensive experience in directional and horizontal drilling operations while implementing WELLPLAN in major, independent and national oil and gas companies. During his tenure, DRD was eventually sold to Landmark Graphics, a subsidiary of Halliburton. Mr. Williams then moved into the role of Product Manager for the Gas Research Institute’s Successful Drilling Practices (SDP) managed by Oil and Gas Consultants Intl. Following SDP, he moved into drilling contractor, E&P operational and reservoir engineering roles with several notable companies in Tulsa, Oklahoma including Parker Drilling, Latigo Petroleum, Cimarex Energy, IHSMarkit and Kaiser-Francis Oil Company. In 2014, Mr. Williams joined GroundMetrics, a San Diego startup, and opened their Tulsa, Oklahoma office for the purpose of offering 3D, full-field resistivity mapping to operators in Oklahoma, Kansas and Texas. After GroundMetrics, he worked at Equal Energy as Reservoir Engineer and managed the corporate reserves database for all operated and non-operated properties. Mr. Williams’ experience includes development of Edwards Lime, Frio, Vicksburg, Wilcox, Weiting and Yegua Cook Mountain reservoirs along the Texas Gulf Coast; Brown Dolomite, Cleveland, Hogshooter, Granite Wash, Morrow and Atoka shale reservoirs in western Oklahoma and the Texas Panhandle; Bartlesville, Skinner, Prue, Hunton, Mississippi Lime and Arbuckle reservoirs in central and northern Oklahoma; and the Almond and Dakota reservoirs in the Green River Basin West. Mr. Williams is a member of the Society of Petroleum Engineers, the American Association of Petroleum Geologists, the Society of Petrophysicists and Well Log Analysts and the Professional Petroleum Data Management Association.

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

Qualifications of Third Party Engineers. For the year ended March 31, 2018, the technical person responsible for the audit of our reserve estimates at Graves & Co. Consulting LLC was Allen C. Barron, who meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. For the year ended March 31, 2017, the technical person primarily responsible for the audit of our reserves estimates at Ralph E. Davis Associates, LLC was Curt Taylor, who meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Both Graves & CO. Consulting LLC and Ralph E. Davis Associates, LLC are independent firms and do not own an interest in our properties and are not employed on a contingent fee basis. Reserve estimates are imprecise and subjective, and may change at any time as additional information becomes available. Furthermore, estimates of oil and gas reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. A copy of the report issued by Graves & Co. Consulting LLC is filed with this report as Exhibit 99.1.

For more information regarding our oil and gas reserves, please refer to “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”.

Office Lease

On April 1, 2016, the Company entered into a lease agreement pursuant to which the Company agreed to lease 4,439 square feet of office space at 450 Gears Road, Houston, Harris County, Texas 77067 (Suite 860, versus Suite 780 as was leased previously). The lease had a 65-month term (through August 2021), and commenced on April 1, 2016. The monthly rental cost under the lease was $-0- for the month of April 2016, and $7,676 for the months of May 2016 through April 2017, plus as applicable, its pro rata share of operating expenses and taxes which exceed the total operating expenses and taxes of the property for the first year of the lease. On March 31, 2017, the Company amended its lease at 450 Gears Road to expand to a total of 6,839 square feet, commencing on May 1, 2017. The amendment extended the lease period to November 2021.

In August 2017, the Company ceased its use of this office space and moved its headquarters to San Antonio, Texas. The Company is committed to the remaining lease payments for the Houston office space for approximately $346,000 assuming an early termination of the lease on July 31, 2019. The Company recorded monthly rent expense associated with the Houston lease through August 2017. In accordance with the accounting guidance in ASC 420-10-25-13 regarding exit or disposal cost obligations, as of August 2017, the Company recorded rent expense, within general and administrative expense, and accrued a liability of $302,289, which represents the fair value of costs that will continue to be incurred during the remaining term of the Houston lease without economic benefit to the Company. As of March 31, 2018, the remaining carrying amount of the liability of $226,972 was included in accrued expenses on the Company’s balance sheet. In addition, the Company wrote-off $189,533 of mostly fully depreciated property and equipment that was not re-located to the San Antonio headquarters resulting in a loss of $3,368.

Effective October 1, 2017, the Company entered into an agreement to sublease space on a month to month basis in San Antonio, Texas at 4040 Broadway, Suite 425 from RAD2 Minerals, Ltd., an entity owned and controlled by Mr. Azar, the Company’s former Interim Chief Executive Officer, who resigned as Interim CEO effective May 25, 2018 and resigned as a member of the Board of Directors on June 21, 2018. Monthly rent for October through December 2017 was $5,000 per month increasing to $7,500 per month effective January 2018 . The lease agreement was terminated effective June 30, 2018. The Company agreed under a verbal contract to lease the same space on a month to month basis for $2,500 per month beginning effective July 1, 2018.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. The Company is not currently involved in any legal proceedings that it believes could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. The Company may become involved in material legal proceedings in the future. Below is a summary of certain legal proceedings involving the Company which the Company believes will not have a material adverse effect on its business, prospects, financial condition or results of operations.

Maranatha Oil Matter

In November 2015, Randy L. Robinson, d/b/a Maranatha Oil Co. sued the Company in Gonzales County, Texas (Cause No. 26160). The plaintiff alleged that it assigned oil and gas leases to the Company in April 2010, retaining a 4% overriding royalty interest and 50% working interest and that the Company failed to pay such overriding royalty interest or royalty interest. The interests relate to certain oil and gas properties which the Company subsequently sold to Nordic Oil USA in April 2013. The petition alleges causes of actions for breach of contract, failure to pay royalties, non-payment of working interest, fraud, fraud in the inducement of contract, money had and received, constructive trust, violation of theft liability act, continuing tort and fraudulent concealment. The suit seeks approximately $100,000 in amounts alleged owed, plus pre-and post-judgment interest. We have filed a denial to the claims.

Rubenstein Matter

On September 28, 2017, Aaron Rubenstein, a purported shareholder of the Company’s common stock, filed a lawsuit against the Company (as nominal defendant) and Richard N. Azar II, the Company’s then Chief Executive Officer and director (who has since resigned from both positions), RAD2 Management, LLC, RAD2 Minerals, Ltd. and Segundo Resources, LLC, each an entity owned and controlled by Mr. Azar, in the United States District Court, Western District of Texas (Case No. 5:17-cv-962-FB).  The suit seeks the recovery (for the benefit of the Company) of alleged short-swing profits from Mr. Azar and his related entities under Section 16(b) of the Exchange Act relating to various transactions involving Series B Preferred Stock of the Company in November 2016 and January 2017. Mr. Azar denies the existence of any short-swing profits and filed a denial with the court. The Company also filed a denial with the court.

Petroflow Matter

In October 2017, the Company agreed to pay directly and reimburse entities owned in part by Alan Dreeben, a former director of the Company, for legal fees and settlement payments expended in connection with the defense of Petroflow Energy Corporation v. Sezar Energy, L.P. and Brittany Energy, LLC, Case No. 16-CV-700-TCK;TLW, In the United States District Court – N.D. OK. The Company was the beneficiary through the release of interest in disputed lease interests from Petroflow Energy Corporation (“Petroflow”) to the Company that provides the Company with complete control over those properties to renew expired leases and to have 100% of the drilling rights related to those properties. Sezar Energy, L.P. (“Sezar Energy”) and Brittany Energy, LLC (“Brittany Energy”) have assigned any interests they may have had in conjunction with litigation in exchange for the Company making the agreed settlement payments of $475,000 plus direct payments and reimbursement of the legal costs paid on behalf of the defendants by Mr. Dreeben. Total legal fees expended by such entities totaled $392,043, and the Company reimbursed such fees by issuing Mr. Dreeben 78,409 shares of common stock with a value of $5.00 per share in November 2017. In addition, the Company directly paid legal fees and settlement payments totaling $567,633. The total expense related to the Petroflow matter of $959,676 is included in General and Administrative expense on the income statement.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the NYSE American under the symbol CEI. Set forth in the table below are the quarterly high and low sales prices of our common stock on the NYSE American for the past two fiscal years. Prices represent inter-dealer quotations without adjustments for markups, markdowns, and commissions, and may not represent actual transactions. The below table takes into account our 1:25 reverse stock split which took place on March 5, 2018.

	High	Low
2018
Quarter ended March 31, 2018	$3.88	$0.71
Quarter ended December 31, 2017	10.00	2.60
Quarter ended September 30, 2017	11.25	4.00
Quarter ended June 30, 2017	15.50	4.00
2017
Quarter ended March 31, 2017	$36.25	$7.85
Quarter ended December 31, 2016	82.25	21.00
Quarter ended September 30, 2016	126.75	73.50
Quarter ended June 30, 2016	199.50	69.50

Holders

As of June 28, 2018, there were approximately 155 record holders of our common stock, not including holders who hold their shares in street name.

Description of Capital Stock

The total number of shares of all classes of stock that we have authority to issue is 510,000,000, consisting of 500,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of June 28, 2018, we had (i) 15,574,255 shares of common stock outstanding, (ii) 2,000 designated shares of Series A Convertible Preferred Stock, none of which were outstanding, (iii) 600,000 designated shares of Series B Redeemable Convertible Preferred Stock, 408,508 of which were outstanding, and (iv) 5,000 designated shares of Series C Preferred Stock, 1,112 of which were outstanding.

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

Each share of Series B Preferred Stock is convertible, at the option of the holder, into that number of fully-paid, nonassessable shares of common stock determined by dividing the Original Issue Price for the Series B Preferred ($25.00, as may be adjusted for recapitalizations) by the Conversion Price ($87.50, as may be adjusted for recapitalizations). Each share of Series B Preferred Stock automatically converts into shares of common stock under certain conditions set forth in the certificate of designations for the Series B Preferred Stock.

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

Dividend Policy

We have not declared or paid cash dividends or made distributions in the past. We do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings to finance operations. We may however declare and pay dividends in shares of our common stock in the future (similar to how we have in the past).

Recent Sales of Unregistered Securities

For the year ended March 31, 2018, the 408,508 outstanding shares of Series B Preferred Stock had accrued an aggregate of $453,573 in quarterly dividends ($153,191 each for the quarters ended June 30, 2017, September 30, 2017 and December 30, 2017). The Company paid the accrued dividends on February 5, 2018, by way of the issuance of an aggregate of 5,251 shares of our common stock to the preferred shareholders pursuant to the terms of the designation (which provides that the Shares shall be based on a value of $87.50 per share. As the issuance of the common stock in satisfaction of the dividends did not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, is required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipients were “accredited investors”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities will not be registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws. The 5,251 shares were issued to Richard N. Azar II, our then Chief Executive Officer and then director (1,369 shares), RAD2 Minerals, Ltd., which is owned and controlled by Mr. Azar (2,571 shares), Segundo Resources, LLC, which is owned and controlled by Mr. Azar (746 shares), and Alan Dreeben (565 shares).

As of June 28, 2018, a total of approximately 4.9 million shares of common stock had been issued in connection with the exercise of the First Warrant. During the year ended March 31, 2018, approximately 3.9 million shares of common stock were issued and subsequent to March 31, 2018, approximately 450,000 shares of common stock were issued in connection with the First Warrant.

As of June 28, 2018, the Investor had converted 363 shares of Series C Preferred Stock into approximately 9.6 million shares of common stock and as of June 28, 2018, the Investor was still due approximately 9 million shares of common stock upon the conversion of the remaining 1,112 shares of Series C Preferred Stock sold in 2017 and 2016, subject to further adjustments pursuant to the terms of the Series C Preferred Stock, based on a conversion price of $1.23 per share for the Series C Preferred Stock sold in 2016 and $2.92 per share for the Series C Preferred Stock sold in 2017, which conversion prices may actually be significantly less than such estimate and which shares due upon conversion of such Series C Preferred Stock may be significantly greater, as of the date of this filing. The Investor is also due approximately 922,000 shares of common stock upon the conversion of the Debenture, based on a conversion price of $1.23 per share, which conversion price may actually be significantly less than such estimate and which shares due may be significantly greater, as of the date of this filing.

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

In connection with the departure of Mr. Anthony C. Schnur as Chief Executive Officer and director of the Company effective June 2, 2017, the Company entered into a Severance Agreement and Release with Mr. Schnur (the “Release”), whereby (i) his employment agreement with the Company was terminated, (ii) he entered into a mutual release with the Company; (iii) the Company agreed to issue him 4,800 shares of unregistered common stock (to be issued in installments of 400 per month)(the “Settlement Shares”) and a monthly cash payment of $14,000 for twelve months; and (iv) he was granted reimbursement of the payment of his COBRA premiums through (a) the one year anniversary of the termination or (b) until he is eligible to participate in the health insurance plan of another employer, whichever is sooner, and provided that the amount of such health benefits shall reduce his monthly cash payment. On January 11, 2018, and effective as of the original date of the Release, the Company and Mr. Schnur entered into a First Amendment to Severance Agreement and Release (the “Release Amendment”), whereby the terms of the Release were changed to provide for among other things, the payment of $49,000 on or before January 12, 2018; $15,000 on or before the 15th of each month from February 2018 to July 2018; and $19,000 on or before August 15, 2018, and further provided for the issuance of the entire amount of the Settlement Shares within five days of the later of the date the Company’s stockholders approved the issuance of the Settlement Shares and the date the NYSE American approved the issuance of such shares. The Settlement Shares were issued in February 2018. The sales and issuances of the securities described above have been determined to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

As of March 31, 2018, the 408,508 outstanding shares of Series B Preferred Stock had accrued an aggregate of $153,191 in quarterly dividends. The Company paid the accrued dividends in May 2018, by way of the issuance of an aggregate of 1,751 shares of our common stock to the preferred shareholders pursuant to the terms of the designation (which provides that the Shares shall be based on a value of $87.50 per share. As the issuance of the common stock in satisfaction of the dividends did not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, is required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, since the transaction did not involve a public offering, the recipients were “accredited investors”, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities will not be registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws. The 1,751 shares were issued to Richard N. Azar II, our then Chief Executive Officer and then director (457 shares), RAD2 Minerals, Ltd., which is owned and controlled by Mr. Azar (856 shares), Segundo Resources, LLC, which is owned and controlled by Mr. Azar (249 shares), and Alan Dreeben (189 shares).

On June 30, 2018, the 408,508 outstanding shares of Series B Preferred Stock will have accrued an aggregate of $153,191 in quarterly dividends. The Company plans to pay the dividend subsequent to the date of this filing, by way of the issuance of an aggregate of 1,751 shares of our common stock to the preferred shareholders pursuant to the terms of the designation (which provides that the Shares shall be based on a value of $87.50 per share. As the issuance of the common stock in satisfaction of the dividends will not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, is required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we plan to claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, since the transaction will not involve a public offering, the recipients are “accredited investors”, and will acquire the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities will be subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities will not be registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws. The 1,751 shares were issued to Richard N. Azar II, our then Chief Executive Officer and director (457 shares), RAD2 Minerals, Ltd., which is owned and controlled by Mr. Azar (856 shares), Segundo Resources, LLC, which is owned and controlled by Mr. Azar (249 shares), and Alan Dreeben (189 shares).

On October 5, 2017, the Company and the Investor entered into the October 2017 Purchase Agreement described in greater detail below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Recent Securities and Stock Purchase Agreements”. On October 5, 2017, in connection with the entry into the October 2017 Purchase Agreement, the Investor purchased 212 shares of Series C Preferred Stock for $2 million (the “Initial Closing”); on November 21, 2017, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 106 shares of Series C Preferred Stock for $1 million (the “Second Closing”); on December 27, 2017, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Third Closing”); on January 31, 2018, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Fourth Closing”); on February 22, 2018, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Fifth Closing”); on March 9, 2018, the Company sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Sixth Closing”); on April 10, 2018, the Company sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Seventh Closing”); and on May 22, 2018, the Company sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Eighth Closing”).

The Sixth Closing, Seventh Closing and Eighth Closing occurred notwithstanding the terms of the October 2017 Purchase Agreement which required the sixth closing to be for a total of $5 million (the “$5 Million Closing”), as the parties mutually agreed to the sales of only $1 million of Series C Preferred Stock to be sold pursuant to the $5 Million Closing, at the Sixth Closing, Seventh Closing and Eighth Closing.

The Company plans to use the proceeds from the sale of the Series C Preferred Stock for working capital, workovers on existing wells, drilling and completion of additional wells, acquisitions, repayment of vendor balances and payments to IBC, in anticipation of regaining compliance.

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

As of the date of this report, the 948 shares of Series C Preferred Stock sold under the October 2017 Purchase Agreement to date would convert into approximately 5.8 million shares of our common stock if fully converted, which number includes 116,677 shares of common stock convertible upon conversion of each such share of outstanding Series C Preferred Stock at a conversion price of $81.25 per share (based on the $10,000 face amount of the Series C Preferred Stock) and approximately 5,678,000 shares of common stock for premium shares due thereunder, which number of premium shares may increase from time to time as the trading price of our common stock decreases or upon the occurrence of any trigger event under the Designation of the Series C Preferred Stock, as described in greater detail in the Designation of the Series C Preferred Stock, based on a conversion price of $2.92 per share, which conversion price may actually be significantly less than such estimate and which shares due may be significantly greater, as of the date of this filing.

On December 7, 2017, we mistakenly issued 64,000 shares of common stock due upon exercise of certain warrants, of which 32,000 shares were cancelled during the year ended March 31, 2018 and the remaining 32,000 shares were cancelled subsequent to March 31, 2018.

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

Our fiscal year ends on the last day of March of the calendar year. We refer to the years ended March 31, 2018 and 2017 as our 2018 and 2017 fiscal years, respectively.

Recent Securities and Stock Purchase Agreements

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

On October 5, 2017, in connection with the entry into the October 2017 Purchase Agreement, the Investor purchased 212 shares of Series C Preferred Stock for $2 million (the “Initial Closing”); on November 21, 2017, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 106 shares of Series C Preferred Stock for $1 million (the “Second Closing”); on December 27, 2017, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Third Closing”); on January 31, 2018, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Fourth Closing”); on February 22, 2018, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Fifth Closing”); on March 9, 2018, the Company sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Sixth Closing”); on April 10, 2018, the Company sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Seventh Closing”); and on May 22, 2018, the Company sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Eighth Closing”).

The Sixth Closing, Seventh Closing and Eighth Closing occurred notwithstanding the terms of the October 2017 Purchase Agreement which required the sixth closing to be for a total of $5 million (the “$5 Million Closing”), as the parties mutually agreed to the sales of only $1 million of Series C Preferred Stock to be sold pursuant to the $5 Million Closing, at the Sixth Closing, Seventh Closing and Eighth Closing.

On March 2, 2018, the Company and the Investor entered into an amendment to the October 2017 Purchase Agreement (the “Amendment”), pursuant to which the Investor (a) waived any and all Trigger Events (as defined in the certificate of designation of the Series C Preferred Stock (the “Designation”)) that had occurred prior to March 2, 2018, (b) agreed that all calculations provided for in the Designation would be made as if no such Trigger Event had occurred, and (c) waived any right to receive any additional shares of common stock based upon any such Trigger Event, with respect to all shares of Series C Preferred Stock, other than any which have already been converted.

The Investor also agreed, pursuant to the Amendment, that the conversion rate of conversion premiums pursuant to the Designation would remain 95% of the average of the lowest 5 individual daily volume weighted average prices during the applicable Measuring Period (as defined in the Designation), not to exceed 100% of the lowest sales prices on the last day of the Measuring Period, less $0.05 per share of common stock, unless a triggering event has occurred, and that such $0.05 per share discount would not be adjusted in connection with the Company’s previously reported 1-for-25 reverse stock split affected on March 5, 2018.

The Company plans to use the proceeds from the sale of the Series C Preferred Stock for working capital, workovers on existing wells, drilling and completion of additional wells, acquisitions, repayment of vendor balances and payments to IBC, in anticipation of regaining compliance.

On August 2, 2017, and effective June 13, 2017, the Company entered into an agreement with Vantage Fund, LLC (“Vantage” and the “Vantage Agreement”), pursuant to which Vantage agreed to provide up to $6 million of funding to the Company, in the sole discretion of Vantage, with $400,000 provided in the initial tranche (the “Initial Tranche”). The consideration for the Initial Tranche of funding was the assignment to Vantage of all of the Company’s rights and ownership in its wholly-owned subsidiary Camber Permian II, LLC (“Camber Permian”) which included leaseholds and potential participation rights in undeveloped oil and gas property known as Arrowhead. The Vantage Agreement contained customary indemnification requirements. On July 17, 2017, Vantage provided $120,000 to the Company under the Vantage Note and on July 20, 2017, Vantage provided $30,000 to the Company under the Vantage Note. Vantage was granted a second lien on the Jackrabbit property in connection with the financing. On November 9, 2017, in connection with the sale of the Jackrabbit Acreage, the Company paid Vantage the full amount due on the Vantage Note of $150,000.

Operations

Camber’s objective for our current producing wells is to operate as efficiently as possible, look for technological advancements to increase the life of the wells, evaluate the economic viability of these wells and consider adding to or working over our low producing assets. During fiscal 2018, we completed numerous workovers in the Coyle (Hunton) Field and initiated workovers in the Okfuskee County, Oklahoma Field. Costs associated with producing oil, natural gas and NGLs are substantial. Some of these costs vary with commodity prices, some trend with the type and volume of production, and others are a function of the number of wells we own and operate. Production expenses are the costs incurred in the operation of productive properties and workover costs. Expenses for utilities, direct labor, water transportation, injection and disposal, materials and supplies comprise the most significant portion of our production expenses. Certain items, such as direct labor and materials and supplies, generally remain relatively fixed across broad production volume ranges, but can fluctuate depending on the activities performed during a given period. We monitor our operations to ensure that we are incurring production expenses at an acceptable level. For example, we monitor our production expenses per Boe to determine if any wells or properties should be shut in, recompleted or sold. This unit rate also allows us to monitor these costs to identify trends and to benchmark against other producers. Although we strive to reduce our production expenses, these expenses can increase or decrease on a per unit basis as a result of various factors as we operate our properties or make acquisitions and dispositions of properties.

For the year ended March 31, 2018, the Company produced oil, natural gas and NGLs at an average of approximately 842 net barrels of oil equivalent per day (Boepd) from wells in four Texas counties and three Oklahoma counties in the Mid-Continent region. The Company operates 34 gross wells as of the date of this filing. The total number of gross wells is 174, with the active producers being 86. The ratio between the gross and net production differs due to varied working interests and net revenue interests in each well. As we develop our properties, we may see the opportunity to increase our natural gas and natural gas liquids production.

Reserves

Camber’s estimated total net proved and probable reserves as of March 31, 2018 were 3,480,380 barrels of crude oil and NGL combined and 16,868,360 Mcf of natural gas which translates to an equivalent of 6.29 million BOE. The total net proved reserves are 1,565,280 barrels of crude oil and NGL combined and 8,147,170 Mcf of natural gas which translates to an equivalent of 2.92 million BOE and the total net probable reserves are 1,915,100 barrels of crude oil and NGL combined and 8,721,190 Mcf of natural gas which translates to an equivalent of 3.36 million BOE. These reserves are based on the Oil and Gas Benchmark Prices to Estimate Year-End Petroleum Reserves and Values Using U.S. Securities and Exchange Commission Guidelines from the Modernization of Oil and Gas Reporting and on the quantities of oil, natural gas and NGLs, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the rights to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Reserves and economic evaluation of all of our properties are prepared on a well-by-well basis. The accuracy of the reserve estimates is a function of the quality and quantity of available data; interpretation of that data; accuracy of various mandated economic assumptions; and judgement of the independent reserve engineer.

Using the average monthly crude oil price of $50.63 per Bbl and natural gas price of $2.53 per thousand cubic feet (Mcf) for the twelve months ended March 31, 2018, our estimated discounted future net cash flow (“PV-10”) before tax expenses for our total proved reserves was approximately $7.5 million. Total reserve value at March 31, 2018 represents a decrease of approximately $8.5 million or 53% from a year earlier using the same SEC pricing and reserves methodology. The decrease is primarily due to the Rogers foreclosure and natural declines in the production of our oil and gas properties. Oil, natural gas and NGL prices are market driven and have been historically volatile, and we expect that future prices will continue to fluctuate due to supply and demand factors, seasonality, and geopolitical and economic factors, and such volatility can have a significant impact on our estimates of proved reserves and the related PV-10 value.

The reserves as of March 31, 2018 were determined in accordance with standard industry practices and SEC regulations by the licensed independent petroleum engineering firm of Graves & Co. Consulting LLC. Oil, natural gas and NGL reserve estimates require significant judgments in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may change substantially over time as a result of numerous factors including, but not limited to, additional development activity, production history, projected future production, economic assumptions relating to commodity prices, operating expenses, severance and other taxes, capital expenditures and remediation costs and these estimates are inherently uncertain. If estimates of proved reserves decline, our depreciation, depletion and amortization (“DD&A”) rate will increase, resulting in a decrease in net income. A decline in estimates of proved reserves could also cause us to perform an impairment analysis to determine if the carrying amount of oil and natural gas properties exceeds fair value and could result in an impairment charge, which would reduce earnings. Although these hydrocarbon quantities have been determined in accordance with industry standards, they are prepared using the subjective judgments of the independent engineers, and may actually be more or less.

Oil and Gas Revenue

During the year ended March 31, 2018, our net crude oil sales volumes decreased to 27,704 Bbls from 32,918 Bbls, a 16% decrease over the previous fiscal year. The production decrease is primarily related to the effects of the Rogers foreclosure, described in greater detail above under “Part I” – “Item 1. Business” - “Recent Events” - “Rogers Loan Default and Foreclosure”.

Major Expenditures

The table below sets out the major components of our operating and corporate expenditures for the years ended March 31, 2018 and 2017:

	2018	2017
Additions to Oil and Gas Properties (Capitalized)
Acquisitions Using Cash	$460,000	$—
Other Capitalized Costs (a)	1,581,655	3,445,566
Subtotal	2,041,655	3,445,566
Segundo Acquisition
Cash Paid	—	4,975,000
ARO Assumed	—	755,862
Account Receivable Assumed	—	(635,482)
Debt Assumed	—	30,595,256
Preferred Stock Issued	—	14,898,038
Common Stock Issued	—	49,176,530
Impairment	—	(48,990,520)
Subtotal	—	50,774,684
Total Additions (Deductions) to Oil and Gas Properties	2,041,655	54,220,250
Lease Operating Expenditures (Expensed)	4,874,724	3,261,082
Severance and Property Taxes (Expensed)	300,314	256,263
	$7,216,693	$57,737,595

General and Administrative Expense (Cash based)	$5,979,586	$3,929,274
Share-Based Compensation (Non-Cash)	1,194,243	114,874
Total General and Administrative Expense	$7,173,829	$4,044,148

(a)	Other capitalized costs include title related expenses and tangible and intangible drilling costs.

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

Results of Operations

The following discussion and analysis of the results of operations for each of the two fiscal years in the period ended March 31, 2018 should be read in conjunction with the financial statements of Camber Energy, Inc. and notes thereto (see “Item 8. Financial Statements and Supplementary Data”). As used below, the abbreviations “Bbls” stands for barrels, “Mcf” for thousand cubic feet and “Boe” for barrels of oil equivalent (determined under the relative energy content method by using a ratio of 6.0 Mmbtu (1 million British Thermal Units) to 1.0 Bbl of oil).

We reported a net loss for the year ended March 31, 2018 of $24.8 million, or ($10.69) per share. For the year ended March 31, 2017, we reported a net loss of $89.1 million, or ($173.41) per share. The decrease in net loss was primarily due to the recognition of a substantial impairment of oil and gas properties in prior period and higher operating revenues during the current period, as discussed in greater detail below.

Net Operating Revenues

The following table sets forth the revenue and production data for the years ended March 31, 2018 and 2017.

			Increase	%
	2018	2017	(Decrease)	Incr (Decr)
Sale Volumes:
Crude Oil (Bbls)	27,704	36,331	(8,627)	(24%)
Natural Gas (Mcf)	796,384	546,644	249,740	46%
NGL (Gallons)	6,177,153	4,095,651	2,081,502	51%
Total (Boe)	307,510	224,954	82,556	37%

Crude Oil (Bbls per day)	76	100	(24)	(24%)
Natural Gas (Mcf per day)	2,182	1,498	684	46%
NGL (Gallons per day)	16,924	11,221	5,703	51%
Total (Boe per day)	842	617	225	36%

Average Sale Price:
Crude Oil ($/Bbl)	$43.26	$45.54	$(2.28)	(5%)
Natural Gas($/Mcf)	2.58	2.99	(0.41)	(14%)
NGL ($/Bbl)	0.58	0.49	0.09	18%

Net Operating Revenues:
Crude Oil	$1,198,514	$1,654,589	$(456,075)	(28%)
Natural Gas	2,051,846	1,636,212	415,634	25%
NGL	3,609,407	2,011,223	1,598,184	79%
Total Revenues	$6,859,767	$5,302,024	$1,577,743	29%

Total crude oil and natural gas revenues for the year ended March 31, 2018 increased $1.58 million, or 29%, to approximately $6.9 million compared to $5.3 million for the same period a year ago due primarily to the increase in sales volume.

Operating and Other Expenses

The following table sets forth operating and other expenses for the years ended March 31, 2018 and 2017:

				%
	2018	2017	Increase (Decrease)	Increase (Decrease)
Direct lease operating expense	$4,601,156	$1,620,756	$2,980,400	184%
Workovers expense	273,568	538,960	(265,392)	(49%)
Other	—	1,101,366	(1,101,366)	(100%)
Total Lease Operating Expenses	4,874,724	3,261,082	1,613,642	49%
Severance and Property Taxes	300,314	256,263	44,051	17%
Depreciation, Depletion,
Amortization and Accretion	1,480,535	2,698,738	(1,218,203)	(45%)

Impairment of Oil and Gas Properties	8,137,987	79,142,113	(71,004,126)	(90%)
Loss on Sale of Property and Equipment	3,559,083	—	3,559,083	100%
General and Administrative (Cash)	5,979,586	3,929,274	2,050,312	52%
Share-Based Compensation (Non-Cash)	1,194,243	114,874	1,079,369	940%
Total General and Administrative Expense	$7,173,829	$4,044,148	$3,129,681	77%
Interest Expense	$6,018,829	$3,165,151	$2,853,678	90%
Other Expense, Net	$86,054	$1,872,768	$(1,786,714)	(95%)

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

In total, the overall lease operating expenses increased $1.6 million or 49% for the current period as compared to the prior year’s period due in part to increased sales volumes.

Depreciation, Depletion, Amortization and Accretion (“DD&A”). DD&A, related to proved oil and gas properties is calculated using the unit-of-production method. Under full cost accounting, the amortization base is comprised of the total capitalized costs and total future investment costs associated with all proved reserves.

DD&A decreased for the current year as compared to the prior year period by $1.2 million or 45% primarily related to the decrease in total depreciable assets caused by the Release with Rogers.

Impairment of Oil and Gas Properties. During the year ended March 31, 2018, the Company recorded impairments totaling $8.1 million primarily related to unproved properties due to expirations of leaseholds. During the year ended March 31, 2017, the Company recorded impairments totaling $79.1 million, which represented $10.9 million related to proved properties, $18.7 million related to unproved properties, and $49.5 million in conjunction with the Acquisition, primarily due to continued low commodity prices during the fiscal year.

Loss on Sale of Property and Equipment. During the year ended March 31, 2018, the Company recorded a loss on sale of property and equipment of $3,559,083. During the year ended March 31, 2017, the Company recorded a loss on sale of property and equipment of $-0-.

General and Administrative Expenses (“G&A”) (excluding share-based compensation). G&A expenses for the current period increased by approximately $2.1 million or 52% primarily related to professional fees from our financing transactions, and consulting, investor relations, and marketing expenses.

Share-Based Compensation. Share-based compensation, which is included in General and Administrative expenses in the Statements of Operations increased approximately $1.1 million or 940% for the year ended March 31, 2018, as compared to the prior year primarily due to shares granted to consultants as compensation for services performed for the Company. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Expense. Interest expense for the year ended March 31, 2018 increased by $2.8 million or 90%, when compared to the prior year primarily due to the approximate $2.1 million of default interest related to the Rogers Foreclosure, additional interest payments on the IBC Loan (which was only outstanding for part of the year ended March 31, 2017) and the amortization of various loan discounts for outstanding and recently retired payables.

Other Expense. Other expense for the year ended March 31, 2018 decreased by approximately $1.8 million when compared to the prior period primarily due to the settlement of costs incurred in the prior year related to the Acquisition.

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

Our primary sources of cash for the year ended March 31, 2018 were from funds generated from the sale of preferred stock, the sale of natural gas and crude oil production and funds borrowed under funding agreements. The primary uses of cash were funds used in operations.

Working Capital

At March 31, 2018, the Company's total current liabilities of $40.0 million exceeded its total current assets of approximately $1.7 million, resulting in a working capital deficit of $38.3 million, while at March 31, 2017, the Company's total current liabilities of $48.2 million exceeded its total current assets of $3.9 million, resulting in a working capital deficit of $44.3 million. The $6 million decrease in the working capital deficit is primarily related to the settlement of the debt related to the Rogers Loan, described in greater detail above under "Part I" - "Item 1. Business" - "Recent Events" - "Rogers Loan Default and Foreclosure".

Financing

A summary of our financing transactions, the Rogers Loan (which has now been satisfied) and other recent funding transactions can be found under below under “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 2 – Liquidity and Going Concern Considerations” and “Note 6 – Notes Payable and Debenture”, and the Debenture, First Warrant and Series C Preferred Stock are described in greater detail under “Part II” - “Item 8. Financial Statements and Supplementary Data” – “Note 10 – Stockholders’ Equity (Deficit)”.

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

Cash Flows

	Year Ended March 31,
	2018	2017
Cash flows used in operating activities	$(5,766,104)	$(6,393,208)
Cash flows used in investing activities	(123,112)	(8,851,847)
Cash flows provided by financing activities	5,944,299	15,752,627
Net increase in cash	$55,083	$507,572

Net cash used in operating activities was $5.8 million for the year ended March 31, 2018 as compared to $6.4 million for the same period a year ago. The decrease in net cash used in operating activities of approximately $0.6 million was due primarily to an increase in operating cash including collections of receivables and increases in accounts payable and accrued expenses.

Net cash used in investing activities was $0.1 million for the year ended March 31, 2018, as compared to net cash used in investing activities of $8.9 million for the same period a year ago. The decrease in net cash used in investing activities of $8.8 million was primarily due to the decline in property additions, particularly related the Acquisition which were completed during the year ended March 31, 2017.

Net cash provided by financing activities was $5.9 million for the year ended March 31, 2018, and $15.8 million for the year ended March 31, 2017. The $9.9 million decrease in net cash provided by financing activities was mainly due primarily to the proceeds from debt and warrants offset by debt repayments in the prior year.

Off-Balance Sheet Arrangements

Camber does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships. As of March 31, 2018, we did not have any off-balance sheet arrangements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements as of March 31, 2018 and 2017 and for the fiscal years ended March 31, 2018 and 2017 have been audited by GBH CPAs, PC, independent registered public accounting firms, and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X.

64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Camber Energy, Inc.

San Antonio, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Camber Energy, Inc. (the “Company”) as of March 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and had a working capital deficit as of March 31, 2018. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

We have served as the Company's auditor since 2015.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
July 2, 2018

CAMBER ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
As of March 31,	2018	2017
ASSETS
Current Assets
Cash	$760,317	$705,234
Restricted Cash	28,834	1,684,527
Accounts Receivable	646,891	1,218,251
Inventories	—	202,677
Other Current Assets	228,733	119,995
Total Current Assets	1,664,775	3,930,684
Property and Equipment
Oil and Gas Properties - Subject to Amortization	61,082,526	73,791,362
Oil and Gas Properties - Not Subject to Amortization	28,016,989	28,947,400
Other Property and Equipment	1,570	441,201
Total Property and Equipment	89,101,085	103,179,963
Accumulated Depletion, Depreciation, Amortization and Impairment	(76,555,506)	(67,398,804)
Total Property and Equipment, Net	12,545,579	35,781,159
Other Assets	57,510	146,369
Total Assets	$14,267,864	$39,858,212
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$2,972,261	$3,094,131
Common Stock Payable	200,000	59,471
Accrued Expenses	1,140,730	778,736
Notes Payable, Net of Discount	—	1,229,021
Current Portion of Long-Term Notes Payable, Net of Discount	35,691,567	43,052,628
Total Current Liabilities	40,004,558	48,213,987
Long-term Notes Payable, Net of Discount	247,403	145,695
Asset Retirement Obligation	979,159	2,045,847
Derivative Liability	5	21,662
Total Liabilities	41,231,125	50,427,191
Commitments and Contingencies (see Note 8)
Stockholders' Deficit
Preferred Stock Series A, 2,000 Shares Authorized of
$0.001 Par Value, -0- and 500 Shares issued and Outstanding, respectively	—	—
Preferred Stock Series B, 600,000 Shares Authorized of
$0.001 Par Value, 408,508 and 552,000 Shares issued and Outstanding, respectively	409	552
Preferred Stock Series C, 500,000 Shares Authorized of
$0.001 Par Value, 1,132 and 404 Shares issued and Outstanding, respectively	1	1
Common Stock, 500,000,000 Shares Authorized of $0.001 Par Value,
5,758,970 and 1,084,637 Shares Issued and Outstanding, respectively	5,759	1,085
Additional Paid-in Capital	141,424,282	134,920,767
Stock Dividends Distributable	2,467,910	598,650
Accumulated Deficit	(170,861,622)	(146,090,034)
Total Stockholders' Deficit	(26,963,261)	(10,568,979)
Total Liabilities and Stockholders' Deficit	$14,267,864	$39,858,212

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended March 31,	2018	2017
Net Operating Revenues
Crude Oil	$1,198,514	$1,654,589
Natural Gas	2,051,846	1,636,212
NGL	3,609,407	2,011,223
Total	6,859,767	5,302,024

Operating Expenses
Lease Operating Expenses	4,874,724	3,261,082
Severance and Property Taxes	300,314	256,263
Depreciation, Depletion, Amortization and Accretion	1,480,535	2,698,738
Impairment of Oil and Gas Properties	8,137,987	79,142,113
Loss on Sale of Property and Equipment	3,559,083	—
General and Administrative	7,173,829	4,044,148
Total	25,526,472	89,402,344

Operating Loss	(18,666,705)	(84,100,320)

Other Expense (Income)
Interest Expense	6,018,829	3,165,151
Other Expense, Net	86,054	1,872,768
Total Other Expense	6,104,883	5,037,919

Loss Before Income Taxes	(24,771,588)	(89,138,239)
Income Tax Benefit (Expense)	—	15,000
Net Loss	$(24,771,588)	$(89,123,239)

Net Loss Per Common Share
Basic and Diluted	$(10.69)	$(173.41)

Weighted Average Number of
Common Shares Outstanding
Basic and Diluted	2,318,266	513,951

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Stock		Total
	Number		Number		Number		Number		Paid-In	Divided	Accumulated	Stockholders'
	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Capital	Distributable	Deficit	(Deficit) Equity
Balances, March 31, 2016	500	$1	—	$—	—	$—	64,218	$64	$59,367,428	$—	$(56,966,795)	$2,400,698
Common Shares issued for:
Warrants Exercised	—	—	—	—	—	—	200,000	200	4,072,300	—	—	4,072,500
Stock-Based Compensation	—	—	—	—	—	—	1,646	2	95,605	—	—	95,607
Restricted Share Offering	—	—	—	—	—	—	600	1	47,999	—	—	48,000
Conversion of Series A Preferred Stock	(500)	(1)	—	—	—	—	800	1	—	—	—	—
Conversion of Series C Preferred Stock	—	—	—	—	(123)	—	239,355	239	(239)	—	—	—
Asset Acquisition	—	—	—	—	—	—	520,387	520	49,176,010	—	—	49,176,530
Asset Acquisition Lender Shares	—	—	—	—	—	—	15,612	16	1,455,766	—	—	1,455,782
Conversion of Debt	—	—	—	—	—	—	38,712	39	1,445,630	—	—	1,445,669
Stock Dividends	—	—	—	—	—	—	3,307	3	(3)	—	—	—
Stock Placement Fees	—	—	—	—	—	—	—	—	(145,535)	—	—	(145,535)
Issuance of Series B Preferred Stock	—	—	552,000	552	—	—	—	—	14,897,486	—	—	14,898,038
Issuance of Series C Preferred Stock	—	—	—	—	527	1	—	—	4,485,954	—	—	4,485,955
Amortization of Stock Options	—	—	—	—	—	—	—	—	19,266	—	—	19,266
Discount on Notes	—	—	—	—	—	—	—	—	601,750	—	—	601,750
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	(598,650)	598,650	—	—
Net Loss	—	—	—	—	—	—	—	—	—	—	(89,123,239)	(89,123,239)
Balances, March 31, 2017	—	—	552,000	552	404	1	1,084,637	1,085	134,920,767	598,650	(146,090,034)	(10,568,979)

Common Shares issued for:
Conversion of Series B Preferred Stock	—	—	(143,492)	(143)	—	—	40,998	41	102	—	—	—
Conversion of Series C Preferred Stock	—	—	—	—	(10)	—	409,749	410	(410)	—	—	—
Stock Dividends	—	—	—	—	—	—	7,617	7	58,817	(58,824)	—	—
Share-Based Compensation	—	—	—	—	—	—	225,095	225	1,017,589	—	—	1,017,814
Warrants - Abeyance	—	—	—	—	—	—	3,909,500	3,910	(3,910)	—	—	—
Conversion of Debenture	—	—	—	—	—	—	70,189	70	34,930	—	—	35,000
Lender Shares	—	—	—	—	—	—	2,000	2	35,898	—	—	35,900
Rounding Adjustment for Split	—	—	—	—	—	—	9,185	9	(9)	—	—	—
Issuance of Series C Preferred Shares	—	—	—	—	738	—	—	—	7,000,000	—	—	7,000,000
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	(1,928,084)	1,928,084	—	—
Warrants - Vantage	—	—	—	—	—	—	—	—	288,592	—	—	288,592
Net Loss	—	—	—	—	—	—	—	—	—	—	(24,771,588)	(24,771,588)
Balances, March 31, 2018	—	$—	408,508	$409	1,132	$1	5,758,970	$5,759	$141,424,282	$2,467,910	$(170,861,622)	$(26,963,261)

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended March 31,	2018	2017
Cash Flows from Operating Activities
Net Loss	$(24,771,588)	$(89,123,239)
Adjustments to Reconcile Net Losses to Net Cash Used in Operating Activities:
Depreciation, Depletion, Amortization and Accretion	1,480,535	2,698,738
Impairment of Oil and Gas Properties	8,137,987	79,142,113
Share-Based Compensation	1,194,243	114,874
Amortization of Discount on Notes	1,124,396	1,585,103
Bad Debt Expense	258,594	779,421
Gain on settlement of Accounts Payable	—	(44,279)
Change in Fair Value of Derivative Liability	(21,657)	(105,298)
Loss on Sale of Property and Equipment	3,559,083	—
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	312,766	(1,268,667)
Inventories	—	(7,680)
Other Current Assets	(108,738)	(63,190)
Accounts Payable and Accrued Expenses	3,068,275	(101,104)
Net Cash Used in Operating Activities	(5,766,104)	(6,393,208)
Investing Cash Flows
Cash paid for Oil and Gas Property Development Costs	(2,046,057)	(3,768,344)
Cash Paid for Segundo Acquisition	—	(4,975,000)
Proceeds from Sale of Oil and Gas Properties	1,825,587	—
Proceeds from Sale of Other Property and Equipment	10,069	—
Cash Proceeds from (Paid for) Deposits	88,859	(87,653)
Cash Paid for Other Property and Equipment	(1,570)	(20,850)
Net Cash Used in Investing Activities	(123,112)	(8,851,847)
Financing Cash Flows
Proceeds from Issuance of Notes Payable	—	2,750,000
Proceeds from the Exercise of Warrants	—	4,072,500
Principal Repayments on Notes Payable	—	(1,500,000)
Proceeds from Issuance of Long-Term Notes Payable	—	41,550,000
Principal Repayments on Long-Term Notes Payable	(2,861,394)	(33,925,766)
Proceeds from Issuance of Convertible Notes	—	150,000
Proceeds from Issuance of Series C Preferred Stock and Warrants	7,000,000	5,000,000
Bond Sinking Fund Deposit	—	(1,684,527)
Proceeds from Borrowings on Notes Payable	150,000	—
Cash Released from Restricted Cash	1,655,693	—
Stock Placement Fees Paid	—	(659,580)
Net Cash Provided by Financing Activities	5,944,299	15,752,627
Increase in Cash	55,083	507,572
Cash at Beginning of the Year	705,234	197,662
Cash at End of the Year	$760,317	$705,234

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS OF THE COMPANY

Camber Energy Inc. (“Camber” or the “Company”) is an independent oil and gas company engaged in the development and acquisition of onshore properties in Texas and Oklahoma. The Company’s main operations are primarily located in the Hunton formation in Lincoln, Logan and Payne and Okfuskee Counties, in central Oklahoma, the Cline shale and upper Wolfberry shale in Glasscock County, Texas; and Hutchinson County, Texas.

During August 2017, the Company relocated its corporate headquarters from Houston, Texas to San Antonio, Texas.

Effective on January 10, 2018, the Company filed, with the Secretary of State of Nevada, a Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of the Company’s authorized shares of common stock, $0.001 per value per share, from 200,000,000 shares to 500,000,000 shares (the “Amendment”). The Amendment was previously approved by the Company’s stockholders at the 2018 annual meeting of stockholders held on January 9, 2018.

On March 1, 2018, we filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect a 1-for-25 reverse stock split of all outstanding common stock shares of the Company (the “Amendment”). The reverse stock split was effective on March 5, 2018. The effect of the reverse stock split was to combine each 25 shares of outstanding common stock into one new share, with no change in authorized shares or par value per share, and to reduce the number of common stock shares outstanding from approximately 103.5 million shares to approximately 4.1 million shares (prior to rounding). Proportional adjustments were made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans. The reverse stock split did not affect any shareholder’s ownership percentage of the Company’s common stock, except to the limited extent that the reverse stock split resulted in any shareholder owning a fractional share. Fractional shares of common stock were rounded up to the nearest whole share based on each holder’s aggregate ownership of the Company. All issued and outstanding shares of common stock, conversion terms of preferred stock, options and warrants to purchase common stock and per share amounts contained in the financial statements, in accordance with SAB TOPIC 4C, have been retroactively adjusted to reflect the reverse split for all periods presented.

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At March 31, 2018, the Company’s total current liabilities of $40 million exceeded its total current assets of approximately $1.7 million, resulting in a working capital deficit of $38.3 million, while at March 31, 2017, the Company’s total current liabilities of $48.2 million exceeded its total current assets of $3.9 million, resulting in a working capital deficit of $44.3 million. The $6 million decrease in the working capital deficit is primarily the result of the settlement of the debt related to the Rogers Loan default and foreclosure (see below).

On December 30, 2015, the Company entered into an Asset Purchase Agreement (as amended from time to time, the “Asset Purchase Agreement”) to acquire, from twenty-three different entities and individuals (the “Sellers”), working interests in producing properties and undeveloped acreage (the “Acquisition”), which acquisition transaction was completed on August 25, 2016. The assets acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region. In connection with the closing of the acquisition, we assumed approximately $30.6 million of commercial bank debt, issued 520,387 shares of common stock to certain of the Sellers, issued 552,000 shares of Series B Preferred Stock to one of the Sellers and its affiliate, and paid $4,975,000 in cash to certain of the Sellers. The effective date of the Acquisition was April 1, 2016.

Pursuant to a Letter Agreement we entered into, at the closing of the Acquisition, with RAD2, one of the Sellers, which is owned and controlled by Richard N. Azar II, our prior Chief Executive Officer and prior director. RAD2 agreed to accept full financial liability for any and all deficiencies between the “Agreed Assets Value” set forth in the Asset Purchase Agreement of $80,697,710, and the mutually agreed upon value of the assets delivered by the Sellers at the closing of the Acquisition, up to an aggregate of $1,030,941 (as applicable, the “Deficiency”). The Company accepted additional oil and gas producing properties and two salt water disposal facilities from the Sellers with an approximate value of $1.0 million to resolve this Deficiency.

The Asset Purchase Agreement between the Sellers and the Company relating to the Acquisition included the requirement that, following the closing, the parties undertake an accounting/true-up of expenses attributable to the assets acquired by the Company and revenue generated from such assets. A dispute arose between the Sellers and the Company as to the time period which the Company was to be responsible for the payment of expenses and was to receive the revenue from such assets prior to the closing of the transaction. Specifically, the Company believed that the agreements provided for it to be responsible for all expenses associated with the assets, and to receive all revenue generated from the assets, from April 1, 2016, the effective date of the Asset Purchase Agreement, through the closing date, August 25, 2016. The Sellers on the other hand, which include entities owned by Richard N. Azar, II, the Company’s then interim Chief Executive Officer, argued that the Company was only responsible for expenses, and was only due to receive revenue from the assets, beginning on the closing date, August 25, 2016. The difference in the amounts claimed due to the Company from the parties currently varied from a high of $1,121,718, which the Company alleged it is due, to a low of $342,298, which the Sellers alleged that the Company is due.

As discussed in “Note 6 – Notes Payable and Debenture”, the Company borrowed $40 million from IBC effective August 25, 2016. The proceeds of the loan were used to repay and refinance approximately $30.6 million of indebtedness owed by certain of the Sellers to IBC as part of the closing of the Acquisition. As of March 31, 2018, the Company was not in compliance with certain covenants of the loan agreement, including requiring the Company to maintain a net worth of $30 million, the Company is in default of the terms of the loan, and the balance of the loan due to IBC of $36.9 million (less unamortized debt issuance costs of approximately $1.3 million), was recognized as a short-term liability on the Company’s balance sheet as of March 31, 2018. The Company also recognized approximately $39,000 in accrued interest as of March 31, 2018 related to this note.

On April 6, 2016, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited institutional investor (the “Investor”), pursuant to which we sold and issued a redeemable convertible subordinated debenture, with a face amount of $530,000, initially convertible into 6,523 shares of common stock (subject to certain conversion premiums) at a conversion price equal to $81.25 per share and a warrant to initially purchase 55,385 shares of common stock (subject to adjustment thereunder) at an exercise price equal to $81.25 per share (the “First Warrant”). The Investor purchased the debenture at a 5.0% original issue discount in the amount of $500,000 and has exercised the First Warrant in full as described below for the sum of $4.5 million.

Also on April 6, 2016, the Company entered into a Stock Purchase Agreement with the Investor, pursuant to which we agreed, subject to certain conditions, to issue up to 527 shares of Series C redeemable convertible preferred stock (the “Series C Preferred Stock”) at a 5% original issue discount, convertible into 64,738 shares of common stock (subject to certain conversion premiums) at a conversion price of $81.25 per share, and a warrant to initially purchase 44,444 shares of common stock at an exercise price of $112.50 per share (the “Second Warrant”). Under the terms of the Stock Purchase Agreement, the Second Warrant and 53 shares of Series C Preferred Stock were sold and issued for $500,000 on September 2, 2016, and the remaining 474 shares of Series C Preferred Stock were sold and issued for $4.5 million on November 17, 2016.

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

On October 7, 2016, the Investor exercised the First Warrant in full and was due 55,385 shares of common stock upon exercise thereof and an additional 101,709 shares of common stock in consideration for the conversion premium due thereon. A total of 32,400 shares were issued to the Investor on October 7, 2016, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock). The Company received gross proceeds of $4,500,000 from the exercise of the First Warrant and paid placement agent fees of $427,500 for services rendered in connection with the First Warrant. Pursuant to the terms of the First Warrant, the number of shares due in consideration for the conversion premium increases as the annual rate of return under the First Warrant increases, including by 10% upon the occurrence of certain triggering events (which had occurred by the October 7, 2016 date of exercise), to 17% per annum upon the exercise of the First Warrant. Additionally, as the conversion rate for the conversion premium is currently 85% of the lowest daily volume weighted average price during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share, the number of shares issuable in connection with the conversion premium increases as the trading price of our common stock decreases, and the trading price of our common stock has decreased since the date the First Warrant was exercised, triggering a further reduction in the conversion price of the conversion premium and an increase in the number of shares due to the Investor in connection with the conversion of the amount owed in connection with the conversion premium. Additionally, pursuant to the interpretation of the Investor, the measurement period for the calculation of the lowest daily volume weighted average price currently continues indefinitely.

On August 13, 2013, the Company entered into a $7.5 million Letter Loan Agreement with Louise H. Rogers (“Rogers” and such loan, as amended from time to time, the “Rogers Loan”). As a result of various extensions and amendments thereto the Rogers Loan was due and payable on July 31, 2017. The loan was not paid when due and the cure period on the Rogers Loan expired on September 11, 2017. On such date, all principal, interest and unpaid costs thereunder were immediately due and payable (which totaled approximately $9.4 million as of the date of acceleration which amount included $2.1 million of default interest). Prior to the default, CATI Operating, LLC (“CATI”), the Company’s wholly-owned subsidiary and obligor under the loan, had not recorded interest due on the note based on its earlier agreements. As a result of the default, demand and acceleration, CATI recorded the default interest demand of $2.1 million in the three month period ended December 31, 2017. In September 2017, Rogers foreclosed on the assets of CATI which secured the note. On October 3, 2017, the trustee of those assets, for the benefit of the lender, sold these assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness.

On December 15, 2017, CATI entered into a Release of Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (the “Release”) with Rogers. Pursuant to the Release, the Company completed a transaction in which CATI provided Rogers, pursuant to an Assignment of Overriding Royalty Interest (the “Royalty Assignment”), with an overriding royalty (equal to 0.01 of 8/8ths of all oil and gas) on CATI’s remaining leasehold and Rogers released CATI from all remaining indebtedness owed. The Release, which was filed in various counties in Texas on January 22, 2018 and January 23, 2018, discharged approximately $5.8 million in principal and interest outstanding and owed to Rogers, according to Rogers. The effective date of the Release was December 15, 2017. Additionally, the remaining leasehold and ownership of CATI was assigned to Arkose Lease Partners, LLC, a third party (“Arkose”), pursuant to an Assignment of Membership Interest (the “Assignment”), dated November 1, 2017, in exchange for Arkose’s assumption of all plugging and abandonment liabilities of CATI of approximately $1.8 million.

Effective January 31, 2017, the Company borrowed $1,000,000 from Alan Dreeben, then one of the Company’s directors, pursuant to a short-term promissory note. The short-term promissory note had a principal balance of $1,050,000 (the $1,000,000 principal amount borrowed plus a $50,000 original issue discount), accrues interest at 6% per annum and a maturity date of January 31, 2018, with standard and customary events of default. As additional consideration for Mr. Dreeben agreeing to make the loan, we agreed to issue Mr. Dreeben 1,600 shares of restricted common stock. On November 9, 2017, in connection with the sale of the Jackrabbit Acreage, the Company repaid Mr. Dreeben the full amount due on the short-term promissory note of $1,050,000. See Note 4 “Property and Equipment” for further details.

On March 9, 2017, the Company borrowed $250,000 from a non-related individual pursuant to a short-term promissory note. The short-term promissory note has a principal balance of $263,158 (the $250,000 principal amount borrowed plus a $13,158 original issue discount), accrues interest at 6% per annum and has a maturity date of March 9, 2018 and contains standard and customary events of default. As additional consideration for agreeing to make the loan, we agreed to issue the lender 400 restricted shares of common stock. On November 9, 2017, in connection with the sale of the Jackrabbit Acreage, the Company paid the non-related individual the full amount due on the short-term promissory note of $263,158. See Note 4 “Property and Equipment” for further details.

On August 2, 2017, and effective June 13, 2017, the Company entered into an agreement with Vantage Fund, LLC (“Vantage” and the “Vantage Agreement”), pursuant to which Vantage agreed to provide up to $6 million of funding to the Company, in the sole discretion of Vantage, with $400,000 provided in the initial tranche (the “Initial Tranche”). The consideration for the Initial Tranche of funding was the assignment to Vantage of all of the Company’s rights and ownership in its then wholly-owned subsidiary Camber Permian II, LLC (“Camber Permian”), which included leaseholds and potential participation rights in undeveloped oil and gas property known as Arrowhead. The Vantage Agreement contained customary indemnification requirements. On July 17, 2017, Vantage provided $120,000 to the Company under the Vantage Note and on July 20, 2017, Vantage provided $30,000 to the Company under the Vantage Note. Vantage was granted a second lien on the Jackrabbit property in connection with the financing. On November 9, 2017, in connection with the sale of the Jackrabbit Acreage, the Company paid Vantage the full amount due on the Vantage Note of $150,000.

In addition to the transactions noted above, the Company is currently discussing potential financing transactions in order to fulfill our current capital requirements as well as our planned asset acquisition, which we believe, if finalized and completed, will ensure the future viability of the Company. However, due to our current capital structure and the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if the Company is unable to obtain the necessary financing to finalize the asset purchase or drill additional wells and develop its proved undeveloped reserves (“PUDs”); coupled with the continued substantial drop in commodity prices over the last twelve months, the Company believe that its revenues will continue to decline over time. Therefore, the Company may be forced to scale back our business plan, sell assets to satisfy outstanding debts or take other remedial steps which may include seeking bankruptcy protection.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements of Camber Energy include the accounts of its wholly-owned subsidiaries, CATI Operating, LLC, a Texas limited liability company (“CATI”), CEI Operating LLC, a Texas limited liability company, Camber Permian LLC, a Texas limited liability company, Camber Permian II LLC, a Texas limited liability company, which was wholly-owned until it was divested on November 9, 2017, and CE Operating, LLC, an Oklahoma limited liability company. Per an amendment to the Rogers Loan, dated December 14, 2015, we transferred all of our oil and gas interests and equipment to CATI (see “Note 6 – Notes Payable” below). All intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. At March 31, 2018 and 2017, the Company’s cash in excess of the federally insured limit were $490,460 and $199,435, respectively. Historically, the Company has not experienced any losses in such accounts. The Company had no cash equivalents at March 31, 2018 or 2017.

Accounts Receivable

Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. At March 31, 2018 and 2017, the Company’s allowance for doubtful accounts was $1,038,015 and $779,421, respectively.

Concentration of Credit Risk

The Company generally sells a significant portion of its oil and gas production to a relatively small number of customers. For the year ended March 31, 2018, the Company's consolidated revenues were from the sale of oil, gas and natural gas liquids under marketing contracts primarily with Superior Pipeline Company and Scissortail Energy, LLC. The Company is not dependent upon any one purchaser and have alternative purchasers available at competitive market prices if there is disruption in services or other events that cause the Company to search for other ways to sell our production.

During the year ended March 31, 2018, two customers accounted for 72.3% of the Company’s total revenues and during the year ended March 31, 2017, no one customer accounted for more than 20% of its total revenues. The Company does not believe the loss of any customer will have a material effect on the Company because alternative customers are readily available.

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

Costs of oil and natural gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $5.74 and $10.98 per barrel of oil equivalent for the years ended March 31, 2018 and 2017, respectively.

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

During the year ended March 31, 2018, the Company recorded impairments totaling $8.1 million that were primarily related to unproved properties due to expirations of leaseholds. During the year ended March 31, 2017, the Company recorded impairments totaling $79.1 million, which represented $10.9 million related to proved properties, $18.7 million related to unproved properties, and $49.5 million in conjunction with the Acquisition, primarily due to continued low commodity prices during the fiscal year.

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

Other Property and Equipment

Other property and equipment are stated at cost and consist primarily of furniture and computer equipment. Depreciation is computed on a straight-line basis over the estimated useful lives.

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

Camber has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2018 and 2017. The Company’s policy is to classify assessments, if any, for tax related interest expense and penalties as interest expense.

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

Stock options to purchase 78 shares of common stock at an average exercise price of $1,293.75 per share and warrants to purchase 72,608 shares of common stock at an average exercise price of $18.15 per share were outstanding at March 31, 2018. Stock options to purchase 798 shares of common stock at a weighted average exercise price of $885.23 per share and warrants to purchase 10,261 shares of common stock at a weighted average exercise price of $321.01 per share were outstanding at March 31, 2017.

Using the treasury stock method, had the Company had net income, no common shares attributable to our outstanding stock options would have been included in the fully diluted earnings per share calculation for the years ended March 31, 2018 and 2017.

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

As of March 31, 2018, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

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

Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued during fiscal 2018 and 2017, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The guidance is effective for annual and interim periods beginning after December 15, 2017. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet. The Company will adopt the new standard utilizing the modified retrospective approach. The Company does not expect the adoption of this ASU to have a material impact on its financial statements. However, we anticipate the new standard will result in more robust footnote disclosures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the Company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the Company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company adopted this standard for the year ending March 31, 2017, and management has concluded that there is substantial doubt as to the Company’s continuation as a going concern within one year after the issue date of the financial statements.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-01, Business Combinations: Clarifying the Definition of a Business, which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. The guidance is effective for the annual period beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effects of ASU 2017-01.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Oil and Natural Gas Properties

All of Camber’s oil and natural gas properties are located in the United States. Costs being amortized at March 31, 2018 and 2017 are as follows:

	At March 31,
	2018	2017
Oil and gas properties subject to amortization	$60,760,056	$72,318,163
Oil and gas properties not subject to amortization	28,016,989	28,947,400
Capitalized asset retirement costs	322,470	1,473,199
Total oil & natural gas properties	89,099,515	102,738,762
Accumulated depreciation, depletion, and impairment	(76,555,320)	(67,036,915)
Net Capitalized Costs	$12,544,195	$35,701,847

Impairment

During the year ended March 31, 2018, the Company recorded impairments totaling $8.1 million that were primarily related to unproved properties due to expirations of leaseholds. During the year ended March 31, 2017, the Company recorded impairments totaling $79.1 million, which represented $10.9 million related to proved properties, $18.7 million related to unproved properties, and $49.5 million in conjunction with the Acquisition, primarily due to continued low commodity prices during the fiscal year.

Disposition of Oil and Natural Gas Properties

On August 2, 2017, the Company entered into an agreement with Vantage pursuant to which Vantage agreed to provide up to $6 million of funding to the Company, at the sole discretion of Vantage. On June 12, 2017, the Company received the initial tranche of $400,000. In exchange for the cash received, the Company assigned its interest in the undeveloped Arrowhead oil and gas property, with a book value of $114,500, to Vantage and granted warrants to purchase 64,000 shares of the Company's common stock (see further discussion of these warrants in Note 10). The Company recorded a gain of $1,195 as a result of this assignment that was recorded in loss on sale of property and equipment for the year ended March 31, 2018.

On June 12, 2017, the Company received the initial tranche of $400,000 in connection with the Vantage Agreement. In exchange for the cash received, the Company assigned its interest held in Camber Permian in the undeveloped Arrowhead oil and gas property, with a book value of $114,500, to Vantage and granted warrants to purchase 64,000 shares of the Company’s common stock (see further discussion of these warrants in Note 10). The Company recorded a gain of $1,195 as a result of this assignment that was recorded in loss on sale of property and equipment as of March 31, 2018.

The cure period on the Rogers Loan expired on September 11, 2017, and as of such date, all principal, interest and unpaid costs thereunder were immediately due and payable (which totaled approximately $9.4 million as of the date of acceleration which amount included $2.1 million of default interest). Prior to the default, CATI had not recorded interest due on the note based on its earlier agreements. As a result of the default, demand and acceleration, CATI recorded the default interest demand of $2.1 million in the three-month period ended December 31, 2017. In September 2017, Rogers foreclosed on the assets of CATI which secured the note. On October 3, 2017, the trustee of those assets, for the benefit of the lender, sold these assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness. The Company recorded an approximate loss on sale of property of approximately $4.1 million in conjunction with the settlement of the approximate $9.4 million of debt and accrued interest and the removal of approximately $1.3 million of remaining ARO.

On December 15, 2017, CATI entered into a Release of Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (the “Release”) with Rogers. Pursuant to the Release, the Company completed a transaction in which CATI provided Rogers, pursuant to an Assignment of Overriding Royalty Interest (the “Royalty Assignment”), with an overriding royalty (equal to 0.01 of 8/8ths of all oil and gas) on CATI’s remaining leasehold and Rogers released CATI from all remaining indebtedness owed. The Release, which was filed in various counties in Texas on January 22, 2018 and January 23, 2018, discharged approximately $5.8 million in principal and interest outstanding and owed to Rogers, according to Rogers. The effective date of the Release was December 15, 2017. Additionally, the remaining leasehold and ownership of CATI was assigned to Arkose Lease Partners, LLC, a third party (“Arkose”), pursuant to an Assignment of Membership Interest (the “Assignment”), dated November 1, 2017, in exchange for Arkose’s assumption of all plugging and abandonment liabilities of CATI. See Note 6 “Notes Payable and Debenture” for further details.

Effective November 1, 2017, the Company and NFP Energy LLC (“NFP”) its joint venture partner, sold its 90% ownership position in oil and gas properties totaling approximately 2,452 acres in Gaines County, Texas, to Fortuna Resources Permian (“Fortuna”), for $1,000 per acre or an aggregate of $2,206,718 payable to the Company. The Company paid NFP $662,072 to terminate the joint venture agreement and the property sold had a net book value of $817,110. The transaction resulted in a $727,732 gain which is included in Loss on Sale of Property and Equipment on the statement of operations. This acreage, part of the Company’s “Jackrabbit” acreage, targeted the San Andres formation in the Permian Basin.  Additionally, the Company and NFP jointly terminated their venture.  With the proceeds from the sale, the Company paid the first lien holders including Alan Dreeben (a former director of the Company) and second lien holder Vantage. The Company maintains a 90% ownership position in the remaining approximately 1,200 acres in the area.

Acquisition of Oil and Natural Gas Properties

On August 25, 2016, the Company completed the Acquisition and acquired working interests in producing properties and undeveloped acreage from the Sellers (see “Note 2 – Liquidity and Going Concern Considerations”). The assets acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region.

As consideration for the Acquisition of the acquired assets, the Company assumed approximately $30.6 million of commercial bank debt, issued 520,387 shares of common stock to certain of the Sellers valued at the grant date fair value, issued 552,000 shares of Series B Preferred Stock to one of the Sellers and its affiliate (see “Note 7 – Stockholders’ Equity”) valued at the grant date fair value, and paid $4,975,000 in cash to certain of the Sellers. The effective date of the Acquisition was April 1, 2016.

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

In January 2018, the Company acquired approximately 3,000 leasehold acres in Okfuskee County, Oklahoma, including two producing wells and 7 non-producing well bores, in consideration for cash paid of $210,000. The acquisition included three salt water disposal wells, to support existing and potential future hydrocarbon production.

In March 2018, the Company completed an acquisition of working interest in certain leases, wells and equipment located in the Texas panhandle, for a purchase price of $250,000, payable in three tranches. A payment of $85,000 was due at closing; $85,000 was due thirty days after closing and $80,000 was due sixty days after closing these remaining payments have been accrued as of March 31, 2018 and are included in accrued expenses on the balance sheet. Camber earned 25% of the working interest at the closing and earned an additional 25% of the working interest at each of the two subsequent closings. The seller retained a 25% carried working interest in the assets. The acquisition includes 49 non-producing well bores, 5 saltwater disposal wells and the required infrastructure and equipment necessary to support future hydrocarbon production, as well as approximately 500 net leasehold acres in Hutchinson County, Texas.

Capital Leases

In March 2018, the Company purchased certain equipment pursuant to capital leases. The effective value of the equipment was approximately $278,000 and such amount is included in Oil and Gas Properties and the corresponding liability of approximately $278,000 is included in Accrued Expenses. The effective borrowing rate is approximately 35% and all obligations are due by December 2018.

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

In August 2017, the Company ceased its use of this office space and moved its headquarters to San Antonio, Texas. The Company is committed to the remaining lease payments for the Houston office space for approximately $346,000 assuming an early termination of the lease on July 31, 2019. The Company recorded monthly rent expense associated with the Houston lease through August 2017. In accordance with the accounting guidance in ASC 420-10-25-13 regarding exit or disposal cost obligations, as of August 2017, the Company recorded rent expense, within general and administrative expense, and accrued a liability of $302,289, which represents the fair value of costs that will continue to be incurred during the remaining term of the Houston lease without economic benefit to the Company. As of March 31, 2018, the remaining carrying amount of the liability of $226,972 was included in accrued expenses on the Company’s balance sheet. In addition, the Company wrote-off $189,533 of mostly fully depreciated property and equipment that was not re-located to the San Antonio headquarters resulting in a loss of $3,368 which was included in loss on sale of property and equipment on the income statement as of March 31, 2018.

Effective October 1, 2017, the Company entered into an agreement to sublease space on a month to month basis in San Antonio, Texas at 4040 Broadway, Suite 425 from RAD2 Minerals, Ltd., an entity owned and controlled by Mr. Azar, the Company’s former Interim Chief Executive Officer, who resigned as Interim CEO effective May 25, 2018 and resigned as a member of the Board of Directors on June 21, 2018. Monthly rent for October through December 2017 was $5,000 per month, increasing to $7,500 per month effective January 2018. The lease agreement was terminated effective June 30, 2018. The Company agreed under a verbal contract to lease the same space on a month-to-month basis for $2,500 per month beginning effective July 1, 2018.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the future retirement of oil and natural gas properties for the years ended March 31, 2018 and 2017:

F-15

	2018	2017
Carrying amount at beginning of year	$2,045,847	$1,179,170
Acquisition of oil and gas properties	437,071	755,862
Accretion	92,620	199,960
Disposition due to Rogers foreclosure	(1,328,260)	—
Revisions of previous estimates	(268,119)	(89,145)
Carrying amount at end of year	$979,159	$2,045,847

NOTE 6 – NOTES PAYABLE AND DEBENTURE

The Company’s notes payable and debenture consisted of the following:

	March 31,	March 31,
	2018	2017
Note Payable - Rogers	$—	$6,883,697
Note Payable - Dreeben	—	1,050,000
Note Payable - Stewart	—	263,158
Debenture	495,000	530,000
Note Payable - IBC	36,943,617	38,324,527
	37,438,617	47,051,382
Unamortized debt discount	(1,499,647)	(2,624,038)
Total Notes Payable and Debenture	35,938,970	44,427,344
Less current portion	(35,691,567)	(44,281,649)
Long-term portion	$247,403	$145,695

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

The cure period on the Rogers Loan expired on September 11, 2017, and as of such date, all principal, interest and unpaid costs thereunder were immediately due and payable (which totaled approximately $9.4 million as of the date of acceleration which amount included $2.1 million of default interest). Prior to the default, CATI had not recorded interest due on the note based on its earlier agreements. As a result of the default, demand and acceleration, CATI recorded the default interest demand of $2.1 million in the three-month period ended December 31, 2017. In September 2017, Rogers foreclosed on the assets of CATI which secured the note. On October 3, 2017, the trustee of those assets, for the benefit of the lender, sold these assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness. The Company recorded an approximate loss on sale of property of approximately $4.1 million in conjunction with the settlement of the approximate $9.4 million of debt and accrued interest and the removal of approximately $1.3 million of remaining ARO.

On December 15, 2017, CATI entered into a Release of Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement and Fixture Filing (the “Release”) with Rogers. Pursuant to the Release, the Company completed a transaction in which CATI provided Rogers, pursuant to an Assignment of Overriding Royalty Interest (the “Royalty Assignment”), with an overriding royalty (equal to 0.01 of 8/8ths of all oil and gas) on CATI’s remaining leasehold and Rogers released CATI from all remaining indebtedness owed. The Release, which was filed in various counties in Texas on January 22, 2018 and January 23, 2018, discharged approximately $9.4 million in principal and interest outstanding and owed to Rogers, according to Rogers. The effective date of the Release was December 15, 2017. Additionally, the remaining leasehold and ownership of CATI was assigned to Arkose Lease Partners, LLC, a third party (“Arkose”), pursuant to an Assignment of Membership Interest (the “Assignment”), dated November 1, 2017, in exchange for Arkose’s assumption of all plugging and abandonment liabilities of CATI.

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

Convertible notes totaling $800,000 had been assigned by Silver Star to Rockwell Capital Partners (“Rockwell”), of which Rockwell has fully converted a total of $830,562 of the principal and interest due on such convertible notes outstanding into shares of our common stock at a conversion price of $37.50 per share, for an aggregate of 22,148 shares.

On July 15, 2016, pursuant to an assignment of convertible promissory note agreement, the Company was advised that the last $200,000 convertible promissory note issued to Silver Star on February 20, 2016 was assigned by Silver Star to Texas Capital & Assets LLC. On September 28, 2016, Texas Capital & Assets LLC converted $207,566 of principal and interest due on such convertible note into shares of our common stock at a conversion price of $37.50 per share, for an aggregate of 5,535 shares.

As of March 31, 2017, the Company had no remaining Silver Star convertible notes outstanding as all outstanding notes had been converted into shares of the Company’s common stock.

HFT Convertible Promissory Note Purchase Agreement and Convertible Promissory Notes

On March 29, 2016, Camber entered into a Convertible Promissory Note Purchase Agreement with HFT Enterprises, LLC (“HFT”). Pursuant to the Note Purchase Agreement, Camber agreed to sell an aggregate of $600,000 in convertible notes, including $450,000 in convertible notes purchased on the date of the parties’ entry into the agreement, and $150,000 in convertible notes purchased by Debra Herman, the wife of Michael Herman, the principal of HFT, on April 26, 2016. Camber also granted Mrs. Herman warrants to purchase 4,971 shares of common stock with an exercise price of $37.50 per share on April 26, 2016, when the final loan was made pursuant to the terms of the agreement. The fair value of these warrants of $470,467 and the relative fair value of $113,737 was recorded as additional debt discount.

Each of the convertible notes are due and payable twelve months from their issuance date, accrue interest at the rate of 6% per annum (15% upon the occurrence of an event of default), and allow the holder thereof the right to convert the principal and interest due thereunder into common stock of the Company at a conversion price of $37.50 per share, provided that the total number of shares of common stock issuable upon conversion of the convertible notes could not exceed 19.9% of our outstanding shares of common stock on March 29, 2016, until shareholder approval for such issuances was received, which approval was received on August 23, 2016. The convertible notes contained a beneficial conversion feature with a combined intrinsic value of $600,000 for the three notes, which is recognized as a discount and is being amortized through interest expense using the effective interest method over the term of the notes.

On October 4, 2016, HFT, converted $464,800 of the principal and interest due on such convertible notes held by HFT into shares of Camber common stock at a conversion price of $37.50 per share, for an aggregate of 12,395 shares. Additionally, on November 18, 2016, Mrs. Herman converted $155,110 of the principal and interest due on the convertible note which she held into shares of our common stock at a conversion price of $37.50 per share, for an aggregate of 4,136 shares.

As of March 31, 2018 and 2017, the Company had no remaining HFT convertible notes outstanding and does not recognize any corresponding liability on the Company’s balance sheet as all outstanding notes had been converted into shares of the Company’s common stock.

Dreeben Note

On March 28, 2016, the Company borrowed $250,000 from Alan Dreeben, one of the Sellers and one of the Company’s then directors, pursuant to a short-term promissory note. The short-term promissory note has a principal balance of $275,000 (the $250,000 borrowed plus a $25,000 original issue discount). As additional consideration for Mr. Dreeben agreeing to make the loan, the Company agreed to issue Mr. Dreeben 600 shares of restricted common stock, which were issued in September 2016. The Company recognized a $48,000 discount to the short-term promissory note which was based on the closing price of the Company’s common stock ($80.00 per share) on March 28, 2016 in addition to the original discount of $25,000, for a total discount of $73,000.

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

Effective January 31, 2017, the Company borrowed $1,000,000 from Alan Dreeben, one of the Company’s then directors, pursuant to a short-term promissory note. The short-term promissory note had a principal balance of $1,050,000 (the $1,000,000 principal amount borrowed plus a $50,000 original issue discount), accrues interest at 6% per annum and a maturity date of January 31, 2018, with standard and customary events of default. As additional consideration for Mr. Dreeben agreeing to make the loan, we agreed to issue Mr. Dreeben 1,600 shares of restricted common stock. At March 31, 2017, the Company owed $1,050,000 to Alan Dreeben. The fair value of the restricted shares was $30,000 based on the closing price of the Company’s common stock on the issuance date. The fair value of the shares was recorded as additional debt discount. At March 31, 2017, the Company owed $1,050,000 to Alan Dreeben. The Company also recognized $10,500 in accrued interest as of March 31, 2017.

On November 9, 2017, in connection with the sale of the Jackrabbit Acreage, the Company repaid Mr. Dreeben the full amount due on the short-term promissory note of $1,050,000. See Note 4 “Property and Equipment” for further details.

Non-Related Individual Note

On March 9, 2017, the Company borrowed $250,000 from a non-related individual pursuant to a short-term promissory note. The short-term promissory note has a principal balance of $263,158 (the $250,000 principal amount borrowed plus a $13,158 original issue discount), accrues interest at 6% per annum and has a maturity date of March 9, 2018 and contains standard and customary events of default. As additional consideration for agreeing to make the loan, the Company agreed to issue the lender 400 restricted shares of common stock. The fair value of the restricted shares was $5,900 based on the closing price of the Company’s common stock on the issuance date. The fair value of the shares was recorded as additional debt discount. The note is secured by a deed of trust on certain of our properties. At March 31, 2017, the Company owed $263,158 to the non-related individual. The Company also recognized $1,316 in accrued interest as of March 31, 2017. On November 9, 2017, in connection with the sale of the Jackrabbit Acreage, the Company paid the non-related individual the full amount due on the short-term promissory note of $263,158. See Note 4 “Property and Equipment” for further details.

Debenture

On April 6, 2016, the Company entered into a Securities Purchase Agreement with the Investor, pursuant to which the Company issued a redeemable convertible subordinated debenture, with a face value of $530,000, initially convertible into 6,523 shares of common stock at a conversion price equal to $81.25 per share and warrants to initially purchase 55,385 shares of common stock (subject to adjustment thereunder) at an exercise price equal to $81.25 per share (the “First Warrant”). The Investor purchased the debenture at a $30,000 original issue discount for the sum of $500,000 and agreed that it would exercise the First Warrant, upon satisfaction of certain conditions, for the sum of $4.5 million, which warrant was exercised in October 2016. The debenture matures in seven years and accrues interest at a rate of 6.0% per annum. Due to the recent decline in the price of our common stock and that a trigger event occurred on June 30, 2016 as a result of the delay in filing our Annual Report on Form 10-K for the year ended March 31, 2016, the premium rate on the debenture increased from 6% to 34% and the conversion discount became 85% of the lowest daily volume weighted average price during the measuring period (60 days prior to and 60 days after the last date that the Investor receives the last of the shares due), less $0.10 per share of common stock not to exceed 85% of the lowest sales price on the last day of such period less $0.10 per share. On August 23, 2017, the Investor converted $35,000 of the principal amount of the Debenture into an aggregate of 70,189 shares of common stock, which included 431 shares for conversion of principal (at $81.25 per share) and 69,758 shares for premiums.

As the fair value of the warrants issued in connection with the debenture exceeds the $530,000 value of the debenture, we fully discounted the entire debenture and will amortize the discount over the term of the debenture. The discount is being amortized through interest expense using the effective interest method over the term of the debenture.

As of March 31, 2018 and 2017, the Company had a convertible subordinated debenture with a balance of $247,403 and $145,695, respectively (net of unamortized discount of $247,597 and $384,305, respectively) which is recognized as a long-term liability on the Company’s balance sheet as of March 31, 2018 and 2017. The Company also recognized $338,183 and $180,200 in accrued interest as of March 31, 2018 and 2017, respectively.

Loan Agreement with International Bank of Commerce (“IBC”)

On August 25, 2016, the Company, as borrower, and Richard N. Azar II, our former Chief Executive Officer and former director, and who also received the largest number of securities and cash in connection with the closing of the Acquisition (“Azar”), Donnie B. Seay, our current director, Richard E. Menchaca, RAD2, DBS Investments, Ltd. (“DBS”, controlled by Mr. Seay) and Saxum Energy, LLC (“Saxum”, which is controlled by Mr. Menchaca), as guarantors (collectively, the “Guarantors”, all of which were directly or indirectly Sellers), and IBC, as Lender (“Lender”), entered into a Loan Agreement.

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

The amount owed under the note is secured by a Security Interest in substantially all of our assets and properties, pursuant to three Security Agreements. Also, each of the Guarantors guaranteed the repayment of a portion of the Loan Agreement pursuant to a Limited Guaranty Agreement. Additionally, in connection with the parties’ entry into the Loan Agreement and to further secure amounts due thereunder, certain of the Guarantors pledged shares of common stock which they received at the closing to the Lender, with RAD2 pledging 124,824 shares of common stock; DBS pledging 37,437 shares of common stock; and Saxum pledging 26,936 shares of common stock.

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

The Company agreed to pay the Lender a loan finance charge of $400,000 in connection with its entry into the Loan Agreement, with half due on the date the Company entered into the Loan Agreement and half due on or before the 180th day following the date of the Loan Agreement. As further consideration for agreeing to the terms of the Loan, the Company agreed to issue the Lender 15,612 shares of common stock. The Company recognized a $2.8 million note discount related to these transactions and other debt issuance costs and will amortize the discount and debt issuance costs over the term of the note.

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

As of March 31, 2018, the Company was not in compliance with certain covenants of the loan agreement, including requiring the Company to maintain a net worth of $30 million, the Company is in default of the terms of the loan, and the balance of the loan due to IBC of $36.9 million (less unamortized debt issuance costs of approximately $1.3 million), was recognized as a short-term liability on the Company’s balance sheet as of March 31, 2018. The Company also recognized approximately $39,000 in accrued interest as of March 31, 2018 related to this note.

NOTE 7 – DERIVATIVE LIABILITIES

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

Activities for derivative warrant instruments during the years ended March 31, 2017 and 2018 were as follows:

Fair Value
Balance, March 31, 2016	$126,960

Change in fair value	(105,298)
Balance, March 31, 2017	21,662
Change in fair value	(21,657)
Balance, March 31, 2018	$5

The fair value of the derivative warrants was calculated using the Black-Scholes pricing model. Variables used in the Black-Scholes pricing model as of March 31, 2018 include (1) discount rate of 2.09%, (2) expected term of 1 year, (3) expected volatility of 145.70%, and (4) zero expected dividends. Variables used in the Black-Scholes pricing model as of March 31, 2017 include (1) discount rate of 1.28, (2) expected term of 2 years, (3) expected volatility of 168.75%, and (4) zero expected dividends.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In August 2017, the Company ceased its use of this office space and moved its headquarters to 4040 Broadway, Suite 425, San Antonio, Texas. The Company is committed to the remaining lease payments for the Houston office space for approximately $346,000, assuming an early termination of the lease on July 31, 2019. The Company recorded monthly rent expense associated with the Houston lease through August 2017. In accordance with the accounting guidance in ASC 420-10-25-13 regarding exit or disposal cost obligations, as of August 2017, the Company recorded rent expense, within general and administrative expense, and accrued a liability of $302,289, which represents the fair value of costs that will continue to be incurred during the remaining term of the Houston lease without economic benefit to the Company. As of March 31, 2018, the carrying amount of the liability of $226,972 was included in accrued expenses on the Company’s balance sheet. In addition, the Company wrote-off $189,533 of mostly fully depreciated property and equipment that was not re-located to the San Antonio headquarters resulting in a loss of $3,368.

The Company’s oil and gas lease acreage is subject to expiration if the Company does not drill and hold such acreage by production or exercise options to extend such leases. As of March 31, 2018, the Company has 423 acres of unproved lease acreage that is set to expire during fiscal year 2019 unless drilled or otherwise extended by the Company.

Effective October 1, 2017, the Company entered into an agreement to sublease space in San Antonio, Texas from RAD2 Minerals, Ltd., an entity owned and controlled by Mr. Azar, the Company’s former Chief Executive Officer. Rent for 2017 was $5,000 per month and rent for 2018 is $7,500 per month. The agreement has been modified to month to month at $2,500 per month, effective July 1, 2018.

Legal Proceedings. From time to time suits and claims against Camber arise in the ordinary course of Camber’s business, including contract disputes and title disputes. Camber records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

Maranatha Oil Matter

In November 2015, Randy L. Robinson, d/b/a Maranatha Oil Co. sued the Company in Gonzales County, Texas (Cause No. 26160). The plaintiff alleged that it assigned oil and gas leases to the Company in April 2010, retaining a 4% overriding royalty interest and 50% working interest and that the Company failed to pay such overriding royalty interest or royalty interest. The interests relate to certain oil and gas properties which the Company subsequently sold to Nordic Oil USA in April 2013. The petition alleges causes of actions for breach of contract, failure to pay royalties, non-payment of working interest, fraud, fraud in the inducement of contract, money had and received, constructive trust, violation of theft liability act, continuing tort and fraudulent concealment. The suit seeks approximately $100,000 in amounts alleged owed, plus pre-and post-judgment interest. We have filed a denial to the claims.

Rubenstein Matter

On September 28, 2017, Aaron Rubenstein, a purported shareholder of the Company’s common stock, filed a lawsuit against the Company (as nominal defendant) and Richard N. Azar II, it’s then Chief Executive Officer and director (who has since resigned from both positions), RAD2 Management, LLC, RAD2 Minerals, Ltd. and Segundo Resources, LLC, each an entity owned and controlled by Mr. Azar, in the United States District Court, Western District of Texas (Case No. 5:17-cv-962-FB).  The suit seeks the recovery (for the benefit of the Company) of alleged short-swing profits from Mr. Azar and his related entities under Section 16(b) of the Exchange Act relating to various transactions involving Series B Preferred Stock of the Company in November 2016 and January 2017. Mr. Azar denies the existence of any short-swing profits and filed a denial with the court. The Company also filed a denial with the court.

Petroflow Matter

In October 2017, the Company agreed to pay directly and reimburse entities owned in part by Alan Dreeben, a former director of the Company, for legal fees and settlement payments expended in connection with the defense of Petroflow Energy Corporation v. Sezar Energy, L.P. and Brittany Energy, LLC, Case No. 16-CV-700-TCK;TLW, In the United States District Court – N.D. OK. The Company was the beneficiary through the release of interest in disputed lease interests from Petroflow to the Company that provides the Company with complete control over those properties to renew expired leases and to have 100% of the drilling rights related to those properties. Sezar Energy and Brittany Energy have assigned any interests they may have had in conjunction with litigation in exchange for the Company making the agreed settlement payments of $475,000 plus direct payments and reimbursement of the legal costs paid on behalf of the defendants by Mr. Dreeben. Total legal fees expended by such entities totaled $392,043, and the Company reimbursed such fees by issuing Mr. Dreeben 78,409 shares of common stock with a value of $0.20 per share in November 2017. In addition, the Company directly paid legal fees and settlement payments totaling $567,633. The total expense related to the Petroflow matter of $959,676 is included in General and Administrative expense on the statement of operations.

Employment Agreement. Effective November 1, 2012, the Company entered into an Employment Agreement with Anthony C. Schnur to serve as the Chief Financial Officer of the Company, which agreement was amended and restated effective December 12, 2012, in connection with his appointment as Chief Executive Officer. The agreement had a term of two years, expiring on October 31, 2014, provided that the agreement was automatically extended for additional one year terms, unless either party provided notice of their intent not to renew within the 30-day period prior to any automatic renewal date, and as neither party provided notice of their intent to terminate in fiscal 2015 or 2016, the agreement automatically extended for an additional one year term until October 31, 2016 and October 31, 2017, respectively, notwithstanding the termination of the agreement in connection with Mr. Schnur’s resignation on June 2, 2017, as discussed below. The Company agreed to pay Mr. Schnur a base annual salary of $310,000 during the term of the agreement, of which $290,000 is payable in cash and $20,000 is payable in shares of the Company’s common stock. The stock consideration due under the agreement is payable in quarterly installments at the end of each quarter, based on the stock price on the last day of each quarter. Mr. Schnur is also eligible for an annual bonus of up to 30% of his base salary in cash or stock.

The Employment Agreement was terminated in connection with Mr. Schnur’s resignation as Chief Executive Officer and director of the Company effective on June 2, 2017. In connection with the departure of Mr. Anthony C. Schnur as Chief Executive Officer and director of the Company effective June 2, 2017, the Company entered into a Severance Agreement and Release with Mr. Schnur (the “Release”), whereby (i) his employment agreement with the Company was terminated, (ii) he entered into a mutual release with the Company; (iii) the Company agreed to issue him 4,800 shares of unregistered common stock (to be issued in installments of 400 per month)(the “Settlement Shares”) and a monthly cash payment of $14,000 for twelve months; and (iv) he was granted reimbursement of the payment of his COBRA premiums through (a) the one year anniversary of the termination or (b) until he is eligible to participate in the health insurance plan of another employer, whichever is sooner, and provided that the amount of such health benefits shall reduce his monthly cash payment. On January 11, 2018, and effective as of the original date of the Release, the Company and Mr. Schnur entered into a First Amendment to Severance Agreement and Release (the “Release Amendment”), whereby the terms of the Release were changed to provide for among other things, the payment of $49,000 on or before January 12, 2018; $15,000 on or before the 15th of each month from February 2018 to July 2018; and $19,000 on or before August 15, 2018, and further provided for the issuance of the entire amount of the Settlement Shares within five days of the later of the date the Company’s stockholders approved the issuance of the Settlement Shares and the date the NYSE American approved the issuance of such shares. The payments owed as of March 31, 2018 of $79,025 have been accrued and included in Accrued Expenses on the balance sheet. The Settlement Shares were issued in February 2018.

NOTE 9 – INCOME TAXES

The Company recorded a benefit for income taxes of $0 and $15,000 for the years ended March 31, 2018 and 2017, respectively, as a result of the losses and change in valuation allowances for each year.

	2018	2017
Current taxes:
Federal	$—	(15,000)
State	—	—
	—	(15,000)
Deferred taxes:
Federal	—	—
State	—	—
	—	—
Total	$—	(15,000)

The following is a reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate (31.5% for 2018 and 34% for 2017) to income from continuing operations before income taxes for the years ended March 31, 2018 and 2017:

	2018	2017
Computed at expected tax rates	$(7,805,048)	$(30,307,001)
Nondeductible expenses	91,439	237,099
Return to accrual true-up	—	(15,000)
NOLs limitation resulting from change in control	—	15,134,586
Change in effective tax rates	(11,470,220)	—
Change in valuation allowance	19,183,829	14,935,316
Total	$—	$(15,000)

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	At March 31,
	2018	2017
Deferred tax assets:
Net operating tax loss carryforwards	$12,310,895	$3,912,500
Depreciation, depletion and amortization	2,522,833	30,082,039
Unrealized loss in investments	—	123,955
Share-based compensation	245,944	402,388
Accrued compensation	37,998	—
Bad Debt expense	217,983	—
Other	110,502	109,102
Total deferred tax assets (liabilities)	15,446,155	34,629,984

Less: valuation allowance	(15,446,155)	(34,629,984)
Total	$—	$—

The Company experienced an "ownership change" within the meaning of IRC Section 382 during the year ended March 31, 2017. As a result, certain limitations apply to the annual amount of net operating losses that can be used to offset post ownership change taxable income. The Company has estimated that $43 million of its pre-ownership change net operating loss which could potentially be lost due to the IRC Section 382 limitation for the year ending March 31, 2017. This amount may increase if the company experiences another ownership change(s) since the last ownership change. However, the income tax effect of those ownership change(s) should be nil as the Company had recorded a full valuation allowance against its deferred assets.

At March 31, 2018, the Company had estimated net operating loss carryforwards for federal income tax purposes of approximately $59 million, adjusted for the ownership change limitation discussed above, which will begin to expire, if not previously used, beginning in the fiscal year 2030. A valuation allowance has been established for the entire amount of the deferred tax assets for years ended March 31, 2018 and March 31, 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the 2017 Tax Cuts and Jobs Act ("2017 Tax Reform"). The 2017 Tax Reform significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. The Company has reasonably estimated the effects of the 2017 Tax Reform and recorded provisional amounts in our financial statements as of March 31, 2018. This amount is primarily comprised of the re-measurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21%, from 34%. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, so we may make adjustments to the provisional amounts (if any). However, management's opinion is that future adjustments due to the 2017 Tax Reform should not have a material impact on the Company's provision for income taxes.

The above estimates are based on management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

The Company files income tax returns for federal and state purposes. Management believes that with few exceptions, the Company is not subject to examination by United States tax authorities for periods prior to 2014.

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

On January 10, 2018, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 200,000,000 shares to 500,000,000 shares.

On April 4, 2017, the Company paid the required quarterly dividend on the Series B Preferred Stock by way of the issuance of 2,366 shares of our common stock to the preferred shareholders at a fair market value of $34,896, based on the closing price of the Company’s common stock ($14.75 per share) on March 31, 2017. The beneficial owners of the Series B Preferred Stock were Richard N. Azar, II, our then Interim Chief Executive Officer and then director, and Alan Dreeben, our then director.

On June 19, 2017, a holder of the Company’s Series B Convertible Preferred Stock converted 143,492 shares of Series B Convertible Preferred Stock into 40,998 shares of common stock of the Company.

On August 23, 2017, the Investor converted $35,000 of the principal amount of the Debenture into an aggregate of 70,189 shares of common stock, which included 431 shares for conversion of principal (at $81.25 per share) and 69,758 shares for premiums.

On October 4, 2017, the Company entered into an agreement with a digital marketing advisor pursuant to which the advisor agreed to create original content with the goal of increasing public awareness about the Company and the Company agreed to pay the advisor (a) $20,000 per month beginning in October 2017 and ending on February 28, 2018, (b) $50,000 per month thereafter through October 4, 2018, the end of the term of the agreement, and (c) 150,000 shares of restricted common stock, with 100,000 million shares payable within 15 days of the parties’ entry into the agreement and the remainder due on May 1, 2018 (the “Advisory Shares”).

On October 4, 2017, the Company entered into a consulting agreement with a third party consultant which consultant agreed to provide investor relations and public relations services to the Company. As consideration pursuant to the agreement, the Company agreed to issue the consultant 40,000 shares of restricted common stock (the “Consulting Shares”), with piggy-back registration rights.

In October 2017, the Company agreed to reimburse entities owned in part by Alan Dreeben, a former director of the Company, for legal fees expended by such entities in connection with the defense of Petroflow Energy Corporation v. Sezar Energy, L.P. and Brittany Energy, LLC, Case No. 16-CV-700-TCK;TLW, In the United States District Court – N.D. OK. The Company was the beneficiary through the release of interest in disputed lease interests from Petroflow to the Company, that provides the Company with complete control over those properties to renew expired leases and to have 100% of the drilling rights related to those properties. Sezar Energy and Brittany Energy have assigned any interests they may have had in conjunction with litigation in exchange for the Company making the agreed settlement payments of $475,000 plus reimbursement of the legal costs paid on behalf of the defendants by Mr. Dreeben. Total legal fees expended by such entities totaled $392,043, and the Company reimbursed such fees by issuing Mr. Dreeben 78,409 shares of common stock with an agreed value of $5.00 per share in November 2017.

As of December 31, 2017, the 408,508 outstanding shares of Series B Preferred Stock had accrued an aggregate of $453,573 in quarterly dividends ($153,191 each for the quarters ended June 30, 2017, September 30, 2017 and December 30, 2017). The Company paid the accrued dividends on February 5, 2018, by way of the issuance of an aggregate of 5,253 shares of our common stock to the preferred shareholders pursuant to the terms of the designation (which provides that the Shares shall be based on a value of $87.50 per share). The beneficial owners of the Series B Preferred Stock are Richard N. Azar, II, our former Chief Executive Officer and former director, and Alan Dreeben, our former director.

In connection with the departure of Mr. Anthony C. Schnur as Chief Executive Officer and director of the Company effective June 2, 2017, the Company entered into a Severance Agreement and Release with Mr. Schnur (the “Release”), whereby (i) his employment agreement with the Company was terminated, (ii) he entered into a mutual release with the Company; (iii) the Company agreed to issue him 4,800 shares of unregistered common stock (to be issued in installments of 480 per month) (the “Settlement Shares”) and a monthly cash payment of $14,000 for twelve months; and (iv) he was granted reimbursement of the payment of his COBRA premiums through (a) the one year anniversary of the termination or (b) until he is eligible to participate in the health insurance plan of another employer, whichever is sooner, and provided that the amount of such health benefits shall reduce his monthly cash payment. On January 11, 2018, and effective as of the original date of the Release, the Company and Mr. Schnur entered into a First Amendment to Severance Agreement and Release (the “Release Amendment”), whereby the terms of the Release were changed to provide for among other things, the payment of $49,000 on or before January 12, 2018; $15,000 on or before the 15th of each month from February 2018 to July 2018; and $19,000 on or before August 15, 2018, and further provided for the issuance of the entire amount of the Settlement Shares within five days of the later of the date the Company’s stockholders approved the issuance of the Settlement Shares and the date the NYSE American approved the issuance of such shares. The Settlement Shares were issued on January 30, 2018.

On October 7, 2016, the Investor exercised the First Warrant in full and was due 55,385 shares of common stock upon exercise thereof and an additional 101,710 shares of common stock in consideration for the conversion premium due thereon. A total of 32,400 shares were issued to the Investor on October 7, 2016, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock). The Company received gross proceeds of $4,500,000 from the exercise of the First Warrant and paid placement agent fees of $427,500 for services rendered in connection with the First Warrant. Pursuant to the terms of the First Warrant, the number of shares due in consideration for the conversion premium increases as the annual rate of return under the First Warrant increases, including by 10% upon the occurrence of certain triggering events (which had occurred by the October 7, 2016 date of exercise), to 17% per annum upon the exercise of the First Warrant. Additionally, as the conversion rate for the conversion premium is currently 85% of the lowest daily volume weighted average price during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share, the number of shares issuable in connection with the conversion premium increases as the trading price of our common stock decreases, and the trading price of our common stock has decreased since the date the First Warrant was exercised, triggering a further reduction in the conversion price of the conversion premium and an increase in the number of shares due to the Investor in connection with the conversion of the amount owed in connection with the conversion premium. During the year ended March 31, 2018, the Investor received 2,851,694 shares of common stock in connection with the exercise of the First Warrant and adjustments thereon.

Series A Convertible Preferred Stock

On April 19, 2016, the holder of our Series A Convertible Preferred Stock, agreed to convert all 500 shares of our outstanding Series A Convertible Preferred Stock into 800 shares of our common stock (a conversion ratio of 1.6:1 as provided in the original designation of the Series A Convertible Preferred Stock adjusted for the Company’s 1:25 reverse stock split effective on July 25, 2015 and the Company’s 1:25 reverse stock split effective March 5, 2018), which conversion was completed on April 25, 2016. We paid the holder $20,000 in connection with such conversion in order to comply with the terms of the Asset Purchase Agreement that required that no shares of Series A Convertible Preferred Stock be outstanding at the closing. As of March 31,2018 and 2017, respectively, the Company had no Series A Convertible Preferred Stock issued or outstanding.

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

The Series B Preferred Stock has a liquidation preference of $25 per share. The Series B Preferred Stock is convertible, at the option of the holder at any time following the original issuance date, into common stock at a rate of approximately 0.2857:1 (originally issuable into an aggregate of 157,714 shares of common stock if fully converted), at the option of the holder thereof, or automatically as to 25% of the Series B Preferred Stock shares if our common stock trades above $153.13 per share for at least 20 consecutive trading days, and trades with at least 3,000 shares of average volume per day during such period; an additional 50% of the Series B Preferred Stock shares if our common stock trades above $175.00 per share for at least 20 consecutive trading days, and trades with at least 3,000 shares of average volume per day during such period; and as to the remaining Series B Preferred Stock shares, if our common stock trades above $196.88 per share for at least 20 consecutive trading days, and trades with at least 3,000 shares of average volume per day during such period. Each outstanding share of Series B Preferred Stock will be entitled to one vote per share on all stockholder matters. The Series B Preferred Stock is redeemable at any time by the Company upon the payment by the Company of the face amount of the Series B Preferred Stock ($25 per share) plus any and all accrued and unpaid dividends thereon.

The Company has the option, exercisable from time to time after the original issue date, to redeem all or any portion of the outstanding shares of Series B Preferred Stock by paying each applicable holder, an amount equal to the original issue price multiplied by the number of Series B Preferred shares held by each applicable holder plus the accrued dividends.

As of March 31, 2018, there were 408,508 shares of Series B Preferred Stock outstanding, which have the following features:

●	a liquidation preference senior to all of the Company’s common stock;
●	a dividend, payable quarterly, at an annual rate of six percent (6%) of the original issue price until such Series B Preferred Stock is no longer outstanding either due to conversion, redemption or otherwise; and
●	voting rights on all matters, with each share having 1 vote.

As the Series B Preferred Stock is convertible at any time following the original issuance date into common stock at a rate of approximately 0.2857:1, the Company recognized a fair value measurement of $14,898,038 for the Series B Preferred Stock, which is based on the 552,000 preferred shares originally issued times the conversion rate of approximately 0.2857, times the price of the Company’s common stock of $94.50 per share at the date of the closing of the Acquisition on August 25, 2016.

During the year ended March 31, 2017, the Company issued a stock dividend on the Series B Preferred Stock consisting of 3,307 shares of the Company’s common stock. Due to the fact that the Company is in a retained deficit position, the Company recognized a charge to additional paid in-capital of $83 based on the par value of the common stock issued. As of March 31, 2017, the Company recognized additional stock dividends on the Series B Preferred Stock consisting of 2,366 shares of our common stock, which was recognized as a charge to additional paid in-capital and stock dividends distributable but not issued of $34,837 based on the closing price of the Company’s common stock of $14.75 per share on March 31, 2017. The common stock dividends were subsequently issued to the preferred shareholders on April 4, 2017.

During the year ended March 31, 2018, the Company issued a stock dividend on the Series B Preferred Stock consisting of 5,740 shares of the Company’s common stock. Due to the fact that the Company is in a retained deficit position, the Company recognized a charge to additional paid in-capital of $143, based on the par value of the common stock issued. As of March 31, 2018, the Company recognized additional stock dividends on the Series B Preferred Stock consisting of 583 shares of our common stock, which was recognized as a charge to additional paid in-capital and stock dividends distributable but not issued of $449, based on the closing price of the Company’s common stock of $0.77 per share on March 31, 2018, which shares have not been issued as of the date of this report.

Series C Redeemable Convertible Preferred Stock

On April 6, 2016, the Company entered into a Stock Purchase Agreement with the Investor, pursuant to which it agreed, subject to certain conditions, to sell 527 shares of Series C redeemable convertible preferred stock (with a face value of $5.26 million) at a 5% original issue discount of $263,000, convertible into 64,738 shares of common stock at a conversion price of $81.25 per share, and a warrant to purchase 44,444 shares of common stock at an exercise price of $112.50 per share (the “Second Warrant”).

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

On October 5, 2017, in connection with the entry into the October 2017 Purchase Agreement, the Investor purchased 212 shares of Series C Preferred Stock for $2 million (the “Initial Closing”); on November 21, 2017, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 106 shares of Series C Preferred Stock for $1 million (the “Second Closing”); on December 27, 2017, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Third Closing”); on January 31, 2018, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Fourth Closing”); on February 22, 2018, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Fifth Closing”); on March 9, 2018, the Company sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Sixth Closing”); on April 10, 2018, the Company sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Seventh Closing”); and on May 22, 2018, the Company sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Eighth Closing”).

The Sixth Closing, Seventh Closing and Eighth Closing occurred notwithstanding the terms of the October 2017 Purchase Agreement which required the sixth closing to be for a total of $5 million (the “$5 Million Closing”), as the parties mutually agreed to the sales of only $1 million of Series C Preferred Stock to be sold pursuant to the $5 Million Closing, at the Sixth Closing, Seventh Closing and Eighth Closing.

On March 2, 2018, the Company and the Investor entered into an amendment to the October 2017 Purchase Agreement (the “Amendment”), pursuant to which the Investor (a) waived any and all Trigger Events (as defined in the certificate of designation of the Series C Preferred Stock (the “Designation”)) that had occurred prior to March 2, 2018, (b) agreed that all calculations provided for in the Designation would be made as if no such Trigger Event had occurred, and (c) waived any right to receive any additional shares of common stock based upon any such Trigger Event, with respect to all shares of Series C Preferred Stock, other than any which have already been converted.

The Investor also agreed, pursuant to the Amendment, that the conversion rate of conversion premiums pursuant to the Designation would remain 95% of the average of the lowest 5 individual daily volume weighted average prices during the applicable Measuring Period (as defined in the Designation), not to exceed 100% of the lowest sales prices on the last day of the Measuring Period, less $0.05 per share of common stock, unless a triggering event has occurred, and that such $0.05 per share discount would not be adjusted in connection with the Company’s previously reported 1-for-25 reverse stock split affected on March 5, 2018.

The holder of the Series C Preferred Stock is entitled to cumulative dividends through maturity, which initially totaled 6% per annum, and are adjustable to up to 34.95% per annum, per annum, based on certain triggering events and the trading price of our common stock, and which currently total 34.95% per annum, payable in full through maturity upon redemption, conversion, or maturity, and when, as and if declared by our Board of Directors in its discretion. The Series C Preferred Stock ranks senior to the common stock and pari passu with respect to our Series B Redeemable Convertible Preferred Stock.

The Series C Preferred Stock may be converted into shares of common stock at any time at the option of the holder, or at our option if certain equity conditions (as defined in the Certificate of Designation) are met. Upon conversion, we will pay the holder of the Series C Preferred Stock being converted an amount, in cash or stock at our sole discretion, equal to the dividends that such shares would have otherwise earned if they had been held through the maturity date (7 years), and issue to the holder such number of shares of common stock equal to $10,000 per share of Series C Preferred Stock (the “Face Value”) multiplied by the number of such shares of Series C Preferred Stock divided by the conversion rate ($81.25 per share).

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

During the year ended March 31, 2017, the Investor converted shares of the Series C Preferred stock and was due shares of common stock and an additional shares of common stock in dividend premium shares. Due to the recent decline in the price of our common stock and the trigger event that occurred on June 30, 2016 as a result of the delay in filing our Annual Report on Form 10-K for the year ended March 31, 2016, the dividend premium rate for the Series C Preferred Stock sold in 2016 increased from 6% to 30% and the conversion discount became 85% of the lowest daily volume weighted average price during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share.

During the year ended March 31, 2018, the Company issued 738 shares of Series C Preferred Stock pursuant to the terms of the October 2017 Purchase Agreement, for total consideration of $7 million. As of March 31, 2018, there were 1,132 share of Series C Preferred Stock outstanding.

The following summarizes the Series C Preferred Stock converted during the years ended March 31, 2018 and 2017:

	Number of Shares	Face	Common Stock	Additional Dividend Premium	Total Common
Date	Converted	Value	Due	Shares	Stock
December 22, 2016	32	$320,000	3,939	38,766	42,705
January 9, 2017	21	210,000	2,585	26,288	28,873
January 25, 2017	21	210,000	2,585	31,228	33,813
February 24, 2017	21	210,000	2,585	45,527	48,112
March 2, 2017	15	150,000	1,847	32,519	34,366
March 29, 2017	13	130,000	1,600	49,890	51,490
	123	$1,230,000	15,141	224,218	239,359

April 11, 2017	10	$100,000	1,231	199,308	886,318	*
	10	$100,000	1,231	199,308	886,318	*

* Includes 685,779 shares of common stock issued as a true up pursuant to the terms of the Series C Preferred Stock.

As of March 31, 2018 and 2017, the Company accrued common stock dividends on the Series C Preferred Stock based on the then 34.95% premium dividend rate described above. The Company recognized a total charge to additional paid-in capital and stock dividends distributable but not issued of $1,928,084 and $598,650 related to the stock dividend declared but not issued for the years ended March 31, 2018 and 2017, respectively.

Warrants

The following summarizes Camber’s warrant activity for each of the years ended March 31, 2018 and 2017:

	2018		2017
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Outstanding at Beginning of Year	10,261	$321.01	9,306	$1,191.00
Issued	64,000	6.25	104,801	92.50
Expired	(1,653)	1,437.50	(48,461)	251.25
Exercised	—	—	(55,385)	81.25
Outstanding at End of Year	72,608	$18.15	10,261	$321.01

During the year ended March 31, 2017, warrants to purchase 55,385 shares of common stock were granted in connection with the Company’s sale of the debenture noted in “Note 6 – Note Payables and Debenture” and warrants to purchase 44,444 shares of common stock at an exercise price of $112.50 per share were granted in connection with our sale of 53 shares of Series C Preferred Stock noted above. The Company also granted warrants to purchase 4,971 shares of common stock in connection with the HFT Convertible Promissory Notes (see “Note 6 – Note Payables and Debenture”). No warrants were cancelled during the year ended March 31, 2017, other than warrants to purchase 4,017 shares of common stock at an exercise price of $1,787.50 per share expired unexercised on July 4, 2016.

In June 2017, the Company issued 64,000 warrants to purchase shares of the Company’s common stock which were valued at the grant date under the Black-Scholes Option pricing model at $288,592. The exercise price of the warrants is $6.25 per share of common stock. The warrants expire five years from the grant date. The volatility utilized in the model was 135.42%. The discount rate was 1.78%.

On October 7, 2016, the Investor exercised the First Warrant in full and was due 55,385 shares of common stock upon exercise thereof and an additional 101,709 shares of common stock in consideration for the conversion premium due thereon. A total of 32,400 shares were issued to the Investor on October 7, 2016, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock). The Company received gross proceeds of $4,500,000 from the exercise of the First Warrant and paid placement agent fees of $427,500 for services rendered in connection with the First Warrant. Pursuant to the terms of the First Warrant, the number of shares due in consideration for the conversion premium increases as the annual rate of return under the First Warrant increases, including by 10% upon the occurrence of certain triggering events (which had occurred by the October 7, 2016 date of exercise), to 17% per annum upon the exercise of the First Warrant. Additionally, as the conversion rate for the conversion premium is currently 85% of the lowest daily volume weighted average price during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share, the number of shares issuable in connection with the conversion premium increases as the trading price of our common stock decreases, and the trading price of our common stock has decreased since the date the First Warrant was exercised, triggering a further reduction in the conversion price of the conversion premium and an increase in the number of shares due to the Investor in connection with the conversion of the amount owed in connection with the conversion premium. Additionally, pursuant to the interpretation of the Investor, the measurement period for the calculation of the lowest daily volume weighted average price currently continues indefinitely.

As of June 28, 2018, a total of 4.9 million shares of common stock had been issued to the Investor in connection with the exercise of the First Warrant.

Additionally, warrants to purchase 2,667 shares of common stock issued in connection with an equity raise completed in April 2014 contained a weighted average anti-dilutive provision in which the exercise price of the warrants are adjusted downward based on any subsequent issuance or deemed issuance of common stock or convertible securities by the Company for consideration less than the then exercise price of such warrants. As a result of the anti-dilution rights, the exercise price of the warrants was adjusted to $89.75 per share, in connection with an automatic adjustment to the exercise price due to the Acquisition. As of March 31, 2017, the fair value of the derivative liability associated with the 66,668 warrants was $21,662 compared to $126,960 at March 31, 2016. Therefore, the $105,298 change in the derivative liability fair value was recorded as other income on the consolidated statement of operations.

At March 31, 2018, 448 outstanding warrants had an intrinsic value of $232. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options. These warrants were initially issued in connection with the Rogers Loan on August 13, 2013, and the exercise price was lowered from $843.75 to $0.25 per share on August 12, 2015.

The following is a summary of the Company’s outstanding warrants at March 31, 2018:

Warrants Outstanding		Exercise Price ($)	Expiration Date	Intrinsic Value at March 31, 2018
440	(1)	937.50	April 4, 2018	—
80	(2)	937.50	May 31, 2018	—
448	(3)	0.25	April 21, 2019	232
4,971	(4)	37.50	April 21, 2021	—
2,668	(5)	91.30	April 21, 2019	—
64,000	(6)	6.25	June 12, 2022	—
72,608				$232

(1) Warrants issued in connection with the issuance of certain notes in April 2013, of which the outstanding principal and interest was paid in full on August 16, 2013. The warrants were exercisable on the grant date (April 4, 2013) and remain exercisable until April 4, 2018. These warrants expired unexercised.

(2) Warrants issued in connection with the issuance of certain notes in May 2013, of which the outstanding principal and interest was paid in full on August 16, 2013. The warrants were exercisable on the grant date (May 31, 2013) and remain exercisable until May 31, 2018. These warrants expired unexercised.

(3) Warrants issued in connection with the Rogers Loan. The warrants were exercisable on the grant date (August 13, 2013) and remain exercisable until August 13, 2018. The exercise price was lowered to $0.25 per share on August 12, 2015.

(4) Warrants issued in connection with the HFT Convertible Promissory Notes. The warrants were exercisable on the grant date (April 26, 2016) and remain exercisable until April 26, 2021.

(5) Warrants issued in connection with the sale of units in the Company’s unit offering in April 2014. The warrants became exercisable on April 21, 2014 and will remain exercisable thereafter until April 21, 2019.

(6) Warrants issued in connection with the Vantage Agreement and were exercisable at the date of grant (June 12, 2017) and remain exercisable thereafter until June 12, 2022.

NOTE 11 – SHARE-BASED COMPENSATION

Common Stock

On January 25, 2017, the Company’s Board of Directors adopted, subject to the ratification of the shareholders, the Company’s Amended and Restated 2014 Stock Incentive Plan (“2014 Amended and Restated Plan”). At the annual shareholder meeting held on March 22, 2017, Company shareholders approved the 2014 Amended and Restated Plan providing for the Company to issue up to an additional 36,200 shares of common stock under the 2014 Incentive and 2014 Amended Plans (described below, 40,000 in total) to officers, directors, employees, contractors and consultants for services provided to the Company.

On February 8, 2016, the Company’s Board of Directors adopted, subject to the ratification of the shareholders, the Company’s Amendment to the 2014 Stock Incentive Plan (“2014 Amended Plan”). At the annual shareholder meeting held on March 29, 2016, Company shareholders approved the 2014 Amended Plan providing for the Company to issue up to an additional 2,200 shares of common stock under the 2014 Incentive Plan (described below, 3,800 in total) to officers, directors, employees, contractors and consultants for services provided to the Company and amend the definition of “Eligible Person” under the 2014 Amended Plan to exclude “instances where services are in connection with the offer or sale of securities in a capital-raising transaction, or they directly or indirectly promote or maintain a market for the Company’s securities”.

On December 27, 2013, the Company’s Board of Directors adopted, subject to the ratification of the shareholders, the Company’s 2014 Stock Incentive Plan (“2014 Incentive Plan”). At the annual shareholder meeting held on February 13, 2014, Company shareholders approved the 2014 Incentive Plan providing for the Company to issue up to 1,600 shares of common stock to officers, directors, employees, contractors and consultants for services provided to the Company. At the annual shareholder meeting held on March 29, 2016, Company shareholders approved the 2014 Amended Plan providing for the Company to issue up to an additional 2,200 shares of common stock under the 2014 Incentive Plan (described below, 3,800 in total). At March 31, 2018, approximately 36,469 securities were available for issuance or grant under the 2014 Incentive Plan as amended and restated.

During the annual shareholder meeting held on March 31, 2012, Company shareholders approved the Camber Energy, Inc. 2012 Stock Incentive Plan (“2012 Incentive Plan”) providing for the Company to issue up to 2,400 shares of common stock to officers, directors, employees, contractors and consultants for services provided to the Company. At March 31, 2018, 120 shares were available for issuance or grant under the 2012 Incentive Plan.

In March 2010, Company shareholders approved the Camber Energy, Inc. Long Term Incentive Plan (“2010 Incentive Plan”) providing for the Company to issue up to 1,440 shares of common stock to officers, directors, employees, contractors and consultants for services provided to the Company. At March 31, 2018, 5 shares remained available for awards under the 2010 Incentive Plan.

For the year ended March 31, 2017, Camber issued 885 shares of its common stock with an aggregate grant date fair value of $72,035, which were valued based on the trading value of Camber’s common stock on the date of grant. Also, on December 31, 2016 the Company agreed to award an additional 760 shares of its common stock with an aggregate grant fair value of $23,572, which were valued based on the trading value of Camber’s common stock on the date of grant. Those common stock awards had yet to be physically issued as of March 31, 2017 and therefore, were recognized as accrued common stock payable on the balance sheet. The shares were awarded according to the employment agreement with an officer and as additional compensation for other officers and managerial personnel.

For the year ended March 31, 2018, Camber issued 6,686 shares of its common stock with an aggregate grant date fair value of $54,533, which were valued based on the trading value of Camber’s common stock on the date of grant. The shares were awarded according to the employment agreement with an officer and as additional compensation for other officers and managerial personnel.

On October 4, 2017, the Company entered into an agreement with a digital marketing advisor pursuant to which the advisor agreed to create original content with the goal of increasing public awareness about the Company and the Company agreed to pay the advisor (a) $20,000 per month beginning in October 2017 and ending on February 28, 2018, (b) $50,000 per month thereafter through October 4, 2018, the end of the term of the agreement, and (c) 100,000 shares of restricted common stock, with 50,000 shares issued in November 2017 and the remainder due on May 1, 2018, which shares have not been issued to date.

On October 4, 2017, the Company entered into a consulting agreement with a third party consultant which consultant agreed to provide investor relations and public relations services to the Company. As consideration pursuant to the agreement, the Company issued the consultant 40,000 shares of restricted common stock (the “Consulting Shares”), with piggy-back registration rights issued in November 2017.

Stock Options

The following summarizes Camber’s stock option activity for each of the years ended March 31, 2018 and 2017:

	2018		2017
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding at Beginning of Year	798	$885.23	918	$849.00
Expired/Cancelled	(720)	840.10	(120)	612.50
Outstanding at End of Year	78	$1,293.75	798	$885.23

During the year ended March 31, 2018, the Company granted no stock options, and of the Company’s outstanding options, no options were exercised or forfeited, while options to purchase 720 shares of common stock expired.

During the year ended March 31, 2017, the Company granted no stock options, and of the Company’s outstanding options, no options were exercised or forfeited, while options to purchase 120 shares of common stock expired, which were previously issued to a director on December 24, 2013.

Share-based compensation expense related to stock options during the years ended March 31, 2018 and 2017 was $11,238 and $19,266, respectively.

Options outstanding and exercisable at March 31, 2018 and 2017 had no intrinsic value. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options.

At March 31, 2017, unrecognized compensation expense related to non-vested stock options totaled $11,238. This unrecognized expense is expected to be amortized to expense on a straight-line basis over a weighted average period of 0.6 years. At March 31, 2018, there was no unrecognized compensation expense related to non-vested stock options.

Options outstanding and exercisable as of March 31, 2018:

Exercise	Remaining	Options	Options
Price	Life (Yrs)	Outstanding	Exercisable
$1,293.75	2.50	78	78
Total		78	78

NOTE 12 – POSTRETIREMENT BENEFITS

Camber maintained a matched defined contribution savings plan for its employees. During the years ended March 31, 2018 and 2017, Camber’s total costs recognized for the savings plan were $7,234 and $30,662, respectively. The plan was terminated during the year ended March 31, 2018.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the years ended March 31, 2018 and 2017:

	2018	2017
Interest	$2,489,990	$1,580,048
Income taxes	—	—

Non-cash investing and financing activities for the years ended March 31, 2018 and 2017 included the following:

	2018	2017

Reduction in Accounts Payable for Payments Made on Previously Accrued Capital Expenditures	$4,402	$233,632
Cancellation of Debt and Interest on Rogers Foreclosure	$11,018,385	$—
Discount from Beneficial Conversion Feature on Convertible Notes	$—	$150,000
Additions to Asset Retirement Obligation	$437,071	$—
Change in Estimate for Asset Retirement Obligations	$268,119	$89,145
Asset Retirement Obligations from Segundo Acquisition	$—	$755,862
Issuance of Common Stock for Segundo Acquisition	$—	$49,176,530
Issuance of Series B Preferred Stock for Segundo Acquisition	$—	$14,898,038
Notes Payable Assumed for Segundo Acquisition	$—	$30,595,256
Accounts Receivable Assumed for Segundo Acquisition	$—	$635,482
Debt discounts on Notes Payable	$—	$35,900
Debt discounts on Notes Payable, Long-Term Notes Payable	$—	$3,286,900
Issuance of Restricted Common Stock for Dreeben Loan	$—	$48,000
Stock Dividends Distributable but not Issued	$1,928,084	$598,000
Conversion of Notes to Common Stock	$35,000	$1,445,669
Conversion of Preferred Stock to Common Stock	$553	$6,004
Issuance of Lender Shares	$35,900	$—
Warrants Issued in Abeyance	$3,910	$—
Issuance of Common Stock for Dividends	$58,824	$83

NOTE 14 – SUBSEQUENT EVENTS

On April 10, 2018, the Company sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Seventh Closing”); and on May 22, 2018, the Company sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Eighth Closing”).

The Sixth Closing, Seventh Closing and Eighth Closing occurred notwithstanding the terms of the October 2017 Purchase Agreement which required the sixth closing to be for a total of $5 million (the “$5 Million Closing”), as the parties mutually agreed to the sales of only $1 million of Series C Preferred Stock to be sold pursuant to the $5 Million Closing, at the Sixth Closing, Seventh Closing and Eighth Closing.

On May 25, 2018, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Mr. Azar, its then Chief Executive Officer. Pursuant to the Separation Agreement, Mr. Azar agreed to resign from the Company as Chief Executive Officer effective May 25, 2018, and to release the Company from claims in connection with various employment related statutes and laws and the Company agreed to pay him a severance payment of $150,000, payable in three installments of $50,000 each, on June 1, 2018, July 2, 2018 and August 1, 2018, and to grant him warrants to purchase 1,000,000 shares of the Company’s common stock (the “Warrants”), at an exercise price of $0.39 per share, equal to the closing stock price of the Company’s common stock on the date the Severance Agreement was agreed to by the parties, the exercise of which Warrants are subject to approval by the NYSE American of the additional listing of the shares of common stock issuable upon exercise thereof, and to the extent required by the rules of the NYSE American, the approval of the shareholders of the Company of the issuance of the shares of common stock issuable upon exercise thereof.

Effective upon Mr. Azar’s resignation, the Board of Directors of the Company appointed Mr. Louis G. Schott as Interim Chief Executive Officer of the Company. In connection with Mr. Schott’s appointment as Interim Chief Executive Officer of the Company, the Company entered into an engagement letter with Fides Energy LLC (“Fides”). Pursuant to the letter, Fides agreed to supply Mr. Schott’s services to the Company as Interim Chief Executive Officer and we agreed to pay Fides $25,000 per month for the use of Mr. Schott’s services. The agreement can be terminated by either party with 90 days’ notice and terminates automatically upon the death of Mr. Schott. Pursuant to the agreement, Mr. Schott is also eligible to receive bonus compensation at the discretion of the Board of Directors.

Effective on June 21, 2018, Richard N. Azar II, resigned as a member of the Board of Directors and Louis G. Schott, our then Interim Chief Executive Officer, was appointed as a member of the Board of Directors to fill the vacancy created by Mr. Azar’s resignation.

On June 25, 2018, the Company entered into a non-binding letter of intent with an entity affiliated with Mr. Azar, its former Chief Executive and former director, and Donnie B. Seay, our current director (the “LOI”). The LOI contemplates the Company and the entity entering into, among other agreements, an asset purchase agreement whereby the Company will transfer substantially all of its assets to the entity, reserving its assets in Glasscock County and Hutchinson Counties, Texas and will also retain a 12.5% production payment and a 3% overriding royalty interest in its existing Okfuskee County, Oklahoma asset, in consideration for the entity assuming all of the Company’s senior bank debt owed to IBC. The LOI is subject to various conditions, as are the transactions contemplated therein, including, but not limited to, approval of IBC and approval of the Company’s shareholders for the contemplated transactions.

From April 1, 2018 to June 28, 2018, the Investor converted 230 shares of Series C Preferred Stock into 9,213,141 shares of common stock (when including shares issuable upon conversion of the Series C Preferred Stock, the conversion premiums thereon and true up shares which the Investor was due), and converted $35,000 of amounts due under the convertible debenture held by the Investor (which had a remaining balance of $460,000 as of June 28, 2018) into an aggregate of 1,754,711 shares of common stock (when including conversion premiums thereon).

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

PROVED RESERVE SUMMARY

All of the Company’s reserves are located in the United States. The following tables sets forth the changes in Camber’s net proved reserves (including developed and undeveloped reserves) for the years ended March 31, 2018 and 2017. Reserves estimates as of March 31, 2018 were estimated by the independent petroleum consulting firm Graves & Co. Consulting LLC:

	March 31,
	2018	2017
Crude Oil (Bbls)
Net proved reserves at beginning of year	1,586,750	3,841,362
Revisions of previous estimates	(1,430,073)	(2,377,088)
Purchases in place	2,010	158,466
Extensions, discoveries and other additions	—	—
Sales in place	(1,410)	(3,072)
Production	(27,704)	(32,918)
Net proved reserves at end of year	129,573	1,586,750

Natural Gas (Mcf)
Net proved reserves at beginning of year	9,804,010	2,513,690
Revisions of previous estimates	(1,134,687)	(1,930,708)
Purchases in place	274,810	9,725,345
Extensions, discoveries and other additions	—	—
Sales in place	(581)	(1,772)
Production	(796,384)	(502,545)
Net proved reserves at end of year	8,147,168	9,804,010

NGL (Bbls)
Net proved reserves at beginning of year	2,420,110	—
Revisions of previous estimates	(885,224)	—
Purchases in place	47,980	2,528,388
Extensions, discoveries and other additions	—	—
Sales in place	(87)	—
Production	(147,076)	(108,278)
Net proved reserves at end of year	1,435,703	2,420,110

Oil Equivalents (Boe)
Net proved reserves at beginning of year	5,640,862	4,260,312
Revisions of previous estimates	(2,504,412)	(2,698,874)
Purchases in place	95,792	4,307,745
Extensions, discoveries and other additions	—	—
Sales in place	(1,594)	(3,367)
Production	(307,510)	(224,954)
Net proved reserves at end of year	2,923,138	5,640,862

RESERVES

During the year ended March 31, 2018, Camber’s reserves decreased by approximately 2.7 million Boe of proved reserves.

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

The following table sets forth Camber’s proved developed and undeveloped reserves at March 31, 2018 and 2017:

	At March 31,
	2018	2017
Proved Developed Reserves
Crude Oil (Bbls)	129,573	312,070
Natural Gas (Mcf)	8,147,168	7,485,350
NGL (Bbls)	1,435,703	1,784,010
Oil Equivalents (Boe)	2,923,138	3,339,138

Proved Undeveloped Reserves
Crude Oil (Bbls)	—	1,274,680
Natural Gas (Mcf)	—	2,345,660
NGL (Bbls)	—	636,100
Oil Equivalents (Boe)	—	2,301,724

Proved Reserves
Crude Oil (Bbls)	129,573	1,586,750
Natural Gas (Mcf)	8,147,168	9,804,010
NGL (Bbls)	1,435,703	2,420,110
Oil Equivalents (Boe)	2,923,138	5,640,862

*The Company engaged Graves & Co Consulting, LLC, an independent reserve engineering firm, to provide a reserve report on the Company’s properties as of March 31, 2018. The reserve report has been included as Exhibit 99.1 to the Form 10-K which these financial statements are filed with.

Proved Undeveloped Reserves

For the year ended March 31, 2018, total proved undeveloped reserves decreased by 2.3 million Boe to 0 Boe. The proved undeveloped reserve decrease was due to expiring leases.

Our reserves concentrate mainly in the Hunton. At March 31, 2018, Camber’s proved reserves for the Hunton were 2.8 million Boe, or 96% of the total proved developed reserves.

The following table sets forth Camber’s net reserves in Boe by reserve category and by formation at March 31, 2018 and 2017:

	Proved	Proved	Proved	Total
	Developed	Non-Producing	Undeveloped	Proved
Hunton
At March 31, 2018	2,803,670	—	—	2,803,670
At March 31, 2017	2,512,176	728,654	—	3,240,830
Mississippian - Woodford - Hun
At March 31, 2018	—	—	—	—
At March 31, 2017	417,209	124,176	—	541,385
Fusselman
At March 31, 2018	8,247	—	—	8,247
At March 31, 2017	10,141	—	—	10,141
Red Fork
At March 31, 2018	—	—	—	—
At March 31, 2017	66,859	—	—	66,859
Trend Area
At March 31, 2018	111,221	—	—	111,221
At March 31, 2017	129,554	—	—	129,554
Segundo - Other
At March 31, 2018	—	—	—	—
At March 31, 2017	29,798	—	—	29,798
Eagle Ford
At March 31, 2018	—	—	—	—
At March 31, 2017	35,526	—	1,448,889	1,484,415
Austin Chalk
At March 31, 2018	—	—	—	—
At March 31, 2017	126,739	—	—	126,739
Eaglebine
At March 31, 2018	—	—	—	—
At March 31, 2017	10,328	—	—	10,328
Other
At March 31, 2018	—	—	—	—
At March 31, 2017	11,141	—	—	11,141
Total
At March 31, 2018	2,923,138	—	—	2,923,138
At March 31, 2017	3,339,143	852,830	1,448,889	5,640,862

Capitalized Costs Relating to Oil and Natural Gas Producing Activities. The following table sets forth the capitalized costs relating to Camber’s crude oil and natural gas producing activities at March 31, 2018 and 2017:

	At March 31,
	2018	2017
Oil and gas properties subject to amortization	$60,760,056	$72,318,163
Oil and gas properties subject to amortization	28,016,989	28,947,000
Capitalized asset retirement costs	322,470	1,473,199
Total oil & natural gas properties	89,099,515	102,738,762
Accumulated depreciation, depletion, and impairment	(76,555,320)	(67,036,915)
Net Capitalized Costs	$12,544,195	$35,701,847

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in Camber’s oil and natural gas property acquisition, exploration and development activities for the years ended March 31, 2018 and 2017:

	2018	2017
Acquisition of properties
Proved	$460,000	$3,488,406
Unproved	—	—
Exploration costs	—	—
Development costs	1,586,057
Total	$2,046,057	$3,488,406

Results of Operations for Oil and Natural Gas Producing Activities. The following table sets forth the results of operations for oil and natural gas producing activities for the years ended March 31, 2018 and 2017:

	2018	2017
Crude oil and natural gas revenues	$6,859,767	$5,302,024
Production costs	(5,175,038)	(3,517,345)
Depreciation and depletion	(1,380,418)	(2,468,916)
Results of operations for producing activities,
excluding corporate overhead and interest costs	$304,311	$(684,237)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves. The following information has been developed utilizing procedures prescribed by ASC Topic 932 and based on crude oil and natural gas reserves and production volumes estimated by the independent petroleum consultants of Camber. The estimates were based on a 12-month average of first-of-the-month commodity prices for the years ended March 31, 2018 and 2017. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating Camber or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of Camber.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of Camber’s oil, NGL, and natural gas reserves as of March 31, 2018 and 2017:

	At March 31,
	2018	2017
Future cash inflows	$54,991,829	$151,612,190
Future production costs	(35,232,113)	(68,604,389)
Future development costs	—	(25,003,360)
Future income taxes	(6,915,899)	(20,301,568)
Future net cash flows	12,843,817	37,702,873
Discount to present value at 10% annual rate	(5,375,702)	(21,690,451)
Standardized measure of discounted future net
cash flows relating to proved oil and gas reserves	$7,486,115	$16,012,422

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth the changes in the standardized measure of discounted future net cash flows for each of the years ended March 31, 2018 and 2017:

	2018	2017
Standardized measure, beginning of year	$16,012,422	$13,471,565
Crude oil and natural gas sales, net of production costs	(1,684,075)	(2,377,676)
Net changes in prices and production costs	(4,509,864)	(3,182,783)
Changes in estimated future development costs	—	(922,149)
Revisions of previous quantity estimates	(3,689,687)	(4,089,299)
Accretion of discount	1,148,940	2,542,541
Net change in income taxes	5,391,659	(8,875,682)
Purchases of reserves in place	680,200	17,126,575
Sales of reserves in place	(9,500)	(55,894)
Change in timing of estimated future production	(5,871,980)	530,926
Standardized measure, end of year	$7,468,115	$16,012,422

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our interim principal executive officer and principal financial officer, have concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our Interim Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018 based on the criteria framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, our management has concluded that our internal control over financial reporting were not effective as of March 31, 2018.

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

Limitations on the Effectiveness of Controls

The Company’s disclosure controls and procedures are designed to provide the Company’s Interim Chief Executive Officer and Chief Financial Officer with reasonable assurances that the Company’s disclosure controls and procedures will achieve their objectives. However, the Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within the Company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and such design may not succeed in achieving its stated objectives under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, Richard N. Azar II, our prior Chief Executive Officer resigned from such position on May 25, 2018, subsequent to the end of the quarter, and on the same date, Louis G. Schott was appointed as Chief Executive Officer of the Company.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and accompanying descriptions indicate the name of each officer and director, including their age, principal occupation or employment, and the year in which each person first became an officer or director.

Name	Position	Date First Elected/Appointed	Age
Louis G. Schott	Interim Chief Executive Officer and Director	May 25, 2018	52
Robert Schleizer	Chief Financial Officer, Treasurer and Director	June 5, 2017	63
Fred S. Zeidman	Director	January 11, 2018	71
Donnie B. Seay	Director	October 6, 2017	76

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

The business experience of each of the persons listed above during the past five years is as follows:

LOUIS G. SCHOTT, INTERIM CHIEF EXECUTIVE OFFICER AND DIRECTOR

Mr. Schott has over 24 years of legal and business experience with 20 years in the oil and gas industry, including a strong background in restructuring, mergers and acquisitions, public company regulations and requirements, title, energy finance, business development, general negotiations and land. Mr. Schott’s recent restructuring experience includes restructurings within and outside of bankruptcy and both public, traded on the TSX and NYSE American, and private entities.

Prior to being engaged as Interim Chief Executive Officer of the Company, Mr. Schott served as an advisor to the Company (a position he held since December 2017) and is also an advisor to other companies in various stages of growth.

Mr. Schott was recently the Interim Chief Executive Officer of EnerJex Resources, Inc., a Nevada corporation listed on the NYSE American (“EnerJex”), a position which he held from February 2017 to March 2018. As CEO, he led restructuring efforts, cost reductions and successful completion of a merger between EnerJex and a privately held company.

Mr. Schott was previously General Counsel and Treasurer of TexOak Petro Holdings LLC (“TexOak”) and its subsidiaries including Equal Energy (“Equal”), from 2009 through August 2016, where he actively performed all legal functions, including corporate structure and governance, negotiation of oil and gas acquisitions and divestitures, drafting review and certification of all corporate and financial documents, legal and land due diligence, corporate finance, litigation management, risk management, insurance, corporate policies, and human resource management. At TexOak, Mr. Schott successfully managed two mergers including the merger with Equal, a Canadian public company dually listed on the New York Stock Exchange and the Toronto Stock Exchange and Equal’s subsequent privatization and redomestication. Mr. Schott was also instrumental in working with the CEO and the Board in guiding Petroflow’s predecessor through restructuring and bankruptcy emerging as a private company with no debt and capital to grow.

Prior to joining TexOak’s subsidiary, Petroflow, in 2005, Mr. Schott served in various senior roles with TDC Energy (“TDC”) from 1996 through 2005. Prior to TDC, Mr. Schott was an oil and gas attorney with Liskow & Lewis in New Orleans.

Mr. Schott is a graduate of Tulane University with an MBA and a Juris Doctorate. Mr. Schott is also a non-practicing unlicensed Certified Public Accountant.

Director Qualifications:

Mr. Schott has extensive experience in the oil and natural gas industry and in restructuring. We believe Mr. Schott demonstrates personal and professional integrity, ability, judgment, and effectiveness in serving the long-term interests of the Company’s stockholders. As such, we believe that Mr. Schott is qualified to serve as a director.

ROBERT SCHLEIZER, CHIEF FINANCIAL OFFICER, TREASURER AND MEMBER OF THE BOARD OF DIRECTORS

Mr. Schleizer has served as Chief Financial Officer (beginning first as Interim Chief Financial Officer) since June 2, 2017, as a member of the Board of Directors since October 6, 2017, and as Treasurer of the Company since, January 9, 2018.

Mr. Schleizer has over 30 years of financial and operational experience serving private and public companies in financial and organization restructuring, crisis management, acquisitions and divestitures, and equity and debt financings across multiple industries. He is a co-founder of BlackBriar Advisors, LLC, a business renewal and acceleration firm, where he has served as Managing Partner since 2013. Prior to BlackBriar, Mr. Schleizer served as Chief Financial Officer and Director for Xponential, Inc., a public holding company that owned 34 specialty finance and retail stores, from 2001 to 2013, and as a Managing Director for BBK, an international financial advisory, where he provided restructuring and refinancing financial advisory services. Mr. Schleizer holds a Bachelor of Science in Accounting from Arizona State University and is a Certified Insolvency Restructuring Advisor (“CIRA”) and Certified Turnaround Professional.

Director Qualifications:

The Board of Directors believes that Mr. Schleizer is highly qualified to serve as a member of the Board due to his significant financial and operational experience.

FRED S. ZEIDMAN, MEMBER OF THE BOARD OF DIRECTORS

Effective January 11, 2018, the Board of Directors appointed Fred S. Zeidman as a member of the Board of Directors of the Company. Mr. Zeidman previously served as a member of the Board of Directors of the Company from June 24, 2013 to May 15, 2017 and as Chairman of the Board of Directors of the Company from May 16, 2017 to August 7, 2017.

In December 2014, Mr. Zeidman was appointed as Chairman of Gordian Group LLC, a U.S. investment bank specializing in board level advice in complex, distressed or “story” financial matters. Mr. Zeidman currently serves as Director of External Affairs of MCNA Dental, lead Director of Straight Path Communications, Inc., Director REMA and Director Prosperity Bank in Houston. He was formerly Restructuring Officer of TransMeridian Exploration Inc. and Chief Bankruptcy Trustee of AremisSoft Corp.

Mr. Zeidman, Chairman Emeritus of the United States Holocaust Memorial Council, was appointed by President George W. Bush in March 2002 and served in that position from 2002-2010. A prominent Houston-based business and civic leader, Mr. Zeidman also is Chairman Emeritus of the University of Texas Health Science System Houston and Director and Chief Financial Officer of the Texas Heart Institute. He is on the board of the Development Corp of Israel (Israel Bonds) and served on the Board of the National World War II Museum.

Over the course of his distinguished 50 year career, Mr. Zeidman has been involved in numerous high-profile workouts, restructurings and reorganizations. He was former CEO, President and Chairman of Seitel, Inc., a Houston-based onshore seismic data provider where he was instrumental in the successful turnaround of the Company. He held the post of Chairman of the Board and CEO of Unibar Corporation, the largest domestic independent drilling fluids company, until its sale to Anchor Drilling Fluids in 1992.

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

DONNIE B. SEAY, DIRECTOR

Mr. Seay has been a self-employed investor over the last five years. Mr. Seay, is a 60 year veteran of the oil and gas industry and a former partner of Altex Resources, which developed the Hunton Limestone Play and drilled the first horizontal well there in southeast Oklahoma. Mr. Seay is also a former president of Guaranty State Bank and the founder and Chairman of the Board of Citizens Bank, both of New Braunfels, Texas.

Director Qualifications:

Mr. Seay’s thirty plus years in the oil and gas, his prior experience as a banker, as well as his experience with financial statements, brings tremendous experience to the Board, which we feel assists the Company and qualifies him to serve as a director.

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

Board Leadership Structure

Traditionally, the roles of Chairman and Chief Executive Officer of the Company have been held separately, provided that the Company does not currently have a Chairman of the Board of Directors. The Board of Directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management.  The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

Board of Directors Meetings

For the fiscal year ending March 31, 2018, the Board has held four meetings and took various other actions via the unanimous written consent of the Board of Directors and the various committees described below. All directors attended at least 75% of the Board of Directors meetings and committee meetings relating to the committees on which each director served. All of the then current directors attended our fiscal year 2018 Annual Shareholder meeting held on January 9, 2018. The Company encourages, but does not require all directors to be present at annual meetings of shareholders.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that all filings required to be made under Section 16(a) during fiscal 2018 and through the date of this filing, were timely made, except that Donnie B. Seay inadvertently failed to timely file a Form 3 in connection with his appointment as a member of the Board of Directors of the Company, and Richard N. Azar II, inadvertently failed to timely report eight transactions on Form 4.

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

You can access the Revised Code on our website at www.camber.energy, and any stockholder who so requests may obtain a free copy of our Revised Code by submitting a written request to our Corporate Secretary. Additionally, the Revised Code was filed as an exhibit to the Company’s Form 8-K dated November 29, 2016, filed with the SEC on December 5, 2016, as Exhibit 14.1 thereto.

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

COMMITTEES OF THE BOARD

The Board has a standing Audit Committee, Compensation Committee, and Nominating and Governance Committee. Mr. Seay and Mr. Zeidman are “independent” members of the Board of Directors as defined in Section 803(A) of the NYSE American Company Guide. Mr. Schott and Mr. Schleizer are not “independent” due to their status as officers of the Company.

Board of Directors Committee Membership

	Independent	Audit Committee	Compensation Committee	Nominating and Governance Committee
Louis G. Schott
Robert Schleizer
Donnie B. Seay	X	C	C	C
Fred S. Zeidman	X	M	M	M

C - Chairman of Committee.

M - Member.

Audit Committee

The Board has selected the members of the Audit Committee based on the Board’s determination that the members are financially literate and qualified to monitor the performance of management and the independent auditors and to monitor our disclosures so that our disclosures fairly present our business, financial condition and results of operations.

The Audit Committee’s function is to provide assistance to the Board in fulfilling the Board’s oversight functions relating to the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of the Company’s independent auditors, and perform such other activities consistent with its charter and our Bylaws as the Committee or the Board deems appropriate. The Audit Committee produces an annual report for inclusion in our proxy statement. The Audit Committee is directly responsible for the appointment, retention, compensation, oversight and evaluation of the work of the independent registered public accounting firm (including resolution of disagreements between our management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The Audit Committee shall review and pre-approve all audit services, and non-audit services that exceed a de minimis standard, to be provided to us by our independent registered public accounting firm. The Audit Committee carries out all functions required by the NYSE American, the SEC and the federal securities laws.

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

The Board has determined that Mr. Seay and Mr. Zeidman are “independent,” and that Mr. Seay is an “audit committee financial expert” (as defined in the SEC rules) because he has the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America (“GAAP”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Mr. Seay has acquired these attributes by means of having held various positions that provided relevant experience, as described in his biographical information above.

For the fiscal year ending March 31, 2018, the Audit Committee held no formal meetings, but took various actions via unanimous written consents of the committee. The Audit Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies” and was filed as Exhibit 14.3 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009.

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

For the fiscal year ending March 31, 2018, the Compensation Committee held no formal meetings, but took various actions via unanimous written consents of the committee. The Compensation Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies” and was filed as Exhibit 14.5 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009.

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

In addition, the Company’s Bylaws permit stockholders to nominate directors at an annual meeting of stockholders or at a special meeting at which directors are to be elected in accordance with the notice of meeting pursuant to the requirements of the Company’s Bylaws and applicable NYSE American and SEC rules and regulations.

For the fiscal year ending March 31, 2017, the Nominating and Governance Committee held no formal meetings, but took various actions via unanimous written consents of the committee. The Nominating and Governance Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies” and was filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, filed with the Commission on June 28, 2013.

NOMINATIONS FOR THE BOARD OF DIRECTORS

As described above, the Nominating and Governance Committee will consider qualified director candidates recommended in good faith by stockholders, provided those nominees meet the requirements of NYSE American and applicable federal securities law. The Nominating and Governance Committee’s evaluation of candidates recommended by stockholders does not differ materially from its evaluation of candidates recommended from other sources. Any stockholder wishing to recommend a nominee should submit the candidate’s name, credentials, contact information and his or her written consent to be considered as a candidate. These recommendations should be submitted in writing to the Company, Attn: Corporate Secretary, Camber Energy, Inc., 4040 Broadway, Suite 425, San Antonio, Texas 78209. The proposing stockholder should also include his or her contact information and a statement of his or her share ownership. The Committee may request further information about stockholder recommended nominees in order to comply with any applicable laws, rules, the Company’s Bylaws or regulations or to the extent such information is required to be provided by such stockholder pursuant to any applicable laws, rules or regulations.

Communications with the Board of Directors

Stockholders may contact the Board of Directors about bona fide issues or questions about the Company by writing the Corporate Secretary at the following address: Attn: Corporate Secretary, Camber Energy, Inc., 4040 Broadway, Suite 425, San Antonio, Texas 78209.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our Chief Executive Officer (CEO), Chief Financial Officer (CFO) and the most highly compensated executive officer other than the Chief Executive Officer and Chief Financial Officer who was serving as an executive officer of the Company at the end of March 31, 2018 and 2017 (the Company did not have any executive officers other than its CEO and CFO as of March 31, 2018), and up to two additional individuals for whom disclosure would have been required had they been serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Name and Principal	Fiscal				Stock	Option	All Other
Position	Year	Salary		Bonus	Awards	Awards	Comp	Total
Richard N. Azar II	2018	$175,000	(a)	$—	$—	$—	$—	$175,000
Former Chief Executive Officer (1)

Robert Schleizer	2018	$100,000	(b)	$—	$—	$—	$—	$100,000
Chief Financial Officer (2)

Anthony C. Schnur (3) (6)	2018	$78,653		$—	$11,000	$—	$93,000 (c)	$182,653
Former Chief Executive Officer	2017	$290,000		$100,000	$25,000	$—	$—	$415,000

Paul A. Pinkston (4)	2018	$21,135		$—	$6,250	$—	$—	$27,385
Former Chief Accounting Officer	2017	$110,000		$30,000	$31,250	$—	$—	$171,250

Kenneth R. Sanders (5)
Former Chief Operating Officer	2017	$180,000		$60,000	$56,250	$—	$—	$296,250

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

(a)

Includes $105,000 of fees paid to McClowd Dynamics, Ltd., an entity which Mr. Azar owns and controls.

(b)

Mr. Schleizer is the managing partner of BlackBriar Advisors, LLC (“BlackBriar”). In addition to financial management, Blackbriar provides accounting, treasury, administrative and financial reporting services to the Company. Total fees paid by the Company to BlackBriar during the year ended March 31, 2018 were $180,000. $60,000 was paid to Mr. Schleizer by Enerjex Resources in connection with the Service Agreement with the Company which Service Agreement was terminated effective December 4, 2017.

(c)

Represents payments made under the Release, described below, including stock consideration.

(1)

From June 2, 2017 to May 25, 2018, Mr. Richard N. Azar II served as first Interim Chief Executive Officer (through January 9, 2018) and then Chief Executive Officer of the Company. On December 28, 2017, the Board of Directors of Camber Energy, Inc. (the “Company”), approved compensation of $10,000 per month to Richard N. Azar II, the Interim Chief Executive Officer (“CEO”), for services which he rendered over the last seven months of calendar 2017, and compensation of $35,000 per month beginning in January 2018, for future services as CEO, which services as CEO were terminated in May 2018. Effective on June 21, 2018, Mr. Azar resigned as a member of the Board of Directors.

(2)

Mr. Schleizer has served as Chief Financial Officer (beginning as Interim Chief Financial Officer) since June 2, 2017, as a member of the Board of Directors since October 6, 2017, and as Treasurer of the Company since, January 9, 2018.

75

(3)

During the year ended March 31, 2017, Mr. Schnur was paid a cash salary of $290,000. Mr. Schnur was issued a net of 466 shares of common stock under the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) after the payment of taxes. The Company recorded $20,000 for shares issued to Mr. Schnur. Effective on June 2, 2017, Anthony C. Schnur resigned as Chief Executive Officer and as a member of the Board of Directors of the Company.

(4)

During the year ended March 31, 2017, Mr. Pinkston was paid a cash salary of $110,000. Mr. Pinkston was issued a net of 573 shares of common stock under the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) after the payment of taxes. During the year ended March 31, 2018, Mr. Pinkston was issued a net of 663 shares of common stock after the payment of taxes under the 2014 Plan. The Company recorded $25,000 for shares issued to Mr. Pinkston. Mr. Pinkston, tendered his resignation as the Company’s Chief Accounting Officer and principal financial officer and principal accounting officer on May 23, 2017, to be effective as of June 8, 2017.

(5)

During the year ended March 31, 2017, Mr. Sanders was paid a cash salary of $290,000. Mr. Sanders was issued a net of 1,041 shares of common stock under the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) after the payment of taxes. During the year ended March 31, 2018, Mr. Schnur was issued a net of 805 shares of common stock after the payment of taxes under the 2014 Plan, as compensation. The Company recorded $56,250 for shares issued to Mr. Sanders. Effective April 26, 2017, Mr. Sanders, the Company’s Chief Operating Officer, left the Company, effective immediately, based on a mutual decision with the Company’s Board of Directors.

(6)

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

In connection with the departure of Mr. Anthony C. Schnur as Chief Executive Officer and director of the Company effective June 2, 2017, the Company entered into a Severance Agreement and Release with Mr. Schnur (the “Release”), whereby (i) his employment agreement with the Company was terminated, (ii) he entered into a mutual release with the Company; (iii) the Company agreed to issue him 4,800 shares of unregistered common stock (to be issued in installments of 400 per month)(the “Settlement Shares”) and a monthly cash payment of $14,000 for twelve months; and (iv) he was granted reimbursement of the payment of his COBRA premiums through (a) the one year anniversary of the termination or (b) until he is eligible to participate in the health insurance plan of another employer, whichever is sooner, and provided that the amount of such health benefits shall reduce his monthly cash payment. On January 11, 2018, and effective as of the original date of the Release, the Company and Mr. Schnur entered into a First Amendment to Severance Agreement and Release (the “Release Amendment”), whereby the terms of the Release were changed to provide for among other things, the payment of $49,000 on or before January 12, 2018; $15,000 on or before the 15th of each month from February 2018 to July 2018; and $19,000 on or before August 15, 2018, and further provided for the issuance of the entire amount of the Settlement Shares within five days of the later of the date the Company’s stockholders approved the issuance of the Settlement Shares and the date the NYSE American approved the issuance of such shares. The Settlement Shares were issued in February 2018.

Service Agreement

On April 27, 2017, we entered into a service agreement (the “Service Agreement”), effective on May 1, 2017, with Enerjex Resources (“Enerjex”), whose CEO at the time was Louis G. Schott, our current Interim Chief Executive Officer and director, to outsource the management of our back-office functions for a fixed monthly fee. Under the terms of the Service Agreement, Enerjex was responsible for performing all back-office services for the Company, including all data entry and bookkeeping, financial reporting, management reporting, reserve reporting, SEC compliance, audits, filings, and any other services required to maintain the Company’s good standing with all local, state, and federal laws. Enerjex was not responsible for any field operations, including drilling, operating or maintaining any wells or leases, of the Company under the terms of the Service Agreement. Enerjex received a fee of $150,000 per month for services rendered, plus any pre-approved out-of-pocket travel expenses. The monthly fee could be reduced to the extent the Company retained employees to perform certain of the functions contemplated to be performed by Enerjex. Effective December 4, 2017, Enerjex and the Company mutually agreed to terminate the Service Agreement. Robert Schleizer, who was appointed as the Interim Chief Financial Officer and principal accounting officer of the Company on June 2, 2017, was compensated through the fees paid by the Company under the Services Agreement. Mr. Schott as personally paid $192,500 under the service agreement.

Consulting Agreement; and Separation and Release Agreement

Consulting Agreement with Richard N. Azar II (Terminated)

On August 29, 2016, we entered into a Consulting Agreement with Mr. Azar to serve as the Chairman of the Company. Pursuant to the Consulting Agreement, Mr. Azar agreed to provide services to us in his role as Chairman of the Company as customarily performed by a Chairman of a public company and as requested by the Board of Directors from time to time. The term of the agreement was for one year (the “Initial Term”); provided that the agreement automatically extended for additional one year periods after the Initial Term (each an “Automatic Renewal Term” and the Initial Term together with all Automatic Renewal Terms, if any, the “Term”), subject to the Renewal Requirements (described below), in the event that neither party provided the other written notice of their intent not to automatically extend the term of the agreement at least 30 days prior to the end of the Initial Term or any Automatic Renewal Term. The Term could only be extended for an Automatic Renewal Term, provided that (i) Mr. Azar was re-elected to the Board of Directors at the Annual Meeting of Stockholders of the Company immediately preceding the date that such Automatic Renewal Term begins; and (ii) the Board of Directors affirmed his appointment as Chairman for the applicable Automatic Renewal Term (or fails to appoint someone else as Chairman prior to such applicable Automatic Renewal Term)(the “Renewal Requirements”). The agreement was to expire immediately upon the earlier of: (i) the date upon which Mr. Azar no longer served as Chairman; and (ii) any earlier date requested by either (1) the Company (as evidenced by a vote of a majority of the Board of Directors (excluding Mr. Azar) at a meeting of the Board of Directors), or (2) Mr. Azar (as evidenced by written notice to the Board of Directors). Additionally, we could terminate the agreement immediately and without prior notice if Mr. Azar was unable or refuses to perform the services required of him under the agreement, and either party could terminate the agreement immediately and without prior notice if the other party was in breach of any material provision of the agreement. We agreed to pay Mr. Azar $100,000 per year during the term of the agreement, subject to annual reviews by the Compensation Committee, after the first year. Mr. Azar agreed to not compete against us, unless approved in writing by the Board of Directors, during the term of the agreement.

On May 16, 2017, Mr. Azar resigned as Chairman and in connection with that action, on May 23, 2017, the Consulting Agreement with Mr. Azar was terminated.

Separation and Release Agreement with Mr. Azar

Effective on May 25, 2018, Richard N. Azar II resigned as Chief Executive Officer of the Company. Effective on the same date, we entered into a Separation and Release Agreement (the “Separation Agreement”) with Mr. Azar, our then Chief Executive Officer. Pursuant to the Separation Agreement, Mr. Azar agreed to resign from the Company as Chief Executive Officer effective May 25, 2018, and to release the Company from claims in connection with various employment related statutes and laws and the Company agreed to pay him a severance payment of $150,000, payable in three installments of $50,000 each, on June 1, 2018, July 2, 2018 and August 1, 2018, and to grant him warrants to purchase 1,000,000 shares of the Company’s common stock (the “Warrants”), at an exercise price of $0.39 per share, equal to the closing stock price of the Company’s common stock on the date the Severance Agreement was agreed to by the parties, the exercise of which Warrants are subject to approval by the NYSE American of the additional listing of the shares of common stock issuable upon exercise thereof, and to the extent required by the rules of the NYSE American, the approval of the shareholders of the Company of the issuance of the shares of common stock issuable upon exercise thereof.

Effective on June 21, 2018, Mr. Azar resigned as a member of the Board of Directors.

Engagement Agreement

Effective upon Mr. Azar’s resignation, the Board of Directors of the Company appointed Mr. Louis G. Schott as Interim Chief Executive Officer of the Company. In connection with Mr. Schott’s appointment as Interim Chief Executive Officer of the Company, the Company entered into an engagement letter with Fides Energy LLC (“Fides”). Pursuant to the letter, Fides agreed to supply Mr. Schott’s services to the Company as Interim Chief Executive Officer and we agreed to pay Fides $25,000 per month for the use of Mr. Schott’s services. The agreement can be terminated by either party with 90 days’ notice and terminates automatically upon the death of Mr. Schott. Pursuant to the agreement, Mr. Schott is also eligible to receive bonus compensation at the discretion of the Board of Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None of our Named Executive Officers had any stock options or stock awards outstanding as of March 31, 2018.

DIRECTOR COMPENSATION

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended March 31, 2018.

Name	Fees Earned or Paid in Cash ($)*	Option Awards ($)	All Other Compensation ($)	Total ($)
Richard N. Azar II (1)	$—	$—	$—	$—
Alan W. Dreeben (2)	$—	$—	$—	$—
Robert D. Tips (2)	$—	$—	$—	$—
Fred S. Zeidman (3)	$—	$—	$—	$—
Robert Schleizer (4)	$—	$—	$—	$—
Donnie B. Seay (4)	$—	$—	$—	$—

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

78

(1)

Mr. Azar did not receive any additional compensation for his services on the Board of Directors separate than the amount he was paid for services as an officer of the Company as disclosed above. Effective on June 21, 2018, Mr. Azar resigned as a member of the Board of Directors.

(2)

Effective October 6, 2017, Alan W. Dreeben and Robert D. Tips resigned as members of the Board of Directors of the Company (the “Resignations”). Such Resignations were not in connection with a disagreement with the Company or in connection with any matter relating to the Company’s operations, policies or practices.

(3)

Mr. Zeidman resigned as a member of the Board of Directors on August 7, 2017 and was re-appointed as a member of the Board of Directors on January 11, 2018.

(4)

Effective October 6, 2017, Robert Schleizer and Donnie B. Seay, were appointed as members of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who is known by the Company to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our current executive officers and directors as a group, as of June 28, 2018.

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

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common stock. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 4040 Broadway, Suite 425, San Antonio, Texas 78209.

Stockholder	Number of Shares of Common Stock	Percent of Common Stock(#)	Number of Shares of Series B Convertible Preferred Stock	Percent of Series B Preferred Stock (#)	Total Voting Shares	Percent of Voting Stock(#)
Executive Officers and Directors
Louis G. Schott	—	—%	—	—%	—	—%
Robert Schleizer	—	—%	—	—%	—	—%
Fred S. Zeidman	—	—%	—	—%	—	—%
Donnie B. Seay	49,916	*%	—	—%	49,916	*%

All Executive Officers and Directors as a Group (Four Persons)	49,916	*%	—	—%	49,916	*%

Greater than 5% Shareholders

None.

* Indicates beneficial ownership of less than 1% of the outstanding common stock.

(#)Each share of Series B Convertible Preferred Stock converts into common stock on approximately a 0.2857-to-1 basis. Each share of Series B Convertible Preferred Stock votes on a one-for-one basis with the common stock on all shareholder matters. The percentages above assume the conversion of the Series B Convertible Preferred Stock into common stock pursuant to SEC guidelines and do not separately take into account the voting rights of the Series B Convertible Preferred Stock.

Camber Incentive Compensation Plans

Shareholders approved an amendment to the Company’s Amended and Restated 2014 Stock Incentive Plan (the “Amended and Restated Plan”) at the annual shareholder meeting held on March 22, 2017. The amendment increased by 36,200 shares (to 40,000 shares) the number of shares of common stock available under the Amended and Restated Plan, which are eligible to be issued as part of awards to officers, directors, employees, contractors and consultants for services provided to the Company. Shares issuable under the Amended and Restated Plan were registered on Form S-8 registration statement that was filed with the SEC on March 29, 2017. The NYSE American approved the additional listing of the 36,200 shares on May 26, 2017.

The Company’s shareholders approved the Lucas Energy, Inc. Amended and Restated 2014 Stock Incentive Plan (the “Amended Plan”) at the annual shareholder meeting held on March 29, 2016. The Amended Plan provided an increase by 2,200 shares (to 3,800 shares), the number of shares reserved for issuance under such Amended Plan; and amended the definition of “Eligible Person” under the Amended Plan to exclude “instances where services are in connection with the offer or sale of securities in a capital-raising transaction, or they directly or indirectly promote or maintain a market for the Company’s securities”. Shares issuable under the Amended Plan were registered on Form S-8 registration statement that was filed with the SEC on April 13, 2016. The NYSE American approved this listing application for the shares issuable under the Amended Plan on April 7, 2016.

The Company shareholders approved the Lucas Energy, Inc. 2014 Stock Incentive Plan (“2014 Incentive Plan”) at the annual shareholder meeting held on February 13, 2014. The 2014 Incentive Plan provides the Company with the ability to offer (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing, to employees, consultants and contractors as provided in the 2014 Incentive Plan. Shares issuable under the 2014 Incentive Plan were registered on a Form S-8 registration statement that was filed with the SEC on May 15, 2014. The NYSE American approved this listing application for the shares issuable under the 2014 Incentive Plan on May 22, 2014.

The Company shareholders approved the Lucas Energy, Inc. 2012 Stock Incentive Plan (“2012 Incentive Plan”) at the annual shareholder meeting held on December 16, 2011. The 2012 Incentive Plan provides the Company with the ability to offer (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing, to employees, consultants and contractors as provided in the 2012 Incentive Plan. Shares issuable under the 2012 Incentive Plan were registered on a Form S-8 registration statement that was filed with the SEC on January 27, 2012. The NYSE American approved this listing application for the shares issuable under the 2012 Incentive Plan on December 28, 2011.

The Company shareholders approved the Lucas Energy, Inc. 2010 Long Term Incentive Plan (“2010 Incentive Plan” or “2010 Plan”) at the annual shareholder meeting held on March 30, 2010. The 2010 Incentive Plan provides the Company with the ability to offer (1) incentive stock options, (2) non-qualified stock options, and (3) restricted shares (i.e., shares subject to such restrictions, if any, as determined by the Compensation Committee or the Board) to employees, consultants and contractors as performance incentives. Shares issuable under the 2010 Incentive Plan were registered on Form S-8 registration statement that was filed with the SEC on April 23, 2010. The NYSE American approved this listing application for the shares issuable under the 2010 Incentive Plan on May 6, 2010.

Under the 2010 Incentive Plan, 1,440 shares of the Company’s common stock are authorized for initial issuance or grant, under the 2012 Incentive Plan, 2,400 shares of the Company’s common stock are authorized for initial issuance or grant, and under the 2014 Incentive Plan, as amended, 40,000 shares of the Company’s common stock are authorized for issuance or grant. As of March 31, 2017, there were an aggregate of 5 shares available for issuance or grant under the 2010 Incentive Plan, 120 securities were available for issuance or grant under the 2012 Incentive Plan and an aggregate of approximately 36,469 securities were available for issuance or grant under the 2014 Incentive Plan as amended for future issuances and grants, respectively. The number of securities available under the 2010, 2012 and 2014 Plans is reduced one for one for each security delivered pursuant to an award under the Plans. Any issued or granted security that becomes available due to expiration, forfeiture, surrender, cancellation, termination or settlement in cash of an award under the Incentive Plans may be requested and used as part of a new award under the Plans.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding those in column (a))
Equity compensation plans approved by the security holders	78	$1,293.75	36,594
Equity compensation plans not approved by the security holders	—	—	—
Total	78	$1,293.75	36,594

(a)	Includes any compensation plan and individual compensation arrangement of the Company under which equity securities of the Company are authorized for issuance to employees, or non-employees including directors, consultants, advisors, vendors, customers, suppliers or lenders in exchange for consideration in the form of goods or services, as of March 31, 2018.
(b)	Includes the weighted average exercise price of outstanding options, warrants, and rights identified in (a).

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

On April 11, 2016, we, Target Alliance London Limited (“TALL”), and Silver Star Oil Company (“Silver Star”), entered into an Assignment, Assumption and Amendment to Line of Credit and Notes Agreement (the “Assignment Agreement”). Pursuant to the Assignment Agreement, Silver Star assigned its rights under that certain Non-Revolving Line of Credit Agreement dated August 30, 2015 and effective August 28, 2015 (the “Line of Credit”) and ownership of a $200,000 Convertible Promissory Note issued by us to Silver Star thereunder dated February 10, 2016, to be effective on February 8, 2016 (the “February Note”), to TALL in consideration for $200,000. Additionally, Silver Star provided us a release from any liability in connection with the Line of Credit and prior Convertible Promissory Notes issued to Silver Star by us. The Assignment Agreement also amended the Line of Credit and terms of any future Convertible Promissory Notes issued thereunder, to (a) decrease the total amount available for borrowing under the Line of Credit to $1.8 million (previously we had the right to borrow up to $2.4 million thereunder), unless the parties mutually agreed to provide for loans of up to $2.4 million (provided that only $1 million was borrowed under the Line of Credit); (b) increased the monthly advance limit under the Line of Credit from $200,000 to $250,000 per month; (c) increased the conversion price of any future notes issued under the Line of Credit to $81.25 per share (previously the conversion price was $37.50 per share, provided that the conversion price of the February Note remained at $37.50 per share); (d) amended the requirements for us to seek stockholder approval of the issuance of shares of common stock upon conversion of the notes to require us to seek stockholder approval at the same time as we seek stockholder approval for the shares issuable pursuant to the terms of our December 2015 Asset Purchase Agreement; (e) ratified the addition of a 9.99% ownership blocker to the February Note and any future notes issued under the Line of Credit; and (f) formally removed certain transaction approval rights under the Line of Credit which previously required us to receive approval of Silver Star in the event we desired to enter into certain transactions outside the usual course of business.

The Assignment Agreement also extended the due date of the February Note and all future notes issued under the Line of Credit to April 11, 2017. As additional consideration for TALL agreeing to the terms of the Assignment Agreement, we agreed, subject to NYSE American listing approval and where applicable stockholder approval under applicable NYSE American rules and regulations, to grant TALL warrants to purchase 2,062 shares of common stock at an exercise price of $81.25 per share, for each $250,000 loaned pursuant to the terms of the amended Line of Credit. Finally, the Assignment Agreement provided that the sale of all securities issued or granted pursuant to the Line of Credit and all future notes issued thereunder would be subject to that certain April 6, 2016 (a) Securities Purchase Agreement and (b) Stock Purchase Agreement, entered into between the Company and an accredited investor, as described by the Company in its Current Report on Form 8-K filed with the SEC on April 7, 2016, including a restriction on the Company selling not more than $250,000 per month in private placements of securities, subject to all such securities being restricted for a period of six months from their issuance date. The February Note has since been fully converted into common stock.

We issued a Convertible Promissory Note to Debra Herman, an assignee of HFT Enterprises, LLC (“HFT”) under a March 29, 2016, Convertible Promissory Note Purchase Agreement, which Mrs. Herman became party to pursuant to a joinder agreement, in the amount of $150,000 (the “Convertible Note”). The Convertible Note was due and payable on April 26, 2017, accrued interest at the rate of 6% per annum (15% upon the occurrence of an event of default), and allowed the holder thereof the right to convert the principal and interest due thereunder into common stock of the Company at a conversion price of $37.50 per share. The Convertible Note has since been fully converted into common stock.

We also granted to Debra Herman, as an assignee of HFT, warrants to purchase 4,971 shares of common stock with an exercise price of $37.50 per share. The warrants were granted to Mrs. Herman pursuant to the terms of a joinder agreement entered into between the parties. No warrants are due to HFT.

On August 25, 2016, the Company, as borrower, and Richard N. Azar II, our former Chief Executive Officer and former director, and who also received the largest number of securities and cash in connection with the closing of the Acquisition (“Azar”), Donnie B. Seay, our current director, Richard E. Menchaca, RAD2, DBS Investments, Ltd. (“DBS”, controlled by Mr. Seay) and Saxum Energy, LLC (“Saxum”, which is controlled by Mr. Menchaca), as guarantors (collectively, the “Guarantors”, all of which were directly or indirectly Sellers), and IBC, as Lender (“Lender”), entered into a Loan Agreement.

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

The amount owed under the note is secured by a Security Interest in substantially all of our assets and properties, pursuant to three Security Agreements. Also, each of the Guarantors guaranteed the repayment of a portion of the Loan Agreement pursuant to a Limited Guaranty Agreement. Additionally, in connection with the parties’ entry into the Loan Agreement and to further secure amounts due thereunder, certain of the Guarantors pledged shares of common stock which they received at the closing to the Lender, with RAD2 pledging 124,824 shares of common stock; DBS pledging 37,437 shares of common stock; and Saxum pledging 26,936 shares of common stock.

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

The Company agreed to pay the Lender a loan finance charge of $400,000 in connection with its entry into the Loan Agreement, with half due on the date the Company entered into the Loan Agreement and half due on or before the 180th day following the date of the Loan Agreement. As further consideration for agreeing to the terms of the Loan, the Company agreed to issue the Lender 15,612 shares of common stock. The Company recognized a $2.8 million note discount related to these transactions and other debt issuance costs and will amortize the discount and debt issuance costs over the term of the note.

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

Effective January 31, 2017, we borrowed $1,000,000 from Alan Dreeben, one of our then directors, pursuant to a short-term promissory note. The short-term promissory note had a principal balance of $1,050,000 (the $1,000,000 principal amount borrowed plus a $50,000 original issue discount), accrued interest at 6% per annum, had a maturity date of January 31, 2018, and contained standard and customary events of default. As additional consideration for Mr. Dreeben agreeing to make the loan, we issued Mr. Dreeben 1,600 restricted shares of common stock. The note is secured by a deed of trust on certain of our properties. The January 31, 2017 note was repaid in full in November 2017.

On June 12, 2017, the Company received the initial tranche of $400,000 in connection with the Vantage Agreement. In exchange for the cash received, the Company assigned its interest held in Camber Permian in the undeveloped Arrowhead oil and gas property, with a book value of $114,500, to Vantage and granted warrants to purchase 64,000 shares of the Company’s common stock (see further discussion of these warrants in Note 10). The Company recorded a gain of $1,195 as a result of this assignment that was recorded in loss on sale of property and equipment as of March 31, 2018.

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

Director Independence

During the year ended March 31, 2018, the Board determined that 50% of the Board is independent under the definition of independence and in compliance with the listing standards of the NYSE American listing requirements. Based upon these standards, the Board has determined that Mr. Seay and Mr. Zeidman are “independent” members of the Board of Directors as defined in Section 803(A) of the NYSE American Company Guide. Mr. Schott and Mr. Schleizer are not “independent” due to their status as officers of the Company (see “Item 10. Directors, Executive Officers and Corporate Governance”).

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Our Audit Committee of the Board of Directors approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Audit Fees

The aggregate fees billed by our independent auditors, GBH CPAs for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K for the years ended March 31, 2018 and 2017, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters ending June 30, September 30, and December 31, 2018 and 2017, were:

	2018	2017
GBH CPAs, PC	$140,500	$158,701

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

CAMBER ENERGY, INC.

BY: /s/ Louis G. Schott

Louis G. Schott

Interim Chief Executive Officer

(Principal Executive Officer)

Dated: July 2, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis G. Schott Louis G. Schott	Interim Chief Executive Officer (Principal Executive Officer)	July 2, 2018
/s/ Robert Schleizer Robert Schleizer	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	July 2, 2018
/s/ Fred S. Zeidman Fred S. Zeidman	Director	July 2, 2018
/s/ Donnie B. Seay Donnie B. Seay	Director	July 2, 2018

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated December 30, 2015+ (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Company with the SEC on December 31, 2015)

2.2	First Amendment to Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated April 20, 2016 and effective April 1, 2016 (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on April 25, 2016, and incorporated herein by reference)(File No. 001-32508)

2.3	Second Amendment to Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated August 25, 2016 (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

2.4	Third Amendment to Asset Purchase Agreement by and among the Company, as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated August 25, 2016 (Filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2017, and incorporated herein by reference)(File No. 001-32508)

2.5	Assignment of Membership Interest dated November 1, 2017, by and between Camber Energy, Inc. and Arkose Lease Partners, L.L.C. (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on January 24, 2018 and incorporated herein by reference) (File No. 001-32508)

3.1	Amended and Restated Certificate of Designation of Lucas Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on August 25, 2016 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

3.2	Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on August 25, 2016 (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

3.3	Certificate of Formation of Camber Permian LLC (Filed as Exhibit 3.9 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)

3.4	LLC Agreement for Camber Permian LLC (Filed as Exhibit 3.10 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)

3.5	Certificate of Formation of LEI Operating LLC (Filed as Exhibit 3.11 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)

3.6	Certificate of Amendment to Certificate of Formation of LEI Operating amending the Company’s name to “CEI Operating LLC” (Filed as Exhibit 3.12 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)

3.7	LLC Agreement for CEI Operating LLC (Filed as Exhibit 3.13 to the Company’s Registration Statement on Form S-3, filed with the Commission on February 24, 2017, and incorporated herein by reference)(File No. 333-216231)

3.8	Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of our authorized shares of common stock from 200,000,000 to 500,000,000, as filed with the Secretary of State of Nevada on January 10, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on January 12, 2018 and incorporated herein by reference) (File No. 001-32508)

3.9	Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on March 1, 2018, and effective March 5, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on March 2, 2018 and incorporated herein by reference) (File No. 001-32508)

3.10	Amended and Restated Bylaws (effective March 29, 2016) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

4.1	Form of Redeemable Convertible Subordinated Debenture (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

4.2	Form of Common Stock Purchase First Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

10.1	Letter Loan Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.2	Amended Letter Loan Agreement (Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.1 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)

10.3	Promissory Note ($7.5 million)(Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.4	Amended and Restated Promissory Note ($7,308,817.32)(Louise H. Rogers)(April 29, 2014) (Filed as Exhibit 10.2 to our Current Report on Form 8-K, dated April 29, 2014, and filed with the Commission on May 1, 2014 and incorporated herein by reference)(File No. 001-32508)

10.5	Security Agreement (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.6	Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement, and Fixture Filing (Louise H. Rogers)(August 13, 2013) (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Commission on August 14, 2013, and incorporated herein by reference)(File No. 001-32508)

10.7	Second Amended Letter Loan Agreement (Louise H. Rogers)(November 13, 2014) (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015)(File No. 001-32508)

10.8	Second Amended and Restated Promissory Note ($7,058,964.65)(Louise H. Rogers)(November 13, 2014) (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2015)(File No. 001-32508)

10.9	Letter Agreement between Lucas Energy, Inc. and Louise H. Rogers dated February 23, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2015)(File No. 001-32508)

10.10	Amendment dated August 12, 2015, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)(File No. 001-32508)

10.11	Amendment Dated August 28, 2015 to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both Dated November 13, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2015)(File No. 001-32508)

10.12	Amendment Dated December 14, 2015, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.13	Assignment and Bill of Sale dated December 2015, by and between Lucas Energy, Inc. and CATI Operating LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.14	Assignment, Novation, and Assumption Agreement dated December 16, 2015, by and between Lucas Energy, Inc., CATI Operating LLC and Louise H. Rogers (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2015)(File No. 001-32508)

10.15	Form of Debenture Securities Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2016, and incorporated herein by reference)(File No. 001-32508)

10.16	Form of Preferred Stock Purchase Agreement (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2016, and incorporated herein by reference)(File No. 001-32508)

10.17	Form of First Amendment to Stock Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 2, 2016, and incorporated herein by reference)(File No. 001-32508)

10.18	$1 million Promissory Note dated August 15, 2016 and effective August 25, 2016, by CATI Operating, LLC in favor of Louise H. Rogers (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2016, and incorporated herein by reference)(File No. 001-32508)

10.19	Ownership Interest Pledge Agreement dated August 15, 2016 and effective August 25, 2016, by Lucas Energy, Inc. in favor of Louise H. Rogers (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2016, and incorporated herein by reference)(File No. 001-32508)

10.20	Loan Guaranty Agreement dated August 15, 2016 and effective August 25, 2016, by Lucas Energy, Inc. in favor of Louise H. Rogers (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2016, and incorporated herein by reference)(File No. 001-32508)

10.21	Assignment of Overriding Royalty Interest dated August 15, 2016 and effective August 25, 2016, by CATI Operating, LLC in favor of Robertson Global Credit, LLC (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2016, and incorporated herein by reference)(File No. 001-32508)

10.22***	Loan Agreement dated August 25, 2016, between Lucas Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as guarantors, and International Bank of Commerce, as lender (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.23	Real Estate Lien Note dated August 25, 2016, by Lucas Energy, Inc., as borrower in favor of International Bank of Commerce, as lender (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.24	Security Agreements dated August 25, 2016 by Lucas Energy, Inc. in favor of International Bank of Commerce (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.25	Form of Limited Guaranty Agreement in favor of International Bank of Commerce dated August 25, 2016 (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.26	Second Amendment to Stock Purchase Agreement dated September 29, 2016 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2016, and incorporated herein by reference)(File No. 001-32508)

10.27	Amendment Dated October 31, 2016, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Lucas Energy, Inc. and Louise H. Rogers (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.28	Form of Third Amendment to Stock Purchase Agreement dated November 17, 2016 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2016, and incorporated herein by reference)(File No. 001-32508)

10.29	Amendment dated January 31, 2017, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Camber Energy, Inc. and Louise H. Rogers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2017)(File No. 001-32508)

10.30	Short Term Promissory Note ($1,050,000) by Camber Energy, Inc. in favor of Alan Dreeben dated January 31, 2017 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on February 6, 2017 and incorporated herein by reference)(File No. 001-32508)

10.31	Amendment Dated March 31, 2017, to the Second Amended Letter Loan Agreement and the Second Amended Promissory Note, both dated November 13, 2014, by and between Camber Energy, Inc. and Louise H. Rogers (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2017 and incorporated herein by reference)(File No. 001-32508)

10.32***	Service Agreement, dated as of April 27, 2017 and effective May 1, 2017, by and between Camber Energy, Inc. and Enerjex Resources (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 1, 2017 and incorporated herein by reference)(File No. 001-32508)

10.33***	Severance Agreement and Release between Anthony C. Schnur and the Company dated June 2, 2017 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on June 6, 2017 and incorporated herein by reference)(File No. 001-32508)

10.34***	Termination Agreement dated May 23, 2017, between Camber Energy, Inc. and Richard N. Azar, II (Filed as Exhibit 10.52 to the Company’s Annual Report on Form 8-K for the year ended March 31, 2017, filed with the Commission on July 14, 2017 and incorporated herein by reference)(File No. 001-32508)

10.35	Funding Agreement with Vantage Fund, LLC dated June 7, 2017 and effective August 2, 2017 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on August 11, 2017 and incorporated herein by reference)(File No. 001-32508)

10.36	Assignment dated August 2, 2017 to Vantage Fund, LLC (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on August 11, 2017 and incorporated herein by reference)(File No. 001-32508)

10.37	Warrant to Purchase 64,000 Shares of Common Stock granted to Vantage Fund, LLC, dated August 2, 2017 (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on August 11, 2017 and incorporated herein by reference)(File No. 001-32508)

10.38	Form of Stock Purchase Agreement relating to the purchase of $16 million in shares of Series C Redeemable Convertible Preferred Stock dated October 5, 2017 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on October 5, 2017 and incorporated herein by reference)(File No. 001-32508)

10.39	Letter Agreement dated November 9, 2017, between Camber Permian LLC, NFP Energy LLC and Fortuna Resources Permian, LLC (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on November 15, 2017 and incorporated herein by reference) (File No. 001-32508)

10.40	Assignment, Bill of Sale and Conveyance to Fortuna Resources Permian, LLC dated November 9, 2017 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on November 15, 2017 and incorporated herein by reference) (File No. 001-32508)

10.41	Assignment of Overriding Royalty Interest from CATI Operating, LLC, as assignor, to Louise Herrington Ornelas Trust, as assignee, effective December 13, 2017 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on January 24, 2018 and incorporated herein by reference) (File No. 001-32508)

10.42	Release of Mortgage, Deed of Trust, Assignment, Security Agreement, Financing Statement, and Fixture Filing between CATI Operating, LLC and Sharon E. Conway, Trustee for the benefit of Louise H. Rogers dated December 15, 2017 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on January 24, 2018 and incorporated herein by reference) (File No. 001-32508)

10.43	Extension Agreement between Camber Energy, Inc. and International Bank of Commerce relating to the August 30, 2017 payment (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on January 30, 2018 and incorporated herein by reference) (File No. 001-32508)

10.44	Extension and/or Modification and Release Agreement Commercial Indebtedness effective September 30, 2017, by Camber Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as pledgors, and International Bank of Commerce, as lender (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on January 30, 2018 and incorporated herein by reference) (File No. 001-32508)

10.45	Extension and/or Modification and Release Agreement Commercial Indebtedness effective October 30, 2017, by Camber Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as pledgors, and International Bank of Commerce, as lender (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on January 30, 2018 and incorporated herein by reference) (File No. 001-32508)

10.46	Extension and/or Modification and Release Agreement Commercial Indebtedness effective November 30, 2017, by Camber Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as pledgors, and International Bank of Commerce, as lender (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on January 30, 2018 and incorporated herein by reference) (File No. 001-32508)

10.47	Extension and/or Modification and Release Agreement Commercial Indebtedness effective December 30, 2017, by Camber Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as pledgors, and International Bank of Commerce, as lender (Filed as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2017, filed with the Commission on February 14, 2018 and incorporated herein by reference) (File No. 001-32508)

10.48	Form of Amendment to Stock Purchase Agreement dated March 2, 2018 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on March 5, 2018 and incorporated herein by reference) (File No. 001-32508)

10.49***	Separation and Release Agreement between Camber Energy, Inc. and Richard N. Azar II dated May 25, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

10.50***	Common Stock Purchase Warrant granted to Richard N. Azar II dated May 25, 2018 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

10.51***	Engagement Letter with Fides Energy LLC/Louis G. Schott dated May 25, 2018 (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

21.1*	Subsidiaries

23.1*	Consent of GBH CPAs, PC

23.2*	Consent of Graves & Co. Consulting LLC

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer

31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer

32.2**	Section 906 Certification of Periodic Report of Principal Financial Officer

99.1*	Report of Graves & Co. Consulting LLC

99.2	Charter of the Audit and Ethics Committee (Filed as Exhibit 14.3 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009 and incorporated herein by reference)

99.3	Charter of the Compensation Committee (Filed as Exhibit 14.5 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009 and incorporated herein by reference)

99.4	Charter Of The Nominating And Corporate Governance Committee (Filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2013, filed with the Commission on June 28, 2013, and incorporated herein by reference)

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.LAB	XBRL Label Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.

*101.DEF	XBRL Definition Linkbase Document

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