Form 10-Q
period 2018-06-30
CAMBER ENERGY, INC.
filed 2018-08-14
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32508

CAMBER ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2660243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1415 Louisiana, Suite 3500, Houston, Texas 77002

(Address of principal executive offices)             (Zip Code)

(210) 998-4035

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	40,046,922 (as of August 13, 2018)

CAMBER ENERGY, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2018	2018
ASSETS
Current Assets
Cash	$420,655	$760,317
Restricted Cash	217,914	26,834
Accounts Receivable	682,982	646,891
Other Current Assets	—	228,733
Total Current Assets	1,321,551	1,664,775

Property and Equipment
Oil and Gas Properties - Subject to Amortization	62,598,160	61,082,526
Oil and Gas Properties - Not Subject to Amortization	28,013,365	28,016,989
Other Property and Equipment	1,570	1,570
Total Property and Equipment	90,613,095	89,101,085
Accumulated Depletion, Depreciation and Amortization	(77,412,088)	(76,555,506)
Total Property and Equipment, Net	13,201,007	12,545,579
Other Assets	198,519	57,510
Total Assets	$14,721,077	$14,267,864

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$3,895,994	$2,972,261
Common Stock Payable	200,000	200,000
Accrued Expenses	1,579,762	1,140,730
Convertible Debt, Net of Discount	271,153	247,403
Current Portion of Long-Term Notes Payable, Net of Discount	35,920,526	35,691,567
Total Current Liabilities	41,867,435	40,251,961

Asset Retirement Obligations	985,365	979,159
Derivative Liability	5	5
Total Liabilities	42,852,805	41,231,125

Commitments and Contingencies

Stockholders’ Deficit
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par, -0- Shares Issued and Outstanding	—	—
Preferred Stock Series B, 600,000 Shares Authorized of $0.001 Par, 408,508 and 408,508 Shares Issued and Outstanding, respectively, Liquidation Preference of $10,212,700	409	409
Preferred Stock Series C, 500,000 Shares Authorized of $0.001 Par, 1,091 and 1,132 Shares Issued and Outstanding, respectively, Liquidation Preference of $10,910,000	1	1
Common Stock, 500,000,000 Shares Authorized of $0.001 Par, 16,352,839 and 5,758,970 Shares Issued and Outstanding, respectively	16,353	5,759
Additional Paid-in Capital	143,059,669	141,424,282
Stock Dividends Distributable	3,165,559	2,467,910
Accumulated Deficit	(174,373,719)	(170,861,622)
Total Stockholders’ Deficit	(28,131,728)	(26,963,361)
Total Liabilities and Stockholders’ Deficit	$14,721,077	$14,267,864

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2018	2017
Operating Revenues
Crude Oil	$200,069	$458,039
Natural Gas	473,513	623,016
Natural Gas Liquids	1,021,114	821,750
Total Operating Revenues	1,694,696	1,902,805
Operating Expenses
Lease Operating Expenses	1,411,667	1,102,895
Severance and Property Taxes	82,760	84,864
Depreciation, Depletion, Amortization, and Accretion	327,200	572,041
Impairment of Oil and Gas Properties	531,657	775,374
Gain on Sale of Oil and Gas Properties	—	(1,195)
General and Administrative	1,883,049	1,448,938
Total Operating Expenses	4,236,333	3,982,917

Operating Loss	(2,541,637)	(2,080,112)

Other Expense (Income)
Interest Expense	965,296	931,563
Other Expense (Income), Net	5,164	37,303
Total Other Expense	970,460	968,866
Net Loss	$(3,512,097)	$(3,048,978)

Net Loss Per Common Share
Basic and Diluted	$(0.44)	$(2.80)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	9,501,394	1,217,043

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities
Net Loss	$(3,512,097)	$(3,048,978)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	327,200	572,041
Impairment of Oil and Gas Properties	531,657	775,374
Gain on Sale of Oil and Gas Properties	—	(1,195)
Share-Based Compensation	343,629	4,816
Amortization of Discount on Notes	252,709	275,935
Change in Fair Value of Derivative Liability	—	(15,171)
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	(36,091)	114,370
Other Current Assets	228,733	52,451
Accounts Payable and Accrued Expenses	617,963	855,561
Net Cash Used in Operating Activities	(1,246,307)	(414,796)

Investing Cash Flows
Cash Paid for Oil and Gas Property Development Costs	(763,266)	(647,154)
Cash paid for deposits	(141,009)	—
Proceeds from Sale of Oil and Gas Properties	—	400,000
Net Cash Used in Investing Activities	(904,275)	(247,154)

Financing Cash Flows
Proceeds from issuance of Preferred C Shares	2,000,000	—
Principal Repayments of Notes Payable	—	(707,854)
Net Cash Provided By (Used In) Financing Activities	2,000,000	(707,854)

Decrease in Cash, Cash Equivalents, and Restricted Cash	(150,582)	(1,369,804)
Cash, Cash Equivalents, and Restricted Cash at Beginning of the Period	789,151	2,389,761
Cash, Cash Equivalents, and Restricted Cash at End of the Period	$638,569	$1,019,957

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

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

The accompanying unaudited interim consolidated financial statements of Camber Energy, Inc. (“Camber” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Camber’s annual report filed with the SEC on Form 10-K for the year ended March 31, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2018 as reported in the Form 10-K have been omitted.

Effective on January 10, 2018, the Company filed with the Secretary of State of Nevada, a Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of the Company’s authorized shares of common stock, $0.001 per value per share, from 200,000,000 shares to 500,000,000 shares (the “Amendment”). The Amendment was previously approved by the Company’s stockholders at the 2018 annual meeting of stockholders held on January 9, 2018.

On March 1, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to effect a 1-for-25 reverse stock split of all outstanding common stock shares of the Company. The reverse stock split was effective on March 5, 2018. The effect of the reverse stock split was to combine each 25 shares of outstanding common stock into one new share, with no change in authorized shares or par value per share, and to reduce the number of common stock shares outstanding from approximately 103.5 million shares to approximately 4.1 million shares (prior to rounding). Proportional adjustments were made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans. The reverse stock split did not affect any shareholder’s ownership percentage of the Company’s common stock, except to the limited extent that the reverse stock split resulted in any shareholder owning a fractional share. Fractional shares of common stock were rounded up to the nearest whole share based on each holder’s aggregate ownership of the Company. All issued and outstanding shares of common stock, conversion terms of preferred stock, options and warrants to purchase common stock and per share amounts contained in the financial statements, in accordance with Staff Accounting Bulletin (SAB) TOPIC 4C, have been retroactively adjusted to reflect the reverse split for all periods presented.

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At June 30, 2018, the Company’s total current liabilities of $41.9 million exceeded its total current assets of $1.3 million, resulting in a working capital deficit of $40.6 million, while at March 31, 2018, the Company’s total current liabilities of $40.0 million exceeded its total current assets of $1.7 million, resulting in a working capital deficit of $38.6 million. The $2.0 million increase in the working capital deficit is primarily due to its loss from operations.

The Company has entered into the following transactions to address liquidity and going concern issues:

On December 30, 2015, the Company entered into an Asset Purchase Agreement (as amended from time to time, the “Asset Purchase Agreement”) to acquire, from twenty-three different entities and individuals (the “Sellers”), working interests in producing properties and undeveloped acreage (the “Acquisition”), which acquisition transaction was completed on August 25, 2016. The assets acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region. In connection with the closing of the acquisition, the Company assumed approximately $30.6 million of commercial bank debt, issued 520,387 shares of common stock to certain of the Sellers, issued 552,000 shares of Series B Preferred Stock to one of the Sellers and its affiliate, and paid $4,975,000 in cash to certain of the Sellers. The effective date of the Acquisition was April 1, 2016.

Pursuant to a Letter Agreement the Company entered into, at the closing of the Acquisition, with RAD2 Minerals, Ltd. (“RAD2”), one of the Sellers, which is owned and controlled by Richard N. Azar II, the Company’s former Chief Executive Officer and former director. RAD2 agreed to accept full financial liability for any and all deficiencies between the “Agreed Assets Value” set forth in the Asset Purchase Agreement of $80,697,710, and the mutually agreed upon value of the assets delivered by the Sellers at the closing of the Acquisition, up to an aggregate of $1,030,941 (as applicable, the “Deficiency”). The Company accepted additional oil and gas producing properties and two salt water disposal facilities from the Sellers with an approximate value of $1.0 million to resolve this Deficiency.

The Asset Purchase Agreement between the Sellers and the Company relating to the Acquisition included the requirement that, following the closing, the parties undertake an accounting/true-up of expenses attributable to the assets acquired by the Company and revenue generated from such assets. A dispute arose between the Sellers and the Company as to the time period which the Company was to be responsible for the payment of expenses and was to receive the revenue from such assets prior to the closing of the transaction. Specifically, the Company believed that the agreements provided for it to be responsible for all expenses associated with the assets, and to receive all revenue generated from the assets, from April 1, 2016, the effective date of the Asset Purchase Agreement, through the closing date, August 25, 2016. The Sellers on the other hand, which include entities owned by Richard N. Azar, II, the Company’s then interim Chief Executive Officer, argued that the Company was only responsible for expenses, and was only due to receive revenue from the assets, beginning on the closing date, August 25, 2016. The difference in the amounts claimed due to the Company from the parties varied from a high of $1,121,718, which the Company alleged was due, to a low of $342,298, which the Sellers alleged was due. On July 12, 2018, The Company entered into a Compromise Settlement Agreement and Mutual Release with Segundo (the “Segundo Settlement”), in partial consideration for N&B Energy agreeing to enter into the Sale Agreement (discussed below). Pursuant to the Segundo Settlement, Segundo agreed to surrender 15,237 shares of common stock valued at $76.25 per share as of the effective date of the closing of the acquisition contemplated by the December 31, 2015 Asset Purchase Agreement (which closing effective date was April 1, 2016), and to release the Company from any and all claims which Segundo previously alleged was owed under the terms of the December 31, 2015 Asset Purchase Agreement. The Company and Segundo also provided each other full releases in connection with the December 31, 2015 Asset Purchase Agreement and Segundo agreed to indemnify the Company and hold it harmless against any claims made by the other sellers under the December 31, 2015 Asset Purchase Agreement. The shares have not been cancelled as of the date of this Report.

 As discussed in “Note 6 – Notes Payable and Debenture”, the Company borrowed $40 million from International Bank of Commerce (“IBC” or “IBC Bank”) effective August 25, 2016. The proceeds of the loan were used to repay and refinance approximately $30.6 million of indebtedness owed by certain of the Sellers to IBC as part of the closing of the Acquisition. As of June 30, 2018 and March 31, 2018, the Company was not in compliance with certain covenants of the loan agreement, including requiring the Company to maintain a net worth of $30 million, the Company is in default of the terms of the loan, and the balance of the loan due to IBC of $36.9 million (less unamortized debt issuance costs of approximately $1.3 million), was recognized as a short-term liability on the Company’s balance sheet as of June 30, 2018 and March 31, 2018. The Company also recognized approximately $460,000 and $39,000 in accrued interest as of June 30, 2018 and March 31, 2018, respectively related to this note.

On April 6, 2016, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited institutional investor (the “Investor”), pursuant to which the Company sold and issued a redeemable convertible subordinated debenture, with a face amount of $530,000, initially convertible into 6,523 shares of common stock (subject to certain conversion premiums) at a conversion price equal to $81.25 per share and a warrant to initially purchase 55,385 shares of common stock (subject to adjustment thereunder) at an exercise price equal to $81.25 per share (the “First Warrant”). The Investor purchased the debenture at a 5.0% original issue discount in the amount of $500,000 and has exercised the First Warrant in full as described below for the sum of $4.5 million.

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

In July and August 2016, RAD2 advanced the Company an aggregate of $350,000. Also, in August 2016, two other Sellers advanced the Company an aggregate of $200,000 ($100,000 each). These advances did not accrue interest and had no stated maturity date. Additionally, in August 2016, RAD2 loaned the Company $1.5 million pursuant to a promissory note. The promissory note did not accrue interest for the first month it was outstanding and accrued interest at the rate of 5% per annum thereafter until paid in full. The Company repaid the promissory note in full and all amounts advanced by RAD2 and the two other Sellers in October 2016.

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

An aggregate of 4,417,911 shares of common stock were issued to the Investor in connection with the exercise of the Warrant during fiscal 2017 (200,000), 2018 (3,909,500), and 308,411 shares were issued in April 2018. The First Warrant has been fully-exercised and extinguished to date.

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

Effective January 31, 2017, the Company borrowed $1,000,000 from Alan Dreeben, then one of the Company’s directors, pursuant to a short-term promissory note. The short-term promissory note had a principal balance of $1,050,000 (the $1,000,000 principal amount borrowed plus a $50,000 original issue discount), accrues interest at 6% per annum and a maturity date of January 31, 2018, with standard and customary events of default. As additional consideration for Mr. Dreeben agreeing to make the loan, the Company agreed to issue Mr. Dreeben 1,600 shares of restricted common stock. On November 9, 2017, in connection with the sale of oil and gas properties totaling approximately 2,452 acres in Gaines County, Texas (part of the Company’s the Jackrabbit Acreage), the Company repaid Mr. Dreeben the full amount due on the short-term promissory note of $1,050,000. See Note 4 “Property and Equipment” for further details.

On March 9, 2017, the Company borrowed $250,000 from a non-related individual pursuant to a short-term promissory note. The short-term promissory note had a principal balance of $263,158 (the $250,000 principal amount borrowed plus a $13,158 original issue discount), accrued interest at 6% per annum, had a maturity date of March 9, 2018 and contained standard and customary events of default. As additional consideration for agreeing to make the loan, the Company agreed to issue the lender 400 restricted shares of common stock. On November 9, 2017, in connection with the sale of the Jackrabbit Acreage, the Company paid the non-related individual the full amount due on the short-term promissory note of $263,158. See Note 4 “Property and Equipment” for further details.

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

N&B Energy Asset Disposition Agreement

On July 12, 2018, the Company entered into an Asset Purchase Agreement (the “Sale Agreement”), as seller, with N&B Energy LLC, as purchaser, which entity is affiliated with Richard N. Azar II, the Company’s former Chief Executive Officer and former director, and Donnie B. Seay, the Company’s former director (“N&B Energy”). Pursuant to the Sale Agreement, the Company agreed to sell to N&B Energy a substantial portion of its assets, including all of the assets acquired pursuant to the terms of the December 31, 2015 Asset Purchase Agreement with Segundo Resources, LLC (“Segundo”), which is owned and controlled by Mr. Azar, and other sellers, and certain other more recent acquisitions, other than the production payment and overriding royalty interests discussed below (the “Assets”). In consideration for the Assets, N&B Energy agreed to pay the Company $100 in cash, to assume all of the Company’s obligations and debt owed under its outstanding loan agreement with IBC Bank, which has an outstanding principal balance of approximately $36.9 million as of the filing of these financial statements and Segundo agreed to enter into the Segundo Settlement, described below.

Per the agreement terms, the Company will retain its assets in Glasscock County and Hutchinson Counties, Texas, and will also retain a 12.5% production payment (effective until a total of $2.5 million has been received); a 3% overriding royalty interest in its existing Okfuskee County, Oklahoma asset; and will retain an overriding royalty interest on certain other undeveloped leasehold interests.

The parties currently anticipate the closing of the acquisition, which is subject to various closing conditions, including those described below, to occur in September 2018, and to be effective as of the first day of the month preceding the month of closing. The Assets will be assigned “as is” with all faults.

The Board of Directors of the Company has (i) adopted and declared advisable the Sale Agreement and the transactions contemplated by the Sale Agreement, upon the terms and subject to the conditions set forth in the Sale Agreement; and (ii) determined that the Sale Agreement and the transactions contemplated by the Sale Agreement are fair to, and in the best interests of, the Company and its stockholders.

The sale is subject to customary closing conditions, including (1) the approval of IBC and entry into assumption agreements between IBC, the Company, N&B Energy and the guarantors of the Company’s IBC debt to provide for among other things, the release of the Company from any and all obligations owed under such debt and related releases; (2) receipt of required regulatory approvals; (3) the absence of any law or order prohibiting the consummation of the acquisition; and (4) satisfaction of due diligence by N&B Energy. Each party’s obligation to complete the acquisition is also subject to certain additional customary conditions, including (a) subject to certain exceptions, the accuracy of the representations and warranties of the other parties, and (b) performance in all material respects by the other parties of its obligations under the Sale Agreement.

Segundo Settlement Agreement

On July 12, 2018, the Company entered into a Compromise Settlement Agreement and Mutual Release with Segundo (the “Segundo Settlement”), in partial consideration for N&B Energy agreeing to enter into the Sale Agreement. Pursuant to the Segundo Settlement, Segundo agreed to surrender to the Company 15,237 shares of common stock valued at $76.25 per share as of the effective date of the closing of the acquisition contemplated by the December 31, 2015 Asset Purchase Agreement (which closing effective date was April 1, 2016), and to release the Company from any and all claims which Segundo previously alleged were owed under the terms of the December 31, 2015 Asset Purchase Agreement. the Company and Segundo also provided each other full releases in connection with the December 31, 2015 Asset Purchase Agreement, and Segundo agreed to indemnify the Company and hold it harmless against any claims made by the other sellers under the December 31, 2015 Asset Purchase Agreement. The shares have not been cancelled as of the filing of these financial statements.

IBC Bank Standstill Agreement

On August 3, 2018, the Company entered into an agreement in connection with the loan (the “Standstill Agreement”) with IBC Bank, which was effective August 1, 2018. The Company is a party to the loan from IBC Bank (the “Loan”) as evidenced by a Real Estate Lien Note dated August 25, 2016 (the “Note”) in the original principal amount of $40,000,000 (which has an outstanding principal balance of approximately $36.9 million as of the filing of these financial statements), entered into pursuant to the Loan Agreement dated August 25, 2016 (the “Loan Agreement” and together with the Note, and the other documents entered into evidencing, documenting and securing the Loan, the “Loan Documents”), by and among IBC Bank and the Company.

Among other terms, described below, the Standstill Agreement was entered into to provide the Company sufficient time to close the transactions contemplated by the Sale Agreement. Pursuant to the Standstill Agreement:

(a)	The Company confirmed that certain defaults had occurred under the terms of the Loan Documents;

(b)	The Company, on behalf of it and its representatives, provided IBC Bank a release of all claims which it and such parties may have had as of the date of the Standstill Agreement;

(c)	The Company agreed to certain venue requirements in connection with any bankruptcy proceeding the Company may file or have filed against it in the future, agreed to waive certain automatic stays provided under applicable bankruptcy law and confirmed IBC Bank’s security interests;

(d)	IBC Bank agreed to stand still and not take any action to collect the indebtedness evidenced by the Loan Documents, prior to the earlier of (i) September 30, 2018, unless the closing date of the Sale Agreement is required to be extended due to no fault of the Company, due to the regulatory requirements of the Securities and Exchange Commission and/or NYSE American, in which case such date shall be automatically extended to no later than October 31, 2018, unless extended by both parties; or (ii) a default of the conditions of the stand still as set forth in the Standstill Agreement (collectively, the “Standstill Date”);

(e)	The Company agreed to certain conditions to the standstill (all of which have been completed as of the date of this filing), including:

(i)	Depositing all funds in excess of $5,000 with IBC Bank by 5:00 p.m. on Tuesday, August 7, 2018 (the “Deadline”);

(ii)	The Company pledging to IBC Bank prior to the Deadline, 87.5% of all of the Company’s right, title and interest to its assets located in Okfuskee County, Oklahoma and all wells, leasehold, mineral and surface interest, personal property, and all other property or assets located on or associated with said field owned by the Company that were recently purchased from Orion Energy (with the remaining 12.5% to be pledged to IBC Bank prior to the closing date of the Sale Agreement);

(iii)	Paying all of IBC Bank’s expenses and reasonable attorney fees in connection with the Note prior to the Deadline;

(iv)	Paying the June 2018 interest on the Note prior to the Deadline;

(v)	Paying the July 2018 interest on the Note prior to the Deadline;

(vi)	Agreeing to certain covenants and restrictions regarding the assets securing the Loan Documents during the stand still period; and

(vii)	Confirming that during the stand still period, the per annum interest rate of the Note will be 3% above the New York Prime Rate, subject to a floor of 5.5% per annum, with a beginning interest rate of 8% per annum.

(f)	IBC Bank agreed to allow the Company to undertake the transactions contemplated by the Sale Agreement, subject to the terms of the Standstill Agreement;

(g)	IBC Bank agreed, that if the Company is ready, willing and able to close the transactions contemplated by the Sale Agreement, but N&B Energy is not ready to close such transaction, on or before the Standstill Date (as extended), that it could surrender the assets planned to be sold pursuant to the Sale Agreement to IBC Bank (which may be undertaken pursuant to a foreclosure of such assets); and

(h)	That upon the closing of the transactions contemplated by the Sale Agreement or the surrender of such assets proposed to be sold pursuant to such Sale Agreement to IBC Bank (as discussed in (g) above), IBC Bank would pursue only the assets sold/surrendered, N&B Energy (if applicable) and the guarantors of the debt; enter into a novation and release in favor of the Company; and not pursue the Company for any deficiency in the amounts due under the Loan Documents, in each case subject to the terms and conditions of the Standstill Agreement.

Pursuant to both the Sale Agreement and the Standstill Agreement, upon the closing of the sale (as to the Sale Agreement) or assignment (pursuant to the Standstill Agreement), the Company will retain its assets in Glasscock and Hutchinson Counties, Texas, and will also retain a 12.5% production payment (effective until a total of $2.5 million has been received); a 3% overriding royalty interest in its existing Okfuskee County, Oklahoma asset; and will retain an overriding royalty interest on certain other undeveloped leasehold interests.

First Amendment to Sale Agreement

Also on August 3, 2018, the Company and N&B Energy entered into a First Amendment to Asset Purchase Agreement (the “First Amendment”), which amended the terms of the Sale Agreement to (a) modify, clarify and replace certain of the exhibits to the original Sale Agreement, including the terms of the overriding royalty interests and production payment agreed to be granted to the Company as part of such Sale Agreement; (b) amend the Sale Agreement to remove the requirement that the Company obtain shareholder approval prior to the closing of such Sale Agreement; and (c) include a deadline of August 31, 2018 for N&B Energy’s due diligence under the Sale Agreement.

In order to avoid the significant time required to file a proxy statement with the Securities and Exchange Commission, clear comments with the Securities and Exchange Commission, hold a meeting and obtain shareholder approval, and because such shareholder approval is not required pursuant to applicable law or the rules of the NYSE American, the Company’s management has determined to not seek shareholder approval, but to instead seek a third-party opinion as to the fairness of the transaction to the Company’s shareholders, which has not been obtained as of the filing of this report.

In addition to the transactions noted above, the Company is currently discussing potential financing transactions in order to fulfill its current capital requirements as well as its planned asset disposition, which the Company believe, if finalized and completed, will ensure the future viability of the Company. However, due to its current capital structure and the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if the Company is unable to obtain the necessary financing to develop its proved undeveloped reserves (“PUDs”); and acquire additional assets; the Company believes that its revenues will continue to decline over time. Therefore, the Company may be forced to scale back its business plan, sell assets to satisfy outstanding debts or take other remedial steps which may include seeking bankruptcy protection.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its March 31, 2018 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies since March 31, 2018 which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

Recently Adopted Accounting Pronouncements

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on April 1, 2018, using the modified retrospective method applied to contracts that were not completed as of April 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While the Company does not expect 2019 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning April 1, 2018. Refer to Note 9 – Revenue from Contracts with Customers for additional information.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending the presentation of restricted cash within the consolidated statements of cash flows. The new guidance requires that restricted cash be added to cash and cash equivalents on the consolidated statements of cash flows. The Company adopted this ASU on April 1, 2018 on a retrospective basis with the following impacts to our consolidated statements of cash flows for the three months ended June 30, 2017:

	Previously Reported	Adjustment	As Revised
Net cash provided by (used in) financing activities	$(17,266)	$(690,588)	$(707,854)

As of June 30, 2018 and March 31, 2018, the Company had restricted cash of $217,914 and $26,834 related to the loan agreement with IBC bank.

Following is a summary of cash and cash equivalent and restricted cash at June 30, 2018 and March 31, 2018:

	June 30, 2018	March 31, 2018
Cash	$420,665	$760,317
Restricted cash – current	217,914	26,834
Cash, cash equivalents and restricted cash	$638,579	$787,151

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). ASU 2016-15 seeks to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017. The Company adopted this ASU on April 1, 2018 and the adoption did not have a significant impact to the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. The guidance is effective for the annual period beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU on April 1, 2018 and the adoption did not have a significant impact to the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company adopted this ASU on April 1, 2018 and the adoption did not have a significant impact to the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

 The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

Costs of oil and natural gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $4.36 and $5.74 per barrel of oil equivalent for the three months ended June 30, 2018 and 2017, respectively.

All of Camber’s oil and gas properties are located in the United States. Below are the components of Camber’s oil and gas properties recorded at:

	June 30, 2018	March 31, 2018
Oil and gas properties subject to amortization	$62,271,748	$60,760,056
Oil and gas properties not subject to amortization	28,013,365	28,016,989
Capitalized asset retirement costs	326,412	322,470
Total oil and gas properties	90,611,525	89.099,515
Accumulated depreciation, depletion and amortization	(77,411,683)	(76,555,320)
Net capitalized costs	$13,199,842	$12,544,195

Impairment

For the three months ended June 30, 2018, the Company recorded impairments totaling $531,657 which were due to lease expirations. For the three months ended June 30, 2017, the Company recorded impairments totaling $775,374, which represented $675,000 due to lease expirations and $100,374 related to an impairment of proved properties based on the quarterly ceiling test.

 Disposition of Oil and Natural Gas Properties

On August 2, 2017, the Company entered into an agreement with Vantage (as discussed above), pursuant to which among other things, the Company assigned its interest in the undeveloped Arrowhead oil and gas property, with a book value of $114,500, to Vantage (see further discussion of these warrants in Note 11).

In September 2017, Rogers foreclosed on the assets of CATI which secured the Rogers Loan. On October 3, 2017, the trustee of those assets, for the benefit of the lender, sold these assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness. The Company recorded an approximate loss on sale of property of approximately $4.1 million in conjunction with the settlement of the approximate $9.4 million of debt and accrued interest and the removal of approximately $1.3 million of remaining asset retirement obligation (“ARO”).

On December 15, 2017, CATI provided Rogers with an overriding royalty (equal to 0.01 of 8/8ths of all oil and gas) on CATI’s remaining leasehold and Rogers released CATI from all remaining indebtedness owed. The release discharged approximately $5.8 million in principal and interest outstanding and owed to Rogers. Additionally, the remaining leasehold and ownership of CATI was assigned to Arkose Lease Partners, LLC, a third party (“Arkose”), pursuant to an Assignment of Membership Interest (the “Assignment”), dated November 1, 2017, in exchange for Arkose’s assumption of all plugging and abandonment liabilities of CATI. See Note 6 “Notes Payable and Debenture” for further details.

Effective November 1, 2017, the Company and NFP Energy LLC (“NFP”) its joint venture partner, sold its 90% ownership position in oil and gas properties totaling approximately 2,452 acres in Gaines County, Texas, to Fortuna Resources Permian (“Fortuna”), for $1,000 per acre or an aggregate of $2,206,718 payable to the Company. The Company paid NFP $662,072 to terminate the joint venture agreement and the property sold had a net book value of $817,110. The transaction resulted in a $727,732 gain which was included in Loss on Sale of Property and Equipment on the statement of operations. This acreage, part of the Company’s “Jackrabbit” acreage, targeted the San Andres formation in the Permian Basin.  Additionally, the Company and NFP jointly terminated their venture.  With the proceeds from the sale, the Company paid the first lien holders including Alan Dreeben (a former director of the Company) and second lien holder Vantage. The Company maintains a 90% ownership position in the remaining approximately 1,200 acres in the area.

Acquisition of Oil and Natural Gas Properties

On August 25, 2016, the Company completed the Acquisition and acquired working interests in producing properties and undeveloped acreage from the Sellers (see “Note 2 – Liquidity and Going Concern Considerations”). The assets acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region.

As consideration for the Acquisition of the acquired assets, the Company assumed approximately $30.6 million of commercial bank debt, issued 520,387 shares of common stock to certain of the Sellers valued at the grant date fair value, issued 552,000 shares of Series B Preferred Stock to one of the Sellers and its affiliate (see “Note 11 – Stockholders’ Equity”) valued at the grant date fair value, and paid $4,975,000 in cash to certain of the Sellers. The effective date of the Acquisition was April 1, 2016.

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

In March 2018, the Company completed an acquisition of working interests in certain leases, wells and equipment located in the Texas panhandle, for a purchase price of $250,000, payable in three tranches. A payment of $85,000 was due at closing; $85,000 was due thirty days after closing and $80,000 was due sixty days after closing, the last two payments have been accrued as of March 31, 2018 and are included in accrued expenses on the balance sheet. Camber earned 25% of the working interest at the closing and earned an additional 25% of the working interest at each of the two subsequent closings. The seller retained a 25% carried working interest in the assets. The acquisition includes 49 non-producing well bores, 5 saltwater disposal wells and the required infrastructure and equipment necessary to support future hydrocarbon production, as well as approximately 500 net leasehold acres in Hutchinson County, Texas.

N&B Energy Asset Disposition Agreement

On July 12, 2018, the Company entered into an Asset Purchase Agreement described in greater detail above under “Note 2 – Liquidity and Going Concern Considerations” – “N&B Energy Asset Disposition Agreement”.

Segundo Settlement Agreement

Also on July 12, 2018, the Company entered into a Compromise Settlement Agreement and Mutual Release with Segundo described in greater detail above under “Note 2 – Liquidity and Going Concern Considerations” – “Segundo Settlement Agreement”.

Capital Leases

During March and April 2018, the Company purchased certain equipment pursuant to capital leases. The effective value of the equipment was approximately $575,000, and such amount is included in oil and gas properties and the corresponding current liability of approximately $387,000 is included in accrued expenses as of June 30, 2018. The effective borrowing rate is approximately 35%, and all obligations are due by December 2018.

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

In August 2017, the Company ceased its use of this office space and moved its headquarters to San Antonio, Texas. The Company is committed to the remaining lease payments for the Houston office space for approximately $346,000 assuming an early termination of the lease on July 31, 2019. The Company recorded monthly rent expense associated with the Houston lease through August 2017. In accordance with the accounting guidance in ASC 420-10-25-13 regarding exit or disposal cost obligations, as of August 2017, the Company recorded rent expense, within general and administrative expense, and accrued a liability of $302,289, which represents the fair value of costs that will continue to be incurred during the remaining term of the Houston lease without economic benefit to the Company. As of June 30, 2018 and March 31, 2018, the remaining carrying amount of the liability of $214,862 and $226,972, respectively, was included in accrued expenses on the Company’s balance sheet. In addition, the Company wrote-off $189,533 of mostly fully depreciated property and equipment that was not re-located to the San Antonio headquarters, resulting in a loss of $3,368 which was recognized as a loss during the fiscal year ended March 31, 2018.

Effective October 1, 2017, the Company entered into an agreement to sublease space on a month-to-month basis in San Antonio, Texas at 4040 Broadway, Suite 425, from RAD2 Minerals, Ltd., an entity owned and controlled by Mr. Azar, the Company’s former Interim Chief Executive Officer, who resigned as Interim CEO effective May 25, 2018 and resigned as a member of the Board of Directors on June 21, 2018. Monthly rent for October through December 2017 was $5,000 per month, increasing to $7,500 per month effective January 2018. The agreement was subsequently modified to have a month-to-month term at $2,500 per month, effective July 1, 2018. Effective August 1, 2018, the Company terminated its month-to-month lease with RAD2 and entered into a month-to-month lease at 1415 Louisiana, Suite 3500 Houston, Texas 77002.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the retirement of oil and gas property and equipment for the three-month periods ended June 30, 2018 and 2017, respectively.

	2018	2017
Carrying amount at beginning of period	$979,159	$2.045,847
Accretion	2,264	35,100
Change in estimate	3,942	(9,945)
Carrying amount at end of period	$985,365	$2,071,002

Camber does not have any short-term asset retirement obligations as of June 30, 2018 and March 31, 2018.

NOTE 6 – NOTES PAYABLE AND DEBENTURE

The Company’s notes payable and debenture consisted of the following:

	June 30, 2018	March 31, 2018
Debenture	$495,000	$495,000
Note Payable - IBC	36,943,617	36,943,617
	37,438,617	37,438,617
Unamortized debt discount	(1,246,938)	(1,499,647)
Total Notes Payable and Debenture	36,191,679	35,938,970
Less current portion	(36,191,679)	(35,938,970)
Long-term portion	$—	$—

Debenture

On April 6, 2016, the Company entered into a Securities Purchase Agreement with the Investor, pursuant to which the Company issued a redeemable convertible subordinated debenture, with a face value of $530,000, initially convertible into 6,523 shares of common stock at a conversion price equal to $81.25 per share and warrants to initially purchase 55,385 shares of common stock (subject to adjustment thereunder) at an exercise price equal to $81.25 per share (the “First Warrant”). The Investor purchased the debenture at a $30,000 original issue discount for the sum of $500,000 and agreed that it would exercise the First Warrant, upon satisfaction of certain conditions, for the sum of $4.5 million, which warrant was exercised in October 2016. The debenture matures in seven years and accrues interest at a rate of 6.0% per annum. Due to the decline in the price of the Company’s common stock and that a trigger event occurred on June 30, 2016 as a result of the delay in filing of its Annual Report on Form 10-K for the year ended March 31, 2016, the premium rate on the debenture increased from 6% to 34% and the conversion discount became 85% of the lowest daily volume weighted average price during the measuring period (60 days prior to and 60 days after the last date that the Investor receives the last of the shares due), less $0.10 per share of common stock not to exceed 85% of the lowest sales price on the last day of such period less $0.10 per share.

As the fair value of the warrants issued in connection with the debenture exceeded the $530,000 value of the debenture, the Company fully discounted the entire debenture and will amortize the discount over the term of the debenture. The discount is being amortized through interest expense using the effective interest method over the term of the debenture.

On August 23, 2017, the Investor converted $35,000 of the principal amount of the Debenture into an aggregate of 70,189 shares of common stock, which included 431 shares for conversion of principal (at $81.25 per share) and 69,758 shares for premiums.

On April 20, 2018, the Investor was issued 141,982 as a result of true-ups in connection with the August 23, 2017 conversion of the Debenture.

As of June 30, 2018 and March 31, 2018, the Company had a convertible subordinated debenture with a balance of $271,153 and $247,403, respectively (net of unamortized discount of $223,847 and $247,597, respectively), which is recognized as a short-term liability on the Company’s balance sheets as of June 30, 2018 and March 31, 2018, respectively. The Company also recognized $380,143 and $388,183 in accrued interest as of June 30, 2018 and March 31, 2018, respectively.

Loan Agreement with International Bank of Commerce (“IBC” or “IBC Bank”)

On August 25, 2016, the Company, as borrower, and Richard N. Azar II, our former Chief Executive Officer and former director, and who also received the largest number of securities and cash in connection with the closing of the Acquisition (“Azar”), Donnie B. Seay, our former director, Richard E. Menchaca, RAD2, DBS Investments, Ltd. (“DBS”, controlled by Mr. Seay) and Saxum Energy, LLC (“Saxum”, which is controlled by Mr. Menchaca), as guarantors (collectively, the “Guarantors”, all of which were directly or indirectly Sellers), and IBC, as Lender (“Lender”), entered into a Loan Agreement.

Pursuant to the Loan Agreement, the Lender loaned the Company $40 million, evidenced by a Real Estate Lien Note in the amount of $40 million. The Company is required to make monthly payments under the note equal to the greater of (i) $425,000; and (ii) fifty percent (50%) of the Company’s monthly net income. The note accrues annual interest at 2% above the prime rate then in effect, subject to a minimum interest rate of 5.5% per annum. The note is due and payable on August 25, 2019. Payments under the note are subject to change as the interest rate changes in order to sufficiently amortize the note in 120 monthly installments. The Company has the right, from time to time and without penalty to prepay the note in whole or in part, subject to the terms thereof.

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

The amount owed under the note is secured by a Security Interest in substantially all of the Company’s assets and properties, pursuant to three Security Agreements. Also, each of the Guarantors guaranteed the repayment of a portion of the Loan Agreement pursuant to a Limited Guaranty Agreement. Additionally, in connection with the parties’ entry into the Loan Agreement and to further secure amounts due thereunder, certain of the Guarantors pledged shares of common stock which they received at the closing to the Lender, with RAD2 pledging 124,824 shares of common stock; DBS pledging 37,437 shares of common stock; and Saxum pledging 26,936 shares of common stock.

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

The IBC loan is secured by substantially all of the Company’s assets and if IBC were to foreclose on the Company’s assets it would have a material adverse effect on its operations and may force the Company to seek bankruptcy protection.

 As of June 30, 2018, the Company was not in compliance with certain covenants of the loan agreement, including requiring the Company to maintain a net worth of $30 million, the Company is in default of the terms of the loan, and the balance of the loan due to IBC of $36.9 million (less unamortized debt issuance costs of approximately $1.0 million and $1.3 million at June 30, 2018 and March 31, 2018, respectively), was recognized as a short-term liability on the Company’s balance sheets as of June 30, 2018 and March 31, 2018. The Company also recognized approximately $460,000 and $39,000 in accrued interest as of June 30, 2018 and March 31, 2018, respectively, related to this note.

NOTE 7 – DERIVATIVES

The Company has determined that certain warrants the Company has granted contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants’ exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The warrants granted in April 2014 contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the time. The amount of any such adjustment is determined in accordance with the provisions of the warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the time.

Activities for derivative warrant instruments during the three months ended June 30, 2018 and 2017 were as follows:

	2018	2017
Carrying amount at beginning of period	$5	$21,662
Change in fair value	—	(15,171)
Carrying amount at end of period	$5	$6,491

The fair value of the derivative warrants was calculated using the Black-Scholes pricing model. Variables used in the Black Scholes pricing model as of June 30, 2018 include (1) discount rate of 1.91%, (2) expected term of .81 years, (3) expected volatility of 145.70%, and (4) zero expected dividends. Variables used in the Black-Scholes pricing model as of June 30, 2017 include (1) discount rate of 1.24%, (2) expected term of 2 years, (3) expected volatility of 179.15%, and (4) zero expected dividends.

As of June 30, 2018, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company entered into multiple office lease agreements, see detail under “Note 4 - Property and Equipment” - “Office Leases”.

The Company’s oil and gas lease acreage is subject to expiration if the Company does not drill and hold such acreage by production or exercise options to extend such leases. At March 31, 2018, the Company had 423 acres of unproved lease acreage that is set to expire during fiscal year 2019 unless drilled or otherwise extended by the Company. During the quarter ended June 30, 2018, leases for 191 unproved acres expired and a resulting impairment of approximately $532,000 was recognized, leaving 251 acres remaining.

Legal Proceedings. From time to time suits and claims against Camber arise in the ordinary course of Camber’s business, including contract disputes and title disputes. Camber records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

Maranatha Oil Matter

In November 2015, Randy L. Robinson, d/b/a Maranatha Oil Co. sued the Company in Gonzales County, Texas (Cause No. 26160). The plaintiff alleged that it assigned oil and gas leases to the Company in April 2010, retaining a 4% overriding royalty interest and 50% working interest and that the Company failed to pay such overriding royalty interest or royalty interest. The interests relate to certain oil and gas properties which the Company subsequently sold to Nordic Oil USA in April 2013. The petition alleges causes of actions for breach of contract, failure to pay royalties, non-payment of working interest, fraud, fraud in the inducement of contract, money had and received, constructive trust, violation of theft liability act, continuing tort and fraudulent concealment. The suit seeks approximately $100,000 in amounts alleged owed, plus pre-and post-judgment interest. The Company has filed a denial to the claims.

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

Petroflow Matter

In October 2017, the Company agreed to pay directly and reimburse entities owned in part by Alan Dreeben, a former director of the Company, for legal fees and settlement payments expended in connection with the defense of Petroflow Energy Corporation v. Sezar Energy, L.P. and Brittany Energy, LLC, Case No. 16-CV-700-TCK;TLW, In the United States District Court – N.D. OK. The Company was the beneficiary through the release of interest in disputed lease interests from Petroflow to the Company that provides the Company with complete control over those properties to renew expired leases and to have 100% of the drilling rights related to those properties. Sezar Energy and Brittany Energy have assigned any interests they may have had in conjunction with litigation in exchange for the Company making the agreed settlement payments of $475,000 plus direct payments and reimbursement of the legal costs paid on behalf of the defendants by Mr. Dreeben. Total legal fees expended by such entities totaled $392,043, and the Company reimbursed such fees by issuing Mr. Dreeben 78,409 shares of common stock with a value of $0.20 per share in November 2017. In addition, the Company directly paid legal fees and settlement payments totaling $567,633. The total expense related to the Petroflow matter of $959,676 is included in General and Administrative expense on the statement of operations during the year ended March 31, 2018.

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

 The Employment Agreement was terminated in connection with Mr. Schnur’s resignation as Chief Executive Officer and director of the Company effective on June 2, 2017. In connection with the departure of Mr. Anthony C. Schnur as Chief Executive Officer and director of the Company effective June 2, 2017, the Company entered into a Severance Agreement and Release with Mr. Schnur (the “Release”), whereby (i) his employment agreement with the Company was terminated, (ii) he entered into a mutual release with the Company; (iii) the Company agreed to issue him 4,800 shares of unregistered common stock (to be issued in installments of 400 per month) (the “Settlement Shares”) and a monthly cash payment of $14,000 for twelve months; and (iv) he was granted reimbursement of the payment of his COBRA premiums through (a) the one year anniversary of the termination or (b) until he is eligible to participate in the health insurance plan of another employer, whichever is sooner, and provided that the amount of such health benefits shall reduce his monthly cash payment. On January 11, 2018, and effective as of the original date of the Release, the Company and Mr. Schnur entered into the First Amendment to the Severance Agreement and Release (the “Release Amendment”), whereby the terms of the Release were changed to provide for among other things, the payment of $49,000 on or before January 12, 2018; $15,000 on or before the 15th of each month from February 2018 to July 2018; and $19,000 on or before August 15, 2018, and further provided for the issuance of the entire amount of the Settlement Shares within five days of the later of the date the Company’s stockholders approved the issuance of the Settlement Shares and the date the NYSE American approved the issuance of such shares. The payments owed as of June 30, 2018 and March 31, 2018 of $34,025 and $79,025, respectively, have been accrued and included in accrued expenses on the balance sheet. The Settlement Shares were issued in February 2018.

Severance Agreement

Effective on May 25, 2018, Richard N. Azar II resigned as Chief Executive Officer of the Company. Effective on the same date, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Mr. Azar, the Company’s former Chief Executive Officer. Pursuant to the Separation Agreement, Mr. Azar agreed to resign from the Company as Chief Executive Officer effective May 25, 2018, and to release the Company from claims in connection with various employment related statutes and laws and the Company agreed to pay him a severance payment of $150,000, payable in three installments of $50,000 for a period of five years each, on June 1, 2018, July 2, 2018 and August 1, 2018, and to grant him warrants to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $0.39 per share, equal to the closing stock price of the Company’s common stock on the date the Severance Agreement was agreed to by the parties, the exercise of which warrants are subject to approval by the NYSE American of the additional listing of the shares of common stock issuable upon exercise thereof, and to the extent required by the rules of the NYSE American, the approval of the shareholders of the Company of the issuance of the shares of common stock issuable upon exercise thereof.

Segundo Settlement Agreement

Also on July 12, 2018, the Company entered into a Compromise Settlement Agreement and Mutual Release with Segundo described in greater detail above under “Note 2 - Liquidity and Going Concern Considerations” - “Segundo Settlement Agreement”.

NOTE 9 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Change in Accounting for Revenue from Oil and Gas Operations

The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, on April 1, 2018, using the modified retrospective method applied to contracts that were not completed as of April 1, 2018. Refer to Note 3 – Summary of Significant Accounting Policies for additional information.

Exploration and Production

There were no significant changes to the timing or valuation of revenue recognized for sales of production from exploration and production activities.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three months ended June 30, 2018:

Oil sales	$200,069
Natural gas sales	473,513
Natural gas liquids sales	1,021,114
Total revenue from customers	$1,694,696

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of June 30, 2018 or March 31, 2018.

NOTE 10 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2019 and 2018 fiscal years as a result of net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the three months ended June 30, 2018 and 2017.

NOTE 11 – STOCKHOLDERS’ DEFICIT

 Common Stock

On January 10, 2018, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 200,000,000 shares to 500,000,000 shares.

On April 4, 2017, the Company paid the required quarterly dividend on the Series B Preferred Stock by way of the issuance of 2,366 shares of the Company’s common stock to the preferred shareholders at a fair market value of $34,896, based on the closing price of the Company’s common stock ($14.75 per share) on March 31, 2017. The beneficial owners of the Series B Preferred Stock were Richard N. Azar, II, the Company’s former Interim Chief Executive Officer and director, and Alan Dreeben, the Company’s former director.

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

On April 20, 2018, the Investor was issued 141,982 as a result of true-ups in connection with the August 23, 2017 conversion of the Debenture.

On October 4, 2017, the Company entered into an agreement with a digital marketing advisor pursuant to which the advisor agreed to create original content with the goal of increasing public awareness about the Company and the Company agreed to pay the advisor (a) $20,000 per month beginning in October 2017 and ending on February 28, 2018, (b) $50,000 per month thereafter through October 4, 2018, the end of the term of the agreement, and (c) 150,000 shares of restricted common stock, with 100,000 shares payable within 15 days of the parties’ entry into the agreement and the remainder due on May 1, 2018. As of June 30, 2018, the remaining shares have not been issued and an accrual of $200,000 has been accrued based on the May 2018 due date.

On October 4, 2017, the Company entered into a consulting agreement with a third party consultant which consultant agreed to provide investor relations and public relations services to the Company. As consideration pursuant to the agreement, the Company agreed to issue the consultant 40,000 shares of restricted common stock, with piggy-back registration rights.

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

As of March 31, 2018, the 408,508 outstanding shares of Series B Preferred Stock had accrued an aggregate of $606,764 in dividends. The beneficial owners of the Series B Preferred Stock are Richard N. Azar, II, the Company’s former Chief Executive Officer and former director, and Alan Dreeben, the Company’s former director.

As of June 30, 2018, the 408,508 outstanding shares of Series B Preferred Stock had accrued $877 in dividends. The Company plans to pay the dividends by way of the issuance of an aggregate of 1,753 shares of its common stock to the preferred shareholders pursuant to the terms of the designation (which provides that the Shares shall be based on a value of $87.50 per share). The beneficial owners of the Series B Preferred Stock are Richard N. Azar, II, the Company’s former Chief Executive Officer and former director, and Alan Dreeben, the Company’s former director. To date the accrued dividend outstanding as of June 30, 2018 has not been paid.

In connection with the departure of Mr. Anthony C. Schnur as Chief Executive Officer and director of the Company effective June 2, 2017, the Company entered into a Severance Agreement and Release with Mr. Schnur, whereby (i) his employment agreement with the Company was terminated, (ii) he entered into a mutual release with the Company; (iii) the Company agreed to issue him 4,800 shares of unregistered common stock (to be issued in installments of 480 per month) and a monthly cash payment of $14,000 for twelve months; and (iv) he was granted reimbursement of the payment of his COBRA premiums through (a) the one year anniversary of the termination or (b) until he is eligible to participate in the health insurance plan of another employer, whichever is sooner, and provided that the amount of such health benefits shall reduce his monthly cash payment. On January 11, 2018, and effective as of the original date of the Release, the Company and Mr. Schnur entered into the First Amendment to the Severance Agreement and Release, whereby the terms of the Release were changed to provide for among other things, the payment of $49,000 on or before January 12, 2018; $15,000 on or before the 15th of each month from February 2018 to July 2018; and $19,000 on or before August 15, 2018, and further provided for the issuance of the entire amount of the Settlement Shares within five days of the later of the date the Company’s stockholders approved the issuance of the Settlement Shares and the date the NYSE American approved the issuance of such shares. The Settlement Shares were issued in February 2018.

On October 7, 2016, the Investor exercised the First Warrant in full and was due 55,385 shares of common stock upon exercise thereof and an additional 101,710 shares of common stock in consideration for the conversion premium due thereon. A total of 32,400 shares were issued to the Investor on October 7, 2016, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock). The Company received gross proceeds of $4,500,000 from the exercise of the First Warrant and paid placement agent fees of $427,500 for services rendered in connection with the First Warrant. Pursuant to the terms of the First Warrant, the number of shares due in consideration for the conversion premium increases as the annual rate of return under the First Warrant increases, including by 10% upon the occurrence of certain triggering events (which had occurred by the October 7, 2016 date of exercise), to 17% per annum upon the exercise of the First Warrant. Additionally, as the conversion rate for the conversion premium is currently 85% of the lowest daily volume weighted average price during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share, the number of shares issuable in connection with the conversion premium increases as the trading price of the Company’s common stock decreases, and the trading price of the Company’s common stock has decreased since the date the First Warrant was exercised, triggering a further reduction in the conversion price of the conversion premium and an increase in the number of shares due to the Investor in connection with the conversion of the amount owed in connection with the conversion premium. An aggregate of 4,417,911 shares of common stock were issued to the Investor in connection with the exercise of the Warrant during fiscal 2017 (200,000), 2018 (3,909,500), and 308,411 shares were issued in April 2018. The First Warrant has been fully-exercised and extinguished to date.

The following summarizes the Company’s common stock activity during the three-month period ended June 30, 2018:

		Common Shares
	Amount (a)	Per Share	Issued and Outstanding Shares
Balance at March 31, 2018			5,758,970

Preferred Stock Series C Conversion (b)	—	—	10,141,725
Preferred Stock Series B Dividends	1,350	0.77	1,751
Warrants – Abeyance (b)	—	—	308,411
Issuance of Common Stock of Prior Conversion of Convertible Notes	—	—	141,982
Balance at June 30, 2018			16,352,839

(a)	Net proceeds or fair value on grant date, as applicable.
(b)	Shares previously held in abeyance until such time as it would not result in the investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock).

Series A Convertible Preferred Stock

On April 19, 2016, the holder of the Company’s Series A Convertible Preferred Stock, agreed to convert all 500 shares of their outstanding Series A Convertible Preferred Stock into 800 shares of the Company’s common stock (a conversion ratio of 1.6:1 as provided in the original designation of the Series A Convertible Preferred Stock adjusted for the Company’s 1:25 reverse stock split effective on July 25, 2015 and the Company’s 1:25 reverse stock split effective March 5, 2018), which conversion was completed on April 25, 2016. The Company paid the holder $20,000 in connection with such conversion in order to comply with the terms of the Asset Purchase Agreement that required that no shares of Series A Convertible Preferred Stock be outstanding at the closing. As of June 30, 2018 and March 31, 2018, respectively, the Company had no Series A Convertible Preferred Stock issued or outstanding.

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

The Company’s Series B Preferred Stock has a liquidation preference of $25 per share. The Series B Preferred Stock is convertible, at the option of the holder at any time following the original issuance date, into common stock at a rate of approximately 0.2857:1 (originally issuable into an aggregate of 157,714 shares of common stock if fully converted), at the option of the holder thereof, or automatically as to 25% of the Series B Preferred Stock shares if the Company’s common stock trades above $153.13 per share for at least 20 consecutive trading days, and trades with at least 3,000 shares of average volume per day during such period; an additional 50% of the Series B Preferred Stock shares if the Company’s common stock trades above $175.00 per share for at least 20 consecutive trading days, and trades with at least 3,000 shares of average volume per day during such period; and as to the remaining Series B Preferred Stock shares, if the Company’s common stock trades above $196.88 per share for at least 20 consecutive trading days, and trades with at least 3,000 shares of average volume per day during such period. Each outstanding share of Series B Preferred Stock will be entitled to one vote per share on all stockholder matters. The Series B Preferred Stock is redeemable at any time by the Company upon the payment by the Company of the face amount of the Series B Preferred Stock ($25 per share) plus any and all accrued and unpaid dividends thereon.

The Company has the option, exercisable from time to time after the original issue date, to redeem all or any portion of the outstanding shares of Series B Preferred Stock by paying each applicable holder, an amount equal to the original issue price multiplied by the number of Series B Preferred shares held by each applicable holder plus the accrued dividends.

As of June 30, 2018, there were 408,508 shares of Series B Preferred Stock outstanding, which have the following features:

●	a liquidation preference senior to all of the Company’s common stock;

●	a dividend, payable quarterly, at an annual rate of six percent (6%) of the original issue price until such Series B Preferred Stock is no longer outstanding either due to conversion, redemption or otherwise; and

●	voting rights on all matters, with each share having 1/25th of one vote.

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

During the quarter ended June 30, 2018, the Company issued a stock dividend on the Series B Preferred Stock consisting of 1,753 shares (with fair value $877 based on a share price of $0.50 per share at June 30, 2018) of the Company’s common stock. Due to the fact that the Company is in a retained deficit position, the Company recognized a charge to additional paid in-capital of $877 and stock dividends distributable but not issued based on the par value of the common stock issued. During the quarter ended June 30, 2018, the Company issued 1,751 shares to settle a stock dividend accrued on Series B Preferred Stock.

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

On October 5, 2017, in connection with the entry into the October 2017 Purchase Agreement, the Investor purchased 212 shares of Series C Preferred Stock for $2 million; on November 21, 2017, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 106 shares of Series C Preferred Stock for $1 million (the “Second Closing”); on December 27, 2017, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Third Closing”); on January 31, 2018, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Fourth Closing”); on February 22, 2018, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Fifth Closing”); on March 9, 2018, the Company sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Sixth Closing”); on April 10, 2018, the Company sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Seventh Closing”); on May 22, 2018, the Company sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Eighth Closing”); and on July 9, 2018, the Company sold the Investor an additional 210 shares of Series C Preferred Stock for $2 million (the “Ninth Closing”).

The Sixth Closing, Seventh Closing, Eighth Closing, and Ninth Closing occurred notwithstanding the terms of the October 2017 Purchase Agreement which required the sixth closing to be for a total of $5 million (the “$5 Million Closing”), as the parties mutually agreed to the sales of only $1 million of Series C Preferred Stock to be sold pursuant to the $5 Million Closing, at the Sixth Closing, Seventh Closing and Eighth Closing, and for $2 million of Series C Preferred Stock to be sold at the Ninth Closing.

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

The holder of the Series C Preferred Stock is entitled to cumulative dividends through maturity, which initially totaled 6% per annum, and are adjustable to up to 34.95% per annum, based on certain triggering events and the trading price of the Company’s common stock, and which currently total 34.95% per annum, payable in full through maturity upon redemption, conversion, or maturity, and when, as and if declared by the Company’s Board of Directors in its discretion. The Series C Preferred Stock ranks senior to the common stock and pari passu with respect to the Company’s Series B Redeemable Convertible Preferred Stock.

The Series C Preferred Stock may be converted into shares of common stock at any time at the option of the holder, or at the Company’s option if certain equity conditions (as defined in the Certificate of Designation) are met. Upon conversion, we will pay the holder of the Series C Preferred Stock being converted an amount, in cash or stock at the Company’s sole discretion, equal to the dividends that such shares would have otherwise earned if they had been held through the maturity date (7 years), and issue to the holder such number of shares of common stock equal to $10,000 per share of Series C Preferred Stock (the “Face Value”) multiplied by the number of such shares of Series C Preferred Stock divided by the conversion rate ($81.25 per share).

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

During the three-month period ended June 30, 2018, the Company issued 210 shares of Series C Preferred Stock pursuant to the terms of the October 2017 Purchaser Agreement, for total consideration of $2 million. As of June 30, 2018 and March 31, 2018, there were 1,091 and 1,132 shares of Series C Preferred Stock outstanding, respectively.

During the three-month period ended June 30, 2018, the Investor converted 251 shares of the Series C Preferred stock with a face value of $2.51 million and issued 772,323 shares of common stock and additional shares of common stock in dividend premium shares of 9,369,402 for an aggregate of a total of 10,141,725 shares issued.

As of June 30 2018 and March 31, 2018, the Company accrued common stock dividends on the Series C Preferred Stock based on the then 34.95% and 24.95% premium dividend rate per the 2016 and 2017 Stock Purchase Agreement, respectively, as described above. The Company recognized a total charge to additional paid-in capital and stock dividends distributable but not issued of $698,122 and $1,928,084 related to the stock dividend declared but not issued for the three month period ended June 30, 2018 and the year ended March 31, 2018, respectively.

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

See discussion of the October 2017 Purchase Agreement with the Investor in Note 2.

Warrants

On August 2, 2017, and effective June 13, 2017, the Company entered into an agreement with Vantage pursuant to which Vantage agreed to provide up to $6 million of funding to the Company, at the sole discretion of Vantage. The initial tranche consisted of $400,000 received on June 12, 2017, in exchange for the assignment to Vantage of all of the Company’s rights and ownership in its wholly-owned subsidiary Camber Permian II, LLC (“Camber Permian”) which included leaseholds and potential participation rights and warrants to purchase 64,000 shares of the Company’s common stock. The fair value of the warrants was determined to be $284,305 as of the grant date using the Black-Scholes Option Pricing model. Variables used in the Black Scholes model as of June 12, 2017 include (1) discount rate of 1.78% (2) expected term of 5 years, (3) expected volatility of 135.42%, and (4) zero expected dividends.

In June 2017, the Company granted warrants to purchase 64,000 shares of the Company’s common stock which were valued at the grant date under the Black-Scholes Option pricing model at $288,592. The exercise price of the warrants is $6.25 per share of common stock. The warrants expire five years from the grant date. The volatility utilized in the model was 135.42%. The discount rate was 1.78%.

On October 7, 2016, the Investor exercised the First Warrant in full and was due 55,385 shares of common stock upon exercise thereof and an additional 101,709 shares of common stock in consideration for the conversion premium due thereon. A total of 32,400 shares were issued to the Investor on October 7, 2016, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock). The Company received gross proceeds of $4,500,000 from the exercise of the First Warrant and paid placement agent fees of $427,500 for services rendered in connection with the First Warrant. Pursuant to the terms of the First Warrant, the number of shares due in consideration for the conversion premium increases as the annual rate of return under the First Warrant increases, including by 10% upon the occurrence of certain triggering events (which had occurred by the October 7, 2016 date of exercise), to 17% per annum upon the exercise of the First Warrant. Additionally, as the conversion rate for the conversion premium is currently 85% of the lowest daily volume weighted average price during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share, the number of shares issuable in connection with the conversion premium increases as the trading price of the Company’s common stock decreases, and the trading price of the Company’s common stock has decreased since the date the First Warrant was exercised, triggering a further reduction in the conversion price of the conversion premium and an increase in the number of shares due to the Investor in connection with the conversion of the amount owed in connection with the conversion premium. Additionally, pursuant to the interpretation of the Investor, the measurement period for the calculation of the lowest daily volume weighted average price currently continues indefinitely.

An aggregate of 4,417,911 shares of common stock were issued to the Investor in connection with the exercise of the Warrant during fiscal 2017 (200,000), 2018 (3,909,500), and 308,411 shares were issued in April 2018. The First Warrant has been fully-exercised and extinguished to date.

Additionally, warrants to purchase 2,667 shares of common stock granted in connection with an equity raise completed in April 2014 contained a weighted average anti-dilutive provision in which the exercise price of the warrants are adjusted downward based on any subsequent issuance or deemed issuance of common stock or convertible securities by the Company for consideration less than the then exercise price of such warrants. As a result of the anti-dilution rights, the exercise price of the warrants was adjusted to $69.82 per share, in connection with an automatic adjustment to the exercise price due to the Acquisition. As of June 30, 2017 and March 31, 2017, the fair value of the derivative liability associated with the 2,667 warrants was $5. Therefore, there was no change in the derivative liability fair value for the three months ended June 30, 2018.

At June 30, 2018 and March 31, 2018, outstanding warrants had an intrinsic value of $114,014 and $232, respectively. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options.

The following is a summary of the Company’s outstanding warrants at June 30, 2018:

Warrants		Exercise	Expiration	Intrinsic Value at
Outstanding		Price ($)	Date	June 30, 2018
448	(1)	0.25	August 13, 2018	114
2,667	(2)	69.82	April 21, 2019	—
4,972	(3)	37.50	April 21, 2021	—
64,000	(4)	6.25	June 12, 2022	—
1,000,000	(5)	0.39	May 24, 2023	113,900
1,072,088				$114,014

(1)	Warrants issued in connection with the Rogers Loan. The warrants were exercisable on the grant date (August 13, 2013) and remain exercisable until August 13, 2018. The exercise price was lowered to $0.01 per share on August 12, 2015.
(2)	Warrants issued in connection with the sale of units in the Company’s unit offering in April 2014. The Warrants became exercisable on April 21, 2014 and will remain exercisable thereafter until April 21, 2019.
(3)	Warrants issued in connection with the sale of convertible notes. The warrants were exercisable on the grant date (April 26, 2016) and remain exercisable until April 26, 2021.
(4)	Warrants issued in connection with the Initial Tranche of the funding from Vantage. The warrants were exercisable on the grant date (June 12, 2017) and remain exercisable until June 12, 2022.
(5)	Warrants issued in connection with the Severance Agreement with Richard Azar. The warrants were exercisable on the grant date (May 25, 2018) and remain exercisable until May 24, 2023.

NOTE 12 – SHARE-BASED COMPENSATION

Camber measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Stock Options

As of June 30, 2018 and 2017, the Company had 78 and 798 stock options outstanding with a weighted average exercise price of $1,294 and $885, respectively.

Of the Company’s outstanding options, no options were exercised or forfeited during the three months ended June 30, 2018. Additionally, no stock options were granted during the three months ended June 30, 2018. Compensation expense related to stock options during the three-month period ended June 30, 2018 and 2017 was $0 and $4,816, respectively.

Options outstanding and exercisable at June 30, 2018 and 2017 had no intrinsic value, respectively. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options.

As of June 30, 2018, there was no remaining unrecognized share-based compensation expense related to all non-vested stock options.

The following tabulation summarizes the remaining terms of the options outstanding:

Exercise	Remaining	Options	Options
Price ($)	Life (Yrs.)	Outstanding	Exercisable
1,294	2.3	78	78
	Total	78	78

NOTE 13 – LOSS PER COMMON SHARE

For the periods ended June 30, 2018 and 2017, all stock options and warrants are considered antidilutive.

Supplemental disclosures for loss per share are as follows:

	Three Months Ended June 30,
	2018	2017

Net loss	$(3,512,097)	$(3,048,978)
Less preferred dividends	(700,344)	(359,294)
Net loss attributable to common stockholders	$(4,212,441)	$(3,408,272)

Weighted average number of common shares - basic and diluted	9,501,394	1,217,043

Loss per common share - basic and diluted	$(0.44)	$(2.80)

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows:

	Three Months Ended June 30,
	2018	2017
Interest	$220,881	$584,472
Income taxes	$—	$—

Non-cash investing and financing activities included the following:

	Three Months Ended June 30,
	2018	2017
Increase in Accounts Payable for Accrued Capital Expenditures	$744,803	$4,395
Issuance of Common Stock of Prior Conversion of Convertible Notes	$142	$—
Change in Estimate for Asset Retirement Obligations	$3,942	$9,945
Debt Discounts on Notes Payable	$—	$36,712
Issuance of Common Stock for Common Stock Payable	$—	$23,573
Stock Dividends Distributable but not Issued	$698,996	$359,235
Issuance of Stock Dividends	$1,348	$59
Conversion of Preferred Stock B to Common Stock	$—	$1,025
Conversion of Preferred Stock C to Common Stock	$10,142	$1,275
Warrants Issued in Abeyance	$308	$—

NOTE 15 – SUBSEQUENT EVENTS

Amendment to Series C Redeemable Convertible Preferred Stock

On July 25, 2018, the Board of Directors of the Company and the sole holder of its Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”) approved an amendment to the Certificate of Designations of its Series C Preferred Stock. The amendment modified the beneficial ownership limitation, which previously prevented the holder of the Series C Preferred Stock from converting such Series C Preferred Stock into common stock, if upon such conversion, the holder would beneficially own greater than 4.99% of the Company’s outstanding common stock, to increase such ownership limitation to 9.99% of the Company’s outstanding common stock. On July 25, 2018, the Company filed the amendment to the Certificate of Designations with the Secretary of State of Nevada, which became effective on the same date.

From July 1, 2018 to August 13, 2018, the Investor converted 143 shares of Series C Preferred Stock into 9,091,083 shares of common stock; was issued an aggregate of an additional 14,603,000 shares of common stock in connection with true ups associated with prior conversions of Series C Preferred Stock; and as of August 13, 2018, was due an additional 15,335,524 shares in connection with true ups associated with prior conversions of Series C Preferred Stock, which shares were held in abeyance as of such date.

On July 9, 2018, the Company sold the Investor 210 shares of Series C Preferred Stock for $2 million.

N&B Energy Asset Disposition Agreement

On July 12, 2018, the Company entered into an Asset Purchase Agreement described in greater detail above under “Note 2 - Liquidity and Going Concern Considerations” - “N&B Energy Asset Disposition Agreement”.

Segundo Settlement Agreement

Also on July 12, 2018, the Company entered into a Compromise Settlement Agreement and Mutual Release with Segundo described in greater detail above under “Note 2 - Liquidity and Going Concern Considerations” - “Segundo Settlement Agreement”.

IBC Bank Standstill Agreement

On August 3, 2018, the Company entered into the Standstill Agreement with IBC Bank described in greater detail above under “Note 2 - Liquidity and Going Concern Considerations” - “IBC Bank Standstill Agreement”.

First Amendment to Sale Agreement

Also on August 3, 2018, the Company entered into the First Amendment to the Sale Agreement described in greater detail above under “Note 2 - Liquidity and Going Concern Considerations” - “First Amendment to Sale Agreement”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are generally located in the material set forth below under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. For a more detailed description of the risks and uncertainties involved, the following discussion and analysis should be read in conjunction with management’s discussion and analysis contained in Camber’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the SEC on July 2, 2018, and related discussion of our business and properties contained therein.

These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements which include, among others:

●	our ability to complete the transactions contemplated by the Sale Agreement;

●	defaults under our loan agreement with IBC and the terms of the IBC Standstill Agreement;

●	the availability of funding and the terms of such funding;
●	our ability to integrate and realize the benefits expected from future acquisitions that we may complete;
●	our growth strategies;
●	anticipated trends in our business;
●	our ability to repay outstanding loans and satisfy our outstanding liabilities;
●	our liquidity and ability to finance our exploration, acquisition and development strategies;
●	market conditions in the oil and gas industry;
●	the timing, cost and procedure for future acquisitions;
●	the impact of government regulation;
●	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;
●	legal proceedings and/or the outcome of and/or negative perceptions associated therewith;
●	planned capital expenditures (including the amount and nature thereof);
●	increases in oil and gas production;
●	changes in the market price of oil and gas;
●	changes in the number of drilling rigs available;
●	the number of wells we anticipate drilling in the future;
●	estimates, plans and projections relating to acquired properties;
●	the number of potential drilling locations; and
●	our financial position, business strategy and other plans and objectives for future operations.

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

Review of Information and Definitions

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2018.

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

Overview

Camber Energy, Inc., a Nevada corporation, is an independent oil and natural gas company based in Houston, Texas. We are engaged in the acquisition, development and sale of crude oil, natural gas and natural gas liquids from various known productive geological formations, including from the Hunton formation in Lincoln, Logan and Payne Counties, in central Oklahoma; the Cline shale and upper Wolfberry shale in Glasscock County, Texas; and in connection with our entry into the Horizontal San Andres play on the Central Basin Platform of the Permian Basin in West Texas announced on January 3, 2017. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006 and effective January 4, 2017, the Company changed its name to Camber Energy, Inc.

Our primary value drivers are our reserves, which must be developed to unlock their full potential. We believe the market conditions driving us toward the need for a larger entity of greater size and financial mass are even more essential in the current environment. In order to develop the significant reserves at our disposal, we believe that we must become, or become part of, a larger organization with ample cash flow and greater access to capital. Measures such as return on equity, liquidity and stock multiples have led us to conclude that the market, in general, views small-cap and mid-cap exploration and production companies as having greater potential than microcaps. The larger companies tend to have access to more favorable debt financing, receive greater analyst coverage, trade with greater liquidity and consequently, often have higher share prices. We are actively conducting workovers and subject to raising the balance of the funds due in connection with the October 2017 Purchase Agreement (defined and described in “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 11 – Stockholders’ Deficit” - “Series C Redeemable Convertible Preferred Stock”, above), which is subject to certain closing conditions described herein, the Company intends to acquire producing/non producing properties at value prices and participate in joint ventures with industry partners with the goal of enhancing production and cash flow.

The Company is aggressively seeking to dispose of unprofitable leveraged assets to stabilize cash flow and increase its net worth. Concurrently, the Company is working to build on the remaining platform and technical capacity created by our recent asset acquisitions described below. We intend to create a growth company capable of delivering on the long-expected conversion of reserves to production, continued long-term acreage development, and sustainable shareholder value.

Our website address is http://www.camber.energy. Our fiscal year ends on the last day of March of each year. The information on, or that may be accessed through, our website is not incorporated by reference into this report and should not be considered a part of this report. We refer to the twelve-month periods ended March 31, 2019 and March 31, 2018 as our 2019 Fiscal Year and 2018 Fiscal Year, respectively.

As of June 30, 2018, the Company had leasehold interests (working interests) covering approximately 17,173 net acres underlying a total of 74,630 gross acres in its two core regions, Central Oklahoma and West Texas. In Central Oklahoma the Company had 13,638/55,807 (net/gross) acres, most of which was acquired pursuant to the Acquisition. Approximately 95.7% of the Central Oklahoma acreage is held by production (“HBP”). In West Texas, the Company had 3,488/19,822 (net/gross) acres. Approximately 100% of this acreage is productive from the Cline and Wolfberry formations acquired pursuant to the Acquisition. The remaining West Texas acreage is newly acquired leasehold located on the Central Basin Platform of the Permian Basin, which was recently announced by the Company as part of its entry in the emerging Horizontal San Andres play.

As of June 30, 2018, Camber was producing an average of 818 net barrels of oil equivalent per day (Boepd) from over 105 active well bores. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. Our production sales totaled 74,480 barrels of oil equivalent, net to our interest, for the three-month period ended June 30, 2018.

At June 30, 2018, Camber’s total estimated proved reserves were 28,030 million barrels of oil equivalent (“Boe”), of which 1.680 million barrels (“Bbls”) were crude oil reserves, and 83,727 billion cubic feet (“Bcf”) were natural gas reserves. Approximately 80% of the barrel of oil equivalent (“Boe”) was proved producing. With the closing of our asset acquisition in August 2016, the Company acquired additional estimated proved reserves of 6.3 million Boe, of which 0.2 million Bbls were crude oil reserves, 14.8 billion Bcf were natural gas reserves and 3.7 million Bbls were natural gas liquids. Approximately 72% of Boe was proved producing.

As of June 30, 2018, the Company employed no full-time employees. We utilized contractors on an “as-needed” basis to carry out various functions, including but not limited to field operations, land administration, corporate activity and information technology maintenance.

On July 12, 2018, we entered into an Asset Purchase Agreement described in greater detail above under “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 2 - Liquidity and Going Concern Considerations” - “N&B Energy Asset Disposition Agreement”, to the consolidated unaudited financial statements included above. In the Sale Agreement (or our alternative transaction with IBC, as disclosed above “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 2 - Liquidity and Going Concern Considerations” - “IBC Bank Standstill Agreement”), the Company may undertake a change in business focus and/or may seek to combine with another company.

Industry Segments

Camber operations are all crude oil, natural gas and natural gas liquids exploration and production related.

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

In January 2018, we acquired approximately 3,000 leasehold acres in Okfuskee County, Oklahoma, including two producing wells and 7 non-producing well bores, for consideration of $210,000. The acquisition included three salt water disposal wells, to support existing and potential future hydrocarbon production. These assets are anticipated to be sold and/or transferred as part of the Sale Agreement.

Our Glasscock County, Texas properties produce oil and gas primarily from the Wolfberry, Cline and Fusselman formations and are all non-operated. In addition, the Company owns approximately 1,000 net acres and operations in the Permian Basin, Texas which it plans to sell or farm out. These assets are anticipated to be sold and/or transferred as part of the Sale Agreement.

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

The Company also plans to execute a growth strategy by building on the platform and technical capacity created by our recent asset acquisitions described below, provided that the Sale Agreement or the alternative transaction described above with IBC, does not close.

Financing

A summary of our financing transactions, funding agreements and other material funding transactions can be found under “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 2 – Liquidity and Going Concern Considerations”, “Note 6 – Note Payables and Debenture” and “Note 10 – Stockholders’ Deficit”, above.

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

Market Conditions and Commodity Prices

Our financial results depend on many factors, particularly the price of natural gas, natural gas liquids and crude oil and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by weather conditions, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future commodity prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our production volumes or revenues. In addition to production volumes and commodity prices, finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success. We expect prices to remain volatile for the remainder of the year. For information about the impact of realized commodity prices on our crude oil revenues, refer to “Results of Operations” below.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three-month periods ended June 30, 2018 and 2017 should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. As used below, the abbreviations “Bbls” stands for barrels, “NGL” stands for natural gas liquids, “Mcf” for thousand cubic feet and “Boe” for barrels of oil equivalent. Natural gas equivalents are determined using a ratio of 6 Mcf of natural gas to 1 Bbl of crude oil or NGLs (“Natural Gas Liquids”) based on 42 gallons to 1 Bbl of crude oil. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

We reported a net loss attributable to common stockholders for the three months ended June 30, 2018 of $4.2 million, or $(0.44) per share of common stock. For the same period a year ago, we reported a net loss attributable to common stockholders of $3.2 million or $(2.80) per share of common stock. As discussed in more detail below, our net loss attributable to common stockholders increased primarily to additional general and administrative expenses related to severance agreements.

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended June 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	3,153	9,898	(6,745)	(68%)
Natural Gas (Mcf)	210,326	240,570	(30,244)	(13%)
NGL (Gallons)	1,523,464	1,802,608	(279,142)	(15%)
Total (Boe) (1)	74,480	91,591	(17,111)	(19%)

Crude Oil (Bbls per day)	34	109	(75)	(69%)
Natural Gas (Mcf per day)	2,311	2,644	(333)	(13%)
NGL (Gallons per day)	16,741	19,809	(3,068)	(15%)
Total (Boe per day) (1)	818	1,021	(203)	(20%)

Average Sale Price:
Crude Oil ($/Bbl)	$63.45	$46.28	$17.17	37%
Natural Gas ($/Mcf)	$2.25	2.59	$(0.34)	(13%)
NGL ($/Bbl)	$28.15	19.15	$9.00	47%

Net Operating Revenues:
Crude Oil	$200,069	$458,039	$(257,970)	(56%)
Natural Gas	473,513	623,016	(149,503)	(24%)
NGL	1,021,114	821,750	199,364	24%
Total Revenues	$1,694,696	$1,902,805	$(208,109)	(11%)

(1) Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended June 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Direct lease operating expense	$862,971	$553,587	$309,384	56%
Marketing/gathering expense	491,357	399,735	91,622	23%
Workovers expense	57,339	90,792	(33,453)	(37%)
Other	—	58,781	(58,781)	(100%)
Lease Operating Expenses	$1,411,667	$1,102,895	$308,772	28%

Severance and Property Taxes	82,760	84,864	(2,104)	(2%)
Depreciation, Depletion, Amortization and Accretion	327,200	572,041	(244,841)	(43%)
Impairment of Oil and Gas Properties	531,657	775,374	(243,717)	(31%)
Gain on Sale of Oil and Gas Properties	—	(1,195)	1,195	100%

General and Administrative (“G&A”)	1,539,420	1,444,122	95,298	7%
Share-Based Compensation	343,629	4,816	338,813	70%
Total G&A Expense	$1,883,049	$1,448,938	$434,111	30%

Interest Expense	965,296	931,563	33,733	4%
Other Expense (Income), Net	5,164	37,303	(32,139)	(86%)

Direct Lease Operating Expenses

There was an increase in direct lease operating expense of approximately $0.3 million when comparing the current quarter to the prior year quarter. The increase is primarily due to increased costs related to shifting from having employees perform services to all services being contracted with third parties.

Marketing/Gathering Expense

Marketing/Gathering Expense increased from approximately $400,000 for the three-month period ended June 30, 2017 to approximately $491,000 for the three-month period ended June 30, 2018. The approximate $91,000 increase (23%) was due to overall increased transportation costs.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased for the current quarter as compared to the prior year’s quarter by approximately $0.2 million primarily related to the decrease in assets due to the fiscal year 2018 Rogers foreclosure.

Impairment of Oil and Gas Properties

The Company recorded an impairment of $0.5 million related to unproved properties for expired leases during the quarter ended June 30, 2018, compared to total impairments of approximately $0.8 million for the same period last year due to fewer lease expirations.

General and Administrative (G&A) Expenses and Share-Based Compensation

G&A expenses increased by approximately $434,000 for the current quarter as compared to the prior year’s quarter. The increase was due primarily to a severance payment to our former executives for cash of $150,000 and warrants valued at $343,629.

Interest Expense

Interest expense for the three months ended June 30, 2018 increased by approximately $34,000 when compared to the three-month period ended June 30, 2017 due to increased borrowing rate.

Other Expense (Income), Net

Other Expense (Income), net, for the three months ended June 30, 2018 decreased by approximately $32,000 when compared to the three-month period ending June 30, 2017, primarily due to a decrease in the amount of adjustment to the derivative warrant liability. – See also “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 7 – Derivatives”, above.

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

Our primary sources of cash for the three months ended June 30, 2018 were from funds generated from the sale of preferred stock, the sale of natural gas and crude oil production and funds borrowed under funding agreements. These cash flows were primarily used to fund our capital expenditures and operations and to repay indebtedness. See below for an additional discussion and analysis of cash flow.

Working Capital

On June 30, 2018, the Company’s total current liabilities of $41.9 million exceeded its total current assets of $1.3 million, resulting in a working capital deficit of $40.6 million, while at March 31, 2018, the Company’s total current liabilities of $40.0 million exceeded its total current assets of $1.7 million, resulting in a working capital deficit of $38.6 million. The $2.0 million increase in the working capital deficit is primarily due to operating losses.

A summary of our financing transactions, significant liabilities, recent funding agreement with Vantage, the Rogers Loan and foreclosure of amounts due thereunder and other recent funding transactions can be found under “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 2 – Liquidity and Going Concern Considerations”, “Note 6 – Note Payables and Debenture”, and “Note 11 – Stockholders’ Deficit”, above.

Cash Flows

	Three Months Ended June 30,
	2018	2017
Cash flows used in operating activities	$(1,246,307)	$(414,796)
Cash flows used in investing activities	(904,275)	(247,154)
Cash flows provided by (used in) financing activities	2,000,000	(707,854)

Net decrease in cash	$(150,582)	$(1,369,804)

Net cash used in operating activities was $1.2 million for the three months ended June 30, 2018, compared to $0.4 million for the same period a year ago. The increase in net cash used in operating activities of $0.8 million was primarily related to a change in operating liabilities.

Net cash used in investing activities was $0.9 million for the three months ended June 30, 2018, compared to net cash used in investing activities of $0.2 million for the same period a year ago, which increase was due to an increase in cash paid for oil and gas property development costs.

We had net cash provided by financing activities of $2 million for the three months ended June 30, 2018, compared to having net cash used by financing activities of $0.7 million for the same period a year ago, which change was primarily due to proceeds received from the sale of shares of Series C Preferred Stock.

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

Interest Rate Risk

As of June 30, 2018, the Company had $36.9 million of debt outstanding with IBC subject to a floating interest rate of 3% per annum above the New York Prime Rate. As the New York Prime Rate fluctuates from time to time, the loan agreement stipulates that in no event shall the rate of interest to be paid on the unpaid principal of the debt be less than 5.5% per annum. The interest rate is currently 8% per annum.

We may seek to reduce our exposure to interest volatility through financial instruments such as interest rate swap agreements to manage the interest rate on our variable rate debt. Under these arrangements, we would agree to exchange, at specified intervals, the difference between fixed and floating interest amounts, calculated by reference to an agreed upon notional principal amount.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures. The Company’s management, including the interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

Effective May 25, 2018, Mr. Richard N. Azar II resigned as Chief Executive Order in the normal course of business and not due to a disagreement with the Company or in connection with any matter relating to the Company’s operations, policies or practices. Effective on June 21, 2018, Mr. Azar resigned as a member of the Board of Directors.

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

Other than the above, there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Petroflow Matter

In October 2017, the Company agreed to pay directly and reimburse entities owned in part by Alan Dreeben, a former director of the Company, for legal fees and settlement payments expended in connection with the defense of Petroflow Energy Corporation v. Sezar Energy, L.P. and Brittany Energy, LLC, Case No. 16-CV-700-TCK;TLW, In the United States District Court – N.D. OK. The Company was the beneficiary through the release of interest in disputed lease interests from Petroflow to the Company that provides the Company with complete control over those properties to renew expired leases and to have 100% of the drilling rights related to those properties. Sezar Energy and Brittany Energy have assigned any interests they may have had in conjunction with litigation in exchange for the Company making the agreed settlement payments of $475,000 plus direct payments and reimbursement of the legal costs paid on behalf of the defendants by Mr. Dreeben. Total legal fees expended by such entities totaled $392,043, and the Company reimbursed such fees by issuing Mr. Dreeben 78,409 shares of common stock with a value of $0.20 per share in November 2017. In addition, the Company directly paid legal fees and settlement payments totaling $567,633. The total expense related to the Petroflow matter of $959,676 is included in General and Administrative expense on the statement of operations during the year ended March 31, 2018.

.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018, filed with the Commission on July 2, 2018, except as provided and discussed below, and investors should review the risks provided below and in the Form 10-K prior to making an investment in the Company.

The future occurrence or continuance of an event of default under the Standstill Agreement and the acceleration of amounts owed under the IBC loan and/or under other of our debt agreements could have a material adverse effect on us and our financial condition.

The amounts owed to IBC include standard and customary events of default. Upon the occurrence of an event of default under the IBC loan (provided that as described above, we are in breach of certain terms and conditions of the IBC loan, provided that IBC has entered into the Standstill Agreement and has agreed to forbear from taking any action to enforce such defaults pursuant to the terms of the Standstill Agreement discussed above) IBC can, at any time, provide us a notice of the occurrence of an event of default thereunder), IBC may declare the entire unpaid balance (as well as any interest, fees and expenses) immediately due and payable under the IBC loan. Additionally, future debt agreements we enter into will likely have standard events of default, provided they may also have non-standard events of default. In the event of an occurrence of an event of default under our future debt agreements, the holder(s) thereof may declare the amounts due thereunder immediately due and payable. Funding to repay such amounts, if required, may not be available timely, on favorable terms, if at all, and if our creditors were to require immediate repayment of the amounts owed, it would likely have a material adverse effect on our results of operations, financial condition and the value of our common stock.

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

On July 17, 2018, the Exchange granted the Company an extension for compliance with its listing requirements through December 15, 2018, subject to compliance with initiatives outlined in the Company’s compliance plan.

If the Company is not in compliance with the continued listing standards by December 15, 2018, or if the Company does not make progress consistent with the plan during the plan period, the NYSE Regulation staff may initiate delisting proceedings as appropriate.

If we are unable to regain compliance with the NYSE American criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing. In addition, delisting from the NYSE American might negatively impact our reputation and, as a consequence, our business. Additionally, if we were delisted from the NYSE American and we are not able to list our common stock on another national exchange we will no longer be eligible to use Form S-3 registration statements (which we are currently unable to use due to our ongoing defaults with IBC Bank) and will instead be required to file a Form S-1 registration statement for any primary or secondary offerings of our common stock, which would delay our ability to raise funds in the future, may limit the type of offerings of common stock we could undertake, and would increase the expenses of any offering, as, among other things, registration statements on Form S-1 are subject to SEC review and comments whereas take downs pursuant to a previously filed Form S-3 are not.

Failure to complete the transactions contemplated by the Sale Agreement or Standstill Agreement could negatively impact our stock price and future business and financial results.

If the transactions contemplated by the Sale Agreement (the “Sale Agreement Transactions”) and/or the Standstill Agreement (such transactions, together with the Sale Agreement Transactions, as applicable, the “Sale Agreement or Standstill Agreement Transactions”) are not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

●	we will not realize the benefits expected from the Sale Agreement Transactions, including a significant reduction in outstanding debt and will remain in default of the IBC Bank loan agreement (pending the completion of the transactions contemplated by the Standstill Agreement described above);

●	we may experience negative reactions from the financial markets and our partners;

●	IBC Bank may foreclose on our assets securing the IBC debt; and

●	matters relating to the Sale Agreement or Standstill Agreement Transactions may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

We will be subject to business uncertainties and contractual restrictions while the Sale Agreement or Standstill Agreement Transactions are pending.

Uncertainty about the effect of the Sale Agreement or Standstill Agreement Transactions may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Sale Agreement or Standstill Agreement Transactions are completed or terminated, and could cause partners and others that deal with us to seek to change existing business relationships, cease doing business with us or cause potential new partners to delay doing business with us until the Sale Agreement or Standstill Agreement Transactions have been successfully completed. Retention of certain personnel may be challenging during the pendency of the Sale Agreement or Standstill Agreement Transactions, as certain personnel may experience uncertainty about their future roles or compensation structure. If key personnel depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business following the Sale Agreement or Standstill Agreement Transactions could be negatively impacted. In addition, the Sale Agreement or Standstill Agreement Transactions restrict us from taking other specified actions until the Sale Agreement or Standstill Agreement Transactions are completed. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Sale Agreement or Standstill Agreement Transactions.

Completion of the Sale Agreement Transactions are subject to a number of conditions and if these conditions are not satisfied or waived, the Sale Agreement Transactions will not be completed.

The Sale Agreement Transactions are subject to customary closing conditions. Failure to fulfill any of such closing conditions could prevent us from completing the Sale Agreement Transactions and have a material adverse effect on the Company.

Termination of the Sale Agreement or Sale Agreement Transactions could negatively impact us.

In the event the Sale Agreement or Sale Agreement Transactions are terminated, our business may be adversely impacted by our failure to pursue other beneficial opportunities due to the focus of management on the Sale Agreement Transactions, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Sale Agreement Transactions will be completed.

If the benefits of the Sale Agreement or Standstill Agreement Transactions do not meet the expectations of the marketplace, or financial or industry analysts, the market price of our common stock may decline.

The market price of our common stock may decline as a result of the Sale Agreement or Standstill Agreement Transactions if we do not otherwise achieve the perceived benefits of the Sale Agreement or Standstill Agreement Transactions as rapidly as, or to the extent, anticipated by the marketplace, or financial or industry analysts. Accordingly, investors may experience a loss as a result of a decreasing stock price and we may not be able to raise future capital, if necessary, in the equity markets.

In the event the Sale Agreement or Standstill Agreement Transactions close, we may pursue acquisition and/or merger opportunities and/or affect a change in business focus.

In the event the Sale Agreement or Standstill Agreement Transactions close, we may purse acquisition and/or merger opportunities to enhance our value and growth prospects, which may result in a change in business focus. As a result our majority shareholders may change and new shares of common or preferred stock may be issued, resulting in substantial dilution to our then current shareholders. As a result, if there were new majority shareholders, they may change the composition of our Board of Directors and replace our current management. The new management may change, and/or acquisition or merger opportunities may result in the change of, our business focus and we can make no assurances that our future management will be able to properly manage the Company or that any change in our business focus will be successful. If we do not affect an acquisition and/or enter into merger or business combinations subsequent to affecting the Sale Agreement or Standstill Agreement Transactions, we may be forced to scale back or abandon our operations, which may cause the value of our common stock to decline or become worthless.

The full amount of premiums, interest and dividends through the maturity date of each applicable security held by the Investor is due upon the repayment/redemption (where applicable), exercise or conversion, as applicable, of the Debenture and Series C Preferred Stock.

The Debenture and Series C Preferred Stock provide that all applicable interest (due under the terms of the Debenture), and dividends (due under the terms of the Series C Preferred Stock), which each initially accrued in the amount of 6% per annum and which increase or decrease subject to the terms of the applicable securities, based on among other things, the trading price of the Company’s common stock, up to a maximum of 34.95% per annum (which are the current applicable percentage interest rates for the Debenture and the Series C Preferred Stock), are due upon exercise or conversion, or repayment/redemption (where applicable) thereof, for the full seven year term of such securities.

The requirement that we pay all premiums, interest and dividends through maturity and the adjustable nature of such premium, interest and dividend rates, may force us to issue the Investor significant additional shares of common stock, which may cause significant dilution to existing stockholders. The requirement that we pay all premiums, interest and dividends through maturity may make it too costly for us to repay or redeem, as applicable, the Investor’s securities, prior to exercise/conversion thereof, as applicable.

The number of shares of common stock issuable in consideration for premiums, interest and dividends through maturity on the First Warrant, Debenture and Series C Preferred Stock, continue to be adjustable after the exercise or conversion of such securities.

Pursuant to the terms of the First Warrant, Debenture and Series C Preferred Stock, the conversion rate of such securities in connection with the premiums, interest and dividends due on such securities through maturity (each 7 years, regardless of when converted or exercised), continues to be adjustable after the issuance of such securities. Specifically, such securities remain adjustable, based on a discount to the lowest daily volume weighted average price during a measuring period for a period of 60 days after the applicable number of shares stated in the initial exercise/conversion notice have actually been received into the Investor’s designated brokerage account in electronic form and fully cleared for trading (subject to certain extensions described in the applicable securities). Because the Investor is limited to holding not more than 9.99% of the Company’s common stock upon exercise/conversion of any security, the Investor will not receive all of the shares due upon any exercise/conversion, until it has sold shares and been issued additional shares and as such, the beginning date for the applicable 30 or 60 day period after issuance/conversion is impossible to determine and may be a significant additional number of days after the initial exercise/conversion by the Investor.

In the event of a decrease in the Company’s stock price during the applicable measuring periods, the conversion rate of the premiums, interest and dividends due on such applicable securities will adjust downward and the Investor will be due additional shares of common stock, which issuances may cause further significant dilution to existing shareholders and the sale of such shares may cause the value of the Company’s common stock to decline in value. Furthermore, it is likely that the sale by the Investor of the shares of common stock which the Investor receives in connection with any exercise/conversion, during the applicable measuring period, will cause the value of the Company’s common stock to decline in value and the conversion rate to decrease and will result in the Investor being due additional shares of common stock during the measuring period, which will trigger additional decreases in the value of the Company’s common stock upon further public sales by the Investor. If this were to occur, the Investor would be entitled to receive an increasing number of shares, upon exercise/conversion of the remaining securities, which could then be sold, triggering further price declines and exercises/conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

The issuance of common stock upon conversion of the Debenture and Series C Preferred Stock will cause immediate and substantial dilution and the sale of such stock will cause significant downward pressure on our stock price.

The issuance of common stock upon conversion of the Debenture and Series C Preferred Stock will result in immediate and substantial dilution to the interests of other stockholders. Although the Investor may not receive shares of common stock exceeding 9.99% of our outstanding shares of common stock immediately after affecting such exercise/conversion, this restriction does not prevent the Investor from receiving shares up to the 9.99% limit, selling those shares, and then receiving the rest of the shares it is due, in one of more tranches, while still staying below the 9.99% limit. If the Investor chooses to do this, it will cause substantial dilution to the then holders of our common stock. Additionally, the continued sale of shares issuable upon successive conversions/exercises will likely create significant downward pressure on the price of our common stock as the Investor sells material amounts of our common stock over time and/or in a short period of time. This could place further downward pressure on the price of our common stock and in turn result in the Investor receiving an ever increasing number of additional shares of common stock upon exercise/conversion of its securities, and adjustments thereof, which in turn will likely lead to further dilution, reductions in the exercise/conversion price of the Investor’s securities and even more downward pressure on our common stock, which could lead to our common stock becoming devalued or worthless.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

An aggregate of 4,417,911 shares of common stock were issued to the Investor in connection with the exercise of the Warrant during fiscal 2017 (200,000), 2018 (3,909,500), and 308,411 shares were issued in April 2018. The First Warrant has been fully-exercised and extinguished to date.

As of August 13, 2018, the Investor had converted 527 shares of Series C Preferred Stock into approximately 34.1 million shares of common stock (when including true ups), subject to further adjustments pursuant to the terms of the Series C Preferred Stock, not including 15.3 million shares of common stock which are currently held in abeyance subject to the terms of the Investor’s beneficial ownership limitation (9.99%). Additionally, the 1,158 shares of Series C Preferred Stock sold pursuant to the terms of the October 2017 Stock Purchase Agreement date, can convert, pursuant to their terms, and including conversion premiums thereon, into approximately 73.6 million shares of common stock, subject to further adjustments pursuant to the terms of the Series C Preferred Stock, based on a conversion price of $0.4044 per share, which conversion price may actually be significantly less than such estimate and which shares due may be significantly greater, as of the date of this filing.

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

As of June 30, 2018, the 408,508 outstanding shares of Series B Preferred Stock accrued $877 in dividends. The Company plans to pay the dividend subsequent to the date of this filing, by way of the issuance of an aggregate of 1,753 shares of our common stock to the preferred shareholders pursuant to the terms of the designation (which provides that the Shares shall be based on a value of $87.50 per share). As the issuance of the common stock in satisfaction of the dividends will not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, is required under the Securities Act. Notwithstanding the above, to the extent such shares are deemed “sold or offered”, we plan to claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, since the transaction will not involve a public offering, the recipients are “accredited investors”, and will acquire the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities will be subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities will not be registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws. The 1,751 shares were issued to Richard N. Azar II, our then Chief Executive Officer and director (457 shares), RAD2 Minerals, Ltd., which is owned and controlled by Mr. Azar (856 shares), Segundo Resources, LLC, which is owned and controlled by Mr. Azar (249 shares), and Alan Dreeben (189 shares).

On October 5, 2017, the Company and the Investor entered into the October 2017 Purchase Agreement described in greater detail below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Recent Securities and Stock Purchase Agreements”. On October 5, 2017, in connection with the entry into the October 2017 Purchase Agreement, the Investor purchased 212 shares of Series C Preferred Stock for $2 million (the “Initial Closing”); on November 21, 2017, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 106 shares of Series C Preferred Stock for $1 million (the “Second Closing”); on December 27, 2017, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Third Closing”); on January 31, 2018, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Fourth Closing”); on February 22, 2018, pursuant to the terms of the October 2017 Purchase Agreement, we sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Fifth Closing”); on March 9, 2018, the Company sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Sixth Closing”); on April 10, 2018, the Company sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Seventh Closing”); on May 22, 2018, the Company sold the Investor an additional 105 shares of Series C Preferred Stock for $1 million (the “Eighth Closing”); and on July 9, 2018, the Company sold the Investor an additional 210 shares of Series C Preferred Stock for $2 million (the “Ninth Closing”).

The Sixth Closing, Seventh Closing, Eighth Closing, and Ninth Closing occurred notwithstanding the terms of the October 2017 Purchase Agreement which required the sixth closing to be for a total of $5 million (the “$5 Million Closing”), as the parties mutually agreed to the sales of only $1 million of Series C Preferred Stock to be sold pursuant to the $5 Million Closing, at the Sixth Closing, Seventh Closing and Eighth Closing, and for $2 million of Series C Preferred Stock to be sold at the Ninth Closing.

The Company plans to use the proceeds from the sale of the Series C Preferred Stock for working capital, workovers on existing wells, drilling and completion of additional wells, acquisitions, repayment of vendor balances and payments to IBC, in anticipation of regaining compliance.

On April 6, 2016, the Company entered into a Securities Purchase Agreement with the Investor, pursuant to which the Company issued a redeemable convertible subordinated debenture, with a face value of $530,000, initially convertible into 6,523 shares of common stock at a conversion price equal to $81.25 per share. The debenture matures in seven years and accrues interest at a rate of 6.0% per annum. Due to the prior decline in the price of our common stock and that a trigger event occurred on June 30, 2016 as a result of the delay in filing our Annual Report on Form 10-K for the year ended March 31, 2016, the premium rate on the debenture increased from 6% to 34% and the conversion discount became 85% of the lowest daily volume weighted average price during the measuring period (60 days prior to and 60 days after the last date that the Investor receives the last of the shares due), less $0.10 per share of common stock not to exceed 85% of the lowest sales price on the last day of such period less $0.10 per share.

On August 23, 2017, the Investor converted $35,000 of the principal amount of the Debenture into an aggregate of 70,189 shares of common stock, which included 431 shares for conversion of principal (at $81.25 per share) and 69,758 shares for premiums.

On April 20, 2018, the Investor was issued 141,982 as a result of true-ups in connection with the August 23, 2017 conversion of the Debenture.

As of August 13, 2018, the remaining amount of the Debenture, $495,000, can be converted, pursuant to its terms, and including conversion premiums thereon, into approximately 3 million shares of common stock, subject to further adjustments pursuant to the terms of the Debenture, based on a conversion price of $0.4044 per share, which conversion price may actually be significantly less than such estimate and which shares due may be significantly greater, as of the date of this filing.

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

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, and the rules and regulations promulgated thereunder in connection with the grant described above since the foregoing grant did not involve a public offering, the recipient was (a) an “accredited investor”, and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. With respect to the transaction described above, no general solicitation was made either by us or by any person acting on our behalf. The transaction was privately negotiated, and did not involve any kind of public solicitation. No underwriters or agents were involved in the foregoing grant and we paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Use of Proceeds from Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The information set forth above under “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 6 – Notes Payable and Debenture” – “Loan Agreement with International Bank of Commerce (“IBC” or “IBC Bank”)”, is incorporated herein by reference.

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

CAMBER ENERGY, INC.
(Registrant)

/s/ Louis G. Schott
Louis G. Schott
Interim Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2018

/s/ Robert Schleizer
Robert Schleizer
Chief Financial Officer
(Principal Financial/Accounting Officer)
Date: August 14, 2018

EXHIBIT INDEX

2.1	Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser and Camber Energy, Inc., as Seller, dated July 12, 2018 (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on July 13, 2018 and incorporated herein by reference) (File No. 001-32508)

2.2	First Amendment to Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser and Camber Energy, Inc., as Seller, dated August 2, 2018 (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on August 7, 2018 and incorporated herein by reference) (File No. 001-32508)

3.1	Amendment to Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 25, 2018 (Filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed with the Commission on July 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.1***	Separation and Release Agreement between Camber Energy, Inc. and Richard N. Azar II dated May 25, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

10.2***	Common Stock Purchase Warrant granted to Richard N. Azar II dated May 25, 2018 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

10.3***	Engagement Letter with Fides Energy LLC/Louis G. Schott dated May 25, 2018 (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

10.4	Compromise Settlement Agreement and Mutual Release by and between Camber Energy, Inc. and Segundo Resources, LLC, dated July 12, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on July 13, 2018 and incorporated herein by reference) (File No. 001-32508)

10.5	Agreement in Connection with the Loan by and Between Camber Energy, Inc. and International Bank of Commerce (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on August 7, 2018 and incorporated herein by reference) (File No. 001-32508)

16.1	Letter dated August 2, 2018 from GBH CPAs, PC to the Securities and Exchange Commission (Filed as Exhibit 16.1 to the Company’s Report on Form 8-K, filed with the Commission on August 2, 2018 and incorporated herein by reference) (File No. 001-32508)

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer

31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer

32.2**	Section 906 Certification of Periodic Report of Principal Financial Officer

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.LAB	XBRL Label Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.

*101.DEF	XBRL Definition Linkbase Document

* Exhibits filed herewith.

** Exhibits furnished herewith.

*** Management contract or compensatory plan.