Form 10-Q
period 2018-09-30
CAMBER ENERGY, INC.
filed 2018-11-16
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	123,967,648 (as of November 13, 2018)

CAMBER ENERGY, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAMBER ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2018	2018
ASSETS
Current Assets
Cash	$5,331,578	$760,317
Restricted Cash	—	26,834
Accounts Receivable	51,643	646,891
Other Current Assets	119,570	228,733
Total Current Assets	5,502,791	1,664,775

Property and Equipment
Oil and Gas Properties - Subject to Amortization	51,043,502	61,082,526
Oil and Gas Properties - Not Subject to Amortization	28,013,365	28,016,989
Other Property and Equipment	1,570	1,570
Total Property and Equipment	79,058,437	89,101,085
Accumulated Depletion, Depreciation and Amortization	(77,770,662)	(76,555,506)
Total Property and Equipment, Net	1,287,775	12,545,579
Other Assets	198,519	57,510
Total Assets	$6,989,085	$14,267,864

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities
Accounts Payable	$3,487,799	$2,972,261
Common Stock Payable	—	200,000
Accrued Expenses	578,568	1,140,730
Notes Payable, Net of Discount	293,628	247,403
Current Portion of Long-Term Notes Payable, Net of Discount	—	35,691,567
Total Current Liabilities	4,359,995	40,251,961

Asset Retirement Obligations	332,447	979,159
Derivative Liability	5	5
Total Liabilities	4,692,447	41,231,125

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par, -0- Shares Issued and Outstanding	—	—
Preferred Stock Series B, 600,000 Shares Authorized of $0.001 Par, 408,508 and 408,508 Shares Issued and Outstanding, respectively, Liquidation Preference of $10,212,700	409	409
Preferred Stock Series C, 500,000 Shares Authorized of $0.001 Par, 1,683 and 1,132 Shares Issued and Outstanding, respectively, Liquidation Preference of $16,830,000	2	1
Common Stock, 500,000,000 Shares Authorized of $0.001 Par, 73,850,733 and 5,758,970 Shares Issued and Outstanding, respectively	73,851	5,759
Additional Paid-in Capital	149,306,871	141,424,282
Stock Dividends Distributable	4,060,858	2,467,910
Accumulated Deficit	(151,145,353)	(170,861,622)
Total Stockholders’ Equity (Deficit)	2,296,638	(26,963,261)
Total Liabilities and Stockholders’ Equity (Deficit)	$6,989,085	$14,267,864

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating Revenues
Crude Oil	$181,952	$217,211	$382,021	$675,250
Natural Gas	266,430	457,389	739,943	1,080,405
Natural Gas Liquids	361,084	807,453	1,382,198	1,629,203
Total Revenues	809,466	1,482,053	2,504,162	3,384,858

Operating Expenses
Lease Operating Expenses	747,374	1,345,209	2,159,041	2,448,104
Severance and Property Taxes	44,495	78,938	127,255	163,802
Depreciation, Depletion, Amortization, and Accretion	136,726	434,948	463,926	1,006,989
Impairment of Oil and Gas Properties	224,309	1,375,000	755,966	2,150,374
Gain on Sales of Oil and Gas Properties	(25,808,246)	—	(25,808,246)	—
General and Administrative	952,201	1,264,255	2,835,250	2,713,193
Total Operating Expenses	(23,703,141)	4,498,350	(19,466,808)	8,482,462
Operating Income (Loss)	24,512,607	(3,016,297)	21,970,970	(5,097,604)

Other Expense (Income)
Interest Expense	1,268,811	3,231,778	2,234,107	4,163,341
Other Expense (Income), Net	15,430	(1,959)	20,594	34,149
Total Other Expenses	1,284,241	3,229,819	2,254,701	4,197,490

Net Income (Loss)	$23,228,364	$(6,246,116)	$19,716,269	$(9,295,094)

Net Income (Loss) Per Common Share
Basic	$0.58	$(4.28)	0.79	$(7.25)
Diluted	$0.16	$(4.28)	0.15	$(7.25)

Weighted Average Number of Common Shares Outstanding
Basic	40,325,026	1,543,467	24,939,537	1,381,147
Diluted	135,901,454	1,543,467	120,517,364	1,381,147

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities
Net Income (Loss)	$19,716,269	$(9,295,094)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	463,926	1,006,989
Impairment of Oil and Gas Properties	755,966	2,150,374
Loss on Sale of Fixed Assets	—	9,595
Gain on Sale of Oil and Gas Properties	(25,808,246)	(1,195)
Share-Based Compensation	343,629	9,632
Amortization of Discount on Notes	1,298,275	601,783
Change in Fair Value of Derivative Liability	—	(20,891)
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	595,248	166,111
Other Current Assets	109,163	82,587
Accounts Payable and Accrued Expenses	691,994	4,602,529
Net Cash Used in Operating Activities	(1,833,776)	(687,580)

Investing Cash Flows
Cash Paid for Oil and Gas Property Development Costs	(2,482,788)	(661,442)
Proceeds from Sale Fixed Assets	—	10,069
Cash Paid for (Proceeds from) Deposits	(141,009)	8,416
Proceeds from Sale of Oil and Gas Properties	—	404,287
Net Cash Used in Investing Activities	(2,623,797)	(238,670)

Financing Cash Flows
Proceeds from Issuance of Notes Payable	—	150,000
Principal Repayments of Notes Payable	—	(1,360,087)
Proceeds from Issuance of Series C Preferred Stock and Warrants	9,000,000	—
Net Cash Provided by Financing Activities	9,000,000	(1,210,087)

(Decrease) Increase in Cash and Restricted Cash	4,542,427	(2,134,337)
Cash and Restricted Cash at Beginning of the Period	789,151	2,389,761
Cash and Restricted Cash at End of the Period	$5,331,578	$253,424

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

 NOTES TO FINANCIAL STATEMENTS

 (Unaudited)

NOTE 1 – GENERAL

 Camber Energy Inc. (“Camber” or the “Company”) is an independent oil and gas company engaged in the development and acquisition of onshore properties in Texas. Subsequent to the sale of its assets in Oklahoma to N&B Energy, LLC (“N&B Energy”) effective August 1, 2018 (see further discussion in Note 2), Camber retained its assets in Glasscock County and operates in Hutchinson Counties, Texas. Additionally, as part of the N&B transaction, the Company also retained a 12.5% production payment (effective until a total of $2.5 million has been received); a 3% overriding royalty interest in its existing Okfuskee County, Oklahoma asset; and an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignments of Overriding Royalty Interests.

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

On March 1, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to effect a 1-for-25 reverse stock split of all outstanding common stock shares of the Company. The reverse stock split was effective on March 5, 2018. The effect of the reverse stock split was to combine each 25 shares of outstanding common stock into one new share, with no change in authorized shares or par value per share, and to reduce the number of common stock shares outstanding from approximately 103.5 million shares to approximately 4.1 million shares (prior to rounding). Proportional adjustments were made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans. The reverse stock split did not affect any shareholder’s ownership percentage of the Company’s common stock, except to the limited extent that the reverse stock split resulted in any shareholder owning a fractional share. Fractional shares of common stock were rounded up to the nearest whole share based on each holder’s aggregate ownership of the Company. All issued and outstanding shares of common stock, conversion terms of preferred stock, options and warrants to purchase common stock and per share amounts contained in the financial statements, in accordance with Staff Accounting Bulletin (“SAB”) TOPIC 4C, have been retroactively adjusted to reflect the reverse split for all periods presented.

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At September 30, 2018, the Company's total current assets of $5.5 million exceeded its total current liabilities of $4.4 million, resulting in working capital of $1.1 million, while at March 31, 2018, the Company’s total current liabilities of $40.3 million exceeded its total current assets of $1.7 million, resulting in a working capital deficit of $38.6 million. The $39.7 million increase in the working capital is primarily due to the assignment of the liabilities owed under the IBC Loan Agreement to N&B Energy in September 2018, as discussed below under “Note 2 - Liquidity and Going Concern Considerations - Assumption Agreement”.

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

The Asset Purchase Agreement between the Sellers and the Company relating to the Acquisition included the requirement that, following the closing, the parties undertake an accounting/true-up of expenses attributable to the assets acquired by the Company and revenue generated from such assets. A dispute arose between the Sellers and the Company as to the time period which the Company was to be responsible for the payment of expenses and was to receive the revenue from such assets prior to the closing of the transaction. Specifically, the Company believed that the agreements provided for it to be responsible for all expenses associated with the assets, and to receive all revenue generated from the assets, from April 1, 2016, the effective date of the Asset Purchase Agreement, through the closing date, August 25, 2016. The Sellers on the other hand, which include entities owned by Richard N. Azar, II, the Company’s then interim Chief Executive Officer, argued that the Company was only responsible for expenses, and was only due to receive revenue from the assets, beginning on the closing date, August 25, 2016. The difference in the amounts claimed due to the Company from the parties varied from a high of $1,121,718, which the Company alleged was due, to a low of $342,298, which the Sellers alleged was due. On July 12, 2018, the Company entered into a Compromise Settlement Agreement and Mutual Release with Segundo Resources, LLC”), which is owned and controlled by Mr. Azar (“Segundo” and the “Segundo Settlement”), in partial consideration for N&B Energy agreeing to enter into the Sale Agreement (discussed below). Pursuant to the Segundo Settlement, Segundo surrendered 15,237 shares of common stock valued at $76.25 per share as of the effective date of the closing of the acquisition contemplated by the December 31, 2015 Asset Purchase Agreement (which closing effective date was April 1, 2016) for cancellation (which cancellation occurred in October 2018), and released the Company from any and all claims which Segundo previously alleged were owed under the terms of the December 31, 2015 Asset Purchase Agreement. The Company and Segundo also provided each other full releases in connection with the December 31, 2015 Asset Purchase Agreement and Segundo agreed to indemnify the Company and hold it harmless against any claims made by the other sellers under the December 31, 2015 Asset Purchase Agreement.

 As discussed in “Note 6 – Notes Payable and Debenture”, the Company borrowed $40 million from International Bank of Commerce (“IBC” or “IBC Bank”) effective August 25, 2016. The proceeds of the loan were used to repay and refinance approximately $30.6 million of indebtedness owed by certain of the Sellers to IBC as part of the closing of the Acquisition. As of June 30, 2018 and March 31, 2018, the Company was not in compliance with certain covenants of the loan agreement, including requiring the Company to maintain a net worth of $30 million, the Company was in default of the terms of the loan, and the balance of the loan due to IBC of $36.9 million (less unamortized debt issuance costs of approximately $1.3 million), was recognized as a short-term liability on the Company’s balance sheet as of June 30, 2018 and March 31, 2018. The Company also recognized approximately $0 and $39,000 in accrued interest as of September 30, 2018 and March 31, 2018, respectively related to this note. As discussed below, in September 2018, the Company assigned all of the obligations and liability under the IBC Bank documents to N&B Energy.

On April 6, 2016, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited institutional investor (the “Investor”), pursuant to which the Company sold and issued a redeemable convertible subordinated debenture, with a face amount of $530,000, initially convertible into 6,523 shares of common stock (subject to certain conversion premiums) at a conversion price equal to $3.25 per share and a warrant to initially purchase 55,385 shares of common stock (subject to adjustment thereunder) at an exercise price equal to $81.25 per share (the “First Warrant”). The Investor purchased the debenture at a 5.0% original issue discount in the amount of $500,000 and has exercised the First Warrant in full as described below for the sum of $4.5 million. Additionally, the Investor has fully converted the debenture as of the date of this filing.

Also on April 6, 2016, the Company entered into a Stock Purchase Agreement with the Investor, pursuant to which the Company agreed, subject to certain conditions, to issue up to 527 shares of Series C redeemable convertible preferred stock (the “Series C Preferred Stock”) at a 5% original issue discount, convertible into 1,621,539 shares of common stock (subject to certain conversion premiums) at a conversion price of $3.25 per share, and a warrant to initially purchase 44,444 shares of common stock at an exercise price of $112.50 per share (the “Second Warrant”). Under the terms of the Stock Purchase Agreement, the Second Warrant and 53 shares of Series C Preferred Stock were sold and issued for $500,000 on September 2, 2016, and the remaining 474 shares of Series C Preferred Stock were sold and issued for $4.5 million on November 17, 2016.

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

On October 7, 2016, the Investor exercised the First Warrant in full and was due 55,385 shares of common stock upon exercise thereof and an additional 101,709 shares of common stock in consideration for the conversion premium due thereon. A total of 32,400 shares were issued to the Investor on October 7, 2016, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock), provided that all of such shares due to the Investor upon the exercise of the First Warrant have been issued to date. The Company received gross proceeds of $4,500,000 from the exercise of the First Warrant and paid placement agent fees of $427,500 for services rendered in connection with the First Warrant. Pursuant to the terms of the First Warrant, the number of shares due in consideration for the conversion premium increased as the annual rate of return under the First Warrant increased, including by 10% upon the occurrence of certain triggering events (which had occurred by the October 7, 2016 date of exercise), to 17% per annum upon the exercise of the First Warrant.

An aggregate of 4,417,911 shares of common stock were issued to the Investor in connection with the exercise of the Warrant during fiscal 2017 (200,000), fiscal 2018 (3,909,500), and 308,411 shares were issued in April 2018. The First Warrant has been fully-exercised and extinguished to date.

N&B Energy Asset Disposition Agreement

On July 12, 2018, the Company entered into an Asset Purchase Agreement (the “Sale Agreement”), as seller, with N&B Energy, as purchaser, which entity is affiliated with Richard N. Azar II, the Company’s former Chief Executive Officer and former director, and Donnie B. Seay, the Company’s former director. Pursuant to the Sale Agreement, the Company agreed to sell to N&B Energy a substantial portion of its assets, including all of the assets acquired pursuant to the terms of the December 31, 2015 Asset Purchase Agreement with Segundo and certain other more recent acquisitions, other than the production payment and overriding royalty interests discussed below (the “Assets”). In consideration for the Assets, N&B Energy agreed to pay the Company $100 in cash, to assume all of the Company’s obligations and debt owed under its outstanding loan agreement with IBC Bank, which had a then outstanding principal balance of approximately $36.9 million and Segundo agreed to enter into the Segundo Settlement, described below.

IBC Bank Standstill Agreement

On August 3, 2018, the Company entered into an agreement in connection with the loan (the “Standstill Agreement”) with IBC Bank, which was effective August 1, 2018. Among other terms, described below, the Standstill Agreement was entered into to provide the Company sufficient time to close the transactions contemplated by the Sale Agreement. Pursuant to the Standstill Agreement:

(a)	The Company confirmed that certain defaults had occurred under the terms of the Real Estate Lien Note dated August 25, 2016 (the “Note”) in the original principal amount of $40,000,000 (which had an outstanding principal balance of approximately $36.9 million), entered into pursuant to the Loan Agreement dated August 25, 2016 (the “Loan Agreement” and together with the Note, and the other documents entered into evidencing, documenting and securing the Loan, the “Loan Documents”);

(b)	The Company, on behalf of it and its representatives, provided IBC Bank a release of all claims which it and such parties may have had as of the date of the Standstill Agreement;

(c)	The Company agreed to certain venue requirements in connection with any bankruptcy proceeding the Company may file or have filed against it in the future, agreed to waive certain automatic stays provided under applicable bankruptcy law and confirmed IBC Bank’s security interests;

(d)	IBC Bank agreed to stand still and not take any action to collect the indebtedness evidenced by the Loan Documents, prior to the earlier of (i) September 30, 2018, unless the closing date of the Sale Agreement is required to be extended due to no fault of the Company, due to the regulatory requirements of the Securities and Exchange Commission and/or NYSE American, in which case such date shall be automatically extended to no later than October 31, 2018, unless extended by both parties; or (ii) a default of the conditions of the stand still as set forth in the Standstill Agreement (collectively, the “Standstill Date”);

(e)	The Company agreed to certain conditions to the standstill, including:

(i)	Depositing all funds in excess of $5,000 with IBC Bank by 5:00 p.m. on Tuesday, August 7, 2018 (the “Deadline”);

(ii)	The Company pledging to IBC Bank prior to the Deadline, 87.5% of all of the Company’s right, title and interest to its assets located in Okfuskee County, Oklahoma and all wells, leasehold, mineral and surface interest, personal property, and all other property or assets located on or associated with said field owned by the Company that were recently purchased from Orion Energy (with the remaining 12.5% to be pledged to IBC Bank prior to the closing date of the Sale Agreement);

(iii)	Paying all of IBC Bank’s expenses and reasonable attorney fees in connection with the Note prior to the Deadline;

(iv)	Paying the June 2018 interest on the Note prior to the Deadline;

(v)	Paying the July 2018 interest on the Note prior to the Deadline;

(vi)	Agreeing to certain covenants and restrictions regarding the assets securing the Loan Documents during the stand still period; and

(vii)	Confirming that during the stand still period, the per annum interest rate of the Note will be 3% above the New York Prime Rate, subject to a floor of 5.5% per annum, with a beginning interest rate of 8% per annum.

(f)	IBC Bank agreed to allow the Company to undertake the transactions contemplated by the Sale Agreement, subject to the terms of the Standstill Agreement;

(g)	IBC Bank agreed, that if the Company was ready, willing and able to close the transactions contemplated by the Sale Agreement, but N&B Energy was not ready to close such transaction, on or before the Standstill Date (as extended), that it could surrender the assets planned to be sold pursuant to the Sale Agreement to IBC Bank (which may be undertaken pursuant to a foreclosure of such assets); and

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

Additionally, in order to avoid the significant time required to file a proxy statement with the Securities and Exchange Commission, clear comments with the Securities and Exchange Commission, hold a meeting and obtain shareholder approval, and because such shareholder approval was not required pursuant to applicable law or the rules of the NYSE American, the Company’s management determined to not seek shareholder approval, but to instead seek a third-party opinion as to the fairness of the transaction to the Company’s shareholders.

Second Amendment to Sale Agreement

On September 24, 2018, the Company, N&B Energy and CE Operating, LLC, the Company’s wholly-owned subsidiary (“CE Operating”), entered into a Second Amendment to Asset Purchase Agreement (the “Second Amendment”), which amended the terms of the Sale Agreement. Pursuant to the Second Amendment, the Company, N&B Energy and CE Operating agreed (a) to clarify that all of the representations of the Company made in the Sale Agreement relating to portions of the Assets held in the name of CE Operating shall be deemed made by CE Operating and not the Company and that CE Operating shall be deemed a party to the Sale Agreement, solely in order to make such representations; and (b) to extend the deadline for closing the transactions contemplated by the Sale Agreement to September 26, 2018, or such other date as the Company and N&B shall agree upon in writing.

Assumption Agreement

On September 26, 2018, the Company entered into an Assumption Agreement (the “Assumption Agreement”) with IBC Bank; CE Operating; N&B Energy, which entity is affiliated with Richard N. Azar, II, the Company’s former Chief Executive Officer and former director (“Azar”), and Donnie B. Seay, the Company’s former director (“Seay”); Azar; RAD2 Minerals, Ltd., an entity owned and controlled by Azar (“RAD2”); Seay; and DBS Investments, Ltd., an entity owned and controlled by Seay. Azar, Seay, RAD2, and DBS are collectively referred to as the “Guarantors”.

Pursuant to the Assumption Agreement, N&B Energy agreed to assume all of the Company’s liabilities and obligations owed to IBC Bank under the Loan Documents, the amount due under and in connection which was secured by (a) an Oil and Gas Mortgage, Security Agreement, Financing Statement and Assignment of Production (Oklahoma) dated August 25, 2016, covering all of the Company’s right, title and interest in and to certain oil, gas and mineral leases and/or minerals, mineral interests and estates located in Lincoln, Payne, and Logan Counties, Oklahoma; (b) an Oil and Gas Mortgage, Security Agreement, Financing Statement and Assignment of Production (Oklahoma) dated August 1, 2018, covering all of the Company’s right, title, and interest in and to certain oil, gas, and mineral leases and/or mineral interests and estates located in Okfuskee County, Oklahoma (collectively, the “Orion Interests”); and (c) the Mortgage, Deed of Trust, Assignment, Security Agreement and Financing Statement dated as of August 25, 2016, covering the Company’s mineral interests located in Glasscock County, Texas (collectively, the “West Texas Properties”).

Additionally, pursuant to the Assumption Agreement, IBC Bank approved the transactions contemplated by the Sale Agreement and the assumption by N&B Energy of all of the amounts and liabilities which the Company owed to IBC Bank (the “IBC Obligations”) and N&B Energy agreed to assume all of the IBC Obligations. Finally, pursuant to the Assumption Agreement, IBC Bank released and forever discharged the Company and CE Operating and each of their current and former officers, directors, and shareholders, from all covenants, agreements, obligations, claims and demands of any kind, whether in law or at equity, which IBC Bank then had, arising out of or related to the amounts which the Company owed to IBC Bank under the Note, Loan Agreement or mortgages and/or under such documents or agreements, and further agreed to release the lien which IBC Bank then held on the West Texas Properties.

N&B Energy Sale Agreement Closing

On September 26, 2018, the transactions contemplated by the Sale Agreement closed and N&B Energy assumed all of the IBC Obligations (pursuant to the Assumption Agreement described above) and paid the Company $100 in cash, and the Company transferred ownership of the Assets to N&B Energy.

Notwithstanding the sale of the Assets, the Company retained its assets in Glasscock County and Hutchinson Counties, Texas and also retained a 12.5% production payment (effective until a total of $2.5 million has been received); a 3% overriding royalty interest in its existing Okfuskee County, Oklahoma asset; and retained an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignment of Overriding Royalty Interests.

The effective date of the Sale Agreement is August 1, 2018. The Assets were assigned “as is” with all faults.

As a result of the Assumption Agreement and the Sale Agreement, the Company reduced its liabilities by $37.9 million and its assets by approximately $12.1 million.

The following table summarizes the net assets sold and gain recognized in connection with the Assumption Agreement and Sale Agreement:

Transaction Summary
Assumption of IBC Loan	$36,943,617
Assumption of ARO Liability	699,536
Assumption of Capital Lease Obligations and Other	287,074
Cash Received at Closing	100
Oil and Gas Properties Transferred	(12,122,081)
Total Gain on Sale	$25,808,246

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform them with the current year presentation.

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

In November 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending the presentation of restricted cash within the consolidated statements of cash flows. The new guidance requires that restricted cash be added to cash and cash equivalents on the consolidated statements of cash flows. The Company adopted this ASU on April 1, 2018 on a retrospective basis with the following impacts to our consolidated statements of cash flows for the six months ended September 30, 2017:

	Previously Reported	Adjustment	As Revised
Net cash provided by (used in) financing activities	$306,999	$(1,517,086)	$(1,210,087)

As of September 30, 2018 and March 31, 2018, the Company had restricted cash of $0 and $26,834 related to the loan agreement with IBC bank.

Following is a summary of cash and cash equivalents and restricted cash:

	September 30, 2018	March 31, 2018	September 30, 2017
Cash	$5,331,578	$760,317	$85,983
Restricted cash – current	—	26,834	167,441
Cash, cash equivalents and restricted cash	$5,331,578	$787,151	$253,424

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

Costs of oil and natural gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $4.45 and $5.75 per barrel of oil equivalent for the six months ended September 30, 2018 and 2017, respectively.

All of Camber’s oil and gas properties are located in the United States. Below are the components of Camber’s oil and gas properties recorded at:

	September 30, 2018	March 31, 2018
Oil and gas properties subject to amortization	$50,882,371	$60,760,056
Oil and gas properties not subject to amortization	28,013,365	28,016,989
Capitalized asset retirement costs	161,130	322,470
Total oil and gas properties	79,056,866	89,099,515
Accumulated depreciation, depletion and amortization	(77,770,225)	(76,555,320)
Net capitalized costs	$1,286,641	$12,544,195

For the six months ended September 30, 2018, the Company recorded impairments totaling $755,966, all if which were due to lease expirations.

Capital Leases

During March and April 2018, the Company purchased certain equipment pursuant to capital leases. The effective value of the equipment was approximately $575,000, and such amount is included in oil and gas properties and the corresponding current liability of approximately $387,000 is included in accrued expenses as of June 30, 2018. The effective borrowing rate is approximately 35%, and all obligations were due by December 2018. In conjunction with the assignment of the liabilities owed under the IBC Loan Agreement to N&B Energy in September 2018, as discussed under “Note 2 – Liquidity and Going Concern Considerations – Assumption Agreement” all of the remaining obligations were assumed by the purchaser.

Other Property and Equipment

In February 2014, the Company purchased a field office for approximately $50,000 which is used to provide local operational support for its properties in the Eagleford and Austin Chalk areas. The land upon which the field office resides was initially leased by the Company over a three-year term beginning in January 2014 through December 2016, for yearly lease amounts of $7,200 and $7,800, and $8,400 over the three-year term, respectively. In January 2017, the Company renewed the lease on a year-to-year basis for $7,200. The field office was transferred as a part of the Release with Rogers. See “Note 6 – Notes Payable and Debenture” for further details.

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

In August 2017, the Company ceased its use of this office space and moved its headquarters to San Antonio, Texas. The Company was committed to the remaining lease payments for the Houston office space for approximately $346,000 assuming an early termination of the lease on July 31, 2019, and has recently settled these amounts pursuant to a settlement agreement discussed below. The Company recorded monthly rent expense associated with the Houston lease through August 2017. In accordance with the accounting guidance in ASC 420-10-25-13 regarding exit or disposal cost obligations, as of August 2017, the Company recorded rent expense, within general and administrative expense, and accrued a liability of $302,289, which represents the fair value of costs that will continue to be incurred during the remaining term of the Houston lease without economic benefit to the Company. As of September 30, 2018 and March 31, 2018, the carrying amount of the liability of $302,289 and $302,289, respectively, was included in Current Liabilities in the Consolidated Balance Sheets. In addition, the Company wrote-off $189,533 of mostly fully depreciated property and equipment that was not re-located to the San Antonio headquarters, resulting in a loss of $3,368 which was recognized as a loss during the fiscal year ended March 31, 2018. In October 2018, the Company entered into a settlement with its prior landlord as described below under “Note 8 – Commitments and Contingencies – Legal Proceedings – MidFirst”.

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

Effective August 1, 2018, the Company terminated its month-to-month lease with RAD2 and entered into a month-to-month lease at 1415 Louisiana, Suite 3500 Houston, Texas 77002. The entity which has provided the use of the Company’s Chief Financial Officer is providing this space without charge to the Company.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the retirement of oil and gas property and equipment for the six-month periods ended September 30, 2018 and 2017, respectively.

	2018	2017
Carrying amount at beginning of period	$979,159	$2,045,847
Accretion	4,725	70,200
Dispositions	(699,536)	—
Change in estimate	48,099	(9,945)
Carrying amount at end of period	$332,447	$2,106,102

Camber does not have any short-term asset retirement obligations as of September 30, 2018 and March 31, 2018.

NOTE 6 – NOTES PAYABLE AND DEBENTURE

The Company’s notes payable and debenture consisted of the following:

	September 30, 2018	March 31, 2018
Debenture	$495,000	$495,000
Note Payable – IBC	—	36,943,617
	495,000	37,438,617
Unamortized debt discount	(201,372)	(1,499,647)
Total Notes Payable and Debenture	293,628	35,938,970
Less current portion	(293,628)	(35,938,970)
Long-term portion	$—	$—

Debenture

On April 6, 2016, the Company entered into a Securities Purchase Agreement with the Investor, pursuant to which the Company issued a redeemable convertible subordinated debenture, with a face value of $530,000, initially convertible into 163,077 shares of common stock at a conversion price equal to $3.25 per share and warrants to initially purchase 55,385 shares of common stock (subject to adjustment thereunder) at an exercise price equal to $81.25 per share (the “First Warrant”). The Investor purchased the debenture at a $30,000 original issue discount for the sum of $500,000 and agreed that it would exercise the First Warrant, upon satisfaction of certain conditions, for the sum of $4.5 million, which warrant was exercised in October 2016. The debenture matures in seven years and accrues interest at a rate of 6.0% per annum. Due to the decline in the price of the Company’s common stock and that a trigger event occurred on June 30, 2016 as a result of the delay in filing of its Annual Report on Form 10-K for the year ended March 31, 2016, the premium rate on the debenture increased from 6% to 34% and the conversion discount became 85% of the lowest daily volume weighted average price during the measuring period (60 days prior to and 60 days after the last date that the Investor receives the last of the shares due), less $0.10 per share of common stock not to exceed 85% of the lowest sales price on the last day of such period less $0.10 per share.

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

On April 20, 2018, the Investor was issued 141,982 shares of common stock as a result of true-ups in connection with the August 23, 2017 conversion of the Debenture.

As of September 30, 2018 and March 31, 2018, the Company had a convertible subordinated debenture with a balance of $293,628 and $247,403, respectively (net of unamortized discount of $201,372 and $247,597, respectively), which is recognized as a short-term liability on the Company’s balance sheets as of September 30, 2018 and March 31, 2018, respectively. The Company also recognized $422,104 and $388,183 in accrued interest as of September 30, 2018 and March 31, 2018, respectively.

On October 31, 2018, the Investor converted the entire $495,000 of principal owed under the terms of the debenture, into an aggregate of 20,037,653 shares of common stock, including 152,308 shares of common stock issuable upon conversion of the principal amount thereof (at a conversion price of $3.25 per share), and 19,885,345 shares in connection with conversion premiums due thereon (at a conversion price, as calculated as provided in such debenture, of $0.0609 per share). A total of 2,500,000 of such shares were issued to the Investor in connection with the conversion (an additional 3,272,000 shares were issued on November 5, 2018) and the remaining shares were held in abeyance subject to the Investor’s 9.99% ownership limitation, to be issued from time to time, at the request of the Investor.

Loan Agreement with International Bank of Commerce (“IBC” or “IBC Bank”)

On August 25, 2016, the Company, as borrower, and Azar, Seay, Richard E. Menchaca, RAD2, DBS Investments, Ltd. (“DBS”, controlled by Seay) and Saxum Energy, LLC (“Saxum”, which is controlled by Mr. Menchaca), as guarantors, all of which were directly or indirectly Sellers), and IBC Bank, as lender, entered into a Loan Agreement.

Pursuant to the Loan Agreement, IBC Bank loaned the Company $40 million, evidenced by a Real Estate Lien Note in the amount of $40 million. The Company was required to make monthly payments under the note equal to the greater of (i) $425,000; and (ii) fifty percent (50%) of the Company’s monthly net income. The note accrued annual interest at 2% above the prime rate then in effect, subject to a minimum interest rate of 5.5% per annum. The note was due and payable on August 25, 2019. Payments under the note were subject to change as the interest rate changes in order to sufficiently amortize the note in 120 monthly installments. The Company had the right, from time to time and without penalty to prepay the note in whole or in part, subject to the terms thereof.

The proceeds of the loan were used to repay and refinance approximately $30.6 million of indebtedness owed by certain of the Sellers, to IBC Bank (including an aggregate of $18.3 million owed by RAD2 and another entity controlled by Azar, $9.8 million owed by DBS, and $2.1 million owed by Mr. Menchaca), as well as to pay the $4.975 million due to the Sellers at closing. Another $3.36 million was used to fund a sinking fund required by IBC Bank, as discussed below, to pay principal on the note.

The amount owed under the note was secured by a Security Interest in substantially all of the Company’s assets and properties, pursuant to three Security Agreements. Also, each of the guarantors guaranteed the repayment of a portion of the Loan Agreement pursuant to a Limited Guaranty Agreement. Additionally, in connection with the parties’ entry into the Loan Agreement and to further secure amounts due thereunder, certain of the guarantors pledged shares of common stock which they received at the closing of the Acquisition to IBC Bank, with RAD2 pledging 124,824 shares of common stock; DBS pledging 37,437 shares of common stock; and Saxum pledging 26,936 shares of common stock.

The Company agreed to pay IBC Bank a loan finance charge of $400,000 in connection with its entry into the Loan Agreement, with half due on the date the Company entered into the Loan Agreement and half due on or before the 180th day following the date of the Loan Agreement. As further consideration for agreeing to the terms of the Loan, the Company agreed to issue IBC Bank 15,612 shares of common stock. The Company recognized a $2.8 million note discount related to these transactions and other debt issuance costs and will amortize the discount and debt issuance costs over the term of the note.

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

As of September 30, 2018, the amounts owed to IBC Bank were assumed by N&B Energy pursuant to the Assumption Agreement, described above under “Note 2 – Liquidity and Going Concern Considerations – Assumption Agreement”.

NOTE 7 – DERIVATIVE LIABILITY

The Company has determined that certain warrants the Company has issued contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants’ exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40. The warrants granted in April 2014 contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the time. The amount of any such adjustment is determined in accordance with the provisions of the warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the time.

Activities for derivative warrant instruments during the six months ended September 30, 2018 and 2017 were as follows:

	2018	2017
Carrying amount at beginning of period	$5	$21,662
Change in fair value	—	(20,891)
Carrying amount at end of period	$5	$771

The fair value of the derivative warrants was calculated using the Black-Scholes pricing model. Variables used in the Black Scholes pricing model as of September 30, 2018 include (1) discount rate of 2.59%, (2) expected term of 0.56 years, (3) expected volatility of 227.10%, and (4) zero expected dividends. Variables used in the Black-Scholes pricing model as of September 30, 2017 include (1) discount rate of 1.47%, (2) expected term of 2 years, (3) expected volatility of 162.52%, and (4) zero expected dividends.

As of September 30, 2018, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

 The Company entered into multiple office lease agreements, see detail under “Note 4 – Property and Equipment – Office Leases”.

The Company’s oil and gas lease acreage is subject to expiration if the Company does not drill and hold such acreage by production or exercise options to extend such leases. At March 31, 2018, the Company had 423 acres of unproved lease acreage that is set to expire during fiscal year 2019 unless drilled or otherwise extended by the Company. During the six months ended September 30, 2018, leases for 245 unproved acres expired and a resulting impairment of approximately $755,966 was recognized, leaving 178 acres remaining.

Legal Proceedings. From time to time suits and claims against Camber arise in the ordinary course of Camber’s business, including contract disputes and title disputes. Camber records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

MidFirst

In October 2018, the Company entered into a confidential settlement agreement with MidFirst Bank, its prior landlord and settled all claims relating to the Company’s prior office space lease. See also “Note 4 – Property and Equipment” for further discussion.

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

Rubenstein Matter

On September 28, 2017, Aaron Rubenstein, a purported shareholder of the Company’s common stock, filed a lawsuit against the Company (as nominal defendant) and Richard N. Azar II, it’s then Chief Executive Officer and director (who has since resigned from both positions), RAD2 Management, LLC, RAD2 Minerals, Ltd. and Segundo Resources, LLC, each an entity owned and controlled by Mr. Azar, in the United States District Court, Western District of Texas (Case No. 5:17-cv-962-FB).  The suit seeks the recovery (for the benefit of the Company) of alleged short-swing profits from Mr. Azar and his related entities under Section 16(b) of the Exchange Act relating to various transactions involving Series B Preferred Stock of the Company in November 2016 and January 2017. Mr. Azar denied the existence of any short-swing profits and filed a denial with the court. The Company also filed a denial with the court.

The parties are currently in discussions regarding a settlement of the plaintiff’s claims. Following the date of this filing the Company anticipates entering into a settlement agreement and that the plaintiff will file a dismissal of the plaintiff’s claims with the court.

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

Segundo Settlement Agreement

Also on July 12, 2018, the Company entered into a Compromise Settlement Agreement and Mutual Release with Segundo described in greater detail above under “Note 2 – Liquidity and Going Concern Considerations – Segundo Settlement Agreement”.

NOTE 9 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Change in Accounting for Revenue from Oil and Gas Operations

The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, on April 1, 2018, using the modified retrospective method applied to contracts that were not completed as of April 1, 2018. Refer to “Note 3 – Summary of Significant Accounting Policies” for additional information.

Exploration and Production

There were no significant changes to the timing or valuation of revenue recognized for sales of production from exploration and production activities.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and six months ended September 30, 2018:

	Three Months Ended	Six Months Ended
	September 30, 2018	September 30, 2018
Oil sales	$181,952	$382,021
Natural gas sales	266,430	739,943
Natural gas liquids sales	361,084	1,382,198
Total revenue from customers	$809,466	$2,504,162

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of September 30, 2018 or March 31, 2018.

NOTE 10 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2019 and 2018 fiscal years as a result of net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the six months ended September 30, 2018 and 2017.

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

On April 20, 2018, the Investor was issued 141,982 shares of common stock as a result of true-ups in connection with the August 23, 2017 conversion of the Debenture.

On October 4, 2017, the Company entered into an agreement with a digital marketing advisor pursuant to which the advisor agreed to create original content with the goal of increasing public awareness about the Company and the Company agreed to pay the advisor (a) $20,000 per month beginning in October 2017 and ending on February 28, 2018, (b) $50,000 per month thereafter through October 4, 2018, the end of the term of the agreement, and (c) 150,000 shares of restricted common stock, with 100,000 shares payable within 15 days of the parties’ entry into the agreement and the remainder due on May 1, 2018. As of September 30, 2018, the remaining shares were issued and the obligation was settled in full.

As of March 31, 2018, the 408,508 outstanding shares of Series B Preferred Stock had accrued an aggregate of $606,764 in dividends. The Company paid the dividends by way of the issuance of an aggregate of 1,753 shares of its common stock to the preferred shareholders in May 2018, pursuant to the terms of the designation (which provides that the Shares shall be based on a value of $87.50 per share). The beneficial owners of the Series B Preferred Stock as of March 31, 2018, were Richard N. Azar, II, the Company’s former Chief Executive Officer and former director, and Alan Dreeben, the Company’s former director.

As of June 30, 2018, the 408,508 outstanding shares of Series B Preferred Stock had accrued an aggregate of $606,764 in dividends. The Company paid the dividends by way of the issuance of an aggregate of 1,753 shares of its common stock to the preferred shareholders in September 2018, pursuant to the terms of the designation (which provides that the Shares shall be based on a value of $87.50 per share). The beneficial owners of the Series B Preferred Stock as of June 30, 2018, were Richard N. Azar, II, the Company’s former Chief Executive Officer and former director, and Alan Dreeben, the Company’s former director.

As of September 30, 2018, the 408,508 outstanding shares of Series B Preferred Stock had accrued $153,191 in dividends. The Company plans to pay the dividends by way of the issuance of an aggregate of 1,753 shares of its common stock to the preferred shareholders pursuant to the terms of the designation (which provides that the Shares shall be based on a value of $87.50 per share). The beneficial owners of the Series B Preferred Stock as of September 30, 2018, were Richard N. Azar, II, the Company’s former Chief Executive Officer and former director, and Alan Dreeben, the Company’s former director. To date, the accrued dividend outstanding as of September 30, 2018 has not been paid.

On October 7, 2016, the Investor exercised the First Warrant in full and was due 55,385 shares of common stock upon exercise thereof and an additional 101,710 shares of common stock in consideration for the conversion premium due thereon. A total of 32,400 shares were issued to the Investor on October 7, 2016, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock). The Company received gross proceeds of $4,500,000 from the exercise of the First Warrant and paid placement agent fees of $427,500 for services rendered in connection with the First Warrant. Pursuant to the terms of the First Warrant, the number of shares due in consideration for the conversion premium increases as the annual rate of return under the First Warrant increases, including by 10% upon the occurrence of certain triggering events (which had occurred by the October 7, 2016 date of exercise), to 17% per annum upon the exercise of the First Warrant. Additionally, as the conversion rate for the conversion premium is currently 85% of the lowest daily volume weighted average price during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share, the number of shares issuable in connection with the conversion premium increases as the trading price of the Company’s common stock decreases, and the trading price of the Company’s common stock has decreased since the date the First Warrant was exercised, triggering a further reduction in the conversion price of the conversion premium and an increase in the number of shares due to the Investor in connection with the conversion of the amount owed in connection with the conversion premium. An aggregate of 4,417,911 shares of common stock were issued to the Investor in connection with the exercise of the Warrant during fiscal 2017 (200,000), fiscal 2018 (3,909,500), and 308,411 shares were issued in April 2018. The First Warrant has been fully-exercised and extinguished to date.

The following summarizes the Company’s common stock activity during the six-month period ended September 30, 2018:

		Common Shares
	Amount(a)	Per Share	Issued and Outstanding Shares
Balance at March 31, 2018			5,758,970
Preferred Stock Series C Conversion(b)	—	—	67,587,868
Preferred Stock Series B Dividends	2,183	0.62	3,502
Warrants – Abeyance(b)	—	—	308,411
Issuance of Common Stock for settlement of consulting agreement	—	—	50,000
Issuance of Common Stock of Prior Conversion of Convertible Notes	—	—	141,982
Balance at September 30, 2018			73,850,733

(a)	Net proceeds or fair value on grant date, as applicable.

(b)	Shares previously held in abeyance until such time as it would not result in the investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock).

Series A Convertible Preferred Stock

On April 19, 2016, the holder of the Company’s Series A Convertible Preferred Stock, agreed to convert all 500 shares of their outstanding Series A Convertible Preferred Stock into 800 shares of the Company’s common stock (a conversion ratio of 1.6:1 as provided in the original designation of the Series A Convertible Preferred Stock adjusted for the Company’s 1:25 reverse stock split effective on July 25, 2015 and the Company’s 1:25 reverse stock split effective March 5, 2018), which conversion was completed on April 25, 2016. The Company paid the holder $20,000 in connection with such conversion in order to comply with the terms of the Asset Purchase Agreement that required that no shares of Series A Convertible Preferred Stock be outstanding at the closing. As of September 30, 2018, and March 31, 2018, respectively, the Company had no Series A Convertible Preferred Stock issued or outstanding.

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

As of September 30, 2018, there were 408,508 shares of Series B Preferred Stock outstanding, which have the following features:

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

During the quarter ended September 30, 2018, the Company issued a stock dividend on the Series B Preferred Stock consisting of 1,751 shares (with fair value $833 based on a share price of $0.50 per share at September 30, 2018) of the Company’s common stock. Due to the fact that the Company is in a retained deficit position, the Company recognized a charge to additional paid in-capital of $881 and stock dividends distributable but not issued based on the par value of the common stock issued. During the quarter ended September 30, 2018, the Company issued 1,751 shares to settle a stock dividend accrued on Series B Preferred Stock.

Series C Redeemable Convertible Preferred Stock

On April 6, 2016, the Company entered into a Stock Purchase Agreement with the Investor, pursuant to which it agreed, subject to certain conditions, to sell 527 shares of Series C redeemable convertible preferred stock (with a face value of $5.26 million) at a 5% original issue discount of $263,000, convertible into 64,738 shares of common stock at a conversion price of $3.25 per share, and a warrant to purchase 44,444 shares of common stock at an exercise price of $112.50 per share (the “Second Warrant”).

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

On October 5, 2017, the Company and the Investor entered into a Stock Purchase Agreement, amended on March 2, 2018 (as amended, the “October 2017 Purchase Agreement”) pursuant to which the Company agreed to sell, pursuant to the terms thereof, 1,684 shares of our Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) for $16 million (a 5% original issue discount to the face value of such shares), subject to certain conditions set forth therein.

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

During the year ended March 31, 2018, the Company sold the Investor an aggregate of 633 shares of Series C Preferred Stock for $6 million under the terms of the October 2017 Purchase Agreement.

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

During the three and six-month periods ended September 30, 2018, the Company sold 735 and 945 shares of Series C Preferred Stock pursuant to the terms of the October 2017 Purchaser Agreement, for total consideration of $7 million and $9 million, respectively. As of September 30, 2018 and March 31, 2018, there were 1,683 and 1,132 shares of Series C Preferred Stock outstanding, respectively.

During the three and six-month periods ended September 30, 2018, the Investor converted 143 and 394 shares of the Series C Preferred stock with a face value of $1.43 million and $3.94 million and was issued 440,002 and 1,212,326 shares of common stock and additional shares of common stock in dividend premium shares of 8,533,610 and 17,184,686, respectively and true ups on those and prior conversions for an aggregate of a total of 67,587,868 shares issued during the six months ended September 30, 2018.

As of September 30, 2018 and March 31, 2018, the Company accrued common stock dividends on the Series C Preferred Stock based on the then 34.95% and 24.95% premium dividend rate per the 2016 and 2017 Stock Purchase Agreement, respectively, as described above. The Company recognized a total charge to additional paid-in capital and stock dividends distributable but not issued of $1,419,800 and $1,928,084 related to the stock dividend declared but not issued for the six month period ended September 30, 2018 and the year ended March 31, 2018, respectively.

Warrants

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

At September 30, 2018 and March 31, 2018, outstanding warrants had an intrinsic value of $0 and $232, respectively. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options.

The following is a summary of the Company’s outstanding warrants at September 30, 2018:

Warrants		Exercise	Expiration	Intrinsic Value at
Outstanding		Price ($)	Date	September 30, 2018
2,667	(1)	61.50	April 21, 2019	—
4,972	(2)	37.50	April 21, 2021	—
64,000	(3)	6.25	June 12, 2022	—
1,000,000	(4)	0.39	May 24, 2023	—
1,071,639				$—

(1)	Warrants issued in connection with the sale of units in the Company’s unit offering in April 2014. The Warrants became exercisable on April 21, 2014 and will remain exercisable thereafter until April 21, 2019.
(2)	Warrants issued in connection with the sale of convertible notes. The warrants were exercisable on the grant date (April 26, 2016) and remain exercisable until April 26, 2021.
(3)	Warrants issued in connection with the Initial Tranche of the funding from Vantage. The warrants were exercisable on the grant date (June 12, 2017) and remain exercisable until June 12, 2022.
(4)	Warrants issued in connection with the Severance Agreement with Richard Azar. The warrants were exercisable on the grant date (May 25, 2018) and remain exercisable until May 24, 2023.

NOTE 12 – SHARE-BASED COMPENSATION

Camber measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Stock Options

As of September 30, 2018 and 2017, the Company had 78 and 19,920 stock options outstanding with a weighted average exercise price of $1,294 and $35.38, respectively.

Of the Company’s outstanding options, no options were exercised or forfeited during the three months ended September 30, 2018. Additionally, no stock options were granted during the six months ended September 30, 2018. Compensation expense related to stock options during the three-month period ended September 30, 2018 and 2017 was $0 and $4,816, respectively.

Options outstanding and exercisable at September 30, 2018 and 2017 had no intrinsic value, respectively. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options.

As of September 30, 2018, there was no remaining unrecognized share-based compensation expense related to all non-vested stock options.

The following tabulation summarizes the remaining terms of the options outstanding:

Exercise	Remaining	Options	Options
Price ($)	Life (Yrs.)	Outstanding	Exercisable
1,294	2.0	78	78
	Total	78	78

NOTE 13 – INCOME (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per share for the three and six months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net Income (loss)	$23,228,366	$(6,246,116)	$19,716,269	$(9,295,094)
Less preferred dividends	(896,182)	(358,723)	(1,595,178)	(717,958)
Net income (loss) attributable to common stockholders	$22,332,184	$(6,604,839)	$18,121,091	$(10,013,052)

Denominator
Weighted average share – basic	40,325,026	1,543,467	24,939,537	1,381,147
Income (loss) per share – basic	$0.58	$(4.28)	$0.79	$(7.25)

Dilutive effect of common stock equivalents
Options/warrants	—	—	1,399	—
Convertible debenture	20,037,653	—	20,037,653	—
Preferred C shares	75,538,775	—	75,538,775	—

Denominator
Total Weighted average shares – diluted	135,901,454	1,543,467	120,517,364	1,381,147
Income (loss) per share – diluted	$0.16	$(4.28)	$0.15	$(7.25)

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows:

	Six Months Ended September 30,
	2018	2017
Interest	$842,520	$1,115,528
Income taxes	$—	$—

Non-cash investing and financing activities included the following:

	Six Months Ended September 30, 2018	Six Months Ended September 30, 2017
Changes in Accounts Payable for Payments Made on Previously Accrued Capital Expenditures	$451,543	$4,395
Change in Estimate for Asset Retirement Obligation	48,099	9,945
Settlement of common stock payable	$200,000	$—
Debt discounts on Notes Payable	$—	$49,529
Debt discounts on Notes Payable, Long-Term Notes Payable	$—	$502,341
Issuance of Restricted Common Stock for Dreeben Loan	$—	$35,900
Stock Dividends Distributable but not Issued	$1,595,178	$717,958
Conversion of Convertible Notes to Common Stock	$142	$35,000
Conversion of Preferred Stock to Common Stock	$67,588	$1,025
Issuance of common stock for common stock payable	$—	$59,473
Reversal of oil and gas property	$—	$412,708
Issuance of stock dividends	$2,231	$34,837
Issuance of Common Stock for Dividends	$—	$358,723
Warrants Issued in Abeyance	308	—

NOTE 15 – SUBSEQUENT EVENTS

Conversion of Series C Preferred Stock

From October 1, 2018 to November 7, 2018, the Investor was issued an aggregate of 50,028,006 shares of common stock in connection with true ups associated with prior conversions of Series C Preferred Stock; and as of November 7, 2018, was not due any additional shares in connection with true ups.

October 2018 Stock Purchase Agreement

On October 29, 2018, the Company and the Investor entered into a Stock Purchase Agreement (the “October 2018 Purchase Agreement”), whereby the Investor purchased 369 shares of Series C Preferred Stock for $3.5 million.   The Series C Preferred Stock sold pursuant to the October 2018 Purchase Agreement have substantially similar terms as those sold pursuant to the October 2017 Purchase Agreement described in Note 11 above.

Conversion of Series B Preferred Stock

In October 2018, Richard N. Azar II, both on his own behalf and on behalf of the entities which he beneficially owned, converted all 364,508 shares of the Series B Preferred Stock which he beneficially owned into an aggregate of 104,146 shares of common stock, of which 12,419 shares of newly converted common stock (along with a total of 2,818 shares previously beneficially owned by Mr. Azar) were immediately cancelled pursuant to the terms of the Segundo Settlement, described above under “Part I. Financial Information – Item 1. Financial Statements – Note 2 – Liquidity and Going Concern Considerations – Segundo Settlement”.

Conversion of Debenture

On October 31, 2018, the Investor converted the entire $495,000 of principal owed under the terms of the debenture, into an aggregate of 20,037,653 shares of common stock, described above under “Part I. Financial Information – Item 1. Financial Statements – Note 6 – Notes Payable”, which shares have not been issued as of the date of this report.

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

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”.

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

Overview

Camber Energy, Inc., a Nevada corporation, is an independent oil and natural gas company based in Houston, Texas. We are engaged in the acquisition, development and sale of crude oil, natural gas and natural gas liquids from various known productive geological formations, including the Cline shale and upper Wolfberry shale in Glasscock County, Texas as well as its productive zones in the Panhandle in Hutchinson County, Texas Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006 and effective January 4, 2017, the Company changed its name to Camber Energy, Inc.

Our primary value drivers are our reserves which must be developed to unlock their full potential. We believe the market conditions driving us toward the need for a larger entity of greater size and financial mass are even more essential in the current environment. In order to develop the significant reserves at our disposal and to better position the Company in the future, we believe that we must become, or become part of, a larger organization with ample cash flow and greater access to capital. Measures such as return on equity, liquidity and stock multiples have led us to conclude that the market, in general, views small-cap and mid-cap exploration and production companies as having greater potential than microcaps. The larger companies tend to have access to more favorable debt financing, receive greater analyst coverage, trade with greater liquidity and consequently, often have higher share prices.

Currently, we are continuing to evaluate and conduct workovers and moving forward, the Company intends to acquire producing/non-producing properties at value prices and participate in joint ventures with industry partners with the goal of enhancing production and cash flow.

The Company continues to evaluate its current assets including potential dispositions if there is potential to increase its net worth. Concurrently, the Company is working to build on the remaining platform and technical capacity created by our recent asset acquisitions described below. We intend to create a growth company capable of delivering on the long-expected conversion of reserves to production, continued long-term growth and sustainable shareholder value.

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

As of September 30, 2018, the Company had leasehold interests (working interests) covering approximately 3,488 / 19,822 (net / gross) acres, productive from the Cline and Wolfberry formations. The remaining Texas acreage consists of leasehold covering approximately 478.125 / 637.5 (net / gross) acres and wellbores located in the Panhandle in Hutchinson County, Texas, which was acquired by the Company earlier this year.

As of September 30, 2018, Camber was producing an average of approximately 42 net barrels of oil equivalent per day (“Boepd”) from over 20 active well bores. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. Our production sales totaled 106,283 barrels of oil equivalent, net to our interest, for the six month period ended September 30, 2018.

At September 30, 2018, Camber’s total estimated proved reserves were 577 million barrels of oil equivalent (“Boe”), of which 298 million barrels (“Bbls”) were crude oil reserves, and 2,432 billion cubic feet (“Bcf”) were natural gas reserves. Approximately 3% of the barrel of oil equivalent (“Boe”) was proved producing.

As of September 30, 2018, Camber had no employees, but utilizes independent contractors on an as-needed basis.

On July 12, 2018, we entered into an Asset Purchase Agreement, which closed on September 26, 2018, described in greater detail above under “Part I. Financial Information – Item 1. Financial Statements – Note 2 – Liquidity and Going Concern Considerations – N&B Energy Asset Disposition Agreement”, “First Amendment to Sale Agreement”, “Second Amendment to Sale Agreement”, “Assumption Agreement”, and “N&B Energy Sale Agreement Closing”. Pursuant to the Sale Agreement and Assumption Agreement, the Company transferred a significant portion of its assets to N&B Energy in consideration for N&B Energy assuming all of its debt owed to IBC Bank.

Notwithstanding the sale of the Assets, the Company retained its assets in Glasscock County and Hutchinson Counties, Texas, and also retained a 12.5% production payment (effective until a total of $2.5 million has been received); a 3% overriding royalty interest in its existing Okfuskee County, Oklahoma asset; and an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignments of Overriding Royalty Interests.

The Company’s current plans are to continue to develop and maintain our existing assets and look for similar opportunities to maximize the Company’s return for its shareholders. We will be evaluating acquisition and development opportunities adjacent to these assets as well as in basins with similar levels of risk. The Company is also evaluating strategic growth opportunities with other assets and entities to increase the Company’s mass to ultimately enhance long-term shareholder value.

Industry Segments

Our operations are all crude oil and natural gas exploration and production related.

Operations and Oil and Gas Properties

We operate and invest in areas that are known to be productive, with a reasonably established production history, in order to decrease geological and exploratory risk. The Company has certain interests in wells producing from the Wolfberry and Cline formations in Glasscock County, Texas.

Additionally, in March 2018, we completed the acquisition of working interests in certain leases, wells and equipment located in the Texas panhandle and a 75% ownership of two partnerships that owned certain leases, wells and equipment in the same fields, for a total purchase price of $250,000, payable in three tranches, from an entity which is controlled by Ian Acrey who serves as the operating manager of our operations through a different entity. A payment of $85,000 was due at closing; $85,000 was due thirty days after closing and $80,000 was due sixty days after closing. Camber earned 25% of the working interest at the closing and earned an additional 25% of the working interest at each of the two subsequent closings. The seller retained a 25% carried working interest in the assets. The acquisition includes 49 non-producing well bores, 5 saltwater disposal wells and the required infrastructure and equipment necessary to support future hydrocarbon production as well as approximately 500 net leasehold acres in Hutchinson County, Texas. At least 33 of the wells are now producing.

Financing

A summary of our financing transactions, funding agreements and other material funding transactions can be found under “Part I. Financial Information – Item 1. Financial Statements – Note 2 – Liquidity and Going Concern Considerations”, “Note 6 – Note Payables and Debenture”, “Note 10 – Stockholders’ Equity (Deficit)” and “Note 15 – Subsequent Events”, above.

In addition to the transactions noted above, Camber is continuing to review and evaluate potential financing transactions, through the sale of debt or equity in order to fulfill our current obligations and capital requirements, which we believe, if finalized and completed, will ensure the future viability of the Company.

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

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three and six-month periods ended September 30, 2018 and 2017 should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017

We reported net income for the three months ended September 30, 2018 of $23.2 million, or $0.58 per share of common stock. For the same period a year ago, we reported a net loss of $(6.2) million or $(4.25) per share of common stock. As discussed in more detail below, our net income increased by $29.2 million, primarily due to the sale which closed in September 2018.

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended September 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	2,706	4,771	(2,065)	(43)%
Natural Gas (Mcf)	100,652	174,837	(74,185)	(42)%
NGL (Gallons)	517,563	1,400,508	(882,945)	(63)%
Total (Boe)(1)	31,804	67,256	(35,452)	(53)%

Crude Oil (Bbls per day)	29	52	(23)	(44)%
Natural Gas (Mcf per day)	1,094	1,900	(806)	(42)%
NGL (Gallons per day)	5,626	15,223	(9,597)	(63)%
Total (Boe per day)(1)	346	731	(385)	(53)%

Average Sale Price:
Crude Oil ($/Bbl)	$67.25	$45.53	$21.72	48%
Natural Gas ($/Mcf)	2.65	2.62	0.03	1%
NGL ($/Bbl)	29.30	24.21	5.09	21%

Net Operating Revenues:
Crude Oil	$181,952	$217,211	$(35,259)	(16)%
Natural Gas	266,430	457,389	(199,959)	(42)%
NGL	361,084	807,453	(446,369)	(55)%
Total Revenues	$809,466	$1,482,053	$(672,587)	(45)%

(1)	Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended September 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Direct lease operating expense	$582,065	$788,945	$(206,880)	(26)%
Workovers expense	1,506	58,146	(56,640)	(97)%
Other	163,803	498,118	(334,315)	(67)%
Lease Operating Expenses	$747,374	$1,345,209	$(597,835)	(44)%

Severance and Property Taxes	44,495	78,938	(34,443)	(44)%
Depreciation, Depletion, Amortization and Accretion	136,726	434,948	(298,222)	(69)%
Impairment of Oil and Gas Properties	224,309	1,375,000	(1,150,691)	(84)%

General and Administrative (“G&A”)	952,201	1,259,438	(307,237)	(24)%
Share-Based Compensation	—	4,817	(4,817)	(100)%
Total G&A Expense	$952,201	$1,264,255	$(312,054)	(25)%

Interest Expense	1,268,811	3,231,788	(1,962,977)	(61)%
Gain on Sale of Oil and Gas Properties	25,808,246	—	25,808,246	100%
Other Expense (Income), Net	15,430	(1,959)	17,389	(888)%

Lease Operating Expenses

There was a decrease in lease operating expense of approximately $0.6 million when comparing the current quarter to the prior year quarter. The decrease is primarily due to the sale closed in September 2018.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased for the current quarter as compared to the prior year's quarter by approximately $0.3 million primarily related to the decrease in total depreciable assets caused by the sale closed in September 2018.

Impairment of Oil and Gas Properties

Impairment expense of $0.2 million for the three months ended September 30, 2018, compared to prior year’s period by $1.4 million decreased primarily due to fewer leasehold expirations during the current quarter.

General and Administrative (G&A) Expenses and Share-Based Compensation

G&A expenses decreased by approximately $0.3 million for the three months ended September 30, 2018, compared to the prior year’s period. The decrease was due primarily lower costs due to sale closed in September 2018.

Interest Expense

Interest expense for the three months ended September 30, 2018 decreased by approximately $2.0 million when compared to the three-month period ended September 30, 2017, due to the assignment of the IBC loan related to the sale closed in September 2018.

Gain on Sale of Oil and Gas Properties

The gain on sale of oil and gas properties was $25.8 million for the three months ended September 30, 2018 compared to $0 for the same three-month period ended September 30, 2017 due to the sale closed in September 2018.

Other Expense (Income), Net

Other expense (income), net, for the three months ended September 30, 2018 increased by $17,389, compared to the same period ended September 30, 2017, primarily due to an increase in other miscellaneous receipts.

Six Months Ended September 30, 2018 vs. Six Months Ended September 30, 2017

We reported net income for the six months ended September 30, 2018 of $19.7 million, or $0.79 per share of common stock. For the same period a year ago, we reported a net loss of $(9.3) million or $(7.25) per share of common stock. As discussed in more detail below, the change was due to sale closed in September 2018.

The following table sets forth the operating results and production data for the periods indicated:

	Six Months Ended September 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	5,859	14,228	(8,369)	(59)%
Natural Gas (Mcf)	310,978	413,107	(102,129)	(25)%
NGL (Gallons)	2,041,027	3,170,001	(1,128,974)	(36)%
Total (Boe)(1)	106,284	158,555	(52,271)	(33)%

Crude Oil (Bbls per day)	32	78	(46)	(59)%
37Natural Gas (Mcf per day)	1,699	2,257	(558)	(25)%
NGL (Gallons per day)	11,153	17,322	(6,169)	(36)%
Total (Boe per day)(1)	581	866	(285)	(33)%

Average Sale Price:
Crude Oil ($/Bbl)	$65.20	$47.46	$17.74	37%
Natural Gas ($/Mcf)	2.38	2.62	(0.24)	(9)%
NGL ($/Bbl)	28.44	21.42	7.02	33%

Net Operating Revenues:
Crude Oil	$382,021	$675,250	$(293,229)	(43)%
Natural Gas	739,943	1,080,405	(340,462)	(32)%
NGL	1,382,198	1,629,203	(247,005)	(15)%
Total Revenues	$2,504,162	$3,384,858	$(880,696)	(26)%

(1)	Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Six Months Ended September 30,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Direct lease operating expense	$1,445,036	$1,342,533	$102,503	8%
Workovers expense	58,845	148,938	(90,093)	(60)%
Other	655,160	956,633	(301,473)	(32)%
Lease Operating Expenses	$2,159,041	$2,448,104	$(289,063)	(12)%

Severance and Property Taxes	127,255	163,802	(36,547)	(22)%
Depreciation, Depletion, Amortization and Accretion	463,926	1,006,989	(543,063)	(54)%
Impairment of Oil and Gas Properties	755,966	2,150,374	(1,394,408)	(65)%

General and Administrative (“G&A”)	2,491,621	2,703,560	(211,939)	(8)%
Share-Based Compensation	343,629	9,633	333,966	3,467%
Total G&A Expense	$2,835,250	$2,713,193	$122,057	4%

Interest Expense	2,234,107	4,163,341	(1,929,234)	(46)%
Gain on Sale of Oil and Gas Properties	25,808,246	—	25,808,246	100%
Other Expense (Income), Net	20,594	34,149	(13,555)	(40)%

Lease Operating Expenses

There was a decrease in lease operating expense of approximately $0.3 million when comparing the six months ended September 30, 2018, compared to the prior year’s period. The decrease is due primarily to the reduction in properties due to the sale that closed in September 2018.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased for the six months ended September 30, 2018, compared to the prior year's period by approximately $0.5 million primarily related to the decrease in properties due to the sale closed in September 2018.

Impairment of Oil and Gas Properties

Impairment decreased for the six months ended September 30, 2018, compared to prior year’s period by approximately $1.4 million. The decline in impairment was due to fewer expirations of leaseholds in the current quarter.

General and Administrative (G&A) Expenses and Share-Based Compensation

G&A expenses increased by approximately $0.1 million for the six months ended September 30, 2018, compared to the prior year’s period. The increase was due primarily to costs surrounding the sale closed in September 2018.

Interest Expense

Interest expense for the six months ended September 30, 2018 decreased by approximately $1.9 million when compared to the six-month period ended September 30, 2017 due primarily to the assignment of the IBC loan in connection with the sale that closed in September 2018.

Gain on Sale of Oil and Gas Properties

The gain on sale of oil and gas properties was $25.8 million for the six months ended September 30, 2018 compared to $0 for the same six-month period ended September 30, 2017, due to the sale closed in September 2018.

Other Expense (Income), net

Other expense, net, for the six months ended September 30, 2018 decreased by $13,555 when compared to the six months ended September 30, 2017, primarily due to lower miscellaneous revenues.

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

Our primary sources of cash for the six months ended September 30, 2018 were from funds generated from the sale of preferred stock, the sale of natural gas and crude oil production and funds borrowed under funding agreements. These cash flows were primarily used to fund our capital expenditures and operations and to repay indebtedness. See below for an additional discussion and analysis of cash flow.

Working Capital

At September 30, 2018, the Company’s total current assets of $5.5 million exceeded its total current liabilities of $4.4 million, resulting in a working capital of $1.1 million, while at March 31, 2018, the Company’s total current liabilities of $40.3 million exceeded its total current assets of $1.7 million, resulting in a working capital deficit of $38.6 million. The $39.7 million increase in the working capital surplus is primarily due to the assignment of the liabilities owed under the IBC Loan Agreement to N&B Energy in September 2018, as discussed below under “Note 2 - Liquidity and Going Concern Considerations - Assumption Agreement”.

A summary of our financing transactions, recent funding agreements and other funding transactions can be found under “Part I. Financial Information – Item 1. Financial Statements – Note 2 – Liquidity and Going Concern Considerations”, “Note 6 – Note Payables and Debenture”, “Note 10 – Stockholders’ Equity (Deficit)” and “Note 15 – Subsequent Events”, above.

Cash Flows

	Six Months Ended September 30,
	2018	2017
Cash flows used in operating activities	$(1,833,776)	$(687,580)
Cash flows used in investing activities	(2,623,797)	(238,670)
Cash flows provided by (used in) financing activities	9,000,000	(1,210,087)
Net increase (decrease) in cash and restricted cash	$4,542,427	$(2,134,337)

Net cash used in operating activities was $1.8 million for the six months ended September 30, 2018, compared to $0.7 million for the same period a year ago. The increase in net cash used in operating activities of $1.1 million was primarily related to higher G&A costs and declines in revenue.

Net cash used in investing activities was $2.6 million for the six months ended September 30, 2018, compared to net cash used in investing activities of $0.2 million for the same period a year ago. The increase of $2.4 million in cash used in investing activities was primarily due to increased spending on properties and lower cash receipts from sales of properties.

We had net cash provided by financing activities of $9.0 million for the six months ended September 30, 2018, compared to having net cash used by financing activities of $1.2 million for the same period a year ago, which $10.2 million increase was primarily due to the sales of Preferred C shares.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures. The Company’s management, including the interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MidFirst

In October 2018, the Company entered into a confidential settlement agreement with MidFirst Bank, its prior landlord and settled all claims relating to the Company’s prior office space lease.

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

Rubenstein Matter

On September 28, 2017, Aaron Rubenstein, a purported shareholder of the Company’s common stock, filed a lawsuit against the Company (as nominal defendant) and Richard N. Azar II, it’s then Chief Executive Officer and director (who has since resigned from both positions), RAD2 Management, LLC, RAD2 Minerals, Ltd. and Segundo Resources, LLC, each an entity owned and controlled by Mr. Azar, in the United States District Court, Western District of Texas (Case No. 5:17-cv-962-FB).  The suit seeks the recovery (for the benefit of the Company) of alleged short-swing profits from Mr. Azar and his related entities under Section 16(b) of the Exchange Act relating to various transactions involving Series B Preferred Stock of the Company in November 2016 and January 2017. Mr. Azar denied the existence of any short-swing profits and filed a denial with the court. The Company also filed a denial with the court.

The parties are currently in discussions regarding a settlement of the plaintiff’s claims. Following the date of this filing the Company anticipates entering into a settlement agreement and that the plaintiff will file a dismissal of the plaintiff’s claims with the court.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018, filed with the Commission on July 2, 2018 (the “Form 10-K”), except as provided and discussed below, and investors should review the risks provided below and in the Form 10-K prior to making an investment in the Company.

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

If we are unable to regain compliance with the NYSE American criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing. In addition, delisting from the NYSE American might negatively impact our reputation and, as a consequence, our business. Additionally, if we were delisted from the NYSE American and we are not able to list our common stock on another national exchange we will no longer be eligible to use Form S-3 registration statements (which we are currently unable to use due to our prior defaults with IBC Bank) and will instead be required to file a Form S-1 registration statement for any primary or secondary offerings of our common stock, which would delay our ability to raise funds in the future, may limit the type of offerings of common stock we could undertake, and would increase the expenses of any offering, as, among other things, registration statements on Form S-1 are subject to SEC review and comments whereas take downs pursuant to a previously filed Form S-3 are not.

The full amount of premiums, interest and dividends through the maturity date of each applicable security held by the Investor is due upon the repayment/redemption (where applicable), exercise or conversion, as applicable, of the Series C Preferred Stock.

The Series C Preferred Stock provides that all applicable dividends (due under the terms of the Series C Preferred Stock), which initially accrued in the amount of 6% per annum and which increase or decrease subject to the terms of the applicable securities, based on among other things, the trading price of the Company’s common stock, up to a maximum of 34.95% per annum (which interest rate is currently 34.95% for the outstanding Series C Preferred Stock sold in October 2017 and 34.95% for the outstanding Series C Preferred Stock sold in October 2018), are due upon conversion or redemption thereof, for the full seven year term of such securities.

The requirement that we pay all premiums and dividends through maturity and the adjustable nature of such premium and dividend rates, may force us to issue the Investor significant additional shares of common stock, which may cause significant dilution to existing stockholders. The requirement that we pay all premiums and dividends through maturity may make it too costly for us to redeem the Investor’s securities, prior to conversion thereof, as applicable.

The number of shares of common stock issuable in consideration for premiums, interest and dividends through maturity on the Series C Preferred Stock continue to be adjustable after the conversion of such securities.

Pursuant to the terms of the Series C Preferred Stock, the conversion rate of such securities in connection with the premiums and dividends due on such securities through maturity (7 years, regardless of when converted), continues to be adjustable after the issuance of such securities. Specifically, such securities remain adjustable, based on a discount to the lowest daily volume weighted average price during a measuring period for a period of 60 days after the applicable number of shares stated in the initial conversion notice have actually been received into the Investor’s designated brokerage account in electronic form and fully cleared for trading (subject to certain extensions described in the applicable securities). Because the Investor is limited to holding not more than 9.99% of the Company’s common stock upon exercise/conversion of any security, the Investor will not receive all of the shares due upon any conversion, until it has sold shares and been issued additional shares and as such, the beginning date for the applicable 30 or 60 day period after conversion is impossible to determine and may be a significant additional number of days after the initial conversion by the Investor.

In the event of a decrease in the Company’s stock price during the applicable measuring periods, the conversion rate of the premiums and dividends due on such applicable securities will adjust downward and the Investor will be due additional shares of common stock, which issuances may cause further significant dilution to existing shareholders and the sale of such shares may cause the value of the Company’s common stock to decline in value. Furthermore, it is likely that the sale by the Investor of the shares of common stock which the Investor receives in connection with any conversion, during the applicable measuring period, will cause the value of the Company’s common stock to decline in value and the conversion rate to decrease and will result in the Investor being due additional shares of common stock during the measuring period, which will trigger additional decreases in the value of the Company’s common stock upon further public sales by the Investor. If this were to occur, the Investor would be entitled to receive an increasing number of shares, upon conversion of the remaining securities, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

The issuance of common stock upon conversion of the Series C Preferred Stock will cause immediate and substantial dilution and the sale of such stock will cause significant downward pressure on our stock price.

The issuance of common stock upon conversion of the Series C Preferred Stock will result in immediate and substantial dilution to the interests of other stockholders. Although the Investor may not receive shares of common stock exceeding 9.99% of our outstanding shares of common stock immediately after affecting such conversion, this restriction does not prevent the Investor from receiving shares up to the 9.99% limit, selling those shares, and then receiving the rest of the shares it is due, in one of more tranches, while still staying below the 9.99% limit. If the Investor chooses to do this, it will cause substantial dilution to the then holders of our common stock. Additionally, the continued sale of shares issuable upon successive conversions will likely create significant downward pressure on the price of our common stock as the Investor sells material amounts of our common stock over time and/or in a short period of time. This could place further downward pressure on the price of our common stock and in turn result in the Investor receiving an ever increasing number of additional shares of common stock upon conversion of its securities, and adjustments thereof, which in turn will likely lead to further dilution, reductions in the exercise/conversion price of the Investor’s securities and even more downward pressure on our common stock, which could lead to our common stock becoming devalued or worthless.

* * * * * * *

The Risk Factors described in our Annual Report on Form 10-K for the year ended March 31, 2018 relating to the Rogers Loan and security interests thereon, the amount due and owed to IBC Bank, our default of the IBC Bank loan, IBC Bank’s security interests, our prior substantial indebtedness, the prior letter of intent entered into in contemplation of the Assumption Agreement, and the risks relating to the First Warrant (which has been fully exercised), are no longer applicable as a result of the transactions described above under “Part I. Financial Statements – Note 2 – Liquidity and Going Concern Considerations”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 An aggregate of 4,417,911 shares of common stock were issued to the Investor in connection with the exercise of the Warrant during fiscal 2017 (200,000), fiscal 2018 (3,909,500), and 308,411 shares were issued in April 2018. The First Warrant has been fully-exercised and extinguished to date.

As of November 7, 2018, the Investor had converted 527 shares of Series C Preferred Stock into 108,493,769 shares of common stock (when including true ups). Additionally, the 1,684 shares of Series C Preferred Stock sold pursuant to the terms of the October 2017 Purchase Agreement and the 369 shares of Series C Preferred Stock sold pursuant to the October 2018 Purchase Agreement, can convert, pursuant to their terms, and including conversion premiums thereon, into approximately 536.3 million shares of common stock, subject to further adjustments pursuant to the terms of the Series C Preferred Stock, including true ups thereon, based on conversion prices of $0.0609 per share (pursuant to the October 2017 Purchase Agreement) and $0.1298 per share (pursuant to the October 2018 Purchase Agreement), which conversion price may actually be significantly less than such estimate and which shares due may be significantly greater, as of the date of this filing.

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

As of June 30, 2018, the 408,508 outstanding shares of Series B Preferred Stock had accrued an aggregate of $606,764 in dividends. The Company paid the dividends by way of the issuance of an aggregate of 1,753 shares of its common stock to the preferred shareholders in September 2018, pursuant to the terms of the designation (which provides that the Shares shall be based on a value of $87.50 per share). The beneficial owners of the Series B Preferred Stock as of June 30, 2018, were Richard N. Azar, II, the Company’s former Chief Executive Officer and former director, and Alan Dreeben, the Company’s former director.

As of September 30, 2018, the 408,508 outstanding shares of Series B Preferred Stock had accrued $153,191 in dividends. The Company plans to pay the dividends by way of the issuance of an aggregate of 1,753 shares of its common stock to the preferred shareholders pursuant to the terms of the designation (which provides that the Shares shall be based on a value of $87.50 per share). The beneficial owners of the Series B Preferred Stock as of September 30, 2018, were Richard N. Azar, II, the Company’s former Chief Executive Officer and former director, and Alan Dreeben, the Company’s former director. To date, the accrued dividend outstanding as of September 30, 2018 has not been paid.

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

On October 5, 2017, the Company and the Investor entered into a Stock Purchase Agreement, amended on March 2, 2018 (as amended, the “October 2017 Purchase Agreement”) pursuant to which the Company agreed to sell, pursuant to the terms thereof, 1,684 shares of our Series C Preferred Stock for $16 million (a 5% original issue discount to the face value of such shares), subject to certain conditions set forth therein.

During the year ended March 31, 2018, the Company sold the Investor an aggregate of 633 shares of Series C Preferred Stock for $6 million under the terms of the October 2017 Purchase Agreement.

During the three and six-month periods ended September 30, 2018, the Company sold 735 and 945 shares of Series C Preferred Stock pursuant to the terms of the October 2017 Purchaser Agreement, for total consideration of $7 million and $9 million, respectively. As of September 30, 2018 and March 31, 2018, there were 1,683 and 1,132 shares of Series C Preferred Stock outstanding, respectively.

During the three-month period ended September 30, 2018, the Investor converted 143 shares of the Series C Preferred stock with a face value of $1.43 million and was issued 440,002 shares of common stock and additional shares of common stock in dividend premium shares of 57,446,143 and true ups on those and prior conversions for an aggregate of a total of 57,886,145 shares issued.

During the three and six month periods ended September 30, 2018, the Investor converted 143 and 394 shares of the Series C Preferred stock with a face value of $1.43 million and $3.94 million and was issued 440,002 and 1,212,326 shares of common stock and additional shares of common stock in dividend premium shares of 8,533,610 and 17,184,686, respectively and true ups on those and prior conversions for an aggregate of a total of 66,752,089 shares issued during the six months ended September 30, 2018.

The terms of the October 2017 Purchase Agreement, the rights and preferences of the Series C Preferred Stock (which Series C Preferred Stock sold pursuant to the October 2017 Purchase Agreement currently has a dividend rate of 34.95% per year) and related items are described in greater detail in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 5, 2017.

The Company plans to use the proceeds from the sale of the Series C Preferred Stock for working capital, workovers on existing wells, drilling and completion of additional wells, acquisitions, repayment of vendor balances and payments to IBC, in anticipation of regaining compliance.

On April 6, 2016, the Company entered into a Securities Purchase Agreement with the Investor, pursuant to which the Company issued a redeemable convertible subordinated debenture, with a face value of $530,000, initially convertible into shares of common stock at a conversion price equal to $3.25 per share. The debenture matures in seven years and accrues interest at a rate of 6.0% per annum. Due to the prior decline in the price of our common stock and that a trigger event occurred on June 30, 2016 as a result of the delay in filing our Annual Report on Form 10-K for the year ended March 31, 2016, the premium rate on the debenture increased from 6% to 34% and the conversion discount became 85% of the lowest daily volume weighted average price during the measuring period (60 days prior to and 60 days after the last date that the Investor receives the last of the shares due), less $0.10 per share of common stock not to exceed 85% of the lowest sales price on the last day of such period less $0.10 per share.

On August 23, 2017, the Investor converted $35,000 of the principal amount of the Debenture into an aggregate of 70,189 shares of common stock, which included 431 shares for conversion of principal and 69,758 shares for premiums.

On April 20, 2018, the Investor was issued 141,982 shares of common stock as a result of true-ups in connection with the August 23, 2017 conversion of the Debenture.

On October 31, 2018, the Investor converted the entire $495,000 of principal owed under the terms of the debenture, into an aggregate of 20,037,653 shares of common stock, including 152,308 shares of common stock issuable upon conversion of the principal amount thereof (at a conversion price of $3.25 per share), and 19,885,345 shares in connection with conversion premiums due thereon (at a conversion price, as calculated as provided in such debenture, of $0.0609 per share). A total of 2,500,000 of such shares were issued to the Investor in connection with the conversion (an additional 3,272,000 shares were issued on November 5, 2018) and the remaining shares were held in abeyance subject to the Investor’s 9.99% ownership limitation, to be issued from time to time, at the request of the Investor.

In October 2018, Richard N. Azar II, both on his own behalf and on behalf of the entities which he beneficially owned, converted all 364,508 shares of Series B Preferred Stock which he beneficially owned into an aggregate of 104,146, of which 12,419 shares of converted common stock (along with a total of 2,818 shares previously beneficially owned by Mr. Azar) were immediately cancelled pursuant to the terms of the Segundo Settlement, described above under “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 2 – Liquidity and Going Concern Considerations” – “Segundo Settlement”.

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

In October 2018, we issued 50,000 shares of restricted common stock to a consultant pursuant to the terms of a consulting agreement.

The sale and issuance of the securities have been determined to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering.

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

CAMBER ENERGY, INC.
(Registrant)

/s/ Louis G. Schott
Louis G. Schott
Interim Chief Executive Officer
(Principal Executive Officer)
Date: November 16, 2018

/s/ Robert Schleizer
Robert Schleizer
Chief Financial Officer
(Principal Financial/Accounting Officer)
Date: November 16, 2018

EXHIBIT INDEX

2.1	Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser and Camber Energy, Inc., as Seller, dated July 12, 2018 (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on July 13, 2018 and incorporated herein by reference) (File No. 001-32508)

2.2	First Amendment to Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser and Camber Energy, Inc., as Seller, dated August 2, 2018 (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on August 7, 2018 and incorporated herein by reference) (File No. 001-32508)

2.3	Second Amendment to Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser, Camber Energy, Inc., as Seller and CE Operating, LLC, dated September 24, 2018 (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K, filed with the Commission on September 25, 2018 and incorporated herein by reference) (File No. 001-32508)

3.1	Amendment to Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 25, 2018 (Filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed with the Commission on July 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.1***	Separation and Release Agreement between Camber Energy, Inc. and Richard N. Azar II dated May 25, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

10.2***	Common Stock Purchase Warrant granted to Richard N. Azar II dated May 25, 2018 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

10.3***	Engagement Letter with Fides Energy LLC/Louis G. Schott dated May 25, 2018 (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

10.4	Compromise Settlement Agreement and Mutual Release by and between Camber Energy, Inc. and Segundo Resources, LLC, dated July 12, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on July 13, 2018 and incorporated herein by reference) (File No. 001-32508)

10.5	Agreement in Connection with the Loan by and Between Camber Energy, Inc. and International Bank of Commerce (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on August 7, 2018 and incorporated herein by reference) (File No. 001-32508)

10.6	Assumption Agreement dated September 26, 2018, by and between International Bank of Commerce, Camber Energy, Inc., CE Operating, LLC, N&B Energy, LLC, Richard N. Azar, II, RAD2 Minerals, Ltd., Donnie B. Seay, and DBS Investments, Ltd. (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.7	Assignment of Production Payment, effective August 1, 2018, by and among N&B Energy, LLC and CE Operating, LLC (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.8	Assignment of Overriding Royalty Interest, effective August 1, 2018, by CE Operating, LLC in favor of Camber Royalties, LLC (Orion Properties) (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.9	Assignment of Overriding Royalty Interest, effective August 1, 2018, by N&B Energy, LLC in favor of Camber Royalties, LLC (TAW Leases) (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.10	Form of Stock Purchase Agreement relating to the purchase of $3.5 million in shares of Series C Redeemable Convertible Preferred Stock dated October 26, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on November 1, 2018 and incorporated herein by reference) (File No. 001-32508)

16.1	Letter dated August 2, 2018 from GBH CPAs, PC to the Securities and Exchange Commission (Filed as Exhibit 16.1 to the Company’s Report on Form 8-K, filed with the Commission on August 2, 2018 and incorporated herein by reference) (File No. 001-32508)

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer

31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer

32.2**	Section 906 Certification of Periodic Report of Principal Financial Officer

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.LAB	XBRL Label Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.

*101.DEF	XBRL Definition Linkbase Document

*	Exhibits filed herewith.

**	Exhibits furnished herewith.

***	Management contract or compensatory plan.