Form 10-Q/A
period 2018-06-30
CAMBER ENERGY, INC.
filed 2019-02-14
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment”) to the Quarterly Report on Form 10-Q of Camber Energy, Inc. (the “Company”) for the quarter ended June 30, 2018 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2018, is being filed for the sole purpose of amending Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, to correct the disclosure therein relating to our total estimated proved reserves as of June 30, 2018 which was reported in error in the original Form 10-Q, due to a clerical error.

In accordance with applicable SEC rules, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated as of the date of filing of this Amendment. Because this Amendment does not include financial statements and does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. Accordingly, this Amendment consists solely of the preceding cover page, this explanatory note, Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the signature page, the Exhibit Index, and Exhibits 31.1 and 31.2.

Except as described above, no changes have been made to the Form 10-Q and no adjustments have been made to the Form 10-Q in connection with the Company’s 1-for-25 reverse stock split of the Company’s (a) authorized; and (b) issued and outstanding, shares of common stock, which was effective on December 24, 2018. The Form 10-Q continues to speak as of the date of the Form 10-Q, except as described above, and the Company has not updated the disclosures contained herein to reflect any events that have occurred as of a date subsequent to the date of the Form 10-Q, except as described above. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the Company’s filings made with the SEC subsequent to the filing of the Form 10-Q. The filing of this Amendment is not an admission that the Form 10-Q, when filed, included any untrue statement of a material fact necessary to make a statement not misleading.

CAMBER ENERGY, INC.

PART 1. FINANCIAL INFORMATION

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

At June 30, 2018, Camber’s total estimated proved reserves were approximately 3.475 million barrels of oil equivalent (“Boe”), of which approximately .294 million barrels (“Bbls”) were crude oil reserves, approximately 1.546 million barrels (“Bbls”) were natural gas liquids, and approximately 9.806 billion cubic feet (“Bcf”) were natural gas reserves. Approximately 90% of the barrel of oil equivalent (“Boe”) was producing.

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

CAMBER ENERGY, INC.
(Registrant)

/s/ Louis G. Schott
Louis G. Schott
Interim Chief Executive Officer
(Principal Executive Officer)
Date: February 14, 2019

/s/ Robert Schleizer
Robert Schleizer
Chief Financial Officer
(Principal Financial/Accounting Officer)
Date: February 14, 2019

EXHIBIT INDEX

2.1	Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser and Camber Energy, Inc., as Seller, dated July 12, 2018 (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on July 13, 2018 and incorporated herein by reference) (File No. 001-32508)

2.2	First Amendment to Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser and Camber Energy, Inc., as Seller, dated August 2, 2018 (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on August 7, 2018 and incorporated herein by reference) (File No. 001-32508)

3.1	Amendment to Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 25, 2018 (Filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed with the Commission on July 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.1***	Separation and Release Agreement between Camber Energy, Inc. and Richard N. Azar II dated May 25, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

10.2***	Common Stock Purchase Warrant granted to Richard N. Azar II dated May 25, 2018 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

10.3***	Engagement Letter with Fides Energy LLC/Louis G. Schott dated May 25, 2018 (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

10.4	Compromise Settlement Agreement and Mutual Release by and between Camber Energy, Inc. and Segundo Resources, LLC, dated July 12, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on July 13, 2018 and incorporated herein by reference) (File No. 001-32508)

10.5	Agreement in Connection with the Loan by and Between Camber Energy, Inc. and International Bank of Commerce (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on August 7, 2018 and incorporated herein by reference) (File No. 001-32508)

16.1	Letter dated August 2, 2018 from GBH CPAs, PC to the Securities and Exchange Commission (Filed as Exhibit 16.1 to the Company’s Report on Form 8-K, filed with the Commission on August 2, 2018 and incorporated herein by reference) (File No. 001-32508)

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer

31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer

32.1	Section 906 Certification of Periodic Report of Principal Executive Officer (filed as an exhibit to the original Form 10-Q filing)

32.2	Section 906 Certification of Periodic Report of Principal Financial Officer (filed as an exhibit to the original Form 10-Q filing)

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document

* Exhibits filed herewith.

** Exhibits furnished herewith.

*** Management contract or compensatory plan.