Form 10-Q/A
period 2018-09-30
CAMBER ENERGY, INC.
filed 2019-02-14
CIK 1309082

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment”) to the Quarterly Report on Form 10-Q of Camber Energy, Inc. (the “Company”) for the quarter ended September 30, 2018 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2018, is being filed for the sole purpose of amending Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, to correct the disclosure therein relating to our total estimated proved reserves as of September 30, 2018 which was reported in error in the original Form 10-Q, due to a clerical error.

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

At September 30, 2018, Camber’s total estimated proved reserves were approximately 0.429 million barrels of oil equivalent (“Boe”), of which approximately 0.190 million barrels (“Bbls”) were crude oil reserves, approximately 0.034 million barrels (“Bbls”) were natural gas liquids, and approximately 1.232 billion cubic feet (“Bcf”) were natural gas reserves. Approximately 52% of the barrel of oil equivalent (“Boe”) was producing.

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

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased for the current quarter as compared to the prior year’s quarter by approximately $0.3 million primarily related to the decrease in total depreciable assets caused by the sale closed in September 2018.

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

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased for the six months ended September 30, 2018, compared to the prior year’s period by approximately $0.5 million primarily related to the decrease in properties due to the sale closed in September 2018.

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

CAMBER ENERGY, INC.
(Registrant)

/s/ Louis G. Schott
Louis G. Schott
Interim Chief Executive Officer
(Principal Executive Officer)
Date: February 14, 2019

/s/ Robert Schleizer
Robert Schleizer
Chief Financial Officer
(Principal Financial/Accounting Officer)
Date: February 14, 2019

EXHIBIT INDEX

2.1	Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser and Camber Energy, Inc., as Seller, dated July 12, 2018 (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on July 13, 2018 and incorporated herein by reference) (File No. 001-32508)

2.2	First Amendment to Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser and Camber Energy, Inc., as Seller, dated August 2, 2018 (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on August 7, 2018 and incorporated herein by reference) (File No. 001-32508)

2.3	Second Amendment to Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser, Camber Energy, Inc., as Seller and CE Operating, LLC, dated September 24, 2018 (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K, filed with the Commission on September 25, 2018 and incorporated herein by reference) (File No. 001-32508)

3.1	Amendment to Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 25, 2018 (Filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed with the Commission on July 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.1***	Separation and Release Agreement between Camber Energy, Inc. and Richard N. Azar II dated May 25, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

10.2***	Common Stock Purchase Warrant granted to Richard N. Azar II dated May 25, 2018 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

10.3***	Engagement Letter with Fides Energy LLC/Louis G. Schott dated May 25, 2018 (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

10.4	Compromise Settlement Agreement and Mutual Release by and between Camber Energy, Inc. and Segundo Resources, LLC, dated July 12, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on July 13, 2018 and incorporated herein by reference) (File No. 001-32508)

10.5	Agreement in Connection with the Loan by and Between Camber Energy, Inc. and International Bank of Commerce (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on August 7, 2018 and incorporated herein by reference) (File No. 001-32508)

10.6	Assumption Agreement dated September 26, 2018, by and between International Bank of Commerce, Camber Energy, Inc., CE Operating, LLC, N&B Energy, LLC, Richard N. Azar, II, RAD2 Minerals, Ltd., Donnie B. Seay, and DBS Investments, Ltd. (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.7	Assignment of Production Payment, effective August 1, 2018, by and among N&B Energy, LLC and CE Operating, LLC (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.8	Assignment of Overriding Royalty Interest, effective August 1, 2018, by CE Operating, LLC in favor of Camber Royalties, LLC (Orion Properties) (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.9	Assignment of Overriding Royalty Interest, effective August 1, 2018, by N&B Energy, LLC in favor of Camber Royalties, LLC (TAW Leases) (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.10	Form of Stock Purchase Agreement relating to the purchase of $3.5 million in shares of Series C Redeemable Convertible Preferred Stock dated October 26, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on November 1, 2018 and incorporated herein by reference) (File No. 001-32508)

16.1	Letter dated August 2, 2018 from GBH CPAs, PC to the Securities and Exchange Commission (Filed as Exhibit 16.1 to the Company’s Report on Form 8-K, filed with the Commission on August 2, 2018 and incorporated herein by reference) (File No. 001-32508)

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer

31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer

32.1	Section 906 Certification of Periodic Report of Principal Executive Officer (included in original Form 10-Q filing)

32.2	Section 906 Certification of Periodic Report of Principal Financial Officer (included in original Form 10-Q filing)

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document

*	Exhibits filed herewith.

**	Exhibits furnished herewith.

***	Management contract or compensatory plan.