Form 10-Q
period 2018-12-31
CAMBER ENERGY, INC.
filed 2019-02-14
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	12,613,187 (as of February 11, 2019)

CAMBER ENERGY, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAMBER ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2018	2018
ASSETS
Current Assets
Cash	$9,272,388	$760,317
Restricted Cash	—	28,834
Accounts Receivable	70,571	646,891
Other Current Assets	232,177	228,733
Total Current Assets	9,575,136	1,664,775

Property and Equipment
Oil and Gas Properties - Subject to Amortization	50,636,232	61,082,526
Oil and Gas Properties - Not Subject to Amortization	28,016,989	28,016,989
Other Property and Equipment	1,570	1,570
Total Property and Equipment	78,654,791	89,101,085
Accumulated Depletion, Depreciation and Amortization	(78,320,508)	(76,555,506)
Total Property and Equipment, Net	334,283	12,545,579
Other Assets	198,519	57,510
Total Assets	$10,107,938	$14,267,864

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities
Accounts Payable	$1,934,320	$2,972,261
Common Stock Payable	171,000	200,000
Accrued Expenses	55,185	1,140,730
Notes Payable, Net of Discount	—	247,403
Current Portion of Long-Term Notes Payable, Net of Discount	—	35,691,567
Total Current Liabilities	2,160,505	40,251,961

Asset Retirement Obligations	319,770	979,159
Derivative Liability	5	5
Total Liabilities	2,480,280	41,231,125

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par, -0- Shares Issued and Outstanding	—	—
Preferred Stock Series B, 600,000 Shares Authorized of $0.001 Par, 44,000 and 408,508 Shares Issued and Outstanding, respectively, Liquidation Preference of $1,100,000	44	409
Preferred Stock Series C, 500,000 Shares Authorized of $0.001 Par, 2,305 and 1,132 Shares Issued and Outstanding, respectively, Liquidation Preference of $23,050,000	2	1
Common Stock, 20,000,000 Shares Authorized of $0.001 Par, 6,771,515 and 230,363 Shares Issued and Outstanding, respectively	6,772	230
Additional Paid-in Capital	154,676,002	141,429,810
Stock Dividends Distributable	5,676,275	2,467,910
Accumulated Deficit	(152,731,437)	(170,861,622)
Total Stockholders’ Equity (Deficit)	7,627,658	(26,963,261)
Total Liabilities and Stockholders’ Equity (Deficit)	$10,107,938	$14,267,864

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Operating Revenues
Crude Oil	$73,301	$222,702	$455,322	$897,952
Natural Gas	13,114	567,982	753,057	1,648,387
Natural Gas Liquids	41,522	1,365,100	1,423,720	2,994,303
Total Revenues	127,937	2,155,784	2,632,099	5,540,642

Operating Expenses
Lease Operating Expenses	441,312	1,194,629	2,600,353	3,642,733
Severance and Property Taxes	5,937	113,778	133,192	277,580
Depreciation, Depletion, Amortization, and Accretion	1,026	436,776	464,952	1,443,765
Impairment of Oil and Gas Properties	548,819	1,875,000	1,304,785	4,025,374
(Gain)/Loss on Sales of Oil and Gas Properties	—	3,851,461	(25,808,246)	3,850,266
General and Administrative	677,566	2,767,610	3,512,816	5,480,803
Total Operating Expenses	1,674,660	10,239,254	(17,792,148)	18,720,521
Operating Income (Loss)	(1,546,723)	(8,083,470)	20,424,247	(13,179,879)

Other Expense (Income)
Interest Expense	202,669	943,356	2,436,776	5,106,697
Other Expense (Income), Net	(163,308)	69,983	(142,714)	105,327
Total Other Expenses	39,361	1,013,339	2,294,062	5,212,024

Net Income (Loss)	$(1,586,084)	$(9,096,809)	$18,130,185	$(18,391,903)

Net Income (Loss) Per Common Share
Basic	$(0.64)	$(97.76)	$6.39	$(281.74)
Diluted	$(0.64)	$(97.76)	$0.42	$(281.74)

Weighted Average Number of Common Shares Outstanding
Basic	4,998,262	98,303	2,335,991	69,651
Diluted	4,998,262	98,303	35,237,930	69,651

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the Three Months Ended December 31, 2017 and 2018

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Stock		Total
	Number		Number		Number		Number		Paid-In	Divided	Accumulated	Stockholders’
	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Capital	Distributable	Deficit	(Deficit) Equity
Balances, September 30, 2017	—	$—	408,508	$409	394	$1	71,541	$71	$134,631,499	$1,281,773	$(155,385,128)	$(19,471,375)
Common Shares issued for:
Conversion of Series C Preferred Stock	—	—	—	—		—	6,527	7	(7)	—	—	—
Warrants - Abeyance	—	—	—	—	—	—	36,804	37	(37)	—	—	—
Share-Based Compensation	—	—	—	—	—	—	8,813	9	953,639	—	—	953,648
Issuance of Series C Preferred Shares for Cash Proceeds	—	—	—	—	423	—	—	—	4,000,000	—	—	4,000,000
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	(513,746)	513,746	—	—
Net Loss	—	—	—	—	—	—	—	—	—	—	(9,096,809)	(9,096,809)
Balances, December 31, 2017	—	$—	408,508	$409	817	$1	123,685	$124	$139,071,348	$1,795,519	$(164,481,937)	$(23,614,536)

Balances, September 30, 2018	—	$—	408,508	$409	1,683	$2	2,954,034	$2,954	$149,377,768	$4,060,858	$(151,145,353)	$2,296,638
Common Shares issued for:
Conversion of Series B Preferred Stock	—	—	(364,508)	(365)	—	—	3,556	4	361	—	—	—
Conversion of Series C Preferred Stock	—	—	—	—	(10)	—	2,800,685	2,801	(2,801)	—	—	—
Payment of Series B Dividend	—	—	—	—	—	—	500	1	468	(469)	—	—
Warrants - Abeyance	—	—	—	—	—	—	12,336	12	(12)	—	—	—
Debenture Conversion	—	—	—	—	—	—	1,000,404	1,000	916,104	—	—	917,104
Issuance of Series C Preferred Stock for Cash Proceeds	—	—	—	—	632	—	—	—	6,000,000	—	—	6,000,000
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	(1,615,886)	1,615,886	—	—
Net Loss	—	—	—	—	—	—	—	—	—	—	(1,586,084)	(1,586,084)
Balances, December 31, 2018	—	$—	44,000	$44	2,305	$2	6,771,515	$6,772	$154,676,002	$5,676,275	$(152,731,437)	$7,627,658

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the Nine Months Ended December 31, 2017 and 2018

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Stock		Total
	Number		Number		Number		Number		Paid-In	Divided	Accumulated	Stockholders’
	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Capital	Distributable	Deficit	(Deficit) Equity
Balances, March 31, 2017	—	$—	552,000	$552	404	$1	43,385	$43	$134,921,809	$598,650	$(146,090,034)	$(10,568,979)
Common Shares issued for:
Conversion of Series B Preferred Stock	—	—	(143,492)	(143)	—	—	1,640	2	141	—	—	—
Conversion of Series C Preferred Stock	—	—	—	—	(10)	—	16,391	17	(17)	—	—	—
Stock Dividends	—	—	—	—	—	—	95	—	34,835	(34,835)	—	—
Share-Based Compensation	—	—	—	—	—	—	8,813	9	963,271	—	—	963,280
Warrants - Abeyance	—	—	—	—	—	—	50,473	50	(50)	—	—	—
Conversion of Debenture	—	—	—	—	—	—	2,808	3	34,997	—	—	35,000
Lender Shares	—	—	—	—	—	—	80	—	35,900	—	—	35,900
Issuance of Common Stock for Settlement of Stock Payable	—	—	—	—	—	—	—	—	23,574	—	—	23,574
Issuance of Series C Preferred Shares for Cash Proceeds	—	—	—	—	423	—	—	—	4,000,000	—	—	4,000,000
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	(1,231,704)	1,231,704	—	—
Warrants - Vantage	—	—	—	—	—	—	—	—	288,592	—	—	288,592
Net Loss	—	—	—	—	—	—	—	—	—	—	(18,391,903)	(18,391,903)
Balances, December 31, 2017		$—	408,508	$409	817	$1	123,685	$124	$139,071,348	$1,795,519	$(164,481,937)	$(23,614,536)

Balances, March 31, 2018	—	$—	408,508	$409	1,132	$1	230,363	$230	$141,429,811	$2,467,910	$(170,861,622)	$(26,963,261)
Common Shares issued for:
Conversion of Series B Preferred Stock	—	—	(364,508)	(365)	—	—	3,556	4	361	—	—	—
Conversion of Series C Preferred Stock	—	—	—	—	(404)	—	5,522,216	5,523	(5,523)	—	—	—
Payment of Series B Dividend	—	—	—	—	—	—	640	1	2,698	(2,699)	—	—
Warrants - Abeyance	—	—	—	—	—	—	12,336	12	(12)	—	—	—
Debenture Conversion	—	—	—	—	—	—	1,000,404	1,000	916,104	—	—	917,104
Share-Based Compensation	—	—	—	—	—	—	—	—	343,630	—	—	343,630
Issuance of Common Stock for Settlement of Stock Payable	—	—	—	—	—	—	2,000	2	199,998	—	—	200,000
Issuance of Series C Preferred Stock for Cash Proceeds	—	—	—	—	1,577	1	—	—	14,999,999	—	—	15,000,000
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	(3,211,064)	3,211,064	—	—
Net Income	—	—	—	—	—	—	—	—	—	—	18,130,185	18,130,185
Balances, December 31, 2018	—	$—	44,000	$44	2,305	$2	6,771,515	$6,772	$154,676,002	$5,676,275	$(152,731,437)	$7,627,658

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31,
	2018	2017
Cash Flows from Operating Activities
Net Income (Loss)	$18,130,185	$(18,391,903)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	464,952	1,443,765
Impairment of Oil and Gas Properties	1,304,785	4,025,374
Loss on Sale of Fixed Assets	—	6,503
(Gain)/Loss on Sale of Oil and Gas Properties	(25,808,246)	3,850,266
Share-Based Compensation	343,630	963,280
Amortization of Discount on Notes	1,499,647	867,017
Change in Fair Value of Derivative Liability	—	(20,919)
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	576,320	(211,320)
Other Current Assets	(3,444)	(327,326)
Accounts Payable and Accrued Expenses	(696,281)	4,176,296
Net Cash Used in Operating Activities	(4,188,452)	(3,618,967)

Investing Cash Flows
Cash Paid for Oil and Gas Property Development Costs	(2,187,302)	(1,208,571)
Proceeds from Sale Fixed Assets	—	10,069
Cash Paid for (Proceeds from) Deposits	(141,009)	8,416
Proceeds from Sale of Oil and Gas Properties and Fixed Assets	—	1,947,559
Net Cash (Used in) Provided by Investing Activities	(2,328,311)	757,473

Financing Cash Flows
Proceeds from Issuance of Notes Payable	—	150,000
Principal Repayments of Notes Payable	—	(2,361,703)
Proceeds from Issuance of Series C Preferred Stock and Warrants	15,000,000	4,000,000
Net Cash Provided by Financing Activities	15,000,000	1,788,297

(Decrease) Increase in Cash and Restricted Cash	8,483,237	(1,073,197)
Cash and Restricted Cash at Beginning of the Period	789,151	2,389,761
Cash and Restricted Cash at End of the Period	$9,272,388	$1,316,564

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

 NOTES TO FINANCIAL STATEMENTS

 (Unaudited)

NOTE 1 – GENERAL

 Camber Energy, Inc. (“Camber” or the “Company”) is an independent oil and gas company engaged in the development and acquisition of onshore properties in Texas. Subsequent to the sale of its assets in Oklahoma to N&B Energy, LLC (“N&B Energy”) effective August 1, 2018 (see further discussion in “Note 2 – Liquidation and Going Concern Considerations”), Camber retained its assets in Glasscock County and operates in Hutchinson County, Texas. Additionally, as part of the sale of its assets to N & B Energy, the Company also retained a 12.5% production payment (effective until a total of $2.5 million has been received); a 3% overriding royalty interest in its existing Okfuskee County, Oklahoma asset; and an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignments of Overriding Royalty Interests. No payments were received in regards to any of the retained items noted above through December 31, 2018.

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

On March 1, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to effect a 1-for-25 reverse stock split of all outstanding common stock shares of the Company. The reverse stock split was effective on March 5, 2018. The effect of the reverse stock split was to combine each 25 shares of outstanding common stock into one new share, with no change in authorized shares or par value per share. Proportional adjustments were made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock (subject to the terms thereof), warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans. The reverse stock split did not affect any shareholder’s ownership percentage of the Company’s common stock, except to the limited extent that the reverse stock split resulted in any shareholder owning a fractional share. Fractional shares of common stock were rounded up to the nearest whole share based on each holder’s aggregate ownership of the Company. All issued and outstanding shares of common stock, conversion terms of preferred stock (subject to the terms thereof), options and warrants to purchase common stock and per share amounts contained in the financial statements, have been retroactively adjusted to reflect the reverse split for all periods presented.

On December 20, 2018, the Company filed a Certificate of Change with the Secretary of State of Nevada to effect a 1-for-25 reverse stock split of the Company’s (a) authorized shares of common stock (from 500,000,000 shares to 20,000,000 shares); and (b) issued and outstanding shares of common stock. The reverse stock split was effective on December 24, 2018. The effect of the reverse stock split was to combine each 25 shares of outstanding common stock into one new share, with a proportionate 1-for-25 reduction in the Company’s authorized shares of common stock, but no change in the par value per share of the common stock. Proportional adjustments were made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock (subject to the terms thereof), warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans. Fractional shares of common stock were rounded up to the nearest whole share based on each holder’s aggregate ownership of the Company. All issued and outstanding shares of common stock, conversion terms of preferred stock (subject to the terms thereof), options and warrants to purchase common stock and per share amounts contained in the financial statements, have been retroactively adjusted to reflect the reverse split for all periods presented.

 NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At December 31, 2018, the Company’s total current assets of $9.6 million exceeded its total current liabilities of $2.2 million, resulting in working capital of $7.4 million, while at March 31, 2018, the Company’s total current liabilities of $40.3 million exceeded its total current assets of $1.7 million, resulting in a working capital deficit of $38.6 million. The $46.0 million increase in the working capital is primarily due to the assignment of the liabilities owed under the IBC Loan Agreement to N&B Energy in September 2018, as discussed below under “Note 2 - Liquidity and Going Concern Considerations - Assumption Agreement”.

As discussed in “Note 6 – Notes Payable and Debenture”, the Company borrowed $40 million from International Bank of Commerce (“IBC” or “IBC Bank”) effective August 25, 2016. The proceeds of the loan were used to repay and refinance approximately $30.6 million of indebtedness owed by certain sellers in the Company’s acquisition, which was completed on August 25, 2016, of working interests in producing properties and undeveloped acreage including varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region, from twenty-three different entities and individuals (the “Sellers”), pursuant to that certain Asset Purchase Agreement (as amended from time to time, the “Asset Purchase Agreement”) dated December 30, 2015 (the “Acquisition”). As of March 31, 2018, the Company was not in compliance with certain covenants of the loan agreement, including requiring the Company to maintain a net worth of $30 million, the Company was in default of the terms of the loan, and the balance of the loan due to IBC of $36.9 million (less unamortized debt issuance costs of approximately $1.3 million), was recognized as a short-term liability on the Company’s balance sheet as of March 31, 2018. The Company also recognized approximately $0 and $39,000 in accrued interest as of December 31, 2018 and March 31, 2018, respectively, related to this note. As discussed below, in September 2018, the Company assigned all of the obligations and liability under the IBC Bank documents to N&B Energy.

On April 6, 2016, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited institutional investor (the “Investor”), pursuant to which the Company sold and issued a redeemable convertible subordinated debenture, with a face amount of $530,000, initially convertible into 261 shares of common stock (subject to certain conversion premiums) at a conversion price equal to $81.25 per share and a warrant to initially purchase 2,215 shares of common stock (subject to adjustment thereunder) at an exercise price equal to $2,031.25 per share (the “First Warrant”). The Investor purchased the debenture at a 5.0% original issue discount in the amount of $500,000 and has exercised the First Warrant in full as described below for the sum of $4.5 million. Additionally, the Investor has fully converted the debenture as of the date of this filing.

Also on April 6, 2016, the Company entered into a Stock Purchase Agreement with the Investor, pursuant to which the Company agreed, subject to certain conditions, to issue up to 527 shares of Series C redeemable convertible preferred stock (the “Series C Preferred Stock”) at a 5% original issue discount, convertible into 1,621,539 shares of common stock (subject to certain conversion premiums) at a conversion price of $3.25 per share (to the best of our knowledge, the Investor has taken the position that such conversion price is not affected by the Company’s stock splits, including the 1-for-25 reverse split which was affected on December 24, 2018), and a warrant to initially purchase 1,778 shares of common stock at an exercise price of $2,812.50 per share (the “Second Warrant”), which Second Warrant expired unexercised. Under the terms of the Stock Purchase Agreement, the Second Warrant and 53 shares of Series C Preferred Stock were sold and issued for $500,000 on September 2, 2016, and the remaining 474 shares of Series C Preferred Stock were sold and issued for $4.5 million on November 17, 2016.

On October 7, 2016, the Investor exercised the First Warrant in full and was due 2,215 shares of common stock upon exercise thereof and an additional 4,068 shares of common stock in consideration for the conversion premium due thereon. A total of 1,296 shares were issued to the Investor on October 7, 2016, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock), provided that all of such shares due to the Investor upon the exercise of the First Warrant have been issued to date. The Company received gross proceeds of $4,500,000 from the exercise of the First Warrant and paid placement agent fees of $427,500 for services rendered in connection with the First Warrant. Pursuant to the terms of the First Warrant, the number of shares due in consideration for the conversion premium increased as the annual rate of return under the First Warrant increased, including by 10% upon the occurrence of certain triggering events (which had occurred by the October 7, 2016 date of exercise), to 17% per annum upon the exercise of the First Warrant.

An aggregate of 176,716 shares of common stock were issued to the Investor in connection with the exercise of the Warrant during fiscal year 2017 (8,000), fiscal year 2018 (156,380), and 12,336 shares were issued in April 2018. The First Warrant has been fully-exercised and extinguished to date.

N&B Energy Asset Disposition Agreement

On July 12, 2018, the Company entered into an Asset Purchase Agreement (as amended by the First Amendment to the Sale Agreement dated August 3, 2018 and the Second Amendment to Sale Agreement dated September 24, 2018, the “Sale Agreement”), as seller, with N&B Energy as purchaser, which entity is affiliated with Richard N. Azar II, the Company’s former Chief Executive Officer and former director, and Donnie B. Seay, the Company’s former director. Pursuant to the Sale Agreement, the Company agreed to sell to N&B Energy a substantial portion of its assets, including all of the assets acquired pursuant to the terms of the December 31, 2015 Asset Purchase Agreement and certain other more recent acquisitions, other than the production payment and overriding royalty interests discussed below (the “Disposed Assets”). In consideration for the Disposed Assets, N&B Energy agreed to pay the Company $100 in cash, to assume all of the Company’s obligations and debt owed under its outstanding loan agreement with IBC Bank, which had a then outstanding principal balance of approximately $36.9 million and the other parties agreed to enter into the Segundo Settlement as described in “Note 8 – Commitments and Contingencies”.

Assumption Agreement

On September 26, 2018, the Company entered into an Assumption Agreement (the “Assumption Agreement”) with IBC Bank; CE Operating, LLC, the Company’s wholly-owned subsidiary (“CE Operating”), which became a party to the Sale Agreement pursuant to the second amendment thereto; N&B Energy, which entity is affiliated with Richard N. Azar, II, the Company’s former Chief Executive Officer and former director (“Azar”), and Donnie B. Seay, the Company’s former director (“Seay”); Azar; RAD2 Minerals, Ltd., an entity owned and controlled by Azar (“RAD2”); Seay; and DBS Investments, Ltd., an entity owned and controlled by Seay. Azar, Seay, RAD2, and DBS are collectively referred to as the “Guarantors”.

Pursuant to the Assumption Agreement, N&B Energy agreed to assume all of the Company’s liabilities and obligations owed to IBC Bank and IBC Bank approved the transactions contemplated by the Sale Agreement and the assumption by N&B Energy of all of the amounts and liabilities which the Company owed to IBC Bank (the “IBC Obligations”). Finally, pursuant to the Assumption Agreement, IBC Bank released and forever discharged the Company and CE Operating and each of their current and former officers, directors, and shareholders, from all covenants, agreements, obligations, claims and demands of any kind, whether in law or at equity, which IBC Bank then had, arising out of or related to the amounts which the Company owed to IBC Bank under the Note, Loan Agreement or mortgages and/or under such documents or agreements, and further agreed to release the lien which IBC Bank then held on certain of the Company’s properties located in west Texas.

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

 In November 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending the presentation of restricted cash within the consolidated statements of cash flows. The new guidance requires that restricted cash be added to cash and cash equivalents on the consolidated statements of cash flows. The Company adopted this ASU on April 1, 2018 on a retrospective basis with the following impacts to our consolidated statements of cash flows for the nine months ended December 31, 2017:

	Previously Reported	Adjustment	As Revised
Net cash provided by financing activities	$3,103,502	$(1,315,205)	$1,788,297

As of December 31, 2018 and March 31, 2018, the Company had restricted cash of $0 and $26,834 related to the loan agreement with IBC bank.

Following is a summary of cash and cash equivalents and restricted cash:

	December 31, 2018	March 31, 2018	December 31, 2017
Cash	$9,272,388	$760,317	$947,242
Restricted cash – current	—	28,834	369,322
Cash, cash equivalents and restricted cash	$9,272,388	$789,151	$1,316,564

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

Subsequent Events

 The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

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

Costs of oil and natural gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $4.20 and $5.67 per barrel of oil equivalent for the nine months ended December 31, 2018 and 2017, respectively.

All of Camber’s oil and gas properties are located in the United States. Below are the components of Camber’s oil and gas properties recorded at:

	December 31, 2018	March 31, 2018
Oil and gas properties subject to amortization	$50,444,699	$60,760,056
Oil and gas properties not subject to amortization	28,016,989	28,016,989
Capitalized asset retirement costs	191,533	322,470
Total oil and gas properties	78,653,221	89,099,515
Accumulated depreciation, depletion and amortization	(78,319,941)	(76,555,320)
Net capitalized costs	$333,280	$12,544,195

 For the nine months ended December 31, 2018, the Company recorded impairments totaling $1,304,785, all of which were due to lease expirations.

Capital Leases

During March and April 2018, the Company purchased certain equipment pursuant to capital leases. The effective value of the equipment was approximately $575,000, and such amount is included in oil and gas properties and the corresponding current liability of approximately $387,000 which was included in accrued expenses as of June 30, 2018. The effective borrowing rate was approximately 35%, and all obligations were due by December 2018. In conjunction with the assignment of the liabilities owed under the IBC Bank loan agreements to N&B Energy in September 2018, as discussed under “Note 2 – Liquidity and Going Concern Considerations – Assumption Agreement” all of the remaining obligations were assumed by the purchaser.

Office Lease

On April 1, 2016, the Company entered into a lease agreement pursuant to which the Company agreed to lease 4,439 square feet of office space at 450 Gears Road, Houston, Harris County, Texas 77067. The lease had a 65-month term (through August 2021), and commenced on April 1, 2016. The monthly rental cost under the lease was -$0- for the month of April 2016, and $7,676 for the months of May 2016 through April 2017, plus as applicable, the Company’s pro rata share of operating expenses and taxes which exceed the total operating expenses and taxes of the property for the first year of the lease. On March 31, 2017, the Company amended its lease at 450 Gears Road to expand to a total of 6,839 square feet, commencing on May 1, 2017. The amendment extended the lease period to November 2021.

In August 2017, the Company ceased its use of this office space and moved its headquarters to San Antonio, Texas. The Company was committed to the remaining lease payments for the Houston office space for approximately $346,000 assuming an early termination of the lease on July 31, 2019, and has recently settled these amounts pursuant to a settlement agreement discussed below. The Company recorded monthly rent expense associated with the Houston lease through August 2017. In accordance with the accounting guidance in ASC 420-10-25-13 regarding exit or disposal cost obligations, as of August 2017, the Company recorded rent expense, within general and administrative expense, and accrued a liability of $302,289, which represents the fair value of costs that will continue to be incurred during the remaining term of the Houston lease without economic benefit to the Company. As of December 31, 2018 and March 31, 2018, the carrying amount of the liability of $182,289 and $302,289, respectively, was included in Current Liabilities in the consolidated balance sheets. In addition, the Company wrote-off $189,533 of mostly fully depreciated property and equipment that was not re-located to the San Antonio headquarters, resulting in a loss of $3,368 which was recognized as a loss during the fiscal year ended March 31, 2018. In October 2018, the Company entered into a settlement with its prior landlord to pay $100,000 and $10,000 per month for each of the next 20 months. See also “Note 8 – Commitments and Contingencies – Legal Proceedings – MidFirst”.

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

Effective August 1, 2018, the Company terminated its month-to-month lease with RAD2, and entered into a month-to-month lease at 1415 Louisiana, Suite 3500 Houston, Texas 77002. The entity which has provided the use of the Company’s Chief Financial Officer is providing this space without charge to the Company.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the retirement of oil and gas property and equipment for the nine-month periods ended December 31, 2018 and 2017, respectively.

	2018	2017
Carrying amount at beginning of period	$979,159	$2,045,847
Accretion	4,725	81,600
Dispositions	(699,536)	(1,328,260)
Change in estimate	35,422	13,755
Carrying amount at end of period	$319,770	$812,942

The Company does not have any short-term asset retirement obligations as of December 31, 2018 and March 31, 2018.

NOTE 6 – NOTES PAYABLE AND DEBENTURE

The Company’s notes payable and debenture consisted of the following:

	December 31, 2018	March 31, 2018
Debenture	$—	$495,000
Note Payable – IBC	—	36,943,617
	—	37,438,617
Unamortized debt discount	—	(1,499,647)
Total Notes Payable and Debenture	—	35,938,970
Less current portion	—	(35,938,970)
Long-term portion	$—	$—

Debenture

On April 6, 2016, the Company entered into a Securities Purchase Agreement with the Investor, pursuant to which the Company issued a redeemable convertible subordinated debenture, with a face value of $530,000, initially convertible into 6,523 shares of common stock at a conversion price equal to $81.25 per share and warrants to initially purchase 2,215 shares of common stock (subject to adjustment thereunder) at an exercise price equal to $2,031.25 per share (the “First Warrant”). The Investor purchased the debenture at a $30,000 original issue discount for the sum of $500,000 and agreed that it would exercise the First Warrant, upon satisfaction of certain conditions, for the sum of $4.5 million, which warrant was exercised in October 2016. The debenture matures in seven years and accrues interest at a rate of 6.0% per annum. Due to the decline in the price of the Company’s common stock and that a trigger event occurred on June 30, 2016 as a result of the delay in filing of its Annual Report on Form 10-K for the year ended March 31, 2016, the premium rate on the debenture increased from 6% to 34% and the conversion discount became 85% of the lowest daily volume weighted average price during the measuring period (60 days prior to and 60 days after the last date that the Investor receives the last of the shares due), less $0.10 per share of common stock not to exceed 85% of the lowest sales price on the last day of such period less $0.10 per share (which discounts, to our knowledge, the Investor has asserted are not affected by the Company’s stock splits).

As the fair value of the warrants issued in connection with the debenture exceeded the $530,000 value of the debenture, the Company fully discounted the entire debenture and will amortize the discount over the term of the debenture. The discount is being amortized through interest expense using the effective interest method over the term of the debenture.

On August 23, 2017, the Investor converted $35,000 of the principal amount of the Debenture into an aggregate of 2,808 shares of common stock, which included 17 shares for conversion of principal (at $2,031.25 per share) and 2,790 shares for premiums.

On April 20, 2018, the Investor was issued 5,679 shares of common stock as a result of true-ups in connection with the August 23, 2017 conversion of the Debenture.

As of March 31, 2018, the Company had a convertible subordinated debenture, with a face value of $495,000 and a balance of $247,403, respectively (net of unamortized discount $247,597, respectively), which was recognized as a short-term liability on the Company’s balance sheet at March 31, 2018. The Company had accrued interest of $388,183 related to the obligation outstanding at March 31, 2018. On October 31, 2018, the Investor converted the entire $495,000 of principal and $422,103 of accrued interest owed under the terms of the debenture, into an aggregate of 801,506 shares of common stock, including 6,092 shares of common stock issuable upon conversion of the principal amount thereof (at a conversion price of $81.25 per share), and 795,414 shares in connection with conversion premiums due thereon (at a conversion price, as calculated as provided in such debenture, of $1.52 per share). A total of 100,000 of such shares were issued to the Investor in connection with the conversion and the remaining shares were held in abeyance subject to the Investor’s 9.99% ownership limitation, to be issued from time to time, at the request of the Investor, provided that all such shares previously held in abeyance had been fully issued to the Investor as of December 31, 2018, provided that shares for true ups remain to be issued.

Loan Agreement with International Bank of Commerce (“IBC” or “IBC Bank”)

On August 25, 2016, the Company, as borrower, and Richard N. Azar II (“Azar”), Seay, Richard E. Menchaca, RAD2, DBS Investments, Ltd. (“DBS”, controlled by Seay) and Saxum Energy, LLC (“Saxum”, which is controlled by Mr. Menchaca), as guarantors, all of which were directly or indirectly Sellers), and IBC Bank, as lender, entered into a Loan Agreement.

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

The proceeds of the loan were used to repay and refinance approximately $30.6 million of indebtedness owed by certain of the Sellers, to IBC Bank (including an aggregate of $18.3 million owed by RAD2 and another entity controlled by Azar, $9.8 million owed by DBS, and $2.1 million owed by Mr. Menchaca), as well as to pay the $4.975 million due to the Sellers at closing. Another $3.36 million was used to fund a sinking fund required by IBC Bank to pay principal on the note.

The amount owed under the note was secured by a Security Interest in substantially all of the Company’s assets and properties, pursuant to three Security Agreements. Also, each of the guarantors guaranteed the repayment of a portion of the Loan Agreement pursuant to a Limited Guaranty Agreement. Additionally, in connection with the parties’ entry into the Loan Agreement and to further secure amounts due thereunder, certain of the guarantors pledged shares of common stock which they received at the closing of the Acquisition to IBC Bank, with RAD2 pledging 4,993 shares of common stock; DBS pledging 1,497 shares of common stock; and Saxum pledging 1,077 shares of common stock.

The Company agreed to pay IBC Bank a loan finance charge of $400,000 in connection with its entry into the Loan Agreement, with half due on the date the Company entered into the Loan Agreement and half due on or before the 180th day following the date of the Loan Agreement. As further consideration for agreeing to the terms of the Loan, the Company agreed to issue IBC Bank 614 shares of common stock. The Company recognized a $2.8 million note discount related to these transactions and other debt issuance costs and will amortize the discount and debt issuance costs over the term of the note.

On September 8, 2017, the Company received a Notice of Default and Opportunity to Cure (the “Notice”) from IBC, stating that the Company was in default under its loan due to failing to make a required $425,000 loan payment on August 25, 2017 (the “Payment Default”) as well as breaching other obligations. In order to cure the Payment Default described in the Notice, the Company was required to pay $425,000, as well as any attorney’s fees and/or late fees as determined by IBC, on or before September 18, 2017, which amount was not paid and to cure the covenant defaults, which covenant defaults were not cured.

Pursuant to extension agreements entered into with IBC, in or around December 2017 and January 2018, (a) IBC agreed to waive the Company’s obligation to make the August 30, 2017, $425,000 monthly principal payment originally due under the IBC loan; (b) the Company confirmed the amount outstanding under the IBC loan ($37,443,308 as of each extension); (c) IBC agreed that interest only payments would be due on September 30, 2017, October 30, 2017, November 30, 2017 and December 31, 2017, with principal payments of $425,000 per month to begin thereafter, which principal payments were not made; (d) the parties agreed that the amounts owed to IBC were payable on demand, provided that if no demand was made, such amounts would be payable by way of monthly payments of $425,000 of principal, plus accrued interest, with the remaining amount owed to IBC due at maturity (August 25, 2019); (e) that the amount owed to IBC accrued interest at the rate of 2% per annum above the prime rate, subject to a floor of 5.5% (6.25% per annum); (f) the parties agreed that if the Company failed to make any payment due to IBC within 10 days of its due date, IBC would be due a late payment of 5% of the amount past due (subject to a minimum of $10 and a maximum of $1,500 per late payment); and (g) the Company and the guarantors of the IBC loan released IBC from any claims against IBC as of the date of each of such extensions.

As of September 26, 2018, the amounts owed to IBC Bank were assumed by N&B Energy pursuant to the Assumption Agreement, described above under “Note 2 – Liquidity and Going Concern Considerations – Assumption Agreement”.

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

Activities for derivative warrant instruments during the nine months ended December 31, 2018 and 2017 were as follows:

	2018	2017
Carrying amount at beginning of period	$5	$21,662
Change in fair value	—	(20,919)
Carrying amount at end of period	$5	$743

The fair value of the derivative warrants was calculated using the Black-Scholes pricing model. Variables used in the Black Scholes pricing model as of December 31, 2018 include (1) discount rate of 2.20%, (2) expected term of 0.30 years, (3) expected volatility of 238.27%, and (4) zero expected dividends. Variables used in the Black-Scholes pricing model as of December 31, 2017 include (1) discount rate of 1.76%, (2) expected term of 1 year, (3) expected volatility of 141.35%, and (4) zero expected dividends. As of December 31, 2018, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

 The Company entered into multiple office lease agreements, see detail under “Note 4 – Property and Equipment – Office Leases”.

The Company’s oil and gas lease acreage is subject to expiration if the Company does not drill and hold such acreage by production or exercise options to extend such leases. At March 31, 2018, the Company had 423 acres of unproved lease acreage that is set to expire during fiscal year 2019 unless drilled or otherwise extended by the Company. During the three and nine months ended December 31, 2018, leases for the remaining 178 unproved acres expired, resulting in impairments of $548,819 and $1,304,785, respectively, for the three and nine month periods ended December 31, 2018, respectively, leaving no remaining acres.

Legal Proceedings. From time to time suits and claims against Camber arise in the ordinary course of Camber’s business, including contract disputes and title disputes. Camber records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

MidFirst

In October 2018, the Company entered into a confidential settlement agreement with MidFirst Bank, its prior landlord and settled all claims relating to the Company’s prior office space lease. The confidential settlement agreement requires an initial payment of $100,000 during October 2018 and payments of $10,000 per month for each of the next 20 months. See also “Note 4 – Property and Equipment” for further discussion.

Maranatha Oil Matter

In November 2015, Randy L. Robinson, d/b/a Maranatha Oil Co. sued the Company in Gonzales County, Texas (Cause No. 26160). The plaintiff alleged that it assigned oil and gas leases to the Company in April 2010, retaining a 4% overriding royalty interest and 50% working interest, and that the Company failed to pay such overriding royalty interest or royalty interest. The interests relate to certain oil and gas properties which the Company subsequently sold to Nordic Oil USA in April 2013. The petition alleges causes of actions for breach of contract, failure to pay royalties, non-payment of working interest, fraud, fraud in the inducement of contract, money had and received, constructive trust, violation of theft liability act, continuing tort and fraudulent concealment. The suit seeks approximately $100,000 in amounts alleged owed, plus pre-and post-judgment interest. The Company has filed a denial to the claims.

Rubenstein Matter

On September 28, 2017, Aaron Rubenstein, a purported shareholder of the Company’s common stock, filed a lawsuit against the Company (as nominal defendant) and Richard N. Azar II, it’s then Chief Executive Officer and director (who has since resigned from both positions), RAD2 Management, LLC, RAD2 Minerals, Ltd. and Segundo Resources, LLC, each an entity owned and controlled by Mr. Azar, in the United States District Court, Western District of Texas (Case No. 5:17-cv-962-FB).  The suit sought the recovery (for the benefit of the Company) of alleged short-swing profits from Mr. Azar and his related entities under Section 16(b) of the Exchange Act relating to various transactions involving Series B Preferred Stock of the Company in November 2016 and January 2017. Mr. Azar denied the existence of any short-swing profits and filed a denial with the court. The Company also filed a denial with the court. Subsequently, the parties mediated the dispute in October 2018, and agreed to a confidential settlement of the plaintiff’s claims in December 2018 which resulted in the dismissal of the claims.

Petroflow Matter

In October 2017, the Company agreed to pay directly and reimburse entities owned in part by Alan Dreeben, a former director of the Company, for legal fees and settlement payments expended in connection with the defense of Petroflow Energy Corporation v. Sezar Energy, L.P. and Brittany Energy, LLC, Case No. 16-CV-700-TCK;TLW, In the United States District Court – N.D. OK. The Company was the beneficiary through the release of interest in disputed lease interests from Petroflow to the Company that provides the Company with complete control over those properties to renew expired leases and to have 100% of the drilling rights related to those properties. Sezar Energy and Brittany Energy have assigned any interests they may have had in conjunction with litigation in exchange for the Company making the agreed settlement payments of $475,000 plus direct payments and reimbursement of the legal costs paid on behalf of the defendants by Mr. Dreeben. Total legal fees expended by such entities totaled $392,043, and the Company reimbursed such fees by issuing Mr. Dreeben 3,136 shares of common stock with a value of $5.00 per share in November 2017. In addition, the Company directly paid legal fees and settlement payments totaling $567,633. The expense related to the Petroflow matter included in general and administrated expense on the consolidated statements of operations were $959,676 for the year ended March 31, 2018 and $770,737 for the three and nine months ended December 31, 2017, respectively.

Segundo Settlement Agreement

Also on July 12, 2018, the Company entered into a Compromise Settlement Agreement and Mutual Release with Segundo (the “Segundo Settlement”). Pursuant to the agreement, Segundo surrendered 610 shares of common stock valued at $1,906.25 per share as of the effective date of the closing of the Acquisition, and released the Company from any and all claims which Segundo previously alleged were owed under the terms of the December 31, 2015 Asset Purchase Agreement. The Company and Segundo also provided each other full releases in connection with the December 31, 2015 Asset Purchase Agreement and Segundo agreed to indemnify the Company and hold it harmless against any claims made by the other sellers under the December 31, 2015 Asset Purchase Agreement.

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

Exploration and Production

There were no significant changes to the timing or valuation of revenue recognized for sales of production from exploration and production activities.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three and nine months ended December 31, 2018:

	Three Months Ended	Nine Months Ended
	December 31, 2018	December 31, 2018
Oil sales	$73,301	$455,322
Natural gas sales	13,114	753,057
Natural gas liquids sales	41,522	1,423,720
Total revenue from customers	$127,937	$2,632,099

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2018 or March 31, 2018.

NOTE 10 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2019 and 2018 fiscal years as a result of net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the nine months ended December 31, 2018 and 2017.

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

On January 10, 2018, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 200,000,000 shares to 500,000,000 shares.

On August 23, 2017, the Investor converted $35,000 of the principal amount of the Debenture into an aggregate of 2,808 shares of common stock, which included 17 shares for conversion of principal (at $2,031.25 per share) and 2,790 shares for premiums.

On April 20, 2018, the Investor was issued 5,679 shares of common stock as a result of true-ups in connection with the August 23, 2017 conversion of the Debenture.

On October 4, 2017, the Company entered into an agreement with a digital marketing advisor pursuant to which the advisor agreed to create original content with the goal of increasing public awareness about the Company and the Company agreed to pay the advisor (a) $20,000 per month beginning in October 2017 and ending on February 28, 2018, (b) $50,000 per month thereafter through October 4, 2018, the end of the term of the agreement, and (c) 6,000 shares of restricted common stock, with 4,000 shares payable within 15 days of the parties’ entry into the agreement and the remainder due on May 1, 2018. As of December 31, 2018, the remaining shares were issued and the obligation was settled in full.

As of March 31, 2018, the 408,508 outstanding shares of Series B Preferred Stock had accrued an aggregate of $606,764 in dividends. The Company paid the dividends by way of the issuance of an aggregate of 70 shares of its common stock to the preferred shareholders in May 2018, pursuant to the terms of the designation (which provides that the Shares shall be based on a value of $2,187.50 per share). The beneficial owners of the Series B Preferred Stock as of March 31, 2018, were Richard N. Azar, II, the Company’s former Chief Executive Officer and former director, and Alan Dreeben, the Company’s former director.

On October 7, 2016, the Investor exercised the First Warrant in full and was due 2,215 shares of common stock upon exercise thereof and an additional 4,068 shares of common stock in consideration for the conversion premium due thereon. A total of 1,296 shares were issued to the Investor on October 7, 2016, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock). The Company received gross proceeds of $4,500,000 from the exercise of the First Warrant and paid placement agent fees of $427,500 for services rendered in connection with the First Warrant. Pursuant to the terms of the First Warrant, the number of shares due in consideration for the conversion premium increases as the annual rate of return under the First Warrant increases, including by 10% upon the occurrence of certain triggering events (which had occurred by the October 7, 2016 date of exercise), to 17% per annum upon the exercise of the First Warrant. Additionally, as the conversion rate for the conversion premium is currently 85% of the lowest daily volume weighted average price during the measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such period less $0.10 per share (which discounts are not affected by the Company’s stock splits), the number of shares issuable in connection with the conversion premium increases as the trading price of the Company’s common stock decreases, and the trading price of the Company’s common stock has decreased since the date the First Warrant was exercised, triggering a further reduction in the conversion price of the conversion premium and an increase in the number of shares due to the Investor in connection with the conversion of the amount owed in connection with the conversion premium. An aggregate of 176,716 shares of common stock were issued to the Investor in connection with the exercise of the Warrant during fiscal 2017 (8,000), fiscal 2018 (156,380), and 12,336 shares were issued in April 2018. The First Warrant has been fully-exercised and extinguished to date.

On November 15, 2018, the Company entered into a consulting agreement with Regal Consulting, an investor relations firm, pursuant to which the firm agreed to provide the Company investor relations and consulting services, for a period of six months, in consideration for $28,000 and 8,000 restricted shares of the Company’s common stock, per month. The total value of the restricted shares of common stock due of $171,000 has been accrued in common stock payable in the December 31, 2018 consolidated balance sheet.

As of December 31, 2018, the 44,000 outstanding shares of Series B Preferred Stock had accrued $16,500 in dividends. The Company determined to pay the dividends by way of the issuance of an aggregate of 8 shares of its common stock to the preferred shareholder pursuant to the terms of the designation (which provides that the Shares shall be based on a value of $2,187.50 per share). The beneficial owner of the Series B Preferred Stock as of December 31, 2018, was Alan Dreeben, the Company’s former director. The Company plans to issue the 8 shares once the additional listing of such shares is approved by the NYSE American.

The following summarizes the Company’s common stock activity during the nine-month period ended December 31, 2018:

		Common Shares
	Amount(a)	Per Share	Issued and Outstanding Shares
Balance at March 31, 2018			230,363
Preferred Stock Series C Conversion(b)	—	—	5,522,216
Preferred Stock Series B Conversion	—	—	3,556
Preferred Stock Series B Dividends	—	—	640
Warrants – Abeyance(b)	—	—	12,336
Issuance of Common Stock for settlement of consulting agreement	—	—	2,000
Issuance of Common Stock for Prior and Current Conversion of Convertible Notes	—	—	1,000,404
Balance at December 31, 2018			6,771,515

(a)	Net proceeds or fair value on grant date, as applicable.
(b)	Shares previously held in abeyance until such time as it would not result in the investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock).

Series A Convertible Preferred Stock

As of December 31, 2018 and March 31, 2018, the Company had no Series A Convertible Preferred Stock issued or outstanding.

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

The Company’s Series B Preferred Stock has a liquidation preference of $25 per share. The Series B Preferred Stock is convertible, at the option of the holder at any time following the original issuance date, into common stock at a rate of approximately 0.011428:1 (originally issuable into an aggregate of 6,309 shares of common stock if fully converted), at the option of the holder thereof, or automatically as to 25% of the Series B Preferred Stock shares if the Company’s common stock trades above $3,828.25 per share for at least 20 consecutive trading days, and trades with at least 120 shares of average volume per day during such period; an additional 50% of the Series B Preferred Stock shares if the Company’s common stock trades above $4,375.00 per share for at least 20 consecutive trading days, and trades with at least 120 shares of average volume per day during such period; and as to the remaining Series B Preferred Stock shares, if the Company’s common stock trades above $4,922.00 per share for at least 20 consecutive trading days, and trades with at least 120 shares of average volume per day during such period. Each outstanding share of Series B Preferred Stock will be entitled to one vote per share on all stockholder matters. The Series B Preferred Stock is redeemable at any time by the Company upon the payment by the Company of the face amount of the Series B Preferred Stock ($25 per share) plus any and all accrued and unpaid dividends thereon.

The Company has the option, exercisable from time to time after the original issue date, to redeem all or any portion of the outstanding shares of Series B Preferred Stock by paying each applicable holder, an amount equal to the original issue price multiplied by the number of Series B Preferred shares held by each applicable holder plus the accrued dividends.

As of December 31, 2018, there were 44,000 shares of Series B Preferred Stock outstanding, which have the following features:

●	a liquidation preference senior to all of the Company’s common stock;

●	a dividend, payable quarterly, at an annual rate of six percent (6%) of the original issue price until such Series B Preferred Stock is no longer outstanding either due to conversion, redemption or otherwise; and

●	voting rights on all matters, with each share having 1/625th of one vote.

As the Series B Preferred Stock is convertible at any time following the original issuance date into common stock at a rate of approximately 0.011428:1, the Company recognized a fair value measurement of $14,898,038 for the Series B Preferred Stock, which is based on the 552,000 preferred shares originally issued times the conversion rate of approximately 0.011428, times the price of the Company’s common stock of $2,362.50 per share at the date of the closing of the Acquisition on August 25, 2016.

In October 2018, Richard N. Azar II, both on his own behalf and on behalf of the entities which he beneficially owned, converted all 364,508 shares of the Series B Preferred Stock which he beneficially owned into an aggregate of 4,166 shares of common stock, of which 497 shares of newly converted common stock (along with a total of 113 shares previously beneficially owned by Mr. Azar) were immediately cancelled pursuant to the terms of the Segundo Settlement, described above under “Note 8 – Commitments And Contingencies”.

Series C Redeemable Convertible Preferred Stock

On April 6, 2016, the Company entered into a Stock Purchase Agreement with the Investor, pursuant to which it agreed, subject to certain conditions, to sell 527 shares of Series C redeemable convertible preferred stock (with a face value of $5.26 million) at a 5% original issue discount of $263,000, convertible into 64,738 shares of common stock at a conversion price of $3.25 per share (to the best of the Company’s knowledge, the Investor has taken the position that such conversion price is not affected by the Company’s stock splits, including the 1-for-25 reverse split which was affected on December 24, 2018), and a warrant to purchase 1,778 shares of common stock at an exercise price of $2,812.50 per share (the “Second Warrant”).

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

During the three months and nine months ended December 31, 2017, the Company sold the Investor an aggregate of 423 shares of Series C Preferred Stock for $4 million under the terms of the October 2017 Purchase Agreement.

October 2018 Stock Purchase Agreement

On October 29, 2018, the Company and the Investor entered into a Stock Purchase Agreement (the “October 2018 Purchase Agreement”), whereby the Investor purchased 369 shares of Series C Preferred Stock for $3.5 million.   The Series C Preferred Stock sold pursuant to the October 2018 Purchase Agreement have substantially similar terms as those sold pursuant to the October 2017 Purchase Agreement.

November 2018 Stock Purchase Agreement

On November 23, 2018 and effective November 23, 2018, the Company and the Investor entered into a Stock Purchase Agreement (the “November 2018 Purchase Agreement”). The Series C Preferred Stock sold pursuant to the November 2018 Purchase Agreement have substantially similar terms as those sold pursuant to the October 2017 Purchase Agreement.

Under the terms of the November 2018 Purchase Agreement, the Investor agreed to purchase up to 2,941 shares of Series C Preferred Stock (the “Maximum Shares”) from the Company for an aggregate of $28 million, including agreeing to purchase 106 shares of Series C Preferred Stock within two business days of the satisfaction of the Closing Conditions (defined below), in consideration for $1 million (the “Initial Closing”), and additional shares of Series C Preferred Stock, in such amount(s) requested by the Company, from time to time, up to the remaining amount of Series C Preferred Stock available to be sold under the November 2018 Purchase Agreement, until the Maximum Shares are sold, subject in each case to the Closing Conditions.

Closing conditions required to be met in order to require the Investor to purchase the Series C Preferred Stock shares described above at each of the closings include, among other things, that (a) the Company’s common stock is required to be listed for and currently trading on the NYSE American market or a higher trading market; (b) except for the Initial Closing, the Company is required to be in compliance with all requirements to maintain such listing and there cannot be any notice of any suspension or delisting with respect to the trading of the shares of common stock on such trading market; (c) the Company is required to have duly authorized shares of common stock reserved for issuance to Investor in an amount equal to three times the number of shares sufficient to immediately issue all shares of common stock potentially issuable upon conversion of the Series C Preferred Stock sold to Investor (collectively, the “Conversion Shares”) and any other agreements with Investor; (d) except with regard to the Initial Closing, (i) an aggregate dollar trading volume of at least $10 million must have traded on NYSE American during regular trading hours, from the trading day after the immediately prior closing until the trading day immediately before the relevant closing, but expressly excluding all volume traded on any days that the Investor is prevented or delayed from reselling shares of common stock (“Excluded Days”), for each $1 million of Series C Preferred Stock shares which are sold at any closing after the Initial Closing; and (ii) the Company’s common stock is required to have a volume weighted average price on the NYSE American for the prior trading day of at least $0.10 per share of common stock (the “Floor Price”), (e) except with regard to the Initial Closing, the additional listing of all of the Conversion Shares must be approved by the NYSE American; and (f) except with regard to the Initial Closing, the Company must have provided written notice to the Investor of its intent to move forward with the applicable closing at least 10 days prior to the applicable closing date, provided that if any such conditions are not met on the date initially set for such closing, each closing will occur as soon thereafter as they are met, if ever (collectively, the “Closing Conditions”). The closing of the sales of Series C Preferred Stock as described above are subject to closing conditions which may not be met timely, if at all, and as such, we may not ever sell any shares of Series C Preferred Stock under the November 2018 Purchase Agreement. In the event a Trigger Event (as defined in the Designation (defined below) occurs, the Investor can terminate its obligation to acquire any additional shares of Series C Preferred Stock under the November 2018 Agreement, and the Company may terminate the Company’s right to sell shares of Series C Preferred Stock at any time.

On December 3, 2018, the Company entered into a First Amendment to Stock Purchase Agreement with the Investor (the “First Amendment”), pursuant to which the parties agreed to (a) amend the Initial Closing to be for a total of $2.5 million and 263 shares of Series C Preferred Stock, and (b) change the terms of the November 2018 Purchase Agreement to require that, notwithstanding the other closing conditions set forth in the November 2018 Purchase Agreement, for each sale of $800,000 of Series C Preferred Stock, in additional closings after the Initial Closing, that an aggregate dollar trading volume of at least $10 million must have traded on NYSE American during regular trading hours, from the trading day after the immediately prior closing until the trading day immediately before the relevant closing, but expressly excluding all volume traded on any days that the Investor is prevented or delayed from reselling shares of common stock.

On December 4, 2018, upon the satisfaction of the applicable closing conditions, the Investor acquired 262 shares of Series C Preferred Stock for a total of $2.5 million.

Series C Preferred Stock

The holder of the Series C Preferred Stock is entitled to cumulative dividends through maturity, which initially totaled 6% per annum, and are adjustable to up to 34.95% per annum, based on certain triggering events and the trading price of the Company’s common stock, and which currently total 34.95% per annum on the Series C Preferred Stock sold pursuant to the October 2017 Purchase Agreement, payable in full through maturity upon redemption, conversion, or maturity, and when, as and if declared by the Company’s Board of Directors in its discretion. The Series C Preferred Stock ranks senior to the common stock and pari passu with respect to the Company’s Series B Redeemable Convertible Preferred Stock.

The Series C Preferred Stock may be converted into shares of common stock at any time at the option of the holder, or at the Company’s option if certain equity conditions (as defined in the Certificate of Designation) are met. Upon conversion, we will pay the holder of the Series C Preferred Stock being converted an amount, in cash or stock at the Company’s sole discretion, equal to the dividends that such shares would have otherwise earned if they had been held through the maturity date (7 years), and issue to the holder such number of shares of common stock equal to $10,000 per share of Series C Preferred Stock (the “Face Value”) multiplied by the number of such shares of Series C Preferred Stock divided by the conversion rate ($3.25 per share) (to the best of the Company’s knowledge, the Investor has taken the position that such conversion price is not affected by the Company’s stock splits, including the 1-for-25 reverse split which was affected on December 24, 2018).

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

During the three and nine-month periods ended December 31, 2018, the Company sold 632 and 1,577 shares of Series C Preferred Stock pursuant to the terms of the October 2017 Purchaser Agreement, October 2018 Purchase Agreement and November 2018 Purchase Agreement (as applicable), for total consideration of $6 million and $15 million, respectively. As of December 31, 2018 and March 31, 2018, there were 2,305 and 1,132 shares of Series C Preferred Stock outstanding, respectively.

During the three and nine-month periods ended December 31, 2018, the Investor converted 10 and 404 shares of the Series C Preferred stock with a face value of $0.4 million and $4.34 million for a total of 5.5 million shares of common stock issued.

As of December 31, 2018 and March 31, 2018, the Company accrued common stock dividends on the Series C Preferred Stock based on the then 34.95% and 24.95% premium dividend rate per the 2016 and 2017 Stock Purchase Agreement, respectively, as described above. The Company recognized a total charge to additional paid-in capital and stock dividends distributable but not issued of $3,211,064 and $1,928,084 related to the stock dividend declared but not issued for the nine-month period ended December 31, 2018 and the year ended March 31, 2018, respectively.

Warrants

On October 7, 2016, the Investor exercised the First Warrant in full and was due 2,215 shares of common stock upon exercise thereof and an additional 4,068 shares of common stock in consideration for the conversion premium due thereon. A total of 1,296 shares were issued to the Investor on October 7, 2016, with the remaining shares being held in abeyance until such time as it would not result in the Investor exceeding its beneficial ownership limitation (4.99% of the Company’s outstanding common stock). The Company received gross proceeds of $4,500,000 from the exercise of the First Warrant and paid placement agent fees of $427,500 for services rendered in connection with the First Warrant. Pursuant to the terms of the First Warrant, the number of shares due in consideration for the conversion premium increases as the annual rate of return under the First Warrant increases, including by 10% upon the occurrence of certain triggering events (which had occurred by the October 7, 2016 date of exercise), to 17% per annum upon the exercise of the First Warrant.

An aggregate of 176,716 shares of common stock were issued to the Investor in connection with the exercise of the First Warrant during fiscal year 2017 (8,000), fiscal year 2018 (156,380), and 12,336 shares were issued in April 2018, in connection with the original exercise and true-ups. The First Warrant has been fully-exercised and extinguished to date.

At December 31, 2018 and March 31, 2018, outstanding warrants had an intrinsic value of $0 and $232, respectively. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options.

The following is a summary of the Company’s outstanding warrants at December 31, 2018:

Warrants		Exercise	Expiration	Intrinsic Value at
Outstanding		Price ($)	Date	December 31, 2018
107	(1)	252.11	April 21, 2019	—
199	(2)	937.50	April 26, 2021	—
2,560	(3)	156.25	June 12, 2022	—
40,000	(4)	9.75	May 24, 2023	—
42,866				$—

(1)	Warrants issued in connection with the sale of units in the Company’s unit offering in April 2014. The warrants became exercisable on April 21, 2014 and will remain exercisable thereafter until April 21, 2019.
(2)	Warrants issued in connection with the sale of convertible notes. The warrants were exercisable on the grant date (April 26, 2016) and remain exercisable until April 26, 2021.
(3)	Warrants issued in connection with the Initial Tranche of the funding from Vantage. The warrants were exercisable on the grant date (June 12, 2017) and remain exercisable until June 12, 2022.
(4)	Warrants issued in connection with the Severance Agreement with Richard Azar. The warrants were exercisable on the grant date (May 25, 2018) and remain exercisable until May 24, 2023.

NOTE 12 – SHARE-BASED COMPENSATION

Camber measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Stock Options

As of December 31, 2018 and 2017, the Company had 4 and 7,920 stock options outstanding with a weighted average exercise price of $32,344 and $15,930, respectively.

Of the Company’s outstanding options, no options were exercised or forfeited during the three months ended December 31, 2018. Additionally, no stock options were granted during the nine months ended December 31, 2018. Compensation expense related to stock options during the three-month period ended December 31, 2018 and 2017 was $0 and $1,605, respectively.

Options outstanding and exercisable at December 31, 2018 and 2017 had no intrinsic value, respectively. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options.

As of December 31, 2018, there was no remaining unrecognized share-based compensation expense related to all non-vested stock options.

The following tabulation summarizes the remaining terms of the options outstanding:

Exercise	Remaining	Options	Options
Price ($)	Life (Yrs.)	Outstanding	Exercisable
32,344.00	1.8	4	4
	Total	4	4

NOTE 13 – INCOME (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per share for the three and nine months ended December 31, 2018 and 2017 was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Numerator:
Net Income (Loss)	$(1,586,084)	$(9,096,809)	$18,130,185	$(18,391,903)
Less Preferred Dividends	(1,615,886)	(513,746)	(3,211,064)	(1,231,704)
Net Income (Loss) Attributable to Common Stockholders	$(3,201,970)	$(9,610,555)	$14,919,121	$(19,623,607)

Denominator
Weighted Average Share – Basic	4,998,262	98,303	2,335,991	69,651
Income (Loss) per Share – Basic	$(0.64)	$(97.76)	$6.39	$(281.74)

Dilutive Effect of Common Stock Equivalents
Options and Warrants	—	—	617,106	—
Series C Preferred Shares	—	—	32,284,833	—

Denominator
Total Weighted average shares – diluted	4,998,262	98,303	35,237,930	69,651
Income (loss) per share – diluted	$(0.64)	$(97.76)	$0.42	$(281.74)

For the three and nine months ended December 31, 2018 and 2017, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Common Shares Issuable for:
Convertible Debt	—	244	—	244
Options and Warrants	1,071,718	2,917	—	2,917
Series B and C Preferred Shares	32,284,833	24,681,091	—	24,681,091
Total	33,356,551	24,684,252	—	24,684,252

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows:

	Nine Months Ended December 31,
	2018	2017
Interest	$842,520	$4,278,788
Income taxes	$—	$—

Non-cash investing and financing activities included the following:

	Nine Months Ended December 31, 2018	Nine Months Ended December 31, 2017
Changes in Accounts Payable for Payments Made on Previously Accrued Capital Expenditures	$547,033	$4,402
Change in Estimate for Asset Retirement Obligation	$35,422	$13,755
Settlement of Common Stock Payable	$200,000	$—
Net Assets and Liabilities Transferred in Rogers Transaction	$—	$11,018,185
Issuance of Restricted Common Stock for Dreeben Loan	$—	$35,900
Stock Dividends Distributable but not Issued	$3,211,064	$1,231,704
Conversion of Convertible Notes and Accrued Interest to Common Stock	$917,104	$35,000
Conversion of Preferred Stock to Common Stock	$122,070	$1,025
Issuance of Common Stock for Common Stock Payable	$—	$59,473
Reversal of Oil and Gas Property	$—	$412,708
Issuance of Stock Dividends	$2,699	$34,837
Warrants Issued in Abeyance	$308	$—

NOTE 15 – SUBSEQUENT EVENTS

From January 1, 2019 to February 8, 2019, the Investor was issued an aggregate of 5,825,585 shares of common stock in connection with the issuance of shares of common stock held in abeyance following the October 31, 2018 conversion of the remaining amount of the Debenture as discussed above and true ups related to prior conversions of the Debenture; and, as of February 8, 2019, was still due 41,286,732 shares of common stock in connection with true ups associated with prior conversions under the Debenture.

In January 2019, the Company issued 70 shares of common stock in consideration for cash dividends which accrued on the Series B Preferred Stock through September 30, 2018 (and for accrued dividends on certain shares of Series B Preferred Stock which were converted into common stock during the quarter ended December 31, 2018) as well as 7 shares of common stock in consideration for cash dividends which accrued on the Series B Preferred Stock through December 31, 2018.

In January 2019, the Company issued 16,000 shares of restricted common stock to Regal Consulting for stock owed under its consulting agreement for the months of November and December 2018. The total value of the restricted shares of common stock due of $171,000 has been accrued in common stock payable in the December 31, 2018 consolidated balance sheet.

On February 13, 2019, and effective on January 31, 2019, the Company entered into a First Amendment to the Consulting Agreement previously entered into with Regal Consulting, an investor relations firm, on November 15, 2018. Pursuant to the First Amendment, the parties agreed to expand the investor relations services required to be provided by Regal Consulting under the agreement in consideration for $50,000 per month and 50,000 restricted shares of common stock per month (the “Regal Shares”)(which are fully-earned upon issuance) during the term of the agreement, and agreed to extend the term of the agreement until October 1, 2019 (unless the Company completes an acquisition or combination prior to such date).

On February 13, 2019, we entered into a letter agreement with SylvaCap Media (“SylvaCap”), pursuant to which SylvaCap agreed to act as the Company’s non-exclusive digital marketing service provider. Pursuant to the terms of the agreement, SylvaCap agreed to provide us public awareness and content creation services in consideration for an aggregate of 600,000 shares of restricted common stock (the “SylvaCap Shares”), which are fully-earned upon their issuance, and $50,000 per month during the term of the agreement, which ends on November 12, 2019 (unless the Company completes an acquisition or combination prior to such date) or upon termination by either party for cause. We also agreed to provide SylvaCap piggy-back registration rights in connection with the SylvaCap Shares and to pay SylvaCap $6,250 every three months as an expense reimbursement.

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

Overview

Camber Energy, Inc., a Nevada corporation, is an independent oil and natural gas company based in Houston, Texas. We are engaged in the acquisition, development and sale of crude oil, natural gas and natural gas liquids from various known productive geological formations, including the Cline shale and upper Wolfberry shale in Glasscock County, Texas, as well as its productive zones in the Panhandle in Hutchinson County, Texas. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006 and effective January 4, 2017, the Company changed its name to Camber Energy, Inc.

Our primary value drivers are our reserves, which must be developed to unlock their full potential. We believe the market conditions driving us toward the need for a larger entity of greater size and financial mass are even more essential in the current environment. In order to develop the significant reserves at our disposal and to better position the Company in the future, we believe that we must become, or become part of, a larger organization with ample cash flow and greater access to capital. Measures such as return on equity, liquidity and stock multiples have led us to conclude that the market, in general, views small-cap and mid-cap exploration and production companies as having greater potential than microcaps. Larger companies tend to have access to more favorable debt financing, receive greater analyst coverage, trade with greater liquidity and, consequently, often have higher share prices.

Currently, we are continuing to evaluate and conduct workovers and, moving forward, the Company intends to acquire producing/non-producing properties at value prices, and participate in joint ventures with industry partners with the goal of enhancing production and cash flow.

The Company continues to evaluate its current assets, including potential dispositions, if there is potential to increase its net worth. Concurrently, the Company is working to build on the remaining platform and technical capacity created by our recent asset acquisitions described below. We intend to create a growth company capable of delivering on the long-expected conversion of reserves to production, continued long-term growth and sustainable shareholder value. The Company is also exploring potential acquisitions of operating companies that are accretive to cash flow and earnings with its available liquidity.

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

As of December 31, 2018, the Company had leasehold interests (working interests) covering approximately 3,535/ 19,823 (net / gross) acres, productive from the Cline and Wolfberry formations. The remaining Texas acreage consists of leasehold covering approximately 555 / 637.5 (net / gross) acres and wellbores located in the Panhandle in Hutchinson County, Texas, which was acquired by the Company earlier this year.

As of December 31, 2018, Camber was producing an average of approximately 37.3 net barrels of oil equivalent per day (“Boepd”) from 53 active well bores. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. Our production sales totaled approximately 109,928 barrels of oil equivalent (“Boe”), net to our interest, for the nine-month period ended December 31, 2018.

The Hutchinson County, Texas acquisition in March 2018 included 49 non-producing well bores, 5 saltwater disposal wells, and the required infrastructure and equipment necessary to support future hydrocarbon production as well as approximately 555 net leasehold acres in Hutchinson County, Texas. Camber holds an interest in 26 producing wells in the Texas Panhandle and 27 producing wells in the Cline and Wolfberry formations.

At December 31, 2018, Camber’s total estimated proved reserves were 0.422 million barrels of oil equivalent (“Boe”), of which 0.186 million barrels (“Bbls”) were crude oil reserves, 0.032 million barrels (“Bbls”) were natural gas liquids and 1.220 billion cubic feet (“Bcf”) were natural gas reserves. Approximately 68% of the barrel of oil equivalent (“Boe”) was proved producing.

As of December 31, 2018, Camber had no employees, but utilizes independent contractors on an as-needed basis.

On July 12, 2018, we entered into an Asset Purchase Agreement, which closed on September 26, 2018, described in greater detail above under “Part I. Financial Information – Item 1. Financial Statements – Note 2 – Liquidity and Going Concern Considerations – N&B Energy Asset Disposition Agreement”, “Assumption Agreement”, and “N&B Energy Sale Agreement Closing”. Pursuant to the Sale Agreement and Assumption Agreement, the Company transferred a significant portion of its assets to N&B Energy in consideration for N&B Energy assuming all of its debt owed to IBC Bank.

Notwithstanding the sale of the Assets, the Company retained its assets in Glasscock County and Hutchinson County, Texas, and also retained a 12.5% production payment (effective until a total of $2.5 million has been received); a 3% overriding royalty interest in its existing Okfuskee County, Oklahoma asset; and an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignments of Overriding Royalty Interests. No payments were received in regards to any of the retained items noted through December 31, 2018.

The Company’s current plans are to continue to develop and maintain our existing assets and look for similar opportunities to maximize the Company’s return for its shareholders. We will be evaluating acquisition and development opportunities adjacent to these assets as well as in basins with similar levels of risk. The Company is also evaluating strategic growth opportunities with other assets and entities to increase the Company’s operating income and asset base with its available liquidity to ultimately enhance long-term shareholder value.

On December 20, 2018, the Company filed a Certificate of Change (the “Certificate”) pursuant to Nevada Revised Statutes (“NRS”) Section 78.209 with the Secretary of State of Nevada to effect a 1-for-25 reverse stock split of the Company’s (a) authorized shares of common stock (from 500,000,000 shares to 20,000,000 shares); and (b) issued and outstanding shares of common stock. The reverse stock split was effective on December 24, 2018. The effect of the reverse stock split was to combine each 25 shares of outstanding common stock into one new share, with a propionate 1-for-25 reduction in the Company’s authorized shares of common stock, but no change in the par value per share of the common stock. Proportional adjustments were made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock (subject to the terms thereof), warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans. The reverse stock split did not affect any shareholder’s ownership percentage of the Company’s common stock, except to the limited extent that the reverse stock split resulted in any shareholder owning a fractional share. Fractional shares of common stock were rounded up to the nearest whole share based on each holder’s aggregate ownership of the Company. All issued and outstanding shares of common stock, conversion terms of preferred stock (subject to the terms thereof), options and warrants to purchase common stock and per share amounts below have been retroactively adjusted to reflect the reverse split for all periods presented.

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

Additionally, in March 2018, we completed the acquisition of working interests in certain leases, wells and equipment located in the Texas panhandle and a 37.5% interest in one partnership that owned certain leases, wells and equipment in the same fields, for a total purchase price of $250,000, payable in three tranches, from an entity which is controlled by Ian Acrey who serves as the operating manager of our operations through a different entity. The acquisition included 49 non-producing well bores, 5 saltwater disposal wells and the required infrastructure and equipment necessary to support future hydrocarbon production as well as approximately 555 net leasehold acres in Hutchinson County, Texas. At least 26 of the wells are now producing.

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

With the completion of the Sale Agreement and the Assumption Agreement and the additional equity raised, the Company believes it has sufficient liquidity to operate as a going concern for the next twelve months following the issuance of these financial statements. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three and nine-month periods ended December 31, 2018 and 2017 should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended December 31, 2018 vs. Three Months Ended December 31, 2017

We reported a net loss for the three months ended December 31, 2018 of $(1.6) million, or $(0.64) per share of common stock. For the same period a year ago, we reported a net loss of $(9.1) million or $(97.76) per share of common stock. As discussed in more detail below, our net loss decreased by $7.5 million, primarily due to the reduction in interest due to the settlement of the IBC debt, lower impairments and the absence of a loss on sale of $3.9 million from the quarter ended December 31, 2017.

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended December 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	1,398	4,219	(2,821)	(67)%
Natural Gas (Mcf)	5,271	202,690	(197,419)	(97)%
NGL (Gallons)	57,408	1,715,733	(1,658,325)	(97)%
Total (Boe)(1)	3,643	78,851	(75,208)	(95)%

Crude Oil (Bbls per day)	15	46	(31)	(67)%
Natural Gas (Mcf per day)	57	2,203	(2,146)	(97)%
NGL (Gallons per day)	624	18,649	(18,025)	(97)%
Total (Boe per day)(1)	40	857	(817)	(95)%

Average Sale Price:
Crude Oil ($/Bbl)	$52.43	$52.79	$(0.36)	(1)%
Natural Gas ($/Mcf)	2.49	2.80	(0.31)	(11)%
NGL ($/Gal)	0.72	0.80	(0.08)	(10)%

Net Operating Revenues:
Crude Oil	$73,301	$222,702	$(149,401)	(67)%
Natural Gas	13,114	567,982	(554,868)	(98)%
NGL	41,522	1,365,100	(1,323,578)	(97)%
Total Revenues	$127,937	$2,155,784	$(2,027,847)	(94)%

(1)	Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended December 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Direct lease operating expense	$361,910	$1,062,253	$(700,343)	(66)%
Workovers expense	51,151	89,759	(38,608)	(43)%
Other	28,251	42,617	(14,366)	(34)%
Lease Operating Expenses	$441,312	$1,194,629	$(753,317)	(63)%

Severance and Property Taxes	5,937	113,778	(107,841)	(95)%
Depreciation, Depletion, Amortization and Accretion	1,026	436,776	(435,750)	(100)%
Impairment of Oil and Gas Properties	548,819	1,875,000	(1,326,181)	(71)%
Gain (Loss) on Sale of Oil and Gas Properties	—	(3,851,461)	(3,851,461)	(100)%
General and Administrative (“G&A”)	677,566	1,804,330	(1,126,764)	(62)%
Share-Based Compensation	—	963,280	(963,280)	(100)%
Total G&A Expense	$677,566	$2,767,610	$(2,090,044)	(76)%

Interest Expense	202,669	943,356	(740,687)	(79)%
Other Expense (Income), Net	(163,308)	69,983	(233,291)	(333)%

Lease Operating Expenses

There was a decrease in lease operating expense of approximately $0.8 million when comparing the current quarter to the prior year quarter. The decrease is primarily due to the sale closed in September 2018.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased for the current quarter as compared to the prior year’s quarter by approximately $0.4 million, primarily related to the decrease in total depreciable assets caused by the sale closed in September 2018.

Impairment of Oil and Gas Properties

Impairment expense of $0.5 million for the three months ended December 31, 2018, compared to prior year’s period by $1.9 million decreased primarily due to fewer leasehold expirations during the current quarter.

General and Administrative (G&A) Expenses and Share-Based Compensation

G&A expenses decreased by approximately $2.1 million for the three months ended December 31, 2018, compared to the prior year’s period. The decrease was due primarily lower costs due to sale closed in September 2018.

Interest Expense

Interest expense for the three months ended December 31, 2018 decreased by approximately $0.7 million when compared to the three-month period ended December 31, 2017, due to the assignment of the IBC loan related to the sale closed in September 2018.

Gain on Sale of Oil and Gas Properties

The gain (loss) on sale of oil and gas properties was $0 for the three months ended December 31, 2018, compared to a loss of $3.9 million for the same three-month period ended December 31, 2017.

Other Expense (Income), Net

Other expense (income), net, for the three months ended December 31, 2018 increased by $0.2 million, compared to the same period ended December 31, 2017, primarily due to an increase in other miscellaneous receipts during the quarter ended December 31, 2018.

Nine Months Ended December 31, 2018 vs. Nine Months Ended December 31, 2017

We reported net income for the nine months ended December 31, 2018 of $18.1 million, or $6.39 per share of common stock. For the same period a year ago, we reported a net loss of $(18.4) million or $(281.74) per share of common stock. As discussed in more detail below, the change was due to sale closed in September 2018.

The following table sets forth the operating results and production data for the periods indicated:

	Nine Months Ended December 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	7,257	18,888	(11,631)	(62)%
Natural Gas (Mcf)	316,249	618,097	(301,848)	(49)%
NGL (Gallons)	2,098,435	4,910,934	(2,812,499)	(57)%
Total (Boe)(1)	109,928	238,831	(128,903)	(54)%

Crude Oil (Bbls per day)	26	69	(43)	(62)%
Natural Gas (Mcf per day)	1,150	2,256	(1,106)	(49)%
NGL (Gallons per day)	7,631	17,923	(10,292)	(57)%
Total (Boe per day)(1)	400	872	(472)	(54)%

Average Sale Price:
Crude Oil ($/Bbl)	$62.74	$47.54	$15.20	32%
Natural Gas ($/Mcf)	2.38	2.67	0.29	(11)%
NGL ($/Gal)	0.68	0.61	0.07	11%

Net Operating Revenues:
Crude Oil	$455,322	$897,952	$(442,630)	(49)%
Natural Gas	753,057	1,648,387	(895,330)	(54)%
NGL	1,423,720	2,994,303	(1,570,583)	(52)%
Total Revenues	$2,632,099	$5,540,642	$(2,908,543)	(52)%

(1)	Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Nine Months Ended December 31,		Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Direct lease operating expense	$1,807,756	$3,247,860	$(1,440,104)	(44)%
Workovers expense	109,996	238,697	(128,701)	(54)%
Other	682,601	156,176	526,425	337%
Lease Operating Expenses	$2,600,353	$3,642,733	$(1,042,380)	(29)%

Severance and Property Taxes	133,192	277,580	(144,388)	(52)%
Depreciation, Depletion, Amortization and Accretion	464,952	1,443,765	(978,813)	(68)%
Impairment of Oil and Gas Properties	1,304,785	4,025,374	(2,720,589)	(68)%
Gain (Loss) on Sale of Oil and Gas Properties	25,808,246	(3,850,266)	(29,658,512)	(770)%
General and Administrative (“G&A”)	3,169,186	4,517,523	(1,347,337)	(30)%
Share-Based Compensation	343,630	963,280	(619,650)	(64)%
Total G&A Expense	$3,512,816	$5,480,803	$(1,967,987)	(36)%

Interest Expense	$2,436,776	$5,106,697	$(2,669,921)	(52)%
Other Expense (Income), Net	$(142,714)	$105,327	$(248,041)	(235)%

Lease Operating Expenses

There was a decrease in lease operating expense of approximately $1.0 million when comparing the nine months ended December 31, 2018, to the prior year’s period. The decrease is due primarily to the reduction in properties due to the sale that closed in September 2018.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased for the nine months ended December 31, 2018, compared to the prior year’s period by approximately $1.0 million primarily related to the decrease in properties due to the sale closed in September 2018.

Impairment of Oil and Gas Properties

Impairment decreased for the nine months ended December 31, 2018, compared to prior year’s period by approximately $2.8 million. The decline in impairment was due to fewer expirations of leaseholds in the current quarter.

General and Administrative (G&A) Expenses and Share-Based Compensation

G&A expenses decreased by approximately $2.0 million for the nine months ended December 31, 2018, compared to the prior year’s period. The decrease was due primarily to the sale closed in September 2018.

Interest Expense

Interest expense for the nine months ended December 31, 2018 decreased by approximately $2.7 million when compared to the nine-month period ended December 31, 2017 due primarily to the assignment of the IBC loan in connection with the sale that closed in September 2018.

Gain on Sale of Oil and Gas Properties

The gain on sale of oil and gas properties was $25.8 million for the nine months ended December 31, 2018, compared to a loss of $3.9 million for the same nine-month period ended December 31, 2017, due to the sale closed in September 2018.

Other Expense (Income), net

Other expense, net, for the nine months ended December 31, 2018 decreased by $0.2 million, compared to the nine months ended December 31, 2017, primarily due to higher miscellaneous revenue for the nine months ended December 31, 2018.

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

Our primary sources of cash for the nine months ended December 31, 2018 were from funds generated from the sale of preferred stock, the sale of natural gas and crude oil production. These cash flows were primarily used to fund our capital expenditures and operations and to repay indebtedness. See below for an additional discussion and analysis of cash flow.

Working Capital

At December 31, 2018, the Company’s total current assets of $9.6 million exceeded its total current liabilities of $2.2 million, resulting in a working capital of $7.4 million, while at March 31, 2018, the Company’s total current liabilities of $40.3 million exceeded its total current assets of $1.7 million, resulting in a working capital deficit of $38.6 million. The $46.0 million increase in the working capital surplus is primarily due to the assignment of the liabilities owed under the IBC Loan Agreement to N&B Energy in September 2018, as discussed below under “Note 2 - Liquidity and Going Concern Considerations - Assumption Agreement”.

A summary of our financing transactions, recent funding agreements and other funding transactions can be found under “Part I. Financial Information – Item 1. Financial Statements – Note 2 – Liquidity and Going Concern Considerations”, “Note 6 – Note Payables and Debenture”, “Note 11 – Stockholders’ Equity (Deficit)” and “Note 15 – Subsequent Events”, above.

Cash Flows

	Nine Months Ended December 31,
	2018	2017
Cash flows used in operating activities	$(4,188,452)	$(3,618,967)
Cash flows provided by (used in) investing activities	(2,328,311)	757,473
Cash flows provided by financing activities	15,000,000	1,788,297
Net increase (decrease) in cash and restricted cash	$8,438,237	$(1,013,197)

Net cash used in operating activities was $4.2 million for the nine months ended December 31, 2018, compared to $3.6 million for the same period a year ago. The increase in net cash used in operating activities of $0.6 million was primarily related to declines in revenue.

Net cash used in investing activities was $2.3 million for the nine months ended December 31, compared to net cash provided by investing activities of $.8 million for the same period a year ago. The increase of $3.1 million in cash used in investing activities was primarily due to increased spending on properties and lower cash receipts from sale of oil and gas properties.

We had net cash provided by financing activities of $15 million for the nine months ended December 31, 2018, compared to having net cash provided by financing activities of $1.8 million for the same period a year ago, which $13.2 million increase was primarily due to the increased sales of Preferred C shares.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures. The Company’s management, including the interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018, due to a lack of segregation of duties and a lack of financial reporting experience from our management.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rubenstein Matter

On September 28, 2017, Aaron Rubenstein, a purported shareholder of the Company’s common stock, filed a lawsuit against the Company (as nominal defendant) and Richard N. Azar II, it’s then Chief Executive Officer and director (who has since resigned from both positions), RAD2 Management, LLC, RAD2 Minerals, Ltd. and Segundo Resources, LLC, each an entity owned and controlled by Mr. Azar, in the United States District Court, Western District of Texas (Case No. 5:17-cv-962-FB).  The suit sought the recovery (for the benefit of the Company) of alleged short-swing profits from Mr. Azar and his related entities under Section 16(b) of the Exchange Act relating to various transactions involving Series B Preferred Stock of the Company in November 2016 and January 2017. Mr. Azar denied the existence of any short-swing profits and filed a denial with the court. The Company also filed a denial with the court. Subsequently, the parties mediated the dispute in October 2018, and agreed to a confidential settlement of the plaintiff’s claims in December 2018 which resulted in the dismissal of the claims.

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

On August 3, 2017, we received notice from the NYSE American that the Company is not in compliance with Sections 1003(a)(i) through (iii) of the NYSE American Company Guide (the “Guide”) in that we reported a stockholders’ deficit of $10.6 million as of March 31, 2017 and net losses in our five most recent fiscal years then ended, meaning that we (i) had stockholders’ equity of less than $2,000,000 and sustained losses from continuing operations and/or net losses in two of our three most recent fiscal years; (ii) had stockholders’ equity of less than $4,000,000 and sustained losses from continuing operations and/or net losses in three of our four most recent fiscal years; and (iii) had stockholders’ equity of less than $6,000,000 and sustained losses from continuing operations and/or net losses in our five most recent fiscal years. In order to maintain our listing on the Exchange, the Exchange had requested that the Company submit a plan of compliance by September 5, 2017 addressing how the Company intends to regain compliance with Sections 1003(a)(i), (ii) and (iii) of the Guide by August 3, 2018. The Exchange extended the date to submit a plan to September 20, 2017 and the plan was submitted timely by the extended deadline.

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

On November 3, 2017, the Company was notified that the Exchange accepted the Company’s plan to regain compliance with the Exchange’s continued listing standards set forth in Sections 1003(a)(i), (ii) and (iii) of the Guide by August 3, 2018, subject to periodic review by the Exchange for compliance with the initiatives set forth in the plan.

On July 17, 2018, the Exchange granted the Company an extension for compliance with its listing requirements through December 15, 2018, subject to compliance with initiatives outlined in the Company’s compliance plan.

On December 14, 2018, the Exchange granted the Company a further extension for compliance with its listing requirements through February 3, 2019, subject to compliance with initiatives outlined in the Company’s compliance plan.

On February 1, 2019, the Company filed a Current Report on Form 8-K, confirming to the Exchange that the Company, as of January 31, 2019, had over approximately $7.4 million of stockholders’ equity, which exceeds the $6 million minimum amount of stockholders’ equity the Company is required to maintain pursuant to Sections 1003(a)(i) through (iii) of the Guide. Notwithstanding that filing, the Exchange advised the Company that it is waiting until after the Company files this Current Report on Form 10-Q to formally confirm the Company’s re-compliance with Sections 1003(a)(i) through (iii) of the Guide. Provided that the Exchange has confirmed that the Company’s stockholders’ equity as set forth in this report exceeds $6 million, the Exchange has advised the Company that it will confirm such compliance. As set forth above, we had stockholders’ equity of $7.6 million as of December 31, 2018, and as such, we anticipate the Exchange confirming our compliance with Sections 1003(a)(i) through (iii) of the Guide shortly after the filing of this report.

Notwithstanding the above, the Exchange has not yet formally confirmed our re-compliance with Sections 1003(a)(i) through (iii) of the Guide, we are currently not deemed in compliance with the Exchange continued listing standards (including Sections 1003(a)(i) through (iii) of the Guide), and if the Exchange does not confirm our compliance with Sections 1003(a)(i) through (iii) of the Guide and/or if the Company becomes non-compliant with any of the other listing requirements of the NYSE Regulation, the NYSE Regulation staff may initiate delisting proceedings as appropriate.

Separate from the above, on December 3, 2018, we received notification from the NYSE American that the Company’s securities have been selling for a low price per share for a substantial period of time. Pursuant to Section 1003(f)(v) of the Guide, the NYSE American staff determined that the Company’s continued listing is predicated on it effecting a reverse stock split of its common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the staff determined to be until June 3, 2019. As described above, on December 24, 2018, we affected a 1-for-25 reverse stock split of the Company’s outstanding common stock and authorized common stock which we believe satisfied the NYSE American’s continued listing requirements as to the trading price of our common stock.

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

The Series C Preferred Stock provides that all applicable dividends (due under the terms of the Series C Preferred Stock), which initially accrued in the amount of 6% per annum and which increase or decrease subject to the terms of the applicable securities, based on among other things, the trading price of the Company’s common stock, up to a maximum of 34.95% per annum (which interest rate is currently 34.95% for the outstanding Series C Preferred Stock sold in October 2017 and 34.95% for the outstanding Series C Preferred Stock sold in October 2018 and December 2018), are due upon conversion or redemption thereof, for the full seven year term of such securities.

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

To the best of our knowledge, the Investor has taken the position that the conversion and other prices and metrics of the Series C Preferred Stock is not adjusted in connection with the Company’s stock splits.

To the best of our knowledge, the Investor has taken the position that the conversion price, $3.25 per share, of the Series C Preferred Stock, and the other terms thereof, including the that the conversion rate of conversion premiums due thereon which equals 95% of the average of the lowest 5 individual daily volume weighted average prices during the applicable measuring period, not to exceed 100% of the lowest sales prices on the last day of the applicable measuring period, less $0.05 per share of common stock, unless a triggering event has occurred, in which case the conversion rate equals 85% of the lowest daily volume weighted average price during the applicable measuring period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such applicable measuring period, less $0.10 per share, is not adjusted in connection with the Company’s stock splits, and therefore the December 24, 2018, 1-for-25 reverse stock split had no effect on such prices and terms.

The Investor holds an approximately $75 million liquidation preference in the Company.

Each share of Series C Preferred Stock held by the Investor includes a liquidation preference, payable to the Investor upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company, prior to any distribution or payment made to the holders of preferred stock or common stock, by reason of their ownership thereof equal to $10,000 (“Face Value”), plus an amount equal to any accrued but unpaid dividends thereon. Because the dividends currently require that interest be paid on the Face Value of between 24.95% and 34.95% per annum, for the entire seven year term of the Series C Preferred Stock (even if payable sooner than seven years after the issuance date), the total liquidation value required to be paid to the Investor upon a liquidation, dissolution or winding up of the Company is approximately $75 million as of December 31, 2018. As referenced above, this liquidation preference would be payable prior to any amount being distributed the holders of our common stock. Because our net assets total significantly less than $75 million, it is likely that our common stockholders would not receive any amount in the event the Company was liquidated, dissolved or wound up, and that the Investor would instead receive the entire amount of available funds after liquidation.

The Investor effectively has the ability to consent to any material transaction involving the Company.

Due to the restrictions placed on the Company as a result of the Investor’s securities (and the outstanding balances thereof), including the Series C Preferred Stock, including, but not limited to the significant liquidation preference discussed above and the fact that, as long as the Investor holds any shares of Series C Preferred Stock, we agreed that we would not issue or enter into or amend an agreement pursuant to which we may issue any shares of common stock, other than (a) for restricted securities with no registration rights, (b) in connection with a strategic acquisition, (c) in an underwritten public offering, or (d) at a fixed price; or issue or amend any debt or equity securities convertible into, exchangeable or exercisable for, or including the right to receive, shares of common stock (i) at a conversion price, exercise price or exchange rate or other price that is based upon or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of the security or (ii) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock, the Investor has to effectively consent to any material transaction involving the Company. In the event the Investor does not consent to any such transaction, we may be prohibited (either effectively or otherwise) from completing a material transaction in the future, including, but not limited to a combination or acquisition which may be accretive to shareholders. Furthermore, the Investor may condition the approval of a future transaction, which conditions may not be favorable to shareholders.

We are currently seeking merger and acquisition opportunities and may choose to enter into a merger and/or acquisition transaction in the future.

We have had discussions with multiple investment banking firms to assist with identifying a merger or acquisition candidate and are contemplating engaging a firm in the event that a transaction is not completed with any of the current opportunities being explored in the near future. The Company has been actively seeking and considering acquisitions and merger candidates, but intends to aggressively expand and expedite the scope of the process to identify accretive transactions. While we have not entered into any definitive agreements or understandings to merge with or acquire any entity, in the event that we do enter into a merger and/or acquisition with a separate company in the future, our majority shareholders may change and new shares of common stock or preferred stock could be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders may change the composition of our Board of Directors and could replace our current management. The new management could similarly change our business focus and/or our business focus could change as a result of the merger or acquisition transaction, and we can make no assurances that our new management will be able to properly manage our direction or that any change in our business focus will be successful. If we do enter into a merger or acquisition, and management (either our current management or new management which comes on as a result of such transaction) fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. We have not entered into any merger or acquisition agreements as of the date of this filing.

* * * * * * *

The Risk Factors described in our Annual Report on Form 10-K for the year ended March 31, 2018 relating to the Company’s prior loan (now satisfied) with Louis H. Rogers and security interests thereon, the amount due and owed to IBC Bank, our default of the IBC Bank loan, IBC Bank’s security interests, our prior substantial indebtedness, the prior letter of intent entered into in contemplation of the Assumption Agreement, and the risks relating to the First Warrant (which has been fully exercised), are no longer applicable as a result of among other things, the transactions described above under “Part I. Financial Statements – Note 2 – Liquidity and Going Concern Considerations”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 An aggregate of 176,716 shares of common stock were issued to the Investor in connection with the exercise of the Warrant during fiscal year 2017 (8,000), fiscal year 2018 (156,380), and 12,336 shares were issued in April 2018. The First Warrant has been fully-exercised and extinguished to date.

As of February 8, 2019, the Investor had converted 567 shares of Series C Preferred Stock into 4,753,582 shares of common stock (when including true ups). Additionally, the 1,674 remaining unconverted shares of Series C Preferred Stock sold pursuant to the terms of the October 2017 Purchase Agreement, the 369 shares of Series C Preferred Stock sold pursuant to the October 2018 Purchase Agreement and the 262 shares of Series C Preferred Stock sold pursuant to the November 2018 Purchase Agreement (provided that the shares of Series C Preferred Stock which were sold in 2018 are not eligible to be issued until the issuance of such shares is approved by the Company’s shareholders and the NYSE American, which has not occurred to date), can convert, pursuant to their terms, and including conversion premiums thereon, into approximately 2,070,892,015 shares of common stock, subject to further adjustments pursuant to the terms of the Series C Preferred Stock, including true ups thereon, based on conversion prices of $0.025, which conversion price may actually be significantly less than such estimate and which shares due may be significantly greater, as of the date of this filing.

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

As of September 30, 2018, the 408,508 outstanding shares of Series B Preferred Stock had accrued $153,191 in dividends. The Company determined to pay the dividends, plus an additional $28,088 in dividends which had accrued on 364,508 shares of Series B Preferred Stock which were converted into common stock in October 2018, by way of the issuance of an aggregate of 77 shares of its common stock to the preferred shareholders pursuant to the terms of the designation (which provides that the Shares shall be based on a value of $2,187.50 per share). The beneficial owners of the Series B Preferred Stock as of September 30, 2018, were Richard N. Azar, II, the Company’s former Chief Executive Officer and former director, and Alan Dreeben, the Company’s former director. The converted shares were held by Mr. Azar. In January 2019, the Company issued the 77 shares of common stock.

As of December 31, 2018, the 44,000 outstanding shares of Series B Preferred Stock had accrued $16,500 in dividends. The Company plans to pay the dividends by way of the issuance of an aggregate of 8 shares of its common stock to the preferred shareholder pursuant to the terms of the designation (which provides that the Shares shall be based on a value of $2,187.50 per share). The beneficial owner of the Series B Preferred Stock as of December 31, 2018, was Alan Dreeben, the Company’s former director. To date, the accrued dividend outstanding as of December 31, 2018 has not been paid, provided that the Company plans to issue the 8 shares due promptly after receiving NYSE American additional listing approval for such issuance.

 On November 15, 2018, we entered into a consulting agreement with Regal Consulting, an investor relations firm, pursuant to which the firm agreed to provide the Company investor relations and consulting services, for a period of six months, in consideration for $28,000 and 8,000 restricted shares of the Company’s common stock, per month. In January 2019, we issued 16,000 shares of restricted common stock to Regal for the months of November and December 2018.

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

During the three and nine-month periods ended December 31, 2018, the Company sold 632 and 1,577 shares of Series C Preferred Stock pursuant to the terms of the October 2017 Purchaser Agreement, October 2018 Purchase Agreement and November 2018 Purchase Agreement (as applicable), for total consideration of $6 million and $15 million, respectively. As of December 31, 2018 and March 31, 2018, there were 2,305 and 1,132 shares of Series C Preferred Stock outstanding, respectively.

During the three and nine-month periods ended December 31, 2018, the Investor converted 10 and 404 shares of the Series C Preferred stock with a face value of $0.4 million and $4.34 million for a total of 5.5 million shares of common stock issued.

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

On April 6, 2016, the Company entered into a Securities Purchase Agreement with the Investor, pursuant to which the Company issued a redeemable convertible subordinated debenture, with a face value of $530,000, initially convertible into shares of common stock at a conversion price equal to $81.25 per share. The debenture matures in seven years and accrues interest at a rate of 6.0% per annum. Due to the prior decline in the price of our common stock and that a trigger event occurred on June 30, 2016 as a result of the delay in filing our Annual Report on Form 10-K for the year ended March 31, 2016, the premium rate on the debenture increased from 6% to 34% and the conversion discount became 85% of the lowest daily volume weighted average price during the measuring period (60 days prior to and 60 days after the last date that the Investor receives the last of the shares due), less $62.50 per share of common stock not to exceed 85% of the lowest sales price on the last day of such period less $62.50 per share.

On August 23, 2017, the Investor converted $35,000 of the principal amount of the Debenture into an aggregate of 2,808 shares of common stock, which included 17 shares for conversion of principal and 2,790 shares for premiums.

On April 20, 2018, the Investor was issued 5,679 shares of common stock as a result of true-ups in connection with the August 23, 2017 conversion of the Debenture.

On October 31, 2018, the Investor converted the entire $495,000 of principal and accrued interest of $422,103 owed under the terms of the debenture, into an aggregate of 801,506 shares of common stock, including 6,092 shares of common stock issuable upon conversion of the principal amount thereof (at a conversion price of $81.25 per share), and 795,414 shares in connection with conversion premiums due thereon (at a conversion price, as calculated as provided in such debenture, of $1.52 per share). A total of 100,000 of such shares were issued to the Investor in connection with the conversion and the remaining shares were held in abeyance subject to the Investor’s 9.99% ownership limitation, to be issued from time to time, at the request of the Investor, which shares have been fully issued to date, provided that shares for true ups remain to be issued.

In October 2018, Richard N. Azar II, both on his own behalf and on behalf of the entities which he beneficially owned, converted all 364,508 shares of Series B Preferred Stock which he beneficially owned into an aggregate of 4,166, of which 497 shares of converted common stock (along with a total of 113 shares previously beneficially owned by Mr. Azar) were immediately cancelled pursuant to the terms of the Segundo Settlement, described above under “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 2 – Liquidity and Going Concern Considerations” – “Segundo Settlement”.

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

In October 2018, we issued 2,000 shares of restricted common stock to a consultant pursuant to the terms of a consulting agreement.

The sale and issuance of the securities have been determined to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering.

On November 15, 2018, we entered into a consulting agreement with Regal Consulting, an investor relations firm, pursuant to which the firm agreed to provide the Company investor relations and consulting services, for a period of six months, in consideration for $28,000 and 8,000 restricted shares of the Company’s common stock, per month.

On December 4, 2018, we sold the Investor 262 shares of Series C Preferred Stock for total proceeds of $2.5 million.

The sale and issuance of the securities described above have been determined to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipient has represented that it is an accredited investor, as that term is defined in Regulation D.

On February 13, 2019, and effective on January 31, 2019, the Company entered into a First Amendment to the Consulting Agreement previously entered into with Regal Consulting, an investor relations firm, on November 15, 2018. Pursuant to the First Amendment, the parties agreed to expand the investor relations services required to be provided by Regal Consulting under the agreement in consideration for $50,000 per month and 50,000 restricted shares of common stock per month (the “Regal Shares”)(which are fully-earned upon issuance) during the term of the agreement, and agreed to extend the term of the agreement until October 1, 2019 (unless the Company completes an acquisition or combination prior to such date).

On February 13, 2019, we entered into a letter agreement with SylvaCap Media (“SylvaCap”), pursuant to which SylvaCap agreed to act as the Company’s non-exclusive digital marketing service provider. Pursuant to the terms of the agreement, SylvaCap agreed to provide us public awareness and content creation services in consideration for an aggregate of 600,000 shares of restricted common stock (the “SylvaCap Shares”), which are fully-earned upon their issuance, and $50,000 per month during the term of the agreement, which ends on November 12, 2019 (unless the Company completes an acquisition or combination prior to such date) or upon termination by either party for cause. We also agreed to provide SylvaCap piggy-back registration rights in connection with the SylvaCap Shares and to pay SylvaCap $6,250 every three months as an expense reimbursement.

The sale and issuance of the Regal Shares and SylvaCap Shares have been determined to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering.

Use of Proceeds from Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

On February 13, 2019, and effective on January 31, 2019, the Company entered into a First Amendment to the Consulting Agreement previously entered into with Regal Consulting, an investor relations firm, on November 15, 2018. Pursuant to the First Amendment, the parties agreed to expand the investor relations services required to be provided by Regal Consulting under the agreement in consideration for $50,000 per month and 50,000 restricted shares of common stock per month (the “Regal Shares”)(which are fully-earned upon issuance) during the term of the agreement, and agreed to extend the term of the agreement until October 1, 2019 (unless the Company completes an acquisition or combination prior to such date).

On February 13, 2019, we entered into a letter agreement with SylvaCap Media (“SylvaCap”), pursuant to which SylvaCap agreed to act as the Company’s non-exclusive digital marketing service provider. Pursuant to the terms of the agreement, SylvaCap agreed to provide us public awareness and content creation services in consideration for an aggregate of 600,000 shares of restricted common stock (the “SylvaCap Shares”), which are fully-earned upon their issuance, and $50,000 per month during the term of the agreement, which ends on November 12, 2019 (unless the Company completes an acquisition or combination prior to such date) or upon termination by either party for cause. We also agreed to provide SylvaCap piggy-back registration rights in connection with the SylvaCap Shares and to pay SylvaCap $6,250 every three months as an expense reimbursement.

The sale and issuance of the Regal Shares and SylvaCap Shares have been determined to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering.

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

CAMBER ENERGY, INC.
(Registrant)

/s/ Louis G. Schott
Louis G. Schott
Interim Chief Executive Officer
(Principal Executive Officer)
Date: February 14, 2019

/s/ Robert Schleizer
Robert Schleizer
Chief Financial Officer
(Principal Financial/Accounting Officer)
Date: February 14, 2019

EXHIBIT INDEX

2.1	Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser and Camber Energy, Inc., as Seller, dated July 12, 2018 (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on July 13, 2018 and incorporated herein by reference) (File No. 001-32508)

2.2	First Amendment to Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser and Camber Energy, Inc., as Seller, dated August 2, 2018 (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on August 7, 2018 and incorporated herein by reference) (File No. 001-32508)

2.3	Second Amendment to Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser, Camber Energy, Inc., as Seller and CE Operating, LLC, dated September 24, 2018 (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K, filed with the Commission on September 25, 2018 and incorporated herein by reference) (File No. 001-32508)

3.1	Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on August 25, 2016 (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

3.2	Amendment to Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 25, 2018 (Filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed with the Commission on July 27, 2018 and incorporated herein by reference) (File No. 001-32508)

3.3	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Camber Energy, Inc. with the Secretary of State of the State of Nevada on December 20, 2018

10.1***	Separation and Release Agreement between Camber Energy, Inc. and Richard N. Azar II dated May 25, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

10.2***	Common Stock Purchase Warrant granted to Richard N. Azar II dated May 25, 2018 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

10.3***	Engagement Letter with Fides Energy LLC/Louis G. Schott dated May 25, 2018 (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

10.4	Compromise Settlement Agreement and Mutual Release by and between Camber Energy, Inc. and Segundo Resources, LLC, dated July 12, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on July 13, 2018 and incorporated herein by reference) (File No. 001-32508)

10.5	Agreement in Connection with the Loan by and Between Camber Energy, Inc. and International Bank of Commerce (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on August 7, 2018 and incorporated herein by reference) (File No. 001-32508)

10.6	Assumption Agreement dated September 26, 2018, by and between International Bank of Commerce, Camber Energy, Inc., CE Operating, LLC, N&B Energy, LLC, Richard N. Azar, II, RAD2 Minerals, Ltd., Donnie B. Seay, and DBS Investments, Ltd. (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.7	Assignment of Production Payment, effective August 1, 2018, by and among N&B Energy, LLC and CE Operating, LLC (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.8	Assignment of Overriding Royalty Interest, effective August 1, 2018, by CE Operating, LLC in favor of Camber Royalties, LLC (Orion Properties) (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.9	Assignment of Overriding Royalty Interest, effective August 1, 2018, by N&B Energy, LLC in favor of Camber Royalties, LLC (TAW Leases) (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.10	Form of Stock Purchase Agreement relating to the purchase of $3.5 million in shares of Series C Redeemable Convertible Preferred Stock dated October 26, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on November 1, 2018 and incorporated herein by reference) (File No. 001-32508)

10.11	Consulting Agreement dated November 15, 2018, by and between Camber Energy, Inc. and Regal Consulting (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on November 20, 2018 and incorporated herein by reference) (File No. 001-32508)

10.12	Form of Stock Purchase Agreement relating to the purchase of $28 million in shares of Series C Redeemable Convertible Preferred Stock dated November 23, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on November 23, 2018 and incorporated herein by reference) (File No. 001-32508)

10.13	Form of First Amendment to Stock Purchase Agreement relating to the purchase of $28 million in shares of Series C Redeemable Convertible Preferred Stock dated December 3, 2018 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on December 7, 2018 and incorporated herein by reference) (File No. 001-32508)

10.14*	Digital Marketing Agreement dated February 13, 2019 by and between Camber Energy, Inc. and SylvaCap Media

10.15*	First Amendment to Consulting Agreement dated February 13, 2019 by and between Camber Energy, Inc. and Regal Consulting

16.1	Letter dated August 2, 2018 from GBH CPAs, PC to the Securities and Exchange Commission (Filed as Exhibit 16.1 to the Company’s Report on Form 8-K, filed with the Commission on August 2, 2018 and incorporated herein by reference) (File No. 001-32508)

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer

31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer

32.2**	Section 906 Certification of Periodic Report of Principal Financial Officer

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.LAB	XBRL Label Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.

*101.DEF	XBRL Definition Linkbase Document

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
***	Management contract or compensatory plan.