Form 10-K
period 2019-03-31
CAMBER ENERGY, INC.
filed 2019-07-01
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-32508

CAMBER ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2660243
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1415 Louisiana, Suite 3500, Houston, Texas	77002
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (210) 998-4035

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	CEI	NYSE American

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $21,785,966.

There were 46,011,619 shares of the registrant’s common stock outstanding as of June 25, 2019.

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

i

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

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Camber” and “Camber Energy, Inc.” refer specifically to Camber Energy, Inc., and our consolidated subsidiaries, CATI Operating, LLC, a Texas limited liability company, which was wholly-owned (“CATI”) until it was divested on November 9, 2017, CEI Operating LLC, a Texas limited liability company, which was wholly-owned until it was divested on November 1, 2017, Camber Permian LLC, a Texas limited liability company, which is wholly-owned, Camber Permian II LLC, a Texas limited liability company, until it was divested on November 9, 2017, CE Operating, LLC, an Oklahoma limited liability company, which is wholly-owned, and C E Energy LLC, a Texas limited liability company which is wholly-owned.

ii

Certain abbreviations and oil and gas industry terms used throughout this Annual Report are described and defined in greater detail under “Glossary of Oil and Natural Gas Terms” on page 10, and readers are encouraged to review that section.

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

iii

PART I

ITEM 1. BUSINESS.

General

Camber Energy, Inc., a Nevada corporation, is based in Houston, Texas. We are currently primarily engaged in the acquisition, development and sale of crude oil, natural gas and natural gas liquids from various known productive geological formations, including from the Hunton formation in Lincoln, Logan, Payne and Okfuskee Counties, in central Oklahoma; the Cline shale and upper Wolfberry shale in Glasscock County, Texas; and Hutchinson County, Texas, in connection with our Panhandle acquisition which closed in March 2018 (described below). Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc., effective June 9, 2006, and effective January 4, 2017, the Company changed its name to Camber Energy, Inc. After the divestiture of our Oklahoma and South Texas properties during fiscal 2018 and 2019, as discussed in further detail below, we initiated discussions with several potential acquisition and merger candidates to diversify our operations. In May 2019, we entered into a non-binding letter of intent (“LOI”) to acquire Lineal Star Holdings, LLC. (“Lineal”), a specialty construction and oil and gas services enterprise providing services to the energy industry. Whether or not the Lineal transaction closes, the Company intends to pursue additional acquisitions in the energy services industry sector to diversify operations.

The Lineal transaction, which is an all-stock transaction, is subject to customary closing conditions, confirmation of final transaction documents and transaction terms, including confirmation of the structuring of the transaction to be on a tax free basis, and other conditions, including, but not limited to final documents with our Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”) holder amending the Series C Preferred Stock to alter the conversion rights thereof, and obtaining the requisite NYSE American approval of the transaction terms and agreements, which conditions may not be satisfied in a timely manner, if at all. The transaction contemplates the issuance of a new series of convertible preferred stock which will be convertible into 67-70% of our fully diluted common stock after stockholder approval, as required under the applicable NYSE American rules and requirements. Upon receipt of shareholder approval, it is contemplated that the shareholders of Lineal will have voting control of the Company.

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

On July 12, 2018, the Company entered into an Asset Purchase Agreement (as amended, the “Sale Agreement”), as seller, with N&B Energy, LLC (“N&B Energy”) as purchaser, which entity is affiliated with Richard N. Azar II, the Company’s former Chief Executive Officer and former director, and Donnie B. Seay, the Company’s former director. Pursuant to the Sale Agreement, which closed September 26, 2018, effective August 1, 2018, the Company sold to N&B Energy a substantial portion of its assets, including all of the assets acquired pursuant to the Acquisition and certain other assets, other than the production payment and overriding royalty interests discussed below (the “Disposed Assets”). In consideration for the Disposed Assets, N&B Energy agreed to pay the Company $100 in cash, to assume the Company’s liabilities and contractual obligations in connection with the Disposed Assets (including lease and bonus payments), to assume all of the Company’s obligations and debt owed under its outstanding loan agreement with International Bank of Commerce (“IBC Bank”), which had a then outstanding principal balance of approximately $36.9 million. See also a more detailed description of this transaction under “Recent Events” - “N&B Energy Asset Disposition Agreement” and “Assumption Agreement”, below.

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

As of March 31, 2019, the Company had leasehold interests (working interests) covering approximately 221 / 3,500 (net / gross) acres, producing from the Cline and Wolfberry formations. The remaining Texas acreage consists of leasehold covering approximately 555 / 638 (net / gross) acres and wellbores located in the Panhandle in Hutchinson County, Texas, which was acquired by the Company in March 2018.

As of March 31, 2019, Camber was producing an average of approximately 40.8 net barrels of oil equivalent per day (“Boepd”) from over 36 active well bores. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. Our production sales totaled 113,685 Boe, net to our interest, for the year ended March 31, 2019. At March 31, 2019, Camber’s total estimated proved producing reserves were 155,376 Boe of which 120,590 Bbls were crude oil and NGL reserves, and 208,710 Mcf were natural gas reserves.

The Hutchinson County, Texas acquisition in March 2018 included interests in 48 gross non-producing well bores, 5 saltwater disposal wells, and the required infrastructure and equipment necessary to support future hydrocarbon production as well as approximately 555 net leasehold acres in Hutchinson County, Texas. Camber holds an interest in 25 producing wells in Glascock County and 11 in Hutchinson County.

At March 31, 2019, Camber’s total estimated proved reserves were 203,406 Boe, of which 124,520 Bbls were crude oil reserves, 44,100 Bbls were natural gas liquids and 208,710 Mcf were natural gas reserves. Approximately 76% of the Boe was proved producing.

As of March 31, 2019, Camber had no employees, but utilized independent contractors on an as-needed basis.

Material Events

October 2017 Purchase Agreement

On October 5, 2017, the Company and an accredited institutional investor with whom the Company had previously entered into equity and debt purchase agreements in 2016 (the “Investor”) entered into a Stock Purchase Agreement (as amended to date, the “October 2017 Purchase Agreement”).

On October 5, 2017, in connection with the entry into the October 2017 Purchase Agreement, the Investor purchased 212 shares of Series C Preferred Stock for $2 million, and thereafter the Investor purchased 106 shares of Series C Preferred Stock for $1 million on November 21, 2017; 105 shares of Series C Preferred Stock for $1 million on December 27, 2017; 105 shares of Series C Preferred Stock for $1 million on January 31, 2018; 105 shares of Series C Preferred Stock for $1 million on February 22, 2018; 105 shares of Series C Preferred Stock for $1 million on March 9, 2018; 105 shares of Series C Preferred Stock for $1 million on April 10, 2018; and 105 shares of Series C Preferred Stock for $1 million on May 22, 2018, each under the October 2017 Purchase Agreement.

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

The Investor also agreed, pursuant to the Amendment, that the conversion rate of conversion premiums pursuant to the Designation would remain 95% of the average of the lowest 5 individual daily volume weighted average prices during the applicable Measuring Period (as defined in the Designation), not to exceed 100% of the lowest sales prices on the last day of the Measuring Period, less $0.05 per share of common stock, unless a triggering event has occurred, and that such $0.05 per share discount would not be adjusted in connection with the Company’s previously reported 1-for-25 reverse stock split affected on March 5, 2018. Notwithstanding the above, in no event will the value of the common stock pursuant to the foregoing be below the par value per share of the common stock ($0.001).

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

On December 4, 2018, upon the satisfaction of the applicable closing conditions, the Investor acquired 263 shares of Series C Preferred Stock for a total of $2.5 million.

Consulting Agreements

On November 15, 2018, the Company entered into a consulting agreement with Regal Consulting, an investor relations firm, pursuant to which the firm agreed to provide the Company investor relations and consulting services, for a period of six months, in consideration for $28,000 and 8,000 restricted shares of the Company’s common stock, per month. In January 2019, the Company issued 16,000 shares of restricted common stock to Regal Consulting for the months of November and December 2018, which shares were issued during the year ended March 31, 2019.  On February 13, 2019, and effective on January 31, 2019, the Company entered into a First Amendment to the Consulting Agreement previously entered into with Regal Consulting. Pursuant to the First Amendment, the parties agreed to expand the investor relations services required to be provided by Regal Consulting under the agreement in consideration for $50,000 per month and 50,000 restricted shares of common stock per month (the “Regal Shares”)(which are fully-earned upon issuance) during the term of the agreement, and agreed to extend the term of the agreement until October 1, 2019 (unless the Company completes an acquisition or combination prior to such date). A total of 150,000 of the Regal Shares have been issued as of the date of this filing for shares due for services between January and March 2019, and 300,000 shares remain to be issued pursuant to the terms of the agreement. As of March 31, 2019, the 104,000 shares had not been issued and a total of $41,800 had been accrued in common stock payable as of March 31, 2019. The shares were issued in May 2019.

On February 13, 2019, the Company entered into a letter agreement with SylvaCap Media (“SylvaCap”), pursuant to which SylvaCap agreed to act as the Company’s non-exclusive digital marketing service provider. Pursuant to the terms of the agreement, SylvaCap agreed to provide us public awareness and content creation services in consideration for an aggregate of 600,000 shares of restricted common stock (the “SylvaCap Shares”), which are fully-earned upon their issuance, and $50,000 per month during the term of the agreement, which ends on November 12, 2019 (unless the Company completes an acquisition or combination prior to such date) or upon termination by either party for cause. We also agreed to provide SylvaCap piggy-back registration rights in connection with the SylvaCap Shares and to pay SylvaCap $6,250 every three months as an expense reimbursement. The total value of the restricted shares of common stock due of $261,540 has been accrued in common stock payable as of March 31, 2019. The SylvaCap shares were issued in May 2019.

N&B Energy Asset Disposition Agreement

On July 12, 2018, the Company entered into an Asset Purchase Agreement (as amended from time to time, the “Sale Agreement”), as seller, with N&B Energy as purchaser, which entity is affiliated with Richard N. Azar II, the Company’s former Chief Executive Officer and former director, and Donnie B. Seay, the Company’s former director. Pursuant to the Sale Agreement, the Company agreed to sell to N&B Energy a substantial portion of its assets, including all of the assets acquired pursuant to the terms of the December 31, 2015 Asset Purchase Agreement and certain other more recent acquisitions, other than the production payment and overriding royalty interests discussed below (the “Disposed Assets”). In consideration for the Disposed Assets, N&B Energy agreed to pay the Company $100 in cash, to assume the Company’s liabilities and contractual obligations in connection with the Disposed Assets (including lease and bonus payments), to assume all of the Company’s obligations and debt owed under its outstanding loan agreement with IBC Bank, which had a then outstanding principal balance of approximately $36.9 million and the other parties agreed to enter into the a settlement agreement of certain pending claims, described in greater detail under “Item 13. Certain Relationships and Related Transactions, and Director Independence” – “Related Party Transactions” - “Segundo Settlement”.

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

Pursuant to the Assumption Agreement, N&B Energy agreed to assume all of the Company’s liabilities and obligations owed to IBC Bank and IBC Bank approved the transactions contemplated by the Sale Agreement and the assumption by N&B Energy of all of the amounts and liabilities which the Company owed to IBC Bank (the “IBC Obligations”). Finally, pursuant to the Assumption Agreement, IBC Bank released and forever discharged the Company and CE Operating and each of their current and former officers, directors, and stockholders, from all covenants, agreements, obligations, claims and demands of any kind, whether in law or at equity, which IBC Bank then had, arising out of or related to the amounts which the Company owed to IBC Bank under the promissory note evidencing amounts owed to IBC Bank (the “Note”), Loan Agreement with IBC Bank or mortgages and/or under such documents or agreements, and further agreed to release the lien which IBC Bank then held on certain of the Company’s properties located in west Texas.

N&B Energy Sale Agreement Closing

On September 26, 2018, the transactions contemplated by the Sale Agreement closed and N&B Energy assumed all of the IBC Obligations (pursuant to the Assumption Agreement described above) and paid the Company $100 in cash, and the Company transferred ownership of the Disposed Assets to N&B Energy.

Notwithstanding the sale of the Disposed Assets, the Company retained its assets in Glasscock County and Hutchinson Counties, Texas and also retained a 12.5% production payment (effective until a total of $2.5 million has been received – of which none has been received as of the filing date); a 3% overriding royalty interest in its existing Okfuskee County, Oklahoma asset; and retained an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignment of Overriding Royalty Interests.

The effective date of the Sale Agreement is August 1, 2018. The Disposed Assets were assigned “as is” with all faults.

1-for 25 Reverse Stock Splits of Outstanding Common Stock

On March 1, 2018, we filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect a 1-for-25 reverse stock split of all outstanding common stock shares of the Company (the “Amendment”). The reverse stock split was effective on March 5, 2018. The effect of the reverse stock split was to combine each 25 shares of outstanding common stock into one new share, with no change in authorized shares or par value per share, and to reduce the number of common stock shares outstanding from approximately 103.5 million shares to approximately 4.1 million shares (prior to rounding). Proportional adjustments were made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans. The reverse stock split did not affect any stockholder’s ownership percentage of the Company’s common stock, except to the limited extent that the reverse stock split resulted in any stockholder owning a fractional share. Fractional shares of common stock were rounded up to the nearest whole share based on each holder’s aggregate ownership of the Company. The effect of the reverse stock split has been retroactively reflected throughout this report.

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

Increase in Authorized Shares of Common Stock

Effective on April 10, 2019, we filed, with the Secretary of State of Nevada, a Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of the Company’s authorized shares of common stock, $0.001 per value per share, from 20,000,000 shares to 250,000,000 shares.

Series B Redeemable Convertible Preferred Stock Conversion

On May 15, 2019, the Company entered into an Agreed Conversion Agreement (the “Conversion Agreement”) with the then holder of all 44,000 shares of the Company’s then outstanding Series B Redeemable Convertible Preferred Stock (the “Series B Preferred Stock”). Pursuant to the Conversion Agreement, all of the Series B Preferred Stock was agreed to be converted into 503 shares of the Company’s common stock pursuant to the stated terms of such Series B Preferred Stock, in consideration for $25,000 in cash. The holder also provided us a release in connection with certain of his rights under the Series B Preferred Stock (including any and all accrued and unpaid dividends) and certain other matters.

As a result of the Conversion Agreement, the Company has no shares of Series B Preferred Stock issued or outstanding, and an aggregate of $1,100,000 of the liquidation preference of the Series B Preferred Stock was terminated and released.

Industry Segments

Camber Energy’s operations are all crude oil and natural gas exploration and production related.

Operations and Oil and Gas Properties

We have operated and invested in areas that are known to be productive, with a reasonably established production history, in order to decrease geological and exploratory risk. With the closing of the Acquisition in October 2016, the Company acquired over 13,000 net acres in producing fields located primarily in the Mid-Continent region of Oklahoma including Payne, Lincoln and Logan Counties, along with a small amount of interest in production located in Glasscock County, Texas. The Mid-Continent assets produce from a liquids-rich, gas reservoir known as the Hunton formation. These properties include interests in four different fields, of which one was operated by Camber and the other three are non-operated.

Our Glasscock County, Texas properties produced oil and gas primarily from the Wolfberry, Cline and Fusselman formations and are all non-operated.

In January 2018, the Company acquired approximately 3,000 leasehold acres in Okfuskee County, Oklahoma which includes eight currently producing wells and three salt water disposal wells (as described above).

In March 2018, the Company acquired an interest in 48 gross non-producing well bores, five salt water disposal wells and approximately 555 net leasehold acres in Hutchinson County, Texas (as described above).

On September 26, 2018, the transactions contemplated by the Sale Agreement (described above) closed and N&B Energy assumed all of the IBC Obligations (pursuant to the Assumption Agreement described above) and paid the Company $100 in cash, and the Company transferred ownership of the Disposed Assets (defined above, constituting a substantial portion of its assets) to N&B Energy. Notwithstanding the sale of the Disposed Assets, which included approximately 18,000 net acres, the Company retained its assets in Glasscock County and Hutchinson Counties, Texas, and also retained a 12.5% production payment (effective until a total of $2.5 million has been received – of which none has been received as of the filing date); a 3% overriding royalty interest in its existing Okfuskee County, Oklahoma asset; and retained an overriding royalty interest on certain other undeveloped leasehold interests.

The Company intends to pursue additional acquisition opportunities in the energy services sector whether the Lineal transaction (discussed above) closes or not, as the primary focus of its growth strategy.

Marketing

As of the date of this filing, we operate exclusively in the onshore United States oil and natural gas industry. Our crude oil and natural gas production sales are to gatherers and marketers with national reputations. Our sales are made on a month-to-month basis, and title transfer occurs when the oil is loaded onto the purchaser’s truck. Crude oil prices realized from production sales are indexed to published posted refinery prices, and to published crude indexes with adjustments on a contract basis.

We generally sell a significant portion of our oil and gas production to a relatively small number of customers. For the year ended March 31, 2019, our consolidated revenues were from the sale of oil, gas and natural gas liquids under marketing contracts primarily with Superior Pipeline Company, Scissortail Energy, LLC and Apache Corporation. We are not dependent upon any one purchaser and have alternative purchasers available at competitive market prices if there is disruption in services or other events that cause us to search for other ways to sell our production.

During the year ended March 31, 2019, three customers accounted for 84% of our total revenues and during the year ended March 31, 2018, two customers accounted for 72% of our total revenues. We do not believe the loss of any customer will have a material effect on the Company because alternative customers are readily available.

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

In the United States, legislation affecting the oil and natural gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies issue recommended new and extensive rules and regulations binding on the oil and natural gas industry, some of which carry substantial penalties for failure to comply. These laws and regulations have a significant impact on oil and natural gas drilling, natural gas processing plants and production activities, increasing the cost of doing business and, consequently, affect profitability. Insomuch as new legislation affecting the oil and natural gas industry is common-place and existing laws and regulations are frequently amended or reinterpreted, we may be unable to predict the future cost or impact of complying with these laws and regulations. We consider the cost of environmental protection a necessary and manageable part of our business. We have historically been able to plan for and comply with new environmental initiatives without materially altering our operating strategies.

Insurance Matters

We maintain insurance coverage which we believe is reasonable per the standards of the oil and natural gas industry. It is common for companies in these industries to not insure fully against all risks associated with their operations either because such insurance is unavailable or because premium costs are considered prohibitive. A material loss not fully covered by insurance could have an adverse effect on our financial position, results of operations or cash flows. We maintain insurance at industry customary levels to limit our financial exposure in the event of a substantial environmental claim resulting from sudden, unanticipated and accidental discharges of certain prohibited substances into the environment. Such insurance might not cover the complete amount of such a claim and would not cover fines or penalties for a violation of an environmental law.

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

RCRA and comparable state and local requirements impose standards for the management, including treatment, storage, and disposal, of both hazardous and non-hazardous solid wastes. We generate hazardous and non-hazardous solid waste in connection with our routine operations. From time to time, proposals have been made that would reclassify certain oil and natural gas wastes, including wastes generated during drilling and production operations, as “hazardous wastes” under RCRA, which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal, and clean-up requirements. This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and natural gas wastes could have a similar impact. Because oil and natural gas exploration and production, and possibly other activities, have been conducted at some of our properties by previous owners and operators, materials from these operations remain on some of the properties and in some instances, require remediation. In addition, in certain instances, we have agreed to indemnify sellers of producing properties from which we have acquired reserves against certain liabilities for environmental claims associated with such properties. While we do not believe that costs to be incurred by us for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

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

Risks Relating to our Planned Lineal Acquisition

In the event the Lineal transaction closes, it will cause substantial dilution to existing stockholders and a change of control of the Company.

As described above, in May 2019, we entered into a non-binding letter of intent (“LOI”) to acquire Lineal, a specialty construction and oil and gas services enterprise providing services to the energy industry. The transaction contemplates the issuance of new series of convertible preferred stock which will be convertible into 67-70% of our fully diluted common stock after stockholder approval, as required under the applicable NYSE American rules and requirements. Upon receipt of shareholder approval, it is contemplated that the shareholders of Lineal will have voting control of the Company. As such, in the event the contemplated transaction closes, the issuance of the common stock consideration to Lineal’s owners will result in substantial dilution to the interests of our then stockholders and result in a change of control of the Company.

Failure to complete the Lineal transaction could negatively impact our stock price and future business and financial results.

If the Lineal transaction is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

●	we will not realize the benefits expected from the Lineal transaction, including a potentially enhanced competitive and financial position, expansion of assets and operations and therefore opportunities, and will instead be subject to all the risks we currently face as an independent company;

●	we may experience negative reactions from the financial markets and our partners and employees; and

●	matters relating to the Lineal transaction (including negotiation of definitive documents and integration planning) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

Termination of the Lineal transaction could negatively impact the Company.

In the event the Lineal transaction is terminated, our business may have been adversely impacted by our failure to pursue other beneficial opportunities due to the focus of management on the Lineal transaction, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Lineal transaction will be completed. If the Lineal transaction is terminated and our board of directors seeks another transaction or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration provided for by the Lineal transaction.

We will be subject to business uncertainties and contractual restrictions while the Lineal transaction is pending.

Uncertainty about the effect of the Lineal transaction on employees and partners may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Lineal transaction is completed, and could cause partners and others that deal with us to seek to change existing business relationships, cease doing business with us or cause potential new partners to delay doing business with us until the Lineal transaction has been successfully completed. Retention of certain employees may be challenging during the pendency of the Lineal transaction, as certain employees may experience uncertainty about their future roles or compensation structure. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business following the Lineal transaction could be negatively impacted.

Completion of the Lineal transaction is subject to a number of conditions and if these conditions are not satisfied or waived, the Lineal transaction will not be completed.

The Lineal transaction is subject to closing conditions, including confirmation of final transaction documents and transaction terms, including confirmation of structuring the transaction to be on a tax free basis, and other conditions, including, but not limited to final documents with our Series C Preferred Stock holder amending the Series C Preferred Stock to alter the conversion rights thereof, and obtaining the requisite NYSE American approval of the transaction terms and agreements, which conditions may not be satisfied in a timely manner, if at all. Failure to fulfill any of such closing conditions could prevent us from completing the Lineal transaction and have a material adverse effect on the Company.

If the benefits of the Lineal transaction do not meet the expectations of the marketplace, or financial or industry analysts, the market price of our common stock may decline.

The market price of our common stock may decline as a result of the Lineal transaction, if we do not otherwise achieve the perceived benefits of the Lineal transaction as rapidly as, or to the extent, anticipated by the marketplace, or financial or industry analysts. Accordingly, investors may experience a loss as a result of a decreasing stock price and we may not be able to raise future capital, if necessary, in the equity markets.

Risks Relating to Our Oil and Gas Operations and Industry

We are subject to production declines and loss of revenue due to shut-in wells.

The majority of our oil and gas production revenues come from a small number of producing wells. In the event those wells are required to be shut-in (as they were for various periods in the past), our production and revenue could be adversely affected. Our wells are shut-in from time-to-time for maintenance, workovers, upgrades and other matters outside of our control, including repairs, adverse weather (including hurricanes, flooding and tropical storms), inability to dispose of produced water or other regulatory and market conditions. Any significant period where our wells, and especially our top producing wells, are shut-in, would have a material adverse effect on our results of production, oil and gas revenues and net income or loss for the applicable period.

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

Our oil and gas revenues, operating results, profitability, cash flow, future rate of growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our oil and natural gas properties, are substantially dependent upon prevailing prices of crude oil and natural gas. Lower crude oil and natural gas prices also may reduce the amount of crude oil and natural gas that we can produce economically. Historically, the markets for crude oil and natural gas have been very volatile, and such markets are likely to continue to be volatile in the future. Prices for oil and natural gas fluctuate widely in response to a variety of factors beyond our control, such as:

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

We face intense competition in connection with our oil and gas operations.

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

Our oil and gas competitors may use superior technology and data resources that we may be unable to afford or that would require a costly investment by us in order to compete with them more effectively.

The oil and gas industry is subject to rapid and significant advancements in technology, including the introduction of new products and services using new technologies and databases. As our competitors use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. In addition, many of our competitors will have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We cannot be certain that we will be able to implement technologies on a timely basis or at a cost that is acceptable to us. One or more of the technologies that we will use or that we may implement in the future may become obsolete, and we may be adversely affected.

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

Our oil and gas operations are substantially dependent on the availability of water. Restrictions on our ability to obtain water may have an adverse effect on our financial condition, results of operations and cash flows.

Water is an essential component of deep shale oil and natural gas production during both the drilling and hydraulic fracturing, or fracking processes. Our oil and gas operations and future operations could be adversely impacted if we are unable to locate sufficient amounts of water or dispose of or recycle water used in our exploration and production operations. Currently, the quantity of water required in certain completion operations, such as hydraulic fracturing, and changing regulations governing usage may lead to water constraints and supply concerns (particularly in some parts of the country). As a result, future availability of water from certain sources used in the past may be limited. Moreover, the imposition of new environmental initiatives and conditions could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and natural gas. The CWA and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas waste, into navigable waters or other regulated federal and state waters. Permits or other approvals must be obtained to discharge pollutants to regulated waters and to conduct construction activities in such waters and wetlands. Uncertainty regarding regulatory jurisdiction over wetlands and other regulated waters has, and will continue to, complicate and increase the cost of obtaining such permits or other approvals. The CWA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations, and the Federal National Pollutant Discharge Elimination System General permits issued by the United States Environmental Protection Agency (“EPA”), prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry into coastal waters. While generally exempt under federal programs, many state agencies have also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for storm water discharges. There has been recent nationwide concern over earthquakes associated with Class II underground injection control wells, a predominant storage method for crude oil and gas wastewater. It is likely that new rules and regulations will be developed to address these concerns, possibly eliminating access to Class II wells in certain locations, and increasing the cost of disposal in others. Finally, EPA studies have previously focused on various stages of water use in hydraulic fracturing operations. It is possible that, in the future, the EPA will move to more strictly regulate the use of water in hydraulic fracturing operations. While we cannot predict the impact that these changes may have on our business at this time, they may be material to our business, financial condition, and operations. Compliance with environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells or the disposal or recycling of water will increase our operating costs and may cause delays, interruptions or termination of our operations, the extent of which cannot be predicted. In addition, our inability to meet our water supply needs to conduct our completion operations may impact our business, and any such future laws and regulations could negatively affect our financial condition, results of operations and cash flows.

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

In addition, the 10% discount factor that is required to be used to calculate discounted future net revenues for reporting purposes under generally accepted accounting principles (“GAAP”) is not necessarily the most appropriate discount factor based on the cost of capital in effect from time to time and risks associated with our business and the oil and natural gas industry in general.

Crude oil and natural gas development, re-completion of wells from one reservoir to another reservoir, restoring wells to production and exploration, drilling and completing new wells are speculative activities and involve numerous risks and substantial and uncertain costs.

Our oil and gas operations will be materially dependent upon the success of our future development program. Even considering our business philosophy to avoid wildcat wells, drilling for crude oil and natural gas and reworking existing wells involves numerous risks, including the risk that no commercially productive crude oil or natural gas reservoirs will be encountered. The cost of exploration, drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including: unexpected drilling conditions; pressure or irregularities in formations; equipment failures or accidents; inability to obtain leases on economic terms, where applicable; adverse weather conditions and natural disasters; compliance with governmental requirements; and shortages or delays in the availability of drilling rigs or crews and the delivery of equipment. Furthermore, we cannot provide investors with any assurance that we will be able to obtain rights to additional producing properties in the future and/or that any properties we obtain rights to will contain commercially exploitable quantities of oil and/or gas.

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

The oil and gas industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies tend to increase, in some cases substantially. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases within a geographic area. If increasing levels of exploration and production result in response to strong prices of oil and natural gas, the demand for oilfield services will likely rise, and the costs of these services will likely increase, while the quality of these services may suffer. The future lack of availability or high cost of drilling rigs, as well as any future lack of availability or high costs of other equipment, supplies, insurance or qualified personnel, in the areas in which we operate could materially and adversely affect our business and results of operations.

Our oil and gas properties are located in Texas, making us vulnerable to risks associated with operating in one major geographic area.

All of our oil and gas properties are located in Texas. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from wells caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, or interruption of transportation of oil or natural gas produced from the wells in this area. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and gas producing areas such as the ones we operate in, which may cause these conditions to occur with greater frequency or magnify the effect of these conditions. Due to the concentrated nature of our portfolio, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

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

We currently operate only 35 of the 81 wells in which we have an interest. As a result, we may have a limited ability to exercise influence over normal operating procedures, expenditures or future development of underlying properties and their associated costs. For all of the properties that are operated by others, we are dependent on their decision-making with respect to day-to-day operations over which we have little control. The failure of an operator of wells in which we have an interest to adequately perform operations, or an operator’s breach of applicable agreements, could reduce production and revenues we receive from that well. The success and timing of our drilling and development activities on properties operated by others depend upon a number of factors outside of our control, including the timing and amount of capital expenditures, the available expertise and financial resources, the inclusion of other participants and the use of technology. Since we do not own the majority interest in many of the wells we do not operate, we may not be in a position to remove the operator in the event of poor performance.

General Business Risks

We may have difficulty managing growth in our business, which could have a material adverse effect on our business, financial condition and results of operations and our ability to execute our business plan in a timely fashion.

Because of our small size, growth in accordance with our business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources. If we expand our activities, development and production, and increase the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the inability to recruit and retain experienced managers, geoscientists, petroleum engineers, landmen, engineers and employees could have a material adverse effect on our business, financial condition and results of operations and our ability to execute our business plan in a timely fashion.

We may have difficulty managing growth in our business, which could have a material adverse effect on our business, financial condition and results of operations and our ability to execute our business plan in a timely fashion.

Because of our small size, growth in accordance with our business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources. If we expand our activities, development and production, and increase the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the inability to recruit and retain experienced managers, geoscientists, petroleum engineers, landmen, engineers and employees could have a material adverse effect on our business, financial condition and results of operations and our ability to execute our business plan in a timely fashion.

We depend significantly upon the continued involvement of our present management.

We depend to a significant degree upon the involvement of our management, specifically, our Interim Chief Executive Officer, Louis G. Schott, who is in charge of our strategic planning and operations, and our Chief Financial Officer, Robert Schleizer. Our performance and success are dependent to a large extent on the efforts and continued employment of Mr. Schott and Mr. Schleizer. We do not believe that Mr. Schott or Mr. Schleizer could be quickly replaced with personnel of equal experience and capabilities, and their successor(s) may not be as effective. If Mr. Schott, Mr. Schleizer, or any of our other key personnel resign or become unable to continue in their present roles and if they are not adequately replaced, our business operations could be adversely affected.

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

Our operations are regulated extensively at the federal, state and local levels and are subject to interruption or termination by governmental and regulatory authorities based on environmental or other considerations. Moreover, we have incurred and will continue to incur costs in our efforts to comply with the requirements of environmental, safety and other regulations. Further, the regulatory environment in the oil and natural gas industry could change in ways that we cannot predict and that might substantially increase our costs of compliance and, in turn, materially and adversely affect our business, results of operations and financial condition.

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

In the past we have been out of compliance with the NYSE American’s continued listing standards which (a) require a listed company to maintain stockholders’ equity of more than $2-$6 million, depending on the prior years of net losses experienced by the listed company; and (b) require a listed company to maintain an average trading price for its securities which exceeds $0.20 per share, for each 30 day rolling period. While we have cured such prior non-compliance described in (a) above, moving forward, if the Company is again determined to be below compliance with any of the continued listing standards within 12 months of February 15, 2019, the NYSE American will examine the relationship between the two incidents of noncompliance and re-evaluate the Company’s method of financial recovery from the first incident. Thereafter the NYSE Regulation will take appropriate action, which depending on the circumstances, may include truncating the standard compliance procedures or immediately initiating delisting procedures. Separately, in connection with (b) above, the NYSE American previously advised us that our continued listing was predicated on the Company demonstrating sustained price improvement of our common stock on the NYSE American through June 3, 2019; which we demonstrated as of June 3, 2019, provided that, if the Company is again determined to be below compliance within 12 months of June 3, 2019, the NYSE American will examine the relationship between the two incidents of noncompliance and may truncate the time period we are provided for re-compliance.

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

We have authorized capital stock consisting of 250,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of June 25, 2019, we had 46,011,619 shares of common stock outstanding, no shares of Series B Preferred Stock outstanding and 2,305 shares of Series C Preferred Stock outstanding (each as described in greater detail below under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” - “Description of Capital Stock” - “Preferred Stock”). As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, subject to the requirements of the NYSE American (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), which if issued could cause substantial dilution to our then stockholders. Shares of additional preferred stock may also be issued by our Board of Directors without stockholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have super voting rights and/or other rights or preferences which could provide the preferred stockholders with substantial voting control over us subsequent to the date of this filing and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

Stockholders may be diluted significantly through our efforts to obtain financing and/or satisfy obligations through the issuance of additional shares of our common stock.

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock. Subject to certain consent rights of the Investor, our Board of Directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares of common stock (subject to NYSE American rules which limit among other things, the number of shares we can issue without stockholder approval to no more than 20% of our outstanding shares of common stock, subject to certain exceptions). These actions will result in dilution of the ownership interests of existing stockholders, and that dilution may be material.

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

In the event of a decrease in the Company’s stock price during the applicable measuring periods, the conversion rate of the premiums and dividends due on such applicable securities will adjust downward and the Investor will be due additional shares of common stock, which issuances may cause further significant dilution to existing stockholders and the sale of such shares may cause the value of the Company’s common stock to decline in value. Furthermore, it is likely that the sale by the Investor of the shares of common stock which the Investor receives in connection with any conversion, during the applicable measuring period, will cause the value of the Company’s common stock to decline in value and the conversion rate to decrease and will result in the Investor being due additional shares of common stock during the measuring period, which will trigger additional decreases in the value of the Company’s common stock upon further public sales by the Investor. If this were to occur, the Investor would be entitled to receive an increasing number of shares, upon conversion of the remaining securities, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

The issuance of common stock upon conversion of the Series C Preferred Stock will cause immediate and substantial dilution and the sale of such stock will cause significant downward pressure on our stock price.

The issuance of common stock upon conversion of the Series C Preferred Stock will result in immediate and substantial dilution to the interests of other stockholders. Although the Investor may not receive shares of common stock exceeding 9.99% of our outstanding shares of common stock immediately after affecting such conversion, this restriction does not prevent the Investor from receiving shares up to the 9.99% limit, selling those shares, and then receiving the rest of the shares it is due, in one or more tranches, while still staying below the 9.99% limit. If the Investor chooses to do this, it will cause substantial dilution to the then holders of our common stock. Additionally, the continued sale of shares issuable upon successive conversions will likely create significant downward pressure on the price of our common stock as the Investor sells material amounts of our common stock over time and/or in a short period of time. This could place further downward pressure on the price of our common stock and in turn result in the Investor receiving an ever increasing number of additional shares of common stock upon conversion of its securities, and adjustments thereof, which in turn will likely lead to further dilution, reductions in the exercise/conversion price of the Investor’s securities and even more downward pressure on our common stock, which could lead to our common stock becoming devalued or worthless.

The Investor holds an approximately $75 million liquidation preference in the Company.

Each share of Series C Preferred Stock held by the Investor includes a liquidation preference, payable to the Investor upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company, prior to any distribution or payment made to the holders of preferred stock or common stock, by reason of their ownership thereof equal to $10,000 (“Face Value”), plus an amount equal to any accrued but unpaid dividends thereon. Because the dividends currently require that interest be paid on the Face Value of between 24.95% and 34.95% per annum, for the entire seven year term of the Series C Preferred Stock (even if payable sooner than seven years after the issuance date), the total liquidation value required to be paid to the Investor upon a liquidation, dissolution or winding up of the Company is approximately $75 million as of March 31, 2019. As referenced above, this liquidation preference would be payable prior to any amount being distributed the holders of our common stock. Because our net assets total significantly less than $75 million, it is likely that our common stockholders would not receive any amount in the event the Company was liquidated, dissolved or wound up, and that the Investor would instead receive the entire amount of available funds after liquidation.

The Investor effectively has the ability to consent to any material transaction involving the Company.

Due to the restrictions placed on the Company as a result of the Investor’s securities (and the outstanding balances thereof), including the Series C Preferred Stock, including, but not limited to the significant liquidation preference discussed above and the fact that, as long as the Investor holds any shares of Series C Preferred Stock, we agreed that we would not issue or enter into or amend an agreement pursuant to which we may issue any shares of common stock, other than (a) for restricted securities with no registration rights, (b) in connection with a strategic acquisition, (c) in an underwritten public offering, or (d) at a fixed price; or issue or amend any debt or equity securities convertible into, exchangeable or exercisable for, or including the right to receive, shares of common stock (i) at a conversion price, exercise price or exchange rate or other price that is based upon or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of the security or (ii) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock, the Investor has to effectively consent to any material transaction involving the Company. In the event the Investor does not consent to any such transaction, we may be prohibited (either effectively or otherwise) from completing a material transaction in the future, including, but not limited to a combination or acquisition which may be accretive to stockholders. Furthermore, the Investor may condition the approval of a future transaction, which conditions may not be favorable to stockholders.

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

ITEM 2. PROPERTIES.

Areas of Activities

We operate and invest in areas that are known to be productive, with a reasonably established production history, in order to decrease geological and exploratory risk. In 2016, the Company acquired over 13,000 net acres in producing fields located primarily in the Mid-Continent region of Oklahoma including Payne, Lincoln and Logan Counties, along with a small amount of interest in production located in Glasscock County, Texas. The Mid-Continent assets produce from a liquids-rich, gas reservoir known as the Hunton formation. These properties include interests in four different fields, of which one is operated by Camber and the other three are non-operated. In January 2018, the Company acquired 3,000 net acres in Okfuskee, Oklahoma. Our Glasscock County, Texas properties produce oil and gas primarily from the Wolfberry, Cline and Fusselman formations and are all non-operated. In March 2018, the Company acquired 555 net acres, 48 gross non-producing well bores and five saltwater disposal wells in Hutchinson County, Texas. In November of 2017, the Company sold approximately 2,600 net acres in the Permian Basin in Gaines County, Texas. In September 2018, the Company sold to N&B Energy, a substantial portion of its assets, including all of the assets acquired pursuant to the terms of the December 31, 2015 Asset Purchase Agreement and certain other more recent acquisitions, other than the production payment and certain overriding royalty interests.

The following table summarizes our gross and net developed leasehold acreage at March 31, 2019. Developed acreage is the number of acres that are allocated or assignable to producing wells or wells capable of production. The Company holds no undeveloped acreage as of March 31, 2019. Acreage in which our interest is limited to royalty and overriding royalty interests is excluded:

Acreage

	Total		Developed		Undeveloped
	Gross	Net	Gross	Net	Gross	Net
Glasscock and Hutchinson County, Texas	4,138	776	4,138	776	—	—
Total	4,138	776	4,138	776	—	—

We believe we have satisfactory title, in all material respects, to substantially all of our producing properties in accordance with standards generally accepted in the oil and natural gas industry.

 Production, Sales Price and Production Costs

The Company produced oil, natural gas and NGLs from 36 wells in two Texas counties and 68 wells in four Oklahoma counties in the Mid-Continent regions during the year ended March 31, 2019. The number of operated gross wells was 35 wells and the total number of gross wells was 81, with the active producers being 36, as of the date of this report.

The following tables represent our total production, average sales prices and average production costs for the years ended March 31, 2019 and 2018:

	2019	2018
Net Operating Revenues:
Crude Oil	$526,365	$1,198,514
Natural Gas	772,105	2,051,846
NGL	1,443,632	3,609,407
Total Revenues	$2,742,102	$6,859,767

Production sales:
Crude oil (Bbls)	8,846	27,704
Natural gas (Mcf)	321,423	796,384
NGL (Gallons)	2,153,280	6,177,153
Total (barrels oil equivalent or Boe) (1)	113,685	307,510

Average Sales Price:
Crude Oil ($/Bbl)	$59.51	$43.26
Natural Gas ($/Mcf)	2.40	2.58
NGL ($/Gal)	0.67	0.58

Average Production Cost ($/Boe):	$26.42	$16.83

As of March 31, 2019, production from the Hutchinson area and Glasscock fields are the only fields that comprise 15% or more of our total proved reserves as of that date. The production volumes for the years ended March 31, 2019 and 2018 are represented in the table below:

	2019	2018
Hutchinson Area
Crude oil (Bbls)	132	—
Natural gas (Boe)	—	—
NGL (Bbls)	—	—

Glasscock County
Crude oil (Bbls)	5,897	7,530
Natural gas (Boe)	20,241	22.030
NGL (Bbls)	5,387	6,261

Well Summary

The following table presents our ownership in productive crude oil and natural gas wells at March 31, 2019. The gross number represents the number of wells in which we have a working interest. The net number is the sum of our net revenue interest in each well.

	Gross	Net
Hutchinson and Glasscock Counties, Texas:	36	5.37
Total	36	5.37

Drilling Activity

In the years ended March 31, 2019 and 2018, we had no gross or net wells that were in the process of being drilled nor did we have any delivery commitments.

At March 31, 2019, we had no gross or net wells that were in the process of being drilled nor did we have any delivery commitments.

Oil and Natural Gas Reserves

Reserve Information. For estimates of Camber’s net proved producing reserves of crude oil and natural gas, as well as discussion of Camber’s proved and probable undeveloped reserves, see “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”. At March 31, 2019, Camber’s total estimated proved reserves were 203,406 Boe of which 124,520 Bbls were crude oil reserves, 44,100 Bbls were NGL reserves and 208,710 Mcfs were natural gas reserves.

Internal Controls. Stephen R. Keene, a consultant, is the technical person primarily responsible for overseeing the preparation of the reserves estimates, which means that he was primarily responsible for the input parameters of our internal reserves estimation process (which are based upon the best available production, engineering and geologic data) and provided a technical review of the veracity of the annual audit of our year end reserves by our independent third party engineers.

Mr. Keene has over 39 years’ experience in oil and gas and has performed oil and gas consulting, supervision and design and analysis services for various entities in the states of Colorado, Texas, New Mexico, Wyoming, Utah and Oklahoma. Mr. Keene graduated from Texas Tech University with a Bachelor’s of Science Degree in Petroleum Engineering in 1976. Mr. Keene has experience with leasing large ranches, assembling small lot tracts, leasing corporate mineral interests, drafting lease terms, managing land teams, negotiating on and offsite drilling locations, pipeline easements, review of title documents, farmout and participation agreements, Texas Rail Road Commission filings, gas contracts and JIB agreements. He also has experience with vertical and horizontal drilling supervision, well design, AFE cost estimations, well log analysis, and control, logistics, urban noise abatement and equipment routing.

The preparation of our reserve estimates is in accordance with our prescribed procedures that include verification of input data into a reserve forecasting and economic software, as well as management review. Our reserve analysis includes, but is not limited to, the following:

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

Qualifications of Third Party Engineers. For the years ended March 31, 2019 and 2018, respectively, the technical person responsible for the audit of our reserve estimates at Graves & Co. Consulting LLC was Allen C. Barron, who meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Graves & CO. Consulting LLC is an independent firm and does not own an interest in our properties and is not employed on a contingent fee basis. Reserve estimates are imprecise and subjective, and may change at any time as additional information becomes available. Furthermore, estimates of oil and gas reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. A copy of the report issued by Graves & Co. Consulting LLC is filed with this report as Exhibit 99.1.

For more information regarding our oil and gas reserves, please refer to “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”.

Office Lease

In August 2017, the Company ceased its use of its prior office space at 450 Gears Road, Houston, Harris County, Texas 77067 and moved its headquarters to San Antonio, Texas. The Company was committed to the remaining lease payments for the Houston office space for approximately $346,000 assuming an early termination of the lease on July 31, 2019. The Company recorded monthly rent expense associated with the Houston lease through August 2017. In accordance with the accounting guidance in ASC 420-10-25-13 regarding exit or disposal cost obligations, as of August 2017, the Company recorded rent expense, within general and administrative expense, and accrued a liability of $302,289, which represents the fair value of costs that will continue to be incurred during the remaining term of the Houston lease without economic benefit to the Company. As of March 31, 2019 and March 31, 2018, the carrying amount of the liability of $0 and $302,289, respectively, is included in Current Liabilities in the consolidated balance sheets. In addition, the Company wrote-off $189,533 of mostly fully depreciated property and equipment that was not re-located to the San Antonio headquarters, resulting in a loss of $3,368 which was recognized as a loss during the fiscal year ended March 31, 2018. In October 2018, the Company entered into a settlement with its prior landlord to pay $100,000 and $10,000 per month for each of the next 20 months. In the event that an aggregate of $150,000 is paid by April 15, 2019, in addition to the $100,000 payment made in October 2018, the remaining payments would be forgiven and waived. The Company made the payments prior to March 31, 2019, resulting in no remaining unpaid amounts at March 31, 2019. See also “Note 8 – Commitments and Contingencies – Legal Proceedings – MidFirst”.

Effective October 1, 2017, the Company entered into an agreement to sublease space on a month to month basis in San Antonio, Texas at 4040 Broadway, Suite 425 from RAD2 Minerals, Ltd., an entity owned and controlled by Mr. Azar, the Company’s former Interim Chief Executive Officer. Monthly rent for October through December 2017 was $5,000 per month, increasing to $7,500 per month effective January 2018. The lease agreement was terminated effective June 30, 2018. The Company agreed under a verbal contract to lease the same space on a month-to-month basis for $2,500 per month beginning effective July 1, 2018.

Effective August 1, 2018, the Company terminated its month-to-month lease with RAD2, and entered into a month-to-month lease at 1415 Louisiana, Suite 3500 Houston, Texas 77002. The entity providing use of the space without charge is affiliated with the Company’s Chief Financial Officer.

ITEM 3. LEGAL PROCEEDINGS

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

MidFirst

In October 2018, the Company entered into a confidential settlement agreement with MidFirst Bank, its prior landlord, and settled all claims relating to the Company’s prior office space lease.

Maranatha Oil Matter

In November 2015, Randy L. Robinson, d/b/a Maranatha Oil Co. sued the Company in Gonzales County, Texas (Cause No. 26160). The plaintiff alleged that it assigned oil and gas leases to the Company in April 2010, retaining a 4% overriding royalty interest and 50% working interest and that the Company failed to pay such overriding royalty interest or royalty interest. The interests relate to certain oil and gas properties which the Company subsequently sold to Nordic Oil USA in April 2013. The petition alleges causes of actions for breach of contract, failure to pay royalties, non-payment of working interest, fraud, fraud in the inducement of contract, money had and received, constructive trust, violation of theft liability act, continuing tort and fraudulent concealment. The suit seeks approximately $100,000 in amounts alleged owed, plus pre-and post-judgment interest. The Company has filed a denial to the claims and intends to vehemently defend itself against the allegations.

Rubenstein Matter

On September 28, 2017, Aaron Rubenstein, a purported stockholder of the Company’s common stock, filed a lawsuit against the Company (as nominal defendant) and Richard N. Azar II, it’s then Chief Executive Officer and director (who has since resigned from both positions), RAD2 Management, LLC, RAD2 Minerals, Ltd. and Segundo Resources, LLC, each an entity owned and controlled by Mr. Azar, in the United States District Court, Western District of Texas (Case No. 5:17-cv-962-FB).  The suit sought the recovery (for the benefit of the Company) of alleged short-swing profits from Mr. Azar and his related entities under Section 16(b) of the Exchange Act relating to various transactions involving Series B Preferred Stock of the Company in November 2016 and January 2017. Mr. Azar denied the existence of any short-swing profits and filed a denial with the court. The Company also filed a denial with the court. Subsequently, the parties mediated the dispute in October 2018, and agreed to a confidential settlement of the plaintiffs’ claims in December 2018, which resulted in the dismissal of the claims.

Petroglobe Energy Holdings, LLC and Signal Drilling, LLC

In March 2019, Petroglobe Energy Holdings, LLC and Signal Drilling, LLC sued the Company in the 316th Judicial District of Hutchinson County, Texas (Cause No. 43781). The plaintiffs alleged causes of action relating to negligent misrepresentation; fraud and willful misconduct; gross negligence; statutory fraud; breach of contract; and specific performance, in connection with a purchase and sale agreement entered into between the parties in March 2018, relating to the purchase by plaintiffs of certain oil and gas assets from the Company, and a related joint venture agreement. The lawsuit seeks in excess of $600,000 in damages, as well as pre- and post-judgment interest, court costs and attorneys’ fees, and punitive and exemplary damages. The Company denies the plaintiffs’ claims and intends to vehemently defend itself against the allegations and file counter claims against the plaintiffs.

Apache Corporation

In December 2018, Apache Corporation (“Apache”) sued the Company, Sezar Energy, L.P., and Texokcan Energy Management Inc., in the 129th Judicial District Court of Harris County, Texas (Cause 2018-89515). Apache alleged causes of action for Breach of Contract, Money Had & Received and Conversion, relating to amounts Apache alleged it was owed under a joint operating agreement. Apache is seeking $586,438 in actual damages, exemplary damages, pre- and post-judgment interest, court costs and other amounts which it may be entitled. The Company has filed a general denial to the claims and asserted the affirmative defense of failure to mitigate. The parties are currently moving towards discovery. The Company denies Apache’s claims and intends to vehemently defend itself against the allegations.

N&B Energy

On June 12, 2019, N&B Energy filed a petition in the District Court for the 285th Judicial District of Bexar County, Texas (Case #2019CI11816). Pursuant to the petition, N&B Energy raises claims for breach of contract, unjust enrichment, money had and received and disgorgement, in connection with $706,000 which it alleges it is owed under the Sale Agreement for true ups and post-closing adjustments associated therewith. The petition seeks amounts owed, pre- and post-judgment interest and attorney’s fees. The Company denies N&B Energy’s claims, believes it is owed approximately $400,000 related to the Sale Agreement and intends to vehemently defend itself against the allegations and claims and seek counterclaims.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the NYSE American under the symbol CEI.

Holders

As of June 25, 2019, there were approximately 158 record holders of our common stock, not including holders who hold their shares in street name.

Description of Capital Stock

The total number of shares of all classes of stock that we have authority to issue is 260,000,000, consisting of 250,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of June 25, 2019, we had (i) 46,011,619 shares of common stock outstanding, (ii) 2,000 designated shares of Series A Convertible Preferred Stock, none of which were outstanding, (iii) 600,000 designated shares of Series B Redeemable Convertible Preferred Stock, none of which were outstanding, and (iv) 5,000 designated shares of Series C Preferred Stock, 2,305 of which were outstanding.

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

The presence of the persons entitled to vote 33% of the outstanding voting shares on a matter before the stockholders shall constitute the quorum necessary for the consideration of the matter at a stockholders meeting.

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

Each share of Series B Preferred Stock is convertible, at the option of the holder, into that number of fully-paid, nonassessable shares of common stock determined by dividing the Original Issue Price for the Series B Preferred ($25.00, as may be adjusted for recapitalizations) by the Conversion Price ($2,187.50, as may be adjusted for recapitalizations). Each share of Series B Preferred Stock automatically converts into shares of common stock under certain conditions set forth in the certificate of designations for the Series B Preferred Stock.

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

As of the filing date, no Series B Preferred Stock is outstanding.

Series C Redeemable Convertible Preferred Stock

Holders of the Series C Preferred Stock are entitled to cumulative dividends in the amount of 24.95% per annum (adjustable up to 34.95% if a trigger event, as described in the designation of the Series C Preferred Stock occurs), payable upon redemption, conversion, or maturity, and when, as and if declared by our Board of Directors in its discretion, provided that upon any redemption, conversion, or maturity, seven years of dividends are due and payable on such redeemed, converted or matured stock. The Series C Preferred Stock ranks senior to the common stock and pari passu with respect to our Series B Preferred Stock. The Series C Preferred Stock has no right to vote on any matters, questions or proceedings of the Company including, without limitation, the election of directors except: (a) during a period where a dividend (or part of a dividend) is in arrears; (b) on a proposal to reduce the Company’s share capital; (c) on a resolution to approve the terms of a buy-back agreement; (d) on a proposal to wind up the Company; (e) on a proposal for the disposal of all or substantially all of the Company’s property, business and undertakings; and (f) during the winding-up of the Company.

The Series C Preferred Stock may be converted into shares of common stock (“Conversion Shares”) at any time at the option of the holder, or at our option if certain equity conditions (as defined in the certificate of designation for the Series C Preferred Stock), are met. Upon conversion, we will pay the holders of the Series C Preferred Stock being converted an amount, in cash or stock at our sole discretion, equal to the dividends that such shares would have otherwise earned if they had been held through the maturity date (i.e., seven years), and issue to the holders such number of shares of Common stock equal to $10,000 per share of Series C Preferred Stock (the “Face Value”) multiplied by the number of such shares of Series C Preferred Stock divided by the applicable Conversion Price $3.25 per share.

The conversion premium under the Series C Preferred Stock is payable and the dividend rate under the Series C Preferred Stock is adjustable. Specifically, the conversion rate of such premiums and dividends equals 95% of the average of the lowest 5 individual daily volume weighted average prices during the Measuring Period, not to exceed 100% of the lowest sales prices on the last day of the Measuring Period, less $0.05 per share of common stock, unless a trigger event has occurred, in which case the conversion rate equals 85% of the lowest daily volume weighted average price during the Measuring Period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such the Measuring Period, less $0.10 per share. Notwithstanding the above, in no event will the value of the common stock pursuant to the foregoing be below the par value per share of the common stock ($0.001). The “Measuring Period” is the period beginning, if no trigger event has occurred, 30 trading days, and if a trigger event has occurred, 60 trading days, before the applicable notice has been provided regarding the exercise or conversion of the applicable security, and ending, if no trigger event has occurred, 30 trading days, and if a trigger event has occurred, 60 trading days, after the applicable number of shares stated in the initial exercise/conversion notice have actually been received into the Investor’s designated brokerage account in electronic form and fully cleared for trading. Trigger events are described in the designation of the Series C Preferred Stock, but include items which would typically be events of default under a debt security, including filing of reports late with the SEC.

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

The Series C Preferred Stock is subject to a beneficial ownership limitation, which prevents any holder of the Series C Preferred Stock from converting such Series C Preferred Stock into common stock, if upon such conversion, the holder would beneficially own greater than 9.99% of our outstanding common stock.

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the year ended March 31, 2019 and from the period from April 1, 2019 to the filing date of this report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as set forth below:

As of June 25, 2019, the Investor had converted 537 shares of Series C Preferred Stock into 4,767,950 shares of common stock (when including true ups). Additionally, the 1,674 remaining unconverted shares of Series C Preferred Stock sold pursuant to the terms of the October 2017 Purchase Agreement, the 369 shares of Series C Preferred Stock sold pursuant to the October 2018 Purchase Agreement and the 262 shares of Series C Preferred Stock sold pursuant to the November 2018 Purchase Agreement, can convert, pursuant to their terms, and including conversion premiums thereon, into approximately 1.6 billion shares of common stock, subject to further adjustments pursuant to the terms of the Series C Preferred Stock, including true ups thereon, based on conversion prices of $0.025, which conversion price may actually be significantly less than such estimate and which shares due may be significantly greater, as of the date of this filing.

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

As of March 31, 2019, the 44,000 outstanding shares of Series B Preferred Stock had accrued $16,500 and $16,500 in dividends, respectively. The Company paid the dividends by way of the issuance of an aggregate of 8 shares of its common stock to the preferred stockholder pursuant to the terms of the designation (which provides that the Shares shall be based on a value of $2,187.50 per share). The beneficial owner of the Series B Preferred Stock is Alan Dreeben, the Company’s former director. Effective on June 17, 2019, Mr. Dreeben converted the 44,000 shares of Series B Preferred Stock into 503 shares of common stock pursuant to a settlement agreement where the Company paid Mr. Dreeben $25,000 in consideration for agreeing to make such conversion.

As the issuance of the common stock in satisfaction of the dividends will not involve a “sale” of securities under Section 2(a)(3) of the Securities Act, we believe that no registration of such securities, or exemption from registration for such securities, is required under the Securities Act.

During the year ended March 31, 2019, the Investor converted 404 shares of the Series C Preferred stock with a face value of $4,040,000 into a total of approximately 4.8 million shares of common stock issued (including shares issued for true-ups).

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

On April 6, 2016, the Company entered into a Securities Purchase Agreement with the Investor, pursuant to which the Company issued a redeemable convertible subordinated debenture, with a face value of $530,000, initially convertible into shares of common stock at a conversion price equal to $2,031.25 per share. The debenture matures in seven years and accrues interest at a rate of 6.0% per annum. Due to the prior decline in the price of our common stock and that a trigger event occurred on June 30, 2016 as a result of the delay in filing our Annual Report on Form 10-K for the year ended March 31, 2016, the premium rate on the debenture increased from 6% to 34% and the conversion discount became 85% of the lowest daily volume weighted average price during the measuring period (60 days prior to and 60 days after the last date that the Investor receives the last of the shares due), less $62.50 per share of common stock not to exceed 85% of the lowest sales price on the last day of such period less $62.50 per share.

On August 23, 2017, the Investor converted $35,000 of the principal amount of the Debenture into an aggregate of 2,808 shares of common stock, which included 17 shares for conversion of principal and 2,791 shares for premiums.

On April 20, 2018, the Investor was issued 5,679 shares of common stock as a result of true-ups in connection with the August 23, 2017 conversion of the Debenture.

On October 31, 2018, the Investor converted the entire $495,000 of principal owed under the terms of a convertible debenture, into an aggregate of 801,507 shares of common stock, including 6,092 shares of common stock issuable upon conversion of the principal amount thereof (at a conversion price of $81.25 per share), and 795,414 shares in connection with conversion premiums due thereon (at an initial conversion price, as calculated as provided in such debenture, of $1.53 per share). A total of 100,000 of such shares were issued to the Investor in connection with the initial conversion and the remaining shares were held in abeyance subject to the Investor’s 9.99% ownership limitation, to be issued from time to time, at the request of the Investor. Subsequent to the October 31, 2018 conversion date, the Investor was due an additional 47,645,285 shares of common stock in connection with true ups associated with the original issuance, as a result of the conversion price of the conversion premiums falling to $0.025 per share pursuant to the terms of the convertible debenture. Through March 31, 2019, a total of 11,761,418 of the conversion shares had been issued and the remainder of the shares were held in abeyance subject to the Investor’s 9.99% ownership limitation, to be issued from time to time, at the request of the Investor.

From the date of the October 31, 2018 conversion of the debenture through June 24, 2019, the Investor has been issued approximately 40.1 million shares of common stock as true-ups on shares issued upon conversion of the debenture. As of June 25, 2019, the Investor was still due 8,226,853 shares in connection with true ups on the conversion of the Debenture, which shares are being held in abeyance until such time, as ever, as such shares can be issued to the Investor without the Investor exceeding the 4.99% ownership limitation set forth in the Debenture.

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

Our fiscal year ends on the last day of March of the calendar year. We refer to the years ended March 31, 2019 and 2018 as our 2019 and 2018 fiscal years, respectively.

Financing

A summary of our financing transactions, funding agreements and other material funding transactions can be found under “Part I. Financial Information – Item 1. Financial Statements – Note 2 – Liquidity and Going Concern Considerations”, “Note 6 – Note Payables and Debenture”, “Note 11 – Stockholders’ Equity (Deficit)” and “Note 16 – Subsequent Events”, above.

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

For the year ended March 31, 2019, the Company produced oil, natural gas and NGLs at an average of approximately 311 Boepd from wells in two Texas counties and four Oklahoma counties in the Mid-Continent region. The Company operates 35 gross wells as of the date of this filing. The total number of gross wells is 81, with the active producers being 36. The ratio between the gross and net production differs due to varied working interests and net revenue interests in each well. As we develop our properties, we may see the opportunity to increase our natural gas and natural gas liquids production.

Reserves

Camber’s estimated total net proved and probable reserves as of March 31, 2019 were 168,620 Bbls of crude oil and NGL combined and 208,710 Mcf of natural gas which translates to an equivalent of 203,406 Boe. The total net proved reserves are 168,620 Bbls of crude oil and NGL combined and 208,710 Mcf of natural gas which translates to an equivalent of 203,406 Boe and the total net probable reserves are 0 Bbls of crude oil and NGL combined and 0 Mcf of natural gas. These reserves are based on the Oil and Gas Benchmark Prices to Estimate Year-End Petroleum Reserves and Values Using U.S. Securities and Exchange Commission Guidelines from the Modernization of Oil and Gas Reporting and on the quantities of oil, natural gas and NGLs, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the rights to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Reserves and economic evaluation of all of our properties are prepared on a well-by-well basis. The accuracy of the reserve estimates is a function of the quality and quantity of available data; interpretation of that data; accuracy of various mandated economic assumptions; and judgement of the independent reserve engineer.

Using the average monthly crude oil price of $63.12 per Bbl and natural gas price of $3.10 per Mcf for the twelve months ended March 31, 2019, our estimated discounted future net cash flow (“PV-10”) before tax expenses for our total proved reserves was approximately $2.08 million. Total reserve value at March 31, 2019 represents a decrease of approximately $5.39 million or 72% from a year earlier using the same SEC pricing and reserves methodology. The decrease is primarily due to the September 2018 closing and natural declines in the production of our oil and gas properties. Oil, natural gas and NGL prices are market driven and have been historically volatile, and we expect that future prices will continue to fluctuate due to supply and demand factors, seasonality, and geopolitical and economic factors, and such volatility can have a significant impact on our estimates of proved reserves and the related PV-10 value.

The reserves as of March 31, 2019 were determined in accordance with standard industry practices and SEC regulations by the licensed independent petroleum engineering firm of Graves & Co. Consulting LLC. Oil, natural gas and NGL reserve estimates require significant judgments in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may change substantially over time as a result of numerous factors including, but not limited to, additional development activity, production history, projected future production, economic assumptions relating to commodity prices, operating expenses, severance and other taxes, capital expenditures and remediation costs and these estimates are inherently uncertain. If estimates of proved reserves decline, our depreciation, depletion and amortization (“DD&A”) rate will increase, resulting in a decrease in net income. A decline in estimates of proved reserves could also cause us to perform an impairment analysis to determine if the carrying amount of oil and natural gas properties exceeds fair value and could result in an impairment charge, which would reduce earnings. Although these hydrocarbon quantities have been determined in accordance with industry standards, they are prepared using the subjective judgments of the independent engineers, and may actually be more or less.

Oil and Gas Revenue

During the year ended March 31, 2019, our net crude oil sales volumes decreased to 8,846 Bbls from 27,704 Bbls, a 68% decrease over the previous fiscal year. The production decrease is primarily related to the effects of the September 2018 closing.

Major Expenditures

The table below sets out the major components of our operating and corporate expenditures for the years ended March 31, 2019 and 2018:

	2019	2018
Additions to Oil and Gas Properties (Capitalized)
Acquisitions Using Cash	$—	$460,000
Other Capitalized Costs (a)	2,095,991	1,581,655

Total Additions (Deductions) to Oil and Gas Properties	2,095,991	2,041,655
Lease Operating Expenditures (Expensed)	2,870,908	4,874,724
Severance and Property Taxes (Expensed)	132,993	300,314
	$5,099,892	$7,216,693

General and Administrative Expense (Cash-based)	$4,809,135	$5,979,586
Share-Based Compensation (Non-Cash)	343,631	1,194,243
Total General and Administrative Expense	$5,152,766	$7,173,829

(a)	Other capitalized costs include title related expenses and tangible and intangible drilling costs.

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

Results of Operations

The following discussion and analysis of the results of operations for each of the two fiscal years in the period ended March 31, 2019 should be read in conjunction with the consolidated financial statements of Camber Energy, Inc. and notes thereto (see “Item 8. Financial Statements and Supplementary Data”).

We reported net income for the year ended March 31, 2019 of $16.6 million, or $2.22 per share. For the year ended March 31, 2018, we reported a net loss of $24.8 million, or ($287.86) per share. The decrease in net loss was primarily due to the gain on the sale that closed in September 2018.

Net Operating Revenues

The following table sets forth the revenue and production data for the years ended March 31, 2019 and 2018.

				%
	2019	2018	Increase (Decrease)	Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	8,846	27,704	(18,858)	(68%)
Natural Gas (Mcf)	321,423	796,384	(474,961)	(60%)
NGL (Gallons)	2,153,280	6,177,153	(4,023,873)	(65%)
Total (Boe)	113,685	307,510	(193,825)	(63%)

Crude Oil (Bbls per day)	24	76	(52)	(68%)
Natural Gas (Mcf per day)	881	2,182	(1,301)	(60%)
NGL (Gallons per day)	5,899	16,924	(11,025)	(65%)
Total (Boe per day)	311	842	(531)	(63%)

Average Sale Price:
Crude Oil ($/Bbl)	$59.51	$43.26	$16.25	38%
Natural Gas($/Mcf)	2.40	2.58	(0.18)	(7%)
NGL ($/Gallon)	0.67	0.58	0.09	16%

Net Operating Revenues:
Crude Oil	$526,365	$1,198,514	$(672,149)	(56%)
Natural Gas	772,105	2,051,846	(1,279,741)	(62%)
NGL	1,443,632	3,609,407	(2,165,775)	(60%)
Total Revenues	$2,742,102	$6,859,767	$(4,117,665)	(60%)

Total crude oil and natural gas revenues for the year ended March 31, 2019 decreased $4.1 million, or 60%, to approximately $2.7 million, compared to $6.9 million for the same period a year ago due primarily to the sale that closed in September 2018.

Operating and Other Expenses

The following table sets forth operating   and other expenses for the years ended March 31, 2019 and 2018:

				%
	2019	2018	Increase (Decrease)	Increase (Decrease)
Direct lease operating expense	$1,942,922	$4,601,156	$(2,658,234)	(58%)
Workovers expense	224,827	273,568	(48,741)	(18%)
Other	703,159	—	703,159	100%
Total Lease Operating Expenses	2,870,908	4,874,724	(2,003,816)	(41%)
Severance and Property Taxes	132,993	300,314	(167,321)	(56%)
Depreciation, Depletion, Amortization and Accretion	478,770	1,480,535	(1,001,765)	(68%)

Impairment of Oil and Gas Properties	1,304,785	8,137,987	(6,833,202)	(84%)
(Gain) Loss on Sale of Property and Equipment	(25,808,246)	3,559,083	(29,367,329)	(825%)
General and Administrative (Cash-based)	4,809,135	5,979,586	(1,170,451)	20%
Share-Based Compensation (Non-Cash)	343,631	1,194,243	(850,612)	71%
Total General and Administrative Expense	$5,152,766	$7,173,829	$(2,021,063)	28%
Interest Expense	$2,438,097	$6,018,829	$(3,580,732)	(59%)
Other (Income) Expense, Net	$(474,124)	$86,054	$(560,178)	(651%)

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

In total, the overall lease operating expenses decreased $2.0 million or 41% for the current period, compared to the prior year’s period due primarily to the sale of a significant amount of our assets which closed in September 2018 as described above under “Part I” – “Item 1. Business” - “Recent Events” - “N&B Energy Asset Disposition Agreement” and “Assumption Agreement”.

Depreciation, Depletion, Amortization and Accretion (“DD&A”). DD&A related to proved oil and gas properties is calculated using the unit-of-production method. Under full cost accounting, the amortization base is comprised of the total capitalized costs and total future investment costs associated with all proved reserves.

DD&A decreased for the current year as compared to the prior year period by $1.0 million or 68% primarily related to the decrease in total depreciable assets due to the September 2018 sale.

Costs of oil and natural gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $4.17 and $5.74 per barrel of oil equivalent for the years ended March 31, 2019 and 2018, respectively.

Impairment of Oil and Gas Properties. During the year ended March 31, 2019, the Company recorded impairments totaling $1.3 million related to unproved properties due to expirations of leaseholds. During the year ended March 31, 2018, the Company recorded impairments totaling $8.1 million primarily related to unproved properties due to expirations of leaseholds.

Gain/(Loss) on Sale of Property and Equipment. During the year ended March 31, 2019, the Company recorded a gain on sale of property and equipment of $25.8. During the year ended March 31, 2018, the Company recorded a loss on sale of property and equipment of ($3.6) million. The 825% change was due to the sale of a significant amount of our assets which closed in September 2018 as described above under “Part I” – “Item 1. Business” - “Recent Events” - “N&B Energy Asset Disposition Agreement” and “Assumption Agreement”.

General and Administrative Expenses (“G&A”) (excluding share-based compensation). G&A expenses for the current period decreased by approximately $1.2 million or 20% primarily due to a reduction in professional fees from our financing transactions and the sale of a significant amount of our assets which closed in September 2018 as described above under “Part I” – “Item 1. Business” - “Recent Events” - “N&B Energy Asset Disposition Agreement” and “Assumption Agreement”

Share-Based Compensation. Share-based compensation, which is included in General and Administrative expenses in the Statements of Operations decreased approximately $0.9 million or 71% for the year ended March 31, 2019, compared to the prior year primarily due to the reduction in shares granted to consultants as compensation for services performed for the Company. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Expense. Interest expense for the year ended March 31, 2019 decreased by $3.6 million or 59% when compared to the prior year primarily due to the approximate $2.1 million of default interest related to certain prior indebtedness which was outstanding during the year ended March 31, 2018, which was in default, and later satisfied through the foreclosure of certain of our assets, and the assignment of the IBC Bank loan in connection with the sale of a significant amount of our assets which closed in September 2018 as described above under “Part I” – “Item 1. Business” - “Recent Events” - “N&B Energy Asset Disposition Agreement” and “Assumption Agreement”.

Other Expense. Other expense for the year ended March 31, 2019 decreased by approximately $0.4 million when compared to the prior period primarily due, in part, to interest earned on overnight investments and more favorable settlements of disputed accounts payable claims.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our primary sources of cash for the year ended March 31, 2019 were from funds generated from the sale of preferred stock, the sale of natural gas and crude oil production and funds raised through the sale of Series C Preferred Stock. The primary uses of cash were funds used in operations. As of March 31, 2019, the Company had net working capital of approximately $6.1 million, which management believes is sufficient to fund operating costs and planned capital expenditures for the twelve months following the issuance of these financial statements. In the event the Lineal transaction does not occur, management intends to use a portion of its working capital to facilitate other targeted acquisitions and mergers. If additional financing is required to consummate transactions, management intends to seek additional equity and debt financing, as needed.

Plan of Operations

After the divestiture of our Oklahoma and South Texas properties during fiscal 2018 and 2019, as discussed in further detail herein, we initiated discussions with several potential acquisition and merger candidates to diversify our operations. In May 2019, we entered into a non-binding letter of intent to acquire Lineal Star Holdings, LLC., a specialty construction and oil and gas services enterprise providing services to the energy industry. Under the terms of the transaction, the Company anticipates paying amounts for transaction costs, working capital to fund startup operations in Lineal’s Houston operation and to retire short term debt of Lineal. In addition, under the proposed terms of the transaction, the Company anticipates designating a portion of the Company’s cash on hand for targeted acquisitions to complement Lineal’s operations.

The Lineal transaction, which is an all-stock transaction, is subject to customary closing conditions, confirmation of final transaction documents and transaction terms, including confirmation of structuring the transaction to be on a tax free basis, and other conditions, including, but not limited to final documents with our Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”) holder amending the Series C Preferred Stock to alter the conversion rights thereof, and obtaining the requisite NYSE American approval of the transaction terms and agreements, which conditions may not be satisfied in a timely manner, if at all. The transaction contemplates the issuance of a new series of convertible preferred stock which will be convertible into 67-70% of our fully diluted common stock after stockholder approval, as required under the applicable NYSE American rules and requirements. Upon receipt of shareholder approval, it is contemplated that the shareholders of Lineal will have voting control of the Company.

Whether or not the Lineal transaction closes, the Company intends to pursue additional acquisitions in the energy services industry sector to diversity operations.

Working Capital

At March 31, 2019, the Company's total current assets of $8.2 million exceeded its total current liabilities of approximately $2.1 million, resulting in working capital of $6.1 million, while at March 31, 2018, the Company's total current liabilities of $40.0 million exceeded its total current assets of $1.7 million, resulting in a working capital deficit of $38.3 million. The $44.4 million increase in working capital is primarily related to the settlement of the debt related to the sale closing in September 2018.

Cash Flows

	Year Ended March 31,
	2019	2018
Cash flows used in operating activities	$(5,773,428)	$(5,766,104)
Cash flows used in investing activities	(2,237,000)	(123,112)
Cash flows provided by financing activities	15,000,000	4,288,606
Net increase (decrease) in cash	$6,989,572	$(1,600,610)

 Net cash used in operating activities was $5.8 million for the year ended March 31, 2019, compared to $5.8 million for the same period a year ago. For the year ended March 31, 2019, net cash used in operating activities mainly due to the cash expended for operating expenses in excess of revenues and the payments of accounts payable and accrued expenses.

Net cash used in investing activities was $2.2 million for the year ended March 31, 2019, compared to net cash used in investing activities of $0.1 million for the same period a year ago. The decrease in net cash used in investing activities of $2.1 million was primarily due to a decline in proceeds from the sale of oil and gas properties for the year ended March 31, 2019, compared to the year ended March 31, 2018.

Net cash provided by financing activities was $15.0 million for the year ended March 31, 2019, and $4.3 million for the year ended March 31, 2018. The $10.7 million increase in net cash provided by financing activities was due to the increase in proceeds from the sale of Series C Preferred Stock to the Investor.

Off-Balance Sheet Arrangements

Camber does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships. As of March 31, 2019, we did not have any off-balance sheet arrangements.

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

Revenue Recognition

The Company’s revenue is comprised entirely of revenue from exploration and production activities. The Company’s oil is sold primarily to marketers, gatherers, and refiners. Natural gas is sold primarily to interstate and intrastate natural-gas pipelines, direct end-users, industrial users, local distribution companies, and natural-gas marketers. NGLs are sold primarily to direct end-users, refiners, and marketers. Payment is generally received from the customer in the month following delivery.

Contracts with customers have varying terms, including month-to-month contracts, and contracts with a finite term. The Company recognizes sales revenues for oil, natural gas, and NGLs based on the amount of each product sold to a customer when control transfers to the customer. Generally, control transfers at the time of delivery to the customer at a pipeline interconnect, the tailgate of a processing facility, or as a tanker lifting is completed. Revenue is measured based on the contract price, which may be index-based or fixed, and may include adjustments for market differentials and downstream costs incurred by the customer, including gathering, transportation, and fuel costs.

Revenues are recognized for the sale of the Company’s net share of production volumes. Sales on behalf of other working interest owners and royalty interest owners are not recognized as revenues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements as of and for the fiscal year ended March 31, 2019 have been audited by Marcum LLP, independent registered public accounting firm. Our consolidated financial statements as of and for the fiscal year ended March 31, 2018 have been audited by GBH CPAs, PC, independent registered public accounting firm, and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Camber Energy, Inc.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Camber Energy, Inc. (the “Company”) as of March 31, 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company's auditor since 2015.

Houston, Texas
July 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Camber Energy, Inc.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Camber Energy, Inc. (the “Company”) as of March 31, 2018, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GBH CPAs, PC

We served as the Company’s auditor from 2015 to 2018.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
July 2, 2018

CAMBER ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

As of March 31,	2019	2018
ASSETS
Current Assets
Cash	$7,778,723	$760,317
Restricted Cash	—	28,834
Accounts Receivable, Net of Allowance	129,037	646,891
Inventories	—	—
Other Current Assets	263,205	228,733
Total Current Assets	8,170,965	1,664,775

Property and Equipment
Oil and Gas Properties - Subject to Amortization	50,528,953	61,082,526
Oil and Gas Properties - Not Subject to Amortization	28,016,989	28,016,989
Other Property and Equipment	1,570	1,570
Total Property and Equipment	78,547,512	89,101,085
Accumulated Depletion, Depreciation, Amortization and Impairment	(78,334,324)	(76,555,506)
Total Property and Equipment, Net	213,188	12,545,579
Other Assets	198,519	57,510
Total Assets	$8,582,672	$14,267,864
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$1,521,329	$2,972,261
Common Stock Payable	303,340	200,000
Accrued Expenses	276,133	1,140,730
Current Income Taxes Payable	3,000	—
Current Portion of Long-Term Notes Payable, Net of Discount	—	35,691,567
Total Current Liabilities	2,103,802	40,004,558
Long-term Notes Payable, Net of Discount	—	247,403
Asset Retirement Obligation	303,809	979,159
Derivative Liability	5	5
Total Liabilities	2,407,616	41,231,125

Commitments and Contingencies (see Note 8)

Stockholders’ Equity (Deficit)
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par Value, -0- Shares issued and Outstanding	—	—
Preferred Stock Series B, 600,000 Shares Authorized of $0.001 Par Value, 44,000 and 408,508 Shares issued and Outstanding, respectively, Liquidation Preference of $1,100,000	44	409
Preferred Stock Series C, 5,000 Shares Authorized of $0.001 Par Value, 2,305 and 1,132 Shares issued and Outstanding, respectively, Liquidation Preference of $23,050,000	2	1
Common Stock, 250,000,000 Shares Authorized of $0.001 Par Value, 16,802,587 and 230,359 Shares Issued and Outstanding, respectively	16,803	230
Additional Paid-in Capital	152,234,833	141,429,811
Stock Dividends Distributable	8,141,843	2,467,910
Accumulated Deficit	(154,218,469)	(170,861,622)
Total Stockholders’ Equity (Deficit)	6,175,056	(26,963,261)
Total Liabilities and Stockholders’ Equity (Deficit)	$8,582,672	$14,267,864

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended March 31,	2019	2018
Net Operating Revenues
Crude Oil	$526,365	$1,198,514
Natural Gas	772,105	2,051,846
Natural Gas Liquids	1,443,632	3,609,407
Total	2,742,102	6,859,767

Operating Expenses
Lease Operating Expenses	2,870,908	4,874,724
Severance and Property Taxes	132,993	300,314
Depreciation, Depletion, Amortization and Accretion	478,770	1,480,535
Impairment of Oil and Gas Properties	1,304,785	8,137,987
(Gain) Loss on Sale of Property and Equipment	(25,808,246)	3,559,083
General and Administrative	5,152,766	7,173,829
Total	(15,868,024)	25,526,472

Operating Income (Loss)	18,610,126	(18,666,705)

Other Expense (Income)
Interest Expense	2,438,097	6,018,829
Other Expense (Income), Net	(474,124)	86,054
Total Other Expense	1,963,973	6,104,883

Income (Loss) Before Income Taxes	16,646,153	(24,771,588)
Income Tax Benefit (Expense)	(3,000)	—
Net Income (Loss)	$16,643,153	$(24,771,588)

Net Income (Loss) Per Common Share
Basic	$2.22	$(287.86)
Diluted	$0.21	$(287.86)

Weighted Average Number of Common Shares Outstanding
Basic	4,938,259	92,753
Diluted	52,256,732	92,753

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the Years Ended March 31, 2019 and 2018

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Stock		Total
	Number		Number		Number		Number		Paid-In	Divided	Accumulated	Stockholders'
	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Capital	Distributable	Deficit	(Deficit) Equity
Balances, March 31, 2017	—	$—	552,000	$552	404	$1	43,385	$43	$134,921,809	$598,650	$(146,090,034)	$(10,568,979)
Common Shares issued for:
Conversion of Series B Preferred Stock	—	—	(143,492)	(143)	—	—	1,640	2	141	—	—	—
Conversion of Series C Preferred Stock	—	—	—	—	(10)	—	16,390	16	(16)	—	—	—
Stock Dividends	—	—	—	—	—	—	305	—	58,824	(58,824)	—	—
Share-Based Compensation	—	—	—	—	—	—	9,004	9	1,017.805	—	—	1,017,814
Warrants Abeyance	—	—	—	—	—	—	156,380	156	(156)	—	—	—
Conversion of Debenture	—	—	—	—	—	—	2,808	3	34,997	—	—	35,000
Lender Shares	—	—	—	—	—	—	80	—	35,900	—	—	35,900
Issuance of Series C Preferred Stock	—	—	—	—	738	—	—	—	7,000,000	—	—	7,000,000
Rounding Adjustment for Split	—	—	—	—	—	—	367	1	(1)	—	—	—
Warrants - Vantage	—	—	—	—	—	—	—	—	288,592	—	—	288,592
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	(1,928,084)	1,928,084	—	—
Net Loss	—	—	—	—	—	—	—	—	—	—	(24,771,588)	(24,771,588)
Balances, March 31, 2018	—	—	408,508	409	1,132	1	230,359	230	141,429,811	2,467,910	(170,861,622)	(26,963,261)

Common Shares issued for:
Conversion of Series B Preferred Stock	—	—	(364,508)	(365)	—	—	3,543	4	361	—	—	—
Conversion of Series C Preferred Stock	—	—	—	—	(404)	—	4,741,986	4,742	(4,742)	—	—	—
Rounding Adjustment for Split	—	—	—	—	—	—	29,035	30	(30)	—	—	—
Payment of Series B Dividend	—	—	—	—	—	—	231	—	2,782	(2,782)	—	—
Share-Based Compensation	—	—	—	—	—	—	—	—	343,631	—	—	343,631
Warrants - Abeyance	—	—	—	—	—	—	12,336	12	(12)	—	—	—
Conversion of Debenture	—	—	—	—	—	—	11,767,097	11,767	905,336	—	—	917,103
Issuance of Common Shares for Consulting	—	—	—	—	—	—	18,000	18	234,412	—	—	234,430
Issuance of Series C Preferred Shares	—	—	—	—	1,577	1	—	—	14,999,999	—	—	15,000,000
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	(5,676,715)	5,676,715	—	—
Net Income	—	—	—	—	—	—	—	—	—	—	16,643,153	16,643,153
Balances, March 31, 2019	—	$—	44,000	$44	2,305	$2	16,802,587	$16,803	$152,234,833	$8,141,843	$(154,218,469)	$6,175,056

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended March 31,	2019	2018
Cash Flows from Operating Activities
Net Income (Loss)	$16,643,153	$(24,771,588)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation, Depletion, Amortization and Accretion	478,770	1,480,535
Impairment of Oil and Gas Properties	1,304,785	8,137,987
Share-Based Compensation	343,631	1,194,243
Amortization of Discount on Notes	1,499,647	1,124,396
Bad Debt Expense	190,365	258,594
Change in Fair Value of Derivative Liability	—	(21,657)
(Gain) Loss on Sale of Property and Equipment	(25,808,246)	3,559,083
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	327,489	312,766
Other Current Assets	(34,472)	(108,738)
Accounts Payable and Accrued Expenses	(718,550)	3,068,275
Net Cash Used in Operating Activities	(5,773,428)	(5,766,104)
Investing Cash Flows
Cash paid for Oil and Gas Property Development Costs	(2,095,991)	(2,046,057)
Proceeds from Sale of Oil and Gas Properties	—	1,825,587
Proceeds from Sale of Other Property and Equipment	—	10,069
Cash (Paid for) Proceeds from Deposits	(141,009)	88,859
Cash Paid for Other Property and Equipment	—	(1,570)
Net Cash Used in Investing Activities	(2,237,000)	(123,112)
Financing Cash Flows
Principal Repayments on Long-Term Notes Payable	—	(2,861,394)
Proceeds from Issuance of Series C Preferred Stock and Warrants	15,000,000	7,000,000
Proceeds from Borrowings on Notes Payable	—	150,000
Net Cash Provided by Financing Activities	15,000,000	4,288,606
Increase (Decrease) in Cash	6,989,572	(1,600,610)
Cash and Restricted Cash at Beginning of the Year	789,151	2,389,761
Cash and Restricted Cash at End of the Year	$7,778,723	$789,151

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS OF THE COMPANY

Camber Energy, Inc. (“Camber” or the “Company”) is an independent oil and gas company engaged in the development and acquisition of onshore properties in Texas. Subsequent to the sale of its assets in Oklahoma to N&B Energy, LLC (“N&B Energy”) effective August 1, 2018 (see further discussion in “Note 2 – Liquidation and Going Concern Considerations”), Camber retained its assets in Glasscock County and operates in Hutchinson County, Texas. Additionally, as part of the sale of its assets to N&B Energy, the Company also retained a 12.5% production payment (effective until a total of $2.5 million has been received); a 3% overriding royalty interest in its existing Okfuskee County, Oklahoma asset; and an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignments of Overriding Royalty Interests.

Effective August 1, 2018, the Company relocated its corporate headquarters from San Antonio, Texas to Houston, Texas.

On March 1, 2018, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect a 1-for-25 reverse stock split of all outstanding common stock shares of the Company (the “Amendment”). The reverse stock split was effective on March 5, 2018. The effect of the reverse stock split was to combine each 25 shares of outstanding common stock into one new share, with no change in authorized shares or par value per share, and to reduce the number of common stock shares outstanding from approximately 103.5 million shares to approximately 4.1 million shares (prior to rounding). Proportional adjustments were made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans. The reverse stock split did not affect any stockholder’s ownership percentage of the Company’s common stock, except to the limited extent that the reverse stock split resulted in any stockholder owning a fractional share. Fractional shares of common stock were rounded up to the nearest whole share based on each holder’s aggregate ownership of the Company. All issued and outstanding shares of common stock, conversion terms of preferred stock, options and warrants to purchase common stock and per share amounts contained in the financial statements, in accordance with SAB TOPIC 4C, have been retroactively adjusted to reflect the reverse split for all periods presented.

On December 20, 2018, the Company filed a Certificate of Change with the Secretary of State of Nevada to effect another 1-for-25 reverse stock split of the Company’s (a) authorized shares of common stock (from 500,000,000 shares to 20,000,000 shares); and (b) issued and outstanding shares of common stock. The reverse stock split was effective on December 24, 2018. The effect of the reverse stock split was to combine each 25 shares of outstanding common stock into one new share, with a proportionate 1-for-25 reduction in the Company’s authorized shares of common stock, but no change in the par value per share of the common stock. Proportional adjustments were made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock (subject to the terms thereof), warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans. Fractional shares of common stock were rounded up to the nearest whole share based on each holder’s aggregate ownership of the Company. All issued and outstanding shares of common stock, conversion terms of preferred stock (subject to the terms thereof), options and warrants to purchase common stock and per share amounts contained in the financial statements, have been retroactively adjusted to reflect the reverse split for all periods presented.

Effective on April 10, 2019, the Company filed, with the Secretary of State of Nevada, a Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of the Company’s authorized shares of common stock, $0.001 per value per share, from 20,000,000 shares to 250,000,000 shares. The amendment was previously approved by the Company’s stockholders at the 2019 annual meeting of stockholders held on February 19, 2019, as reported in the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2019.

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At March 31, 2019, the Company’s total current assets of $8.2 million exceeded its total current liabilities of approximately $2.1 million, resulting in working capital of $6.1 million, while at March 31, 2018, the Company’s total current liabilities of $40.0 million exceeded its total current assets of $1.7 million, resulting in a working capital deficit of $38.3 million. The $44.4 million increase in the working capital is primarily related to the settlement of the debt related to the sale closing in September 2018.

Management believes that with the elimination of its outstanding debt and the funds raised through equity transactions during the current fiscal year, the Company has sufficient capital to fund operating costs and planned capital expenditures on existing wells through the end of June 2020. In May 2019, the Company entered into a non-binding LOI to acquire Lineal Star Holdings, LLC (“Lineal”), a specialty construction and oil and gas services enterprise providing services to the energy industry. In the event the Lineal transaction does not occur, management intends to use a portion of its working capital to facilitate other targeted acquisitions and mergers. If additional financing is required to consummate transactions, management intends to seek additional equity and debt financing, as needed, of which no financing arrangements are currently in place.

As discussed in “Note 6 – Notes Payable and Debenture”, the Company borrowed $40 million from IBC effective August 25, 2016. The proceeds of the loan were used to repay and refinance approximately $30.6 million of indebtedness owed by certain of the Sellers to IBC as part of the closing of the Acquisition. As of March 31, 2018, the Company was not in compliance with certain covenants of the loan agreement, including requiring the Company to maintain a net worth of $30 million, the Company is in default of the terms of the loan, and the balance of the loan due to IBC of $36.9 million (less unamortized debt issuance costs of approximately $1.3 million), was recognized as a short-term liability on the Company’s balance sheet as of March 31, 2018. The Company also recognized approximately $39,000 in accrued interest as of March 31, 2018 related to this note. In conjunction with the “Assumption Agreement”, the Company reduced its liabilities by $37.9 million, including all of the outstanding amounts due to IBC, and its assets by approximately $12.1 million, and currently has no secured debt outstanding.

During the years ended March 31, 2019 and 2018, the Company sold 1,577 and 738 shares of Series C Preferred Stock pursuant to the terms of an October 2017 Stock Purchase Agreement, October 2018 Stock Purchase Agreement and November 2018 Stock Purchase Agreement, for total consideration of $15 million and $7 million, respectively.

In September 2017, a note holder of the Company foreclosed on the assets of CATI Operating, LLC (“CATI”), the Company’s then wholly-owned subsidiary, which assets secured the note. On October 3, 2017, the trustee of those assets, for the benefit of the lender, sold these assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness. In December 2017, the remaining indebtedness owed was released by the note holder (approximately $5.8 million in principal and interest). Additionally, the remaining leasehold and ownership of CATI was assigned to Arkose Lease Partners, LLC, a third party (“Arkose”), in November 1, 2017, in exchange for Arkose’s assumption of all plugging and abandonment liabilities of CATI of approximately $1.8 million.

Effective January 31, 2017, the Company borrowed $1,000,000 from one of the Company’s then directors. As additional consideration for the director agreeing to make the loan, we issued the director 64 shares of restricted common stock. On November 9, 2017, the Company repaid the director the full amount due on the short-term promissory note of $1,050,000.

On March 9, 2017, the Company borrowed $250,000 from a non-related individual pursuant to a short-term promissory note. As additional consideration for agreeing to make the loan, the Company agreed to issue the lender 16 restricted shares of common stock. On November 9, 2017, the Company paid the non-related individual the full amount due on the short-term promissory note of $263,158.

On August 2, 2017, and effective June 13, 2017, the Company entered into an agreement with Vantage  Fund, LLC (“Vantage” and the “Vantage Agreement”), pursuant to which Vantage agreed to provide up to $6 million of funding to the Company, in the sole discretion of Vantage. On July 17, 2017, Vantage provided $120,000 to the Company under the agreement and on July 20, 2017, Vantage provided $30,000 to the Company under the agreement. On November 9, 2017, the Company paid Vantage the full amount due to Vantage.

N&B Energy Asset Disposition Agreement

On July 12, 2018, the Company entered into an Asset Purchase Agreement (as amended by the First Amendment to the Sale Agreement dated August 3, 2018 and the Second Amendment to Sale Agreement dated September 24, 2018, the “Sale Agreement”), as seller, with N&B Energy, LLC as purchaser, which entity is affiliated with Richard N. Azar II, the Company’s former Chief Executive Officer and former director (“N&B Energy”), and Donnie B. Seay, the Company’s former director. Pursuant to the Sale Agreement, the Company agreed to sell to N&B Energy a substantial portion of its assets, including all of the assets acquired pursuant to the terms of the December 31, 2015 Asset Purchase Agreement and certain other more recent acquisitions, other than the production payment and overriding royalty interests discussed below (the “Disposed Assets”). In consideration for the Disposed Assets, N&B Energy agreed to pay the Company $100 in cash to assume the Company’s liabilities and contractual obligations in connection with the Disposed Assets (including lease and bonus payments), to assume all of the Company’s obligations and debt owed under its outstanding loan agreement with IBC Bank, which had a then outstanding principal balance of approximately $36.9 million and the other parties agreed to enter into the Segundo Settlement as described in “Note 8 – Commitments and Contingencies”.

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

Pursuant to the Assumption Agreement, N&B Energy agreed to assume all of the Company’s liabilities and obligations owed to IBC Bank and IBC Bank approved the transactions contemplated by the Sale Agreement and the assumption by N&B Energy of all of the amounts and liabilities which the Company owed to IBC Bank (the “IBC Obligations”). Finally, pursuant to the Assumption Agreement, IBC Bank released and forever discharged the Company and CE Operating and each of their current and former officers, directors, and stockholders, from all covenants, agreements, obligations, claims and demands of any kind, whether in law or at equity, which IBC Bank then had, arising out of or related to the amounts which the Company owed to IBC Bank under the Note, Loan Agreement or mortgages and/or under such documents or agreements, and further agreed to release the lien which IBC Bank then held on certain of the Company’s properties located in west Texas.

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

As a result of the Assumption Agreement and the Sale Agreement, the Company reduced its liabilities by $37 .9 million and its assets by approximately $12.1 million.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements of Camber Energy include the accounts of its wholly-owned subsidiaries, CATI Operating, LLC, a Texas limited liability company, which was wholly-owned (“CATI”) until it was divested on November 9, 2017, CEI Operating LLC, a Texas limited liability company, which was wholly-owned until it was divested on November 1, 2017, Camber Permian LLC, a Texas limited liability company, which is wholly-owned, Camber Permian II LLC, a Texas limited liability company, until it was divested on November 9, 2017, CE Operating, LLC, an Oklahoma limited liability company, which is wholly-owned, and C E Energy LLC, a Texas limited liability company which is wholly-owned.

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

Camber’s financial statements are based on a number of significant estimates, including oil and natural gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and natural gas properties, and timing and costs associated with its asset retirement obligations, as well as those related to the fair value of stock options, stock warrants and stock issued for services. While the Company believes that its estimates and assumptions used in preparation of the financial statements are appropriate, actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. At March 31, 2019 and 2018, the Company’s cash in excess of the federally insured limit were $7,463,944 and $490,460, respectively. Historically, the Company has not experienced any losses in such accounts. The Company had no cash equivalents at March 31, 2019 or 2018, respectively.

Accounts Receivable

Accounts receivable consist of uncollateralized oil and natural gas revenues due under normal trade terms. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. At March 31, 2019 and 2018, the Company’s allowance for doubtful accounts was $190,365 and $1,038,015, respectively.

Concentration of Credit Risk

The Company generally sells a significant portion of its oil and gas production to a relatively small number of customers. For the year ended March 31, 2019, the Company’s consolidated revenues were from the sale of oil, gas and natural gas liquids under marketing contracts primarily with Superior Pipeline Company, Scissortail Energy, LLC and Apache Corporation. The Company is not dependent upon any one purchaser and has alternative purchasers available at competitive market prices if there is disruption in services or other events that cause the Company to search for other ways to sell the Company’s production.

During the year ended March 31, 2019, three customers accounted for 84% of total revenues. During the year ended March 31, 2018, two customers accounted for 72% of the Company’s total revenues. The Company does not believe the loss of any customer will have a material effect on the Company because alternative customers are readily available.

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

During the year ended March 31, 2019, the Company recorded impairments totaling $1.3 million that were primarily related to unproved properties due to expirations of leaseholds. During the year ended March 31, 2018, the Company recorded impairments totaling $8.1 million, which were primarily related to unproved properties due to expirations of leaseholds.

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

Camber has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2019 and 2018. The Company’s policy is to classify assessments, if any, for tax related interest expense and penalties as interest expense.

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

As of March 31, 2019, the significant inputs to the Company’s derivative liability calculation were Level 3 inputs.

Share-Based Compensation

Camber measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Revenue and Cost Recognition

The Company’s revenue is comprised entirely of revenue from exploration and production activities. The Company’s oil is sold primarily to marketers, gatherers, and refiners. Natural gas is sold primarily to interstate and intrastate natural-gas pipelines, direct end-users, industrial users, local distribution companies, and natural-gas marketers. NGLs are sold primarily to direct end-users, refiners, and marketers. Payment is generally received from the customer in the month following delivery.

Contracts with customers have varying terms, including month-to-month contracts, and contracts with a finite term. The Company recognizes sales revenues for oil, natural gas, and NGLs based on the amount of each product sold to a customer when control transfers to the customer. Generally, control transfers at the time of delivery to the customer at a pipeline interconnect, the tailgate of a processing facility, or as a tanker lifting is completed. Revenue is measured based on the contract price, which may be index-based or fixed, and may include adjustments for market differentials and downstream costs incurred by the customer, including gathering, transportation, and fuel costs.

Revenues are recognized for the sale of the Company’s net share of production volumes. Sales on behalf of other working interest owners and royalty interest owners are not recognized as revenues.

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

 In November 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending the presentation of restricted cash within the consolidated statements of cash flows. The new guidance requires that restricted cash be added to cash and cash equivalents on the consolidated statements of cash flows. The Company adopted this ASU on April 1, 2018 on a retrospective basis with the following impacts to the Company’s consolidated statements of cash flows for the year ended March 31, 2018:

	Previously Reported	Adjustment	As Revised
Net cash provided by financing activities	$5,944,299	$(1,655,693)	$4,288,606

As of March 31, 2019 and 2018, respectively, the Company had restricted cash of $0 and $26,834 related to the loan agreement with IBC bank.

Following is a summary of cash and cash equivalents and restricted cash:

	March 31, 2019	March 31, 2018
Cash	$7,778,723	$760,317
Restricted cash – current	—	28,834
Cash, cash equivalents and restricted cash	$7,778,723	$789,151

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement,” which changes the disclosure requirements for fair value measurements by removing, adding, and modifying certain disclosures. ASU 2018-13 is effective for financial statements issued for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this ASU on its related disclosures and does not expect it to have a material impact on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Target Improvements”. The amendments in this update also clarify which Topic (Topic 842 or Topic 606) applies for the combined component. Specifically, if the non-lease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with Topic 606. Otherwise, the entity should account for the combined component as an operating lease in accordance with Topic 842. An entity that elects the lessor practical expedient also should provide certain disclosures. The Company is currently evaluating the adoption of this guidance and does not expect that this guidance will have a material impact on its consolidated financial statements. The Company has not adopted this standard and will do so when specified by the FASB.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. The amendments in this update affect narrow aspects of the guidance issued in the amendments in update 2016-02 as described in the table below. The amendments in this update related to transition do not include amendments from proposed Accounting Standards Update, Leases (Topic 842): Targeted Improvements, specific to a new and optional transition method to adopt the new lease requirements in Update 2016-02. That additional transition method will be issued as part of a forthcoming and separate update that will result in additional amendments to transition paragraphs included in this Update to conform with the additional transition method. The Company is currently evaluating the adoption of this guidance and does not expect that this guidance will have a material impact on its consolidated financial statements. The Company has not adopted this Standard and will do so when specified by the FASB.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Oil and Natural Gas Properties

All of Camber’s oil and natural gas properties are located in the United States. Costs being amortized at March 31, 2019 and 2018 are as follows:

	At March 31,
	2019	2018
Oil and gas properties subject to amortization	$50,352,306	$60,760,056
Oil and gas properties not subject to amortization	28,016,989	28,016,989
Capitalized asset retirement costs	176,649	322,470
Total oil & natural gas properties	78,545,944	89,099,515
Accumulated depreciation, depletion, and impairment	(78,333,628)	(76,555,320)
Net Capitalized Costs	$212,316	$12,544,195

Impairments

During the year ended March 31, 2019, the Company recorded impairments totaling $1.3 million that were primarily related to unproved properties due to expirations of leaseholds. During the year ended March 31, 2018, the Company recorded impairments totaling $8.1 million that were primarily related to unproved properties due to expirations of leaseholds.

Additions and Depletion

During the years ended March 31, 2019 and 2018, the Company incurred costs of approximately, $2.1 million and $2.0 million, respectively, for technical and other capital enhancements to extend the lives of the Company’s wells. Additionally, the Company recorded approximately $0.5 million and $1.5 million for depletion for the years ended March 31, 2019 and 2018, respectively.

Disposition of Oil and Natural Gas Properties

On August 2, 2017, the Company entered into an agreement with Vantage pursuant to which Vantage agreed to provide up to $6 million of funding to the Company. On June 12, 2017, the Company received the initial tranche of $400,000 in consideration for the assignment, by the Company, of its interest in the undeveloped Arrowhead oil and gas property, with a book value of $114,500 and warrants to purchase 2,560 shares of the Company's common stock (see further discussion of these warrants in Note 10). The Company recorded a gain of $1,195 as a result of this assignment that was recorded in loss on sale of property and equipment for the year ended March 31, 2018.

In September 2017, a note holder of the Company foreclosed on the assets of CATI, which assets secured the note. On October 3, 2017, the trustee of those assets, for the benefit of the lender, sold these assets in public auction foreclosure sales which took place in Gonzales County and Karnes County, Texas. The proceeds from the foreclosure sales of approximately $3.5 million were applied against the outstanding indebtedness. In December 2017, the remaining indebtedness owed was released by the note holder (approximately $5.8 million in principal and interest). Additionally, the remaining leasehold and ownership of CATI was assigned to Arkose in November 2017, in exchange for Arkose’s assumption of all plugging and abandonment liabilities of CATI of approximately $1.8 million. The Company recorded an approximate loss on sale of property of approximately $4.1 million in conjunction with the settlement of the approximate $9.4 million of debt and accrued interest and the removal of approximately $1.3 million of remaining ARO. See Note 6 “Notes Payable and Debenture” for further details. Effective November 1, 2017, the Company and NFP Energy LLC (“NFP”) its joint venture partner, sold its 90% ownership position in oil and gas properties totaling approximately 2,452 acres in Gaines County, Texas, to Fortuna Resources Permian (“Fortuna”), for $1,000 per acre or an aggregate of $2,206,718 payable to the Company. The transaction resulted in a $727,732 gain, which is included in Loss on Sale of Property and Equipment on the statement of operations for the year ended March 31, 2018.

On July 12, 2018, the Company entered into an Asset Purchase Agreement (as amended by the First Amendment to the Sale Agreement dated August 3, 2018 and the Second Amendment to Sale Agreement dated September 24, 2018, the “Sale Agreement”), as seller, with N&B Energy as purchaser, which entity is affiliated with Richard N. Azar II, the Company’s former Chief Executive Officer and former director, and Donnie B. Seay, the Company’s former director. Pursuant to the Sale Agreement, the Company agreed to sell to N&B Energy a substantial portion of its assets, including all of the assets acquired pursuant to the terms of the December 31, 2015 Asset Purchase Agreement and certain other more recent acquisitions, other than the production payment and overriding royalty interests discussed below (the “Disposed Assets”). In consideration for the Disposed Assets, N&B Energy agreed to pay the Company $100 in cash, to assume all of the Company’s obligations and debt owed under its outstanding loan agreement with IBC Bank, which had a then outstanding principal balance of approximately $36.9 million and the other parties agreed to enter into the Segundo Settlement as described in “Note 8 – Commitments and Contingencies”. The transaction closed in September 2018.

Acquisition of Oil and Natural Gas Properties

On August 25, 2016, the Company completed the Acquisition and acquired working interests in producing properties and undeveloped acreage from the Sellers (see “Note 2 – Liquidity and Going Concern Considerations”). The assets acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region.

As consideration for the Acquisition of the acquired assets, the Company assumed approximately $30.6 million of commercial bank debt, issued 20,816 shares of common stock to certain of the Sellers valued at the grant date fair value, issued 552,000 shares of Series B Preferred Stock to one of the Sellers and its affiliate (see “Note 11 – Stockholders’ Equity (Deficit)”) valued at the grant date fair value, and paid $4,975,000 in cash to certain of the Sellers. The effective date of the Acquisition was April 1, 2016.

In January 2018, the Company acquired approximately 3,000 leasehold acres in Okfuskee County, Oklahoma, including two producing wells and 7 non-producing well bores, in consideration for cash paid of $210,000. The acquisition included three salt water disposal wells, to support existing and potential future hydrocarbon production.

In March 2018, the Company completed an acquisition of working interest in certain leases, wells and equipment located in the Texas panhandle, for a purchase price of $250,000, payable in three tranches. A payment of $85,000 was due at closing; $85,000 was due thirty days after closing and $80,000 was due sixty days after closing these remaining payments have been accrued as of March 31, 2018 and are included in accrued expenses on the balance sheet. Camber earned 25% of the working interest at the closing and earned an additional 25% of the working interest at each of the two subsequent closings. The seller retained a 25% carried working interest in the assets. The acquisition includes interests in 48 gross non-producing well bores, 5 saltwater disposal wells and the required infrastructure and equipment necessary to support future hydrocarbon production, as well as approximately 555 net leasehold acres in Hutchinson County, Texas.

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

Office Lease

In August 2017, the Company ceased its use of its prior office space in Houston, Texas, and moved its headquarters to San Antonio, Texas. The Company was committed to the remaining lease payments for the Houston lease for approximately $346,000 after vacating the property. The Company recorded monthly rent expense through its occupancy date and, in accordance with the accounting guidance in ASC 420-10-25-13 regarding exit or disposal cost obligations, as of August 2017, the Company recorded rent expense, within general and administrative expense, and accrued a liability of $302,289, which represents the fair value of costs that will continue to be incurred during the remaining term of the Houston lease without economic benefit to the Company. As of March 31, 2019 and March 31, 2018, the carrying amount of the liability of $0 and $302,289, respectively, is included in Current Liabilities in the consolidated balance sheets. In addition, the Company wrote-off $189,533 of abandoned property and equipment, recognizing a loss of $3,368 during the fiscal year ended March 31, 2018. In October 2018, the Company entered into a settlement with its prior landlord to pay $100,000 plus $10,000 per month for each of the next 20 months. In the event that an aggregate of $150,000 is paid by April 15, 2019, in addition to the $100,000 payment made in October 2018, the remaining $50,000 of payments would be forgiven and waived. The Company made the payments prior to March 31, 2019, resulting in no remaining unpaid amounts at March 31, 2019. See also “Note 8 – Commitments and Contingencies – Legal Proceedings – MidFirst”.

Effective October 1, 2017, the Company entered into an agreement to sublease space on a month-to-month basis in San Antonio, Texas from RAD2 Minerals, Ltd., an entity owned and controlled by Mr. Azar, the Company’s former Interim Chief Executive Officer and former Director. Monthly rent through December 2017 was $5,000 per month, increasing to $7,500 per month effective January 2018. The lease agreement was terminated effective June 30, 2018. The Company agreed under a verbal contract to lease the same space on a month-to-month basis for $2,500 per month beginning effective July 1, 2018, which was terminated July 31, 2018.

Effective August 1, 2018 entered into a month-to-month lease at 1415 Louisiana, Suite 3500 Houston, Texas 77002. The entity providing use of the space without charge is affiliated with the Company’s Chief Financial Officer.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the future retirement of oil and natural gas properties for the years ended March 31, 2019 and 2018:

	2019	2018
Carrying amount at beginning of year	$979,159	$2,045,847
Acquisition of oil and gas properties	—	437,071
Accretion	4,725	92,620
Dispositions	(699,536)	(1,328,260)
Revisions of previous estimates	19,461	(268,119)
Carrying amount at end of year	$303,809	$979,159

NOTE 6 – NOTES PAYABLE AND DEBENTURE

The Company’s notes payable and debenture consisted of the following:

	March 31, 2019	March 31, 2018
Debenture	$—	495,000
Note Payable - IBC	—	36,943,617
	—	37,438,617
Unamortized debt discount	—	(1,499,647)
Total Notes Payable and Debenture	—	35,938,970
Less current portion	—	(35,691,567)
Long-term portion	$—	$247,403

Rogers Loan and Promissory Note

Letter Loan Agreement

At March 31, 2017, the Company had $6,883,697 due under a letter loan agreement, which amount was settled in December 2017 as discussed above under Note 2 “Liquidity and Going Concern Considerations.”

Dreeben Note

Effective January 31, 2017, the Company borrowed $1,000,000 from Alan Dreeben, then one of the Company’s directors. As additional consideration for Mr. Dreeben agreeing to make the loan, the Company issued Mr. Dreeben 64 shares of restricted common stock. On November 9, 2017, the Company repaid Mr. Dreeben the full amount due on the short-term promissory note of $1,050,000.

Non-Related Individual Note

On March 9, 2017, the Company borrowed $250,000 from a non-related individual pursuant to a short-term promissory note. As additional consideration for agreeing to make the loan, the Company agreed to issue the lender 16 restricted shares of common stock. On November 9, 2017, the Company paid the non-related individual the full amount due on the short-term promissory note of $263,158.

Debenture

On August 23, 2017, the Investor converted $35,000 of the principal amount of a convertible Debenture with a face value of $530,000, into an aggregate of 2,808 shares of common stock, which included 17 shares for conversion of principal (at $2,031.25 per share) and 2,791 shares for premiums and on April 20, 2018, the Investor was issued 5,679 shares of common stock as a result of true-ups in connection with the August 23, 2017 conversion of the Debenture.

As of March 31, 2018, the convertible subordinated debenture, with a face value of $495,000 and a balance of $247,403, respectively (net of unamortized discount $247,597, respectively), which was recognized as a short-term liability on the Company’s balance sheet at March 31, 2018. The Company had accrued interest of $388,183 related to the obligation outstanding at March 31, 2018.

On October 31, 2018, the Investor converted the entire $495,000 of principal and accrued interest of $422,103 owed under the terms of the debenture, into an aggregate of 801,507 shares of common stock, including 6,092 shares of common stock issuable upon conversion of the principal amount thereof (at a conversion price of $81.25 per share), and 795,414 shares in connection with conversion premiums due thereon (at an initial conversion price, as calculated as provided in such debenture, of $1.53 per share). A total of 100,000 of such shares were issued to the Investor in connection with the initial conversion and the remaining shares were held in abeyance subject to the Investor’s 9.99% ownership limitation, to be issued from time to time, at the request of the Investor. Subsequent to the October 31, 2018 conversion date, the Investor was due an additional 47,645,285 shares of common stock in connection with true ups associated with the original issuance, as a result of the conversion price of the conversion premiums falling to $0.025 per share pursuant to the terms of the convertible debenture. Through March 31, 2019, a total of 11,761,418 of the conversion shares had been issued and the remainder of the shares were held in abeyance subject to the Investor’s 9.99% ownership limitation, to be issued from time to time, at the request of the Investor.

Loan Agreement with International Bank of Commerce (“IBC”)

 As of March 31, 2018, the Company was not in compliance with certain covenants of its $40 million loan agreement with IBC. Since the Company was in default of the terms of the loan, the balance of the loan due to IBC of $36.9 million (less unamortized debt issuance costs of approximately $1.3 million), was recognized as a short-term liability on the Company’s balance sheet as of March 31, 2018. The Company also recognized approximately $39,000 in accrued interest as of March 31, 2018 related to this note.

On September 26, 2018, the Company entered into an Assumption Agreement (the “Assumption Agreement”) with IBC; CE Operating, LLC, the Company’s wholly-owned subsidiary (“CE Operating”), which became a party to the Sale Agreement pursuant to the second amendment thereto; N&B Energy, which entity is affiliated with Richard N. Azar, II, the Company’s former Chief Executive Officer and former director (“Azar”), and Donnie B. Seay, the Company’s former director (“Seay”); Azar; RAD2 Minerals, Ltd., an entity owned and controlled by Azar (“RAD2”); Seay; and DBS Investments, Ltd., an entity owned and controlled by Seay.

Pursuant to the Assumption Agreement, N&B Energy agreed to assume all of the Company’s liabilities and obligations owed to IBC Bank and IBC Bank approved the transactions contemplated by the Sale Agreement and the assumption by N&B Energy of all of the amounts and liabilities which the Company owed to IBC Bank (the “IBC Obligations”). Finally, pursuant to the Assumption Agreement, IBC Bank released and forever discharged the Company and CE Operating and each of their current and former officers, directors, and stockholders, from all covenants, agreements, obligations, claims and demands of any kind, whether in law or at equity, which IBC Bank then had, arising out of or related to the amounts which the Company owed to IBC Bank under the Note, Loan Agreement or mortgages and/or under such documents or agreements, and further agreed to release the lien which IBC Bank then held on certain of the Company’s properties located in west Texas.

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

Activities for derivative warrant instruments during the years ended March 31, 2019 and 2018 were as follows:

Fair Value
Balance, March 31, 2017	$21,662
Change in fair value	(21,657)
Balance, March 31, 2018	5
Change in fair value	—
Balance, March 31, 2019	$5

The fair value of the derivative warrants was calculated using the Black-Scholes pricing model. Variables used in the Black-Scholes pricing model as of March 31, 2019 include (1) discount rate of 2.2%, (2) expected term of 0.1 year, (3) expected volatility of 253.77%, and (4) zero expected dividends. Variables used in the Black-Scholes pricing model as of March 31, 2018 include (1) discount rate of 2.09, (2) expected term of 1 year, (3) expected volatility of 145.70%, and (4) zero expected dividends.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Office Lease. Information regarding the Company’s office space is disclosed in greater detail above under Note 4 “Property and Equipment” – “Office Lease”, above.

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

Rubenstein Matter

On September 28, 2017, Aaron Rubenstein, a purported stockholder of the Company’s common stock, filed a lawsuit against the Company (as nominal defendant) and Richard N. Azar II, it’s then Chief Executive Officer and director (who has since resigned from both positions), RAD2 Management, LLC, RAD2 Minerals, Ltd. and Segundo Resources, LLC, each an entity owned and controlled by Mr. Azar, in the United States District Court, Western District of Texas (Case No. 5:17-cv-962-FB).  The suit seeks the recovery (for the benefit of the Company) of alleged short-swing profits from Mr. Azar and his related entities under Section 16(b) of the Exchange Act relating to various transactions involving Series B Preferred Stock of the Company in November 2016 and January 2017. Mr. Azar denies the existence of any short-swing profits and filed a denial with the court. The Company also filed a denial with the court. Subsequently, the parties mediated the dispute in October 2018, and agreed to a confidential settlement of the plaintiff’s claims in December 2018, which resulted in the dismissal of the claims.

Petroflow Matter

In October 2017, the Company agreed to pay directly and reimburse entities owned in part by Alan Dreeben, a former director of the Company, for legal fees and settlement payments expended in connection with the defense of Petroflow Energy Corporation v. Sezar Energy, L.P. and Brittany Energy, LLC, Case No. 16-CV-700-TCK;TLW, In the United States District Court – N.D. OK. The Company was the beneficiary through the release of interest in disputed lease interests from Petroflow to the Company that provides the Company with complete control over those properties to renew expired leases and to have 100% of the drilling rights related to those properties. Sezar Energy and Brittany Energy have assigned any interests they may have had in conjunction with litigation in exchange for the Company making the agreed settlement payments of $475,000 plus direct payments and reimbursement of the legal costs paid on behalf of the defendants by Mr. Dreeben. Total legal fees expended by such entities totaled $392,043, and the Company reimbursed such fees by issuing Mr. Dreeben 3,137 shares of common stock with a value of $0.20 per share in November 2017. In addition, the Company directly paid legal fees and settlement payments totaling $567,633. The total expense related to the Petroflow matter of $959,676 is included in General and Administrative expense on the statement of operations for the year ended March 31, 2018.

Segundo Settlement Agreement

Also on July 12, 2018, the Company entered into a Compromise Settlement Agreement and Mutual Release with Segundo (the “Segundo Settlement”). Pursuant to the agreement, Segundo surrendered 25 shares of common stock valued at $1,906.25 per share as of the effective date of the closing of the Acquisition, and released the Company from any and all claims which Segundo previously alleged were owed under the terms of the December 31, 2015 Asset Purchase Agreement. The Company and Segundo also provided each other full releases in connection with the December 31, 2015 Asset Purchase Agreement and Segundo agreed to indemnify the Company and hold it harmless against any claims made by the other sellers under the December 31, 2015 Asset Purchase Agreement.

Petroglobe Energy Holdings, LLC and Signal Drilling, LLC

In March 2019, Petroglobe Energy Holdings, LLC and Signal Drilling, LLC sued the Company in the 316th Judicial District of Hutchinson County, Texas (Cause No. 43781). The plaintiffs alleged causes of action relating to negligent misrepresentation; fraud and willful misconduct; gross negligence; statutory fraud; breach of contract; and specific performance, in connection with a purchase and sale agreement entered into between the parties in March 2018, relating to the purchase by plaintiffs of certain oil and gas assets from the Company, and a related joint venture agreement. The lawsuit seeks in excess of $600,000 in damages, as well as pre- and post-judgment interest, court costs and attorneys’ fees, and punitive and exemplary damages. The Company denies the plaintiffs’ claims and intends to vehemently defend itself against the allegations and file counter claims against the plaintiffs.

Apache Corporation

In December 2018, Apache Corporation (“Apache”) sued the Company, Sezar Energy, L.P., and Texokcan Energy Management Inc., in the 129th Judicial District Court of Harris County, Texas (Cause 2018-89515). Apache alleged causes of action for Breach of Contract, Money Had & Received and Conversion, relating to amounts Apache alleged it was owed under a joint operating agreement. Apache is seeking $586,438 in actual damages, exemplary damages, pre- and post-judgment interest, court costs and other amounts which it may be entitled. The Company has filed a general denial to the claims and asserted the affirmative defense of failure to mitigate. The parties are currently moving towards discovery. The Company denies Apache’s claims and intends to vehemently defend itself against the allegations.

N&B Energy

On June 12, 2019, N&B Energy filed a petition in the District Court for the 285th Judicial District of Bexar County, Texas (Case #2019CI11816). Pursuant to the petition, N&B Energy raises claims for breach of contract, unjust enrichment, money had and received and disgorgement, in connection with $706,000 which it alleges it is owed under the Sale Agreement for true ups and post-closing adjustments associated therewith. The petition seeks amounts owed, pre- and post-judgment interest and attorney’s fees. The Company denies N&B Energy’s claims, believes it is owed approximately $400,000 related to the Sale Agreement and intends to vehemently defend itself against the allegations and claims and seek counterclaims.

Settlement with Prior Chief Executive Officer. Effective on June 2, 2017, Mr. Anthony C. Schnur’s employment as Chief Executive Officer of the Company was terminated. In connection with such termination, the Company entered into a severance agreement with Mr. Schnur, which provided (as amended) for Mr. Schnur to be issued 192 shares of common stock and the payment of $168,000 in total compensation (payable over time). The payments owed as of March 31, 2018 of $79,025 were accrued and included in Accrued Expenses on the balance sheet. The settlement shares were issued in February 2018. During the year ended March 31, 2019, the Company paid all remaining amounts to Mr. Schnur pursuant to the original settlement. The Company and Mr. Schnur entered into an amendment to the severance agreement on April 8, 2019, pursuant to which the Company paid Mr. Schnur $10,000 in lieu of the payment of payroll taxes on amounts previously paid to Mr. Schnur under the original settlement.

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

Exploration and Production

There were no significant changes to the timing or valuation of revenue recognized for sales of production from exploration and production activities.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the years ended March 31, 2019 and 2018, respectively:

	March 31, 2019	March 31, 2018
Oil sales	$526,365	$1,198,514
Natural gas sales	772,105	2,051,846
Natural gas liquids sales	1,443,632	3,609,407
Total revenue from customers	$2,742,102	$6,859,767

NOTE 10 – INCOME TAXES

The Company recorded a provision for income taxes of approximately $3,000 and $0 for the years ended March 31, 2019 and March 31, 2018, respectively.

	2019	2018
Current taxes:
Federal	$—	$—
State	3,000	—
	3,000	—
Deferred taxes:
Federal	—	—
State	—	—
	—	—
Total	$3,000	$—

The following is a reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate 21% for 2019 and 31.5% for 2018) to income from continuing operations before income taxes for the years ended March 31, 2019 and 2018:

	2019	2018
Computed at expected tax rates	$3,495,692	$(7,805,048)
Nondeductible expenses	77,473	91,439
State Taxes net of FIT benefit	2,370	—
Return to accrual true-up	1,490,624	—
Change in effective tax rates	—	(11,470,220)
Change in valuation allowance	(5,063,159)	19,183,829
Total	$3,000	$—

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	At March 31,
	2019	2018
Deferred tax assets:
Net operating tax loss carryforwards	$9,396,605	$12,310,895
Depreciation, depletion and amortization	643,497	2,522,833
Unrealized loss in investments	—	—
Share-based compensation	302,916	245,944
Accrued compensation	—	37,998
Bad Debt reserve	39,977	217,983
Other	1	110,502
Total deferred tax assets (liabilities)	10,382,996	15,446,155

Less: valuation allowance	(10,382,996)	(15,446,155)
Total	$—	$—

The above estimates are based on management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

The Company experienced an "ownership change" within the meaning of IRC Section 382 during the year ended March 31, 2017. As a result, certain limitations apply to the annual amount of net operating losses that can be used to offset post ownership change taxable income. The Company has estimated that $44.5 million of its pre-ownership change net operating loss could potentially be lost due to the IRC Section 382 limitation for the year ending March 31, 2017. This amount may increase if the Company experiences another ownership change(s) since the last ownership change. However, the income tax effect of those ownership change(s) should be nil as the Company had recorded a full valuation allowance against its deferred assets.

At March 31, 2019, the Company had estimated net operating loss carryforwards for federal income tax purposes of approximately $44.8 million, adjusted for the ownership change limitation discussed above, which will begin to expire, if not previously used, beginning in the fiscal year 2028. A valuation allowance has been established for the entire amount of the deferred tax assets for years ended March 31, 2019 and March 31, 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the 2017 Tax Cuts and Jobs Act ("2017 Tax Reform"). The 2017 Tax Reform significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. The Company has reasonably estimated the effects of the 2017 Tax Reform and recorded provisional amounts in the consolidated financial statements as of March 31, 2018. This amount is primarily comprised of the re-measurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21%, from 34%. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, so we may make adjustments to the provisional amounts (if any). However, management's opinion is that future adjustments due to the 2017 Tax Reform should not have a material impact on the Company's provision for income taxes.

The Company files income tax returns for federal and state purposes. Management believes that with few exceptions, the Company is not subject to examination by United States tax authorities for periods prior to 2015.

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

On April 4, 2017, the Company paid the required quarterly dividend on the Series B Preferred Stock by way of the issuance of 95 shares of common stock to the preferred stockholders at a fair market value of $34,896, based on the closing price of the Company’s common stock ($368.75 per share) on March 31, 2017.

On June 19, 2017, a holder of the Company’s Series B Convertible Preferred Stock converted 143,492 shares of Series B Convertible Preferred Stock into 1,640 shares of common stock of the Company.

On August 23, 2017, the Investor converted $35,000 of the principal amount of the Debenture into an aggregate of 2,808 shares of common stock, which included 17 shares for conversion of principal and 2,791 shares for premiums.

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

On October 4, 2017, the Company entered into a consulting agreement with a third party consultant which consultant agreed to provide investor relations and public relations services to the Company. As consideration pursuant to the agreement, the Company agreed to issue the consultant 1,600 shares of restricted common stock, with piggy-back registration rights.

In November 2017, the Company reimbursed entities owned in part by Alan Dreeben, a former director of the Company, for legal fees expended by such entities. Total legal fees expended by such entities totaled $392,043, and the Company reimbursed such fees by issuing Mr. Dreeben 3,137 shares of common stock with an agreed value of $125 per share in November 2017.

As of December 31, 2017, the 408,508 outstanding shares of Series B Preferred Stock had accrued an aggregate of $453,573 in quarterly dividends ($153,191 each for the quarters ended June 30, 2017, September 30, 2017 and December 30, 2017). The Company paid the accrued dividends on February 5, 2018, by way of the issuance of an aggregate of 210 shares of the Company’s common stock to the preferred stockholders pursuant to the terms of the designation (which provides that the shares shall be based on a value of $2,187.50 per share).

In June 2017, the Company entered into a settlement agreement with Mr. Anthony C. Schnur, its former Chief Executive Officer and director as described in greater detail above under Note 8 “Commitments and Contingencies” - “Settlement with Prior Chief Executive Officer”.

During the year ended March 31, 2018, the Investor received 156,380 shares of common stock in connection with the exercise of a warrant and adjustments thereon.

On April 20, 2018, the Investor was issued 5,679 shares of common stock as a result of true-ups in connection with the August 23, 2017 conversion of the Debenture.

During the year ended March 31, 2019, the outstanding shares of Series B Preferred Stock accrued quarterly dividends in the aggregate of $522,813. The Company paid the accrued dividends by way of the issuance of an aggregate of 231 shares of the Company’s common stock to the preferred stockholders pursuant to the terms of the designation (which provides that the shares shall be based on a value of $2,187.50 per share), including 8 shares issued after March 31, 2019. Also during the year ended March 31, 2019, a total of 364,508 shares of Series B Preferred Stock were converted into an aggregate of 4,153 shares of common stock, of which 497 of such shares, along with 113 shares of common stock originally owned by one of the converting holders, were cancelled pursuant to the terms of a settlement agreement.

On November 15, 2018, the Company entered into a consulting agreement with Regal Consulting, an investor relations firm, pursuant to which the firm agreed to provide the Company investor relations and consulting services for a period of six months, for monthly consideration of $28,000 and 8,000 restricted shares of the Company’s common stock. In January 2019, the Company issued 16,000 shares of restricted common stock to Regal Consulting for the months of November and December 2018, which shares were issued during the year ended March 31, 2019.  On February 13, 2019, and effective on January 31, 2019, the Company entered into a First Amendment to the Consulting Agreement previously entered into with Regal Consulting. Pursuant to the First Amendment, the parties agreed to expand the investor relations services required to be provided by Regal Consulting under the agreement in consideration for $50,000 per month and 50,000 restricted shares of common stock per month (the “Regal Shares”)(which are fully-earned upon issuance) during the term of the agreement, and agreed to extend the term of the agreement until October 1, 2019 (unless the Company completes an acquisition or combination prior to such date). A total of 150,000 of the Regal Shares have been issued as of the date of this filing for shares due for services between January and March 2019, and 300,000 shares remain to be issued pursuant to the terms of the agreement. As of March 31, 2019, the 104,000 shares had not been issued and a total of $41,800 had been accrued in common stock payable as of March 31, 2019. The shares were issued in May 2019.

On February 13, 2019, the Company entered into a letter agreement with SylvaCap Media (“SylvaCap”), pursuant to which SylvaCap agreed to act as the Company’s non-exclusive digital marketing service provider in consideration for an aggregate of 600,000 shares of restricted common stock (the “SylvaCap Shares”), which are fully-earned upon their issuance, and $50,000 per month during the term of the agreement, which ends on November 12, 2019 (unless the Company completes an acquisition or combination prior to such date) or upon termination by either party for cause. The Company also agreed to provide SylvaCap piggy-back registration rights in connection with the SylvaCap Shares and to pay SylvaCap $6,250 every three months as an expense reimbursement. The total value of the restricted shares of common stock due of $261,540 has been accrued in common stock payable as of March 31, 2019. The SylvaCap shares were issued in May 2019.

Series A Convertible Preferred Stock

As of March 31, 2019 and 2018, respectively, the Company had no Series A Convertible Preferred Stock issued or outstanding.

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

As of March 31, 2019 and 2018, there were 44,000 and 408,508 shares of Series B Preferred Stock outstanding, respectively, which have the following features:

●	a liquidation preference senior to all of the Company’s common stock;

●	a dividend, payable quarterly, at an annual rate of six percent (6%) of the original issue price until such Series B Preferred Stock is no longer outstanding either due to conversion, redemption or otherwise; and

●	voting rights on all matters, with each share having 1 vote.

During the year ended March 31, 2018, the Company issued a stock dividend on the Series B Preferred Stock consisting of 210 shares of the Company’s common stock. Due to the fact that the Company is in a retained deficit position, the Company recognized a charge to additional paid in-capital of $143, based on the par value of the common stock issued. As of March 31, 2018, the Company recognized additional stock dividends on the Series B Preferred Stock consisting of 24 shares of our common stock, which was recognized as a charge to additional paid in-capital and stock dividends distributable but not issued of $449, based on the closing price of the Company’s common stock of $19.25 per share on March 31, 2018.

During the year ended March 31, 2019, the Company issued a stock dividend on the Series B Preferred Stock consisting of 231 shares of the Company’s common stock. Due to the fact that the Company is in a retained deficit position, the Company recognized a charge to additional paid in-capital of $2,782, based on the par value of the common stock issued paid in-capital and stock dividends distributable but not issued of $3, based on the closing price of the Company’s common stock of $0.3822 per share on March 31, 2019.  In April 2019, the Company issued 8 shares of common stock in lieu of cash dividends which had accrued on the Series B Preferred Stock for the quarter ended March 31, 2019.

Also during the year ended March 31, 2019, a total of 364,508 shares of Series B Preferred Stock were converted into an aggregate of 4,166 shares of common stock, of which 497 of such shares, along with 113 shares of common stock originally owned by one of the converting holders, were cancelled pursuant to the terms of a settlement agreement.

Series C Redeemable Convertible Preferred Stock

During the year ended March 31, 2019, the Company sold and issued 1,577 shares of Series C Preferred Stock pursuant to the terms of a October 2017 Stock Purchase Agreement, October 2018 Stock Purchase Agreement and November 2018 Stock Purchase Agreement, for total consideration of $15 million. During the year ended March 31, 2018, the Company sold and issued 738 shares of Series C Preferred Stock pursuant to the terms of a October 2017 Stock Purchase Agreement, for total consideration of $7 million. As of March 31, 2019 and 2018, there were 2,305 and 1,132 shares of Series C Preferred Stock outstanding, respectively.

During the year ended March 31, 2019, the Investor converted 404 shares of the Series C Preferred Stock with a face value of $4.04 million into a total of 49,724 shares of common stock and was issued an additional 4,741,986 shares for conversion premiums and true ups in connection with those conversions. During the year ended March 31, 2018, the Investor converted 10 shares of Series C Preferred Stock with a face value of $100,000 into a total of 49 shares of common stock and was issued an additional 16,341 shares for true ups in connection with that conversion.

As of March 31, 2019 and 2018, the Company accrued common stock dividends on the Series C Preferred Stock based on the then 34.95% premium dividend rate described above. The Company recognized a total charge to additional paid-in capital and stock dividends distributable but not issued of $5,676,715 and $1,928,084 related to the stock dividend declared but not issued for the years ended March 31, 2019 and 2018, respectively.

Warrants

The following summarizes Camber’s warrant activity for each of the years ended March 31, 2019 and 2018:

	2019		2018
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Warrants	Price	Warrants	Price
Outstanding at Beginning of Year	2,904	$453.75	410	$8,025.25
Issued	40,000	9.75	2,560	156.25
Expired	(37)	13,150.61	(66)	35,937.50
Exercised	—	—	—	—
Outstanding at End of Year	42,867	$26.74	2,904	$453.75

In June 2017, the Company granted 2,560 warrants to purchase shares of the Company’s common stock which were valued at the grant date under the Black-Scholes Option pricing model at $288,592. The exercise price of the warrants is $156.25 per share of common stock. The warrants expire five years from the grant date. The volatility utilized in the model was 135.42%. The discount rate was 1.78%.

In May 2018, the Company granted 40,000 warrants to purchase shares of the Company’s common stock which were valued at the grant date under the Black-Scholes Option pricing model at $343,631 which is included in the March 31, 2019 consolidated financial statements as share-based compensation. The exercise price of the warrants is $9.75 per share of common stock. The warrants expire five years from the grant date. The volatility utilized in the model was 145.36%. The discount rate was 2.76%.

The following is a summary of the Company’s outstanding warrants at March 31, 2019:

Warrants		Exercise	Expiration	Intrinsic Value at
Outstanding		Price ($)	Date	March 31, 2019
108	(1)	1,572.44	April 21, 2019	$—
199	(2)	937.50	April 26, 2021	—
2,560	(3)	156.25	June 12, 2022	—
40,000	(4)	9.75	May 24, 2023	—
42,867				$—

(1)	Warrants issued in connection with the sale of units in the Company’s unit offering in April 2014. The warrants became exercisable on April 21, 2014 and will remain exercisable thereafter until April 21, 2019. These warrants expired unexercised.
(2)	Warrants issued in connection with the sale of convertible notes. The warrants were exercisable on the grant date (April 26, 2016) and remain exercisable until April 26, 2021.
(3)	Warrants issued in connection with the Initial Tranche of the funding from Vantage. The warrants were exercisable on the grant date (June 12, 2017) and remain exercisable until June 12, 2022.
(4)	Warrants issued in connection with the Severance Agreement with Richard Azar. The warrants were exercisable on the grant date (May 25, 2018) and remain exercisable until May 24, 2023.

NOTE 12 – SHARE-BASED COMPENSATION

Common Stock

The Company stockholders approved the 2014 Stock Incentive Plan (as amended to date, the “2014 Plan”) at the annual stockholder meeting held on February 13, 2014. The 2014 Plan provides the Company with the ability to offer up to 2.5 million (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing, to employees, consultants and contractors as provided in the 2014 Plan.

The Company stockholders approved the Lucas Energy, Inc. 2012 Stock Incentive Plan (“2012 Incentive Plan”) at the annual stockholder meeting held on December 16, 2011. The 2012 Incentive Plan provides the Company with the ability to offer (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing, to employees, consultants and contractors as provided in the 2012 Incentive Plan.

The Company stockholders approved the Lucas Energy, Inc. 2010 Long Term Incentive Plan (“2010 Incentive Plan” or “2010 Plan”) at the annual stockholder meeting held on March 30, 2010. The 2010 Incentive Plan provides the Company with the ability to offer (1) incentive stock options, (2) non-qualified stock options, and (3) restricted shares (i.e., shares subject to such restrictions, if any, as determined by the Compensation Committee or the Board) to employees, consultants and contractors as performance incentives.

Under the 2010 Incentive Plan, 58 shares of the Company’s common stock are authorized for initial issuance or grant, under the 2012 Incentive Plan, 96 shares of the Company’s common stock are authorized for initial issuance or grant, and under the 2014 Incentive Plan, as amended, 2,500,000 shares of the Company’s common stock are authorized for issuance or grant. As of March 31, 2019, there was an aggregate of 1 share available for issuance or grant under the 2010 Incentive Plan, 5 shares were available for issuance or grant under the 2012 Incentive Plan and an aggregate of approximately 2,499,996 securities were available for issuance or grant under the 2014 Incentive Plan as amended for future issuances and grants, respectively. The number of securities available under the 2010, 2012 and 2014 Plans is reduced one for one for each security delivered pursuant to an award under the Plans. Any issued or granted security that becomes available due to expiration, forfeiture, surrender, cancellation, termination or settlement in cash of an award under the Incentive Plans may be requested and used as part of a new award under the Plans.

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

For the year ended March 31, 2018, Camber issued 268 shares of its common stock with an aggregate grant date fair value of $54,533, which were valued based on the trading value of Camber’s common stock on the date of grant. The shares were awarded according to the employment agreement with an officer and as additional compensation for other officers and managerial personnel.

On October 4, 2017, the Company entered into an agreement with a digital marketing and a consulting agreement with a third party consultant pursuant to which shares of common stock were issued. See Note 11 “Stockholders’ Equity (Deficit)” – “Common Stock”, above.

In May 2018, the Company granted 40,000 warrants to purchase shares of the Company’s common stock which were valued at the grant date under the Black-Scholes Option pricing model at $343,631 which is included in the March 31, 2019 consolidated financial statements as share-based compensation.

On November 15, 2018, the Company entered into a consulting agreement with Regal Consulting, an investor relations firm (as amended on February 13, 2019) and on February 13, 2019, the Company entered into a letter agreement with SylvaCap, pursuant to which SylvaCap agreed to act as the Company’s non-exclusive digital marketing service provider pursuant to which shares of common stock were issued and agreed to be issued. See Note 11 “Stockholders’ Equity (Deficit)” – “Common Stock”, above.

Stock Options

The following summarizes Camber’s stock option activity for each of the years ended March 31, 2019 and 2018:

	2019		2018
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding at Beginning of Year	4	$32,343.75	32	$21,130.75
Expired/Cancelled	—	—	(28)	21,002.50
Outstanding at End of Year	4	$32,343.75	4	$32,343.75

During the year ended March 31, 2019, the Company granted no stock options, and of the Company’s outstanding options, no options were exercised, expired or forfeited.

During the year ended March 31, 2018, the Company granted no stock options, and of the Company’s outstanding options, no options were exercised or forfeited, while options to purchase 28 shares of common stock expired.

Share-based compensation expense related to stock options during the years ended March 31, 2019 and 2018 was $0 and $11,238, respectively.

Options outstanding and exercisable at March 31, 2019 and 2018 had no intrinsic value. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options.

At March 31, 2019 and 2018, there was no unrecognized compensation expense related to non-vested stock options.

Options outstanding and exercisable as of March 31, 2019:

Exercise	Remaining	Options	Options
Price ($)	Life (Yrs.)	Outstanding	Exercisable
32,343.75	1.5	4	4
	Total	4	4

NOTE 13 – INCOME (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per share for the years ended March 31, 2019 and 2018 was as follows:

	Year Ended
	March 31,
	2019	2018
Numerator:
Net Income (Loss)	$16,643,153	$(24,771,588)
Less Preferred Dividends	(5,676,715)	(1,928,084)
Net Income (Loss) Attributable to Common Stockholders	$10,966,438	$(26,699,672)

Denominator
Weighted Average Share – Basic	4,938,259	92,753
Income (Loss) per Share – Basic	$2.22	$(287.86)

Dilutive Effect of Common Stock Equivalents
Options and Warrants	—	—
Series C Preferred Shares	47,318,473	—

Denominator
Total Weighted average shares – diluted	52,256,732	92,753
Income (loss) per share – diluted	$0.21	$(287.86)

For the years ended March 31, 2019 and 2018, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would be anti-dilutive.

	Year Ended
	March 31,
	2019	2018
Common Shares Issuable for:
Convertible Debt	—	45,386
Options and Warrants	42,871	2,907
Series B and C Preferred Shares	—	632,839
Total	42,871	681,132

NOTE 14 – POSTRETIREMENT BENEFITS

Camber maintained a matched defined contribution savings plan for its employees. During the years ended March 31, 2019 and 2018, Camber’s total costs recognized for the savings plan were $0 and $7,234, respectively. The plan was terminated during the year ended March 31, 2018.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the years ended March 31, 2019 and 2018:

	2019	2018
Interest	$842,520	$2,489,990
Income taxes	$—	$—

Non-cash investing and financing activities for the years ended March 31, 2019 and 2018 included the following:

	2019	2018

Reduction in Accounts Payable for Payments Made on Previously Accrued Capital Expenditures	$547,033	$4,402
Cancellation of Debt and Interest on Rogers Foreclosure	$—	$11,018,385
Issuance of Common Stock for Payment of Consulting Fees	$234,430	$—
Additions to Asset Retirement Obligation	$—	$437,071
Change in Estimate for Asset Retirement Obligations	$19,461	$268,119
Conversion of Preferred B Shares to Common Stock	$365	$—
Stock Dividends Distributable but not Issued	$5,676,715	$1,928,084
Conversion of Notes and Accrued Interest to Common Stock	$917,103	$35,000
Conversion of Preferred Stock to Common Stock	$4,742	$553
Issuance of Lender Shares	$—	$35,900
Warrants Issued in Abeyance	$12	$3,910
Issuance of Common Stock for Dividends	$2,782	$58,824

NOTE 16 – SUBSEQUENT EVENTS

On April 22, 2019, the Company issued 8 shares of common stock in lieu of cash dividends which had accrued on the Series B Preferred Stock for the quarter ended March 31, 2019.

On May 15, 2019, the Company entered into an Agreed Conversion Agreement with the then holder of all 44,000 shares of the Company’s then outstanding Series B Preferred Stock. Pursuant to the Conversion Agreement, all of the Series B Preferred Stock was agreed to be converted into 503 shares of the Company’s common stock pursuant to the stated terms of such Series B Preferred Stock, in consideration for $25,000 in cash. The holder also provided the Company a release in connection with certain of his rights under the Series B Preferred Stock (including any and all accrued and unpaid dividends) and certain other matters.

On May 22, 2019, the 150,000 shares due to Regal Consulting and the 600,000 shares due to SylvaCap (as described in greater detail under Note 11 “Stockholders’ Equity (Deficit)” – “Common Stock”) were issued.

Subsequent to March 31, 2019, and through June 25, 2019, the Investor has been issued an aggregate of 28,458,521 shares of common stock in connection with true-ups associated with the October 2018 conversion, by the Investor, of the Debenture. As of June 25, 2019, the Investor was still due 24,133,311 shares in connection with true ups on the conversion of the Debenture, which shares are being held in abeyance until such time, as ever, as such shares can be issued to the Investor without the Investor exceeding the 4.99% ownership limitation set forth in the Debenture.

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

PROVED RESERVE SUMMARY

All of the Company’s reserves are located in the United States. The following tables sets forth the changes in Camber’s net proved reserves (including developed and undeveloped reserves) for the years ended March 31, 2019 and 2018. Reserves estimates as of March 31, 2019 and 2018, respectively, were estimated by the independent petroleum consulting firm Graves & Co. Consulting LLC:

	March 31,
	2019	2018
Crude Oil (Bbls)
Net proved reserves at beginning of year	129,573	1,586,750
Revisions of previous estimates	3,868	(1,430,073)
Purchases in place	—	2,010
Extensions, discoveries and other additions	—	—
Sales in place	(75)	(1,410)
Production	(8,846)	(27,704)
Net proved reserves at end of year	124,520	129,573

Natural Gas (Mcf)
Net proved reserves at beginning of year	8,147,168	9,804,010
Revisions of previous estimates	(7,609,052)	(1,134,687)
Purchases in place	—	274,810
Extensions, discoveries and other additions	—	—
Sales in place	(7,983)	(581)
Production	(321,423)	(796,384)
Net proved reserves at end of year	208,710	8,147,168

NGL (Bbls)
Net proved reserves at beginning of year	1,435,703	2,420,110
Revisions of previous estimates	(1,338,916)	(885,224)
Purchases in place	—	47,980
Extensions, discoveries and other additions	—	—
Sales in place	(1,418)	(87)
Production	(51,269)	(147,076)
Net proved reserves at end of year	44,100	1,435,703

Oil Equivalents (Boe)
Net proved reserves at beginning of year	2,923,138	5,640,862
Revisions of previous estimates	(2,603,224)	(2,504,412)
Purchases in place	—	95,792
Extensions, discoveries and other additions	—	—
Sales in place	(2,823)	(1,594)
Production	(113,685)	(307,510)
Net proved reserves at end of year	203,406	2,923,138

The following table sets forth Camber’s proved developed and undeveloped reserves at March 31, 2019 and 2018:

	At March 31,
	2019	2018
Proved Developed Producing Reserves
Crude Oil (Bbls)	76,490	129,573
Natural Gas (Mcf)	208,710	8,147,168
NGL (Bbls)	44,100	1,435,703
Oil Equivalents (Boe)	155,376	2,923,138

Proved Developed Non-Producing Reserves
Crude Oil (Bbls)	48,030	—
Natural Gas (Mcf)	—	—
NGL (Bbls)	—	—
Oil Equivalents (Boe)	48,030	—

Proved Undeveloped Reserves
Crude Oil (Bbls)		—
Natural Gas (Mcf)	—	—
NGL (Bbls)	—	—
Oil Equivalents (Boe)		—

Proved Reserves
Crude Oil (Bbls)	124,520	129,573
Natural Gas (Mcf)	208,710	8,147,168
NGL (Bbls)	44,100	1,435,703
Oil Equivalents (Boe)	203,406	2,923,138

*The Company engaged Graves & Co Consulting, LLC, an independent reserve engineering firm, to provide a reserve report on the Company’s properties as of March 31, 2019.

Proved Developed Not Producing Reserves

At March 31, 2019, the Company had proved developed not producing reserves of 48,030 Bbls of crude oil and  0 proved developed not producing reserves at March 31, 2018.

Proved Undeveloped Reserves

At March 31, 2019, the Company had no proved undeveloped reserves. During the year ended March 31, 2018, total proved undeveloped reserves decreased by 2.3 million Boe to 0 Boe, due to expiring leases. The Company’s proved reserves at March 31, 2018 were concentrated mainly in the Hunton formation and totaled 2.8 million Boe, or 96% of the total proved developed reserves. These reserves were sold as part of the N&B Energy transaction discussed earlier.  As of March 31, 2019, our proved reserves totaled 203,406 Boe and are concentrated mainly in the Trend and Hutchinson areas.

The following table sets forth Camber’s net reserves in Boe by reserve category and by formation at March 31, 2019 and 2018:

	Proved Developed	Proved Non-Producing	Proved Undeveloped	Total Proved
Hunton Area
At March 31, 2019	—	—	—	—
At March 31, 2018	2,803,670	—	—	2,803,670
Hutchinson Area
At March 31, 2019	18,200	48,030	—	66,230
At March 31, 2018	—	—	—	—
Trend Area
At March 31, 2019	132,361	—	—	132,361
At March 31, 2018	119,468	—	—	119,468
Other
At March 31, 2019	4,815	—	—	4,815
At March 31, 2018	—	—	—	—
Total
At March 31, 2019	155,376	48,030	—	203,406
At March 31, 2018	2,923,138	48,030	—	5,640,862

Capitalized Costs Relating to Oil and Natural Gas Producing Activities. The following table sets forth the capitalized costs relating to Camber’s crude oil and natural gas producing activities at March 31, 2019 and 2018:

	At March 31,
	2019	2018
Oil and gas properties subject to amortization	$50,352,306	$60,760,056
Oil and gas properties not subject to amortization	28,016,989	28,016,989
Capitalized asset retirement costs	176,649	322,470
Total oil & natural gas properties	78,545,944	89,099,515
Accumulated depreciation, depletion, and impairment	(78,333,628)	(76,555,320)
Net Capitalized Costs	$212,316	$12,544,195

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in Camber’s oil and natural gas property acquisition, exploration and development activities for the years ended March 31, 2019 and 2018:

	2019	2018
Acquisition of properties
Proved	$—	$460,000
Unproved	—	—
Exploration costs	—	—
Development costs	1,548,958	1,586,057
Total	$1,548,958	$2,046,057

Results of Operations for Oil and Natural Gas Producing Activities. The following table sets forth the results of operations for oil and natural gas producing activities for the years ended March 31, 2019 and 2018: :

	2019	2018
Crude oil and natural gas revenues	$2,742,102	$6,859,767
Production costs	(3,003,901)	(5,175,038)
Depreciation and depletion	(473,521)	(1,380,418)
Results of operations for producing activities, excluding corporate overhead and interest costs	$(735,320)	$304,311

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves. The following information has been developed utilizing procedures prescribed by ASC Topic 932 and based on crude oil and natural gas reserves and production volumes estimated by the independent petroleum consultants of Camber. The estimates were based on a 12-month average of first-of-the-month commodity prices for the years ended March 31, 2019 and 2018. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating Camber or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of Camber.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of Camber’s oil, NGL, and natural gas reserves as of March 31, 2019 and 2018:

	At March 31,
	2019	2018
Future cash inflows	$9,223,561	$54,991,829
Future production costs	(4,073,084)	(35,232,113)
Future development costs	(595,000)	—
Future income taxes	(956,650)	(6,915,899)
Future net cash flows	3,598,827	12,843,817
Discount to present value at 10% annual rate	(1,520,346)	(5,375,702)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$2,078,481	$7,468,115

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth the changes in the standardized measure of discounted future net cash flows for each of the years ended March 31, 2019 and 2018:

	2019	2018
Standardized measure, beginning of year	$7,468,115	$16,012,422
Crude oil and natural gas sales, net of production costs	260,928	(1,684,075)
Net changes in prices and production costs	1,842,171	(4,509,864)
Changes in estimated future development costs	344,759	—
Revisions of previous quantity estimates	17,112,424	(3,689,687)
Accretion of discount	263,955	1,148,940
Net change in income taxes	3,460,184	5,391,659
Purchases of reserves in place	—	680,200
Sales of reserves in place	(10,083)	(9,500)
Change in timing of estimated future production	(28,663,972)	(5,871,980)
Standardized measure, end of year	$2,078,481	$7,468,115

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 On July 27, 2018, the Company engaged Marcum LLP (“Marcum”) as its independent registered public accountants. This engagement occurred in connection with the Company’s prior independent public accountants, GBH CPAs, PC (“GBH”) resigning, effective as of the same date, July 27, 2018, as a result of combining its practice with Marcum. The engagement of Marcum was approved by the Audit Committee of the Company’s Board of Directors.

Pursuant to applicable rules, the Company makes the following additional disclosures:

(a)                 GBH’s reports on the consolidated financial statements of the Company as at and for the fiscal years ended March 31, 2018 and 2017 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports contained explanatory paragraphs in respect to uncertainty as to the Company’s ability to continue as a going concern.

(b)                 During the fiscal years ended March 31, 2018 and 2017 and through July 27, 2018, there were no disagreements with GBH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to GBH’s satisfaction would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the fiscal years ended March 31, 2018 and 2017 and through July 27, 2018, there were no events of the type described in Item 304(a)(1)(v) of Regulation S-K.

(c)                 During the fiscal years ended March 31, 2018 and 2017 and through July 27, 2018, the Company did not consult with Marcum with respect to any matter whatsoever including without limitation with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our interim principal executive officer and principal financial officer, have concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our Interim Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019 based on the criteria framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, our management has concluded that our internal control over financial reporting were not effective as of March 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and accompanying descriptions indicate the name of each officer and director, including their age, principal occupation or employment, and the year in which each person first became a director.

Name	Position	Date First Elected/Appointed as Director	Age
Louis G. Schott	Interim Chief Executive Officer	—	53
Robert Schleizer	Chief Financial Officer, Treasurer and Director	October 6, 2017	65
Fred Zeidman	Director	January 11, 2018	72
James G. Miller	Director	July 10, 2018	70

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

The business experience of each of the persons listed above during the past five years is as follows:

Louis G. Schott, Interim Chief Executive Officer

Mr. Schott has served as the Interim Chief Executive Officer of the Company since May 25, 2018. Mr. Schott has over 24 years of legal and business experience with 20 years in the oil and gas industry, including a strong background in restructuring, mergers and acquisitions, public company regulations and requirements, title, energy finance, business development, general negotiations and land. Mr. Schott’s recent restructuring experience includes restructurings within and outside of bankruptcy and both public, traded on the TSX and NYSE American, and private entities.

Prior to being engaged as Interim Chief Executive Officer of the Company, Mr. Schott served as an advisor to the Company (a position he held between December 2017 and the date he was appointed as Interim Chief Executive Officer, May 25, 2018) and is also an advisor to other companies in various stages of growth.

Mr. Schott was recently the Interim Chief Executive Officer of EnerJex Resources, Inc., a Nevada corporation listed on the NYSE American (“EnerJex”), a position which he held from February 2017 to March 2018. As CEO, he led restructuring efforts, cost reductions and the successful completion of a merger between EnerJex and a privately held company (AgEagle Aerial Systems, Inc.).

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

 Robert Schleizer, Chief Financial Officer and Director

Mr. Schleizer has served as Chief Financial Officer (beginning as Interim Chief Financial Officer) since June 2, 2017, as a member of the Board of Directors since October 6, 2017, and as Treasurer of the Company since, January 9, 2018. Mr. Schleizer, has over 30 years of financial and operational experience serving private and public companies in financial and organization restructuring, crisis management, acquisitions and divestitures, and equity and debt financings across multiple industries. He is a co-founder of BlackBriar Advisors LLC, a business renewal and acceleration firm, where he has served as Managing Partner since 2010. Prior to BlackBriar, Mr. Schleizer served as Chief Financial Officer and Director for Xponential, Inc., a public holding company that owned 34 specialty finance and retail stores, from 2001 to 2013, and as a Managing Director for BBK, an international financial advisory, where he provided restructuring and refinancing financial advisory services. Mr. Schleizer holds a Bachelor of Science in Accounting from Arizona State University and is a Certified Insolvency Restructuring Advisor (“CIRA”) and Certified Turnaround Professional. Effective August 17, 2017, Mr. Schleizer was appointed as Interim Chief Financial Officer and principal accounting/financial officer of Enerjex Resources, Inc., a position he held until March 26, 2018.

Director Qualifications:

Mr. Schleizer has served as a director of many private and public companies in the past and his industry financial expertise makes him an asset to the Company and qualified to serve as director of the Company.

Fred S. Zeidman, Director

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

Over the course of his distinguished 50 year career, Mr. Zeidman has been involved in numerous high-profile workouts, restructurings and reorganizations. He was the former CEO, President and Chairman of Seitel, Inc., a Houston-based onshore seismic data provider where he was instrumental in the successful turnaround of the Company. He held the post of Chairman of the Board and CEO of Unibar Corporation, the largest domestic independent drilling fluids company, until its sale to Anchor Drilling Fluids in 1992.

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

James G. Miller, Director

Mr. Miller is a retired corporate executive, having served as president and CEO of several energy companies. He has previously served on the Board of Directors of companies listed on NYSE, NASDAQ and the Australian Stock Exchange. From 2009 until 2016, Mr. Miller served as a Director of Guardian 8 Holdings. From December 31, 2010 through March 2018, he was a Director of Enerjex Resources, In. (NYSE American), an oil and gas exploration and production company, and chaired the Audit Committee. In March 2018, Enerjex executed a merger which concluded his Board service.

He also served on the Board of Trustees of The Nature Conservancy, Missouri Chapter, for 16 years and is a past Board Chair.

Mr. Miller holds a BS in Electrical Engineering and an MBA in management from the University of Wisconsin-Madison.

Director Qualifications:

The Board of Directors believes that Mr. Miller is highly qualified to serve as a member of the Board due to his experience having served as president and CEO of several energy companies and serving on the Board of Directors of several publicly-traded companies.

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

Information Concerning the Board and its Committees

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

Executive Sessions of the Board

The independent members of the Board of the Company meet in executive session (with no management directors or management present) from time to time, but at least once annually. The executive sessions include whatever topics the independent directors deem appropriate.

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

Communicating with our Board

Stockholders may contact the Board about bona fide issues or questions about the Company by writing the Secretary at the following address: Attn: Secretary, Camber Energy, Inc., 1415 Louisiana, Suite 3500, Houston, Texas 77002.

Our Secretary, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular Board member or members, the communication will be forwarded to a Board member to bring to the attention of the Board.

Board and Committee Activity and Compensation

For the fiscal year ending March 31, 2019, the Board held nine meetings and took various other actions via the unanimous written consent of the Board and the various committees described below. All directors attended at least 75% of the Board of Directors meetings and committee meetings relating to the committees on which each director served. All of the then current directors attended our fiscal year 2019 Annual Stockholder meeting held on February 19, 2019. The Company encourages, but does not require all directors to be present at annual meetings of stockholders.

The Board has a standing Audit Committee, Compensation Committee, and Nominating and Governance Committee. Mr. Fred Zeidman and Mr. James G. Miller are “independent” members of the Board, as defined in Section 803(A) of the NYSE American Company Guide. Committee membership and the functions of those committees are described below.

Board of Directors Committee Membership

	Audit Committee	Compensation Committee	Nominating and Governance Committee
Robert Schleizer
Fred Zeidman	M	C	C
James G. Miller	C	M	M

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

The Board has determined that Mr. Fred Zeidman and Mr. James G. Miller are “independent,” and that Mr. Miller is an “audit committee financial expert” (as defined in the SEC rules) because he has the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America (“GAAP”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Mr. Miller has acquired these attributes by means of having held various positions that provided relevant experience, as described in his biographical information above.

For the fiscal year ending March 31, 2019, the Audit Committee held no formal meetings, but took various actions via a unanimous written consent of the committee. The Audit Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies” and was filed as Exhibit 14.3 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009.

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

For the fiscal year ending March 31, 2019, the Compensation Committee held no formal meetings. The Compensation Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies” and was filed as Exhibit 14.5 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009.

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

The Nominating and Governance Committee evaluates director nominees at regular or special Committee meetings pursuant to the criteria described above and reviews qualified director nominees with the Board. The Committee selects nominees that best suit the Board’s current needs and recommends one or more of such individuals for election to the Board.

The Nominating and Governance Committee will consider candidates recommended by stockholders, provided the names of such persons, accompanied by relevant biographical information, are properly submitted in writing to the Secretary of the Company in accordance with the manner described below. The Secretary will send properly submitted stockholder recommendations to the Committee. Individuals recommended by stockholders in accordance with these procedures will receive the same consideration received by individuals identified to the Committee through other means. The Committee also may, in its discretion, consider candidates otherwise recommended by stockholders without accompanying biographical information, if submitted in writing to the Secretary.

In addition, the Company’s Bylaws permit stockholders to nominate directors at an annual meeting of stockholders or at a special meeting at which directors are to be elected in accordance with the notice of meeting pursuant to the requirements of the Company’s Bylaws and applicable NYSE American and SEC rules and regulations.

For the fiscal year ending March 31, 2019, the Nominating and Governance Committee held no formal meetings, but did take various actions via an unanimous written consent of the committee. The Nominating and Governance Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies” and was filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, filed with the Commission on June 28, 2013.

Director Nominations Process. As described above, the Nominating and Governance Committee will consider qualified director candidates recommended in good faith by stockholders, provided those nominees meet the requirements of NYSE American and applicable federal securities law. The Nominating and Governance Committee’s evaluation of candidates recommended by stockholders does not differ materially from its evaluation of candidates recommended from other sources. Any stockholder wishing to recommend a nominee should submit the candidate’s name, credentials, contact information and his or her written consent to be considered as a candidate. These recommendations should be submitted in writing to the Company, Attn: Secretary, Camber Energy, Inc., 1415 Louisiana, Suite 3500, Houston, Texas 77002. The proposing stockholder should also include his or her contact information and a statement of his or her share ownership. The Committee may request further information about stockholder recommended nominees in order to comply with any applicable laws, rules, the Company’s Bylaws or regulations or to the extent such information is required to be provided by such stockholder pursuant to any applicable laws, rules or regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that all filings required to be made under Section 16(a) during fiscal 2019 and through the date of this filing, were timely made.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the most highly compensated executive officer other than the CEO and CFO who was serving as an executive officer of the Company at the end of March 31, 2019 and 2018 (the Company did not have any executive officers other than its CEO and CFO as of March 31, 2019), and up to two additional individuals for whom disclosure would have been required had they been serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Consulting Fees/Salary		Bonus	Stock Awards	All Other Compensation		Total
Louis G. Schott	2019	$300,000	(d)	$25,000	$—	$33,120		$358,120
Interim Chief Executive Officer (1)

Richard N. Azar II	2019	$90,000	(a)	$—	$—	$214,000		$304,000
Former Chief Executive Officer (2)	2018	$175,000	(a)	$—	$—	$—		$175,000

Robert Schleizer	2019	$200,000	(b)	$—	$—	$26,666	(b)	$226,666
Chief Financial Officer (3)	2018	$100,000	(b)	$—	$—	$—		$100,000

Anthony C. Schnur (4)	2019	$—		$—	$—	$79,000		$79,000
Former Chief Executive Officer	2018	$78,653		$—	$11,000	$93,000	(c)	$182,653

Paul A. Pinkston (5)	2018	$21,135		$—	$6,250	$—		$27,385
Former Chief Accounting Officer

* Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. The value of the Stock Awards in the table above was calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(a)         Includes $90,000 paid to McClowd Dynamics, Ltd. (an entity which Mr. Azar owns and controls) in 2019 and $105,000 of fees paid to McClowd Dynamics, Ltd. in 2018.

(b)         Mr. Schleizer is the Managing Partner of BlackBriar Advisors, LLC (“BlackBriar”). In addition to financial management, BlackBriar provides accounting, treasury, administrative and financial reporting services to the Company. Total fees paid by the Company to BlackBriar during the years ended March 31, 2019 and 2018 were $713,000 and $721,000, respectively, of which Mr. Schleizer attributed $200,000 to his services as Chief Financial Officer. Mr. Schleizer also received director’s fees for the year ended March 31, 2019 of $26,666.

(c)         Represents payments made under the settlement, described below, including stock consideration.

(d)         Mr. Schott works on a consulting basis through Fides Energy LLC.

(1)         Mr. Schott has served as the Interim Chief Executive Officer of the Company since May 25, 2018.

(2)         From June 2, 2017 to May 25, 2018, Mr. Richard N. Azar II served as first Interim Chief Executive Officer (through January 9, 2018) and then Chief Executive Officer of the Company. On December 28, 2017, the Board approved compensation of $10,000 per month to Mr. Azar for services which he rendered over the last seven months of calendar 2017, and compensation of $35,000 per month beginning in January 2018, for future services as CEO, which services as CEO were terminated in May 2018. Effective on June 21, 2018, Mr. Azar resigned as a member of the Board of Directors.

(3)         Mr. Schleizer has served as Chief Financial Officer (beginning as Interim Chief Financial Officer) since June 2, 2017, as a member of the Board of Directors since October 6, 2017, and as Treasurer of the Company since, January 9, 2018.

(4)         Effective on June 2, 2017, Anthony C. Schnur resigned as Chief Executive Officer and as a member of the Board of Directors of the Company.

(5)         During the year ended March 31, 2018, Mr. Pinkston was issued a net of 663 shares of common stock after the payment of taxes under the Company’s 2014 Stock Incentive Plan (the “2014 Plan”). The Company recorded $25,000 for shares issued to Mr. Pinkston. Mr. Pinkston, tendered his resignation as the Company’s Chief Accounting Officer and principal financial officer and principal accounting officer on May 23, 2017, to be effective as of June 8, 2017.

Severance Agreement

Anthony C. Schnur

Effective on June 2, 2017, Mr. Anthony C. Schnur’s employment as Chief Executive Officer of the Company was terminated. In connection with such termination, the Company entered into a severance agreement with Mr. Schnur, which provided (as amended), for Mr. Schnur to be issued 192 shares of common stock and the payment of $168,000 in total compensation (payable over time). The payments owed as of March 31, 2018 of $79,025 were accrued and included in Accrued Expenses on the balance sheet. The Settlement Shares were issued in February 2018. During the year ended March 31, 2019, the Company paid all remaining amounts to Mr. Schnur pursuant to the original settlement. The Company and Mr. Schnur entered into an amendment to the severance agreement on April 8, 2019, pursuant to which the Company paid Mr. Schnur $10,000 in lieu of the payment of payroll taxes on amounts previously paid to Mr. Schnur under the original settlement.

Service Agreement

On April 27, 2017, we entered into a service agreement (the “Service Agreement”), effective on May 1, 2017, with Enerjex Resources (“Enerjex”), whose CEO at the time was Louis G. Schott, our current Interim Chief Executive Officer and director, to outsource the management of our back-office functions for a fixed monthly fee. Under the terms of the Service Agreement, Enerjex was responsible for performing all back-office services for the Company, including all data entry and bookkeeping, financial reporting, management reporting, reserve reporting, SEC compliance, audits, filings, and any other services required to maintain the Company’s good standing with all local, state, and federal laws. Enerjex was not responsible for any field operations, including drilling, operating or maintaining any wells or leases, of the Company under the terms of the Service Agreement. Enerjex received a fee of $150,000 per month for services rendered, plus any pre-approved out-of-pocket travel expenses. The monthly fee could be reduced to the extent the Company retained employees to perform certain of the functions contemplated to be performed by Enerjex. Effective December 4, 2017, Enerjex and the Company mutually agreed to terminate the Service Agreement. Robert Schleizer, who was appointed as the Interim Chief Financial Officer and principal accounting officer of the Company on June 2, 2017, was compensated through the fees paid by the Company under the Services Agreement. Mr. Schott was personally paid $192,500 under the service agreement.

Separation and Release Agreement

Effective on May 25, 2018, Richard N. Azar II resigned as Chief Executive Officer of the Company. Pursuant to a Separation Agreement entered into with Mr. Azar, he released the Company from claims in connection with various employment related statutes and laws and the Company agreed to pay him a severance payment of $150,000 and to grant him warrants to purchase 40,000 shares of the Company’s common stock at an exercise price of $9.75 per share.

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

Letter Agreement

Effective on December 1, 2017, the Company entered into a letter agreement with BlackBriar Advisors LLC, pursuant to which BlackBriar agreed to provide advisory and accounting services to the Company and to make Mr. Robert Schleizer available to the Company as the Company’s Chief Financial Officer. In consideration for such services, the Company agreed to pay BlackBriar a fee of $40,000 per month, and to reimburse BlackBriar for reasonable customary and necessary expenses including for travel and related costs. BlackBriar is also eligible for a bonuses in the discretion of the Compensation Committee of the Company. The letter agreement includes customary indemnification obligations and can be terminated at any time upon written notice of either party.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None of our Named Executive Officers had any stock options or stock awards outstanding as of March 31, 2019.

DIRECTOR COMPENSATION

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended March 31, 2019.

Name	Fees Earned or Paid in Cash ($)*	Option Awards ($)	All Other Compensation ($)	Total ($)
Richard N. Azar II (1)	$—	$—	$—	$—
Fred S. Zeidman (2)	$37,666	$—	$—	$37,666
Donnie B. Seay (3)	$—	$—	$—	$—
James G. Miller (4)	$26,666	$—	$—	$26,666

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

(1)         Mr. Azar did not receive any additional compensation for his services on the Board of Directors separate than the amount he was paid for services as an officer of the Company during the periods that he served as both a director and officer of the Company, as disclosed above. Effective on June 21, 2018, Mr. Azar resigned as a member of the Board of Directors.

(2)         Mr. Zeidman resigned as a member of the Board of Directors on August 7, 2017 and was re-appointed as a member of the Board of Directors on January 11, 2018.

(3)         Effective October 6, 2017, Robert Schleizer was appointed as a member of the Board of Directors. On July 10, 2018, Donnie B. Seay resigned as a member of the Board of Directors.

(4)         Effective July 10, 2018, James G. Miller was appointed as a member of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents certain information as of June 25, 2019, as to:

●	each stockholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock,

●	each director,

●	each Named Executive Officer, and

●	all directors and executive officers as a group.

The percentages shown in the table under the column “Percent” are based on 46,011,619 shares of common stock outstanding as of June 25, 2019.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the applicable date of determination, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 1415 Louisiana, Suite 3500, Houston, Texas 77002.

Stockholder	Number of Shares of Common Stock	Percent of Common Stock(#)
Executive Officers and Directors
Louis G. Schott	—	—%
Robert Schleizer	—	—%
Fred S. Zeidman	—	—%
James G. Miller	—	—%
Anthony C. Schnur (+)(1)	224	* %
Richard N. Azar II (+)(2)	5,702	* %
Paul A. Pinkston (+)(3)	—	—%
All Executive Officers and Directors as a Group (Four Persons)	—	—%

Greater than 5% Stockholders

Discover Growth Fund (4)	4,555,150	9.99%

* Indicates beneficial ownership of less than 1% of the outstanding common stock.

(#) Each share of Series B Convertible Preferred Stock converts into common stock on approximately a 0.01143-to-1 basis. Each share of Series B Convertible Preferred Stock votes 1/25th of one vote on all stockholder matters.

(+) Named Executive Officer who no longer has any affiliation or contact with the Company. Information disclosed is based solely on our review of our record stockholders’ list, without independent verification, and including for purposes of the table above, ownership only in the name of the applicable holder and those entities which the holder is listed as a contact person for. The applicable stockholder may actually beneficially own more or less shares than as disclosed above.

(1) Address: 9 Silverstrand Place, the Woodlands, Texas 77381.

(2) Address: P.O. Box 6172 San Antonio, Texas 78209.

(3) Address: 8407 Hatton Street, Houston, Texas 77025.

(4) 103 South Church Street, 4th Floor, Grand Cayman KYI-002, Cayman Islands. The holder holds 2,305 shares of Series C Redeemable Convertible Preferred Stock; provided that the Company may not issue shares which, when aggregated with all other shares of common stock then deemed beneficially owned by the holder, would result in the reporting person holding at any one time more than 9.99% of all common stock outstanding immediately after giving effect to such issuance. To the best of the Company’s knowledge, David Sims has voting and dispositive control over the securities held by Discover Growth Fund.

Camber Incentive Compensation Plans

The Company stockholders approved the 2014 Stock Incentive Plan (as amended to date, the “2014 Plan”) at the annual stockholder meeting held on February 13, 2014. The 2014 Plan provides the Company with the ability to offer (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing, to employees, consultants and contractors as provided in the 2014 Plan.

On February 8, 2016, the Board of Directors adopted an amended 2014 Plan, to (a) increase by 88 shares (i.e., to 152 shares from 64 shares pursuant to the terms of the original plan), the number of awards available for issuance under the plan, and (b) amend the definition of “Eligible Person” under the plan to exclude “instances where services are in connection with the offer or sale of securities in a capital-raising transaction, or they directly or indirectly promote or maintain a market for the Company’s securities”, which amendments were approved by the stockholders of the Company at the 2016 annual meeting of stockholders held on March 29, 2016.

On January 27, 2017, the Board adopted the Stock Plan Amendment to increase the number of awards available for issuance under the 2014 Plan from 152 to 1,600, which amendment the stockholders approved at the 2017 annual meeting held on March 22, 2017.

On December 17, 2018, the Board adopted the Stock Plan Amendment to increase the number of awards available for issuance under the 2014 Plan from 1,600 to 2,500,000, which amendment the stockholders approved at the 2019 annual meeting held on February 19, 2019.

The Company stockholders approved the Lucas Energy, Inc. 2012 Stock Incentive Plan (“2012 Incentive Plan”) at the annual stockholder meeting held on December 16, 2011. The 2012 Incentive Plan provides the Company with the ability to offer (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing, to employees, consultants and contractors as provided in the 2012 Incentive Plan.

The Company stockholders approved the Lucas Energy, Inc. 2010 Long Term Incentive Plan (“2010 Incentive Plan” or “2010 Plan”) at the annual stockholder meeting held on March 30, 2010. The 2010 Incentive Plan provides the Company with the ability to offer (1) incentive stock options, (2) non-qualified stock options, and (3) restricted shares (i.e., shares subject to such restrictions, if any, as determined by the Compensation Committee or the Board) to employees, consultants and contractors as performance incentives.

Under the 2010 Incentive Plan, 58 shares of the Company’s common stock are authorized for initial issuance or grant, under the 2012 Incentive Plan, 96 shares of the Company’s common stock are authorized for initial issuance or grant, and under the 2014 Incentive Plan, as amended, 2,500,000 shares of the Company’s common stock are authorized for issuance or grant. As of March 31, 2019, there was an aggregate of 1 share available for issuance or grant under the 2010 Incentive Plan, 5 shares were available for issuance or grant under the 2012 Incentive Plan and an aggregate of approximately 2,499,858 securities were available for issuance or grant under the 2014 Incentive Plan as amended for future issuances and grants, respectively. The number of securities available under the 2010, 2012 and 2014 Plans is reduced one for one for each security delivered pursuant to an award under the Plans. Any issued or granted security that becomes available due to expiration, forfeiture, surrender, cancellation, termination or settlement in cash of an award under the Incentive Plans may be requested and used as part of a new award under the Plans.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding those in column (a))
Equity compensation plans approved by the security holders	4	$32,343.75	2,499,996
Equity compensation plans not approved by the security holders	—	—	—
Total	4	$32,343.75	2,499,996

(a)	Includes any compensation plan and individual compensation arrangement of the Company under which equity securities of the Company are authorized for issuance to employees, or non-employees including directors, consultants, advisors, vendors, customers, suppliers or lenders in exchange for consideration in the form of goods or services, as of March 31, 2019.

(b)	Includes the weighted average exercise price of outstanding options, warrants, and rights identified in (a).

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

On August 25, 2016, the Company, as borrower, and Richard N. Azar II, our former Chief Executive Officer and former director (“Azar”), Donnie B. Seay, our former director, Richard E. Menchaca, RAD2, DBS Investments, Ltd. (“DBS”, controlled by Mr. Seay) and Saxum Energy, LLC (“Saxum”, which is controlled by Mr. Menchaca), as guarantors (collectively, the “Guarantors”, all of which were directly or indirectly sellers pursuant to the terms of the December 31, 2015 Asset Purchase Agreement (the “Sellers”)), and International Bank of Commerce (“IBC” or “IBC Bank”), as Lender (“Lender”), entered into a Loan Agreement.

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

N&B Energy Asset Disposition Agreement

On July 12, 2018, the Company entered into an Asset Purchase Agreement (the “Sale Agreement”), as seller, with N&B Energy, LLC (“N&B Energy”) as purchaser, which entity is affiliated with Richard N. Azar II, the Company’s former Chief Executive Officer and former director, and Donnie B. Seay, the Company’s former director. Pursuant to the Sale Agreement, the Company agreed to sell to N&B Energy a substantial portion of its assets, including all of the assets acquired pursuant to the terms of the December 31, 2015 Asset Purchase Agreement with Segundo Resources, LLC (“Segundo”, which entity is controlled by Mr. Azar) and certain other more recent acquisitions, other than the production payment and overriding royalty interests discussed below (the “Disposed Assets”). In consideration for the Disposed Assets, N&B Energy agreed to pay the Company $100 in cash, to assume all of the Company’s obligations and debt owed under its outstanding loan agreement with IBC, which had a then outstanding principal balance of approximately $36.9 million and Segundo agreed to enter into the Segundo Settlement, described below.

Segundo Settlement

On July 12, 2018, the Company entered into a Compromise Settlement Agreement and Mutual Release with Segundo, which is owned and controlled by Mr. Azar, in partial consideration for N&B Energy agreeing to enter into the Sale Agreement (discussed below). Pursuant to the Segundo Settlement, Segundo surrendered 610 shares of common stock valued at $1,907 per share as of the effective date of the closing of the acquisition contemplated by the December 31, 2015 Asset Purchase Agreement (which closing effective date was April 1, 2016) for cancellation (which cancellation occurred in October 2018), and released the Company from any and all claims which Segundo previously alleged were owed under the terms of the December 31, 2015 Asset Purchase Agreement. The Company and Segundo also provided each other full releases in connection with the December 31, 2015 Asset Purchase Agreement and Segundo agreed to indemnify the Company and hold it harmless against any claims made by the other sellers under the December 31, 2015 Asset Purchase Agreement.

First Amendment to Sale Agreement

Also on August 3, 2018, the Company and N&B Energy entered into a First Amendment to Asset Purchase Agreement (the “First Amendment”), which amended the terms of the Sale Agreement to (a) modify, clarify and replace certain of the exhibits to the original Sale Agreement, including the terms of the overriding royalty interests and production payment agreed to be granted to the Company as part of such Sale Agreement; (b) amend the Sale Agreement to remove the requirement that the Company obtain stockholder approval prior to the closing of such Sale Agreement; and (c) include a deadline of August 31, 2018 for N&B Energy’s due diligence under the Sale Agreement.

Additionally, in order to avoid the significant time required to file a proxy statement with the Securities and Exchange Commission, clear comments with the Securities and Exchange Commission, hold a meeting and obtain stockholder approval, and because such stockholder approval was not required pursuant to applicable law or the rules of the NYSE American, the Company’s management determined to not seek stockholder approval, but to instead seek a third-party opinion as to the fairness of the transaction to the Company’s stockholders.

Second Amendment to Sale Agreement

On September 24, 2018, the Company, N&B Energy and CE Operating, LLC, the Company’s wholly-owned subsidiary (“CE Operating”), entered into a Second Amendment to Asset Purchase Agreement (the “Second Amendment”), which amended the terms of the Sale Agreement. Pursuant to the Second Amendment, the Company, N&B Energy and CE Operating agreed (a) to clarify that all of the representations of the Company made in the Sale Agreement relating to portions of the Disposed Assets held in the name of CE Operating shall be deemed made by CE Operating and not the Company and that CE Operating shall be deemed a party to the Sale Agreement, solely in order to make such representations; and (b) to extend the deadline for closing the transactions contemplated by the Sale Agreement to September 26, 2018, or such other date as the Company and N&B shall agree upon in writing.

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

Pursuant to the Assumption Agreement, N&B Energy agreed to assume all of the Company’s liabilities and obligations owed to IBC Bank under the Company’s prior note, loan agreement and related documents with IBC Bank (the “Loan Documents”), the amount due under and in connection which was secured by (a) an Oil and Gas Mortgage, Security Agreement, Financing Statement and Assignment of Production (Oklahoma) dated August 25, 2016, covering all of the Company’s right, title and interest in and to certain oil, gas and mineral leases and/or minerals, mineral interests and estates located in Lincoln, Payne, and Logan Counties, Oklahoma; (b) an Oil and Gas Mortgage, Security Agreement, Financing Statement and Assignment of Production (Oklahoma) dated August 1, 2018, covering all of the Company’s right, title, and interest in and to certain oil, gas, and mineral leases and/or mineral interests and estates located in Okfuskee County, Oklahoma (collectively, the “Orion Interests”); and (c) the Mortgage, Deed of Trust, Assignment, Security Agreement and Financing Statement dated as of August 25, 2016, covering the Company’s mineral interests located in Glasscock County, Texas (collectively, the “West Texas Properties”).

Additionally, pursuant to the Assumption Agreement, IBC Bank approved the transactions contemplated by the Sale Agreement and the assumption by N&B Energy of all of the amounts and liabilities which the Company owed to IBC Bank (the “IBC Obligations”) and N&B Energy agreed to assume all of the IBC Obligations. Finally, pursuant to the Assumption Agreement, IBC Bank released and forever discharged the Company and CE Operating and each of their current and former officers, directors, and stockholders, from all covenants, agreements, obligations, claims and demands of any kind, whether in law or at equity, which IBC Bank then had, arising out of or related to the amounts which the Company owed to IBC Bank under the Note, Loan Agreement or mortgages and/or under such documents or agreements, and further agreed to release the lien which IBC Bank then held on the West Texas Properties.

N&B Energy Sale Agreement Closing

On September 26, 2018, the transactions contemplated by the Sale Agreement closed and N&B Energy assumed all of the IBC Obligations (pursuant to the Assumption Agreement described above) and paid the Company $100 in cash, and the Company transferred ownership of the Disposed Assets to N&B Energy.

Notwithstanding the sale of the Disposed Assets, the Company retained its assets in Glasscock County and Hutchinson Counties, Texas and also retained a 12.5% production payment (effective until a total of $2.5 million has been received); a 3% overriding royalty interest in its existing Okfuskee County, Oklahoma asset; and retained an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignment of Overriding Royalty Interests.

The effective date of the Sale Agreement was August 1, 2018. The Assets were assigned “as is” with all faults.

As a result of the Assumption Agreement and the Sale Agreement, the Company reduced its liabilities by $37.9 million and its assets by approximately $12.1 million.

Discover Transactions

On October 5, 2017, the Company and the Investor, a greater than 5% stockholder of the Company, entered into a Stock Purchase Agreement, amended on March 2, 2018 (as amended, the “October 2017 Purchase Agreement”) pursuant to which the Company agreed to sell, pursuant to the terms thereof, 1,683 shares of our Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) for $16 million (a 5% original issue discount to the face value of such shares), subject to certain conditions set forth therein.

During the year ended March 31, 2018, the Company sold the Investor an aggregate of 633 shares of Series C Preferred Stock for $6 million under the terms of the October 2017 Purchase Agreement.

During the years ended March 31, 2019 and 2018, the Company sold 1,577 and 738 shares of Series C Preferred Stock pursuant to the terms of the October 2017 Purchaser Agreement, October 2018 Purchase Agreement and November 2018 Purchase Agreement, for total consideration of $7 million and $15 million, respectively. As of March 31, 2018 and 2019, there were 1,132 and 2,305 shares of Series C Preferred Stock outstanding, respectively.

During the years ended March 31, 2019 and 2018, the Investor converted 404 and 10 shares of the Series C Preferred stock with a face value of $4.04 million and $0.1 million and was issued shares of common stock and additional shares of common stock in dividend premium shares totaling 16,390 and 4.4 million, respectively, during such periods.

On October 31, 2018, the Investor converted the entire $495,000 of principal owed under the terms of a convertible debenture, into an aggregate of 801,507 shares of common stock, including 6,092 shares of common stock issuable upon conversion of the principal amount thereof (at a conversion price of $81.25 per share), and 795,414 shares in connection with conversion premiums due thereon (at an initial conversion price, as calculated as provided in such debenture, of $1.53 per share). A total of 100,000 of such shares were issued to the Investor in connection with the initial conversion and the remaining shares were held in abeyance subject to the Investor’s 9.99% ownership limitation, to be issued from time to time, at the request of the Investor. Subsequent to the October 31, 2018 conversion date, the Investor was due an additional 47,645,285 shares of common stock in connection with true ups associated with the original issuance, as a result of the conversion price of the conversion premiums falling to $0.025 per share pursuant to the terms of the convertible debenture. Through March 31, 2019, a total of 11,761,418 of the conversion shares had been issued and the remainder of the shares were held in abeyance subject to the Investor’s 9.99% ownership limitation, to be issued from time to time, at the request of the Investor.

From the date of the October 31, 2018 conversion of the debenture through June 24, 2019, the Investor has been issued approximately 40.3 million shares of common stock as true-ups on shares issued upon conversion of the debenture. As of June 25, 2019, the Investor was still due 7,883,310 shares in connection with true ups on the conversion of the Debenture, which shares are being held in abeyance until such time, as ever, as such shares can be issued to the Investor without the Investor exceeding the 4.99% ownership limitation set forth in the Debenture.

October 2018 Purchase Agreement

On October 29, 2018 and effective October 26, 2018, we and the Investor, entered into a Stock Purchase Agreement (as amended from time to time, the “October 2018 Purchase Agreement”).

Under the terms of the October 2018 Purchase Agreement, the Investor purchased 369 shares of Series C Preferred Stock on the closing date of the agreement, October 29, 2018, for $3.5 million.

Pursuant to the October 2018 Purchase Agreement, as long as the Investor holds any shares of Series C Preferred Stock, we agreed that we would not issue or enter into or amend an agreement pursuant to which we may issue any shares of common stock, other than (a) for restricted securities with no registration rights, (b) in connection with a strategic acquisition, (c) in an underwritten public offering, or (d) at a fixed price; or issue or amend any debt or equity securities convertible into, exchangeable or exercisable for, or including the right to receive, shares of common stock (i) at a conversion price, exercise price or exchange rate or other price that is based upon or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of the security or (ii) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock.

Additionally, provided that we have not materially breached the terms of the October 2018 Purchase Agreement, we may at any time, in our sole and absolute discretion, repurchase from Investor all, but not less than all, of the then outstanding shares of Series C Preferred Stock sold pursuant to the agreement by paying to Investor 110% of the aggregate face value of all such shares.

We also agreed to provide the Investor a right of first offer to match any offer for financing we receive from any person while the shares of Series C Preferred Stock sold pursuant to the October 2018 Purchase Agreement are outstanding, except for debt financings not convertible into common stock, which are excluded from such right to match.

Finally, we agreed that if we issue any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to Investor, then we would notify Investor of such additional or more favorable term and such term, at Investor’s option, may become a part of the transaction documents with Investor.

The October 2018 Purchase Agreement includes customary provisions requiring that the Company indemnify the Investor against certain losses; representations and warranties and covenants.

November 2018 Purchase Agreement

On November 23, 2018 and effective November 23, 2018, we and the Investor entered into a Stock Purchase Agreement, which was amended on December 3, 2018 (as amended to date, and from time to time, the “November 2018 Purchase Agreement”).

Under the terms of the November 2018 Purchase Agreement, the Investor agreed to purchase up to 2,941 shares of Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock” and the “Maximum Shares”) from the Company for an aggregate of $28 million, including purchasing 263 shares of Series C Preferred Stock, in consideration for $2.5 million on December 4, 2018 (the “Initial Closing”), and additional shares of Series C Preferred Stock, in such amount(s) requested by the Company, from time to time, up to the remaining amount of Series C Preferred Stock available to be sold under the November 2018 Purchase Agreement, until the Maximum Shares are sold, subject in each case to the Closing Conditions.

Closing conditions required to be met in order to require the Investor to purchase the Series C Preferred Stock shares described above at each of the closings include, among other things, that (a) the Company’s common stock is required to be listed for and currently trading on the NYSE American market or a higher trading market; (b) except for the Initial Closing, the Company is required to be in compliance with all requirements to maintain such listing and there cannot be any notice of any suspension or delisting with respect to the trading of the shares of common stock on such trading market; (c) the Company is required to have duly authorized shares of common stock reserved for issuance to Investor in an amount equal to three times the number of shares sufficient to immediately issue all shares of common stock potentially issuable upon conversion of the Series C Preferred Stock sold to Investor (collectively, the “Conversion Shares”) and any other agreements with Investor; (d) except with regard to the Initial Closing, (i) requiring that for each sale of $800,000 of Series C Preferred Stock, in additional closings after the Initial Closing, that an aggregate dollar trading volume of at least $10 million must have traded on NYSE American during regular trading hours, from the trading day after the immediately prior closing until the trading day immediately before the relevant closing, but expressly excluding all volume traded on any days that the Investor is prevented or delayed from reselling shares of common stock (“Excluded Days”); and (ii) the Company’s common stock is required to have a volume weighted average price on the NYSE American for the prior trading day of at least $0.10 per share of common stock (the “Floor Price”), (e) except with regard to the Initial Closing, the additional listing of all of the Conversion Shares must be approved by the NYSE American; and (f) except with regard to the Initial Closing, the Company must have provided written notice to the Investor of its intent to move forward with the applicable closing at least 10 days prior to the applicable closing date, provided that if any such conditions are not met on the date initially set for such closing, each closing will occur as soon thereafter as they are met, if ever (collectively, the “Closing Conditions”). The closing of the sales of Series C Preferred Stock as described above are subject to closing conditions which may not be met timely, if at all, and as such, we may not ever sell any shares of Series C Preferred Stock under the November 2018 Purchase Agreement. In the event a Trigger Event occurs under the Series C Preferred Stock designation (as defined therein), the Investor can terminate its obligation to acquire any additional shares of Series C Preferred Stock under the November 2018 Agreement, and the Company may terminate the Company’s right to sell shares of Series C Preferred Stock at any time.

Pursuant to the November 2018 Purchase Agreement, as long as the Investor holds any shares of Series C Preferred Stock, we agreed that we would not issue or enter into or amend an agreement pursuant to which we may issue any shares of common stock, other than (a) for restricted securities with no registration rights, (b) in connection with a strategic acquisition, (c) in an underwritten public offering, or (d) at a fixed price; or issue or amend any debt or equity securities convertible into, exchangeable or exercisable for, or including the right to receive, shares of common stock (i) at a conversion price, exercise price or exchange rate or other price that is based upon or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of the security, or (ii) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock.

Additionally, provided that we have not materially breached the terms of the November 2018 Purchase Agreement, we may at any time, in our sole and absolute discretion, repurchase from Investor all, but not less than all, of the then outstanding shares of Series C Preferred Stock sold pursuant to the agreement by paying to Investor 110% of the aggregate face value of all such shares.

We also agreed to provide the Investor a right of first offer to match any offer for financing we receive from any person while the shares of Series C Preferred Stock sold pursuant to the November 2018 Purchase Agreement are outstanding, except for debt financings not convertible into common stock, which are excluded from such right to match.

Finally, we agreed that if we issue any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to Investor, then we would notify Investor of such additional or more favorable term and such term, at Investor’s option, may become a part of the transaction documents with Investor.

The November 2018 Purchase Agreement includes customary provisions requiring that the Company indemnify the Investor against certain losses; representations and warranties and covenants.

Related Party Office Space Use

The entity which has provided the use of the Company’s Chief Financial Officer is providing our office space without charge to the Company.

Director Independence

During the year ended March 31, 2019, the Board determined that 67% of the Board is independent under the definition of independence and in compliance with the listing standards of the NYSE American listing requirements. Based upon these standards, the Board has determined that Mr. Miller and Mr. Zeidman are “independent” members of the Board of Directors as defined in Section 803(A) of the NYSE American Company Guide, and Mr. Schleizer is not “independent” due to his status as an officer of the Company (see “Item 10. Directors, Executive Officers and Corporate Governance”).

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Our Audit Committee of the Board of Directors approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Audit Fees

The aggregate fees billed by our independent auditors, GBH, CPAs, PC (“GBH”), which combined its practice with Marcum, LLP (“Marcum”) effective July 1, 2018, and Marcum LLP, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K for the years ended March 31, 2019 and 2018, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters ending June 30, September 30, and December 31, 2018 and 2017, were:

	2019	2018
Marcum	$104,500	$—
GBH CPAs, PC	$93,500	$140,500

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

The Audit Committee of the Board of Directors has considered the nature and amount of fees billed by GBH/Marcum and believes that the provision of services for activities unrelated to the audit is compatible with maintaining GBH/Marcum’s independence.

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

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBER ENERGY, INC.

BY:	/s/ Louis G. Schott
Louis G. Schott
Interim Chief Executive Officer
(Principal Executive Officer)

Dated: July 1, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis G. Schott	Interim Chief Executive Officer	July 1, 2019
Louis G. Schott	(Principal Executive Officer)

/s/ Robert Schleizer	Chief Financial Officer (Principal Financial	July 1, 2019
Robert Schleizer	and Accounting Officer) and Director

/s/ Fred S. Zeidman	Director	July 1, 2019
Fred S. Zeidman

/s/ James Miller	Director	July 1, 2019
James Miller

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated December 30, 2015+ (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Company with the SEC on December 31, 2015)

2.2	First Amendment to Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated April 20, 2016 and effective April 1, 2016 (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on April 25, 2016, and incorporated herein by reference)(File No. 001-32508)

2.3	Second Amendment to Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated August 25, 2016 (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

2.4	Third Amendment to Asset Purchase Agreement by and among the Company, as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated August 25, 2016 (Filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2017, and incorporated herein by reference)(File No. 001-32508)

2.5	Assignment of Membership Interest dated November 1, 2017, by and between Camber Energy, Inc. and Arkose Lease Partners, L.L.C. (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on January 24, 2018 and incorporated herein by reference) (File No. 001-32508)

2.6	Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser and Camber Energy, Inc., as Seller, dated July 12, 2018 (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on July 13, 2018 and incorporated herein by reference) (File No. 001-32508)

2.7	First Amendment to Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser and Camber Energy, Inc., as Seller, dated August 2, 2018 (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on August 7, 2018 and incorporated herein by reference) (File No. 001-32508)

2.8	Second Amendment to Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser, Camber Energy, Inc., as Seller and CE Operating, LLC, dated September 24, 2018 (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K, filed with the Commission on September 25, 2018 and incorporated herein by reference) (File No. 001-32508)

3.1	Amended and Restated Certificate of Designation of Lucas Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on August 25, 2016 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

3.2	Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on August 25, 2016 (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

3.3	Amendment to Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 25, 2018 (Filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed with the Commission on July 27, 2018 and incorporated herein by reference) (File No. 001-32508)

3.4	Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of our authorized shares of common stock from 200,000,000 to 500,000,000, as filed with the Secretary of State of Nevada on January 10, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on January 12, 2018 and incorporated herein by reference) (File No. 001-32508)

3.5	Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on March 1, 2018, and effective March 5, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on March 2, 2018 and incorporated herein by reference) (File No. 001-32508)

3.6	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Camber Energy, Inc. with the Secretary of State of the State of Nevada on December 20, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on December 26, 2018 and incorporated herein by reference)(File No. 001-32508)

3.7	Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of our authorized shares of common stock from 20,000,000 to 250,000,000, as filed with the Secretary of State of Nevada on April 10, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 11, 2019, and incorporated herein by reference)(File No. 001-32508)

3.8	Amended and Restated Bylaws (effective March 29, 2016) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

4.1	Form of Redeemable Convertible Subordinated Debenture (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

4.2	Form of Common Stock Purchase First Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

10.1	Form of Preferred Stock Purchase Agreement (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2016, and incorporated herein by reference)(File No. 001-32508)

10.2	Form of First Amendment to Stock Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 2, 2016, and incorporated herein by reference)(File No. 001-32508)

10.3***	Loan Agreement dated August 25, 2016, between Lucas Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as guarantors, and International Bank of Commerce, as lender (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.4	Real Estate Lien Note dated August 25, 2016, by Lucas Energy, Inc., as borrower in favor of International Bank of Commerce, as lender (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.5	Security Agreements dated August 25, 2016 by Lucas Energy, Inc. in favor of International Bank of Commerce (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.6	Form of Limited Guaranty Agreement in favor of International Bank of Commerce dated August 25, 2016 (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.7	Second Amendment to Stock Purchase Agreement dated September 29, 2016 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2016, and incorporated herein by reference)(File No. 001-32508)

10.8	Form of Third Amendment to Stock Purchase Agreement dated November 17, 2016 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2016, and incorporated herein by reference)(File No. 001-32508)

10.9***	Service Agreement, dated as of April 27, 2017 and effective May 1, 2017, by and between Camber Energy, Inc. and Enerjex Resources (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 1, 2017 and incorporated herein by reference)(File No. 001-32508)

10.10***	Severance Agreement and Release between Anthony C. Schnur and the Company dated June 2, 2017 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on June 6, 2017 and incorporated herein by reference)(File No. 001-32508)

10.11***	Termination Agreement dated May 23, 2017, between Camber Energy, Inc. and Richard N. Azar, II (Filed as Exhibit 10.52 to the Company’s Annual Report on Form 8-K for the year ended March 31, 2017, filed with the Commission on July 14, 2017 and incorporated herein by reference)(File No. 001-32508)

10.12	Funding Agreement with Vantage Fund, LLC dated June 7, 2017 and effective August 2, 2017 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on August 11, 2017 and incorporated herein by reference)(File No. 001-32508)

10.13	Assignment dated August 2, 2017 to Vantage Fund, LLC (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on August 11, 2017 and incorporated herein by reference)(File No. 001-32508)

10.14	Warrant to Purchase 64,000 Shares of Common Stock granted to Vantage Fund, LLC, dated August 2, 2017 (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on August 11, 2017 and incorporated herein by reference)(File No. 001-32508)

10.15	Form of Stock Purchase Agreement relating to the purchase of $16 million in shares of Series C Redeemable Convertible Preferred Stock dated October 5, 2017 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on October 5, 2017 and incorporated herein by reference)(File No. 001-32508)

10.16	Letter Agreement dated November 9, 2017, between Camber Permian LLC, NFP Energy LLC and Fortuna Resources Permian, LLC (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on November 15, 2017 and incorporated herein by reference) (File No. 001-32508)

10.17	Assignment, Bill of Sale and Conveyance to Fortuna Resources Permian, LLC dated November 9, 2017 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on November 15, 2017 and incorporated herein by reference) (File No. 001-32508)

10.18	Assignment of Overriding Royalty Interest from CATI Operating, LLC, as assignor, to Louise Herrington Ornelas Trust, as assignee, effective December 13, 2017 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on January 24, 2018 and incorporated herein by reference) (File No. 001-32508)

10.19	Extension Agreement between Camber Energy, Inc. and International Bank of Commerce relating to the August 30, 2017 payment (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on January 30, 2018 and incorporated herein by reference) (File No. 001-32508)

10.20	Extension and/or Modification and Release Agreement Commercial Indebtedness effective September 30, 2017, by Camber Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as pledgors, and International Bank of Commerce, as lender (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on January 30, 2018 and incorporated herein by reference) (File No. 001-32508)

10.21	Extension and/or Modification and Release Agreement Commercial Indebtedness effective October 30, 2017, by Camber Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as pledgors, and International Bank of Commerce, as lender (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on January 30, 2018 and incorporated herein by reference) (File No. 001-32508)

10.22	Extension and/or Modification and Release Agreement Commercial Indebtedness effective November 30, 2017, by Camber Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as pledgors, and International Bank of Commerce, as lender (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on January 30, 2018 and incorporated herein by reference) (File No. 001-32508)

10.23	Extension and/or Modification and Release Agreement Commercial Indebtedness effective December 30, 2017, by Camber Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as pledgors, and International Bank of Commerce, as lender (Filed as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2017, filed with the Commission on February 14, 2018 and incorporated herein by reference) (File No. 001-32508)

10.24	Form of Amendment to Stock Purchase Agreement dated March 2, 2018 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on March 5, 2018 and incorporated herein by reference) (File No. 001-32508)

10.25***	Separation and Release Agreement between Camber Energy, Inc. and Richard N. Azar II dated May 25, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

10.26***	Common Stock Purchase Warrant granted to Richard N. Azar II dated May 25, 2018 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

10.27***	Engagement Letter with Fides Energy LLC/Louis G. Schott dated May 25, 2018 (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

10.28	Agreement in Connection with the Loan by and Between Camber Energy, Inc. and International Bank of Commerce (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on August 7, 2018 and incorporated herein by reference) (File No. 001-32508)

10.29	Assumption Agreement dated September 26, 2018, by and between International Bank of Commerce, Camber Energy, Inc., CE Operating, LLC, N&B Energy, LLC, Richard N. Azar, II, RAD2 Minerals, Ltd., Donnie B. Seay, and DBS Investments, Ltd. (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.30	Assignment of Production Payment, effective August 1, 2018, by and among N&B Energy, LLC and CE Operating, LLC (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.31	Assignment of Overriding Royalty Interest, effective August 1, 2018, by CE Operating, LLC in favor of Camber Royalties, LLC (Orion Properties) (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.32	Assignment of Overriding Royalty Interest, effective August 1, 2018, by N&B Energy, LLC in favor of Camber Royalties, LLC (TAW Leases) (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.33	Form of Stock Purchase Agreement relating to the purchase of $3.5 million in shares of Series C Redeemable Convertible Preferred Stock dated October 26, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on November 1, 2018 and incorporated herein by reference) (File No. 001-32508)

10.34	Consulting Agreement dated November 15, 2018, by and between Camber Energy, Inc. and Regal Consulting (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on November 20, 2018 and incorporated herein by reference) (File No. 001-32508)

10.35	Form of Stock Purchase Agreement relating to the purchase of $28 million in shares of Series C Redeemable Convertible Preferred Stock dated November 23, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on November 23, 2018 and incorporated herein by reference) (File No. 001-32508)

10.36	Form of First Amendment to Stock Purchase Agreement relating to the purchase of $28 million in shares of Series C Redeemable Convertible Preferred Stock dated December 3, 2018 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on December 7, 2018 and incorporated herein by reference) (File No. 001-32508)

10.37	Digital Marketing Agreement dated February 13, 2019 by and between Camber Energy, Inc. and SylvaCap Media (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, filed with the Commission on February 14, 2019, and incorporated herein by reference)(File No. 001-32508)

10.38	First Amendment to Consulting Agreement dated February 13, 2019 by and between Camber Energy, Inc. and Regal Consulting (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, filed with the Commission on February 14, 2019, and incorporated herein by reference)(File No. 001-32508)

10.39***	Camber Energy, Inc. Amended and Restated 2014 Stock Incentive Plan (Filed as Exhibit 4.1 to the Company’s Report on Form 8-K, filed with the Commission on February 22, 2019, and incorporated herein by reference)(File No. 001-32508)

10.40	Agreed Conversion Agreement dated May 15, 2019, by and between Camber Energy, Inc. and Alan Dreeben

(Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 21, 2019, and incorporated herein by reference)(File No. 001-32508)

10.41***	December 1, 2017 Letter Agreement between Camber Energy, Inc. and BlackBriar Advisors LLC

16.1	Letter dated August 2, 2018 from GBH CPAs, PC to the Securities and Exchange Commission (Filed as Exhibit 16.1 to the Company’s Report on Form 8-K, filed with the Commission on August 2, 2018 and incorporated herein by reference) (File No. 001-32508)

21.1*	Subsidiaries

23.1*	Consent of Marcum LLP

23.2*	Consent of GBH CPAs, PC

23.3*	Consent of Graves & Co. Consulting LLC

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer

31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer

32.2**	Section 906 Certification of Periodic Report of Principal Financial Officer

99.1*	Report of Graves & Co. Consulting LLC

99.2	Charter of the Audit and Ethics Committee (Filed as Exhibit 14.3 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009 and incorporated herein by reference)

99.3	Charter of the Compensation Committee (Filed as Exhibit 14.5 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009 and incorporated herein by reference)

99.4	Charter Of The Nominating And Corporate Governance Committee (Filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2013, filed with the Commission on June 28, 2013, and incorporated herein by reference)

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.LAB	XBRL Label Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.

*101.DEF	XBRL Definition Linkbase Document.

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