Form 10-Q
period 2019-06-30
CAMBER ENERGY, INC.
filed 2019-08-14
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(210) 998-4035

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	CEI	NYSE American

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	26,128,200 (as of August 14, 2019)

CAMBER ENERGY, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAMBER ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	March 31, 2019
ASSETS
Current Assets
Cash	$6,404,817	$7,778,723
Accounts Receivable, Net of Allowance	124,338	129,037
Other Current Assets	146,132	263,205
Total Current Assets	6,675,287	8,170,965

Property and Equipment
Oil and Gas Properties - Subject to Amortization	50,537,213	50,528,953
Oil and Gas Properties - Not Subject to Amortization	28,016,989	28,016,989
Other Property and Equipment	1,570	1,570
Total Property and Equipment	78,555,772	78,547,512
Accumulated Depletion, Depreciation, Amortization and Impairment	(78,338,567)	(78,334,324)
Total Property and Equipment, Net	217,205	213,188
Other Assets	273,519	198,519
Total Assets	$7,166,011	$8,582,672
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$1,386,287	$1,521,329
Common Stock Payable	27,690	303,340
Accrued Expenses	246,167	276,133
Current Income Taxes Payable	3,000	3,000
Total Current Liabilities	1,663,144	2,103,802

Asset Retirement Obligation	312,069	303,809
Derivative Liability	—	5
Total Liabilities	1,975,213	2,407,616

Commitments and Contingencies (see Note 8)

Stockholders’ Equity (Deficit)
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par Value, -0- Shares issued and Outstanding	—	—
Preferred Stock Series B, 600,000 Shares Authorized of $0.001 Par Value, 0 and 44,000 Shares issued and Outstanding, respectively	—	44
Preferred Stock Series C, 5,000 Shares Authorized of $0.001 Par Value, 2,305 Shares issued and Outstanding, Liquidation Preference of $23,050,000	2	2
Common Stock, 250,000,000 Shares Authorized of $0.001 Par Value, 1,952,679 and 672,103 Shares Issued and Outstanding, respectively	1,953	672
Additional Paid-in Capital	150,675,015	152,250,964
Stock Dividends Distributable	10,019,895	8,141,843
Accumulated Deficit	(155,506,067)	(154,218,469)
Total Stockholders’ Equity	5,190,798	6,175,056
Total Liabilities and Stockholders’ Equity	$7,166,011	$8,582,672

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30,
	2019	2018
Operating Revenues
Crude Oil	$93,699	$200,069
Natural Gas	7,204	473,513
Natural Gas Liquids	20,448	1,021,114
Total Revenues	121,351	1,694,696

Operating Expenses
Lease Operating Expenses	123,557	1,411,667
Severance and Property Taxes	2,574	82,760
Depreciation, Depletion, Amortization, and Accretion	4,242	327,200
Impairment of Oil and Gas Properties	—	531,657
General and Administrative	1,331,991	1,883,049
Total Operating Expenses	1,462,364	4,236,333

Operating Loss	(1,341,013)	(2,541,637)

Other Expense (Income)
Interest Expense	847	965,296
Other Expense (Income), Net	(54,262)	5,164
Total Other (Income) Expenses	(53,415)	970,460

Net Loss	$(1,287,598)	$(3,512,097)

Net Loss Per Common Share
Basic and Diluted	$(4.13)	$(277.10)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	767,389	15,202

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Stock		Total
	Number		Number		Number		Number		Paid-In	Divided	Accumulated	Stockholders’
	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Capital	Distributable	Deficit	(Deficit) Equity
Balances, March 31, 2018	—	$—	408,508	$409	1,132	$1	9,214	$9	$141,429,932	$2,467,910	$(170,861,622)	$(26,963,361)
Common Shares issued for:
Conversion of Series C Preferred Stock	—	—	—	—	(251)	—	16,227	16	(16)	—	—	—
Payment of Series B Dividend	—	—	—	—	—	—	3	—	1,348	(1,348)	—	—
Share-Based Compensation	—	—	—	—	—	—	—	—	343,730	—	—	343,730
Conversion of Debenture	—	—	—	—	—	—	227	—	—	—	—	—
Warrants - Abeyance	—	—	—	—	—	—	493	1	(1)	—	—	—
Issuance of Series C Preferred Shares for Cash Proceeds	—	—	—	—	210	—	—	—	2,000,000	—	—	2,000,000
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	(698,996)	698,996	—	—
Net Loss	—	—	—	—	—	—	—	—	—	—	(3,512,097)	(3,512,097)
Balances, June 30, 2018	—	$—	408,508	$409	1,091	$1	26,614	$26	$143,075,997	$3,165,558	$(174,373,719)	$(28,131,728)

Balances, March 31, 2019	—	$—	44,000	$44	2,305	$2	672,103	$672	$152,250,964	$8,141,843	$(154,218,469)	$6,175,056
Common Shares issued for:
Conversion of Series B Preferred Stock	—	—	(44,000)	(44)	—	—	20	—	44	—	—	—
Payment of Series B Dividend	—	—	—	—	—	—	—	—	3	(3)	—	—
Conversion of Debenture- Abeyance	—	—	—	—	—	—	1,250,401	1,250	(1,250)	—	—	—
Payment for Consulting Fees	—	—	—	—	—	—	30,000	30	303,310	—	—	303,340
Rounding Adjustment for Split	—	—	—	—	—	—	154	1	(1)	—	—	—
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	(1,878,055)	1,878,055	—	—
Net Loss	—	—	—	—	—	—	—	—	—	—	(1,287,598)	(1,287,598)
Balances, June 30, 2019	—	$—	—	$—	2,305	$2	1,952,679	$1,953	$150,675,015	$10,019,895	$(155,506,067)	$5,190,798

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities
Net Loss	$(1,287,598)	$(3,512,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	4,242	327,200
Impairment of Oil and Gas Properties	—	531,657
Bad debt Expense	17,694	—
Share-Based Compensation	27,690	343,730
Change in Fair Value of Derivative Liability	(5)	252,709
Changes in operating assets and liabilities:
Accounts Receivable	(12,995)	(36,091)
Other Current Assets	117,073	228,733
Accounts Payable and Accrued Expenses	(165,007)	617,852
Net Cash Used in Operating Activities	(1,298,906)	(1,246,307)

Cash Flows from Investing Activities
Cash Paid for Oil and Gas Property Development Costs	—	(763,266)
Cash Paid for Deposits	(75,000)	(141,009)
Net Cash Used in Investing Activities	(75,000)	(904,275)

Cash Flows from Financing Activities
Proceeds from Issuance of Series C Preferred Stock	—	2,000,000
Net Cash Provided by Financing Activities	—	2,000,000

Decrease in Cash and Restricted Cash	(1,373,906)	(150,582)
Cash and Restricted Cash at Beginning of the Period	7,778,723	789,151
Cash and Restricted Cash at End of the Period	$6,404,817	$638,569

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

 NOTES TO FINANCIAL STATEMENTS

 (Unaudited)

NOTE 1 – GENERAL

 On July 9, 2019, Camber Energy, Inc. (“Camber” or the “Company”) acquired Lineal Star Holdings, LLC (“Lineal”), a specialty construction and oil and gas services enterprise providing services to the energy industry and as a result of the acquisition, is transitioning from an oil and gas company, to an enterprise primarily focused on providing oil and gas services, and anticipates that in future periods the majority of its revenue and expenses will be generated by, and used by, respectively, Lineal and its subsidiaries (see further discussion in “Note 15 – Subsequent Events”).

Subsequent to the sale of its assets in Oklahoma to N&B Energy, LLC (“N&B Energy”) effective August 1, 2018 (see further discussion in “Note 2 – Liquidation and Going Concern Considerations”), Camber retained its assets in Glasscock County and operates in Hutchinson County, Texas. Additionally, as part of the sale of its assets to N & B Energy, the Company also retained a 12.5% production payment (effective until a total of $2.5 million has been received); a 3% overriding royalty interest in its existing Okfuskee County, Oklahoma asset; and an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignments of Overriding Royalty Interests. No payments were received in regards to any of the retained items noted above through June 30, 2019.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Camber’s annual report filed with the SEC on Form 10-K for the year ended March 31, 2019. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2019 as reported in the Form 10-K have been omitted.

On March 1, 2018, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect a 1-for-25 reverse stock split of all outstanding common stock shares of the Company. The reverse stock split was effective on March 5, 2018. The effect of the reverse stock split was to combine every 25 shares of outstanding common stock into one new share, with no change in authorized shares or par value per share. On December 20, 2018, the Company filed a Certificate of Change with the Secretary of State of Nevada to effect another 1-for-25 reverse stock split of the Company’s (a) authorized shares of common stock (from 500,000,000 shares to 20,000,000 shares); and (b) issued and outstanding shares of common stock. The reverse stock split was effective on December 24, 2018. The effect of the reverse stock split was to combine every 25 shares of outstanding common stock into one new share, with a proportionate 1-for-25 reduction in the Company’s authorized shares of common stock, but no change in the par value per share of the common stock. Effective on April 10, 2019, the Company filed, with the Secretary of State of Nevada, a Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of the Company’s authorized shares of common stock, $0.001 per value per share, from 20,000,000 shares to 250,000,000 shares. On July 3, 2019, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect another 1-for-25 reverse stock split of all outstanding common stock shares of the Company. The reverse stock split was effective on July 8, 2019. The effect of the reverse stock split was to combine every 25 shares of outstanding common stock into one new share, with no change in authorized shares (250,000,000 shares of common stock) or par value per share, and to reduce the number of common stock shares outstanding from approximately 53.9 million shares to approximately 2.2 million shares (prior to rounding). Proportional adjustments were made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans in connection with each of the reverse splits described above. The reverse stock splits did not affect any stockholder’s ownership percentage of the Company’s common stock, except to the limited extent that the reverse stock splits resulted in any stockholder owning a fractional share. Fractional shares of common stock were rounded up to the nearest whole share based on each holder’s aggregate ownership of the Company. All issued and outstanding shares of common stock, conversion terms of preferred stock, options and warrants to purchase common stock and per share amounts contained in the financial statements, in accordance with SAB TOPIC 4C, have been retroactively adjusted to reflect the reverse splits for all periods presented.

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At June 30, 2019, the Company’s total current assets of $6.7 million exceeded its total current liabilities of approximately $1.7 million, resulting in working capital of $5.0 million, while at March 31, 2019, the Company’s total current assets of $8.2 million exceeded its total current liabilities of approximately $2.1 million, resulting in working capital of $6.1 million. The $1.1 million decrease in working capital is primarily related to general and administrative costs incurred during the quarter ended June 30, 2019, including costs related to the Lineal acquisition.

Management believes that with the elimination of its outstanding debt and the funds raised through equity transactions, along with revenues the Company anticipates generating through Lineal, the Company has sufficient capital to fund operating costs and planned capital expenditures through the end of August 2020. Additionally, moving forward, management intends to use a portion of the Company’s working capital (including $4 million which was set aside for acquisitions as of the closing of the Lineal transaction) to facilitate other targeted acquisitions and mergers. If additional financing is required to consummate transactions, management intends to seek additional equity and debt financing, as needed, of which no financing arrangements are currently in place.

As discussed in “Note 6 – Notes Payable and Debenture”, the Company borrowed $40 million from IBC effective August 25, 2016. The proceeds of the loan were used to repay and refinance approximately $30.6 million of indebtedness owed by certain sellers in the Company’s August 2016 asset acquisition (the “Acquisition”) to International Bank of Commerce (“IBC” or “IBC Bank”) as part of the closing of the Acquisition. As of June 30, 2018, the Company was not in compliance with certain covenants of the loan agreement, including requiring the Company to maintain a net worth of $30 million, the Company was in default of the terms of the loan, and the balance of the loan due to IBC of $36.9 million (less unamortized debt issuance costs of approximately $1.3 million), was recognized as a short-term liability on the Company’s balance sheet as of June 30, 2018. The Company also recognized approximately $460,000 in accrued interest as of June 30, 2018 related to this note. In conjunction with the “Assumption Agreement” (discussed below under “Assumption Agreement”), the Company reduced its liabilities by $37.9 million, including all of the outstanding amounts due to IBC, and its assets by approximately $12.1 million, and has no secured debt outstanding as of June 30, 2019.

During the three months ended June 30, 2019 and 2018, the Company sold 0 and 210 shares of Series C Preferred Stock pursuant to the terms of an October 2017 Stock Purchase Agreement, for total consideration of $0 and $2 million, respectively.

N&B Energy Asset Disposition Agreement

On July 12, 2018, the Company entered into an Asset Purchase Agreement (as amended by the First Amendment to the Sale Agreement dated August 3, 2018 and the Second Amendment to Sale Agreement dated September 24, 2018, the “Sale Agreement”), as seller, with N&B Energy, LLC as purchaser, which entity is affiliated with Richard N. Azar II, the Company’s former Chief Executive Officer and former director (“N&B Energy”), and Donnie B. Seay, the Company’s former director. Pursuant to the Sale Agreement, the Company agreed to sell to N&B Energy a substantial portion of its assets, including all of the assets acquired pursuant to the terms of the December 31, 2015 Asset Purchase Agreement and certain other more recent acquisitions, other than the production payment and overriding royalty interests discussed below (the “Disposed Assets”). In consideration for the Disposed Assets, N&B Energy agreed to pay the Company $100 in cash to assume the Company’s liabilities and contractual obligations in connection with the Disposed Assets (including lease and bonus payments), to assume all of the Company’s obligations and debt owed under its outstanding loan agreement with IBC Bank, which had a then outstanding principal balance of approximately $36.9 million and the other parties agreed to enter into a settlement agreement.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its March 31, 2019 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies since March 31, 2019 which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform them with the current year presentation.

Recently Adopted Accounting Pronouncements

Accounting Standards Codification (ASC) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on April 1, 2018, using the modified retrospective method applied to contracts that were not completed as of April 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While the Company does not expect 2020 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning April 1, 2018. Refer to “Note 9 – Revenue from Contracts with Customers” for additional information.

 In November 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending the presentation of restricted cash within the consolidated statements of cash flows. The new guidance requires that restricted cash be added to cash and cash equivalents on the consolidated statements of cash flows. The Company adopted this ASU on April 1, 2018.

Following is a summary of cash and cash equivalents and restricted cash:

	June 30, 2019	March 31, 2019
Cash, cash equivalents and restricted cash	$6,404,817	$7,778,723

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

 In February 2016, the FASB issued ASU No. 2016.02 “Leases (Topic 842)”. The new lease guidance supersedes Topic 840. The core principle of the guidance is that entities should recognize the assets and liabilities that arise from leases. Topic 840 does not apply to leases to explore for, or to use, minerals, oil, natural gas and similar nongenerative resources including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. In July 2018, the FASB issued “Leases (Topic 842): Targeted Improvements”, which provides entities with and alternative modified transition method to elect not to recast the comparative periods presented when adopting Topic 842. The Company adopted Topic 842 as of April 1, 2019, using the alternative modified transition, for which, comparative periods, including the disclosures related t o those periods, are not restated.

In addition, the Company elected practical expedients provided by the new standard, and the Company has elected to not reassess its prior conclusions about lese identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less which do not contain purchase options that the Company is reasonable likely to exercise). As a result of the short-term expedient election, the Company does not have leases that require the recording of a net lease asset and lease liability on the Company’s consolidated balance sheet or have a material impact on consolidated earnings or cash flows as of June 30, 2019. Moving forward, the Company will evaluate any new lease commitments for application of topic 842.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement,” which changes the disclosure requirements for fair value measurements by removing, adding, and modifying certain disclosures. The Company adopted ASU 2018-13 effective April 1, 2019. The adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

 The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

Costs of oil and natural gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $1.21 and $4.36 per barrel of oil equivalent for the three months ended June 30, 2019 and 2018, respectively.

All of Camber’s oil and natural gas properties are located in the United States. Costs being amortized at June 30, 2019 and March 31, 2019 are as follows:

	At June 30, 2019	At March 31, 2019
Oil and gas properties subject to amortization	$50,352,306	$50,352,306
Oil and gas properties not subject to amortization	28,016,989	28,016,989
Capitalized asset retirement costs	184,907	176,649
Total oil & natural gas properties	78,554,202	78,545,944
Accumulated depreciation, depletion, and impairment	(78,337,739)	(78,333,628)
Net Capitalized Costs	$216,463	$212,316

Impairments

For the three months ended June 30, 2019, the Company recorded no impairments. For the three months ended June 30, 2018, the Company recorded impairments totaling $531,657 which were due to lease expirations.

Additions and Depletion

During the three months ended June 30, 2019 and 2018, the Company incurred costs of approximately, $0 and $0.8 million, respectively, for technical and other capital enhancements to extend the lives of the Company’s wells. Additionally, the Company recorded approximately $4,000 and $325,000 for depletion for the three months ended June 30, 2019 and 2018, respectively.

Disposition of Oil and Natural Gas Properties

On July 12, 2018, the Company entered into an Asset Purchase Agreement (as amended by the First Amendment to the Sale Agreement dated August 3, 2018 and the Second Amendment to Sale Agreement dated September 24, 2018, the “Sale Agreement”), as seller, with N&B Energy as purchaser, which entity is affiliated with Richard N. Azar II, the Company’s former Chief Executive Officer and former director, and Donnie B. Seay, the Company’s former director. Pursuant to the Sale Agreement, the Company agreed to sell to N&B Energy a substantial portion of its assets, including all of the assets acquired pursuant to the terms of the December 31, 2015 Asset Purchase Agreement and certain other more recent acquisitions, other than the production payment and overriding royalty interests discussed below (the “Disposed Assets”). In consideration for the Disposed Assets, N&B Energy agreed to pay the Company $100 in cash, to assume all of the Company’s obligations and debt owed under its outstanding loan agreement with IBC Bank, which had a then outstanding principal balance of approximately $36.9 million, and certain other parties agreed to enter into a settlement agreement. The transaction closed in September 2018.

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

Office Lease

 In February 2016, the FASB issued ASU No. 2016.02 “Leases (Topic 842)”. The new lease guidance supersedes Topic 840. The core principle of the guidance is that entities should recognize the assets and liabilities that arise from leases. Topic 840 does not apply to leases to explore for, or to use, minerals, oil, natural gas and similar nongenerative resources including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. In July 2018, the FASB issued “Leases (Topic 842): Targeted Improvements”, which provides entities with and alternative modified transition method to elect not to recast the comparative periods presented when adopting Topic 842. The Company adopted Topic 842 as of April 1, 2019, using the alternative modified transition, for which, comparative periods, including the disclosures related t o those periods, are not restated.

In addition, the Company elected practical expedients provided by the new standard, and the Company has elected to not reassess its prior conclusions about lese identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less which do not contain purchase options that the Company is reasonable likely to exercise). As a result of the short-term expedient election, the Company does not have leases that require the recording of a net lease asset and lease liability on the Company’s consolidated balance sheet or have a material impact on consolidated earnings or cash flows as of June 30, 2019. Moving forward, the Company will evaluate any new lease commitments for application of topic 842.

In October 2018, the Company entered into a settlement agreement for the unexpired lease term of the Houston office and agreed to pay the landlord $100,000 plus $10,000 per month for each of the next 20 months. In the event that an aggregate of $150,000 was paid by April 15, 2019, in addition to the $100,000 payment made in October 2018, the remaining $50,000 of payments would be forgiven and waived. The Company made the payments prior to March 31, 2019, resulting in no remaining unpaid amounts at March 31, 2019. See also “Note 8 – Commitments and Contingencies – Legal Proceedings – MidFirst”.

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

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

 The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the future retirement of oil and natural gas properties for the three-month periods ended June 30, 2019 and 2018, respectively.

	2019	2018
Carrying amount at beginning of year	$303,809	$979,159
Accretion	2	2,264
Revisions of previous estimates	8,258	3,942
Carrying amount at end of year	$312,069	$985,365

NOTE 6 – NOTES PAYABLE AND DEBENTURE

The Company had no notes payable or debenture outstanding as of June 30, 2019 or March 31, 2019.

Debenture

On October 31, 2018, an accredited institutional investor, Discover Growth Fund (“Discover”) converted the entire $495,000 remaining balance of principal owed under the terms of a convertible debenture, into an aggregate of 32,060 shares of common stock, including 244 shares of common stock issuable upon conversion of the principal amount thereof (at a conversion price of $2,031.25 per share), and 31,816 shares in connection with conversion premiums due thereon (at an initial conversion price, as calculated as provided in such debenture, of $38.25 per share). A total of 4,000 of such shares were issued to Discover in connection with the initial conversion and the remaining shares were held in abeyance subject to Discover’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover. Subsequent to the October 31, 2018 conversion date, Discover was due an additional 1,905,811 shares of common stock in connection with true ups associated with the original issuance, as a result of the conversion price of the conversion premiums falling to $0.625 per share pursuant to the terms of the convertible debenture. Through June 30, 2019, a total of 1,720,858 of the conversion shares had been issued (including 1,250,401 during the quarter ended June 30, 2019) and the remainder of the shares were held in abeyance subject to Discover’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover, which shares have been fully issued to date.

Loan Agreement with International Bank of Commerce (“IBC”)

As of June 30, 2018, the Company was not in compliance with certain covenants of its $40 million loan agreement with IBC. Since the Company was in default of the terms of the loan, the balance of the loan due to IBC of $36.9 million (less unamortized debt issuance costs of approximately $1.3 million), was recognized as a short-term liability on the Company’s balance sheet as of March 31, 2018. The Company also recognized approximately $460,000 in accrued interest as of June 30, 2018 related to this note.

On September 26, 2018, the Company entered into the Assumption Agreement (See “Note 2 – Liquidity and Going Concern Considerations – N&B Energy Asset Disposition Agreement – Assumption Agreement”). Pursuant to the Assumption Agreement, N&B Energy agreed to assume all of the Company’s liabilities and obligations owed to IBC Bank and IBC Bank approved the transactions contemplated by the Sale Agreement and the assumption by N&B Energy of all of the amounts and liabilities which the Company owed to IBC Bank (the “IBC Obligations”). Finally, pursuant to the Assumption Agreement, IBC Bank released and forever discharged the Company and CE Operating and each of their current and former officers, directors, and stockholders, from all covenants, agreements, obligations, claims and demands of any kind, whether in law or at equity, which IBC Bank then had, arising out of or related to the amounts which the Company owed to IBC Bank under the Note, Loan Agreement or mortgages and/or under such documents or agreements, and further agreed to release the lien which IBC Bank then held on certain of the Company’s properties located in west Texas.

On September 26, 2018, the transactions contemplated by the Sale Agreement closed and N&B Energy assumed all of the IBC Obligations (pursuant to the Assumption Agreement described above) and paid the Company $100 in cash, and the Company transferred ownership of the Assets to N&B Energy.

NOTE 7 – DERIVATIVE LIABILITY

The Company has determined that certain warrants the Company has issued contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants’ exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The warrants granted to Ironman PI Fund II, LP contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the time. The amount of any such adjustment is determined in accordance with the provisions of the warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the time. The warrants expired on April 21, 2019.

Activities for derivative warrant instruments during the three months ended June 30, 2019 and 2018 were as follows:

	2019	2018
Carrying amount at beginning of period	$5	$5
Change in fair value	(5)	—
Carrying amount at end of period	$—	$5

The fair value of the derivative warrants was calculated using the Black-Scholes pricing model. Variables used in the Black Scholes pricing model as of June 30, 2018 include (1) discount rate of 1.91%, (2) expected term of .81 years, (3) expected volatility of 145.70%, and (4) zero expected dividends.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings. From time to time suits and claims against Camber arise in the ordinary course of Camber’s business, including contract disputes and title disputes. Camber records reserves for contingencies when information available indicates that a loss is probable, and the amount of the loss can be reasonably estimated.

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

Petroglobe Energy Holdings, LLC and Signal Drilling, LLC

In March 2019, Petroglobe Energy Holdings, LLC and Signal Drilling, LLC sued the Company in the 316th Judicial District of Hutchinson County, Texas (Cause No. 43781). The plaintiffs alleged causes of action relating to negligent misrepresentation; fraud and willful misconduct; gross negligence; statutory fraud; breach of contract; and specific performance, in connection with a purchase and sale agreement entered into between the parties in March 2018, relating to the purchase by plaintiffs of certain oil and gas assets from the Company, and a related joint venture agreement. The lawsuit seeks in excess of $600,000 in damages, as well as pre- and post-judgment interest, court costs and attorneys’ fees, and punitive and exemplary damages. The Company denies the plaintiffs’ claims and intends to vehemently defend itself against the allegations and file counter claims against the plaintiffs. Additionally, a portion of the revenues from the properties in contention are being held in suspense as a result of the lawsuit.

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

N&B Energy

On June 12, 2019, N&B Energy filed a petition in the District Court for the 285th Judicial District of Bexar County, Texas (Case #2019CI11816). Pursuant to the petition, N&B Energy raises claims for breach of contract, unjust enrichment, money had and received and disgorgement, in connection with $706,000 which it alleges it is owed under the Sale Agreement for true ups and post-closing adjustments associated therewith. The petition seeks amounts owed, pre- and post-judgment interest and attorney’s fees. The Company denies N&B Energy’s claims, believes it is owed approximately $400,000 related to the Sale Agreement and intends to vehemently defend itself against the allegations and claims and seek counterclaims. The Company is currently discussing settling the matter with N&B Energy through binding arbitration.

Settlement with Prior Chief Executive Officer. Effective on June 2, 2017, Mr. Anthony C. Schnur’s employment as Chief Executive Officer of the Company was terminated. In connection with such termination, the Company entered into a severance agreement with Mr. Schnur, which provided (as amended) for Mr. Schnur to be issued 8 shares of common stock and the payment of $168,000 in total compensation (payable over time). The payments owed as of March 31, 2018 of $79,025 were accrued and included in Accrued Expenses on the balance sheet. The settlement shares were issued in February 2018. During the year ended March 31, 2019, the Company paid all remaining amounts to Mr. Schnur pursuant to the original settlement. The Company and Mr. Schnur entered into an amendment to the severance agreement on April 8, 2019, pursuant to which the Company paid Mr. Schnur $10,000 in lieu of the payment of payroll taxes on amounts previously paid to Mr. Schnur under the original settlement.

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

Exploration and Production

There were no significant changes to the timing or valuation of revenue recognized for sales of production from exploration and production activities.

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates revenue by significant product type for the three months ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Oil sales	$93,699	$200,069
Natural gas sales	7,204	473,513
Natural gas liquids sales	20,448	1,012,114
Total revenue from customers	$121,351	$1,694,696

NOTE 10 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero percent for the 2020 and 2019 fiscal years as a result of net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the three months ended June 30, 2019 and 2018.

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

On April 20, 2018, Discover was issued 227 shares of common stock as a result of true-ups in connection with the August 23, 2017 conversion of $35,000 of the principal amount of the debenture held by Discover.

During the quarter ended June 30, 2018, the Company issued a stock dividend on the Series B Preferred Stock consisting of 3 shares (with fair value $877 based on a share price of $312.50 per share at June 30, 2018) of the Company’s common stock. Due to the fact that the Company is in a retained deficit position, the Company recognized a charge to additional paid in-capital of $877 and stock dividends distributable but not issued based on the par value of the common stock issued. During the quarter ended June 30, 2018, the Company issued 3 shares to settle a stock dividend accrued on Series B Preferred Stock.

On November 15, 2018, the Company entered into a consulting agreement with Regal Consulting, an investor relations firm, pursuant to which the firm agreed to provide the Company investor relations and consulting services for a period of six months, for monthly consideration of $28,000 and 320 restricted shares of the Company’s common stock. In January 2019, the Company issued 640 shares of restricted common stock to Regal Consulting for the months of November and December 2018, which shares were issued during the year ended March 31, 2019.  On February 13, 2019, and effective on January 31, 2019, the Company entered into a First Amendment to the Consulting Agreement previously entered into with Regal Consulting. Pursuant to the First Amendment, the parties agreed to expand the investor relations services required to be provided by Regal Consulting under the agreement in consideration for $50,000 per month and 2,000 restricted shares of common stock per month (the “Regal Shares”)(which are fully-earned upon issuance) during the term of the agreement, and agreed to extend the term of the agreement until October 1, 2019 (unless the Company completes an acquisition or combination prior to such date). A total of 10,160 of the Regal Shares had been earned as of June 30, 2019, of which 6,000 shares were issued pursuant to the terms of the agreement during the three months ended June 30, 2019. As of June 30, 2019, the 4,160 shares had not been issued and a total of $27,690 had been accrued in common stock payable as of June 30, 2019. The shares were issued in August 2019. A total of 4,000 shares remain to be issued to Regal pursuant to the terms of the agreement.

On February 13, 2019, the Company entered into a letter agreement with SylvaCap Media (“SylvaCap”), pursuant to which SylvaCap agreed to act as the Company’s non-exclusive digital marketing service provider in consideration for an aggregate of 24,000 shares of restricted common stock (the “SylvaCap Shares”), which are fully-earned upon their issuance, and $50,000 per month during the term of the agreement, which ends on November 12, 2019 (unless the Company completes an acquisition or combination prior to such date) or upon termination by either party for cause. The Company also agreed to provide SylvaCap piggy-back registration rights in connection with the SylvaCap Shares and to pay SylvaCap $6,250 every three months as an expense reimbursement. The total value of the restricted shares of common stock due of $261,540 has been accrued in common stock payable as of March 31, 2019. The 24,000 SylvaCap shares were issued in May 2019 and there are no shares due as of June 30, 2019.

Series A Convertible Preferred Stock

As of June 30, 2019 and March 31, 2019, the Company had no Series A Convertible Preferred Stock issued or outstanding.

Series B Redeemable Convertible Preferred Stock

As of June 30, 2019 and March 31, 2019, there were 0 and 44,000 shares of Series B Preferred Stock outstanding, respectively, which have the following features:

●	a liquidation preference senior to all of the Company’s common stock;
●	a dividend, payable quarterly, at an annual rate of six percent (6%) of the original issue price until such Series B Preferred Stock is no longer outstanding either due to conversion, redemption or otherwise; and
●	voting rights on all matters, with each share having 1/15,625 of one vote.

During the quarter ended June 30, 2018, the Company issued a stock dividend on the Series B Preferred Stock consisting of 3 shares of the Company’s common stock as described above.

On May 15, 2019, the Company entered into a conversion agreement with the then holder of all 44,000 shares of the Company’s then outstanding Series B Preferred Stock. Pursuant to the Conversion Agreement, all of the Series B Preferred Stock was converted into 20 shares of the Company’s common stock pursuant to the stated terms of such Series B Preferred Stock, in consideration for $25,000 in cash, which payment had not been made as of June 30, 2019. The holder also provided the Company a release in connection with certain of his rights under the Series B Preferred Stock (including any and all accrued and unpaid dividends) and certain other matters.

Series C Redeemable Convertible Preferred Stock

During the three months ended June 30, 2018, the Company sold 210 shares of Series C Preferred Stock pursuant to the terms of an October 2017 Stock Purchase Agreement, for total consideration of $0 and $2 million, respectively. As of June 30, 2019 and 2018, there were 2,305 and 1,091 shares of Series C Preferred Stock outstanding, respectively.

During the quarter ended June 30, 2018, Discover converted 251 shares of the Series C Preferred Stock with a face value of $2.51 million and a total of 16,227 shares of common stock were issued, which includes additional shares for conversion premiums and true ups in connection with those conversions.

As of June 30, 2019 and March 31, 2019, the Company accrued common stock dividends on the Series C Preferred Stock based on the then 34.95% premium dividend rate. The Company recognized a total charge to additional paid-in capital and stock dividends distributable but not issued of $1,878,055 and $700,344 related to the stock dividend declared but not issued for the quarters ended June 30, 2019 and 2018, respectively.

Warrants

The following is a summary of the Company’s outstanding warrants at June 30, 2019:

Warrants		Exercise	Expiration	Intrinsic Value at
Outstanding		Price ($)	Date	June 30, 2019
8	(1)	23,437.50	April 26, 2021	$—
102	(2)	3,906.25	June 12, 2022	—
1,600	(3)	243.75	May 24, 2023	—
1,710				$—

(1)	Warrants issued in connection with the sale of convertible notes. The warrants were exercisable on the grant date (April 26, 2016) and remain exercisable until April 26, 2021.
(2)	Warrants issued in connection with the Initial Tranche of the funding from Vantage. The warrants were exercisable on the grant date (June 12, 2017) and remain exercisable until June 12, 2022.
(3)	Warrants issued in connection with the Severance Agreement with Richard N. Azar II. The warrants were exercisable on the grant date (May 25, 2018) and remain exercisable until May 24, 2023.

NOTE 12 – SHARE-BASED COMPENSATION

Camber measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Stock Options

As of June 30, 2019 and March 31, 2019, the Company had 2 stock options outstanding with a weighted average exercise price of $808,594.

Of the Company’s outstanding options, no options were exercised or forfeited during the three months ended June 30, 2019. Additionally, no stock options were granted during the three months ended June 30, 2019. Compensation expense related to stock options during the three-month periods ended June 30, 2019 and 2018 was $0.

Options outstanding and exercisable at June 30, 2019 and March 31, 2019 had no intrinsic value, respectively. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options.

As of June 30, 2019 and March 31, 2019, there was no remaining unrecognized share-based compensation expense related to all non-vested stock options.

Options outstanding and exercisable as of June 30, 2019:

Exercise	Remaining	Options	Options
Price ($)	Life (Yrs.)	Outstanding	Exercisable
808,594	1.3	2	2
	Total	2	2

NOTE 13 – LOSS PER COMMON SHARE

For the three months ended June 30, 2019 and 2018, respectively, all stock options and warrants are considered anti-dilutive. The calculation of loss per share for the three months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended
	June 30,
	2019	2018
Numerator:
Net Loss	$(1,287,598)	$(3,512,097)
Less Preferred Dividends	(1,878,055)	(700,344)
Loss Attributable to Common Stockholders	$(3,165,653)	$(4,212,441)

Denominator
Weighted Average Common Shares – Basic and Diluted	767,389	15,202
Loss per Common Share – Basic and Diluted	$(4.13)	$(277.10)

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the three months ended June 30, 2019 and 2018:

	2019	2018
Interest	$847	$220,881
Income taxes	$—	$—

Non-cash investing and financing activities for three months ended June 30, 2019 and 2018 included the following:

	Three Months Ended June 30,
	2019	2018
Increase in Accounts Payable for Accrued Capital Expenditures	$—	$744,803
Issuance of Common Stock of Prior Conversion of Convertible Notes	$1,250	$1
Change in Estimate for Asset Retirement Obligations	$8,260	$3,942
Issuance of Common Stock for Common Stock Payable	$303,340	$—
Stock Dividends Distributable but not Issued	$1,878,055	$698,996
Issuance of Stock Dividends	$3	$1,348
Conversion of Preferred Stock B to Common Stock	$44	$—
Conversion of Preferred Stock C to Common Stock	$—	$16
Warrants Issued in Abeyance	$—	$—

NOTE 15 – SUBSEQUENT EVENTS

From to July 1, 2019, through July 8, 2019, Discover was issued an aggregate of 203,274 shares of common stock in connection with true-ups associated with the October 2018 conversion, by Discover, of the Debenture, and as of July 8, 2019, Discover was not due any further shares for true ups of amounts converted pursuant to the Debenture.

On July 9, 2019, Discover converted 1 share of the Series C Preferred Stock into a total of 24,541,924 shares of common stock (including shares due for true-ups). A total of 215,000 of such shares were issued to Discover in connection with the initial conversion, and the remaining shares were held in abeyance subject to Discover’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover, of which 3,273,947 total shares had been issued through August 14, 2019 and the remainder of the shares were held in abeyance subject to Discover’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover. On July 19, 2019, an accredited institutional investor, Discover Growth Fund LLC, which purchased shares of Series C Preferred Stock from us in December 2018 (“Discover Growth”) converted 1 share of the Series C Preferred Stock into a total of 24,541,924 shares of common stock (including shares due for true-ups). A total of 597,600 of such shares were issued to Discover Growth in connection with the initial conversion, and the remaining shares were held in abeyance subject to Discover Growth’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover Growth, of which 20,698,300 shares had been issued through August 14, 2019 and the remainder of the shares (3,766,700) were held in abeyance subject to Discover Growth’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover Growth.

On July 2, 2019, the Company received notification from the NYSE American LLC that it was not in compliance with certain NYSE American continued listing standards as the Company’s securities had been selling for a low price per share for a substantial period of time. The Company has until January 2, 2020 to comply with the NYSE American rules and the the Company completed the Reverse Stock Split discussed below on July 8, 2019 in connection with such deficiency letter.

On July 8, 2019 (the “Closing Date”), the Company entered into, and closed the transactions contemplated by, an Agreement and Plan of Merger (the “Plan of Merger” and the merger contemplated therein, the “Merger”), by and between the Company, Camber Energy Merger Sub 2, Inc., the Company’s newly formed wholly-owned subsidiary (“Merger Sub”), Lineal Star Holdings, LLC (“Lineal”), and the Members of Lineal (the “Lineal Members”). Pursuant to the Plan of Merger, the Company acquired 100% of the ownership of Lineal from the Lineal Members in consideration for newly issued shares of Series E Redeemable Convertible Preferred Stock and Series F Redeemable Preferred Stock, as described in greater detail below.

In connection with the Plan of Merger the Company entered into several other agreements, including (a) a Security Exchange Agreement dated July 8, 2019 (the “Exchange Agreement”), by and between the Company and Discover; (b) a Termination Agreement dated July 8, 2019, by and between the Company and Discover Growth; and (c) a Funding and Loan Agreement dated July 8, 2019, by and among the Company, Lineal, and certain of the Lineal Members who also acquired shares of the Company’s preferred stock as a result of the Merger (the “Funding Agreement”), which provided for the Company to loan $1,050,000 to Lineal, which loan was evidenced by a Promissory Note entered into by Lineal, as borrower, in favor of the Company, as lender, dated July 8, 2019 (the “Note”).

Also as part of the Merger, the Company designated three new series of preferred stock, (1) Series D Convertible Preferred Stock (the “Series D Preferred Stock” and the certificate of designations setting forth the rights thereof, the “Series D Designation”); (2) Series E Redeemable Convertible Preferred Stock (the “Series E Preferred Stock” and the certificate of designation setting forth the rights thereof (the “Series E Designation”); and (3) Series F Redeemable Preferred Stock (the “Series F Preferred Stock” and the certificate of designation setting forth the rights thereof, the “Series F Designation”, and the Series E Preferred Stock and the Series F Preferred Stock, collectively, the “Series E and F Preferred Stock”). Additionally, with the approval of the holders thereof, the Company amended and restated the designation of its Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock” and the amended and restated designation setting forth the rights thereof, the “Series C Designation”). All of the preferred stock and related designations are described in greater detail below.

The result of the Plan of Merger, Series D Designation and Series E Designation, will be that, effective upon the date that the stockholders of the Company have approved the Plan of Merger and issuance of shares in connection therewith (the “Stockholder Approval”), and subject to certain closing conditions, (a) the common stock holders of the Company will hold between 6% and 6.67% of the Company’s fully-diluted capitalization (depending on whether the 3% Increase described in greater detail below is triggered); (b) Discover will hold Series D Preferred Stock convertible into 26.67% of the Company’s fully-diluted capitalization, subject to the terms of the Series D Preferred Stock; and (c) the Lineal Members, who hold the Series E Preferred Stock, will have the right to convert such Series E Preferred Stock, subject to the terms thereof, as discussed below, into 66.67% of the Company’s fully-diluted capitalization, subject to the 3% Increase described below under “Series E Redeemable Convertible Preferred Stock”. In the event the Stockholder Approval Date does not occur, the Series E Preferred Stock will not be convertible, the Series C Preferred Stock will not be exchanged for Series D Preferred Stock, no Series D Preferred Stock will be outstanding and as a result, the terms of the Series C Preferred Stock, as set forth in the Series C Designation, will continue to apply.

Pursuant to the Plan of Merger, Merger Sub merged with and into Lineal, with Lineal continuing as the surviving entity in the Merger and as a wholly-owned subsidiary of the Company.

 The Funding Agreement required the Company, promptly following the Closing Date, to deposit into a newly opened and dedicated bank account, $4,000,000 (the “Deposit”), which is intended to be used for acquisitions. The disbursement of the Deposit from the account is required to be approved by (i) a person designated by the holders of the Series E Preferred Stock; and (ii) the Company.

The Funding Agreement also required the Company to fund $1,050,000 in immediately available funds to Lineal (the “Loan”). The Loan was documented by a promissory note and the Loan was made on July 9, 2019.

In the event the Stockholder Approval has been received, the Note and all principal and interest due thereunder will be automatically forgiven by the Company.

On July 3, 2019, the Company entered into an Indemnification Agreement with each of its then officers and directors.

The terms of the Plan of Merger, and the designations of the preferred stock are described in greater detail in the Company’s Current Report on Form 8-K and Form 8-K/A filed with the Securities and Exchange Commission on July 9, 2019 and July 10, 2019, respectively.

On July 8, 2019, the Company amended the terms of (a) that certain amended consulting agreement with Regal Consulting, as originally entered into on November 15, 2018 and amended on February 13, 2019, and effective January 31, 2019; and (b) that certain letter agreement with SylvaCap Media, entered into on February 13, 2019, to change the terms thereof to be through October 1, 2019 and November 12, 2019, respectively (i.e., to terminate the prior language which provided for such agreements to terminate upon an acquisition transaction).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are generally located in the material set forth below under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. For a more detailed description of the risks and uncertainties involved, the following discussion and analysis should be read in conjunction with management’s discussion and analysis contained in Camber’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, as filed with the SEC on July 1, 2019, and related discussion of our business and properties contained therein.

These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others:

●	the availability of funding and the terms of such funding;

●	our ability to integrate and realize the benefits from future acquisitions that we may complete;

●	significant dilution caused by the conversion Series C Preferred Stock into common stock, as well as downward pressure on our stock price as a result of the sale of such shares;

●	our growth strategies;

●	anticipated trends in our business;

●	our ability to repay outstanding loans and satisfy our outstanding liabilities;

●	our liquidity and ability to finance our exploration, acquisition and development strategies;

●	market conditions in the oil and gas and pipeline services industries;

●	the timing, cost and procedure for future acquisitions;

●	the impact of government regulation;

●	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;

●	legal proceedings and/or the outcome of and/or negative perceptions associated therewith;

●	planned capital expenditures (including the amount and nature thereof);

●	increases in oil and gas production;

●	changes in the market price of oil and gas;

●	changes in the number of drilling rigs available;

●	the number of wells we anticipate drilling in the future;

●	estimates, plans and projections relating to acquired properties;

●	the number of potential drilling locations;

●	our ability to maintain our NYSE listing;

●	our ability to integrate Lineal, the voting and conversion rights of the preferred stock issued in connection therewith;

●	our pipeline service operations, risks associated therewith and liabilities which result therefrom; and

●	our financial position, business strategy and other plans and objectives for future operations.

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

●	the possibility that our future acquisitions may involve unexpected costs;

●	the volatility in commodity prices for oil and gas;

●	the accuracy of internally estimated proved reserves;

●	the presence or recoverability of estimated oil and gas reserves;

●	the ability to replace oil and gas reserves;

●	the availability and costs of drilling rigs and other oilfield services;

●	risks inherent in natural gas and oil drilling and production activities and pipeline services, including risks of fire, explosion, blowouts, pipe failure, casing collapse, unusual or unexpected formation pressures, environmental hazards, and other operating and production risks;

●	delays in receipt of drilling permits;

●	risks relating to the availability of capital to fund drilling operations and pipeline services;

●	risks relating to unexpected adverse developments in the status of properties and pipeline services;

●	risks relating to the absence or delay in receipt of government approvals or other third party consents;

●	risks relating to governmental regulations regarding hydraulic fracturing and the disposition/disposal of produced water;

●	environmental risks;

●	exploration and development risks;

●	competition;

●	the inability to realize expected value from acquisitions;

●	the availability and cost of alternative fuel sources;

●	our ability to maintain the listing of our common stock on the NYSE American;

●	our limited market capitalization;

●	our ability to meet the covenants in our future loan agreements and the consequences of not meeting such covenants;

●	the ability of our management team to execute its plans to meet its goals; and

●	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Review of Information and Definitions

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2019.

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

Overview

Camber Energy, Inc., a Nevada corporation, was incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective June 9, 2006 and effective January 4, 2017, the Company changed its name to Camber Energy, Inc. The Company is based in Houston, Texas.

Prior to the disposition of our Oklahoma and South Texas properties in 2018 and 2019, and the subsequent acquisition of Lineal, as discussed below, we were solely an independent oil and natural gas company engaged in the acquisition, development and sale of crude oil, natural gas and natural gas liquids from various known productive geological formations, including the Cline shale and upper Wolfberry shale in Glasscock County, Texas, as well as its productive zones in the Panhandle in Hutchinson County, Texas. Subsequent to the acquisition of Lineal on July 9, 2019 (after the end of the period covered by this Quarterly Report on Form 10-Q), our primary business operations changed to those of Lineal, which provides upstream, midstream and downstream pipeline services.

Moving forward the Company plans to expand the Lineal brand by acquiring and developing complementary specialty engineering, procurement and construction energy infrastructure service businesses, as well as generating organic growth in downstream field services in Lineal Star, Lineal’s newly formed Gulf Coast based operation. The Company’s strategy will be a balanced approach to acquire and grow energy service businesses that focus in upstream, midstream and downstream sectors that are not severely affected by wide swings in the commodity price of oil and natural gas.

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

As of June 30, 2019 and March 31, 2019, the Company had leasehold interests (working interests) covering approximately 221 / 3,500 (net / gross) acres, producing from the Cline and Wolfberry formations. The remaining Texas acreage consists of leasehold covering approximately 555 / 638 (net / gross) acres and wellbores located in the Panhandle in Hutchinson County, Texas, which was acquired by the Company in March 2018.

As of June 30, 2019, Camber was producing an average of approximately 37.3 net barrels of oil equivalent per day (“Boepd”) from over 36 active well bores. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. Our production sales totaled 3,402 Boe, net to our interest, for the three months ended June 30, 2019. At June 30, 2019, Camber’s total estimated proved producing reserves were 155,376 Boe of which 120,590 Bbls were crude oil and NGL reserves, and 208,710 Mcf were natural gas reserves.

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

As of June 30, 2019, Camber had no employees, but utilized independent contractors on an as-needed basis.

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

Notwithstanding the sale of the Assets, the Company retained its assets in Glasscock County and Hutchinson County, Texas, and also retained a 12.5% production payment (effective until a total of $2.5 million has been received); a 3% overriding royalty interest in its existing Okfuskee County, Oklahoma asset; and an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignments of Overriding Royalty Interests. No payments were received in regard to any of the retained items noted through June 30, 2019.

Additionally, on July 9, 2019, we entered into and consummated the transactions contemplated by a Plan of Merger as described in greater detail below under “Recent Events”.

Recent Reverse Stock Splits and Amendments to Articles

On March 1, 2018, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect a 1-for-25 reverse stock split of all outstanding common stock shares of the Company which was effective on March 5, 2018. On December 20, 2018, the Company filed a Certificate of Change with the Secretary of State of Nevada to effect another 1-for-25 reverse stock split of the Company’s (a) authorized shares of common stock (from 500,000,000 shares to 20,000,000 shares); and (b) issued and outstanding shares of common stock, which was effective on December 24, 2018. Effective on April 10, 2019, the Company amended its Articles of Incorporation to increase the number of the Company’s authorized shares of common stock, $0.001 per value per share, from 20,000,000 shares to 250,000,000 shares. On July 3, 2019, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect another 1-for-25 reverse stock split of all outstanding common stock shares of the Company, which was effective on July 8, 2019. The effect of the July 2019 reverse stock split was to combine each 25 shares of outstanding common stock into one new share, with no change in authorized shares (which remained 250 million) or par value per share, and to reduce the number of common stock shares outstanding from approximately 53.9 million shares to approximately 2.2 million shares (prior to rounding).

All issued and outstanding shares of common stock, conversion terms of preferred stock, options and warrants to purchase common stock and per share amounts contained herein have been retroactively adjusted to reflect the reverse splits for all periods presented.

Industry Segments

Our operations during the three months ended June 30, 2019 and 2018 were all crude oil and natural gas exploration and production related. Subsequent to the end of the quarter ended June 30, 2019, and our acquisition of Lineal, the majority of our operations will be those of Lineal, a pipeline services company.

Operations and Oil and Gas Properties

We operate and invest in areas that are known to be productive, with a reasonably established production history, in order to decrease geological and exploratory risk. The Company has certain interests in wells producing from the Wolfberry and Cline formations in Glasscock County and Hutchinson County, Texas.

Additionally, in March 2018, we completed the acquisition of working interests in certain leases, wells and equipment located in the Texas panhandle and a 37.5% interest in one partnership that owned certain leases, wells and equipment in the same fields, for a total purchase price of $250,000, payable in three tranches, from an entity which is controlled by Ian Acrey, who served as the operating manager of our operations through a different entity. The acquisition included 49 non-producing well bores, 5 saltwater disposal wells and the required infrastructure and equipment necessary to support future hydrocarbon production as well as approximately 555 net leasehold acres in Hutchinson County, Texas. At least 11 of the wells are now producing.

Recent Events

Lineal Acquisition

On July 8, 2019, the Company entered into, and closed the transactions contemplated by an Agreement and Plan of Merger, by and between the Company, Merger Sub, Lineal, and the Lineal Members. Pursuant to the Plan of Merger, the Company acquired 100% of the ownership of Lineal from the Lineal Members in consideration for newly issued shares of Series E Redeemable Convertible Preferred Stock and Series F Redeemable Preferred Stock, as described in greater detail below.

Lineal, based in Houston, Texas, is the parent company of (a) 64-year-old Lineal Industries, based in Pittsburgh, Pennsylvania, and (b) Lineal Star, headquartered in Houston, each of which were acquired by the Company as part of the Merger. Lineal Industries has provided over six decades of upstream, midstream, and utilities pipeline maintenance, specialty construction and integrity services to Fortune 500 companies located in the states of Ohio, Pennsylvania, Virginia, West Virginia, Maryland and New York.

In connection with the Plan of Merger the Company entered into several other agreements, including (a) a Security Exchange Agreement dated July 8, 2019, by and between the Company and Discover; (b) a Termination Agreement dated July 8, 2019, by and between the Company and Discover Growth Fund; and (c) a Funding and Loan Agreement dated July 8, 2019, by and among the Company, Lineal, and certain of the Lineal Members who also acquired shares of the Company’s preferred stock as a result of the Merger, which provided for the Company to loan $1,050,000 to Lineal, which loan was evidenced by a Promissory Note entered into by Lineal, as borrower, in favor of the Company, as lender, dated July 8, 2019.

Also as part of the Merger, the Company designated three new series of preferred stock, (1) Series D Convertible Preferred Stock; (2) Series E Redeemable Convertible Preferred Stock; and (3) Series F Redeemable Preferred Stock. Additionally, with the approval of the holders thereof, the Company amended and restated the designation of its Series C Redeemable Convertible Preferred Stock. All of the preferred stock and related designations are described in greater detail below.

The result of the Plan of Merger, Series D Designation and Series E Designation, each as described in greater detail below, will be that, effective upon the Stockholder Approval Date, and subject to the Closing Conditions of the Exchange Agreement, (a) the common stock holders of the Company will hold between 6% and 6.67% of the Company’s fully-diluted capitalization (depending on whether the 3% Increase described below is triggered); (b) Discover will hold Series D Preferred Stock convertible into 26.67% of the Company’s fully-diluted capitalization, subject to the terms of the Series D Preferred Stock; and (c) the Lineal Members, who hold the Series E Preferred Stock, will have the right to convert such Series E Preferred Stock, subject to the terms thereof, as discussed below, into 66.67% of the Company’s fully-diluted capitalization, subject to the 3% Increase described below. In the event the Stockholder Approval Date does not occur, the Series E Preferred Stock will not be convertible, the Series C Preferred Stock will not be exchanged for Series D Preferred Stock, no Series D Preferred Stock will be outstanding and as a result, the terms of the Series C Preferred Stock, as set forth in the Series C Designation, will continue to apply.

Currently the Company does not anticipate holding a meeting to seek the Stockholder Approval until the later of November 4, 2019, and the date that the Board of Directors reasonably believes that the Company will meet the NYSE American’s initial listing requirements on the date of such Stockholder Approval, which the Company believes will be required, as a result of prior conversations with the NYSE American, due to the fact that upon Stockholder Approval, a ‘reverse merger’ under the NYSE American rules will be deemed to have occurred and the combined company (the Company and Lineal) will be required to re-meet the initial listing requirements of the NYSE American.

The terms of the Plan of Merger, and the designations of the preferred stock are described in greater detail in the Company’s Current Report on Form 8-K and Form 8-K/A filed with the Securities and Exchange Commission on July 9, 2019 and July 10, 2019, respectively.

Plan of Merger

Pursuant to the Plan of Merger, Merger Sub merged with and into Lineal, with Lineal continuing as the surviving entity in the Merger and as a wholly-owned subsidiary of the Company.

The Company issued to the members of Lineal a total of 1,000,000 shares of Series E Preferred Stock and 16,750 shares of Series F Preferred Stock, pursuant to the Plan of Merger. The Series E Preferred Stock and Series F Preferred Stock have the rights and privileges described below. The completion of the Merger was not subject to the approval of the stockholders of the Company, however, as discussed below, the conversion rights of the Series E Preferred Stock, are subject to stockholder approval.

The Plan of Merger contained certain post-closing requirements.

Securities Exchange Agreement

Pursuant to the Exchange Agreement, Discover agreed, that on the Approval Date (which also requires that the shares of common stock issuable upon conversion of the Series D Preferred Stock and the terms of the Exchange Agreement are approved by the Company’s stockholders), subject to the terms and conditions of the Exchange Agreement, that all shares of Series C Preferred Stock held by Discover as of the Approval Date will be exchanged for a number of shares of Series D Preferred Stock equal to four (4) times the total number of shares of common stock outstanding as of such date, divided by 1,000, rounded up to the nearest whole share.

The closing of the transactions contemplated by the Exchange Agreement is subject to the satisfaction of certain closing conditions, including that the stockholders have approved the Plan of Merger and issuance of shares of common stock upon conversion of the preferred stock issued thereby and the Company’s common stock is listed on the NYSE American.

The Exchange Agreement terminates if stockholder approval has not been received before December 31, 2020.

Termination Agreement

Pursuant to the Termination Agreement, Discover agreed, that effective as of the Approval Date, all of its rights under the (a) Preferred Stock Purchase Agreement between Discover LLC and the Company, dated April 6, 2016; (b) Securities Purchase Agreement between Discover LLC and the Company, dated April 6, 2016; (c) Stock Purchase Agreement between Discover LLC and the Company, dated October 5, 2017; and (d) Stock Purchase Agreement between Discover LLC and the Company, dated October 26, 2018, and all of Discover LLC’s rights under the Redeemable Convertible Subordinated Debenture from the Company in the original principal amount of $530,000, and all rights to true-ups thereunder, would be terminated, along with all rights thereunder.

The Termination Agreement is subject to the same closing conditions as the Exchange Agreement (discussed above).

Funding and Loan Agreement

The Funding Agreement required the Company, promptly following the Closing Date, to deposit into a newly opened and dedicated bank account, $4,000,000, which has been deposited to date, which is intended to be used for acquisitions.

The Funding Agreement also required the Company to wire $1,050,000 in immediately available funds to Lineal. The Loan was documented by the Note (described below) and the Loan was made on July 9, 2019.

Promissory Note

The promissory note (the “Note”), issued by Lineal as borrower, in the amount of $1,050,000, accrues interest, compounded monthly, at 10% per annum (18% upon the occurrence of an event of default), beginning upon the date, if ever, that the Company no longer owns at least 50% of the voting securities of Lineal, and is either to be (a) forgiven on the Stockholder Approval Date; or (b) payable in full together with accrued interest thereon, two (2) years from the Interest Effective Date, or earlier upon acceleration upon the occurrence of an event of default under the Note. The Note contains standard and customary events of default. The amount loaned by the Company to Lineal pursuant to the Note was, or will be, promptly paid to affiliates of Lineal in order to satisfy amounts owed to such affiliates as of the Closing.

In the event the Stockholder Approval has been received, the Note and all principal and interest due thereunder will be automatically forgiven by the Company.

Amended and Restated Series C Redeemable Convertible Preferred Stock

The Series C Designation, amended and restated the prior designation of the Company’s Series C Preferred Stock to clarify that such preferred stock was junior to the Series E Redeemable Convertible Preferred Stock and Series F Redeemable Convertible Preferred Stock, as to the securities and assets of Lineal and its existing and future subsidiaries, but senior to the Series E and F Preferred as to all other assets of the Company; to provide that the Merger was not a deemed liquidation event under the Series C Designation, and to provide the Series E Preferred Stock and Series F Preferred Stock holders priority rights to the Lineal Assets upon a liquidation of the Company (through the redemption of such Series E Preferred Stock and Series F Preferred Stock).

Series D Convertible Preferred Stock

The Series D Designation, provides that the Series D Preferred Stock does not accrue dividends; the Series D Preferred Stock is (a) senior to the Company’s common stock; (b) pari passu with respect to the Series E and F Preferred Stock; and (c) junior to all existing and future indebtedness of the Company (provided that the consent of the Series D Preferred Stock holders is required for the Company to issue any securities senior to the Series D Preferred Stock, other than the Series E and F Preferred Stock). If the Company determines to liquidate, dissolve or wind-up its business and affairs, or upon closing or occurrence of any deemed liquidation event, the Company will prior to or concurrently with the closing, effectuation or occurrence of any such action, redeem the Series D Preferred Stock for cash, by wire transfer of immediately available funds to an account designated by Holder, at an amount equal to the Liquidation Value per share of Series D Preferred Stock. The “Liquidation Value” is equal to $10 million divided by the total number of shares of Series D Preferred Stock issued pursuant to the terms of the Exchange Agreement. The $10 million liquidation preference of the Series D Preferred Stock will be a significant decrease from the aggregate liquidation preference which currently applies to the Series C Preferred Stock, which is approximately $75 million. Each share of Series D Preferred Stock may be converted into 1,000 shares of common stock at any time at the option of the holder. The Series D Preferred Stock is subject to a beneficial ownership limitation, which prevents any holder of the Series D Preferred Stock from converting such Series D Preferred Stock into common stock, if upon such conversion, the holder would beneficially own greater than 4.99% of all common stock outstanding immediately after giving effect to such issuance, as determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder; provided, however, that any holder may increase such amount to 9.99% upon not less than 61 days’ prior notice to the Company.  The Series D Preferred Stock has no voting rights on general corporate matters, provided that the Series D Designation does contain customary protective provisions restricting the Company’s ability to amend or modify the rights of the Series D Preferred Stock without the consent of the holders thereof. The Company may, in its sole and absolute discretion, redeem any or all shares of Series D Preferred Stock then outstanding at any time by paying Holder in cash an amount per share equal to the Redemption Value for the shares redeemed. The “Redemption Value” equals $12 million divided by the total number of shares of Series D Preferred Stock issued pursuant to the terms of the Exchange Agreement.

Series E Redeemable Convertible Preferred Stock

The Series E Designation, does not accrue any dividends, provided that, subject to the rights of the holders, if any, of any shares of the Series C Preferred Stock, Series D Preferred Stock, Series F Preferred Stock or other securities senior to or pari passu with, the Series E Preferred Stock, the holders of Series E Preferred Stock are entitled to such dividends paid and distributions made to the holders of common stock to the same extent as if such holders had converted the Series E Preferred Stock into common stock at the Conversion Rate (described below under “Conversion Rights”)(without regard to any limitations on conversion herein or elsewhere) and had held such shares of common stock on the record date for such dividends and distributions. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary (each a “Liquidation Event”), the holders of Series E Preferred Stock are entitled to receive prior to the holders of the Company’s other security holders, except in the case of the Series C Preferred Stock, which is junior in ranking only to the first distributions up until $2,000 per share of Series E Preferred Stock (the original issue price per share), and the Series F Preferred Stock, the Company’s capital leases as may be in place from time to time and other senior debt approved by a majority in interest of such preferred holders, and then is entitled to pari passu ranking, and pro rata with the holders of the Company’s Series D Preferred Stock, an amount per share for each share of Series E Preferred Stock held by them equal to the greater of (a) $2,000 per share and (b) the amount of cash that would have been received had such share of Series E Preferred Stock been converted into common stock immediately prior to such Liquidation Event based on the Conversion Rate. Each share of Series E Preferred Stock is convertible, at the option of the holder thereof, at any time following the Approval Date, into that number of shares of common stock as equal the Conversion Rate. For the purposes of the preceding sentence:

●	“Approval Date” means the later of (a) the first business day after the date that all of the requirements of shareholder approval as required by the Plan of Merger (the “Shareholder Approval”) are met; and (b) the business day that the Company has affected a reverse stock split of its outstanding common stock subsequent to the Shareholder Approval, to the extent such reverse stock split is deemed necessary by a majority in interest of such of such preferred holders in writing prior to the date of Shareholder Approval.
●	“Conversion Rate” means that number of shares of common stock as equals 67% of the Company’s fully-diluted shares, unless (a) the 30-day average trading price of the Company’s common stock, as calculated pursuant to applicable NYSE American rules and requirements, following the Shareholder Approval date is below $0.20 per share (which value is not subject to adjustment in connection with any recapitalizations or splits); or (b) the failure of the Company, on the date that the Company’s shareholders have approved the transactions contemplated by the Plan of Merger and the issuance of shares of common stock upon the conversion of the Series E Preferred Stock, or the first business day immediately following such date, to meet the listing standards for the listing of the Company’s common stock on the NYSE American, at which time the applicable percentage shall be 70% of the fully-diluted shares, in each case divided by the 1,000,000 shares of Series E Preferred Stock issued in connection with the Merger.

Except as otherwise expressly provided in the Series E Designation, the holders of Series E Preferred Stock and common stock vote together as a single class and not as separate classes. Such shares in aggregate vote (i) 18.9% of the total shares of common stock issued and outstanding on the date the Plan of Merger was agreed to by the parties, prior to the Approval Date; and (b) 76.0% of the Company’s total voting shares on, and following, the Approval Date.

Additionally, for so long as the outstanding Series E Preferred Stock shares have the right to vote at least 5% of the Company’s total voting shares, the Series E Preferred Stock, voting as a group, have the right to (a) appoint one member to the Company’s Board of Directors; (b) appoint four (4) members of Lineal’s Board of Directors (i.e., the managers of Lineal) (prior to Shareholder Approval); and one (1) member to Lineal’s Board of Directors (subsequent to Shareholder Approval), provided that unless approved by a majority in interest of such Series E Preferred Stock holders, the Board of Directors of Lineal shall have no more than five (5) members; (c) nominate an individual to serve as the Company’s COO; and (d) nominate individuals to serve as the executive officers of Lineal. The Company plans to appoint its Interim Chief Executive Officer, Louis G. Schott as the Company’s appointee on the Lineal Board of Directors.

Until the earlier of (a) the fifth (5th) anniversary of the Closing Date; and (b) the date that 5% or less of the 1 million shares of Series E Preferred Stock issued in connection with the Merger are outstanding, the Company is not authorized to affect any material asset transfer or change of control, as described in the Series E Designation, without the consent of a majority in interst of such holders. The Company is also prohibited from undertaing various other material transactions without the consent of the Series E Preferred Stock holders during the same period.

The Series E Preferred Stock holders, with the consent of a majority in interest, have the option, exercisable from time to time after November 22, 2019, or if an acquisition by Lineal of assets or securities which results in the Company, immediately after such acquisition, being able to meet the initial listing requirements of the NYSE American (“Lineal Transaction”), has not occurred prior to September 23, 2019, a date which is 60 days after the closing of a Lineal Transaction, or such other later date which is approved by the Company and a majority in interest of such holders, provided that the Shareholder Approval has not been received by such date, to require that the Company redeem shares of the outstanding Series E Preferred Stock. Each redemption shall be on a one-for-one basis between Series E Preferred Stock and Lineal Common Shares and shall be subject to applicable law. No redemption of the Series E Preferred Stock is allowed unless there is a pro rata redemption of the Series F Preferred Stock. In the event the Series E Preferred Stock was fully-redeemed, the Series E Preferred holders and Series F Preferred Stockholders would be able to re-acquire 100% of the securities of Lineal.

Series F Redeemable Preferred Stock

Dividends accrue on the Series F Preferred Stock at the end of each calendar quarter, beginning at the end of the first calendar quarter following the Closing Date, based on a price per share of Series F Preferred Stock of $100, at the rate of 8% per annum, until such Series F Preferred Stock is no longer outstanding. If the Company is prohibited from paying the Accrued Dividends in cash pursuant to applicable law, such Accrued Dividends shall continue to accrue until such time as the Company is legally able to pay such Accrued Dividends, during which period such Accrued Dividends shall accrue interest, compounded monthly, at the end of each month that such Accrued Dividends remain unpaid, at 12% per annum.

In the event of a Liquidation Event, the holders of Series F Preferred Stock are entitled to receive prior to the holders of the Company’s securities other than the Series D Preferred Stock, and pro rata with the holders of the Series D Preferred Stock, but not prior to any holders of the Company’s senior securities (as described in the designation), an amount per share for each share of Series F Preferred Stock held by them equal to $100, then, after any distributions to any other shares of preferred stock, the holders are entitled to eight percent (8%) of any remaining assets left for distribution to the holders of the common stock. The Series F Preferred Stock have no conversion rights. Except as otherwise provided in the Series F Designation or as required by law, the holders of Series F Preferred Stock and the holders of common stock shall vote together as a single class and not as separate classes. Each outstanding share of Series F Preferred Stock is entitled to vote a number of voting shares equal to (i) 1% of the total shares of common stock issued and outstanding on the date the Plan of Merger was agreed to by the parties, prior to the Approval Date; and (b) 4% of the Company’s total voting shares on the Approval Date, divided by the 16,750 shares of Series F Preferred Stock issued in connection with the Plan of Merger; provided that the Series F Preferred Stock shall not be allowed to vote on the Shareholder Approval.

Until the earlier of (a) the fifth (5th) anniversary of the Closing Date; (b) the date that 5% or less of the 16,750 shares of Series F Preferred Stock issued in connection with the Merger are outstanding, the Company is not authorized to affect any material asset transfer or change of control without the consent of a majority in interest of the Series F Preferred Stock holders.

The holders of the Series F Preferred Stock have the option, exercisable from time to time after the Redemption Date, provided that the Shareholder Approval has not been received by November 22, 2019, or if a Lineal Transaction, has not occurred prior to September 23, 2019, a date which is 60 days after the closing of a Lineal Transaction, or such other later date which is approved by the Company and a majority in interest of the holders of the Series F Preferred Stock, or if Shareholder Approval has been received, then only after the date following the Closing Date when the Company has received net proceeds from the issuance of equity securities of at least $6,750,000, to require that the Company redeem all or any portion of the outstanding shares of Series F Preferred Stock for cash, by requiring the Company pay each applicable holder, an amount equal to $100 per Series F Preferred Stock share multiplied by the number of Series F Preferred Stock shares held by each applicable holder, subject to redemption. In the event the Company is prohibited from completing a redemption due to applicable law, the Company is required to redeem that number of shares of Series F Preferred Stock which is able to be redeemed under applicable law.

Additionally, concurrently with any Series E Preferred Stock redemption (discussed above under the description of the Series E Preferred Stock), the holders of the Series F Preferred Stock are required to redeem the pro rata portion of Series F Preferred Stock for shares of Lineal’s Preferred Stock, with each share of Series F Preferred Stock being redeemed in consideration for 100 shares of Lineal Preferred Stock.

Letter to Record Shareholders Regarding Ratification

On or around July 8, 2019, the Company mailed a letter to its record shareholders. The letter was to notify such record shareholders of the ratification, by the Board of Directors of the Company on July 2, 2019, pursuant to Nevada Revised Statutes (“NRS”) Section 78.0296, of the validly issued and fully paid and nonassessable status of the Company’s issued and outstanding shares of common and preferred stock as of such date, in accordance with NRS Section 78.0296. The letter to shareholders is incorporated by reference herewith as Exhibit 99.1.

Financing

A summary of our financing transactions, funding agreements and other material funding transactions can be found under “Part I. Financial Information – Item 1. Financial Statements – Note 2 – Liquidity and Going Concern Considerations”, “Note 6 – Note Payables and Debenture”, “Note 10 – Stockholders’ Equity (Deficit)” and “Note 15 – Subsequent Events”, above.

With the completion of the Sale Agreement and the Assumption Agreement, and the completion of the Merger, the Company believes it has sufficient liquidity to operate as a going concern for the next twelve months following the issuance of the financial statements included herein. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Market Conditions and Commodity Prices

Our financial results depend on many factors, particularly the price of natural gas, natural gas liquids and crude oil and our ability to market our production on economically attractive terms, as well as the market for pipeline services. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by weather conditions, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future commodity prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our production volumes or revenues. We expect prices to remain volatile for the remainder of the year. For information about the impact of realized commodity prices on our crude oil revenues, refer to “Results of Operations” below.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three-month periods ended June 30, 2019 and 2018 should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018

We reported a net loss for the three months ended June 30, 2019 of $1.3 million, or ($4.13) per share of common stock. We reported a net loss for the three months ended June 30, 2018 of $3.5 million, or $(277.10) per share of common stock. As discussed in more detail below, our net loss decreased by $2.2 million, primarily due to the N&B Energy Sale Agreement and related transactions which closed in September 2018, as described in greater detail above under “Part I – Financial Information” – “Item 1. Financial Statements” – “Note 2 – Liquidity and Going Concern Considerations” – “N&B Energy Asset Disposition Agreement” (the “September 2018 N&B Disposition”).

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended June 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	1,561	3,153	(1,592)	(50)%
Natural Gas (Mcf)	4,350	210,326	(205,976)	(98)%
NGL (Gallons)	46,899	1,523,464	(1,476,565)	(97)%
Total (Boe)(1)	3,402	74,480	(71,078)	(95)%

Crude Oil (Bbls per day)	17	34	(17)	(50)%
Natural Gas (Mcf per day)	48	2,311	(2,263)	(98)%
NGL (Gallons per day)	515	16,741	(16,226)	(97)%
Total (Boe per day)(1)	37	818	(781)	(95)%

Average Sale Price:
Crude Oil ($/Bbl)	$60.04	$63.45	$(3.41)	(5)%
Natural Gas ($/Mcf)	1.66	2.25	(0.59)	(26)%
NGL ($/Bbl)	18.31	28.15	(9.84)	(35)%

Net Operating Revenues:
Crude Oil	$93,699	$200,069	$(106,370)	(53)%
Natural Gas	7,204	473,513	(466,309)	(98)%
NGL	20,448	1,021,114	(1,000,666)	(98)%
Total Revenues	$121,351	$1,694,696	$(1,573,345)	(93)%

(1) Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended June 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Direct lease operating expense	$98,935	$862,971	$(764,036)	(89)%
Workovers expense	—	57,339	(57,339)	(100)%
Other	24,622	491,357	(466,735)	(95)%
Lease Operating Expenses	$123,557	$1,411,667	$(1,288,110)	(91)%

Severance and Property Taxes	$2,574	$82,760	$(80,186)	(97)%
Depreciation, Depletion, Amortization and Accretion	4,242	327,200	(322,958)	(99)%
Impairment of Oil and Gas Properties	—	531,657	(531,657)	(100)%
General and Administrative (“G&A”)	1,304,301	1,539,319	(235,018)	(15)%
Share-Based Compensation	27,690	343,730	(316,040)	(92)%
Total G&A Expense	$1,331,991	$1,883,049	$(551,058)	(29)%

Interest Expense	$847	$965,296	(964,449)	(100)%
Other Expense (Income), Net	$(54,262)	$5,164	(59,426)	(1,151)%

Lease Operating Expenses

There was a decrease in lease operating expense of approximately $1.3 million when comparing the current quarter to the prior year quarter. The decrease is primarily due to the September 2018 N&B Disposition.

Depreciation, Depletion, Amortization and Accretion (DD&A)

DD&A decreased for the current quarter as compared to the prior year’s quarter by approximately $0.3 million, primarily related to the decrease in total depreciable assets caused by the September 2018 N&B Disposition.

Impairment of Oil and Gas Properties

There was no impairment expense for the three months ended June 30, 2019, compared to impairment expense of $0.5 million for the three months ended June 30, 2018. The decrease was due to the expiration of all remaining leases not held by production during the year ended March 31, 2019.

General and Administrative (G&A) Expenses and Share-Based Compensation

G&A expenses decreased by approximately $0.6 million for the three months ended June 30, 2019, compared to the prior year’s period. The decrease was due primarily to lower costs as a result of the September 2018 N&B Disposition.

Interest Expense

Interest expense for the three months ended June 30, 2019 decreased by approximately $1.0 million when compared to the three-month period ended June 30, 2018, due to the assignment of the IBC Bank debt in connection with the September 2018 N&B Disposition.

Other Expense (Income), Net

Other expense (income), net, for the three months ended June 30, 2019 decreased by approximately $0.1 million, compared to the same period ended June 30, 2018, primarily due to an increase in interest earned on excess operating funds during the quarter ended June 30, 2019.

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

Our primary sources of cash for the three months ended June 30, 2019 were from funds generated from the sale of preferred stock during fiscal 2019 and the sale of natural gas and crude oil production. The primary uses of cash were funds used in operations. As of June 30, 2019, the Company had net working capital of approximately $5.0 million, which management believes is sufficient to fund operating costs and planned capital expenditures for at least the twelve months following the issuance of these financial statements.

As part of the Lineal transaction we were required to loan $1,050,000 to Lineal, which amount was subsequently paid to affiliates of Lineal in order to satisfy amounts owed to such affiliates as of the closing of the transaction. Additionally, we were required to deposit into a newly opened and dedicated bank account, $4,000,000, which is intended to be used for acquisitions of assets and/or securities of complementary businesses of Lineal. The Company is not currently party to any binding agreements relating to any future acquisitions.

Plan of Operations

After the divestiture of our Oklahoma and South Texas properties during fiscal 2018 and 2019, as discussed in further detail herein, we initiated discussions with several potential acquisition and merger candidates to diversify our operations. In May 2019, we entered into a non-binding letter of intent to acquire Lineal, a specialty construction and oil and gas services enterprise providing services to the energy industry, which acquisition we completed on July 9, 2019, as discussed above in an all-stock transaction.

Upon receipt of shareholder approval of the Lineal transaction and related agreements, the shareholders of Lineal will have voting control over the Company (an aggregate of 80% voting right) and will have the right to convert the preferred stock issued at the closing into between 67% and 70% of the Company’s fully-diluted shares.

Working Capital

At June 30, 2019, the Company’s total current assets of $6.7 million exceeded its total current liabilities of approximately $1.7 million, resulting in working capital of $5.0 million, while at March 31, 2019, the Company’s total current assets of $8.2 million exceeded its total current liabilities of approximately $2.1 million, resulting in working capital of $6.1 million. The $1.1 million decrease in working capital is primarily related to general and administrative costs incurred during the quarter ended June 30, 2019, including costs related to the Lineal acquisition.

Cash Flows

	Three Months Ended June 30,
	2019	2018
Cash flows used in operating activities	$(1,298,906)	$(1,246,307)
Cash flows used in investing activities	(75,000)	(904,275)
Cash flows provided by financing activities	—	2,000,000
Net decrease in cash	$(1,373,906)	$(150,582)

 Net cash used in operating activities was $1.3 million for the quarter ended June 30, 2019, compared to $1.2 million for the same period a year ago. For the quarter ended June 30, 2019, net cash used in operating activities was mainly due to the cash expended for operating expenses in excess of revenues and the payments of accounts payable and accrued expenses.

Net cash used in investing activities was $0.1 million for the quarter ended June 30, 2019, compared to net cash used in investing activities of $0.9 million for the same period a year ago. The decrease in net cash used in investing activities of $0.8 million was primarily due to a decline in the additions to oil and gas properties.

Net cash provided by financing activities was $0 for the quarter ended June 30, 2019, and $2.0 million for the quarter ended June 30, 2018. The $2.0 million decrease in net cash provided by financing activities was due to no sales of Series C Preferred Stock shares in the current period, compared to $2 million in such sales during the prior period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We currently do not engage in commodity price hedging activities.

Commodity Price Risk

Our revenues during the three months ended June 30, 2019 and 2018 were derived from the sale of our crude oil, natural gas and natural gas liquids production. Based on projected sales volumes for the remainder of our fiscal year, changes in the prices we receive for our crude oil, natural gas and natural gas liquids production could have a significant impact on our revenues.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures. The Company’s management, including the interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2019, due to a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Camber is periodically named in legal actions arising from normal business activities. Camber evaluates the merits of these actions and, if it determines that an unfavorable outcome is probable and can be reasonably estimated, Camber will establish the necessary reserves. The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. except as described in “Part I. Financial Information – Item 1. Financial Statements – Note 8 – Commitments and Contingencies – Legal Proceedings”, of this Form 10-Q. We may become involved in material legal proceedings in the future.

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019, filed with the Commission on July 1, 2019 (the “Form 10-K”), except as provided and discussed below, and investors should review the risks provided below and in the Form 10-K prior to making an investment in the Company.

Risks Relating to the Continued Listing of Our Common Stock on the NYSE American

If we are unable to maintain compliance with NYSE American continued listing standards, our common stock may be delisted from the NYSE American equities market, which would likely cause the liquidity and market price of our common stock to decline.

Our common stock is currently listed on the NYSE American. The NYSE American will consider suspending dealings in, or delisting, securities of an issuer that do not meet its continued listing standards. If we cannot meet the NYSE American continued listing requirements, the NYSE American may delist our common stock, which could have an adverse impact on us and the liquidity and market price of our stock.

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

In the past we have been out of compliance with the NYSE American’s continued listing standards which (a) require a listed company to maintain shareholders’ equity of more than $2-$6 million, depending on the prior years of net losses experienced by the listed company; and (b) require a listed company to maintain an average trading price for its securities which exceeds $0.20 per share, for each 30 day rolling period. While we have cured such prior non-compliance described in (a) above, moving forward, if the Company is again determined to be below compliance with any of the continued listing standards within 12 months of February 15, 2019, the NYSE American will examine the relationship between the two incidents of noncompliance and re-evaluate the Company’s method of financial recovery from the first incident. Thereafter the NYSE Regulation will take appropriate action, which depending on the circumstances, may include truncating the standard compliance procedures or immediately initiating delisting procedures. Separately, in connection with (b) above, the NYSE American previously advised us that our continued listing was predicated on the Company demonstrating sustained price improvement of our common stock on the NYSE American through June 3, 2019; which we demonstrated as of June 3, 2019, provided that we were once again advised on July 2, 2019, that our continued listing was predicated on the Company demonstrating sustained price improvement of our common stock on the NYSE American through January 2, 2020. We subsequently completed a 1-for-25 reverse stock split on July 8, 2019 to address the NYSE American’s concerns, but if the trading price of our common stock is not above $0.20 per share on January 2, 2020, the NYSE American will begin the process to delist our common stock. Additionally, if at any time, for any reason, our common stock trades below $0.06 per share, the NYSE American will immediately begin delisting steps to delist our common stock from the NYSE American.

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

Risks Relating to the Lineal Merger; Shareholder Approval in Connection Therewith; and Our Securities

The holders of our Series C Preferred Stock are due a number of shares of common stock upon conversion of such Series C Preferred Stock which significantly exceeds the number of shares of common stock which are available for future issuance.

As of August 14, 2019, we had 250 million authorized shares of common stock and 26,128,200 shares of common stock issued and outstanding. As of August 14, 2019, the Series C Holders are still due approximately 56 billion shares of common stock upon conversion of the outstanding shares of Series C Preferred Stock, which have a current conversion price of $0.001 per share, and an additional 28,231,700 shares in connection with shares of Series C Preferred Stock previously converted which are held in abeyance subject to such holders’ 9.99% ownership limitations). Such number of shares exceeds by 225 times the number of shares of common stock we have authorized for future issuance. As such, the holders of our Series C Preferred Stock have the ability to convert the shares of Series C Preferred Stock into a number of shares of common stock which would prevent us from issuing any other shares of common stock for compensation, future acquisitions or other matters. In the event the limit of our authorized number of shares of common stock are reached we would need to take action to increase such number of authorized but unissued shares of common stock, which would only provide the Series C Preferred Stock holders with futher ability to convert such Series C Preferred Stock into common stock and as described in the risk factors below, create further dilution to existing shareholders and reductions in the trading price of our common stock.

Until such time as the Stockholder Approval has been received, the holder of the Company’s Series C Preferred Stock will continue to be able to convert such Series C Preferred Stock into a significant number of shares of common stock of the Company, which will result in extreme dilution to existing shareholders.

The issuance of common stock upon conversion of the Series C Preferred Stock will result in immediate and substantial dilution to the interests of other stockholders. Although the holders of such Series C Preferred Stock (the “Series C Holders”) may not receive shares of common stock exceeding 9.99% of our outstanding shares of common stock immediately after affecting such conversion, this restriction does not prevent the Series C Holders from receiving shares up to the 9.99% limit, selling those shares, and then receiving the rest of the shares it is due, in one or more tranches, while still staying below the 9.99% limit. For example, since approximately July 9, 2019, the Series C Holders have been converting shares of Series C Preferred Stock into common stock, and/or requesting additional shares of common stock which they are due for prior conversions, which are held in abeyance, in an amount equal to approximately 9.99% of our outstanding shares of common stock every one or two days, which has caused a significant increase in the number of outstanding shares of our common stock over that time period and resulted in extreme dilution to existing stockholders. If the Series C Holders choose to continue to do this, it will continue to cause substantial dilution to the then holders of our common stock. Additionally, the continued sale of shares issuable upon successive conversions will likely create significant downward pressure on the price of our common stock as the Series C Holders sell material amounts of our common stock over time and/or in a short period of time. This could place further downward pressure on the price of our common stock and in turn result in the Series C Holders receiving an ever increasing number of additional shares of common stock upon conversion of its securities, and adjustments thereof, which in turn will likely lead to further dilution, reductions in the exercise/conversion price of the Series C Holders’ securities and even more downward pressure on our common stock, which could lead to our common stock becoming devalued or worthless. Because the current conversion price of the Series C Preferred Stock (including conversion premiums) is $0.001 per share, the Series C Holders are incentivized to continually convert such Series C Preferred Stock and sell shares of our common stock into the market because every price they are able to sell at above $0.001 per share results in profit to such holders.

Until such time as the Stockholder Approval and other requirements of the Exchange Agreement are received, the Series C Preferred Stock is exchanged for shares of Series D Preferred Stock, and the number of shares of common stock issuable upon conversion of the Series D Preferred Stock is fixed, the Series C Holders will continue to have the right to convert Series C Preferred Stock and dilute the holdings of common stock holders. As of August 14, 2019, the Series C Holders are still due approximately 56,342,906,515 shares of common stock upon conversion of the outstanding shares of Series C Preferred Stock (significantly more than the 250 million shares we have authorized) and an additional 28,231,700 shares in connection with shares of Series C Preferred Stock previously converted which are held in abeyance subject to such holders’ 9.99% ownership limitations), which if converted and sold, will cause extreme dilution to existing shareholders and will likely cause the value of the Company’s common stock to significantly decline in value, due to downward pressure on the price of such stock due to such sales, and due to the value of the Company’s assets being spread our over a larger number of total holders of common stock (i.e., with each holder of common stock holding a smaller percentage of the total outstanding shares).

In the event the Company stockholders provide Stockholder Approval, the Series E and Series F Preferred Stockholders will obtain voting control over the Company.

Except as otherwise expressly provided in the Series E Designation, the holders of Series E Preferred Stock and common stock vote together as a single class and not as separate classes. Each outstanding share of Series E Preferred Stock is entitled to vote a number of voting shares equal to the Voting Shares on all stockholder matters to come before the stockholders of the Company (whether at a meeting of the stockholders of the Company, by written action of stockholders in lieu of a meeting or otherwise) (the “Voting Rights”); provided that the Voting Rights shall not apply, and the holders shall not be allowed to vote on, the Stockholder Approval. “Voting Shares” means (i) 18.9% of the total shares of common stock issued and outstanding on the date the Plan of Merger was agreed to by the parties, prior to the Approval Date; and (b) 76.0% of the Company’s total voting shares on, and following, the Approval Date, divided by the 1 million shares of Series E Preferred Stock issued in connection with the Plan of Merger.

Except as otherwise provided in the Series F Designation or as required by law, the holders of Series E Preferred Stock and the holders of common stock shall vote together as a single class and not as separate classes. Each outstanding share of Series F Preferred Stock is entitled to vote a number of voting shares equal to (i) 1% of the total shares of common stock issued and outstanding on the date the Plan of Merger was agreed to by the parties, prior to the Approval Date (19.9% together with the Series E Preferred Stock); and (b) 4% of the Company’s total voting shares on the Approval Date (80% together with the Series E Preferred Stock), divided by the 16,750 shares of Series F Preferred Stock issued in connection with the Plan of Merger; provided that the Series F Preferred Stock shall not be allowed to vote on the Stockholder Approval.

As a result, on the date of Stockholder Approval, the Series E and Series F Preferred Stock holders will collectively have the right to vote 80% of the Company’s voting shares and such holders will have control over the Company.

The approval by the stockholders of the Company of the conversion of the Series E and Series F Preferred Stock into common stock at the future stockholder meeting will result in substantial and significant dilution to existing stockholders with the Company’s common stock holders only holding in aggregate, a maximum of 6.67% of the Company’s fully-diluted shares of common stock.

The result of the Plan of Merger, Series D Designation and Series E Designation, each as described in greater detail above, will be that, effective upon the Stockholder Approval Date, and subject to the Closing Conditions of the Exchange Agreement, (a) the common stock holders of the Company will hold between 6% and 6.67% of the Company’s fully-diluted capitalization (depending on whether the 3% Increase described above is triggered); (b) Discover will hold Series D Preferred Stock convertible into 26.67% of the Company’s fully-diluted capitalization, subject to the terms of the Series D Preferred Stock; and (c) the Lineal Members, who hold the Series E Preferred Stock, will have the right to convert such Series E Preferred Stock, subject to the terms thereof, as discussed below, into 66.67% of the Company’s fully-diluted capitalization, subject to the 3% Increase described above. For example, if on the Stockholder Approval Date, there are 20,000,000 shares of common stock issued and outstanding, the Series E Preferred Stock will be convertible into approximately 200 million shares of common stock (approximately 232 million if the 3% Increase is triggered) and the Series D Preferred Stock will be convertible into, subject to the ownership blocker set forth therein, a total of 79,970,015 shares of common stock. As a result, upon the Stockholder Approval Date, and subject to the Closing Conditions of the Exchange Agreement, the percentage of voting shares held by the common stockholders of the Company, and the percentage of fully-diluted shares held by such common stockholders, will be significantly less than the percentage which they hold prior to the Stockholder Approval Date, and the conversion rights of the Series E Preferred Stock and Series D Preferred Stock, and conversions under such preferred stock, will result in significant dilution to existing stockholders. Effective on the Stockholder Approval Date, the common stockholders of the Company will own only between 6% and 6.67% of the Company’s capital stock, subject to the preferential liquidation preferences and other rights in the designations of the Company’s preferred stock.

The Series E Preferred Stock includes redemption rights which, if exercisable, and if exercised, may result in the effective unwinding of the Lineal acquisition and other consequences.

The Series E Preferred Stock holders, with the consent of a majority in interest of such Series E Preferred Stock holders, have the option, exercisable from time to time after November 22, 2019, or if an acquisition by Lineal of assets or securities which results in the Company, immediately after such acquisition, being able to meet the initial listing requirements of the NYSE American (“Lineal Transaction”), has not occurred prior to September 23, 2019, a date which is 60 days after the closing of a Lineal Transaction (the “Redemption Date”), or such other later date which is approved by the Company and a majority in interest of such Series E Preferred Stock holders, provided that the Shareholder Approval has not been received by such date, to require that the Company redeem shares of the outstanding Series E Preferred Stock. Each Redemption shall be on a one-for-one basis between Series E Preferred Stock and Lineal Common Shares and shall be subject to applicable law. No redemption of the Series E Preferred Stock is allowed unless there is a pro rata redemption of the Series F Preferred Stock.

The holders of the Series F Preferred Stock have the option, exercisable from time to time after the Redemption Date, or such other later date which is approved by the Company and a majority in interest of the holders of the Series F Preferred Stock, or if Stockholder Approval has been received, then only after the date following the date when the Company has received net proceeds from the issuance of equity securities of at least $6,750,000, to require that the Company redeem all or any portion of the outstanding shares of Series F Preferred Stock for cash, by requiring the Company to pay each applicable holder, an amount equal to $100 per Series F Preferred Stock share multiplied by the number of Series F Preferred Stock shares held by each applicable holder, subject to redemption. In the event the Company is prohibited from completing a redemption due to applicable law, the Company is required to redeem that number of shares of Series F Preferred Stock which is able to be redeemed under applicable law.

In the event the Series E Preferred Stock was fully-redeemed, the Series E Preferred holders and Series F Preferred Stock holders would be able to re-acquire 100% of the securities of Lineal and effectively unwind the Company’s acquisition of Lineal.

Additionally, in the event of the redemption of more than 50% of the Series E and F Preferred Stock shares, the $1,050,000 loan made by the Company to Lineal will be due two years from such applicable date, provided that the Company will not have any security for such loan, which may not be repaid timely, if at all.

The issuance and sale of common stock upon conversion of the Series C Preferred Stock will likely significantly depress the market price of our common stock.

As described above, until such time as the Stockholder Approval and other requirements of the Exchange Agreement are received, the Series C Preferred Stock is exchanged for shares of Series D Preferred Stock, and the number of shares of common stock issuable upon conversion of the Series D Preferred Stock is fixed, the Series C Holders will continue to have the right to convert Series C Preferred Stock and dilute the holdings of common stock holders. For example, since approximately July 9, 2019, the Series C Holders have been converting shares of Series C Preferred Stock into common stock, and/or requesting additional shares of common stock which they are due for prior conversions, which are held in abeyance, in an amount equal to approximately 9.99% of our outstanding shares of common stock every one or two days, which has caused a significant increase in the number of outstanding shares of our common stock over that time period and diluted existing stockholders. Additionally, as of August 14, 2019, the Series C Holders are still due approximately 56,342,906,515 shares of common stock upon conversion of the outstanding shares of Series C Preferred Stock (significantly more than the 250 million shares we have authorized), at a current conversion price of $0.001 per share, and an additional 28,321,700 shares in connection with shares of Series C Preferred Stock previously converted which are held in abeyance subject to such holders’ 9.99% ownership limitations). As conversions of Series C Preferred Stock and sales of such converted shares take place, the price of our common stock will likley decline in value. In addition, the common stock issuable upon conversion of the Series C Preferred Stock will represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb converted shares sold by the Series C Preferred Stock holders, then the value of our common stock will likely decrease, and as a result, we may be delisted from the NYSE American.

If persons engage in short sales of our common stock, including sales of shares to be issued upon exercise of our outstanding convertible preferred stock, the price of our common stock may decline.

Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. In addition, holders of options, warrants and other convertible securities will sometimes sell short knowing they can, in effect, cover through the exercise of an option or warrant or conversion of a convertible security, thus locking in a profit. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock issued upon exercise of our outstanding Series C Preferreds Stock could encourage short sales that could further undermine the value of our common stock. Shareholders could, therefore, experience a decline in the values of their investment as a result of short sales of our common stock.

The Series E and Series F Preferred Stock includes provisions restricting the Company’s ability to undertake certain transactions without the approval of such Series E and Series F Preferred Stockholders.

Until the earlier of (a) the fifth (5th) anniversary of the Closing Date of the Lineal acquisition; and (b) the date that 5% or less of the Series E Preferred Stock and Series F Preferred Stock issued in connection with the Merger are outstanding, the Company is not authorized to affect any Material Asset Transfer or change of control, as described in the Series E Designation (collectively, a “Material Transaction”), without the consent of a majority in interest of such Series E Preferred Stock holders. “Material Asset Transfer” means (i) the sale, license, distribution or transfer, of more than 20% of the assets of (a) the Company; or (b) Lineal, in a single transaction or a series of related transactions, subject to certain exceptions; or (ii) the merger, consolidation or reorganization of the Company or Lineal with another corporation, partnership or other entity and as a result of such merger, consolidation or reorganization less than 50% of the outstanding voting securities of the surviving or resulting corporation, partnership or other entity shall be owned in the aggregate by the stockholders of the Company (as to the Company) or the Company (as to Lineal), as determined immediately prior to the consummation of such merger, consolidation or reorganization.

 Additionally, until the Protective Provision Termination Date, the Company shall not, without first obtaining the approval of a majority in interest of such Series E Preferred Stock holders: (a) issue any shares of preferred stock, other than as contemplated by the Plan of Merger; (b) issue any Lineal Common Shares or Lineal Preferred Shares; or (c) issue any shares of common stock or convertible securities, except for: (i) shares of common stock issued upon conversion of the Series F Preferred Stock; (ii) shares of common stock issued upon conversion of the Series C Preferred Stock and Series D Preferred Stock, or as otherwise provided for in the Series C Designation or Series D Designation; (iii) shares of Series D Preferred Stock pursuant to the Exchange Agreement; (iv) shares of common stock issuable pursuant to the terms of agreements or understandings which were in place as of the Closing Date, and which have not been amended, modified or revised after such Closing Date, except to make such terms more favorable to the Company; and (v) shares of common stock issuable upon the exercise of options or upon the conversion or exchange of convertible securities, outstanding as of the Closing Date, in each case provided such issuance is pursuant to the terms of such option or convertible security as was in effect as of the Closing Date, except to the extent such terms are amended or revised to make such terms more favorable to the Company.

 Finally, for so long as the outstanding Series E Preferred Stock shares have the right to vote at least 5% of the Company’s total voting shares, the Series E Preferred Stock, voting as a group, have the right to (a) appoint one member to the Company’s Board of Directors; (b) appoint four (4) members of Lineal’s Board of Directors (i.e., the managers of Lineal) (prior to Shareholder Approval); and one (1) member to Lineal’s Board of Directors (subsequent to Shareholder Approval), provided that unless approved by a majority in interest of such Series E Preferred Stock holders, the Board of Directors of Lineal shall have no more than five (5) members; (c) nominate an individual to serve as the Company’s COO; and (d) nominate individuals to serve as the executive officers of Lineal.

The Series E Designation also provides the Series E Preferred Stock holders customary protective provisions requiring the consent of the Series E Preferred Stock holders for certain matters, including amending the Lineal Company Agreement, which would adversely affect the rights of the Series E Preferred Stock holders and/or the Series E Preferred Stock.

As a result of the above the Series E and Series F Preferred Stock holders will have significant control over the activities of the Company and Lineal and the Company’s and Lineal’s operations, the Company’s ability to raise capital and ability to liquidate assets, and the interests of the preferred stock holders may be different than those of the common stock holders and create conflicts of interest.

The Series E and Series F Preferred Stock includes a liquidation preference.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary (each a “Liquidation Event”), the holders of Series E Preferred Stock are entitled to receive prior to the holders of the Company’s other security holders, except in the case of the Series C Preferred Stock, which is junior in ranking only to the first distributions up until $2,000 per share of Series E Preferred Stock (the original issue price per share)($20 million in aggregate), and the Series F Preferred Stock, the Company’s capital leases as may be in place from time to time and other senior debt approved by a majority in interest of such preferred holders, and then is entitled to pari passu ranking, and pro rata with the holders of the Company’s Series D Preferred Stock, an amount per share for each share of Series E Preferred Stock held by them equal to the greater of (a) $2,000 per share and (b) the amount of cash that would have been received had such share of Series E Preferred Stock been converted into common stock immediately prior to such Liquidation Event based on the Conversion Rate. In the event of a Liquidation Event, the holders of Series F Preferred Stock are entitled to receive prior to the holders of the Company’s securities other than the Series D Preferred Stock, and pro rata with the holders of the Series D Preferred Stock, but not prior to any holders of the Company’s senior securities (as described in the designation), an amount per share for each share of Series F Preferred Stock held by them equal to $100 ($1,675,000 in aggregate), then, after any distributions to any other shares of preferred stock, the holders are entitled to eight percent (8%) of any remaining assets left for distribution to the holders of the common stock.

The Series C Holders hold an approximately $56.3 million liquidation preference in the Company.

Each share of Series C Preferred Stock held by the Discover and Discover Growth includes a liquidation preference, payable to the Series C Holders upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company and after priority amounts due to the Series E Preferred Stock holders and Series F Preferred Stock holders, as discussed above, prior to any distribution or payment made to the holders of preferred stock or common stock, by reason of their ownership thereof equal to $10,000 (“Face Value”), plus an amount equal to any accrued but unpaid dividends thereon. Because the dividends currently require that interest be paid on the Face Value of 34.95% per annum, for the entire seven year term of the Series C Preferred Stock (even if payable sooner than seven years after the issuance date), the total liquidation value required to be paid to the Discover and Discover Growth upon a liquidation, dissolution or winding up of the Company is approximately $56.3 million as of the date of this filing. As referenced above, this liquidation preference would be payable after the other preferential rights of our other outstanding series of preferred stock, but prior to any amount being distributed to the holders of our common stock. Because our net assets total significantly less than $56.3 million (notwithstanding the preferential liquidation rights of our other series of preferred stock), it is likely that our common stockholders would not receive any amount in the event the Company was liquidated, dissolved or wound up.

Pursuant to the Funding Agreement the Company is required to hold $4 million of funds in a separate segregated bank account to be used solely for future acquisitions.

The Funding Agreement required the Company to deposit into a newly opened and dedicated bank account, $4,000,000, which is intended to be used for acquisitions of assets and/or securities of complementary businesses of Lineal. The amount of such deposit may only be released with the approval of the Company and Lineal’s designee. While in the Account the Company will not have the use of such funds, except for mutually agreed upon acquisitions. While held in the Account such funds may not be generating as much income for the Company as they would be if used for other purposes, will reduce the amount of funds the Company has for operations and other matters, and could force the Company to raise money for operations sooner than it otherwise would.

The Funding Agreement terminates on the first to occur of (a) the distribution of all of the amounts in the account in accordance with the agreement; (b) the consent of a Preferred Majority; and (c) delivery to the former holders of the Series E and F Preferred Stock, by the Company, of a notice of termination, in the event the Series E and F Preferred Stock have been fully redeemed by the Company. As such, the Company has no control over the termination of the Agreement and in the event the Company and Lineal’s representative cannot mutually agree on a use for such funds, the funds will continue to remain in a segregated account until the termination of the Funding Agreement, if ever.

The integration of Lineal’s assets and operations present significant challenges that may reduce the anticipated potential benefits of such acquisition.

The integration of Lineal’s assets and operations are well underway but present significant challenges that may reduce the anticipated potential benefits of this transaction. The integration of Lineal’s assets and options is complex and time-consuming due to the size and complexity of such organization. The Company faces significant challenges in consolidating functions and integrating organizations, procedures and operations in a timely and efficient manner, as well as retaining key personnel. The principal challenges include the following:

●	integrating Lineal’s existing businesses;

●	preserving significant business relationships;

●	further consolidation of corporate and administrative functions;

●	conforming standards, controls, procedures and policies, business cultures and compensation structures between Lineal and the Company; and

●	retaining key employees.

The Company’s management plans to dedicate substantial effort to integrating the business of Lineal with the Company. These efforts could divert management’s focus and resources from the Company’s business, corporate initiatives or strategic opportunities. If the Company is unable to integrate Lineal’s organizations, procedures and operations in a timely and efficient manner, the anticipated benefits of this acquisition may not be realized fully or may take longer to realize than expected. An inability to realize the full extent of the anticipated benefits of this acquisition, as well as any delays encountered in the integration process, could also have an adverse effect upon the Company’s revenues, expenses and operating results.

 The Company’s future success depends, in part, upon its ability to complete the integration and manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the Company will be successful or that it will realize the expected operating efficiencies, cost savings and other benefits currently anticipated.

Risks Relating to Our Pipeline Service Operations

Competing pipeline service providers, including certain major energy and chemical companies, possess, or have greater financial resources to acquire, assets better suited to meet customer demand, which could undermine our ability to obtain and retain customers or reduce utilization of our assets, which could reduce our revenues and cash flows.

We face competition in all aspects of our business and can give no assurances that we will be able to compete effectively against our competitors. Our competitors include major energy and chemical companies, some of which have greater financial resources, more resources, employees and greater technology. Certain of our competitors also may have advantages in competing for acquisitions or other new business opportunities because of their financial resources and synergies in operations. Our inability to effectively compete with competitors who have more resources than us could have a negative effect on our revenue, and cash flows.

Our operations are subject to operational hazards and interruptions, and we cannot insure against and/or predict all potential losses and liabilities that might result therefrom.

Our operations and those of our customers and suppliers are subject to operational hazards and unforeseen interruptions due to natural disasters, adverse weather conditions (such as hurricanes, tornadoes, storms and floods), accidents, fires, explosions, hazardous materials releases, mechanical failures and other events beyond our control. In addition, many scientists hypothesize that global climatic changes are occurring that are likely to increase the number and severity of hurricanes and other damaging weather conditions. These events might result in a loss of life or equipment, injury or extensive property damage, as well as an interruption in our operations or those of our customers or suppliers. In the event any of our facilities, or those of our customers or suppliers, suffer significant damage or are forced to shut down for a significant period of time, it may have a material adverse effect on our earnings, our other results of operations and our financial condition as a whole.

As a result of market conditions, premiums and deductibles for certain of our insurance policies could increase substantially; therefore, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. Certain insurance coverage could become subject to broad exclusions, become unavailable altogether or become available only for reduced amounts of coverage and at higher rates. If we were to incur a significant liability for which we are insufficiently insured, such a liability could have a material adverse effect on our financial position.

Climate change and fuels legislation and other regulatory initiatives may decrease demand for our services and increase our operating costs.

In response to scientific studies asserting that emissions of certain “greenhouse gases” such as carbon dioxide and methane may be contributing to warming of the Earth’s atmosphere, the U.S. Congress, European Union and other political bodies have considered legislation or regulation to reduce emissions of greenhouse gases. To the extent the United States and other countries impose climate change regulations on the oil industry, it could have an adverse direct or indirect effect on our business.

Passage of climate change or fuels legislation or other regulatory initiatives in fuel efficiency, fuel additives, renewable fuels and other areas in which we conduct business could result in changes to the demand for the services we provide and could increase the costs of our operations. Reductions in our revenues or increases in our expenses as a result of climate change legislation or other regulatory initiatives could have adverse effects on our business, financial position, results of operations and prospects.

Finally, increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our assets and operations.

Our pipeline services operations are subject to federal, state and local laws and regulations, in the U.S. and in the other countries in which we operate, relating to environmental, health, safety and security that could require us to make substantial expenditures.

Our pipeline services operations are subject to increasingly stringent international, federal, state and local environmental, health, safety and security laws and regulations. The servicing of pipelines which carry hazardous materials, including petroleum products, entails the risk that these products may be released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies including for damages to natural resources, personal injury or property damages to private parties and significant business interruption. Further, in recent years, increased regulatory focus on pipeline integrity and safety has resulted in various proposed or adopted regulations. The implementation of these regulations, and the adoption of future regulations, could require us to make additional capital expenditures, increase our operating costs, and reduce the demand for our services, all of which could cause a reduction in our revenues and a material adverse effect on our results of operations.

Current and future legislative action and regulatory initiatives could also result in changes to operating permits, material changes in operations, increased capital expenditures and operating costs, increased costs of raw materials and decreased demand for our services that cannot be assessed with certainty at this time. We may be required to make expenditures to modify operations or install pollution control equipment or release prevention and containment systems that could materially and adversely affect our business, financial condition, results of operations and liquidity if these expenditures, as with all costs, are not ultimately reflected in the tariffs and other fees we receive for our services.

Terrorist attacks and the threat of future attacks worldwide, as well as continued hostilities in the Middle East or other sustained military campaigns, may adversely impact our results of operations.

The United States Department of Homeland Security has identified pipelines and other energy infrastructure assets as ones that might be specific targets of terrorist organizations. These potential targets might include our pipeline systems, storage facilities or operating systems. Increased security measures we have taken as a precaution against possible terrorist attacks have resulted in increased costs to our business. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect our operations in unpredictable ways, including disruptions of crude oil supplies and markets for refined products, instability in the financial markets that could restrict our ability to raise capital and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an attack.

Our financial and operating results may vary significantly from quarter-to-quarter and year-to-year.

 Our business is subject to seasonal and annual fluctuations.  Some of the quarterly variation is the result of weather, particularly rain, ice and snow, which create difficult operating conditions.  Similarly, demand for routine repair and maintenance services for gas utilities is lower during their peak customer needs in the winter.  Some of the annual variation is the result of large construction projects which fluctuate based on general economic conditions and customer needs.  Annual and quarterly results may also be adversely affected by:

●	Changes in our mix of customers, projects, contracts and business;

●	Regional or national and/or general economic conditions and demand for our services;

●	Variations and changes in the margins of projects performed during any particular quarter;

●	Increases in the costs to perform services caused by changing weather conditions;

●	The termination or expiration of existing agreements or contracts;

●	The budgetary spending patterns of customers;

●	Increases in construction costs that we may be unable to pass through to our customers;

●	Cost or schedule overruns on fixed-price contracts;

●	Availability of qualified labor for specific projects;

●	Changes in bonding requirements and bonding availability for existing and new agreements;

●	The need and availability of letters of credit;

●	Costs we incur to support growth, whether organic or through acquisitions;

●	The timing and volume of work under contract; and

●	Losses experienced in our operations.

As a result, our operating results in any particular quarter may not be indicative of the operating results expected for any other quarter or for an entire year.

Demand for our services may decrease during economic recessions or volatile economic cycles, and a reduction in demand in end markets may adversely affect our business.

 We anticipate that moving forward a substantial portion of our revenue and profit will be generated from construction projects, the awarding of which we do not directly control.  The engineering and construction industry historically has experienced cyclical fluctuations in financial results due to economic recessions, downturns in business cycles of our customers, material shortages, price increases by subcontractors, interest rate fluctuations and other economic factors beyond our control. When the general level of economic activity deteriorates, our customers may delay or cancel upgrades, expansions, and/or maintenance and repairs to their systems. Many factors, including the financial condition of the industry, could adversely affect our customers and their willingness to fund capital expenditures in the future.

 Economic, regulatory and market conditions affecting our specific end markets may adversely impact the demand for our services, resulting in the delay, reduction or cancellation of certain projects and these conditions may continue to adversely affect us in the future.

We are also dependent on the amount of work our customers outsource. In a slower economy, our customers may decide to outsource less services reducing demand for our services. In addition, consolidation, competition or capital constraints in the industries we serve may result in reduced spending by our customers.

 Industry trends and government regulations could reduce demand for our pipeline services.

 The demand for our pipeline services is dependent on the level of capital project spending by companies in the oil and gas industry.  This level of spending is subject to large fluctuations depending primarily on the current price, volatility, and expectations of future prices of oil and natural gas.  The price is a function of many factors, including levels of supply and demand, government policies and regulations, oil industry refining capacity and the potential development of alternative fuels.

 Specific government decisions could affect demand for our services.  For example, a limitation on the use of “fracking” technology, or creation of significant regulatory issues for the construction of underground pipelines, could significantly reduce our underground work.

Conversely, government regulations may increase the demand for our pipeline services.  The anticipation by utilities that coal-fueled power plants may become uneconomical to operate because of potential environmental regulations or low natural gas prices has increased demand for gas pipeline construction for utility customers.

Many of our customers are regulated by federal and state government agencies and the addition of new regulations or changes to existing regulations may adversely impact demand for our services and the profitability of those services.

Many of our energy customers are regulated by the Federal Energy Regulatory Commission (“FERC”), and our utility customers are regulated by state public utility commissions. These agencies could change the way in which they interpret current regulations and may impose additional regulations. These changes could have an adverse effect on our customers and the profitability of the services they provide, which could reduce demand for our services or delay our ability to complete projects.

We may lose business to competitors through the competitive bidding processes.

We are engaged in highly competitive businesses in which most customer contracts are awarded through bidding processes based on price and the acceptance of certain risks. We compete with other general and specialty contractors, both regional and national, and small local contractors. The strong competition in our markets requires maintaining skilled personnel and investing in technology, and it also puts pressure on profit margins. We do not obtain contracts from all of our bids and our inability to win bids at acceptable profit margins would adversely affect our business.

The timing of new contracts may result in unpredictable fluctuations in our business.

Substantial portions of our revenue are derived from project-based work that is awarded through a competitive bid process. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of or failure to obtain projects, delays in award of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing, permitting and other contingencies that may delay or result in termination of projects. We may have difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, resulting in unpredictability in our cash flow, expenses and profitability. If any expected contract award or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenue. Finally, the winding down or completion of work on significant projects will reduce our revenue and earnings if these projects have not been replaced.

Backlog may not be realized or may not result in revenue or profit.

Most of our contracts may be terminated by our customers on short notice. Reductions in backlog due to cancellation by a customer, or for other reasons, could significantly reduce the revenue that we actually receive from contracts in our backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenue reflected in our backlog. Projects may remain in our backlog for extended periods of time.

Given these factors, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year. Inability to realize revenue from our backlog could have an adverse effect on our business.

Our actual cost may be greater than expected in performing our fixed-price contracts, causing us to realize significantly lower profit or losses on our projects.

We expect to continue to generate a portion of our revenue and profit under fixed-price contracts. In general, we must estimate the costs of completing a specific project to bid these types of contracts. The actual cost of labor and materials may vary from the costs we originally estimated, and we may not be successful in recouping additional costs from our customers. These variations may cause gross profit for a project to differ from those we originally estimated.  Reduced profitability or losses on projects could occur due to changes in a variety of factors such as:

●	Failure to properly estimate costs of engineering, materials, equipment or labor;

●	Unanticipated technical problems with the structures, materials or services being supplied by us, which may require that we spend our own money to remedy the problem;

●	Project modifications not reimbursed by the client creating unanticipated costs;

●	Changes in the costs of equipment, materials, labor or subcontractors;

●	Our suppliers or subcontractors failure to perform;

●	Changes in local laws and regulations, and;

●	Delays caused by weather conditions.

As projects grow in size and complexity, multiple factors may contribute to reduced profit or losses, and depending on the size of the particular project, variations from the estimated contract costs could have a material adverse effect on our business.

Weather can significantly affect our revenue and profitability.

Our ability to perform work and meet customer schedules can be affected by weather conditions such as snow, ice and rain.  Weather may affect our ability to work efficiently and can cause project delays and additional costs.  Our ability to negotiate change orders for the impact of weather on a project could impact our profitability.  In addition, the impact of weather can cause significant variability in our quarterly revenue and profitability.

We require subcontractors and suppliers to assist us in providing certain services, and we may be unable to retain the necessary subcontractors or obtain suppliers to complete certain projects adversely affecting our business.

We use subcontractors to perform portions of our contracts and to manage workflow. While we are not dependent on any single subcontractor, general market conditions may limit the availability of subcontractors to perform portions of our contracts causing delays and increases in our costs.

Although significant materials are often supplied by the customer, we use suppliers to provide some materials and equipment used for projects.  If a supplier fails to provide supplies and equipment at the estimated price, fails to provide adequate amounts of supplies and equipment, or fails to provide supplies when scheduled, we may be required to source the supplies or equipment at a higher price or may be required to delay performance of the project.  The additional cost or project delays could negatively impact project profitability.

Failure of a subcontractor or supplier to comply with laws, rules or regulations could negatively affect our reputation and our business.

We may experience delays and defaults in client payments and we may pay our suppliers and subcontractors before receiving payment from our customers for the related services, which could result in an adverse effect on our financial condition, results of operations and cash flows.

We use subcontractors and material suppliers for portions of certain work, and our customers pay us for those related services. If we pay our suppliers and subcontractors for materials purchased and work performed for customers who fail to pay us, or such customers delay paying us for the related work or materials, we could experience a material adverse effect on our business. In addition, if customers fail to pay us for work we perform, we could experience a material adverse effect on our business.

A significant portion of our business depends on our ability to provide surety bonds, and we may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds.

Our contracts frequently require that we provide payment and performance bonds to our customers. Under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing bonds.

Current or future market conditions, as well as changes in our surety providers’ assessments of our operating and financial risk, could cause our surety providers to decline to issue or renew, or to substantially reduce, the availability of bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects.

Our bonding requirements may limit our ability to incur indebtedness, which would limit our ability to refinance our existing credit facilities or to execute our business plan.

Our ability to obtain surety bonds depends upon various factors including our capitalization, working capital, tangible net worth and amount of our indebtedness. In order to obtain required bonds, we may be limited in our ability to incur additional indebtedness that may be needed to refinance our existing credit facilities upon maturity, to complete acquisitions, and to otherwise execute our business plans.

We may be unable to win some new contracts if we cannot provide clients with letters of credit.

For many of our clients, surety bonds provide an adequate form of security, but for some clients, additional security in the form of a letter of credit may be required.  While we have capacity for letters of credit under our credit facility, the amount required by a client may be in excess of our credit limit.  Any such amount would be issued at the sole discretion of our lenders.  Failure to provide a letter of credit when required by a client may result in our inability to compete for or win a project.

During the ordinary course of our business, we may become subject to material lawsuits or indemnity claims.

We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings during the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, and civil penalties or other losses or injunctive or declaratory relief. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts with them, and, in some instances, we may be allocated risk through our contract terms for actions by our customers or other third parties. Because our services in certain instances may be integral to the operation and performance of our customers’ infrastructure, we may become subject to lawsuits or claims for any failure of the systems on which we work, even if our services are not the cause of such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage, personal injury or system failure. The outcome of any of these lawsuits, claims or legal proceedings could result in significant costs and diversion of management’s attention from the business. Payments of significant amounts, even if reserved, could adversely affect our reputation and our business.

Our business is labor intensive.  If we are unable to attract and retain qualified managers and skilled employees, our operating costs may increase.

Our business is labor intensive and our ability to maintain our productivity and profitability may be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequately skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time-to-time experienced, and may in the future experience, shortages of certain types of qualified personnel. The supply of experienced engineers, project managers, field supervisors and other skilled workers may not be sufficient to meet current or expected demand. The beginning of new, large-scale infrastructure projects or increased competition for workers currently available to us, could affect our business, even if we are not awarded such projects. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenue. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses.

Our business may be affected by difficult work sites and environments which may adversely affect our ability to procure materials and labor.

We perform our work under a variety of conditions, including, but not limited to, difficult and hard to reach terrain, difficult site conditions and busy urban centers where delivery of materials and availability of labor may be impacted. Performing work under these conditions can slow our progress, potentially causing us to incur contractual liability to our customers. These difficult conditions may also cause us to incur additional, unanticipated costs that we might not be able to pass on to our customers.

We may incur liabilities or suffer negative financial or reputational impacts relating to health and safety matters.

Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our environmental, health and safety programs, our industry involves a high degree of operational risk and there can be no assurance that we will avoid significant liability exposure. Although we have taken what we believe are appropriate precautions, we may suffer fatalities in the future. Serious accidents, including fatalities, may subject us to substantial penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if our safety record were to substantially deteriorate over time or we were to suffer substantial penalties or criminal prosecution for violation of health and safety regulations, our customers could cancel our contracts and not award us future business.

Interruptions in our operational systems or successful cyber security attacks on any of our systems could adversely impact our operations, our ability to report financial results and our business.

We rely on computer, information and communication technology and related systems to operate our business and to protect sensitive company information. Any cyber security attack that affects our facilities, our systems, our customers or any of our financial data could have a material adverse effect on our business. Our computer and communications systems, and consequently our operations, could be damaged or interrupted by cyber-attacks and physical security risks, such as natural disasters, loss of power, telecommunications failures, acts of war, acts of terrorism, computer viruses, physical or electronic break-ins and actions by hackers and cyber-terrorists. Any of these, or similar, events could cause system disruptions, delays and loss of critical information, delays in processing transactions and delays in the reporting of financial information.

We have experienced cyber security threats such as viruses and attacks targeting our systems, and expect the frequency and sophistication of such incidents to continue to grow. Such prior events have not had a material impact on our financial condition, results of operations or liquidity. However, future threats or existing threats of which we are not yet aware could cause harm to our business and our reputation; disrupt our operations; expose us to potential liability, regulatory actions and loss of business; and impact our results of operations materially. Our insurance coverage may not be adequate to cover all the costs related to cyber security attacks or disruptions resulting from such events.

While we have taken steps to mitigate persistent and continuously evolving cyber security threats by implementing network security and internal control measures, implementing policies and procedures for managing risk to our information systems, periodically testing our information technology systems, and conducting employee training on cyber security, there can be no assurance that a system or network failure or data security breach would not adversely affect our business. Furthermore, the continuing and evolving threat of cyber-attacks has resulted in increased regulatory focus on prevention. To the extent we face increased regulatory requirements, we may be required to expend significant additional resources to meet such requirements.

Because of the inherent dangers involved in pipeline services and oil and gas exploration, there is a risk that we may incur liability or damages as we conduct our business operations, which could force us to expend a substantial amount of money in connection with litigation and/or a settlement.

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. The pipeline services industry involves risks such as damage to property, environmental hazards and risks, releases of hazardous materials, pollution, personal injury and others. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us in the future. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for the purchase of properties and/or property interests, exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. As such, our current insurance or the insurance that we obtain in the future may not be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations, which could lead to any investment in us declining in value or becoming worthless.

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

Specifically, as an owner or lessee and operator of crude oil and natural gas properties and as a pipeline services company, we are subject to various federal, state, local and foreign regulations relating to the discharge of materials into, and the protection of, the environment. These regulations may, among other things, impose liability on us for the cost of pollution cleanup resulting from operations, subject us to liability for pollution damages and require suspension or cessation of operations in affected areas. Moreover, we are subject to the United States (“U.S.”) EPA rule requiring annual reporting of greenhouse gas (“GHG”) emissions. Changes in, or additions to, these regulations could lead to increased operating and compliance costs and, in turn, materially and adversely affect our business, results of operations and financial condition.

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

Our contracts are subject to change orders that are subject to change or cancellation, which may reduce the value anticipated from projects, or the timing of such projects and revenues.

Change orders are modifications of an original contract that effectively change the existing provisions of the contract without adding new scope or terms. Change orders may include changes in specifications or designs, manner of performance, facilities, equipment, materials, sites and periods of completion of the work. Either we or our customers may initiate change orders. Contracts may be subject to change orders which may be subject to cancellation or change in the future, which changes and/or cancellations may reduce the revenues we anticipate generating from such contracts, may change the timing of planned projects, and/or may have a material adverse effect on our results of operations.

Our contracts may require us to perform extra or change order work, which can result in disputes and adversely affect our working capital, profits and cash flows.

Our contracts often require us to perform extra or change order work as directed by the customer even if the customer has not agreed in advance on the scope or price of the extra work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay for the extra work. These disputes may not be settled to our satisfaction. Even when the customer agrees to pay for the extra work, we may be required to fund the cost of such work for a lengthy period of time until the change order is approved by the customer and we are paid by the customer.

To the extent that actual recoveries with respect to change orders or amounts subject to contract disputes or claims are less than the estimates used in our financial statements, the amount of any shortfall will reduce our future revenues and profits, and this could have a material adverse effect on our reported working capital and results of operations. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no sales of unregistered securities during the year ended March 31, 2019 and from the period from April 1, 2019 to the filing date of this report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as set forth below:

As of August 14, 2019, the Series C Holders had converted 541 shares of Series C Preferred Stock into 49,210,718 shares of common stock (when including true ups), of which 28,231,700 shares remain to be issued and are currently held in abeyance subject to such holders 9.99% ownership limitations. Additionally, the 2,303 remaining Series C Preferred Stock shares, can convert, pursuant to their terms, and including conversion premiums thereon, into approximately 56,342,895,000 shares of common stock, subject to further adjustments pursuant to the terms of the Series C Preferred Stock, including true ups thereon, based on a current conversion price of $0.001 per share.

The number of Series C Preferred Stock shares summarized as converted above included:

●	The conversion on July 9, 2019, by Discover of one share of the Series C Preferred Stock into a total of approximately 24,541,924 shares of common stock (including shares due for true-ups). A total of 215,000 of such shares were issued to Discover in connection with the initial conversion, and the remaining shares were held in abeyance subject to Discover’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover, of which 3,273,947 total shares had been issued through August 14, 2019 and the remainder of the shares were held in abeyance subject to Discover’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover.

●	The conversion on July 19, 2019, by Discover Growth, of one share of the Series C Preferred Stock into a total of approximately 24,541,924 shares of common stock (including shares due for true-ups). A total of 597,600 of such shares were issued to Discover Growth in connection with the initial conversion, and the remaining shares were held in abeyance subject to Discover Growth’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover Growth, of which 20,698,300 shares had been issued through August 14, 2019 and the remainder of the shares (3,766,700) were held in abeyance subject to Discover Growth’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover Growth.

Through August 14, 2019, a total of 23,972,247 of the shares due to Discover and Discover Growth in connection with the conversion described above had been issued and the remainder of the shares, 28,321,700 shares, were held in abeyance subject to the investors’ 9.99% ownership limitation, to be issued from time to time, at the request of the investors.

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

On April 6, 2016, the Company entered into a Securities Purchase Agreement with Discover, pursuant to which the Company issued a redeemable convertible subordinated debenture, with a face value of $530,000, initially convertible into shares of common stock at a conversion price equal to $50,781.25 per share. The debenture matures in seven years and accrues interest at a rate of 6.0% per annum. Due to the prior decline in the price of our common stock and that a trigger event occurred on June 30, 2016 as a result of the delay in filing our Annual Report on Form 10-K for the year ended March 31, 2016, the premium rate on the debenture increased from 6% to 34% and the conversion discount became 85% of the lowest daily volume weighted average price during the measuring period (60 days prior to and 60 days after the last date that Discover receives the last of the shares due), less $1,562.50 per share of common stock not to exceed 85% of the lowest sales price on the last day of such period less $1,562.50 per share.

On October 31, 2018, Discover converted the entire $495,000 remaining balance of principal owed under the terms of a convertible debenture, into an aggregate of 32,060 shares of common stock, including 244 shares of common stock issuable upon conversion of the principal amount thereof (at a conversion price of $2,031.25 per share), and 31,817 shares in connection with conversion premiums due thereon (at an initial conversion price, as calculated as provided in such debenture, of $38.25 per share). A total of 4,000 of such shares were issued to Discover in connection with the initial conversion and the remaining shares were held in abeyance subject to Discover’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover. Subsequent to the October 31, 2018 conversion date, Discover was due an additional 1,905,811 shares of common stock in connection with true ups associated with the original issuance, as a result of the conversion price of the conversion premiums falling to $0.625 per share pursuant to the terms of the convertible debenture. Through June 30, 2019, a total of 1,702,527 of the conversion shares had been issued and the remainder of the shares (203,274) were held in abeyance subject to the Discover’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover, which shares have been fully issued to date subsequent to June 30, 2019.

The sale and issuance of the securities have been determined to be exempt from registration under the Securities Act in reliance on Sections 3(a)(9) and 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering. Discover has represented that it is an accredited investor, as that term is defined in Regulation D. Discover also has represented that it is acquiring the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

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

55

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBER ENERGY, INC.
(Registrant)

/s/ Louis G. Schott
Louis G. Schott
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019

/s/ Robert Schleizer
Robert Schleizer
Chief Financial Officer
(Principal Financial/Accounting Officer)

Date: August 14, 2019

EXHIBIT INDEX

2.1	Agreement and Plan of Merger by and between Camber Energy, Inc., Camber Energy Merger Sub 2, Inc., Lineal Star Holdings, LLC, and the Members party thereto dated as of July 8, 2019 (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

3.1	Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of our authorized shares of common stock from 20,000,000 to 250,000,000, as filed with the Secretary of State of Nevada on April 10, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 11, 2019, and incorporated herein by reference)(File No. 001-32508)

3.2	Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on July 3, 2019, and effective July 8, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 8, 2019 and incorporated herein by reference) (File No. 001-32508)

3.3	Camber Energy, Inc. Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 8, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

3.4	Camber Energy, Inc. Certificate of Designations of Preferences, Powers, Rights and Limitations of Series D Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 3, 2019 (Filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

3.5	Certificate of Designation of Camber Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series E Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 3, 2019 (Filed as Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

3.6	Certificate of Correction to Series E Redeemable Convertible Preferred Stock Designation, filed with the Secretary of State of Nevada on July 8, 2019 (Filed as Exhibit 3.4 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

3.7	Certificate of Designation of Camber Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series F Redeemable Preferred Stock as filed with the Secretary of State of Nevada on July 3, 2019 (Filed as Exhibit 3.5 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

3.8*	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Limited Liability Company, filed with the Secretary of State of Delaware on July 10, 2019, and effective July 9, 2019, merging Camber Energy Merger Sub 2, Inc. into Lineal Star Holdings LLC

10.1	Agreed Conversion Agreement dated May 15, 2019, by and between Camber Energy, Inc. and Alan Dreeben (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 21, 2019, and incorporated herein by reference)(File No. 001-32508)

10.2	Security Exchange Agreement dated July 8, 2019, by and between Camber Energy, Inc., and the investor party thereto (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.3	Termination Agreement dated July 8, 2019, by and between Camber Energy, Inc., and the investor party thereto (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.4	Funding and Loan Agreement dated July 8, 2019, by and among Camber Energy, Inc., Lineal Star Holdings, LLC, and the preferred shareholders party thereto (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.5	$1,050,000 Promissory Note by Lineal Star Holdings, LLC as borrower in favor of Camber Energy, Inc. as lender, dated July 8, 2019 (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.6	Form of Indemnification Agreement of Officers and Directors (Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.7	Second Amendment to Consulting Agreement with Regal Consulting effective July 1, 2019 (Filed as Exhibit 10.6 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.8	July 8, 2019 Letter Agreement with Sylva International LLC dba SylvaCap Media (Filed as Exhibit 10.7 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer

31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer

32.2**	Section 906 Certification of Periodic Report of Principal Financial Officer

99.1	Letter to Shareholders in Accordance with NRS 78.0296 (Furnished as Exhibit 99.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.LAB	XBRL Label Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.

*101.DEF	XBRL Definition Linkbase Document

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
***	Management contract or compensatory plan.