Form 10-Q
period 2019-09-30
CAMBER ENERGY, INC.
filed 2019-11-19
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	3,028,899 (as of November 18, 2019)

CAMBER ENERGY, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAMBER ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	March 31, 2019
ASSETS
Current Assets
Cash	$4,833,636	$7,778,723
Accounts Receivable, Net of Allowance	3,337,183	129,037
Costs in Excess of Billings	1,771,739	—
Other Current Assets	65,249	263,205
Total Current Assets	10,007,807	8,170,965

Property and Equipment
Oil and Gas Properties - Subject to Amortization	50,488,936	50,528,953
Oil and Gas Properties - Not Subject to Amortization	28,016,989	28,016,989
Other Property and Equipment	5,235,199	1,570
Total Property and Equipment	83,741,124	78,547,512
Accumulated Depletion, Depreciation, Amortization and Impairment	(81,574,648)	(78,334,324)
Total Property and Equipment, Net	2,166,476	213,188
Right of Use Assets	757,263	—
Goodwill	17,992,118	—
Other Assets	264,053	198,519
Total Assets	$31,187,717	$8,582,672
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$2,161,016	$1,521,329
Common Stock Payable	1,735	303,340
Billings in Excess of Costs	90,082	—
Accrued Expenses	808,165	276,133
Operating Lease Liabilities - Short-Term	389,857	—
Finance Lease Liabilities - Short-Term	156,284	—
Current Portion of Long-Terms Notes Payable, Net of Discount	216,721	—
Current Income Taxes Payable	3,000	3,000
Total Current Liabilities	3,826,860	2,103,802

Asset Retirement Obligation	263,792	303,809
Operating Lease Liabilities - Long-Term	367,406	—
Finance Lease Liabilities - Long-Term	119,731	—
Long-Term Notes Payable, Net of Discount	1,575,404	—
Derivative Liability	—	5
Total Liabilities	6,153,193	2,407,616

Commitments and Contingencies

Temporary Equity
Preferred Stock Series E, 1,000,000 Shares Authorized of $0.001 Par Value, 1,000,000 and 0 Shares Issued and Outstanding, respectively, Liquidation Preference of $20,000,000	18,701,000	—
Preferred Stock Series F, 16,750 Shares Authorized of $0.001 Par Value, 16,750 and 0 Shares Issued and Outstanding, respectively, Liquidation Preference of $1,675,000	1,417,000	—
Total Temporary Equity	20,118,000	—

Stockholders’ Equity
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par Value, 0 Shares Issued and Outstanding	—	—
Preferred Stock Series B, 600,000 Shares Authorized of $0.001 Par Value, 0 and 44,000 Shares Issued and Outstanding, respectively	—	44
Preferred Stock Series C, 5,000 Shares Authorized of $0.001 Par Value, 2,302 and 2,305 Shares Issued and Outstanding, respectively, Liquidation Preference of $56,318,430	2	2
Preferred Stock Series D, 50,000 Shares Authorized of $0.001 Par Value, 0 Shares Issued and Outstanding	—	—
Common Stock, 5,000,000 Shares Authorized of $0.001 Par Value, 1,048,532 and 13,443 Shares Issued and Outstanding, respectively	1,049	13
Additional Paid-in Capital	148,784,723	152,251,623
Stock Dividends Distributable	11,913,781	8,141,843
Accumulated Deficit	(155,783,031)	(154,218,469)
Total Stockholders’ Equity	4,916,524	6,175,056
Total Liabilities and Stockholders’ Equity	$31,187,717	$8,582,672

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Revenues
Contract Revenue	$6,285,535	$—	$6,285,535	$—
Oil and Gas Revenue	92,753	809,466	214,104	2,504,162
Total Revenues	6,378,288	809,466	6,499,639	2,504,162

Operating Expenses
Lease Operating Expenses	188,483	747,374	312,040	2,159,041
Severance and Property Taxes	4,031	44,495	6,605	127,255
Contract Costs	4,897,196	—	4,897,196	—
Depreciation, Depletion, Amortization, and Accretion	68,460	136,726	72,702	463,926
Impairment of Oil and Gas Properties	—	224,309	—	755,966
General and Administrative	1,731,795	952,201	3,063,786	2,835,250
Gain on Sales of Assets	—	(25,808,246)	—	(25,808,246)
Total Operating Expenses	6,889,965	(23,703,141)	8,352,329	(19,466,808)
Operating Income (Loss)	(511,677)	24,512,607	(1,852,690)	21,970,970

Other Expense (Income)
Interest Expense	37,677	1,268,811	38,524	2,234,107
Other Expense (Income), Net	(272,390)	15,430	(326,652)	20,594
Total Other Expenses	(234,713)	1,284,241	(288,128)	2,254,701

Net Income (Loss)	$(276,964)	$23,228,366	$(1,564,562)	$19,716,269

Net Income (Loss) Per Common Share
Basic	$(4.40)	$17,311.77	$(20.57)	$22,708.13
Diluted	$(4.40)	$5,135.02	$(20.57)	$4,697.02

Weighted Average Number of Common Shares Outstanding
Basic	493,300	1,290	259,432	798
Diluted	493,300	4,349	259,432	3,858

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Series E Preferred Stock		Series F Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Stock Divided Distributable	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balances, March 31, 2018	—	$—	—	$—	408,508	$409	1,132	$1	184	$—	$141,429,941	$2,467,910	$(170,861,622)	$(26,963,361)
Common Shares issued for:
Conversion of Series C Preferred Stock	—	—	—	—	—	—	(251)	—	332	1	(1)	—	—	—
Payment of Series B Dividend	—	—	—	—	—	—	—	—	1	—	1,348	(1,348)	—	—
Conversion of Debenture	—	—	—	—	—	—	—	—	5	—	—	—	—	—
Warrants - Abeyance	—	—	—	—	—	—	—	—	10	—	—	—	—	—
Issuance of Series C Preferred Shares for Cash Proceeds	—	—	—	—	—	—	210	—	—	—	2,000,000	—	—	2,000,000
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	—	—	(698,996)	698,996	—	—
Share-Based Compensation	—	—	—	—	—	—	—	—	—	—	343,730	—	—	343,730
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,512,097)	(3,512,097)
Balances, June 30, 2018	—	—	—	—	408,508	409	1,091	1	532	1	143,076,022	3,165,558	(174,373,719)	(28,131,728)
Common Shares issued for:
Conversion of Series C Preferred Stock	—	—	—	—	—	—	(143)	—	1,837	1	(1)	—	—	—
Payment of Series B Dividend	—	—	—	—	—	—	—	—	1	—	882	(882)	—	—
Payment of Consulting Fees	—	—	—	—	—	—	—	—	1	—	200,000	—	—	200,000
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	—	—	(896,182)	896,182	—	—
Issuance of Series C Preferred Shares for Cash Proceeds	—	—	—	—	—	—	735	1	—	—	6,999,999	—	—	7,000,000
Net Income	—	—	—	—	—	—	—	—	—	—	—	—	23,228,366	23,228,366
Balances, September 30, 2018	—	$—	—	$—	408,508	$409	1,683	$2	2,371	$2	$149,380,720	$4,060,858	$(151,145,353)	$2,296,638

Balances, March 31, 2019	—	$—	—	$—	44,000	$44	2,305	$2	13,441	$13	$152,251,623	$8,141,843	$(154,218,469)	$6,175,056
Common Shares issued for:
Conversion of Debenture-Abeyance	—	—	—	—	—	—	—	—	25,008	25	(25)	—	—	—
Payment for Consulting Fees	—	—	—	—	—	—	—	—	600	1	303,339	—	—	303,340
Rounding Adjustment for Split	—	—	—	—	—	—	—	—	4	—	—	—	—	—
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	—	—	(1,878,055)	1,878,055	—	—
Conversion of Series B Preferred Stock	—	—	—	—	(44,000)	(44)	—	—	—	—	44	—	—	—
Payment of Series B Dividend	—	—	—	—	—	—	—	—	—	—	3	(3)	—	—
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,287,598)	(1,287,598)
Balances, June 30, 2019	—	—	—	—	—	—	2,305	2	39,053	39	150,676,929	10,019,895	(155,506,067)	5,190,798
Common Shares issued for:
Conversion of Series C Preferred Stock	—	—	—	—	—	—	(3)	—	1,004,450	1,005	(1,005)	—	—	—
Conversion of Debenture - Abeyance	—	—	—	—	—	—			4,065	4	(4)	—	—	—
Payment of Consulting Fees	—	—	—	—	—	—	—	—	80	—	27,690	—	—	27,690
Rounding adjustment for reverse stock split	—	—	—	—	—	—	—	—	884	1	(1)	—	—	—
Cash Paid for Settlement of Series B Preferred Stock Warrants	—	—	—	—	—	—	—	—	—	—	(25,000)	—	—	(25,000)
Issuance of Series E and F Preferred Stock	1,000,000	18,701,00	16,750	1,417,000	—	—	—	—	—	—	—	—	—	—
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	—	—	(1,893,886)	1,893,886	—	—
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	(276,964)	(276,964)
Balances, September 30, 2019	1,000,000	$18,701,000	16,750	$1,417,000	—	$—	2,302	$2	1,048,532	$1,049	$148,784,723	$11,913,781	$(155,783,031)	$4,916,524

See accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities
Net Income (Loss)	$(1,564,562)	$19,716,269
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	72,702	463,926
Impairment of Oil and Gas Properties	—	755,966
Bad Debt Expense	17,694	—
Gain on Sale of Oil and Gas Properties	—	(25,808,246)
Share-Based Compensation	27,690	343,629
Amortization of Right of Use Assets	156,133	—
Change in fair value of derivatives	(5)	—
Amortization of Discount on Notes	—	1,298,275
Changes in operating assets and liabilities:
Accounts Receivable	(449,363)	595,248
Costs in Excess of Billings	(827,489)	—
Other Current Assets	258,088	109,163
Accounts Payable and Accrued Expenses	(333,927)	697,994
Billings in Excess of Costs	90,082	—
Operating Lease Liabilities	(156,133)	—
Net Cash Used in Operating Activities	(2,709,090)	(1,833,776)

Cash Flows from Investing Activities
Cash Acquired in Acquisition	449,763	—
Cash Paid for Fixed Asset Additions	(628,087)	(2,482,788)
Cash Paid for Deposits	(31,534)	(141,009)
Net Cash Used in Investing Activities	(209,858)	(2,623,797)

Cash Flows from Financing Activities
Repayments of Finance Lease Liabilities	(37,457)	—
Repayment of Shareholder Loan	(492,337)	—
Proceeds from Notes Payable	566,455	—
Repayment of Notes Payable	(37,800)
Cash Paid for Settlement of Series B Preferred Stock Warrants	(25,000)	—
Proceeds from Issuance of Series C Preferred Stock	—	9,000,000
Net Cash Provided by (Used In) Financing Activities	(26,139)	9,000,000

(Decrease) Increase in Cash and Restricted Cash	(2,945,087)	4,542,427
Cash and Restricted Cash at Beginning of the Period	7,778,723	789,151
Cash and Restricted Cash at End of the Period	$4,833,636	$5,331,578

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

 NOTES TO FINANCIAL STATEMENTS

 (Unaudited)

NOTE 1 – GENERAL

Prior to the disposition of Camber Energy, Inc.’s (“Camber” or the “Company”) Oklahoma and South Texas properties in 2018 and 2019, and the subsequent acquisition of Lineal Star Holdings, LLC (“Lineal”), as discussed below, the Company was solely an independent oil and natural gas company engaged in the acquisition, development and sale of crude oil, natural gas and natural gas liquids from various known productive geological formations, including the Cline shale and upper Wolfberry shale in Glasscock County, Texas, as well as in productive zones in the Panhandle in Hutchinson County, Texas.

On July 8, 2019, the Company acquired Lineal pursuant to the terms of an Agreement and Plan of Merger dated as of the same date (the “Plan of Merger” and the merger contemplated therein, the “Merger”), by and between Lineal, Camber, Camber Energy Merger Sub 2, Inc., Camber’s wholly-owned subsidiary (“Merger Sub”), and the Members of Lineal (the “Lineal Members”). Pursuant to the Plan of Merger, Camber acquired 100% of the ownership of Lineal from the Lineal Members in consideration for newly issued shares of Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”) and Series F Redeemable Preferred Stock (“Series F Preferred Stock”). See also “NOTE 11 – Merger Agreement”.

Lineal is a specialty construction and oil and gas services enterprise providing services to the energy industry, and, as a result of the acquisition, the Company has transitioned from an oil and gas company to an enterprise primarily focused on providing oil and gas services, and anticipates that, as experienced in the current three-month period, in future periods the majority of its revenue and expenses will come from the operations of Lineal. Lineal is based in Houston, Texas and is the parent company of its wholly-owned subsidiaries: (a) Lineal Industries Inc. (“Lineal Industries”), based in Pittsburgh, Pennsylvania, and (b) Lineal Star Incorporated (“Lineal Star”), headquartered in Houston, Texas.

Prior to the acquisition of Lineal, the Company sold a significant portion of its oil and gas production assets in Oklahoma to N&B Energy, LLC (“N&B Energy”) effective August 1, 2018 (see further discussion in “NOTE 2 – Liquidation and Going Concern Considerations”), Camber retained its assets in Glasscock County and operates in Hutchinson County, Texas. Additionally, as part of the sale of its assets to N & B Energy, the Company also retained a 12.5% production payment (effective until a total of $2.5 million has been received); a 3% overriding royalty interest in its existing Okfuskee County, Oklahoma asset; and an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignments of Overriding Royalty Interests. No payments were received in regard to any of the retained items noted above through September 30, 2019 and the filing date of these financial statements.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in (a) Camber’s annual report filed with the SEC on Form 10-K for the year ended March 31, 2019; and (b) as relates to Lineal, the consolidated audited financial statements of Lineal and its subsidiaries, contained in Exhibit 99.1 to Camber’s Current Report on Form 8-K (Amendment No. 2), filed with the SEC on October 7, 2019. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2019 as reported in the Form 10-K and/or Lineal’s audited financial statements as included in the October 7, 2019 Form 8-K/A, have been omitted.

On March 1, 2018, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to affect a 1-for-25 reverse stock split of all outstanding common stock shares of the Company. The reverse stock split was effective on March 5, 2018. The effect of the reverse stock split was to combine every 25 shares of outstanding common stock into one new share, with no change in authorized shares or par value per share. On December 20, 2018, the Company filed a Certificate of Change with the Secretary of State of Nevada to affect another 1-for-25 reverse stock split of the Company’s (a) authorized shares of common stock (from 500,000,000 shares to 20,000,000 shares); and (b) issued and outstanding shares of common stock. The reverse stock split was effective on December 24, 2018. The effect of the reverse stock split was to combine every 25 shares of outstanding common stock into one new share, with a proportionate 1-for-25 reduction in the Company’s authorized shares of common stock, but no change in the par value per share of the common stock. Effective on April 10, 2019, the Company filed, with the Secretary of State of Nevada, a Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of the Company’s authorized shares of common stock, $0.001 per value per share, from 20,000,000 shares to 250,000,000 shares. On July 3, 2019, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to affect another 1-for-25 reverse stock split of all outstanding common stock shares of the Company. The reverse stock split was effective on July 8, 2019. The effect of the reverse stock split was to combine every 25 shares of outstanding common stock into one new share, with no change in authorized shares (250,000,000 shares of common stock) or par value per share. On October 28, 2019, the Company filed a Certificate of Change with the Secretary of State of Nevada to affect a 1-for-50 reverse stock split of the Company’s (a) authorized shares of common stock (from 250,000,000 shares to 5,000,000 shares); and (b) issued and outstanding shares of common stock. The reverse stock split was effective on October 29, 2019. The effect of the reverse stock split was to combine every 50 shares of outstanding common stock into one new share, with a proportionate 1-for-50 reduction in the Company’s authorized shares of common stock, but with no change in the par value per share of the common stock. The result of the reverse stock split was to reduce, as of the effective date of the reverse stock split, the number of common stock shares outstanding from approximately 74.5 million shares to approximately 1.5 million shares (prior to rounding).

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

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At September 30, 2019, the Company’s total current assets of $10.0 million exceeded its total current liabilities of approximately $3.8 million, resulting in working capital of $6.2 million, while at March 31, 2019, the Company’s total current assets of $8.2 million exceeded its total current liabilities of approximately $2.1 million, resulting in working capital of $6.1 million, resulting in a minimal change in working capital. Substantially all of our working capital which is in cash constitutes cash held in an account designated for acquisitions and the use of such funds is only available with the consent of a designee of the Company’s outstanding Series E Preferred Stock, who has advised the Company that he does not plan to authorize the Company’s further use of the designated funds, unless or until the Company and the Series E and F Preferred Stock holders can agree to certain amended terms of the Plan of Merger. It is anticipated that an agreement will be reached, but the Company cannot provide any assurance that an agreement will be reached on favorable terms, if at all.

Management believes that with the elimination of its outstanding debt and the funds raised through equity transactions, along with revenues the Company anticipates generating through Lineal, the Company has sufficient capital to fund operating costs and planned capital expenditures through the end of August 2020, provided that it is able to use funds for working capital which are currently held in a designated bank account for acquisition (as discussed above). As discussed below under “NOTE 11 – Merger Agreement”, the Company deposited $4,000,000 into a newly opened and dedicated bank account in connection with the Merger, which was intended to be used for acquisitions. The disbursement of funds from the account is required to be approved by (i) a person designated by the holders of the Series E Preferred Stock; and (ii) the Company. As of September 30, 2019, a total of $4,000,000 remained of the Deposit and as of the date of this filing a total of approximately $3.4 million remains of the Deposit. The release of such funds requires the approval of the person designated by such Series E Preferred Stock holders, and such designated person has control over whether or not to release such funds. As of the date of this filing, the Series E Preferred Stock designee has advised the Company that he does not plan to authorize the Company’s further use of the designated funds, unless or until the Company and the Series E and F Preferred Stock holders can agree to certain amended terms of the Plan of Merger. Because the designated funds constitute substantially all of funds available for working capital, in the event the use of the funds, if required, is not authorized, we may not have sufficient capital to support our operations for the next 12 months, provided that with the use of the funds in the account, we believe that we will have sufficient funds to continue as a going concern. Additionally, moving forward, management intends to use funds (including amounts held in the designated account) to facilitate other targeted acquisitions and mergers. If additional financing is required to consummate transactions, management intends to seek additional equity and debt financing, as needed, of which no financing arrangements are currently in place. Finally, management intends to target additional acquisitions, combinations and potential mergers moving forward which will allow the Company to meet the NYSE American initial listing requirements, upon the closing of such transaction(s). The result of such transactions may be a change in the business focus and/or management of the Company. Furthermore, moving forward, the preferred stock issued to the Lineal Members as a result of the Merger may be redeemed, and the Lineal Members, subject to the terms of the preferred stock, may take back control of some or all of Lineal.

As discussed in “NOTE 6 – Notes Payable and Debenture”, the Company borrowed $40 million from IBC effective August 25, 2016. The proceeds of the loan were used to repay and refinance approximately $30.6 million of indebtedness owed by certain sellers in the Company’s August 2016 asset acquisition (the “Acquisition”) to International Bank of Commerce (“IBC” or “IBC Bank”) as part of the closing of the Acquisition. As of September 30, 2018, the Company was not in compliance with certain covenants of the loan agreement, including requiring the Company to maintain a net worth of $30 million, the Company was in default of the terms of the loan, and the balance of the loan due to IBC of $36.9 million (less unamortized debt issuance costs of approximately $1.3 million), was recognized as a short-term liability on the Company’s balance sheet as of September 30, 2018. The Company also recognized approximately $460,000 in accrued interest as of September 30, 2018 related to this note. In conjunction with the “Assumption Agreement” (discussed below under “Assumption Agreement”), the Company reduced its liabilities by $37.9 million, including all of the outstanding amounts due to IBC, and its assets by approximately $12.1 million, and has no secured debt outstanding as of September 30, 2019.

During the three and six months ended September 30, 2019 and 2018, the Company sold 0 shares and 735 shares and 0 shares and 945 shares, respectively, of Series C Preferred Stock pursuant to the terms of an October 2017 Stock Purchase Agreement, for total consideration of $0 and $7 million and $0 and $9.0 million, respectively.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform them with the current year presentation. These reclassifications had no effect on the reported results of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Camber and Lineal and all of their wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Accounts Receivable

Accounts receivable and contract work in progress consist primarily of billings for work performed according to contracts from clients in the oil, gas, refinery, petrochemical and power industries in North America. Trade accounts receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. At September 30, 2019 and March 31, 2019, there were allowances for doubtful accounts of approximately $208,000 and $190,000, respectively, included in accounts receivable, and there were bad debts of $17,694 recognized for the three and six-month periods ended September 30, 2019. Included in accounts receivable at September 30, 2019 are balances of approximately $1,891,000 of billed balances not paid by customers pursuant to retainage provisions in the respective contracts. The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on the Company’s contract terms in recent years, the retainage balances at each balance sheet date are expected to be collected within the next 12 months.

Receivable Factoring

The Company has a factoring agreement with an unrelated third-party financial institution whereby the Company can borrow up to $4 million, with such borrowing based on up to 85% of a billed invoice and pay a factoring fee of 10% per annum on balances outstanding under the factoring agreement. The arrangement is accounted for as a secured borrowing due to the full recourse provided by the Company. Amounts due under the factoring agreement mature on August 15, 2020. At September 30, 2019, the Company had no outstanding borrowings. Factoring fees totaled $14,623 for the three and six-month periods ended September 30, 2019, respectively.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their useful lives. Amortization of the equipment under capital leases is computed using the straight-line method over lives ranging from 3 to 5 years and is included in depreciation expense. Costs of maintenance and repairs are charged to expense when incurred.

Long-lived assets including intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the assets carrying amount to determine if an impairment of such asset is necessary. This evaluation, as well as an evaluation of our intangible assets, requires the Company to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company’s services and future market conditions. Estimating future cash flows requires significant judgment, and the Company’s projections may vary from the cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be to expense the difference between the fair value (less selling costs) of such asset and its carrying value. Such expense would be reflected in earnings. No impairments were deemed necessary for the periods ended September 30, 2019 and March 31, 2019.

Goodwill

Goodwill is tested for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, which is defined as operating segments or groupings of businesses one level below the operating segment level. The Company’s operating segments are the same as the reporting units used in its goodwill impairment test. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit, determined using a market approach, if market prices are available, or alternatively, a discounted cash flow model, with its carrying value. The annual evaluation of goodwill requires the use of estimates about future operating results, valuation multiples and discount rates of each reporting unit to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Once an impairment of goodwill has been recorded, it cannot be reversed. No goodwill impairment was recognized during any of the periods presented. The Company recognized goodwill during the three months ended September 30, 2019 as a result of the Lineal Merger as discussed in “NOTE 11 – Merger Agreement”.

Intangible Assets

The Company recognizes an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their useful lives. Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

Revenue Recognition

Exploration and Product Revenue

The Company’s revenue for its exploration and production segment is comprised entirely of revenue from exploration and production activities. The Company’s oil is sold primarily to marketers, gatherers, and refiners. Natural gas is sold primarily to interstate and intrastate natural-gas pipelines, direct end-users, industrial users, local distribution companies, and natural-gas marketers. Natural gas liquids (NGLs) are sold primarily to direct end-users, refiners, and marketers. Payment is generally received from the customer in the month following delivery.

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

Oil and Gas Services Revenue

After closing the Lineal Merger on July 8, 2019, the Company’s oil and gas services segment generates revenue from utilities pipeline maintenance contracts. The majority of the oil and gas service revenue is derived from contracts and projects that typically span between 3 to 12 months. The oil and gas service contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct.

The Company’s construction contracts are recognized over time because of the continuous transfer of control to the customer as all of the work is performed at the customer’s site and, therefore, the customer controls the asset as it is being constructed. Contract costs include labor, material, and indirect costs. Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract.

Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, and the performance of subcontractors.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) on the consolidated balance sheet. On the Company’s construction contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs prior to revenue recognition, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period.

Provision for Loss

The Company recognizes a loss on a portion of a project in the month it anticipates having a loss on the entire project, on the Company’s consolidated financial statements. The Company calculates a loss provision based on comparing the expected margin versus actual to date margin on the project. The actual margin to date is based on 1) actual costs incurred to date and the estimated cost to complete compared to 2) the project inception to date margin. The loss is calculated and recorded as an expense and accumulated on the balance sheet as a liability. Over time, the liability account will reverse itself as the Company realizes the loss projected. Any realized losses are included in cost of revenue in the consolidated statement of operations as they occur until the project is completed.  During the three and six months ended September 30, 2019 and 2018, there were no realized losses recognized.

Concentration of Credit Risk

The Company has a concentration of customers in the oil and gas and power industries which expose the Company to a concentration of credit risk within a single industry. The Company seeks to obtain advance and progress payments for contract work performed on major contracts. Receivables are generally not collateralized.

During the three-month period ended September 30, 2019, three oil and gas service contract customers accounted for approximately 49%, 42% and 13%, respectively, and for the same period the prior year, four oil and gas production customers accounted for approximately 31%, 27%, 19% and 13% of the Company’s revenue. During the six month period ending September 30, 2019, the same oil and gas service three contract customers accounted for approximately 48%, 41% and 13%, respectively, and for the same period the prior year, three oil and gas production customers accounted for approximately 37%, 35% and 12% of the Company’s revenue. At September 30, 2019, one customer accounted for 82% of outstanding accounts receivable.

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

As of September 30, 2019 and March 31, 2019, the significant inputs to the Company’s derivative liability and mezzanine equity calculations were Level 3 inputs.

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

Following is a summary of cash and cash equivalents and restricted cash:

	September 30, 2019	March 31, 2019
Cash, cash equivalents and restricted cash	$4,833,636	$7,778,723

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

In February 2016, the FASB issued ASU No. 2016.02 “Leases (Topic 842)”. The new lease guidance supersedes Topic 840. The core principle of the guidance is that entities should recognize the assets and liabilities that arise from leases. Topic 840 does not apply to leases to explore for, or to use, minerals, oil, natural gas and similar nongenerative resources including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. In July 2018, the FASB issued “Leases (Topic 842): Targeted Improvements”, which provides entities with an alternative modified transition method to elect not to recast the comparative periods presented when adopting Topic 842. The Company adopted Topic 842 as of April 1, 2019, using the alternative modified transition, for which, comparative periods, including the disclosures related to those periods, are not restated.

In addition, the Company elected practical expedients provided by the new standard, and the Company has elected to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less which do not contain purchase options that the Company is reasonably likely to exercise). As a result of the short-term expedient election, the Company does not have leases that require the recording of a net lease asset and lease liability on the Company’s consolidated balance sheet or have a material impact on consolidated earnings or cash flows as of April 1, 2019. Moving forward, the Company will evaluate any new lease commitments for application of topic 842.

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

Costs of oil and natural gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $0.95 and $4.45 per barrel of oil equivalent for the six months ended September 30, 2019 and 2018, respectively.

All of Camber’s oil and natural gas properties are located in the United States. Costs being amortized at September 30, 2019 and March 31, 2019 are as follows:

	At September 30, 2019	At March 31, 2019
Oil and gas properties subject to amortization	$50,352,304	$50,352,304
Oil and gas properties not subject to amortization	28,016,989	28,016,989
Capitalized asset retirement costs	136,632	176,649
Total oil & natural gas properties	78,505,925	78,545,944
Accumulated depreciation, depletion, and impairment	(78,340,200)	(78,333,628)
Net Capitalized Costs	$165,725	$212,316

Impairments

For the six months ended September 30, 2019, the Company recorded no impairments. For the six months ended September 30, 2018, the Company recorded impairments totaling $755,966 which were due to lease expirations.

Additions and Depletion

During the six months ended September 30, 2019 and 2018, the Company incurred costs of $0 and $2,482,788, respectively, for technical and other capital enhancements to extend the lives of the Company’s wells. Additionally, the Company recorded $6,572 and $458,939 for depletion for the six months ended September 30, 2019 and 2018, respectively.

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

Properties and Equipment

Property and equipment are summarized as follows:

	At September 30,	At March 31,
	2019	2019

Furniture and fixtures	$9,847	$1,570
Information systems	48,392	—
Construction equipment	2,387,943	—
Autos, trucks and trailers	2,789,017	—
Total cost	5,235,199	1,570
Accumulated depreciation	(3,234,448)	(696)
Net book value	$2,000,751	$874

Additions and Depreciation for Property and Equipment

During the three and six months ended September 30, 2019, the Company incurred costs of $628,087 for purchases of property and equipment. Additionally, the Company recorded $65,000 and $65,130 of depreciation during the three and six months ended September 30, 2019, respectively.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the future retirement of oil and natural gas properties for the six-month periods ended September 30, 2019 and 2018, respectively.

	2019	2018
Carrying amount at beginning of year	$303,809	$979,159
Accretion	1,000	4,725
Dispositions	—	(699,536)
Revisions of previous estimates	(41,017)	48,099
Carrying amount at end of year	$263,792	$985,365

Camber has no short-term obligations as of September 30, 2019 and March 31, 2019.

NOTE 6 – NOTES PAYABLE AND DEBENTURE

Notes payable or debenture outstanding as of September 30, 2019 or March 31, 2019 are comprised of:

	September 30, 2019	March 31, 2019

Promissory note to Willbros United States Holdings, Inc., interest rate of 5% due July 30, 2019 and 2020, maturing July 30, 2021, secured by the assets of the Company, interest incurred of $13,422 for the three and six-month period ended September 30, 2019, respectively	$1,175,000	$—
Equipment note payable to third party, original balance of $566,455, due in monthly installments of $16,952, interest rate of 4.9%, maturing July 25, 2022, secured by the equipment purchased, interest incurred of $4,566 for the three and six-month periods ended September 30, 2019, respectively	532,873	—
Equipment note payable to third party, original balance of $109,140, due in monthly installments of $3,420, interest rate of 8%, maturing December 30, 2021, secured by the equipment purchased, interest incurred of $1,639 for the three and six-month periods ended September 30, 2019, respectively	84,252	—
Less: current maturities	(216,721)	—
Total	$1,575,404	$—

Debenture

On October 31, 2018, an accredited institutional investor, Discover Growth Fund (“Discover”) converted the entire $495,000 remaining balance of principal owed under the terms of a convertible debenture, into an aggregate of 642 shares of common stock, including 5 shares of common stock issuable upon conversion of the principal amount thereof (at a conversion price of $101,562.50 per share), and 637 shares in connection with conversion premiums due thereon (at an initial conversion price, as calculated as provided in such debenture, of $1,912.50 per share). A total of 80 of such shares were issued to Discover in connection with the initial conversion and the remaining shares were held in abeyance subject to Discover’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover. Subsequent to the October 31, 2018 conversion date, Discover was due an additional 38,116 shares of common stock in connection with true ups associated with the original issuance, as a result of the conversion price of the conversion premiums falling to $31.25 per share pursuant to the terms of the convertible debenture. Through September 30, 2019, all but 276 of the shares had been issued, which shares were held in abeyance subject to Discover’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover.

Loan Agreement with IBC

The Company recognized approximately $460,000 in accrued interest as of September 30, 2018 related to its note with IBC Bank which was assumed by certain third parties on September 26, 2018, as discussed above under “NOTE 2 – Liquidity and Going Concern Considerations”.

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

Activities for derivative warrant instruments during the six months ended September 30, 2019 and 2018 were as follows:

	2019	2018
Carrying amount at beginning of period	$5	$5
Change in fair value	(5)	—
Carrying amount at end of period	$—	$5

The fair value of the derivative warrants was calculated using the Black-Scholes pricing model. Variables used in the Black Scholes pricing model as of September 30, 2018 include (1) discount rate of 1.91%, (2) expected term of 0.81 years, (3) expected volatility of 145.70%, and (4) zero expected dividends.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

During March and April 2018, the Company purchased certain equipment pursuant to capital leases. The effective borrowing rate was approximately 35%, and all obligations were due by December 2018. In conjunction with the assignment of the liabilities owed under the IBC Bank loan agreements to N&B Energy in September 2018, as discussed under “NOTE 2 – Liquidity and Going Concern Considerations” – “Assumption Agreement” all of the remaining obligations were assumed by the purchaser.

The Company has the usual liability of contractors for the completion of contracts and the warranty of its work. In addition, the Company acts as prime contractor on a majority of the projects it undertakes and is normally responsible for the performance of the entire project, including subcontract work. Management is not aware of any material exposure related thereto which has not been provided for in the accompanying consolidated financial statements.

Lineal Industries executed a consulting agreement with its CEO in January 2019 who will be paid monthly fees of $10,000 for a period of three years. Additionally, the interim CEO of the subsidiary received a success fee of $250,000 in cash and $250,000 in value of shares of stock of Camber from the Lineal Members’ shares received pursuant to the Merger, upon completion of the Merger described in “NOTE 1 – General”. In the event of closing of a purchase or sale transaction as defined in the agreement, the interim CEO of the subsidiary may receive a fee of 4% of the value of the transaction, up to a value of $5,000,000 and 2% of the value of the transaction after $5,000,000 of value. Additionally, effective August 1, 2019, the Company agreed to provide Lineal consideration sufficient to allow Lineal to pay the interim CEO of the subsidiary a monthly fee of $15,000 through December 31, 2019, for advisory services related to acquisitions being considered by the Company and Lineal.

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

Petroglobe Energy Holdings, LLC and Signal Drilling, LLC

In March 2019, Petroglobe Energy Holdings, LLC and Signal Drilling, LLC sued the Company in the 316th Judicial District of Hutchinson County, Texas (Cause No. 43781). The plaintiffs alleged causes of action relating to negligent misrepresentation; fraud and willful misconduct; gross negligence; statutory fraud; breach of contract; and specific performance, in connection with a purchase and sale agreement entered into between the parties in March 2018, relating to the purchase by plaintiffs of certain oil and gas assets from the Company, and a related joint venture agreement. The lawsuit seeks in excess of $600,000 in damages, as well as pre- and post-judgment interest, court costs and attorneys’ fees, and punitive and exemplary damages. Additionally, a portion of the revenues from the properties in contention are being held in suspense as a result of the lawsuit. On October 31, 2019, the Company brought counterclaims against Petroglobe Energy Holdings, LLC and Signal Drilling, LLC, and Petrolia Oil, LLC and Ian Acrey, including bringing claims for causes of actions including declaratory judgment (that Petroglobe and certain other plaintiffs represented that a lease and related wells were free of all agreements and rights in favor of third parties and provided a special warranty of title pursuant to the purchase and sale agreement); breach of contract (in connection with the purchase and sale agreement); statutory fraud; common law fraud (against Mr. Acrey and other plaintiffs); fraud by non-disclosure (against Mr. Acrey and other plaintiffs); negligent misrepresentation (against Mr. Acrey and other plaintiffs); breach of fiduciary duty (against Mr. Acrey and other plaintiffs) and seeking attorney’s fees and pre- and post-judgment interest. The Company denies the plaintiffs’ claims and intends to vehemently defend itself against the allegations and seek damages for the counter claims.

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

N&B Energy

On September 12, 2019, N&B Energy filed a petition in the District Court for the 285th Judicial District of Bexar County, Texas (Case #2019CI11816). Pursuant to the petition, N&B Energy raises claims against the Company for breach of contract, unjust enrichment, money had and received and disgorgement, in connection with $706,000 which it alleges it is owed under the Sale Agreement for true ups and post-closing adjustments associated therewith. The petition seeks amounts owed, pre- and post-judgment interest and attorney’s fees. The Company denies N&B Energy’s claims, believes it is owed approximately $400,000 related to the Sale Agreement and intends to vehemently defend itself against the allegations and claims and seek counterclaims. The Company is currently discussing settling the matter with N&B Energy through binding arbitration.

NOTE 9 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

Oil and Gas Contracts

The following table disaggregates revenue by significant product type for the three and six months ended September 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Oil sales	$66,786	$181,952	$160,485	$382,021
Natural gas sales	12,343	266,430	19,547	739,943
Natural gas liquids sales	13,624	361,084	34,072	1,382,198
Total oil and gas revenue from customers	$92,753	$809,466	$214,104	$2,504,162

Construction and Service Contracts

For the contracts entered into, there is a similar number of performance obligations, and in most cases, the Company has determined that the method of revenue recognition for these contracts is the same as the Company previously utilized considering different elements, such as variable consideration, when evaluating their transaction prices. The Company ultimately determined that over time revenue recognition was appropriate via the percentage-of-completion method, based on time incurred, or as units are produced, in accordance with ASC 606-10-25-27 as the Company satisfies its performance obligations over time.

Contract cost and recognized income not yet billed on uncompleted contracts arise when recorded revenues for a contract exceed the amounts billed under the terms of the contracts. Contract billings in excess of cost and recognized income arise when billed amounts exceed revenues recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract.

As of September 30, 2019, the Company had approximately $2.9 million in unsatisfied performance obligations under its executed fixed price service contracts in progress. The Company expects to satisfy these performance obligations within the next 12 months.

Contract cost and recognized income not yet billed and related amounts billed as of September 30, 2019 were as follows:

September 30, 2019

Contract cost and recognized income not yet billed	$1,771,739
Contract billings in excess of cost and recognized income	(90,082)
Net amount of cost and estimated earnings on uncompleted contracts in excess of billings	$1,681,657

NOTE 10 – RETIREMENT PLANS

        The Company, through Lineal, contributes to a multi-employer defined benefit pension plan under the terms of a collective-bargaining agreement that cover certain union-represented employees. Currently, the Company has no intention to withdraw from the plan. The risks of participating in a multi-employer plan are different from single-employer plans in the following aspects:

a.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c.	If a participating employer chooses to stop participating in a multiemployer plan, the employer may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company receives an annual report disclosing the performance of the multiemployer plan and its ability to meet its benefit requirements based on its performance in the prior year. As of the latest report dated December 31, 2018, the multi-employer plan had adequate assets to pay benefits as they become due. The plan has not provided any updated information in 2019 but the Company is not aware of any significant occurrences since the date of the report that would impact its employees as of September 30, 2019 and March 31, 2019. Additionally, the Company is unable to provide additional quantitative information on the plan because the Company is unable to obtain that information without undue cost and effort.

The Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multiemployer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. The plans do not maintain information on the net assets and actuarial present value of the plans’ unfunded vested benefits allocable to the Company. As such, the amount, if any, for which the Company may be contingently liable, is not ascertainable at this time.

The following table contains a summary of plan information relating to the Lineal’s participation in the multiemployer pension plan, including Lineal’s contributions for the last two calendar years, status of the multiemployer plan, and whether the plan is subject to a funding improvement, rehabilitation plan or contribution surcharges.

Fund	EIN/ Plan Number	PPA Zone Status	Plan Year End for Zone Status	Subject to Funding Improvement/ Rehabilitation Plan	2018 Contributions (in thousands)	2017 Contributions (in thousands)	Sur-charge Imposed	Expiration Date of Collective Bargaining Agreement
Pennsylvania Heavy and Highway Contractors Pension Fund	23-6531755/ 001	Green (Greater than 80% funded)	12/31/2018	No	$1,985	$2,085	No	12/31/2021

NOTE 11 – MERGER AGREEMENT

On July 8, 2019 (the “Closing Date”), the Company entered into, and closed the transactions contemplated by, a Plan of Merger, by and between the Company, Camber Energy Merger Sub 2, Inc., the Company’s newly formed wholly-owned subsidiary, Lineal, and the Lineal Members. Pursuant to the Plan of Merger, the Company acquired 100% of the ownership of Lineal from the Lineal Members in consideration for newly issued shares of Series E Redeemable Convertible Preferred Stock and Series F Redeemable Preferred Stock, as described in greater detail below.

In connection with the Plan of Merger, the Company entered into several other agreements, including (a) a Security Exchange Agreement dated July 8, 2019 (the “Exchange Agreement”), by and between the Company and Discover; (b) a Termination Agreement dated July 8, 2019, by and between the Company and Discover Growth; and (c) a Funding and Loan Agreement dated July 8, 2019, by and among the Company, Lineal, and certain of the Lineal Members who also acquired shares of the Company’s preferred stock as a result of the Merger (the “Funding Agreement”), which provided for the Company to loan $1,050,000 to Lineal, which loan was evidenced by a Promissory Note entered into by Lineal, as borrower, in favor of the Company, as lender, dated July 8, 2019 (the “Note”).

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

The result of the Plan of Merger, Series D Designation and Series E Designation, will be that, effective upon the date that the stockholders of the Company have approved the Plan of Merger and issuance of shares in connection therewith (the “Stockholder Approval” and such date of Stockholder Approval, the “Stockholder Approval Date”), and subject to certain closing conditions, (a) the common stock holders of the Company will hold between 6% and 6.67% of the Company’s fully-diluted capitalization (depending on certain factors); (b) Discover will hold Series D Preferred Stock convertible into 26.67% of the Company’s fully-diluted capitalization, subject to the terms of the Series D Preferred Stock; and (c) the Lineal Members, who hold the Series E Preferred Stock, will have the right to convert such Series E Preferred Stock, subject to the terms thereof, as discussed below, into 66.67% of the Company’s fully-diluted capitalization, or 70%, subject to certain factors. In the event the Stockholder Approval Date does not occur, the Series E Preferred Stock will not be convertible, the Series C Preferred Stock will not be exchanged for Series D Preferred Stock, no Series D Preferred Stock will be outstanding and as a result, the terms of the Series C Preferred Stock, as set forth in the Series C Designation, will continue to apply. Additionally, in the event the Company completes a further acquisition/combination prior to Stockholder Approval, the post-Stockholder Approval ownership percentages above may be subject to modification with the mutual approval of the preferred stockholders and the Company.

Pursuant to the Plan of Merger, Merger Sub merged with and into Lineal, with Lineal continuing as the surviving entity in the Merger and as a wholly-owned subsidiary of the Company.

 The Funding Agreement required the Company, promptly following the Closing Date, to deposit into a newly opened and dedicated bank account, $4,000,000 (the “Deposit”), which was intended to be used for acquisitions. The disbursement of the Deposit from the account is required to be approved by (i) a person designated by the holders of the Series E Preferred Stock; and (ii) the Company. As of September 30, 2019, a total of $4,000,000 remained of the Deposit.

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

The Plan of Merger contained certain post-closing requirements. Those include:

-	Requiring the Company to prepare and file a proxy statement on Schedule 14A with the Securities and Exchange Commission (“SEC”) in order to seek shareholder approval of the issuance of the shares of common stock upon conversion of the Series E Preferred Stock, the terms of the Plan of Merger and such other matters that the holders of the Series E Preferred Stock may reasonably request and/or that are required to be approved by the shareholders of the Company pursuant to applicable NYSE American rules and regulations in accordance with applicable rules and requirements of the SEC and the NYSE American at a duly called meeting of shareholders of the Company (the “Shareholder Meeting”) which Shareholder Approval shall be received prior to November 22, 2019, or if a Lineal Transaction (defined below) has not occurred prior to September 23, 2019, a date which is 60 days after the closing of a Lineal Transaction, or such other later date which is approved by the Company and a majority in interest of the Series E Preferred Stock (a “Majority Interest”). “Lineal Transaction” means an acquisition by Lineal of assets or securities which results in the Company, immediately after such acquisition, being able to meet the initial listing requirements of the NYSE American.

-	Notwithstanding the above, the Shareholder Approval is not to be received, and the Shareholder Meeting shall be adjourned, extended, delayed, abandoned or re-scheduled, if the NYSE American determines that a “back-door listing”/“reverse merger” is deemed to occur upon receipt of such Shareholder Approval, until or unless the Company, upon receipt of the Shareholder Approval (or immediately prior to such anticipated date of Shareholder Approval), in the reasonable determination of the Company, qualifies for initial listing of the Company’s common stock on the NYSE American, pursuant to the applicable guidance and requirements of the NYSE American.

-	After the Closing Date, until the Shareholder Approval is received, the executive officers and directors of Company, shall not, in aggregate, be paid, or accrue, compensation in excess of $78,333 per month, not including the reimbursement of certain expenses, unless such compensation is approved with the consent of a Majority Interest.

The consideration paid for the acquisition was as follows:

Series E Preferred Shares	$18,701,000
Series F Preferred Shares	1,417,000
Total consideration	$20,118,000

The Series E Preferred Shares and the Series F Preferred Shares were determined to be contingently redeemable preferred stock, and are accounted for as mezzanine equity. The initial fair value of the instruments was determined using an income valuation approach to estimated cash flows of the acquired business, analysis of the terms and rights of each class of equity instrument issued by the Company and an assessment of the probability of the various scenarios that could occur depending on the outcome of the Stockholder Approval vote, and the impact each scenario would have on the capital structure of the Company. Subsequent to the date of the Merger, the instruments will be assessed to determine whether it is probable of the instruments being redeemed as a result of contingencies being resolved. When it is deemed probable, the fair value will be adjusted to the new estimate of fair value in that period.

The allocation of the preliminary purchase price to the assets and liabilities acquired from the Merger is based on the current values of the assets and liabilities of Lineal as of the Merger date on July 8, 2019 and are as follows:

Cash	$449,763
Accounts receivable	2,776,477
Deferred tax assets	34,000
Cost in excess of billings	944,250
Property and equipment	1,436,920
Right of use asset – operating leases	913,396
Other current assets and deposits	60,132
Goodwill	17,992,118
Accounts payable – trade	(400,889)
Accrued and other liabilities	(893,013)
Operating lease liabilities	(913,396)
Finance lease liabilities	(313,472)
Loan Payable – shareholder	(492,337)
Notes payable	(1,475,949)
Net assets acquired	$20,118,000

The total purchase price is allocated to the acquired tangible and intangible assets and liabilities of Lineal based on their estimated fair values as of the purchase closing date. The excess of the purchase price over the fair value of assets and liabilities acquired, if any, is allocated to goodwill. The purchase price allocation above is preliminary, as the Company has not completed the assessment of the fair value of assets acquired, liabilities assumed and the identification of any intangible assets. The Company expects to finalize the purchase price allocation within one year of the acquisition date, which may result in material changes to the preliminary values recognized above.

The results of Lineal are included in the consolidated financial statements effective July 8, 2019. Revenue and income from operations for the period since the acquisition date through September 30, 2019 were $6,285,535 and $1,323,471, respectively. The Company incurred transaction costs of $567,000 related to the acquisition.

The following schedule contains pro-forma consolidated results of operations for the three and six months ended September 30, 2019 and 2018 as if the acquisition occurred on April 1, 2018. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2018, or of results that may occur in the future.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018
Revenue	$6,726,043	$5,868,154	$12,264,466	$10,234,586
Operating income (loss)	(625,426)	23,374,978	(2,314,344)	19,433,893
Net income (loss)	(312,403)	22,757,458	(1,975,521)	17,821,311
Income (loss) per common share - basic	$(4.47)	$16,946.73	$(22.15)	$20,333.50
Income (loss) per common share - diluted	$(4.47)	$5,026.74	$(22.15)	$4,205.84

NOTE 12 - INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero percent for the 2020 and 2019 fiscal years as a result of net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the three months ended September 30, 2019 and 2018. The tax liability of $3,000 as shown on the balance sheet as of September 30, 2019, relates to the Company’s potential Oklahoma franchise tax liability and is not related to income tax.

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

On April 20, 2018, Discover was issued 5 shares of common stock as a result of true-ups in connection with the August 23, 2017 conversion of $35,000 of the principal amount of the debenture held by Discover.

During the quarter ended September 30, 2018, the Company issued a stock dividend on the Series B Preferred Stock consisting of 1 share (with fair value of $15,625 based on the share price at September 30, 2018) of the Company’s common stock. Due to the fact that the Company is in a retained deficit position, the Company recognized a charge to additional paid in-capital of $882 and stock dividends distributable but not issued based on the par value of the common stock issued. During the quarter ended September 30, 2018, the Company issued 1 share to settle a stock dividend accrued on Series B Preferred Stock.

On November 15, 2018, the Company entered into a consulting agreement with Regal Consulting, an investor relations firm, pursuant to which the firm agreed to provide the Company investor relations and consulting services for a period of six months, for monthly consideration of $28,000 and 7 restricted shares of the Company’s common stock. In January 2019, the Company issued 13 shares of restricted common stock to Regal Consulting for the months of November and December 2018, which shares were issued during the year ended March 31, 2019.  On February 13, 2019, and effective on January 31, 2019, the Company entered into a First Amendment to the Consulting Agreement previously entered into with Regal Consulting. Pursuant to the First Amendment, the parties agreed to expand the investor relations services required to be provided by Regal Consulting under the agreement in consideration for $50,000 per month and 40 restricted shares of common stock per month (the “Regal Shares”)(which are fully-earned upon issuance) during the term of the agreement, and agreed to extend the term of the agreement until October 1, 2019 (unless the Company completes an acquisition or combination prior to such date). All of the Regal Shares had been earned and issued to Regal as of September 30, 2019. Subsequent to September 30, 2019, the Company entered into a settlement with Regal as described in greater detail below under “NOTE 20 – Subsequent Events”.

On February 13, 2019, the Company entered into a letter agreement with SylvaCap Media (“SylvaCap”), pursuant to which SylvaCap agreed to act as the Company’s non-exclusive digital marketing service provider in consideration for an aggregate of 480 shares of restricted common stock (the “SylvaCap Shares”), which are fully-earned upon their issuance, and $50,000 per month during the term of the agreement, which ends on November 12, 2019 (unless the Company completes an acquisition or combination prior to such date) or upon termination by either party for cause. The Company also agreed to provide SylvaCap piggy-back registration rights in connection with the SylvaCap Shares and to pay SylvaCap $6,250 every three months as an expense reimbursement. The total value of the restricted shares of common stock due of $261,540 was accrued in common stock payable as of March 31, 2019. The 480 SylvaCap shares were issued in May 2019 and there are no shares due as of September 30, 2019.

On July 9, 2019, Discover converted 1 share of the Series C Preferred Stock into a total of 490,839 shares of common stock. A total of 4,300 of such shares were issued to Discover in connection with the initial conversion, and additional shares were issued subsequent thereto, except for 426,244 shares which were held in abeyance subject to Discover’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover, of which all shares had been issued through September 30, 2019.

On July 19, 2019 and August 21, 2019, Discover Growth Fund LLC, which purchased shares of Series C Preferred Stock from us in December 2018 (“Discover Growth”) converted 2 shares of the Series C Preferred Stock into a total of 981,678 shares of common stock (489,839 shares on each conversion date). All but 41,823 of the shares had been issued to Discover Growth as of September 30, 2019, which shares were held in abeyance subject to Discover Growth’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover Growth subsequent to September 30, 2019.

From April 1, 2019 to September 30, 2019, Discover was issued 29,073 shares of common stock as true-ups in connection with the October 31, 2018 conversion of the $495,000 remaining balance of principal owed under the terms of a convertible debenture.

Series A Convertible Preferred Stock

As of September 30, 2019 and March 31, 2019, the Company had no Series A Convertible Preferred Stock issued or outstanding.

Series B Redeemable Convertible Preferred Stock

As of September 30, 2019 and March 31, 2019, there were 0 and 44,000 shares of Series B Preferred Stock outstanding, respectively, which have the following features:

●	a liquidation preference senior to all of the Company’s common stock;
●	a dividend, payable quarterly, at an annual rate of six percent (6%) of the original issue price until such Series B Preferred Stock is no longer outstanding either due to conversion, redemption or otherwise; and
●	voting rights on all matters, with each share having 1/781,250 of one vote.

During the quarter ended September 30, 2018, the Company issued a stock dividend on the Series B Preferred Stock consisting of 1 share of the Company’s common stock as described above.

On May 15, 2019, the Company entered into a conversion agreement with the then holder of all 44,000 shares of the Company’s then outstanding Series B Preferred Stock. Pursuant to the Conversion Agreement, all of the Series B Preferred Stock was converted into 1 share of the Company’s common stock pursuant to the stated terms of such Series B Preferred Stock, in consideration for $25,000 in cash due at the time of the parties entry into the agreement, which payment was made during the three months ended September 30, 2019. The holder also provided the Company a release in connection with certain of his rights under the Series B Preferred Stock (including any and all accrued and unpaid dividends) and certain other matters.

Series C Redeemable Convertible Preferred Stock

During the three and six months ended September 30, 2018, the Company sold 735 and 945 shares of Series C Preferred Stock pursuant to the terms of an October 2017 Stock Purchase Agreement, for total consideration of $7 million and $9 million, respectively. As of September 30, 2019 and 2018, there were 2,302 and 1,683 shares of Series C Preferred Stock outstanding, respectively.

During the three and six months ended September 30, 2018, Discover converted 143 and 394 shares of the Series C Preferred Stock with a face value of $1.43 million and $3.94 million, respectively, and a total of 1,837 shares and 2,169 shares of common stock were issued, respectively, which includes additional shares for conversion premiums and true ups in connection with those conversions through September 30, 2018.

As of September 30, 2019 and March 31, 2019, the Company accrued common stock dividends on the Series C Preferred Stock based on the then 34.95% premium dividend rate. The Company recognized a total charge to additional paid-in capital and stock dividends distributable but not issued of $1,893,886 and $896,182 related to the stock dividend declared but not issued for the quarters ended September 30, 2019 and 2018, respectively. The Company recognized a total charge to additional paid-in capital and stock dividends distributable but not issued of $3,771,941 and $1,595,178 related to the stock dividend declared but not issued for the six months ended September 30, 2019 and 2018, respectively.

As discussed above under “Common Stock”, during the three and six months ended September 30, 2019, Discover and Discover Growth converted 1 and 2 shares of the Series C Preferred Stock with a face value of $10,000 and $20,000, respectively, and a total of 490,839 shares and 981,678 shares of common stock were issued, respectively, which includes additional shares for conversion premiums. As of September 30, 2019, a total of 468,067 shares were due to Discover and Discover Growth, which shares were held in abeyance subject to Discover’s and Discover Growth’s 9.99% ownership limitation, to be issued from time to time, at the request of such parties.

Series E Redeemable Convertible Preferred Stock and Series F Convertible Preferred Stock

As described above in “NOTE 1 – General” and “NOTE 11 – Merger Agreement”, on the Closing Date, pursuant to the Plan of Merger, the Company acquired 100% of the ownership of Lineal from the Lineal Members in consideration for 1,000,000 of the newly issued shares of Series E Preferred Stock and 16,750 of the newly issued shares of Series F Preferred Stock.

Warrants

The following is a summary of the Company’s outstanding warrants at September 30, 2019:

Warrants		Exercise	Expiration	Intrinsic Value at
Outstanding		Price ($)	Date	September 30, 2019
1	(1)	1,171,875.00	April 26, 2021	$—
3	(2)	195,412.50	September 12, 2022	—
32	(3)	12,187.50	May 24, 2023	—
36				$—

(1)	Warrants issued in connection with the sale of convertible notes. The warrants were exercisable on the grant date (April 26, 2016) and remain exercisable until April 26, 2021.
(2)	Warrants issued in connection with the Initial Tranche of the funding from Vantage. The warrants were exercisable on the grant date (September 12, 2017) and remain exercisable until September 12, 2022.
(3)	Warrants issued in connection with the Severance Agreement with Richard N. Azar II. The warrants were exercisable on the grant date (May 25, 2018) and remain exercisable until May 24, 2023.

NOTE 14 – SHARE-BASED COMPENSATION

Camber measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Stock Options

As of September 30, 2019 and March 31, 2019, the Company had 2 stock options outstanding with a weighted average exercise price of $40,429,700.

Of the Company’s outstanding options, no options were exercised or forfeited during the six months ended September 30, 2019. Additionally, no stock options were granted during the six months ended September 30, 2019. Compensation expense related to stock options during the six-month periods ended September 30, 2019 and 2018 was $0.

Options outstanding and exercisable at September 30, 2019 and March 31, 2019 had no intrinsic value, respectively. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options.

As of September 30, 2019 and March 31, 2019, there was no remaining unrecognized share-based compensation expense related to all non-vested stock options.

Options outstanding and exercisable as of September 30, 2019:

Exercise	Remaining	Options	Options
Price ($)	Life (Yrs.)	Outstanding	Exercisable
40,429,700	1.0	2	2
	Total	2	2

NOTE 15 – INCOME (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per share for the three and six months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net Income (loss)	$(276,964)	$23,228,366	$(1,564,562)	$19,716,269)
Less preferred dividends	(1,893,886)	(896,182)	(3,771,941)	(1,595,178)
Net income (loss) attributable to common stockholders	$(2,170,850)	$22,332,184	$(5,336,503)	$18,121,091

Denominator
Weighted average share – basic	493,300	1,290	259,432	798

Dilutive effect of common stock equivalents
Options/warrants	—	—	—	1
Convertible debenture	—	641	—	641
Preferred C shares	—	2,418	—	2,418

Denominator
Total Weighted average shares – diluted	493,300	4,349	259,432	3,858
Income (loss) per share – basic	$(4.40)	$17,311.77	$(20.57)	$22,708.13
Income (loss) per share – diluted	$(4.40)	$5,135.02	$(20.57)	$4,697.02

For the three and six months ended September 30, 2019 and 2018, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would be anti-dilutive.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Common Shares Issuable for:
Convertible Debt	276	38,758	276	38,758
Options and Warrants	38	182	38	182
Series C Preferred Shares	1,130,378,205	72,622,028	1,130,378,205	72,622,028
Total	1,130,378,519	72,660,968	1,130,378,519	72,660,968

NOTE 16 – SEGMENT AND GEOGRAPHIC DATA

The Company operates through two lines of business, or operating segments: exploration and production and oil and gas services, which market to different sets of customers. Each line of business represents unique products and suppliers, and each line of business focuses on specific end markets within its industry based on a variety of factors, including supplier or customer opportunities, expected growth and prevailing economic conditions. The accounting policies used to account for transactions in each of the lines of business are the same as those used to account for transactions at the corporate level.

A brief description of each segment follows:

Exploration and Production. The exploration and production segment’s revenue is comprised entirely of revenue from exploration and production activities. The Company’s oil is sold primarily to marketers, gatherers, and refiners. Natural gas is sold primarily to interstate and intrastate natural-gas pipelines, direct end-users, industrial users, local distribution companies, and natural-gas marketers. NGLs are sold primarily to direct end-users, refiners, and marketers.

Oil and Gas Services. The oil and gas services segment was acquired in July 2019, with the acquisition of Lineal (see “NOTE 11 – Merger Agreement”). The oil and gas services line of business is a provider of upstream, midstream, and utilities pipeline maintenance, specialty construction and integrity services. All of the revenue generated from the oil and gas services line of business is currently generated from utilities pipeline maintenance contracts. As such no further disaggregation of revenue information is provided.

The Chief Executive Officer is the Chief Operating Decision Maker. The Chief Operating Decision Maker reviews operating results in order to make decisions, assess performance and allocate resources to each line of business. In order to maintain the focus on-line of business performance, certain expenses are excluded from the line of business results utilized by the Company’s Chief Operating Decision Maker in evaluating line of business performance. These expenses include depreciation and amortization, certain selling, general and administrative expense and corporate items including transaction related costs, interest and income tax expense. These items are separately delineated to reconcile to reported net income (loss). The Company had a concentration of business with certain customers as set forth in “NOTE 3 – Summary of Significant Accounting Policies” – “Concentration of Credit Risk”. There were no Intersegment revenues.

Certain assets are aggregated at the line of business level. The assets attributable to the Company’s lines of business, that are reviewed by the Chief Operating Decision Maker, consist of trade accounts receivable, inventories, intangible assets, goodwill and any specific assets that are otherwise directly associated with a line of business. The Company’s inventory of packaging materials and containers, as well as property, plant and equipment, are generally not allocated to a line of business and are included in unallocated assets.

Summarized financial information relating to the Company’s lines of business is as follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Six Months Ended September 30, 2019	Six Months Ended September 30, 2018
Operating Revenues
Exploration and production	$92,753	$809,466	$214,104	$2,504,162
Oil and gas services	6,285,535	—	6,285,535	—
Total operating revenues	6,378,288	809,466	6,499,639	2,504,162

Operating Income (Loss)
Exploration and production	(103,333)	25,464,808	(112,113)	24,806,220
Oil and gas services	1,323,471	—	1,323,471	—
Corporate	(1,731,815)	(952,201)	(3,064,048)	(2,835,250)
Total operating income (loss)	(511,677)	24,512,607	(1,852,690)	21,970,970

Interest expense	(37,677)	(1,268,811)	(38,524)	(2,234,107)
Other expense (income), net	272,390	(15,430)	326,652	(20,594)
Net income (loss)	$(276,964)	$23,228,366	$(1,564,562)	$19,716,269

	September 30, 2019	March 31, 2019
Identifiable assets
Exploration and production	$544,005	$803,949
Oil and gas services	26,425,656	—
Corporate	4,218,056	7,778,723
Total assets	$31,187,717	$8,582,672

NOTE 17 – LEASES

In February 2016, the FASB issued ASU No. 2016.02 “Leases (Topic 842)”. The new lease guidance supersedes Topic 840. The core principle of the guidance is that entities should recognize the assets and liabilities that arise from leases. Topic 840 does not apply to leases to explore for, or to use, minerals, oil, natural gas and similar nongenerative resources including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. In July 2018, the FASB issued “Leases (Topic 842): Targeted Improvements”, which provides entities with and alternative modified transition method to elect not to recast the comparative periods presented when adopting Topic 842. The Company adopted Topic 842 as of April 1, 2019, using the alternative modified transition, for which, comparative periods, including the disclosures related to those periods, are not restated.

In addition, the Company elected practical expedients provided by the new standard, and the Company has elected to not reassess its prior conclusions about lese identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less which do not contain purchase options that the Company is reasonably likely to exercise). As a result of the short-term expedient election, the Company did not have leases that require the recording of a net lease asset and lease liability on the Company’s consolidated balance sheet or have a material impact on consolidated earnings or cash flows as of as of April 1, 2019. Moving forward, the Company will evaluate any new lease commitments for application of topic 842.

As part of the Lineal Acquisition, the Company acquired various operating and finance leases for sales and administrative offices, motor vehicles and machinery and equipment. The Company’s leases have remaining lease terms of 1 year to 4 years. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the Company will exercise those options. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial Right of Use (“ROU”) asset or lease liability. The Company’s lease agreements do not contain any material restrictive covenants. The Company recognized a right of use asset and operating lease liability of $913,396 as part of the purchase price accounting, based on estimated values at the acquisition date.

The components of lease cost for operating and finance leases for the three and six months ended September 30, 2019 were as follows:

Lease Cost	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Operating lease cost	$185,840	$185,840
Finance lease cost
Amortization of right-of-use assets	17,476	17,476
Interest on lease liabilities	5,770	5,770
Total finance lease cost	23,246	23,246
Short-term lease cost	350,396	350,396
Total lease cost	$559,482	$559,482

Supplemental cash flow information related to leases was as follows:

Other Lease Information	Six Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$185,840
Operating cash flows from finance leases	$5,770
Financing cash flows from finance leases	$37,456

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheet at September 30, 2019:

Lease Position	September 30, 2019
Operating Leases
Operating lease right-of-use assets
Operating lease liabilities short-term	$389,857
Operating lease liabilities long-term	367,406
Total operating lease liabilities	$757,263

Finance Leases
Equipment	$350,306
Accumulated depreciation	(17,476)
Net Property	$332,830

Long-term debt due within one year	$156,284
Long-Term Debt	119,731
Total finance lease liabilities	$276,015

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable.

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	2.1
Finance leases	2.1
Weighted-average discount rate
Operating leases	10.0%
Finance leases	7.8%

The following table provides the maturities of lease liabilities at September 30, 2019:

Maturity of Lease Liabilities at September 30, 2019	Operating Leases	Finance Leases
2020	$289,084	$86,452
2021	314,078	126,604
2022	210,747	80,304
2023	30,896	8,736
2024	—	—
2025 and thereafter	—	—
Total future undiscounted lease payments	844,805	302,097
Less: Interest	(87,542)	(26,082)
Present value of lease liabilities	$757,263	$276,015

At September 30, 2019, the Company had no additional leases which had not yet commenced.

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

Effective August 1, 2018, the Company entered into a month-to-month lease at 1415 Louisiana, Suite 3500, Houston, Texas 77002. The entity providing use of the space without charge is affiliated with the Company’s Chief Financial Officer.

NOTE 18 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the six months ended September 30, 2019 and 2018:

	2019	2018
Interest	$38,525	$842,520
Income taxes	$—	$—

Non-cash investing and financing activities for three months ended September 30, 2019 and 2018 included the following:

	Six Months Ended September 30,
	2019	2018
Increase in Accounts Payable for Accrued Capital Expenditures	$—	$451,543
Settlement of Common Stock Payable	$331,030	$200,000
Change in Estimate for Asset Retirement Obligations	$41,017	$48,099
Stock Dividends Distributable but not Issued	$3,771,941	$1,595,178
Issuance of Stock Dividends	$3	$2,231
Conversion of Convertible Notes to Common Stock	$—	$142
Conversion of Preferred Stock to Common Stock	$1,049	$67,588
Common Stock Issued in Abeyance	$29	$308

NOTE 19   – FAIR VALUE MEASUREMENTS

When applying fair value principles in the valuation of assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company has not changed its valuation techniques used in measuring the fair value of any financial assets or liabilities during the fiscal years presented. The fair value estimates take into consideration the credit risk of both the Company and its counterparties.

When active market quotes are not available for financial assets and liabilities, the Company uses industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including credit risk, interest rate curves, foreign currency rates and forward and spot prices for currencies. In circumstances where market-based observable inputs are not available, management judgment is used to develop assumptions to estimate fair value. Generally, the fair value of our Level 3 instruments are estimated as the net present value of expected future cash flows based on internal and external inputs, including an estimate of the probability of the various scenarios that could occur under each outcome of the Shareholder Approval vote.

Fair Value Measurements

The liabilities and mezzanine equity carried at fair value as of September 30, 2019 and March 31, 2019 were as follows:

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$—	$—	$—	$—

Mezzanine Equity:
Series E Preferred Stock	18,701,000	—	—	18,701,000
Series F Preferred Stock	1,417,000	—	—	1,417,000
Total liabilities and mezzanine equity at fair value	$20,118,000	$—	$—	$20,118,000

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$5	$—	$—	$5
Total liabilities at fair value	$5	$—	$—	$5

There were no transfers in or out of Level 3 for the six months ended September 30, 2019.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

In addition to the financial instruments that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a non-recurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges or as part of a business combination. As discussed in “NOTE 11 – Merger Agreement”, during the six months ended September 30, 2019, the Company recorded non-recurring fair value measurements related to the Plan of Merger. These fair value measurements were classified as Level 3 within the fair value hierarchy.

Additionally, the Series E Preferred Stock and Series F Preferred Stock are considered contingently redeemable preferred stock and are classified as mezzanine equity. The fair value of these instruments was estimated as part of the accounting for the Plan of Merger described in “NOTE 11 – Merger Agreement”. As these instruments are not currently redeemable due to the contingencies not being met, the fair value of the instruments will not be adjusted until it is considered probable that those contingencies will be resolved and that the instruments would be redeemed.

NOTE 20 – SUBSEQUENT EVENTS

On October 7, 2019, Lineal completed the acquisition of 80% of the outstanding membership interests of Evercon Energy LLC (“Evercon”). Evercon provides pipeline solutions and field services, project management and inspection services, energy infrastructure maintenance, facilities construction, fabrication and heavy civil construction services in and around College Station, Texas. The total purchase price paid for the acquisition was (a) $25,000 in cash at closing and $15,000 in cash per month for the six months following the closing; (b) the assumption of a $100,000 promissory note owed by Evercon to a bank lender (which note was acquired by the Company), and the release of the seller’s personal guaranty of such debt; and (c) the agreement to fund the operating expenses of Evercon, and pay certain expenses of the seller, in an aggregate amount of up to $50,000 per month, for six months following the closing, with the Company having the right to terminate such obligations six months after closing under certain circumstances.

Subsequent to September 30, 2019, the Series C Holders converted 4 shares of Series C Preferred Stock into 1,957,488 shares of common stock of which no shares remained to be issued as of November 18, 2019.

On October 15, 2019, the Company entered into a Settlement and Mutual Release Agreement (the “Release”) with Regal Consulting, LLC (“Regal”), pursuant to which it agreed to settle and terminate the consulting agreement with Regal on November 15, 2018, as amended on February 13, 2019. Specifically, the Company agreed to issue Regal 1,514 shares of the Company’s restricted common stock and to pay Regal $17,500 in consideration for agreeing to terminate the agreement. The Company and Regal also provided each other mutual releases in connection with the Release.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally located in the material set forth below under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. For a more detailed description of the risks and uncertainties involved, the following discussion and analysis should be read in conjunction with management’s discussion and analysis contained in Camber’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, as filed with the SEC on July 1, 2019, and related discussion of our business and properties contained therein.

These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others:

●	the availability of funding and the terms of such funding;

●	our ability to integrate and realize the benefits from future acquisitions that we may complete;

●	significant dilution caused by the conversion of Series C Preferred Stock into common stock, as well as downward pressure on our stock price as a result of the sale of such shares;

●	our growth strategies;

●	anticipated trends in our business;

●	our ability to repay outstanding loans and satisfy our outstanding liabilities;

●	our liquidity and ability to finance our exploration, acquisition and development strategies;

●	market conditions in the oil and gas and pipeline services industries;

●	the timing, cost and procedure for future acquisitions;

●	the impact of government regulation;

●	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;

●	legal proceedings and/or the outcome of and/or negative perceptions associated therewith;

●	planned capital expenditures (including the amount and nature thereof);

●	increases in oil and gas production;

●	changes in the market price of oil and gas;

●	changes in the number of drilling rigs available;

●	the number of wells we anticipate drilling in the future;

●	estimates, plans and projections relating to acquired properties;

●	the number of potential drilling locations;

●	our ability to maintain our NYSE listing;

●	our ability to integrate Lineal, the voting and conversion rights of the preferred stock issued in connection therewith;

●	our pipeline service operations, risks associated therewith and liabilities which result therefrom; and

●	our financial position, business strategy and other plans and objectives for future operations.

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

●	the availability of funding and the terms of such funding;

●	our ability to integrate and realize the benefits from future acquisitions that we may complete;

●	significant dilution caused by the conversion of Series C Preferred Stock into common stock, as well as downward pressure on our stock price as a result of the sale of such shares;

●	our growth strategies;

●	anticipated trends in our businesses;

●	our ability to repay outstanding loans and satisfy our outstanding liabilities;

●	our liquidity and ability to finance our acquisition and development strategies;

●	market conditions in the oil and gas and pipeline services industries;

●	the timing, cost and procedure for future acquisitions;

●	the impact of operational hazards;

●	the outcome of competitive bids;

●	customer defaults;

●	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;

●	legal proceedings and/or the outcome of and/or negative perceptions associated therewith;

●	planned capital expenditures (including the amount and nature thereof);

●	increases in oil and gas production;

●	changes in the market price of oil and gas;

●	changes in the number of drilling rigs available;

●	the number of wells we anticipate drilling in the future;

●	estimates, plans and projections relating to acquired properties, businesses and operations;

●	the number of potential drilling locations;

●	our ability to maintain our NYSE listing;

●	our ability to integrate Lineal, the voting and conversion rights of the preferred stock issued in connection therewith;

●	our pipeline service operations, risks associated therewith and liabilities which result therefrom; and

●	our financial position, business strategy and other plans and objectives for future operations.

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

Overview

Camber Energy, Inc., a Nevada corporation, was incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc. effective September 9, 2006 and effective January 4, 2017, the Company changed its name to Camber Energy, Inc. The Company is based in Houston, Texas.

Prior to the disposition of our Oklahoma and South Texas properties in 2018 and 2019, and the subsequent acquisition of Lineal, as discussed below, we were solely an independent oil and natural gas company engaged in the acquisition, development and sale of crude oil, natural gas and natural gas liquids from various known productive geological formations, including the Cline shale and upper Wolfberry shale in Glasscock County, Texas, as well as in productive zones in the Panhandle in Hutchinson County, Texas. Subsequent to the acquisition of Lineal on July 9, 2019, our primary business operations changed to those of Lineal, which provides upstream, midstream and downstream pipeline services.

Lineal has provided over six decades of upstream, midstream, and utilities pipeline maintenance, specialty construction and integrity services to Fortune 500 companies located in the states of Ohio, Pennsylvania, Virginia, West Virginia, Maryland and New York.

The Company believes the ongoing expansion of pipelines throughout the United States, in conjunction with the push towards increasing domestic energy production, presents a long-term opportunity for the expansion of Lineal as an experienced, trusted pipeline infrastructure specialty service company. Additionally, Lineal is developing a technological process utilizing drones, designed to improve field operations reporting, as well as maximize real time inspection and monitoring of systems for its clients. This system is expected to allow it to give “early warnings” of imminent breakdowns to Lineal’s clients and operators for immediate repairs or service before critical outages can occur. Lineal’s operations are described in greater detail below under “Oil and Gas Pipeline Services”.

Moving forward, the Company plans to expand the Lineal brand by acquiring and developing complementary specialty engineering, procurement and construction energy infrastructure service businesses, as well as generating organic growth in downstream field services in Lineal Star, Lineal’s recently formed Gulf Coast based operation. The Company’s strategy will be a balanced approach to acquire and grow energy service businesses that focus in upstream, midstream and downstream sectors that are not severely affected by wide swings in the commodity price of oil and natural gas. In connection with this strategy, in October 2019, we, through Lineal, acquired Evercon Energy LLC, which provides pipeline solutions and field services, project management and inspection services, energy infrastructure maintenance, facilities construction, fabrication and heavy civil construction services in and around College Station, Texas, as discussed in greater detail above under “Part I – Financial Information” – “Item 1. Financial Statements” – “NOTE 20 – Subsequent Events”.

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

As of September 30, 2019 and March 31, 2019, the Company had leasehold interests (working interests) covering approximately 221 / 3,500 (net / gross) acres, producing from the Cline and Wolfberry formations. The remaining Texas acreage consists of leasehold covering approximately 555 / 638 (net / gross) acres and wellbores located in the Panhandle in Hutchinson County, Texas, which was acquired by the Company in March 2018. On May 30, 2019, the Company received a Severance Order from the Texas Railroad Commission (the “TRC”) for noncompliance with TRC rules, suspending the Company’s ability to produce or sell oil and gas from its Panhandle leases in Hutchinson County, Texas, until certain well performance criteria are met. Since that time, the Company has been following TRC procedures in order to regain TRC compliance for the Panhandle wells. Additionally, as a result of a notice from its working interest partner, Petroglobe Energy, and related litigation, all prior production on the Panhandle wells is held in suspense. The Company is working to cure the issues raised by the TRC and to obtain the release of the production held in suspense. Additionally, as disclosed above under “Part I. Financial Information” – “Item 1. Financial Statements” – “NOTE 8 – Commitments and Contingencies” – “Legal Proceedings”, the Company has filed counterclaims against the Petroglobe Energy and related parties. Notwithstanding the Company’s current issues with the TRC and production held in suspense, and because, as a result of the Merger, the Company’s main operations changed to those of Lineal, the Company does not believe either its assets or operations are materially affected by the TRC issues or production held in suspense at this time.

As of September 30, 2019, Camber was producing an average of approximately 37.5 net barrels of oil equivalent per day (“Boepd”) from 25 active well bores. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. Our production sales totaled 3,472 and 6,874 Boe, net to our interest, for the three and six months ended September 30, 2019, respectively. At September 30, 2019, Camber’s total estimated proved producing reserves were 155,376 Boe, of which 120,590 Bbls were crude oil and NGL reserves, and 208,710 Mcf were natural gas reserves.

The Hutchinson County, Texas, acquisition in March 2018 included interests in 48 gross non-producing well bores, 5 saltwater disposal wells, and the required infrastructure and equipment necessary to support future hydrocarbon production as well as approximately 555 net leasehold acres in Hutchinson County, Texas. Camber holds an interest in 25 producing wells in Glascock County and the Company previously restored 11 wells in Hutchinson County to production.

As of the date of this filing and September 30, 2019, Camber has curtailed production from its wells in Hutchinson County, Texas, because of the Severance Order issued by the TRC on May 30, 2019. The Company is actively working to resolve the issues raised by the TRC. Additionally, the Company’s oil purchaser is holding hydrocarbons in suspense pursuant to the terms of the Petroglobe lawsuit discussed above under “Part I. Financial Information” – “Item 1. Financial Statements” – “NOTE 8 – Commitments and Contingencies” – “Legal Proceedings”.

As of September 30, 2019, Camber had 86 employees and also, utilized independent contractors on an as-needed basis.

On July 12, 2018, we entered into an Asset Purchase Agreement, which closed on September 26, 2018, described in greater detail above under “Part I. Financial Information – Item 1. Financial Statements – NOTE 2– Liquidity and Going Concern Considerations – N&B Energy Asset Disposition Agreement”, “Assumption Agreement”, and “N&B Energy Sale Agreement Closing”. Pursuant to the Sale Agreement and Assumption Agreement, the Company transferred a significant portion of its assets to N&B Energy in consideration for N&B Energy assuming all of its debt owed to IBC Bank.

Notwithstanding the sale of the Assets, the Company retained its assets in Glasscock County and Hutchinson County, Texas, and also retained a 12.5% production payment (effective until a total of $2.5 million has been received); a 3% overriding royalty interest in its existing Okfuskee County, Oklahoma asset; and an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignments of Overriding Royalty Interests. No payments were received in regard to any of the retained items noted through September 30, 2019 or through the date of this filing.

Recent Reverse Stock Splits and Amendments to Articles

On March 1, 2018, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to affect a 1-for-25 reverse stock split of all outstanding common stock shares of the Company which was effective on March 5, 2018. On December 20, 2018, the Company filed a Certificate of Change with the Secretary of State of Nevada to affect another 1-for-25 reverse stock split of the Company’s (a) authorized shares of common stock (from 500,000,000 shares to 20,000,000 shares); and (b) issued and outstanding shares of common stock, which was effective on December 24, 2018. Effective on April 10, 2019, the Company amended its Articles of Incorporation to increase the number of the Company’s authorized shares of common stock, $0.001 per value per share, from 20,000,000 shares to 250,000,000 shares. On July 3, 2019, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to affect another 1-for-25 reverse stock split of all outstanding common stock shares of the Company, which was effective on July 8, 2019. The effect of the July 2019 reverse stock split was to combine each 25 shares of outstanding common stock into one new share, with no change in authorized shares (which remained 250 million) or par value per share, and to reduce the number of common stock shares outstanding from approximately 53.9 million shares to approximately 2.2 million shares (prior to rounding). On October 28, 2019, the Company filed a Certificate of Change with the Secretary of State of Nevada to affect a 1-for-50 reverse stock split of the Company’s (a) authorized shares of common stock (from 250,000,000 shares to 5,000,000 shares); and (b) issued and outstanding shares of common stock. The reverse stock split was effective on October 29, 2019. The effect of the reverse stock split was to combine every 50 shares of outstanding common stock into one new share, with a proportionate 1-for-50 reduction in the Company’s authorized shares of common stock, but with no change in the par value per share of the common stock. The result of the reverse stock split was to reduce the number of common stock shares outstanding on the effective date of the reverse, from approximately 74.5 million shares to approximately 1.5 million shares (prior to rounding).

All issued and outstanding shares of common stock, conversion terms of preferred stock, options and warrants to purchase common stock and per share amounts contained herein have been retroactively adjusted to reflect the reverse splits for all periods presented.

Industry Segments

Our operations during the three and six months ended September 30, 2018 were all crude oil and natural gas exploration and production related. Subsequent to the end of the quarter ended September 30, 2018, during the quarter ended September 30, 2019, and our acquisition of Lineal in July 2019, our operations changed to those of Lineal, and the majority of our revenue, expenses and financial results relate to the operations of Lineal, a pipeline services company.

Operations

Oil and Gas Pipeline Services

Lineal’s pipeline integrity operations provide a full-service integrity management program, including program development, corrosion evaluation, and integrity construction services such as (i) pipeline integrity management programs; (ii) fabrication and installation of launchers and receivers (the sections of the pipeline which allow the oil to enter and exit the pipeline); (iii) right of way erosion control repair services; (iv) hot tap interconnects and stopples (the process of drilling a hole (or patching a hole) in an on-stream piping system without spilling its contents or interrupting its flow); (v) pipeline replacements; (vi) class location changes and pipeline reroutes; (vii) line lowering; (viii) anomaly remediation; (ix) corrections of shorted casings; (x) recoating applications; (xi) conversion of pipeline services; (xii) pipeline reversals; (xiii) hydrostatic pressure testing; (xiv) pigging services (cleaning of pipelines); (xv) inline pigging inspection assistance; (xvi) cathodic protection systems; and (xvii) pipe to soil interface solutions.

In addition to the above, Lineal provides special construction services for oil and gas pipelines including (i) specialty onsite and offsite field fabrication; (ii) launchers and receiver installation; (iii) well pad clearing and development; (iv) meter and regulator station fabrication and installation; (v) compressor and scrubber installations (which remove traces of liquid droplets from gas streams to protect downstream equipment from damage and failure); (vi) right of way clearing and restoration; (vii) hydrostatic pressure testing; (viii) river crossings – dredging or directional drills; (ix) road crossings – road bores or horizontal directional drills (HDD); (x) extensive experience in steep terrain, rain and winter weather; and (xi) downstream services including (a) Project management; (b) turnaround planning and estimating; (c) execution of turnaround services; and (d) downstream construction and maintenance services.

Lineal’s subsidiary, Lineal Industries, has numerous Master Service Agreements in place with well-known upstream and midstream industry companies including TransCanada Pipelines and Dominion Resources.

As discussed above, as a result of the Merger the Company anticipates the majority of its revenues and operations moving forward coming from Lineal and not through oil and gas exploration as discussed below.

Oil and Gas Properties

We operate and invest in areas that are known to be productive, with a reasonably established production history, in order to decrease geological and exploratory risk. The Company has certain interests in wells producing from the Wolfberry and Cline formations in Glasscock County and Hutchinson County, Texas.

Additionally, in March 2018, we completed the acquisition of working interests in certain leases, wells and equipment located in the Texas panhandle and a 37.5% interest in one partnership that owned certain leases, wells and equipment in the same fields, for a total purchase price of $250,000, payable in three tranches, from an entity which is controlled by Ian Acrey, who served as the operating manager of our operations through a different entity. The acquisition included 49 non-producing well bores, 5 saltwater disposal wells and the required infrastructure and equipment necessary to support future hydrocarbon production as well as approximately 555 net leasehold acres in Hutchinson County, Texas. As a result of the May 30, 2019 Severance Order from the TRC discussed above, the Company is effectively blocked from selling oil and gas from its 11 Panhandle wells located in Hutchinson County, Texas, and as a result of the Petroglobe lawsuit (discussed above), a total of approximately 1,000 barrels of oil are held in suspension pending the outcome of the lawsuit.

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

In connection with the Plan of Merger, the Company entered into several other agreements, including (a) a Security Exchange Agreement dated July 8, 2019, by and between the Company and Discover; (b) a Termination Agreement dated July 8, 2019, by and between the Company and Discover Growth Fund; and (c) a Funding and Loan Agreement dated July 8, 2019, by and among the Company, Lineal, and certain of the Lineal Members who also acquired shares of the Company’s preferred stock as a result of the Merger, which provided for the Company to loan $1,050,000 to Lineal, which loan was evidenced by a Promissory Note entered into by Lineal, as borrower, in favor of the Company, as lender, dated July 8, 2019.

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

The result of the Plan of Merger, Series D Designation and Series E Designation, each as described in greater detail below, will be that, effective upon the date of Stockholder Approval, and subject to certain closing conditions set forth in the Exchange Agreement, (a) the common stock holders of the Company will hold between 6% and 6.67% of the Company’s fully-diluted capitalization (depending on whether the 3% increase described below is triggered); (b) Discover will hold Series D Preferred Stock convertible into 26.67% of the Company’s fully-diluted capitalization, subject to the terms of the Series D Preferred Stock; and (c) the Lineal Members, who hold the Series E Preferred Stock, will have the right to convert such Series E Preferred Stock, subject to the terms thereof, as discussed below, into 66.67% of the Company’s fully-diluted capitalization, subject to the 3% increase described below. In the event the Stockholder Approval Date does not occur, the Series E Preferred Stock will not be convertible, the Series C Preferred Stock will not be exchanged for Series D Preferred Stock, no Series D Preferred Stock will be outstanding and as a result, the terms of the Series C Preferred Stock, as set forth in the Series C Designation, will continue to apply.

Currently the Company does not anticipate holding a meeting to seek the Stockholder Approval until the date that the Board of Directors reasonably believes that the Company will meet the NYSE American’s initial listing requirements on the date of such Stockholder Approval, which the Company believes will be required, as a result of prior conversations with the NYSE American, due to the fact that upon Stockholder Approval, a ‘reverse merger’ under the NYSE American rules will be deemed to have occurred and the combined company (the Company and Lineal) will be required to re-meet the initial listing requirements of the NYSE American. Additionally, the Series F Preferred Stock will remain outstanding pursuant to its current terms. Additionally, in the event the Company completes a further acquisition/combination prior to Stockholder Approval, the post-Stockholder Approval ownership percentages above may be subject to modification with the mutual approval of the preferred stockholders and the Company.

The terms of the Plan of Merger, and the designations of the preferred stock are described in greater detail in the Company’s Current Reports on Form 8-K and Form 8-K/A filed with the Securities and Exchange Commission on July 9, 2019 and July 10, 2019, respectively.

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

Securities Exchange Agreement

Pursuant to the Exchange Agreement, Discover agreed that, on the Approval Date (which also requires that the shares of common stock issuable upon conversion of the Series D Preferred Stock and the terms of the Exchange Agreement are approved by the Company’s stockholders), subject to the terms and conditions of the Exchange Agreement, all the shares of Series C Preferred Stock held by Discover as of the Approval Date will be exchanged for a number of shares of Series D Preferred Stock equal to four (4) times the total number of shares of common stock outstanding as of such date, divided by 1,000, rounded up to the nearest whole share.

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

Funding and Loan Agreement

The Funding Agreement required the Company, promptly following the Closing Date, to deposit into a newly opened and dedicated bank account, $4,000,000, which has been deposited to date, which was originally intended to be used for solely for acquisitions. As of the date of this filing a total of approximately $3.4 million of the original amount remains available for acquisitions, and the remaining amount was used for small acquisitions and working capital.

The Funding Agreement also required the Company to wire $1,050,000 in immediately available funds to Lineal. The Loan was documented by the Note (described below) and the Loan was made on July 9, 2019.

Promissory Note

The promissory note (the “Note”), issued by Lineal as borrower, in the amount of $1,050,000, accrues interest, compounded monthly, at 10% per annum (18% upon the occurrence of an event of default), beginning upon the date, if ever, that the Company no longer owns at least 50% of the voting securities of Lineal, and is either to be (a) forgiven on the Stockholder Approval Date; or (b) payable in full together with accrued interest thereon, 2 years from the Interest Effective Date, or earlier upon acceleration upon the occurrence of an event of default under the Note. The Note contains standard and customary events of default. The amount loaned by the Company to Lineal pursuant to the Note was, or will be, promptly paid to affiliates of Lineal in order to satisfy amounts owed to such affiliates as of the Closing.

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

Series D Convertible Preferred Stock

The Series D Designation, provides that the Series D Preferred Stock does not accrue dividends; the Series D Preferred Stock is (a) senior to the Company’s common stock; (b) pari passu with respect to the Series E and F Preferred Stock; and (c) junior to all existing and future indebtedness of the Company (provided that the consent of the Series D Preferred Stock holders is required for the Company to issue any securities senior to the Series D Preferred Stock, other than the Series E and F Preferred Stock). If the Company determines to liquidate, dissolve or wind-up its business and affairs, or upon closing or occurrence of any deemed liquidation event, the Company will prior to or concurrently with the closing, effectuation or occurrence of any such action, redeem the Series D Preferred Stock for cash, by wire transfer of immediately available funds to an account designated by Holder, at an amount equal to the Liquidation Value per share of Series D Preferred Stock. The “Liquidation Value” is equal to $10 million divided by the total number of shares of Series D Preferred Stock issued pursuant to the terms of the Exchange Agreement. The $10 million liquidation preference of the Series D Preferred Stock will be a significant decrease from the aggregate liquidation preference which currently applies to the Series C Preferred Stock, which is approximately $56 million. Each share of Series D Preferred Stock may be converted into 1,000 shares of common stock at any time at the option of the holder. The Series D Preferred Stock is subject to a beneficial ownership limitation, which prevents any holder of the Series D Preferred Stock from converting such Series D Preferred Stock into common stock, if upon such conversion, the holder would beneficially own greater than 4.99% of all common stock outstanding immediately after giving effect to such issuance, as determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder; provided, however, that any holder may increase such amount to 9.99% upon not less than 61 days’ prior notice to the Company.  The Series D Preferred Stock has no voting rights on general corporate matters, provided that the Series D Designation does contain customary protective provisions restricting the Company’s ability to amend or modify the rights of the Series D Preferred Stock without the consent of the holders thereof. The Company may, in its sole and absolute discretion, redeem any or all shares of Series D Preferred Stock then outstanding at any time by paying Holder in cash an amount per share equal to the Redemption Value for the shares redeemed. The “Redemption Value” equals $12 million divided by the total number of shares of Series D Preferred Stock issued pursuant to the terms of the Exchange Agreement.

Series E Redeemable Convertible Preferred Stock

The Series E Designation, does not accrue any dividends, provided that, subject to the rights of the holders, if any, of any shares of the Series C Preferred Stock, Series D Preferred Stock, Series F Preferred Stock or other securities senior to or pari passu with, the Series E Preferred Stock, the holders of Series E Preferred Stock are entitled to such dividends paid and distributions made to the holders of common stock to the same extent as if such holders had converted the Series E Preferred Stock into common stock at the Conversion Rate (described below under “Conversion Rights”)(without regard to any limitations on conversion herein or elsewhere) and had held such shares of common stock on the record date for such dividends and distributions. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary (each a “Liquidation Event”), the holders of Series E Preferred Stock are entitled to receive prior to the holders of the Company’s other security holders, except in the case of the Series C Preferred Stock, which is junior in ranking only to the first distributions up until $20 per share of Series E Preferred Stock (the original issue price per share), and the Series F Preferred Stock, the Company’s capital leases as may be in place from time to time and other senior debt approved by a majority in interest of such preferred holders, and then is entitled to pari passu ranking, and pro rata with the holders of the Company’s Series D Preferred Stock, an amount per share for each share of Series E Preferred Stock held by them equal to the greater of (a) $20 per share and (b) the amount of cash that would have been received had such share of Series E Preferred Stock been converted into common stock immediately prior to such Liquidation Event based on the Conversion Rate. Each share of Series E Preferred Stock is convertible, at the option of the holder thereof, at any time following the Approval Date, into that number of shares of common stock as equal the Conversion Rate. For the purposes of the preceding sentence:

●	“Approval Date” means the later of (a) the first business day after the date that all of the requirements of shareholder approval as required by the Plan of Merger (the “Shareholder Approval”) are met; and (b) the business day that the Company has affected a reverse stock split of its outstanding common stock subsequent to the Shareholder Approval, to the extent such reverse stock split is deemed necessary by a majority in interest of such of such preferred holders in writing prior to the date of Shareholder Approval.

●	“Conversion Rate” means that number of shares of common stock as equals 67% of the Company’s fully-diluted shares, unless (a) the 30-day average trading price of the Company’s common stock, as calculated pursuant to applicable NYSE American rules and requirements, following the Shareholder Approval date is below $0.20 per share (which value is not subject to adjustment in connection with any recapitalizations or splits); or (b) the failure of the Company, on the date that the Company’s shareholders have approved the transactions contemplated by the Plan of Merger and the issuance of shares of common stock upon the conversion of the Series E Preferred Stock, or the first business day immediately following such date, to meet the listing standards for the listing of the Company’s common stock on the NYSE American, at which time the applicable percentage shall be 70% of the fully-diluted shares (the “3% Increase”), in each case divided by the 1,000,000 shares of Series E Preferred Stock issued in connection with the Merger.

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

Until the earlier of (a) the fifth (5th) anniversary of the Closing Date; and (b) the date that 5% or less of the 1 million shares of Series E Preferred Stock issued in connection with the Merger are outstanding, the Company is not authorized to affect any material asset transfer or change of control, as described in the Series E Designation, without the consent of a majority in interest of such holders. The Company is also prohibited from undertaking various other material transactions without the consent of the Series E Preferred Stockholders during the same period.

The Series E Preferred Stock holders, with the consent of a majority in interest, have the option, exercisable from time to time 60 days after the closing of an acquisition by Lineal of assets or securities which results in the Company, immediately after such acquisition, being able to meet the initial listing requirements of the NYSE American (“Lineal Transaction”), or such other later date which is approved by the Company and a majority in interest of such holders, provided that the Shareholder Approval has not been received by such date, to require that the Company redeem shares of the outstanding Series E Preferred Stock. Each redemption shall be on a one-for-one basis between Series E Preferred Stock and Lineal Common Shares and shall be subject to applicable law. No redemption of the Series E Preferred Stock is allowed unless there is a pro rata redemption of the Series F Preferred Stock. In the event the Series E Preferred Stock was fully-redeemed, the Series E Preferred holders and Series F Preferred Stockholders would be able to re-acquire 100% of the securities of Lineal.

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

Until the earlier of (a) the 5th anniversary of the Closing Date; (b) the date that 5% or less of the 16,750 shares of Series F Preferred Stock issued in connection with the Merger are outstanding, the Company is not authorized to affect any material asset transfer or change of control without the consent of a majority in interest of the Series F Preferred Stock holders.

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

Financing

A summary of our financing transactions, funding agreements and other material funding transactions can be found under “Part I. Financial Information” – “Item 1. Financial Statements” – “NOTE 2 – Liquidity and Going Concern Considerations”, “NOTE 6 – Note Payables and Debenture”, “NOTE 13 – Stockholders’ Equity (Deficit)” and “NOTE 20 – Subsequent Events”, above.

The Company believes it will not have sufficient liquidity to operate as a going concern for the next twelve months following the issuance of the financial statements included herein, unless it uses funds which are currently held in a segregated account for acquisitions. As discussed above, in connection with the Merger, the Company deposited $4,000,000 into a newly opened and dedicated bank account, which was intended to be used for acquisitions. The disbursement of funds from the account is required to be approved by (i) a person designated by the holders of the Series E Preferred Stock; and (ii) the Company. As of September 30, 2019, a total of $4,000,000 remained of the Deposit and as of the date of this filing a total of $3.4 million remains of the Deposit. The release of such funds requires the approval of the person designated by such Series E Preferred Stock holders, and such designated person has control over whether or not to release such funds. Because the designated funds constitute substantially all of the funds available for working capital, in the event the use of the funds, if required, is not authorized, we may not have sufficient capital to support our operations for the next 12 months, provided that with the use of the funds in the account, we believe that we will have sufficient funds to continue as a going concern. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Additionally, subsequent to the date of the Note (discussed above) we have continued to lend funds to Lineal, including amounts loaned for the acquisition of Evercon as discussed above under “Part I – Financial Information” – “Item 1. Financial Statements” – “NOTE 20 – Subsequent Events”. Such amounts are not shown on the balance sheet (as they are inter-company transactions), are not evidenced by a promissory note (or the Note), do not bear interest and do not have a stated due date. However, in the event that Lineal is re-acquired by the Lineal Members as a result of the redemption of the Series E Preferred Stock and Series F Preferred Stock, the Company plans to seek the return of such funds, together with customary and reasonable interest.

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

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three and six-month periods ended September 30, 2019 and 2018 should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018

We reported a net loss for the three months ended September 30, 2019 of $(0.3) million, or ($4.40) per share of common stock. We reported net income for the three months ended September 30, 2018 of $23.2 million, or $27.69 per share of common stock. As discussed in more detail below, our net income decreased by $23.5 million, primarily due to the gain recognized on N&B Energy Sale Agreement and related transactions which closed in September 2018, as described in greater detail above under “Part I – Financial Information” – “Item 1. Financial Statements” – “NOTE 2 – Liquidity and Going Concern Considerations” – “N&B Energy Asset Disposition Agreement” (the “September 2018 N&B Disposition”).

Oil and Gas Exploration and Production Segment Information

The following table sets forth the operating results and production data for our oil and gas exploration and production segment, for the periods indicated:

	Three Months Ended September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	1,288	2,706	(1,418)	(52)%
Natural Gas (Mcf)	5,828	100,652	(94,824)	(94)%
NGL (Gallons)	50,928	517,563	(466,635)	(90)%
Total (Boe)(1)	3,472	31,804	(28,332)	(89)%

Crude Oil (Bbls per day)	14	29	(15)	(52)%
Natural Gas (Mcf per day)	63	1,094	(1,031)	(94)%
NGL (Gallons per day)	554	5,626	(5,072)	(90)%
Total (Boe per day)(1)	38	346	(308)	(89)%

Average Sale Price:
Crude Oil ($/Bbl)	$51.85	$67.25	$(15.40)	(23)%
Natural Gas ($/Mcf)	$2.12	$2.65	$(0.53)	(20)%
NGL ($/Bbl)	$11.24	$29.30	$(18.06)	(62)%

Net Operating Revenues:
Crude Oil	$66,786	$181,952	$(115,166)	(63)%
Natural Gas	12,343	266,430	(254,087)	(95)%
NGL	13,624	361,084	(347,460)	(96)%
Total Oil and Gas Revenues	$92,753	$809,466	$(716,713)	(89)%

(1) Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Oil and Gas Services Segment Information

The following table sets forth the operating results for our oil and gas services segment, for the periods indicated:

	Three Months Ended September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Contract Revenue	$6,285,535	$—	$6,285,535	100%
Contract Costs	4,897,196	—	4,897,196	100%
Contract income	$1,388,339	$—	$1,388,339	100%

Contract Revenue

The Company’s oil and gas service revenue is generated by Lineal, which was acquired in July 2019.

Contract Costs

Contract costs include labor, material, and indirect costs. Services contract costs increased for the three months ended September 30, 2019, compared to the same period for 2018, as a result of the Merger.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Direct lease operating expense	$171,452	$582,065	$(410,613)	(71)%
Workovers expense	—	1,506	(1,506)	(100)%
Other	17,031	163,803	(146,772)	(90)%
Lease Operating Expenses	$188,483	$747,374	$(558,091)	(75)%

Severance and Property Taxes	$4,031	44,495	(40,464)	(91)%
Depreciation, Depletion, Amortization and Accretion	68,460	136,725	(68,265)	(50)%
Impairment of Oil and Gas Properties	—	234,309	(234,309)	(100)%
General and Administrative (“G&A”)	1,731,795	952,201	779,594	82%
Gain on Sale of Assets	—	25,808,246	(28,808,246)	(100)%

Interest Expense	$37,677	$1,268,811	(1,231,134)	(97)%
Other Expense (Income), Net	$(272,390)	$15,430	(287,820)	(1,865)%

Lease Operating Expenses

There was a decrease in lease operating expense of approximately $0.6 million when comparing the current quarter to the prior year quarter. The decrease is primarily due to the September 2018 N&B Disposition.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A decreased for the current quarter as compared to the prior year’s quarter by approximately $0.1 million, primarily related to the decrease in total depreciable assets caused by the September 2018 N&B Disposition.

Impairment of Oil and Gas Properties

There was no impairment expense for the three months ended September 30, 2019, compared to impairment expense of $0.2 million for the three months ended September 30, 2018. The decrease was due to the expiration of all remaining leases not held by production during the year ended March 31, 2019.

General and Administrative (G&A) Expenses

G&A expenses increased by approximately $0.8 million for the three months ended September 30, 2019, compared to the prior year’s period. The increase was due primarily to consulting, legal and other costs incurred related to the Lineal transaction and the inclusion of Lineal’s operations as a result of the Merger which closed in June 2019.

Gain on Sale of Assets

Gain on sale of oil and gas properties was $25.8 million for the three months ended September 30, 2018, compared to $0 for the same three-month period ended September 30, 2019 due to the September 2018 N&B Disposition.

Interest Expense

Interest expense for the three months ended September 30, 2019 decreased by approximately $1.2 million when compared to the three-month period ended September 30, 2018, due to the assignment of the IBC Bank debt in connection with the September 2018 N&B Disposition.

Other Expense (Income), Net

Other expense (income), net, for the three months ended September 30, 2019 decreased by approximately $0.3 million, compared to the same period ended September 30, 2018, due, in part, to an increase in interest earned on excess operating funds during the quarter ended September 30, 2019.

Six Months Ended September 30, 2019 vs. Six Months Ended September 30, 2018

We reported a net loss for the six months ended September 30, 2019 of $1.6 million, or $20.57 per share of common stock. We reported net income for the six months ended September 30, 2018 of $19.7 million, or $36.33 per share of common stock. As discussed in more detail below, our net income decreased by $21.3 million, primarily due to the N&B Energy Sale Agreement and related transactions which closed in September 2018, as described in greater detail above under “Part I – Financial Information” – “Item 1. Financial Statements” – “NOTE 2 – Liquidity and Going Concern Considerations” – “N&B Energy Asset Disposition Agreement” (the “September 2018 N&B Disposition”).

Oil and Gas Exploration and Production Segment Information

The following table sets forth the operating results and production data for our oil and gas exploration and production segment, for the periods indicated:

	Six Months Ended September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	2,849	5,859	(3,010)	(51)%
Natural Gas (Mcf)	10,178	310,978	(300,800)	(97)%
NGL (Gallons)	97,828	2,041,027	(1,943,199)	(95)%
Total (Boe)(1)	6,874	106,284	(99,410)	(94)%

Crude Oil (Bbls per day)	16	32	(16)	(50)%
Natural Gas (Mcf per day)	56	1,699	(1,643)	(97)%
NGL (Gallons per day)	535	11,153	(10,618)	(95)%
Total (Boe per day)(1)	38	581	(543)	(93)%

Average Sale Price:
Crude Oil ($/Bbl)	$56.34	$65.20	$(8.86)	(14)%
Natural Gas ($/Mcf)	$1.92	$2.38	$(0.46)	(19)%
NGL ($/Bbl)	$14.63	$28.44	$(13.81)	(49)%

Net Operating Revenues:
Crude Oil	$160,485	$382,021	$(221,536)	(58)%
Natural Gas	19,547	739,943	(720,396)	(97)%
NGL	34,072	1,382,198	(1,348,126)	(98)%
Total Oil and Gas Revenues	$214,104	$2,504,162	$(2,290,058)	(91)%

(1) Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Oil and Gas Services Segment Information

The following table sets forth the operating results for our oil and gas services segment, for the periods indicated:

	Six Months Ended September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Contract Revenue	$6,285,535	$—	$6,285,535	100%
Contract Costs	4,897,196	—	4,897,196	100%
Contract income	$1,388,339	$—	$1,388,339	100%

Contract Revenue

The Company’s oil and gas service revenue is generated by Lineal, which was acquired in July 2019.

Contract Costs

Services contract costs increased for the three months ended September 30, 2019, compared to the same period for 2018, as a result of the Merger.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Six Months Ended September 30,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Direct lease operating expense	$279,430	$1,445,036	$(1,165,606)	(81)%
Workovers expense	—	58,845	(58,845)	(100)%
Other	32,610	655,160	(622,550)	(95)%
Lease Operating Expenses	$312,040	$2,159,041	$(1,847,001)	(86)%

Severance and Property Taxes	$6,605	$127,255	$(120,650)	(95)%
Depreciation, Depletion, Amortization and Accretion	72,702	463,926	(391,224)	(84)%
Impairment of Oil and Gas Properties	—	755,966	(755,966)	(100)%
Gain on Sale of Properties	—	25,808,246	(25,808,246)	(100)%
General and Administrative (“G&A”)	3,034,361	2,491,621	542,740	22%
Share-Based Compensation	29,425	343,629	(314,204)	(91)%
Total G&A Expense	$3,063,786	$2,835,250	$228,536	8%

Interest Expense	$38,524	$2,234,107	$(2,195,583)	(98)%
Other Expense (Income), Net	$(326,652)	20,594	$(347,246)	(1,686)%

Lease Operating Expenses

There was a decrease in lease operating expense of approximately $1.8 million when comparing the current six months ended September 30, 2019 to the prior year’s period. The decrease is primarily due to the September 2018 N&B Disposition.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A decreased for the six months ended September 30, 2019 to the prior year’s period by approximately $0.4 million, primarily related to the decrease in total depreciable assets caused by the September 2018 N&B Disposition.

Impairment of Oil and Gas Properties

There was no impairment expense for the six months ended September 30, 2019, compared to impairment expense of $0.8 million for the six months ended September 30, 2018. The decrease was due to the expiration of all remaining leases not held by production during the year ended March 31, 2019.

Gain on Sale of Assets

Gain on sale of oil and gas properties was $25.8 million for the six months ended September 30, 2018 compared to $0 for the same three-month period ended September 30, 2019 due to the September 2018 N&B Disposition.

General and Administrative (G&A) Expenses and Share-Based Compensation

G&A expenses increased by approximately $0.2 million for the six months ended September 30, 2019, compared to the prior year’s period. The increase was primarily due to the inclusion of Lineal’s operations as a result of the Merger which closed in June 2019.

Interest Expense

Interest expense for the six months ended September 30, 2019 decreased by approximately $2.2 million when compared to the six-month period ended September 30, 2018, due to the assignment of the IBC Bank debt in connection with the September 2018 N&B Disposition.

Other Expense (Income), Net

Other expense (income), net, for the six months ended September 30, 2019 decreased by approximately $0.3 million, compared to the same period ended September 30, 2018, due, in part, to an increase in interest earned on excess operating funds during the six months ended September 30, 2019.

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

Our primary sources of cash for the six months ended September 30, 2019 were from funds generated from the sale of preferred stock during fiscal 2019 and the sale of natural gas and crude oil production. The primary uses of cash were funds used in operations. As of September 30, 2019, the Company had net working capital of approximately $6.2 million. As discussed above, the Company believes it will not have sufficient liquidity to operate as a going concern for the next twelve months following the issuance of the financial statements included herein, unless it uses funds which are currently held in a segregated account for acquisitions. The release of such funds requires the approval of the person designated by such Series E Preferred Stock holders, and such designated person has control over whether or not to release such funds. Because the designated funds constitute substantially all of the funds available for working capital, in the event the use of the funds, if required, is not authorized, we may not have sufficient capital to support our operations for the next 12 months, provided that with the use of the funds in the account, we believe that we will have sufficient funds to continue as a going concern.

As part of the Lineal transaction we were required to loan $1,050,000 to Lineal, which amount was subsequently paid to affiliates of Lineal in order to satisfy amounts owed to such affiliates as of the closing of the transaction. Additionally, we were required to deposit into a newly opened and dedicated bank account, $4,000,000, which was originally intended to be used solely for acquisitions of assets and/or securities of complementary businesses of Lineal. As of the date of this filing a total of approximately $3.4 million of the original amount remains available for acquisitions, and the remaining amount was used for small acquisitions and working capital. The Company is not currently party to any binding agreements relating to any future acquisitions. As of the date of this filing the Series E Preferred Stock designee has advised the Company that he does not plan to authorize the Company’s further use of the designated funds, unless or until the Company and the Series E and F Preferred Stock holders can agree to certain amended terms of the Plan of Merger. It is anticipated that an agreement will be reached, but the Company cannot provide any assurance that an agreement will be reached on favorable terms, if at all. Because the designated funds constitute substantially all of our working capital, in the event the use of the funds, if required, is not authorized, we may default on our payment obligations, and may not have sufficient funds available to support our operations, which could have a material adverse effect on our operating results, and as a result, the value of our securities and our ability to continue as a going concern.

Notwithstanding the above, management intends to target additional acquisitions, combinations and potential mergers moving forward which will allow the Company to meet the NYSE American initial listing requirements, upon the closing of such transaction(s). The result of such transactions may be a change in the business focus and/or management of the Company. Furthermore, moving forward, the preferred stock issued to the Lineal Members as a result of the Merger may be redeemed, and the Lineal Members, subject to the terms of the preferred stock, may take back control of some or all of Lineal.

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

Upon receipt of shareholder approval of the Lineal transaction and related agreements, the shareholders of Lineal will have voting control over the Company (an aggregate of 80% voting right) and will have the right to convert the preferred stock issued at the closing into between 67% and 70% of the Company’s fully-diluted shares, provided that in the event the Company completes a further acquisition/combination prior to shareholder approval, the post-shareholder approval ownership percentages above may be subject to modification with the mutual approval of the preferred stockholders and the Company.

Working Capital

At September 30, 2019, the Company’s total current assets of $10.0 million exceeded its total current liabilities of approximately $3.9 million, resulting in working capital of $6.1 million, while at March 31, 2019, the Company’s total current assets of $8.2 million exceeded its total current liabilities of approximately $2.1 million, resulting in working capital of $6.1 million, resulting in effectively no change in working capital.

Cash Flows

	Six Months Ended September 30,
	2019	2018
Cash flows used in operating activities	$(2,709,090)	$(1,833,776)
Cash flows used in investing activities	(209,858)	(2,623,797)
Cash flows (used in) provided by financing activities	(26,139)	9,000,000
Net (decrease) increase in cash and restricted cash	$(2,945,087)	$4,542,427

Net cash used in operating activities was $2.7 million for the six months ended September 30, 2019, compared to $1.8 million for the same period a year ago. For the six-month period ended September 30, 2019, net cash used in operating activities increased  due to payments of accounts payable, payments made for contract costs which are yet able to be billed and increase in accounts receivable due to more extended collection terms related to the Lineal accounts receivable.

Net cash used in investing activities was $0.2 million for the six months ended September 30, 2019, compared to net cash used in investing activities of $2.6 million for the same period a year ago. The decrease in net cash used in investing activities was primarily due to cash acquired in the acquisition of Lineal, and significant fixed asset additions in the prior year.

Net cash used in financing activities was $26 thousand for the six-month period ended September 30, 2019, and cash provided by financing activities was $9.0 million for the six months ended September 30, 2018. The $9.0 million decrease in net cash provided by financing activities was due to no sales of Series C Preferred Stock shares in the current period, compared to $9 million in such sales during the prior period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We currently do not engage in commodity price hedging activities.

Commodity Price Risk

Some of our revenues during the six months ended September 30, 2019 and all for the six months ended September 30, 2018 were derived from the sale of our crude oil, natural gas and natural gas liquids production. Based on projected sales volumes for the remainder of our fiscal year, changes in the prices we receive for our crude oil, natural gas and natural gas liquids production could have a significant impact on our revenues.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures. The Company’s management, including the interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019, due to a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Camber is periodically named in legal actions arising from normal business activities. Camber evaluates the merits of these actions and, if it determines that an unfavorable outcome is probable and can be reasonably estimated, Camber will establish the necessary reserves. The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. except as described in “Part I. Financial Information” – “Item 1. Financial Statements” – “NOTE 8 – Commitments and Contingencies” – “Legal Proceedings”, of this Form 10-Q. We may become involved in material legal proceedings in the future.

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019, filed with the Commission on July 1, 2019 (the “Form 10-K”) under the heading “Item 1A. Risk Factors”, except as provided and discussed below, and investors should review the risks provided below and in the Form 10-K prior to making an investment in the Company.

General Business and Other Risks

We are currently prohibited from producing oil and gas under, and/or transporting previously produced oil from our Hutchinson County, Texas leases.

Our Hutchinson County, Texas leases make up approximately 30% of our historical total producing properties. We have been notified by the Texas Railroad Commission that our P 4 Certificate of Compliance has been cancelled because our Hutchinson County, Texas wells have been inactive for more than one year and have not yet been granted a plugging extension. We are currently in litigation with the prior owner of such leases, as described in greater detail under “NOTE 8 – Commitments and Contingencies” – “Legal Proceedings” – “PetroGlobe Energy Holdings, LLC and Signal Drilling, LLC”; however, until such time as we are able to cure the outstanding issues with the Texas Railroad Commission, if ever, we will be prohibited from producing oil and gas from our Hutchinson County, Texas wells and/or transporting any previously produced oil and gas through the pipeline on such property. Our oil and gas revenues, results of operations and prospects may be materially adversely affected as a result of such issues and it may be costly and/or time consuming to cure such issues, if such issues are able to be cured at all. As a result of the above we are currently unable to produce any oil or gas from such Hutchinson County, Texas properties and are unable to transport or sell approximately 1,000 barrels of oil previously produced and held on such properties.

We currently have a limited number of authorized but unissued shares of common stock.

As a result of the reverse stock split, which was effective on October 29, 2019, our outstanding common stock, as well as our authorized common stock, were decreased in a ratio of 1-for-50. As a result, our total authorized shares of common stock decreased from 250,000,000 shares to 5,000,000 shares. As of November 18, 2019, we had 3,028,899 shares of common stock outstanding and as such, we only had 1,971,101 total shares remaining for future issuances. We anticipate the majority of these shares may be issued to the holders of the Series C Preferred Stock in connection with the conversion of Series C Preferred Stock – as discussed above under “The issuance and sale of common stock upon conversion of the Series C Preferred Stock will likely significantly depress the market price of our common stock.”, the holders of the Series C Preferred Stock may not own more than 9.99% of our outstanding common stock at any time, but may convert up to 9.99% of outstanding common stock, sell such shares, and convert and sell additional shares on a continuous basis until we reach our maximum number of shares of authorized common stock. In the short term we believe that the cap on our outstanding shares may be a positive as it will put a maximum limit on dilution to existing shareholders (i.e., no more than 5 million shares of common stock may be outstanding until or unless such number of authorized shares of common stock is increased); however, in the long term, until such time as we are unable to increase our authorized shares of common stock, which will require approval of the shareholders of the Company, we anticipate that such limit may negatively affect our ability to undertake transactions which may be accretive to shareholder value. For example, until such time as our authorized shares of common stock are increased, we will not be able to issue the Lineal Members as any shares of common stock upon conversion of the Series E Preferred Stock (which is itself subject to shareholder approval), the outstanding Series C Preferred Stock (and its liquidation preference) will remain outstanding and will not be able to be converted into common stock, and we will not be able to use our common stock as consideration for any acquisitions or combination transactions. Furthermore, we will not be able to sell equity or convertible debt to raise funding, or issue share based compensation to officers, directors, employees or consultants. All of the above may negatively affect our revenues and results of operations and cause the value of our common stock to decline or value or become worthless.

We are currently actively pursuing acquisition and/or merger opportunities and may choose to enter into additional merger and/or acquisition transactions in the future.

We have been actively seeking acquisition or merger opportunities that will allow us to meet the NYSE American initial listing standards upon the closing of such transactions, which is a prerequisite to us seeking stockholder approval for the issuance of shares of common stock upon conversion of our outstanding Series E Preferred Stock. As a result, in the future, we may enter into additional merger and/or acquisitions with separate companies, which may result in the owners of such entities becoming the majority stockholders of the Company and new shares of common or preferred stock being issued, resulting in substantial dilution to our then current shareholders. Additionally, as a result of such merger and/or acquisition transactions, our current business focus may change and the holders of the Series E Preferred Stock and Series F Preferred Stock may redeem their shares for shares of Lineal, thereby resulting in some or all of the ownership of Lineal reverting to such holders. We can make no assurances that any new management we may have as a result of such transactions will be able to properly manage our direction or that any future change in our business focus will be successful. If we do consummate an acquisition and/or enter into additional merger or acquisitions, our new management may fail to properly manage and direct our operations. We have not entered into any binding agreements regarding any mergers, combinations or acquisitions as of the date of this filing.

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

In the past we have been out of compliance with the NYSE American’s continued listing standards which (a) require a listed company to maintain shareholders’ equity of more than $2 - $6 million, depending on the prior years of net losses experienced by the listed company; and (b) require a listed company to maintain an average trading price for its securities which exceeds $0.20 per share, for each 30 day rolling period. While we have cured such prior non-compliance described in (a) above, in connection with (b) above, the NYSE American previously advised us that our continued listing was predicated on the Company demonstrating sustained price improvement of our common stock on the NYSE American through June 3, 2019; which we demonstrated as of June 3, 2019, provided that we were once again advised on July 2, 2019, that our continued listing was predicated on the Company demonstrating sustained price improvement of our common stock on the NYSE American through January 2, 2020. We subsequently completed a 1-for-25 reverse stock split on July 8, 2019 and a 1-for-50 reverse stock split on October 29, 2019 to address the NYSE American’s concerns, but if the trading price of our common stock is not above $0.20 per share on January 2, 2020, the NYSE American will begin the process to delist our common stock. Additionally, if at any time, for any reason, our common stock trades below $0.06 per share, the NYSE American will immediately begin delisting steps to delist our common stock from the NYSE American.

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

Significantly all of our cash on hand is subject to use and release only with the approval of a person designed by the Series E Preferred Stock holders.

Pursuant to the Funding Agreement entered into in connection with the closing of the Merger, the Company was required to deposit into a newly opened and dedicated bank account, $4,000,000 (the “Deposit”), which was intended to be used for acquisitions. The disbursement of funds from the account is required to be approved by (i) a person designated by the holders of the Series E Preferred Stock; and (ii) the Company. As of September 30, 2019, a total of $4,000,000 remained of the Deposit and as of the date of this filing a total of approximately $3.4 million remains of the Deposit. The release of such funds requires the approval of the person designated by such Series E Preferred Stock holder, and such person has control over whether or not to release such funds. As of the date of this filing, the Series E Preferred Stock designee has advised the Company that he does not plan to authorize the Company’s further use of the designated funds, unless or until the Company and the Series E and F Preferred Stock holders can agree to certain amended terms of the Plan of Merger. It is anticipated that an agreement will be reached, but the Company cannot provide any assurance that an agreement will be reached on favorable terms, if at all. Because the designated funds constitute substantially all of our working capital, in the event the use of the funds, if required, is not authorized, we may default on our payment obligations, and may not have sufficient funds available to support our operations, which could have a material adverse effect on our operating results, and as a result, the value of our securities.

Risks Relating to the Lineal Merger; Shareholder Approval in Connection Therewith; and Our Securities

The holders of our Series C Preferred Stock are due a number of shares of common stock upon conversion of such Series C Preferred Stock which significantly exceeds the number of shares of common stock which are available for future issuance.

As of November 18, 2019, we had 5 million authorized shares of common stock and 3,028,899 shares of common stock issued and outstanding. As of November 18, 2019, the Series C Holders are still due approximately 56 billion shares of common stock upon conversion of the outstanding shares of Series C Preferred Stock, which have a current conversion price of $0.001 per share, and additional shares in connection with shares of Series C Preferred Stock previously converted which are held in abeyance subject to such holders’ 9.99% ownership limitations). Such number of shares exceeds by multiple times the number of shares of common stock we have authorized for future issuance. As such, the holders of our Series C Preferred Stock have the ability to convert the shares of Series C Preferred Stock into a number of shares of common stock which would prevent us from issuing any other shares of common stock for compensation, future acquisitions or other matters. In the event the limit of our authorized number of shares of common stock are reached we would need to take action to increase such number of authorized but unissued shares of common stock, which would only provide the Series C Preferred Stock holders with further ability to convert such Series C Preferred Stock into common stock and as described in the risk factors below, create further dilution to existing shareholders and reductions in the trading price of our common stock.

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

Until such time as the Stockholder Approval and other requirements of the Exchange Agreement are received, the Series C Preferred Stock is exchanged for shares of Series D Preferred Stock, and the number of shares of common stock issuable upon conversion of the Series D Preferred Stock is fixed, the Series C Holders will continue to have the right to convert Series C Preferred Stock and dilute the holdings of common stock holders. As of November 18, 2019, the Series C Holders are still due approximately 56 billion shares of common stock upon conversion of the outstanding shares of Series C Preferred Stock (significantly more than the 5 million shares we have authorized) and additional shares in connection with shares of Series C Preferred Stock previously converted which are held in abeyance subject to such holders’ 9.99% ownership limitations), which if converted and sold, will cause extreme dilution to existing shareholders and will likely cause the value of the Company’s common stock to significantly decline in value, due to downward pressure on the price of such stock due to such sales, and due to the value of the Company’s assets being spread out over a larger number of total holders of common stock (i.e., with each holder of common stock holding a smaller percentage of the total outstanding shares).

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

The result of the Plan of Merger, Series D Designation and Series E Designation, each as described in greater detail above, will be that, effective upon the Stockholder Approval Date, and subject to the Closing Conditions of the Exchange Agreement, (a) the common stock holders of the Company will hold between 6% and 6.67% of the Company’s fully-diluted capitalization (depending on whether the 3% increase described above is triggered); (b) Discover will hold Series D Preferred Stock convertible into 26.67% of the Company’s fully-diluted capitalization, subject to the terms of the Series D Preferred Stock; and (c) the Lineal Members, who hold the Series E Preferred Stock, will have the right to convert such Series E Preferred Stock, subject to the terms thereof, as discussed below, into 66.67% of the Company’s fully-diluted capitalization, subject to the 3% increase described above. For example, if on the Stockholder Approval Date, there are 5,000,000 shares of common stock issued and outstanding, the Series E Preferred Stock will be convertible into approximately 50 million shares of common stock (approximately 58,125,000 if the 3% Increase is triggered) and the Series D Preferred Stock will be convertible into, subject to the ownership blocker set forth therein, a total of 20,000,000 shares of common stock, in each case assuming an increase in our authorized shares of common stock sufficient to allow for such issuances. As a result, upon the Stockholder Approval Date, and subject to certain closing conditions set forth in the Exchange Agreement, the percentage of voting shares held by the common stockholders of the Company, and the percentage of fully-diluted shares held by such common stockholders, will be significantly less than the percentage which they hold prior to the Stockholder Approval Date, and the conversion rights of the Series E Preferred Stock and Series D Preferred Stock, and conversions under such preferred stock, will result in significant dilution to existing stockholders. Effective on the Stockholder Approval Date, the common stockholders of the Company will own only between 6% and 6.67% of the Company’s capital stock, subject to the preferential liquidation preferences and other rights in the designations of the Company’s preferred stock. Additionally, in the event the Company completes a further acquisition/combination prior to Stockholder Approval, the post-Stockholder Approval ownership percentages above may be subject to modification with the mutual approval of the preferred stockholders and the Company.

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

As described above, until such time as the Stockholder Approval and other requirements of the Exchange Agreement are received, the Series C Preferred Stock is exchanged for shares of Series D Preferred Stock, and the number of shares of common stock issuable upon conversion of the Series D Preferred Stock is fixed, the Series C Holders will continue to have the right to convert Series C Preferred Stock and dilute the holdings of common stock holders. For example, since approximately July 9, 2019, the Series C Holders have been converting shares of Series C Preferred Stock into common stock, and/or requesting additional shares of common stock which they are due for prior conversions, which are held in abeyance, in an amount equal to approximately 9.99% of our outstanding shares of common stock every one or two days, which has caused a significant increase in the number of outstanding shares of our common stock over that time period and diluted existing stockholders. Additionally, as of November 18, 2019, the Series C Holders are still due approximately 56 billion shares of common stock upon conversion of the outstanding shares of Series C Preferred Stock (significantly more than the 5 million shares we have authorized), at a current conversion price of $0.001 per share, and additional shares in connection with shares of Series C Preferred Stock previously converted which are held in abeyance subject to such holders’ 9.99% ownership limitations). As conversions of Series C Preferred Stock and sales of such converted shares take place, the price of our common stock will likely decline in value. In addition, the common stock issuable upon conversion of the Series C Preferred Stock will represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb converted shares sold by the Series C Preferred Stock holders, then the value of our common stock will likely decrease, and as a result, we may be delisted from the NYSE American.

If persons engage in short sales of our common stock, including sales of shares to be issued upon exercise of our outstanding convertible preferred stock, the price of our common stock may decline.

Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. In addition, holders of options, warrants and other convertible securities will sometimes sell short knowing they can, in effect, cover through the exercise of an option or warrant or conversion of a convertible security, thus locking in a profit. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock issued upon exercise of our outstanding Series C Preferred Stock could encourage short sales that could further undermine the value of our common stock. Shareholders could, therefore, experience a decline in the values of their investment as a result of short sales of our common stock.

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

Finally, for so long as the outstanding Series E Preferred Stock shares have the right to vote at least 5% of the Company’s total voting shares, the Series E Preferred Stock, voting as a group, have the right to (a) appoint 1 member to the Company’s Board of Directors; (b) appoint 4 members of Lineal’s Board of Directors (i.e., the managers of Lineal) (prior to Shareholder Approval); and 1 member to Lineal’s Board of Directors (subsequent to Shareholder Approval), provided that unless approved by a majority in interest of such Series E Preferred Stock holders, the Board of Directors of Lineal shall have no more than five (5) members; (c) nominate an individual to serve as the Company’s COO; and (d) nominate individuals to serve as the executive officers of Lineal.

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

The Series E and Series F Preferred Stock includes a liquidation preference.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary (each a “Liquidation Event”), the holders of Series E Preferred Stock are entitled to receive prior to the holders of the Company’s other security holders, except in the case of the Series C Preferred Stock, which is junior in ranking only to the first distributions up until $20 per share of Series E Preferred Stock (the original issue price per share)($20 million in aggregate), and the Series F Preferred Stock, the Company’s capital leases as may be in place from time to time and other senior debt approved by a majority in interest of such preferred holders, and then is entitled to pari passu ranking, and pro rata with the holders of the Company’s Series D Preferred Stock, an amount per share for each share of Series E Preferred Stock held by them equal to the greater of (a) $2 per share and (b) the amount of cash that would have been received had such share of Series E Preferred Stock been converted into common stock immediately prior to such Liquidation Event based on the Conversion Rate. In the event of a Liquidation Event, the holders of Series F Preferred Stock are entitled to receive prior to the holders of the Company’s securities other than the Series D Preferred Stock, and pro rata with the holders of the Series D Preferred Stock, but not prior to any holders of the Company’s senior securities (as described in the designation), an amount per share for each share of Series F Preferred Stock held by them equal to $100 ($1,675,000 in aggregate), then, after any distributions to any other shares of preferred stock, the holders are entitled to eight percent (8%) of any remaining assets left for distribution to the holders of the common stock.

The Series C Holders hold an approximately $56.2 million liquidation preference in the Company.

Each share of Series C Preferred Stock held by the Discover and Discover Growth includes a liquidation preference, payable to the Series C Holders upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company and after priority amounts due to the Series E Preferred Stock holders and Series F Preferred Stock holders, as discussed above, prior to any distribution or payment made to the holders of preferred stock or common stock, by reason of their ownership thereof equal to $10,000 (“Face Value”), plus an amount equal to any accrued but unpaid dividends thereon. Because the dividends currently require that interest be paid on the Face Value of 34.95% per annum, for the entire seven year term of the Series C Preferred Stock (even if payable sooner than seven years after the issuance date), the total liquidation value required to be paid to the Discover and Discover Growth upon a liquidation, dissolution or winding up of the Company is approximately $56.2 million as of the date of this filing. As referenced above, this liquidation preference would be payable after the other preferential rights of our other outstanding series of preferred stock, but prior to any amount being distributed to the holders of our common stock. Because our net assets total significantly less than $56.2 million (notwithstanding the preferential liquidation rights of our other series of preferred stock), it is likely that our common stockholders would not receive any amount in the event the Company was liquidated, dissolved or wound up.

Pursuant to the Funding Agreement the Company is required to hold $4 million of funds in a separate segregated bank account to be used solely for future acquisitions.

The Funding Agreement required the Company to deposit into a newly opened and dedicated bank account, $4,000,000, which was originally intended to be used for acquisitions of assets and/or securities of complementary businesses of Lineal. As of the date of this filing a total of approximately $3.4 million of the original amount remains available for acquisitions, and the remaining amount was used for small acquisitions and working capital. The amount of such deposit may only be released with the approval of the Company and the Series E Preferred Stock designee. While in the Account the Company will not have the use of such funds, except for mutually agreed upon acquisitions. While held in the Account such funds may not be generating as much income for the Company as they would be if used for other purposes, will reduce the amount of funds the Company has for operations and other matters, and could force the Company to raise money for operations sooner than it otherwise would. As of the date of this filing, the Series E Preferred Stock designee has advised the Company that he does not plan to authorize the Company’s further use of the designated funds, unless or until the Company and the Series E and F Preferred Stock holders can agree to certain amended terms of the Plan of Merger.

The Funding Agreement terminates on the first to occur of (a) the distribution of all of the amounts in the account in accordance with the agreement; (b) the consent of a Preferred Majority; and (c) delivery to the former holders of the Series E and F Preferred Stock, by the Company, of a notice of termination, in the event the Series E and F Preferred Stock have been fully redeemed by the Company. As such, the Company has no control over the termination of the Agreement and in the event the Company and Lineal’s representative cannot mutually agree on a use for such funds, the funds will continue to remain in a segregated account until the termination of the Funding Agreement, if ever. Because the designated funds constitute substantially all of our working capital, in the event the use of the funds, if required, is not authorized, we may default on our payment obligations, and may not have sufficient funds available to support our operations, which could have a material adverse effect on our operating results, and as a result, the value of our securities and our ability to continue as a going concern.

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

Risks Relating to Our Pipeline Service Operations

        Our customers have historically been concentrated.

The Company has a concentration of customers in the oil and gas and power industries which expose the Company to a concentration of credit risk within a single industry. The Company seeks to obtain advance and progress payments for contract work performed on major contracts. Receivables are generally not collateralized. During the three-month period ended September 30, 2019, three oil and gas service contract customers accounted for approximately 49%, 42% and 13%, respectively, and for the same period the prior year, four oil and gas production customers accounted for approximately 31%, 27%, 19% and 13% of the Company’s revenue. During the six-month period ending September 30, 2019, the same oil and gas service three contract customers accounted for approximately 48%, 41% and 13%, respectively, and for the same period the prior year, three oil and gas production customers accounted for approximately 37%, 35% and 12% of the Company’s revenue. At September 30, 2019, one customer accounted for 82% of outstanding accounts receivable. As a result, the majority of our revenues are due to only a small number of customers, and we anticipate this trend continuing moving forward. Consequently, in the event our customers do not pay us amounts owed, terminate work in progress or we are unable to find new customers moving forward, it could have a materially adverse effect on our cash flows and results of operations.

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

We expect to continue to generate a portion of our revenue and profit under fixed-price contracts. In general, we must estimate the costs of completing a specific project to bid these types of contracts. The actual cost of labor and materials may vary from the costs we originally estimated, and we may not be successful in recouping additional costs from our customers. These variations may cause gross profit for a project to differ from those we originally estimated.  Reduced profitability or losses on projects could occur due to changes in a variety of factors such as:

●	Failure to properly estimate costs of engineering, materials, equipment or labor;

●	Unanticipated technical problems with the structures, materials or services being supplied by us, which may require that we spend our own money to remedy the problem;

●	Project modifications not reimbursed by the client creating unanticipated costs;

●	Changes in the costs of equipment, materials, labor or subcontractors;

●	Our suppliers or subcontractors failure to perform;

●	Changes in local laws and regulations; and

●	Delays caused by weather conditions.

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

We have experienced cyber security threats such as viruses and attacks targeting our systems and expect the frequency and sophistication of such incidents to continue to grow. Such prior events have not had a material impact on our financial condition, results of operations or liquidity. However, future threats or existing threats of which we are not yet aware could cause harm to our business and our reputation; disrupt our operations; expose us to potential liability, regulatory actions and loss of business; and impact our results of operations materially. Our insurance coverage may not be adequate to cover all the costs related to cyber security attacks or disruptions resulting from such events.

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

Since April 1, 2019, the Series C Holders have converted 7 shares of Series C Preferred Stock into 3,429,965 shares of common stock. Additionally, the 2,298 remaining Series C Preferred Stock shares can convert pursuant to their terms, and including conversion premiums thereon, into approximately 56 billion shares of common stock, subject to further adjustments pursuant to the terms of the Series C Preferred Stock, including true ups thereon, based on a current conversion price of $0.001 per share.

The number of Series C Preferred Stock shares summarized as converted above included:

●	The conversion on July 9, 2019, by Discover of one share of the Series C Preferred Stock into a total of approximately 490,839 shares of common stock. A total of 4,300 of such shares were issued to Discover in connection with the initial conversion, additional shares were issued subsequent thereto and 426,244 shares are currently held in abeyance subject to Discover’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover.

●	The conversion on July 19, 2019, by Discover Growth, of one share of the Series C Preferred Stock into a total of approximately 490,839 shares of common stock. A total of 11,952 of such shares were issued to Discover Growth in connection with the initial conversion, and the remaining shares were held in abeyance subject to Discover Growth’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover Growth, which shares have been issued to date.

●	The conversion on August 21, 2019, by Discover Growth, of one share of the Series C Preferred Stock into a total of approximately 490,839 shares of common stock. A total of 73,660 of such shares were issued to Discover Growth in connection with the initial conversion, and the remaining shares were held in abeyance subject to Discover Growth’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover Growth, which shares have been issued to date.

●	The conversion on October 4, 2019, by Discover Growth, of one share of the Series C Preferred Stock into a total of approximately 489,362 shares of common stock. A total of 50,570 of such shares were issued to Discover Growth in connection with the initial conversion, and the remaining shares were held in abeyance subject to Discover Growth’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover Growth, which shares have been issued to date.

●	The conversion on October 30, 2019, by Discover Growth, of one share of the Series C Preferred Stock into a total of approximately 489,362 shares of common stock. A total of 49,100 of such shares were issued to Discover Growth in connection with the initial conversion, and the remaining shares were held in abeyance subject to Discover Growth’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover Growth, which shares have been issued to date.

●	The conversion on November 4, 2019, by Discover Growth, of one share of the Series C Preferred Stock into a total of approximately 489,362 shares of common stock. A total of 207,850 of such shares were issued to Discover Growth in connection with the initial conversion, and the remaining shares were issued prior to the date of this filing.

●	The conversion on November 11, 2019, by Discover Growth, of one share of the Series C Preferred Stock into a total of approximately 489,362 shares of common stock. A total of 132,100 of such shares were issued to Discover Growth in connection with the initial conversion, and the remaining shares were issued prior to November 18, 2019.

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

On April 6, 2016, the Company entered into a Securities Purchase Agreement with Discover, pursuant to which the Company issued a redeemable convertible subordinated debenture, with a face value of $530,000, initially convertible into shares of common stock at a conversion price equal to $101,562.50 per share. The debenture matures in seven years and accrues interest at a rate of 6.0% per annum. Due to the prior decline in the price of our common stock and that a trigger event occurred on June 30, 2016 as a result of the delay in filing our Annual Report on Form 10-K for the year ended March 31, 2016, the premium rate on the debenture increased from 6% to 34% and the conversion discount became (a) 85% of the lowest daily volume weighted average price during the measuring period (60 days prior to and 60 days after the last date that Discover receives the last of the shares due), less $78,125 per share of common stock which resulting value is not to exceed (b) 85% of the lowest sales price on the last day of such period less $78,125 per share.

On October 31, 2018, Discover converted the entire $495,000 remaining balance of principal owed under the terms of a convertible debenture, into an aggregate of 642 shares of common stock, including 5 shares of common stock issuable upon conversion of the principal amount thereof (at a conversion price of $101,562.50 per share), and 637 shares in connection with conversion premiums due thereon (at an initial conversion price, as calculated as provided in such debenture, of $1,912.50 per share). A total of 80 of such shares were issued to Discover in connection with the initial conversion and the remaining shares were held in abeyance subject to Discover’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover. Subsequent to the October 31, 2018 conversion date, Discover was due an additional 38,116 shares of common stock in connection with true ups associated with the original issuance, as a result of the conversion price of the conversion premiums falling to $31.25 per share pursuant to the terms of the convertible debenture. Through September 30, 2019, a total of 38,482 of the conversion shares had been issued, and the remainder of the shares were held in abeyance subject to Discover’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover, which shares have been issued to date.

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

On October 15, 2019, the Company entered into a Settlement and Mutual Release Agreement (the “Release”) with Regal Consulting, LLC (“Regal”), pursuant to which it agreed to settle and terminate the consulting agreement with Regal on November 15, 2018, as amended on February 13, 2019. Specifically, the Company agreed to issue Regal 1,514 shares of the Company’s restricted common stock and to pay Regal $17,500 in consideration for agreeing to terminate the agreement. The Company and Regal also provided each other mutual releases in connection with the Release.

The sale and issuance of the securities have been determined to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. Regal represented that it was an accredited investor, as that term is defined in Regulation D and/or had access to information that would be required to be included in a registration statement under the Securities Act. Regal also has represented that it is acquiring the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

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

CAMBER ENERGY, INC.
(Registrant)

/s/ Louis G. Schott
Louis G. Schott
Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2019

/s/ Robert Schleizer
Robert Schleizer
Chief Financial Officer
(Principal Financial/Accounting Officer)

Date: November 19, 2019

EXHIBIT INDEX

2.1	Agreement and Plan of Merger by and between Camber Energy, Inc., Camber Energy Merger Sub 2, Inc., Lineal Star Holdings, LLC, and the Members party thereto dated as of July 8, 2019 (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

3.1	Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of our authorized shares of common stock from 20,000,000 to 250,000,000, as filed with the Secretary of State of Nevada on April 10, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 11, 2019, and incorporated herein by reference)(File No. 001-32508)

3.2	Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on July 3, 2019, and effective July 8, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 8, 2019 and incorporated herein by reference) (File No. 001-32508)

3.3	Camber Energy, Inc. Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 8, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

3.4	Camber Energy, Inc. Certificate of Designations of Preferences, Powers, Rights and Limitations of Series D Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 3, 2019 (Filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

3.5	Certificate of Designation of Camber Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series E Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 3, 2019 (Filed as Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

3.6	Certificate of Correction to Series E Redeemable Convertible Preferred Stock Designation, filed with the Secretary of State of Nevada on July 8, 2019 (Filed as Exhibit 3.4 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

3.7	Certificate of Designation of Camber Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series F Redeemable Preferred Stock as filed with the Secretary of State of Nevada on July 3, 2019 (Filed as Exhibit 3.5 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

3.8	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Limited Liability Company, filed with the Secretary of State of Delaware on July 10, 2019, and effective July 9, 2019, merging Camber Energy Merger Sub 2, Inc. into Lineal Star Holdings LLC(Filed as Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2019 and incorporated herein by reference) (File No. 001-32508)

3.9	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, filed by Camber Energy, Inc. with the Secretary of State of Nevada on October 25, 2019 and effective on October 29, 2019 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 29, 2019 and incorporated herein by reference) (File No. 001-32508)

10.1	Agreed Conversion Agreement dated May 15, 2019, by and between Camber Energy, Inc. and Alan Dreeben (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 21, 2019, and incorporated herein by reference)(File No. 001-32508)

10.2	Security Exchange Agreement dated July 8, 2019, by and between Camber Energy, Inc., and the investor party thereto (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.3	Termination Agreement dated July 8, 2019, by and between Camber Energy, Inc., and the investor party thereto (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.4	Funding and Loan Agreement dated July 8, 2019, by and among Camber Energy, Inc., Lineal Star Holdings, LLC, and the preferred shareholders party thereto (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.5	$1,050,000 Promissory Note by Lineal Star Holdings, LLC as borrower in favor of Camber Energy, Inc. as lender, dated July 8, 2019 (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.6	Form of Indemnification Agreement of Officers and Directors (Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.7	Second Amendment to Consulting Agreement with Regal Consulting effective July 1, 2019 (Filed as Exhibit 10.6 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.8	July 8, 2019 Letter Agreement with Sylva International LLC dba SylvaCap Media (Filed as Exhibit 10.7 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer

31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer

32.2**	Section 906 Certification of Periodic Report of Principal Financial Officer

99.1	Letter to Shareholders in Accordance with NRS 78.0296 (Furnished as Exhibit 99.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

*101.INS XBRL Instance Document.

*101.SCH XBRL Schema Document.

*101.CAL XBRL Calculation Linkbase Document.

*101.LAB XBRL Label Linkbase Document.

*101.PRE XBRL Presentation Linkbase Document.

*101.DEF XBRL Definition Linkbase Document

*	Exhibits filed herewith.
**	Exhibits furnished herewith.
***	Management contract or compensatory plan.