Form 10-Q
period 2019-12-31
CAMBER ENERGY, INC.
filed 2020-02-14
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	5,000,000 (as of February 14, 2020)

CAMBER ENERGY, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAMBER ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2019	March 31, 2019
ASSETS
Current Assets
Cash	$2,253,739	$7,778,723
Accounts Receivable, Net of Allowance	176,038	129,037
Other Current Assets	—	263,205
Total Current Assets	2,429,777	8,170,965

Property and Equipment
Oil and Gas Properties - Subject to Amortization	50,504,527	50,528,953
Oil and Gas Properties - Not Subject to Amortization	28,016,989	28,016,989
Other Property and Equipment	1,570	1,570
Total Property and Equipment	78,523,086	78,547,512
Accumulated Depletion, Depreciation, Amortization and Impairment	(78,346,620)	(78,334,324)
Total Property and Equipment, Net	176,466	213,188
Notes Receivable	2,339,719	—
Other Assets	155,053	198,519
Total Assets	$5,101,015	$8,582,672
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$1,427,022	$1,521,329
Common Stock Payable	10,000	303,340
Accrued Expenses	296,843	276,133
Asset Retirement Obligation - Current	239,167	—
Current Income Taxes Payable	3,000	3,000
Total Current Liabilities	1,976,032	2,103,802

Asset Retirement Obligations	42,137	303,809
Derivative Liability	—	5
Total Liabilities	2,018,169	2,407,616

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par Value, 0 Shares Issued and Outstanding	—	—
Preferred Stock Series B, 600,000 Shares Authorized of $0.001 Par Value, 0 and 44,000 Shares Issued and Outstanding, respectively	—	44
Preferred Stock Series C, 5,000 Shares Authorized of $0.001 Par Value, 2,294 and 2,305 Shares Issued and Outstanding, respectively, Liquidation Preference of $56,122,710	2	2
Preferred Stock Series D, 50,000 Shares Authorized of $0.001 Par Value, 0 Shares Issued and Outstanding	—	—
Preferred Stock Series E, 1,000,000 Shares Authorized of $0.001 Par Value, 0 Shares Issued and Outstanding	—	—
Preferred Stock Series F, 16,750 Shares Authorized of $0.001 Par Value, 0 Shares Issued and Outstanding	—	—
Common Stock, 5,000,000 Shares Authorized of $0.001 Par Value, 4,709,167 and 13,441 Shares Issued and Outstanding, respectively	4,709	13
Additional Paid-in Capital	146,890,176	152,251,623
Stock Dividends Distributable	13,804,668	8,141,843
Accumulated Deficit	(157,616,709)	(154,218,469)
Total Stockholders’ Equity	3,082,846	6,175,056
Total Liabilities and Stockholders’ Equity	$5,101,015	$8,582,672

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Operating Revenues
Crude Oil	$69,092	$73,301	$229,577	$455,322
Natural Gas	9,871	13,114	29,418	753,057
Natural Gas Liquids	15,152	41,522	49,224	1,423,720
Total Revenues	94,115	127,937	308,219	2,632,099

Operating Expenses
Lease Operating Expenses	72,955	441,312	384,995	2,600,353
Severance and Property Taxes	4,081	5,937	10,686	133,192
Depreciation, Depletion, Amortization, and Accretion	7,382	1,026	15,215	464,952
Impairment of Oil and Gas Properties	—	548,819	—	1,304,785
General and Administrative	1,146,374	677,566	3,418,849	3,512,816
Gain on Sales of Assets	—	—	—	(25,808,246)
Total Operating Expenses	1,230,792	1,674,660	3,829,745	(17,792,148)
Operating Income (Loss)	(1,136,677)	(1,546,723)	(3,521,526)	20,424,247

Other Expense (Income)
Interest Expense	9,750	202,669	14,771	2,436,776
Other (Income), Net	(22,861)	(163,308)	(138,057)	(142,714)
Total Other (Income) Expenses	(13,111)	39,361	(123,286)	2,294,062

Net Income (Loss) Before Discontinued Operations	(1,123,566)	(1,586,084)	(3,398,240)	18,130,185
Loss from Discontinued Operations	(710,112)	—	—	—
Net Income (Loss)	$(1,833,678)	$(1,586,084)	$(3,398,240)	$18,130,185

Net Income (Loss) Per Common Share
Basic
Continuing Operations	$(1,03)	$(800.49)	$(7.84)	$7,982.41
Discontinued Operations	(0.24)	—	—	—
Total	$(1.27)	$(800.49)	$(7.84)	$7,982.41
Diluted
Continuing Operations	$(1.03)	$(800.49)	$(7.84)	$529.23
Discontinued Operations	(0.24)	—	—	—
Total	$(1.27)	$(800.49)	$(7.84)	$529.23

Weighted Average Number of Common Shares Outstanding
Basic	2,937,254	4,000	1,155,285	1,869
Diluted	2,937,254	4,000	1,155,285	28,190

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

	Series E Preferred Stock		Series F Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Stock Divided Distributable	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balances, March 31, 2018	—	$—	—	$—	408,508	$409	1,132	$1	184	$—	$141,429,941	$2,467,910	$(170,861,622)	$(26,963,361)
Common Shares issued for:
Conversion of Series C Preferred Stock	—	—	—	—	—	—	(251)	—	332	1	(1)	—	—	—
Payment of Series B Dividend	—	—	—	—	—	—	—	—	1	—	1,348	(1,348)	—	—
Share-Based Compensation	—	—	—	—	—	—	—	—	—	—	343,730	—	—	343,730
Conversion of Debenture	—	—	—	—	—	—	—	—	5	—	—	—	—	—
Warrants - Abeyance	—	—	—	—	—	—	—	—	10	—	—	—	—	—
Issuance of Series C Preferred Shares for Cash Proceeds	—	—	—	—	—	—	210	—	—	—	2,000,000	—	—	2,000,000
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	—	—	(698,996)	698,996	—	—
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,512,097)	(3,512,097)
Balances, June 30, 2018	—	—	—	—	408,508	409	1,091	1	532	1	143,076,022	3,165,558	(174,373,719)	(28,131,728)
Common Shares issued for:
Conversion of Series C Preferred Stock	—	—	—	—	—	—	(143)	—	1,837	1	(1)	—	—	—
Payment of Series B Dividend	—	—	—	—	—	—	—	—	1	—	882	(882)	—	—
Payment of Consulting Fees	—	—	—	—	—	—	—	—	1	—	200,000	—	—	200,000
Issuance of Series C Preferred Shares for Cash Proceeds	—	—	—	—	—	—	735	1	—	—	6,999,999	—	—	7,000,000
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	—	—	(896,182)	896,182	—	—
Net Income	—	—	—	—	—	—	—	—	—	—	—	—	23,228,366	23,228,366
Balances, September 30, 2018	—	—	—	—	408,508	409	1,683	2	2,371	2	149,380,720	4,060,858	(151,145,353)	2,296,638
Common Shares issued for:
Conversion of Series B to Common	—	—	—	—	(364,508)	(365)	—	—	3	—	365	—	—	—
Conversion of Series C Preferred Stock	—	—	—	—	—	—	(10)	—	2,234	2	(2)	—	—	—
Payment of Series B Dividend	—	—	—	—	—	—	—	—	10	—	469	(469)	—	—
Debenture Conversion	—	—	—	—	—	—	—	—	800	1	917,103	—	—	917,104
Issuance of Series C Preferred Shares for Cash Proceeds	—	—	—	—	—	—	632		—	—	6,000,000	—	—	6,000,000
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	—	—	(1,615,886)	1,615,886	—	—
Net Income (Loss)	—	—	—	—	—	—	—	—	—	—	—	—	(1,586,084)	(1,586,084)
Balances, December 31, 2018	—	$—	—	$—	44,000	$44	2,305	$2	5,418	$5	$154,682,769	$5,676,275	$(152,731,437)	$7,267,658

Balances, March 31, 2019	—	$—	—	$—	44,000	$44	2,305	$2	13,441	$13	$152,251,623	$8,141,843	$(154,218,469)	$6,175,056
Common Shares issued for:
Conversion of Series B Preferred Stock	—	—	—	—	(44,000)	(44)	—	—	—	—	44	—	—	—
Payment of Series B Dividend	—	—	—	—	—	—	—	—	—	—	3	(3)	—	—
Conversion of Debenture - Abeyance	—	—	—	—	—	—	—	—	25,008	25	(25)	—	—	—
Payment for Consulting Fees	—	—	—	—	—	—	—	—	600	1	303,339	—	—	303,340
Rounding Adjustment for Split	—	—	—	—	—	—	—	—	4	—	—	—	—	—
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	—	—	(1,878,055)	1,878,055	—	—
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,287,598)	(1,287,598)
Balances, June 30, 2019	—	—	—	—	—	—	2,305	2	39,053	39	150,676,929	10,019,895	(155,506,067)	5,190,798
Common Shares issued for:
Cash Paid for Settlement of Series B Preferred Stock Warrants	—	—	—	—	—	—	—	—	—	—	(25,000)	—	—	(25,000)
Conversion of Series C Preferred Stock	—	—	—	—	—	—	(3)	—	1,004,450	1,005	(1,005)	—	—	—
Conversion of Debenture - Abeyance	—	—	—	—	—	—	—	—	4,065	4	(4)	—	—	—
Payment of Consulting Fees	—	—	—	—	—	—	—	—	80	—	27,690	—	—	27,690
Issuance of Series E and F Preferred Stock	1,000,000	18,701,00	16,750	1,417,000	—	—	—	—	—	—	—	—	—	—
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	—	—	(1,893,886)	1,893,886	—	—
Rounding adjustment for reverse stock split	—	—	—	—	—	—	—	—	884	1	(1)	—	—	—
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	(276,964)	(276,964)
Balances, September 30, 2019	1,000,000	18,701,000	16,750	1,417,000	—	—	2,302	2	1,048,532	1,049	148,784,723	11,913,781	(155,783,031)	4,916,524
Common Shares issued for:
Conversion of Series C Preferred Stock	—	—	—	—	—	—	(8)	—	3,604,160	3,604	(3,604)	—	—	—
Change in Valuation of Series E and F Preferred Stock	—	(4,035,000)	—	1,017,000	—	—	—	—	—	—	—	—	—	—
Redemption of Series E and F Preferred Stock	(1,000,000)	(14,666,000)	(16,750)	(2,434,000)	—	—	—	—	—	—		—	—	—
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	—	—	(1,890,887)	1,890,887	—	—
Rounding adjustment for reverse stock split	—	—	—	—	—	—	—	—	56,475	56	(56)	—	—	—
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,883,678)	(1,883,678)
Balances December 31, 2019	—	$—	—	$—	—	$—	2,294	$2	4,709,167	$4,709	$146,890,176	$13,804,668	$(157,616,709)	$3,082,846

See accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31,
	2019	2018
Cash Flows from Operating Activities
Net Income (Loss)	$(3,398,240)	$18,130,185
Net Loss from Discontinued Operations	—	—
Net Income (Loss) from Continuing Operations	(3,398,240)	18,130,185
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	15,215	463,926
Impairment of Oil and Gas Properties	—	1,304,785
Bad Debt Expense	17,694	—
Gain on Sale of Oil and Gas Properties	—	(25,808,246)
Share-Based Compensation	37,690	343,629
Litigation Settlement - PetroGlobe	204,842	—
Change in fair value of derivatives	(5)	—
Amortization of Discount on Notes	—	1,499,647
Changes in operating assets and liabilities:
Accounts Receivable	(64,695)	576,320
Other Current Assets	263,205	(3,444)
Accounts Payable and Accrued Expenses	(279,437)	(696,281)
Cash Used in Operating Activities from Continuing operations	(3,203,731)	(4,188,452)
Cash Provided by Operating Activities from Discontinued Operations	1,212,391	—
Cash Used in Operating Activities	(1,991,340)	(4,188,452)

Cash Flows from Investing Activities
Cash Acquired in Lineal Acquisition	449,763	—
Cash Disposed of in Connection with Lineal Redemption	(2,101,879)	—
Cash Loaned to Lineal Holdings	(2,339,719)	—
Cash Paid for Fixed Asset Additions	—	(2,187,302)
Cash Received (Paid) for Deposits	43,466	(141,009)
Cash Used in Investing activities from Continuing Operations	(3,948,369)	(2,328,311)
Cash Used in Investing Activities from Discontinued Operations	(692,650)	—
Net Cash Used in Investing Activities	(4,641,019)	(2,328,311)

Cash Flows from Financing Activities
Cash Paid for Settlement of Series B Preferred Stock Warrants	(25,000)	—
Proceeds from Issuance of Series C Preferred Stock	—	15,000,000
Cash Used in Financing Activities from continuing operations	(25,000)	15,000,000
Cash Provided by Financing Activities from Discontinued Operations	1,132,375	—
Cash Provided by Financing Activities	1,107,375	15,000,000

(Decrease) Increase in Cash and Restricted Cash	(5,524,984)	8,483,237
Cash and Restricted Cash at Beginning of the Period	7,778,723	789,151
Cash and Restricted Cash at End of the Period	$2,253,739	$9,272,388

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

 (Unaudited)

NOTE 1  – GENERAL

Camber Energy, Inc. (“Camber” or the “Company”) is an independent oil and natural gas company engaged in the acquisition, development and sale of crude oil, natural gas and natural gas liquids from various known productive geological formations, including the Cline shale and upper Wolfberry shale in Glasscock County, Texas, as well as in productive zones in the Panhandle in Hutchinson County, Texas. Additionally, from the July 8, 2019 acquisition of Lineal Star Holdings, LLC (“Lineal”), until the divestiture of Lineal effective on December 31, 2019, each as discussed below, the Company, through Lineal, was involved in the oil and gas services industry.

On July 8, 2019, the Company acquired Lineal pursuant to the terms of an Agreement and Plan of Merger dated as of the same date (the “Lineal Plan of Merger” and the merger contemplated therein, the “Lineal Merger”), by and between Lineal, Camber, Camber Energy Merger Sub 2, Inc., Camber’s wholly-owned subsidiary (“Merger Sub”), and the Members of Lineal (the “Lineal Members”). Lineal is a specialty construction and oil and gas services enterprise providing services to the energy industry. Pursuant to the Lineal Plan of Merger, Camber acquired 100% of the ownership of Lineal from the Lineal Members in consideration for newly issued shares of Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”) and Series F Redeemable Preferred Stock (“Series F Preferred Stock”). See also “NOTE 10 – Merger Agreement and Divestiture”. On October 8, 2019, Lineal acquired an 80% interest in Evercon Energy LLC (“Evercon”). The acquisition required Lineal to assume certain liabilities and provide working capital for a period of six months in an amount of $50,000 per month to Evercon. As part of the Lineal Divestiture, described below, Evercon was divested effective December 31, 2019.

On December 31, 2019, the Company entered into a Preferred Stock Redemption Agreement (the “Redemption Agreement”) by and between the Company and Lineal, whereby the Company redeemed the Company’s Series E and F Preferred Stock (the holders of such preferred stock, collectively, the “Preferred Holders”) issued in connection with the Lineal Merger. Pursuant to the Redemption Agreement, effective as of December 31, 2019, ownership of 100% of Lineal was transferred back to the Preferred Holders, and, all of the Series E Preferred Stock and Series F Preferred Stock of the Company outstanding were cancelled through the redemption See also “NOTE 10 – Merger Agreement and Divestiture”.

Prior to the acquisition of Lineal, the Company sold a significant portion of its oil and gas production assets in Oklahoma to N&B Energy, LLC (“N&B Energy”) effective August 1, 2018 (see further discussion in “NOTE 2 – Liquidation and Going Concern Considerations”). Additionally, as part of the sale of its assets to N & B Energy, the Company also retained a 12.5% production payment (effective until a total of $2.5 million has been received); a 3% overriding royalty interest in its existing Okfuskee County, Oklahoma asset; and an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignments of Overriding Royalty Interests. No payments were received in regard to any of the retained items noted above through December 31, 2019 and the filing date of these financial statements.

Camber retained its assets in Glasscock County and operates in Hutchinson County, Texas.

On January 31, 2020, the Company entered into a Compromise Settlement Agreement (the “Settlement Agreement”) with PetroGlobe Energy Holdings, LLC (“PetroGlobe”),  Signal Drilling, LLC (“Signal”), Petrolia Oil, LLC (“Petrolia”), Prairie Gas Company of Oklahoma, LLC (“PGCO”), and Canadian River Trading Company, LLC (“CRTC”). Pursuant to the Settlement Agreement, the Company agreed to pay PetroGlobe $250,000, of which $100,000 was due upon execution of the Settlement Agreement, which payment has been made, and $150,000 was paid to an escrow account, which release is subject to approval by the Company upon the successful transfer of all wells and partnership interests of the Company’s current wholly-owned subsidiary CE to PetroGlobe. CE operates all of our producing wells and leases which are located in Hutchinson County, Texas. See also “NOTE 8 – Commitments and Contingencies” – “Legal Proceedings”.

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

NOTE 2  – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At December 31, 2019, the Company’s total current assets of $2.4 million exceeded its total current liabilities of approximately $2.0 million, resulting in working capital of $0.4 million, while at March 31, 2019, the Company’s total current assets of $8.2 million exceeded its total current liabilities of approximately $2.1 million, resulting in working capital of $6.1 million. The reduction from $6.1 million to $0.4 million is due to losses from continuing operations and costs incurred with the merger and ultimate divestiture of Lineal, including funds loaned to Lineal in connection with such divestiture. See also “NOTE 10 – Merger Agreement and Divestiture”.

The factors above raise substantial doubt about the Company's ability to continue to operate as a going concern for the twelve months following the issuance of these financial statements. The Company believes that it will not have sufficient liquidity to meet its operating costs unless it can raise new funding, which may be through the sale of debt or equity or unless it closes the Viking Merger (discussed below), which is scheduled to be closed by June 30, 2020, extendable up to December 31, 2020 under certain circumstances, the completion of which is the Company's current plan. There is no guarantee though that the Viking merger will be completed or other sources of funding be available. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has no secured debt outstanding as of December 31, 2019.

During the three and nine months ended December 31, 2019 and 2018, the Company sold 0 shares and 632 shares and 0 shares and 1,577 shares, respectively, of Series C Preferred Stock pursuant to the terms of an October 2017, October 2018 and November 2018 Stock Purchase Agreement, for total consideration of $0 and $6 million and $0 and $15 million, respectively.

N&B Energy Asset Disposition Agreement

On July 12, 2018, the Company entered into an Asset Purchase Agreement (as amended by the First Amendment to the Sale Agreement dated August 3, 2018 and the Second Amendment to Sale Agreement dated September 24, 2018, the “Sale Agreement”), as seller, with N&B Energy as purchaser, which entity is affiliated with Richard N. Azar II, the Company’s former Chief Executive Officer and former director (“Azar”), and Donnie B. Seay, the Company’s former director (“Seay”). Pursuant to the Sale Agreement, the Company agreed to sell to N&B Energy a substantial portion of its assets, including all of the assets acquired pursuant to the terms of the December 31, 2015 Asset Purchase Agreement and certain other acquisitions, other than the production payment and overriding royalty interests discussed below (the “Disposed Assets”). In consideration for the Disposed Assets, N&B Energy agreed to pay the Company $100 in cash to assume the Company’s liabilities and contractual obligations in connection with the Disposed Assets (including lease and bonus payments), to assume all of the Company’s obligations and debt owed under its outstanding loan agreement with International Bank of Commerce (“IBC Bank”), which had a then outstanding principal balance of approximately $36.9 million and the other parties agreed to enter into a settlement agreement.

Assumption Agreement

On September 26, 2018, the Company entered into an Assumption Agreement (the “Assumption Agreement”) with IBC Bank; CE Operating, LLC, the Company’s wholly-owned subsidiary (“CE Operating”), which became a party to the Sale Agreement pursuant to the second amendment thereto; N&B Energy; Azar; RAD2 Minerals, Ltd., an entity owned and controlled by Azar (“RAD2”); Seay; and DBS Investments, Ltd., an entity owned and controlled by Seay. Azar, Seay, RAD2, and DBS are collectively referred to as the “Guarantors”.

Pursuant to the Assumption Agreement, N&B Energy agreed to assume all of the Company’s liabilities and obligations owed to IBC Bank and IBC Bank approved the transactions contemplated by the Sale Agreement and the assumption by N&B Energy of all of the amounts and liabilities which the Company owed to IBC Bank (collectively, the “IBC Obligations”). Finally, pursuant to the Assumption Agreement, IBC Bank released and forever discharged the Company and CE Operating and each of their current and former officers, directors, and stockholders, from all covenants, agreements, obligations, claims and demands of any kind, whether in law or at equity, which IBC Bank then had, arising out of or related to the amounts which the Company owed to IBC Bank under the Note, Loan Agreement or mortgages and/or under such documents or agreements, and further agreed to release the lien which IBC Bank then held on certain of the Company’s properties located in west Texas.

N&B Energy Sale Agreement Closing

On September 26, 2018, the transactions contemplated by the Sale Agreement closed and N&B Energy assumed all of the IBC Obligations (pursuant to the Assumption Agreement described above) and paid the Company $100 in cash, and the Company transferred ownership of the Assets to N&B Energy.

Notwithstanding the sale of the Assets, the Company retained its assets in Glasscock and Hutchinson Counties, Texas and also retained a 12.5% production payment (effective until a total of $2.5 million has been received); a 3% overriding royalty interest in its existing Okfuskee County, Oklahoma asset; and retained an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignment of Overriding Royalty Interests.

The effective date of the Sale Agreement was August 1, 2018. The Assets were assigned “as is” with all faults.

As a result of the Assumption Agreement and the Sale Agreement, the Company reduced its liabilities by $37.9 million and its assets by approximately $12.1 million.

The following table summarizes the net assets sold and gain recognized in connection with the Assumption Agreement and Sale Agreement:

Transaction Summary
Assumption of IBC Bank Loan	$36,943,617
Assumption of ARO Liability	699,536
Assumption of Capital Lease Obligations and Other	287,074
Cash Received at Closing	100
Oil and Gas Properties Transferred	(12,122,081)
Total Gain on Sale	$25,808,246

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

Principles of Consolidation

The consolidated financial statements include the accounts of Camber and all of its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Accounts Receivable

Accounts receivable, net, include amounts due for oil and gas revenues from prior month production, accrued interest on the notes receivable due from Lineal and an estimate of amounts due from N&B Energy related to the September 2018 Sale Agreement. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. At December 31, 2019 and March 31, 2019, there were allowances for doubtful accounts of approximately $208,000 and $190,000, respectively, included in accounts receivable, and there were bad debts of $0 and $17,694, recognized for the three and nine-month periods ended December 31, 2019, respectively.

Notes Receivable

Notes receivable includes the two notes due from Lineal in the amounts of $1,539,719 and $800,000, respectively, as more fully discussed in “NOTE 10 – Merger Agreement and Divestiture”. Notes receivable are reported based on the principal amounts due from Lineal pursuant to notes receivable issued by Camber to Lineal pursuant to the Redemption Agreement. As of December 31, 2019, the Company had no allowance for uncollectible amounts related to the notes receivable.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their useful lives. Amortization of the equipment under capital leases related to the Lineal operations was computed using the straight-line method over lives ranging from 3 to 5 years and is included in depreciation expense. Costs of maintenance and repairs were charged to expense when incurred.

Long-lived assets including intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the assets carrying amount to determine if an impairment of such asset is necessary. This evaluation, as well as an evaluation of our intangible assets, requires the Company to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company’s services and future market conditions. Estimating future cash flows requires significant judgment, and the Company’s projections may vary from the cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be to expense the difference between the fair value (less selling costs) of such asset and its carrying value. Such expense would be reflected in earnings. No impairments were deemed necessary for the periods ended December 31, 2019 and March 31, 2019.

Goodwill

Goodwill is tested for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, which is defined as operating segments or groupings of businesses one level below the operating segment level. The Company’s operating segments are the same as the reporting units used in its goodwill impairment test. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit, determined using a market approach, if market prices are available, or alternatively, a discounted cash flow model, with its carrying value. The annual evaluation of goodwill requires the use of estimates about future operating results, valuation multiples and discount rates of each reporting unit to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Once an impairment of goodwill has been recorded, it cannot be reversed. The Company recognized goodwill during the three months ended September 30, 2019 in conjunction with the Lineal Merger which was written off during the quarter ended December 31, 2019 as a result of the Lineal Divestiture as discussed in “NOTE 10 – Merger Agreement and Divestiture”.

Revenue Recognition

 Exploration and Production Revenue

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

Oil and Gas Services Revenue

The majority of Lineal’s oil and gas service revenue is derived from contracts and projects that typically span between 3 to 12 months. The oil and gas service contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct.

Lineal’s construction contracts are recognized over time because of the continuous transfer of control to the customer as all of the work is performed at the customer’s site and, therefore, the customer controls the asset as it is being constructed. Contract costs include labor, material, and indirect costs. Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, Lineal estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract.

Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, and the performance of subcontractors.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) on the consolidated balance sheet. On Lineal’s construction contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs prior to revenue recognition, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period.

Fair Value of Financial Instruments

Accounting Standards Codification (ASC) 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. It defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

As of December 31, 2019 and March 31, 2019, the significant inputs to the Company’s derivative liability and mezzanine equity calculations were Level 3 inputs.

Recently Adopted Accounting Pronouncements

ASC 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on April 1, 2018, using the modified retrospective method applied to contracts that were not completed as of April 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While the Company does not expect 2020 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning April 1, 2018. Refer to “NOTE 9 – Revenue from Contracts with Customers” for additional information.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending the presentation of restricted cash within the consolidated statements of cash flows. The new guidance requires that restricted cash be added to cash and cash equivalents on the consolidated statements of cash flows. The Company adopted this ASU on April 1, 2018.

Following is a summary of cash and cash equivalents and restricted cash:

	December 31, 2019	March 31, 2019
Cash, cash equivalents and restricted cash	$2,253,739	$7,778,723

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

Costs of oil and natural gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $1.18 and $4.20 per barrel of oil equivalent for the nine months ended December 31, 2019 and 2018, respectively.

All of Camber’s oil and natural gas properties are located in the United States. Costs being amortized at December 31, 2019 and March 31, 2019 are as follows:

	At December 31, 2019	At March 31, 2019
Oil and gas properties subject to amortization	$50,352,304	$50,352,304
Oil and gas properties not subject to amortization	28,016,989	28,016,989
Capitalized asset retirement costs	152,223	176,649
Total oil & natural gas properties	78,521,516	78,545,944
Accumulated depreciation, depletion, and impairment	(78,345,531)	(78,333,628)
Net Capitalized Costs	$175,985	$212,316

Impairments

For the nine months ended December 31, 2019, the Company recorded no impairments. For the nine months ended December 31, 2018, the Company recorded impairments totaling $1,304,785, which were due to lease expirations.

Additions and Depletion

During the nine months ended December 31, 2019 and 2018, the Company incurred costs of $0 and $2,187,302, respectively, for technical and other capital enhancements to extend the lives of the Company’s wells. Additionally, the Company recorded $11,902 and $459,835 for depletion for the nine months ended December 31, 2019 and 2018, respectively.

Disposition of Oil and Natural Gas Properties

On July 12, 2018, the Company entered into the Sale Agreement, as seller, with N&B Energy as purchaser. Pursuant to the Sale Agreement, the Company agreed to sell to N&B Energy a substantial portion of its assets, including all of the assets acquired pursuant to the terms of the December 31, 2015 Asset Purchase Agreement and certain other acquisitions, other than a production payment and overriding royalty interests (the “Disposed Assets”). In consideration for the Disposed Assets, N&B Energy agreed to pay the Company $100 in cash, to assume all of the Company’s obligations and debt owed under its outstanding loan agreement with IBC Bank, which had a then outstanding principal balance of approximately $36.9 million, and certain other parties agreed to enter into a settlement agreement. The transaction closed in September 2018.

Leases

As part of the Lineal Acquisition, the Company acquired various operating and finance leases for sales and administrative offices, motor vehicles and machinery and equipment. Due to the Redemption Agreement discussed above in “NOTE 10 – Merger Agreement and Divestiture”, the Company no longer owns the operating and finance leases that it had acquired in connection with the Lineal Acquisition.

Effective August 1, 2018, the Company entered into a month-to-month lease at 1415 Louisiana, Suite 3500, Houston, Texas 77002. The entity providing use of the space without charge is affiliated with the Company’s Chief Financial Officer.

NOTE 5  – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of current and long-term obligations associated with the future retirement of oil and natural gas properties for the nine-month periods ended December 31, 2019 and 2018, respectively.

	2019	2018
Carrying amount at beginning of period	$303,809	$979,159
Accretion	2,920	4,725
Dispositions	—	(699,536)
Revisions of previous estimates	(25,425)	35,422
Carrying amount at end of period	$281,304	$319,770

Camber has short-term obligations of $239,167 and $0 related to the plugging liabilities at December 31, 2019 and March 31, 2019, respectively.

NOTE 6  – NOTES PAYABLE AND DEBENTURE

The Company had no notes payable or debenture outstanding as of December 31, 2019 or March 31, 2019.

Debenture

On October 31, 2018, an accredited institutional investor, Discover Growth Fund LLC (“Discover”) converted the entire $495,000 remaining balance of principal owed under the terms of a convertible debenture which it held, into an aggregate of 642 shares of common stock, including 5 shares of common stock issuable upon conversion of the principal amount thereof (at a conversion price of $101,562.50 per share), and 637 shares in connection with conversion premiums due thereon (at an initial conversion price, as calculated as provided in such debenture, of $1,912.50 per share). A total of 80 of such shares were issued to Discover in connection with the initial conversion and the remaining shares were held in abeyance subject to Discover’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover. Subsequent to the October 31, 2018 conversion date, Discover was due an additional 38,116 shares of common stock in connection with true ups associated with the original issuance, as a result of the conversion price of the conversion premiums falling to $31.25 per share pursuant to the terms of the convertible debenture. Through December 31, 2019, all of the shares have been issued.

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

Activities for derivative warrant instruments during the nine months ended December 31, 2019 and 2018 were as follows:

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

Lineal (which as of December 31, 2019 has been completely divested in connection with the Lineal Divestiture discussed in “NOTE 10 – Merger Agreement and Divestiture”) has the usual liability of contractors for the completion of contracts and the warranty of its work. In addition, Lineal acts as prime contractor on a majority of the projects it undertakes and is normally responsible for the performance of the entire project, including subcontract work. Management is not aware of any material exposure related thereto which has not been provided for in the accompanying consolidated financial statements.

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

PetroGlobe Energy Holdings, LLC and Signal Drilling, LLC

In March 2019, PetroGlobe and Signal sued the Company in the 316th Judicial District of Hutchinson County, Texas (Cause No. 43781). The plaintiffs alleged causes of action relating to negligent misrepresentation; fraud and willful misconduct; gross negligence; statutory fraud; breach of contract; and specific performance, in connection with a purchase and sale agreement entered into between the parties in March 2018, relating to the purchase by plaintiffs of certain oil and gas assets from the Company, and a related joint venture agreement. The lawsuit seeks in excess of $600,000 in damages, as well as pre- and post-judgment interest, court costs and attorneys’ fees, and punitive and exemplary damages. Additionally, a portion of the revenues from the properties in contention are being held in suspense as a result of the lawsuit. On October 31, 2019, the Company brought counterclaims against PetroGlobe and Signal, and Petrolia Oil, LLC and Ian Acrey, including bringing claims for causes of actions including declaratory judgment (that PetroGlobe and certain other plaintiffs represented that a lease and related wells were free of all agreements and rights in favor of third parties and provided a special warranty of title pursuant to the purchase and sale agreement); breach of contract (in connection with the purchase and sale agreement); statutory fraud; common law fraud (against Mr. Acrey and other plaintiffs); fraud by non-disclosure (against Mr. Acrey and other plaintiffs); negligent misrepresentation (against Mr. Acrey and other plaintiffs); breach of fiduciary duty (against Mr. Acrey and other plaintiffs) and seeking attorney’s fees and pre- and post-judgment interest.

On January 31, 2020, the Company entered into a Settlement Agreement as discussed in “NOTE 1 – General”. The $250,000 that the Company agreed to pay has been included in current liabilities on the consolidated balance sheet as of December 31, 2019, and the Company recognized its asset retirement obligations related these properties as current liabilities as the Company expects to become compliant with the Texas Railroad Commission in March 2020, resulting in a net settlement cost of $204,842 included on the statement of operations for the three and nine-month periods ended December 31, 2019.  Upon satisfaction of the Settlement Agreement conditions and disposition of the assets and related liabilities, the Company will record the transfer of a deposit of a surety bond of $50,000 and the related oil and gas properties of approximately $70,000 at December 31, 2019, oil currently held in storage at the Company’s location and any related outstanding accounts receivable due to the Company.  The Company has fully reserved any amounts related to the oil in storage and the accounts receivable which are recorded on the Consolidated Balance Sheet as of December 31, 2019 at $0.

The intention of such transfer of wells and partnership interests of CE is that (a) the Company shall be completely removed from liabilities resulting from future acts or omissions of CE occurring after such transfer date, (b) CE is effectively transferred and all steps have been approved by the Railroad Commission of Texas, including approval of new directors, officers, and owners of greater than a 25% interest in CE, and (c) that liability for the wells and partnership interests of the Company in CE, and the current officers and directors of CE, will be transferred after approval by the Railroad Commission along with all oil in storage tanks and the bond currently in place. CE operates all of our producing wells and leases located in Hutchinson County, Texas.

The Company also agreed to bring the certain wells into regulatory compliance to the extent such compliance is required to obtain Railroad Commission of Texas approval and upon successful completion of the Company bringing the properties into regulatory compliance, the Company is required to assign to PetroGlobe, or its designee, all of its right, title and interest in all wells, leases, royalties, minerals, equipment, and other tangible assets associated with specified wells and properties. Such properties shall be free and clear of all claims and liens arising during the direct operation of such properties by CE. In the event that the Railroad Commission of Texas fails or refuses to approve the form “P-5 O” to remove all current officers, directors, and owners of CE from the form and substitute the officers, directors and owners of CE as directed by PetroGlobe within 180 days of delivery of assignment of the Company’s interests in CE to PetroGlobe, or its designee, the parties will cooperate to seek divestiture of their interests in the wells and leaseholds held in escrow. Upon completion of such divestiture and removal of Company and the current officers and directors of CE from potential regulatory responsibility for such wells and leaseholds, the Company is required to direct the release to PetroGlobe of all funds held in escrow. If the properties are not divested within the additional 180 day period, the funds held in escrow are to be returned to the Company.

Upon the Company successfully bringing properties into regulatory compliance and assigning the properties to PetroGlobe, or its designee, the Company is required to also assign all of its membership interests in Petrolia.

The Company released the parties to the Settlement Agreement, including Ian Acrey, individually, as well as their officers, directors, or members from any claims asserted in the lawsuit, and the parties to the Settlement Agreement along with Ian Acrey, individually, released the Company, its officers, directors, shareholders and affiliate corporations from any claims asserted in the lawsuit. The Company did not release any claims or causes of action against N&B Energy, LLC, Sezar Energy, LLP related to Richard Azar, or any of their affiliates, or predecessors, or successors.

The parties agreed to promptly cause the filing of a motion and order to dismiss the lawsuit with prejudice shortly after execution of the Settlement Agreement.

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

N&B Energy

On September 12, 2019, N&B Energy filed a petition in the District Court for the 285th Judicial District of Bexar County, Texas (Case #2019CI11816). Pursuant to the petition, N&B Energy raises claims against the Company for breach of contract, unjust enrichment, money had and received and disgorgement, in connection with $706,000 which it alleges it is owed under the Sale Agreement for true ups and post-closing adjustments associated therewith. The petition seeks amounts owed, pre- and post-judgment interest and attorney’s fees. The Company denies N&B Energy’s claims, believes it is owed approximately $400,000 related to the Sale Agreement and intends to vehemently defend itself against the allegations and claims and seek counterclaims. The Company is currently in negotiations to settle the matter with N&B Energy through binding arbitration.

NOTE 9  – REVENUE FROM CONTRACTS WITH CUSTOMERS

Oil and Gas Contracts

The following table disaggregates revenue by significant product type for the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Oil sales	$69,092	$78,301	$229,577	$455,32
Natural gas sales	9,871	13,114	29,418	753,057
Natural gas liquids sales	15,152	41,522	49,224	1,423,720
Total oil and gas revenue from customers	$94,115	$127,937	$308,219	$2,632,099

NOTE 10  – MERGER AGREEMENT AND DIVESTITURE

Merger Agreement

On July 8, 2019 (the “Closing Date”), the Company entered into, and closed the transactions contemplated by, the Lineal Plan of Merger, by and between the Company, Camber Energy Merger Sub 2, Inc., the Company’s then newly formed wholly-owned subsidiary, Lineal, and the Lineal Members. Pursuant to the Lineal Plan of Merger, the Company acquired 100% of the ownership of Lineal from the Lineal Members in consideration for newly issued shares of Series E Redeemable Convertible Preferred Stock and Series F Redeemable Preferred Stock, as described in greater detail below.

In connection with the Lineal Plan of Merger, the Company entered into several other agreements, including (a) a Security Exchange Agreement dated July 8, 2019 (the “Exchange Agreement”), by and between the Company and Discover; (b) a Termination Agreement dated July 8, 2019, by and between the Company and Discover Growth; and (c) a Funding and Loan Agreement dated July 8, 2019, by and among the Company, Lineal, and certain of the Lineal Members who also acquired shares of the Company’s preferred stock as a result of the Lineal Merger (the “Funding Agreement”), which provided for the Company to loan $1,050,000 to Lineal, which loan was evidenced by a Promissory Note entered into by Lineal, as borrower, in favor of the Company, as lender, dated July 8, 2019 (the “July 2019 Lineal Note”).

Also as part of the Lineal Merger, the Company designated three new series of preferred stock, (1) Series D Convertible Preferred Stock (the “Series D Preferred Stock” and the certificate of designations setting forth the rights thereof, the “Series D Designation”); (2) Series E Redeemable Convertible Preferred Stock (the “Series E Preferred Stock” and the certificate of designation setting forth the rights thereof (the “Series E Designation”); and (3) Series F Redeemable Preferred Stock (the “Series F Preferred Stock” and the certificate of designation setting forth the rights thereof, the “Series F Designation”, and the Series E Preferred Stock and the Series F Preferred Stock, collectively, the “Series E and F Preferred Stock”). Additionally, with the approval of the holders thereof, the Company amended and restated the designation of its Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock” and the amended and restated designation setting forth the rights thereof, the “Series C Designation”).

The Lineal Plan of Merger, Series D Designation and Series E Designation, provided that, effective upon the date that the stockholders of the Company had approved the Lineal Plan of Merger and issuance of shares in connection therewith (the “Stockholder Approval” and such date of Stockholder Approval, the “Stockholder Approval Date”), and subject to certain closing conditions, (a) the common stock holders of the Company were to hold between 6% and 6.67% of the Company’s fully-diluted capitalization (depending on certain factors); (b) Discover was to hold Series D Preferred Stock convertible into 26.67% of the Company’s fully-diluted capitalization, subject to the terms of the Series D Preferred Stock; and (c) the Lineal Members, who held the Series E Preferred Stock, were to have the right to convert such Series E Preferred Stock, subject to the terms thereof, as discussed above, into 66.67% of the Company’s fully-diluted capitalization, or 70%, subject to certain factors.

Pursuant to the Lineal Plan of Merger, Merger Sub merged with and into Lineal, with Lineal continuing as the surviving entity in the Lineal Merger and as a wholly-owned subsidiary of the Company.

The Funding Agreement required the Company to fund $1,050,000 in immediately available funds to Lineal (the “Loan”). The Loan was documented by the July 2019 Lineal Note and the Loan was made on July 9, 2019.

The consideration paid for the acquisition was as follows:

Series E Preferred Shares	$18,701,000
Series F Preferred Shares	1,417,000
Total consideration	$20,118,000

The Series E Preferred Shares and the Series F Preferred Shares were determined to be contingently redeemable preferred stock and were accounted for as mezzanine equity. The fair value of the instruments was determined using an income valuation approach to estimated cash flows of the acquired business, analysis of the terms and rights of each class of equity instrument issued by the Company and an assessment of the probability of the various scenarios that could occur depending on the outcome of the Stockholder Approval vote, and the impact each scenario would have on the capital structure of the Company. Subsequent to the date of the Lineal Merger, the instruments will be assessed to determine whether it is probable of the instruments being redeemed as a result of contingencies being resolved. When it is deemed probable, the fair value will be adjusted to the new estimate of fair value in that period.

The allocation of the preliminary purchase price to the assets and liabilities acquired in connection with the Lineal Merger was based on the current values of the assets and liabilities of Lineal as of the Lineal Merger date on July 8, 2019 and are as follows:

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

The total purchase price was allocated to the acquired tangible and intangible assets and liabilities of Lineal based on their estimated fair values as of the purchase closing date. The excess of the purchase price over the fair value of assets and liabilities acquired was allocated to goodwill.

Divestiture

On December 31, 2019, the Company entered into, and closed the transactions contemplated by the Redemption Agreement, by and between the Company, Lineal and the Preferred Holders.

Pursuant to the Redemption Agreement, the Company redeemed the Company’s Series E and F Preferred Stock issued in connection with the Lineal Merger and ownership of 100% of Lineal was transferred back to the Preferred Holders, and all of the Series E Preferred Stock and Series F Preferred Stock of the Company outstanding were cancelled through the redemption. See also “NOTE 10 – Merger Agreement and Divestiture”.

The Redemption Agreement also provided for (a) the entry by Lineal and the Company into a new unsecured promissory note in the amount of $1,539,719, the outstanding amount of the July 2019 Lineal Note together with additional amounts loaned by Camber to Lineal through December 31, 2019 (the “December 2019 Lineal Note”); (b) the unsecured loan by the Company to Lineal on December 31, 2019 of an additional $800,000, entered into by Lineal in favor of the Company on December 31, 2019 (“Lineal Note No. 2”); and (c) the termination of the prior Lineal Plan of Merger and Funding Agreement entered into in connection therewith (pursuant to which all funds previously held in a segregated account for future Lineal acquisitions, less amounts loaned pursuant to Lineal Note No. 2, were released back to the Company). The December 2019 Lineal Note and Lineal Note No. 2, accrue interest, payable quarterly in arrears, beginning on March 31, 2020 and continuing until December 31, 2021, when all interest and principal is due, at 8% and 10% per annum (18% upon the occurrence of an event of default), respectively. As of December 31, 2019, $51,656 of interest related to the December 2019 Lineal Note and Lineal Note No. 2 was accrued and included in the consolidated balance sheet in Accounts Receivable.

The divestiture resulting from the Redemption Agreement qualifies as a discontinued operation in accordance with U.S. generally accepted accounting principles (“GAAP”). As a result, operating results and cash flows related to the Lineal operations have been reflected as discontinued operations in the Company’s consolidated statements of operations and consolidated statements of cash flows for the periods presented.

The net consideration received for the divestiture was as follows:

Return of Series E Preferred Shares	$14,666,000
Return of Series F Preferred Shares	2,434,000
Total net consideration	$17,100,000

The fair value of the instruments immediately prior to the divestiture was determined using an income valuation approach to estimate cash flows of the acquired business, analysis of the terms and rights of each class of equity instrument issued by the Company and an assessment of the probability of the various scenarios that could occur depending on the outcome of the Stockholder Approval vote, and the impact each scenario would have on the capital structure of the Company. Immediately prior to the Lineal Disposition, the Company recognized a gain on the change in fair value of the Series E and F Preferred Shares of $3,018,000, included within net loss from discontinued operations.

The following table summarizes the assets and liabilities of Lineal which were transferred from the Company to the Preferred Holders, together with Lineal, as part of the Redemption agreement:

Cash	$2,101,879
Accounts receivable	1,673,538
Deferred tax assets	34,000
Cost in excess of billings	497,340
Property and equipment	1,996,229
Right of use asset – operating leases	710,898
Other current assets and deposits	49,275
Goodwill	18,314,222
Accounts payable – trade	(260,882)
Accrued and other liabilities	(369,448)
Billings in excess of costs	(445,759)
Operating lease liabilities	(710,898)
Finance lease liabilities	(237,925)
Notes payable	(3,545,841)
Net assets divested	$19,806,628

As a result of the above, the Company recognized a loss on the disposal of the Lineal operations of $2,706,628 included within net loss from discontinued operations.

Components of amounts reflected in the Company’s consolidated statements of operations related to discontinued operations are presented in the following table for the three and nine months ended December 31, 2019.

	Three Months Ended	Nine Months Ended
	December 31, 2019	December 31, 2019
Contract revenue	$2,821,229	$9,106,764
Contract costs	(2,875,530)	(7,772,726)
Depreciation and amortization	(90,415)	(155,282)
Selling, general and administrative	(885,164)	(1,649,643)
Operating loss	(1,029,880)	(470,887)
Other income	9,925	273,037
Interest expense	(1,529)	(113,522)
Net (loss) from discontinued operations	(1,021,484)	(311,372)
Loss on disposal of business	(2,706,628)	(2,706,628)
Change in value of preferred stock	3,018,000	3,018,000
Total loss on discontinued operations	$(710,112)	$—

NOTE 11  - INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero percent for the 2020 and 2019 fiscal years as a result of net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the nine months ended December 31, 2019 and 2018. The tax liability of $3,000 as shown on the balance sheet as of December 31, 2019, relates to the Company’s potential Oklahoma franchise tax liability and is not related to income tax.

NOTE 12  – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

On April 20, 2018, Discover was issued 5 shares of common stock as a result of true-ups in connection with the August 23, 2017 conversion of $35,000 of the principal amount of the debenture held by Discover.

During the quarter ended September 30, 2018, the Company issued a stock dividend on the Series B Preferred Stock consisting of 1 share (with a fair value of $15,625 based on the share price at September 30, 2018) of the Company’s common stock. Due to the fact that the Company is in a retained deficit position, the Company recognized a charge to additional paid in-capital of $882 and stock dividends distributable but not issued based on the par value of the common stock issued. During the quarter ended September 30, 2018, the Company issued 1 share to settle a stock dividend accrued on Series B Preferred Stock.

On November 15, 2018, the Company entered into a consulting agreement with Regal Consulting, an investor relations firm, pursuant to which the firm agreed to provide the Company investor relations and consulting services for a period of six months, for monthly consideration of $28,000 and 7 restricted shares of the Company’s common stock. In January 2019, the Company issued 13 shares of restricted common stock to Regal Consulting for the months of November and December 2018, which shares were issued during the year ended March 31, 2019.  On February 13, 2019, and effective on January 31, 2019, the Company entered into a First Amendment to the Consulting Agreement previously entered into with Regal Consulting. Pursuant to the First Amendment, the parties agreed to expand the investor relations services required to be provided by Regal Consulting under the agreement in consideration for $50,000 per month and 40 restricted shares of common stock per month (the “Regal Shares”)(which are fully-earned upon issuance) during the term of the agreement, and agreed to extend the term of the agreement until October 1, 2019 (unless the Company completes an acquisition or combination prior to such date). All of the Regal Shares had been earned and issued to Regal as of September 30, 2019. On October 15, 2019, the Company entered into a Settlement and Mutual Release Agreement (the “Release”) with Regal, pursuant to which it agreed to settle and terminate the consulting agreement with Regal. Pursuant to the Release, the Company agreed to issue Regal 1,514 shares of the Company’s restricted common stock and to pay Regal $17,500 in consideration for agreeing to terminate the agreement. The Company and Regal also provided each other mutual releases in connection with the Release.

On February 13, 2019, the Company entered into a letter agreement with SylvaCap Media (“SylvaCap”), pursuant to which SylvaCap agreed to act as the Company’s non-exclusive digital marketing service provider in consideration for an aggregate of 480 shares of restricted common stock (the “SylvaCap Shares”), which are fully-earned upon their issuance, and $50,000 per month during the term of the agreement, which ends on November 12, 2019 (unless the Company completes an acquisition or combination prior to such date) or upon termination by either party for cause. The Company also agreed to provide SylvaCap piggy-back registration rights in connection with the SylvaCap Shares and to pay SylvaCap $6,250 every three months as an expense reimbursement. The total value of the restricted shares of common stock due of $261,540 was accrued in common stock payable as of March 31, 2019. The 480 SylvaCap shares were issued in May 2019 and there are no shares due as of December 31, 2019.

During the three and nine months ended December 31, 2019, Discover and Discover Growth Fund, which purchased shares of Series C Preferred Stock from us in December 2018 (“Discover Growth”, which subsequently transferred all of its shares of Series C Preferred Stock to Discover) converted 8 and 11 shares of the Series C Preferred Stock with a face value of $80,000 and $110,000, respectively, and a total of 3,604,160 shares and 4,608,610 shares of common stock were issued, respectively, which includes additional shares for conversion premiums and true ups in connection with those conversions through December 31, 2019.

As of December 31, 2019, a total of 777,489 shares were due to Discover in connection with the Series C Preferred Stock conversions discussed above, which shares were held in abeyance subject to Discover’s 9.99% ownership limitation, to be issued from time to time, at the request of such party, of which 290,833 shares were issued subsequent to December 31, 2019.

From April 1, 2019 to December 31, 2019, Discover was issued 29,073 shares of common stock as true-ups in connection with the October 31, 2018 conversion of the $495,000 remaining balance of principal owed under the terms of a convertible debenture.

Series A Convertible Preferred Stock

As of December 31, 2019 and March 31, 2019, the Company had no Series A Convertible Preferred Stock issued or outstanding.

Series B Redeemable Convertible Preferred Stock

As of December 31, 2019 and March 31, 2019, there were 0 and 44,000 shares of Series B Preferred Stock outstanding, respectively, which have the following features:

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

Series C Redeemable Convertible Preferred Stock

During the three and nine months ended December 31, 2018, the Company sold 632 and 1,577 shares of Series C Preferred Stock pursuant to the terms of an October 2017 Stock Purchase Agreement, October 2019 Stock Purchase Agreement and November 2018 Stock Purchase Agreement, for total consideration of $6 million and $15 million, respectively.  During the three and nine months ended December 31, 2019, the Company sold no shares of Series C Preferred Stock. As of December 31, 2019 and 2018, there were 2,294 and 2,305 shares of Series C Preferred Stock outstanding, respectively.

During the three and nine months ended December 31, 2018, Discover converted 10 and 404 shares of the Series C Preferred Stock with a face value of $0.1 million and $4.04 million, respectively, and a total of 2,234 shares and 4,403 shares of common stock were issued, respectively, which includes additional shares for conversion premiums and true ups in connection with those conversions through December 31, 2018.

During the three and nine months ended December 31, 2019, Discover and Discover Growth converted 8 and 11 shares of the Series C Preferred Stock with a face value of $80,000 and $110,000, respectively, and a total of 3,604,160 shares and 4,608,610 shares of common stock were issued, respectively, which includes additional shares for conversion premiums and true ups in connection with those conversions through December 31, 2019.

As of December 31, 2019 and March 31, 2019, the Company accrued common stock dividends on the Series C Preferred Stock based on the then 34.95% premium dividend rate. The Company recognized a total charge to additional paid-in capital and stock dividends distributable but not issued of $1,890,887 and $1,615,886 related to the stock dividend declared but not issued for the quarters ended December 31, 2019 and 2018, respectively. The Company recognized a total charge to additional paid-in capital and stock dividends distributable but not issued of $5,662,828 and $3,211,064 related to the stock dividends declared but not issued for the nine months ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, a total of 777,489 shares were due to Discover, which shares were held in abeyance subject to Discover’s 9.99% ownership limitation, to be issued from time to time, at the request of such party, of which 290,833 shares were issued subsequent to December 31, 2019.

Series E Redeemable Convertible Preferred Stock and Series F Convertible Preferred Stock

As described above in “NOTE 1 – General” and “NOTE 10 – Merger Agreement and Divestiture”, on the Closing Date, pursuant to the Lineal Plan of Merger, the Company acquired 100% of the ownership of Lineal from the Lineal Members in consideration for 1,000,000 of the newly issued shares of Series E Preferred Stock and 16,750 of the newly issued shares of Series F Preferred Stock and effective on December 31, 2019, the Company divested its ownership in Lineal and the Series E Preferred Stock and Series F Preferred Stock were returned to the Company and cancelled.

Warrants

The following is a summary of the Company’s outstanding warrants at December 31, 2019:

Warrants		Exercise	Expiration	Intrinsic Value at
Outstanding		Price ($)	Date	December 31, 2019
1	(1)	1,171,875.00	April 26, 2021	$—
3	(2)	195,412.50	September 12, 2022	—
32	(3)	12,187.50	May 24, 2023	—
36				$—

(1)	Warrants issued in connection with the sale of convertible notes. The warrants were exercisable on the grant date (April 26, 2016) and remain exercisable until April 26, 2021.
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

NOTE 13  – SHARE-BASED COMPENSATION

Camber measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Stock Options

As of December 31, 2019 and March 31, 2019, the Company had 2 stock options outstanding with a weighted average exercise price of $40,429,700.

Of the Company’s outstanding options, no options were exercised or forfeited during the nine months ended December 31, 2019. Additionally, no stock options were granted during the nine months ended December 31, 2019. Compensation expense related to stock options during the nine-month periods ended December 31, 2019 and 2018 was $0.

Options outstanding and exercisable at December 31, 2019 and March 31, 2019 had no intrinsic value, respectively. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options.

As of December 31, 2019 and March 31, 2019, there was no remaining unrecognized share-based compensation expense related to all non-vested stock options.

Options outstanding and exercisable as of December 31, 2019:

Exercise	Remaining	Options	Options
Price ($)	Life (Yrs.)	Outstanding	Exercisable
40,429,700	0.75	2	2
	Total	2	2

NOTE 14 – INCOME (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per share for the three and nine months ended December 31, 2019 and 2018 was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Numerator:
Income (loss) before discontinued operations	$(1,123,566)	$(1,586,084)	$(3,398,240)	$18,130,185
Discontinued operations	(710,112)	—	—	—
Net income (loss)	(1,833,678)	(1,586,084	(3,398,240)	18,130,185
Less preferred dividends	(1,890,887)	(1,615,886)	(5,662,828)	(3,211,064)
Net income (loss) attributable to common stockholders	$(3,724,565)	$(3,201,970)	$(9,061,068)	$14,919,121

Denominator
Weighted average share – basic	2,937,254	4,000	1,155,285	1,869

Dilutive effect of common stock equivalents
Options/warrants	—	—	—	494
Convertible debenture	—	—	—	—
Preferred C shares	—	—	—	25,827

Denominator
Total Weighted average shares – diluted	2,937,254	4,000	1,155,285	28,190
Income (loss) per share – basic
Continuing operations	$(1.03)	$(800.49)	$(7.84)	$7,982.41
Discontinued operations	(0.24)	—	—	—
Total	$(1.27)	$(800.49)	$(7.84)	$7,982.41
Income (loss) per share – diluted
Continuing Operations	$(1.03)	$(800.49)	$(7.84)	$529.23
Discontinued operations	(0.24)	—	—	—
Total	$(1.27)	$(800.49)	$(7.84)	$529.23

For the three and nine months ended December 31, 2019 and 2018, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Common Shares Issuable for:
Convertible Debt	276	—	276	—
Options and Warrants	38	1,071,7182	38	—
Series C Preferred Shares	1,123,372,859	32,284,833	1,123,372,859	—
Total	1,123,373,173	33,356,551	1,123,373,173	—

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the nine months ended December 31, 2019 and 2018:

	2019	2018
Interest	$14,771	$842,520
Income taxes	$—	$—

Non-cash investing and financing activities included the following:

	Nine Months Ended December 31,
	2019	2018
Change in Accounts Payable for Accrued Capital Expenditures	$—	$547,033
Settlement of Common Stock Payable	$331,030	$200,000
Change in Estimate for Asset Retirement Obligations	$25,425	$35,422
Stock Dividends Distributable but not Issued	$5,662,828	$3,211,064
Issuance of Stock Dividends	$3	$2,699
Conversion of Convertible Notes to Common Stock	$—	$917,104
Conversion of Preferred Stock to Common Stock	$4,653	$122,070
Common Stock Issued in Abeyance	$29	$308

NOTE 16 – FAIR VALUE MEASUREMENTS

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

When active market quotes are not available for financial assets and liabilities, the Company uses industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including credit risk, interest rate curves, foreign currency rates and forward and spot prices for currencies. In circumstances where market-based observable inputs are not available, management judgment is used to develop assumptions to estimate fair value. Generally, the fair value of our Level 3 instruments are estimated as the net present value of expected future cash flows based on internal and external inputs.

Fair Value Measurements

The liabilities and mezzanine equity carried at fair value as of December 31, 2019 and March 31, 2019 were as follows:

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$—	$—	$—	$—

Mezzanine Equity:
Series E Preferred Stock	14,666,000	—	—	14,666,000
Series F Preferred Stock	2,434,000	—	—	2,434,000
Total liabilities and mezzanine equity at fair value	$17,100,000	$—	$—	$17,100,000

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$5	$—	$—	$5
Total liabilities at fair value	$5	$—	$—	$5

There were no transfers in or out of Level 3 for the nine months ended December 31, 2019.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

In addition to the financial instruments that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a non-recurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges or as part of a business combination. As discussed in “NOTE 10 – Merger Agreement and Divestiture, during the nine months ended December 31, 2019, the Company recorded non-recurring fair value measurements related to the Lineal Plan of Merger. These fair value measurements were classified as Level 3 within the fair value hierarchy.

Additionally, the Series E Preferred Stock and Series F Preferred Stock were considered contingently redeemable preferred stock and were classified as mezzanine equity. The fair value of these instruments was estimated as part of the accounting for the Lineal Plan of Merger described in “NOTE 10 – Merger Agreement and Divestiture”. Effective December 31, 2019, the Series E and Series F Preferred Stock were returned to the Company and cancelled as part of the Lineal Divestiture. Immediately prior to the Merger, the estimated fair value of the Series E and Series F Preferred Stock was determined using an income valuation approach to estimate the future cash flows of the Lineal business as of December 31, 2019, including an analysis of the terms and rights of each class of equity and their current value based on the disposition of the Lineal business.

NOTE 17 – SUBSEQUENT EVENTS

2020 Stock Purchase Agreement

On February 3, 2020, the Company and Discover entered into a Stock Purchase Agreement (the “2020 Purchase Agreement”) pursuant to which Discover purchased 525 shares of Series C Preferred Stock for $5 million, at a 5% original issue discount to the $10,000 face value of such preferred stock (the “Face Value”).

The Company also agreed that if the Merger (described below) does not close by the required merger date, and if the amount of funds loaned by the Company to Viking in connection with the Secured Note, as discussed and defined below, plus any applicable interest is returned to the Company by Viking, the Company is required, at Discover’s option, to immediately repurchase from Discover all then outstanding Series C Preferred Stock shares acquired by Discover pursuant to the 2020 Purchase Agreement, by paying to Discover 110% of the aggregate Face Value of all such shares.

Waiver and Amendment Agreement

On February 3, 2020, the Company and Discover entered into a Waivers and Amendments to Stock Purchase Agreements, pursuant to which Discover (a) waived any and all Trigger Events (as defined in the certificate of designation of the Series C Preferred Stock (the “Designation”)) that had occurred prior to February 3, 2020, (b) agreed that all calculations provided for in the Designation would be made as if no such Trigger Event had occurred, (c) waived any right to receive any additional shares of common stock based upon any such Trigger Event, with respect to all shares of Series C Preferred Stock, other than any which have already been converted; (d)(i) waived any and all breaches and defaults that have occurred through February 3, 2020, and (ii) waived all rights and remedies with respect to such breaches and defaults; and (e) agreed that if the Company files a proxy statement to hold a stockholder meeting to approve an increase in the Company’s authorized common stock to 25 million shares, and in any event within 90 days of February 3, 2020, Discover agreed (a) to waive any and all Trigger Events, breaches and defaults related to reserving or issuing shares of common stock upon conversion of outstanding Series C Preferred Stock that may occur or continue during such time, (b) that all calculations provided for in the Designation shall be made as if no such Trigger Event had occurred, and (c) to waive any right to receive any additional shares of common stock based upon any such Trigger Event.

Viking Plan of Merger

On February 3, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Viking Energy Group, Inc. (“Viking”). The Merger Agreement provides that a newly-formed wholly-owned subsidiary of the Company (“Merger Sub”) will merge with and into Viking (the “Merger”), with Viking surviving the Merger as a wholly-owned subsidiary of the Company.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of Viking (the “Viking Common Stock”) issued and outstanding, other than certain shares owned by the Company, Viking and Merger Sub, will be converted into the right to receive the pro rata share of 80% of the Company’s post-closing capitalization, subject to certain adjustment mechanisms discussed in the Merger Agreement (including for shares due to the Company’s current Series C Preferred Stock holders – which holders will be required to agree to a fixed number of shares of Company common stock post-closing in order for the Merger to close). Holders of Viking Common Stock will have any fractional shares of Company common stock after the Merger rounded up to the nearest whole share. The completion of the Merger is subject to certain closing conditions.

The Merger Agreement can be terminated (i) at any time with the mutual consent of the parties; (ii) by either the Company or Viking if any governmental consent or approval required for closing is not obtained, or any governmental entity issues a final non-appealable order or similar decree preventing the Merger; (iii) by either Viking or the Company if the Merger shall not have been consummated on or before June 30, 2020, provided that the Company or Viking shall have the right to extend such date from time to time, until up to December 31, 2020, in the event that the Company has not fully resolved SEC comments on the Form S-4 or other SEC related to the Merger, and Camber is responding to such comments in a reasonable fashion, subject to certain exceptions; (iv) by the Company or Viking, upon the breach by the other of a term of the Merger, which is not cured within 30 days of the date of written notice thereof by the other; (v) by the Company if Viking is unable to obtain the affirmative vote of its stockholders for approval of the Merger; (vi) by Viking if the Company is unable to obtain the affirmative vote of its stockholders required pursuant to the terms of the Merger Agreement; and (vii) by Viking or the Company if the other party’s directors change their recommendation to their stockholders to approve the Merger, subject to certain exceptions set forth in the Merger Agreement, or if there is a willful breach of the Merger Agreement by the other party thereto.

A further requirement to the closing of the Merger is that the Company was required to have acquired 25% of Viking’s subsidiary Elysium Energy, LLC (“Elysium”) as part of a $5,000,000 investment in Viking’s Rule 506(c) offering, which transaction was completed on February 3, 2020, as discussed below under “Camber Viking Investment”.

The Merger Agreement can be terminated under certain circumstances and depending on the reason for the termination, the Company, upon such termination will retain a portion, all, or none of the 25% interest in Elysium acquired as discussed above.

The Merger Agreement provides that the Secured Note (defined below) will be forgiven in the event the Merger closes, and the Secured Note will be due 90 days after the date that the Merger Agreement is terminated by any party for any reason, at which time an additional payment shall also be due to the Company and payable by Viking in an amount equal to (i) the amount owed by the Company to its Series C Preferred Stock holder in connection with the redemption of 525 shares of the Company’s Series C Preferred Stock, minus (ii) the repayment amount due to the Company from Viking pursuant to the Secured Note (the “Additional Payment”).

Camber Viking Investment

A required condition to the entry into the Merger was that the Company loan Viking $5 million, pursuant to the terms of a Securities Purchase Agreement, which was entered into on February 3, 2020 (the “SPA”). Pursuant to the SPA, the Company made a $5 million loan to Viking, which was evidenced by a 10.5% Secured Promissory Note (the “Secured Note”). The Secured Note is secured by a security interest, para passu with the other investors in Viking’s Secured Note offering (subject to certain pre-requisites) in Viking’s 75% ownership of Elysium and 100% of Ichor Energy Holdings, LLC. Additionally, pursuant to a separate Security and Pledge Agreement entered into on February 3, 2020, Viking provided the Company a security interest in the membership, common stock and/or ownership interests of all of Viking’s existing and future, directly owned or majority owned subsidiaries, to secure the repayment of the Secured Note.

The Secured Note is convertible into common shares of Viking at a conversion price of $0.24 per share at any time beginning 30 days after the date of the Note (February 3, 2020), until the 15th day after Viking’s common stock has traded at an average daily price of at least $0.55 for 15 consecutive business days, provided that the Company is restricted from converting any portion of the Secured Note into Viking’s common stock if upon such conversion the Company would beneficially own more than 4.99% of Viking’s common stock (which percentage may be increased or decreased to up to 9.99%, with 61 days prior written notice to Viking).

As additional consideration for the Company making the loan to Viking, Viking assigned the Company 25% of Elysium pursuant to the terms of an Assignment of Membership Interests dated February 3, 2020.

Settlement Agreement with PetroGlobe

On January 31, 2020, the Company entered into a Compromise Settlement Agreement (with PetroGlobe, Signal, Petrolia, PGCO, and CRTC. See NOTE 8 – Commitments and Contingencies.

Issuance of Common Stock In Connection With Series C Preferred Stock Conversion

From January 1, 2020 through the date of this filing, a total of an aggregate of 290,833 shares of common stock were issued to Discover in connection with the December 12, 2019 conversion by Discover of one share of Series C Preferred Stock and represented shares held in abeyance in connection with such issuance.

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

These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others:

●	the availability of funding and the terms of such funding;

●	our ability to integrate and realize the benefits from future acquisitions that we may complete, including our pending Merger with Viking and the costs of such integrations;

●	our ability to close the announced Merger with Viking on the terms disclosed, if at all;

●	consideration we may be required to pay under certain circumstances upon termination of the Merger with Viking;

●	our ability to timely collect amounts owed to us under secured and unsecured notes payable;

●	costs associated with the Viking Merger;

●	significant dilution caused by the conversion of Series C Preferred Stock into common stock, as well as downward pressure on our stock price as a result of the sale of such shares;

●	our growth strategies;

●	anticipated trends in our business;

●	our ability to repay outstanding loans and satisfy our outstanding liabilities;

●	our liquidity and ability to finance our exploration, acquisition and development strategies;

●	market conditions in the oil and gas and pipeline services industries;

●	the timing, cost and procedure for future acquisitions;

●	the impact of government regulation;

●	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;

●	legal proceedings and/or the outcome of and/or negative perceptions associated therewith;

●	planned capital expenditures (including the amount and nature thereof);

●	increases in oil and gas production;

●	changes in the market price of oil and gas;

●	changes in the number of drilling rigs available;

●	the number of wells we anticipate drilling in the future;

●	estimates, plans and projections relating to acquired properties;

●	the number of potential drilling locations;

●	our ability to maintain our NYSE listing;

●	the voting and conversion rights of our preferred stock;

●	our pipeline service operations, risks associated therewith and liabilities which result therefrom; and

●	our financial position, business strategy and other plans and objectives for future operations.

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

●	the availability of funding and the terms of such funding;

●	our ability to integrate and realize the benefits from future acquisitions that we may complete, including the pending Merger with Viking;

●	our ability to timely close the Viking Merger on the terms disclosed and closing conditions associated therewith;

●	significant dilution caused by the conversion of Series C Preferred Stock into common stock, as well as downward pressure on our stock price as a result of the sale of such shares;

●	our growth strategies;

●	anticipated trends in our businesses;

●	our ability to repay outstanding loans and satisfy our outstanding liabilities;

●	our liquidity and ability to finance our acquisition and development strategies;

●	market conditions in the oil and gas and pipeline services industries;

●	the timing, cost and procedure for future acquisitions;

●	the impact of operational hazards;

●	the outcome of competitive bids;

●	customer defaults;

●	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;

●	legal proceedings and/or the outcome of and/or negative perceptions associated therewith;

●	planned capital expenditures (including the amount and nature thereof);

●	increases in oil and gas production;

●	changes in the market price of oil and gas;

●	changes in the number of drilling rigs available;

●	the number of wells we anticipate drilling in the future;

●	estimates, plans and projections relating to acquired properties, businesses and operations;

●	the number of potential drilling locations;

●	our ability to maintain our NYSE listing; and

●	our financial position, business strategy and other plans and objectives for future operations.

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

Overview

Corporate History and Operations

Camber Energy, Inc., a Nevada corporation, was incorporated in Nevada in December 2003 under the name Panorama Investments Corp. The Company changed its name to Lucas Energy, Inc. effective September 9, 2006 and effective January 4, 2017, the Company changed its name to Camber Energy, Inc. The Company is based in Houston, Texas.

The Company is an independent oil and natural gas company engaged in the acquisition, development and sale of crude oil, natural gas and natural gas liquids from various known productive geological formations, including the Cline shale and upper Wolfberry shale in Glasscock County, Texas, as well as in productive zones in the Panhandle in Hutchinson County, Texas. Additionally, from the July 8, 2019 acquisition of Lineal, until the divestiture of Lineal effective on December 31, 2019, each as discussed in further detail under “Part I. Financial Information” – “Item 1. Financial Statements” – “NOTE 10 – Merger Agreement and Divestiture”, the Company was involved in the oil and gas services industry.

On July 8, 2019, the Company acquired Lineal pursuant to the terms of the Lineal Plan of Merger, by and between Lineal, Camber, Merger Sub, and the Members of Lineal. Pursuant to the Plan of Merger, Camber acquired 100% of the ownership of Lineal from the Lineal Members in consideration for newly issued shares of Series E Preferred Stock and Series F Preferred Stock. See also “NOTE 10 – Merger Agreement and Divestiture”. Lineal is a specialty construction and oil and gas services enterprise providing services to the energy industry, and, as a result of the acquisition, during the period that the Company owned Lineal, the Company undertook oil and gas services. On October 8, 2019, Lineal acquired an 80% interest in Evercon Energy LLC (“Evercon”). The acquisition required Lineal to assume certain liabilities and provide working capital for a period of six months in an amount of $50,000 per month to Evercon. As part of the Lineal Divestiture, Evercon was divested effective December 31, 2019.

On December 31, 2019, the Company entered into, and closed the transactions contemplated by, a Preferred Stock Redemption Agreement, by and between the Company, Lineal and the holders of the Company’s Series E Preferred Stock and Series F Preferred Stock. Pursuant to the Redemption Agreement, effective as of December 31, 2019, each holder of Series E Preferred Stock transferred such Series E Preferred Stock to Camber in consideration for their pro rata share (except as discussed below in connection with the Series F Preferred Stock holder, who was also a holder of Series E Preferred Stock) of 100% of the Common Shares of Lineal and the holder of the Series F Preferred Stock transferred such Series F Preferred Stock (and such Series E Preferred Stock shares held by such holder) to Camber in consideration for 100% of the Preferred Shares of Lineal and as a result, ownership of 100% of Lineal was transferred back to the Preferred Holders, the original owners of Lineal prior to the Lineal Merger. Additionally, all of the Series E Preferred Stock and Series F Preferred Stock of the Company were automatically cancelled and deemed redeemed by the Company and the Series F Holder waived and forgave any and all accrued dividends on the Series F Preferred Stock See also “Part I. Financial Information” – “Item 1. Financial Statements” – “NOTE 10 – Merger Agreement and Divestiture”.

Prior to the acquisition of Lineal, the Company sold a significant portion of its oil and gas production assets in Oklahoma to N&B Energy effective August 1, 2018 (see further discussion in “Part I. Financial Information” – “Item 1. Financial Statements” – “NOTE 2 – Liquidation and Going Concern Considerations”), Camber retained its assets in Glasscock County and operations in Hutchinson County, Texas. Additionally, as part of the sale of its assets to N & B Energy, the Company also retained a 12.5% production payment (effective until a total of $2.5 million has been received); a 3% overriding royalty interest in its existing Okfuskee County, Oklahoma asset; and an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignments of Overriding Royalty Interests. No payments were received in regard to any of the retained items noted above through December 31, 2019 and the filing date of this Quarterly Report.

Recent Events

2020 Stock Purchase Agreement

On and effective February 3, 2020, the Company and Discover entered into a Stock Purchase Agreement pursuant to which Discover purchased 525 shares of Series C Preferred Stock, for $5 million, at a 5% original issue discount to the $10,000 face value of such preferred stock.

The Company has the option, subject to certain conditions, to repurchase from Discover all, but not less than all, of the then outstanding shares of Series C Preferred Stock sold pursuant to the agreement by paying to Discover 110% of the aggregate face value of all such shares.

The Company agreed to provide Discover certain rights of first refusal and agreed to various restrictions and covenants in exchange for the investment including agreeing to file a proxy statement and hold a stockholder meeting to approve the 2020 Purchase Agreement, the issuance of the shares of common stock issuable upon conversion of the Series C Preferred Stock sold pursuant to the 2020 Purchase Agreement and an increase in our authorized but unissued shares of common stock to at least 25 million shares, as soon as possible, and no later than 90 days after the effective date of the 2020 Purchase Agreement.

The Company also agreed pursuant to the 2020 Purchase Agreement that if the Merger (described below) does not close by the required date approved by the parties thereto (as such may be extended from time to time), and if the amount of funds loaned by the Company to Viking in connection with the Secured Note, as discussed and defined below, plus any applicable interest is returned to the Company by Viking, we are required, at Discover’s option in its sole and absolute discretion, to immediately repurchase from Discover all then outstanding Series C Preferred Stock shares acquired by Discover pursuant to the 2020 Purchase Agreement, by paying to Discover 110% of the aggregate Face Value of all such shares.

Viking Plan of Merger

On February 3, 2020, the Company entered into an Agreement and Plan of Merger with Viking. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, a newly-formed wholly-owned subsidiary of the Company will merge with and into Viking, with Viking surviving the Merger as a wholly-owned subsidiary of the Company.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of Viking (the “Viking Common Stock”) issued and outstanding immediately prior to the Effective Time, other than certain shares owned by the Company, Viking and Merger Sub, will be converted into the right to receive the pro rata share of 80% of the Company’s post-Effective Time capitalization (the Company’s 20% share being defined herein as the “Camber Percentage”), taking into account the number of shares of common stock of Camber outstanding on a fully-diluted basis and without taking into account any shares of common stock which the holder of the Company’s Series C Preferred Stock can receive upon conversion of the Series C Preferred Stock, or a separate series of preferred stock issued in exchange for such Series C Preferred Stock, which has fixed conversion provisions. Holders of Viking Common Stock will have any fractional shares of Company common stock after the Merger rounded up to the nearest whole share.

The Merger Agreement provides that the Camber Percentage is to be adjusted as follows: (i) for each (A) additional $500,000 in Company unencumbered cash (without any associated debt) available for use by the combined company (the “Combined Company”) after the Effective Time (“Camber Unencumbered Cash”) in excess of $4,000,000 at closing of the Merger (the “Camber Surplus Cash”), or (B) $500,000 in other unencumbered assets acquired by the Company after the date of the Merger Agreement and prior to closing without increasing the Company’s liabilities (the “Other Camber Surplus Assets”), the Camber Percentage is to increase by an incremental 0.5%, or subject to the written agreement of both parties, such Camber Surplus Cash or Other Camber Surplus Assets, as applicable, shall be distributed to the Company’s common stock holders subject to applicable law; and (ii) for each additional $500,000 in Viking unencumbered cash (without any associated debt) outside of Viking’s Ichor division or Elysium division in excess of $500,000 at closing, the Camber Percentage will decrease by an incremental 0.5%.

At the Effective Time, each outstanding Viking equity award, will be converted into the right to receive the merger consideration in respect of each share of Viking Common Stock underlying such equity award and, in the case of Viking stock options, be converted into vested Company stock options based on the merger exchange ratio calculated as provided above (the “Exchange Ratio”).

The Merger Agreement also contemplates that the Company will submit a proposal to its stockholders to amend its Articles of Incorporation (the “Charter Amendment”) to increase the number of authorized shares of Camber Common Stock to a number of shares mutually agreed to by Camber and Viking to allow for the issuance of shares of Company common stock in connection with the closing of the Merger (the “Charter Amendment Vote”).

The Merger Agreement also provides that, during the period from the date of the Merger Agreement until the Effective Time, each of the Company and Viking will be subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and to engage in discussions with third parties regarding alternative acquisition proposals, subject to customary exceptions. Viking is required to hold a meeting of its stockholders to vote upon the adoption of the Merger Agreement and, subject to certain exceptions, to recommend that its stockholders vote to adopt the Merger Agreement. The Company is required to hold a meeting of its stockholders to approve the issuance of Viking Common Stock in connection with the Merger (the “Share Issuance”), to adopt the Charter Amendment and, subject to certain exceptions, to recommend that its stockholders approve the Merger and the Share Issuance and adopt the Charter Amendment.

The completion of the Merger is subject to customary conditions and additional closing conditions including (i) that in the event the NYSE American determines that the Merger constitutes, or will constitute, a “back-door listing”/”reverse merger”, the Company (and its common stock) is required to qualify for initial listing on the NYSE American, pursuant to the applicable guidance and requirements of the NYSE as of the Effective Time; (ii) Viking, Viking’s subsidiary Elysium Energy, LLC (“Elysium”), or one of Elysium’s other subsidiaries, must have completed the acquisition of oil and gas assets described in Viking’s Current Report on Form 8-K filed by Viking with the United States Securities and Exchange Commission (the “SEC”) on October 11, 2019 (the “Elysium Acquisition”); (iii) Viking shall have arranged to extend the maturity date to June 1, 2021, or later, of the promissory note executed and delivered by Viking in connection with Viking’s oil and gas acquisition closed on or about December 28, 2018, or any promissory note(s) issued in replacement thereof; (iv) the Company is required to obtain the consent of the Series C Preferred Stock holder for the Merger and not be in breach of any of its agreements with the Series C Preferred Stock holder; (v) Viking shall have received the consent for the Merger from ABC Funding, LLC; (vi) Viking shall have negotiated a new remuneration arrangement with Network 1 Financial Securities, Inc. with respect to such broker-dealer’s role in and compensation associated with the Merger, on terms and conditions satisfactory to Viking and Camber and Viking shall have negotiated a new remuneration arrangement with RHK Capital with respect to such broker-dealer’s role in and compensation associated with the Merger, on terms and conditions satisfactory to Viking and Camber; (vi) members of the existing management team of Camber shall have executed agreements as to their role with and compensation from the Company following the Merger; and (vii) on the Effective Time, the only loan obligations with a maturity date in 2020 that Viking shall have shall be the series of $13.5 million of convertible debt issued in connection with Viking’s offering completed in December of 2018.

A further requirement to the closing of the Merger is that the Company was required to have acquired 25% of Elysium as part of a $5,000,000 investment in Viking’s Rule 506(c) offering (the “Pre-Merger Acquisition”), which transaction was completed on February 3, 2020, as discussed below under “Camber Viking Investment”.

The Merger Agreement can be terminated (i) at any time with the mutual consent of the parties; (ii) by either the Company or Viking if any governmental consent or approval required for closing is not obtained, or any governmental entity issues a final non-appealable order or similar decree preventing the Merger; (iii) by either Viking or the Company if the Merger shall not have been consummated on or before June 30, 2020, provided that the Company or Viking shall have the right to extend such date from time to time, until up to December 31, 2020, in the event that the Company has not fully resolved SEC comments on the Form S-4 or other SEC related to the Merger, and Camber is responding to such comments in a reasonable fashion, subject to certain exceptions; (iv) by the Company or Viking, upon the breach by the other of a term of the Merger, which is not cured within 30 days of the date of written notice thereof by the other; (v) by the Company if Viking is unable to obtain the affirmative vote of its stockholders for approval of the Merger; (vi) by Viking if the Company is unable to obtain the affirmative vote of its stockholders required pursuant to the terms of the Merger Agreement; and (vii) by Viking or the Company if the other party’s directors change their recommendation to their stockholders to approve the Merger, subject to certain exceptions set forth in the Merger Agreement, or if there is a willful breach of the Merger Agreement by the other party thereto.

In the event of termination of the Merger Agreement by either party because there is a reasonable likelihood that the Combined Company will not meet the initial listing requirements of the NYSE American, required regulatory approvals will not be obtained, or the Form S-4 will not be declared effective, through no fault of Camber or Viking, Camber will retain a 15% interest in Elysium if the Secured Note (defined below) is repaid on or prior to the 90th day following the termination of the Merger Agreement (and the Additional Payment is made in connection therewith as described below)(the “Secured Note Payment Obligations”), and Camber will return a 10% interest in Elysium to Viking. In the event of termination of the Merger Agreement by either party, through no fault of the Company, the Company will retain a 20% interest in Elysium if the Secured Note Payment Obligations are met and it will return a 5% interest in Elysium to Viking; and in the event of termination of the Merger Agreement due to a material breach of the Merger Agreement by the Company or its disclosure schedules, and if the Secured Notice Payment Obligations are met, Camber will return the entire 25% interest in Elysium to Viking. If the Secured Note Payment Obligations are not met, the Company will retain the entire 25% interest in Elysium following any termination of the Merger Agreement for any reason.

The Merger Agreement provides that the Secured Note (defined below) will be forgiven in the event the Merger closes, and the Secured Note will be due 90 days after the date that the Merger Agreement is terminated by any party for any reason, at which time an additional payment shall also be due to the Company and payable by Viking in an amount equal to (i) the amount owed by the Company to its Series C Preferred Stock holder in connection with the redemption of 525 shares of the Company’s Series C Preferred Stock, minus (ii) the repayment amount due to the Company from Viking pursuant to the Secured Note (the “Additional Payment”).

The Merger Agreement contains customary indemnification obligations of the parties and representations and warranties.

Camber Viking Investment

A required condition to the entry into the Merger was that the Company loan Viking $5 million, pursuant to the terms of a Securities Purchase Agreement, which was entered into on February 3, 2020 (the “SPA”). Pursuant to the SPA, the Company made a $5 million loan to Viking, which was evidenced by a 10.5% Secured Promissory Note (the “Secured Note”), the repayment of which was secured by the terms of a Security and Pledge Agreement (the “Pledge”).

The Secured Note, accrues interest at the rate of 10.5% per annum, payable quarterly and is due and payable on February 3, 2022. The note includes standard events of default, including certain defaults relating to the trading status of Viking’s common stock and change of control transactions involving Viking. The Secured Note can be prepaid at any time with prior notice as provided therein, and together with a pre-payment penalty equal to 10.5% of the original amount of the Secured Note.

The Secured Note is convertible into common shares of Viking at a conversion price of $0.24 per share at any time beginning 30 days after the date of the Note (February 3, 2020), until the 15th day after Viking’s common stock has traded at an average daily price of at least $0.55 for 15 consecutive business days, provided that we are restricted from converting any portion of the Secured Note into Viking’s common stock if upon such conversion we would beneficially own more than 4.99% of Viking’s common stock (which percentage may be increased or decreased to up to 9.99%, with 61 days prior written notice to Viking).

In addition to our other conversion rights under the Secured Note we also have the right to convert the Secured Note (principal and interest) into the securities offered by Viking in connection with Viking’s first public offering following the date of the Secured Note, at a conversion price equal to eighty-five percent (85%) of the offering price of the applicable security (representing a fifteen percent (15%) discount) in such public offering.

The Pledge provides the Company, para passu with the other investors in Viking’s Secured Note offering, a security interest (subject to certain pre-requisites) in Viking’s 75% ownership of Elysium and 100% of Ichor Energy Holdings, LLC. Additionally, pursuant to a separate Security and Pledge Agreement entered into on February 3, 2020, Viking provided the Company a security interest in the membership, common stock and/or ownership interests of all of Viking’s existing and future, directly owned or majority owned subsidiaries, to secure the repayment of the Secured Note.

As additional consideration for the Company making the loan to Viking, Viking assigned the Company 25% of Elysium (the “Assigned Elysium Interests”) pursuant to the terms of an Assignment of Membership Interests dated February 3, 2020 (the “Assignment”). As described under the heading “Viking Plan of Merger” above, all or a portion of the Assigned Elysium Interests will be retained by Camber and/or returned to Viking under different circumstances relating to the termination of the Merger Agreement and repayment obligations associated with the Secured Note.

Corporate Information and Summary of Current Operations

Our website address is http://www.camber.energy. Our fiscal year ends on the last day of March of each year. The information on, or that may be accessed through, our website is not incorporated by reference into this report and should not be considered a part of this report. We refer to the twelve-month periods ended March 31, 2020 and March 31, 2019 as our 2020 Fiscal Year and 2019 Fiscal Year, respectively.

As of December 31, 2019 and March 31, 2019, the Company had leasehold interests (working interests) covering approximately 221 / 3,500 (net / gross) acres, producing from the Cline and Wolfberry formations. The remaining Texas acreage consists of leasehold covering approximately 555 / 638 (net / gross) acres and wellbores located in the Panhandle in Hutchinson County, Texas, which was acquired by the Company in March 2018. On May 30, 2019, the Company received a Severance Order from the Texas Railroad Commission (the “TRC”) for noncompliance with TRC rules, suspending the Company's ability to produce or sell oil and gas from its Panhandle leases in Hutchinson County, Texas, until certain well performance criteria are met. Since that time, the Company has been following TRC procedures in order to regain TRC compliance for the Panhandle wells. Additionally, as a result of a notice from its working interest partner, PetroGlobe Energy, and related litigation, all prior production on the Panhandle wells is held in suspense. The Company is working to cure the issues raised by the TRC. Additionally, the Company’s oil purchaser is holding hydrocarbons in suspense pursuant to the terms of the PetroGlobe lawsuit discussed above under “Part I. Financial Information” – “Item 1. Financial Statements” – “NOTE 8 – Commitments and Contingencies” – “Legal Proceedings”; however that as described above, the parties have recently entered into a settlement agreement which provides for among other things, the Company to cure the issues with the TRC and to transfer its ownership of its Hutchinson County, Texas properties and wells to PetroGlobe, which transaction and transfer has not closed to date.

As of December 31, 2019, Camber was producing an average of approximately 36.5 net barrels of oil equivalent per day (“Boepd”) from 25 active well bores. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. Our production sales totaled 3,161 and 10,035 Boe, net to our interest, for the three and nine months ended December 31, 2019, respectively. At December 31, 2019, Camber’s total estimated proved producing reserves were 155,376 Boe, of which 120,590 Bbls were crude oil and NGL reserves, and 208,710 Mcf were natural gas reserves and of which 18,200 Bbls of crude oil relates to the Company’s Panhandle properties. There are no natural gas reserves related to the Panhandle properties.

The Hutchinson County, Texas, acquisition in March 2018 included interests in 48 gross non-producing well bores, 5 saltwater disposal wells, and the required infrastructure and equipment necessary to support future hydrocarbon production as well as approximately 555 net leasehold acres in Hutchinson County, Texas. Camber holds an interest in 25 producing wells in Glascock County and the Company previously restored 11 wells in Hutchinson County to production, which are not currently producing and which are planned to be plugged.

As of December 31, 2019 and through the date of this filing and, Camber has curtailed production from its wells in Hutchinson County, Texas, because of the Severance Order issued by the TRC on May 30, 2019. The Company is actively working to resolve the issues raised by the TRC. Additionally, the Company’s oil purchaser is holding hydrocarbons in suspense pursuant to the terms of the PetroGlobe lawsuit discussed above under “Part I. Financial Information” – “Item 1. Financial Statements” – “NOTE 8 – Commitments and Contingencies” – “Legal Proceedings”; however that as described above, the parties have recently entered into a settlement agreement which provides for among other things, the Company to cure the issues with the TRC and to transfer its ownership of its Hutchinson County, Texas properties and wells to PetroGlobe, which transaction and transfer has not closed to date.

As of December 31, 2019, Camber had no employees and also, utilized independent contractors on an as-needed basis.

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

Notwithstanding the sale of the Assets, the Company retained its assets in Glasscock County and Hutchinson County, Texas, and also retained a 12.5% production payment (effective until a total of $2.5 million has been received); a 3% overriding royalty interest in its existing Okfuskee County, Oklahoma asset; and an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignments of Overriding Royalty Interests. No payments were received in regard to any of the retained items noted through December 31, 2019 or through the date of this filing.

Moving forward, the Company plans to complete the Merger with Viking and then focus on growing through the development of Viking’s properties while also seeking new acquisitions to grow its oil and gas production and revenues through the combined entity. The Company anticipates raising additional financing to complete acquisitions following the closing of the Merger, which may be accomplished through the sale of debt or equity. As described above, the Merger is subject to various closing conditions which may not be met pursuant to the contemplated timeline, if at all.

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

Industry Segments

Our operations during the three and nine months ended December 31, 2018 were all crude oil and natural gas exploration and production related. For the three and nine months ended December 31, 2019, our operations were all crude oil and natural gas exploration and production related, except that from July 8, 2019 to December 31, 2019, we also owned and operated Lineal, which operated as an oil and gas service company and generated oil and gas service revenues. As described above under “Part I. Financial Information” – “Item 1. Financial Statements” – “NOTE 10 – Merger Agreement and Divestiture”, on December 31, 2019, we divested our entire interest in Lineal. In conjunction with the Lineal Divestiture, all contract revenue (oil and gas service revenue) has been included in “Loss from Discontinued Operations” for the three and nine months ended December 31, 2019, on the statement of operations.

Operations

Oil and Gas Properties

We operate and invest in areas that are known to be productive, with a reasonably established production history, in order to decrease geological and exploratory risk. The Company has certain interests in wells producing from the Wolfberry and Cline formations in Glasscock County and Hutchinson County, Texas.

Additionally, in March 2018, we completed the acquisition of working interests in certain leases, wells and equipment located in the Texas panhandle and a 37.5% interest in one partnership that owned certain leases, wells and equipment in the same fields, for a total purchase price of $250,000, payable in three tranches, from an entity which is controlled by Ian Acrey, who served as the operating manager of our operations through a different entity. The acquisition included 49 non-producing well bores, 5 saltwater disposal wells and the required infrastructure and equipment necessary to support future hydrocarbon production as well as approximately 555 net leasehold acres in Hutchinson County, Texas. As a result of the May 30, 2019 Severance Order from the TRC discussed above, the Company is effectively blocked from selling oil and gas from its 11 Panhandle wells located in Hutchinson County, Texas, and as a result of the PetroGlobe lawsuit (discussed above), a total of approximately 1,000 barrels of oil are held in suspension pending the outcome of the lawsuit. As described in greater detail above under “Part I. Financial Information” – “Item 1. Financial Statements” –– “NOTE 8 – Commitments and Contingencies” – “Legal Proceedings”, on January 27, 2020, the Company entered into a Compromise Settlement Agreement (the “Settlement Agreement”) with PetroGlobe, Signal, Petrolia, PGCO, and CRTC. Pursuant to the Settlement Agreement, the Company agreed to pay PetroGlobe $250,000, of which $100,000 was due upon execution of the Settlement Agreement, which payment has been made, and $150,000 was paid to an escrow account, which payment has been made, which release is subject to approval by the Company upon the successful transfer of all wells and partnership interests of the Company’s current wholly-owned subsidiary CE to PetroGlobe. The intention of such transfer of wells and partnership interests of CE is that (a) the Company shall be completely removed from liabilities resulting from future acts or omissions of CE occurring after such transfer date, (b) CE is effectively transferred and all steps have been approved by the Railroad Commission of Texas, including approval of new directors, officers, and owners of greater than a 25% interest in CE, and (c) that liability for the wells and partnership interests of the Company in CE, and the current officers and directors of CE, will be transferred after approval by the Railroad Commission along with all oil in storage tanks and the bond currently in place. CE operates all of our producing wells and leases located in Hutchinson County, Texas.

Financing

A summary of our financing transactions, funding agreements and other material funding and loan transactions can be found under “Part I. Financial Information” – “Item 1. Financial Statements” – “NOTE 2 – Liquidity and Going Concern Considerations”, “NOTE 6 – Note Payables and Debenture”, “NOTE 10 – Merger Agreement and Divestiture”, “NOTE 12 – Stockholders’ Equity (Deficit)” and “NOTE 17– Subsequent Events”, above.

The Company believes it will have sufficient liquidity to operate as a going concern for the next twelve months with cash on hand and revenues generated from the sale of oil and gas. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three and nine-month periods ended December 31, 2019 and 2018 should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q under “Part I. Financial Information” – “Item 1. Financial Statements”. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended December 31, 2019 vs. Three Months Ended December 31, 2018

We reported a net loss for the three months ended December 31, 2019 of $1.8 million, or $1.27 per share of common stock. We reported a net loss for the three months ended December 31, 2018 of $1.6 million, or $800.49 per share of common stock. As discussed in more detail below, our net loss increased by $0.2 million, primarily due to the loss from the discontinued operations related to the Lineal Divestiture, see also “NOTE 10 – Merger Agreement and Divestiture”.

Oil and Gas Exploration and Production Segment Information

The following table sets forth the operating results and production data for our oil and gas exploration and production segment, for the periods indicated:

	Three Months Ended December 31,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	1,234	1,398	(164)	(12)%
Natural Gas (Mcf)	4,570	5,271	(701)	(13)%
NGL (Gallons)	48,919	57,408	(8,489)	(15)%
Total (Boe)(1)	3,161	3,643	(482)	(13)%

Crude Oil (Bbls per day)	13	15	(2)	(13)%
Natural Gas (Mcf per day)	50	57	(7)	(12)%
NGL (Gallons per day)	532	624	(92)	(15)%
Total (Boe per day)(1)	34	40	(6)	(15)%

Average Sale Price:
Crude Oil ($/Bbl)	$55.97	$52.43	$3,54	7%
Natural Gas ($/Mcf)	$2.16	$2.49	$(0.33)	(13)%
NGL ($/Bbl)	$0.31	$0.72	$(0.41)	(57)%

Net Operating Revenues:
Crude Oil	$69,092	$73,301	$(4,209)	(6)%
Natural Gas	9,871	13,114	(3,243)	(25)%
NGL	15,152	41,522	(26,370)	(64)%
Total Oil and Gas Revenues	$94,115	$127,937	$(33,822)	(26)%

(1) Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended December 31,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Direct lease operating expense	$57,328	$361,910	$(304,582)	(84)%
Workovers expense	—	51,151	(51,151)	(100)%
Other	15,627	28,251	(12,624)	(45)%
Lease Operating Expenses	$72,955	$441,312	$(368,357)	(83)%

Severance and Property Taxes	$4,081	$5,937	$(1,856)	(31)%
Depreciation, Depletion, Amortization and Accretion	7,382	1,026	6,356	619%
Impairment of Oil and Gas Properties	—	548,819	(548,819)	(100)%
General and Administrative (“G&A”)	1,146,374	677,566	468,808	69%

Interest Expense	$9,750	$202,669	$(192,919)	(95)%
Other Expense (Income), Net	$(22,861)	$(163,308)	$(140,447)	(86)%
Loss from Discontinued Operations	$(710,112)	$—	$(710,112)	100%

Lease Operating Expenses

There was a decrease in lease operating expense of approximately $0.4 million when comparing the current quarter to the prior year quarter. The decrease is primarily due to the decline in costs expended in the Panhandle wells.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A increased for the current quarter as compared to the prior year’s quarter by approximately $6,000.

Impairment of Oil and Gas Properties

There was no impairment expense for the three months ended December 31, 2019, compared to impairment expense of $0.5 million for the three months ended December 31, 2018. The decrease was due to the expiration of all remaining leases not held by production during the year ended March 31, 2019.

General and Administrative (G&A) Expenses

G&A expenses increased by approximately $0.5 million for the three months ended December 31, 2019, compared to the prior year’s period. The increase was due primarily to consulting, legal and other costs incurred related to the Lineal Merger and Lineal Divestiture.

Interest Expense

Interest expense for the three months ended December 31, 2019 decreased by approximately $0.2 million when compared to the three-month period ended December 31, 2018, due to the disposition of all significant interest-bearing obligations.

Other Expense (Income), Net

Other expense (income), net, for the three months ended December 31, 2019 decreased by approximately $0.1 million, compared to the same period ended December 31, 2018, due, in part, to a decline in interest earned on excess operating funds during the quarter ended December 31, 2019 due to declines in cash.

Loss from Discontinued Operations

We had a loss from discontinued operations of $0.7 million relating to Lineal for the three months ended December 31, 2019, compared to no loss from discontinued operations for the three months ended December 31, 2018.

Nine Months Ended December 31, 2019 vs. Nine Months Ended December 31, 2018

We reported a net loss for the nine months ended December 31, 2019 of $3.4 million, or $7.84 per share of common stock. We reported net income for the nine months ended December 31, 2018 of $18.1 million, or $529.23 per share of common stock. As discussed in more detail below, our net income decreased by $21.5 million, primarily due to the N&B Energy Sale Agreement and related transactions which closed in September 2018, as described in greater detail above under “Part I – Financial Information” – “Item 1. Financial Statements” – “NOTE 2 – Liquidity and Going Concern Considerations” – “N&B Energy Asset Disposition Agreement” (the “September 2018 N&B Disposition”).

Oil and Gas Exploration and Production Segment Information

The following table sets forth the operating results and production data for our oil and gas exploration and production segment, for the periods indicated:

	Nine Months Ended December 31,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	4,083	7,257	(3,174)	(44)%
Natural Gas (Mcf)	14,748	316,249	(301,501)	(95)%
NGL (Gallons)	146,747	2,098,435	(1,951,688)	(93)%
Total (Boe)(1)	10,035	109,928	(99,893)	(91)%

Crude Oil (Bbls per day)	15	27	(12)	(44)%
Natural Gas (Mcf per day)	54	1,150	(1,096)	(95)%
NGL (Gallons per day)	534	7,631	(7,097)	(93)%
Total (Boe per day)(1)	36	400	(364)	(91)%

Average Sale Price:
Crude Oil ($/Bbl)	$56.23	$62.74	$(6.51)	(10)%
Natural Gas ($/Mcf)	$1.99	$2.38	$(0.39)	(16)%
NGL ($/Bbl)	$0.34	$0.68	$(0.34)	(50)%

Net Operating Revenues:
Crude Oil	$229,577	$455,322	$(225,745)	(50)%
Natural Gas	29,418	753,057	(723,639)	(96)%
NGL	49,224	1,423,720	(1,374,496)	(97)%
Total Oil and Gas Revenues	$308,219	$2,632,099	$(2,323,880)	(88)%

(1) Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Nine Months Ended December 31,		Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Direct lease operating expense	$336,758	$1,807,756	$(1,470,998)	(81)%
Workovers expense	—	109,996	(109,996)	(100)%
Other	48,237	682,601	(634,364)	(93)%
Lease Operating Expenses	$384,995	$2,600,353	$(2,215,358)	(85)%

Severance and Property Taxes	$10,686	$133,192	$(122,506)	(92)%
Depreciation, Depletion, Amortization and Accretion	15,215	464,952	(449,737)	(97)%
Impairment of Oil and Gas Properties	—	1,304,785	(1,304,785)	(100)%
Gain on Sale of Properties	—	25,808,246	(25,808,246)	(100)%
General and Administrative (“G&A”)	3,381,159	3,169,186	211,973	7%
Share-Based Compensation	37,690	343,629	(305,939)	(89)%
Total G&A Expense	$3,418,849	$3,512,816	$(93,967)	(3)%

Interest Expense	$14,771	$2,436,776	$(2,422,005)	(99)%
Other Expense (Income), Net	$(138,057)	(142,714)	$(4,657)	(3)%

Lease Operating Expenses

There was a decrease in lease operating expense of approximately $2.2 million when comparing the current nine months ended December 31, 2019 to the prior year’s period. The decrease is primarily due to the September 2018 N&B Disposition.

Depreciation, Depletion, Amortization and Accretion

DD&A decreased for the nine months ended December 31, 2019 to the prior year’s period by approximately $0.4 million, primarily related to the decrease in total depreciable assets caused by the September 2018 N&B Disposition.

Impairment of Oil and Gas Properties

There was no impairment expense for the nine months ended December 31, 2019, compared to impairment expense of $1.3 million for the nine months ended December 31, 2018. The decrease was due to the expiration of all remaining leases not held by production during the year ended March 31, 2019.

Gain on Sale of Assets

Gain on sale of oil and gas properties was $25.8 million for the nine months ended December 31, 2018, compared to $0 for the same nine-month period ended December 31, 2019 due to the September 2018 N&B Disposition.

General and Administrative (G&A) Expenses and Share-Based Compensation

G&A expenses decreased by approximately $0.1 million for the nine months ended December 31, 2019, compared to the prior year’s period. The decrease was primarily due to the reduction in share-based payments due to the expiration of commitments in the prior year.

Interest Expense

Interest expense for the nine months ended December 31, 2019 decreased by approximately $2.4 million when compared to the nine-month period ended December 31, 2018, due to the assignment of the IBC Bank debt in connection with the September 2018 N&B Disposition.

Other Expense (Income), Net

Other expense (income), net, for the nine months ended December 31, 2019 decreased by approximately $5,000, compared to the same period ended December 31, 2018, due, in part, to a decrease in interest earned on excess operating funds during the nine months ended December 31, 2019.

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

Our primary sources of cash for the nine months ended December 31, 2019 were from funds generated from the sale of preferred stock during fiscal 2019, the sale of natural gas and crude oil production and revenue generated from Lineal which is now divested. The primary uses of cash were funds used in operations. As of December 31, 2019, the Company had net working capital of approximately $0.4 million. The Company believes that it will not have sufficient liquidity to operate as a going concern for the next twelve months following the issuance of the financial statements included herein unless it can raise new funding, which may be through the sale of debt or equity or unless it closes the Viking Merger, which is scheduled to be closed by June 30, 2020, extendable to up to December 31, 2020 under certain circumstances, the completion of which is the Company’s current plan.

Pursuant to the December 31, 2019 Redemption Agreement, we entered into a new unsecured promissory note in the amount of $1,539,719 with Lineal, evidencing the repayment of the prior July 2019 Lineal Note, together with additional amounts loaned by Camber to Lineal through December 31, 2019; and loaned Lineal an additional $800,000, which was evidenced by an unsecured promissory note in the amount of $800,000, entered into by Lineal in favor of the Company on December 31, 2019. The December 2019 Lineal Note and Lineal Note No. 2, accrue interest, payable quarterly in arrears, beginning on March 31, 2020 and continuing until December 31, 2021, when all interest and principal is due, at 8% and 10% per annum (18% upon the occurrence of an event of default), respectively. The December 2019 Lineal Note and Lineal Note No. 2 are unsecured.

On February 3, 2020, the Company and Discover entered into a Stock Purchase Agreement pursuant to which Discover purchased 525 shares of Series C Preferred Stock for $5 million, at a 5% original issue discount to the $10,000 face value of such preferred stock.

On February 3, 2020, we advanced the $5.0 million raised from the sale of Series C Preferred Stock to Discover to Viking and Viking provided us, among other things, the Secured Note. The Secured Note accrues interest at the rate of 10.5% per annum, payable quarterly and is due and payable on February 3, 2022. The note includes standard events of default, including certain defaults relating to the trading status of Viking’s common stock and change of control transactions involving Viking. The Secured Note can be prepaid at any time with prior notice as provided therein, and together with a pre-payment penalty equal to 10.5% of the original amount of the Secured Note. The Secured Note is secured by a security interest, para passu with the other investors in Viking’s Secured Note offering (subject to certain pre-requisites) in Viking’s 75% ownership of Elysium and 100% of Ichor Energy Holdings, LLC. Additionally, pursuant to a separate Security and Pledge Agreement entered into on February 3, 2020, Viking provided the Company a security interest in the membership, common stock and/or ownership interests of all of Viking’s existing and future, directly owned or majority owned subsidiaries, to secure the repayment of the Secured Note. As additional consideration for providing the Secured Note, Viking assigned us 25% of Elysium, which is fully or partially assignable back to Viking upon termination of the Merger, under certain circumstances.

Plan of Operations

As described in greater detail above under “Viking Plan of Merger”, above, on February 3, 2020, the Company entered into a Merger Agreement with Viking, which contemplates Viking merging with and into a newly-formed wholly-owned subsidiary of the Company, with Viking surviving the Merger as a wholly-owned subsidiary of the Company. The Plan of Merger also contemplates that, upon the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time of the Merger, each share of common stock, of Viking issued and outstanding immediately prior to the Effective Time, other than certain shares owned by the Company, Viking and Merger Sub, will be converted into the right to receive the pro rata share of 80% of the Company’s post-Effective Time capitalization, taking into account the number of shares of common stock of Camber outstanding on a fully-diluted basis and without taking into account any shares of common stock which the holder of the Company’s Series C Preferred Stock can receive upon conversion of the Series C Preferred Stock, or a separate series of preferred stock issued in exchange for such Series C Preferred Stock, which has fixed conversion provisions, subject to certain adjustments described in the Plan of Merger. Holders of Viking Common Stock will have any fractional shares of Company common stock after the Merger rounded up to the nearest whole share.

Moving forward, the Company plans to complete the Merger with Viking and then focus on growing through the development of Viking’s properties while also seeking new acquisitions to grow its oil and gas production and revenues through the combined entity. The Company anticipates raising additional financing to complete acquisitions following the closing of the Merger, which may through the sale of debt or equity. As described above, the Merger is subject to various closing conditions which may not be met pursuant to the contemplated timeline, if at all.

Working Capital

At December 31, 2019, the Company’s total current assets of $2.4 million exceeded its total current liabilities of approximately $2.0 million, resulting in working capital of $0.4 million, while at March 31, 2019, the Company’s total current assets of $8.2 million exceeded its total current liabilities of approximately $2.1 million, resulting in working capital of $6.1 million. The reduction from $6.1 million to $0.4 million is due to losses from continuing operations and costs incurred with the Lineal Merger and ultimate divestiture with Lineal as discussed above under “Part I. Financial Information” – “Item 1. Financial Statements” – “NOTE 10 – Merger Agreement and Divestiture”.

Cash Flows

	Nine Months Ended December 31,
	2019	2018
Cash flows used in operating activities	$(1,991,340)	$(4,188,452)
Cash flows used in investing activities	(4,641,019)	(2,328,311)
Cash flows provided by financing activities	1,107,375	15,000,000
Net (decrease) increase in cash and restricted cash	$(5,524,984)	$8,438,237

Net cash used in operating activities was $2.0 million for the nine months ended December 31, 2019, compared to $4.2 million for the same period a year ago. For the nine-month period ended December 31, 2019, net cash used in operating activities decreased due to payments of accounts payable offset by a reduction in gain on sale of oil and gas properties in the prior period.

Net cash used in investing activities was $4.6 million for the nine months ended December 31, 2019, compared to net cash used in investing activities of $2.3 million for the same period a year ago. The increase in net cash used in investing activities was primarily due to cash used by Lineal.

Net cash provided by financing activities was $1.1 million for the nine-month period ended December 31, 2019, and cash provided by financing activities was $15.0 million for the nine months ended December 31, 2018. The decrease in net cash provided by financing activities was due to no sales of Series C Preferred Stock shares in the current period, compared to $15 million in such sales during the prior period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We currently do not engage in commodity price hedging activities.

Commodity Price Risk

Some of our revenues during the nine months ended December 31, 2019 and all of our revenues for the nine months ended December 31, 2018 were derived from the sale of our crude oil, natural gas and natural gas liquids production. Based on projected sales volumes for the remainder of our fiscal year, changes in the prices we receive for our crude oil, natural gas and natural gas liquids production could have a significant impact on our revenues.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures. The Company’s management, including the interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019, due to a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019, filed with the Commission on July 1, 2019 (the “Form 10-K”) under the heading “Item 1A. Risk Factors”, except as provided and discussed below, and investors should review the risks provided below and in the Form 10-K prior to making an investment in the Company. The Risk Factors discussed below replace and supersede the Risk Factors set forth in the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2019 and September 30, 2019, and where a Risk Factor below updates any Risk Factor in the Form 10-K, updates such Risk Factor as disclosed in the Form 10-K.

General Business and Other Risks

We currently have only limited oil and gas operations.

Our Hutchinson County, Texas leases make up approximately 30% of our historical total producing properties. We have been notified by the Texas Railroad Commission that our P 4 Certificate of Compliance has been cancelled because our Hutchinson County, Texas wells have been inactive for more than one year and have not yet been granted a plugging extension. As part of the settlement agreement entered into with PetroGlobe, as discussed above under “Part I. Financial Information” – “Item 1. Financial Statements” – “NOTE 8 – Commitments and Contingencies”, above, we have agreed to remedy the issues with the Texas Rail Road Commission and transfer ownership of our Hutchinson County, Texas properties to PetroGlobe or its designees. As such, assuming transfer occurs, we will no longer have ownership of, or generate any revenues from, such Hutchinson County, Texas leases. Additionally, notwithstanding the above, until such time as we are able to cure the outstanding issues with the Texas Railroad Commission, our ability to produce oil and gas from our Hutchinson County, Texas wells is suspended and we are prohibited from transporting any previously produced oil and gas through the pipeline on such property.  As a result, we are unable to transport or sell approximately 1,000 barrels of oil previously produced and currently held on such properties. Prior to the suspension, we were in the process of performing workovers on the wells and had very limited production from the properties. Our oil and gas revenues, results of operations and prospects may be materially adversely affected as a result of such transfer and/or issues and it may be costly and/or time consuming to cure such issues, if such issues are able to be cured at all.

We currently have no authorized but unissued shares of common stock.

We currently have 5 million shares of authorized common stock and 5 million shares of outstanding common stock, leaving no shares of common stock available for future issuance. Although we have filed a proxy statement relating to a special meeting of shareholders as of the date of this filing, which includes a proposal to seek shareholder approval to increase our authorized shares of common stock to 25 million shares, we are not currently able to issue any shares of common stock. In the short term we believe that the cap on our outstanding shares may be a positive as it prevents further dilution to existing shareholders as a result of conversions of Series C Preferred Stock; however, in the long term, until such time as we are unable to increase our authorized shares of common stock, which will require approval of the shareholders of the Company, we anticipate that such limit may negatively affect our ability to undertake transactions which may be accretive to shareholder value. For example, until such time as our authorized shares of common stock are increased, the outstanding Series C Preferred Stock (and its liquidation preference) will remain outstanding and will not be able to be converted into common stock, and we will not be able to use our common stock as consideration for any acquisitions or combination transactions. Furthermore, we will not be able to sell equity or convertible debt to raise funding, or issue share based compensation to officers, directors, employees or consultants. All of the above may negatively affect our revenues and results of operations and cause the value of our common stock to decline or value or become worthless.

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

In the past we have been out of compliance with the NYSE American’s continued listing standards which (a) require a listed company to maintain shareholders’ equity of more than $2 - $6 million, depending on the prior years of net losses experienced by the listed company; and (b) require a listed company to maintain an average trading price for its securities which exceeds $0.20 per share, for each 30 day rolling period. While we have cured such prior non-compliance, as shown on the December 31, 2019 balance sheet included herein, we had stockholders’ equity of under $6 million as of December 31, 2019, and as such, we anticipate receiving notice from the NYSE American after the date of this filing that we are out of compliance with the NYSE American listing requirements and that we will need to submit a plan of re-compliance to increase our stockholders’ equity. Notwithstanding such anticipated non-compliance, we expect that upon completion of the Merger we will once again regain compliance with the NYSE American listing standards.

If we are unable to maintain compliance with the NYSE American criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing. In addition, delisting from the NYSE American might negatively impact our reputation and, as a consequence, our business. Additionally, if we were delisted from the NYSE American and we are not able to list our common stock on another national exchange we will no longer be eligible to use Form S-3 registration statements and will instead be required to file a Form S-1 registration statement for any primary or secondary offerings of our common stock, which would delay our ability to raise funds in the future, may limit the type of offerings of common stock we could undertake, and would increase the expenses of any offering, as, among other things, registration statements on Form S-1 are subject to SEC review and comments whereas take downs pursuant to a previously filed Form S-3 are not.

Risks Relating to the Viking Merger

In the event the Viking Merger closes, it will cause immediate and substantial dilution to existing stockholders and a change of control of the Company.

As described above, we are party to a Merger Agreement with Viking relating to the acquisition by us of the outstanding securities of Viking. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of common stock of Viking issued and outstanding immediately prior to the Effective Time, other than certain shares owned by the Company, Viking and Merger Sub, will be converted into the right to receive the pro rata share of 80% of the Company’s post-Effective Time capitalization, taking into account the number of shares of common stock of Camber outstanding on a fully-diluted basis and without taking into account any shares of common stock which the holder of the Company’s Series C Preferred Stock can receive upon conversion of the Series C Preferred Stock, or a separate series of preferred stock issued in exchange for such Series C Preferred Stock, which has fixed conversion provisions, subject to certain adjustment mechanisms discussed in the Merger Agreement. As such, in the event the contemplated Merger closes, the issuance of the common stock consideration to Viking and the Series C Preferred Stock holder will result in immediate and substantial dilution to the interests of our then stockholders and result in a change of control of the Company.

The Merger Agreement limits our ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that could adversely impact competing proposals to acquire us. These provisions include the prohibition on us generally from soliciting any acquisition proposal or offer for a competing transaction and the requirement that transfer back to Viking up to the entire 25% interest in Elysium which we acquired on February 3, 2020 if the Merger Agreement is terminated in specified circumstances and requiring us, upon termination of the Merger, to redeem 525 shares of Series C Preferred Stock held by Discover at a price of $5,775,000. These provisions might discourage a third party that might have an interest in acquiring all or a significant part of our company from considering or proposing an acquisition, even if that party were prepared to pay consideration with a higher value than the current proposed Merger consideration. Furthermore, the termination fee may result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

The Merger Agreement contains provisions that may discourage other companies from trying to combine with us on more favorable terms while the Merger is pending.

The Merger Agreement contains provisions that may discourage a third party from submitting a business combination proposal to us that might result in greater value to our stockholders than the Merger. These provisions include a general prohibition on us from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions.

Failure to complete the Merger could negatively impact our stock price and future business and financial results.

If the Merger is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

●          we will not realize the benefits expected from the Merger, including a potentially enhanced competitive and financial position, expansion of assets and therefore opportunities, and will instead be subject to all the risks we currently face as an independent company;

●          we may experience negative reactions from the financial markets and our partners and employees;

●          under the Merger Agreement, we may be required to transfer back to Viking the 25% interest in Elysium which we acquired on February 3, 2020, and will be required to redeem 525 shares of Series C Preferred Stock held by Discover at a price of $5,775,000 if the Merger is terminated. If such termination fee is payable, the payment of this fee could have material and adverse consequences to our financial condition and operations. Furthermore, although Viking has agreed to pay us the difference, if any, between the amount of the Secured Note and the amount we owe to Discover upon any termination of the Merger Agreement, Viking may be unable to pay such amount when due;

●          the Merger Agreement places certain restrictions on the conduct of our business prior to the completion of the Merger or the termination of the Merger Agreement. Such restrictions, the waiver of which is subject to the consent of Viking, may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger; and

●          matters relating to the Merger (including integration planning) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include: (i) adoption of the Merger Agreement by the Company’s stockholders and approval of the Share Issuance and Charter Amendment by the Company’s stockholders, (ii) authorization for listing of the shares of Viking Common Stock to be issued in the Merger on the NYSE American, (iii) the expiration or termination of any waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other required regulatory approvals, (iv) effectiveness of the registration statement on Form S-4 for the Viking Common Stock to be issued in the Merger, (v) the Company being reasonably satisfied with its due diligence on Elysium, (vi) the absence of any law, order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal, and (vii) each of Viking and the Company receiving an opinion, in writing, to the effect that as of the date thereof and based upon and subject to the matters set forth therein, the Exchange Ratio in the Merger is fair, from a financial point of view, to Camber or Viking, as applicable, and their stockholders. Additional closing conditions to the Merger include (i) that in the event the NYSE American determines that the Merger constitutes, or will constitute, a “back-door listing”/“reverse merger”, the Company (and its common stock) is required to qualify for initial listing on the NYSE American, pursuant to the applicable guidance and requirements of the NYSE as of the Effective Time; (ii) Viking, Viking’s subsidiary Elysium Energy, LLC (“Elysium”), or one of Elysium’s other subsidiaries, must have completed the acquisition of oil and gas assets described in Viking’s Current Report on Form 8-K filed by Viking with the United States Securities and Exchange Commission (the “SEC”) on October 11, 2019 (the “Elysium Acquisition”); (iii) Viking shall have arranged to extend the maturity date to June 1, 2021, or later, of the promissory note executed and delivered by Viking in connection with Viking’s oil and gas acquisition closed on or about December 28, 2018, or any promissory note(s) issued in replacement thereof; (iv) the Company is required to obtain the consent of the Series C Preferred Stock holder for the Merger and not be in breach of any of its agreements with the Series C Preferred Stock holder; (v) Viking shall have received the consent for the Merger from ABC Funding, LLC; (vi) Viking shall have negotiated a new remuneration arrangement with Network 1 Financial Securities, Inc. with respect to such broker-dealer’s role in and compensation associated with the Merger, on terms and conditions satisfactory to Viking and Camber and Viking shall have negotiated a new remuneration arrangement with RHK Capital with respect to such broker-dealer’s role in and compensation associated with the Merger, on terms and conditions satisfactory to Viking and Camber; (vi) members of the existing management team of Camber shall have executed agreements as to their role with and compensation from the Company following the Merger; and (vii) on the Effective Time, the only loan obligations with a maturity date in 2020 that Viking shall have shall be the series of $13.5 million of convertible debt issued in connection with Viking’s offering completed in December of 2018.

These conditions to the closing of the Merger may not be fulfilled and, accordingly, the Merger may not be completed. In addition, if the Merger is not completed by June 30, 2020 (or up to December 30, 2020, if the required closing date is extended by the parties, which is allowed under certain circumstances), either we or Viking may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after stockholder approval. In addition, we or Viking may elect to terminate the Merger Agreement in certain other circumstances.

Termination of the Merger Agreement could negatively impact the Company.

In the event the Merger Agreement is terminated, our business may have been adversely impacted by our failure to pursue other beneficial opportunities due to the focus of management on the Merger, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and our Board of Directors seeks another Merger or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration provided for by the Merger. If the Merger Agreement is terminated under certain circumstances, we may be required to transfer Viking back the 25% interest in Elysium and will be required to redeem 525 shares of Series C Preferred Stock held by Discover at a price of $5,775,000. Although Viking has agreed to repay the Secured Note upon the termination of the Merger Agreement and to pay us the difference between the amount of the Secured Note and the amount we owe to Discover, Viking may be unable to pay such amounts when due. If we are unable to timely pay Discover amounts due in connection with the required redemption of the Series C Preferred Stock it could have a material adverse effect on our cash flows, operations, and our ability to continue as a going concern, all of which could cause the value of our common stock to decline in value or become worthless.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and partners may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause partners and others that deal with us to seek to change existing business relationships, cease doing business with us or cause potential new partners to delay doing business with us until the Merger has been successfully completed. Retention of certain employees may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles or compensation structure. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business following the Merger could be negatively impacted. In addition, the Merger Agreement restricts us from making certain acquisitions and taking other specified actions until the Merger is completed without the consent of Viking. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Significant costs are expected to be incurred in connection with the consummation of the Viking Merger and integration of the Company and Viking into a single business, including legal, accounting, financial advisory and other costs.

If the Viking Merger is consummated, the Company and Viking expect to incur significant costs in connection with integrating their operations and personnel. These costs may include costs for:

●                 employee redeployment, relocation or severance;

●                 integration of information systems; and

●                 reorganization or closures of facilities.

In addition, the Company and Viking expect to incur a number of non-recurring costs associated with combining the operations of the two companies, which cannot be estimated accurately at this time. The Company and Viking will also incur transaction fees and other costs related to the Viking Merger. Additional unanticipated costs may be incurred in the integration of the businesses of the Company and Viking. Although the Company and Viking expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. There can be no assurance that the Company and Viking will be successful in these integration efforts.

Risks Relating to the Series C Preferred Stock

The full amount of premiums, interest and dividends through the maturity date of the Series C Preferred Stock is due upon the repayment/redemption (where applicable), or conversion, as applicable, of the Series C Preferred Stock.

The Series C Preferred Stock provides that all applicable dividends, which initially accrued in the amount of 24.95% per annum and which increase or decrease subject to the terms of the Series C Preferred Stock, based on among other things, the trading price of the Company’s common stock, up to a maximum of 34.95% per annum, are due upon conversion or repayment/redemption (where applicable) thereof, for the full seven year term of such securities.

The requirement that we pay all premiums, interest and dividends through maturity and the adjustable nature of such premium, interest and dividend rates, may force us to issue Discover significant additional shares of common stock, which may cause significant dilution to existing stockholders. The requirement that we pay all premiums, interest and dividends through maturity may make it too costly for us to repay or redeem, as applicable, Discover’s securities, prior to conversion thereof, as applicable.

The number of shares of common stock issuable in consideration for premiums, interest and dividends through maturity on the Series C Preferred Stock continue to be adjustable after the conversion of such securities.

Pursuant to the terms of the Series C Preferred Stock, the conversion rate of such securities in connection with the premiums and dividends due on such securities through maturity (7 years, regardless of when converted), continues to be adjustable after the issuance of such securities. Specifically, such securities remain adjustable, based on a discount to the lowest daily volume weighted average price during a measuring period for a period of 30 or 60 days (depending on whether or not a Triggering Event has occurred) after the applicable number of shares stated in the initial conversion notice have actually been received into Discover’s designated brokerage account in electronic form and fully cleared for trading (subject to certain extensions described in the applicable securities). Because Discover is limited to holding not more than 9.99% of the Company’s common stock upon exercise/conversion of any security, Discover will not receive all of the shares due upon any conversion, until it has sold shares and been issued additional shares and as such, the beginning date for the applicable 30 or 60 day period after conversion is impossible to determine and may be a significant additional number of days after the initial conversion by Discover.

In the event of a decrease in the Company’s stock price during the applicable measuring periods, the conversion rate of the premiums and dividends due on such applicable securities will adjust downward and Discover will be due additional shares of common stock, which issuances may cause further significant dilution to existing stockholders and the sale of such shares may cause the value of the Company’s common stock to decline in value. Furthermore, it is likely that the sale by Discover of the shares of common stock which Discover receives in connection with any conversion, during the applicable measuring period, will cause the value of the Company’s common stock to decline in value and the conversion rate to decrease and will result in Discover being due additional shares of common stock during the measuring period, which will trigger additional decreases in the value of the Company’s common stock upon further public sales by Discover. If this were to occur, Discover would be entitled to receive an increasing number of shares, upon conversion of the remaining securities, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

The issuance of common stock upon conversion of the Series C Preferred Stock will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the Series C Preferred Stock will result in immediate and substantial dilution to the interests of other stockholders. Although Discover may not receive shares of common stock exceeding 9.99% of our outstanding shares of common stock immediately after affecting such conversion, this restriction does not prevent Discover from receiving shares up to the 9.99% limit, selling those shares, and then receiving the rest of the shares it is due, in one or more tranches, while still staying below the 9.99% limit. If Discover chooses to do this, it will cause substantial dilution to the then holders of our common stock. Additionally, the continued sale of shares issuable upon successive conversions will likely create significant downward pressure on the price of our common stock as Discover sells material amounts of our common stock over time and/or in a short period of time. This could place further downward pressure on the price of our common stock and in turn result in Discover receiving an ever increasing number of additional shares of common stock upon conversion of its securities, and adjustments thereof, which in turn will likely lead to further dilution, reductions in the exercise/conversion price of Discover’s securities and even more downward pressure on our common stock, which could lead to our common stock becoming devalued or worthless.

The Company is limited in its ability to undertake subsequent financings.

Pursuant to the February 2020 Purchase Agreement, as long as Discover holds any shares of Series C Preferred Stock, we agreed that, except as contemplated in connection with the Merger, we would not issue or enter into or amend an agreement pursuant to which we may issue any shares of common stock, other than (a) for restricted securities with no registration rights, (b) in connection with a strategic acquisition, (c) in an underwritten public offering, or (d) at a fixed price; or issue or amend any debt or equity securities convertible into, exchangeable or exercisable for, or including the right to receive, shares of common stock (a) at a conversion price, exercise price or exchange rate or other price that is based upon or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of the security or (b) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock. These restrictions may make it more costly for us to raise funding in the future or may limit our ability to raise funding, which could force us to curtail our business plan or prohibit us from taking advantage of an attractive investment, acquisition or drilling activities, all of which could have a negative effect on the value of our common stock and our near-term or long-term prospects.

Discover holds an approximately $49.2 million liquidation preference in the Company.

Each share of Series C Preferred Stock held by Discover includes a liquidation preference, payable to Discover upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company, prior to any distribution or payment made to the holders of preferred stock or common stock, by reason of their ownership thereof equal to $10,000, plus an amount equal to any accrued but unpaid dividends thereon. Because the dividends currently require that interest be paid on the Face Value of between 24.95% and 34.95% per annum, for the entire seven year term of the Series C Preferred Stock (even if payable sooner than seven years after the issuance date), the total liquidation value required to be paid to Discover upon a liquidation, dissolution or winding up of the Company is approximately $49.2 million as of the date of this filing. As referenced above, this liquidation preference would be payable prior to any amount being distributed to the holders of our common stock. Because our net assets total significantly less than $49.2 million, it is likely that our common stockholders would not receive any amount in the event the Company was liquidated, dissolved or wound up, and that Discover would instead receive the entire amount of available funds after liquidation.

Discover effectively has the ability to consent to any material transaction involving the Company including the Merger.

Due to the restrictions placed on the Company as a result of the Series C Preferred Stock, including, but not limited to the significant liquidation preference discussed above, Discover has to effectively consent to any material transaction involving the Company. In the event Discover does not consent to any such transaction, we may be prohibited (either effectively or otherwise) from completing a material transaction in the future, including, but not limited to a combination or acquisition which may be accretive to stockholders. Furthermore, Discover may condition the approval of a future transaction, which conditions may not be favorable to stockholders. It is contemplated that Discover will need to consent to the terms of the Merger, and agree to receive a fixed number of shares of common stock upon the conversion of the Series C Preferred Stock (or another security exchanged for such Series C Preferred Stock) in connection with the completion for the Merger, for the Merger to close. As such, in the event Discover fails to approve the Merger, it is likely the Merger won’t be able to move forward and will be terminated.

Discover, subject to applicable contractual restrictions, and/or a third party, may sell short our common stock, which could have a depressive effect on the price of our common stock.

Discover is currently prohibited from selling the Company’s stock short; however, in the event a trigger event occurs under the Series C Preferred Stock such restriction is waived. Additionally, nothing prohibits a third party from selling the Company’s common stock short based on their belief that due to the dilution caused by the conversions/exercises of the securities held by Discover, that the trading price of the Company’s common stock will decline in value. The significant downward pressure on the price of our common stock as Discover sells material amounts of our common stock could encourage investors to short sell our common stock. This could place further downward pressure on the price of our common stock and in turn result in Discover receiving additional shares of common stock upon exercise/conversion of its securities, and adjustments thereof.

The Shares of Series C Preferred Stock sold pursuant to the February 2020 Purchase Agreement include the obligation for us to redeem such shares under certain circumstances.

We agreed pursuant to the February 2020 Purchase Agreement that if the Merger does not close by the required date approved by the parties thereto (as such may be extended from time to time), which date is currently June 30, 2020, but which may be extended until December 31, 2020, in the event that the Company has not fully resolved SEC comments on the Form S-4 or other SEC filings related to the Merger, and Camber is responding to such comments in a reasonable fashion, subject to certain exceptions, and if the $5 million of funds loaned by the Company to Viking in connection with the Secured Note, as discussed above under “Camber Viking Investment”, plus any applicable interest is returned to the Company by Viking, we are required, at Discover’s option in its sole and absolute discretion, to immediately repurchase from Discover all then outstanding Series C Preferred Stock shares acquired by Discover pursuant to the February 2020 Purchase Agreement, by paying to Discover 110% of the aggregate Face Value of all such shares ($5,775,000). Viking also agreed pursuant to the Merger Agreement to pay us the difference, if any, between the amount we are repaid pursuant to the terms of the Secured Note and the amount we owe to Discover in connection with such required redemption. The required redemption of the Series C Preferred Stock, if legally authorized under Nevada law, could reduce the amount of cash we have available for working capital and could require us to raise additional funding in the future.

Because the conversion discounts related to the conversion premiums payable in connection with the Series C Preferred Stock are fixed, and not based on percentages, the percentage of such discounts increase as our stock price declines.

As described above, the conversion rate of such premiums and dividends payable on the Series C Preferred Stock equals 95% of the average of the lowest 5 individual daily volume weighted average prices during the Measuring Period, not to exceed 100% of the lowest sales prices on the last day of the Measuring Period (the “Non-Triggering Event Percentage Discounted VWAP”), less $0.05 per share of common stock, unless a triggering event (described in the Series C Preferred Stock Designation) has occurred, in which case the conversion rate equals 85% of the lowest daily volume weighted average price during the Measuring Period (the “Triggering Event Percentage Discounted VWAP” and together with the Non-Triggering Event Percentage Discounted WWAP, as applicable, the “Percentage Discounted WWAP”), less $0.10 per share of common stock, not to exceed 85% of the lowest sales prices on the last day of such Measuring Period, less $0.10 per share. Because the $0.05 and $0.10 discounts (the “Fixed Conversion Discounts”) which apply to the already discounted Percentage Discounted VWAPs are fixed, the percentage of such discounts increase as the value of our common stock decreases. For example, see the table below:

$0.05 Discount to Percentage Discounted VWAP			$0.10 Discount to Percentage Discounted VWAP
Percentage Discounted VWAP	Conversion Price*	Percentage of Discount ($0.05) Compared to Percentage Discounted VWAP	Percentage Discounted VWAP	Conversion Price*	Percentage of Discount ($0.10) Compared to Percentage Discounted VWAP
$2.00	$1.95	2.5%	$2.00	$1.90	5.0%
$1.75	$1.70	2.9%	$1.75	$1.65	5.7%
$1.50	$1.45	3.3%	$1.50	$1.40	6.7%
$1.25	$1.20	4.0%	$1.25	$1.15	8.0%
$1.00	$0.95	5.0%	$1.00	$0.90	10.0%
$0.75	$0.70	6.7%	$0.75	$0.65	13.3%
$0.50	$0.45	10.0%	$0.50	$0.40	20.0%
$0.25	$0.20	20.0%	$0.25	$0.15	40.0%
$0.10	$0.05	50.0%	$0.10	$0.001	99.0%
$0.05	$0.001	98.0%	$0.05	$0.001	98.0%

* Minimum conversion price is $0.001 per share (the par value of the common stock).

As a result, as shown above, as the trading price of the Company’s common stock decreases in value, the percentage discount to the Percentage Discounted VWAP which each further $0.05/$0.10 discount results in, increases exponentially, and in certain cases may result in the ultimate conversion price being less than 0, which would result in a conversion price of $0.001 per share, the par value of the Company’s common stock, and the minimum conversion price which the Series C Preferred Stock is convertible at.

The effects of the Fixed Conversion Discounts will be further exacerbated in the event of a reverse stock split of our outstanding common stock. For example, if in the future the Company completes a 1-for-25 reverse stock split of the Company’s outstanding shares of common stock, the $0.05/$0.10 Fixed Conversion Discounts will be automatically adjusted to equal a fixed conversion discount to the Percentage Discounted VWAP of $1.25/$2.50 per share, which will likely result in a conversion price significantly below such values, and any decrease in the Percentage Discounted VWAP below $1.25/$2.50 per share, will result in a conversion price of the Series C Preferred Stock of $0.001 per share.

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

Lineal and Viking owe us a substantial amount of money which may not be timely repaid, if at all.

Pursuant to the December 31, 2019 Redemption Agreement, we entered into a new unsecured promissory note in the amount of $1,539,719 with Lineal, evidencing the outstanding amount of the prior July 2019 Lineal Note, together with additional amounts loaned by Camber to Lineal through December 31, 2019 (the “December 2019 Lineal Note”); and loaned Lineal an additional $800,000, which was evidenced by an unsecured promissory note in the amount of $800,000, entered into by Lineal in favor of the Company on December 31, 2019 (“Lineal Note No. 2”). The December 2019 Lineal Note and Lineal Note No. 2, accrue interest, payable quarterly in arrears, beginning on March 31, 2020 and continuing until December 31, 2021, when all interest and principal is due, at 8% and 10% per annum (18% upon the occurrence of an event of default), respectively. The December 2019 Lineal Note and Lineal Note No. 2 are unsecured.

On February 3, 2020, we advanced $5 million to Viking and Viking provided us, among other things, the Secured Note. The Secured Note accrues interest at the rate of 10.5% per annum, payable quarterly and is due and payable on February 3, 2022. The note includes standard events of default, including certain defaults relating to the trading status of Viking’s common stock and change of control transactions involving Viking. The Secured Note can be prepaid at any time with prior notice as provided therein, and together with a pre-payment penalty equal to 10.5% of the original amount of the Secured Note. The Secured Note is secured by a security interest, para passu with the other investors in Viking’s Secured Note offering (subject to certain pre-requisites) in Viking’s 75% ownership of Elysium and 100% of Ichor Energy Holdings, LLC. Additionally, pursuant to a separate Security and Pledge Agreement entered into on February 3, 2020, Viking provided the Company a security interest in the membership, common stock and/or ownership interests of all of Viking’s existing and future, directly owned or majority owned subsidiaries, to secure the repayment of the Secured Note.

In the event the Lineal notes or the Secured Note are not paid when due, we may have to take legal action to enforce the repayment of such notes. Furthermore, Lineal and/or Viking may not have sufficient cash to repay such notes when due. The Lineal notes are unsecured and as such, secured credits of Lineal may have priority rights to Lineal’s assets in connection with any liquidation or bankruptcy. Although the Secured Note is secured by Viking, such security interest may not be sufficient to repay the note and other creditors may have priority rights to such collateral. In the event the notes payable to us are not timely paid and/or not paid in full, it could have a material adverse effect on our cash flows and ability to pay our debts as they become due. Any failure by Viking or Lineal to timely repay their debt obligations to us could cause the value of our securities to decline in value or become worthless.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no sales of unregistered securities from the period from October 1, 2019 to the filing date of this report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as set forth below:

Since April 1, 2019, the Series C Holders have converted 11 shares of Series C Preferred Stock into 5,385,934 shares of common stock. Additionally, notwithstanding the fact that we have no authorized but unissued shares of common stock as of the date of this Quarterly Report, as of the date of this Quarterly Report, the 2,819 Series C Preferred Stock shares, would convert into 43,866,008 shares of our common stock if fully converted, which number includes 8,673,846 shares of common stock convertible upon conversion of all of the outstanding shares of outstanding Series C Preferred Stock at a conversion price of $3.25 per share (based on the $10,000 face amount of the Series C Preferred Stock) and approximately 35,192,162 shares of common stock for premium shares due thereunder (based on the current dividend rate of 24.95% per annum), and a conversion price of $1.399 per share, which may be greater than or less than the conversion price that currently applies to the conversion of the Series C Preferred Stock pursuant to the terms of the Designation, which number of premium shares may increase significantly from time to time as the trading price of our common stock decreases, upon the occurrence of any trigger event under the Designation of the Series C Preferred Stock and upon the occurrence of certain other events, as described in greater detail in the Designation of the Series C Preferred Stock.

The number of Series C Preferred Stock converted by the Series C Holders since October 1, 2019, are summarized below:

●	The conversion on October 4, 2019, by Discover Growth, of one share of the Series C Preferred Stock into a total of approximately 489,362 shares of common stock. A total of 50,570 of such shares were issued to Discover Growth in connection with the initial conversion, and the remaining shares were held in abeyance subject to Discover Growth’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover Growth, which shares have been issued to date.

●	The conversion on October 30, 2019, by Discover Growth, of one share of the Series C Preferred Stock into a total of approximately 489,362 shares of common stock. A total of 49,100 of such shares were issued to Discover Growth in connection with the initial conversion, and the remaining shares were held in abeyance subject to Discover Growth’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover Growth, which shares have been issued to date.

●	The conversion on November 4, 2019, by Discover Growth, of one share of the Series C Preferred Stock into a total of approximately 489,362 shares of common stock. A total of 207,850 of such shares were issued to Discover Growth in connection with the initial conversion, and the remaining shares were issued prior to the date of this filing.

●	The conversion on November 11, 2019, by Discover Growth, of one share of the Series C Preferred Stock into a total of approximately 489,362 shares of common stock. A total of 132,100 of such shares were issued to Discover Growth in connection with the initial conversion, and the remaining shares were issued prior to the date of this filing.

●	The conversion on November 19, 2019, by Discover Growth, of one share of the Series C Preferred Stock into a total of approximately 489,362 shares of common stock. A total of 141,960 of such shares were issued to Discover Growth in connection with the initial conversion, and the remaining shares were issued prior to the date of this filing.

●	The conversion on November 25, 2019, by Discover Growth, of one share of the Series C Preferred Stock into a total of approximately 489,362 shares of common stock. A total of 196,300 of such shares were issued to Discover Growth in connection with the initial conversion, and the remaining shares were issued prior to the date of this filing.

●	The conversion on December 4, 2019, by Discover Growth, of one share of the Series C Preferred Stock into a total of approximately 489,362 shares of common stock. A total of 244,681 of such shares were issued to Discover Growth in connection with the initial conversion, and the remaining shares were issued prior to the date of this filing.

●	The conversion on December 12, 2019, by Discover Growth, of one share of the Series C Preferred Stock into a total of approximately 489,362 shares of common stock. A total of 145,450 of such shares were issued to Discover Growth in connection with the initial conversion, and all but 53,079 of the remaining shares were issued prior to November 18, 2019. A total of 53,079 shares are currently held in abeyance and subject to issuance at such time as we increase our authorized but unissued shares of common stock.

The sales and issuances of the securities described above have been determined to be exempt from registration under the Securities Act in reliance on Sections 3(a)(9) and 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering. The preferred stock holder has represented that it is an accredited investor, as that term is defined in Regulation D, it is not a U.S. Person, and that it is acquiring the securities for its own account.

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

CAMBER ENERGY, INC.
(Registrant)

/s/ Louis G. Schott
Louis G. Schott
Interim Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2020

/s/ Robert Schleizer
Robert Schleizer
Chief Financial Officer
(Principal Financial/Accounting Officer)

Date: February 14, 2020

EXHIBIT INDEX

2.1#	Agreement and Plan of Merger by and between Camber Energy, Inc., Camber Energy Merger Sub 2, Inc., Lineal Star Holdings, LLC, and the Members party thereto dated as of July 8, 2019 (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

2.2#	Preferred Stock Redemption Agreement dated December 31, 2019, by and among Camber Energy, Inc., Lineal Star Holdings LLC, Lineal Industries Inc., Lineal Star, Incorporated and each of the holders of the Series E Redeemable Convertible Preferred Stock and Series F Redeemable Preferred Stock of Camber (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on January 3, 2019 and incorporated herein by reference) (File No. 001-32508)

2.3#	Agreement and Plan of Merger by and Between Viking Energy Group, Inc., and Camber Energy, Inc. dated as of February 3, 2020 (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)

3.1	Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of our authorized shares of common stock from 20,000,000 to 250,000,000, as filed with the Secretary of State of Nevada on April 10, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 11, 2019, and incorporated herein by reference)(File No. 001-32508)

3.2	Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on July 3, 2019, and effective July 8, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 8, 2019 and incorporated herein by reference) (File No. 001-32508)

3.3	Camber Energy, Inc. Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 8, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

3.4	Camber Energy, Inc. Certificate of Designations of Preferences, Powers, Rights and Limitations of Series D Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 3, 2019 (Filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

3.5	Certificate of Designation of Camber Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series E Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 3, 2019 (Filed as Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

3.6	Certificate of Correction to Series E Redeemable Convertible Preferred Stock Designation, filed with the Secretary of State of Nevada on July 8, 2019 (Filed as Exhibit 3.4 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

3.7	Certificate of Designation of Camber Energy, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series F Redeemable Preferred Stock as filed with the Secretary of State of Nevada on July 3, 2019 (Filed as Exhibit 3.5 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

3.8	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Limited Liability Company, filed with the Secretary of State of Delaware on July 10, 2019, and effective July 9, 2019, merging Camber Energy Merger Sub 2, Inc. into Lineal Star Holdings LLC (Filed as Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2019 and incorporated herein by reference) (File No. 001-32508)

3.9	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, filed by Camber Energy, Inc. with the Secretary of State of Nevada on October 25, 2019 and effective on October 29, 2019 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 29, 2019 and incorporated herein by reference) (File No. 001-32508)

10.1	Agreed Conversion Agreement dated May 15, 2019, by and between Camber Energy, Inc. and Alan Dreeben (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 21, 2019, and incorporated herein by reference)(File No. 001-32508)

10.2	Security Exchange Agreement dated July 8, 2019, by and between Camber Energy, Inc., and the investor party thereto (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.3	Termination Agreement dated July 8, 2019, by and between Camber Energy, Inc., and the investor party thereto (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.4	Funding and Loan Agreement dated July 8, 2019, by and among Camber Energy, Inc., Lineal Star Holdings, LLC, and the preferred shareholders party thereto (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.5	$1,050,000 Promissory Note by Lineal Star Holdings, LLC as borrower in favor of Camber Energy, Inc. as lender, dated July 8, 2019 (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.6	Form of Indemnification Agreement of Officers and Directors (Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.7	Second Amendment to Consulting Agreement with Regal Consulting effective July 1, 2019 (Filed as Exhibit 10.6 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.8	July 8, 2019 Letter Agreement with Sylva International LLC dba SylvaCap Media (Filed as Exhibit 10.7 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.9	$1,539,719 Promissory Note effective December 31, 2019, evidencing amounts owed by Lineal Star Holdings, LLC to Camber Energy, Inc. (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on January 3, 2020 and incorporated herein by reference) (File No. 001-32508)

10.10	$800,000 Promissory Note No. 2 effective December 31, 2019, evidencing amounts owed by Lineal Star Holdings, LLC to Camber Energy, Inc. (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on January 3, 2020 and incorporated herein by reference) (File No. 001-32508)

10.11+	Form of Stock Purchase Agreement relating to the purchase of $5 million in shares of Series C Redeemable Convertible Preferred Stock dated February 3, 2020 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)

10.12	Form of Waivers and Amendments to Stock Purchase Agreements dated February 3, 2020, by and between Camber Energy, Inc. and the Investor Named Therein (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)

10.13+	Securities Purchase Agreement dated as of February 3, 2020 by and Between Camber Energy, Inc. (Purchaser) and Viking Energy Group, Inc. (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)

10.14	$5,000,000 10.5% Secured Promissory Note Issued by Viking Energy Group, Inc. to Camber Energy, Inc. Dated February 3, 3020 (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)

10.15	Security and Pledge Agreement, dated as of February 3, 2020 by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)

10.16	Security and Pledge Agreement, dated as of February 3, 2020 by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.6 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)

10.17	Assignment of Membership Interests by Viking Energy Group, Inc. in favor of Camber Energy, Inc. dated February 3, 2020 (Filed as Exhibit 10.7 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)

10.18	Compromise Settlement Agreement executed January 31, 2020 between PetroGlobe Energy Holdings, LLC, Signal Drilling, LLC, Petrolia Oil, LLC, Prairie Gas Company of Oklahoma, LLC, Canadian River Trading Company, LLC, and Camber Energy, Inc. (Filed as Exhibit 10.8 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer

31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer

32.2**	Section 906 Certification of Periodic Report of Principal Financial Officer

99.1	Letter to Shareholders in Accordance with NRS 78.0296 (Furnished as Exhibit 99.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.LAB	XBRL Label Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.

*101.DEF	XBRL Definition Linkbase Document

*	Exhibits filed herewith.

**	Exhibits furnished herewith.

***	Management contract or compensatory plan.

# Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or Exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Camber Energy, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or Exhibit so furnished.

+ Certain schedules, annexes and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Camber Energy, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.