Form 10-K
period 2020-03-31
CAMBER ENERGY, INC.
filed 2020-06-30
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended March 31, 2020

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
Emerging growth ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $8,388,256.

There were 12,455,929 shares of the registrant’s common stock outstanding as of June 24, 2020.

Documents incorporated by reference: None.

GLOSSARY OF OIL AND NATURAL GAS TERMS

The following are abbreviations and definitions of certain terms used in this Report, which are commonly used in the oil and natural industry.

AFE or Authorization for Expenditures. A document that lays out proposed expenses for a particular project and authorizes an individual or group to spend a certain amount of money for that project.

ARO. Asset retirement obligation, a legal obligation associated with the retirement of an asset, which in the Company’s case is generally associated with the pugging of oil wells.

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

Shut in. To shut in a well is to close off the well so that it stops producing.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally located in the material set forth under the headings “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, and “Properties” but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others:

●	the availability of funding and the terms of such funding;

●	our ability to integrate and realize the benefits from future acquisitions that we may complete, including our pending merger with Viking Energy Group, Inc. (“Viking”) and the costs of such integrations;

●	our ability to close the announced merger with Viking on the terms disclosed, if at all;

●	consideration we may be required to pay under certain circumstances upon termination of the merger with Viking;

●	our ability to timely collect amounts owed to us under secured and unsecured notes payable;

●	costs associated with the Viking merger;

●	significant dilution caused by the conversion of Series C Preferred Stock into common stock, as well as downward pressure on our stock price as a result of the sale of such shares;

●	our growth strategies;

●	anticipated trends in our business;

●	our ability to repay outstanding loans and satisfy our outstanding liabilities;

●	our liquidity and ability to finance our exploration, acquisition and development strategies;

●	market conditions in the oil and gas and pipeline services industries;

●	the timing, cost and procedure for future acquisitions;

●	the impact of government regulation;

●	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;

●	legal proceedings and/or the outcome of and/or negative perceptions associated therewith;

●	planned capital expenditures (including the amount and nature thereof);

●	increases in oil and gas production;

●	changes in the market price of oil and gas;

●	changes in the number of drilling rigs available;

●	the number of wells we anticipate drilling in the future;

●	estimates, plans and projections relating to acquired properties;

●	the number of potential drilling locations;

●	our ability to maintain our NYSE listing;

●	the voting and conversion rights of our preferred stock;

●	the effects of global pandemics, such as COVID-19 on our operations, properties, the market for oil and gas and the demand for oil and gas; and

●	our financial position, business strategy and other plans and objectives for future operations.

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this Report and other sections of this Report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including those described above.

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

General Information

The following discussion and analysis provide information which management believes is relevant for an assessment and understanding of the results of operations and financial condition of the Company. Expectations of future financial condition and results of operations are based upon current business plans and may change. The discussion should be read in conjunction with the audited financial statements and notes thereto.

In this Report, we may rely on and refer to information regarding our industry which comes from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Camber” and “Camber Energy, Inc.” refer specifically to Camber Energy, Inc., and our consolidated subsidiaries: CE Operating, LLC, an Oklahoma limited liability company, which is wholly-owned, C E Energy LLC, a Texas limited liability company which is wholly-owned (“CE”) and Elysium Energy, LLC, a Nevada limited liability which is 30% owned (25% acquired February 3, 2020 and 5% acquired June 25, 2020).

Certain abbreviations and oil and gas industry terms used throughout this Annual Report are described and defined in greater detail above under “Glossary of Oil and Natural Gas Terms” on page 1 of this Report, and readers are encouraged to review that section.

In addition, unless the context otherwise requires and for the purposes of this Report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

ITEM 1. BUSINESS.

General

Camber Energy, Inc., a Nevada corporation, is based in Houston, Texas. We are currently primarily engaged in the acquisition, development and sale of crude oil, natural gas and natural gas liquids from various known productive geological formations, including the Cline shale and upper Wolfberry shale in Glasscock County, Texas. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc., effective June 9, 2006, and effective January 4, 2017, the Company changed its name to Camber Energy, Inc. After the divestiture of our South Texas properties during fiscal 2019, as discussed in further detail below under “Mid-Continent Acquisition and Divestiture”, we initiated discussions with several potential acquisition and merger candidates to diversify our operations.

Pursuant to those discussions on July 8, 2019, we acquired Lineal Star Holdings, LLC (“Lineal”) pursuant to the terms of an Agreement and Plan of Merger dated as of the same date (the “Lineal Plan of Merger” and the merger contemplated therein, the “Lineal Merger” or the “Lineal Acquisition”), by and between Lineal, Camber, Camber Energy Merger Sub 2, Inc., Camber’s wholly-owned subsidiary (“Merger Sub”), and the Members of Lineal (the “Lineal Members”). Lineal is a specialty construction and oil and gas services enterprise providing services to the energy industry. Pursuant to the Lineal Plan of Merger, Camber acquired 100% of the ownership of Lineal from the Lineal Members in consideration for newly issued shares of Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”) and Series F Redeemable Preferred Stock (“Series F Preferred Stock”), as discussed in greater detail below under “Lineal Acquisition and Divestiture”.

On December 31, 2019, the Company entered into, and closed the transactions contemplated by a Preferred Stock Redemption Agreement, by and between the Company, Lineal and the holders of the Company’s Series E Preferred Stock and Series F Preferred Stock (the “Preferred Holders”). Pursuant to the Redemption Agreement, effective as of December 31, 2019, each holder of Series E Preferred Stock transferred such Series E Preferred Stock to Camber in consideration for their pro rata share (except as discussed below in connection with the Series F Preferred Stock holder, who was also a holder of Series E Preferred Stock) of 100% of the Common Shares of Lineal and the holder of the Series F Preferred Stock transferred such Series F Preferred Stock (and such Series E Preferred Stock shares held by such holder) to Camber in consideration for 100% of the Preferred Shares of Lineal and as a result, ownership of 100% of Lineal was transferred back to the Preferred Holders, the original owners of Lineal prior to the Lineal Merger. Additionally, all of the Series E Preferred Stock and Series F Preferred Stock of the Company were automatically cancelled and deemed redeemed by the Company and the Series F Holder waived and forgave any and all accrued dividends on the Series F Preferred Stock. See also “Lineal Acquisition and Divestiture” below.

On February 3, 2020, the Company entered into an Agreement and Plan of Merger (as amended to date, the “Merger Agreement”) with Viking Energy Group, Inc. (“Viking”). The Merger Agreement provides that a newly-formed wholly-owned subsidiary of the Company (“Merger Sub”) will merge with and into Viking (the “Merger”), with Viking surviving the Merger as a wholly-owned subsidiary of the Company, as described in greater detail below under “Viking Plan of Merger”.

Moving forward, the Company plans to complete the Merger with Viking and then focus on growing through the development of Viking’s properties while also seeking new acquisitions to grow its oil and gas production and revenues through the combined entity. The Company anticipates raising additional financing to complete acquisitions following the closing of the Merger, which may be through the sale of debt or equity. As described below, the Merger is subject to various closing conditions which may not be met pursuant to the contemplated timeline, if at all.

Mid-Continent Acquisition and Divestiture

On December 30, 2015, the Company entered into an Asset Purchase Agreement (as amended from time to time, the “Asset Purchase Agreement”) to acquire, from twenty-three different entities and individuals (the “Sellers”), working interests in producing properties and undeveloped acreage (the “Acquisition”), which acquisition transaction was completed on August 25, 2016. The assets acquired include varied interests in two largely contiguous acreage blocks in the liquids-rich Mid-Continent region. In connection with the closing of the acquisition, we assumed approximately $30.6 million of commercial bank debt, issued 417 shares of common stock to certain of the Sellers, issued 552,000 shares of Series B Preferred Stock to one of the Sellers and its affiliate, and paid $4,975,000 in cash to certain of the Sellers. The effective date of the Acquisition was April 1, 2016.

On July 12, 2018, the Company entered into an Asset Purchase Agreement (as amended, the “Sale Agreement”), as seller, with N&B Energy, LLC (“N&B Energy”) as purchaser, which entity is affiliated with Richard N. Azar II, the Company’s former Chief Executive Officer and former director, and Donnie B. Seay, the Company’s former director (each of which were Sellers). Pursuant to the Sale Agreement, which closed September 26, 2018, effective August 1, 2018, the Company sold to N&B Energy a substantial portion of its assets, including all of the assets acquired pursuant to the Acquisition and certain other assets, other than the production payment and overriding royalty interests discussed below (the “Disposed Assets”). In consideration for the Disposed Assets, N&B Energy agreed to pay the Company $100 in cash, to assume the Company’s liabilities and contractual obligations in connection with the Disposed Assets (including lease and bonus payments), to assume all of the Company’s obligations and debt owed under its outstanding loan agreement with International Bank of Commerce (“IBC Bank”), which had a then outstanding principal balance of approximately $36.9 million and the other parties agreed to enter into a settlement agreement.

On September 26, 2018, the Company entered into an Assumption Agreement (the “Assumption Agreement”) with IBC Bank; CE Operating, LLC, the Company’s wholly-owned subsidiary (“CE Operating”), which became a party to the Sale Agreement pursuant to the second amendment thereto; N&B Energy; Mr. Azar; RAD2 Minerals, Ltd., an entity owned and controlled by Mr. Azar (“RAD2”); Mr. Seay; and DBS Investments, Ltd., an entity owned and controlled by Mr. Seay (“DBS”). Azar, Seay, RAD2, and DBS are collectively referred to as the “Guarantors”.

Pursuant to the Assumption Agreement, N&B Energy agreed to assume all of the Company’s liabilities and obligations owed to IBC Bank and IBC Bank approved the transactions contemplated by the Sale Agreement and the assumption by N&B Energy of all of the amounts and liabilities which the Company owed to IBC Bank (collectively, the “IBC Obligations”). Finally, pursuant to the Assumption Agreement, IBC Bank released and forever discharged the Company and CE Operating and each of their current and former officers, directors, and stockholders, from all covenants, agreements, obligations, claims and demands of any kind, whether in law or at equity, which IBC Bank then had, arising out of or related to the amounts which the Company owed to IBC Bank under the Loan Agreement or mortgages and/or under such documents or agreements, and further agreed to release the lien which IBC Bank then held on certain of the Company’s properties located in west Texas.

On September 26, 2018, the transactions contemplated by the Sale Agreement closed and N&B Energy assumed all of the IBC Obligations (pursuant to the Assumption Agreement) and paid the Company $100 in cash, and the Company transferred ownership of the Disposed Assets to N&B Energy.

Notwithstanding the sale of the Disposed Assets, the Company retained its assets in Glasscock and Hutchinson Counties, Texas and also retained a 12.5% production payment (effective until a total of $2.5 million has been received, of which no funds have been received to date) and a 3% overriding royalty interest, in its then existing Okfuskee County, Oklahoma asset; and retained an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignment of Overriding Royalty Interests.

The effective date of the Sale Agreement was August 1, 2018. The Assets were assigned “as is” with all faults.

As a result of the Assumption Agreement and the Sale Agreement, the Company reduced its liabilities by $37.9 million and its assets by approximately $12.1 million.

Lineal Acquisition and Divestiture

In connection with the Lineal Plan of Merger, the Company entered into several other agreements, including (a) a Security Exchange Agreement dated July 8, 2019 (the “Exchange Agreement”), by and between the Company and an accredited institutional investor, Discover Growth Fund LLC, who has funded the Company over the past several years (“Discover”); (b) a Termination Agreement dated July 8, 2019, by and between the Company and Discover Growth Fund, which purchased shares of Series C Preferred Stock from us in December 2018 (“Discover Growth”, which subsequently transferred all of its shares of Series C Preferred Stock to Discover); and (c) a Funding and Loan Agreement dated July 8, 2019, by and among the Company, Lineal, and certain of the Lineal Members who also acquired shares of the Company’s preferred stock as a result of the Lineal Merger (the “Funding Agreement”), which provided for the Company to loan $1,050,000 to Lineal, which loan was evidenced by a Promissory Note entered into by Lineal, as borrower, in favor of the Company, as lender, dated July 8, 2019 (the “July 2019 Lineal Note”).

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

Subsequent to the closing date of the Lineal Plan of Merger, for various reasons, the parties to such Lineal Plan of Merger were unable to complete a further acquisition or combination which would allow the post-Merger combined company to meet the initial listing standards of the NYSE American. This was a requirement to the Company having to seek shareholder approval for the terms of the Series E Preferred Stock (including the voting rights (i.e., the right, together with the Series F Preferred Stock, to vote 80% of the Company’s voting shares) and conversion rights (i.e., the right to convert into between 67-70% of the Company’s post-shareholder approval capitalization) associated therewith). Consequently, and because no definitive timeline was able to be established for when the Company believed it would meet the NYSE American initial listing standards and consequently, when shareholder approval would be sought or received for the terms of the Series E Preferred Stock and Series F Preferred Stock, the Preferred Holders and the Company determined it was in their mutual best interests to unwind the Lineal Merger.

In order to affect such unwinding, on December 31, 2019, we, Lineal (and its subsidiaries) and the Preferred Holders entered into, and closed the transactions contemplated by, a Preferred Stock Redemption Agreement (the “Redemption Agreement” and the redemption contemplated thereby, the “Redemption” or the “Lineal Divestiture”).

Pursuant to the Redemption Agreement, the parties thereto mutually agreed to unwind the Lineal Merger and allow for the redemption in full of Lineal by the Preferred Holders. In connection therewith, the Company redeemed the Company’s Series E and F Preferred Stock issued in connection with the Lineal Merger and ownership of 100% of Lineal was transferred back to the Preferred Holders, and all of the Series E Preferred Stock and Series F Preferred Stock of the Company outstanding were cancelled through the redemption.

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

Viking Plan of Merger

On February 3, 2020, the Company and Viking entered into the Merger Agreement. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of Viking (the “Viking Common Stock”) issued and outstanding, other than certain shares owned by the Company, Viking and Merger Sub, will be converted into the right to receive the pro rata share of 80% of the Company’s post-closing capitalization, subject to certain adjustment mechanisms discussed in the Merger Agreement (and excluding shares issuable upon conversion of the Series C Preferred Stock of the Company). Holders of Viking Common Stock will have any fractional shares of Company common stock after the Merger rounded up to the nearest whole share. The completion of the Merger is subject to certain closing conditions. Specifically, the percentage of shares retained by Camber shareholders (initially 80%, the “Camber Percentage”) is adjusted as follows: (i) for each (A) $500,000 in Camber unencumbered cash (without any associated debt) available for use by the combined company (the “Combined Company”) after the Effective Time, with a permitted use being to, among other things, pay debt obligations of Viking outside of Viking’s Ichor division or Elysium division, which comes from equity sold by Camber for cash from February 3, 2020, through the Effective Time, which is not contingent or conditional upon the closing of the Merger (the “Camber Surplus Cash”), or (B) $500,000 in other unencumbered assets acquired by Camber after February 3, 2020 and prior to closing without increasing Camber’s liabilities (the “Other Camber Surplus Assets”), the Camber Percentage will increase by an incremental 0.5% (a “Camber Percentage Increase”); and (ii) for each additional $500,000 in Viking unencumbered cash (without any associated debt) for use by the Combined Company after the Effective Time which is not contingent or conditional upon the closing of the Plan of Merger, with a permitted use being to, among other things, pay debt obligations of Viking outside of Viking’s Ichor division or Elysium division in excess of $500,000 at Closing, which comes from equity sold by Viking for cash from February 3, 2020 through the Effective Time, the Camber Percentage will decrease by an incremental 0.5% (a “Camber Percentage Decrease”). The aggregate Camber Percentage Increase or Camber Percentage Decrease shall not exceed 5% pursuant to this particular section of the Merger Agreement, and neither party will raise capital from the other party’s existing shareholders without the prior written consent of such other party.

The Merger Agreement can be terminated (i) at any time with the mutual consent of the parties; (ii) by either the Company or Viking if any governmental consent or approval required for closing is not obtained, or any governmental entity issues a final non-appealable order or similar decree preventing the Merger; (iii) by either Viking or the Company if the Merger shall not have been consummated on or before September 30, 2020, provided that the Company or Viking shall have the right to extend such date from time to time, until up to December 31, 2020, in the event that the Company has not fully resolved SEC comments on the Form S-4 (a preliminary draft of which has previously been filed) or other SEC filings related to the Merger, and Camber is responding to such comments in a reasonable fashion, subject to certain exceptions; (iv) by the Company or Viking, upon the breach by the other of a term of the Merger, which is not cured within 30 days of the date of written notice thereof by the other; (v) by the Company if Viking is unable to obtain the affirmative vote of its stockholders for approval of the Merger; (vi) by Viking if the Company is unable to obtain the affirmative vote of its stockholders required pursuant to the terms of the Merger Agreement; and (vii) by Viking or the Company if the other party’s directors change their recommendation to their stockholders to approve the Merger, subject to certain exceptions set forth in the Merger Agreement, or if there is a willful breach of the Merger Agreement by the other party thereto.

A further requirement to the closing of the Merger was that the Company was required to have acquired 25% of Viking’s subsidiary Elysium Energy, LLC (“Elysium”) as part of a $5,000,000 investment in Viking’s Rule 506(c) offering, which transaction was completed on February 3, 2020, as discussed below and have acquired an additional 5% of Elysium as part of a subsequent $4,200,000 investment in Viking’s Rule 506(c) offering, which transaction was completed on June 25, 2020, as discussed below.

In the event of termination of the Merger Agreement, we are required, under certain circumstances described below, to return a portion of the Elysium interests to Viking:

Reason for Termination	Percentage of Elysium Retained by Camber
The reasonable likelihood that the combined company will not meet the initial listing requirements of the NYSE American, required regulatory approvals will not be obtained, or the registration statement on Form S-4 will not be declared effective, through no fault of Camber or Viking	20%*
Termination of the Merger Agreement by either party, through no fault of Camber	25%*
Termination of the Merger Agreement due to a material breach of the Merger Agreement by Camber or its disclosure schedules	0%*
Termination of the Merger Agreement for any reason and in the event the Secured Notes (defined below) are not repaid within 90 days of the date of termination and the Additional Payment (defined below) is not made.	30%

*Assumes the payment of Secured Notes within 90 days of the date of termination of the Merger Agreement and the Additional Payment (defined below) is made.

The Merger Agreement provides that the Secured Notes (defined below) will be forgiven in the event the Merger closes, and the Secured Notes will be due 90 days after the date that the Merger Agreement is terminated by any party for any reason, at which time an additional payment equal to (i) 115.5% of the original principal amount of the Secured Notes, minus (ii) the amount due to the Company pursuant to the terms of the Secured Notes upon repayment thereof (the “Additional Payment”) is due.

A required condition to the entry into the Merger was that the Company loan Viking $5 million, pursuant to the terms of a Securities Purchase Agreement, which was entered into on February 3, 2020 (the “SPA”). On February 3, 2020, the Company and Discover entered into a Stock Purchase Agreement pursuant to which Discover purchased 525 shares of Series C Preferred Stock (described in greater detail below under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Description of Capital Stock- Preferred Stock - Series C Redeemable Convertible Preferred Stock”), for $5 million, at a 5% original issue discount to the $10,000 face value of such preferred stock. Pursuant to the SPA, the Company made a $5 million loan to Viking (using funds raised from the sale of the Series C Preferred Stock shares to Discover), which was evidenced by a 10.5% Secured Promissory Note (the “February 2020 Secured Note”). The February 2020 Secured Note is secured by a security interest, para passu with the other investors in Viking’s Secured Note offering (subject to certain pre-requisites) in Viking’s 70% ownership of Elysium and 100% of Ichor Energy Holdings, LLC, Viking’s 100% subsidiary. Additionally, pursuant to a separate Security and Pledge Agreement entered into on February 3, 2020, Viking provided the Company a security interest in the membership, common stock and/or ownership interests of all of Viking’s existing and future, directly owned or majority owned subsidiaries, to secure the repayment of the February 2020 Secured Note.

The February 2020 Secured Note is convertible into common shares of Viking at a conversion price of $0.24 per share at any time after March 4, 2020, and before the 15th day after Viking’s common stock has traded at an average daily price of at least $0.55 for 15 consecutive business days (at which point the February 2020 Secured Note is no longer convertible), provided that the Company is restricted from converting any portion of the February 2020 Secured Note into Viking’s common stock if upon such conversion the Company would beneficially own more than 4.99% of Viking’s common stock (which percentage may be increased or decreased, with 61 days prior written notice to Viking, provided that such percentage cannot under any circumstances be increased to greater than 9.99%).

As additional consideration for the Company making the loan to Viking, Viking assigned the Company a 25% interest in Elysium pursuant to the terms of an Assignment of Membership Interests dated February 3, 2020.

Elysium holds certain working interests and over-riding royalty interests in oil and gas properties in Texas (approximately 71 wells in 11 counties) and Louisiana (approximately 52 wells in 6 parishes), along with associated wells and equipment, and was producing an average of approximately 2,700 Boe per day in March 2020.

The Merger Agreement was amended by:

(1) a First Amendment thereto entered into by the parties on May 27, 2020, which (i) modified the Camber Percentage adjustment mechanism to cap the aggregate Camber Percentage Increase or Camber Percentage Decrease at 5%; (ii) modify the events resulting in such adjustments; (iii) correct a prior error with such calculation which discussed Camber being required to have $4 million in cash at closing; and (iv) provided that neither party will raise capital from the other party’s existing shareholders without the prior written consent of the other party;

(2) a Second Amendment thereto entered into by the parties on June 15, 2020, which extended the date after which the Merger Agreement can be cancelled by either the Company or Viking, if not completed thereby, from June 30, 2020 to September 30, 2020, provided that either the Company or Viking have the right to further extend such date from time to time, until up to December 31, 2020, in the event that the Company has not fully resolved SEC comments on Registration Statement on Form S-4 which the Company filed in connection with the Merger, or other SEC filings related to the Merger, and the Company is responding to such comments in a reasonable fashion, subject to certain exceptions; and

 (3) a Third Amendment thereto entered into by the parties on June 25, 2020, which (i) provided for the entry into the June 2020 SPA and the loan of the $4.2 million evidenced by the June 2020 Secured Note (discussed below); (ii) provided for the requirement to pay the Additional Payment as a break-up fee, in the event the Merger is terminated prior to closing; (iii) updated the percentages of Elysium which are required to be returned to Viking upon termination of the Merger (as updated in the table above); (iv) confirm that none of the funds loaned by the Company to Viking will affect the merger ratios set forth in the Merger Agreement; and (v) allow for the Company’s Board of Directors to authorize the payment to the officers and directors of the Company, of consideration of up to $150,000 each ($600,000 in aggregate), for past services rendered and services to be rendered by such individuals through the closing date of the Merger, which compensation has not been formally authorized by the Board of Directors to date, but which is expected to be authorized and documented in the coming weeks.

The discussion of the Merger Agreement included throughout this Report (including under this “Viking Plan of Merger” section) has been updated to take into effect the amendments affected by the First Amendment, Second Amendment and Third Amendment.

On June 25, 2020, the Company loaned Viking an additional $4.2 million, pursuant to the terms of a Securities Purchase Agreement, which was entered into on the same date. The $4.2 million loan was evidenced by a 10.5% Secured Promissory Note (the “June 2020 Secured Note” and together with the February 2020 Secured Note, the “Secured Notes”), the repayment of which was secured by the terms of a Security and Pledge Agreement. The June 2020 Secured Note has substantially similar terms as the February 3, 2020 10.5% Secured Note discussed above, and substantially similar security rights in Viking in connection therewith.

As additional consideration for the Company making the loan to Viking, Viking assigned the Company an additional 5% of Elysium pursuant to the terms of an Assignment of Membership Interests dated June 25, 2020, which brings the Company’s current total ownership of Elysium up to 30%.

June 2020 Stock Purchase Agreement

On and effective June 22, 2020, the Company and Discover entered into a Stock Purchase Agreement (the “June 2020 Purchase Agreement”), pursuant to which Discover purchased 630 shares of Series C Preferred Stock for $6 million, at a 5% original issue discount to the $10,000 face value of such preferred stock (the “Face Value”). Pursuant to the June 2020 Purchase Agreement, as long as Discover holds any shares of Series C Preferred Stock, the Company agreed that, except as contemplated in connection with the Merger, the Company would not issue or enter into or amend an agreement pursuant to which the Company may issue any shares of common stock, other than (a) for restricted securities with no registration rights, (b) in connection with a strategic acquisition, (c) in an underwritten public offering, or (d) at a fixed price. The Company also agreed that it would not issue or amend any debt or equity securities convertible into, exchangeable or exercisable for, or including the right to receive, shares of common stock (i) at a conversion price, exercise price or exchange rate or other price that is based upon or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of the security or (ii) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock.

Additionally, provided that the Company has not materially breached the terms of the June 2020 Purchase Agreement, the Company may at any time, in its sole and absolute discretion, repurchase from Discover all, but not less than all, of the then outstanding shares of Series C Preferred Stock sold pursuant to the agreement by paying to Discover 110% of the aggregate face value of all such shares.

The Company also agreed to provide Discover a right of first offer to match any offer for financing the Company receives from any person while the shares of Series C Preferred Stock sold pursuant to the June 2020 Purchase Agreement are outstanding, except for debt financings not convertible into common stock, which are excluded from such right to match.

Finally, the Company agreed that if it issues any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to Discover, then the Company would notify Discover of such additional or more favorable term and such term, at Discover’s option, may become a part of the transaction documents with Discover.

The Company agreed pursuant to the June 2020 Purchase Agreement that if the Merger does not close by the required date approved by the parties thereto (as such may be extended from time to time), the Company is required, at Discover’s option, in its sole and absolute discretion, to immediately repurchase from Discover all then outstanding Series C Preferred Stock shares acquired by Discover pursuant to the June 2020 Purchase Agreement, by paying to Discover 110% of the aggregate Face Value of all such shares (the “Repurchase Requirement”), which totals $6,930,000.

Finally, the Company agreed to include proposals relating to the approval of the June 2020 Purchase Agreement and the issuance of the shares of common stock upon conversion of the Series C Preferred Stock sold pursuant to the June 2020 Purchase Agreement, as well as an increase in authorized common stock to fulfill the Company’s obligations to issue such shares, at the meeting held to approve the Merger or a separate meeting in the event the Merger is terminated prior to shareholder approval, and to use commercially reasonable best efforts to obtain such approvals as soon as possible and in any event prior to December 31, 2020.

The Company loaned $4.2 million of the funds provided by the June 2020 Purchase Agreement to Viking in connection with the purchase of the June 2020 Secured Note.

Amendment to February 2020 Stock Purchase Agreement

On June 22, 2020, the Company and Discover entered into an Amendment to Stock Purchase Agreement (the “SPA Amendment”), pursuant to which Discover agreed to terminate the obligation set forth in the Stock Purchase Agreement previously entered into between the Company and Discover on February 3, 2020, which contained a Repurchase Requirement substantially similar to the one contained in the June 2020 Purchase Agreement (as to the 525 shares of Series C Preferred Stock sold to Discover on February 3, 2020), which would have required that the Company pay Discover an aggregate of $5,775,000 in connection with the redemption of the 525 shares of Series C Preferred Stock the Company sold to Discover in the event the Merger was terminated.

Current Operations and Business Information

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

As of March 31, 2020, the Company had leasehold interests (working interests) covering approximately 221 / 3,500 (net / gross) acres, producing from the Cline and Wolfberry formations. The remaining Texas acreage consists of leasehold covering approximately 555 / 638 (net / gross) acres and wellbores located in the Panhandle in Hutchinson County, Texas, which was acquired by the Company in March 2018, and which will be transferred as part of the PetroGlobe settlement discussed below. On May 30, 2019, the Company received a Severance Order from the Texas Railroad Commission (the “TRC”) for noncompliance with TRC rules, suspending the Company’s ability to produce or sell oil and gas from its Panhandle leases in Hutchinson County, Texas, until certain well performance criteria are met. Since that time, the Company followed TRC procedures in order to regain TRC compliance for the Panhandle wells. Additionally, as a result of a notice from its working interest partner, PetroGlobe Energy Holdings, LLC (“PetroGlobe”), and related litigation, all prior production on the Panhandle wells was held in suspense. The Company cured its prior issues with the TRC and plans to close the transactions contemplated by its Settlement Agreement with PetroGlobe shortly after the filing of this Report, as discussed below under “Item 3. Legal Proceedings”; which will provide for among other things, the Company’s transfer of its ownership of its Hutchinson County, Texas properties and wells to PetroGlobe, which transaction and transfer is anticipated to close shortly after the filing of this Report.

As of March 31, 2020, Camber was producing an average of approximately 35.8 net barrels of oil equivalent per day (“Boepd”) from 25 active well bores. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. Our production sales totaled 13,084 Boe, net to our interest, for the year ended March 31, 2020. At March 31, 2020, Camber’s total estimated proved producing reserves were 133,442 Boe, of which 98,600 Bbls were crude oil and NGL reserves, and 207,823 Mcf were natural gas reserves. None of these reserves relate to the Company’s Panhandle properties.

The Hutchinson County, Texas, acquisition in March 2018 included interests in 48 gross non-producing well bores, 5 saltwater disposal wells, and the required infrastructure and equipment necessary to support future hydrocarbon production as well as approximately 555 net leasehold acres in Hutchinson County, Texas. Camber holds an interest in 25 producing wells in Glascock County and the Company previously restored 11 wells in Hutchinson County to production, which are not currently producing and are plugged.

As of March 31, 2020 and through the date of this Report was filed; Camber had curtailed the majority of its production from its wells in Hutchinson County, Texas, because of the Severance Order issued by 2019 as discussed above. As part of the settlement discussed below under “Item 3. Legal Proceedings”, the Hutchinson County, Texas wells were plugged and such wells will be transferred to PetroGlobe shortly after the filing of this Report.

At March 31, 2019, Camber’s total estimated proved reserves were 203,406 Boe, of which 124,520 Bbls were crude oil reserves, 44,100 Bbls were natural gas liquids and 208,710 Mcf were natural gas reserves. Approximately 76% of the Boe was proved producing.

As of March 31, 2020, Camber had no employees, and utilized independent contractors on an as-needed basis.

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

Recent Reverse Stock Splits and Amendments to Articles

On March 1, 2018, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to affect a 1-for-25 reverse stock split of all outstanding common stock shares of the Company which was effective on March 5, 2018. On December 20, 2018, the Company filed a Certificate of Change with the Secretary of State of Nevada to affect another 1-for-25 reverse stock split of the Company’s (a) authorized shares of common stock (from 500,000,000 shares to 20,000,000 shares); and (b) issued and outstanding shares of common stock, which was effective on December 24, 2018. Effective on April 10, 2019, the Company amended its Articles of Incorporation to increase the number of the Company’s authorized shares of common stock, $0.001 per value per share, from 20,000,000 shares to 250,000,000 shares. On July 3, 2019, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to affect another 1-for-25 reverse stock split of all outstanding common stock shares of the Company, which was effective on July 8, 2019. On October 28, 2019, the Company filed a Certificate of Change with the Secretary of State of Nevada to affect a 1-for-50 reverse stock split of the Company’s (a) authorized shares of common stock (from 250,000,000 shares to 5,000,000 shares); and (b) issued and outstanding shares of common stock. The reverse stock split was effective on October 29, 2019. The effect of the reverse stock split was to combine every 50 shares of outstanding common stock into one new share, with a proportionate 1-for-50 reduction in the Company’s authorized shares of common stock, but with no change in the par value per share of the common stock. The result of the reverse stock split was to reduce the number of common stock shares outstanding on the effective date of the reverse, from approximately 74.5 million shares to approximately 1.5 million shares (prior to rounding). Effective on April 16, 2020, with the approval of the Company’s stockholders at its April 16, 2020 special meeting of stockholders, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized shares of common stock to 25 million shares of common stock, which filing was effective the same date.

All issued and outstanding shares of common stock, conversion terms of preferred stock, options and warrants to purchase common stock and per share amounts contained herein have been retroactively adjusted to reflect the reverse splits for all periods presented.

Industry Segments

Our operations during the year ended March 31, 2019 were all crude oil and natural gas exploration and production related. For the year ended March 31, 2020, our operations were all crude oil and natural gas exploration and production related, except that from July 8, 2019 to December 31, 2019, we also owned and operated Lineal, which operated as an oil and gas service company and generated oil and gas service revenues. As described above under “Lineal Acquisition and Divestiture”, on December 31, 2019, we divested our entire interest in Lineal. In conjunction with the Lineal Divestiture, all contract revenue (oil and gas service revenue) has been included in “Loss from Discontinued Operations” for the year ended March 31, 2020, on the statement of operations.

Operations and Oil and Gas Properties

We operate and invest in areas that are known to be productive, with a reasonably established production history, in order to decrease geological and exploratory risk. The Company has certain interests in wells producing from the Wolfberry and Cline formations in Glasscock County, Texas.

In March 2018, we completed the acquisition of working interests in certain leases, wells and equipment located in the Texas panhandle and a 37.5% interest in one partnership that owned certain leases, wells and equipment in the same fields, for a total purchase price of $250,000, payable in three tranches, from an entity which is controlled by Ian Acrey, who served as the operating manager of our operations through a different entity. The acquisition included 49 non-producing well bores, 5 saltwater disposal wells and the required infrastructure and equipment necessary to support future hydrocarbon production as well as approximately 555 net leasehold acres in Hutchinson County, Texas. As a result of the May 30, 2019 Severance Order from the TRC discussed above, the Company was effectively blocked from selling oil and gas from its 11 Panhandle wells located in Hutchinson County, Texas, and as a result of the PetroGlobe lawsuit discussed below under “Item 3. Legal Proceedings”, a total of approximately 1,000 barrels of oil were held in suspension pending the outcome of the lawsuit. As discussed below under “Item 3. Legal Proceedings”; on January 27, 2020, the Company entered into a Compromise Settlement Agreement (the “Settlement Agreement”) with PetroGlobe, Signal Drilling, LLC (“Signal”), Petrolia Oil, LLC (“Petrolia”), Prairie Gas Company of Oklahoma, LLC (“PGCO”), and Canadian River Trading Company, LLC (“CRTC”). Pursuant to the Settlement Agreement, the Company agreed to pay PetroGlobe $250,000, of which $100,000 was due upon execution of the Settlement Agreement, which payment has been made, and $150,000 was paid to an escrow account, which payment will be released in connection with the successful transfer of all wells and partnership interests of the Company’s prior wholly-owned subsidiary C E Energy, LLC (“CE”) to PetroGlobe, which is anticipated to occur shortly after the filing of this Report. CE operates all of our former producing wells and leases located in Hutchinson County, Texas, which as discussed above are being transferred to PetroGlobe.

On September 26, 2018, the transactions contemplated by the Sale Agreement (described above under “Mid-Continent Acquisition and Divestiture”) closed and N&B Energy assumed all of the IBC Obligations (pursuant to the Assumption Agreement described above) and paid the Company $100 in cash, and the Company transferred ownership of the Disposed Assets (defined above, constituting a substantial portion of its assets) to N&B Energy. Notwithstanding the sale of the Disposed Assets which included approximately 18,000 net acres, the Company retained its assets in Glasscock County and Hutchinson Counties, Texas and also retained a 12.5% production payment (effective until a total of $2.5 million has been received – of which none has been received as of the filing date) and a 3% overriding royalty interest, in its then existing Okfuskee County, Oklahoma assets; and retained an overriding royalty interest on certain other undeveloped leasehold interests.

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

We generally sell a significant portion of our oil and gas production to a relatively small number of customers. For the year ended March 31, 2020, our consolidated revenues were from the sale of oil, gas and natural gas liquids under marketing contracts primarily with Apache Corporation. We are not dependent upon any one purchaser and have alternative purchasers available at competitive market prices if there is disruption in services or other events that cause us to search for other ways to sell our production.

During the year ended March 31, 2020, one customer accounted for 92% of our total revenues and during the year ended March 31, 2019, three customers accounted for 84% of our total revenues. We do not believe the loss of any customer will have a material effect on the Company because alternative customers are readily available.

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

Risks Relating to the Merger

Because the exchange ratio in the Merger will be set based on a number of factors immediately prior to closing the Merger that cannot be determined now, stockholders cannot be certain how many shares of common stock will be issued to the Viking stockholders, in the Merger.

At the effective time of the Merger (the “effective time”), each share of Viking common stock issued and outstanding immediately prior to the effective time (other than Viking shares owned by Camber, Viking and Merger Sub) will be converted into the right to receive the pro rata share of an adjustable percentage (initially 80% prior to adjustment) of our post-effective time capitalization (our 20% share is referred to as the “Camber Percentage”), taking into account the number of shares of common stock of the Company outstanding on a fully-diluted basis, but without taking into account any shares of common stock which the holder of our Series C Preferred Stock can receive upon conversion of the Series C Preferred Stock (which as of June 16, 2020, are convertible into approximately 66.8 million shares of common stock, not including an additional approximately 2.7 million shares of common stock which remain to be issued upon the prior conversion of shares of Series C Preferred Stock and are held in abeyance, subject to their 9.99% ownership limitation), subject to adjustment as provided in the designation of such Series C Preferred Stock). Holders of Viking common stock will have any fractional shares of Company common stock after the Merger rounded up to the nearest whole share.

The Camber Percentage is to be adjusted as follows: (i) for each additional $500,000 (a) of unencumbered cash (without any associated debt) available for use by the combined company after the closing of the Merger, which comes from equity sold by Camber for cash from February 3, 2020 through the closing of the Merger, or (b) in other unencumbered assets acquired by Camber after the date of the Merger Agreement and prior to closing without increasing Camber’s liabilities, which is not contingent or conditional upon the closing of the Merger, the Camber Percentage will increase by an incremental 0.5%; and (ii) for each additional $500,000 in Viking unencumbered cash (without any associated debt) available for use by the combined company after the closing of the Merger, outside of Viking’s Ichor division or Elysium division in excess of $500,000, which comes from equity sold by Viking for cash from February 3, 2020 through the closing of the Merger, which is not contingent or conditional upon the closing of the Merger, the Camber Percentage will decrease by an incremental 0.5%. Notwithstanding the above, the Camber Percentage will not be decreased to lower than 15% or increased to more than 25%.

These factors and certain other factors which will adjust the percentages described above and the shares issuable to Viking are currently unknown as such number of shares of common stock issuable to Viking stockholders pursuant to the Merger is currently unknown.

Combining Camber and Viking may be more difficult, costly or time-consuming than expected and Camber and Viking may fail to realize the anticipated benefits of the Merger, including expected financial and operating performance of the combined company.

The success of the Merger will depend, in part, on the combined company’s ability to realize anticipated cost savings from combining the businesses of Camber and Viking. To realize the anticipated benefits and cost savings from the Merger, Camber and Viking must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized. If Camber and Viking are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the Merger could be less than anticipated.

Camber and Viking have operated and, until the completion of the Merger, must continue to operate independently. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with leaseholders, customers, suppliers and employees or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each of Camber and Viking during this transition period and for an undetermined period after completion of the Merger on the combined company.

The combined company may be unable to retain Camber and/or Viking personnel successfully after the Merger is completed.

The success of the Merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by Camber and Viking. It is possible that these employees may decide not to remain with Camber or Viking, as applicable, while the Merger is pending, or with the combined company after the Merger is consummated. If key employees terminate their employment, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating Camber and Viking to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, Camber and Viking may not be able to locate or retain suitable replacements for any key employees who leave either company.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the Merger may be completed, applicable waiting periods must expire or terminate, and applicable approvals may need to be obtained under certain antitrust and competition laws and regulations. In deciding whether to grant regulatory clearances and approvals, the relevant governmental entities may consider, among other things, the effect of the Merger on competition within their relevant jurisdiction. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger. In addition, any such conditions, terms, obligations or restrictions may result in the delay or abandonment of the Merger.

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

The Merger Agreement contains provisions that could adversely impact competing proposals to acquire us. These provisions include the prohibition on us generally from soliciting any acquisition proposal or offer for a competing transaction and the requirement that transfer back to Viking up to the entire 30% interest in Elysium which we acquired on February 3, 2020 (25%) and June 25, 2020 (5%) if the Merger Agreement is terminated in specified circumstances (as discussed above under “Item 1. Business – General – Viking Plan of Merger”) and requiring us, upon termination of the Merger, to redeem 630 shares of Series C Preferred Stock held by Discover at a price of $6,930,000. These provisions might discourage a third party that might have an interest in acquiring all or a significant part of our company from considering or proposing an acquisition, even if that party were prepared to pay consideration with a higher value than the current proposed Merger consideration. Furthermore, the termination fee may result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

Stockholder litigation could prevent or delay the closing of the Merger or otherwise negatively impact the business and operations of Camber.

Camber may incur costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the Merger. Such litigation could have an adverse effect on the financial condition and results of operations of Camber and could prevent or delay the consummation of the Merger.

In the event the Merger closes, it will cause immediate and substantial dilution to existing stockholders and a change of control of Camber.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of common stock of Viking issued and outstanding immediately prior to the effective time, other than certain shares owned by Camber, Viking and Merger Sub, will be converted into the right to receive the pro rata share of 80% of Camber’s post-effective time capitalization, taking into account the number of shares of common stock of Camber outstanding on a fully-diluted basis and without taking into account any shares of common stock which the holder of Camber’s Series C Preferred Stock can receive upon conversion of the Series C Preferred Stock, subject to certain adjustment mechanisms discussed in the Merger Agreement. As such, in the event the contemplated Merger closes, the issuance of the common stock consideration to Viking will result in immediate and substantial dilution to the interests of Camber’s then stockholders and result in a change of control of Camber.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. These conditions to the closing of the Merger may not be fulfilled and, accordingly, the Merger may not be completed. In addition, if the Merger is not completed by September 30, 2020 (or up to December 31, 2020, if the required closing date is extended by the parties, which is allowed under certain circumstances), either Camber or Viking may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after stockholder approval. In addition, Camber or Viking may elect to terminate the Merger Agreement in certain other circumstances.

Certain of Viking’s convertible note holders will need to approve the merger, or be repaid, prior to the merger closing.

Certain holders of convertible notes in Viking will have to approve the Merger, or their notes will need to be repaid in full at closing of the Merger. Any failure of those note holders to approve the Merger, or Viking to repay those note holders prior to closing, may prevent the Merger from closing. Viking may raise funding through the sale of debt or equity prior to the closing of the Merger to repay those note holders.

Certain of Viking’s warrant holders will need to approve the merger prior to the merger closing.

If Viking is unable to obtain the consent of certain of its outstanding warrant holders to the Merger, the closing of the Merger may not occur.

Termination of the Merger Agreement could negatively impact Camber.

In the event the Merger Agreement is terminated, our business may have been adversely impacted by our failure to pursue other beneficial opportunities due to the focus of management on the Merger, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and our board of directors seeks another merger or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration provided for by the Merger. If the Merger Agreement is terminated under certain circumstances, Camber may be required to transfer Viking back the 30% interest in Elysium and will be required to redeem 630 shares of Series C Preferred Stock held by Discover at a price of $6,930,000. Although Viking has agreed to repay the Secured Notes upon the termination of the Merger Agreement and to pay Camber an additional amount as a break-up fee upon termination of the Merger, which if paid will be sufficient for Camber to pay the amount it owes to Discover in connection with the redemption of 630 shares of Series C Preferred Stock ($6,930,000), Viking may be unable to pay such amounts when due and Camber may be unable to pay any difference in amounts owed. If Camber is unable to timely pay Discover amounts due in connection with the required redemption of the Series C Preferred Stock it could have a material adverse effect on Camber’s cash flows, operations, and its ability to continue as a going concern, all of which could cause the value of Camber’s common stock to decline in value or become worthless.

The combined company will be required to re-meet the initial listing standards of the NYSE American in order to close the Merger.

The Merger Agreement provides that in the event the NYSE American determines that the Merger constitutes, or will constitute, a “back-door listing”/“reverse merger”, Camber (and its common stock) is required to qualify for initial listing on the NYSE American, pursuant to the applicable guidance and requirements of the NYSE as of the date of the Merger and the NYSE American has expressed their initial opinion that the merger will constitute, a “back-door listing”/”reverse merger”. The NYSE American initial listing standards include more stringent requirements than the NYSE American continued listing standards, which as discussed in the risk factors below, Camber is not currently in compliance with; provided that Camber believes it will be in compliance with the continued listing standards through the closing of the merger.

The NYSE American initial listing standards require that issuers meeting one of the following tests: (1) $750,000 of pre-tax income (in either the last fiscal year or two of the three most recent years), $3 million of public float, $4 million of stockholders’ equity and a minimum share price of $3 per share; (2) $15 million of public float, $4 million of stockholders’ equity, a $3 per share price and 2 years of operating history; (3) a $50 million market cap; $15 million of public float, $4 million of stockholders’ equity, and a $2 per share price; (4) a $75 million market cap; $20 million of public float and a $3 per share price; or (5) $75 million in total assets and total revenue (in either the last fiscal year or two of the three most recent years); $20 million of public float and a $3 per share price, plus in each case either (a) 800 public stockholders and 500,000 shares of total public float; (b) 400 public stockholders and 1,000,000 shares of total public float; or (c) 400 public stockholders, 500,000 shares of total public float and a 2,000 share daily trading volume (over the past six months).

Camber as a stand-alone company does not currently meet the initial listing standards described above and the combined company may similarly not meet such requirements.

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

●          under the Merger Agreement, we may be required to transfer back to Viking the 30% interest in Elysium which we have acquired to date, and will be required to redeem 630 shares of Series C Preferred Stock held by Discover at a price of $6,930,000 if the Merger is terminated. If such termination fee is payable, the payment of this fee could have material and adverse consequences to our financial condition and operations. Furthermore, although Viking has agreed to pay us a break-up fee in the event the Merger is terminated, which will allow us to redeem the 630 shares of Series C Preferred Stock required to be redeemed from Discover, Viking may be unable to pay such amount when due;

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

General Business and Other Risks Relating to the Company

We currently have only limited oil and gas operations.

Our Hutchinson County, Texas leases make up approximately 30% of our historical total producing properties. We were notified by the Texas Railroad Commission that our P 4 Certificate of Compliance was cancelled because our Hutchinson County, Texas wells had been inactive for more than one year and had not yet been granted a plugging extension. As part of the settlement agreement entered into with PetroGlobe, as discussed below under “Item 3. Legal Proceedings”, we agreed to remedy the issues with the Texas Rail Road Commission and transfer ownership of our Hutchinson County, Texas properties to PetroGlobe or its designees, which transfer is in process and is anticipated to be completed shortly after the filing of this Report. As such, following such transfer, we will no longer have ownership of, or generate any revenues from, such Hutchinson County, Texas leases. As a result of such transfer, the Company will have limited oil and gas operations.

Lineal and Viking owe us a substantial amount of money which may not be timely repaid, if at all.

Pursuant to a December 31, 2019 Redemption Agreement entered into between us and the prior owners of Lineal, we entered into a new unsecured promissory note in the amount of $1,539,719 with Lineal, evidencing the outstanding amount of a prior July 2019 promissory note, together with additional amounts loaned by us to Lineal through December 31, 2019 (the “December 2019 Lineal Note”); and loaned Lineal an additional $800,000, which was evidenced by an unsecured promissory note in the amount of $800,000, entered into by Lineal in favor of Camber on December 31, 2019 (“Lineal Note No. 2”). The December 2019 Lineal Note and Lineal Note No. 2, accrue interest, payable quarterly in arrears, beginning on March 31, 2020 and continuing until December 31, 2021, when all interest and principal is due, at 8% and 10% per annum (18% upon the occurrence of an event of default), respectively. The December 2019 Lineal Note and Lineal Note No. 2 are unsecured.

On February 3, 2020 and June 25, 2020, we advanced $5 million and $4.2 million, respectively, to Viking and Viking provided us, among other things, the Secured Notes. The Secured Notes accrue interest at the rate of 10.5% per annum, payable quarterly and are due and payable on February 3, 2022. The notes include standard events of default, including certain defaults relating to the trading status of Viking’s common stock and change of control transactions involving Viking. The Secured Notes can be prepaid at any time with prior notice as provided therein, and together with a pre-payment penalty equal to 10.5% of the original amount of the Secured Notes. The Secured Notes are secured by a security interest, para passu with the other investors in Viking’s Secured Note offering (subject to certain pre-requisites) in Viking’s 70% ownership of Elysium and 100% of Ichor Energy Holdings, LLC. Additionally, pursuant to a separate Security and Pledge Agreement, Viking provided Camber a security interest in the membership, common stock and/or ownership interests of all of Viking’s existing and future, directly owned or majority owned subsidiaries, to secure the repayment of the Secured Notes. The Secured Notes will be forgiven upon the closing of the Merger.

In the event the Lineal notes or the Secured Notes are not paid when due and/or the interest thereon is not timely paid, we may have to take legal action to enforce the repayment of such notes. Furthermore, Lineal and/or Viking may not have sufficient cash to repay such notes when due, including, but not limited to interest due thereon. The Lineal notes are unsecured and as such, secured credits of Lineal may have priority rights to Lineal’s assets in connection with any liquidation or bankruptcy. Although the Secured Notes are secured by Viking, such security interest may not be sufficient to repay the note and other creditors may have priority rights to such collateral. In the event the notes payable to us are not timely paid and/or not paid in full, it could have a material adverse effect on our cash flows and our ability to pay our debts as they become due. Any failure by Viking or Lineal to timely repay their debt obligations to us could cause the value of our securities to decline in value or become worthless.

Our Business and operations may be adversely affected by the recent COVID-19 pandemic or other similar outbreaks.

As a result of the recent COVID-19 outbreak or other adverse public health developments, including voluntary and mandatory quarantines, travel restrictions and other restrictions, our operations, and those of our subcontractors, customers and suppliers, have and may continue to experience delays or disruptions and temporary suspensions of operations. In addition, our financial condition and results of operations have been and may continue to be adversely affected by the coronavirus outbreak.

The timeline and potential magnitude of the COVID-19 outbreak is currently unknown.  The continuation or amplification of this virus could continue to more broadly affect the United States and global economy, including our business and operations, and the demand for oil and gas (as it has already).  For example, a significant outbreak of coronavirus or other contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect our operating results. In addition, the effects of COVID-19 and concerns regarding its global spread have recently negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the price we receive for oil and natural gas and materially and adversely affected the demand for and marketability of our production. As the potential impact from COVID-19 is difficult to predict, the extent to which it may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results, notwithstanding the fact that the impact of COVID-19 has already negatively affected our first quarter and second quarter results of operations.

Furthermore, Covid-19 and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that has negatively impacted, and may continue to negatively impact, global demand and prices for crude oil and NGLs. If the COVID-19 outbreak should continue or worsen, we may also experience disruptions to commodities markets, equipment supply chains and the availability of personnel, which could adversely affect our ability to conduct our business and operations. There are still too many variables and uncertainties regarding the COVID-19 pandemic - including the ultimate geographic spread of the virus, the duration and severity of the outbreak and the extent of travel restrictions and business closures imposed in affected countries - to fully assess the potential impact on our business and operations.

We may have difficulty managing growth in our business, which could have a material adverse effect on our business, financial condition and results of operations and our ability to execute our business plan in a timely fashion.

Because of our small size, growth in accordance with our business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources. If we expand our activities, developments and production, and increases in the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the inability to recruit and retain experienced managers, geoscientists, petroleum engineers, landmen, engineers and employees could have a material adverse effect on our business, financial condition and results of operations and our ability to execute our business plan in a timely fashion.

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

We also have an active Board of Directors that meets several times throughout the year and is intimately involved in its business and the determination of our operational strategies. Members of our Board of Directors work closely with management to identify potential prospects, acquisitions and areas for further development. If any of our directors resign or become unable to continue in their present role, it may be difficult to find replacements with the same knowledge and experience and as a result, our operations may be adversely affected.

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

Because of the inherent dangers involved in oil and gas exploration, there is a risk that we may incur liability or damages for our conduct or our business operations, which could force us to expend a substantial amount of money in connection with litigation and/or a settlement.

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us in the future. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for the purchase of properties and/or property interests, exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. As such, our current insurance or the insurance that we may obtain in the future may not be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations, which could lead to any investment in us declining in value or becoming worthless.

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

We currently have outstanding indebtedness and we may incur additional indebtedness which could reduce our financial flexibility, increase interest expense and adversely impact our operations in the future.

We currently have outstanding indebtedness and, in the future, may incur significant amounts of additional indebtedness in order to make acquisitions or to develop properties. Our level of indebtedness could affect our operations in several ways, including the following:

●	a significant portion of our cash flows could be used to service our indebtedness;
●	a high level of debt would increase our vulnerability to general adverse economic and industry conditions;
●	any covenants contained in the agreements governing our outstanding indebtedness could limit our ability to borrow additional funds;
●	dispose of assets, pay dividends and make certain investments;

●	a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, they may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing; and
●	debt covenants to which we may agree may affect our flexibility in planning for, and reacting to, changes in the economy and in its industry.

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

We may experience adverse impacts on our reported results of operations as a result of adopting new accounting standards or interpretations.

Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our reported financial position or operating results or cause unanticipated fluctuations in our reported operating results in future periods.

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Part II - Item 9A. Controls and Procedures”, as of March 31, 2020, our Interim CEO and CFO have determined that our disclosure controls and procedures were not effective, and such disclosure controls and procedures have not been deemed effective since approximately September 30, 2017. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020 and determined that such internal control over financial reporting was not effective as a result of such assessment.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock, and/or result in litigation against us or our management. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC.

Risks Relating to Our Oil and Gas Operations and Industry

We are subject to production declines and loss of revenue due to shut-in wells.

The majority of our oil and gas production revenues come from a small number of producing wells. In the event those wells are required to be shut-in (as they were for various periods in the past), our production and revenue could be adversely affected. Our wells are shut-in from time-to-time for maintenance, workovers, upgrades and other matters outside of our control, including repairs, adverse weather (including hurricanes, flooding and tropical storms), inability to dispose of produced water or other regulatory and market conditions. Any significant period where our wells, and especially our top producing wells, are shut-in, would have a material adverse effect on our results of production, oil and gas revenues and net income or loss for the applicable period. However, notwithstanding the above, Camber’s management believes that Camber’s non-operated properties will be immaterial to the combined company following the merger and following the merger the combined company’s management will determine what course to take regarding such combined company assets, including Camber’s non-operated properties.

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

Our oil and gas revenues, operating results, profitability, cash flow, future rate of growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our oil and natural gas properties, are substantially dependent upon prevailing prices of crude oil and natural gas. Lower crude oil and natural gas prices also may reduce the amount of crude oil and natural gas that we can produce economically. Historically, the markets for crude oil and natural gas have been very volatile, and such markets are likely to continue to be volatile in the future. Prices for oil and natural gas fluctuate widely in response to a variety of factors beyond our control, such as:

●	overall U.S. and global economic conditions;
●	weather conditions and natural disasters;
●	seasonal variations in oil and natural gas prices;
●	price and availability of alternative fuels;
●	technological advances affecting oil and natural gas production and consumption;
●	consumer demand;
●	domestic and foreign supply of oil and natural gas;
●	variations in levels of production;
●	regional price differentials and quality differentials of oil and natural gas; price and quantity of foreign imports of oil, NGLs, and natural gas;
●	global pandemics and epidemics, such as COVID-19;
●	the completion of large domestic or international exploration and production projects;
●	restrictions on exportation of oil and natural gas;
●	the availability of refining capacity;
●	the impact of energy conservation efforts;
●	political conditions in or affecting other oil producing and natural gas producing countries, including the current conflicts in the Middle East and conditions in South America and Russia; and
●	domestic and foreign governmental regulations, actions and taxes.

Further, oil and natural gas prices do not necessarily fluctuate in direct relation to each other. Our revenue, profitability, and cash flow depend upon the prices of supply and demand for oil and natural gas, and a drop in prices can significantly affect our financial results and impede our growth. In particular, declines in commodity prices may:

●	negatively impact the value of our reserves, because declines in oil and natural gas prices would reduce the value and amount of oil and natural gas that we can produce economically;
●	reduce the amount of cash flow available for capital expenditures, repayment of indebtedness, and other corporate purposes; and
●	limit Camber’s ability to borrow money or raise additional capital.

 Downturns and volatility in global economies and commodity and credit markets have materially adversely affected our business, results of operations and financial condition.

Our results of operations are materially adversely affected by the conditions of the global economies and the credit, commodities and stock markets. Among other things, we have recently been adversely impacted, and anticipate to continue to be adversely impacted, due to a global reduction in consumer demand for oil and gas, and consumer lack of access to sufficient capital to continue to operate their businesses or to operate them at prior levels. In addition, a decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect the demand for oil and gas and as a result our results of operations.

We may be forced to write-down material portions of our assets if low oil prices continue.

The recent COVID-19 outbreak has led to low oil prices. A continued period of low prices may force us to incur material write-downs of our oil and natural gas properties, which could have a material effect on the value of our properties, and cause the value of our securities to decline in value.

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

Declines in oil and, to a lesser extent, NGL and natural gas prices, have in the past, and will continue in the future to, adversely affect our business, financial condition and results of operations may adversely affect our ability to meet our capital expenditure obligations or targets and financial commitments.

The price we receive for oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of reserves, the nature and scale of our operations and future rate of growth. Oil, NGL and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. In general, our financial results are more sensitive to movements in oil prices. The price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude rising from a low of $27 in February 2016 to a high of $76 in October 2018, then, in 2020, dropping below $20 per barrel due in part to reduced global demand stemming from the recent global COVID-19 outbreak, provided that pricing has since increased to over $30 per barrel prior to the filing of this Report. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity and our ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy, which would have a material adverse effect on our stock price and indebtedness. Additionally, lower oil and natural gas prices have, and may in the future, cause, a decline in our stock price. During the year ended March 31, 2020, the daily NYMEX WTI oil spot price ranged from a high of $66.24 per Bbl to a low of $14.1 per Bbl and the NYMEX natural gas Henry Hub spot price ranged from a high of $4.70 per MMBtu to a low of $2.54 per MMBtu.

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

If we make acquisitions or enter into any business combinations in the future, funding permitting, we could have difficulty integrating the acquired companies’ assets, personnel and operations with our own. Additionally, acquisitions, mergers or business combinations we may enter into in the future (other than the Merger) could result in a change of control of the Company, and a change in the Board of Directors or officers of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition or completing a business combination, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions and business combinations are accompanied by a number of inherent risks, including, without limitation, the following:

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

All of our oil and gas properties are located in Texas. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from wells caused by transportation capacity constraints, curtailment of production, availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, interruption of transportation of oil or natural gas produced from the wells in this area, governmental restrictions, stay-at-home orders and local outbreaks of communicable diseases, including COVID-19. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and gas producing areas such as the ones we operate in, which may cause these conditions to occur with greater frequency or magnify the effect of these conditions. Due to the concentrated nature of our portfolio, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

Future acquired properties may not be worth what we pay due to uncertainties in evaluating recoverable reserves and other expected benefits, as well as potential liabilities.

Successful property acquisitions require an assessment of a number of factors beyond our control. These factors include estimates of recoverable reserves, exploration potential, future natural gas and oil prices, operating costs, production taxes and potential environmental and other liabilities. These assessments are complex and inherently imprecise. Our review of the properties we acquire may not reveal all existing or potential problems. In addition, our review may not allow us to fully assess the potential deficiencies of the properties. We do not inspect every well, and even when we inspect a well, we may not discover structural, subsurface, or environmental problems that may exist or arise. There may be threatened or contemplated claims against the assets or businesses we acquire related to environmental, title, regulatory, tax, contract, litigation or other matters of which we are unaware, which could materially and adversely affect our production, revenues and results of operations. We may not be entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities, and our contractual indemnification may not be effective. At times, we acquire interests in properties on an “as is” basis with limited representations and warranties and limited remedies for breaches of such representations and warranties. In addition, significant acquisitions can change the nature of our operations and business if the acquired properties have substantially different operating and geological characteristics or are in different geographic locations than our existing properties.

We have limited control over activities in properties we do not operate, which could reduce our production and revenues, affect the timing and amounts of capital requirements and potentially result in a dilution of our respective ownership interest in the event we are unable to make any required capital contributions.

We currently serve as the operator of 35 shut-in wells which are located in the Texas Panhandle, provided that, shortly after the filing of this Report, subject to the Settlement Agreement discussed below under “Item 3. Legal Proceedings”, we plan to transfer ownership of such wells to PetroGlobe. After such transfer, we will not operate any of our wells. As a result, we may have a limited ability to exercise influence over normal operating procedures, expenditures or future development of underlying properties and their associated costs. For all of the properties that are operated by others, we are dependent on their decision-making with respect to day-to-day operations over which we have little control. The failure of an operator of wells in which we have an interest to adequately perform operations, or an operator’s breach of applicable agreements, could reduce production and revenues we receive from that well. The success and timing of our drilling and development activities on properties operated by others depend upon a number of factors outside of our control, including the timing and amount of capital expenditures, the available expertise and financial resources, the inclusion of other participants and the use of technology. Since we do not own the majority interest in many of the wells we do not operate, we may not be in a position to remove the operator in the event of poor performance.

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

We are limited in our ability to undertake subsequent financings.

On and effective June 22, 2020, we and Discover entered into a Stock Purchase Agreement (the “June 2020 Purchase Agreement”). Pursuant to the June 2020 Purchase Agreement, as long as Discover holds any shares of Series C Preferred Stock, we agreed that, except as contemplated in connection with the Merger, we would not issue or enter into or amend an agreement pursuant to which we may issue any shares of common stock, other than (a) for restricted securities with no registration rights, (b) in connection with a strategic acquisition, (c) in an underwritten public offering, or (d) at a fixed price; or issue or amend any debt or equity securities convertible into, exchangeable or exercisable for, or including the right to receive, shares of common stock (i) at a conversion price, exercise price or exchange rate or other price that is based upon or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of the security or (ii) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock. These restrictions may make it more costly for us to raise funding in the future or may limit our ability to raise funding, which could force us to curtail our business plan or prohibit us from taking advantage of an attractive investment, acquisition or drilling activities, all of which could have a negative effect on the value of our common stock and our near-term or long-term prospects.

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

On February 24, 2020, we received notice from the NYSE American (the “Exchange”) that we were not in compliance with certain of the Exchange’s continued listing standards as set forth in Part 10 of the NYSE American Company Guide (the “Company Guide”). Specifically, because we reported stockholders’ equity of $3.1 million as of December 31, 2019 and net losses in three of our four most recent fiscal years then ended, we did not comply with Section 1003(a)(ii) of the Company Guide because we had stockholders’ equity of less than $4,000,000 and reported losses from continuing operations and/or net losses in three of our four most recent fiscal years. In order to maintain our listing on the Exchange, the Exchange requested we submit a plan of compliance (the “Plan”) by March 25, 2020 addressing how we intended to regain compliance with Section 1003(a)(ii) of the Company Guide by August 24, 2021, which plan was submitted and accepted. During the plan period, we are able to continue our listing and will be subject to continued periodic review by the Exchange staff. If we do not make progress consistent with the Plan during the plan period, we will be subject to delisting procedures as set forth in the Company Guide.

It is a required condition to the closing of the Merger that in the event the Exchange determines that the Merger constitutes, or will constitute, a “back-door listing”/“reverse merger”, which we expect that it will, we (and our common stock) will be required to qualify for initial listing on the NYSE American, pursuant to the applicable guidance and requirements of the Exchange.

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

In the past we have been out of compliance with the NYSE American’s continued listing standards which (a) require a listed company to maintain stockholders’ equity of more than $2-$6 million, depending on the prior years of net losses experienced by the listed company; and (b) require a listed company to maintain an average trading price for its securities which exceeds $0.20 per share, for each 30 day rolling period. While we have cured such prior non-compliance, as discussed above, we are currently not in compliance with the Exchange’s continued listing rules. Notwithstanding that, we expect that upon completion of the Merger we will once again regain compliance with the NYSE American listing standards and the parties to the Merger anticipate us being able to meet the initial listing standards of the Exchange prior to the closing of the Merger, which is a condition to closing the Merger.

If we are unable to retain compliance with the NYSE American criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing. In addition, delisting from the NYSE American might negatively impact our reputation and, as a consequence, our business. Additionally, if we were delisted from the NYSE American and we are not able to list our common stock on another national exchange we will no longer be eligible to use Form S-3 registration statements (we are currently not eligible to use Form S-3 until approximately October 2020 due to a late Form 8-K which was due in September 2019) and will instead be required to file a Form S-1 registration statement for any primary or secondary offerings of our common stock, which would delay our ability to raise funds in the future, may limit the type of offerings of common stock we could undertake, and would increase the expenses of any offering, as, among other things, registration statements on Form S-1 are subject to SEC review and comments whereas take downs pursuant to a previously filed Form S-3 are not.

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

We currently have a volatile market for our common stock, and the market for our common stock is and may remain volatile in the future.

We currently have a highly volatile market for our common stock, which market is anticipated to remain volatile in the future. Factors that could affect our stock price or result in fluctuations in the market price or trading volume of our common stock include:

●	our actual or anticipated operating and financial performance and drilling locations, including reserve estimates;
●	quarterly variations in the rate of growth of our financial indicators, such as net income/loss per share, net income/loss and cash flows, or those of companies that are perceived to be similar to us;
●	changes in revenue, cash flows or earnings estimates or publication of reports by equity research analysts;
●	speculation in the press or investment community;
●	public reaction to our press releases, announcements and filings with the SEC;
●	sales of our common stock by us or other stockholders, or the perception that such sales may occur;
●	the amount of our freely tradable common stock available in the public marketplace;
●	general financial market conditions and oil and natural gas industry market conditions, including fluctuations in commodity prices;
●	the realization of any of the risk factors that we are subject to;
●	the recruitment or departure of key personnel;
●	commencement of, or involvement in, litigation;
●	the prices of oil and natural gas;
●	the success of our exploration and development operations, and the marketing of any oil and natural gas we produce;
●	changes in market valuations of companies similar to the Company; and
●	domestic and international economic, public health, legal and regulatory factors unrelated to our performance.

Our common stock is listed on the NYSE American under the symbol “CEI.” Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Additionally, general economic, political, public health and market conditions, such as recessions, interest rates or international currency fluctuations, or global virus outbreaks may adversely affect the market price of our common stock. You should exercise caution before making an investment in us.

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

We have authorized capital stock consisting of 25,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of June 24, 2020, we had 12,455,929 shares of common stock outstanding and 2,951 shares of Series C Preferred Stock outstanding (each as described in greater detail below under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Description of Capital Stock”). As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, subject to the requirements of the NYSE American (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), which if issued could cause substantial dilution to our then stockholders. Shares of additional preferred stock may also be issued by our Board of Directors without stockholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have super voting rights and/or other rights or preferences which could provide the preferred stockholders with substantial voting control over us subsequent to the date of this filing and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

Stockholders may be diluted significantly through our efforts to obtain financing and/or satisfy obligations through the issuance of additional shares of our common stock.

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock. Subject to certain consent rights of the holder of our Series C Preferred Stock, our Board of Directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares of common stock (subject to NYSE American rules which limit among other things, the number of shares we can issue without stockholder approval to no more than 20% of our outstanding shares of common stock, subject to certain exceptions). These actions will result in dilution of the ownership interests of existing stockholders, and that dilution may be material.

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

Risks Relating to Our Series C Preferred Stock

The full amount of premiums, interest and dividends through the maturity date of our Series C Preferred Stock is due upon the repayment/redemption or conversion, as applicable, of the Series C Preferred Stock.

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

The requirement that we pay all premiums and dividends through maturity and the adjustable nature of such premium and dividend rates, may force us to issue the holders significant additional shares of common stock, which may cause significant dilution to existing stockholders. The requirement that we pay all premiums and dividends through maturity may make it too costly for us to redeem the Series C Preferred Stock, prior to conversion thereof, as applicable.

The number of shares of common stock issuable in consideration for premiums, interest and dividends through maturity on the Series C Preferred Stock continue to be adjustable after the conversion of such securities.

Pursuant to the terms of the Series C Preferred Stock, the conversion rate of such securities in connection with the premiums and dividends due on such securities through maturity (7 years, regardless of when converted), continues to be adjustable after the issuance of such securities. Specifically, such securities remain adjustable, based on a discount to the lowest daily volume weighted average price during a measuring period for a period of 30 or 60 days (depending on whether or not a Triggering Event has occurred) after the applicable number of shares stated in the initial conversion notice have actually been received into the holder’s designated brokerage account in electronic form and fully cleared for trading (subject to certain extensions described in the applicable securities). Because Discover (the holder of the Series C Preferred Stock) is limited to holding not more than 9.99% of the Company’s common stock upon exercise/conversion of any security, Discover will not receive all of the shares due upon any conversion, until it has sold shares and been issued additional shares and as such, the beginning date for the applicable 30 or 60 day period after conversion is impossible to determine and may be a significant additional number of days after the initial conversion by Discover.

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

Discover holds an approximately $87.8 million liquidation preference in the Company.

Each share of Series C Preferred Stock held by Discover includes a liquidation preference, payable to Discover upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company, prior to any distribution or payment made to the holders of preferred stock or common stock, by reason of their ownership thereof equal to $10,000, plus an amount equal to any accrued but unpaid dividends thereon. Because the dividends currently require that interest be paid on the Face Value of between 24.95% and 34.95% per annum, for the entire seven year term of the Series C Preferred Stock (even if payable sooner than seven years after the issuance date), the total liquidation value required to be paid to Discover upon a liquidation, dissolution or winding up of the Company is approximately $87.8 million as of the date of this report. As referenced above, this liquidation preference would be payable prior to any amount being distributed the holders of our common stock. Because our net assets total significantly less than $87.8 million, it is likely that our common stockholders would not receive any amount in the event the Company was liquidated, dissolved or wound up, and that Discover would instead receive the entire amount of available funds after liquidation.

Discover, as holder of our Series C Preferred Stock, effectively has the ability to consent to any material transaction involving the Company including the Merger.

Due to the restrictions placed on the Company as a result of the Series C Preferred Stock, including, but not limited to the significant liquidation preference discussed above and the fact that, as long as Discover holds any shares of Series C Preferred Stock, we agreed that we would not issue or enter into or amend an agreement pursuant to which we may issue any shares of common stock, other than (a) for restricted securities with no registration rights, (b) in connection with a strategic acquisition, (c) in an underwritten public offering, or (d) at a fixed price; or issue or amend any debt or equity securities convertible into, exchangeable or exercisable for, or including the right to receive, shares of common stock (i) at a conversion price, exercise price or exchange rate or other price that is based upon or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of the security or (ii) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock. Discover has to effectively consent to any material transaction involving the Company. In the event Discover does not consent to any such transaction, we may be prohibited (either effectively or otherwise) from completing a material transaction in the future, including, but not limited to a combination or acquisition which may be accretive to stockholders. Furthermore, Discover may condition the approval of a future transaction, which conditions may not be favorable to stockholders. It is contemplated that Discover will be required to consent to the terms of the Merger in connection with the completion for the Merger, for the Merger to close. As such, in the event Discover fails to approve the Merger, it is likely the Merger won’t be able to move forward and will be terminated.

Our Series C Preferred Stock holder, Discover, holds rights of first refusal to provide further funding and favored nation rights.

We have granted Discover a right of first offer to match any offer for financing we receive from any person while the shares of Series C Preferred Stock sold pursuant to the June 2020 Purchase Agreement are outstanding, except for debt financings not convertible into common stock, which are excluded from such right to match. Such right of first refusal may delay or prevent us from raising funding in the future.

We also agreed that if we issue any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to Discover, then we would notify Discover of such additional or more favorable term and such term, at Discover’s option, may become a part of the transaction documents with Discover, including the Series C Preferred Stock and the agreements relating to the sale thereof. Such favored nations provision may make it more costly to complete transactions in the future, may prevent future transactions from occurring and/or may provide Discover additional rights than it currently has, all of which may cause significant dilution to existing stockholders, and/or cause the value of our common stock to decline in value.

Discover, subject to applicable contractual restrictions, and/or a third party, may sell short our common stock, which could have a depressive effect on the price of our common stock.

Discover is currently prohibited from selling the Company’s stock short; however, in the event a trigger event occurs under the Series C Preferred Stock such restriction is waived. Additionally, nothing prohibits a third party from selling the Company’s common stock short based on their belief that due to the dilution caused by the conversions/exercises of the securities held by Discover, that the trading price of our common stock will decline in value. The significant downward pressure on the price of our common stock as Discover sells material amounts of our common stock could encourage investors to short sell our common stock. This could place further downward pressure on the price of our common stock and in turn result in Discover receiving additional shares of common stock upon exercise/conversion of its securities, and adjustments thereof.

The Shares of Series C Preferred Stock sold pursuant to the June 2020 Purchase Agreement include the obligation for us to redeem such shares under certain circumstances.

We agreed pursuant to the June 2020 Purchase Agreement that if the Merger does not close by the required date approved by the parties thereto (as such may be extended from time to time), which date is currently September 30, 2020, but which may be extended until December 31, 2020, in the event that we have not fully resolved SEC comments on the Form S-4 (a preliminary draft of which has previously been filed) or other SEC filings related to the Merger, and we are responding to such comments in a reasonable fashion, subject to certain exceptions, and, we are required, at Discover’s option in its sole and absolute discretion, to immediately repurchase from Discover all then outstanding Series C Preferred Stock shares acquired by Discover pursuant to the June 2020 Purchase Agreement, by paying to Discover 110% of the aggregate face value of all such shares ($6,930,000). Viking also agreed pursuant to the Merger Agreement to pay a break-up fee upon termination of the Merger Agreement, which if paid, would allow us to pay Discover the amount we would owe in connection with the required redemption of the 630 shares of Series C Preferred Stock ($6,930,000). The required redemption of the Series C Preferred Stock, if legally authorized under Nevada law, could reduce the amount of cash we have available for working capital and could require Camber to raise additional funding in the future, which funding may not be available on favorable terms, if at all.

Because the conversion discounts related to the conversion premiums payable in connection with the Series C Preferred Stock are fixed, and not based on percentages, the percentage of such discounts increase as our stock price declines.

As described in greater detail below under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Description of Capital Stock”, the conversion rate of such premiums and dividends payable on the Series C Preferred Stock equals 95% of the average of the lowest 5 individual daily volume weighted average prices during the applicable Measuring Period, not to exceed 100% of the lowest sales prices on the last day of the Measuring Period (the “Non-Triggering Event Percentage Discounted VWAP”), less $0.05 per share of common stock, unless a triggering event (described in the Series C Preferred Stock Designation) has occurred, in which case the conversion rate equals 85% of the lowest daily volume weighted average price during the Measuring Period (the “Triggering Event Percentage Discounted VWAP” and together with the Non-Triggering Event Percentage Discounted WWAP, as applicable, the “Percentage Discounted WWAP”), less $0.10 per share of common stock, not to exceed 85% of the lowest sales prices on the last day of such Measuring Period, less $0.10 per share. Because the $0.05 and $0.10 discounts (the “Fixed Conversion Discounts”) which apply to the already discounted Percentage Discounted VWAPs are fixed, the percentage of such discounts increase as the value of its common stock decreases. For example, see the table below:

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

As a result, as shown above, as the trading price of our common stock decreases in value, the percentage discount to the Percentage Discounted VWAP which each further $0.05/$0.10 discount results in, increases exponentially, and in certain cases may result in the ultimate conversion price being less than 0, which would result in a conversion price of $0.001 per share, the par value of Camber’s common stock (which occurred in 2019), and the minimum conversion price at which the Series C Preferred Stock is convertible.

The effects of the Fixed Conversion Discounts will be further exacerbated in the event of a reverse stock split of Camber’s outstanding common stock. For example, if in the future Camber completes a 1-for-25 reverse stock split of Camber’s outstanding shares of common stock, the $0.05/$0.10 Fixed Conversion Discounts will be automatically adjusted to equal a fixed conversion discount to the Percentage Discounted VWAP of $1.25/$2.50 per share, which will likely result in a conversion price significantly below such values, and any decrease in the Percentage Discounted VWAP below $1.25/$2.50 per share, will result in a conversion price of the Series C Preferred Stock of $0.001 per share.

ITEM 2. PROPERTIES.

Areas of Activities

We have invested in areas that are known to be productive, with a reasonably established production history, in order to decrease geological and exploratory risk. Our Glasscock County, Texas properties produce oil and gas primarily from the Wolfberry, Cline and Fusselman formations and are all non-operated.

The following table summarizes our gross and net developed leasehold acreage at March 31, 2020. Developed acreage is the number of acres that are allocated or assignable to producing wells or wells capable of production. The Company holds no undeveloped acreage as of March 31, 2020. Acreage in which our interest is limited to royalty and overriding royalty interests is excluded:

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

 Production, Sales Price and Production Costs

The Company produced oil, natural gas and NGLs from 25 non-operated wells in Glasscock County, Texas during the year ended March 31, 2020. The Company operated 35 non-producing wells in Hutchinson County, Texas during the year ended March 31, 2020, which wells are in the process of being transferred to PetroGlobe as discussed under “Item 3. Legal Proceedings”.

The following tables represent our total production, average sales prices and average production costs for the years ended March 31, 2020 and 2019:

	2020	2019
Net Operating Revenues:
Crude Oil	$296,036	$526,365
Natural Gas	37,049	772,105
NGL	64,033	1,443,632
Total Revenues	$397,118	$2,742,102

Production sales:
Crude oil (Bbls)	5,399	8,846
Natural gas (Mcf)	18,892	321,423
NGL (Gallons)	190,503	2,153,280
Total (barrels oil equivalent or Boe)(1)	13,084	113,685

Average Sales Price:
Crude Oil ($/Bbl)	$54.83	$59.51
Natural Gas ($/Mcf)	1.96	2.40
NGL ($/Gal)	0.34	0.67

Average Production Cost ($/Boe):	$37.76	$26.42

As of March 31, 2020, production from the Glasscock field (the Company’s only field) comprises 100% of our total proved reserves. The production volumes for the years ended March 31, 2020 and 2019 are represented in the table below:

	2020	2019
Hutchinson Area
Crude oil (Bbls)	—	132
Natural gas (Boe)	—	—
NGL (Bbls)	—	—

Glasscock County
Crude oil (Bbls)	4,962	5,897
Natural gas (Boe)	3,149	20,241
NGL (Bbls)	4,536	5,387

Well Summary

The following table presents our ownership in productive crude oil and natural gas wells at March 31, 2020. The gross number represents the number of wells in which we have a working interest. The net number is the sum of our net revenue interest in each well.

	Gross	Net
Hutchinson and Glasscock Counties, Texas:	25	1.16
Total	25	1.16

Drilling Activity

In the years ended March 31, 2020 and 2019, we had no gross or net wells that were in the process of being drilled nor did we have any delivery commitments.

At March 31, 2020, we had no gross or net wells that were in the process of being drilled nor did we have any delivery commitments.

Oil and Natural Gas Reserves

Reserve Information. For estimates of Camber’s net proved producing reserves of crude oil and natural gas, as well as discussion of Camber’s proved and probable undeveloped reserves, see “Part II - Item 8 Financial Statements and Supplementary Data – Supplemental Oil and Gas Disclosures (Unaudited)”. At March 31, 2020, Camber’s total estimated proved reserves were 133,442 Boe of which 54,850 Bbls were crude oil reserves, 43,955 Bbls were NGL reserves and 207,823 Mcfs were natural gas reserves.

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

Mr. Keene has over 40 years of experience in oil and gas and has performed oil and gas consulting, supervision and design and analysis services for various entities in the states of Colorado, Texas, New Mexico, Wyoming, Utah and Oklahoma. Mr. Keene graduated from Texas Tech University with a Bachelor’s of Science Degree in Petroleum Engineering in 1976. Mr. Keene has experience with leasing large ranches, assembling small lot tracts, leasing corporate mineral interests, drafting lease terms, managing land teams, negotiating on and offsite drilling locations, pipeline easements, review of title documents, farmout and participation agreements, Texas Rail Road Commission filings, gas contracts and JIB agreements. He also has experience with vertical and horizontal drilling supervision, well design, AFE cost estimations, well log analysis, and control, logistics, urban noise abatement and equipment routing.

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

Qualifications of Third-Party Engineers. For the years ended March 31, 2020 and 2019, respectively, the technical person responsible for the audit of our reserve estimates at Graves & Co. Consulting LLC was Allen C. Barron, who meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Graves & CO. Consulting LLC is an independent firm and does not own an interest in our properties and is not employed on a contingent fee basis. Reserve estimates are imprecise and subjective, and may change at any time as additional information becomes available. Furthermore, estimates of oil and gas reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. A copy of the report issued by Graves & Co. Consulting LLC is filed with this report as Exhibit 99.1.

For more information regarding our oil and gas reserves, please refer to “Part II - Item 8 Financial Statements and Supplementary Data – Supplemental Oil and Gas Disclosures (Unaudited)”.

Office Lease

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

Effective August 1, 2018, the Company terminated its month-to-month lease with RAD2, and entered into a month-to-month lease at 1415 Louisiana, Suite 3500 Houston, Texas 77002 with BlackBriar Advisors LLC (“BlackBriar”). Pursuant to the sublease, BlackBriar is providing us, without charge, use of the office space in Houston, Texas. BlackBriar is affiliated with the Company’s Chief Financial Officer.

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

On January 31, 2020, the Company entered into a Compromise Settlement Agreement (the “Settlement Agreement”) with PetroGlobe, Signal Drilling, LLC (“Signal”), Petrolia Oil, LLC (“Petrolia”), Prairie Gas Company of Oklahoma, LLC (“PGCO”), and Canadian River Trading Company, LLC (“CRTC”). Pursuant to the Settlement Agreement, the Company agreed to pay PetroGlobe $250,000, of which $100,000 was due upon execution of the Settlement Agreement, which payment has been made, and $150,000 was paid to an escrow account, which release is subject to approval by the Company upon the successful transfer of all wells and partnership interests of the Company’s current wholly-owned subsidiary CE to PetroGlobe.

The Company recognized a net settlement cost of $204,842 included on the statement of operations for the year ended March 31, 2020 in connection with the settlement, which is expected to close shortly after the filing of this Report.

The Company has since brought the applicable wells into regulatory compliance to the extent such compliance was required by the Railroad Commission of Texas and the Company is in the process of assigning to PetroGlobe all of its right, title and interest in all wells, leases, royalties, minerals, equipment, and other tangible assets associated with specified wells and properties, which is expected to be completed shortly after the filing of this Report. The Company also plans to assign all of its membership interests in CE to Petrolia shortly after the filing of this Report.

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

The parties filed a motion and order to dismiss the lawsuit with prejudice shortly after execution of the Settlement Agreement.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the NYSE American under the symbol “CEI”.

Holders

As of June 24, 2020, there were approximately 160 record holders of our common stock, not including holders who hold their shares in street name.

Description of Capital Stock

The total number of shares of all classes of stock that we have authority to issue is 35,000,000, consisting of 25,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of June 24, 2020, we had (i) 12,455,929 shares of common stock outstanding and (ii) 5,000 designated shares of Series C Preferred Stock, 2,951 of which were outstanding.

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

The Company previously designated (a) 2,000 shares of preferred stock as Series A Convertible Preferred Stock (November 2011); (b) 600,000 shares of preferred stock as Series B Redeemable Convertible Preferred Stock (August 2016); (c) 50,000 shares of preferred stock as Series D Convertible Preferred Stock (July 2019); (d) 1,000,000 shares of preferred stock as Series E Redeemable Convertible Preferred Stock (July 2019); and (e) 16,750 shares of preferred stock as Series F Redeemable Preferred Stock (July 2019). Effective on May 15, 2020, due to the fact that no shares of Series A Convertible Preferred Stock, Series B Redeemable Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Redeemable Convertible Preferred Stock or Series F Redeemable Preferred Stock were outstanding, the Company filed Certificate of Withdrawal of Certificate of Designations relating to such series of preferred stock with the Secretary of State of Nevada and terminated the designation of its Series A Convertible Preferred Stock, Series B Redeemable Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Redeemable Convertible Preferred Stock or Series F Redeemable Preferred Stock effective as of the same date. As a result, the only preferred stock which is currently designated by the Company is the Company’s Series C Redeemable Convertible Preferred Stock, discussed below.

Series C Redeemable Convertible Preferred Stock

Holders of the Series C Preferred Stock are entitled to cumulative dividends in the amount of 24.95% per annum (adjustable up to 34.95% if a trigger event, as described in the designation of the Series C Preferred Stock occurs), payable upon redemption, conversion, or maturity, and when, as and if declared by our Board of Directors in its discretion, provided that upon any redemption, conversion, or maturity, seven years of dividends are due and payable on such redeemed, converted or matured stock. The Series C Preferred Stock ranks senior to the common stock. The Series C Preferred Stock has no right to vote on any matters, questions or proceedings of the Company including, without limitation, the election of directors except: (a) during a period where a dividend (or part of a dividend) is in arrears; (b) on a proposal to reduce the Company’s share capital; (c) on a resolution to approve the terms of a buy-back agreement; (d) on a proposal to wind up the Company; (e) on a proposal for the disposal of all or substantially all of the Company’s property, business and undertakings; and (f) during the winding-up of the Company.

The Series C Preferred Stock may be converted into shares of common stock (“Conversion Shares”) at any time at the option of the holder, or at our option if certain equity conditions (as defined in the certificate of designation for the Series C Preferred Stock), are met. Upon conversion, we will pay the holders of the Series C Preferred Stock being converted an amount, in cash or stock at our sole discretion, equal to the dividends that such shares would have otherwise earned if they had been held through the maturity date (i.e., seven years), and issue to the holders such number of shares of Common stock equal to $10,000 per share of Series C Preferred Stock (the “Face Value”) multiplied by the number of such shares of Series C Preferred Stock divided by the applicable Conversion Price $0.065 per share.

The conversion premium under the Series C Preferred Stock is payable and the dividend rate under the Series C Preferred Stock is adjustable. Specifically, the conversion rate of such premiums and dividends equals 95% of the average of the lowest 5 individual daily volume weighted average prices during the Measuring Period, not to exceed 100% of the lowest sales prices on the last day of the Measuring Period, less $0.05 per share of common stock, unless a trigger event has occurred, in which case the conversion rate equals 85% of the lowest daily volume weighted average price during the Measuring Period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such the Measuring Period, less $0.10 per share. The “Measuring Period” is the period beginning, if no trigger event has occurred, 30 trading days, and if a trigger event has occurred, 60 trading days, before the applicable notice has been provided regarding the exercise or conversion of the applicable security, and ending, if no trigger event has occurred, 30 trading days, and if a trigger event has occurred, 60 trading days, after the applicable number of shares stated in the initial exercise/conversion notice have actually been received into the holder’s designated brokerage account in electronic form and fully cleared for trading. Trigger events are described in the designation of the Series C Preferred Stock, but include items which would typically be events of default under a debt security, including filing of reports late with the SEC. As a result of an agreement entered into with the holder of the Series C Preferred Stock in February 2020, the Measuring Period begins on February 3, 2020.

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

We may not issue any preferred stock that is pari passu or senior to the Series C Preferred Stock with respect to any rights for a period of one year after the earlier of such date (i) a registration statement is effective and available for the resale of all shares of common stock issuable upon conversion of the Series C Preferred Stock, or (ii) Rule 144 under the Securities Act is available for the immediate unrestricted resale of all shares of common stock issuable upon conversion of the Series C Preferred Stock.

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the year ended March 31, 2020 and from the period from April 1, 2020 to the filing date of this report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as set forth below:

On October 15, 2019, the Company entered into a Settlement and Mutual Release Agreement (the “Release”) with Regal Consulting (“Regal”), pursuant to which it agreed to settle and terminate a consulting agreement with Regal Consulting. Pursuant to the Release, the Company agreed to issue Regal Consulting 1,514 shares of the Company’s restricted common stock and to pay Regal Consulting $17,500 in consideration for agreeing to terminate the agreement. The Company and Regal Consulting also provided each other mutual releases in connection with the Release. The 1,514 shares of common stock were issued to Regal Consulting on June 1, 2020.

On February 15, 2020, the Company entered into a letter agreement with Sylva International LLC d/b/a SylvaCap Media (“SylvaCap”), pursuant to which SylvaCap agreed to act as the Company’s non-exclusive digital marketing service provider in consideration for an aggregate of 100,000 shares of restricted common stock (the “SylvaCap Shares”), which are fully-earned upon their issuance, and $50,000 per month during the term of the agreement, which ends, as extended, on October 19, 2020. The SylvaCap Shares were issued on May 15, 2020.

The Series C Preferred Stock holder (Discover) did not convert any shares of Series C Preferred Stock into common stock during the period from January 1, 2020 to March 31, 2020. Since April 1, 2020, and through June 24, 2020, Discover has converted 498 shares of Series C Preferred Stock into approximately 13,033,208 shares of common stock, of which 7,354,416 shares of common stock had been issued as of June 24, 2020, and a total of approximately 5,678,792 shares of common stock were due to Discover, and are held in abeyance until such issuances are requested by Discover, subject to the 9.99% ownership limitation set forth in the designation of the Series C Preferred Stock. The number of Series C Preferred Stock converted by Discover of the Series C Preferred Stock since April 1, 2020, and through June 24, 2020, are summarized below:

●	On April 15, 2020, Discover converted 17 shares of Series C Preferred Stock into 442,804 shares of common stock, all of which have been issued to date;

●	On April 23, 2020, Discover converted 236 shares of Series C Preferred Stock into 6,147,153 shares of common stock, all of which have been issued to date; and

●

On June 23, 2020, Discover converted 245 shares of Series C Preferred Stock into 6,412,992 shares of common stock, of which a total of approximately 5,678,792 shares of common stock remain due to Discover as of June 24, 2020, and are held in abeyance until such issuances are requested by Discover, subject to the 9.99% ownership limitation set forth in the designation of the Series C Preferred Stock.

The sales and issuances of the securities described above have been determined to be exempt from registration under the Securities Act in reliance on Sections 3(a)(9) and 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering. The preferred stock holder (Discover) has represented that it is an accredited investor, as that term is defined in Regulation D, it is not a U.S. Person, and that it is acquiring the securities for its own account.

As of June 24, 2020, the 2,951 outstanding shares of Series C Preferred Stock can convert, pursuant to their terms, into 77,243,823 shares of our common stock, which number includes 181,600 shares of common stock convertible upon conversion of all of the outstanding shares of outstanding Series C Preferred Stock at a conversion price of $162.50 per share (based on the $10,000 face amount of the Series C Preferred Stock) and approximately 77,062,223 shares of common stock for premium shares due thereunder (based on the current dividend rate of 24.95% per annum), and a conversion price of $0.6688 per share (the last conversion price provided in a conversion notice provided by Discover), which may be greater than or less than the conversion price that currently applies to the conversion of the Series C Preferred Stock pursuant to the terms of the Designation, which number of premium shares may increase significantly from time to time as the trading price of our common stock decreases, upon the occurrence of any trigger event under the Designation of the Series C Preferred Stock and upon the occurrence of certain other events, as described in greater detail in the Designation of the Series C Preferred Stock. The lowest possible conversion price of the Series C Preferred Stock is $0.001 per share. If converted in full at the lowest possible conversion price, the Series C Preferred Stock would convert into a maximum of 51,539,396,600 shares of common stock.

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

Our fiscal year ends on the last day of March of the calendar year. We refer to the years ended March 31, 2020 and 2019 as our 2020 and 2019 fiscal years, respectively.

Financing

A summary of our financing transactions, funding agreements, lending transactions and other material funding transactions can be found under “Part II - Item 8 Financial Statements and Supplementary Data – Note 2 – Liquidity and Going Concern Considerations”, “Note 5 – Plan of Merger and Investment in Unconsolidated Entity”, “Note 6 – Long-Term Notes Receivable”, “Note 8 – Note Payables and Debenture”, “Note 12 - Merger Agreement and Divestiture”, “Note 14 – Stockholders’ Equity (Deficit)” and “Note 19 – Subsequent Events”.

The Company believes that it will not have sufficient liquidity to meet its operating costs unless it raises funding, which may be through the sale of equity or debt, which may be more likely if it can close the Viking Merger, which is the Company's current plan, which Merger is anticipated to close in the third calendar quarter of 2020, and which required closing date is currently September 30, 2020, but can be extended until up to December 31, 2020, pursuant to certain conditions in the Merger Agreement. There is no guarantee though that the Viking merger will be completed or other sources of funding be available. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operations

Camber’s objective for our current producing wells is to operate as efficiently as possible, look for technological advancements to increase the life of the wells, evaluate the economic viability of these wells and consider adding to or working over our low producing assets, provided that we do not currently have any plans to resume production activities on our Glasscock County, Texas wells.

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

Moving forward, Camber plans to complete the Merger with Viking and then focus on growing through the development of Viking’s properties while also seeking new acquisitions to grow its oil and gas production and revenues through the combined entity. Camber anticipates raising additional financing to complete acquisitions following the closing of the merger, which may be accomplished through the sale of debt or equity. The Merger is subject to various closing conditions which may not be met pursuant to the contemplated timeline, if at all.

For the year ended March 31, 2020, the Company produced oil, natural gas and NGLs at an average of approximately 36 Boepd from wells in two Texas counties. The Company serves as operator of 35 gross wells (all of which are shut-in and non-producing), which wells are in the process of being transferred pursuant to the terms of the Settlement Agreement discussed below under “Item 3. Legal Proceedings”. The total number of gross wells is 81, with the active producers being 36. The ratio between the gross and net production differs due to varied working interests and net revenue interests in each well. As we develop our properties, we may see the opportunity to increase our natural gas and natural gas liquids production.

Separately, the price Camber receives for its oil heavily influences its revenue and cash flows, and the present value and quality of its reserves. Oil, NGL and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. The price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude rising from a low of $27 in February 2016 to a high of $76 in October 2018, then, in 2020, most recently dropping below $20 per barrel due in part to reduced global demand stemming from the recent global COVID-19 outbreak. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, due to the COVID-19 outbreak, governmental responses thereto, decreased demand in connection therewith, or other factors will likely adversely affect Camber’s business, financial condition and liquidity and its ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy.

Reserves

Camber’s estimated total net reserves as of March 31, 2020 were 98,805 Bbls of crude oil and NGL combined and 207,823 Mcf of natural gas which translates to an equivalent of 133,442 Boe. There were no probable reserves as of March 31, 2020. These reserves are based on the Oil and Gas Benchmark Prices to Estimate Year-End Petroleum Reserves and Values Using U.S. Securities and Exchange Commission Guidelines from the Modernization of Oil and Gas Reporting and on the quantities of oil, natural gas and NGLs, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the rights to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Reserves and economic evaluation of all of our properties are prepared on a well-by-well basis. The accuracy of the reserve estimates is a function of the quality and quantity of available data; interpretation of that data; accuracy of various mandated economic assumptions; and judgement of the independent reserve engineer.

Using the average monthly crude oil price of $55.80 per Bbl and natural gas price of $2.30 per Mcf for the twelve months ended March 31, 2020, our estimated discounted future net cash flow (“PV-10”) before tax expenses for our total proved reserves was approximately $0.964 million. Total reserve value at March 31, 2020 represents a decrease of approximately $1.11 million or 54% from a year earlier using the same SEC pricing and reserves methodology. The decrease is primarily due to the September 2018 closing and natural declines in the production of our oil and gas properties. Oil, natural gas and NGL prices are market driven and have been historically volatile, and we expect that future prices will continue to fluctuate due to supply and demand factors, seasonality, and geopolitical and economic factors, and such volatility can have a significant impact on our estimates of proved reserves and the related PV-10 value.

The reserves as of March 31, 2020 were determined in accordance with standard industry practices and SEC regulations by the licensed independent petroleum engineering firm of Graves & Co. Consulting LLC. Oil, natural gas and NGL reserve estimates require significant judgments in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may change substantially over time as a result of numerous factors including, but not limited to, additional development activity, production history, projected future production, economic assumptions relating to commodity prices, operating expenses, severance and other taxes, capital expenditures and remediation costs and these estimates are inherently uncertain. If estimates of proved reserves decline, our depreciation, depletion and amortization (“DD&A”) rate will increase, resulting in a decrease in net income. A decline in estimates of proved reserves could also cause us to perform an impairment analysis to determine if the carrying amount of oil and natural gas properties exceeds fair value and could result in an impairment charge, which would reduce earnings. Although these hydrocarbon quantities have been determined in accordance with industry standards, they are prepared using the subjective judgments of the independent engineers, and may actually be more or less.

Oil and Gas Revenue

During the year ended March 31, 2020, our net crude oil sales volumes decreased to 5,399 Bbls from 8,846 Bbls, a 39% decrease over the previous fiscal year. The production decrease is primarily related to the sale of a significant amount of our assets which closed in September 2018, as described above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture”.

Major Expenditures

The table below sets out the major components of our operating and corporate expenditures for the years ended March 31, 2020 and 2019:

	2020	2019
Additions to Oil and Gas Properties (Capitalized)
Acquisitions Using Cash	$—	$—
Other Capitalized Costs(a)	—	2,095,991

Total Additions (Deductions) to Oil and Gas Properties	—	2,095,991
Lease Operating Expenditures (Expensed)	479,656	2,870,908
Severance and Property Taxes (Expensed)	14,440	132,993
	$494,096	$5,099,892

General and Administrative Expense (Cash-based)	$4,709,181	$4,809,135
Share-Based Compensation (Non-Cash)	200,690	343,631
Total General and Administrative Expense	$4,909,871	$5,152,766

(a)	Other capitalized costs include title related expenses and tangible and intangible drilling costs.

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

Results of Operations

The following discussion and analysis of the results of operations for each of the two fiscal years in the period ended March 31, 2020 should be read in conjunction with the consolidated financial statements of Camber Energy, Inc. and notes thereto (see “Part II - Item 8. Financial Statements and Supplementary Data”).

We reported a net loss for the year ended March 31, 2020 of $3.9 million, or $5.50 per common share. For the year ended March 31, 2019, we reported net income of $16.6 million, or $2,775.61 per common share. The decrease in net income was primarily due to the one-time gain on the sale of assets to N&B Energy that closed in September 2018, and resulted in a gain on sale of property and equipment of $25.8 million for the year ended March 31, 2019, as described above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture”.

Net Operating Revenues

The following table sets forth the revenue and production data for the years ended March 31, 2020 and 2019.

				%
	2020	2019	Increase (Decrease)	Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	5,399	8,846	(3,447)	(39%)
Natural Gas (Mcf)	18,892	321,423	(302,531)	(94%)
NGL (Gallons)	190,503	2,153,280	(1,962,777)	(91%)
Total (Boe)	13,084	113,685	(100,601)	(88%)

Crude Oil (Bbls per day)	15	24	(9)	(38%)
Natural Gas (Mcf per day)	52	881	(829)	(94%)
NGL (Gallons per day)	522	5,899	(5,377)	(91%)
Total (Boe per day)	36	311	(275)	(88%)

Average Sale Price:
Crude Oil ($/Bbl)	$54.83	$59.51	$(4.68)	(8%)
Natural Gas($/Mcf)	1.96	2.40	(0.44)	(18%)
NGL ($/Gallon)	0.34	0.67	(0.33)	(49%)

Net Operating Revenues:
Crude Oil	$296,036	$526,365	$(230,329)	(44%)
Natural Gas	37,049	772,105	(735,056)	(95%)
NGL	64,033	1,443,632	(1,379,599)	(96%)
Total Revenues	$397,118	$2,742,102	$(2,344,984)	(86%)

Total crude oil and natural gas revenues for the year ended March 31, 2020 decreased $2.3 million, or 86%, to approximately $0.4 million, compared to $2.7 million for the same period a year ago due primarily to the sale of a significant amount of our assets which closed in September 2018, as described above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture”.

Operating and Other Expenses

The following table sets forth operating and other expenses for the years ended March 31, 2020 and 2019:

				%
	2020	2019	Increase (Decrease)	Increase (Decrease)
Direct lease operating expense	$395,506	$1,942,922	$(1,547,416)	(80%)
Workovers expense	—	224,827	(224,827)	(100%)
Other	84,150	703,159	(619,099)	(83%)
Total Lease Operating Expenses	479,656	2,870,908	(2,391,252)	(83%)

Severance and Property Taxes	14,440	132,993	(118,553)	(89%)
Depreciation, Depletion, Amortization and Accretion	20,420	478,770	(458,350)	(96%)
Impairment of Oil and Gas Properties	—	1,304,785	(1,304,785)	(100%)
(Gain) Loss on Sale of Property and Equipment	—	(25,808,246)	25,808,246	100%

General and Administrative (Cash-based)	4,709,181	4,809,135	(99,954)	(2%)
Share-Based Compensation (Non-Cash)	200,690	343,631	(142,941)	(42%)
Total General and Administrative Expense	$4,909,871	$5,152,766	$(242,895)	(5%)

Interest Expense	$14,771	$2,438,097	$(2,423,326)	(99%)
Equity in Earnings of Unconsolidated Entity	(957,169)	—	(957,169)	(100%)
Other (Income) Expense, Net	$(228,572)	$(474,124)	$(245,552)	(52%)

Lease Operating Expenses. Lease operating expenses can be divided into the following categories: costs to operate and maintain Camber’s crude oil and natural gas wells, the cost of workovers and lease and well administrative expenses. Operating and maintenance expenses include, among other things, pumping services, salt-water disposal, equipment repair and maintenance, compression expense, lease upkeep and fuel and power. Workovers are operations to restore or maintain production from existing wells. Each of these categories of costs individually fluctuates from time to time as Camber attempts to maintain and increase production while maintaining efficient, safe and environmentally responsible operations. The costs of services charged to Camber by vendors, fluctuate over time.

In total, the overall lease operating expenses decreased $2.4 million or 83% for the current period, compared to the prior year’s period due primarily to the sale of a significant amount of our assets which closed in September 2018, as described above under “Part I – Item 1. Business - General - Mid-Continent Acquisition and Divestiture”.

Severance and Property Taxes. Severance and Property Taxes decreased by $0.1 million or 89% for the current period, compared to the prior year’s period due primarily to the sale of a significant amount of our assets which closed in September 2018, as described above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture”.

Depreciation, Depletion, Amortization and Accretion (“DD&A”). DD&A related to proved oil and gas properties is calculated using the unit-of-production method. Under full cost accounting, the amortization base is comprised of the total capitalized costs and total future investment costs associated with all proved reserves.

DD&A decreased for the current year as compared to the prior year period by $0.5 million or 96% primarily related to the decrease in total depreciable assets due to the sale of a significant amount of our assets which closed in September 2018, as described above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture”.

Costs of oil and natural gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $0.84 and $4.17 per barrel of oil equivalent for the years ended March 31, 2020 and 2019, respectively.

Impairment of Oil and Gas Properties. During the year ended March 31, 2020, the Company recorded no impairments. During the year ended March 31, 2019, the Company recorded impairments totaling $1.3 million related to unproved properties which were associated with expirations of leaseholds.

Gain/(Loss) on Sale of Property and Equipment. During the year ended March 31, 2020, the Company had no gain or loss on sales of property. During the year ended March 31, 2019, the Company recorded a gain on sale of property and equipment of $25.8 million due primarily to the sale of a significant amount of our assets which closed in September 2018, as described above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture”.

General and Administrative Expenses (“G&A”) (excluding share-based compensation). G&A expenses for the current period decreased by approximately $0.1 million or 2% primarily related to decreased professional fees due to the reduction in size of operations due to the sale of a significant amount of our assets which closed in September 2018, as described above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture”.

Share-Based Compensation. Share-based compensation, which is included in General and Administrative expenses in the Statements of Operations decreased approximately $0.1 million or 42% for the year ended March 31, 2020, compared to the prior year, primarily due to the reduction in shares granted to consultants as compensation for services rendered. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Expense. Interest expense for the year ended March 31, 2020 decreased by $2.4 million or 99% when compared to the prior year’s period, primarily related to the assignment of the IBC Obligations to N&B Energy in connection with the sale of a significant amount of our assets which closed in September 2018, as described above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture”.

Equity in Earnings of Unconsolidated Entity. Equity in earnings of unconsolidated entities increased to $957,169 for the year ended March 31, 2020 from $0 for the year ended March 31, 2019, due to the February 3, 2020 acquisition of a 25% interest in Elysium Energy, LLC, as discussed above under “Item 1. Business - General – Viking Plan of Merger”.

Other (Income) Expense. Other (income)/expense for the year ended March 31, 2020 decreased by approximately $0.2 million, or 52%, when compared to the prior period, due in part, to the reduction in interest earned on overnight investments due to the significant use of cash for operations in the current year.

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

Additionally, recent oil and gas price volatility as a result of geopolitical conditions and the global COVID-19 pandemic have already had, and are expected to continue to have a negative impact on the Company’s financial position and results of operations. Negative impacts could include but are not limited to: the Company’s ability to sell its oil and gas production, reduction in the selling price of the Company’s oil and gas, failure of a counterparty to make required payments, possible disruption of production as a result of worker illness or mandated production shutdowns or ‘stay-at-home’ orders, and access to new capital and financing.

Our primary sources of cash for year ended March 31, 2020 were from funds generated from the sale of preferred stock during fiscal 2019, the sale of natural gas and crude oil production and revenue generated from Lineal which was acquired in July 2019 and divested effective December 31, 2019. The primary uses of cash were funds used in operations, funds invested in connection with Viking’s Rule 506(c) convertible note offering, as described above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture” and funds loaned to Lineal as described above under “Item 1. Business - General - Lineal Acquisition and Divestiture”. As of March 31, 2020, the Company had a working capital deficit of approximately $0.9 million. The Company believes that it will not have sufficient liquidity to operate as a going concern for the next twelve months following the issuance of the financial statements included herein unless it can close the Viking Merger, which is the Company’s current plan, which Merger is anticipated to close in the third calendar quarter of 2020, and which required closing date is currently September 30, 2020, but can be extended until up to December 31, 2020, pursuant to certain conditions in the Merger Agreement.

Pursuant to the December 31, 2019 Redemption Agreement, we entered into a new unsecured promissory note in the amount of $1,539,719 with Lineal, evidencing the repayment of the prior July 2019 Lineal Note, together with additional amounts loaned by Camber to Lineal through December 31, 2019; and loaned Lineal an additional $800,000, which was evidenced by an unsecured promissory note in the amount of $800,000, entered into by Lineal in favor of the Company on December 31, 2019. The December 2019 Lineal Note and Lineal Note No. 2, accrue interest, payable quarterly in arrears, beginning on March 31, 2020 and continuing until December 31, 2021, when all interest and principal is due, at 8% and 10% per annum (18% upon the occurrence of an event of default), respectively. The December 2019 Lineal Note and Lineal Note No. 2 are unsecured. Such loans are described in greater detail above under “Item 1. Business - General - Lineal Acquisition and Divestiture”.

On February 3, 2020, the Company and Discover entered into a Stock Purchase Agreement pursuant to which Discover purchased 525 shares of Series C Preferred Stock (described in greater detail below under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Description of Capital Stock- Preferred Stock - Series C Redeemable Convertible Preferred Stock”) for $5 million, at a 5% original issue discount to the $10,000 face value of such preferred stock.

On February 3, 2020, we advanced the $5.0 million raised from the sale of Series C Preferred Stock to Discover to Viking, and Viking provided us, among other things, a $5 million, 10.5% Secured Promissory Note. On June 25, 2020, we advanced an additional $4.2 million to Viking in consideration for, among other things, an additional 10.5% Secured Promissory Note in the principal amount of $4.2 million. The Secured Notes accrue interest at the rate of 10.5% per annum, payable quarterly and are due and payable on February 3, 2022. The notes include standard events of default, including certain defaults relating to the trading status of Viking’s common stock and change of control transactions involving Viking. The Secured Notes can be prepaid at any time with prior notice as provided therein, and together with a pre-payment penalty equal to 10.5% of the original amount of the Secured Notes. The Secured Notes are secured by a security interest, para passu with the other investors in Viking’s Secured Note offering (subject to certain pre-requisites) in Viking’s 70% ownership of Elysium and 100% of Ichor Energy Holdings, LLC. Additionally, pursuant to a separate Security and Pledge Agreement, Viking provided the Company a security interest in the membership, common stock and/or ownership interests of all of Viking’s existing and future, directly owned or majority owned subsidiaries, to secure the repayment of the Secured Notes. As additional consideration for providing the Secured Notes, Viking assigned us 30% of Elysium, which is fully or partially assignable back to Viking upon termination of the Merger, under certain circumstances as discussed in greater detail above under “Item 1. Business - General – Viking Plan of Merger”.

On June 22, 2020, the Company and Discover entered into a Stock Purchase Agreement pursuant to which Discover purchased 630 shares of Series C Preferred Stock for $6 million (of which $4.2 million of such funds were subsequently loaned to Viking as discussed above).

Plan of Operations

As described in greater detail above under “Item 1. Business – General - Viking Plan of Merger”, on February 3, 2020, the Company entered into a Merger Agreement with Viking, which contemplates Viking merging with and into a newly-formed wholly-owned subsidiary of the Company, with Viking surviving the Merger as a wholly-owned subsidiary of the Company. The Merger Agreement also contemplates that, upon the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time of the Merger, each share of common stock, of Viking issued and outstanding immediately prior to the Effective Time, other than certain shares owned by the Company, Viking and Merger Sub, will be converted into the right to receive the pro rata share of 80% of the Company’s post-Effective Time capitalization, taking into account the number of shares of common stock of Camber outstanding on a fully-diluted basis and without taking into account any shares of common stock which the holder of the Company’s Series C Preferred Stock can receive upon conversion of the Series C Preferred Stock, or a separate series of preferred stock issued in exchange for such Series C Preferred Stock, which has fixed conversion provisions, subject to certain adjustments described in the Merger Agreement. Holders of Viking Common Stock will have any fractional shares of Company common stock after the Merger rounded up to the nearest whole share.

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

Separately, the price Camber receives for its oil heavily influences its revenue and cash flows, and the present value and quality of its reserves. Oil, NGL and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. The price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude rising from a low of $27 in February 2016 to a high of $76 in October 2018, then, in 2020, most recently dropping below $20 per barrel due in part to reduced global demand stemming from the recent global COVID-19 outbreak. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, due to the COVID-19 outbreak, governmental responses thereto, decreased demand in connection therewith, or other factors will likely adversely affect Camber’s business, financial condition and liquidity and its ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy.

Working Capital

At March 31, 2020, the Company’s total current assets of $1.1 million were less than its total current liabilities of approximately $2.0 million, resulting in a working capital deficit of $0.9 million, while at March 31, 2019, the Company’s total current assets of $8.2 million exceeded its total current liabilities of approximately $2.1 million, resulting in working capital of $6.1 million. The reduction from working capital of $6.1 million to a working capital deficit of $0.9 million is due to losses from continuing operations, costs incurred with the Lineal merger and ultimate divestiture with Lineal as discussed above under “Item 1. Business – General – Lineal Acquisition and Divestiture”, and $7.3 million of advances on long-term notes receivable relating to amounts loaned to Lineal and advanced to Viking, as discussed in greater detail above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture” and “Item 1. Business – General – Viking Plan of Merger”, respectively.

Cash Flows

	Year Ended March 31,
	2020	2019
Cash flows used in operating activities	$(3,588,464)	$(5,773,428)
Cash flows used in investing activities	(9,641,019)	(2,327,000)
Cash flows provided by financing activities	6,107,375	15,000,000
Net (decrease) increase in cash	$(7,122,108)	$6,989,572

Net cash used in operating activities was $3.6 million for the year ended March 31, 2020, compared to $5.8 million for the same period a year ago. Net cash used in operating activities decreased due to a reduction in payments of accounts payable, a reduction in gain on sale of oil and gas properties in the prior period and $1.2 million of cash provided by Lineal during the current period (which is shown under net cash provided by operating activities from discounted operations).

Net cash used in investing activities was $9.6 million for the year ended March 31, 2020, compared to $2.3 million for the same period a year ago. The increase in net cash used in investing activities was primarily due to the loans made to Lineal and Viking during the year ended March 31, 2020 as discussed above under “Item 1. Business – General – Lineal Acquisition and Divestiture”, and above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture” and “Item 1. Business – General – Viking Plan of Merger”, respectively.

Net cash provided by financing activities was $6.1 million for the year ended March 31, 2020, and cash provided by financing activities was $15.0 million for the year ended March 31, 2019. The decrease in net cash provided by financing activities was due to fewer sales of Series C Preferred Stock shares in the current period (sales of $5 million of Series C Preferred Stock in the current period, compared to sales of $15 million of Series C Preferred Stock in the prior period).

Financing

A summary of our financing transactions, funding agreements, lending transactions and other material funding transactions can be found under “Part II - Item 8 Financial Statements and Supplementary Data – Note 2 – Liquidity and Going Concern Considerations”, “Note 5 – Plan of Merger and Investment in Unconsolidated Entity”, “Note 6 – Long-Term Notes Receivable”, “Note 8 – Note Payables and Debenture”, “Note 12 - Merger Agreement and Divestiture”, “Note 14 – Stockholders’ Equity (Deficit)” and “Note 19 – Subsequent Events”.

Off-Balance Sheet Arrangements

Camber does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships, other than the Company’s 25% interest in Elysium which it held as of March 31, 2020 (30% as of the filing of this Report) as discussed herein. As of March 31, 2020, we did not have any off-balance sheet arrangements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements as of and for the fiscal years ended March 31, 2020 and 2019 have been audited by Marcum LLP, independent registered public accounting firm, and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Camber Energy, Inc.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Camber Energy, Inc. (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and had an accumulated deficit as of March 31, 2020 and 2019. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2015.

Houston, Texas

June 29, 2020

CAMBER ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
As of March 31,	2020	2019
ASSETS
Current Assets
Cash	$656,615	$7,778,723
Accounts Receivable, Net of Allowance	255,363	129,037
Other Current Assets	220,682	263,205
Total Current Assets	1,132,660	8,170,965
Property and Equipment
Oil and Gas Properties - Subject to Amortization	50,443,883	50,528,953
Oil and Gas Properties - Not Subject to Amortization	28,016,989	28,016,989
Other Property and Equipment	1,570	1,570
Total Property and Equipment	78,462,442	78,547,512
Accumulated Depletion, Depreciation, Amortization and Impairment	(78,351,825)	(78,334,324)
Total Property and Equipment, Net	110,617	213,188
Equity Method Investment – Elysium Energy, LLC	957,169	—
Notes Receivable	7,339,719	—
Other Assets	155,053	198,519
Total Assets	$9,695,218	$8,582,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,474,221	$1,521,329
Common Stock Payable	173,000	303,340
Accrued Expenses	348,460	276,133
Current Asset Retirement Obligations	30,227	—
Current Income Taxes Payable	3,000	3,000
Total Current Liabilities	2,028,908	2,103,802
Long-term Notes Payable, Net of Discount	—	—
Asset Retirement Obligations	41,523	303,809
Derivative Liability	—	5
Total Liabilities	2,070,431	2,407,616
Commitments and Contingencies (see Note 10)
Temporary Equity
Preferred Stock Series C, 525 and 0 Shares Issued and Outstanding, Respectively, Liquidation Preference of $5,250,000	5,000,000	—
Stockholders’ Equity (Deficit)
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par Value, -0- Shares issued and Outstanding	—	—
Preferred Stock Series B, 600,000 Shares Authorized of $0.001 Par Value, -0- and 44,000 Shares issued and Outstanding, respectively	—	44
Preferred Stock Series C, 5,000 Shares Authorized of $0.001 Par Value, 2,294 and 2,305 Shares issued and Outstanding, respectively, Liquidation Preference of $63,004,710	2	2
Preferred Stock Series D, 50,000 Shares Authorized of $0.001 Par Value, -0- Shares issued and outstanding	—	—
Preferred Stock Series E, 1,000,000 Shares Authorized of $0.001 Par Value, -0- Shares issued and Outstanding	—	—
Preferred Stock Series F, 16,750 Shares Authorized of $0.001 Par Value, -0- Shares issued and Outstanding	—	—
Common Stock, 25,000,000 Shares Authorized of $0.001 Par Value, 5,000,000 and 13,441 Shares Issued and Outstanding, respectively	5,000	13
Additional Paid-in Capital	144,815,627	152,251,623
Stock Dividends Distributable	15,878,926	8,141,843
Accumulated Deficit	(158,074,768)	(154,218,469)
Total Stockholders’ Equity	2,624,787	6,175,056
Total Liabilities and Stockholders’ Equity	$9,695,218	$8,582,672

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended March 31,	2020	2019
Operating Revenues
Crude Oil	$296,036	$526,365
Natural Gas	37,049	772,105
Natural Gas Liquids	64,033	1,443,632
Total	397,118	2,742,102

Operating Expenses
Lease Operating Expenses	479,656	2,870,908
Severance and Property Taxes	14,440	132,993
Depreciation, Depletion, Amortization and Accretion	20,420	478,770
Impairment of Oil and Gas Properties	—	1,304,785
Gain on Sale of Property and Equipment	—	(25,808,246)
General and Administrative	4,909,871	5,152,766
Total	5,424,387	(15,868,024)

Operating Income (Loss)	(5,027,269)	18,610,126

Other Expense (Income)
Interest Expense	14,771	2,438,097
Equity in Earnings of Unconsolidated Entity	(957,169)	—
Other (Income) Expense, Net	(228,572)	(474,124)
Total Other Expense (Income)	(1,170,970)	1,963,973

Income (Loss) Before Income Taxes	(3,856,299)	16,646,153
Income Tax Benefit (Expense)	—	3,000
Net Income (Loss)	$(3,856,299)	$16,643,153

Income (Loss) Per Common Share
Basic	$(5.50)	$2,775.61
Diluted	$(5.50)	$262.32

Weighted Average Number of Common Shares Outstanding
Basic	2,109,622	3,951
Diluted	2,109,622	41,805

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2020 and 2019

	Series C Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares		Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Stock Divided Distributable	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balances, March 31, 2018	—	$—	—	$—	—	$—	408,508	$409	1,132	$1	184	$—	$141,429,941	$2,467,910	$(170,861,622)	$(26,963,361)
Common Shares issued for:	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series B to Common	—	—	—	—	—	—	(364,508)	(365)	—	—	3	—	365	—	—	—
Conversion of Series C Preferred Stock	—	—	—	—	—	—	—	—	(404)	—	3,794	4	(4)	—	—	—
Rounding Adjustment for Split	—	—	—	—	—	—	—	—	—	—	22	—	—	—	—	—
Payment of Series B Dividend	—	—	—	—	—	—	—	—	—	—	—	—	2,782	(2,782)	—	—
Share-Based Compensation	—	—	—	—	—	—	—	—	—	—	—	—	343,730	—	—	343,730
Conversion of Debenture	—	—	—	—	—	—	—	—	—	—	9,414	9	917,095	—	—	917,104
Issuance of Common Shares for Consulting Fees	—	—	—	—	—	—	—	—	—	—	14	—	234,430	—	—	234,430
Warrants - Abeyance	—	—	—	—	—	—	—	—	—	—	10	—	—	—	—	—
Issuance of Series C Preferred Shares for Cash Proceeds	—	—	—	—	—	—	—	—	1,577	1	—	—	14,999,999	—	—	15,000,000
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	—	—	—	—	(5,676,715)	5,676,715	—	—
Net Income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	16,643,153	16,643,153
Balances, March 31, 2019	—	—	—	—	—	—	44,000	44	2,305	2	13,441	13	151,251,623	8,141,843	(154,218,469)	6,175,056
Cash Paid for Settlement of Preferred B Stock Warrants	—	—	—	—	—	—	—	—	—	—	—	—	(25,000)	—	—	(25,000)
Common Shares issued for:	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series B to Common	—	—	—	—	—	—	(44,000)	(44)	—	—	—	—	44	—	—	—
Conversion of Series C Preferred Stock	—	—	—	—	—	—	—	—	(11)	—	4,899,442	4,899	(4,899)	—	—	—
Payment of Series B Dividend	—	—	—	—	—	—	—	—	—	—	—	—	3	(3)	—	—
Conversion of Debenture -Abeyance	—	—	—	—	—	—	—	—	—	—	29,073	29	(29)	—	—	—
Rounding Adjustment for Split	—	—	—	—	—	—	—	—	—	—	57,363	58	(58)	—	—	—
Payment of Consulting Fees	—	—	—	—	—	—	—	—	—	—	680	1	331,029	—	—	331,030
Issuance of Series E and F Preferred Stock	—	—	1,000,000	18,701,000	16,750	1,417,000	—	—	—	—	—	—	—	—	—	—
Change in valuation of Series E and F Preferred Stock	—	—	—	(4,035,000)	—	1,017,000	—	—	—	—	—	—	—	—	—	—
Redemption of Series E and F Preferred Stock	—	—	(1,000,000)	(14,666,000)	(16,750)	(2,434,000)	—	—	—	—	—	—	—	—	—	—
Issuance of Series C Preferred Shares for Cash Proceeds	525	5,000,000	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	—	—	—	—	(7,737,086)	7,737,086	—	—
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,856,299)	(3,856,299)
Balances, March 31, 2020	525	$5,000,000	—	$—	—	$—	—	$—	2,294	$2	5,000,000	$5,000	$144,815,627	$15,878,926	$(158,074,768)	$2,624,787

See accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended March 31,	2020	2019
Cash Flows from Operating Activities
Net Income (Loss)	$(3,856,299)	$16,643,153
Net Loss from Discontinued Operations	—	—
Net Income (Loss) from Continuing Operations	(3,856,299)	16,643,153
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation, Depletion, Amortization and Accretion	20,420	478,770
Impairment of Oil and Gas Properties	—	1,304,785
Share-Based Compensation	200,690	343,730
Amortization of Discount on Notes	—	1,499,647
Bad Debt Expense	17,694	190,365
Gain on Sale of Property and Equipment	—	(25,808,246)
Litigation Settlement – PetroGlobe	204,842	—
Change in Fair Value of Derivative Liability	(5)	—
Equity in Earnings of Unconsolidated Entity	(957,169)	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	(144,020)	327,489
Other Current Assets	42,523	(34,472)
Accounts Payable and Accrued Expenses	(329,531)	(718,649)
Net Cash Used in Operating Activities from Continuing Operations	(4,800,855)	(5,773,428)
Net Cash Provided by Operating Activities from Discontinued Operations	1,212,391	—
Net Cash Used in Operating Activities	(3,588,464)	(5,773,428)
Investing Cash Flows
Cash paid for Oil and Gas Property Development Costs	—	(2,095,991)
Cash Acquired in Lineal Acquisition	449,763	—
Cash Disposed of in Connection with Lineal Redemption	(2,101,879)	—
Cash Paid for Issuance of Notes Receivable	(7,339,719)	—
Cash Proceeds from (Paid for) Deposits	43,466	(141,009)
Net Cash Provided by (Used in) Investing Activities from Operating Activities	(8,948,369)	(2,237,000)
Cash Used in Investing Activities from Discontinued Operations	(692,650)	—
Cash Used in Investing Activities	(9,641,019)	(2,237,000)
Financing Cash Flows
Proceeds from Issuance of Series C Preferred Stock	5,000,000	15,000,000
Cash Settlement of Preferred B Dividends	(25,000)	—
Net Cash Provided by Financing Activities from Continuing Operations	4,975,000	15,000,000
Cash Provided by Financing Activities from Discontinued Operations	1,132,375	—
Cash Provided by Financing Activities	6,107,375	15,000,000
(Decrease) Increase in Cash	(7,122,108)	6,989,572
Cash at Beginning of the Year	7,778,723	789,151
Cash at End of the Year	$656,615	$7,778,723

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Operations of the Company

Camber Energy, Inc. (“Camber” or the “Company”) is an independent oil and natural gas company engaged in the acquisition, development and sale of crude oil, natural gas and natural gas liquids from various known productive geological formations, including the Cline shale and upper Wolfberry shale in Glasscock County, Texas. Additionally, from the July 8, 2019 acquisition of Lineal Star Holdings, LLC (“Lineal”), until the divestiture of Lineal effective on December 31, 2019, each as discussed below, the Company, through Lineal, was involved in the oil and gas services industry.

On July 8, 2019, the Company acquired Lineal pursuant to the terms of an Agreement and Plan of Merger dated as of the same date (the “Lineal Plan of Merger” and the merger contemplated therein, the “Lineal Merger” or the “Lineal Acquisition”), by and between Lineal, Camber, Camber Energy Merger Sub 2, Inc., Camber’s wholly-owned subsidiary, and the Members of Lineal (the “Lineal Members”). Lineal is a specialty construction and oil and gas services enterprise providing services to the energy industry. Pursuant to the Lineal Plan of Merger, Camber acquired 100% of the ownership of Lineal from the Lineal Members in consideration for newly issued shares of Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”) and Series F Redeemable Preferred Stock (“Series F Preferred Stock”). See also “Note 12 - Merger Agreement and Divestiture”. On October 8, 2019, Lineal acquired an 80% interest in Evercon Energy LLC (“Evercon”). The acquisition required Lineal to assume certain liabilities and provide working capital for a period of six months in the amount of $50,000 per month to Evercon. As part of the Lineal Divestiture, described below, Evercon was divested effective December 31, 2019.

On December 31, 2019, the Company entered into a Preferred Stock Redemption Agreement (the “Redemption Agreement”) by and between the Company and Lineal, whereby the Company redeemed the Company’s Series E and F Preferred Stock (the holders of such preferred stock, collectively, the “Preferred Holders”) issued in connection with the Lineal Merger. Pursuant to the Redemption Agreement, effective as of December 31, 2019, ownership of 100% of Lineal was transferred back to the Preferred Holders, and, all of the Series E Preferred Stock and Series F Preferred Stock of the Company outstanding were cancelled through the redemption (the “Lineal Divestiture”). See also “Note 12 - Merger Agreement and Divestiture”.

Prior to the acquisition of Lineal, the Company sold a significant portion of its oil and gas production assets in Oklahoma to N&B Energy, LLC (“N&B Energy”) effective August 1, 2018 (see further discussion in “Note 2 – Liquidation and Going Concern Considerations”). Additionally, as part of the sale of its assets to N&B Energy, the Company also retained a 12.5% production payment (effective until a total of $2.5 million has been received) and a 3% overriding royalty interest, in its then existing Okfuskee County, Oklahoma assets; and an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignments of Overriding Royalty Interests. No payments were received in regard to any of the retained items noted above through March 31, 2020 and the filing date of these financial statements.

Camber retained its assets in Glasscock County and operated wells in Hutchinson County, Texas until completion of the Settlement Agreement discussed below.

On January 31, 2020, the Company entered into a Compromise Settlement Agreement (the “Settlement Agreement”) with PetroGlobe Energy Holdings, LLC (“PetroGlobe”), Signal Drilling, LLC (“Signal”), Petrolia Oil, LLC (“Petrolia”), Prairie Gas Company of Oklahoma, LLC (“PGCO”), and Canadian River Trading Company, LLC (“CRTC”). Pursuant to the Settlement Agreement, the Company agreed to pay PetroGlobe $250,000, of which $100,000 was due upon execution of the Settlement Agreement, which payment has been made, and $150,000 was paid to an escrow account, which will be released by the Company upon the successful transfer of all wells and partnership interests of the Company’s prior wholly-owned subsidiary C E Energy LLC (“CE”) to PetroGlobe which is expected to occur shortly. CE operates all of the wells and leases which we held prior to such transfer which are located in Hutchinson County, Texas. See also “Note 10 – Commitments and Contingencies” – “Legal Proceedings”.

On February 3, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Viking Energy Group, Inc. (“Viking”). Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of Viking (the “Viking Common Stock”) issued and outstanding, other than certain shares owned by the Company, Viking and Merger Sub, will be converted into the right to receive the pro rata share of 80% of the Company’s post-closing capitalization, subject to certain adjustment mechanisms discussed in the Merger Agreement (and excluding shares issuable upon conversion of the Series C Preferred Stock of the Company). Holders of Viking Common Stock will have any fractional shares of Company common stock after the Merger rounded up to the nearest whole share. The completion of the Merger is subject to certain closing conditions. A further requirement to the closing of the Merger was that the Company was required to have acquired 25% of Viking’s subsidiary Elysium Energy, LLC (“Elysium”) as part of a $5,000,000 investment in Viking’s Rule 506(c) offering, which transaction was completed on February 3, 2020.  See also “Note 5 – Plan of Merger and Investment in Unconsolidated Entity”.

On March 1, 2018, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to affect a 1-for-25 reverse stock split of all outstanding common stock shares of the Company. The reverse stock split was effective on March 5, 2018. The effect of the reverse stock split was to combine every 25 shares of outstanding common stock into one new share, with no change in authorized shares or par value per share. On December 20, 2018, the Company filed a Certificate of Change with the Secretary of State of Nevada to affect another 1-for-25 reverse stock split of the Company’s (a) authorized shares of common stock (from 500,000,000 shares to 20,000,000 shares); and (b) issued and outstanding shares of common stock. The reverse stock split was effective on December 24, 2018. The effect of the reverse stock split was to combine every 25 shares of outstanding common stock into one new share, with a proportionate 1-for-25 reduction in the Company’s authorized shares of common stock, but no change in the par value per share of the common stock. Effective on April 10, 2019, the Company filed, with the Secretary of State of Nevada, a Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of the Company’s authorized shares of common stock, $0.001 per value per share, from 20,000,000 shares to 250,000,000 shares. On July 3, 2019, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to affect another 1-for-25 reverse stock split of all outstanding common stock shares of the Company. The reverse stock split was effective on July 8, 2019. The effect of the reverse stock split was to combine every 25 shares of outstanding common stock into one new share, with no change in authorized shares (250,000,000 shares of common stock) or par value per share. On October 28, 2019, the Company filed a Certificate of Change with the Secretary of State of Nevada to affect a 1-for-50 reverse stock split of the Company’s (a) authorized shares of common stock (from 250,000,000 shares to 5,000,000 shares); and (b) issued and outstanding shares of common stock. The reverse stock split was effective on October 29, 2019. The effect of the reverse stock split was to combine every 50 shares of outstanding common stock into one new share, with a proportionate 1-for-50 reduction in the Company’s authorized shares of common stock, but with no change in the par value per share of the common stock. The result of the reverse stock split was to reduce, as of the effective date of the reverse stock split, the number of common stock shares outstanding from approximately 74.5 million shares to approximately 1.5 million shares (prior to rounding). Effective on April 16, 2020, Camber filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized shares of common stock to 25 million shares of common stock.

Proportional adjustments were made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans in connection with each of the reverse splits described above. The reverse stock splits did not affect any stockholder’s ownership percentage of the Company’s common stock, except to the limited extent that the reverse stock splits resulted in any stockholder owning a fractional share. Fractional shares of common stock were rounded up to the nearest whole share based on each holder’s aggregate ownership of the Company. All issued and outstanding shares of common stock, conversion terms of preferred stock, options and warrants to purchase common stock and per share amounts contained in the financial statements, in accordance with Staff Accounting Bulletin (SAB) TOPIC 4C, have been retroactively adjusted to reflect the reverse splits for all periods presented.

Note 2 – Liquidity and Going Concern Considerations

At March 31, 2020, the Company’s total current assets of $1.1 million were less than its total current liabilities of approximately $2.0 million, resulting in a working capital deficit of $0.9 million, while at March 31, 2019, the Company’s total current assets of $8.2 million exceeded its total current liabilities of approximately $2.1 million, resulting in working capital of $6.1 million. The reduction from working capital of $6.1 million to a working capital deficit of $0.9 million is due to losses from continuing operations, costs incurred with the Lineal merger and ultimate divestiture with Lineal as discussed below under “Note 12 - Merger Agreement and Divestiture”, and $7.3 million of advances on long-term notes receivable relating to amounts loaned to Lineal and advanced to Viking, as discussed in greater detail above under “Note 1 - Organization and Operations of the Company”.

Additionally, recent oil and gas price volatility as a result of geopolitical conditions and the global COVID-19 pandemic have already had, and are expected to continue to have a negative impact on the Company’s financial position and results of operations. Negative impacts could include, but are not limited to, the Company’s ability to sell its oil and gas production, reduction in the selling price of the Company’s oil and gas, failure of a counterparty to make required payments, possible disruption of production as a result of worker illness or mandated production shutdowns or ‘stay-at-home’ orders, and access to new capital and financing.

The factors above raise substantial doubt about the Company’s ability to continue to operate as a going concern for the twelve months following the issuance of these financial statements. The Company believes that it may not have sufficient liquidity to meet its operating costs unless it can raise new funding, which may be through the sale of debt or equity or unless it closes the Viking Merger (discussed below), which is the Company’s current plan, which Merger is anticipated to close in the third calendar quarter of 2020, and which required closing date is currently September 30, 2020, but can be extended until up to December 31, 2020, pursuant to certain conditions in the Merger Agreement. There is no guarantee though that the Viking merger will be completed or other sources of funding be available. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company had no secured debt outstanding as of March 31, 2020.

During the years ended March 31, 2020 and 2019, the Company sold 525 shares and 1,577 shares, respectively, of Series C Preferred Stock pursuant to the terms of various Stock Purchase Agreements, for total proceeds of $5 million and $15 million, respectively.

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

Notwithstanding the sale of the Assets, the Company retained its assets in Glasscock and Hutchinson Counties, Texas and also retained a 12.5% production payment (effective until a total of $2.5 million has been received) and a 3% overriding royalty interest, in its prior Okfuskee County, Oklahoma assets; and retained an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignment of Overriding Royalty Interests.

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

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements of Camber Energy include the accounts of its wholly-owned subsidiaries, Camber Permian LLC, a Texas limited liability company, which is wholly-owned, CE Operating, LLC, an Oklahoma limited liability company, which is wholly-owned, and C E Energy LLC, a Texas limited liability company, which is wholly-owned, and which will be assigned to PetroGlobe shortly after the date of this report, as discussed below under “Note 10 – Commitments and Contingencies” – “Legal Proceedings”. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. At March 31, 2020 and 2019, the Company’s cash in excess of the federally insured limit was $399,833 and $7,463,944, respectively. Historically, the Company has not experienced any losses in such accounts. The Company had no cash equivalents at March 31, 2020 or 2019, respectively.

Accounts Receivable

Accounts receivable, net, include amounts due for oil and gas revenues from prior month production, accrued interest on the notes receivable due from Lineal and Viking and an estimate of amounts due from N&B Energy related to the September 2018 Sale Agreement. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. At March 31, 2020 and March 31, 2019, there were allowances for doubtful accounts of approximately $208,000 and $190,000, respectively, included in accounts receivable, and there were bad debts of $17,694 and $0, recognized for the years ended March 31, 2020 and 2019, respectively.

Notes Receivable

Notes receivable includes the $5,000,000 note from Viking as described in “Note 6 – Long-Term Notes Receivable” and “Note 5 – Plan of Merger and Investment in Unconsolidated Entity”, and two notes due from Lineal in the amounts of $1,539,719 and $800,000, respectively, as more fully discussed in “Note 6 – Long-Term Notes Receivable” and “Note 12 – Merger Agreement and Divestiture”. As of March 31, 2020, the Company had no allowance for uncollectible amounts related to the notes receivable.

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

Long-lived assets including intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the assets carrying amount to determine if an impairment of such asset is necessary. This evaluation, as well as an evaluation of our intangible assets, requires the Company to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company’s services and future market conditions. Estimating future cash flows requires significant judgment, and the Company’s projections may vary from the cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be to expense the difference between the fair value (less selling costs) of such asset and its carrying value. Such expense would be reflected in earnings. No impairments were deemed necessary for the years ended March 31, 2020 and 2019, respectively.

Investment in Unconsolidated Entities

The Company accounts for its investment in unconsolidated entities under the equity method of accounting when it owns less than 51% of a controlling interest and does not have the ability to exercise significant influence over the operating and financial policies of the entity. The investment is adjusted accordingly for dividends or distributions it receives and its proportionate share of earnings or losses of the entity. The current investment in unconsolidated entities is a 25% in interest in Elysium Energy, LLC, which is involved in oil and gas exploration and production in the United States. The balance sheet of Elysium Energy, LLC at March 31, 2020 included current assets of $4.0 million, total assets of $37.7 million, total liabilities of $34.0 million and net assets of $3.7 million. Additionally, the income statement for Elysium Energy, LLC for the period from February 3, 2020 (the date of investment) through March 31, 2020 included total revenues of $4.0 million and net income of $3.8 million. See also “Note 5 – Plan of Merger and Investment in Unconsolidated Entity”.

Goodwill

Goodwill is tested for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, which is defined as operating segments or groupings of businesses one level below the operating segment level. The Company’s operating segments are the same as the reporting units used in its goodwill impairment test. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit, determined using a market approach, if market prices are available, or alternatively, a discounted cash flow model, with its carrying value. The annual evaluation of goodwill requires the use of estimates about future operating results, valuation multiples and discount rates of each reporting unit to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Once an impairment of goodwill has been recorded, it cannot be reversed. The Company recognized goodwill during the three months ended September 30, 2019 in conjunction with the Lineal Merger, which was written off during the quarter ended December 31, 2019 as a result of the Lineal Divestiture as discussed in “Note 12 – Merger Agreement and Divestiture”.

Revenue Recognition

Exploration and Production Revenue

The Company’s revenue for its exploration and production operations are comprised entirely of revenue from exploration and production activities. The Company’s oil is sold primarily to marketers, gatherers, and refiners. Natural gas is sold primarily to interstate and intrastate natural-gas pipelines, direct end-users, industrial users, local distribution companies, and natural-gas marketers. Natural gas liquids (“NGLs”) are sold primarily to direct end-users, refiners, and marketers. Payment is generally received from the customer in the month following delivery.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. It defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

As of March 31, 2020 and March 31, 2019, the significant inputs to the Company’s derivative liability and mezzanine equity calculations were Level 3 inputs.

Concentration of Credit Risk

The Company generally sells a significant portion of its oil and gas production to a relatively small number of customers. For the year ended March 31, 2020, the Company’s consolidated revenues were from the sale of oil, gas and natural gas liquids under marketing contracts primarily with Apache Corporation. For the year ended March 31, 2019, the Company’s consolidated revenues were from the sale of oil, gas and natural gas liquids under marketing contracts primarily with Superior Pipeline Company, Scissortail Energy, LLC and Apache Corporation. The Company has alternative purchasers available at competitive market prices if there is disruption in services or other events that cause the Company to search for other ways to sell the Company’s production.

During the year ended March 31, 2020, one customer accounted for 92% of total revenues. During the year ended March 31, 2019, three customers accounted for 84% of total revenues. The Company does not believe the loss of any customer will have a material effect on the Company because alternative customers are readily available.

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

During the year ended March 31, 2020, no impairments were recorded. During the year ended March 31, 2019, the Company recorded impairments totaling $1.3 million that were primarily related to unproved properties due to expirations of leaseholds.

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

Camber has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2020 and 2019. The Company’s policy is to classify assessments, if any, for tax related interest expense and penalties as interest expense.

Earnings per Common Share

Basic and diluted income (loss) per share calculations are calculated on the basis of the weighted average number of shares of the Company’s common stock outstanding during the year. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted earnings per share, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise price of the options and warrants. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.

Share-Based Compensation

Camber measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Recently Adopted Accounting Pronouncements

ASC 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on April 1, 2018, using the modified retrospective method applied to contracts that were not completed as of April 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While the Company does not expect 2020 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning April 1, 2018. Refer to “Note 11 – Revenue from Contracts with Customers” for additional information.

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

Effective January 1, 2020, the Company adopted the Financial Accounting Standards Board’s update, Financial Instruments – Credit Losses (Topic 326), as amended. The standard requires a valuation allowance for credit losses be recognized for certain financial assets that reflects the current expected credit loss over the asset’s contractual life. The valuation allowance considers the risk of loss, even if remote, and considers past events, current conditions and expectations of the future. The standard did not have a material impact on the Company’s financial statements.

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

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and natural gas property costs on a country-by-country basis. Costs not subject to amortization consist of unproved properties that are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Camber assesses overall values of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management’s intention with regard to future development of individually significant properties and the ability of Camber to obtain funds to finance its programs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. If it is determined that the relationship is significantly altered, the corresponding gain or loss will be recognized in the statements of operations.

Costs of oil and natural gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $1.30 and $1.18 per barrel of oil equivalent for the year ended March 31, 2020 and 2019, respectively.

All of Camber’s oil and natural gas properties are located in the United States. Costs being amortized at March 31, 2020 and 2019 are as follows:

	March 31, 2020	March 31, 2019
Oil and gas properties subject to amortization	$50,352,033	$50,352,306
Oil and gas properties not subject to amortization	28,016,989	28,016,989
Capitalized asset retirement costs	91,850	176,649
Total oil & natural gas properties	78,460,872	78,545,944
Accumulated depreciation, depletion, and impairment	(78,350,605)	(78,333,628)
Net Capitalized Costs	$110,267	$212,316

Impairments

For the year ended March 31, 2020, the Company recorded no impairments. For the year ended March 31, 2019, the Company recorded impairments totaling $1,304,785, which were due to lease expirations.

Additions and Depletion

During the years ended March 31, 2020 and 2019, the Company incurred costs of approximately $0 and $2.1 million, respectively, for technical and other capital enhancements to extend the lives of the Company’s wells. Additionally, the Company recorded $16,977 and $473,521 for depletion for the years ended March 31, 2020 and 2019, respectively.

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

Leases

As part of the Lineal Acquisition, the Company acquired various operating and finance leases for sales and administrative offices, motor vehicles and machinery and equipment. Due to the Redemption Agreement discussed below in “Note 12 – Merger Agreement and Divestiture”, the Company no longer owns the operating and finance leases that it had acquired in connection with the Lineal Acquisition.

Effective August 1, 2018, the Company entered into a month-to-month lease at 1415 Louisiana, Suite 3500, Houston, Texas 77002. The entity providing use of the space without charge is affiliated with the Company’s Chief Financial Officer.

NOTE 5 – PLAN OF MERGER AND Investment in Unconsolidated ENTITY

Viking Plan of Merger and Related Transactions

On February 3, 2020, the Company and Viking entered into a merger agreement (the “Merger Agreement”). Pursuant to the Merger Agreement, at the effective time of the Merger, each share of common stock of Viking issued and outstanding, other than certain shares owned by the Company, Viking and the Company’s merger sub which will be merged with and into Viking, with Viking being the surviving entity in the merger (“Merger Sub”), will be converted into the right to receive the pro rata share of 80% of the Company’s post-closing capitalization, subject to certain adjustment mechanisms discussed in the Merger Agreement (and excluding shares issuable upon conversion of the Series C Preferred Stock of the Company). Holders of Viking Common Stock will have any fractional shares of Company common stock after the Merger rounded up to the nearest whole share. The Merger Agreement can be terminated under certain circumstances, including by either Viking or the Company if the Merger has not been consummated on or before September 30, 2020, provided that the Company or Viking shall have the right to extend such date from time to time, until up to December 31, 2020, in the event that the Company has not fully resolved SEC comments on the Form S-4 (a preliminary draft of which has previously been filed) or other SEC filings related to the Merger, and Camber is responding to such comments in a reasonable fashion, subject to certain exceptions.

A further requirement to the closing of the Merger was that the Company was required to have acquired 25% of Viking’s subsidiary Elysium Energy, LLC (“Elysium”) as part of a $5,000,000 investment in Viking’s Rule 506(c) offering, which transaction was completed on February 3, 2020, as discussed below and an additional 5% of Elysium as part of a $4,200,000 investment in Viking’s Rule 506(c) offering, which transaction was completed on June 25, 2020 (as discussed below under “Note 19 – Subsequent Events”. In the event of termination of the Merger Agreement, Camber is required, under certain circumstances described below, to return a portion of the Elysium interests to Viking:

Reason for Termination	Percentage of Elysium Retained by Camber
The reasonable likelihood that the combined company will not meet the initial listing requirements of the NYSE American, required regulatory approvals will not be obtained, or the registration statement on Form S-4 will not be declared effective, through no fault of Camber or Viking	20%*
Termination of the Merger Agreement by either party, through no fault of Camber	25%*
Termination of the Merger Agreement due to a material breach of the Merger Agreement by Camber or its disclosure schedules	0%*
Termination of the Merger Agreement for any reason and in the event the Secured Notes (defined below) are not repaid within 90 days of the date of termination and the Additional Payment (defined below) is not made.	30%

*Assumes the payment of Secured Notes within 90 days of the date of termination of the Merger Agreement and the Additional Payment (defined below) is made.

The Merger Agreement provides that the Secured Notes (defined below) will be forgiven in the event the Merger closes, and the Secured Notes will be due 90 days after the date that the Merger Agreement is terminated by any party for any reason, at which time an additional payment shall also be due to the Company and payable by Viking in an amount equal to (i) 115.5% of the original principal amount of the Secured Notes, minus (ii) the amount due to the Company pursuant to the terms of the Secured Notes upon repayment thereof (the “Additional Payment”) is due.

A required condition to the entry into the Merger was that the Company loan Viking $5 million, pursuant to the terms of a Securities Purchase Agreement, which was entered into on February 3, 2020 (the “SPA”). On February 3, 2020, the Company and Discover entered into a Stock Purchase Agreement pursuant to which Discover purchased 525 shares of Series C Preferred Stock, for $5 million, at a 5% original issue discount to the $10,000 face value of such preferred stock. Pursuant to the SPA, the Company made a $5 million loan to Viking (using funds raised from the sale of the Series C Preferred Stock shares to Discover), which was evidenced by a 10.5% Secured Promissory Note (the “Secured Note”). The Secured Note is secured by a security interest, para passu with the other investors in Viking’s Secured Note offering (subject to certain pre-requisites) in Viking’s then 75% ownership of Elysium and 100% of Ichor Energy Holdings, LLC, which is wholly-owned by Viking. Additionally, pursuant to a separate Security and Pledge Agreement entered into on February 3, 2020, Viking provided the Company a security interest in the membership, common stock and/or ownership interests of all of Viking’s existing and future, directly owned or majority owned subsidiaries, to secure the repayment of the Secured Note.

The Secured Note is convertible into common shares of Viking at a conversion price of $0.24 per share at any time after March 4, 2020, and before the 15th day after Viking’s common stock has traded at an average daily price of at least $0.55 for 15 consecutive business days (at which point the Secured Note is no longer convertible), provided that the Company is restricted from converting any portion of the Secured Note into Viking’s common stock if upon such conversion the Company would beneficially own more than 4.99% of Viking’s common stock (which percentage may be increased or decreased, with 61 days prior written notice to Viking, provided that such percentage cannot under any circumstances be increased to greater than 9.99%).

As additional consideration for the Company making the loan to Viking, Viking assigned the Company a 25% interest in Elysium pursuant to the terms of an Assignment of Membership Interests dated February 3, 2020.

Subsequently, on June 25, 2020, as discussed in greater detail below under “Note 19 – Subsequent Events”, the Company loaned an additional $4.2 million to Viking evidenced by another Secured Note (such $9.2 million in aggregate outstanding Secured Notes, the “Secured Notes”).

Investment in Unconsolidated Entity

The Company accounts for its investment in unconsolidated entities under the equity method of accounting when it owns less than 51% of a controlling interest and does not have the ability to exercise significant influence over the operating and financial policies of the entity. The Company owns 25% of Elysium as of March 31, 2020, as discussed above, and accounts for such ownership under the equity method of accounting. The investment is adjusted accordingly for dividends or distributions it receives and its proportionate share of earnings or losses of the entity. Elysium is involved in oil and gas exploration and production in the United States. The balance sheet of Elysium at March 31, 2020 included current assets of $4.0 million, total assets of $37.7 million, total liabilities of $34.0 million and net assets of $3.7 million. Additionally, the income statement for Elysium for the period from February 3, 2020 (the date acquired) through March 31, 2020 included total revenues of $4.0 million and net income of $3.8 million.

Table below shows the changes in the Investment in entities for the years ended March 31, 2020 and 2019, respectively:

	2020	2019
Carrying amount at beginning of year	$—	$—
Investment in Elysium	—	—
Proportionate Share of Elysium Earnings	957,169	—
Carrying amount at end of year	$957,169	$—

NOTE 6 – LONG-TERM NOTES RECEIVABLE

Long-term notes receivable as of March 31, 2020 and 2019 are comprised of:

	March 31, 2020	March 31, 2019
Note receivable from Viking Energy Group, Inc. pursuant to a 10.5% Secured Promissory Note dated February 3, 2020 in the original principal amount of $5,000,000, having an annual interest rate of 10.5%, with interest due quarterly beginning on May 1, 2020, maturing February 3, 2022. Accrued and unpaid interest of $83,425 is included in accounts receivable at March 31, 2020. The Note is secured by secured interests in 6 Viking Energy Group, Inc. subsidiaries. See also “Note 5 – Plan of Merger and Investment in Unconsolidated Entity”.	$5,000,0000	$—
Note receivable from Lineal Star Holdings, LLC pursuant to a Promissory Note dated effective December 31, 2019, in the original principal amount of $1,539,719, accruing annual interest of 10.5%, due quarterly beginning on March 31, 2020, maturing December 31, 2021, with accrued and unpaid interest of $37,966 included in accounts receivable at March 31, 2020. See also “Note 12 - Merger Agreement and Divestiture”.	1,539,719	—
Note receivable from Lineal Star Holdings, LLC pursuant to a Promissory Note No. 2 dated effective December 31, 2019, in the original principal amount of $800,000, accruing annual interest of 8%, due quarterly beginning on March 31, 2020, maturing December 31, 2021, with accrued and unpaid interest of $15,781 included in accounts receivable at March 31, 2020. See also “Note 12 - Merger Agreement and Divestiture”.	800,000	—
Less: current maturities	—	—
Total	$7,339,719	$—

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the future retirement of oil and natural gas properties for the years ended March 31, 2020 and 2019:

	2020	2019
Carrying amount at beginning of year	$303,809	$979,159
Payments	(149,910)	—
Accretion	2,920	4,725
Dispositions	—	(699,536)
Revisions of previous estimates	(85,069)	19,461
Carrying amount at end of year	$71,750	$303,809

Camber has short-term obligations of $30,227 and $0 related to the plugging liabilities at March 31, 2020 and 2019, respectively.

NOTE 8 – NOTES PAYABLE AND DEBENTURE

The Company had no notes payable or debenture outstanding as of March 31, 2020 2019.

Debenture

On October 31, 2018, an accredited institutional investor, Discover Growth Fund LLC (“Discover”) converted the entire $495,000 remaining balance of principal owed under the terms of a convertible debenture which it held, into an aggregate of 642 shares of common stock, including 5 shares of common stock issuable upon conversion of the principal amount thereof (at a conversion price of $101,562.50 per share), and 637 shares in connection with conversion premiums due thereon (at an initial conversion price, as calculated as provided in such debenture, of $1,912.50 per share). A total of 80 of such shares were issued to Discover in connection with the initial conversion and the remaining shares were held in abeyance subject to Discover’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover. Subsequent to the October 31, 2018 conversion date, Discover was due an additional 38,116 shares of common stock in connection with true ups associated with the original issuance, as a result of the conversion price of the conversion premiums falling to $31.25 per share pursuant to the terms of the convertible debenture. Through March 31, 2020, all of the shares have been issued.

NOTE 9 – DERIVATIVE LIABILITIES

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

Activities for derivative warrant instruments during the years ended March 31, 2020 and 2019 were as follows:

	2020	2019
Carrying amount at beginning of period	$5	$5
Change in fair value	(5)	—
Carrying amount at end of period	$—	$5

The fair value of the derivative warrants was calculated using the Black-Scholes pricing model. Variables used in the Black Scholes pricing model as of March 31, 2019 include (1) discount rate of 2.20%, (2) expected term of 0.10 years, (3) expected volatility of 253.77%, and (4) zero expected dividends.

As of March 31, 2020, the Company had 2,294 shares of Series C Preferred Stock issued and outstanding, which shares of preferred stock are convertible into common stock of the Company pursuant to their terms. Such preferred stock is convertible, if converted in full, into more shares of common stock than the Company currently has authorized. Typically this would require the common stock equivalents to be considered tainted derivative instruments, and the Company to record a derivative liability for the aggregate fair value of the tainted securities; however, due to the low probability of the conversion of the Series C Preferred Stock; the ownership limitation therewith, which prevents the holder of such preferred stock from converting such preferred stock into common stock, if upon such conversion such holder would own more than 9.99% of the Company’s then outstanding shares of common stock; and the de minimis value of the tainted securities, the Company has determined that no fair value has to be recorded at this time.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Office Lease. Information regarding the Company’s office space is disclosed in greater detail above under “Note 4 Property and Equipment –Leases”, above.

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

Lineal (which as of December 31, 2019 has been completely divested in connection with the Lineal Divestiture discussed in “Note 12 – Merger Agreement and Divestiture”) has the usual liability of contractors for the completion of contracts and the warranty of its work. In addition, Lineal acts as prime contractor on a majority of the projects it undertakes and is normally responsible for the performance of the entire project, including subcontract work. Management is not aware of any material exposure related thereto which has not been provided for in the accompanying consolidated financial statements.

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

The Company recognized a net settlement cost of $204,842 included on the statement of operations for the year ended March 31, 2020 in connection with the settlement, which is expected to close shortly after the date of this report.

The Company has since brought the applicable wells into regulatory compliance to the extent such compliance was required by the Railroad Commission of Texas and the Company is in the process of assigning to PetroGlobe all of its right, title and interest in all wells, leases, royalties, minerals, equipment, and other tangible assets associated with specified wells and properties, which is expected to be completed shortly after the date of this report. The Company also plans to assign all of its membership interests in CE to Petrolia shortly after the date of this report.

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

The parties filed a motion and order to dismiss the lawsuit with prejudice shortly after execution of the Settlement Agreement.

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

NOTE 11 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Oil and Gas Contracts

The following table disaggregates revenue by significant product type for the years ended March 31, 2020 and 2019, respectively:

	2020	2019
Oil sales	$296,036	$526,365
Natural gas sales	37,049	772,105
Natural gas liquids sales	64,033	1,443,632
Total oil and gas revenue from customers	$397,118	$2,742,102

NOTE 12 – MERGER AGREEMENT AND DIVESTITURE

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

In connection with the Lineal Plan of Merger, the Company entered into several other agreements, including (a) a Security Exchange Agreement dated July 8, 2019 (the “Exchange Agreement”), by and between the Company and Discover; (b) a Termination Agreement dated July 8, 2019, by and between the Company and Discover Growth Fund, which purchased shares of Series C Preferred Stock from us in December 2018 (“Discover Growth”, which subsequently transferred all of its shares of Series C Preferred Stock to Discover); and (c) a Funding and Loan Agreement dated July 8, 2019, by and among the Company, Lineal, and certain of the Lineal Members who also acquired shares of the Company’s preferred stock as a result of the Lineal Merger (the “Funding Agreement”), which provided for the Company to loan $1,050,000 to Lineal, which loan was evidenced by a Promissory Note entered into by Lineal, as borrower, in favor of the Company, as lender, dated July 8, 2019 (the “July 2019 Lineal Note”).

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

The Redemption Agreement also provided for (a) the entry by Lineal and the Company into a new unsecured promissory note in the amount of $1,539,719, the outstanding amount of the July 2019 Lineal Note together with additional amounts loaned by Camber to Lineal through December 31, 2019 (the “December 2019 Lineal Note”); (b) the unsecured loan by the Company to Lineal on December 31, 2019 of an additional $800,000, entered into by Lineal in favor of the Company on December 31, 2019 (“Lineal Note No. 2”); and (c) the termination of the prior Lineal Plan of Merger and Funding Agreement entered into in connection therewith (pursuant to which all funds previously held in a segregated account for future Lineal acquisitions, less amounts loaned pursuant to Lineal Note No. 2, were released back to the Company). The December 2019 Lineal Note and Lineal Note No. 2, accrue interest, payable quarterly in arrears, beginning on March 31, 2020 and continuing until December 31, 2021, when all interest and principal is due, at 8% and 10% per annum (18% upon the occurrence of an event of default), respectively. As of March 31, 2020, $53,746 of interest related to the December 2019 Lineal Note and Lineal Note No. 2 was accrued and included in the consolidated balance sheet in Accounts Receivable.

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

Components of amounts reflected in the Company’s consolidated statements of operations related to discontinued operations are presented in the following table for the year ended March 31, 2020.

Year Ended
March 31, 2020
Contract revenue	$9,106,764
Contract costs	(7,772,726)
Depreciation and amortization	(155,282)
Selling, general and administrative	(1,649,643)
Operating loss	(470,887)
Other income	273,037
Interest expense	(113,522)
Net (loss) from discontinued operations	(311,372)
Loss on disposal of business	(2,706,628)
Change in value of preferred stock	3,018,000
Total loss on discontinued operations	$—

NOTE 13 – INCOME TAXES

The Company recorded a provision for income taxes of approximately $0 and $3,000 for the years ended March 31, 2020 and March 31, 2019, respectively.

	2020	2019
Current taxes:
Federal	$—	$—
State	—	3,000
	—	3,000
Deferred taxes:
Federal	—	—
State	—	—
	—	—
Total	$—	$3,000

The following is a reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate of 21% to income from continuing operations before income taxes for the years ended March 31, 2020 and 2019:

	2020	2019
Tax expense (benefit), computed at expected tax rates	$(809,941)	$3,495,692
Nondeductible expenses	3,298	77,473
State taxes net of FIT benefit	—	2,370
Return to accrual true-up	—	1,490,624
Change in valuation allowance	806,643	(5,063,159)
Total	$—	$3,000

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	At March 31,
	2020	2019
Deferred tax assets:
Net operating tax loss carryforwards	$10,432,878	$9,396,605
Depreciation, depletion and amortization	611,157	643,497
Income from subsidiary	(201,005)	—
Share-based compensation	302,916	302,916
Bad debt reserve	43,692	39,977
Other	—	1
Total deferred tax assets (liabilities)	11,189,638	10,382,996

Less: valuation allowance	(11,189,638)	(10,382,996)
Total	$—	$—

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

At March 31, 2020, the Company had estimated net operating loss carryforwards for federal income tax purposes of approximately $50 million, adjusted for the ownership change limitation discussed above, which will begin to expire, if not previously used, beginning in the fiscal year 2028. A valuation allowance has been established for the entire amount of the deferred tax assets for the years ended March 31, 2020 and March 31, 2019.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the 2017 Tax Cuts and Jobs Act (“2017 Tax Reform”). The 2017 Tax Reform significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. The Company has reasonably estimated the effects of the 2017 Tax Reform and recorded provisional amounts in the consolidated financial statements as of March 31, 2018. This amount is primarily comprised of the re-measurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21%, from 34%. The Company will continue to monitor additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, so we may make adjustments to the provisional amounts (if any). However, management’s opinion is that future adjustments due to the 2017 Tax Reform should not have a material impact on the Company’s provision for income taxes.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” (“CARES ACT”). The CARES Act, among other things, includes provisions relating to net operating loss (“NOL”) carryback periods. The Company is evaluating the impact, if any, that the CARES Act may have on the Company’s future operations, financial position, and liquidity in fiscal year 2021. At this time, the Company does not expect to realize the benefits of the NOL carryback provisions.

The Company files income tax returns for federal and state purposes. Management believes that with few exceptions, the Company is not subject to examination by United States tax authorities for periods prior to 2016.

NOTE 14 – STOCKHOLDERS’ EQUITY

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

On November 15, 2018, the Company entered into a consulting agreement with Regal Consulting (“Regal”), an investor relations firm, pursuant to which the firm agreed to provide the Company investor relations and consulting services for a period of six months, for monthly consideration of $28,000 and 7 restricted shares of the Company’s common stock. In January 2019, the Company issued 13 shares of restricted common stock to Regal Consulting for the months of November and December 2018, which shares were issued during the year ended March 31, 2019.  On February 13, 2019, and effective on January 31, 2019, the Company entered into a First Amendment to the Consulting Agreement previously entered into with Regal Consulting. Pursuant to the First Amendment, the parties agreed to expand the investor relations services required to be provided by Regal Consulting under the agreement in consideration for $50,000 per month and 40 restricted shares of common stock per month (the “Regal Shares”)(which are fully-earned upon issuance) during the term of the agreement, and agreed to extend the term of the agreement until October 1, 2019 (unless the Company completes an acquisition or combination prior to such date). All of the Regal Shares had been earned and issued to Regal as of September 30, 2019. On October 15, 2019, the Company entered into a Settlement and Mutual Release Agreement (the “Release”) with Regal, pursuant to which it agreed to settle and terminate the consulting agreement with Regal. Pursuant to the Release, the Company agreed to issue Regal 1,514 shares of the Company’s restricted common stock and to pay Regal $17,500 in consideration for agreeing to terminate the agreement. The Company and Regal also provided each other mutual releases in connection with the Release. The 1,514 shares of common stock were issued to Regal on June 1, 2020.

On February 13, 2019, the Company entered into a letter agreement with SylvaCap Media (“SylvaCap”), pursuant to which SylvaCap agreed to act as the Company’s non-exclusive digital marketing service provider in consideration for an aggregate of 480 shares of restricted common stock (the “SylvaCap Shares”), which are fully-earned upon their issuance, and $50,000 per month during the term of the agreement, which ends on November 12, 2019 (unless the Company completes an acquisition or combination prior to such date) or upon termination by either party for cause. The Company also agreed to provide SylvaCap piggy-back registration rights in connection with the SylvaCap Shares and to pay SylvaCap $6,250 every three months as an expense reimbursement. The total value of the restricted shares of common stock due of $261,540 was accrued in common stock payable as of March 31, 2019. The 480 SylvaCap shares were issued in May 2019 and there are no shares due as of March 31, 2020.

During the year ended March 31, 2020, Discover and Discover Growth, which purchased shares of Series C Preferred Stock from the Company in December 2018, and which subsequently transferred all of its shares of Series C Preferred Stock to Discover, converted 11 shares of the Series C Preferred Stock with a face value of $110,000, and a total of 4,899,442 shares of common stock were issued, which includes additional shares for conversion premiums and true ups in connection with those conversions through March 31, 2020.

From April 1, 2019 to March 31, 2020, Discover was issued 29,073 shares of common stock as true-ups in connection with the October 31, 2018 conversion of the $495,000 remaining balance of principal owed under the terms of a convertible debenture. No additional shares were owed to Discover as of March 31, 2020, pursuant to the debenture.

Series A Convertible Preferred Stock

As of March 31, 2020 and 2019, the Company had no Series A Convertible Preferred Stock issued or outstanding.

Series B Redeemable Convertible Preferred Stock

As of March 31, 2020 and 2019, there were 0 and 44,000 shares of Series B Preferred Stock outstanding, respectively, which have the following features:

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

Effective on May 15, 2020, due to the fact that no shares of Series B Preferred Stock were outstanding, the Board of Directors approved, and the Company filed, a Certificate of Withdrawal of Certificate of Designation relating to such series of preferred stock with the Secretary of State of Nevada and terminated the designation of its Series B Preferred Stock effective as of the same date.

Series C Redeemable Convertible Preferred Stock

During the year ended March 31, 2020, the Company sold 525 shares of Series C Preferred Stock for total proceeds of $5 million. In the event the Merger Agreement entered into with Viking in February 2020 is terminated for any reason, we (until June 22, 2020, when such terms were amended) were required to redeem the 525 shares of Series C Preferred Stock which we sold during the year ended March 31, 2020, at a 110% premium, in an aggregate amount equal to $5,775,000. Because of the requirement to redeem such 525 shares of Series C Preferred Stock in the event the Merger Agreement is terminated, which termination is partially outside the control of the Company, such 525 shares of Series C Preferred Stock is classified as temporary equity on the March 31, 2020 balance sheet. Temporary equity is a security with redemption features that are outside the control of the issuer, is not classified as an asset or liability in conformity with GAAP, and is not mandatorily redeemable. Subsequent to March 31, 2020, on June 22, 2020, the Company and Discover terminated the obligation for Camber to redeem the 525 shares of Series C Preferred Stock upon termination of the Merger Agreement; and provided that a new obligation exists in connection with the required redemption, on similar terms of 630 shares of Series C Preferred Stock sold on June 22, 2020.

During the year ended March 31, 2019, the Company sold and issued 1,577 shares of Series C Preferred Stock pursuant to the terms of a October 2017 Stock Purchase Agreement, October 2018 Stock Purchase Agreement and November 2018 Stock Purchase Agreement, for total consideration of $15 million. As of March 31, 2020 and 2019, there were 2,819 and 2,305 shares of Series C Preferred Stock outstanding, respectively.

During the year ended March 31, 2019, Discover and Discover Growth converted 404 shares of the Series C Preferred Stock with a face value of $4.04 million, and a total of 3,794 shares of common stock were issued, which includes additional shares for conversion premiums and true ups in connection with those conversions through March 31, 2019.

During the year ended March 31, 2020, Discover and Discover Growth converted 11 shares of the Series C Preferred Stock with a face value of $110,000, and a total of 4,899,442 shares of common stock were issued, which includes additional shares for conversion premiums and true ups in connection with those conversions through March 31, 2020.

As of March 31, 2020 and March 31, 2019, the Company accrued common stock dividends on the Series C Preferred Stock based on the then 34.95% premium dividend rate. The Company recognized a total charge to additional paid-in capital and stock dividends distributable but not issued of $7,737,086 and $5,676,715 related to the stock dividend declared but not issued for the years ended March 31, 2020 and 2019, respectively.

Series E Redeemable Convertible Preferred Stock and Series F Convertible Preferred Stock

As described above in “Note 1 – General” and “Note 12 – Merger Agreement and Divestiture”, on the Closing Date, pursuant to the Lineal Plan of Merger, the Company acquired 100% of the ownership of Lineal from the Lineal Members in consideration for 1,000,000 of the newly issued shares of Series E Preferred Stock and 16,750 of the newly issued shares of Series F Preferred Stock and effective on December 31, 2019, the Company divested its ownership in Lineal and the Series E Preferred Stock and Series F Preferred Stock were returned to the Company and cancelled.

Effective on May 15, 2020, due to the fact that no shares of Series E Preferred Stock and Series F Preferred Stock were outstanding, the Board of Directors approved, and the Company filed, Certificates of Withdrawal of the Certificate of Designations relating to such series of preferred stock with the Secretary of State of Nevada and terminated the designation of its Series E Preferred Stock and Series F Preferred Stock effective as of the same date.

Warrants

The following is a summary of the Company’s outstanding warrants at March 31, 2020:

Warrants		Exercise	Expiration	Intrinsic Value at
Outstanding		Price ($)	Date	March 31, 2020
1	(1)	1,171,875.00	April 26, 2021	$—
3	(2)	195,312.50	September 12, 2022	—
32	(3)	12,187.50	May 24, 2023	—
36				$—

(1)	Warrants issued in connection with the sale of convertible notes. The warrants were exercisable on the grant date (April 26, 2016) and remain exercisable until April 26, 2021.
(2)	Warrants issued in connection with funding. The warrants were exercisable on the grant date (September 12, 2017) and remain exercisable until September 12, 2022.
(3)	Warrants issued in connection with a Severance Agreement with Richard N. Azar II, the Company’s former Chief Executive Officer. The warrants were exercisable on the grant date (May 25, 2018) and remain exercisable until May 24, 2023.

NOTE 15 – SHARE-BASED COMPENSATION

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

Under the 2010 Incentive Plan, 58 shares of the Company’s common stock are authorized for initial issuance or grant, under the 2012 Incentive Plan, 96 shares of the Company’s common stock are authorized for initial issuance or grant, and under the 2014 Incentive Plan, as amended, 2,500,000 shares of the Company’s common stock are authorized for issuance or grant. As of March 31, 2020, there was an aggregate of 1 share available for issuance or grant under the 2010 Incentive Plan, 5 shares were available for issuance or grant under the 2012 Incentive Plan and an aggregate of approximately 1,999 securities were available for issuance or grant under the 2014 Incentive Plan as amended for future issuances and grants, respectively. The number of securities available under the 2010, 2012 and 2014 Plans is reduced one for one for each security delivered pursuant to an award under the Plans. Any issued or granted security that becomes available due to expiration, forfeiture, surrender, cancellation, termination or settlement in cash of an award under the Incentive Plans may be requested and used as part of a new award under the Plans.

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

Stock Options

The following summarizes Camber’s stock option activity for each of the years ended March 31, 2020 and 2019:

	2020		2019
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding at Beginning of Year	2	$40,429,700	2	$40,429,700
Expired/Cancelled	—	—	—	—
Outstanding at End of Year	2	$40,429,700	2	$40,429,700

Of the Company’s outstanding options, no options were exercised or forfeited during the years ended March 31, 2020 and 2019, respectively. Compensation expense related to stock options during the years ended March 31, 2020 and 2019 was $0.

Options outstanding and exercisable at March 31, 2020 and 2019 had no intrinsic value. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options.

As of March 31, 2020 and 2019, there was no remaining unrecognized share-based compensation expense related to all non-vested stock options, respectively.

Options outstanding and exercisable as of March 31, 2020:

Exercise	Remaining	Options	Options
Price ($)	Life (Yrs.)	Outstanding	Exercisable
40,429,700	0.50	2	2
	Total	2	2

NOTE 16– INCOME (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per share for the years ended March 31, 2020 and 2019 was as follows:

	Year Ended
	March 31,
	2020	2019
Numerator:
Income (loss)	$(3,856,299)	$16,643,153
Less preferred dividends	(7,737,086)	(5,676,715)
Net income (loss) attributable to common stockholders	$(11,593,385)	$10,966,438

Denominator
Weighted average share – basic	2,109,622	3,951

Dilutive effect of common stock equivalents
Options/warrants	—	—
Preferred C shares	—	37,854

Denominator
Total Weighted average shares – diluted	2,109,622	41,805
Income (loss) per share – basic
Continuing operations	$(5.50)	$2,775.61
Income (loss) per share – diluted
Continuing Operations	$(5.50)	$262.32

For the years ended March 31, 2020 and 2019, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would be anti-dilutive.

	2020	2019
Common Shares Issuable for:
Convertible Debt	276	—
Options and Warrants	38	41
Series C Preferred Shares	1,218,016,833	—
Total	1,218,017,147	41

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the years ended March 31, 2020 and 2019:

	2020	2019
Interest	$14,771	$842,520
Income taxes	$—	$—

Non-cash investing and financing activities for the years ended March 31, 2020 and 2019 included the following:

	2020	2019

Reduction in Accounts Payable for Payments Made on Previously Accrued Capital Expenditures	$—	$547,033
Change in Estimate for Asset Retirement Obligations	$85,069	$19,461
Issuance of Common Stock for Payment of Consulting Fees	$—	$234,430
Settlement of Common Stock Payable	$331,030	$—
Conversion of Preferred B Shares to Common Stock	$44	$365
Stock Dividends Distributable but not Issued	$7,737,086	$5,676,715
Conversion of Notes and Accrued Interest to Common Stock	$—	$917,104
Conversion of Preferred Stock to Common Stock	$4,899	$4
Warrants Issued in Abeyance	$29	$—
Issuance of Common Stock for Dividends	$3	$2,782

Note 18 – FAIR VALUE MEASUREMENTS

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

Fair Value Measurements

The liabilities and mezzanine equity carried at fair value as of March 31, 2020 and March 31, 2019 were as follows:

March 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$5	$—	$—	$5
Total liabilities at fair value	$5	$—	$—	$5

There were no transfers in or out of Level 3 for the year ended March 31, 2020.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

In addition to the financial instruments that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a non-recurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges or as part of a business combination. As discussed in “Note 12 – Merger Agreement and Divestiture” , during the year ended March 31, 2020, the Company recorded non-recurring fair value measurements related to the Lineal Plan of Merger. These fair value measurements were classified as Level 3 within the fair value hierarchy.

Additionally, the Series E Preferred Stock and Series F Preferred Stock were considered contingently redeemable preferred stock and were classified as mezzanine equity during the period. The fair value of these instruments was estimated as part of the accounting for the Lineal Plan of Merger described in “Note 12 – Merger Agreement and Divestiture”. Effective December 31, 2019, the Series E and Series F Preferred Stock were returned to the Company and cancelled as part of the Lineal Divestiture. Immediately prior to the Lineal Divestiture, the estimated fair value of the Series E and Series F Preferred Stock was determined using an income valuation approach to estimate the future cash flows of the Lineal business as of December 31, 2019, including an analysis of the terms and rights of each class of equity and their current value based on the disposition of the Lineal business. No Series E and Series F Preferred Stock was outstanding as of March 31, 2020.

NOTE 19– SUBSEQUENT EVENTS

On April 16, 2020, pursuant to the authorization and approval provided by the stockholders of the Company at the special meeting of stockholders held on April 16, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to increase its authorized shares of common stock, $0.001 par value per share, from 5 million shares to 25 million shares, which filing became effective on the same date.

On February 15, 2020, the Company entered into a letter agreement with Sylva International LLC d/b/a SylvaCap Media (“SylvaCap”), pursuant to which SylvaCap agreed to act as the Company’s non-exclusive digital marketing service provider in consideration for an aggregate of 100,000 shares of restricted common stock (the “SylvaCap Shares”), which are fully-earned upon their issuance, and $50,000 per month during the term of the agreement, which was to end on June 15, 2020. On May 12, 2020, the Company entered into the first amendment to the SylvaCap agreement. Pursuant to the amendment, the Company and SylvaCap extended the term of the letter agreement to October 19, 2020. The SylvaCap Shares were issued on May 15, 2020.

The Company previously designated (a) 2,000 shares of preferred stock as Series A Convertible Preferred Stock (November 2011); (b) 600,000 shares of preferred stock as Series B Redeemable Convertible Preferred Stock (Amended and Restated on August 2016); (c) 50,000 shares of preferred stock as Series D Convertible Preferred Stock (July 2019); (d) 1,000,000 shares of preferred stock as Series E Redeemable Convertible Preferred Stock (July 2019); and (e) 16,750 shares of preferred stock as Series F Redeemable Preferred Stock (July 2019).

Effective May 15, 2020, due to the fact that no shares of Series A Convertible Preferred Stock, Series B Redeemable Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Redeemable Convertible Preferred Stock or Series F Redeemable Preferred Stock were outstanding, the Board of Directors approved, and the Company filed, Certificate of Withdrawal of Certificate of Designations relating to such series of preferred stock with the Secretary of State of Nevada and terminated the designation of its Series A Convertible Preferred Stock, Series B Redeemable Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Redeemable Convertible Preferred Stock and Series F Redeemable Preferred Stock effective as of the same date. As a result, the only preferred stock which is currently designated by the Company is the Company’s Series C Redeemable Convertible Preferred Stock.

On May 27, 2020, Viking and Camber entered into the First Amendment to Agreement and Plan of Merger (the “First Amendment”) to amend the Merger Agreement to (i) modify the Camber Percentage (as defined below) adjustment mechanism to cap the aggregate Camber Percentage Increase (as defined below) or Camber Percentage Decrease (as defined below) at 5%; (ii) modify the events resulting in such adjustments; (iii) correct a prior error with such calculation which discussed Camber being required to have $4 million in cash at closing; and (iv) agree that neither party will raise capital from the other party’s existing shareholders without the prior written consent of the other party.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of Viking Common Stock issued and outstanding immediately prior to the Effective Time, other than certain shares owned by Camber, Viking and Camber’s merger subsidiary (which will be cancelled), will be converted into the right to receive the pro rata share of 80% of Camber’s post-Effective Time capitalization, taking into account the number of shares of common stock of Camber outstanding on a fully-diluted basis and without taking into account any shares of common stock which the holder of Camber’s Series C Preferred Stock can receive upon conversion of the Series C Preferred Stock, or a separate series of preferred stock issued in exchange for such Series C Preferred Stock, which has fixed conversion provisions, subject to certain adjustment provisions. Holders of Viking Common Stock will have any fractional shares of Camber common stock after the Merger rounded up to the nearest whole share.

The Merger Agreement, as amended by the First Amendment, provides that the Camber Percentage is to be adjusted as follows: (i) for each (A) $500,000 in Camber unencumbered cash (without any associated debt) available for use by the combined company (the “Combined Company”) after the Effective Time, with a permitted use being to, among other things, pay debt obligations of Viking outside of Viking’s Ichor division or Elysium division, which comes from equity sold by Camber for cash from February 3, 2020, through the Effective Time, which is not contingent or conditional upon the closing of the Merger (the “Camber Surplus Cash”), or (B) $500,000 in other unencumbered assets acquired by Camber after the date of First Amendment and prior to closing without increasing Camber’s liabilities (the “Other Camber Surplus Assets”), the Camber Percentage will increase by an incremental 0.5% (a “Camber Percentage Increase”); and (ii) for each additional $500,000 in Viking unencumbered cash (without any associated debt) for use by the Combined Company after the Effective Time which is not contingent or conditional upon the closing of the Plan of Merger, with a permitted use being to, among other things, pay debt obligations of Viking outside of Viking’s Ichor division or Elysium division in excess of $500,000 at Closing, which comes from equity sold by Viking for cash from February 3, 2020 through the Effective Time, the Camber Percentage will decrease by an incremental 0.5% (a “Camber Percentage Decrease”). The aggregate Camber Percentage Increase or Camber Percentage Decrease shall not exceed 5% pursuant to this particular section of the Merger Agreement, and neither party will raise capital from the other party’s existing shareholders without the prior written consent of such other party.

Since April 1, 2020, and through June 24, 2020, Discover has converted 498 shares of Series C Preferred Stock into approximately 13,033,208 shares of common stock, of which 7,354,416 shares of common stock had been issued as of June 24, 2020, and a total of approximately 5,678,792 shares of common stock were due to Discover, and are held in abeyance until such issuances are requested by Discover, subject to the 9.99% ownership limitation set forth in the designation of the Series C Preferred Stock. The number of Series C Preferred Stock converted by Discover of the Series C Preferred Stock since April 1, 2020, and through June 24, 2020, are summarized below:

●	On April 15, 2020, Discover converted 17 shares of Series C Preferred Stock into 442,804 shares of common stock, all of which have been issued to date;

●	On April 23, 2020, Discover converted 236 shares of Series C Preferred Stock into 6,177,412 shares of common stock, all of which have been issued to date; and

●	On June 23, 2020, Discover converted 245 shares of Series C Preferred Stock into 6,412,992 shares of common stock, of which a total of approximately 5,678,792 shares of common stock remain due to Discover as of June 24, 2020, and are held in abeyance until such issuances are requested by Discover, subject to the 9.99% ownership limitation set forth in the designation of the Series C Preferred Stock.

On June 15, 2020, Viking and the Company entered into a Second Amendment to Agreement and Plan of Merger (the “Second Amendment”) to amend the Merger Agreement to extend the date after which the Merger Agreement can be cancelled by either the Company or Viking, if not completed thereby, from June 30, 2020 to September 30, 2020, provided that either the Company or Viking has the right to further extend such date from time to time, until up to December 31, 2020, in the event that Camber has not fully resolved SEC comments on Registration Statement on Form S-4 which the Company filed in connection with the Merger, or other SEC filings related to the Merger, and the Company is responding to such comments in a reasonable fashion, subject to certain exceptions.

On and effective June 22, 2020, the Company and Discover entered into a Stock Purchase Agreement (the “June 2020 Purchase Agreement”), pursuant to which Discover purchased 630 shares of Series C Preferred Stock for $6 million, at a 5% original issue discount to the $10,000 face value of such preferred stock (the “Face Value”). Pursuant to the June 2020 Purchase Agreement, as long as Discover holds any shares of Series C Preferred Stock, the Company agreed that, except as contemplated in connection with the Merger, the Company would not issue or enter into or amend an agreement pursuant to which the Company may issue any shares of common stock, other than (a) for restricted securities with no registration rights, (b) in connection with a strategic acquisition, (c) in an underwritten public offering, or (d) at a fixed price. The Company also agreed that it would not issue or amend any debt or equity securities convertible into, exchangeable or exercisable for, or including the right to receive, shares of common stock (i) at a conversion price, exercise price or exchange rate or other price that is based upon or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of the security or (ii) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock.

Additionally, provided that the Company has not materially breached the terms of the June 2020 Purchase Agreement, the Company may at any time, in its sole and absolute discretion, repurchase from Discover all, but not less than all, of the then outstanding shares of Series C Preferred Stock sold pursuant to the agreement by paying to Discover 110% of the aggregate face value of all such shares.

The Company also agreed to provide Discover a right of first offer to match any offer for financing the Company receives from any person while the shares of Series C Preferred Stock sold pursuant to the June 2020 Purchase Agreement are outstanding, except for debt financings not convertible into common stock, which are excluded from such right to match.

Finally, the Company agreed that if it issues any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to Discover, then the Company would notify Discover of such additional or more favorable term and such term, at Discover’s option, may become a part of the transaction documents with Discover.

The Company agreed pursuant to the June 2020 Purchase Agreement that if the Merger does not close by the required date approved by the parties thereto (as such may be extended from time to time), the Company is required, at Discover’s option, in its sole and absolute discretion, to immediately repurchase from Discover all then outstanding Series C Preferred Stock shares acquired by Discover pursuant to the June 2020 Purchase Agreement, by paying to Discover 110% of the aggregate Face Value of all such shares (the “Repurchase Requirement”), which totals $6,930,000.

Finally, the Company agreed to include proposals relating to the approval of the June 2020 Purchase Agreement and the issuance of the shares of common stock upon conversion of the Series C Preferred Stock sold pursuant to the June 2020 Purchase Agreement, as well as an increase in authorized common stock to fulfill the Company’s obligations to issue such shares, at the meeting held to approve the Merger or a separate meeting in the event the Merger is terminated prior to shareholder approval, and to use commercially reasonable best efforts to obtain such approvals as soon as possible and in any event prior to December 31, 2020.

On June 22, 2020, the Company and Discover entered into an Amendment to Stock Purchase Agreement (the “SPA Amendment”), pursuant to which Discover agreed to terminate the obligation set forth in the Stock Purchase Agreement previously entered into between the Company and Discover on February 3, 2020, which contained a Repurchase Requirement substantially similar to the one contained in the June 2020 Purchase Agreement (as to the 525 shares of Series C Preferred Stock sold to Discover on February 3, 2020), which would have required that the Company pay Discover an aggregate of $5,775,000 in connection with the redemption of the 525 shares of Series C Preferred Stock the Company sold to Discover in the event the Merger was terminated.

On June 25, 2020, the Company and Viking entered into a Third Amendment to Agreement and Plan of Merger, which (i) provided for the entry into the June 2020 SPA (defined below) and the loan of the $4.2 million evidenced by the June 2020 Secured Note (discussed below); (ii) provided for the requirement to pay the Additional Payment (as discussed in “Note 5 – Plan of Merger and Investment in Unconsolidated Entity”) as a break-up fee, in the event the Merger is terminated prior to closing; (iii) updated the percentages of Elysium which are required to be returned to Viking upon termination of the Merger (as updated in “Note 5 – Plan of Merger and Investment in Unconsolidated Entity”); (iv) confirm that none of the funds loaned by the Company to Viking will affect the merger ratios set forth in the Merger Agreement; and (v) allow for the Company’s Board of Directors to authorize the payment to the officers and directors of the Company, of consideration of up to $150,000 each ($600,000 in aggregate), for past services rendered and services to be rendered by such individuals through the closing date of the Merger, which compensation has not been formally authorized by the Board of Directors to date, but which is expected to be authorized and documented in the coming weeks.

The discussion of the Merger Agreement included throughout these financial statements (including under “Note 5 – Plan of Merger and Investment in Unconsolidated Entity”) has been updated to take into effect the amendments affected by the Third Amendment.

On June 25, 2020, the Company loaned Viking an additional $4.2 million, pursuant to the terms of a Securities Purchase Agreement, which was entered into on the same date (the “June 2020 SPA”). The $4.2 million loan was evidenced by a 10.5% Secured Promissory Note (the “June 2020 Secured Note” and together with the February 2020 Secured Note, the “Secured Notes”), the repayment of which was secured by the terms of a Security and Pledge Agreement. The June 2020 Secured Note has substantially similar terms as the February 3, 2020 10.5% Secured Note discussed under “Note 5 – Plan of Merger and Investment in Unconsolidated Entity”, and substantially similar security obligations of Viking in connection therewith.

As additional consideration for the Company making the loan to Viking, Viking assigned the Company an additional 5% of Elysium pursuant to the terms of an Assignment of Membership Interests dated June 25, 2020, which brings the Company’s current total ownership of Elysium up to 30%.

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

The Company reported financial results from its acquisition of 25% of the membership interests of Elysium effective February 3, 2020, based on information provided by Viking’s management, which was derived from reserve reports prepared by an independent third party in conjunction with the acquisition due diligence as of September 1, 2019. Those balances were then adjusted for production reported by the seller through December 31, 2019 and then for actual production from the acquisition date through March 31, 2020. Elysium reported estimated total net reserves as of March 31, 2020 were 2,988,160 barrels (Bbls) of crude oil and 41,576,500 thousand cubic feet (Mcf) of natural gas which translates to an equivalent of 9,917,580 barrel of oil equivalents (Boe). Camber’s 25% interest in Elysium equates to ownership of 747,040 Bbls of crude oil and 10,394,130 Mcf of natural gas, which translates to an equivalent of 2,479,390 Boe.

These reserves are based on the Oil and Gas Benchmark Prices to Estimate Year-End Petroleum Reserves and Values Using U.S. Securities and Exchange Commission Guidelines from the Modernization of Oil and Gas Reporting and on the quantities of oil, natural gas and natural gas liquids (NGLs), which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, under existing economic conditions, operating methods and government regulations, prior to the time at which contracts providing the rights to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Reserves and economic evaluation of all of the Company’s properties are prepared on a well-by-well basis. The accuracy of the reserve estimates is a function of the quality and quantity of available data; interpretation of that data; and accuracy of various mandated economic assumptions.

As of March 31, 2020, Viking had net capitalized costs of $30.2 million and a net operating income from its oil and gas properties of $1.6 million. Camber’s 25% ownership in Elysium equates to net capitalized costs of $7.6 million and net operating income from its interest in the Elysium oil and gas properties of $0.4 million.

Viking’s management used an average monthly crude oil price of $52.048 per Bbl and a natural gas price of $2.74 per Mcf, for the twelve months ended March 31, 2020, to calculate the estimated discounted future net cash flow (“PV-10”) before tax expenses for total proved reserves of Elysium of approximately $104.9 million. Camber’s 25% ownership of Elysium equates to a PV10 before tax expense $26.2 million. Oil, natural gas and NGL prices are market driven and have been historically volatile, and we expect that future prices will continue to fluctuate due to supply and demand factors, seasonality, and geopolitical and economic factors, and such volatility can have a significant impact on our estimates of proved reserves and the related PV-10 value.

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

PROVED RESERVE SUMMARY

All of the Company’s reserves are located in the United States. The following tables sets forth the changes in Camber’s net proved reserves (including developed and undeveloped reserves) for the years ended March 31, 2020 and 2019. Reserves estimates as of March 31, 2020 and 2019, respectively, were estimated by the independent petroleum consulting firm Graves & Co. Consulting LLC:

	March 31,
	2020	2019
Crude Oil (Bbls)
Net proved reserves at beginning of year	124,524	129,573
Revisions of previous estimates	(64,275)	(3,868)
Purchases in place	—	—
Extensions, discoveries and other additions	—	—
Sales in place	—	(75)
Production	(5,399)	(8,846)
Net proved reserves at end of year	54,850	124,520

Natural Gas (Mcf)
Net proved reserves at beginning of year	208,710	8,147,168
Revisions of previous estimates	18,005	(7,609,052)
Purchases in place	—	—
Extensions, discoveries and other additions	—	—
Sales in place	—	(7,983)
Production	(18,892)	(321,423)
Net proved reserves at end of year	207,823	208,710

NGL (Bbls)
Net proved reserves at beginning of year	44,110	1,435,703
Revisions of previous estimates	4,381	(1,338,916)
Purchases in place	—	—
Extensions, discoveries and other additions	—	—
Sales in place	—	(1,418)
Production	(4,536)	(51,269)
Net proved reserves at end of year	43,955	44,100

Oil Equivalents (Boe)
Net proved reserves at beginning of year	203,406	2,923,138
Revisions of previous estimates	(56,880)	(2,603,224)
Purchases in place	—	—
Extensions, discoveries and other additions	—	—
Sales in place	—	(2,823)
Production	(13,084)	(113,685)
Net proved reserves at end of year	133,442	203,406

The following table sets forth Camber’s proved developed and undeveloped reserves at March 31, 2020 and 2019:

	At March 31,
	2020	2019
Proved Developed Producing Reserves
Crude Oil (Bbls)	54,850	76,490
Natural Gas (Mcf)	207,823	208,710
NGL (Bbls)	43,955	44,100
Oil Equivalents (Boe)	133,442	155,376

Proved Developed Non-Producing Reserves
Crude Oil (Bbls)	—	48,030
Natural Gas (Mcf)	—	—
NGL (Bbls)	—	—
Oil Equivalents (Boe)	—	48,030

Proved Undeveloped Reserves
Crude Oil (Bbls)	—	—
Natural Gas (Mcf)	—	—
NGL (Bbls)	—	—
Oil Equivalents (Boe)	—	—

Proved Reserves
Crude Oil (Bbls)	54,850	124,520
Natural Gas (Mcf)	207,823	208,710
NGL (Bbls)	43,955	44,100
Oil Equivalents (Boe)	133,442	203,406

*The Company engaged Graves & Co Consulting, LLC, an independent reserve engineering firm, to provide a reserve report on the Company’s properties as of March 31, 2020.

Proved Developed Not Producing Reserves

At March 31, 2020 and 2019, the Company had proved developed not producing reserves of crude oil of 0 Bbls and 48,030, respectively.

Proved Undeveloped Reserves

At March 31, 2020 and 2019, the Company had no proved undeveloped reserves.

The following table sets forth Camber’s net reserves in Boe by reserve category and by formation at March 31, 2020 and 2019:

	Proved Developed	Proved Non-Producing	Proved Undeveloped	Total Proved
Hutchinson Area
At March 31, 2020	—	—	—	—
At March 31, 2019	18,200	48,030	—	66,230
Trend Area
At March 31, 2020	133,442	—	—	133,442
At March 31, 2019	132,361	—	—	132,361
Other
At March 31, 2020	—	—	—	—
At March 31, 2019	4,815	—	—	4,815
Total
At March 31, 2020	133,442	—	—	133,442
At March 31, 2019	155,376	48,030	—	203,406

Capitalized Costs Relating to Oil and Natural Gas Producing Activities. The following table sets forth the capitalized costs relating to Camber’s crude oil and natural gas producing activities at March 31, 2020 and 2019:

	At March 31,
	2020	2019
Oil and gas properties subject to amortization	$50,352,033	$50,352,306
Oil and gas properties not subject to amortization	28,016,989	28,016,989
Capitalized asset retirement costs	91,850	176,649
Total oil & natural gas properties	78,460,872	78,545,944
Accumulated depreciation, depletion, and impairment	(78,350,605)	(78,333,628)
Net Capitalized Costs	$110,267	$212,316

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in Camber’s oil and natural gas property acquisition, exploration and development activities for the years ended March 31, 2020 and 2019:

	2020	2019
Acquisition of properties
Proved	$—	$—
Unproved	—	—
Exploration costs	—	—
Development costs	—	1,548,953
Total	$—	$1,548,953

Results of Operations for Oil and Natural Gas Producing Activities. The following table sets forth the results of operations for oil and natural gas producing activities for the years ended March 31, 2020 and 2019:

	2020	2019
Crude oil and natural gas revenues	$397,118	$2,742,102
Production costs	(494,096)	(3,003,901)
Depreciation and depletion	(16,977)	(473,521)
Results of operations for producing activities, excluding corporate overhead and interest costs	$(113,955)	$(735,320)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves. The following information has been developed utilizing procedures prescribed by ASC Topic 932 and based on crude oil and natural gas reserves and production volumes estimated by the independent petroleum consultants of Camber. The estimates were based on a 12-month average of first-of-the-month commodity prices for the years ended March 31, 2020 and 2019. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating Camber or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of Camber.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of Camber’s oil, NGL, and natural gas reserves as of March 31, 2020 and 2019:

	At March 31,
	2020	2019
Future cash inflows	$4,069,441	$9,223,561
Future production costs	(1,832,098)	(4,073,084)
Future development costs	—	(595,000)
Future income taxes	(469,846)	(956,650)
Future net cash flows	1,767,497	3,598,827
Discount to present value at 10% annual rate	(803,608)	(1,520,346)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$963,889	$2,078,481

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth the changes in the standardized measure of discounted future net cash flows for each of the years ended March 31, 2020 and 2019:

	2020	2019
Standardized measure, beginning of year	$2,078,481	$7,468,115
Crude oil and natural gas sales, net of production costs	96,978	260,928
Net changes in prices and production costs	(408,944)	1,842,171
Changes in estimated future development costs	(324,481)	344,759
Revisions of previous quantity estimates	(145,373)	17,112,424
Accretion of discount	122,014	263,955
Net change in income taxes	304,877	3,460,184
Purchases of reserves in place	—	—
Sales of reserves in place	—	(10,083)
Change in timing of estimated future production	(759,663)	(28,663,972)
Standardized measure, end of year	$963,889	$2,078,481

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

Pursuant to applicable rules, the Company makes the following additional disclosures:

(a)           GBH’s reports on the consolidated financial statements of the Company as of and for the fiscal years ended March 31, 2018 and 2017 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports contained explanatory paragraphs in respect to uncertainty as to the Company’s ability to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our interim principal executive officer and principal financial officer, have concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020 based on the criteria framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, our management has concluded that our internal controls over financial reporting were not effective as of March 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers and Directors

The following table and accompanying descriptions indicate the name of each officer and director, including their age, principal occupation or employment, and the year in which each person first became a director.

Name	Position	Date First Elected/Appointed as Director	Age
Louis G. Schott	Interim Chief Executive Officer	—	54
Robert Schleizer	Chief Financial Officer, Treasurer and Director	October 6, 2017	66
Fred Zeidman	Director	January 11, 2018	73
James G. Miller	Director	July 10, 2018	71

Information Concerning the Board of Directors and its Committees

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

The business experience of each of the persons listed above during the past five years is as follows:

Louis G. Schott, Interim Chief Executive Officer

Mr. Schott has served as the Interim Chief Executive Officer of the Company since May 25, 2018. Mr. Schott has over 25 years of legal and business experience with 20 years in the oil and gas industry, including a strong background in restructuring, mergers and acquisitions, public company regulations and requirements, title, energy finance, business development, general negotiations and land. Mr. Schott’s recent restructuring experience includes restructurings within and outside of bankruptcy and both public, traded on the TSX and NYSE American, and private entities.

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

Robert Schleizer, Chief Financial Officer and Director

Mr. Schleizer has served as Chief Financial Officer (beginning as Interim Chief Financial Officer) since June 2, 2017, as a member of the Board of Directors since October 6, 2017, and as Treasurer of the Company since January 9, 2018. Mr. Schleizer has over 30 years of financial and operational experience serving private and public companies in financial and organization restructuring, crisis management, acquisitions and divestitures, and equity and debt financings across multiple industries. He is a co-founder of BlackBriar Advisors LLC, a business renewal and acceleration firm, where he has served as Managing Partner since 2010. Prior to BlackBriar, Mr. Schleizer served as Chief Financial Officer and Director for Xponential, Inc., a public holding company that owned 34 specialty finance and retail stores, from 2001 to 2013, and as a Managing Director for BBK, an international financial advisory firm, where he provided restructuring and refinancing financial advisory services. Mr. Schleizer holds a Bachelor of Science in Accounting from Arizona State University and is a Certified Turnaround Professional. Effective August 17, 2017, Mr. Schleizer was appointed as Interim Chief Financial Officer and principal accounting/financial officer of Enerjex Resources, Inc., a position he held until March 26, 2018.

Director Qualifications:

Mr. Schleizer has served as a director of many private and public companies in the past and his industry financial expertise makes him an asset to the Company and qualified to serve as a director of the Company.

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

Over the course of his distinguished 50-year career, Mr. Zeidman has been involved in numerous high-profile workouts, restructurings and reorganizations. He was the former CEO, President and Chairman of Seitel, Inc., a Houston-based onshore seismic data provider where he was instrumental in the successful turnaround of the Company. He held the post of Chairman of the Board and CEO of Unibar Corporation, the largest domestic independent drilling fluids company, until its sale to Anchor Drilling Fluids in 1992.

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

James G. Miller, Director

Mr. Miller is a retired corporate executive, having served as president and CEO of several energy companies. He has previously served on the Board of Directors of companies listed on NYSE, NASDAQ and the Australian Stock Exchange. From 2009 until 2016, Mr. Miller served as a Director of Guardian 8 Holdings. From December 31, 2010 through March 2018, he was a Director of Enerjex Resources, Inc. (NYSE American), an oil and gas exploration and production company, and chaired the Audit Committee. In March 2018, Enerjex executed a merger which concluded his Board service.

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

Information Concerning the Board and its Committees

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have previously compensated our directors for service on the Board and committees thereof through the issuance of shares of common stock, stock options and cash compensation for meeting fees. Additionally, we reimburse directors for expenses incurred by them in connection with the attendance at meetings of the Board and any committee thereof (as described below). The Board appoints annually the executive officers of the Company and the executive officers serve at the discretion of the Board.

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

Board and Committee Activity and Compensation

For the fiscal year ending March 31, 2020, the Board held 14 meetings and took various other actions via the unanimous written consent of the Board and the various committees described below. All directors attended at least 75% of the Board of Directors meetings and committee meetings relating to the committees on which each director served. All of the then current directors attended our fiscal year 2020 Annual Stockholder meeting held on March 11, 2020. The Company encourages, but does not require all directors to be present at annual meetings of stockholders.

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

For the fiscal year ending March 31, 2020, the Audit Committee held four formal meetings, and took various actions via a unanimous written consent of the committee. The Audit Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies” and was filed as Exhibit 14.3 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009.

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

For the fiscal year ending March 31, 2020, the Compensation Committee held no formal meetings. The Compensation Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies” and was filed as Exhibit 14.5 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009.

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

For the fiscal year ending March 31, 2020, the Nominating and Governance Committee held no formal meetings, but did take various actions via a unanimous written consent of the committee. The Nominating and Governance Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies” and was filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, filed with the Commission on June 28, 2013.

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

Delinquent Section 16(a) Reports

None.

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

You can access our Revised Code on our website at www.camber.energy, and any stockholder who so requests may obtain a free copy of our Code of Ethics by submitting a written request to our Secretary. Additionally, the Code of Ethics was filed as an exhibit to the Company’s Form 8-K dated November 29, 2016, filed with the SEC on December 5, 2016, as Exhibit 14.1 thereto.

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

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time.

Policy Against Hedging

The Company does not currently have a policy against hedging.

Compensation Recovery

Under the Sarbanes–Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer and Chief Financial Officer. We plan to implement a clawback policy in the future, although we have not yet implemented such policy.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the most highly compensated executive officer other than the CEO and CFO who was serving as an executive officer of the Company at the end of March 31, 2020 and 2019 (the Company did not have any executive officers other than its CEO and CFO as of March 31, 2020), and up to two additional individuals for whom disclosure would have been required had they been serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Consulting Fees/Salary		Bonus	Stock Awards	All Other Compensation*		Total
Louis G. Schott	2020	$300,000	(4)	$—	$—	$34,453	(5)	$334,453
Interim Chief Executive Officer (1)	2019	$300,000	(4)	$25,000	$—	$33,120	(5)	$358,120

Robert Schleizer	2020	$200,000	(6)	$—	$—	$53,333	(6)	$253,333
Chief Financial Officer (2)	2019	$200,000	(6)	$—	$—	$26,666	(6)	$226,666

Richard N. Azar II	2019	$90,000	(7)	$—	$—	$214,000		$304,000
Former Chief Executive Officer (3)

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

(1)            Mr. Schott has served as the Interim Chief Executive Officer of Camber since May 25, 2018.

(2)            Mr. Schleizer has served as Chief Financial Officer (beginning as Interim Chief Financial Officer) since June 2, 2017, as a member of the Board of Directors since October 6, 2017, and as Treasurer of Camber since January 9, 2018.

(3)            From June 2, 2017 to May 25, 2018, Mr. Richard N. Azar II served as the Interim Chief Executive Officer (through January 9, 2018) and then Chief Executive Officer of Camber. On December 28, 2017, the Board approved compensation of $10,000 per month to Mr. Azar for services which he rendered over the last seven months of calendar 2017, and compensation of $35,000 per month beginning in January 2018, for future services as CEO, which services as CEO were terminated in May 2018. Effective on June 21, 2018, Mr. Azar resigned as a member of the Board of Directors.

(4)            Mr. Schott works on a consulting basis through Fides Energy LLC.

(5)            Represents amounts paid to Mr. Schott in connection with reimbursement for health insurance premiums.

(6)            Mr. Schleizer is the Managing Partner of BlackBriar Advisors LLC (“BlackBriar”). In addition to financial management, BlackBriar provides accounting, treasury, administrative and financial reporting services to Camber. Total fees paid by Camber to BlackBriar during the years ended March 31, 2020 and 2019 were $485,000 and $713,000, respectively, of which Mr. Schleizer attributed $200,000 to his services as Chief Financial Officer for each of 2020 and 2019. Mr. Schleizer also received director’s fees from Camber for the years ended March 31, 2020 and March 31, 2019 of $53,333 and $26,666, respectively.

(7)            Includes $90,000 paid to McClowd Dynamics, Ltd. (an entity which Mr. Azar owns and controls) in fiscal 2019.

Compensation Agreements

Severance Agreement

Anthony C. Schnur

Effective on June 2, 2017, Mr. Anthony C. Schnur’s employment as Chief Executive Officer of the Company was terminated. In connection with such termination, the Company entered into a severance agreement with Mr. Schnur, which provided (as amended), for Mr. Schnur to be issued 1 share of common stock and the payment of $168,000 in total compensation (payable over time). The payments owed as of March 31, 2018 of $79,025 were accrued and included in Accrued Expenses on the balance sheet. The Settlement Shares were issued in February 2018. During the year ended March 31, 2019 the Company paid all remaining amounts to Mr. Schnur pursuant to the original settlement. The Company and Mr. Schnur entered into an amendment to the severance agreement on April 8, 2019, pursuant to which the Company paid Mr. Schnur $10,000 in lieu of the payment of payroll taxes on amounts previously paid to Mr. Schnur under the original settlement.

Separation and Release Agreement

Effective on May 25, 2018, Richard N. Azar II resigned as Chief Executive Officer of the Company. Pursuant to a Separation Agreement entered into with Mr. Azar, he released the Company from claims in connection with various employment related statutes and laws and the Company agreed to pay him a severance payment of $150,000 and to grant him warrants to purchase 32 shares of our common stock at an exercise price of $12,187.50 per share.

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

Letter Agreement

Effective on December 1, 2017, the Company entered into a letter agreement with BlackBriar Advisors LLC (“BlackBriar”), pursuant to which BlackBriar agreed to provide advisory and accounting services to the Company and to make Mr. Robert Schleizer available to the Company as the Company’s Chief Financial Officer. In consideration for such services, the Company agreed to pay BlackBriar a fee of $40,000 per month, and to reimburse BlackBriar for reasonable customary and necessary expenses including for travel and related costs. BlackBriar is also eligible for bonuses in the discretion of the Compensation Committee of the Company. The letter agreement includes customary indemnification obligations and can be terminated at any time upon written notice of either party.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None of our Named Executive Officers had any stock options or stock awards outstanding as of March 31, 2020.

DIRECTOR COMPENSATION

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended March 31, 2020.

Name	Fees Earned or Paid in Cash ($)*	Option Awards ($)	All Other Compensation ($)	Total ($)
Fred S. Zeidman (2)	$53,333	$—	$—	$53,333
James G. Miller (4)	$53,333	$—	$—	$53,333

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

The Company pays each member of the Board of Directors their pro rata portion of a $40,000 quarterly Board fee in cash, payable in arrears and based on the number of members of the Board at the end of each calendar quarter (for example if there are three (3) members of the board at the end of a calendar quarter, each member would receive $13,333 in total compensation for such applicable calendar quarter).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents certain information as of June 24, 2020, as to:

●	each stockholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock,

●	each director,
●	each Named Executive Officer, and
●	all directors and executive officers as a group.

The percentages shown in the table under the column “Percent” are based on 12,455,929 shares of common stock outstanding as of June 24, 2020.

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

Stockholder	Number of Shares of Common Stock	Percent of Common Stock(#)
Executive Officers and Directors
Louis G. Schott	—	—%
Robert Schleizer	—	—%
Fred S. Zeidman	—	—%
James G. Miller	—	—%
Richard N. Azar II (+)(1)	7	* %
All Executive Officers and Directors as a Group (Four Persons)	—	—%

Greater than 5% Stockholders

Discover Growth Fund (2)	1,244,347	9.99%

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

(1) Address: P.O. Box 6172 San Antonio, Texas 78209.

(2) 103 South Church Street, 4th Floor, Grand Cayman KYI-002, Cayman Islands. The holder holds 2,951 shares of Series C Redeemable Convertible Preferred Stock; provided that the Company may not issue shares which, when aggregated with all other shares of common stock then deemed beneficially owned by the holder, would result in the reporting person holding at any one time more than 9.99% of all common stock outstanding immediately after giving effect to such issuance. To the best of the Company’s knowledge, David Sims has voting and dispositive control over the securities held by Discover Growth Fund. Does not include, as of June 24, 2020, a total of approximately 5,678,792 shares of common stock which were due to Discover, as of such date, which are held in abeyance until such issuances are requested by Discover, subject to the 9.99% ownership limitation set forth in the designation of the Series C Preferred Stock.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding those in column (a))
Equity compensation plans approved by the security holders	2	$40,429,700	2,000
Equity compensation plans not approved by the security holders	—	—	—
Total	2	$40,429,700	2,000

(a)	Includes any compensation plan and individual compensation arrangement of the Company under which equity securities of the Company are authorized for issuance to employees, or non-employees including directors, consultants, advisors, vendors, customers, suppliers or lenders in exchange for consideration in the form of goods or services, as of March 31, 2020.

(b)	Includes the weighted average exercise price of outstanding options, warrants, and rights identified in (a).

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

N&B Energy Asset Disposition Agreement

On July 12, 2018, Camber entered into an Asset Purchase Agreement (the “Sale Agreement”), as seller, with N&B Energy, LLC (“N&B Energy”) as purchaser, which entity is affiliated with Richard N. Azar II, Camber’s former Chief Executive Officer and former director, and Donnie B. Seay, Camber’s former director. Pursuant to the Sale Agreement, Camber agreed to sell to N&B Energy a substantial portion of its assets, including all of the assets acquired pursuant to the terms of a December 31, 2015 Asset Purchase Agreement with Segundo Resources, LLC (“Segundo”, which entity is controlled by Mr. Azar) and certain other more recent acquisitions, other than the production payment and overriding royalty interests discussed below (the “Disposed Assets”). In consideration for the Disposed Assets, N&B Energy agreed to pay Camber $100 in cash, to assume all of Camber’s obligations and debt owed under its outstanding loan agreement with International Bank of Commerce (“IBC Bank”), which had a then outstanding principal balance of approximately $36.9 million and Segundo agreed to enter into the Segundo Settlement, described below.

Segundo Settlement

On July 12, 2018, Camber entered into a Compromise Settlement Agreement and Mutual Release with Segundo, which is owned and controlled by Mr. Azar, in partial consideration for N&B Energy agreeing to enter into the Sale Agreement. Pursuant to the Segundo Settlement, Segundo surrendered 1 share of common stock valued at $1,191,875 per share as of the effective date of the closing of the acquisition contemplated by the December 31, 2015 Asset Purchase Agreement (which closing effective date was April 1, 2016) for cancellation (which cancellation occurred in October 2018), and released Camber from any and all claims which Segundo previously alleged were owed under the terms of the December 31, 2015 Asset Purchase Agreement. Camber and Segundo also provided each other full releases in connection with the December 31, 2015 Asset Purchase Agreement and Segundo agreed to indemnify Camber and hold it harmless against any claims made by the other sellers under the December 31, 2015 Asset Purchase Agreement.

First Amendment to Sale Agreement

Also on August 3, 2018, Camber and N&B Energy entered into a First Amendment to Asset Purchase Agreement (the “First Amendment”), which amended the terms of the Sale Agreement to (a) modify, clarify and replace certain of the exhibits to the original Sale Agreement, including the terms of the overriding royalty interests and production payment agreed to be granted to Camber as part of such Sale Agreement; (b) amend the Sale Agreement to remove the requirement that Camber obtain stockholder approval prior to the closing of such Sale Agreement; and (c) include a deadline of August 31, 2018 for N&B Energy’s due diligence under the Sale Agreement.

Additionally, in order to avoid the significant time required to file a proxy statement with the Securities and Exchange Commission, clear comments with the Securities and Exchange Commission, hold a meeting and obtain stockholder approval, and because such stockholder approval was not required pursuant to applicable law or the rules of the NYSE American, Camber’s management determined to not seek stockholder approval, but to instead seek a third-party opinion as to the fairness of the transaction to Camber’s stockholders.

Second Amendment to Sale Agreement

On September 24, 2018, Camber, N&B Energy and CE Operating, LLC, Camber’s wholly-owned subsidiary (“CE Operating”), entered into a Second Amendment to Asset Purchase Agreement (the “Second Amendment”), which amended the terms of the Sale Agreement. Pursuant to the Second Amendment, Camber, N&B Energy and CE Operating agreed (a) to clarify that all of the representations of Camber made in the Sale Agreement relating to portions of the Disposed Assets held in the name of CE Operating shall be deemed made by CE Operating and not Camber and that CE Operating shall be deemed a party to the Sale Agreement, solely in order to make such representations; and (b) to extend the deadline for closing the transactions contemplated by the Sale Agreement to September 26, 2018, or such other date as Camber and N&B shall agree upon in writing.

Assumption Agreement

On September 26, 2018, Camber entered into an Assumption Agreement (the “Assumption Agreement”) with IBC Bank; CE Operating; N&B Energy, which entity is affiliated with Richard N. Azar, II, Camber’s former Chief Executive Officer and former director (“Azar”), and Donnie B. Seay, Camber’s former director (“Seay”); Azar; RAD2 Minerals, Ltd., an entity owned and controlled by Azar (“RAD2”); Seay; and DBS Investments, Ltd., an entity owned and controlled by Seay. Azar, Seay, RAD2, and DBS are collectively referred to as the “Guarantors”.

Pursuant to the Assumption Agreement, N&B Energy agreed to assume all of Camber’s liabilities and obligations owed to IBC Bank under Camber’s prior note, loan agreement and related documents with IBC Bank (the “Loan Documents”), the amount due under and in connection which was secured by (a) an Oil and Gas Mortgage, Security Agreement, Financing Statement and Assignment of Production (Oklahoma) dated August 25, 2016, covering all of Camber’s right, title and interest in and to certain oil, gas and mineral leases and/or minerals, mineral interests and estates located in Lincoln, Payne, and Logan Counties, Oklahoma; (b) an Oil and Gas Mortgage, Security Agreement, Financing Statement and Assignment of Production (Oklahoma) dated August 1, 2018, covering all of Camber’s right, title, and interest in and to certain oil, gas, and mineral leases and/or mineral interests and estates located in Okfuskee County, Oklahoma (collectively, the “Orion Interests”); and (c) the Mortgage, Deed of Trust, Assignment, Security Agreement and Financing Statement dated as of August 25, 2016, covering Camber’s mineral interests located in Glasscock County, Texas (collectively, the “West Texas Properties”).

Additionally, pursuant to the Assumption Agreement, IBC Bank approved the transactions contemplated by the Sale Agreement and the assumption by N&B Energy of all of the amounts and liabilities which Camber owed to IBC Bank (the “IBC Obligations”) and N&B Energy agreed to assume all of the IBC Obligations. Finally, pursuant to the Assumption Agreement, IBC Bank released and forever discharged Camber and CE Operating and each of their current and former officers, directors, and stockholders, from all covenants, agreements, obligations, claims and demands of any kind, whether in law or at equity, which IBC Bank then had, arising out of or related to the amounts which Camber owed to IBC Bank under the Note, Loan Agreement or mortgages and/or under such documents or agreements, and further agreed to release the lien which IBC Bank then held on the West Texas Properties.

N&B Energy Sale Agreement Closing

On September 26, 2018, the transactions contemplated by the Sale Agreement closed and N&B Energy assumed all of the IBC Obligations (pursuant to the Assumption Agreement described above) and paid Camber $100 in cash, and Camber transferred ownership of the Disposed Assets to N&B Energy.

Notwithstanding the sale of the Disposed Assets, Camber retained its assets in Glasscock County and Hutchinson Counties, Texas and also retained a 12.5% production payment (effective until a total of $2.5 million has been received) and a 3% overriding royalty interest in its prior Okfuskee County, Oklahoma assets; and retained an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignment of Overriding Royalty Interests.

The effective date of the Sale Agreement was August 1, 2018. The Assets were assigned “as is” with all faults.

As a result of the Assumption Agreement and the Sale Agreement, Camber reduced its liabilities by $37.9 million and its assets by approximately $12.1 million.

Discover Transactions

On October 5, 2017, Camber and Discover Growth entered into a Stock Purchase Agreement, amended on March 2, 2018 (as amended, the “October 2017 Purchase Agreement”) pursuant to which Camber agreed to sell, pursuant to the terms thereof, 1,683 shares of its Series C Preferred Stock for $16 million (a 5% original issue discount to the face value of such shares), subject to certain conditions set forth therein.

During the years ended March 31, 2020 and 2019, the Company sold 525 shares and 1,577 shares, respectively, of Series C Preferred Stock to Discover and Discover Growth, pursuant to the terms of various Stock Purchase Agreements, for total consideration of $5 million and $15 million, respectively. From April 1, 2020 through the date of this Report, the Company sold 630 shares of Series C Preferred Stock to Discover in consideration for $6 million.

During the year ended March 31, 2019, Discover converted 404 shares of the Series C Preferred Stock with a face value of $4.04 million, and a total of 3,794 shares of common stock were issued, which includes additional shares for conversion premiums and true ups in connection with those conversions through March 31, 2019.

During the year ended March 31, 2020, Discover and Discover Growth, which purchased shares of Series C Preferred Stock from us in December 2018 and which subsequently transferred all of its shares of Series C Preferred Stock to Discover, converted 11 shares of the Series C Preferred Stock with a face value of $110,000, and a total of 4,899,442 shares of common stock were issued, which includes additional shares for conversion premiums and true ups in connection with those conversions through March 31, 2020.

The Series C Preferred Stock holder (Discover) did not convert any shares of Series C Preferred Stock into common stock during the period from January 1, 2020 to March 31, 2020. Since April 1, 2020, and through June 24, 2020, Discover has converted 498 shares of Series C Preferred Stock into approximately 13,033,208 shares of common stock, of which 7,354,416 shares of common stock had been issued as of June 24, 2020, and a total of approximately 5,678,792 shares of common stock were due to Discover, and are held in abeyance until such issuances are requested by Discover, subject to the 9.99% ownership limitation set forth in the designation of the Series C Preferred Stock. The number of Series C Preferred Stock converted by Discover of the Series C Preferred Stock since April 1, 2020, and through June 24, 2020, are summarized below:

●	On April 15, 2020, Discover converted 17 shares of Series C Preferred Stock into 442,804 shares of common stock, all of which have been issued to date;

●	On April 23, 2020, Discover converted 236 shares of Series C Preferred Stock into 6,177,412 shares of common stock, all of which have been issued to date; and

●	On June 23, 2020, Discover converted 245 shares of Series C Preferred Stock into 6,412,992 shares of common stock, of which a total of approximately 5,678,792 shares of common stock remain due to Discover as of June 24, 2020, and are held in abeyance until such issuances are requested by Discover, subject to the 9.99% ownership limitation set forth in the designation of the Series C Preferred Stock.

As of June 24, 2020, the 2,951 outstanding shares of Series C Preferred Stock can convert, pursuant to their terms, into 77,243,823 shares of our common stock, which number includes 181,600 shares of common stock convertible upon conversion of all of the outstanding shares of outstanding Series C Preferred Stock at a conversion price of $162.50 per share (based on the $10,000 face amount of the Series C Preferred Stock) and approximately 77,062,223 shares of common stock for premium shares due thereunder (based on the current dividend rate of 24.95% per annum), and a conversion price of $0.6688 per share (the last conversion price provided in a conversion notice provided by Discover), which may be greater than or less than the conversion price that currently applies to the conversion of the Series C Preferred Stock pursuant to the terms of the Designation, which number of premium shares may increase significantly from time to time as the trading price of our common stock decreases, upon the occurrence of any trigger event under the Designation of the Series C Preferred Stock and upon the occurrence of certain other events, as described in greater detail in the Designation of the Series C Preferred Stock. The lowest possible conversion price of the Series C Preferred Stock is $0.001 per share. If converted in full at the lowest possible conversion price, the Series C Preferred Stock would convert into a maximum of 51,539,396,600 shares of common stock.

On April 6, 2016, Camber entered into a Securities Purchase Agreement with Discover, pursuant to which Camber issued a redeemable convertible subordinated debenture, with a face value of $530,000, initially convertible into shares of common stock at a conversion price equal to $101,562.50 per share. The debenture matures in seven years and accrues interest at a rate of 6.0% per annum. Due to the prior decline in the price of Camber’s common stock and that a trigger event occurred on June 30, 2016 as a result of the delay in filing Camber’s Annual Report on Form 10-K for the year ended March 31, 2016, the premium rate on the debenture increased from 6% to 34% and the conversion discount became (a) 85% of the lowest daily volume weighted average price during the measuring period (60 days prior to and 60 days after the last date that Discover receives the last of the shares due), less $78,125 per share of common stock which resulting value is not to exceed (b) 85% of the lowest sales price on the last day of such period less $78,125 per share.

On October 31, 2018, Discover converted the entire $495,000 remaining balance of principal owed under the terms of a convertible debenture, into an aggregate of 642 shares of common stock, including 5 shares of common stock issuable upon conversion of the principal amount thereof (at a conversion price of $101,562.50 per share), and 637 shares in connection with conversion premiums due thereon (at an initial conversion price, as calculated as provided in such debenture, of $1,912.50 per share). A total of 80 of such shares were issued to Discover in connection with the initial conversion and the remaining shares were held in abeyance subject to Discover’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover. Subsequent to the October 31, 2018 conversion date, Discover was due an additional shares of common stock in connection with true ups associated with the original issuance, as a result of the conversion price of the conversion premiums falling to $31.25 per share pursuant to the terms of the convertible debenture. As a result, from April 1, 2019 to March 31, 2020, Discover was issued 29,073 shares of common stock as true-ups in connection with the October 31, 2018 conversion of the $495,000 remaining balance of principal owed under the terms of a convertible debenture. No additional shares were owed to Discover as of March 31, 2020, pursuant to the debenture.

October 2018 Purchase Agreement

On October 29, 2018 and effective October 26, 2018, Camber and Discover, entered into a Stock Purchase Agreement (as amended from time to time, the “October 2018 Purchase Agreement”).

Under the terms of the October 2018 Purchase Agreement, Discover purchased 369 shares of Series C Preferred Stock on the closing date of the agreement, October 29, 2018, for $3.5 million.

Provided that Camber has not materially breached the terms of the October 2018 Purchase Agreement, Camber may at any time, in its sole and absolute discretion, repurchase from Discover all, but not less than all, of the then outstanding shares of Series C Preferred Stock sold pursuant to the agreement by paying to Discover 110% of the aggregate face value of all such shares.

Camber also agreed to provide Discover a right of first offer to match any offer for financing Camber may receive from any person while the shares of Series C Preferred Stock sold pursuant to the October 2018 Purchase Agreement are outstanding, except for debt financings not convertible into common stock, which are excluded from such right to match.

Finally, Camber agreed that if it issues any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to Discover, then it would notify Discover of such additional or more favorable term and such term, at Discover’s option, may become a part of the transaction documents with Discover.

The October 2018 Purchase Agreement includes customary provisions requiring that Camber indemnify Discover against certain losses; representations and warranties and covenants.

November 2018 Purchase Agreement

On November 23, 2018 and effective November 23, 2018, Camber and Discover entered into a Stock Purchase Agreement, which was amended on December 3, 2018 (as amended to date, and from time to time, the “November 2018 Purchase Agreement”).

Under the terms of the November 2018 Purchase Agreement, Discover purchased 263 shares of Series C Preferred Stock, in consideration for $2.5 million on December 4, 2018.

Pursuant to the November 2018 Purchase Agreement, as long as Discover holds any shares of Series C Preferred Stock, Camber agreed that it would not issue or enter into or amend an agreement pursuant to which it may issue any shares of common stock, other than (a) for restricted securities with no registration rights, (b) in connection with a strategic acquisition, (c) in an underwritten public offering, or (d) at a fixed price; or issue or amend any debt or equity securities convertible into, exchangeable or exercisable for, or including the right to receive, shares of common stock (i) at a conversion price, exercise price or exchange rate or other price that is based upon or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of the security, or (ii) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the security or upon the occurrence of specified or contingent events directly or indirectly related to the business of Camber or the market for the common stock.

Additionally, provided that Camber has not materially breached the terms of the November 2018 Purchase Agreement, Camber may at any time, in its sole and absolute discretion, repurchase from Discover all, but not less than all, of the then outstanding shares of Series C Preferred Stock sold pursuant to the agreement by paying to Discover 110% of the aggregate face value of all such shares.

Camber also agreed to provide Discover a right of first offer to match any offer for financing it may receive from any person while the shares of Series C Preferred Stock sold pursuant to the November 2018 Purchase Agreement are outstanding, except for debt financings not convertible into common stock, which are excluded from such right to match.

Finally, Camber agreed that if Camber issues any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to Discover, then Camber would notify Discover of such additional or more favorable term and such term, at Discover’s option, may become a part of the transaction documents with Discover.

The November 2018 Purchase Agreement includes customary provisions requiring that Camber indemnify Discover against certain losses; representations and warranties and covenants.

February 2020 Stock Purchase Agreement

On and effective February 3, 2020, Camber and Discover entered into a Stock Purchase Agreement (the “February 2020 Purchase Agreement”).

Under the terms of the February 2020 Purchase Agreement, Discover purchased 525 shares of Series C Preferred Stock for $5 million, at a 5% original issue discount to the $10,000 face value of such preferred stock (the “Face Value”).

Pursuant to the February 2020 Purchase Agreement, as long as Discover holds any shares of Series C Preferred Stock, Camber agreed that, except as contemplated in connection with the Merger, it would not issue or enter into or amend an agreement pursuant to which Camber may issue any shares of common stock, other than (a) for restricted securities with no registration rights, (b) in connection with a strategic acquisition, (c) in an underwritten public offering, or (d) at a fixed price. Camber also agreed that it would not issue or amend any debt or equity securities convertible into, exchangeable or exercisable for, or including the right to receive, shares of common stock (i) at a conversion price, exercise price or exchange rate or other price that is based upon or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of the security or (ii) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the security or upon the occurrence of specified or contingent events directly or indirectly related to the business of Camber or the market for the common stock.

Additionally, provided that Camber has not materially breached the terms of the February 2020 Purchase Agreement, Camber may at any time, in its sole and absolute discretion, repurchase from Discover all, but not less than all, of the then outstanding shares of Series C Preferred Stock sold pursuant to the agreement by paying to Discover 110% of the aggregate face value of all such shares.

Camber also agreed to provide Discover a right of first offer to match any offer for financing Camber receives from any person while the shares of Series C Preferred Stock sold pursuant to the February 2020 Purchase Agreement are outstanding, except for debt financings not convertible into common stock, which are excluded from such right to match.

Finally, Camber agreed that if it issues any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to Discover, then Camber would notify Discover of such additional or more favorable term and such term, at Discover’s option, may become a part of the transaction documents with Discover.

Camber also agreed pursuant to the February 2020 Purchase Agreement that if the Merger does not close by the required date approved by the parties thereto (as such may be extended from time to time), and if the amount of funds loaned by Camber to Viking in connection with the Secured Notes, plus any applicable interest is returned to Camber by Viking, Camber is required, at Discover’s option in its sole and absolute discretion, to immediately repurchase from Discover all then outstanding Series C Preferred Stock shares acquired by Discover pursuant to the June 2020 Purchase Agreement, by paying to Discover 110% of the aggregate Face Value of all such shares.

Waiver and Amendment Agreement

On February 3, 2020, Camber and Discover entered into a Waivers and Amendments to Stock Purchase Agreements (the “Amendment”), pursuant to which Discover (a) waived any and all Trigger Events (as defined in the certificate of designation of the Series C Preferred Stock (the “Designation”)) that had occurred prior to February 3, 2020, (b) agreed that all calculations provided for in the Designation would be made as if no such Trigger Event had occurred, and (c) waived any right to receive any additional shares of common stock based upon any such Trigger Event, with respect to all shares of Series C Preferred Stock, other than any which have already been converted.

The Investor also (a) waived any and all breaches and defaults that have occurred through February 3, 2020, and (b) waived all rights and remedies with respect to such breaches and defaults.

The Amendment also provided that Camber was required to file a proxy to hold a stockholder meeting to approve an increase in Camber’s authorized common stock to 25 million shares as soon as possible (which meeting was held on April 16, 2020), and use its commercially reasonable best efforts to cause such increase to be declared effective as soon as possible, and in any event within 90 days of February 3, 2020; provided that such increase became effective on April 17, 2020. Discover also agreed that all calculations provided for in the Designation shall be made as if no such Trigger Event had occurred, and to waive any right to receive any additional shares of common stock based upon any such Trigger Event.

Discover agreed, pursuant to the Amendment, that the conversion rate of conversion premiums pursuant to the Designation would remain (a) 95% of the average of the lowest 5 individual daily volume weighted average prices during the applicable Measuring Period (as defined in the Designation), not to exceed 100% of the lowest sales prices on the last day of the Measuring Period, less $0.05 per share of common stock, unless a triggering event has occurred, and that such $0.05 per share discount would not be adjusted in connection with Camber’s previously reported reverse stock splits; and (b) 85% of the average of the lowest individual daily volume weighted average price during the applicable Measuring Period (as defined in the Designation), not to exceed 100% of the lowest sales prices on the last day of the Measuring Period, less $0.10 per share of common stock, if a triggering event has occurred, and that such $0.10 per share discount would not be adjusted in connection with Camber’s previously reported reverse stock splits.

The Amendment also provided that the Measuring Period (as defined the Designation) would begin on the date of the Agreement, February 3, 2020; and that the Designation would be amended to provide that holders of the Series C Preferred Stock will vote with holders of common stock as a single class, on an as converted basis subject to the beneficial ownership limitation set forth in the Designation; provided that the NYSE American has since advised Camber that such amendment would not be possible under the current rules of the NYSE American.

Securities Exchange Agreement and Termination Agreement

In connection with an Agreement and Plan of Merger entered into on July 9, 2019 with Lineal, Camber entered into (a) a Security Exchange Agreement dated July 8, 2019 (the “Exchange Agreement”), by and between Camber and Discover Growth Fund LLC (“Discover”); and (b) a Termination Agreement dated July 8, 2019, by and between Camber and Discover Growth Fund (“Discover Growth”), both of which agreements have since terminated prior to any transactions contemplated thereunder becoming effective as a result of the Redemption Agreement (discussed below).

June 2020 Stock Purchase Agreement

On and effective June 22, 2020, the Company and Discover entered into a Stock Purchase Agreement (the “June 2020 Purchase Agreement”), pursuant to which Discover purchased 630 shares of Series C Preferred Stock for $6 million, at a 5% original issue discount to the $10,000 face value of such preferred stock (the “Face Value”). Pursuant to the June 2020 Purchase Agreement, as long as Discover holds any shares of Series C Preferred Stock, the Company agreed that, except as contemplated in connection with the Merger, the Company would not issue or enter into or amend an agreement pursuant to which the Company may issue any shares of common stock, other than (a) for restricted securities with no registration rights, (b) in connection with a strategic acquisition, (c) in an underwritten public offering, or (d) at a fixed price. The Company also agreed that it would not issue or amend any debt or equity securities convertible into, exchangeable or exercisable for, or including the right to receive, shares of common stock (i) at a conversion price, exercise price or exchange rate or other price that is based upon or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of the security or (ii) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock.

Additionally, provided that the Company has not materially breached the terms of the June 2020 Purchase Agreement, the Company may at any time, in its sole and absolute discretion, repurchase from Discover all, but not less than all, of the then outstanding shares of Series C Preferred Stock sold pursuant to the agreement by paying to Discover 110% of the aggregate face value of all such shares.

The Company also agreed to provide Discover a right of first offer to match any offer for financing the Company receives from any person while the shares of Series C Preferred Stock sold pursuant to the June 2020 Purchase Agreement are outstanding, except for debt financings not convertible into common stock, which are excluded from such right to match.

Finally, the Company agreed that if it issues any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to Discover, then the Company would notify Discover of such additional or more favorable term and such term, at Discover’s option, may become a part of the transaction documents with Discover.

The Company agreed pursuant to the June 2020 Purchase Agreement that if the Merger does not close by the required date approved by the parties thereto (as such may be extended from time to time), the Company is required, at Discover’s option, in its sole and absolute discretion, to immediately repurchase from Discover all then outstanding Series C Preferred Stock shares acquired by Discover pursuant to the June 2020 Purchase Agreement, by paying to Discover 110% of the aggregate Face Value of all such shares (the “Repurchase Requirement”), which totals $6,930,000.

Finally, the Company agreed to include proposals relating to the approval of the June 2020 Purchase Agreement and the issuance of the shares of common stock upon conversion of the Series C Preferred Stock sold pursuant to the June 2020 Purchase Agreement, as well as an increase in authorized common stock to fulfill the Company’s obligations to issue such shares, at the meeting held to approve the Merger or a separate meeting in the event the Merger is terminated prior to shareholder approval, and to use commercially reasonable best efforts to obtain such approvals as soon as possible and in any event prior to December 31, 2020.

Amendment to February 2020 Stock Purchase Agreement

On June 22, 2020, the Company and Discover entered into an Amendment to Stock Purchase Agreement (the “SPA Amendment”), pursuant to which Discover agreed to terminate the obligation set forth in the Stock Purchase Agreement previously entered into between the Company and Discover on February 3, 2020, which contained a Repurchase Requirement substantially similar to the one contained in the June 2020 Purchase Agreement (as to the 525 shares of Series C Preferred Stock sold to Discover on February 3, 2020), which would have required that the Company pay Discover an aggregate of $5,775,000 in connection with the redemption of the 525 shares of Series C Preferred Stock the Company sold to Discover in the event the Merger was terminated.

Redemption Agreement

On December 31, 2019 (the “Effective Date”), Camber entered into, and closed the transactions contemplated by, a Preferred Stock Redemption Agreement (the “Redemption Agreement” and the redemption contemplated thereby, the “Redemption”), by and between Camber, Lineal Star Holdings, LLC, Camber’s wholly-owned subsidiary at the time of the entry into the Redemption Agreement (“Lineal”), Lineal’s wholly-owned subsidiaries, and the holders of Camber’s Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”) and Series F Redeemable Preferred Stock (“Series F Preferred Stock”, and the holders of the Series E Preferred Stock and Series F Preferred Stock, the “Preferred Holders”).

Effective on July 9, 2019, Camber had acquired 100% ownership of Lineal from the Preferred Holders, then members of Lineal, in consideration for 1,000,000 shares of Series E Preferred Stock and 16,750 shares of Series F Preferred Stock, pursuant to the terms of an Agreement and Plan of Merger entered into on July 9, 2019 (the “Lineal Merger”).

The certificate of designations providing for the rights and preferences of the Series E Preferred Stock and Series F Preferred Stock allowed for certain rights of the Preferred Holders, including, in certain cases, the redemption, at the option of the Preferred Holders, of all shares of Series E Preferred Stock and Series F Preferred Stock, for 100% of the outstanding interests of Lineal held by Camber.

Pursuant to the Redemption Agreement, the parties thereto mutually agreed to unwind the Lineal Merger and allow for the redemption in full of Lineal by the Preferred Holders. The mutual determination to move forward with such redemption transaction was due partially to the fact that Lineal had, since the date of the Lineal Merger, been unable to complete a further acquisition or combination which would allow the post-Lineal Merger combined company to meet the initial listing standards of the NYSE American. This was a requirement to Camber having to seek stockholder approval for the terms of the Series E Preferred Stock (including the voting rights (i.e., the right, together with the Series F Preferred Stock, to vote 80% of Camber’s voting shares) and conversion rights (i.e., the right to convert into between 67-70% of Camber’s post-stockholder approval capitalization) associated therewith). Consequently, and because no definitive timeline was able to be established for when Camber believed it would meet the NYSE American initial listing standards and consequently, when stockholder approval would be sought or received for the terms of the Series E Preferred Stock and Series F Preferred Stock, the Preferred Holders and Camber determined it was in their mutual best interests to unwind the Lineal Merger by way of the Redemption.

Pursuant to the Redemption Agreement, effective as of December 31, 2019, each holder of Series E Preferred Stock transferred such Series E Preferred Stock to Camber in consideration for their pro rata share (except as discussed below in connection with the Series F Preferred Stock holder, who was also a holder of Series E Preferred Stock) of 100% of the Common Shares of Lineal and the holder of the Series F Preferred Stock transferred such Series F Preferred Stock (and such Series E Preferred Stock shares held by such holder) to Camber in consideration for 100% of the Preferred Shares of Lineal and as a result, ownership of 100% of Lineal was transferred back to the Preferred Holders, the original owners of Lineal prior to the Lineal Merger. Additionally, all of the Series E Preferred Stock and Series F Preferred Stock of Camber was automatically cancelled and deemed redeemed by Camber and the Series F Holder waived and forgave any and all accrued dividends on the Series F Preferred Stock.

The Redemption Agreement also provided for (a) the entry by Lineal and Camber into a new promissory note in the amount of $1,539,719, evidencing the repayment of a promissory note in the original amount of $1,050,000 provided by Lineal to Camber at the time of the closing of the Lineal Merger, together with additional amounts loaned by Camber to Lineal through December 31, 2019 (the “New Note”); (b) the loan by Camber to Lineal of an additional $800,000, which was evidenced by a promissory note in the amount of $800,000, entered into by Lineal in favor of Camber on December 31, 2019 (“Note No. 2”); and (c) the termination of the prior Plan of Merger and Funding and Loan Agreement entered into in connection therewith (pursuant to which all funds previously held in a segregated account for future Lineal acquisitions, less amounts loaned pursuant to Note No. 2, were released back to Camber).

The Redemption Agreement also requires Camber to obtain a tail directors and officers liability insurance policy for six years following the effective date of the Redemption, which must be in place prior to December 31, 2020 and provides for (i) mutual general releases by (a) Lineal, its subsidiaries, and each Preferred Holder, subject to certain limited exceptions in the event of a third-party claim and (b) Camber; (ii) non-disparagement and confidentiality obligations of the parties; and (iii) indemnification obligations, each as described in greater detail in the Redemption Agreement.

The New Note, issued by Lineal as borrower, in the amount of $1,539,719, accrues interest, payable quarterly in arrears, beginning on March 31, 2020, at 10% per annum (18% upon the occurrence of an event of default), and continuing until December 31, 2021, when all interest and principal is due. The New Note contains a provision whereby payments of principal and interest owed under the note are suspended and interest does not accrue if Camber fails to pay certain indemnification obligations under the Redemption Agreement, and if such amounts continue unpaid for 30 days, then the amount of principal and interest due under the note is offset by the amount of such unpaid obligations. The New Note contains standard and customary events of default, including cross-defaults with Note No. 2, and if a change of control of Lineal occurs (as described in the New Note) which is not pre-approved by Camber.

Note No. 2, issued by Lineal as borrower, in the amount of $800,000, accrues interest, payable quarterly in arrears, beginning on March 31, 2020, at 8% per annum (18% upon the occurrence of an event of default), and continuing until December 31, 2021, when all interest and principal is due. The New Note contains a provision whereby payments of principal and interest owed under the note are suspended and interest does not accrue if Camber fails to pay certain indemnification obligations under the Redemption Agreement, and if such amounts continue unpaid for 30 days then the amount of principal and interest due under the note is offset by the amount of such unpaid obligations (provided there is only one offset under either of the New Note and Note No. 2, with priority being given to the New Note). The New Note contains standard and customary events of default, including cross-defaults with the New Note, if a change of control of Lineal occurs (as described in the New Note) which is not pre-approved by Camber or if Lineal distributes cash or other assets to its members, other than amounts to cover taxes of the members, as described in greater detail in the New Note.

The result of the Redemption was to effectively unwind the Lineal Merger, effective as of December 31, 2019.

Related Party Office Space Use

BlackBriar is also providing Camber’s office space without charge to Camber.

Director Independence

During the year ended March 31, 2020, the Board determined that 67% of the Board is independent under the definition of independence and in compliance with the listing standards of the NYSE American listing requirements. Based upon these standards, the Board has determined that Mr. Miller and Mr. Zeidman are “independent” members of the Board of Directors as defined in Section 803(A) of the NYSE American Company Guide, and Mr. Schleizer is not “independent” due to his status as an officer of the Company (see “Item 10. Directors, Executive Officers and Corporate Governance”).

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Our Audit Committee of the Board of Directors approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Audit Fees

The aggregate fees billed by our independent auditors, GBH, CPAs, PC (“GBH”), which combined its practice with Marcum , LLP (“Marcum”) effective July 1, 2018, and Marcum LLP, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K for the years ended March 31, 2020 and 2019, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-Q for the quarters ending June 30, September 30, and December 31, 2019 and 2018, were:

	2020	2019
Marcum	$323,100	$56,500
GBH CPAs, PC	$—	$93,500

Audit fees incurred by the Company were pre-approved by the Audit Committee.

Audit Related Fees: A total of $100,000 of the fees disclosed above for fiscal 2020 relate to the audit of Lineal in connection with the Company's July 2019 acquisition of Lineal (which has since been divested).

Tax Fees: None.

All Other Fees: A total of $30,000 of the fees disclosed above for fiscal 2020 relate to the review of the Company's pro forma financial statements relating to the July 2019 acquisition of Lineal (which has since been divested).

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

Dated: June 29, 2020

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis G. Schott Louis G. Schott	Interim Chief Executive Officer (Principal Executive Officer)	June 29, 2020

/s/ Robert Schleizer Robert Schleizer	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	June 29, 2020

/s/ Fred S. Zeidman Fred S. Zeidman	Director	June 29, 2020

/s/ James Miller James Miller	Director	June 29, 2020

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated December 30, 2015+ (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Company with the SEC on December 31, 2015)
2.2	First Amendment to Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated April 20, 2016 and effective April 1, 2016 (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on April 25, 2016, and incorporated herein by reference)(File No. 001-32508)
2.3	Second Amendment to Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated August 25, 2016 (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)
2.4	Third Amendment to Asset Purchase Agreement by and among the Company, as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated August 25, 2016 (Filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2017, and incorporated herein by reference)(File No. 001-32508)
2.5	Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser and Camber Energy, Inc., as Seller, dated July 12, 2018 (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on July 13, 2018 and incorporated herein by reference) (File No. 001-32508)
2.6	First Amendment to Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser and Camber Energy, Inc., as Seller, dated August 2, 2018 (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on August 7, 2018 and incorporated herein by reference) (File No. 001-32508)
2.7	Second Amendment to Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser, Camber Energy, Inc., as Seller and CE Operating, LLC, dated September 24, 2018 (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K, filed with the Commission on September 25, 2018 and incorporated herein by reference) (File No. 001-32508)
2.8#	Agreement and Plan of Merger by and between Camber Energy, Inc., Camber Energy Merger Sub 2, Inc., Lineal Star Holdings, LLC, and the Members party thereto dated as of July 8, 2019 (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)
2.9#	Preferred Stock Redemption Agreement dated December 31, 2019, by and among Camber Energy, Inc., Lineal Star Holdings LLC, Lineal Industries Inc., Lineal Star, Incorporated and each of the holders of the Series E Redeemable Convertible Preferred Stock and Series F Redeemable Preferred Stock of Camber (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on January 3, 2019 and incorporated herein by reference) (File No. 001-32508)
2.10#	Agreement and Plan of Merger by and Between Viking Energy Group, Inc., and Camber Energy, Inc. dated as of February 3, 2020 (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)
2.11	First Amendment to Agreement and Plan of Merger, dated as of May 27, 2020, by and between Viking Energy, Inc. and Camber Energy, Inc. (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on June 1, 2020 and incorporated herein by reference) (File No. 001-32508)
2.12	Second Amendment to Agreement and Plan of Merger, dated as of June 16, 2020, by and between Viking Energy, Inc. and Camber Energy, Inc. (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K, filed with the Commission on June 16, 2020 and incorporated herein by reference) (File No. 001-32508)
2.13

Third Amendment to Agreement and Plan of Merger, dated as of June 25, 2020, by and between Viking Energy, Inc. and Camber Energy, Inc. (Filed as Exhibit 2.4 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020 and incorporated herein by reference) (File No. 001-32508)

3.1	Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006, and incorporated herein by reference)(File No. 000-51414)
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Information Statement on Schedule 14C filed with the SEC on June 1, 2006) (File No. 000-51414)
3.3	Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Information Statement on Schedule 14C filed with the SEC on February 20, 2007)(File No. 000-51414)
3.4	Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on March 11, 2010) (File No. 001-32508)
3.5	Certificate of Amendment to Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on January 11, 2011, and incorporated herein by reference)(File No. 001-32508)
3.6	Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 2, 2015, and incorporated herein by reference)(File No. 001-32508)
3.7	Certificate of Amendment to the Articles of Incorporation, amending the Company’s name to “Camber Energy, Inc.”, filed with the Secretary of State of Nevada on January 3, 2017 (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2017, and incorporated herein by reference)(File No. 001-32508)
3.8	Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of our authorized shares of common stock from 200,000,000 to 500,000,000, as filed with the Secretary of State of Nevada on January 10, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on January 12, 2018 and incorporated herein by reference) (File No. 001-32508)
3.9	Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on March 1, 2018, and effective March 5, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on March 2, 2018 and incorporated herein by reference) (File No. 001-32508)
3.10	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Camber Energy, Inc. with the Secretary of State of the State of Nevada on December 20, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on December 26, 2018 and incorporated herein by reference)(File No. 001-32508)
3.11	Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of our authorized shares of common stock from 20,000,000 to 250,000,000, as filed with the Secretary of State of Nevada on April 10, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 11, 2019, and incorporated herein by reference)(File No. 001-32508)
3.12	Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on July 3, 2019, and effective July 8, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 8, 2019 and incorporated herein by reference) (File No. 001-32508)
3.13	Camber Energy, Inc. Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 8, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)
3.14	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Limited Liability Company, filed with the Secretary of State of Delaware on July 10, 2019, and effective July 9, 2019, merging Camber Energy Merger Sub 2, Inc. into Lineal Star Holdings LLC (Filed as Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2019 and incorporated herein by reference) (File No. 001-32508)
3.15	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, filed by Camber Energy, Inc. with the Secretary of State of Nevada on October 25, 2019 and effective on October 29, 2019 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 29, 2019 and incorporated herein by reference) (File No. 001-32508)

3.16	Certificate of Amendment to Articles of Incorporation (Increase in Authorized Common Stock to 25 Million Shares) filed with the Nevada Secretary of State on April 16, 2020, and effective April 16, 2020
3.17	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)
3.18	Certificate of Withdrawal of Certificate of Designation of Series B Redeemable Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)
3.19	Certificate of Withdrawal of Certificate of Designation of Series D Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)
3.20	Certificate of Withdrawal of Certificate of Designation of Series E Redeemable Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.4 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)
3.21	Certificate of Withdrawal of Certificate of Designation of Series F Redeemable Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.5 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)
3.22	Amended and Restated Bylaws (effective March 29, 2016) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)
4.1*	Description of Securities of the Registrant
10.1	Form of Redeemable Convertible Subordinated Debenture (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)
10.2	Form of Common Stock Purchase First Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)
10.3	Form of Preferred Stock Purchase Agreement (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2016, and incorporated herein by reference)(File No. 001-32508)
10.4	Form of First Amendment to Stock Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 2, 2016, and incorporated herein by reference)(File No. 001-32508)
10.5***	Loan Agreement dated August 25, 2016, between Lucas Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as guarantors, and International Bank of Commerce, as lender (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)
10.6	Real Estate Lien Note dated August 25, 2016, by Lucas Energy, Inc., as borrower in favor of International Bank of Commerce, as lender (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)
10.7	Security Agreements dated August 25, 2016 by Lucas Energy, Inc. in favor of International Bank of Commerce (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)
10.8	Form of Limited Guaranty Agreement in favor of International Bank of Commerce dated August 25, 2016 (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.9	Second Amendment to Stock Purchase Agreement dated September 29, 2016 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2016, and incorporated herein by reference)(File No. 001-32508)
10.10	Form of Third Amendment to Stock Purchase Agreement dated November 17, 2016 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2016, and incorporated herein by reference)(File No. 001-32508)
10.11***	Service Agreement, dated as of April 27, 2017 and effective May 1, 2017, by and between Camber Energy, Inc. and Enerjex Resources (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 1, 2017 and incorporated herein by reference)(File No. 001-32508)
10.12***	Severance Agreement and Release between Anthony C. Schnur and the Company dated June 2, 2017 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on June 6, 2017 and incorporated herein by reference)(File No. 001-32508)
10.13***	Termination Agreement dated May 23, 2017, between Camber Energy, Inc. and Richard N. Azar, II (Filed as Exhibit 10.52 to the Company’s Annual Report on Form 8-K for the year ended March 31, 2017, filed with the Commission on July 14, 2017 and incorporated herein by reference)(File No. 001-32508)
10.14	Form of Stock Purchase Agreement relating to the purchase of $16 million in shares of Series C Redeemable Convertible Preferred Stock dated October 5, 2017 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on October 5, 2017 and incorporated herein by reference)(File No. 001-32508)
10.15	Extension Agreement between Camber Energy, Inc. and International Bank of Commerce relating to the August 30, 2017 payment (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on January 30, 2018 and incorporated herein by reference) (File No. 001-32508)
10.16	Extension and/or Modification and Release Agreement Commercial Indebtedness effective September 30, 2017, by Camber Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as pledgors, and International Bank of Commerce, as lender (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on January 30, 2018 and incorporated herein by reference) (File No. 001-32508)
10.17	Extension and/or Modification and Release Agreement Commercial Indebtedness effective October 30, 2017, by Camber Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as pledgors, and International Bank of Commerce, as lender (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on January 30, 2018 and incorporated herein by reference) (File No. 001-32508)
10.18	Extension and/or Modification and Release Agreement Commercial Indebtedness effective November 30, 2017, by Camber Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as pledgors, and International Bank of Commerce, as lender (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on January 30, 2018 and incorporated herein by reference) (File No. 001-32508)
10.19	Extension and/or Modification and Release Agreement Commercial Indebtedness effective December 30, 2017, by Camber Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as pledgors, and International Bank of Commerce, as lender (Filed as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2017, filed with the Commission on February 14, 2018 and incorporated herein by reference) (File No. 001-32508)
10.20	Form of Amendment to Stock Purchase Agreement dated March 2, 2018 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on March 5, 2018 and incorporated herein by reference) (File No. 001-32508)
10.21***	Separation and Release Agreement between Camber Energy, Inc. and Richard N. Azar II dated May 25, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

10.22***	Common Stock Purchase Warrant granted to Richard N. Azar II dated May 25, 2018 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)
10.23***	Engagement Letter with Fides Energy LLC/Louis G. Schott dated May 25, 2018 (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)
10.24	Agreement in Connection with the Loan by and Between Camber Energy, Inc. and International Bank of Commerce (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on August 7, 2018 and incorporated herein by reference) (File No. 001-32508)
10.25	Assumption Agreement dated September 26, 2018, by and between International Bank of Commerce, Camber Energy, Inc., CE Operating, LLC, N&B Energy, LLC, Richard N. Azar, II, RAD2 Minerals, Ltd., Donnie B. Seay, and DBS Investments, Ltd. (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)
10.26	Assignment of Production Payment, effective August 1, 2018, by and among N&B Energy, LLC and CE Operating, LLC (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)
10.27	Assignment of Overriding Royalty Interest, effective August 1, 2018, by CE Operating, LLC in favor of Camber Royalties, LLC (Orion Properties) (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)
10.28	Assignment of Overriding Royalty Interest, effective August 1, 2018, by N&B Energy, LLC in favor of Camber Royalties, LLC (TAW Leases) (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)
10.29	Form of Stock Purchase Agreement relating to the purchase of $3.5 million in shares of Series C Redeemable Convertible Preferred Stock dated October 26, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on November 1, 2018 and incorporated herein by reference) (File No. 001-32508)
10.30	Consulting Agreement dated November 15, 2018, by and between Camber Energy, Inc. and Regal Consulting (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on November 20, 2018 and incorporated herein by reference) (File No. 001-32508)
10.31	Form of Stock Purchase Agreement relating to the purchase of $28 million in shares of Series C Redeemable Convertible Preferred Stock dated November 23, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on November 23, 2018 and incorporated herein by reference) (File No. 001-32508)
10.32	Form of First Amendment to Stock Purchase Agreement relating to the purchase of $28 million in shares of Series C Redeemable Convertible Preferred Stock dated December 3, 2018 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on December 7, 2018 and incorporated herein by reference) (File No. 001-32508)
10.33	Digital Marketing Agreement dated February 13, 2019 by and between Camber Energy, Inc. and SylvaCap Media (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, filed with the Commission on February 14, 2019, and incorporated herein by reference)(File No. 001-32508)
10.34	First Amendment to Consulting Agreement dated February 13, 2019 by and between Camber Energy, Inc. and Regal Consulting (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, filed with the Commission on February 14, 2019, and incorporated herein by reference)(File No. 001-32508)
10.35***	Camber Energy, Inc. Amended and Restated 2014 Stock Incentive Plan (Filed as Exhibit 4.1 to the Company’s Report on Form 8-K, filed with the Commission on February 22, 2019, and incorporated herein by reference)(File No. 001-32508)
10.36	Agreed Conversion Agreement dated May 15, 2019, by and between Camber Energy, Inc. and Alan Dreeben
10.37***	December 1, 2017 Letter Agreement between Camber Energy, Inc. and BlackBriar Advisors LLC (Filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed with the Commission on July 1, 2019, and incorporated herein by reference)(File No. 001-32508)

10.38	Security Exchange Agreement dated July 8, 2019, by and between Camber Energy, Inc., and the investor party thereto (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)
10.39	Termination Agreement dated July 8, 2019, by and between Camber Energy, Inc., and the investor party thereto (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)
10.40	Funding and Loan Agreement dated July 8, 2019, by and among Camber Energy, Inc., Lineal Star Holdings, LLC, and the preferred shareholders party thereto (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)
10.41	$1,050,000 Promissory Note by Lineal Star Holdings, LLC as borrower in favor of Camber Energy, Inc. as lender, dated July 8, 2019 (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)
10.42	Form of Indemnification Agreement of Officers and Directors (Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)
10.43	Second Amendment to Consulting Agreement with Regal Consulting effective July 1, 2019 (Filed as Exhibit 10.6 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)
10.44	July 8, 2019 Letter Agreement with Sylva International LLC dba SylvaCap Media (Filed as Exhibit 10.7 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)
10.45	$1,539,719 Promissory Note effective December 31, 2019, evidencing amounts owed by Lineal Star Holdings, LLC to Camber Energy, Inc. (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on January 3, 2020 and incorporated herein by reference) (File No. 001-32508)
10.46	$800,000 Promissory Note No. 2 effective December 31, 2019, evidencing amounts owed by Lineal Star Holdings, LLC to Camber Energy, Inc. (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on January 3, 2020 and incorporated herein by reference) (File No. 001-32508)
10.47+	Form of Stock Purchase Agreement relating to the purchase of $5 million in shares of Series C Redeemable Convertible Preferred Stock dated February 3, 2020 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)
10.48	Form of Waivers and Amendments to Stock Purchase Agreements dated February 3, 2020, by and between Camber Energy, Inc. and the Investor Named Therein (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)
10.49+	Securities Purchase Agreement dated as of February 3, 2020 by and Between Camber Energy, Inc. (Purchaser) and Viking Energy Group, Inc. (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)
10.50	$5,000,000 10.5% Secured Promissory Note Issued by Viking Energy Group, Inc. to Camber Energy, Inc. Dated February 3, 3020 (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)
10.51	Security and Pledge Agreement, dated as of February 3, 2020 by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)
10.52	Security and Pledge Agreement, dated as of February 3, 2020 by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.6 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)
10.53	Assignment of Membership Interests by Viking Energy Group, Inc. in favor of Camber Energy, Inc. dated February 3, 2020 (Filed as Exhibit 10.7 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)

10.54	Compromise Settlement Agreement executed January 31, 2020 between PetroGlobe Energy Holdings, LLC, Signal Drilling, LLC, Petrolia Oil, LLC, Prairie Gas Company of Oklahoma, LLC, Canadian River Trading Company, LLC, and Camber Energy, Inc. (Filed as Exhibit 10.8 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)
10.55

February 15, 2020 Letter Agreement with Sylva International LLC dba SylvaCap Media (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 13, 2020 and incorporated herein by reference) (File No. 001-32508)

10.56

Form of Stock Purchase Agreement relating to the purchase of $6 million in shares of Series C Redeemable Convertible Preferred Stock dated June 22, 2020 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on June 23, 2020 and incorporated herein by reference) (File No. 001-32508)

10.57	Form of Amendment to Stock Purchase Agreements dated June 22, 2020, by and between Camber Energy, Inc. and the Investor Named Therein (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on June 23, 2020 and incorporated herein by reference) (File No. 001-32508)
10.58+	Securities Purchase Agreement dated as of June 25, 2020 by and Between Camber Energy, Inc. (Purchaser) and Viking Energy Group, Inc. (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020 and incorporated herein by reference) (File No. 001-32508)
10.59	$5,000,000 10.5% Secured Promissory Note Issued by Viking Energy Group, Inc. to Camber Energy, Inc. Dated June 25, 2020 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020 and incorporated herein by reference) (File No. 001-32508)
10.60	Security and Pledge Agreement, dated as of June 25, 2020 by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020 and incorporated herein by reference) (File No. 001-32508)
10.61	Amended and Restated Security and Pledge Agreement, dated as of June 25, 2020 by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020 and incorporated herein by reference) (File No. 001-32508)
10.62	Assignment of Membership Interests by Viking Energy Group, Inc. in favor of Camber Energy, Inc. dated June 25, 2020 (Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020 and incorporated herein by reference) (File No. 001-32508)
16.1	Letter dated August 2, 2018 from GBH CPAs, PC to the Securities and Exchange Commission (Filed as Exhibit 16.1 to the Company’s Report on Form 8-K, filed with the Commission on August 2, 2018 and incorporated herein by reference) (File No. 001-32508)
21.1*	Subsidiaries
23.1*	Consent of Marcum LLP
23.2*	Consent of Graves & Co. Consulting LLC
31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer
31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer
32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer
32.2**	Section 906 Certification of Periodic Report of Principal Financial Officer
99.1*	Report of Graves & Co. Consulting LLC
99.2	Charter of the Audit and Ethics Committee (Filed as Exhibit 14.3 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009 and incorporated herein by reference)
99.3	Charter of the Compensation Committee (Filed as Exhibit 14.5 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009 and incorporated herein by reference)
99.4	Charter of The Nominating and Corporate Governance Committee (Filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2013, filed with the Commission on June 28, 2013, and incorporated herein by reference)
99.5	Letter to Shareholders in Accordance with NRS 78.0296 (Furnished as Exhibit 99.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Schema Document.
*101.CAL	XBRL Calculation Linkbase Document.
*101.LAB	XBRL Label Linkbase Document.
*101.PRE	XBRL Presentation Linkbase Document.
*101.DEF	XBRL Definition Linkbase Document.

* Exhibits filed herewith.

** Exhibits furnished herewith.

*** Management contract or compensatory plan.

+ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) and/or Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Commission upon request; provided