Form 10-Q
period 2020-06-30
CAMBER ENERGY, INC.
filed 2020-08-14
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	19,679,075 (as of August 14, 2020)

CAMBER ENERGY, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAMBER ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2020	March 31, 2020
ASSETS
Current Assets
Cash	$1,705,374	$656,615
Accounts Receivable, Net of Allowance	279,904	255,363
Other Current Assets	247,973	220,682
Total Current Assets	2,233,251	1,132,660

Property and Equipment
Oil and Gas Properties - Subject to Amortization	50,443,883	50,443,883
Oil and Gas Properties - Not Subject to Amortization	28,016,989	28,016,989
Other Property and Equipment	1,570	1,570
Total Property and Equipment	78,462,442	78,462,442
Accumulated Depletion, Depreciation, Amortization and Impairment	(78,354,120)	(78,351,825)
Total Property and Equipment, Net	108,322	110,617
Equity Method Investment – Elysium Energy, LLC	—	957,169
Notes Receivable	11,413,533	7,339,719
Other Assets	155,053	155,053
Total Assets	$13,910,159	$9,695,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,439,641	$1,474,221
Common Stock Payable	—	173,000
Accrued Expenses	192,613	348,460
Current Asset Retirement Obligation	52,402	30,227
Current Income Taxes Payable	3,000	3,000
Total Current Liabilities	1,687,656	2,028,908

Asset Retirement Obligation	19,348	41,523
Total Liabilities	1,707,004	2,070,431

Commitments and Contingencies (see Note 9)
Temporary Equity
Preferred Stock Series C, 630 and 525 Issued and Outstanding Respectively, Liquidation Preference of $6,300,000 and $5,250,000, respectively	6,000,000	5,000,000

Stockholders’ Equity
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par Value, -0- Shares issued and Outstanding	—	—
Preferred Stock Series B, 600,000 Shares Authorized of $0.001 Par Value, 0 and 0 Shares issued and Outstanding, respectively	—	—
Preferred Stock Series C, 5,000 Shares Authorized of $0.001 Par Value, 2,321 and 2,294 Shares issued and Outstanding, Liquidation Preference of $63,746,265	2	2
Common Stock, 25,000,000 shares Authorized of $0.001 Par Value, 13,160,530 and 5,000,000 Shares Issued and Outstanding, respectively	13,161	5,000
Additional Paid-in Capital	148,299,710	144,815,627
Stock Dividends Distributable	17,559,682	15,878,926
Accumulated Deficit	(159,669,400)	(158,074,768)
Total Stockholders’ Equity	6,203,155	2,624,787
Total Liabilities and Stockholders’ Equity	$13,910,159	$9,695,218

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30,
	2020	2019
Operating Revenues
Crude Oil	$21,789	$93,699
Natural Gas	4,164	7,204
Natural Gas Liquids	7,736	20,448
Total Revenues	33,689	121,351

Operating Expenses
Lease Operating Expenses	69,291	123,557
Severance and Property Taxes	1,349	2,574
Depreciation, Depletion, Amortization, and Accretion	2,295	4,242
Impairment of Oil and Gas Properties	—	—
General and Administrative	686,663	1,331,991
Total Operating Expenses	759,598	1,462,364

Operating Loss	(725,909)	(1,341,013)

Other Expense (Income)
Interest Expense	—	847
Loss from Equity Method Investment	1,083,355	—
Other Expense (Income), Net	(214,632)	(54,262)
Total Other Expenses (Income)	868,723	(53,415)

Net Loss	$(1,594,632)	$(1,287,598)

Net Loss Per Common Share
Basic and Diluted	$(0.44)	$(206.26)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	7,527,903	15,348

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

		Series C Preferred Stock	Series E Preferred Stock		Series F Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Stock Divided Distributable	Accumulated Deficit	Total Stockholders’ (Deficit) Equity

Balances, March 31, 2019	—	$—	—	$—	—	$—	44,000	$44	2,305	$2	13,441	$13	$152,251,623	$8,141,843	$(154,218,469)	$6,175,056
Common Shares issued for:
Conversion of Series B Preferred Stock	—	—	—	—	—	—	(44,000)	(44)	—	—	—	—	44	—	—	—
Payment of Series B Dividend	—	—	—	—	—	—	—	—	—	—	—	—	3	(3)	—	—
Conversion of Debenture - Abeyance	—	—	—	—	—	—	—	—	—	—	25,008	25	(25)	—	—	—
Payment for Consulting Fees	—	—	—	—	—	—	—	—	—	—	600	1	303,339	—	—	303,340
Rounding Adjustment for Split	—	—	—	—	—	—	—	—	—	—	4	—	—	—	—	—
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	—	—	—	—	(1,878,055)	1,878,055	—	—
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,287,598)	(1,287,598)
Balances, June 30, 2019	—	$—	—	$—	—	$—	—	$—	2,305	$2	39,053	$39	$150,676,929	$10,019,895	$(155,506,067)	$5,190,798

Balances, March 31, 2020	525	$5,000,000	—	$—	—	$—	—	$—	2,294	$2	5,000,000	$5,000	$144,815,627	$15,878,926	$(158,074,768)	$2,624,787
Common Shares issued for:
Conversion of Series C Preferred Stock	—	—	—	—	—	—	—	—	(498)	—	8,059,016	8,059	(8,059)	—	—	—
Payment of Consulting Fees	—	—	—	—	—	—	—	—	—	—	101,514	102	172,898	—	—	173,000
Issuance of Series C Preferred Stock	630	6,000,000	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of Series C Preferred Stock	(525)	(5,000,000)	—	—	—	—	—	—	525	—	—	—	5,000,000	—	—	5,000,000
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	—	—	—	—	(1,680,756)	1,680,756	—	—
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,594,632)	(1,594,632)
Balances, June 30, 2020	630	$6,000,000	—	$—	—	$—	—	$—	2,321	$2	13,160,530	$13,161	$148,299,710	$17,559,682	$(159,669,400)	$6,203,155

See accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net Loss	$(1,594,632)	$(1,287,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	2,295	4,242
Bad debt Expense	—	17,694
Share-Based Compensation	—	27,690
Loss from Equity Method Investment	1,083,355	—
Change in Fair Value of Derivative Liability	—	(5)
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	(24,541)	(12,995)
Other Current Assets	(27,291)	117,073
Accounts Payable and Accrued Expenses	(190,427)	(165,007)
Net Cash Used in Operating Activities	(751,241)	(1,298,906)

Investing Cash Flows
Cash Paid for Issuance of Notes Receivable	(4,200,000)	—
Cash Paid for Deposits	—	(75,000)
Net Cash Used in Investing Activities	(4,200,000)	(75,000)

Financing Cash Flows
Proceeds from Issuance of Series C Preferred Stock	6,000,000	—
Net Cash Provided by Financing Activities	6,000,000	—

Increase (Decrease) in Cash	1,048,759	(1,373,906)
Cash at Beginning of the Period	656,615	7,778,723
Cash at End of the Period	$1,705,374	$6,404,817

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

Camber Energy, Inc. (“Camber” or the “Company”) is an independent oil and natural gas company engaged in the acquisition, development and sale of crude oil, natural gas and natural gas liquids from various known productive geological formations in Louisiana and Texas. Additionally, from the July 8, 2019 acquisition of Lineal Star Holdings, LLC (“Lineal”), until the divestiture of Lineal effective on December 31, 2019, each as discussed below, the Company, through Lineal, was involved in the oil and gas services industry.

On July 8, 2019, the Company acquired Lineal pursuant to the terms of an Agreement and Plan of Merger dated as of the same date (the “Lineal Plan of Merger” and the merger contemplated therein, the “Lineal Merger” or the “Lineal Acquisition”), by and between Lineal, Camber, Camber Energy Merger Sub 2, Inc., Camber’s wholly-owned subsidiary, and the Members of Lineal (the “Lineal Members”). Lineal is a specialty construction and oil and gas services enterprise providing services to the energy industry. Pursuant to the Lineal Plan of Merger, Camber acquired 100% of the ownership of Lineal from the Lineal Members in consideration for newly issued shares of Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”) and Series F Redeemable Preferred Stock (“Series F Preferred Stock”). See also “Note 11 – Lineal Merger Agreement and Divestiture”. On October 8, 2019, Lineal acquired an 80% interest in Evercon Energy LLC (“Evercon”). The acquisition required Lineal to assume certain liabilities and provide working capital for a period of six months in the amount of $50,000 per month to Evercon. As part of the Lineal Divestiture, described below, Evercon was divested effective December 31, 2019.

On December 31, 2019, the Company entered into a Preferred Stock Redemption Agreement (the “Redemption Agreement”) by and between the Company and the prior owners of Lineal, whereby the Company redeemed the Company’s Series E and F Preferred Stock (the holders of such preferred stock, collectively, the “Preferred Holders”) issued in connection with the Lineal Merger. Pursuant to the Redemption Agreement, effective as of December 31, 2019, ownership of 100% of Lineal was transferred back to the Preferred Holders, and, all of the Series E Preferred Stock and Series F Preferred Stock of the Company outstanding were cancelled through the redemption (the “Lineal Divestiture”). See also “Note 11 – Lineal Merger Agreement and Divestiture”.

Prior to the acquisition of Lineal, the Company sold a significant portion of its oil and gas production assets in Oklahoma to N&B Energy, LLC (“N&B Energy”) effective August 1, 2018. As part of the sale of its assets to N&B Energy, the Company also retained a 12.5% production payment (effective until a total of $2.5 million has been received) and a 3% overriding royalty interest, in its then existing Okfuskee County, Oklahoma assets; and an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignments of Overriding Royalty Interests. No payments were received in regard to any of the retained items noted above through June 30, 2020 and the filing date of these financial statements.

Camber retained its assets in Glasscock County and operated wells in Hutchinson County, Texas until completion of the Settlement Agreement discussed below.

On January 31, 2020, the Company entered into a Compromise Settlement Agreement (the “Settlement Agreement”) with PetroGlobe Energy Holdings, LLC (“PetroGlobe”), Signal Drilling, LLC (“Signal”), Petrolia Oil, LLC (“Petrolia”), Prairie Gas Company of Oklahoma, LLC (“PGCO”), and Canadian River Trading Company, LLC (“CRTC”). Pursuant to the Settlement Agreement, the Company agreed to pay PetroGlobe $250,000, of which $100,000 was due upon execution of the Settlement Agreement, which payment has been made, and $150,000 was paid to an escrow account, which was released by the Company upon the successful transfer of all wells and partnership interests of the Company’s prior wholly-owned subsidiary C E Energy LLC (“CE”) to PetroGlobe, which was completed on July 16, 2020. CE operates all of the wells and leases which we held prior to such transfer which are located in Hutchinson County, Texas. See also “Note 9 – Commitments and Contingencies” – “Legal Proceedings”.

On February 3, 2020, the Company entered into an Agreement and Plan of Merger (as amended to date, the “Merger Agreement”, and the merger contemplated therein, the “Merger”) with Viking Energy Group, Inc. (“Viking”). Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of Viking (the “Viking Common Stock”)  issued and outstanding, other than certain shares owned by the Company, Viking and the subsidiary of the Company formed as part of the merger (“Merger Sub”), will be converted into the right to receive the pro rata share of 80% of the Company’s post-closing capitalization, subject to certain adjustment mechanisms discussed in the Merger Agreement (and excluding shares issuable upon conversion of the Series C Preferred Stock of the Company)(the “exchange ratio”). Holders of Viking Common Stock will have any fractional shares of Company common stock after the Merger rounded up to the nearest whole share. The completion of the Merger is subject to certain closing conditions. A further requirement to the closing of the Merger was that the Company was required to have acquired 30% of Viking’s subsidiary Elysium Energy Holdings, LLC (“Elysium”) as part of a $9,200,000 investment in Viking’s Rule 506(c) offering, which transaction was completed on February 3, 2020 (25% and a $5 million investment) and June 22, 2020 (5% and a $4.2 million investment). See also “Note 5 – Plan of Merger and Investment In Unconsolidated Entity”.

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

A novel strain of coronavirus (“COVID-19”) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations, workforce and markets served, including a significant reduction in the demand for petroleum-based products. The market for the Company’s oil and gas assets began being adversely impacted by effects of COVID-19 in March of 2020 when circumstances surrounding, and responses to, the pandemic, including stay-at-home orders, began to materialize in North America. Due to the Company’s limited oil and gas production and the fact that all of the Company’s current properties are non-operated, the Company has yet to experience a significant adverse impact from COVID-19. However, the full extent of the COVID-19 outbreak and changes in demand for oil and the impact on the Company’s operations is uncertain. A prolonged disruption could have a material adverse impact on the financial results, assets (including requiring write-downs or impairments) and business operations of the Company.

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At June 30, 2020, the Company’s total current assets of $2.2 million were greater than its total current liabilities of approximately $1.7 million, resulting in working capital of $0.5 million, while at March 31, 2020, the Company’s total current assets of $1.1 million were less than its total current liabilities of approximately $2.0 million, resulting in a working capital deficit of $0.9 million. The increase in working capital of $1.4 million is the result of the sale of the Preferred C Stock shares in June 2020.

Recent oil and gas price volatility as a result of geopolitical conditions and the global COVID-19 pandemic may have a negative impact on the Company’s financial position and results of operations. Negative impacts could include, but are not limited to, the Company’s inability to sell its oil and gas production, reduction in the selling price of the Company’s oil and gas, failure of a counterparty to make required payments, possible disruption of production as a result of worker illness or mandated production shutdowns or ‘stay-at-home’ orders, and access to new capital and financing.

The factors above raise substantial doubt about the Company’s ability to continue to operate as a going concern for the twelve months following the issuance of these financial statements. The Company believes that it may not have sufficient liquidity to meet its operating costs unless it can raise new funding, which may be through the sale of debt or equity or unless it closes the Viking Merger (discussed below), which is the Company’s current plan, which Merger is anticipated to close in the third or fourth calendar quarters of 2020, and which required closing date is currently September 30, 2020, but can be extended until up to December 31, 2020, pursuant to certain conditions in the Merger Agreement. There is no guarantee though that the Viking merger will be completed or other sources of funding be available. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company had no secured debt outstanding as of June 30, 2020.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its March 31, 2020 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies since March 31, 2020 which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Principles of Consolidation

The consolidated financial statements include the accounts of Camber and all of its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Accounts Receivable

Accounts receivable, net, include amounts due for oil and gas revenues from prior month production, accrued interest on the notes receivable due from Lineal and Viking and an estimate of amounts due from N&B Energy related to the September 2018 Asset Purchase Agreement entered into with N&B Energy. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. At June 30, 2020 and March 31, 2020, there were allowances for doubtful accounts of approximately $208,000, included in accounts receivable, and there were bad debts of $0 and $17,694, recognized for the three months ended June 30, 2020 and 2019, respectively.

Notes Receivable

Notes receivable includes the $9,200,000, excluding adjustment for excess loss from equity method investment of $126,186, of notes from Viking as described in “Note 6 – Long-Term Notes Receivable” and “Note 5 – Plan of Merger and Investment In Unconsolidated Entity”, and two notes due from Lineal in the amounts of $1,539,719 and $800,000, respectively, as more fully discussed in “Note 6 – Long-Term Notes Receivable” and “Note 11 – Lineal Merger Agreement and Divestiture”. As of June 30, 2020, the Company had no allowance for uncollectible amounts related to the notes receivable.

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

Long-lived assets including intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the assets carrying amount to determine if an impairment of such asset is necessary. This evaluation, as well as an evaluation of our intangible assets, requires the Company to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company’s services and future market conditions. Estimating future cash flows requires significant judgment, and the Company’s projections may vary from the cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be to expense the difference between the fair value (less selling costs) of such asset and its carrying value. Such expense would be reflected in earnings. No impairments were deemed necessary for the three months ended June 30, 2020 and 2019, respectively.

Investment in Unconsolidated Entities

The Company accounts for its investment in unconsolidated entities under the equity method of accounting when it owns less than 51% of a controlling interest and does not have the ability to exercise significant influence over the operating and financial policies of the entity. The investment is adjusted accordingly for dividends or distributions it receives and its proportionate share of earnings or losses of the entity. The current investment in unconsolidated entities is a 30% (25% from February 3, 2020 to June 25, 2020) interest in Elysium Energy Holdings, LLC, which, through its wholly-owned subsidiary, Elysium Energy, LLC, is involved in oil and gas exploration and production in the United States. The balance sheet of Elysium Holdings, LLC at June 30, 2020 included current assets of $2.2 million, total assets of $32.4 million, total liabilities of $33.2 million and net assets of $(0.8) million. The balance sheet of Elysium Energy Holdings, LLC at March 31, 2020 included current assets of $4.0 million, total assets of $37.7 million, total liabilities of $34.0 million and net assets of $3.7 million. The income statement of Elysium Energy Holdings, LLC for the three months ended June 30, 2020 included total revenues of $3.8 million and a net loss of $4.3 million. See also “Note 5 – Plan of Merger and Investment In Unconsolidated Entity”.

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

As of June 30, 2020 and March 31, 2020, the significant inputs to the Company’s derivative liability and mezzanine equity calculations were Level 3 inputs.

Recently Adopted Accounting Pronouncements

ASC 2014-09, “Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on April 1, 2018, using the modified retrospective method applied to contracts that were not completed as of April 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While the Company does not expect 2021 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning April 1, 2018. Refer to “Note 10 – Revenue from Contracts with Customers” for additional information.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016.02 “Leases (Topic 842)”. The new lease guidance supersedes Topic 840. The core principle of the guidance is that entities should recognize the assets and liabilities that arise from leases. Topic 840 does not apply to leases to explore for, or to use, minerals, oil, natural gas and similar nongenerative resources including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. In July 2018, the FASB issued “Leases (Topic 842): Targeted Improvements”, which provides entities with an alternative modified transition method to elect not to recast the comparative periods presented when adopting Topic 842. The Company adopted Topic 842 as of April 1, 2019, using the alternative modified transition, for which, comparative periods, including the disclosures related to those periods, are not restated.

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

Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. If it is determined that the relationship is significantly altered, the corresponding gain or loss will be recognized in the statements of operations.

Costs of oil and natural gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $0.80 and $1.21 per barrel of oil equivalent for the three months ended June 30, 2020 and 2019, respectively.

All of Camber’s oil and natural gas properties are located in the United States. Costs being amortized at June 30, 2020 and March 31, 2020 are as follows:

	June 30, 2020	March 31, 2020
Oil and gas properties subject to amortization	$50,352,033	$50,352,033
Oil and gas properties not subject to amortization	28,016,989	28,016,989
Capitalized asset retirement costs	91,850	91,850
Total oil & natural gas properties	78,460,872	78,460,872
Accumulated depreciation, depletion, and impairment	(78,352,769)	(78,350,605)
Net Capitalized Costs	$108,103	$110,267

Impairments

For the three-month periods ended June 30, 2020 and 2019, the Company recorded no impairment.

Additions and Depletion

During the three months ended June 30, 2020 and 2019, the Company incurred no costs of for technical and other capital enhancements to extend the lives of the Company’s wells. Additionally, the Company recorded approximately $2,164 and $4,000 for depletion for the three months ended June 30, 2020 and 2019, respectively.

Leases

As part of the Lineal Acquisition, the Company acquired various operating and finance leases for sales and administrative offices, motor vehicles and machinery and equipment. Due to the Redemption Agreement discussed in – “Note 1 – General” and below in “Note 11 – Lineal Merger Agreement and Divestiture”, the Company no longer owns the operating and finance leases that it had acquired in connection with the Lineal Acquisition.

Effective August 1, 2018, the Company entered into a month-to-month lease at 1415 Louisiana, Suite 3500, Houston, Texas 77002. The entity providing use of the space without charge is affiliated with the Company’s Chief Financial Officer.

NOTE 5 – PLAN OF MERGER AND INVESTMENT IN UNCONSOLIDATED ENTITY

Viking Plan of Merger and Related Transactions

On February 3, 2020, the Company and Viking entered into a merger agreement (as amended to date, the “Merger Agreement”). Pursuant to the Merger Agreement, at the effective time of the Merger, each share of common stock of Viking issued and outstanding, other than certain shares owned by the Company, Viking and the Company’s merger sub which will be merged with and into Viking, with Viking being the surviving entity in the merger (“Merger Sub”), will be converted into the right to receive the pro rata share of 80% of the Company’s post-closing capitalization, subject to certain adjustment mechanisms discussed in the Merger Agreement (and excluding shares issuable upon conversion of the Series C Preferred Stock of the Company). Holders of Viking Common Stock will have any fractional shares of Company common stock after the Merger rounded up to the nearest whole share. The Merger Agreement can be terminated under certain circumstances, including by either Viking or the Company if the Merger has not been consummated on or before September 30, 2020, provided that the Company or Viking shall have the right to extend such date from time to time, until up to December 31, 2020, in the event that the Company has not fully resolved SEC comments on the Form S-4 (a preliminary draft of which has previously been filed) or other SEC filings related to the Merger, and Camber is responding to such comments in a reasonable fashion, subject to certain exceptions.

A further requirement to the closing of the Merger was that the Company was required to have acquired 30% of Elysium as part of a $9,200,000 investment in Viking’s Rule 506(c) offering, which transaction was completed on February 3, 2020 (25% of Elysium and $5 million investment) and June 25, 2020 (5% of Elysium and $4.2 million investment), as discussed below. In the event of termination of the Merger Agreement, Camber is required, under certain circumstances described below, to return a portion of the Elysium interests to Viking:

Reason for Termination	Percentage of Elysium Retained by Camber
Termination of the Merger Agreement by mutual agreement of the parties because the conditions to closing the Merger relating to receipt of exchange listing and regulatory approvals and the Registration Statement on Form S-4, being declared effective, have a reasonable likelihood of not being satisfied through no fault of Camber or Viking	20	%*
Termination of the Merger Agreement due to either (i) Camber’s determination not to proceed with the Merger even though Viking has substantially performed its obligations pursuant to the Merger Agreement, or (ii) a matter raised in Camber’s Merger Agreement disclosure schedule which was (A) not disclosed by Camber in its Securities and Exchange Commission (SEC) reports, (B) could reasonably result in a material adverse effect on Camber in excess of $500,000, and (c) which Viking objected to within 5 business days of disclosure by Camber to Viking	25	%*
Termination of the Merger Agreement due to a material breach of the Merger Agreement by Camber or its disclosure schedules	0	%*
In the event the Secured Notes (defined below) are not repaid within 90 days of the date of termination and the Additional Payment (defined below) is not made	30%

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

A required condition to the entry into the Merger was that the Company loan Viking $5 million, pursuant to the terms of a Securities Purchase Agreement, which was entered into on February 3, 2020 (the “1st SPA”). On February 3, 2020, the Company and Discover Growth Fund, an institutional investor (“Discover”), entered into a Stock Purchase Agreement pursuant to which Discover purchased 525 shares of Series C Preferred Stock of the Company, for $5 million, at a 5% original issue discount to the $10,000 face value of such preferred stock. Pursuant to the 1st SPA, the Company made a $5 million loan to Viking (using funds raised from the sale of the Series C Preferred Stock shares to Discover), which was evidenced by a 10.5% Secured Promissory Note (the “1st Secured Note”). On June 25, 2020, the Company advanced an additional $4.2 million to Viking in consideration for, among other things, an additional 10.5% Secured Promissory Note in the principal amount of $4.2 million (the “2nd Secured Note” and together with the 1st Secured Note, the “Secured Notes”).

The Secured Notes accrue interest at the rate of 10.5% per annum, payable quarterly and are due and payable on February 3, 2022. The notes include standard events of default, including certain defaults relating to the trading status of Viking’s common stock and change of control transactions involving Viking. The Secured Notes can be prepaid at any time with prior notice as provided therein, and together with a pre-payment penalty equal to 10.5% of the original amount of the Secured Notes. The Secured Notes are secured by a security interest, pari passu with the other investors in Viking’s Secured Note offering (subject to certain pre-requisites) in Viking’s 70% ownership of Elysium and 100% of Ichor Energy Holdings, LLC. Additionally, pursuant to a separate Security and Pledge Agreement, Viking provided Camber a security interest in the membership, common stock and/or ownership interests of all of Viking’s existing and future, directly owned or majority owned subsidiaries, to secure the repayment of the Secured Notes.

The Secured Notes are convertible into common shares of Viking at a conversion price of $0.24 per share at any time after March 4, 2020, and before the 15th day after Viking’s common stock has traded at an average daily price of at least $0.55 for 15 consecutive business days (at which point the Secured Notes are no longer convertible), provided that the Company is restricted from converting any portion of the Secured Notes into Viking’s common stock if upon such conversion the Company would beneficially own more than 4.99% of Viking’s common stock (which percentage may be increased or decreased, with 61 days prior written notice to Viking, provided that such percentage cannot under any circumstances be increased to greater than 9.99%).

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

On June 22, 2020, the Company and Discover entered into an Amendment to Stock Purchase Agreement (the “SPA Amendment”), pursuant to which Discover agreed to terminate the obligation set forth in the February 2020 Stock Purchase Agreement previously entered into between the Company and Discover on February 3, 2020, which contained a Repurchase Requirement substantially similar to the one contained in the June 2020 Purchase Agreement (as to the 525 shares of Series C Preferred Stock sold to Discover on February 3, 2020), which would have required that the Company pay Discover an aggregate of $5,775,000 in connection with the redemption of the 525 shares of Series C Preferred Stock the Company sold to Discover in the event the Merger was terminated.

Investment in Unconsolidated Entity

The Company accounts for its investment in unconsolidated entities under the equity method of accounting when it owns less than 51% of a controlling interest and does not have the ability to exercise significant influence over the operating and financial policies of the entity. The Company owns 30% of Elysium as of June 30, 2020 (25% from February 3, 2020 to June 25, 2020), as discussed above, and accounts for such ownership under the equity method of accounting. The investment is adjusted accordingly for dividends or distributions it receives and its proportionate share of earnings or losses of the entity. Elysium is involved in oil and gas exploration and production in the United States. The balance sheet of Elysium at June 30, 2020 included current assets of $2.2 million, total assets of $32.4 million, total liabilities of $33.2 million and net assets of $(0.8) million. The balance sheet of Elysium at March 31, 2020 included current assets of $4.0 million, total assets of $37.7 million, total liabilities of $34.0 million and net assets of $3.7 million. Additionally, the income statement for Elysium for the three months ended June 30, 2020 included total revenues of $3.8 million and net loss of $4.3 million.

The carrying value of the notes receivable was reduced by $126,186 as the Company’s share of losses from Elysium for the three months ended June 30, 2020. In accordance with ASC 323-10-35, the losses from Elysium exceeded the equity investment of the Company which was used to reduce the related notes receivable balance. If the losses were to exceed the notes receivable balance, no additional losses would be recorded for the equity investment.

Table below shows the changes in the investment in unconsolidated entity for the three-month periods ended June 30, 2020 and 2019, respectively.

	2020	2019
Carrying amount at beginning of period	$957,169	$—
Investment in Elysium	—	—
Equity change in net loss of unconsolidated entity applied to Long-Term Notes Receivable	126,186	—
Proportionate Share of Elysium Loss	(1,083,355)	—
Carrying amount at end of period	$—	$—

NOTE 6 – LONG-TERM NOTES RECEIVABLE

Long-term notes receivable as of June 30, 2020 and March 31, 2020 are comprised of:

	June 30, 2020	March 31, 2020
Notes receivable from Viking Energy Group, Inc. pursuant to 10.5% Secured Promissory Notes dated February 3, 2020 ($5,000,000) and June 25, 2020 ($4,200,000) in the original principal amount of $9,200,000, having an annual interest rate of 10.5%, with interest due quarterly beginning on May 1, 2020, maturing February 3, 2022. Accrued and unpaid interest of $89,466 and $83,425 is included in accounts receivable at June 30, 2020 and March 31, 2020, respectively. The Note is secured by secured interests in six Viking Energy Group, Inc. subsidiaries. See also “Note 5 – Plan of Merger and Investment In Unconsolidated Entity”.	$9,200,000	$5,000,000
Note receivable from Lineal Star Holdings, LLC pursuant to a Promissory Note dated effective December 31, 2019, in the original principal amount of $1,539,719, accruing annual interest of 10.5%, due quarterly beginning on March 31, 2020, maturing December 31, 2021, with accrued and unpaid interest of $38,388 and $37,966 included in accounts receivable at June 30, 2020 and March 31, 2020, respectively. See also “Note 1 – General” and “Note 11 – Lineal Merger Agreement and Divestiture”.	1,539,719	1,539,719
Note receivable from Lineal Star Holdings, LLC pursuant to a Promissory Note No. 2 dated effective December 31, 2019, in the original principal amount of $800,000, accruing annual interest of 8%, due quarterly beginning on March 31, 2020, maturing December 31, 2021, with accrued and unpaid interest of $15,956 and $15,781 included in accounts receivable at June 30, 2020 and March 31, 2020, respectively. See also “Note 1 – General” and “Note 11 – Lineal Merger Agreement and Divestiture”.	800,000	800,000
Equity loss of unconsolidated entity applied to notes receivable. See also “Note 5 – Plan of Merger and Investment In Unconsolidated Entity”	(126,186)	—
Less: current maturities	—	—
Total	$11,413,533	$7,339,719

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the future retirement of oil and natural gas properties for the three-month periods ended June 30, 2020 and 2019, respectively.

	2020	2019
Carrying amount at beginning of period	$71,750	$303,809
Payments	—	—
Accretion	—	2
Revisions of previous estimates	—	8,258
Carrying amount at end of period	$71,750	$312,069

Camber has short-term obligations of $52,402 and $30,277 related to the plugging liabilities at June 30, 2020 and March 31, 2020, respectively.

NOTE 8 – DERIVATIVE LIABILITY

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

Activities for derivative warrant instruments during the three months ended June 30, 2020 and 2019 were as follows:

	2020	2019
Carrying amount at beginning of period	$—	$5
Change in fair value	—	(5)
Carrying amount at end of period	$—	$—

As of June 30, 2020, the Company had 2,951 shares of Series C Preferred Stock issued and outstanding, which shares of preferred stock are convertible into common stock of the Company pursuant to their terms. Such preferred stock is convertible, if converted in full, into more shares of common stock than the Company currently has authorized. Typically this would require the common stock equivalents to be considered tainted derivative instruments, and the Company to record a derivative liability for the aggregate fair value of the tainted securities; however, due to the low probability of the conversion of the Series C Preferred Stock; the ownership limitation therewith, which prevents the holder of such preferred stock from converting such preferred stock into common stock, if upon such conversion such holder would own more than 9.99% of the Company’s then outstanding shares of common stock; and the de minimis value of the tainted securities, the Company has determined that no fair value has to be recorded at this time.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office Lease. Information regarding the Company’s office space is disclosed in greater detail above under “Note 4 - Property and Equipment –Leases”, above.

Lineal (which as of December 31, 2019 has been completely divested in connection with the Lineal Divestiture discussed in “Note 1 – General” and “Note 11 – Lineal Merger Agreement and Divestiture”) has the usual liability of contractors for the completion of contracts and the warranty of its work. In addition, Lineal acts as prime contractor on a majority of the projects it undertakes and is normally responsible for the performance of the entire project, including subcontract work. Management is not aware of any material exposure related thereto which has not been provided for in the accompanying consolidated financial statements.

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

On May 30, 2019, the Company received a Severance Order from the Texas Railroad Commission (the “TRC”) for noncompliance with TRC rules, suspending the Company’s ability to produce or sell oil and gas from its Panhandle leases in Hutchinson County, Texas, until certain well performance criteria were met. Subsequent to that date, the Company followed TRC procedures in order to regain TRC compliance for the Panhandle wells.

On January 31, 2020, the Company entered into a Compromise Settlement Agreement (the “Settlement Agreement”) with PetroGlobe Energy Holdings, LLC (“PetroGlobe”), Signal Drilling, LLC (“Signal”), Petrolia Oil, LLC (“Petrolia”), Prairie Gas Company of Oklahoma, LLC (“PGCO”), and Canadian River Trading Company, LLC (“CRTC”). Pursuant to the Settlement Agreement, the Company agreed to pay PetroGlobe $250,000, of which $100,000 was due upon execution of the Settlement Agreement, which payment has been made, and $150,000 was paid to an escrow account, which release was subject to approval by the Company upon the successful transfer of all wells and partnership interests of the Company’s current wholly-owned subsidiary CE to PetroGlobe, which occurred on July 16, 2020.

On July 16, 2020, the Company completed all of the requirements of the Settlement Agreement and assigned PetroGlobe all of its right, title and interest in all wells, leases, royalties, minerals, equipment, and other tangible assets associated with specified wells and properties, located in Hutchinson County, Texas, the $150,000 held in escrow was released to PetroGlobe and the Settlement Agreement transactions closed. As a result of the transfers, the Company no longer owns CE, and no longer has any interest in or any liabilities related to the Hutchinson County, Texas wells.

The Company recognized a net settlement cost of $204,842 included on the statement of operations for the year ended March 31, 2020 in connection with the settlement. All provisions of the settlement were finalized, and the $150,000, held in escrow pending final approvals, was released on July 16, 2020.

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

Apache Corporation

In December 2018, Apache Corporation (“Apache”) sued the Company, Sezar Energy, L.P., and Texokcan Energy Management Inc., in the 129th Judicial District Court of Harris County, Texas (Cause 2018-89515). Apache alleged causes of action for Breach of Contract, Money Had & Received and Conversion, relating to amounts Apache alleged it was owed under a joint operating agreement. Apache is seeking $586,438 in actual damages, exemplary damages, pre- and post-judgment interest, court costs and other amounts which it may be entitled. The Company filed a general denial to the claims and asserted the affirmative defense of failure to mitigate. Apache subsequently filed an amended petition on July 13, 2020. The parties are currently in the discovery stage of the litigation, with trial tentatively scheduled for March 2021. The Company denies Apache’s claims and intends to vehemently defend itself against the allegations. There is a mediation scheduled for early September 2020.

N&B Energy

On September 12, 2019, N&B Energy filed a petition in the District Court for the 285th Judicial District of Bexar County, Texas (Case #2019CI11816). Pursuant to the petition, N&B Energy raises claims against the Company for breach of contract, unjust enrichment, money had and received and disgorgement, in connection with $706,000 which it alleges it is owed under the July 2018 Asset Purchase Agreement between the Company and N&B Energy (the “Sale Agreement”), for true ups and post-closing adjustments associated therewith. The petition seeks amounts owed, pre- and post-judgment interest and attorney’s fees. The Company denies N&B Energy’s claims, believes it is owed approximately $400,000 related to the Sale Agreement and intends to vehemently defend itself against the allegations and claims and seek counterclaims. The Company is currently in negotiations to resolve the matter with N&B Energy through binding arbitration which is scheduled for late August 2020.

NOTE 10 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Oil and Gas Contracts

The following table disaggregates revenue by significant product type for the three months ended June 30, 2020 and 2019, respectively:

	2020	2019
Oil sales	$21,789	$93,699
Natural gas sales	4,164	7,204
Natural gas liquids sales	7,736	20,448
Total oil and gas revenue from customers	$33,689	$121,351

NOTE 11 – LINEAL MERGER AGREEMENT AND DIVESTITURE

Merger Agreement

On July 8, 2019 (the “Closing Date”), the Company entered into, and closed the transactions contemplated by, the Lineal Plan of Merger, by and between the Company, Camber Energy Merger Sub 2, Inc., the Company’s then newly formed wholly-owned subsidiary, Lineal, and the Lineal Members. Pursuant to the Lineal Plan of Merger, the Company acquired 100% of the ownership of Lineal from the Lineal Members in consideration for newly issued shares of Series E Redeemable Convertible Preferred Stock and Series F Redeemable Preferred Stock.

Divestiture

On December 31, 2019, the Company entered into, and closed the transactions contemplated by the a Preferred Stock Redemption Agreement (the “Redemption Agreement”), by and between the Company, Lineal and the holders of the Company’s Series E Preferred Stock and Series F Preferred Stock (the “Preferred Holders”), Pursuant to which, the Company redeemed the Company’s Series E and F Preferred Stock issued in connection with the Lineal Merger and ownership of 100% of Lineal was transferred back to the Preferred Holders, and all of the Series E Preferred Stock and Series F Preferred Stock of the Company outstanding were cancelled through the redemption.

The Redemption Agreement also provided for (a) the entry by Lineal and the Company into a new unsecured promissory note in the amount of $1,539,719, the outstanding amount of the July 2019 Lineal Note together with additional amounts loaned by Camber to Lineal through December 31, 2019 (the “December 2019 Lineal Note”); (b) the unsecured loan by the Company to Lineal on December 31, 2019 of an additional $800,000, entered into by Lineal in favor of the Company on December 31, 2019 (“Lineal Note No. 2”); and (c) the termination of the prior Lineal Plan of Merger and Funding Agreement entered into in connection therewith (pursuant to which all funds previously held in a segregated account for future Lineal acquisitions, less amounts loaned pursuant to Lineal Note No. 2, were released back to the Company). The December 2019 Lineal Note and Lineal Note No. 2, accrue interest, payable quarterly in arrears, beginning on March 31, 2020 and continuing until December 31, 2021, when all interest and principal is due, at 8% and 10% per annum (18% upon the occurrence of an event of default), respectively. As of June 30, 2020 and March 31, 2020, $54,344 and $53,747, respectively, of interest related to the December 2019 Lineal Note and Lineal Note No. 2 was accrued and included in the consolidated balance sheets in Accounts Receivable.

NOTE 12 - INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero percent for the 2020 and 2019 fiscal years as a result of net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the three months ended June 30, 2020 and 2019, respectively. The tax liability of $3,000 as shown on the balance sheet as of June 30, 2020, relates to the Company’s potential Oklahoma franchise tax liability and is not related to income tax.

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

During the three months ended June 30, 2020, the Company issued 101,514 shares of restricted common stock to service providers in consideration for investor relations and marketing services. The Company recognized $173,000, based on the grant date fair value of the Company’s common stock, in stock-based compensation expense in prior periods related to the issuance of these shares.

Series C Redeemable Convertible Preferred Stock

On February 3, 2020, the Company sold 525 shares of Series C Preferred Stock for total proceeds of $5 million. In the event the Merger Agreement entered into with Viking in February 2020 is terminated for any reason, we (until June 22, 2020, when such terms were amended) were required to redeem the 525 shares of Series C Preferred Stock at a 110% premium, in an aggregate amount equal to $5,775,000. Because of the requirement to redeem such 525 shares of Series C Preferred Stock in the event the Merger Agreement is terminated, which termination is partially outside the control of the Company, such 525 shares of Series C Preferred Stock is classified as temporary equity on the March 31, 2020 balance sheet. Temporary equity is a security with redemption features that are outside the control of the issuer, is not classified as an asset or liability in conformity with GAAP, and is not mandatorily redeemable. Subsequent to March 31, 2020, on June 22, 2020, the Company and Discover terminated the obligation for Camber to redeem the 525 shares of Series C Preferred Stock upon termination of the Merger Agreement; and provided that a new obligation exists in connection with the required redemption of 630 shares of Series C Preferred Stock sold on June 22, 2020 for total proceeds of $6 million, which have a redemption value of $6,930,000. As such, while the prior redemption obligation for the 525 Series C Preferred Stock shares in connection with the February 2020 sale of Series C Preferred Stock was removed from temporary equity on the June 30, 2020 balance sheet, the $6,000,000 of total proceeds received on June 22, 2020, in connection with the sale of the 630 shares of Series C Preferred Stock, is included in temporary equity on the June 30, 2020 balance sheet.

During the three months ended June 30, 2020, the Company sold 630 shares of Series C Preferred Stock to Discover in consideration for $6 million. During the three months ended June 30, 2019, the Company sold no shares of Series C Preferred Stock.

During the three months ended June 30, 2020 and 2019, Discover converted 498 and 0 shares of the Series C Preferred Stock with a face value of $4,980,000 and $0, and a total of 8,059,016 and 0 shares of common stock were issued, respectively, which includes additional shares for conversion premiums and true ups in connection with those conversions through June 30, 2020 and 2019.

As of June 30, 2020 and March 31, 2020, the Company accrued common stock dividends on the Series C Preferred Stock based on the then 24.95% premium dividend rate. The Company recognized a total charge to additional paid-in capital and stock dividends distributable but not issued of $1,680,756 and $1,878,055 related to the stock dividend declared but not issued for the three months ended June 30, 2020 and 2019, respectively.

Subsequent to June 30, 2020, the Company issued 4,794,192 shares of common stock related to prior conversions of Series C Preferred Stock that were held in abeyance.

Warrants

The following is a summary of the Company’s outstanding warrants at June 30, 2020:

Warrants		Exercise	Expiration	Intrinsic Value at
Outstanding		Price ($)	Date	June 30, 2020
1	(1)	1,171,875.00	April 26, 2021	$—
3	(2)	195,312.50	September 12, 2022	—
32	(3)	12,187.50	May 24, 2023	—
36				$—

(1)	Warrants issued in connection with the sale of convertible notes. The warrants were exercisable on the grant date (April 26, 2016) and remain exercisable until April 26, 2021.

(2)	Warrants issued in connection with funding. The warrants were exercisable on the grant date (September 12, 2017) and remain exercisable until September 12, 2022.
(3)	Warrants issued in connection with a Severance Agreement with Richard N. Azar II, the Company’s former Chief Executive Officer. The warrants were exercisable on the grant date (May 25, 2018) and remain exercisable until May 24, 2023.

NOTE 14 – SHARE-BASED COMPENSATION

Camber measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Stock Options

As of June 30, 2020 and March 31, 2020, the Company had 2 stock options outstanding with a weighted average exercise price of $40,429,700.

Of the Company’s outstanding options, no options were exercised or forfeited during the three months ended June 30, 2020. Additionally, no stock options were granted during the three months ended June 30, 2020. Compensation expense related to stock options during the three-month periods ended June 30, 2020 and 2019 was $0.

Options outstanding and exercisable at June 30, 2020 and March 31, 2020 had no intrinsic value. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options.

As of June 30, 2020 and March 31, 2020, there was no remaining unrecognized share-based compensation expense related to all non-vested stock options.

Options outstanding and exercisable as of June 30, 2020:

Exercise	Remaining	Options	Options
Price ($)	Life (Yrs.)	Outstanding	Exercisable
40,429,700	0.25	2	2
	Total	2	2

NOTE 15 – INCOME (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per share for the three months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended
	June 30,
	2020	2019
Numerator:
Net loss	$(1,594,632)	$(1,287,598)
Less preferred dividends	(1,680,756)	(1,878,055)
Net loss attributable to common stockholders	$(3,275,388)	$(3,165,653)

Denominator
Weighted average share – basic	7,527,903	15,348

Dilutive effect of common stock equivalents
Options/warrants	—	—
Preferred C shares	—	—

Denominator
Total Weighted average shares – diluted	7,527,903	15,348
Income (loss) per share – basic
Continuing operations	$(0.44)	$(206.26)
Income (loss) per share – diluted
Continuing Operations	$(0.44)	$(206.26)

For the three months ended June 30, 2020 and 2019, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would be anti-dilutive.

	2020	2019
Common Shares Issuable for:
Convertible Debt	276	276
Options and Warrants	38	38
Series C Preferred Shares(1)	51,544,370,792	40,256,966,846
Total	51,544,371,106	40,256,967,160

(1)

Based on the lowest possible conversion rate of the Series C Preferred Stock ($0.001 per share, the par value of the common stock).

NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the three months ended June 30, 2020 and 2019:

	2020	2019
Interest	$—	$847
Income taxes	$—	$—

Non-cash investing and financing activities included the following:

	Three Months Ended June 30,
	2020	2019
Issuance of Common Stock of Prior Conversions of Convertible Notes	$—	$1,250
Settlement of Common Stock Payable	$173,000	$303,340
Change in Estimate for Asset Retirement Obligations	$—	$8,260
Stock Dividends Distributable but not Issued	$1,680,756	$1,878,598
Issuance of Stock Dividends	$—	$3
Conversion of Preferred B Stock to Common Stock	$—	$44
Conversion of Preferred C Stock to Common Stock	$8,059	$—
Reclassification of Preferred C Stock to Permanent Equity	$5,000,000	$—

NOTE 17 – FAIR VALUE MEASUREMENTS

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

Fair Value Measurements

There were no liabilities carried at fair value as of June 30, 2020 and March 31, 2020.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

In addition to the financial instruments that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a non-recurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges or as part of a business combination. There were no liabilities carried at fair value as of June 30, 2020 and March 31, 2020.

NOTE 18 – SUBSEQUENT EVENTS

Since July 1, 2020, and through August 13, 2020, Discover has converted 59 shares of Series C Preferred Stock into 1,544,354 shares of common stock, of which all 1,544,354 shares of common stock had been issued as of August 13, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally located in the material set forth below under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. For a more detailed description of the risks and uncertainties involved, the following discussion and analysis should be read in conjunction with management’s discussion and analysis contained in Camber’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC on June 29, 2020, and related discussion of our business and properties contained therein.

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

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

●	the availability of funding and the terms of such funding;

●	our ability to integrate and realize the benefits from future acquisitions that we may complete, including the pending Merger with Viking;

●	our ability to timely close the Viking Merger on the terms disclosed and closing conditions associated therewith;

●	significant dilution caused by the conversion of Series C Preferred Stock into common stock, as well as downward pressure on our stock price as a result of the sale of such shares;

●	our growth strategies;

●	anticipated trends in our businesses;

●	our ability to repay outstanding loans and satisfy our outstanding liabilities;

●	our liquidity and ability to finance our acquisition and development strategies;

●	market conditions in the oil and gas and pipeline services industries;

●	the timing, cost and procedure for future acquisitions;

●	the impact of operational hazards;

●	the outcome of competitive bids;

●	customer defaults;

●	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;

●	legal proceedings and/or the outcome of and/or negative perceptions associated therewith;

●	planned capital expenditures (including the amount and nature thereof);

●	increases in oil and gas production;

●	changes in the market price of oil and gas;

●	changes in the number of drilling rigs available;

●	the number of wells we anticipate drilling in the future;

●	estimates, plans and projections relating to acquired properties, businesses and operations;

●	the number of potential drilling locations;

●	our ability to maintain our NYSE American listing; and

●	our financial position, business strategy and other plans and objectives for future operations.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Review of Information and Definitions

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2020.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I – Financial Information – Item 1. Financial Statements”.

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

Overview

Corporate History and Operations

Camber Energy, Inc., a Nevada corporation, is based in Houston, Texas. We are currently primarily engaged in the acquisition, development and sale of crude oil, natural gas and natural gas liquids from various known productive geological formations in Louisiana and Texas. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc., effective June 9, 2006, and effective January 4, 2017, the Company changed its name to Camber Energy, Inc. After the divestiture of our South Texas properties during fiscal 2019, we initiated discussions with several potential acquisition and merger candidates to diversify our operations.

Pursuant to those discussions on July 8, 2019, we acquired Lineal Star Holdings, LLC (“Lineal”) pursuant to the terms of an Agreement and Plan of Merger dated as of the same date (the “Lineal Plan of Merger” and the merger contemplated therein, the “Lineal Merger” or the “Lineal Acquisition”), by and between Lineal, Camber, Camber Energy Merger Sub 2, Inc., Camber’s wholly-owned subsidiary (“Merger Sub”), and the Members of Lineal (the “Lineal Members”). Lineal is a specialty construction and oil and gas services enterprise providing services to the energy industry. Pursuant to the Lineal Plan of Merger, Camber acquired 100% of the ownership of Lineal from the Lineal Members in consideration for newly issued shares of Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”) and Series F Redeemable Preferred Stock (“Series F Preferred Stock”), as discussed in greater detail under “Note 1 – General” and “Note 11 – Lineal Merger Agreement and Divestiture”, to the consolidated unaudited financial statements included under “Part I. – Item 1. Financial Statements”.

On December 31, 2019, the Company entered into, and closed the transactions contemplated by a Preferred Stock Redemption Agreement, by and between the Company, Lineal and the holders of the Company’s Series E Preferred Stock and Series F Preferred Stock (the “Redemption Agreement” and the “Preferred Holders”). Pursuant to the Redemption Agreement, effective as of December 31, 2019, each holder of Series E Preferred Stock transferred such Series E Preferred Stock to Camber in consideration for their pro rata share (except as discussed below in connection with the Series F Preferred Stock holder, who was also a holder of Series E Preferred Stock) of 100% of the Common Shares of Lineal and the holder of the Series F Preferred Stock transferred such Series F Preferred Stock (and such Series E Preferred Stock shares held by such holder) to Camber in consideration for 100% of the Preferred Shares of Lineal and as a result, ownership of 100% of Lineal was transferred back to the Preferred Holders, the original owners of Lineal prior to the Lineal Merger. Additionally, all of the Series E Preferred Stock and Series F Preferred Stock of the Company were automatically cancelled and deemed redeemed by the Company and the Series F Holder waived and forgave any and all accrued dividends on the Series F Preferred Stock. See also – “Note 1 – General” and “Note 11 – Lineal Merger Agreement and Divestiture”, to the consolidated unaudited financial statements included under “Part I. – Item 1. Financial Statements”.

On February 3, 2020, the Company entered into an Agreement and Plan of Merger (as amended to date, the “Merger Agreement”) with Viking Energy Group, Inc. (“Viking”). The Merger Agreement provides that a newly-formed wholly-owned subsidiary of the Company (“Merger Sub”) will merge with and into Viking (the “Merger”), with Viking surviving the Merger as a wholly-owned subsidiary of the Company, as described in greater detail below.

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

Recent Events

Viking Plan of Merger

On February 3, 2020, the Company and Viking entered into the Merger Agreement. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of Viking (the “Viking Common Stock”) issued and outstanding, other than certain shares owned by the Company, Viking and Merger Sub, will be converted into the right to receive the pro rata share of 80% of the Company’s post-closing capitalization, subject to certain adjustment mechanisms discussed in the Merger Agreement (and excluding shares issuable upon conversion of the Series C Preferred Stock of the Company). Holders of Viking Common Stock will have any fractional shares of Company common stock after the Merger rounded up to the nearest whole share. Specifically, the percentage of shares retained by Camber shareholders (initially 80%, the “Camber Percentage”) is adjusted as follows: (i) for each (A) $500,000 in Camber unencumbered cash (without any associated debt) available for use by the combined company (the “Combined Company”) after the Effective Time, with a permitted use being to, among other things, pay debt obligations of Viking outside of Viking’s Ichor division or Elysium division, which comes from equity sold by Camber for cash from February 3, 2020, through the Effective Time, which is not contingent or conditional upon the closing of the Merger (the “Camber Surplus Cash”), or (B) $500,000 in other unencumbered assets acquired by Camber after February 3, 2020 and prior to closing without increasing Camber’s liabilities (the “Other Camber Surplus Assets”), the Camber Percentage will increase by an incremental 0.5% (a “Camber Percentage Increase”); and (ii) for each additional $500,000 in Viking unencumbered cash (without any associated debt) for use by the Combined Company after the Effective Time which is not contingent or conditional upon the closing of the Plan of Merger, with a permitted use being to, among other things, pay debt obligations of Viking outside of Viking’s Ichor division or Elysium division in excess of $500,000 at Closing, which comes from equity sold by Viking for cash from February 3, 2020 through the Effective Time, the Camber Percentage will decrease by an incremental 0.5% (a “Camber Percentage Decrease”). The aggregate Camber Percentage Increase or Camber Percentage Decrease shall not exceed 5% pursuant to this particular section of the Merger Agreement, and neither party will raise capital from the other party’s existing shareholders without the prior written consent of such other party. Finally, any funds advanced to Viking by Camber prior to the Effective Time will not result in an adjustment of the Camber Percentage. The completion of the Merger is subject to certain closing conditions.

The Merger Agreement can be terminated (i) at any time with the mutual consent of the parties; (ii) by either the Company or Viking if any governmental consent or approval required for closing is not obtained, or any governmental entity issues a final non-appealable order or similar decree preventing the Merger; (iii) by either Viking or the Company if the Merger shall not have been consummated on or before September 30, 2020, provided that the Company or Viking shall have the right to extend such date from time to time, until up to December 31, 2020, in the event that the Company has not fully resolved SEC comments on the Form S-4 (which the Company and Viking are in the process of addressing) or other SEC filings related to the Merger, and the Company is responding to such comments in a reasonable fashion, subject to certain exceptions; (iv) by the Company or Viking, upon the breach by the other of a term of the Merger, which is not cured within 30 days of the date of written notice thereof by the other; (v) by the Company if Viking is unable to obtain the affirmative vote of its stockholders for approval of the Merger; (vi) by Viking if the Company is unable to obtain the affirmative vote of its stockholders required pursuant to the terms of the Merger Agreement; and (vii) by Viking or the Company if the other party’s directors change their recommendation to their stockholders to approve the Merger, subject to certain exceptions set forth in the Merger Agreement, or if there is a willful breach of the Merger Agreement by the other party thereto.

A further requirement to the closing of the Merger was that the Company was required to have acquired 25% of Viking’s subsidiary Elysium Energy Holdings, LLC (“Elysium”) as part of a $5,000,000 investment in Viking’s Rule 506(c) offering, which transaction was completed on February 3, 2020, and have acquired an additional 5% of Elysium as part of a subsequent $4,200,000 investment in Viking’s Rule 506(c) offering, which transaction was completed on June 25, 2020, as discussed above under “Note 5 – Plan of Merger and Investment In Unconsolidated Entity”, to the consolidated unaudited financial statements included under “Part I. – Item 1. Financial Statements”.

In the event of termination of the Merger Agreement, we are required, under certain circumstances described under “Note 5 – Plan of Merger and Investment In Unconsolidated Entity”, to the consolidated unaudited financial statements included under “Part I. – Item 1. Financial Statements”, above to redeem 630 shares of Series C Preferred Stock sold on June 22, 2020, which have a redemption value of $6,930,000.

The Merger Agreement provides that the Secured Notes (defined below) will be forgiven in the event the Merger closes, and the Secured Notes will be due 90 days after the date that the Merger Agreement is terminated by any party for any reason, at which time an additional payment equal to (i) 115.5% of the original principal amount of the Secured Notes (defined above under “Note 5 – Plan of Merger and Investment In Unconsolidated Entity”, to the consolidated unaudited financial statements included under “Part I. – Item 1. Financial Statements”), minus (ii) the amount due to the Company pursuant to the terms of the Secured Notes upon repayment thereof (the “Additional Payment”) is due.

The Company obtained the funds for the Viking loans through the sale of Series C Preferred Stock to Discover as discussed above under “Note 5 – Plan of Merger and Investment In Unconsolidated Entity”, to the consolidated unaudited financial statements included under “Part I. – Item 1. Financial Statements”.

As of the date of the filing, the Company holds a 30% interest in Elysium, which through its wholly-owned subsidiary, holds certain working interests and over-riding royalty interests in oil and gas properties in Texas (approximately 71 wells in 11 counties) and Louisiana (approximately 52 wells in 6 parishes), along with associated wells and equipment, and was producing an average of approximately 2,700 Boe per day at June 30, 2020.

Corporate Information and Summary of Current Operations

Our website address is http://www.camber.energy. Our fiscal year ends on the last day of March of each year. The information on, or that may be accessed through, our website is not incorporated by reference into this report and should not be considered a part of this report. We refer to the twelve-month periods ended March 31, 2021, 2020 and March 31, 2019 as our 2021 Fiscal Year, 2020 Fiscal Year and 2019 Fiscal Year, respectively.

As of June 30, 2020, the Company had leasehold interests (working interests) covering approximately 221 / 3,500 (net / gross) acres, producing from the Cline and Wolfberry formations. The remaining Texas acreage as of March 31, 2020 consisted of leasehold covering approximately 555 / 638 (net / gross) acres and wellbores located in the Panhandle in Hutchinson County, Texas, which was acquired by the Company in March 2018, and which was transferred as part of the PetroGlobe settlement discussed in “Part I. Financial Information – Item 1. Financial Statements” – “Note 9 – Commitments and Contingencies” – “Legal Proceedings”, in July 2020.  On May 30, 2019, the Company received a Severance Order from the Texas Railroad Commission (the “TRC”) for noncompliance with TRC rules, suspending the Company's ability to produce or sell oil and gas from its Panhandle leases in Hutchinson County, Texas, until certain well performance criteria are met. The Company subsequently followed TRC procedures in order to regain TRC compliance for the Panhandle wells. Additionally, as a result of a notice from its working interest partner, PetroGlobe Energy, and related litigation, all prior production on the Panhandle wells was held in suspense for the past several fiscal quarters. The Company cured the issues raised by the TRC transferred its ownership of its Hutchinson County, Texas properties and wells to PetroGlobe on July 16, 2020. As a result of such transfer, the Company no longer holds any interests in such Hutchinson County, Texas wells or assets.

As of June 30, 2020, Camber was producing an average of approximately 29.8 net barrels of oil equivalent per day (“Boepd”) from 25 active well bores. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. Our production sales totaled 2,707 Boe, net to our interest, for the three months ended June 30, 2020. At June 30, 2020, Camber’s total estimated proved producing reserves were 133,442 Boe, of which 98,600 Bbls were crude oil and NGL reserves, and 207,823 Mcf were natural gas reserves. None of these reserves relate to the Company’s Panhandle properties, which has since been divested.

Camber holds an interest in 25 producing wells in Glascock County.

On July 12, 2018, we entered into an Asset Purchase Agreement, which closed on September 26, 2018, with N&B Energy. Pursuant to the Asset Purchase Agreement and the related Assumption Agreement, the Company transferred a significant portion of its assets to N&B Energy in consideration for N&B Energy assuming all of its debt owed to International Bank of Commerce.

Notwithstanding the sale of the Company’s assets to N&B Energy, the Company retained its assets in Glasscock County and Hutchinson County, Texas (which Hutchinson County, Texas assets have now been divested), and also retained a 12.5% production payment (effective until a total of $2.5 million has been received); a 3% overriding royalty interest in its existing Okfuskee County, Oklahoma asset; and an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignments of Overriding Royalty Interests. No payments were received in regard to any of the retained items noted through June 30, 2020 or through the date of this filing.

As of June 30, 2020, Camber had no employees, and utilized independent contractors on an as-needed basis.

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

Industry Segments

Our operations during the three months ended June 30, 2020 and 2019 were all crude oil and natural gas exploration and production related, respectively. During the period from July 8, 2019 to December 31, 2019, we also owned and operated Lineal, which operated as an oil and gas service company and generated oil and gas service revenues. As described above under “Part I. Financial Information – Item 1. Financial Statements” – “Note 1 – General” and “Note 11 – Lineal Merger Agreement and Divestiture”, on December 31, 2019, we divested our entire interest in Lineal, in conjunction with the Lineal Divestiture.

Operations

Oil and Gas Properties

We operate and invest in areas that are known to be productive, with a reasonably established production history, in order to decrease geological and exploratory risk. The Company has certain interests in wells producing from various formations in Louisiana and Texas.

Financing

A summary of our financing transactions, funding agreements and other material funding and loan transactions can be found under “Part I. Financial Information – Item 1. Financial Statements” – “Note 1 – General”, “Note 5 – Plan of Merger and Investment In Unconsolidated Entity”, “Note 6 – Long-Term Notes Receivable”, “Note 11 – Lineal Merger Agreement and Divestiture” and “Note 13 – Stockholders’ Equity (Deficit)”, above.

The Company believes that it will not have sufficient liquidity to operate as a going concern for the next twelve months following the issuance of the financial statements included herein unless it can close the Viking Merger, which is the Company’s current plan, which Merger is anticipated to close in the third or fourth calendar quarter of 2020, and which required closing date is currently September 30, 2020, but can be extended until up to December 31, 2020, pursuant to certain conditions in the Merger Agreement.

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

Novel Coronavirus (“COVID-19”)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April, many U.S. states and local jurisdictions, including Texas, where the Company has its operations, began issuing ‘stay-at-home’ orders, which continue in various forms as of the date of this report. Notwithstanding the above, because all of the Company’s properties are non-operated, the Company’s operations have not been materially affected by COVID-19 to date.

However, the oil and gas industry experienced multiple factors which lowered both the demand for, and prices of, oil and gas as a result of the pandemic. First, the COVID-19 pandemic lowered global demand for hydrocarbons, as social distancing and travel restrictions were implemented across the world. Second, the lifting of Organization of the Petroleum Exporting Countries (OPEC)+ supply curtailments, and the associated increase in production of oil, drove the global supply of hydrocarbons higher through the first quarter of calendar 2020. In addition, while global gross domestic product (GDP) growth was impacted by COVID-19 during the first half of calendar 2020, we expect GDP to continue to decline globally throughout the remainder of calendar 2020 and for at least the early part of calendar 2021, as a result of the COVID-19 pandemic. As a result, we expect oil and gas related markets will continue to experience significant volatility in 2020 and 2021.

The full extent of the impact of COVID-19 on our business and operations currently cannot be estimated and will depend on a number of factors including the scope and duration of the global pandemic.

Currently we believe that we have sufficient cash on hand to support our operations for the foreseeable future, through the closing of the Merger Agreement; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the pandemic.

The pandemic is developing rapidly and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, as well as potential seasonality of new outbreaks.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three-month periods ended June 30, 2020 and 2019 should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q under “Part I. Financial Information – Item 1. Financial Statements”. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019

We reported a net loss for the three months ended June 30, 2020 of $1.6 million, or $0.44 per share of common stock. We reported a net loss for the three months ended June 30, 2019 of $1.3 million, or $206.26 per share of common stock. The increase in net loss of $0.3 million relates primarily to the $1.1 million loss associated with the operations of Elysium, an unconsolidated entity, which we owned 30% of as of June 30, 2020, and held 25% of as of March 31, 2020 (having first acquired such 25% interest on February 3, 2020, and an additional 5% interest on June 25, 2020).

Oil and Gas Exploration and Production Segment Information

The following table sets forth the operating results and production data for our oil and gas exploration and production segment, for the periods indicated:

	Three Months Ended June 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	1,192	1,561	(369)	(24)%
Natural Gas (Mcf)	3,671	4,350	(679)	(16)%
NGL (Gallons)	37,915	46,899	(8,984)	(19)%
Total (Boe)(1)	2,707	3,402	(695)	(20)%

Crude Oil (Bbls per day)	13	17	(4)	(24)%
Natural Gas (Mcf per day)	40	48	(8)	(16)%
NGL (Gallons per day)	417	515	(98)	(19)%
Total (Boe per day)(1)	29	37	(8)	(20)%

Average Sale Price:
Crude Oil ($/Bbl)	$18.28	$60.02	$(41.74)	(70)%
Natural Gas ($/Mcf)	$1.13	$1.66	$(0.53)	(32)%
NGL ($/Bbl)	$8.57	$18.31	$(9.74)	(53)%

Net Operating Revenues:
Crude Oil	$21,789	$93,699	$(71,910)	(77)%
Natural Gas	4,164	7,204	(3,040)	(42)%
NGL	7,736	20,448	(12,712)	(62)%
Total Oil and Gas Revenues	$33,689	$121,351	$(87,662)	(72)%

Sales volumes decreased by approximately 20% from the three months ended June 30, 2019 to the three months ended June 30, 2020, due to a significant drop in the market price of oil and gas compared to the same period in the prior year, due mainly to decreased demand due to COVID-19, including an approximate 70% decline in the average sales price of crude oil.

(1) Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended June 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Direct lease operating expense	$57,549	$98,935	$(41,386)	(42)%
Other	11,742	24,622	(12,880)	(52)%
Lease Operating Expenses	$69,291	$123,557	$(54,266)	(44)%

Severance and Property Taxes	$1,349	$2,574	$(1,225)	(48)%
Depreciation, Depletion, Amortization and Accretion	2,295	4,242	(1,947)	(46)%
General and Administrative (“G&A”)	686,663	1,304,301	(617,638)	(47)%
Share-Based Compensation	—	27,690	(27,690)	(100)%
Total G & A Expense	686,663	1,331,991	(645,328)	(48)%

Interest Expense	$—	$847	$(847)	(100)%
Equity in Loss of Unconsolidated Entity	$1,083,355	$—	$1,083,355	100%
Other Expense (Income), Net	$(214,632)	$(54,262)	$(160,370)	296%

Lease Operating Expenses

There was a decrease in lease operating expense of approximately $54,000 when comparing the current quarter to the prior year’s quarter. The decrease is primarily due to the decline in production due to significant price declines as a result of decreased demand due to COVID-19 and governmental responses thereto.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A decreased for the current quarter as compared to the prior year’s quarter by approximately $2,000 due to the decline in production due to significant price declines.

General and Administrative (G&A) Expenses

G&A expenses decreased by approximately $0.6 million for the three months ended June 30, 2020, compared to the prior year’s period. The decrease was due primarily to costs incurred in the prior year’s period related to the Lineal merger that were not present in the current period.

Interest Expense

Interest expense for the three months ended June 30, 2020 decreased by approximately $1,000 when compared to the three-month period ended June 30, 2019, due to the absence of any interest-bearing obligations in the current period.

Equity in Loss of Unconsolidated Entity

Equity in loss of unconsolidated entity for the three months ended June 30, 2020 increased by approximately $1.1 million when compared to the three-month period ended June 30, 2019, due to the inclusion of the equity loss of Elysium Holdings, LLC, which the Company acquired 25% of on February 3, 2020 and an additional 5% of on June 25, 2020.

Other Expense (Income), Net

Other income, net, for the three months ended June 30, 2020 increased by approximately $0.2 million, compared to the same period ended June 30, 2019, due to the interest earned on the December 2019 Lineal Note and Lineal Note No. 2 and the Secured Notes due from Viking.

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

Additionally, recent oil and gas price volatility as a result of geopolitical conditions and the global COVID-19 pandemic have already had, and are expected to continue to have, a negative impact on the Company’s financial position and results of operations. Negative impacts could include but are not limited to: the Company’s ability to sell its oil and gas production, reduction in the selling price of the Company’s oil and gas, failure of a counterparty to make required payments, possible disruption of production as a result of worker illness or mandated production shutdowns or ‘stay-at-home’ orders, and access to new capital and financing.

Our primary sources of cash for the three months ended June 30, 2019 were from funds generated from the sale of preferred stock, and the primary sources of cash for the three months ended June 30, 2030 were from funds generated from the sale of preferred stock. The primary uses of cash were funds used in operations and funds invested in connection with Viking’s Rule 506(c) convertible note offering, as described above under “Part I. Financial Information – Item 1. Financial Statements” – “Note 5 – Plan of Merger and Investment In Unconsolidated Entity”, and “Note 6 – Long-Term Notes Receivable”. As of June 30, 2020, the Company had working capital of approximately $0.5 million. The Company believes that it will not have sufficient liquidity to operate as a going concern for the next twelve months following the issuance of the financial statements included herein unless it can close the Viking Merger, which is the Company’s current plan, which Merger is anticipated to close in the third calendar quarter of 2020, and which required closing date is currently September 30, 2020, but can be extended until up to December 31, 2020, pursuant to certain conditions in the Merger Agreement.

Pursuant to the December 31, 2019 Redemption Agreement, we entered into a new unsecured promissory note in the amount of $1,539,719 with Lineal, evidencing the repayment of the prior July 2019 Lineal Note, together with additional amounts loaned by Camber to Lineal through December 31, 2019; and loaned Lineal an additional $800,000, which was evidenced by an unsecured promissory note in the amount of $800,000, entered into by Lineal in favor of the Company on December 31, 2019. The December 2019 Lineal Note and Lineal Note No. 2, accrue interest, payable quarterly in arrears, beginning on March 31, 2020 and continuing until December 31, 2021, when all interest and principal is due, at 8% and 10% per annum (18% upon the occurrence of an event of default), respectively. The December 2019 Lineal Note and Lineal Note No. 2 are unsecured. Such loans are described in greater detail above under “Part I. Financial Information – Item 1. Financial Statements” – “Note 1 – General”, “Note 6 – Long-Term Notes Receivable” and “Note 11 – Lineal Merger Agreement and Divestiture”.

On February 3, 2020, the Company and Discover entered into a Stock Purchase Agreement pursuant to which Discover purchased 525 shares of Series C Preferred Stock for $5 million, at a 5% original issue discount to the $10,000 face value of such preferred stock.

On February 3, 2020, we advanced the $5.0 million raised from the sale of Series C Preferred Stock to Discover to Viking, and Viking provided us, among other things, a $5 million, 10.5% Secured Promissory Note. On June 25, 2020, we advanced an additional $4.2 million to Viking in consideration for, among other things, an additional 10.5% Secured Promissory Note in the principal amount of $4.2 million. The Secured Notes accrue interest at the rate of 10.5% per annum, payable quarterly and are due and payable on February 3, 2022. The notes include standard events of default, including certain defaults relating to the trading status of Viking’s common stock and change of control transactions involving Viking. The Secured Notes can be prepaid at any time with prior notice as provided therein, and together with a pre-payment penalty equal to 10.5% of the original amount of the Secured Notes. The Secured Notes are secured by a security interest, pari passu with the other investors in Viking’s Secured Note offering (subject to certain pre-requisites) in Viking’s 70% ownership of Elysium and 100% of Ichor Energy Holdings, LLC. Additionally, pursuant to a separate Security and Pledge Agreement, Viking provided the Company a security interest in the membership, common stock and/or ownership interests of all of Viking’s existing and future, directly owned or majority owned subsidiaries, to secure the repayment of the Secured Notes. As additional consideration for providing the Secured Notes, Viking assigned us 30% of Elysium, which is fully or partially assignable back to Viking upon termination of the Merger, under certain circumstances as discussed in greater detail above under “Part I. Financial Information – Item 1. Financial Statements” – “Note 5 – Plan of Merger and Investment In Unconsolidated Entity”, and “Note 6 – Long-Term Notes Receivable”.

On June 22, 2020, the Company and Discover entered into a Stock Purchase Agreement pursuant to which Discover purchased 630 shares of Series C Preferred Stock for $6 million (of which $4.2 million of such funds were subsequently loaned to Viking as discussed above). In the event the Merger Agreement is terminated in specified circumstances, upon termination thereof, the Company is required to redeem the 630 shares of Series C Preferred Stock held by Discover at an aggregate price of $6,930,000, provided that if the Merger is terminated, Viking has agreed to pay the Company, a break-up fee equal to (i) 115.5% of the original principal amount of the Secured Notes, minus (ii) the amount due to the Company pursuant to the terms of the Secured Notes upon repayment thereof (the “Additional Payment”), which Additional Payment, if timely paid, should enable the Company to redeem the Series C Preferred Stock required to be redeemed upon termination of the Merger.

Plan of Operations

As described in greater detail above under “Part I. Financial Information – Item 1. Financial Statements” – “Note 5 – Plan of Merger and Investment In Unconsolidated Entity”, on February 3, 2020, the Company entered into a Merger Agreement with Viking, which contemplates Viking merging with and into a newly-formed wholly-owned subsidiary of the Company, with Viking surviving the Merger as a wholly-owned subsidiary of the Company. Moving forward, the Company plans to complete the Merger with Viking and then focus on growing through the development of Viking’s properties while also seeking new acquisitions to grow its oil and gas production and revenues through the combined entity. The Company anticipates raising additional financing to complete acquisitions following the closing of the Merger, which may through the sale of debt or equity. As described above, the Merger is subject to various closing conditions which may not be met pursuant to the contemplated timeline, if at all.

Separately, the price Camber receives for its oil heavily influences its revenue and cash flows, and the present value and quality of its reserves. Oil, NGL and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. The price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude rising from a low of $27 in February 2016 to a high of $76 in October 2018, then, in 2020, dropping below $20 per barrel due in part to reduced global demand stemming from the recent global COVID-19 outbreak, until more recently increasing back to above $40 a barrel. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, due to the COVID-19 outbreak, governmental responses thereto, decreased demand in connection therewith, or other factors will likely adversely affect Camber’s business, financial condition and liquidity and its ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy.

Working Capital

At June 30, 2020, the Company’s total current assets of $2.2 million were greater than its total current liabilities of approximately $1.7 million, resulting in working capital of $0.5 million, while at March 31, 2020, the Company’s total current assets of $1.1 million were less than its total current liabilities of approximately $2.0 million, resulting in a working capital deficit of $0.9 million. The increase from a working capital deficit of $0.9 million to positive working capital of $0.5 million is due to the sale of $6 million of Series C Preferred Stock in June 2020.

Cash Flows

	Year Ended June 30,
	2020	2019
Cash flows used in operating activities	$(751,241)	$(1,298,906)
Cash flows used in investing activities	(4,200,000)	(75,000)
Cash flows provided by financing activities	6,000,000	—
Net (decrease) increase in cash	$1,048,759	$(1,373,906)

Net cash used in operating activities was $0.8 million for the three months ended June 30, 2020, compared to $1.3 million for the same period a year ago. Net cash used in operating activities decreased mainly due to the reduction in G&A and operating costs during the three months ended June 30, 2020, offset by the increase in net loss.

Net cash used in investing activities was $4.2 million for the three months ended June 30, 2020, compared to $0.1 million for the same period a year ago. The increase in net cash used in investing activities was primarily due to the $4.2 loan made to Viking during the three months ended June 30, 2020, as discussed above.

Net cash provided by financing activities was $6.0 million for the three months ended June 30, 2020, and cash provided by financing activities was $0 for the three months ended June 30, 2019. The increase in net cash provided by financing activities was due to the sale of 630 shares of Series C Preferred Stock for $6 million in June 2020.

Financing

A summary of our financing transactions, funding agreements, lending transactions and other material funding transactions can be found under “Part I – Item 1. Financial Statements” — “Note 1 – General”, “Note 5 – Plan of Merger and Investment In Unconsolidated Entity”, “Note 6 – Long-Term Notes Receivable”, “Note 11 – Lineal Merger Agreement and Divestiture”, and “Note 13 – Stockholders’ Equity (Deficit)”.

Off-Balance Sheet Arrangements

Camber does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships, other than the Company’s 30% interest in Elysium which it held as of June 30, 2020 (25% as of March 31, 2020) as discussed herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We currently do not engage in commodity price hedging activities.

Commodity Price Risk

All of our revenues for the three months ended June 30, 2020 and 2019 were derived from the sale of our crude oil, natural gas and natural gas liquids production. Based on projected sales volumes for the remainder of our fiscal year, changes in the prices we receive for our crude oil, natural gas and natural gas liquids production could have a significant impact on our revenues.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures. The Company’s management, including the interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020, due to a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Camber is periodically named in legal actions arising from normal business activities. Camber evaluates the merits of these actions and, if it determines that an unfavorable outcome is probable and can be reasonably estimated, Camber will establish the necessary reserves. The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. except as described in “Part I. Financial Information – Item 1. Financial Statements” – “Note 9 – Commitments and Contingencies” – “Legal Proceedings”, of this Form 10-Q. We may become involved in material legal proceedings in the future.

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the Commission on June 29, 2020 (the “Form 10-K”) under the heading “Item 1A. Risk Factors”, except as provided and discussed below, and investors should review the risks provided below and in the Form 10-K prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended March 31, 2020, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

General Business and Other Risks

We currently have only limited oil and gas operations.

Our Hutchinson County, Texas leases which make up approximately 30% of our historical total producing properties, were transferred in July 2020 as part of the Settlement Agreement. Although prior to the settlement, we were in the process of performing workovers on the wells on the leases and had very limited production from the properties, our oil and gas revenues, results of operations and prospects may be materially adversely affected as a result of such transfer. Notwithstanding the above, we believe that our current non-operated properties will be immaterial to the combined company following the merger and following the merger the combined company’s management will determine what course to take regarding such combined company assets, including our non-operated properties.

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

Pursuant to a December 31, 2019 Redemption Agreement entered into between us and the prior owners of Lineal, we entered into a new unsecured promissory note in the amount of $1,539,719 with Lineal, evidencing the outstanding amount of a prior July 2019 promissory note, together with additional amounts loaned by us to Lineal through December 31, 2019 (the “December 2019 Lineal Note”); and loaned Lineal an additional $800,000, which was evidenced by an unsecured promissory note in the amount of $800,000, entered into by Lineal in favor of us on December 31, 2019 (“Lineal Note No. 2”). The December 2019 Lineal Note and Lineal Note No. 2, accrue interest, payable quarterly in arrears, beginning on March 31, 2020 and continuing until December 31, 2021, when all interest and principal is due, at 8% and 10% per annum (18% upon the occurrence of an event of default), respectively. The December 2019 Lineal Note and Lineal Note No. 2 are unsecured.

On February 3, 2020 and June 25, 2020, we advanced $5 million and $4.2 million, respectively, to Viking and Viking provided us, among other things, the Secured Notes. The Secured Notes accrue interest at the rate of 10.5% per annum, payable quarterly and are due and payable on February 3, 2022. The notes include standard events of default, including certain defaults relating to the trading status of Viking’s common stock and change of control transactions involving Viking. The Secured Notes can be prepaid at any time with prior notice as provided therein, and together with a pre-payment penalty equal to 10.5% of the original amount of the Secured Notes. The Secured Notes are secured by a security interest, pari passu with the other investors in Viking’s Secured Note offering (subject to certain pre-requisites) in Viking’s 70% ownership of Elysium and 100% of Ichor Energy Holdings, LLC. Additionally, pursuant to a separate Security and Pledge Agreement, Viking provided us a security interest in the membership, common stock and/or ownership interests of all of Viking’s existing and future, directly owned or majority owned subsidiaries, to secure the repayment of the Secured Notes. The Secured Notes will be forgiven upon the closing of the Merger.

In the event the Lineal notes or the Secured Notes are not paid when due and/or the interest thereon is not timely paid, we may have to take legal action to enforce the repayment of such notes. Furthermore, Lineal and/or Viking may not have sufficient cash to repay such notes when due, including, but not limited to interest due thereon. The Lineal notes are unsecured and as such, secured credits of Lineal may have priority rights to Lineal’s assets in connection with any liquidation or bankruptcy. Although the Secured Notes are secured by Viking, such security interest may not be sufficient to repay the notes and other creditors may have priority rights to such collateral. In the event the notes payable to us are not timely paid and/or not paid in full, it could have a material adverse effect on our cash flows and our ability to pay our debts as they become due. Any failure by Viking or Lineal to timely repay their debt obligations to us could cause the value of our securities to decline in value or become worthless.

We currently have limited production and revenues from our non-operated properties.

Our interest in non-operated properties are producing limited revenues. As such, we do not anticipate generating any significant revenues until the closing date of the Merger, and will need to rely on cash on hand, funds which we can raise through the sale of equity (including shares of Series C Preferred Stock) and other borrowings to support our operations, pay operational expenses, and funds due in connection the preparation and negotiation of the merger documents and related filing documents, and our filings with the SEC. Such funds may not be available on favorable terms if at all. In the event that we run out of available funds prior to the date of the Merger, we may be forced to abandon the Merger and/or our filings with the SEC, and may be forced to seek bankruptcy protection.

Declines in oil and, to a lesser extent, NGL and natural gas prices, have in the past, and will continue in the future to, adversely affect our business, financial condition and results of operations may adversely affect our ability to meet our capital obligations or targets and financial commitments.

The price we receive for oil, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of reserves, the nature and scale of our operations and future rate of growth. Oil, NGL and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. In general, our financial results are more sensitive to movements in oil prices. The price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude rising from a low of $27 in February 2016 to a high of $76 in October 2018, then, in 2020, dropping below $20 per barrel due in part to reduced global demand stemming from the recent global COVID-19 outbreak, provided that pricing has since increased to over $40 per barrel prior to the filing of this Report. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity and our ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy, which would have a material adverse effect on our stock price and indebtedness. Additionally, lower oil and natural gas prices have, and may, in the future, cause a decline in our stock price. During the calendar year ended December 31, 2019, the daily NYMEX WTI oil spot price ranged from a high of $66.24 per Bbl to a low of $46.31 per Bbl and the NYMEX natural gas Henry Hub spot price ranged from a high of $4.25 per MMBtu to a low of $1.75 per MMBtu. During the calendar six months ended June 30, 2020, the daily NYMEX WTI oil spot price ranged from a high of $63.27 per Bbl to a low of $(37.63) per Bbl in April 2020 and the NYMEX natural gas Henry Hub spot price ranged from a high of $2.03 per MMBtu to a low of $1.42 per MMBtu.

Risks Relating to the Merger

Because the Exchange Ratio in the Merger will be set based on a number of factors immediately prior to closing the Merger that cannot be determined now, Camber stockholders cannot be certain how many shares of Camber common stock will be issued to the Viking stockholders, in the merger.

At the Effective Time of the Merger, each share of Viking common stock issued and outstanding immediately prior to the Effective Time (other than Viking shares owned by Camber and Viking) will be converted into the right to receive the pro rata share of an adjustable percentage (initially 80% prior to adjustment) of Camber’s post-effective time capitalization (Camber’s 20% share is referred to as the “Camber Percentage”), taking into account the number of shares of common stock of Camber outstanding on a fully-diluted basis, but without taking into account any shares of common stock which the holder of Camber’s Series C Preferred Stock can receive upon conversion of the Series C Preferred Stock (which are currently convertible into approximately 75,699,471 shares of common stock, subject to adjustment as provided in the designation of such Series C Preferred Stock). Holders of Viking common stock will have any fractional shares of Camber common stock after the Merger rounded up to the nearest whole share.

The Camber Percentage is subject to adjustment as provided in the Merger Agreement, provided that the Camber Percentage will not be decreased to lower than 15% or increased to more than 25%. As a result of the above, the specific Camber Percentage, and therefore the number of shares of Camber common stock issuable in the Merger, will not be known at the time of the vote to approve such Merger, provided that we anticipate such Merger resulting in substantial dilution to existing shareholders and resulting in a change of control of the Company.

The termination of the Merger Agreement could negatively impact us.

In the event the Merger Agreement is terminated, our business may be adversely impacted by our failure to pursue other beneficial opportunities due to the focus of management on the Merger, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and our Board of Directors seeks another merger or business combination, stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration provided for by the Merger. If the merger agreement is terminated under certain circumstances, we may be required to transfer Viking back the 30% interest in Elysium and will be required to redeem 630 shares of Series C Preferred Stock held by Discover at a price of $6,930,000. Although Viking has agreed to repay the Secured Notes upon the termination of the Merger Agreement and to pay us an additional amount as a break-up fee upon termination of the Merger, which if paid will be sufficient for us to pay the amount it owes to Discover in connection with the redemption of 630 shares of Series C Preferred Stock ($6,930,000), Viking may be unable to pay such amounts when due and we may be unable to pay any difference in amounts owed. If we are unable to timely pay Discover amounts due in connection with the required redemption of the Series C Preferred Stock it could have a material adverse effect on our cash flows, operations, and our ability to continue as a going concern, all of which could cause the value of our common stock to decline in value or become worthless.

In the event the Merger closes, it will cause immediate and substantial dilution to existing stockholders and a change of control of the Company.

Upon the terms and subject to the conditions set forth in the merger agreement, at the Effective Time of the Merger, each share of common stock of Viking issued and outstanding immediately prior to the Effective Time will convert into the right to receive a pro rata share of 80% of our post-effective time capitalization in the Merger, taking into account the number of shares of common stock we have outstanding on a fully-diluted basis and without taking into account any shares of common stock which the holder of our Series C Preferred Stock can receive upon conversion of the Series C Preferred Stock, subject to certain adjustment mechanisms discussed in the Merger Agreement. As such, in the event the contemplated merger closes, the issuance of the common stock consideration to Viking stockholders will result in immediate and substantial dilution to the interests of our then stockholders and result in a change of control of the Company.

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

●          the merger agreement places certain restrictions on the conduct of our business prior to the completion of the merger or the termination of the Merger Agreement. Such restrictions, the waiver of which is subject to the consent of Viking, may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger; and

●          matters relating to the Merger (including integration planning) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to Camber as an independent company.

Risks Relating to the Series C Preferred Stock

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

Discover holds an approximately $79.4 million liquidation preference in the Company.

Each share of Series C Preferred Stock held by Discover includes a liquidation preference, payable to Discover upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company, prior to any distribution or payment made to the holders of preferred stock or common stock, by reason of their ownership thereof equal to $10,000, plus an amount equal to any accrued but unpaid dividends thereon. Because the dividends currently require that interest be paid on the Face Value of 24.95% per annum, for the entire seven year term of the Series C Preferred Stock (even if payable sooner than seven years after the issuance date), the total liquidation value required to be paid to Discover upon a liquidation, dissolution or winding up of the Company is approximately $79.4 million as of the date of this report. As referenced above, this liquidation preference would be payable prior to any amount being distributed the holders of our common stock. Because our net assets total significantly less than $79.4 million, it is likely that our common stockholders would not receive any amount in the event the Company was liquidated, dissolved or wound up, and that Discover would instead receive the entire amount of available funds after liquidation.

The Shares of Series C Preferred Stock sold pursuant to the June 2020 Purchase Agreement include the obligation for us to redeem such shares under certain circumstances.

We agreed pursuant to the June 2020 Purchase Agreement that if the Merger does not close by the required date approved by the parties thereto (as such may be extended from time to time), which date is currently September 30, 2020, but which may be extended until December 31, 2020, in the event that we have not fully resolved SEC comments on the Form S-4 relating to the Merger or other SEC filings related to the Merger, and we are responding to such comments in a reasonable fashion, subject to certain exceptions, and, we are required, at Discover’s option in its sole and absolute discretion, to immediately repurchase from Discover all then outstanding Series C Preferred Stock shares acquired by Discover pursuant to the June 2020 Purchase Agreement, by paying to Discover 110% of the aggregate face value of all such shares ($6,930,000). Viking also agreed pursuant to the Merger Agreement to pay a break-up fee upon termination of the Merger Agreement, which if paid, would allow us to pay Discover the amount we would owe in connection with the required redemption of the 630 shares of Series C Preferred Stock ($6,930,000). The required redemption of the Series C Preferred Stock, if legally authorized under Nevada law, could reduce the amount of cash we have available for working capital and could require Camber to raise additional funding in the future, which funding may not be available on favorable terms, if at all.

Because the conversion discounts related to the conversion premiums payable in connection with the Series C Preferred Stock are fixed, and not based on percentages, the percentage of such discounts increase as our stock price declines.

The conversion rate of such premiums and dividends payable on the Series C Preferred Stock equals 95% of the average of the lowest 5 individual daily volume weighted average prices during the applicable Measuring Period, not to exceed 100% of the lowest sales prices on the last day of the Measuring Period (the “Non-Triggering Event Percentage Discounted VWAP”), less $0.05 per share of common stock, unless a triggering event (described in the Series C Preferred Stock Designation) has occurred, in which case the conversion rate equals 85% of the lowest daily volume weighted average price during the Measuring Period (the “Triggering Event Percentage Discounted VWAP” and together with the Non-Triggering Event Percentage Discounted VWAP, as applicable, the “Percentage Discounted VWAP”), less $0.10 per share of common stock, not to exceed 85% of the lowest sales prices on the last day of such Measuring Period, less $0.10 per share. Because the $0.05 and $0.10 discounts (the “Fixed Conversion Discounts”) which apply to the already discounted Percentage Discounted VWAPs are fixed, the percentage of such discounts increase as the value of its common stock decreases. For example, see the table below:

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

The effects of the Fixed Conversion Discounts will be further exacerbated in the event of a reverse stock split of Camber’s outstanding common stock. For example, if in the future Camber completes a 1-for-25 reverse stock split of Camber’s outstanding shares of common stock, the $0.05/$0.10 Fixed Conversion Discounts will be automatically adjusted to equal a fixed conversion discount to the Percentage Discounted VWAP of $1.25/$2.50 per share, which will likely result in a conversion price significantly below such values, and any decrease in the Percentage Discounted VWAP below $1.25/$2.50 per share, will result in a conversion price of the Series C Preferred Stock of $0.001 per share, which will cause substantial dilution to existing shareholders upon conversion of such preferred stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no sales of unregistered securities during the year ended March 31, 2020 and from the period from April 1, 2020 to the filing date of this report, which have not previously been disclosed in our Annual Report on Form 10-K or in a Current Report on Form 8-K, except as set forth below:

Since April 1, 2020, and through August 13, 2020, (a) Discover converted 59 shares of Series C Preferred Stock into 1,544,354 shares of common stock, which shares have been fully issued to date, and which conversions of 59 shares of Series C Preferred Stock occurred on August 5, 2020 (30 Series C Preferred Stock shares) and August 12, 2020 (29 Series C Preferred Stock shares), and (b) Discover was issued an additional 4,974,192 shares of common stock in connection with the conversion of shares of Series C Preferred into common stock during the quarter ended June 30, 2020, which shares were previously held in abeyance, subject to Discover’s 9.99% ownership limitation set forth in the designation of the Series C Preferred Stock.

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

As of August 10, 2020, the 2,892 outstanding shares of Series C Preferred Stock can convert, pursuant to their terms, into 75,699,471 shares of our common stock, which number includes 177,969 shares of common stock convertible upon conversion of all of the outstanding shares of outstanding Series C Preferred Stock at a conversion price of $162.50 per share (based on the $10,000 face amount of the Series C Preferred Stock) and approximately 75,521,502 shares of common stock for premium shares due thereunder (based on the current dividend rate of 24.95% per annum), and a conversion price of $0.6688 per share (the last conversion price provided in a conversion notice provided by Discover), which may be greater than or less than the conversion price that currently applies to the conversion of the Series C Preferred Stock pursuant to the terms of the Designation, which number of premium shares may increase significantly from time to time as the trading price of our common stock decreases, upon the occurrence of any trigger event under the Designation of the Series C Preferred Stock and upon the occurrence of certain other events, as described in greater detail in the Designation of the Series C Preferred Stock. The lowest possible conversion price of the Series C Preferred Stock is $0.001 per share. If converted in full at the lowest possible conversion price, the Series C Preferred Stock would convert into a maximum of 50,508,957,969 shares of common stock.

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

CAMBER ENERGY, INC.
(Registrant)

/s/ Louis G. Schott
Louis G. Schott
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2020

/s/ Robert Schleizer
Robert Schleizer
Chief Financial Officer
(Principal Financial/Accounting Officer)

Date: August 14, 2020

EXHIBIT INDEX

Exhibit No.	Description
2.1#	Agreement and Plan of Merger by and Between Viking Energy Group, Inc., and Camber Energy, Inc. dated as of February 3, 2020 (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)
2.2	First Amendment to Agreement and Plan of Merger, dated as of May 27, 2020, by and between Viking Energy, Inc. and Camber Energy, Inc. (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on June 1, 2020 and incorporated herein by reference) (File No. 001-32508)
2.3	Second Amendment to Agreement and Plan of Merger, dated as of June 16, 2020, by and between Viking Energy, Inc. and Camber Energy, Inc. (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K, filed with the Commission on June 16, 2020 and incorporated herein by reference) (File No. 001-32508)
2.4	Third Amendment to Agreement and Plan of Merger, dated as of June 25, 2020, by and between Viking Energy, Inc. and Camber Energy, Inc. (Filed as Exhibit 2.4 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020 and incorporated herein by reference) (File No. 001-32508)
3.1	Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006, and incorporated herein by reference)(File No. 000-51414)
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Information Statement on Schedule 14C filed with the SEC on June 1, 2006) (File No. 000-51414)
3.3	Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Information Statement on Schedule 14C filed with the SEC on February 20, 2007)(File No. 000-51414)
3.4	Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on March 11, 2010) (File No. 001-32508)
3.5	Certificate of Amendment to Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on January 11, 2011, and incorporated herein by reference)(File No. 001-32508)
3.6	Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 2, 2015, and incorporated herein by reference)(File No. 001-32508)
3.7	Certificate of Amendment to the Articles of Incorporation, amending the Company’s name to “Camber Energy, Inc.”, filed with the Secretary of State of Nevada on January 3, 2017 (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2017, and incorporated herein by reference)(File No. 001-32508)
3.8	Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of our authorized shares of common stock from 200,000,000 to 500,000,000, as filed with the Secretary of State of Nevada on January 10, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on January 12, 2018 and incorporated herein by reference) (File No. 001-32508)
3.9	Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on March 1, 2018, and effective March 5, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on March 2, 2018 and incorporated herein by reference) (File No. 001-32508)
3.10	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Camber Energy, Inc. with the Secretary of State of the State of Nevada on December 20, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on December 26, 2018 and incorporated herein by reference)(File No. 001-32508)
3.11	Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of our authorized shares of common stock from 20,000,000 to 250,000,000, as filed with the Secretary of State of Nevada on April 10, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 11, 2019, and incorporated herein by reference)(File No. 001-32508)

3.12	Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on July 3, 2019, and effective July 8, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 8, 2019 and incorporated herein by reference) (File No. 001-32508)
3.13	Camber Energy, Inc. Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 8, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)
3.14	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Limited Liability Company, filed with the Secretary of State of Delaware on July 10, 2019, and effective July 9, 2019, merging Camber Energy Merger Sub 2, Inc. into Lineal Star Holdings LLC (Filed as Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2019 and incorporated herein by reference) (File No. 001-32508)
3.15	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, filed by Camber Energy, Inc. with the Secretary of State of Nevada on October 25, 2019 and effective on October 29, 2019 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 29, 2019 and incorporated herein by reference) (File No. 001-32508)
3.16	Certificate of Amendment to Articles of Incorporation (Increase in Authorized Common Stock to 25 Million Shares) filed with the Nevada Secretary of State on April 16, 2020, and effective April 16, 2020
3.17	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)
3.18	Certificate of Withdrawal of Certificate of Designation of Series B Redeemable Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)
3.19	Certificate of Withdrawal of Certificate of Designation of Series D Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)
3.20	Certificate of Withdrawal of Certificate of Designation of Series E Redeemable Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.4 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)
3.21	Certificate of Withdrawal of Certificate of Designation of Series F Redeemable Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.5 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)
3.22	Amended and Restated Bylaws (effective March 29, 2016) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)
10.1	$1,539,719 Promissory Note effective December 31, 2019, evidencing amounts owed by Lineal Star Holdings, LLC to Camber Energy, Inc. (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on January 3, 2020 and incorporated herein by reference) (File No. 001-32508)
10.2	$800,000 Promissory Note No. 2 effective December 31, 2019, evidencing amounts owed by Lineal Star Holdings, LLC to Camber Energy, Inc. (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on January 3, 2020 and incorporated herein by reference) (File No. 001-32508)

10.3+	Form of Stock Purchase Agreement relating to the purchase of $5 million in shares of Series C Redeemable Convertible Preferred Stock dated February 3, 2020 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)
10.4	Form of Waivers and Amendments to Stock Purchase Agreements dated February 3, 2020, by and between Camber Energy, Inc. and the Investor Named Therein (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)
10.5+	Securities Purchase Agreement dated as of February 3, 2020 by and Between Camber Energy, Inc. (Purchaser) and Viking Energy Group, Inc. (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)
10.6	$5,000,000 10.5% Secured Promissory Note Issued by Viking Energy Group, Inc. to Camber Energy, Inc. Dated February 3, 3020 (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)
10.7	Security and Pledge Agreement, dated as of February 3, 2020 by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)
10.8	Security and Pledge Agreement, dated as of February 3, 2020 by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.6 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)
10.9	Assignment of Membership Interests by Viking Energy Group, Inc. in favor of Camber Energy, Inc. dated February 3, 2020 (Filed as Exhibit 10.7 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)
10.10	Compromise Settlement Agreement executed January 31, 2020 between PetroGlobe Energy Holdings, LLC, Signal Drilling, LLC, Petrolia Oil, LLC, Prairie Gas Company of Oklahoma, LLC, Canadian River Trading Company, LLC, and Camber Energy, Inc. (Filed as Exhibit 10.8 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)
10.11	February 15, 2020 Letter Agreement with Sylva International LLC dba SylvaCap Media (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 13, 2020 and incorporated herein by reference) (File No. 001-32508)
10.12	Form of Stock Purchase Agreement relating to the purchase of $6 million in shares of Series C Redeemable Convertible Preferred Stock dated June 22, 2020 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on June 23, 2020 and incorporated herein by reference) (File No. 001-32508)
10.13	Form of Amendment to Stock Purchase Agreements dated June 22, 2020, by and between Camber Energy, Inc. and the Investor Named Therein (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on June 23, 2020 and incorporated herein by reference) (File No. 001-32508)
10.14+	Securities Purchase Agreement dated as of June 25, 2020 by and Between Camber Energy, Inc. (Purchaser) and Viking Energy Group, Inc. (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020 and incorporated herein by reference) (File No. 001-32508)
10.15	$5,000,000 10.5% Secured Promissory Note Issued by Viking Energy Group, Inc. to Camber Energy, Inc. Dated June 25, 2020 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020 and incorporated herein by reference) (File No. 001-32508)
10.16	Security and Pledge Agreement, dated as of June 25, 2020 by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020 and incorporated herein by reference) (File No. 001-32508)

10.17	Amended and Restated Security and Pledge Agreement, dated as of June 25, 2020 by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020 and incorporated herein by reference) (File No. 001-32508)
10.18	Assignment of Membership Interests by Viking Energy Group, Inc. in favor of Camber Energy, Inc. dated June 25, 2020 (Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020 and incorporated herein by reference) (File No. 001-32508)
31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer
31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer
32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer
32.2**	Section 906 Certification of Periodic Report of Principal Financial Officer
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Schema Document.
*101.CAL	XBRL Calculation Linkbase Document.
*101.LAB	XBRL Label Linkbase Document.
*101.PRE	XBRL Presentation Linkbase Document.
*101.DEF	XBRL Definition Linkbase Document.

* Exhibits filed herewith.

** Exhibits furnished herewith.

*** Management contract or compensatory plan.

+ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) and/or Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Commission upon request; provided