Form 10-Q
period 2020-09-30
CAMBER ENERGY, INC.
filed 2020-12-18
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	25,000,000 (as of December 17, 2020)

CAMBER ENERGY, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAMBER ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	March 31, 2020
ASSETS
Current Assets
Cash	$1,112,965	$656,615
Accounts Receivable, Net of Allowance	145,362	255,363
Other Current Assets	220,682	220,682
Total Current Assets	1,479,009	1,132,660

Property and Equipment
Oil and Gas Properties - Subject to Amortization	50,413,792	50,443,883
Oil and Gas Properties - Not Subject to Amortization	28,016,989	28,016,989
Other Property and Equipment	1,570	1,570
Total Property and Equipment	78,432,351	78,462,442
Accumulated Depletion, Depreciation, Amortization and Impairment	(78,356,957)	(78,351,825)
Total Property and Equipment, Net	75,394	110,617
Equity Method Investment – Elysium Energy, LLC	—	957,169
Notes Receivable	10,241,048	7,339,719
Other Assets	—	155,053
Total Assets	$11,795,451	$9,695,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,455,898	$1,474,221
Common Stock Payable	—	173,000
Accrued Expenses	107,621	348,460
Current Asset Retirement Obligation	25,766	30,227
Current Income Taxes Payable	3,000	3,000
Total Current Liabilities	1,592,285	2,028,908

Asset Retirement Obligation	20,017	41,523
Total Liabilities	1,612,302	2,070,431

Commitments and Contingencies (see Note 9)
Temporary Equity
Preferred Stock Series C, 630 and 525 Issued and Outstanding Respectively, Liquidation Preference of $6,300,000 and $5,250,000, respectively	6,000,000	5,000,000

Stockholders’ Equity
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par Value, -0- Shares issued and Outstanding	—	—
Preferred Stock Series B, 600,000 Shares Authorized of $0.001 Par Value, 0 and 0 Shares issued and Outstanding, respectively	—	—
Preferred Stock Series C, 5,000 Shares Authorized of $0.001 Par Value, 2,063 and 2,294 Shares issued and Outstanding, Liquidation Preference of $56,660,295	2	2
Common Stock, 25,000,000 shares Authorized of $0.001 Par Value, 25,000,000 and 5,000,000 Shares Issued and Outstanding, respectively	25,000	5,000
Additional Paid-in Capital	146,673,154	144,815,627
Stock Dividends Distributable	19,210,901	15,878,926
Accumulated Deficit	(161,725,908)	(158,074,768)
Total Stockholders’ Equity	4,183,149	2,624,787
Total Liabilities and Stockholders’ Equity	$11,795,451	$9,695,218

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues
Crude Oil	$45,846	$66,786	$67,635	$160,485
Natural Gas	4,643	12,343	8,807	19,547
Natural Gas Liquids	6,969	13,624	14,705	34,072
Total Revenues	57,458	92,753	91,147	214,104

Operating Expenses
Lease Operating Expenses	27,222	188,483	96,513	312,040
Severance and Property Taxes	2,126	4,031	3,475	6,605
Depreciation, Depletion, Amortization, and Accretion	2,837	3,592	5,132	7,834
General and Administrative	852,915	940,483	1,539,578	2,272,474
Total Operating Expenses	885,100	1,136,589	1,644,698	2,598,953
Operating Loss	(827,642)	(1,043,846)	(1,553,551)	(2,384,849)

Other Expense (Income)
Interest Expense	—	4,174	—	5,021
Loss from Unconsolidated Entity	1,056,766	—	2,140,121	—
Other Expense (Income), Net	172,100	(9,278)	(42,532)	(63,540)
Total Other Expenses	1,228,866	(5,104)	2,097,589	(58,519)

Net Loss Before Discontinued Operations	(2,056,508)	(1,038,732)	(3,651,140)	(2,326,330)
Income from Discontinued Operations	—	761,768	—	761,768
Net Loss	$(2,056,508)	$(276,964)	$(3,651,140)	$(1,564,562)

Net Loss Per Common Share
Basic
Continuing Operations	$(0.19)	$(5.94)	$(0.51)	$(23.51)
Discontinued Operations	—	1.54	—	2.94
Total	$(0.19)	$(4.40)	$(0.51)	$(20.57)
Diluted
Continuing Operations	$(0.19)	$(5.94)	$(0.51)	$(23.51)
Discontinued Operations	—	1.54	—	2.94
Total	$(0.19)	$(4.40)	$(0.51)	$(20.57)

Weighted Average Number of Common Shares Outstanding
Basic	19,815,872	493,300	13,705,461	259,432
Diluted	19,815,872	493,300	13,705,461	259,432

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Series C Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Stock Divided Distributable	Accumulated Deficit	Total Stockholders’ (Deficit) Equity

Balances, March 31, 2019	—	$—	—	$—	—	$—	44,000	$44	2,305	$2	13,441	$13	$152,251,623	$8,141,843	$(154,218,469)	$ 6,175,056
Common Shares issued for:
Conversion of Series B Preferred Stock	—	—	—	—	—	—	(44,000)	(44)	—	—	—	—	44	—	—	—
Payment of Series B Dividend	—	—	—	—	—	—	—	—	—	—	—	—	3	(3)	—	—
Conversion of Debenture - Abeyance	—	—	—	—	—	—	—	—	—	—	25,008	25	(25)	—	—	—
Payment for Consulting Fees	—	—	—	—	—	—	—	—	—	—	600	1	303,339	—	—	303,340
Rounding Adjustment for Split	—	—	—	—	—	—	—	—	—	—	4	—	—	—	—	—
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	—	—	—	—	(1,878,055)	1,878,055	—	—
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,287,598)	(1,287,598)
Balances, June 30, 2019	—	—	—	—	—	—	—	—	2,305	2	39,053	39	150,676,929	10,019,895	(155,506,067)	5,190,798
Common Shares issued for:
Conversion of Series C Preferred Stock	—	—	—	—	—	—	—	—	(3)	—	1,004,450	1,005	(1,005)	—	—	—
Conversion of Debenture - Abeyance	—	—	—	—	—	—	—	—	—	—	4,605	4	(4)	—	—	—
Payment for Consulting Fees	—	—	—	—	—	—	—	—	—	—	80	—	27,690	—	—	27,690
Rounding Adjustment for Reverse Stock Split	—	—	—	—	—	—	—	—	—	—	884	1	(1)	—	—	—
Cash Paid for Settlement of series B Preferred Stock Warrants	—	—	—	—	—	—	—	—	—	—	—	—	(25,000)	—	—	(25,000)
Issuance of Series E and F Preferred Stock	—	—	1,000,000	18,701,000	16,750	1,417,000	—	—	—	—	—	—	—	—	—	—
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	—	—	—	—	(1,893,886)	1,893,886	—	—
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(276,964)	(276,964)
Balances, September 30, 2019	—	$—	1,000,000	$18,701,000	16,750	$1,417,000	—	$—	2,302	$2	1,048,532	$1,049	$148,784,723	$11,913,781	$155,783,031	$ 4,916,524

Balances, March 31, 2020	525	$5,000,000	—	$—	—	$—	—	$—	2,294	$2	5,000,000	$5,000	$144,815,627	$15,878,926	$(158,074,768)	$ 2,624,787
Common Shares issued for:
Conversion of Series C Preferred Stock	—	—	—	—	—	—	—	—	(498)	—	8,059,016	8,059	(8,059)	—	—	—
Payment of Consulting Fees	—	—	—	—	—	—	—	—	—	—	101,514	102	172,898	—	—	173,000
Issuance of Series C Preferred Stock	630	6,000,000	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of Series C Preferred Stock	(525)	(5,000,000)	—	—	—	—	—	—	525	—	—	—	5,000,000	—	—	5,000,000
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	—	—	—	—	(1,680,756)	1,680,756	—	—
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,594,632)	(1,594,632)
Balances, June 30, 2020	630	6,000,000	—	—	—	—	—	—	2,321	2	13,160,530	13,161	148,299,710	17,559,682	(159,669,400)	6,203,155
Common Shares issued for:
Conversion of Series C Preferred Stock	—	—	—	—	—	—	—	—	(258)		11,764,470	11,764	(11,764)	—	—	—
Payment of Consulting Fees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of Series C Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock Dividends to be Issued	—	—	—	—	—	—	—	—	—	—			(1,651,219)	1,651,219	—	—
Payment of Consulting Fees	—	—	—	—	—	—	—	—	—	—	75,000	75	36,427	—	—	36,502
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,056,508)	(2,056,508)
Balances, September 30, 2020	630	$6,000,000	—	$—	—	$—	—	$—	2,063	$2	25,000,000	$25,000	$146,673,154	$19,210,901	$(161,725,908)	$ 4,183,149

The accompanying notes are an integral part of these consolidated financial statements.

 CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net Loss	$(3,651,140)	$(1,564,562)
Net Income from Discontinued Operations	—	761,768
Net Loss from Continuing Operations	(3,651,140)	(2,326,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, Depletion, Amortization, and Accretion	5,132	7,834
Bad debt Expense	170,660	17,694
Share-Based Compensation	36,502	29,425
Loss from Equity Method Investment	2,140,121	—
Change in Fair Value of Derivative Liability	—	(5)
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	55,060	(7,213)
Other Current Assets	155,053	234,145
Accounts Payable and Accrued Expenses	(255,038)	(409,683)
Net Cash Used in Operating Activities from Continuing Operations	(1,343,650)	(2,454,133)
Net Cash Used in Operating Activities from Discontinued Operations	—	(383,770)
Net Cash Used in Operating Activities	(1,343,650)	(2,837,903)

Investing Cash Flows
Cash Paid for Subsidiary	—	(1,050,000)
Cash Paid for Issuance of Notes Receivable	(4,200,000)	—
Cash Received for Deposits	—	(31,534)
Net Cash Used in Investing Activities from Continuing Operations	(4,200,000)	(1,081,534)
Net Cash Used in Investing Activities from Discontinued Operations	—	(70,440)
Net Cash Used in Investing Activities	(4,200,000)	(1,151,974)

Financing Cash Flows
Cash Paid for Settlement of Series B Preferred Stock Warrants	—	(25,000)
Proceeds from Issuance of Series C Preferred Stock	6,000,000	—
Net Cash Provided by (Used in) Financing Activities from Continuing Operations	6,000,000	(25,000)
Net Cash Provided by Financing Activities from Discontinued Operations	—	454,210
Net Cash Provided by Financing Activities	6,000,000	429,210

Increase (Decrease) in Cash	456,350	(3,560,667)
Cash at Beginning of the Period	656,615	7,778,723
Cash at End of the Period	$1,112,965	$4,218,056

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 1 – GENERAL

Camber Energy, Inc. (“Camber” or the “Company”) is an independent oil and natural gas company engaged in the acquisition, development, and sale of crude oil, natural gas, and natural gas liquids from various known productive geological formations in Louisiana and Texas. Additionally, from the July 8, 2019 acquisition of Lineal Star Holdings, LLC (“Lineal”), until the divestiture of Lineal effective on December 31, 2019, each as discussed below, the Company, through Lineal, was involved in the oil and gas services industry.

On July 8, 2019, the Company acquired Lineal pursuant to the terms of an Agreement and Plan of Merger dated as of the same date (the “Lineal Plan of Merger” and the merger contemplated therein, the “Lineal Merger” or the “Lineal Acquisition”), by and between Lineal, Camber, Camber Energy Merger Sub 2, Inc., Camber’s wholly-owned subsidiary, and the Members of Lineal (the “Lineal Members”). Lineal is a specialty construction and oil and gas services enterprise providing services to the energy industry. Pursuant to the Lineal Plan of Merger, Camber acquired 100% of the ownership of Lineal from the Lineal Members in consideration for newly issued shares of Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”) and Series F Redeemable Preferred Stock (“Series F Preferred Stock”). See also “Note 11 – Lineal Merger Agreement and Divestiture”. On October 8, 2019, Lineal acquired an 80% interest in Evercon Energy LLC (“Evercon”). The acquisition required Lineal to assume certain liabilities and provide working capital for six months in the amount of $50,000 per month to Evercon. As part of the Lineal Divestiture, described below, Evercon was divested effective December 31, 2019.

On December 31, 2019, the Company entered into a Preferred Stock Redemption Agreement (the “Redemption Agreement”) by and between the Company and the prior owners of Lineal, whereby the Company redeemed the Company’s Series E and F Preferred Stock (the holders of such preferred stock, collectively, the “Preferred Holders”) issued in connection with the Lineal Merger. Pursuant to the Redemption Agreement, effective as of December 31, 2019, ownership of 100% of Lineal was transferred back to the Preferred Holders, and, all of the Series E Preferred Stock and Series F Preferred Stock of the Company outstanding were canceled through the redemption (the “Lineal Divestiture”). See also “Note 11 – Lineal Merger Agreement and Divestiture”.

Prior to the acquisition of Lineal, the Company sold a significant portion of its oil and gas production assets in Oklahoma to N&B Energy, LLC (“N&B Energy”) effective August 1, 2018. As part of the sale of its assets to N&B Energy, the Company also retained a 12.5% production payment (effective until a total of $2.5 million has been received) and a 3% overriding royalty interest, in its then existing Okfuskee County, Oklahoma assets; and an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignments of Overriding Royalty Interests. No payments were received in regard to any of the retained items noted above through September 30, 2020, and the filing date of these financial statements.

Camber retained its assets in Glasscock County and operated wells in Hutchinson County, Texas following the N&B Energy transaction until completion of the Settlement Agreement discussed below.

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

On February 3, 2020, the Company entered into an Agreement and Plan of Merger with Viking Energy Group, Inc. (“Viking”), which was amended and restated by an Amended and Restated Agreement and Plan of Merger entered into with Viking on August 31, 2020 (as amended to date, the “Merger Agreement”, and the merger contemplated therein, the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each share of common stock of Viking (the “Viking Common Stock”)  issued and outstanding, other than certain shares owned by the Company, Viking and the subsidiary of the Company formed as part of the Merger (“Merger Sub”), will be converted into the right to receive the pro rata share (when including the Viking preferred stock conversion rights (defined below)) of 80% of the Company’s post-closing (excluding shares issuable upon conversion of the Series C Preferred Stock of the Company)(the “exchange ratio”); and (b) each share of Viking preferred stock outstanding immediately prior to the effective time will be converted into one share of Camber Series A Preferred Stock, which preferred stock will have the right to vote, and convert into, that number of shares of Camber common stock that its holder would have received in the Merger, had such holder fully converted the Viking preferred stock into Viking common stock immediately prior to the Effective Time (the “Viking preferred stock conversion rights”).

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

On March 1, 2018, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect a 1-for-25 reverse stock split of all outstanding common stock shares of the Company. The reverse stock split was effective on March 5, 2018. The effect of the reverse stock split was to combine every 25 shares of outstanding common stock into one new share, with no change in authorized shares or par value per share. On December 20, 2018, the Company filed a Certificate of Change with the Secretary of State of Nevada to effect another 1-for-25 reverse stock split of the Company’s (a) authorized shares of common stock (from 500,000,000 shares to 20,000,000 shares); and (b) issued and outstanding shares of common stock. The reverse stock split was effective on December 24, 2018. The effect of the reverse stock split was to combine every 25 shares of outstanding common stock into one new share, with a proportionate 1-for-25 reduction in the Company’s authorized shares of common stock, but no change in the par value per share of the common stock. Effective on April 10, 2019, the Company filed, with the Secretary of State of Nevada, a Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of the Company’s authorized shares of common stock, $0.001 par value per share, from 20,000,000 shares to 250,000,000 shares. On July 3, 2019, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect another 1-for-25 reverse stock split of all outstanding common stock shares of the Company. The reverse stock split was effective on July 8, 2019. The effect of the reverse stock split was to combine every 25 shares of outstanding common stock into one new share, with no change in authorized shares (250,000,000 shares of common stock) or par value per share. On October 28, 2019, the Company filed a Certificate of Change with the Secretary of State of Nevada to effect a 1-for-50 reverse stock split of the Company’s (a) authorized shares of common stock (from 250,000,000 shares to 5,000,000 shares); and (b) issued and outstanding shares of common stock. The reverse stock split was effective on October 29, 2019. The effect of the reverse stock split was to combine every 50 shares of outstanding common stock into one new share, with a proportionate 1-for-50 reduction in the Company’s authorized shares of common stock, but with no change in the par value per share of the common stock. The result of the reverse stock split was to reduce, as of the effective date of the reverse stock split, the number of common stock shares outstanding from approximately 74.5 million shares to approximately 1.5 million shares (before rounding). Effective on April 16, 2020, Camber filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized shares of common stock to 25 million shares of common stock.

Proportional adjustments were made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants, and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans in connection with each of the reverse splits described above. The reverse stock splits did not affect any stockholder’s ownership percentage of the Company’s common stock, except to the limited extent that the reverse stock splits resulted in any stockholder owning a fractional share. Fractional shares of common stock were rounded up to the nearest whole share based on each holder’s aggregate ownership of the Company. All issued and outstanding shares of common stock, conversion terms of preferred stock, options and warrants to purchase common stock and per share amounts contained in the financial statements, in accordance with Staff Accounting Bulletin (SAB) TOPIC 4C, have been retroactively adjusted to reflect the reverse splits for all periods presented.

A novel strain of coronavirus (“COVID-19”) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations, workforce and markets served, including a significant reduction in the demand for petroleum-based products. The market for the Company’s oil and gas assets began being adversely impacted by the effects of COVID-19 in March of 2020 when circumstances surrounding, and responses to, the pandemic, including stay-at-home orders, began to materialize in North America. Due to the Company’s limited oil and gas production and the fact that all of the Company’s current properties are non-operated, the Company has yet to experience a significant adverse impact from COVID-19. However, the full extent of the COVID-19 outbreak and changes in demand for oil and the impact on the Company’s operations is uncertain. A prolonged disruption could have a material adverse impact on the financial results, assets (including requiring write-downs or impairments), and business operations of the Company.

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At September 30, 2020, the Company’s total current assets of $1.5 million were less than its total current liabilities of approximately $1.6 million, resulting in a working capital deficit of $0.1 million, while at March 31, 2020, the Company’s total current assets of $1.1 million were less than its total current liabilities of approximately $2.0 million, resulting in a working capital deficit of $0.9 million. The decrease in working capital deficit of $0.8 million is the result of the sale of the Series C Preferred Stock shares in June 2020.

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

The factors above raise substantial doubt about the Company’s ability to continue to operate as a going concern for the twelve months following the issuance of these financial statements. The Company believes that it may not have sufficient liquidity to meet its operating costs unless it can raise new funding, which may be through the sale of debt or equity or unless it closes the Viking Merger, which is the Company’s current plan, which Merger is anticipated to close in the first calendar quarter of 2021, and which required closing date is currently December 31, 2020. There is no guarantee though that the Viking Merger will be completed or other sources of funding will be available. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates, and judgments in its March 31, 2020, Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies since March 31, 2020, which are expected to have a material impact on the Company’s financial position, operations, or cash flows.

Principles of Consolidation

The consolidated financial statements include the accounts of Camber and all of its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Accounts Receivable

Accounts receivable, net, include amounts due for oil and gas revenues from prior month production, accrued interest on the notes receivable due from Lineal and Viking and an estimate of amounts due from N&B Energy related to the September 2018 Asset Purchase Agreement entered into with N&B Energy. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. At September 30, 2020, and March 31, 2020, there were allowances for doubtful accounts of approximately $171,000 and $208,000, included in accounts receivable, and there were bad debts of $170,660 and $17,694, recognized for the six months ended September 30, 2020, and 2019, respectively.

Notes Receivable

Notes receivable includes the $9,200,000, excluding adjustment for excess loss from equity method investment of $1,182,952, of notes from Viking as described in “Note 6 – Long-Term Notes Receivable” and “Note 5 – Plan of Merger and Investment In Unconsolidated Entity”, and two notes due from Lineal in the amounts of $1,539,719 and $800,000, respectively, net of reserves of $115,719 as more fully discussed in “Note 6 – Long-Term Notes Receivable” and “Note 11 – Lineal Merger Agreement and Divestiture”.

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

Long-lived assets including intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the assets carrying amount to determine if an impairment of such asset is necessary. This evaluation, as well as an evaluation of our intangible assets, requires the Company to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company’s services and future market conditions. Estimating future cash flows requires significant judgment, and the Company’s projections may vary from the cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be to expense the difference between the fair value (less selling costs) of such asset and its carrying value. Such an expense would be reflected in earnings. No impairments were deemed necessary for the three and six months ended September 30, 2020, and 2019, respectively.

Investment in Unconsolidated Entities

The Company accounts for its investment in unconsolidated entities under the equity method of accounting when it owns less than 50% of a controlling interest and cannot exercise significant influence over the operating and financial policies of the entity. The investment is adjusted accordingly for dividends or distributions it receives and its proportionate share of earnings or losses of the entity. The current investment in unconsolidated entities is a 30% (25% from February 3, 2020, to June 25, 2020) interest in Elysium Energy Holdings, LLC, which, through its wholly-owned subsidiary, Elysium Energy, LLC, is involved in oil and gas exploration and production in the United States. The balance sheet of Elysium Holdings, LLC at September 30, 2020, included current assets of $2.3 million, total assets of $30.8 million, total liabilities of $34.9 million, and net liabilities of $(4.1) million. The balance sheet of Elysium Energy Holdings, LLC at March 31, 2020, included current assets of $4.0 million, total assets of $37.7 million, total liabilities of $34.0 million, and net assets of $3.7 million. The income statement of Elysium Energy Holdings, LLC for the three and six months ended September 30, 2020, included total revenues of $4.0 million and $7.8 million and a net loss of $3.2 million and $7.5 million, respectively. See also “Note 5 – Plan of Merger and Investment In Unconsolidated Entity”.

Revenue Recognition

Exploration and Production Revenue

The Company’s revenue for its exploration and production operations are comprised entirely of revenue from exploration and production activities. The Company’s oil is sold primarily to marketers, gatherers, and refiners. Natural gas is sold primarily to interstate and intrastate natural gas pipelines, direct end-users, industrial users, local distribution companies, and natural gas marketers. Natural gas liquids (“NGLs”) are sold primarily to direct end-users, refiners, and marketers. Payment is generally received from the customer in the month following delivery.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. It defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from or corroborated by, third-party pricing services.

●	Level 3 – Unobservable inputs to measure the fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

As of September 30, 2020, and March 31, 2020, the significant inputs to the Company’s derivative liability and mezzanine equity calculations were Level 3 inputs.

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

Under this method, all costs, including internal costs directly related to acquisition, exploration, and development activities are capitalized as oil and natural gas property costs on a country-by-country basis. Costs not subject to amortization consist of unproved properties that are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Camber assesses overall values of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management’s intention with regard to the future development of individually significant properties and the ability of Camber to obtain funds to finance its programs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. If it is determined that the relationship is significantly altered, the corresponding gain or loss will be recognized in the statements of operations.

Costs of oil and natural gas properties are amortized using the units of production method. Amortization expense calculated per equivalent physical unit of production amounted to $0.57 and $0.95 per barrel of oil equivalent for the six months ended September 30, 2020, and 2019, respectively.

All of Camber’s oil and natural gas properties are located in the United States. Costs being amortized at September 30, 2020, and March 31, 2020, are as follows:

	September 30, 2020	March 31, 2020
Oil and gas properties subject to amortization	$50,413,792	$50,443,883
Oil and gas properties not subject to amortization	28,016,989	28,016,989
Capitalized asset retirement costs	1,570	1,570
Total oil & natural gas properties	78,432,351	78,462,442
Accumulated depreciation, depletion, and impairment	(78,356,957)	(78,351,825)
Net Capitalized Costs	$75,394	$110,617

Impairments

For the three and six month periods ended September 30, 2020, and 2019, the Company recorded no impairment.

Additions and Depletion

During the six months ended September 30, 2020, and 2019, the Company incurred no costs for technical and other capital enhancements to extend the lives of the Company’s wells. Additionally, the Company recorded $4,871 and $6,572 of depletion for the six months ended September 30, 2020, and 2019, respectively. The Company recorded $2,164 and $2,572 of depletion for the three months ended September 30, 2020, and 2019, respectively.

Leases

As part of the Lineal Acquisition, the Company acquired various operating and finance leases for sales and administrative offices, motor vehicles, and machinery and equipment. Due to the Redemption Agreement discussed in – “Note 1 – General” and below in “Note 11 – Lineal Merger Agreement and Divestiture”, the Company no longer owns the operating and finance leases that it had acquired in connection with the Lineal Acquisition.

Effective August 1, 2018, the Company entered into a month-to-month lease at 1415 Louisiana, Suite 3500, Houston, Texas 77002. The entity providing use of the space without charge is affiliated with the Company’s Chief Financial Officer.

NOTE 5 – PLAN OF MERGER AND INVESTMENT IN UNCONSOLIDATED ENTITY

Viking Plan of Merger and Related Transactions

On February 3, 2020, the Company and Viking entered into a Merger Agreement, which was amended and restated by an Amended and Restated Agreement and Plan of Merger entered into with Viking on August 31, 2020 (the Merger Agreement). Pursuant to the Merger Agreement, at the effective time of the Merger, (a) each share of common stock of Viking issued and outstanding, other than certain shares owned by the Company, Viking and the Company’s merger sub which will be merged with and into Viking, with Viking being the surviving entity in the merger (“Merger Sub”), will be converted into the right to receive the pro-rata share (when including the Viking preferred stock conversion rights) of 80% of the Company’s post-closing capitalization (excluding shares issuable upon conversion of the Series C Preferred Stock of the Company); and (b) each share of Viking preferred stock outstanding immediately prior to the effective time will be converted into one share of Camber Series A Preferred Stock, which preferred stock will have the right to vote, and convert into, that number of shares of Camber common stock that its holder would have received in the Merger, had such holder fully converted the Viking preferred stock into Viking common stock immediately prior to the Effective Time. Holders of Viking common stock will have any fractional shares of Company common stock after the Merger rounded up to the nearest whole share. The Merger Agreement can be terminated under certain circumstances, including by either Viking or the Company if the Merger has not been consummated on or before December 31, 2020, subject to certain exceptions.

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

Reason for Termination	Percentage of Elysium Retained by Camber
Termination of the Merger Agreement by mutual agreement of the parties because the conditions to closing the Merger relating to the receipt of exchange listing and regulatory approvals and the Registration Statement on Form S-4, being declared effective, have a reasonable likelihood of not being satisfied through no fault of Camber or Viking	20	%*
Termination of the Merger Agreement due to either (i) Camber’s determination not to proceed with the Merger even though Viking has substantially performed its obligations pursuant to the Merger Agreement (except as discussed below), or (ii) a matter raised in Camber’s Merger Agreement disclosure schedule which was (A) not disclosed by Camber in its SEC reports, (B) could reasonably result in a material adverse effect on Camber in excess of $500,000, and (c) which Viking objected to within 5 business days of disclosure by Camber to Viking	0	%*
Termination of the Merger Agreement due to the failure of Camber’s shareholders to approve the terms of the Merger	15	%*
Termination of the Merger Agreement by either party due to any other reason not set forth above through no fault of Camber	25	%*
In the event the Secured Notes are not repaid within 90 days of the date of termination and the Additional Payment (defined above) is not made	30%

*Assumes the payment of Secured Notes (defined below) within 90 days of the date of termination of the Merger Agreement and the Additional Payment (defined below) is made.

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

The Secured Notes accrue interest at the rate of 10.5% per annum, payable quarterly, and are due and payable on February 3, 2022. The notes include standard events of default, including certain defaults relating to the trading status of Viking’s common stock and change of control transactions involving Viking. The Secured Notes can be prepaid at any time with prior notice as provided therein, and together with a pre-payment penalty equal to 10.5% of the original amount of the Secured Notes. The Secured Notes are secured by a security interest, pari passu with the other investors in Viking’s Secured Note offering (subject to certain pre-requisites) in Viking’s 70% ownership of Elysium and 100% of Ichor Energy Holdings, LLC. Additionally, pursuant to a separate Security and Pledge Agreement, Viking provided Camber a security interest in the membership, common stock, and/or ownership interests of all of Viking’s existing and future, directly owned or majority-owned subsidiaries, to secure the repayment of the Secured Notes.

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

The Company agreed pursuant to the June 2020 Purchase Agreement that if the Merger does not close by the required date approved by the parties thereto (as such may be extended from time to time), the Company is required, at Discover’s option, in its sole and absolute discretion, to immediately repurchase from Discover all then outstanding Series C Preferred Stock shares acquired by Discover pursuant to the June 2020 Purchase Agreement, by paying to Discover 110% of the aggregate Face Value of all such shares (the “Repurchase Requirement”), which totals $6,930,000. The Repurchase Requirement was terminated in connection with the parties’ entry into the Exchange Agreement in December 2020, discussed below under “Note 18—Subsequent Events”.

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

Investment in Unconsolidated Entity

The Company accounts for its investment in unconsolidated entities under the equity method of accounting when it owns less than 50% of a controlling interest and does not have the ability to exercise significant influence over the operating and financial policies of the entity. The Company owns 30% of Elysium as of September 30, 2020 (25% from February 3, 2020, to June 25, 2020), as discussed above, and accounts for such ownership under the equity method of accounting. The investment is adjusted accordingly for dividends or distributions it receives and its proportionate share of earnings or losses of the entity. Elysium is involved in oil and gas exploration and production in the United States. The balance sheet of Elysium at September 30, 2020, included current assets of $2.3 million, total assets of $30.8 million, total liabilities of $34.9 million, and net liabilities of $(4.1) million. The balance sheet of Elysium at March 31, 2020, included current assets of $4.0 million, total assets of $37.7 million, total liabilities of $34.0 million, and net assets of $3.7 million. Additionally, the income statement for Elysium for the three and six months ended September 30, 2020, included total revenues of $4.0 million and $7.8 million and a net loss of $3.2 million and $7.5 million, respectively.

The carrying value of the notes receivable was reduced by $1,182,952, as the Company’s share of losses from Elysium for the six months ended September 30, 2020. In accordance with ASC 323-10-35, the losses from Elysium exceeded the equity investment of the Company which was used to reduce the related notes receivable balance. If the losses were to exceed the notes receivable balance, no additional losses would be recorded for the equity investment.

The table below shows the changes in the investment in the unconsolidated entity for the six-month periods ended September 30, 2020 and 2019, respectively.

	2020	2019
Carrying amount at beginning of period	$957,169	$—
Investment in Elysium	—	—
Equity change in net loss of unconsolidated entity applied to Long-Term Notes Receivable	1,182,952	—
Proportionate Share of Elysium Loss	(2,140,121)	—
Carrying amount at end of period	$—	$—

NOTE 6 – LONG-TERM NOTES RECEIVABLE

Long-term notes receivable as of September 30, 2020, and March 31, 2020, are comprised of:

	September 30, 2020	March 31, 2020
Notes receivable from Viking Energy Group, Inc. pursuant to 10.5% Secured Promissory Notes dated February 3, 2020 ($5,000,000) and June 25, 2020 ($4,200,000) in the original principal amount of $9,200,000, having an annual interest rate of 10.5%, with interest due quarterly beginning on May 1, 2020, maturing February 3, 2022. Accrued and unpaid interest of $132,329 and $83,425 is included in accounts receivable at September 30, 2020, and March 31, 2020, respectively. The Note is secured by secured interests in six Viking Energy Group, Inc. subsidiaries. See also “Note 5 – Plan of Merger and Investment In Unconsolidated Entity”.	$9,200,000	$5,000,000
Note receivable from Lineal Star Holdings, LLC pursuant to a Promissory Note dated effective December 31, 2019, in the original principal amount of $1,539,719, accruing annual interest of 10.5%, due quarterly beginning on March 31, 2020, maturing December 31, 2021, with accrued and unpaid interest of $16,132 and $37,966 included in accounts receivable at September 30, 2020, and March 31, 2020, respectively. The Company recognized a partial allowance of $76,152 and the related accrued interest has been fully reserved as of September 30, 2020. See also “Note 1 – General” and “Note 11 – Lineal Merger Agreement and Divestiture”.	1,539,719	1,539,719
Note receivable from Lineal Star Holdings, LLC pursuant to a Promissory Note No. 2 dated effective December 31, 2019, in the original principal amount of $800,000, accruing annual interest of 8%, due quarterly beginning on March 31, 2020, maturing December 31, 2021, with accrued and unpaid interest of $38,809 and $15,781 included in accounts receivable at September 30, 2020, and March 31, 2020, respectively. The Company recognized a partial allowance of $39,567 and the related accrued interest has been fully reserved as of September 30, 2020. See also “Note 1 – General” and “Note 11 – Lineal Merger Agreement and Divestiture”.	800,000	800,000
Equity loss of unconsolidated entity applied to notes receivable. See also “Note 5 – Plan of Merger and Investment In Unconsolidated Entity”	(1,182,952)	—
Less allowance for notes receivable	(115,719)	—
Less: current maturities	—	—
Total	$10,241,048	$7,339,719

As discussed in Note 11, the Lineal notes are unsecured. Due to the impact of COVID-19 on its operations, Lineal notified the Company that it currently has insufficient liquidity to make scheduled interest payments due under the notes. The Company is in negotiations with Lineal to restructure the notes receivable and an allowance has been applied to the principle and accrued interest of these notes (discussed further below) subject to completion of the negotiations. The Company performed an analysis of Lineal notes to estimate their value as of September 30, 2020. The Company analyzed information received from Lineal including Lineal’s financial statements, which calculated the value of the notes and discounted the expected future payments due thereunder using a standard discounted cash flow model for the principal and accrued interest to the maturity date from September 30, 2020. The Company applied a discount of 15% based on factors in the Lineal notes to determine a valuation as of September 30, 2020.

Based on this analysis, the Company recorded a total allowance of $170,660 to reduce the reported value of the Lineal notes and accrued interest, fully reserving the current interest due of $54,941 with the remainder of $115,719 applied as an allowance to the principal value of the notes as of September 30, 2020.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the future retirement of oil and natural gas properties for the six-month periods ended September 30, 2020, and 2019, respectively.

	2020	2019
Carrying amount at beginning of period	$71,750	$303,809
Panhandle Settlement	(30,227)	—
Payments	—	—
Accretion	—	2
Revisions of previous estimates	4,260	8,258
Carrying amount at end of period	$45,783	$312,069

Camber has short-term obligations of $25,766 and $30,277 related to the plugging liabilities at September 30, 2020, and March 31, 2020, respectively.

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

Activities for derivative warrant instruments during the six months ended September 30, 2020, and 2019 were as follows:

	2020	2019
Carrying amount at beginning of period	$—	$5
Change in fair value	—	(5)
Carrying amount at end of period	$—	$—

As of September 30, 2020, the Company had 2,693 shares of Series C Preferred Stock issued and outstanding, which shares of preferred stock are convertible into common stock of the Company pursuant to their terms. Such preferred stock is convertible into more shares of common stock than the Company currently has authorized. Typically this would require the common stock equivalents to be considered tainted derivative instruments, and the Company to record a derivative liability for the aggregate fair value of the tainted securities; However, the Series C Preferred Stock designation provides that the Company will not be required to settle any conversion in cash, and requires the company to use its best efforts to obtain shareholder approval to increase the authorized common shares to a sufficient number to allow for share settlement of the conversion. If the Company is unable to obtain shareholder approval to increase the authorized common shares, the Series C Preferred Stockholder would be required to wait until approval is obtained and has no other recourse under the terms of the corrected designation. See “Note 13 – Stockholders’ Equity (Deficit)” for further discussion.

Additionally, as of September 30, 2020, the Company had 2 outstanding stock options and warrants to purchase 36 shares outstanding which were exercisable for shares of the Company’s commons stock. As of September 30, 2020, the Company did not have sufficient authorized shares of common stock to satisfy any exercise requests and the common stock equivalents are considered to be tainted derivative instruments. The Company evaluated the fair value of these tainted options and warrants and noted that the related fair values are de minimus based, primarily, on the exercise prices.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Office Lease. Information regarding the Company’s office space is disclosed in greater detail above under “Note 4 - Property and Equipment –Leases”, above.

Lineal (which as of December 31, 2019, has been completely divested in connection with the Lineal Divestiture discussed in “Note 1 – General” and “Note 11 – Lineal Merger Agreement and Divestiture”) has the usual liability of contractors for the completion of contracts and the warranty of its work. In addition, Lineal acts as the prime contractor on a majority of the projects it undertakes and is normally responsible for the performance of the entire project, including subcontract work. Management is not aware of any material exposure related thereto which has not been provided for in the accompanying consolidated financial statements.

Legal Proceedings. From time to time suits and claims against Camber arise in the ordinary course of Camber’s business, including contract disputes and title disputes. Camber records reserves for contingencies when information available indicates that a loss is probable, and the amount of the loss can be reasonably estimated.

Maranatha Oil Matter

In November 2015, Randy L. Robinson, d/b/a Maranatha Oil Co. sued the Company in Gonzales County, Texas (Cause No. 26160). The plaintiff alleged that it assigned oil and gas leases to the Company in April 2010, retaining a 4% overriding royalty interest and 50% working interest and that the Company failed to pay such overriding royalty interest or royalty interest. The interests relate to certain oil and gas properties which the Company subsequently sold to Nordic Oil USA in April 2013. The petition alleges causes of actions for breach of contract, failure to pay royalties, non-payment of working interest, fraud, fraud in the inducement of contract, money had and received, constructive trust, violation of theft liability act, continuing tort, and fraudulent concealment. The suit seeks approximately $100,000 in amounts alleged owed, plus pre-and post-judgment interest. The Company has filed a denial to the claims and intends to vehemently defend itself against the allegations.

PetroGlobe Energy Holdings, LLC and Signal Drilling, LLC

In March 2019, PetroGlobe and Signal sued the Company in the 316th Judicial District of Hutchinson County, Texas (Cause No. 43781). The plaintiffs alleged causes of action relating to negligent misrepresentation; fraud and willful misconduct; gross negligence; statutory fraud; breach of contract; and specific performance, in connection with a purchase and sale agreement entered into between the parties in March 2018, relating to the purchase by plaintiffs of certain oil and gas assets from the Company, and a related joint venture agreement. The lawsuit seeks in excess of $600,000 in damages, as well as pre- and post-judgment interest, court costs and attorneys’ fees, and punitive and exemplary damages. Additionally, a portion of the revenues from the properties in contention are being held in suspense as a result of the lawsuit. On October 31, 2019, the Company brought counterclaims against PetroGlobe and Signal, and Petrolia Oil, LLC, and Ian Acrey, including bringing claims for causes of actions including declaratory judgment (that PetroGlobe and certain other plaintiffs represented that a lease and related wells were free of all agreements and rights in favor of third parties and provided a special warranty of title pursuant to the purchase and sale agreement); breach of contract (in connection with the purchase and sale agreement); statutory fraud; common law fraud (against Mr. Acrey and other plaintiffs); fraud by non-disclosure (against Mr. Acrey and other plaintiffs); negligent misrepresentation (against Mr. Acrey and other plaintiffs); breach of fiduciary duty (against Mr. Acrey and other plaintiffs) and seeking attorney’s fees and pre- and post-judgment interest.

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

On July 16, 2020, the Company completed all of the requirements of the Settlement Agreement and assigned PetroGlobe all of its right, title, and interest in all wells, leases, royalties, minerals, equipment, and other tangible assets associated with specified wells and properties, located in Hutchinson County, Texas, the $150,000 held in escrow was released to PetroGlobe and the Settlement Agreement transactions closed. As a result of the transfers, the Company no longer owns CE, and no longer has any interest in or any liabilities related to the Hutchinson County, Texas wells.

The Company recognized a net settlement cost of $204,842 included on the statement of operations for the year ended March 31, 2020, in connection with the settlement. All provisions of the settlement were finalized, and the $150,000, held in escrow pending final approvals, was released on July 16, 2020.

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

The parties filed a motion and order to dismiss the lawsuit with prejudice shortly after the execution of the Settlement Agreement.

Apache Corporation

In December 2018, Apache Corporation (“Apache”) sued Camber, Sezar Energy, L.P., and Texokcan Energy Management Inc., in the 129th Judicial District Court of Harris County, Texas (Cause 2018-89515). Apache alleged causes of action for Breach of Contract, Money Had & Received and Conversion, relating to amounts Apache alleged it was owed under a joint operating agreement. Apache is seeking $656,908 in actual damages, exemplary damages, pre- and post-judgment interest, court costs, and other amounts to which it may be entitled. Camber filed a general denial to the claims and asserted the affirmative defense of failure to mitigate. On July 13, 2020, Apache filed a Second Amended Petition against Camber, Sezar, Texokcan, N&B Energy, LLC, and Richard N. Azar, II alleging Breach of Contract, Defaults under a Joint Operating Agreement, Money Had & Received and Conversion, relating to amounts Apache allegedly overpaid Sezar and Azar and Unjust Enrichment. On October 26, 2020, the Company entered into an agreement with Apache to obtain a release of all liability (both parties provided mutual releases) for $20,000 and dismissed the litigation against the Company, which was recorded in accrued liabilities as of September 30, 2020.

N&B Energy

On September 12, 2019, N&B Energy filed a petition in the District Court for the 285th Judicial District of Bexar County, Texas (Case #2019CI11816). Pursuant to the petition, N&B Energy raises claims against the Company for breach of contract, unjust enrichment, money had and received and disgorgement, in connection with $706,000 which it alleges it is owed under the July 2018 Asset Purchase Agreement between the Company and N&B Energy (the “Sale Agreement”), for true-ups and post-closing adjustments associated therewith. The petition seeks amounts owed, pre- and post-judgment interest, and attorney’s fees. On October 21, 2020, the arbitrator issued an Interim Stage II Order granting an award that acknowledged the claims of both parties that resulted in an arbitration award in favor of N&B Energy of approximately $52,000, which was recorded in accrued liabilities as of September 30, 2020.

Service Agreements

In connection with the entry into the Amended and Restated Agreement and Plan of Merger with Viking, on August 31, 2020, the Company’s Board of Directors entered into Past Service Payment and Success Bonus Agreements with each non-executive member of the Board of Directors, and each of Louis G. Schott, our Interim Chief Executive Officer and Robert Schleizer, our Chief Financial Officer (collectively, the “Merger Compensation Agreements”). Pursuant to such agreements: each non-executive director, and each officer, of the Company, is to receive, contingent upon closing the Merger, a payment of $100,000 in consideration for past services provided to the Company through the date of the Merger as a member of the Board of Directors/officer, and $50,000 as a success bonus for the Company’s successful completion of the Merger, contingent on such non-executive director/officer’s, continued service to the Company at the same level of service he is currently performing, through the effective date of the Merger.

Additionally on August 31, 2020, the Company entered into first amendments to the letter agreements the Company had previously entered into with Fides Energy LLC, an entity owned and controlled by Mr. Schott (“Fides”) and BlackBriar Advisors LLC, an entity owned and controlled by Mr. Schleizer (“BlackBriar”), to provide that (a) Mr. Schott, through Fides, will continue to provide services to the Company for a period of six months following the closing of the Merger, on similar terms as set forth in such original letter agreement, except in a non-executive capacity and that the Company will reimburse Mr. Schott for the costs of his and his family’s health insurance through such six month term; and (b) Mr. Schleizer, through BlackBriar, will continue to provide services to the Company for a period of three months following the closing of the Merger, on similar terms as set forth in such original letter agreement, except in a non-executive capacity and for total consideration of $30,000 per month (compared to $40,000 per month currently).

NOTE 10 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers

Oil and Gas Contracts

The following table disaggregates revenue by significant product type for the three and six months ended September 30, 2020, and 2019, respectively:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Oil sales	$45,846	$66,786	$67,635	$160,485
Natural gas sales	4,643	12,343	8,807	19,547
Natural gas liquids sales	6,969	13,624	14,705	34,072
Total oil and gas revenue from customers	$57,458	$92,753	$91,147	$214,104

NOTE 11 – LINEAL MERGER AGREEMENT AND DIVESTITURE

Merger Agreement

On July 8, 2019 (the “Closing Date”), the Company entered into and closed the transactions contemplated by, the Lineal Plan of Merger, by and between the Company, Camber Energy Merger Sub 2, Inc., the Company’s then newly formed wholly-owned subsidiary, Lineal, and the Lineal Members. Pursuant to the Lineal Plan of Merger, the Company acquired 100% of the ownership of Lineal from the Lineal Members in consideration for newly issued shares of Series E Redeemable Convertible Preferred Stock and Series F Redeemable Preferred Stock.

Divestiture

On December 31, 2019, the Company entered into and closed the transactions contemplated by the Preferred Stock Redemption Agreement (the “Redemption Agreement”), by and between the Company, Lineal, and the holders of the Company’s Series E Preferred Stock and Series F Preferred Stock (the “Preferred Holders”), pursuant to which, the Company redeemed the Company’s Series E and F Preferred Stock issued in connection with the Lineal Merger and ownership of 100% of Lineal was transferred back to the Preferred Holders, and all of the Series E Preferred Stock and Series F Preferred Stock of the Company outstanding were canceled through the redemption (the “Lineal Divestiture”).

The Redemption Agreement also provided for (a) the entry by Lineal and the Company into a new unsecured promissory note in the amount of $1,539,719, the outstanding amount of the July 2019 Lineal Note together with additional amounts loaned by Camber to Lineal through December 31, 2019 (the “December 2019 Lineal Note”); (b) the unsecured loan by the Company to Lineal on December 31, 2019, of an additional $800,000, entered into by Lineal in favor of the Company on December 31, 2019 (“Lineal Note No. 2”); and (c) the termination of the prior Lineal Plan of Merger and Funding Agreement entered into in connection therewith (pursuant to which all funds previously held in a segregated account for future Lineal acquisitions, less amounts loaned pursuant to Lineal Note No. 2, were released back to the Company). The December 2019 Lineal Note and Lineal Note No. 2, accrue interest, payable quarterly in arrears, beginning on March 31, 2020, and continuing until December 31, 2021, when all interest and principal is due, at 8% and 10% per annum (18% upon the occurrence of an event of default), respectively. As of September 30, 2020, and March 31, 2020, $54,941 and $53,747, respectively, of interest related to the December 2019 Lineal Note and Lineal Note No. 2 was accrued and included in the consolidated balance sheets in Accounts Receivable. The $54,941 of accrued interest has been fully reserved as of September 30, 2020.

The divestiture resulting from the Redemption Agreement qualified as a discontinued operation in accordance with U.S. generally accepted accounting principles (“GAAP”). As a result, operating results and cash flows related to the Lineal operations have been reflected as discontinued operations in the Company’s consolidated statements of operations and consolidated statements of cash flows for the three and six months ended September 30, 2019.

The net consideration received for the divestiture was as follows:

Return of Series E Preferred Shares	$14,666,000
Return of Series F Preferred Shares	2,434,000
Total net consideration	$17,100,000

The fair value of the instruments immediately prior to the divestiture was determined using an income valuation approach to estimate cash flows of the acquired business, analysis of the terms and rights of each class of equity instrument issued by the Company, and an assessment of the probability of the various scenarios that could occur depending on the outcome of the required stockholder vote to approve the Lineal Merger, which did not move forward, and the impact each scenario would have on the capital structure of the Company. Immediately prior to the Lineal Disposition, the Company recognized a gain on the change in fair value of the Series E and F Preferred Shares of $3,018,000, included within net loss from discontinued operations.

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

Components of amounts reflected in the Company’s consolidated statements of operations related to discontinued operations are presented in the following table for the three and six months ended September 30, 2019.

	Three Months Ended	Six Months Ended
	September 30, 2019	September 30, 2019
Contract revenue	$6,285,535	$6,285,535
Contract costs	(4,897,196)	(4,897,196)
Depreciation and amortization	(64,868)	(64,868)
Selling, general and administrative	(791,312)	(791,312)
Operating income	532,159	532,159
Other income	263,113	263,113
Interest expense	(33,504)	(33,504)
Net income from discontinued operations	$761,768	$761,768

NOTE 12 - INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero percent for the 2020 and 2019 fiscal years as a result of net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the three and six months ended September 30, 2020, and 2019, respectively. The tax liability of $3,000 as shown on the balance sheet as of September 30, 2020, relates to the Company’s potential Oklahoma franchise tax liability and is not related to income tax.

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

During the six months ended September 30, 2020, the Company issued 176,514 shares of restricted common stock to service providers in consideration for investor relations and marketing services. The Company recognized $209,502, based on the grant date fair value of the Company’s common stock, in share-based compensation expense in current and prior periods corresponding to the issuance of these shares, of which $36,502, was recognized during the three and six months ended September 30, 2020.

Included in such 176,514 shares of common stock were 175,000 shares issued to Sylva International LLC d/b/a SylvaCap Media (“SylvaCap”). On February 15, 2020, the Company entered into a letter agreement with SylvaCap, pursuant to which SylvaCap agreed to act as the Company’s non-exclusive digital marketing service provider in consideration for an aggregate of 100,000 shares of restricted common stock, which are fully-earned upon their issuance, and $50,000 per month during the term of the agreement, which was to end on June 15, 2020. On May 19, 2020, the Company entered into a first amendment to the SylvaCap agreement. Pursuant to the amendment, the Company and SylvaCap extended the term of the letter agreement to October 19, 2020. The 100,000 shares were issued on May 15, 2020. On August 31, 2020, the parties entered into a second amendment to the agreement. Pursuant to the amendment, the parties agreed to amend the engagement agreement to increase the stock fee payable thereunder to 175,000 shares of common stock of the Company and to provide for the agreement to remain in place until the earlier of (a) October 19, 2020; and (b) the closing of the Company’s currently contemplated merger with Viking. SylvaCap also made representations regarding its financial condition and investing knowledge pursuant to the amendment in order for the Company to confirm that an exemption from registration exists for the issuance of the shares.

Series A Convertible Preferred Stock

On August 31, 2020, the Board of Directors approved the designation of 28,092 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), which were designated with the Secretary of State of Nevada on August 31, 2020 (the “Series A Designation”).

The Series A Preferred Stock has substantially similar rights as the Series C Preferred Stock of Viking (as amended), as adjusted for the exchange ratio of the Merger. Specifically, each outstanding share of Series A Preferred Stock will vote an aggregate of (a) 4,900 voting shares, multiplied by (b) the exchange ratio of the Merger, on all stockholder matters, voting together with the Company’s common stock as a single class (which voting rights will equal the same voting rights that would have applied had the Series C Preferred Stock of Viking been fully converted into Viking common stock immediately prior to the effective time of the Merger)(described herein as the “voting shares”); will receive, upon the occurrence of a liquidation of the Company, the same amount of consideration that would have been due if such shares of Series A Preferred Stock had been converted into common stock of the Company immediately prior to such liquidation; and provide rights for such shares of Series A Preferred Stock to convert, at the option of the holder thereof, into a number of shares of Company common stock equal to (a) 4,900 shares, multiplied by (b) the exchange ratio of the Merger (which will equal the number of shares of Company common stock which would have been issuable to the holders of the Series C Preferred Stock of Viking in the Merger, had such Series C Preferred Stock been converted into common stock of Viking immediately prior to the effective time of the Merger)(described herein as the “conversion shares”).

Such Series A Preferred Stock does not have any redemption rights and shares equally in any dividends authorized by the Board of Directors for distribution to common stockholders, on an as-converted basis.

The Series A Designation also provides that such number of voting shares and conversion shares as calculated as discussed above, shall be updated by the Company following the Merger, without any required approval of the holders of such Series A Preferred Stock, to include the actual numerical value of such voting shares and conversion shares, upon closing of the Merger.

No shares of Series A Preferred Stock will be issued by the Company until or unless the Merger closes.

Series C Redeemable Convertible Preferred Stock

On February 3, 2020, the Company sold 525 shares of Series C Preferred Stock for total proceeds of $5 million. In the event the Merger Agreement entered into with Viking in February 2020 is terminated for any reason, we (until June 22, 2020, when such terms were amended) were required to redeem the 525 shares of Series C Preferred Stock at a 110% premium, in an aggregate amount equal to $5,775,000. Because of the requirement to redeem such 525 shares of Series C Preferred Stock in the event the Merger Agreement is terminated, which termination is partially outside the control of the Company, such 525 shares of Series C Preferred Stock is classified as temporary equity on the March 31, 2020 balance sheet. Temporary equity is a security with redemption features that are outside the control of the issuer, is not classified as an asset or liability in conformity with GAAP, and is not mandatorily redeemable. Subsequent to March 31, 2020, on June 22, 2020, the Company and Discover terminated the obligation for Camber to redeem the 525 shares of Series C Preferred Stock upon termination of the Merger Agreement; and provided that a new obligation exists in connection with the required redemption of 630 shares of Series C Preferred Stock sold on June 22, 2020, for total proceeds of $6 million, which have a redemption value of $6,930,000. As such, while the prior redemption obligation for the 525 Series C Preferred Stock shares in connection with the February 2020 sale of Series C Preferred Stock was removed from temporary equity on the September 30, 2020 balance sheet, the $6,000,000 of total proceeds received on June 22, 2020, in connection with the sale of the 630 shares of Series C Preferred Stock, is included in temporary equity on the September 30, 2020 balance sheet.

During the six months ended September 30, 2020, the Company sold 630 shares of Series C Preferred Stock to Discover in consideration for $6 million. During the six months ended September 30, 2019, the Company sold no shares of Series C Preferred Stock.

During the six months ended September 30, 2020, Discover converted 756 shares of the Series C Preferred Stock with a face value of $7,560,000, and a total of 19,823,486 shares of common stock were issued, which includes additional shares for conversion premiums and true-ups in connection with those conversions through September 30, 2020. During the six months ended September 30, 2019, Discover converted 2 shares of the Series C Preferred Stock and Discover Growth Fund LLC, which purchased shares of Series C Preferred Stock from the Company in December 2018 and subsequently transferred all its remaining shares to Discover who also converted 1 share of Series C Preferred Stock, with an aggregate face value of $30,000, and a total of 1,472,517 shares of common stock were issued, which includes additional shares for conversion premiums and true-ups in connection with those conversions through September 30, 2019.

As of September 30, 2020, and March 31, 2020, the Company accrued common stock dividends on the Series C Preferred Stock based on the then 24.95% premium dividend rate. The Company recognized a total charge to additional paid-in capital and stock dividends distributable but not issued of $3,331,975 and $3,771,941 related to the stock dividend declared but not issued for the six months ended September 30, 2020, and 2019, respectively.

As of September 30, 2020, a total of 15,348 shares of common stock related to prior conversions of Series C Preferred Stock are held in abeyance subject to the Company increasing its authorized and unissued shares of common stock.

On December 14, 2020, the Company, with the approval of the Board of Directors of the Company, and the sole holder of the Company’s Series C Preferred Stock, filed certificate of corrections with the Secretary of State of Nevada to correct the original designation of the Series C Preferred Stock and the first amended and restated designation thereof, to correct certain errors which were identified in such designations, which failed to clarify, in error, that (A) the failure of any holder of Series C Preferred Stock to receive the number of shares of common stock due upon conversion of Series C Preferred Stock within five trading days of any conversion notice, and any halt or suspension of trading of the Company’s common stock on its then applicable trading market or by any U.S. governmental agency, for 10 or more consecutive trading days, should not have been ‘deemed liquidation events’ under the Series C Preferred Stock designation, unless such events were due to the occurrence of an event that is solely within the control of the Company; (B) the Company was not required to redeem any shares of Series C Preferred Stock for cash solely because the Company does not have sufficient authorized but unissued shares of common stock to issue upon receipt of a notice of conversion or upon a maturity conversion (where the remaining shares of Series C Preferred Stock convert into common stock of the Company automatically on the seven year anniversary date of the Series C Preferred Stock)(a “Maturity Conversion”); and (C) that a Maturity Conversion is only required to occur to the extent that the Company has sufficient authorized but unissued shares of common stock available for issuance upon conversion in connection therewith. The corrections were made solely to match the agreements to the original intent of the parties. The parties determined the corrections were needed because without such corrections, under ASC480-10- S99-3A5 and ASC 480-10-S99-3A3(f), the non-corrected designations could have required the Series C Preferred Stock to be classified as temporary equity due to the foregoing events being outside the Company’s control. The embedded conversion meets the requirements to be considered permanent equity as stipulated under ASC 815-40-25, under an assessment of the option as a freestanding instrument, as the option requires net share settlement and the issuer has the choice to settle in cash if it wishes.

The corrections were effective as of the original filing dates with the Secretary of State of Nevada of the Company’s original Series C Preferred Stock designation (August 25, 2016) and the Company’s first amended and restated Series C Preferred Stock designation (July 8, 2019), subject to certain exceptions set forth in the Nevada Revised Statutes. The corrections corrected the designations to reflect the original intentions of the parties and to conform such designations to the way the Series C Preferred Stock had been accounted for in practice since its original designation/issuance.

Also on December 14, 2020, the Company, with the approval of the Board of Directors of the Company, and the sole holder of the Company’s Series C Preferred Stock, filed a second amended and restated designation of the Series C Preferred Stock with the Secretary of State of Nevada, which was effective upon filing (the “Second Amended and Restated Designation”), which amended the first amended and restated designation of the Series C Preferred Stock (as corrected), to include the right of the Company to redeem all (but not less than all) of the outstanding shares of Series C Preferred Stock at a redemption price equal to 110% of the face value of such preferred stock ($10,000 per share), at the Company’s option, at any time, in the event the Company is not in default of any of the terms of any Stock Purchase Agreement pursuant to which such applicable shares of Series C Preferred Stock were sold; (b) update the conversion price of the face amount ($10,000 per share) of the Series C Preferred Stock in connection with the Company’s prior 1-for-50 reverse stock split (i.e., to confirm the change in such conversion price from $3.25 per share to $165.50 per share), which had no effect on the conversion rate of conversion premiums due under the terms of the Series C Preferred Stock, and which conversion price was already being reflected in prior conversion notices after the date of such reverse split; (c) formally amend the measurement period for the calculation of the conversion of conversion premiums due under the terms of the Series C Preferred Stock to begin on the later of February 3, 2020 or, if no trigger event (as described in the designation of the Series C Preferred Stock) has occurred, 30 trading days, and if a trigger event has occurred 60 trading days, before the date of an applicable conversion notice, which had previously been agreed to contractually by the parties (i.e., the beginning of each future measurement period for conversions made after February 3, 2020, will extend back to February 3, 2020); and (d) update the references in the designation to the “Merger” which had previously referred to the Company’s combination with Lineal Star Holdings, LLC, which transaction was rescinded and terminated effective December 31, 2019, to refer to the planned merger with Viking Energy Group, Inc., which has the effect of the Viking merger being approved by the holder of the Series C Preferred Stock and not being a ‘deemed liquidation event’ under the Second Amended and Restated Designation.

Warrants

The following is a summary of the Company’s outstanding warrants at September 30, 2020:

Warrants		Exercise	Expiration	Intrinsic Value at
Outstanding		Price ($)	Date	September 30, 2020
1	(1)	1,171,875.00	April 26, 2021	$—
3	(2)	195,312.50	September 12, 2022	—
32	(3)	12,187.50	May 24, 2023	—
36				$—

(1)	Warrants issued in connection with the sale of convertible notes. The warrants were exercisable on the grant date (April 26, 2016) and remain exercisable until April 26, 2021.
(2)	Warrants issued in connection with funding. The warrants were exercisable on the grant date (September 12, 2017) and remain exercisable until September 12, 2022.
(3)	Warrants issued in connection with a Severance Agreement with Richard N. Azar II, the Company’s former Chief Executive Officer. The warrants were exercisable on the grant date (May 25, 2018) and remain exercisable until May 24, 2023.

NOTE 14 – SHARE-BASED COMPENSATION

Camber measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Stock Options

As of September 30, 2020, and March 31, 2020, the Company had 2 stock options outstanding with a weighted average exercise price of $40,429,700. The options expire in October 2020.

Of the Company’s outstanding options, no options were exercised or forfeited during the six months ended September 30, 2020. Additionally, no stock options were granted during the six months ended September 30, 2020. Compensation expense related to stock options during the six-month periods ended September 30, 2020, and 2019 was $0.

Options outstanding and exercisable at September 30, 2020, and March 31, 2020, had no intrinsic value. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options.

As of September 30, 2020, and March 31, 2020, there was no remaining unrecognized share-based compensation expense related to all non-vested stock options.

Options outstanding and exercisable as of September 30, 2020:

Exercise	Remaining	Options	Options
Price ($)	Life (Yrs.)	Outstanding	Exercisable
40,429,700	0.02	2	2
	Total	2	2

NOTE 15 – INCOME (LOSS) PER COMMON SHARE

The calculation of income (loss) per share for the three and six months ended September 30, 2020, and 2019 was as follows:

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
Numerator:
Net (loss) before Discontinued Operations		$(2,056,508)		$(1,038,732)		$(3,651,140)		$(2,326,330)
Discontinued Operations		—		761,768		—		761,768
Net (Loss)		(2,056,508)		(276,964)		(3,651,140)		(1,564,562)
Less preferred dividends		(1,651,219)		(1,893,886)		(3,331,975)		(3,771,941)
Net loss attributable to common stockholders		$(3,707,727)		$(2,170,850)		$(6,983,115)		$(5,336,503)

Denominator	$		$		$		$
Weighted average share – basic		19,815,872		493,300		13,705,461		259,432

Dilutive effect of common stock equivalents
Options/warrants		—		—		—		—
Preferred C shares		—		—		—		—

Denominator
Total Weighted average shares – diluted		19,815,872		493,300		13,705,461		259,432
Income (loss) per share – basic
Continuing operations		$(0.19)		$(5.94)		$(0.51)		$(23.51)
Discontinued Operations		—		1.54		—		2.94
Total		(0.19)		(4.40)		(0.51)		(20.57)
Income (loss) per share – diluted
Continuing Operations		$(0.19)		$(5.94)		$(0.51)		$(23.51)
Discontinued Operations		—		1.54		—		2.94
Total		(0.19)		(4.40)		(0.51)		(20.57)

For the three and six months ended September 30, 2020, and 2019, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would be anti-dilutive.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Common Shares Issuable for:
Convertible Debt	276	276	276	276
Options and Warrants	38	38	38	38
Series C Preferred Shares(1)	47,033,410,723	1,130,378,205	47,033,410,723	1,130,378,205
Total	47,033,411,037	1,130,378,519	47,033,411,037	1,130,378,519

(1)	Based on the lowest possible conversion rate of the Series C Preferred Stock ($0.001 per share, the par value of the common stock).

NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the six months ended September 30, 2020, and 2019:

	2020	2019
Interest	$—	$5,021
Income taxes	$—	$—

Non-cash investing and financing activities included the following:

	Six Months Ended September 30,
	2020	2019
Settlement of Common Stock Payable	$173,000	$331,060
Change in Estimate for Asset Retirement Obligations	$4,260	$41,017
Stock Dividends Distributable but not Issued	$3,331,975	$3,771,941
Issuance of Stock Dividends	$—	$3
Conversion of Preferred C Stock to Common Stock	$19,823	$1,049
Common Stock Issued in Abeyance	$—	$29
Reclassification of Preferred C Stock to Permanent Equity	$5,000,000	$—

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

When active market quotes are not available for financial assets and liabilities, the Company uses industry-standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including credit risk, interest rate curves, foreign currency rates, and forward and spot prices for currencies. In circumstances where market-based observable inputs are not available, management judgment is used to develop assumptions to estimate fair value. Generally, the fair value of our Level 3 instruments are estimated as the net present value of expected future cash flows based on internal and external inputs.

Fair Value Measurements

There were no liabilities carried at fair value as of September 30, 2020, and March 31, 2020.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

In addition to the financial instruments that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a non-recurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges or as part of a business combination. There were no liabilities carried at fair value as of September 30, 2020, and March 31, 2020.

NOTE 18 – SUBSEQUENT EVENTS

On October 9, 2020, Viking and Camber entered into the First Amendment to Amended and Restated Agreement and Plan of Merger (the “First Amendment”) to amend the Merger Agreement to (a) fix the percentage of the post-Merger capitalization of the combined company which would be held by stockholders of Camber (on a fully-diluted basis, but without taking into account the shares of common stock of Camber issuable upon conversion of Camber’s outstanding Series C Preferred Stock)(the “Camber Percentage”) at 20% (previously such Camber Percentage was adjustable between 15% to 25%, depending on the amount of cash and/or other unencumbered assets Camber and Viking had at the time of the closing of the Merger which was available to the combined company); (b) extend the date that the Merger Agreement could be terminated by either party until December 31, 2020, provided that the right to terminate the Merger Agreement thereafter is not available to a party if the failure of the closing of the Merger to occur by such date is principally due to the failure of such party to perform or observe the obligations, covenants and agreements of such party set forth in the Merger Agreement; and (c) remove the requirement that Viking obtain the consent of its lender, ABC Funding, LLC, for the Merger.

On December 11, 2020, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Discover (the “Investor”), the sole shareholder of the Company’s Series C Preferred Stock. The transactions contemplated by the Exchange Agreement closed on December 11, 2020. Pursuant to the Exchange Agreement, as an accommodation to the Company, and in order to reduce the potential dilutive impact of the Series C Preferred Stock, by reducing the number of outstanding shares of Series C Preferred Stock, the Investor exchanged 600 shares of Series C Preferred Stock (the “Exchanged Shares”), which had an aggregate face value of $6,000,000 (600 shares each with a face value of $10,000 per share), for a $6,000,000 secured Promissory Note (the “Investor Note”). The Company is in the process of obtaining the Exchanged Shares from the Investor and plans to cancel such shares once transferred. The 600 Exchanged Shares were outstanding as of September 30, 2020, and included in temporary equity on the balance sheet.

Pursuant to the Exchange Agreement (a) the Investor waived all prior breaches and defaults that occurred prior to the date of the Exchange Agreement or that may continue or occur for 90 days thereafter, under any agreements entered into with the Investor relating to the acquisition of shares of Series C Preferred Stock (the “90 Day Period”), and waived all rights and remedies with respect to any such breaches and defaults; (b) we agreed to timely file all reports required by the Securities and Exchange Commission (the “SEC”) for so long as the Investor holds any Series C Preferred Stock (provided the Company was provided until December 31, 2020, to file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2020); (c) we agreed to indemnify and hold the Investor, its affiliates, managers and advisors, and their related parties, harmless from any losses related to any breach of the Exchange Agreement (or other transaction documents), and from any action by the Company or a creditor or stockholder of the Company, challenging the transactions contemplated by the Exchange Agreement and related agreements, except to the extent finally adjudicated to be caused solely by such indemnified party’s unexcused material breach of an express provision of the Exchange Agreement or related agreements; (d) we agreed to reserve from our outstanding common stock, shares of common stock to allow for the conversion of the outstanding Series C Preferred Stock (subject to the 90 Day Period); (e) the Investor agreed to vote all shares of common stock which it holds as of the record date for any shareholder meeting in favor of the Company’s previously announced pending plan of merger with Viking (the “Merger”), and the other proposals that are recommended for approval by the Board of Directors of the Company in the proxy statement filed in connection with such Merger; (f) the Investor agreed to the Merger and agreed to waive any rights it may have (including favored nations, anti-dilution and/or reset rights) in connection therewith; (g) we acknowledged that the Investor had previously provided notice to the Company of its intent to increase the beneficial ownership limitation set forth in the designation of the Series C Preferred Stock to 9.99%, and that such limitation will continue to apply moving forward; and (h) we provided the Investor and its related parties a general release.

The Exchange Agreement also amended the June 22, 2020 Stock Purchase Agreement previously entered into with the Investor, pursuant to which the Investor purchased 630 shares of Series C Preferred Stock, to remove from such June 22, 2020 agreement (i) the prohibition on the Investor transferring and/or selling shares of Series C Preferred Stock; and (ii) the repurchase obligation, which required the Company to redeem for cash, at 110% of the face value thereof ($10,000 per share), all 630 shares of Series C Preferred Stock sold by the Company in June 2020, in the event the Merger did not close by the required date set forth in the plan of merger relating thereto (as amended from time to time), and all similar provisions in any prior agreements entered into between the Company and the Investor. As a result of such amendment, the remaining 30 shares of Series C Preferred Stock sold in June 2020, that were included in temporary equity as of September 30, 2020 and which were not part of the Exchanged Shares, became permanent equity.

The Investor Note (which has no conversion features) has a balance of $6,000,000 and accrues interest at the rate of 10% per annum, which increases to the highest non-usurious rate of interest allowed under applicable law upon the occurrence of an event of default, which interest is due on the maturity date, which maturity date is the earlier of (a) December 11, 2022 (which may be extended with the mutual consent of the parties and a written amendment to the Investor Note signed by the Investor); (b) March 11, 2021, in the event the Merger does not close or is not fully consummated by such date; and (c) the date a change of control of the Company occurs, which includes any person becoming the beneficial owner of more than 50% of the combined voting power of the Company (a “Change in Ownership”), or the approval of (1) a plan of complete liquidation, (2) an agreement for the sale or disposition of all or substantially all the Company’s assets, or (3) a merger (other than a merger for purposes of redomiciling the Company), consolidation, or reorganization of the Company, which would result in a Change in Ownership, provided that the closing of the Merger will not trigger a change of control (or Change in Ownership). The Investor Note includes customary events of default. Upon the occurrence of an event of default, the Investor has the right to accelerate the full amount of the Investor Note and all interest thereon, to enforce its rights under the Security Agreement, and take other actions allowed under applicable law.

Payment of the Investor Note and performance of the Company’s obligations thereunder is required to be guaranteed by all subsidiaries or entities controlled or owned by the Company, or which may be owned after the date of the Investor Note, provided that no guarantees have been entered into to date. The Investor Note may be assigned by the Investor subject to compliance with applicable securities laws. The Company may prepay the Investor Note at any time.

The payment of amounts due under the Investor Note is secured by the terms of a Security Agreement entered into by the Company in favor of the Investor, which provides the Investor a first priority security interest in substantially all of our assets (the “Security Agreement”). If an event of default occurs under the Investor Note, the Investor can enforce its rights under the Security Agreement and foreclose on our assets in order to satisfy amounts owed thereunder.

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

These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from the results, performance, or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others:

●	the availability of funding and the terms of such funding;

●	our ability to integrate and realize the benefits from future acquisitions that we may complete, including our pending Merger with Viking Energy Group, Inc. (“Viking”) and the costs of such integrations;

●	our ability to close the announced Merger with Viking on the terms disclosed, if at all;

●	the consideration we may be required to pay under certain circumstances upon termination of the Merger with Viking;

●	our ability to timely collect amounts owed to us under secured and unsecured notes payable;

●	costs associated with the Viking Merger;

●	significant dilution caused by the conversion of Series C Preferred Stock into common stock, as well as downward pressure on our stock price as a result of the sale of such shares;

●	our growth strategies;

●	anticipated trends in our business;

●	our ability to repay outstanding loans and satisfy our outstanding liabilities;

●	our liquidity and ability to finance our exploration, acquisition, and development strategies;

●	market conditions in the oil and gas and pipeline services industries;

●	the ability of the Company to collect amounts due under outstanding promissory notes, including interest and principal payable thereunder, and defaults under such promissory notes;

●	the timing, cost, and procedure for future acquisitions;

●	the impact of government regulation;

●	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;

●	legal proceedings and/or the outcome of and/or negative perceptions associated therewith;

●	planned capital expenditures (including the amount and nature thereof);

●	increases in oil and gas production;

●	changes in the market price of oil and gas;

●	changes in the number of drilling rigs available;

●	the number of wells we anticipate drilling in the future;

●	estimates, plans, and projections relating to acquired properties;

●	the number of potential drilling locations;

●	our ability to maintain our NYSE listing;

●	the voting and conversion rights of our preferred stock;

●	the effects of global pandemics, such as COVID-19 on our operations, properties, the market for oil and gas, and the demand for oil and gas; and

●	our financial position, business strategy, and other plans and objectives for future operations.

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, and the following factors:

●	the availability of funding and the terms of such funding;

●	our ability to integrate and realize the benefits from future acquisitions that we may complete, including the pending Merger with Viking;

●	our ability to timely close the Viking Merger on the terms disclosed and closing conditions associated therewith;

●	significant dilution caused by the conversion of Series C Preferred Stock into common stock, as well as downward pressure on our stock price as a result of the sale of such shares;

●	our growth strategies;

●	anticipated trends in our businesses;

●	our ability to repay outstanding loans and satisfy our outstanding liabilities;

●	our ability to collect amounts due under outstanding promissory notes owed to us, and the holder’s ability and willingness to pay the interest due thereunder and principal thereon;

●	our liquidity and ability to finance our acquisition and development strategies;

●	market conditions in the oil and gas and pipeline services industries;

●	the timing, cost, and procedure for future acquisitions;

●	the impact of operational hazards;

●	the outcome of competitive bids;

●	customer defaults;

●	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;

●	legal proceedings and/or the outcome of and/or negative perceptions associated therewith;

●	planned capital expenditures (including the amount and nature thereof);

●	increases in oil and gas production;

●	changes in the market price of oil and gas;

●	changes in the number of drilling rigs available;

●	the number of wells we anticipate drilling in the future;

●	estimates, plans, and projections relating to acquired properties, businesses, and operations;

●	the number of potential drilling locations;

●	our ability to maintain our NYSE American listing; and

●	our financial position, business strategy, and other plans and objectives for future operations.

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

Overview

Corporate History and Operations

Camber Energy, Inc., a Nevada corporation, is based in Houston, Texas. We are currently primarily engaged in the acquisition, development, and sale of crude oil, natural gas, and natural gas liquids from various known productive geological formations in Louisiana and Texas. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc., effective June 9, 2006, and effective January 4, 2017, the Company changed its name to Camber Energy, Inc. After the divestiture of our South Texas properties during fiscal 2019, we initiated discussions with several potential acquisition and merger candidates to diversify our operations. Additionally, from the July 8, 2019 acquisition of Lineal, until the divestiture of Lineal effective on December 31, 2019, each as discussed in further detail under “Part I. Financial Information – Item 1. Financial Statements” – “Note 11 – Lineal Merger Agreement and Divestiture”, the Company was involved in the oil and gas services industry.

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

On December 31, 2019, the Company entered into and closed the transactions contemplated by a Preferred Stock Redemption Agreement, by and between the Company, Lineal, and the holders of the Company’s Series E Preferred Stock and Series F Preferred Stock (the “Redemption Agreement” and the “Preferred Holders”). Pursuant to the Redemption Agreement, effective as of December 31, 2019, each holder of Series E Preferred Stock transferred such Series E Preferred Stock to Camber in consideration for their pro-rata share (except as discussed below in connection with the Series F Preferred Stock holder, who was also a holder of Series E Preferred Stock) of 100% of the Common Shares of Lineal and the holder of the Series F Preferred Stock transferred such Series F Preferred Stock (and such Series E Preferred Stock shares held by such holder) to Camber in consideration for 100% of the Preferred Shares of Lineal and as a result, ownership of 100% of Lineal was transferred back to the Preferred Holders, the original owners of Lineal prior to the Lineal Merger. Additionally, all of the Series E Preferred Stock and Series F Preferred Stock of the Company were automatically canceled and deemed redeemed by the Company and the Series F Holder waived and forgave any and all accrued dividends on the Series F Preferred Stock. See also – “Note 1 – General” and “Note 11 – Lineal Merger Agreement and Divestiture”, to the consolidated unaudited financial statements included under “Part I. – Item 1. Financial Statements”.

On February 3, 2020, the Company entered into an Agreement and Plan of Merger, which was amended and restated by an Amended and Restated Agreement and Plan of Merger entered into with Viking on August 31, 2020, and which has been further amended to date (as further amended to date, the “Merger Agreement”) with Viking Energy Group, Inc. (“Viking”). The Merger Agreement provides that a newly-formed wholly-owned subsidiary of the Company (“Merger Sub”) will merge with and into Viking (the “Merger”), with Viking surviving the Merger as a wholly-owned subsidiary of the Company, as described in greater detail below.

Moving forward, the Company plans to complete the Merger with Viking and then focus on growing through the development of Viking’s properties while also seeking new acquisitions to grow its oil and gas production and revenues through the combined entity. The Company anticipates raising additional financing to complete acquisitions following the closing of the Merger, which may be through the sale of debt or equity. As described below, the Merger is subject to various closing conditions that may not be met pursuant to the contemplated timeline, if at all.

Recent Events

Viking Plan of Merger

On February 3, 2020, the Company and Viking entered into the original Agreement and Plan of Merger Agreement which was amended and restated by an Amended and Restated Merger Agreement entered into between the parties on August 31, 2020, which has been further amended. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each share of common stock of Viking (the “Viking Common Stock”) issued and outstanding, other than certain shares owned by the Company, Viking and Merger Sub, will be converted into the right to receive the pro rata share (when including the Viking preferred stock conversion rights (defined below)) of 80% of the Company’s post-closing capitalization (excluding shares issuable upon conversion of the Series C Preferred Stock of the Company); and (b) each share of Viking preferred stock outstanding immediately prior to the effective time will be converted into one share of Camber Series A Preferred Stock, which preferred stock will have the right to vote, and convert into, that number of shares of Camber common stock that its holder would have received in the Merger, had such holder fully converted the Viking preferred stock into Viking common stock immediately prior to the Effective Time (the “Viking preferred stock conversion rights”). Holders of Viking Common Stock will have any fractional shares of Company common stock after the Merger rounded up to the nearest whole share. The completion of the Merger is subject to certain closing conditions.

The Merger Agreement can be terminated (i) at any time with the mutual consent of the parties; (ii) by either the Company or Viking if any governmental consent or approval required for closing is not obtained, or any governmental entity issues a final non-appealable order or similar decree preventing the Merger; (iii) by either Viking or the Company if the Merger shall not have been consummated on or before December 31, 2020, subject to certain exceptions; (iv) by the Company or Viking, upon the breach by the other of a term of the Merger, which is not cured within 30 days of the date of written notice thereof by the other; (v) by the Company if Viking is unable to obtain the affirmative vote of its stockholders for approval of the Merger; (vi) by Viking if the Company is unable to obtain the affirmative vote of its stockholders required pursuant to the terms of the Merger Agreement; and (vii) by Viking or the Company if the other party’s directors change their recommendation to their stockholders to approve the Merger, subject to certain exceptions set forth in the Merger Agreement, or if there is a willful breach of the Merger Agreement by the other party thereto.

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

As of the date of the filing, the Company holds a 30% interest in Elysium, which through its wholly-owned subsidiary, holds certain working interests and overriding royalty interests in oil and gas properties in Texas (approximately 71 wells in 11 counties) and Louisiana (approximately 52 wells in 6 parishes), along with associated wells and equipment, and was producing an average of approximately 2,200 Boe per day for the quarter ended September 30, 2020.

Series C Preferred Stock Corrections and Amendments

On December 14, 2020, the Company, with the approval of the Board of Directors of the Company, and the sole holder of the Company’s Series C Preferred Stock, filed a certificate of corrections with the Secretary of State of Nevada to correct the original designation of the Series C Preferred Stock and the first amended and restated designation thereof, to correct certain errors which were identified in such designations, which failed to clarify, in error, that (A) the failure of any holder of Series C Preferred Stock to receive the number of shares of common stock due upon conversion of Series C Preferred Stock within five trading days of any conversion notice, and any halt or suspension of trading of the Company’s common stock on its then applicable trading market or by any U.S. governmental agency, for 10 or more consecutive trading days, should not have been ‘deemed liquidation events’ under the Series C Preferred Stock designation, unless such events were due to the occurrence of an event that is solely within the control of the Company; (B) the Company was not required to redeem any shares of Series C Preferred Stock for cash solely because the Company does not have sufficient authorized but unissued shares of common stock to issue upon receipt of a notice of conversion or upon a maturity conversion (where the remaining shares of Series C Preferred Stock convert into common stock of the Company automatically on the seven year anniversary date of the Series C Preferred Stock)(a “Maturity Conversion”); and (C) that a Maturity Conversion is only required to occur to the extent that the Company has sufficient authorized but unissued shares of common stock available for issuance upon conversion in connection therewith. The corrections were made solely to match the agreements to the original intent of the parties. The parties determined the corrections were needed because without such corrections, under ASC480-10- S99-3A5 and ASC 480-10-S99-3A3(f), the non-corrected designations could have required the Series C Preferred Stock to be classified as temporary equity due to the foregoing events being outside the Company’s control. The embedded conversion meets the requirements to be considered permanent equity as stipulated under ASC 815-40-25, under an assessment of the option as a freestanding instrument, as the option requires net share settlement and the issuer has the choice to settle in cash if it wishes.

The corrections were effective as of the original filing dates with the Secretary of State of Nevada of the Company’s original Series C Preferred Stock designation (August 25, 2016) and the Company’s first amended and restated Series C Preferred Stock designation (July 8, 2019), subject to certain exceptions set forth in the Nevada Revised Statutes.

Also on December 14, 2020, the Company, with the approval of the Board of Directors of the Company, and the sole holder of the Company’s Series C Preferred Stock, filed a second amended and restated designation of the Series C Preferred Stock with the Secretary of State of Nevada which was effective upon filing (the “Second Amended and Restated Designation”), which amended the first amended and restated designation of the Series C Preferred Stock (as corrected), to include the right of the Company to redeem all (but not less than all) of the outstanding shares of Series C Preferred Stock at a redemption price equal to 110% of the face value of such preferred stock ($10,000 per share), at the Company’s option, at any time, in the event the Company is not in default of any of the terms of any Stock Purchase Agreement pursuant to which such applicable shares of Series C Preferred Stock were sold; (b) update the conversion price of the face amount ($10,000 per share) of the Series C Preferred Stock in connection with the Company’s prior 1-for-50 reverse stock split (i.e., to confirm the change in such conversion price from $3.25 per share to $165.50 per share), which had no effect on the conversion rate of conversion premiums due under the terms of the Series C Preferred Stock, and which conversion price was already being reflected in prior conversion notices after the date of such reverse split; (c) formally amend the measurement period for the calculation of the conversion premiums due under the terms of the Series C Preferred Stock to begin on the later of February 3, 2020 or, if no trigger event (as described in the designation of the Series C Preferred Stock) has occurred, 30 trading days, and if a trigger event has occurred 60 trading days, before the date of an applicable conversion notice, which had previously been agreed to contractually by the parties (i.e., the beginning of each future measurement period for conversions made after February 3, 2020, will extend back to February 3, 2020); and (d) update the references in the designation to the “Merger” which had previously referred to the Company’s combination with Lineal Star Holdings, LLC, which transaction was rescinded and terminated effective December 31, 2019, to refer to the planned merger with Viking Energy Group, Inc., which has the effect of the Viking merger being approved by the holder of the Series C Preferred Stock and not being a ‘deemed liquidation event’ under the Second Amended and Restated Designation.

Discover Exchange Agreement, Promissory Note and Security Agreement

On December 11, 2020, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Discover (the “Investor”), the sole shareholder of the Company’s Series C Preferred Stock. The transactions contemplated by the Exchange Agreement closed on December 11, 2020. Pursuant to the Exchange Agreement, as an accommodation to the Company, and in order to reduce the potential dilutive impact of the Series C Preferred Stock, by reducing the number of outstanding shares of Series C Preferred Stock, the Investor exchanged 600 shares of Series C Preferred Stock (the “Exchanged Shares”), which had an aggregate face value of $6,000,000 (600 shares each with a face value of $10,000 per share), for a $6,000,000 secured Promissory Note (the “Investor Note”). The Company is in the process of obtaining the Exchanged Shares from the Investor and plans to cancel such shares once transferred.

33

Pursuant to the Exchange Agreement (a) the Investor waived all prior breaches and defaults that occurred prior to the date of the Exchange Agreement or that may continue or occur for 90 days thereafter, under any agreements entered into with the Investor relating to the acquisition of shares of Series C Preferred Stock (the “90 Day Period”), and waived all rights and remedies with respect to any such breaches and defaults; (b) we agreed to timely file all reports required by the Securities and Exchange Commission (the “SEC”) for so long as the Investor holds any Series C Preferred Stock (provided the Company was provided until December 31, 2020, to file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2020); (c) we agreed to indemnify and hold the Investor, its affiliates, managers and advisors, and their related parties, harmless from any losses related to any breach of the Exchange Agreement (or other transaction documents), and from any action by the Company or a creditor or stockholder of the Company, challenging the transactions contemplated by the Exchange Agreement and related agreements, except to the extent finally adjudicated to be caused solely by such indemnified party’s unexcused material breach of an express provision of the Exchange Agreement or related agreements; (d) we agreed to reserve from our outstanding common stock, shares of common stock to allow for the conversion of the outstanding Series C Preferred Stock (subject to the 90 Day Period); (e) the Investor agreed to vote all shares of common stock which it holds as of the record date for any shareholder meeting in favor of the Company’s previously announced pending plan of merger with Viking (the “Merger”), and the other proposals that are recommended for approval by the Board of Directors of the Company in the proxy statement filed in connection with such Merger; (f) the Investor agreed to the Merger and agreed to waive any rights it may have (including favored nations, anti-dilution and/or reset rights) in connection therewith; (g) we acknowledged that the Investor had previously provided notice to the Company of its intent to increase the beneficial ownership limitation set forth in the designation of the Series C Preferred Stock to 9.99%, and that such limitation will continue to apply moving forward; and (h) we provided the Investor and its related parties a general release.

The Exchange Agreement also amended the June 22, 2020 Stock Purchase Agreement previously entered into with the Investor, pursuant to which the Investor purchased 630 shares of Series C Preferred Stock, to remove from such June 22, 2020 agreement (i) the prohibition on the Investor transferring and/or selling shares of Series C Preferred Stock; and (ii) the repurchase obligation, which required the Company to redeem for cash, at 110% of the face value thereof ($10,000 per share), all 630 shares of Series C Preferred Stock sold by the Company in June 2020, in the event the Merger did not close by the required date set forth in the plan of merger relating thereto (as amended from time to time), and all similar provisions in any prior agreements entered into between the Company and the Investor.

The Investor Note has a balance of $6,000,000 and accrues interest at the rate of 10% per annum, which increases to the highest non-usurious rate of interest allowed under applicable law upon the occurrence of an event of default, which interest is due on the maturity date, which maturity date is the earlier of (a) December 11, 2022 (which may be extended with the mutual consent of the parties and a written amendment to the Investor Note signed by the Investor); (b) March 11, 2021, in the event the Merger does not close or is not fully consummated by such date; and (c) the date a change of control of the Company occurs, which includes any person becoming the beneficial owner of more than 50% of the combined voting power of the Company (a “Change in Ownership”), or the approval of (1) a plan of complete liquidation, (2) an agreement for the sale or disposition of all or substantially all the Company’s assets, or (3) a merger (other than a merger for purposes of redomiciling the Company), consolidation, or reorganization of the Company, which would result in a Change in Ownership, provided that the closing of the Merger will not trigger a change of control (or Change in Ownership). The Investor Note includes customary events of default. Upon the occurrence of an event of default the Investor has the right to accelerate the full amount of the Investor Note and all interest thereon, to enforce its rights under the Security Agreement, and take other actions allowed under applicable law.

Payment of the Investor Note and performance of the Company’s obligations thereunder is required to be guaranteed by all subsidiaries or entities controlled or owned by the Company, or which may be owned after the date of the Investor Note, provided that no guarantees have been entered into to date. The Investor Note may be assigned by the Investor subject to compliance with applicable securities laws. The Company may prepay the Investor Note at any time.

The payment of amounts due under the Investor Note is secured by the terms of a Security Agreement entered into by the Company in favor of the Investor, which provides the Investor a first priority security interest in substantially all of our assets (the “Security Agreement”). If an event of default occurs under the Investor Note, the Investor can enforce its rights under the Security Agreement and foreclose on our assets in order to satisfy amounts owed thereunder.

Corporate Information and Summary of Current Operations

Our website address is http://www.camber.energy. Our fiscal year ends on the last day of March of each year. The information on, or that may be accessed through, our website is not incorporated by reference into this report and should not be considered a part of this report. We refer to the twelve-month periods ended March 31, 2021, 2020, and March 31, 2019, as our 2021 Fiscal Year, 2020 Fiscal Year, and 2019 Fiscal Year, respectively.

As of September 30, 2020, the Company had leasehold interests (working interests) covering approximately 221 / 3,500 (net/gross) acres, producing from the Cline and Wolfberry formations. The remaining Texas acreage as of March 31, 2020, consisted of leasehold covering approximately 555 / 638 (net/gross) acres and wellbores located in the Panhandle in Hutchinson County, Texas, which was acquired by the Company in March 2018, and which was transferred as part of the PetroGlobe settlement discussed in “Part I. Financial Information – Item 1. Financial Statements” – “Note 9 – Commitments and Contingencies” – “Legal Proceedings”, in July 2020.  On May 30, 2019, the Company received a Severance Order from the Texas Railroad Commission (the “TRC”) for noncompliance with TRC rules, suspending the Company's ability to produce or sell oil and gas from its Panhandle leases in Hutchinson County, Texas, until certain well performance criteria are met. The Company subsequently followed TRC procedures in order to regain TRC compliance for the Panhandle wells. Additionally, as a result of a notice from its working interest partner, PetroGlobe Energy, and related litigation, all prior production on the Panhandle wells was held in suspense for the past several fiscal quarters. The Company cured the issues raised by the TRC transferred its ownership of its Hutchinson County, Texas properties, and wells to PetroGlobe on July 16, 2020. As a result of such transfer, the Company no longer holds any interests in such Hutchinson County, Texas wells, or assets.

As of September 30, 2020, Camber was producing an average of approximately 28.1 net barrels of oil equivalent per day (“Boepd”) from 25 active wellbores. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. Our production sales totaled 5,138 Boe, net to our interest, for the six months ended September 30, 2020. At September 30, 2020, Camber’s total estimated proved producing reserves were 133,442 Boe, of which 98,600 Bbls were crude oil and NGL reserves, and 207,823 Mcf were natural gas reserves. None of these reserves relate to the Company’s Panhandle properties, which has since been divested. Camber holds an interest in 25 producing wells in Glascock County.

On July 12, 2018, we entered into an Asset Purchase Agreement, which closed on September 26, 2018, with N&B Energy. Pursuant to the Asset Purchase Agreement and the related Assumption Agreement, the Company transferred a significant portion of its assets to N&B Energy in consideration for N&B Energy assuming all of its debt owed to International Bank of Commerce.

Notwithstanding the sale of the Company’s assets to N&B Energy, the Company retained its assets in Glasscock County and Hutchinson County, Texas (which Hutchinson County, Texas assets have now been divested), and also retained a 12.5% production payment (effective until a total of $2.5 million has been received); a 3% overriding royalty interest in its existing Okfuskee County, Oklahoma asset; and an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignments of Overriding Royalty Interests. No payments were received in regard to any of the retained items noted through September 30, 2020, or through the date of this filing.

As of September 30, 2020, Camber had no employees and utilized independent contractors on an as-needed basis.

Moving forward, the Company plans to complete the Merger with Viking and then focus on growing through the development of Viking’s properties while also seeking new acquisitions to grow its oil and gas production and revenues through the combined entity. The Company anticipates raising additional financing to complete acquisitions following the closing of the Merger, which may be accomplished through the sale of debt or equity. As described above, the Merger is subject to various closing conditions that may not be met pursuant to the contemplated timeline, if at all.

Recent Reverse Stock Splits and Amendments to Articles

On March 1, 2018, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect a 1-for-25 reverse stock split of all outstanding common stock shares of the Company which was effective on March 5, 2018. On December 20, 2018, the Company filed a Certificate of Change with the Secretary of State of Nevada to effect another 1-for-25 reverse stock split of the Company’s (a) authorized shares of common stock (from 500,000,000 shares to 20,000,000 shares); and (b) issued and outstanding shares of common stock, which was effective on December 24, 2018. Effective on April 10, 2019, the Company amended its Articles of Incorporation to increase the number of the Company’s authorized shares of common stock, $0.001 par value per share, from 20,000,000 shares to 250,000,000 shares. On July 3, 2019, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect another 1-for-25 reverse stock split of all outstanding common stock shares of the Company, which was effective on July 8, 2019. On October 28, 2019, the Company filed a Certificate of Change with the Secretary of State of Nevada to effect a 1-for-50 reverse stock split of the Company’s (a) authorized shares of common stock (from 250,000,000 shares to 5,000,000 shares); and (b) issued and outstanding shares of common stock. The reverse stock split was effective on October 29, 2019. The effect of the reverse stock split was to combine every 50 shares of outstanding common stock into one new share, with a proportionate 1-for-50 reduction in the Company’s authorized shares of common stock, but with no change in the par value per share of the common stock. The result of the reverse stock split was to reduce the number of common stock shares outstanding on the effective date of the reverse, from approximately 74.5 million shares to approximately 1.5 million shares (prior to rounding). Effective on April 16, 2020, with the approval of the Company’s stockholders at its April 16, 2020, special meeting of stockholders, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized shares of common stock to 25 million shares of common stock, which filing was effective the same date.

All issued and outstanding shares of common stock, conversion terms of preferred stock, options and warrants to purchase common stock, and per share amounts contained herein have been retroactively adjusted to reflect the reverse splits for all periods presented.

Industry Segments

Our operations during the three and six months ended September 30, 2020, were all crude oil and natural gas exploration and production related. For the three and six months ended September 30, 2019, our operations were all crude oil and natural gas exploration and production related, except that from July 8, 2019, to December 31, 2019 (which September 30, 2019 period included such operations through September 30, 2019), we also owned and operated Lineal, which operated as an oil and gas service company and generated oil and gas service revenues. As described above under “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 11 – Lineal Merger Agreement and Divestiture”, on December 31, 2019, we divested our entire interest in Lineal. In conjunction with the Lineal Divestiture, all contract revenue (oil and gas service revenue) has been included in “Loss from Discontinued Operations” for the three and six months ended September 30, 2019, on the statement of operations.

Operations

Oil and Gas Properties

We operate and invest in areas that are known to be productive, with a reasonably established production history, to decrease geological and exploratory risk. The Company has certain interests in wells producing from various formations in Louisiana and Texas.

From July 8, 2019, to December 31, 2019, we also owned and operated Lineal, which operated as an oil and gas service company and generated oil and gas service revenues. As described above under “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 11 – Lineal Merger Agreement and Divestiture”, on December 31, 2019, we divested our entire interest in Lineal.

Financing

A summary of our financing transactions, funding agreements, and other material funding and loan transactions can be found under “Part I. Financial Information – Item 1. Financial Statements” – “Note 1 – General”, “Note 5 – Plan of Merger and Investment In Unconsolidated Entity”, “Note 6 – Long-Term Notes Receivable”, “Note 11 – Lineal Merger Agreement and Divestiture” and “Note 13 – Stockholders’ Equity (Deficit)”, above.

The Company believes that it will not have sufficient liquidity to operate as a going concern for the next twelve months following the issuance of the financial statements included herein unless it can close the Viking Merger, which is the Company’s current plan, which Merger is anticipated to close in the fourth calendar quarter of 2020 or first quarter of calendar 2021, pursuant to certain conditions in the Merger Agreement.

Market Conditions and Commodity Prices

Our financial results depend on many factors, particularly the price of natural gas, natural gas liquids, and crude oil and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by weather conditions, inventory storage levels, basis differentials, and other factors. As a result, we cannot accurately predict future commodity prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our production volumes or revenues. We expect prices to remain volatile for the remainder of the year. For information about the impact of realized commodity prices on our crude oil revenues, refer to “Results of Operations” below.

Novel Coronavirus (“COVID-19”)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020, and a global pandemic on March 11, 2020. In March and April, many U.S. states and local jurisdictions, including Texas, where the Company has its operations, began issuing ‘stay-at-home’ orders, which continue in various forms as of the date of this report. Notwithstanding the above, because all of the Company’s properties are non-operated, the Company’s operations have not been materially affected by COVID-19 to date.

However, the oil and gas industry experienced multiple factors that lowered both the demand for and prices of, oil and gas as a result of the pandemic. First, the COVID-19 pandemic lowered global demand for hydrocarbons, as social distancing and travel restrictions were implemented across the world. Second, the lifting of the Organization of the Petroleum Exporting Countries (OPEC)+ supply curtailments, and the associated increase in production of oil, drove the global supply of hydrocarbons higher through the first quarter of calendar 2020. In addition, while global gross domestic product (GDP) growth was impacted by COVID-19 during the first nine months of calendar 2020, we expect GDP to continue to decline globally throughout the remainder of calendar 2020 and for at least the early part of calendar 2021, as a result of the COVID-19 pandemic. As a result, we expect oil and gas-related markets will continue to experience significant volatility in 2020 and 2021.

COVID-19 has impacted the operations of Lineal Holdings, LLC (“Lineal”) which currently owes the Company $2,339,719 (see “Part I. Financial Information – Item 1. Financial Statements” – “Note 11 – Lineal Merger Agreement and Divestiture”), and has notified the Company that it currently has insufficient liquidity to make scheduled interest payments due under the notes. The Company is in negotiations with Lineal to restructure the notes receivable.

The full extent of the impact of COVID-19 on our business and operations currently cannot be estimated and will depend on a number of factors including the scope and duration of the global pandemic.

Currently, we believe that we have sufficient cash on hand to support our operations for the foreseeable future, through the closing of the Merger Agreement; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the pandemic.

The pandemic is developing rapidly and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, as well as the potential seasonality of new outbreaks.

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three-month periods and six-month periods ended September 30, 2020, and 2019 should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q under “Part I. Financial Information – Item 1. Financial Statements”. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended September 30, 2020, vs. Three Months Ended September 30, 2019

We reported a net loss for the three months ended September 30, 2020, of $2.1 million, or $0.19 per share of common stock. We reported a net loss for the three months ended September 30, 2019, of $0.3 million, or $4.40 per share of common stock. The increase in net loss of $1.8 million relates primarily to the $1.1 million loss associated with the operations of Elysium, an unconsolidated entity, the reserve of approximately $0.2 million of notes receivable from Lineal, and the decline in oil and gas operations in the current quarter due to the decreased demand due to COVID-19.

Oil and Gas Exploration and Production Segment Information

The following table sets forth the operating results and production data for our oil and gas exploration and production segment, for the periods indicated:

	Three Months Ended September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	990	1,288	(298)	(23)%
Natural Gas (Mcf)	3,550	5,828	(2,278)	(39)%
NGL (Gallons)	35,671	50,928	(15,257)	(30)%
Total (Boe)(1)	2,431	3,472	(1,041)	(30)%

Crude Oil (Bbls per day)	11	14	(3)	(21)%
Natural Gas (Mcf per day)	39	63	(24)	(38)%
NGL (Gallons per day)	388	554	(166)	(30)%
Total (Boe per day)(1)	26	38	(12)	(32)%

Average Sale Price:
Crude Oil ($/Bbl)	$46.31	$51.85	$(5.54)	(11)%
Natural Gas ($/Mcf)	$1.31	$2.12	$(0.81)	(38)%
NGL ($/Bbl)	$8.21	$11.24	$(3.03)	(27)%

Net Operating Revenues:
Crude Oil	$45,846	$66,786	$(20,940)	(31)%
Natural Gas	4,643	12,343	(7,700)	(62)%
NGL	6,969	13,624	(6,655)	(49)%
Total Oil and Gas Revenues	$57,458	$92,753	$(35,295)	(38)%

Sales volumes decreased by approximately 30% from the three months ended September 30, 2019, compared to the three months ended September 30, 2020, primarily due to a significant drop in the market price of oil and gas compared to the same period in the prior year, due mainly to decreased demand due to COVID-19, including an approximate 11% decline in the average sales price of crude oil.

(1) Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Direct lease operating expense	$14,124	$171,452	$(157,328)	(92)%
Other	13,098	17,031	(3,933)	(23)%
Lease Operating Expenses	$27,222	$188,483	$(161,261)	(86)%

Severance and Property Taxes	$2,126	$4,031	$(1,905)	(47)%
Depreciation, Depletion, Amortization, and Accretion Expense	2,837	3,592	(755)	(21)%
General and Administrative Expenses (“G&A”)(excluding share-based compensation)	816,413	940,483	(124,070)	(13)%
Share-Based Compensation	36,502	—	36,502	100%
Total G & A Expense	852,915	940,483	(87,568)	(9)%

Interest Expense	$—	$4,174	$(4,174)	(100)%
Loss from Unconsolidated Entity	$1,056,766	$—	$1,056,766	100%
Other Expense (Income), Net	$172,100	$(9,278)	$181,378	1,955%

Lease Operating Expenses

There was a decrease in lease operating expense of approximately $161,000 when comparing the current quarter to the prior year’s quarter. The decrease is primarily due to the decline in production due to significant price declines as a result of decreased demand due to COVID-19 and governmental responses thereto and declines in costs related to the divestiture of the Company’s Panhandle, Texas properties in July 2020.

Depreciation, Depletion, Amortization, and Accretion (“DD&A”)

DD&A decreased for the current quarter as compared to the prior year’s quarter by approximately $1,000 due to the decline in production due to significant price declines.

General and Administrative (G&A) Expenses (Excluding Share-Based Compensation)

G&A expenses (excluding share-based compensation) decreased by approximately $0.1 million for the three months ended September 30, 2020, compared to the prior year’s period. The decrease was due primarily to costs incurred in the prior year’s period related to the Lineal Merger that were not present in the current period.

Share-Based Compensation

Share-based compensation increased by $37,000 for the three months ended September 30, 2020, compared to the prior year’s period, due primarily to the value of restricted common shares issued for consulting fees in the current period.

Interest Expense

Interest expense decreased by approximately $4,000 for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, due to the absence of any interest-bearing obligations in the current period.

Loss from Unconsolidated Entity

Loss from unconsolidated entity for the three months ended September 30, 2020, increased by approximately $1.1 million, when compared to the three months ended September 30, 2019, due to the inclusion of the equity loss of Elysium Holdings, LLC, which the Company acquired 25% of on February 3, 2020, and an additional 5% of on June 25, 2020 (30% total).

Other Expense (Income), Net

Other expense, net, for the three months ended September 30, 2020, decreased by approximately $0.2 million, compared to the same period ended September 30, 2019, due primarily to the partial allowance of $0.2 million of the loans due from Lineal and related accrued interest.

Six Months Ended September 30, 2020, vs. Six Months Ended September 30, 2019

We reported a net loss for the six months ended September 30, 2020, of $3.7 million, or $0.51 per share of common stock. We reported a net loss for the six months ended September 30, 2019, of $1.6 million, or $20.57 per share of common stock. The increase in net loss of $2.1 million relates primarily to the partial allowance of $0.2 million of the notes receivable from Lineal and associated accrued interest and the $2.1 million loss associated with the operations of Elysium, an unconsolidated entity, which we owned 30% of as of September 30, 2020, and held 25% of as of March 31, 2020 (having first acquired such 25% interest on February 3, 2020, and an additional 5% interest on June 25, 2020).

Oil and Gas Exploration and Production Segment Information

The following table sets forth the operating results and production data for our oil and gas exploration and production segment, for the periods indicated:

	Six Months Ended September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	2,182	2,849	(667)	(23)%
Natural Gas (Mcf)	7,221	10,178	(2,957)	(29)%
NGL (Gallons)	73,587	97,828	(24,241)	(25)%
Total (Boe)(1)	5,138	6,874	(1,736)	(25)%

Crude Oil (Bbls per day)	12	16	(4)	(25)%
Natural Gas (Mcf per day)	39	56	(17)	(30)%
NGL (Gallons per day)	402	535	(133)	(25)%
Total (Boe per day)(1)	28	38	(10)	(26)%

Average Sale Price:
Crude Oil ($/Bbl)	$30.99	$56.34	$(25.35)	(45)%
Natural Gas ($/Mcf)	$1.22	$1.92	$(0.70)	(36)%
NGL ($/Bbl)	$8.39	$14.63	$(6.24)	(43)%

Net Operating Revenues:
Crude Oil	$67,635	$160,485	$(92,850)	(58)%
Natural Gas	8,807	19,547	(10,740)	(55)%
NGL	14,705	34,072	(19,367)	(57)%
Total Oil and Gas Revenues	$91,147	$214,104	$(122,957)	(57)%

Sales volumes decreased by approximately 25% from the six months ended September 30, 2019, compared to the six months ended September 30, 2020, due to a significant drop in the market price of oil and gas compared to the same period in the prior year, due mainly to decreased demand due to COVID-19, including an approximate 45% decline in the average sales price of crude oil.

(1)	Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Six Months Ended September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Direct lease operating expense	$71,672	$279,430	$(207,758)	(74)%
Other	24,841	32,610	(7,769)	(24)%
Lease Operating Expenses	$96,513	$312,040	$(215,527)	(69)%

Severance and Property Taxes	$3,475	$6,605	$(3,130)	(47)%
Depreciation, Depletion, Amortization, and Accretion	5,132	7,834	(2,702)	(34)%
General and Administrative (Excluding Share-Based Compensation) (“G&A”)	1,503,076	2,243,049	(739,973)	(33)%
Share-Based Compensation	36,502	29,425	7,077	24%
Total G & A Expense	1,539,578	2,272,474	(732,896)	(32)%

Interest Expense	$—	$5,021	$(5,021)	(100)%
Loss from Unconsolidated Entity	$2,140,121	$—	$2,140,121	100%
Other Expense (Income), Net	$(42,532)	$(63,540)	$21,008	33%

Lease Operating Expenses

There was a decrease in lease operating expense of approximately $216,000 when comparing the current quarter to the prior year’s quarter. The decrease is primarily due to the decline in production due to significant price declines as a result of decreased demand due to COVID-19 and governmental responses thereto and the decline in costs associated with our Panhandle, Texas properties which were divested in July 2020.

Depreciation, Depletion, Amortization, and Accretion (“DD&A”)

DD&A decreased for the current quarter as compared to the prior year’s quarter by approximately $3,000 due to the decline in production due to significant price declines

General and Administrative (G&A) Expenses Excluding Share-Based Compensation

G&A expenses (excluding share-based compensation) decreased by approximately $740,000 for the six months ended September 30, 2020, compared to the prior year’s period. The decrease was due primarily to costs incurred in the prior year’s period related to the Lineal Merger that were not present in the current period.

Share-Based Compensation

Share-based compensation increased by approximately $7,000 for the six months ended September 30, 2020, compared to the prior year’s period. The increase was due primarily to a slight increase in the value of restricted shares of common stock issued related to consulting agreements during the current period.

Interest Expense

Interest expense for the six months ended September 30, 2020, decreased by approximately $5,000 when compared to the six months ended September 30, 2019, due to the absence of any interest-bearing obligations in the current period.

Loss from Unconsolidated Entity

Loss from unconsolidated entity for the six months ended September 30, 2020, increased by approximately $2.1 million when compared to the six months ended September 30, 2019, due to the inclusion of the equity loss of Elysium Holdings, LLC, which the Company acquired 25% of on February 3, 2020, and an additional 5% of on June 25, 2020.

Other Expense (Income), Net

Other expense, net, for the six months ended September 30, 2020, decreased by approximately $21,000, compared to the same period ended September 30, 2019, due to the partial impairment of the notes receivable from Lineal and related accrued interest and the elimination of other income from Lineal.

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

Additionally, recent oil and gas price volatility as a result of geopolitical conditions and the global COVID-19 pandemic has already had, and are expected to continue to have, a negative impact on the Company’s financial position and results of operations. Negative impacts could include but are not limited to: the Company’s ability to sell its oil and gas production, reduction in the selling price of the Company’s oil and gas, failure of a counterparty to make required payments, possible disruption of production as a result of worker illness or mandated production shutdowns or ‘stay-at-home’ orders, and access to new capital and financing.

Our primary sources of cash for the six months ended September 30, 2020, and 2019, were from funds generated from the sale of preferred stock. The primary uses of cash were funds used in operations and for the six months ended September 30, 2020, funds invested in connection with Viking’s Rule 506(c) convertible note offering, as described above under “Part I. Financial Information – Item 1. Financial Statements” – “Note 5 – Plan of Merger and Investment In Unconsolidated Entity”, and “Note 6 – Long-Term Notes Receivable”. As of September 30, 2020, the Company had a working capital deficit of approximately $0.1 million. The Company believes that it will not have sufficient liquidity to operate as a going concern for the next twelve months following the issuance of the financial statements included herein unless it can close the Viking Merger, which is the Company’s current plan, which Merger is anticipated to close in the fourth calendar quarter of 2020 or first calendar quarter of 2021.

Pursuant to the December 31, 2019 Redemption Agreement, we entered into a new unsecured promissory note in the amount of $1,539,719 with Lineal, evidencing the repayment of the prior July 2019 Lineal Note, together with additional amounts loaned by Camber to Lineal through December 31, 2019; and loaned Lineal an additional $800,000, which was evidenced by an unsecured promissory note in the amount of $800,000, entered into by Lineal in favor of the Company on December 31, 2019. The December 2019 Lineal Note and Lineal Note No. 2, accrue interest, payable quarterly in arrears, beginning on March 31, 2020, and continuing until December 31, 2021, when all interest and principal is due, at 8% and 10% per annum (18% upon the occurrence of an event of default), respectively. The December 2019 Lineal Note and Lineal Note No. 2 are unsecured. COVID-19 has impacted the operations of Lineal and Lineal has notified the Company that it currently has insufficient liquidity to make scheduled interest payments due under the notes. The Company is in negotiations with Lineal to restructure the notes receivable and reserved $115,719 of the notes subject to the completion of the negotiations. Such loans are described in greater detail above under “Part I. Financial Information – Item 1. Financial Statements” – “Note 1 – General”, “Note 6 – Long-Term Notes Receivable” and “Note 11 – Lineal Merger Agreement and Divestiture”.

On February 3, 2020, the Company and Discover entered into a Stock Purchase Agreement pursuant to which Discover purchased 525 shares of Series C Preferred Stock for $5 million, at a 5% original issue discount to the $10,000 face value of such preferred stock.

On February 3, 2020, we advanced the $5.0 million raised from the sale of Series C Preferred Stock to Discover to Viking, and Viking provided us, among other things, a $5 million, 10.5% Secured Promissory Note. On June 25, 2020, we advanced an additional $4.2 million to Viking in consideration for, among other things, an additional 10.5% Secured Promissory Note in the principal amount of $4.2 million. The Secured Notes accrue interest at the rate of 10.5% per annum, payable quarterly, and are due and payable on February 3, 2022. The notes include standard events of default, including certain defaults relating to the trading status of Viking’s common stock and change of control transactions involving Viking. The Secured Notes can be prepaid at any time with prior notice as provided therein, and together with a pre-payment penalty equal to 10.5% of the original amount of the Secured Notes. The Secured Notes are secured by a security interest, pari passu with the other investors in Viking’s Secured Note offering (subject to certain pre-requisites) in Viking’s 70% ownership of Elysium and 100% of Ichor Energy Holdings, LLC. Additionally, pursuant to a separate Security and Pledge Agreement, Viking provided the Company a security interest in the membership, common stock, and/or ownership interests of all of Viking’s existing and future, directly owned or majority-owned subsidiaries, to secure the repayment of the Secured Notes. As additional consideration for providing the Secured Notes, Viking assigned us 30% of Elysium, which is fully or partially assignable back to Viking upon the termination of the Merger, under certain circumstances as discussed in greater detail above under “Part I. Financial Information – Item 1. Financial Statements” – “Note 5 – Plan of Merger and Investment In Unconsolidated Entity”, and “Note 6 – Long-Term Notes Receivable”.

On June 22, 2020, the Company and Discover entered into a Stock Purchase Agreement pursuant to which Discover purchased 630 shares of Series C Preferred Stock for $6 million (of which $4.2 million of such funds were subsequently loaned to Viking as discussed above). In the event the Merger Agreement is terminated in specified circumstances, upon termination thereof, the Company is required to redeem the 630 shares of Series C Preferred Stock held by Discover at an aggregate price of $6,930,000, provided that if the Merger is terminated, which obligation was terminated in December 2020 in connection with the transactions contemplated by the Exchange Agreement with Discover discussed above. Separately, Viking has agreed to pay the Company, a break-up fee equal to (i) 115.5% of the original principal amount of the Secured Notes, minus (ii) the amount due to the Company pursuant to the terms of the Secured Notes upon repayment thereof (the “Additional Payment”), which Additional Payment, if timely paid, should enable the Company to repay the Investor Note, which will be due on March 11, 2021, if the Merger has not closed by such date.

Plan of Operations

As described in greater detail above under “Part I. Financial Information – Item 1. Financial Statements” – “Note 5 – Plan of Merger and Investment In Unconsolidated Entity”, on February 3, 2020, the Company entered into a Merger Agreement with Viking, which contemplates Viking merging with and into a newly-formed wholly-owned subsidiary of the Company, with Viking surviving the Merger as a wholly-owned subsidiary of the Company. Moving forward, the Company plans to complete the Merger with Viking and then focus on growing through the development of Viking’s properties while also seeking new acquisitions to grow its oil and gas production and revenues through the combined entity. The Company anticipates raising additional financing to complete acquisitions following the closing of the Merger, which may be through the sale of debt or equity. As described above, the Merger is subject to various closing conditions that may not be met pursuant to the contemplated timeline, if at all.

Separately, the price Camber receives for its oil heavily influences its revenue and cash flows, and the present value and quality of its reserves. Oil, NGL, and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. The price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude rising from a low of $27 in February 2016 to a high of $76 in October 2018, then, in 2020, dropping below $20 per barrel due in part to reduced global demand stemming from the recent global COVID-19 outbreak, until more recently increasing back to around $35-$45 a barrel. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, due to the COVID-19 outbreak, governmental responses thereto, decreased demand in connection therewith, or other factors will likely adversely affect Camber’s business, financial condition, and liquidity and its ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy.

Working Capital

At September 30, 2020, the Company’s total current assets of $1.5 million were less than its total current liabilities of approximately $1.6 million, resulting in a working capital deficit of $0.1 million, while at March 31, 2020, the Company’s total current assets of $1.1 million were less than its total current liabilities of approximately $2.0 million, resulting in a working capital deficit of $0.9 million. The decrease from a working capital deficit of $0.9 million to a working capital deficit of $0.1 million is due primarily to the sale of $6 million of Series C Preferred Stock in June 2020.

Cash Flows

	Six Months Ended September 30,
	2020	2019
Cash flows used in operating activities	$(1,343,650)	$(2,837,903)
Cash flows used in investing activities	(4,200,000)	(1,151,974)
Cash flows provided by financing activities	6,000,000	429,210
Net increase (decrease) in cash	$456,350	$(3,560,667)

Net cash used in operating activities was $1.3 million for the six months ended September 30, 2020, compared to $2.8 million for the same period a year ago. Net cash used in operating activities decreased mainly due to the reduction in G&A and operating costs during the six months ended September 30, 2020, offset by the increase in net loss.

Net cash used in investing activities was $4.2 million for the six months ended September 30, 2020, compared to approximately $1.2 million for the same period a year ago. The increase in net cash used in investing activities was due to the $4.2 loan made to Viking during the six months ended September 30, 2020, as discussed above.

Net cash provided by financing activities was $6.0 million for the six months ended September 30, 2020, and net cash provided by financing activities was $0.4 million for the six months ended September 30, 2019. The increase in net cash provided by financing activities was due to the sale of 630 shares of Series C Preferred Stock for $6 million in June 2020.

Financing

A summary of our financing transactions, funding agreements, lending transactions, and other material funding transactions can be found under “Part I – Item 1. Financial Statements” — “Note 1 – General”, “Note 5 – Plan of Merger and Investment In Unconsolidated Entity”, “Note 6 – Long-Term Notes Receivable”, “Note 11 – Lineal Merger Agreement and Divestiture”, and “Note 13 – Stockholders’ Equity (Deficit)”.

Off-Balance Sheet Arrangements

Camber does not participate in financial transactions that generate relationships with unconsolidated entities or financial partnerships, other than the Company’s 30% interest in Elysium which it held as of September 30, 2020 (25% as of March 31, 2020) as discussed herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development, and production. We currently do not engage in commodity price hedging activities.

Commodity Price Risk

All of our revenues for the six months ended September 30, 2020, and some of our revenues for the six months ended September 30, 2019, were derived from the sale of our crude oil, natural gas, and natural gas liquids production. Based on projected sales volumes for the remainder of our fiscal year, changes in the prices we receive for our crude oil, natural gas, and natural gas liquids production could have a significant impact on our revenues.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures. The Company’s management, including the interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer) concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020, due to a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Camber is periodically named in legal actions arising from normal business activities. Camber evaluates the merits of these actions and, if it determines that an unfavorable outcome is probable and can be reasonably estimated, Camber will establish the necessary reserves. The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition, or results of operations. except as described in “Part I. Financial Information – Item 1. Financial Statements” – “Note 9 – Commitments and Contingencies” – “Legal Proceedings”, of this Form 10-Q. We may become involved in material legal proceedings in the future.

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the Commission on June 29, 2020 (the “Form 10-K”) under the heading “Item 1A. Risk Factors”, which are incorporated by reference herein, except as provided and discussed below, and investors should review the risks provided below and in the Form 10-K prior to investing in the Company. The business, financial condition, and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended March 31, 2020, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or anticipated future, financial condition, and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results, and stock price.

General Business and Other Risks

We currently have only limited oil and gas operations.

Our Hutchinson County, Texas leases which made up approximately 30% of our historical total producing properties, were transferred in July 2020 as part of the Settlement Agreement. Although prior to the settlement, we were in the process of performing workovers on the wells on the leases and had very limited production from the properties, our oil and gas revenues, results of operations, and prospects may be materially adversely affected as a result of such transfer. Notwithstanding the above, we believe that our current non-operated properties will be immaterial to the combined company following the Merger and following the Merger, the combined company’s management will determine what course to take regarding such combined company assets, including our non-operated properties.

Our Business and operations may be adversely affected by the recent COVID-19 pandemic or other similar outbreaks.

As a result of the recent COVID-19 outbreak or other adverse public health developments, including voluntary and mandatory quarantines, travel restrictions, and other restrictions, our operations, and those of our subcontractors, customers, and suppliers, have and may continue to experience delays or disruptions and temporary suspensions of operations. In addition, our financial condition and results of operations have been and may continue to be adversely affected by the coronavirus outbreak.

The timeline and the potential magnitude of the COVID-19 outbreak are currently unknown.  The continuation or amplification of this virus could continue to more broadly affect the United States and global economy, including our business and operations, and the demand for oil and gas (as it has already).  For example, a significant outbreak of coronavirus or other contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect our operating results. In addition, the effects of COVID-19 and concerns regarding its global spread have recently negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the price we receive for oil and natural gas, and materially and adversely affected the demand for and marketability of our production. As the potential impact from COVID-19 is difficult to predict, the extent to which it may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results, notwithstanding the fact that the impact of COVID-19 has already negatively affected our first quarter and second-quarter results of operations.

Furthermore, COVID-19 and the measures being taken to address and limit the spread of the virus have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that has negatively impacted, and may continue to negatively impact, global demand and prices for crude oil and NGLs. If the COVID-19 outbreak should continue or worsen, we may also experience disruptions to commodities markets, equipment supply chains, and the availability of personnel, which could adversely affect our ability to conduct our business and operations. There are still too many variables and uncertainties regarding the COVID-19 pandemic - including the ultimate geographic spread of the virus, the duration and severity of the outbreak, and the extent of travel restrictions and business closures imposed in affected countries - to fully assess the potential impact on our business and operations.

Lineal and Viking owe us a substantial amount of money which may not be timely repaid, if at all.

Pursuant to a December 31, 2019 Redemption Agreement entered into between us and the prior owners of Lineal, we entered into a new unsecured promissory note in the amount of $1,539,719 with Lineal, evidencing the outstanding amount of a prior July 2019 promissory note, together with additional amounts loaned by us to Lineal through December 31, 2019 (the “December 2019 Lineal Note”); and loaned Lineal an additional $800,000, which was evidenced by an unsecured promissory note in the amount of $800,000, entered into by Lineal in favor of us on December 31, 2019 (“Lineal Note No. 2”). The December 2019 Lineal Note and Lineal Note No. 2, accrue interest, payable quarterly in arrears, beginning on March 31, 2020, and continuing until December 31, 2021, when all interest and principal is due, at 8% and 10% per annum (18% upon the occurrence of an event of default), respectively. The December 2019 Lineal Note and Lineal Note No. 2 are unsecured. COVID-19 has impacted the operations of Lineal which currently owes the Company $2,339,719 pursuant to the notes described above, and has notified the Company that it currently has insufficient liquidity to make scheduled interest payments due under the notes. The Company is in negotiations with Lineal to restructure the notes receivable and has reserved $115,719 of the notes subject to completion of the negotiations.

On February 3, 2020, and June 25, 2020, we advanced $5 million and $4.2 million, respectively, to Viking and Viking provided us, among other things, the Secured Notes. The Secured Notes accrue interest at the rate of 10.5% per annum, payable quarterly, and are due and payable on February 3, 2022. The notes include standard events of default, including certain defaults relating to the trading status of Viking’s common stock and change of control transactions involving Viking. The Secured Notes can be prepaid at any time with prior notice as provided therein, and together with a pre-payment penalty equal to 10.5% of the original amount of the Secured Notes. The Secured Notes are secured by a security interest, pari passu with the other investors in Viking’s Secured Note offering (subject to certain pre-requisites) in Viking’s 70% ownership of Elysium and 100% of Ichor Energy Holdings, LLC. Additionally, pursuant to a separate Security and Pledge Agreement, Viking provided us a security interest in the membership, common stock, and/or ownership interests of all of Viking’s existing and future, directly owned or majority-owned subsidiaries, to secure the repayment of the Secured Notes. The Secured Notes will be forgiven upon the closing of the Merger.

If we are unable to agree to acceptable terms with Lineal on modification of the notes, or the Secured Notes are not paid when due, we may have to take legal action to enforce the repayment of such notes. Furthermore, Lineal and/or Viking may not have sufficient cash to repay such notes when due, including, but not limited to interest due thereon. The Lineal notes are unsecured and as such, secured credits of Lineal may have priority rights to Lineal’s assets in connection with any liquidation or bankruptcy. Although the Secured Notes are secured by Viking, such security interests may not be sufficient to repay the notes and other creditors may have priority rights to such collateral. In the event the notes payable to us are not timely paid and/or not paid in full, it could have a material adverse effect on our cash flows and our ability to pay our debts as they become due. Any failure by Viking or Lineal to timely repay their debt obligations to us could cause the value of our securities to decline in value or become worthless.

We currently have limited production and revenues from our non-operated properties.

Our interest in non-operated properties is producing limited revenues. As such, we do not anticipate generating any significant revenues until the closing date of the Merger and will need to rely on cash on hand, funds which we can raise through the sale of equity (including shares of Series C Preferred Stock), and other borrowings to support our operations, pay operational expenses, and funds due in connection with the preparation and negotiation of the Merger documents and related filing documents, and our filings with the SEC. Such funds may not be available on favorable terms if at all. If we run out of available funds prior to the date of the Merger, we may be forced to abandon the Merger and/or our filings with the SEC and may be forced to seek bankruptcy protection.

Declines in oil and, to a lesser extent, NGL and natural gas prices, have in the past and will continue in the future to, adversely affect our business, financial condition, and results of operations may adversely affect our ability to meet our capital obligations or targets and financial commitments.

The price we receive for oil, natural gas, and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of reserves, the nature and scale of our operations, and future rate of growth. Oil, NGL, and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. In general, our financial results are more sensitive to movements in oil prices. The price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude rising from a low of $27 in February 2016 to a high of $76 in October 2018, then, in 2020, dropping below $20 per barrel due in part to reduced global demand stemming from the recent global COVID-19 outbreak, provided that pricing has since increased to around $35-$45 per barrel prior to the filing of this Report. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity and our ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy, which would have a material adverse effect on our stock price and indebtedness. Additionally, lower oil and natural gas prices have, and may, in the future, cause a decline in our stock price. During the calendar year ended December 31, 2019, the daily NYMEX WTI oil spot price ranged from a high of $66.24 per Bbl to a low of $46.31 per Bbl and the NYMEX natural gas Henry Hub spot price ranged from a high of $4.25 per MMBtu to a low of $1.75 per MMBtu. During the calendar nine months ended September 30, 2020, the daily NYMEX WTI oil spot price ranged from a high of $63.27 per Bbl to a low of $(36.98) per Bbl in April 2020 and the NYMEX natural gas Henry Hub spot price ranged from a high of $2.57 per MMBtu to a low of $1.33 per MMBtu.

We currently have no authorized but unissued shares of common stock.

We have authorized capital stock consisting of 25,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. As of the date of this filing, we had 25,000,000 shares of common stock outstanding and 2,693 shares of Series C Preferred Stock outstanding (including 600 shares of Series C Preferred Stock we are in the process of cancelling). As a result, we currently have no authorized but unissued shares of common stock. In the short term we believe that the cap on our outstanding shares may be a positive as it will limit the future dilution to existing shareholders as a result of the conversion of Series C Preferred Stock, which is convertible into approximately 118,181,407 shares of common stock as of the date of this filing (ignoring the 9.99% beneficial ownership limitation governing the Series C Preferred Stock and including the 600 shares of Series C Preferred Stock which we are in the process of cancelling); however, in the long term, until such time as we are able to increase our authorized shares of common stock, which will require the approval of the shareholders of Camber (which approval we are seeking pursuant to our Registration Statement on Form S-4 and included joint proxy statement), we anticipate that such limit may negatively affect our ability to undertake transactions which may be accretive to shareholder value, including the Merger. For example, until such time as our authorized shares of common stock are increased, we will not be able to use our common stock as consideration for any acquisitions or combination transactions. Furthermore, we will not be able to sell equity or convertible debt to raise funding or issue share-based compensation to officers, directors, employees, or consultants. All of the above may negatively affect our revenues and results of operations and cause the value of our common stock to decline in value or become worthless.

Risks Relating to the Planned Merger

Because the Exchange Ratio in the Merger will be set based on a number of factors immediately prior to closing the Merger that cannot be determined now, Camber stockholders cannot be certain how many shares of Camber common stock will be issued to the Viking stockholders, in the Merger.

At the Effective Time of the Merger, (a) each share of Viking common stock issued and outstanding immediately prior to the effective time (other than Viking shares owned by Camber, Viking and Merger Sub) will be converted into the right to receive the pro rata share (when including the Viking preferred stock conversion rights (defined below)) of 80% of Camber’s post-effective time capitalization (Camber’s 20% share is referred to as the “Camber Percentage”), taking into account the number of shares of common stock of Camber outstanding on a fully-diluted basis, but without taking into account any shares of common stock which the holder of Camber’s Series C Preferred Stock can receive upon conversion of the Series C Preferred Stock (which are currently convertible into approximately 118,181,407 shares of common stock, subject to a 9.99% beneficial ownership limitation and to further adjustment as provided in the designation of such Series C Preferred Stock, not including 15,348 shares of common stock which are currently held in abeyance subject to Camber increasing its authorized shares of common stock); and (b) each share of Viking preferred stock outstanding immediately prior to the effective time, will be converted into one (1) share of Camber Series A Preferred Stock, which preferred stock will have the right to vote, and convert into, that number of shares of Camber common stock as its holder would have received in the Merger, had such Viking preferred stock been fully converted into Viking common stock immediately prior to the effective time (which we refer to as the “Viking preferred stock conversion rights”). Holders of Viking common stock will have any fractional shares of Camber common stock after the Merger rounded up to the nearest whole share.

As a result of the above, the specific number of shares of Camber common stock issuable for each share of Viking common stock and Viking preferred stock in the Merger, will not be known at the time of the vote to approve such Merger, provided that we anticipate such Merger resulting in substantial dilution to existing shareholders and resulting in a change of control of the Company, and provided further that such Viking stockholders in aggregate, and calculated on a fully-diluted basis of Viking (including shares issuable upon conversion of the Series C Preferred Stock of Viking), will receive an aggregate of 100,000,000 shares of Camber common stock in the Merger.

The termination of the Merger Agreement could negatively impact us.

IIn the event the Merger Agreement is terminated, our business may be adversely impacted by our failure to pursue other beneficial opportunities due to the focus of management on the Merger, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and our Board of Directors seeks another merger or business combination, stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration provided for by the Merger. If the Merger Agreement is terminated under certain circumstances, we may be required to transfer Viking back the 30% interest in Elysium and the maturity date of the Investor Note will be accelerated to being due on March 11, 2021, if the Merger has not closed by such date. Although Viking has agreed to repay the Secured Notes upon the termination of the Merger Agreement and to pay us an additional amount as a break-up fee upon termination of the Merger, which if paid will be sufficient for us to pay the amount we owe to Discover in connection with the Investor Note ($6,000,000, plus interest), Viking may be unable to pay such amounts when due and we may be unable to pay any difference in amounts owed. If we are unable to timely pay Discover amounts due in connection with the required repayment of the Investor Note it could have a material adverse effect on our cash flows, operations, and our ability to continue as a going concern, all of which could cause the value of our common stock to decline in value or become worthless.

Additionally, in the event the Merger Agreement is terminated and we are unable to raise additional funding to support our operations and/or promptly identify another party willing to enter into a combination transaction with us, we may be forced to seek bankruptcy protection.

In the event the Merger closes, it will cause immediate and substantial dilution to existing stockholders and a change of control of the Company.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time of the Merger, each share of common stock of Viking issued and outstanding immediately prior to the Effective Time will convert into the right to receive a pro-rata share of 80% of our post-effective time capitalization in the Merger, taking into account the number of shares of common stock we have outstanding on a fully-diluted basis and without taking into account any shares of common stock which the holder of our Series C Preferred Stock can receive upon conversion of the Series C Preferred Stock, subject to certain adjustment mechanisms discussed in the Merger Agreement. As such, in the event the contemplated Merger closes, the issuance of the common stock consideration to Viking stockholders will result in immediate and substantial dilution to the interests of our then stockholders and result in a change of control of the Company.

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

●          under the Merger Agreement, we may be required to transfer back to Viking the 30% interest in Elysium which we have acquired to date if the Merger Agreement is terminated, and will be required to repay amounts owed to Discover under the Investor Note ($6,000,000, plus interest) if the Merger does not close by March 11, 2021. If such amounts are payable, the payment of such amounts could have material and adverse consequences to our financial condition and operations. Furthermore, although Viking has agreed to pay us a break-up fee in the event the Merger is terminated, which will allow us to repay the Investor Note, Viking may be unable to pay such amount when due;

●          the Merger Agreement places certain restrictions on the conduct of our business prior to the completion of the Merger or the termination of the Merger Agreement. Such restrictions, the waiver of which is subject to the consent of Viking, may prevent us from making certain acquisitions, taking certain other specified actions, or otherwise pursuing business opportunities during the pendency of the Merger;

●          matters relating to the Merger (including integration planning) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to Camber as an independent company; and

●          in the event the Merger Agreement is terminated and we are unable to raise additional funding to support our operations and/or promptly identify another party willing to enter into a combination transaction with us, we may be forced to seek bankruptcy protection.

Additional risks affecting the Company, Viking, and the combined Company will be included in the Company’s final Registration Statement on Form S-4 and a final proxy statement which the Company plans to file to seek shareholder approval for the Merger Agreement and Merger, among other things, and readers are encouraged to read such risk factors in such final Registration Statement on Form S-4 and proxy statement, when available.

Risks Relating to the Series C Preferred Stock

The issuance of common stock upon conversion of the Series C Preferred Stock will cause immediate and substantial dilution and the sale of such stock will cause significant downward pressure on our stock price.

The issuance of common stock upon conversion of the Series C Preferred Stock will result in immediate and substantial dilution to the interests of other stockholders. Although Discover may not receive shares of common stock exceeding 9.99% of our outstanding shares of common stock immediately after affecting such conversion, this restriction does not prevent Discover from receiving shares up to the 9.99% limit, selling those shares, and then receiving the rest of the shares it is due, in one or more tranches, while still staying below the 9.99% limit. If Discover chooses to do this, it will cause substantial dilution to the then holders of our common stock. Additionally, the continued sale of shares issuable upon successive conversions will likely create significant downward pressure on the price of our common stock as Discover sells material amounts of our common stock over time and/or in a short period of time. This could place further downward pressure on the price of our common stock and in turn result in Discover receiving an ever-increasing number of additional shares of common stock upon conversion of its securities, and adjustments thereof, which in turn will likely lead to further dilution, reductions in the exercise/conversion price of Discover’s securities and even more downward pressure on our common stock, which could lead to our common stock becoming devalued or worthless. Additionally, because the beginning date for the Measuring Period for all outstanding shares of Series C Preferred Stock is February 3, 2020, the conversion price of the conversion premiums on such Series C Preferred Stock will never be above approximately $0.3985 per share (the current estimated lowest conversion price in the period from February 3, 2020 to the date of this filing), regardless of the actual trading price of Camber’s common stock.

Discover holds an approximately $74.0 million liquidation preference in the Company.

Each share of Series C Preferred Stock held by Discover includes a liquidation preference, payable to Discover upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company, prior to any distribution or payment made to the holders of preferred stock or common stock, by reason of their ownership thereof equal to $10,000, plus an amount equal to any accrued but unpaid dividends thereon. Because the dividends currently require that interest be paid on the Face Value of 24.95% per annum, for the entire seven-year term of the Series C Preferred Stock (even if payable sooner than seven years after the issuance date), the total liquidation value required to be paid to Discover upon a liquidation, dissolution or winding up of the Company is approximately $74.0 million as of the date of this report (which amount will be reduced by $6 million upon the cancellation of the 600 shares of Series C Preferred Stock which Discover has agreed to cancel pursuant to the Exchange Agreement). As referenced above, this liquidation preference would be payable before any amount being distributed to the holders of our common stock. Because our net assets total significantly less than $74.0 million, it is likely that our common stockholders would not receive any amount in the event the Company was liquidated, dissolved, or wound up, and that Discover would instead receive the entire amount of available funds after liquidation.

Because the conversion discounts related to the conversion premiums payable in connection with the Series C Preferred Stock are fixed, and not based on percentages, the percentage of such discounts increase as our stock price declines.

The conversion rate of such premiums and dividends payable on the Series C Preferred Stock equals 95% of the average of the lowest 5 individual daily volume-weighted average prices during the applicable Measuring Period, not to exceed 100% of the lowest sales prices on the last day of the Measuring Period (the “Non-Triggering Event Percentage Discounted VWAP”), less $0.05 per share of common stock, unless a triggering event (described in the Series C Preferred Stock Designation) has occurred, in which case the conversion rate equals 85% of the lowest daily volume-weighted average price during the Measuring Period (the “Triggering Event Percentage Discounted VWAP” and together with the Non-Triggering Event Percentage Discounted VWAP, as applicable, the “Percentage Discounted VWAP”), less $0.10 per share of common stock, not to exceed 85% of the lowest sales prices on the last day of such Measuring Period, less $0.10 per share. Because the $0.05 and $0.10 discounts (the “Fixed Conversion Discounts”) which apply to the already discounted Percentage Discounted VWAPs are fixed, the percentage of such discounts increase as the value of its common stock decreases. For example, see the table below:

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

As a result, as shown above, as the trading price of Camber’s common stock decreases in value, the percentage discount to the Percentage Discounted VWAP which each further $0.05/$0.10 discount results in, increases exponentially, and in certain cases may result in the ultimate conversion price being less than zero, which would result in a conversion price of $0.001 per share, the par value of Camber’s common stock, and the minimum conversion price which the Series C Preferred Stock is convertible at. Notwithstanding the above, because the beginning date for the Measuring Period for all outstanding shares of Series C Preferred Stock is February 3, 2020, the conversion price of the conversion premiums on such Series C Preferred Stock will never be above approximately $0.3985 per share (as adjusted for the reverse stock split, if approved and implemented)(the current estimated lowest conversion price in the period from February 3, 2020 to the date of this filing), regardless of the actual trading price of Camber’s common stock.

The effects of the Fixed Conversion Discounts may be further affected by a reverse stock split. Historically, the trading prices of companies that have completed a reverse stock split decline following such a split. At the current Fixed Conversion Discount of $0.05/$0.10 per share, the conversion price of the conversion premiums on the Series C Preferred Stock would be equal to par value ($0.001) if the Percentage Discounted VWAP falls below $0.05 and $0.10, respectively (depending on whether a triggering event has occurred, provided that no such triggering event is currently applicable to the conversion price). If the Company completes a reverse stock split of its outstanding shares of common stock, the $0.05/$0.10 Fixed Conversion Discounts will be automatically adjusted by such reverse stock split (i.e., such amounts will equal increased by the amount of the reverse stock split) and a significant decrease in the trading price of our common stock following such reverse stock split could result in the ultimate conversion price of the conversion premiums on the Series C Preferred Stock decreasing to the par value of the Company’s common stock.

Our obligations under the Investor Note are secured by a first priority security interest in substantially all of our assets.

Our obligations under the Investor Note (described and defined above “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events—Discover Exchange Agreement, Promissory Note and Security Agreement”) are secured by a first priority security interest in substantially all of our assets. The Investor Note has a balance as of the date of this Report of $6 million, and is due on the earlier of (a) the second anniversary of the date of the Investor Note; (b) three months after the date of the Investor Note (March 11, 2021) in the event the Viking merger does not close by such three month anniversary; (c) the date of any change of control of the Company (provided that the Viking merger does not constitute a change of control); and (d) the date accelerated by Investor upon the occurrence of an event of default under the Investor Note. As such, in the event we fail to pay the Investor Note when due, or an event of default occurs under such Investor Note, Investor may enforce its security interests over our assets, take control of our assets and operations, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no sales of unregistered securities for the period from July 1, 2020, to the filing date of this report, which have not previously been disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, or in a Current Report on Form 8-K, except as set forth below:

Since July 1, 2020, and through the date of this filing, Discover converted 258 shares of Series C Preferred Stock into 11,779,818 shares of common stock, of which, all but 15,348 shares have been fully issued to date and which shares of common stock are currently held in abeyance pending the increase in our authorized shares of common stock.

The sales and issuances of the securities described above have been determined to be exempt from registration under the Securities Act in reliance on Sections 3(a)(9) and 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering. The preferred stockholder (Discover) has represented that it is an accredited investor, as that term is defined in Regulation D, it is not a U.S. Person, and that it is acquiring the securities for its own account.

As of December 17, 2020, the 2,693 outstanding shares of Series C Preferred Stock can (which number includes 600 shares of Series C Preferred Stock which the Company is in the process of cancelling in connection with the Exchange Agreement) convert, pursuant to their terms, into 118,181,407 shares of our common stock, which number includes 165,723 shares of common stock convertible upon conversion of all of the outstanding shares of outstanding Series C Preferred Stock at a conversion price of $162.50 per share (based on the $10,000 face amount of the Series C Preferred Stock) and approximately 118,015,683 shares of common stock for premium shares due thereunder (based on the current dividend rate of 24.95% per annum), and a conversion price of $0.3985 per share, the Company’s estimate of the current conversion price of such Series C Preferred Stock conversion premiums, which may be greater than or less than the conversion price that currently applies to the conversion of the Series C Preferred Stock pursuant to the terms of the Designation, which number of premium shares may increase significantly from time to time as the trading price of our common stock decreases, upon the occurrence of any trigger event under the Designation of the Series C Preferred Stock and upon the occurrence of certain other events, as described in greater detail in the Designation of the Series C Preferred Stock. The lowest possible conversion price of the Series C Preferred Stock is $0.001 per share. If converted in full at the lowest possible conversion price, the Series C Preferred Stock would convert into a maximum of 47,033,410,723 shares of common stock.

Use of Proceeds from Sale of Registered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

We have elected to make the following disclosures in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Items 1.01, 2.03, 3.03, 5.03, and 5.07, as applicable:

Item 1.01	Entry into a Material Definitive Agreement.

On December 11, 2020, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Discover Growth Fund, LLC (the “Investor”), the sole shareholder of the Company’s Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”). The transactions contemplated by the Exchange Agreement closed on December 14, 2020. Pursuant to the Exchange Agreement, as an accommodation to the Company, and in order to reduce the potential dilutive impact of the Series C Preferred Stock, by reducing the number of outstanding shares of Series C Preferred Stock, the Investor exchanged 600 shares of Series C Preferred Stock (the “Exchanged Shares”), which had an aggregate face value of $6,000,000 (600 shares each with a face value of $10,000 per share), for a $6,000,000 secured Promissory Note (the “Investor Note”). The Company is in the process of obtaining the Exchanged Shares from the Investor and plans to cancel such shares once transferred.

Pursuant to the Exchange Agreement (a) the Investor waived all prior breaches and defaults that occurred prior to the date of the Exchange Agreement or that may continue or occur for 90 days thereafter, under any agreements entered into with the Investor relating to the acquisition of shares of Series C Preferred Stock (the “90 Day Period”), and waived all rights and remedies with respect to any such breaches and defaults; (b) we agreed to timely file all reports required by the Securities and Exchange Commission (the “SEC”) for so long as the Investor holds any Series C Preferred Stock (provided the Company was provided until December 31, 2020, to file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2020); (c) we agreed to indemnify and hold the Investor, its affiliates, managers and advisors, and their related parties, harmless from any losses related to any breach of the Exchange Agreement (or other transaction documents), and from any action by the Company or a creditor or stockholder of the Company, challenging the transactions contemplated by the Exchange Agreement and related agreements, except to the extent finally adjudicated to be caused solely by such indemnified party’s unexcused material breach of an express provision of the Exchange Agreement or related agreements; (d) we agreed to reserve from our outstanding common stock, shares of common stock to allow for the conversion of the outstanding Series C Preferred Stock (subject to the 90 Day Period); (e) the Investor agreed to vote all shares of common stock which it holds as of the record date for any shareholder meeting in favor of the Company’s previously announced pending plan of merger with Viking Energy Group, Inc. (the “Merger”), and the other proposals that are recommended for approval by the Board of Directors of the Company in the proxy statement filed in connection with such Merger; (f) the Investor agreed to the Merger and agreed to waive any rights it may have (including favored nations, anti-dilution and/or reset rights) in connection therewith; (g) we acknowledged that the Investor had previously provided notice to the Company of its intent to increase the beneficial ownership limitation set forth in the designation of the Series C Preferred Stock to 9.99%, and that such limitation will continue to apply moving forward; and (h) we provided the Investor and its related parties a general release.

The Exchange Agreement also amended the June 22, 2020 Stock Purchase Agreement previously entered into with the Investor, pursuant to which the Investor purchased 630 shares of Series C Preferred Stock, to remove from such June 22, 2020 agreement (i) the prohibition on the Investor transferring and/or selling shares of Series C Preferred Stock; and (ii) the repurchase obligation, which required the Company to redeem for cash, at 110% of the face value thereof ($10,000 per share), all 630 shares of Series C Preferred Stock sold by the Company in June 2020, in the event the Merger did not close by the required date set forth in the plan of merger relating thereto (as amended from time to time), and all similar provisions in any prior agreements entered into between the Company and the Investor.

The Investor Note has a balance of $6,000,000 and accrues interest at the rate of 10% per annum, which increases to the highest non-usurious rate of interest allowed under applicable law upon the occurrence of an event of default, which interest is due on the maturity date, which maturity date is the earlier of (a) December 11, 2022 (which may be extended with the mutual consent of the parties and a written amendment to the Investor Note signed by the Investor); (b) March 11, 2021, in the event the Merger does not close or is not fully consummated by such date; and (c) the date a change of control of the Company occurs, which includes any person becoming the beneficial owner of more than 50% of the combined voting power of the Company (a “Change in Ownership”), or the approval of (1) a plan of complete liquidation, (2) an agreement for the sale or disposition of all or substantially all the Company’s assets, or (3) a merger (other than a merger for purposes of redomiciling the Company), consolidation, or reorganization of the Company, which would result in a Change in Ownership, provided that the closing of the Merger will not trigger a change of control (or Change in Ownership).

54

The Investor Note includes customary events of default including (a) if we don’t pay principal or accrued interest within five business days following the maturity date of the note, (b) we admit in writing our inability to pay our debts as they become due, or make a general assignment for the benefit of creditors; (c) we commence any case relating to bankruptcy or similar proceedings; (d) any bankruptcy or similar proceeding is commenced against us, and such case or proceeding (i) results in the entry of an order for relief against us which is not fully stayed within five business days after the entry thereof or (ii) is not dismissed within sixty days of commencement; or (e) we default in the performance of any of the terms, covenants, or conditions contained in the Security Agreement (defined below) and such default continues for a period of more than ten days following written notice from the Investor. Upon the occurrence of an event of default, the Investor has the right to accelerate the full amount of the Investor Note and all interest thereon, to enforce its rights under the Security Agreement, and take other actions allowed under applicable law.

Payment of the Investor Note and performance of our obligations thereunder is required to be guaranteed by all subsidiaries or entities controlled or owned by the Company, or which may be owned after the date of the Investor Note, provided that no guarantees have been entered into to date.

The Investor Note may be assigned by the Investor subject to compliance with applicable securities laws. We may prepay the Investor Note at any time.

The payment of amounts due under the Investor Note is secured by the terms of a Security Agreement entered into by the Company in favor of the Investor, which provides the Investor a first priority security interest in substantially all of our assets (the “Security Agreement”). If an event of default occurs under the Investor Note, the Investor can enforce its rights under the Security Agreement and foreclose on our assets in order to satisfy amounts owed thereunder.

The foregoing descriptions of the Exchange Agreement, Investor Note and Security Agreement, do not purport to be complete and are qualified in their entirety by reference to the Exchange Agreement, herein Investor Note and Security Agreement, copies of which are filed as Exhibits 10.32, 10.33 and 10.34, to this Quarterly Report on Form 10-Q, respectively, and incorporated in this Item 1.01 by reference in their entirety.

Item 2.03	Creation of Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information contained in Item 1.01, including, but not limited to the discussion of the Investor Note and Security Agreement, is incorporated in this Item 2.03 by reference.

Item 3.03	Material Modification to Rights of Security Holders.

To the extent required by Item 3.03 of Form 8-K, the information contained in Item 5.03 relating to the Corrections and Second Amended and Restated Designation (each as defined in Item 5.03), is incorporated in this Item 3.03 by reference.

Item 5.03	Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On December 11, 2020, the Company’s Board of Directors, and the Investor, the sole shareholder of the Company’s Series C Preferred Stock (pursuant to a written consent to action without meeting of the sole Series C Preferred Stock shareholder), approved (a) the filing of Certificate of Corrections to the original Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock of the Company filed by the Company with the Secretary of State of Nevada on August 25, 2016 and the Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock of the Company filed with the Secretary of State of Nevada on July 8, 2019 (collectively, the “Original Series C Designations” and the “Corrections”); and (b) a Second Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock (the “Second Amended and Restated Designation”).

55

The Corrections corrected certain errors which were recently identified in the Original Series C Designations, which failed to clarify, in error, that (A) the failure of any holder of Series C Preferred Stock to receive the number of shares of common stock due upon conversion of Series C Preferred Stock within five trading days of any conversion notice, and any halt or suspension of trading of the Company’s common stock on its then applicable trading market or by any U.S. governmental agency, for 10 or more consecutive trading days, should not have been ‘deemed liquidation events’ under the Original Series C Designations, unless such events were due to the occurrence of an event that is solely within the control of the Company; (B) we were not required to redeem any shares of Series C Preferred Stock for cash solely because we do not have sufficient authorized but unissued shares of common stock to issue upon receipt of a notice of conversion or upon a maturity conversion (where the remaining shares of Series C Preferred Stock convert into common stock of the Company automatically on the seven year anniversary date of the Series C Preferred Stock)(a “Maturity Conversion”); and (C) that a Maturity Conversion is only required to occur to the extent that we have sufficient authorized but unissued shares of common stock available for issuance upon conversion in connection therewith.

The Corrections were filed with the Secretary of State of Nevada on December 14, 2020, and were effective as of the original filing dates with the Secretary of State of Nevada of our original Series C Preferred Stock designation (August 25, 2016) and our first amended and restated Series C Preferred Stock designation (July 8, 2019), subject to certain exceptions set forth in the Nevada Revised Statutes.

The Second Amended and Restated Designation, which was filed with, and became effective with, the Secretary of State of Nevada on December 14, 2020, amended the first amended and restated designation of the Series C Preferred Stock (as corrected by the Corrections), to include the right of the Company to redeem all (but not less than all) of the outstanding shares of Series C Preferred Stock at a redemption price equal to 110% of the face value of such preferred stock ($10,000 per share), at our option, at any time, in the event we are not in default of any of the terms of any Stock Purchase Agreement pursuant to which such applicable shares of Series C Preferred Stock were sold; (b) update the conversion price of the face amount ($10,000 per share) of the Series C Preferred Stock in connection with our prior 1-for-50 reverse stock split (i.e., to confirm the change in such conversion price from $3.25 per share to $165.50 per share), which had no effect on the conversion rate of conversion premiums due under the terms of the Series C Preferred Stock, and which conversion price was already being reflected in prior conversion notices after the date of such reverse split; (c) formally amend the measurement period for the calculation of the conversion premiums due under the terms of the Series C Preferred Stock to begin on the later of February 3, 2020 or, if no trigger event (as described in the designation of the Series C Preferred Stock) has occurred, 30 trading days, and if a trigger event has occurred 60 trading days, before the date of an applicable conversion notice, which had previously been agreed to contractually by the parties (i.e., the beginning of each future measurement period for conversions made after February 3, 2020, will extend back to February 3, 2020); and (d) update the references in the designation to the “Merger” which had previously referred to the Company’s combination with Lineal Star Holdings, LLC, which transaction was rescinded and terminated effective December 31, 2019, to refer to the planned Merger with Viking Energy Group, Inc., which has the effect of the Merger being approved by the holder of the Series C Preferred Stock and not being a ‘deemed liquidation event’ under the Second Amended and Restated Designation.

Except as corrected and amended as described above, the description of the Company’s Series C Preferred Stock is set forth under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Description of Capital Stock- Preferred Stock - Series C Redeemable Convertible Preferred Stock” in the Company’s Annual Report on Form 10-K, filed with the SEC on June 29, 2020, and is incorporated by reference herein.

The foregoing descriptions of the Corrections and Second Amended and Restated Designation do not purport to be complete and are qualified in their entirety by reference to the Corrections and Second Amended and Restated Designation, copies of which are filed as Exhibits 3.23, 3.24 and 3.25 to this Quarterly Report on Form 10-Q, respectively, and incorporated in this Item 5.03 by reference in their entirety.

Item 5.07

Submission of Matters to a Vote of Security Holders.

As described above in Item 5.03, which information is incorporated by reference in this Item 5.07, on December 11, 2020, via a written consent to action without meeting, the sole shareholder of the Company’s Series C Preferred Stock approved the filing of the Corrections and the adoption of the Second Amended and Restated Designation of the Series C Preferred Stock of the Company.

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

CAMBER ENERGY, INC.
(Registrant)

/s/ Louis G. Schott
Louis G. Schott
Interim Chief Executive Officer
(Principal Executive Officer)

Date: December 18, 2020

/s/ Robert Schleizer
Robert Schleizer
Chief Financial Officer
(Principal Financial/Accounting Officer)

Date: December 18, 2020

EXHIBIT INDEX

Exhibit No.	Description
2.1#	Agreement and Plan of Merger by and Between Viking Energy Group, Inc., and Camber Energy, Inc. dated as of February 3, 2020 (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020, and incorporated herein by reference) (File No. 001-32508)
2.2	First Amendment to Agreement and Plan of Merger, dated as of May 27, 2020, by and between Viking Energy, Inc. and Camber Energy, Inc. (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on June 1, 2020, and incorporated herein by reference) (File No. 001-32508)
2.3	Second Amendment to Agreement and Plan of Merger, dated as of June 16, 2020, by and between Viking Energy, Inc. and Camber Energy, Inc. (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K, filed with the Commission on June 16, 2020, and incorporated herein by reference) (File No. 001-32508)
2.4	Third Amendment to Agreement and Plan of Merger, dated as of June 25, 2020, by and between Viking Energy, Inc. and Camber Energy, Inc. (Filed as Exhibit 2.4 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020, and incorporated herein by reference) (File No. 001-32508)
2.5#	Amended and Restated Agreement and Plan of Merger by and Between Viking Energy Group, Inc., and Camber Energy, Inc. dated as of August 31, 2020 (Filed as Exhibit 2.1 to Camber’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference) (File No. 001-32508)
2.6	First Amendment to Amended and Restated Agreement and Plan of Merger by and Between Viking Energy Group, Inc., and Camber Energy, Inc. dated as of October 9, 2020 (Filed as Exhibit 2.1 to Camber’s Report on Form 8-K, filed with the Commission on October 9, 2020, and incorporated herein by reference) (File No. 001-32508)
3.1	Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005, filed with the SEC on February 14, 2006, and incorporated herein by reference)(File No. 000-51414)
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Information Statement on Schedule 14C filed with the SEC on June 1, 2006) (File No. 000-51414)
3.3	Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Information Statement on Schedule 14C filed with the SEC on February 20, 2007)(File No. 000-51414)
3.4	Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on March 11, 2010) (File No. 001-32508)
3.5	Certificate of Amendment to Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on January 11, 2011, and incorporated herein by reference)(File No. 001-32508)
3.6	Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 2, 2015, and incorporated herein by reference)(File No. 001-32508)
3.7	Certificate of Amendment to the Articles of Incorporation, amending the Company’s name to “Camber Energy, Inc.”, filed with the Secretary of State of Nevada on January 3, 2017 (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2017, and incorporated herein by reference)(File No. 001-32508)
3.8	Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of our authorized shares of common stock from 200,000,000 to 500,000,000, as filed with the Secretary of State of Nevada on January 10, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on January 12, 2018, and incorporated herein by reference) (File No. 001-32508)
3.9	Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on March 1, 2018, and effective March 5, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on March 2, 2018, and incorporated herein by reference) (File No. 001-32508)

3.10	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Camber Energy, Inc. with the Secretary of State of the State of Nevada on December 20, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on December 26, 2018, and incorporated herein by reference)(File No. 001-32508)
3.11	Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of our authorized shares of common stock from 20,000,000 to 250,000,000, as filed with the Secretary of State of Nevada on April 10, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 11, 2019, and incorporated herein by reference)(File No. 001-32508)
3.12	Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on July 3, 2019, and effective July 8, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 8, 2019, and incorporated herein by reference) (File No. 001-32508)
3.13	Camber Energy, Inc. Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 8, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019, and incorporated herein by reference) (File No. 001-32508)
3.14	State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Limited Liability Company, filed with the Secretary of State of Delaware on July 10, 2019, and effective July 9, 2019, merging Camber Energy Merger Sub 2, Inc. into Lineal Star Holdings LLC (Filed as Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2019, and incorporated herein by reference) (File No. 001-32508)
3.15	Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, filed by Camber Energy, Inc. with the Secretary of State of Nevada on October 25, 2019, and effective on October 29, 2019 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 29, 2019, and incorporated herein by reference) (File No. 001-32508)
3.16	Certificate of Amendment to Articles of Incorporation (Increase in Authorized Common Stock to 25 Million Shares) filed with the Nevada Secretary of State on April 16, 2020, and effective April 16, 2020
3.17	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)
3.18	Certificate of Withdrawal of Certificate of Designation of Series B Redeemable Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)
3.19	Certificate of Withdrawal of Certificate of Designation of Series D Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)
3.20	Certificate of Withdrawal of Certificate of Designation of Series E Redeemable Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.4 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)
3.21	Certificate of Withdrawal of Certificate of Designation of Series F Redeemable Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.5 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)
3.22	Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Camber Energy, Inc., filed with the Secretary of State of Nevada on August 31, 2020 (Filed as Exhibit 3.1 to Camber’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference)(File No. 001-32508)

3.23*	Certificate of Correction filed with the Secretary of State of Nevada on December 14, 2020, correcting the Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on August 25, 2016
3.24*	Certificate of Correction filed with the Secretary of State of Nevada on December 14, 2020, correcting the Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 8, 2019
3.25*	Second Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on December 14, 2020

3.26	Amended and Restated Bylaws (effective March 29, 2016) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)
10.1	$1,539,719 Promissory Note effective December 31, 2019, evidencing amounts owed by Lineal Star Holdings, LLC to Camber Energy, Inc. (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on January 3, 2020, and incorporated herein by reference) (File No. 001-32508)
10.2	$800,000 Promissory Note No. 2 effective December 31, 2019, evidencing amounts owed by Lineal Star Holdings, LLC to Camber Energy, Inc. (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on January 3, 2020, and incorporated herein by reference) (File No. 001-32508)
10.3+	Form of Stock Purchase Agreement relating to the purchase of $5 million in shares of Series C Redeemable Convertible Preferred Stock dated February 3, 2020 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020, and incorporated herein by reference) (File No. 001-32508)
10.4	Form of Waivers and Amendments to Stock Purchase Agreements dated February 3, 2020, by and between Camber Energy, Inc. and the Investor Named Therein (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020, and incorporated herein by reference) (File No. 001-32508)
10.5+	Securities Purchase Agreement dated as of February 3, 2020, by and Between Camber Energy, Inc. (Purchaser) and Viking Energy Group, Inc. (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020, and incorporated herein by reference) (File No. 001-32508)
10.6	$5,000,000 10.5% Secured Promissory Note Issued by Viking Energy Group, Inc. to Camber Energy, Inc. Dated February 3, 3020 (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020, and incorporated herein by reference) (File No. 001-32508)
10.7	Security and Pledge Agreement, dated as of February 3, 2020, by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020, and incorporated herein by reference) (File No. 001-32508)
10.8	Security and Pledge Agreement, dated as of February 3, 2020, by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.6 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020, and incorporated herein by reference) (File No. 001-32508)
10.9	Assignment of Membership Interests by Viking Energy Group, Inc. in favor of Camber Energy, Inc. dated February 3, 2020 (Filed as Exhibit 10.7 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020, and incorporated herein by reference) (File No. 001-32508)
10.10	Compromise Settlement Agreement executed January 31, 2020, between PetroGlobe Energy Holdings, LLC, Signal Drilling, LLC, Petrolia Oil, LLC, Prairie Gas Company of Oklahoma, LLC, Canadian River Trading Company, LLC, and Camber Energy, Inc. (Filed as Exhibit 10.8 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020, and incorporated herein by reference) (File No. 001-32508)
10.11	February 15, 2020 Letter Agreement with Sylva International LLC dba SylvaCap Media (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 13, 2020, and incorporated herein by reference) (File No. 001-32508)
10.12	Form of Stock Purchase Agreement relating to the purchase of $6 million in shares of Series C Redeemable Convertible Preferred Stock dated June 22, 2020 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on June 23, 2020, and incorporated herein by reference) (File No. 001-32508)
10.13	Form of Amendment to Stock Purchase Agreements dated June 22, 2020, by and between Camber Energy, Inc. and the Investor Named Therein (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on June 23, 2020, and incorporated herein by reference) (File No. 001-32508)

10.14+	Securities Purchase Agreement dated as of June 25, 2020, by and Between Camber Energy, Inc. (Purchaser) and Viking Energy Group, Inc. (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020, and incorporated herein by reference) (File No. 001-32508)
10.15	$5,000,000 10.5% Secured Promissory Note Issued by Viking Energy Group, Inc. to Camber Energy, Inc. Dated June 25, 2020 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020, and incorporated herein by reference) (File No. 001-32508)
10.16	Security and Pledge Agreement, dated as of June 25, 2020, by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020, and incorporated herein by reference) (File No. 001-32508)
10.17	Amended and Restated Security and Pledge Agreement, dated as of June 25, 2020, by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020, and incorporated herein by reference) (File No. 001-32508)
10.18	Assignment of Membership Interests by Viking Energy Group, Inc. in favor of Camber Energy, Inc. dated June 25, 2020 (Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020, and incorporated herein by reference) (File No. 001-32508)
10.19***	Past Service Payment and Success Bonus Agreement dated August 31, 2020, with Louis G. Schott (Filed as Exhibit 10.4 to Camber’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference) (File No. 001-32508)
10.20***	Past Service Payment and Success Bonus Agreement dated August 31, 2020, with Robert Schleizer (Filed as Exhibit 10.5 to Camber’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference) (File No. 001-32508)
10.21***	Past Service Payment and Success Bonus Agreement dated August 31, 2020, with Fred Zeidman (Filed as Exhibit 10.6 to Camber’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference) (File No. 001-32508)
10.22***	Past Service Payment and Success Bonus Agreement dated August 31, 2020, with James G. Miller (Filed as Exhibit 10.7 to Camber’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference) (File No. 001-32508)
10.23***	Engagement Letter with Fides Energy LLC/Louis G. Schott dated May 25, 2018 (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018, and incorporated herein by reference) (File No. 001-32508)
10.24***	First Amendment to May 25, 2018, Engagement Letter with Fides Energy LLC/Louis G. Schott dated August 31, 2020 (Filed as Exhibit 10.9 to the Company’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference) (File No. 001-32508)
10.25***	December 1, 2017 Letter Agreement between Camber Energy, Inc. and BlackBriar Advisors LLC (Filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed with the Commission on July 1, 2019, and incorporated herein by reference)(File No. 001-32508)
10.26***	First Amendment to December 1, 2017 Letter Agreement between Camber Energy, Inc. and BlackBriar Advisors LLC dated August 31, 2020 (Filed as Exhibit 10.11 to the Company’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference) (File No. 001-32508)
10.27***	Past Service Payment and Success Bonus Agreement dated August 31, 2020, with Louis G. Schott (Filed as Exhibit 10.4 to Camber’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference) (File No. 001-32508)
10.28***	Past Service Payment and Success Bonus Agreement dated August 31, 2020, with Robert Schleizer (Filed as Exhibit 10.5 to Camber’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference) (File No. 001-32508)
10.29***	Past Service Payment and Success Bonus Agreement dated August 31, 2020, with Fred Zeidman (Filed as Exhibit 10.6 to Camber’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference) (File No. 001-32508)

10.30	May 19, 2020, First Amendment to Letter Agreement with Sylva International LLC dba SylvaCap Media (Filed as Exhibit 10.2 to Camber’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference) (File No. 001-32508)
10.31	August 30, 2020, Second Amendment to Letter Agreement with Sylva International LLC dba SylvaCap Media (Filed as Exhibit 10.3 to Camber’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference) (File No. 001-32508)
10.32*	Form of Exchange Agreement dated December 11, 2020, by and between Camber Energy, Inc. and the Investor Named Therein
10.33*	Form of $6,000,000 Promissory Note dated December 11, 2020, by and between Camber Energy, Inc. and the Investor Named Therein
10.34*	Form of Security Agreement dated December 11, 2020, by and between Camber Energy, Inc. and the Investor Named Therein
31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer
31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer
32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer
32.2**	Section 906 Certification of Periodic Report of Principal Financial Officer
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Schema Document.
*101.CAL	XBRL Calculation Linkbase Document.
*101.LAB	XBRL Label Linkbase Document.
*101.PRE	XBRL Presentation Linkbase Document.
*101.DEF	XBRL Definition Linkbase Document.

* Exhibits filed herewith.

** Exhibits furnished herewith.

*** Management contract or compensatory plan.

+ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) and/or Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Commission upon request; provided