Form 10-Q/A
period 2020-09-30
CAMBER ENERGY, INC.
filed 2020-12-21
CIK 1309082

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Camber Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (the “Form 10-Q”) is to file Exhibit 101 with the Form 10-Q in accordance with Rule 405 of Regulation S-T. Due to a technical error, the eXtensible Business Reporting Language (“XBRL”) data associated with the Form 10-Q was inadvertently omitted from that filing. No other changes have been made to the Form 10-Q, and this Amendment No. 1 does not modify or update in any way disclosures made in the original filing. For ease of reference the entire Form 10-Q, including all other exhibits filed therewith, are included with this amended filing.

Exhibit 101 consists of the following materials from the Form 10-Q, filed with the Securities and Exchange Commission on December 18, 2020, formatted in XBRL:

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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