Form 10-K/A
period 2020-03-31
CAMBER ENERGY, INC.
filed 2021-11-22
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32508

CAMBER ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2660243
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15915 Katy Freeway, Suite 450, Houston, Texas	77094
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (210) 998-4035

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	CEI	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 250,000,000 shares of the registrant’s common stock outstanding as of November 15, 2021.

Documents incorporated by reference: None.

Explanatory Note

Camber Energy, Inc (the “Company”) is filing this Annual Report on Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended March 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2020 (“Original Report”) to restate our financial statements and related notes (collectively, the “financial statements” or “Financial Statements”) for the fiscal years ended March 31, 2019 and 2020. This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On October 31, 2020, the Company received a comment letter from the SEC (“SEC Comment Letter”) with respect to Amendment No. 2 to the Registration Statement on Form S-4 filed on October 14, 2020. Among other things, the SEC Comment Letter questioned the Company’s historical accounting treatment regarding the sale of our Series C Redeemable Convertible Preferred Stock (the “Series C Stock”). The Company recorded such sales as “permanent equity” and the SEC Comment Letter suggested the appropriate accounting classification was something other than permanent equity given certain provisions within the Certificate of Designation for the Series C Stock (“COD”). After considering the SEC Comment Letter and reviewing the COD, the Company and the holder of the Series C Stock determined there were several errors made in the drafting of the COD that could result in unintended consequences. Both parties agreed to subsequently correct the Certificate of Designation, and Certificates of Correction to the COD were filed on December 9, 2020 and on April 20, 2021 to correct the errors. Both parties agreed the corrections would be applied retroactive to the original filing date of the COD, being August 25, 2016; however, US GAAP requires a transaction to be accounted for in accordance with the terms of an agreement in effect during the period of the financial statements and, consequently, the Company determined that in accordance with the terms of the original COD, the Series C Stock should have been recorded as temporary equity instead of permanent equity. In addition, certain provisions of the original COD required the Company to recognize a derivative liability for certain conversions of the Series C Stock into common stock. After consultations with the SEC staff and the Company’s accounting advisors, the Company determined: (i) the impact of the error(s) is material for the fiscal years ended March 31, 2019 and 2020; and (ii) to restate its Annual Report on Form 10-K for the year ended March 31, 2020, inclusive of comparative financial statements for the year ended March 31, 2019, the previously filed quarterly report on From 10-Q for the three months ended June 30, 2020, and the previously filed quarterly report on Form 10-Q for the three and six month periods ended September 30, 2020. See Note 4 to the Consolidated Financial Statements included in Item 8 for additional information and a reconciliation of the previously reported amounts to the restated amounts.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report in its entirety, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item1A. Risk Factors

Part II, Item7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item8. Financial Statements

In addition, the Company’s Chief Executive Officers and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form

10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally located in the material set forth under the headings “Risk Factors“, “Management’s Discussion and Analysis of Financial Condition and Results of Operations“, “Business“, and “Properties“ but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others:

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

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under the “Risk Factors“ section of this Report and other sections of this Report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including those described above.

Forward-looking statements speak only as of the date of this Report or the date of any document incorporated by reference in this Report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Investors,” “SEC Filings” page of our website at www.camber.energy. Information on our website is not part of this Report, and we do not desire to incorporate by reference such information herein. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. In addition, you can access our proxy statements, our Code of Business Conduct and Ethics, Nominating and Corporate Governance Committee Charter, Audit Committee Charter, and Compensation Committee Charter on our website http://www.camber.energy, at “Investors” – “SEC Filings” – “All SEC Filings” and “Governance” - “Policies”.

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

Certain abbreviations and oil and gas industry terms used throughout this Annual Report are described and defined in greater detail above under “Glossary of Oil and Natural Gas Terms“ on page 1 of this Report, and readers are encouraged to review that section.

In addition, unless the context otherwise requires and for the purposes of this Report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

ITEM 1. BUSINESS.

General

Camber Energy, Inc., a Nevada corporation, is based in Houston, Texas. We are currently primarily engaged in the acquisition, development and sale of crude oil, natural gas and natural gas liquids from various known productive geological formations, including the Cline shale and upper Wolfberry shale in Glasscock County, Texas. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc., effective June 9, 2006, and effective January 4, 2017, the Company changed its name to Camber Energy, Inc. After the divestiture of our South Texas properties during fiscal 2019, as discussed in further detail below under “Mid-Continent Acquisition and Divestiture“, we initiated discussions with several potential acquisition and merger candidates to diversify our operations.

Pursuant to those discussions on July 8, 2019, we acquired Lineal Star Holdings, LLC (“Lineal”) pursuant to the terms of an Agreement and Plan of Merger dated as of the same date (the “Lineal Plan of Merger” and the merger contemplated therein, the “Lineal Merger” or the “Lineal Acquisition”), by and between Lineal, Camber, Camber Energy Merger Sub 2, Inc., Camber’s wholly-owned subsidiary (“Merger Sub”), and the Members of Lineal (the “Lineal Members”). Lineal is a specialty construction and oil and gas services enterprise providing services to the energy industry. Pursuant to the Lineal Plan of Merger, Camber acquired 100% of the ownership of Lineal from the Lineal Members in consideration for newly issued shares of Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”) and Series F Redeemable Preferred Stock (“Series F Preferred Stock”), as discussed in greater detail below under “Lineal Acquisition and Divestiture“.

On December 31, 2019, the Company entered into, and closed the transactions contemplated by a Preferred Stock Redemption Agreement, by and between the Company, Lineal and the holders of the Company’s Series E Preferred Stock and Series F Preferred Stock (the “Preferred Holders”). Pursuant to the Redemption Agreement, effective as of December 31, 2019, each holder of Series E Preferred Stock transferred such Series E Preferred Stock to Camber in consideration for their pro rata share (except as discussed below in connection with the Series F Preferred Stock holder, who was also a holder of Series E Preferred Stock) of 100% of the Common Shares of Lineal and the holder of the Series F Preferred Stock transferred such Series F Preferred Stock (and such Series E Preferred Stock shares held by such holder) to Camber in consideration for 100% of the Preferred Shares of Lineal and as a result, ownership of 100% of Lineal was transferred back to the Preferred Holders, the original owners of Lineal prior to the Lineal Merger. Additionally, all of the Series E Preferred Stock and Series F Preferred Stock of the Company were automatically cancelled and deemed redeemed by the Company and the Series F Holder waived and forgave any and all accrued dividends on the Series F Preferred Stock. See also “Lineal Acquisition and Divestiture“ below.

On February 3, 2020, the Company entered into an Agreement and Plan of Merger (as amended to date, the “Merger Agreement”) with Viking Energy Group, Inc. (“Viking”). The Merger Agreement provides that a newly-formed wholly-owned subsidiary of the Company (“Merger Sub”) will merge with and into Viking (the “Merger”), with Viking surviving the Merger as a wholly-owned subsidiary of the Company, as described in greater detail below under “Viking Plan of Merger“.

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

A required condition to the entry into the Merger was that the Company loan Viking $5 million, pursuant to the terms of a Securities Purchase Agreement, which was entered into on February 3, 2020 (the “SPA”). On February 3, 2020, the Company and Discover entered into a Stock Purchase Agreement pursuant to which Discover purchased 525 shares of Series C Preferred Stock (described in greater detail below under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Description of Capital Stock- Preferred Stock - Series C Redeemable Convertible Preferred Stock“), for $5 million, at a 5% original issue discount to the $10,000 face value of such preferred stock. Pursuant to the SPA, the Company made a $5 million loan to Viking (using funds raised from the sale of the Series C Preferred Stock shares to Discover), which was evidenced by a 10.5% Secured Promissory Note (the “February 2020 Secured Note”). The February 2020 Secured Note is secured by a security interest, para passu with the other investors in Viking’s Secured Note offering (subject to certain pre-requisites) in Viking’s 70% ownership of Elysium and 100% of Ichor Energy Holdings, LLC, Viking’s 100% subsidiary. Additionally, pursuant to a separate Security and Pledge Agreement entered into on February 3, 2020, Viking provided the Company a security interest in the membership, common stock and/or ownership interests of all of Viking’s existing and future, directly owned or majority owned subsidiaries, to secure the repayment of the February 2020 Secured Note.

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

Due to the certain redemption provisions of the Series C Preferred Stock that were deemed to be outside the control of the Company, the Series C Redeemable Preferred stock was recorded as temporary equity.

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

As of March 31, 2020, the Company had leasehold interests (working interests) covering approximately 221 / 3,500 (net / gross) acres, producing from the Cline and Wolfberry formations. The remaining Texas acreage consists of leasehold covering approximately 555 / 638 (net / gross) acres and wellbores located in the Panhandle in Hutchinson County, Texas, which was acquired by the Company in March 2018, and which will be transferred as part of the PetroGlobe settlement discussed below. On May 30, 2019, the Company received a Severance Order from the Texas Railroad Commission (the “TRC”) for noncompliance with TRC rules, suspending the Company’s ability to produce or sell oil and gas from its Panhandle leases in Hutchinson County, Texas, until certain well performance criteria are met. Since that time, the Company followed TRC procedures in order to regain TRC compliance for the Panhandle wells. Additionally, as a result of a notice from its working interest partner, PetroGlobe Energy Holdings, LLC (“PetroGlobe”), and related litigation, all prior production on the Panhandle wells was held in suspense. The Company cured its prior issues with the TRC and plans to close the transactions contemplated by its Settlement Agreement with PetroGlobe shortly after the filing of this Report, as discussed below under “Item 3. Legal Proceedings“; which will provide for among other things, the Company’s transfer of its ownership of its Hutchinson County, Texas properties and wells to PetroGlobe, which transaction and transfer is anticipated to close shortly after the filing of this Report.

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

As of March 31, 2020 and through the date of this Report was filed; Camber had curtailed the majority of its production from its wells in Hutchinson County, Texas, because of the Severance Order issued by 2019 as discussed above. As part of the settlement discussed below under “Item 3. Legal Proceedings“, the Hutchinson County, Texas wells were plugged and such wells will be transferred to PetroGlobe shortly after the filing of this Report.

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

Industry Segments

Our operations during the year ended March 31, 2019 were all crude oil and natural gas exploration and production related. For the year ended March 31, 2020, our operations were all crude oil and natural gas exploration and production related, except that from July 8, 2019 to December 31, 2019, we also owned and operated Lineal, which operated as an oil and gas service company and generated oil and gas service revenues. As described above under “Lineal Acquisition and Divestiture“, on December 31, 2019, we divested our entire interest in Lineal. In conjunction with the Lineal Divestiture, all contract revenue (oil and gas service revenue) has been included in “Loss from Discontinued Operations” for the year ended March 31, 2020, on the statement of operations.

Operations and Oil and Gas Properties

We operate and invest in areas that are known to be productive, with a reasonably established production history, in order to decrease geological and exploratory risk. The Company has certain interests in wells producing from the Wolfberry and Cline formations in Glasscock County, Texas.

In March 2018, we completed the acquisition of working interests in certain leases, wells and equipment located in the Texas panhandle and a 37.5% interest in one partnership that owned certain leases, wells and equipment in the same fields, for a total purchase price of $250,000, payable in three tranches, from an entity which is controlled by Ian Acrey, who served as the operating manager of our operations through a different entity. The acquisition included 49 non-producing well bores, 5 saltwater disposal wells and the required infrastructure and equipment necessary to support future hydrocarbon production as well as approximately 555 net leasehold acres in Hutchinson County, Texas. As a result of the May 30, 2019 Severance Order from the TRC discussed above, the Company was effectively blocked from selling oil and gas from its 11 Panhandle wells located in Hutchinson County, Texas, and as a result of the PetroGlobe lawsuit discussed below under “Item 3. Legal Proceedings“, a total of approximately 1,000 barrels of oil were held in suspension pending the outcome of the lawsuit. As discussed below under “Item 3. Legal Proceedings“; on January 27, 2020, the Company entered into a Compromise Settlement Agreement (the “Settlement Agreement”) with PetroGlobe, Signal Drilling, LLC (“Signal”), Petrolia Oil, LLC (“Petrolia”), Prairie Gas Company of Oklahoma, LLC (“PGCO”), and Canadian River Trading Company, LLC (“CRTC”). Pursuant to the Settlement Agreement, the Company agreed to pay PetroGlobe $250,000, of which $100,000 was due upon execution of the Settlement Agreement, which payment has been made, and $150,000 was paid to an escrow account, which payment will be released in connection with the successful transfer of all wells and partnership interests of the Company’s prior wholly-owned subsidiary C E Energy, LLC (“CE”) to PetroGlobe, which is anticipated to occur shortly after the filing of this Report. CE operates all of our former producing wells and leases located in Hutchinson County, Texas, which as discussed above are being transferred to PetroGlobe.

On September 26, 2018, the transactions contemplated by the Sale Agreement (described above under “Mid-Continent Acquisition and Divestiture“) closed and N&B Energy assumed all of the IBC Obligations (pursuant to the Assumption Agreement described above) and paid the Company $100 in cash, and the Company transferred ownership of the Disposed Assets (defined above, constituting a substantial portion of its assets) to N&B Energy. Notwithstanding the sale of the Disposed Assets which included approximately 18,000 net acres, the Company retained its assets in Glasscock County and Hutchinson Counties, Texas and also retained a 12.5% production payment (effective until a total of $2.5 million has been received – of which none has been received as of the filing date) and a 3% overriding royalty interest, in its then existing Okfuskee County, Oklahoma assets; and retained an overriding royalty interest on certain other undeveloped leasehold interests.

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

ITEM 1A. RISK FACTORS.

Our business and operations are subject to many risks. The risks described below may not be the only risks we face, as our business and operations may also be subject to risks that we do not yet know of, or that we currently believe are immaterial. If any of the events or circumstances described below actually occurs, our business, financial condition, results of operations or cash flow could be materially and adversely affected and the trading price of our common stock could decline. The following risk factors should be read in conjunction with the other information contained herein, including the financial statements and the related notes. Please read “Cautionary Note Regarding Forward-Looking Statements“ in this filing, where we describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference in this filing.

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

The Merger Agreement contains provisions that could adversely impact competing proposals to acquire us. These provisions include the prohibition on us generally from soliciting any acquisition proposal or offer for a competing transaction and the requirement that transfer back to Viking up to the entire 30% interest in Elysium which we acquired on February 3, 2020 (25%) and June 25, 2020 (5%) if the Merger Agreement is terminated in specified circumstances (as discussed above under “Item 1. Business – General – Viking Plan of Merger“) and requiring us, upon termination of the Merger, to redeem 630 shares of Series C Preferred Stock held by Discover at a price of $6,930,000. These provisions might discourage a third party that might have an interest in acquiring all or a significant part of our company from considering or proposing an acquisition, even if that party were prepared to pay consideration with a higher value than the current proposed Merger consideration. Furthermore, the termination fee may result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

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

The Merger Agreement provides that in the event the NYSE American determines that the Merger constitutes, or will constitute, a “back-door listing”/”reverse merger”, Camber (and its common stock) is required to qualify for initial listing on the NYSE American, pursuant to the applicable guidance and requirements of the NYSE as of the date of the Merger and the NYSE American has expressed their initial opinion that the merger will constitute, a “back-door listing”/”reverse merger”. The NYSE American initial listing standards include more stringent requirements than the NYSE American continued listing standards, which as discussed in the risk factors below, Camber is not currently in compliance with; provided that Camber believes it will be in compliance with the continued listing standards through the closing of the merger.

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

Failure to complete the Merger could negatively impact our stock price and future business and financial results.

If the Merger is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

•	we will not realize the benefits expected from the Merger, including a potentially enhanced competitive and financial position, expansion of assets and therefore opportunities, and will instead be subject to all the risks we currently face as an independent company;

•	we may experience negative reactions from the financial markets and our partners and employees;

•	under the Merger Agreement, we may be required to transfer back to Viking the 30% interest in Elysium which we have acquired to date, and will be required to redeem 630 shares of Series C Preferred Stock held by Discover at a price of $6,930,000 if the Merger is terminated. If such termination fee is payable, the payment of this fee could have material and adverse consequences to our financial condition and operations. Furthermore, although Viking has agreed to pay us a break-up fee in the event the Merger is terminated, which will allow us to redeem the 630 shares of Series C Preferred Stock required to be redeemed from Discover, Viking may be unable to pay such amount when due;

•	the Merger Agreement places certain restrictions on the conduct of our business prior to the completion of the Merger or the termination of the Merger Agreement. Such restrictions, the waiver of which is subject to the consent of Viking, may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger; and

•	matters relating to the Merger (including integration planning) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

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

If the Viking Merger is consummated, the Company and Viking expect to incur significant costs in connection with integrating their operations and personnel. These costs may include costs for:

•	employee redeployment, relocation or severance;

•	integration of information systems; and

•	reorganization or closures of facilities.

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

Our Hutchinson County, Texas leases make up approximately 30% of our historical total producing properties. We were notified by the Texas Railroad Commission that our P 4 Certificate of Compliance was cancelled because our Hutchinson County, Texas wells had been inactive for more than one year and had not yet been granted a plugging extension. As part of the settlement agreement entered into with PetroGlobe, as discussed below under “Item 3. Legal Proceedings“, we agreed to remedy the issues with the Texas Rail Road Commission and transfer ownership of our Hutchinson County, Texas properties to PetroGlobe or its designees, which transfer is in process and is anticipated to be completed shortly after the filing of this Report. As such, following such transfer, we will no longer have ownership of, or generate any revenues from, such Hutchinson County, Texas leases. As a result of such transfer, the Company will have limited oil and gas operations.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Part II - Item 9A. Controls and Procedures“, as of March 31, 2020, our Interim CEO and CFO have determined that our disclosure controls and procedures were not effective, and such disclosure controls and procedures have not been deemed effective since approximately September 30, 2017. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020 and determined that such internal control over financial reporting was not effective as a result of such assessment.

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

We currently serve as the operator of 35 shut-in wells which are located in the Texas Panhandle, provided that, shortly after the filing of this Report, subject to the Settlement Agreement discussed below under “Item 3. Legal Proceedings“, we plan to transfer ownership of such wells to PetroGlobe. After such transfer, we will not operate any of our wells. As a result, we may have a limited ability to exercise influence over normal operating procedures, expenditures or future development of underlying properties and their associated costs. For all of the properties that are operated by others, we are dependent on their decision-making with respect to day-to-day operations over which we have little control. The failure of an operator of wells in which we have an interest to adequately perform operations, or an operator’s breach of applicable agreements, could reduce production and revenues we receive from that well. The success and timing of our drilling and development activities on properties operated by others depend upon a number of factors outside of our control, including the timing and amount of capital expenditures, the available expertise and financial resources, the inclusion of other participants and the use of technology. Since we do not own the majority interest in many of the wells we do not operate, we may not be in a position to remove the operator in the event of poor performance.

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

It is a required condition to the closing of the Merger that in the event the Exchange determines that the Merger constitutes, or will constitute, a “back-door listing”/”reverse merger”, which we expect that it will, we (and our common stock) will be required to qualify for initial listing on the NYSE American, pursuant to the applicable guidance and requirements of the Exchange.

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

We have authorized capital stock consisting of 25,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of June 24, 2020, we had 12,455,929 shares of common stock outstanding and 2,951 shares of Series C Preferred Stock outstanding (each as described in greater detail below under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Description of Capital Stock“). As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, subject to the requirements of the NYSE American (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), which if issued could cause substantial dilution to our then stockholders. Shares of additional preferred stock may also be issued by our Board of Directors without stockholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have super voting rights and/or other rights or preferences which could provide the preferred stockholders with substantial voting control over us subsequent to the date of this filing and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

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

Discover holds an approximately $77.4 million liquidation preference in the Company.

Each share of Series C Preferred Stock held by Discover includes a liquidation preference, payable to Discover upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company, prior to any distribution or payment made to the holders of preferred stock or common stock, by reason of their ownership thereof equal to $10,000, plus an amount equal to any accrued but unpaid dividends thereon. Because the dividends currently require that interest be paid on the Face Value of between 24.95% and 34.95% per annum, for the entire seven year term of the Series C Preferred Stock (even if payable sooner than seven years after the issuance date), the total liquidation value required to be paid to Discover upon a liquidation, dissolution or winding up of the Company is approximately $77.4 million as of the date of this report. As referenced above, this liquidation preference would be payable prior to any amount being distributed the holders of our common stock. Because our net assets total significantly less than $77.4 million, it is likely that our common stockholders would not receive any amount in the event the Company was liquidated, dissolved or wound up, and that Discover would instead receive the entire amount of available funds after liquidation.

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

We agreed pursuant to the June 2020 Purchase Agreement that if the Merger does not close by the required date approved by the parties thereto (as such may be extended from time to time), which date is currently September 30, 2020, but which may be extended until December 31, 2020, in the event that we have not fully resolved SEC comments on the Form S-4 (a preliminary draft of which has previously been filed) or other SEC filings related to the Merger, and we are responding to such comments in a reasonable fashion, subject to certain exceptions, and, we are required, at Discover’s option in its sole and absolute discretion, to immediately repurchase from Discover all then outstanding Series C Preferred Stock shares acquired by Discover pursuant to the June 2020 Purchase Agreement, by paying to Discover 110% of the aggregate face value of all such shares ($6,930,000). Viking also agreed pursuant to the Merger Agreement to pay a break-up fee upon termination of the Merger Agreement, which if paid, would allow us to pay Discover the amount we would owe in connection with the required redemption of the 630 shares of Series C Preferred Stock ($6,930,000). The required redemption of the Series C Preferred Stock, if legally authorized under Nevada law, could reduce the amount of cash we have available for working capital and could require Camber to raise additional funding in the future, which funding may not be available on favorable terms, if at all. Due to certain redemption provisions that are outside the control of the Company, the Company has recorded the Series C Preferred Stock in temporary equity.

Because the conversion discounts related to the conversion premiums payable in connection with the Series C Preferred Stock are fixed, and not based on percentages, the percentage of such discounts increase as our stock price declines.

As described in greater detail below under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Description of Capital Stock“, the conversion rate of such premiums and dividends payable on the Series C Preferred Stock equals 95% of the average of the lowest 5 individual daily volume weighted average prices during the applicable Measuring Period, not to exceed 100% of the lowest sales prices on the last day of the Measuring Period (the “Non-Triggering Event Percentage Discounted VWAP”), less $0.05 per share of common stock, unless a triggering event (described in the Series C Preferred Stock Designation) has occurred, in which case the conversion rate equals 85% of the lowest daily volume weighted average price during the Measuring Period (the “Triggering Event Percentage Discounted VWAP” and together with the Non-Triggering Event Percentage Discounted WWAP, as applicable, the “Percentage Discounted WWAP”), less $0.10 per share of common stock, not to exceed 85% of the lowest sales prices on the last day of such Measuring Period, less $0.10 per share. Because the $0.05 and $0.10 discounts (the “Fixed Conversion Discounts”) which apply to the already discounted Percentage Discounted VWAPs are fixed, the percentage of such discounts increase as the value of its common stock decreases. For example, see the table below:

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

Production, Sales Price and Production Costs

The Company produced oil, natural gas and NGLs from 25 non-operated wells in Glasscock County, Texas during the year ended March 31, 2020. The Company operated 35 non-producing wells in Hutchinson County, Texas during the year ended March 31, 2020, which wells are in the process of being transferred to PetroGlobe as discussed under “Item 3. Legal Proceedings“.

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

Oil and Natural Gas Reserves

Reserve Information. For estimates of Camber’s net proved producing reserves of crude oil and natural gas, as well as discussion of Camber’s proved and probable undeveloped reserves, see “Part II - Item 8 Financial Statements and Supplementary Data – Supplemental Oil and Gas Disclosures (Unaudited)“. At March 31, 2020, Camber’s total estimated proved reserves were 133,442 Boe of which 54,850 Bbls were crude oil reserves, 43,955 Bbls were NGL reserves and 207,823 Mcfs were natural gas reserves.

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

For more information regarding our oil and gas reserves, please refer to “Part II - Item 8 Financial Statements and Supplementary Data – Supplemental Oil and Gas Disclosures (Unaudited)“.

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

Effective August 1, 2018, the Company terminated its month-to-month lease with RAD2, and entered into a month-to-month lease at 1415 Louisiana, Suite 3500 Houston, Texas 77002 with BlackBriar Advisors LLC (“BlackBriar”). Pursuant to the sublease, BlackBriar is providing us, without charge, use of the office space in Houston, Texas. BlackBriar is affiliated with the Company’s former Chief Financial Officer.

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

Holders

As of November 18, 2021, there were approximately 168 record holders of our common stock, not including holders who hold their shares in street name.

Description of Capital Stock

The total number of shares of all classes of stock that we have authority to issue is 250,005,200, consisting of 250,000,000 shares of common stock, par value $0.001 per share, and 5,200 shares of preferred stock, par value $0.001 per share. As of November 18, 2021, we had (i) 250,000,000 shares of common stock outstanding and (ii) 5,200 designated shares of Series C Preferred Stock, 3,886 of which were outstanding.

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

52

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

The Series C Preferred Stock may be converted into shares of common stock (“Conversion Shares”) at any time at the option of the holder, or at our option if certain equity conditions (as defined in the certificate of designation for the Series C Preferred Stock), are met. Upon conversion, we will pay the holders of the Series C Preferred Stock being converted an amount, in cash or stock at our sole discretion, equal to the dividends that such shares would have otherwise earned if they had been held through the maturity date (i.e., seven years), and issue to the holders such number of shares of Common stock equal to $10,000 per share of Series C Preferred Stock (the “Face Value”) multiplied by the number of such shares of Series C Preferred Stock divided by the applicable Conversion of Price $3.25 per share.

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

The Series C Preferred Stock holder, Discover, did not convert any shares of Series C Preferred Stock into common stock during the period from January 1, 2020 to March 31, 2020. Since April 1, 2020, and through June 24, 2020, Discover converted 498 shares of Series C Preferred Stock into approximately 13,033,208 shares of common stock, of which 7,354,416 shares of common stock had been issued as of June 24, 2020, and a total of approximately 5,678,792 shares of common stock were due to Discover, and are held in abeyance until such issuances are requested by Discover, subject to the 9.99% ownership limitation set forth in the designation of the Series C Preferred Stock. The number of Series C Preferred Stock converted by Discover of the Series C Preferred Stock since April 1, 2020, and through June 24, 2020, are summarized below:

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

As of June 24, 2020, the 2,951 outstanding shares of Series C Preferred Stock can convert, pursuant to their terms, into approximately 86,142,223 shares of our common stock, which number includes 9,080,000 shares of common stock convertible upon conversion of all of the outstanding shares of outstanding Series C Preferred Stock at a conversion price of $3.25 per share (based on the $10,000 face amount of the Series C Preferred Stock) and approximately 77,062,223 shares of common stock for premium shares due thereunder (based on the current dividend rate of 24.95% per annum), and a conversion price of $0.6688 per share (the last conversion price provided in a conversion notice provided by Discover), which may be greater than or less than the conversion price that currently applies to the conversion of the Series C Preferred Stock pursuant to the terms of the Designation, which number of premium shares may increase significantly from time to time as the trading price of our common stock decreases, upon the occurrence of any trigger event under the Designation of the Series C Preferred Stock and upon the occurrence of certain other events, as described in greater detail in the Designation of the Series C Preferred Stock. The lowest possible conversion price of the Series C Preferred Stock is $0.001 per share. If converted in full at the lowest possible conversion price, the Series C Preferred Stock would convert into a maximum of 51,539,396,600 shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following is a discussion by management of its view of the Company’s business, financial condition, and corporate performance for the past year. The purpose of this information is to give management’s recap of the past year, and to give an understanding of management’s current outlook for the near future. This section is meant to be read in conjunction with “Item 8. Financial Statements and Supplementary Data“ of this Annual Report on Form 10-K.

Our fiscal year ends on the last day of March of the calendar year. We refer to the years ended March 31, 2020 and 2019 as our 2020 and 2019 fiscal years, respectively.

Financing

A summary of our financing transactions, funding agreements, lending transactions and other material funding transactions can be found under “Part II - Item 8 Financial Statements and Supplementary Data – Note 2 – Liquidity and Going Concern Considerations“, “Note 6 – Plan of Merger and Investment in Unconsolidated Entity“, “Note 7 – Long-Term Notes Receivable“, “Note 9 – Note Payables and Debenture“, “Note 13 - Merger Agreement and Divestiture“, “Note 15 – Stockholders’ Equity (Deficit)“ and “Note 21 – Subsequent Events“.

The Company believes that it will not have sufficient liquidity to meet its operating costs unless it raises funding, which may be through the sale of equity or debt, which may be more likely if it can close the Viking Merger, which is the Company’s current plan, which Merger is anticipated to close in the third calendar quarter of 2020, and which required closing date is currently September 30, 2020, but can be extended until up to December 31, 2020, pursuant to certain conditions in the Merger Agreement. There is no guarantee though that the Viking merger will be completed or other sources of funding be available. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the year ended March 31, 2020, the Company produced oil, natural gas and NGLs at an average of approximately 36 Boepd from wells in two Texas counties. The Company serves as operator of 35 gross wells (all of which are shut-in and non-producing), which wells are in the process of being transferred pursuant to the terms of the Settlement Agreement discussed below under “Item 3. Legal Proceedings“. The total number of gross wells is 81, with the active producers being 36. The ratio between the gross and net production differs due to varied working interests and net revenue interests in each well. As we develop our properties, we may see the opportunity to increase our natural gas and natural gas liquids production.

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

Oil and Gas Revenue

During the year ended March 31, 2020, our net crude oil sales volumes decreased to 5,399 Bbls from 8,846 Bbls, a 39% decrease over the previous fiscal year. The production decrease is primarily related to the sale of a significant amount of our assets which closed in September 2018, as described above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture“.

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

Results of Operations

The following discussion and analysis of the results of operations for each of the two fiscal years in the period ended March 31, 2020 should be read in conjunction with the consolidated financial statements of Camber Energy, Inc. and notes thereto (see “Part II - Item 8. Financial Statements and Supplementary Data“).

We reported a net loss for the year ended March 31, 2020 of $8.6 million (net loss attributable to common shareholders of $14.7 million), or $6.94 per common share. For the year ended March 31, 2019, we reported net loss of $10.8 million (net loss attributable to common shareholders of $15.0 million), or $3,799.73 per common share. The decrease in net loss was primarily due to a loss on derivative liability of $4.8 million for the year ended March 31, 2020 as compared to a loss on derivative liability of $27.4 million for the year ended March 31, 2019. The loss on derivative liability relates to the conversion premium for the conversion of the Series C Preferred Stock. The decrease in the net loss was partially offset by the one-time gain on the sale of assets to N&B Energy that closed in September 2018, and resulted in a gain on sale of property and equipment of $25.8 million for the year ended March 31, 2019, as described above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture“.

Net Operating Revenues

The following table sets forth the revenue and production data for the years ended March 31, 2020 and 2019.

				%
			Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	5,399	8,846	(3,447)	(39)%
Natural Gas (Mcf)	18,892	321,423	(302,531)	(94)%
NGL (Gallons)	190,503	2,153,280	(1,962,777)	(91)%
Total (Boe)	13,084	113,685	(100,601)	(88)%

Crude Oil (Bbls per day)	15	24	(9)	(38)%
Natural Gas (Mcf per day)	52	881	(829)	(94)%
NGL (Gallons per day)	522	5,899	(5,377)	(91)%
Total (Boe per day)	36	311	(275)	(88)%

Average Sale Price:
Crude Oil ($/Bbl)	$54.83	$59.51	$(4.68)	(8)%
Natural Gas($/Mcf)	1.96	2.4	(0.44)	(18)%
NGL ($/Gallon)	0.34	0.67	(0.33)	(49)%

Net Operating Revenues:
Crude Oil	$296,036	$526,365	$(230,329)	(44)%
Natural Gas	37,049	772,105	(735,056)	(95)%
NGL	64,033	1,443,632	(1,379,599)	(96)%
Total Revenues	$397,118	$2,742,102	$(2,344,984)	(86)%

Total crude oil and natural gas revenues for the year ended March 31, 2020 decreased $2.3 million, or 86%, to approximately $0.4 million, compared to $2.7 million for the same period a year ago due primarily to the sale of a significant amount of our assets which closed in September 2018, as described above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture“.

Operating and Other Expenses

The following table sets forth operating and other expenses for the years ended March 31, 2020 and 2019:

			Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Direct lease operating expense	$395,506	$1,942,922	$(1,547,416)	(80)%
Workovers expense	—	224,827	(224,827)	(100)%
Other	84,150	703,159	(619,099)	(83)%
Total Lease Operating Expenses	479,656	2,870,908	(2,391,252)	(83)%

Severance and Property Taxes	14,440	132,993	(118,553)	(89)%
Depreciation, Depletion, Amortization and Accretion	20,420	478,770	(458,350)	(96)%
Impairment of Oil and Gas Properties	—	1,304,785	(1,304,785)	(100)%
(Gain) Loss on Sale of Property and Equipment	—	-25,808,246	25,808,246	100%

General and Administrative (Cash-based)	4,709,181	4,809,135	(99,954)	(2)%
Share-Based Compensation (Non-Cash)	200,690	343,631	(142,941)	(42)%
Total General and Administrative Expense	$4,909,871	$5,152,766	$(242,895)	(5)

Interest Expense	$14,771	$2,438,097	$(2,423,326)	(99)%
Equity in Earnings of Unconsolidated Entity	(957,169)	—	(957,169)	(100)%
Loss on Derivative Liability	4,758,182	27,431,824	(22,673,642)	(82)%
Other (Income) Expense, Net	$(228,572)	$(474,124)	$(245,552)	(52)%

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

In total, the overall lease operating expenses decreased $2.4 million or 83% for the current period, compared to the prior year’s period due primarily to the sale of a significant amount of our assets which closed in September 2018, as described above under “Part I – Item 1. Business - General - Mid-Continent Acquisition and Divestiture“.

Severance and Property Taxes. Severance and Property Taxes decreased by $0.1 million or 89% for the current period, compared to the prior year’s period due primarily to the sale of a significant amount of our assets which closed in September 2018, as described above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture“.

Depreciation, Depletion, Amortization and Accretion (“DD&A”). DD&A related to proved oil and gas properties is calculated using the unit-of-production method. Under full cost accounting, the amortization base is comprised of the total capitalized costs and total future investment costs associated with all proved reserves.

DD&A decreased for the current year as compared to the prior year period by $0.5 million or 96% primarily related to the decrease in total depreciable assets due to the sale of a significant amount of our assets which closed in September 2018, as described above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture“.

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

Gain/(Loss) on Sale of Property and Equipment. During the year ended March 31, 2020, the Company had no gain or loss on sales of property. During the year ended March 31, 2019, the Company recorded a gain on sale of property and equipment of $25.8 million due primarily to the sale of a significant amount of our assets which closed in September 2018, as described above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture“.

General and Administrative Expenses (“G&A”) (excluding share-based compensation). G&A expenses for the current period decreased by approximately $0.1 million or 2% primarily related to decreased professional fees due to the reduction in size of operations due to the sale of a significant amount of our assets which closed in September 2018, as described above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture“.

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

Interest Expense. Interest expense for the year ended March 31, 2020 decreased by $2.4 million or 99% when compared to the prior year’s period, primarily related to the assignment of the IBC Obligations to N&B Energy in connection with the sale of a significant amount of our assets which closed in September 2018, as described above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture“.

Equity in Earnings of Unconsolidated Entity. Equity in earnings of unconsolidated entities increased to $957,169 for the year ended March 31, 2020 from $0 for the year ended March 31, 2019, due to the February 3, 2020 acquisition of a 25% interest in Elysium Energy, LLC, as discussed above under “Item 1. Business - General – Viking Plan of Merger“.

Loss on derivative liability. Loss on derivative liability decreased by $22.7 million or 82% as compared to the prior period. During the year ended March 31, 2019, the Company issued approximately $23.5 million in true-up shares associated with previous conversions and recognized a loss of $3.9 million associated with conversions during the year ended March 31, 2019 that were subject to adjustment subsequent to year end. The decrease in the loss on derivative liabilities is due primarily to the stock price changes.

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

Our primary sources of cash for year ended March 31, 2020 were from funds generated from the sale of preferred stock during fiscal 2019, the sale of natural gas and crude oil production and revenue generated from Lineal which was acquired in July 2019 and divested effective December 31, 2019. The primary uses of cash were funds used in operations, funds invested in connection with Viking’s Rule 506(c) convertible note offering, as described above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture“ and funds loaned to Lineal as described above under “Item 1. Business - General - Lineal Acquisition and Divestiture“. As of March 31, 2020, the Company had a working capital deficit of approximately $0.9 million. The Company believes that it will not have sufficient liquidity to operate as a going concern for the next twelve months following the issuance of the financial statements included herein unless it can close the Viking Merger, which is the Company’s current plan, which Merger is anticipated to close in the third calendar quarter of 2020, and which required closing date is currently September 30, 2020, but can be extended until up to December 31, 2020, pursuant to certain conditions in the Merger Agreement.

Pursuant to the December 31, 2019 Redemption Agreement, we entered into a new unsecured promissory note in the amount of $1,539,719 with Lineal, evidencing the repayment of the prior July 2019 Lineal Note, together with additional amounts loaned by Camber to Lineal through December 31, 2019; and loaned Lineal an additional $800,000, which was evidenced by an unsecured promissory note in the amount of $800,000, entered into by Lineal in favor of the Company on December 31, 2019. The December 2019 Lineal Note and Lineal Note No. 2, accrue interest, payable quarterly in arrears, beginning on March 31, 2020 and continuing until December 31, 2021, when all interest and principal is due, at 8% and 10% per annum (18% upon the occurrence of an event of default), respectively. The December 2019 Lineal Note and Lineal Note No. 2 are unsecured. Such loans are described in greater detail above under “Item 1. Business - General - Lineal Acquisition and Divestiture“.

On February 3, 2020, the Company and Discover entered into a Stock Purchase Agreement pursuant to which Discover purchased 525 shares of Series C Preferred Stock (described in greater detail below under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Description of Capital Stock- Preferred Stock - Series C Redeemable Convertible Preferred Stock“) for $5 million, at a 5% original issue discount to the $10,000 face value of such preferred stock.

On February 3, 2020, we advanced the $5.0 million raised from the sale of Series C Preferred Stock to Discover to Viking, and Viking provided us, among other things, a $5 million, 10.5% Secured Promissory Note. On June 25, 2020, we advanced an additional $4.2 million to Viking in consideration for, among other things, an additional 10.5% Secured Promissory Note in the principal amount of $4.2 million. The Secured Notes accrue interest at the rate of 10.5% per annum, payable quarterly and are due and payable on February 3, 2022. The notes include standard events of default, including certain defaults relating to the trading status of Viking’s common stock and change of control transactions involving Viking. The Secured Notes can be prepaid at any time with prior notice as provided therein, and together with a pre-payment penalty equal to 10.5% of the original amount of the Secured Notes. The Secured Notes are secured by a security interest, para passu with the other investors in Viking’s Secured Note offering (subject to certain pre-requisites) in Viking’s 70% ownership of Elysium and 100% of Ichor Energy Holdings, LLC. Additionally, pursuant to a separate Security and Pledge Agreement, Viking provided the Company a security interest in the membership, common stock and/or ownership interests of all of Viking’s existing and future, directly owned or majority owned subsidiaries, to secure the repayment of the Secured Notes. As additional consideration for providing the Secured Notes, Viking assigned us 30% of Elysium, which is fully or partially assignable back to Viking upon termination of the Merger, under certain circumstances as discussed in greater detail above under “Item 1. Business - General – Viking Plan of Merger“.

On June 22, 2020, the Company and Discover entered into a Stock Purchase Agreement pursuant to which Discover purchased 630 shares of Series C Preferred Stock for $6 million (of which $4.2 million of such funds were subsequently loaned to Viking as discussed above).

Plan of Operations

As described in greater detail above under “Item 1. Business – General - Viking Plan of Merger“, on February 3, 2020, the Company entered into a Merger Agreement with Viking, which contemplates Viking merging with and into a newly-formed wholly-owned subsidiary of the Company, with Viking surviving the Merger as a wholly-owned subsidiary of the Company. The Merger Agreement also contemplates that, upon the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time of the Merger, each share of common stock, of Viking issued and outstanding immediately prior to the Effective Time, other than certain shares owned by the Company, Viking and Merger Sub, will be converted into the right to receive the pro rata share of 80% of the Company’s post-Effective Time capitalization, taking into account the number of shares of common stock of Camber outstanding on a fully-diluted basis and without taking into account any shares of common stock which the holder of the Company’s Series C Preferred Stock can receive upon conversion of the Series C Preferred Stock, or a separate series of preferred stock issued in exchange for such Series C Preferred Stock, which has fixed conversion provisions, subject to certain adjustments described in the Merger Agreement. Holders of Viking Common Stock will have any fractional shares of Company common stock after the Merger rounded up to the nearest whole share.

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

Working Capital

At March 31, 2020, the Company’s total current assets of $1.1 million were less than its total current liabilities of approximately $10.7 million, resulting in a working capital deficit of $9.6 million, while at March 31, 2019, the Company’s total current assets of $8.2 million exceeded its total current liabilities of approximately $6.0 million, resulting in working capital of $2.2 million. The reduction from working capital of $2.2 million to a working capital deficit of $10.7 million is due to losses on the Series C Preferred Stock derivative liability, losses from continuing operations, costs incurred with the Lineal merger and ultimate divestiture with Lineal as discussed above under “Item 1. Business – General – Lineal Acquisition and Divestiture“, and $7.3 million of advances on long-term notes receivable relating to amounts loaned to Lineal and advanced to Viking, as discussed in greater detail above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture“ and “Item 1. Business – General – Viking Plan of Merger“, respectively.

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

Net cash used in investing activities was $9.6 million for the year ended March 31, 2020, compared to $2.3 million for the same period a year ago. The increase in net cash used in investing activities was primarily due to the loans made to Lineal and Viking during the year ended March 31, 2020 as discussed above under “Item 1. Business – General – Lineal Acquisition and Divestiture“, and above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture“ and “Item 1. Business – General – Viking Plan of Merger“, respectively.

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

Financing

A summary of our financing transactions, funding agreements, lending transactions and other material funding transactions can be found under “Part II - Item 8 Financial Statements and Supplementary Data – Note 2 – Liquidity and Going Concern Considerations“, “Note 6 – Plan of Merger and Investment in Unconsolidated Entity“, “Note 7 – Long-Term Notes Receivable“, “Note 9 – Note Payables and Debenture“, “Note 13 - Merger Agreement and Divestiture“, “Note 15 – Stockholders’ Equity (Deficit)“ and “Note 21 – Subsequent Events“.

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

Proved Oil and Natural Gas Reserves

Camber’s independent petroleum consultants estimate proved oil and gas reserves, which directly impact financial accounting estimates, including depreciation, depletion and amortization. Proved reserves represent estimated quantities of crude oil and condensate, natural gas liquids and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. The process of estimating quantities of proved oil and gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time. For related discussion, see “Item 1A. Risk Factors“.

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

Derivative Liabilities

The Company recognizes a derivative liability relating to conversions of its Series C Preferred Stock that may be subject to adjustment after the conversion date. Upon conversion, the holder is entitled to dividends as if the shares had been held to maturity, which is referred to as the Conversion Premium.  The Conversion Premium may be paid in shares or cash, at the option of the Company.  If the Conversion Premium is paid in cash, the amount is fixed and not subject to adjustment.  If the Conversion Premium is paid in shares, the conversion ratio is based on a VWAP calculation based on the lowest stock price over the Measurement Period.  The Measurement Period is 30 days prior to the conversion date (or 60 days if there has been a triggering event) and 30 days after the conversion date (or 60 days if there has been a triggering event).  Both the VWAP calculation and the Measurement Period are subject to adjustment in the event that the Company is in default of one or more provisions in the certificate of designation.  For example, the Measurement period may be extended one day for every day the Company is not in compliance with one or more of the Equity Conditions.

At the conversion date, the number of shares due for the Conversion Premium is estimated based on the previous 30-day (or 60 day) stock price.  If the Company does not elect to pay the Conversion Premium in cash, the Company will issue all shares due for the conversion and the estimated shares due for the conversion premium.  If the VWAP calculation for the 30 days (or 60 days) after the conversion is lower than 30 days (or 60 days) prior to the conversion, the holder will be issued additional shares, referred to as true-up shares.  If the VWAP calculation is higher, no true-up shares are issued.

Management has determined that the obligation to issue additional shares under the Conversion Premium creates a derivative liability.  The determination of the number of true-up shares due, if any, is based on the lowest VWAP calculation over the Measurement Period that extends beyond the conversion date. In addition, if the Company is in non-compliance with certain provisions of the certificate of designation, the Measurement Period does not end until the company is in compliance.  The obligation to issue additional shares (“True-up Shares”) is a derivative liability.

The derivative liability for the True-Up Shares at the end of each period represents Series C Preferred Stock conversions in which the Measurement Period had not expired as of the period end.

The fair value of the derivative liability has been estimated using a binomial pricing mode and the lesser of the conversion price or the low closing price of the Company’s stock subsequent to the conversion date. and the historical volatility of the Company’s common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements as of and for the fiscal years ended March 31, 2020 and 2019 have been audited by Turner, Stone & Company, L.L.P. independent registered public accounting firm, and have been prepared in accordance with generally accepted accounting principles pursuant to Regulation S-X.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Camber Energy, Inc.

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Camber Energy, Inc. (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Restatement of Previously Issued Financial Statements

As discussed in Note 4 to the financial statements, the Company has restated its 2020 and 2019 financial statements to correct errors related to accounting for its Series C Preferred Stock.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

November 19, 2021

CAMBER ENERGY, INC.
CONSOLIDATED BALANCE SHEETS (Restated)

As of March 31,	2020	2019
ASSETS
Current Assets
Cash	$656,615	$7,778,723
Accounts Receivable, Net of Allowance	255,363	129,037
Other Current Assets	220,682	263,205
Total Current Assets	1,132,660	8,170,965

Property and Equipment
Oil and Gas Properties - Subject to Amortization	50,443,883	50,528,953
Oil and Gas Properties - Not Subject to Amortization	28,016,989	28,016,989
Other Property and Equipment	1,570	1,570
Total Property and Equipment	78,462,442	78,547,512
Accumulated Depletion, Depreciation, Amortization and Impairment	(78,351,825)	(78,334,324)
Total Property and Equipment, Net	110,617	213,188

Equity Method Investment – Elysium Energy, LLC	957,169	—
Notes Receivable	7,339,719	—
Other Assets	155,053	198,519
Total Assets	$9,695,218	$8,582,672

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$1,474,221	$1,521,329
Common Stock Payable	173,000	303,340
Accrued Expenses	348,460	276,133
Current Asset Retirement Obligations	30,227	—
Current Income Taxes Payable	3,000	3,000
Derivative Liability	8,669,831	3,911,649
Total Current Liabilities	10,698,739	6,015,451

Long-term Notes Payable, Net of Discount	—	—
Asset Retirement Obligations	41,523	303,809
Derivative Liability	—	5
Total Liabilities	10,740,262	6,319,265

Commitments and Contingencies (see Note 11)

Temporary Equity
Preferred Stock Series C, 2,819 and 2,305 Shares Issued and Outstanding, Respectively, Liquidation Preference of $77,423,835 and $63,306,825, respectively	39,389,202	28,248,946

Stockholders’ Deficit
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par Value, -0- Shares issued and Outstanding	—	—
Preferred Stock Series B, 600,000 Shares Authorized of $0.001 Par Value, -0- and 44,000 Shares issued and Outstanding, respectively	—	44
Preferred Stock Series D, 50,000 Shares Authorized of $0.001 Par Value, -0- Shares issued and outstanding	—	—
Preferred Stock Series E, 1,000,000 Shares Authorized of $0.001 Par Value, -0- Shares issued and Outstanding	—	—
Preferred Stock Series F, 16,750 Shares Authorized of $0.001 Par Value, -0- Shares issued and Outstanding	—	—
Common Stock, 25,000,000 Shares Authorized of $0.001 Par Value, 5,000,000 and 13,441 Shares Issued and Outstanding, respectively	5,000	13
Additional Paid-in Capital	149,825,528	155,664,694
Accumulated Deficit	(190,264,774)	(181,650,293)
Total Stockholders’ Deficit	(40,434,246)	(25,985,539)
Total Liabilities and Stockholders’ Deficit	$9,695,218	$8,582,672

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Restated)

For the Year Ended March 31,	2020	2019
Operating Revenues
Crude Oil	$296,036	$526,365
Natural Gas	37,049	772,105
Natural Gas Liquids	64,033	1,443,632
Total	397,118	2,742,102

Operating Expenses
Lease Operating Expenses	479,656	2,870,908
Severance and Property Taxes	14,440	132,993
Depreciation, Depletion, Amortization and Accretion	20,420	478,770
Impairment of Oil and Gas Properties	—	1,304,785
Gain on Sale of Property and Equipment	—	(25,808,246)
General and Administrative	4,909,871	5,152,766
Total	5,424,387	(15,868,024)

Operating Income (Loss)	(5,027,269)	18,610,126

Other Expense (Income)
Interest Expense	14,771	2,438,097
Equity in Earnings of Unconsolidated Entity	(957,169)	—
Loss on Derivative liability	4,758,182	27,431,824
Other (Income) Expense, Net	(228,572)	(474,124)
Total Other Expense (Income)	3,587,212	29,395,797

Loss Before Income Taxes	(8,614,481)	(10,785,671)
Income Tax Benefit (Expense)	—	(3,000)
Net Loss	$(8,614,481)	$(10,788,671)
Less preferred dividends	(6,041,356)	(4,224,044)
Net loss attributable to common shareholders	(14,655,837)	(15,012,715)

Income (Loss) Per Common Share
Basic	$(6.94)	$(3,799.73)
Diluted	$(6.94)	$(3,799.73)

Weighted Average Number of Common Shares Outstanding
Basic	2,109,622	3,951
Diluted	2,109,622	3,951

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2020 and 2019 (Restated)

	Series C Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Stock		Total
	Number of Shares	Amount	Number of Shares		Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Divided Distributable	Accumulated Deficit	Stockholders’ (Deficit) Equity
Balances, March 31, 2018 (Restated)	1,132	$13,177,580	—	$—	—	$—	408,508	$409	184	$—	$130,717,590	$2,782	$(170,861,622)	$(40,140,842)
Common Shares issued for:	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series B to Common	—	—	—	—	—	—	(364,508)	(365)	3	—	365	—	—	—
Conversion of Series C Preferred Stock	(404)	(4,922,658)	—	—	—	—	—	—	3,794	4	28,442,837	—	—	28,442,841
Rounding Adjustment for Split	—	—	—	—	—	—	—	—	22	—	—	—	—	—
Payment of Series B Dividend	—	—	—	—	—	—	—	—	—	—	2,782	(2,782)	—	—
Share-Based Compensation	—	—	—	—	—	—	—	—	—	—	343,730	—	—	343,730
Conversion of Debenture	—	—	—	—	—	—	—	—	9,414	9	917,095	—	—	917,104
Issuance of Common Shares for Consulting Fees	—	—	—	—	—	—	—	—	14	—	234,430	—	—	234,430
Warrants - Abeyance	—	—	—	—	—	—	—	—	10	—	—	—	—	—
Issuance of Series C Preferred Shares for Cash Proceeds	1,577	15,770,000	—	—	—	—	—	—	—	—	(770,000)	—	—	(770,000)
Stock Dividends to be Issued	—	4,224,024	—	—	—	—	—	—	—	—	(4,224,024)	3	—	(4,224,024)
Other											(108			(108)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,788,671)	(10,788,671)
Balances, March 31, 2019	2,305	28,248,946	—	—	—	—	44,000	44	13,441	13	155,664,694	3	(181,650,293)	(25,985,539)
Cash Paid for Settlement of Preferred B Stock Warrants	—	—	—	—	—	—	—	—	—	—	(25,000)	—	—	(25,000)
Common Shares issued for:	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series B to Common	—	—	—	—	—	—	(44,000)	(44)	—	—	44	—	—	—
Conversion of Series C Preferred Stock	(11)	(151,100)	—	—	—	—	—	—	4,899,442	4,900	146,200	—	—	151,100
Payment of Series B Dividend	—	—	—	—	—	—	—	—	—	—	3	(3)	—	—
Conversion of Debenture -Abeyance	—	—	—	—	—	—	—	—	29,073	29	(29)	—	—	—
True up shares	—	—	—	—	—	—	—	—	57,363	57	(57)	—	—	—
Payment of Consulting Fees	—	—	—	—	—	—	—	—	680	1	331,029	—	—	331,030
Issuance of Series E and F Preferred Stock	—	—	1,000,000	18,701,000	16,750	1,417,000	—	—	—	—	—	—	—	—
Change in valuation of Series E and F Preferred Stock	—	—	—	(4,035,000)	—	1,017,000	—	—	—	—	—	—	—	—
Redemption of Series E and F Preferred Stock	—	—	(1,000,000)	(14,666,000)	(16,750)	(2,434,000)	—	—	—	—	—	—	—	—
Issuance of Series C Preferred Shares for Cash Proceeds	525	5,250,000	—	—	—	—	—	—	—	—	(250,000)	—	—	-250,000
Stock Dividends to be Issued	—	6,041,356	—	—	—	—	—	—	—	—	(6,0341,356)	6	—	(6,041,356)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	(8,614,481)	(8,614,481)
Balances, March 31, 2020	2,819	$39,389,202	—	$—	—	$—	—	$—	5,000,000	$5,000	$149,825,528	$--	$(190,264,774)	$(40,434,246)

See accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)

For the Year Ended March 31,	2020	2019
Cash Flows from Operating Activities
Net Loss	$(8,614,481)	$(10,788,671)
Net Loss from Discontinued Operations	—	—
Net Loss from Continuing Operations	(8,614,481)	(10,788,671)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation, Depletion, Amortization and Accretion	20,420	478,770
Impairment of Oil and Gas Properties	—	1,304,785
Share-Based Compensation	200,690	343,730
Amortization of Discount on Notes	—	1,499,647
Bad Debt Expense	17,694	190,365
Gain on Sale of Property and Equipment	—	(25,808,246)
Litigation Settlement – PetroGlobe	204,842	—
Change in Fair Value of Derivative Liability	4,758,177	27,431,824
Equity in Earnings of Unconsolidated Entity	(957,169)	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	(144,020)	327,489
Other Current Assets	42,523	(34,472)
Accounts Payable and Accrued Expenses	(329,531)	(718,649)
Net Cash Used in Operating Activities from Continuing Operations	(4,800,855)	(5,773,428)
Net Cash Provided by Operating Activities from Discontinued Operations	1,212,391	—
Net Cash Used in Operating Activities	(3,588,464)	(5,773,428)
Investing Cash Flows
Cash paid for Oil and Gas Property Development Costs	—	(2,095,991)
Cash Acquired in Lineal Acquisition	449,763	—
Cash Disposed of in Connection with Lineal Redemption	(2,101,879)	—
Cash Paid for Issuance of Notes Receivable	(7,339,719)	—
Cash Proceeds from (Paid for) Deposits	43,466	(141,009)
Net Cash Provided by (Used in) Investing Activities from Operating Activities	(8,948,369)	(2,237,000)
Cash Used in Investing Activities from Discontinued Operations	(692,650)	—
Cash Used in Investing Activities	(9,641,019)	(2,237,000)
Financing Cash Flows
Proceeds from Issuance of Series C Preferred Stock	5,000,000	15,000,000
Cash Settlement of Preferred B Dividends	(25,000)	—
Net Cash Provided by Financing Activities from Continuing Operations	4,975,000	15,000,000
Cash Provided by Financing Activities from Discontinued Operations	1,132,375	—
Cash Provided by Financing Activities	6,107,375	15,000,000
(Decrease) Increase in Cash	(7,122,108)	6,989,572
Cash at Beginning of the Year	7,778,723	789,151
Cash at End of the Year	$656,615	$7,778,723

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

On July 8, 2019, the Company acquired Lineal pursuant to the terms of an Agreement and Plan of Merger dated as of the same date (the “Lineal Plan of Merger” and the merger contemplated therein, the “Lineal Merger” or the “Lineal Acquisition”), by and between Lineal, Camber, Camber Energy Merger Sub 2, Inc., Camber’s wholly-owned subsidiary, and the Members of Lineal (the “Lineal Members”). Lineal is a specialty construction and oil and gas services enterprise providing services to the energy industry. Pursuant to the Lineal Plan of Merger, Camber acquired 100% of the ownership of Lineal from the Lineal Members in consideration for newly issued shares of Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”) and Series F Redeemable Preferred Stock (“Series F Preferred Stock”). See also “Note 13 - Merger Agreement and Divestiture“. On October 8, 2019, Lineal acquired an 80% interest in Evercon Energy LLC (“Evercon”). The acquisition required Lineal to assume certain liabilities and provide working capital for a period of six months in the amount of $50,000 per month to Evercon. As part of the Lineal Divestiture, described below, Evercon was divested effective December 31, 2019.

On December 31, 2019, the Company entered into a Preferred Stock Redemption Agreement (the “Redemption Agreement”) by and between the Company and Lineal, whereby the Company redeemed the Company’s Series E and F Preferred Stock (the holders of such preferred stock, collectively, the “Preferred Holders”) issued in connection with the Lineal Merger. Pursuant to the Redemption Agreement, effective as of December 31, 2019, ownership of 100% of Lineal was transferred back to the Preferred Holders, and, all of the Series E Preferred Stock and Series F Preferred Stock of the Company outstanding were cancelled through the redemption (the “Lineal Divestiture”). See also “Note 13 - Merger Agreement and Divestiture“.

Prior to the acquisition of Lineal, the Company sold a significant portion of its oil and gas production assets in Oklahoma to N&B Energy, LLC (“N&B Energy”) effective August 1, 2018 (see further discussion in “Note 2 – Liquidation and Going Concern Considerations“). Additionally, as part of the sale of its assets to N&B Energy, the Company also retained a 12.5% production payment (effective until a total of $2.5 million has been received) and a 3% overriding royalty interest, in its then existing Okfuskee County, Oklahoma assets; and an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignments of Overriding Royalty Interests. No payments were received in regard to any of the retained items noted above through March 31, 2020 and the filing date of these financial statements.

Camber retained its assets in Glasscock County and operated wells in Hutchinson County, Texas until completion of the Settlement Agreement discussed below.

On January 31, 2020, the Company entered into a Compromise Settlement Agreement (the “Settlement Agreement”) with PetroGlobe Energy Holdings, LLC (“PetroGlobe”), Signal Drilling, LLC (“Signal”), Petrolia Oil, LLC (“Petrolia”), Prairie Gas Company of Oklahoma, LLC (“PGCO”), and Canadian River Trading Company, LLC (“CRTC”). Pursuant to the Settlement Agreement, the Company agreed to pay PetroGlobe $250,000, of which $100,000 was due upon execution of the Settlement Agreement, which payment has been made, and $150,000 was paid to an escrow account, which will be released by the Company upon the successful transfer of all wells and partnership interests of the Company’s prior wholly-owned subsidiary C E Energy LLC (“CE”) to PetroGlobe which is expected to occur shortly. CE operates all of the wells and leases which we held prior to such transfer which are located in Hutchinson County, Texas. See also “Note 11 – Commitments and Contingencies“ – “Legal Proceedings”.

On February 3, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Viking Energy Group, Inc. (“Viking”). Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of Viking (the “Viking Common Stock”) issued and outstanding, other than certain shares owned by the Company, Viking and Merger Sub, will be converted into the right to receive the pro rata share of 80% of the Company’s post-closing capitalization, subject to certain adjustment mechanisms discussed in the Merger Agreement (and excluding shares issuable upon conversion of the Series C Preferred Stock of the Company). Holders of Viking Common Stock will have any fractional shares of Company common stock after the Merger rounded up to the nearest whole share. The completion of the Merger is subject to certain closing conditions. A further requirement to the closing of the Merger was that the Company was required to have acquired 25% of Viking’s subsidiary Elysium Energy, LLC (“Elysium”) as part of a $5,000,000 investment in Viking’s Rule 506(c) offering, which transaction was completed on February 3, 2020. See also “Note 6 – Plan of Merger and Investment in Unconsolidated Entity“.

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

Note 2 – Liquidity and Going Concern Considerations

At March 31, 2020, the Company’s total current assets of $1.1 million were less than its total current liabilities of approximately $10.7 million, resulting in a working capital deficit of $9.6 million, while at March 31, 2019, the Company’s total current assets of $8.2 million exceeded its total current liabilities of approximately $6.0 million, resulting in working capital of $2.2 million. The reduction from working capital of $2.2 million to a working capital deficit of $9.6 million is due to losses from continuing operations, costs incurred with the Lineal merger and ultimate divestiture with Lineal as discussed below under “Note 13 - Merger Agreement and Divestiture“, and $7.3 million of advances on long-term notes receivable relating to amounts loaned to Lineal and advanced to Viking, as discussed in greater detail above under “Note 1 - Organization and Operations of the Company“.

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

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements of Camber Energy include the accounts of its wholly-owned subsidiaries, Camber Permian LLC, a Texas limited liability company, which is wholly-owned, CE Operating, LLC, an Oklahoma limited liability company, which is wholly-owned, and C E Energy LLC, a Texas limited liability company, which is wholly-owned, and which will be assigned to PetroGlobe shortly after the date of this report, as discussed below under “Note 11 – Commitments and Contingencies“ – “Legal Proceedings”. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Notes Receivable

Notes receivable includes the $5,000,000 note from Viking as described in “Note 7 – Long-Term Notes Receivable“ and “Note 6 – Plan of Merger and Investment in Unconsolidated Entity“, and two notes due from Lineal in the amounts of $1,539,719 and $800,000, respectively, as more fully discussed in “Note 7 – Long-Term Notes Receivable“ and “Note 13 – Merger Agreement and Divestiture“. As of March 31, 2020, the Company had no allowance for uncollectible amounts related to the notes receivable.

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

Investment in Unconsolidated Entities

The Company accounts for its investment in unconsolidated entities under the equity method of accounting when it owns less than 51% of a controlling interest and does not have the ability to exercise significant influence over the operating and financial policies of the entity. The investment is adjusted accordingly for dividends or distributions it receives and its proportionate share of earnings or losses of the entity. The current investment in unconsolidated entities is a 30% in interest in Elysium Energy, LLC, which is involved in oil and gas exploration and production in the United States. The balance sheet of Elysium Energy, LLC at March 31, 2020 included current assets of $4.0 million, total assets of $37.7 million, total liabilities of $34.0 million and net assets of $3.7 million. Additionally, the income statement for Elysium Energy, LLC for the period from February 3, 2020 (the date of investment) through March 31, 2020 included total revenues of $4.0 million and net income of $3.8 million. See also “Note 6 – Plan of Merger and Investment in Unconsolidated Entity“.

Goodwill

Goodwill is tested for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is reviewed for impairment at the reporting unit level, which is defined as operating segments or groupings of businesses one level below the operating segment level. The Company’s operating segments are the same as the reporting units used in its goodwill impairment test. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit, determined using a market approach, if market prices are available, or alternatively, a discounted cash flow model, with its carrying value. The annual evaluation of goodwill requires the use of estimates about future operating results, valuation multiples and discount rates of each reporting unit to determine their estimated fair value. Changes in these assumptions can materially affect these estimates. Once an impairment of goodwill has been recorded, it cannot be reversed. The Company recognized goodwill during the three months ended September 30, 2019 in conjunction with the Lineal Merger, which was written off during the quarter ended December 31, 2019 as a result of the Lineal Divestiture as discussed in “Note 13 – Merger Agreement and Divestiture“.

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

Recently Adopted Accounting Pronouncements

ASC 2014-09, ”Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on April 1, 2018, using the modified retrospective method applied to contracts that were not completed as of April 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While the Company does not expect 2020 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning April 1, 2018. Refer to “Note 12 – Revenue from Contracts with Customers“ for additional information.

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

NOTE 4 – Restatement of previously issued fiancial statements

On October 31, 2020, the Company received a SEC Comment Letter with respect to Amendment No. 2 to the Registration Statement on Form S-4 filed on October 14, 2020. Among other things, the SEC Comment Letter questioned the Company’s historical accounting treatment regarding the accounting treatment for our Series C Stock. The Company recorded such sales as permanent equity and the SEC Comment Letter suggested the appropriate accounting classification was something other than permanent equity given certain provisions within the Certificate of Designation for the Series C Stock (“COD”). After considering the SEC Comment letter and reviewing the COD, the Company and the holder of the Series C Stock determined there were several errors made in the drafting of the COD that could result in unintended consequences.

Both parties agreed to subsequently correct the Certificate of Designation, and Certificates of Correction to the COD were filed on December 9, 2020 and on April 20, 2021 to correct the errors. Both parties agreed the corrections would be applied retroactive to the original filing date of the COD, being August 25, 2016. However, US GAAP requires a transaction to be accounted for in accordance with the terms of an agreement in effect during the period of the financial statements and, consequently, the Company determined that in accordance with the terms of the original COD, the Series C Stock should have been recorded as temporary equity instead of permanent equity. In addition, certain provisions of the original COD required the Company to recognize a derivative liability for certain conversions of the Series C Stock into common stock. After consultations with the SEC staff and the Company’s accounting advisors, the Company determined: (i) the impact of the error(s) is material for the fiscal years ended March 31, 2020 and 2019; and (ii) to restate its Annual Report on Form 10-K for the year ended March 31, 2020, inclusive of comparative financial statements for the year ended March 31, 2019.

As a result of the errors described above, we are restating our financial statements to reclassify the Series C Stock from permanent equity to temporary equity and to recognize a derivative liability for the potential obligation to issue additional shares after the Series C shares have been converted to common shares. We have estimated the fair value of the derivative liability at March 31, 2020 and 2019 using a binomial pricing model, the actual conversion rate and the historical volatility rate for the Company’s common stock. The impact of the restatement on our financial statements is as follows:

The table below sets forth changes to the consolidated balance sheet as of March 31, 2020:

	As Previously
	Reported	Adjustments	As Restated

TOTAL ASSETS	9,695,218		9,695,218

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	1,474,221	-	1,474,221
Common stock payable	173,000	-	173,000
Accrued expenses	348,460	-	348,460
Derivative liability - Series C	-	8,669,831	8,669,831
Current ARO	30,227	-	30,227
Current income taxes payable	3,000	-	3,000
Total current liabilities	2,028,908	8,669,831	10,698,739

Asset retirement obligations	41,523	-	41,523

TOTAL LIABILITIES	2,070,431	8,669,831	10,740,262

Commitments and contingencies	-		-

TEMPORARY EQUITY
Preferred Stock Series C	5,000,000	34,389,202	39,389,202
STOCKHOLDERS EQUITY
Preferred Stock Series C	2	(2)	-
Common Stock	5,000	-	5,000
Additional paid in capital	144,815,627	5,009,901	149,825,528
Stock dividends distributable	15,878,926	(15,878,926)	--
Retained earnings (deficit)	(158,074,768)	(32,190,006)	(190,264,774)

Total stockholders equity (Deficit)	2,624,787	(43,059,033)	(40,434,481)

TOTAL LIABILITIES AND EQUITY	9,695,218	--	9,695,218

The table below sets forth changes to the consolidated balance sheet as of March 31, 2019:

	As previously
	Reported	Adjustments	As Restated

TOTAL ASSETS	8,582,672		8,582,672

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	1,521,329	-	1,521,329
Common stock payable	303,340	-	303,340
Accrued expenses	276,133	-	276,133
Current income taxes payable	3,000	-	3,000
Derivative liability - Series C		3,911,649	3,911,649
Total current liabilities	2,103,802	3,911,649	6,015,451

Asset retirement obligations	303,809	-	303,809
Derivative liability - Series C	5	-	5

TOTAL LIABILITIES	2,407,616	3,911,649	6,319,265

Commitments and contingencies	-		-

TEMPORARY EQUITY
Preferred Stock Series C	-	28,248,946	28,248,946

STOCKHOLDERS EQUITY
Preferred Stock Series B	44	-	44
Preferred Stock Series C	2	(2)	-
Common Stock	13	-	13
Additional paid in capital	152,234,833	2,412,087	155,647,904
Stock dividends distributable	8,141,843	(8,141,840)	3
Retained earnings (deficit)	(154,218,469)	(27,431,824)	(181,650,293)

Total stockholders equity (deficit)	6,175,056	(32,160,595)	(25,985,539)

TOTAL LIABILITIES AND EQUITY	8,582,672	-	8,582,672

The table below sets forth changes to the consolidated statement of operations for the year ended March 31, 2020:

For the Year Ended March 31, 2020	As previously reported	Adjustments	Restated
Operating revenues	397,118		397,118

Operating Expenses
Lease Operating Expenses	479,656		479,656
Severance and Property Taxes	14,440		14,440
Depreciation, Depletion, Amortization and Accretion	20,420		20,420
Impairment of Oil and Gas Properties	—		—
Gain on Sale of Property and Equipment	—		—
General and Administrative	4,909,871		4,909,871
Total	5,424,387		5,424,387)

Operating Income (Loss)	(5,027,269)		(5,027,269)

Other Expense (Income)
Interest Expense	14,771		14,771
Equity in Earnings of Unconsolidated Entity	(957,169)		(957,169)
Loss on Derivative liability	--	4,758,182	4,758,182
Other (Income) Expense, Net	(228,572)		(228,572)
Total Other Expense (Income)	(1,170,970)	4,758,182	3,587,212

Loss Before Income Taxes	(3,856,299)		(8,614,481)
Income Tax Benefit (Expense)	—		—
Net Loss	$(3,856,299)	(4,758,182)	$(8,614,481)
Less preferred dividends	(7,737,086)	1,695,730	(6,041,356)
Net loss attributable to common shareholders	(11,593,385)	(3,062,452)	(14,655,837)

Income (Loss) Per Common Share
Basic	$(5.50)	(1.44)	$(6.94)
Diluted	$(5.50)	(1.44)	$(6.94)

The table below sets forth changes to the consolidated statement of operations for the year ended March 31, 2019:

For the Year Ended March 31, 2019	As previously reported	Adjustments	Restated
Operating revenues	2,742,102		2,742,102

Operating Expenses
Lease Operating Expenses	2,870,908		2,870,908
Severance and Property Taxes	132,993		132,993
Depreciation, Depletion, Amortization and Accretion	478,770		478,770
Impairment of Oil and Gas Properties	1,304,785		1,304,785
Gain on Sale of Property and Equipment	(25,808,246		(25,808,246)
General and Administrative	5,152,766		5,152,766
Total	(15,868,024		(15,868,024)

Operating Income (Loss)	18,610,126)		18,610,126

Other Expense (Income)
Interest Expense	2,438,097		2,438,097
Equity in Earnings of Unconsolidated Entity			—
Loss on Derivative liability	--	27,431,824	27,431,824
Other (Income) Expense, Net	(474,124)		(474,124)
Total Other Expense (Income)	1,963,973	27,431,824	29,395,797

Income (Loss) Before Income Taxes	16,646,153	(27,431,824)	(10,785,671)
Income Tax Benefit (Expense)	(3,000)		(3,000)
Net Income (Loss)	$16,643,153	(27,431,824)	$(10,788,671)
Less preferred dividends	5,676,715	(1,452,688)	4,224,027
Net Income (loss) attributable to common shareholders	10,966,438	(25,979,136)	(15,012,698)

Income (Loss) Per Common Share
Basic	$2,775.61	(6,574.94)	$(3,799.33)
Diluted	$262.32	(4,061.65)	$(3,799.33)

The table below sets forth changes to the consolidated statements of cash flows for the year ended March 31, 2020:

For the Year Ended March 31, 2020	As previously reported	Adjustments	Restated
Cash Flows from Operating Activities
Net Loss	$(3,856,299)	$(4,758,182)	$(8,614,481)
Net Loss from Discontinued Operations	—	—	—
Net Loss from Continuing Operations	(3,858,299)		(8,614,481)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation, Depletion, Amortization and Accretion	20,420		20,420
Share-Based Compensation	200,690		200,690
Bad Debt Expense	17,694		17,694
Litigation Settlement – PetroGlobe	204,842		204,842
Change in Fair Value of Derivative Liability	(5)	4,758,182	4,758,177
Equity in Earnings of Unconsolidated Entity	(957,169		(957,169)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(144,020		(144,020)
Other Current Assets	42,523		42,523)
Accounts Payable and Accrued Expenses	(329,531		(329,531)
Net Cash Used in Operating Activities from Continuing Operations	(4,800,855		(4,800,855)
Net Cash Provided by Operating Activities from Discontinued Operations	1,212,391		1,212,391
Net Cash Used in Operating Activities	(3,588,464		(3,588,464)
Net Cash Used in Investing Activities from Operating Activities	(8,948,369		(8,948,369)
Cash Used in Investing Activities from Discontinued Operations	(692,650		(692,650)
Cash Used in Investing Activities	(9,641,019		(9,641,019)
Financing Cash Flows
Proceeds from Issuance of Series C Preferred Stock	5,000,000		5,000,000
Cash Settlement of Preferred B Dividends	(25,000)		(25,000)
Net Cash Provided by Financing Activities from Continuing Operations	4,975,000		4,975,000
Cash Provided by Financing Activities from Discontinued Operations	1,132,375		1,132,375
Cash Provided by Financing Activities	6,107,375		6,107,375
(Decrease) Increase in Cash	(7,122,108)		(7,122,108)
Cash at Beginning of the Year	7,778,723		7,778,723
Cash at End of the Year	$656,615		$656,615

The table below sets forth changes to the consolidated statements of cash flows for the year ended March 31, 2019:

For the Year Ended March 31, 2019	As previously reported	Adjustments	Restated
Cash Flows from Operating Activities
Net Loss	$16,643,153	$(27,431,824)	$(10,788,671)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation, Depletion, Amortization and Accretion	478,770		478,770
Impairment of Oil and Gas Properties	1,304,785		1,304,785
Share-Based Compensation	343,730		343,730
Amortization of Discount on Notes	1,499,647		1,499,647
Bad Debt Expense	190,365		190,365
Gain on Sale of Property and Equipment	(25,808,246		(25,808,246)
Change in Fair Value of Derivative Liability	4,758,177	27,431,824	27,431,824
Changes in Operating Assets and Liabilities:
Accounts Receivable	327,489)		327,489
Other Current Assets	(34,472)		(34,472)
Accounts Payable and Accrued Expenses	(718,649)	—	(718,649)
Net Cash Used in Operating Activities from Continuing Operations	(5,773,428)	—	(5,773,428)
Cash Used in Investing Activities	(2,237,000)	/	(2,237,000)
Financing Cash Flows
Proceeds from Issuance of Series C Preferred Stock	15,000,000		15,000,000
Cash Provided by Financing Activities	15,000,000		15,000,000
(Decrease) Increase in Cash	6,989,572)		6,989,572
Cash at Beginning of the Year	789,151		789,151
Cash at End of the Year	$7,778,723		$7,778,723

NOTE 5 – PROPERTY AND EQUIPMENT

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

Leases

As part of the Lineal Acquisition, the Company acquired various operating and finance leases for sales and administrative offices, motor vehicles and machinery and equipment. Due to the Redemption Agreement discussed below in “Note 13 – Merger Agreement and Divestiture“, the Company no longer owns the operating and finance leases that it had acquired in connection with the Lineal Acquisition.

Effective August 1, 2018, the Company entered into a month-to-month lease at 1415 Louisiana, Suite 3500, Houston, Texas 77002. The entity providing use of the space without charge is affiliated with the Company’s Chief Financial Officer.

NOTE 6 – PLAN OF MERGER AND Investment in Unconsolidated ENTITY

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

A further requirement to the closing of the Merger was that the Company was required to have acquired 25% of Viking’s subsidiary Elysium Energy, LLC (“Elysium”) as part of a $5,000,000 investment in Viking’s Rule 506(c) offering, which transaction was completed on February 3, 2020, as discussed below and an additional 5% of Elysium as part of a $4,200,000 investment in Viking’s Rule 506(c) offering, which transaction was completed on June 25, 2020 (as discussed below under “Note 21 – Subsequent Events“. In the event of termination of the Merger Agreement, Camber is required, under certain circumstances described below, to return a portion of the Elysium interests to Viking:

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

Subsequently, on June 25, 2020, as discussed in greater detail below under “Note 21 – Subsequent Events“, the Company loaned an additional $4.2 million to Viking evidenced by another Secured Note (such $9.2 million in aggregate outstanding Secured Notes, the “Secured Notes”).

Investment in Unconsolidated Entity

The Company accounts for its investment in unconsolidated entities under the equity method of accounting when it owns less than 51% of a controlling interest and does not have the ability to exercise significant influence over the operating and financial policies of the entity. The Company owns 30% of Elysium as of March 31, 2020, as discussed above, and accounts for such ownership under the equity method of accounting. The investment is adjusted accordingly for dividends or distributions it receives and its proportionate share of earnings or losses of the entity. Elysium is involved in oil and gas exploration and production in the United States. The balance sheet of Elysium at March 31, 2020 included current assets of $4.0 million, total assets of $37.7 million, total liabilities of $34.0 million and net assets of $3.7 million. Additionally, the income statement for Elysium for the period from February 3, 2020 (the date acquired) through March 31, 2020 included total revenues of $4.0 million and net income of $3.8 million.

Table below shows the changes in the Investment in entities for the years ended March 31, 2020 and 2019, respectively:

	2020	2019
Carrying amount at beginning of year	$—	$—
Investment in Elysium	—	—
Proportionate Share of Elysium Earnings	957,169	—
Carrying amount at end of year	$957,169	$—

NOTE 7 – LONG-TERM NOTES RECEIVABLE

Long-term notes receivable as of March 31, 2020 and 2019 are comprised of:

	March 31, 2020	March 31, 2019
Note receivable from Viking Energy Group, Inc. pursuant to a 10.5% Secured Promissory Note dated February 3, 2020 in the original principal amount of $5,000,000, having an annual interest rate of 10.5%, with interest due quarterly beginning on May 1, 2020, maturing February 3, 2022. Accrued and unpaid interest of $83,425 is included in accounts receivable at March 31, 2020. The Note is secured by secured interests in 6 Viking Energy Group, Inc. subsidiaries. See also “Note 6 – Plan of Merger and Investment in Unconsolidated Entity“.	$5,000,0000	$—
Note receivable from Lineal Star Holdings, LLC pursuant to a Promissory Note dated effective December 31, 2019, in the original principal amount of $1,539,719, accruing annual interest of 10.5%, due quarterly beginning on March 31, 2020, maturing December 31, 2021, with accrued and unpaid interest of $37,966 included in accounts receivable at March 31, 2020. See also “Note 12 - Merger Agreement and Divestiture“.	1,539,719	—
Note receivable from Lineal Star Holdings, LLC pursuant to a Promissory Note No. 2 dated effective December 31, 2019, in the original principal amount of $800,000, accruing annual interest of 8%, due quarterly beginning on March 31, 2020, maturing December 31, 2021, with accrued and unpaid interest of $15,781 included in accounts receivable at March 31, 2020. See also “Note 13 - Merger Agreement and Divestiture“.	800,000	—
Less: current maturities	—	—
Total	$7,339,719	$—

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

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

NOTE 9 – NOTES PAYABLE AND DEBENTURE

The Company had no notes payable or debenture outstanding as of March 31, 2020 and 2019.

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

NOTE 10 – DERIVATIVE LIABILITIES

The Company has determined that certain warrants and certain obligations to issue additional shares relating to conversions of the Series C Preferred Stock contain provisions that could result in modification of the warrants’ exercise price or the Series C Preferred Stock conversion price that is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40.

The warrants contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these The warrants granted to Ironman PI Fund II, LP contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the time. The amount of any such adjustment is determined in accordance with the provisions of the warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the time. The warrants expired on April 21, 2019.

The Series C Preferred Stock are convertible into shares of common stock at a fixed $3.25 conversion rate. Upon conversion, the holder is entitled to dividends as if the shares had been held to maturity, which is referred to as the Conversion Premium. The Conversion Premium may be paid in shares or cash, at the option of the Company. If the Conversion Premium is paid in cash, the amount is fixed and not subject to adjustment. If the Conversion Premium is paid in shares, the conversion ratio is based on a VWAP calculation based on the lowest stock price over the Measurement Period. The Measurement Period is 30 days (or 60 days if there is a Triggering Event) prior to the conversion date and 30 days (or 60 days if there is a Triggering Event) after the conversion date. The VWAP calculation is subject to adjustment if there is a Triggering Event and the Measurement Period is subject to adjustment in the event that the Company is in default of one or more Equity Conditions provided in the Certificate of Designation. For example, the Measurement period may be extended one day for every day the Company is not in compliance with one or more of the Equity Conditions.

At the conversion date, the number of shares due for the Conversion Premium is estimated based on the previous 30-day VWAP. If the Company does not elect to pay the Conversion Premium in cash, the Company will issue all shares due for the conversion and the estimated shares due for the conversion premium. If the VWAP calculation for the portion of the Measurement Period following the date of conversion is lower than the VWAP for the portion of the Measurement Period prior to the date of conversion, the holder will be issued additional common shares, referred to as “true-up” shares. If the VWAP calculation is higher, no true-up shares are issued.

Management has determined that the obligation to issue additional shares under the Conversion Premium creates a derivative liability. The determination of the number of true-up shares due, if any, is based on the lowest VWAP calculation over the Measurement Period that extends beyond the conversion date. In addition, if the Company has not complied with certain provisions of the Certificate of Designation, the Measurement Period does not end until the Company is in compliance. The obligation to issue true-up shares is a derivative liability.

The derivative liability for the True-Up Shares at the end of each period represents Series C Preferred Stock conversions in respect of which the Measurement Period had not expired as of the period end. The fair value of the derivative liability has been estimated using a binomial model and the historical volatility of the Company’s common stock.

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

Activities for derivative Series C Preferred Stock derivative liability during the years ended March 31, 2020 and 2019 were as follows:

	2020	2019
Carrying amount at beginning of period	$3,911,649	$	__
Change in fair value	5,055,420		27,431,824
Settlement of Obligation (issuance of common shares)	(297,238)		(23,520,175
Carrying amount at end of period	$8,669,831		$3,911,649

The fair value of the derivative liability has been estimated using a binomial model and the historical volatility of the Company’s common stock as of the date of conversion

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Office Lease. Information regarding the Company’s office space is disclosed in greater detail above under “Note 5 Property and Equipment –Leases“, above.

During March and April 2018, the Company purchased certain equipment pursuant to capital leases. The effective borrowing rate was approximately 35%, and all obligations were due by December 2018. In conjunction with the assignment of the liabilities owed under the IBC Bank loan agreements to N&B Energy in September 2018, as discussed under “Note 2 – Liquidity and Going Concern Considerations“ – “Assumption Agreement” all of the remaining obligations were assumed by the purchaser.

Lineal (which as of December 31, 2019 has been completely divested in connection with the Lineal Divestiture discussed in “Note 13 – Merger Agreement and Divestiture“) has the usual liability of contractors for the completion of contracts and the warranty of its work. In addition, Lineal acts as prime contractor on a majority of the projects it undertakes and is normally responsible for the performance of the entire project, including subcontract work. Management is not aware of any material exposure related thereto which has not been provided for in the accompanying consolidated financial statements.

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

NOTE 12 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Oil and Gas Contracts

The following table disaggregates revenue by significant product type for the years ended March 31, 2020 and 2019, respectively:

	2020	2019
Oil sales	$296,036	$526,365
Natural gas sales	37,049	772,105
Natural gas liquids sales	64,033	1,443,632
Total oil and gas revenue from customers	$397,118	$2,742,102

NOTE 13 – MERGER AGREEMENT AND DIVESTITURE

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
31-Mar-20
Contract revenue	$9,106,764
Contract costs	(7,772,726)
Depreciation and amortization	(155,282)
Selling, general and administrative	(1,649,643)
Operating loss	(470,887)
Other income	273,037
Interest expense	(113,522)
Net (loss) from discontinued operations	(311,372)
Loss on disposal of business	(2,706,628)
Change in value of preferred stock	3,018,000
Total loss on discontinued operations	$—

NOTE 14 – INCOME TAXES

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

The following is a reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate of 21% to income from continuing operations before income taxes for the years ended March 31, 2020 and 2019:

	2020	2019
Tax expense (benefit), computed at expected tax rates	$(1,809,041)	$(2,265,621)
Nondeductible expenses	3,298	77,473
State taxes net of FIT benefit	—	2,370
Return to accrual true-up	—	1,490,624
Change in valuation allowance	1,805,743	698,154
Total	$—	$3,000

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	At March 31,
	2020	2019
Deferred tax assets:
Net operating tax loss carryforwards	$18,179,682	$15,160,612
Depreciation, depletion and amortization	611,157	640,803
Income from subsidiary	(201,005)	—
Share-based compensation	302,916	302,916
Bad debt reserve	43,692	39,977
Other	—	1
Total deferred tax assets (liabilities)	18,936,442	16,144,309

Less: valuation allowance	(18,936,442)	(16,144,309)
Total	$—	$—

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

NOTE 15 – STOCKHOLDERS’ EQUITY

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

Series C Redeemable Convertible Preferred Stock

During the year ended March 31, 2020, the Company sold 525 shares of Series C Preferred Stock for total proceeds of $5 million. In the event the Merger Agreement entered into with Viking in February 2020 is terminated for any reason, we (until June 22, 2020, when such terms were amended) were required to redeem the 525 shares of Series C Preferred Stock which we sold during the year ended March 31, 2020, at a 110% premium, in an aggregate amount equal to $5,775,000. In addition, certain provisions of the Series C Preferred Stock may require the Company to redeem the stock, including the requirement to redeem 525 shares of Series C Preferred Stock in the event the Merger Agreement is terminated, are outside the control of the Company, the Series C Preferred Stock is classified as temporary. Temporary equity is a security with redemption features that are outside the control of the issuer, is not classified as an asset or liability in conformity with GAAP, and is not mandatorily redeemable.

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

Under certain circumstances, the Company may be required to issue additional common shares after the Series C Preferred Stock has been converted. The Company records an estimate of the obligation to issue additional shares as a derivative liability.

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

The Securities Purchase Agreements (“SPAs”) between the Company and the Investors regarding the purchase and sale of the Series C Preferred Shares require the Company to, among other things, timely file all reports required to be filed by Company pursuant to requirements of the SEC, and to maintain sufficient reserves from its duly authorized Common Stock for issuance of all Conversion Shares. On October 6, 2021, the Company received notice from the Investors that they believed the Company breached the SPAs for failing to comply with the foregoing two items, and the Notes contain a provision stating a breach by the Company of any terms within the SPA or COD is also a breach under the Notes, which would result in an immediate acceleration of the Notes at the holder’s option.

On October 9, 2021 the Company entered into agreements (the “October Agreements”) with each of the First Series C Preferred Stock investors, pursuant to which the investors agreed to refrain from declaring defaults or bringing a breach of contract action under the SPAs, and one investor, a noteholder, agreed to refrain from declaring defaults or bringing a breach of contract action under the Notes, in each case provided the Company: (i) within 30 days of the date of the October Agreements, amended the COD to provide that holders of the Preferred Shares will vote together with holders of common stock on all matters other than election of directors and shareholder proposals (including proposals initiated by any holders of Preferred Shares), on an as-if converted basis, subject to the beneficial ownership limitation in the COD, even if there are insufficient shares of authorized common stock to fully convert the Preferred Shares (the “COD Amendment Requirement”); (ii) files by November 19, 2021 all reports required to be filed by the Company with the SEC; and (iii)  to implement and maintain, as soon as possible but no later than December 31, 2021, a sufficient reserve from its duly authorized Common Stock for issuance of all Conversion Shares

In November 2021, as a further accommodation to the Company and in order to help facilitate implementation of the Company’s business plans and continued trading on the NYSE American, the investors agreed to extend the deadline for the Filing Requirement to December 6, 2021.  The deadline for the Reserve Requirement remains December 31, 2021, meaning the Company is to obtain on or before such date, approval of the proposals outlined in the preliminary proxy statement filed by the Company with the Securities and Exchange Commission on November 9, 2021.

Series E Redeemable Convertible Preferred Stock and Series F Convertible Preferred Stock

As described above in “Note 1 – General“ and “Note 13 – Merger Agreement and Divestiture“, on the Closing Date, pursuant to the Lineal Plan of Merger, the Company acquired 100% of the ownership of Lineal from the Lineal Members in consideration for 1,000,000 of the newly issued shares of Series E Preferred Stock and 16,750 of the newly issued shares of Series F Preferred Stock and effective on December 31, 2019, the Company divested its ownership in Lineal and the Series E Preferred Stock and Series F Preferred Stock were returned to the Company and cancelled.

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

The Company stockholders approved the Lucas Energy, Inc. 2010 Long Term Incentive Plan (“2010 Incentive Plan” or ”2010 Plan”) at the annual stockholder meeting held on March 30, 2010. The 2010 Incentive Plan provides the Company with the ability to offer (1) incentive stock options, (2) non-qualified stock options, and (3) restricted shares (i.e., shares subject to such restrictions, if any, as determined by the Compensation Committee or the Board) to employees, consultants and contractors as performance incentives.

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

NOTE 17– INCOME (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per share for the years ended March 31, 2020 and 2019 was as follows:

	Year Ended
	March 31,
	2020 (as Restated)	2019 (as Restated)
Numerator:
Income (loss)	$(8,614,481)	$(10,788,671
Less preferred dividends	(6,041,356)	(4,224,027)
Net loss attributable to common stockholders	$(14,655,837)	$(15,012,698)

Denominator
Weighted average share – basic	2,109,622	3,951

Dilutive effect of common stock equivalents
Options/warrants	—	—
Denominator
Total Weighted average shares – diluted	2,109,622	3,951
Income (loss) per share – basic
Continuing operations	$(6.94)	$(3,799.72)
Income (loss) per share – diluted
Continuing Operations	$(6.94)	$(3,799.72)

For the year ended March 31, 2019, the effect of the common stock equivalents was anti-dilutive. Consequently, basic and dilutive earning per share are the same. For the years ended March 31, 2020 and 2019, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would be anti-dilutive.

	2020	2019
Common Shares Issuable for:
Convertible Debt	276	—
Options and Warrants	38	41
Series C Preferred Shares	1,218,016,833	995,930,756
Total	1,218,017,147	995,930,797

NOTE 18 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the years ended March 31, 2020 and 2019:

	2020	2019
Interest	$14,771	$842,520
Income taxes	$—	$—

Non-cash investing and financing activities for the years ended March 31, 2020 and 2019 included the following:

	2020	2019

Reduction in Accounts Payable for Payments Made on Previously Accrued Capital Expenditures	$—	$547,033
Change in Estimate for Asset Retirement Obligations	$85,069	$19,461
Issuance of Common Stock for Payment of Consulting Fees	$—	$234,430
Settlement of Common Stock Payable	$331,030	$—
Conversion of Preferred B Shares to Common Stock	$44	$365
Stock Dividends Distributable but not Issued	$6,038,577	$4,229,588
Conversion of Notes and Accrued Interest to Common Stock	$—	$917,104
Conversion of Preferred Stock to Common Stock	$4,899	$4
Warrants Issued in Abeyance	$29	$—
Issuance of Common Stock for Dividends	$3	$2,782

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

Fair Value Measurements

The liabilities carried at fair value as of March 31, 2020 and March 31, 2019 were as follows:

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$—	$—	$—	$8,669,831
Total liabilities at fair value	$—	$—	$—	$8,669,831

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$5	$—	$—	$3,911,654
Total liabilities at fair value	$5	$—	$—	$3,911,654

There were no transfers in or out of Level 3 for the year ended March 31, 2020.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

In addition to the financial instruments that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a non-recurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges or as part of a business combination. As discussed in “Note 13 – Merger Agreement and Divestiture” , during the year ended March 31, 2020, the Company recorded non-recurring fair value measurements related to the Lineal Plan of Merger. These fair value measurements were classified as Level 3 within the fair value hierarchy.

Additionally, the Series E Preferred Stock and Series F Preferred Stock were considered contingently redeemable preferred stock and were classified as mezzanine equity during the period. The fair value of these instruments was estimated as part of the accounting for the Lineal Plan of Merger described in “Note 13 – Merger Agreement and Divestiture”. Effective December 31, 2019, the Series E and Series F Preferred Stock were returned to the Company and cancelled as part of the Lineal Divestiture. Immediately prior to the Lineal Divestiture, the estimated fair value of the Series E and Series F Preferred Stock was determined using an income valuation approach to estimate the future cash flows of the Lineal business as of December 31, 2019, including an analysis of the terms and rights of each class of equity and their current value based on the disposition of the Lineal business. No Series E and Series F Preferred Stock was outstanding as of March 31, 2020.

NOTE 20 – RELATED PARTY TRANSACTIONS

Effective August 1, 2018, the Company entered into a month-to-month lease at 1415 Louisiana, Suite 3500 Houston, Texas 77002 with BlackBriar Advisors LLC (“BlackBriar”). Pursuant to the sublease, BlackBriar is providing us, without charge, use of the office space in Houston, Texas. BlackBriar is affiliated with the Company’s former Chief Financial Officer.

During the years ended March 31, 2020 and 2019, the Company paid Louis G. Schott, the interim chief executive officer consulting and other fees of $334,453 and $358,120 respectively.

During the years ended March 31, 2020 and 2019, the Company paid Robert Schleizer, the former chief financial officer, consulting and directors of $538,333 and $739,666 respectively, either directly or through owned or controlled by him.

During the year ended March 31, 2019 the Company paid Richard N. Azar, the former Chief Executive Officer consulting and other fees of $454,000 and warrants valued at $390,000.

During the years ended March 31, 2020 and 2019 the Company paid Fred Zeidman directors fees of $53,333 annually.

During the year ended March 31, 2020 the Company paid James Miller directors fees of $53,333

NOTE 21– SUBSEQUENT EVENTS

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

On June 15, 2020, Viking and the Company entered into a Second Amendment to Agreement and Plan of Merger (the “Second Amendment”) to amend the Merger Agreement to extend the date after which the Merger Agreement can be cancelled by either the Company or Viking, if not completed thereby, from June 30, 2020 to September 30, 2020.

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

On June 25, 2020, the Company and Viking entered into a Third Amendment to Agreement and Plan of Merger, which (i) provided for the entry into the June 2020 SPA (defined below)

On June 25, 2020, the Company loaned Viking an additional $4.2 million, pursuant to the terms of a Securities Purchase Agreement, which was entered into on the same date (the “June 2020 SPA”). The $4.2 million loan was evidenced by a 10.5% Secured Promissory Note (the “June 2020 Secured Note” and together with the February 2020 Secured Note, the “Secured Notes”), the repayment of which was secured by the terms of a Security and Pledge Agreement. The June 2020 Secured Note has substantially similar terms as the February 3, 2020 10.5% Secured Note discussed under “Note 6 – Plan of Merger and Investment in Unconsolidated Entity“, and substantially similar security obligations of Viking in connection therewith.

As additional consideration for the Company making the loan to Viking, Viking assigned the Company an additional 5% of Elysium pursuant to the terms of an Assignment of Membership Interests dated June 25, 2020, which brings the Company’s current total ownership of Elysium up to 30%.

December 23, 2020 Transaction

On December 23, 2020, the Company entered into a Securities Purchase Agreement with Viking, pursuant to which Camber acquired (“Camber’s Acquisition”) 26,274,510 shares of Viking common stock (“Camber’s Viking Shares”), which constituted 51% of the total outstanding common stock of Viking, in consideration of (i) Camber’s payment of $10,900,000 to Viking (the “Cash Purchase Price”), and (ii) cancellation of $9,200,000 in promissory notes issued by Viking to Camber (“Camber’s Viking Notes”). Pursuant to the purchase agreement, Viking is obligated to issue additional shares of Viking common stock to Camber to ensure that Camber shall own at least 51% of the common stock of Viking through July 1, 2022.

In connection with Camber’s Acquisition, the Company and Viking terminated their previous merger agreement, dated August 31, 2020, as amended, and the Company assigned its membership interests in one of Viking’s subsidiaries, Elysium Energy Holdings, LLC, to Viking. Also in connection with Camber’s Acquisition, effective December 23, 2020, the Company (i) borrowed $12,000,000 from an institutional investor; (ii) issued the investor a promissory note in the principal amount of $12,000,000, accruing interest at the rate of 10% per annum and maturing December 11, 2022 (the “Camber Investor Note”); (iii) granted the Investor a first-priority security interest in Camber’s Viking Shares and Camber’s other assets pursuant to a pledge agreement and a general security agreement, respectively; and (iv) entered into an amendment to the Company’s $6,000,000 promissory note previously issued to the investor dated December 11, 2020 (the “Additional Camber Investor Note”), amending the acceleration provision of the note to provide that the note repayment obligations would not accelerate if the Company increased its authorized capital stock by March 11, 2021 (and the Company increased its authorized capital stock in February 2021 as required). In order to close Camber’s Acquisition, effective December 23, 2020, Viking entered into a Guaranty Agreement, guaranteeing repayment of the Camber Investor Note and the Additional Camber Investor Note.

On December 23, 2020, the Camber Investor Note was funded, and the Company and Viking closed Camber’s Acquisition, with the Company paying the Cash Purchase Price to Viking and cancelling Camber’s Viking Notes, as additional consideration. In exchange, Viking issued 26,274,510 shares of its common stock to Camber, representing 51% of Viking’s total outstanding common shares, the Viking Shares. At the closing, James Doris and Frank Barker, Jr., Viking’s CEO and CFO, were appointed the CEO and CFO of Camber, and Mr. Doris was appointed a member of the Board of Directors of Camber.

Extinguishment of $18.9 million promissory note

On January 8, 2021, the Company entered into another purchase agreement with Viking pursuant to which the Company agreed to acquire an additional 16,153,846 shares of Viking common stock (the “Shares”) in consideration of (i) the Company issuing 1,890 shares of Camber’s Series C Redeemable Convertible Preferred Stock to EMC Capital Partners, LLC (“EMC”), one of the Viking’s lenders which held a secured promissory note issued by Viking to EMC in the original principal amount of $20,869,218 in connection with the purchase of oil and gas assets on or about February 3, 2020 (the “EMC Note”); and (ii) EMC considering the EMC Note paid in full and cancelled pursuant to the Cancellation Agreement described below.

Simultaneously, on January 8, 2021, Viking entered into a Cancellation Agreement with EMC (the “Cancellation Agreement”) pursuant to which Viking agreed to pay $325,000 to EMC, and EMC agreed to cancel and terminate in the EMC Note and all other liabilities, claims, amounts owing and other obligations under the Note. At the same time, the Company entered into a purchase agreement with EMC pursuant to which (i) the Company agreed to issue 1,890 shares of Camber’s Series C Redeemable Convertible Preferred Stock to EMC, and (ii) EMC agreed to enter into the Cancellation Agreement with Viking to cancel the EMC Note.

February 2021 Merger Agreement with Viking

On February 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Viking. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, a newly-formed wholly-owned subsidiary of Camber (“Merger Sub”) will merge with and into Viking (the “Merger”), with Viking surviving the Merger as a wholly-owned subsidiary of the Company.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share: (i) of common stock, of Viking (the “Viking Common Stock”) issued and outstanding immediately prior to the Effective Time, other than shares owned by Camber, Viking and Merger Sub, will be converted into the right to receive one share of common stock of the Company; and (ii) of Series C Convertible Preferred Stock of Viking (the “Viking Preferred Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive one share of Series A Convertible Preferred Stock of the Company (the “Camber Series A Preferred Stock”). Each share of Camber Series A Preferred Stock will convert into 890 shares of common stock of Camber (subject to a beneficial ownership limitation preventing conversion into Camber common stock if the holder would be deemed to beneficially own more than 9.99% of the Company’s common stock), will be treated equally with the Company’s common stock with respect to dividends and liquidation, and will only have voting rights with respect to voting: (a) on a proposal to increase or reduce the Company’s share capital; (b) on a resolution to approve the terms of a buy-back agreement; (c) on a proposal to wind up Camber; (d) on a proposal for the disposal of all or substantially all of Camber’s property, business and undertaking; (f) during the winding-up of Camber; and/or (g) with respect to a proposed merger or consolidation in which Camber is a party or a subsidiary of Camber is a party. Holders of Viking Common Stock and Viking Preferred Stock will have any fractional shares of Camber common stock or preferred stock after the Merger rounded up to the nearest whole share.

At the Effective Time, each outstanding Viking equity award, will be converted into the right to receive the merger consideration in respect of each share of Viking Common Stock underlying such equity award and, in the case of Viking stock options, be converted into vested Camber stock options based on the merger exchange ratio calculated as provided above (the “Exchange Ratio”).

The Merger Agreement provides, among other things, that effective as of the Effective Time, James A. Doris, the current Chief Executive Officer of both the Company and Viking, shall continue to serve as President and Chief Executive Officer following the Effective Time. The Merger Agreement provides that, as of the Effective Time, the Combined Company will have its headquarters in Houston, Texas.

The Merger Agreement also provides that, during the period from the date of the Merger Agreement until the Effective Time, each of Viking and the Company will be subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and to engage in discussions with third parties regarding alternative acquisition proposals, subject to customary exceptions. Viking is required to hold a meeting of its stockholders to vote upon the adoption of the Merger Agreement and, subject to certain exceptions, to recommend that its stockholders vote to adopt the Merger Agreement. The Company is required to hold a meeting of its stockholders to approve the issuance of Viking Common Stock and Viking Preferred Stock in connection with the Merger (the “Merger Share Issuances”).

The completion of the Merger is subject to customary conditions, including (i) adoption of the Merger Agreement by the Company’s stockholders and approval of the Merger Share Issuances by the Company’s stockholders, (ii) receipt of required regulatory approvals, (iii) effectiveness of a registration statement on Form S-4 for the Company’s common stock to be issued in the Merger (the “Form S-4”), and (iv) the absence of any law, order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) subject to certain exceptions, performance by the other party of its obligations under the Merger Agreement, and (iii) the absence of any material adverse effect on the other party, as defined in the Merger Agreement.

Additional closing conditions to the Merger include that in the event the NYSE American determines that the Merger constitutes, or will constitute, a “back-door listing” or “reverse merger”, the Company (and its common stock) would be required to qualify for initial listing on the NYSE American, pursuant to the applicable guidance and requirements of the NYSE as of the Effective Time.

The Merger Agreement can be terminated (i) at any time with the mutual consent of the parties; (ii) by either the Company or Viking if any governmental consent or approval required for closing is not obtained, or any governmental entity issues a final non-appealable order or similar decree preventing the Merger; (iii) by either Company or Viking if the Merger shall not have been consummated on or before August 1, 2021; (iv) by the Company or Viking, upon the breach by the other of a term of the Merger, which is not cured within 30 days of the date of written notice thereof by the other; (v) by Company or Viking is unable to obtain the affirmative vote of its stockholders for approval of the Merger; (vi) by Viking if Company is unable to obtain the affirmative vote of its stockholders required pursuant to the terms of the Merger Agreement; and (vii) by Company or Viking if there is a willful breach of the Merger Agreement by the other party thereto.

The Merger Agreement contains customary indemnification obligations of the parties and representations and warranties.

As of the date hereof, neither Viking nor Camber has advised of its intention to terminate the Merger Agreement.

July, 2021 Transaction

On July 29, 2021, the Company entered into a Securities Purchase Agreement with Viking to acquire an additional 27,500,000 shares of Viking common stock for an aggregate purchase price of $11,000,000.  The proceeds from the transaction were used by Viking to (i) acquire an approximate 60.5% interest Simson-Maxwell, Ltd, a Canadian company engaged in the manufacture and supply of industrial engines, power generation products, services and custom energy solutions; (ii) acquire a license of a patented carbon-capture system for exclusive use in Canada and for a specified number of locations in the United States; and (iii) for general working capital purposes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 16, 2021, the Audit Committee of the Board of Directors (the “Audit Committee”) of Camber Energy, Inc, Inc. (the “Company”), dismissed Marcum LLP (“Marcum”) as its independent registered public accounting firm, effective as of such date.

The report of Marcum on the Company’s consolidated financial statements as of March 31, 2019 and March 31, 2018 and for the years then ended did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph relating to the Company’s ability to continue as a going concern. The consolidated financial statements as of March 31, 2020 and March 31, 2019, and for the years then ended were the most current audited financial statements of the Company, the Company changed its fiscal year to December 31st on February 4, 2021, and on September 11, 2021, the Company determined that those audited financial statements should not be relied on, and filed a Current Report on Form 8-K with the Securities and Exchange Commission on or about September 16, 2021, regarding that non-reliance.

During the Company’s prior fiscal years ended March 31, 2020 and March 31, 2019 and through September 16, 2021, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the matter in its report on the consolidated financial statements for such year.

On September 17, 2021, the Audit Committee approved the appointment of Turner, Stone & Company, L.L.P. (“Turner Stone”) as the Company’s independent registered public accounting firm for the fiscal years ended March 31, 2020 and March 31 2019, and for the transition period ended December 31, 2020, and such engagement was formalized on September 21, 2021.

During the prior fiscal years ended March 31, 2019 and March 31, 2018 and through September 21, 2021, neither the Company nor anyone on their behalf consulted with Turner Stone with respect to either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither written nor oral advice was provided to the Company that Turner Stone concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

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

Name	Position	Date First Elected/Appointed as Director	Age
James A. Doris	Chief Executive Officer and Director	December 23, 2020	50
Frank W. Barker, Jr	Chief Financial Officer and Treasurer	December 23,2020	66
Louis G. Schott	Former Interim Chief Executive Officer	January 11, 2018	55
Robert Schleizer	Former Chief Financial Officer, Treasurer and Director	October 6, 2017	67
Fred Zeidman	Director	January 11, 2018	74
James G. Miller	Director	July 10, 2018	72
Robert Greene	Director	December 23, 2020	59

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

The business experience of each of the persons listed above during the past five years is as follows:

James A. Doris, Chief Executive Officer

Mr. Doris was appointed as Chief Executive Officer and Chairman of the Board of Directors for the Company on December 23, 2020 in conjunction with the acquisition of Viking by the Company.  He has been an officer and director of the Viking Energy Group, Inc. since 2014 and has been an integral part of transitioning the Company’s to an appropriate platform to facilitate growth. He has over 25 years of experience negotiating national and international business transactions. Formerly a lawyer in Canada, Mr. Doris represented domestic and foreign clients regarding their investment activities in Canada for over 16 years. Prior to starting his own law firm, Mr. Doris served as Executive Vice President and In-House Counsel for a real estate investment and development company as well as working at one of Canada’s leading law firms. Mr. Doris graduated cum laude from the University of Ottawa.

Frank W. Barker, Jr.  Chief Financial Officer

Mr. Barker was appointed as Chief Financial Officer for the Company on December 23, 2020 in conjunction with the acquisition of Viking by the Company. Mr. Barker is a Certified Public Accountant licensed to practice in the State of Florida.  Mr. Barker has been providing professional services to Viking Energy Group, Inc. since the beginning of 2015.  On December 29, 2017, Mr. Barker accepted the position as Chief Financial Officer of Viking Energy Group, Inc.  Mr. Barker has vast experience providing strategic, financial, accounting and tax-related services in various capacities to both Public and Private entities, including Compliance Reporting with the Securities and Exchange Commission, the planning, preparation and oversight of annual audit functions, presentation of financial data to Public Company Boards, turn-around management, bankruptcy and asset recovery, Strategic planning for survival of troubled companies, financial forecasting and cash flow management, litigation support and forensic analysis, mergers and acquisitions and reverse mergers. Mr. Barker has served as Chief Financial Officer of several Public Companies with Revenues in excess of $40 million.  Mr. Barker’s Industry experience include the fields of Defense Contracting, Manufacturing, Alternative Energy, Electrical Contracting, Healthcare Research and Construction, Oil and Gas, Health Care Services and Administration, Not for Profit, Retail, Distribution, Gaming, Real Estate, Professional Services, Internet Technologies, Media Communications, Web Based Technologies, Banking, Investments, Insurance, Private Equity, Municipal and County Governments and Treasure Exploration.   Mr. Barker received a B.A. in Accounting and Finance from the University of South Florida, Tampa, Florida in 1978.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

There have been no other transactions between us and any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, or any member of the above referenced individual’s immediate family, since the beginning of the Company’s last fiscal year, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds $120,000, and in which we had or will have a direct or indirect material interest, except as set forth below or otherwise disclosed above under “Item 11. Executive Compensation“ and “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities“ - “Recent Sales of Unregistered Securities“, which information, as applicable, is incorporated by reference into this “Item 13. Certain Relationships and Related Transactions, and Director Independence“.

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

Director Independence

During the year ended March 31, 2020, the Board determined that 67% of the Board is independent under the definition of independence and in compliance with the listing standards of the NYSE American listing requirements. Based upon these standards, the Board has determined that Mr. Miller and Mr. Zeidman are “independent” members of the Board of Directors as defined in Section 803(A) of the NYSE American Company Guide, and Mr. Schleizer is not “independent” due to his status as an officer of the Company (see “Item 10. Directors, Executive Officers and Corporate Governance“).

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

Audit Related Fees: A total of $100,000 of the fees disclosed above for fiscal 2020 relate to the audit of Lineal in connection with the Company’s July 2019 acquisition of Lineal (which has since been divested).

Tax Fees: None.

All Other Fees: A total of $30,000 of the fees disclosed above for fiscal 2020 relate to the review of the Company’s pro forma financial statements relating to the July 2019 acquisition of Lineal (which has since been divested).

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

CAMBER ENERGY, INC.

BY:	/s/ James A. Doris
James A. Doris
Interim Chief Executive Officer
(Principal Executive Officer)

Dated: November 19, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Green
Robert Green	Director	November 19, 2021

/s/ Fred S. Zeidman
Fred S. Zeidman	Director	November 19, 2021

/s/ James Miller
James Miller	Director	November 19, 2021

EXHIBIT INDEX

Exhibit No.	Description
2.1

Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated December 30, 2015+ (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Company with the SEC on December 31, 2015)

2.2

First Amendment to Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated April 20, 2016 and effective April 1, 2016 (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on April 25, 2016, and incorporated herein by reference)(File No. 001-32508)

2.3

Second Amendment to Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated August 25, 2016 (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

2.4

Third Amendment to Asset Purchase Agreement by and among the Company, as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated August 25, 2016 (Filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 27, 2017, and incorporated herein by reference)(File No. 001-32508)

2.5

Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser and Camber Energy, Inc., as Seller, dated July 12, 2018 (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on July 13, 2018 and incorporated herein by reference) (File No. 001-32508)

2.6

First Amendment to Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser and Camber Energy, Inc., as Seller, dated August 2, 2018 (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on August 7, 2018 and incorporated herein by reference) (File No. 001-32508)

2.7

Second Amendment to Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser, Camber Energy, Inc., as Seller and CE Operating, LLC, dated September 24, 2018 (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K, filed with the Commission on September 25, 2018 and incorporated herein by reference) (File No. 001-32508)

2.8#

Agreement and Plan of Merger by and between Camber Energy, Inc., Camber Energy Merger Sub 2, Inc., Lineal Star Holdings, LLC, and the Members party thereto dated as of July 8, 2019 (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

2.9#

Preferred Stock Redemption Agreement dated December 31, 2019, by and among Camber Energy, Inc., Lineal Star Holdings LLC, Lineal Industries Inc., Lineal Star, Incorporated and each of the holders of the Series E Redeemable Convertible Preferred Stock and Series F Redeemable Preferred Stock of Camber (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on January 3, 2019 and incorporated herein by reference) (File No. 001-32508)

2.10#

Agreement and Plan of Merger by and Between Viking Energy Group, Inc., and Camber Energy, Inc. dated as of February 3, 2020 (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)

2.11

First Amendment to Agreement and Plan of Merger, dated as of May 27, 2020, by and between Viking Energy, Inc. and Camber Energy, Inc. (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Comission on June 1, 2020 and incorporated herein by reference) (File No. 001-32508)

2.12

Second Amendment to Agreement and Plan of Merger, dated as of June 16, 2020, by and between Viking Energy, Inc. and Camber Energy, Inc. (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K, filed with the Commission on June 16, 2020 and incorporated herein by reference) (File No. 001-32508)

2.13

Third Amendment to Agreement and Plan of Merger, dated as of June 25, 2020, by and between Viking Energy, Inc. and Camber Energy, Inc. (Filed as Exhibit 2.4 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020 and incorporated herein by reference) (File No. 001-32508)

92

3.1

Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006, and incorporated herein by reference)(File No. 000-51414)

3.2

Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Information Statement on Schedule 14C filed with the SEC on June 1, 2006) (File No. 000-51414)

3.3

Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Information Statement on Schedule 14C filed with the SEC on February 20, 2007)(File No. 000-51414)

3.4

Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on March 11, 2010) (File No. 001-32508)

3.5

Certificate of Amendment to Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on January 11, 2011, and incorporated herein by reference)(File No. 001-32508)

3.6

Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 2, 2015, and incorporated herein by reference)(File No. 001-32508)

3.7

Certificate of Amendment to the Articles of Incorporation, amending the Company’s name to “Camber Energy, Inc.”, filed with the Secretary of State of Nevada on January 3, 2017 (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2017, and incorporated herein by reference)(File No. 001-32508)

3.8

Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of our authorized shares of common stock from 200,000,000 to 500,000,000, as filed with the Secretary of State of Nevada on January 10, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on January 12, 2018 and incorporated herein by reference) (File No. 001-32508)

3.9

Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on March 1, 2018, and effective March 5, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on March 2, 2018 and incorporated herein by reference) (File No. 001-32508)

3.10

Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Camber Energy, Inc. with the Secretary of State of the State of Nevada on December 20, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on December 26, 2018 and incorporated herein by reference)(File No. 001-32508)

3.11

Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of our authorized shares of common stock from 20,000,000 to 250,000,000, as filed with the Secretary of State of Nevada on April 10, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 11, 2019, and incorporated herein by reference)(File No. 001-32508)

3.12

Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on July 3, 2019, and effective July 8, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 8, 2019 and incorporated herein by reference) (File No. 001-32508)

3.13

Camber Energy, Inc. Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 8, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

3.14

State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Limited Liability Company, filed with the Secretary of State of Delaware on July 10, 2019, and effective July 9, 2019, merging Camber Energy Merger Sub 2, Inc. into Lineal Star Holdings LLC (Filed as Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2019 and incorporated herein by reference) (File No. 001-32508)

3.15

Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, filed by Camber Energy, Inc. with the Secretary of State of Nevada on October 25, 2019 and effective on October 29, 2019 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 29, 2019 and incorporated herein by reference) (File No. 001-32508)

93

3.16

Certificate of Amendment to Articles of Incorporation (Increase in Authorized Common Stock to 25 Million Shares) filed with the Nevada Secretary of State on April 16, 2020, and effective April 16, 2020

3.17

Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)

3.18

Certificate of Withdrawal of Certificate of Designation of Series B Redeemable Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)

3.19

Certificate of Withdrawal of Certificate of Designation of Series D Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)

3.20

Certificate of Withdrawal of Certificate of Designation of Series E Redeemable Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.4 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)

3.21

Certificate of Withdrawal of Certificate of Designation of Series F Redeemable Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.5 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)

3.22

Amended and Restated Bylaws (effective March 29, 2016) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

4.1	Description of Securities of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2020)

10.1	Form of Redeemable Convertible Subordinated Debenture (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

10.2	Form of Common Stock Purchase First Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2016)(File No. 001-32508)

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

94

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

95

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

96

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

97

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

21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2020)

23.2	Consent of Graves & Co. Consulting LLC (Incorporated by reference to Exhibit 23.2 to the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2020)

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer

31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer

32.2**	Section 906 Certification of Periodic Report of Principal Financial Officer

99.1	Report of Graves & Co. Consulting LLC (Incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2020)

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

98