Form 10-Q/A
period 2020-06-30
CAMBER ENERGY, INC.
filed 2021-11-22
CIK 1309082

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	250,000,000 (as of November 19, 2021)

Explanatory Note

Camber Energy, Inc (the “Company”) is filing this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on August 24, 2020 (“Original Report”) to restate our financial statements and related notes (collectively, the “financial statements” or “Financial Statements”) for the three month periods ended June 30, 2020 and 2019.  This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.

Restatement Background

On October 31, 2020, the Company received a comment letter from the SEC ("SEC Comment Letter") with respect to Amendment No. 2 to the Registration Statement on Form S-4 filed on October 14, 2020. Among other things, the SEC Comment Letter questioned the Company’s historical accounting treatment regarding the sale of our Series C Redeemable Convertible Preferred Stock (the “Series C Stock”).  The Company recorded such sales as “permanent equity,” and the SEC Comment Letter suggested the appropriate accounting classification was something other than permanent equity given certain provisions within the Certificate of Designation for the Series C Stock  (“COD”). After considering the SEC Comment Letter and reviewing the COD, the Company and the holder of the Series C Stock determined there were several errors made in the drafting of the COD that could result in unintended consequences. Both parties agreed to subsequently correct the COD, and Certificates of Correction to the COD were filed on December 9, 2020, and on April 20, 2021, to correct the errors.  Both parties agreed the corrections would be applied retroactive to the original filing date of the COD, being August 25, 2016; however, US GAAP requires a transaction to be accounted for in accordance with the terms of an agreement in effect during the period of the financial statements, and, consequently, the Company determined that in accordance with the terms of the original COD, the Series C Stock should have been recorded as temporary equity instead of permanent equity. In addition, certain provisions of the original COD required the Company to recognize a derivative liability for certain conversions of the Series C Stock into common stock. After consultations with the SEC staff and the Company’s accounting advisors, the Company determined: (i) the impact of the error(s) is material for the fiscal years ended March 31, 2019 and 2020;  and (ii) to restate its Annual Report on Form 10-K for the year ended March 31, 2020, inclusive of comparative financial statements for the year ended March 31, 2019, the previously filed quarterly report on Form 10-Q for the three months ended June 30, 2020, and the previously filed quarterly report on Form 10-Q for the three and six month periods ended September 30, 2020.   See Note 4 to the Consolidated Financial Statements included in Item 1 for additional information and a reconciliation of the previously reported amounts to the restated amounts.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report in its entirety, as amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item. Financial Statements

Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, the Company’s Chief Executive Officers and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form

2

CAMBER ENERGY, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC.

CONSOLIDATED BALANCE SHEETS (Restated)

(Unaudited)

	June 30, 2020	March 31, 2020
ASSETS
Current Assets
Cash	$1,705,374	$656,615
Accounts Receivable, Net of Allowance	279,904	255,363
Other Current Assets	247,973	220,682
Total Current Assets	2,233,251	1,132,660

Property and Equipment
Oil and Gas Properties - Subject to Amortization	50,443,883	50,443,883
Oil and Gas Properties - Not Subject to Amortization	28,016,989	28,016,989
Other Property and Equipment	1,570	1,570
Total Property and Equipment	78,462,442	78,462,442
Accumulated Depletion, Depreciation, Amortization and Impairment	(78,354,120)	(78,351,825)
Total Property and Equipment, Net	108,322	110,617
Equity Method Investment – Elysium Energy, LLC	—	957,169
Notes Receivable	11,413,533	7,339,719
Other Assets	155,053	155,053
Total Assets	$13,910,159	$9,695,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,439,641	$1,474,221
Common Stock Payable	—	173,000
Accrued Expenses	192,613	348,460
Current Asset Retirement Obligation	52,402	30,227
Current Income Taxes Payable	3,000	3,000
Derivative Liability	14,370,827	8,669,831
Total Current Liabilities	16,058,483	10,698,739

Asset Retirement Obligation	19,348	41,523
Total Liabilities	16,077,831	10,740,262

Commitments and Contingencies (see Note 10)
Temporary Equity
Preferred Stock Series C, 2,951 and 2,819 Issued and Outstanding Respectively, Liquidation Preference of $81,049,215 and $77,423,835, respectively	40,080,571	39,389,202

Stockholders’ Deficit
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par Value, -0- Shares issued and Outstanding	—	—
Preferred Stock Series B, 600,000 Shares Authorized of $0.001 Par Value, 0 and 0 Shares issued and Outstanding, respectively	—	—
Common Stock, 25,000,000 shares Authorized of $0.001 Par Value, 13,160,530 and 5,000,000 Shares Issued and Outstanding, respectively	13,161	5,000
Additional Paid-in Capital	155,298,998	149,825,528
Accumulated Deficit	(197,560,402)	(190,264,774)
Total Stockholders’ Deficit	(42,248,243)	(40,434,246)
Total Liabilities and Stockholders’ Deficit	$13,910,159	$9,695,218

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Restated)

(Unaudited)

	Three Months Ended
	June 30,
	2020	2019
Operating Revenues
Crude Oil	$21,789	$93,699
Natural Gas	4,164	7,204
Natural Gas Liquids	7,736	20,448
Total Revenues	33,689	121,351

Operating Expenses
Lease Operating Expenses	69,291	123,557
Severance and Property Taxes	1,349	2,574
Depreciation, Depletion, Amortization, and Accretion	2,295	4,242
General and Administrative	686,663	1,331,991
Total Operating Expenses	759,598	1,462,364

Operating Loss	(725,909)	(1,341,013)

Other Expense (Income)
Interest Expense	—	847
Loss from Equity Method Investment	1,083,355	—
Other Expense (Income), Net	(214,632)	(54,262)
Loss on Derivative liability	5,700,996	2,163,891
Total Other Expenses (Income)	6,569,719	2,110,476

Net Loss	$(7,295,628)	$(3,451,489)

Less Preferred Dividends	1,680,756	1,453,718

Net loss attributable to common shareholders
	(8,976,384)	(4,905,207)

Net Loss Per Common Share
Basic and Diluted	$(1.19)	$(319.60)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	7,527,903	15,348

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019 (Restated)

	Series C Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series B Preferred Stock		Common Stock					Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Stock Divided Distributable	Accumulated Deficit	Stockholders’ Deficit
Balances, March 31, 2019 (as restated)	2,305	$28,248,946	—	$—	—	$—	44,000	$44	662,324	$13	$155,664,694	$3	$(181,650,293)	$(25,985,539)
Common Shares issued for:
Conversion of Series B Preferred Stock	—	—	—	—	—	—	(44,000)	(44)	—	—	44	—	—	—
Payment of Series B Dividend	—	—	—	—	—	—	—	—	—	—	3	(3)	—	—
Conversion of Debenture - Abeyance	—	—	—	—	—	—	—	—	25,008	25	(25)	—	—	—
Payment for Consulting Fees	—	—	—	—	—	—	—	—	600	1	303,339	—	—	303,340
Rounding Adjustment for Split	—	—	—	—	—	—	—	—	4	—	—	—	—	—
Stock Dividends to be Issued	—	1,453,718	—	—	—	—	—	—	—	—	(1,453,718)		—	(1,453,718)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,451,489)	(3,451,489)
Balances, June 30, 2019	2,305	$29,702,664	—	$—	—	$—	—	$—	701,182	$39	$154,514,337	$--	$(185,101,782)	$(30,587,406)

Balances, March 31, 2020 (as restated)	2,819	$39,389,202	—	$—	—	$—	—	$—	5,000,000	$5,000	$149,825,528	$--	$(190,264,774))	$(40,434,246)
Common Shares issued for:
Conversion of Series C Preferred Stock	(498)	(7,289,387)	—	—	—	—	—	—	8,059,016	8,059	7,281,328	—	—	7,289,387
Payment of Consulting Fees	—	—	—	—	—	—	—	—	101,514	102	172,898	—	—	173,000
Issuance of Series C Preferred Stock	630	6,300,000	—	—	—	—	—	—	—	—	(300,000)	—	—	(300,000)
Stock Dividends to be Issued	—	1,680,756	—	—	—	—	—	—	—	—	(1,680,756)		—	(1,680,756)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,295,628)	(7,295,628)
Balances, June 30, 2020	2,951	$40,080,571	—	$—	—	$—	—	$—	13,160,530	$13,161	$155,298,998	$--	$(197,560,402)	$(42,248,243)

See accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)

(Unaudited)

	Three Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net Loss	$(7,295,628)	$(3,451,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	2,295	4,242
Bad debt Expense	—	17,694
Share-Based Compensation	—	27,690
Loss from Equity Method Investment	1,083,355	—
Change in Fair Value of Derivative Liability	5,700,996	2,163,886
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	(24,541)	(12,995)
Other Current Assets	(27,291)	117,073
Accounts Payable and Accrued Expenses	(190,427)	(165,007)
Net Cash Used in Operating Activities	(751,241)	(1,298,906)

Investing Cash Flows
Cash Paid for Issuance of Notes Receivable	(4,200,000)	—
Cash Paid for Deposits	—	(75,000)
Net Cash Used in Investing Activities	(4,200,000)	(75,000)

Financing Cash Flows
Proceeds from Issuance of Series C Preferred Stock	6,000,000	—
Net Cash Provided by Financing Activities	6,000,000	—

Increase (Decrease) in Cash	1,048,759	(1,373,906)
Cash at Beginning of the Period	656,615	7,778,723
Cash at End of the Period	$1,705,374	$6,404,817

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

On February 3, 2020, the Company entered into an Agreement and Plan of Merger (as amended to date, the “Merger Agreement”, and the merger contemplated therein, the “Merger”) with Viking Energy Group, Inc. (“Viking”). Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of Viking (the “Viking Common Stock”)  issued and outstanding, other than certain shares owned by the Company, Viking and the subsidiary of the Company formed as part of the merger (“Merger Sub”), will be converted into the right to receive the pro rata share of 80% of the Company’s post-closing capitalization, subject to certain adjustment mechanisms discussed in the Merger Agreement (and excluding shares issuable upon conversion of the Series C Preferred Stock of the Company)(the “exchange ratio”). Holders of Viking Common Stock will have any fractional shares of Company common stock after the Merger rounded up to the nearest whole share. The completion of the Merger is subject to certain closing conditions. A further requirement to the closing of the Merger was that the Company was required to have acquired 30% of Viking’s subsidiary Elysium Energy Holdings, LLC (“Elysium”) as part of a $9,200,000 investment in Viking’s Rule 506(c) offering, which transaction was completed on February 3, 2020 (25% and a $5 million investment) and June 22, 2020 (5% and a $4.2 million investment). See also “Note 6 – Plan of Merger and Investment In Unconsolidated Entity”.

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

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At June 30, 2020, the Company’s total current assets of $2.2 million were greater than its total current liabilities of approximately $16.0 million, resulting in working capital deficit of $13.8 million, while at March 31, 2020, the Company’s total current assets of $1.1 million were less than its total current liabilities of approximately $10.7 million, resulting in a working capital deficit of $9.6 million. The increase in the working capital deficit of of $3.2 million is due primarily to an increase in the recognized loss on the Series C Derivative Liability.

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

The factors above raise substantial doubt about the Company’s ability to continue to operate as a going concern for the twelve months following the issuance of these financial statements. The Company believes that it may not have sufficient liquidity to meet its operating costs unless it can raise new funding, which may be through the sale of debt or equity.

The Company had no secured debt outstanding as of June 30, 2020.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its March 31, 2020 Annual Report on Form 10-K/A. There have been no changes to the Company’s significant accounting policies since March 31, 2020 which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Amounts presented in the consolidated balance sheet as of March 31, 2020 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of and for the period ended June 30, 2020 and 2019 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q. The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company as of June 30, 2020 and March 31, 2020, and the results of operations for the three month periods ended June 30, 2020 and 2019, the consolidated statements of changes in equity for the three month periods ended June 30, 2020 and 2019 and cash flows for the three month periods ended June 30, 2020 and 2019. All of these adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K/A (amendment No. 1) for the year ended March 31, 2020.

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

Notes Receivable

Notes receivable includes the $9,200,000, excluding adjustment for excess loss from equity method investment of $126,186, of notes from Viking as described in “Note 7 – Long-Term Notes Receivable” and “Note 5 – Plan of Merger and Investment In Unconsolidated Entity”, and two notes due from Lineal in the amounts of $1,539,719 and $800,000, respectively, as more fully discussed in “Note 7 – Long-Term Notes Receivable” and “Note 12 – Lineal Merger Agreement and Divestiture”. As of June 30, 2020, the Company had no allowance for uncollectible amounts related to the notes receivable.

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

Investment in Unconsolidated Entities

The Company accounts for its investment in unconsolidated entities under the equity method of accounting when it owns less than 51% of a controlling interest and does not have the ability to exercise significant influence over the operating and financial policies of the entity. The investment is adjusted accordingly for dividends or distributions it receives and its proportionate share of earnings or losses of the entity. The current investment in unconsolidated entities is a 30% (25% from February 3, 2020 to June 25, 2020) interest in Elysium Energy Holdings, LLC, which, through its wholly-owned subsidiary, Elysium Energy, LLC, is involved in oil and gas exploration and production in the United States. The balance sheet of Elysium Holdings, LLC at June 30, 2020 included current assets of $2.2 million, total assets of $32.4 million, total liabilities of $33.2 million and net assets of $(0.8) million. The balance sheet of Elysium Energy Holdings, LLC at March 31, 2020 included current assets of $4.0 million, total assets of $37.7 million, total liabilities of $34.0 million and net assets of $3.7 million. The income statement of Elysium Energy Holdings, LLC for the three months ended June 30, 2020 included total revenues of $3.8 million and a net loss of $4.3 million. See also “Note 6 – Plan of Merger and Investment In Unconsolidated Entity”.

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

As of June 30, 2020 and March 31, 2020, the significant inputs to the Company’s derivative liability calculations was Level 3 inputs.

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

NOTE 4 – Restatement of previously issued financial statements

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

Both parties agreed to subsequently correct the COD, and Certificates of Correction to the COD were filed on December 9, 2020 and on April 20, 2021 to correct the errors.  Both parties agreed the corrections would be applied retroactive to the original filing date of the COD, being August 25, 2016. However, US GAAP requires a transaction to be accounted for in accordance with the terms of an agreement in effect during the period of the financial statements and, consequently, the Company determined that in accordance with the terms of the original COD, the Series C Stock should have been recorded as temporary equity instead of permanent equity. In addition, certain provisions of the original COD required the Company to recognize a derivative liability for certain conversions of the Series C Stock into common stock. After consultations with the SEC staff and the Company’s accounting advisors, the Company determined: (i) the impact of the error(s) is material for the three months ended June 30, 2020; and (ii) to restate its Quarterly Report on Form 10-Q for the period ended June 30, 2020, inclusive of comparative financial statements for the period ended June 30, 2019.

As a result of the errors described above, we are restating our financial statements to reclassify the Series C Stock from permanent equity to temporary equity and to recognize a derivative liability for the potential obligation to issue additional shares after the Series C shares have been converted to common shares. We have estimated the fair value of the derivative liability at June 30, 2020 and March 31, 2020 using a binomial pricing model and applying the conversion price (or the lowest trading price for the Company’s common stock subsequent to the conversion, if lower than the conversion price) and the historical volatility of the Company’s common stock.

The table below sets forth changes to the consolidated balance sheet as of June 30, 2020:

	As Previously
	Reported	Adjustments	As Restated

TOTAL ASSETS	13,910,159	-	13,910,159

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	1,439,641		1,439,641

Accrued expenses	192,613		192,613
Derivative liability - Series C	-	14,370,827	14,370,827
Current ARO	52,402		52,402
Current income taxes payable	3,000		3,000
Total current liabilities	1,687,656	14,370,827	16,058,483

Asset retirement obligations	19,348		19,348
TOTAL LIABILITIES	1,707,004	14,370,827	16,077,831

TEMPORARY EQUITY
Preferred Stock Series C	6,000,000	34,080,571	40,080,571

STOCKHOLDERS DEFICIT
Preferred Stock Series A	-		-
Preferred Stock Series B	-		-
Preferred Stock Series C	2	(2)	-
Common Stock	13,161		13,161
Additional paid in capital	148,299,710	6,999,288	155,298,998
Stock dividends distributable	17,559,682	(17,559,682)	-
Accumulated Deficit	(159,669,400)	(37,891,002)	(197,560,402)

Total Stockholders’ Deficit	6,203,155	(48,451,398)	(42,248,243)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	13,910,159		13,910,159

The table below sets forth changes to the consolidated balance sheet as of March 31, 2020:

	As Previously
	Reported	Adjustments	As Restated

TOTAL ASSETS	9,695,218		9,695,218

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	1,474,221	-	1,474,221
Common stock payable	173,000	-	173,000
Accrued expenses	348,460	-	348,460
Derivative liability - Series C	-	8,669,831	8,669,831
Current ARO	30,227	-	30,227
Current income taxes payable	3,000	-	3,000
Total current liabilities	2,028,908	8,669,831	10,698,739

Asset retirement obligations	41,523	-	41,523

TOTAL LIABILITIES	2,070,431	8,669,831	10,740,262

Commitments and contingencies	-		-

TEMPORARY EQUITY
Preferred Stock Series C	5,000,000	34,389,202	39,389,202
STOCKHOLDERS EQUITY
Preferred Stock Series C	2	(2)	-
Common Stock	5,000	-	5,000
Additional paid in capital	144,815,627	5,009,901	149,825,528
Stock dividends distributable	15,878,926	(15,878,926)	--
Retained earnings (deficit)	(158,074,768)	(32,190,006)	(190,264,774)

Total stockholders equity (Deficit)	2,624,787	(43,059,033)	(40,434,246)

TOTAL LIABILITIES AND EQUITY	9,695,218	--	9,695,218

The table below sets forth changes to the consolidated statement of operations for the three month period ended June 30, 2020:

Three Months Ended June 30, 2020	As reported	Adjustments	Restated

Total Revenues	33,689		33,689

Operating Expenses
Lease Operating Expenses	69,291		69,291
Severance and Property Taxes	1,349		1,349
Depreciation, Depletion, Amortization, and Accretion	2,295		2,295
General and Administrative	686,663		686,663
Total Operating Expenses	759,598		759,598
Operating Loss	(725,909)		(725,909)

Other Expense (Income)
Interest Expense	—		—
Loss from Unconsolidated Entity	1,083,355		1,083,355
Other Expense (Income), Net	(214,632)		(214,632)
Loss on Derivative Liability	--	5,700,996	5,700,996)
Total Other Expenses	868,723	5,700,996	6,569,719

Net Loss	$(1,594,632)	$(5,700,996)	$(7,295,628)
Less Preferred Dividends	1,680,756		1,680,756
Net Loss Attributable to Common Shareholders	(3,275,388)	(5,700,996)	(8,976,384)

Net Loss Per Common Share
Basic and Diluted	(0.44)	(0.75)	(1.19)

The table below sets forth changes to the consolidated statement of operations for the three month period ended June 30, 2019:

Three Months Ended June 30, 2019	As reported	Adjustments	Restated

Total Revenues	121,351		121,351

Operating Expenses
Lease Operating Expenses	123,557		123,557
Severance and Property Taxes	2,574		2,574
Depreciation, Depletion, Amortization, and Accretion	4,242		4,242
General and Administrative	1,331,991		1,331,991
Total Operating Expenses	1,462,364		1,462,364
Operating Loss	(1,341,013)		(1,341,013)

Other Expense (Income)
Interest Expense	847		847
Loss from Unconsolidated Entity	—		—
Other Expense (Income), Net	(54,262		(54,262
Loss on Derivative Liability	--	2,163,891	2,163,891
Total Other Expenses (Income)	(53,415)	2,163,891	2,110,476

Net Loss	$(1,287,598)	$(2,163,891)	$(3,451,489)
Less Preferred Dividends	1,878,055	(424,337)	1,453,718
Net Loss Attributable to Common Shareholders	(3,165,653)	(1,739,554)	(4,905,207))

Net Loss Per Common Share
Basic and Diluted	(206.26)	(113.34)	(319.60)

The table below sets forth changes to the consolidated statements of cash flows for the three month period ended June 30, 2020:

Three Months Ended June 30, 2020	As previously reported	Adjustments	Restated
Cash Flows from Operating Activities
Net Loss	$(1,594,632)	(5,700,996)	$(7,295,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	2,295		2,295
Bad debt Expense	—		—
Share-Based Compensation	—		—
Loss from Equity Method Investment	1,083,355		1,083,355
Change in Fair Value of Derivative Liability	--	5,700,996	5,700,996
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	(24,541)		(24,541)
Other Current Assets	(27,291)		(27,291
Accounts Payable and Accrued Expenses	(190,427)		(190,427)
Net Cash Used in Operating Activities	(751,241)	--	(751,241)

Investing Cash Flows
Cash Paid for Issuance of Notes Receivable	(4,200,000)		(4,200,000))
Cash Paid for Deposits	—		—
Net Cash Used in Investing Activities	(4,200,000)		(4,200,000))

Financing Cash Flows
Proceeds from Issuance of Series C Preferred Stock	6,000,000		6,000,000
Net Cash Provided by Financing Activities	6,000,000		6,000,000

Increase (Decrease) in Cash	1,048,759		1,048,759
Cash at Beginning of the Period	656,615		656,615
Cash at End of the Period	$1,705,374		$1,705,374

The table below sets forth changes to the consolidated statements of cash flows for the three month period ended June 30, 2019:

Three months ended June 30, 2019	As previously reported	Adjustments	Restated
Cash Flows from Operating Activities
Net Loss	$(1,287,598)	(2,163,891)	$(3,451,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	4,242		4,242
Bad debt Expense	17,694		17,694
Share-Based Compensation	27,690		27,690
Loss from Equity Method Investment	—		—
Change in Fair Value of Derivative Liability	(5)	2,163,891	2,163,886
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	(12,995)		(12,995)
Other Current Assets	117,073)		117,073
Accounts Payable and Accrued Expenses	(165,007)		(165,007)
Net Cash Used in Operating Activities	(1,298,906)		(1,298,906)

Investing Cash Flows
Cash Paid for Issuance of Notes Receivable	—		—
Cash Paid for Deposits	(75,000		(75,000)
Net Cash Used in Investing Activities	(75,000)		(75,000)

Financing Cash Flows
Proceeds from Issuance of Series C Preferred Stock	—		—
Net Cash Provided by Financing Activities	—		—

Increase (Decrease) in Cash	(1,373,906		(1,373,906)
Cash at Beginning of the Period	7,778,723		7,778,723
Cash at End of the Period	$6,404,817		$6,404,817

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

Leases

As part of the Lineal Acquisition, the Company acquired various operating and finance leases for sales and administrative offices, motor vehicles and machinery and equipment. Due to the Redemption Agreement discussed in – “Note 1 – General” and below in “Note 12 – Lineal Merger Agreement and Divestiture”, the Company no longer owns the operating and finance leases that it had acquired in connection with the Lineal Acquisition.

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

NOTE 7 – LONG-TERM NOTES RECEIVABLE

Long-term notes receivable as of June 30, 2020 and March 31, 2020 are comprised of:

	June 30, 2020	March 31, 2020

Notes receivable from Viking Energy Group, Inc. pursuant to 10.5% Secured Promissory Notes dated February 3, 2020 ($5,000,000) and June 25, 2020 ($4,200,000) in the original principal amount of $9,200,000, having an annual interest rate of 10.5%, with interest due quarterly beginning on May 1, 2020, maturing February 3, 2022. Accrued and unpaid interest of $89,466 and $83,425 is included in accounts receivable at June 30, 2020 and March 31, 2020, respectively. The Note is secured by secured interests in six Viking Energy Group, Inc. subsidiaries. See also “Note 6 – Plan of Merger and Investment In Unconsolidated Entity”.

	$9,200,000	$5,000,000
Note receivable from Lineal Star Holdings, LLC pursuant to a Promissory Note dated effective December 31, 2019, in the original principal amount of $1,539,719, accruing annual interest of 10.5%, due quarterly beginning on March 31, 2020, maturing December 31, 2021, with accrued and unpaid interest of $38,388 and $37,966 included in accounts receivable at June 30, 2020 and March 31, 2020, respectively. See also “Note 1 – General” and “Note 12 – Lineal Merger Agreement and Divestiture”.	1,539,719	1,539,719
Note receivable from Lineal Star Holdings, LLC pursuant to a Promissory Note No. 2 dated effective December 31, 2019, in the original principal amount of $800,000, accruing annual interest of 8%, due quarterly beginning on March 31, 2020, maturing December 31, 2021, with accrued and unpaid interest of $15,956 and $15,781 included in accounts receivable at June 30, 2020 and March 31, 2020, respectively. See also “Note 1 – General” and “Note 12 – Lineal Merger Agreement and Divestiture”.	800,000	800,000
Equity loss of unconsolidated entity applied to notes receivable. See also “Note 6– Plan of Merger and Investment In Unconsolidated Entity”	(126,186)	—
Less: current maturities	—	—
Total	$11,413,533	$7,339,719

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

NOTE 9 – DERIVATIVE LIABILITY

The Company has determined that certain warrants and certain obligations to issue additional shares relating to conversions of the Series C Preferred Stock contain provisions could result in modification of the warrants’ exercise price or the Series C Preferred Stock conversion price that is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40.

The warrants contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices.  The warrants granted to Ironman PI Fund II, LP contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the time. The amount of any such adjustment is determined in accordance with the provisions of the warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the time. The warrants expired on April 21, 2019.

The Series C Preferred Stock are convertible into shares of common stock at a fixed $3.25 conversion rate.  Upon conversion, the holder is entitled to dividends as if the shares had been held to maturity, which is referred to as the Conversion Premium.  The Conversion Premium may be paid in shares or cash, at the option of the Company.  If the Conversion Premium is paid in cash, the amount is fixed and not subject to adjustment.  If the Conversion Premium is paid in shares, the conversion ratio is based on a VWAP calculation based on the lowest stock price over the Measurement Period.  The Measurement Period is 30 days (or 60 days if there is a Triggering Event) prior to the conversion date and 30 days (or 60 days if there is a Triggering Event) after the conversion date.  The VWAP calculation is subject to adjustment if there is a Triggering Event and the Measurement Period is subject to adjustment in the event that the Company is in default of one or more Equity Conditions provided in the COD.  For example, the Measurement period may be extended one day for every day the Company is not in compliance with one or more of the Equity Conditions.

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

Management has determined that the obligation to issue additional shares under the Conversion Premium creates a derivative liability.  The determination of the number of true-up shares due, if any, is based on the lowest VWAP calculation over the Measurement Period that extends beyond the conversion date. In addition, if the Company has not complied with certain provisions of the COD, the Measurement Period does not end until the Company is in compliance.  The obligation to issue true-up shares  is a derivative liability.

The derivative liability for the True-Up Shares at the end of each period represents Series C Preferred Stock conversions in respect of which the Measurement Period had not expired as of the period end.  The fair value of the derivative liability has been estimated using a binomial model and applying the conversion price (or the lowest trading price for the Company’s common stock subsequent to the conversion, if lower than the conversion price) and the historical volatility of the Company’s common stock.

Activities for derivative warrant instruments during the three months ended June 30, 2020 and 2019 were as follows:

	2020	2019
Carrying amount at beginning of period	$—	$5
Change in fair value		(5)
Carrying amount at end of period	$—	$—

Activities for derivative Series C Preferred Stock derivative liability during the three months ended June 30, 2020 and 2019 were as follows:

	2020	2019
Carrying amount at beginning of period	$8,669,831	$3,911,649
Change in fair value	5,700,996	2,163,891
Carrying amount at end of period	$14,370,827	$6,075,540

The fair value of the derivative liability has been estimated using a binomial model and applying the conversion price (or the lowest trading price for the Company’s common stock subsequent to the conversion, if lower than the conversion price) and the historical volatility of the Company’s common stock.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Office Lease. Information regarding the Company’s office space is disclosed in greater detail above under “Note 5 - Property and Equipment –Leases”, above.

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

On October 26, 2020, the Company entered into an agreement with Apache to obtain a release of all liability (both parties provided mutual releases) for $20,000 which the Company paid in October 2020, which is included in general and administrative expenses on the statement of operations for the nine months ended December 31, 2020.  The litigation was dismissed against the Company.

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

On October 21, 2020, litigation was settled through binding arbitration and an arbitration award in favor of N&B Energy was granted in the amount of approximately $52,000, which is included in general and administrative expenses on the statement of operations for the nine months ended December 31, 2020.  The Company paid all amounts due in December 2020 and the litigation was dismissed.

NOTE 11 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Oil and Gas Contracts

The following table disaggregates revenue by significant product type for the three months ended June 30, 2020 and 2019, respectively:

	2020	2019
Oil sales	$21,789	$93,699
Natural gas sales	4,164	7,204
Natural gas liquids sales	7,736	20,448
Total oil and gas revenue from customers	$33,689	$121,351

NOTE 12 – LINEAL MERGER AGREEMENT AND DIVESTITURE

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

NOTE 13 - INCOME TAXES

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

NOTE 14 – STOCKHOLDERS’ DEFICIT

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

Series C Redeemable Convertible Preferred Stock

On February 3, 2020, the Company sold 525 shares of Series C Preferred Stock for total proceeds of $5 million. In the event the Merger Agreement entered into with Viking in February 2020 is terminated for any reason, we (until June 22, 2020, when such terms were amended) were required to redeem the 525 shares of Series C Preferred Stock at a 110% premium, in an aggregate amount equal to $5,775,000. In addition, certain provisions of the Series C Preferred Stock may require the Company to redeem the stock, including the requirement to redeem 525 shares of Series C Preferred Stock in the event the Merger Agreement is terminated, are outside the control of the Company, the Series C Preferred Stock is classified as temporary equity. Temporary equity is a security with redemption features that are outside the control of the issuer, is not classified as an asset or liability in conformity with GAAP, and is not mandatorily redeemable.

During the three months ended June 30, 2020, the Company sold 630 shares of Series C Preferred Stock to Discover in consideration for $6 million. During the three months ended June 30, 2019, the Company sold no shares of Series C Preferred Stock.

During the three months ended June 30, 2020, Discover converted 498 shares of the Series C Preferred Stock with a face value of $4,980,000 (recorded value of $7,289,387, including accrued and unpaid dividends) and a total of 8,059,016 shares of common stock were issued, which includes additional shares for conversion premiums.   .   No conversion occurred during the three months ended June 30, 2019.

As of June 30, 2020 and March 31, 2020, the Company accrued common stock dividends on the Series C Preferred Stock based on the then 24.95% premium dividend rate. The Company recognized a total charge to additional paid-in capital and Series C Preferred Stock of $1,680,756 and $1,453,718 related to the stock dividend declared but not issued for the three months ended June 30, 2020 and 2019, respectively.

Subsequent to June 30, 2020, the Company issued 4,794,192 shares of common stock (true- up shares) related to prior conversions of Series C Preferred Stock.

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

NOTE 16 – INCOME (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per share for the three months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended
	June 30, (as restated)
	2020	2019
Numerator:
Net loss	$(7,295,628)	$(3,451,489)
Less preferred dividends	1,680,756	1,453,718
Net loss attributable to common stockholders	$(8,976,384)	$(4,905,207)

Denominator
Weighted average share – basic	7,527,903	15,348

Dilutive effect of common stock equivalents
Options/warrants	—	—
Preferred C shares	—	—

Denominator
Total Weighted average shares – diluted	7,527,903	15,348
Income (loss) per share – basic
Continuing operations	$(1.19)	$(319.60)
Income (loss) per share – diluted
Continuing Operations	$(1.19)	$(319.6)

For the three months ended June 30, 2020 and 2019, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would be anti-dilutive.

	2020	2019
Common Shares Issuable for:
Convertible Debt	276	276
Options and Warrants	38	38
Series C Preferred Shares(1)	82,602,418	7,295,638
Total	82,602,732	7,295,972

(1) Based on the lowest possible conversion rate of the Series C Preferred Stock during the period for the conversion premium.

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the three months ended June 30, 2020 and 2019:

	2020	2019
Interest	$—	$847
Income taxes	$—	$—

Non-cash investing and financing activities included the following:

	Three Months Ended June 30,
	2020	2019
Issuance of Common Stock of Prior Conversions of Convertible Notes	$—	$1,250
Settlement of Common Stock Payable	$173,000	$303,340
Change in Estimate for Asset Retirement Obligations	$—	$8,260
Stock Dividends Distributable but not Issued	$1,680,756	$1,453,718
Issuance of Stock Dividends	$—	$3

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

Fair Value Measurements

The liabilities carried at fair value as of June 30, 2020 and March 31, 2020 were as follows:

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$14,370,827	$—	$—	$14,370,827
Total liabilities at fair value	$14,370,827	$—	$—	$14,370,827

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$—	$—	$—	$8,669,831
Total liabilities at fair value	$—	$—	$—	$8,669,831

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

NOTE 19 – SUBSEQUENT EVENTS

Since July 1, 2020, and through November 23, 2021, Discover and EMC converted 1,930 shares of Series C Preferred Stock into 235,264,378 shares of common stock, of which all 235,264,378 shares of common stock had been issued as of November 23, 2021.

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

Amendments to the Series C Preferred Stock

On December 14, 2020, the Company, with the approval of the Board of Directors of the Company and the sole holder of the Company’s Series C Preferred Stock, filed a certificate of corrections with the Secretary of State of Nevada to correct the original designation of the Series C Preferred Stock and the first amended and restated designation thereof.

Also on December 14, 2020, the Company, with the approval of the Board of Directors of the Company and the sole holder of the Company’s Series C Preferred Stock, filed a second amended and restated designation of the Series C Preferred Stock with the Secretary of State of Nevada which was effective upon filing (the “Second Amended and Restated Designation”).

On April 15, 2021, the Company, with the approval of the Board of Directors and holders of the Company’s Series C Preferred Stock, filed certificate of corrections with the Secretary of State of Nevada to correct the original designation of the Company’s Series C Redeemable Convertible Preferred Stock and the subsequent amended and restated designations thereof, to correct certain errors which were identified in such designations, and to clearly state the original intent of the parties, as follows:

Section I.D.2(e) of the prior Certificates of Designation implicitly excluded as a “Deemed Liquidation Event”, an event or proposal that was initiated by or voted upon by the holder of the Series C Preferred Stock, and the Designations have been clarified to expressly exclude such occurrence. Section I.F.4 of the Designations failed to include language to clarify that the Company is not obligated to redeem the Preferred Shares for cash for any reason that is not solely within the control of the Company. Section I.G.1 of the Designations mistakenly included two subsection b.’s where only one was intended, and the unintended subsection b. has been removed. Section I.G.1(e) of the Designations failed to include language to clarify that the Company not having sufficient authorized but unissued shares, solely within the control of the Company and excluding any event that is not solely within the control of the Company, is not a reason that would otherwise trigger the obligations in such section. Sections I.G.1(f) and (g) of the Designations failed to include language to clarify the particular obligations apply only if the Company has sufficient authorized and unissued shares. Section I.G.7(e) of the Designations mistakenly referenced the incorrect Conversion Price. Section I.G.9 of the Designations failed to include language to clarify the maximum number of common shares that could be potentially issuable with respect to all conversions and other events that are not solely within the control of the Company, that the Dividend Maturity Date is to be indefinitely extended and suspended until sufficient authorized and unissued shares become available, the number of shares required to settle the excess obligation is fixed on the date that net share settlement occurs and that all provisions of the Designations are to be interpreted so that net share settlement is within the control of the Company.

NOTE 20 – RELATED PARTY TRANSACTIONS

Effective August 1, 2018, the Company entered into a month-to-month lease at 1415 Louisiana, Suite 3500 Houston, Texas 77002 with BlackBriar Advisors LLC (“BlackBriar”). Pursuant to the sublease, BlackBriar is providing us, without charge, use of the office space in Houston, Texas. BlackBriar is affiliated with the Company’s former Chief Financial Officer.

During the three months ended June 30, 2020 and 2019, the Company paid Louis G. Schott, the interim chief executive officer consulting and other fees of $85,479 and $81,138 respectively.

During the three months ended June 30, 2020 and 2019, the Company paid Robert Schleizer, the former chief financial officer, consulting and directors fees of $133,333 and $193,333 respectively, either directly or through owned or controlled by him.

During the three months ended June 30, 2020 and 2019 the Company paid Fred Zeidman directors fees of $13,333.

During the three months ended June 30, 2020 the Company paid James Miller directors fees of $13,333

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally located in the material set forth below under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. For a more detailed description of the risks and uncertainties involved, the following discussion and analysis should be read in conjunction with management’s discussion and analysis contained in Camber’s Annual Report on Form 10-K/A (amendment No. 1) for the fiscal year ended March 31, 2020, as filed with the SEC on November 19 , 2021, and related discussion of our business and properties contained therein.

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

Review of Information and Definitions

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A (amendment No. 1) for the year ended March 31, 2020.

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

Pursuant to those discussions on July 8, 2019, we acquired Lineal Star Holdings, LLC (“Lineal”) pursuant to the terms of an Agreement and Plan of Merger dated as of the same date (the “Lineal Plan of Merger” and the merger contemplated therein, the “Lineal Merger” or the “Lineal Acquisition”), by and between Lineal, Camber, Camber Energy Merger Sub 2, Inc., Camber’s wholly-owned subsidiary (“Merger Sub”), and the Members of Lineal (the “Lineal Members”). Lineal is a specialty construction and oil and gas services enterprise providing services to the energy industry. Pursuant to the Lineal Plan of Merger, Camber acquired 100% of the ownership of Lineal from the Lineal Members in consideration for newly issued shares of Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”) and Series F Redeemable Preferred Stock (“Series F Preferred Stock”), as discussed in greater detail under “Note 1 – General” and “Note 12 – Lineal Merger Agreement and Divestiture”, to the consolidated unaudited financial statements included under “Part I. – Item 1. Financial Statements”.

On December 31, 2019, the Company entered into, and closed the transactions contemplated by a Preferred Stock Redemption Agreement, by and between the Company, Lineal and the holders of the Company’s Series E Preferred Stock and Series F Preferred Stock (the “Redemption Agreement” and the “Preferred Holders”). Pursuant to the Redemption Agreement, effective as of December 31, 2019, each holder of Series E Preferred Stock transferred such Series E Preferred Stock to Camber in consideration for their pro rata share (except as discussed below in connection with the Series F Preferred Stock holder, who was also a holder of Series E Preferred Stock) of 100% of the Common Shares of Lineal and the holder of the Series F Preferred Stock transferred such Series F Preferred Stock (and such Series E Preferred Stock shares held by such holder) to Camber in consideration for 100% of the Preferred Shares of Lineal and as a result, ownership of 100% of Lineal was transferred back to the Preferred Holders, the original owners of Lineal prior to the Lineal Merger. Additionally, all of the Series E Preferred Stock and Series F Preferred Stock of the Company were automatically cancelled and deemed redeemed by the Company and the Series F Holder waived and forgave any and all accrued dividends on the Series F Preferred Stock. See also – “Note 1 – General” and “Note 12– Lineal Merger Agreement and Divestiture”, to the consolidated unaudited financial statements included under “Part I. – Item 1. Financial Statements”.

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

A further requirement to the closing of the Merger was that the Company was required to have acquired 25% of Viking’s subsidiary Elysium Energy Holdings, LLC (“Elysium”) as part of a $5,000,000 investment in Viking’s Rule 506(c) offering, which transaction was completed on February 3, 2020, and have acquired an additional 5% of Elysium as part of a subsequent $4,200,000 investment in Viking’s Rule 506(c) offering, which transaction was completed on June 25, 2020, as discussed above under “Note 6 – Plan of Merger and Investment In Unconsolidated Entity”, to the consolidated unaudited financial statements included under “Part I. – Item 1. Financial Statements”.

In the event of termination of the Merger Agreement, we are required, under certain circumstances described under “Note 6 – Plan of Merger and Investment In Unconsolidated Entity”, to the consolidated unaudited financial statements included under “Part I. – Item 1. Financial Statements”, above to redeem 630 shares of Series C Preferred Stock sold on June 22, 2020, which have a redemption value of $6,930,000.

The Merger Agreement provides that the Secured Notes (defined below) will be forgiven in the event the Merger closes, and the Secured Notes will be due 90 days after the date that the Merger Agreement is terminated by any party for any reason, at which time an additional payment equal to (i) 115.5% of the original principal amount of the Secured Notes (defined above under “Note 6 – Plan of Merger and Investment In Unconsolidated Entity”, to the consolidated unaudited financial statements included under “Part I. – Item 1. Financial Statements”), minus (ii) the amount due to the Company pursuant to the terms of the Secured Notes upon repayment thereof (the “Additional Payment”) is due.

The Company obtained the funds for the Viking loans through the sale of Series C Preferred Stock to Discover as discussed above under “Note 6 – Plan of Merger and Investment In Unconsolidated Entity”, to the consolidated unaudited financial statements included under “Part I. – Item 1. Financial Statements”.

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

As of June 30, 2020, the Company had leasehold interests (working interests) covering approximately 221 / 3,500 (net / gross) acres, producing from the Cline and Wolfberry formations. The remaining Texas acreage as of March 31, 2020 consisted of leasehold covering approximately 555 / 638 (net / gross) acres and wellbores located in the Panhandle in Hutchinson County, Texas, which was acquired by the Company in March 2018, and which was transferred as part of the PetroGlobe settlement discussed in “Part I. Financial Information – Item 1. Financial Statements” – “Note 10 – Commitments and Contingencies” – “Legal Proceedings”, in July 2020. On May 30, 2019, the Company received a Severance Order from the Texas Railroad Commission (the “TRC”) for noncompliance with TRC rules, suspending the Company's ability to produce or sell oil and gas from its Panhandle leases in Hutchinson County, Texas, until certain well performance criteria are met. The Company subsequently followed TRC procedures in order to regain TRC compliance for the Panhandle wells. Additionally, as a result of a notice from its working interest partner, PetroGlobe Energy, and related litigation, all prior production on the Panhandle wells was held in suspense for the past several fiscal quarters. The Company cured the issues raised by the TRC transferred its ownership of its Hutchinson County, Texas properties and wells to PetroGlobe on July 16, 2020. As a result of such transfer, the Company no longer holds any interests in such Hutchinson County, Texas wells or assets.

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

Industry Segments

Our operations during the three months ended June 30, 2020 and 2019 were all crude oil and natural gas exploration and production related, respectively. During the period from July 8, 2019 to December 31, 2019, we also owned and operated Lineal, which operated as an oil and gas service company and generated oil and gas service revenues. As described above under “Part I. Financial Information – Item 1. Financial Statements” – “Note 1 – General” and “Note 12 – Lineal Merger Agreement and Divestiture”, on December 31, 2019, we divested our entire interest in Lineal, in conjunction with the Lineal Divestiture.

Operations

Oil and Gas Properties

We operate and invest in areas that are known to be productive, with a reasonably established production history, in order to decrease geological and exploratory risk. The Company has certain interests in wells producing from various formations in Louisiana and Texas.

Financing

A summary of our financing transactions, funding agreements and other material funding and loan transactions can be found under “Part I. Financial Information – Item 1. Financial Statements” – “Note 1 – General”, “Note 6 – Plan of Merger and Investment In Unconsolidated Entity”, “Note 7 – Long-Term Notes Receivable”, “Note 12 – Lineal Merger Agreement and Divestiture” and “Note 13 – Stockholders’ Equity (Deficit)”, above.

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

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three-month periods ended June 30, 2020 and 2019 should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q/A (amendment No. 1) under “Part I. Financial Information – Item 1. Financial Statements”. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019

We reported a net loss for the three months ended June 30, 2020 of $7.3 million (net loss attributable to common shareholders of $9.0 million), or $1.19 per share of common stock. We reported a net loss for the three months ended June 30, 2019 of $3.5 million (net loss attributable to common shareholders of $4.2 million), or $319.60 per share of common stock. The increase in net loss of $3.8 million relates primarily to the loss on fair value of derivatives contracts of $5.7 million for the three months ended June 30, 2020 as compared to a loss of $2.2 million for the same period in 2019 and a $1.1 million loss associated with the operations of Elysium, an unconsolidated entity, which we owned 30% of as of June 30, 2020, and held 25% of as of March 31, 2020 (having first acquired such 25% interest on February 3, 2020, and an additional 5% interest on June 25, 2020).

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

(1) Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended June 30, (Restated)		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Direct lease operating expense	$57,549	$98,935	$(41,386)	(42)%
Other	11,742	24,622	(12,880)	(52)%
Lease Operating Expenses	$69,291	$123,557	$(54,266)	(44)%

Severance and Property Taxes	$1,349	$2,574	$(1,225)	(48)%
Depreciation, Depletion, Amortization and Accretion	2,295	4,242	(1,947)	(46)%
General and Administrative (“G&A”)	686,663	1,304,301	(617,638)	(47)%
Share-Based Compensation	—	27,690	(27,690)	(100)%
Total G & A Expense	686,663	1,331,991	(645,328)	(48)%

Interest Expense	$—	$847	$(847)	(100)%
Equity in Loss of Unconsolidated Entity	$1,083,355	$—	$1,083,355	100%
Loss on Derivative Liability	5,700,996	2,163,891	3,537,105	163%
Other Expense (Income), Net	$(214,632)	$(54,262)	$(160,370)	296%

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

Loss on derivative liability

Loss on derivative liability increase by $3.5 million or 163% as compared to the prior comparative period. The loss on derivative liability relates to the Conversion Premium associates with conversions of our Series C Preferred Stock. Management has determined that the obligation to issue additional shares under the Conversion Premium creates a derivative liability. The increase in the loss on derivative liabilities is due primarily to stock price declines. Such derivative liabilities are described in more detail under “Part I. Financial Information – Item 1. Financial Statements” – “Note 9 – Derivative Liability.”

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

Our primary sources of cash for the three months ended June 30, 2019 were from funds generated from the sale of preferred stock, and the primary sources of cash for the three months ended June 30, 2030 were from funds generated from the sale of preferred stock. The primary uses of cash were funds used in operations and funds invested in connection with Viking’s Rule 506(c) convertible note offering, as described above under “Part I. Financial Information – Item 1. Financial Statements” – “Note 6 – Plan of Merger and Investment In Unconsolidated Entity”, and “Note 7 – Long-Term Notes Receivable”. As of June 30, 2020, the Company had working capital of approximately $0.5 million. The Company believes that it will not have sufficient liquidity to operate as a going concern for the next twelve months following the issuance of the financial statements included herein unless it can close the Viking Merger, which is the Company’s current plan, which Merger is anticipated to close in the third calendar quarter of 2020, and which required closing date is currently September 30, 2020, but can be extended until up to December 31, 2020, pursuant to certain conditions in the Merger Agreement.

Pursuant to the December 31, 2019 Redemption Agreement, we entered into a new unsecured promissory note in the amount of $1,539,719 with Lineal, evidencing the repayment of the prior July 2019 Lineal Note, together with additional amounts loaned by Camber to Lineal through December 31, 2019; and loaned Lineal an additional $800,000, which was evidenced by an unsecured promissory note in the amount of $800,000, entered into by Lineal in favor of the Company on December 31, 2019. The December 2019 Lineal Note and Lineal Note No. 2, accrue interest, payable quarterly in arrears, beginning on March 31, 2020 and continuing until December 31, 2021, when all interest and principal is due, at 8% and 10% per annum (18% upon the occurrence of an event of default), respectively. The December 2019 Lineal Note and Lineal Note No. 2 are unsecured. Such loans are described in greater detail above under “Part I. Financial Information – Item 1. Financial Statements” – “Note 1 – General”, “Note 7 – Long-Term Notes Receivable” and “Note 12 – Lineal Merger Agreement and Divestiture”.

On February 3, 2020, the Company and Discover entered into a Stock Purchase Agreement pursuant to which Discover purchased 525 shares of Series C Preferred Stock for $5 million, at a 5% original issue discount to the $10,000 face value of such preferred stock.

On February 3, 2020, we advanced the $5.0 million raised from the sale of Series C Preferred Stock to Discover to Viking, and Viking provided us, among other things, a $5 million, 10.5% Secured Promissory Note. On June 25, 2020, we advanced an additional $4.2 million to Viking in consideration for, among other things, an additional 10.5% Secured Promissory Note in the principal amount of $4.2 million. The Secured Notes accrue interest at the rate of 10.5% per annum, payable quarterly and are due and payable on February 3, 2022. The notes include standard events of default, including certain defaults relating to the trading status of Viking’s common stock and change of control transactions involving Viking. The Secured Notes can be prepaid at any time with prior notice as provided therein, and together with a pre-payment penalty equal to 10.5% of the original amount of the Secured Notes. The Secured Notes are secured by a security interest, pari passu with the other investors in Viking’s Secured Note offering (subject to certain pre-requisites) in Viking’s 70% ownership of Elysium and 100% of Ichor Energy Holdings, LLC. Additionally, pursuant to a separate Security and Pledge Agreement, Viking provided the Company a security interest in the membership, common stock and/or ownership interests of all of Viking’s existing and future, directly owned or majority owned subsidiaries, to secure the repayment of the Secured Notes. As additional consideration for providing the Secured Notes, Viking assigned us 30% of Elysium, which is fully or partially assignable back to Viking upon termination of the Merger, under certain circumstances as discussed in greater detail above under “Part I. Financial Information – Item 1. Financial Statements” – “Note 6 – Plan of Merger and Investment In Unconsolidated Entity”, and “Note 7 – Long-Term Notes Receivable”.

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

Plan of Operations

As described in greater detail above under “Part I. Financial Information – Item 1. Financial Statements” – “Note 6 – Plan of Merger and Investment In Unconsolidated Entity”, on February 3, 2020, the Company entered into a Merger Agreement with Viking, which contemplates Viking merging with and into a newly-formed wholly-owned subsidiary of the Company, with Viking surviving the Merger as a wholly-owned subsidiary of the Company. Moving forward, the Company plans to complete the Merger with Viking and then focus on growing through the development of Viking’s properties while also seeking new acquisitions to grow its oil and gas production and revenues through the combined entity. The Company anticipates raising additional financing to complete acquisitions following the closing of the Merger, which may through the sale of debt or equity. As described above, the Merger is subject to various closing conditions which may not be met pursuant to the contemplated timeline, if at all.

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

Working Capital

At June 30, 2020, the Company’s total current assets of $2.2 million were less than its total current liabilities of approximately $16.1 million, resulting in a working capital deficit of $13.9 million, while at March 31, 2020, the Company’s total current assets of $1.1 million were less than its total current liabilities of approximately $10.7 million, resulting in a working capital deficit of $9.6 million. The increase in the working capital deficit of of $3.2 million is due primarily to an increase in the recognized loss on the Series C Derivative Liability .

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

Financing

A summary of our financing transactions, funding agreements, lending transactions and other material funding transactions can be found under “Part I – Item 1. Financial Statements” — “Note 1 – General”, “Note 6 – Plan of Merger and Investment In Unconsolidated Entity”, “Note 7 – Long-Term Notes Receivable”, “Note 12 – Lineal Merger Agreement and Divestiture”, and “Note 14 – Stockholders’ Equity (Deficit)”.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Camber is periodically named in legal actions arising from normal business activities. Camber evaluates the merits of these actions and, if it determines that an unfavorable outcome is probable and can be reasonably estimated, Camber will establish the necessary reserves. The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. except as described in “Part I. Financial Information – Item 1. Financial Statements” – “Note 10 – Commitments and Contingencies” – “Legal Proceedings”, of this Form 10-Q. We may become involved in material legal proceedings in the future.

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K/A (amendment No. 1) for the year ended March 31, 2020, filed with the Commission on November 19, 2021 (the “Form 10-K”) under the heading “Item 1A. Risk Factors”, except as provided and discussed below, and investors should review the risks provided below and in the Form 10-K prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended March 31, 2020, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

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

Discover holds an approximately $81 million liquidation preference in the Company.

Each share of Series C Preferred Stock held by Discover includes a liquidation preference, payable to Discover upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company, prior to any distribution or payment made to the holders of preferred stock or common stock, by reason of their ownership thereof equal to $10,000, plus an amount equal to any accrued but unpaid dividends thereon. Because the dividends currently require that interest be paid on the Face Value of 24.95% per annum, for the entire seven year term of the Series C Preferred Stock (even if payable sooner than seven years after the issuance date), the total liquidation value required to be paid to Discover upon a liquidation, dissolution or winding up of the Company is approximately $81 million as of the date of this report. As referenced above, this liquidation preference would be payable prior to any amount being distributed the holders of our common stock. Because our net assets total significantly less than $81 million, it is likely that our common stockholders would not receive any amount in the event the Company was liquidated, dissolved or wound up, and that Discover would instead receive the entire amount of available funds after liquidation.

The Shares of Series C Preferred Stock sold pursuant to the June 2020 Purchase Agreement include the obligation for us to redeem such shares under certain circumstances.

We agreed pursuant to the June 2020 Purchase Agreement that if the Merger does not close by the required date approved by the parties thereto (as such may be extended from time to time), which date is currently September 30, 2020, but which may be extended until December 31, 2020, in the event that we have not fully resolved SEC comments on the Form S-4 relating to the Merger or other SEC filings related to the Merger, and we are responding to such comments in a reasonable fashion, subject to certain exceptions, and, we are required, at Discover’s option in its sole and absolute discretion, to immediately repurchase from Discover all then outstanding Series C Preferred Stock shares acquired by Discover pursuant to the June 2020 Purchase Agreement, by paying to Discover 110% of the aggregate face value of all such shares ($6,930,000). Viking also agreed pursuant to the Merger Agreement to pay a break-up fee upon termination of the Merger Agreement, which if paid, would allow us to pay Discover the amount we would owe in connection with the required redemption of the 630 shares of Series C Preferred Stock ($6,930,000). The required redemption of the Series C Preferred Stock, if legally authorized under Nevada law, could reduce the amount of cash we have available for working capital and could require Camber to raise additional funding in the future, which funding may not be available on favorable terms, if at all. . Due to certain redemption provisions that are outside the control of the Company, the Company has recorded the Series C Preferred Stock in temporary equity.

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

CAMBER ENERGY, INC.
(Registrant)

/s/ James A. Doris
James A. Doris
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2021

/s/ Frank W. Barker
Frank W. Barker
Chief Financial Officer
(Principal Financial/Accounting Officer)

Date: November 22, 2021

EXHIBIT INDEX

Exhibit No.	Description
2.1+

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

61

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

62

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

63

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

64