Form 10-Q/A
period 2020-09-30
CAMBER ENERGY, INC.
filed 2021-11-23
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Explanatory Note

Camber Energy, Inc (the “Company”) is filing this Quarterly Report on Form 10-Q/A, amendment No. 2 (“Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on December 18, 2020 (“Original Report”) to restate our financial statements and related notes (collectively, the “financial statements” or “Financial Statements”) for the three and six month periods ended September 30, 2020 and 2019.  This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.

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

Part I, Item 1 . Financial Statements

Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, the Company’s Chief Executive Officers and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form

2

CAMBER ENERGY, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC.

CONSOLIDATED BALANCE SHEETS (RESTATED)

(Unaudited)

	September 30, 2020	March 31, 2020
ASSETS
Current Assets
Cash	$1,112,965	$656,615
Accounts Receivable, Net of Allowance	145,362	255,363
Other Current Assets	220,682	220,682
Total Current Assets	1,479,009	1,132,660

Property and Equipment
Oil and Gas Properties - Subject to Amortization	50,413,792	50,443,883
Oil and Gas Properties - Not Subject to Amortization	28,016,989	28,016,989
Other Property and Equipment	1,570	1,570
Total Property and Equipment	78,432,351	78,462,442
Accumulated Depletion, Depreciation, Amortization and Impairment	(78,356,957)	(78,351,825)
Total Property and Equipment, Net	75,394	110,617
Equity Method Investment – Elysium Energy, LLC	—	957,169
Notes Receivable	10,241,048	7,339,719
Other Assets	—	155,053
Total Assets	$11,795,451	$9,695,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,455,898	$1,474,221
Common Stock Payable	—	173,000
Accrued Expenses	107,621	348,460
Current Asset Retirement Obligation	25,766	30,227
Current Income Taxes Payable	3,000	3,000
Derivative Liability	30,866,933	8,669,831
Total Current Liabilities	32,459,218	10,698,739

Asset Retirement Obligation	20,017	41,523
Total Liabilities	32,479,235	10,740,262

Commitments and Contingencies (see Note 10)
Temporary Equity
Preferred Stock Series C, 2,693 and 2,819 Issued and Outstanding Respectively, Liquidation Preference of $73,963,245 and $77,423,835, respectively	38,002,002	39,389,202

Stockholders’ Equity (Deficit)
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par Value, -0- Shares issued and Outstanding	—	—
Preferred Stock Series B, 600,000 Shares Authorized of $0.001 Par Value, 0 and 0 Shares issued and Outstanding, respectively	—	—
Common Stock, 25,000,000 shares Authorized of $0.001 Par Value, 25,000,000 and 5,000,000 Shares Issued and Outstanding, respectively	25,000	5,000
Additional Paid-in Capital	161,157,247	149,825,528
Accumulated Deficit	(219,868,033)	(190,264,774)
Total Stockholders’ Deficit	(58,685,786)	(40,434,246)
Total Liabilities and Stockholders’ Deficit	$11,795,451	$9,695,218

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues
Crude Oil	$45,846	$66,786	$67,635	$160,485
Natural Gas	4,643	12,343	8,807	19,547
Natural Gas Liquids	6,969	13,624	14,705	34,072
Total Revenues	57,458	92,753	91,147	214,104

Operating Expenses
Lease Operating Expenses	27,222	188,483	96,513	312,040
Severance and Property Taxes	2,126	4,031	3,475	6,605
Depreciation, Depletion, Amortization, and Accretion	2,837	3,592	5,132	7,834
General and Administrative	852,915	940,483	1,539,578	2,272,474
Total Operating Expenses	885,100	1,136,589	1,644,698	2,598,953
Operating Loss	(827,642)	(1,043,846)	(1,553,551)	(2,384,849)

Other Expense (Income)
Interest Expense	—	4,174	—	5,021
Loss from Unconsolidated Entity	1,056,766	—	2,140,121	—
Loss on Derivative Liability	20,251,123	2,767,878	25,952,119	4,931,769
Other Expense (Income), Net	172,100	(9,278)	(42,532)	(63,540)
Total Other Expenses	21,479,989	2,762,774	28,049,708	4,873,250

Net Loss Before Discontinued Operations	(22,307,631)	(3,806,610)	(29,603,259)	(7,258,099)
Income from Discontinued Operations	—	761,768	—	761,768
Net Loss	$(22,307,631)	$(3,044,842)	$(29,603,259)	$(6,496,331)
Less Preferred Dividends	1,651,219	1,468,328	3,331,975	2,922,049
Net Loss Attributable to Common Shareholders	(23,958,850)	(4,513,170)	(32,935,234)	(9,418,380)

Net Loss Per Common Share
Basic
Continuing Operations	$(1.21)	$(10.69)	$(2.40)	$(39.24)
Discontinued Operations	—	1.54	—	2.94
Total	$(1.21)	$(9.15)	$(2.40)	$(36.30)
Diluted
Continuing Operations	$(1.21)	$(10.69)	$(2.40)	$(39.24)
Discontinued Operations	—	1.54	—	2.94
Total	$(1.21)	$(9.15)	$(2.40)	$(36.30)

Weighted Average Number of Common Shares Outstanding
Basic	19,815,872	493,300	13,705,461	259,432
Diluted	19,815,872	493,300	13,705,461	259,432

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (RESTATED)

(Unaudited)

	Series C Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series B Preferred Stock		Common Stock					Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Stock Divided Distributable	Accumulated Deficit	Stockholders’ (Deficit) Equity
Balances, March 31, 2019 (as restated)	2,305	$28,248,946	—	$—	—	$—	44,000	$44	13,441	$13	$155,664,694	$3	$(181,650,293.)	$(25,985,539
Common Shares issued for:
Conversion of Series B Preferred Stock	—	—	—	—	—	—	(44,000)	(44)	—	—	44	—	—	—
Payment of Series B Dividend	—	—	—	—	—	—	—	—	—	—	3	(3)	—	—
Conversion of Debenture - Abeyance	—	—	—	—	—	—	—	—	25,008	25	(25)	—	—	—
Payment for Consulting Fees	—	—	—	—	—	—	—	—	600	1	303,339	—	—	303,340
Rounding Adjustment for Split	—	—	—	—	—	—	—	—	4	—	—	—	—	—
Stock Dividends to be Issued	—	1,453,718	—	—	—	—	—	—	—	—	(1,453,718)	—	—	(1,453,718)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,451,489)	(3,451,489)
Balances, June 30, 2019	2,305	$29,702,664	—	$—	—	$—	—	$—	39,059	$39	$154,514,337	$--	$(185,101,782)	$(30,587,406)
Common Shares issued for:
Conversion of Series C Preferred Stock	(3)	(39,789)	—	—	—	—	—	—	1,004,450	1,005	38,784	—	—	39,789
Stock Compensation	—	—	—	—	—	—	—	—	884	1	(1)	—	—	—
Payment for Consulting Fees	—	—	—	—	—	—	—	—	80		27,690	—	—	27,690
Warrant Obeyance	—	—	—	—	—	—	—	—	4,065	4	(4)	—	—	—
Cash Paid for Settlement of series B Preferred Stock	—	—	—	—	—	—	—	—	—	—	(25,000)	—	—	(25,000)
Issuance of Series E and F Preferred Stock	—	—	1,000,000	18,701,000	16,750	1,417,000	—	—	—	—	—	—	—
Stock Dividends to be Issued	—	1,468,328	—	—	—	—	—	—	—	—	(1,468,328)	—	—	(1,468,328)
Net Loss													(3,044,842)	(3,044,842)
Balances, September 30, 2019	2,32	$31,131,203	1,000,000	$18,701,000	16,750	$1,417,000	—	$—	1,048,532	1,049	$153,087,478	$—	$(188,146,624)	$(35,058,096)

Balances, March 31, 2020 (as restated)	2819	$39,389,202	—	$—	—	$—	—	$—	5,000,000	$5,000	$149,825,528	$--	$(190,264,774)	$(40,434,246)
Common Shares issued for:
Conversion of Series C Preferred Stock	(498)	(7,289,387)	—	—	—	—	—	—	8,059,016	8,059	7,281,328	—	—	7,289,387
Payment of Consulting Fees	—	—	—	—	—	—	—	—	101,514	102	172,898	—	—	173,000
Issuance of Series C Preferred Stock	630	6,300,000	—	—	—	—	—	—	—	—	(300,000)	—	—	(300,000)
Stock Dividends to be Issued	—	1,680,756	—	—	—	—	—	—	—	—	(1,680,756)		—	(1,680,756)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,295,628)	(7,295,628)
Balances, June 30, 2020	2,951	$40,080,571	—	$—	—	$—	—	$—	13,160,530	$13,161	$155,298,998	$—	$(197,560,402)	$42,248,243
Common Shares issued for:
Conversion of Series C Preferred Stock	(258)	(3,729,788)	—	—	—	—	—	—	11,764,470	11,764	7,473,041	—	—	7,484,805
Payment for Consulting Fees									75,000	75	36,427	—	—	36,502
Stock Dividends to be Issued		1,651,219									(1,651,219)			(1,651,219)
Net Loss													(22,307,631)	(22,307,631)
Balances, September 30, 2020	2,693	38,002,002							25,000,000	25,000	1,161,157,247		(219,868,033)	(58,685,786)

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)

(Unaudited)

	Six Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net Loss	$(29,603,259)	$(6,496,331)
Net Income from Discontinued Operations	—	761,768
Net Loss from Continuing Operations	(29,603,259)	(7,258,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, Depletion, Amortization, and Accretion	5,132	7,834
Bad debt Expense	170,660	17,694
Share-Based Compensation	36,502	29,425
Loss from Equity Method Investment	2,140,121	—
Change in Fair Value of Derivative Liability	25,952,119	4,931,764
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	55,060	(7,213)
Other Current Assets	155,053	234,145
Accounts Payable and Accrued Expenses	(255,038)	(409,683)
Net Cash Used in Operating Activities from Continuing Operations	(1,343,650)	(2,454,133)
Net Cash Used in Operating Activities from Discontinued Operations	—	(383,770)
Net Cash Used in Operating Activities	(1,343,650)	(2,837,903)

Investing Cash Flows
Cash Paid for Subsidiary	—	(1,050,000)
Cash Paid for Issuance of Notes Receivable	(4,200,000)	—
Cash Received for Deposits	—	(31,534)
Net Cash Used in Investing Activities from Continuing Operations	(4,200,000)	(1,081,534)
Net Cash Used in Investing Activities from Discontinued Operations	—	(70,440)
Net Cash Used in Investing Activities	(4,200,000)	(1,151,974)

Financing Cash Flows
Cash Paid for Settlement of Series B Preferred Stock Warrants	—	(25,000)
Proceeds from Issuance of Series C Preferred Stock	6,000,000	—
Net Cash Provided by (Used in) Financing Activities from Continuing Operations	6,000,000	(25,000)
Net Cash Provided by Financing Activities from Discontinued Operations	—	454,210
Net Cash Provided by Financing Activities	6,000,000	429,210

Increase (Decrease) in Cash	456,350	(3,560,667)
Cash at Beginning of the Period	656,615	7,778,723
Cash at End of the Period	$1,112,965	$4,218,056

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

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At September 30, 2020, the Company’s total current assets of $1.5 million were less than its total current liabilities of approximately $32.5 million, resulting in a working capital deficit of $31.0 million, while at March 31, 2020, the Company’s total current assets of $1.1 million were less than its total current liabilities of approximately $10.7 million, resulting in a working capital deficit of $9.6 million. The increase in working capital deficit of $21.4 million is due primarily to an increase in the recognized loss on the Series C Derivative Liability.

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

Amounts presented in the consolidated balance sheet as of March 31, 2020 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of and for the three and six month periods ended September 30, 2020 and 2019 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information on a basis consistent with the annual audited consolidated financial statements and with the instructions to Form 10-Q. The consolidated financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company as of September 30, 2020 and March 31, 2020, and the results of operations for the three and six month periods ended September 30, 2020 and 2019, the consolidated statements of changes in equity for the three and six month periods ended September 30, 2020 and 2019 and cash flows for the six month periods ended June 30, 2020 and 2019. All of these adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and the notes thereto which are included in our Annual Report on Form 10-K/A (amendment No. 1) for the year ended March 31, 2020.

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

Notes Receivable

Notes receivable includes the $9,200,000, excluding adjustment for excess loss from equity method investment of $1,182,952, of notes from Viking as described in ”Note 7 – Long-Term Notes Receivable” and “Note 6 – Plan of Merger and Investment In Unconsolidated Entity”, and two notes due from Lineal in the amounts of $1,539,719 and $800,000, respectively, net of reserves of $115,719 as more fully discussed in ”Note 7 – Long-Term Notes Receivable” and “Note 12 – Lineal Merger Agreement and Divestiture”.

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

11

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

As of September 30, 2020, and March 31, 2020, the significant inputs to the Company’s derivative liability were Level 3 inputs.

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

Both parties agreed to subsequently correct the COD , and Certificates of Correction to the COD were filed on December 9, 2020 and on April 20, 2021 to correct the errors.  Both parties agreed the corrections would be applied retroactive to the original filing date of the COD, being August 25, 2016. However, US GAAP requires a transaction to be accounted for in accordance with the terms of an agreement in effect during the period of the financial statements and, consequently, the Company determined that in accordance with the terms of the original COD, the Series C Stock should have been recorded as temporary equity instead of permanent equity. In addition, certain provisions of the original COD required the Company to recognize a derivative liability for certain conversions of the Series C Stock into common stock. After consultations with the SEC staff and the Company’s accounting advisors, the Company determined: (i) the impact of the error(s) is material for the three and six months ended September 30, 2020; and (ii) to restate its Quarterly Report on Form 10-Q for the period ended September 30, 2020, inclusive of comparative financial statements for the period ended June 30, 2019.

As a result of the errors described above, we are restating our financial statements to reclassify the Series C Stock from permanent equity to temporary equity and to recognize a derivative liability for the potential obligation to issue additional shares after the Series C shares have been converted to common shares. We have estimated the fair value of the derivative liability at September 30, 2020 and March 31, 2020 using a binomial pricing model and applying the conversion price (or the lowest trading price for the Company’s common stock subsequent to the conversion, if lower than the conversion price) and the historical volatility of the Company’s common stock.  The impact of the restatement on our financial statements is as follows:

The table below sets forth changes to the consolidated balance sheet as of September 30, 2020:

	As Previously Reported	Adjustments	As Restated

TOTAL ASSETS	11,795,451	-	11,795,451

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	1,455,898		1,455,898
Accrued expenses	107,621		107,621
Derivative liability - Series C	-	30,866,933	30,866,933
Current ARO	25,766		25,766
Current income taxes payable	3,000		3,000
Total current liabilities	1,592,285	30,866,933	32,459,218

Asset retirement obligations	20,017		20,017
TOTAL LIABILITIES	1,612,302	30,866,933	32,479,235

TEMPORARY EQUITY
Preferred Stock Series C	6,000,000	32,002,002	38,002,002

STOCKHOLDERS EQUITY
Preferred Stock Series C	2	(2)	-
Common Stock	25,000		25,000
Additional paid in capital	146,673,154	14,484,093	161,157,247
Stock dividends distributable	19,210,901	(19,210,901)	-
Retained earnings (deficit)	(161,725,908)	(58,142,125)	(219,868,033)
Total stockholders equity (deficit)	e4,183,149	(62,868,935)	(58,685,786)

TOTAL LIABILITIES AND EQUITY	11,795,451	-	11,795,451

The table below sets forth changes to the consolidated balance sheet as of March 31, 2020:

	As Previously
	Reported	Adjustments	As Restated

TOTAL ASSETS	9,695,218		9,695,218

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	1,474,221	-	1,474,221
Common stock payable	173,000	-	173,000
Accrued expenses	348,460	-	348,460
Derivative liability - Series C	-	8,669,831	8,669,831
Current ARO	30,227	-	30,227
Current income taxes payable	3,000	-	3,000
Total current liabilities	2,028,908	8,669,831	10,698,739

Asset retirement obligations	41,523	-	41,523

TOTAL LIABILITIES	2,070,431	8,669,831	10,740,262

Commitments and contingencies	-		-

TEMPORARY EQUITY
Preferred Stock Series C	5,000,000	34,389,202	39,389,202
STOCKHOLDERS EQUITY
Preferred Stock Series C	2	(2)	-
Common Stock	5,000	-	5,000
Additional paid in capital	144,815,627	5,009,901	149,825,528
Stock dividends distributable	15,878,926	(15,878,926)	--
Retained earnings (deficit)	(158,074,768)	(32,190,006)	(190,264,774)

Total stockholders equity (Deficit)	2,624,787	(43,059,033)	(40,434,481)

TOTAL LIABILITIES AND EQUITY	9,695,218	--	9,695,218

The table below sets forth changes to the consolidated statement of operations for the three month period ended September 30, 2020:

Three Months Ended September 30, 2020	As reported	Adjustments	Restated

Total Revenues	57,458		57,458

Operating Expenses
Lease Operating Expenses	27,222		27,222
Severance and Property Taxes	2,126		2,126
Depreciation, Depletion, Amortization, and Accretion	2,837		2,837
General and Administrative	852,915		852,915
Total Operating Expenses	885,100		885,100
Operating Loss	(827,642)		(827,642)

Other Expense (Income)
Loss from Unconsolidated Entity	1,056,766		1,056,766
Loss on Derivative Liability	-	20,251,123	20,251,123
Other Expense (Income), Net	172,100		172,100
Total Other Expenses	1,228,866	20,251,123	21,479,989

Net Loss	$(2,056,508)	$(20,251,123)	$(22,307,631)
Less Preferred Dividends	1,651,219		1,651,219
Net Loss Attributable to Common Shareholders	(3,707,727)	(20,251,123)	(23,958,850)

Net Loss Per Common Share
Basic
Continuing Operations	$(0.19)	$(1.02)	$(1.21)
Discontinued Operations	—		—
Total	$(0.19)	$(1.02)	$(1.21)
Diluted
Continuing Operations	$(0.19)	$(1.02)	$(1.21)
Discontinued Operations	—		—
Total	$(0.19)	$(1.02)	$(1.21)

The table below sets forth changes to the consolidated statement of operations for the six month period ended September 30, 2020:

Six Months Ended September 30, 2020	As reported	Adjustments	Restated

Total Revenues	91,147		91,147

Operating Expenses
Lease Operating Expenses	96,513		96,513
Severance and Property Taxes	3,475		3,475
Depreciation, Depletion, Amortization, and Accretion	5,132		5,132
General and Administrative	1,539,578		1,539,578
Total Operating Expenses	1,644,698		1,644,698
Operating Loss	(1,553,551)		(1,553,551)

Other Expense (Income)
Interest Expense	—		—
Loss from Unconsolidated Entity	2,140,121		2,140,121
Loss on Derivative Liability	--	25,952,119	25,952,119
Other Expense (Income), Net	(42,532		(42,532)
Total Other Expenses	2,097,589	25,952,119	28,049,708

Net Loss Before Discontinued Operations	(3,651,140)	(25,952,119)	(29,603,259)
Income from Discontinued Operations	—		—
Net Loss	$(3,651,140)	$(25,952,119)	$(29,603,259)
Less Preferred Dividends	3,331,975		3,331,975
Net Loss Attributable to Common Shareholders	(6,983,115)	(25,952,119)	(32,935,234)

Net Loss Per Common Share
Basic
Continuing Operations	$(0.51)	$(1.89)	$(2.40)
Discontinued Operations	—		—
Total	$(0.51)	$(1.89)	$(2.40)
Diluted
Continuing Operations	$(0.51)	$(1.89)	$(2.40)
Discontinued Operations	—		—
Total	$(0.51)	$(1.89)	$(2.40)

The table below sets forth changes to the consolidated statement of operations for the three month period ended September 30, 2019:

Three Months Ended September 30, 2019	As reported	Adjustments	Restated

Total Revenues	92,753		92,753

Operating Expenses
Lease Operating Expenses	188,483		188,483
Severance and Property Taxes	4,031		4,031
Depreciation, Depletion, Amortization, and Accretion	3,592		3,592
General and Administrative	940,483		940,483
Total Operating Expenses	1,136,589		1,136,589
Operating Loss	(1,043,836)		(1,043,836)

Other Expense (Income)
Interest Expense	4,174		4,174
Loss on Derivative Liability	-	2,767,878	2,767,878
Other Expense (Income), Net	(9,278)		(9,278)
Total Other Expenses (Income)	(5,104)	2,767,878	2,762,774

Net Loss Before Discontinued Operations	(1,038,732)	(2,767,878)	(3,806,610)
Income from Discontinued Operations	761,768		761,768
Net Loss	$(276,964)	$(2,767,878)	$(3,044,842)
Less Preferred Dividends	1,893,886	(425,558)	1,468,328
Net Loss Attributable to Common Shareholders	(2,170,850)	(2,342,320)	(4,513,170)

Net Loss Per Common Share
Basic
Continuing Operations	$(5.94)	$(4.75)	$(10.69)
Discontinued Operations	1.54		1.54
Total	$(4.40)	$(4.75)	$(9.15)
Diluted
Continuing Operations	$(5.94)	$(4.75)	$(10.69)
Discontinued Operations	1.54		1.54
Total	$(4.40)	$(4.75)	$(9.15)

The table below sets forth changes to the consolidated statement of operations for the six month period ended September 30, 2019:

Six Months Ended September 30, 2019	As reported	Adjustments	Restated

Total Revenues	214,104		214,104

Operating Expenses
Lease Operating Expenses	312,040		312,040
Severance and Property Taxes	6,605		6,605
Depreciation, Depletion, Amortization, and Accretion	7,834		7,834
General and Administrative	2,272,474		2,272,474
Total Operating Expenses	2,598,953		2,598,953
Operating Loss	(2,384,849)		(2,384,849)

Other Expense (Income)
Interest Expense	5,021		5,021
Loss from Unconsolidated Entity	—		—
Loss on Derivative Liability	--	4,931,769	4,931,769
Other Expense (Income), Net	(63,540)		(63,540)
Total Other Expenses (Income)	(58,519)	4,931,769	4,873,250

Net Loss Before Discontinued Operations	(2,326,330)	(4,931,769)	(7,258,099)
Income from Discontinued Operations	761,768		761,768
Net Loss	$(1,564,562,)	$(4,931,769)	$(6,496,331,)
Less Preferred Dividends	3,771,941	(849,892)	2,922,049
Net Loss Attributable to Common Shareholders	(5,336,503)	(4,081,877)	(9,418,380)

Net Loss Per Common Share
Basic
Continuing Operations	$(23.51)	$(15.73)	$(39.24)
Discontinued Operations	2.94		2.94
Total	$(20.57)	$(15.73)	$(36.30)
Diluted
Continuing Operations	$(23.51)	$(15.73)	$(39.24)
Discontinued Operations	2.94		2.94
Total	$(20.57)	$(15.73)	$(36.30)

The table below sets forth changes to the consolidated statements of cash flows for the six month period ended September 30, 2020:

Six Months Ended September 30, 2020	As Reported	Adjustments	Restated
Cash Flows from Operating Activities
Net Loss	$(3,651,140)	(25,952,119)	$(29,603,259)
Net Income from Discontinued Operations	—		—
Net Loss from Continuing Operations	(3,651,140)	(25,952,119)	(29,603,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, Depletion, Amortization, and Accretion	5,132		5,132
Bad debt Expense	170,660		170,660
Share-Based Compensation	36,502		36,502
Loss from Equity Method Investment	2,140,121		2,140,121
Change in Fair Value of Derivative Liability	--	25,952,119	25,952,119
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	55,060		55,060)
Other Current Assets	155,053		155,053
Accounts Payable and Accrued Expenses	(255,038)		(255,038)
Net Cash Used in Operating Activities	(1,343,650)		(1,343,650)

Investing Cash Flows
Cash Paid for Issuance of Notes Receivable	(4,200,000)		(4,200,000
Net Cash Used in Investing Activities	(4,200,000)		(4,200,000)

Financing Cash Flows
Proceeds from Issuance of Series C Preferred Stock	6,000,000		6,000,000
Net Cash Provided by Financing Activities	6,000,000		6,000,000

Increase (Decrease) in Cash	456,350		456,350)
Cash at Beginning of the Period	656,615		656,615
Cash at End of the Period	$1,112,965		$1,112,965

The table below sets forth changes to the consolidated statements of cash flows for the six month period ended September 30, 2019:

Six Months Ended September 30, 2019	As Reported	Adjustments	Restated
Cash Flows from Operating Activities
Net Loss	$(1,564,562)	(4,931,769)	$(6,496,331)
Net Income from Discontinued Operations	761,768		761,768
Net Loss from Continuing Operations	(2,326,330)	(4,931,769)	(7,258,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, Depletion, Amortization, and Accretion	7,834		7,834
Bad debt Expense	17,694		17,694
Share-Based Compensation	29,425		29,425
Loss from Equity Method Investment	—		—
Change in Fair Value of Derivative Liability	--	4,931,764	4,931,764
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	(7,213		(7,213)
Other Current Assets	234,145		234,145
Accounts Payable and Accrued Expenses	(409,683)		(409,683)
Net Cash Used in Operating Activities from Continuing Operations	(2,454,133)		(2,454,133)
Net Cash Used in Operating Activities from Discontinued Operations	(383,770		(383,770)
Net Cash Used in Operating Activities	(2,837,903)		(2,837,903)

Investing Cash Flows
Cash Paid for Subsidiary	(1,050,000		(1,050,000)
Cash Paid for Issuance of Notes Receivable	—)		—
Cash Received for Deposits	(31,534		(31,534)
Net Cash Used in Investing Activities from Continuing Operations	(1,081,534)		(1,081,534)
Net Cash Used in Investing Activities from Discontinued Operations	(70,440		(70,440)
Net Cash Used in Investing Activities	(1,151,974)		(1,151,974)

Financing Cash Flows
Cash Paid for Settlement of Series B Preferred Stock Warrants	(25,000		(25,000)
Proceeds from Issuance of Series C Preferred Stock	—		—
Net Cash Provided by (Used in) Financing Activities from Continuing Operations	(25,000		(25,000)
Net Cash Provided by Financing Activities from Discontinued Operations	454,210		454,210
Net Cash Provided by Financing Activities	429,210		429,210

Increase (Decrease) in Cash	(3,560,667		(3,560,667)
Cash at Beginning of the Period	7,778,723		7,778,723
Cash at End of the Period	$4,218,056		$4,218,056

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

The Company agreed pursuant to the June 2020 Purchase Agreement that if the Merger does not close by the required date approved by the parties thereto (as such may be extended from time to time), the Company is required, at Discover’s option, in its sole and absolute discretion, to immediately repurchase from Discover all then outstanding Series C Preferred Stock shares acquired by Discover pursuant to the June 2020 Purchase Agreement, by paying to Discover 110% of the aggregate Face Value of all such shares (the “Repurchase Requirement”), which totals $6,930,000. The Repurchase Requirement was terminated in connection with the parties’ entry into the Exchange Agreement in December 2020, discussed below under “Note 19—Subsequent Events”.

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

	800,000	800,000
Equity loss of unconsolidated entity applied to notes receivable. See also “Note 6 – Plan of Merger and Investment In Unconsolidated Entity”	(1,182,952)	—
Less allowance for notes receivable	(115,719)	—
Less: current maturities	—	—
Total	$10,241,048	$7,339,719

As discussed in Note 12, the Lineal notes are unsecured. Due to the impact of COVID-19 on its operations, Lineal notified the Company that it currently has insufficient liquidity to make scheduled interest payments due under the notes. The Company is in negotiations with Lineal to restructure the notes receivable and an allowance has been applied to the principle and accrued interest of these notes (discussed further below) subject to completion of the negotiations. The Company performed an analysis of Lineal notes to estimate their value as of September 30, 2020. The Company analyzed information received from Lineal including Lineal’s financial statements, which calculated the value of the notes and discounted the expected future payments due thereunder using a standard discounted cash flow model for the principal and accrued interest to the maturity date from September 30, 2020. The Company applied a discount of 15% based on factors in the Lineal notes to determine a valuation as of September 30, 2020.

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

Activities for derivative Series C Preferred Stock derivative liability during the six months ended September 30, 2020 and 2019 were as follows (restated):

	2020	2019
Carrying amount at beginning of period	$8,669,831	$3,911,649
Settlements of derivative liabilities (issuance of shares)	(3,755,017)
Change in fair value	25,952,119	4,931,769
Carrying amount at end of period	$30,866,933	$8,843,418

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Office Lease. Information regarding the Company’s office space is disclosed in greater detail above under “Note 5 – Property and Equipment –Leases”, above.

Lineal (which as of December 31, 2019, has been completely divested in connection with the Lineal Divestiture discussed in “Note 1 – General” and “Note 12 – Lineal Merger Agreement and Divestiture”) has the usual liability of contractors for the completion of contracts and the warranty of its work. In addition, Lineal acts as the prime contractor on a majority of the projects it undertakes and is normally responsible for the performance of the entire project, including subcontract work. Management is not aware of any material exposure related thereto which has not been provided for in the accompanying consolidated financial statements.

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

NOTE 11 – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

NOTE 13 – INCOME TAXES

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

Series C Redeemable Convertible Preferred Stock

On February 3, 2020, the Company sold 525 shares of Series C Preferred Stock for total proceeds of $5 million. In the event the Merger Agreement entered into with Viking in February 2020 is terminated for any reason, we (until June 22, 2020, when such terms were amended) were required to redeem the 525 shares of Series C Preferred Stock at a 110% premium, in an aggregate amount equal to $5,775,000. . In addition, certain provisions of the Series C Preferred Stock may require the Company to redeem the stock, including the requirement to redeem 525 shares of Series C Preferred Stock in the event the Merger Agreement is terminated are termination is outside the control of the Company, I Series C Preferred Stock is classified as temporary equity on the September 30, 2020 and March 31, 2020 balance sheets. Temporary equity is a security with redemption features that are outside the control of the issuer, is not classified as an asset or liability in conformity with GAAP, and is not mandatorily redeemable.

During the six months ended September 30, 2020, the Company sold 630 shares of Series C Preferred Stock to Discover in consideration for $6 million. During the six months ended September 30, 2019, the Company sold no shares of Series C Preferred Stock.

During the six months ended September 30, 2020, Discover converted 756 shares of the Series C Preferred Stock with a face value of $7,560,000, (recorded value of $11,019,175) and a total of 19,823,486 shares of common stock were issued, which includes additional shares for conversion premiums and true-ups in connection with those conversions through September 30, 2020. During the six months ended September 30, 2019, Discover converted 2 shares of the Series C Preferred Stock and Discover Growth Fund LLC, which purchased shares of Series C Preferred Stock from the Company in December 2018 and subsequently transferred all its remaining shares to Discover who also converted 1 share of Series C Preferred Stock, with an aggregate face value of $30,000, (recorded value of $39,789 )and a total of 1,472,517 shares of common stock were issued, which includes additional shares for conversion premiums and true-ups in connection with those conversions through September 30, 2019.

As of September 30, 2020, and March 31, 2020, the Company accrued common stock dividends on the Series C Preferred Stock based on the then 24.95% premium dividend rate. The Company recognized a total charge to additional paid-in capital  of $3,331,975 and $2,922,046 related to the stock dividend declared but not issued for the six months ended September 30, 2020, and 2019, respectively.

As of September 30, 2020, a total of 15,348 shares of common stock related to prior conversions of Series C Preferred Stock are held in abeyance subject to the Company increasing its authorized and unissued shares of common stock.

On December 14, 2020, the Company, with the approval of the Board of Directors of the Company, and the sole holder of the Company’s Series C Preferred Stock, filed certificate of corrections with the Secretary of State of Nevada to correct the original designation of the Series C Preferred Stock and the first amended and restated designation thereof, to correct certain errors which were identified in such designations, which failed to clarify, in error, that (A) the failure of any holder of Series C Preferred Stock to receive the number of shares of common stock due upon conversion of Series C Preferred Stock within five trading days of any conversion notice, and any halt or suspension of trading of the Company’s common stock on its then applicable trading market or by any U.S. governmental agency, for 10 or more consecutive trading days, should not have been ‘deemed liquidation events’ under the Series C Preferred Stock designation, unless such events were due to the occurrence of an event that is solely within the control of the Company; (B) the Company was not required to redeem any shares of Series C Preferred Stock for cash solely because the Company does not have sufficient authorized but unissued shares of common stock to issue upon receipt of a notice of conversion or upon a maturity conversion (where the remaining shares of Series C Preferred Stock convert into common stock of the Company automatically on the seven year anniversary date of the Series C Preferred Stock)(a “Maturity Conversion”); and (C) that a Maturity Conversion is only required to occur to the extent that the Company has sufficient authorized but unissued shares of common stock available for issuance upon conversion in connection therewith. The corrections were made solely to match the agreements to the original intent of the parties. The parties determined the corrections were needed because without such corrections, under ASC480-10- S99-3A5 and ASC 480-10-S99-3A3(f), the non-corrected designations required the Series C Preferred Stock to be classified as temporary equity due to the foregoing events being outside the Company’s control. However, the corrections failed to remove all redemption provisions that were outside the control of the Company. therefore, the Series C Preferred Stock remained in temporary equity.

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

Options outstanding and exercisable as of September 30, 2020:

Exercise	Remaining	Options	Options
Price ($)	Life (Yrs.)	Outstanding	Exercisable
40,429,700	0.02	2	2
	Total	2	2

NOTE 16 – INCOME (LOSS) PER COMMON SHARE

The calculation of income (loss) per share for the three and six months ended September 30, 2020, and 2019 was as follows (Restated):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
Numerator:
Net (loss) before Discontinued Operations		$(22,307,631)		$(3,806,610)		$(29,603,259)		$(7,258,099)
Less preferred dividends		(1,651,219)		(1,468,328)		(3,331,975)		(2,922,049)
Net loss before discontinued operations attributable to common stockholders		$(23,958,850)		$(5,274,938)		$(32,935,234)		$(10,180,148)
Discontinued Operations		—		761,768		—		761,768
Net loss attributable to common stockholders		$(23,958,850)		$(4,513,170)		$(32,935,234)		$(9,418,380)

Denominator	$		$		$		$
Weighted average share – basic		19,815,872		493,300		13,705,461		259,432

Dilutive effect of common stock equivalents
Options/warrants		—		—		—		—
Preferred C shares		—		—		—		—

Denominator
Total Weighted average shares – diluted		19,815,872		493,300		13,705,461		259,432
Income (loss) per share attributable to common shareholders – basic
Continuing operations		$(1.21)		$(10.69)		$(2.40)		$(39.24)
Discontinued Operations		—		1.54		—		2.94
Total		(1.21)		(9.15)		(2.40)		(36.30)
Income (loss) per share – diluted
Continuing Operations		$(1.21)		$(10.69)		$(2.40)		$(39.24)
Discontinued Operations		—		1.54		—		2.94
Total		(1.21)		(9.15)		(2.40)		(36.30)

For the three and six months ended September 30, 2020, and 2019, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would be anti-dilutive.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Common Shares Issuable for:
Convertible Debt	276	276	276	276
Options and Warrants	38	38	38	38
Series C Preferred Shares(1)	83,132,183	1,130,378,205	83,132,183	15,392,212
Total	83,132,497	1,130,378,519	83,132,497	15,392,212

(1)	Based on the lowest possible conversion rate of the Series C Preferred Stock ($0.001 per share, the par value of the common stock).

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the six months ended September 30, 2020, and 2019:

	2020	2019
Interest	$—	$5,021
Income taxes	$—	$—

Non-cash investing and financing activities included the following:

	Six Months Ended September 30,
	2020	2019
Settlement of Common Stock Payable	$173,000	$331,060
Change in Estimate for Asset Retirement Obligations	$4,260	$41,017
Stock Dividends Distributable but not Issued	$3,331,975	$3,771,941
Issuance of Stock Dividends	$—	$3
Common Stock Issued in Abeyance	$—	$29

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

Fair Value Measurements

The liabilities carried at fair value as of September 30, 2020 and March 31, 2020 were as follows (restated):

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$30,866,933	$—	$—	$30,866,933
Total liabilities at fair value	$30,866,933	$—	$—	$30,866,933

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$—	$—	$—	$8,669,831
Total liabilities at fair value	$—	$—	$—	$8,669,831

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

NOTE 19 – SUBSEQUENT EVENTS

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

During the six months ended June 30, 2020 and 2019, the Company paid Louis G. Schott, the interim chief executive officer consulting and other fees of $170,964 and $156,138 respectively.

During the six months ended June 30, 2020 and 2019, the Company paid Robert Schleizer, the former chief financial officer, consulting and directors fees of $266,666 and $346,666 respectively, either directly or through owned or controlled by him.

During the six months ended June 30, 2020 and 2019 the Company paid Fred Zeidman directors fees of $26,666.

During the six months ended June 30, 2020 the Company paid James Miller directors fees of $26,666

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally located in the material set forth below under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. For a more detailed description of the risks and uncertainties involved, the following discussion and analysis should be read in conjunction with management’s discussion and analysis contained in Camber’s Annual Report on Form 10-K/A (amendment No. 1) for the fiscal year ended March 31, 2020, as filed with the SEC on November 19, 2021, and related discussion of our business and properties contained therein.

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

Overview

Corporate History and Operations

Camber Energy, Inc., a Nevada corporation, is based in Houston, Texas. We are currently primarily engaged in the acquisition, development, and sale of crude oil, natural gas, and natural gas liquids from various known productive geological formations in Louisiana and Texas. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc., effective June 9, 2006, and effective January 4, 2017, the Company changed its name to Camber Energy, Inc. After the divestiture of our South Texas properties during fiscal 2019, we initiated discussions with several potential acquisition and merger candidates to diversify our operations. Additionally, from the July 8, 2019 acquisition of Lineal, until the divestiture of Lineal effective on December 31, 2019, each as discussed in further detail under “Part I. Financial Information – Item 1. Financial Statements” – “Note 12 – Lineal Merger Agreement and Divestiture”, the Company was involved in the oil and gas services industry.

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

On December 31, 2019, the Company entered into and closed the transactions contemplated by a Preferred Stock Redemption Agreement, by and between the Company, Lineal, and the holders of the Company’s Series E Preferred Stock and Series F Preferred Stock (the “Redemption Agreement” and the “Preferred Holders”). Pursuant to the Redemption Agreement, effective as of December 31, 2019, each holder of Series E Preferred Stock transferred such Series E Preferred Stock to Camber in consideration for their pro-rata share (except as discussed below in connection with the Series F Preferred Stock holder, who was also a holder of Series E Preferred Stock) of 100% of the Common Shares of Lineal and the holder of the Series F Preferred Stock transferred such Series F Preferred Stock (and such Series E Preferred Stock shares held by such holder) to Camber in consideration for 100% of the Preferred Shares of Lineal and as a result, ownership of 100% of Lineal was transferred back to the Preferred Holders, the original owners of Lineal prior to the Lineal Merger. Additionally, all of the Series E Preferred Stock and Series F Preferred Stock of the Company were automatically canceled and deemed redeemed by the Company and the Series F Holder waived and forgave any and all accrued dividends on the Series F Preferred Stock. See also – “Note 1 – General” and “Note 12 – Lineal Merger Agreement and Divestiture”, to the consolidated unaudited financial statements included under “Part I. – Item 1. Financial Statements”.

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

Series C Preferred Stock Corrections and Amendments

On December 14, 2020, the Company, with the approval of the Board of Directors of the Company, and the sole holder of the Company’s Series C Preferred Stock, filed a certificate of corrections with the Secretary of State of Nevada to correct the original designation of the Series C Preferred Stock and the first amended and restated designation thereof, to correct certain errors which were identified in such designations, which failed to clarify, in error, that (A) the failure of any holder of Series C Preferred Stock to receive the number of shares of common stock due upon conversion of Series C Preferred Stock within five trading days of any conversion notice, and any halt or suspension of trading of the Company’s common stock on its then applicable trading market or by any U.S. governmental agency, for 10 or more consecutive trading days, should not have been ‘deemed liquidation events’ under the Series C Preferred Stock designation, unless such events were due to the occurrence of an event that is solely within the control of the Company; (B) the Company was not required to redeem any shares of Series C Preferred Stock for cash solely because the Company does not have sufficient authorized but unissued shares of common stock to issue upon receipt of a notice of conversion or upon a maturity conversion (where the remaining shares of Series C Preferred Stock convert into common stock of the Company automatically on the seven year anniversary date of the Series C Preferred Stock)(a “Maturity Conversion”); and (C) that a Maturity Conversion is only required to occur to the extent that the Company has sufficient authorized but unissued shares of common stock available for issuance upon conversion in connection therewith. The corrections were made solely to match the agreements to the original intent of the parties. The parties determined the corrections were needed because without such corrections, under ASC480-10- S99-3A5 and ASC 480-10-S99-3A3(f), the non-corrected designations required the Series C Preferred Stock to be classified as temporary equity due to the foregoing events being outside the Company’s control. However, the corrections failed to remove all redemption provisions that were outside the control of the Company. therefore, the Series C Preferred Stock remained in temporary equity. The embedded conversion meets the requirements to be considered permanent equity as stipulated under ASC 815-40-25, under an assessment of the option as a freestanding instrument, as the option requires net share settlement and the issuer has the choice to settle in cash if it wishes.

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

Industry Segments

Our operations during the three and six months ended September 30, 2020, were all crude oil and natural gas exploration and production related. For the three and six months ended September 30, 2019, our operations were all crude oil and natural gas exploration and production related, except that from July 8, 2019, to December 31, 2019 (which September 30, 2019 period included such operations through September 30, 2019), we also owned and operated Lineal, which operated as an oil and gas service company and generated oil and gas service revenues. As described above under “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 12 – Lineal Merger Agreement and Divestiture”, on December 31, 2019, we divested our entire interest in Lineal. In conjunction with the Lineal Divestiture, all contract revenue (oil and gas service revenue) has been included in “Loss from Discontinued Operations” for the three and six months ended September 30, 2019, on the statement of operations.

Operations

Oil and Gas Properties

We operate and invest in areas that are known to be productive, with a reasonably established production history, to decrease geological and exploratory risk. The Company has certain interests in wells producing from various formations in Louisiana and Texas.

From July 8, 2019, to December 31, 2019, we also owned and operated Lineal, which operated as an oil and gas service company and generated oil and gas service revenues. As described above under “Part I. Financial Information” – “Item 1. Financial Statements” – “Note 12 – Lineal Merger Agreement and Divestiture”, on December 31, 2019, we divested our entire interest in Lineal.

Financing

A summary of our financing transactions, funding agreements, and other material funding and loan transactions can be found under “Part I. Financial Information – Item 1. Financial Statements” – “Note 1 – General”, “Note 6 – Plan of Merger and Investment In Unconsolidated Entity”, “Note 7 – Long-Term Notes Receivable”, “Note 12 – Lineal Merger Agreement and Divestiture” and “Note 14 – Stockholders’ Equity (Deficit)”, above.

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

COVID-19 has impacted the operations of Lineal Holdings, LLC (“Lineal”) which currently owes the Company $2,339,719 (see “Part I. Financial Information – Item 1. Financial Statements” – “Note 12 – Lineal Merger Agreement and Divestiture”), and has notified the Company that it currently has insufficient liquidity to make scheduled interest payments due under the notes. The Company is in negotiations with Lineal to restructure the notes receivable.

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

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three-month periods and six-month periods ended September 30, 2020, and 2019 should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q/ (amendment No. 2) under “Part I. Financial Information – Item 1. Financial Statements”. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended September 30, 2020, vs. Three Months Ended September 30, 2019

We reported a net loss for the three months ended September 30, 2020, of $22.3 million (net loss attributable to common shareholders of $24.0 million), or $1.21 per share of common stock. We reported a net loss for the three months ended September 30, 2019, of $3.0 million (net loss attributable to common shareholders of $4.5 million), or $9.15 per share of common stock. The increase in net loss of $19.3 million relates primarily to the loss on fair value of derivatives contracts of $20.3 million for the three months ended September 30, 2020 as compared to a loss of $2.8 million for the same period in 2019 and the $1.1 million loss associated with the operations of Elysium, an unconsolidated entity, the reserve of approximately $0.2 million of notes receivable from Lineal, and the decline in oil and gas operations in the current quarter due to the decreased demand due to COVID-19.

Oil and Gas Exploration and Production Segment Information

The following table sets forth the operating results and production data for our oil and gas exploration and production segment, for the periods indicated (restated):

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

(1) Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated (restated):

	Three Months Ended September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Direct lease operating expense	$14,124	$171,452	$(157,328)	(92)%
Other	13,098	17,031	(3,933)	(23)%
Lease Operating Expenses	$27,222	$188,483	$(161,261)	(86)%

Severance and Property Taxes	$2,126	$4,031	$(1,905)	(47)%
Depreciation, Depletion, Amortization, and Accretion Expense	2,837	3,592	(755)	(21)%
General and Administrative Expenses (“G&A”)(excluding share-based compensation)	816,413	940,483	(124,070)	(13)%
Share-Based Compensation	36,502	—	36,502	100%
Total G & A Expense	852,915	940,483	(87,568)	(9)%

Interest Expense	$—	$4,174	$(4,174)	(100)%
Loss from Unconsolidated Entity	$1,056,766	$—	$1,056,766	100%
Loss on Derivative liability	20,251,123	2,767,878	17,493,245	631.6%
Other Expense (Income), Net	$172,100	$(9,278)	$181,378	(1,955)%

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

Loss on derivative liability

Loss on derivative liability increase by $17.5 million or 631.6% as compared to the prior comparative period. The loss on derivative liability relates to the Conversion Premium associates with conversions of our Series C Preferred Stock. Management has determined that the obligation to issue additional shares under the Conversion Premium creates a derivative liability. The increase in the loss on derivative liabilities is due primarily to stock price declines. Such derivative liabilities are described in more detail under “Part I. Financial Information – Item 1. Financial Statements” – “Note 9 – Derivative Liability.”

Other Expense (Income), Net

Other expense, net, for the three months ended September 30, 2020, decreased by approximately $0.2 million, compared to the same period ended September 30, 2019, due primarily to the partial allowance of $0.2 million of the loans due from Lineal and related accrued interest.

Six Months Ended September 30, 2020, vs. Six Months Ended September 30, 2019

We reported a net loss for the six months ended September 30, 2020, of $29.6 million (net loss attributable to common shareholders of $32.9 million), or $2.40 per share of common stock. We reported a net loss for the six months ended September 30, 2019, of $6.5 million (net loss attributable to common shareholders of $9.4 million), or $36.30 per share of common stock. The increase in net loss of 23.1 million relates primarily to the loss on fair value of derivatives contracts of $26.0 million for the six months ended September 30, 2020 as compared to a loss of $4.9 million for the same period in 2019, the partial allowance of $0.2 million of the notes receivable from Lineal and associated accrued interest and the $2.1 million loss associated with the operations of Elysium, an unconsolidated entity, which we owned 30% of as of September 30, 2020, and held 25% of as of March 31, 2020 (having first acquired such 25% interest on February 3, 2020, and an additional 5% interest on June 25, 2020).

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

(1)	Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated (restated):

	Six Months Ended September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Direct lease operating expense	$71,672	$279,430	$(207,758)	(74)%
Other	24,841	32,610	(7,769)	(24)%
Lease Operating Expenses	$96,513	$312,040	$(215,527)	(69)%

Severance and Property Taxes	$3,475	$6,605	$(3,130)	(47)%
Depreciation, Depletion, Amortization, and Accretion	5,132	7,834	(2,702)	(34)%
General and Administrative (Excluding Share-Based Compensation) (“G&A”)	1,503,076	2,243,049	(739,973)	(33)%
Share-Based Compensation	36,502	29,425	7,077	24%
Total G & A Expense	1,539,578	2,272,474	(732,896)	(32)%

Interest Expense	$—	$5,021	$(5,021)	(100)%
Loss from Unconsolidated Entity	$2,140,121	$—	$2,140,121	100%
Loss on Derivative Liability	25,952,119	4,931,769	21,020,350	426%
Other Expense (Income), Net	$(42,532)	$(63,540)	$21,008	33%

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

Loss on derivative liability

Loss on derivative liability increase by $21.0 million or 426% as compared to the prior comparative period. The loss on derivative liability relates to the Conversion Premium associates with conversions of our Series C Preferred Stock. Management has determined that the obligation to issue additional shares under the Conversion Premium creates a derivative liability. The increase in the loss on derivative liabilities is due primarily to stock price declines. Such derivative liabilities are described in more detail under “Part I. Financial Information – Item 1. Financial Statements” – “Note 9 – Derivative Liability.”

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

Working Capital

At September 30, 2020, the Company’s total current assets of $1.5 million were less than its total current liabilities of approximately $ 32.5 million, resulting in a working capital deficit of $ 30.9 million, while at March 31, 2020, the Company’s total current assets of $1.1 million were less than its total current liabilities of approximately $ 10.7 million, resulting in a working capital deficit of $ 9.6 million.

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

We have authorized capital stock consisting of 250,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 total shares of preferred stock, $0.001 par value per share. As of the date of this filing, we had 250,000,000 shares of common stock outstanding and 3,886 shares of Series C Preferred Stock outstanding . As a result, we currently have no authorized but unissued shares of common stock, however, in the long term, until such time as we are able to increase our authorized shares of common stock, which will require the approval of the shareholders of Camber, we anticipate that such limit may negatively affect our ability to undertake transactions which may be accretive to shareholder value. For example, until such time as our authorized shares of common stock are increased, we will not be able to use our common stock as consideration for any acquisitions or combination transactions. Furthermore, we will not be able to sell equity or convertible debt to raise funding or issue share-based compensation to officers, directors, employees, or consultants. All of the above may negatively affect our revenues and results of operations and cause the value of our common stock to decline in value or become worthless.

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

Failure to complete the Merger could negatively impact our stock price and future business and financial results.

If the Merger is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

•	we will not realize the benefits expected from the Merger, including a potentially enhanced competitive and financial position, expansion of assets and therefore opportunities, and will instead be subject to all the risks we currently face as an independent company;

•	we may experience negative reactions from the financial markets and our partners and employees;

•	under the Merger Agreement, we may be required to transfer back to Viking the 30% interest in Elysium which we have acquired to date if the Merger Agreement is terminated, and will be required to repay amounts owed to Discover under the Investor Note ($6,000,000, plus interest) if the Merger does not close by March 11, 2021. If such amounts are payable, the payment of such amounts could have material and adverse consequences to our financial condition and operations. Furthermore, although Viking has agreed to pay us a break-up fee in the event the Merger is terminated, which will allow us to repay the Investor Note, Viking may be unable to pay such amount when due;

•	the Merger Agreement places certain restrictions on the conduct of our business prior to the completion of the Merger or the termination of the Merger Agreement. Such restrictions, the waiver of which is subject to the consent of Viking, may prevent us from making certain acquisitions, taking certain other specified actions, or otherwise pursuing business opportunities during the pendency of the Merger;

•	matters relating to the Merger (including integration planning) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to Camber as an independent company; and

•	in the event the Merger Agreement is terminated and we are unable to raise additional funding to support our operations and/or promptly identify another party willing to enter into a combination transaction with us, we may be forced to seek bankruptcy protection.

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

Each share of Series C Preferred Stock held by Discover includes a liquidation preference, payable to Discover upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company, prior to any distribution or payment made to the holders of preferred stock or common stock, by reason of their ownership thereof equal to $10,000, plus an amount equal to any accrued but unpaid dividends thereon. Because the dividends currently require that interest be paid on the Face Value of 24.95% per annum, for the entire seven-year term of the Series C Preferred Stock (even if payable sooner than seven years after the issuance date), the total liquidation value required to be paid to Discover upon a liquidation, dissolution or winding up of the Company is approximately $74.0 million as of the date of this report (which amount will be reduced by $6 million upon the cancellation of the 600 shares of Series C Preferred Stock which Discover has agreed to cancel pursuant to the Exchange Agreement). As referenced above, this liquidation preference would be payable before any amount being distributed to the holders of our common stock. Because our net assets total significantly less than $7.0 million, it is likely that our common stockholders would not receive any amount in the event the Company was liquidated, dissolved, or wound up, and that Discover would instead receive the entire amount of available funds after liquidation.

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

CAMBER ENERGY, INC.
(Registrant)

Date: November 22, 2021	/s/ James A Doris
James A. Doris
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2021	/s/ Frank W. Barker
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

Amended and Restated Agreement and Plan of Merger by and Between Viking Energy Group, Inc., and Camber Energy, Inc. dated as of August 31, 2020 (Filed as Exhibit 2.1 to Camber’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference) (File No. 001-32508)

2.6

First Amendment to Amended and Restated Agreement and Plan of Merger by and Between Viking Energy Group, Inc., and Camber Energy, Inc. dated as of October 9, 2020 (Filed as Exhibit 2.1 to Camber’s Report on Form 8-K, filed with the Commission on October 9, 2020, and incorporated herein by reference) (File No. 001-32508)

3.1

Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005, filed with the SEC on February 14, 2006, and incorporated herein by reference)(File No. 000-51414)

3.2

Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Information Statement on Schedule 14C filed with the SEC on June 1, 2006) (File No. 000-51414)

3.3

Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Information Statement on Schedule 14C filed with the SEC on February 20, 2007)(File No. 000-51414)

3.4

Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on March 11, 2010) (File No. 001-32508)

3.5

Certificate of Amendment to Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on January 11, 2011, and incorporated herein by reference)(File No. 001-32508)

3.6

Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 2, 2015, and incorporated herein by reference)(File No. 001-32508)

3.7

Certificate of Amendment to the Articles of Incorporation, amending the Company’s name to “Camber Energy, Inc.”, filed with the Secretary of State of Nevada on January 3, 2017 (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2017, and incorporated herein by reference)(File No. 001-32508)

3.8

Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of our authorized shares of common stock from 200,000,000 to 500,000,000, as filed with the Secretary of State of Nevada on January 10, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on January 12, 2018, and incorporated herein by reference) (File No. 001-32508)

3.9

Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on March 1, 2018, and effective March 5, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on March 2, 2018, and incorporated herein by reference) (File No. 001-32508)

73

3.10

Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Camber Energy, Inc. with the Secretary of State of the State of Nevada on December 20, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on December 26, 2018, and incorporated herein by reference)(File No. 001-32508)

3.11

Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of our authorized shares of common stock from 20,000,000 to 250,000,000, as filed with the Secretary of State of Nevada on April 10, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 11, 2019, and incorporated herein by reference)(File No. 001-32508)

3.12

Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on July 3, 2019, and effective July 8, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 8, 2019, and incorporated herein by reference) (File No. 001-32508)

3.13

Camber Energy, Inc. Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 8, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019, and incorporated herein by reference) (File No. 001-32508)

3.14

State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Limited Liability Company, filed with the Secretary of State of Delaware on July 10, 2019, and effective July 9, 2019, merging Camber Energy Merger Sub 2, Inc. into Lineal Star Holdings LLC (Filed as Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2019, and incorporated herein by reference) (File No. 001-32508)

3.15

Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, filed by Camber Energy, Inc. with the Secretary of State of Nevada on October 25, 2019, and effective on October 29, 2019 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 29, 2019, and incorporated herein by reference) (File No. 001-32508)

3.16

Certificate of Amendment to Articles of Incorporation (Increase in Authorized Common Stock to 25 Million Shares) filed with the Nevada Secretary of State on April 16, 2020, and effective April 16, 2020

3.17

Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)

3.18

Certificate of Withdrawal of Certificate of Designation of Series B Redeemable Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)

3.19

Certificate of Withdrawal of Certificate of Designation of Series D Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)

3.20

Certificate of Withdrawal of Certificate of Designation of Series E Redeemable Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.4 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)

3.21

Certificate of Withdrawal of Certificate of Designation of Series F Redeemable Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.5 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)

3.22

Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Camber Energy, Inc., filed with the Secretary of State of Nevada on August 31, 2020 (Filed as Exhibit 3.1 to Camber’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference)(File No. 001-32508)

3.23

Certificate of Correction filed with the Secretary of State of Nevada on December 14, 2020, correcting the Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on August 25, 2016 (Filed as exhibit 3.23 to the Company’s quarterly report on Form 10-Q/A, filed with the commission on December 21, 2020 and incorporated herein by reference) (File No. 001-32508)

3.24

Certificate of Correction filed with the Secretary of State of Nevada on December 14, 2020, correcting the Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 8, 2019 (Filed as exhibit 3.24 to the Company’s quarterly report on Form 10-Q/A, filed with the commission on December 21, 2020 and incorporated herein by reference) (File No. 001-32508)

3.25

Second Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on December 14, 2020 (Filed as exhibit 3.25 to the Company’s quarterly report on Form 10-Q/A, filed with the commission on December 21, 2020 and incorporated herein by reference) (File No. 001-32508)

74

3.26

Amended and Restated Bylaws (effective March 29, 2016) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

10.1

$1,539,719 Promissory Note effective December 31, 2019, evidencing amounts owed by Lineal Star Holdings, LLC to Camber Energy, Inc. (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on January 3, 2020, and incorporated herein by reference) (File No. 001-32508)

10.2

$800,000 Promissory Note No. 2 effective December 31, 2019, evidencing amounts owed by Lineal Star Holdings, LLC to Camber Energy, Inc. (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on January 3, 2020, and incorporated herein by reference) (File No. 001-32508)

10.3+

Form of Stock Purchase Agreement relating to the purchase of $5 million in shares of Series C Redeemable Convertible Preferred Stock dated February 3, 2020 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020, and incorporated herein by reference) (File No. 001-32508)

10.4

Form of Waivers and Amendments to Stock Purchase Agreements dated February 3, 2020, by and between Camber Energy, Inc. and the Investor Named Therein (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020, and incorporated herein by reference) (File No. 001-32508)

10.5+

Securities Purchase Agreement dated as of February 3, 2020, by and Between Camber Energy, Inc. (Purchaser) and Viking Energy Group, Inc. (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020, and incorporated herein by reference) (File No. 001-32508)

10.6

$5,000,000 10.5% Secured Promissory Note Issued by Viking Energy Group, Inc. to Camber Energy, Inc. Dated February 3, 3020 (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020, and incorporated herein by reference) (File No. 001-32508)

10.7

Security and Pledge Agreement, dated as of February 3, 2020, by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020, and incorporated herein by reference) (File No. 001-32508)

10.8

Security and Pledge Agreement, dated as of February 3, 2020, by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.6 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020, and incorporated herein by reference) (File No. 001-32508)

10.9

Assignment of Membership Interests by Viking Energy Group, Inc. in favor of Camber Energy, Inc. dated February 3, 2020 (Filed as Exhibit 10.7 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020, and incorporated herein by reference) (File No. 001-32508)

10.10

Compromise Settlement Agreement executed January 31, 2020, between PetroGlobe Energy Holdings, LLC, Signal Drilling, LLC, Petrolia Oil, LLC, Prairie Gas Company of Oklahoma, LLC, Canadian River Trading Company, LLC, and Camber Energy, Inc. (Filed as Exhibit 10.8 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020, and incorporated herein by reference) (File No. 001-32508)

10.11

February 15, 2020 Letter Agreement with Sylva International LLC dba SylvaCap Media (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 13, 2020, and incorporated herein by reference) (File No. 001-32508)

10.12

Form of Stock Purchase Agreement relating to the purchase of $6 million in shares of Series C Redeemable Convertible Preferred Stock dated June 22, 2020 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on June 23, 2020, and incorporated herein by reference) (File No. 001-32508)

10.13

Form of Amendment to Stock Purchase Agreements dated June 22, 2020, by and between Camber Energy, Inc. and the Investor Named Therein (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on June 23, 2020, and incorporated herein by reference) (File No. 001-32508)

75

10.14+

Securities Purchase Agreement dated as of June 25, 2020, by and Between Camber Energy, Inc. (Purchaser) and Viking Energy Group, Inc. (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020, and incorporated herein by reference) (File No. 001-32508)

10.15

$5,000,000 10.5% Secured Promissory Note Issued by Viking Energy Group, Inc. to Camber Energy, Inc. Dated June 25, 2020 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020, and incorporated herein by reference) (File No. 001-32508)

10.16

Security and Pledge Agreement, dated as of June 25, 2020, by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020, and incorporated herein by reference) (File No. 001-32508)

10.17

Amended and Restated Security and Pledge Agreement, dated as of June 25, 2020, by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020, and incorporated herein by reference) (File No. 001-32508)

10.18

Assignment of Membership Interests by Viking Energy Group, Inc. in favor of Camber Energy, Inc. dated June 25, 2020 (Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020, and incorporated herein by reference) (File No. 001-32508)

10.19***

Past Service Payment and Success Bonus Agreement dated August 31, 2020, with Louis G. Schott (Filed as Exhibit 10.4 to Camber’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference) (File No. 001-32508)

10.20***

Past Service Payment and Success Bonus Agreement dated August 31, 2020, with Robert Schleizer (Filed as Exhibit 10.5 to Camber’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference) (File No. 001-32508)

10.21***

Past Service Payment and Success Bonus Agreement dated August 31, 2020, with Fred Zeidman (Filed as Exhibit 10.6 to Camber’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference) (File No. 001-32508)

10.22***

Past Service Payment and Success Bonus Agreement dated August 31, 2020, with James G. Miller (Filed as Exhibit 10.7 to Camber’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference) (File No. 001-32508)

10.23***

Engagement Letter with Fides Energy LLC/Louis G. Schott dated May 25, 2018 (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018, and incorporated herein by reference) (File No. 001-32508)

10.24***

First Amendment to May 25, 2018, Engagement Letter with Fides Energy LLC/Louis G. Schott dated August 31, 2020 (Filed as Exhibit 10.9 to the Company’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference) (File No. 001-32508)

10.25***

December 1, 2017 Letter Agreement between Camber Energy, Inc. and BlackBriar Advisors LLC (Filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed with the Commission on July 1, 2019, and incorporated herein by reference)(File No. 001-32508)

10.26***

First Amendment to December 1, 2017 Letter Agreement between Camber Energy, Inc. and BlackBriar Advisors LLC dated August 31, 2020 (Filed as Exhibit 10.11 to the Company’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference) (File No. 001-32508)

10.27***

Past Service Payment and Success Bonus Agreement dated August 31, 2020, with Louis G. Schott (Filed as Exhibit 10.4 to Camber’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference) (File No. 001-32508)

10.28***

Past Service Payment and Success Bonus Agreement dated August 31, 2020, with Robert Schleizer (Filed as Exhibit 10.5 to Camber’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference) (File No. 001-32508)

10.29***

Past Service Payment and Success Bonus Agreement dated August 31, 2020, with Fred Zeidman (Filed as Exhibit 10.6 to Camber’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference) (File No. 001-32508)

76

10.30

May 19, 2020, First Amendment to Letter Agreement with Sylva International LLC dba SylvaCap Media (Filed as Exhibit 10.2 to Camber’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference) (File No. 001-32508)

10.31

August 30, 2020, Second Amendment to Letter Agreement with Sylva International LLC dba SylvaCap Media (Filed as Exhibit 10.3 to Camber’s Report on Form 8-K, filed with the Commission on September 3, 2020, and incorporated herein by reference) (File No. 001-32508)

10.32

Form of Exchange Agreement dated December 11, 2020, by and between Camber Energy, Inc. and the Investor Named Therein (Filed as exhibit 10.32 to the Company’s quarterly report on Form 10-Q/A, filed with the commission on December 21, 2020 and incorporated herein by reference) (File No. 001-32508)

10.33

Form of $6,000,000 Promissory Note dated December 11, 2020, by and between Camber Energy, Inc. and the Investor Named Therein (Filed as exhibit 10.33 to the Company’s quarterly report on Form 10-Q/A, filed with the commission on December 21, 2020 and incorporated herein by reference) (File No. 001-32508)

10.34

Form of Security Agreement dated December 11, 2020, by and between Camber Energy, Inc. and the Investor Named Therein (Filed as exhibit 10.34 to the Company’s quarterly report on Form 10-Q/A, filed with the commission on December 21, 2020 and incorporated herein by reference) (File No. 001-32508)

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

77