Form 10-K/A
period 2020-03-31
CAMBER ENERGY, INC.
filed 2022-05-18
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

There were 414,290,116 shares of the registrant’s common stock outstanding as of May 16, 2022.

Documents incorporated by reference: None.

Explanatory Note

Camber Energy, Inc (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 with the Securities and Exchange Commission (the “SEC”) on June 29,2020 (the “Original 10-K”). We then amended the Original 10-K by filing Amendment No. 1 on Form 10-K/A (the “First Amendment”) with the SEC on November 22 , 202 1 which amended the Original 10-K. This Amendment No. 2 on Form 10-K/A (the “Second Amendment”) further amends the First Amendment.

Restatement Background

First Amendment

On October 31, 2020, the Company received a comment letter from the SEC (“SEC Comment Letter”) with respect to Amendment No. 2 to the Registration Statement on Form S-4 filed on October 14, 2020. Among other things, the SEC Comment Letter questioned the Company’s historical accounting treatment regarding the sale of our Series C Redeemable Convertible Preferred Stock (the “Series C Stock”). The Company recorded such sales as “permanent equity” and the SEC Comment Letter suggested the appropriate accounting classification was something other than permanent equity given certain provisions within the Certificate of Designation for the Series C Stock (“COD”). After considering the SEC Comment Letter and reviewing the COD, the Company and the holder of the Series C Stock determined there were several errors made in the drafting of the COD that could result in unintended consequences. Both parties agreed to subsequently correct the Certificate of Designation, and Certificates of Correction to the COD were filed on December 9, 2020 and on April 20, 2021 to correct the errors. Both parties agreed the corrections would be applied retroactive to the original filing date of the COD, being August 25, 2016; however, US GAAP requires a transaction to be accounted for in accordance with the terms of an agreement in effect during the period of the financial statements and, consequently, the Company determined that in accordance with the terms of the original COD, the Series C Stock should have been recorded as temporary equity instead of permanent equity. In addition, certain provisions of the original COD required the Company to recognize a derivative liability for certain conversions of the Series C Stock into common stock. After consultations with the SEC staff and the Company’s accounting advisors, the Company determined: (i) the impact of the error(s) is material for the fiscal years ended March 31, 2019 and 2020; and (ii) to restate its Annual Report on Form 10-K for the year ended March 31, 2020, inclusive of comparative financial statements for the year ended March 31, 2019, the previously filed quarterly report on From 10-Q for the three months ended June 30, 2020, and the previously filed quarterly report on Form 10-Q for the three and six month periods ended September 30, 2020.  The Company f iled the First Amendment to correct the Accounting for the Series C Stock.

Second Amendment

After filing the First Amendment , we had additional consultations with the SEC staff and determined that the accounting for the Series C Stock in the First A mendment required further adjustment from our previously determined accounting treatment.

The Series C Stock are temporary equity and include an embedded derivative due to the potential conversion into a variable number of common shares. The Series C Stock are redeemable or convertible, at the company’s option, upon issuance. The face value of the Series C Stock is convertible into common shares at a fixed rate. As a result, upon issuance a portion of the Series C Stock is recorded as temporary equity with a corresponding amount recorded as a deemed dividend. The carrying value of the portion of the Series C Stock recorded in temporary equity is required to be adjusted based on the fair value of the Company’s common shares required to satisfy a conversion with a corresponding recognition of an additional deemed dividend or an equity contribution. If the Series C Stock are redeemed or converted prior to the stated term, the dividends are required to be paid as if the shares were held to maturity.

As a result, the Company should have recorded a deemed dividend upon issuance and a derivative liability. Any differences between the consideration paid for the Series C Stock and the value of the derivative liability less the portion allocated to temporary equity should have been recorded as a loss on derivative liability at issuance. If the shares are converted into common shares with a value in excess of the recorded value of the derivative liability, an additional loss on the derivative is recognized. The Com pany did not properly apply the accounting requirements and miscalculated the derivative liability, temporary equity, deemed dividends and gain/loss on derivatives relating to the Series C Preferred stock in the First Amendment.

After consultations with the SEC staff and the Company’s accounting advisors, the Company determined that the impact of the errors in the First Amendment : (i) wa s material for the fiscal years ended March 31, 2019 and 2020; and (ii) to restate the First Amendment , inclusive of comparative financial statements for the year ended March 31, 2019, the previously filed quarterly report on Form 10-Q/A for the three months ended June 30, 2020, and the previously filed quarterly report on Form 10-Q/A for the three and six month periods ended September 30, 2020. See Note 4 to the Consolidated Financial Statements included in Item 8 for additional information and a reconciliation of the previously reported amounts to the restated amounts.

The Company’s management has concluded that in light of the errors described above and other factors , material weaknesses exist in the Company’s internal control over financial reporting and that the Company’s disclosure controls were not e ffective.  See Item 9A Controls and Procedures.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the First Amendment in its entirety, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item1A. Risk Factors

Part II, Item7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item8. Financial Statements

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form

10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

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

Discover holds an approximately $97.2 million liquidation preference in the Company.

Each share of Series C Preferred Stock held by Discover includes a liquidation preference, payable to Discover upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company, prior to any distribution or payment made to the holders of preferred stock or common stock, by reason of their ownership thereof equal to $10,000, plus an amount equal to any accrued but unpaid dividends thereon. Because the dividends currently require that interest be paid on the Face Value of between 24.95% and 34.95% per annum, for the entire seven year term of the Series C Preferred Stock (even if payable sooner than seven years after the issuance date), the total liquidation value required to be paid to Discover upon a liquidation, dissolution or winding up of the Company is approximately $97.2 million as of the date of this report. As referenced above, this liquidation preference would be payable prior to any amount being distributed the holders of our common stock. Because our net assets total significantly less than $97.2 million, it is likely that our common stockholders would not receive any amount in the event the Company was liquidated, dissolved or wound up, and that Discover would instead receive the entire amount of available funds after liquidation.

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

On January 31, 2020, the Company entered into a Compromise Settlement Agreement (the “Settlement Agreement”) with PetroGlobe, Signal Drilling, LLC (“Signal”), Petrolia Oil, LLC (“Petrolia”), Prairie Gas Company of Oklahoma, LLC (“PGCO”), and Canadian River Trading Company, LLC (“CRTC”). Pursuant to the Settlement Agreement, the Company agreed to pay PetroGlobe $250,000, of which $100,000 was due upon execution of the Settlement Agreement, which payment has been made, and $150,000 was paid to an escrow account, which release is subject to approval by the Company upon the successful transfer of all wells and partnership interests of the Company’s current wholly- owned subsidiary CE to PetroGlobe.

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

The parties filed a motion and order to dismiss the lawsuit with prejudice shortly after execution of the Settlement Agreement

Apache Corporation

In December 2018, Apache Corporation (“Apache”) sued Camber, Sezar Energy, L.P., and Texokcan Energy Management Inc., in the 129th Judicial District Court of Harris County, Texas (Cause 2018-89515). Apache alleged causes of action for Breach of Contract, Money Had & Received and Conversion, relating to amounts Apache alleged it was owed under a joint operating agreement. Apache is seeking $656,908 in actual damages, exemplary damages, pre- and post-judgment interest, court costs, and other amounts to which it may be entitled. Camber filed a general denial to the claims and asserted the affirmative defense of failure to mitigate. On July 13, 2020, Apache filed a Second Amended Petition against Camber, Sezar, Texokcan, N&B Energy, LLC, and Richard N. Azar, II alleging Breach of Contract, Defaults under a Joint Operating Agreement, Money Had & Received and Conversion, relating to amounts Apache allegedly overpaid Sezar and Azar and Unjust Enrichment. On October 26, 2020, the Company entered into an agreement with Apache to obtain a release of all liability (both parties provided mutual releases) for $20,000, which was paid in October 2020, and the litigation against the Company was dismissed .

N&B Energy

On September 12, 2019, N&B Energy filed a petition in the District Court for the 285th Judicial District of Bexar County, Texas (Case #2019CI11816). Pursuant to the petition, N&B Energy raises claims against the Company for breach of contract, unjust enrichment, money had and received and disgorgement, in connection with $706,000 which it alleges it is owed under the July 2018 Asset Purchase Agreement between the Company and N&B Energy (the “Sale Agreement”), for true-ups and post-closing adjustments associated therewith. The petition sought amounts owed, pre- and post-judgment interest, and attorney’s fees. On October 21, 2020, the arbitrator issued an Interim Stage II Order granting an award that acknowledged the claims of both parties that resulted in an arbitration award in favor of N&B Energy of approximately $52,000, which was paid in December 2020 .

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

The Company is delinquent on its required filings with the SEC and has been working diligently to satisfy all of its filing requirements.  The cause for the delinquent filings is primarily due to the restatements described in Note 4.   As a result of the delinquent filings, the C ompany has been unable to complete its merger with Viking and obtain financing.  Th ere can be no assurance that financing and other opportunities will be available to the Company once the Company is current on al l of its filings .

Restatements of previously issued Financial Statements

On October 31, 2020, the Company received a n SEC Comment Letter with respect to Amendment No. 2 to the Registration Statement on Form S-4 filed on October 14, 2020. Among other things, the SEC Comment Letter questioned the Company’s historical accounting treatment regarding the sale of our Series C Stock. The Company recorded such sales as permanent equity and the SEC Comment Letter suggested the appropriate accounting classification was something other than permanent equity given certain provisions within the Certificate of Designation for the Series C Stock (“COD”). After considering the SEC Comment letter and reviewing the COD, the Company and the holder of the Series C Stock determined there were several errors made in the drafting of the COD that could result in unintended consequences.

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

 As a result of the errors described above, we restated our financial statements to reclassify the Series C Stock from permanent equity to temporary equity and to recognize a derivative liability for the potential obligation to issue additional shares after the Series C shares have been converted to common shares with Amendment No. 1 to our Annual Report on Form 10-K/A (“First Amendment”). We estimated the fair value of the derivative liability at March 31, 2020 and 2019 using a binomial pricing model, the actual conversion rate and the historical volatility rate for the Company’s common stock.

After additional consultations with the SEC staff and review of the applicable accounting requirements, the Company determined that the accounting for the Series C Stock required further adjustment from the accounting treatment applied in the First Amendment.

The Series C Stock were initially issued in September 2016 and should have been recorded with a deemed dividend to recognize the required conversion premium upon issuance and a loss on derivative liability to recognize the variability if the shares were converted to common shares.  Subsequent measurement should have included adjustments to the carrying value of the Series C Stock to recognize changes in fair value due to changes in the Company’s stock price and recognition of gains or losses on conversion of the Series C Stock into common stock.  Our restatements, accounting treatment and calculations are more fully described in note s 4 and 10.

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

We reported a net loss for the year ended March 31, 2020 of $27.96 million (net loss attributable to common shareholders of $35.1 million), or $16.64 per common share. For the year ended March 31, 2019, we reported a net loss of $42 million (net loss attributable to common shareholders of $42.6 million), or $10,794.66 per common share. The  decrease in net loss was primarily due to a loss on derivative liability of $24.1 million for the year ended March 31, 2020 as compared to a loss on derivative liability of $58.7 million for the year ended March 31, 2019.   The loss on derivative liability relates to the conversion premium for the conversion of the Series C Preferred Stock , as well as adjustments to the carrying value of the Series C Stock to recognize changes in fair value due to changes in the Company’s stock price and recognition of gains or losses on conversion of the Series C Stock into common stock more fully described in notes 4 and 10. The increase in the net loss was partially offset by the one-time gain on the sale of assets to N&B Energy that closed in September 2018, and resulted in a gain on sale of property and equipment of $25.8 million for the year ended March 31, 2019, as described above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture“.

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

Operating and Other Expenses

The following table sets forth operating and other expenses for the years ended March 31, 2020 and 2019:

			Increase	Increase
	2020	2019	(Decrease)	(Decrease)
Direct lease operating expense	$395,506	$1,942,922	$(1,547,416)	(80)%
Workovers expense	—	224,827	(224,827)	(100)%
Other	84,150	703,159	(619,099)	(83)%
Total Lease Operating Expenses	479,656	2,870,908	(2,391,252)	(83)%

Severance and Property Taxes	14,440	132,993	(118,553)	(89)%
Depreciation, Depletion, Amortization and Accretion	20,420	478,770	(458,350)	(96)%
Impairment of Oil and Gas Properties	—	1,304,785	(1,304,785)	(100)%
(Gain) Loss on Sale of Property and Equipment	—	-25,808,246	25,808,246	100%

General and Administrative (Cash-based)	4,709,181	4,809,135	(99,954)	(2)%
Share-Based Compensation (Non-Cash)	200,690	343,631	(142,941)	(42)%
Total General and Administrative Expense	$4,909,871	$5,152,766	$(242,895)	(5)

Interest Expense	$14,771	$2,438,097	$(2,423,326)	(99)%
Equity in Earnings of Unconsolidated Entity	(957,169)	—	(957,169)	(100)%
Loss on Derivative Liability	24,101,870	58,679,252	(34,577,382)	(59)%
Other (Income) Expense, Net	$(228,572)	$(474,124)	$(245,552)	(52)%

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

Loss on derivative liability. Loss on derivative liability decreased by $34.6 million or 59% as compared to the prior period. During the year ended March 31, 2020, the Company experienced a significant decline in its stock price and had an additional 514 Ser ies C Preferred Shares outstanding at March 31, 2020 as compared to March 31, 2019 that were subject to adjustment subsequent to year end. The decrease in the loss on derivative liabilities is due primarily to the stock price changes.

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

At March 31, 2020, the Company’s total current assets of $1.1 million were less than its total current liabilities of approximately $79.7 million, resulting in a working capital deficit of $78.5 million, while at March 31, 2019, the Company’s total current assets of $8.2 million exceeded its total current liabilities of approximately $62.4 million, resulting in working capital deficit of $54.2 million. The reduction from a working capital deficit of $54.2 million to a working capital deficit of $79.7 million is due to losses on the Series C Preferred Stock derivative liability, losses from continuing operations, costs incurred with the Lineal merger and ultimate divestiture with Lineal as discussed above under “Item 1. Business – General – Lineal Acquisition and Divestiture“, and $7.3 million of advances on long-term notes receivable relating to amounts loaned to Lineal and advanced to Viking, as discussed in greater detail above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture“ and “Item 1. Business – General – Viking Plan of Merger“, respectively.

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

 The warrants contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices . The warrants granted to Ironman PI Fund II, LP contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the time. The amount of any such adjustment is determined in accordance with the provisions of the warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the time. The warrants expired on April 21, 2019.

The Series C Preferred Stock are convertible into shares of common stock at a fixed $3.25 conversion rate. Upon conversion, the holder is entitled to dividends as if the shares had been held to maturity, which is referred to as the Conversion Premium. The Conversion Premium may be paid in shares or cash, at the option of the Company. If the Conversion Premium is paid in cash, the amount is fixed and generally not subject to adjustment. If the Conversion Premium is paid in shares, the conversion ratio is based on a VWAP calculation based on the lowest stock price over the Measurement Period. The Measurement Period is 30 days (or 60 days if there is a Triggering Event) prior to the conversion date and 30 days (or 60 days if there is a Triggering Event) after the conversion date. The VWAP calculation is subject to adjustment if there is a Triggering Event and the Measurement Period is subject to adjustment in the event that the Company is in default of one or more Equity Conditions provided in the Certificate of Designation. For example, the Measurement period may be extended one day for every day the Company is not in compliance with one or more of the Equity Conditions.   Trigger Events are described in the designation of the Series C Preferred Stock, but include items which would typically be events of default under a debt security, including filing of reports late with the SEC.

At the conversion date, the number of shares due for the Conversion Premium is estimated based on the previous 30-day (or 60 day) VWAP. If the Company does not elect to pay the Conversion Premium in cash, the Company will issue all shares due for the conversion and the estimated shares due for the conversion premium. If the VWAP calculation for the portion of the Measurement Period following the date of conversion is lower than the VWAP for the portion of the Measurement Period prior to the date of conversion, the holder will be issued additional common shares, referred to as “true-up” shares. If the VWAP calculation is higher, no true-up shares are issued.

The derivative liability at the end of each period includes a derivative liability for the outstanding Series C shares and a derivative liability for the potential obligation to issue True-Up Shares relating to Seri e s C shares that have been converted an d the Measurement Period has not expired , if applicable

The fair value of the derivative liability relating to the Conversion Premium for any outstanding Series C Shares is equal to the cash required to settle the Conversion Premium.  The fair value of the potential true-up share obligation has been estimated using a binomial pricing mode and the lesser of the conversion price or the low closing price of the Company’s stock subsequent to the conversion date. and the historical volatility of the Company’s common stock.

Limitations on using the closing price of the Company’s common stock to determine fair value

The Company is a smaller reporting company and is traded on the NYSE American exchange.  Historically, our stock price has been extremely volatile and subject to large and sometimes unexplained price variations on a daily or weekly basis.  In addition, the Company declared four reverse stock splits in 2018 and 2019 and the Company’s common stock generally trades at less than $1.00 per share.   These factors have exacerbated daily volatility of our stock price.  Consequently, we believe that the closing price of our stock on the reporting date may not, in all cases, represent the fair value of the common share required to satisfy the redemption of the Series C preferred S tock.   Recognizing that the closing share price of our publicly traded stock is an observable input to fair value, we used such price for determining fair value in most cases and only considered an alternative measure of fair value when the closing price of the Company’s common stock varied by more than 20% from the five-day moving average immediately prior to the measurement date.  In such cases, we used an average closing price of the previous 30 day period as an estimate of fair value, adjusted for stock splits if applicable.

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

Your Vision Our Focus

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Camber Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Camber Energy, Inc. (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019 and the results of its operations and its cash flows for each of the two years ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Previously Issued Financial Statements

As discussed in Note 4 to the financial statements, the Company has restated its 2020 and 2019 financial statements to correct errors related to accounting for its Series C Preferred Stock.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate

Series C Preferred Stock

As discussed in Notes 10 and 15, the Company issued a series of preferred stock that contained several features which derived value from sources unrelated to the host preferred stock instrument. The Company determined certain of the features included in the Series C Preferred Stock designations, including the conversion, dividend and liquidation value, required that the preferred stock be reported as a component of temporary equity with the conversion and dividend components bifurcated and accounted for on a stand-alone basis as derivatives. The determination of fair value of these derivatives as well as the value of the temporary equity involved using complex valuation methodologies and significant assumptions including volume weighted prices and the estimated valuation of the Company’s common stock taking into consideration the effect of these dilutive instruments.

We identified auditing the Company’s evaluation of the accounting for the features included in the Series C Preferred Stock, specifically the methods and assumptions used to estimate the fair value of the derivative liabilities, as a critical audit matter.

How We Addressed the Matter in Our Audit:

The primary procedures we performed to address this critical audit matter included:

-

Obtaining and reviewing the underlying Series C Preferred Stock certificate of designation and related amendments to understand the terms and conditions, economic substance, and identify embedded features requiring evaluation.

-	Testing management’s development of the assumptions used in the valuation models applied and the reasonableness of those assumptions.

-

Obtaining an understanding of management’s process for developing the estimated fair value of the embedded features, including evaluation of the appropriateness of the method selected by the Company, identifying the significant assumptions used to determine the fair value estimate, and the application of those assumptions in the related method.

-	Testing the data and significant assumptions used in developing the fair value estimate, including procedures to determine whether the data was complete and accurate and sufficiently precise.

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2021

Dallas, Texas

November 19, 2021 (except for Notes 2, 4 and 21 as to which the date is May 17, 2022)

Turner, Stone & Company, L.L.P.

Accountants and Consultants

12700 Park Central Drive, Suite 1400

Dallas, Texas 75251

Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665

  Toll Free: 877-853-4195

Web site: turnerstone.com

INTERNATIONAL ASSOCIATION OF ACCOUNTANTS AND AUDITORS

CAMBER ENERGY, INC.
CONSOLIDATED BALANCE SHEETS (Restated)

As of March 31,	2020	2019
ASSETS
Current Assets
Cash	$656,615	$7,778,723
Accounts Receivable, Net of Allowance	255,363	129,037
Other Current Assets	220,682	263,205
Total Current Assets	1,132,660	8,170,965

Property and Equipment
Oil and Gas Properties - Subject to Amortization	50,443,883	50,528,953
Oil and Gas Properties - Not Subject to Amortization	28,016,989	28,016,989
Other Property and Equipment	1,570	1,570
Total Property and Equipment	78,462,442	78,547,512
Accumulated Depletion, Depreciation, Amortization and Impairment	(78,351,825)	(78,334,324)
Total Property and Equipment, Net	110,617	213,188

Equity Method Investment – Elysium Energy, LLC	957,169	—
Notes Receivable	7,339,719	—
Other Assets	155,053	198,519
Total Assets	$9,695,218	$8,582,672

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$1,474,221	$1,521,329
Common Stock Payable	173,000	303,340
Accrued Expenses	348,460	276,134
Current Asset Retirement Obligations	30,227	—
Current Income Taxes Payable	3,000	3,000
Derivative Liability	77,636,666	60,303,474
Total Current Liabilities	79,665,574	62,407,277

Long-term Notes Payable, Net of Discount	—	—
Asset Retirement Obligations	41,523	303,809
Derivative Liability	—	5
Total Liabilities	79,707,097	62,711,091

Commitments and Contingencies (see Note 11)

Temporary Equity
Preferred Stock Series C, 2,819 and 2,305 Shares Issued and Outstanding, Respectively, Liquidation Preference of $97,156,835 and $79,338,430, respectively	9,801,446	2,710,680

Stockholders’ Deficit
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par Value, -0- Shares issued and Outstanding	—	—
Preferred Stock Series B, 600,000 Shares Authorized of $0.001 Par Value, -0- and 44,000 Shares issued and Outstanding, respectively	—	44
Preferred Stock Series D, 50,000 Shares Authorized of $0.001 Par Value, -0- Shares issued and outstanding	—	—
Preferred Stock Series E, 1,000,000 Shares Authorized of $0.001 Par Value, -0- Shares issued and Outstanding	—	—
Preferred Stock Series F, 16,750 Shares Authorized of $0.001 Par Value, -0- Shares issued and Outstanding	—	—
Common Stock, 25,000,000 Shares Authorized of $0.001 Par Value, 5,000,000 and 13,441 Shares Issued and Outstanding, respectively	5,000	13
Additional Paid-in Capital	179,783,233	174,804,234
Accumulated Deficit	(259,601,558)	(231,643,390)
Total Stockholders’ Deficit	(79,813,325)	(56,839,099)
Total Liabilities and Stockholders’ Deficit	$9,695,218	$8,582,672

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Restated)

For the Year Ended March 31,	2020	2019
Operating Revenues
Crude Oil	$296,036	$526,365
Natural Gas	37,049	772,105
Natural Gas Liquids	64,033	1,443,632
Total	397,118	2,742,102

Operating Expenses
Lease Operating Expenses	479,656	2,870,908
Severance and Property Taxes	14,440	132,993
Depreciation, Depletion, Amortization and Accretion	20,420	478,770
Impairment of Oil and Gas Properties	—	1,304,785
Gain on Sale of Property and Equipment	—	(25,808,246)
General and Administrative	4,909,871	5,152,766
Total	5,424,387	(15,868,024)

Operating Income (Loss)	(5,027,269)	18,610,126

Other Expense (Income)
Interest Expense	14,771	2,438,098
Equity in Earnings of Unconsolidated Entity	(957,169)	—
Loss on Derivative liability	24,101,870	58,679,252
Other (Income) Expense, Net	(228,572)	(474,124)
Total Other Expense (Income)	22,930,900	60,643,226

Loss Before Income Taxes	(27,958,169)	(42,033,100)
Income Tax Benefit (Expense)	—	(3,000)
Net Loss	$(27,958,169)	$(42,036,100)
Less preferred dividends	(7,131,495)	(613,594)
Net loss attributable to common shareholders	(35,089,664)	(42,649,694)

Income (Loss) Per Common Share
Basic	$(16.64)	$(10,794.66)
Diluted	$(16.64)	$(10,794.66)

Weighted Average Number of Common Shares Outstanding
Basic	2,109,622	3,951
Diluted	2,109,622	3,951

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2020 and 2019 (Restated)

	Series C		Series E		Series F		Series B							Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional	Stock		Stockholders'
	Number	Preferred	Number	Preferred	Number	Preferred	Number	Preferred	Number	Common	Paid In	Divided	Accumulated	(Deficit)
	Of Shares	Stock	Of Shares	Stock	Of Shares	Stock	Of Shares	Stock	Of Shares	Stock	Capital	Distributable	Deficit	Equity

Balances, March 31, 2018 (Restated)	1,132	$2,681,273	-	$-	-	$-	408,508	$409	184	$-	$140,191,737	$-	$(189,607,290)	$(49,415,144)

Common Shares issued for:
Conversion of Series B to Common	-	-	-	-	-	-	(364,508)	(365)	3	-	365	-	-	-
Conversion of Series C Preferred Stock	(404)	(584,186)	-	-	-	-	-	-	3,794	4	32,742,914	-	-	32,742,918
Rounding Adjustment for Split	-	-	-	-	-	-	-	-	22	-	-	-	-	-
Conversion of Debenture	-	-	-	-	-	-	-	-	9,414	9	917,095	-	-	917,104
Issuance of Common Shares for Consulting Fees	-	-	-	-	-	-	-	-	14	-	234,430	-	-	234,430
Warrants - Abeyance	-	-	-	-	-	-	-	-	10	-	-	-	-	-
Share-Based Compensation	-	-	-	-	-	-	-	-	-	-	343,730	-	-	343,730
Issuance of Series C Preferred Shares for Cash Proceeds	1,577	1,601,026	-	-	-	-	-	-	-	-		-	-	-
Preferred Dividends											(613,594)			(613,594)
Change in fair value of Series C shares	-	(987,432)	-	-	-	-	-	-	-	-	987,432	-	-	987,432
Other	-	(1)	-	-	-	-	-	-	-	-	125	-	-	125
	-	-	-	-	-	-	-	-	-	-	-	-	(42,036,100)	(42,036,100)

Balances March 31, 2019	2,305	$2,710,680	-	$-	-	$-	44,000	$44	13,441	$13	$174,804,234	$-	$(231,643,390)	$(56,839,099)

Common Shares issued for:
Conversion of Series C Preferred Stock	(11)	(40,729)					-	-	4,899,442	4,900	11,804,507	-	-	11,809,407
Conversion of Debenture - Abeyance							-	-	29,073	29	(29)	-	-	-
True-Up Shares									57,363	57	(57)		-	-
Payment of Consulting Fees									680	1	331,029		-	331,030
Conversion of Series B to Common							(44,000)	(44)	-	-	44	-	-	-
Payment of Series B Dividend							-	-	-	-	3	(3)	-	-
Issuance of Series E and F Preferred Stock			1,000,000	18,701,000	16,750	1,417,000							-	20,118,000
Change in valuation of Series E and F Preferred Stock				(4,035,000)	-	1,017,000							-	3,018,000
Redemption of Series E and F Preferred Stock			(1,000,000)	(14,666,000)	(16,750)	(2,434,000)	-	-	-	-	-	-	-	17,100,000
Series C issuance/deemed dividend	525	7,131,495					-	-	-	-	(7,131,495)		-	(7,131,495)
Settlement of Preferred B Stock Warrants											(25,000)		-	(25,000)
Other		1							1		(3)	3	1	1
													(27,958,169)	(27,958,169)

Balances March 31, 2020	2,819	$9,801,446	-	$-	-	$-	-	$-	5,000,000	$5,000	$179,783,233	$-	$(259,601,558)	$(79,813,325)

See accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)

For the Year Ended March 31,	2020	2019
Cash Flows from Operating Activities
Net Loss	$(27,958,169)	$(42,036,100)
Net Loss from Discontinued Operations	—	—
Net Loss from Continuing Operations	(27,958,169)	(42,036,100)
Adjustments to Reconcile Net (Loss) to Net Cash Used in Operating Activities:
Depreciation, Depletion, Amortization and Accretion	20,420	478,770
Impairment of Oil and Gas Properties	—	1,304,785
Share-Based Compensation	200,690	343,730
Amortization of Discount on Notes	—	1,499,647
Bad Debt Expense	17,694	190,365
Gain on Sale of Property and Equipment	—	(25,808,246)
Litigation Settlement – PetroGlobe	204,842	—
Change in Fair Value of Derivative Liability	24,101,870	58,679,252
Equity in Earnings of Unconsolidated Entity	(957,169)	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	(144,020)	327,489
Other Current Assets	42,523	(34,472)
Accounts Payable and Accrued Expenses	(329,531)	(718,648)
Net Cash Used in Operating Activities from Continuing Operations	(4,800,855)	(5,773,428)
Net Cash Provided by Operating Activities from Discontinued Operations	1,212,391	—
Net Cash Used in Operating Activities	(3,588,464)	(5,773,428)
Investing Cash Flows
Cash paid for Oil and Gas Property Development Costs	—	(2,095,991)
Cash Acquired in Lineal Acquisition	449,763	—
Cash Disposed of in Connection with Lineal Redemption	(2,101,879)	—
Cash Paid for Issuance of Notes Receivable	(7,339,719)	—
Cash Proceeds from (Paid for) Deposits	43,466	(141,009)
Net Cash Provided by (Used in) Investing Activities from Operating Activities	(8,948,369)	(2,237,000)
Cash Used in Investing Activities from Discontinued Operations	(692,650)	—
Cash Used in Investing Activities	(9,641,019)	(2,237,000)
Financing Cash Flows
Proceeds from Issuance of Series C Preferred Stock	5,000,000	15,000,000
Cash Settlement of Preferred B Dividends	(25,000)	—
Net Cash Provided by Financing Activities from Continuing Operations	4,975,000	15,000,000
Cash Provided by Financing Activities from Discontinued Operations	1,132,375	—
Cash Provided by Financing Activities	6,107,375	15,000,000
(Decrease) Increase in Cash	(7,122,108)	6,989,572
Cash at Beginning of the Year	7,778,723	789,151
Cash at End of the Year	$656,615	$7,778,723

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

Note 2 – Liquidity and Going Concern Considerations

At March 31, 2020, the Company’s total current assets of $1.1 million were less than its total current liabilities of approximately $79.67 million, resulting in a working capital deficit of $78.5 million, while at March 31, 2019, the Company’s total current assets of $8.2 million  were less than its  total current liabilities of approximately $62.4 million, resulting in working capital deficit of $54.2 million. The reduction from a working capital deficit  of $54.2 million to a working capital deficit of $78.5 million is due to losses from continuing operations, costs incurred with the Lineal merger and ultimate divestiture with Lineal as discussed below under “Note 13 - Merger Agreement and Divestiture“, and $7.3 million of advances on long-term notes receivable relating to amounts loaned to Lineal and advanced to Viking, as discussed in greater detail above under “Note 1 - Organization and Operations of the Company“.

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

Financial Instruments

Accounting Standards Codification, “ASC” Topic 820-10, “Fair Value Measurement” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820-10, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measurement. The carrying amounts reported in the consolidated balance sheets for deposits, accrued expenses and other current liabilities, accounts payable, derivative liabilities, amount due to director, and convertible notes each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities measured at fair value as of and for the year ended March 31, 2020 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial liabilities
Derivative liability (conversion of Series C preferred Stock)			77,636,666	(24,101,870)
	$-	$-	$77,636,666	$(24,101,870)

The Series C Preferred Stock are convertible into shares of common stock at a fixed $3.25 conversion rate. Upon conversion, the holder is entitled to dividends as if the shares had been held to maturity, which is referred to as the Conversion Premium. The Conversion Premium may be paid in shares or cash, at the option of the Company. If the Conversion Premium is paid in cash, the amount is fixed and not subject to adjustment. If the Conversion Premium is paid in shares, the conversion ratio is based on a VWAP calculation based on the lowest stock price over the Measurement Period. The Measurement Period is 30 days (or up to 60 days) prior to the conversion date and 30 days after the conversion date. Both the VWAP calculation and the Measurement Period are subject to adjustment in the event that the Company is in default of one or more provisions in the certificate of designation. For example, the Measurement period may be extended one day for every day the Company is not in compliance with one or more of the Equity Conditions.

At the conversion date, the number of shares due for the Conversion Premium is estimated based on the stock price during the Measurement Period prior to the conversion date. If the Company does not elect to pay the Conversion Premium in cash, the Company will issue all shares due for the conversion and the estimated shares due for the conversion premium. If the VWAP calculation for the measurement period after the conversion date, is lower than the VWAP calculation prior to the conversion date, the holder will be issued additional shares, referred to as true-up shares. If the VWAP calculation is higher, no true-up shares are issued.

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

Derivative Liabilities

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

                The derivative liability at the end of each period includes a derivative liability for the outstanding Series C shares and a derivative liability for the potential obligation to issue True-Up Shares relating to Series C shares that have been converted and the Measurement Period has not expired, if applicable

The fair value of the derivative liability relating to the Conversion Premium for any outstanding Series C Shares is equal to the cash required to settle the Conversion Premium.  The fair value of the potential true-up share obligation has been estimated using a binomial pricing mode and the lesser of the conversion price or the low closing price of the Company’s stock subsequent to the conversion date. and the historical volatility of the Company’s common stock.   (See notes 4 and 10)

Recently Adopted Accounting Pronouncements

ASC 2014-09, ”Revenue from Contracts with Customers (Topic 606)”, supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on April 1, 2018, using the modified retrospective method applied to contracts that were not completed as of April 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While the Company does not expect 2020 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning April 1, 2018. Refer to “Note 12 – Revenue from Contracts with Customers“for additional information.

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

As a result of the errors described above, we restated our financial statements to reclassify the Series C Stock from permanent equity to temporary equity and to recognize a derivative liability for the potential obligation to issue additional shares after the Series C shares have been converted to common shares with Amendment No. 1 to our Annual Report on Form 10-K/A (“First Amendment”). We estimated the fair value of the derivative liability at March 31, 2020 and 2019 using a binomial pricing model, the actual conversion rate and the historical volatility rate for the Company’s common stock.

After additional consultations with the SEC staff and review of the applicable accounting requirements, the Company determined that the accounting for the Series C Stock required further adjustment fr om the accounting treatment applied in the First Amendment.

The Series C Stock were initially issued in September 2016 and should have been recorded with a deemed dividend to recognize the required conversion premium upon issuance and a loss on derivative liability to recognize the variability if the shares were converted to common shares.  Subsequent measurement should have included adjustments to the carrying value of the Series C Stock to recognize changes in fair value due to changes in the Company’s stock price and recognition of gains or losses on conversion of the Series C Stock into common stock.  Our accounting treatment and calculations are more fully described in note 10.

The impact of the restatement on our financial statements included in the First amendment is as follows:

The table below sets forth changes to the consolidated balance sheet as of March 31, 2020:

	As Previously
	Restated (First Amendment)	Adjustments	As Restated

TOTAL ASSETS	9,695,218		9,695,218

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	1,474,221	-	1,474,221
Common stock payable	173,000	-	173,000
Accrued expenses	348,460	-	348,460
Derivative liability - Series C	8,669,831	68,966,835	77,636,666
Current ARO	30,227	-	30,227
Current income taxes payable	3,000	-	3,000
Total current liabilities	10,698,739	68,966,835	79,665,574

Asset retirement obligations	41,523	-	41,523

TOTAL LIABILITIES	10,740,262	68,966,835	79,707,097

Commitments and contingencies	-		-

TEMPORARY EQUITY
Preferred Stock Series C	39,389,202	(29,587,756)	9,801,446
STOCKHOLDERS EQUITY

Common Stock	5,000	-	5,000
Additional paid in capital	149,825,528	29,957,705	179,783,233

Retained (deficit)	(190,264,774)	(69,336,784)	(259,601,558)

Total stockholders ’ equity (deficit)	(40,434,246)	(39,379,079)	(79,813,325)

TOTAL LIABILITIES AND EQUITY	9,695,218	--	9,695,218

The table below sets forth changes to the consolidated balance sheet as of March 31, 2019:

	As Previously
	Restated (First Amendment)	Adjustments	As Restated

TOTAL ASSETS	8,582,672		8,582,672

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	1,521,329	-	1,521,329
Common stock payable	303,340	-	303,340
Accrued expenses	276,133	1	276,134
Current income taxes payable	3,000	-	3,000
Derivative liability - Series C	3,911,649	56,391,825	60,303,474
Total current liabilities	6,015,451	56,391,826	62,407,277

Asset retirement obligations	303,809	-	303,809
Derivative liability	5	-	5

TOTAL LIABILITIES	6,319,265	56,391,826	62,711,091

Commitments and contingencies	-		-

TEMPORARY EQUITY
Preferred Stock Series C	28,248,946	(25,538,266)	2,710,680

STOCKHOLDERS EQUITY
Preferred Stock Series B	44	-	44
Common Stock	13	-	13
Additional paid in capital	155,664,694	19,139,540	174,804,234
Retained earnings (deficit)	(181,650,290)	(49,993,100)	(231,643,390)

Total stockholders’ (deficit)	(25,985,539)	(30,853,560)	(56,839,099)

TOTAL LIABILITIES AND EQUITY	8,582,672	-	8,582,672

The table below sets forth changes to the consolidated statement of operations for the year ended March 31, 2020:

For the Year Ended March 31, 2020	As previously Restated (First Amendment)	Adjustments	Restated
Operating revenues	397,118	-	397,118

Operating Expenses
Lease Operating Expenses	479,656	-	479,656
Severance and Property Taxes	14,440	-	14,440
Depreciation, Depletion, Amortization and Accretion	20,420	-	20,420
Impairment of Oil and Gas Properties	—	-	—
Gain on Sale of Property and Equipment	—	-	—
General and Administrative	4,909,871	-	4,909,871
Total	5,424,387	-	5,424,387

Operating Income (Loss)	(5,027,269)	-	(5,027,269)

Other Expense (Income)
Interest Expense	14,771	-	14,771
Equity in Earnings of Unconsolidated Entity	(957,169)	-	(957,169)
Loss on Derivative liability	4,758,182	19,343,688	24,101,870
Other (Income) Expense, Net	(228,572)	-	(228,572)
Total Other Expense	3,587,212	19,343,688	22,930,900

Loss Before Income Taxes	(8,614,481)	(19,343,688)	(27,958,169)
Income Tax Benefit (Expense)	—	-	—
Net Loss	$(8,614,481)	(19,343,688)	$(27,958,169)
Less preferred dividends	6,041,356	1,090,139	7,131,495
Net loss attributable to common shareholders	(14,655,837)	(20,433,827)	(35,089,664)

(Loss) Per Common Share
Basic	$(6.95)		$(16.64)
Diluted	$(6.95)		$(16.64)

Weighted Average Number of Common Shares Outstanding
Basic	2,109,622		2,109,622
Diluted	2,109,622		2,109,622

The table below sets forth changes to the consolidated statement of operations for the year ended March 31, 2019:

For the Year Ended March 31, 2019	As previously Restated (First Amendment)	Adjustments	Restated
Operating revenues	2,742,102		2,742,102

Operating Expenses
Lease Operating Expenses	2,870,908		2,870,908
Severance and Property Taxes	132,993		132,993
Depreciation, Depletion, Amortization and Accretion	478,770		478,770
Impairment of Oil and Gas Properties	1,304,785		1,304,785
Gain on Sale of Property and Equipment	(25,808,246		(25,808,246)
General and Administrative	5,152,766		5,152,766
Total	(15,868,024		(15,868,024)

Operating (Loss)	18,610,126		18,610,126

Other Expense (Income)
Interest Expense	2,438,097		2,438,097
Equity in Earnings of Unconsolidated Entity			—
Loss on Derivative liability	27,431,824	31,247,428	58,679,252
Other (Income) Expense, Net	(474,124)		(474,124)
Total Other Expense (Income)	29,395,798	31,247,428	60,643,226

Loss Before Income Taxes	(10,785,671	(31,247,428)	(42,033,100)
Income Tax Benefit (Expense)	(3,000)		(3,000)
Net Loss	$(10,788,671)	(31,247,428)	$(42,036,100)
Less preferred dividends	4,224,027	(3,610,433)	613,594
Net (loss) attributable to common shareholders	(15,012,698)	(27,636,995)	(42,649,694)

Income (Loss) Per Common Share
Basic	$(3,799.72)	(6,994.94)	$(10,794.66)
Diluted	$(3,799.72)	(6,994.94)	$(10,794.66)

Weighted average Number of Shares Outs tanding
Basic	3,951		3,951
Diluted	3,951		3,951

The table below sets forth changes to the consolidated statement of s hareholders’ e quity for the year ended March 31, 2020:

	As previously restated (First Amendment)	Adjustments	As Restated

Balances March 31, 2020
Series C preferred Stock	$39,389,202	$(29,587,756)	$9,801,446

Common stock	$5,000		$5,000
Additional Paid-in Capital	149,825,528	29,957,756	179,783,233
Accumulated Deficit	(190,264,774)	(69,336,784)	(259,601,558)
Total Stockholders' Equity, March 31, 2020	$(40,434,246)	$(39,379,079)	$(79,813,325)

The table below sets forth changes to the consolidated statement of shareholders’ equity for the year ended March 31, 2019:

	As previously restated (First Amendment)	Adjustments	As Restated

Balances March 31, 2019
Series C preferred Stock	$28,248,946	$(25,538,266)	$2,710,680
			-
Series B preferred stock	$44		$44
Common stock	13		13
Additional Paid-in Capital	155,664,694	19,139,540	174,804,234
Stock Dividend distributable	3	(3)	-
Accumulated Deficit	(181,650,293)	(49,993,096)	(231,643,389)
Total Stockholders' Equity, March 31, 2019	$(25,985,539)	$(30,853,559)	$(56,839,098)

The table below sets forth changes to the consolidated statements of cash flows for the year ended March 31, 2020:

For the Year Ended March 31, 2020	As previously Restated (First Amendment)	Adjustments	Restated
Cash Flows from Operating Activities
Net Loss	$(8,614,481)	$(19,343,688)	$(27,958,169)
Net Loss from Discontinued Operations	—	—	—
Net Loss from Continuing Operations	(8,614,481)	(19,343,688)	(27,958,169)
Adjustments to Reconcile Net (Loss) to Net Cash Used in Operating Activities:
Depreciation, Depletion, Amortization and Accretion	20,420		20,420
Share-Based Compensation	200,690		200,690
Bad Debt Expense	17,694		17,694
Litigation Settlement – PetroGlobe	204,842		204,842
Change in Fair Value of Derivative Liability	4,758,177	19,343,688	24,101,870
Equity in Earnings of Unconsolidated Entity	(957,169)		(957,169)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(144,020)		(144,020)
Other Current Assets	42,523		42,523)
Accounts Payable and Accrued Expenses	(329,531)		(329,531)
Net Cash Used in Operating Activities from Continuing Operations	(4,800,855		(4,800,855)
Net Cash Provided by Operating Activities from Discontinued Operations	1,212,391		1,212,391
Net Cash Used in Operating Activities	(3,588,464		(3,588,464)
Net Cash Used in Investing Activities from Continuing Operations	(8,948,369		(8,948,369)
Cash Used in Investing Activities from Discontinued Operations	(692,650		(692,650)
Cash Used in Investing Activities	(9,641,019		(9,641,019)
Financing Cash Flows
Proceeds from Issuance of Series C Preferred Stock	5,000,000		5,000,000
Cash Settlement of Preferred B Dividends	(25,000)		(25,000)
Net Cash Provided by Financing Activities from Continuing Operations	4,975,000		4,975,000
Cash Provided by Financing Activities from Discontinued Operations	1,132,375		1,132,375
Cash Provided by Financing Activities	6,107,375		6,107,375
(Decrease) in Cash	(7,122,108)		(7,122,108)
Cash at Beginning of the Year	7,778,723		7,778,723
Cash at End of the Year	$656,615		$656,615

The table below sets forth changes to the consolidated statements of cash flows for the year ended March 31, 2019:

For the Year Ended March 31, 2019	As previously Restated (First Amendment)	Adjustments	Restated
Cash Flows from Operating Activities
Net Loss	$(10,788,672)	$(31,247,428)	$(42,036,100)
Adjustments to Reconcile Net (Loss) to Net Cash Used in Operating Activities:
Depreciation, Depletion, Amortization and Accretion	478,770		478,770
Impairment of Oil and Gas Properties	1,304,785		1,304,785
Share-Based Compensation	343,730		343,730
Amortization of Discount on Notes	1,499,647		1,499,647
Bad Debt Expense	190,365		190,365
Gain on Sale of Property and Equipment	(25,808,246)		(25,808,246)
Change in Fair Value of Derivative Liability	27,431,824	31,247,428	58,679,252
Changes in Operating Assets and Liabilities:
Accounts Receivable	327,489		327,489
Other Current Assets	(34,472)		(34,472)
Accounts Payable and Accrued Expenses	(718,649)	—	(718,648)
Net Cash Used in Operating Activities from Continuing Operations	(5,773,428)	—	(5,773,428)
Cash Used in Investing Activities	(2,237,000)	/	(2,237,000)
Financing Cash Flows
Proceeds from Issuance of Series C Preferred Stock	15,000,000		15,000,000
Cash Provided by Financing Activities	15,000,000		15,000,000
(Decrease) Increase in Cash	6,989,572		6,989,572
Cash at Beginning of the Year	789,151		789,151
Cash at End of the Year	$7,778,723		$7,778,723

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

All of Camber’s oil and natural gas properties are located in the United States. Costs being amortized at March 31, 2020 and 2019 are as follows:

	March 31, 2020	March 31, 2019
Oil and gas properties subject to amortization	$50,352,033	$50,352,304
Oil and gas properties not subject to amortization	28,016,989	28,016,989
Capitalized asset retirement costs	91,850	176,649
Total oil & natural gas properties	78,460,872	78,545,942
Accumulated depreciation, depletion, and impairment	(78,350,605)	(78,333,628)
Net Capitalized Costs	$110,267	$212,314

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

NOTE 10 – DERIVATIVE LIABILITIES

The Series C Preferred Stock are convertible into shares of common stock at a fixed $3.25 conversion rate. Upon conversion, the holder is entitled to dividends as if the shares had been held to maturity, which is referred to as the Conversion Premium. The Conversion Premium may be paid in shares or cash, at the option of the Company. If the Conversion Premium is paid in cash, the amount is fixed and not subject to adjustment. If the Conversion Premium is paid in shares, the conversion ratio is based on a volume weighted average stock price of the Company’s common stock (“VWAP”) calculation based on the lowest stock price over the Measurement Period. The conversion price is equal to 95% ( 85% following a Triggering Event) of the five lowest VWAP s over the M easurement P eriod , less $0. 05 ($0.10 following a Triggering Event) per share. The Measurement Period is 30 days (or 60 days if there is a Triggering Event) prior to the conversion date and 30 days (or 60 days if there is a Triggering Event) after the conversion date. The VWAP calculation is subject to adjustment if there is a Triggering Event and the Measurement Period is subject to adjustment in the event that the Company is in default of one or more Equity Conditions provided in the Certificate of Designation. For example, the Measurement period may be extended one day for every day the Company is not in compliance with one or more of the Equity Conditions.

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

                 Our accounting treatment of the Series C Stock is described below:

Prior to April 20, 2021

Issuance of the Series C Stock

Upon issuance we determined that the Series C Stock included an embedded derivative and, because the conversion was generally outside the control of the Company, the Series C Stock were required to be recorded as temporary equity.  Upon issuance of the Series C Stock, we determined the amount to be the allocated to the derivative liability to be the Conversion Premium, assuming a cash settlement and we determined the redemption value of the Series C Stock to be the fair value of the common shares issuable to satisfy the conversion of the Series C Stock .  To the extent that consideration paid for the Series C Stock was less than the redemption value plus the derivative liability, we first allocated the consideration to the derivative liability and recorded the difference as a loss on derivative liability. The consideration received never exceeded the derivative liability.  Consequently, no proceeds were allocated to the redemption value.  The redemption value was recorded as temporary equity and a deemed dividend.   The cash obligation required to satisfy the Conversion Premium, less cash r eceived was recorded as a derivative liability.

Conversion of the Series C Stock

The Company receives notice of conversion from the holder with a calculation of the number of common shares required to be issued to satisfy the redemption value plus the C onversion P remium.  The Company has never elected to satisfy the conversion premium in cash.  The Company then issues the number of common shares determined by the holder using a VWAP calculation for the Measurement Period before the conversion date .  The shares may be issued over time due to ownership limitations of the holder. Upon conversion of the Series C Stock , the Company reduce s the derivative liability by the amount that was originally recorded for the number of Series C Stock converted.  Any difference between the current fair value of the common shares issued to satisfy the conversion premium and the originally recorded derivative liability was recorded as a loss on derivative liability.  Temporary equity is also reduced by the fair value the common shares issued to satisfy the redemption value (amounts recorded in temporary equity).  Any difference is recorded as additional deemed dividend or an equity contribution.

The holder may be entitled to additional shares subsequent to the conversion date i f the VWAP calculation for the portion of the Measurement Period following the date of conversion is lower than the VWAP for the portion of the Measurement Period prior to the date of conversion , referred to as “true-up” shares. If the VWAP calculation is higher, no true-up shares are issued.

Management has determined that the potential obligation to issue “true-up ” shares under the Conversion Premium creates a n additional derivative liability. The determination of the number of true-up shares due, if any, is based on the lowest VWAP calculation over the Measurement Period that extends beyond the conversion date. In addition, if the Company has not complied with certain provisions of the Certificate of Designation, the Measurement Period does not end until the Company is in compliance. The potential obligation to issue true-up shares after the co nversion date is a derivative liability.

The derivative liability for the True-Up Shares at the end of each period represents Series C Stock conversions in respect of which the Measurement Period had not expired as of the period end. The fair value of the derivative liability has been estimated using a binomial pricing model , the estimated remaining Measurement Period , the share price and the historical volatility of the Company’s common stock.

Adjustments to the Carrying value of the Series C Stock and the Derivative Liability

At each reporting period the Company determined the fair value of the common shares required to satisfy the redemption of the outstanding Series C Stock and recorded an additional deemed dividend or an equity contribution for any differences.  The redemption C onversion P remium was assumed to be settled in cash because cash settlement is more favorable to the Compa ny. The fair value of the common shares required to satisfy the redemption of the Series C Stock was determined generally using the closing share price of the Company’s stock as of the reporting date.  The amount of cash required to settle the Conversion P remium was generally fixed at the time of issuance .  Consequently , the fair value of the derivative liability relating to the cash obligation to satisfy the Conversion Premium is generally unchanged until conversion.

The cash required to settle the conversion premium was unchanged until the dividend rate of 24.95% was increased in accordance with the terms of the Series C Stock to 34.95% due to covenant violations.  The increase in the conversion premium was recorded as an increase in the derivative liability and a loss on change in fair value of derivative liability.

The fair value of the derivative liability relating to the potential obligation to issue true-up shares is subject to adjustment as the Company’s stock price changes.  Such changes are recorded as changes in fair value of derivative liability.

   April 20, 2021 A mendment to the Series C Stock COD

On April 20, 2021, the C ompany amended the Series C Stock certificate of designation (COD) to require all conversions to be in common shares, thus removing the cash option for redemption of the C onversion P remium.  We determined that the amendment required reclassification of the Series C Stock recorded in temporary equity to be reclassified to permanent equity with no further quarterly adjustments.

Effect on derivative liability

We determined that the removal of the cash option for conversion of the C onversion P remium changed the cash redemption assumption to assume, in all cases , share redemption.  Therefore, the derivative liability is required to be recorded at the fair value of the equivalent number of common shares issuable to satisfy the C onversion P remium.  We recorded an adjustment to derivative liability and loss on derivative on April 20, 2021 and we will record changes in fair value of the derivative liability each quarter the re after as long as any Series C Stock are outstanding.   We estimated the fair value of the derivative liability for the outstanding Series C Stock Conversion Premium using the period end number of shares required to satisfy the Conversion Premium at the period end closing share price of the Company’s common stock, except as noted below.

Limitations on using the closing price of the Company’s common stock to determine fair value

The Company is a smaller reporting company and is traded on the NYSE American exchange.  Historically, our stock price has been extremely volatile and subject to large and sometimes unexplained price variations on a daily or weekly basis.  In addition, the Company declared four reverse stock splits in 2018 and 2019 and the Company’s common stock generally trades at less than $1.00 per share.   These factors have exacerbated daily volatility of our stock price.  Consequently, we believe that the closing price of our stock on the reporting date may not, in all cases, represent the fair value of the common share required to satisfy the redemption of the Series C Stock .   Recognizing that the closing share price of our publicly traded stock is an observable input to fair value, we used such price for determining fair value in most cases and only considered an alternative measure of fair value when the closing price of the Company’s common stock varied by more than 20% from the five-day moving average immediately prior to the measurement date.  In such cases, we used an average closing price of the previous 30-day period as an estimate of fair value, adjusted for stock splits if applicable. In addition, conversion of the Series C shares require a significant number of common shares to be issued in relation to the total number of shares outstanding.  We do not believe that the market price of the Company’s common stock appropriately reflects the potential for significant dilution caused by a large conversion and may not be representative of market value.   In cases where the number of common shares required to satisfy a conversion of the Series C shares into common stock was significant in relation to the total number of shares outstanding (approximately 30% or greater) we determined the fair value of the embedded features based on the historical market capitalization of the Company.

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

Activities for derivative Series C Preferred Stock derivative liability during the years ended March 31, 2020 and 2019 were as follows:

	2020	2019
Carrying amount at beginning of period	$60,303,474	$19,770,385
Change in fair value	17,602,307	72,180,129
Settlement of Obligation (issuance of common shares)	(269,115)	(31,647,040)
Carrying amount at end of period	$77,636,666	$60,303,474

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

N&B Energy

On September 12, 2019, N&B Energy filed a petition in the District Court for the 285th Judicial District of Bexar County, Texas (Case #2019CI11816). Pursuant to the petition, N&B Energy raises claims against the Company for breach of contract, unjust enrichment, money had and received and disgorgement, in connection with $706,000 which it alleges it is owed under the Sale Agreement for true ups and post-closing adjustments associated therewith. The petition seeks amounts owed, pre- and post-judgment interest and attorney’s fees. The Company denies N&B Energy’s claims. Effectiv e December 18, 2020, the Company entered into a Settlement Agreement and Mutual Release with N&B , and the lawsuit/arbitration was dismissed with prejudice.

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

NOTE 15 – STOCKHOLDERS’ DEFICIT

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

On October 9, 2021 the Company entered into agreements (the “October Agreements”) with each of the First Series C Preferred Stock investors, pursuant to which the investors agreed to refrain from declaring defaults or bringing a breach of contract action under the SPAs, and one investor, a noteholder, agreed to refrain from declaring defaults or bringing a breach of contract action under the Notes, in each case provided the Company: (i) within 30 days of the date of the October Agreements, amended the COD to provide that holders of the Preferred Shares will vote together with holders of common stock on all matters other than election of directors and shareholder proposals (including proposals initiated by any holders of Preferred Shares), on an as-if converted basis, subject to the beneficial ownership limitation in the COD, even if there are insufficient shares of authorized common stock to fully convert the Preferred Shares (the “COD Amendment Requirement”); (ii) files by November 19, 2021 all reports required to be filed by the Company with the SEC; and (iii)  to implement and maintain, as soon as possible but no later than December 31, 2021, a sufficient reserve from its duly authorized Common Stock for issuance of all Conversion Shares

In November 2021, as a further accommodation to the Company and in order to help facilitate implementation of the Company’s business plans and continued trading on the NYSE American, the investors agreed to extend the deadline for the Filing Requirement to December 6, 2021.  The Company did not meet satisfy the Filing Requirement.

As of March 31, 2020 and 2019, the Seri e s C Preferred shares were convertible into a substantial number of the Company’s common shares which could result in significant dilution of the Company’s existing shareholders.  If the outstanding Series C Preferred were converted as of March 31, 2020 and 2019, the Company estimates that the following common share s would be required to be issued to satisfy the conversion of the Series C Preferred shares:

	March 31, 2020	March 31, 2019
Estimated number of shares issuable for conversion at $3.25 per share	8,673,846	283,692
Estimated number of common shares required to satisfy Conversion Premium using VWAP at period end	129,932,618	9,892,800
	138,606,464	10,176,492

Add itionally. i f the Ser ies C preferred shares were converted on the above dates, t he Company could be required to issu e addition al common shares ( true-up shares ) .

As of March 31, 2020, t he Company ha d 25,000,000 authorized common shares and 5,000,000 common shares outstanding . Under the terms of the Series C COD in effect as of that date, it did not clearly articulate the issue if there were an insufficient number of shares available for issuance .  However, the Company believe d that it was under no obligation to satisfy the conversion option in anything other t h an common shares and had a verbal agreement with the holder of this understanding.  Th is understanding was later memorialized in the April 20, 202 1 amendment which specifies that the C ompany is required to use its best efforts to obtain shareholder approval to increase the number of authorized shares to satisfy conversions.    T he Company is under no obligation to satisfy any requested conversions if there is an insufficient number of unissued auth orized shares available.

The Certificates of Designations with respect to the Company’s Series C Preferred Stock and Series G Preferred Stock (collectively, the “CODs”) and/or the Stock Purchase Agreements regarding the sale of such Series C Preferred Stock and Series G Preferred Stock (collectively, the “SPA’s”), contain covenants requiring the Company to timely file all reports required to be filed by the Company pursuant to the Exchange Act (the “Filing Requirement”).  The Company did not satisfy the Filing Requirement and, consequently, on or about March 9, 2022, the preferred stock holders, Discover and Antilles, filed a Verified Complaint against the Company (the “Discover/Antilles Complaint”) as a result of the default by the Company under the CODs.  A default under the CODs and/or SPA’s is also considered an event of default under each of the Promissory Notes executed by the Company in favor of Discover (collectively, the “Discover Notes”) (see subsequent events), and upon an event of default under the Discover Notes, Discover may, at its option, declare the principal and any and all interest then accrued thereon, at once due and payable, and exercise any other rights under applicable agreements.  Discover did not exercise its right to declare the amount owing under the Discover Notes immediately due and payable, but Failure by Discover to exercise such right does not constitute a waiver of the right to exercise the same in the event of any subsequent default.  As of April 18, 2022, Discover, Antilles and the Company entered into a Settlement Agreement to settle the Discover/Antilles Complaint, and the Settlement Agreement was approved by the Court on or about May 12, 2022.  If the Company fails to satisfy future Filing Requirements, it would be considered a default under the CODs and SPA’s, which in turn would constitute an event of default under the Discover Notes.

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

NOTE 16 – SHARE-BASED COMPENSATION

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

NOTE 17– INCOME (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per share for the years ended March 31, 2020 and 2019 was as follows:

	Year Ended
	March 31,
	2020 (as Restated)	2019 (as Restated)
Numerator:
Income (loss)	$(27,958,169)	$(42,036,100)
Less preferred dividends	(7,131,495)	(613,594)
Net loss attributable to common stockholders	$(35,089,664)	$(42,649,694)

Denominator
Weighted average share – basic	2,109,622	3,951

Dilutive effect of common stock equivalents
Options/warrants	—	—
Denominator
Total Weighted average shares – diluted	2,109,622	3,951
Income (loss) per share – basic
Continuing operations	$(16.64)	$(10,794.66)
Income (loss) per share – diluted
Continuing Operations	$(16.64)	$(10,794.66)

For the year ended March 31, 2019, the effect of the common stock equivalents was anti-dilutive. Consequently, basic and dilutive earning per share are the same. For the years ended March 31, 2020 and 2019, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would be anti-dilutive (assuming the maximum possible conversion price).

	2020	2019
Common Shares Issuable for:
Convertible Debt	276	—
Options and Warrants	38	41
Series C Preferred Shares	138,606,464	10,176,492
Total	138,606,778	10,176,533

NOTE 18 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the years ended March 31, 2020 and 2019:

	2020	2019
Interest	$14,771	$842,520
Income taxes	$—	$—

Non-cash investing and financing activities for the years ended March 31, 2020 and 2019 included the following:

	2020	2019

Reduction in Accounts Payable for Payments Made on Previously Accrued Capital Expenditures	$—	$547,033
Change in Estimate for Asset Retirement Obligations	$85,069	$19,461
Issuance of Common Stock for Payment of Consulting Fees	$—	$234,430
Settlement of Common Stock Payable	$331,030	$—
Conversion of Preferred B Shares to Common Stock	$44	$365

Conversion of Notes and Accrued Interest to Common Stock	$—	$917,104
Conversion of Preferred Stock to Common Stock	$4,899	$4
Warrants Issued in Abeyance	$29	$—
Issuance of Common Stock for Dividends	$3	$2,782

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

Fair Value Measurements

The liabilities carried at fair value as of March 31, 2020 and March 31, 2019 were as follows:

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$77 ,636,666	$—	$—	$77,636,666
Total liabilities at fair value	$77,636,666	$—	$—	$77,636,666

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$60,303,479	$—	$—	$60,303,479
Total liabilities at fair value	$60,303,479	$—	$—	$60,303,479

The derivative liabilities relating to the Series C Preferred Stock are considered level 3 because, under certain circumstances the closing price of the Company’s common stock as quoted on the NYSE American stock exchange may not represent fair value and require adjustment (see note 10) .  There were no transfers in or out of Level 3 for the year ended March 31, 2020 or 2019.

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

During the year ended March 31, 2020 the Company paid James Miller directors fees of $53,333 .

NOTE 21– SUBSEQUENT EVENTS

Authorized Shares of Common Stock :

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

On February 23 , 2021, pursuant to the authorization and approval provided by the stockholders of the Company at the special meeting of stockholders held on February 23 , 2021, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to increase its authorized shares of common stock, $0.001 par value per share, from 25 million shares to 250 m illion shares, which filing became effective on the same date.

On December 30 , 202 1 , pursuant to the authorization and approval provided by the stockholders of the Company at the special meeting of stockholders held on December 30 , 202 1 , the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to increase its authorized shares of common stock, $0.001 par value per share, from 250 million shares to 1 b illion shares, which filing became effective on the same date.

Consulting Agreements:

On February 15, 2020, the Company entered into a letter agreement (“ Sylva Agreement”) with Sylva International LLC d/b/a SylvaCap Media (“SylvaCap”), pursuant to which SylvaCap agreed to act as the Company’s non-exclusive digital marketing service provider in consideration for an aggregate of 100,000 shares of restricted common stock (the “SylvaCap Shares”), which are fully-earned upon their issuance, and $50,000 per month during the term of the agreement, which was to end on June 15, 2020. On May 12, 2020, the Company entered into the first amendment to the Sylva Agreement. Pursuant to the amendment, the Company and SylvaCap extended the term of the letter agreement to October 19, 2020. The SylvaCap Shares were issued on May 15, 2020.

On January 6 , 202 1 , the Company entered into a letter agreement Sylva Cap (the “2021 Sylva Agreement”) , pursuant to which SylvaCap agreed to act as the Company’s non-exclusive digital marketing service provider in consideration for an aggregate of 275 ,000 shares of restricted common stock, which are fully-earned upon their issuance, and $50,000 per month during the term of the agreement, which was to end on December 31 , 202 1 . On or about January 1, 2022, the Company and SylvaCap extended the term of the 2021 Sylva Agreement to June 30, 2022, and the Company agreed to issue SylvaCap an additional 150,000 shares of restricted common stock .   The monthly cash fee remained the same.

On or about January 11, 2021, the Company entered into a consulting agreement with Agro Consulting, LLC (“Agro”) pursuant to which Agro agreed to provide services, including introductions to business development and acquisition opportunities , to the Company for a 4 - month period ending May 11, 2021 .  The Company agreed to pay Agro a consulting fee of $195,000 , payable, at the Company’s option, in cash or shares of restricted common stock of the Company based on a share price equal to the closing price of the Company’s common stock on January 11, 2021 .   The Company opted to pay $ 25,000 in cash and $ 170,000 in stock.  O n or about February 25, 2021 the parties entered into an amending agreement to extend the term to November 15, 2021 , in exchange for which the Company agreed to pay Agro a fee of $295,000, which the Company opted to pay $25,000 in cash and $ 270,000 in stock (based on the same stock price as per the original agreement).  On or about April 22, 2021 the parties entered into a second amending agreement to extend the term to March 15 , 202 2 , in exchange for which the Company agreed to pay Agro a cash fee of $5 0 ,000 and issue to Agro 360,000 shares of restricted common stock.   On or about July 28 , 2021 the parties entered into a thir d amending agreement to extend the term to August 31 , 2022, in exchange for which the Company agreed to pay Agro a cash fee of $50,000 and issue to Agro 45 0,000 shares of restricted common stock .

On or about April 22, 202 1 , the Company entered into a letter agreement with Regal Consulting LLC (“ Regal ”), pursuant to which Regal agreed to provide the Company with strategic consulting and business advisory services in consideration for warrants entitling Regal to purchase 100,000 shares of common stock (the “ Regal Warrants ”), and $ 2 0,000 per month during the term of the agreement, which was to end on October 22, 202 1 .   The Regal Warrants have a one-year term and an exercise price equal to closing price of the Company’s common stock on April 22, 2021 .  On October 14 , 202 1 , the Company entered into an amendment to the a greement to extend the term to April 22, 2022 .    Pursuant to the amendment, the Company and SylvaCap extended the term of the letter agreement to October 19, 2020 , and the Company agreed to issue Regal 5,000 shares of restricted common stock per month during the extended term .

Shares of Series A, Series B, Series E and Series F Convertible Preferred Stock:

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

Shares of Series C Preferred Stock:

Conversions of Series C Stock in 2020:

From April 1, 2020 through December 31 , 2020, Discover converted 756 shares of Series C Preferred Stock into approximately 19,823,487 shares of common stock .

Sales of Series C Stock in 2020:

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

  On December 11, 2020, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Discover.  The transactions contemplated by the Exchange Agreement closed on December 11, 2020. Pursuant to the Exchange Agreement, as an accommodation to the Company, and in order to reduce the potential dilutive impact of the Series C Preferred Stock, by reducing the number of outstanding shares of Series C Preferred Stock, the Investor exchanged 600 shares of Series C Preferred Stock, which had an aggregate face value of $6,000,000 (600 shares each with a face value of $10,000 per share), for a $6,000,000 secured Promissory.

Sales of Series C Stock in 2021:

On January 8, 2021, the Company issued, effective December 31, 202 0 , 1,890 shares of Series C Stock to EMC Capital Partners, LLC, and received 16,153,846 shares of Viking common stock as consideration.

On or about July 9, 2021, Antilles Family Office, LLC purchased 1,575 shares of Series C Stock from the Company for $15 million.

True-Up Issuances in 2021:

Between February 23, 2021 and June 17, 2021, the Company issued Discover 43,970,077 shares of common stock in connection with the shares of Series C Stock converted by Discover in 2020. This “true-up” entitlement was a result of the price of the Company’s common stock being lower during the portion of the Measurement Period following the initial conversions than the low VWAP of the common stock during the portion of the Measurement Period prior to the initial conversions.

On September 1, 2021, the Company issued 10,360,076 shares of common stock to Discover in connection with a true-up notice from Discover. The Company disputed the issuance but issued the shares on a without prejudice basis. In October, 2021, as part of a forbearance arrangement entered into with Discover in connection with the Company not filing all reports required with the Securities and Exchange Commission, the Company acknowledged that all prior conversion notices issued by Discover were true and correct.

Conversions of Series C Stock in 2021:

From June 18, 2021 through December 31, 202 1 , Discover converted 1,575 shares of Series C Preferred Stock into approximately 174,218,536 shares of common stock .

From September 14, 2021 through December 31, 2021, EMC converted 97 shares of Series C Preferred Stock into approximately 12,443,320 shares of common stock.

Redemptions of Series C Stock in 2022:

On or about January 3, 2022, the Company purchased for cancellation 1,664 shares of Series C Stock held by EMC Capital Partners, LLC for a redemption price of $18,850,000.

True-Up Issuances in 2022:

Between January 18, 2022 and February 22, 2022, the Company issued Discover 38,185,136 shares of common stock in connection with the shares of Series C Stock converted by Discover in 2021.  This “true-up” entitlement was a result of the price of the Company’s common stock being lower during the portion of the Measurement Period following the initial conversions than the low VWAP of the common stock during the portion of the Measurement Period prior to the initial conversions

Conversions of Series C Stock in 2022:

On or about January 4, 2022, EMC converted 129 shares of Series C Preferred Stock, entitling EMC to receive 16,548,332 shares of common stock, of which 2,052,507 shares of common stock were issued to EMC and the balance of 14,495,825 were issued May 16, 2022.

From February 23, 2022 through March 7, 2022, Discover converted 488 shares of Series C Preferred Stock into approximately 62,601,441 shares of common stock. On May 16, 2022, Discover converted their remaining 30 shares of Series C Preferred Stock into 3,848,450 shares of common stock.

On May 16, 2022, Antilles converted 400 shares of Series C Preferred Stock into approximately 35,834,731 shares of common stock.

Outstanding Series C Stock

As of May 16, 2022, Discover no longer holds any Series C Preferred Stock and Antilles holds 1,175 shares of Series C Preferred Stock. Based on applicable conversion metrics and entitlements set out in the COD, the Company estimates the number of common shares issuable to Antilles on the conversion of such shares of Series C Preferred Stock to be as follows:

Common Shares Potentially Issuable to Antilles:

Antilles Family Office - Est. Common Share Calc.
Conversion Price for Preferred Stock	3.25
Camber Common Share Price	0.4503
Price for Calculating Conversion Premium (i.e. 85% of VWAP less $0.10)	$0.2828
Series C Pref Shares	1,175
Face value per share	$10,000
Total value	$11,750,000
Annual Conversion Premium	4,106,625
Total conversion Premium (7 years guaranteed)	$28,746,375
Underlying common shares for Face Value Portion	3,315,385
Underlying common shares for Conversion Premium	101,649,134
Total Potential Shares	104,394,519
Less: Converted
Balance	104,394,519

Dealings with Viking Energy Group, Inc.

Amendments to and Termination of 2020 Merger Agreement :

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

December 23, 2020 Transaction :

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

Extinguishment of $18.9 million Promissory Note :

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

February 2021 Merger Agreement with Viking :

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

December 2021 Financing Transactions

$1,000,000 Loan:

On or about December 9, 2021, the Company received $1,000,000 from Discover and in connection therewith executed and delivered the following in favor of Discover: (i) a promissory note dated on or about December 8, 2021 in the principal amount of $1,052,631.58, representing a 5% original issue discount, accruing interest at the rate of 10% per annum and maturing March 8, 2022; (ii) a Security Agreement-Pledge granting Discover a first-priority security interest in Camber’s common shares of Viking; and (iii) a general security agreement granting Discover a first-priority security interest in Camber’s other assets. Discover may convert amounts owing under the promissory note into shares of common stock of Camber at a fixed price of $1.25 per share, subject to beneficial ownership limitations. This promissory note was paid in full by the Company on January 4, 2022.

$25,000,000 Loan :

On December 31, 2021, Discover loaned the Company $25,000,000 pursuant to a loan agreement dated on or about December 24, 2021 (the “Loan”).   Features of the Loan include: (i) a maturity date of January 1, 2027; (ii) an interest rate equal to the Wall Street Journal Prime Rate, and payable at maturity: (iii) an original issue discount equal to 5%; and (iv) a conversion feature entitling the Investor to convert all or part of the principal amount of the Loan into shares of common stock of the Company at a price equal to $1.50 per share, subject to a 9.99% beneficial ownership limitation.   The Loan is secured by a first-priority security interest in the Company’s assets, including a pledge of the shares of common stock owned by the Company in Viking .  T he Loan is also supported by a Guaranty from Viking.

The Company also executed a Warrant Agreement in favor of Discover entitling Discover to purchase up to 50,000,000 shares of common stock of the Company at an exercise price of ten dollars ($10.00) per share for the first 25,000,000 shares, and twenty dollars ($20.00) per share for the remaining 25,000,000 shares. The Warrant Agreement will have a term of five years.

Amendments to Promissory Notes:

Effective December 24 2021, Camber and Discover executed amendments to previously issued Promissory Notes by the Company in favor of Discover, pursuant to which:

(i)	the Maturity Date of each of the Promissory Notes was extended from January 1, 2024 to January 1, 2027;

(ii)	the conversion price was increased from $1.25 to $1.50 per share of common stock; and

(iii)	the interest rate was decreased from 10% per annum to the WSJ Prime Rate.

Sale of Series G Preferred Stock:

On December 30, 2021, Antilles Family Office, LLC (“Antilles”) agreed to purchase from the Company 10,544 shares of newly designated Series G redeemable convertible preferred stock (the “Series G Preferred Stock”), having a face value of $10,000 per share, for an aggregate price of $100,000,000 (the “Purchase Price”), representing at a 5% original issue discount.  The Purchase Price was paid by Antilles via payment of $5,000,000 in cash on December 31, 2021, and the execution and delivery of four Promissory Notes (each a “Note” and collectively, the “Notes”) from Antilles in favor of Company, each in the amount of $23,750,000 and payable by Antilles to the Company on March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, respectively.  There are 2,636 shares of Series G Preferred Stock associated with each Note, and Antilles may not convert the shares of preferred stock associated with each Note into shares of common stock or sell any of the underlying shares of common stock (the “Conversion Shares”) unless that Note is paid in full by Antilles.  The Company may in its sole discretion redeem the 2,636 shares of Series G Preferred Stock associated with each Note by paying Antilles $1,375,000 as full consideration for such redemption. Also, Antilles may offset the then outstanding balance of each Note against the 2,636 shares of Series G Preferred Stock associated with that Note by electing to cancel the 2,636 shares as full consideration for cancellation of the Note in the event of a breach or default of any of the transaction documents by the Company.

On December 31, 2021, the Company also executed and delivered a Warrant Agreement (the “Warrant Agreement”) in favor of Antilles entitling Antilles to purchase up to 100,000,000 shares of common stock of the Company (the “Warrant Shares”) at an exercise price of $2.00 per share for the first 50,000,000 shares and an exercise price of $4.00 per share for the remaining 50,000,000 shares. The Warrant Agreement has a term of five years.

The Company agreed to use its best efforts to file with the Securities and Exchange Commission as promptly as practicable, and in any event within 30 days after the date on which the Company files all reports required to be filed pursuant to the Securities Exchange Act of 1934 (the “Act”), a Registration Statement on Form S-3 registering the delayed and continuous resale of all Conversion Shares and Warrant Shares pursuant to Rule 415 under the Act, subject to any limitations imposed by applicable securities laws as to the number of Conversion Shares and/or Warrant Shares that are eligible for registration, and to use best efforts to cause such Registration Statement to be declared effective under the Act as promptly as practicable and in any event within 60 days after filing. No Registration Statement will be declared effective unless the Investor pays for the particular tranche of shares of Series G Preferred Stock in full .

Partial Redemption of Series G Preferred Stock

On March 10, 2022, the Company paid Antilles $1,375,000 and redeemed the 2,636 shares of Series G Preferred Stock associated with the Note due March 31, 2022 , thereby canceling such Note and reducing the number of shares of Series G Preferred Stock outstanding from 10,544 to 7,908. As mentioned above, Antilles may not convert any of the remaining shares of preferred stock associated with any remaining Note into shares of common stock or sell any of the underlying shares of common stock unless that Note is paid in full by Antilles , and the Company may redeem the shares of Series G Preferred Stock associated with each Note by paying Antilles $1,375,000 as full consideration for such redemption .

Terms of Series G Stock

The rights, entitlements and other characteristics of the Series G Preferred Stock are set out in the Certificate of Designations of Preferences, Powers, Rights and Limitations of Series G Redeemable Convertible Preferred Stock filed by the Company with the State of Nevada on December 30, 2021 (the “COD”).

Pursuant to the COD, the Series G Preferred Stock may be converted into shares of common stock at any time at the option of the holder at a price per share of common stock equal to one cent above the closing price of the Company’s common stock on the date of the issuance of such shares of Series G Preferred Stock, or as otherwise specified in the Stock Purchase Agreement, subject to adjustment as otherwise provided in the COD. Upon conversion, the Company will pay the holders of the Series G Preferred Stock being converted a conversion premium equal to the amount of dividends that such shares would have otherwise earned if they had been held through the maturity date.

The Series G Preferred Stock, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior to the Company’s common stock; (b) junior to the Series C Redeemable Convertible Preferred Stock, (c) senior to the Series E Redeemable Convertible Preferred Stock and Series F Redeemable Convertible Preferred Stock, as such may be designated as of the date of this Designation, or which may be designated by the Company after the date of this Designation; (d) senior, pari passu or junior with respect to any other series of Preferred Stock, as set forth in the Certificate of Designations of Preferences, Powers, Rights and Limitations with respect to such Preferred Stock; and (d) junior to all existing and future indebtedness of the Company.

Except as prohibited by applicable law or as set forth herein, the holders of shares of Series G Preferred Stock will have the right to vote together with holders of common stock and Series C Preferred on all matters other than: (i) the election of directors; (ii) and any shareholder proposals, including proposals initiated by any holder of shares of Series G Preferred Stock), in each instance on an as-converted basis, subject to the beneficial ownership limitation in the COD even if there are insufficient shares of authorized common stock to fully convert the shares of Series G Preferred Stock into common stock.

Commencing on the date of the issuance of any such shares of Series G Preferred Stock, each outstanding share of Series G Preferred Stock will accrue cumulative dividends at a rate equal to 10.0% per annum, subject to adjustment as provided in the COD, of the Face Value. Dividends will be payable with respect to any shares of Series G Preferred Stock upon any of the following: (a) upon redemption of such shares in accordance with the COD; (b) upon conversion of such shares in accordance with the COD; and (c) when, as and if otherwise declared by the board of directors of the Corporation.

Dividends, as well as any applicable Conversion Premium payable hereunder, will be paid in shares of common stock valued at (i) if there is no Material Adverse Change (“MAC”) as at the date of payment or issuance of common shares for the Conversion Premium, as applicable, (A) 95.0% of the average of the 5 lowest individual daily volume weighted average prices of the common stock on the Trading Market during the applicable Measurement Period, which may be non-consecutive, less $0.05 per share of common stock, not to exceed (B) 100% of the lowest sales price on the last day of such Measurement Period less $0.05 per share of common stock, or (ii) during the time that any MAC is ongoing, (A) 85.0% of the lowest daily volume weighted average price during any Measurement Period for any conversion by Holder, less $0.10 per share of common stock, not to exceed (B) 85.0% of the lowest sales price on the last day of any Measurement Period, less $0.10 per share of common stock.

On the Dividend Maturity Date, the Corporation may redeem any or all shares of Series G Preferred Stock by paying Holder, in registered or unregistered shares of common stock valued at an amount per share equal to 100% of the Liquidation Value for the shares redeemed, and the Corporation will use its best efforts to register such shares.

Legal Proceedings

On October 29, 2021, a Class Action Complaint (i.e. C.A. No. 4:21-cv-03574 ) was filed against the Company, its CEO and CFO by Ronald E. Coggins, Individually and on Behalf of All Others Similarly Sit uated v. Camber Energy, Inc., et al .; in the U.S. District Court for the Southern District of Texas, Houston Division , pursuant to which the Plaintiffs are seeking to recover damages alleged to have been suffered by them as a result of the defendants’ violations of federal securities laws.  The defendants deny the allegations contained in the Class Action Complaint, and have engaged Baker Botts L . L . P . to defend the action.

On or about April 18, 2022, the Company was made aware of a Shareholder Derivative Complaint filed with the District Court in Clark County, Nevada (Case No.: A-22-848486-B) against the Company and its directors.  The allegations contained in the Complaint are similar to those in the above-noted Class Action Complaint.  The defendants deny the allegations contained in the Class Action Complaint, and have engaged Baker Botts L.L.P. to defend the action.

Effective as of April 18, 2022, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Discover and Antilles (collectively the “Investors”), pursuant to which the Company agreed to settle claims asserted by the Investors in the Verified Complaint filed by the Investors against the Company in the United States District Court (the “Court”) for the Southern District of Texas (Case No. 4:22-cv-755) on or about March 9, 2022, which complaint alleged that the Company breached its Stock Purchase Agreements with the Investors, pursuant to which the Investors had purchased shares of Series C Redeemable Convertible Preferred Stock and Series G Redeemable Convertible Preferred Stock of the Company (collectively the “Preferred Stock”), by failing to timely file all reports required to be filed by the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Conditioned upon the Court approving the Settlement Agreement, the Company and its transfer agent are required to issue “free-trading” shares of Company common stock to the Investors without restrictive legend pursuant to the conversion terms in the Certificates of the Designation governing the Preferred Stock. The Investors and the Company are required to jointly request a stipulated order (a) finding that (i) under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”) that the exchange of Preferred Stock for shares of Company common stock provided for in the Settlement Agreement is fair, (ii) the shares of Company common stock issued upon conversion of the shares of Preferred Stock previously purchased by the Investors are not required to be registered under the Securities Act, and (iii) the Investors are not required to register as dealers pursuant to Section 15(b) of the Exchange Act; (b) requiring 500,000,000 shares of Company common stock to be reserved for issuance on conversion of all shares Preferred Stock currently held by the Investors, or which the Investors are entitled to acquire under their purchase agreements; and (c) requiring the immediate issuance of free-trading shares of Company common stock on delivery of a conversion request regarding shares of Preferred Stock. On April 18, 2022, the parties submitted that stipulated order to the Court for approval. No payments are due to the Investors pursuant to the Settlement Agreement, and the number of shares of common stock to be issued to the Investors upon conversion of the Preferred Stock will be calculated pursuant to the terms of the applicable Certificate of Designation, the terms of which have not been modified by the Settlement Agreement. On or about May 12, 2022, the Settlement Agreement was approved by the Court.

The Stock Purchase Agreements between the Investors and the Company remain in full force and effect, as do the Promissory Notes executed and delivered by Antilles Family Office, LLC (“Antilles”) in favor of the Company (the “Antilles Notes”). Among other things, (i) Antilles shall not be entitled to sell or convert any Series G Redeemable Convertible Preferred Stock unless Antilles has paid all amounts owing under the Antilles Notes, and (ii) the Company is still entitled to redeem the remaining Series G Redeemable Convertible Preferred Stock pursuant to the terms of the Stock Purchase Agreements and/or Antilles Notes.

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

Management has identified the following material weaknesses in the Company’s system o f internal control over financial reporting:

1.        The C ompany does not have sufficient staff to maintain a proper segregation of duties ;

2.        The Company lack s sufficient internal resources to analyze and interpret accounting for certain complex features of the Series C Preferred shares and other complex accounting issues ; and

3.        The C ompany d oes not have enough competent accounting staff and senior management that can provide proper oversight and detection of errors .

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

Management of the Company is addressing these material weaknesses by hiring additional staff and seeking the assistance of subject matter experts for accounting advice on complex matters.

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

On October 31, 2018, Discover converted the entire $495,000 remaining balance of principal owed under the terms of a convertible debenture, into an aggregate of 642 shares of common stock, including 5 shares of common stock issuable upon conversion of the principal amount thereof (at a conversion price of $101,562.50 per share), and 637 shares in connection with conversion premiums due thereon (at an initial conversion price, as calculated as provided in such debenture, of $1,912.50 per share). A total of 80 of such shares were issued to Discover in connection with the initial conversion and the remaining shares were held in abeyance subject to Discover’s 9.99% ownership limitation, to be issued from time to time, at the request of Discover. Subsequent to the October 31, 2018 conversion date, Discover was due additional shares of common stock in connection with true ups associated with the original issuance, as a result of the conversion price of the conversion premiums falling to $31.25 per share pursuant to the terms of the convertible debenture. As a result, from April 1, 2019 to March 31, 2020, Discover was issued 29,073 shares of common stock as true-ups in connection with the October 31, 2018 conversion of the $495,000 remaining balance of principal owed under the terms of a convertible debenture. No additional shares were owed to Discover as of March 31, 2020, pursuant to the debenture.

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

Dated: May 17, 2022

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