Form 10-Q/A
period 2020-06-30
CAMBER ENERGY, INC.
filed 2022-05-18
CIK 1309082

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	414,290,116 (as of May 16 , 2022)

Explanatory Note

Camber Energy, Inc (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on August 24, 2020 (“Original 10-Q”) We then amended the Original 10-Q by filing Amendment No. 1 on For m 10-Q/A (the “First Amendment”) with the SEC on November 22, 2021 which amended the Original 10-Q.  This Amendment No. 2 on Form 10-Q/A (the “Second Amendment”) further amends the First Amendment.

Restatement Background

First Amendment

On October 31, 2020, the Company received a comment letter from the SEC ("SEC Comment Letter") with respect to Amendment No. 2 to the Registration Statement on Form S-4 filed on October 14, 2020. Among other things, the SEC Comment Letter questioned the Company’s historical accounting treatment regarding the sale of our Series C Redeemable Convertible Preferred Stock (the “Series C Stock”).  The Company recorded such sales as “permanent equity,” and the SEC Comment Letter suggested the appropriate accounting classification was something other than permanent equity given certain provisions within the Certificate of Designation for the Series C Stock  (“COD”). After considering the SEC Comment Letter and reviewing the COD, the Company and the holder of the Series C Stock determined there were several errors made in the drafting of the COD that could result in unintended consequences. Both parties agreed to subsequently correct the COD, and Certificates of Correction to the COD were filed on December 9, 2020, and on April 20, 2021, to correct the errors.  Both parties agreed the corrections would be applied retroactive to the original filing date of the COD, being August 25, 2016; however, US GAAP requires a transaction to be accounted for in accordance with the terms of an agreement in effect during the period of the financial statements, and, consequently, the Company determined that in accordance with the terms of the original COD, the Series C Stock should have been recorded as temporary equity instead of permanent equity. In addition, certain provisions of the original COD required the Company to recognize a derivative liability for certain conversions of the Series C Stock into common stock. After consultations with the SEC staff and the Company’s accounting advisors, the Company determined: (i) the impact of the error(s) is material for the fiscal years ended March 31, 2019 and 2020;  and (ii) to restate its Annual Report on Form 10-K for the year ended March 31, 2020, inclusive of comparative financial statements for the year ended March 31, 2019, the previously filed quarterly report on Form 10-Q for the three months ended June 30, 2020, and the previously filed quarterly report on Form 10-Q for the three and six month periods ended September 30, 2020.   The Company filed the First Amendment to correct the Accounting for the Series C Stock.

Second Amendment

After filing the First Amendment, we had additional consultations with the SEC staff and determined that the accounting for the Series C Stock in the First Amendment required further adjustment from our previously determined accounting treatment. The Series C Stock are temporary equity and include an embedded derivative due to the potential conversion into a variable number of common shares. The Series C Stock are redeemable or convertible, at the company’s option, upon issuance. The face value of the Series C Stock is convertible into common shares at a fixed rate. As a result, upon issuance a portion of the Series C Stock is recorded as temporary equity with a corresponding amount recorded as a deemed dividend. The carrying value of the portion of the Series C Stock recorded in temporary equity is required to be adjusted based on the fair value of the Company’s common shares required to satisfy a conversion with a corresponding recognition of an additional deemed dividend or an equity contribution. If the Series C Stock are redeemed or converted prior to the stated term, the dividends are required to be paid as if the shares were held to maturity.

As a result, the Company should have recorded a deemed dividend upon issuance and a derivative liability. Any differences between the consideration paid for the Series C Stock and the value of the derivative liability less the portion allocated to temporary equity should have been recorded as a loss on derivative liability at issuance. If the shares are converted into common shares with a value in excess of the recorded value of the derivative liability, an additional loss on the derivative is recognized. The Company did not properly apply the accounting requirements and miscalculated the derivative liability, temporary equity, deemed dividends and gain/loss on derivatives relating to the Series C Preferred stock in the First Amendment.

After consultations with the SEC staff and the Company’s accounting advisors, the Company determined that the impact of the errors in the First Amendment: (i)was material for the fiscal years ended March 31, 2019 and 2020; and (ii) to restate the First Amendment, inclusive of comparative financial statements for the year ended March 31, 2019, the previously filed quarterly report on Form 10-Q/A for the three months ended June 30, 2020, and the previously filed quarterly report on Form 10-Q/A for the three and six month periods ended September 30, 2020. See Note 4 to the Consolidated Financial Statements included in Item 1 for additional information and a reconciliation of the previously restated amounts in the First Amendment to the restated amounts.

The Company’s management has concluded that in light of the errors described above and other factors, material weaknesses exist in the Company’s internal control over financial reporting and that the Company’s disclosure controls were not effective. See Item 4 Controls and Procedures.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the First Amendment Report in its entirety, as amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1. Financial Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part 1, Item 4 Controls and P r ocedures

In addition, the Company’s Chief Executive Officer and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form

2

CAMBER ENERGY, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC.

CONSOLIDATED BALANCE SHEETS (Restated)

(Unaudited)

	June 30, 2020	March 31, 2020
ASSETS
Current Assets
Cash	$1,705,374	$656,615
Accounts Receivable, Net of Allowance	279,904	255,363
Other Current Assets	247,973	220,682
Total Current Assets	2,233,251	1,132,660

Property and Equipment
Oil and Gas Properties - Subject to Amortization	50,443,883	50,443,883
Oil and Gas Properties - Not Subject to Amortization	28,016,989	28,016,989
Other Property and Equipment	1,570	1,570
Total Property and Equipment	78,462,442	78,462,442
Accumulated Depletion, Depreciation, Amortization and Impairment	(78,354,120)	(78,351,825)
Total Property and Equipment, Net	108,322	110,617
Equity Method Investment – Elysium Energy, LLC	—	957,169
Notes Receivable	11,413,533	7,339,719
Other Assets	155,053	155,053
Total Assets	$13,910,159	$9,695,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,439,641	$1,474,221
Common Stock Payable	—	173,000
Accrued Expenses	192,613	348,460
Current Asset Retirement Obligation	52,402	30,227
Current Income Taxes Payable	3,000	3,000
Derivative Liability	86,567,042	77,636,666
Total Current Liabilities	88,254,698	79,665,574

Asset Retirement Obligation	19,348	41,523
Total Liabilities	88,274,046	79,707,097

Commitments and Contingencies (see Note 10)
Temporary Equity
Preferred Stock Series C, 2,951 and 2,819 Issued and Outstanding Respectively, Liquidation Preference of $101,706,215 and $97,156,835, respectively	10,805,200	9,801,446

Stockholders’ Deficit
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par Value, -0- Shares issued and Outstanding	—	—
Preferred Stock Series B, 600,000 Shares Authorized of $0.001 Par Value, 0 and 0 Shares issued and Outstanding, respectively	—	—
Common Stock, 25,000,000 shares Authorized of $0.001 Par Value, 13,160,530 and 5,000,000 Shares Issued and Outstanding, respectively	13,161	5,000
Additional Paid-in Capital	188,053,372	179,783,233
Accumulated Deficit	(273,235,620)	(259,601,558)
Total Stockholders’ Deficit	(85,169,087)	(79,813,325)
Total Liabilities and Stockholders’ Deficit	$13,910,159	$9,695,218

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Restated)

(Unaudited)

	Three Months Ended
	June 30,
	2020	2019
Operating Revenues
Crude Oil	$21,789	$93,699
Natural Gas	4,164	7,204
Natural Gas Liquids	7,736	20,448
Total Revenues	33,689	121,351

Operating Expenses
Lease Operating Expenses	69,291	123,557
Severance and Property Taxes	1,349	2,574
Depreciation, Depletion, Amortization, and Accretion	2,295	4,242
General and Administrative	686,663	1,331,991
Total Operating Expenses	759,598	1,462,364

Operating Loss	(725,909)	(1,341,013)

Other Expense (Income)
Interest Expense	—	847
Loss from Equity Method Investment	1,083,355	—
Other Expense (Income), Net	(214,632)	(54,262)
Loss on Derivative liability	12,039,430	2,163,891
Total Other Expenses (Income)	12,908,153	2,110,476

Net Loss	$(13,634,062)	$(3,451,489)

Less Preferred Dividends	2,217,671	-

Net loss attributable to common shareholders
	(15,581,733)	(3,451,489)

Net Loss Per Common Share
Basic and Diluted	$(2.11)	$(224.88)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	7,527,903	15,348

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019 (Restated)

	Series C Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series B Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balances, March 31, 2019 (as restated)	2,305	$2,710,681	—	$—	—	$—	44,000	$44	13,441	$13	$174,804,234	$(231,643,389)	$(56,839,098)
Common Shares issued for:
Conversion of Series B Preferred Stock	—	—	—	—	—	—	(44,000)	(44)	—	—	44	—	—
Payment of Series B Dividend	—	—	—	—	—	—	—	—	—	—		—	—
Conversion of Debenture - Abeyance	—	—	—	—	—	—	—	—	25,008	25	(25)	—	—
Payment for Consulting Fees	—	—	—	—	—	—	—	—	600	1	303,339	—	303,340
True up Shares	—	—	—	—	—	—	—	—	4	—	—	—	—
Series C Fair Value Adjustment	—	(1,637,614)	—	—	—	—	—	—	—	—	1,637,614	—	1,637,614
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(3,451,489)	(3,451,489)
Balances, June 30, 2019	2,305	$1,073,067	—	$—	—	$—	—	$—	39,053	$39	$176,745,206	$(235,094,878)	$(58,349,633)

Balances, March 31, 2020 (as restated)	2,819	$9,801,446	—	$—	—	$—	—	$-	5,000,000	$5,000	$179,783,233	$(259,601,558)	$(79,813,325)
Common Shares issued for:
Conversion of Series C Preferred Stock	(498)	(1,213,917)	—	—	—	—	—	—	8,059,016	8,059	10,314,912	—	10,322,971
Payment of Consulting Fees	—	—	—	—	—	—	—	—	101,514	102	172,898	—	173,000
Issuance of Series C Preferred Stock /Deemed dividend	630	2,217,671	—	—	—	—	—	—	—	—	(2,217,671)	—

Net Loss	—	—	—	—	—	—	—	—	—	—	—	(13,634,062)	(13,634,062)
Balances, June 30, 2020	2,951	$10,805,200	—	$—	—	$—	—	$—	13,160,530	$13,161	$188,053,372	$(273,235,620)	$(85,169,087)

 See accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)

(Unaudited)

	Three Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net Loss	$(13,634,062)	$(3,451,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	2,295	4,242
Bad debt Expense	—	17,694
Share-Based Compensation	—	27,690
Loss from Equity Method Investment	1,083,355	—
Change in Fair Value of Derivative Liability	12,039,430	2,163,886
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	(24,541)	(12,995)
Other Current Assets	(27,291)	117,073
Accounts Payable and Accrued Expenses	(190,427)	(165,007)
Net Cash Used in Operating Activities	(751,241)	(1,298,906)

Investing Cash Flows
Cash Paid for Issuance of Notes Receivable	(4,200,000)	—
Cash Paid for Deposits	—	(75,000)
Net Cash Used in Investing Activities	(4,200,000)	(75,000)

Financing Cash Flows
Proceeds from Issuance of Series C Preferred Stock	6,000,000	—
Net Cash Provided by Financing Activities	6,000,000	—

Increase (Decrease) in Cash	1,048,759	(1,373,906)
Cash at Beginning of the Period	656,615	7,778,723
Cash at End of the Period	$1,705,374	$6,404,817

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

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At June 30, 2020, the Company’s total current assets of $2.2 million were less than its total current liabilities of approximately $88.2 million, resulting in working capital deficit of $86.0 million, while at March 31, 2020, the Company’s total current assets of $1.1 million were less than its total current liabilities of approximately $79.7 million, resulting in a working capital deficit of 78.6 million. The increase in the working capital deficit of $7.4 million is due primarily to an increase in the recognized loss on the Series C Derivative Liability.

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

Derivative Liabilities

The Series C Preferred Stock are convertible into shares of common stock at a fixed $3.25 conversion rate. Upon conversion, the holder is entitled to dividends as if the shares had been held to maturity, which is referred to as the Conversion Premium. The Conversion Premium may be paid in shares or cash, at the option of the Company. If the Conversion Premium is paid in cash, the amount is fixed and not subject to adjustment. If the Conversion Premium is paid in shares, the conversion ratio is based on a Volume Weighted Average Price (“VWAP”) calculation based on the lowest stock price over the Measurement Period. The Measurement Period is 30 days(or 60 days if there is a Triggering Event) prior to the conversion date and 30 days (or 60 days if there is a Triggering Event) after the conversion date. The VWAP calculation is subject to adjustment if there is a Triggering Event and the Measurement Period is subject to adjustment in the event that the Company is in default of one or more Equity Conditions provided in the Certificate of Designation. For example, the Measurement period may be extended one day for every day the Company is not in compliance with one or more of the Equity Conditions. Trigger events are described in the designation of the Series C Preferred Stock, but include items which would typically be events of default under a debt security, including filing of reports late with the SEC.

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

Th e determination of the Conversion Premium for outstanding Serie s C Shares and the potential obligation to issue T rue- U p shares subsequent to a conversion are based on variable s that are not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40 and required to be accounted for at fair value as are derivatives liabilities.

The derivative liability at the end of each period includes a derivative liability for the outstanding Series C shares Conversion Premium and a derivative liability for the potential obligation to issue True-Up Shares relating to Series C shares that have been converted and the Measurement Period has not expired, if applicable

The fair value of the derivative liability relating to the Conversion Premium for any outstanding Series C Shares is equal to the cash required to settle the Conversion Premium. The fair value of the potential true-up share obligation has been estimated using a binomial pricing mode and the lesser of the conversion price or the low closing price of the Company’s stock subsequent to the conversion date. and the historical volatility of the Company’s common stock. (See notes 4 and 10)

Recently Issued Accounting Pronouncements

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

As a result of the errors described above, we restated our financial statements to reclassify the Series C Stock from permanent equity to temporary equity and to recognize a derivative liability for the potential obligation to issue additional shares after the Series C shares have been converted to common shares with the Amendment No. 1 to our quarterly Report on Form 10-Q/A (“First Amendment”). We estimated the fair value of the derivative liability at June 30, 2020 and March 31, 2020 using a binomial pricing model and applying the conversion price (or the lowest trading price for the Company’s common stock subsequent to the conversion, if lower than the conversion price) and the historical volatility of the Company’s common stock.

After additional consultations with the SEC staff and review of the applicable accounting requirements, the Company determined that the accounting for the Series C Stock required further adjustment from the accounting treatment applied in the First Amendment.  The Series C Stock were initially issued in September 2016 and should have been recorded with a deemed dividend to recognize the required conversion premium upon issuance and a loss on derivative liability to recognize the variability if the shares were converted to common shares. Subsequent measurement should have included adjustments to the carrying value of the Series C Stock to recognize changes in fair value due to changes in the Company’s stock price and recognition of gains or losses on conversion of the Series C Stock into common stock. Our accounting treatment and calculations are more fully described in note 9 .

Then impact of the restatement on our financial statements included in the First Amendme nt are as follows:

The table below sets forth changes to the consolidated balance sheet as of June 30, 2020:

	As Previously
	Restated (First Amendment)	Adjustments	As Restated

TOTAL ASSETS	13,910,159	-	13,910,159

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	1,439,641		1,439,641

Accrued expenses	192,613		192,613
Derivative liability – Series C	14,370,827	72,196,215	86,567,042
Current ARO	52,402		52,402
Current income taxes payable	3,000		3,000
Total current liabilities	16,058,483	72,196,215	88,254,698

Asset retirement obligations	19,348		19,348
TOTAL LIABILITIES	16,077,831	72,196,215	88,274,046

TEMPORARY EQUITY
Preferred Stock Series C	40,080,571	(29,275,371)	10,805,200

STOCKHOLDERS DEFICIT
Preferred Stock Series A	-		-
Preferred Stock Series B	-		-

Common Stock	13,161		13,161
Additional paid in capital	155,298,998	32,754,374	188,053,372

Accumulated Deficit	(197,560,402)	(75,675,218)	(273,235,620)

Total Stockholders’ Deficit	(42,248,243)	(42,920,844)	(85,169,087)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	13,910,159		13,910,159

The table below sets forth changes to the consolidated balance sheet as of March 31, 2020:

	As Previously
	Restated (First Amendment)	Adjustments	As Restated

TOTAL ASSETS	9,695,218		9,695,218

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	1,474,221	-	1,474,221
Common stock payable	173,000	-	173,000
Accrued expenses	348,460	-	348,460
Derivative liability – Series C	8,669,831	68,966,835	77,636,666
Current ARO	30,227	-	30,227
Current income taxes payable	3,000	-	3,000
Total current liabilities	10,698,739	68,966,835	79,665,574

Asset retirement obligations	41,523	-	41,523

TOTAL LIABILITIES	10,740,262	68,966,835	79,707,097

Commitments and contingencies	-		-

TEMPORARY EQUITY
Preferred Stock Series C	39,389,202	(29,587,756)	9,801,446
STOCKHOLDERS EQUITY
Preferred Stock Series C	2	(2)	-
Common Stock	5,000	-	5,000
Additional paid in capital	149,825,528	29,957,705	179,783,233

Accumulated deficit	(190,264,774)	(69,336,784)	(259,601,558)

Total stockholders’ deficit	(40,434,246)	(39,379,079)	(79,813,325)

TOTAL LIABILITIES AND EQUITY	9,695,218	--	9,695,218

The table below sets forth changes to the consolidated statement of operations for the three-month period ended June 30, 2020:

Three Months Ended June 30, 2020	As reported	Adjustments	Restated

Total Revenues	33,689		33,689

Operating Expenses
Lease Operating Expenses	69,291		69,291
Severance and Property Taxes	1,349		1,349
Depreciation, Depletion, Amortization, and Accretion	2,295		2,295
General and Administrative	686,663		686,663
Total Operating Expenses	759,598		759,598
Operating Loss	(725,909)		(725,909)

Other Expense (Income)
Interest Expense	—		—
Loss from Unconsolidated Entity	1,083,355		1,083,355
Other Expense (Income), Net	(214,632)		(214,632)
Loss on Derivative Liability	5,700,996	6,338,434	12,039,430
Total Other Expenses	6,569,719	6,338,434	12,908,153

Net Loss	$(7,295,628)	$(6,338,434)	$(13,634,062)
Less Preferred Dividends	1,680,756	536,915	2,217,671
Net Loss Attributable to Common Shareholders	(8,976,384)	(6,875,349)	(15,851,733)

Net Loss Per Common Share
Basic and Diluted	(1,19)	(.91)	(2.11)

The table below sets forth changes to the consolidated statement of operations for the three-month period ended June 30, 2019:

Three Months Ended June 30, 2019	As reported	Adjustments	Restated

Total Revenues	121,351		121,351

Operating Expenses
Lease Operating Expenses	123,557		123,557
Severance and Property Taxes	2,574		2,574
Depreciation, Depletion, Amortization, and Accretion	4,242		4,242
General and Administrative	1,331,991		1,331,991
Total Operating Expenses	1,462,364		1,462,364
Operating Loss	(1,341,013)		(1,341,013)

Other Expense (Income)
Interest Expense	847		847
Loss from Unconsolidated Entity	—		—
Other Expense (Income), Net	(54,262		(54,262
Loss on Derivative Liability	2,163,891	- -	2,163,891
Total Other Expenses (Income)	(2,110,476)	-	2,110,476

Net Loss	$(3,451,489)	$-	$(3,451,489)
Less Preferred Dividends	1,453,718	(1,453,718)	-
Net Loss Attributable to Common Shareholders	(4,905,207)	(1,453,718)	(3,451,489)

Net Loss Per Common Share
Basic and Diluted	(319.60)	(94,72)	(224.88)

The table below sets forth changes to the consolidated statement of shareholders’ equity as of June 30, 2020:

	As previously restated (First Amendment)	Adjustments	As Restated

Balances June 30, 2020
Series C preferred Stock	$40,080,571	$(29,275,371)	$10,805,200

Common stock	13,161		13,161
Additional Paid-in Capital	155,298,998	32,754,374	188,053,372
Accumulated Deficit	(197,560,402)	(75,675,218)	(273,235,620)
Total Stockholders’ Equity, June 30, 2020	$(42,248,243)	$(42,920,844)	$(85,169,087)

The table below sets forth changes to the consolidated statement of shareholders’ equity as of March 31, 2020:

	As previously restated (First Amendment)	Adjustments	As Restated

Balances March 31, 2020
Series C preferred Stock	$39,389,202	$(29,587,756)	$9,801,446

Common stock	$5,000		$5,000
Additional Paid-in Capital	149,825,528	29,957,705	179,783,233
Accumulated Deficit	(190,264,774)	(69,336,784)	(259,601,558)
Total Stockholders' Equity, March 31, 2020	$(40,434,246)	$(39,379,079)	$(79,813,325)

The table below sets forth changes to the consolidated statements of cash flows for the three month period ended June 30, 2020:

Three Months Ended June 30, 2020	As previously reported	Adjustments	Restated
Cash Flows from Operating Activities
Net Loss	$(7,295,628)	(6,338,434)	$(13,634,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	2,295		2,295
Bad debt Expense	—		—
Share-Based Compensation	—		—
Loss from Equity Method Investment	1,083,355		1,083,355
Change in Fair Value of Derivative Liability	5,700,996	6,338,434	12,039,430
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	(24,541)		(24,541)
Other Current Assets	(27,291)		(27,291)
Accounts Payable and Accrued Expenses	(190,427)		(190,427)
Net Cash Used in Operating Activities	(751,241)	--	(751,241)

Investing Cash Flows
Cash Paid for Issuance of Notes Receivable	(4,200,000)		(4,200,000)
Cash Paid for Deposits	—		—
Net Cash Used in Investing Activities	(4,200,000)		(4,200,000)

Financing Cash Flows
Proceeds from Issuance of Series C Preferred Stock	6,000,000		6,000,000
Net Cash Provided by Financing Activities	6,000,000		6,000,000

Increase (Decrease) in Cash	1,048,759		1,048,759
Cash at Beginning of the Period	656,615		656,615
Cash at End of the Period	$1,705,374		$1,705,374

The table below sets forth changes to the consolidated statements of cash flows for the three month period ended June 30, 2019:

Three months ended June 30, 2019	As previously reported	Adjustments	Restated
Cash Flows from Operating Activities
Net Loss	$(3,451,489)	-	$(3,451,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	4,242		4,242
Bad debt Expense	17,694		17,694
Share-Based Compensation	27,690		27,690
Loss from Equity Method Investment	—		—
Change in Fair Value of Derivative Liability	2,163,886		2,163,886
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	(12,995)		(12,995)
Other Current Assets	117,073		117,073
Accounts Payable and Accrued Expenses	(165,007)		(165,007)
Net Cash Used in Operating Activities	(1,298,906)		(1,298,906)

Investing Cash Flows
Cash Paid for Issuance of Notes Receivable	—		—
Cash Paid for Deposits	(75,000		(75,000)
Net Cash Used in Investing Activities	(75,000)		(75,000)

Financing Cash Flows
Proceeds from Issuance of Series C Preferred Stock	—		—
Net Cash Provided by Financing Activities	—		—

Increase (Decrease) in Cash	(1,373,906		(1,373,906)
Cash at Beginning of the Period	7,778,723		7,778,723
Cash at End of the Period	$6,404,817		$6,404,817

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

A further requirement to the closing of the Merger was that the Company was required to have acquired 30% of Elysium as part of a $9,200,000 investment in Viking’s Rule 506©  offering, which transaction was completed on February 3, 2020 (25% of Elysium and $5 million investment) and June 25, 2020 (5% of Elysium and $4.2 million investment), as discussed below. In the event of termination of the Merger Agreement, Camber is required, under certain circumstances described below, to return a portion of the Elysium interests to Viking:

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

NOTE 9 – DERIVATIVE LIABILITY

The Series C Preferred Stock are convertible into shares of common stock at a fixed $3.25 conversion rate.  Upon conversion, the holder is entitled to dividends as if the shares had been held to maturity, which is referred to as the Conversion Premium.  The Conversion Premium may be paid in shares or cash, at the option of the Company.  If the Conversion Premium is paid in cash, the amount is fixed and not subject to adjustment.  If the Conversion Premium is paid in shares, the conversion ratio is based on a volume weighted average stock price of the Company’s common stock (“VWAP”) calculation based on the lowest stock price over the Measurement Period.  The conversion price is equal to 95% (85% following a Triggering Event) of the five lowest VWAPs over the Measurement Period, less $0.05 ($0.10 following a Triggering Event) per share. The Measurement Period is 30 days (or 60 days if there is a Triggering Event) prior to the conversion date and 30 days (or 60 days if there is a Triggering Event) after the conversion date.  The VWAP calculation is subject to adjustment if there is a Triggering Event and the Measurement Period is subject to adjustment in the event that the Company is in default of one or more Equity Conditions provided in the COD.  For example, the Measurement period may be extended one day for every day the Company is not in compliance with one or more of the Equity Conditions.

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

Our accounting treatment of the Series C Stock is described below:

Prior to April 20, 2021

Issuance of the Series C Stock

Upon issuance we determined that the Series C Stock included an embedded derivative and, because the conversion was generally outside the control of the Company, the Series C Stock were required to be recorded as temporary equity. Upon issuance of the Series C Stock, we determined the amount to be the allocated to the derivative liability to be the Conversion Premium, assuming a cash settlement and we determined the redemption value of the Series C Stock to be the fair value of the common shares issuable to satisfy the conversion of the Series C Stock. To the extent that consideration paid for the Series C Stock was less than the redemption value plus the derivative liability, we first allocated the consideration to the derivative liability and recorded the difference as a loss on derivative liability. The consideration received never exceeded the derivative liability. Consequently, no proceeds were allocated to the redemption value. The redemption value was recorded as temporary equity and a deemed dividend. The cash obligation required to satisfy the Conversion Premium, less cash received was recorded as a derivative liability.

Conversion of the Series C Stock

The Company receives notice of conversion from the holder with a calculation of the number of common shares required to be issued to satisfy the redemption value plus the Conversion Premium. The Company has never elected to satisfy the conversion premium in cash. The Company then issues the number of common shares determined by the holder using a VWAP calculation for the Measurement Period before the conversion date. The shares may be issued over time due to ownership limitations of the holder. Upon conversion of the Series C Stock, the Company reduces the derivative liability by the amount that was originally recorded for the number of Series C Stock converted. Any difference between the current fair value of the common shares issued to satisfy the conversion premium and the originally recorded derivative liability was recorded as a loss on derivative liability. Temporary equity is also reduced by the fair value the common shares issued to satisfy the redemption value (amounts recorded in temporary equity). Any difference is recorded as additional deemed dividend or an equity contribution.

The holder may be entitled to additional shares subsequent to the conversion date if the VWAP calculation for the portion of the Measurement Period following the date of conversion is lower than the VWAP for the portion of the Measurement Period prior to the date of conversion, referred to as “true-up” shares. If the VWAP calculation is higher, no true-up shares are issued.

Management has determined that the potential obligation to issue “true-up” shares under the Conversion Premium creates an additional derivative liability. The determination of the number of true-up shares due, if any, is based on the lowest VWAP calculation over the Measurement Period that extends beyond the conversion date. In addition, if the Company has not complied with certain provisions of the Certificate of Designation, the Measurement Period does not end until the Company is in compliance. The potential obligation to issue true-up shares after the conversion date is a derivative liability.

The derivative liability for the True-Up Shares at the end of each period represents Series C Stock conversions in respect of which the Measurement Period had not expired as of the period end. The fair value of the derivative liability has been estimated using a binomial pricing model, the estimated remaining Measurement Period, the share price and the historical volatility of the Company’s common stock.

Adjustments to the Carrying value of the Series C Stock and the Derivative Liability

At each reporting period the Company determined the fair value of the common shares required to satisfy the redemption of the outstanding Series C Stock and recorded an additional deemed dividend or an equity contribution for any differences. The redemption Conversion Premium was assumed to be settled in cash because cash settlement is more favorable to the Company. The fair value of the common shares required to satisfy the redemption of the Series C Stock was determined generally using the closing share price of the Company’s stock as of the reporting date. The amount of cash required to settle the Conversion Premium was generally fixed at the time of issuance. Consequently, the fair value of the derivative liability relating to the cash obligation to satisfy the Conversion Premium is generally unchanged until conversion.

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

April 20, 2021 Amendment to the Series C Stock COD

On April 20, 2021, the Company amended the Series C Stock certificate of designation (COD) to require all conversions to be in common shares, thus removing the cash option for redemption of the Conversion Premium. We determined that the amendment required reclassification of the Series C Stock recorded in temporary equity to be reclassified to permanent equity with no further quarterly adjustments. .

Effect on derivative liability

We determined that the removal of the cash option for conversion of the Conversion Premium changed the cash redemption assumption to assume, in all cases, share redemption. Therefore, the derivative liability is required to be recorded at the fair value of the equivalent number of common shares issuable to satisfy the Conversion Premium. We recorded an adjustment to derivative liability and loss on derivative on April 20, 2021 and we will record changes in fair value of the derivative liability each quarter thereafter as long as any Series C Stock are outstanding. We estimated the fair value of the derivative liability for the outstanding Series C Stock Conversion Premium using the period end number of shares required to satisfy the Conversion Premium at the period end closing share price of the Company’s common stock, except as noted below.

Limitations on using the closing price of the Company’s common stock to determine fair value

The Company is a smaller reporting company and is traded on the NYSE American exchange. Historically, our stock price has been extremely volatile and subject to large and sometimes unexplained price variations on a daily or weekly basis. In addition, the Company declared four reverse stock splits in 2018 and 2019 and the Company’s common stock generally trades at less than $1.00 per share. These factors have exacerbated daily volatility of our stock price. Consequently, we believe that the closing price of our stock on the reporting date may not, in all cases, represent the fair value of the common share required to satisfy the redemption of the Series C Stock. Recognizing that the closing share price of our publicly traded stock is an observable input to fair value, we used such price for determining fair value in most cases and only considered an alternative measure of fair value when the closing price of the Company’s common stock varied by more than 20% from the five-day moving average immediately prior to the measurement date. In such cases, we used an average closing price of the previous 30 day period as an estimate of fair value, adjusted for stock splits if applicable. In addition, conversion of the Series C shares require a significant number of common shares to be issued in relation to the total number of shares outstanding.  We do not believe that the market price of the Company’s common stock appropriately reflects the potential for significant dilution caused by a large conversion and may not be representative of market value.   In cases where the number of common shares required to satisfy a conversion of the Series C shares into common stock was significant in relation to the total number of shares outstanding (approximately 30% or greater) we determined the fair value of the embedded features based on the historical market capitalization of the Company.

Activities for Series C Shares derivative liability for the three-month periods ended June 30 , 2020 and 2019 were as follows:

Three months ended June 30,	2020	2019
Carrying amount at beginning of period	$77,636,666	$60,303,474
Change in fair value	12,039,430	2,163,891
Settlement of Obligation (issuance of common shares)	(3,109,054)	-
Carrying amount at end of period	$86,567,042	$62,467,365

Activities for derivative warrant instruments during the three months ended June 30, 2020 and 2019 were as follows:

	2020	2019
Carrying amount at beginning of period	$—	$5
Change in fair value		(5)
Carrying amount at end of period	$—	$—

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Office Lease. Information regarding the Company’s office space is disclosed in greater detail above under “Note 5  –  Property and Equipment –Leases”, above.

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

Apache Corporation

In December 2018, Apache Corporation (“Apache”) sued the Company, Sezar Energy, L.P., and Texokcan Energy Management Inc., in the 29th Judicial District Court of Harris County, Texas (Cause 2018-89515). Apache alleged causes of action for Breach of Contract, Money Had & Received and Conversion, relating to amounts Apache alleged it was owed under a joint operating agreement. Apache is seeking $586,438 in actual damages, exemplary damages, pre- and post-judgment interest, court costs and other amounts which it may be entitled. The Company filed a general denial to the claims and asserted the affirmative defense of failure to mitigate. Apache subsequently filed an amended petition on July 13, 2020.

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

Subsequent to June 30, 2020, the Company issued 4,794,192 shares of common stock (true- up shares) related to prior conversions of Series C Preferred Stock.  The Company did not meet the filing requirement.

As of June 30, 2020 and March 31, 2020, the Series C Preferred shares were convertible into a substantial number of the Company’s common shares which could result in significant dilution of the Company’s existing shareholders. If the outstanding Series C Preferred were converted as of June 30, 2020 and March 31, 2020, the Company estimates that the following common shares would be required to be issued to satisfy the conversion of the Series C Preferred shares:

	June 30, 2020	March 31, 2020
Estimated number of shares issuable for conversion at $3.25 per share	9,080,000	8,673,846
Estimated number of common shares required to satisfy Conversion Premium using VWAP at period end	77,465,804	129,932,618
	86,545,804	138,606,464

Additionally. if the Series C preferred shares were converted on the above dates, the Company could be required to issue additional common shares (true-up shares).

As of June 30 , 2020, the Company had 25,000,000 authorized common shares and 13 , 161 ,000 common shares outstanding. Under the terms of the Series C COD in effect as of that date, it did not clearly articulate the issue if there were an insufficient number of shares available for issuance. However, the Company believed that it was under no obligation to satisfy the conversion option in anything other than common shares and had a verbal agreement with the holder of this understanding. This understanding was later memorialized in the April 20, 2021 amendment which specifies that the Company is required to use its best efforts to obtain shareholder approval to increase the number of authorized shares to satisfy conversions. The Company is under no obligation to satisfy any requested conversions if there is an insufficient number of unissued authorized shares available.

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

NOTE 16 – INCOME (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per share for the three months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended
	June 30, (as restated)
	2020	2019
Numerator:
Net loss	$(13,634,062)	$(3,451,489)
Less preferred dividends	2,217,671	--
Net loss attributable to common stockholders	$(15,851,733)	$(3,451,489)

Denominator
Weighted average share – basic	7,527,903	15,348

Dilutive effect of common stock equivalents
Options/warrants	—	—
Preferred C shares	—	—

Denominator
Total Weighted average shares – diluted	7,527,903	15,348
Income (loss) per share – basic
Continuing operations	$(2.11)	$(224.88)
Income (loss) per share – diluted
Continuing Operations	$(2.11)	$(224.88)

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

Fair Value Measurements

The liabilities carried at fair value as of June 30, 2020 and March 31, 2020 were as follows:

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$86,567,042	$—	$—	$86,567,042
Total liabilities at fair value	$86,567,042	$—	$—	$86,567,042

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$77, 636,666	$—	$—	$77,636,666
Total liabilities at fair value	$77,636,666	$—	$—	$77,636,666

The derivative liabilities relating to the Series C Preferred Stock are considered level 3 because, under certain circumstances the closing price of the Company’s common stock as quoted on the NYSE American stock exchange may not represent fair value and require adjustment (see note 9 ). There were no transfers in or out of Level 3 for the three-month periods ended June 30, 2020 or 2019.

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

Authorized Shares of Common Stock:

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

On February 23, 2021, pursuant to the authorization and approval provided by the stockholders of the Company at the special meeting of stockholders held on February 23, 2021, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to increase its authorized shares of common stock, $0.001 par value per share, from 25 million shares to 250 million shares, which filing became effective on the same date.

On December 30, 2021, pursuant to the authorization and approval provided by the stockholders of the Company at the special meeting of stockholders held on December 30, 2021, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to increase its authorized shares of common stock, $0.001 par value per share, from 250 million shares to 1 billion shares, which filing became effective on the same date.

Consulting Agreements:

On February 15, 2020, the Company entered into a letter agreement (“Sylva Agreement”) with Sylva International LLC d/b/a SylvaCap Media (“SylvaCap”), pursuant to which SylvaCap agreed to act as the Company’s non-exclusive digital marketing service provider in consideration for an aggregate of 100,000 shares of restricted common stock (the “SylvaCap Shares”), which are fully-earned upon their issuance, and $50,000 per month during the term of the agreement, which was to end on June 15, 2020. On May 12, 2020, the Company entered into the first amendment to the Sylva Agreement. Pursuant to the amendment, the Company and SylvaCap extended the term of the letter agreement to October 19, 2020. The SylvaCap Shares were issued on May 15, 2020.

On January 6, 2021, the Company entered into a letter agreement SylvaCap (the “2021 Sylva Agreement”), pursuant to which SylvaCap agreed to act as the Company’s non-exclusive digital marketing service provider in consideration for an aggregate of 275,000 shares of restricted common stock, which are fully-earned upon their issuance, and $50,000 per month during the term of the agreement, which was to end on December 31, 2021.On or about January 1, 2022, the Company and SylvaCap extended the term of the 2021 Sylva Agreement to June 30, 2022, and the Company agreed to issue SylvaCap an additional 150,000 shares of restricted common stock.  The monthly cash fee remained the same.

On or about January 11, 2021, the Company entered into a consulting agreement with Agro Consulting, LLC (“Agro”) pursuant to which Agro agreed to provide services, including introductions to business development and acquisition opportunities, to the Company for a 4-month period ending May 11, 2021.  The Company agreed to pay Agro a consulting fee of $195,000, payable, at the Company’s option, in cash or shares of restricted common stock of the Company based on a share price equal to the closing price of the Company’s common stock on January 11, 2021.  The Company opted to pay $25,000 in cash and $170,000 in stock.  On or about February 25, 2021 the parties entered into an amending agreement to extend the term to November 15, 2021, in exchange for which the Company agreed to pay Agro a fee of $295,000, which the Company opted to pay $25,000 in cash and $270,000 in stock (based on the same stock price as per the original agreement).  On or about April 22, 2021 the parties entered into a second amending agreement to extend the term to March 15, 2022, in exchange for which the Company agreed to pay Agro a cash fee of $50,000 and issue to Agro 360,000 shares of restricted common stock.   On or about July 28, 2021 the parties entered into a third amending agreement to extend the term to August 31, 2022, in exchange for which the Company agreed to pay Agro a cash fee of $50,000 and issue to Agro 450,000 shares of restricted common stock.

On or about April 22, 2021, the Company entered into a letter agreement with Regal Consulting LLC (“Regal”), pursuant to which Regal agreed to provide the Company with strategic consulting and business advisory services in consideration for warrants entitling Regal to purchase 100,000 shares of common stock (the “Regal Warrants”), and $20,000 per month during the term of the agreement, which was to end on October 22, 2021.  The Regal Warrants have a one-year term and an exercise price equal to closing price of the Company’s common stock on April 22, 2021.  On October 14, 2021, the Company entered into an amendment to the agreement to extend the term to April 22, 2022.   Pursuant to the amendment, the Company and SylvaCap extended the term of the letter agreement to October 19, 2020, and the Company agreed to issue Regal 5,000 shares of restricted common stock per month during the extended term.

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

Shares of Series C Preferred Stock:

Conversions of Series C Stock in 2020:

From April 1, 2020 through December 31, 2020, Discover converted 756 shares of Series C Preferred Stock into approximately 19,823,487 shares of common stock.

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

Sales of Series C Stock in 2021:

On January 8, 2021, the Company issued, effective December 31, 2020, 1,890 shares of Series C Stock to EMC Capital Partners, LLC, and received 16,153,846 shares of Viking common stock as consideration.

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

Conversions of Series C Stock in 2021:

From June 18, 2021 through December 31, 2021, Discover converted 1,575 shares of Series C Preferred Stock into approximately 174,218,536 shares of common stock.

From September 14, 2021 through December 31, 2021, EMC converted 97 shares of Series C Preferred Stock into approximately 12,443,320 shares of common stock.

Redemptions of Series C Stock in 2022:

On or about January 3, 2022, the Company purchased for cancellation 1,664 shares of Series C Stock held by EMC Capital Partners, LLC for a redemption price of $18,850,000.

True-Up Issuances in 2022:

Between January 18, 2022 and February 22, 2022, the Company issued Discover 38,185,136 shares of common stock in connection with the shares of Series C Stock converted by Discover in 2021.  This “true-up” entitlement was a result of the price of the Company’s common stock being lower during the portion of the Measurement Period following the initial conversions than the low VWAP of the common stock during the portion of the Measurement Period prior to the initial conversions

                Conversions of Series C Stock in 2022:

On or about January 4, 2022, EMC converted 129 shares of Series C Preferred Stock, entitling EMC to receive 16,548,332 shares of common stock, of which 2,052,507 shares of common stock were issued to EMC and the balance of14,495,825 were issued on May 16, 2022.

From February 23, 2022 through March 7, 2022, Discover converted 488 shares of Series C Preferred Stock into approximately 62,601,441 shares of common stock.  On May 16, 2022, Discover converted their remaining 30 shares of Series C Preferred Stock into 3,848,450 shares of common stock.

On May 16, 2022, Antilles converted 400 shares of Series C Preferred Stock into approximately 35,834,791 shares of common stock.

                Outstanding Series C Stock

                On May 16, 2022, Discover no longer holds any Series C Preferred Stock and Antilles holds 1,175 shares of Series C Preferred Stock.  Based on applicable conversion metrics and entitlements set out in the COD, the Company estimates the number of common shares issuable to Antilles on the conversion of such shares of Series C Preferred Stock to be as follows:

Common Shares Potentially Issuable to Discover:

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

Dealings with Viking Energy Group, Inc.

Amendments to and Termination of 2020 Merger Agreement:

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

December 23, 2020 Transaction:

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

Extinguishment of $18.9 million Promissory Note:

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

February 2021 Merger Agreement with Viking:

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

December 2021 Financing Transactions

$1,000,000 Loan:

On or about December 9, 2021, the Company received $1,000,000 from Discover and in connection therewith executed and delivered the following in favor of Discover: (i) a promissory note dated on or about December 8, 2021 in the principal amount of $1,052,631.58, representing a 5% original issue discount (the “Investor Note”), accruing interest at the rate of 10% per annum and maturing March 8, 2022; (ii) a Security Agreement-Pledge granting the Investor a first-priority security interest in Camber’s common shares of Viking Energy Group, Inc.; and (iii) a general security agreement granting the Investor a first-priority security interest in Camber’s other assets. Discover may convert amounts owing under the Investor Note into shares of common stock of Camber at a fixed price of $1.25 per share, subject to beneficial ownership limitations. The Investor Note was paid in full by the Company on January 4, 2022.

$25,000,000 Loan:

On December 31, 2021, Discover loaned the Company $25,000,000 pursuant to a loan agreement dated on or about December 24, 2021 (the “Loan”).  Features of the Loan include: (i) a maturity date of January 1, 2027; (ii) an interest rate equal to the Wall Street Journal Prime Rate, and payable at maturity: (iii) an original issue discount equal to 5%; and (iv) a conversion feature entitling the Investor to convert all or part of the principal amount of the Loan into shares of common stock of the Company at a price equal to $1.50 per share, subject to a 9.99% beneficial ownership limitation.  The Loan is secured by a first-priority security interest in the Company’s assets, including a pledge of the shares of common stock owned by the Company in Viking.  The Loan is also supported by a Guaranty from Viking.

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

Sale of Series G Preferred Stock:

On December 30, 2021, Antilles Family Office, LLC (“Antilles”)agreed to purchase from the Company 10,544 shares of newly designated Series G redeemable convertible preferred stock (the “Series G Preferred Stock”), having a face value of $10,000 per share, for an aggregate price of $100,000,000 (the “Purchase Price”), representing at a 5% original issue discount.  The Purchase Price was paid by Antilles via payment of $5,000,000 in cash on December 31, 2021, and the execution and delivery of four Promissory Notes (each a “Note” and collectively, the “Notes”) from Antilles in favor of Company, each in the amount of $23,750,000 and payable by Antilles to the Company on March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, respectively.There are 2,636 shares of Series G Preferred Stock associated with each Note, and Antilles may not convert the shares of preferred stock associated with each Note into shares of common stock or sell any of the underlying shares of common stock (the “Conversion Shares”) unless that Note is paid in full by Antilles.  The Company may in its sole discretion redeem the 2,636 shares of Series G Preferred Stock associated with each Note by paying Antilles $1,375,000 as full consideration for such redemption. Also, Antilles may offset the then outstanding balance of each Note against the 2,636 shares of Series G Preferred Stock associated with that Note by electing to cancel the 2,636 shares as full consideration for cancellation of the Note in the event of a breach or default of any of the transaction documents by the Company.

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

The Company agreed to use its best efforts to file with the Securities and Exchange Commission as promptly as practicable, and in any event within 30 days after the date on which the Company files all reports required to be filed pursuant to the Securities Exchange Act of 1934 (the “Act”), a Registration Statement on Form S-3 registering the delayed and continuous resale of all Conversion Shares and Warrant Shares pursuant to Rule 415 under the Act, subject to any limitations imposed by applicable securities laws as to the number of Conversion Shares and/or Warrant Shares that are eligible for registration, and to use best efforts to cause such Registration Statement to be declared effective under the Act as promptly as practicable and in any event within 60 days after filing. No Registration Statement will be declared effective unless the Investor pays for the particular tranche of shares of Series G Preferred Stock in full.

Partial Redemption of Series G Preferred Stock

On March 10, 2022, the Company paid Antilles $1,375,000 and redeemed the 2,636 shares of Series G Preferred Stock associated with the Note due March 31, 2022, thereby canceling such Note and reducing the number of shares of Series G Preferred Stock outstanding from 10,544 to 7,908. As mentioned above, Antilles may not convert any of the remaining shares of preferred stock associated with any remaining Note into shares of common stock or sell any of the underlying shares of common stock unless that Note is paid in full by Antilles, and the Company may redeem the shares of Series G Preferred Stock associated with each Note by paying Antilles $1,375,000 as full consideration for such redemption.

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

Legal Proceedings

On October 29, 2021, a Class Action Complaint (i.e. C.A.No.4:21-cv-03574) was filed against the Company, its CEO and CFO by Ronald E. Coggins, Individually and on Behalf of All Others Similarly Situated v. Camber Energy, Inc., et al.; in the U.S. District Court for the Southern District of Texas, Houston Division, pursuant to which the Plaintiffs are seeking to recover damages alleged to have been suffered by them as a result of the defendants’ violations of federal securities laws.  The defendants deny the allegations contained in the Class Action Complaint, and have engaged Baker Botts L.L.P. to defend the action.

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

Conditioned upon the Court approving the Settlement Agreement, the Company and its transfer agent are required to issue “free-trading” shares of Company common stock to the Investors without restrictive legend pursuant to the conversion terms in the Certificates of the Designation governing the Preferred Stock. The Investors and the Company are required to jointly request a stipulated order (a) finding that (i) under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”) that the exchange of Preferred Stock for shares of Company common stock provided for in the Settlement Agreement is fair, (ii) the shares of Company common stock issued upon conversion of the shares of Preferred Stock previously purchased by the Investors are not required to be registered under the Securities Act, and (iii) the Investors are not required to register as dealers pursuant to Section 15(b) of the Exchange Act; (b) requiring 500,000,000 shares of Company common stock to be reserved for issuance on conversion of all shares Preferred Stock currently held by the Investors, or which the Investors are entitled to acquire under their purchase agreements; and (c) requiring the immediate issuance of free-trading shares of Company common stock on delivery of a conversion request regarding shares of Preferred Stock. On April 18, 2022, the parties submitted that stipulated order to the Court for approval. No payments are due to the Investors pursuant to the Settlement Agreement, and the number of shares of common stock to be issued to the Investors upon conversion of the Preferred Stock will be calculated pursuant to the terms of the applicable Certificate of Designation, the terms of which have not been modified by the Settlement Agreement. On or about May 12, 2022, the Court approved the Settlement Agreement.

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

Recent Events

The Company is delinquent on its required filings with the SEC and has been working diligently to satisfy all of its filing requirements. The cause for the delinquent filings is primarily due to the restatements described in Note 4. As a result of the delinquent filings, the Company has been unable to complete its merger with Viking and obtain financing. There can be no assurance that financing and other opportunities will be available to the Company once the Company is current on all of its filings.

Restatements of previously issued Financial Statements

On October 31, 2020, the Company received an SEC Comment Letter with respect to Amendment No. 2 to the Registration Statement on Form S-4 filed on October 14, 2020. Among other things, the SEC Comment Letter questioned the Company’s historical accounting treatment regarding the sale of our Series C Stock. The Company recorded such sales as permanent equity and the SEC Comment Letter suggested the appropriate accounting classification was something other than permanent equity given certain provisions within the Certificate of Designation for the Series C Stock (“COD”). After considering the SEC Comment letter and reviewing the COD, the Company and the holder of the Series C Stock determined there were several errors made in the drafting of the COD that could result in unintended consequences.

Both parties agreed to subsequently correct the Certificate of Designation, and Certificates of Correction to the COD were filed on December 9, 2020 and on April 20, 2021 to correct the errors. Both parties agreed the corrections would be applied retroactive to the original filing date of the COD, being August 25,2016. However, US GAAP requires a transaction to be accounted for in accordance with the terms of an agreement in effect during the period of the financial statements and, consequently, the Company determined that in accordance with the terms of the original COD, the Series C Stock should have been recorded as temporary equity instead of permanent equity. In addition, certain provisions of the original COD required the Company to recognize a derivative liability for certain conversions of the Series C Stock into common stock.

As a result of the errors described above, we restated our financial statements to reclassify the Series C Stock from permanent equity to temporary equity and to recognize a derivative liability for the potential obligation to issue additional shares after the Series C shares have been converted to common shares with Amendment No. 1 to our Quarterly Report on Form 10-Q/A (“First Amendment”). We estimated the fair value of the derivative liability at June 30, 2020 and 2019 using a binomial pricing model, the actual conversion rate and the historical volatility rate for the Company’s common stock.

After additional consultations with the SEC staff and review of the applicable accounting requirements, the Company determined that the accounting for the Series C Stock required further adjustment from the accounting treatment applied in the First Amendment. The Series C Stock were initially issued in September 2016 and should have been recorded with a deemed dividend to recognize the required conversion premium upon issuance and a loss on derivative liability to recognize the variability if the shares were converted to common shares. Subsequent measurement should have included adjustments to the carrying value of the Series C Stock to recognize changes in fair value due to changes in the Company’s stock price and recognition of gains or losses on conversion of the Series C Stock into common stock. Our restatements, accounting treatment and calculations are more fully described in notes 4 and 9.

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

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019

We reported a net loss for the three months ended June 30, 2020 of $13.6  million (net loss attributable to common shareholders of $15.6 million), or $2.11  per share of common stock. We reported a net loss for the three months ended June 30, 2019 of $3.5 million (net loss attributable to common shareholders of $3.5 million), or $224.88 per share of common stock. The increase in net loss of $10.1 million relates primarily to the loss on fair value of derivatives contracts of $12.0 million for the three months ended June 30, 2020 as compared to a loss of $2.2 million for the same period in 2019 and a $1.1 million loss associated with the operations of Elysium, an unconsolidated entity, which we owned 30% of as of June 30, 2020, and held 25% of as of March 31, 2020 (having first acquired such 25% interest on February 3, 2020, and an additional 5% interest on June 25, 2020).

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

(1) Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated:

	Three Months Ended June 30, (Restated)		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Direct lease operating expense	$57,549	$98,935	$(41,386)	(42)%
Other	11,742	24,622	(12,880)	(52)%
Lease Operating Expenses	$69,291	$123,557	$(54,266)	(44)%

Severance and Property Taxes	$1,349	$2,574	$(1,225)	(48)%
Depreciation, Depletion, Amortization and Accretion	2,295	4,242	(1,947)	(46)%
General and Administrative (“G&A”)	686,663	1,304,301	(617,638)	(47)%
Share-Based Compensation	—	27,690	(27,690)	(100)%
Total G & A Expense	686,663	1,331,991	(645,328)	(48)%

Interest Expense	$—	$847	$(847)	(100)%
Equity in Loss of Unconsolidated Entity	$1,083,355	$—	$1,083,355	100%
Loss on Derivative Liability	12,039,430	2,163,891	9,875,540	456%
Other Expense (Income), Net	$(214,632)	$(54,262)	$(160,370)	296%

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

Loss on derivative liability

Loss on derivative liability increased by $9.9  million or 456% as compared to the prior comparative period. The loss on derivative liability relates to the Series C Shares Conversion Premium. Management has determined that the Conversion Premium and the potential obligation to issue additional shares under the Conversion Premium upon conversion are derivative liabilities. The increase in the loss on derivative liabilities is due primarily to stock price declines. Such derivative liabilities are described in more detail under “Part I. Financial Information – Item 1. Financial Statements” – “Note 9 – Derivative Liability.”

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

Working Capital

At June 30, 2020, the Company’s total current assets of $2.2 million were less than its total current liabilities of approximately $88.2 million, resulting in a working capital deficit of $86 million, while at March 31, 2020, the Company’s total current assets of $1.1 million were less than its total current liabilities of approximately $79.7 million, resulting in a working capital deficit of $78.6 million. The increase in the working capital deficit of of $7.4 million is due primarily to an increase in the recognized loss on the Series C Derivative Liability .

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

ITEM 4. CONTROLS AND PROCEDURES.

Management has identified the following material weaknesses in the Company’s system of internal control over financial reporting:

1. The Company does not have sufficient staff to maintain a proper segregation of duties;

2. The Company lacks sufficient internal resources to analyze and interpret accounting for certain complex features of the Series C Preferred shares and other complex accounting issues; and

3. The Company does not have enough competent accounting staff and senior management that can provide proper oversight and detection of errors.

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

Date: May 17, 2022

/s/ Frank W. Barker
Frank W. Barker
Chief Financial Officer
(Principal Financial/Accounting Officer)

Date: May 17, 2022

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

70

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

71

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

72

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

73