Form 10-Q/A
period 2020-09-30
CAMBER ENERGY, INC.
filed 2022-05-18
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 3)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares
Common Stock, par value $0.001 per share	414,290,116 (as of May 16, 2022)

Explanatory Note

Camber Energy, Inc (the “Company”) file d its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 on December 18, 2020 and filed amendment No. 1 on December 21 , 2020 to include Exhibit 101 with the Form 10-Q in accordance with Rule 405 of Regulation S-T. Due to a technical error, the eXtensible Business Reporting Language (“XBRL”) data associated with the Form 10-Q was inadvertently omitted from that filing (collectively the “Original 1 0-Q ”) .

On November 23, 2021 t he Company filed Amendment No . 2 on Form 10-Q/A (the “Second Amendment”) to amend our Original 10-Q to restate our financial statements and related notes (collectively, the “financial statements” or “Financial Statements”) for the three and six month periods ended September 30, 2020 and 2019.

This Amendment No. 3 on Form 10-Q/A (the “Third Amendment”) further amends the Second A mendment.

Restatement Background

Second Amendment

On October 31, 2020, the Company received a comment letter from the SEC ("SEC Comment Letter") with respect to Amendment No. 2 to the Registration Statement on Form S-4 filed on October 14, 2020. Among other things, the SEC Comment Letter questioned the Company’s historical accounting treatment regarding the sale of our Series C Redeemable Convertible Preferred Stock (the “Series C Stock”).  The Company recorded such sales as “permanent equity” and the SEC Comment Letter suggested the appropriate accounting classification was something other than permanent equity given certain provisions within the Certificate of Designation for the Series C Stock  (“COD”). After considering the SEC Comment Letter and reviewing the COD, the Company and the holder of the Series C Stock determined there were several errors made in the drafting of the COD that could result in unintended consequences. Both parties agreed to subsequently correct the COD, and Certificates of Correction to the COD were filed on December 9, 2020 and on April 20, 2021 to correct the errors.  Both parties agreed the corrections would be applied retroactive to the original filing date of the COD, being August 25, 2016; however, US GAAP requires a transaction to be accounted for in accordance with the terms of an agreement in effect during the period of the financial statements and, consequently, the Company determined that in accordance with the terms of the original COD, the Series C Stock should have been recorded as temporary equity instead of permanent equity. In addition, certain provisions of the original COD required the Company to recognize a derivative liability for certain conversions of the Series C Stock into common stock. After consultations with the SEC staff and the Company’s accounting advisors, the Company determined: (i) the impact of the error(s) is material for the fiscal years ended March 31, 2019 and 2020;  and (ii) to restate its Annual Report on Form 10-K for the year ended March 31, 2020, inclusive of comparative financial statements for the year ended March 31, 2019, the previously filed quarterly report on From 10-Q for the three months ended June 30, 2020, and the previously filed quarterly report  on Form 10-Q for the three and six month periods ended September 30, 2020.   See Note 4 to the Consolidated Financial Statements included in Item 1 for additional information and a reconciliation of the previously reported amounts to the restated amounts. The Comp an y filed the Second Amendment to correct the accounting for the Series C Stock.

Third Amendment

After filing the Second Amendment, we had additional consultations with the SEC staff and determined that the accounting for the Series C Stock in the Second Amendment required further adjustment from our previously determined accounting treatment. The Series C Stock are temporary equity and include an embedded derivative due to the potential conversion into a variable number of common shares. The Series C Stock are redeemable or convertible, at the company’s option, upon issuance. The face value of the Series C Stock is convertible into common shares at a fixed rate. As a result, upon issuance a portion of the Series C Stock is recorded as temporary equity with a corresponding amount recorded as a deemed dividend. The carrying value of the portion of the Series C Stock recorded in temporary equity is required to be adjusted based on the fair value of the Company’s common shares required to satisfy a conversion with a corresponding recognition of an additional deemed dividend or an equity contribution. If the Series C Stock are redeemed or converted prior to the stated term, the dividends are required to be paid as if the shares were held to maturity.

As a result, the Company should have recorded a deemed dividend upon issuance and a derivative liability. Any differences between the consideration paid for the Series C Stock and the value of the derivative liability less the portion allocated to temporary equity should have been recorded as a loss on derivative liability at issuance. If the shares are converted into common shares with a value in excess of the recorded value of the derivative liability, an additional loss on the derivative is recognized. The Company did not properly apply the accounting requirements and miscalculated the derivative liability, temporary equity, deemed dividends and gain/loss on derivatives relating to the Series C Preferred stock in the Second Amendment.

After consultations with the SEC staff and the Company’s accounting advisors, the Company determined that the impact of the errors was material for (i) the fiscal years ended March 31, 20 20 and 20 19 ; the three months periods ended June 30, 2020 and 2019; and the three and six month periods ended Se ptember 30, 2020 and 2019.

This amendment amends the Second Amendment to res t ate the financial statements for the three and six months ended September 30, 2020 and 2019.

See Note 4 to the Consolidated Financial Statements included in Item 1 for additional information and a reconciliation of the previously restated amounts in the Second Amendment to the restated amounts.

The Company’s management has concluded that in light of the errors described above and other factors, material weaknesses exist in the Company’s internal control over financial reporting and that the Company’s disclosure controls were not effective. See Item 4 Controls and Procedures.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Second Amendment in its entirety, as amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1. Financial Statements

Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part 1, Item 4 Controls and Procedures

In addition, the Company’s Chief Executive Officers and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form

3

CAMBER ENERGY, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC.

CONSOLIDATED BALANCE SHEETS (RESTATED)

(Unaudited)

	September 30, 2020	March 31, 2020
ASSETS
Current Assets
Cash	$1,112,965	$656,615
Accounts Receivable, Net of Allowance	145,362	255,363
Other Current Assets	220,682	220,682
Total Current Assets	1,479,009	1,132,660

Property and Equipment
Oil and Gas Properties - Subject to Amortization	50,413,792	50,443,883
Oil and Gas Properties - Not Subject to Amortization	28,016,989	28,016,989
Other Property and Equipment	1,570	1,570
Total Property and Equipment	78,432,351	78,462,442
Accumulated Depletion, Depreciation, Amortization and Impairment	(78,356,957)	(78,351,825)
Total Property and Equipment, Net	75,394	110,617
Equity Method Investment – Elysium Energy, LLC	—	957,169
Notes Receivable	10,241,048	7,339,719
Other Assets	—	155,053
Total Assets	$11,795,451	$9,695,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,455,898	$1,474,221
Common Stock Payable	—	173,000
Accrued Expenses	107,621	348,460
Current Asset Retirement Obligation	25,766	30,227
Current Income Taxes Payable	3,000	3,000
Derivative Liability	96,751,178	77,636,666
Total Current Liabilities	98,343,463	79,665,574

Asset Retirement Obligation	20,017	41,523
Total Liabilities	98,363,480	79,707,097

Commitments and Contingencies (see Note 10)
Temporary Equity
Preferred Stock Series C, 2,693 and 2,819 Issued and Outstanding Respectively, Liquidation Preference of $92,816,938 and $97,156,835, respectively	5,303,138	9,801,446

Stockholders’ Equity (Deficit)
Preferred Stock Series A, 2,000 Shares Authorized of $0.001 Par Value, -0- Shares issued and Outstanding	—	—
Preferred Stock Series B, 600,000 Shares Authorized of $0.001 Par Value, 0 and 0 Shares issued and Outstanding, respectively	—	—
Common Stock, 25,000,000 shares Authorized of $0.001 Par Value, 25,000,000 and 5,000,000 Shares Issued and Outstanding, respectively	25,000	5,000
Additional Paid-in Capital	201,326,296	179,783,233
Accumulated Deficit	(293,222,463)	(259,601,558)
Total Stockholders’ Deficit	(91,871,167)	(79,813,325)
Total Liabilities and Stockholders’ Deficit	$11,795,451	$9,695,218

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues
Crude Oil	$45,846	$66,786	$67,635	$160,485
Natural Gas	4,643	12,343	8,807	19,547
Natural Gas Liquids	6,969	13,624	14,705	34,072
Total Revenues	57,458	92,753	91,147	214,104

Operating Expenses
Lease Operating Expenses	27,222	188,483	96,513	312,040
Severance and Property Taxes	2,126	4,031	3,475	6,605
Depreciation, Depletion, Amortization, and Accretion	2,837	3,592	5,132	7,834
General and Administrative	852,915	940,483	1,539,578	2,272,474
Total Operating Expenses	885,100	1,136,589	1,644,698	2,598,953
Operating Loss	(827,642)	(1,043,836)	(1,553,551)	(2,384,849)

Other Expense (Income)
Interest Expense	—	4,174	—	5,021
Loss from Unconsolidated Entity	1,056,766	—	2,140,121	—
Loss on Derivative Liability	17,930,335	8,134,112	29,969,765	10,298,003
Other Expense (Income), Net	172,100	(9,278)	(42,532)	(63,540)
Total Other Expenses	19,159,201	8,129,008	32,067,354	10,239,484

Net Loss Before Discontinued Operations	(19,986,843)	(9,172,844)	(33,620,905)	(12,624,333)
Income from Discontinued Operations	—	761,768	—	761,768
Net Loss	$(19,986,843)	$(8,411,076)	$(33,620,905)	$(11,862,565)
Less Preferred Dividends	--	84,282	2,217,671	84,282
Net Loss Attributable to Common Shareholders	(19,986,843)	(8,495,358)	(35,838,576)	(11,946,847)

Net Loss Per Common Share
Basic
Continuing Operations	$(1.01)	$(18.77)	$(2.61)	$(48.99)
Discontinued Operations	—	1.54	—	2.94
Total	$(1.01)	$(17.22)	$(2.61)	$(46.05)
Diluted
Continuing Operations	$(1.01)	$(18.77)	$(2.61)	$(48.99)
Discontinued Operations	—	1.54	—	2.94
Total	$(1.01)	$(17.22)	$(2.61)	$(46.05)

Weighted Average Number of Common Shares Outstanding
Basic	19,815,872	493,300	13,705,461	259,432
Diluted	19,815,872	493,300	13,705,461	259,432

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (RESTATED)

(Unaudited)

	Series C Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series B Preferred Stock		Common Stock				Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ (Deficit) Equity
Balances, March 31, 2019 (as restated)	2,305	$2,710,681	—	$—	—	$—	44,000	$44	13,441	$13	$174,804,234	$(231,643,389.)	$(56,839,098)
Common Shares issued for:
Conversion of Series B Preferred Stock	—	—	—	—	—	—	(44,000)	(44)	—	—	44	—	—
Payment of Series B Dividend	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Debenture - Abeyance	—	—	—	—	—	—	—	—	25,008	25	(25)	—	—
Payment for Consulting Fees	—	—	—	—	—	—	—	—	600	1	303,339	—	303,340
Rounding Adjustment for Split	—	—	—	—	—	—	—	—	4	—	—	—	—
Series C fair value adjustment	—	(1,637,614)	—	—	—	—	—	—	—	—	1,637,614	—	(1,637,614)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(3,451,489)	(3,451,489)
Balances, June 30, 2019	2,305	$1,073,067	—	$—	—	$—	—	$—	39,053	$39	$176,745,206	$(235,094,878)	$(58,349,633)
Common Shares issued for:
Conversion of Series C Preferred Stock	(3)	(682)	—	—	—	—	—	—	1,004,450	1,005	5,439,306	—	5,440,311
Stock Compensation	—	—	—	—	—	—	—	—	884	1	(1)	—	—
Payment for Consulting Fees	—	—	—	—	—	—	—	—	80		27,690	—	27,690
Warrant Obeyance	—	—	—	—	—	—	—	—	4,065	4	(4)	—	—
Cash Paid for Settlement of series B Preferred Stock	—	—	—	—	—	—	—	—	—	—	(25,000)	—	(25,000)
Issuance of Series E and F Preferred Stock	—	—	1,000,000	18,701,000	16,750	1,417,000	—	—	—	—	—	—
Series C share deemed dividends	—	84,282	—	—	—	—	—	—	—	—	(84,282)	—	(84,282)
Net Loss												(8,411,076)	(8,411,076)
Balances, September 30, 2019	2,302	$1,156,666	1,000,000	$18,701,000	16,750	$1,417,000	—	$—	1,048,532	1,049	$182,102,915	$(243,505,954)	$(61,401,990)

Balances, March 31, 2020 (as restated)	2819	$9,801,447	—	$—	—	$—	—	$—	5,000,000	$5,000	$179,783,233	$(259,601,558)	$(79,813,325)
Common Shares issued for:
Conversion of Series C Preferred Stock	(498)	(1,213,918)	—	—	—	—	—	—	8,059,016	8,059	10,314,912	—	10,322,971
Payment of Consulting Fees	—	—	—	—	—	—	—	—	101,514	102	172,898	—	173,000
Issuance of Series C Preferred Stock	630	2,217,671	—	—	—	—	—	—	—	—	(2,217,671)	—	(2,217,671)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(13,634,062)	(13,634,062)
Balances, June 30, 2020	2,951	$10,805,200	—	$—	—	$—	—	$—	13,160,530	$13,161	$188,053,372	$(273,235,620)	$(85,169,087)
Common Shares issued for:
Conversion of Series C Preferred Stock	(258)	(520,555)	—	—	—	—	—	—	11,764,470	11,764	8,254,990	—	8,266,754
Payment for Consulting Fees									75,000	75	36,427	—	36,502
Series C fair value adjustment		(4,981,507)									4,981,507		4,981,507
Net Loss												(19,986,843)	(19,986,843)
Balances, September 30, 2020	2,693	5,303,138							25,000,000	25,000	201,326,296	(293,222,463)	(91,871,167)

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)

(Unaudited)

	Six Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net Loss	$(33,620,905)	$(11,862,565)
Net Income from Discontinued Operations	—	761,768
Net Loss from Continuing Operations	(33,620,905)	(12,624,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, Depletion, Amortization, and Accretion	5,132	7,834
Bad debt Expense	170,660	17,694
Share-Based Compensation	36,502	29,425
Loss from Equity Method Investment	2,140,121	—
Change in Fair Value of Derivative Liability	29,969,765	10,298,003
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	55,060	(7,213)
Other Current Assets	155,053	234,145
Accounts Payable and Accrued Expenses	(255,038)	(409,688)
Net Cash Used in Operating Activities from Continuing Operations	(1,343,650)	(2,454,133)
Net Cash Used in Operating Activities from Discontinued Operations	—	(383,770)
Net Cash Used in Operating Activities	(1,343,650)	(2,837,903)

Investing Cash Flows
Cash Paid for Subsidiary	—	(1,050,000)
Cash Paid for Issuance of Notes Receivable	(4,200,000)	—
Cash Received for Deposits	—	(31,534)
Net Cash Used in Investing Activities from Continuing Operations	(4,200,000)	(1,081,534)
Net Cash Used in Investing Activities from Discontinued Operations	—	(70,440)
Net Cash Used in Investing Activities	(4,200,000)	(1,151,974)

Financing Cash Flows
Cash Paid for Settlement of Series B Preferred Stock Warrants	—	(25,000)
Proceeds from Issuance of Series C Preferred Stock	6,000,000	—
Net Cash Provided by (Used in) Financing Activities from Continuing Operations	6,000,000	(25,000)
Net Cash Provided by Financing Activities from Discontinued Operations	—	454,210
Net Cash Provided by Financing Activities	6,000,000	429,210

Increase (Decrease) in Cash	456,350	(3,560,667)
Cash at Beginning of the Period	656,615	7,778,723
Cash at End of the Period	$1,112,965	$4,218,056

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

NOTE 2 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

At September 30, 2020, the Company’s total current assets of $1.5 million were less than its total current liabilities of approximately $98.3 million, resulting in a working capital deficit of $96.8 million, while at March 31, 2020, the Company’s total current assets of $1.1 million were less than its total current liabilities of approximately $79.7 million, resulting in a working capital deficit of $78.6 million. The increase in working capital deficit of $18.2 million is due primarily to an increase in the recognized loss on the Series C Derivative Liability.

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

12

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

The determination of the Conversion Premium for outstanding Series C Shares and the potential obligation to issue True-Up shares subsequent to a conversion are based on variables that are not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40 and required to be accounted for at fair value as are derivatives liabilities.

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

As a result of the errors described above, we restated our financial statements to reclassify the Series C Stock from permanent equity to temporary equity and to recognize a derivative liability for the potential obligation to issue additional shares after the Series C shares have been converted to common shares with Amendment No. 2 to our Quarterly Report on Form 10-Q/ (“Second Amendment”). We have estimated the fair value of the derivative liability at September 30, 2020 and March 31, 2020 using a binomial pricing model and applying the conversion price (or the lowest trading price for the Company’s common stock subsequent to the conversion, if lower than the conversion price) and the historical volatility of the Company’s common stock.

After additional consultations with the SEC staff and review of the applicable accounting requirements, the Company determined that the accounting for the Series C Stock required further adjustment from the accounting treatment applied in the First Amendment.  The Series C Stock were initially issued in September 2016 and should have been recorded with a deemed dividend to recognize the required conversion premium upon issuance and a loss on derivative liability to recognize the variability if the shares were converted to common shares. Subsequent measurement should have included adjustments to the carrying value of the Series C Stock to recognize changes in fair value due to changes in the Company’s stock price and recognition of gains or losses on conversion of the Series C Stock into common stock. Our accounting treatment and calculations are more fully described in note 9.

Then impact of the restatement on our financial statements included in the First Amendment are as follows:

The table below sets forth changes to the consolidated balance sheet as of September 30, 2020:

	As Previously Restated (Second amendment)	Adjustments	As Restated

TOTAL ASSETS	11,795,451	-	11,795,451

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	1,455,898		1,455,898
Accrued expenses	107,621		107,621
Derivative liability - Series C	30,866,933	65,884,245	96,751,178
Current ARO	25,766		25,766
Current income taxes payable	3,000		3,000
Total current liabilities	32,459,218	65,884,245	98,343,463

Asset retirement obligations	20,017		20,017
TOTAL LIABILITIES	32,479,235	65,884,245	98,363,480

TEMPORARY EQUITY
Preferred Stock Series C	38,002,002	(32,698,864)	5,303,138

STOCKHOLDERS EQUITY
Preferred Stock Series C	-		-
Common Stock	25,000		25,000
Additional paid in capital	161,157,247	40,169,049	201,326,296

Retained earnings (deficit)	(219,868,033)	(73,354,430)	(293,222,463)
Total stockholders equity (deficit)	(58,685,786)	(33,185,381)	(91,871,167)

TOTAL LIABILITIES AND EQUITY	11,795,451	-	11,795,451

The table below sets forth changes to the consolidated balance sheet as of March 31, 2020:

	As Previously Restated (Second amendment)	Adjustments	As Restated

TOTAL ASSETS	9,695,218		9,695,218

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	1,474,221	-	1,474,221
Common stock payable	173,000	-	173,000
Accrued expenses	348,460	-	348,460
Derivative liability - Series C	8,669,831	68,966,835	77,636,666
Current ARO	30,227	-	30,227
Current income taxes payable	3,000	-	3,000
Total current liabilities	10,698,739	68,966,835	79,665,574

Asset retirement obligations	41,523	-	41,523

TOTAL LIABILITIES	10,740,262	68,966,835	79,707,097

Commitments and contingencies	-		-

TEMPORARY EQUITY
Preferred Stock Series C	39,389,202	(29,587,756)	9,801,446
STOCKHOLDERS EQUITY

Common Stock	5,000	-	5,000
Additional paid in capital	149,825,528	29,957,705	179,783,233

Retained earnings (deficit)	(190,264,774)	(69,336,784)	(259,601,558)

Total stockholders equity (Deficit)	(40,434,246)	(39,379,079)	(79,813,325)

TOTAL LIABILITIES AND EQUITY	9,695,218	--	9,695,218

The table below sets forth changes to the consolidated statement of operations for the three month period ended September 30, 2020:

Three Months Ended September 30, 2020	As Previously Restated (Second amendment)	Adjustments	Restated

Total Revenues	57,458		57,458

Operating Expenses
Lease Operating Expenses	27,222		27,222
Severance and Property Taxes	2,126		2,126
Depreciation, Depletion, Amortization, and Accretion	2,837		2,837
General and Administrative	852,915		852,915
Total Operating Expenses	885,100		885,100
Operating Loss	(827,642)		(827,642)

Other Expense (Income)
Loss from Unconsolidated Entity	1,056,766		1,056,766
Loss on Derivative Liability	20,251,123	(2,320,788)	17,930,335
Other Expense (Income), Net	172,100		172,100
Total Other Expenses	21,479,989	(2,320,788)	19,159,201

Net Loss	$(22,307,631)	$2,320,788	$(19,986,843)
Less Preferred Dividends	1,651,219	(1,651,219)	--
Net Loss Attributable to Common Shareholders	(23,958,850)	3,972,007	(19,986,843)

Net Loss Per Common Share
Basic
Continuing Operations	$(1.21)	$0.20	$(1.01)
Discontinued Operations	—		—
Total	$(1.21)	$0.20	$(1.01)
Diluted
Continuing Operations	$(1.21)	$0.20	$(1.01)
Discontinued Operations	—		—
Total	$(1.21)	$0.20	$(1.01)

The table below sets forth changes to the consolidated statement of operations for the six month period ended September 30, 2020:

Six Months Ended September 30, 2020	As Previously Restated (Second amendment)	Adjustments	Restated

Total Revenues	91,147		91,147

Operating Expenses
Lease Operating Expenses	96,513		96,513
Severance and Property Taxes	3,475		3,475
Depreciation, Depletion, Amortization, and Accretion	5,132		5,132
General and Administrative	1,539,578		1,539,578
Total Operating Expenses	1,644,698		1,644,698
Operating Loss	(1,553,551)		(1,553,551)

Other Expense (Income)
Interest Expense	—		—
Loss from Unconsolidated Entity	2,140,121		2,140,121
Loss on Derivative Liability	25,952,119	4,017,646	29,969,765
Other Expense (Income), Net	(42,532		(42,532)
Total Other Expenses	28,049,708	4,017,646	32,067,354

Net Loss Before Discontinued Operations	(29,603,259)	(4,017,646)	(33,620,905)
Income from Discontinued Operations	—		—
Net Loss	$(29,603,259)	$(4,017,646)	$(33,620,905)
Less Preferred Dividends	3,331,975	(1,114,304)	2,217,671
Net Loss Attributable to Common Shareholders	(32,935,234)	(2,903,342)	(35,838,576)

Net Loss Per Common Share
Basic
Continuing Operations	$(2.40)	$(0.21)	$(2.61)
Discontinued Operations	—		—
Total	$(2.40)	$(0.21)	$(2.61)
Diluted
Continuing Operations	$(2.40)	$(0.21)	$(2.61)
Discontinued Operations	—		—
Total	$(2.40)	$(0.21)	$(2.61)

The table below sets forth changes to the consolidated statement of operations for the three month period ended September 30, 2019:

Three Months Ended September 30, 2019	As Previously Restated (Second amendment)	Adjustments	Restated

Total Revenues	92,753		92,753

Operating Expenses
Lease Operating Expenses	188,483		188,483
Severance and Property Taxes	4,031		4,031
Depreciation, Depletion, Amortization, and Accretion	3,592		3,592
General and Administrative	940,483		940,483
Total Operating Expenses	1,136,589		1,136,589
Operating Loss	(1,043,836)		(1,043,836)

Other Expense (Income)
Interest Expense	4,174		4,174
Loss on Derivative Liability	2,767,878	5,366,234	8,134,112
Other Expense (Income), Net	(9,278)		(9,278)
Total Other Expenses (Income)	(2,762,774)	5,366,234	8,129,008

Net Loss Before Discontinued Operations	(3,806,610)	(5,366,234)	(9,172,844)
Income from Discontinued Operations	761,768		761,768
Net Loss	$(3,044,842)	$(5,366,234)	$(8,411,076)
Less Preferred Dividends	1,468,328	(1,384,046)	84,282
Net Loss Attributable to Common Shareholders	(4,513,170)	(3,982,188)	(8,495,358)

Net Loss Per Common Share
Basic
Continuing Operations	$(10.69)	$(8.07)	$(18.77)
Discontinued Operations	1.54		1.54
Total	$(9.15)	$(8.07)	$(17.22)
Diluted
Continuing Operations	$(10.69)	$(8.07)	$(18.77)
Discontinued Operations	1.54		1.54
Total	$(9.15)	$(8.07)	$(17.22)

The table below sets forth changes to the consolidated statement of operations for the six month period ended September 30, 2019:

Six Months Ended September 30, 2019	As Previously Restated (Second amendment)	Adjustments	Restated

Total Revenues	214,104		214,104

Operating Expenses
Lease Operating Expenses	312,040		312,040
Severance and Property Taxes	6,605		6,605
Depreciation, Depletion, Amortization, and Accretion	7,834		7,834
General and Administrative	2,272,474		2,272,474
Total Operating Expenses	2,598,953		2,598,953
Operating Loss	(2,384,849)		(2,384,849)

Other Expense (Income)
Interest Expense	5,021		5,021
Loss from Unconsolidated Entity	—		—
Loss on Derivative Liability	4,931,769	5,366,234	10,298,003
Other Expense (Income), Net	(63,540)		(63,540)
Total Other Expenses (Income)	(4,873,250)	5,366,234	10,239,484

Net Loss Before Discontinued Operations	(7,258,099)	(5,366,234)	(12,624,333)
Income from Discontinued Operations	761,768		761,768
Net Loss	$(6,496,331)	$(5,366,234)	$(11,862,565)
Less Preferred Dividends	2,922,049	(2,837,767)	84,282
Net Loss Attributable to Common Shareholders	(9,418,380)	(2,528,467)	(11,946,847)

Net Loss Per Common Share
Basic
Continuing Operations	$(39.24)	$(9.75)	$(48.99)
Discontinued Operations	2.94		2.94
Total	$(36.30)	$(9.75)	$(46.05)
Diluted
Continuing Operations	$(39.24)	$(9.75)	$(48.99)
Discontinued Operations	2.94		2.94
Total	$(36.30)	$(9.75)	$(46.05)

The table below sets forth changes to the consolidated statement of shareholders’ equity as of September 30, 2020:

	As previously restated (First Amendment)	Adjustments	As Restated

Balances September 30, 2020
Series C preferred Stock	$38,002,002	$(32,698,864)	$5,303,138

Common stock	25,000		25,000
Additional Paid-in Capital	161,157,247	40,169,049	201,326,296
Accumulated Deficit	(219,868,033)	(73,354,430)	(293,222,463)
Total Stockholders' Equity, September 30, 2020	$(58,685,786)	$(33,185,381)	$(91,871,167)

The table below sets forth changes to the consolidated statement of shareholders’ equity as of March 3 1 , 2020 :

	As previously restated (First Amendment)	Adjustments	As Restated

Balances March 31, 2020
Series C preferred Stock	$39,389,202	$(29,587,756)	$9,801,446

Common stock	$5,000		$5,000
Additional Paid-in Capital	149,825,528	29,957,705	179,783,233
Accumulated Deficit	(190,264,774)	(69,336,784)	(259,601,558)
Total Stockholders' Equity, March 31, 2020	$(40,434,246)	$(39,379,079)	$(79,813,325)

The table below sets forth changes to the consolidated statements of cash flows for the six month period ended September 30, 2020:

Six Months Ended September 30, 2020	As Previously Restated (Second amendment)	Adjustments	Restated
Cash Flows from Operating Activities
Net Loss	$(29,603,259)	(4,017,646)	$(33,620,905)
Net Income from Discontinued Operations	—		—
Net Loss from Continuing Operations	(29,603,259)	(4,017,646)	(33,620,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, Depletion, Amortization, and Accretion	5,132		5,132
Bad debt Expense	170,660		170,660
Share-Based Compensation	36,502		36,502
Loss from Equity Method Investment	2,140,121		2,140,121
Change in Fair Value of Derivative Liability	25,952,119	4,017,646	29,969,765
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	55,060		55,060)
Other Current Assets	155,053		155,053
Accounts Payable and Accrued Expenses	(255,038)		(255,038)
Net Cash Used in Operating Activities	(1,343,650)		(1,343,650)

Investing Cash Flows
Cash Paid for Issuance of Notes Receivable	(4,200,000)		(4,200,000
Net Cash Used in Investing Activities	(4,200,000)		(4,200,000)

Financing Cash Flows
Proceeds from Issuance of Series C Preferred Stock	6,000,000		6,000,000
Net Cash Provided by Financing Activities	6,000,000		6,000,000

Increase (Decrease) in Cash	456,350		456,350)
Cash at Beginning of the Period	656,615		656,615
Cash at End of the Period	$1,112,965		$1,112,965

The table below sets forth changes to the consolidated statements of cash flows for the six month period ended September 30, 2019:

Six Months Ended September 30, 2019	As Previously Restated (Second amendment)	Adjustments	Restated
Cash Flows from Operating Activities
Net Loss	$(6,496,331)	(5,366,234)	$(11,862,565)
Net Income from Discontinued Operations	761,768		761,768
Net Loss from Continuing Operations	(7,258,099)	(5,366,234)	(12,624,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, Depletion, Amortization, and Accretion	7,834		7,834
Bad debt Expense	17,694		17,694
Share-Based Compensation	29,425		29,425
Loss from Equity Method Investment	—		—
Change in Fair Value of Derivative Liability	4,931,764	5,366,234	10,298,003
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	(7,213		(7,213)
Other Current Assets	234,145		234,14
Accounts Payable and Accrued Expenses	(409,683)	(5)	(409,688)
Net Cash Used in Operating Activities from Continuing Operations	(2,454,133)		(2,454,133)
Net Cash Used in Operating Activities from Discontinued Operations	(383,770		(383,770)
Net Cash Used in Operating Activities	(2,837,903)		(2,837,903)

Investing Cash Flows
Cash Paid for Subsidiary	(1,050,000		(1,050,000)
Cash Paid for Issuance of Notes Receivable	—		—
Cash Received for Deposits	(31,534		(31,534)
Net Cash Used in Investing Activities from Continuing Operations	(1,081,534)		(1,081,534)
Net Cash Used in Investing Activities from Discontinued Operations	(70,440		(70,440)
Net Cash Used in Investing Activities	(1,151,974)		(1,151,974)

Financing Cash Flows
Cash Paid for Settlement of Series B Preferred Stock Warrants	(25,000		(25,000)
Proceeds from Issuance of Series C Preferred Stock	—		—
Net Cash Provided by (Used in) Financing Activities from Continuing Operations	(25,000		(25,000)
Net Cash Provided by Financing Activities from Discontinued Operations	454,210		454,210
Net Cash Provided by Financing Activities	429,210		429,210

Increase (Decrease) in Cash	(3,560,667		(3,560,667)
Cash at Beginning of the Period	7,778,723		7,778,723
Cash at End of the Period	$4,218,056		$4,218,056

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

Activities for derivative Series C Preferred Stock derivative liability during the six months ended September 30, 2020 and 2019 were as follows (restated):

	2020	2019
Carrying amount at beginning of period	$77,636,666	$60,303,474
Settlements of derivative liabilities (issuance of shares)	(13,176,041)
Change in fair value	32,290,533	4,858,374
Carrying amount at end of period	$96,751,178	$65,161,848

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

As of September 30, 2020 and March 31, 2020, the Series C Preferred shares were convertible into a substantial number of the Company’s common shares which could result in significant dilution of the Company’s existing shareholders. If the outstanding Series C Preferred were converted as of September 30, 2020 and March 31, 2020, the Company estimates that the following common shares would be required to be issued to satisfy the conversion of the Series C Preferred shares:

	September 30, 2020	March 31 , 20 20
Estimated number of shares issuable for conversion at $3.25 per share	8,286,154	8,673,846
Estimated number of common shares required to satisfy Conversion Premium using VWAP at period end	218,176,277	129,932,618
	226,462,431	138,606,464

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

Options outstanding and exercisable as of September 30, 2020:

Exercise	Remaining	Options	Options
Price ($)	Life (Yrs.)	Outstanding	Exercisable
40,429,700	0.02	2	2
	Total	2	2

NOTE 16 – INCOME (LOSS) PER COMMON SHARE

The calculation of income (loss) per share for the three and six months ended September 30, 2020, and 2019 was as follows (Restated):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
Numerator:
Net (loss) before Discontinued Operations		$(19,986,843)		$(9,172,844)		$(33,620,905)		$(12,624,333)
Less preferred dividends		-		(84,282)		(2,217,671)		(84,282)
Net loss before discontinued operations attributable to common stockholders		$(19,986,843)		$(9,257,126)		$(35,838,576)		$(12,708,615)
Discontinued Operations		—		761,768		—		761,768
Net loss attributable to common stockholders		$(19,986,843)		$(8,495,358)		$(35,838,576)		$(11,946,847)

Denominator	$		$		$		$
Weighted average share – basic		19,815,872		493,300		13,705,461		259,432

Dilutive effect of common stock equivalents
Options/warrants		—		—		—		—
Preferred C shares		—		—		—		—

Denominator
Total Weighted average shares – diluted		19,815,872		493,300		13,705,461		259,432
Income (loss) per share attributable to common shareholders – basic
Continuing operations		$(1.01)		$(17.22)		$(2.61)		$(46.05)
Discontinued Operations		—		1.54		—		2.94
Total		(1.01)		(15.68)		(2.61)		(43.11)
Income (loss) per share – diluted
Continuing Operations		$(1.01)		$(17.22)		$(2.61)		$(46.05)
Discontinued Operations		—		1.54		—		2.94
Total		(1.01)		(15.68)		(2.61)		(43.11)

For the three and six months ended September 30, 2020, and 2019, the following share equivalents related to convertible debt and warrants to purchase shares of common stock were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would be anti-dilutive.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Common Shares Issuable for:
Convertible Debt	276	276	276	276
Options and Warrants	38	38	38	38
Series C Preferred Shares	226,462,431	10,163,617	226,462,431	10,163,617
Total	226,462,745	10,163,931	226,462,745	10,163,931

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

Net cash paid for interest and income taxes was as follows for the six months ended September 30, 2020, and 2019:

	2020	2019
Interest	$—	$5,021
Income taxes	$—	$—

Non-cash investing and financing activities included the following:

	Six Months Ended September 30,
	2020	2019
Settlement of Common Stock Payable	$173,000	$331,060
Change in Estimate for Asset Retirement Obligations	$4,260	$41,017
Stock Dividends Distributable but not Issued	$3,331,975	$3,771,941
Issuance of Stock Dividends	$—	$3
Common Stock Issued in Abeyance	$—	$29

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

Fair Value Measurements

The liabilities carried at fair value as of September 30, 2020 and March 31, 2020 were as follows (restated):

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$96,751,178	$—	$—	$96,751,178
Total liabilities at fair value	$96,751,178	$—	$—	$96,751,178

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$65,161,848	$—	$—	$65,161,848
Total liabilities at fair value	$65,161,848	$—	$—	$65,161,848

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

True-Up Issuances in 2022:

Between January 18, 2022 and February 22, 2022, the Company issued Discover 38,185,136 shares of common stock in connection with the shares of Series C Stock converted by Discover in 2021.  This “true-up” entitlement was a result of the price of the Company’s common stock being lower during the portion of the Measurement Period following the initial conversions than the low VWAP of the common stock during the portion of the Measurement Period prior to the initial conversions

Conversions of Series C Stock in 2022:

On or about January 4, 2022, EMC converted 129 shares of Series C Preferred Stock, entitling EMC to receive 16,548,332 shares of common stock, of which 2,052,507 shares of common stock were issued to EMC and the balance of 14,495,825 were issued on May 16, 2022.

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

Three Months Ended September 30, 2020, vs. Three Months Ended September 30, 2019

We reported a net loss for the three months ended September 30, 2020, of $20 million (net loss attributable to common shareholders of $20 million), or $1.01 per share of common stock. We reported a net loss for the three months ended September 30, 2019, of $8.4 million (net loss attributable to common shareholders of $8.5 million), or $15.68 per share of common stock. The increase in net loss of $11.6 million relates primarily to the loss on fair value of derivatives contracts of $17.9 million for the three months ended September 30, 2020 as compared to a loss of $8.1 million for the same period in 2019 and the $1.1 million loss associated with the operations of Elysium, an unconsolidated entity, the reserve of approximately $0.2 million of notes receivable from Lineal, and the decline in oil and gas operations in the current quarter due to the decreased demand due to COVID-19.

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

(1) Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated (restated):

	Three Months Ended September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Direct lease operating expense	$14,124	$171,452	$(157,328)	(92)%
Other	13,098	17,031	(3,933)	(23)%
Lease Operating Expenses	$27,222	$188,483	$(161,261)	(86)%

Severance and Property Taxes	$2,126	$4,031	$(1,905)	(47)%
Depreciation, Depletion, Amortization, and Accretion Expense	2,837	3,592	(755)	(21)%
General and Administrative Expenses (“G&A”)(excluding share-based compensation)	816,413	940,483	(124,070)	(13)%
Share-Based Compensation	36,502	—	36,502	100%
Total G & A Expense	852,915	940,483	(87,568)	(9)%

Interest Expense	$—	$4,174	$(4,174)	(100)%
Loss from Unconsolidated Entity	$1,056,766	$—	$1,056,766	100%
Loss on Derivative liability	17,930,335	8,134,112	9,796,223	120.4%
Other Expense (Income), Net	$172,100	$(9,278)	$181,378	(1,955)%

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

Loss on derivative liability

Loss on derivative liability increase by $9.8 million or 120.4% as compared to the prior comparative period. The loss on derivative liability relates to the Conversion Premium associates with conversions of our Series C Preferred Stock. Management has determined that the obligation to issue additional shares under the Conversion Premium creates a derivative liability. The increase in the loss on derivative liabilities is due primarily to stock price declines. Such derivative liabilities are described in more detail under “Part I. Financial Information – Item 1. Financial Statements” – “Note 9 – Derivative Liability.”

Other Expense (Income), Net

Other expense, net, for the three months ended September 30, 2020, decreased by approximately $0.2 million, compared to the same period ended September 30, 2019, due primarily to the partial allowance of $0.2 million of the loans due from Lineal and related accrued interest.

Six Months Ended September 30, 2020, vs. Six Months Ended September 30, 2019

We reported a net loss for the six months ended September 30, 2020, of $33.6 million (net loss attributable to common shareholders of $35.8 million), or $2.61 per share of common stock. We reported a net loss for the six months ended September 30, 2019, of $11.8 million (net loss attributable to common shareholders of $11.7 million), or $45.4 per share of common stock. The increase in net loss of 21.8 million relates primarily to the loss on fair value of derivatives contracts of $30.0 million for the six months ended September 30, 2020 as compared to a loss of $10.2 million for the same period in 2019, the partial allowance of $0.2 million of the notes receivable from Lineal and associated accrued interest and the $2.1 million loss associated with the operations of Elysium, an unconsolidated entity, which we owned 30% of as of September 30, 2020, and held 25% of as of March 31, 2020 (having first acquired such 25% interest on February 3, 2020, and an additional 5% interest on June 25, 2020).

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

(1)	Assumes 6 Mcf of natural gas equivalents and 42 gallons of NGL to 1 barrel of oil, respectively.

Operating and Other Expenses

The following table summarizes our production costs and operating expenses for the periods indicated (restated):

	Six Months Ended September 30,		Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Direct lease operating expense	$71,672	$279,430	$(207,758)	(74)%
Other	24,841	32,610	(7,769)	(24)%
Lease Operating Expenses	$96,513	$312,040	$(215,527)	(69)%

Severance and Property Taxes	$3,475	$6,605	$(3,130)	(47)%
Depreciation, Depletion, Amortization, and Accretion	5,132	7,834	(2,702)	(34)%
General and Administrative (Excluding Share-Based Compensation) (“G&A”)	1,503,076	2,243,049	(739,973)	(33)%
Share-Based Compensation	36,502	29,425	7,077	24%
Total G & A Expense	1,539,578	2,272,474	(732,896)	(32)%

Interest Expense	$—	$5,021	$(5,021)	(100)%
Loss from Unconsolidated Entity	$2,140,121	$—	$2,140,121	100%
Loss on Derivative Liability	29,969,765	10,298,003	19,671,762	191%
Other Expense (Income), Net	$(42,532)	$(63,540)	$21,008	33%

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

Loss on derivative liability

Loss on derivative liability increase by $20 million or 191% as compared to the prior comparative period. The loss on derivative liability relates to the Conversion Premium associates with conversions of our Series C Preferred Stock. Management has determined that the obligation to issue additional shares under the Conversion Premium creates a derivative liability. The increase in the loss on derivative liabilities is due primarily to stock price declines. Such derivative liabilities are described in more detail under “Part I. Financial Information – Item 1. Financial Statements” – “Note 9 – Derivative Liability.”

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

Working Capital

At September 30, 2020, the Company’s total current assets of $1.5 million were less than its total current liabilities of approximately $98.3 million, resulting in a working capital deficit of $96.8 million, while at March 31, 2020, the Company’s total current assets of $1.1 million were less than its total current liabilities of approximately $79.7 million, resulting in a working capital deficit of $78.6 million.

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

Discover holds an approximately $92.8 million liquidation preference in the Company.

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

CAMBER ENERGY, INC.
(Registrant)

Date: May 18, 2022	/s/ James A Doris
James A. Doris
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2022	/s/ Frank W. Barker
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

85

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

86

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

87

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

88

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

89