Form 10-KT
period 2020-12-31
CAMBER ENERGY, INC.
filed 2022-05-19
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

(Mark One)

☐     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from April 1, 2020 to December 31, 2020

Commission File Number:001-32508

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

As of September 30, 2020 (the date of the registrant’s most recently completed second fiscal quarter, prior to its determination to change its fiscal year end), the aggregate market value of the shares of the registrant's common equity held by non-affiliates was approximately $16,000,000 using the September 30, 2020 closing price of the registrant's common stock of $0.64/share. Shares of the registrant's common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be "affiliates" of the registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

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

Unconventional resource play. A set of known or postulated oil and or natural gas resources or reserves warranting further exploration which are extracted from (a) low- permeability sandstone and shale formations and (b) coalbed methane. These plays require the application of advanced technology to extract the oil and natural gas resources.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-KT (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally located in the material set forth under the headings “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, and “Properties” but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others:

•	the availability of funding and the terms of such funding;

•	our ability to integrate and realize the benefits from future acquisitions that we may complete and the costs of such integrations;

•	our ability to timely collect amounts owed to us under unsecured notes payable;

•	significant dilution caused by the conversion of Series C Preferred Stock into common stock, as well as downward pressure on our stock price as a result of the sale of such common shares;

•	our growth strategies;

•	anticipated trends in our business;

•	our ability to repay outstanding loans and satisfy our outstanding liabilities;

•	our liquidity and ability to finance our exploration, acquisition and development strategies;

•	market conditions in the oil and gas and pipeline services industries;

•	the timing, cost and procedure for future acquisitions;

•	the impact of government regulation;

•	estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;

•	legal proceedings and/or the outcome of and/or negative perceptions associated therewith;

•	planned capital expenditures (including the amount and nature thereof);

•	increases in oil and gas production;

•	changes in the market price of oil and gas;

•	changes in the number of drilling rigs available;

•	the number of wells we anticipate drilling in the future;

•	estimates, plans and projections relating to acquired properties;

•	the number of potential drilling locations;

•	our ability to maintain our NYSE listing;

•	the voting and conversion rights of our preferred stock;

•	the effects of global pandemics, such as COVID-19 on our operations, properties, the market for oil and gas and the demand for oil and gas; and

•	our financial position, business strategy and other plans and objectives for future operations.

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

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Camber,” “Camber Energy” and “Camber Energy, Inc.” refer specifically to Camber Energy, Inc., and our consolidated subsidiaries: CE Operating, LLC, an Oklahoma limited liability company which is wholly-owned, and C E Energy LLC, a Texas limited liability company which is wholly-owned (“CE”).

Certain abbreviations and oil and gas industry terms used throughout this Annual Report are described and defined in greater detail above under “Glossary of Oil and Natural Gas Terms” on page 1 of this Report, and readers are encouraged to review that section.

In addition, unless the context otherwise requires and for the purposes of this Report only:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

•	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

ITEM 1. BUSINESS.

Our website address is http://www.camber.energy. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

Change in Fiscal Year End

On February 4, 2021, the Board of Directors of the Company approved changing the Company's fiscal year from a fiscal year ending on March 31 of each year to a fiscal year ending on December 31 of each year. As a result of this change, we are filing this Transition Report on Form 10-KT covering the nine-month transition period from April 1, 2020, to December 31, 2020. References to our previous fiscal years mean the fiscal years ending on March 31st. The Company’s fiscal year 2021 commenced on January 1, 2021.

Late Filings and Restatements

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

The Company had discussions with its accounting advisors and the SEC staff regarding the accounting treatment for the Series C Shares. The Series C Shares have been outstanding since 2016 and the accounting treatment is applicable to all of the Company’s previously filed and yet to be filed financial statements. On September 16, 2021 the Company filed an 8-K, Item 4.02 non-reliance on previously filed financial statements and deferred filing Annual Reports on Form 10-K and quarterly reports on Form 10-Q until the appropriate accounting treatment had been determined.

In November 2021, the Company believed it had determined the appropriate accounting treatment and filed an amended Annual Report on Form 10-K/A for the year ended March 31, 2020, inclusive of restated comparative financial statements for the year ended March 31, 2019, an amended Quarterly report on From 10-Q/A for the three months ended June 30, 2020, and an amended quarterly report on Form 10-Q/A for the three and six month periods ended September 30, 2020.

Subsequent to filing the amended filings, the Company was advised by the SEC that the staff continued to question the accounting treatment for the Series C Shares. Consequently, the Company continued to defer filing Annual Reports on Form 10-K and quarterly reports on Form 10-Q until the matter had been resolved. On March 28, 2022 the Company filed Form 8-K, Item 4.02 non-reliance on previously filed financial statements

After numerous consultations with the SEC staff and the Company’s accounting advisors, in May 2022, the Company has now concluded on the proper accounting treatment and is bringing all financial statement filings current.

General

Camber, a Nevada corporation, is based in Houston, Texas. We are currently primarily engaged in the acquisition, development and sale of crude oil, natural gas and natural gas liquids from various known productive geological formations in Kansas, Louisiana and Texas, and hold interests in non-producing wells in Mississippi. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc., effective June 9, 2006, and effective January 4, 2017, the Company changed its name to Camber Energy, Inc. With the acquisition of a majority interest in Viking Energy Group, Inc. described herein, the Company's business plan is to acquire a majority interest in assets or entities in the energy sector, including engaging in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor.

Viking Investment

On December 23, 2020, Camber entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Viking to acquire (the “Viking Acquisition” or the “Acquisition”) 26,274,510 shares of Viking’s common stock, constituting 51% of the issued common stock of Viking (the “Initial Viking Shares”), in consideration of (i) the payment of $10,900,000 in cash by Camber to Viking, which was retained by Viking (the “Cash Purchase Price”), and (ii) Camber canceling $9,200,000 in promissory notes previously issued to Camber by Viking (the February 3, 2020 promissory note for $5,000,000 and the June 25, 2020 promissory note for $4,200,000, collectively the “Viking Notes”) along with accrued interest. Pursuant to the Purchase Agreement, Viking is generally obligated (subject to certain limitations) to issue additional shares of Viking common stock to Camber to ensure that Camber shall own at least 51% of the common stock of Viking through July 1, 2022.

In connection with the investment, on December 23, 2020, the Company also entered into (i) a termination agreement with Viking terminating the prior Amended and Restated Agreement and Plan of Merger, dated August 31, 2020, as amended (the “Termination Agreement”), and (ii) an Assignment of Camber’s 30% Membership Interest in one of Viking’s subsidiaries, Elysium Energy Holdings, LLC, back to Viking (the “Assignment”). Also in connection with the Acquisition, on December 23, 2020, the Company (i) borrowed $12,000,000 from the institutional investor described in the “Preferred Stock Financing Transactions” section below (the “Investor”); (ii) issued the Investor a promissory note in the principal amount of $12,000,000 (the “December 23rd Investor Note”), accruing interest at the rate of 10% per annum and maturing December 11, 2022; (iii) granted the Investor a first-priority security interest in the Initial Viking Shares and the Company’s other assets pursuant to a Security Agreement-Pledge (the “December 23rd Pledge Agreement”), and a general security agreement (the “December 23rd Security Agreement”), respectively; and (iv) entered into an amendment to the Company’s $6,000,000 promissory note previously issued to the Investor dated December 11, 2020, amending the acceleration provision of the note to provide that the note repayment obligations would not accelerate if Camber had increased its authorized capital stock by March 11, 2021 (the “Note Amendment”). On February 23, 2021, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of our authorized shares of common stock from 25,000,000 to 250,000,000, which amendment was filed with the State of Nevada on February 23, 2021.

On December 23, 2020, the December 23rd Investor Note was funded, and the Company closed the investment, paying the Cash and assigning the membership interests to Viking and cancelling the Viking Notes and related accrued interest. At the closing, James Doris and Frank Barker, Jr., Viking’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), respectively, were appointed the CEO and CFO, respectively, of the Company, and Mr. Doris was appointed a member of the Board of Directors of the Company.

On January 8, 2021, the Company entered into another purchase agreement with Viking pursuant to which the Company increased its investment by acquiring an additional 16,153,846 shares of Viking common stock (the “Additional Viking Shares”) in consideration of (i) the Company issuing 1,890 shares of Camber’s Series C Redeemable Convertible Preferred Stock to EMC Capital Partners, LLC (“EMC”), one of the Viking’s lenders which held a secured promissory note with an original principal amount of $20,869,218 in connection with the purchase of oil and gas assets on or about February 3, 2020 (the “EMC Note”); and (ii) EMC considering the EMC Note, and related accrued interest, paid in full and cancelled pursuant to the Cancellation Agreement described below.

Simultaneously, on January 8, 2021, Viking entered into a Cancellation Agreement with EMC (the “Cancellation Agreement”) pursuant to which Viking agreed to pay $325,000 to EMC, and EMC agreed to cancel and terminate in the EMC Note and all other liabilities, claims, amounts owing and other obligations under the Note.

As a result of these two investments, the Company owned approximately 63% of the outstanding common shares of Viking as of January 8, 2021.

The Company has determined that its ownership of the common shares of Viking gives the Company the ability to exercise significant influence over Viking, but not control from an accounting perspective pursuant to applicable accounting rules and/or guidelines, and therefore the Company has not consolidated the financial statements of Viking into the Company’s financial statements.  Rather, the Company accounts for its investment in Viking under the equity method.

Merger Agreement with Viking Energy Group, Inc.

On February 15, 2021, Camber entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Viking. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, a newly formed wholly-owned subsidiary of Camber (“Merger Sub”) will then merge with and into Viking (the “Merger”), with Viking surviving the Merger as a wholly-owned subsidiary of Camber (the “Combined Company”).

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share: (i) of common stock, par value $0.001 per share, of Viking (the “Viking Common Stock”) issued and outstanding immediately prior to the Effective Time, other than shares owned by Camber, Viking and Merger Sub, will be converted into the right to receive one share of common stock of Camber; and (ii) of Series C Convertible Preferred Stock of Viking (the “Viking Preferred Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive one share of Series A Convertible Preferred Stock of Camber (the “Camber Series A Preferred Stock”). Each share of Camber Series A Preferred Stock will be convertible into 890 shares of common stock of Camber (subject to a beneficial ownership limitation preventing conversion into Camber common stock if the holder would be deemed to beneficially own more than 9.99% of Camber’s common stock), will be treated equally with Camber’s common stock with respect to dividends and liquidation, and will only have voting rights with respect to voting: (a) on a proposal to increase or reduce Camber’s share capital; (b) on a resolution to approve the terms of a buy-back agreement; (c) on a proposal to wind up Camber; (d) on a proposal for the disposal of all or substantially all of Camber’s property, business and undertaking; (f) during the winding-up of Camber; and/or (g) with respect to a proposed merger or consolidation in which Camber is a party or a subsidiary of Camber is a party. Holders of Viking Common Stock and Viking Preferred Stock will have any fractional shares of Camber common stock or preferred stock after the Merger rounded up to the nearest whole share.

At the Effective Time, each outstanding Viking equity award, will be converted into the right to receive the merger consideration in respect of each share of Viking Common Stock underlying such equity award and, in the case of Viking stock options, be converted into vested Camber stock options based on the merger exchange ratio calculated as provided above (the “Exchange Ratio”).

The Merger Agreement provides, among other things, that effective as of the Effective Time, James A. Doris, the current Chief Executive Officer of both Viking and Camber, shall serve as President and Chief Executive Officer of the Combined Company following the Effective Time. The Merger Agreement provides that, as of the Effective Time, the Combined Company will have its headquarters in Houston, Texas.

The Merger Agreement also provides that, during the period from the date of the Merger Agreement until the Effective Time, each of Camber and Viking will be subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and to engage in discussions with third parties regarding alternative acquisition proposals, subject to customary exceptions. Viking is required to hold a meeting of its stockholders to vote upon the adoption of the Merger Agreement and, subject to certain exceptions, to recommend that its stockholders vote to adopt the Merger Agreement. Camber is required to hold a meeting of its stockholders to approve the issuance of Viking Common Stock and Viking Preferred Stock in connection with the Merger (the “Merger Share Issuance”).

The completion of the Merger is subject to customary conditions, including (i) adoption of the Merger Agreement by Camber’s stockholders and approval of the Merger Share Issuances by Camber’s stockholders, (ii) receipt of required regulatory approvals, (iii) effectiveness of a registration statement on Form S-4 for the Camber common stock to be issued in the Merger (the “Form S-4”), and (iv) the absence of any law, order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) subject to certain exceptions, performance by the other party of its obligations under the Merger Agreement and (iii) the absence of any material adverse effect on the other party, as defined in the Merger Agreement.

Additional closing conditions to the Merger include that in the event the NYSE American determines that the Merger constitutes, or will constitute, a “back-door listing” or “reverse merger,” Camber (and its common stock) would be required to qualify for initial listing on the NYSE American, pursuant to the applicable guidance and requirements of the NYSE as of the Effective Time.

The Merger Agreement can be terminated (i) at any time with the mutual consent of the parties; (ii) by either Camber or Viking if any governmental consent or approval required for closing is not obtained, or any governmental entity issues a final non-appealable order or similar decree preventing the Merger; (iii) by either Viking or Camber if the Merger shall not have been consummated on or before August 1, 2021; (iv) by Camber or Viking, upon the breach by the other of a term of the Merger, which is not cured within 30 days of the date of written notice thereof by the other; (v) by Camber if Viking is unable to obtain the affirmative vote of its stockholders for approval of the Merger; (vi) by Viking if Camber is unable to obtain the affirmative vote of its stockholders required pursuant to the terms of the Merger Agreement; and (vii) by Viking or Camber if there is a willful breach of the Merger Agreement by the other party thereto.

The Merger Agreement has no impact on the Camber Series C Preferred Stock.

The Merger Agreement contains customary indemnification obligations of the parties and representations and warranties.

The representations, warranties and covenants of each party set forth in the Merger Agreement have been made only for the purposes of, and were and are solely for the benefit of the parties to, the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Accordingly, the representations and warranties may not describe the actual state of affairs at the date they were made or at any other time, and investors should not rely on them as statements of fact. In addition, such representations and warranties (i) will not survive consummation of the Merger and (ii) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the parties’ public disclosures. Accordingly, the Merger Agreement is included with this filing only to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any factual information regarding Camber or Viking, their respective affiliates or their respective businesses. The Merger Agreement should not be read alone, but should instead be read in conjunction with the other information regarding Camber, Viking, their respective affiliates or their respective businesses, the Merger Agreement and the Merger that will be contained in, or incorporated by reference into, a Form S-4 that will include a joint proxy statement of Camber and Viking and a prospectus of Viking, as well as in the Forms 10-K, Forms 10-Q and other filings that each of Camber and Viking make with the SEC.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1.

Lineal Acquisition and Divestiture

On December 31, 2019, the Company entered into a Preferred Stock Redemption Agreement (the “Redemption Agreement”) by and between the Company and the prior owners of Lineal, whereby the Company redeemed the Company’s Series E and F Preferred Stock (the holders of such preferred stock, collectively, the “Preferred Holders”) issued in connection with the Lineal Merger (as defined in Note 2). Pursuant to the Redemption Agreement, effective as of December 31, 2019, ownership of 100% of Lineal was transferred back to the Preferred Holders, and, all of the Series E Preferred Stock and Series F Preferred Stock of the Company outstanding were canceled through the redemption (the “Lineal Divestiture”). The Redemption Agreement also provided for (a) the entry by Lineal and the Company into a new unsecured promissory note in the amount of $1,539,719, the outstanding amount of the July 2019 Lineal Note together with additional amounts loaned by Camber to Lineal through December 31, 2019 (the “December 2019 Lineal Note”); and, (b) the unsecured loan by the Company to Lineal on December 31, 2019 of an additional $800,000, entered into by Lineal in favor of the Company on December 31, 2019 (“Lineal Note No. 2”); The December 2019 Lineal Note and Lineal Note No. 2, accrued interest, payable quarterly in arrears, beginning on March 31, 2020 and continuing until December 31, 2021, when all interest and principal was due, at 8% and 10% per annum (18% upon the occurrence of an event of default), respectively. Pursuant to the Redemption Agreement, the parties thereto mutually agreed to unwind the Lineal Merger and allow for the redemption in full of Lineal by the Preferred Holders. In connection therewith, the Company redeemed the Company’s Series E and F Preferred Stock issued in connection with the Lineal Merger and ownership of 100% of Lineal was transferred back to the Preferred Holders, and all of the Series E Preferred Stock and Series F Preferred Stock of the Company outstanding were cancelled through the redemption.

N&B Production Payment

The Company sold a significant portion of its oil and gas production assets in Oklahoma to N&B Energy, LLC (“N&B Energy”) effective August 1, 2018. As part of the sale of its assets to N&B Energy, the Company also retained a 12.5% production payment (effective until a total of $2.5 million has been received) and a 3% overriding royalty interest, in its then existing Okfuskee County, Oklahoma assets; and an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignments of Overriding Royalty Interests. No payments were received in regard to any of the retained items noted above through December 31, 2020, and the filing date hereof.

Camber retained its assets in Glasscock County and operated wells in Hutchinson County, Texas, following the N&B Energy transaction until completion of the Settlement Agreement discussed below.

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

Apache Corporation Settlement

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

Preferred Stock Financing Transactions

On and effective June 22, 2020, the Company and an institutional investor, Discover Growth Fund, LLC ( “Discover”) entered into a Stock Purchase Agreement (the “June 2020 Purchase Agreement”), pursuant to which Discover purchased 630 shares of the Company’s Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) for $6 million, at a 5% original issue discount to the $10,000 face value of such preferred stock (the “Face Value”). Pursuant to the June 2020 Purchase Agreement, as long as Discover holds any shares of Series C Preferred Stock, the Company agreed that, except as contemplated in connection with the Merger, the Company would not issue or enter into or amend an agreement pursuant to which the Company may issue any shares of common stock, other than (a) for restricted securities with no registration rights, (b) in connection with a strategic acquisition, (c) in an underwritten public offering, or (d) at a fixed price. The Company also agreed that it would not issue or amend any debt or equity securities convertible into, exchangeable or exercisable for, or including the right to receive, shares of common stock (i) at a conversion price, exercise price or exchange rate or other price that is based upon or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of the security or (ii) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock.

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

Finally, the Company agreed to include proposals relating to the approval of the June 2020 Purchase Agreement and the issuance of the shares of common stock upon conversion of the Series C Preferred Stock sold pursuant to the June 2020 Purchase Agreement, as well as an increase in authorized common stock to fulfill the Company’s obligations to issue such shares, at the meeting held to approve the merger pursuant to the original planned merger agreement entered into with Viking in February 2020 (“First Merger Agreement”) or a separate meeting in the event the Merger is terminated prior to shareholder approval, and to use commercially reasonable best efforts to obtain such approvals as soon as possible and in any event prior to December 31, 2020.

The Company loaned $4.2 million of the funds provided by the June 2020 Purchase Agreement to Viking in connection with the purchase of the June 2020 Secured Note.

Also on June 22, 2020, the Company and Discover entered into an Amendment to Stock Purchase Agreement (the “SPA Amendment”), pursuant to which the Investor agreed to terminate the obligation set forth in the Stock Purchase Agreement previously entered into between the Company and the Investor on February 3, 2020, which contained a Repurchase Requirement substantially similar to the one contained in the June 2020 Purchase Agreement, as to the 525 shares of Series C Preferred Stock sold to Discover on February 3, 2020, which would have required that the Company pay Discover an aggregate of $5,775,000 in connection with the redemption of the 525 shares of Series C Preferred Stock the Company sold to Discover in the event the First Merger Agreement was terminated.

Effective as of July 9, 2021, the Company and another institutional investor, Antilles Family Office, LLC, an affiliate of Discover ( “Antilles”), entered into a Stock Purchase Agreement (the “July 2021 Purchase Agreement”).

Under the terms of the July 2021 Purchase Agreement, Antilles purchased 1,575 shares of Series C Preferred Stock for $15 million, at a 5% original issue discount to the $10,000 face value of each share of preferred stock.

Pursuant to the July 2021 Purchase Agreement, as long as Antilles holds any shares of Series C Preferred Stock, we agreed that, except as contemplated in connection with the Merger, we would not issue or enter into or amend an agreement pursuant to which we may issue any shares of common stock, other than (a) for restricted securities with no registration rights, (b) in connection with a strategic acquisition, (c) in an underwritten public offering, or (d) at a fixed price. We also agreed that we would not issue or amend any debt or equity securities convertible into, exchangeable or exercisable for, or including the right to receive, shares of common stock (i) at a conversion price, exercise price or exchange rate or other price that is based upon or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of the security or (ii) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock.

We also agreed that if we issue any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to Antilles, then we would notify Antilles of such additional or more favorable term and such term, at the Investor’s option, may become a part of the transaction documents with the Investor. We agreed to include proposals relating to the approval of the July 2021 Purchase Agreement and the issuance of the shares of common stock upon conversion of the Series C Preferred Stock sold pursuant to the July 2021 Purchase Agreement, as well as an increase in authorized common stock to fulfill our obligations to issue such shares, at the Company’s next Annual Meeting, the meeting held to approve the Merger or a separate meeting in the event the Merger is terminated prior to shareholder approval, and to use commercially reasonable best efforts to obtain such approvals as soon as possible and in any event prior to January 1, 2022.

Exchange Agreement, Promissory Notes and Security Agreements with the Investor

On December 11, 2020, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Discover, the sole shareholder of the Company’s Series C Preferred Stock at that time. The transactions contemplated by the Exchange Agreement closed on December 11, 2020. Pursuant to the Exchange Agreement, as an accommodation to the Company, and in order to reduce the potential dilutive impact of the Series C Preferred Stock, by reducing the number of outstanding shares of Series C Preferred Stock, the Investor exchanged 600 shares of Series C Preferred Stock (the “Exchanged Shares”), with an aggregate face value of $6,000,000 (600 shares each with a face value of $10,000 per share), for a $6,000,000 secured Promissory Note (the “December 11th Investor Note”), and the 600 Preferred Shares were cancelled.

Pursuant to the Exchange Agreement (a) Discover waived all prior breaches and defaults that occurred prior to the date of the Exchange Agreement or that may continue or occur for 90 days thereafter, under any agreements entered into with Discover relating to the acquisition of shares of Series C Preferred Stock (the “90 Day Period”), and waived all rights and remedies with respect to any such breaches and defaults; (b) we agreed to timely file all reports required by the SEC for so long as Discover holds any Series C Preferred Stock (provided the Company was provided until December 31, 2020, to file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2020); (c) we agreed to indemnify and hold Discover, its affiliates, managers and advisors, and their related parties, harmless from any losses related to any breach of the Exchange Agreement (or other transaction documents), and from any action by the Company or a creditor or stockholder of the Company, challenging the transactions contemplated by the Exchange Agreement and related agreements, except to the extent finally adjudicated to be caused solely by such indemnified party’s unexcused material breach of an express provision of the Exchange Agreement or related agreements; (d) we agreed to reserve from our outstanding common stock, shares of common stock to allow for the conversion of the outstanding Series C Preferred Stock (subject to the 90 Day Period); (e) Discover agreed to vote all shares of common stock which it holds as of the record date for any shareholder meeting in favor of the Company’s previously announced pending plan of merger with Viking (the “Merger”), and the other proposals that are recommended for approval by the Board of Directors of the Company in the proxy statement filed in connection with such Merger; (f) Discover agreed to the Merger and agreed to waive any rights it may have (including favored nations, anti-dilution and/or reset rights) in connection therewith; (g) we acknowledged that Discover had previously provided notice to the Company of its intent to increase the beneficial ownership limitation set forth in the designation of the Series C Preferred Stock to 9.99%, and that such limitation will continue to apply moving forward; and (h) we provided Discover and its related parties a general release.

The Exchange Agreement also amended the June 22, 2020 Stock Purchase Agreement previously entered into with Discover, pursuant to which Discover purchased 630 shares of Series C Preferred Stock, to remove from such June 22, 2020 agreement (i) the prohibition on Discover transferring and/or selling shares of Series C Preferred Stock; and (ii) the repurchase obligation, which required the Company to redeem for cash, at 110% of the face value thereof ($10,000 per share), all 630 shares of Series C Preferred Stock sold by the Company in June 2020, in the event the Merger did not close by the required date set forth in the plan of merger relating thereto (as amended from time to time), and all similar provisions in any prior agreements entered into between the Company and Discover.

The December 11th Investor Note (which had no conversion features upon issuance, but is now convertible as described below) had a balance of $6,000,000 and accrues interest at the rate of 10% per annum, which increases to the highest non-usurious rate of interest allowed under applicable law upon the occurrence of an event of default, which interest is due on the maturity date, which maturity date was the earlier of (a) December 11, 2022 (which may be extended with the mutual consent of the parties and a written amendment to the December 11th Investor Note signed by Discover); (b) March 11, 2021, in the event the Merger does not close or is not fully consummated by such date; and (c) the date a change of control of the Company occurs, which includes any person becoming the beneficial owner of more than 50% of the combined voting power of the Company (a “Change in Ownership”), or the approval of (1) a plan of complete liquidation, (2) an agreement for the sale or disposition of all or substantially all the Company’s assets, or (3) a merger (other than a merger for purposes of redomiciling the Company), consolidation, or reorganization of the Company, which would result in a Change in Ownership, provided that the closing of the Merger will not trigger a change of control (or Change in Ownership). The December 11th Investor Note includes customary events of default. Upon the occurrence of an event of default, Discover has the right to accelerate the full amount of the December 11th Investor Note and all interest thereon, to enforce its rights under the December 11th Security Agreement (defined below), and take other actions allowed under applicable law. On or about December 23, 2020, the Company and Discover executed a First Amendment to 10% Secured Promissory Note (the “Note Amendment”) to modify item (b) above as it relates to the potential acceleration of the maturity date of the December 11th Investor Note. Specifically, the Note Amendment provided that the December 11th Investor Note shall automatically accelerate, and all amounts of unpaid principal and interest shall become due immediately in the event that the Merger does not close or is not fully consummated by March 11, 2021; however, such provision shall not apply if on or before such date the Company has increased its authorized capital to at least 250,000,000 common shares (which did occur on February 25, 2021).

Payment of the December 11th Investor Note and performance of the Company’s obligations thereunder is required to be guaranteed by all subsidiaries or entities controlled or owned by the Company, or which may be owned after the date of the December 11th Investor Note, provided that no guarantees have been entered into to date. The December 11th Investor Note may be assigned by Discover subject to compliance with applicable securities laws. The Company may prepay the December 11th Investor Note at any time.

The payment of amounts due under the December 11th Investor Note is secured by the terms of a Security Agreement entered into by the Company in favor of Discover, which provides Discover a first priority security interest in substantially all of our assets (the “December 11th Security Agreement”). If an event of default occurs under the December 11th Investor Note, Discover can enforce its rights under the December 11th Security Agreement and foreclose on our assets in order to satisfy amounts owed thereunder.

As described above, in connection with the Viking Investment, on December 23, 2020, the Company (i) borrowed an additional $12,000,000 from Discover; (ii) issued Discover the December 23rd Investor Note, accruing interest at the rate of 10% per annum and maturing December 11, 2022; (iii) granted Discover a first-priority security interest in the Initial Viking Shares and the Company’s other assets (the “ December 23rd Pledge Agreement”), and a general security agreement (the December 23rd Security Agreement), respectively; and (iv) entered into an amendment to the December 11th Investor Note, amending the acceleration provision of the note to provide that the note repayment obligations would not accelerate if Camber had increased its authorized capital stock by March 11, 2021, which requirement was satisfied.

On April 23, 2021, the Company (i) borrowed an additional $2,500,000 from Discover; (ii) issued Discover a promissory note in the principal amount of $2,500,000 (the “April 23rd Investor Note”), accruing interest at the rate of 10% per annum and maturing December 11, 2022; (iii) to secure payment of the April 23rd Investor Note, the December 23rd Investor Note, and the December 11th Investor Note (such notes together the “Investor Notes”), granted Discover a first-priority security interest in Camber’s shares of Viking and Camber’s other assets pursuant to a Security Agreement-Pledge (the “April 23rd Pledge Agreement”) and a general security agreement (the “April 23rd Security Agreement”). Discover originally had the right to convert amounts owing under the April 23rd Investor Note into shares of common stock of Camber at a fixed price of $1.00 per share (later amended to $1.25 per share as described below), subject to 9.99% beneficial ownership limitations.

Effective July 9, 2021, Camber and Discover executed amendments to each of Discover Notes, pursuant to which (i) the Maturity Date of each of Discover Notes was extended from December 11, 2022, to January 1, 2024; and (ii) Discover is permitted to convert amounts owing under each of Discover Notes into shares of common stock of Camber at a fixed price of $1.25 per share, subject to 9.99% beneficial ownership limitations.

On October 9, 2021, the Company entered into two agreements (collectively, the “October 2021 Agreements”), one agreement with Antilles, a holder of shares of Series C Preferred Stock (the “Preferred Shares”), and another agreement with Discover, a holder of Series C Preferred Stock and holder of three promissory notes with an aggregate principal amount totaling $20,500,000, which were previously executed by the Company in favor of Discover (collectively, the “Notes”). The October 2021 Agreements are identical as to their terms.

Securities Purchase Agreements between the Company and each of Discover and Antilles regarding the purchase and sale of the Series C Preferred Stock (the “SPAs”) require the Company to, among other things, timely file all reports required to be filed by Company pursuant to the Securities Exchange Act of 1934, as amended, and to maintain sufficient reserves from its duly authorized Common Stock for issuance of all Conversion Shares (as defined in the Fourth Amended and Restated Certificate of Designation regarding the Preferred Shares filed by the Company on or about July 10, 2021 (“COD”)). On October 6, 2021, the Company received notice from Antilles and Discover claiming the Company breached the SPAs for failing to comply with the foregoing two items. The Notes contain a provision stating a breach by the Company of any terms within the SPA or COD is also a breach under the Notes, which would result in an immediate acceleration of the Notes at the holder’s option.

Pursuant to the October 2021 Agreements, as an accommodation to the Company and in order to help facilitate implementation of the Company’s business plans and continued trading on the NYSE American, although the parties agreed that a Trigger Event had occurred pursuant to the COD, each of Antilles and Discover agreed to refrain from declaring defaults or bringing a breach of contract action under the SPAs, and Discover agreed to refrain from declaring defaults or bringing a breach of contract action under the Notes, in each case provided the Company: (i) files by November 19, 2021 all reports required to be filed by the Company pursuant to the Exchange Act; and (ii) implements and maintains, as soon as possible but no later than December 31, 2021, a sufficient reserve from its duly authorized Common Stock for issuance of all Conversion Shares. The Company does not have sufficient authorized shares of Common Stock for the issuance of all Conversion Shares and will be required to hold a shareholders’ meeting to approve an amendment to its articles of incorporation to increase its authorized shares of Common Stock in order to comply with the foregoing requirement of the October 2021 Agreements. The Company also agreed to, within 30 days of the date of the Agreements, amend the COD to provide that holders of the Series C Preferred Stock will vote together with holders of common stock on all matters other than election of directors and shareholder proposals (including proposals initiated by any holders of Preferred Shares), on an as-if converted basis, subject to the beneficial ownership limitation in the COD, even if there are insufficient shares of authorized common stock to fully convert the Series C Preferred Stock (the “COD Amendment Requirement”). Pursuant to the October 2021 Agreements, the Company further agreed that due to the occurrence of a Trigger Event the Company would no longer have the right to conduct an early redemption of the Series C Preferred Stock as provided for in the COD.

On November 8, 2021, the Company complied with the COD Amendment Requirement by filing with the Secretary of State of Nevada a Fifth Amended and Restated Designation regarding its Series C Preferred Stock, which amended the Designations to provide the required voting rights.

Series C Preferred Stock Corrections and Amendments

On December 14, 2020, the Company, with the approval of the Board of Directors of the Company and the sole holder of the Company’s Series C Preferred Stock, filed a certificate of corrections with the Secretary of State of Nevada to correct the original designation of the Series C Preferred Stock and the first amended and restated designation thereof, to correct certain errors which were identified in such designations, which failed to clarify, in error, that (A) the failure of any holder of Series C Preferred Stock to receive the number of shares of common stock due upon conversion of Series C Preferred Stock within five trading days of any conversion notice, and any halt or suspension of trading of the Company’s common stock on its then applicable trading market or by any U.S. governmental agency, for 10 or more consecutive trading days, should not have been ‘deemed liquidation events’ under the Series C Preferred Stock designation, unless such events were due to the occurrence of an event that is solely within the control of the Company; (B) the Company was not required to redeem any shares of Series C Preferred Stock for cash solely because the Company does not have sufficient authorized but unissued shares of common stock to issue upon receipt of a notice of conversion or upon a maturity conversion (where the remaining shares of Series C Preferred Stock convert into common stock of the Company automatically on the seven year anniversary date of the Series C Preferred Stock)(a “Maturity Conversion”); and (C) that a Maturity Conversion is only required to occur to the extent that the Company has sufficient authorized but unissued shares of common stock available for issuance upon conversion in connection therewith. The corrections were made solely to match the agreements to the original intent of the parties. The parties determined the corrections were needed because without such corrections, under ASC 480- 10- S99-3A5 and ASC 480-10-S99-3A3(f), the non-corrected designations required the Series C Preferred Stock to be classified as temporary equity due to the foregoing events being outside the Company’s control. However, the corrections failed to remove all redemption provisions that were outside the control of the Company. Therefore, the Series C Preferred Stock remained in temporary equity. The embedded conversion meets the requirements to be considered a derivative liability as stipulated under ASC 815-40-25, under an assessment of the conversion premium as a freestanding instrument.

The corrections were effective as of the original filing dates with the Secretary of State of Nevada of the Company’s original Series C Preferred Stock designation (August 25, 2016) and the Company’s first amended and restated Series C Preferred Stock designation (July 8, 2019), subject to certain exceptions set forth in the Nevada Revised Statutes.

Also on December 14, 2020, the Company, with the approval of the Board of Directors of the Company and the sole holder of the Company’s Series C Preferred Stock, filed a second amended and restated designation of the Series C Preferred Stock with the Secretary of State of Nevada which was effective upon filing (the “Second Amended and Restated Designation”), which amended the first amended and restated designation of the Series C Preferred Stock (as corrected), to include the right of the Company to redeem all (but not less than all) of the outstanding shares of Series C Preferred Stock at a redemption price equal to 110% of the face value of such preferred stock ($10,000 per share), at the Company’s option, at any time, in the event the Company is not in default of any of the terms of any Stock Purchase Agreement pursuant to which such applicable shares of Series C Preferred Stock were sold; (b) formally amend the measurement period for the calculation of the conversion premiums (the “Measurement Period”) due under the terms of the Series C Preferred Stock to begin on the later of February 3, 2020 or, if no trigger event (as described in the designation of the Series C Preferred Stock) has occurred, 30 trading days, and if a trigger event has occurred 60 trading days, before the date of an applicable conversion notice, which had previously been agreed to contractually by the parties (i.e., the beginning of each future measurement period for conversions made after February 3, 2020, will extend back to February 3, 2020); and (c) update the references in the designation to the “Merger” which had previously referred to the Company’s combination with Lineal Star Holdings, LLC, which transaction was rescinded and terminated effective December 31, 2019, to refer to the planned merger with Viking, which has the effect of the Viking merger being approved by the holder of the Series C Preferred Stock and not being a ‘deemed liquidation event’ under the Second Amended and Restated Designation.

On April 14, 2021, the Company, with the approval of the Board of Directors of the Company and the holders of the Company’s Series C Preferred Stock, filed a certificate of correction with the Secretary of State of Nevada to correct the original designation of the Series C Preferred Stock, the first amended and restated designation, and the second amended and restated designation thereof to correct certain errors which were identified in such designations, which failed to clarify, in error, that (A) Section I.D.2(e) of the original Certificate of Designation (the "Designation") implicitly excluded as “Deemed Liquidation Event,” an event or proposal that was initiated by or voted upon by the holder of the Series C Redeemable Convertible Preferred Stock (the “Preferred Shares”), and the Designation has been clarified to expressly exclude such occurrence, (B) Section I.F.4 of the Designation failed to include language to clarify the Corporation is not obligated to redeem the Preferred Shares for cash for any reason that is not solely within the control of the Corporation, (C) Section 1.G.1 of the Designation mistakenly included two subsection b’s where only one was intended, and the unintended subsection b. has been removed, (D) Section I.G.1(e) of the Designation failed to include language to clarify that the Corporation not having sufficient authorized but unissued shares, solely within the control of the Corporation and excluding any event that is not solely within the control of the Corporation, is not a reason that would otherwise trigger the obligations in such section, (E) Sections I.G.1(f) and (g) of the Designation failed to include language to clarify the particular obligations apply only if the Corporation has sufficient authorized and unissued shares, (F) Section I.G.7.e of the Designation mistakenly referenced the incorrect Conversion Price, (G) Section 1.G.9 of the Designation failed to include language to clarify the maximum number of common shares that could be potentially issuable with respect to all conversions and other events that are not solely within the control of the Corporation, that the Dividend Maturity Date is to be indefinitely extended and suspended until sufficient authorized and unissued shares become available, the number of shares required to settle the excess obligation is fixed on the date that net share settlement occurs and that all provisions of the Designation are to be interpreted so that net share settlement is within the control of the Corporation.

The corrections were effective as of the original filing dates with the Secretary of State of Nevada of the Company’s original Series C Preferred Stock designation (August 25, 2016) and the Company’s first amended and restated Series C Preferred Stock designation (July 8, 2019), and the Company’s second amended and restated Series C Preferred Stock designation (December 14, 2020), subject to certain exceptions set forth in the Nevada Revised Statutes.

On April 20, 2021, the Company, with the approval of the Board of Directors of the Company and the holders of the Company’s Series C Preferred Stock, filed a third amended and restated designation of the Series C Preferred Stock with the Secretary of State of Nevada (the “Third Amended and Restated Designation”), which amended the Designations to state that dividends and conversion premiums will only be paid in shares of Company common stock, and state that redemption amounts will only be paid in shares of Company common stock. On July 10, 2021, the Company, with the approval of the Board of Directors of the Company and the holders of the Company’s Series C Preferred Stock, filed an amendment to its designation of its Series C Preferred Stock with the Secretary of State of Nevada (the “Fourth Amended and Restated Designation”), solely to increase the number of preferred shares designated as Series C Preferred Stock from 5,000 to 5,200.

On November 8, 2021, the Company filed with the Secretary of State of Nevada a Fifth Amended and Restated Designation regarding its Series C Preferred Stock which amended the Designations to provide voting rights to holders of the Series C Preferred Stock as required by the October 2021 Agreements (as defined herein).

Amendments to Articles Regarding Common Shares

Effective on April 16, 2020, with the approval of the Company’s stockholders at its April 16, 2020 special meeting of stockholders, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized shares of common stock to 25 million shares of common stock. Effective on February 23. 2021, with the approval of the Company’s stockholders at its February 23, 2021 special meeting of stockholders, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized shares of common stock to 250 million shares of common stock.

Industry Segments

For the year ended March 31, 2020 and the nine months ended December 31, 2020, our operations were all crude oil and natural gas exploration and production related, except that from July 8, 2019 to December 31, 2019, we also owned and operated Lineal, which operated as an oil and gas service company and generated oil and gas service revenues. As described above under “Lineal Acquisition and Divestiture”, on December 31, 2019, we divested our entire interest in Lineal. In conjunction with the Lineal Divestiture, all contract revenue (oil and gas service revenue) has been included in “Loss from Discontinued Operations” for the year ended March 31, 2020, on the statement of operations. Our operations for the nine months ended December 31, 2020 were all crude oil and natural gas exploration.

Competition

We are in direct competition for properties with numerous oil and natural gas companies and partnerships exploring various areas of Louisiana, Texas, and elsewhere. Many competitors are large, well-known oil and natural gas and/or energy companies, although no single entity dominates the industry. Many of our competitors possess greater financial and personnel resources, enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us. Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry.

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

RCRA and comparable state and local requirements impose standards for the management, including treatment, storage, and disposal, of both hazardous and non- hazardous solid wastes. We generate hazardous and non-hazardous solid waste in connection with our routine operations. From time to time, proposals have been made that would reclassify certain oil and natural gas wastes, including wastes generated during drilling, production and pipeline operations, as “hazardous wastes” under RCRA, which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal, and clean-up requirements. This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and natural gas wastes could have a similar impact. Because oil and natural gas exploration and production, and possibly other activities, have been conducted at some of our properties by previous owners and operators, materials from these operations remain on some of the properties and in some instances, require remediation. In addition, in certain instances, we have agreed to indemnify sellers of producing properties from which we have acquired reserves against certain liabilities for environmental claims associated with such properties. While we do not believe that costs to be incurred by us for compliance and remediating previously or currently owned or operated properties will be material, there can be no guarantee that such costs will not result in material expenditures.

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

Employees

The Company now has 9 fulltime employees, all working at the Company’s office in Houston, Texas. Outside of the Houston operation, the Company continues to retain outside consultants as needed, involved in business development, business analysis, financial consulting, web programming and designing, execution and support of the Company's business.

Reports to Securities Holders

The Company provides its annual report that includes its audited financial information to its shareholders upon written request. The Company also makes its financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Exchange Act. The Company is subject to disclosure filing requirements including filing Form 10-K's annually and Form 10-Q's quarterly. In addition, the Company files Form 8-K and other proxy and information statements from time to time as required.

The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Lineal owes us a substantial amount of money which may not be timely repaid, if at all.

Pursuant to a December 31, 2019 Redemption Agreement entered into between us and the prior owners of Lineal, we entered into a new unsecured promissory note in the amount of $1,539,719 with Lineal, evidencing the outstanding amount of a prior July 2019 promissory note, together with additional amounts loaned by us to Lineal through December 31, 2019 (the “December 2019 Lineal Note”); and loaned Lineal an additional $800,000, which was evidenced by an unsecured promissory note in the amount of $800,000, entered into by Lineal in favor of Camber on December 31, 2019 (“Lineal Note No. 2”). The December 2019 Lineal Note and Lineal Note No. 2, accrue interest, payable quarterly in arrears, beginning on March 31, 2020 and continuing until December 31, 2021, when all interest and principal is due, at 8% and 10% per annum (18% upon the occurrence of an event of default), respectively. The December 2019 Lineal Note and Lineal Note No. 2 are unsecured. Due to the impact of COVID-19 on its operations, Lineal notified the Company that it currently has insufficient liquidity to make scheduled interest payments due under the notes. As of December 31, 2020, Lineal is in arrears for interest due on July 1 and October 1, 2020 totaling $109,882 which has been accrued as of December 31, 2020, but which the Company has fully reserved in its allowance for bad debts. Additionally, the Company applied a reserve in the amount of $115,719 against the principal balance of the notes.

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

We depend to a significant degree upon the involvement of our management, specifically, our Chief Executive Officer, James G. Doris, and our Chief Financial Officer, Frank Barker, who were appointed on December 23, 2020 concurrent with the Acquisition. Mr. Doris is in charge of our strategic planning and operations. Our performance and success are dependent to a large extent on the efforts and continued employment of Mr. Doris and Mr. Barker. We do not believe that Mr. Doris or Mr. Barker could be quickly replaced with personnel of equal experience and capabilities, and their successor(s) may not be as effective. If Mr. Doris, Mr. Barker, or any of our other key personnel resign or become unable to continue in their present roles and if they are not adequately replaced, our business operations could be adversely affected.

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

The oil and natural gas business involve a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us in the future. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for the purchase of properties and/or property interests, exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. As such, our current insurance or the insurance that we may obtain in the future may not be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations, which could lead to any investment in us declining in value or becoming worthless.

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

Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, governments have begun adopting domestic and international climate change regulations that require reporting and reductions of the emission of greenhouse gases. Methane, a primary component of natural gas, and carbon dioxide, a by-product of the burning of oil, natural gas and refined petroleum products, are considered greenhouse gases. In the United States, at the state level, many states, either individually or through multi-state regional initiatives, have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs or have begun considering adopting greenhouse gas regulatory programs. At the federal level, Congress has considered legislation that could establish a cap-and-trade system for restricting greenhouse gas emissions in the United States. The ultimate outcome of this federal legislative initiative remains uncertain. In addition to pending climate legislation, the EPA has issued greenhouse gas monitoring and reporting regulations. Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under section 202(a) of the Clean Air Act, concluding that greenhouse gas pollution threatens the public health and welfare of current and future generations. The finding served as a first step to issuing regulations that require permits for and reductions in greenhouse gas emissions for certain facilities. Moreover, the EPA has begun regulating greenhouse gas emission from certain facilities pursuant to the Prevention of Significant Deterioration and Title V provisions of the Clean Air Act. In the courts, several decisions have been issued that may increase the risk of claims being filed by government entities and private parties against companies that have significant greenhouse gas emissions. Such cases may seek to challenge air emissions permits that greenhouse gas emitters apply for and seek to force emitters to reduce their emissions or seek damages for alleged climate change impacts to the environment, people, and property. Any existing or future laws or regulations that restrict or reduce emissions of greenhouse gases could require us to incur increased operating and compliance costs. In addition, such laws and regulations may adversely affect demand for the fossil fuels we produce, including by increasing the cost of combusting fossil fuels and by creating incentives for the use of alternative fuels and energy.

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

We currently have outstanding indebtedness and, in the future, may incur significant amounts of additional indebtedness in order to make acquisitions or to develop properties. Our level of indebtedness could affect our operations in several ways, including the following:

•	a significant portion of our cash flows could be used to service our indebtedness;

•	a high level of debt would increase our vulnerability to general adverse economic and industry conditions;

•	any covenants contained in the agreements governing our outstanding indebtedness could limit our ability to borrow additional funds;

•	dispose of assets, pay dividends and make certain investments;

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Part II - Item 9A. Controls and Procedures”, as of December 31, 2020, our CEO and CFO have determined that our disclosure controls and procedures were not effective, and such disclosure controls and procedures have not been deemed effective since approximately September 30, 2017. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 and determined that such internal control over financial reporting was not effective as a result of such assessment.

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

The majority of our oil and gas production revenues come from a number of producing wells. In the event those wells are required to be shut-in (as they were for various periods in the past), our production and revenue could be adversely affected. Our wells are shut-in from time-to-time for maintenance, workovers, upgrades and other matters outside of our control, including repairs, adverse weather (including hurricanes, flooding and tropical storms), inability to dispose of produced water or other regulatory and market conditions. Any significant period where our wells, and especially our top producing wells, are shut-in, would have a material adverse effect on our results of production, oil and gas revenues and net income or loss for the applicable period. However, notwithstanding the above, Camber’s management believes that Camber’s non-operated properties will be immaterial to the combined company following the merger and following the merger the combined company’s management will determine what course to take regarding such combined company assets, including Camber’s non-operated properties.

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

Our oil and gas revenues, operating results, profitability, cash flow, future rate of growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our oil and natural gas properties, are substantially dependent upon prevailing prices of crude oil and natural gas. Lower crude oil and natural gas prices also may reduce the amount of crude oil and natural gas that we can produce economically. Historically, the markets for crude oil and natural gas have been very volatile, and such markets are likely to continue to be volatile in the future. Prices for oil and natural gas fluctuate widely in response to a variety of factors beyond our control, such as:

•	overall U.S. and global economic conditions;
•	weather conditions and natural disasters;
•	seasonal variations in oil and natural gas prices;
•	price and availability of alternative fuels;
•	technological advances affecting oil and natural gas production and consumption;
•	consumer demand;
•	domestic and foreign supply of oil and natural gas;
•	variations in levels of production;
•	regional price differentials and quality differentials of oil and natural gas; price and quantity of foreign imports of oil, NGLs, and natural gas;
•	global pandemics and epidemics, such as COVID-19;
•	the completion of large domestic or international exploration and production projects;
•	restrictions on exportation of oil and natural gas;
•	the availability of refining capacity;
•	the impact of energy conservation efforts;
•	political conditions in or affecting other oil producing and natural gas producing countries, including the current conflicts in the Middle East and conditions in South America and Russia; and
•	domestic and foreign governmental regulations, actions and taxes.

Further, oil and natural gas prices do not necessarily fluctuate in direct relation to each other. Our revenue, profitability, and cash flow depend upon the prices of supply and demand for oil and natural gas, and a drop in prices can significantly affect our financial results and impede our growth. In particular, declines in commodity prices may:

•	negatively impact the value of our reserves, because declines in oil and natural gas prices would reduce the value and amount of oil and natural gas that we can produce economically;

•	reduce the amount of cash flow available for capital expenditures, repayment of indebtedness, and other corporate purposes; and

•	limit Camber’s ability to borrow money or raise additional capital.

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

If we do not hedge our exposure to reductions in oil and natural gas prices, we may be subject to significant reductions in prices. Alternatively, we use oil and natural gas price hedging contracts, which involve credit risk and may limit future revenues from price increases and result in significant fluctuations in our profitability.

In the event that we choose not to hedge our exposure to reductions in oil and natural gas prices by purchasing futures and by using other hedging strategies, we may be subject to significant reduction in prices which could have a material negative impact on our profitability. Alternatively, we use hedging transactions with respect to a portion of our oil and natural gas production to achieve more predictable cash flow and to reduce our exposure to price fluctuations. While the use of hedging transactions limits the downside risk of price declines, their use also may limit future revenues from price increases. Hedging transactions also involve the risk that the counterparty may be unable to satisfy its obligations.

Declines in oil and, to a lesser extent, NGL and natural gas prices, have in the past, and will continue in the future to, adversely affect our business, financial condition and results of operations may adversely affect our ability to meet our capital expenditure obligations or targets and financial commitments.

The price we receive for oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of reserves, the nature and scale of our operations and future rate of growth. Oil, NGL and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. In general, our financial results are more sensitive to movements in oil prices. The price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude rising from a low of $27 in February 2016 to a high of $76 in October 2018, then, in 2020, dropping below $20 per barrel due in part to reduced global demand stemming from the recent global COVID-19 outbreak, provided that pricing has since increased to over $70 per barrel prior to the filing of this Report. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity and our ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy, which would have a material adverse effect on our stock price and indebtedness.

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

If we make acquisitions or enter into any business combinations in the future, funding permitting, we could have difficulty integrating the acquired companies’ assets, personnel and operations with our own. Additionally, acquisitions, mergers or business combinations we may enter into in the future (other than the Merger) could result in a change of control of the Company, and a change in the Board of Directors or officers of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition or completing a business combination, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions and business combinations are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired companies, concepts and operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	change in our business focus and/or management;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and partners as a result of any integration of new management personnel;

•	the potential inability to manage an increased number of locations and employees;

•	our ability to successfully manage the companies and/or concepts acquired;

•	the failure to realize efficiencies, synergies and cost savings; or

•	the effect of any government regulations which relate to the business acquired.

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

You should not assume that the present value of future net cash flows as included in our public filings is the current market value of our estimated proved oil and natural gas reserves. We generally base the estimated discounted future net cash flows from proved reserves on current costs held constant over time without escalation and on commodity prices using an unweighted arithmetic average of first-day-of-the-month index prices, appropriately adjusted, for the 12-month period immediately preceding the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs used for these estimates and will be affected by factors such as:

•	actual prices we receive for oil and natural gas;

•	actual cost and timing of development and production expenditures;

•	the amount and timing of actual production; and

•	changes in governmental regulations or taxation.

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

On February 24, 2020, we received notice from the NYSE American (the “Exchange”) that we were not in compliance with certain of the Exchange’s continued listing standards as set forth in Part 10 of the NYSE American Company Guide (the “Company Guide”). Specifically, because we reported stockholders’ equity of $3.1 million as of December 31, 2019 and net losses in three of our four most recent fiscal years then ended, we did not comply with Section 1003(a)(ii) of the Company Guide because we had stockholders’ equity of less than $4,000,000 and reported losses from continuing operations and/or net losses in three of our four most recent fiscal years. In order to maintain our listing on the Exchange, the Exchange requested we submit a plan of compliance (the “Plan”) by March 25, 2020 addressing how we intended to regain compliance with Section 1003(a)(ii) of the Company Guide by August 24, 2021, which plan was submitted and accepted. On May 8, 2020, the Company was notified by the NYSE that the NYSE Regulation accepted the Company’s plan to regain compliance with the Exchange’s continued listing standards set forth in Section 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”) by August 24, 2021, subject to periodic review by the NYSE for compliance with the initiatives set forth in the plan. If the Company is not in compliance with the continued listing standards by August 24, 2021, or if the Company does not make progress consistent with the plan during the plan period, the NYSE staff may initiate delisting proceedings as appropriate. We are continuing to make progress with our plan of compliance as previously submitted to the NYSE. During the plan period, we are able to continue our listing and will be subject to continued periodic review by the Exchange staff. If we do not make progress consistent with the Plan during the plan period, we will be subject to delisting procedures as set forth in the Company Guide. Pursuant to a letter dated January 21, 2021, the Exchange advised the Company is back in compliance with all of the Exchange’s continued listing standards set forth in Company Guide. Specifically, the Company has resolved the continued listing deficiency with respect to Section 1003(a)(ii) of the Company Guide referenced in the Exchange’s letter dated February 24, 2020. The Company is subject to NYSE Regulation’s normal continued listing monitoring, and in accordance with Section 1009(h) of the Company Guide, if the Company is again determined to be below any of the continued listing standards within 12 months of the date of the January 21, 2021 letter, the Exchange will examine the relationship between the two incidents of noncompliance and re-evaluate the Company’s method of financial recovery from the first incident. NYSE Regulation will then take the appropriate action, which, depending on the circumstances, may include truncating the compliance procedures described Section 1009 of the Company Guide or immediately initiating delisting proceedings.

On May 21, 2021, we received notice from the Exchange that the Company is not in compliance with the Exchange’s continued listing standards as set forth in Section 1007 of the Company given the Company failed to timely file (the “Filing Delinquency”) its Form 10-K for the 9-month transition period ended December 31, 2020 (the “Report”). We believe this delinquency will be cured via the filing of this Report.

The Company previously filed a Form 12b-25 with the Securities and Exchange Commission on May 6, 2021, to extend the due date for the Report. The Form 12b-25 disclosed that the Report was unable to be filed on time due to delays in assembling the financial information required to be reviewed by the Company’s independent auditor, and in completing the accounting of certain transactions affecting the Company. Such further delay in filing the Report past the deadline set forth in the Form 12b-25 is due to issues that have arisen in connection with (i) finalizing the determination of the fair values of both assets and liabilities associated with the Company’s acquisition of a controlling interest in Viking Energy Group, Inc. in December of 2020, and (ii) key personnel changes at the Company’s independent auditing firm. The Company is taking steps to complete the required accounting and plans to file the Report as soon as practicable.

During the six-month period from the date of the Filing Delinquency (the “Initial Cure Period”), the Exchange will monitor the Company and the status of the Report and any subsequent delayed filings, including through contact with the Company, until the Filing Delinquency is cured. If the Company fails to cure the Filing Delinquency within the Initial Cure Period, the Exchange may, in the Exchange's sole discretion, allow the Company’s securities to be traded for up to an additional six-month period (the “Additional Cure Period”) depending on the Company’s specific circumstances. If the Exchange determines an Additional Cure Period is not appropriate, suspension and delisting procedures will commence in accordance with the procedures set out in Section 1010 hereof. If the Exchange determines that an Additional Cure Period of up to six months is appropriate and the Company fails to file its Delinquent Report and any subsequent delayed filings by the end of that period, suspension and delisting procedures will generally commence.

If we are unable to retain compliance with the NYSE American criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing. In addition, delisting from the NYSE American might negatively impact our reputation and, as a consequence, our business. Additionally, if we were delisted from the NYSE American and we are not able to list our common stock on another national exchange we will no longer be eligible to use Form S-3 registration statements (we are currently not eligible to use Form S-3 until potentially in mid-2023 due to late filings) and will instead be required to file a Form S-1 registration statement for any primary or secondary offerings of our common stock, which would delay our ability to raise funds in the future, may limit the type of offerings of common stock we could undertake, and would increase the expenses of any offering, as, among other things, registration statements on Form S-1 are subject to SEC review and comments whereas take downs pursuant to a previously filed Form S-3 are not.

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

We currently have a highly volatile market for our common stock, which market is anticipated to remain volatile in the future. Factors that could affect our stock price or result in fluctuations in the market price or trading volume of our common stock include:

•	our actual or anticipated operating and financial performance and drilling locations, including reserve estimates;

•	quarterly variations in the rate of growth of our financial indicators, such as net income/loss per share, net income/loss and cash flows, or those of companies that are perceived to be similar to us;

•	changes in revenue, cash flows or earnings estimates or publication of reports by equity research analysts;

•	speculation in the press or investment community;

•	public reaction to our press releases, announcements and filings with the SEC;

•	sales of our common stock by us or other stockholders, or the perception that such sales may occur;

•	the amount of our freely tradable common stock available in the public marketplace;

•	general financial market conditions and oil and natural gas industry market conditions, including fluctuations in commodity prices;

•	the realization of any of the risk factors that we are subject to;

•	the recruitment or departure of key personnel;

•	commencement of, or involvement in, litigation;

•	the prices of oil and natural gas;

•	the success of our exploration and development operations, and the marketing of any oil and natural gas we produce;

•	changes in market valuations of companies similar to the Company; and

•	domestic and international economic, public health, legal and regulatory factors unrelated to our performance.

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

We have authorized capital stock consisting of 250,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of November 13, 2021, we had (i) 250,000,000 shares of common stock outstanding and (ii) 5,200 designated shares of Series C Preferred Stock, 3,886 of which were outstanding (each as described in greater detail below under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Description of Capital Stock”). As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, subject to the requirements of the NYSE American (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), which if issued could cause substantial dilution to our then stockholders. Shares of additional preferred stock may also be issued by our Board of Directors without stockholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have super voting rights and/or other rights or preferences which could provide the preferred stockholders with substantial voting control over us subsequent to the date of this filing and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

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

The requirement that we pay all premiums and dividends through maturity and the adjustable nature of such premium and dividend rates, may force us to issue the holders significant additional shares of common stock, which may cause significant dilution to existing stockholders. Pursuant to the Third Amended and Restated Certificate of Designation, the Company has the option to redeem any or all shares of Series C Preferred Stock by paying Holder, in registered or unregistered shares of Common Stock valued at an amount per share equal to 100% of the Liquidation Value for the shares redeemed, and the Corporation will use its best efforts to register such shares.

The number of shares of common stock issuable in consideration for premiums, interest and dividends through maturity on the Series C Preferred Stock continue to be adjustable after the conversion of such securities.

Pursuant to the terms of the Series C Preferred Stock, the conversion rate of such securities in connection with the premiums and dividends due on such securities through maturity (7 years, regardless of when converted), continues to be adjustable after the issuance of such securities. Specifically, such securities remain adjustable, based on a discount to the lowest daily volume weighted average price during a measuring period for a period of 30 or 60 days (depending on whether or not a Triggering Event has occurred, and potentially longer if certain equity conditions are not satisfied) after the applicable number of shares stated in the initial conversion notice have actually been received into the holder’s designated brokerage account in electronic form and fully cleared for trading (subject to certain extensions described in the applicable securities). Because the holders of the Series C Preferred Stock are limited to holding not more than 9.99% of the Company’s common stock upon exercise/conversion of any security, they may not receive all of the shares due upon any conversion, until it has sold shares and been issued additional shares and as such, the beginning date for the applicable 30 or 60 day period after conversion is impossible to determine and may be a significant additional number of days after the initial conversion.

In the event of a decrease in the Company’s stock price during the applicable measuring periods, the conversion rate of the premiums and dividends due on such applicable securities will adjust downward and holders of Series C Preferred Stock would be due additional shares of common stock for their conversions, which issuances may cause further significant dilution to existing stockholders and the sale of such shares may cause the value of the Company’s common stock to decline in value. Furthermore, it is likely that the sale by holders of the shares of common stock received in connection with any conversion, during the applicable measuring period, will cause the value of the Company’s common stock to decline in value and the conversion rate to decrease and will result in holder being due additional shares of common stock during the measuring period, which will trigger additional decreases in the value of the Company’s common stock upon further public sales. If this were to occur, holder would be entitled to receive an increasing number of shares, upon conversion of the remaining securities, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

The issuance of common stock upon conversion of the Series C Preferred Stock will cause immediate and substantial dilution and the sale of such stock will cause significant downward pressure on our stock price.

The issuance of common stock upon conversion of the Series C Preferred Stock will result in immediate and substantial dilution to the interests of other stockholders. Although holders may not receive shares of common stock exceeding 9.99% of our outstanding shares of common stock immediately after affecting such conversion, this restriction does not prevent holders from receiving shares up to the 9.99% limit, selling those shares, and then receiving the rest of the shares it is due, in one or more tranches, while still staying below the 9.99% limit. If holders choose to do this, it will cause substantial dilution to the then holders of our common stock. Additionally, the continued sale of shares issuable upon successive conversions will likely create significant downward pressure on the price of our common stock as holders sells material amounts of our common stock over time and/or in a short period of time. This could place further downward pressure on the price of our common stock and in turn result in holders receiving an ever-increasing number of additional shares of common stock upon conversion of its securities, and adjustments thereof, which in turn will likely lead to further dilution, reductions in the exercise/conversion price of holders securities and even more downward pressure on our common stock, which could lead to our common stock becoming devalued or worthless.

Holders of Series C Preferred Stock Hold a Liquidation Preference in the Company.

Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company, prior to any distribution or payment made to the holders of Preferred Stock or Common Stock by reason of their ownership thereof, the Holders of Series C Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to each share of Series C Preferred Stock equal to $10,000.00, plus an amount equal to any accrued but unpaid Dividends thereon. Because the dividends currently require that interest be paid on the Face Value of between 24.95% and 34.95% per annum, for the entire seven-year term of the Series C Preferred Stock (even if payable sooner than seven years after the issuance date), the total liquidation value required to be paid to Discover upon a liquidation, dissolution or winding up of the Company is approximately $72.1 million. Because our net assets total less than $72.1 million, it is likely that our common stockholders would not receive any amount in the event the Company was liquidated, dissolved or wound up, and the Series C Preferred shareholders would instead receive the entire amount of available funds after liquidation.

If the Company determines to liquidate, dissolve or wind-up its business and affairs, or upon closing or occurrence of any Deemed Liquidation Event, the Company will to the extent allowed under applicable law, but thereafter, prior to or concurrently with the closing, effectuation or occurrence any such action, redeem the Series C Preferred Stock for cash, by wire transfer of immediately available funds to an account designated by Holder, at the Early Redemption Price (defined below) if the event is prior to the Dividend Maturity Date, or at the Liquidation Value if the event is on or after the Dividend Maturity Date. Notwithstanding any other provision, the Company will not be required to redeem any shares of Series C Preferred Stock for cash solely because the Company does not have sufficient authorized but unissued shares of Common Stock to issue upon receipt of a Delivery Notice, upon a maturity conversion, or for any other reason that is not solely within the control of the Company.

A “Deemed Liquidation Event” means: (a) a merger or consolidation in which the Company is a constituent party or a subsidiary of the Company is a constituent party and the Company issues shares of its capital stock pursuant to such merger or consolidation, except (i) any such merger or consolidation involving the Company or a subsidiary in which the Company is the surviving or resulting Company, (ii) any merger effected exclusively to change the domicile of the Company, (iii) any transaction or series of transactions in which the holders of the voting securities of the Company outstanding immediately prior to such transaction continue to retain more than 50% of the total voting power of such surviving entity, or (iv) the merger with Viking; (b) Company issues convertible or equity securities that are senior to the Series C Preferred Stock in any respect, other than the securities issued in the Merger; (c) Holder does not receive the number of Conversion Shares stated in a Delivery Notice with 5 Trading Days of the notice due to the occurrence of an event that is solely within the control of the Company and excluding any event that is not solely within the control of the Company; (d) trading of the Common Stock is halted or suspended by the Trading Market or any U.S. governmental agency for 10 or more consecutive trading days, due to the occurrence of an event that is solely within the control of the Company and excluding any event that is not solely within the control of the Company; or (e) the sale, lease, transfer, exclusive license or other disposition, in a single transaction or series of related transactions, by the Company or any subsidiary of the Company of all or substantially all the assets of the Company and its subsidiaries taken as a whole, or the sale or disposition (whether by merger or otherwise) of one or more subsidiaries of the Company if substantially all of the assets of the Company and its subsidiaries taken as a whole are held by such subsidiary or subsidiaries, except where one or more Holders initiate consideration of and vote upon a proposal for such sale, lease, transfer, exclusive license or other disposition, or it is to a wholly owned subsidiary of the Company, other than the Merger and except otherwise agreed to by holders holding a majority of the then outstanding Series C Preferred Stock.

The “Early Redemption Price” is the sum of the following: (a) 100% of the Face Value, plus (b) the Conversion Premium, minus (c) any Dividends that have been paid, for each share of Series C Preferred Stock redeemed.

The “Conversion Premium” for each share of Series C Preferred Stock means the Face Value, multiplied by the product of (i) the applicable Dividend Rate, and (ii) the number of whole years between the Issuance Date and the Dividend Maturity Date.

The “Dividend Maturity Date” means the date that is 7 years after the Issuance Date.

Holders of our Series C Preferred Stock, effectively have the ability to consent to any material transaction involving the Company.

Due to the restrictions placed on the Company as a result of the Series C Preferred Stock, including, but not limited to the significant liquidation preference discussed above and the fact that, as long as there are any issued and outstanding shares of Series C Preferred Stock, we agreed that we would not issue or enter into or amend an agreement pursuant to which we may issue any shares of common stock, other than (a) for restricted securities with no registration rights, (b) in connection with a strategic acquisition, (c) in an underwritten public offering, or (d) at a fixed price; or issue or amend any debt or equity securities convertible into, exchangeable or exercisable for, or including the right to receive, shares of common stock (i) at a conversion price, exercise price or exchange rate or other price that is based upon or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of the security or (ii) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of the security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock. Holder has to effectively consent to any material transaction involving the Company. In the event holders do not consent to any such transaction, we may be prohibited (either effectively or otherwise) from completing a material transaction in the future, including, but not limited to a combination or acquisition which may be accretive to stockholders. Furthermore, holders may condition the approval of a future transaction, which conditions may not be favorable to stockholders.

Some of our Series C Preferred Stockholders have rights of first refusal to provide further funding and favored nation rights.

We have granted the Investor a right of first offer to match any offer for financing we receive from any person while the shares of Series C Preferred Stock sold pursuant to the June 2020 Purchase Agreement are outstanding, except for debt financings not convertible into common stock, which are excluded from such right to match. Such right of first refusal may delay or prevent us from raising funding in the future.

We have also agreed with some of Series C Preferred Stock holders that if we issue any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the Series C Preferred Stock holder, then we would notify Series C Preferred Stock holder of such additional or more favorable term and such term, at the holder’s option, may become a part of the transaction documents with the holder, including the Series C Preferred Stock and the agreements relating to the sale thereof. Such favored nations provisions may make it more costly to complete transactions in the future, may prevent future transactions from occurring and/or may provide the holders additional rights than they currently have, all of which may cause significant dilution to existing stockholders, and/or cause the value of our common stock to decline in value.

The holders of our Series C Preferred Stock, subject to applicable contractual restrictions, and/or a third party, may sell short our common stock, which could have a depressive effect on the price of our common stock.

The holders of our Series C Preferred Stock are currently prohibited from selling the Company’s stock short; however, in the event a trigger event occurs under the Series C Preferred Stock such restriction is waived. Additionally, nothing prohibits a third party from selling the Company’s common stock short based on their belief that due to the dilution caused by the conversions of our Series C Preferred Stock, that the trading price of our common stock will decline in value. The significant downward pressure on the price of our common stock as any of our Series C Preferred Stockholders sell material amounts of our common stock could encourage investors to short sell our common stock. This could place further downward pressure on the price of our common stock and in turn result in our Series C Preferred Stock holders receiving additional shares of common stock upon exercise/conversion of its securities, and adjustments thereof.

The Company’s CEO, James Doris, holds Viking preferred stock which, upon termination from Camber could afford him enough shareholder votes to control Viking, and dilute Camber’s ownership interest below 51%.

The Company’s CEO and director, James Doris, holds 28,092 shares of Viking’s Series C Preferred Stock, with each share of Viking preferred stock entitling the holder to convert such share of Viking preferred stock into 37,500 shares of Viking common stock, and entitling the holder to 37,500 votes on all matters submitted to the vote of the Viking’s security holders, provided that so long as Camber Energy, Inc. owns or is entitled to own at least 51% of the outstanding shares of common stock of Viking and James Doris remains a director and Chief Executive Officer of Camber, each share of Viking preferred stock shall not be entitled to any votes on matters submitted to a vote of the stockholders of Viking. By virtue of such preferred stock ownership, and the possibility of Camber owning less than 51% of the outstanding shares of common stock of the Company, Mr. Doris could control the election of the members of the Company’s Board of Directors and generally exercise control over the affairs of Viking. Pursuant to the December 23 Purchase Agreement, whereby the Company acquired 51% of Viking, Viking is generally obligated (subject to certain limitations) to issue additional shares of Viking common stock to Camber to ensure that Camber shall own at least 51% of the common stock of Viking through July 1, 2022, which effectively prohibits Mr. Doris from obtaining control over the affairs of Viking at least until July 1, 2022. There can be no assurance that after July 1, 2022, conflicts of interest will not arise with respect to Mr. Doris’s ownership of the preferred stock, or that such conflicts will be resolved in a manner favorable to the Company.

Item 2. Properties

Effective December 23, 2020, the Company relocated its offices to 15915 Katy Freeway, Suite 450, Houston, Texas 77094, the current registered office of Viking, consolidating all administrative functions in one location. The Company terminated its month-to-month lease at 1415 Louisiana, Suite 3500, Houston, Texas, 77002.

Oil and Natural Gas Properties

Current Operations and Business Information - Camber

As of December 31, 2020, the Company had leasehold interests (working interests) in properties producing from the Cline and Wolfberry formations, which were producing an average of approximately 43.7 net barrels of oil equivalent per day (“BOEPD”) from 18 active well bores. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. Our production sales totaled 7,994 BOE, net to our interest, for the nine months ended December 31, 2020. At December 31, 2020, Camber’s total estimated proved producing reserves were approximately 86,000 BOE, of which 65,900 Bbls were crude oil and NGL reserves and 120,500 Mcf were natural gas reserves.

The following tables set forth summary information with respect to Camber’s proved reserves as of December 31, 2020.

Reserves Category	Crude Oil (BBLs)	NGL (BBLs)	Natural Gas (MCF)	Total Proved (BOE) (1)

Proved Reserves
Developed	35,700	30,200	120,500	85,984
Developed Non-Producing	-	-	-	-
Undeveloped	-	-	-	-

Total Proved Reserves	35,700	30,200	120,500	85,984

Estimated Future Net Cash Flows				$477,400
10% annual discount for estimated timing of cash flows				(163,100)
Standardized Measure of Discounted Future Net Cash Flows - (PV10) (2)				$314,300

(1) - BOE (barrels of oil equivalent) is calculated by a ratio of 6 MCF to 1 BBL of Oil

(2) - PV-10 represents the discounted future net cash flows attributable to our proved oil and natural gas reserves discounted at 10%. PV-10 of our total year-end proved reserves is considered a non-US GAAP financial measure as defined by the SEC. We believe that the presentation of the PV-10 is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves. We further believe investors and creditors use our PV-10 as a basis for comparison of the relative size and value of our reserves to other companies.

The following table presents certain information with respect to oil and natural gas production attributable to our interests in all of our properties in the United States, the revenue derived from the sale of such production, average sales prices received and average production costs during the nine months ended December 31, 2020 and the year ended March 31, 2020.

	Unit of	December 31,	March 31,
	Measure	2020	2020

Production
Oil	Barrels	3,319	5,399
Natural Gas	Mcf	11,093	18,892
NGL	Gallons	118,697	190,503
BOE		7,994	13,084

Sales
Oil	Barrels	$109,570	$296,036
Natural Gas	Mcf	13,910	37,049
NGL	Gallons	27,333	64,033
		$150,813	$397,118

Average Sales Prices
Oil	Barrels	$33.01	$54.83
Natural Gas	Mcf	$1.25	$1.96
NGL	Gallons	$.23	$.34

Production - Lease operating expenses		$131,937	$494,096

Average Cost of Production per BOE		$16.51	$37.76

Drilling and other exploratory and development activities

During the nine months ended December 31, 2020 and the year ended March 31, 2020, the Company had no gross or net wells that were in the process of being drilled, nor did we have any drilling plans or delivery commitments.

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

The Company released the parties to the Settlement Agreement, including Ian Acrey, individually, as well as their officers, directors, or members from any claims asserted in the lawsuit, and the parties to the Settlement Agreement along with Ian Acrey, individually, released the Company, its officers, directors, shareholders and affiliate corporations from any claims asserted in the lawsuit. The Company did not release any claims or causes of action against N&B Energy, LLC, Sezar Energy, LLP related to Richard Azar, or any of their affiliates, or predecessors, or successors, and is still in the process of determining its next steps.

The parties filed a motion and order to dismiss the lawsuit with prejudice shortly after execution of the Settlement Agreement.

Apache Corporation

In December 2018, Apache Corporation (“Apache”) sued Camber, Sezar Energy, L.P., and Texokcan Energy Management Inc., in the 129th Judicial District Court of Harris County, Texas (Cause 2018-89515). Apache alleged causes of action for Breach of Contract, Money Had & Received and Conversion, relating to amounts Apache alleged it was owed under a joint operating agreement. Apache is seeking $656,908 in actual damages, exemplary damages, pre- and post-judgment interest, court costs, and other amounts to which it may be entitled. Camber filed a general denial to the claims and asserted the affirmative defense of failure to mitigate. On July 13, 2020, Apache filed a Second Amended Petition against Camber, Sezar, Texokcan, N&B Energy, LLC, and Richard N. Azar, II alleging Breach of Contract, Defaults under a Joint Operating Agreement, Money Had & Received and Conversion, relating to amounts Apache allegedly overpaid Sezar and Azar and Unjust Enrichment. On October 26, 2020, the Company entered into an agreement with Apache to obtain a release of all liability (both parties provided mutual releases) for $20,000, which was paid in October 2020, and the litigation against the Company was dismissed.

N&B Energy

On September 12, 2019, N&B Energy filed a petition in the District Court for the 285th Judicial District of Bexar County, Texas (Case #2019CI11816). Pursuant to the petition, N&B Energy raises claims against the Company for breach of contract, unjust enrichment, money had and received and disgorgement, in connection with $706,000 which it alleges it is owed under the July 2018 Asset Purchase Agreement between the Company and N&B Energy (the “Sale Agreement”), for true-ups and post-closing adjustments associated therewith. The petition sought amounts owed, pre- and post-judgment interest, and attorney’s fees. On October 21, 2020, the arbitrator issued an Interim Stage II Order granting an award that acknowledged the claims of both parties that resulted in an arbitration award in favor of N&B Energy of approximately $52,000, which was paid in December 2020.

Litigation Following Short Report

The Company was the target of a “short” report issued by Kerrisdale Capital in early October, 2021, and as a result of such short report there was an action commenced against the Company, James Doris and Frank Barker by or on behalf of certain shareholders of Camber in connection with losses alleged to have been suffered by the shareholders. The Company and Messrs. Doris and Barker have retained the firm of Baker Botts LLP to defend the action, and deny the allegations contained in the claim.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the NYSE American under the symbol “CEI”.

Holders

As of May 16, 2022, there were approximately 16,900 record holders of our common stock, not including holders who hold their shares in street name.

Description of Capital Stock

The total number of shares of all classes of stock that we have authority to issue is 1,010,000,000, consisting of 1,000,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of May 16, 2022, we had (i) 414,290,116 shares of common stock outstanding, (ii) 5,200 designated shares of Series C Preferred Stock, 1,605 of which were outstanding and (iii) 25,000 designated shares of Series G Preferred Stock, 7,908 of which were outstanding.

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

44

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

Series A Convertible Preferred Stock

On August 31, 2020, the Board of Directors approved the designation of 28,092 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), which were designated with the Secretary of State of Nevada on August 31, 2020 (the “Series A Designation”) to have substantially similar rights as the Series C Preferred Stock of Viking (as amended), as adjusted for the exchange ratio set out in the merger agreement at that time, which was subsequently terminated as noted below.

On December 23, 2020, the Company entered into (i) a termination agreement with Viking terminating the Amended and Restated Agreement and Plan of Merger, dated August 31, 2020, as amended to date.

On February 15, 2021, the Company entered into a new Agreement and Plan of Merger with Viking. Pursuant to the terms of the Agreement and Plan of Merger with Viking, upon closing of the Merger, each one (1) share of Viking Series C Preferred Stock (“Viking Preferred Stock”) issued and outstanding immediately prior to the Effective Time, shall be converted into the right to receive one (1) share of the to be designated Series A Convertible Preferred Stock of Camber (the “New Camber Preferred”).

Each share of Camber Series A Preferred Stock will be convertible into 890 shares of common stock of Camber subject to a 9.99% beneficial ownership limitation, will be treated equally with the Company’s common shareholders with respect to dividends and liquidation, and will have no right to vote on any matters, questions or proceedings of Camber except: (a) on a proposal to increase or reduce Camber’s share capital; (b) on a resolution to approve the terms of a buy-back agreement; (c) on a proposal to wind up Camber; (d) on a proposal for the disposal of all or substantially all of Camber’s property, business and undertaking; (f) during the winding-up of Camber; and/or (g) with respect to a proposed merger or consolidation in which Camber is a party or a subsidiary of Camber is a party.

As of December 31, 2020 and March 31, 2020, the Company had no Series A Convertible Preferred Stock issued or outstanding.

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

The Series C Preferred Stock may be converted into shares of common stock (“Conversion Shares”) at any time at the option of the holder, or at our option if certain equity conditions (as defined in the certificate of designation for the Series C Preferred Stock), are met. Upon conversion, we will pay the holders of the Series C Preferred Stock being converted through the issuance of common shares, in an amount equal to the dividends that such shares would have otherwise earned if they had been held through the maturity date (i.e., seven years), and issue to the holders such number of shares of Common stock equal to $10,000 per share of Series C Preferred Stock (the “Face Value”) multiplied by the number of such shares of Series C Preferred Stock divided by the applicable Conversion Price of $3.25 per share adjusted for any forward or reverse splits..

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

The Series C Preferred Stock has a maturity date that is seven years after the date of issuance and, if the Series C Preferred Stock has not been wholly converted into shares of common stock prior to such date, all remaining outstanding Series C Preferred Stock will automatically be converted in to shares of Common Stock, to the extent the Corporation has sufficient authorized but unissued shares of Common Stock available for issuance upon conversion. Notwithstanding any other provision of this designation, available authorized and unissued shares of Common Stock will be a limit and cap on the maximum number of common shares that could be potentially issuable with respect to all conversions and other events that are not solely within the control of the Corporation. The Corporation will at all times use its best efforts to authorize sufficient shares. The number of shares required to settle the excess obligation is fixed on the date that net share settlement occurs. The Dividend Maturity Date will be indefinitely extended and suspended until sufficient authorized and unissued shares become available. 100% of the Face Value, plus an amount equal to any accrued but unpaid dividends thereon, automatically becomes payable in the event of a liquidation, dissolution or winding up by us.

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

Pursuant to the Fifth Amended and Restated COD, which was filed as required by the October 2021 Agreements, holders of the Series C Preferred Stock are permitted to vote together with holders of common stock on all matters other than election of directors and shareholder proposals (including proposals initiated by any holders of Preferred Shares), on an as-if converted basis, subject to the beneficial ownership limitation in the COD, even if there are insufficient shares of authorized common stock to fully convert the Series C Preferred Stock. Also pursuant to the October 2021 Agreements, due to the occurrence of a Trigger Event the Company no longer has the right to conduct an early redemption of the Series C Preferred Stock as provided for in the Designation.

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

Sales of Unregistered Securities

There have been no sales of unregistered securities during the nine months ended December 31, 2020 and from the period from January 1, 2021 to the filing date of this report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as set forth below:

a.	The following issuances to Sylva International LLC d/b/a SylvaCap Media (“SylvaCap”):

•	100,000 shares of restricted common stock issued May 15, 2020

•	75,000 shares of restricted common stock issued September 23, 2020

•	100,000 shares of restricted common stock issued December 22, 2020

b.

Effective January 1, 2021 the Company entered into a letter agreement with Sylva International LLC d/b/a SylvaCap Media (“SylvaCap”) pursuant to which SylvaCap agreed to act as the Company’s non-exclusive digital marketing service provider in consideration for a cash payment of $50,000 per month and an aggregate of 275,000 shares of restricted common stock, which are fully-earned upon their issuance, which ends on December 31, 2021. The 275,000 shares in connection with agreement were issued by the Company on February 24, 2021. In the letter agreement, SylvaCap also made representations regarding its financial condition and investing knowledge pursuant to the amendment in order for the Company to confirm that an exemption from registration exists for the issuance of the shares.

c.

During the nine-month period from April 1, 2020 and through December 31, 2020, Discover converted 756 shares of Series C Preferred Stock with a face value of $7.56 million into approximately 19,890,682 shares of common stock, of which 19,823,487 shares of common stock had been issued. As of December 31, 2020, Discover was owed approximately 43,970,077 common shares in connection with previous conversion notices as a result of the extension of the Measurement Period and the drop in the price of Camber’s common stock during the extended Measurement following delivery of the original conversion notices (the “True-Up Shares”). All of the True-Up Shares have been issued to Discover.

As at December 31, 2020 Discover held 2,093 shares of Series C Preferred Stock, and between January 1, 2021 and May 6, 2022 Discover converted 2,063 of such shares into 174,218,536 common shares, leaving a balance of 30 Series C Preferred Stock held by Discover.

Discover is entitled to convert the face value of the remaining 30 Series C Preferred Stock at a fixed conversion price of $3.25, and to convert the value of the associated Conversion Premium at a price equal to (A x B) – C whereas: A equals the lowest volume weighted average price during the Measurement Period (the “VWAP”); B equals 0.85; and C equals $0.10. Neither the Measurement Period nor VWAP are certain with respect to the remaining 30 shares of Series C Preferred Stock held by Discover but if the applicable VWAP was equal to recent conversions by Discover, i.e. $0.3475, and assuming: (i) a Triggering Event has occurred (which is the case at the moment) and no waiver for same has been obtained; and (ii) the highest possible dividend rate of 34.95%, the Company estimates that the 30 Series C Preferred Stock held by Discover would convert into approximately 3,848,450 common shares of the Company, subject to the 9.99% ownership limitation set forth in the designation of the Series C Preferred Stock. These Series C Preferred shares would convert into additional common shares of the Company if the VWAP during the Measurement Period falls below $0.3475, or convert into fewer common shares of the Company if the applicable VWAP is greater than $0.3475.

Further, Discover may be entitled to additional True-Up Shares (“Summer 2021 True-Up Shares”), i.e. additional common shares, regarding the portion of those 1,575 shares of Series C Preferred Stock converted by Discover between June 18, 2020 and September 30, 2021 at a VWAP higher than $0.3475 since the Measurement Period in respect of those prior conversions has not expired given the Company is not at the moment in compliance with all of the Equity Conditions set out in the Certificate of Designation. The Company estimates the Summer 2021 True-Up Shares total approximately 37,000,000.

d.

On January 8, 2021, 1,890 shares of Series C Preferred Stock were issued EMC, a debt holder of Viking, in exchange for extinguishment of debt owed by Viking to EMC. The Company received 16,153,847 additional shares of Viking common stock in consideration for issuance of the 1,890 shares of Series C Preferred Stock to EMC.

On or about September 14, 2021, EMC converted 38 shares of Series C Preferred Stock into 4,874,703 common shares based on a VWAP of $0.3475 during the Measurement Period. On or about October 7, 2021, EMC issued a Notice of Conversion to the Company’s Transfer Agent advising of the conversion of an additional 59 shares of Series C Preferred Stock into 7,568,617 common shares based on the same VWAP, but only 436,591 of the requested common shares were issued to EMC, leaving 7,132,026 common shares due to EMC in respect of these 59 shares of Series C Preferred Stock.

Following the conversions mentioned above, EMC holds a balance of 1,793 shares of Series C Preferred Stock. Neither the Measurement Period nor VWAP are certain with respect to the remaining 1,793 shares of Series C Preferred Stock held by EMC but if the applicable VWAP was equal to recent conversions by EMC, i.e. $0.3475, and assuming: (i) a Triggering Event has occurred (which is the case at the moment) and no waiver for same has been obtained; and (ii) the highest possible dividend rate of 34.95%, the Company estimates that the 1,793 shares of Series C Preferred Stock would convert into approximately 230,008,965 common shares of the Company, subject to the 9.99% ownership limitation set forth in the designation of the Series C Preferred Stock. These Series C Preferred shares would convert into additional common shares of the Company if the VWAP during the Measurement Period falls below $0.3475, or convert into fewer common shares of the Company if the applicable VWAP is greater than $0.3475.

e.

Between February 24 and September, 2021, the Company issued 1,225,094 shares of restricted common stock to Agro Consulting, LLC (“Agro”) pursuant to a Consulting Agreement, as amended, for various services including investor relations, business development and evaluation of merger and acquisition opportunities, between the Company and Agro, as amended, which expires August 31, 2022.

f.

On or about April 26, 2021, the Company issued fully vested warrants to Regal Consulting, LLC (“Regal”) for marketing consulting and strategic business advisory services entitling Regal to purchase 100,000 shares of common stock of the Company at an exercise price of $0.705 per share. The warrants expire on April 25, 2022.

g.

On July 12, 2021, 1,575 shares of Series C Preferred Stock were issued to Antilles Family Office, LLC (“Antilles”) in exchange for $15,000,000. As of the date hereof, Antilles has not issued a Notice of Conversion with respect to the proposed conversion of any of the Series C Preferred Stock held by Antilles into shares of the Company’s common stock. Accordingly, the Measurement Period has not commenced and therefore the Company cannot at this moment calculate precisely the number of underlying common shares associated with the 1,575 shares of Series C Preferred Stock. Also, for the purposes of calculating the number of shares associated with any Conversion Premium, the dividend rate and VWAP may be different for any or all potential conversions. For present purposes, given a Triggering Event has occurred and no waiver for same has been obtained (which is the case at the moment), and applying the highest possible dividend rate of 34.95% and assuming a VWAP of $0.3475 and the greatest discount to the VWAP allowable to calculate the shares owing for the Conversion Premium, the Company estimates that the 1,575 Series C Preferred Stock held by this shareholder would convert into approximately 202,043,569 common shares of the Company, subject to the 9.99% ownership limitation set forth in the designation of the Series C Preferred Stock. These Series C Preferred shares would convert into a higher or lower number of common shares of the Company depending on various factors including: (i) the actual Measurement Period for each conversion; (ii) the actual VWAP during such period, specifically if the VWAP is higher or lower than $0.3475; and (iii) whether the shareholder has waived any Triggering Events.

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

As of May 16, 2022, and based on certain assumptions outlined above, the 1,175 outstanding shares of Series C Preferred Stock could possibly convert, pursuant to their terms, into an aggregate total of approximately 104,394,519 shares of our common stock subject to the 9.99% ownership limitation and other limitations set forth in the designation of the Series C Preferred Stock. The number of common shares may increase significantly from time to time as the trading price of our common stock decreases, upon the occurrence of any trigger event under the Designation of the Series C Preferred Stock and upon the occurrence of certain other events, as described in greater detail in the Designation of the Series C Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

In preparing the management's discussion and analysis, the registrant presumes that you have read or have access to the discussion and analysis for the preceding fiscal year.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended or the Reform Act. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earning, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

The Company's ability to raise capital and the terms thereof; and other factors referenced in this Form 10-KT.

The use in this Form 10-KT of such words as "believes", "plans", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements present the Company's estimates and assumptions only as of the date of this report. Except for the Company's ongoing obligation to disclose material information as required by the federal securities laws, the Company does not intend, and undertakes no obligation, to update any forward-looking statements.

Although the Company believes that the expectations reflected in any of the forward-looking statements are reasonable, actual results could differ materially from those projected or assumed or any of the Company's forward-looking statements. The Company's future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

PLAN OF OPERATIONS

Overview

The Company's business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. The Company’s majority-owned investee, Viking Energy Group, Inc., has relationships with industry experts and formulated an acquisition strategy, with emphasis on acquiring under-valued, producing properties from distressed vendors or those deemed as non-core assets by larger sector participants. The Company does not focus on speculative exploration programs, but rather targets properties with current production and untapped reserves. The Company’s growth strategy includes the following key initiatives:

•	Acquisition of under-valued producing oil and gas assets

•	Employ enhanced recovery techniques to maximize production

•	Implement responsible, lower-risk drilling programs on existing assets

•	Aggressively pursue cost-efficiencies

•	Opportunistically explore strategic mergers and/or acquisitions

•	Actively hedge mitigating commodity risk

The following overview provides a background, mostly occurring through Viking prior to the acquisition, for the current strategy being implemented by management during the nine months ended December 31, 2020 and the year ended March 31, 2020

Acquisitions Of Viking – Texas, Louisiana and Mississippi

On December 22, 2017, Viking completed an acquisition of 100% of the membership interests of Petrodome Energy, LLC, a privately-owned company, with working interests in multiple oil and gas fields across Texas, Louisiana and Mississippi, comprising approximately 11,700 acres.

As a part of this acquisition, Viking retained an operational office in Houston, Texas that includes several senior level professionals with over 100 years of combined oil and gas experience which provides Viking the capability of operating many of its own wells internally. This expertise has since been utilized to evaluate additional oil and gas acquisitions, evaluate the profitable management of all of Viking’s oil and gas assets, and evaluate and develop new drilling prospects.

Acquisitions – Texas and Louisiana

On December 28, 2018, Viking, through its newly formed Ichor Energy subsidiaries completed an acquisition (the “Ichor Energy Acquisition”) of working interests in certain oil and gas leases in Texas (primarily in Orange and Jefferson Counties) and Louisiana (primarily in Calcasiue Parish), which include 58 producing wells and 31 salt water disposal wells. The properties produce hydrocarbons from known reservoirs/sands in the on-shore Gulf Coast region, with an average well depth in excess of 10,600 feet, and daily production volumes averaging in excess of 2,300 BOE. This acquisition of these assets is consistent with the location of our Petrodome assets and are effectively managed from our Houston office.

On May 10, 2019, Petrodome Louisiana Pipeline LLC ("Petrodome LA"), a subsidiary of Viking’s subsidiary, Petrodome Energy, LLC, acquired a majority working interest in 6 gas wells (including 2 producing gas wells), 1 producing oil well and 1 salt water disposal well located in the East Mud Lake Field in Cameron Parish, Louisiana, with leases to mineral rights (oil and gas) concerning approximately 765 acres.

On October 10, 2019, Viking, through a newly formed subsidiary, Elysium Energy, LLC (“Elysium”), entered into a Purchase and Sale Agreement to purchase working interests and over-riding royalty interests in oil and gas properties in Texas (approximately 71 wells in 11 counties) and Louisiana (approximately 52 wells in 6 parishes), along with associated wells and equipment (the “Elysium Energy Acquisition”). As of December 31, 2019, Viking paid deposits of $2,750,000 into escrow in connection with this acquisition, which deposits were applied toward the purchase price at closing of the Elysium Energy Acquisition on or about February 3, 2020.

On February 3, 2020, Elysium, a wholly owned subsidiary of Elysium Energy Holdings, LLC (“Elysium Holdings”), which at the time was a partially owned subsidiary of Viking, acquired interests in oil and gas properties located in Texas and Louisiana, which included leases, working interests, and over-riding royalty interests in oil and gas properties in Texas (approximately 72 wells in 11 counties) and Louisiana (approximately 55 wells in 6 parishes), along with associated equipment. On February 4, 2020, Elysium hedged 75% of the estimated oil and gas production associated with the newly acquired assets for 2020, 60% of the estimated production for 2021 and 50% of the estimated production for the period between January 2022 and July 2022. Theses hedges have a floor of $45 and a ceiling ranging from $52.70 to $56.00 for oil, and a floor of $2.00 and a ceiling of $2.425 for natural gas. On December 23, 2020, the remaining membership interests in Elysium Holdings were assigned by the Company to Viking, and Elysium Holdings became a wholly owned subsidiary of Viking.

Going Concern Qualification

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company generated a net loss of $52.0 million for the nine months ended December 31, 2020 (the “2020 Loss”) as compared to a net loss of $26.0 million for the year ended March 31, 2020. The 2020 Loss was comprised of certain non-cash items with a net impact of $49.7 million including: (i) a loss on changes in fair value of the derivative liability relating to the Series C Preferred Stock of $41.9 million; (ii) equity in loss of unconsolidated entity of $5.4 million (iii) a bad debt charge-off of $2.3 million; and (iv) other items of $0.1 million.

As of December 31, 2020, the Company had stockholders’ deficit of $102.2 million and total long-term debt of $18.0 million.

As of December 31, 2020, the Company has a working capital deficiency of approximately $94.1 million. The largest components of current liabilities creating this working capital deficiency was a derivative liability associated with our Series C Preferred Stock of $94.0 million.

Management believes it will be able to continue to leverage the expertise and relationships of its operational and technical teams to enhance existing assets and identify new development, drilling and acquisition opportunities in order to improve the Company’s financial position. The Company may have the ability, if it can raise additional capital, to acquire new assets in a separate division from existing subsidiaries.

Nonetheless, recent oil and gas price volatility as a result of geopolitical conditions and the global COVID-19 pandemic have already had and may continue to have a negative impact on the Company’s financial position and results of operations. Negative impacts could include but are not limited to: The Company’s ability to sell [its] oil and gas production, reduction in the selling price of the Company’s oil and gas, failure of a counterparty to make required hedge payments, possible disruption of production as a result of worker illness or mandated production shutdowns, the Company’s ability to maintain compliance with loan covenants and/or refinance existing indebtedness, and access to new capital and financing.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for the twelve months following the issuance of its financial statements for the nine-month period ended December 31, 2020. The Company’s ability to continue as a going concern is dependent upon its ability to utilize the resources in place to generate future profitable operations, to develop additional acquisition opportunities, and to obtain the necessary financing to meet its debt obligations and repay its liabilities arising from business operations when they come due. Management believes the Company will be able to continue to develop new opportunities and will be able to obtain additional funds through debt and / or equity financings to facilitate its development strategy; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

During the nine months ended December 31, 2020, and year ended March 31, 2020, the Company sold 630 and 525 shares, respectively, of Series C Preferred Stock pursuant to the terms of various Stock Purchase Agreements, for total proceeds of $6.0 and $5.0 million, respectively, and through the issuance of new debt instruments received total proceeds of $18.0 and $0 million, respectively.

In April 2021 the Company borrowed $2.5 million from an institutional investor, and in July 2021 the Company sold 1,575 Series C Shares for total proceeds of $15.0 million.

Although the Company has been successful in obtaining the financial resources in the past, these conditions continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. Therefore, the Company believes it appropriate to continue to include a going concern qualification in its financial statements.

RESULTS OF OPERATIONS

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

Additionally, recent oil and gas price volatility as a result of geopolitical conditions and the global COVID-19 pandemic have already had and are expected to continue to have a negative impact on the Company’s financial position and results of operations. Negative impacts could include but are not limited to the Company’s ability to sell its oil and gas production, reduction in the selling price of the Company’s oil and gas, failure of a counterparty to make required payments, possible disruption of production as a result of worker illness or mandated production shutdowns or ‘stay-at-home’ orders, and access to new capital and financing.

Our primary sources of cash for the 9-month period ended December 31, 2020 were from funds generated from the sale of preferred stock and/or loans from the Company’s then Series C Preferred shareholder. The primary uses of cash were funds used in operations and funds invested in connection with the Viking Acquisition.

Pursuant to the December 31, 2019 Redemption Agreement, we entered into a new unsecured promissory note in the amount of $1,539,719 with Lineal, evidencing the repayment of the prior July 2019 Lineal Note, together with additional amounts loaned by Camber to Lineal through December 31, 2019; and loaned Lineal an additional $800,000, which was evidenced by an unsecured promissory note in the amount of $800,000, entered into by Lineal in favor of the Company on December 31, 2019. The December 2019 Lineal Note and Lineal Note No. 2, accrue interest, payable quarterly in arrears, beginning on March 31, 2020 and continuing until December 31, 2021, when all interest and principal is due, at 8% and 10% per annum (18% upon the occurrence of an event of default), respectively. The December 2019 Lineal Note and Lineal Note No. 2 are unsecured. Such loans are described in greater detail above under “Item 1. Business - General - Lineal Acquisition and Divestiture”, and Lineal has advised it does not have resources to repay the loans. The loans have been fully reserved as of December 31, 2020.

On June 22, 2020, the Company and the Investor (as defined above) entered into a Stock Purchase Agreement pursuant to which the Investor purchased 630 shares of Series C Preferred Stock for $6 million (of which $4.2 million of such funds were subsequently loaned to Viking as discussed herein).

The following discussion of the consolidated financial condition and results of operation of the Company should be read in conjunction with the consolidated financial statements and the related Notes included elsewhere in this Report.

Liquidity and Capital Resources

	December 31,	March 31,
Working Capital:	2020	2020

Current assets	$909,836	$1,132,660
Current liabilities	$95,048,013	$79,665,574
Working capital (deficit)	$(94,138,177)	$(78,532,574)

	Nine Months Ended December 31,	Year Ended March 31,
Cash Flows:	2020	2020

Net Cash Used in Operating Activities	$(2,688,067)	$(3,588,464)
Net Cash Provided by (Used in) Investing Activities	$15,100,000	$(9,641,019)
Net Cash Provided by Financing Activities	$18,000,000	$6,107,375
Increase (Decrease) in Cash during the Period	$211,933	$(7,122,108)
Cash, end of Period	$868,548	$656,615

The Company had current assets of $909,836 as of December 31, 2020, as compared to $1,132,660 as of March 31, 2020. The Company had current liabilities of $95,048,013 as of December 31, 2020, as compared to $79,665,574 as of March 31, 2020. The Company had a working capital deficit of $94,138,177 of December 31, 2020, as compared to a working capital deficit of $78,532,574 as of March 31, 2020.

Net cash used by operating activities decreased to $2,773,275 during the nine months ended December 31, 2020, as compared to cash used by operating activities of $3,588,464 for the year ended March 31, 2020, as the operating period was for nine months as compared to twelve.

Net cash provided by investing activities of $1,079,481 during the nine months ended December 31, 2020 is a result of cash acquired in the Viking Acquisition of $5,279,481, as compared to cash used by investing activities of $9,641,019 during the year ended March 31, 2020, representing investments in notes receivable in excess of $9 mil-lion dollars.

Net cash provided by financing activities increased to $9,745,266 during the nine months ended December 31, 2020, as compared to $6,107,375 for the year ended March 31, 2020. This increase is mainly due to new borrowings to facilitate the acquisition of 51% of Viking on December 23, 2020, offset by repayments of long-term debt.

Revenue

The Company had gross revenues of $150,814 for the nine months ended December 31, 2020 as compared to $397,118 for the year ended March 31, 2020 primarily due to nine months of revenues compared to twelve months for the prior period.

Expenses

The Company's operating expenses were $5,351,187 for the nine months ended December 31, 2020, as compared to $5,424,387 for the year ended March 31, 2020. General and administrative expenses decreased due to the shorter nine month period as compared to the twelve month period in the prior period which was partially offset by a $2.2 million charge to bad debt for the Lineal loan during the nine months ended December 31, 2020.

Income (Loss) from Operations

The Company generated a loss from operations of $5,200,373 for the nine months ended December 31, 2020, as compared to a loss from operations of $5,027,269 from operations for the year ended March 31, 2020, due primarily to those items listed above.

Other income (expense)

The Company had other income (expense) of ($46,811,015) for the nine months ended December 31, 2020, as compared to ($22,930,900) for the year ended March 31, 2020. The largest components of this change is the recognition of a change in the fair value of derivative liabilities of $41,878,821 during the nine months ended December 31, 2020 as compared to $24,101,870 for the year ended March 31, 2020 and equity in losses of unconsolidated affiliates of ($5,401,540) during the nine months ended December 31, 2020, which was primarily the loss associated the equity investment in Viking.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in the Company's securities.

Seasonality

The Company's operating results are not affected by seasonality.

Inflation

The Company's business and operating results are not currently affected in any material way by inflation although they could be adversely affected in the future were inflation to increase, resulting in cost increases.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements, as well as the sufficiency of the disclosures pertaining to our accounting policies in the footnotes accompanying our financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under GAAP. We also describe the most significant estimates and assumptions we make in applying these policies. See “Note 2 - Summary of Significant Accounting Policies” to our consolidated financial statements.

Oil and Gas Property Accounting

The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and natural gas properties (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and natural gas properties when incurred.

The full cost method requires the Company to calculate quarterly, by cost center, a "ceiling," or limitation on the amount of properties that can be capitalized on the balance sheet. To the extent capitalized costs of oil and natural gas properties, less accumulated depletion and related deferred taxes exceed the sum of the discounted future net revenues of proved oil and natural gas reserves, the lower of cost or estimated fair value of unproved properties subject to amortization, the cost of properties not being amortized, and the related tax amounts, such excess capitalized costs are charged to expense.

No impairment expense was recorded for the year ended December 31.

Proved Reserves

Estimates of our proved reserves included in this report are prepared in accordance with U.S. SEC guidelines for reporting corporate reserves and future net revenue. The accuracy of a reserve estimate is a function of:

i.	the quality and quantity of available data;

ii.	the interpretation of that data;

iii.	the accuracy of various mandated economic assumptions; and

iv.	the judgment of the persons preparing the estimate.

Our proved reserve information included in this report was predominately based on estimates. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on the unweighted arithmetic average of the prior 12-month commodity prices as of the first day of each of the months constituting the period and costs on the date of the estimate.

The estimates of proved reserves materially impact depreciation, depletion, amortization and accretion (“DD&A”) expense. If the estimates of proved reserves decline, the rate at which we record DD&A expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce from higher-cost fields.

Asset Retirement Obligation

Asset retirement obligations (“ARO”) primarily represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the projected end of their productive lives, in accordance with applicable federal, state and local laws. We determined our ARO by calculating the present value of estimated cash flows related to the obligation. The retirement obligation is recorded as a liability at its estimated present value as of the obligation’s inception, with an offsetting increase to proved properties. Periodic accretion of discount of the estimated liability is recorded as accretion expense in the accompanying consolidated statements of operations and comprehensive income.

ARO liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated ARO.

Derivative Liabilities

The Company has determined that certain obligations to issue shares relating to conversions of the Series C Preferred Stock contain provisions that could result in modification of the the Series C Preferred Stock conversion price that is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40.

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

 The Company is a smaller reporting company and is traded on the NYSE American exchange. Historically, our stock price has been extremely volatile and subject to large and sometimes unexplained price variations on a daily or weekly basis. In addition, the Company declared four reverse stock splits in 2018 and 2019 and the Company’s common stock generally trades at less than $1.00 per share. These factors have exacerbated daily volatility of our stock price. Consequently, we believe that the closing price of our stock on the reporting date may not, in all cases, represent the fair value of the common share required to satisfy the redemption of the Series C preferred Stock. Recognizing that the closing share price of our publicly traded stock is an observable input to fair value, we used such price for determining fair value in most cases and only considered an alternative measure of fair value when the closing price of the Company’s common stock varied by more than 20% from the five-day moving average immediately prior to the measurement date. In such cases, we used an average closing price of the previous 30 day period as an estimate of fair value, adjusted for stock splits if applicable.

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

The following tables present a range of estimates of the number of shares potentially issuable to settle future conversions of the Series C Preferred Stock outstanding at December 31, 2020, including the conversion premiums, reflecting consideration of all provisions that pertain to the computation of settlements as follows:

Estimate of Common Shares Due to Series C Pref. Shareholders (assuming Dividends/Conversion Premium are paid in stock as opposed to cash)

Series C Pref. Shares Outstanding - December 31, 2020	2,093
Assume Triggering Event	Yes

Low VWAP During Measurement Period - $0.3475		Low VWAP During Measurement Period - $0.50		Low VWAP During Measurement Period - $1.00

Conversion Price for Preferred Stock	$3.25	Conversion Price for Preferred Stock	$3.25	Conversion Price for Preferred Stock	$3.25
VWAP during Measurement Period	$0.3475	VWAP during Measurement Period	$0.5000	VWAP during Measurement Period	$1.0000
Price for Calculating Conversion Premium (i.e. 85% of VWAP less $0.10)	$0.1954	Price for Calculating Conversion Premium (i.e. 85% of VWAP less $0.10)	$0.3250	Price for Calculating Conversion Premium (i.e. 85% of VWAP less $0.10)	$0.7500
Series C Pref Shares	$2,093	Series C Pref Shares	$2,093	Series C Pref Shares	2,093
Face value per share	$10,000	Face value per share	$10,000	Face value per share	$10,000
Total value	$20,930,000	Total value	$20,930,000	Total value	$20,930,000
Annual Conversion Premium	$7,315,035	Annual Conversion Premium	$7,315,035	Annual Conversion Premium	$7,315,035
Total conversion Premium (7 years worth of dividends)	$51,205,245	Total conversion Premium (7 years worth of dividends)	$51,205,245	Total conversion Premium (7 years worth of dividends)	$51,205,245.00
Underlying common shares for Face Value Portion	6,440,000	Underlying common Shares for Face Value Portion	6,440,000	Underlying common shares for Face Value Portion	6,440,000
Underlying common shares for Conversion Premium	262,053,454	Underlying common shares for Conversion Premium	157,554,600	Underlying common shares for Conversion Premium	68,273,660
Total Potential Shares	268,493,454	Total Potential Shares	163,994,600	Total Potential Shares	74,713,660

Series C Pref. Shares Outstanding – March 31, 2020	3,886
Assume Triggering Event	No

Low VWAP During Measurement Period - $0.3475		Low VWAP During Measurement Period - $0.50		Low VWAP During Measurement Period - $1.00

Conversion Price for Preferred Stock	$3.25	Conversion Price for Preferred Stock	$3.25	Conversion Price for Preferred Stock	$3.25
VWAP during Measurement Period	$0.3475	VWAP during Measurement Period	$0.5000	VWAP during Measurement Period	$1.0000
Price for Calculating Conversion Premium (i.e. 95% of VWAP less $0.05)	$0.2801	Price for Calculating Conversion Premium (i.e. 95% of VWAP less $0.05)	$0.4250	Price for Calculating Conversion Premium (i.e. 95% of VWAP less $0.05)	$0.9000
Series C Pref Shares	2,093	Series C Pref Shares	2,093	Series C Pref Shares	2,093
Face value per share	$10,000	Face value per share	$10,000	Face value per share	$10,000
Total value	$20,930,000	Total value	$20,930,000	Total value	$20,930,000
Annual Conversion Premium	$7,315,035	Annual Conversion Premium	$7,315,035	Annual Conversion Premium	$7,315,035
Total conversion Premium (7 years worth of dividends)	$51,205,245	Total conversion Premium (7 years worth of dividends)	$51,205,245	Total conversion Premium (7 years worth of dividends)	$51,205,245
Underlying common shares for Face Value Portion	6,440,000	Underlying common Shares for Face Value Portion	6,440,000	Underlying common shares for Face Value Portion	6,440,000
Underlying common shares for Conversion Premium	182,810,586	Underlying common shares for Conversion Premium	120,482,929	Underlying common shares for Conversion Premium	56,894,717
Total Potential Shares	189,250,586	Total Potential Shares	126,922,929	Total Potential Shares	63,334,717

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company, as a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act), is not required to furnish information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Your Vision Our Focus

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Camber Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Camber Energy, Inc. (the “Company”) as of December 31, 2020 and March 31, 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period from April 1, 2020 through December 31, 2020 and for the year ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and March 31, 2020 and the results of its operations and its cash flows for the period from April 1, 2020 through December 31, 2020 and for the year ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As discussed in Note 14, the Company issued a series of preferred stock that contained several features which derived value from sources unrelated to the host preferred stock instrument. The Company determined certain of the features included in the Series C Preferred Stock designations, including the conversion, dividend and liquidation value, required that the preferred stock be reported as a component of temporary equity with the conversion and dividend components bifurcated and accounted for on a stand-alone basis as derivatives. The determination of fair value of these derivatives as well as the value of the temporary equity involved using complex valuation methodologies and significant assumptions including volume weighted prices and the estimated valuation of the Company’s common stock taking into consideration the effect of these dilutive instruments.

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

May 18, 2022

Turner, Stone & Company, L.L.P.

Accountants and Consultants

12700 Park Central Drive, Suite 1400

Dallas, Texas 75251

Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665

  Toll Free: 877-853-4195

Web site: turnerstone.com

INTERNATIONAL ASSOCIATION OF ACCOUNTANTS AND AUDITORS

CAMBER ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	March 31, 2020
ASSETS
Current assets:
Cash	$868,548	$656,615
Accounts receivable – oil and gas	7,077	255,363
Prepaid expenses	34,211	220,682
Total current assets	909,836	1,132,660

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	74,877	110,617

Fixed assets, net	-	-
Equity method investment	15,830,538	957,169
Notes receivable	-	7,339,719
Deposits and other assets		155,053
TOTAL ASSETS	$16,815,251	$9,695,218

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$996,382	$1,474,221
Common stock payable	-	173,000
Accrued expenses and other current liabilities	67,397	348,460
Current taxes payable	3,000	3,000
Derivative Liability	93,981,234	77,636,666
Total current liabilities	95,048,013	79,635,347
Long term debt – net of current portion	18,000,000	-
Asset retirement obligation	46,748	71,750
TOTAL LIABILITIES	113,094,761	79,707,097

Commitments and contingencies (Note 11)	-	-

TEMPORARY EQUITY
Preferred Stock Series C, 2,093 and 2,819 shares issued and outstanding, respectively, liquidation preference of $72,135,245 and $97,156,835, respectively	5,946,052	9,801,446

STOCKHOLDERS' DEFICIT
Preferred Stock Series A, 2,000 shares authorized of $0.001 par value, -0-shares issued and outstanding	-	-
Preferred Stock Series B, 600,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Preferred Stock Series E, 1,000,000 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Preferred Stock Series F, 16,750 shares authorized of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock, 250,000,000 shares authorized of $0.001 par value, 25,000,000 and 5,000,000 shares issued and outstanding, respectively	25,000	5,000
Additional paid-in capital	209,362,384	179,783,233
Accumulated deficit	(311,612,946)	(259,601,558)
TOTAL STOCKHOLDERS' DEFICIT	(102,225,562)	(79,813,325)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,815,251	$9,695,218

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended December 31, 2020	Year Ended March 31, 2020
Revenue
Oil and gas sales	$150,814	$397,118

Operating expenses
Lease operating costs	131,937	494,096
General and administrative (including stock-based compensation of $36,502 and $200,690	5,212,635	4,909,871
Depreciation, depletion, Amortization and Accretion	6,615	20,420
Total operating expenses	5,351,187	5,424,387

Income (Loss) from operations	(5,200,373)	(5,027,269)

Other income (expenses)
Interest expense	(67,397)	(14,771)
Equity (deficit) in earnings of unconsolidated entity	(5,401,540)	957,169
Loss on derivative liability	(41,878,821)	(24,101,870)
Other expenses	(228,773)	-
Interest and other income	765,516	228,572
Total other expense	(46,811,015)	(22,930,900)

Net loss before income taxes	(52,011,388)	(27,958,169)
Income tax benefit (expense)	-	-
Net loss	(52,011,388)	(27,958,169)
Less preferred dividends	(6,929,910)	(7,131,495)
Net loss attributable to common stockholders	$(58,941,298)	$(35,089,664)

Loss per weighted average number of common shares outstanding – basic and diluted	$(3.36)	$(16.64)
Weighted average number of common shares outstanding – basic and diluted	17,556,725	2,109,622

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND THE YEAR ENDED MARCH 31, 2020

	Series C		Series E		Series F		Series B		Series C
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	Number	Preferred	Number	Preferred	Number	Preferred	Number	Preferred	Number	Preferred	Number	Common	Paid In	Accumulated	Stockholders'
	Of Shares	Amount	Of Shares	Stock	Of Shares	Stock	Of Shares	Stock	Of Shares	Stock	Of Shares	Stock	Capital	Deficit	(Deficit) Equity

For the nine months ended December 31, 2020

Balances, March 31, 2020	2,819	$9,801,446	-	$-	-	$-	-	$-	-	$-	5,000,000	$5,000	$179,783,233	$(259,601,558)	(79,813,325)

Common Shares issued for:
Conversion of Series C Preferred Stock	(756)	(1,734,473)	-	-	-	-	-	-	-	-	19,823,486	19,823	28,790,997	-	28,810,820
True-Up Shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Common Shares for Consulting Fees	-	-	-	-	-	-	-	-	-	-	176,514	177	209,325	-	209,502
Issuance of Series C Preferred Shares for Cash Proceeds	630	2,217,671	-	-	-	-	-	-	-	-	-	-	(2,217,671)	-	(2,217,671)
Series C Preferred Stock exchanged for debt	(600)	(1,542,092)	-	-	-	-	-	-	-	-	-	-	-	-	-
Change in fair value of Series C shares	-	(2,796,500)	-	-	-	-	-	-	-	-	-	-	2,796,500	-	2,796,500
Other	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(52,011,388)	(52,011,385)

Balances December 31, 2020	2,093	$5,946,052	-	$-	-	$-	-	$-	-	$-	25,000,000	$25,000	$209,362,384	$(311,612,946)	$(102,225,562)

For the year ended March 31, 2020

Balances, March 31, 2019	2,305	$2,710,680	-	$-	-	$-	44,000	$44	-	$-	13,442	$13	$174,804,234	$(231,643,392)	(56,839,101)

Common Shares issued for:
Conversion of Series C Preferred Stock	(11)	(40,729)	-	-	-	-	-	-	-	-	4,899,442	4,899	11,804,507	-	11,809,406
Conversion of Debenture - Abeyance	-	-	-	-	-	-	-	-	-	-	29,073	29	(29)	-	-
True-Up Shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Payment of Consulting Fees	-	-	-	-	-	-	-	-	-	-	680	1	331,029	-	331,030
Rounding adjustment for split	-	-	-			-	-	-	-	-	57,363	58	(58)	-	-
Cash paid for Settlement of Preferred B Stock	-	-	-			-	-	-	-	-	-	-	(25,000)	-	(25,000)
Conversion of Series B to Common	-	-	-	-	-	-	(44,000)	(44)	-	-	-	-	44	-	-
Payment of Seris B Dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Series E and F Preferred Stock	-	-	1,000,000	18,701,000	16,750	1,417,000	-	-	-	-	-	-	-	-	-
Change in valuation of Series E and F Preferred Stock	-	-	-	(4,035,000)	-	1,017,000	-	-	-	-	-	-	-	-	-
Redemption of Series E and F Preferred Stock	-	-	(1,000,000)	(14,666,000)	(16,750)	(2,434,000)	-	-	-	-	-	-	-	-	-
Issuance of Series C Preferred Shares for Cash Proceeds	525	2,600,769	-	-	-	-	-	-	-	-	-	-	(2,600,769)	-	(2,600,769)
Change in fair value of Series C shares	-	4,530,725	-	-	-	-	-	-	-	-	-	-	(4,530,725)	-	(4,530,725)
Series C dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	-	-	-	-	-	3	3
Net Loss														(27,958,169)	(27,958,169)

Balances March 31, 2020	2,819	$9,801,445	-	$-	-	$-	-	$-	-	$-	5,000,000	$5,000	$179,783,233	$(259,601,558)	$(79,813,325)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31, 2020	Year Ended March 31, 2020
Cash flows from operating activities:
Net loss	$(52,011,388)	$(27,958,169)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Stock-based compensation	36,502	200,690
Depreciation, depletion, amortization and accretion	6,615	20,420
Change in fair value of derivative liability	41,878,823	24,101,870
Bad debt expense	2,339,719	17,694
Litigation settlement – PetroGlobe	-	204,842
(Equity) deficit in earnings of unconsolidated entity	5,401,540	(957,169)
Changes in operating assets and liabilities
Accounts receivable	248,286	(144,020)
Prepaid expenses and other assets	341,524	42,523
Accounts payable and accrued expenses	(929,688)	(329,536)
Net cash used in operating activities from continuing activities	(2,688,067)	(4,800,855)
Net cash provided by operating activities from discontinued operations	-	1,212,391
Net cash used in operating activities	(2,688,067)	(3,588,464)

Cash flows from investing activities:
Loan to Viking prior to investment	(4,200,000)	-
Cash paid for Viking investment	(10,900,000)	-
Cash acquired in Lineal Acquisition	-	449,763
Cash disposed of in connection with Lineal Redemption	-	(2,101,879)
Cash paid for issuance of notes receivable	-	(7,339,719)
Cash proceeds from deposits	-	43,466
Net cash provided by (used in) investing activities from continuing activities	(15,100,000)	(8,948,369)
Net cash used in investing activities from discontinued operations	-	(692,650)
Net cash provided (used) in investing activities	(15,100,000)	(9,641,019)

Cash flows from financing activities:
Proceeds from issuance of Series C Preferred Stock	-	5,000,000
Cash settlement of Preferred B Dividends	-	(25,000)
Proceeds from long-term debt	18,000,000	-
Net cash provided by financing activities from continuing operations	18,000,000	4,975,000
Net cash provided by financing activities from discontinued operations	-	1,132,375
Net cash provided by financing activities	18,000,000	6,107,375

Net increase (decrease) in cash	211,933	(7,122,108)
Cash, beginning of year	656,615	7,778,723
Cash, end of year	$868,548	$656,615

Supplemental Cash Flow Information:

Cash paid for:
Interest	$-	$14,771
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:

Change in estimate for asset retirement obligations	5,225	85,069
Settlement of common stock payable	$173,000	$331,030
Series C Preferred stock exchanged for debt	$6,000,000	$-
Conversion of Preferred B Shares to common stock	$-	$44
Conversion of preferred stock to common stock	$-	$4,899
Warrants issued in abeyance	$-	$29
Issuance of common stock for dividends	$-	$3
Notes receivable exchanged for Viking common stock	$9,200,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – RELATIONSHIP WITH AND INVESTMENT IN VIKING ENERGY GROUP, INC.

On December 23, 2020 Camber Energy, Inc. (“Camber”, the “Company”) acquired a 51% interest in Viking Energy Group, Inc. (“Viking”). On January 8, 2021 the Company acquired an additional interest in Viking resulting in the Company owning approximately 63% of the outstanding common shares of Viking. The Company has determined that its ownership of the common shares of Viking gives the Company the ability to exercise significant influence over Viking, but not control and accounts for its investment in Viking under the equity method.

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

In connection with Camber’s Investment, the Company and Viking terminated their previous merger agreement, dated August 31, 2020, as amended, and the Company assigned its membership interests in one of Viking’s subsidiaries, Elysium Energy Holdings, LLC, to Viking. Also in connection with Camber’s Acquisition, effective December 23, 2020, the Company (i) borrowed $12,000,000 from an institutional investor; (ii) issued the investor a promissory note in the principal amount of $12,000,000, accruing interest at the rate of 10% per annum and maturing December 11, 2022 (the “Camber Investor Note”); (iii) granted the Investor a first-priority security interest in Camber’s Viking Shares and Camber’s other assets pursuant to a pledge agreement and a general security agreement, respectively; and (iv) entered into an amendment to the Company’s $6,000,000 promissory note previously issued to the investor dated December 11, 2020 (the “Additional Camber Investor Note”), amending the acceleration provision of the note to provide that the note repayment obligations would not accelerate if the Company increased its authorized capital stock by March 11, 2021 (and the Company increased its authorized capital stock in February 2021 as required). In order to close Camber’s Investment, effective December 23, 2020, Viking entered into a Guaranty Agreement, guaranteeing repayment of the Camber Investor Note and the Additional Camber Investor Note.

On December 23, 2020, the Camber Investor Note was funded, and the Company and Viking closed Camber’s Investment, with the Company paying the Cash Purchase Price to Viking and cancelling Camber’s Viking Notes, as additional consideration. In exchange, Viking issued 26,274,510 shares of its common stock to Camber, representing 51% of Viking’s total outstanding common shares, the Viking Shares. At the closing, James Doris and Frank Barker, Jr., Viking’s CEO and CFO, were appointed the CEO and CFO of Camber, and Mr. Doris was appointed a member of the Board of Directors of Camber.

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

Accounting for the Viking Investment

As noted above, in accordance with the terms of the Viking Investment, Mr. James A. Doris became the President and Chief Executive Officer of the Company, resulting in Mr. Doris being the President and Chief Executive Officer of each of the Company and Viking. Mr. Doris does not own any shares of the Company but he owns or controls shares of Series C Preferred Stock of Viking with significant voting rights. Such voting rights were suspended until July 1, 2022 or if Mr. Doris were no longer the Chief Executive Officer of the Company. The Company has determined that it has the ability to exercise significant influence over the operations and policies of Viking, but not control of Viking given the voting rights associated with Mr. Doris’ Series C Preferred Stock. Consequently, the Company accounts for the Viking Investment under the equity method.

NOTE 2 – ORGANIZATION AND OPERATIONS OF THE COMPANY

Camber is an independent oil and natural gas company engaged in the acquisition, development, and sale of crude oil, natural gas, and natural gas liquids from various known productive geological formations in Louisiana and Texas. Through the recent acquisition of a 51% ownership of Viking and through the Company’s subsequent investment and planned merger with Viking, the Company will continue to be engaged in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. Since the beginning of 2019, Viking has had the following related activities:

•

On May 1, 2019, Viking’s subsidiary, Mid-Con Development, LLC sold all of its interests in the oil and gas assets Mid-Con Development, LLC owned in Ellis and Rooks Counties, Kansas, consisting of working interests in approximately 41 oil leases comprising several thousand acres.

•

On May 10, 2019, Petrodome Louisiana Pipeline LLC ("Petrodome LA"), a subsidiary of Viking’s subsidiary, Petrodome Energy, LLC, acquired a majority working interest in 6 gas wells (including 2 producing gas wells), 1 producing oil well and 1 salt water disposal well located in the East Mud Lake Field in Cameron Parish, Louisiana, with leases to mineral rights (oil and gas) concerning approximately 765 acres.

•

On February 3, 2020, Elysium Energy, LLC (“Elysium”), a wholly-owned subsidiary of Viking’s subsidiary, Elysium Energy Holdings, LLC (“Elysium Holdings”) (which was majority-owned by Viking at the time), acquired interests in certain oil and gas properties located in Texas and Louisiana. The assets purchased included leases, working interests, and over-riding royalty interests in oil and gas properties in Texas (approximately 72 wells) and Louisiana (approximately 55 wells), along with associated equipment. On February 4, 2020, Elysium hedged 75% of the estimated oil and gas production associated with the newly acquired assets for 2020, 60% of the estimated production for 2021 and 50% of the estimated production for the period between January 2022 to July 2022. Theses hedges have a floor of $45 and a ceiling ranging from $52.70 to $56 for oil, and a floor of $2 and a ceiling of $2.425 for natural gas.

Additionally, from the July 8, 2019 acquisition of Lineal Star Holdings, LLC (“Lineal”), until the divestiture of Lineal effective on December 31, 2019, each as discussed below, the Company, through Lineal, was involved in the oil and gas services industry.

On July 8, 2019, the Company acquired Lineal pursuant to the terms of an Agreement and Plan of Merger dated as of the same date (the “Lineal Plan of Merger” and the merger contemplated therein, the “Lineal Merger” or the “Lineal Acquisition”), by and between Lineal, Camber, Camber Energy Merger Sub 2, Inc., Camber’s wholly-owned subsidiary, and the Members of Lineal (the “Lineal Members”). Lineal is a specialty construction and oil and gas services enterprise providing services to the energy industry. Pursuant to the Lineal Plan of Merger, Camber acquired 100% of the ownership of Lineal from the Lineal Members in consideration for newly issued shares of Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”) and Series F Redeemable Preferred Stock (“Series F Preferred Stock”). See also “Note 13 – Lineal Merger Agreement and Divestiture”. On October 8, 2019, Lineal acquired an 80% interest in Evercon Energy LLC (“Evercon”). The acquisition required Lineal to assume certain liabilities and provide working capital for six months in the amount of $50,000 per month to Evercon. As part of the Lineal Divestiture, described below, Evercon was divested effective December 31, 2019.

On December 31, 2019, the Company entered into a Preferred Stock Redemption Agreement (the “Redemption Agreement”) by and between the Company and the prior owners of Lineal, whereby the Company redeemed the Company’s Series E and F Preferred Stock (the holders of such preferred stock, collectively, the “Preferred Holders”) issued in connection with the Lineal Merger. Pursuant to the Redemption Agreement, effective as of December 31, 2019, ownership of 100% of Lineal was transferred back to the Preferred Holders, and, all of the Series E Preferred Stock and Series F Preferred Stock of the Company outstanding were canceled through the redemption (the “Lineal Divestiture”). See also “Note 13 – Lineal Merger Agreement and Divestiture”.

Prior to the acquisition of Lineal, the Company sold a significant portion of its oil and gas production assets in Oklahoma to N&B Energy, LLC (“N&B Energy”) effective August 1, 2018. As part of the sale of its assets to N&B Energy, the Company also retained a 12.5% production payment (effective until a total of $2.5 million has been received) and a 3% overriding royalty interest, in its then existing Okfuskee County, Oklahoma assets; and an overriding royalty interest on certain other undeveloped leasehold interests, pursuant to an Assignment of Production Payment and Assignments of Overriding Royalty Interests. No payments were received in regard to any of the retained items noted above through December 31, 2020, and the filing date of these financial statements.

Camber retained its assets in Glasscock County and operated wells in Hutchinson County, Texas following the N&B Energy transaction until completion of the Settlement Agreement discussed below.

On January 31, 2020, the Company entered into a Compromise Settlement Agreement (the “Settlement Agreement”) with PetroGlobe Energy Holdings, LLC (“PetroGlobe”), Signal Drilling, LLC (“Signal”), Petrolia Oil, LLC (“Petrolia”), Prairie Gas Company of Oklahoma, LLC (“PGCO”), and Canadian River Trading Company, LLC (“CRTC”). Pursuant to the Settlement Agreement, the Company agreed to pay PetroGlobe $250,000, of which $100,000 was due upon execution of the Settlement Agreement, which payment has been made, and $150,000 was paid to an escrow account, which was released by the Company upon the successful transfer of all wells and partnership interests of the Company’s prior wholly-owned subsidiary C E Energy LLC (“CE”) to PetroGlobe, which was completed on July 16, 2020. CE operates all of the wells and leases which we held prior to such transfer which are located in Hutchinson County, Texas. See also “Note 11 – Commitments and Contingencies” – “Legal Proceedings”.

Effective on April 10, 2019, the Company filed, with the Secretary of State of Nevada, a Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of the Company’s authorized shares of common stock, $0.001 par value per share, from 20,000,000 shares to 250,000,000 shares. On July 3, 2019, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect another 1-for-25 reverse stock split of all outstanding common stock shares of the Company. The reverse stock split was effective on July 8, 2019. The effect of the reverse stock split was to combine every 25 shares of outstanding common stock into one new share, with no change in authorized shares (250,000,000 shares of common stock) or par value per share. On October 28, 2019, the Company filed a Certificate of Change with the Secretary of State of Nevada to effect a 1-for-50 reverse stock split of the Company) authorized shares of common stock (from 250,000,000 shares to 5,000,000 shares); and (b) issued and outstanding shares of common stock. The reverse stock split was effective on October 29, 2019. The effect of the reverse stock split was to combine every 50 shares of outstanding common stock into one new share, with a proportionate 1-for-50 reduction in the Company’s authorized shares of common stock, but with no change in the par value per share of the common stock. The result of the reverse stock split was to reduce, as of the effective date of the reverse stock split, the number of common stock shares outstanding from approximately 74.5 million shares to approximately 1.5 million shares (before rounding). Effective on April 16, 2020, Camber filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized shares of common stock to 25 million shares of common stock. On February 23, 2021, Camber filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized shares of common stock to 250 million shares of common stock.

Proportional adjustments were made to the conversion and exercise prices of the Company’s outstanding convertible preferred stock, warrants, and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans in connection with each of the reverse splits described above. The reverse stock splits did not affect any stockholder’s ownership percentage of the Company’s common stock, except to the limited extent that the reverse stock splits resulted in any stockholder owning a fractional share. Fractional shares of common stock were rounded up to the nearest whole share based on each holder’s aggregate ownership of the Company. All issued and outstanding shares of common stock, conversion terms of preferred stock, options and warrants to purchase common stock and per share amounts contained in the financial statements, in accordance with Staff Accounting Bulletin (“SAB”) TOPIC 4C, have been retroactively adjusted to reflect the reverse splits for all periods presented.

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

NOTE 3 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company generated a net loss of $52,011,388 for the nine months ended December 31, 2020 (the “2020 Loss”) as compared to a net loss of $27,958,169 for the year ended March 31, 2020. The 2020 Loss was comprised of, among other things, certain non-cash items with a net impact of $49,620,080 including: (i) a loss on changes in fair value of the derivative liability relating to the Series C Preferred Stock of $41,878,821 (ii) bad debt expenses of $2,339,719 million; and (iii) equity in loss of unconsolidated entity of $5,401,540.

As of December 31, 2020, the Company had stockholders’ deficit of $102,225,562 and total long-term debt of $18,000,000.

As of December 31, 2020, the Company has a working capital deficiency of approximately $94.1 million. The largest components of current liabilities creating this working capital deficiency was a derivative liability relating to conversion of our Series C Preferred stock of $94 million.

Management believes it will be able to continue to leverage the expertise and relationships of its operational and technical teams to enhance existing assets and identify new development, drilling and acquisition opportunities in order to improve the Company’s financial position. The Company may have the ability, if it can raise additional capital, to acquire new assets in a separate division from existing subsidiaries.

Nonetheless, recent oil and gas price volatility as a result of geopolitical conditions and the global COVID-19 pandemic have already had and may continue to have a negative impact on the Company’s financial position and results of operations. Negative impacts could include but are not limited to: The Company’s ability to sell [its] oil and gas production, reduction in the selling price of the Company’s oil and gas, failure of a counterparty to make required hedge payments, possible disruption of production as a result of worker illness or mandated production shutdowns, the Company’s ability to maintain compliance with loan covenants and/or refinance existing indebtedness, and access to new capital and financing.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for the twelve months following the issuance of its financial statements for the nine month period ended December 31, 2020. The Company’s ability to continue as a going concern is dependent upon its ability to utilize the resources in place to generate future profitable operations, to develop additional acquisition opportunities, and to obtain the necessary financing to meet its debt obligations and repay its liabilities arising from business operations when they come due. Management believes the Company will be able to continue to develop new opportunities and will be able to obtain additional funds through debt and / or equity financings to facilitate its development strategy; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

During the nine months ended December 31, 2020, and year ended March 31, 2020, the Company sold 630 and 525 shares, respectively, of Series C Preferred Stock pursuant to the terms of various Stock Purchase Agreements, for total proceeds of $6 and $5 million, respectively, and through the issuance of new debt instruments received total proceeds of $12.1 and $0 million, respectively.

During April 2021 the Company borrowed $2,500,000 from an Institutional Investor, and in July 2021 the Company closed on an equity transaction from an Institutional Investor in the amount of $15 million for working capital and new acquisitions.

Management believes it will be able to continue to service its debt obligations, and obtain the financial resources to accomplish these objectives through both debt and equity raises as evidenced by historical results as well as those achieved after the current balance sheet date.

Although the Company has been successful in obtaining the financial resources in the past, these conditions continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. Therefore, the Company believes it appropriate to continue to include a going concern qualification in its financial statements.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for consolidated financial information and with the instructions to Form 10-K as promulgated by the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements include all of the disclosures required by generally accepted accounting principles for complete consolidated financial statements.

b) Basis of Consolidation

The financial statements presented herein reflect the consolidated financial results of the Company, its wholly owned subsidiaries, Camber Permian LLC, a Texas limited liability company, CE Operating, LLC, an Oklahoma limited liability company, C E Energy LLC, a Texas limited liability company, which was assigned to PetroGlobe in July 2020 as discussed below under “Note 11 – Commitments and Contingencies” – “Legal Proceedings. All significant intercompany transactions and balances have been eliminated.

c) Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform them with the current year presentation. These reclassifications consist primarily of grouping certain line items from the prior year’s presentation together. These reclassifications had no effect on the reported results of operations. The following is a list of items and how they were grouped together in the Company’s current consolidated financial statements as compared to the prior year:

	Year Ended March 31, 2020
	Current Year	Prior Year
	Reporting	Reporting

Consolidated Balance Sheets
Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	$110,617	$-
Oil and Gas Properties - Subject to Amortization	-	50,443,883
Oil and Gas Properties - Not Subject to Amortization	-	28,016,989
Other Property and Equipment	-	1,570
Accumulated Depletion, Depreciation, Amortization and Impairment	-	(78,351,825)
	$110,617	$110,617

Liabilities
Asset retirement obligation	$71,750	$41,523
Current Asset Retirement Obligation	-	30,227
	$71,750	$71,750

Consolidated Statements of Operations
Operating Revenues
Oil and gas sales	$397,118	$-
Crude Oil	-	296,036
Natural Gas	-	37,049
Natural Gas Liquids	-	64,033
	$397,118	$397,118

Operating Expenses
Lease operating costs	$494,096	$-
Lease Operating Expenses	-	479,656
Severance and Property Taxes	-	14,440
	$494,096	$494,096

d) Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates relate to fair value of derivative liabilities, impairment of long-lived assets, fair value of commodity derivatives, stock-based compensation, asset retirement obligations, and the determination of expected tax rates for future income tax recoveries.

The estimates of proved, probable and possible oil and gas reserves are used as significant inputs in determining the depletion of oil and gas properties and the impairment of proved and unproved oil and gas properties. There are numerous uncertainties inherent in the estimation of quantities of proved, probable and possible reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks. Actual results could differ from the estimates and assumptions utilized.

e) Financial Instruments

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

Assets and liabilities measured at fair value as of and for the nine months ended December 31, 2020 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial liabilities
Derivative liability (conversion of Series C preferred Stock)			93,981,234	(41,878,821)
	$-	$-	$93,981,234	$(41,878,821)

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

f) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. At December 31, 2020 and March 31, 2020, the Company’s cash in excess of the federally insured limit was $569,497 and $399,833, respectively. Historically, the Company has not experienced any losses in such accounts. The Company had no cash equivalents at December 31, 2020 and March 31, 2020, respectively.

g) Accounts Receivable

Accounts receivable, net, include amounts due for oil and gas revenues from prior month production and accrued interest on the notes receivable due from Lineal. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. At December 31, 2020 there were no allowances for doubtful accounts. On March 31, 2020 the Company had an allowance for doubtful accounts in the amount of $208,000.

h) Notes Receivable

Notes receivable include amounts due to the Company pursuant to financial agreements stipulating interest rates, payment terms and maturity dates. As of December 31, 2020 and March 31, 2020, Note’s receivable balances included the two notes due from Lineal in the amounts of $1,539,719 and $800,000, respectively, net of reserves of 2,339,719, which amount has been recognized as bad debt expense for the nine months ended December 31, 2020. Additionally, as of March 31, 2020, notes receivable included the $5,000,000 note from Viking as described in “Note 7 – Notes Receivable”. As discussed in Note 13, the Lineal notes are unsecured.

i) Investment in Unconsolidated Entities

The Company accounts for its investment in unconsolidated entities under the equity method of accounting when it does not own a controlling financial interest and it has the ability to exercise significant influence over the operating and financial policies of the entity. The Company accounts for its investments in Viking and Elysium (until the Company’s Elysium interest was assigned to Viking on December 23, 2020) under the equity method.  Under the equity method, the investment is initially recorded at cost and the investment is reduced for dividends or distributions it receives and increased or decreased for its proportionate share of earnings or losses of the entity.

We assess the potential for other-than-temporary impairment of our equity method investments when impairment indicators are identified. We consider all available information, including the recoverability of the investment, the earnings and near-term prospects of the affiliate, factors related to the industry, conditions of the affiliate, and our ability, if any, to influence the management of the affiliate. We assess fair value based on valuation methodologies, as appropriate, including the present value of estimated future cash flows, estimates of sales proceeds, and external appraisals. If an investment is considered to be impaired and the decline in value is other than temporary, we record an appropriate write-down.

j) Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their useful lives. Amortization of the equipment under capital leases related to the Lineal operations was computed using the straight-line method over lives ranging from 3 to 5 years and is included in depreciation expense. Costs of maintenance and repairs were charged to expense when incurred.

Long-lived assets including intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the assets carrying amount to determine if an impairment of such asset is necessary. This evaluation, as well as an evaluation of our intangible assets, requires the Company to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company’s services and future market conditions. Estimating future cash flows requires significant judgment, and the Company’s projections may vary from the cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be to expense the difference between the fair value (less selling costs) of such asset and its carrying value. Such expense would be reflected in earnings. No impairments were deemed necessary for the nine months ended December 31, 2020 and the year ended March 31, 2020, respectively.

l) Acquisitions

Accounting Standards Update (ASU) 2017-01, Clarifying the Definition of a Business (ASU 2017-01) provides a screen test to determine when a set of assets and activities should not be considered a business. Under ASU 2017-01, the Company will perform an initial screening test as of the acquisition date that, if met, results in the conclusion that the set is not a business. If the initial screening test is not met, the Company evaluates whether the set is a business based on whether there are inputs and a substantive process in place. The definition of a business impacts whether the Company consolidates an acquisition under business combination guidance or asset acquisition guidance.

m) Business Combinations

The Company accounts for its business combinations by recognizing the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date. The purchase is accounted for using the acquisition method, and the fair value of purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer lists, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

n) Intangibles and Goodwill

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

o) Limitation on Capitalized Costs

Under the full-cost method of accounting, we are required, at the end of each reporting date, to perform a test to determine the limit on the book value of our oil and natural gas properties (the “Ceiling” test). If the capitalized costs of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the Ceiling, this excess or impairment is charged to expense. The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of:

(a) the present value, discounted at 10 percent, and assuming continuation of existing economic conditions, of 1) estimated future gross revenues from proved reserves, which is computed using oil and natural gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month hedging arrangements pursuant to SAB 103, less 2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, plus

(b) the cost of properties not being amortized; plus

(c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, net of

(d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties.

No impairment expense was recorded for the year ended December 31, 2020.

p) Oil and Gas Properties

The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. General and administrative costs related to production and general overhead are expensed as incurred.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit of production method using estimates of proved reserves. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in operations. Unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is included in loss from operations before income taxes.

q) Oil and Gas Reserves

Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof, including evaluations and extrapolations of well flow rates and reservoir pressure. Estimates by different engineers often vary sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using recent prices of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices.

r) Income (loss) per Share

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

s) Revenue Recognition

Sales of crude oil, natural gas, and natural gas liquids (“NGLs”) are included in revenue when production is sold to a customer in fulfillment of performance obligations under the terms of agreed contracts. Performance obligations primarily comprise delivery of oil, gas, or NGLs at a delivery point, as negotiated within each contract. Each barrel of oil, million BTU (“MMBtu”) of natural gas, or other unit of measure is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. Performance obligations are satisfied at a point in time once control of the product has been transferred to the customer. The Company considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, the Company’s right to payment, and transfer of legal title. In each case, the time between delivery and when payments are due is not significant.

t) Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the consolidated financial statements and the tax basis of assets and liabilities by using estimated tax rates for the year in which the differences are expected to reverse.

The Company recognizes deferred tax assets and liabilities to the extent that we believe that these assets and/or liabilities are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If we determine that the Company would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

In assessing the realizability of its deferred tax assets, management evaluated whether it is more likely than not that some portion, or all of its deferred tax assets, will be realized. The realization of its deferred tax assets relates directly to the Company’s ability to generate taxable income. The valuation allowance is then adjusted accordingly.

The Company recognizes the benefits, if any, of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that are more likely than not to be realized. The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company’s policy is to include interest and penalties associated with income tax obligations in income tax expense.

u) Stock-Based Compensation

The Company may issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs. The cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

The fair value of stock options and warrants is determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The expected term represents the period of time that stock-based compensation awards granted are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of stock-based compensation instrument. The dividend yield assumption is based on historical patterns and future expectations for the Company dividends.

v) Derivative Liabilities

The Series C Preferred Stock contain provisions that could result in modification of the conversion price that is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40.

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

w) Impairment of Long-Lived Assets

The Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the nine months ended December 31, 2020 and the year ended March 31, 2020.

x) Accounting for Asset Retirement Obligations

Asset retirement obligations (“ARO”) primarily represent the estimated present value of the amount the Company will incur to plug, abandon and remediate its producing properties at the projected end of their productive lives, in accordance with applicable federal, state and local laws. The Company determined its ARO by calculating the present value of estimated cash flows related to the obligation. The retirement obligation is recorded as a liability at its estimated present value as of the obligation’s inception, with an offsetting increase to proved properties.

y) Subsequent events

The Company has evaluated all subsequent events from December 31, 2020 through the date of filing of this report.

NOTE 5 – OIL AND GAS PROPERTIES

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

Impairments

For the nine months ended December 31, 2020 and year ended March 31, 2020, the Company recorded $0 and $0 of impairments of its oil and gas properties, respectively.

NOTE 6 – NOTES RECEIVABLE

Due to the impact of COVID-19 on its operations, Lineal notified the Company that it currently has insufficient liquidity to make scheduled interest payments due under the notes. The Company is in negotiations with Lineal to restructure the notes receivable and an allowance has been applied to the principal and accrued interest of these notes (discussed further below) subject to completion of the negotiations. The Company performed an analysis of Lineal notes to estimate their value as of December 31, 2020. The Company analyzed information received from Lineal including Lineal’s financial statements, which calculated the value of the notes and discounted the expected future payments due thereunder using a standard discounted cash flow model for the principal and accrued interest to the maturity date from December 31, 2020. The Company applied a discount of 15% based on factors in the Lineal notes to determine a valuation as of December 31, 2020. Based on this analysis, the Company recorded a total allowance of $225,601 to reduce the reported value of the Lineal notes and accrued interest, fully reserving the current interest due of $109,882 with the remainder of $115,719 applied as an allowance to the principal value of the notes as of December 31, 2020. As of March 31, 2020, the Company had no allowance for uncollectible amounts related to the note’s receivable. The Company continues to classify the full balance as non-current as the entire amount may not be repaid by December 31, 2021. Lineal has not defaulted on any principal payment as it is currently not due.

Interest income recognized on these notes was $224,013 and $53,747 for the nine months ended December 31, 2020 and the year ended March 31, 2020, respectively.

The following table summarizes the notes receivable of the Company as of December 31 and March 31, 2020:

	December 31, 2020	March 31, 2020

Note receivable from Viking Energy Group, Inc. pursuant to a 10.5% Secured Promissory Note dated February 3, 2020 in the original principal amount of $5,000,000, having an annual interest rate of 10.5%, with interest due quarterly beginning on May 1, 2020, maturing February 3, 2022. Accrued and unpaid interest of $83,425 is included in accounts receivable at March 31, 2020. The Note was secured by ownership interests in 6 Viking subsidiaries. This amount and all accrued and unpaid interest were cancelled on December 23, 2020 as part of the Viking acquisition (See Note 5 – Business Acquisition)

	$-	$5,000,000

Note receivable from Lineal Star Holdings, LLC pursuant to a Promissory Note dated effective December 31, 2019, in the original principal amount of $1,539,719, accruing annual interest of 10.5%, due quarterly beginning on March 31, 2020, maturing December 31, 2021, with accrued and unpaid interest of $77,618 and $37,966 included in accounts receivable at December 31, 2020 and March 31, 2020, respectively. All principal, accrued and unpaid interest as of December 31, 2020 has been reserved.

See also “Note 13 – Lineal Merger Agreement and Divestiture”.	-	1,539,719

Note receivable from Lineal Star Holdings, LLC pursuant to a Promissory Note No. 2 dated effective December 31, 2019, in the original principal amount of $800,000, accruing annual interest of 8%, due quarterly beginning on March 31, 2020, maturing December 31, 2021, with accrued and unpaid interest of $32,263 and $15,781 included in accounts receivable at December 31, 2020 and March 31, 2020, respectively. All principal, accrued and unpaid interest as of December 31, 2020 has been reserved.

See also “Note 13 – Lineal Merger Agreement and Divestiture”.	-	800,000
Total notes receivable	-	7,339,719
Less: current maturities	-	-
Total long-term portion	$-	$7,339,719

NOTE 7– INVESTMENT IN UNCONSOLIDATED ENTITY

The Company accounts for its investment in unconsolidated entities under the equity method of accounting when it owns less than 50% of a controlling interest and does not have the ability to exercise significant influence over the operating and financial policies of the entity. The Company owns 0% of Elysium as of December 31, 2020 (25% from February 3, 2020 to June 25, 2020, 30% from June 26, 2020 to December 23, 2020, and 0% upon the completion of the Company’s acquisition of 51% of Viking as explained in Note 1 – Relationship with and Ownership of Viking Energy Group, Inc. The investment is adjusted accordingly for dividends or distributions it receives and its proportionate share of earnings or losses of the entity. Elysium is involved in oil and gas exploration and production in the United States

Table below shows the changes in the investment in unconsolidated entities for the nine months ended December 31, 2020 and the year ended March 31, 2020, respectively:

	December 31, 2020	March 31, 2020
Carrying amount at beginning of year	$957,169	$—
Investment in Elysium	—	—
Proportionate share of Elysium earnings (loss)	(2,953,680)	957,169
Investment in Viking	20,274,909	-
Proportionate share of Viking earnings (loss)	(2,447,860)	—

Carrying amount at end of year	$15,830,538	$957,169

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term obligations associated with the future retirement of oil and natural gas properties for the nine months ended December 31, 2020 and the year ended March 31, 2020. The current portion was $0 at December 31, 2020 and March 31, 2020 respectively.

	December 31, 2020	March 31, 2020
Carrying amount at beginning of year	$71,150	$303,809
Payments	—	(149,910)
Accretion	-	2,920
Dispositions	(30,227)	—
Revisions of previous estimates	5,825	(85,069)
Carrying amount at end of year	$46,748	$71,750

NOTE 9 – LONG-TERM DEBT AND OTHER SHORT-TERM BORROWINGS

Long term debt and other short-term borrowings consisted of the following at December 31, 2020 and March 31, 2020:

Note payable to Discover Growth Fund, LLC pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at the extended maturity date of January 1, 2027 (see subsequent events). The Note is secured by lien on substantially all of the Company’s assets.	$6,000,000	-

Note payable to Discover Growth Fund, LLC, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at the extended maturity date of January 1, 2027 (see subsequent events). The Note is secured by first lien on the Company’s ownership in Viking.	12,000,000	-

Total long-term debt associated with Camber Energy, Inc.	18,000,000	-
Less current portion	-
	$18,000,000	$-

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended December 31,

2021	$-
2022	-
2023	-
2024	-
2025	-
Thereafter	18,000,000

$18,000,000

Interest expenses for the nine months ended December 31, 2020 and the year ended March 31, 2020 was $67,397 and $14,771, respectively. Amortization of debt discount for the nine months ended December 31, 2020 and the year ended March 31, 2020 was $6,876 and $0, respectively.

The above notes were in default at various times, but have been resolved through settlement (see Note 15 Stockholders Deficit).

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

Activities for derivative Series C Preferred Stock derivative liability during the nine months ended December 31, 2020 and the year ended March 31, 2020 were as follows:

	December 31, 2020	March 31, 2020
Carrying amount at beginning of period	$77,636,666	$60,303,474
Issued Series C preferred shares	15,412,950	-
Change in fair value	41,878,821	17,602,307
Settlement of Obligation (issuance of common shares)	(40,947,203)	(269,115)
Carrying amount at end of period	$93,981,234	$77,636,666

The fair value of the derivative liability has been estimated using a binomial model and the historical volatility of the Company’s common stock as of the date of conversion

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

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

The Company recognized a net settlement cost of $204,842 included in general and administrative expenses on the statement of operations for the year ended March 31, 2020, in connection with the settlement.

All provisions of the settlement were finalized, and the $150,000, held in escrow pending final approvals, was released on July 16, 2020.

The Company released the parties to the Settlement Agreement, including Ian Acrey, individually, as well as their officers, directors, or members from any claims asserted in the lawsuit, and the parties to the Settlement Agreement along with Ian Acrey, individually, released the Company, its officers, directors, shareholders and affiliate corporations from any claims asserted in the lawsuit. The Company did not release any claims or causes of action against N&B Energy, LLC, Sezar Energy, LLP related to Richard Azar, or any of their affiliates, or predecessors, or successors, and is currently evaluating its plans.

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

Litigation as a Result of “Short Report”

The Company was the target of a “short” report issued by Kerrisdale Capital in early October, 2021, and as a result of such short report there was an action commenced against the Company, James Doris and Frank Barker by or on behalf of certain shareholders of Camber in connection with losses alleged to have been suffered by the shareholders. There were also derivative actions commenced against the Company and its directors.  The Company and its officers and directors have retained the firm of Baker Botts LLP to defend the action, and deny the allegations contained in the claim.

NOTE 12 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Oil and Gas Contracts

The following table disaggregates revenue by significant product type for the nine months ended December 31, 2020 and the year ended March 31, 2020 respectively:

	December 31, 2020	March 31, 2020
Oil sales	$109,570	$296,036
Natural gas sales and liquids	41,244	101,082
Total oil and gas revenue from customers	$150,814	$397,118

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2020 or March 31, 2020, respectively.

NOTE 13 – LINEAL MERGER AGREEMENT AND DIVESTITURE

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

The Redemption Agreement also provided for (a) the entry by Lineal and the Company into a new unsecured promissory note in the amount of $1,539,719, the outstanding amount of the July 2019 Lineal Note together with additional amounts loaned by Camber to Lineal through December 31, 2019 (the “December 2019 Lineal Note”); (b) the unsecured loan by the Company to Lineal on December 31, 2019, of an additional $800,000, entered into by Lineal in favor of the Company on December 31, 2019 (“Lineal Note No. 2”); and (c) the termination of the prior Lineal Plan of Merger and Funding Agreement entered into in connection therewith (pursuant to which all funds previously held in a segregated account for future Lineal acquisitions, less amounts loaned pursuant to Lineal Note No. 2, were released back to the Company). The December 2019 Lineal Note and Lineal Note No. 2, accrue interest, payable quarterly in arrears, beginning on March 31, 2020, and continuing until December 31, 2021, when all interest and principal is due, at 8% and 10% per annum (18% upon the occurrence of an event of default), respectively. As of December 31, 2020, and March 31, 2020, $109,882 and $53,747, respectively, of interest related to the December 2019 Lineal Note and Lineal Note No. 2 was accrued and included in the consolidated balance sheets in Accounts Receivable. The $109,882 of accrued interest has been fully reserved as of December 31, 2020.

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

NOTE 14 – INCOME TAXES

The Company recorded no provision for income taxes for the nine-month period ended December 31, 2020 and for the year ended March 31, 2020.

The following is a reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate of 21% to income from continuing operations before income taxes for the nine months ended December 31. 2020 and for the year ended March 31, 2020:

	December 31, 2020	March 31, 2020
Tax expense (benefit), computed at expected tax rates	$(1,613,788)	$(809,941)
Nondeductible expenses	-	3,298
Change in valuation allowance	1,613,788	806,643
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	December 31	March 31,
	2020	2020
Deferred tax assets (liabilities):
Net operating tax loss carryforwards	$10,939,143	$10,432,878
Depreciation, depletion and amortization	606,948	611,157
(Income) loss from equity interests	419,267	(201,005)
Stock-based compensation	302,916	302,916
Bad debt reserve	535,034	43,692
Total deferred tax assets (liabilities)	12,803,308	11,189,638
Less: valuation allowance	(12,803,308)	(11,189,638)
Total	$-	$-

The above estimates are based on management’s decisions concerning certain elections which could change the relationship between net income and taxable income.

Management decisions are made annually and could cause the estimates to vary significantly.

The Company experienced an “ownership change” within the meaning of IRC Section 382 during the year ended March 31, 2017. As a result, certain limitations apply to the annual amount of net operating losses that can be used to offset post ownership change taxable income. The Company has estimated that $44.5 million of its pre-ownership change net operating loss could potentially be lost due to the IRC Section 382 limitation for the year ended March 31, 2017. This amount may increase if the Company experiences another ownership change(s) since the last ownership change. However, the income tax effect of those ownership change(s) should be nil as the Company had recorded a full valuation allowance against its deferred assets. As of December 31, 2020, there have not been any additional ownership changes that the Company believes would lead to further IRC Section 382 limitations.

At December 31, 2020 and March 31, 2020, the Company had estimated net operating loss carryforwards for federal income tax purposes of approximately $52.1 million and $49.7 million, respectively, adjusted for the ownership change limitation discussed above, which will begin to expire, if not previously used, beginning in the fiscal year 2028. A valuation allowance has been established for the entire amount of the deferred tax assets for the nine months ended December 31, 2020 and for the year ended March 31, 2020.

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

NOTE 15 – STOCKHOLDERS’ DEFICIT

Common Stock

During the nine months ended December 31, 2020, the Company issued 176,514 shares of restricted common stock to service providers in consideration for investor relations and marketing services. The Company recognized $209,502, based on the grant date fair value of the Company’s common stock, in stock-based compensation expense in current and prior periods corresponding to the issuance of these shares, of which $36,502, was recognized during the nine-month period ended December 31, 2020.

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

Series A Convertible Preferred Stock

On August 31, 2020, the Board of Directors approved the designation of 28,092 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), which were designated with the Secretary of State of Nevada on August 31, 2020 (the “Series A Designation”) to have substantially similar rights as the Series C Preferred Stock of Viking (as amended), as adjusted for the exchange ratio of the Merger agreement at that time.

On December 23, 2020, the Company entered into (i) a termination agreement with Viking terminating the Amended and Restated Agreement and Plan of Merger, dated August 31, 2020, as amended to date.

On February 15, 2021, the Company entered into a new Agreement and Plan of Merger with Viking. Pursuant to the terms of the Agreement and Plan of Merger with Viking, upon closing of the Merger, each one (1) share of Viking Series C Preferred Stock (“Viking Preferred Stock”) issued and outstanding immediately prior to the Effective Time, shall be converted into the right to receive one (1) share of the to be designated Series A Convertible Preferred Stock of Camber (the “New Camber Preferred”).

Each share of Camber Series A Preferred Stock will be convertible into 890 shares of common stock of Camber subject to a 9.99% beneficial ownership limitation, will be treated equally with the Company’s common shareholders with respect to dividends and liquidation, and will have no right to vote on any matters, questions or proceedings of Camber except: (a) on a proposal to increase or reduce Camber’s share capital; (b) on a resolution to approve the terms of a buy-back agreement; (c) on a proposal to wind up Camber; (d) on a proposal for the disposal of all or substantially all of Camber’s property, business and undertaking; (f) during the winding-up of Camber; and/or (g) with respect to a proposed merger or consolidation in which Camber is a party or a subsidiary of Camber is a party.

As of December 31, 2020 and March 31, 2020, the Company had no Series A Convertible Preferred Stock issued or outstanding.

Series B Redeemable Convertible Preferred Stock

As of December 31, 2020 and March 31, 2020, the Company had no Series B Redeemable Convertible Preferred Stock issued and outstanding.

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

On June 22, 2020, the Company sold 630 shares of Series C Preferred Stock to Discover in consideration for $6 million. On December 11, 2020, the Company entered into an Exchange Agreement with Discover, the sole shareholder at the time, of the Company’s Series C Preferred Stock. The transactions contemplated by the Exchange Agreement closed on December 11, 2020. Pursuant to the Exchange Agreement, as an accommodation to the Company, and in order to reduce the potential dilutive impact of the Series C Preferred Stock, by reducing the number of outstanding shares of Series C Preferred Stock, Discover exchanged 600 shares of Series C Preferred Stock, which had an aggregate face value of $6,000,000 (600 shares each with a face value of $10,000 per share), for a $6,000,000 secured Promissory Note. As this investment was appropriately classified as temporary equity prior to the exchange, and it had mandatory redemption options associated with certain contingencies that were outside the control of the issuer, the Company determined that the exchange should be accounted for similar to a debt extinguishment in exchanging the temporary equity instrument for a debt instrument at the same carrying value, and there should be no gain or loss recognized on the transaction.

During the nine-month period from April 1, 2020 and through December 31, 2020, Discover converted 756 shares of Series C Preferred Stock with a face value of $7.56 million into approximately 19,890,682 shares of common stock, of which 19,823,487 shares of common stock had been issued. As of December 31, 2020, Discover was owed approximately 43,970,077 common shares in connection with previous conversion notices as a result of the extension of the Measurement Period and the drop in the price of Camber’s common stock during the extended Measurement following delivery of the original conversion notices (collectively, the “True-Up Shares”). All of the True-Up Shares have been issued to Discover.

The Series C Preferred stock certificate of designation contained certain redemption provisions that were outside the control of management and was classified as temporary equity on the December 31, 2020 and March 31, 2020 balance sheet. Temporary equity is a security with redemption features that are outside the control of the issuer, is not classified as an asset or liability in conformity with GAAP, and is not mandatorily redeemable.

As of December 31, 2020, Discover is entitled to approximately 43,970,077 True-up shares relating to previously converted Series C Preferred Stock. Such shares were issued subsequent to yearend , but may be subject to further adjustment as the Measurement Period has not expired on such shares. The Company estimates the liability associated with the obligation to issue True-Up shares and records the obligation as a derivative ‘liability based on estimated fair value using a binomial pricing model, the historical volatility of the Company’s common stock and the lesser of the conversion price or the lowest closing price subsequent to the conversion date. The Company records a gain or loss on the change in fair value. During the nine month period ended December 31, 2020, the Company recorded a loss on the change in fair value of $41,878,821 and had a derivative liability of $93,981,234 as of December 31, 2020. For the year ended March 31, 2020, the Company recorded a loss on the change in fair value of the Derivative liability of $24,101,870 and had a derivative liability of $77,636,666 as of March 31, 2020. The Derivative Liability is reduced when True-Up shares are issued. A Derivative Liability associated with a conversion of the Series C Preferred Stock is no longer recognized when the Measurement Period expires and the holder is no longer entitled to True-Up shares.

December 31, 2020 Discover held 2,093 shares of Series C Preferred Stock, and between January 1, 2021 and May 6, 2022 Discover converted 2,063 of such shares into 174,218,536 common shares, leaving a balance of 30 Series C Preferred Stock held by Discover.

Discover is entitled to convert the face value of the remaining 30 Series C Preferred Stock at a fixed conversion price of $3.25, and to convert the value of the associated Conversion Premium at a price equal to (A x B) – C whereas: A equals the lowest volume weighted average price during the Measurement Period (the “VWAP”); B equals 0.85; and C equals $0.10. Neither the Measurement Period nor VWAP are certain with respect to the remaining 30 shares of Series C Preferred Stock held by Discover but if the applicable VWAP was equal to recent conversions by Discover, i.e. $0.3475, and assuming: (i) a Triggering Event has occurred (which is the case at the moment) and no waiver for same has been obtained; and (ii) the highest possible dividend rate of 34.95%, the Company estimates that the 30 Series C Preferred Stock held by Discover would convert into approximately 3,848,450 common shares of the Company, subject to the 9.99% ownership limitation set forth in the designation of the Series C Preferred Stock. These Series C Preferred shares would convert into additional common shares of the Company if the VWAP during the Measurement Period falls below $0.3475, or convert into fewer common shares of the Company if the applicable VWAP is greater than $0.3475.

Further, Discover may be entitled to additional True-Up Shares (“Summer 2021 True-Up Shares”), i.e. additional common shares, regarding the portion of those 1,575 shares of Series C Preferred Stock converted by Discover between June 18, 2020 and September 30, 2021 at a VWAP higher than $0.3475 since the Measurement Period in respect of those prior conversions has not expired given the Company is not at the moment in compliance with all of the Equity Conditions set out in the Certificate of Designation. The Company estimates the Summer 2021 True-Up Shares total approximately 37 million.

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

The corrections in the Certificates of Correction were effective as of the original filing dates with the Secretary of State of Nevada of the Company’s original Series C Preferred Stock designation (August 25, 2016), the Company’s first amended and restated Series C Preferred Stock designation (July 8, 2019), and the Company’s second amended and restated Series C Preferred Stock designation (December 14, 2020), subject to certain exceptions set forth in the Nevada Revised Statutes. The corrections corrected the designations to reflect the original intentions of the parties and to conform such designations to the way the Series C Preferred Stock had been accounted for in practice since its original designation/issuance as a component of permanent equity.

On April 20, 2021, the Company with the approval of the Board of Directors of the Company, and the holders of the Company’s Series C Preferred Stock, filed a third amended and restated designation of the Series C Preferred Stock with the Secretary of State of Nevada, which amended the Designations to state that dividends and conversion premiums will only be paid in shares of Company common stock, and state that redemption amounts will only be paid in shares of Company common stock. As a result of the third amended and restated designation of the Series C Preferred Stock the Company has determined that there are no provisions requiring redemption that are outside the control of the Company. Subsequent to yearend, the Series C Preferred Shares were reclassified to permanent equity during the second quarter of 2021.

On July 10, 2021, the Company, with the approval of the Board of Directors of the Company and the holders of the Company’s Series C Preferred Stock, filed an amendment to its designation of its Series C Preferred Stock with the Secretary of State of Nevada (the “Fourth Amended and Restated Designation”), solely to increase the number of preferred shares designated as Series C Preferred Stock from 5,000 to 5,200.

On November 8, 2021, the Company filed with the Secretary of State of Nevada a Fifth Amended and Restated Designation regarding its Series C Preferred Stock which amended the Designations to provide voting rights to holders of the Series C Preferred Stock as required by the October 2021 Agreements (as defined herein).

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

On December 3, 2021 the Company entered into amending agreements (the “December Agreements”) with each of the First Investor and Second Investor (as disclosed by the Company in its Current Report Filed on Form 8-K filed with the Securities and Exchange Commission on December 6, 2021). Pursuant to the December Agreements, as a further accommodation to the Company and in order to help facilitate implementation of the Company’s business plans and continued trading on the NYSE American, the Investors agreed to extend the deadline for the Filing Requirement to December 17, 2021. The deadline for the Reserve Requirement remained December 31, 2021.

Pursuant to the December 24th Agreements, as a further accommodation to the Company and in order to help facilitate implementation of the Company’s business plans and continued trading on the NYSE American, the parties agreed:

(i)	the deadline for the Filing Requirement is extended to January 14, 2022;

(ii)

the deadline for the Reserve Requirement remains December 31, 2021, meaning the Company is required to obtain on or before such date, approval of the proposals outlined in the preliminary proxy statement filed by the Company with the Securities and Exchange Commission on November 9, 2021 (to increase the Company’s authorized common stock);

(iii)

each and every Measurement Period (as defined in the COD) with regard to any share of Preferred converted by Investor or any affiliate of Investor prior to December 24, 2021 will terminate, and the provisions of Section I.G.1.d of the COD shall no longer apply with respect to any shares of Preferred converted prior to December 24, 2021;

(iv)

If the Reserve Requirement and the Filing Requirement are not met by the deadlines mentioned above, Company acknowledges and agrees that (A) Company will be in uncured material breach and default under all of the Notes and Agreements, and (B) all Measurement Periods will remain open and continue to run in accordance with the terms of the COD.

The Company satisfied the Reserve Requirement by the required deadline but did not satisfy the Filing Requirement.

As of December 31, 2020 and March 31, 2020, the Series C Preferred shares were convertible into a substantial number of the Company’s common shares which could result in significant dilution of the Company’s existing shareholders. If the outstanding Series C Preferred were converted as of December 31, 2020 and March 31, 2020, the Company estimates that the following common shares would be required to be issued to satisfy the conversion of the Series C Preferred shares:

	December 31, 2020	March 31, 2020
Estimated number of shares issuable for conversion at $3.25 per share	6,440,000	8,673,846
Estimated number of common shares required to satisfy Conversion Premium using VWAP at period end	103,326,626	129,932,618
	109,766,626	138,606,464

Additionally. if the Series C preferred shares were converted on the above dates, the Company could be required to issue additional common shares (true-up shares).

The Certificates of Designations with respect to the Company’s Series C Preferred Stock and Series G Preferred Stock (collectively, the “CODs”) and/or the Stock Purchase Agreements regarding the sale of such Series C Preferred Stock and Series G Preferred Stock (collectively, the “SPA’s”), contain covenants requiring the Company to timely file all reports required to be filed by the Company pursuant to the Exchange Act (the “Filing Requirement”). The Company did not satisfy the Filing Requirement and, consequently, on or about March 9, 2022, the preferred stock holders, Discover and Antilles, filed a Verified Complaint against the Company (the “Discover/Antilles Complaint”) as a result of the default by the Company under the CODs. A default under the CODs and/or SPA’s is also considered an event of default under each of the Promissory Notes executed by the Company in favor of Discover (collectively, the “Discover Notes”), and upon an event of default under the Discover Notes, Discover may, at its option, declare the principal and any and all interest then accrued thereon, at once due and payable, and exercise any other rights under applicable agreements. Discover did not exercise its right to declare the amount owing under the Discover Notes immediately due and payable, but Failure by Discover to exercise such right does not constitute a waiver of the right to exercise the same in the event of any subsequent default. As of April 18, 2022, Discover, Antilles and the Company entered into a Settlement Agreement to settle the Discover/Antilles Complaint, and the Settlement Agreement was approved by the Court on or about May 12, 2022. If the Company fails to satisfy future Filing Requirements, it would be considered a default under the CODs and SPA’s, which in turn would constitute an event of default under the Discover Notes.

Series E Redeemable Convertible Preferred Stock and Series F Convertible Preferred Stock

As described above in “Note 1 – General” and “Note 13 – Lineal Merger Agreement and Divestiture”, on the Closing Date, pursuant to the Lineal Plan of Merger, the Company acquired 100% of the ownership of Lineal from the Lineal Members in consideration for 1,000,000 of the newly issued shares of Series E Preferred Stock and 16,750 of the newly issued shares of Series F Preferred Stock and effective on December 31, 2019, the Company divested its ownership in Lineal and the Series E Preferred Stock and Series F Preferred Stock were returned to the Company and cancelled.

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

Warrants

The following is a summary of the Company’s outstanding warrants at December 31, 2020:

Warrants		Exercise	Expiration	Intrinsic Value at
Outstanding		Price ($)	Date	December 31, 2020
1	(1)	1,171,875.00	April 26, 2021	$—
3	(2)	195,312.50	September 12, 2022	—
32	(3)	12,187.50	May 24, 2023	—
36				$—

(1)

Warrants issued in connection with the sale of convertible notes. The warrants were exercisable on the grant date (April 26, 2016) and remain exercisable until April 26, 2021. (expired as of the date of this filing).

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

Stock Options

The following summarizes Camber’s stock option activity for the nine months ended December 31, 2020 and for the year ended March 31, 2020:

	December 31, 2020		March 31, 2020
		Weighted		Weighted
	Number of Stock	Average	Number of Stock	Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at Beginning of Year	2	$40,429,700	2	$40,429,700
Expired/Cancelled	(2)	(40,429,700)	-	-
Outstanding at End of Year	-	$-	-	$-

Of the Company’s outstanding options, two options expired and no options were exercised or forfeited during the nine months ended December 31, 2020. No options were exercised or forfeited during the year ended March 31, 2020. Stock-based compensation expense related to stock options during the nine months ended December 31, 2020 and the year ended March 31, 2020 was $0.

Options outstanding and exercisable at December 31, 2020 and March 31, 2020 had no intrinsic value. The intrinsic value is based upon the difference between the market price of Camber’s common stock on the date of exercise and the grant price of the stock options.

As of December 31, 2020 and March 31, 2020, there was no remaining unrecognized stock-based compensation expense related to all non-vested stock options, respectively, because the options were fully vested previously.

There were no remaining options outstanding and exercisable as of December 31, 2020:

NOTE 17– INCOME (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per share for the nine months ended December 31, 2020 and the year ended March 31, 2020 was as follows:

	Nine Months Ended	Year Ended
	December 31, 2020	March 31, 2020
Numerator:
Net loss	$(52,011,385)	$(27,958,169)
Less preferred dividends	(6,929,910)	(7,131,495)
Net loss attributable to common stockholders	$(58,941,295)	$(35,089,664)
Denominator
Weighted average share – basic	17,556,725	2,109,622
Dilutive effect of common stock equivalents options/warrants	—	—
Preferred C shares	—	—
Denominator
Total Weighted average common shares – diluted	17,556,725	2,109,622
Income (loss) per common share – basic
Income (loss) per common share from continuing operations	$(3.36)	$(16,64)
Income (loss) per common share – diluted
Income (loss) per common share from continuing operations	$(3.36)	$(16,64)

For the nine months ended December 31, 2020 and the year ended March 31, 2020, the following common share equivalents related to convertible debt, Series C Preferred Stock, warrants and options to purchase shares of common stock were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would be anti-dilutive.

	Nine Months Ended December 31, 2020	Year Ended March 31, 2020
Common Shares Issuable for:
Convertible Debt	276	276
Options and Warrants	36	38
Series C Preferred Shares	109,766,626	138,606,464
Total	109,766,938	138,606,778

NOTE 18– RELATED PARTY TRANSACTIONS

James A. Doris, CEO of the Company and Frank W. Barker, Jr., CFO of the Company, both since December 23, 2020 did not receive any compensation during the nine months ended December 31, 2020.

Louis Schott, the former CEO of the Company through December 23, 2020, received a total of $500,593 in compensation during the nine months ended December 31, 2020, consisting of $311,742 in consulting fees, $150,000 in bonuses and $38,851 for other items.

Robert Schleizer, the former CEO of the Company through December 23, 2020, received a total of $550,000 in compensation during the nine months ended December 31, 2020, consisting of $360,000 in consulting fees, $150,000 in bonuses and $40,000 as directors’ fees.

Fred Zeidman, and James Miller, both members of the board of directors, each received a total of $190,000 in compensation during the nine months ended December 31, 2020, consisting of $40,000 each in directors’ fees and $150,000 each in bonuses.

NOTE 19 - SUBSEQUENT EVENTS

Certain subsequent events are described in Note 1 to the consolidated financial statements.

In January, February, April and September of 2021, the Company issued a total of 1,225,094 shares of common stock to Agro Consulting LLC in exchange for various services including investor relations, business development and evaluation of merger and acquisition opportunities, all valued at the market price of the stock at the date of the transaction.

In May 2021, the Company issued 275,000 shares of common stock to Sylva in exchange for services valued at the market price at the date of the transaction.

Between February 23 and June 17, 2021, the Company issued 43,970,077 shares of common stock to Discover as true-up shares pertaining to prior conversions of the Company’s Series C Preferred Stock.

On or about April 26, 2021, the Company issued fully vested warrants to Regal Consulting, LLC (“Regal”) entitling Regal to purchase 100,000 shares of common stock of the Company at an exercise price of $0.705 per share, for marketing, consulting and strategic business advisory services. The warrants expire on April 25, 2022.

In April 2021, the Company borrowed $2.5 million from Discover at 10% per annum maturing December 11, 2022.

On July 29, 2021, the Company entered into a Securities Purchase Agreement with Viking to acquire an additional 27,500,000 shares of Viking common stock for an aggregate purchase price of $11,000,000, increasing the Company’s ownership as of such date to approximately 73% of the issued and outstanding shares of Viking common stock.

Sales of Series C Stock in 2021:

On January 8, 2021, the Company issued, effective December 31, 2020, 1,890 shares of Series C Stock to EMC Capital Partners, LLC, and received 16,153,846 shares of Viking common stock as consideration.

                On July 12, 2021, the Company issued 1,575 shares of Series C Preferred Stock to Antilles, an affiliate of Discover, in exchange for cash proceeds of $15,000,000.

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

Amendments to Articles

On December 30, 2021, the Company filed an amendment to the Company’s articles of incorporation to effect a proposal approved at a Special Meeting of Stockholders on December 30, 2021 whereby the Company's stockholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 250,000,000 to 1,000,000,000.

Share Issuances & Consulting Arrangements

Between September 14, 2021 and January 6, 2022, the Company issued 14,495,827 shares of common stock to EMC Capital Partners, LLC (“EMC“) in connection with the conversion by EMC of shares of the Company’s Series C Preferred Stock.

On or about October 14, 2021 the Company executed an amendment to an existing Consulting Agreement with Regal Consulting which extended the term of the consulting arrangement to April 22, 2022. Pursuant to the terms of the amendment, the Company agreed to pay the consultant a cash fee of $20,000 per month and issue the consultant 5,000 shares of the Company’s common stock per month until the end of the amended term.

On or about January 5, 2022 the Company executed an amendment to an agreement with Sylva International LLC, effective January 1, 2022, which extended the term of the agreement to June 30, 2022. Pursuant to the terms of the amendment, the Company agreed to pay the consultant a cash fee of $50,000 per month and issue the consultant 150,000 shares of the Company’s common stock.

Amendments to Existing Promissory Notes

Effective December 24 2021, Camber executed amendments to Promissory Notes previously executed by the Company in favor of Discover Growth Fund, LLC, in the aggregate principal amount of $20,500,000, pursuant to which: (i) the Maturity Date of each Promissory Note was extended from January 1, 2024 to January 1, 2027; (ii) the conversion price was increased from $1.25 to $1.50 per share of common stock; and (iii) the interest rate was decreased from 10% per annum to the WSJ Prime Rate.

New Financing Transactions

$1,000,000 Loan:

On or about December 9, 2021, the Company received $1,000,000 from an investor and in connection therewith executed and delivered the following in favor of the investor: (i) a promissory note dated on or about December 8, 2021 in the principal amount of $1,052,631.58, representing a 5% original issue discount (the “Investor Note”), accruing interest at the rate of 10% per annum and maturing March 8, 2022; (ii) a Security Agreement-Pledge granting the Investor a first-priority security interest in Camber’s common shares of Viking Energy Group, Inc.; and (iii) a general security agreement granting the Investor a first-priority security interest in Camber’s other assets. The Investor may convert amounts owing under the Investor Note into shares of common stock of Camber at a fixed price of $1.25 per share, subject to beneficial ownership limitations. The Investor Note was paid in full by the Company on January 4, 2022.

$25,000,000 Loan:

The Company entered into a Loan Agreement on December 24, 2021 with the investor named therein (the “Investor”) pursuant to which the Investor agreed to loan the Company $25,000,000 subject to, among other things, the Company having increased its authorized capital of common shares on or before December 31, 2021, which increase occurred on December 30, 2021.

On January 3, 2022 the Company received $25,000,000 (the “Loan Proceeds”) from the Investor, and in connection therewith executed and delivered the following in favor of the Investor: (i) a promissory note dated on or about December 31, 2021 in the principal amount of $26,315,789.47, representing a 5% original issue discount (the “Investor Note”), accruing interest at a rate equal to the Wall Street Journal Prime Rate, payable at maturity, and maturing January 1, 2027; (ii) a Security Agreement-Pledge (the “Pledge Agreement”) granting the Investor a first-priority security interest in Camber’s common shares of Viking Energy Group, Inc.; and (iii) a general security agreement (the “Security Agreement”) granting the Investor a first-priority security interest in Camber’s other assets. The Investor may convert amounts owing under the Investor Note into shares of common stock of Camber at a fixed price of $1.50 per share, subject to beneficial ownership limitations. The obligations under the Investor Note are supported by a Guaranty from Viking Energy Group, Inc.

The Company also executed a Warrant Agreement in favor of the Investor entitling the Investor to purchase up to 50,000,000 shares of common stock of the Company at an exercise price of ten dollars ($10.00) per share for the first 25,000,000 shares, and twenty dollars ($20.00) per share for the remaining 25,000,000 shares (the “Warrant Agreement”). The Warrant Agreement has a term of five years, and there is no adjustment to the exercise price of the warrants as a result of the Company issuing securities at lower prices during the term pursuant to agreements which the Company was a party as of the date of the Warrant Agreement.

The majority of the Loan Proceeds of the loan were used to: (i) redeem shares of Series C Redeemable Convertible Preferred Stock of the Company not owned by the Investor or its affiliates; and (ii) pay in full the secured loan disclosed by the Company in a Current Report Filed on Form 8-K filed with the SEC on December 17, 2021 that was due on March 8, 2022.

Sale of Shares of Series G Preferred Stock:

On December 30, 2021, the Company and an accredited institutional investor (the “Investor”) entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which the Investor purchased from the Company 10,544 shares of newly designated Series G redeemable convertible preferred stock (the “Series G Preferred Stock”), having a face value of $10,000 per share, for an aggregate price of $100,000,000 (the “Purchase Price”), representing at a 5% original issue discount.

The Purchase Price was paid by the Investor via payment of $5,000,000 in cash on December 31, 2021, and the execution and delivery of four Promissory Notes (each a “Note” and collectively, the “Notes”) from the Investor in favor of Company, each in the amount of $23,750,000 and payable by the Investor to the Company on March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, respectively.

There are 2,636 shares of Series G Preferred Stock associated with each Note, and the Investor may not convert the shares of preferred stock associated with each Note into shares of common stock or sell any of the underlying shares of common stock (the “Conversion Shares”) unless that Note is paid in full by the Investor.

The Company may in its sole discretion redeem the 2,636 shares of Series G Preferred Stock associated with each Note by paying the Investor $1,375,000 as full consideration for such redemption. Also, the Investor may offset the then outstanding balance of each Note against the 2,636 shares of Series G Preferred Stock associated with that Note by electing to cancel the 2,636 shares as full consideration for cancellation of the Note in the event of a breach or default of any of the transaction documents by the Company.

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

Warrants

On December 31, 2021, the Company also executed and delivered a Warrant Agreement (the “Warrant Agreement”) in favor of the Investor entitling the Investor to purchase up to 100,000,000 shares of common stock of the Company (the “Warrant Shares”) at an exercise price of $2.00 per share for the first 50,000,000 shares and an exercise price of $4.00 per share for the remaining 50,000,000 shares. The Warrant Agreement has a term of five years.

NYSE Approval Requirement

The Company agreed to use its best efforts to obtain an exception to any shareholder approval requirement from NYSE American or to obtain such approval regarding the issuance of the Conversion Shares and Warrant Shares as soon as possible and in any event no later than the Company’s next annual meeting of stockholders.

Registration Statement

The Company agreed use its best efforts to file with the Securities and Exchange Commission as promptly as practicable, and in any event within 30 days after the date on which the Company files all reports required to be filed pursuant to the Securities Exchange Act of 1934 (the “Act”), a Registration Statement on Form S-3 registering the delayed and continuous resale of all Conversion Shares and Warrant Shares pursuant to Rule 415 under the Act, subject to any limitations imposed by applicable securities laws as to the number of Conversion Shares and/or Warrant Shares that are eligible for registration, and to use best efforts to cause such Registration Statement to be declared effective under the Act as promptly as practicable and in any event within 60 days after filing. No Registration Statement will be declared effective unless the Investor pays for the particular tranche of shares of Series G Preferred Stock in full.

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

Other Agreements

On or about December 24, 2021, the Company entered into two agreements (collectively, the “December 24th Agreements”) as follows: one agreement (the “First Agreement”) was entered into with an investor (the “First Investor”) that holds shares of Series C Preferred Stock of the Company (the “Preferred Shares”), and the second agreement (the “Second Agreement”) was entered into with another investor (the “Second Investor”, together with the First Investor, the “Investors”) that holds Preferred Shares along with four promissory notes, with an aggregate principal amount totaling $21,552,631.58, previously executed by the Company in favor of the Second Investor (collectively, the “Notes”). The December 24th Agreements are identical as to their terms.

The original securities purchase agreements between the Company and the Investors regarding the purchase and sale of the Preferred Shares (the “SPAs”) require the Company to, among other things, timely file all reports required to be filed by Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to maintain sufficient reserves from its duly authorized Common Stock for issuance of all Conversion Shares (as such term is defined in the Certificate of Designation regarding the Preferred Shares (the “COD”), or the shares of Company common stock to be issued upon conversion of the Preferred Shares). On October 6, 2021, the Company received notice from the Investors that they believed the Company breached the SPAs by failing to comply with those two requirements in the SPAs, and the Notes also contain a provision stating a breach by the Company of any terms within the SPA or COD is also a breach under the Notes, which would result in an immediate acceleration of the Notes at the holder’s option.

On October 9, 2021 the Company entered into amending agreements (the “October Agreements”) with each of the First Investor and Second Investor (as disclosed by the Company in its Current Report Filed on Form 8-K filed with the Securities and Exchange Commission on October 13, 2021), pursuant to which the Investors agreed to refrain from declaring defaults or bringing a breach of contract action under the SPAs, and the Second Investor agreed to refrain from declaring defaults or bringing a breach of contract action under the Notes, provided the Company: (i) within 30 days of the date of the October Agreements, amended the COD to provide that holders of the Preferred Shares will vote together with holders of common stock on all matters other than election of directors and shareholder proposals (including proposals initiated by any holders of Preferred Shares), on an as-if converted basis, subject to the beneficial ownership limitation in the COD, even if there are insufficient shares of authorized common stock to fully convert the Preferred Shares (the “COD Amendment Requirement”); (ii) files by November 19, 2021 all reports required to be filed by the Company pursuant to the Exchange Act (the “Filing Requirement”); and (iii) implements and maintains, as soon as possible but no later than December 31, 2021, a sufficient reserve from its duly authorized Common Stock for issuance of all Conversion Shares (the “Reserve Requirement”). The Company complied with the COD Amendment Requirement on November 8, 2021.

On November 18, 2021 the Company entered into amending agreements (the “November Agreements”) with each of the First Investor and Second Investor (as disclosed by the Company in its Current Report Filed on Form 8-K filed with the Securities and Exchange Commission on November 19, 2021). Pursuant to the November Agreements, as a further accommodation to the Company and in order to help facilitate implementation of the Company’s business plans and continued trading on the NYSE American, the Investors agreed to extend the deadline for the Filing Requirement to December 6, 2021. The deadline for the Reserve Requirement remained December 31, 2021.

On December 3, 2021 the Company entered into amending agreements (the “December Agreements”) with each of the First Investor and Second Investor (as disclosed by the Company in its Current Report Filed on Form 8-K filed with the Securities and Exchange Commission on December 6, 2021). Pursuant to the December Agreements, as a further accommodation to the Company and in order to help facilitate implementation of the Company’s business plans and continued trading on the NYSE American, the Investors agreed to extend the deadline for the Filing Requirement to December 17, 2021. The deadline for the Reserve Requirement remained December 31, 2021.

Pursuant to the December 24th Agreements, as a further accommodation to the Company and in order to help facilitate implementation of the Company’s business plans and continued trading on the NYSE American, the parties agreed:

(i)	the deadline for the Filing Requirement is extended to January 14, 2022;

(ii)

the deadline for the Reserve Requirement remains December 31, 2021, meaning the Company is required to obtain on or before such date, approval of the proposals outlined in the preliminary proxy statement filed by the Company with the Securities and Exchange Commission on November 9, 2021 (to increase the Company’s authorized common stock);

(iii)

each and every Measurement Period (as defined in the COD) with regard to any share of Preferred converted by Investor or any affiliate of Investor prior to December 24, 2021 will terminate, and the provisions of Section I.G.1.d of the COD shall no longer apply with respect to any shares of Preferred converted prior to December 24, 2021; and

(iv)

If the Reserve Requirement and the Filing Requirement are not met by the deadlines mentioned above, Company acknowledges and agrees that (A) Company will be in uncured material breach and default under all of the Notes and Agreements, and (B) all Measurement Periods will remain open and continue to run in accordance with the terms of the COD.

The Company satisfied the Reserve Requirement by the required deadline but did not satisfy the Filing Requirement.

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

On or about April 18, 2022, the Company was made aware of a Shareholder Derivative Complaint filed with the District Court in Clark County, Nevada (Case No.: A-22-848486-B) against the Company and its directors, and on or about May 4, 2022 the Company was made aware of a second Shareholder Derivative Complaint against the Company and its directors.  The allegations contained in the derivative actions are similar to those in the above-noted Class Action Complaint.  The defendants deny the allegations contained in the Derivative Complaints, and have engaged Baker Botts L.L.P. to defend the actions.

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

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES – (unaudited)

The following supplemental unaudited information regarding Camber’s oil and gas activities is presented pursuant to the disclosure requirements of ASC 932. Camber’s oil and gas activities are all located in the United States.

Results of Operations – nine months ended December 31, 2020 and the year ended March 31, 2020

	United States
	December 31, 2020	March 31, 2020
Sales	$150,814	$397,118
Lease operating costs	(131,937)	(494,096)
Depletion, accretion and impairment	(6,615)	(16,977)
Net operating income (loss)	$12,262	$(113,955)

Reserve Quantity Information

The supplemental unaudited presentation of proved reserve quantities and related standardized measure of discounted future net cash flows provides estimates only and does not purport to reflect realizable values or fair market values of the Company’s reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, significant changes to these estimates can be expected as future information becomes available.

Proved reserves are those estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

Estimated Quantities of Proved Reserves

	United States
	December 31, 2020	March 31, 2020

Proved Developed, Producing	86,217	133,442
Proved Developed, Non-Producing	-	-
Total Proved Developed	86,217	133,442
Proved Undeveloped	-	-

Total Proved	86,217	133,442

Petroleum and Natural Gas Reserves

Reserves are estimated remaining quantities of oil and natural gas and related substances, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations – prior to the time at which contracts providing the right to operate expire.

All of the Company’s reserves are located in the United States. The following tables sets forth the changes in Camber’s net proved reserves (including developed and undeveloped reserves) for the nine months ended December 31, 2020 and the year ended March 31, 2020.

The following table sets forth Camber’s proved developed and undeveloped reserves at December 31, 2020 and March 31, 2020.

	December 31, 2020	March 31, 2020

Proved Developed Producing Reserves
Crude Oil (Bbls)	35,700	54,850
Natural Gas (Mcf)	20,317	207,823
NGL (Bbls)	30,200	43,955
Oil Equivalents (Boe)	86,217	133,442

Proved Developed Non-Producing Reserves
Crude Oil (Bbls)	-	-
Natural Gas (Mcf)	-	-
NGL (Bbls)	-	-
Oil Equivalents (Boe)	-	-

Proved Undeveloped Reserves
Crude Oil (Bbls)	-	-
Natural Gas (Mcf)	-	-
NGL (Bbls)	-	-
Oil Equivalents (Boe)	-	-

Proved Reserves
Crude Oil (Bbls)	35,700	54,850
Natural Gas (Mcf)	20,317	207,823
NGL (Bbls)	30,200	43,955
Oil Equivalents (Boe)	86,217	133,442

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with provisions of ASC 932 - Extractive Activities - Oil and Gas. Future cash inflows at December 31, 2020 and 2019 were computed by applying the unweighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 31, 2020 and 2019 to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.

Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax net cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved. Future income tax expenses give effect to permanent differences, tax credits and loss carry forwards relating to the proved oil and natural gas reserves. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value of the Company’s oil and natural gas properties.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the nine months ended December 31, 2020 and the year ended March 31, 2020 are as follows:

	United States
	December 31, 2020	March 31, 2020

Future cash inflows	$1,333,900	$4,069,441
Future production costs	(856,500)	(1,832,098)
Future development costs	-	-
Future income tax expense	(30,518)	(469,846)

Future net cash flows	446,882	1,767,497
10% annual discount for estimated timing of cash flows	(132,582)	(803,608)

Standardized measure of DFNCF	$314,300	$963,889

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the nine months ended December 31, 2020 and the year ended March 31, 2020.are as follows:

	United States
	December 31, 2020	March 31, 2020

Balance - beginning	$963,889	$2,078,481
Net changes in prices and production costs	(384,470)	(408,944)
Net changes in future development costs	(789,302)	(324,481)
Sales of oil and gas produced, net	(472,127)	96,978
Extensions, discoveries and improved recovery	-	-
Purchases of reserves	-	-
Sales of reserves	-	-
Revisions of previous quantity estimates	(93,587)	(145,373)
Previously estimated development costs incurred	-	-
Net change in income taxes	207,874	304,877
Accretion of discount	31,430	122,014
Other	850,593	(759,663)

Balance - ending	$314,300	$963,889

In accordance with SEC requirements, the pricing used in the Company’s standardized measure of future net revenues is based on the 12-month un-weighted arithmetic average of the first-day-of-the-month price for the period January through December for each period presented and adjusted by lease for transportation fees and regional price differentials. The use of SEC pricing rules may not be indicative of actual prices realized by the Company in the future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 16, 2021, the Audit Committee of the Board of Directors (the “Audit Committee”) of Camber Energy, Inc, Inc. (the “Company”), dismissed Marcum LLP (“Marcum”) as its independent registered public accounting firm, effective as of such date.

The report of Marcum on the Company’s consolidated financial statements as of March 31, 2020 and March 31, 2019 and for the years then ended did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph relating to the Company’s ability to continue as a going concern. The consolidated financial statements as of March 31, 2020 and March 31, 2019, and for the years then ended were the most current audited financial statements of the Company, the Company changed its fiscal year to December 31st on February 4, 2021, and on September 11, 2021, the Company determined that those audited financial statements should not be relied on, and filed a Current Report on Form 8-K with the Securities and Exchange Commission on or about September 16, 2021, regarding that non-reliance.

During the Company’s prior fiscal years ended March 31, 2020 and March 31, 2019, the transition period ended December 31, 2020, and through September 16, 2021, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the matter in its report on the consolidated financial statements for such year.

On September 17, 2021, the Audit Committee approved the appointment of Turner, Stone & Company, L.L.P. (“Turner Stone”) as the Company’s independent registered public accounting firm for the fiscal years ended March 31, 2020 and March 31 2019, and for the transition period ended December 31, 2020, and such engagement was formalized on September 21, 2021.

During the prior fiscal years ended March 31, 2020 and March 31, 2019, the transition period ended December 31, 2020, and through September 21, 2021, neither the Company nor anyone on their behalf consulted with Turner Stone with respect to either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither written nor oral advice was provided to the Company that Turner Stone concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our principal executive officer and principal financial officer, have concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2020.

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

Limitations on the Effectiveness of Controls

The Company’s disclosure controls and procedures are designed to provide the Company’s Principal Executive Officer and Principal Financial Officer with reasonable assurances that the Company’s disclosure controls and procedures will achieve their objectives. However, the Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within the Company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and such design may not succeed in achieving its stated objectives under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers and Directors

The following table and accompanying descriptions indicate the name of each officer and director, including their age, principal occupation or employment, and the year in which each person first became a director.

Name	Position	Date First Elected/Appointed as Director	Age
James A. Doris	Chief Executive Officer and Director	December 23, 2020	50
Frank W. Barker, Jr.	Chief Financial Officer, and Treasurer	December 23, 2020	66
Fred Zeidman	Director	January 11, 2018	74
James G. Miller	Director	July 10, 2018	72
Robert Green	Director	December 23, 2020	59

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

Robert Green, Director

Robert Green was appointed to the Board of Directors in conjunction with the acquisition of Viking and is a former Fortune 100 chief executive officer in the energy, telecommunication and utility industries, and has extensive experience in capital markets, mergers and acquisitions, and regulatory and legislative strategies. Mr. Green has served on the boards of directors of seven publicly traded companies and was elected chairman of the board of two New York Stock Exchange (NYSE) companies and three other publicly listed companies. He guided these companies and others in capital markets strategies involving initial public offerings (IPOs) and private investments with a combined value of more than $5 billion and more than 50 merger, acquisition and divestiture transactions, some of which surpassed $1 billion. Mr. Green has been a Partner at the law firm Husch Blackwell since 2003.

Director Qualifications:

The Board of Directors believes that Mr. Green is highly qualified to serve as a member of the Board due to his experience having served as CEO of several energy companies and serving on the Board of Directors of several publicly-traded companies.

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

Communicating with our Board

Stockholders may contact the Board about bona fide issues or questions about the Company by writing the Secretary at the following address: Attn: Secretary, Camber Energy, Inc., 15915 Katy Freeway, Suite 450, Houston, Texas 77094.

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

Board and Committee Activity and Compensation

For the nine months ending December 31, 2020, the Board held 14 meetings and took various other actions via the unanimous written consent of the Board and the various committees described below. All directors attended at least 75% of the Board of Directors meetings and committee meetings relating to the committees on which each director served. All of the then current directors attended our fiscal year 2020 Annual Stockholder meeting held on March 11, 2020. The Company encourages, but does not require all directors to be present at annual meetings of stockholders.

The Board has a standing Audit Committee, Compensation Committee, and Nominating and Governance Committee. Mr. Fred Zeidman and Mr. James G. Miller are “independent” members of the Board, as defined in Section 803(A) of the NYSE American Company Guide. Committee membership and the functions of those committees are described below.

Board of Directors Committee Membership

	Audit Committee	Compensation Committee	Nominating and Governance Committee
James A. Doris
Robert Green

Fred Zeidman	M	C	C
James G. Miller	C	M	M

C Chairman of Committee.

M – Member.

Audit Committee

The Board has selected the members of the Audit Committee based on the Board’s determination that the members are financially literate and qualified to monitor the performance of management and the independent auditors and to monitor our disclosures so that our disclosures fairly present our business, financial condition and results of operations.

The Audit Committee’s function is to provide assistance to the Board in fulfilling the Board’s oversight functions relating to the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of the Company’s independent auditors, and perform such other activities consistent with its charter and our Bylaws as the Committee or the Board deems appropriate. The Audit Committee produces an annual report for inclusion in our proxy statement. The Audit Committee is directly responsible for the appointment, retention, compensation, oversight and evaluation of the work of the independent registered public accounting firm (including resolution of disagreements between our management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The Audit Committee shall review and pre-approve all audit services, and non- audit services that exceed a de minimis standard, to be provided to us by our independent registered public accounting firm. The Audit Committee carries out all functions required by the NYSE American, the SEC and the federal securities laws.

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

For the nine-month period ended December 31, 2020, the Audit Committee held three formal meetings, and took various actions via a unanimous written consent of the committee. The Audit Committee’s charter is available on our website at www.camber.energy at “Governance” “Policies” and was filed as Exhibit 14.3 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009.

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

For the nine months ending December 31, 2020, the Compensation Committee held no formal meetings. The Compensation Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies” and was filed as Exhibit 14.5 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009.

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

For the nine months ending December 31, 2020, the Nominating and Governance Committee held no formal meetings, but did take various actions via a unanimous written consent of the committee. The Nominating and Governance Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies” and was filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, filed with the Commission on June 28, 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the most highly compensated executive officer other than the CEO and CFO who was serving as an executive officer of the Company for the nine months ended December 31, 2020 and the year ended March 31, 2020 (the Company did not have any executive officers other than its CEO and CFO as of December 31, 2020 and March 31, 2020), and up to two additional individuals for whom disclosure would have been required had they been serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Name and Principal Position	Period Ending	Consulting Fees/Salary		Bonus		Stock Awards	All Other Compensation*		Total
James A. Doris	December 31, 2020	$—		$—		$—	$—		$—
Chief Executive Officer (1)	March 31, 2020	N/A		N/A		N/A	N/A		N/A

Frank W. Barker, Jr.	December 31, 2020	$—		$—		$—	$—		$—
Chief Financial Officer (2)	March 31, 2020	N/A		N/A		N/A	N/A		N/A

Louis G. Schott	December 31, 2020	$311,742	(5)	$150,000	(6)	$—	38,851	(6)	$500,593
Former Interim Chief Executive Officer (3)	March 31, 2020	$300,000	(5)	$—		$—	$34,153	(6)	$334,453

Robert Schleizer	December 31, 2020	$360,000	(7)	$150,000	(7)	$—	$40,000	(8)	$550,000
Former Chief Financial Officer (4)	March 31,2020	$200,000	(7)	$—		$—	$53,333	(8)	$253,333

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

(1)	Mr. Doris was appointed as Chief Executive Officer on December 23, 2020.

(2)	Mr. Barker was appointed as Chief Financial Officer on December 23, 2020.

(3)	Mr. Schott served as the Interim Chief Executive Officer of Camber from May 2018 through his resignation on December 23, 2020.

(4)

Mr. Schleizer served as Chief Financial Officer (beginning as Interim Chief Financial Officer) since June 2, 2017, as a member of the Board of Directors since October 6, 2017, and as Treasurer of Camber since January 9, 2018. He resigned from all three positions on December 23, 2020.

(5)

Mr. Schott works on a consulting basis through Fides Energy LLC (“Fides”). In addition to his monthly $25,000 fee, plus expenses, throughout 2020, Fides was paid a $150,000 bonus for past services and upon completion of the Viking acquisition, and a CEO termination fee of $86,742.

(6)	Represents amounts paid to Mr. Schott in connection with reimbursement for health insurance premiums.

(7)

Mr. Schleizer is the Managing Partner of BlackBriar Advisors LLC (“BlackBriar”). In addition to financial management, BlackBriar provides accounting, treasury, administrative and financial reporting services to Camber. Total fees paid by Camber to BlackBriar during the nine-month period ended December 31, 2020 and for the year ended March 31, 2020 were $550,000 and $253,333, respectively.

(8)	Mr. Schleizer also received director’s fees from Camber for the nine months ended December 31, 2020 and for the year ended March 31, 2020 of $40,000 and $53,333, respectively.

Compensation Agreements

Engagement Agreement

Mr. Louis G. Schott was appointed as Interim Chief Executive Officer of the Company on May 25, 2018. In connection with Mr. Schott’s appointment as Interim Chief Executive Officer of the Company, the Company entered into an engagement letter with Fides (the “2018 Engagement”). Pursuant to the letter, Fides agreed to supply Mr. Schott’s services to the Company as Interim Chief Executive Officer and we agreed to pay Fides $25,000 per month for the use of Mr. Schott’s services. The agreement was terminated can be terminated by either party with 90 days’ notice and terminates automatically upon the death of Mr. Schott. Pursuant to the agreement, Mr. Schott is also eligible to receive bonus compensation at the discretion of the Board of Directors. Mr. Schott received a $150,000 bonus on December 23, 2020 and the 2018 Engagement was also terminated.

Letter Agreement

Effective on December 1, 2017, the Company entered into a letter agreement (the “2017 Engagement”) with BlackBriar Advisors LLC (“BlackBriar”), pursuant to which BlackBriar agreed to provide advisory and accounting services to the Company and to make Mr. Robert Schleizer available to the Company as the Company’s Chief Financial Officer. In consideration for such services, the Company agreed to pay BlackBriar a fee of $40,000 per month, and to reimburse BlackBriar for reasonable customary and necessary expenses including for travel and related costs. BlackBriar is also eligible for bonuses in the discretion of the Compensation Committee of the Company. The letter agreement includes customary indemnification obligations and can be terminated at any time upon written notice of either party with no penalty. Mr. Schleizer received a $150,000 bonus on December 23, 2020 and the 2017 Engagement was also terminated on December 23, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None of our Named Executive Officers had any stock options or stock awards outstanding as of December 31, 2020.

DIRECTOR COMPENSATION

The following table sets forth compensation information with respect to our non-executive directors for the nine months ended December 31, 2020.

	Fees Earned or Paid	Option	All Other
Name	in Cash ($)	Awards ($)	Compensation ($)	Total ($)
Fred S. Zeidman (1)	$40,000	$—	$150,000	$190,000
James G. Miller (1)	$40,000	$—	$150,000	$190,000
Robert Green	$—	$—	$—	$—

(1)

Mr. Zeidman and Miller received directors’ fees for the nine months ended December 31, 2020 totaling $40,000 each and a bonus payment of $150,000 each on December 23, 2020 for past services and the completion of the acquisition of Viking.

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

In 2020, the Company paid each member of the Board of Directors their pro rata portion of a $40,000 quarterly Board fee in cash, payable in arrears and based on the number of members of the Board at the end of each calendar quarter (for example if there are three (3) members of the board at the end of a calendar quarter, each member would receive $13,333 in total compensation for such applicable calendar quarter).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents certain information as of November 13, 2021, as to:

•	each stockholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock,

•	each director,

•	each Named Executive Officer, and

•	all directors and executive officers as a group.

The percentages shown in the table under the column “Percent” are based on 250,000,000 shares of common stock outstanding as of November 13, 2021.

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

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 15915 Katy Freeway, Suite 450, Houston, Texas 77094.

Stockholder	Number of Shares of Common Stock	Percent of Common Stock(#)
Executive Officers and Directors
James A. Doris	—	—%
Frank W. Barker	—	—%
Robert Green	—	—%
Fred S. Zeidman	—	—%
James G. Miller	—	—%
All Executive Officers and Directors as a Group (Four Persons)	—	—
Greater than 5% Stockholders
Discover Growth Fund (1)	24,975,000	9.99%

____________

* Indicates beneficial ownership of less than 1% of the outstanding common stock.

(1) 103 South Church Street, 4th Floor, Grand Cayman KYI-002, Cayman Islands. The holder holds 2,093 shares of Series C Redeemable Convertible Preferred Stock; provided that the Company may not issue shares which, when aggregated with all other shares of common stock then deemed beneficially owned by the holder, would result in the reporting person holding at any one time more than 9.99% of all common stock outstanding immediately after giving effect to such issuance.

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

Discover Transactions

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

From April 1, 2020 through the date of this Report, the Company sold 630 shares of Series C Preferred Stock to Discover in consideration for $6 million. On December 11, 2020, the Company entered into an Exchange Agreement with Discover, the sole shareholder of the Company’s Series C Preferred Stock. The transactions contemplated by the Exchange Agreement closed on December 11, 2020. Pursuant to the Exchange Agreement, as an accommodation to the Company, and in order to reduce the potential dilutive impact of the Series C Preferred Stock, by reducing the number of outstanding shares of Series C Preferred Stock, Discover exchanged 600 shares of Series C Preferred Stock, which had an aggregate face value of $6,000,000 (600 shares each with a face value of $10,000 per share), for a $6,000,000 secured Promissory Note. As a result of such exchange agreement, the remaining 30 shares of Series C Preferred Stock sold in June 2020, that were included in temporary equity as of September 30, 2020 and which were not part of the Exchanged Shares, became permanent equity.

During the nine months ended December 31, 2020, Discover converted 756 shares of the Series C Preferred Stock with a face value of $7.56 million, and a total of 19,823,487 shares of common stock were issued, and a total of 67,196 shares of common stock were due to Discover, and are held in abeyance due to the Company having reached its legally authorized limit of 25,000,000 common shares.

Redemption Agreement – Lineal Star Holdings, LLC.

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

Related Party Office Space Use

As of December 31, 2020, the Company consolidated its office into Viking’s office in Houston. Prior to that, BlackBriar provided Camber’s office space without charge to Camber.

Director Independence

During the nine months ended December 31, 2020, the Board determined that 67% of the Board is independent under the definition of independence and in compliance with the listing standards of the NYSE American listing requirements. Based upon these standards, the Board has determined that Mr. Miller and Mr. Zeidman are “independent” members of the Board of Directors as defined in Section 803(A) of the NYSE American Company Guide, and Mr. Schleizer is not “independent” due to his status as an officer of the Company (see “Item 10. Directors, Executive Officers and Corporate Governance”).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee of the Board of Directors approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

The following table sets forth the fees billed by our former independent accounting firm, Marcum LLP and our current independent accounting firm, Turner, Stone & Company, LLP, and prior independent accounting firms, for each of our last two fiscal years. (see Item 9)

	2020	2019
Marcum	$323,100	$56,500
Turner Stone	-	-

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

(2) Exhibits required by Item 601 of Regulation S-K

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
Chief Executive Officer
(Principal Executive Officer)

Dated: May 18, 2022

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A Doris	Chief Executive Officer	May 18, 2022
James A. Doris	(Principal Executive Officer)
and Director

/s/ Frank W. Barker, Jr.	Chief Financial Officer	May 18, 2022
Frank W. Barker, Jr.	(Principal Financial and Accounting Officer)

/s/ Fred S. Zeidman	Director	May 18, 2022
Fred S. Zeidman

/s/ James Miller	Director	May 18, 2022
James Miller

/s/ Robert Green	Director	May 18, 2022
Robert Green

EXHIBIT INDEX

Exhibit No.	Description

2.1

Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated December 30, 2015+ (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Company with the SEC on December 31, 2015)

2.2

First Amendment to Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated April 20, 2016 and effective April 1, 2016 (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on April 25, 2016, and incorporated herein by reference)(File No. 001-32508)

2.3

Second Amendment to Asset Purchase Agreement by and between Lucas Energy, Inc., as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated August 25, 2016 (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

2.4

Third Amendment to Asset Purchase Agreement by and among the Company, as purchaser, Segundo Resources, LLC, as seller representative to the various sellers named therein, and the sellers named therein dated August 25, 2016 (Filed as Exhibit 2.4 to the Company’s Current Report on Form 8- K, filed with the Commission on January 27, 2017, and incorporated herein by reference)(File No. 001-32508)

2.5

Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser and Camber Energy, Inc., as Seller, dated July 12, 2018 (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on July 13, 2018 and incorporated herein by reference) (File No. 001- 32508)

2.6

First Amendment to Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser and Camber Energy, Inc., as Seller, dated August 2, 2018 (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on August 7, 2018 and incorporated herein by reference) (File No. 001-32508)

2.7

Second Amendment to Asset Purchase Agreement by and Between N&B Energy, LLC, as Purchaser, Camber Energy, Inc., as Seller and CE Operating, LLC, dated September 24, 2018 (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K, filed with the Commission on September 25, 2018 and incorporated herein by reference) (File No. 001-32508)

2.8#

Agreement and Plan of Merger by and between Camber Energy, Inc., Camber Energy Merger Sub 2, Inc., Lineal Star Holdings, LLC, and the Members party thereto dated as of July 8, 2019 (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

2.9#

Preferred Stock Redemption Agreement dated December 31, 2019, by and among Camber Energy, Inc., Lineal Star Holdings LLC, Lineal Industries Inc., Lineal Star, Incorporated and each of the holders of the Series E Redeemable Convertible Preferred Stock and Series F Redeemable Preferred Stock of Camber (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on January 3, 2019 and incorporated herein by reference) (File No. 001-32508)

2.10#

Agreement and Plan of Merger by and Between Viking Energy Group, Inc., and Camber Energy, Inc. dated as of February 3, 2020 (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001- 32508)

2.11

First Amendment to Agreement and Plan of Merger, dated as of May 27, 2020, by and between Viking Energy, Inc. and Camber Energy, Inc. (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed with the Commission on June 1, 2020 and incorporated herein by reference) (File No. 001- 32508)

2.12

Second Amendment to Agreement and Plan of Merger, dated as of June 16, 2020, by and between Viking Energy, Inc. and Camber Energy, Inc. (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K, filed with the Commission on June 16, 2020 and incorporated herein by reference) (File No. 001-32508)

2.13

Third Amendment to Agreement and Plan of Merger, dated as of June 25, 2020, by and between Viking Energy, Inc. and Camber Energy, Inc. (Filed as Exhibit 2.4 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020 and incorporated herein by reference) (File No. 001-32508)

3.1

Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006, and incorporated herein by reference)(File No. 000-51414)

3.2

Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Information Statement on Schedule 14C filed with the SEC on June 1, 2006) (File No. 000-51414)

3.3

Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Information Statement on Schedule 14C filed with the SEC on February 20, 2007)(File No. 000-51414)

3.4

Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on March 11, 2010) (File No. 001-32508)

3.5

Certificate of Amendment to Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on January 11, 2011, and incorporated herein by reference)(File No. 001-32508)

3.6

Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 2, 2015, and incorporated herein by reference)(File No. 001-32508)

3.7

Certificate of Amendment to the Articles of Incorporation, amending the Company’s name to “Camber Energy, Inc.”, filed with the Secretary of State of Nevada on January 3, 2017 (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2017, and incorporated herein by reference)(File No. 001-32508)

3.8

Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of our authorized shares of common stock from 200,000,000 to 500,000,000, as filed with the Secretary of State of Nevada on January 10, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on January 12, 2018 and incorporated herein by reference) (File No. 001-32508)

3.9

Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on March 1, 2018, and effective March 5, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on March 2, 2018 and incorporated herein by reference) (File No. 001-32508)

3.10

Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Camber Energy, Inc. with the Secretary of State of the State of Nevada on December 20, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on December 26, 2018 and incorporated herein by reference)(File No. 001-32508)

3.11

Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of our authorized shares of common stock from 20,000,000 to 250,000,000, as filed with the Secretary of State of Nevada on April 10, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 11, 2019, and incorporated herein by reference)(File No. 001-32508)

3.12

Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on July 3, 2019, and effective July 8, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 8, 2019 and incorporated herein by reference) (File No. 001-32508)

3.13

Camber Energy, Inc. Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 8, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8- K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

3.14

State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Limited Liability Company, filed with the Secretary of State of Delaware on July 10, 2019, and effective July 9, 2019, merging Camber Energy Merger Sub 2, Inc. into Lineal Star Holdings LLC (Filed as Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2019 and incorporated herein by reference) (File No. 001-32508)

3.15

Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, filed by Camber Energy, Inc. with the Secretary of State of Nevada on October 25, 2019 and effective on October 29, 2019 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 29, 2019 and incorporated herein by reference) (File No. 001-32508)

76

3.16

Certificate of Amendment to Articles of Incorporation (Increase in Authorized Common Stock to 25 Million Shares) filed with the Nevada Secretary of State on April 16, 2020, and effective April 16, 2020

3.17

Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)

3.18

 Certificate of Withdrawal of Certificate of Designation of Series B Redeemable Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)

3.19

Certificate of Withdrawal of Certificate of Designation of Series D Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)

3.20

 Certificate of Withdrawal of Certificate of Designation of Series E Redeemable Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.4 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)

3.21

Certificate of Withdrawal of Certificate of Designation of Series F Redeemable Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.5 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)

3.22

Amended and Restated Bylaws (effective March 29, 2016) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

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

10.3

Form of Preferred Stock Purchase Agreement (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2016, and incorporated herein by reference)(File No. 001-32508)

10.4

 Form of First Amendment to Stock Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 2, 2016, and incorporated herein by reference)(File No. 001-32508)

10.5 ***

Loan Agreement dated August 25, 2016, between Lucas Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as guarantors, and International Bank of Commerce, as lender (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001- 32508)

10.6

Real Estate Lien Note dated August 25, 2016, by Lucas Energy, Inc., as borrower in favor of International Bank of Commerce, as lender (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference) (File No. 001-32508)

10.7

Security Agreements dated August 25, 2016 by Lucas Energy, Inc. in favor of International Bank of Commerce (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

10.8

Form of Limited Guaranty Agreement in favor of International Bank of Commerce dated August 25, 2016 (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on August 31, 2016, and incorporated herein by reference)(File No. 001-32508)

77

10.9

 Second Amendment to Stock Purchase Agreement dated September 29, 2016 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2016, and incorporated herein by reference)(File No. 001-32508)

10.10

 Form of Third Amendment to Stock Purchase Agreement dated November 17, 2016 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2016, and incorporated herein by reference)(File No. 001-32508)

10.11 ***

Service Agreement, dated as of April 27, 2017 and effective May 1, 2017, by and between Camber Energy, Inc. and Enerjex Resources (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 1, 2017 and incorporated herein by reference)(File No. 001- 32508)

10.12 ***

Severance Agreement and Release between Anthony C. Schnur and the Company dated June 2, 2017 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on June 6, 2017 and incorporated herein by reference)(File No. 001-32508)

10.13 ***

Termination Agreement dated May 23, 2017, between Camber Energy, Inc. and Richard N. Azar, II (Filed as Exhibit 10.52 to the Company’s Annual Report on Form 8-K for the year ended March 31, 2017, filed with the Commission on July 14, 2017 and incorporated herein by reference)(File No. 001-32508)

10.14

Form of Stock Purchase Agreement relating to the purchase of $16 million in shares of Series C Redeemable Convertible Preferred Stock dated October 5, 2017 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on October 5, 2017 and incorporated herein by reference)(File No. 001-32508)

10.15

 Extension Agreement between Camber Energy, Inc. and International Bank of Commerce relating to the August 30, 2017 payment (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on January 30, 2018 and incorporated herein by reference) (File No. 001- 32508)

10.16

 Extension and/or Modification and Release Agreement Commercial Indebtedness effective September 30, 2017, by Camber Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as pledgors, and International Bank of Commerce, as lender (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on January 30, 2018 and incorporated herein by reference) (File No. 001-32508)

10.17

 Extension and/or Modification and Release Agreement Commercial Indebtedness effective October 30, 2017, by Camber Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as pledgors, and International Bank of Commerce, as lender (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on January 30, 2018 and incorporated herein by reference) (File No. 001-32508)

10.18

Extension and/or Modification and Release Agreement Commercial Indebtedness effective November 30, 2017, by Camber Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as pledgors, and International Bank of Commerce, as lender (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on January 30, 2018 and incorporated herein by reference) (File No. 001-32508)

10.19

Extension and/or Modification and Release Agreement Commercial Indebtedness effective December 30, 2017, by Camber Energy, Inc., as borrower, Richard N. Azar, II, Donnie B. Seay, Richard E. Menchaca, RAD2 Minerals, Ltd., DBS Investments, Ltd., and Saxum Energy, LLC, as pledgors, and International Bank of Commerce, as lender (Filed as Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended December 31, 2017, filed with the Commission on February 14, 2018 and incorporated herein by reference) (File No. 001-32508)

10.20

Form of Amendment to Stock Purchase Agreement dated March 2, 2018 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on March 5, 2018 and incorporated herein by reference) (File No. 001-32508)

10.21 ***

Separation and Release Agreement between Camber Energy, Inc. and Richard N. Azar II dated May 25, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

78

10.22 ***

Common Stock Purchase Warrant granted to Richard N. Azar II dated May 25, 2018 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

10.23 ***

Engagement Letter with Fides Energy LLC/Louis G. Schott dated May 25, 2018 (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

10.24

Agreement in Connection with the Loan by and Between Camber Energy, Inc. and International Bank of Commerce (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on August 7, 2018 and incorporated herein by reference) (File No. 001-32508)

10.25

Assumption Agreement dated September 26, 2018, by and between International Bank of Commerce, Camber Energy, Inc., CE Operating, LLC, N&B Energy, LLC, Richard N. Azar, II, RAD2 Minerals, Ltd., Donnie B. Seay, and DBS Investments, Ltd. (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.26

Assignment of Production Payment, effective August 1, 2018, by and among N&B Energy, LLC and CE Operating, LLC (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.27

Assignment of Overriding Royalty Interest, effective August 1, 2018, by CE Operating, LLC in favor of Camber Royalties, LLC (Orion Properties) (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.28

Assignment of Overriding Royalty Interest, effective August 1, 2018, by N&B Energy, LLC in favor of Camber Royalties, LLC (TAW Leases) (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.29

Form of Stock Purchase Agreement relating to the purchase of $3.5 million in shares of Series C Redeemable Convertible Preferred Stock dated October 26, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on November 1, 2018 and incorporated herein by reference) (File No. 001-32508)

10.30

Consulting Agreement dated November 15, 2018, by and between Camber Energy, Inc. and Regal Consulting (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on November 20, 2018 and incorporated herein by reference) (File No. 001-32508)

10.31

Form of Stock Purchase Agreement relating to the purchase of $28 million in shares of Series C Redeemable Convertible Preferred Stock dated November 23, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on November 23, 2018 and incorporated herein by reference) (File No. 001-32508)

10.32

Form of First Amendment to Stock Purchase Agreement relating to the purchase of $28 million in shares of Series C Redeemable Convertible Preferred Stock dated December 3, 2018 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on December 7, 2018 and incorporated herein by reference) (File No. 001-32508)

10.33

Digital Marketing Agreement dated February 13, 2019 by and between Camber Energy, Inc. and SylvaCap Media (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, filed with the Commission on February 14, 2019, and incorporated herein by reference)(File No. 001-32508)

10.34

First Amendment to Consulting Agreement dated February 13, 2019 by and between Camber Energy, Inc. and Regal Consulting (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, filed with the Commission on February 14, 2019, and incorporated herein by reference)(File No. 001-32508)

10.35 ***

Camber Energy, Inc. Amended and Restated 2014 Stock Incentive Plan (Filed as Exhibit 4.1 to the Company’s Report on Form 8-K, filed with the Commission on February 22, 2019, and incorporated herein by reference)(File No. 001-32508)

10.36	Agreed Conversion Agreement dated May 15, 2019, by and between Camber Energy, Inc. and Alan Dreeben

10.37 ***

December 1, 2017 Letter Agreement between Camber Energy, Inc. and BlackBriar Advisors LLC (Filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed with the Commission on July 1, 2019, and incorporated herein by reference)(File No. 001-32508)

79

10.38

Security Exchange Agreement dated July 8, 2019, by and between Camber Energy, Inc., and the investor party thereto (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.39

Termination Agreement dated July 8, 2019, by and between Camber Energy, Inc., and the investor party thereto (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.40

Funding and Loan Agreement dated July 8, 2019, by and among Camber Energy, Inc., Lineal Star Holdings, LLC, and the preferred shareholders party thereto (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.41

$1,050,000 Promissory Note by Lineal Star Holdings, LLC as borrower in favor of Camber Energy, Inc. as lender, dated July 8, 2019 (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001- 32508)

10.42

Form of Indemnification Agreement of Officers and Directors (Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.43

Second Amendment to Consulting Agreement with Regal Consulting effective July 1, 2019 (Filed as Exhibit 10.6 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.44

July 8, 2019 Letter Agreement with Sylva International LLC dba SylvaCap Media (Filed as Exhibit 10.7 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.45

$1,539,719 Promissory Note effective December 31, 2019, evidencing amounts owed by Lineal Star Holdings, LLC to Camber Energy, Inc. (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on January 3, 2020 and incorporated herein by reference) (File No. 001-32508)

10.46

$800,000 Promissory Note No. 2 effective December 31, 2019, evidencing amounts owed by Lineal Star Holdings, LLC to Camber Energy, Inc. (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on January 3, 2020 and incorporated herein by reference) (File No. 001-32508)

10.47 +

Form of Stock Purchase Agreement relating to the purchase of $5 million in shares of Series C Redeemable Convertible Preferred Stock dated February 3, 2020 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)

10.48

Form of Waivers and Amendments to Stock Purchase Agreements dated February 3, 2020, by and between Camber Energy, Inc. and the Investor Named Therein (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)

10.49 +

Securities Purchase Agreement dated as of February 3, 2020 by and Between Camber Energy, Inc. (Purchaser) and Viking Energy Group, Inc. (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)

10.50

$5,000,000 10.5% Secured Promissory Note Issued by Viking Energy Group, Inc. to Camber Energy, Inc. Dated February 3, 3020 (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001- 32508)

10.51

Security and Pledge Agreement, dated as of February 3, 2020 by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001- 32508)

10.52

Security and Pledge Agreement, dated as of February 3, 2020 by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.6 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001- 32508)

10.53

Assignment of Membership Interests by Viking Energy Group, Inc. in favor of Camber Energy, Inc. dated February 3, 2020 (Filed as Exhibit 10.7 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)

80

10.54

Compromise Settlement Agreement executed January 31, 2020 between PetroGlobe Energy Holdings, LLC, Signal Drilling, LLC, Petrolia Oil, LLC, Prairie Gas Company of Oklahoma, LLC, Canadian River Trading Company, LLC, and Camber Energy, Inc. (Filed as Exhibit 10.8 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)

10.55

February 15, 2020 Letter Agreement with Sylva International LLC dba SylvaCap Media (Filed as Exhibit 10.1 to the Company’s Report on Form 8- K, filed with the Commission on May 13, 2020 and incorporated herein by reference) (File No. 001-32508)

10.56

Form of Stock Purchase Agreement relating to the purchase of $6 million in shares of Series C Redeemable Convertible Preferred Stock dated June 22, 2020 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on June 23, 2020 and incorporated herein by reference) (File No. 001-32508)

10.57

Form of Amendment to Stock Purchase Agreements dated June 22, 2020, by and between Camber Energy, Inc. and the Investor Named Therein (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on June 23, 2020 and incorporated herein by reference) (File No. 001-32508)

10.58 +

Securities Purchase Agreement dated as of June 25, 2020 by and Between Camber Energy, Inc. (Purchaser) and Viking Energy Group, Inc. (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020 and incorporated herein by reference) (File No. 001-32508)

10.59

$5,000,000 10.5% Secured Promissory Note Issued by Viking Energy Group, Inc. to Camber Energy, Inc. Dated June 25, 2020 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020 and incorporated herein by reference) (File No. 001-32508)

10.60

Security and Pledge Agreement, dated as of June 25, 2020 by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020 and incorporated herein by reference) (File No. 001-32508)

10.61

Amended and Restated Security and Pledge Agreement, dated as of June 25, 2020 by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020 and incorporated herein by reference) (File No. 001-32508)

10.62

Assignment of Membership Interests by Viking Energy Group, Inc. in favor of Camber Energy, Inc. dated June 25, 2020 (Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020 and incorporated herein by reference) (File No. 001-32508)

16.1

Letter dated August 2, 2018 from GBH CPAs, PC to the Securities and Exchange Commission (Filed as Exhibit 16.1 to the Company’s Report on Form 8-K, filed with the Commission on August 2, 2018 and incorporated herein by reference) (File No. 001-32508)

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

81