Form 10-Q
period 2021-03-31
CAMBER ENERGY, INC.
filed 2022-05-20
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number: 000-29219

CAMBER ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2660243
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15915 Katy Freeway, Suite 450 Houston, TX 77094 (Address of principal executive offices)

(281) 404 4387 (Registrant’s telephone number, including area code)

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	CEI	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 16, 2022, the registrant had 414,290,116 shares of common stock outstanding.

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC.

Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2021	2020

ASSETS

Current assets
Cash	$342,373	$868,548
Accounts receivable - oil and gas - net	-	7,077
Prepaid expenses	312,583	34,211
Total current assets	654,956	909,836

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	73,804	74,877
Total oil and gas properties, net	73,804	74,877

Equity method investment	28,858,631	15,830,538

TOTAL ASSETS	$29,587,391	$16,815,251

LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities
Accounts payable	$1,264,494	$996,382
Accrued expenses and other current liabilities	823,292	67,397
Current taxes payable	3,000	3,000
Derivative liability	132,161,991	93,981,234
Total current liabilities	134,252,777	95,048,013

Long-term debt - net of current portion	18,000,000	18,000,000
Asset retirement obligation	50,718	46,748

TOTAL LIABILITIES	152,303,495	113,094,761

Commitments and contingencies (Note 11)		-

TEMPORARY EQUITY
Preferred Stock Series C, 3,983 and 2,093 shares issued and outstanding, respectively, liquidation preference of $137,274,095 and $72,135,245, respectively	12,623,046	5,946,052

STOCKHOLDERS' DEFICIT
Common stock, 250,000,000 shares authorized of $0.001 par value, 38,489,739 and 25,000,000 shares issued and outstanding as of March 31, 2021 and December31, 2020	38,491	25,000
Additional paid-in-capital	221,012,998	209,362,384
Accumulated Deficit	(356,390,639)	(311,612,946)

TOTAL STOCKHOLDERS' DEFICIT	(135,339,150)	(102,225,562)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$29,587,391	$16,815,251

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Operations (Unaudited)

	Three months ended
	March 31,
	2021	2020

Revenue
Oil and gas sales	$65,653	$88,899

Operating expenses
Lease operating costs	28,104	98,415
General and administrative	872,599	1,328,022
Stock based compensation	1,020,792	163,000
Depreciation, depletion, amortization and accretion	5,043	5,205

Total operating expenses	1,926,538	1,594,642

Loss from operations	(1,860,885)	(1,505,743)

Other income (expense)
Interest expense	(443,836)	-
Equity (deficit) in earnings of unconsolidated entity	(5,871,908)	957,169
Gain (loss) on derivative liability	(36,601,064)	(7,546,887)
Interest and other income	-	90,515
Total other income (expense)	(42,916,808)	(6,499,203)

Net income (loss) before income taxes	(44,777,693)	(8,004,946)
Income tax benefit (expense)	-	-

Net income (loss) attributable to Camber Energy, Inc.	(44,777,693)	(8,004,946)
Less preferred dividends	(6,676,994)	(3,680,215)

Net income (loss) attributable to common stockholders	$(51,454,687)	$(11,685,161)

Income (loss) attributable to common stockholders per weighted average number of common shares outstanding - basic and diluted	$(1.80)	$(2.34)

Weighted average number of common shares outstanding
Basic and Diluted	28,527,848	4,996,769

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,
	2021	2020

Cash flows from operating activities:

Net loss	$(44,777,693)	$(8,004,946)

Adjustments to reconcile net loss to cash provided (used) by operating activities
Stock-based compensation	1,020,792	163,000
Depreciation, depletion, amortization and accretion	5,043	5,205
Change in fair value of derivative liability	36,601,064	7,546,887
(Equity) deficit in earnings of unconsolidated entity	5,871,908	(957,169)
Changes in operating assets and liabilities
Accounts receivable	7,077	(79,325)
Prepaid expenses and other assets	(278,372)	(220,682)
Accounts payable and accrued expenses	1,024,006	(50,094)

Net cash provided (used ) in operating activities	(526,175)	(1,597,124)

Cash flows from investing activities:
Loan to Viking prior to investment	-	(5,000,000)

Net cash provided (used) in investing activities	-	(5,000,000)

Cash flows from financing activities:
Proceeds from issuance of Series C Preferred Stock	-	5,000,000

Net cash provided (used) in financing activities	-	5,000,000

Net increase (decrease) in cash	(526,175)	(1,597,124)
Cash, beginning of period	868,548	2,253,739

Cash, end of period	$342,373	$656,615

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Issuance of series C Preferred Stock as investment in Viking	$18,900,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2021 and 2020

	Series C		Series E		Series F		Series B		Series C
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Number		Number		Number		Number		Number		Number		Additional		Total
	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Paid In Capital	Accumulated Deficit	Stockholders' (Deficit) Equity

For the three months ended March 31, 2021

Balances, December 31, 2020	2,093	$5,946,052	-	$-	-	$-	-	$-	-	$-	25,000,000	$25,000	$209,362,384	$(311,612,946)	(102,225,562)

Common Shares issued for:
Conversion of Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
True-Up Shares	-	-	-	-	-	-	-	-	-	-	12,799,645	12,800	17,307,507	-	17,320,307
Issuance of Common Shares for Consulting Fees	-	-	-	-	-	-	-	-	-	-	690,094	690	1,020,102	-	1,020,792
Issuance of Series C Preferred Shares for Cash Proceeds	1,890	6,164,308	-	-	-	-	-	-	-	-	-	-	(6,164,308)	-	(6,164,308)
Change in fair value of Series C shares	-	512,686	-	-	-	-	-	-	-	-	-	-	(512,686)	-	(512,686)
Other	-	-	-	-	-	-	-	-	-	-	-	1	(1)	-	-
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(44,777,693)	(44,777,693)

Balances March 31, 2021	3,983	$12,623,046	-	$-	-	$-	-	$-	-	$-	38,489,739	$38,491	$221,012,998	$(356,390,639)	$(135,339,150)

For the three months ended March 31, 2021

Balances, December 31, 2019	2,294	$13,481,663	-	$-	-	$-	-	$-	-	$-	4,709,167	$4,709	$176,103,308	$(251,596,612)	(75,488,595)

Common Shares issued for:
Conversion of Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	290,833	291	(291)	-	-
True-Up Shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Payment of Consulting Fees	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Series C Preferred Shares for Cash Proceeds	525	2,600,768	-	-	-	-	-	-	-	-	-	-	(2,600,768)	-	(2,600,768)
Series C fair value adjustment	-	(6,280,985)	-	-	-	-	-	-	-	-	-	-	6,280,985	-	6,280,985
Other	-	-	-	-	-	-	-	-	-	-	-	-	(1)	-	(1)
Net Loss														(8,004,946)	(8,004,946)

Balances March 31, 2020	2,819	$9,801,446	-	$-	-	$-	-	$-	-	$-	5,000,000	$5,000	$179,783,233	$(259,601,558)	$(79,813,325)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 RELATIONSHIP WITH AND OWNERSHIP OF VIKING ENERGY GROUP, INC.

On December 23, 2020 Camber Energy, Inc. (“Camber”, the “Company”) acquired a 51% interest in Viking Energy Group, Inc. (“Viking”). On January 8, 2021, the Company acquired an additional interest in Viking resulting in the Company owning approximately 63% of the outstanding common shares of Viking. The Company accounts for its investment in Viking under the equity method of accounting because the company has the ability to exercise significant influence over the operating and financial policies of Viking, but not control.   The December 2020 and January 2021 transactions and a new merger agreement in February 2021 are described further below.

December 23, 2020 Transaction

On December 23, 2020, the Company entered into a Securities Purchase Agreement with Viking, pursuant to which Camber acquired 26,274,510 shares (“Camber’s Investment”) of Viking common stock (“Camber’s Viking Shares”), which constituted 51% of the total outstanding common stock of Viking, in consideration of (i) Camber’s payment of $10,900,000 to Viking (the “Cash Purchase Price”), and (ii) cancellation of $9,200,000 in promissory notes issued by Viking to Camber (“Camber’s Viking Notes”). Pursuant to the purchase agreement, Viking is obligated to issue additional shares of Viking common stock to Camber to ensure that Camber shall own at least 51% of the common stock of Viking through July 1, 2022.

In connection with Camber’s Investment, the Company and Viking terminated their previous merger agreement, dated August 31, 2020, as amended, and the Company assigned its membership interests in the Company’s unconsolidated subsidiary, Elysium Energy Holdings, LLC (“Elysium”), to Viking. Also in connection with Camber’s Investment, effective December 23, 2020, the Company (i) borrowed $12,000,000 from an institutional investor; (ii) issued the investor a promissory note in the principal amount of $12,000,000, accruing interest at the rate of 10% per annum and maturing December 11, 2022 (the “Camber Investor Note”); (iii) granted the Investor a first-priority security interest in Camber’s Viking Shares and Camber’s other assets pursuant to a pledge agreement and a general security agreement, respectively; and (iv) entered into an amendment to the Company’s $6,000,000 promissory note previously issued to the investor dated December 11, 2020 (the “Additional Camber Investor Note”), amending the acceleration provision of the note to provide that the note repayment obligations would not accelerate if the Company increased its authorized capital stock by March 11, 2021 (and the Company increased its authorized capital stock in February 2021 as required). In order to close Camber’s Investment, effective December 23, 2020, Viking entered into a Guaranty Agreement, guaranteeing repayment of the Camber Investor Note and the Additional Camber Investor Note.

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

Acquisition of Additional Viking Shares

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

The Merger Agreement also provides that, during the period from the date of the Merger Agreement until the Effective Time, each of Viking and the Company will be subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and to engage in discussions with third parties regarding alternative acquisition proposals, subject to customary exceptions. Viking is required to hold a meeting of its stockholders to vote upon the adoption of the Merger Agreement and, subject to certain exceptions, to recommend that its stockholders vote to adopt the Merger Agreement. The Company is required to hold a meeting of its stockholders to approve the issuance of Viking Common Stock and Viking Preferred Stock in connection with the Merger (the “Share Issuance”).

The completion of the Merger is subject to customary conditions, including (i) adoption of the Merger Agreement by the Company’s stockholders and approval of the Share Issuance by the Company’s stockholders, (ii) receipt of required regulatory approvals, (iii) effectiveness of a registration statement on Form S-4 for the Company’s common stock to be issued in the Merger (the “Form S-4”), and (iv) the absence of any law, order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) subject to certain exceptions, performance by the other party of its obligations under the Merger Agreement and (iii) the absence of any material adverse effect on the other party, as defined in the Merger Agreement.

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

NOTE 2 – ORGANIZATION AND OPERATIONS OF THE COMPANY

Camber is an independent oil and natural gas company engaged in the acquisition, development, and sale of crude oil, natural gas, and natural gas liquids from various known productive geological formations in Louisiana and Texas. Through the recent investment in Viking and through the Company’s subsequent investments and planned merger with Viking, the Company will continue to be engaged in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through unconsolidated subsidiaries or collaborative partnerships with other companies in this field of endeavor.

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

NOTE 3 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(44,777,693) for the three months ended March 31, 2021 as compared to a net loss of $8,004,946 for the three months ended March 31, 2020. The 2021 loss was comprised of, among other things, certain non-cash items with a total net impact of ($43,498,807) including: (i) Loss on derivative liability of $36,601,064 (ii) Loss in earnings of unconsolidated entity of $5,871,908 (iii) stock-based compensation of $1,020,792; and (iv) Depreciation, depletion and accretion of $5,043.

As of March 31, 2021, the Company has a stockholders’ deficit of $(135,339,150) and total Long-Term Debt of $18,000,000.

As of March 31, 2021, the Company has a working capital deficiency of approximately $133.6 million. The largest components of current liabilities creating this working capital deficiency include: (i) a term loan agreement with a face value of approximately $18.0 million as of March 31, 2021 and a derivative liability of $132.2 million.

Management believes it will be able to continue to leverage the expertise and relationships of its operational and technical teams to enhance existing assets and identify new development and acquisition opportunities in order to improve the Company’s financial position. The Company may have the ability, if it can raise additional capital, to acquire new assets in a separate division from existing subsidiaries.

Nonetheless, recent oil and gas price volatility as a result of geopolitical conditions and the global COVID-19 pandemic have already had and may continue to have a negative impact on the Company’s financial position and results of operations. Negative impacts could include but are not limited to: The Company’s ability to sell our oil and gas production, reduction in the selling price of the Company’s oil and gas, failure of a counterparty to make required hedge payments, possible disruption of production as a result of worker illness or mandated production shutdowns, the Company’s ability to maintain compliance with loan covenants and/or refinance existing indebtedness, and access to new capital and financing.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to utilize the resources in place to generate future profitable operations, to develop additional acquisition opportunities, and to obtain the necessary financing to meet its obligations and repay its liabilities arising from business operations when they come due. Management believes the Company will be able to continue to develop new opportunities and will be able to obtain additional funds through debt and / or equity financings to facilitate its development strategy; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

In April 2021, the Company borrowed $2.5 million from an institutional investor at 10% per annum maturing December 11, 2022, and in July 2021 the Company sold 1,575 shares of Series C Preferred Stock to an institutional investor in the amount of $15 million, both to facilitate working capital and new acquisitions.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On February 4, 2021, the Board of Directors of the Company approved changing the Company's fiscal year from a fiscal year ending on March 31 of each year to a fiscal year ending on December 31 of each year. As a result of this change, we filed a Transition Report on Form 10-KT covering the nine-month transition period from April 1, 2020, to December 31, 2020. The Company’s fiscal year 2021 commenced on January 1, 2021.

The Company has provided a discussion of significant accounting policies, estimates, and judgments in its December 31, 2020, Annual Report on Form 10-KT. There have been no changes to the Company’s significant accounting policies since December 31, 2020, which are expected to have a material impact on the Company’s financial position, operations, or cash flows.

Amounts presented in the consolidated balance sheet as of December 31, 2020 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of and for the three-month periods ended March 31, 2021 and 2020 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Camber’s latest Annual Report filed with the SEC on Form 10-KT. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates relate to the determination of fair value of the Company’s Series C Preferred stock, impairment of long-lived assets, stock-based compensation, asset retirement obligations, and the determination of expected tax rates for future income tax recoveries.

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

•

Level 3: inputs to the valuation methodology are unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

As of March 31, 2021 and December 31, 2020, the significant inputs to the Company’s derivative liability relative to the Series C Preferred Stock were Level 3 inputs.

Assets and liabilities measured at fair value as of and for the three months ended March 31, 2021 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial liabilities:
Derivative liability- Series C Preferred Stock			(132,161,991)	(36,601,064)
	$-	$-	$(132,161,991)	$(36,601,064)

Assets and liabilities measured at fair value as of and for the three months ended March 31, 2020 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial liabilities:
Derivative liability - Series C preferred Stock			93,981,234	(7,546,887)
	$-	$-	$93,981,234	$(7,546,887)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. At March 31, 2021 and December 31, 2020, the Company’s cash in excess of the federally insured limit was $92,373 and $618,548, respectively. Historically, the Company has not experienced any losses in such accounts. The Company had no cash equivalents at March 31, 2021 and December 31, 2020, respectively

Accounts Receivable

Accounts receivable, net, include amounts due for oil and gas revenues from prior month production. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. At March 31, 2021 and December 31, 2020 there were no allowances for doubtful accounts.

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

No impairment expense was recorded for the three months ended March 31, 2021 or 2020

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit of production method using estimates of proved reserves. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in operations. Unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is included in loss from operations before income taxes

Oil and Gas Reserves

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

Income (loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding and adjusted by any effects of warrants and options outstanding during the period. At March 31, 2021 and December 31, 2020 there were 137,254,308 and 109,766,938 common stock equivalents that were anti-dilutive, respectively.

Revenue Recognition

Sales of crude oil, natural gas, and natural gas liquids (NGLs) are included in revenue when production is sold to a customer in fulfillment of performance obligations under the terms of agreed contracts. Performance obligations primarily comprise delivery of oil, gas, or NGLs at a delivery point, as negotiated within each contract. Each barrel of oil, million BTU (MMBtu) of natural gas, or other unit of measure is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. Performance obligations are satisfied at a point in time once control of the product has been transferred to the customer. The Company considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, the Company’s right to payment, and transfer of legal title. In each case, the time between delivery and when payments are due is not significant.

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

Derivative Liabilities

The Series C Preferred Stock certificate of designation, or COD, contains provisions that could result in modification of the Series C Preferred Stock conversion price that is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40.

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

At the conversion date, the number of shares due for the Conversion Premium is estimated based on the previous 30-day VWAP. If the Company does not elect to pay the Conversion Premium in cash, the Company will issue all shares due for the conversion and the estimated shares due for the conversion premium. If the VWAP calculation for the portion of the Measurement Period following the date of conversion is lower than the VWAP for the portion of the Measurement Period prior to the date of conversion, the holder will be issued additional common shares, referred to as True-Up shares. If the VWAP calculation is higher, no True-Up shares are issued.

The Company has determined that the Series C Preferred Stock contains an embedded derivative liability relating to the Conversion Premium and, upon conversion, a derivative liability for the potential obligation to issue True-Up Shares relating to Series C shares that have been converted and the Measurement Period has not expired, if applicable.

The fair value of the derivative liability relating to the Conversion Premium for any outstanding Series C Shares is equal to the cash required to settle the Conversion Premium. The fair value of the potential True-Up share obligation has been estimated using a binomial pricing mode and the lesser of the conversion price or the lowest closing price of the Company’s stock subsequent to the conversion date. and the historical volatility of the Company’s common stock. (See note 9)

Accounting for Asset Retirement Obligations

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

Recently Adopted Accounting Pronouncements

There were no recently adopted accounting standards that management expects to have a material impact on the Company.

Subsequent events

The Company has evaluated all subsequent events from March 31, 2021 through the date of filing of this report.

NOTE 5 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the three months ended March 31, 2021. The allocation between the classifications is based on the relationships summarized in the Company’s annual analysis of reserves as of December 31, 2020. The Adjustments column reflects depletion and all other increases or decreases that occurred during the three months ended March 31, 2021:

	December 31, 2020	Depletion and Adjustments	March 31, 2021

Proved developed producing oil and gas properties
United States cost center	$78,433,316	$-	$78,433,316
Accumulated depreciation, depletion and amortization	(78,358,439)	(1,073)	(78,359,513)
Proved developed producing oil and gas properties, net	$74,877	$(1,073)	$73,804

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

For the three months ended March 31, 2021 and 2020, the Company recorded $0 and $0 impairments, respectively.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED ENTITY

The Company accounts for its investments in Viking and Elysium (until the Company’s Elysium interest was assigned to Viking on December 23, 2020) under the equity method.    The Company owns 0% of Elysium as of March 31, 2021 and December 31, 2021, respectively (25% from February 3, 2020 to March 31, 2020)

Table below shows the changes in the investments in Viking (March 31, 2021) and Elysium (March 31, 2020)  as of and for the three months ended March 31, 2021 and 2020, respectively:

	March 31, 2021	March 31, 2020
Carrying amount – beginning of period	$15,830,537	$-
Investment in Viking in 2021 and Elysium in 2020	18,900,000	—
Proportionate Share of Viking (losses) in 2021 and Elysium Earnings in 2020	(5,871,908)	957,169

Carrying amount - ending	$28,858,631	$957,169

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the future retirement of oil and natural gas properties for the three months ended March 31, 2021 and the nine months ended December 31, 2020.

	March 31, 2021	December 31, 2020
Carrying amount at beginning of period	$46,748	$71,150
Acquisition of Viking	-	-
Accretion	3,970	58,25
Dispositions		(30,227)
Revisions of previous estimates		5,825
Carrying amount at end of period	$50,718	$46,748

NOTE 8 – LONG TERM DEBT

Long-term debt obligations of Camber Energy, Inc.:

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at the revised maturity date of January 1, 2027. The Note is secured by lien on substantially all of the Company’s assets.	$6,000,000	$6,000,000

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at the revised maturity date of January 1, 2027. The Note is secured by first lien on the Company’s ownership in Viking.	12,000,000	12,000,000

Total long-term debt associated with Camber Energy, Inc.	18,000,000	18,000,000
Less current portion	-	-
	$18,000,000	$18,000,000

All of Company’s long-term debt is due in 2027

The above notes were in default at various times, but have been resolved through settlement (see Note 13 Stockholders Deficit)

NOTE 9 DERIVATIVE LIABILITIES

The Series C Preferred Stock contains an embedded derivative due to the potential conversion into a variable number of common shares. Upon conversion of the Series C Preferred share into common shares, the Company has a potential obligation to issue additional common shares to satisfy the True-Up obligation.  Both the Conversion Premium and the True-Up obligation are derivatives and are required to be recorded at fair value.   On April 20, 2021, the Company and the holder agreed to modify the COD to require all redemptions and conversions to be satisfied in common shares, which changed the accounting treatment for the embedded derivative.

Issuance of the Series C Stock (prior to April 20, 2021)

Conversion of the face value of the Series C preferred stock is fixed at 3.25 per common share and, because the conversion is generally outside the control of the Company, the face value of the Series C Stock is considered temporary equity and recorded at redemption value.  The Conversion Premium is convertible into common shares based on a variable that is not an input to fair value of a fixed-for-fixed option as defined in FASB ASC 815-40 and is a derivative liability and is recorded at fair value.

The Company determined the redemption value of the face value of the Series C Stock to be the fair value of the common shares issuable to satisfy the conversion of the face value of the Series C Stock.  The fair value of the Conversion Premium is determined to be the lesser of the amount of cash required to satisfy the Conversion Premium or the fair value of the shares required to satisfy the Conversion Premium since the Company has the option to satisfy the conversion of the Conversion Premium in cash or shares.  To the extent that consideration paid for the Series C Stock was less than the redemption value plus the fair value of the derivative liability, consideration was first allocated to the derivative liability.  The consideration received never exceeded the fair value of the derivative liability.  Consequently, no proceeds were allocated to the redemption value.  The derivative liability was recorded at fair value and a loss on derivative liability was recorded as the difference between the fair value of the derivative liability and the consideration received.  The redemption value was recorded as temporary equity and a deemed dividend.

Conversion of the Series C Stock

The Company receives notice of conversion from the holder with a calculation of the number of common shares required to be issued to satisfy the redemption value plus the Conversion Premium.  The Company has never elected to satisfy the conversion premium in cash.  The Company then issues the number of common shares determined by the holder using a VWAP calculation for the Measurement Period before the conversion date.  The shares may be issued over time due to ownership limitations of the holder. Upon conversion of the Series C Stock, the Company reduces the derivative liability by the amount that was originally recorded for the number of Series C Stock converted.  Any difference between the current fair value of the common shares issued to satisfy the conversion premium and the originally recorded derivative liability was recorded as a loss on derivative liability.  Temporary equity is also reduced by the fair value of the common shares issued to satisfy the redemption value (amounts recorded in temporary equity).  Any difference is recorded as additional deemed dividend or an equity contribution.

The holder may be entitled to additional shares subsequent to the conversion date if the VWAP calculation for the portion of the Measurement Period following the date of conversion is lower than the VWAP for the portion of the Measurement Period prior to the date of conversion, referred to as True-Up shares. If the VWAP calculation is higher, no True-Up shares are issued.

The potential obligation to issue True-Up shares creates an additional derivative liability. The determination of the number of True-Up shares due, if any, is based on the lowest VWAP calculation over the Measurement Period that extends beyond the conversion date. In addition, if the Company has not complied with certain provisions of the COD, the Measurement Period does not end until the Company is in compliance. The potential obligation to issue True-Up shares after the conversion date is a derivative liability.

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

Adjustments to the Carrying value of the Series C Stock and the Derivative Liability

At each reporting period the Company determined the fair value of the common shares required to satisfy the redemption of the face value of the outstanding Series C Stock and recorded an additional deemed dividend or an equity contribution for any differences between the recorded value and the period end fair value. The redemption Conversion Premium was assumed to be settled in cash because cash settlement is more favorable to the Company. The fair value of the common shares required to satisfy the redemption of the Series C Stock was determined generally using the closing share price of the Company’s stock as of the reporting date.  The amount of cash required to settle the Conversion Premium was generally fixed at the time of issuance.  Consequently, the fair value of the derivative liability relating to the cash obligation to satisfy the Conversion Premium is generally unchanged until conversion.

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

   April 20, 2021 Amendment to the Series C Stock COD

On April 20, 2021, the Company amended the Series C Stock COD to require all conversions to be in common shares, thus removing the cash option for redemption of the Conversion Premium.  The amendment required reclassification of the Series C Stock recorded in temporary equity, to permanent equity with no further period end adjustments.

Effect on derivative liability

The removal of the cash option for conversion of the Conversion Premium changed the cash redemption assumption to assume, in all cases, share redemption.  Therefore, the derivative liability is required to be recorded at the fair value of the equivalent number of common shares issuable to satisfy the Conversion Premium.  We recorded an adjustment to derivative liability and loss on derivative on April 20, 2021 and we will record changes in fair value of the derivative liability each quarter thereafter as long as any Series C Stock are outstanding.  We estimated the fair value of the derivative liability for the outstanding Series C Stock Conversion Premium generally using the period end number of shares required to satisfy the Conversion Premium at the period end closing share price of the Company’s common stock.

Limitations on using the closing price of the Company’s common stock to determine fair value

The Company is a smaller reporting company and is traded on the NYSE American exchange.  Historically, the Company’s stock price has been extremely volatile and subject to large and sometimes unexplained price variations on a daily or weekly basis.  In addition, the Company declared four reverse stock splits in 2018 and 2019 and the Company’s common stock generally trades at less than $1.00 per share.  These factors have exacerbated daily volatility of our stock price.  Consequently,  the closing price of the Company’s stock on the reporting date may not, in all cases, represent the fair value of the common share required to satisfy the redemption of the Series C Stock.   Recognizing that the closing share price of our publicly traded stock is an observable input to fair value, such price was used for determining fair value in most cases and the Company only considered an alternative measure of fair value when the closing price of the Company’s common stock varied by more than 30% from the five-day moving average immediately prior to the measurement date.  In such cases, an average closing price of the previous 30 day period was used as an estimate of fair value, adjusted for stock splits if applicable.

In addition, conversion of the Series C shares may require a significant number of common shares to be issued in relation to the total number of shares outstanding. The market price of the Company’s common stock may not appropriately reflect the potential for significant dilution caused by a large conversion and may not be representative of market value. In cases where the number of common shares required to satisfy a conversion of the Series C shares into common stock was significant in relation to the total number of shares outstanding (approximately 30% or greater) fair value of the embedded features was determined based on the historical market capitalization of the Company.

Activities for derivative Series C Preferred Stock derivative liability during the three months ended March 31, 2021 and the nine months  ended December 31, 2020 were as follows:

	2021	2020
Carrying amount at beginning of period	$93,981,234	$77,636,666
Issued Series C preferred shares	46,238,850	15,412,950
Change in Fair value	36,601,064	41,878,821
Settlement of Obligation (issuance of common shares)	(44,659,157)	(40,947,203)
Carrying amount at end of period	$132,161,991	$93,981,234

The fair value of the derivative liability has been estimated using a binomial model and the historical volatility of the Company’s common stock as of the date of conversion.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company’s CEO and director, James A. Doris and the Company’s CFO, Frank W. Barker, Jr. render services in the same capacity to both Camber and Viking.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

PetroGlobe Energy Holdings, LLC and Signal Drilling, LLC

In March 2019, PetroGlobe Energy Holdings, LLC (“PetroGlobe”), Signal Drilling, LLC (“Signal”)sued the Company in the 316th Judicial District of Hutchinson County, Texas (Cause No. 43781). The plaintiffs alleged causes of action relating to negligent misrepresentation; fraud and willful misconduct; gross negligence; statutory fraud; breach of contract; and specific performance, in connection with a purchase and sale agreement entered into between the parties in March 2018, relating to the purchase by plaintiffs of certain oil and gas assets from the Company, and a related joint venture agreement. The lawsuit seeks in excess of $600,000 in damages, as well as pre- and post-judgment interest, court costs and attorneys’ fees, and punitive and exemplary damages. Additionally, a portion of the revenues from the properties in contention are being held in suspense as a result of the lawsuit. On October 31, 2019, the Company brought counterclaims against PetroGlobe and Signal, and Petrolia Oil, LLC, and Ian Acrey, including bringing claims for causes of actions including declaratory judgment (that PetroGlobe and certain other plaintiffs represented that a lease and related wells were free of all agreements and rights in favor of third parties and provided a special warranty of title pursuant to the purchase and sale agreement); breach of contract (in connection with the purchase and sale agreement); statutory fraud; common law fraud (against Mr. Acrey and other plaintiffs); fraud by non-disclosure (against Mr. Acrey and other plaintiffs); negligent misrepresentation (against Mr. Acrey and other plaintiffs); breach of fiduciary duty (against Mr. Acrey and other plaintiffs) and seeking attorney’s fees and pre- and post-judgment interest.  On January 31, 2020, the Company entered into a Compromise Settlement Agreement (the “Settlement Agreement”) with PetroGlobe, Signal, Petrolia Oil, LLC (“Petrolia”), Prairie Gas Company of Oklahoma, LLC (“PGCO”), and Canadian River Trading Company, LLC (“CRTC”). Pursuant to the Settlement Agreement, the Company agreed to pay PetroGlobe $250,000, of which $100,000 was due upon execution of the Settlement Agreement, which payment has been made, and $150,000 was paid to an escrow account, which was released by the Company upon the successful transfer of all wells and partnership interests of the Company’s prior wholly-owned subsidiary C E Energy LLC (“CE”) to PetroGlobe, which was completed on July 16, 2020.

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

NOTE 12 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Oil and Gas Contracts

The following table disaggregates revenue by significant product type for the three months ended March 31, 2021 and 2020 respectively:

	March 31, 2021	March 31, 2020
Oil sales	$42,580	$66,459
Natural gas sales and liquids	23,073	22,440
Total oil and gas revenue from customers	$65,653	$88,899

NOTE 13 – STOCKHOLDERS’ DEFICIT

Common Stock

During the three months ended March 31, 2021, the Company issued 690,094 shares of restricted common stock to service providers in consideration for investor relations and marketing services. The Company recognized $1,020,792, based on the grant date fair value of the Company’s common stock, in share-based compensation expense.

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

As of March 31, 2021 and December 31, 2020, the Company had no Series A Convertible Preferred Stock issued or outstanding.

Series B Redeemable Convertible Preferred Stock

As of March 31, 2021 and December 31, 2020, the Company had no Series B Redeemable Convertible Preferred Stock issue and outstanding.

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

Series C Redeemable Convertible Preferred Stock

On February 3, 2020, the Company sold 525 shares of Series C Preferred Stock for total proceeds of $5 million. In the event the Merger Agreement entered into with Viking in February 2020 is terminated for any reason, we (until June 22, 2020, when such terms were amended) these shares were required to be redeemed at a 110% premium, in an aggregate amount equal to $5,775,000. Because of the previous redemption requirement and due to certain redemption features which are outside the control of the Company, the Series C Preferred Stock is classified as temporary equity on the March 31, 2021 and December 31, 2020 balance sheets. Temporary equity is a security with redemption features that are outside the control of the issuer, is not classified as an asset or liability in conformity with GAAP, and is not mandatorily redeemable.  In addition, the Series C Preferred Stock contains an embedded derivative and an additional derivative upon conversion.  (See note 9)

On January 8, 2021, the Company issued 1,890 shares of Camber’s Series C Preferred Stock to EMC Capital Partners, LLC, one of Viking’s lenders, in full satisfaction of a secured promissory note previously issued by Viking to EMC, accrued interest and certain other liabilities totaling approximately $18,900,000.  The issuance was recorded as an additional investment by the Company in Viking.

As of March 31, 2021, Discover was owed approximately 31,170,432 common shares in connection with previous conversion notices as a result of the extension of the Measurement Period and the drop in the price of Camber’s common stock during the extended Measurement following delivery of the original conversion notices .  As of March 31, 2021 and December 31, 2020, the Company recorded a derivative liability of $34,717,896 and $42,775,989, respectively, associated with true-up obligations (see note 9).  All of these True-Up Shares have subsequently been issued to Discover.

The Company has not declared any dividends on the Series C Preferred stock, but recognized cumulative dividends as an adjustment to income available to common stockholders and an increase in the carrying value of the Series C Preferred Stock.  As of March 31, 2021, and December 31, 2020 Company accrued common stock dividends on the Series C Preferred Stock based on the then 24.95% premium dividend rate. The Company recognized a total charge to additional paid-in capital of $2,379,606 and $1,654,178 related to the cumulative stock dividends for the three months ended March 31, 2021, and 2020, respectively.

On April 15, 2021, the Company, with the approval of the Board of Directors, and holders of the Company’s Series C Preferred Stock, filed certificate of corrections with the Secretary of State of Nevada to correct the original designation of the Company’s Series C Redeemable Convertible Preferred Stock and the subsequent amended and restated designations thereof, to correct certain errors which were identified in such designations as follows:

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

As of March 31, 2021 and December 31, 2020, the Series C Preferred shares were convertible into a substantial number of the Company’s common shares which could result in significant dilution of the Company’s existing shareholders. If the outstanding Series C Preferred were converted as of March 31, 2021 and December 31, 2020, the Company estimates that the following common shares would be required to be issued to satisfy the conversion of the Series C Preferred shares:

	March 31, 2021	December 31, 2020
Estimated number of shares issuable for conversion at $3.25 per share	12,255,385	6,440,000
Estimated number of common shares required to satisfy Conversion Premium using VWAP at period end	124,998,611	103,226,626
	137,253,996	109,666,626

Additionally. if the Series C preferred shares were converted on the above dates, the Company could be required to issue additional common shares (true-up shares).

The Certificates of Designations with respect to the Company’s Series C Preferred Stock and/or the Stock Purchase Agreements regarding the sale of such Series C Preferred Stock and Series G Preferred Stock (collectively, the “SPA’s”), contain covenants requiring the Company to timely file all reports required to be filed by the Company pursuant to the Exchange Act (the “Filing Requirement”).  The Company did not satisfy the Filing Requirement and, consequently, on or about March 9, 2022, the preferred stock holders, Discover and Antilles, filed a Verified Complaint against the Company (the “Discover/Antilles Complaint”) as a result of the default by the Company under the CODs.  A default under the CODs and/or SPA’s is also considered an event of default under each of the Promissory Notes executed by the Company in favor of Discover (collectively, the “Discover Notes”) (see subsequent events), and upon an event of default under the Discover Notes, Discover may, at its option, declare the principal and any and all interest then accrued thereon, at once due and payable, and exercise any other rights under applicable agreements.  Discover did not exercise its right to declare the amount owing under the Discover Notes immediately due and payable, but Failure by Discover to exercise such right does not constitute a waiver of the right to exercise the same in the event of any subsequent default.  As of April 18, 2022, Discover, Antilles and the Company entered into a Settlement Agreement to settle the Discover/Antilles Complaint, and the Settlement Agreement was approved by the Court on or about May 12, 2022.  If the Company fails to satisfy future Filing Requirements, it would be considered a default under the CODs and SPA’s, which in turn would constitute an event of default under the Discover Notes.

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

Warrants

The following is a summary of the Company’s outstanding warrants at March 31, 2021:

Warrants		Exercise	Expiration	lntrinsic Value at
Outstanding		Price ($)	Date	March 31, 2021

1	(1)	1,171,875.00	April 26, 2021	$-
3	(2)	195,312.50	September 12, 2022	$-
32	(3)	12,187.50	May 24, 2023	$-

36				$-

(1)	Warrants issued in connection with the sale of convertible notes. The warrants were exercisable on the grant date (April 26, 2016) and remain exercisable until April 26, 2021.
(2)	Warrants issued in connection with funding. The warrants were exercisable on the grant date (September 12, 2017) and remain exercisable until September 12, 2022.
(3)

Warrants issued in connection with a Severance Agreement with Richard N. Azar II, the Company’s former Chief Executive Officer. The warrants were exercisable on the grant date (May 25, 2018) and remain exercisable until May 24, 2023.

NOTE 14 – STOCK-BASED COMPENSATION

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

NOTE 15 – INCOME (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per share for the three months ended March 31, 2021 and 2020, was as follows:

	Three Months Ended March 31,
	2021	2020
Numerator:
Income (loss)	$(44,777,693)	$(8,004,946)
Less preferred dividends	(6,676,994)	(3,680,215)
Net income (loss) attributable to common stockholders	$(51,454,687)	$(11,685,151)
Denominator Weighted average share – basic	28,527,848	4,996,769
Dilutive effect of common stock equivalents Options/warrants	—	—
Preferred C shares	—	—
Denominator Total Weighted average shares – diluted	28,527,848	4,996,769
Income (loss) per share – basic Continuing operations	$(1.80)	$(2.34)
Income (loss) per share – diluted Continuing Operations	$(1.80)	$(2.34)

NOTE 16 – SUBSEQUENT EVENTS

Between April 1, 2021 and September, 2021, the Company issued 810,000 shares of restricted common stock to Agro Consulting, LLC (“Agro”) pursuant to a Consulting Agreement, as amended, between the Company and Agro, as amended, which expires August 31, 2022.

On or about April 26, 2021, the Company issued warrants to Regal Consulting, LLC (“Regal”) entitling Regal to purchase 100,000 shares of common stock of the Company at an exercise price of $0.705 per share. The warrants expire on April 25, 2022.

In April 2021, the Company borrowed $2.5 million from an institutional investor at 10% per annum maturing December 11, 2022.

On or about July 12, 2021, the Company issued 1,575 shares of Series C Preferred Stock were issued to an investor in exchange for $15,000,000.

On July 29, 2021, the Company entered into a Securities Purchase Agreement with Viking to acquire an additional 27,500,000 shares of Viking’s common stock for an aggregate purchase price of $11,000,000, increasing the Company’s ownership to approximately 73% of the issued and outstanding shares of Viking common stock as of such date.

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

Series C Preferred Stock

Sales of Series C Stock in 2021:

On July 12, 2021, the Company issued 1,575 shares of Series C Preferred Stock to Antilles, an affiliate of Discover, in exchange for cash proceeds of $15,000,000.

True-Up Issuances in 2021:

Between April 1, 2021 and June 17, 2021, the Company issued Discover approximately 31,170,432 shares of common stock in connection with the shares of Series C Stock converted by Discover in 2020.  This “true-up” entitlement was a result of the price of the Company’s common stock being lower during the portion of the Measurement Period following the initial conversions than the low VWAP of the common stock during the portion of the Measurement Period prior to the initial conversions.

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

On May 16, 2022, Antilles converted 400 shares of Series C Preferred Stock into approximately 35,834,731 shares of common stock.

 Outstanding Series C Stock

As of May 19, 2022, Discover no longer holds any Series C Preferred Stock and Antilles holds 1,175 shares of Series C Preferred Stock

Amendments to Existing Promissory Notes

Effective December 24,2021, Camber executed amendments to Promissory Notes previously executed by the Company in favor of Discover Growth Fund, LLC, in the aggregate principal amount of $20,500,000, pursuant to which: (i) the Maturity Date of each Promissory Note was extended from January 1, 2024 to January 1, 2027; (ii) the conversion price was increased from $1.25 to $1.50 per share of common stock; and (iii) the interest rate was decreased from 10% per annum to the WSJ Prime Rate.

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

Warrants

On December 30, 2021, the Company also executed and delivered a Warrant Agreement (the “Warrant Agreement”) in favor of the Investor entitling the Investor to purchase up to 100,000,000 shares of common stock of the Company (the “Warrant Shares”) at an exercise price of $2.00 per share for the first 50,000,000 shares and an exercise price of $4.00 per share for the remaining 50,000,000 shares. The Warrant Agreement has a term of five years.

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

On or about March 9, 2022, Discover and Antilles filed a Verified Complaint against Camber in the United States District Court (the “Court”) for the Southern District of Texas (Case No. 4:22-cv-755), alleging Camber breached the COD and its Stock Purchase Agreements with each of Discover and Antilles as a result of Camber not satisfying the Filing Requirement.

Effective as of April 18, 2022, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Discover and Antilles (collectively, the “Investors”), pursuant to which Camber agreed to settle claims asserted by them in the Verified Complaint.

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

On May 12, 2022, the Court approved the Settlement Agreement.

Legal Proceedings:

The Company was the target of a “short” report issued by Kerrisdale Capital in early October, 2021, and as a result of such short report on October 29, 2021, a Class Action Complaint (i.e. C.A.No.4:21-cv-03574) was filed against the Company, its CEO and CFO by Ronald E. Coggins, Individually and on Behalf of All Others Similarly Situated v. Camber Energy, Inc., et al.; in the U.S. District Court for the Southern District of Texas, Houston Division, pursuant to which the Plaintiffs are seeking to recover damages alleged to have been suffered by them as a result of the defendants’ violations of federal securities laws. The defendants deny the allegations contained in the Class Action Complaint, and have engaged Baker Botts L.L.P. to defend the action.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In preparing the management’s discussion and analysis, the registrant presumes that you have read or have access to the discussion and analysis for the preceding fiscal year.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 or the Reform Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earning, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our ability to raise capital and the terms thereof; ability to gain an adequate player base to generate the expected revenue; competition with established gaming websites; adverse changes in government regulations or polices; and other factors referenced in this Form 10-Q.

The use in this Form 10-Q of such words as “believes”, “plans”, “anticipates”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements present the Company’s estimates and assumptions only as of the date of this Report. Except for the Company’s ongoing obligation to disclose material information as required by the federal securities laws, the Company does not intend, and undertakes no obligation, to update any forward-looking statements.

Although the Company believes that the expectations reflected in any of the forward-looking statements are reasonable, actual results could differ materially from those projected or assumed or any of the Company’s forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

PLAN OF OPERATIONS

Overview

Camber is an independent oil and natural gas company engaged in the acquisition, development, and sale of crude oil, natural gas, and natural gas liquids from various known productive geological formations in Louisiana and Texas. Through the recent investment in Viking and through the Company’s subsequent investments and planned merger with Viking, the Company will continue to be engaged in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through unconsolidated subsidiaries or collaborative partnerships with other companies in this field of endeavor.

The Company’s business plan is to engage in the acquisition, exploration, development of and production from oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. The Company has relationships with industry experts and formulated an acquisition strategy, with emphasis on acquiring under-valued, producing properties from distressed vendors or those deemed as non-core assets by larger sector participants. The Company does not focus on speculative exploration programs, but rather targets oil and gas properties with current production and untapped reserves. The Company’s growth strategy includes the following key initiatives:

•	Acquisition of under-valued producing oil and gas assets
•	Employ enhanced recovery techniques to maximize production: and
•	Implement responsible, lower-risk drilling programs on existing assets
•	Aggressively pursue cost-efficiencies
•	Opportunistically explore strategic mergers and/or acquisitions
•	Actively hedge to mitigate commodity risk

Pending Merger

On February 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Viking. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Viking will merge with and into a newly-formed wholly-owned subsidiary of Camber (“Merger Sub”), with Viking surviving the Merger as a wholly-owned subsidiary of Camber.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share: (i) of common stock, par value $0.001 per share, of the Viking (the “Viking Common Stock”) issued and outstanding immediately prior to the Effective Time, other than shares owned by Camber, Viking and Merger Sub, will be converted into the right to receive one share of common stock of Camber; and (ii) of Series C Convertible Preferred Stock of Viking (the “Viking Preferred Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive one share of Series A Convertible Preferred Stock of Camber (the “Camber Series A Preferred Stock”). Each share of Camber Series A Preferred Stock will convert into 890 shares of common stock of Camber (subject to a beneficial ownership limitation preventing conversion into Camber common stock if the holder would be deemed to beneficially own more than 9.99% of Camber’s common stock), will be treated equally with Camber’s common stock with respect to dividends and liquidation, and will only have voting rights with respect to voting: (a) on a proposal to increase or reduce Camber’s share capital; (b) on a resolution to approve the terms of a buy-back agreement; (c) on a proposal to wind up Camber; (d) on a proposal for the disposal of all or substantially all of Camber’s property, business and undertaking; (f) during the winding-up of Camber; and/or (g) with respect to a proposed merger or consolidation in which Camber is a party or a subsidiary of Camber is a party. Holders of Viking Common Stock and Viking Preferred Stock will have any fractional shares of Camber common stock or preferred stock after the Merger rounded up to the nearest whole share.

At the Effective Time, each outstanding Viking equity award, will be converted into the right to receive the merger consideration in respect of each share of Viking Common Stock underlying such equity award and, in the case of Company stock options, be converted into vested Camber stock options based on the merger exchange ratio calculated as provided above (the “Exchange Ratio”).

The Merger Agreement provides, among other things, that effective as of the Effective Time, James A. Doris, the current Chief Executive Officer of both the Company and Viking, shall serve as President and Chief Executive Officer of the Combined Company following the Effective Time. The Merger Agreement provides that, as of the Effective Time, the Combined Company will have its headquarters in Houston, Texas.

The Merger Agreement also provides that, during the period from the date of the Merger Agreement until the Effective Time, each of Camber and Viking will be subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and to engage in discussions with third parties regarding alternative acquisition proposals, subject to customary exceptions. Viking is required to hold a meeting of its stockholders to vote upon the adoption of the Merger Agreement and, subject to certain exceptions, to recommend that its stockholders vote to adopt the Merger Agreement. Camber is required to hold a meeting of its stockholders to approve the issuance of Viking Common Stock and Viking Preferred Stock in connection with the Merger (the “Share Issuance”).

The completion of the Merger is subject to customary conditions, including (i) adoption of the Merger Agreement by Camber’s stockholders and approval of the Share Issuance by Camber’s stockholders, (ii) receipt of required regulatory approvals, (iii) effectiveness of a registration statement on Form S-4 for the Camber common stock to be issued in the Merger (the “Form S-4”), and (iv) the absence of any law, order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) subject to certain exceptions, performance by the other party of its obligations under the Merger Agreement and (iii) the absence of any material adverse effect on the other party, as defined in the Merger Agreement.

Additional closing conditions to the Merger include that in the event the NYSE American determines that the Merger constitutes, or will constitute, a “back-door listing” / “reverse merger”, Camber (and its common stock) is required to qualify for initial listing on the NYSE American, pursuant to the applicable guidance and requirements of the NYSE as of the Effective Time.

The Merger Agreement can be terminated (i) at any time with the mutual consent of the parties; (ii) by either Camber or Viking if any governmental consent or approval required for closing is not obtained, or any governmental entity issues a final non-appealable order or similar decree preventing the Merger; (iii) by either Company or Viking if the Merger shall not have been consummated on or before August 1, 2021; (iv) by Company of Viking, upon the breach by the other of a term of the Merger, which is not cured within 30 days of the date of written notice thereof by the other; (v) by Camber if Viking is unable to obtain the affirmative vote of its stockholders for approval of the Merger; (vi) by Viking if Camber is unable to obtain the affirmative vote of its stockholders required pursuant to the terms of the Merger Agreement; and (vii) by Company or Viking if there is a willful breach of the Merger Agreement by the other party thereto.

The Merger Agreement contains customary indemnification obligations of the parties and representations and warranties.

The Merger has not been completed. As of the date of filing this report, neither Viking or Camber has advised of its intention to terminate the Merger Agreement.

Going Concern Qualification

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(44,777,693) for the three months ended March 31, 2021 as compared to a net loss of $8,004,946 for the three months ended March 31, 2020. The 2021 loss was comprised of, among other things, certain non-cash items with a total net impact of ($43,498,807) including: (i) Loss on derivative liability of $36,601,064 (ii) Loss in earnings of unconsolidated entity of $5,871,908 (iii) stock-based compensation of $1,120,792; and (iv) Depreciation, depletion and accretion of $5,043.

As of March 31, 2021, the Company has a stockholders’ deficit of $(135,339,150) and total Long-Term Debt of $18,000,000.

As of March 31, 2021, the Company has a working capital deficiency of approximately $133.6 million. The largest components of current liabilities creating this working capital deficiency include: (i) a term loan agreement with a face value of approximately $18.0 million as of March 31, 2021 and a derivative liability of $132.2 million.

Management believes it will be able to continue to leverage the expertise and relationships of its operational and technical teams to enhance existing assets and identify new development and acquisition opportunities in order to improve the Company’s financial position. The Company may have the ability, if it can raise additional capital, to acquire new assets in a separate division from existing subsidiaries.

None the less, recent oil and gas price volatility as a result of geopolitical conditions and the global COVID-19 pandemic have already had and may continue to have a negative impact on the Company’s financial position and results of operations. Negative impacts could include but are not limited to: The Company’s ability to sell our oil and gas production, reduction in the selling price of the Company’s oil and gas, failure of a counterparty to make required hedge payments, possible disruption of production as a result of worker illness or mandated production shutdowns, the Company’s ability to maintain compliance with loan covenants and/or refinance existing indebtedness, and access to new capital and financing.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to utilize the resources in place to generate future profitable operations, to develop additional acquisition opportunities, and to obtain the necessary financing to meet its obligations and repay its liabilities arising from business operations when they come due. Management believes the Company will be able to continue to develop new opportunities and will be able to obtain additional funds through debt and / or equity financings to facilitate its development strategy; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

In April 2021, the Company borrowed $2.5 million from an institutional investor at 10% per annum maturing December 11, 2022, and in July 2021 the Company sold 1,575 shares of Series C Preferred Stock to an institutional investor in the amount of $15 million, both to facilitate working capital and new acquisitions.

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three months ended March 31, 2021 and 2020, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-KT for the  ended December 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, and December 31, 2020, the Company had $342,373 and $868,548 in cash holdings, respectively.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Revenue

The Company had gross revenues of $65,653 for the three months ended March 31, 2021, as compared to $88,899 for the three months ended March 31, 2020, reflecting a decrease of $23,246. This decrease in revenue is a result of a decrease in production realized by the Company in 2021

Expenses

The Company’s operating expenses increased to $1,926,538 for the three-month period ended March 31, 2021, from $1,594,642 in the corresponding prior period. Lease operating costs decreased by $70,311 to $28,104 for the three-month period ended March 31, 2021 as compared to $98,415 for the three-month period ended March 31, 2020, due to lower realized production levels. DD&A expense was relatively unchanged at $5,043 for the three months ended March 31, 2021 as compared to $5,205 for the three months ended March 31, 2020. General and administrative expenses and stock-based compensation combined reflected an increase of $402,369 to $1,893,391, when compared to $1,491,022 in the corresponding prior period.

Income (loss) from Operations

The Company generated a loss from operations for the three months ended March 31, 2021 of $1,860,885, when compared to a loss from operations of $1,505,743 for the three months ended March 31, 2020.

Other Income (Expense)

The Company had other expense of $(42,916,808) for the three months ended March 31, 2021, as compared to other expense of $(6,499,203) for the three months ended March 31, 2020. This significant difference is primarily a result of the Company’s stock price and its impact on our derivatives.

Net Income (Loss)

The Company had net loss of $(44,777,693) during the three-month period ended March 31, 2021, compared with a net loss of $(8,004,946) for the three-month period ended March 31, 2020, a $36,772,747 difference primarily as a result of the items discussed above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The full cost method requires the Company to calculate quarterly, by cost center, a “ceiling,” or limitation on the amount of properties that can be capitalized on the balance sheet. To the extent capitalized costs of oil and natural gas properties, less accumulated depletion and related deferred taxes, exceed the sum of the discounted future net revenues of proved oil and natural gas reserves, the lower of cost or estimated fair value of unproved not properties subject to amortization, the cost of properties not being amortized, and the related tax amounts, such excess capitalized costs are charged to expense.

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

Asset Retirement Obligation

Asset retirement obligations (“ARO”) primarily represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the projected end of their productive lives, in accordance with applicable federal, state and local laws. We determined our ARO by calculating the present value of estimated cash flows related to the obligation. The retirement obligation is recorded as a liability at its estimated present value as of the obligation’s inception, with an offsetting increase to proved properties. Periodic accretion of discount of the estimated liability is recorded as accretion expense in the accompanying consolidated statements of operations.

ARO liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated ARO.

Derivative liabilities

The Series C Preferred Stock certificate of designation, or COD, contains provisions that could result in modification of the Series C Preferred Stock conversion price that is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40.

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

                At the conversion date, the number of shares due for the Conversion Premium is estimated based on the previous 30-day VWAP. If the Company does not elect to pay the Conversion Premium in cash, the Company will issue all shares due for the conversion and the estimated shares due for the conversion premium. If the VWAP calculation for the portion of the Measurement Period following the date of conversion is lower than the VWAP for the portion of the Measurement Period prior to the date of conversion, the holder will be issued additional common shares, referred to as True-Up shares. If the VWAP calculation is higher, no True-Up shares are issued.

                The Company has determined that the Series C Preferred Stock contains an embedded derivative liability relating to the Conversion Premium and, upon conversion, a derivative liability for the potential obligation to issue True-Up Shares relating to Series C shares that have been converted and the Measurement Period has not expired, if applicable.

The fair value of the derivative liability relating to the Conversion Premium for any outstanding Series C Shares is equal to the cash required to settle the Conversion Premium.  The fair value of the potential True-Up share obligation has been estimated using a binomial pricing mode and the lesser of the conversion price or the low closing price of the Company’s stock subsequent to the conversion date. and the historical volatility of the Company’s common stock.  (See note 19)

The following tables present a range of estimates of the number of shares potentially issuable to settle future conversions of the Series C Preferred Stock outstanding at March 31, 2021, including the conversion premiums, reflecting consideration of all provisions that pertain to the computation of settlements as follows:

Estimate of Common Shares Due to Series C Pref. Shareholders (assuming Dividends/Conversion Premium are paid in stock as opposed to cash)

Series C Pref. Shares Outstanding - March 31, 2021	3,983
Assume Triggering Event	Yes

Low VWAP During Measurement Period - $0.3475		Low VWAP During Measurement Period - $0.50		Low VWAP During Measurement Period - $1.00

Conversion Price for Preferred Stock	$3.25	Conversion Price for Preferred Stock	$3.25	Conversion Price for Preferred Stock	$3.25
VWAP during Measurement Period	$0.3475	VWAP during Measurement Period	$0.5000	VWAP during Measurement Period	$1.0000
Price for Calculating Conversion Premium (i.e. 85% of VWAP less $0.10)	$0.1954	Price for Calculating Conversion Premium (i.e. 85% of VWAP less $0.10)	$0.3250	Price for Calculating Conversion Premium (i.e. 85% of VWAP less $0.10)	$0.7500
Series C Pref Shares	$3,983	Series C Pref Shares	$3,983	Series C Pref Shares	3,983
Face value per share	$10,000	Face value per share	$10,000	Face value per share	$10,000
Total value	$39,830,000	Total value	$39,830,000	Total value	$39,830,000
Annual Conversion Premium	$13,920,585	Annual Conversion Premium	$13,920,585	Annual Conversion Premium	$13,920,585
Total conversion Premium (7 years worth of dividends)	$97,444,095	Total conversion Premium (7 years worth of dividends)	$97,444,095	Total conversion Premium (7 years worth of dividends)	$97,444,095.00
Underlying common shares for Face Value Portion	12,255,385	Underlying common Shares for Face Value Portion	12,255,385	Underlying common shares for Face Value Portion	12,255,385
Underlying common shares for Conversion Premium	498,690,353	Underlying common shares for Conversion Premium	299,827,985	Underlying common shares for Conversion Premium	129,925,460
Total Potential Shares	510,945,738	Total Potential Shares	312,083,369	Total Potential Shares	142,180,845

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company does not currently maintain controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures would include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Material Weaknesses and Changes in Internal Control over Financial Reporting

Management has identified the following material weaknesses in the Company’s system of internal control over financial reporting:

1.       The Company does not have sufficient staff to maintain a proper segregation of duties;

2.       The Company lacks sufficient internal resources to analyze and interpret accounting for certain complex features of the Series C Preferred shares and other complex accounting issues; and

3.       The Company does not have enough competent accounting staff and senior management that can provide proper oversight and detection of errors.

                Management of the Company is addressing these material weaknesses by hiring additional staff and seeking the assistance of subject matter experts for accounting advice on complex matters.  Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There were no changes in Internal Control Over Financial Reporting during the quarter ended March 31, 2021.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of March 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2021, the Company issued unregistered equity securities as described below:

The Company issued to one of its preferred stockholders a total of 12,799,645 shares of common stock due under the stockholder’s prior conversions of Series C Preferred Stock into common stock.  The shares were issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering.

The Company issued a total of 690,094 shares of common stock to two consultants for services provided by the consultants to the Company.  The issuances of the foregoing securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transactions with the shareholders did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of Principal Financial and Accounting Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ITEM 7. OFF BALANCE-SHEET ARRANGEMENTS

None.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMBER ENERGY, INC. (Registrant)

/s/ James Doris	Date: May 19, 2022
Principal Executive Officer

/s/ Frank W. Barker, Jr.	Date: May 19, 2022
Principal Financial and Accounting Officer

