Form 10-Q
period 2021-06-30
CAMBER ENERGY, INC.
filed 2022-05-20
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC.

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2021	2020

ASSETS

Current assets
Cash	$2,053,074	$868,548
Accounts receivable - oil and gas - net	-	7,077
Prepaid expenses	227,333	34,211
Total current assets	2,280,407	909,836

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	72,512	74,877
Total oil and gas properties, net	72,512	74,877

Equity method investment	22,652,026	15,830,538

TOTAL ASSETS	$25,004,945	$16,815,251

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$1,391,301	$996,382
Accrued expenses and other current liabilities	1,235,345	67,397
Current taxes payable	3,000	3,000
Derivative liability	32,272,761	93,981,234
Total current liabilities	34,902,407	95,048,013

Long-term debt - net of current portion	20,500,000	18,000,000
Asset retirement obligation	51,935	46,748

TOTAL LIABILITIES	55,454,342	113,094,761

Commitments and contingencies (Note 11)

TEMPORARY EQUITY
Preferred Stock Series C, 2,093 shares issued and outstanding as of December 31, 2020, liquidation preference of $72,135,245.	-	5,946,052

STOCKHOLDERS' DEFICIT
Preferred stock, Series C, 5,000 shares authorized of $0.001 par value, 3,806 shares issued and outstanding as of June 30, 2021, liquidation preference of $131,173,790	4	-
Common stock, 250,000,000 shares authorized of $0.001 par value, 84,955,966 and 25,000,000 shares issued and outstanding as of June 30, 2021 and December31, 2020	84,956	25,000
Additional paid-in-capital	263,018,169	209,362,384
Accumulated Deficit	(293,552,526)	(311,612,946)

TOTAL STOCKHOLDERS' DEFICIT	(30,449,397)	(102,225,562)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,004,945	$16,815,251

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue
Oil and gas sales	$97,238	$33,689	$162,891	$122,588

Operating expenses
Lease operating costs	31,375	70,640	59,479	169,055
General and administrative	980,396	686,663	1,852,995	2,014,685
Stock based compensation	307,213	-	1,328,005	163,000
Depreciation, depletion, amortization and accretion	2,509	2,295	7,552	7,500

Total operating expenses	1,321,493	759,598	3,248,031	2,354,240

Loss from operations	(1,224,255)	(725,909)	(3,085,140)	(2,231,652)

Other income (expense)
Interest expense	(498,875)	-	(942,711)	-
Equity (deficit) in earnings of unconsolidated entity	(6,206,605)	(1,083,355)	(12,078,513)	(126,186)
Gain (loss) on derivative liability	70,767,848	(12,039,430)	34,166,784	(19,586,317)
Interest and other income	-	214,632	-	305,147
Other expenses	-	-	-	-

Total other income (expense)	64,062,368	(12,908,153)	21,145,560	(19,407,356)

Net income (loss) before income taxes	62,838,113	(13,634,062)	18,060,420	(21,639,008)
Income tax benefit (expense)		-		-

Net income (loss) attributable to Camber Energy, Inc.	62,838,113	(13,634,062)	18,060,420	(21,639,008)
Less preferred dividends		(2,217,671)	(6,676,994)	(3,871,849)

Net income (loss) attributable to common stockholders	$62,838,113	$(15,851,733)	$11,383,426	$(25,510,857)

Income (loss) per weighted average Number of common shares outstanding - basic and diluted	$1.19	$(2.08)	$0.28	$(4.04)

Weighted average number of common shares outstanding
Basic and Diluted	52,911,280	7,617,580	40,786,921	6,307,192

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,
	2021	2020

Cash flows from operating activities:

Net loss	$18,060,420	$(21,639,008)

Adjustments to reconcile net loss to cash provided (used) by operating activities
Stock-based compensation	1,328,005	163,000
Depreciation, depletion, amortization and accretion	7,552	7,500
Change in fair value of derivative liability	(34,166,784)	19,586,317
(Equity) deficit in earnings of unconsolidated entity	12,078,513	126,186
Changes in operating assets and liabilities
Accounts receivable	7,077	(103,866)
Prepaid expenses and other assets	(193,122)	(247,973)
Accounts payable and accrued expenses	1,562,865	(240,521)

Net cash provided (used ) in operating activities	(1,315,474)	(2,348,365)

Cash flows from investing activities:
Cash paid for issuance of notes receivable		(9,200,000)

Net cash provided (used) in investing activities	-	(9,200,000)

Cash flows from financing activities:
Proceeds from issuance of Series C Preferred Stock	-	11,000,000
Proceeds from long-term debt	2,500,000	-

Net cash provided (used) in financing activities	2,500,000	11,000,000

Net increase (decrease) in cash	1,184,526	(548,365)
Cash, beginning of period	868,548	2,253,739

Cash, end of period	$2,053,074	$1,705,374

Supplemental Cash Flow Information
Cash paid for:
Interest	$2,848	$-
Taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) Six Months Ended June 30, 2021 and 2020

	Series C		Series E		Series F		Series B		Series C
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock				Total
	Number		Number		Number		Number		Number		Number		Additional		Stockholders'
	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Paid In Capital	Accumulated Deficit	(Deficit) Equity

For the six months ended June 30, 2021

Balances, December 31, 2020	2,093	$5,946,052	-	$-	-	$-	-	$-	-	$-	25,000,000	$25,000	$209,362,384	$(311,612,946)	(102,225,562)

Common Shares issued for:
Conversion of Series C Preferred Stock	-	-	-	-	-	-	-	-	(177)	-	14,935,796	14,936	7,113,157	-	7,128,093
True-Up Shares	-	-	-	-	-	-	-	-	-	-	43,970,077	43,970	39,269,625	-	39,313,595
Conversion of Debenture	-	-	-	-	-	-	-	-	-	-	-	-		-	-
Issuance of Common Shares for Consulting Fees	-	-	-	-	-	-	-	-	-	-	1,050,094	1,050	1,284,918	-	1,285,968
Equity contribution	-	(11,208,840)	-	-	-	-	-	-	-	-	-	-	11,208,840	-	11,208,840
Warrants issued for compensation	-	-	-	-	-	-	-	-	-	-	-	-	42,037	-	42,037
Issuance of Series C Preferred Shares for Cash Proceeds	1,890	6,164,308	-	-	-	-	-	-	-	-	-	-	(6,164,308)	-	(6,164,308)
Change in fair value of Series C shares	-	512,686	-	-	-	-	-	-	-	-	-	-	(512,686)	-	(512,686)
Transfer of Series C Preferred Stock to Permanent Equity	(3,983)	(1,414,206)	-	-	-	-	-	-	3,983	4		-	1,414,202	-	1,414,206
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	18,060,420	18,060,420

Balances June 30, 2021	-	$-	-	$-	-	$-	-	$-	3,806	$4	84,955,967	$84,956	$263,018,169	$(293,552,526)	$(30,449,397)

For the six months ended June 30, 2020

Balances, December 31, 2019	2,294	$13,481,663	-	$-	-	$-	-	$-	-	$-	4,709,167	$4,709	$176,103,308	$(251,596,612)	(75,488,595)

Common Shares issued for:
Conversion of Series C Preferred Stock	(498)	(1,213,917)	-	-	-	-	-	-	-	-	8,349,849	8,350	10,314,621	-	10,322,971
Conversion of Debenture - Abeyance	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
True-Up Shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Payment of Consulting Fees	-	-	-	-	-	-	-	-	-	-	101,514	102	172,898	-	173,000
Conversion of Series B to Common	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Payment of Seris B Dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Series E and F Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Change in valuation of Series E and F Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Series E and F Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Series C Preferred Shares for Cash Proceeds	1,155	4,818,439	-	-	-	-	-	-	-	-	-	-	(4,818,439)	-	(4,818,439)
Change in fair value of Series C shares	-	(6,280,985)	-	-	-	-	-	-	-	-	-	-	6,280,985	-	6,280,985
Stock Dividends to be issued	-		-	-	-	-	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	-	-	-	-	(1)	-	(1)
Net Loss														(21,639,008)	(21,639,008)

Balances June 30, 2020	2,951	$10,805,200	-	$-	-	$-	-	$-	-	$-	13,160,530	$13,161	$188,053,372	$(273,235,620)	$(85,169,087)

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

NOTE 3 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated net income of $18,060,420 for the six months ended June 30, 2021 as compared to a net loss of $21,639,008 for the six months ended June 30, 2020. The 2021 income was comprised of, among other things, certain non-cash items with a total net impact of $22,095,823 including: (i) a gain on derivative liability of $34,166,784 (ii) Loss in earnings of unconsolidated entity of $12,078,513 (iii) stock-based compensation of $1,328,005; and (iv) Depreciation, depletion and accretion of $7,552.

As of June 30, 2021, the Company has a stockholders’ deficit of $(30,449,397) and total Long-Term Debt of $20,500,000.

As of June 30, 2021, the Company has a working capital deficiency of approximately $32.61 million. The largest components of current liabilities creating this working capital deficiency include a derivative liability of $32.3 million.

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

Amounts presented in the consolidated balance sheet as of December 31, 2020 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 2021 and 2020 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Camber’s latest Annual Report filed with the SEC on Form 10-KT. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates relate to the determination of fair value of the Company’s Series C Preferred stock, , impairment of long-lived assets, stock-based compensation, asset retirement obligations, and the determination of expected tax rates for future income tax recoveries.

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

As of June 30, 2021 and December 31, 2020, the significant inputs to the Company’s derivative liability relative to the Series C Preferred Stock were Level 3 inputs.

Assets and liabilities measured at fair value as of and for the three and six months ended June 30, 2021 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (three months ended June 30, 2021)	Total Gains (six months ended June 30, 2021)

Financial liabilities:
Derivative liability- Series C Preferred Stock			$32,272,761	70,767,848	34,166,784
	$-	$-	$32,272,761	70,767,848	$34,166,784

Assets and liabilities measured at fair value as of and for the three and six months ended June 30, 2020 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses) (three months ended June 30, 2020	Total (Losses) (six months ended June 30, 2020

Financial liabilities:
Derivative liability - Series C preferred Stock			$93,981,234	(12,039,430)	(19,586,317)
	$-	$-	$93,981,234	$(12,039,430)	$(19,586,317)

 Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. At June 30, 2021 and December 31, 2020, the Company’s cash in excess of the federally insured limit was $1,803,074 and $618,548, respectively. Historically, the Company has not experienced any losses in such accounts. The Company had no cash equivalents at June 30, 2021 and December 31, 2020, respectively

Accounts Receivable

Accounts receivable, net, include amounts due for oil and gas revenues from prior month production. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. At June 30, 2021 and December 31, 2020 there were no allowances for doubtful accounts.

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

No impairment expense was recorded for the three and six months ended June 30, 2021 or 2020

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

Income (loss) per Share

Basic and diluted income (loss) per share calculations are calculated on the basis of the weighted average number of shares of the Company’s common stock outstanding during the year. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted earnings per share, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise price of the options and warrants. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. At June 30, 2021 and December 31, 2020 there were 241,749,523 and 109,766,938 common stock equivalents that were anti-dilutive, respectively.

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

Subsequent events

The Company has evaluated all subsequent events from June 30, 2021 through the date of filing of this report.

NOTE 5 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the six months ended June 30, 2021. The allocation between the classifications is based on the relationships summarized in the Company’s annual analysis of reserves as of December 31, 2020. The Adjustments column reflects depletion and all other increases or decreases that occurred during the six months ended June 30, 2021:

	December 31, 2020	Depletion and Adjustments	June 30, 2021

Proved developed producing oil and gas properties
United States cost center	$78,433,316	$-	$78,433,316
Accumulated depreciation, depletion and amortization	(78,358,439)	(2,365)	(78,360,804)
Proved developed producing oil and gas properties, net	$74,877	$(2,365)	$72,512

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

For the three and six months ended June 30, 2021 and 2020, the Company recorded $0 and $0 impairments, respectively.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED ENTITIES

The Company accounts for its investment for its investments in Viking and Elysium (until the Company’s Elysium interest was assigned to Viking on December 23, 2020) under the equity method.    The Company owns 0% of Elysium as of June 30, 2021 and December 31, 2020, respectively (25% from February 3, 2020 to December 23, 2020)

Table below shows the changes in the investments in unconsolidated entities for the six-month period ended June 30, 2021 and the nine months ended December 31, 2020.

	June 30, 2021	December 31, 2020
Carrying amount – beginning of period	$15,830,538	$957,169
Investment in Viking	18,900,000	20,274,909
Proportionate Share of (losses)	(12,078,512)	(5,401,540)

Carrying amount - ending	$22,652,026	$15,830,538

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the future retirement of oil and natural gas properties for the six months ended June 30, 2021 and the nine months ended December 31, 2020.

	June 30, 2021	December 31, 2020
Carrying amount at beginning of period	$46,748	$71,150
Acquisition of Viking	-	-
Accretion	5,187	58,25
Dispositions		(30,227)
Revisions of previous estimates		5,825
Carrying amount at end of period	$51,935	$46,748

NOTE 8 – LONG TERM DEBT

Long-term debt obligations of Camber Energy, Inc.:

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at the revised maturity date of January 1, 2027. The Note is secured by lien on substantially all of the Company’s assets.	$6,000,000	$6,000,000

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at the revised maturity date of January 1, 2027. The Note is secured by first lien on the Company’s ownership in Viking.	12,000,000	12,000,000

Note payable to Discover Growth Fund, LLC pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by lien on substantially all of the Company’s assets.	2,500,000	-

Total long-term debt	20,500,000	18,000,000
Less current portion	-	-
	$20,500,000	$18,000,000

 Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended June 30,

2022	$-
2023	-
2024	-
2025	-
2026	-
Thereafter	20,500,000

$20,500,000

The above notes were in default at various times, but have been resolved through settlement (see Note 13 Stockholders Deficit)

NOTE 9 – DERIVATIVE LIABILITIES

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

April 20, 2021 Amendment to the Series C Stock COD

On April 20, 2021, the Company amended the Series C Stock COD to require all conversions to be in common shares, thus removing the cash option for redemption of the Conversion Premium. The amendment required reclassification of the Series C Stock recorded in temporary equity to permanent equity with no further period end adjustments.

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

Limitations on using the closing price of the Company’s common stock to determine fair value

The Company is a smaller reporting company and is traded on the NYSE American exchange.  Historically, the Company’s stock price has been extremely volatile and subject to large and sometimes unexplained price variations on a daily or weekly basis.  In addition, the Company declared four reverse stock splits in 2018 and 2019 and the Company’s common stock generally trades at less than $1.00 per share.  These factors have exacerbated daily volatility of our stock price.  Consequently, the closing price of the Company’s stock on the reporting date may not, in all cases, represent the fair value of the common share required to satisfy the redemption of the Series C Stock.   Recognizing that the closing share price of our publicly traded stock is an observable input to fair value, such price was used for determining fair value in most cases and the Company only considered an alternative measure of fair value when the closing price of the Company’s common stock varied by more than 30% from the five-day moving average immediately prior to the measurement date.  In such cases, an average closing price of the previous 30-day period was used as an estimate of fair value, adjusted for stock splits if applicable.

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

Activities for derivative Series C Preferred Stock derivative liability during the six months ended June 30, 2021 and the nine months ended December 31, 2020 were as follows:

	2021	2020
Carrying amount at beginning of period	$93,981,234	$77,636,666
Issued Series C preferred shares	46,238,850	15,412,950
Change in Fair value	(34,166,784)	41,878,821
Settlement of Obligation (issuance of common shares)	(73,780,539)	(40,947,203)
Carrying amount at end of period	$32,272,761	$93,981,234

The fair value of the derivative liability has been estimated using a binomial model and the historical volatility of the Company’s common stock as of the date of conversion.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company’s CEO and director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’, at a rate of $20,000 per month commencing April 2021.

The Company’s CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s., at a rate of $20,000 per month commencing April 2021.

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

NOTE 12 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Oil and Gas Contracts

The following table disaggregates revenue by significant product type for the three and six months ended June 30, 2021 and 2020 respectively:

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Oil sales	$71,372	$21,789	$113,952	$88,248
Natural gas sales and liquids	25,866	11,900	48,939	34,340
Total oil and gas revenue from customers	$97,238	$33,689	$162,891	$122,588

NOTE 13 – STOCKHOLDERS’ DEFICIT

Common Stock

During the six months ended June 30, 2021, the Company issued 1,050,094 shares of restricted common stock to service providers in consideration for investor relations and marketing services. The Company recognized $1,285,968, based on the grant date fair value of the Company’s common stock, in share-based compensation expense.

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

As of June 30, 2021 and December 31, 2020, the Company had no Series A Convertible Preferred Stock issued or outstanding.

Series B Redeemable Convertible Preferred Stock

As of June 30, 2021 and December 31, 2020, the Company had no Series B Redeemable Convertible Preferred Stock issue and outstanding.

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

Series C Redeemable Convertible Preferred Stock

On February 3, 2020, the Company sold 525 shares of Series C Preferred Stock for total proceeds of $5 million. In the event the Merger Agreement entered into with Viking in February 2020 is terminated for any reason, we (until June 22, 2020, when such terms were amended) these shares were required to be redeemed at a 110% premium, in an aggregate amount equal to $5,775,000. Because of the previous redemption requirement and due to certain redemption features, which are outside the control of the Company, the Series C Preferred Stock is classified as temporary equity on the March 31, 2021 and December 31, 2020 balance sheets. Temporary equity is a security with redemption features that are outside the control of the issuer, is not classified as an asset or liability in conformity with GAAP, and is not mandatorily redeemable.  In addition, the Series C Preferred Stock contains an embedded derivative and an additional derivative upon conversion.  (See note 9)

On January 8, 2021, the Company issued 1,890 shares of Camber’s Series C Preferred Stock to EMC Capital Partners, LLC, one of Viking’s lenders, in full satisfaction of a secured promissory note previously issued by Viking to EMC, accrued interest and certain other liabilities totaling approximately $18,900,000.  The issuance was recorded as an additional investment by the Company in Viking.

As of June 30, 2021, Discover was not owed any common shares in connection with previous conversion notices as a result of the extension of the Measurement Period.

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

As of June 30, 2021 and December 31, 2020, the Series C Preferred shares were convertible into a substantial number of the Company’s common shares which could result in significant dilution of the Company’s existing shareholders. If the outstanding Series C Preferred were converted as of June 30, 2021 and December 31, 2020, the Company estimates that the following common shares would be required to be issued to satisfy the conversion of the Series C Preferred shares:

	June 30, 2021	December 31, 2020
Estimated number of shares issuable for conversion at $3.25 per share	11,710,769	6,440,000
Estimated number of common shares required to satisfy Conversion Premium using VWAP at period end	229,938,443	103,226,626
	241,649,212	109,666,626

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

Warrants

On April 26, 2021, the Company issued warrants to Regal Consulting, LLC (“Regal”) entitling Regal to purchase 100,000 shares of common stock of the Company at an exercise price of $0.705 per share. The company recognized an expense of $42,037 in connection with the warrants.  The warrants expire on April 25, 2022.

The following is a summary of the Company’s outstanding warrants at June 30, 2021:

Warrants		Exercise	Expiration	lntrinsic Value at
Outstanding		Price ($)	Date	June 30, 2021

3	(1)	$195,312.50	September 12, 2022	$-
32	(2)	$12,187.50	May 24, 2023	$-
100,000	(4)	$0.705	April 25, 2025	$-

100,035				$-

(1)	Warrants issued in connection with funding. The warrants were exercisable on the grant date (September 12, 2017) and remain exercisable until September 12, 2022.
(2)

Warrants issued in connection with a Severance Agreement with Richard N. Azar II, the Company’s former Chief Executive Officer. The warrants were exercisable on the grant date (May 25, 2018) and remain exercisable until May 24, 2023.

(3)	Warrants issued in connection with the Series G Preferred Stock and remain exercisable until December 30, 2026.
(4)	Warrants issued to a consultant for services and are exercisable until April 25, 2022

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

Under the 2010 Incentive Plan, 58 shares of the Company’s common stock are authorized for initial issuance or grant, under the 2012 Incentive Plan, 96 shares of the Company’s common stock are authorized for initial issuance or grant, and under the 2014 Incentive Plan, as amended, 2,500,000 shares of the Company’s common stock are authorized for issuance or grant. As of June 30, 2020, there was an aggregate of 1 share available for issuance or grant under the 2010 Incentive Plan, 5 shares were available for issuance or grant under the 2012 Incentive Plan and an aggregate of approximately 1,999 securities were available for issuance or grant under the 2014 Incentive Plan as amended for future issuances and grants, respectively. The number of securities available under the 2010, 2012 and 2014 Plans is reduced one for one for each security delivered pursuant to an award under the Plans. Any issued or granted security that becomes available due to expiration, forfeiture, surrender, cancellation, termination or settlement in cash of an award under the Incentive Plans may be requested and used as part of a new award under the Plans.

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

NOTE 15 – INCOME (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per share for the six months ended June 30, 2021 and 2020, was as follows:

	Six Months Ended June 30,
	2021	2020
Numerator:
Income (loss)	$18,060,420	$(21,639,008)
Less preferred dividends	(6,676,994)	(3,871,849)
Net income (loss) attributable to common stockholders	$11,383,426	$(25,510,857)
Denominator Weighted average share – basic	40,786,921	6,307,192
Dilutive effect of common stock equivalents Options/warrants	—	—
Preferred C shares	—	—
Denominator Total Weighted average shares – diluted	40,786,921	6,307,192
Income (loss) per share – basic Continuing operations	$0.28	$(4.04)
Income (loss) per share – diluted Continuing Operations	$0.28	$(4.04)

NOTE 16 – SUBSEQUENT EVENTS

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

Conversions of Series C Stock in 2021:

From July 1, 2021 through December 31, 2021, Discover converted 1,398 shares of Series C Preferred Stock into approximately 148,922,664 shares of common stock.

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

Going Concern Qualification

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated net income of $18,060,420 for the six months ended June 30, 2021 as compared to a net loss of $21,639,008 for the six months ended June 30, 2020. The 2021 income was comprised of, among other things, certain non-cash items with a total net impact of $20,752,714 including: (i) a gain on derivative liability of $34,166,784 (ii) Loss in earnings of unconsolidated entity of $12,078,513 (iii) stock-based compensation of $1,328,005; and (iv) Depreciation, depletion and accretion of $7,552.

As of June 30, 2021, the Company has a stockholders’ deficit of $(30,449,397) and total Long-Term Debt of $20,500,000.

As of June 30, 2021, the Company has a working capital deficiency of approximately $32.6 million. The largest components of current liabilities creating this working capital deficiency include a derivative liability of $32.3 million.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and six months ended June 30, 2021 and 2020, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-KT for the year ended December 31, 2020.

Liquidity and Capital Resources

As of June 30, 2021, and December 31, 2020, the Company had $2,053,074 and $868,548 in cash holdings, respectively.

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Revenue

The Company had gross revenues of $97,238 for the three months ended June 30, 2021, as compared to $33,689 for the three months ended June 30, 2020, reflecting an increase of $63,549. This increase in revenue is a result of an increase in oil and gas realized prices in 2021.

Expenses

The Company’s operating expenses increased to $1,321,493 for the three-month period ended June 30, 2021, from $759,598 in the corresponding prior period. Lease operating costs decreased by $39,265 to $31,375 for the three-month period ended June 30, 2021 as compared to $70,640 for the three-month period ended June 30, 2020, due to lower realized production levels. DD&A expense was relatively unchanged at $2,509 for the three months ended June 30, 2021 as compared to $2,295 for the three months ended June 30, 2020. General and administrative expenses and stock-based compensation combined reflected an increase of $600,946 to $1,287,609, when compared to $686,663 in the corresponding prior period.

Income (loss) from Operations

The Company generated a loss from operations for the three months ended June 30, 2021 of $1,224,255, when compared to a loss from operations of $725,909 for the three months ended June 30, 2020.

Other Income (Expense)

The Company had other income of $64,062,368 for the three months ended June 30, 2021, as compared to other (expense) of $(12,908,153) for the three months ended June 30, 2020. This significant difference is primarily a result of the Company’s stock price and its impact on our derivatives.

Net Income (Loss)

The Company had net income of $62,838,113 during the three-month period ended June 30, 2021, compared with a net loss of $(13,634,062) for the three-month period ended June 30, 2020, a $76,472,175 difference primarily as a result of the items discussed above.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Revenue

The Company had gross revenues of $162,891 for the six months ended June 30, 2021, as compared to $122,588 for the six months ended June 30, 2020, reflecting an increase of $40,303. This increase in revenue is a result of an increase in oil and gas realized prices in 2021.

Expenses

The Company’s operating expenses increased to $3,248,031 for the six-month period ended June 30, 2021, from $2,354,240 in the corresponding prior period. Lease operating costs decreased by $109,576 to $59,479 for the six-month period ended June 30, 2021 as compared to $169,055 for the six-month period ended June 30, 2020, due to lower realized production levels. DD&A expense was relatively unchanged at $7,552 for the six months ended June 30, 2021 as compared to $7,500 for the six months ended June 30, 2020. General and administrative expenses and stock-based compensation combined reflected an increase of $1,003,315 to $3,181,000, when compared to $2,177,685 the corresponding prior period.

Income (loss) from Operations

The Company generated a loss from operations for the six months ended June 30, 2021 of $3,085,140, when compared to a loss from operations of $2,231,652 for the six months ended June 30, 2020.

Other Income (Expense)

The Company had other income of $21,145,560 for the six months ended June 30, 2021, as compared to other (expense) of $(19,407,356) for the six months ended June 30, 2020. This significant difference is primarily a result of the Company’s stock price and its impact on our derivatives.

Net Income (Loss)

The Company had net income of $18,060,420 during the six-month period ended June 30, 2021, compared with a net loss of $(21,639,008) for the six-month period ended June 30, 2020, a $31,764,788 difference primarily as a result of the items discussed above.

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

The fair value of the derivative liability relating to the Conversion Premium for any outstanding Series C Shares is equal to the cash required to settle the Conversion Premium. The fair value of the potential True-Up share obligation has been estimated using a binomial pricing mode and the lesser of the conversion price or the low closing price of the Company’s stock subsequent to the conversion date. and the historical volatility of the Company’s common stock. (See note 9)

The following tables present a range of estimates of the number of shares potentially issuable to settle future conversions of the Series C Preferred Stock outstanding at June 30, 2021, including the conversion premiums, reflecting consideration of all provisions that pertain to the computation of settlements as follows:

Estimate of Common Shares Due to Series C Pref. Shareholders (assuming Dividends/Conversion Premium are paid in stock as opposed to cash)

Series C Pref. Shares Outstanding - June 30, 2021	3,806
Assume Triggering Event	Yes

Low VWAP During Measurement Period - $0.3475		Low VWAP During Measurement Period - $0.50		Low VWAP During Measurement Period - $1.00

Conversion Price for Preferred Stock	$3.25	Conversion Price for Preferred Stock	$3.25	Conversion Price for Preferred Stock	$3.25
VWAP during Measurement Period	$0.3475	VWAP during Measurement Period	$0.5000	VWAP during Measurement Period	$1.0000
Price for Calculating Conversion Premium (i.e. 85% of VWAP less $0.10)	$0.1954	Price for Calculating Conversion Premium (i.e. 85% of VWAP less $0.10)	$0.3250	Price for Calculating Conversion Premium (i.e. 85% of VWAP less $0.10)	$0.7500
Series C Pref Shares	$3,806	Series C Pref Shares	$3,806	Series C Pref Shares	3,806
Face value per share	$10,000	Face value per share	$10,000	Face value per share	$10,000
Total value	$38,060,000	Total value	$38,060,000	Total value	$38,060,000
Annual Conversion Premium	$13,301,970	Annual Conversion Premium	$13,301,970	Annual Conversion Premium	$13,301,970
Total conversion Premium (7 years worth of dividends)	$93,113,790	Total conversion Premium (7 years worth of dividends)	$93,113,790	Total conversion Premium (7 years worth of dividends)	$93,113,790.00
Underlying common shares for Face Value Portion	11,710,769	Underlying common Shares for Face Value Portion	11,710,769	Underlying common shares for Face Value Portion	11,710,769
Underlying common shares for Conversion Premium	476,529,120	Underlying common shares for Conversion Premium	286,503,969	Underlying common shares for Conversion Premium	124,151,720
Total Potential Shares	488,239,889	Total Potential Shares	298,214,738	Total Potential Shares	135,862,489

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

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

There were no changes in Internal Control Over Financial Reporting during the quarter ended June 30, 2021.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of June 30, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2021, the Company issued unregistered equity securities as described below:

The Company issued to one of its preferred stockholders a total of 31,170,432 shares of common stock due under the stockholder’s prior conversions of Series C Preferred Stock into common stock.  The shares were issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering.

The Company issued to one of its preferred stockholders a total of 14,935,796 shares of common stock pursuant to the stockholder’s conversions of Series C Preferred Stock into common stock.  The shares were issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering.

The Company issued 360,000 shares of common stock to a consultant for services provided by the consultant to the Company.  The issuance of the foregoing securities was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

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

