Form 10-Q
period 2021-09-30
CAMBER ENERGY, INC.
filed 2022-05-20
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC.

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2021	2020

ASSETS

Current assets
Cash	$5,164,789	$868,548
Accounts receivable - oil and gas - net	9,971	7,077
Prepaid expenses	142,083	34,211
Total current assets	5,316,843	909,836

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	71,272	74,877
Total oil and gas properties, net	71,272	74,877

Equity method investment	27,391,246	15,830,538

TOTAL ASSETS	$32,779,361	$16,815,251

LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities
Accounts payable	$1,367,333	$996,382
Accrued expenses and other current liabilities	1,523,973	67,397
Current taxes payable	3,000	3,000
Derivative liability	174,864,402	93,981,234
Total current liabilities	177,758,708	95,048,013

Long-term debt - net of current portion	20,500,000	18,000,000
Asset retirement obligation	52,602	46,748

TOTAL LIABILITIES	198,311,310	113,094,761

Commitments and contingencies (Note 11)

TEMPORARY EQUITY
Preferred Stock Series C, 2,093 shares issued and outstanding as of December 31, 2020, liquidation preference of $72,135,245	-	5,946,052

STOCKHOLDERS' DEFICIT
Preferred stock, Series C, 5,000 shares authorized of $0.001 par value, 3,945 shares issued and outstanding as of September 30, 2021, liquidation preference of $135,964,425	4	-
Common stock, 250,000,000 shares authorized of $0.001 par value, 249,563,410 and 25,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	249,563	25,000
Additional paid-in-capital	392,326,532	209,362,384
Accumulated Deficit	(558,531,949)	(311,612,946)

TOTAL STOCKHOLDERS' DEFICIT	(165,531,949)	(102,225,562)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$32,779,361	$16,815,251

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue
Oil and gas sales	$103,191	$57,458	$266,082	$180,046

Operating expenses
Lease operating costs	38,661	29,348	98,140	198,403
General and administrative	774,040	816,413	2,627,035	2,831,098
Stock based compensation	208,890	36,502	1,536,895	199,502
Depreciation, depletion, amortization and accretion	1,906	2,837	9,458	10,337

Total operating expenses	1,023,497	885,100	4,271,528	3,239,340

Loss from operations	(920,306)	(827,642)	(4,005,446)	(3,059,294)

Other income (expense)
Interest expense	(518,716)	-	(1,461,427)	-
Equity (deficit) in earnings of unconsolidated entity	(6,260,780)	(1,056,766)	(18,339,293)	(1,182,952)
Gain (loss) on derivative liability	(256,855,721)	(17,930,335)	(222,688,936)	(37,516,652)
Interest and other income	-	(172,100)	-	133,047
Other expenses	-	-	-	-

Total other income (expense)	(263,635,217)	(19,159,201)	(242,489,656)	(38,566,557)

Net income (loss) before income taxes	(264,555,523)	(19,986,843)	(246,495,102)	(41,625,851)
Income tax benefit (expense)	-	-	-	-

Net income (loss) attributable to Camber Energy, Inc.	(264,555,523)	(19,986,843)	(246,495,102)	(41,625,851)
Less preferred dividends	-	-	(6,676,994)	(3,871,849)

Net income (loss) attributable to common stockholders	$(264,555,523)	$(19,986,843)	$(253,172,096)	$(45,497,700)

Income (loss) per weighted average Number of common shares outstanding - basic and diluted	$(1.63)	$(1.01)	$(3.10)	$(7.46)

Weighted average number of common shares outstanding
Basic and Diluted	161,892,534	19,815,872	81,599,069	6,102,942

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
	2021	2020

Cash flows from operating activities:

Net loss	$(246,495,102)	$(41,625,851)

Adjustments to reconcile net loss to cash provided (used) by operating activities
Stock-based compensation	1,536,895	199,502
Depreciation, depletion, amortization and accretion	9,458	10,337
Bad debt expense	-	115,719
Change in fair value of derivative liability	222,688,936	37,516,652
(Equity) deficit in earnings of unconsolidated entity	18,339,293	1,182,952
Changes in operating assets and liabilities
Accounts receivable	(2,894)	30,676
Prepaid expenses and other assets	(107,872)	(65,629)
Accounts payable and accrued expenses	1,827,527	(305,132)

Net cash provided (used ) in operating activities	(2,203,759)	(2,940,774)

Cash flows from investing activities:
Cash paid for Issuance of Notes Receivable		(9,200,000)
Cash paid for Viking investment	(11,000,000)

Net cash provided (used) in investing activities	(11,000,000)	(9,200,000)

Cash flows from financing activities:
Proceeds from long-term debt	2,500,000	-
Proceeds from issuance of Series C Preferred Stock	15,000,000	11,000,000

Net cash provided (used) in financing activities	17,500,000	11,000,000

Net increase (decrease) in cash	4,296,241	(1,140,774)
Cash, beginning of period	868,548	2,253,739

Cash, end of period	$5,164,789	$1,112,965

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$2,848
Taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) Nine Months Ended September 30, 2021 and 2020

	Series C		Series E		Series F		Series B		Series C						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Stockholders'
	Number Of Shares	Preferred Stock	Number Of Shares	Preferred Stock	Number Of Shares	Preferred Stock	Number Of Shares	Preferred Stock	Number Of Shares	Preferred Stock	Number Of Shares	Common Stock	Paid In Capital	Accumulated Deficit	(Deficit) Equity

For the nine months ended September 30, 2021

Balances, December 31, 2020	2,093	$5,946,052	-	$-	-	$-	-	$-	-	$-	25,000,000	$25,000	$209,362,384	$(311,612,946)	(102,225,562)

Common Shares issued for:
Conversion of Series C Preferred Stock	-	-	-	-	-	-	-	-	(1,613)	(2)	168,733,163	168,733	126,860,841	-	127,029,572
True-Up Shares	-	-	-	-	-	-	-	-	-	-	54,330,153	54,331	45,740,826	-	445,795,157
Conversion of Debenture	-	-	-	-	-	-	-	-	-	-	-	-		-	-
Issuance of Common Shares for Consulting Fees	-	-	-	-	-	-	-	-	-	-	1,500,094	1,500	1,493,358	-	1,494,858
Warrants issued for compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Equity contribution	-	(11,208,840)	-	-	-	-	-	-	-	-	-	-	11,208,840	-	11,208,840
Warrants issued for compensation	-	-	-	-	-	-	-	-	-	-	-	-	42,037	-	42,037
Issuance of Series C Preferred Shares for Cash Proceeds	1,890	6,164,308	-	-	-	-	-	-	-	-	-	-	(6,164,308)	-	(6,164,308)
Series c value adjustment		512,686	-	-	-	-	-	-	-	-	-	-	(512,686)	-	(512,686)
Issuance of Series C Preferred Shares for Cash Proceeds	-	-	-	-	-		-	-	1,575	2	-	-	2,881,038	-	2,881,040
Change in fair value of Series C shares	-		-	-	-	-	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	-	-	-	(1)		-	1
Transfer of Series C Preferred Stock to Permanent Equity	(3,983)	(1,414,206)	-	-	-	-	-	-	3,983	4	-	-	1,414,202	-	1,414,206
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(246,495,102)	(246,495,102)

Balances September 30, 2021	-	$-	-	$-	-	$-	-	$-	3,945	$4	249,563,410	$249,563	$392,326,532	$(558,108,048)	$(165,531,949)

For the nine months ended September 30, 2020

Balances, December 31, 2019	2,294	$13,481,663	-	$-	-	$-	-	$-	-	$-	4,709,167	$4,709	$176,103,308	$(251,596,612)	(75,488,595)

Common Shares issued for:
Conversion of Series C Preferred Stock	(756)	(1,734,472)	-	-	-	-	-	-	-	-	20,114,319	20,114	18,569,610	-	18,589,724
True-Up Shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Payment of Consulting Fees	-	-	-	-	-	-	-	-	-	-	176,514	177	209,325	-	209,502
Issuance of Series C Preferred Shares for Cash Proceeds	1,155	5,392,152	-	-	-	-	-	-	-	-	-	-	(5,392,152)	-	(5,392,152)
Change in fair value of Series C shares	-	(11,836,205)	-	-	-	-	-	-	-	-	-	-	11,836,205	-	11,836,205
Other	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net Loss														(41,625,851)	(41,625,851)

Balances September 30, 2020	2,693	$5,303,138	-	$-	-	$-	-	$-	-	$-	25,000,000	$25,000	$201,326,296	$(293,222,463)	$(91,871,167)

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

NOTE 3 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $246,495,102 for the nine months ended September 30, 2021 as compared to a net loss of $41,625,851 for the nine months ended September 30, 2020. The 2021 loss was comprised of, among other things, certain non-cash items with a total net impact of $(242,574,582) including: (i) a loss on derivative liability of $222,688,936 (ii) Loss in earnings of unconsolidated entity of $18,339,293 (iii) stock-based compensation of $1,536,895; and (iv) Depreciation, depletion and accretion of $9,458.

As of September 30, 2021, the Company has a stockholders’ deficit of $(165,531,949) and total Long-Term Debt of $20,500,000.

As of September 30, 2021, the Company has a working capital deficiency of approximately $172.4 million. The largest component of current liabilities creating this working capital deficiency is a derivative liability of $174.9 million.

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

Amounts presented in the consolidated balance sheet as of December 31, 2020 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of and for the three and nine month periods ended September 30, 2021 and 2020 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Camber’s latest Annual Report filed with the SEC on Form 10-KT. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

As of September 30, 2021 and December 31, 2020, the significant inputs to the Company’s derivative liability relative to the Series C Preferred Stock were Level 3 inputs.

Assets and liabilities measured at fair value as of and for the three and nine months ended September 30, 2021 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Loss (three months ended September 30, 2021)	Loss (nine months ended September 30, 2021)

Financial liabilities:
Derivative liability- Series C Preferred Stock			$174,864,402	(256,855,721)	(222,688,936)
	$-	$-	$174,864,402	(256,855,721)	$(222,688,936)

Assets and liabilities measured at fair value as of December 31, 2020 and losses for the three and nine months ended September 30, 2020 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Losses) (three months ended September 30, 2020	Total (Losses) (nine months ended September 30, 2020

Financial liabilities:
Derivative liability - Series C preferred Stock			$93,981,234	(17,930,335)	(37,516,652)
	$-	$-	$93,981,234	$(17,930,335)	(37,516,652)

 Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. At September 30, 2021 and December 31, 2020, the Company’s cash in excess of the federally insured limit was $4,914,789 and $618,548, respectively. Historically, the Company has not experienced any losses in such accounts. The Company had no cash equivalents at September 30, 2021 and December 31, 2020, respectively

Accounts Receivable

Accounts receivable, net, include amounts due for oil and gas revenues from prior month production. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. At September 30, 2021 and December 31, 2020 there were no allowances for doubtful accounts.

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

No impairment expense was recorded for the three and nine months ended September 30, 2021 or 2020

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

Income (loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding and adjusted by any effects of warrants and options outstanding during the period. At September 30, 2021 and December 31, 2020 there were 471,015,536 and 109,766,938 common stock equivalents that were anti-dilutive, respectively.

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

Subsequent events

The Company has evaluated all subsequent events from September 30, 2021 through the date of filing of this report.

NOTE 5 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the nine months ended September 30, 2021. The allocation between the classifications is based on the relationships summarized in the Company’s annual analysis of reserves as of December 31, 2020. The Adjustments column reflects depletion and all other increases or decreases that occurred during the nine months ended September 30, 2021:

	December 31, 2020	Depletion and Adjustments	September 30, 2021

Proved developed producing oil and gas properties
United States cost center	$78,433,316	$-	$78,433,316
Accumulated depreciation, depletion and amortization	(78,358,439)	(3,605)	(78,362,044)
Proved developed producing oil and gas properties, net	$74,877	$(3,605)	$71,272

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

For the three and nine months ended September 30, 2021 and 2020, the Company recorded $0 and $0 impairments, respectively.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED ENTITIES

The Company accounts for its investment for its investments in Viking and Elysium (until the Company’s Elysium interest was assigned to Viking on December 23, 2020) under the equity method.  The Company owns 0% of Elysium as of September 30, 2021 and December 31, 2020, respectively (25% from February 3, 2020 to December 23, 2020)

Table below shows the changes in the investments in unconsolidated entities for the nine-month period ended September 30, 2021 and the nine months ended December 31, 2020.

	September 30, 2021	December 31, 2020
Carrying amount – beginning of period	$15,830,538	$957,169
Investment in Viking	29,900,000	20,274,909
Proportionate Share of (losses)	(18,339,293)	(5,401,540)

Carrying amount - ending	$27,391,246	$15,830,538

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the future retirement of oil and natural gas properties for the nine months ended September 30, 2021 and the nine months ended December 31, 2020.

	September 30, 2021	December 31, 2020
Carrying amount at beginning of period	$46,748	$71,150
Acquisition of Viking	-	-
Accretion	5,854	58,25
Dispositions		(30,227)
Revisions of previous estimates		5,825
Carrying amount at end of period	$52,602	$46,748

NOTE 8 – LONG TERM DEBT

Long-term debt obligations of Camber Energy, Inc.:

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at maturity on January 1, 2024. The Note is secured by lien on substantially all of the Company’s assets.	$6,000,000	$6,000,000

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at maturity on January 1, 2024. The Note is secured by first lien on the Company’s ownership in Viking.	12,000,000	12,000,000

Note payable to Discover Growth Fund, LLC pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by lien on substantially all of the Company’s assets.	2,500,000	-

Total long-term debt	20,500,000	18,000,000
Less current portion	-	-
	$20,500,000	$18,000,000

The above notes are subject to cross defaults of the Company’s Series C Preferred stock and have been in default at various times.  As of the day of filing of this report all instances of default have been settled.  (See note 13)

NOTE 9 – DERIVATIVE LIABILITIES

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

Activities for derivative Series C Preferred Stock derivative liability during the nine months ended September 30, 2021 and the nine months ended December 31, 2020 were as follows:

	2021	2020
Carrying amount at beginning of period	$93,981,234	$77,636,666
Issued Series C preferred shares	46,238,850	15,412,950
Change in Fair value	222,688,936	41,878,821
Settlement of Obligation (issuance of common shares)	(188,044,268)	(40,947,203)
Carrying amount at end of period	$174,864,402	$93,981,234

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

NOTE 12 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Oil and Gas Contracts

The following table disaggregates revenue by significant product type for the three and nine months ended September 30, 2021 and 2020 respectively:

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Oil sales	$71,495	$21,789	$185,447	$88,248
Natural gas sales and liquids	31,696	11,900	80,635	34,340
Total oil and gas revenue from customers	$103,191	$57,458	$266,082	$180,046

NOTE 13 – STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2021, the Company issued 1,500,094 shares of restricted common stock to service providers in consideration for investor relations and marketing services. The Company recognized $1,494,858, based on the grant date fair value of the Company’s common stock, in share-based compensation expense.

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

As of September 30, 2021 and December 31, 2020, the Company had no Series A Convertible Preferred Stock issued or outstanding.

Series B Redeemable Convertible Preferred Stock

As of September 30, 2021 and December 31, 2020, the Company had no Series B Redeemable Convertible Preferred Stock issue and outstanding.

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

Series C Redeemable Convertible Preferred Stock

On February 3, 2020, the Company sold 525 shares of Series C Preferred Stock for total proceeds of $5 million. In the event the Merger Agreement entered into with Viking in February 2020 is terminated for any reason, we (until June 22, 2020, when such terms were amended) these shares were required to be redeemed at a 110% premium, in an aggregate amount equal to $5,775,000. Because of the previous redemption requirement and due to certain redemption features, which are outside the control of the Company, the Series C Preferred Stock is classified as temporary equity on the March 31, 2021 and December 31, 2020 balance sheets. Temporary equity is a security with redemption features that are outside the control of the issuer, is not classified as an asset or liability in conformity with GAAP, and is not mandatorily redeemable.  In addition, the Series C Preferred Stock contains an embedded derivative and an additional derivative upon conversion.  (See note 9)

On January 8, 2021, the Company issued 1,890 shares of Camber’s Series C Preferred Stock to EMC Capital Partners, LLC, one of Viking’s lenders, in full satisfaction of a secured promissory note previously issued by Viking to EMC, accrued interest and certain other liabilities totaling approximately $18,900,000.  The issuance was recorded as an additional investment by the Company in Viking

As of September 30, 2021, Discover was not owed any common shares in connection with previous conversion notices as a result of the extension of the Measurement Period.

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

As of September 30, 2021 and December 31, 2020, the Series C Preferred shares were convertible into a substantial number of the Company’s common shares which could result in significant dilution of the Company’s existing shareholders. If the outstanding Series C Preferred were converted as of September 30, 2021 and December 31, 2020, the Company estimates that the following common shares would be required to be issued to satisfy the conversion of the Series C Preferred shares:

	September 30, 2021	December 31, 2020
Estimated number of shares issuable for conversion at $3.25 per share	12,138,462	6,440,000
Estimated number of common shares required to satisfy Conversion Premium using VWAP at period end	458,776,764	103,226,626
	470,776,764	109,666,626

Additionally. if the Series C preferred shares were converted on the above dates, the Company could be required to issue additional common shares (true-up shares).

The Certificates of Designations with respect to the Company’s Series C Preferred Stock  (the “COD”) and/or the Stock Purchase Agreements regarding the sale of such Series C Preferred Stock (the “SPA”), contains covenants requiring the Company to timely file all reports required to be filed by the Company pursuant to the Exchange Act (the “Filing Requirement”).  The Company did not satisfy the Filing Requirement and, consequently, on or about March 9, 2022, the preferred stockholders, Discover and Antilles, filed a Verified Complaint against the Company (the “Discover/Antilles Complaint”) as a result of the default by the Company under the CODs.  A default under the COD and/or SPA is also considered an event of default under each of the Promissory Notes executed by the Company in favor of Discover (collectively, the “Discover Notes”) (see subsequent events), and upon an event of default under the Discover Notes, Discover may, at its option, declare the principal and any and all interest then accrued thereon, at once due and payable, and exercise any other rights under applicable agreements.  Discover did not exercise its right to declare the amount owing under the Discover Notes immediately due and payable, but Failure by Discover to exercise such right does not constitute a waiver of the right to exercise the same in the event of any subsequent default.  As of April 18, 2022, Discover, Antilles and the Company entered into a Settlement Agreement to settle the Discover/Antilles Complaint, and the Settlement Agreement was approved by the Court on or about May 12, 2022.  If the Company fails to satisfy future Filing Requirements, it would be considered a default under the CODs and SPA’s, which in turn would constitute an event of default under the Discover Notes.

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

The following is a summary of the Company’s outstanding warrants at September 30, 2021:

Warrants		Exercise	Expiration	lntrinsic Value at
Outstanding		Price ($)	Date	September 30, 2021

3	(1)	$195,312.50	September 12, 2022	$-
32	(2)	$12,187.50	May 24, 2023	$-
100,000	(3)	$0.705	April 25, 2022	$-

100,035				$-

(1)	Warrants issued in connection with funding. The warrants were exercisable on the grant date (September 12, 2017) and remain exercisable until September 12, 2022.
(2)

Warrants issued in connection with a Severance Agreement with Richard N. Azar II, the Company’s former Chief Executive Officer. The warrants were exercisable on the grant date (May 25, 2018) and remain exercisable until May 24, 2023.

(3)	Warrants issued to a consultant for services and are exercisable until April 25, 2022.

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

Under the 2010 Incentive Plan, 58 shares of the Company’s common stock are authorized for initial issuance or grant, under the 2012 Incentive Plan, 96 shares of the Company’s common stock are authorized for initial issuance or grant, and under the 2014 Incentive Plan, as amended, 2,500,000 shares of the Company’s common stock are authorized for issuance or grant. As of September 30, 2020, there was an aggregate of 1 share available for issuance or grant under the 2010 Incentive Plan, 5 shares were available for issuance or grant under the 2012 Incentive Plan and an aggregate of approximately 1,999 securities were available for issuance or grant under the 2014 Incentive Plan as amended for future issuances and grants, respectively. The number of securities available under the 2010, 2012 and 2014 Plans is reduced one for one for each security delivered pursuant to an award under the Plans. Any issued or granted security that becomes available due to expiration, forfeiture, surrender, cancellation, termination or settlement in cash of an award under the Incentive Plans may be requested and used as part of a new award under the Plans.

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

NOTE 15 – INCOME (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per share for the nine months ended September 30, 2021 and 2020, was as follows:

	Nine Months Ended September 30,
	2021	2020
Numerator:
Income (loss)	$(246,495,102)	$(41,625,851)
Less preferred dividends	(6,676,994)	(3,871,849)
Net income (loss) attributable to common stockholders	$(253,172,096)	$(45,497,700)
Denominator Weighted average share – basic	81,599,069	6,102,942
Dilutive effect of common stock equivalents Options/warrants	—	—
Preferred C shares	—	—
Denominator Total Weighted average shares – diluted	81,599,069	6,102,942
Income (loss) per share – basic Continuing operations	$(3.10)	$(7.46)
Income (loss) per share – diluted Continuing Operations	$(3.105)	$(7.46)

NOTE 16 – SUBSEQUENT EVENTS

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

Share Issuances & Consulting Arrangements

Between September 30, 2021 and January 6, 2022, the Company issued 14,495,827 shares of common stock to EMC Capital Partners, LLC (“EMC“) in connection with the conversion by EMC of shares of the Company’s Series C Preferred Stock.

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

Series C Preferred Stock

Conversions of Series C Stock in 2021:

From October 1, 2021 through December 31, 2021, Discover did not convert any  shares of Series C Preferred Stock.

From October 1, 2021 through December 31, 2021, EMC converted 59 shares of Series C Preferred Stock into approximately 7,569,561 shares of common stock.

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

Going Concern Qualification

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated net loss of $246,495,102 for the nine months ended September 30, 2021 as compared to a net loss of $41,625,851 for the nine months ended September 30, 2020. The 2021 loss was comprised of, among other things, certain non-cash items with a total net impact of $(242,574,582) including: (i) a loss on derivative liability of $222,688,936 (ii) Loss in earnings of unconsolidated entity of $18,339,293 (iii) stock-based compensation of $1,536,895; and (iv) Depreciation, depletion and accretion of $9,458.

As of September 30, 2021, the Company has a stockholders’ deficit of $(165,531,9493) and total Long-Term Debt of $20,500,000.

As of September 30, 2021, the Company has a working capital deficiency of approximately $172.4 million. The largest components of current liabilities creating this working capital deficiency is a derivative liability of $176 million.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and nine months ended September 30, 2021 and 2020, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-KT for the year ended December 31, 2020.

Liquidity and Capital Resources

As of September 30, 2021, and December 31, 2020, the Company had $5,164,789 and $868,548 in cash holdings, respectively.

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Revenue

The Company had gross revenues of $103,191 for the three months ended September 30, 2021, as compared to $57,458 for the three months ended September 30, 2020, reflecting an increase of $45,733. This increase in revenue is a result of an increase in oil and gas realized prices in 2021.

Expenses

The Company’s operating expenses increased to $1,023,497 for the three-month period ended September 30, 2021, from $885,100 in the corresponding prior period. Lease operating costs increased by $9,313 to $38,661 for the three-month period ended September 30, 2021 as compared to $29,348 for the three-month period ended September 30, 2020, due to lower realized production levels. DD&A expense was relatively unchanged at $1,906 for the three months ended September 30, 2021 as compared to $2,837 for the three months ended September 30, 2020. General and administrative expenses and stock-based compensation combined reflected an increase of $130,015 to $982,930, when compared to $852,915 in the corresponding prior period.

Income (loss) from Operations

The Company generated a loss from operations for the three months ended September 30, 2021 of $(920,306), when compared to a loss from operations of $(827,642) for the three months ended September 30, 2020.

Other Income (Expense)

The Company had other (expense) of $(263,635,217) for the three months ended September 30, 2021, as compared to other (expense) of $(19,159,201) for the three months ended September 30, 2020. This significant difference is primarily a result of the Company’s stock price and its impact on our derivatives.

Net Income (Loss)

The Company had net loss of $(264,555,523) during the three-month period ended September 30, 2021, compared with a net loss of $(19,986,843) for the three-month period ended September 30, 2020, a $244,568,680 difference primarily as a result of the items discussed above.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Revenue

The Company had gross revenues of $266,082 for the nine months ended September 30, 2021, as compared to $180,046 for the nine months ended September 30, 2020, reflecting an increase of $86,036. This increase in revenue is a result of an increase in oil and gas realized prices in 2021.

Expenses

The Company’s operating expenses increased to $4,271,528 for the nine-month period ended September 30, 2021, from $3,239,340 in the corresponding prior period. Lease operating costs decreased by $100,263 to $98,140 for the nine-month period ended September 30, 2021 as compared to $198,403 for the nine-month period ended September 30, 2020, due to lower realized production levels. DD&A expense was relatively unchanged at $9,458 for the nine months ended September 30, 2021 as compared to $10,337 for the nine months ended September 30, 2020. General and administrative expenses and stock-based compensation combined reflected an increase of $1,133,330 to $4,163,930, when compared to $3,030,600 the corresponding prior period.

Income (loss) from Operations

The Company generated a loss from operations for the nine months ended September 30, 2021 of $4,005,446 when compared to a loss from operations of $3,059,294 for the nine months ended September 30, 2020.

Other Income (Expense)

The Company had other (expense) of $(242,486,656) for the nine months ended September 30, 2021, as compared to other (expense) of $(38,566,557) for the nine months ended September 30, 2020. This significant difference is primarily a result of the Company’s stock price and its impact on our derivatives.

Net Income (Loss)

The Company had net loss of $(246,495,102) during the nine-month period ended September 30, 2021, compared with a net loss of $(41,625,851) for the nine-month period ended September 30, 2020, a $204,869,251 difference primarily as a result of the items discussed above.

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

The fair value of the derivative liability relating to the Conversion Premium for any outstanding Series C Shares is equal to the cash required to settle the Conversion Premium. The fair value of the potential True-Up share obligation has been estimated using a binomial pricing mode and the lesser of the conversion price or the low closing price of the Company’s stock subsequent to the conversion date. and the historical volatility of the Company’s common stock. (See note 9)

The following tables present a range of estimates of the number of shares potentially issuable to settle future conversions of the Series C Preferred Stock outstanding at September 30, 2021, including the conversion premiums, reflecting consideration of all provisions that pertain to the computation of settlements as follows:

Estimate of Common Shares Due to Series C Pref. Shareholders (assuming Dividends/Conversion Premium are paid in stock as opposed to cash)

Series C Pref. Shares
Outstanding - September 30, 2021	3,945
Assume Triggering Event	Yes

Low VWAP During Measurement Period - $0.3475		Low VWAP During Measurement Period - $0.50		Low VWAP During Measurement Period - $1.00

Conversion Price for Preferred Stock	$3.25	Conversion Price for Preferred Stock	$3.25	Conversion Price for Preferred Stock	$3.25
VWAP during Measurement Period	$0.3475	VWAP during Measurement Period	$0.5000	VWAP during Measurement Period	$1.0000
Price for Calculating Conversion Premium (i.e. 85% of VWAP less $0.10)	$0.1954	Price for Calculating Conversion Premium (i.e. 85% of VWAP less $0.10)	$0.3250	Price for Calculating Conversion Premium (i.e. 85% of VWAP less $0.10)	$0.7500
Series C Pref Shares	$3,945	Series C Pref Shares	$3,945	Series C Pref Shares	3,945
Face value per share	$10,000	Face value per share	$10,000	Face value per share	$10,000
Total value	$39,450,000	Total value	$39,450,000	Total value	$39,450,000
Annual Conversion Premium	$13,787,775	Annual Conversion Premium	$13,787,775	Annual Conversion Premium	$13,787,775
Total conversion Premium (7 years worth of dividends)	$96,514,425	Total conversion Premium (7 years worth of dividends)	$96,514,425	Total conversion Premium (7 years worth of dividends)	$96,514,425.00
Underlying common shares for Face Value Portion	12,138,462	Underlying common Shares for Face Value Portion	12,138,462	Underlying common shares for Face Value Portion	12,138,462
Underlying common shares for Conversion Premium	493,932,574	Underlying common shares for Conversion Premium	296,967,462	Underlying common shares for Conversion Premium	128,685,900
Total Potential Shares	506,071,036	Total Potential Shares	309,105,923	Total Potential Shares	140,824,362

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

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

There were no changes in Internal Control Over Financial Reporting during the quarter ended September 30, 2021.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of September 30, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2021, the Company issued unregistered equity securities as described below:

The Company issued to one of its preferred stockholders 10,360,076 shares of common stock due under the stockholder’s prior conversions of Series C Preferred Stock into common stock.  The shares were issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering.

The Company issued to one of its preferred stockholders a total of 148,922,664 shares of common stock pursuant to the stockholder’s conversions of Series C Preferred Stock into common stock.  The shares were issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering.

The Company issued to another of its preferred stockholders 4,874,703 shares of common stock pursuant to the stockholder’s conversions of Series C Preferred Stock into common stock.  The shares were issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering.

The Company issued 450,000 shares of common stock to a consultant for services provided by the consultant to the Company.  The issuance of the foregoing securities was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

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

