Form 10-K
period 2021-12-31
CAMBER ENERGY, INC.
filed 2022-05-20
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to ___________

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

As of June 30, 2021 (the date of the registrant’s most recently completed second fiscal quarter, prior to its determination to change its fiscal year end), the aggregate market value of the shares of the registrant’s common equity held by non-affiliates was approximately $22,500,000 using the June 30, 2021 closing price of the registrant’s common stock of $0.45/share. Shares of the registrant’s common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be “affiliates” of the registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally located in the material set forth under the headings “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, and “Properties” but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others:

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

Change in Fiscal Year End

On February 4, 2021, the Board of Directors of the Company approved changing the Company’s fiscal year from a fiscal year ending on March 31 of each year to a fiscal year ending on December 31 of each year. As a result of this change, all 2020 data is for the nine-month transition period from April 1, 2020, to December 31, 2020. The Company’s fiscal year 2021 commenced on January 1, 2021.

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

In November 2021, the Company believed it had determined the appropriate accounting treatment and filed an amended Annual Report on Form 10-K/A for the year ended March 31, 2020, inclusive of restated comparative financial statements for the year ended March 31, 2019, an amended Quarterly report on Form 10-Q/A for the three months ended June 30, 2020, and an amended quarterly report on Form 10-Q/A for the three- and six-month periods ended September 30, 2020.

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

 General

Camber, a Nevada corporation, is based in Houston, Texas. We are currently primarily engaged in the acquisition, development and sale of crude oil, natural gas and natural gas liquids from various known productive geological formations in Kansas, Louisiana and Texas, and hold interests in non-producing wells in Mississippi. Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc., effective June 9, 2006, and effective January 4, 2017, the Company changed its name to Camber Energy, Inc. With the acquisition of a majority interest in Viking Energy Group, Inc. described herein, the Company’s business plan is to acquire a majority interest in assets or entities in the energy sector, including engaging in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor.

Viking Investment

On December 23, 2020, Camber entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Viking Energy Group, Inc. (“Viking”) to acquire (the “Viking Acquisition” or the “Acquisition”) 26,274,510 shares of Viking’s common stock, constituting 51% of the issued common stock of Viking (the “Initial Viking Shares”), in consideration of (i) the payment of $10,900,000 in cash by Camber to Viking, which was retained by Viking (the “Cash Purchase Price”), and (ii) Camber canceling $9,200,000 in promissory notes previously issued to Camber by Viking (the February 3, 2020 promissory note for $5,000,000 and the June 25, 2020 promissory note for $4,200,000, collectively the “Viking Notes”) along with accrued interest. Pursuant to the Purchase Agreement, Viking is generally obligated (subject to certain limitations) to issue additional shares of Viking common stock to Camber to ensure that Camber shall own at least 51% of the common stock of Viking through July 1, 2022.

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

As a result of these three investments, the Company owned approximately 61% of the outstanding common shares of Viking as of December 31, 2021.

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

Exchange Agreement, Promissory Notes and Security Agreements with the Investor

On December 11, 2020, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Discover, the sole shareholder of the Company’s Series C Preferred Stock at that time. The transactions contemplated by the Exchange Agreement closed on December 11, 2020. Pursuant to the Exchange Agreement, as an accommodation to the Company, and in order to reduce the potential dilutive impact of the Series C Preferred Stock, by reducing the number of outstanding shares of Series C Preferred Stock, Discover exchanged 600 shares of Series C Preferred Stock (the “Exchanged Shares”), with an aggregate face value of $6,000,000 (600 shares each with a face value of $10,000 per share), for a $6,000,000 secured Promissory Note (the “December 11th Investor Note”), and the 600 Preferred Shares were cancelled.

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

As described above, in connection with the Viking Investment, on December 23, 2020, the Company (i) borrowed an additional $12,000,000 from Discover; (ii) issued Discover a promissory note in the principal amount of $12,000,000 (“the December 23rd Investor Note”), accruing interest at the rate of 10% per annum and maturing December 11, 2022; (iii) granted Discover a first-priority security interest in the Initial Viking Shares and the Company’s other assets (the “ December 23rd Pledge Agreement”), and a general security agreement (the December 23rd Security Agreement), respectively; and (iv) entered into an amendment to the December 11th Investor Note, amending the acceleration provision of the note to provide that the note repayment obligations would not accelerate if Camber had increased its authorized capital stock by March 11, 2021, which requirement was satisfied.

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

The December 11th Investor Note, the December 23rd Investor Note and the April 23rd Investor Note are referred to herein collectively as, the “Discover Notes”)

Effective July 9, 2021, Camber and Discover executed amendments to each of Discover Notes, pursuant to which (i) the Maturity Date of each of Discover Notes was extended from December 11, 2022, to January 1, 2024; and (ii) Discover is permitted to convert amounts owing under each of Discover Notes into shares of common stock of Camber at a fixed price of $1.25 per share, subject to 9.99% beneficial ownership limitations.

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

Effective December 24 2021, the Company executed amendments to the Discover Notes, pursuant to which: (i) the Maturity Date of each Promissory Note was extended from January 1, 2024 to January 1, 2027; (ii) the conversion price was increased from $1.25 to $1.50 per share of common stock; and (iii) the interest rate was decreased from 10% per annum to the WSJ Prime Rate.

Other Agreements:

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

On April 14, 2021, the Company, with the approval of the Board of Directors of the Company and the holders of the Company’s Series C Preferred Stock, filed a certificate of correction with the Secretary of State of Nevada to correct the original designation of the Series C Preferred Stock, the first amended and restated designation, and the second amended and restated designation thereof to correct certain errors which were identified in such designations, which failed to clarify, in error, that (A) Section I.D.2(e) of the original Certificate of Designation (the “Designation”) implicitly excluded as “Deemed Liquidation Event,” an event or proposal that was initiated by or voted upon by the holder of the Series C Redeemable Convertible Preferred Stock (the “Preferred Shares”), and the Designation has been clarified to expressly exclude such occurrence, (B) Section I.F.4 of the Designation failed to include language to clarify the Corporation is not obligated to redeem the Preferred Shares for cash for any reason that is not solely within the control of the Corporation, (C) Section 1.G.1 of the Designation mistakenly included two subsection b’s where only one was intended, and the unintended subsection b. has been removed, (D) Section I.G.1(e) of the Designation failed to include language to clarify that the Corporation not having sufficient authorized but unissued shares, solely within the control of the Corporation and excluding any event that is not solely within the control of the Corporation, is not a reason that would otherwise trigger the obligations in such section, (E) Sections I.G.1(f) and (g) of the Designation failed to include language to clarify the particular obligations apply only if the Corporation has sufficient authorized and unissued shares, (F) Section I.G.7.e of the Designation mistakenly referenced the incorrect Conversion Price, (G) Section 1.G.9 of the Designation failed to include language to clarify the maximum number of common shares that could be potentially issuable with respect to all conversions and other events that are not solely within the control of the Corporation, that the Dividend Maturity Date is to be indefinitely extended and suspended until sufficient authorized and unissued shares become available, the number of shares required to settle the excess obligation is fixed on the date that net share settlement occurs and that all provisions of the Designation are to be interpreted so that net share settlement is within the control of the Corporation.

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

Industry Segments

For the year ended December 31, 2021 and the nine months ended December 31, 2020, our operations were all crude oil and natural gas exploration and production.

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

Employees

The Company now has 9 fulltime employees, all working at the Company’s office in Houston, Texas. Outside of the Houston operation, the Company continues to retain outside consultants as needed, involved in business development, business analysis, financial consulting, web programming and designing, execution and support of the Company’s business.

Reports to Securities Holders

The Company provides its annual report that includes its audited financial information to its shareholders upon written request. The Company also makes its financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Exchange Act. The Company is subject to disclosure filing requirements including filing Form 10-K’s annually and Form 10-Q’s quarterly. In addition, the Company files Form 8-K and other proxy and information statements from time to time as required.

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Pursuant to a December 31, 2019 Redemption Agreement entered into between us and the prior owners of Lineal, we entered into a new unsecured promissory note in the amount of $1,539,719 with Lineal, evidencing the outstanding amount of a prior July 2019 promissory note, together with additional amounts loaned by us to Lineal through December 31, 2019 (the “December 2019 Lineal Note”); and loaned Lineal an additional $800,000, which was evidenced by an unsecured promissory note in the amount of $800,000, entered into by Lineal in favor of Camber on December 31, 2019 (“Lineal Note No. 2”). The December 2019 Lineal Note and Lineal Note No. 2, accrue interest, payable quarterly in arrears, beginning on March 31, 2020 and continuing until December 31, 2021, when all interest and principal is due, at 8% and 10% per annum (18% upon the occurrence of an event of default), respectively. The December 2019 Lineal Note and Lineal Note No. 2 are unsecured. Due to the impact of COVID-19 on its operations, Lineal notified the Company that it currently has insufficient liquidity to make scheduled interest payments due under the notes. As of December 31, 2021, Lineal is in arrears for interest due since July 1, 2020. As of December 31, 2021, the Company has fully reserved the note receivable and all accrued, but unpaid interest in its allowance for bad debts.

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

The timeline and potential magnitude of the COVID-19 outbreak is currently unknown. The continuation or amplification of this virus could continue to more broadly affect the United States and global economy, including our business and operations, and the demand for oil and gas (as it has already). For example, a significant outbreak of coronavirus or other contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect our operating results. In addition, the effects of COVID-19 and concerns regarding its global spread have recently negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the price we receive for oil and natural gas and materially and adversely affected the demand for and marketability of our production. As the potential impact from COVID-19 is difficult to predict, the extent to which it may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Part II - Item 9A. Controls and Procedures”, as of December 31, 2021, our CEO and CFO have determined that our disclosure controls and procedures were not effective, and such disclosure controls and procedures have not been deemed effective since approximately September 30, 2017. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 and determined that such internal control over financial reporting was not effective as a result of such assessment.

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

The price we receive for oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of reserves, the nature and scale of our operations and future rate of growth. Oil, NGL and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. In general, our financial results are more sensitive to movements in oil prices. The price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude rising from a low of $27 in February 2016 to a high of $76 in October 2018, then, in 2020, dropping below $20 per barrel due in part to reduced global demand stemming from the recent global COVID-19 outbreak, provided that pricing has since increased to over $100 per barrel prior to the filing of this Report. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity and our ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy, which would have a material adverse effect on our stock price and indebtedness.

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

During the six-month period from the date of the Filing Delinquency (the “Initial Cure Period”), the Exchange will monitor the Company and the status of the Report and any subsequent delayed filings, including through contact with the Company, until the Filing Delinquency is cured. If the Company fails to cure the Filing Delinquency within the Initial Cure Period, the Exchange may, in the Exchange’s sole discretion, allow the Company’s securities to be traded for up to an additional six-month period (the “Additional Cure Period”) depending on the Company’s specific circumstances. If the Exchange determines an Additional Cure Period is not appropriate, suspension and delisting procedures will commence in accordance with the procedures set out in Section 1010 hereof. If the Exchange determines that an Additional Cure Period of up to six months is appropriate and the Company fails to file its Delinquent Report and any subsequent delayed filings by the end of that period, suspension and delisting procedures will generally commence.

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

We have authorized capital stock consisting of 1,000,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of May 16, 2022 , we had (i) 414,290,116  shares of common stock outstanding and (ii) 5,200 designated shares of Series C Preferred Stock, 1,605 of which were outstanding (iii) 25,000 authorized shares of Series G Preferred Stock of which 7,908 were outstanding (each as described in greater detail below under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Description of Capital Stock”). As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, subject to the requirements of the NYSE American (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), which if issued could cause substantial dilution to our then stockholders. Shares of additional preferred stock may also be issued by our Board of Directors without stockholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have super voting rights and/or other rights or preferences which could provide the preferred stockholders with substantial voting control over us subsequent to the date of this filing and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

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

The Series C Preferred Stock provides that all applicable dividends, which initially accrued in the amount of 24.95% per annum and which increase or decrease subject to the terms of the Series C Preferred Stock, based on among other things, the trading price of the Company’s common stock, up to a maximum of 34.95% per annum, are due upon conversion or repayment/redemption (where applicable) thereof, for the full seven-year term of such securities.

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

Holders of Series C Preferred Stock Hold a Liquidation Preference in the Company.

Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company, prior to any distribution or payment made to the holders of Preferred Stock or Common Stock by reason of their ownership thereof, the Holders of Series C Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to each share of Series C Preferred Stock equal to $10,000.00, plus an amount equal to any accrued but unpaid Dividends thereon. Because the dividends currently require that interest be paid on the Face Value of between 24.95% and 34.95% per annum, for the entire seven-year term of the Series C Preferred Stock (even if payable sooner than seven years after the issuance date), the total liquidation value required to be paid to Discover upon a liquidation, dissolution or winding up of the Company is approximately $133.9 million. Because our net assets total less than $133.9 million, it is likely that our common stockholders would not receive any amount in the event the Company was liquidated, dissolved or wound up, and the Series C Preferred shareholders would instead receive the entire amount of available funds after liquidation.

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

The Company’s CEO and director, James Doris, holds 28,092 shares of Viking’s Series C Preferred Stock, with each share of Viking preferred stock entitling the holder to convert such share of Viking preferred stock into 28,092 shares of Viking common stock, and entitling the holder to 37,500 votes on all matters submitted to a vote of the stockholders of the Corporation on the later of: (i) July 1, 2022; or (ii) the date on which Camber Energy, Inc. (“Camber”) no longer owns or is entitled to own at least 51% of the outstanding shares of the Corporation’s Common Stock. By virtue of such preferred stock ownership, and the possibility of Camber owning less than 51% of the outstanding shares of common stock of the Company after July 1, 2022, Mr. Doris could control the election of the members of the Company’s Board of Directors and generally exercise control over the affairs of Viking. Pursuant to the December 23 Purchase Agreement, whereby the Company acquired 51% of Viking, Viking is generally obligated (subject to certain limitations) to issue additional shares of Viking common stock to Camber to ensure that Camber shall own at least 51% of the common stock of Viking through July 1, 2022, which effectively prohibits Mr. Doris from obtaining control over the affairs of Viking at least until July 1, 2022. There can be no assurance that after July 1, 2022, conflicts of interest will not arise with respect to Mr. Doris’s ownership of the preferred stock, or that such conflicts will be resolved in a manner favorable to the Company.

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

Oil and Natural Gas Properties

Current Operations and Business Information - Camber

As of December 31, 2021, the Company had leasehold interests (working interests) in properties producing from the Cline and Wolfberry formations, which were producing an average of approximately 43.7 net barrels of oil equivalent per day (“BOEPD”) from 18 active well bores. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. Our production sales totaled 7,994 BOE, net to our interest, for the year ended December 31, 2021. At December 31, 2021, Camber’s total estimated proved producing reserves were approximately 73,800 BOE, of which 48,400 Bbls were crude oil and NGL reserves and 152,400 Mcf were natural gas reserves.

The following tables set forth summary information with respect to Camber’s proved reserves as of December 31, 2021.

Reserves Category	Crude Oil (BBLs)	NGL (BBLs)	Natural Gas (MCF)	Total Proved (BOE) (1)

Proved Reserves
Developed	48,400	-	152,400	73,800
Developed Non-Producing	-	-	-	-
Undeveloped	-	-	-	-

Total Proved Reserves	48,400	-	152,400	73,800

Estimated Future Net Cash Flows				$2,251,600
10% annual discount for estimated timing of cash flows				(993,600)
Standardized Measure of Discounted Future Net Cash Flows - (PV10) (2)				$1,258,000

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

The following table presents certain information with respect to oil and natural gas production attributable to our interests in all of our properties in the United States, the revenue derived from the sale of such production, average sales prices received and average production costs during the year ended December 31, 2021 and the nine months ended December 31, 2020.

	Unit of	December 31,	December 31,
	Measure	2021	2020

Production
Oil	Barrels	4,242	3,319
Natural Gas	Mcf	13,067	11,093
NGL	Gallons	131,048	118,697
BOE		9,449	7,994

Sales
Oil	Barrels	$273,234	$109,570
Natural Gas	Mcf	40,186	13,910
NGL	Gallons	87,802	27,333
		$401,222	$150,813

Average Sales Prices
Oil	Barrels	$64.41	$33.01
Natural Gas	Mcf	$3.08	$1.25
NGL	Gallons	$.67	$.23

Production - Lease operating expenses		$134,684	$131,937

Average Cost of Production per BOE		$14.25	$16.51

Drilling and other exploratory and development activities

During the year ended December 31, 2021 and the nine months ended December 31, 2020, the Company had no gross or net wells that were in the process of being drilled, nor did we have any drilling plans or delivery commitments.

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

Holders

As of May 6, 2022, there were approximately 16,900 record holders of our common stock, not including holders who hold their shares in street name.

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

48

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

As of December 31, 2021 and 2020, the Company had no Series A Convertible Preferred Stock issued or outstanding.

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

The following tables present a range of estimates of the number of shares potentially issuable to settle future conversions of the Series C Preferred Stock outstanding at December 31, 2021, including the conversion premiums, reflecting consideration of all provisions that pertain to the computation of settlements as follows:

Estimate of Common Shares Due to Series C Pref. Shareholders (assuming Dividends/Conversion Premium are paid in stock as opposed to cash)

Series C Pref. Shares Outstanding - December 31, 2020	2,093
Assume Triggering Event	Yes

Low VWAP During Measurement Period - $0.3475		Low VWAP During Measurement Period - $0.50		Low VWAP During Measurement Period - $1.00

Conversion Price for Preferred Stock	$3.25	Conversion Price for Preferred Stock	$3.25	Conversion Price for Preferred Stock	$3.25
VWAP during Measurement Period	$0.3475	VWAP during Measurement Period	$0.5000	VWAP during Measurement Period	$1.0000
Price for Calculating Conversion Premium (i.e. 85% of VWAP less $0.10)	$0.1954	Price for Calculating Conversion Premium (i.e. 85% of VWAP less $0.10)	$0.3250	Price for Calculating Conversion Premium (i.e. 85% of VWAP less $0.10)	$0.7500
Series C Pref Shares	$2,093	Series C Pref Shares	$2,093	Series C Pref Shares	2,093
Face value per share	$10,000	Face value per share	$10,000	Face value per share	$10,000
Total value	$20,930,000	Total value	$20,930,000	Total value	$20,930,000
Annual Conversion Premium	$7,315,035	Annual Conversion Premium	$7,315,035	Annual Conversion Premium	$7,315,035
Total conversion Premium (7 years worth of dividends)	$51,205,245	Total conversion Premium (7 years worth of dividends)	$51,205,245	Total conversion Premium (7 years worth of dividends)	$51,205,245.00
Underlying common shares for Face Value Portion	6,440,000	Underlying common Shares for Face Value Portion	6,440,000	Underlying common shares for Face Value Portion	6,440,000
Underlying common shares for Conversion Premium	262,053,454	Underlying common shares for Conversion Premium	157,554,600	Underlying common shares for Conversion Premium	68,273,660
Total Potential Shares	268,493,454	Total Potential Shares	163,994,600	Total Potential Shares	74,713,660

Series C Pref. Shares Outstanding – December 31, 2021	3,886
Assume Triggering Event	No

Low VWAP During Measurement Period - $0.3475		Low VWAP During Measurement Period - $0.50		Low VWAP During Measurement Period - $1.00

Conversion Price for Preferred Stock	$3.25	Conversion Price for Preferred Stock	$3.25	Conversion Price for Preferred Stock	$3.25
VWAP during Measurement Period	$0.3475	VWAP during Measurement Period	$0.5000	VWAP during Measurement Period	$1.0000
Price for Calculating Conversion Premium (i.e. 95% of VWAP less $0.05)	$0.2801	Price for Calculating Conversion Premium (i.e. 95% of VWAP less $0.05)	$0.4250	Price for Calculating Conversion Premium (i.e. 95% of VWAP less $0.05)	$0.9000
Series C Pref Shares	2,093	Series C Pref Shares	2,093	Series C Pref Shares	2,093
Face value per share	$10,000	Face value per share	$10,000	Face value per share	$10,000
Total value	$20,930,000	Total value	$20,930,000	Total value	$20,930,000
Annual Conversion Premium	$7,315,035	Annual Conversion Premium	$7,315,035	Annual Conversion Premium	$7,315,035
Total conversion Premium (7 years worth of dividends)	$51,205,245	Total conversion Premium (7 years worth of dividends)	$51,205,245	Total conversion Premium (7 years worth of dividends)	$51,205,245
Underlying common shares for Face Value Portion	6,440,000	Underlying common Shares for Face Value Portion	6,440,000	Underlying common shares for Face Value Portion	6,440,000
Underlying common shares for Conversion Premium	182,810,586	Underlying common shares for Conversion Premium	120,482,929	Underlying common shares for Conversion Premium	56,894,717
Total Potential Shares	189,250,586	Total Potential Shares	126,922,929	Total Potential Shares	63,334,717

Series G Convertible Preferred Stock

On or about December 30, 2021, the Company filed with the State of Nevada a Certificate of Designations of Preferences, Powers, Rights and Limitations of Series G Redeemable Convertible Preferred Stock (the “COD”).

Pursuant to the COD, the Series G Redeemable Convertible Preferred Stock (“Series G Preferred Stock”) may be converted into shares of common stock at any time at the option of the holder at a price per share of common stock equal to one cent above the closing price of the Company’s common stock on the date of the issuance of such shares of Series G Preferred Stock, or as otherwise specified in the Stock Purchase Agreement, subject to adjustment as otherwise provided in the COD. Upon conversion, the Company will pay the holders of the Series G Preferred Stock being converted a conversion premium equal to the amount of dividends that such shares would have otherwise earned if they had been held through the maturity date.

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

Commencing on the date of the issuance of any such shares of Series G Preferred Stock, each outstanding share of Series G Preferred Stock will accrue cumulative dividends at a rate equal to 10.0% per annum, subject to adjustment as provided in the COD (to a maximum of 30% per annum), of the Face Value. Dividends will be payable with respect to any shares of Series G Preferred Stock upon any of the following: (a) upon redemption of such shares in accordance with the COD; (b) upon conversion of such shares in accordance with the COD; and (c) when, as and if otherwise declared by the board of directors of the Corporation.

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

Sales of Unregistered Securities

There have been no sales of unregistered securities during the year ended December 31, 2021, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as set forth below:

The Company issued to one of its preferred stockholders a total of 7,568,617 shares of common stock pursuant to the stockholder’s conversion of Series C Preferred Stock into common stock.  The shares were issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended or the Reform Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earning, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

The Company’s ability to raise capital and the terms thereof; and other factors referenced in this Form 10-K.

The use in this Form 10-K of such words as “believes”, “plans”, “anticipates”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements present the Company’s estimates and assumptions only as of the date of this report. Except for the Company’s ongoing obligation to disclose material information as required by the federal securities laws, the Company does not intend, and undertakes no obligation, to update any forward-looking statements.

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

PLAN OF OPERATIONS

Overview

The Company’s business plan is to engage in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor. The Company’s majority-owned investee, Viking Energy Group, Inc., has relationships with industry experts and formulated an acquisition strategy, with emphasis on acquiring under-valued, producing properties from distressed vendors or those deemed as non-core assets by larger sector participants. The Company does not focus on speculative exploration programs, but rather targets properties with current production and untapped reserves. The Company’s growth strategy includes the following key initiatives:

•	Acquisition of under-valued producing oil and gas assets

•	Employ enhanced recovery techniques to maximize production

•	Implement responsible, lower-risk drilling programs on existing assets

•	Aggressively pursue cost-efficiencies

•	Opportunistically explore strategic mergers and/or acquisitions

•	Actively hedge mitigating commodity risk

The following overview provides a background for the current strategy being implemented by management during the year ended December 31, 2021 and the nine months ended December 31, 2020.

Going Concern Qualification

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company generated a net loss of $169.7 million for the year ended December 31, 2021 (the “2021 Loss”) as compared to a net loss of $52.0 million for the nine-month period ended December 31, 2020. The 2021 Loss was comprised of certain non-cash items with a net impact of $163.8 million including: (i) a loss on changes in fair value of the derivative liability relating to the Series C Preferred Stock of $152.8 million; (ii) equity in loss of unconsolidated entity of $9.4 million (iii) and share based compensation of $1.6 million.

As of December 31, 2021, the Company had stockholders’ deficit of $71.8 million and total long-term debt of $21.5 million.

As of December 31, 2021, the Company has a working capital deficiency of approximately $90.7 million. The largest components of current liabilities creating this working capital deficiency was a derivative liability associated with our Series C Preferred Stock of $93.1 million.

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

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for the twelve months following the issuance of its financial statements for the year ended December 31, 2021. The Company’s ability to continue as a going concern is dependent upon its ability to utilize the resources in place to generate future profitable operations, to develop additional acquisition opportunities, and to obtain the necessary financing to meet its debt obligations and repay its liabilities arising from business operations when they come due. Management believes the Company will be able to continue to develop new opportunities and will be able to obtain additional funds through debt and / or equity financings to facilitate its development strategy; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

During the year ended December 31, 2021 and the nine months ended December 31, 2020, the Company sold 1,575 and 630 shares, respectively, of Series C Preferred Stock pursuant to the terms of various Stock Purchase Agreements, for total cash proceeds of $15.0 and $6.0 million, respectively.  During the year ended December 31, 2021, the Company sold 10,544 shares of Series G Preferred Stock for total proceeds of $5.0 million

Although the Company has been successful in obtaining the financial resources in the past, these conditions continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. Therefore, the Company believes it appropriate to continue to include a going concern qualification in its financial statements.

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

Our primary sources of cash for the year ended December 31, 2021 were from funds generated from the sale of preferred stock. The primary uses of cash were funds used in operations and funds invested in connection with the Viking Acquisition.

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

Liquidity and Capital Resources

	December 31,	December 31,
Working Capital:	2021	2020

Current assets	$5,935,604	$909,836
Current liabilities	$96,664,577	$95,048,013
Working capital (deficit)	$(90,728,973)	$(94,138,177)

	Year Ended December 31,	Nine Months Ended December 31,
Cash Flows:	2021	2020

Net Cash Used in Operating Activities	$(3,414,166)	$(2,688,067)
Net Cash Provided by (Used in) Investing Activities	$15,100,000	$15,100,000)
Net Cash Provided by Financing Activities	$23,500,000	$18,000,000
Increase (Decrease) in Cash during the Period	$4,985,834	$211,933
Cash, end of Period	$5,854,382	$868,548

The Company had current assets of $5,935,604 as of December 31, 2021, as compared to $909,836 as of December 31, 2020. The Company had current liabilities of $96,664,577 as of December 31, 2021, as compared to $95,048,013 as of December 31, 2020. The Company had a working capital deficit of $90,728,973 of December 31, 2021, as compared to a working capital deficit of $94,138,177 as of December 31, 2020.

Net cash used by operating activities increased to $3,414,166 during the year ended December 31, 2020, as compared to cash used by operating activities of $2,688,067 for the nine months ended December 31, 2020, as the operating period was for twelve months as compared to nine months.

Net cash used by investing activities of $15,100,000 during the year ended December 31, 2021 as compared to cash used by investing activities of the same amount during the nine-month period ended December 31, 2020, representing investments in Viking.

Net cash provided by financing activities increased to $23,500,000 during the year ended December 31, 2021, as compared to $18,000,000 for the nine-month period ended December 31, 2020. This increase is mainly due to issuance of the Series C and Series G Preferred stock to facilitate the acquisition of additional investments in Viking.

Revenue

The Company had gross revenues of $401,222 for the year ended December 31, 2021 as compared to $150,814 for the nine months ended December 31, 2020 primarily due to twelve months of revenues compared to nine months for the prior period.

Expenses

The Company’s operating expenses were $5,834,587 for the year ended December 31, 2021, as compared to $5,351,187 for the nine months ended December 31, 2020. General and administrative expenses decreased by $1,025,425, while share based compensation increased by $1,500,393 during the year ended December 31, 2021 which was partially offset by a $2.2 million charge to bad debt for the Lineal loan during the nine months ended December 31, 2020.

Income (Loss) from Operations

The Company generated a loss from operations of $5,433,365 for the year ended December 31, 2021, as compared to a loss from operations of $5,200,373 from operations for the nine months ended December 31, 2020, due primarily to those items listed above.

Other income (expense)

The Company had other income (expense) of $(164,241,804) for the year ended December 31, 2021, as compared to ($46,811,015) for the nine months ended December 31, 2020. The largest components of this change is the recognition of a change in the fair value of derivative liabilities of $(152,831,568) during the year ended December 31, 2021 as compared to $(41,878,821) for the nine months ended December 31, 2020, and equity in losses of unconsolidated affiliates of $(9,430,946) during the year ended December 31, 2021 as compared to $(5,401,540) for the nine months ended December 31, 2020, which was primarily the loss associated with the equity investment in Viking.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in the Company’s securities.

Seasonality

The Company’s operating results are not affected by seasonality.

Inflation

The Company’s business and operating results are not currently affected in any material way by inflation although they could be adversely affected in the future were inflation to increase, resulting in cost increases.

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

No impairment expense was recorded for the year ended December 31, 2021 or the nine-month period ended December 31, 2020.

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

Derivative Liabilities

The Company has determined that certain obligations to issue shares relating to conversions of the Series C Preferred Stock contain provisions that could result in modification of the Series C Preferred Stock conversion price that is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40.

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

Prior to April 20, 2021, the fair value of the derivative liability relating to the Conversion Premium for any outstanding Series C Shares was equal to the cash required to settle the Conversion Premium. On April 20, 2021, the Company amended the Series C Stock certificate of designation (COD) to require all conversions to be in common shares, thus removing the cash option for redemption of the Conversion Premium. The amendment required reclassification of the Series C Stock recorded in temporary equity to be reclassified to permanent equity with no further quarterly adjustments. The removal of the cash option for conversion of the Conversion Premium changed the cash redemption assumption to assume, in all cases, share redemption. Therefore, the derivative liability is required to be recorded at the fair value of the equivalent number of common shares issuable to satisfy the Conversion Premium. We recorded an adjustment to derivative liability and loss on derivative on April 20, 2021 and we will record changes in fair value of the derivative liability each quarter thereafter as long as any Series C Stock are outstanding. We estimated the fair value of the derivative liability for the outstanding Series C Stock Conversion Premium using the period end number of shares required to satisfy the Conversion Premium generally at the period end closing share price of the Company’s common stock, except as noted below.

The fair value of the potential true-up share obligation has been estimated using a binomial pricing mode and the lesser of the conversion price or the low closing price of the Company’s stock subsequent to the conversion date. and the historical volatility of the Company’s common stock.

The Company is a smaller reporting company and is traded on the NYSE American exchange. Historically, our stock price has been extremely volatile and subject to large and sometimes unexplained price variations on a daily or weekly basis. In addition, the Company declared four reverse stock splits in 2018 and 2019 and the Company’s common stock generally trades at less than $1.00 per share. These factors have exacerbated daily volatility of our stock price. Consequently, we believe that the closing price of our stock on the reporting date may not, in all cases, represent the fair value of the common share required to satisfy the redemption of the Series C preferred Stock. Recognizing that the closing share price of our publicly traded stock is an observable input to fair value, we used such price for determining fair value in most cases and only considered an alternative measure of fair value when the closing price of the Company’s common stock varied by more than 20% from the five-day moving average immediately prior to the measurement date. In such cases, we used an average closing price of the previous 30-day period as an estimate of fair value, adjusted for stock splits if applicable. In addition, conversion of the Series C shares requires a significant number of common shares to be issued in relation to the total number of shares outstanding. We do not believe that the market price of the Company’s common stock appropriately reflects the potential for significant dilution caused by a large conversion and may not be representative of market value. In cases where the number of common shares required to satisfy a conversion of the Series C shares into common stock was significant in relation to the total number of shares outstanding (approximately 30% or greater) we determined the fair value of the embedded features based on the historical market capitalization of the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Your Vision Our Focus

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Camber Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Camber Energy, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the period from April 1, 2020 to December 31, 2020 and the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for the period from April 1, 2020 to December 31, 2020 and for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Notes 1 and 14, the Company issued a series of preferred stock that contained several features which derived value from sources unrelated to the host preferred stock instrument. The Company determined certain of the features included in the Series C Preferred Stock designations, including the conversion, dividend and liquidation value, required that the preferred stock be reported as a component of temporary equity with the conversion and dividend components bifurcated and accounted for on a stand-alone basis as derivatives. The determination of fair value of these derivatives as well as the value of the temporary equity involved using complex valuation methodologies and significant assumptions including volume weighted prices and the estimated valuation of the Company’s common stock taking into consideration the effect of these dilutive instruments.

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

May 19, 2022

Turner, Stone & Company, L.L.P. Accountants and Consultants 12700 Park Central Drive, Suite 1400 Dallas, Texas 75251 Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665 Toll Free: 877-853-4195
Web site: turnerstone.com	INTERNATIONAL ASSOCIATION OF ACCOUNTANTS AND AUDITORS

CAMBER ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

ASSETS

Current assets
Cash	$5,854,382	$868,548
Accounts receivable - oil and gas - net	24,389	7,077
Prepaid expenses	56,833	34,211
Total current assets	5,935,604	909,836

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	68,884	74,877
Total oil and gas properties, net	68,884	74,877

Due from Viking Energy, Inc.	4,100,000	-
Equity method investment	36,299,592	15,830,538

TOTAL ASSETS	$46,404,080	$16,815,251

LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities
Accounts payable	$1,449,335	$996,382
Accrued expenses and other current liabilities	2,103,674	67,397
Current taxes payable	3,000	3,000
Derivative liability	93,108,568	93,981,234
Total current liabilities	96,664,577	95,048,013

Long-term debt - net of current portion	21,500,000	18,000,000
Asset retirement obligation	53,055	46,748

TOTAL LIABILITIES	118,217,632	113,094,761

Commitments and contingencies (Note 11)	-	-

TEMPORARY EQUITY
Preferred Stock Series C, 2,093 shares issued and outstanding as of December 31, 2020, liquidation preference of $72,135,245	-	5,946,052

STOCKHOLDERS' DEFICIT
Preferred Stock Series C, 5,200 shares authorized, $0.001 par value, 3,886 shares issued and outstanding as of December 31, 2021, liquidation preference of $133,930,990.	4	-
Preferred Stock Series G, 25,000 authorized, $.001 par value, 10,544 issued and outstanding as of December 31, 2021, liquidation preference of $10,540,000	10	-
Common stock, 1,000,000,000 shares authorized of $0.001 par value, 257,132,026 and 25,000,000 shares issued and outstanding as of December 31, 2021 and 2022	257,132	25,000
Additional paid-in-capital	409,217,417	209,362,384
Accumulated Deficit	(481,288,115)	(311,612,946)

TOTAL STOCKHOLDERS' DEFICIT	(71,813,552)	(102,225,562)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$46,404,080	$16,815,251

The accompanying notes are an integral part of these financial statements

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

		Nine Months
	Year Ended	Ended
	December 31,	December 31,
	2021	2020

Revenue
Oil and gas sales	$401,222	$150,814

Operating expenses
Lease operating costs	134,684	131,937
General and administrative	4,150,708	5,176,133
Stock based compensation	1,536,895	36,502
Depreciation, depletion, amortization and accretion	12,300	6,615

Total operating expenses	5,834,587	5,351,187

Loss from operations	(5,433,365)	(5,200,373)

Other income (expense)
Interest expense	(1,979,290)	(67,397)
Equity (deficit) in earnings of uncolidated entities	(9,430,946)	(5,401,540)
Gain (loss) on derivative liability	(152,831,568)	(41,878,821)
Interest and other income	-	765,516
Other expenses	-	(228,773)

Total other income (expense)	(164,241,804)	(46,811,015)

Net income (loss) before income taxes	(169,675,169)	(52,011,388)
Income tax benefit (expense)	-	-

Net income (loss) attributable to Camber Energy, Inc.	(169,675,169)	(52,011,388)
Less preferred dividends	(84,156,455)	(6,929,910)

Net income (loss) attributable to common stockholders	$(253,831,624)	$(58,941,298)

Income (loss) per weighted average number of common shares outstanding - basic and diluted	$(2.05)	$(3.36)

Weighted average number of common shares outstanding
Basic and Diluted	124,077,234	17,556,725

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series C		Series C		Series G
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	Number		Number		Number		Number		Paid In	Accumulated	Stockholders'
	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Capital	Deficit	(Deficit) Equity

For the year ended December 31, 2021

Balances, December 31, 2020	2,093	$5,946,052	-	$-	-	$-	25,000,000	$25,000	$209,362,384	$(311,612,946)	(102,225,562)

Common Shares issued for:
Conversion of Series C Preferred Stock	-	-	(1,672)	(2)	-	-	176,301,780	176,301	141,632,774	-	141,809,073
True-Up Shares	-	-	-	-	-	-	54,330,153	54,331	45,740,826	-	45,795,157
Issuance of Common Shares for Consulting Fees	-	-	-	-	-	-	1,500,094	1,500	1,493,358	-	1,494,858
Equity contribution	-	(11,208,840)	-	-	-	-	-	-	11,208,840	-	11,208,840
Warrants issued for compensation	-	-	-	-	-	-	-	-	42,037	-	42,037
Issuance of Series G Stock for cash	-	-	-	-	10,544	10	-	-	313,681		313,691
Issuance of Common stock warrants for cash	-	-	-	-	-	-	-	-	4,686,309		4,686,309
Issuance of Series C Preferred Shares for Cash Proceeds	1,890	6,164,308	-	-	-	-	-	-	(6,164,308)	-	(6,164,308)
Series C fair value adjustment	-	512,686	-	-	-	-	-	-	(512,686)	-	(512,686)
Issuance of Series C Preferred Shares for Cash Proceeds	-	-	1,575	2	-	-	-	-	-	-	2
Other	-	-	-	-	-	-	(1)	-	-	-	-
Transfer of Series C Preferred Stock to Permanent Equity	(3,983)	(1,414,206)	3,983	4	-	-	-	-	1,414,202	-	1,414,206
Net Loss	-	-	-	-	-	-	-	-	-	(169,675,169)	(169,675,169)

Balances December 31, 2021	-	$-	3,886	$4	10,544	$10	257,132,026	$257,132	$409,217,417	$(481,288,115)	$(71,813,552)

For the nine months ended December 31, 2020

Balances, March 31, 2020	2,819	$9,801,446	-	$-	-	$-	5,000,000	$5,000	$179,783,233	$(259,601,558)	(79,813,325)

Common Shares issued for:
Conversion of Series C Preferred Stock	(756)	(1,734,473)	-	-	-	-	19,823,486	19,823	28,790,997	-	28,810,820
True-Up Shares	-	-	-	-	-	-	-	-	-	-	-
Issuance of Common Shares for Consulting Fees	-	-	-	-	-	-	176,514	177	209,325	-	209,502
Issuance of Series C Preferred Shares for Cash Proceeds	630	2,217,671	-	-	-	-	-	-	(2,217,671)	-	(2,217,671)
Series C Preferred Stock exchanged for debt	(600)	(1,542,092)	-	-	-	-	-	-	-	-	-
Change in fair value of Series C shares	-	(2,796,500)	-	-	-	-	-	-	2,796,500	-	2,796,500
Net Loss	-	-	-	-	-	-	-	-	-	(52,011,388)	(52,011,388)

Balances December 31, 2020	2,093	$5,946,052	-	$-	-	$-	25,000,000	$25,000	$209,362,384	$(311,612,946)	$(102,225,562)

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Nine Months
	Year Ended	Ended
	December 31,	December 31,
	2021	2020

Cash flows from operating activities:

Net loss	$(169,675,169)	$(52,011,388)

Adjustments to reconcile net loss to cash provided (used) by operating activities
Stock-based compensation	1,536,895	36,502
Depreciation, depletion, amortization and accretion	12,300	6,615
Change in fair value of derivative liability	152,831,569	41,878,823
Bad debt expense	-	2,339,719
(Equity) deficit in earnings of unconsolidated entity	9,430,946	5,401,540
Changes in operating assets and liabilities
Accounts receivable	(17,312)	248,286
Prepaid expenses and other assets	(22,622)	341,524
Accounts payable and accrued expenses	2,489,227	(929,688)

Net cash (used ) in operating activities	(3,414,166)	(2,688,067)

Cash flows from investing activities:
Loan to Viking prior to investment	(4,100,000)	(4,200,000)
Cash paid for Viking investment	(11,000,000)	(10,900,000)

Net cash provided (used) in investing activities	(15,100,000)	(15,100,000)

Cash flows from financing activities:
Proceeds from issuance of Series C Preferred Stock	15,000,000	-
Proceeds from issuance of Series G Preferred Stock	5,000,000	-
Proceeds from long-term debt	3,500,000	18,000,000

Net cash provided by financing activities	23,500,000	18,000,000

Net increase in cash	4,985,834	211,933
Cash, beginning of period	868,548	656,615

Cash, end of period	$5,854,382	$868,548

Supplemental Cash Flow Information
Cash paid for:
Interest	$6,002	$-
Taxes	$-	$-

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

NOTE 2 – ORGANIZATION AND OPERATIONS OF THE COMPANY

Camber is an independent oil and natural gas company engaged in the acquisition, development, and sale of crude oil, natural gas, and natural gas liquids from various known productive geological formations in Louisiana and Texas. Through the recent acquisitions, the Company owns approximately 72% of the outstanding common stock of Viking. Through the Company’s planned merger with Viking, the Company will continue to be engaged in the acquisition, exploration, development and production of oil and natural gas properties, both individually and through collaborative partnerships with other companies in this field of endeavor.

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

The Company generated a net loss of $169.7 million for the year ended December 31, 2021 (the “2021 Loss”) as compared to a net loss of $52.0 million for the nine-month period ended December 31, 2020. The 2021 Loss was comprised of certain non-cash items with a net impact of $163.8 million including: (i) a loss on changes in fair value of the derivative liability relating to the Series C Preferred Stock of $152.8 million; (ii) equity in loss of unconsolidated entity of $9.4 million (iii) and share based compensation of $1.6 million.

As of December 31, 2021, the Company had stockholders’ deficit of $71.8 million and total long-term debt of $21.5 million.

As of December 31, 2021, the Company has a working capital deficiency of approximately $90.7 million. The largest components of current liabilities creating this working capital deficiency was a derivative liability associated with our Series C Preferred Stock of $93.1 million.

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

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for the twelve months following the issuance of its financial statements for the year ended December 31, 2021. The Company’s ability to continue as a going concern is dependent upon its ability to utilize the resources in place to generate future profitable operations, to develop additional acquisition opportunities, and to obtain the necessary financing to meet its debt obligations and repay its liabilities arising from business operations when they come due. Management believes the Company will be able to continue to develop new opportunities and will be able to obtain additional funds through debt and / or equity financings to facilitate its development strategy; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

During April 2021 the Company borrowed $2,500,000 from an Institutional Investor, and in July 2021 the Company sold 1,575 shares of Series C Preferred Stock to Antilles for s $15 million for working capital and new acquisitions.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for consolidated financial information and with the instructions to Form 10-K as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these consolidated financial statements include all of the disclosures required by generally accepted accounting principles for complete consolidated financial statements.

b) Basis of Consolidation

The financial statements presented herein reflect the consolidated financial results of the Company, its wholly owned subsidiaries, Camber Permian LLC, a Texas limited liability company, CE Operating, LLC, an Oklahoma limited liability company, C E Energy LLC, a Texas limited liability company, which was assigned to PetroGlobe in July 2020 as discussed below under “Note 11 – Commitments and Contingencies” – “Legal Proceedings. All significant intercompany transactions and balances have been eliminated. The Compnay’s investment in Viking is accounted for under the equity method.

c) Use of Estimates in the Preparation of Financial Statements

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

d) Financial Instruments

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

Assets and liabilities measured at fair value as of and for the year ended December 31, 2021 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial liabilities
Derivative liability - Series C preferred Stock			93,108,568	(152,831,568)
Derivative liability- Series G Preferred Stock			--	--
	$-	$-	$93,108,568	$(152,831,568)

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. At December 31, 2021 and 2020, the Company’s cash in excess of the federally insured limit was $5,604,382 and $618,548, respectively. Historically, the Company has not experienced any losses in such accounts. The Company had no cash equivalents at December 31, 2021 or 2020, respectively.

f) Accounts Receivable

Accounts receivable, net, include amounts due for oil and gas revenues from prior month production. At December 31, 2021 and 2020 there were no allowances for doubtful accounts.

g) Notes Receivable

Notes receivable include amounts due to the Company pursuant to financial agreements stipulating interest rates, payment terms and maturity dates. As of December 31, 2021 and 2020, Note’s receivable balances included two notes due from Lineal in the amounts of $1,539,719 and $800,000, respectively, net of reserves of $2,339,719, which amount was recognized as bad debt expense for the nine months ended December 31, 2020.

h) Investment in Unconsolidated Entities

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

i) Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their useful lives. Amortization of the equipment under capital leases related to the Lineal operations was computed using the straight-line method over lives ranging from 3 to 5 years and is included in depreciation expense. Costs of maintenance and repairs were charged to expense when incurred.

Long-lived assets including intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the assets carrying amount to determine if an impairment of such asset is necessary. This evaluation, as well as an evaluation of our intangible assets, requires the Company to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company’s services and future market conditions. Estimating future cash flows requires significant judgment, and the Company’s projections may vary from the cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be to expense the difference between the fair value (less selling costs) of such asset and its carrying value. Such expense would be reflected in earnings. No impairments were deemed necessary for the year ended December 31, 2021 and the nine months ended December 31, 2020.

j) Acquisitions

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

k) Limitation on Capitalized Costs

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

No impairment expense was recorded for the year ended December 31, 2021 and the nine months ended December 31, 2020.

l) Oil and Gas Properties

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

m) Oil and Gas Reserves

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

n) Income (loss) per Share

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

o) Revenue Recognition

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

p) Income Taxes

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

q) Stock-Based Compensation

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

r) Derivative Liabilities

The Series C Preferred Stock and Series G preferred stock contain provisions that could result in modification of the conversion price that is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40.

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

The Series G Convertible Preferred stock is redeemable or convertible into a variable number of common shares, at the option of the Company. The conversion rate is determined at the time of conversion using a VWAP calculation similar to the Series C Stock described above.  As a result, the Series G Preferred Stock contains an embedded derivative that is required to be recorded at fair value.  The Company has determined that the fair value of the embedded derivative as of December 31, 2021 is negligible due to the restrictions on conversion.  The embedded derivative associated with the Series G Stock is marked to market at each reporting date with changes in fair value recorded in income.

s) Impairment of Long-Lived Assets

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the year ended December 31, 2021 and the nine months ended December 31, 2020.

w) Accounting for Asset Retirement Obligations

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

z) Subsequent events

The Company has evaluated all subsequent events from December 31, 2021 through the date of filing of this report.

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

Impairments

For the year ended December 31, 2021 and the nine months ended December 31, 2020, the Company recorded $0 and $0 of impairments of its oil and gas properties, respectively.

NOTE 6 – NOTES RECEIVABLE

Due to the impact of COVID-19 on its operations, Lineal notified the Company that it currently has insufficient liquidity to make scheduled interest payments due under the notes. The Company is in negotiations with Lineal to restructure the notes receivable and an allowance has been applied to the full principal and accrued interest of these notes as of December 31, 2021 and 2020.

The following table summarizes the Lineal notes receivable as of December 31, 2021 and 2020:

	December 31,
	2021	2020

Note receivable from Lineal Star Holdings, LLC pursuant to a Promissory Note dated effective December 31, 2019, in the original principal amount of $1,539,719, accruing annual interest of 10.5%, due quarterly beginning on March 31, 2020, maturing December 31, 2021. The Company has ceased recording accrued but unpaid interest, and has reserved the full balance of the note as of December 31, 2021 and 2020.

See also “Note 13 – Lineal Merger Agreement and Divestiture”.	1,539,719	1,539,719

Note receivable from Lineal Star Holdings, LLC pursuant to a Promissory Note No. 2 dated effective December 31, 2019, in the original principal amount of $800,000, accruing annual interest of 8%, due quarterly beginning on March 31, 2020, maturing December 31, 2021. The Company has ceased recording accrued but unpaid interest, and has reserved the full balance of the note as of December 31, 2021 and 2020.

See also “Note 13 – Lineal Merger Agreement and Divestiture”.	800,000	800,000
Total notes receivable	2,339,719	2,339,719
Less: allowance for doubtful collection	(2,339,719)	(2,339,719)
Total notes receivable - net	$-	$-

NOTE 7– INVESTMENT IN UNCONSOLIDATED ENTITY’S

The Company accounts for its investments in Viking and Elysium (until the Company’s Elysium interest was assigned to Viking on December 23, 2020) under the equity method.  The Company owns 0% of Elysium as of December 31, 2021 and 2020, respectively (25% from February 3, 2020 to June 25, 2020, 30% from June 26, 2020 to December 23, 2020, and 0% upon the completion of the Company’s acquisition of 51% of Viking as explained in Note 1 – Relationship with and Ownership of Viking Energy Group, Inc.

Table below shows the changes in the investment in unconsolidated entities for the year ended December 31, 2020 and the nine months ended December 31, 2020, respectively:

	December 31, 2021	December 31, 2020
Carrying amount at beginning of year	$15,830,538	$957,169
Investment in Elysium	—	—
Proportionate share of Elysium earnings (loss)	-	(2,953,680)
Investment in Viking	29,900,000	20,274,909
Proportionate share of Viking earnings (loss)	(9,430,946)	(2,447,860)

Carrying amount at end of year	$36,299,592	$15,830,538

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term obligations associated with the future retirement of oil and natural gas properties for the year ended December 31, 2021 and the nine months ended December 31, 2020 respectively.

	December 31, 2021	December 31, 2020
Carrying amount at beginning of year	$46,748	$71,150
Accretion	6,307	5,825
Dispositions	-	(30,227)
Carrying amount at end of year	$53,055	$46,748

NOTE 9 – LONG-TERM DEBT AND OTHER SHORT-TERM BORROWINGS

Long term debt and other short-term borrowings consisted of the following at December 31, 2021 and 2020:

	December 31,
	2021	2020

Note payable to Discover Growth Fund, LLC pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by lien on substantially all of the Company’s assets.	$6,000,000	$6,000,000

Note payable to Discover Growth Fund, LLC, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by first lien on the Company’s ownership in Viking.	12,000,000	12,000,000

Note payable to Discover Growth Fund, LLC pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by lien on substantially all of the Company’s assets.	2,500,000	-

Note payable to Discover Growth Fund, LLC pursuant to a 10.0% Secured Promissory Note dated December 9, 2021 in the original amount of $1,000,000 with interest and principal due at maturity on March 8, 2022. The Note is secured by lien on substantially all of the Company’s assets. The note was paid in full on January 4, 2022.	1,000,000	-

Total long-term debt associated with Camber Energy, Inc.	21,500,000	18,000,000
Less current portion	-	-
	$21.500.000	$18,000,000

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended December 31,

2022	$1,000,000
2023	-
2024	-
2025	-
2026	-
Thereafter	20,500,000

$21,500,000

Interest expenses for the year ended December 31, 2021 and the nine months ended December 31, 2020 was $1,979,290 and $67,397, respectively.

The above notes were in default at various times, but have been resolved through settlement (see Note 15 Stockholders Deficit)

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

Activities for derivative Series C Preferred Stock derivative liability during the year ended December 31, 2021 and the nine months ended December 31, 2020 were as follows:

	2021	2020
Carrying amount at beginning of period	$93,981,234	$77,636,666
Issued Series C preferred shares	46,238,850	15,412,950
Change in fair value	152,831,568	41,878,821
Settlement of Obligation (issuance of common shares)	(199,943,084)	(40,947,203)
Carrying amount at end of period	$93,108,568	$93,981,234

The fair value of the derivative liability has been estimated using a binomial model and the historical volatility of the Company’s common stock as of the date of conversion.

The Series G Preferred Shares contain an embedded derivative similar to the Series C shares described above that is required to be recorded at fair value.  The Company has determined that the fair value of the embedded conversion feature associated with the Series G Shares is negligible at December 31, 2021

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Oil and Gas Contracts

The following table disaggregates revenue by significant product type for the year ended December 31, 2021 and the nine months ended December 31, 2020 respectively:

	December 31, 2021	December 31, 2020
Oil sales	$273,234	$109,570
Natural gas sales and liquids	127,988	41,244
Total oil and gas revenue from customers	$401,222	$150,814

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2021 or 2020, respectively.

Revenue is generated from three customers, one of which represents in excess of 90% for both years.

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

The Redemption Agreement also provided for (a) the entry by Lineal and the Company into a new unsecured promissory note in the amount of $1,539,719, the outstanding amount of the July 2019 Lineal Note together with additional amounts loaned by Camber to Lineal through December 31, 2019 (the “December 2019 Lineal Note”); (b) the unsecured loan by the Company to Lineal on December 31, 2019, of an additional $800,000, entered into by Lineal in favor of the Company on December 31, 2019 (“Lineal Note No. 2”); and (c) the termination of the prior Lineal Plan of Merger and Funding Agreement entered into in connection therewith (pursuant to which all funds previously held in a segregated account for future Lineal acquisitions, less amounts loaned pursuant to Lineal Note No. 2, were released back to the Company). The December 2019 Lineal Note and Lineal Note No. 2, accrue interest, payable quarterly in arrears, beginning on March 31, 2020, and continuing until December 31, 2021, when all interest and principal is due, at 8% and 10% per annum (18% upon the occurrence of an event of default), respectively. As of December 31, 2021 and 2020 respectively, the notes are in default, and the full amount of principal and accrued interest has been fully reserved.

NOTE 14 – INCOME TAXES

The Company recorded no provision for income taxes for the year ended December 31, 2021 and for the nine months ended December 31, 2020.

The following is a reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate of 21% to income from continuing operations before income taxes for the year ended December 31, 2021 and the nine months ended December 31. 2020:

	December 31, 2021	December 31, 2020
Tax expense (benefit), computed at expected tax rates	$(966,854)	$(1,613,788)
Nondeductible expenses	-	-
Change in valuation allowance	966,854	1,613,788
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	December 31	December 31,
	2021	2020
Deferred tax assets (liabilities):
Net operating tax loss carryforwards	$9,601,492	$10,939,143
Depreciation, depletion and amortization	608,206	606,948
(Income) loss from equity interests	2,399,766	419,267)
Stock-based compensation	625,664	302,916
Bad debt reserve	535,034	535,034
Total deferred tax assets (liabilities)	13,770,162	12,803,308
Less: valuation allowance	(13,770,162)	(12,803,308)
Total	$-	$-

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

At December 31, 2021and 2020, the Company had estimated net operating loss carryforwards for federal income tax purposes of approximately $58.5 million and $52.1 million, respectively, adjusted for the ownership change limitation discussed above, which will begin to expire, if not previously used, beginning in the fiscal year 2028. A valuation allowance has been established for the entire amount of the deferred tax assets for the year ended December 31, 2021 and for the nine months ended December 31, 2020.

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

The Company files income tax returns for federal and state purposes. Management believes that with few exceptions, the Company is not subject to examination by United States tax authorities for periods prior to 2017.

NOTE 15 – STOCKHOLDERS’ DEFICIT

Common Stock

During the year ended December 31, 2021, the Company issued 1,500,094 shares of restricted common stock to service providers in consideration for investor relations and marketing services, and recognized $1,493,358, based on the grant date fair value of the Company’s common stock, in stock-based compensation expense corresponding to the issuance of these shares. During the nine months ended December 31, 2020, the Company issued 176,514 shares of restricted common stock to service providers in consideration for investor relations and marketing services, and recognized $209,502, based on the grant date fair value of the Company’s common stock, with $36,502 being recorded in stock-based compensation expense and $173,000 in satisfaction of prior period common stock issuable.

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

As of December 31, 2021 and 2020, the Company had no Series A Convertible Preferred Stock issued or outstanding.

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

Series C Redeemable Convertible Preferred Stock

On February 3, 2020, the Company sold 525 shares of Series C Preferred Stock for total proceeds of $5 million. In the event the Merger Agreement entered into with Viking in February 2020 is terminated for any reason, we (until June 22, 2020, when such terms were amended) these shares were required to be redeemed at a 110% premium, in an aggregate amount equal to $5,775,000. Because of the previous redemption requirement and due to certain redemption features, which are outside the control of the Company, the Series C Preferred Stock is classified as temporary equity on the March 31, 2021 and December 31, 2020 balance sheets. Temporary equity is a security with redemption features that are outside the control of the issuer, is not classified as an asset or liability in conformity with GAAP, and is not mandatorily redeemable.  In addition, the Series C Preferred Stock contains an embedded derivative and an additional derivative upon conversion.  (See note 10)

On June 22, 2020, the Company sold 630 shares of Series C Preferred Stock to Discover in consideration for $6 million. On December 11, 2020, the Company entered into an Exchange Agreement with Discover, the sole shareholder at the time, of the Company’s Series C Preferred Stock. The transactions contemplated by the Exchange Agreement closed on December 11, 2020. Pursuant to the Exchange Agreement, as an accommodation to the Company, and in order to reduce the potential dilutive impact of the Series C Preferred Stock, by reducing the number of outstanding shares of Series C Preferred Stock, Discover exchanged 600 shares of Series C Preferred Stock, which had an aggregate face value of $6,000,000 (600 shares each with a face value of $10,000 per share), for a $6,000,000 secured Promissory Note. As this investment was appropriately classified as temporary equity prior to the exchange, and it had mandatory redemption options associated with certain contingencies that were outside the control of the issuer, the Company determined that the exchange should be accounted for similar to a debt extinguishment in exchanging the temporary equity instrument for a debt instrument at the same carrying value, and there should be no gain or loss recognized on the transaction.

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

As of December 31, 2021, Discover is entitled to approximately 38,185,136 True-up shares relating to previously converted Series C Preferred Stock. Such shares were issued subsequent to year end, but may be subject to further adjustment as the Measurement Period has not expired on such shares. The Company estimates the liability associated with the obligation to issue True-Up shares and records the obligation as a derivative ‘liability based on estimated fair value using a binomial pricing model, the historical volatility of the Company’s common stock and the lesser of the conversion price or the lowest closing price subsequent to the conversion date. The Company records a gain or loss on the change in fair value. During the year ended December 31, 2021, the Company recorded a loss on the change in fair value of $152,831,568 and had a derivative liability of $93,108,568. During the nine-month period ended December 31, 2020, the Company recorded a loss on the change in fair value of $41,878,821 and had a derivative liability of $93,981,234. The Derivative Liability is reduced when True-Up shares are issued. A Derivative Liability associated with a conversion of the Series C Preferred Stock is no longer recognized when the Measurement Period expires and the holder is no longer entitled to True-Up shares.

As of December 31, 2021 Discover and Antilles held 2,093 shares of Series C Preferred Stock (518 held by Discover and 1,575 held by Antilles).

Between January 1, 2022 and March 7, 2022 Discover converted 488 of such shares into 64,653,948 common shares, and on May 16, 2022 Discover converted 30 Series C Preferred Stock into 3,848,450 common shares, leaving a balance of 0 Series C Preferred Stock held by Discover.  If Camber’s stock price falls below $0.3475 per share prior to the Company being in compliance with all of the Equity Conditions set out in the Certificate of Designation, Discover may be entitled to additional True-Up Shares, i.e. additional common shares, regarding shares of Series C Preferred Stock converted by Discover at a VWAP higher than $0.3475 since the Measurement Period in respect of those prior conversions has not expired given the Company is not at the moment in compliance with all of the Equity Conditions set out in the Certificate of Designation.

As of May 16, 2022, the only Series C Preferred Stock outstanding are the 1,175 shares held by Antilles.

Antilles is entitled to convert the face value of the 1,175 Series C Preferred Stock at a fixed conversion price of $3.25, and to convert the value of the associated Conversion Premium at a price equal to (A x B) – C whereas: A equals the lowest volume weighted average price during the Measurement Period (the “VWAP”); B equals 0.85; and C equals $0.10. Neither the Measurement Period nor VWAP are certain with respect to the 1,175 shares of Series C Preferred Stock held by Antilles but the VWAP is estimated to be $0.4503, and assuming: (i) a Triggering Event has occurred (which is the case at the moment) and no waiver for same has been obtained; and (ii) the highest possible dividend rate of 34.95%, the Company estimates that the 1,175 Series C Preferred Stock held by Antilles would convert into approximately 105,264,519 common shares of the Company, subject to the 9.99% ownership limitation set forth in the designation of the Series C Preferred Stock. These Series C Preferred shares would convert into additional common shares of the Company if the VWAP during the Measurement Period falls below $0.4503.

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

As of December 31, 2021 and 2020, the Series C Preferred shares were convertible into a substantial number of the Company’s common shares which could result in significant dilution of the Company’s existing shareholders. If the outstanding Series C Preferred were converted as of December 31, 2021 and 2020, the Company estimates that the following common shares would be required to be issued to satisfy the conversion of the Series C Preferred shares:

	December 31, 2021	December 31, 2020
Estimated number of shares issuable for conversion at $3.25 per share	11,956,923	6,440,000
Estimated number of common shares required to satisfy Conversion Premium using VWAP at period end	150,167,722	103,226,626
	162,124,645	109,666,626

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

Series G Redeemable Convertible Preferred Stock

On December 30, 2021, the Company filed with the State of Nevada a Certificate of Designations of Preferences, Powers, Rights and Limitations of Series G Redeemable Convertible Preferred Stock (the “COD”).

Pursuant to the COD, the Series G Redeemable Convertible Preferred Stock (“Series G Preferred Stock”) may be converted into shares of common stock at any time at the option of the holder at a price per share of common stock equal to one cent above the closing price of the Company’s common stock on the date of the issuance of such shares of Series G Preferred Stock, or as otherwise specified in the Stock Purchase Agreement, subject to adjustment as otherwise provided in the COD. Upon conversion, the Company will pay the holders of the Series G Preferred Stock being converted a conversion premium equal to the amount of dividends that such shares would have otherwise earned if they had been held through the maturity date.

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

Commencing on the date of the issuance of any such shares of Series G Preferred Stock, each outstanding share of Series G Preferred Stock will accrue cumulative dividends at a rate equal to 10.0% per annum, subject to adjustment as provided in the COD (to a maximum of 30% per annum), of the Face Value. Dividends will be payable with respect to any shares of Series G Preferred Stock upon any of the following: (a) upon redemption of such shares in accordance with the COD; (b) upon conversion of such shares in accordance with the COD; and (c) when, as and if otherwise declared by the board of directors of the Corporation.

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

The net cash proceeds received of $5.0 million was allocated to the Series G Preferred Stock and the warrants based on relative fair value.  The fair value of the warrants was determined using a Black Scholes model and the Company’s stock price, volatility, risk free rate of return and the term of the warrants of five years.  The fair value of the Series G preferred Stock was based on the net redemption value. The proceeds allocated to the Series G Stock was allocated to the embedded derivative up to the fair value of derivative liability, which the Company determined to be negligible due to inherent restrictions on conversion.  The Company recorded the fair value of the warrants in additional paid-in capital and recorded a deemed dividend for the fair value of the warrants less the proceeds allocated to the warrants.  The fair value of the warrants was determined to be $82,165,769 of which $77,749,461 was recorded as a deemed dividend.

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

Warrants

The following is a summary of the Company’s outstanding warrants at December 31, 2021:

Warrants		Exercise	Expiration	lntrinsic Value at
Outstanding		Price ($)	Date	September 30, 2021

3	(1)	$195,312.50	September 12, 2022	$-
32	(2)	$12,187.50	May 24, 2023	$-
50,000,000	(3)	$2.00	December 30, 2026	$-
50,000,000	(3)	$4.00	December 30, 2026	$-
100,000	(4)	$0.705	April 25, 2022	$-

100,100,035				$-

(1)	Warrants issued in connection with funding. The warrants were exercisable on the grant date (September 12, 2017) and remain exercisable until September 12, 2022.

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

NOTE 17– INCOME (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per share for the year ended December 31, 2021 and the nine months ended December 31, 2020 was as follows:

	Year Ended	Nine Months Ended
	December 31, 2021	December 31, 2020
Numerator:
Net loss	$(169,675,169)	$(52,011,388)
Less preferred dividends	(84,156,455)	(6,929,910)
Net loss attributable to common stockholders	$(253,831,624)	$(58,941,298)
Denominator
Weighted average share – basic	124,077,234	17,556,725
Dilutive effect of common stock equivalents options/warrants	—	—
Preferred C shares	—	—
Denominator
Total Weighted average common shares – diluted	124,077,234	17,556,725
Income (loss) per common share – basic
Income (loss) per common share from continuing operations	$(2.05)	$(3.36)
Income (loss) per common share – diluted
Income (loss) per common share from continuing operations	$(2.05)	$(3.36)

For the year ended December 31, 2021 and the nine months ended December 31, 2020, the following common share equivalents related to convertible debt, Series C Preferred Stock, warrants and options to purchase shares of common stock were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would be anti-dilutive.  The Series G Stock is not currently convertible.

	Year Ended December 31, 2021	Nine Months Ended December 31, 2020
Common Shares Issuable for:
Convertible Debt	276	276
Options and Warrants	100,100,035	38
Series C Preferred Shares	162,124,645	109,666,626
Total	262,224,956	109,666,940

NOTE 18– RELATED PARTY TRANSACTIONS

The Company’s CEO and director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’.  Amounts paid for the years ended December 31, 2021 and 2020 were $180,000 and $0, respectively.

The Company’s CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s.  Amounts paid for the years ended December 31, 2021 and 2020 were $180,000 and $0, respectively.

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

On May 16, 2022, Antilles converted 400 shares of Series C Preferred Stock into approximately 35,834,731 shares of common stock.

 Outstanding Series C Stock

As of May 16, 2022, Discover no longer holds any Series C Preferred Stock and Antilles holds 1,175 shares of Series C Preferred Stock.

Amendments to Articles

On December 30, 2021, the Company filed an amendment to the Company’s articles of incorporation to effect a proposal approved at a Special Meeting of Stockholders on December 30, 2021 whereby the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 250,000,000 to 1,000,000,000.

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

Results of Operations – year ended December 31, 2021 and the nine months ended December 31, 2020

	United States
	December 31, 2021	December 31, 2020
Sales	$401,222	$150,814
Lease operating costs	(134,684)	(131,937)
Depletion, accretion and impairment	(5,993)	(6,615)
Net operating income (loss)	$260,545	$12,262)

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

Estimated Quantities of Proved Reserves

	United States
	December 31, 2021	December 31, 2020

Proved Developed, Producing	73,800	86,217
Proved Developed, Non-Producing	-	-
Total Proved Developed	73,800	86,217
Proved Undeveloped	-	-

Total Proved	73,800	86,217

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

All of the Company’s reserves are located in the United States. The following tables sets forth the changes in Camber’s net proved reserves (including developed and undeveloped reserves) for year ended December 31, 2021 and the nine months ended December 31, 2020.

The following table sets forth Camber’s proved developed and undeveloped reserves at December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020

Proved Developed Producing Reserves
Crude Oil (Bbls)	48,400	35,700
Natural Gas (Mcf)	25,400	20,317
NGL (Bbls)	-	30,200
Oil Equivalents (Boe)	73,800	86,217

Proved Developed Non-Producing Reserves
Crude Oil (Bbls)	-	-
Natural Gas (Mcf)	-	-
NGL (Bbls)	-	-
Oil Equivalents (Boe)	-	-

Proved Undeveloped Reserves
Crude Oil (Bbls)	-	-
Natural Gas (Mcf)	-	-
NGL (Bbls)	-	-
Oil Equivalents (Boe)	-	-

Proved Reserves
Crude Oil (Bbls)	48,400	35,700
Natural Gas (Mcf)	25,400	20,317
NGL (Bbls)	-	30,200
Oil Equivalents (Boe)	73,800	86,217

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the year ended December 31. 2021 and the nine months ended December 31, 2020 are as follows:

	United States
	December 31, 2021	December 31, 2020

Future cash inflows	$3,889,900	$1,333,900
Future production costs	(1,638,400)	(856,500)
Future development costs	-	-
Future income tax expense	-	(30,518)

Future net cash flows	2,251,500	446,882
10% annual discount for estimated timing of cash flows	(993,500)	(132,582)

Standardized measure of DFNCF	$1,258,000	$314,300

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the year ended December 31, 2021 and the nine months ended December 31, 2020 are as follows:

	United States
	December 31, 2021	December 31, 2020

Balance - beginning	$314,300	$963,889
Net changes in prices and production costs	-	(384,470)
Net changes in future development costs	-	(789,302)
Sales of oil and gas produced, net	(266,538)	(472,127)
Extensions, discoveries and improved recovery	-	-
Purchases of reserves	-	-
Sales of reserves	-	-
Revisions of previous quantity estimates	(59,613)	(93,587)
Previously estimated development costs incurred	-	-
Net change in income taxes	181,718	207,874
Accretion of discount	125,800	31,430
Other	962,333	850,593

Balance - ending	$1,258,000	$314,300

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

During the Company’s fiscal year ended December 31, 2021, the transition period ended December 31, 2020, and through May 6, 2022, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the matter in its report on the consolidated financial statements for such year.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the year ended December 31, 2020, the Compensation Committee held no formal meetings. The Compensation Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies” and was filed as Exhibit 14.5 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009.

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

For the year ended December 31, 2021, the Nominating and Governance Committee held no formal meetings, but did take various actions via a unanimous written consent of the committee. The Nominating and Governance Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies” and was filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, filed with the Commission on June 28, 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the most highly compensated executive officer other than the CEO and CFO who was serving as an executive officer of the Company for the year ended December 31, 2021and for the nine months ended December 31, 2020 (the Company did not have any executive officers other than its CEO and CFO as of December 31, 2021 and December 31, 2020), and up to two additional individuals for whom disclosure would have been required had they been serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Name and Principal Position	Period Ending	Consulting Fees/Salary		Bonus	Stock Awards	All Other Compensation*		Total
James A. Doris	December 31, 2021	$—		$—	$—	$180,000	(2)	$180,000
Chief Executive Officer (1)	December 31, 2020	N/A		N/A	N/A	N/A		N/A

Frank W. Barker, Jr.	December 31, 2021	$—		$—	$—	$180,000	(4)	$180,000
Chief Financial Officer (3)	December 31, 2020	N/A		N/A	N/A	N/A		N/A

Louis G. Schott	December 31, 2021	$176,836	(7)	$-	$—	-		$176,836
Former Interim Chief Executive Officer (5)	December 31, 2020	$300,000	(7)	$150,000	$—	$38,851	(8)	$488,851

Robert Schleizer	December 31, 2021	$165,052	(9)	$-	$—	$-	(10)	$165,052
Former Chief Financial Officer (6)	December 31,2020	$360,000	(9)	$150,000	$—	$40,000	(10)	$550,000

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

(1)	Mr. Doris was appointed as Chief Executive Officer on December 23, 2020.

(2)	The amount included in “All Other Compensation” for the year ended December 31, 2021, is comprised of $180,000 paid AGD Advisory Group, Inc., a company affiliated with Mr. Doris.

(3)	Mr. Barker was appointed as Chief Financial Officer on December 23, 2020.

(4)	The amount included in “All Other Compensation” for the year ended December 31, 2021, is comprised of $180,000 paid FWB Consulting, Inc., a company affiliated with Mr. Barker

(5)	Mr. Schott served as the Interim Chief Executive Officer of Camber from May 2018 through his resignation on December 23, 2020.

(6)

Mr. Schleizer served as Chief Financial Officer (beginning as Interim Chief Financial Officer) since June 2, 2017, as a member of the Board of Directors since October 6, 2017, and as Treasurer of Camber since January 9, 2018. He resigned from all three positions on December 23, 2020.

(7)

Mr. Schott works on a consulting basis through Fides Energy LLC (“Fides”). Total fees paid by Camber to Fides during the year ended December 31 2021 and the nine months ended December 31, 2020 were $176,836 and In addition to his monthly $25,000 fee, plus expenses, throughout 2020, Fides was paid a $150,000 bonus for past services and upon completion of the Viking acquisition, and a CEO termination fee of $86,742.

(8)	Represents amounts paid to Mr. Schott in connection with reimbursement for health insurance premiums.

(9)

Mr. Schleizer is the Managing Partner of BlackBriar Advisors LLC (“BlackBriar”). In addition to financial management, BlackBriar provides accounting, treasury, administrative and financial reporting services to Camber. Total fees paid by Camber to BlackBriar during the year ended December 31, 2021 and the nine-month period ended December 31, 2020 were $165,042 and 550,000, respectively.

(10)	Mr. Schleizer also received director’s fees from Camber for the nine months ended December 31, 2020 of $40,000.

Employment Agreements

As of December 31, 2021, the Company did not have any formal compensation arrangements with any executive except that the Company had orally agreed to pay, commencing April 2021, the entity of the Company’s CEO $20,000 per month, and the entity of the Company’s CFO $20,000 per month. The Company has no employees, but engages professional consultants as needed.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None of our Named Executive Officers had any stock options or stock awards outstanding as of December 31, 2021.

DIRECTOR COMPENSATION

The following table sets forth compensation information with respect to our non-executive directors for the year ended December 31, 2021.

	Fees Earned or Paid	Option	All Other
Name	in Cash ($)	Awards ($)	Compensation ($)	Total ($)
Fred S. Zeidman (1)	$53,336	$—	$-	$53,336
James G. Miller (1)	$53,336	$—	$-	$53,336
Robert Green (1)	$53,336	$—	$-	$53,336

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

In 2021 and 2020, the Company paid each member of the Board of Directors their pro rata portion of a $40,000 quarterly Board fee in cash, payable in arrears and based on the number of members of the Board at the end of each calendar quarter (for example if there are three (3) members of the board at the end of a calendar quarter, each member would receive $13,333 in total compensation for such applicable calendar quarter).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents certain information as of December 31, 2021, as to:

•	each stockholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock,

•	each director,

•	each Named Executive Officer, and

•	all directors and executive officers as a group.

The percentages shown in the table under the column “Percent” are based on 360,111,110 shares of common stock outstanding as of May 6, 2022.

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

Stockholder	Number of Shares of Common Stock	Percent of Common Stock(#)
Executive Officers and Directors
James A. Doris	—	—%
Frank W. Barker	—	—%
Robert Green	—	—%
Fred S. Zeidman	—	—%
James G. Miller	—	—%
All Executive Officers and Directors as a Group (Four Persons)	—	—
Greater than 5% Stockholders
Discover Growth Fund (1)	35,975,100	9.99%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company’s CEO and director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’.

The Company’s CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s.

Related Party Office Space Use

As of December 31, 2020, the Company consolidated its office into Viking’s office in Houston. Prior to that, BlackBriar provided Camber’s office space without charge to Camber.

Director Independence

During the year ended December 31, 2021, the Board determined that 75% of the Board is independent under the definition of independence and in compliance with the listing standards of the NYSE American listing requirements. Based upon these standards, the Board has determined that Mr. Miller and Mr. Zeidman and Mr. Green are “independent” members of the Board of Directors as defined in Section 803(A) of the NYSE American Company Guide, and Mr. Doris is not “independent” due to his status as an officer of the Company (see “Item 10. Directors, Executive Officers and Corporate Governance”).

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

	December 31, 2021	December 31, 2020
Marcum	$495,505	$323,100
Turner Stone	145,000	-

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

Dated: May 19, 2022

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A Doris	Chief Executive Officer	May 19, 2022
James A. Doris	(Principal Executive Officer)
and Director

/s/ Frank W. Barker, Jr.	Chief Financial Officer	May 19, 2022
Frank W. Barker, Jr.	(Principal Financial and Accounting Officer)

/s/ Fred S. Zeidman	Director	May 19, 2022
Fred S. Zeidman

/s/ James Miller	Director	May 19, 2022
James Miller

/s/ Robert Green	Director	May 19, 2022
Robert Green

EXHIBIT INDEX

Exhibit No.	Description

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

78

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

79

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

80

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

81

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

82

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

83

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

84