Form 10-Q
period 2022-03-31
CAMBER ENERGY, INC.
filed 2022-05-20
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

___________________________________________________________

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

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC.

Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2022	2021

ASSETS

Current assets
Cash	$4,207,018	$5,854,382
Accounts receivable - oil and gas - net	6,384	24,389
Prepaid expenses	312,583	56,833
Total current assets	4,525,985	5,935,604

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	67,281	68,884
Total oil and gas properties, net	67,281	68,884

Due from Viking Energy Group, Inc.	8,397,300	4,100,000
Equity method investment	35,333,682	36,299,592

TOTAL ASSETS	$48,324,248	$46,404,080

LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities
Accounts payable	$1,576,661	$1,449,335
Accrued expenses and other current liabilities	2,374,318	2,103,674
Current taxes payable	3,000	3,000
Derivative liability	80,998,239	93,108,568
Total current liabilities	84,952,218	96,664,577

Long-term debt, net	31,503,541	21,500,000
Asset retirement obligation	54,319	53,055

TOTAL LIABILITIES	116,510,078	118,217,632

Commitments and contingencies (Note 11)

STOCKHOLDERS' DEFICIT
Preferred Stock Series C, 5,200 shares authorized of $0.001 par value, 1,605 and 3,886 shares issued and outstanding as of March 31, 2022 and December 31, 2021, liquidation preference of $55,316,325 and $133,930,990 at March 31, 2022 and December 31, 2021, respectively.	2	4
Preferred Stock Series G, 25,000 authorized, $.001 par value, 7,908 and 10,544 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively, liquidation preference of $0 as of March 31, 2022 and December 31, 2022, respectively	8	10
Common stock, 1,000,000,000 shares authorized of $0.001 par value, 360,111,110 and 257,132,026 shares issued and outstanding as of March 31, 2022 and December 31, 2021	360,111	257,132
Additional paid-in-capital	480,897,641	409,217,417
Accumulated Deficit	(549,443,592)	(481,288,115)

TOTAL STOCKHOLDERS' DEFICIT	(68,185,830)	(71,813,552)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$48,324,248	$46,404,080

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Operations (Unaudited)

	Three months ended
	March 31,
	2022	2021

Revenue
Oil and gas sales	$136,407	$65,653

Operating expenses
Lease operating costs	49,365	28,104
General and administrative	977,990	872,599
Stock based compensation	123,754	1,020,792
Depreciation, depletion, amortization and accretion	2,867	5,043

Total operating expenses	1,153,976	1,926,538

Loss from operations	(1,017,569)	(1,860,885)

Other (expense)
Interest expense	(1,161,275)	(443,836)
Equity in loss of unconsolidated entity	(965,910)	(5,871,908)
Loss on derivative liability	(65,010,723)	(36,601,064)
Total other expense	(67,137,908)	(42,916,808)

Net loss before income taxes	(68,155,477)	(44,777,693)
Income tax benefit (expense)	-	-

Net loss attributable to Camber Energy, Inc.	(68,155,477)	(44,777,693)
Less preferred dividends	-	(6,676,994)

Net loss attributable to common stockholders	$(68,155,477)	$(51,454,687)

Loss per weighted average number of common shares outstanding - basic and diluted	$(0.22)	$(1.80)

Weighted average number of common shares outstanding
Basic and Diluted	309,989,893	28,527,848

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,
	2022	2021

Cash flows from operating activities:

Net loss	$(68,155,477)	$(44,777,693)

Adjustments to reconcile net loss to cash provided (used) by operating activities
Stock-based compensation	123,754	1,020,792
Depreciation, depletion, amortization and accretion	2,867	5,043
Change in fair value of derivative liability	65,010,723	36,601,064
Amortization of debt discount	766,935	-
Equity in loss of unconsolidated entity	965,910	5,871,908
Changes in operating assets and liabilities
Accounts receivable	18,005	7,077
Prepaid expenses and other assets	(255,750)	(278,372)
Accounts payable and accrued expenses	397,969	1,024,006

Net cash used in operating activities	(1,125,064)	(526,175)

Cash flows from investing activities:
Loan to Viking	(4,297,300)	-

Net cash used in investing activities	(4,297,300)	-

Cash flows from financing activities:
Repayment of long-term debt	(1,000,000)	-
Redemption of Series G preferred stock	(1,375,000)	-
Redemption of Series C preferred stock	(18,850,000)	-
Proceeds from long-term debt	25,000,000	-

Net cash provided by financing activities	3,775,000	-

Net decrease in cash	(1,647,364)	(526,175)
Cash, beginning of period	5,854,382	868,548

Cash, end of period	$4,207,018	$342,373

Supplemental Cash Flow Information
Cash paid for:
Interest	$6,002	$-
Taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Issuance of series C Preferred Stock as investment in Viking	$-	$18,900,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) Three Months Ended March 31, 2022 and 2021

	Series C		Series C		Series G						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Stockholders'
	Number Of Shares	Amount	Number Of Shares	Amount	Number Of Shares	Amount	Number Of Shares	Amount	Paid In Capital	Accumulated Deficit	(Deficit) Equity

For the year ended three months ended March 31, 2022

Balances, December 31, 2021	-	$-	3,886	$4	10,544	$10	257,132,026	$257,132	$409,217,417	$(481,288,115)	(71,813,552)

Common Shares issued for:
Conversion of Series C preferred stock	-	-	(617)	-	-	-	64,653,948	64,654	51,643,658		51,708,312
True-Up Shares	-	-	-	-	-	-	38,185,136	38,185	25,374,555	-	25,412,740
Issuance of Common Shares for Consulting Fees	-	-	-	-	-	-	140,000	140	123,614	-	123,754
Redemption of Series C preferred stock for cash	-	-	(1,664)	(2)	-	-	-	-	(18,849,998)	-	(18,850,000)
Redemption of Series G preferred stock	-	-	-	-	(2,636)	(2)	-	-	(1,374,998)	-	(1,375,000)
Warrants issued for debt discount	-	-	-	-	-	-	-	-	14,763,393	-	14,763,393
Other	-	-	-	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	-	(68,155,477)	(68,155,477)

Balances March 31, 2022	-	$-	1,605	$2	7,908	$8	360,111,110	$360,111	$480,897,641	$(549,443,592)	$(68,185,830)

Balances, December 31, 2020	2,093	$5,946,052	-	$-	-	$-	25,000,000	$25,000	$209,362,384	$(311,612,946)	(102,225,562)

Common Shares issued for:
Conversion of Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	-
True-Up Shares	-	-	-	-	-	-	12,799,645	12,800	17,307,507	-	17,320,307
Issuance of Common Shares for Consulting Fees	-	-	-	-	-	-	690,094	690	1,020,102	-	1,020,792
Issuance of Series C Preferred Shares for Cash Proceeds	1,890	6,164,308	-	-	-	-	-	-	(6,164,308)	-	(6,164,308)
Series C fair value adjustment	-	512,686	-	-	-	-	-	-	(512,686)	-	(512,686)
Other	-	-	-	-	-	-	-	1	(1)	-	-
Net Loss	-	-	-	-	-	-	-	-	-	(44,777,693)	(44,777,693)

Balances March 31, 2021	3,983	$12,623,046	-	$-	-	$-	38,489,739	$38,491	$221,012,998	$(356,390,639)	$(135,339,150)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 RELATIONSHIP WITH AND OWNERSHIP OF VIKING ENERGY GROUP, INC.

On December 23, 2020 Camber Energy, Inc. (“Camber”, the “Company”) acquired a 51% interest in Viking Energy Group, Inc. (“Viking”). On January 8, 2021 and on July 29, 2021 the Company acquired additional interests in Viking resulting in the Company owning approximately 63% of the outstanding common shares of Viking. The Company accounts for its investment in Viking under the equity method of accounting because the Company has the ability to exercise significant influence over the operating and financial policies of Viking, but not control. The December 2020, January 2021 and July 2021 transactions and a new merger agreement in February 2021 are described further below.

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

NOTE 3 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $68,155,477 for the three months ended March 31, 2022 as compared to a net loss of $44,777,693 for the three months ended March 31, 2021. The 2022 loss was comprised of, among other things, certain non-cash items with a total net impact of $66,103,254 including: (i) a loss on derivative liability of $65,010,723 (ii) Loss in earnings of unconsolidated entity of $965,910 (iii) stock-based compensation of $123,754; and (iv) Depreciation, depletion and accretion of $2,867.

As of March 31, 2022, the Company has a stockholders’ deficit of $68,185,830 and total Long-Term Debt of $31,503,541, net of debt discount.

As of March 31, 2022, the Company has a working capital deficiency of approximately $80.4 million. The largest component of current liabilities creating this working capital deficiency is a derivative liability of $81 million.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has provided a discussion of significant accounting policies, estimates, and judgments in its December 31, 2021, Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies since December 31, 2021, which are expected to have a material impact on the Company’s financial position, operations, or cash flows.

Amounts presented in the consolidated balance sheet as of December 31, 2021 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of and for the three-month periods ended March 31, 2022 and 2021 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Camber’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Basis of Consolidation

The financial statements presented herein reflect the consolidated financial results of the Company, its wholly owned subsidiaries, Camber Permian LLC, a Texas limited liability company, CE Operating, LLC, an Oklahoma limited liability company, C E Energy LLC, a Texas limited liability company, which was assigned to PetroGlobe in July 2020 as discussed below under “Note 12 – Commitments and Contingencies” – “Legal Proceedings. All significant intercompany transactions and balances have been eliminated.

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

As of March 31, 2022 and December 31, 2021, the significant inputs to the Company’s derivative liability relative to the Series C Preferred Stock were Level 3 inputs.

Assets and liabilities measured at fair value as of and for the three months ended March 31, 2022 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses (three months ended March 31, 2022)

Financial liabilities:
Derivative liability- Series C Preferred Stock			$80,998,239	(65,010,723)
Derivative liability- Series G Preferred Stock			--	--
	$-	$-	$80,998,239	(65,010,723)

Assets and liabilities measured at fair value as of December 31, 2021 and losses for the three months ended March 31, 2021 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs- December 31, 2021 (Level 3)	Total (Losses) (three months ended March 31, 2021

Financial liabilities:
Derivative liability - Series C preferred Stock			$93,108,568	(36,601,064)
	$-	$-	$93,108,568	$(36,601,064)

 Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. At March 31, 2022 and December 31, 2021, the Company’s cash in excess of the federally insured limit was $3,957,018 and $5,604,382, respectively. Historically, the Company has not experienced any losses in such accounts. The Company had no cash equivalents at March 31, 2022 and December 31, 2021, respectively

Accounts Receivable

Accounts receivable, net, include amounts due for oil and gas revenues from prior month production. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. At March 31, 2022 and December 31, 2021 there were no allowances for doubtful accounts.

Investment in Unconsolidated Entities

The Company accounts for its investment in unconsolidated entities under the equity method of accounting when it does not own a controlling financial interest and it has the ability to exercise significant influence over the operating and financial policies of the entity. The Company accounts for its investments in Viking under the equity method. Under the equity method, the investment is initially recorded at cost and the investment is reduced for dividends or distributions it receives and increased or decreased for its proportionate share of earnings or losses of the entity.

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

No impairment expense was recorded for the three months ended March 31, 2022.

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

Income (loss) per Share

Basic and diluted income (loss) per share calculations are calculated on the basis of the weighted average number of shares of the Company’s common stock outstanding during the year. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted earnings per share, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise price of the options and warrants. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. At March 31, 2022 and December 31, 2021 there were 273,746,569 and 262,224,956 common stock equivalents that were anti-dilutive, respectively.

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

The Series G Convertible Preferred stock is redeemable or convertible into a variable number of common shares, at the option of the Company. The conversion rate is determined at the time of conversion using a VWAP calculation similar to the Series C Stock described above. As a result, the Series G Preferred Stock contains an embedded derivative that is required to be recorded at fair value. The Company has determined that the fair value of the embedded derivative as of March 31, 2022 and December 31, 2021 is negligible due to the restrictions on conversion. The embedded derivative associated with the Series G Stock is marked to market at each reporting date with changes in fair value recorded in income.

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

Subsequent events

The Company has evaluated all subsequent events from March 31, 2022 through the date of filing of this report.

NOTE 5 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the three months ended March 31, 2022. The allocation between the classifications is based on the relationships summarized in the Company’s annual analysis of reserves as of December 31, 2021. The Adjustments column reflects depletion and all other increases or decreases that occurred during the three months ended March 31, 2022:

	December 31, 2021	Depletion and Adjustments	March 31, 2022

Proved developed producing oil and gas properties
United States cost center	$78,433,316	$-	$78,433,316
Accumulated depreciation, depletion and amortization	(78,364,432)	(1,603)	(78,366,035)
Proved developed producing oil and gas properties, net	$68,884	$(1,603)	$67,281

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

For the three months ended March 31, 2022 and 2021, the Company recorded $0 and $0 impairments, respectively.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED ENTITIES

The Company accounts for its investment for its investments in Viking under the equity method. The Company owns 63% of the outstanding common shares of Viking March 31, 2022 and December 31, 2021.

Table below shows the changes in the investments in unconsolidated entities for the three-month period ended March 31, 2022 and the year ended December 31, 2021.

	March 31, 2022	December 31, 2021
Carrying amount – beginning of period	$36,299,592	$15,830,538
Investment in Viking	-	29,900,000
Proportionate Share of (losses)	(965,910)	(9,430,946)

Carrying amount - ending	$35,333,682	$36,299,592

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the future retirement of oil and natural gas properties for the three months ended March 31, 2022 and the year ended December 31, 2021.

	Three months ended March 31, 2022	Year ended December 31, 2021
Carrying amount at beginning of period	$53,055	$46,748
Acquisition of Viking	-	-
Accretion	1,264	6,307
Carrying amount at end of period	$54,319	$53,055

NOTE 8 – LONG TERM DEBT

Long-term debt obligations of Camber Energy, Inc.:

Note payable to Discover Growth Fund, pursuant to a Secured Promissory Note dated December 24, 2021 and funded on January 3, 2022 in the original amount of $26,315,789 with interest and principal due at maturity on January 1, 2027. The note bears interest at a rate equal to the Wall Street Journal Prime Rate and is secured by lien on substantially all of the Company’s assets.	$26,315,789	$-

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by lien on substantially all of the Company’s assets.	6,000,000	6,000,000

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by first lien on the Company’s ownership in Viking.	12,000,000	12,000,000

Note payable to Discover Growth Fund, LLC pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by lien on substantially all of the Company’s assets.	2,500,000	2,500,000

Note payable to Discover Growth Fund, LLC pursuant to a 10.0% Secured Promissory Note dated December 9, 2021 in the original amount of $1,000,000 with interest and principal due at maturity on March 8, 2022. The Note is secured by lien on substantially all of the Company’s assets. The note was paid in full on January 4, 2022.	-	1,000,000

Principal value of debt	46,815,789	21,500,000
Less: unamortized debt discount	(15,312,248)	-
Total long-term debt, net	31,503,541	21,500,000
Less current portion	-
	$31,503,541	$21,500,000

The Company entered into a Loan Agreement on December 24, 2021 with the Discover pursuant to which the agreed to loan the Company $25,000,000 subject to, among other things, the Company having increased its authorized capital of common shares on or before December 31, 2021, which increase occurred on December 30, 2021.

On January 3, 2022 the Company received $25,000,000 representing a 5% original issue discount of the loan face value of $26,315,79. The Company granted the lender a first-priority security interest in Camber’s common shares of Viking and a first-priority security interest in Camber’s other assets. The notes are convertible into shares of common stock of Camber at a fixed price of $1.50 per share, subject to beneficial ownership limitations. The obligations under the Investor Note are supported by a Guaranty from Viking.

As an incentive to enter into the Note agreement, Camber granted the lender warrants to purchase 25,000,000 shares of Camber common stock at an exercise price of $10.00 and 25,000,000 warrants with an exercise price of $20.00. The warrants expire on December 31, 2026. The Company allocated the net proceeds received of $25,000,000 to the notes and the warrants based on relative fair value and recorded the loan proceeds allocated to the warrants as an additional debt discount of $14,763,393. The fair value of the warrants was determined based on a black-scholes model. Debt discounts on the Note are amortized over the life of the Note using the interest method.

The majority of the Loan Proceeds of the loan were used to: (i) redeem shares of Series C Redeemable Convertible Preferred Stock of the Company not owned by the Investor or its affiliates; and (ii) pay in full the secured loan disclosed by the Company in a Current Report Filed on Form 8-K filed with the SEC on December 17, 2021 that was due on March 8, 2022.

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended March 31,

2023	$-
2024	-
2025	-
2026	-
2027	-
Thereafter	31,503,541

$31,503,541

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

Activities for derivative Series C Preferred Stock derivative liability during the three months ended March 31, 2022 and the year ended December 31, 2021 were as follows:

	2022	2021
Carrying amount at beginning of period	$93,108,568	$77,636,666
Issued Series C preferred shares	-	15,412,950
Change in Fair value	65,010,723	41,878,821
Settlement of Obligation (issuance of common shares)	(77,121,052)	(41,819,869)
Carrying amount at end of period	$80,998,239	$93,108,568

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

NOTE 12 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Oil and Gas Contracts

The following table disaggregates revenue by significant product type for the three months ended March 31, 2022 and 2021 respectively:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Oil sales	$83,056	$42,580
Natural gas sales and liquids	53,351	23,073
Total oil and gas revenue from customers	$136,407	$65,653

NOTE 13 – STOCKHOLDERS’ DEFICIT

Common Stock

During the three months ended March 31, 2022, the Company issued 140,000 shares of restricted common stock to service providers in consideration for investor relations and marketing services. The Company recognized $123,754, based on the grant date fair value of the Company’s common stock, in share-based compensation expense.

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

As of March 31, 2022 and December 31, 2020, the Company had no Series A Convertible Preferred Stock issued or outstanding.

Series B Redeemable Convertible Preferred Stock

As of March 31, 2022 and December 31, 2021, the Company had no Series B Redeemable Convertible Preferred Stock issue and outstanding.

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

Series C Redeemable Convertible Preferred Stock

On February 3, 2020, the Company sold 525 shares of Series C Preferred Stock for total proceeds of $5 million. In the event the Merger Agreement entered into with Viking in February 2020 is terminated for any reason, we (until June 22, 2020, when such terms were amended) these shares were required to be redeemed at a 110% premium, in an aggregate amount equal to $5,775,000. Because of the previous redemption requirement and due to certain redemption features, which are outside the control of the Company, the Series C Preferred Stock is classified as temporary equity on the March 31, 2021 and December 31, 2020 balance sheets. Temporary equity is a security with redemption features that are outside the control of the issuer, is not classified as an asset or liability in conformity with GAAP, and is not mandatorily redeemable. In addition, the Series C Preferred Stock contains an embedded derivative and an additional derivative upon conversion. (See note 10)

On January 8, 2021, the Company issued 1,890 shares of Camber’s Series C Preferred Stock to EMC Capital Partners, LLC, one of Viking’s lenders, in full satisfaction of a secured promissory note previously issued by Viking to EMC, accrued interest and certain other liabilities totaling approximately $18,900,000. The issuance was recorded as an additional investment by the Company in Viking

As of March 31, 2022, Discover was not owed any common shares in connection with previous conversion notices as a result of the extension of the Measurement Period.

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

As of March 31, 2022 and December 31, 2021, the Series C Preferred shares were convertible into a substantial number of the Company’s common shares which could result in significant dilution of the Company’s existing shareholders. If the outstanding Series C Preferred were converted as of March 31, 2022 and December 31, 2021, the Company estimates that the following common shares would be required to be issued to satisfy the conversion of the Series C Preferred shares:

	March 31, 2022	December 31, 2021
Estimated number of shares issuable for conversion at $3.25 per share	4,938,462	6,440,000
Estimated number of common shares required to satisfy Conversion Premium using VWAP at period end	118,707,797	103,226,626
	123,646,259	109,666,626

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

Series E Redeemable Convertible Preferred Stock and Series F Convertible Preferred Stock

As described above in “Note 1 – General” and “Note 14 – Merger Agreement and Divestiture”, on the Closing Date, pursuant to the Lineal Plan of Merger, the Company acquired 100% of the ownership of Lineal from the Lineal Members in consideration for 1,000,000 of the newly issued shares of Series E Preferred Stock and 16,750 of the newly issued shares of Series F Preferred Stock and effective on December 31, 2019, the Company divested its ownership in Lineal and the Series E Preferred Stock and Series F Preferred Stock were returned to the Company and cancelled.

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

Series G Redeemable Convertible Preferred Stock

On or about December 30, 2021, the Company created a new class of preferred stock known as Series G redeemable convertible preferred stock (the “Series G Preferred Stock”), having a face value of $10,000 per share.

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

In the first quarter of 2022, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”) between the Company and an accredited investor (the “Investor”) dated on or about December 30, 2021, the Investor purchased from the Company 10,544 shares of newly designated Series G redeemable convertible preferred stock (the “Series G Preferred Stock”), having a face value of $10,000 per share, for an aggregate price of $100,000,000 (the “Purchase Price”), representing at a 5% original issue discount.

The Purchase Price was paid by the Investor via payment of $5,000,000 in cash, and the execution and delivery of four Promissory Notes (each a “Note” and collectively, the “Notes”) from the Investor in favor of Company, each in the amount of $23,750,000 and payable by the Investor to the Company on March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, respectively.

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

Partial Redemption of Series G Preferred Stock

On March 10, 2022, the Company paid the Investor $1,375,000 and redeemed the 2,636 shares of Series G Preferred Stock associated with the Note due March 31, 2022, thereby canceling such Note and reducing the number of shares of Series G Preferred Stock outstanding from 10,544 to 7,908. As mentioned above, the Investor may not convert any of the remaining shares of preferred stock associated with any remaining Note into shares of common stock or sell any of the underlying shares of common stock unless that Note is paid in full by the Investor, and the Company may redeem the shares of Series G Preferred Stock associated with each Note by paying the Investor $1,375,000 as full consideration for such redemption.

Warrants

On April 26, 2021, the Company issued warrants to Regal Consulting, LLC (“Regal”) entitling Regal to purchase 100,000 shares of common stock of the Company at an exercise price of $0.705 per share. The company recognized an expense of $42,037 in connection with the warrants. The warrants expire on April 25, 2022.

The following is a summary of the Company’s outstanding warrants at March 31, 2022:

Warrants		Exercise	Expiration	lntrinsic Value at
Outstanding		Price ($)	Date	March 31, 2022

3	(1)	$195,312.50	September 12, 2022		$-
32	(2)	$12,187.50	May 24, 2023		$-
50,000,000	(3)	$2.00	December 30, 2026		$-
50,000,000	(3)	$4.00	December 30, 2026		$-
100,000	(4)	$0.705	April 25, 2025		$-
25,000,000	(5)	10.00	December 31, 2026	$
25,000,000	(5)	20.00	December 31, 2026	$

150,150,035					$-

(1)	Warrants issued in connection with funding. The warrants were exercisable on the grant date (September 12, 2017) and remain exercisable until September 12, 2022.
(2)

Warrants issued in connection with a Severance Agreement with Richard N. Azar II, the Company’s former Chief Executive Officer. The warrants were exercisable on the grant date (May 25, 2018) and remain exercisable until May 24, 2023.

(3)	Warrants issued in connection with the Series G Preferred Stock and remain exercisable until December 30, 2026
(4)	Warrants issued to a consultant for services and are exercisable until April 25, 2022.
(5)	Warrants issued in connection with the issuance of a $25,000,000 promissory note

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

NOTE 15 – INCOME (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per share for the three months ended March 31, 2022 and 2021, was as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Income (loss)	$(68,155,477)	$(44,777,693)
Less preferred dividends	-	(6,676,994)
Net income (loss) attributable to common stockholders	$(68,155,477)	$(51,454,687)
Denominator Weighted average share – basic	309,989,893	28,527,848
Dilutive effect of common stock equivalents Options/warrants	—	—
Preferred C shares	—	—
Denominator Total Weighted average shares – diluted	309,989,893	28,527,848
Income (loss) per share – basic Continuing operations	$(.22)	$(1.80)
Income (loss) per share – diluted Continuing Operations	$(.22)	$(1.80)

NOTE 16 – SUBSEQUENT EVENTS

Share Issuances & Consulting Arrangements

Between September 14, 2021 and January 6, 2022, the Company issued 14,495,827 shares of common stock to EMC Capital Partners, LLC (“EMC”) in connection with the conversion by EMC of shares of the Company’s Series C Preferred Stock.

Series C Preferred Stock

Conversions of Series C Stock in 2022:

On or about January 4, 2022, EMC converted 129 shares of Series C Preferred Stock, entitling EMC to receive 16,548,332 shares of common stock, of which 2,052,507 shares of common stock were issued to EMC on or about such date and 14,495,825 were issued on or about May 12, 2022.

From February 23, 2022 through March 7, 2022, Discover converted 488 shares of Series C Preferred Stock into approximately 62,601,441 shares of common stock. On May 13, Discover converted 30 shares of Series C Preferred Stock into approximately 3,848,450 shares of common stock.

Outstanding Series C Stock

As of May 16, 2022, Discover holds 0 shares of Series C Preferred Stock and Antilles holds 1,175 shares of Series C Preferred Stock.

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

Going Concern Qualification

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated net loss of $68,155,477 for the three months ended March 31, 2022 as compared to a net loss of $44,777,693 for the three months ended March 31, 2021. The 2022 loss was comprised of, among other things, certain non-cash items with a total net impact of $(66,103,254) including: (i) a loss on derivative liability of $65,010,723 (ii) Loss in earnings of unconsolidated entity of $965,910 (iii) stock-based compensation of $123,754; and (iv) Depreciation, depletion and accretion of $2,867.

As of March 31, 2022, the Company has a stockholders’ deficit of $(68,185,830) and total Long-Term Debt of $31,503,541.

As of March 31, 2022, the Company has a working capital deficiency of approximately $80.4 million. The largest components of current liabilities creating this working capital deficiency is a derivative liability of $81 million.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three months ended March 31, 2022 and 2021, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, and December 31, 2021, the Company had $4,207,018 and $5,854,382 in cash holdings, respectively.

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Revenue

The Company had gross revenues of $136,407 for the three months ended March 31, 2022, as compared to $65,653 for the three months ended March 31, 2022, reflecting an increase of $70,754. This increase in revenue is a result of an increase in oil and gas realized prices in 2021.

Expenses

The Company’s operating expenses decreased to $1,153,976 for the three-month period ended March 31, 2022, from $1,926,538 in the corresponding prior period. Lease operating costs increased by $21,261 to $49,365 for the three-month period ended March 31, 2022 as compared to $28,104 for the three-month period ended March 31, 2021, due to lower realized production levels. DD&A expense was relatively unchanged at $2,867 for the three months ended March 31, 2022 as compared to $5,043 for the three months ended March 31, 2021. General and administrative expenses and stock-based compensation combined reflected a decrease of $791,647 to $1,101,744, when compared to $1,893,391 in the corresponding prior period.

Income (loss) from Operations

The Company generated a loss from operations for the three months ended March 31, 2022 of $(1,017,569), when compared to a loss from operations of $(1,860,885) for the three months ended March 31, 2021.

Other Income (Expense)

The Company had other (expense) of $(67,137,908) for the three months ended March 31, 2022, as compared to other (expense) of $(42,916,808) for the three months ended March 31, 2021. This significant difference is primarily a result of the Company’s stock price and its impact on our derivatives.

Net Income (Loss)

The Company had net loss of $(68,155,477) during the three-month period ended March 31, 2022, compared with a net loss of $(51,454,687) for the three-month period ended March 31, 2021, a $16,700,790 difference primarily as a result of the items discussed above.

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

The fair value of the derivative liability relating to the Conversion Premium for any outstanding Series C Shares is equal to the cash required to settle the Conversion Premium. The fair value of the potential True-Up share obligation has been estimated using a binomial pricing mode and the lesser of the conversion price or the low closing price of the Company’s stock subsequent to the conversion date. and the historical volatility of the Company’s common stock. (See note 10)

The following tables present a range of estimates of the number of shares potentially issuable to settle future conversions of the Series C Preferred Stock outstanding at March 31, 2022, including the conversion premiums, reflecting consideration of all provisions that pertain to the computation of settlements as follows:

Estimate of Common Shares Due to Series C Pref. Shareholders (assuming Dividends/Conversion Premium are paid in stock as opposed to cash)

Series C Pref. Shares
Outstanding - March 31, 2022	1,605
Assume Triggering Event	Yes

Low VWAP During Measurement Period - $0.3475		Low VWAP During Measurement Period - $0.50		Low VWAP During Measurement Period - $1.00

Conversion Price for Preferred Stock	$3.25	Conversion Price for Preferred Stock	$3.25	Conversion Price for Preferred Stock	$3.25
VWAP during Measurement Period	$0.3475	VWAP during Measurement Period	$0.5000	VWAP during Measurement Period	$1.0000
Price for Calculating Conversion Premium (i.e. 85% of VWAP less $0.10)	$0.1954	Price for Calculating Conversion Premium (i.e. 85% of VWAP less $0.10)	$0.3250	Price for Calculating Conversion Premium (i.e. 85% of VWAP less $0.10)	$0.7500
Series C Pref Shares	$1,605	Series C Pref Shares	$1,605	Series C Pref Shares	3,945
Face value per share	$10,000	Face value per share	$10,000	Face value per share	$10,000
Total value	$16,050,000	Total value	$39,450,000	Total value	$39,450,000
Annual Conversion Premium	$5,609,475	Annual Conversion Premium	$5,609,475	Annual Conversion Premium	$5,609,475
Total conversion Premium (7 years worth of dividends)	$39,266,325	Total conversion Premium (7 years worth of dividends)	$39,266,325	Total conversion Premium (7 years worth of dividends)	$39,266,325
Underlying common shares for Face Value Portion	4,938,462	Underlying common Shares for Face Value Portion	4,938,462	Underlying common shares for Face Value Portion	4,938,462
Underlying common shares for Conversion Premium	200,953,557	Underlying common shares for Conversion Premium	120,819,462	Underlying common shares for Conversion Premium	52,355,100
Total Potential Shares	205,892,019	Total Potential Shares	125,757,924	Total Potential Shares	57,293,562

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

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

There were no changes in Internal Control Over Financial Reporting during the quarter ended March 31, 2022.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of March 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

The Company was the target of a “short” report issued by Kerrisdale Capital in early October, 2021, and as a result of such short report, on October 29, 2021, a Class Action Complaint (i.e. C.A.No.4:21-cv-03574) was filed against the Company, its CEO and CFO by Ronald E. Coggins, Individually and on Behalf of All Others Similarly Situated v. Camber Energy, Inc., et al.; in the U.S. District Court for the Southern District of Texas, Houston Division, pursuant to which the Plaintiffs are seeking to recover damages alleged to have been suffered by them as a result of the defendants’ violations of federal securities laws. The defendants deny the allegations contained in the Class Action Complaint, and have engaged Baker Botts L.L.P. to defend the action.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2022, the Company issued unregistered equity securities as described below:

The Company issued a total of 102,839,084 common shares to preferred stockholders.   Certain of such shares of common stock were due under one of the stockholder’s prior conversions of Series C Preferred Stock into common stock, and were issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering.  The balance of such shares of common stock were issued in connection with the stockholders’ conversions of Series C Preferred Stock into common stock, and issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering.

The Company issued 140,000 common shares for services.  The issuance of the foregoing securities was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

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

CAMBER ENERGY, INC. (Registrant)

/s/ James Doris	Date: May 20, 2022
Principal Executive Officer

/s/ Frank W. Barker, Jr.	Date: May 20, 2022
Principal Financial and Accounting Officer

