Form 10-K/A
period 2020-03-31
CAMBER ENERGY, INC.
filed 2022-06-08
CIK 1309082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

Explanatory Note – This Filing

This Amendment No. 3 on Form 10-K/A amends the registrant’s Amended Annual Report on Form 10-K/A for the year ended March 31, 2020 as filed with the Securities and Exchange Commission by the registrant on May 18, 2022. This Amendment is being filed to include the XBRL Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other items are being amended, and this Amendment does not reflect any events occurring after the filing of the original Amended Annual Report on Form 10-K/A for the year ended March 31, 2020.

Explanatory Note - Previous Filing

Camber Energy, Inc (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 with the Securities and Exchange Commission (the “SEC”) on June 29,2020 (the “Original 10-K”). We then amended the Original 10-K by filing Amendment No. 1 on Form 10-K/A (the “First Amendment”) with the SEC on November 22, 2021 which amended the Original 10-K. This Amendment No. 2 on Form 10-K/A (the “Second Amendment”) further amends the First Amendment.

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

After consultations with the SEC staff and the Company’s accounting advisors, the Company determined that the impact of the errors in the First Amendment: (i) was material for the fiscal years ended March 31, 2019 and 2020; and (ii) to restate the First Amendment, inclusive of comparative financial statements for the year ended March 31, 2019, the previously filed quarterly report on Form 10-Q/A for the three months ended June 30, 2020, and the previously filed quarterly report on Form 10-Q/A for the three and six month periods ended September 30, 2020. See Note 4 to the Consolidated Financial Statements included in Item 8 for additional information and a reconciliation of the previously reported amounts to the restated amounts.

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

The Series C Stock were initially issued in September 2016 and should have been recorded with a deemed dividend to recognize the required conversion premium upon issuance and a loss on derivative liability to recognize the variability if the shares were converted to common shares.  Subsequent measurement should have included adjustments to the carrying value of the Series C Stock to recognize changes in fair value due to changes in the Company’s stock price and recognition of gains or losses on conversion of the Series C Stock into common stock.  Our restatements, accounting treatment and calculations are more fully described in notes 4 and 10.

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

We reported a net loss for the year ended March 31, 2020 of $27.96 million (net loss attributable to common shareholders of $35.1 million), or $16.64 per common share. For the year ended March 31, 2019, we reported a net loss of $42 million (net loss attributable to common shareholders of $42.6 million), or $10,794.66 per common share. The decrease in net loss was primarily due to a loss on derivative liability of $24.1 million for the year ended March 31, 2020 as compared to a loss on derivative liability of $58.7 million for the year ended March 31, 2019.  The loss on derivative liability relates to the conversion premium for the conversion of the Series C Preferred Stock, as well as adjustments to the carrying value of the Series C Stock to recognize changes in fair value due to changes in the Company’s stock price and recognition of gains or losses on conversion of the Series C Stock into common stock more fully described in notes 4 and 10. The increase in the net loss was partially offset by the one-time gain on the sale of assets to N&B Energy that closed in September 2018, and resulted in a gain on sale of property and equipment of $25.8 million for the year ended March 31, 2019, as described above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture“.

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

Loss on derivative liability. Loss on derivative liability decreased by $34.6 million or 59% as compared to the prior period. During the year ended March 31, 2020, the Company experienced a significant decline in its stock price and had an additional 514 Series C Preferred Shares outstanding at March 31, 2020 as compared to March 31, 2019 that were subject to adjustment subsequent to year end. The decrease in the loss on derivative liabilities is due primarily to the stock price changes.

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

At March 31, 2020, the Company’s total current assets of $1.1 million were less than its total current liabilities of approximately $79.7 million, resulting in a working capital deficit of $78.5 million, while at March 31, 2019, the Company’s total current assets of $8.2 million exceeded its total current liabilities of approximately $62.4 million, resulting in working capital deficit of $54.2 million. The reduction from aworking capital deficit of $54.2 million to a working capital deficit of $79.7 million is due to losses on the Series C Preferred Stock derivative liability, losses from continuing operations, costs incurred with the Lineal merger and ultimate divestiture with Lineal as discussed above under “Item 1. Business – General – Lineal Acquisition and Divestiture“, and $7.3 million of advances on long-term notes receivable relating to amounts loaned to Lineal and advanced to Viking, as discussed in greater detail above under “Item 1. Business - General - Mid-Continent Acquisition and Divestiture“ and “Item 1. Business – General – Viking Plan of Merger“, respectively.

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

The impact of the restatement on our financial statements included in the First amendment is as follows:

The table below sets forth changes to the consolidated balance sheet as of March 31, 2020:

	As Previously
	Restated (First Amendment)	Adjustments	As Restated

TOTAL ASSETS	9,695,218		9,695,218

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	1,474,221	-	1,474,221
Common stock payable	173,000	-	173,000
Accrued expenses	348,460	-	348,460
Derivative liability - Series C	8,669,831	68,966,835	77,636,666
Current ARO	30,227	-	30,227
Current income taxes payable	3,000	-	3,000
Total current liabilities	10,698,739	68,966,835	79,665,574

Asset retirement obligations	41,523	-	41,523

TOTAL LIABILITIES	10,740,262	68,966,835	79,707,097

Commitments and contingencies	-		-

TEMPORARY EQUITY
Preferred Stock Series C	39,389,202	(29,587,756)	9,801,446
STOCKHOLDERS EQUITY

Common Stock	5,000	-	5,000
Additional paid in capital	149,825,528	29,957,705	179,783,233

Retained (deficit)	(190,264,774)	(69,336,784)	(259,601,558)

Total stockholders’ equity (deficit)	(40,434,246)	(39,379,079)	(79,813,325)

TOTAL LIABILITIES AND EQUITY	9,695,218	--	9,695,218

The table below sets forth changes to the consolidated balance sheet as of March 31, 2019:

	As Previously
	Restated (First Amendment)	Adjustments	As Restated

TOTAL ASSETS	8,582,672		8,582,672

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	1,521,329	-	1,521,329
Common stock payable	303,340	-	303,340
Accrued expenses	276,133	1	276,134
Current income taxes payable	3,000	-	3,000
Derivative liability - Series C	3,911,649	56,391,825	60,303,474
Total current liabilities	6,015,451	56,391,826	62,407,277

Asset retirement obligations	303,809	-	303,809
Derivative liability	5	-	5

TOTAL LIABILITIES	6,319,265	56,391,826	62,711,091

Commitments and contingencies	-		-

TEMPORARY EQUITY
Preferred Stock Series C	28,248,946	(25,538,266)	2,710,680

STOCKHOLDERS EQUITY
Preferred Stock Series B	44	-	44
Common Stock	13	-	13
Additional paid in capital	155,664,694	19,139,540	174,804,234
Retained earnings (deficit)	(181,650,290)	(49,993,100)	(231,643,390)

Total stockholders’ (deficit)	(25,985,539)	(30,853,560)	(56,839,099)

TOTAL LIABILITIES AND EQUITY	8,582,672	-	8,582,672

The table below sets forth changes to the consolidated statement of operations for the year ended March 31, 2020:

For the Year Ended March 31, 2020	As previously Restated (First Amendment)	Adjustments	Restated
Operating revenues	397,118	-	397,118

Operating Expenses
Lease Operating Expenses	479,656	-	479,656
Severance and Property Taxes	14,440	-	14,440
Depreciation, Depletion, Amortization and Accretion	20,420	-	20,420
Impairment of Oil and Gas Properties	—	-	—
Gain on Sale of Property and Equipment	—	-	—
General and Administrative	4,909,871	-	4,909,871
Total	5,424,387	-	5,424,387

Operating Income (Loss)	(5,027,269)	-	(5,027,269)

Other Expense (Income)
Interest Expense	14,771	-	14,771
Equity in Earnings of Unconsolidated Entity	(957,169)	-	(957,169)
Loss on Derivative liability	4,758,182	19,343,688	24,101,870
Other (Income) Expense, Net	(228,572)	-	(228,572)
Total Other Expense	3,587,212	19,343,688	22,930,900

Loss Before Income Taxes	(8,614,481)	(19,343,688)	(27,958,169)
Income Tax Benefit (Expense)	—	-	—
Net Loss	$(8,614,481)	(19,343,688)	$(27,958,169)
Less preferred dividends	6,041,356	1,090,139	7,131,495
Net loss attributable to common shareholders	(14,655,837)	(20,433,827)	(35,089,664)

(Loss) Per Common Share
Basic	$(6.95)		$(16.64)
Diluted	$(6.95)		$(16.64)

Weighted Average Number of Common Shares Outstanding
Basic	2,109,622		2,109,622
Diluted	2,109,622		2,109,622

The table below sets forth changes to the consolidated statement of operations for the year ended March 31, 2019:

For the Year Ended March 31, 2019	As previously Restated (First Amendment)	Adjustments	Restated
Operating revenues	2,742,102		2,742,102

Operating Expenses
Lease Operating Expenses	2,870,908		2,870,908
Severance and Property Taxes	132,993		132,993
Depreciation, Depletion, Amortization and Accretion	478,770		478,770
Impairment of Oil and Gas Properties	1,304,785		1,304,785
Gain on Sale of Property and Equipment	(25,808,246		(25,808,246)
General and Administrative	5,152,766		5,152,766
Total	(15,868,024		(15,868,024)

Operating (Loss)	18,610,126		18,610,126

Other Expense (Income)
Interest Expense	2,438,097		2,438,097
Equity in Earnings of Unconsolidated Entity			—
Loss on Derivative liability	27,431,824	31,247,428	58,679,252
Other (Income) Expense, Net	(474,124)		(474,124)
Total Other Expense (Income)	29,395,798	31,247,428	60,643,226

Loss Before Income Taxes	(10,785,671	(31,247,428)	(42,033,100)
Income Tax Benefit (Expense)	(3,000)		(3,000)
Net Loss	$(10,788,671)	(31,247,428)	$(42,036,100)
Less preferred dividends	4,224,027	(3,610,433)	613,594
Net (loss) attributable to common shareholders	(15,012,698)	(27,636,995)	(42,649,694)

Income (Loss) Per Common Share
Basic	$(3,799.72)	(6,994.94)	$(10,794.66)
Diluted	$(3,799.72)	(6,994.94)	$(10,794.66)

Weighted average Number of Shares Outstanding
Basic	3,951		3,951
Diluted	3,951		3,951

The table below sets forth changes to the consolidated statement of shareholders’ equity for the year ended March 31, 2020:

	As previously restated (First Amendment)	Adjustments	As Restated

Balances March 31, 2020
Series C preferred Stock	$39,389,202	$(29,587,756)	$9,801,446

Common stock	$5,000		$5,000
Additional Paid-in Capital	149,825,528	29,957,756	179,783,233
Accumulated Deficit	(190,264,774)	(69,336,784)	(259,601,558)
Total Stockholders' Equity, March 31, 2020	$(40,434,246)	$(39,379,079)	$(79,813,325)

The table below sets forth changes to the consolidated statement of shareholders’ equity for the year ended March 31, 2019:

	As previously restated (First Amendment)	Adjustments	As Restated

Balances March 31, 2019
Series C preferred Stock	$28,248,946	$(25,538,266)	$2,710,680
			-
Series B preferred stock	$44		$44
Common stock	13		13
Additional Paid-in Capital	155,664,694	19,139,540	174,804,234
Stock Dividend distributable	3	(3)	-
Accumulated Deficit	(181,650,293)	(49,993,096)	(231,643,389)
Total Stockholders' Equity, March 31, 2019	$(25,985,539)	$(30,853,559)	$(56,839,098)

The table below sets forth changes to the consolidated statements of cash flows for the year ended March 31, 2020:

For the Year Ended March 31, 2020	As previously Restated (First Amendment)	Adjustments	Restated
Cash Flows from Operating Activities
Net Loss	$(8,614,481)	$(19,343,688)	$(27,958,169)
Net Loss from Discontinued Operations	—	—	—
Net Loss from Continuing Operations	(8,614,481)	(19,343,688)	(27,958,169)
Adjustments to Reconcile Net (Loss) to Net Cash Used in Operating Activities:
Depreciation, Depletion, Amortization and Accretion	20,420		20,420
Share-Based Compensation	200,690		200,690
Bad Debt Expense	17,694		17,694
Litigation Settlement – PetroGlobe	204,842		204,842
Change in Fair Value of Derivative Liability	4,758,177	19,343,688	24,101,870
Equity in Earnings of Unconsolidated Entity	(957,169)		(957,169)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(144,020)		(144,020)
Other Current Assets	42,523		42,523)
Accounts Payable and Accrued Expenses	(329,531)		(329,531)
Net Cash Used in Operating Activities from Continuing Operations	(4,800,855		(4,800,855)
Net Cash Provided by Operating Activities from Discontinued Operations	1,212,391		1,212,391
Net Cash Used in Operating Activities	(3,588,464		(3,588,464)
Net Cash Used in Investing Activities from Continuing Operations	(8,948,369		(8,948,369)
Cash Used in Investing Activities from Discontinued Operations	(692,650		(692,650)
Cash Used in Investing Activities	(9,641,019		(9,641,019)
Financing Cash Flows
Proceeds from Issuance of Series C Preferred Stock	5,000,000		5,000,000
Cash Settlement of Preferred B Dividends	(25,000)		(25,000)
Net Cash Provided by Financing Activities from Continuing Operations	4,975,000		4,975,000
Cash Provided by Financing Activities from Discontinued Operations	1,132,375		1,132,375
Cash Provided by Financing Activities	6,107,375		6,107,375
(Decrease) in Cash	(7,122,108)		(7,122,108)
Cash at Beginning of the Year	7,778,723		7,778,723
Cash at End of the Year	$656,615		$656,615

The table below sets forth changes to the consolidated statements of cash flows for the year ended March 31, 2019:

For the Year Ended March 31, 2019	As previously Restated (First Amendment)	Adjustments	Restated
Cash Flows from Operating Activities
Net Loss	$(10,788,672)	$(31,247,428)	$(42,036,100)
Adjustments to Reconcile Net (Loss) to Net Cash Used in Operating Activities:
Depreciation, Depletion, Amortization and Accretion	478,770		478,770
Impairment of Oil and Gas Properties	1,304,785		1,304,785
Share-Based Compensation	343,730		343,730
Amortization of Discount on Notes	1,499,647		1,499,647
Bad Debt Expense	190,365		190,365
Gain on Sale of Property and Equipment	(25,808,246)		(25,808,246)
Change in Fair Value of Derivative Liability	27,431,824	31,247,428	58,679,252
Changes in Operating Assets and Liabilities:
Accounts Receivable	327,489		327,489
Other Current Assets	(34,472)		(34,472)
Accounts Payable and Accrued Expenses	(718,649)	—	(718,648)
Net Cash Used in Operating Activities from Continuing Operations	(5,773,428)	—	(5,773,428)
Cash Used in Investing Activities	(2,237,000)	/	(2,237,000)
Financing Cash Flows
Proceeds from Issuance of Series C Preferred Stock	15,000,000		15,000,000
Cash Provided by Financing Activities	15,000,000		15,000,000
(Decrease) Increase in Cash	6,989,572		6,989,572
Cash at Beginning of the Year	789,151		789,151
Cash at End of the Year	$7,778,723		$7,778,723

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

N&B Energy

On September 12, 2019, N&B Energy filed a petition in the District Court for the 285th Judicial District of Bexar County, Texas (Case #2019CI11816). Pursuant to the petition, N&B Energy raises claims against the Company for breach of contract, unjust enrichment, money had and received and disgorgement, in connection with $706,000 which it alleges it is owed under the Sale Agreement for true ups and post-closing adjustments associated therewith. The petition seeks amounts owed, pre- and post-judgment interest and attorney’s fees. The Company denies N&B Energy’s claims. Effective December 18, 2020, the Company entered into a Settlement Agreement and Mutual Release with N&B, and the lawsuit/arbitration was dismissed with prejudice.

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

As of March 31, 2020 and 2019, the Series C Preferred shares were convertible into a substantial number of the Company’s common shares which could result in significant dilution of the Company’s existing shareholders.  If the outstanding Series C Preferred were converted as of March 31, 2020 and 2019, the Company estimates that the following common shares would be required to be issued to satisfy the conversion of the Series C Preferred shares:

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

As of March 31, 2020, the Company had 25,000,000 authorized common shares and 5,000,000 common shares outstanding. Under the terms of the Series C COD in effect as of that date, it did not clearly articulate the issue if there were an insufficient number of shares available for issuance.  However, the Company believed that it was under no obligation to satisfy the conversion option in anything other than common shares and had a verbal agreement with the holder of this understanding.  This understanding was later memorialized in the April 20, 2021 amendment which specifies that the Company is required to use its best efforts to obtain shareholder approval to increase the number of authorized shares to satisfy conversions.   The Company is under no obligation to satisfy any requested conversions if there is an insufficient number of unissued authorized shares available.

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

Fair Value Measurements

The liabilities carried at fair value as of March 31, 2020 and March 31, 2019 were as follows:

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$77,636,666	$—	$—	$77,636,666
Total liabilities at fair value	$77,636,666	$—	$—	$77,636,666

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$60,303,479	$—	$—	$60,303,479
Total liabilities at fair value	$60,303,479	$—	$—	$60,303,479

The derivative liabilities relating to the Series C Preferred Stock are considered level 3 because, under certain circumstances the closing price of the Company’s common stock as quoted on the NYSE American stock exchange may not represent fair value and require adjustment (see note 10). There were no transfers in or out of Level 3 for the year ended March 31, 2020 or 2019.

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

During the year ended March 31, 2020 the Company paid James Miller directors fees of $53,333.

NOTE 21– SUBSEQUENT EVENTS

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

Dated: June 7, 2022

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Exhibits filed herewith.

** Exhibits furnished herewith.

*** Management contract or compensatory plan.

+ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) and/or Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Commission upon request; provided

98