Form 10-Q/A
period 2020-06-30
CAMBER ENERGY, INC.
filed 2022-06-08
CIK 1309082

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

Explanatory Note – This Filing

This Amendment No. 3 on Form 10-Q/A amends the registrant’s Amended Quarterly Report on Form 10-Q/A for the period ending June 30, 2020 as filed with the Securities and Exchange Commission by the registrant on May 18, 2022. This Amendment is filed solely to include the XBRL Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other items are being amended and this Amendment does not reflect any events occurring after the filing of the original Amended Quarterly Report on Form 10-Q/A for the period ending June 30, 2020.

Explanatory Note - Previous Filing

Camber Energy, Inc (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on August 24, 2020 (“Original 10-Q”) We then amended the Original 10-Q by filing Amendment No. 1 on Form 10-Q/A (the “First Amendment”) with the SEC on November 22, 2021 which amended the Original 10-Q. This Amendment No. 2 on Form 10-Q/A (the “Second Amendment”) further amends the First Amendment.

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

After additional consultations with the SEC staff and review of the applicable accounting requirements, the Company determined that the accounting for the Series C Stock required further adjustment from the accounting treatment applied in the First Amendment.  The Series C Stock were initially issued in September 2016 and should have been recorded with a deemed dividend to recognize the required conversion premium upon issuance and a loss on derivative liability to recognize the variability if the shares were converted to common shares. Subsequent measurement should have included adjustments to the carrying value of the Series C Stock to recognize changes in fair value due to changes in the Company’s stock price and recognition of gains or losses on conversion of the Series C Stock into common stock. Our accounting treatment and calculations are more fully described in note9.

Then impact of the restatement on our financial statements included in the First Amendment are as follows:

The table below sets forth changes to the consolidated balance sheet as of June 30, 2020:

	As Previously
	Restated (First Amendment)	Adjustments	As Restated

TOTAL ASSETS	13,910,159	-	13,910,159

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	1,439,641		1,439,641

Accrued expenses	192,613		192,613
Derivative liability – Series C	14,370,827	72,196,215	86,567,042
Current ARO	52,402		52,402
Current income taxes payable	3,000		3,000
Total current liabilities	16,058,483	72,196,215	88,254,698

Asset retirement obligations	19,348		19,348
TOTAL LIABILITIES	16,077,831	72,196,215	88,274,046

TEMPORARY EQUITY
Preferred Stock Series C	40,080,571	(29,275,371)	10,805,200

STOCKHOLDERS DEFICIT
Preferred Stock Series A	-		-
Preferred Stock Series B	-		-

Common Stock	13,161		13,161
Additional paid in capital	155,298,998	32,754,374	188,053,372

Accumulated Deficit	(197,560,402)	(75,675,218)	(273,235,620)

Total Stockholders’ Deficit	(42,248,243)	(42,920,844)	(85,169,087)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	13,910,159		13,910,159

The table below sets forth changes to the consolidated balance sheet as of March 31, 2020:

	As Previously
	Restated (First Amendment)	Adjustments	As Restated

TOTAL ASSETS	9,695,218		9,695,218

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	1,474,221	-	1,474,221
Common stock payable	173,000	-	173,000
Accrued expenses	348,460	-	348,460
Derivative liability – Series C	8,669,831	68,966,835	77,636,666
Current ARO	30,227	-	30,227
Current income taxes payable	3,000	-	3,000
Total current liabilities	10,698,739	68,966,835	79,665,574

Asset retirement obligations	41,523	-	41,523

TOTAL LIABILITIES	10,740,262	68,966,835	79,707,097

Commitments and contingencies	-		-

TEMPORARY EQUITY
Preferred Stock Series C	39,389,202	(29,587,756)	9,801,446
STOCKHOLDERS EQUITY
Preferred Stock Series C	2	(2)	-
Common Stock	5,000	-	5,000
Additional paid in capital	149,825,528	29,957,705	179,783,233

Accumulated deficit	(190,264,774)	(69,336,784)	(259,601,558)

Total stockholders’ deficit	(40,434,246)	(39,379,079)	(79,813,325)

TOTAL LIABILITIES AND EQUITY	9,695,218	--	9,695,218

The table below sets forth changes to the consolidated statement of operations for the three-month period ended June 30, 2020:

Three Months Ended June 30, 2020	As reported	Adjustments	Restated

Total Revenues	33,689		33,689

Operating Expenses
Lease Operating Expenses	69,291		69,291
Severance and Property Taxes	1,349		1,349
Depreciation, Depletion, Amortization, and Accretion	2,295		2,295
General and Administrative	686,663		686,663
Total Operating Expenses	759,598		759,598
Operating Loss	(725,909)		(725,909)

Other Expense (Income)
Interest Expense	—		—
Loss from Unconsolidated Entity	1,083,355		1,083,355
Other Expense (Income), Net	(214,632)		(214,632)
Loss on Derivative Liability	5,700,996	6,338,434	12,039,430
Total Other Expenses	6,569,719	6,338,434	12,908,153

Net Loss	$(7,295,628)	$(6,338,434)	$(13,634,062)
Less Preferred Dividends	1,680,756	536,915	2,217,671
Net Loss Attributable to Common Shareholders	(8,976,384)	(6,875,349)	(15,851,733)

Net Loss Per Common Share
Basic and Diluted	(1,19)	(.91)	(2.11)

The table below sets forth changes to the consolidated statement of operations for the three-month period ended June 30, 2019:

Three Months Ended June 30, 2019	As reported	Adjustments	Restated

Total Revenues	121,351		121,351

Operating Expenses
Lease Operating Expenses	123,557		123,557
Severance and Property Taxes	2,574		2,574
Depreciation, Depletion, Amortization, and Accretion	4,242		4,242
General and Administrative	1,331,991		1,331,991
Total Operating Expenses	1,462,364		1,462,364
Operating Loss	(1,341,013)		(1,341,013)

Other Expense (Income)
Interest Expense	847		847
Loss from Unconsolidated Entity	—		—
Other Expense (Income), Net	(54,262		(54,262
Loss on Derivative Liability	2,163,891	--	2,163,891
Total Other Expenses (Income)	(2,110,476)	-	2,110,476

Net Loss	$(3,451,489)	$-	$(3,451,489)
Less Preferred Dividends	1,453,718	(1,453,718)	-
Net Loss Attributable to Common Shareholders	(4,905,207)	(1,453,718)	(3,451,489)

Net Loss Per Common Share
Basic and Diluted	(319.60)	(94,72)	(224.88)

The table below sets forth changes to the consolidated statement of shareholders’ equity as of June 30, 2020:

	As previously restated (First Amendment)	Adjustments	As Restated

Balances June 30, 2020
Series C preferred Stock	$40,080,571	$(29,275,371)	$10,805,200

Common stock	13,161		13,161
Additional Paid-in Capital	155,298,998	32,754,374	188,053,372
Accumulated Deficit	(197,560,402)	(75,675,218)	(273,235,620)
Total Stockholders’ Equity, June 30, 2020	$(42,248,243)	$(42,920,844)	$(85,169,087)

The table below sets forth changes to the consolidated statement of shareholders’ equity as of March 31, 2020:

	As previously restated (First Amendment)	Adjustments	As Restated

Balances March 31, 2020
Series C preferred Stock	$39,389,202	$(29,587,756)	$9,801,446

Common stock	$5,000		$5,000
Additional Paid-in Capital	149,825,528	29,957,705	179,783,233
Accumulated Deficit	(190,264,774)	(69,336,784)	(259,601,558)
Total Stockholders' Equity, March 31, 2020	$(40,434,246)	$(39,379,079)	$(79,813,325)

The table below sets forth changes to the consolidated statements of cash flows for the three month period ended June 30, 2020:

Three Months Ended June 30, 2020	As previously reported	Adjustments	Restated
Cash Flows from Operating Activities
Net Loss	$(7,295,628)	(6,338,434)	$(13,634,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	2,295		2,295
Bad debt Expense	—		—
Share-Based Compensation	—		—
Loss from Equity Method Investment	1,083,355		1,083,355
Change in Fair Value of Derivative Liability	5,700,996	6,338,434	12,039,430
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	(24,541)		(24,541)
Other Current Assets	(27,291)		(27,291)
Accounts Payable and Accrued Expenses	(190,427)		(190,427)
Net Cash Used in Operating Activities	(751,241)	--	(751,241)

Investing Cash Flows
Cash Paid for Issuance of Notes Receivable	(4,200,000)		(4,200,000)
Cash Paid for Deposits	—		—
Net Cash Used in Investing Activities	(4,200,000)		(4,200,000)

Financing Cash Flows
Proceeds from Issuance of Series C Preferred Stock	6,000,000		6,000,000
Net Cash Provided by Financing Activities	6,000,000		6,000,000

Increase (Decrease) in Cash	1,048,759		1,048,759
Cash at Beginning of the Period	656,615		656,615
Cash at End of the Period	$1,705,374		$1,705,374

The table below sets forth changes to the consolidated statements of cash flows for the three month period ended June 30, 2019:

Three months ended June 30, 2019	As previously reported	Adjustments	Restated
Cash Flows from Operating Activities
Net Loss	$(3,451,489)	-	$(3,451,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, Depletion, Amortization and Accretion	4,242		4,242
Bad debt Expense	17,694		17,694
Share-Based Compensation	27,690		27,690
Loss from Equity Method Investment	—		—
Change in Fair Value of Derivative Liability	2,163,886		2,163,886
Changes in Components of Working Capital and Other Assets:
Accounts Receivable	(12,995)		(12,995)
Other Current Assets	117,073		117,073
Accounts Payable and Accrued Expenses	(165,007)		(165,007)
Net Cash Used in Operating Activities	(1,298,906)		(1,298,906)

Investing Cash Flows
Cash Paid for Issuance of Notes Receivable	—		—
Cash Paid for Deposits	(75,000		(75,000)
Net Cash Used in Investing Activities	(75,000)		(75,000)

Financing Cash Flows
Proceeds from Issuance of Series C Preferred Stock	—		—
Net Cash Provided by Financing Activities	—		—

Increase (Decrease) in Cash	(1,373,906		(1,373,906)
Cash at Beginning of the Period	7,778,723		7,778,723
Cash at End of the Period	$6,404,817		$6,404,817

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

April 20, 2021 Amendment to the Series C Stock COD

On April 20, 2021, the Company amended the Series C Stock certificate of designation (COD) to require all conversions to be in common shares, thus removing the cash option for redemption of the Conversion Premium. We determined that the amendment required reclassification of the Series C Stock recorded in temporary equity to be reclassified to permanent equity with no further quarterly adjustments..

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

Activities for Series C Shares derivative liability for the three-month periods ended June 30, 2020 and 2019 were as follows:

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

As of June 30, 2020, the Company had 25,000,000 authorized common shares and 13,161,000 common shares outstanding. Under the terms of the Series C COD in effect as of that date, it did not clearly articulate the issue if there were an insufficient number of shares available for issuance. However, the Company believed that it was under no obligation to satisfy the conversion option in anything other than common shares and had a verbal agreement with the holder of this understanding. This understanding was later memorialized in the April 20, 2021 amendment which specifies that the Company is required to use its best efforts to obtain shareholder approval to increase the number of authorized shares to satisfy conversions. The Company is under no obligation to satisfy any requested conversions if there is an insufficient number of unissued authorized shares available.

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

The derivative liabilities relating to the Series C Preferred Stock are considered level 3 because, under certain circumstances the closing price of the Company’s common stock as quoted on the NYSE American stock exchange may not represent fair value and require adjustment (see note 9). There were no transfers in or out of Level 3 for the three-month periods ended June 30, 2020 or 2019.

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

Date: June 7, 2022

/s/ Frank W. Barker
Frank W. Barker
Chief Financial Officer
(Principal Financial/Accounting Officer)

Date: June 7, 2022

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

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer
31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer
32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer
32.2**	Section 906 Certification of Periodic Report of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.DEF	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Exhibits filed herewith.

** Exhibits furnished herewith.

*** Management contract or compensatory plan.

+ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) and/or Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Commission upon request; provided

73