Form 10-Q/A
period 2020-09-30
CAMBER ENERGY, INC.
filed 2022-06-08
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 4)

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

Explanatory Note – This Filing

This Amendment No. 4 on Form 10-Q/A amends the registrant’s Amended Quarterly Report on Form 10-Q/A for the period ending September 30, 2020 as filed with the Securities and Exchange Commission by the registrant on May 18, 2022. This Amendment is filed solely to include the XBRL Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other items are being amended and this Amendment does not reflect any events occurring after the filing of the original Amended Quarterly Report on Form 10-Q/A for the period ending September 30, 2020.

Explanatory Note - Previous Filing

Camber Energy, Inc (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 on December 18, 2020 and filed amendment No. 1 on December 21, 2020 to include Exhibit 101 with the Form 10-Q in accordance with Rule 405 of Regulation S-T. Due to a technical error, the eXtensible Business Reporting Language (“XBRL”) data associated with the Form 10-Q was inadvertently omitted from that filing (collectively the “Original 10-Q”).

On November 23, 2021 the Company filed Amendment No. 2 on Form 10-Q/A (the “Second Amendment”) to amend our Original 10-Q to restate our financial statements and related notes (collectively, the “financial statements” or “Financial Statements”) for the three and six month periods ended September 30, 2020 and 2019.

This Amendment No. 3 on Form 10-Q/A (the “Third Amendment”) further amends the Second Amendment.

Restatement Background

Second Amendment

On October 31, 2020, the Company received a comment letter from the SEC ("SEC Comment Letter") with respect to Amendment No. 2 to the Registration Statement on Form S-4 filed on October 14, 2020. Among other things, the SEC Comment Letter questioned the Company’s historical accounting treatment regarding the sale of our Series C Redeemable Convertible Preferred Stock (the “Series C Stock”).  The Company recorded such sales as “permanent equity” and the SEC Comment Letter suggested the appropriate accounting classification was something other than permanent equity given certain provisions within the Certificate of Designation for the Series C Stock  (“COD”). After considering the SEC Comment Letter and reviewing the COD, the Company and the holder of the Series C Stock determined there were several errors made in the drafting of the COD that could result in unintended consequences. Both parties agreed to subsequently correct the COD, and Certificates of Correction to the COD were filed on December 9, 2020 and on April 20, 2021 to correct the errors.  Both parties agreed the corrections would be applied retroactive to the original filing date of the COD, being August 25, 2016; however, US GAAP requires a transaction to be accounted for in accordance with the terms of an agreement in effect during the period of the financial statements and, consequently, the Company determined that in accordance with the terms of the original COD, the Series C Stock should have been recorded as temporary equity instead of permanent equity. In addition, certain provisions of the original COD required the Company to recognize a derivative liability for certain conversions of the Series C Stock into common stock. After consultations with the SEC staff and the Company’s accounting advisors, the Company determined: (i) the impact of the error(s) is material for the fiscal years ended March 31, 2019 and 2020;  and (ii) to restate its Annual Report on Form 10-K for the year ended March 31, 2020, inclusive of comparative financial statements for the year ended March 31, 2019, the previously filed quarterly report on From 10-Q for the three months ended June 30, 2020, and the previously filed quarterly report  on Form 10-Q for the three and six month periods ended September 30, 2020.   See Note 4 to the Consolidated Financial Statements included in Item 1 for additional information and a reconciliation of the previously reported amounts to the restated amounts. The Company filed the Second Amendment to correct the accounting for the Series C Stock.

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

After consultations with the SEC staff and the Company’s accounting advisors, the Company determined that the impact of the errors was material for (i) the fiscal years ended March 31, 2020 and 2019; the three months periods ended June 30, 2020 and 2019; and the three and six month periods ended September 30, 2020 and 2019.

This amendment amends the Second Amendment to restate the financial statements for the three and six months ended September 30, 2020 and 2019.

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

	September 30, 2020	March 31, 2020
Estimated number of shares issuable for conversion at $3.25 per share	8,286,154	8,673,846
Estimated number of common shares required to satisfy Conversion Premium using VWAP at period end	218,176,277	129,932,618
	226,462,431	138,606,464

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

CAMBER ENERGY, INC.
(Registrant)

Date: June 7, 2022	/s/ James A Doris
James A. Doris
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 7, 2022	/s/ Frank W. Barker
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

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer
31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer
32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer
32.2**	Section 906 Certification of Periodic Report of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Label Linkbase Document

* Exhibits filed herewith.

** Exhibits furnished herewith.

*** Management contract or compensatory plan.

+ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) and/or Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Commission upon request; provided

89