Form 10-KT/A
period 2020-12-31
CAMBER ENERGY, INC.
filed 2022-06-08
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-KT/A amends the registrant’s Transition Report on Form 10-KT for the nine-month period ending December 31, 2020, as filed with the Securities and Exchange Commission by the registrant on May 19, 2022. This Amendment is filed solely to include the XBRL Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other items are being amended and this Amendment does not reflect any events occurring after the filing of the original Transition Report on Form 10-KT for the nine-month period ending December 31, 2020.

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

Signature	Title	Date

/s/ James A Doris	Chief Executive Officer	June 7, 2022
James A. Doris	(Principal Executive Officer)
and Director

/s/ Frank W. Barker, Jr.	Chief Financial Officer	June 7, 2022
Frank W. Barker, Jr.	(Principal Financial and Accounting Officer)

/s/ Fred S. Zeidman	Director	June 7, 2022
Fred S. Zeidman

/s/ James Miller	Director	June 7, 2022
James Miller

/s/ Robert Green	Director	June 7, 2022
Robert Green

EXHIBIT INDEX

Exhibit No.	Description

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