Form 10-Q/A
period 2021-03-31
CAMBER ENERGY, INC.
filed 2022-06-08
CIK 1309082

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the registrant’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2021 as filed with the Securities and Exchange Commission by the registrant on May 20, 2022. This Amendment is filed solely to include the XBRL Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other items are being amended and this Amendment does not reflect any events occurring after the filing of the original Quarterly Report on Form 10-Q for period ending March 31, 2021.

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

CAMBER ENERGY, INC. (Registrant)

/s/ James Doris	Date: June 7, 2022
Principal Executive Officer

/s/ Frank W. Barker, Jr.	Date: June 7, 2022
Principal Financial and Accounting Officer

