Form 10-Q/A
period 2021-06-30
CAMBER ENERGY, INC.
filed 2022-06-08
CIK 1309082

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

   Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2021, as filed with the Securities and Exchange Commission by the registrant on May 20, 2022. This Amendment is filed solely to include the XBRL Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other items are being amended and this Amendment does not reflect any events occurring after the filing of the original Quarterly Report on Form 10-Q for the period ending June 30, 2021.

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC.

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2021	2020

ASSETS

Current assets
Cash	$2,053,074	$868,548
Accounts receivable - oil and gas - net	-	7,077
Prepaid expenses	227,333	34,211
Total current assets	2,280,407	909,836

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	72,512	74,877
Total oil and gas properties, net	72,512	74,877

Equity method investment	22,652,026	15,830,538

TOTAL ASSETS	$25,004,945	$16,815,251

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$1,391,301	$996,382
Accrued expenses and other current liabilities	1,235,345	67,397
Current taxes payable	3,000	3,000
Derivative liability	32,272,761	93,981,234
Total current liabilities	34,902,407	95,048,013

Long-term debt - net of current portion	20,500,000	18,000,000
Asset retirement obligation	51,935	46,748

TOTAL LIABILITIES	55,454,342	113,094,761

Commitments and contingencies (Note 11)

TEMPORARY EQUITY
Preferred Stock Series C, 2,093 shares issued and outstanding as of December 31, 2020, liquidation preference of $72,135,245.	-	5,946,052

STOCKHOLDERS' DEFICIT
Preferred stock, Series C, 5,000 shares authorized of $0.001 par value, 3,806 shares issued and outstanding as of June 30, 2021, liquidation preference of $131,173,790	4	-
Common stock, 250,000,000 shares authorized of $0.001 par value, 84,955,966 and 25,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	84,956	25,000
Additional paid-in-capital	263,018,169	209,362,384
Accumulated Deficit	(293,552,526)	(311,612,946)

TOTAL STOCKHOLDERS' DEFICIT	(30,449,397)	(102,225,562)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,004,945	$16,815,251

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue
Oil and gas sales	$97,238	$33,689	$162,891	$122,588

Operating expenses
Lease operating costs	31,375	70,640	59,479	169,055
General and administrative	980,396	686,663	1,852,995	2,014,685
Stock based compensation	307,213	-	1,328,005	163,000
Depreciation, depletion, amortization and accretion	2,509	2,295	7,552	7,500

Total operating expenses	1,321,493	759,598	3,248,031	2,354,240

Loss from operations	(1,224,255)	(725,909)	(3,085,140)	(2,231,652)

Other income (expense)
Interest expense	(498,875)	-	(942,711)	-
Equity (deficit) in earnings of unconsolidated entity	(6,206,605)	(1,083,355)	(12,078,513)	(126,186)
Gain (loss) on derivative liability	70,767,848	(12,039,430)	34,166,784	(19,586,317)
Interest and other income	-	214,632	-	305,147
Other expenses	-	-	-	-

Total other income (expense)	64,062,368	(12,908,153)	21,145,560	(19,407,356)

Net income (loss) before income taxes	62,838,113	(13,634,062)	18,060,420	(21,639,008)
Income tax benefit (expense)		-		-

Net income (loss) attributable to Camber Energy, Inc.	62,838,113	(13,634,062)	18,060,420	(21,639,008)
Less preferred dividends		(2,217,671)	(6,676,994)	(3,871,849)

Net income (loss) attributable to common stockholders	$62,838,113	$(15,851,733)	$11,383,426	$(25,510,857)

Income (loss) per weighted average Number of common shares outstanding - basic and diluted	$1.19	$(2.08)	$0.28	$(4.04)

Weighted average number of common shares outstanding
Basic and Diluted	52,911,280	7,617,580	40,786,921	6,307,192

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

	June 30, 2021	December 31, 2020
Carrying amount at beginning of period	$46,748	$71,150
Acquisition of Viking	-	-
Accretion	5,187	5,825
Dispositions		(30,227)
Revisions of previous estimates		5,825
Carrying amount at end of period	$51,935	$46,748

NOTE 8 – LONG TERM DEBT

Long-term debt obligations of Camber Energy, Inc.:

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at the revised maturity date of January 1, 2027. The Note is secured by lien on substantially all of the Company’s assets.	$6,000,000	$6,000,000

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at the revised maturity date of January 1, 2027. The Note is secured by first lien on the Company’s ownership in Viking.	12,000,000	12,000,000

Note payable to Discover Growth Fund, LLC pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by lien on substantially all of the Company’s assets.	2,500,000	-

Total long-term debt	20,500,000	18,000,000
Less current portion	-	-
	$20,500,000	$18,000,000

 Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended June 30,

2022	$-
2023	-
2024	-
2025	-
2026	-
Thereafter	20,500,000

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

NOTE 15 – INCOME (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per share for the six months ended June 30, 2021 and 2020, was as follows:

	Six Months Ended June 30,
	2021	2020
Numerator:
Income (loss)	$18,060,420	$(21,639,008)
Less preferred dividends	(6,676,994)	(3,871,849)
Net income (loss) attributable to common stockholders	$11,383,426	$(25,510,857)
Denominator Weighted average share – basic	40,786,921	6,307,192
Dilutive effect of common stock equivalents Options/warrants	-	-
Preferred C shares	-	-
Denominator Total Weighted average shares – diluted	40,786,921	6,307,192
Income (loss) per share – basic Continuing operations	$0.28	$(4.04)
Income (loss) per share – diluted Continuing Operations	$0.28	$(4.04)

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

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

