Form 10-Q/A
period 2021-09-30
CAMBER ENERGY, INC.
filed 2022-06-08
CIK 1309082

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

   Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the registrant’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2021, as filed with the Securities and Exchange Commission by the registrant on May 20, 2022. This Amendment is filed to include the XBRL Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K, and a minor clerical error with no impact on the financial statements. No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of the original Quarterly Report on Form 10-Q for the period ending September 30, 2021.

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC.

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2021	2020

ASSETS

Current assets
Cash	$5,164,789	$868,548
Accounts receivable - oil and gas - net	9,971	7,077
Prepaid expenses	142,083	34,211
Total current assets	5,316,843	909,836

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	71,272	74,877
Total oil and gas properties, net	71,272	74,877

Equity method investment	27,391,246	15,830,538

TOTAL ASSETS	$32,779,361	$16,815,251

LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities
Accounts payable	$1,367,333	$996,382
Accrued expenses and other current liabilities	1,523,973	67,397
Current taxes payable	3,000	3,000
Derivative liability	174,864,402	93,981,234
Total current liabilities	177,758,708	95,048,013

Long-term debt - net of current portion	20,500,000	18,000,000
Asset retirement obligation	52,602	46,748

TOTAL LIABILITIES	198,311,310	113,094,761

Commitments and contingencies (Note 11)

TEMPORARY EQUITY
Preferred Stock Series C, 2,093 shares issued and outstanding as of December 31, 2020, liquidation preference of $72,135,245	-	5,946,052

STOCKHOLDERS' DEFICIT
Preferred stock, Series C, 5,000 shares authorized of $0.001 par value, 3,945 shares issued and outstanding as of September 30, 2021, liquidation preference of $135,964,425	4	-
Common stock, 250,000,000 shares authorized of $0.001 par value, 249,563,410 and 25,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	249,563	25,000
Additional paid-in-capital	392,326,532	209,362,384
Accumulated Deficit	(558,108,048)	(311,612,946)

TOTAL STOCKHOLDERS' DEFICIT	(165,531,949)	(102,225,562)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$32,779,361	$16,815,251

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue
Oil and gas sales	$103,191	$57,458	$266,082	$180,046

Operating expenses
Lease operating costs	38,661	29,348	98,140	198,403
General and administrative	774,040	816,413	2,627,035	2,831,098
Stock based compensation	208,890	36,502	1,536,895	199,502
Depreciation, depletion, amortization and accretion	1,906	2,837	9,458	10,337

Total operating expenses	1,023,497	885,100	4,271,528	3,239,340

Loss from operations	(920,306)	(827,642)	(4,005,446)	(3,059,294)

Other income (expense)
Interest expense	(518,716)	-	(1,461,427)	-
Equity (deficit) in earnings of unconsolidated entity	(6,260,780)	(1,056,766)	(18,339,293)	(1,182,952)
Gain (loss) on derivative liability	(256,855,721)	(17,930,335)	(222,688,936)	(37,516,652)
Interest and other income	-	(172,100)	-	133,047
Other expenses	-	-	-	-

Total other income (expense)	(263,635,217)	(19,159,201)	(242,489,656)	(38,566,557)

Net income (loss) before income taxes	(264,555,523)	(19,986,843)	(246,495,102)	(41,625,851)
Income tax benefit (expense)	-	-	-	-

Net income (loss) attributable to Camber Energy, Inc.	(264,555,523)	(19,986,843)	(246,495,102)	(41,625,851)
Less preferred dividends	-	-	(6,676,994)	(3,871,849)

Net income (loss) attributable to common stockholders	$(264,555,523)	$(19,986,843)	$(253,172,096)	$(45,497,700)

Income (loss) per weighted average Number of common shares outstanding - basic and diluted	$(1.63)	$(1.01)	$(3.10)	$(7.46)

Weighted average number of common shares outstanding
Basic and Diluted	161,892,534	19,815,872	81,599,069	6,102,942

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

	September 30, 2021	December 31, 2020
Carrying amount at beginning of period	$46,748	$71,150
Acquisition of Viking	-	-
Accretion	5,854	5,825
Dispositions		(30,227)
Revisions of previous estimates		5,825
Carrying amount at end of period	$52,602	$46,748

NOTE 8 – LONG TERM DEBT

Long-term debt obligations of Camber Energy, Inc.:

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at maturity on January 1, 2024. The Note is secured by lien on substantially all of the Company’s assets.	$6,000,000	$6,000,000

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at maturity on January 1, 2024. The Note is secured by first lien on the Company’s ownership in Viking.	12,000,000	12,000,000

Note payable to Discover Growth Fund, LLC pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by lien on substantially all of the Company’s assets.	2,500,000	-

Total long-term debt	20,500,000	18,000,000
Less current portion	-	-
	$20,500,000	$18,000,000

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

The following is a summary of the Company’s outstanding warrants at September 30, 2021:

Warrants		Exercise	Expiration	lntrinsic Value at
Outstanding		Price ($)	Date	September 30, 2021

3	(1)	$195312.50	September 12, 2022	$-
32	(2)	$12187.50	May 24, 2023	$-
100,000	(3)	$0.705	April 25, 2022	$-

100,035				$-

(1)	Warrants issued in connection with funding. The warrants were exercisable on the grant date (September 12, 2017) and remain exercisable until September 12, 2022.
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

The Company also executed a Warrant Agreement in favor of the Investor entitling the Investor to purchase up to 50,000,000 shares of common stock of the Company at an exercise price of ten dollars ($10.00 per share for the first 25,000,000 shares, and twenty dollars ($20.00) per share for the remaining 25,000,000 shares (the “Warrant Agreement”). The Warrant Agreement has a term of five years, and there is no adjustment to the exercise price of the warrants as a result of the Company issuing securities at lower prices during the term pursuant to agreements which the Company was a party as of the date of the Warrant Agreement.

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

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

