Form 10-K/A
period 2021-12-31
CAMBER ENERGY, INC.
filed 2022-06-08
CIK 1309082

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

   Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission by the registrant on May 20, 2022. This Amendment is filed to include the XBRL Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K, and minor clerical errors with no impact on the financial statements. No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of the original Annual Report on Form 10-K for the year ended December 31, 2021.

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
Web site: turnerstone.com	INTERNATIONAL ASSOCIATION OF ACCOUNTANTS AND AUDITORS

CAMBER ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

ASSETS

Current assets
Cash	$5,854,382	$868,548
Accounts receivable - oil and gas - net	24,389	7,077
Prepaid expenses	56,833	34,211
Total current assets	5,935,604	909,836

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	68,884	74,877
Total oil and gas properties, net	68,884	74,877

Due from Viking Energy, Inc.	4,100,000	-
Equity method investment	36,299,592	15,830,538

TOTAL ASSETS	$46,404,080	$16,815,251

LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities
Accounts payable	$1,449,335	$996,382
Accrued expenses and other current liabilities	2,103,674	67,397
Current taxes payable	3,000	3,000
Derivative liability	93,108,568	93,981,234
Total current liabilities	96,664,577	95,048,013

Long-term debt - net of current portion	21,500,000	18,000,000
Asset retirement obligation	53,055	46,748

TOTAL LIABILITIES	118,217,632	113,094,761

Commitments and contingencies (Note 11)	-	-

TEMPORARY EQUITY
Preferred Stock Series C, 2,093 shares issued and outstanding as of December 31, 2020, liquidation preference of $72,135,245	-	5,946,052

STOCKHOLDERS' DEFICIT
Preferred Stock Series C, 5,200 shares authorized, $0.001 par value, 3,886 shares issued and outstanding as of December 31, 2021, liquidation preference of $133,930,990.	4	-
Preferred Stock Series G, 25,000 authorized, $0.001 par value, 10,544 issued and outstanding as of December 31, 2021, liquidation preference of $10,540,000	10	-
Common stock, 1,000,000,000 shares authorized of $0.001 par value, 257,132,026 and 25,000,000 shares issued and outstanding as of December 31, 2021 and 2020	257,132	25,000
Additional paid-in-capital	409,217,417	209,362,384
Accumulated Deficit	(481,288,115)	(311,612,946)

TOTAL STOCKHOLDERS' DEFICIT	(71,813,552)	(102,225,562)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$46,404,080	$16,815,251

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

	December 31, 2021	December 31, 2020
Carrying amount at beginning of year	$46,748	$71,150
Accretion	6,307	5,825
Dispositions	-	(30,227)
Carrying amount at end of year	$53,055	$46,748

NOTE 9 – LONG-TERM DEBT AND OTHER SHORT-TERM BORROWINGS

Long term debt and other short-term borrowings consisted of the following at December 31, 2021 and 2020:

	December 31,
	2021	2020

Note payable to Discover Growth Fund, LLC pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by lien on substantially all of the Company’s assets.	$6,000,000	$6,000,000

Note payable to Discover Growth Fund, LLC, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by first lien on the Company’s ownership in Viking.	12,000,000	12,000,000

Note payable to Discover Growth Fund, LLC pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by lien on substantially all of the Company’s assets.	2,500,000	-

Note payable to Discover Growth Fund, LLC pursuant to a 10.0% Secured Promissory Note dated December 9, 2021 in the original amount of $1,000,000 with interest and principal due at maturity on March 8, 2022. The Note is secured by lien on substantially all of the Company’s assets. The note was paid in full on January 4, 2022.	1,000,000	-

Total long-term debt associated with Camber Energy, Inc.	21,500,000	18,000,000
Less current portion	-	-
	$21,500,000	$18,000,000

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended December 31,

2022	$1,000,000
2023	-
2024	-
2025	-
2026	-
Thereafter	20,500,000

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

The following is a reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate of 21% to income from continuing operations before income taxes for the year ended December 31, 2021 and the nine months ended December 31. 2020:

	December 31, 2021	December 31, 2020
Tax expense (benefit), computed at expected tax rates	$(966,854)	$(1,613,788)
Nondeductible expenses	-	-
Change in valuation allowance	966,854	1,613,788
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	December 31	December 31,
	2021	2020
Deferred tax assets (liabilities):
Net operating tax loss carryforwards	$9,601,492	$10,939,143
Depreciation, depletion and amortization	608,206	606,948
(Income) loss from equity interests	2,399,766	419,267
Stock-based compensation	625,664	302,916
Bad debt reserve	535,034	535,034
Total deferred tax assets (liabilities)	13,770,162	12,803,308
Less: valuation allowance	(13,770,162)	(12,803,308)
Total	$-	$-

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

*101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Schema Document
*101.LAB	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Exhibits filed herewith.

** Exhibits furnished herewith.

*** Management contract or compensatory plan.

+ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) and/or Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Commission upon request; provided

84