Form 10-Q
period 2022-06-30
CAMBER ENERGY, INC.
filed 2022-08-12
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 8, 2022, the registrant had 491,230,109 shares of common stock outstanding.

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC.

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2022	2021

ASSETS

Current assets
Cash	$2,199,578	$5,854,382
Accounts receivable - oil and gas - net	6,384	24,389
Prepaid expenses	227,333	56,833
Total current assets	2,433,295	5,935,604

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	65,717	68,884
Total oil and gas properties, net	65,717	68,884

Due from Viking Energy Group, Inc.	8,022,300	4,100,000
Equity method investment	34,295,032	36,299,592

TOTAL ASSETS	$44,816,344	$46,404,080

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,223,141	$1,449,335
Accrued expenses and other current liabilities	2,604,147	2,103,674
Current taxes payable	3,000	3,000
Derivative liability	37,069,290	93,108,568
Total current liabilities	40,899,578	96,664,577

Long-term debt	32,305,737	21,500,000
Asset retirement obligation	55,625	53,055

TOTAL LIABILITIES	73,260,940	118,217,632

Commitments and contingencies (Note 11)	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock Series C, 5,200 shares authorized of $0.001 par value, 695 and 3,886 shares issued and outstanding as of June 30, 2022 and December 31, 2021, liquidation preference of $23,953,175 and $133,930,990 at June 30, 2022 and December 31, 2021, respectively.	1	4
Preferred Stock Series G, 25,000 authorized, $0.001 par value, 5,272 and 10,544 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively, liquidation preference of $0 as of June 30, 2022 and December 31, 2021, respectively	5	10
Common stock, 1,000,000,000 shares authorized of $0.001 par value, 457,291,794 and 257,132,026 shares issued and outstanding as of June 30, 2022 and December 31, 2021	457,292	257,132
Additional paid-in-capital	515,946,663	409,217,417
Accumulated Deficit	(544,848,557)	(481,288,115)

TOTAL STOCKHOLDERS' DEFICIT	(28,444,596)	(71,813,552)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$44,816,344	$46,404,080

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue
Oil and gas sales	$171,651	$97,238	$308,058	$162,891

Operating expenses
Lease operating costs	41,365	31,375	90,730	59,479
General and administrative	1,096,624	980,396	2,074,614	1,852,995
Stock based compensation	-	307,213	123,754	1,328,005
Depreciation, depletion, amortization and accretion	2,870	2,509	5,737	7,552

Total operating expenses	1,140,859	1,321,493	2,294,835	3,248,031

Loss from operations	(969,208)	(1,224,255)	(1,986,777)	(3,085,140)

Other income (expense)
Interest expense	(804,857)	(498,875)	(1,966,132)	(942,711)
Equity (deficit) in earnings of unconsolidated entities	(1,038,650)	(6,206,605)	(2,004,560)	(12,078,513)
Gain (loss) on derivative liability	7,407,750	70,767,848	(57,602,973)	34,166,784

Total other income (expense)	5,564,243	64,062,368	(61,573,665)	21,145,560

Net income (loss) before income taxes	4,595,035	62,838,113	(63,560,442)	18,060,420
Income tax benefit (expense)	-	-	-	-

Net income (loss) attributable to Camber Energy, Inc.	4,595,035	62,838,113	(63,560,442)	18,060,420
Less preferred dividends	-	-	-	(6,676,994)

Net income (loss) attributable to common stockholders	$4,595,035	$62,838,113	$(63,560,442)	$11,383,426

Income (loss) per weighted average number of common shares outstanding - basic and diluted	$0.01	$1.19	$(0.18)	$0.28

Weighted average number of common shares outstanding
Basic and Diluted	395,207,537	52,911,280	352,834,123	40,786,921

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,
	2022	2021

Cash flows from operating activities:

Net income (loss)	$(63,560,442)	$18,060,420

Adjustments to reconcile net loss to cash provided (used) by operating activities
Stock-based compensation	123,754	1,328,005
Depreciation, depletion, amortization and accretion	5,737	7,552
Change in fair value of derivative liability	57,602,973	(34,166,784)
Amortization of debt discount	1,569,131	-
Deficit in earnings of unconsolidated entity	2,004,560	12,078,513
Changes in operating assets and liabilities
Accounts receivable	18,005	7,077
Prepaid expenses and other assets	(170,500)	(193,122)
Accounts payable and accrued expenses	274,278	1,562,865

Net cash used in operating activities	(2,132,504)	(1,315,474)

Cash flows from investing activities:
Loan to Viking	(3,922,300)	-

Net cash used in investing activities	(3,922,300)	-

Cash flows from financing activities:
Repayment of long-term debt	(1,000,000)	-
Redemption of Series G preferred stock	(2,750,000)	-
Redemption of Series C preferred stock	(18,850,000)	-
Proceeds from long-term debt	25,000,000	2,500,000

Net cash provided in financing activities	2,400,000	2,500,000

Net increase (decrease) in cash	(3,654,804)	1,184,526
Cash, beginning of period	5,854,382	868,548

Cash, end of period	$2,199,578	$2,053,074

Supplemental Cash Flow Information
Cash paid for:
Interest	$63,368	$2,848
Taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Issuance of series C Preferred Stock as investment in Viking	$-	$18,900,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) Six Months Ended June 30, 2022 and 2021

	Series C		Series C		Series G
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock				Total
	Number		Number		Number		Number		Additional		Stockholders'
	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Paid In Capital	Accumulated Deficit	(Deficit) Equity

For the six months ended June 30, 2022

Balances, December 31, 2021	-	$-	3,886	$4	10,544	$10	257,132,026	$257,132	$409,217,417	$(481,288,115)	(71,813,552)

Common Shares issued for:
Conversion of Series C preferred stock	-	-	(1,527)	(1)	-	-	161,834,632	161,835	88,067,677		88,229,511
True-Up Shares	-	-	-	-	-	-	38,185,136	38,185	25,374,555	-	25,412,740
Issuance of Common Shares for Consulting Fees	-	-	-	-	-	-	140,000	140	123,614	-	123,754
Redemption of Series C preferred stock for cash	-	-	(1,664)	(2)	-	-	-	-	(18,849,998)	-	(18,850,000)
Redemption of Series G preferred stock	-	-	-	-	(5,272)	(5)	-	-	(2,749,995)	-	(2,750,000)
Warrants issued for debt discount	-	-	-	-	-	-	-	-	14,763,393	-	14,763,393
Net Loss	-	-	-	-	-	-	-	-	-	(63,560,442)	(63,560,442)

Balances June 30, 2022	-	$-	695	$1	5,272	$5	457,291,794	$457,292	$515,946,663	$(544,848,557)	$(28,444,596)

For the six months ended June 30, 2021

Balances, December 31, 2020	2,093	$5,946,052	-	$-	-	$-	25,000,000	$25,000	$209,362,384	$(311,612,946)	(102,225,562)

Common Shares issued for:
Conversion of Series C Preferred Stock	-	-	(177)	-	-	-	14,935,796	14,936	7,113,157	-	7,128,093
True-Up Shares	-	-	-	-	-	-	43,970,077	43,970	39,269,625	-	39,313,595
Issuance of Common Shares for Consulting Fees	-	-	-	-	-	-	1,050,094	1,050	1,284,918	-	1,285,968
Equity contribution	-	(11,208,840)	-	-	-	-	-	-	11,208,840	-	11,208,840
Warrants issued for compensation	-	-	-	-	-	-	-	-	42,037	-	42,037
Issuance of Series C Preferred Shares for Cash Proceeds	1,890	6,164,308	-	-	-	-	-	-	(6,164,308)	-	(6,164,308)
Change in fair value of Series C shares	-	512,686	-	-	-	-	-	-	(512,686)	-	(512,686)
Transfer of Series C Preferred Stock to Permanent Equity	(3,983)	(1,414,206)	3,983	4	-	-		-	1,414,202	-	1,414,206
Net Income	-	-	-	-	-	-	-	-	-	18,060,420	18,060,420

Balances June 30, 2021	-	$-	3,806	$4	-	$-	84,955,967	$84,956	$263,018,169	$(293,552,526)	$(30,449,397)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 RELATIONSHIP WITH AND OWNERSHIP OF VIKING ENERGY GROUP, INC.

On December 23, 2020 Camber Energy, Inc. (“Camber”, the “Company”) acquired a 51% interest in Viking Energy Group, Inc. (“Viking”). On January 8, 2021 and on July 29, 2021 the Company acquired additional interests in Viking resulting in the Company owning approximately 63% of the outstanding common shares of Viking. The Company accounts for its investment in Viking under the equity method of accounting because the Company has the ability to exercise significant influence over the operating and financial policies of Viking, but not control. The December 2020, January 2021 and July 2021 transactions and a merger agreement signed between Camber and Viking in February 2021 are described further below.

December 23, 2020 Transaction

On December 23, 2020, the Company entered into a Securities Purchase Agreement with Viking, pursuant to which Camber acquired 26,274,510 shares (“Camber’s Investment”) of Viking common stock (“Camber’s Viking Shares”), which constituted 51% of the total outstanding common stock of Viking, in consideration of (i) Camber’s payment of $10,900,000 to Viking (the “Cash Purchase Price”), and (ii) cancellation of $9,200,000 in promissory notes issued by Viking to Camber (“Camber’s Viking Notes”). Pursuant to the purchase agreement, Viking was obligated to issue additional shares of Viking common stock to Camber, if necessary, to ensure Camber owned at least 51% of the common stock of Viking through July 1, 2022.

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

On December 23, 2020, the Camber Investor Note was funded, and the Company and Viking closed Camber’s Investment, with the Company paying the Cash Purchase Price to Viking and cancelling Camber’s Viking Notes, as additional consideration. In exchange, Viking issued 26,274,510 shares of its common stock to Camber, representing 51% of Viking’s total outstanding common shares, the Viking Shares. At the closing, James Doris and Frank Barker, Jr., Viking’s CEO and CFO, respectively, at the time, were appointed the CEO and CFO of Camber, and Mr. Doris was appointed a member of the Board of Directors of Camber.

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

February 2021 Merger Agreement with Viking

On February 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Viking. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, a newly formed wholly-owned subsidiary of Camber (“Merger Sub”) would merge with and into Viking (the “Merger”), with Viking surviving the Merger as a wholly-owned subsidiary of the Company.

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

As of August 12, 2022, neither Viking nor Camber has advised of its intention to terminate the Merger Agreement.  However, given the lapse of time since the date of the Merger Agreement and the lack of progress during that period toward completing certain of the transaction requirements and satisfying certain of the conditions to the merger, we believe it is reasonably likely that certain terms, including economic terms of the merger would need to be modified by the parties in order for the parties to proceed with the merger. While the parties have discussed this likelihood, neither party has determined the revised terms, if any, upon which it would be prepared to proceed with a revised merger agreement. Any revisions to the terms and conditions of the merger agreement would be subject to the written agreement of the parties, and there is no assurance Viking and Camber will agree on any such proposed modifications or conditions.  Moreover, the satisfaction of conditions, whether existing or new, may be outside of Camber’s control.

July 2021 Transaction

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

NOTE 2 – ORGANIZATION AND OPERATIONS OF THE COMPANY

Camber’s aim is to become a growth-oriented diversified energy company. The Company owns minority, non-operated working interests in certain oil & gas wells in Texas and/or Louisiana, and through its investment in Viking, the organization provides custom energy & power solutions to commercial and industrial clients in North America. Viking also holds an exclusive license in Canada to a patented carbon-capture system, and has a majority interest in: (i) an entity with intellectual property rights to a fully developed, patent pending, ready-for-market proprietary Medical & Bio-Hazard Waste Treatment system using Ozone Technology; and (ii) entities with the intellectual property rights to fully developed, patent pending, ready-for-market proprietary Electric Transmission and Distribution Open Conductor Detection Systems.

NOTE 3 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $63,560,442 for the six months ended June 30, 2022 as compared to a net income of $18,060,420 for the six months ended June 30, 2021. The 2022 loss was comprised of, among other things, certain non-cash items with a total net impact of $59,737,024 including: (i) a loss on derivative liability of $57,602,973 (ii) loss in earnings of unconsolidated entity of $2,004,560 (iii) stock-based compensation of $123,754; and (iv) depreciation, depletion and accretion of $5,737.

As of June 30, 2022, the Company has a stockholders’ deficit of $28,444,596 and total long-term debt of $32,305,737, net of debt discount.

As of June 30, 2022, the Company has a working capital deficiency of approximately $38.5 million. The largest component of current liabilities creating this working capital deficiency is a derivative liability of $37 million.

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

The majority of the Loan Proceeds of the loan were used to: (i) redeem shares of Series C Redeemable Convertible Preferred Stock of the Company not owned by the Investor or its affiliates; and (ii) pay in full the secured loan disclosed by the Company in a Current Report Filed on Form 8-K filed with the SEC on December 17, 2021.

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

Amounts presented in the consolidated balance sheet as of December 31, 2021 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of and for the three and six-month periods ended June 30, 2022 and 2021 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Camber’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

As of June 30, 2022 and December 31, 2021, the significant inputs to the Company’s derivative liability relative to the Series C Preferred Stock were Level 3 inputs.

Assets and liabilities measured at fair value as of and for the six months ended June 30, 2022 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses (six months ended June 30, 2022)

Financial liabilities:
Derivative liability- Series C Preferred Stock			$37,069,290	(57,602,973)
	$-	$-	$37,069,290	(57,602,973)

Assets and liabilities measured at fair value as of December 31, 2021 and losses for the six months ended June 30, 2021 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs- December 31, 2021 (Level 3)	Total (gains) (six months ended June 30, 2021

Financial liabilities:
Derivative liability - Series C preferred Stock			$93,108,568	34,166,784
	$-	$-	$93,108,568	$34,166,784

 Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. At June 30, 2022 and December 31, 2021, the Company’s cash in excess of the federally insured limit was $1,949,578 and $5,604,382, respectively. Historically, the Company has not experienced any losses in such accounts. The Company had no cash equivalents at June 30, 2022 and December 31, 2021, respectively

Accounts Receivable

Accounts receivable, net, include amounts due for oil and gas revenues from prior month production. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. At June 30, 2022 and December 31, 2021 there were no allowances for doubtful accounts.

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

No impairment expense was recorded for the six months ended June 30, 2022.

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

Income (loss) per Share

Basic and diluted income (loss) per share calculations are calculated on the basis of the weighted average number of shares of the Company’s common stock outstanding during the year. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted earnings per share, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise price of the options and warrants. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. At June 30, 2022 and December 31, 2021 there were 220,287,923 and 262,224,956 common stock equivalents that were anti-dilutive, respectively.

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

The Series G Convertible Preferred stock is redeemable or convertible into a variable number of common shares, at the option of the Company. The conversion rate is determined at the time of conversion using a VWAP calculation similar to the Series C Stock described above. As a result, the Series G Preferred Stock contains an embedded derivative that is required to be recorded at fair value. The Company has determined that the fair value of the embedded derivative as of June 30, 2022 and December 31, 2021 is negligible due to the restrictions on conversion. The embedded derivative associated with the Series G Stock is marked to market at each reporting date with changes in fair value recorded in income.

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

Subsequent events

The Company has evaluated all subsequent events from June 30, 2022 through the date of filing of this report.

NOTE 5 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the six months ended June 30, 2022. The allocation between the classifications is based on the relationships summarized in the Company’s annual analysis of reserves as of December 31, 2021. The Adjustments column reflects depletion and all other increases or decreases that occurred during the six months ended June 30, 2022:

	December 31, 2021	Depletion and Adjustments	June 30, 2022

Proved developed producing oil and gas properties
United States cost center	$78,433,316	$-	$78,433,316
Accumulated depreciation, depletion and amortization	(78,364,432)	(3,167)	(78,367,599)
Proved developed producing oil and gas properties, net	$68,884	$(3,167)	$65,717

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

For the six months ended June 30, 2022 and 2021, the Company recorded $0 and $0 impairments, respectively.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED ENTITIES

The Company accounts for its investment in Viking under the equity method. The Company owns approximately 63% of the outstanding common shares of Viking at June 30, 2022 and December 31, 2021.

Table below shows the changes in the investments in unconsolidated entities for the six-month period ended June 30, 2022 and the year ended December 31, 2021.

	June 30, 2022	December 31, 2021
Carrying amount – beginning of period	$36,299,592	$15,830,538
Investment in Viking	-	29,900,000
Proportionate Share of (losses)	(2,004,560)	(9,430,946)

Carrying amount - ending	$34,295,032	$36,299,592

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the future retirement of oil and natural gas properties for the six months ended June 30, 2022 and the year ended December 31, 2021.

	Six months ended June 30, 2022	Year ended December 31, 2021
Carrying amount at beginning of period	$53,055	$46,748
Acquisition of Viking	-	-
Accretion	2,570	6,307
Carrying amount at end of period	$55,625	$53,055

NOTE 8 – LONG TERM DEBT

Long-term debt obligations of Camber Energy, Inc.:	June 30, 2022	December 31, 2021

Note payable to Discover Growth Fund, pursuant to a Secured Promissory Note dated December 24, 2021 and funded on January 3, 2022 in the original amount of $26,315,789 with interest and principal due at maturity on January 1, 2027. The note bears interest at a rate equal to the Wall Street Journal Prime Rate and is secured by lien on substantially all of the Company’s assets.	$26,315,789	$-

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by lien on substantially all of the Company’s assets.	6,000,000	6,000,000

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by first lien on the Company’s ownership in Viking.	12,000,000	12,000,000

Note payable to Discover Growth Fund, LLC pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by lien on substantially all of the Company’s assets.	2,500,000	2,500,000

Note payable to Discover Growth Fund, LLC pursuant to a 10.0% Secured Promissory Note dated December 9, 2021 in the original amount of $1,000,000 with interest and principal due at maturity on March 8, 2022. The Note is secured by lien on substantially all of the Company’s assets. The note was paid in full on January 4, 2022.	-	1,000,000

Principal value of debt	46,815,789	21,500,000
Less: unamortized debt discount	(14,510,052)	-
Total long-term debt, net	32,305,737	21,500,000
Less current portion	-
	$32,305,737	$21,500,000

The Company entered into a Loan Agreement on December 24, 2021 with the Discover pursuant to which the agreed to loan the Company $25,000,000 subject to, among other things, the Company having increased its authorized capital of common shares on or before December 31, 2021, which increase occurred on December 30, 2021.

On January 3, 2022 the Company received $25,000,000 representing a 5% original issue discount of the loan face value of $2,631,579. The Company granted the lender a first-priority security interest in Camber’s common shares of Viking and a first-priority security interest in Camber’s other assets. The notes are convertible into shares of common stock of Camber at a fixed price of $1.50 per share, subject to beneficial ownership limitations. The obligations under the Investor Note are supported by a Guaranty from Viking.

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

The majority of the Loan Proceeds of the loan were used to: (i) redeem shares of Series C Redeemable Convertible Preferred Stock of the Company not owned by the Investor or its affiliates; and (ii) pay in full the secured loan disclosed by the Company in a Current Report Filed on Form 8-K filed with the SEC on December 17, 2021.

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended June 30,

2023	$-
2024	-
2025	-
2026	-
2027	32,305,737
Thereafter	-

$32,305,737

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

Activities for derivative Series C Preferred Stock derivative liability during the six months ended June 30, 2022 and the year ended December 31, 2021 were as follows:

	2022	2021
Carrying amount at beginning of period	$93,108,568	$93,981,234
Issued Series C preferred shares	-	46,238,850
Change in Fair value	57,602,973	152,831,568
Settlement of Obligation (issuance of common shares)	(113,642,251)	(199,943,084)
Carrying amount at end of period	$37,069,290	$93,108,568

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

The Company’s CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s, at a rate of $20,000 per month commencing April 2021.

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

Litigation as a Result of “Short Report”

The Company was the target of a “short” report issued by Kerrisdale Capital in early October, 2021, and as a result of such short report there were actions (including two derivative actions) and/or complaints commenced or filed, as applicable, against the Company, its officers, directors and certain former directors by or on behalf of certain shareholders of Camber in connection with losses alleged to have been suffered by the shareholders. The Company and its management, including former directors, have retained the firm of Baker Botts LLP to defend the actions, and deny the allegations contained in the claim(s).

NOTE 12 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Oil and Gas Contracts

The following table disaggregates revenue by significant product type for the six months ended June 30, 2022 and 2021 respectively:

	Six months ended June 30, 2022	Six months ended June 30, 2021
Oil sales	$199,243	$113,952
Natural gas sales and liquids	108,815	48,939
Total oil and gas revenue from customers	$308,058	$162,891

NOTE 13 – STOCKHOLDERS’ DEFICIT

Common Stock

During the six months ended June 30, 2022, the Company issued 140,000 shares of restricted common stock to service providers in consideration for investor relations and marketing services. The Company recognized $123,754, based on the grant date fair value of the Company’s common stock, in share-based compensation expense.

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

As of June 30, 2022 and December 31, 2021, the Company had no Series A Convertible Preferred Stock issued or outstanding.

Series B Redeemable Convertible Preferred Stock

As of June 30, 2022 and December 31, 2021, the Company had no Series B Redeemable Convertible Preferred Stock issue and outstanding.

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

Series C Redeemable Convertible Preferred Stock

On February 3, 2020, the Company sold 525 shares of Series C Preferred Stock for total proceeds of $5 million. In the event the Merger Agreement entered into with Viking in February 2020 is terminated for any reason, we (until June 22, 2020, when such terms were amended) these shares were required to be redeemed at a 110% premium, in an aggregate amount equal to $5,775,000. Because of the previous redemption requirement and due to certain redemption features, which are outside the control of the Company, the Series C Preferred Stock is classified as temporary equity on the March 31, 2021 and December 31, 2020 balance sheets. Temporary equity is a security with redemption features that are outside the control of the issuer, is not classified as an asset or liability in conformity with GAAP, and is not mandatorily redeemable. In addition, the Series C Preferred Stock contains an embedded derivative and an additional derivative upon conversion. (See note 9)

On January 8, 2021, the Company issued 1,890 shares of Camber’s Series C Preferred Stock to EMC Capital Partners, LLC, one of Viking’s lenders, in full satisfaction of a secured promissory note previously issued by Viking to EMC, accrued interest and certain other liabilities totaling approximately $18,900,000. The issuance was recorded as an additional investment by the Company in Viking

As of June 30, 2022, Discover was not owed any common shares in connection with previous conversion notices as a result of the extension of the Measurement Period.

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

The Company satisfied the Reserve Requirement by the required deadline but did not satisfy the Filing Requirement by January 14, 2022, and accordingly, the Measurement Period with regard to shares of Preferred converted by Investor or any affiliate of Investor prior to December 24, 2021 did not end.

As of June 30, 2022 and December 31, 2021, the Series C Preferred shares were convertible into a substantial number of the Company’s common shares which could result in significant dilution of the Company’s existing shareholders. If the outstanding Series C Preferred were converted as of June 30, 2022 and December 31, 2021, the Company estimates that the following common shares would be required to be issued to satisfy the conversion of the Series C Preferred shares:

	June 30, 2022*	December 31, 2021**
Estimated number of shares issuable for conversion at $3.25 per share	2,138,462	11,956,923
Estimated number of common shares required to satisfy Conversion Premium using VWAP at period end	68,049,150	150,167,722
	70,187,612	162,124,645

*based on 695 shares of Series C Convertible Preferred Stock outstanding as of such date

**based on 3,886 shares of Series C Convertible Preferred Stock outstanding as of such date

Additionally. even if the Series C preferred shares were converted on the above dates, the Company could, pursuant to terms out in the COD, be required to issue additional common shares (true-up shares).

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

Series E Redeemable Convertible Preferred Stock and Series F Convertible Preferred Stock

On July 8, 2019, the Company acquired Lineal Star Holdings, LLC (“Lineal”) pursuant to a Plan of Merger dated as of the same date.  Pursuant to the Lineal Plan of Merger, the Company acquired 100% of the ownership of Lineal from the Lineal Members in consideration for 1,000,000 of the newly issued shares of Series E Preferred Stock and 16,750 of the newly issued shares of Series F Preferred Stock and effective on December 31, 2019, the Company divested its ownership in Lineal and the Series E Preferred Stock and Series F Preferred Stock were returned to the Company and cancelled.

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

Partial Redemptions of Series G Preferred Stock

On March 10, 2022, the Company paid the Investor $1,375,000 and redeemed the 2,636 shares of Series G Preferred Stock associated with the Note due March 31, 2022, thereby canceling such Note and reducing the number of shares of Series G Preferred Stock outstanding from 10,544 to 7,908. On June 15, 2022, the Company paid the Investor $1,375,000 and redeemed an additional 2,636 shares of Series G Preferred Stock associated with the Note due June 30, 2022, thereby canceling such Note and reducing the number of shares of Series G Preferred Stock outstanding from 7,908 to 5,272.  As mentioned above, the Investor may not convert any of the remaining shares of preferred stock associated with any remaining Note into shares of common stock or sell any of the underlying shares of common stock unless that Note is paid in full by the Investor, and the Company may redeem the shares of Series G Preferred Stock associated with each Note by paying the Investor $1,375,000 as full consideration for such redemption.

Warrants

On April 26, 2021, the Company issued warrants to Regal Consulting, LLC (“Regal”) entitling Regal to purchase 100,000 shares of common stock of the Company at an exercise price of $0.705 per share. The company recognized an expense of $42,037 in connection with the warrants. The warrants expired on April 25, 2022.

The following is a summary of the Company’s outstanding warrants at June 30, 2022:

Warrants		Exercise	Expiration	lntrinsic Value at
Outstanding		Price ($)	Date	June 30, 2022

3	(1)	$195,312.50	September 12, 2022		$-
32	(2)	$12,187.50	May 24, 2023		$-
50,000,000	(3)	$2.00	December 30, 2026		$-
50,000,000	(3)	$4.00	December 30, 2026		$-
100,000	(4)	$0.705	April 25, 2025		$-
25,000,000	(5)	10.00	December 31, 2026	$
25,000,000	(5)	20.00	December 31, 2026	$

150,150,035					$-

(1)	Warrants issued in connection with funding. The warrants were exercisable on the grant date (September 12, 2017) and remain exercisable until September 12, 2022.
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

NOTE 15 – INCOME (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per share for the three and six months ended June 30, 2022 and 2021, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Income (loss)	$4,595,035	$62,838,113	$(63,560,442)	$18,060,420
Less preferred dividends				(6,676,994)
Net income (loss) attributable to common shareholders	$4,595,035	$62,838,113	$(63,560,442)	$11,383,426

Denominator - Weighted average shares - basic	395,207,537	52,911,280	352,834,123	40,786,921
Dilutive effect of common stock equivalents - options/ warrants	-	-	-	-
Dilutive effect Preferred C Shares	-	-	-	-
Denominator - Weighted average shares - diluted	395,207,537	52,911,280	352,834,123	40,786,921

Income (loss) per share - basic	$0.01	$1.19	$(0.18)	$0.28
Income (loss) per share - diluted	$0.01	$1.19	$(0.18)	$0.28

NOTE 16 – SUBSEQUENT EVENTS

Share Issuances & Consulting Arrangements

On or about July 1, 2022 the Company signed a second amendment to an agreement with Sylva International LLC (“Sylva”), which extended the term of Sylva’s engagement with the Company to December 31, 2022.  Pursuant to the terms of the second amendment, the Company agreed to pay Sylva a cash fee of $50,000 per month and issue the consultant 175,000 shares of the Company’s common stock.

Series C Preferred Stock

Conversions of Series C Stock in 2022:

From July 1, 2022 through August 8, 2022, Antilles Family Office, LLC (“Antilles”) converted 280 shares of Series C Preferred Stock into approximately 33,938,315 shares of common stock.

Outstanding Series C Stock

As of August 8, 2022, Discover holds 0 shares of Series C Preferred Stock and Antilles holds 415 shares of Series C Preferred Stock.

NYSE Approval Requirement

The Company agreed to use its best efforts to obtain an exception to any shareholder approval requirement from NYSE American or to obtain such approval regarding the issuance of the Conversion Shares and Warrant Shares as soon as possible and in any event no later than the Company’s next annual meeting of stockholders.

Registration Statement

The Company agreed use its best efforts to file with the Securities and Exchange Commission as promptly as practicable, and in any event within 30 days after the date on which the Company files all reports required to be filed pursuant to the Securities Exchange Act of 1934 (the “Act”), a Registration Statement registering the delayed and continuous resale of all Conversion Shares and Warrant Shares pursuant to Rule 415 under the Act, subject to any limitations imposed by applicable securities laws as to the number of Conversion Shares and/or Warrant Shares that are eligible for registration, and to use best efforts to cause such Registration Statement to be declared effective under the Act as promptly as practicable and in any event within 60 days after filing. In connection with the foregoing, the Company filed on June 17, 2022 a draft S-1 Registration Statement with the Securities and Exchange Commission and it is the Company’s objective to have the Registration Statement declared effective on or before August 15, 2022.

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

Legal Proceedings:

On or about April 18, 2022, the Company was made aware of a Shareholder Derivative Complaint filed with the District Court in Clark County, Nevada (Case No.: A-22-848486-B) against the Company and its directors, and on or about May 4, 2022 the Company was made aware of a second Shareholder Derivative Complaint filed with the District Court in Clark County, Nevada (Case No. A-22-852069-B) against the Company and its directors. On July 18, 2022, the shareholder plaintiff in Case No. A-22-848486-B voluntarily dismissed his lawsuit, leaving only Case No. A-22-852069-B currently pending in Clark County, Nevada (the “Nevada Derivative Complaint”) to the Company’s knowledge. The allegations contained in the Nevada Derivative Complaint involve state-law claims for breach of fiduciary duty and unjust enrichment and are based on allegations similar to those in the above-noted Class Action Complaint.

On or about June 30, 2022, the Company was made aware of a Shareholder Derivative Complaint filed in the U.S. District Court for the Southern District of Texas, Houston Division (Case No. 4:22-cv-2167) against the Company, its current directors, and certain of its former directors (the “Houston Derivative Complaint” and, together with the Nevada Derivative Complaint, the “Derivative Complaints”).  The allegations contained in the Houston Derivative Complaint involve state-law claims for breach of fiduciary duty and unjust enrichment and a federal securities claim under Section 14(a) of the Securities Exchange Act of 1934.

The defendants deny the allegations contained in the Derivative Complaints and have engaged Baker Botts L.L.P. to defend the actions.

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

PLAN OF OPERATIONS

Overview

Camber’s aim is to become a growth-oriented diversified energy company. The Company owns minority, non-operated working interests in certain oil & gas wells in Texas and/or Louisiana, and through its investment in Viking, the organization provides custom energy & power solutions to commercial and industrial clients in North America. Viking also holds an exclusive license in Canada to a patented carbon-capture system, and has a majority interest in: (i) an entity with intellectual property rights to a fully developed, patent pending, ready-for-market proprietary Medical & Bio-Hazard Waste Treatment system using Ozone Technology; and (ii) entities with the intellectual property rights to fully developed, patent pending, ready-for-market proprietary Electric Transmission and Distribution Open Conductor Detection Systems.

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

The Merger has not been completed. As of the date of filing this report, neither Viking or Camber has advised of its intention to terminate the Merger Agreement.  There is no guarantee that the merger will be completed.

The Merger has not been completed.  As of August 12, 2022, neither Viking nor Camber has advised of its intention to terminate the Merger Agreement.  However, given the lapse of time since the date of the Merger Agreement and the lack of progress during that period toward completing certain of the transaction requirements and satisfying certain of the conditions to the merger, we believe it is reasonably likely that certain terms, including economic terms of the merger would need to be modified by the parties in order for the parties to proceed with the merger. While the parties have discussed this likelihood, neither party has determined the revised terms, if any, upon which it would be prepared to proceed with a revised merger agreement. Any revisions to the terms and conditions of the merger agreement would be subject to the written agreement of the parties, and there is no assurance Viking and Camber will agree on any such proposed modifications or conditions.  Moreover, the satisfaction of conditions, whether existing or new, may be outside of Camber’s control.

Going Concern Qualification

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $63,560,442 for the six months ended June 30, 2022 as compared to a net income of $18,060,420 for the six months ended June 30, 2021. The 2022 loss was comprised of, among other things, certain non-cash items with a total net impact of $59,737,024 including: (i) a loss on derivative liability of $57,602,973 (ii) Loss in earnings of unconsolidated entity of $2,004,560 (iii) stock-based compensation of $123,754; and (iv) Depreciation, depletion and accretion of $5,737.

As of June 30, 2022, the Company has a stockholders’ deficit of $28,444,596 and total Long-Term Debt of $32,305,737, net of debt discount.

As of June 30, 2022, the Company has a working capital deficiency of approximately $38.5 million. The largest component of current liabilities creating this working capital deficiency is a derivative liability of $34 million.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and six months ended June 30, 2022 and 2021, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Liquidity and Capital Resources

As of June 30, 2022, and December 31, 2021, the Company had $2,199,578 and $5,854,382 in cash holdings, respectively.

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Revenue

The Company had gross revenues of $171,651 for the three months ended June 30, 2022, as compared to $97,238 for the three months ended June 30, 2022, reflecting an increase of $74,413. This increase in revenue is a result of an increase in oil and gas realized prices in 2022.

Expenses

The Company’s operating expenses decreased to $1,140,859 for the three-month period ended June 30, 2022, from $1,321,493 in the corresponding prior period. Lease operating costs increased by $9,990 to $41,365 for the three-month period ended June 30, 2022 as compared to $31,375 for the three-month period ended June 30, 2021, due to lower realized production levels. DD&A expense was relatively unchanged at $2,870 for the three months ended June 30, 2022 as compared to $2,509 for the three months ended June 30, 2021. General and administrative expenses and stock-based compensation combined reflected a decrease of $190,985 to $1,096,624, when compared to $1,287,609 in the corresponding prior period.

Income (loss) from Operations

The Company generated a loss from operations for the three months ended June 30, 2022 of $(969,208), when compared to a loss from operations of $(1,224,255) for the three months ended June 30, 2021.

Other Income (Expense)

The Company had other income of $5,564,243 for the three months ended June 30, 2022, as compared to other income of $64,062,368 for the three months ended June 30, 2021. This significant difference is primarily a result of the Company’s stock price and its impact on our derivatives.

Net Income (Loss)

The Company had net income of $4,595,035 during the three-month period ended June 30, 2022, compared with a net income of $62,838,113 for the three-month period ended June 30, 2021, primarily as a result of the items discussed above.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

Revenue

The Company had gross revenues of $308,508 for the six months ended June 30, 2022, as compared to $162,891 for the six months ended June 30, 2022, reflecting an increase of $145,167. This increase in revenue is a result of an increase in oil and gas realized prices in 2022.

Expenses

The Company’s operating expenses decreased to $2,294,835 for the six-month period ended June 30, 2022, from $3,248,031 in the corresponding prior period. Lease operating costs increased by $31,251 to $90,730 for the six-month period ended June 30, 2022 as compared to $59,479 for the six-month period ended June 30, 2021, due to lower realized production levels. DD&A expense was relatively unchanged at $5,737 for the six months ended June 30, 2022 as compared to $7,552 for the six months ended June 30, 2021. General and administrative expenses and stock-based compensation combined reflected a decrease of $982,632 to $2,198,368, when compared to $3,181,000 in the corresponding prior period.

Income (loss) from Operations

The Company generated a loss from operations for the six months ended June 30, 2022 of $(1,986,777), when compared to a loss from operations of $(3,085,140) for the six months ended June 30, 2021.

Other Income (Expense)

The Company had other (expense) of $(61,573,665) for the  six months ended June 30, 2022, as compared to other income of $21,145,560 for the six months ended June 30, 2021. This significant difference is primarily a result of the Company’s stock price and its impact on our derivatives.

Net Income (Loss)

The Company had net loss of $(63,560,442) during the six-month period ended June 30, 2022, compared with a net income of $18,060,420 for the six-month period ended June 30, 2021, primarily as a result of the items discussed above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements, as well as the sufficiency of the disclosures pertaining to our accounting policies in the footnotes accompanying our financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under GAAP. We also describe the most significant estimates and assumptions we make in applying these policies. See “Note 4 - Summary of Significant Accounting Policies” to our consolidated financial statements.

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

The fair value of the derivative liability relating to the Conversion Premium for any outstanding Series C Shares is equal to the cash required to settle the Conversion Premium. The fair value of the potential True-Up share obligation has been estimated using a binomial pricing mode and the lesser of the conversion price or the low closing price of the Company’s stock subsequent to the conversion date. and the historical volatility of the Company’s common stock. (See note 10)

The following tables present a range of estimates of the number of shares potentially issuable to settle future conversions of the Series C Preferred Stock outstanding at June 30, 2022, including the conversion premiums, reflecting consideration of all provisions that pertain to the computation of settlements as follows:

Estimate of Common Shares Due to Series C Pref. Shareholders (assuming Dividends/Conversion Premium are paid in stock as opposed to cash)

Series C Pref. Shares Outstanding - June 30, 2022	695
Assume Triggering Event	Yes

Low VWAP During Measurement Period - $0.3475		Low VWAP During Measurement Period - $0.50		Low VWAP During Measurement Period - $1.00

Conversion Price for Preferred Stock	$3.25	Conversion Price for Preferred Stock	$3.25	Conversion Price for Preferred Stock	$3.25
VWAP during Measurement Period	$0.3475	VWAP during Measurement Period	$0.5000	VWAP during Measurement Period	$1.0000
Price for Calculating Conversion Premium (i.e. 85% of VWAP less $0.10)	$0.1954	Price for Calculating Conversion Premium (i.e. 85% of VWAP less $0.10)	$0.3250	Price for Calculating Conversion Premium (i.e. 85% of VWAP less $0.10)	$0.7500
Series C Pref Shares	$695	Series C Pref Shares	$695	Series C Pref Shares	695
Face value per share	$10,000	Face value per share	$10,000	Face value per share	$10,000
Total value	$6,950,000	Total value	$6,950,000	Total value	$6,950,000
Annual Conversion Premium	$2,429,025	Annual Conversion Premium	$2,429,025	Annual Conversion Premium	$2,429,025
Total conversion Premium (7 years worth of dividends)	$17,003,175	Total conversion Premium (7 years worth of dividends)	$17,003,175	Total conversion Premium (7 years worth of dividends)	$17,003,175.00
Underlying common shares for Face Value Portion	2,138,462	Underlying common Shares for Face Value Portion	2,138,462	Underlying common shares for Face Value Portion	2,138,462
Underlying common shares for Conversion Premium	87,017,272	Underlying common shares for Conversion Premium	52,317,462	Underlying common shares for Conversion Premium	22,670,900
Total Potential Shares	89,155,734	Total Potential Shares	54,455,923	Total Potential Shares	24,809,362

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

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

There were no changes in Internal Control Over Financial Reporting during the quarter ended June 30, 2022.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of June 30, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

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

On or about April 18, 2022, the Company was made aware of a Shareholder Derivative Complaint filed with the District Court in Clark County, Nevada (Case No.: A-22-848486-B) against the Company and its directors, and on or about May 4, 2022 the Company was made aware of a second Shareholder Derivative Complaint filed with the District Court in Clark County, Nevada (Case No. A-22-852069-B) against the Company and its directors. On July 18, 2022, the shareholder plaintiff in Case No. A-22-848486-B voluntarily dismissed his lawsuit, leaving only Case No. A-22-852069-B currently pending in Clark County, Nevada (the “Nevada Derivative Complaint”) to the Company’s knowledge. The allegations contained in the Nevada Derivative Complaint involve state-law claims for breach of fiduciary duty and unjust enrichment and are based on allegations similar to those in the above-noted Class Action Complaint.

On or about June 30, 2022, the Company was made aware of a Shareholder Derivative Complaint filed in the U.S. District Court for the Southern District of Texas, Houston Division (Case No. 4:22-cv-2167) against the Company, its current directors, and certain of its former directors (the “Houston Derivative Complaint” and, together with the Nevada Derivative Complaint, the “Derivative Complaints”).  The allegations contained in the Houston Derivative Complaint involve state-law claims for breach of fiduciary duty and unjust enrichment and a federal securities claim under Section 14(a) of the Securities Exchange Act of 1934.

The defendants deny the allegations contained in the Derivative Complaints and the Class Action Complaint and have engaged Baker Botts L.L.P. to defend the actions.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2022, the Company issued unregistered equity securities as described below:

The Company issued a total of 200,019,768 common shares to preferred stockholders.   Certain of such shares of common stock were due under one of the stockholder’s prior conversions of Series C Preferred Stock into common stock, and were issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering.  The balance of such shares of common stock were issued in connection with the stockholders’ conversions of Series C Preferred Stock into common stock, and issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering.

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

CAMBER ENERGY, INC. (Registrant)

/s/ James Doris	Date: August 12, 2022
Principal Executive Officer

/s/ Frank W. Barker, Jr.	Date: August 12, 2022
Principal Financial and Accounting Officer

