Form 10-Q
period 2022-09-30
CAMBER ENERGY, INC.
filed 2022-11-14
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2022, the registrant had 719,145,888 shares of common stock outstanding.

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC.

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2022	2021

ASSETS

Current assets
Cash	$2,455,688	$5,854,382
Accounts receivable - oil and gas - net	-	24,389
Prepaid expenses	142,083	56,833
Total current assets	2,597,771	5,935,604

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	64,346	68,884
Total oil and gas properties, net	64,346	68,884

Due from Viking Energy Group, Inc.	6,822,300	4,100,000
Equity method investment	28,034,336	36,299,592

TOTAL ASSETS	$37,518,753	$46,404,080

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$1,490,650	$1,449,335
Accrued expenses and other current liabilities	3,263,705	2,103,674
Current taxes payable	3,000	3,000
Derivative liability	32,666,761	93,108,568
Total current liabilities	37,424,116	96,664,577

Long-term debt	33,116,749	21,500,000
Asset retirement obligation	56,978	53,055

TOTAL LIABILITIES	70,597,843	118,217,632

Commitments and contingencies (Note 11)
	-	-
STOCKHOLDERS' DEFICIT
Preferred Stock Series C, 5,200 shares authorized of $0.001 par value, 270 and 3,886 shares issued and outstanding as of September 30, 2022 and December 31, 2021, liquidation preference of $9,305,550 and $133,930,990 at September 30, 2022 and December 31, 2021, respectively.	1	4
Preferred Stock Series G, 25,000 authorized, $0.001 par value, 5,272 and 10,544 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively, liquidation preference of $0 as of September 30, 2022 and December 31, 2021, respectively	5	10
Common stock, 1,000,000,000 shares authorized of $0.001 par value, 546,852,286 and 257,132,026 shares issued and outstanding as of September 30, 2022 and December 31, 2021	546,853	257,132
Additional paid-in-capital	534,503,335	409,217,417
Accumulated deficit	(568,129,284)	(481,288,115)

TOTAL STOCKHOLDERS' DEFICIT	(33,079,090)	(71,813,552)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37,518,753	$46,404,080

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue
Oil and gas sales	$158,508	$103,191	$466,566	$266,082

Operating expenses
Lease operating costs	51,078	38,661	141,807	98,140
General and administrative	1,326,430	774,040	3,401,044	2,627,035
Stock based compensation	-	208,890	123,754	1,536,895
Depreciation, depletion, amortization and accretion	2,724	1,906	8,461	9,458

Total operating expenses	1,380,232	1,023,497	3,675,066	4,271,528

Loss from operations	(1,221,724)	(920,306)	(3,208,500)	(4,005,446)

Other income (expense)
Interest expense	(1,554,604)	(518,716)	(3,520,736)	(1,461,427)
Equity (deficit) in earnings of unconsolidated entities	(6,260,695)	(6,260,780)	(8,265,256)	(18,339,293)
Gain (loss) on derivative liability	(14,243,704)	(256,855,721)	(71,846,677)	(222,688,936)

Total other income (expense)	(22,059,003)	(263,635,217)	(83,632,669)	(242,489,656)

Net income (loss) before income taxes	(23,280,727)	(264,555,523)	(86,841,169)	(246,495,102)
Income tax benefit (expense)	-	-	-	-

Net income (loss) attributable to Camber Energy, Inc.	(23,280,727)	(264,555,523)	(86,841,169)	(246,495,102)
Less preferred dividends	-	-	-	(6,676,994)

Net income (loss) attributable to common stockholders	$(23,280,727)	$(264,555,523)	$(86,841,169)	$(253,172,096)

Income (loss) per weighted average number of common shares outstanding - basic and diluted	$(0.05)	$(1.63)	$(0.22)	$(3.10)

Weighted average number of common shares outstanding
Basic and Diluted	487,692,319	161,892,534	401,147,671	81,599,069

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
	2022	2021

Cash flows from operating activities:

Net loss	$(86,841,169)	$(246,495,102)

Adjustments to reconcile net loss to cash provided (used) by operating activities
Stock-based compensation	123,754	1,536,895
Depreciation, depletion, amortization and accretion	8,461	9,458
Change in fair value of derivative liability	71,846,677	222,688,936
Amortization of debt discount	2,380,143	-
(Equity) deficit in earnings of unconsolidated entity	8,265,256	18,339,293
Changes in operating assets and liabilities
Accounts receivable	24,389	(2,894)
Prepaid expenses	(85,250)	(107,872)
Accounts payable and accrued expenses	1,201,345	1,827,527

Net cash used in operating activities	(3,076,394)	(2,203,759)

Cash flows from investing activities:
Cash paid for Viking investment	-	(11,000,000)
Loans to Viking	(3,922,300)	-
Repayments received from Viking	1,200,000	-

Net cash used in investing activities	(2,722,300)	(11,000,000)

Cash flows from financing activities:
Repayment of long-term debt	(1,000,000)	-
Redemption of Series G preferred stock	(2,750,000)	-
Redemption of Series C preferred stock	(18,850,000)	-
Proceeds from issuance of Series C Preferred Stock	-	15,000,000
Proceeds from long-term debt	25,000,000	2,500,000

Net cash provided by financing activities	2,400,000	17,500,000

Net increase (decrease) in cash	(3,398,694)	4,296,241
Cash, beginning of period	5,854,382	868,548

Cash, end of period	$2,455,688	$5,164,789

Supplemental Cash Flow Information
Cash paid for:
Interest	$65,559	$-
Taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Issuance of series C Preferred Stock as investment in Viking	$-	$18,900,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) Nine Months Ended September 30, 2022 and 2021

	Series C		Series C		Series G
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	Number		Number		Number		Number		Paid In	Accumulated	Stockholders'
	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Capital	Deficit	(Deficit) Equity

For the nine months ended September 30, 2022

Balances, December 31, 2021	-	$-	3,886	$4	10,544	$10	257,132,026	$257,132	$409,217,417	$(481,288,115)	(71,813,552)

Common Shares issued for:
Conversion of Series C preferred stock	-	-	(1,952)	(1)	-	-	213,973,981	213,974	51,546,478		51,760,451
True-Up Shares	-	-	-	-	-	-	75,606,279	75,606	35,269,405	-	35,345,011
Issuance of Common Shares for Consulting Fees	-	-	-	-	-	-	140,000	140	123,614	-	123,754
Redemption of Series C preferred stock for cash	-	-	(1,664)	(2)	-	-	-	-	(18,849,998)	-	(18,850,000)
Redemption of Series G preferred stock	-	-	-	-	(5,272)	(5)	-	-	(2,749,995)	-	(2,750,000)
Series C fair value adjustment	-	-	-	-	-	-	-	-	45,183,021	-	45,183,021
Warrants issued for debt discount	-	-	-	-	-	-	-	-	14,763,393	-	14,763,393
Other	-	-	-	-	-	-	-	1	-	-	1
	-	-	-	-	-	-	-	-	-	(86,841,169)	(86,841,169)
Balances September 30, 2022	-	$-	270	$1	5,272	$5	546,852,286	$546,853	$534,503,335	$(568,129,284)	$(33,079,090)

Balances, December 31, 2020	2,093	$5,946,052	-	$-	-	$-	25,000,000	$25,000	$209,362,384	$(311,612,946)	(102,225,562)

Common Shares issued for:
Conversion of Series C Preferred Stock	-	-	(1,613)	(2)	-	-	168,733,163	168,733	126,860,841	-	127,029,572
True-Up Shares	-	-	-	-	-	-	54,330,153	54,331	45,740,826	-	45,795,157
Issuance of Common Shares for Consulting Fees	-	-	-	-	-	-	1,500,094	1,500	1,493,358	-	1,494,858
Equity contribution	-	(11,208,840)	-	-	-	-	-	-	11,208,840	-	11,208,840
Warrants issued for compensation	-	-	-	-	-	-	-	-	42,037	-	42,037
Issuance of Series C Preferred Shares for Cash Proceeds	1,890	6,164,308		-	-	-	-	-	(6,164,308)	-	(6,164,308)
Issuance of Series C Preferred Shares for Cash Proceeds	-	-	1,575	2					2,881,038		2,881,040
Change in fair value of Series C shares	-	512,686	-	-	-	-	-	-	(512,686)	-	(512,686)
Transfer of Series C Preferred Stock to Permanent Equity	(3,983)	(1,414,206)	3,983	4	-	-	-	-	1,414,202	-	1,414,206
Other	-	-	-	-	-	-	-	(1)	-	-	(1)
	-	-	-	-	-	-	-	-	-	(246,495,102)	(246,495,102)
Balances September 30, 2021	-	$-	3,945	$4	-	$-	249,563,410	$249,563	$392,326,532	$(558,108,048)	$(165,531,949)

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

As of November 8, 2022, neither Viking nor Camber has advised of its intention to terminate the Merger Agreement. However, given the lapse of time since the date of the Merger Agreement and the lack of progress during that period toward completing certain of the transaction requirements and satisfying certain of the conditions to the merger, we believe it is reasonably likely that certain terms, including economic terms of the merger would need to be modified by the parties in order for the parties to proceed with the merger. While the parties have discussed this likelihood, neither party has determined the revised terms, if any, upon which it would be prepared to proceed with a revised merger agreement. Any revisions to the terms and conditions of the merger agreement would be subject to the written agreement of the parties, and there is no assurance Viking and Camber will agree on any such proposed modifications or conditions. Moreover, the satisfaction of conditions, whether existing or new, may be outside of Camber’s control.

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

NOTE 3 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $86,841,169 for the nine months ended September 30, 2022 as compared to a net loss of $253,172,096 for the nine months ended September 30, 2021. The 2022 loss was comprised of, among other things, certain non-cash items with a total net impact of $80,244,148 including: (i) a loss on derivative liability of $71,846,677 (ii) loss in earnings of unconsolidated entity of $8,265,256 (iii) stock-based compensation of $123,754; and (iv) depreciation, depletion and accretion of $8,461.

As of September 30, 2022, the Company has a stockholders’ deficit of $33,079,090 and total long-term debt of $33,116,749, net of debt discount.

As of September 30, 2022, the Company has a working capital deficiency of approximately $34.8 million. The largest component of current liabilities creating this working capital deficiency is a derivative liability of $32.7 million.

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

Amounts presented in the consolidated balance sheet as of December 31, 2021 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of and for the three and nine-month periods ended September 30, 2022 and 2021 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Camber’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

As of September 30, 2022 and December 31, 2021, the significant inputs to the Company’s derivative liability relative to the Series C Preferred Stock were Level 3 inputs.

Assets and liabilities measured at fair value as of and for the nine months ended September 30, 2022 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses (nine months ended September 30, 2022)

Financial liabilities:
Derivative liability- Series C Preferred Stock			$32,666,761	(71,846,677)
	$-	$-	$32,666,761	(71,846,677)

Assets and liabilities measured at fair value as of December 31, 2021 and losses for the nine months ended September 30, 2021 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs- December 31, 2021 (Level 3)	Total (gains) (nine months ended September 30, 2021

Financial liabilities:
Derivative liability - Series C preferred Stock			$93,108,568	34,166,784
	$-	$-	$93,108,568	$34,166,784

 Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. At September 30, 2022 and December 31, 2021, the Company’s cash in excess of the federally insured limit was $2,205,688 and $5,604,382, respectively. Historically, the Company has not experienced any losses in such accounts. The Company had no cash equivalents at September 30, 2022 and December 31, 2021.

Accounts Receivable

Accounts receivable, net, include amounts due for oil and gas revenues from prior month production. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. At September 30, 2022 and December 31, 2021 there were no allowances for doubtful accounts.

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

No impairment expense was recorded for the nine months ended September 30, 2022.

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

Income (loss) per Share

Basic and diluted income (loss) per share calculations are calculated on the basis of the weighted average number of shares of the Company’s common stock outstanding during the year. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted earnings per share, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise price of the options and warrants. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive. At September 30, 2022 and December 31, 2021 there were 250,509,284 and 262,224,956 common stock equivalents that were anti-dilutive, respectively.

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

The Series C Preferred Stock are convertible into shares of common stock at a fixed $3.25 conversion rate. Upon conversion, the holder is entitled to dividends as if the shares had been held to maturity, which is referred to as the Conversion Premium. The Conversion Premium may be paid in shares or cash, at the option of the Company. If the Conversion Premium is paid in cash, the amount is fixed and not subject to adjustment. If the Conversion Premium is paid in shares, the conversion ratio is based on a VWAP calculation based on the lowest stock price over the Measurement Period. The Measurement Period is 30 trading days (or 60 trading days if there is a Triggering Event) prior to the conversion date and 30 trading days (or 60 trading days if there is a Triggering Event) after the conversion date. The VWAP calculation is subject to adjustment if there is a Triggering Event and the Measurement Period is subject to adjustment in the event that the Company is in default of one or more Equity Conditions provided in the COD. For example, the Measurement Period may be extended one day for every day the Company is not in compliance with one or more of the Equity Conditions. Trigger events are described in the designation of the Series C Preferred Stock, but include items which would typically be events of default under a debt security, including filing of reports late with the SEC.

At the conversion date, the number of shares due for the Conversion Premium is estimated based on the previous 30-day VWAP (or 60 trading days if there is a Triggering Event). If the Company does not elect to pay the Conversion Premium in cash, the Company will issue all shares due for the conversion and the estimated shares due for the conversion premium. If the VWAP calculation for the portion of the Measurement Period following the date of conversion is lower than the VWAP for the portion of the Measurement Period prior to the date of conversion, the holder will be issued additional common shares, referred to as True-Up shares. If the VWAP calculation is higher, no True-Up shares are issued.

The Company has determined that the Series C Preferred Stock contains an embedded derivative liability relating to the Conversion Premium and, upon conversion, a derivative liability for the potential obligation to issue True-Up Shares relating to Series C shares that have been converted and the Measurement Period has not expired, if applicable.

The fair value of the derivative liability relating to the Conversion Premium for any outstanding Series C Shares is equal to the cash required to settle the Conversion Premium. The fair value of the potential True-Up share obligation has been estimated using a binomial pricing mode and the lesser of the conversion price or the lowest closing price of the Company’s stock subsequent to the conversion date, and the historical volatility of the Company’s common stock.

The Series G Convertible Preferred stock is redeemable or convertible into a variable number of common shares, at the option of the Company. The conversion rate is determined at the time of conversion using a VWAP calculation similar to the Series C Stock described above. As a result, the Series G Preferred Stock contains an embedded derivative that is required to be recorded at fair value. The Company has determined that the fair value of the embedded derivative as of September 30, 2022 and December 31, 2021 is negligible due to the restrictions on conversion. The embedded derivative associated with the Series G Stock is marked to market at each reporting date with changes in fair value recorded in income.

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

Subsequent events

The Company has evaluated all subsequent events from September 30, 2022 through the date of filing of this report.

NOTE 5 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the nine months ended September 30, 2022. The allocation between the classifications is based on the relationships summarized in the Company’s annual analysis of reserves as of December 31, 2021. The Adjustments column reflects depletion and all other increases or decreases that occurred during the nine months ended September 30, 2022:

	December 31, 2021	Depletion and Adjustments	September 30, 2022

Proved developed producing oil and gas properties
United States cost center	$78,433,316	$-	$78,433,316
Accumulated depreciation, depletion and amortization	(78,364,432)	(4,538)	(78,368,970)
Proved developed producing oil and gas properties, net	$68,884	$(4,538)	$64,346

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

For the nine months ended September 30, 2022 and 2021, the Company did not record any impairments.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED ENTITIES

The Company accounts for its investment in Viking under the equity method. The Company owns approximately 60.9% of the outstanding common shares of Viking at September 30, 2022 and December 31, 2021.

Table below shows the changes in the investments in unconsolidated entities for the nine-month period ended September 30, 2022 and the year ended December 31, 2021.

	September 30, 2022	December 31, 2021
Carrying amount – beginning of period	$36,299,592	$15,830,538
Investment in Viking	-	29,900,000
Proportionate share of (losses)	(8,265,256)	(9,430,946)

Carrying amount - ending	$28,034,336	$36,299,592

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the future retirement of oil and natural gas properties for the nine months ended September 30, 2022 and the year ended December 31, 2021.

	Nine months ended September 30, 2022	Year ended December 31, 2021
Carrying amount at beginning of period	$53,055	$46,748
Acquisition of Viking	-	-
Accretion	3,923	6,307
Carrying amount at end of period	$56,978	$53,055

NOTE 8 – LONG TERM DEBT

Long-term debt obligations of Camber Energy, Inc.:	September 30, 2022	December 31, 2021

Note payable to Discover Growth Fund, pursuant to a Secured Promissory Note dated December 24, 2021 and funded on January 3, 2022 in the original amount of $26,315,789 with interest and principal due at maturity on January 1, 2027. The note bears interest at a rate equal to the Wall Street Journal Prime Rate and is secured by lien on substantially all of the Company’s assets.	$26,315,789	$-

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by lien on substantially all of the Company’s assets.	6,000,000	6,000,000

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by first lien on the Company’s ownership in Viking.	12,000,000	12,000,000

Note payable to Discover Growth Fund, LLC pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by lien on substantially all of the Company’s assets.	2,500,000	2,500,000

Note payable to Discover Growth Fund, LLC pursuant to a 10.0% Secured Promissory Note dated December 9, 2021 in the original amount of $1,000,000 with interest and principal due at maturity on March 8, 2022. The Note is secured by lien on substantially all of the Company’s assets. The note was paid in full on January 4, 2022.	-	1,000,000

Principal value of debt	46,815,789	21,500,000
Less: unamortized debt discount	(13,699,040)	-
Total long-term debt, net	33,116,749	21,500,000
Less current portion	-
	$33,116,749	$21,500,000

The Company entered into a Loan Agreement on December 24, 2021 with Discover Growth Fund, LLC (“Discover”) pursuant to which the agreed to loan the Company $25,000,000 subject to, among other things, the Company having increased its authorized capital of common shares on or before December 31, 2021, which increase occurred on December 30, 2021.

On January 3, 2022 the Company received $25,000,000 representing a 5% original issue discount of the loan face value of $26,315,790. The Company granted the lender a first-priority security interest in Camber’s common shares of Viking and a first-priority security interest in Camber’s other assets. The notes are convertible into shares of common stock of Camber at a fixed price of $1.50 per share, subject to beneficial ownership limitations. The obligations under the Investor Note are supported by a Guaranty from Viking.

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

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended September 30,

2023	$-
2024	-
2025	-
2026	-
2027	33,116,749
Thereafter	-

$33,116,749

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

Activities for derivative Series C Preferred Stock derivative liability during the nine months ended September 30, 2022 and the year ended December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Carrying amount at beginning of period	$93,108,568	$93,981,234
Issued Series C preferred shares	-	46,238,850
Change in fair value	71,846,677	152,831,568
Settlement of obligation (issuance of common shares)	(132,288,484)	(199,943,084)
Carrying amount at end of period	$32,666,761	$93,108,568

The fair value of the derivative liability has been estimated using a binomial model and the historical volatility of the Company’s common stock as of the date of conversion.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company’s CEO and director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris, at a rate of $20,000 per month commencing April 2021.

The Company’s CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker, at a rate of $20,000 per month commencing April 2021.

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

NOTE 12 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Oil and Gas Contracts

The following table disaggregates revenue by significant product type for the nine months ended September 30, 2022 and 2021 respectively:

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Oil sales	$295,752	$185,447
Natural gas sales and liquids	170,814	80,635
Total oil and gas revenue from customers	$466,566	$266,082

NOTE 13 – STOCKHOLDERS’ DEFICIT

Common Stock

During the nine months ended September 30, 2022, the Company issued 140,000 shares of restricted common stock to service providers in consideration for investor relations and marketing services. The Company recognized $123,754, based on the grant date fair value of the Company’s common stock, in share-based compensation expense.

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

As of September 30, 2022 and December 31, 2021, the Company had no Series A Convertible Preferred Stock issued or outstanding.

Series B Redeemable Convertible Preferred Stock

As of September 30, 2022 and December 31, 2021, the Company had no Series B Redeemable Convertible Preferred Stock issue and outstanding.

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

Pursuant to the December 24th Agreements, as a further accommodation to the Company and in order to help facilitate implementation of the Company’s business plans and continued trading on the NYSE American, the parties agreed:

(i)	the deadline for the Filing Requirement was extended to January 14, 2022;

(ii)

the deadline for the Reserve Requirement remained December 31, 2021, meaning the Company was required to obtain on or before such date, approval of the proposals outlined in the preliminary proxy statement filed by the Company with the Securities and Exchange Commission on November 9, 2021 (to increase the Company’s authorized common stock);

(iii)

each and every Measurement Period (as defined in the COD) with regard to any share of Preferred converted by Investor or any affiliate of Investor prior to December 24, 2021 would terminate, and the provisions of Section I.G.1.d of the COD shall no longer apply with respect to any shares of Preferred converted prior to December 24, 2021 if the Filing Requirement was met by the applicable deadline;

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

As of September 30, 2022 and December 31, 2021, the Series C Preferred shares were convertible into a substantial number of the Company’s common shares which could result in significant dilution of the Company’s existing shareholders. If the outstanding Series C Preferred were converted as of September 30, 2022 and December 31, 2021, the Company estimates that the following common shares would be required to be issued to satisfy the conversion of the Series C Preferred shares:

	September 30, 2022*	December 31, 2021**
Estimated number of shares issuable for conversion at $3.25 per share	830,769	11,956,923
Estimated number of common shares required to satisfy Conversion Premium using VWAP at period end	99,528,207	150,167,722
	100,358,976	162,124,645

*based on 270 shares of Series C Convertible Preferred Stock outstanding as of such date and the estimated low VWAP as at such date

**based on 3,886 shares of Series C Convertible Preferred Stock outstanding as of such date and the estimated low VWAP as at such date

Additionally. even if the Series C preferred shares were converted on the above dates, the Company could, pursuant to terms out in the COD, be required to issue additional common shares (true-up shares).

The Certificates of Designations with respect to the Company’s Series C Preferred Stock and Series G Preferred Stock (collectively, the “CODs”) and/or the Stock Purchase Agreements regarding the sale of such Series C Preferred Stock and Series G Preferred Stock (collectively, the “SPA’s”), contain covenants requiring the Company to timely file all reports required to be filed by the Company pursuant to the Exchange Act (the “Filing Requirement”). Throughout 2021 and early 2022, the Company did not satisfy the Filing Requirement and, consequently, on or about March 9, 2022, the preferred stock holders, Discover and Antilles Family Office, LLC (“Antilles”), filed a Verified Complaint against the Company (the “Discover/Antilles Complaint”) as a result of the default by the Company under the CODs. A default under the CODs and/or SPA’s is also considered an event of default under each of the Promissory Notes executed by the Company in favor of Discover (collectively, the “Discover Notes”) (see subsequent events), and upon an event of default under the Discover Notes, Discover may, at its option, declare the principal and any and all interest then accrued thereon, at once due and payable, and exercise any other rights under applicable agreements. Discover did not exercise its right to declare the amount owing under the Discover Notes immediately due and payable, but Failure by Discover to exercise such right does not constitute a waiver of the right to exercise the same in the event of any subsequent default. As of April 18, 2022, Discover, Antilles and the Company entered into a Settlement Agreement to settle the Discover/Antilles Complaint, and the Settlement Agreement was approved by the Court on or about May 12, 2022. If the Company fails to satisfy future Filing Requirements, it would be considered a default under the CODs and SPA’s, which in turn would constitute an event of default under the Discover Notes.

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

The following is a summary of the Company’s outstanding warrants at September 30, 2022:

Warrants		Exercise	Expiration	lntrinsic Value at
Outstanding		Price ($)	Date	September 30, 2022

32	(1)	$12,187.50	May 24, 2023	$-
50,000,000	(2)	$2.00	December 30, 2026	$-
50,000,000	(2)	$4.00	December 30, 2026	$-
100,000	(3)	$0.705	April 25, 2025	$-
25,000,000	(4)	$10.00	December 31, 2026
25,000,000	(4)	$20.00	December 31, 2026
150,150,032				$-

(1)

Warrants issued in connection with a Severance Agreement with Richard N. Azar II, the Company’s former Chief Executive Officer. The warrants were exercisable on the grant date (May 25, 2018) and remain exercisable until May 24, 2023.

(2)	Warrants issued in connection with the Series G Preferred Stock and remain exercisable until December 30, 2026
(3)	Warrants issued to a consultant for services and are exercisable until April 25, 2022.
(4)	Warrants issued in connection with the issuance of a $25,000,000 promissory note

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

On December 30, 2021, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of our authorized shares of common stock from 250,000,000 to 1,000,000,000, which amendment was filed with the State of Nevada on December 30, 2021.

NOTE 15 – INCOME (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per share for the three and nine months ended September 30, 2022 and 2021, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Income (loss)	$(23,280,727)	$(264,555,523)	$(86,841,169)	$(246,495,102)
Less preferred dividends				(6,676,994)
Net income (loss) attributable to common shareholders	$(23,280,727)	$(264,555,523)	$(86,841,169)	$(253,172,096)

Denominator - weighted average shares – basic	487,692,319	161,892,534	401,147,671	81,599,069
Dilutive effect of common stock equivalents - options/ warrants	-	-	-	-
Dilutive effect Preferred C Shares	-	-	-	-
Denominator - weighted average shares - diluted	487,692,319	161,892,534	401,147,671	81,599,069

Income (loss) per share - basic	$(0.05)	$(1.63)	$(0.22)	$(3.10)
Income (loss) per share - diluted	$(0.05)	$(1.63)	$(0.22)	$(3.10)

NOTE 16 – SUBSEQUENT EVENTS

Series C Preferred Stock

Issuance of True Up Shares for prior Conversions of Series C Preferred Stock:

From October 1, 2022 through November 14, 2022, the Company issued a total of approximately 172,293,602 common shares as True Up shares associated with prior conversions of Series C Preferred Stock as a result of the continuation of the Measurement Period (as defined in the Certificate of Designation with respect to such Series C Preferred Stock) associated with such conversions and a decline in the price of the Company’s common shares within the Measurement Period.

Outstanding Series C Preferred Stock

As of November 8, 2022, Discover holds 0 shares of Series C Preferred Stock and Antilles holds 270 shares of Series C Preferred Stock. Antilles may convert such Series C Preferred Stock into common shares of the Company pursuant to the terms of the Fifth Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock filed by the Company with the Secretary of State of Nevada on November 8, 2021, as amended on October 28, 2022 (as further described below), and applicable agreements between the Company and Antilles.

Previously Converted Series C Preferred Stock

The majority of the Series C Preferred Stock previously converted into common shares by applicable stockholder(s) in 2021 and/or 2022 were based on the low VWAP of the Company’s common stock being $0.3475 per share. Since the Measurement Period with respect to such conversions did not end until October 28, 2022 (as further explained below) and because the low VWAP subsequent to the conversions declined to approximately $0.1519 during such period, certain Series C Preferred Stockholders have requested or may request additional true-up shares with respect to the prior conversions.

The majority of the Series C Preferred Stock previously converted into common shares by Antilles in 2022 were based on the low VWAP of the Company’s common stock being $0.4503 per share. Since the Measurement Period with respect to the Antilles Conversions did not end until October 28, 2022 (as further explained below) and because the low VWAP subsequent to the conversions declined to approximately $0.1519 during such period, Antilles may request additional true-up shares with respect to the prior conversions.

October, 2022 Agreements Regarding the Series C Preferred Stock

On October 28, 2022, the Company entered into two agreements (collectively, the “Agreements”) in relation to an amendment to the fifth amended and restated certificate of designations regarding the Company’s Series C Preferred Stock (the “COD”) as an accommodation to the Company and in order to help facilitate implementation of the Company’s business plans and continued trading on the NYSE American LLC, and in exchange for the release and indemnity as provided in the Agreements.

On October 31, 2022, the Company filed with the Secretary of State of Nevada an amendment to the COD (the “Amendment), dated as of October 28, 2022 (the “Amendment Date”), pursuant to the Agreements, which amended the COD such that (i) beginning on the Amendment Date and thereafter, when determining the conversion rate for each share of Series C Preferred Stock based on the trading price of the Company’s common stock (“Common Stock”) over a certain number of previous days (“Measurement Period”), no day will be added to what would otherwise have been the end of any Measurement Period for the failure of the Equity Condition (as defined in the COD), even if the volume weighted average trading price (“Measuring Metric”) is not at least $1.50 and each Investor waived the right to receive any additional shares of Common Stock that might otherwise be due if such Equity Condition were to apply after the Agreement Date, including with respect to any pending Measurement Period; and (ii) (A) beginning on the Amendment Date and for the period through December 30, 2022, the Measuring Metric will be the higher of the amount provided in Section I.G.7.1(ii) of the COD and $0.20, and (B) beginning at market close on December 30, 2022 and thereafter, the Measuring Metric will be the volume weighted average trading price of the Common Stock on any day of trading following the date of first issuance of the Series C Preferred Stock.

November, 2022 Agreement with Discover Growth Fund, LLC

On November 3, 2022, the Company entered into an agreement (the “Agreement”) with Discover, pursuant to which Discover absolutely and unconditionally waived and released any and all rights to receive further or additional shares of the Company’s common stock (the “Conversion Shares”) with respect to any and all shares of Series C Preferred Stock previously converted by Discover including, but not limited to, the right to deliver additional notices for more Conversion Shares under the Fifth Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock filed by the Company with the Secretary of State of Nevada on November 8, 2021, as amended on October 28, 2022.

Discover also absolutely and unconditionally waived and released any and all rights to convert all or any part of any Promissory Notes previously executed by the Company in favor of Discover into shares of the Company’s common stock, and agreed not to convert or attempt to convert any portion of any Promissory Notes, at any particular price or at all.

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

The Merger has not been completed. As of November 8, 2022, neither Viking nor Camber has advised of its intention to terminate the Merger Agreement. However, given the lapse of time since the date of the Merger Agreement and the lack of progress during that period toward completing certain of the transaction requirements and satisfying certain of the conditions to the merger, we believe it is reasonably likely that certain terms, including economic terms of the merger would need to be modified by the parties in order for the parties to proceed with the merger. While the parties have discussed this likelihood, neither party has determined the revised terms, if any, upon which it would be prepared to proceed with a revised merger agreement. Any revisions to the terms and conditions of the merger agreement would be subject to the written agreement of the parties, and there is no assurance Viking and Camber will agree on any such proposed modifications or conditions. Moreover, the satisfaction of conditions, whether existing or new, may be outside of Camber’s control.

Going Concern Qualification

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $86,841,169 for the nine months ended September 30, 2022 as compared to a net loss of $253,172,096 for the nine months ended September 30, 2021. The 2022 loss was comprised of, among other things, certain non-cash items with a total net impact of $80,244,148 including: (i) a loss on derivative liability of $71,846,677 (ii) loss in earnings of unconsolidated entity of $8,265,256 (iii) stock-based compensation of $123,754; and (iv) depreciation, depletion and accretion of $8,461.

As of September 30, 2022, the Company has a stockholders’ deficit of $33,079,090 and total long-term debt of $33,116,749, net of debt discount.

As of September 30, 2022, the Company has a working capital deficiency of approximately $34.8 million. The largest component of current liabilities creating this working capital deficiency is a derivative liability of $32.7 million.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and nine months ended September 30, 2022 and 2021, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Liquidity and Capital Resources

As of September 30, 2022, and December 31, 2021, the Company had $2,455,688 and $5,854,382 in cash holdings, respectively.

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Revenue

The Company had gross revenues of $158,508 for the three months ended September 30, 2022, as compared to $103,191 for the three months ended September 30, 2022, reflecting an increase of $55,317. This increase in revenue is a result of an increase in oil and gas realized prices in 2022.

Expenses

The Company’s operating expenses increased to $1,380,232 for the three-month period ended September 30, 2022, from $1,023,497 in the corresponding prior period. Lease operating costs increased by $12,417 to $51,078 for the three-month period ended September 30, 2022 as compared to $38,661 for the three-month period ended September 30, 2021, due to lower realized production levels. DD&A expense was relatively unchanged at $2,724 for the three months ended September 30, 2022 as compared to $1,906 for the three months ended September 30, 2021. General and administrative expenses and stock-based compensation combined reflected an increase of $343,500 to $1,326,430, when compared to $982,930 in the corresponding prior period.

Income (loss) from Operations

The Company generated a loss from operations for the three months ended September 30, 2022 of $(1,221,724), when compared to a loss from operations of $(920,306) for the three months ended September 30, 2021.

Other Income (Expense)

The Company had other (expense) of $(22,059,003) for the three months ended September 30, 2022, as compared to other (expense) of $(263,635,217) for the three months ended September 30, 2021. This significant difference is primarily a result of the Company’s stock price and its impact on our derivatives.

Net Income (Loss)

The Company had net loss of $(23,280,727) during the three-month period ended September 30, 2022, compared with a net loss of $(264,555,523) for the three-month period ended September 30, 2021, primarily as a result of the items discussed above.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Revenue

The Company had gross revenues of $466,566 for the nine months ended September 30, 2022, as compared to $266,082 for the nine months ended September 30, 2022, reflecting an increase of $200,484. This increase in revenue is a result of an increase in oil and gas realized prices in 2022.

Expenses

The Company’s operating expenses decreased to $3,675,066 for the nine-month period ended September 30, 2022, from $4,271,528 in the corresponding prior period. Lease operating costs increased by $43,667 to $141,807 for the nine-month period ended September 30, 2022 as compared to $98,140 for the nine-month period ended September 30, 2021, due to lower realized production levels. DD&A expense was relatively unchanged at $8,461 for the nine months ended September 30, 2022 as compared to $9,458 for the nine months ended September 30, 2021. General and administrative expenses and stock-based compensation combined reflected a decrease of $982,632 to $3,524,798, when compared to $4,163,930 in the corresponding prior period.

Income (loss) from Operations

The Company generated a loss from operations for the nine months ended September 30, 2022 of $(3,208,500), when compared to a loss from operations of $(4,005,446) for the nine months ended September 30, 2021.

Other Income (Expense)

The Company had other (expense) of $(83,632,669) for the nine months ended September 30, 2022, as compared to other (expense) of $(242,489,656) for the nine months ended September 30, 2021. This significant difference is primarily a result of the Company’s stock price and its impact on our derivatives.

Net Income (Loss)

The Company had net loss of $(86,841,169) during the nine-month period ended September 30, 2022, compared with a net loss of $(253,172,096) for the nine-month period ended September 30, 2021, primarily as a result of the items discussed above.

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

The Series C Preferred Stock are convertible into shares of common stock at a fixed $3.25 conversion rate. Upon conversion, the holder is entitled to dividends as if the shares had been held to maturity, which is referred to as the Conversion Premium. The Conversion Premium may be paid in shares or cash, at the option of the Company. If the Conversion Premium is paid in cash, the amount is fixed and not subject to adjustment. If the Conversion Premium is paid in shares, the conversion ratio is based on a VWAP calculation based on the lowest stock price over the Measurement Period. The Measurement Period is 30 trading days (or 60 trading days if there is a Triggering Event) prior to the conversion date and 30 trading days (or 60 trading days if there is a Triggering Event) after the conversion date. The VWAP calculation is subject to adjustment if there is a Triggering Event and the Measurement Period is subject to adjustment in the event that the Company is in default of one or more Equity Conditions provided in the COD. For example, the Measurement period may be extended one day for every day the Company is not in compliance with one or more of the Equity Conditions. Trigger events are described in the designation of the Series C Preferred Stock, but include items which would typically be events of default under a debt security, including filing of reports late with the SEC.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

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

There were no changes in Internal Control Over Financial Reporting during the quarter ended September 30, 2022.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of September 30, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2022, the Company issued unregistered equity securities as described below:

The Company issued a total of 289,580,260 common shares to preferred stockholders. Certain of such shares of common stock were due under one of the stockholder’s prior conversions of Series C Preferred Stock into common stock, and were issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering. The balance of such shares of common stock were issued in connection with the stockholders’ conversions of Series C Preferred Stock into common stock, and issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering.

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

CAMBER ENERGY, INC. (Registrant)

/s/ James Doris	Date: November 14, 2022
Principal Executive Officer

/s/ Frank W. Barker, Jr.	Date: November 14, 2022
Principal Financial and Accounting Officer

