Form 10-K
period 2022-12-31
CAMBER ENERGY, INC.
filed 2023-03-17
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

As of June 30, 2022 (the date of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common equity held by non-affiliates was approximately $173,770,884 using the June 30, 2022 closing price of the registrant’s common stock of $19.00/share on such date (after applying 1-for-50 reverse stock split effective December 21, 2022). Shares of the registrant’s common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be “affiliates” of the registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

There were 20,000,000 shares of the registrant’s common stock outstanding as of March 17, 2023.

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

Mcf. One thousand cubic feet of natural gas.

MMBtu. One million British thermal units.

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

All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:50 reverse stock split that became effective on December 21, 2022, as if it had taken place as of the beginning of the earliest period presented.

PART I

ITEM 1. BUSINESS.

Our website address is http://www.camber.energy. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

2022 - Late Filings and Restatements

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

Subsequent to filing the amended filings, the Company was advised by the SEC that the staff continued to question the accounting treatment for the Series C Shares. Consequently, the Company continued to defer filing Annual Reports on Form 10-K and quarterly reports on Form 10-Q until the matter had been resolved. On March 28, 2022 the Company filed Form 8-K, Item 4.02 non-reliance on previously filed financial statements

After numerous consultations with the SEC staff and the Company’s accounting advisors, in May 2022, the Company concluded on the proper accounting treatment and filed all financial statements then outstanding to bring the Company current with its filing requirements at such time.

 General

Camber is based in Houston, Texas.  Incorporated in Nevada in December 2003 under the name Panorama Investments Corp., the Company changed its name to Lucas Energy, Inc., effective June 9, 2006, and effective January 4, 2017, the Company changed its name to Camber Energy, Inc.

Camber’s aim is to become a growth-oriented diversified energy company. The Company owns minority, non-operated working interests in certain oil & gas wells in Texas, and through its investment in Viking Energy Group, Inc. (“Viking”), the organization provides custom energy & power solutions to commercial and industrial clients in North America. Viking also holds an exclusive license in Canada to a patented carbon-capture system, and has a majority interest in: (i) an entity with intellectual property rights to a fully developed, patented, proprietary Medical & Bio-Hazard Waste Treatment system using Ozone Technology; and (ii) entities with the intellectual property rights to fully developed, patent pending, proprietary Electric Transmission and Distribution Open Conductor Detection Systems.  The Company is also exploring other renewable energy-related opportunities and/or technologies.

On December 16, 2022, the Company filed a Certificate of Change with the State of Nevada to effect a reverse split of our common stock at a ratio of 1-for-50. As a result of the reverse stock split, each fifty (50) pre-split shares of common stock outstanding were combined into one (1) new share of common stock. Unless otherwise stated, all share and per share numbers in this Annual Report on Form 10-K and included in the consolidated financial statements have been adjusted to reflect the reverse stock split.

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

The Merger Agreement provides, among other things, that effective as of the Effective Time, James A. Doris, the current Chief Executive Officer of both Viking and Camber, shall serve as President and Chief Executive Officer of the resulting merged entity (the “Combined Company”) following the Effective Time. The Merger Agreement provides that, as of the Effective Time, the Combined Company will have its headquarters in Houston, Texas.

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

As of March 17, 2023, neither the Company nor Viking had advised of its intention to terminate the Merger Agreement. However, given the lapse of time since the date of the Merger Agreement, the Company believes it is reasonably likely that certain terms would need to be modified by the parties in order for the parties to proceed with the Merger.

On or about March 14, 2023, the Company’s Board of Directors resolved to enter into negotiations with Viking to modify certain terms of the Merger and to re-engage a valuation firm in connection with securing a fairness opinion or any other valuation report, analyses or presentations that might be necessary or appropriate regarding the Merger. As of March 17, 2023, the Company had not determined the revised terms upon which it would be prepared to proceed with the Merger. Any modifications to the terms and conditions of the Merger Agreement would be subject to the written agreement of both the Company and Viking, and there is no assurance that the Company and Viking will agree on any such proposed modifications. Moreover, the satisfaction of conditions, whether existing or new, may be outside of the Company’s control.

Lineal Acquisition and Divestiture:

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

Preferred Stock Financing Transactions:

June, 2020:

On and effective June 22, 2020, the Company and Discover Growth Fund, LLC ( “Discover”) entered into a Stock Purchase Agreement (the “June 2020 Purchase Agreement”), pursuant to which Discover purchased 630 shares of the Company’s Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) for $6 million, at a 5% original issue discount to the $10,000 face value of such preferred stock (the “Face Value”).  The Company loaned $4.2 million of the funds provided by the June 2020 Purchase Agreement to Viking in connection with the purchase of the June 2020 Secured Note.  On or about December 11, 2020, 600 of the 630 Series C Shares sold to Discover in June, 2020 were returned by Discover for cancelation in exchange for a $6 million Promissory Note, leaving 30 Series C Shares outstanding from the June, 2020 transaction.  On or about May 17, 2022, Discover converted these 30 Series C Shares into 3,848,449 shares of common stock (equivalent to approximately 76,969 common shares on a post-reverse stock split basis) pursuant to the terms and conditions of the Certificate of Designation(s), as amended, associated with the Series C Preferred Stock.

As of December 31, 2022, Discover held zero shares of Series C Preferred Stock, and Discover is not entitled to any common shares in connection with prior conversions.

January, 2021:

On or about January 8, 2021, the Company entered into a Stock Purchase Agreement with EMC pursuant to which the Company agreed to issue 1,890 shares of Camber’s Series C Preferred Stock to EMC Capital Partners, LLC (“EMC”).

EMC converted 226 shares of Series C Preferred Stock Shares in tranches: (i) 38 shares on September 14, 2021; (ii) 59 shares on October 7, 2021; and (iii) 129 shares on January 3, 2022 (at which time EMC no longer held any shares of Series C Preferred Stock).  The aggregate number of common shares issued to EMC in connection with its conversion of the 226 shares of Series C Preferred Stock equaled 154,186,428 (equivalent to approximately 3,083,729 common shares on a post-reverse stock split basis) pursuant to the terms and conditions of the Certificate of Designation(s), as amended, associated with the Series C Preferred Stock.  In January, 2022 the Company redeemed and cancelled 1,664 of EMC’s shares of Series C Preferred Stock.

As of December 31, 2022, EMC held zero shares of Series C Preferred Stock, but is entitled to 730,241 common shares in connection with prior conversions.  The Company anticipates issuing these common shares to EMC if the Company’s shareholders approve an increase in the Company’s authorized capital.

July, 2021:

Effective as of July 9, 2021, the Company and Antilles Family Office, LLC (“Antilles”), an affiliate of Discover, entered into a Stock Purchase Agreement (the “July 2021 Purchase Agreement”), pursuant to which Antilles purchased 1,575 shares of Series C Preferred Stock for $15 million, at a 5% original issue discount to the $10,000 face value of each share of preferred stock.  Between May 17 and December 31, 2022, Antilles converted 1,305 shares of Series C Preferred Stock into 393,305,736 shares of common stock (equivalent to approximately 7,866,115 common shares on a post-reverse stock split basis) pursuant to the terms and conditions of the Certificate of Designation(s), as amended, associated with the Series C Preferred Stock.

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

As at December 31, 2022, Antilles held 270 shares of Series C Preferred Stock.  The Company estimated these shares would convert into approximately 3.8 million common shares pursuant to the conversion formula set out in the Certificate of Designation(s), as amended, associated with the Series C Preferred Stock, using approximately $2.185 as the then low volume weighted average price (“Low VWAP”) of the Company’s common stock for the purposes of calculating the Conversion Premium due upon conversion.  The Low VWAP fell to approximately $1.2813 in March, 2023, which increased the underlying common share estimate from 3.8 million to 6.69 million common shares.  If the Low VWAP during the Measurement Period (as defined in the Certificate of Designation, as amended) falls below $1.2813, Antilles would be entitled to more than 6.69 million common shares.

Exchange Agreement, Promissory Notes and Security Agreements:

Exchange Agreement

On December 11, 2020, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Discover pursuant to which Discover exchanged 600 shares of Series C Preferred Stock, with an aggregate face value of $6,000,000 (600 shares each with a face value of $10,000 per share), for a $6,000,000 secured Promissory Note, and the 600 Preferred Shares were cancelled.

Summary of Promissory Notes

Between December 11th, 2020 and December 24, 2021, the Company executed and delivered the following Secured Promissory Notes in favor of Discover:

1.	Promissory Note dated December 11, 2020 in the original amount of $6,000,000 (the “December 11th Investor Note”), which was issued in connection with the Exchange Agreement described above;

2.	Promissory Note dated December 22, 2020 in the original amount of $12,000,000 (the “December 22nd Investor Note”);

3.	Promissory Note dated April 23, 2021 in the original amount of $2,500,000 (the “April 23rd Investor Note”);

4.	Promissory Note dated December 9, 2021 in the original amount of $1,000,000 (the “December 9, 2021 Investor Note”); and

5.	Promissory Note dated December 24, 2021 with a face value of $26,315,789 (the “December 24, 2021 Investor Note”), in respect of which $25,000,000 was funded on January 3, 2022.

The December 9, 2021 Investor Note was paid in full on January 4, 2022.  All other Promissory Notes remain outstanding and have a maturity date of January 1, 2027 (collectively, the “Outstanding Notes”).  Commencing December 24, 2021, pursuant to Amendments signed on or about such date and the satisfaction of the condition stated therein which related to the Company increasing its authorized capital prior to December 31, 2021, each of the Outstanding Notes bear interest at a rate per annum equal to the Wall Street Journal Prime Rate on the amendment date, being 3.25%, with interest payable at maturity.  Prior to December 24, 2021, the interest rate on applicable Outstanding Notes was 10% per annum.

All Outstanding Notes are secured by a first-ranking security interest against all of the Company’s assets, including the shares of Viking owned by the Company.  Viking has also guaranteed the Company’s obligations under the Outstanding Notes.

Discover previously had the right to convert all or a portion of the amounts owing under the Outstanding Notes into shares of common stock of the Company at a fixed conversion price, but pursuant to an Agreement signed by Discover and the Company on or about November 3, 2022, Discover waived all of such conversion entitlements.

Further Particulars of Promissory Notes & Security Agreements

Further particulars regarding the various Promissory Notes and associated Security Agreements are set out below.

Prior to December 24, 2021, all applicable Outstanding Notes accrued interest at the rate of 10% per annum after which the interest rate was reduced to 3.25% per annum pursuant to applicable amending agreements signed on December 24, 2021 between the Company and Discover regarding each Outstanding Note; however the interest rate increases to the highest non-usurious rate of interest allowed under applicable law upon the occurrence of an event of default, which interest is due on the maturity date, which maturity date is the earlier of (a) January 1, 2027; and (b) the date a change of control of the Company occurs, which includes any person becoming the beneficial owner of more than 50% of the combined voting power of the Company (a “Change in Ownership”), or the approval of (1) a plan of complete liquidation, (2) an agreement for the sale or disposition of all or substantially all the Company’s assets, or (3) a merger (other than a merger for purposes of redomiciling the Company), consolidation, or reorganization of the Company, which would result in a Change in Ownership, provided that the closing of the Merger will not trigger a change of control (or Change in Ownership). All Outstanding Notes includes customary events of default. Upon the occurrence of an event of default, Discover has the right to accelerate the full amount of the Outstanding Notes and all interest thereon, to enforce its rights under the applicable Security Agreements (defined below), and take other actions allowed under applicable law.

Payment of the Outstanding Notes and performance of the Company’s obligations thereunder is required to be guaranteed by all subsidiaries or entities controlled or owned by the Company, or which may be owned after the date of the Outstanding Notes. The Outstanding Notes may be assigned by Discover subject to compliance with applicable securities laws. The Company may prepay the Outstanding Notes at any time.

The payment of amounts due under the December 11th Investor Note is secured by the terms of the following agreements entered into by the Company in favor of Discover on December 11, 2020: (i)  a Security Agreement; and (ii) a Security & Pledge Agreement.

The payment of amounts due under the December 22nd Investor Note is secured by the terms of the following agreements entered into by the Company in favor of Discover on December 22, 2020: (i)  a Security Agreement; and (ii) a Security & Pledge Agreement.

The payment of amounts due under the April 23rd Investor Note is secured by the terms of the following agreements entered into by the Company in favor of Discover on April 23, 2021: (i)  a Security Agreement; and (ii) a Security & Pledge Agreement.

The payment of amounts due under the December 24, 2021 Investor Note is secured by the terms of the following agreements entered into by the Company in favor of Discover on December 24, 2021: (i)  a Security Agreement; and (ii) a Security & Pledge Agreement.

Each of the above-noted Security Agreements provides Discover a first priority security interest in substantially all of the Company’s assets, and if an event of default occurs under any of the Outstanding Notes Discover can enforce its rights under any or all of the Security Agreements and foreclose on our assets in order to satisfy amounts owed thereunder.

Pursuant to the above-noted Security & Pledge Agreements, the Company granted Discover a first-priority security interest in the shares of common stock of Viking owned by the Company and the Company’s other assets.

Other Agreements with Discover and/or Antilles in 2022:

April, 2022

The Certificates of Designations with respect to the Company’s Series C Preferred Stock and Series G Preferred Stock (collectively, the “CODs”) and/or the Stock Purchase Agreements regarding the sale of such Series C Preferred Stock and Series G Preferred Stock (collectively, the “SPA’s”), contain covenants requiring the Company to timely file all reports required to be filed by the Company pursuant to the Exchange Act (the “Filing Requirement”). Throughout 2021 and early 2022, the Company did not satisfy the Filing Requirement and, consequently, on or about March 9, 2022, the preferred stock holders, Discover and Antilles, filed a Verified Complaint against the Company (the “Discover/Antilles Complaint”) as a result of the default by the Company under the CODs. A default under the CODs and/or SPA’s is also considered an event of default under each of the Outstanding Notes, and upon an event of default under the Outstanding Notes, Discover may, at its option, declare the principal and any and all interest then accrued thereon, at once due and payable, and exercise any other rights under applicable agreements. Discover did not exercise its right to declare the amount owing under the Outstanding Notes immediately due and payable, but Failure by Discover to exercise such right does not constitute a waiver of the right to exercise the same in the event of any subsequent default. As of April 18, 2022, Discover, Antilles and the Company entered into a Settlement Agreement to settle the Discover/Antilles Complaint, and the Settlement Agreement was approved by the Court on or about May 12, 2022. If the Company fails to satisfy future Filing Requirements, it would be considered a default under the CODs and SPA’s, which in turn would constitute an event of default under the Outstanding Notes.

October, 2022

On October 28, 2022, the Company entered into two agreements (collectively, the “Agreements”), one with Discover and the other with Antilles, in relation to an amendment to the fifth amended and restated certificate of designations regarding the Company’s Series C Preferred Stock (the “COD”) as an accommodation to the Company and in order to help facilitate implementation of the Company’s business plans and continued trading on the NYSE American LLC, and in exchange for the release and indemnity as provided in the Agreements.

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

November, 2022

On November 3, 2022, the Company entered into an agreement (the “Agreement”) with Discover, pursuant to which Discover absolutely and unconditionally waived and released any and all rights to receive further or additional shares of the Company’s common stock (the “Conversion Shares”) with respect to any and all shares of Series C Preferred Stock previously converted by Discover including, but not limited to, the right to deliver additional notices for more Conversion Shares under the Fifth Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock filed by the Company with the Secretary of State of Nevada on November 8, 2021, as amended on October 28, 2022.  Discover also absolutely and unconditionally waived and released any and all rights to convert all or any part of any Outstanding Notes previously executed by the Company in favor of Discover into shares of the Company’s common stock, and agreed not to convert or attempt to convert any portion of any Outstanding Notes, at any particular price or at all.

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

On October 31, 2022, the Company filed with the Secretary of State of Nevada an amendment to the COD (the “Amendment), dated as of October 28, 2022 (the “Amendment Date”), pursuant to agreements between the Company and each of Discover and Antilles signed on October 28, 2022, which amended the COD such that (i) beginning on the Amendment Date and thereafter, when determining the conversion rate for each share of Series C Preferred Stock based on the trading price of the Company’s common stock (“Common Stock”) over a certain number of previous days (“Measurement Period”), no day will be added to what would otherwise have been the end of any Measurement Period for the failure of the Equity Condition (as defined in the COD), even if the volume weighted average trading price (“Measuring Metric”) is not at least $1.50 and each Investor waived the right to receive any additional shares of Common Stock that might otherwise be due if such Equity Condition were to apply after the Agreement Date, including with respect to any pending Measurement Period; and (ii) (A) beginning on the Amendment Date and for the period through December 30, 2022, the Measuring Metric will be the higher of the amount provided in Section I.G.7.1(ii) of the COD and $0.20, and (B) beginning at market close on December 30, 2022 and thereafter, the Measuring Metric will be the volume weighted average trading price of the Common Stock on any day of trading following the date of first issuance of the Series C Preferred Stock.

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

Recent Reverse Stock Split and Amendments to Articles

On December 14, 2022, the Board of Directors approved a one-for-fifty (1-for-50) reverse stock split of the Company’s (a) authorized shares of common stock; and (b) issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective at 12:01 a.m. Central Standard Time on December 21, 2022, and was reflected with the NYSE American and in the marketplace at the open of business on December 21, 2022 (the “Effective Date”).  As a result of the Reverse Stock Split, each of the holders of the Company’s Common Stock received one (1) new share of Common Stock for every fifty (50) shares such shareholder held immediately prior. No fractional shares were issued as a result of the Reverse Stock Split. Any fractional shares that would have otherwise resulted from the Reverse Stock Split will be rounded up to the next whole number of shares. The Reverse Stock Split decreased the number of authorized shares of common stock from 1,000,000,000 to 20,000,000.  The Reverse Stock Split also affected the Company’s outstanding stock options, warrants and other exercisable or convertible instruments and resulted in the shares underlying such instruments being reduced and the exercise price being increased proportionately to the Reverse Stock Split ratio. All share and per share data have been retroactively restated in the accompanying consolidated financial statements and footnotes for all periods presented to reflect the effects of the Reverse Stock Split as if it had taken place as of the beginning of the earliest period presented.

Industry Segments

For the years ended December 31, 2022 and 2021, our operations were all crude oil and natural gas exploration and production.

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

Employees

The Company does not have any fulltime employees, but continues to retain outside consultants as needed, involved in business development, business analysis, financial consulting, web programming and designing, execution and support of the Company’s business.

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

Pursuant to a December 31, 2019 Redemption Agreement entered into between us and the prior owners of Lineal, we entered into a new unsecured promissory note in the amount of $1,539,719 with Lineal, evidencing the outstanding amount of a prior July 2019 promissory note, together with additional amounts loaned by us to Lineal through December 31, 2019 (the “December 2019 Lineal Note”); and loaned Lineal an additional $800,000, which was evidenced by an unsecured promissory note in the amount of $800,000, entered into by Lineal in favor of Camber on December 31, 2019 (“Lineal Note No. 2”). The December 2019 Lineal Note and Lineal Note No. 2, accrue interest, payable quarterly in arrears, beginning on March 31, 2020 and continuing until December 31, 2021, when all interest and principal is due, at 8% and 10% per annum (18% upon the occurrence of an event of default), respectively. The December 2019 Lineal Note and Lineal Note No. 2 are unsecured. Due to the impact of COVID-19 on its operations, Lineal notified the Company that it currently has insufficient liquidity to make scheduled interest payments due under the notes. As of December 31, 2022, Lineal is in arrears for interest due since July 1, 2020. As of December 31, 2022, the Company has fully reserved the note receivable and all accrued, but unpaid interest in its allowance for bad debts.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Part II - Item 9A. Controls and Procedures”, as of December 31, 2022, our CEO and CFO have determined that our disclosure controls and procedures were not effective, and such disclosure controls and procedures have not been deemed effective since approximately September 30, 2017. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 and determined that such internal control over financial reporting was not effective as a result of such assessment.

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

In 2022 the Company was not in compliance with certain continued listing standards set forth in the NYSE American LLC’s (“NYSE”) Company Guide (“Company Guide”), including as a result of: (i) the Company not timely filing all reports required to be filed with the Securities & Exchange Commission; (ii) the Company not holding an Annual Meeting within the required timeframe; and (ii) the price of the Company’s stock trading below the required threshold for more than 30 consecutive days.  The Company took steps to remedy each deficiency, and on January 4, 2023, the Company issued a press release announcing that on January 3, 2023, it had received a notice letter from the NYSE American stating that the Company is in compliance with the NYSE American continued listing standards set forth in the Company Guide.  However, in accordance with Section 1009(h) of the Company Guide, if the Company is again determined to be below any of the continued listing standards within 12 months of the date of January 3, 2023, NYSE American will examine the relationship between the two incidents of noncompliance and re-evaluate the Company’s method of financial recovery from the first incident.  NYSE American will then take the appropriate action, which, depending on the circumstances, may include truncating the compliance procedures described in Section 1009 of the Company Guide or immediately initiating delisting proceedings.

A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing. In addition, delisting from the NYSE American might negatively impact our reputation and, as a consequence, our business.  It would also be a default under the Outstanding Notes and Discover would be able to enforce all relevant security and foreclose on the Company’s assets. Further, if we were delisted from the NYSE American and we are not able to list our common stock on another national exchange we will no longer be eligible to use Form S-3 registration statements (we are currently not eligible to use Form S-3 until potentially in mid-2023 due to late filings) and will instead be required to file a Form S-1 registration statement for any primary or secondary offerings of our common stock, which would delay our ability to raise funds in the future, may limit the type of offerings of common stock we could undertake, and would increase the expenses of any offering, as, among other things, registration statements on Form S-1 are subject to SEC review and comments whereas take downs pursuant to a previously filed Form S-3 are not.

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

We have authorized capital stock consisting of 20,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of February 17, 2023, we had (i) 20,000,000 shares of common stock outstanding and (ii) 5,200 designated shares of Series C Preferred Stock, 238 of which were outstanding (iii) 25,000 authorized shares of Series G Preferred Stock of which 5,272 were outstanding (each as described in greater detail below under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Description of Capital Stock”). As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, subject to the requirements of the NYSE American (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), which if issued could cause substantial dilution to our then stockholders. Shares of additional preferred stock may also be issued by our Board of Directors without stockholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have super voting rights and/or other rights or preferences which could provide the preferred stockholders with substantial voting control over us subsequent to the date of this filing and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

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

Holders of Series C Preferred Stock Hold a Liquidation Preference in the Company.

Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company, prior to any distribution or payment made to the holders of Preferred Stock or Common Stock by reason of their ownership thereof, the Holders of Series C Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to each share of Series C Preferred Stock equal to $10,000.00, plus an amount equal to any accrued but unpaid Dividends thereon. Because the dividends currently require that interest be paid on the Face Value of between 24.95% and 34.95% per annum, for the entire seven-year term of the Series C Preferred Stock (even if payable sooner than seven years after the issuance date), the total liquidation value required to be paid to Discover upon a liquidation, dissolution or winding up of the Company is approximately $2.7 million. Because our net assets total less than $2.7 million, it is likely that our common stockholders would not receive any amount in the event the Company was liquidated, dissolved or wound up, and the Series C Preferred shareholders would instead receive the entire amount of available funds after liquidation.

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

We have granted the Investor a right of first offer to match any offer for financing we receive from any person while the shares of Series C Preferred Stock are outstanding, except for debt financings not convertible into common stock, which are excluded from such right to match. Such right of first refusal may delay or prevent us from raising funding in the future.

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

The Company’s CEO and director, James Doris, holds 28,092 shares of Viking’s Series C Preferred Stock, with each share of Viking preferred stock entitling the holder to convert such share of Viking preferred stock into 28,092 shares of Viking common stock, and entitling the holder to 37,500 votes on all matters submitted to a vote of the stockholders of the Corporation on the later of: (i) July 1, 2022; or (ii) the date on which Camber Energy, Inc. (“Camber”) no longer owns or is entitled to own at least 51% of the outstanding shares of the Corporation’s Common Stock. By virtue of such preferred stock ownership, and the possibility of Camber owning less than 51% of the outstanding shares of common stock of the Company after July 1, 2022, Mr. Doris could control the election of the members of the Company’s Board of Directors and generally exercise control over the affairs of Viking. Pursuant to the December 23 Purchase Agreement, whereby the Company acquired 51% of Viking, Viking was generally obligated (subject to certain limitations) to issue additional shares of Viking common stock to Camber to ensure that Camber shall own at least 51% of the common stock of Viking through July 1, 2022 (“Camber’s True-Up Entitlement”), which effectively prohibited Mr. Doris from obtaining control over the affairs of Viking at least until July 1, 2022. Camber’s True-Up Entitlement expired on July 1, 2022 and there can be no assurance that conflicts of interest will not arise with respect to Mr. Doris’s ownership of the preferred stock, or that such conflicts will be resolved in a manner favorable to the Company.

Item 2. Properties

Effective December 23, 2020, the Company relocated its offices to 15915 Katy Freeway, Suite 450, Houston, Texas 77094, the current registered office of Viking, consolidating all administrative functions in one location.

Oil and Natural Gas Properties

Current Operations and Business Information - Camber

As of December 31, 2022, the Company had leasehold interests (working interests) in properties producing from the Cline and Wolfberry formations, which were producing an average of approximately 17 net barrels of oil equivalent per day (“BOEPD”) from 18 active well bores. The ratio between the gross and net production varies due to varied working interests and net revenue interests in each well. Our production sales totaled 6,353 BOE, net to our interest, for the year ended December 31, 2022. At December 31, 2022, Camber’s total estimated proved producing reserves were approximately 71,560 BOE, of which 43,040 Bbls were crude oil and NGL reserves and 171,120 Mcf were natural gas reserves.

The following tables set forth summary information with respect to Camber’s proved reserves as of December 31, 2021.

Reserves Category	Crude Oil (BBLs)	NGL (BBLs)	Natural Gas (MCF)	Total Proved (BOE) (1)

Proved Reserves
Developed	43,040	-	171,120	71,560
Developed Non-Producing	-	-	-	-
Undeveloped	-	-	-	-

Total Proved Reserves	43,040	-	171,120	71,560

Estimated Future Net Cash Flows				$3,580,270
10% annual discount for estimated timing of cash flows				(1,692,970)
Standardized Measure of Discounted Future Net Cash Flows - (PV10) (2)				$1,887,300

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

The following table presents certain information with respect to oil and natural gas production attributable to our interests in all of our properties in the United States, the revenue derived from the sale of such production, average sales prices received and average production costs during the years ended December 31, 2022 and 2021.

	Unit of	December 31,	December 31,
	Measure	2022	2021

Production
Oil	Barrels	3,966	4,242
Natural Gas	Mcf	14,323	13,067
NGL	Gallons	161,642	131,048
BOE		10,202	9,449

Sales
Oil	Barrels	$372,046	$273,234
Natural Gas	Mcf	79,719	40,186
NGL	Gallons	145,490	87,802
		$597,255	$401,222

Average Sales Prices
Oil	Barrels	$93.81	$64.41
Natural Gas	Mcf	$5.57	$3.08
NGL	Gallons	$.90	$.67

Production - Lease operating expenses		$173,327	$134,684

Average Cost of Production per BOE		$16.99	$14,25

Drilling and other exploratory and development activities

During the years ended December 31, 2022 and 2021, the Company had no gross or net wells that were in the process of being drilled, nor did we have any drilling plans or delivery commitments.

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

Shareholder-Related Litigation

The Company was the target of a “short” report issued by Kerrisdale Capital in early October, 2021, and as a result of such short report, on October 29, 2021, a Class Action Complaint (i.e. C.A.No.4:21-cv-03574) was filed against the Company, its CEO and CFO by Ronald E. Coggins, Individually and on Behalf of All Others Similarly Situated v. Camber Energy, Inc., et al.; in the U.S. District Court for the Southern District of Texas, Houston Division, pursuant to which the Plaintiffs are seeking to recover damages alleged to have been suffered by them as a result of the defendants’ violations of federal securities laws.  The defendants deny the allegations contained in the Class Action Complaint and have engaged Baker Botts L.L.P. to defend the action.

On or about June 30, 2022, the Company was made aware of a Shareholder Derivative Complaint filed in the U.S. District Court for the Southern District of Texas, Houston Division (Case No. 4:22-cv-2167) against the Company, its current directors, and certain of its former directors (the “Houston Derivative Complaint” and, together with the Nevada Derivative Complaint, the “Derivative Complaints”). The allegations contained in the Houston Derivative Complaint involve state-law claims for breach of fiduciary duty and unjust enrichment and a federal securities claim under Section 14(a) of the Securities Exchange Act of 1934.  On January 20, 2023, the U.S. District Court held that certain claims brought by the plaintiff relating to director actions and statements made in proxy statements prior to June 30, 2019, were time barred, but did not dismiss certain claims brought by plaintiff relating to director actions and statements made in proxy statements after June 30, 2019.  Pursuant to Article 6 of the Amended and Restated Bylaws, on February 15, 2023, the Company’s Board of Directors (the “Board”) formed a Committee of the Board (the “Special Litigation Committee”) to investigate, analyze, and evaluate the remaining allegations in the Houston Derivative Complaint.  The Special Litigation Committee’s investigation and evaluation remains ongoing. At this time, we are not able to predict the outcome of the Special Litigation Committee investigation or these claims.

The defendants deny the allegations contained in the Class Action Complaint and Houston Derivative Compliant and have engaged Baker Botts L.L.P. to defend the actions.

On or about April 18, 2022, the Company was made aware of a Shareholder Derivative Complaint filed with the District Court in Clark County, Nevada (Case No.: A-22-848486-B) against the Company and its directors, and on or about May 4, 2022 the Company was made aware of a second Shareholder Derivative Complaint filed with the District Court in Clark County, Nevada (Case No. A-22-852069-B) against the Company and its directors. On July 18, 2022, the shareholder plaintiff in Case No. A-22-848486-B voluntarily dismissed his lawsuit, and on December 12, 2022 the shareholder plaintiff in Case No. A-22-852069-B voluntarily dismissed his lawsuit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the NYSE American under the symbol “CEI”.

Holders

As of February 17, 2023, there were approximately 16,900 record holders of our common stock, not including holders who hold their shares in street name.

Description of Capital Stock

The total number of shares of all classes of stock that we have authority to issue is 30,000,000, consisting of 20,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of February 17, 2023, we had (i) 20,000,000 shares of common stock outstanding, (ii) 5,200 designated shares of Series C Preferred Stock, 238 of which were outstanding and (iii) 25,000 designated shares of Series G Preferred Stock, 5,272 of which were outstanding.

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

As of December 31, 2022 and 2021, the Company had no Series A Convertible Preferred Stock issued or outstanding.

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

The Series C Preferred Stock may be converted into shares of common stock (“Conversion Shares”) at any time at the option of the holder, or at our option if certain equity conditions (as defined in the certificate of designation for the Series C Preferred Stock), are met. Upon conversion, we will pay the holders of the Series C Preferred Stock being converted through the issuance of common shares, in an amount equal to the dividends that such shares would have otherwise earned if they had been held through the maturity date (i.e., seven years), and issue to the holders such number of shares of Common stock equal to $10,000 per share of Series C Preferred Stock (the “Face Value”) multiplied by the number of such shares of Series C Preferred Stock divided by the applicable Conversion Price of $162.50 (after adjustment following the December 21, 2022 reverse stock split) adjusted for any future forward or reverse splits.

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

On October 31, 2022, the Company filed with the Secretary of State of Nevada an amendment to the COD (the “Amendment), dated as of October 28, 2022 (the “Amendment Date”), pursuant to agreements between the Company and each of Discover and Antilles signed on October 28, 2022, which amended the COD such that (i) beginning on the Amendment Date and thereafter, when determining the conversion rate for each share of Series C Preferred Stock based on the trading price of the Company’s common stock (“Common Stock”) over a certain number of previous days (“Measurement Period”), no day will be added to what would otherwise have been the end of any Measurement Period for the failure of the Equity Condition (as defined in the COD), even if the volume weighted average trading price (“Measuring Metric”) is not at least $1.50 and each Investor waived the right to receive any additional shares of Common Stock that might otherwise be due if such Equity Condition were to apply after the Agreement Date, including with respect to any pending Measurement Period; and (ii) (A) beginning on the Amendment Date and for the period through December 30, 2022, the Measuring Metric will be the higher of the amount provided in Section I.G.7.1(ii) of the COD and $0.20, and (B) beginning at market close on December 30, 2022 and thereafter, the Measuring Metric will be the volume weighted average trading price of the Common Stock on any day of trading following the date of first issuance of the Series C Preferred Stock.

As of December 31, 2022, 730,241 common shares are due to a prior holder of Series C Preferred Stock in connection with prior conversions.  The Company anticipates issuing these common shares to EMC if the Company’s shareholders approve an increase in the Company’s authorized capital.

As at December 31, 2022, Antilles held 270 shares of Series C Preferred Stock and the Company estimated these shares would be able to convert into approximately 6.69 million common shares pursuant to the conversion formula set out in the COD associated with the Series C Preferred Stock, using approximately $1.2813 as the low volume weighted average price of the Company’s common stock for the purposes of calculating the Conversion Premium due upon conversion.  If the low volume weighted average price of the Company’s common stock falls below $1.2813 during the Measurement Period (as defined in the COD, amended), Antilles would be entitled to more than 6.69 million common shares.

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

Sales of Unregistered Securities

There have been no sales of unregistered securities during the year ended December 31, 2022, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as set forth below:

The Company issued to three preferred stockholders (existing or prior), a total of 12,793,678 shares of common stock pursuant to the stockholder’s conversion of Series C Preferred Stock into common stock.  The shares were issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering.

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

The following overview provides a background for the current strategy being implemented by management during the years ended December 31, 2022 and 2021.

Going Concern Qualification

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company generated a net loss of $107.7 million for the year ended December 31, 2022 (the “2022 Loss”) as compared to a net loss of $169.7 million for the year ended December 31, 2021. The 2022 Loss was comprised of certain non-cash items with a net impact of $99.1 million including: (i) a loss on changes in fair value of the derivative liability relating to the Series C Preferred Stock of $89.5 million; (ii) equity in loss of unconsolidated entity of $9.5 million (iii) and share based compensation of $.1 million.

As of December 31, 2022, the Company had stockholders’ deficit of $17.1 million and total long-term debt of $33.9 million.

As of December 31, 2022, the Company has a working capital deficiency of approximately $16.6 million. The largest components of current liabilities creating this working capital deficiency was a derivative liability associated with our Series C Preferred Stock of $7.6 million and a warrant liability of $5.9 million.

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

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for the twelve months following the issuance of its financial statements for the year ended December 31, 2022. The Company’s ability to continue as a going concern is dependent upon its ability to utilize the resources in place to generate future profitable operations, to develop additional acquisition opportunities, and to obtain the necessary financing to meet its debt obligations and repay its liabilities arising from business operations when they come due. Management believes the Company will be able to continue to develop new opportunities and will be able to obtain additional funds through debt and / or equity financings to facilitate its development strategy; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

During the years ended December 31, 2022 and 2021, the Company sold 0 and 1,575 shares, respectively, of Series C Preferred Stock pursuant to the terms of various Stock Purchase Agreements, for total cash proceeds of $0 and $15.0 million, respectively.

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

Our primary sources of cash for the year ended December 31, 2022 were from loan proceeds in the amount of $25 million, of which $18.9 million was used to redeem Series C preferred stock, $2.8 million was used to redeem Series G preferred stock, in addition to funds used in operations.

Pursuant to the December 31, 2019 Redemption Agreement, we entered into a new unsecured promissory note in the amount of $1,539,719 with Lineal, evidencing the repayment of the prior July 2019 Lineal Note, together with additional amounts loaned by Camber to Lineal through December 31, 2019; and loaned Lineal an additional $800,000, which was evidenced by an unsecured promissory note in the amount of $800,000, entered into by Lineal in favor of the Company on December 31, 2019. The December 2019 Lineal Note and Lineal Note No. 2, accrue interest, payable quarterly in arrears, beginning on March 31, 2020 and continuing until December 31, 2021, when all interest and principal is due, at 8% and 10% per annum (18% upon the occurrence of an event of default), respectively. The December 2019 Lineal Note and Lineal Note No. 2 are unsecured. Such loans are described in greater detail above under “Item 1. Business - General - Lineal Acquisition and Divestiture”, and Lineal has advised it does not have resources to repay the loans. The loans have been fully reserved as of December 31, 2022.

The following discussion of the consolidated financial condition and results of operation of the Company should be read in conjunction with the consolidated financial statements and the related Notes included elsewhere in this Report.

Liquidity and Capital Resources

	December 31,	December 31,
Working Capital:	2022	2021

Current assets	$1,223,429	$5,935,604
Current liabilities	$17,831,042	$96,664,577
Working capital (deficit)	$(16,607,613)	$(90,728,973)

	Year Ended December 31,	Year Ended December 31,
Cash Flows:	2022	2021

Net Cash Used in Operating Activities	$(4,615,486)	$(3,414,166)
Net Cash Provided by (Used in) Investing Activities	$(2,472,300)	$(15,100,000)
Net Cash Provided by Financing Activities	$2,400,000	$23,500,000
Increase (Decrease) in Cash during the Period	$(4,687,786)	$4,985,834
Cash, end of Period	$1,166,596	$5,854,382

The Company had current assets of $1,223,429 as of December 31, 2022, as compared to $5,935,604 as of December 31, 2021. The Company had current liabilities of $17,831,042 as of December 31, 2022, as compared to $96,664,577 as of December 31, 2021. The Company had a working capital deficit of $16,607,613 of December 31, 2022, as compared to a working capital deficit of $90,728,973 as of December 31, 2021.

Net cash used by operating activities increased to $4,615,486 during the year ended December 31, 2022, as compared to cash used by operating activities of $3,414,166 for the year ended December 31, 2021.

Net cash used by investing activities of $2,472,300 during the year ended December 31, 2022 as compared to cash used by investing activities of $15,100,000 during the year ended December 31, 2021, representing investments in Viking.

Net cash provided by financing activities decreased to $2,400,000 during the year ended December 31, 2022, as compared to $23,500,000 for the year ended December 31, 2021. This decrease is mainly due to the redemptions of the Series C and Series G Preferred stock.

Revenue

The Company had gross revenues of $597,255 for the year ended December 31, 2022 as compared to $401,222 for the year ended December 31, 2021.

Expenses

The Company’s operating expenses were $4,979,824 for the year ended December 31, 2022, as compared to $5,834,587 for the year ended December 31, 2021. General and administrative expenses increased by $517,928, while share based compensation decreased by $1,413,141 during the year ended December 31, 2021.

Income (Loss) from Operations

The Company generated a loss from operations of $4,382,569 for the year ended December 31, 2022, as compared to a loss from operations of $5,433,365 from operations for the year ended December 31, 2021.

Other income (expense)

The Company had other income (expense) of $(103,359,396) for the year ended December 31, 2022, as compared to ($164,241,804) for the year ended December 31, 2021. The largest components of this change is the recognition of a change in the fair value of derivative liabilities of $(89,523,091) during the year ended December 31, 2022 as compared to $(152,831,568) for the year ended December 31, 2021, interest expense of $(4,705,624) during the year ended December 31, 2022 as compared to $(1,979,290) for the year ended December 31, 2021 and equity in losses of unconsolidated affiliates of $(9,461,874) during the year ended December 31, 2022 as compared to $(9,430,946) for the year ended December 31, 2021, which was primarily the loss associated with the equity investment in Viking.

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

No impairment expense was recorded for the years ended December 31, 2022 and 2021.

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

The Series C Preferred Stock are convertible into shares of common stock at a fixed $162.50 conversion rate. Upon conversion, the holder is entitled to dividends as if the shares had been held to maturity, which is referred to as the Conversion Premium. The Conversion Premium may be paid in shares or cash, at the option of the Company. If the Conversion Premium is paid in cash, the amount is fixed and generally not subject to adjustment. If the Conversion Premium is paid in shares, the conversion ratio is based on a VWAP calculation based on the lowest stock price over the Measurement Period. The Measurement Period is 30 days (or 60 days if there is a Triggering Event) prior to the conversion date and 30 days (or 60 days if there is a Triggering Event) after the conversion date. The VWAP calculation is subject to adjustment if there is a Triggering Event and the Measurement Period is subject to adjustment in the event that the Company is in default of one or more Equity Conditions provided in the Certificate of Designation. For example, the Measurement period may be extended one day for every day the Company is not in compliance with one or more of the Equity Conditions. Trigger Events are described in the designation of the Series C Preferred Stock, but include items which would typically be events of default under a debt security, including filing of reports late with the SEC.

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

The Company is a smaller reporting company and is traded on the NYSE American exchange. Historically, our stock price has been extremely volatile and subject to large and sometimes unexplained price variations on a daily or weekly basis. In addition, the Company declared four reverse stock splits in 2018 and 2019, and one reverse split in 2022, and the Company’s common stock generally trades at less than $1.00 per share. These factors have exacerbated daily volatility of our stock price. Consequently, we believe that the closing price of our stock on the reporting date may not, in all cases, represent the fair value of the common share required to satisfy the redemption of the Series C preferred Stock. Recognizing that the closing share price of our publicly traded stock is an observable input to fair value, we used such price for determining fair value in most cases and only considered an alternative measure of fair value when the closing price of the Company’s common stock varied by more than 20% from the five-day moving average immediately prior to the measurement date. In such cases, we used an average closing price of the previous 30-day period as an estimate of fair value, adjusted for stock splits if applicable. In addition, conversion of the Series C shares requires a significant number of common shares to be issued in relation to the total number of shares outstanding. We do not believe that the market price of the Company’s common stock appropriately reflects the potential for significant dilution caused by a large conversion and may not be representative of market value. In cases where the number of common shares required to satisfy a conversion of the Series C shares into common stock was significant in relation to the total number of shares outstanding (approximately 30% or greater) we determined the fair value of the embedded features based on the historical market capitalization of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company, as a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act), is not required to furnish information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Your Vision Our Focus

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Camber Energy, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Camber Energy, Inc. as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Camber Energy, Inc as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations, has a stockholder deficit and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Camber Energy, Inc in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Camber Energy, Inc is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Accountants and Consultants

12700 Park Central Drive, Suite 1400

Dallas, Texas 75251

Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665

Toll Free: 877-853-4195

Web site: turnerstone.com

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Series C Preferred Stock

As discussed in Notes 4, 9 and 13, the Company issued a series of preferred stock that contained several features which derived value from sources unrelated to the host preferred stock instrument. The Company determined certain of the features included in the Series C Preferred Stock designations, including the conversion, dividend and liquidation value, required that the conversion and dividend components be bifurcated and accounted for on a stand-alone basis as derivatives. The determination of fair value of these derivatives involved using complex valuation methodologies and significant assumptions including volume weighted prices and the estimated valuation of the Company’s common stock taking into consideration the effect of these dilutive instruments.

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

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2021

Dallas, Texas

March 17, 2023

CAMBER ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS

Current assets
Cash	$1,166,596	$5,854,382
Accounts receivable - oil and gas - net	-	24,389
Prepaid expenses	56,833	56,833
Total current assets	1,223,429	5,935,604

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	63,267	68,884
Total oil and gas properties, net	63,267	68,884

Due from Viking Energy Group, Inc.	6,572,300	4,100,000
Equity method investment	26,837,718	36,299,592

TOTAL ASSETS	$34,696,714	$46,404,080

LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities
Accounts payable	$791,499	$1,449,335
Accrued expenses and other current liabilities	3,549,620	2,103,674
Current taxes payable	3,000	3,000
Warrant liability	5,894,179	-
Derivative liability	7,592,744	93,108,568
Total current liabilities	17,831,042	96,664,577

Long-term debt	33,927,760	21,500,000
Asset retirement obligation	61,545	53,055

TOTAL LIABILITIES	51,820,347	118,217,632

Commitments and contingencies (Note 11)
	-	-
STOCKHOLDERS' DEFICIT
Preferred Stock Series C, 5,200 shares authorized of $0.001 par value, 270 and 3,886 shares issued and outstanding as of December 31, 2022 and 2021, liquidation preference of $9,305,550 and $133,930,990 at December 31, 2022 and 2021, respectively.	1	4
Preferred Stock Series G, 25,000 authorized, $.001 par value, 5,272 and 10,544 issued and outstanding as of December 31, 2022 and 2021, respectively, liquidation preference of $0 as of December 31, 2022 and 2021, respectively	5	10
Common stock, 20,000,000 shares authorized of $0.001 par value, 18,092,663 and 5,142,641 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	18,093	5,143
Additional paid-in-capital	571,888,348	409,469,406
Accumulated Deficit	(589,030,080)	(481,288,115)

TOTAL STOCKHOLDERS' DEFICIT	(17,123,633)	(71,813,552)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$34,696,714	$46,404,080

The accompanying notes are an integral part of these consolidated financial statements

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,	December 31,
	2022	2021

Revenue
Oil and gas sales	$597,255	$401,222

Operating expenses
Lease operating costs	173,327	134,684
General and administrative	4,668,636	4,150,708
Stock based compensation	123,754	1,536,895
Depreciation, depletion, amortization and accretion	14,107	12,300

Total operating expenses	4,979,824	5,834,587

Loss from operations	(4,382,569)	(5,433,365)

Other income (expense)
Interest expense	(4,705,624)	(1,979,290)
Equity (deficit) in earnings of unconsolidated entity	(9,461,874)	(9,430,946)
Gain (loss) on derivative liability	(89,523,091)	(152,831,568)
Interest and other income	331,193	-

Total other income (expense)	(103,359,396)	(164,241,804)

Net loss before income taxes	(107,741,965)	(169,675,169)
Income tax benefit (expense)	-	-

Net loss attributable to Camber Energy, Inc.	(107,741,965)	(169,675,169)
Less preferred dividends	-	(84,156,455)

Net loss attributable to common stockholders	$(107,741,965)	$(253,831,624)

Income (loss) per weighted average number of common shares outstanding - basic and diluted	$(11.16)	$(102.29)

Weighted average number of common shares outstanding
basic and diluted	9,650,178	2,481,545

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series C		Series C		Series G
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock				Total
	Number		Number		Number		Number		Additional		Stockholders'
	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Paid In Capital	Accumulated Deficit	(Deficit) Equity

For the year ended December 31, 2022

Balances, December 31, 2021	-	-	3,886	4	10,544	10	5,142,641	$5,143	$409,469,406	$(481,288,115)	(71,813,552)

Common Shares issued for:
Conversion of Series C preferred stock	-	-	(1,952)	(1)	-	-	4,279,480	4,279	51,756,173	-	51,760,451
True-Up Shares	-	-	-	-	-	-	8,514,198	8,514	53,666,332	-	53,674,846
Issuance of Common Shares for Consulting Fees	-	-	-	-	-	-	2,800	3	123,751	-	123,754
Redemption of Series C preferred stock for cash	-	-	(1,664)	(2)	-	-	-	-	(18,849,998)	-	(18,850,000)
Redemption of Series G preferred stock	-	-	-	-	(5,272)	(5)	-	-	(2,749,995)	-	(2,750,000)
Series C fair value adjustment	-	-	-	-	-	-	-	-	45,183,021	-	45,183,021
True-Up Derivative Settlement	-	-	-	-	-	-	-	-	24,420,597	-	24,420,597
Warrants issued for debt discount	-	-	-	-	-	-	-	-	14,763,393	-	14,763,393
Recognition of warrant liability	-	-	-	-	-	-	-	-	(5,894,179)	-	(5,894,179)
Adjustment for rounding on reverse	-	-	-	-	-	-	153,545	154	(153)	-	1
Net Loss	-	-	-	-	-	-	-	-	-	(107,741,965)	(107,741,965)

Balances December 31, 2022	-	$-	270	$1	5,272	$5	18,092,663	$18,093	$571,888,348	$(589,030,080)	$(17,123,633)

For the year ended December 31, 2021

Balances, December 31, 2020	2,093	5,946,052	-	-	-	-	500,000	$500	$209,386,884	$(311,612,946)	(102,225,562)

Common Shares issued for:
Conversion of Series C Preferred Stock	-	-	(1,672)	(2)	-	-	3,526,036	3,526	141,490,901	-	141,494,425
True-Up Shares	-	-	-	-	-	-	1,086,603	1,087	46,108,718	-	46,109,805
Issuance of Common Shares for Consulting Fees	-	-	-	-	-	-	30,002	30	1,494,828	-	1,494,858
Equity contribution	-	(11,208,840)	-	-	-	-	-	-	11,208,840	-	11,208,840
Warrants issued for compensation	-	-	-	-	-	-	-	-	42,037	-	42,037
Issuance of Series G Stock for cash	-	-	-	-	10,544	10	-	-	313,681	-	313,691
Issuance of Common stock warrants for cash	-	-	-	-	-	-	-	-	4,686,309	-	4,686,309
Issuance of Series C Preferred Shares for Cash Proceeds	1,890	6,164,308	-	-	-	-	-	-	(6,164,308)	-	(6,164,308)
Series C fair value adjustment	-	512,686	-	-	-	-	-	-	(512,686)	-	(512,686)
Issuance of Series C Preferred Shares for Cash Proceeds	-	-	1,575	2	-	-	-	-	-	-	2
Transfer of Series C Preferred Stock to Permanent Equity	(3,983)	(1,414,206)	3,983	4	-	-	-	-	1,414,202	-	1,414,206
Net Loss	-	-	-	-	-	-	-	-	-	(169,675,169)	(169,675,169)

Balances December 31, 2021	-	$-	3,886	$4	10,544	$10	5,142,641	$5,143	$409,469,406	$(481,288,115)	$(71,813,552)

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2022	2021

Cash flows from operating activities:

Net loss	$(107,741,965)	$(169,675,169)

Adjustments to reconcile net loss to cash used by operating activities
Stock-based compensation	123,754	1,536,895
Depreciation, depletion, amortization and accretion	14,107	12,300
Change in fair value of derivative liability	89,523,091	152,831,569
Amortization of debt discount	3,191,154	-
(Equity) deficit in earnings of unconsolidated entity	9,461,874	9,430,946
Changes in operating assets and liabilities
Accounts receivable	24,389	(17,312)
Prepaid expenses and other assets	-	(22,622)
Accounts payable and accrued expenses	788,110	2,489,227

Net cash used in operating activities	(4,615,486)	(3,414,166)

Cash flows from investing activities:
Loans to Viking	(4,922,300)	(4,100,000)
Repayments received from Viking	2,450,000	-
Cash paid for Viking investment	-	(11,000,000)

Net cash provided (used) in investing activities	(2,472,300)	(15,100,000)

Cash flows from financing activities:
Proceeds from issuance of Series C Preferred Stock	-	15,000,000
Proceeds from issuance of Series G Preferred Stock	-	5,000,000
Redemption of Series C Preferred Stock	(18,850,000)	-
Redemption of Series G Preferred Stock	(2,750,000)	-
Proceeds from long-term debt	25,000,000	3,500,000
Repayment of long-term debt	(1,000,000)	-

Net cash provided by financing activities	2,400,000	23,500,000

Net increase (decrease) in cash	(4,687,786)	4,985,834
Cash, beginning of year	5,854,382	868,548

Cash, end of year	$1,166,596	$5,854,382

Supplemental Cash Flow Information
Cash paid for:
Interest	$66,710	$6,002
Taxes	$-	$-

Supplemental Non-Cash Investing and Financing Activities
Conversion of Series C Preferred Stock	$51,760,451	$141,494,425
True-up derivative settlement	$24,420,597	$-
Adjustment for rounding on reverse stock split	$154	$-
Warrants issued for debt discount	$14,763,394	$-
Recognition of warrant liability	$5,894,179	$-
Issuance of Series C Preferred Stock as investment in Viking	$-	$18,900,000

 The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 RELATIONSHIP WITH AND OWNERSHIP OF VIKING ENERGY GROUP, INC.

On December 23, 2020 Camber Energy, Inc. (“Camber”, the “Company”) acquired a 51% interest in Viking Energy Group, Inc. (“Viking”). On January 8, 2021 and on July 29, 2021 the Company acquired additional interests in Viking resulting in the Company owning approximately 60.9% of the outstanding common shares of Viking at December 31, 2022. The Company accounts for its investment in Viking under the equity method of accounting because the Company has the ability to exercise significant influence over the operating and financial policies of Viking, but not control. The December 2020, January 2021 and July 2021 transactions and a merger agreement signed between Camber and Viking in February 2021 are described further below.

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

As of March 17, 2023, neither the Company nor Viking had advised of its intention to terminate the Merger Agreement. However, given the lapse of time since the date of the Merger Agreement, the Company believes it is reasonably likely that certain terms would need to be modified by the parties in order for the parties to proceed with the Merger.

On or about March 14, 2023, the Company’s Board of Directors resolved to enter into negotiations with Viking to modify certain terms of the Merger and to re-engage a valuation firm in connection with securing a fairness opinion or any other valuation report, analyses or presentations that might be necessary or appropriate regarding the Merger. As of March 17, 2023, the Company had not determined the revised terms upon which it would be prepared to proceed with the Merger. Any modifications to the terms and conditions of the Merger Agreement would be subject to the written agreement of both the Company and Viking, and there is no assurance that the Company and Viking will agree on any such proposed modifications. Moreover, the satisfaction of conditions, whether existing or new, may be outside of the Company’s control.

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

NOTE 2 – ORGANIZATION AND OPERATIONS OF THE COMPANY

Camber’s aim is to become a growth-oriented diversified energy company. The Company owns minority, non-operated working interests in certain oil & gas wells in Texas and/or Louisiana, and through its investment in Viking, the organization provides custom energy & power solutions to commercial and industrial clients in North America. Viking also holds an exclusive license in Canada to a patented carbon-capture system, and has a majority interest in: (i) an entity with intellectual property rights to a fully developed, patented, proprietary Medical & Bio-Hazard Waste Treatment system using Ozone Technology; and (ii) entities with the intellectual property rights to fully developed, patent pending, proprietary Electric Transmission and Distribution Open Conductor Detection Systems.

NOTE 3 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $107,741,965 for the year ended December 31, 2022 as compared to a net loss of $253,831,624 for the year ended December 31, 2021. The 2022 loss was comprised of, among other things, certain non-cash items with a total net impact of $99,122,826 including: (i) a loss on derivative liability of $89,523,091 (ii) loss in earnings of unconsolidated entity of $9,461,874 (iii) stock-based compensation of $123,754; and (iv) depreciation, depletion and accretion of $14,107.

As of December 31, 2022, the Company has a stockholders’ deficit of $17,123,633 and total long-term debt of $33,927,760, net of debt discount.

As of December 31, 2022, the Company has a working capital deficiency of approximately $16.6 million. The largest components of current liabilities creating this working capital deficiency are a derivative liability of $7.6 million and a warrant liability of $5.9 million.

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

On January 3, 2022 the Company received $25,000,000 (the “Loan Proceeds”) from the Investor, and in connection therewith executed and delivered the following in favor of the Investor: (i) a promissory note dated on or about December 31, 2021 in the principal amount of $26,315,789, representing a 5% original issue discount (the “Investor Note”), accruing interest at a rate equal to the Wall Street Journal Prime Rate, payable at maturity, and maturing January 1, 2027; (ii) a Security Agreement-Pledge (the “Pledge Agreement”) granting the Investor a first-priority security interest in Camber’s common shares of Viking Energy Group, Inc.; and (iii) a general security agreement (the “Security Agreement”) granting the Investor a first-priority security interest in Camber’s other assets. The Investor may convert amounts owing under the Investor Note into shares of common stock of Camber at a fixed price of $1.50 per share, subject to beneficial ownership limitations. The obligations under the Investor Note are supported by a Guaranty from Viking Energy Group, Inc.

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

Basis of Consolidation

The financial statements presented herein reflect the consolidated financial results of the Company, its wholly owned subsidiaries, Camber Permian LLC, a Texas limited liability company, CE Operating, LLC, an Oklahoma limited liability company, C E Energy LLC, a Texas limited liability company, which was assigned to PetroGlobe in July 2020 as discussed below under “Note 11 – Commitments and Contingencies” – “Legal Proceedings. All significant intercompany transactions and balances have been eliminated. The Company’s investment in Viking is accounted for under the equity method.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates relate to the determination of fair value of the Company’s Series C Preferred stock, impairment of long-lived assets, stock-based compensation, asset retirement obligations, and the determination of expected tax rates for future income tax recoveries.

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

As of December 31, 2022 and 2021, the significant inputs to the Company’s derivative liability relative to the Series C Preferred Stock were Level 3 inputs.

Assets and liabilities measured at fair value as of and for the year ended December 31, 2022 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial liabilities:
Derivative liability- Series C Preferred Stock	$		$		$7,592,744	$(89,523,091)
		$-		$-	$7,592,744	$(89,523,091)

Assets and liabilities measured at fair value as of December 31, 2021 and losses for the year ended December 31, 2021 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Financial liabilities:
Derivative liability - Series C preferred Stock	$		$		$93,108,568	$(152,831,568)
		$-		$-	$93,108,568	$(152,831,568)

 Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. At December 31, 2022 and December 31, 2021, the Company’s cash in excess of the federally insured limit was $916,596 and $5,604,382, respectively. Historically, the Company has not experienced any losses in such accounts. The Company had no cash equivalents at December 31, 2022 and 2021.

Accounts Receivable

Accounts receivable, net, include amounts due for oil and gas revenues from prior month production. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. At December 31, 2022 and 2021 there were no allowances for doubtful accounts.

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

No impairment expense was recorded for the years ended December 31, 2022 and 2021.

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

Derivative Liabilities

The Series C Preferred Stock and Series G Preferred Stock contain provisions that could result in modification of the conversion price that is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40, “Derivatives and Hedging”.

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

The Series G Convertible Preferred stock is redeemable or convertible into a variable number of common shares, at the option of the Company. The conversion rate is determined at the time of conversion using a VWAP calculation similar to the Series C Stock described above. As a result, the Series G Preferred Stock contains an embedded derivative that is required to be recorded at fair value. The Company has determined that the fair value of the embedded derivative as of December 31, 2022 and 2021 is negligible due to the restrictions on conversion. The embedded derivative associated with the Series G Stock is marked to market at each reporting date with changes in fair value recorded in income.

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

Subsequent events

The Company has evaluated all subsequent events from December 31, 2022 through the date of filing of this report.

NOTE 5 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the year ended December 31, 2022. The allocation between the classifications is based on the relationships summarized in the Company’s annual analysis of reserves as of December 31, 2022. The Adjustments column reflects depletion and all other increases or decreases that occurred during the year ended December 31, 2022:

	December 31, 2021	Depletion and Adjustments	December 31, 2022

Proved developed producing oil and gas properties
United States cost center	$78,433,316	$-	$78,433,316
Accumulated depreciation, depletion and amortization	(78,364,432)	(5,617)	(78,370,049)
Proved developed producing oil and gas properties, net	$68,884	$(5,617)	$63,267

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

For the years ended December 31, 2022 and 2021, the Company did not record any impairments.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED ENTITIES

The Company accounts for its investment in Viking under the equity method. The Company owns approximately 60.9% of the outstanding common shares of Viking at December 31, 2022.

Table below shows the changes in the investments in unconsolidated entities for the years ended December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
Carrying amount – beginning	$36,299,592	$15,830,538
Investment in Viking	-	29,900,000
Proportionate share of (losses)	(9,461,874)	(9,430,946)

Carrying amount – ending	$26,837,718	$36,299,592

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the future retirement of oil and natural gas properties for the years ended December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
Carrying amount at beginning of year	$53,055	$46,748
Accretion	8,490	6,307
Carrying amount at end of year	$61,545	$53,055

NOTE 8 – LONG TERM DEBT

Long-term debt obligations of Camber Energy, Inc.:	December 31, 2022	December 31, 2021

Note payable to Discover Growth Fund, pursuant to a Secured Promissory Note dated December 24, 2021 and funded on January 3, 2022 in the original amount of $26,315,789 with interest and principal due at maturity on January 1, 2027. The note bears interest at a rate equal to the Wall Street Journal Prime Rate and is secured by lien on substantially all of the Company’s assets.	$26,315,789	$-

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by lien on substantially all of the Company’s assets.	6,000,000	6,000,000

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by first lien on the Company’s ownership in Viking.	12,000,000	12,000,000

Note payable to Discover Growth Fund, LLC pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by lien on substantially all of the Company’s assets.	2,500,000	2,500,000

Note payable to Discover Growth Fund, LLC pursuant to a 10.0% Secured Promissory Note dated December 9, 2021 in the original amount of $1,000,000 with interest and principal due at maturity on March 8, 2022. The Note is secured by lien on substantially all of the Company’s assets. The note was paid in full on January 4, 2022.	-	1,000,000

Principal value of debt	46,815,789	21,500,000
Less: unamortized debt discount	(12,888,029)	-
Total long-term debt, net	33,927,760	21,500,000
Less current portion	-
	$33,927,760	$21,500,000

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

As an incentive to enter into the Note agreement, Camber granted the lender warrants to purchase 500,000 shares of Camber common stock at an exercise price of $500.00 and 500,000 warrants with an exercise price of $1,000. The warrants expire on December 31, 2026. The Company allocated the net proceeds received of $500,000 to the notes and the warrants based on relative fair value and recorded the loan proceeds allocated to the warrants as an additional debt discount of $14,763,393. The fair value of the warrants was determined based on a Black-Scholes model. Debt discounts on the Note are amortized over the life of the Note using the interest method.

The majority of the Loan Proceeds of the loan were used to: (i) redeem shares of Series C Redeemable Convertible Preferred Stock of the Company not owned by the Investor or its affiliates; and (ii) pay in full the secured loan disclosed by the Company in a Current Report Filed on Form 8-K filed with the SEC on December 17, 2021.

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Year ended December 31,

2023	$-
2024	-
2025	-
2026	-
2027	33,927,760
Thereafter	-

$33,927,760

Interest expenses for the years ended December 31, 2022 and 2021 was $1,514,470 and $1,979,290, respectively.

The above notes were in default at various times, but have been resolved through settlement (see Note 13 -  Stockholders Deficit)

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

Issuance of the Series C Stock (prior to April 20, 2021)

Conversion of the face value of the Series C preferred stock is fixed at $3.25 per common share and, because the conversion is generally outside the control of the Company, the face value of the Series C Stock is considered temporary equity and recorded at redemption value. The Conversion Premium is convertible into common shares based on a variable that is not an input to fair value of a fixed-for-fixed option as defined in FASB ASC 815-40 and is a derivative liability and is recorded at fair value.

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

Activities for derivative Series C Preferred Stock derivative liability during the years ended December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Carrying amount at beginning of year	$93,108,568	$93,981,234
Issued Series C preferred shares	-	46,238,850
Change in fair value	89,523,091	152,831,568
Settlement of obligation (issuance of common shares)	(175,038,915)	(199,943,084)
Carrying amount at end of year	$7,592,744	$93,108,568

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

The defendants deny the allegations contained in the Class Action Complaint and Houston Derivative Compliant and have engaged Baker Botts L.L.P. to defend the actions.

On or about April 18, 2022, the Company was made aware of a Shareholder Derivative Complaint filed with the District Court in Clark County, Nevada (Case No.: A-22-848486-B) against the Company and its directors, and on or about May 4, 2022 the Company was made aware of a second Shareholder Derivative Complaint filed with the District Court in Clark County, Nevada (Case No. A-22-852069-B) against the Company and its directors. On July 18, 2022, the shareholder plaintiff in Case No. A-22-848486-B voluntarily dismissed his lawsuit, and on December 12, 2022 the shareholder plaintiff in Case No. A-22-852069-B voluntarily dismissed his lawsuit.

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

NOTE 12 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Oil and Gas Contracts

The following table disaggregates revenue by significant product type for the years ended December 31, 2022 and 2021 respectively:

	December 31, 2022	December 31, 2021
Oil sales	$372,046	$273,234
Natural gas sales and liquids	225,209	127,988
Total oil and gas revenue from customers	$597,255	$401,222

NOTE 13 – STOCKHOLDERS’ DEFICIT

Common Stock

During the year ended December 31, 2022, the Company issued 2,800 shares of restricted common stock to service providers in consideration for investor relations and marketing services. The Company recognized $123,754, based on the grant date fair value of the Company’s common stock, in share-based compensation expense.

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

As of December 31, 2022 and 2021, the Company had no Series A Convertible Preferred Stock issued or outstanding.

Series B Redeemable Convertible Preferred Stock

As of December 31, 2022 and December 31, 2021, the Company had no Series B Redeemable Convertible Preferred Stock issue and outstanding.

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

Series C Redeemable Convertible Preferred Stock

On February 3, 2020, the Company sold 525 shares of Series C Preferred Stock for total proceeds of $5 million. In the event the Merger Agreement entered into with Viking in February 2020 is terminated for any reason, we (until June 22, 2020, when such terms were amended) these shares were required to be redeemed at a 110% premium, in an aggregate amount equal to $5,775,000. Because of the previous redemption requirement and due to certain redemption features, which are outside the control of the Company, the Series C Preferred Stock is classified as temporary equity on the March 31, 2021 and December 31, 2020 balance sheets. Temporary equity is a security with redemption features that are outside the control of the issuer, is not classified as an asset or liability in conformity with U.S. GAAP, and is not mandatorily redeemable. In addition, the Series C Preferred Stock contains an embedded derivative and an additional derivative upon conversion. (See Note 9)

On January 8, 2021, the Company issued 1,890 shares of Camber’s Series C Preferred Stock to EMC Capital Partners, LLC, one of Viking’s lenders, in full satisfaction of a secured promissory note previously issued by Viking to EMC, accrued interest and certain other liabilities totaling approximately $18,900,000. The issuance was recorded as an additional investment by the Company in Viking.

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

As of December 31, 2022 and 2021, the Series C Preferred shares were convertible into a substantial number of the Company’s common shares which could result in significant dilution of the Company’s existing shareholders. If the outstanding Series C Preferred were converted as of December 31, 2022 and 2021, the Company estimates that the following common shares would be required to be issued to satisfy the conversion of the Series C Preferred shares:

	December 31, 2022*	December 31, 2021**
Estimated number of shares issuable for conversion at $ 162.50 and $3.25 per share at December 31, 2022 and 2021 respectively	16,615	239,138
Estimated number of common shares required to satisfy Conversion Premium using VWAP at period end	3,758,845	3,003,354
	3,775,460	3,242,493

*based on 270 shares of Series C Convertible Preferred Stock outstanding as of such date and the estimated low VWAP as at such date

**based on 3,886 shares of Series C Convertible Preferred Stock outstanding as of such date and the estimated low VWAP as at such date

Additionally, even if the Series C preferred shares were converted on the above dates, the Company could, pursuant to terms out in the COD, be required to issue additional common shares (true-up shares).

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

Previously Converted Series C Preferred Stock

EMC converted certain shares of Series C Preferred Stock in 2021 and/or 2022 based on the low VWAP of the Company’s common stock being $0.3475 per share for the purpose of calculating the Conversion Premium. Since the Measurement Period with respect to such conversions did not end until October 28, 2022 (as further explained below) and because the low VWAP subsequent to the conversions declined to approximately $0.1519 during such period, EMC received certain true-up shares in 2022.  As of December 31, 2022, EMC held zero shares of Series C Preferred Stock, but is entitled to 730,241 common shares in connection with prior conversions.  The Company anticipates issuing these common shares to EMC if the Company’s shareholders approve an increase in the Company’s authorized capital.

The majority of the Series C Preferred Stock previously converted into common shares by Antilles in 2022 were based on the low VWAP of the Company’s common stock being $0.4503 per share. Since the Measurement Period with respect to the Antilles Conversions did not end until October 28, 2022 (as further explained below) and because the low VWAP subsequent to the conversions declined during such period, Antilles received certain true-up shares in 2022 based on an agreed upon low VWAP of $0.20 per share.  As of December 31, 2022, Antilles was not due any more True-Up shares.

October 2022 Agreements Regarding the Series C Preferred Stock

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

November 2022 Agreement with Discover Growth Fund, LLC

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

The following is a summary of the Company’s outstanding warrants at December 31, 2022:

Warrants		Exercise	Expiration	lntrinsic Value at
Outstanding		Price ($)	Date	December 31, 2022

1	(1)	$609,375.00	May 24, 2023	$-
1,000,000	(2)	$100.00	December 30, 2026	$-
1,000,000	(2)	$200.00	December 30, 2026	$-
500,000	(3)	$500.00	December 31, 2026	$-
500,000	(3)	$1,000.00	December 31, 2026	$-
3,000,001				$-

(1)

Warrants issued in connection with a Severance Agreement with Richard N. Azar II, the Company’s former Chief Executive Officer. The warrants were exercisable on the grant date (May 25, 2018) and remain exercisable until May 24, 2023.

(2)	Warrants issued in connection with the Series G Preferred Stock and remain exercisable until December 30, 2026
(3)	Warrants issued in connection with the issuance of a $25,000,000 promissory note

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

On December 14, 2022, the Company’s Board of Directors approved a 1 for 50 reverse stock split of the Company’s (a) authorized shares of common stock; and (b) issued and outstanding shares of common stock.  The Company filed a Certificate of Change to decrease the number of our authorized shares of common stock from 1,000,000,000 to 20,000,000, which certificate was filed with the State of Nevada on December 16, 2022.

NOTE 15 – INCOME TAXES

The Company recorded no provision for income taxes for the years ended December 31, 2022 and 2021.

The following is a reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate of 21% to income from continuing operations before income taxes for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Tax expense (benefit), computed at expected tax rates	$(3,825,964)	$(966,854)
Nondeductible expenses / changes in prior estimates	(2,675,301)	-
Change in valuation allowance	6,501,265	966,854
Total	$-	$-

 Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	December 31	December 31,
	2022	2021
Deferred tax assets (liabilities):
Net operating tax loss carryforwards	$14,088,596	$9,601,492
Depreciation, depletion and amortization	609,386	608,206
(Income) loss from equity interests	4,386,759	2,399,766
Stock-based compensation	651,652	625,664
Bad debt reserve	535,034	535,034
Total deferred tax assets (liabilities)	20,271,427	13,770,162
Less: valuation allowance	(20,271,427)	(13,770,162)
Total	$-	$-

The above estimates are based on management’s decisions concerning certain elections which could change the relationship between net income and taxable income.

Management decisions are made annually and could cause the estimates to vary significantly. As of December 31, 2022, the Company revised the estimate of its deferred tax asset, and corresponding valuation allowance, for prior years in the amount of $2,675,301.

The Company experienced an “ownership change” within the meaning of IRC Section 382 during the year ended March 31, 2017. As a result, certain limitations apply to the annual amount of net operating losses that can be used to offset post ownership change taxable income. The Company has estimated that $44.5 million of its pre-ownership change net operating loss could potentially be lost due to the IRC Section 382 limitation for the year ended March 31, 2017. This amount may increase if the Company experiences another ownership change(s) since the last ownership change. However, the income tax effect of those ownership change(s) should be nil as the Company had recorded a full valuation allowance against its deferred assets. As of December 31, 2022, there have not been any additional ownership changes that the Company believes would lead to further IRC Section 382 limitations.

At December 31, 2022 and 2021, the Company had estimated net operating loss carryforwards for federal income tax purposes of approximately $67.1 million and $58.5 million, respectively, adjusted for the ownership change limitation discussed above, which will begin to expire, if not previously used, beginning in the fiscal year 2028. A valuation allowance has been established for the entire amount of the deferred tax assets for the year ended December 31, 2022 and 2021.

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

The Company files income tax returns for federal and state purposes. Management believes that with few exceptions, the Company is not subject to examination by United States tax authorities for periods prior to 2018.

NOTE 16– INCOME (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per share for the years ended December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
Numerator:
Net loss	$(107,741,965)	$(169,675,169)
Less preferred dividends	-	(84,156,455)
Net loss attributable to common stockholders	$(107,741,965)	$(253,831,624)
Denominator
Weighted average share – basic	9,650,178	2,481,545
Dilutive effect of common stock equivalents options/warrants	—	—
Preferred C shares	—	—
Denominator
Total Weighted average common shares – diluted	9,650,178	2,481,545

Income (loss) per common share - basic	$(11.16)	$(102.29)
Income (loss) per common share - diluted	$(11.16)	$(102.29)

NOTE 17 – SUBSEQUENT EVENTS

Series C Preferred Stock

Conversion of Series C Preferred Stock in 2023:

During January 2023, Antilles Family Office, LLC converted 32 shares of Series C Preferred Stock into 571,194 shares of common stock.

Issuance of True Up Shares for prior Conversions of Series C Preferred Stock:

From January 1, 2023 through February 17, 2023, the Company issued a total of approximately 1,336,143 common shares as True Up shares associated with prior conversions of Series C Preferred Stock as a result of the continuation of the Measurement Period (as defined in the Certificate of Designation with respect to such Series C Preferred Stock) associated with such conversions and a decline in the price of the Company’s common shares within the Measurement Period.

Outstanding Series C Preferred Stock

As of February 17, 2023, Antilles holds 238 shares of Series C Preferred Stock. Antilles may convert such Series C Preferred Stock into common shares of the Company pursuant to the terms of the Sixth Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock filed by the Company with the Secretary of State of Nevada on November 8, 2021, as amended on October 28, 2022 (as further described herein) (collectively, the “COD”), and applicable agreements between the Company and Antilles.  The Company estimates the 238 shares of Series C Preferred Stock would convert into approximately 5.9 million common shares based on a Low VWAP of approximately $1.2813 for the purposes of calculating the conversion premium associated with such conversion(s).  In addition, the Company estimates Antilles is entitled to approximately 222,283 common shares in connection with the conversion by Antilles of 32 shares of common stock earlier in 2023 as a result of the low VWAP with respect to such conversion(s) decreased from $1.7124 at the time of conversion to approximately $1.2813 within 60 Trading Days subsequent to the date of such conversion(s).  If the Low VWAP falls below $1.2813, the underlying common share entitlement(s) would increase in accordance with the terms of the COD.

Other Agreements

Potential Acquisition of a Facility Designed to Produce Renewable Diesel:

As disclosed in a Current Report filed by the Company on Form 8-K with the SEC on or about January, 23, 2023, the Company, on January 20, 2023, entered into a Membership Interest Purchase Agreement (the “MIPA”) with RESC Renewables Holdings, LLC (the “Seller”) to acquire all of the membership interests (the “Acquired Interests”) of New Rise Renewables, LLC (“New Rise”). New Rise owns all of membership interests in New Rise Renewables Reno, LLC (“New Rise Reno” and, together with New Rise, the “Acquired Companies”). The Acquired Companies are in the process of constructing and bringing into commercial operations a processing plant located near Reno, Nevada, that is designed to produce renewable diesel.   Each party’s obligation to complete the transactions contemplated by the MIPA is subject to certain conditions.  Some of these conditions provide the Company with significant discretion. Other conditions require compliance by third parties that are outside of the control of the Company and Seller. Accordingly, the transactions described herein are subject to substantial risk of completion. In the event the transaction is not completed, it may result in a material adverse effect to price of the Company’s common shares.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES – (unaudited)

The following supplemental unaudited information regarding Camber’s oil and gas activities is presented pursuant to the disclosure requirements of ASC 932. Camber’s oil and gas activities are all located in the United States.

Results of Operations – year ended December 31, 2022 and 2021

	United States
	December 31, 2022	December 31, 2021
Sales	$597,255	$401,222
Lease operating costs	(173,327)	(134,684)
Depletion	(5,617)	(5,993)
Net operating income	$418,311	$260,545

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

Estimated Quantities of Proved Reserves

	United States
	December 31, 2022	December 31, 2021

Proved Developed, Producing	71,560	73,800
Proved Developed, Non-Producing	-	-
Total Proved Developed	71,560	73,800
Proved Undeveloped	-	-

Total Proved	71,560	73,800

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

All of the Company’s reserves are located in the United States. The following tables sets forth the changes in Camber’s net proved reserves (including developed and undeveloped reserves) for years ended December 31, 2022 and 2021.

The following table sets forth Camber’s proved developed and undeveloped reserves at December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021

Proved Developed Producing Reserves
Crude Oil (Bbls)	43,040	48,400
Natural Gas (Mcf)	28,520	25,400
NGL (Bbls)	-	-
Oil Equivalents (Boe)	71,560	73,800

Proved Developed Non-Producing Reserves
Crude Oil (Bbls)	-	-
Natural Gas (Mcf)	-	-
NGL (Bbls)	-	-
Oil Equivalents (Boe)	-	-

Proved Undeveloped Reserves
Crude Oil (Bbls)	-	-
Natural Gas (Mcf)	-	-
NGL (Bbls)	-	-
Oil Equivalents (Boe)	-	-

Proved Reserves
Crude Oil (Bbls)	43,040	48,400
Natural Gas (Mcf)	28,520	25,400
NGL (Bbls)	-	-
Oil Equivalents (Boe)	71,560	73,800

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with provisions of ASC 932 - Extractive Activities - Oil and Gas. Future cash inflows at December 31, 2022 and 2021 were computed by applying the unweighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 31, 2022 and 2021 to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2022 and 2021 are as follows:

	United States
	December 31, 2022	December 31, 2021

Future cash inflows	$6,198,100	$3,889,900
Future production costs	(2,617,830)	(1,638,400)
Future development costs	-	-
Future income tax expense	-	-

Future net cash flows	3,580,270	2,251,500
10% annual discount for estimated timing of cash flows	(1,692,970)	(993,500)

Standardized measure of DFNCF	$1,887,300	$1,258,000

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2022 and 2021 are as follows:

	United States
	December 31, 2022	December 31, 2021

Balance - beginning	$1,258,000	$314,300
Net changes in prices and production costs	-	-
Net changes in future development costs	-	-
Sales of oil and gas produced, net	(423,928)	(266,538)
Extensions, discoveries and improved recovery	-	-
Purchases of reserves	-	-
Sales of reserves	-	-
Revisions of previous quantity estimates	114,972	(99,613)
Previously estimated development costs incurred	-	-
Net change in income taxes	-	181,718
Accretion of discount	188,730	125,800
Other	749,526	962,333

Balance - ending	$1,887,300	$1,258,000

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

On September 17, 2021, the Audit Committee approved the appointment of Turner, Stone & Company, L.L.P. (“Turner Stone”) as the Company’s independent registered public accounting firm, and such engagement was formalized on September 21, 2021.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our principal executive officer and principal financial officer, have concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our Interim Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers and Directors

The following table and accompanying descriptions indicate the name of each officer and director, including their age, principal occupation or employment, and the year in which each person first became a director.

Name	Position	Date First Elected/Appointed as Director	Age
James A. Doris	Chief Executive Officer and Director	December 23, 2020	51
Frank W. Barker, Jr.	Chief Financial Officer, and Treasurer	December 23, 2020	67
Fred Zeidman	Director	January 11, 2018	75
James G. Miller	Director	July 10, 2018	73
Robert Green	Director	December 23, 2020	60

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

For the year ended December 31, 2022, the Nominating and Governance Committee held no formal meetings, but did take various actions via a unanimous written consent of the committee. The Nominating and Governance Committee’s charter is available on our website at www.camber.energy at “Governance” – “Policies” and was filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, filed with the Commission on June 28, 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the most highly compensated executive officer other than the CEO and CFO who was serving as an executive officer of the Company for the years ended December 31, 2022 and 2021. (the Company did not have any executive officers other than its CEO and CFO as of December 31, 2022 and December 31, 2021), and up to two additional individuals for whom disclosure would have been required had they been serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Name and Principal Position	Period Ending	Consulting Fees/Salary		Bonus	Stock Awards	All Other Compensation*		Total
James A. Doris	December 31, 2022	$—		$—	$—	$240,000	(2)	$240,000
Chief Executive Officer (1)	December 31, 2021	N/A		N/A	N/A	180,000	(2)	180,000

Frank W. Barker, Jr.	December 31, 2022	$—		$—	$—	$240,000	(4)	$240,000
Chief Financial Officer (3)	December 31, 2021	N/A		N/A	N/A	180,000	(4)	180,000

Louis G. Schott	December 31, 2022	$14,860	(6)	$-	$—	-		$14,860
Former Interim Chief Executive Officer (5)	December 31, 2021	$176,836	(6)	$-	$—	$-		$176,836

Robert Schleizer	December 31, 2022	$-		$-	$—	$-		$-
Former Chief Financial Officer (7)	December 31,2021	$165,052	(8)	$-	$—	$-		$165,052

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

(2)

The amounts included in “All Other Compensation” for the years ended December 31, 2022 and 2021, are comprised of $240,000 and $180,000, respectively, paid AGD Advisory Group, Inc., a company affiliated with Mr. Doris.

(3)	Mr. Barker was appointed as Chief Financial Officer on December 23, 2020.

(4)

The amounts included in “All Other Compensation” for the year ended December 31, 2022 and 2021, are comprised of $240,000 and $180,000, respectively, paid FWB Consulting, Inc., a company affiliated with Mr. Barker

(5)	Mr. Schott served as the Interim Chief Executive Officer of Camber from May 2018 through his resignation on December 23, 2020.

(6)	Mr. Schott worked on a consulting basis through Fides Energy LLC (“Fides”). Total fees paid by Camber to Fides during the years ended December 31 2022 and 2021 were $14,860 and $176,836, respectively.

(7)

Mr. Schleizer served as Chief Financial Officer (beginning as Interim Chief Financial Officer) since June 2, 2017, as a member of the Board of Directors since October 6, 2017, and as Treasurer of Camber since January 9, 2018. He resigned from all three positions on December 23, 2020.

(8)

Mr. Schleizer worked on a consulting basis through BlackBriar Advisors LLC (“BlackBriar”).  Total fees paid by Camber to BlackBriar during the years ended December 31, 2022 and 2021 were $0 and $165,042, respectively.

Employment Agreements

As of December 31, 2022, the Company did not have any formal compensation arrangements with any executive except that the Company had orally agreed to pay, commencing April 2021, the entity of the Company’s CEO $20,000 per month, and the entity of the Company’s CFO $20,000 per month. The Company has no employees, but engages professional consultants as needed.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None of our Named Executive Officers had any stock options or stock awards outstanding as of December 31, 2022.

DIRECTOR COMPENSATION

The following table sets forth compensation information with respect to our non-executive directors for the year ended December 31, 2022.

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

In 2022 and 2021, the Company paid each member of the Board of Directors their pro rata portion of a $40,000 quarterly Board fee in cash, payable in arrears and based on the number of members of the Board at the end of each calendar quarter (for example if there are three (3) members of the board at the end of a calendar quarter, each member would receive $13,333 in total compensation for such applicable calendar quarter).

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

The percentages shown in the table under the column “Percent” are based on 20,000,000 shares of common stock outstanding as of February 17, 2023.

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

Stockholder	Number of Shares of Common Stock	Percent of Common Stock(#)
Executive Officers and Directors
James A. Doris	—	—%
Frank W. Barker	—	—%
Robert Green	—	—%
Fred S. Zeidman	—	—%
James G. Miller	—	—%
All Executive Officers and Directors as a Group (Four Persons)	—	—
Greater than 5% Stockholders
Antilles Family Growth Fund (1)	1,998,000	9.99%

____________

* Indicates beneficial ownership of less than 1% of the outstanding common stock.

(1) 103 South Church Street, 4th Floor, Grand Cayman KYI-002, Cayman Islands. The holder holds 238 shares of Series C Redeemable Convertible Preferred Stock; provided that the Company may not issue shares which, when aggregated with all other shares of common stock then deemed beneficially owned by the holder, would result in the reporting person holding at any one time more than 9.99% of all common stock outstanding immediately after giving effect to such issuance.

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

The Company’s CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s.

Related Party Office Space Use

Commencing in December of 2020, the Company consolidated its office into Viking’s office in Houston, Texas.

Director Independence

During the year ended December 31, 2022, the Board determined that 75% of the Board is independent under the definition of independence and in compliance with the listing standards of the NYSE American listing requirements. Based upon these standards, the Board has determined that Mr. Miller and Mr. Zeidman and Mr. Green are “independent” members of the Board of Directors as defined in Section 803(A) of the NYSE American Company Guide, and Mr. Doris is not “independent” due to his status as an officer of the Company (see “Item 10. Directors, Executive Officers and Corporate Governance”).

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

	December 31, 2022	December 31, 2021
Marcum	$-	$495,505
Turner Stone		145,000

Tax Fees: None.

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

Dated: March 17, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A Doris	Chief Executive Officer	March 17, 2023
James A. Doris	(Principal Executive Officer)
and Director

/s/ Frank W. Barker, Jr.	Chief Financial Officer	March 17, 2023
Frank W. Barker, Jr.	(Principal Financial and Accounting Officer)

/s/ Fred S. Zeidman	Director	March 17, 2023
Fred S. Zeidman

/s/ James Miller	Director	March 17, 2023
James Miller

/s/ Robert Green	Director	March 17, 2023
Robert Green

EXHIBIT INDEX

Exhibit No.	Description

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

74

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

75

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

76

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

77

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

78

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

79

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

+ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) and/or Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Commission upon request; provided.

80