Form 10-Q
period 2023-03-31
CAMBER ENERGY, INC.
filed 2023-05-15
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 12, 2023, the registrant had 22,625,979 shares of common stock outstanding.

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC.

Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2023	2022

ASSETS

Current assets
Cash	$574,977	$1,166,596
Prepaid expenses	389,583	56,833
Total current assets	964,560	1,223,429

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	61,907	63,267
Total oil and gas properties, net	61,907	63,267

Due from Viking Energy Group, Inc.	6,077,300	6,572,300
Equity method investment	25,739,879	26,837,718

TOTAL ASSETS	$32,843,646	$34,696,714

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,076,824	$791,499
Accrued expenses and other current liabilities	4,244,166	3,549,620
Current taxes payable	3,000	3,000
Warrant liability	2,447,290	5,894,179
Derivative liability	9,757,927	7,592,744
Total current liabilities	17,529,207	17,831,042

Long-term debt	34,721,141	33,927,760
Asset retirement obligation	63,008	61,545

TOTAL LIABILITIES	542,313,356	51,820,347

Commitments and contingencies (Note 11)
	-	-
STOCKHOLDERS' DEFICIT
Preferred Stock Series C, 5,200 shares authorized of $0.001 par value, 238 and 270 shares issued and outstanding as of March 31, 2023 and December 31, 2022, liquidation preference of $2,380,000 and $2,700,000 at March 31, 2023 and December 31, 2022, respectively.	1	1
Preferred Stock Series G, 25,000 authorized, $0.001 par value, 5,272 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively, liquidation preference of $0 as of March 31, 2023 and December 31, 2022, respectively	5	5
Common stock, 20,000,000 shares authorized of $0.001 par value, 20,000,000 and 18,092,663 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	20,000	18,093
Additional paid-in-capital	571,886,440	571,888,348
Accumulated Deficit	(591,376,156)	(589,030,080)

TOTAL STOCKHOLDERS' DEFICIT	(19,469,710)	(17,123,633)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$32,843,646	$34,696,714

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Revenue
Oil and gas sales	$93,471	$136,407

Operating expenses
Lease operating costs	43,085	49,365
General and administrative	1,419,213	977,990
Stock based compensation	-	123,754
Depreciation, depletion, amortization and accretion	2,823	2,867

Total operating expenses	1,465,121	1,153,976

Loss from operations	(1,371,650)	(1,017,569)

Other income (expense)
Interest expense	(1,158,293)	(1,161,275)
Equity (deficit) in earnings of unconsolidated entity	(1,097,839)	(965,910)
Gain (loss) on derivative and warrant liability	1,281,706	(65,010,723)

Total other income (expense)	(974,426)	(67,137,908)

Net loss before income taxes	(2,346,076)	(68,155,477)
Income tax benefit (expense)	-	-

Net loss	$(2,346,076)	$(68,155,477)

Net loss per Share - basic and diluted	$(0.12)	$(10.99)

Weighted average number of common shares outstanding
Basic and Diluted	19,718,868	6,199,798

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Cash flows from operating activities:

Net loss	$(2,346,076)	$(68,155,477)

Adjustments to reconcile net loss to cash used by operating activities
Stock-based compensation	-	123,754
Depreciation, depletion, amortization and accretion	2,823	2,867
Change in fair value of derivative and warrant liability	(1,281,706)	65,010,723
Amortization of debt discount	793,380	766,935
(Equity) deficit in earnings of unconsolidated entity	1,097,839	965,910
Changes in operating assets and liabilities
Accounts receivable	-	18,005
Prepaid expenses and other assets	361,796	(255,750)
Accounts payable and accrued expenses	285,325	397,969

Net cash used in operating activities	(1,086,619)	(1,125,064)

Cash flows from investing activities:
Loans to Viking	-	(4,297,300)
Repayments received from Viking	495,000	-

Net cash provided (used) in investing activities	495,000	(4,297,300)

Cash flows from financing activities:
Redemption of Series C Preferred Stock	-	(18,850,000)
Redemption of Series G Preferred Stock	-	(1,375,000)
Proceeds from long-term debt	-	25,000,000
Repayment of long-term debt	-	(1,000,000)

Net cash provided in financing activities	-	3,775,000

Net decrease in cash	(591,619)	(1,647,364)
Cash, beginning of period	1,166,596	5,854,382

Cash, end of period	$574,977	$4,207,018

Supplemental Cash Flow Information
Cash paid for:
Interest	$290	$6,002
Taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited) Three Months Ended March 31, 2023 and 2022

	Series C		Series G
	Preferred Stock		Preferred Stock		Common Stock
	Number Of		Number Of		Number		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Of Shares	Amount	Capital	Deficit	Deficit

For the three months ended March 31, 2023

Balances, December 31, 2022	270	$1	5,272	$5	18,092,663	$18,093	$571,888,348	$(589,030,080)	$(17,123,633)

Common Shares issued for:
Conversion of Series C preferred stock	(32)	-	-	-	571,194	571	(571)	-	-
True-Up Shares	-	-	-	-	1,336,143	1,336	(1,336)	-	-
Adjustment for rounding	-	-	-	-	-	-	(1)	-	(1)
Net Loss	-	-	-	-	-	-	-	(2,346,076)	(2,346,076)

Balances March 31, 2023	238	$1	5,272	$5	20,000,000	$20,000	$571,886,440	$(591,376,156)	$(19,469,710)

For the three months ended March 31, 2022

Balances, December 31, 2021	3,886	$4	10,544	$10	5,142,641	$5,143	$409,469,406	$(481,288,115)	$(71,813,552)

Common Shares issued for:
Conversion of Series C Preferred Stock	(617)	-	-	-	1,293,079	1,293	51,707,019	-	51,708,312
True-Up Shares	-	-	-	-	763,703	764	25,411,976	-	25,412,740
Issuance of Common Shares for Consulting Fees	-	-	-	-	2,800	3	123,751	-	123,754
Redemption of Series C preferred stock for cash	(1,664)	(2)	-	-	-	-	(18,849,998)	-	(18,850,000)
Redemption of Series G preferred stock	-	-	(2,636)	(2)	-	-	(1,374,998)	-	(1,375,000)
Warrants issued for debt discount	-	-	-	-	-	-	14,763,393	-	14,763,393
Net Loss	-	-	-	-	-	-	-	(68,155,477)	(68,155,477)

Balances March 31, 2022	1,605	$2	7,908	$8	7,202,223	$7,202	$481,250,549	$(549,443,592)	$(68,185,831)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 RELATIONSHIP WITH AND OWNERSHIP OF VIKING ENERGY GROUP, INC.

On December 23, 2020 Camber Energy, Inc. (“Camber”, the “Company”) acquired a 51% interest in Viking Energy Group, Inc. (“Viking”). On January 8, 2021 and on July 29, 2021 the Company acquired additional interests in Viking resulting in the Company owning approximately 60.9% of the outstanding common shares of Viking at March 31, 2023. The Company accounts for its investment in Viking under the equity method of accounting because the Company has the ability to exercise significant influence over the operating and financial policies of Viking, but not control. The December 2020, January 2021 and July 2021 transactions and a merger agreement signed between Camber and Viking in February 2021 are described further below.

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

Merger Agreement with Viking

On February 15, 2021, the Company entered into an Agreement and Plan of Merger with Viking, which was amended on April 18, 2023 (as amended, the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, a wholly owned subsidiary of the Company (“Merger Sub”) will merge with and into Viking (the “Merger”), with Viking surviving the Merger as a wholly owned subsidiary of the Company.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share: (i) of common stock, par value $0.001 per share, of Viking (the “Viking Common Stock”) issued and outstanding immediately prior to the Effective Time, other than shares owned by the Company, Viking and Merger Sub, will be converted into the right to receive one share of common stock of the Company (the “Camber Common Stock”); (ii) of Series C Convertible Preferred Stock of Viking (the “Viking Series C Preferred Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive one share of Series A Convertible Preferred Stock of the Company (the “Camber Series A Preferred Stock”), and (iii) of Series E Convertible Preferred Stock of Viking (the “Viking Series E Preferred Stock,” and, together with the Viking Series C Preferred Stock, the “Viking Preferred Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive one share of Series H Preferred Stock of the Company (the “Camber Series H Preferred Stock,” and, together with the Camber Series A Preferred Stock, the “New Camber Preferred Stock”).

Each share of Camber Series A Preferred Stock will be convertible into 890 shares of Camber Common Stock (subject to a beneficial ownership limitation preventing conversion into Camber Common Stock if the holder would be deemed to beneficially own more than 9.99% of Camber Common Stock), will be treated equally with Camber Common Stock with respect to dividends and liquidation, and will only have voting rights with respect to voting: (a) on a proposal to increase or reduce the Company’s share capital; (b) on a resolution to approve the terms of a buy-back agreement; (c) on a proposal to wind up the Company; (d) on a proposal for the disposal of all or substantially all of the Company’s property, business and undertaking; (f) during the winding-up of the Company; and/or (g) with respect to a proposed merger or consolidation in which the Company is a party or a subsidiary of the Company is a party.

Each share of Camber Series H Preferred Stock will have a face value of $10,000 per share, will be convertible into a certain number of shares of Camber Common Stock, with the conversion ratio based upon achievement of certain milestones by Viking’s subsidiary, Viking Protection Systems, LLC (provided the holder has not elected to receive the applicable portion of the purchase price in cash pursuant to that certain Purchase Agreement, dated as of February 9, 2022, by and between Viking and Jedda Holdings, LLC), will be subject to a beneficial ownership limitation of 4.99% of Camber Common Stock (but may be increased up to a maximum of 9.99% at the sole election of a holder by the provision of at least 61 days’ advance written notice) and will have voting rights equal to one vote per share of Camber Series H Preferred Stock held on a non-cumulative basis.

Holders of Viking Common Stock and Viking Preferred Stock will have any fractional shares of Camber Common Stock or New Camber Preferred Stock after the Merger rounded up to the nearest whole share.

At the Effective Time, each then outstanding option or warrant to purchase Viking Common Stock (a “Viking Option”) will, to the extent unvested, automatically become fully vested and will be converted automatically into an option or warrant (an “Adjusted Option”) to purchase, on substantially the same terms and conditions as were applicable to such Viking Option immediately prior to the effective time of the Merger, except that (i) instead of being exercisable into Viking Common Stock, such Adjusted Option will be exercisable into Camber Common Stock, and (ii) all references to the “Company” in the Viking Option agreements will be references to Camber in the Adjusted Option agreements.

At the Effective Time, each promissory note issued by Viking that is convertible into Viking Common Stock (a “Viking Convertible Note”) that, as of immediately prior to the effective time of the Merger, is outstanding and unconverted shall be converted into a promissory note convertible into Camber Common Stock (an “Adjusted Convertible Note”) having substantially the same terms and conditions as applied to the corresponding Viking Convertible Note as of immediately prior to the effective time of the Merger (including, for the avoidance of doubt, any extended post-termination conversion period that applies following consummation of the Merger), except that (i) instead of being convertible into Viking Common Stock, such Adjusted Convertible Note will be convertible into Camber Common Stock, and (ii) all references to the “Company” in the Viking Convertible Note agreements will be references to Camber in the Adjusted Convertible Note agreements..

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

The Merger Agreement also provides that, during the period from the date of the Merger Agreement until the Effective Time, each of the Company and Viking will be subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and to engage in discussions with third parties regarding alternative acquisition proposals, subject to customary exceptions. Viking is required to hold a meeting of its stockholders to vote upon the adoption of the Merger Agreement and, subject to certain exceptions, to recommend that its stockholders vote to adopt the Merger Agreement. The Company is required to hold a meeting of its stockholders to approve the issuance of Camber Common Stock and New Camber Preferred Stock (including the shares of Camber Common Stock issuable upon conversion thereof) in connection with the Merger (the “Share Issuances”) and, subject to certain exceptions, to recommend that its stockholders approve such proposals.

The completion of the Merger is subject to customary conditions, including (i) adoption of the Merger Agreement by Viking’s stockholders and approval of the Share Issuances by Camber’s stockholders, (ii) receipt of required regulatory approvals, (iii) effectiveness of a registration statement on Form S-4 for the Camber Common Stock to be issued in the Merger (the “Form S-4”), and (iv) the absence of any law, order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) subject to certain exceptions, performance by the other party of its obligations under the Merger Agreement and (iii) the absence of any material adverse effect on the other party as defined in the Merger Agreement.

Additional closing conditions to the Merger include: (i) receipt of fairness opinions from financial advisors of both the Company and Viking that the Merger is fair from a financial point of view to the holders of each company’s common stock, (ii) confirmation from the Company that it is not in default of its outstanding agreements with a certain preferred equity holder and lender, (iii) written agreement from the Company’s warrant holders regarding the number and exercise price of the Company’s outstanding warrants and that the Merger will not trigger any price adjustments in certain outstanding warrant agreements, and (iv) that, in the event the NYSE American determines that the Merger constitutes, or will constitute, a “back-door listing”/”reverse merger”, the Company (and its common stock) is required to qualify for initial listing on the NYSE American, pursuant to the applicable guidance and requirements of the NYSE as of the Effective Time.

The Merger Agreement can be terminated (i) at any time with the mutual consent of the parties; (ii) by either the Company or Viking if any governmental consent or approval required for closing is not obtained, or any governmental entity issues a final non-appealable order or similar decree preventing the Merger; (iii) by either Viking or the Company if the Merger shall not have been consummated on or before September 30, 2023; (iv) by the Company or Viking, upon the breach by the other of a term of the Merger, which is not cured within 30 days of the date of written notice thereof by the other; (v) by the Company if Viking is unable to obtain the affirmative vote of its stockholders for approval of the Merger; (vi) by Viking if the Company is unable to obtain the affirmative vote of its stockholders for approval of the Share Issuances; and (vii) by Viking or the Company if there is a willful breach of the Merger Agreement by the other party thereto.

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

NOTE 3 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $2,346,076 for the three months ended March 31, 2023 as compared to a net loss of $68,155,477 for the three months ended March 31, 2022. The 2023 loss was comprised of, among other things, certain non-cash items with a total net impact of $612,336 including: (i) a gain on derivative and warrant liability of $1,281,706 (ii) loss in earnings of unconsolidated entity of $1,097,839; (iii) amortization of debt discount of $793,380; and (iv) depreciation, depletion and accretion of $2,823.

As of March 31, 2023, the Company has a stockholders’ deficit of $19,469,710 and total long-term debt of $34,721,141, net of debt discount.

As of March 31, 2023, the Company has a working capital deficiency of approximately $16.6 million. The largest components of current liabilities creating this working capital deficiency are a derivative liability of $9.8 million and a warrant liability of $2.4 million.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has provided a discussion of significant accounting policies, estimates, and judgments in its December 31, 2022, Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies since December 31, 2022, which are expected to have a material impact on the Company’s financial position, operations, or cash flows.

Amounts presented in the consolidated balance sheet as of December 31, 2022 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of and for the three-month periods ended March 31, 2023 and 2022 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Camber’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Basis of Consolidation

The consolidated financial statements presented herein reflect the consolidated financial results of the Company, its wholly owned subsidiaries, Camber Permian LLC, a Texas limited liability company, CE Operating, LLC, an Oklahoma limited liability company, C E Energy LLC, a Texas limited liability company, which was assigned to PetroGlobe in July 2020 as discussed below under “Note 11 – Commitments and Contingencies” – “Legal Proceedings. All significant intercompany transactions and balances have been eliminated. The Company’s investment in Viking is accounted for under the equity method.

Use of Estimates in the Preparation of Consolidated Financial Statements

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

As of March 31, 2023 and December 31, 2022, the significant inputs to the Company’s derivative liability relative to the Series C Preferred Stock were Level 3 inputs.

Assets and liabilities measured at fair value as of and for the three months ended March 31, 2023 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (three months ended March 31, 2023)

Financial liabilities:
Derivative liability - Series C Preferred Stock	$-	$-	$9,757,927	$(2,165,183)
	$-	$-	$9,757,927	$(2,165,183)

Assets and liabilities measured at fair value as of December 31, 2022 and losses for the three months ended March 31, 2022 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (three months ended March 31, 2022)

Financial liabilities:
Derivative liability - Series C preferred Stock	$-	$-	$7,592,744	$(65,010,723)
	$-	$-	$7,592,744	$(65,010,723)

 Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. At March 31, 2023 and December 31, 2022, the Company’s cash in excess of the federally insured limit was $324,977 and $916,596, respectively. Historically, the Company has not experienced any losses in such accounts. The Company had no cash equivalents at March 31, 2023 and December 31, 2022.

Accounts Receivable

Accounts receivable, net, include amounts due for oil and gas revenues from prior month production. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. At March 31, 2023 and December 31, 2022 there were no allowances for doubtful accounts.

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

No impairment expense was recorded for the three months ended March 31, 2023.

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

The Series G Convertible Preferred stock is redeemable or convertible into a variable number of common shares, at the option of the Company. The conversion rate is determined at the time of conversion using a VWAP calculation similar to the Series C Stock described above. As a result, the Series G Preferred Stock contains an embedded derivative that is required to be recorded at fair value. The Company has determined that the fair value of the embedded derivative as of March 31, 2023 and December 31, 2022 is negligible due to the restrictions on conversion. The embedded derivative associated with the Series G Stock is marked to market at each reporting date with changes in fair value recorded in income.

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

Subsequent Events

The Company has evaluated all subsequent events from March 31, 2023 through the date of filing of this report.

NOTE 5 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the three months ended March 31, 2023. The allocation between the classifications is based on the relationships summarized in the Company’s annual analysis of reserves as of December 31, 2022. The Depletion and Adjustments column reflects depletion and all other increases or decreases that occurred during the three months ended March 31, 2023:

	December 31, 2022	Depletion and Adjustments	March 31, 2023

Proved developed producing oil and gas properties
United States cost center	$78,433,316	$-	$78,433,316
Accumulated depreciation, depletion and amortization	(78,370,049)	(1,360)	(78,371,409)
Proved developed producing oil and gas properties, net	$63,267	$(1,360)	$61,907

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

For the three months ended March 31, 2023 and 2022, the Company did not record any impairments.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED ENTITIES

The Company accounts for its investment in Viking under the equity method. The Company owns approximately 60.9% of the outstanding common shares of Viking at March 31, 2023.

Table below shows the changes in the investments in unconsolidated entities for the three months ended March 31, 2023 and the year ended December 31, 2022.

	March 31, 2023	December 31, 2022
Carrying amount – beginning	$26,837,718	$36,299,592
Proportionate share of (losses)	(1,097,839)	(9,461,874)

Carrying amount – ending	$25,739,879	$26,837,718

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the future retirement of oil and natural gas properties for the three months ended March 31, 2023 and the year ended December 31, 2022.

	March 31, 2023	December 31, 2022
Carrying amount at beginning of year	$61,545	$53,055
Accretion	1,463	8,490
Carrying amount at end of year	$63,008	$61,545

NOTE 8 – LONG TERM DEBT

Long-term debt obligations of Camber Energy, Inc.:	March 31, 2023	December 31, 2022

Note payable to Discover Growth Fund, pursuant to a Secured Promissory Note dated December 24, 2021 and funded on January 3, 2022 in the original amount of $26,315,789 with interest and principal due at maturity on January 1, 2027. The note bears interest at a rate equal to the Wall Street Journal Prime Rate and is secured by lien on substantially all of the Company’s assets.	$26,315,789	$26,315,789

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by lien on substantially all of the Company’s assets.	6,000,000	6,000,000

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by first lien on the Company’s ownership in Viking.	12,000,000	12,000,000

Note payable to Discover Growth Fund, LLC pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by lien on substantially all of the Company’s assets.	2,500,000	2,500,000

Principal value of debt	46,815,789	46,815,789
Less: unamortized debt discount	(12,094,648)	(12,888,029)
Total long-term debt, net	34,721,141	33,927,760
Less current portion	-
	$34,721,141	$33,927,760

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

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve month period ended March 31,

2024	$-
2025	-
2026	-
2027	34,721,141
Thereafter	-

$34,721,141

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

Activities for derivative Series C Preferred Stock derivative liability during the three months ended March 31, 2023 and the year ended December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Carrying amount at beginning of year	$7,592,744	$93,108,568
Issued Series C preferred shares	-	-
Change in fair value	2,165,183	89,523,091
Settlement of obligation (issuance of common shares)	-	(175,038,915)
Carrying amount at end of year	$9,757,927	$7,592,744

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings. From time-to-time suits and claims against Camber arise in the ordinary course of Camber’s business, including contract disputes and title disputes. Camber records reserves for contingencies when information available indicates that a loss is probable, and the amount of the loss can be reasonably estimated.

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

The defendants deny the allegations contained in the Class Action Complaint and Houston Derivative Complaint and have engaged Baker Botts L.L.P. to defend the actions.

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

NOTE 12 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Oil and Gas Contracts

The following table disaggregates revenue by significant product type for the three months ended March 31, 2023 and 2022 respectively:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Oil sales	$64,900	$83,056
Natural gas sales and liquids	28,571	53,351
Total oil and gas revenue from customers	$93,471	$136,407

NOTE 13 – STOCKHOLDERS’ DEFICIT

Common Stock

During the three months ended March 31, 2023, the Company issued to Antilles Family Office, LLC, 571,194 shares of common stock for a conversion of 32 shares of Series C Preferred Stock, and 1,336,143 common shares as True Up shares associated with prior conversions of Series C Preferred Stock as a result of the continuation of the Measurement Period (as defined in the Certificate of Designation with respect to such Series C Preferred Stock) associated with such conversions and a decline in the price of the Company’s common shares within the Measurement Period.

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

As of March 31, 2023 and December 31, 2022, the Company had no Series A Convertible Preferred Stock issued or outstanding.

Series B Redeemable Convertible Preferred Stock

As of March 31, 2023 and December 31, 2022, the Company had no Series B Redeemable Convertible Preferred Stock issue and outstanding.

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

As of March 31, 2023 and December 31, 2022 the Series C Preferred shares were convertible into a substantial number of the Company’s common shares which could result in significant dilution of the Company’s existing shareholders. If the outstanding Series C Preferred were converted as of March 31, 2023 and December 31, 2022, the Company estimates that the following common shares would be required to be issued to satisfy the conversion of the Series C Preferred shares:

	March 31, 2023*	December 31, 2022**
Estimated number of shares issuable for conversion at $ 162.50 per share at March 31, 2023 and December 31, 2022 respectively	14,646	16,615
Estimated number of common shares required to satisfy Conversion Premium using VWAP at period end	5,950,730	3,758,845
	5,965,376	3,775,460

*based on 238 shares of Series C Convertible Preferred Stock outstanding as of such date and the estimated low VWAP as at such date

**based on 270 shares of Series C Convertible Preferred Stock outstanding as of such date and the estimated low VWAP as at such date

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

Previously Converted Series C Preferred Stock

EMC converted certain shares of Series C Preferred Stock in 2021 and/or 2022 based on the low VWAP of the Company’s common stock being $0.3475 per share for the purpose of calculating the Conversion Premium. Since the Measurement Period with respect to such conversions did not end until October 28, 2022 (as further explained below) and because the low VWAP subsequent to the conversions declined to approximately $0.1519 during such period, EMC received certain true-up shares in 2022.  As of March 31, 2023, EMC held zero shares of Series C Preferred Stock, but was entitled to 730,241 common shares in connection with prior conversions. These shares were issued to EMC on or about May 1, 2023.

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

Warrants

The following is a summary of the Company’s outstanding warrants at March 31, 2023:

Warrants		Exercise	Expiration	lntrinsic Value at
Outstanding		Price ($)	Date	March 31, 2023

1	(1)	$609,375.00	May 24, 2023	$-
1,000,000	(2)	$100.00	December 30, 2026	$-
1,000,000	(2)	$200.00	December 30, 2026	$-
500,000	(3)	$500.00	December 31, 2026	$-
500,000	(3)	$1,000.00	December 31, 2026	$-
3,000,001				$-

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

NOTE 15– INCOME (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per share for the three months ended March 31, 2023 and 2022 was as follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Numerator:
Net loss	$(2,346,076)	$(68,155,477)
Less preferred dividends	-	-
Net loss attributable to common stockholders	$(2,346,076)	$(68,155,477)
Denominator
Weighted average share – basic	19,718,868	6,199,798
Dilutive effect of common stock equivalents options/warrants	—	—
Preferred C shares	—	—
Denominator
Total weighted average common shares – diluted	19,718,868	6,199,798

Loss per common share - basic	$(0.12)	$(10.99)
Loss per common share - diluted	$(0.12)	$(10.99)

NOTE 16 – SUBSEQUENT EVENTS

Termination of Warrants and Early Redemption Entitlement

On April 25, 2023, the Company entered into two warrant termination agreements (the “Warrant Termination Agreements”), one with Discover and one with Antilles (each, an “Investor” and collectively, the “Investors”), pursuant to which each Investor agreed to cancel and terminate, effective as of April 25, 2023 (the “Termination”) all warrants to purchase the Company’s common stock outstanding under (i) that certain Warrant Agreement, dated as of December 30, 2021, by and between the Company and Antilles, and (ii) that certain Warrant Agreement, dated as of December 31, 2021, by and between the Company and Discover. The Warrant Termination Agreements are identical as to their terms.  The Investors entered into the Warrant Termination Agreements in order to help facilitate implementation of the Company’s business plans and continued trading on the NYSE American LLC, and, in exchange for the Termination, the Company agreed to the release and indemnity as provided in each Warrant Termination Agreement. Pursuant to the Warrant Termination Agreement, the Investor also agreed that the Company may make an Early Redemption of any remaining shares of Series C Redeemable Convertible Preferred Stock held by the Investor provided that all Promissory Notes executed by the Company in favor of the Investor or any of its affiliates have been paid in full.  The term “Early Redemption” has the meaning given to it in the Fifth Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock filed by the Company with the State of Nevada regarding such class of preferred stock.

Amendment to Articles of Incorporation

On April 26, 2023, an amendment to the Company’s articles of incorporation to increase the number of the Company’s authorized shares of common stock from 20,000,000 to 500,000,000 (the “Amendment”) was passed by a majority of the outstanding voting shares of the Company at a Special Meeting of Stockholders. The Amendment was effected by the Company filing a Certificate of Amendment pursuant to Nevada Revised Statutes Section 78.209 with the Secretary of State of the State of Nevada on April 26, 2023.

Amendment to Merger Agreement

In connection with the previously announced resumption of merger negotiations and further steps to complete a merger, on April 18, 2023, the Company and Viking entered into an amendment to that certain Amended and Restated Agreement and Plan of Merger, dated as of February 15, 2023 (as it may be further amended from time to time, the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Viking Merger Sub, Inc., a Nevada corporation and wholly owned subsidiary of the Company will merge with and into Viking (the “Merger”), with Viking surviving the Merger as a wholly-owned subsidiary of the Company.

Series C Preferred Stock

Issuance of True Up Shares for prior Conversions of Series C Preferred Stock:

On or about May 2, 2023, the Company issued a total of 730,241 common shares to EMC Capital Partners as True Up shares associated with prior conversions of Series C Preferred Stock as a result of the continuation of the Measurement Period (as defined in the Certificate of Designation with respect to such Series C Preferred Stock) associated with such conversions and a decline in the price of the Company’s common shares within the Measurement Period.

On or about May 2, 2023, the Company issued 242,640 common shares to Antilles as True Up shares associated with prior conversions of Series C Preferred Stock as a result of the continuation of the Measurement Period (as defined in the Certificate of Designation with respect to such Series C Preferred Stock) associated with such conversions and a decline in the price of the Company’s common shares within the Measurement Period.

Issuance of Common Shares for new Conversions of Series C Preferred Stock:

On or about May 5, 2023, the Company issued 1,653,098 common shares to Antilles in connection with Antilles’ conversion of 65 shares of Series C Preferred Stock.

Outstanding Series C Preferred Stock

As of May 9, 2023, Antilles holds 173 shares of Series C Preferred Stock. Antilles may convert such Series C Preferred Stock into common shares of the Company pursuant to the terms of the Sixth Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock filed by the Company with the Secretary of State of Nevada on November 8, 2021, as amended on October 28, 2022 (as further described herein) (collectively, the “COD”), and applicable agreements between the Company and Antilles. The Company estimates the 173 shares of Series C Preferred Stock would convert into approximately 4.4 million common shares based on a Low VWAP of approximately $1.2521 for the purposes of calculating the conversion premium associated with such conversion(s). If the Low VWAP falls below $1.2521, the underlying common share entitlement(s) would increase in accordance with the terms of the COD.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In preparing the management’s discussion and analysis, the registrant presumes that you have read or have access to the discussion and analysis for the preceding fiscal year.

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

Pending Merger

On February 15, 2021, the Company entered into an Agreement and Plan of Merger with Viking, which was amended on April 18, 2023 (as amended, the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, a wholly owned subsidiary of the Company (“Merger Sub”) will merge with and into Viking (the “Merger”), with Viking surviving the Merger as a wholly owned subsidiary of the Company.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share: (i) of common stock, par value $0.001 per share, of Viking (the “Viking Common Stock”) issued and outstanding immediately prior to the Effective Time, other than shares owned by the Company, Viking and Merger Sub, will be converted into the right to receive one share of common stock of the Company (the “Camber Common Stock”); (ii) of Series C Convertible Preferred Stock of Viking (the “Viking Series C Preferred Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive one share of Series A Convertible Preferred Stock of the Company (the “Camber Series A Preferred Stock”), and (iii) of Series E Convertible Preferred Stock of Viking (the “Viking Series E Preferred Stock,” and, together with the Viking Series C Preferred Stock, the “Viking Preferred Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive one share of Series H Preferred Stock of the Company (the “Camber Series H Preferred Stock,” and, together with the Camber Series A Preferred Stock, the “New Camber Preferred Stock”).

Each share of Camber Series A Preferred Stock will be convertible into 890 shares of Camber Common Stock (subject to a beneficial ownership limitation preventing conversion into Camber Common Stock if the holder would be deemed to beneficially own more than 9.99% of Camber Common Stock), will be treated equally with Camber Common Stock with respect to dividends and liquidation, and will only have voting rights with respect to voting: (a) on a proposal to increase or reduce the Company’s share capital; (b) on a resolution to approve the terms of a buy-back agreement; (c) on a proposal to wind up the Company; (d) on a proposal for the disposal of all or substantially all of the Company’s property, business and undertaking; (f) during the winding-up of the Company; and/or (g) with respect to a proposed merger or consolidation in which the Company is a party or a subsidiary of the Company is a party.

Each share of Camber Series H Preferred Stock will have a face value of $10,000 per share, will be convertible into a certain number of shares of Camber Common Stock, with the conversion ratio based upon achievement of certain milestones by Viking’s subsidiary, Viking Protection Systems, LLC (provided the holder has not elected to receive the applicable portion of the purchase price in cash pursuant to that certain Purchase Agreement, dated as of February 9, 2022, by and between Viking and Jedda Holdings, LLC), will be subject to a beneficial ownership limitation of 4.99% of Camber Common Stock (but may be increased up to a maximum of 9.99% at the sole election of a holder by the provision of at least 61 days’ advance written notice) and will have voting rights equal to one vote per share of Camber Series H Preferred Stock held on a non-cumulative basis.

Holders of Viking Common Stock and Viking Preferred Stock will have any fractional shares of Camber Common Stock or New Camber Preferred Stock after the Merger rounded up to the nearest whole share.

At the Effective Time, each then outstanding option or warrant to purchase Viking Common Stock (a “Viking Option”) will, to the extent unvested, automatically become fully vested and will be converted automatically into an option or warrant (an “Adjusted Option”) to purchase, on substantially the same terms and conditions as were applicable to such Viking Option immediately prior to the effective time of the Merger, except that (i) instead of being exercisable into Viking Common Stock, such Adjusted Option will be exercisable into Camber Common Stock, and (ii) all references to the “Company” in the Viking Option agreements will be references to Camber in the Adjusted Option agreements.

At the Effective Time, each promissory note issued by Viking that is convertible into Viking Common Stock (a “Viking Convertible Note”) that, as of immediately prior to the effective time of the Merger, is outstanding and unconverted shall be converted into a promissory note convertible into Camber Common Stock (an “Adjusted Convertible Note”) having substantially the same terms and conditions as applied to the corresponding Viking Convertible Note as of immediately prior to the effective time of the Merger (including, for the avoidance of doubt, any extended post-termination conversion period that applies following consummation of the Merger), except that (i) instead of being convertible into Viking Common Stock, such Adjusted Convertible Note will be convertible into Camber Common Stock, and (ii) all references to the “Company” in the Viking Convertible Note agreements will be references to Camber in the Adjusted Convertible Note agreements..

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

The Merger Agreement also provides that, during the period from the date of the Merger Agreement until the Effective Time, each of the Company and Viking will be subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and to engage in discussions with third parties regarding alternative acquisition proposals, subject to customary exceptions. Viking is required to hold a meeting of its stockholders to vote upon the adoption of the Merger Agreement and, subject to certain exceptions, to recommend that its stockholders vote to adopt the Merger Agreement. The Company is required to hold a meeting of its stockholders to approve the issuance of Camber Common Stock and New Camber Preferred Stock (including the shares of Camber Common Stock issuable upon conversion thereof) in connection with the Merger (the “Share Issuances”) and, subject to certain exceptions, to recommend that its stockholders approve such proposals.

The completion of the Merger is subject to customary conditions, including (i) adoption of the Merger Agreement by Viking’s stockholders and approval of the Share Issuances by Camber’s stockholders, (ii) receipt of required regulatory approvals, (iii) effectiveness of a registration statement on Form S-4 for the Camber Common Stock to be issued in the Merger (the “Form S-4”), and (iv) the absence of any law, order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) subject to certain exceptions, performance by the other party of its obligations under the Merger Agreement and (iii) the absence of any material adverse effect on the other party as defined in the Merger Agreement.

Additional closing conditions to the Merger include: (i) receipt of fairness opinions from financial advisors of both the Company and Viking that the Merger is fair from a financial point of view to the holders of each company’s common stock, (ii) confirmation from the Company that it is not in default of its outstanding agreements with a certain preferred equity holder and lender, (iii) written agreement from the Company’s warrant holders regarding the number and exercise price of the Company’s outstanding warrants and that the Merger will not trigger any price adjustments in certain outstanding warrant agreements, and (iv) that, in the event the NYSE American determines that the Merger constitutes, or will constitute, a “back-door listing”/”reverse merger”, the Company (and its common stock) is required to qualify for initial listing on the NYSE American, pursuant to the applicable guidance and requirements of the NYSE as of the Effective Time.

The Merger Agreement can be terminated (i) at any time with the mutual consent of the parties; (ii) by either the Company or Viking if any governmental consent or approval required for closing is not obtained, or any governmental entity issues a final non-appealable order or similar decree preventing the Merger; (iii) by either Viking or the Company if the Merger shall not have been consummated on or before September 30, 2023; (iv) by the Company or Viking, upon the breach by the other of a term of the Merger, which is not cured within 30 days of the date of written notice thereof by the other; (v) by the Company if Viking is unable to obtain the affirmative vote of its stockholders for approval of the Merger; (vi) by Viking if the Company is unable to obtain the affirmative vote of its stockholders for approval of the Share Issuances; and (vii) by Viking or the Company if there is a willful breach of the Merger Agreement by the other party thereto.

The Merger Agreement contains customary indemnification obligations of the parties and representations and warranties.

Going Concern Qualification

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $2,346,076 for the three months ended March 31, 2023 as compared to a net loss of $68,155,477 for the three months ended March 31, 2022. The 2023 loss was comprised of, among other things, certain non-cash items with a total net impact of $612,336 including: (i) a gain on derivative and warrant liability of $1,281,706 (ii) loss in earnings of unconsolidated entity of $1,097,839 (iii) amortization of debt discount of $793,380; and (iv) depreciation, depletion and accretion of $2,823.

As of March 31, 2023, the Company has a stockholders’ deficit of $19,469,710 and total long-term debt of $34,721,141, net of debt discount.

As of March 31, 2023, the Company has a working capital deficiency of approximately $16.6 million. The largest components of current liabilities creating this working capital deficiency are a derivative liability of $9.8 million and a warrant liability of $2.4 million.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three months ended March 31, 2023 and 2022, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, and December 31, 2022, the Company had $574,977 and $1,166,596 in cash holdings, respectively.

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Revenue

The Company had gross revenues of $93,471 for the three months ended March 31, 2023, as compared to $136,407 for the three months ended March 31, 2022, reflecting a decrease of $42,936.

Expenses

The Company’s operating expenses increased to $1,465,121 for the three-month period ended March 31, 2023, from $1,153,976 in the corresponding prior period. Lease operating costs decreased by $6,280 to $43,085 for the three-month period ended March 31, 2023 as compared to $49,365 for the three-month period ended March 31, 2022, due to lower realized production levels. DD&A expense was relatively unchanged at $2,823 for the three months ended March 31, 2023 as compared to $2,867 for the three months ended March 31, 2022. General and administrative expenses and stock-based compensation combined reflected an increase of $317,469 to $1,419,213, when compared to $1,101,744 in the corresponding prior period.

Income (loss) from Operations

The Company generated a loss from operations for the three months ended March 31, 2023 of $(1,371,650), when compared to a loss from operations of $(1,017,569) for the three months ended March 31, 2022.

Other Income (Expense)

The Company had other (expense) of $(974,426) for the three months ended March 31, 2023, as compared to other (expense) of $(67,137,908) for the three months ended March 31, 2022. This significant difference is primarily a result of the Company’s stock price and its impact on our derivatives.

Net Income (Loss)

The Company had net loss of $(2,346,076) during the three-month period ended March 31, 2023, compared with a net loss of $(68,155,477) for the three-month period ended March 31, 2022, primarily as a result of the items discussed above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our consolidated financial statements, as well as the sufficiency of the disclosures pertaining to our accounting policies in the footnotes accompanying our financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under GAAP. We also describe the most significant estimates and assumptions we make in applying these policies. See “Note 4 - Summary of Significant Accounting Policies” to our consolidated financial statements.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

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

There were no changes in Internal Control Over Financial Reporting during the quarter ended March 31, 2023.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of March 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

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

On or about June 30, 2022, the Company was made aware of a Shareholder Derivative Complaint filed in the U.S. District Court for the Southern District of Texas, Houston Division (Case No. 4:22-cv-2167) against the Company, its current directors, and certain of its former directors (the “Houston Derivative Complaint” and, together with the Nevada Derivative Complaint, the “Derivative Complaints”). The allegations contained in the Houston Derivative Complaint involve state-law claims for breach of fiduciary duty and unjust enrichment and a federal securities claim under Section 14(a) of the Securities Exchange Act of 1934.  On January 20, 2023, the U.S. District Court held that certain claims brought by the plaintiff relating to director actions and statements made in proxy statements prior to June 30, 2019, were time barred, but did not dismiss certain claims brought by plaintiff relating to director actions and statements made in proxy statements after June 30, 2019.  Pursuant to Article 6 of the Amended and Restated Bylaws, on February 15, 2023, the Company’s Board formed a Special Litigation Committee to investigate, analyze, and evaluate the remaining allegations in the Houston Derivative Complaint.  The Special Litigation Committee’s investigation and evaluation remains ongoing. At this time, we are not able to predict the outcome of the Special Litigation Committee investigation or these claims.

The defendants deny the allegations contained in the Class Action Complaint and Houston Complaint and have engaged Baker Botts L.L.P. to defend the actions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2023, the Company issued unregistered equity securities as described below:

The Company issued a total of 1,907,337 common shares to preferred stockholders. Certain of such shares of common stock were due under one of the stockholder’s prior conversions of Series C Preferred Stock into common stock, and were issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering. The balance of such shares of common stock were issued in connection with the stockholders’ conversions of Series C Preferred Stock into common stock, and issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On or about December 26, 2022, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) with the sellers named therein (collectively, the “Sellers”) regarding the proposed purchase of one hundred percent of the membership interests of the entities listed in Schedule 1 of the MIPA, which in turn owned interests in certain oil assets. The Sellers’ obligation to sell the membership interests was conditioned on a number of items set out in the MIPA including, without limitation, receiving certain acknowledgements and/or agreements from the Company’s existing senior secured lender and the Company’s preferred stockholder, and the Company’s obligation to purchase the membership interests was conditioned on a number of items set out in the MIPA including, without limitation, the Company completing its due diligence investigation of the applicable entities and their respective assets, and, in its sole discretion, being satisfied with the results of such due diligence investigation.  On or about May 10, 2023, the Company entered into a Mutual Termination Agreement with Sellers pursuant to which the MIPA was terminated, effective as of such date.

.

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

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

CAMBER ENERGY, INC. (Registrant)

/s/ James Doris	Date: May 12, 2023
Principal Executive Officer

/s/ Frank W. Barker, Jr.	Date: May 12, 2023
Principal Financial and Accounting Officer

