Form 10-Q/A
period 2023-03-31
CAMBER ENERGY, INC.
filed 2023-05-18
CIK 1309082

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 of Camber Energy, Inc. (the “Company”) filed with the Securities Exchange Commission on May 15, 2023 (the “original Form 10-Q”) is to correct a typographical error in the amount reported as total liabilities on the balance sheet as of March 31, 2023 appearing on page 3 of the original Form 10-Q.  The amount included in the original Form 10-Q was mistakenly reported as $542,313,356, when it should have been reported as $52,313,356.

No other changes have been made to the Original Form 10-Q. This Amendment No.1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC.

Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2023	2022

ASSETS

Current assets
Cash	$574,977	$1,166,596
Prepaid expenses	389,583	56,833
Total current assets	964,560	1,223,429

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	61,907	63,267
Total oil and gas properties, net	61,907	63,267

Due from Viking Energy Group, Inc.	6,077,300	6,572,300
Equity method investment	25,739,879	26,837,718

TOTAL ASSETS	$32,843,646	$34,696,714

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,076,824	$791,499
Accrued expenses and other current liabilities	4,244,166	3,549,620
Current taxes payable	3,000	3,000
Warrant liability	2,447,290	5,894,179
Derivative liability	9,757,927	7,592,744
Total current liabilities	17,529,207	17,831,042

Long-term debt	34,721,141	33,927,760
Asset retirement obligation	63,008	61,545

TOTAL LIABILITIES	52,313,356	51,820,347

Commitments and contingencies (Note 11)
	-	-
STOCKHOLDERS' DEFICIT
Preferred Stock Series C, 5,200 shares authorized of $0.001 par value, 238 and 270 shares issued and outstanding as of March 31, 2023 and December 31, 2022, liquidation preference of $2,380,000 and $2,700,000 at March 31, 2023 and December 31, 2022, respectively.	1	1
Preferred Stock Series G, 25,000 authorized, $0.001 par value, 5,272 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively, liquidation preference of $0 as of March 31, 2023 and December 31, 2022, respectively	5	5
Common stock, 20,000,000 shares authorized of $0.001 par value, 20,000,000 and 18,092,663 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	20,000	18,093
Additional paid-in-capital	571,886,440	571,888,348
Accumulated Deficit	(591,376,156)	(589,030,080)

TOTAL STOCKHOLDERS' DEFICIT	(19,469,710)	(17,123,633)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$32,843,646	$34,696,714

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

CAMBER ENERGY, INC. (Registrant)

/s/ James Doris	Date: May 18, 2023
Principal Executive Officer

/s/ Frank W. Barker, Jr.	Date: May 18, 2023
Principal Financial and Accounting Officer

