Form 10-Q
period 2023-06-30
CAMBER ENERGY, INC.
filed 2023-08-11
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 7, 2023, the registrant had 88,449,690 shares of common stock outstanding.

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC.

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2023	2022

ASSETS

Current assets
Cash	$137,485	$1,166,596
Prepaid expenses	283,333	56,833
Total current assets	420,818	1,223,429

Oil and gas properties, full cost method
Proved developed producing oil and gas properties, net	60,701	63,267
Total oil and gas properties, net	60,701	63,267

Due from Viking Energy Group, Inc.	4,852,300	6,572,300
Equity method investment	25,306,586	26,837,718

TOTAL ASSETS	$30,640,405	$34,696,714

LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities
Accounts payable	$1,487,924	$791,499
Accrued expenses and other current liabilities	4,511,940	3,549,620
Current taxes payable	3,000	3,000
Warrant liability	-	5,894,179
Derivative liability	5,069,152	7,592,744
Total current liabilities	11,072,016	17,831,042

Long-term debt - net of current portion	35,523,337	33,927,760
Asset retirement obligation	64,523	61,545

TOTAL LIABILITIES	46,659,876	51,820,347

Commitments and contingencies (Note 11)	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock Series C, 5,200 shares authorized of $0.001 par value, 100 and 270 shares issued and outstanding as of June 30, 2023 and December 31, 2022, liquidation preference of $1,000,000 and $2,700,000 at June 30, 2023 and December 31, 2022, respectively.	1	1
Preferred Stock Series G, 25,000 authorized, $.001 par value, 5,272 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively, liquidation preference of $0 as of June 30, 2023 and December 31, 2022 respectively	5	5
Common stock, 500,000,000 shares authorized of $0.001 par value, 26,538,285 and 18,092,663 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	26,538	18,093
Additional paid-in-capital	573,409,360	571,888,348
Accumulated Deficit	(589,455,375)	(589,030,080)

TOTAL STOCKHOLDERS' DEFICIT	(16,019,471)	(17,123,633)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$30,640,405	$34,696,714

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Operations (Unaudited)

	June 30,		June 30,
	2023	2022	2023	2022

Revenue
Oil and gas sales	$83,648	$171,651	$177,119	$308,058

Operating expenses
Lease operating costs	32,015	41,365	75,100	90,730
General and administrative	2,125,630	1,096,624	3,544,844	2,074,614
Stock based compensation	-	-	-	123,754
Depreciation, depletion, amortization and accretion	2,722	2,870	5,544	5,737

Total operating expenses	2,160,367	1,140,859	3,625,488	2,294,835

Loss from operations	(2,076,719)	(969,208)	(3,448,369)	(1,986,777)

Other income (expense)
Interest expense	(1,175,814)	(804,857)	(2,334,107)	(1,966,132)
Equity (deficit) in earnings of unconsolidated entities	(433,293)	(1,038,680)	(1,531,132)	(2,004,560)
Gain (loss) on derivative liability	5,606,607	7,407,750	6,888,313	(57,602,973)

Total other income (expense)	3,997,500	5,564,213	3,023,074	(61,573,665)

Net income (loss) before income taxes	1,920,781	4,595,005	(425,295)	(63,560,442)
Income tax benefit (expense)	-	-	-	-

Net income (loss) attributable to Camber Energy, Inc.	1,920,781	4,595,005	(425,295)	(63,560,442)
Less preferred dividends	-	-	-	-

Net income (loss) attributable to common stockholders	$1,920,781	$4,595,005	$(425,295)	$(63,560,442)

Income (loss) per weighted average number of common shares outstanding - basic and diluted	$0.08	$0.58	$(0.02)	$(9.01)

Weighted average number of common shares outstanding
Basic and Diluted	22,619,571	7,904,151	21,177,232	7,056,682

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2023	2022

Cash flows from operating activities:

Net Income (loss)	$(425,295)	$(63,560,442)

Adjustments to reconcile net loss to cash provided (used) by operating activities
Stock-based compensation	-	123,754
Depreciation, depletion, amortization and accretion	5,544	5,737
Change in fair value of derivative and warrant liability	(6,888,313)	57,602,973
Amortization of debt discount	1,595,577	1,569,131
(Equity) deficit in earnings of unconsolidated entity	1,531,132	2,004,560
Changes in operating assets and liabilities
Accounts receivable	-	18,005
Prepaid expenses and other assets	198,500	(170,500)
Accounts payable and accrued expenses	1,233,744	274,278

Net cash used in operating activities	(2,749,111)	(2,132,504)

Cash flows from investing activities:
Loans to Viking	-	(3,922,300)
Repayments received from Viking	1,720,000	-

Net cash provided (used) in investing activities	1,720,000	(3,922,300)

Cash flows from financing activities:
Redemption of Series C Preferred Stock	-	(18,850,000)
Redemption of Series G Preferred Stock	-	(2,750,000)
Proceeds from long-term debt	-	25,000,000
Repayment of long-term debt	-	(1,000,000)

Net cash provided (used) in financing activities	-	2,400,000

Net decrease in cash	(1,029,111)	(3,654,804)
Cash, beginning of period	1,166,596	5,854,382

Cash, end of period	$137,485	$2,199,578

Supplemental Cash Flow Information
Cash paid for:
Interest	$5,232	$63,368
Taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Financed insurance premiums	$425,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited) Six Months Ended June 30, 2023 and 2022

	Series C		Series G						Total
	Preferred Stock		Preferred Stock		Common Stock		Additional		Stockholders'
	Number		Number		Number		Paid In	Accumulated	(Deficit)
	Of Shares	Amount	Of Shares	Amount	Of Shares	Amount	Capital	Deficit	Equity

For the six months ended June 30, 2023

Balances, December 31, 2022	270	$1	5,272	$5	18,092,663	$18,093	$571,888,348	$(589,030,080)	$(17,123,633)

Common Shares issued for:
Conversion of Series C preferred stock	(170)	-	-	-	4,497,623	4,497	(4,497)	-	-
True-Up Shares	-	-	-	-	3,947,999	3,948	1,525,509	-	1,529,457
Net Loss	-	-	-	-	-	-	-	(425,295)	(425,295)

Balances June 30, 2023	100	$1	5,272	$5	26,538,285	$26,538	$573,409,360	$(589,455,375)	$(16,019,471)

For the six months ended June 30, 2022

Balances, December 31, 2021	3,886	$4	10,544	$10	5,142,641	$5,143	$409,469,406	$(481,288,115)	$(71,813,552)

Common Shares issued for:
Conversion of Series C Preferred Stock	(1,527)	(1)	-	-	3,236,693	3,237	88,226,275	-	88,229,511
True-Up Shares	-	-	-	-	763,703	764	25,411,976	-	25,412,740
Issuance of Common Shares for Consulting Fees	-	-	-	-	2,800	3	123,751	-	123,754
Redemption of Series C preferred stock for cash	(1,664)	(2)	-	-	-	-	(18,849,998)	-	(18,850,000)
Redemption of Series G preferred stock	-	-	(5,272)	(5)	-	-	(2,749,995)	-	(2,750,000)
Warrants issued for debt discount	-	-	-	-	-	-	14,763,393	-	14,763,393
Net Loss	-	-	-	-	-	-	-	(63,560,442)	(63,560,442)

Balances June 30, 2022	695	$1	5,272	$5	9,145,837	$9,146	$516,394,808	$(544,848,557)	$(28,444,597)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 RELATIONSHIP WITH AND OWNERSHIP OF VIKING ENERGY GROUP, INC.

On December 23, 2020 Camber Energy, Inc. (“Camber”, the “Company”) acquired a 51% interest in Viking Energy Group, Inc. (“Viking”). On January 8, 2021 and on July 29, 2021 the Company acquired additional interests in Viking resulting in the Company owning approximately 60.9% of the outstanding common shares of Viking at June 30, 2023. The Company accounts for its investment in Viking under the equity method of accounting because the Company has the ability to exercise significant influence over the operating and financial policies of Viking, but not control. The December 2020, January 2021 and July 2021 transactions and a merger agreement signed between Camber and Viking in February 2021 are described further below.

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

The Merger closed on August 1, 2023, and further details regarding the transaction are included in Note 16 - Subsequent Events.  Although this Quarterly Report on Form 10-Q is filed after completion of the Merger, given that the Merger closed after June 30, 2023, the financial statements herein do not include a consolidation of Viking's financial statements at the Camber level. Rather, the financial statements herein account for Camber's previous investments in Viking under the equity method of accounting, consistent with previously filed financial reports.

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

NOTE 3 – LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(425,295) for the six months ended June 30, 2023 as compared to a net loss of $63,560,442 for the six months ended June 30, 2022.  The 2023 income was comprised of, among other things, certain non-cash items with a total net impact of $3,756,060 including: (i) a gain on derivative and warrant liability of $6,888,313 (ii) loss in earnings of unconsolidated entity of $1,531,132; (iii) amortization of debt discount of $1,595,577; and (iv) depreciation, depletion and accretion of $5,544.

As of June 30, 2023, the Company has a stockholders’ deficit of $16,019,471 and total long-term debt of $35,523,337, net of debt discount.

As of June 30, 2023, the Company has a working capital deficiency of approximately $10.7 million. The largest components of current liabilities creating this working capital deficiency are a derivative liability of $5.1 million.

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

Amounts presented in the consolidated balance sheet as of December 31, 2022 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of and for the three and six-month periods ended June 30, 2023 and 2022 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Camber’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

As of June 30, 2023 and December 31, 2022, the significant inputs to the Company’s derivative liability relative to the Series C Preferred Stock were Level 3 inputs.

Assets and liabilities measured at fair value as of and for the six months ended June 30, 2023 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (six months ended June 30, 2023)

Financial liabilities:
Derivative liability - Series C Preferred Stock	$-	$-	$5,069,152	$994,134
	$-	$-	$5,069,152	$994,134

Assets and liabilities measured at fair value as of December 31, 2022 and losses for the six months ended June 30, 2022 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (six months ended June 30, 2022)

Financial liabilities:
Derivative liability - Series C preferred Stock	$-	$-	$7,592,744	$(57,602,973)
	$-	$-	$7,592,744	$(57,602,973)

 Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase. The Company maintains cash and cash equivalents in bank deposit accounts, which at times may exceed federally insured limits of $250,000. At June 30, 2023 and December 31, 2022, the Company’s cash in excess of the federally insured limit was $0 and $916,596, respectively. Historically, the Company has not experienced any losses in such accounts. The Company had no cash equivalents at June 30, 2023 and December 31, 2022.

Accounts Receivable

Accounts receivable, net, include amounts due for oil and gas revenues from prior month production. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. At June 30, 2023 and December 31, 2022 there were no allowances for doubtful accounts.

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

No impairment expense was recorded for the six months ended June 30, 2023.

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

The Series G Convertible Preferred stock is redeemable or convertible into a variable number of common shares, at the option of the Company. The conversion rate is determined at the time of conversion using a VWAP calculation similar to the Series C Stock described above. As a result, the Series G Preferred Stock contains an embedded derivative that is required to be recorded at fair value. The Company has determined that the fair value of the embedded derivative as of June 30, 2023 and December 31, 2022 is negligible due to the restrictions on conversion. The embedded derivative associated with the Series G Stock is marked to market at each reporting date with changes in fair value recorded in income.

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

Subsequent Events

The Company has evaluated all subsequent events from June 30, 2023 through the date of filing of this report.

NOTE 5 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the six months ended June 30, 2023. The allocation between the classifications is based on the relationships summarized in the Company’s annual analysis of reserves as of December 31, 2022. The Depletion and Adjustments column reflects depletion and all other increases or decreases that occurred during the six months ended June 30, 2023:

	December 31, 2022	Depletion and Adjustments	June 30, 2023

Proved developed producing oil and gas properties
United States cost center	$78,433,316	$-	$78,433,316
Accumulated depreciation, depletion and amortization	(78,370,049)	(2,566)	(78,372,615)
Proved developed producing oil and gas properties, net	$63,267	$(2,566)	$60,701

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

For the three and six months ended June 30, 2023 and 2022, the Company did not record any impairments.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED ENTITIES

The Company accounts for its investment in Viking under the equity method. The Company owns approximately 58.7% of the outstanding common shares of Viking at June 30, 2023.

Table below shows the changes in the investments in unconsolidated entities for the six months ended June 30, 2023 and the year ended December 31, 2022.

	June 30, 2023	December 31, 2022
Carrying amount – beginning	$26,837,718	$36,299,592
Proportionate share of (losses)	(1,531,132)	(9,461,874)

Carrying amount – ending	$25,306,586	$26,837,718

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of long-term legal obligations associated with the future retirement of oil and natural gas properties for the six months ended June 30, 2023 and the year ended December 31, 2022.

	June 30, 2023	December 31, 2022
Carrying amount at beginning of year	$61,545	$53,055
Accretion	2,978	8,490
Carrying amount at end of year	$64,523	$61,545

NOTE 8 – LONG TERM DEBT

Long-term debt obligations of Camber Energy, Inc.:	June 30, 2023	December 31, 2022

Note payable to Discover Growth Fund, pursuant to a Secured Promissory Note dated December 24, 2021 and funded on January 3, 2022 in the original amount of $26,315,789 with interest and principal due at maturity on January 1, 2027. The note bears interest at a rate equal to the Wall Street Journal Prime Rate and is secured by lien on substantially all of the Company’s assets.	$26,315,789	$26,315,789

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by lien on substantially all of the Company’s assets.	6,000,000	6,000,000

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by first lien on the Company’s ownership in Viking.	12,000,000	12,000,000

Note payable to Discover Growth Fund, LLC pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. The Note is secured by lien on substantially all of the Company’s assets.	2,500,000	2,500,000

Principal value of debt	46,815,789	46,815,789
Less: unamortized debt discount	(11,292,452)	(12,888,029)
Total long-term debt, net	35,523,337	33,927,760
Less current portion	-
	$35,523,337	$33,927,760

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

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended June 30,

2024	$-
2025	-
2026	-
2027	35,523,337
Thereafter	-

$35,523,337

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

Issuance of the Series C Stock (prior to April 20, 2021)

Conversion of the face value of the Series C preferred stock is fixed at $162.50 per common share and, because the conversion is generally outside the control of the Company, the face value of the Series C Stock is considered temporary equity and recorded at redemption value. The Conversion Premium is convertible into common shares based on a variable that is not an input to fair value of a fixed-for-fixed option as defined in FASB ASC 815-40 and is a derivative liability and is recorded at fair value.

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

Activities for derivative Series C Preferred Stock derivative liability during the six months ended June 30, 2023 and the year ended December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Carrying amount at beginning of year	$7,592,744	$93,108,568
Issued Series C preferred shares	-	-
Change in fair value	(994,134)	89,523,091
Settlement of obligation (issuance of common shares)	(1,529,458)	(175,038,915)
Carrying amount at end of year	$5,069,152	$7,592,744

The fair value of the derivative liability has been estimated using a binomial model and the historical volatility of the Company’s common stock as of the date of conversion.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company’s CEO and director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris, at a rate of $20,000 per month commencing April 2021.  As of June 30, 2023, an accrued balance due of $60,000 is included in accounts payable.

The Company’s CFO, Frank W. Barker, Jr., renders professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker, at a rate of $20,000 per month commencing April 2021.  As of June 30, 2023, there is no accrued balance due.

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

NOTE 12 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Oil and Gas Contracts

The following table disaggregates revenue by significant product type for the six months ended June 30, 2023 and 2022 respectively:

	Six months ended June 30, 2023	Six months ended June 30, 2022
Oil sales	$123,837	$199,243
Natural gas sales and liquids	53,282	108,815
Total oil and gas revenue from customers	$177,119	$308,058

NOTE 13 – STOCKHOLDERS’ DEFICIT

Common Stock

During the six months ended June 30, 2023, the Company issued 4,497,623 common shares to Antilles Family Office, LLC, for the conversion of 170 shares of Series C Preferred Stock, and 3,947,999 common shares to existing and/or former holders of Series C Preferred Stock as True Up shares in connection with prior conversions of Series C Preferred Stock as a result of the continuation of the Measurement Period (as defined in the Certificate of Designation with respect to such Series C Preferred Stock) associated with such conversions and a decline in the price of the Company’s common shares within the Measurement Period.

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

As of June 30, 2023 and December 31, 2022, the Company had no Series A Convertible Preferred Stock issued or outstanding.

Series B Redeemable Convertible Preferred Stock

As of June 30, 2023 and December 31, 2022, the Company had no Series B Redeemable Convertible Preferred Stock issue and outstanding.

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

As of June 30, 2023 and December 31, 2022 the Series C Preferred shares were convertible into a substantial number of the Company’s common shares which could result in significant dilution of the Company’s existing shareholders. If the outstanding Series C Preferred were converted as of June 30, 2023 and December 31, 2022, the Company estimates that the following common shares would be required to be issued to satisfy the conversion of the Series C Preferred shares:

	June 30, 2023*	December 31, 2022**
Estimated number of shares issuable for conversion at $ 162.50 per share at June 30, 2023 and December 31, 2022 respectively	6,154	16,615
Estimated number of common shares required to satisfy Conversion Premium using VWAP at period end	5,430,982	3,758,845
	5,437,136	3,775,460

*based on 100 shares of Series C Convertible Preferred Stock outstanding as of such date and the estimated low VWAP as at such date

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

Previously Converted Series C Preferred Stock

EMC converted certain shares of Series C Preferred Stock in 2021 and/or 2022 based on the low VWAP of the Company’s common stock being $0.3475 per share for the purpose of calculating the Conversion Premium. Since the Measurement Period with respect to such conversions did not end until October 28, 2022 (as further explained below) and because the low VWAP subsequent to the conversions declined to approximately $0.1519 during such period, EMC received certain true-up shares in 2022.  As of June 30, 2023, EMC held zero shares of Series C Preferred Stock.

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

As of June 30, 2023, the Company does not have any outstanding warrants.

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

NOTE 15 – INCOME (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per share for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Numerator:
Income (loss) attributable to common shareholders	$1,920,781	$4,595,005	$(425,295)	$(63,560,442)

Denominator - Weighted average shares - basic	22,619,571	7,904,151	21,177,232	7,056,682
Dilutive effect of common stock equivalents - options/warrants	-	-	-	-
Dilutive effect Preferred C Shares	-	-	-	-

Denominator - Weighted average shares - diluted	22,619,571	7,904,151	21,177,232	7,056,682

Income (loss) per share - basic	$0.08	$0.58	$(0.02)	$(9.01)
Income (loss) per share - diluted	$0.08	$0.58	$(0.02)	$(9.01)

NOTE 16 – SUBSEQUENT EVENTS

Series C Preferred Stock

Issuance of True Up Shares for prior Conversions of Series C Preferred Stock:

During July and August 2023, the Company issued 3,403,428 common shares to Antilles as True Up shares associated with prior conversions of Series C Preferred Stock as a result of the continuation of the Measurement Period (as defined in the Certificate of Designation with respect to such Series C Preferred Stock) associated with such conversions and a decline in the price of the Company’s common shares within the Measurement Period.

Issuance of Common Shares for new Conversions of Series C Preferred Stock:

During July and August 2023, the Company issued 4,028,159 common shares to Antilles in connection with Antilles’ conversion of 70 shares of Series C Preferred Stock.

Outstanding Series C Preferred Stock:

As of August 7, 2023, there were a total of 30 shares of Series C Preferred Stock outstanding, all of which were held by Antilles. Antilles may convert such Series C Preferred Stock into common shares of the Company pursuant to the terms of the Sixth Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock filed by the Company with the Secretary of State of Nevada on November 8, 2021, as amended on October 28, 2022 (as further described herein) (collectively, the “COD”), and applicable agreements between the Company and Antilles. The Company estimates the 30 shares of Series C Preferred Stock would convert into approximately 1.73 million common shares based on a Low VWAP of approximately $0.6184 for the purposes of calculating the conversion premium associated with such conversion(s). If the Low VWAP falls below $0.6184, the underlying common share entitlement(s) would increase in accordance with the terms of the COD.

Pursuant to the Warrant Termination Agreements executed by the Company on or about April 25, 2023 with Discover and Antilles, the Company may redeem the outstanding shares of Series C Preferred Stock for cash in an amount equal to the Early Redemption Price (as defined in the Fifth Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock filed by the Company with the State of Nevada regarding such class of preferred stock ) provided that all Promissory Notes executed by the Company in favor of Discover have been paid in full.

Merger with Viking

On August 1, 2023, pursuant to the Merger Agreement, Merger Sub completed the Merger with and into Viking, with Viking surviving the Merger as a wholly-owned subsidiary of Camber.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time on August 1, 2023 as set forth in the Certificate of Merger duly filed with the Nevada Secretary of State (the “Effective Time”), each share: (i) of common stock, par value $0.001 per share, of Viking (the “Viking Common Stock”) issued and outstanding immediately prior to the Effective Time, other than shares owned by Camber, Viking and Merger Sub, was converted into the right to receive one share of common stock of Camber (the “Camber Common Stock”); (ii) of Series C Preferred Stock of Viking (the “Viking Series C Preferred Stock”) issued and outstanding immediately prior to the Effective Time was converted into the right to receive one share of Series A Convertible Preferred Stock of Camber (the “New Camber Series A Preferred Stock”) and (iii) of Series E Convertible Preferred Stock of Viking (the “Viking Series E Preferred Stock,” and, together with the Viking Series C Preferred Stock, the “Viking Preferred Stock”) issued and outstanding immediately prior to the Effective Time was converted into the right to receive one share of Series H Preferred Stock of Camber (the “New Camber Series H Preferred Stock,” and, together with the New Camber Series A Preferred Stock, the “New Camber Preferred”).

Pursuant to the Certificate of Designations for the New Camber Series A Preferred Stock, dated as of August 1, 2023 (the “Series A COD”), each share of New Camber Series A Preferred Stock is convertible into 890 shares of Camber Common Stock (subject to a beneficial ownership limitation preventing conversion into Camber Common Stock if the holder would be deemed to beneficially own more than 9.99% of Camber Common Stock), is treated equally with Camber Common Stock with respect to dividends and liquidation, and only has voting rights with respect to voting: (a) on a proposal to increase or reduce Camber’s share capital; (b) on a resolution to approve the terms of a buy-back agreement; (c) on a proposal to wind up Camber; (d) on a proposal for the disposal of all or substantially all of Camber’s property, business and undertaking; (f) during the winding-up of Camber; and/or (g) with respect to a proposed merger or consolidation in which Camber is a party or a subsidiary of Camber is a party.

Pursuant to the Certificate of Designations for the New Camber Series H Preferred Stock, dated as of August 1, 2023 (the “Series H COD”), each share of New Camber Series H Preferred Stock has a face value of $10,000 per share, is convertible into a certain number of shares of Camber Common Stock, with the conversion ratio based upon achievement of certain milestones by Viking’s subsidiary, Viking Protection Systems, LLC (provided the holder has not elected to receive the applicable portion of the purchase price in cash pursuant to that certain Purchase Agreement, dated as of February 9, 2022, by and between Viking and Jedda Holdings, LLC), is subject to a beneficial ownership limitation of 4.99% of Camber Common Stock (but may be increased up to a maximum of 9.99% at the sole election of a holder by the provision of at least 61 days’ advance written notice) and has voting rights equal to one vote per share of Camber Series H Preferred Stock held on a non-cumulative basis.

Holders of Viking Common Stock and Viking Preferred Stock had any fractional shares of Camber Common Stock or New Camber Preferred after the Merger rounded up to the nearest whole share.

At the Effective Time, each then outstanding option or warrant to purchase Viking Common Stock (a “Viking Option”), to the extent unvested, automatically became fully vested and was converted automatically into an option or warrant (an “Adjusted Option”) to purchase Camber Common Stock, on substantially the same terms and conditions as were applicable to such Viking Option immediately prior to the Effective Time, except that (i) instead of being exercisable into Viking Common Stock, such Adjusted Option is exercisable into Camber Common Stock, and (ii) all references to the “Company” in the Viking Option agreements are references to Camber in the Adjusted Option agreements.

At the Effective Time, each promissory note issued by Viking that is convertible into Viking Common Stock (a “Viking Convertible Note”) that, as of immediately prior to the Effective Time, is outstanding and unconverted, was converted into a promissory note convertible into Camber Common Stock (an “Adjusted Convertible Note”) having substantially the same terms and conditions as applied to the corresponding Viking Convertible Note as of immediately prior to the Effective Time (including, for the avoidance of doubt, any extended post-termination conversion period that applies following consummation of the Merger), except that (i) instead of being convertible into Viking Common Stock, such Adjusted Convertible Note is convertible into Camber Common Stock, and (ii) all references to the “Company” in the Viking Convertible Note agreements are references to Camber in the Adjusted Convertible Note agreements.

In connection with the Merger, Camber issued approximately 49,290,152 shares of Camber Common Stock, which represents approximately 59.99% of the outstanding Camber Common Stock after giving effect to such issuance. In addition, Camber reserved for issuance approximately 88,647,137 additional shares of Camber Common Stock in connection with the potential (1) conversion of the New Camber Series A Preferred Stock, (2) conversion of the New Camber Series H Preferred Stock, (3) exercise of the Adjusted Options and (4) conversion of the Adjusted Convertible Notes.

In connection with the closing of the Merger, on August 1, 2023, Camber filed each of the Series A COD and the Series H COD with the Nevada Secretary of State.

James A. Doris will continue to serve as President and Chief Executive Officer of the combined company, and the combined company will continue to have its headquarters in Houston, Texas.

Certificate of Designation for New Camber Series A Preferred Stock

The Series A COD designated up to 28,092 shares of the authorized but unissued shares of its preferred stock as New Camber Series A Preferred Stock. The following is a summary of the principal terms of the New Camber Series A Preferred Stock.

Dividends

The holders of the New Camber Series A Preferred Stock (the “Series A Holders”) are entitled to receive, and Camber shall pay, dividends on shares of the New Camber Series A Preferred Stock equal to the amount of the dividend or distribution per share of Camber Common Stock payable at such time multiplied by the number of shares of Camber Common Stock the shares of New Camber Series A Preferred Stock held by such Holder are convertible into.

Voting Rights

Except as required by applicable law the Series A Holders have no right to vote on any matters, questions or proceedings of Camber except: (a) on a proposal to increase or reduce Camber’s share capital; (b) on a resolution to approve the terms of a buy-back agreement; (c) on a proposal to wind up Camber; (d) on a proposal for the disposal of all or substantially all of Camber’s property, business and undertaking; (f) during the winding-up of Camber; and/or (g) with respect to a proposed merger or consolidation in which Camber is a party or a subsidiary of Camber is a party.

Each share of New Camber Series A Preferred Stock entitles the holder thereof to 890 votes on all matters Series A Holders have the right to vote. Series A Holders will vote together as one class.

Liquidation

Upon any liquidation, dissolution or winding-up of Camber, whether voluntary or involuntary (a “Liquidation”), Series A Holders will be entitled to receive out of the assets of Camber, whether such assets are capital or surplus, for each share of New Camber Series A Preferred Stock the same amount that a holder of Camber Common Stock would receive if the New Camber Series A Preferred Stock were fully converted to Camber Common Stock, which amounts shall be paid pari passu with all holders of Camber Common Stock. A Fundamental Transaction, as defined in the Series A COD, shall not be treated as a Liquidation.

Conversion

Each share of New Camber Series A Preferred Stock is convertible, at the option of the Holder thereof, at any time after the date of issuance of such share, at the office of Camber or any transfer agent for such stock, into eight hundred and ninety (890) shares of fully paid and non-assessable Camber Common Stock (the “Series A Conversion Rate”). The Series A Conversion Rate is subject to a beneficial ownership limitation of 9.99% as set forth in Section 6(b) of the Series A COD.

Certain Adjustments

If Camber, at any time while the New Camber Series A Preferred Stock is outstanding, issues stock splits, effects a recapitalization of the Camber Common Stock, makes a subsequent rights offerings, or makes any dividend or other distribution of its assets, then the Series A Holders can adjust the Series A Conversion Rate of the New Camber Series A Preferred Stock to account for such transaction.

Certificate of Designation for New Camber Series H Preferred Stock

The Series H COD designated up to 2,075 shares of the authorized but unissued shares of its preferred stock as New Camber Series H Preferred Stock. The following is a summary of the principal terms of the New Camber Series H Preferred Stock.

Voting Rights

Except as required by applicable law, holders of the New Camber Series H Preferred Stock (“Series H Holders”) have voting rights equal to one vote per share of New Camber Series H Preferred Stock held on a non-cumulative basis.

Conversion

Each share of New Camber Series H Preferred Stock is convertible into a number of shares of Camber Common Stock as set forth in Section 5(a) of the Series H COD (the “Series H Conversion Rate”). The Series H Conversion Rate is subject to the beneficial ownership limitation of 4.99% as set forth in Section 5(b) of the Series H COD provided that such beneficial ownership limitation may be increased up to a maximum of 9.99% at the sole election of a holder of such New Camber Series H Preferred Stock

Merger Consummation Share Issuance

On August 1, 2023, in accordance with the terms of the Merger Agreement, the Company issued 49,290,152 common shares to holders of Viking common shares as of the effective date.

Post-Merger Debt Conversion

On August 2, 2023 the Company issued 3,830,439 shares of common stock to FK Venture LLC in connection with a partial conversion of a Viking Convertible Note in the amount of $1,500,000, and on August 3, 2023, the Company issued 1,359,227 shares of common stock to FK Venture LLC in connection with a partial conversion of a Viking Convertible Note in the amount of $532,273.

Viking Note

Pursuant to a Securities Purchase Agreement dated on or about May 5, 2023 between Viking Energy Group, Inc. and FK Venture, LLC (the “SPA”), on or about August 7, 2023 the Company executed a Promissory Note in favor of FK Venture LLC in the principal amount of $800,000 (the “FK Note”), and on August 8, 2023 the Company received $800,000 in cash. The FK Note is one of the ‘Viking Notes’ contemplated and/or permitted by the Merger Agreement . The FK Note, and previous promissory notes executed by Viking in favor of FK Venture LLC, (a) mature on July 1, 2025; (b) accrue interest at 12% per annum (provided that if a Note is prepaid within 12 months of the issuance date, a full 12 months of interest shall be paid); and are (c) convertible into shares of the Company’s common stock at a fixed conversion price equal to $0.4158, being fifty percent of the volume weighted average price of the Company’s common stock on July 31, 2023, i.e. the day prior to the closing of the Merger.

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

Merger with Viking

On August 1, 2023, pursuant to that certain Agreement and Plan of Merger, dated as of February 15, 2021, by and between the Company and Viking Energy Group, Inc. (“Viking”), as amended on April 18, 2023 (as amended, the “Merger Agreement”), a wholly owned subsidiary of the Company (“Merger Sub”) merged with and into Viking (the “Merger”), with Viking surviving the Merger as a wholly owned subsidiary of the Company.

Although this Quarterly Report on Form 10-Q is filed after completion of the Merger, given that the Merger closed after June 30, 2023, the financial statements herein do not include a consolidation of Viking's financial statements at the Camber level.  Rather, the financial statements herein account for Camber's previous investments in Viking under the equity method of accounting, consistent with previously filed financial reports.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time on August 1, 2023 as set forth in the Certificate of Merger duly filed with the Nevada Secretary of State (the “Effective Time”), each share: (i) of common stock, par value $0.001 per share, of Viking (the “Viking Common Stock”) issued and outstanding immediately prior to the Effective Time, other than shares owned by Camber, Viking and Merger Sub, was converted into the right to receive one share of common stock of Camber (the “Camber Common Stock”); (ii) of Series C Preferred Stock of Viking (the “Viking Series C Preferred Stock”) issued and outstanding immediately prior to the Effective Time was converted into the right to receive one share of Series A Convertible Preferred Stock of Camber (the “New Camber Series A Preferred Stock”) and (iii) of Series E Convertible Preferred Stock of Viking (the “Viking Series E Preferred Stock,” and, together with the Viking Series C Preferred Stock, the “Viking Preferred Stock”) issued and outstanding immediately prior to the Effective Time was converted into the right to receive one share of Series H Preferred Stock of Camber (the “New Camber Series H Preferred Stock,” and, together with the New Camber Series A Preferred Stock, the “New Camber Preferred”).

Pursuant to the Certificate of Designations for the New Camber Series A Preferred Stock, dated as of August 1, 2023 (the “Series A COD”), each share of New Camber Series A Preferred Stock is convertible into 890 shares of Camber Common Stock (subject to a beneficial ownership limitation preventing conversion into Camber Common Stock if the holder would be deemed to beneficially own more than 9.99% of Camber Common Stock), is treated equally with Camber Common Stock with respect to dividends and liquidation, and only has voting rights with respect to voting: (a) on a proposal to increase or reduce Camber’s share capital; (b) on a resolution to approve the terms of a buy-back agreement; (c) on a proposal to wind up Camber; (d) on a proposal for the disposal of all or substantially all of Camber’s property, business and undertaking; (f) during the winding-up of Camber; and/or (g) with respect to a proposed merger or consolidation in which Camber is a party or a subsidiary of Camber is a party.

Pursuant to the Certificate of Designations for the New Camber Series H Preferred Stock, dated as of August 1, 2023 (the “Series H COD”), each share of New Camber Series H Preferred Stock has a face value of $10,000 per share, is convertible into a certain number of shares of Camber Common Stock, with the conversion ratio based upon achievement of certain milestones by Viking’s subsidiary, Viking Protection Systems, LLC (provided the holder has not elected to receive the applicable portion of the purchase price in cash pursuant to that certain Purchase Agreement, dated as of February 9, 2022, by and between Viking and Jedda Holdings, LLC), is subject to a beneficial ownership limitation of 4.99% of Camber Common Stock (but may be increased up to a maximum of 9.99% at the sole election of a holder by the provision of at least 61 days’ advance written notice) and has voting rights equal to one vote per share of Camber Series H Preferred Stock held on a non-cumulative basis.

Holders of Viking Common Stock and Viking Preferred Stock had any fractional shares of Camber Common Stock or New Camber Preferred after the Merger rounded up to the nearest whole share.

At the Effective Time, each then outstanding option or warrant to purchase Viking Common Stock (a “Viking Option”), to the extent unvested, automatically became fully vested and was converted automatically into an option or warrant (an “Adjusted Option”) to purchase, on substantially the same terms and conditions as were applicable to such Viking Option immediately prior to the Effective Time, except that (i) instead of being exercisable into Viking Common Stock, such Adjusted Option is exercisable into Camber Common Stock, and (ii) all references to the “Company” in the Viking Option agreements are references to Camber in the Adjusted Option agreements.

At the Effective Time, each promissory note issued by Viking that is convertible into Viking Common Stock (a “Viking Convertible Note”) that, as of immediately prior to the Effective Time, is outstanding and unconverted, was converted into a promissory note convertible into Camber Common Stock (an “Adjusted Convertible Note”) having substantially the same terms and conditions as applied to the corresponding Viking Convertible Note as of immediately prior to the Effective Time (including, for the avoidance of doubt, any extended post-termination conversion period that applies following consummation of the Merger), except that (i) instead of being convertible into Viking Common Stock, such Adjusted Convertible Note is convertible into Camber Common Stock, and (ii) all references to the “Company” in the Viking Convertible Note agreements are references to Camber in the Adjusted Convertible Note agreements.

In connection with the Merger, Camber issued approximately 49,290,152 shares of Camber Common Stock, which represents approximately 59.99% of the outstanding Camber Common Stock after giving effect to such issuance. In addition, Camber reserved for issuance approximately 88,647,137 additional shares of Camber Common Stock in connection with the potential (1) conversion of the New Camber Series A Preferred Stock, (2) conversion of the New Camber Series H Preferred Stock, (3) exercise of the Adjusted Options and (4) conversion of the Adjusted Convertible Notes.

In connection with the closing of the Merger, on August 1, 2023, Camber filed each of the Series A COD and the Series H COD with the Nevada Secretary of State.

James A. Doris will continue to serve as President and Chief Executive Officer of the combined company, and the combined company will continue to have its headquarters in Houston, Texas.

Certificate of Designation for New Camber Series A Preferred Stock

The Series A COD designated up to 28,092 shares of the authorized but unissued shares of its preferred stock as New Camber Series A Preferred Stock. The following is a summary of the principal terms of the New Camber Series A Preferred Stock.

Dividends

The holders of the New Camber Series A Preferred Stock (the “Series A Holders”) are entitled to receive, and Camber shall pay, dividends on shares of the New Camber Series A Preferred Stock equal to the amount of the dividend or distribution per share of Camber Common Stock payable at such time multiplied by the number of shares of Camber Common Stock the shares of New Camber Series A Preferred Stock held by such Holder are convertible into.

Voting Rights

Except as required by applicable law the Series A Holders have no right to vote on any matters, questions or proceedings of Camber except: (a) on a proposal to increase or reduce Camber’s share capital; (b) on a resolution to approve the terms of a buy-back agreement; (c) on a proposal to wind up Camber; (d) on a proposal for the disposal of all or substantially all of Camber’s property, business and undertaking; (f) during the winding-up of Camber; and/or (g) with respect to a proposed merger or consolidation in which Camber is a party or a subsidiary of Camber is a party.

Each share of New Camber Series A Preferred Stock entitles the holder thereof to 890 votes on all matters Series A Holders have the right to vote. Series A Holders will vote together as one class.

Liquidation

Upon any liquidation, dissolution or winding-up of Camber, whether voluntary or involuntary (a “Liquidation”), Series A Holders will be entitled to receive out of the assets of Camber, whether such assets are capital or surplus, for each share of New Camber Series A Preferred Stock the same amount that a holder of Camber Common Stock would receive if the New Camber Series A Preferred Stock were fully converted to Camber Common Stock, which amounts shall be paid pari passu with all holders of Camber Common Stock. A Fundamental Transaction, as defined in the Series A COD, shall not be treated as a Liquidation.

Conversion

Each share of New Camber Series A Preferred Stock is convertible, at the option of the Holder thereof, at any time after the date of issuance of such share, at the office of Camber or any transfer agent for such stock, into eight hundred and ninety (890) shares of fully paid and non-assessable Camber Common Stock (the “Series A Conversion Rate”). The Series A Conversion Rate is subject to a beneficial ownership limitation of 9.99% as set forth in Section 6(b) of the Series A COD.

Certain Adjustments

If Camber, at any time while the New Camber Series A Preferred Stock is outstanding, issues stock splits, effects a recapitalization of the Camber Common Stock, makes a subsequent rights offerings, or makes any dividend or other distribution of its assets, then the Series A Holders can adjust the Series A Conversion Rate of the New Camber Series A Preferred Stock to account for such transaction.

Certificate of Designation for New Camber Series H Preferred Stock

The Series H COD designated up to 2,075 shares of the authorized but unissued shares of its preferred stock as New Camber Series H Preferred Stock. The following is a summary of the principal terms of the New Camber Series H Preferred Stock.

Voting Rights

Except as required by applicable law, holders of the New Camber Series H Preferred Stock (“Series H Holders”) have voting rights equal to one vote per share of New Camber Series H Preferred Stock held on a non-cumulative basis.

Conversion

Each share of New Camber Series H Preferred Stock is convertible into a number of shares of Camber Common Stock as set forth in Section 5(a) of the Series H COD (the “Series H Conversion Rate”). The Series H Conversion Rate is subject to the beneficial ownership limitation of 4.99% as set forth in Section 5(b) of the Series H COD, provided that such beneficial ownership limitation may be increased up to a maximum of 9.99% at the sole election of a holder of such New Camber Series H Preferred Stock.

Going Concern Qualification

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(425,295) for the six months ended June 30, 2023 as compared to a net loss of $63,560,442 for the six months ended June 30, 2022.  The 2023 income was comprised of, among other things, certain non-cash items with a total net impact of $3,756,060 including: (i) a gain on derivative and warrant liability of $6,888,313 (ii) loss in earnings of unconsolidated entity of $1,531,132; (iii) amortization of debt discount of $1,595,577; and (iv) depreciation, depletion and accretion of $5,544.

As of June 30, 2023, the Company has a stockholders’ deficit of $16,019,471 and total long-term debt of $35,523,337, net of debt discount.

As of June 30, 2023, the Company has a working capital deficiency of approximately $10.6 million. The largest components of current liabilities creating this working capital deficiency are a derivative liability of $5.1 million.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and six months ended June 30, 2023 and 2022, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Liquidity and Capital Resources

As of June 30, 2023, and December 31, 2022, the Company had $137,485 and $1,166,596 in cash holdings, respectively.

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Revenue

The Company had gross revenues of $83,648 for the three months ended June 30, 2023, as compared to $171,651 for the three months ended June 30, 2022, reflecting a decrease of $88,003.

Expenses

The Company’s operating expenses increased to $2,160,367 for the three-month period ended June 30, 2023, from $1,140,859 in the corresponding prior period. Lease operating costs decreased by $9,350 to $32,015 for the three-month period ended June 30, 2023 as compared to $41,365 for the three-month period ended June 30, 2022, due to lower realized production levels. DD&A expense was relatively unchanged at $2,722 for the three months ended June 30, 2023 as compared to $2,870 for the three months ended June 30, 2022. General and administrative expenses reflected an increase of $1,029,006 to $2,125,630, when compared to $1,096,624 in the corresponding prior period, primarily due to non-recurring costs associated with the pending merger.

Income (loss) from Operations

The Company generated a loss from operations for the three months ended June 30, 2023 of $(2,076,719), when compared to a loss from operations of $(969,208) for the three months ended June 30, 2022.

Other Income (Expense)

The Company had other income of $3,997,500 for the three months ended June 30, 2023, as compared to other income of $5,564,213 for the three months ended June 30, 2022, primarily a result of the Company’s stock price and its impact on our derivatives.

Net Income (Loss)

The Company had net income of $1,920,781 during the three-month period ended June 30, 2023, compared with a net income of $4,595,005 for the three-month period ended June 30, 2022, primarily as a result of the items discussed above.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Revenue

The Company had gross revenues of $177,119 for the six months ended June 30, 2023, as compared to $308,058 for the six months ended June 30, 2022, reflecting a decrease of $130,939.

Expenses

The Company’s operating expenses increased to $3,625,488 for the six-month period ended June 30, 2023, from $2,294,835 in the corresponding prior period. Lease operating costs decreased by $15,630 to $75,100 for the six-month period ended June 30, 2023 as compared to $90,730 for the six-month period ended June 30, 2022, due to lower realized production levels. DD&A expense was relatively unchanged at $5,544 for the six months ended June 30, 2023 as compared to $5,737 for the six months ended June 30, 2022. General and administrative expenses and stock-based compensation combined reflected an increase of $1,346,476 to $3,544,844, when compared to $2,198,368 in the corresponding prior period, primarily due to non-recurring costs associated with the pending merger.

Income (loss) from Operations

The Company generated a loss from operations for the six months ended June 30, 2023 of $(3,448,369), when compared to a loss from operations of $(1,986,777) for the six months ended June 30, 2022.

Other Income (Expense)

The Company had other income of $3,023,074 for the six months ended June 30, 2023, as compared to other (expense) of $(61,573,665) for the six months ended June 30, 2022, primarily a result of the Company’s stock price and its impact on our derivatives.

Net Income (Loss)

The Company had a net loss of $(425,295) during the six-month period ended June 30, 2023, compared with a net loss of $(63,560,442) for the six-month period ended June 30, 2022, primarily as a result of the items discussed above.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

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

There were no changes in Internal Control Over Financial Reporting during the quarter ended June 30, 2023.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of June 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2023, the Company issued unregistered equity securities as described below:

The Company issued a total of 8,445,622 common shares to preferred stockholders. Certain of such shares of common stock were due under one of the stockholder’s prior conversions of Series C Preferred Stock into common stock, and were issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering. The balance of such shares of common stock were issued in connection with the stockholders’ conversions of Series C Preferred Stock into common stock, and issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering.

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

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

2.1

Agreement and Plan of Merger by and Between Viking Energy Group, Inc. and Camber Energy, Inc. dated as of February 15, 2021 (Filed as Exhibit 2.1 to Camber’s Report on Form 8-K, filed with the Commission on February 18, 2021 and incorporated herein by reference) (File No. 001-32508)

2.2

First Amendment to Agreement and Plan of Merger by and Between Viking Energy Group, Inc., and Camber Energy, Inc. dated as of April 18, 2023 (Filed as Exhibit 2.1 to Camber’s Report on Form 8-K, filed with the Commission on April 19, 2023 and incorporated herein by reference) (File No. 001-32508)

3.1

Certificate of Amendment to Articles of Incorporation of Camber Energy, Inc. (Filed as Exhibit 3.1 to Camber’s Report on Form 8-K, filed with the Commission on April 27, 2023 and incorporated herein by reference) (File No. 001-32508)

3.2

Certificate of Designation of Series A Convertible Preferred Stock, dated August 1, 2023 (Filed as Exhibit 3.1 to Camber’s Report on Form 8-K, filed with the Commission on August 1, 2023 and incorporated herein by reference) (File No. 001-32508)

3.3

Certificate of Designation of Series H Convertible Preferred Stock, dated August 1, 2023 (Filed as Exhibit 3.2 to Camber’s Report on Form 8-K, filed with the Commission on August 1, 2023 and incorporated herein by reference) (File No. 001-32508)

10.1

Warrant Termination Agreement, by and between Camber Energy, Inc. and the Investor named therein, dated as of April 25, 2023 (Filed as Exhibit 10.1 to Camber’s Report on Form 8-K, filed with the Commission on April 26, 2023 and incorporated herein by reference) (File No. 001-32508)

10.2

Warrant Termination Agreement, by and between Camber Energy, Inc. and the Investor named therein, dated as of April 25, 2023 (Filed as Exhibit 10.2 to Camber’s Report on Form 8-K, filed with the Commission on April 26, 2023 and incorporated herein by reference) (File No. 001-32508)

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

CAMBER ENERGY, INC. (Registrant)

/s/ James Doris	Date: August 11, 2023
Principal Executive Officer

/s/ Frank W. Barker, Jr.	Date: August 11, 2023
Principal Financial and Accounting Officer

