Form 10-Q
period 2023-09-30
CAMBER ENERGY, INC.
filed 2023-11-14
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

______________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2023, the registrant had 107,531,250 shares of common stock outstanding.

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC. Consolidated Balance Sheets
	September 30, 2023	December 31, 2022
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash	$1,432,599	$3,239,349
Accounts receivable, net	6,496,069	5,276,622
Inventory	9,533,284	10,276,662
Prepaids and other current assets	482,902	158,107
Total current assets	17,944,854	18,950,740

Oil and gas properties, full cost method
Proved oil and gas properties, net	2,595,847	1,285,918
Total oil and gas properties, net	2,595,847	1,285,918

Fixed assets, net	1,604,257	1,716,200
Right of use assets, net	3,411,385	4,357,328
ESG Clean Energy license, net	4,346,245	4,577,131
Other intangibles - Simson Maxwell, net	3,129,136	3,254,600
Other intangibles - Variable Interest Entities	15,433,340	15,433,340
Goodwill	52,970,485	-
Due from related parties	326,053	327,132
Deposits and other assets	10,300	10,300
TOTAL ASSETS	$101,771,902	$49,912,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,288,498	$3,905,247
Accrued expenses and other current liabilities	6,785,089	1,248,301
Customer deposits	3,156,514	5,447,025
Due to Parent	-	6,572,300
Undistributed revenues and royalties	2,295,259	2,378,739
Current portion of operating lease liability	1,201,563	1,304,047
Due to related parties	627,001	629,073
Current portion of notes payable - related parties	395,964	56,916
Bank indebtedness - credit facility	4,324,791	3,111,350
Derivative liability	3,319,210	-
Current portion of long-term debt - net of discount	2,743	637,335
Total current liabilities	27,396,632	25,290,333
Long term debt - net of current portion and debt discount	38,849,855	2,106,281
Notes payable - related parties - net of current portion	579,780	627,153
Operating lease liability, net of current portion	2,260,844	3,160,654
Contingent obligations	1,435,757	1,435,757
Asset retirement obligation	2,059,842	1,927,196
TOTAL LIABILITIES	72,582,710	34,547,374

Commitments and contingencies (Note 14)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock Series A, $0.001 par value, 50,000 shares authorized, 28,092 shares issued and outstanding as of September 30, 2023 and December 31, 2022	28	28
Preferred stock Series C, $0.001 per value, 5,200 shares authorized, 30 shares issued and outstanding as of September 30, 2023. Liquidation preference of $1,033,950.	1	-
Preferred stock Series G, $0.001 par value, 25,000 authorized, 5,272 shares issued and outstanding as of September 30, 2023. Liquidation preference of nil.	5	-
Preferred stock Series H, $0.001 par value, 2,075 shares authorized, 275 and 475 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3	5
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,531,250 and 44,852,611 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	107,531	44,853
Additional paid-in capital	166,669,397	127,757,269
Accumulated other comprehensive loss	(304,182)	(425,677)
Accumulated deficit	(147,393,746)	(122,187,673)
Parent’s stockholders’ equity in Camber	19,079,037	5,188,805
Non-controlling interest	10,110,155	10,176,510
TOTAL STOCKHOLDERS’ EQUITY	29,189,192	15,365,315
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$101,771,902	$49,912,689

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue
Power generation units and parts	$6,742,182	$3,278,966	$14,502,388	$6,913,093
Service and repairs	3,155,064	2,763,886	9,199,965	8,086,449
Oil and gas sales	233,824	117,854	705,230	3,666,726
	10,131,070	6,160,706	24,407,583	18,666,268
Operating expenses
Cost of goods sold	6,653,715	4,817,640	16,256,686	9,871,239
Lease operating costs	207,931	243,679	534,123	1,429,847
General and administrative	3,557,486	2,727,655	10,064,707	11,208,417
Stock based compensation	-	1,025,464	-	1,614,334
Depreciation, depletion and amortization	237,361	313,191	698,061	1,326,661
Accretion – Asset Retirement Obligation	17,961	26,238	67,599	107,869
Total operating expenses	10,674,454	9,153,867	27,621,176	25,558,367

Loss from operations	(543,384)	(2,993,161)	(3,213,593)	(6,892,099)

Other income (expense)
Interest expense, net	(421,348)	(154,022)	(757,503)	(507,067)
Amortization of debt discount	(608,002)	(2,400)	(873,776)	(97,296)
Change in fair value of derivative liability	(5,986,536)	-	(5,803,791)	-
Net loss on sale of oil and gas properties and fixed assets	-r	(7,744,680)	-	(7,744,680)
Loss on extinguishment of debt	(442,203)	-	(605,507)	-
Goodwill impairment	(14,486,745)	-	(14,486,745)	-
Other income	124,130	33,576	468,487	545,431
Total other expense, net	(21,820,704)	(7,867,526)	(22,058,835)	(7,803,612)

Net loss before income taxes	(22,364,088)	(10,860,687)	(25,272,428)	(14,695,711)
Income tax benefit (expense)	-	-	-	-
Net loss	(22,364,088)	(10,680,687)	(25,272,428)	(14,695,711)
Net income (loss) attributable to non-controlling interest	298,220	(583,774)	(66,355)	(1,132,628)
Net loss attributable to Camber Energy, Inc.	$(22,662,308)	$(10,276,913)	$(25,206,073)	$(13,563,083)
Loss per share of common stock
Basic and Diluted	$(0.28)	$(0.23)	$(0.43)	$(0.30)
Weighted average number of shares of common stock outstanding
Basic and Diluted	81,321,320	44,852,609	58,140,435	44,575,342

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Comprehensive Loss (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Net loss	$(22,364,088)	$(10,860,687)	$(25,272,428)	$(14,695,711)
Foreign currency translation adjustment	11,387	(372,130)	121,495	(306,835)

Total comprehensive loss	(22,352,701)	(11,232,817)	(25,150,933)	(15,002,546)

Less comprehensive income (loss) attributable to non-controlling interest
Income (loss) attributable to non-controlling interest	298,220	(583,774)	(66,355)	(1,132,628)
Foreign currency translation adjustment attributable to non-controlling interest	4,498	(146,991)	47,990	(121,200)

Comprehensive income (loss) attributable to non-controlling interest	302,718	(730,765)	(18,365)	(1,253,828)

Comprehensive loss attributable to Camber	$(22,655,419)	$(10,502,052)	$(25,132,568)	$(13,748,718)

CAMBER ENERGY, INC. Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(25,272,428)	$(14,695,711)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative liability	5,803,791	-
Stock based compensation	-	1,614,334
Depreciation, depletion and amortization	698,061	1,326,661
Amortization of operational right-of-use assets	12,326	16,443
Accretion – asset retirement obligation	67,599	107,869
Amortization of debt discount	873,776	97,296
Loss on extinguishment of debt	605,507	-
Goodwill impairment	14,486,745	-
Net loss on sale of oil and gas properties and fixed assets	-	8,944,680
Changes in operating assets and liabilities
Accounts receivable	(1,219,447)	3,506,863
Prepaids and other current assets	(76,879)	297,915
Inventory	743,378	(2,947,729)
Accounts payable	(245,418)	(4,723,140)
Accrued expenses and other current liabilities	936,099	(1,051,080)
Due to related parties	(993)	143,631
Customer deposits	(2,290,511)	3,776,570
Undistributed revenues and royalties	(83,480)	1,476,856
Net cash used in operating activities	(4,961,874)	(2,108,542)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	3,590,000
Investment in and acquisition of oil and gas properties	-	(9,813)
Proceeds from sale of fixed assets	-	76,310
Acquisition of fixed assets	(133,373)	(46,554)
Cash acquired on Merger	154,955	-
Collection of notes receivable	-	3,000,000
Net cash provided by investing activities	21,582	6,609,943

Cash flows from financing activities:
Repayment of long-term debt	(373,069)	(8,477,664)
Proceeds of long-term debt	4,000,000	-
Proceeds from (repayment of) non-interest-bearing advances from Camber	(2,120,000)	2,722,300
Advances from bank credit facility	1,213,441	2,995,017
Issuance of promissory notes	291,675	-
Net cash provided by (used in) financing activities	3,012,047	(2,760,347)

Effect of exchange rates on cash	121,495	(306,835)

Net increase (decrease) in cash	(1,806,750)	1,434,219
Cash, beginning of period	3,239,349	3,467,938

Cash, end of period	$1,432,599	$4,902,157
Supplemental Cash Flow Information:
Cash paid for:
Interest	$421,754	$494,862
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Issuance of shares on conversion of debt	$3,832,273	$-
Amortization of right-of-use asset and lease liability	$945,943	$948,870
Issuance of shares for purchase of VIE interests	$-	$2,250,000
Issuance of preferred shares for purchase of VIE interest	$-	$4,750,000
Contingent obligation associated with acquisition of VIE interests	$-	$1,435,757
Issuance of warrants for services	-	$778,204

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the nine months ended September 30, 2023

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional	Accumulated Other			Total
	Series A		Series C		Series G		Series H		Common Stock		Paid-in	Comprehensive	(Accumulated	Noncontrolling
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest

Balances at December 31, 2022	28,092	$28					475	$5	44,852,611	$44,853	$127,757,269	$(425,677)	$(122,187,673)	$10,176,510	$15,365,315

Common shares issued on exercise of warrants									3,849,306	3,849	(3,849)				-
Reverse merger adjustment			49	1	5,272	5			32,876,514	32,876	28,167,903				28,200,785
Common shares issued on conversion of debt									9,625,905	9,626	6,506,430				6,516,056
Common shares issued on conversion of Series H preferred stock							(200)	(2)	3,333,333	3,333	(3,331)				-
Common shares issued on conversion of Series C preferred stock			(19)	-					1,093,358	1,094	(1,094)				-
Common shares issued on true-up of Series C preferred stock									11,900,223	11,900	4,246,069				4,257,969
Foreign currency translation adjustment												121,495			121,495
Net loss													(25,206,073)	(66,355)	(25,272,428)
Balances at September 30, 2023	28,092	$28	30	$1	5,272	$5	275	$3	107,531,250	$107,531	$166,669,397	$(304,182)	$(147,393,746)	$10,110,155	$29,189,192

For the nine months ended September 30, 2022

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional	Accumulated Other			Total
	Series A		Series C		Series G		Series H		Common Stock		Paid-in	Comprehensive	(Accumulated	Noncontrolling
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest

Balances at December 31, 2021	28,092	$28							41,102,609	$41,103	$120,316,152	$(177,981)	$(106,760,344)	$4,609,271	$18,028,229

Rounding difference									2
Shares issued in acquisition of membership interest in Viking Ozone, LLC									3,333,333	3,333	1,996,667			2,420,189	4,420,189
Shares issued in acquisition of membership interest in Viking Sentinel, LLC									416,667	417	232,917			224,184	457,518
Shares issued in acquisition of membership interest in Viking Protection, LLC							475	5			4,433,329			4,686,542	9,119,876
Adjustment to acquisition of Simson-Maxwell														167,254	167,254
Warrants issued for services											778,204				778,204
Foreign currency translation adjustment												(306,835)			(306,835)
Net loss													(13,563,083)	(1,132,628)	(14,695,711)
Balances at September 30, 2022	28,092	$28	-	$-	-	$-	475	$5	44,852,611	$44,853	$127,757,269	$(484,816)	$(120,323,427)	$10,974,812	$17,968,724

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Notes to Consolidated Financial Statements (Unaudited)

Note 1. Merger with Viking Energy Group, Inc.

On August 1, 2023, Camber Energy, Inc. (“Camber”, the “Company”, “we”, “us” or “our”)  completed the previously announced merger (“the Merger”) with Viking Energy Group, Inc. (“Viking”) pursuant to the terms and conditions of the Agreement and Plan of Merger between Camber and Viking dated February 15, 2021, which was amended on April 18, 2023 (as amended, the “Merger Agreement”), with Viking surviving the Merger as a wholly owned subsidiary of Camber.

Upon the terms and conditions in the Merger Agreement, each share: (i) of common stock, par value $0.001 per share, of Viking (the “Viking Common Stock”) issued and outstanding, other than shares owned by Camber, was converted into the right to receive one share of common stock of Camber (the “Camber Common Stock”); (ii) of Series C Preferred Stock of Viking (the “Viking Series C Preferred Stock”) issued and outstanding was converted into the right to receive one share of Series A Convertible Preferred Stock of Camber (the “New Camber Series A Preferred Stock”) and (iii) of Series E Convertible Preferred Stock of Viking (the “Viking Series E Preferred Stock,” and, together with the Viking Series C Preferred Stock, the “Viking Preferred Stock”) issued and outstanding was converted into the right to receive one share of Series H Preferred Stock of Camber (the “New Camber Series H Preferred Stock,” and, together with the New Camber Series A Preferred Stock, the “New Camber Preferred”).

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

Each outstanding option or warrant to purchase Viking Common Stock (a “Viking Option”), to the extent unvested, automatically became fully vested and was converted automatically into an option or warrant (an “Adjusted Option”) to purchase, on substantially the same terms and conditions as were applicable to such Viking Option, except that instead of being exercisable into Viking Common Stock, such Adjusted Option is exercisable into Camber Common Stock.

Each outstanding promissory note issued by Viking that is convertible into Viking Common Stock (a “Viking Convertible Note”) was converted into a promissory note convertible into Camber Common Stock (an “Adjusted Convertible Note”) having substantially the same terms and conditions as applied to the corresponding Viking Convertible Note (including, for the avoidance of doubt, any extended post-termination conversion period that applies following consummation of the Merger), except that instead of being convertible into Viking Common Stock, such Adjusted Convertible Note is convertible into Camber Common Stock.

In connection with the Merger, Camber issued approximately 49,290,152 shares of Camber Common Stock, which represented approximately 59.99% of the outstanding Camber Common Stock after giving effect to such issuance. In addition, Camber reserved for issuance approximately 88,647,137 additional shares of Camber Common Stock in connection with the potential (1) conversion of the New Camber Series A Preferred Stock, (2) conversion of the New Camber Series H Preferred Stock, (3) exercise of the Adjusted Options and (4) conversion of the Adjusted Convertible Notes.

For accounting purposes, the Merger is deemed a reverse acquisition. Consequently, Viking (the legal subsidiary) was treated as the acquiror of Camber (the legal parent). Accordingly, these consolidated financial statements reflect the financial position, operating results, and cash flow of Viking up to the date of the Merger, and the combined financial position, operating results and cash flow of Viking and Camber from August 1, 2023 to September 30, 2023. The prior year comparative financial information is that of Viking.

James A. Doris continues to serve as President and Chief Executive Officer of the combined company, and the combined company continues to have its headquarters in Houston, Texas.

Note 2. Company Overview and Operations

Camber is a growth-oriented diversified energy company. Through Viking’s majority-owned subsidiaries we provide custom energy and power solutions to commercial and industrial clients in North America, and have a majority interest in: (i) an entity with intellectual property rights to a fully developed, patented, proprietary Medical and Bio-Hazard Waste Treatment system using Ozone Technology; and (ii) entities with the intellectual property rights to fully developed, patented and patent pending, proprietary Electric Transmission and Distribution Open Conductor Detection Systems. Also through Viking, we hold a license to a patented clean energy and carbon-capture system with exclusivity in Canada and for multiple locations in the United States. Viking’s other subsidiaries own interests in oil properties in the United States. The Company is also exploring other renewable energy-related opportunities and/or technologies, which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time.

Custom Energy and Power Solutions:

Simson-Maxwell Acquisition

On August 6, 2021, Viking, acquired approximately 60.5% of the issued and outstanding shares of Simson-Maxwell Ltd. (“Simson-Maxwell”), a Canadian federal corporation, for $7,958,159 in cash. Simson-Maxwell manufactures and supplies power generation products, services and custom energy solutions. Simson-Maxwell provides commercial and industrial clients with efficient, flexible, environmentally responsible and clean-tech energy systems involving a wide variety of products, including CHP (combined heat and power), tier 4 final diesel and natural gas industrial engines, solar, wind and storage. Simson-Maxwell also designs and assembles a complete line of electrical control equipment including switch gear, synchronization and paralleling gear, distribution, Bi-Fuel and complete power generation production controls. Operating for over 80 years, Simson-Maxwell’s seven branches assist with servicing a large number of existing maintenance arrangements and meeting the energy and power-solution demands of the Company’s other customers.

Clean Energy and Carbon-Capture System:

In August 2021, Viking entered into a license agreement with ESG Clean Energy, LLC (“ESG”), to utilize ESG’s patent rights and know-how related to stationary electric power generation and heat and carbon dioxide capture (the “ESG Clean Energy System”). The intellectual property licensed by Viking includes certain patents and/or patent applications, including: (i) U.S. Patent No.: 10,774,733, File date: October 24, 2018, Issue date: September 15, 2020, Titled: “Bottoming Cycle Power System”; (ii) U.S. Patent No.: 17/661,382, Issue date: August 8, 2023, Titled: ‘Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power, Capturing Carbon Dioxide and Producing Products’; (iii) U.S. Patent No.: 11624307, Issue date: April 22, 2023, Titled: ‘Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power and Capturing Carbon Dioxide’ (iv) European (validated in the United Kingdom, France and Germany) Patent No.: EP3728891, Issue date: April 12, 2023, Titled: “Bottoming Cycle Power System”; (v) U.S. Patent Application No.: 17/224,200, File date: April 7, 2021, Titled: “Bottoming Cycle Power System” (which was subsequently approved by the U.S. Patent & Trademark Office in March, 2022 (No. 11,286,832); (vi) U.S. Patent Application No.: 17/358,197, File date: June 25, 2021, Titled: “Bottoming Cycle Power System”; (vii) U.S. Patent Application No.: 17/448,943, File date: September 27, 2021, Titled: “Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power and Capturing Carbon Dioxide”; and (viii) U.S. Patent Application No.: 17/448,938, File date: September 27, 2021, Titled: “Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power, Capturing Carbon Dioxide and Producing Products.

The ESG Clean Energy System is designed to, among other things, generate clean electricity from internal combustion engines and utilize waste heat to capture approximately 100% of the carbon dioxide (CO2) emitted from the engine without loss of efficiency, and in a manner to facilitate the production of certain commodities. Patent No. 11,286,832, for example, covers the invention of an “exhaust-gas-to-exhaust-gas heat exchanger” that efficiently cools – and then reheats – exhaust from a primary power generator so greater energy output can be achieved by a secondary power source with safe ventilation. Another key aspect of this patent is the development of a carbon dioxide capture system that utilizes the waste heat of the carbon dioxide pump to heat and regenerate the adsorber that enables carbon dioxide to be safely contained and packaged.

The Company intends to sell, lease and/or sub-license the ESG Clean Energy System to third parties using, among other things, Simson-Maxwell’s existing distribution channels. The Company may also utilize the ESG Clean Energy System for its own account, whether in connection with its petroleum operations, Simson-Maxwell’s power generation operations, or otherwise.

Medical Waste Disposal System Using Ozone Technology:

In January 2022, Viking acquired a 51% interest in Viking Ozone Technology, LLC (“Viking Ozone”), which owns the intellectual property rights to a patented (i.e., US Utility Patent No. 11,565,289), proprietary medical and biohazard waste treatment system using ozone technology. Simson-Maxwell has been designated the exclusive worldwide manufacturer and vendor of this system. The technology is designed to be a sustainable alternative to incineration, chemical, autoclave and heat treatment of bio-hazardous waste, and for the treated waste to be classified as renewable fuel for waste-to-energy (“WTE”) facilities in many locations around the world.

Open Conductor Detection Technologies:

In February 2022, Viking acquired a 51% interest in two entities, Viking Sentinel Technology, LLC (“Viking Sentinel”) and Viking Protection Systems, LLC (“Viking Protection”), that own the intellectual property rights to patented (i.e. U.S. utility patent 11,769,998 titled " Electric Transmission Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring Devices’) and patent pending (i.e., US Applications 16/974,086, and 17/693,504), proprietary electric transmission and distribution open conductor detection systems. The systems are designed to detect a break in a transmission line, distribution line, or coupling failure, and to immediately terminate the power to the line before it reaches the ground. The technology is intended to increase public safety and reduce the risk of causing an incendiary event, and to be an integral component within grid hardening and stability initiatives by electric utilities to improve the resiliency and reliability of existing infrastructure.

Oil and Gas Properties

Existing Assets:

Through Mid-Con Petroleum, LLC and Mid-Con Drilling, LLC (collectively, the “Mid-Con Entities”), wholly owned subsidiaries of Viking, the Company owns working interests in oil fields in Kansas, which include a combination of producing wells, non-producing wells and water injection wells.

Divestitures in 2022:

On July 8, 2022, four of the wholly owned subsidiaries of Petrodome Energy, LLC (“Petrodome”), a wholly owned subsidiary of the Company, entered into Purchase and Sale Agreements to sell all of their interests in the oil and gas assets owned by those Petrodome subsidiaries, including in the aggregate, interests in 8 producing wells, 8 shut-in wells, 2 saltwater disposal wells and 1 inactive well, to third parties for $3,590,000 in cash. The proceeds from the sale were used to fully repay Petrodome’s indebtedness to CrossFirst Bank under the June 13, 2018 revolving line of credit loan.

This transaction resulted in the disposition of most of the Company’s total oil and gas reserves (see Note 6). The Company recorded a loss on the transaction in the amount of $8,961,705, as follows:

Proceeds from sale	$3,590,000
Reduction in oil and gas full cost pool (based on % of reserves disposed)	(12,791,680)
ARO recovered	239,975
Loss on disposal	$(8,961,705)

Additionally, in July 2022, the Company received an unanticipated refund of a $1,200,000 performance bond as a result of Petrodome ceasing to operate certain assets in the State of Louisiana. The gain from this refund was included in the “loss from the sale of oil and gas properties and fixed assets’ in the Consolidated Statement of Operations.

Note 3. Going Concern

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(25,272,428) for the nine months ended September 30, 2023, as compared to a net loss of $(14,695,711) for the nine months ended September 30, 2022. The loss for the nine months ended September 30, 2023, was comprised of, among other things, certain non-cash items, including: (i) goodwill impairment of $14,486,745; (ii) change in fair value of derivative liability of $5,803,791; (iii) loss on extinguishment of debt of $605,507; (iii) amortization of debt discount of $873,776; (iv) depreciation, depletion and amortization of $698,061; and (v) accretion of asset retirement obligation of $67,599.

As of September 30, 2023, the Company had a stockholders’ equity of $29,189,192, long-term debt of $38,849,855 and a working capital deficiency of $9,451,778. The largest components of current liabilities creating this working capital deficiency is drawings by Simson-Maxwell against its bank credit facility of $4,324,791, accrued interest on notes payable to Discover of $4,594,469 and a derivative liability of $3,319,210.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to utilize the resources in place to generate future profitable operations, to develop additional acquisition opportunities, and to obtain the necessary financing to meet its obligations and repay its liabilities arising from business operations when they come due. Management believes the Company may be able to continue to develop new opportunities and may be able to obtain additional funds through debt and / or equity financings to facilitate its business strategy; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 4. Summary of Significant Accounting Policies

a) Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Camber’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

b) Basis of Consolidation

The consolidated financial statements presented herein reflect the consolidated financial results of the Company, its wholly owned subsidiaries, Viking Energy Group, Inc. (“Viking”), Camber Permian LLC, CE Operating LLC and CE Operating LLC, the wholly owned subsidiaries of Viking (Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, Mid-Con Development, LLC, and Petrodome Energy, LLC.), and Simson-Maxwell (a majority owned subsidiary of Viking).

In January 2022, Viking acquired a 51% ownership interest in Viking Ozone, and in February 2022, Viking acquired a 51% ownership interest in both Viking Sentinel and Viking Protection. These entities were formed to facilitate the monetization of acquired intellectual properties (see Note 7). These entities are variable interest entities in which the Company owns a controlling financial interest; consequently, these entities are also consolidated.

All significant intercompany transactions and balances have been eliminated.

c) Foreign Currency

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations and cash flows of businesses conducted in foreign currency are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is included as a component of stockholders’ equity in accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions have been insignificant.

d) Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates relate to the determination of the fair value of the Company’s various series of preferred stock, impairment of long-lived assets, goodwill, fair value of commodity derivatives, stock-based compensation, asset retirement obligations, and the determination of expected tax rates for future income tax recoveries.

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

13

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

As of September 30, 2023, the significant inputs to the Company’s derivative liability relative to the Company’s Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) were Level 3 inputs.

Assets and liabilities measured at fair value as of and for the nine months ended September 30, 2023 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (nine months ended Sept. 30, 2023)

Financial liabilities:
Derivative liability - Series C Preferred Stock	$-	$-	$3,319,210	$(4,037,143)
Derivative liability – Convertible Debt	-	-	-	(1,766,648)
	$-	$-	$3,319,210	$(5,803,791)

f) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investment securities that have original maturities of three months or less. Accounts at banks in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, while accounts at banks in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to CAD $100,000. The Company’s cash balances may at times exceed the FDIC or CDIC insured limits.

g) Accounts Receivable

Accounts receivable for the Company’s oil and gas operations consist of purchaser receivables and joint interest billing receivables. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. During the three months ended March 31, 2022, the Company determined that the collectability of certain accounts receivable balances associated with the disposals of Ichor Energy, LLC, and Elysium Energy, LLC were not collectable and a reserve of $1,800,000 was recorded. These amounts were written off during the year ended December 31, 2022. At September 30, 2023 and December 31, 2022, the Company has not recorded an allowance for doubtful accounts related to oil and gas.

The Company extends credit to its power generation customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally 30 days. The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At September 30, 2023 and December 31, 2022, the Company had a reserve for doubtful accounts on power generation accounts receivable of $19,330 and $19,393, respectively. The Company does not accrue interest on past due accounts receivable.

h) Inventory

Inventories are stated at the lower of cost or net realizable value, and consist of parts, equipment and work in process. Work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items.

Inventory consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Units and work in process	$7,803,096	$8,749,903
Parts	2,899,579	2,791,626
	10,702,675	11,541,529
Reserve for obsolescence	(1,169,391)	(1,264,867)
	$9,533,284	$10,276,662

i) Oil and Gas Properties

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

j) Limitation on Capitalized Costs

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

k) Oil and Gas Reserves

Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof, including evaluations and extrapolations of well flow rates and reservoir pressure. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using recent prices of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices.

l) Accounting for Leases

The Company uses the right-of-use (“ROU”) model to account for leases where the Company is the lessee, which requires an entity to recognize a lease liability and ROU asset on the lease commencement date. A lease liability is measured equal to the present value of the remaining lease payments over the lease term and is discounted using the incremental borrowing rate, as the rate implicit in the Company’s leases is not readily determinable. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease payments include payments made before the commencement date and any residual value guarantees, if applicable. When determining the lease term, the Company includes option periods that it is reasonably certain to exercise as failure to renew the lease would impose a significant economic detriment.

For operating leases, minimum lease payments or receipts, including minimum scheduled rent increases, are recognized as rent expense where the Company is a lessee on a straight-line basis (“Straight-Line Rent”) over the applicable lease terms. The excess of the Straight-Line Rent over the minimum rents paid is included in the ROU asset where the Company is a lessee. Short-term lease cost for operating leases includes rental expense for leases with a term of less than 12 months.

The Company elected the package of practical expedients permitted under the transition guidance for the revised lease standard, which allowed Viking to carry forward the historical lease classification, retain the initial direct costs for any leases that existed prior to the adoption of the standard and not reassess whether any contracts entered into prior to the adoption are leases. The Company also elected to account for lease and non-lease components in lease agreements as a single lease component in determining lease assets and liabilities. In addition, the Company elected not to recognize the right-of-use assets and liabilities for leases with lease terms of one year or less.

m) Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer lists, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

n) Intangible Assets

Intangible assets include amounts related to the Company’s license agreement with ESG Clean Energy, LLC, and its investments in Viking Ozone, LLC, Viking Protection Systems, LLC and Viking Sentinel, LLC. Additionally, as part of the acquisition of Simson-Maxwell, Viking identified intangible assets consisting of Simson-Maxwell’s customer relationships and its brand. These intangible assets are described in detail in Note 7.

The intangible assets related to the ESG Clean Energy license and the Simson-Maxwell customer relationships are being amortized on a straight-line basis over 16 years (the remaining life of the related patents) and 10 years, respectively. The other intangible assets are not amortized.

The Company reviews these intangible assets, at least annually, for possible impairment when events or changes in circumstances that the assets carrying amount may not be recoverable. In evaluating the future benefit of its intangible assets, the Company estimates the anticipated undiscounted future net cash flows of the intangible assets over the remaining estimated useful life. If the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying value of the asset over its fair value.

o) Income (Loss) per Share

Basic and diluted income (loss) per share calculations are calculated on the basis of the weighted average number of shares of the Company’s common stock outstanding during the year. Diluted earnings per share give effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted earnings per share, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise price of the options and warrants. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.

For the nine months ended September 30, 2023 and 2022, there were approximately 15,092,983 and 17,204,020 common stock equivalents, respectively, that were omitted from the calculation of diluted income per share as they were anti-dilutive.

p) Revenue Recognition

Oil and Gas Revenues

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

The following table disaggregates the Company’s oil and gas revenue by source for the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Oil	$213,609	$337,665	$604,870	$1,956,461
Natural gas and natural gas liquids	14,615	(235,479)	14,615	978,971
Well operations	5,600	15,668	85,745	731,294
	$233,824	$117,854	$705,230	$3,666,726

Power Generation Revenues

Through its 60.5% ownership in Simson-Maxwell, the Company manufactures and sells power generation products, services and custom energy solutions. Simson-Maxwell provides commercial and industrial clients with emergency power generation capabilities. Simson Maxwell’s derives its revenues as follows:

1.

Sale of power generation units. Simson-Maxwell manufactures and assembles power generation solutions. The solutions may consist of one or more units and are generally customized for each customer. Contracts are required to be executed for each customized solution. The contracts generally require customers to submit non-refundable progress payments for measurable milestones delineated in the contract. The Company considers the completed unit or units to be a single performance obligation for purposes of revenue recognition and recognizes revenue when control of the product is transferred to the customer, which typically occurs upon shipment or delivery to the customer. Sales, use, value add and other similar taxes assessed by governmental authorities and collected concurrent with revenue-producing activities are excluded from revenue. Progress payments are recognized as contract liabilities until the completed unit is delivered. Revenue is measured as the amount of consideration the Company expects to be entitled in exchange for the transfer of the units, which is generally the price stated in the contract. The Company does not allow returns because of the customized nature of the units and does not offer discounts, rebates, or other promotional incentives or allowances to customers. Simson-Maxwell has elected to recognize the cost for freight activities when control of the product has transferred to the customer as an expense within cost of goods.

At the request of certain customers, the Company will warehouse inventory billed to the customer but not delivered. Unless all revenue recognition criteria have been met, the Company does not recognize revenue on these transactions until the customer takes possession of the product.

2.

Parts revenue- Simson-Maxwell sells spare parts and replacement parts to its customers. Simson-Maxwell is an authorized parts distributor for a number of national and international power generation manufacturers. The Company considers the purchase orders for parts, which in some cases are governed by master sales agreements, to be the contracts with the customers. For each contract, the Company considers the commitment to transfer products, each of which is distinct, to be the identified performance obligations. Revenue is measured as the amount of consideration the Company expects to be entitled in exchange for the transfer of product, which is generally the price stated in the contract specific for each item sold, adjusted for the value of expected returns. Sales, use, value add and other similar taxes assessed by governmental authorities and collected concurrent with revenue-producing activities are excluded from revenue. Simson-Maxwell has elected to recognize the cost for freight activities when control of the product has transferred to the customer as an expense within cost of goods sold in the consolidated statements of comprehensive income. Parts revenues are recognized at the point in time when control of the product is transferred to the customer, which typically occurs upon shipment or delivery to the customer.

3.

Service and repairs- Simson-Maxwell offers service and repair of various types of power generation systems. Service and repairs are generally performed on customer owned equipment and billed based on labor hours incurred. Each repair is considered a performance obligation. As a result of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. Simson-Maxwell generally uses the cost-to-cost measure of progress for its service work because the customer controls the asset as it is being serviced. Most service and repairs are completed within one or two days.

The following table disaggregates Simson-Maxwell’s revenue by source for the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Power generation units	$4,849,415	$2,082,218	$10,416,808	$3,591,365
Parts	1,892,767	1,196,748	4,085,580	3,321,728
Total units and parts	6,742,182	3,278,966	14,502,388	6,913,093
Service and repairs	3,155,064	2,763,886	9,199,965	8,086,449
	$9,897,246	$6,042,852	$23,702,353	$14,999,542

q) Income Taxes

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

r) Stock-Based Compensation

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

s) Impairment of Long-lived Assets

The Company, at least annually, is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the nine months ended September 30, 2023 and 2022.

t) Accounting for Asset Retirement Obligations

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

The following table describes the changes in the Company’s asset retirement obligations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022
Asset retirement obligation – beginning	$1,927,196	$2,111,650
ARO recovered on sale of assets	-	(239,975)
ARO acquired on the Merger	65,047
Accretion expense	67,599	107,869
Asset retirement obligation – ending	$2,059,842	$1,979,544

u) Derivative Liabilities

Convertible Preferred Shares

The Series C Preferred Stock and the Company’s Series G Redeemable Convertible Preferred Stock (the “Series G Preferred Stock”) contain provisions that could result in modification of the conversion price that is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40, “Derivatives and Hedging”.

The Series C Preferred Stock are convertible into shares of common stock at a fixed $162.50 conversion rate. Upon conversion, the holder is entitled to dividends as if the shares had been held to maturity, which is referred to as the Conversion Premium. The conversion ratio is based on a volume weighted average price (“VWAP”) calculation based on the lowest stock price over the Measurement Period. The Measurement Period is 30 trading days (or 60 trading days if there is a Triggering Event) prior to the conversion date and 30 trading days (or 60 trading days if there is a Triggering Event) after the conversion date. The VWAP calculation is subject to adjustment if there is a Triggering Event and the Measurement Period is subject to adjustment in the event that the Company is in default of one or more Equity Conditions provided in the Certificate of Designation (“COD”). For example, the Measurement Period may be extended one day for every day the Company is not in compliance with one or more of the Equity Conditions. Trigger events are described in the designation of the Series C Preferred Stock, but include items which would typically be events of default under a debt security, including filing of reports late with the SEC.

At the conversion date, the number of shares due for the Conversion Premium is estimated based on the previous 30-day VWAP (or 60 trading days if there is a Triggering Event). If the VWAP calculation for the portion of the Measurement Period following the date of conversion is lower than the VWAP for the portion of the Measurement Period prior to the date of conversion, the holder will be issued additional shares of common stock, referred to as True-Up shares. If the VWAP calculation is higher, no True-Up shares are issued.

The Company has determined that the Series C Preferred Stock contains an embedded derivative liability relating to the Conversion Premium and, upon conversion, a derivative liability for the potential obligation to issue True-Up Shares relating to shares of Series C Preferred Stock that have been converted and the Measurement Period has not expired, if applicable.

The fair value of the derivative liability relating to the Conversion Premium for any outstanding shares of Series C Preferred Stock is equal to the cash required to settle the Conversion Premium. The fair value of the potential True-Up share obligation has been estimated using a binomial pricing mode and the lesser of the conversion price or the lowest closing price of the Company’s stock subsequent to the conversion date, and the historical volatility of the Company’s common stock.

The Series G Convertible Preferred stock is redeemable or convertible into a variable number of shares of common stock, at the option of the Company. The conversion rate is determined at the time of conversion using a VWAP calculation similar to the Series C Preferred Stock described above. As a result, the Series G Preferred Stock contains an embedded derivative that is required to be recorded at fair value. The Company has determined that the fair value of the embedded derivative is negligible due to the restrictions on conversion.

Capitalized terms used but not defined herein with respect to the Series C Preferred Stock or the Series G Preferred Stock have the meaning assigned to them in the Fifth Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock filed by the Company with the Secretary of State of Nevada on November 8, 2021, as amended on October 28, 2022 (as amended, the “Series C COD”) or the Certificate of Designations of Preferences, Powers, Rights and Limitations of Series G Redeemable Convertible Preferred Stock filed by the Company with the Secretary of State of Nevada on December 30, 2021 (the “Series G COD”), as applicable.

Convertible Debt

We review the terms of convertible debt issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

The Company has adopted a sequencing approach to allocating its authorized and unissued shares when the number of such shares is insufficient to satisfy all convertible instruments or option type contracts that may be settled in shares. Specifically, the Company allocates it authorized and unissued shares based on the inception date of each instrument, with shares allocated first to those instruments with the earliest inception dates. Instruments with later inception dates for which no shares remain to be allocated are reclassified to asset or liability.

v) Undistributed Revenues and Royalties

The Company records a liability for cash collected from oil and gas sales that have not been distributed. The amounts are distributed in accordance with the working interests of the respective owners.

w) Subsequent events

The Company has evaluated all subsequent events from September 30, 2023 through the date of filing of this report (see Note 16).

Note 5. Merger of Camber Energy, Inc. and Viking Energy Group, Inc.

As discussed in Note 1, the Merger has been accounted for as a reverse acquisition with Viking treated as the acquiror of Camber for financial accounting purposes.

The transaction consideration transferred by the accounting acquirer for its interest in the accounting acquiree is based on the number of equity interests the legal subsidiary would have had to issue to give the owners of the legal parent the same percentage equity interest in the combined entity that results from the reverse acquisition. This was determined as follows:

Number of Viking shares of common stock outstanding at merger date	119,218,508
Viking shareholder ownership interest in the merged entity	64.9%
Grossed up number of shares	183,699,488
Number of shares theoretically issued to Camber shareholders	64,480,980
Viking share price at date of merger	$0.807
Consideration transferred	$52,036,151

The consideration transferred was allocated to the assets acquired and liabilities assumed of Camber based upon their estimated fair values as of the merger closing date, and any excess value of the consideration transferred over the net assets will be recognized as goodwill, as follows:

Consideration transferred	$52,036,151

Net Assets Acquired and Liabilities Assumed (Camber):
Cash	$154,955
Prepaids	247,917
Oil and gas properties	1,475,000
Advances due from Viking	4,452,300
Investment in Viking	23,835,365
Goodwill	67,457,229
Total net assets acquired	97,622,766

Accounts payable	$1,628,669
Accrued expenses and other current liabilities	253,353
Derivative liability	3,540,036
Long term debt	40,099,510
Asset retirement obligations	65,047
Total net liabilities assumed	45,586,615

Total Net Assets Acquired and Liabilities Assumed	$52,036,151

At September 30, 2023, the Company concluded that the significant decline in the Company’s share price between the date of the Merger and September 30, 2023 was an indicator of impairment and therefore performed an impairment assessment at that date. Based upon this assessment, the Company recorded an impairment charge of $14,486,745 during the three months ended September 30, 2023.

Note 6. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the nine months ended September 30, 2023:

	December 31,			September 30,
	2022	Adjustments	Impairments	2023
Proved developed producing oil and gas properties
United States cost center	$3,872,488	$1,475,000	$-	$5,347,488
Accumulated depreciation, depletion and amortization	(2,803,375)	(134,368)	-	(2,937,743)
Proved developed producing oil and gas properties, net	$1,069,113	$1,340,632	$-	$2,409,745

Undeveloped and non-producing oil and gas properties
United States cost center	785,302	-	-	785,302
Accumulated depreciation, depletion and amortization	(568,497)	(30,703)	-	(599,200)
Undeveloped and non-producing oil and gas properties, net	$216,805	$(30,703)	$-	$186,102
Total Oil and Gas Properties, Net	$1,285,918	$1,309,929	$-	$2,595,847

During the three months ended September 30, 2023, the Company recorded an addition to oil and gas properties of $1,475,000 related to the merger with Camber (see Note 5).

Note 7. Intangible Assets

ESG Clean Energy License

The Company’s intangible assets include costs associated with securing in August 2021 an Exclusive Intellectual Property License Agreement with ESG, pursuant to which Viking received (i) an exclusive license to ESG’s patent rights and know-how related to stationary electric power generation (not in connection with vehicles), including methods to utilize heat and capture carbon dioxide in Canada, and (ii) a non-exclusive license to the intellectual property in up to 25 sites in the United States that are operated by the Company or its affiliates.

In consideration of the licenses, Viking paid an up-front royalty of $1,500,000 and Viking was obligated to make additional royalty payments as follows: (i) an additional $1,500,000 on or before January 31, 2022, which may be paid in whole or in part in the form of Viking’s common stock based on the price of Viking’s common stock on August 18, 2021, at ESG’s election; (ii) an additional $2,000,000 on or before April 20, 2022, which may be paid in whole or in part in the form of Viking’s common stock based on the price of Viking’s common stock on August 18, 2021, at ESG’s election; and (iii) continuing royalties of not more than 15% of the Company’s net revenues generated using the intellectual property, with the continuing royalty percentage to be jointly determined by the parties collaboratively based on the parties’ development of realistic cashflow models resulting from initial projects utilizing the intellectual property, and with the parties utilizing mediation if they cannot jointly agree to the continuing royalty percentage.

With respect to the payments noted in (i) and (ii) above, totaling $3,500,000, on or about November 22, 2021, the Company paid $500,000 to or on behalf of ESG and ESG elected to accept $2,750,000 in shares of Viking’s common stock at the applicable conversion price, resulting in 6,942,691 shares, leaving a balance owing of $250,000 which was paid in January 2022.

The Company’s exclusivity with respect to Canada shall terminate if minimum continuing royalty payments to ESG are not at least equal to the following minimum payments based on the date that ESG first begins capturing carbon dioxide and selling for commercial purposes one or more commodities from a system installed and operated by ESG using the intellectual property (the “Trigger Date”):

Minimum Payments
Years from the Trigger Date:	For Year Ended
Year two	$500,000
Year three	750,000
Year four	1,250,000
Year five	1,750,000
Year six	2,250,000
Year seven	2,750,000
Year eight	3,250,000
Year nine and after	3,250,000

The Company’s management believes that the Trigger Date could occur as early as the first quarter of 2024 but there is no assurance that it will occur at that or any time.

If the continuing royalty percentage is adjusted jointly by the parties downward from the maximum of 15%, then the minimum continuing royalty payments for any given year from the Trigger Date shall also be adjusted downward proportionally.

The Company recognized amortization expense of $230,886 for the nine months ended September 30, 2023. The estimated future amortization expense for each of the next five years is $304,465 per year.

The ESG intangible asset consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
ESG Clean Energy License	$5,000,000	$5,000,000
Accumulated amortization	(653,755)	(422,869)
	$4,346,245	$4,577,131

Other intangibles – Simson-Maxwell – Customer Relationships and Brand

The Company allocated a portion of the purchase price of Simson-Maxwell to Customer Relationships with a fair value of $1,677,453 and an estimated useful life of 10 years, and the Simson-Maxwell Brand with a fair value of $2,230,673 and an indefinite useful life.

The Company recognized amortization expense for the Customer Relationship intangible of $125,464 for the nine months ended September 30, 2022. The estimated future amortization expense for each of the next five years is $167,745 per year.

The Company periodically reviews the fair value of the Customer Relationships and Brand to determine if an impairment charge should be recognized. The Company did not record any impairment for the nine-month period ended September 30, 2023. For the year ended December 31, 2022 the Company recorded an impairment charge of $83,865 and $367,907, respectively, related to these assets.

The Other intangibles – Simson-Maxwell consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Simson-Maxwell Brand	$2,230,673	$2,230,673
Customer Relationships	1,677,453	1,677,453
Impairment of intangible assets	(451,772)	(451,772)
Accumulated amortization	(327,218)	(201,754)
	$3,129,136	$3,254,600

Note 8. Intangible Assets - Variable Interest Entity Acquisitions (VIE’s)

Medical Waste Disposal System

Choppy

On January 18, 2022, Viking entered into a Securities Purchase Agreement to purchase 51 units, representing 51%, of Viking Ozone , from Choppy Group LLC, a Wyoming limited liability company (“Choppy”), in consideration of the issuance of 8,333,333 shares of Viking common stock to Choppy, 3,333,333 of which shares were issued at closing, 3,333,333 of which shares are to be issued to Choppy after 5 units of the System (as defined below) have been sold, and 1,666,667 of which shares are to be issued to Choppy after 10 units of the System have been sold. Viking Ozone was organized on or about January 14, 2022, for the purpose of developing and distributing a medical and biohazard waste treatment system using ozone technology (the “System”), and on or about January 14, 2022, Choppy was issued all 100 units of Viking Ozone in consideration of Choppy’s assignment to Viking Ozone of all of Choppy’s intellectual property and intangible assets, including patent rights, know-how, procedures, methodologies, and contract rights in connection with the System, and specifically the invention entitled “Multi-Chamber Medical Waste Ozone-Based Treatment Systems and Methods (Docket No. RAS-101A) and related patent application. On January 18, 2022 Viking acquired 51 units (51%) of Viking Ozone from Choppy with Choppy retaining the remaining 49 units (49%) of Viking Ozone, and Viking issued 3,333,333 shares of Viking common stock to Choppy. Viking and Choppy then entered into an Operating Agreement on January 18, 2022 governing the operation of Viking Ozone. Based on the closing price of the Company’s stock on January 18, 2022, the fair value was approximately $2,000,000. The Company determined the acquisition of a 51% interest in Viking Ozone was the acquisition of and initial consolidation of a VIE that is not a business. The acquisition was recorded as follows:

Purchase Price:
Fair value of stock at closing	$2,000,000
Fair value of contingent consideration	495,868
Total consideration	$2,495,868

Purchase Price Allocation:
Intangible asset - IP	$4,916,057
Non-controlling interest	(2,420,189)
Camber ownership interest	$2,495,868

Open Conductor Detection Technologies

Virga

On February 9, 2022, Viking entered into a Securities Purchase Agreement to purchase 51 units, representing 51% of Viking Sentinel, from Virga Systems LLC, a Wyoming limited liability company (“Virga”), in consideration of the issuance of 416,667 shares of Viking common stock to Virga. Viking Sentinel was formed on or about January 31, 2022, and Virga was issued all 100 units of Viking Sentinel in consideration of Virga’s assignment to Viking Sentinel of all of Virga’s intellectual property and intangible assets, including patent rights, know-how, procedures, methodologies, and contract rights in connection with an end of line protection with trip signal engaging for distribution system, and related patent application(s). On February 9, 2022 Viking acquired 51 units (51%) of Viking Sentinel from Virga with Virga retaining the remaining 49 units (49%) of Viking Sentinel, and Viking issued 416,667 shares of Viking common stock to Virga. Viking and Virga then entered into an Operating Agreement on February 9, 2022 governing the operation of Viking Sentinel. The Company determined the acquisition of a 51% interest in Viking Sentinel was the acquisition and initial consolidation of a VIE that is not a business. The acquisition was recorded as follows:

Purchase Price:
Fair value of stock at closing	$233,334
Total consideration	$233,334

Purchase Price Allocation:
Intangible asset - IP	$457,518
Non-controlling interest	(224,184)
Camber ownership interest	$233,334

Jedda

On February 9, 2022, Viking entered into a Securities Purchase Agreement to purchase (the “Purchase”) 51 units (the “Units”), representing a 51% ownership interest in Viking Protection Systems, LLC (“Viking Protection”), from Jedda Holdings LLC (“Jedda”). In consideration for the Units, Viking agreed to issue to Jedda, shares of a new class of Convertible Preferred Stock of Viking with a face value of $10,000 per share (the “Viking Series E Preferred Stock”), or pay cash to Jedda, if applicable, as follows:

No.	Purchase Price*	When Due	No. of Pref. Shares	Conversion Price	No. of Underlying Common Shares	Estimated Revenues if Sales Target Achieved**
1	$250,000	On closing	N/A	$0.60	416,667	N/A
2	$4,750,000	On closing	475	$0.60	7,916,667	N/A
3	$1,000,000	Upon the sale of 10k units	100	$0.75	1,333,333	$50,000,000
4	$2,000,000	Upon the sale of 20k units	200	$1.00	2,000,000	$100,000,000
5	$3,000,000	Upon the sale of 30k units	300	$1.25	2,400,000	$150,000,000
6	$4,000,000	Upon the sale of 50k units	400	$1.50	2,666,667	$250,000,000
7	$6,000,000	Upon the sale of 100k units	600	$2.00	3,000,000	$500,000,000
Total	$21,000,000		2,075	$1.06(avg.)	19,733,334	$500,000,000

___________

*

The $5 million due on closing was payable solely in stock of Viking. All other payments, if the subject sales targets are met, are payable in cash or in shares of convertible preferred stock of the Company, at the seller’s option.

**	These are estimates only. There is no guarantee any sales targets will be reached.

Notwithstanding the above, the Company shall not effect any conversion of any shares of Viking Series E Preferred Stock, and Jedda shall not have the right to convert any shares of Viking Series E Preferred Stock, to the extent that after giving effect to the conversion, Jedda (together with Jedda’s affiliates, and any persons acting as a group together with Jedda or any of Jedda’s affiliates) would beneficially own in excess of 4.99% of the number of shares of the Camber Common Stock outstanding immediately after giving effect to the issuance of shares of Camber Common Stock issuable upon conversion of the shares of Viking Series E Preferred Stock by Jedda. Jedda, upon not less than 61 days’ prior notice to Camber, may increase or decrease the beneficial ownership limitation, provided that the beneficial ownership limitation in no event exceeds 9.99% of the number of shares of Camber Common Stock outstanding immediately after giving effect to the issuance of shares of Camber Common Stock upon conversion of the Preferred Share(s) held by Jedda and the beneficial ownership limitation provisions of this Section shall continue to apply. Any such increase or decrease will not be effective until the 61st day after such notice is delivered to Camber.

Viking Protection was formed on or about January 31, 2022, and Jedda was issued all 100 units of Viking Protection in consideration of Jedda’s assignment to Viking Protection of all of Jedda’s intellectual property and intangible assets, including patent rights, know-how, procedures, methodologies, and contract rights in connection with an electric transmission ground fault prevention trip signal engaging system, and related patent application(s). On February 9, 2022 Viking acquired 51 units (51%) of Viking Protection from Jedda with Jedda retaining the remaining 49 units (49%) of Viking Protection, and Viking issued the 475 shares of Viking Series E Preferred Stock to Jedda. Viking and Jedda then entered into an Operating Agreement on February 9, 2022 governing the operation of Viking Protection. The Company determined the acquisition of a 51% interest in Viking Protection was the acquisition and initial consolidation of a VIE that is not a business. The acquisition was recorded as follows:

Purchase Price:
Fair value of stock at closing	$4,433,334
Fair value of contingent consideration	939,889
Total consideration	$5,373,223

Purchase Price Allocation:
Intangible asset - IP	$10,059,765
Non-controlling interest	(4,686,542)
Camber ownership interest	$5,373,223

The Company consolidates any VIEs in which it holds a variable interest and is the primary beneficiary. Generally, a VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

The Company has determined that it is the primary beneficiary of three VIEs, Viking Ozone, Viking Sentinel and Viking Protection, and consolidates the financial results of these entities, as follows:

	Viking	Viking	Viking
	Ozone	Sentinel	Protection	Total

Intangible asset - IP	$4,916,057	$457,518	$10,059,765	$15,433,340
Non-controlling interest	(2,420,189)	(224,184)	(4,686,542)	(7,330,915)
Camber ownership interest	$2,495,868	$233,334	$5,373,223	$8,102,425

Upon consummation of the Merger between Viking and Camber, all shares of Viking Series E Preferred Stock were exchanged for Camber Series H Preferred Stock, with substantially the same rights and terms with respect to Camber.

Note 9. Related Party Transactions

The Company’s CEO and Director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’s. During the nine months ended September 30, 2023 and 2022, the Company paid or accrued $310,000 and $270,000, respectively, in fees to AGD Advisory Group, Inc. As of  September 30, 2023 and December 31, 2022, the total amount due to AGD Advisory Group, Inc. was $540,000 and $370,000, respectively, and is included in accounts payable.

The Company’s CFO, John McVicar, renders professional services to the Company through 1508586 Alberta Ltd., an affiliate of Mr. McVicar’s. During the nine months ended September 30, 2023 and 2022, the Company paid or accrued $190,000 and $80,000, respectively, in fees to 1508586 Alberta Ltd.

The Company’s previous CFO, Frank W. Barker, Jr., rendered professional services to the Company through FWB Consulting, Inc. an affiliate of Mr. Barker’s. During the nine months ended September 30, 2023 and 2022, the Company paid or accrued $20,000 and $130,000, respectively, in fees to FWB Consulting, Inc.

Due to Parent

In 2021 and 2022, prior to the Merger of Camber and Viking, Camber made various cash advances to the Viking.  The advances were non-interest bearing and stipulated no repayment terms or restrictions. These balances have been eliminated upon consolidation at September 30, 2023. As of December 31, 2022, the amount due to Camber from Viking was $6,572,300.

Simson-Maxwell

At the time of acquisition, Simson-Maxwell had several amounts due to/due from related parties and notes payable to certain employees, officers, family members and entities owned or controlled by such individuals. Viking assumed these balances and loan agreements in connection with the acquisition.

The balance of amounts due to and due from related parties as of September 30, 2023 and December 31, 2022 are as follows:

	Due from related party	Due to related party	Net due (to) from
September 30, 2023
Simmax Corp. & majority owner	$326,053	$(627,001)	$(300,948)
Adco Power Ltd.	-	-	-
	$326,053	$(627,001)	$(300,948)

December 31, 2022
Simmax Corp. & majority owner	$327,132	$(629,073)	$(301,941)
Adco Power Ltd.	-	-	-
	$327,132	$(629,073)	$(301,941)

Simmax Corp. owns a 17% non-controlling interest in Simson-Maxwell and is majority owned by a Director of Simson-Maxwell. Adco Power Ltd., an industrial, electrical and mechanical construction company, is a wholly owned subsidiary of Simmax Corp., and conducts business with Simson-Maxwell.

The notes payable to related parties as of September 30, 2023 and December 31, 2022 are as follows:

	September 30,	December 31,
	2023	2022

Total notes payable to related parties	$975,744	$684,069
Less current portion of notes payable - related parties	(395,964)	(56,916)
Notes payable - related parties, net of current portion	$579,780	$627,153

On June 1, 2023, Simson-Maxwell issued $336,410 in promissory notes to related parties. The notes bear interest at 12% per annum, payable monthly, and mature on June 1, 2024.

Note 10. Noncontrolling Interests

The following discloses the effects of changes in the Company’s ownership interest in Simson-Maxwell, and on the Company’s equity for nine months ended September 30, 2023:

Noncontrolling interest - January 1, 2023	$3,013,996

Net gain (loss) attributable to noncontrolling interest	35,000

Noncontrolling interest – September 30, 2023	$3,048,996

The following discloses the effects of the Company’s ownership interest in Viking Ozone, Viking Sentinel and Viking Protection in the aggregate, and on the Company’s equity for nine months ended September 30, 2023:

Noncontrolling interest - January 1, 2023	$7,162,514

Net gain (loss) attributable to noncontrolling interest	(101,355)

Noncontrolling interest – September 30, 2023	$7,061,159

Note 11. Long-Term Debt and Other Short-Term Borrowings

Long term debt and other short-term borrowings consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Long-term debt:

Note payable to Discover Growth Fund, pursuant to a Secured Promissory Note dated December 24, 2021 and funded on January 3, 2022 in the original amount of $26,315,789 with interest and principal due at maturity on January 1, 2027. The note bears interest at a rate equal to the Wall Street Journal Prime Rate (3.25%) as of the effective date and is secured by lien on substantially all of the Company’s assets. The balance shown is net of unamortized debt discount of $10,525,880 at September 30, 2023.	15,789,909	-

Note payable to Discover Growth Fund, LLC pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company’s assets.	2,500,000	-

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company's assets.	12,000,000	-

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company’s assets.	6,000,000	-

Promissory note payable by Mid-Con Petroleum LLC, a wholly owned subsidiary, to Cornerstone Bank dated July 24, 2019 in the amount of $2,241,758, bearing interest at 6%, payable interest only through July 24, 2021, then on August 24, 2021, payable in monthly installments of principal and interest of $43,438, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Petroleum, LLC and a guarantee of payment by Viking. On March 10, 2023, the promissory note was amended to include a conversion feature and to include Viking as an additional obligor. In April 2023, Viking issued 588,235 shares of common stock to convert $200,000 of the outstanding principal balance. On July 31, 2023, the outstanding principal balance was assigned by Cornerstone Bank to FK Venture LLC and in August 2023 the Company issued a total of 5,189,666 shares of common stock to convert the total outstanding principal balance owed by both Mid-Con Petroleum LLC and Mid-Con Drilling LLC. The balance at December 31, 2022 is shown is net of unamortized discount of $12,224.

	-	1,766,422

Promissory note payable by Mid-Con Drilling LLC, a wholly owned subsidiary, to Cornerstone Bank dated July 24, 2019 in the amount of $1,109,341, bearing interest at 6%, payable interest only through July 24, 2021, then on August 24, 2021, payable in monthly installments of principal and interest of $21,495, with a final payment due on a maturity date of July 24, 2025. The note is secured by a first mortgage on all of the assets of Mid-Con Drilling, LLC and a guarantee of payment by Viking. On March 10, 2023, the promissory note was amended to include a conversion feature and to include Viking as an additional obligor. On July 31, 2023, the outstanding principal balance was assigned by Cornerstone Bank to FK Venture LLC and in August 2023 the Company issued a total of 5,189,666 shares of common stock to convert the total outstanding principal balance owed by both Mid-Con Petroleum LLC and Mid-Con Drilling LLC. The balance at December 31. 2022 is shown is net of unamortized discount of $12,190.

	-	813,571

On May 5, 2023, Viking signed a securities purchase agreement with FK Venture LLC under which FK Venture LLC agreed to purchase convertible promissory notes from the Company in the amount of $800,000 on the 5th day of each month commencing May 5, 2023 for 6 months, for a minimum commitment of $4,800,000. FK Venture LLC has the right to purchase up to $9,600,000. The notes bear interest at 12% per annum. The maturity date of the notes is the earlier of (i) July 1, 2025, or (ii) 90 days following the date that the Company completes a direct up-listing of its common stock to a national securities exchange (not including any merger or combination with Camber). FK Venture LLC shall have the right to convert all or any part of the outstanding and unpaid principal balance into common stock of the Company. The conversion price shall be the lesser of (i) $0.75, or (ii) if the Merger with Camber closes, 50% of the trading price of Camber Energy, Inc.’s common stock on the day prior to the closing of the Merger with Camber. At September 30, 2023, the Buyer had purchased five notes and converted two of these notes subsequent to the closing of the Merger in exchange for 3,848,004 shares of the Company’s common stock.

	2,400,000	-

Loan of $150,000 dated July 1, 2020 from the U.S. Small Business Administration. The loan bears interest at 3.75% and matures on July 28, 2050. The loan is payable in monthly installments of $731 with the remaining principal and accrued interest due at maturity. Installment payments were originally due to start 12 months from the date of the note but the date was extended to January 2023. Accrued interest from the original installment due date to January 2023 was capitalized to the loan principal balance	162,689	163,623

Total long-term debt	38,852,598	2,743,616
Less current portion and debt discount	(2,743)	(637,335)
Total long-term debt, net of current portion and debt discount	$38,849,855	$2,106,281

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended September 30,
	Principal	Unamortized Discount	Net
2024	$2,743	$-	$2,743
2025	2,402,848	-	2,402,848
2026	2,956	-	2,956
2027	46,818,858	(10,525,880)	36,292,978
2028	3,186	-	3,186
Thereafter	147,887	-	147,887

	$49,378,478	$(10,525,880)	$38,852,598

Bank Credit Facility

Simson-Maxwell has an operating credit facility with TD Bank, secured by accounts receivable and inventory, bearing interest at prime plus 2.25% on Canadian funds up to CAD $5,000,000 and the bank’s US dollar base rate plus 2.25% on US funds, plus a monthly administration fee of CAD 500. The balance outstanding under this credit facility is CAD $5,875,047 ($4,324,791) and  CAD $4,139,785 ($3,111,350) as of September  30, 2023 and December 31, 2022, respectively.

Note 12. Derivative Liability

Series C Preferred Stock

The Series C Preferred Stock contains an embedded derivative due to the potential conversion into a variable number of shares of common stock. Upon conversion of the Series C Preferred Stock into shares of common stock, the Company has a potential obligation to issue additional shares of common stock to satisfy the True-Up obligation. Both the Conversion Premium and the True-Up obligation are derivatives and are required to be recorded at fair value.

Conversion of the face value of the Series C Preferred Stock is fixed at $162.50 per share of common stock. The Conversion Premium is convertible into shares of common stock based on a variable that is not an input to fair value of a fixed-for-fixed option as defined in FASB ASC 815-40 and is a derivative liability and is recorded at fair value.

The Company determines the redemption value of the face value of the Series C Preferred Stock to be the fair value of the shares of common stock issuable to satisfy the conversion of the face value of the Series C Preferred Stock. The fair value of the Conversion Premium is determined to be the fair value of the shares required to satisfy the Conversion Premium.

The Company receives notice of conversion from the holder with a calculation of the number of shares of common stock required to be issued to satisfy the redemption value plus the Conversion Premium. The Company then issues the number of shares of common stock determined by the holder using a VWAP calculation for the Measurement Period before the conversion date. The shares may be issued over time due to ownership limitations of the holder. Upon conversion of the Series C Preferred Stock, the Company reduces the derivative liability by the amount that was originally recorded for the number of Series C Preferred Stock converted. Any difference between the current fair value of the common shares issued to satisfy the conversion premium and the originally recorded derivative liability is recorded as a loss on derivative liability.

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

Activities for Series C Preferred Stock derivative liability during the nine months ended September 30, 2023 was as follows:

September 30, 2023
Carrying amount at beginning of year	$-
Derivative liability recognized on Merger	3,540,036
Change in fair value	4,037,143
Settlement of obligation (issuance of shares of common stock)	(4,257,969)
Carrying amount at end of year	$3,319,210

Convertible Debt

On March 10, 2023, the terms of the promissory notes held by Mid-Con Petroleum, LLC and Mid-Con Drilling, LLC described in Note 11 were amended to include a conversion feature granting the holder of the note the option to convert the principal balance of the debt, in whole or in part, into common stock of Viking. The conversion price is equal to the lesser of : (i) the average of the 5 lowest individual daily volume weighted average prices (“VWAP”) of Viking common stock during the 30-day period prior to the date of the notice of conversion; or (ii) one dollar ($1.00) per share. All other terms of the promissory notes remained unchanged.

The modification to the terms of the promissory notes was treated as a debt extinguishment and the Company recorded a loss on the extinguishment of debt of $154,763 during the three-month period ended March 31, 2023.

The fair value of the debt was determined as the total number of shares, equal to the face value of the debt on March 10, 2023 divided by the VWAP, multiplied by the closing share price on that day.

The value of the conversion option was based upon the fair value of Viking’s common stock. As the option was convertible into a variable number of shares, it was considered to be a derivative to be continuously recognized at fair value, with changes to fair value recorded in the statement of operations. The fair value of the conversion feature at the date of modification was determined to be $2,276,217 using a binomial option pricing model. The derivative liability is classified as a Level 3 liability in the Fair Value Hierarchy.

At March 31, 2023, the fair value of the conversion feature was remeasured and determined to be $2,810,824 using a binomial option pricing model. Consequently, the Company recorded a loss of $534,607 on the change in fair value of the derivative liability in the accompanying consolidated statement of operations.

On April 28, 2023, $200,000 of the promissory note was assigned and converted into 588,235 shares of common stock. The Company recorded a reduction to the derivative of $330,823 related to the conversion and recognized a loss on early extinguishment of debt of $8,541.

On June 30, 2023, the fair value of the conversion feature was remeasured and determined to be $1,762,648 using a binomial option pricing model, and the Company recorded a gain of $717,352 on the change in fair value of the derivative liability in the accompanying consolidated statement of operations.

On July 31, 2023, the fair value of the conversion feature was remeasured and determined to be $3,712,041 using a binomial option pricing model, and the Company recorded a loss of $1,949,393 on the change in fair value of the derivative liability in the accompanying consolidated statement of operations.

In August 2023, the balance of the promissory notes was assigned and converted into 5,189,666 shares of common stock of the Company. The Company recorded a loss on early extinguishment of debt of $406,801 related to this conversion and reduced the value of the derivative liability to nil.

Note 13. Equity

(a) Common Stock

The Company is authorized to issue 500,000,000 shares of Common Stock, par value $0.001 per share.

During the nine months ended September 30, 2023, the Company issued a total of 93,876,128 shares of common stock, as follows:

(i)	A total of 8,525,782 shares of common stock on the conversion of 240 shares of Series C Preferred Stock. Of this total 1,093,358 shares were issued subsequent to the Merger.
(ii)

A total of 19,251,650 true-up shares related to prior conversions of Series C Preferred Stock as a result of the continuation of the Measurement Period (as defined in the Series C COD with respect to such Series C Preferred Stock) associated with such conversions and a decline in the price of the Company’s shares of common stock within the Measurement Period. Of this total 11,900,223 shares were issued subsequent to the Merger.

(iii)	588,235 shares of common stock related to the assignment and conversion of $200,000 of promissory notes payable to Cornerstone Bank.
(iv)	3,849,306 shares of common stock on the exercise of 3,888,889 warrants.
(v)	A total of 5,189,666 shares of common stock related to the assignment and conversion of $2,232,273 of promissory notes payable to Cornerstone Bank.
(vi)	3,333,333 shares of common stock related to the conversion of 200 shares of Series H Preferred Stock.
(vii)	A total of 3,848,004 shares of common stock related to the conversion of two promissory notes, each in the amount of $800,000 (for a total of $1,600,000), due to FK Venture, LLC.
(viii)	A total of 49,290,152 shares of common stock to the former shareholders of Viking Energy Group, Inc. as part of the Merger.

(b) Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”).

(i) Series A Convertible Preferred Stock

On August 1, 2023, the Company issued 28,092 shares of new Series A Preferred Stock in exchange for 28,092 outstanding shares of old Series C Preferred Stock of Viking Energy Group Inc. Pursuant to the COD for the Series A Preferred Stock (the “Series A COD”), each share of Series A Preferred Stock is convertible into 890 shares of Camber Common Stock (subject to a beneficial ownership limitation preventing conversion into Camber Common Stock if the holder would be deemed to beneficially own more than 9.99% of Camber Common Stock), is treated equally with Camber Common Stock with respect to dividends and liquidation, and only has voting rights with respect to voting: (a) on a proposal to increase or reduce Camber’s share capital; (b) on a resolution to approve the terms of a buy-back agreement; (c) on a proposal to wind up Camber; (d) on a proposal for the disposal of all or substantially all of Camber’s property, business and undertaking; (f) during the winding-up of Camber; and/or (g) with respect to a proposed merger or consolidation in which Camber is a party or a subsidiary of Camber is a party.

(ii) Series C Redeemable Convertible Preferred Stock

Holders of the Series C Preferred Stock are entitled to cumulative dividends in the amount of 24.95% per annum (adjustable up to 34.95% if a Trigger Event, as described in the Series C COD occurs), payable upon redemption, conversion, or maturity, and when, as and if declared by our board of directors in its discretion, provided that upon any redemption, conversion, or maturity, seven years of dividends are due and payable on such redeemed, converted or matured stock. The Series C Preferred Stock ranks senior to the common stock. Except as prohibited by applicable law or as set forth herein, the holders of shares of Series C Preferred Stock have the right to vote together with holders of Common Stock on all matters other than: (i) the election of directors; (ii) and any shareholder proposals, including proposals initiated by any holder of shares of Series C Preferred Stoc), in each instance on an as-if converted basis, subject to the beneficial ownership limitation in the COD, even if there are insufficient shares of authorized Common Stock to fully convert the shares of Series C Preferred Stock.

The Series C Preferred Stock may be converted into shares of our common stock at any time at the option of the holder, or at Camber’s option if certain equity conditions (as defined in the Series C COD), are met. Upon conversion, Camber will pay the holders of the Series C Preferred Stock being converted through the issuance of common stock, in an amount equal to the dividends that such shares would have otherwise earned if they had been held through the maturity date (i.e., seven years), and issue to the holders such number of shares of common stock equal to $10,000 per share of Series C Preferred Stock (the “Face Value”) multiplied by the number of such shares of Series C Preferred Stock divided by the applicable conversion price of $162.50 (after adjustment following the December 21, 2022 reverse stock split) adjusted for any future forward or reverse splits.

The conversion premium under the Series C Preferred Stock is payable and the dividend rate under the Series C Preferred Stock is adjustable. Specifically, the conversion rate of such premiums and dividends equals 95% of the average of the lowest 5 individual daily volume weighted average prices during the Measuring Period (as defined below), not to exceed 100% of the lowest sales prices on the last day of the Measuring Period, less $0.05 per share of common stock, unless a trigger event has occurred, in which case the conversion rate equals 85% of the lowest daily volume weighted average price during the Measuring Period, less $0.10 per share of common stock not to exceed 85% of the lowest sales prices on the last day of such the Measuring Period, less $0.10 per share. The “Measuring Period” is the period beginning, if no trigger event has occurred, 30 trading days, and if a trigger event has occurred, 60 trading days, before the applicable notice has been provided regarding the exercise or conversion of the applicable security, and ending, if no trigger event has occurred, 30 trading days, and if a trigger event has occurred, 60 trading days, after the applicable number of shares stated in the initial exercise/conversion notice have actually been received into the holder’s designated brokerage account in electronic form and fully cleared for trading. Trigger Events are described in the designation of the Series C Preferred Stock, but include items which would typically be events of default under a debt security, including filing of reports late with the SEC.

The Series C Preferred Stock has a maturity date that is seven years after the date of issuance and, if the Series C Preferred Stock has not been wholly converted into shares of common stock prior to such date, all remaining outstanding Series C Preferred Stock will automatically be converted into shares of common stock, to the extent Camber has sufficient authorized but unissued shares of common stock available for issuance upon conversion. Notwithstanding any other provision of this designation, available authorized and unissued shares of common stock will be a limit and cap on the maximum number of shares of common stock that could be potentially issuable with respect to all conversions and other events that are not solely within the control of Camber. Camber will at all times use its best efforts to authorize sufficient shares. The number of shares required to settle the excess obligation is fixed on the date that net share settlement occurs. The Dividend Maturity Date will be indefinitely extended and suspended until sufficient authorized and unissued shares become available. 100% of the Face Value, plus an amount equal to any accrued but unpaid dividends thereon, automatically becomes payable in the event of a liquidation, dissolution or winding up by Camber.

Camber may not issue any preferred stock that is pari passu or senior to the Series C Preferred Stock with respect to any rights for a period of one year after the earlier of such date (i) a registration statement is effective and available for the resale of all shares of common stock issuable upon conversion of the Series C Preferred Stock, or (ii) Rule 144 under the Securities Act is available for the immediate unrestricted resale of all shares of common stock issuable upon conversion of the Series C Preferred Stock.

The Series C Preferred Stock is subject to a beneficial ownership limitation, which prevents any holder of the Series C Preferred Stock from converting such Series C Preferred Stock into common stock, if upon such conversion, the holder would beneficially own greater than 9.99% of Camber’s outstanding common stock.

Pursuant to the Series C COD, holders of the Series C Preferred Stock are permitted to vote together with holders of common stock on all matters other than election of directors and shareholder proposals (including proposals initiated by any holders of preferred shares), on an as-if converted basis, subject to the beneficial ownership limitation in the Series C COD, even if there are insufficient shares of authorized common stock to fully convert the Series C Preferred Stock. Also pursuant to certain agreements entered into with the holders of the Series C Preferred Stock in October 2021, due to the occurrence of a Trigger Event, Camber no longer has the right to conduct an early redemption of the Series C Preferred Stock as provided for in the Series C COD unless the Company’s indebtedness to Discover is paid in full.

On October 31, 2022, Camber filed with the Secretary of State of Nevada an amendment to the Series C COD (the “Series C Amendment”), dated as of October 28, 2022 (the “Series C Amendment Date”), pursuant to agreements between Camber and each of Discover and Antilles signed on October 28, 2022, which amended the Series C COD such that (i) beginning on the Series C Amendment Date and thereafter, when determining the conversion rate for each share of Series C Preferred Stock based on the trading price of Camber’s common stock over a certain number of previous days (“Measurement Period”), no day will be added to what would otherwise have been the end of any Measurement Period for the failure of the Equity Condition (as defined in the Series C COD), even if the volume weighted average trading price (“Measuring Metric”) is not at least $1.50 and each holder of Series C Preferred Stock waived the right to receive any additional shares of common stock that might otherwise be due if such Equity Condition were to apply after the Series C Amendment Date, including with respect to any pending Measurement Period; and (ii) (A) beginning on the Series C Amendment Date and for the period through December 30, 2022, the Measuring Metric will be the higher of the amount provided in Section I.G.7.1(ii) of the Series C COD and $0.20, and (B) beginning at market close on December 30, 2022 and thereafter, the Measuring Metric will be the volume weighted average trading price of the common stock on any day of trading following the date of first issuance of the Series C Preferred Stock.

November 2022 Agreement with Discover Growth Fund, LLC

On November 3, 2022, the Company entered into an agreement with Discover, pursuant to which Discover absolutely and unconditionally waived and released any and all rights to receive further or additional shares of the Company’s common stock (the “Conversion Shares”) with respect to any and all shares of Series C Preferred Stock previously converted by Discover including, but not limited to, the right to deliver additional notices for more Conversion Shares under the Series C COD.

Discover also absolutely and unconditionally waived and released any and all rights to convert all or any part of any Promissory Notes previously executed by the Company in favor of Discover into shares of the Company’s common stock and agreed not to convert or attempt to convert any portion of any Promissory Notes, at any particular price or at all.

As of September 30, 2023, Antilles held 30 shares of Series C Preferred Stock. The Series C Preferred Stock was convertible into a substantial number of the Company’s shares of common stock which could result in significant dilution of the Company’s existing shareholders. If the outstanding Series C Preferred Stock were converted as of September 30, 2023, the Company estimates that the following shares of common stock would be required to be issued to satisfy the conversion of shares of the Series C Preferred Stock:

September 30, 2023*
Estimated number of shares issuable for conversion at $ 162.50 per share at September 30, 2023	1,846
Estimated number of shares of common stock required to satisfy Conversion Premium using VWAP at period end	6,700,021
6,701,867

*based on 30 shares of Series C Convertible Preferred Stock outstanding as of such date and an estimated low VWAP as at such date

Additionally, even if the shares of the Series C Preferred Stock were  converted on the above dates, the Company could, pursuant to terms out in the COD, be required to issue additional shares of common stock (true-up shares).

As of September 30, 2023, Antilles was entitled to approximately 27,913,399 true-up shares in connection with the prior conversion by Antilles of 240 shares of Series C Preferred Stock throughout 2023 as a result of: (i) the Measurement Period in connection with such conversions continuing to extend as a result of the Company’s previously announced outstanding deficiency with the New York Stock Exchange regarding continued listing standard(s) concerning minimum stockholders’ equity requirements; and (ii) the Company’s stock price declining following the initial conversion(s) of the 240 shares of Series C Preferred Stock.

(iii) Series G Redeemable Convertible Preferred Stock

On or about December 30, 2021, the Company created a new class of Series G Preferred Stock, having a face value of $10,000 per share.

The rights, entitlements and other characteristics of the Series G Preferred Stock are set out in the Series G COD.

Pursuant to the Series G COD, the Series G Preferred Stock may be converted into shares of common stock at any time at the option of the holder at a price per share of common stock equal to one cent above the closing price of the Company’s common stock on the date of the issuance of such shares of Series G Preferred Stock, or as otherwise specified in the Stock Purchase Agreement, subject to adjustment as otherwise provided in the COD. Upon conversion, the Company will pay the holders of the Series G Preferred Stock being converted a conversion premium equal to the amount of dividends that such shares would have otherwise earned if they had been held through the maturity date.

The Series G Preferred Stock, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior to the Company’s common stock; (b) junior to the Series C Preferred Stock, (c) senior to the Series E Redeemable Convertible Preferred Stock and Series F Redeemable Convertible Preferred Stock, as such may be designated as of the date of this Designation, or which may be designated by the Company after the date of this Designation; (d) senior, pari passu or junior with respect to any other series of Preferred Stock, as set forth in the COD with respect to such Preferred Stock; and (d) junior to all existing and future indebtedness of the Company.

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

Commencing on the date of the issuance of any such shares of Series G Preferred Stock, each outstanding share of Series G Preferred Stock will accrue cumulative dividends at a rate equal to 10.0% per annum, subject to adjustment as provided in the COD, of the Face Value. Dividends will be payable with respect to any shares of Series G Preferred Stock upon any of the following: (a) upon redemption of such shares in accordance with the Series G COD; (b) upon conversion of such shares in accordance with the Series G COD; and (c) when, as and if otherwise declared by the board of directors of the Corporation.

Dividends, as well as any applicable Conversion Premium payable hereunder, will be paid in shares of common stock valued at (i) if there is no Material Adverse Change as at the date of payment or issuance of shares of common stock for the Conversion Premium, as applicable, (A) 95.0% of the average of the 5 lowest individual daily volume weighted average prices of the common stock on the Trading Market during the applicable Measurement Period, which may be non-consecutive, less $0.05 per share of common stock, not to exceed (B) 100% of the lowest sales price on the last day of such Measurement Period less $0.05 per share of common stock, or (ii) during the time that any Material Adverse Change is ongoing, (A) 85.0% of the lowest daily volume weighted average price during any Measurement Period for any conversion by Holder, less $0.10 per share of common stock, not to exceed (B) 85.0% of the lowest sales price on the last day of any Measurement Period, less $0.10 per share of common stock.

On the Dividend Maturity Date, the Corporation may redeem any or all shares of Series G Preferred Stock by paying Holder, in registered or unregistered shares of common stock valued at an amount per share equal to 100% of the Liquidation Value for the shares redeemed, and the Corporation will use its best efforts to register such shares.

In the first quarter of 2022, pursuant to a stock purchase agreement between the Company and an accredited investor (the “Investor”) dated on or about December 30, 2021, the Investor purchased from the Company 10,544 shares of newly designated Series G Preferred Stock, having a face value of $10,000 per share, for an aggregate price of $100,000,000 (the “Purchase Price”), representing at a 5% original issue discount.

The Purchase Price was paid by the Investor via payment of $5,000,000 in cash, and the execution and delivery of four Promissory Notes (each a “Note” and collectively, the “Notes”) from the Investor in favor of Company, each in the amount of $23,750,000 and payable by the Investor to the Company on March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, respectively.

There are 2,636 shares of Series G Preferred Stock associated with each Note, and the Investor may not convert the shares of preferred stock associated with each Note into shares of common stock or sell any of the underlying shares of common stock unless that Note is paid in full by the Investor.

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

In 2022, the Company paid the Investor $2,750,000 and redeemed 5,272 shares of Series G Preferred Stock associated with the Notes due March 31, 2022 and June 30, 2022, thereby canceling such Notes and reducing the number of shares of Series G Preferred Stock outstanding from 10,544 to 5,272. The Investor may not convert any of the remaining shares of Series G Preferred Stock associated with any remaining Note into shares of common stock or sell any of the underlying shares of common stock unless that Note is paid in full by the Investor, and the Company may redeem the shares of Series G Preferred Stock associated with each Note by paying the Investor $1,375,000 as full consideration for such redemption. As of September 30, 2023, none of the outstanding Notes had been paid in full and thus the underlying shares were not convertible.

(iv) Series H Convertible Preferred Stock

On August 1, 2023, the Company issued 475 shares of new Series H Preferred Stock in exchange for 475 outstanding shares of old Series E Preferred Stock of Viking Energy Group inc. Pursuant to the COD for the Series H Preferred Stock (the “Series H COD”), each share of New Camber Series H Preferred Stock has a face value of $10,000 per share, is convertible into a certain number of shares of Camber Common Stock, with the conversion ratio based upon achievement of certain milestones by Viking’s subsidiary, Viking Protection Systems, LLC (provided the holder has not elected to receive the applicable portion of the purchase price in cash pursuant to that certain Purchase Agreement, dated as of February 9, 2022, by and between Viking and Jedda Holdings, LLC), is subject to a beneficial ownership limitation of 4.99% of Camber Common Stock (but may be increased up to a maximum of 9.99% at the sole election of a holder by the provision of at least 61 days’ advance written notice) and has voting rights equal to one vote per share of Camber Series H Preferred Stock held on a non-cumulative basis. On or about August 9, 2023, Jedda Holdings converted 200 of the 475 shares of Series H Preferred Stock into 3,333,333 shares of common stock, leaving a balance of 200 shares of Series H Preferred Stock outstanding as at September 30, 2023.

(c) Warrants The following table represents stock warrant activity as of and for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2022	9,259,261	0.62	4.03 years	-
Granted	-			-
Exercised	3,888,889			-
Forfeited/expired/cancelled	660,820			-

Warrants Outstanding – September 30, 2023	4,709,552	$1.01	2.26 years	$-

Outstanding Exercisable – September 30, 2023	4,709,552	$1.01	2.26 years	$-

Note 14. Commitments and Contingencies

Office lease – Petrodome

In April 2018, the Company’s subsidiary, Petrodome entered into a 66-month lease for 4,147 square feet of office space for its corporate office in Houston, Texas. The annual base rent commenced at $22.00 per square foot and escalates at $0.50 per foot each year through expiration of the lease term. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $72,287 for the nine months ended September 30, 2023 and 2022, respectively.

Building, vehicle and equipment leases – Simson-Maxwell

The Company has right-of-use assets and operating lease liabilities associated with various operating lease agreements of Simson-Maxwell pertaining to seven business locations, for the premises, vehicles and equipment used in operations in the amount of $5,845,810. These values were determined using a present value discount rate of 3.45% for the premises, and 7.5% for vehicles and equipment. The leases have varying terms, payment schedules and maturities. Operating lease expense is recognized on a straight-line base over each of the lease terms.

Payments due in each of the next five years and thereafter at September 30, 2023 under these leases are as follows:

	Building	Vehicle and Equipment
	Leases	Leases	Totals

2024	$1,000,274	$201,289	$1,201,563
2025	726,771	22,735	749,506
2026	427,539	3,591	431,130
2027	411,149	898	412,047
2028 and thereafter	990,426	-	990,426

	$3,556,159	$228,513	$3,784,672
Less imputed interest			(322,265)
Present value of remaining lease payments			$3,462,407

Current			$1,201,563
Non-current			$2,260,844

Operating lease expense for these leases was $918,655 and $1,106,220 for the nine months ended September 30, 2023 and 2022, respectively.

Legal matters

Legal Proceedings. From time-to-time suits and claims against Camber arise in the ordinary course of Camber’s business, including contract disputes and title disputes. Camber records reserves for contingencies when information available indicates that a loss is probable, and the amount of the loss can be reasonably estimated.

The Company was the target of a “short” report issued by Kerrisdale Capital in early October, 2021, and as a result of such short report, on October 29, 2021, a Class Action Complaint (i.e. C.A.No.4:21-cv-03574) was filed against the Company, its CEO and CFO by Ronald E. Coggins, Individually and on Behalf of All Others Similarly Situated v. Camber Energy, Inc., et al.; in the U.S. District Court for the Southern District of Texas, Houston Division, pursuant to which the Plaintiffs sought to recover damages alleged to have been suffered by them as a result of the defendants’ violations of federal securities laws.   The Company and the other Defendants filed a Motion to Dismiss (“MTD”) the Class Action Complaint, and on September 22, 2023, the Court granted the MTD in full.  On October 25, 2023, the Court signed a joint stipulation submitted by the parties, dismissing the case with prejudice.

On or about June 30, 2022, the Company was made aware of a Shareholder Derivative Complaint filed in the U.S. District Court for the Southern District of Texas, Houston Division (Case No. 4:22-cv-2167) against the Company, its current directors, and certain of its former directors (the “Houston Derivative Complaint”). The allegations contained in the Houston Derivative Complaint involve state-law claims for breach of fiduciary duty and unjust enrichment and a federal securities claim under Section 14(a) of the Securities Exchange Act of 1934.  On January 20, 2023, the Court held that certain claims brought by the plaintiff relating to director actions and statements made in proxy statements prior to June 30, 2019, were time barred, but did not dismiss certain claims brought by plaintiff relating to director actions and statements made in proxy statements after June 30, 2019.  Pursuant to Article 6 of the Amended and Restated Bylaws, on February 15, 2023, the Company’s Board of Directors (the “Board”) formed a Committee of the Board (the “Special Litigation Committee”) to investigate, analyze, and evaluate the remaining allegations in the Houston Derivative Complaint.  On October 19, 2023, the parties filed a stipulation advising that the Special Litigation Committee had completed its work and expected to share its written report with counsel for the parties, after which point the parties would review the report and consider whether the claims in the case can be resolved. On October 20, 2023, the Court entered the stipulation and extended the stay of all deadlines in the case until November 17, 2023. At this time, we are not able to predict the outcome of this matter.

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

Note 15. Business Segment Information and Geographic Data

The Company has two reportable segments: Power Generation and Oil and Gas Exploration. The power generation segment provides custom energy and power solutions to commercial and industrial clients in North America and the oil and gas segment is involved in exploration and production with properties in central and southern United States. We evaluate segment performance based on revenue and operating income (loss).

Information related to our reportable segments and our consolidated results for the nine months ended September 30, 2023 is presented below.

	Nine Months Ended September 30, 2023
	Oil and Gas	Power Generation	Total
Loss from Operations is as follows:

Revenue	$705,230	$23,702,353	$24,407,583

Operating expenses
Cost of goods	-	16,256,686	16,256,686
Lease operating costs	534,123	-	534,123
General and administrative	2,901,072	7,163,635	10,064,707
Stock based compensation	-	-	-
Accretion - ARO	67,599	-	67,599
Depreciation, depletion and amortization	398,722	299,339	698,061

Total operating expenses	3,901,516	23,719,660	27,621,176

Loss from operations	$(3,196,286)	$(17,307)	$(3,213,593)

Assets

Segment assets	$4,377,462	$24,644,370	$29,021,832
Corporate and unallocated assets			72,750,070

Total Consolidated Assets			$101,771,902

	Nine Months Ended September 30, 2022
	Oil and Gas	Power Generation	Total

Loss from Operations is as follows:

Revenue	$3,666,726	$14,999,542	$18,666,268

Operating expenses
Cost of goods	-	9,871,239	9,871,239
Lease operating costs	1,429,847	-	1,429,847
General and administrative	3,570,740	7,637,677	11,208,417
Stock based compensation	1,614,334	-	1,614,334
Accretion - ARO	107,869	-	107,869
Depreciation, depletion and amortization	1,022,643	304,018	1,326,661

Total operating expenses	7,745,433	17,812,934	25,558,367

Loss from operations	$(4,078,707)	$(2,813,392)	$(6,892,099)

Assets

Segment assets	$4,732,923	$23,919,207	$28,652,130
Corporate and unallocated assets			22,329,188

Total Consolidated Assets			$50,981,318

Note 16. Subsequent Events

On or about October 3, 2023 the low VWAP of the Company’s stock for the purpose of calculating the Conversion Premium associated with its Series C Preferred Stock was approximately $0.2102.  Consequently, as of November 10, 2023, the Company estimates there to be: (i) approximately 9,327,767 underlying shares of common stock associated with the potential conversion of the 30 shares of Series C Preferred Stock outstanding; and (ii) approximately 48,911,091 true-up shares of common stock due to Antilles in connection with its prior conversion of 240 shares of Series C Preferred Stock throughout 2023.

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

PLAN OF OPERATIONS

Company Overview

Camber Energy, Inc. (“Camber”, the “Company”, “we”, “us” or “our”) is a growth-oriented diversified energy company. Through Viking’s majority-owned subsidiaries we provide custom energy and power solutions to commercial and industrial clients in North America, and have a majority interest in: (i) an entity with intellectual property rights to a fully developed, patented, proprietary Medical and Bio-Hazard Waste Treatment system using Ozone Technology; and (ii) entities with the intellectual property rights to fully developed, patented and patent pending, proprietary Electric Transmission and Distribution Open Conductor Detection Systems. Also through Viking, we hold n license to a patented clean energy and carbon-capture system with exclusivity in Canada and for multiple locations in the United States. Viking’s other subsidiaries own interests in oil properties in the United States. The Company is also exploring other renewable energy-related opportunities and/or technologies, which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time.

Custom Energy and Power Solutions:

Simson-Maxwell Acquisition

On August 6, 2021, Viking acquired approximately 60.5% of the issued and outstanding shares of Simson-Maxwell Ltd. (“Simson-Maxwell”), a Canadian federal corporation, for $7,958,159 in cash. Simson-Maxwell manufactures and supplies power generation products, services and custom energy solutions. Simson-Maxwell provides commercial and industrial clients with efficient, flexible, environmentally responsible and clean-tech energy systems involving a wide variety of products, including CHP (combined heat and power), tier 4 final diesel and natural gas industrial engines, solar, wind and storage. Simson-Maxwell also designs and assembles a complete line of electrical control equipment including switch gear, synchronization and paralleling gear, distribution, Bi-Fuel and complete power generation production controls. Operating for over 80 years, Simson-Maxwell’s seven branches assist with servicing a large number of existing maintenance arrangements and meeting the energy and power-solution demands of the Company’s other customers.

Clean Energy and Carbon-Capture System:

In August 2021, Viking entered into a license agreement with ESG Clean Energy, LLC (“ESG”), to utilize ESG’s patent rights and know-how related to stationary electric power generation and heat and carbon dioxide capture (the “ESG Clean Energy System”). The intellectual property licensed by Viking includes certain patents and/or patent applications, including: (i) U.S. Patent No.: 10,774,733, File date: October 24, 2018, Issue date: September 15, 2020, Titled: “Bottoming Cycle Power System”; (ii)  U.S. Patent No.: 17/661,382, Issue date:  August 8, 2023, Titled:  ‘Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power, Capturing Carbon Dioxide and Producing Products’; (iii)  U.S. Patent No.: 11624307, Issue date:  April 22, 2023, Titled: ‘Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power and Capturing Carbon Dioxide’ (iv) European (validated in the United Kingdom, France and Germany) Patent No.:  EP3728891, Issue date: April 12, 2023, Titled: “Bottoming Cycle Power System”; (v) U.S. Patent Application No.: 17/224,200, File date: April 7, 2021, Titled: “Bottoming Cycle Power System” (which was subsequently approved by the U.S. Patent & Trademark Office in March, 2022 (No. 11,286,832); (vi) U.S. Patent Application No.: 17/358,197, File date: June 25, 2021, Titled: “Bottoming Cycle Power System”; (vii) U.S. Patent Application No.: 17/448,943, File date: September 27, 2021, Titled: “Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power and Capturing Carbon Dioxide”; and (viii) U.S. Patent Application No.: 17/448,938, File date: September 27, 2021, Titled: “Systems and Methods Associated With Bottoming Cycle Power Systems for Generating Power, Capturing Carbon Dioxide and Producing Products.

The ESG Clean Energy System is designed to, among other things, generate clean electricity from internal combustion engines and utilize waste heat to capture approximately 100% of the carbon dioxide (CO2) emitted from the engine without loss of efficiency, and in a manner to facilitate the production of certain commodities. Patent No. 11,286,832, for example, covers the invention of an “exhaust-gas-to-exhaust-gas heat exchanger” that efficiently cools – and then reheats – exhaust from a primary power generator so greater energy output can be achieved by a secondary power source with safe ventilation. Another key aspect of this patent is the development of a carbon dioxide capture system that utilizes the waste heat of the carbon dioxide pump to heat and regenerate the adsorber that enables carbon dioxide to be safely contained and packaged.

The Company intends to sell, lease and/or sub-license the ESG Clean Energy System to third parties using, among other things, Simson-Maxwell’s existing distribution channels. The Company may also utilize the ESG Clean Energy System for its own account, whether in connection with its petroleum operations, Simson-Maxwell’s power generation operations, or otherwise.

Medical Waste Disposal System Using Ozone Technology:

In January 2022, Viking acquired a 51% interest in Viking Ozone Technology, LLC (“Viking Ozone”), which owns the intellectual property rights to a patented (i.e., US Utility Patent No. 11,565,289), proprietary medical and biohazard waste treatment system using ozone technology. Simson-Maxwell has been designated the exclusive worldwide manufacturer and vendor of this system. The technology is designed to be a sustainable alternative to incineration, chemical, autoclave and heat treatment of bio-hazardous waste, and for the treated waste to be classified as renewable fuel for waste-to-energy (“WTE”) facilities in many locations around the world.

Open Conductor Detection Technologies:

In February 2022, Viking acquired a 51% interest in two entities, Viking Sentinel Technology, LLC (“Viking Sentinel”) and Viking Protection Systems, LLC (“Viking Protection”), that own the intellectual property rights to patented (i.e. U.S. utility patent 11,769,998 titled “ Electric Transmission Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring Devices’) and patent pending (i.e., US Applications 16/974,086, and 17/693,504), proprietary electric transmission and distribution open conductor detection systems. The systems are designed to detect a break in a transmission line, distribution line, or coupling failure, and to immediately terminate the power to the line before it reaches the ground. The technology is intended to increase public safety and reduce the risk of causing an incendiary event, and to be an integral component within grid hardening and stability initiatives by electric utilities to improve the resiliency and reliability of existing infrastructure.

Oil and Gas Properties

Existing Assets:

Through Mid-Con Petroleum, LLC and Mid-Con Drilling, LLC (collectively, the “Mid-Con Entities”), wholly owned subsidiaries of Viking, the Company owns working interests in oil fields in Kansas, which include a combination of producing wells, non-producing wells and water injection wells.

Divestitures in 2022:

On July 8, 2022, four of the wholly owned subsidiaries of Petrodome Energy, LLC (“Petrodome”), a wholly owned subsidiary of the Company, entered into Purchase and Sale Agreements to sell all of their interests in the oil and gas assets owned by those Petrodome subsidiaries, including in the aggregate, interests in 8 producing wells, 8 shut-in wells, 2 saltwater disposal wells and 1 inactive well, to third parties for $3,590,000 in cash. The proceeds from the sale were used to fully repay Petrodome’s indebtedness to CrossFirst Bank under the June 13, 2018 revolving line of credit loan.

This transaction resulted in the disposition of most of the Company’s total oil and gas reserves (see Note 6). The Company recorded a loss on the transaction in the amount of $8,961,705, as follows:

Proceeds from sale	$3,590,000
Reduction in oil and gas full cost pool (based on % of reserves disposed)	(12,791,680)
ARO recovered	239,975
Loss on disposal	$(8,961,705)

Additionally, in July 2022, the Company received an unanticipated refund of a $1,200,000 performance bond as a result of Petrodome ceasing to operate certain assets in the State of Louisiana. The gain from this refund was included in the “loss from the sale of oil and gas properties and fixed assets’ in the Consolidated Statement of Operations.

Merger with Viking Energy Group, Inc.

On August 1, 2023, Camber completed the previously announced merger (“the Merger”) with Viking Energy Group, Inc. (“Viking”) pursuant to the terms and conditions of the Agreement and Plan of Merger between Camber and Viking dated February 15, 2021, which was amended on April 18, 2023 (as amended, the “Merger Agreement”), with Viking surviving the Merger as a wholly owned subsidiary of Camber.

Upon the terms and conditions in the Merger Agreement, each share: (i) of common stock, par value $0.001 per share, of Viking (the “Viking Common Stock”) issued and outstanding, other than shares owned by Camber, was converted into the right to receive one share of common stock of Camber (the “Camber Common Stock”); (ii) of Series C Preferred Stock of Viking (the “Viking Series C Preferred Stock”) issued and outstanding was converted into the right to receive one share of Series A Convertible Preferred Stock of Camber (the “New Camber Series A Preferred Stock”) and (iii) of Series E Convertible Preferred Stock of Viking (the “Viking Series E Preferred Stock,” and, together with the Viking Series C Preferred Stock, the “Viking Preferred Stock”) issued and outstanding was converted into the right to receive one share of Series H Preferred Stock of Camber (the “New Camber Series H Preferred Stock,” and, together with the New Camber Series A Preferred Stock, the “New Camber Preferred”).

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

Each outstanding option or warrant to purchase Viking Common Stock (a “Viking Option”), to the extent unvested, automatically became fully vested and was converted automatically into an option or warrant (an “Adjusted Option”) to purchase, on substantially the same terms and conditions as were applicable to such Viking Option, except that instead of being exercisable into Viking Common Stock, such Adjusted Option is exercisable into Camber Common Stock.

Each outstanding promissory note issued by Viking that is convertible into Viking Common Stock (a “Viking Convertible Note”) was converted into a promissory note convertible into Camber Common Stock (an “Adjusted Convertible Note”) having substantially the same terms and conditions as applied to the corresponding Viking Convertible Note (including, for the avoidance of doubt, any extended post-termination conversion period that applies following consummation of the Merger), except that instead of being convertible into Viking Common Stock, such Adjusted Convertible Note is convertible into Camber Common Stock.

In connection with the Merger, Camber issued approximately 49,290,152 shares of Camber Common Stock, which represented approximately 59.99% of the outstanding Camber Common Stock after giving effect to such issuance. In addition, Camber reserved for issuance approximately 88,647,137 additional shares of Camber Common Stock in connection with the potential (1) conversion of the New Camber Series A Preferred Stock, (2) conversion of the New Camber Series H Preferred Stock, (3) exercise of the Adjusted Options and (4) conversion of the Adjusted Convertible Notes.

For accounting purposes, the Merger is deemed a reverse acquisition. Consequently, Viking (the legal subsidiary) was treated as the acquiror of Camber (the legal parent). Accordingly, these consolidated financial statements reflect the financial position, operating results, and cash flow of Viking up to the date of the Merger, and the combined financial position, operating results and cash flow of Viking and Camber from August 1, 2023 to September 30, 2023. The prior year comparative financial information is that of Viking.

James A. Doris continues to serve as President and Chief Executive Officer of the combined company, and the combined company continues to have its headquarters in Houston, Texas.

Going Concern Qualification

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(25,272,428) for the nine months ended September 30, 2023, as compared to a net loss of $(14,695,711) for the nine months ended September 30, 2022. The loss for the nine months ended September 30, 2023, was comprised of, among other things, certain non-cash items, including: (i) goodwill impairment of $14,486,745; (ii) change in fair value of derivative liability of $5,803,791; (iii) loss on extinguishment of debt of $605,507; (iii) amortization of debt discount of $873,776; (iv) depreciation, depletion and amortization of $698,061; and (v) accretion of asset retirement obligation of $67,599.

As of September 30, 2023, the Company had a stockholders’ equity of $29,189,192, long-term debt of $38,849,855 and a working capital deficiency of $9,451,778. The largest components of current liabilities creating this working capital deficiency is drawings by Simson-Maxwell against its bank credit facility of $4,324,791, accrued interest on notes payable to Discover of $4,594,469 and a derivative liability of $3,319,210.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to utilize the resources in place to generate future profitable operations, to develop additional acquisition opportunities, and to obtain the necessary financing to meet its obligations and repay its liabilities arising from business operations when they come due. Management believes the Company may be able to continue to develop new opportunities and may be able to obtain additional funds through debt and / or equity financings to facilitate its business strategy; however, there is no assurance of additional funding being available. These consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and nine months ended September 30, 2023 and 2022, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 24, 2023.

Liquidity and Capital Resources

As of September 30, 2023, and December 31, 2022, the Company had $1,432,599 and $3,239,349 in cash holdings, respectively.

Three months ended September 30, 2023, compared to the three months ended September 30, 2022

Revenue

The Company had gross revenues of $10,131,070 for the three months ended September 30, 2023, as compared to $6,160,706 for the three months ended September 30, 2022, an increase of $3,970,364 or 64%. The increase is driven primarily by higher power generation unit sales revenues. Service and repair revenues and oil and gas revenues also increased during the period as compared to the prior year.

Expenses

The Company’s operating expenses increased by $1,520,587 to $10,674,454 for the three-month period ended September 30, 2023, from $9,153,867 in the corresponding prior year three-month period. Cost of goods sold for the three months ended September 30, 2023 were $6,653,715, as compared to $4,817,640 for the three-month period ended September 30, 2022 due to increased power segment sales. Lease operating costs decreased by $35,748 to $207,931 for the three-month period ended September 30, 2023, as compared to $243,679 for the three-month period ended September 30, 2022. Similarly, depreciation, depletion and amortization (“DD&A”) expense decreased by $75,830 to $237,361 for the three-month period ended September 30, 2023, as compared to $313,191 for the three-month period ended September 30, 2022. General and administrative expenses increased by $829,831 to $3,557,486 compared to $2,727,655 in the corresponding prior period due to the merger. The Company did not incur any stock-based compensation expenses during the quarter, as compared to an expense of $1,025,464 in the corresponding prior year three-month period.

Loss from Operations

The Company generated a loss from operations for the three months ended September 30, 2023, of $(543,384), compared to  $(2,993,161) for the three months ended September 30, 2022.

Other Income (Expense)

The Company had other expense, net, of $(21,820,704) for the three months ended September 30, 2023, as compared to other expense of $(7,867,526) for the three months ended September 30, 2022, an increase of $13,953,178. The increase was due primarily to goodwill impairment of $14,486,745, a loss on the change in fair value of derivative liability of $5,986,536, a loss on extinguishment of debt of $442,203 and higher interest expense and debt discount amortization during the quarter, partially offset by the loss on sale of oil and gas assets of $7,744,680 recorded during the corresponding prior year three-month period.

Net Loss

The Company had a net loss of $(22,364,088) during the three-month period ended September 30, 2023, compared with a net loss of $(10,680,687) for the three-month period ended September 30, 2022.

Nine months ended September 30, 2023, compared to the nine months ended September 30, 2022

Revenue

The Company had gross revenues of $24,407,583 for the nine months ended September 30, 2023, as compared to $18,666,268 for the nine months ended September 30, 2022, an increase of $5,741,315 or 31%. The increase is driven by higher power generation unit sales and service revenues, partially offset by lower oil and gas revenues, reflecting the impact of oil and gas dispositions in 2022.

Expenses

The Company’s operating expenses increased by $2,062,809 to $27,621,176 for the nine-month period ended September 30, 2023, from $25,558,367 in the corresponding prior year nine-month period. Cost of goods sold for the nine months ended September 30, 2023 were $16,256,686, as compared to $9,871,239 for the nine-month period ended September 30, 2022 due to higher power segment sales. Lease operating costs decreased by $895,724 to $534,123 for the nine-month period ended September 30, 2023, as compared to $1,429,847 for the nine-month period ended September 30, 2022, due to the disposition of oil and gas properties in 2022. Similarly, DD&A expense decreased by $628,600 to $698,061 for the nine-month period ended September 30, 2023, as compared to $1,326,661 for the nine-month period ended September 30, 2022, as a result of dispositions of oil and gas properties. General and administrative expenses decreased by $1,143,710 to $10,064,707, compared to $11,208,417 in the corresponding prior period, due to a $1.8 million bad debt reserve against oil and gas receivables recorded in 2022 and the impact of cost reduction initiatives at Simson-Maxwell during the past year.

Loss from Operations

The Company generated a loss from operations for the nine months ended September 30, 2023, of $(3,213,593), compared to  $(6,892,099) for the nine months ended September 30, 2022.

Other Income (Expense)

The Company had other expense, net, of $(22,058,835) for the nine months ended September 30, 2023, as compared to other expense of $(7,803,612) for the nine months ended September 30, 2022, an increase of $14,255,223. The increase was due primarily to goodwill impairment of $14,486,745, a loss on the change in fair value of derivative liability of $5,803,791, a loss on extinguishment of debt of $605,507 and higher interest expense and debt discount amortization during the period, partially offset by the loss on sale of oil and gas assets of $7,744,680 recorded during the corresponding prior year nine-month period.

Net Loss

The Company had a net loss of $(25,272,428) during the nine-month period ended September 30, 2023, compared with a net loss of $(14,695,711) for the nine-month period ended September 30, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our consolidated financial statements, as well as the sufficiency of the disclosures pertaining to our accounting policies in the footnotes accompanying our consolidated financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under GAAP. We also describe the most significant estimates and assumptions we make in applying these policies. See “Note 4 - Summary of Significant Accounting Policies” to our consolidated financial statements.

Consolidation of Variable Interest Entities

The Company consolidates the financial results of its subsidiaries, defined as entities in which the Company holds a controlling financial interest.

Several of the Company’s subsidiaries are considered to be Variable Interest Entities (“VIE’s”) which are defined as an entity for which any of the following conditions exist:

1.	The total equity is not sufficient to permit the entity to finance its activities without additional subordinated financial support.
2.	The equity holders as a group have one of the following four characteristics:
	i.	Lack the power to direct activities that most significantly impact the entity’s economic performance.
	ii.	Possess non-substantive voting rights.
	iii.	Lack the obligation to absorb the entity’s expected losses.
	iv.	Lack the right to receive the entity expected residual returns.

The Company consolidates the financial results of a VIE when it is determined that the Company is the primary beneficiary of the VIE.

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

The estimates of proved reserves materially impact DD&A expense. If the estimates of proved reserves decline, the rate at which we record DD&A expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce from higher-cost fields.

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

Revenue Recognition

Oil and Gas Revenues

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

Power Generation Revenues

Through its 60.5% ownership in Simson-Maxwell, the Company manufactures and sells power generation products, services and custom energy solutions.

Sale of Power Generation Units

The Company considers the completed unit or units to be a single performance obligation for purposes of revenue recognition and recognizes revenue when control of the product is transferred to the customer, which typically occurs upon shipment or delivery to the customer. Progress payments are recognized as contract liabilities until the completed unit is delivered. Revenue is measured as the amount of consideration the Company expects to be entitled in exchange for the transfer of the units, which is generally the price stated in the contract. The Company does not allow returns because of the customized nature of the units and does not offer discounts, rebates, or other promotional incentives or allowances to customers. Simson-Maxwell has elected to recognize the cost for freight activities when control of the product has transferred to the customer as an expense within cost of goods.

Parts Revenue

The Company considers the purchase orders for parts, which in some cases are governed by master sales agreements, to be the contracts with the customers. For each contract, the Company considers the commitment to transfer products, each of which is distinct, to be the identified performance obligations. Revenue is measured as the amount of consideration the Company expects to be entitled in exchange for the transfer of product, which is generally the price stated in the contract specific for each item sold, adjusted for the value of expected returns. Simson-Maxwell has elected to recognize the cost for freight activities when control of the product has transferred to the customer as an expense within cost of goods sold in the consolidated statements of comprehensive income. Parts revenues are recognized at the point in time when control of the product is transferred to the customer, which typically occurs upon shipment or delivery to the customer.

Service and Repairs

Service and repairs are generally performed on customer owned equipment and billed based on labor hours incurred. Each repair is considered a performance obligation. As a result of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. Simson-Maxwell generally uses the cost-to-cost measure of progress for its service work because the customer controls the asset as it is being serviced. Most service and repairs are completed in one or two days.

Intangible Assets

Intangible assets include amounts capitalized for the Company’s license agreement with ESG as described in Note 2. This asset is amortized on a straight-line basis over the remaining life of the related patents being licensed, which is approximately 16 years.

Additionally, with the acquisition of Simson-Maxwell, the Company identified other intangible assets consisting of customer relationships (which is being amortized on a straight-line basis over 10 years) and Simson-Maxwell brand (which is not being amortized) with an aggregate appraised fair value $3,908,126.

With the acquisition of a 51% interest in Viking Ozone, Viking Sentinel and Viking Protection, as described in Note 8, the Company has aggregate intangible assets of $15,433,340. These assets have an indefinite life and are not being amortized.

The Company reviews these intangible assets, at least annually, for possible impairment when events or changes in circumstances that the assets carrying amount may not be recoverable. In evaluating the future benefit of its intangible assets, the Company estimates the anticipated undiscounted future net cash flows of the intangible assets over the remaining estimated useful life. If the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying value of the asset over its fair value.

The Company did not record any impairment of intangible assets during the nine months ended September 30, 2023.

Derivative Liability

The Series C Preferred Stock COD contains provisions that could result in modification of the Series C Preferred Stock conversion price that is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40.

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

At the conversion date, the number of shares due for the Conversion Premium is estimated based on the previous 30-day VWAP. If the Company does not elect to pay the Conversion Premium in cash, the Company will issue all shares due for the conversion and the estimated shares due for the conversion premium. If the VWAP calculation for the portion of the Measurement Period following the date of conversion is lower than the VWAP for the portion of the Measurement Period prior to the date of conversion, the holder will be issued additional shares of common stock, referred to as True-Up shares. If the VWAP calculation is higher, no True-Up shares are issued.

The Company has determined that the Series C Preferred Stock contains an embedded derivative liability relating to the Conversion Premium and, upon conversion, a derivative liability for the potential obligation to issue True-Up Shares relating to Series C shares that have been converted and the Measurement Period has not expired, if applicable.

The fair value of the derivative liability relating to the Conversion Premium for any outstanding Series C Shares is equal to the cash required to settle the Conversion Premium. The fair value of the potential True-Up share obligation has been estimated using a binomial pricing mode and the lesser of the conversion price or the low closing price of the Company’s stock subsequent to the conversion date. and the historical volatility of the Company’s common stock (See Note 12).

Capitalized terms used but not defined in this section have the meaning assigned to them in the Series C COD.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Material Weaknesses and Changes in Internal Control over Financial Reporting

Management has identified the following material weaknesses in the Company’s system of internal control over financial reporting:

1.	The Company does not have sufficient staff to maintain a proper segregation of duties;

2.	The Company lacks sufficient internal resources to analyze and interpret accounting for certain complex features of the Series C Preferred Stock and other complex accounting issues; and

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

There were no changes in Internal Control Over Financial Reporting during the quarter ended September 30, 2023.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of September 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

The Company was the target of a “short” report issued by Kerrisdale Capital in early October, 2021, and as a result of such short report, on October 29, 2021, a Class Action Complaint (i.e. C.A.No.4:21-cv-03574) was filed against the Company, its CEO and CFO by Ronald E. Coggins, Individually and on Behalf of All Others Similarly Situated v. Camber Energy, Inc., et al.; in the U.S. District Court for the Southern District of Texas, Houston Division, pursuant to which the Plaintiffs sought to recover damages alleged to have been suffered by them as a result of the defendants’ violations of federal securities laws.   The Company and the other Defendants filed a Motion to Dismiss (“MTD”) the Class Action Complaint, and on September 22, 2023, the Court granted the MTD in full.  On October 25, 2023, the Court signed a joint stipulation submitted by the parties, dismissing the case with prejudice.

On or about June 30, 2022, the Company was made aware of a Shareholder Derivative Complaint filed in the U.S. District Court for the Southern District of Texas, Houston Division (Case No. 4:22-cv-2167) against the Company, its current directors, and certain of its former directors (the “Houston Derivative Complaint”). The allegations contained in the Houston Derivative Complaint involve state-law claims for breach of fiduciary duty and unjust enrichment and a federal securities claim under Section 14(a) of the Securities Exchange Act of 1934.  On January 20, 2023, the Court held that certain claims brought by the plaintiff relating to director actions and statements made in proxy statements prior to June 30, 2019, were time barred, but did not dismiss certain claims brought by plaintiff relating to director actions and statements made in proxy statements after June 30, 2019.  Pursuant to Article 6 of the Amended and Restated Bylaws, on February 15, 2023, the Company’s Board of Directors (the “Board”) formed a Committee of the Board (the “Special Litigation Committee”) to investigate, analyze, and evaluate the remaining allegations in the Houston Derivative Complaint.  On October 19, 2023, the parties filed a stipulation advising that the Special Litigation Committee had completed its work and expected to share its written report with counsel for the parties, after which point the parties would review the report and consider whether the claims in the case can be resolved. On October 20, 2023, the Court entered the stipulation and extended the stay of all deadlines in the case until November 17, 2023.  At this time, we are not able to predict the outcome of this matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2023, the Company issued unregistered equity securities as described below:

The Company issued a total of 31,702,813 shares of common stock to preferred stockholders and convertible noteholders. Certain of such shares of common stock were due under one of the stockholder’s prior conversions of Series C Preferred Stock into common stock, and were issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering. The balance of such shares of common stock were issued in connection with (1) the stockholders’ conversions of Series C Preferred Stock and Series H Preferred Stock into common stock and (2) partial conversions of certain convertible promissory notes by FK Venture LLC, and in each case issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder or upon conversion of principal amounts outstanding under convertible notes held by such convertible noteholder, there was no additional consideration for the exchanges or conversions, there was no remuneration for the solicitation of the exchanges or conversions, the exchanged or converted securities had been held for the requisite holding period or, in the case of the convertible notes, had been registered under a registration statement filed with the SEC, the preferred stockholder or convertible noteholder, as applicable, was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

 ITEM 6. EXHIBITS

2.1

Agreement and Plan of Merger by and Between Viking Energy Group, Inc. and Camber Energy, Inc. dated as of February 15, 2021 (Filed as Exhibit 2.1 to Camber’s Report on Form 8-K, filed with the Commission on February 18, 2021 and incorporated herein by reference) (File No. 001-32508)

2.2

First Amendment to Agreement and Plan of Merger by and Between Viking Energy Group, Inc., and Camber Energy, Inc. dated as of April 18, 2023 (Filed as Exhibit 2.1 to Camber’s Report on Form 8-K, filed with the Commission on April 19, 2023 and incorporated herein by reference) (File No. 001-32508)

3.1

Certificate of Designation of Series A Convertible Preferred Stock, dated August 1, 2023 (Filed as Exhibit 3.1 to Camber’s Report on Form 8-K, filed with the Commission on August 1, 2023 and incorporated herein by reference) (File No. 001-32508)

3.2

Certificate of Designation of Series H Convertible Preferred Stock, dated August 1, 2023 (Filed as Exhibit 3.2 to Camber’s Report on Form 8-K, filed with the Commission on August 1, 2023 and incorporated herein by reference) (File No. 001-32508)

10.1

Securities Purchase Agreement (with Cancellation Agreement), by and between Camber Energy, Inc. and Viking Energy Group, Inc., dated December 22, 2020 (incorporated by reference to Viking’s Current Report on Form 8-K filed on December 28, 2020)

10.2	Form of Guaranty, issued by Viking Energy Group, Inc., dated December 22, 2020 (incorporated by reference to Viking’s Current Report on Form 8-K filed on December 28, 2020)

10.3

Securities Purchase Agreement, by and between Camber Energy, Inc. and Viking Energy Group, Inc., dated December 31, 2020 (incorporated by reference to Viking’s Current Report on Form 8-K filed on January 13, 2021)

10.4	Form of Guaranty, issued by Viking Energy Group, Inc., dated April 23, 2021 (incorporated by reference to Viking’s Current Report on Form 8-K filed on April 27, 2021)

10.5

Securities Purchase Agreement, by and between Camber Energy, Inc. and Viking Energy Group, Inc., dated July 29, 2021 (incorporated by reference to Viking’s Current Report on Form 8-K filed on July 30, 2021)

10.6

Share Purchase Agreement, by and between Viking Energy Group, Inc., Simmax Corp., Remora EQ LP and Simson-Maxwell Ltd., dated August 6, 2021 (incorporated by reference to Viking’s Current Report on Form 8-K filed on August 9, 2021)

10.7	Subscription Agreement between Viking Energy Group, Inc. and Simson-Maxwell Ltd., dated August 6, 2021 (incorporated by reference to Viking’s Current Report on Form 8-K filed on August 9, 2021)

10.8

Unanimous Shareholders Agreement, by and between Viking Energy Group, Inc., Simmax Corp., Remora EQ LP and Simson-Maxwell Ltd., dated August 6, 2021 (incorporated by reference to Viking’s Current Report on Form 8-K filed on August 9, 2021)

10.9

First Amendment to Unanimous Shareholders Agreement, by and between Viking Energy Group, Inc., Simmax Corp., Remora EQ LP and Simson-Maxwell Ltd., dated October 18, 2021 (incorporated by reference to Viking’s Quarterly Report on Form 10-Q filed on November 15, 2021)

10.10

Exclusive Intellectual Property License Agreement between ESG Clean Energy, LLC and Viking Energy Group, Inc., dated August 18, 2021 (incorporated by reference to Viking’s Current Report on Form 8-K filed on August 23, 2021)

10.11

Securities Purchase Agreement, by and between Viking Energy Group, Inc., and Choppy Group LLC, dated as of January 18, 2022 (incorporated by reference to Viking’s Current Report on Form 8-K filed on January 24, 2022)

10.12

Operating Agreement of Viking Ozone Technology, LLC, by and between Viking Energy Group, Inc., and Choppy Group LLC, dated as of January 18, 2022 (incorporated by reference to Viking’s Current Report on Form 8-K filed on January 24, 2022)

10.13

Manufacturing License Agreement, by and between Viking Ozone Technology, LLC and Simson-Maxwell, dated February 2, 2022 (incorporated by reference to Viking’s Current Report on Form 8-K filed on February 3, 2022)

10.14

Securities Purchase Agreement, by and between Viking Energy Group, Inc., and Virga Systems LLC, dated as of February 9, 2022 (incorporated by reference to Viking’s Current Report on Form 8-K filed on February 15, 2022)

10.15

Operating Agreement of Viking Sentinel Technology, LLC, by and between Viking Energy Group, Inc., and Virga Systems LLC, dated as of February 9, 2022 (incorporated by reference to Viking’s Current Report on Form 8-K filed on February 15, 2022)

10.16

Securities Purchase Agreement, by and between Viking Energy Group, Inc., and Jedda Holdings LLC, dated as of February 9, 2022 (incorporated by reference to Viking’s Current Report on Form 8-K filed on February 15, 2022)

10.17

Operating Agreement of Viking Protection Systems, LLC, by and between Viking Energy Group, Inc., and Jedda Holdings LLC, dated as of February 9, 2022 (incorporated by reference to Viking’s Current Report on Form 8-K filed on February 15, 2022)

10.18

Promissory Note by Mid-Con Drilling, LLC and Viking Energy Group, Inc., in favor of Cornerstone Bank, dated March 10, 2023 (incorporated by reference to Viking’s Quarterly Report on Form 10-Q filed on May 12, 2023)

10.19

Promissory Note by Mid-Con Petroleum, LLC and Viking Energy Group, Inc., in favor of Cornerstone Bank, dated March 10, 2023 (incorporated by reference to Viking’s Quarterly Report on Form 10-Q filed on May 12, 2023)

10.20	Securities Purchase Agreement, by and between Viking Energy Group, Inc., and FK Venture LLC, dated May 5, 2023 (incorporated by reference to Viking’s Current Report on Form 8-K filed on May 10, 2023)

10.21	Convertible Promissory Note, dated May 5, 2023, by Viking Energy Group, Inc., in favor of FK Venture LLC (incorporated by reference to Viking’s Current Report on Form 8-K filed on May 10, 2023)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

_______________

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

CAMBER ENERGY, INC. (Registrant)

/s/ James Doris	Date: November 14, 2023
Principal Executive Officer

/s/ John McVicar	Date: November 14, 2023
Principal Financial and Accounting Officer

