Form 10-K
period 2023-12-31
CAMBER ENERGY, INC.
filed 2024-03-25
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to ___________

Commission File Number: 001-32508

CAMBER ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2660243
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Greenway Plaza, Suite 1100, Houston, Texas	77046
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (281) 404-4387

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	CEI	NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of June 30, 2023 (the date of the registrant’s most recently completed second quarter), the aggregate market value of the shares of the registrant’s common equity held by non-affiliates was approximately $16,984,502 using the June 30, 2023 closing price of the registrant’s common stock of $0.64 per share on such date. Shares of the registrant’s common stock held by each executive officer and director and by each person who beneficially owns 10 percent or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be “affiliates” of the registrant for purposes of the above calculation. This determination of affiliate status is not a conclusive determination for other purposes.

There were 148,940,299 shares of the registrant’s common stock outstanding as of March 20, 2024.

Documents incorporated by reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally located in the material set forth under the headings “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, and “Properties” but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others:

•	The availability of funding and the terms of funding;

•	Our ability to integrate and realize the benefits from future acquisitions that we may complete and the costs of such integrations;

•	Significant dilution caused by the conversion of Series C Preferred Stock into common stock, as well as downward pressure on our stock price as a result of the sale of such common shares;

•	Our growth strategies;

•	Anticipated trends in our business;

•	Our ability to repay outstanding loans and satisfy our outstanding liabilities;

•	Market conditions in the oil and gas industry;

•	The timing, cost and procedure for future acquisitions;

•	The impact of government regulation;

•	Estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;

•	Legal proceedings and/or the outcome of and/or negative perceptions associated therewith;

•	Planned capital expenditures (including the amount and nature thereof);

•	Our ability to maintain our NYSE listing;

•	The voting and conversion rights of our preferred stock;

•	Our financial position, business strategy and other plans and objectives for future operations.

 We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should carefully consider the statements under the “Risk Factors” section of this Report and other sections of this Report which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including those described above.

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

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Camber,” “Camber Energy” and “Camber Energy, Inc.” refer specifically to Camber Energy, Inc., and: its wholly owned subsidiaries Viking Energy Group, Inc. (“Viking”), Camber Permian LLC, CE Operating LLC and CE Operating LLC; the wholly owned subsidiaries of Viking (Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, Mid-Con Development, LLC, and Petrodome Energy, LLC.), and; the majority owned subsidiaries of Viking (Simson-Maxwell Ltd., Viking Ozone Technology, LLC, Viking Protection Systems, LLC, and Viking Sentinel Technology, LLC).

In addition, unless the context otherwise requires and for the purposes of this Report only:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

•	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

ITEM 1. BUSINESS.

Camber Energy, Inc. (“Camber”, the “Company”, “we”, “us” or “our”) is a growth-oriented diversified energy company. Through our majority-owned subsidiaries we provide custom energy and power solutions to commercial and industrial clients in North America, and have a majority interest in: (i) an entity with intellectual property rights to a fully developed, patented, proprietary Medical and Bio-Hazard Waste Treatment system using Ozone Technology; and (ii) entities with the intellectual property rights to fully developed, patented and patent pending, proprietary Electric Transmission and Distribution Open Conductor Detection Systems. Also, we hold a license to a patented clean energy and carbon-capture system with exclusivity in Canada and for multiple locations in the United States. Various of our other subsidiaries own interests in oil properties in the United States. The Company is also exploring other renewable energy-related opportunities and/or technologies, which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time.

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

Oil and Gas Properties

Existing Assets:

As of December 31, 2023, the Company owns leasehold interests (working interests) in properties producing from the Cline and Wolfberry formations in Texas.

Divestitures in 2023:

On November 5, 2023, Mid-Con Petroleum, LLC and Mid-Con Drilling, LLC, wholly owned subsidiaries of Viking, sold 100% of their interest in oil and gas assets in Kansas, consisting of 168 producing wells, 90 injector wells and 34 non-producing wells, for gross proceeds of $515,000. On December 1, 2023, a subsidiary of Petrodome Energy, LLC (“Petrodome”), a wholly owned subsidiary of Viking, sold its non-operated working interest in a producing oil well in Texas for proceeds of $250,000. The Company recorded a net gain on these two transactions in the amount of $854,465, as follows:

Proceeds from sale (net of transaction costs)	$751,450
Reduction in oil and gas full cost pool (based on % of reserves disposed)	(1,049,229)
ARO recovered	1,104,806
Cash bond recoverable (net of fees)	47,438
Gain on disposal	$854,465

Following these transactions, Petrodome ceased to be the operator of any oil and gas properties and applied for the refund of a cash performance bond of $50,000. The refund, net of fees, is included in prepaids and other current assets at December 31, 2023 and was included in the determination of the gain on disposal.

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

Merger with Viking Energy Group, Inc.

On August 1, 2023, Camber completed the previously announced merger (the “Merger”) with Viking Energy Group, Inc. (“Viking”) pursuant to the terms and conditions of the Agreement and Plan of Merger between Camber and Viking dated February 15, 2021, which was amended on April 18, 2023 (as amended, the “Merger Agreement”), with Viking surviving the Merger as a wholly owned subsidiary of Camber.

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

Preferred Stock Financing Transactions

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

In 2023, Antilles converted 240 shares of Series C Preferred Stock (the “2023 Series C Conversions”) into shares of common stock, with 221 of such shares of Series C Preferred Stock having been converted prior to the Merger and 19 of such shares of Series C Preferred Stock having been converted subsequent to the Merger. With respect to the 2023 Series C Conversions, pursuant to the terms and conditions of the Certificate of Designation(s), as amended, associated with the Series C Preferred Stock (the “COD”): (i) a total of 8,525,782 shares of common stock were issued to Antilles on the initial conversion(s) (of this total, 1,093,358 shares were issued subsequent to the Merger); (ii) approximately 28,955,938 shares of common stock (“True-Up Shares”) were issued to Antilles subsequent to the date(s) of the initial conversion(s) as a result of the continuation of the Measurement Period (as defined in the COD) and decline in the low volume weighted average price (“Low VWAP”) of the Company’s common stock following the date of the initial conversion(s); and (iii) as of December 31, 2023, Antilles was entitled to receive, subject to a 9.99% beneficial ownership limitation, approximately 34,488,937 additional True-Up Shares (the “Outstanding True-Up Entitlement”) based on the then Low VWAP of approximately $0.2136.  The Low VWAP fell to approximately $0.158 on or about February 14, 2024, which increased the Outstanding True-Up Entitlement, as at December 31, 2023, from 34,488,937 to 133,716,728.  Based on shares of common stock issued to Antilles between January 1, 2024 and March 12, 2024, the Outstanding True-Up Entitlement as at March 20, 2024, was approximately 105,578,350.

On or about February 15, 2024, the Company and Antilles entered into an agreement (the “February 2024 Antilles Agreement”) which, among other things, confirmed that if the Company pays in full amounts owing under all outstanding promissory notes in favor of Antilles or its affiliates, and redeems all then outstanding shares of Series C Preferred Stock, Antilles will not thereafter deliver any Additional Notices (as defined in the COD) requesting further True-Up Shares with respect to the 2023 Series C Conversions or other already-converted shares of Series C Preferred Stock, and no as of then undelivered True-Up Shares will be owed to Antilles.

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

As at December 31, 2023, Antilles held 30 shares of Series C Preferred Stock.  The Company estimated these shares would convert into approximately 9.0 million common shares pursuant to the conversion formula set out in the Certificate of Designation(s), as amended, associated with the Series C Preferred Stock, using approximately $0.2136 as the then low volume weighted average price (“Low VWAP”) of the Company’s common stock for the purposes of calculating the Conversion Premium due upon conversion.  The Low VWAP fell to approximately $0.158 on or about February 14, 2024, which increased the underlying common share estimate from 9.0 million to 21.4 million common shares.  The February 2024 Antilles Agreement established a floor price for the Low VWAP at $0.15.  If the Low VWAP during the Measurement Period (as defined in the COD) falls to $0.15, the underlying common share estimate would further increase to 26.7 million common shares . Pursuant to the February 2024 Antilles Agreement, if the Company pays in full amounts owing under all outstanding promissory notes in favor of Antilles or its affiliates, the Company may redeem for cash any outstanding shares of Series C Preferred Stock for an amount equal to the Early Redemption Price (as defined in the COD).

Promissory Notes and Security Agreement:

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

Prior to December 24, 2021, all applicable Outstanding Notes accrued interest at the rate of 10% per annum after which the interest rate was reduced to 3.25% per annum pursuant to applicable amending agreements signed on December 24, 2021 between the Company and Discover regarding each Outstanding Note; however the interest rate increases to the highest non-usurious rate of interest allowed under applicable law upon the occurrence of an event of default, which interest is due on the maturity date, which maturity date is the earlier of (a) January 1, 2027; and (b) the date a change of control of the Company occurs, which includes any person becoming the beneficial owner of more than 50% of the combined voting power of the Company (a “Change in Ownership”), or the approval of (1) a plan of complete liquidation, (2) an agreement for the sale or disposition of all or substantially all the Company’s assets, or (3) a merger (other than a merger for purposes of redomiciling the Company), consolidation, or reorganization of the Company, which would result in a Change in Ownership, provided that the closing of the Merger will not trigger a change of control (or Change in Ownership). All Outstanding Notes include customary events of default. Upon the occurrence of an event of default, Discover has the right to accelerate the full amount of the Outstanding Notes and all interest thereon, to enforce its rights under the applicable Security Agreements (defined below), and take other actions allowed under applicable law.

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

Promissory Notes in Favor of FK Venture, LLC

The Company has outstanding unsecured, convertible promissory notes, in the aggregate principal amount of $3.2 million, in favor of FK Venture, LLC.  The FK Notes bear interest at a rate of 12% per annum, have a maturity date of June 30, 2025, and are convertible into shares of the Company’s common stock at a conversion price of $0.4185 per share.

Other Agreements with Discover and/or Antilles:

April 2022

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

October 2022

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

April 2023

On April 25, 2023, the Company entered into a warrant termination agreement (the “Warrant Termination Agreements”), with Antilles Family Office, LLC and Discovery Growth Fund, LLC, respectively (each, an “Investor” and collectively, the “Investors”), pursuant to which each Investor agreed to cancel and terminate, effective as of April 25, 2023 (the “Termination”) all warrants to purchase Camber’s common stock outstanding under (i) that certain Warrant Agreement, dated as of December 30, 2021, by and between the Company and the Investor named therein, and (ii) that certain Warrant Agreement, dated as of December 31, 2021, by and between the Company and the Investor named therein. The Warrant Termination Agreements are identical as to their terms.  The Investors entered into the Warrant Termination Agreements in order to help facilitate implementation of the Company’s business plans and continued trading on the NYSE American LLC, and, in exchange for the Termination, the Company agreed to the release and indemnity as provided in each Warrant Termination Agreement. Pursuant to the Warrant Termination Agreement, the Investor also agreed that the Company may make an Early Redemption of any remaining shares of Series C Redeemable Convertible Preferred Stock held by the Investor provided that all Promissory Notes executed by the Company in favor of the Investor or any of its affiliates have been paid in full.  The term “Early Redemption” has the meaning given to it in the Fifth Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock filed by the Company with the State of Nevada regarding such class of preferred stock.

February 2024

On February 15, 2024, the Company entered into an agreement (the “Measuring Metric Floor Agreement”) with the holder of our Series C Preferred Stock pursuant to which, in exchange for the release and indemnity as provided for in the Measuring Metric Floor Agreement, the Company and such holder agreed that (i) beginning on February 15, 2024 and thereafter, the Company agreed to pay at least fifty percent of the net proceeds received by the Company in connection with any registered or unregistered offering of equity or debt securities of the Company toward repayment of any outstanding promissory notes of the Company in favor of the holder of the Series C Preferred Stock or its affiliates and (ii) such holder rescinded its prior notice to increase the beneficial ownership limitation to 9.99%, such that the limitation is restored to 4.99% effective as of February 22, 2024.

The Company and such holder also agreed to file an amendment to the COD, which was filed on February 21, 2024, (i) establishing a floor price of $0.15 in connection with determining the Conversion Premium (as defined in the COD) associated with conversions of Series C Preferred Stock, (ii) confirming that the Company may make an early redemption of any outstanding Series C Preferred Stock provided that outstanding promissory notes in favor of the holder of the Series C Preferred Stock or its affiliates are paid in full, and (iii) confirming that no additional conversion shares will be owed to such holder if the Company’s notes in favor of it and its affiliates are paid in full and all then outstanding shares of Series C Preferred Stock have been redeemed.

Reverse Stock Split and Amendments to Articles regarding Common Shares

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

On April 26, 2023, the Company held a special meeting of stockholders at which the stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 500,000,000.

Industry Segments

The Company reports its operations in two industry segments: Oil & Gas and Power.

Employees

The Company has 2 full-time employees. The Company continues to retain outside consultants as needed to support the operation of the business, including the Chief Executive Officer and Chief Financial Officer.

Through Simson-Maxwell, the Company has approximately 127 employees in 7 locations in Canada.

ITEM 1A. RISK FACTORS.

Our business and operations are subject to many risks. The risks described below may not be the only risks we face, as our business and operations may also be subject to risks that we do not yet know of, or that we currently believe are immaterial. If any of the events or circumstances described below actually occur, our business, financial condition, results of operations or cash flow could be materially and adversely affected and the trading price of our common stock could decline. The following risk factors should be read in conjunction with the other information contained herein, including the financial statements and the related notes. Please read “Cautionary Note Regarding Forward-Looking Statements” in this filing, where we describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference in this filing.

Our securities should only be purchased by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this filing before deciding to become a holder of our securities. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

Risk Factors Related to the Power Generation Industry

Decreases in the availability and quality, or increases in the cost, of raw materials, key components and labor we use to make our products could materially reduce our earnings.

The principal raw materials that we use to produce our products are steel, copper and aluminum as well as batteries and advanced electronic components. We also source a significant number of component parts from third parties that we utilize to manufacture our products. The prices of those raw materials and components are susceptible to significant fluctuations due to trends in supply and demand, commodity prices, currencies, transportation costs, government regulations and tariffs, price controls, interest rates, economic conditions and other unforeseen circumstances beyond our control. In fact, we have recently seen such trends significantly impact our business resulting in higher costs and shortages in materials, components and labor, and such impacts may continue for the foreseeable future. We typically do not have long-term supply contracts in place to ensure the raw materials and components we use are available in necessary amounts or at fixed prices. In the short term, we have been unable to fully mitigate raw material or component price increases through product design improvements, price increases to our customers, manufacturing productivity improvements, or hedging transactions, and if our mitigation efforts continue to not be fully effective in the short or long term, our profitability could be adversely affected. Also, our ability to continue to obtain quality materials and components is subject to the continued reliability and viability of our suppliers, including in some cases, suppliers who are the sole source of certain important components. It has been challenging to consistently obtain adequate, cost efficient or timely deliveries of certain required raw materials and components, or sufficient labor resources while we ramp up production to meet higher levels of demand, and if this trend continues, we may be unable to manufacture sufficient quantities of products on a timely basis. This could cause us to lose additional sales, incur additional costs, delay new product introductions or suffer harm to our reputation.

Our business could be negatively impacted if we fail to adequately protect our intellectual property rights or if third parties claim that we are in violation of their intellectual property rights.

We consider our intellectual property rights to be important assets and seek to protect them through a combination of patent, trademark, copyright and trade secret laws, as well as licensing and confidentiality agreements. These protections may not be adequate to prevent third parties from using our intellectual property without our authorization, breaching any confidentiality agreements with us, copying or reverse engineering our products, or developing and marketing products that are substantially equivalent to or superior to our own. The unauthorized use of our intellectual property by others could reduce our competitive advantage and harm our business. Not only are intellectual property-related proceedings burdensome and costly, but they could span years to resolve and we might not ultimately prevail. We cannot guarantee that any patents, issued or pending, will provide us with any competitive advantage or will not be challenged by third parties. Moreover, the expiration of our patents may lead to increased competition with respect to certain products.

In addition, we cannot be certain that we do not or will not infringe third parties’ intellectual property rights. We currently are, and have previously been, subject to such third-party infringement claims, and may continue to be in the future. Any such claim, even if it is believed to be without merit, may be expensive and time-consuming to defend, subject us to damages, cause us to cease making, using or selling certain products that incorporate the disputed intellectual property, require us to redesign our products, divert management time and attention, and/or require us to enter into costly royalty or licensing arrangements.

We may incur costs and liabilities as a result of product liability claims.

We face a risk of exposure to current and future product liability claims alleging to arise from the use of our products and that may purportedly result in injury or other damage. Although we currently maintain product liability insurance coverage, we may not be able to obtain such insurance on acceptable terms in the future, if at all, or obtain insurance that will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. A significant unsuccessful product liability defense could have a material adverse effect on our financial condition and results of operations. In addition, we believe our business depends on the strong brand reputation we have developed. If our reputation is damaged, we may face difficulty in maintaining our market share and pricing with respect to some of our products, which could reduce our sales and profitability.

Demand for our products is significantly affected by durable goods spending by consumers and businesses, and other macroeconomic conditions.

Our business is affected by general economic conditions, and uncertainty or adverse changes, such as the prolonged downturn in U.S. residential investment and the impact of more stringent credit standards, have previously led and could lead again to a decline in demand for our products and pressure to reduce our prices. Our sales of light-commercial and industrial generators are affected by conditions in the non-residential construction sector and by the capital investment trends for small and large businesses and municipalities. If these businesses and municipalities cannot access credit markets or do not utilize discretionary funds to purchase our products as a result of the economy or other factors, our business could suffer and our ability to realize benefits from our strategy of increasing sales in the light-commercial and industrial sectors through, among other things, our focus on innovation and product development, including natural gas engine and modular technology, could be adversely affected. In addition, consumer confidence and home remodeling expenditures have a significant impact on sales of our residential products, and prolonged periods of weakness in consumer durable goods spending has previously had, and could again have, a material impact on our business. We currently do not have any material contracts with our customers which call for committed volume, and we cannot guarantee that our current customers will continue to purchase our products at the same level, if at all. If general economic conditions or consumer confidence were to worsen, or if the non-residential construction sector or rate of capital investments were to decline, our net sales and profits would likely be adversely affected. Changes in government monetary or fiscal policies may negatively impact our results, including increases in interest rates which could negatively affect overall growth and impact sales of our products. Additionally, the timing of capital spending by our national account customers can vary from quarter-to-quarter based on capital availability and internal capital spending budgets. Also, the availability of renewable energy mandates and investment tax credits and other subsidies can have an impact on the demand for energy storage systems. Our global operations are exposed to political and economic risks, commercial instability and events beyond our control in the countries in which we operate. Such risks or events may disrupt our supply chain and not enable us to produce products to meet customer demand.

The industry in which we compete is highly competitive, and our failure to compete successfully could adversely affect our results of operations and financial condition.

We operate in markets that are highly competitive. Some of our competitors have established brands and are larger in size or are divisions of large, diversified companies which have substantially greater financial resources than we do. Some of our competitors may be willing to reduce prices and accept lower margins in order to compete with us. In addition, we could face new competition from large international or domestic companies with established brands that enter our end markets. Demand for our products may also be affected by our ability to respond to changes in design and functionality, to respond to downward pricing pressure, and to provide shorter lead times for our products than our competitors. If we are unable to respond successfully to these competitive pressures, we could lose market share, which could have an adverse impact on our results.

Our industry is subject to technological change, and our failure to continue developing new and improved products and to bring these products rapidly to market could have an adverse impact on our business.

New products, or refinements and improvements to our existing products, may have technical failures, delayed introductions, higher than expected production costs or may not be well accepted by our customers. If we are not able to anticipate, identify, develop and market high quality products in line with technological advancements that respond to changes in customer preferences, demand for our products could decline and our operating results could be adversely affected.

We rely on independent dealers and distribution partners, and the loss of these dealers and distribution partners, or of any of our sales arrangements with significant private label, national, retail or equipment rental customers, would adversely affect our business.

We depend on the services of independent distributors and dealers to sell our products and provide service and aftermarket support to our end customers. We also rely on our distribution channels to drive awareness for our product categories and our brands. In addition, we sell our products to end users through private label arrangements with leading home equipment, electrical equipment and construction machinery companies; arrangements with top retailers and equipment rental companies; and our direct national accounts with telecommunications and industrial customers. Our distribution agreements and any contracts we have with large national, retail and other customers are typically not exclusive, and many of the distributors with whom we do business offer competitors’ products and services. Impairment of our relationships with our distributors, dealers or large customers, loss of a substantial number of these distributors or dealers or of one or more large customers, or an increase in our distributors’ or dealers’ sales of our competitors’ products to our customers or of our large customers’ purchases of our competitors’ products could materially reduce our sales and profits. Also, our ability to successfully realize our growth strategy is dependent in part on our ability to identify, attract and retain new distributors at all layers of our distribution platform, including increasing the number of energy storage distributors, and we cannot be certain that we will be successful in these efforts.

We are unable to determine the specific impact of changes in selling prices or changes in volumes or mix of our products on our net sales.

Because of the wide range of products that we sell, the level of customization for many of our products, the frequent rollout of new products, the different accounting systems utilized, and the fact that we do not apply pricing changes uniformly across our entire portfolio of products, we are unable to determine with specificity the effect of volume or mix changes or changes in selling prices on our net sales.

Policy changes affecting international trade could adversely impact the demand for our products and our competitive position.

Changes in government policies on foreign trade and investment can affect the demand for our products, impact the competitive position of our products or prevent us from being able to sell products in certain countries. Our business benefits from free trade agreements, and efforts to withdraw from, or substantially modify such agreements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, import or export licensing requirements, exchange controls or new barriers to entry, could have a material adverse effect on our results of operations, financial condition or cash flows. For example, we are experiencing increased tariffs on certain of our products and product components. However, these tariffs have not ultimately had a material adverse effect on our results due to the implementation of various mitigation efforts in conjunction with our supply chain and end market partners.

Risk Factors Related to the Oil and Gas Industry

Oil and gas price fluctuations in the market may adversely affect the results of our operations.

Our profitability, cash flows and the carrying value of our oil and natural gas properties are highly dependent upon the market prices of oil and natural gas. A significant portion of our sales of oil and natural gas, if any, are made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts. Accordingly, the prices received for our oil and natural gas production are dependent upon numerous factors beyond our control. These factors include the level of consumer product demand, governmental regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and natural gas and the overall economic environment.

Historically, the oil and natural gas markets have proven cyclical and volatile as a result of factors that are beyond our control. Any additional declines in oil and natural gas prices or any other unfavorable market conditions could have a material adverse effect on our financial condition.

Actual quantities of recoverable oil and gas reserves and future cash flows from those reserves most likely will vary from our estimates.

Estimating accumulations of oil and gas is complex. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

•	the quality and quantity of available data;

•	the interpretation of that data;

•	the accuracy of various mandated economic assumptions; and

•	the judgment of the persons preparing the estimate.

Estimates of proved reserves prepared by others might differ materially from our estimates. Actual quantities of recoverable oil and gas reserves, future production, oil and gas prices, revenues, taxes, development expenditures and operating expenses most likely will vary from our estimates. Any significant variance could materially affect the quantities and net present value of our reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development and prevailing oil and gas prices. Our reserves also may be susceptible to drainage by operators on adjacent properties.

Our operations will require significant expenditures of capital that may not be recovered.

We require significant expenditures of capital to locate and develop producing properties and to drill exploratory and exploitation wells. In conducting exploration, exploitation and development activities for a particular well, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, exploitation, development and production activities to be unsuccessful, potentially resulting in abandonment of the well. This could result in a total loss of our investment. In addition, the cost and timing of drilling, completing and operating wells is difficult to predict.

Compliance with, or breach of, environmental laws can be costly and could limit our operations.

Our operations will be subject to numerous and frequently changing laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Any properties we might own for the exploration and production of oil and gas and the wastes disposed on these properties may be subject to the Comprehensive Environmental Response, Compensation and Liability Act, the Oil Pollution Act of 1990, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, similar state laws, and similar Canadian laws. Under such laws, we could be required to remove or remediate previously released wastes or property contamination. Laws and regulations protecting the environment have generally become more stringent and may, in some cases, impose “strict liability” for environmental damage. Strict liability means that we may be held liable for damage without regard to whether we were negligent or otherwise at fault. Environmental laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed. Failure to comply with these laws and regulations may result in the imposition of administrative, civil and criminal penalties.

Although we believe that our operations are in substantial compliance with existing requirements of governmental bodies, our ability to conduct continued operations is subject to satisfying applicable regulatory and permitting controls. Our current permits and authorizations and ability to get future permits and authorizations may be susceptible on a going forward basis, to increased scrutiny, greater complexity resulting in increased costs, or delays in receiving appropriate authorizations.

We are subject to changing laws and regulations and other governmental actions that can significantly and adversely affect our business.

Federal, state, local, territorial and foreign laws and regulations relating to tax increases and retroactive tax claims, disallowance of tax credits and deductions, expropriation or nationalization of property, mandatory government participation, cancellation or amendment of contract rights, and changes in import and export regulations, limitations on access to exploration and development opportunities, as well as other political developments may adversely affect our operations.

The oil and gas we produce may not be readily marketable at the time of production.

Crude oil, natural gas, condensate and other oil and gas products are generally sold to other oil and gas companies, government agencies and other industries. The availability of ready markets for oil and gas that we might discover and the prices obtained for such oil and gas depend on many factors beyond our control, including:

•	the extent of local production and imports of oil and gas,

•	the proximity and capacity of pipelines and other transportation facilities,

•	fluctuating demand for oil and gas,

•	the marketing of competitive fuels, and

•	the effects of governmental regulation of oil and gas production and sales.

Natural gas associated with oil production is often not marketable due to demand or transportation limitations and is often flared at the producing well site. Pipeline facilities do not exist in certain areas of exploration and, therefore, we intend on utilizing trucks to transport any oil that is discovered.

Downturns and volatility in global economies and commodity and credit markets may materially adversely affect our business, results of operations and financial condition.

Our results of our operations are materially adversely affected by the conditions of the global economies and the credit, commodities and stock markets. Among other things, the Company has recently been adversely impacted, and anticipates continuing to be adversely impacted, due to a global reduction in consumer demand for oil and gas, and consumer lack of access to sufficient capital to continue to operate their businesses or to operate them at prior levels. In addition, a decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect the demand for oil and gas and as a result our results of operations.

Because of the inherent dangers involved in oil and gas operations, there is a risk that we may incur liability or damages as we conduct our business operations, which could force us to expend a substantial amount of money in connection with litigation and/or a settlement.

The oil and natural gas business involve a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. We currently have no insurance to cover such losses and liabilities, and even if insurance is obtained, there can be no assurance that it will be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations, which could lead to any investment in us becoming worthless.

We may encounter operating hazards that may result in substantial losses.

We will be subject to operating hazards normally associated with the exploration and production of oil and gas, including hurricanes, blowouts, explosions, oil spills, cratering, pollution, earthquakes, labor disruptions and fires. The occurrence of any such operating hazards could result in substantial losses to us due to injury or loss of life and damage to or destruction of oil and gas wells, formations, production facilities or other properties. We do not maintain insurance coverage for matters that may adversely affect our operations, including war, terrorism, nuclear reactions, government fines, treatment of waste, blowout expenses, wind damage and business interruptions. Losses and liabilities arising from uninsured or underinsured events could reduce our revenues or increase our costs. There can be no assurance that any insurance we do obtain will be adequate to cover losses or liabilities associated with operational hazards. We cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase.

We face strong competition from larger oil and gas companies, which could result in adverse effects on our business.

The petroleum exploration and production business is highly competitive. Many of our competitors have substantially larger financial resources, staff and facilities. Our competitors in the United States include numerous major oil and gas exploration and production companies. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors. Competitors include larger companies which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. Actual or potential competitors may be strengthened through the acquisition of additional assets and interests. Additionally, there are numerous companies focusing their resources on creating fuels and/or materials which serve the same purpose as oil and gas but are manufactured from renewable resources.

Our estimates of the volume of reserves could have flaws, or such reserves could turn out not to be commercially extractable. as a result, our future revenues and projections could be incorrect.

Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially depending, in part, on the assumptions made and may be subject to adjustment either up or down in the future. Our actual amounts of production, revenue, taxes, development expenditures, operating expenses, and quantities of recoverable oil and gas reserves may vary substantially from the estimates. Oil and gas reserve estimates are necessarily inexact and involve matters of subjective engineering judgment. In addition, any estimates of our future net revenues and the present value thereof are based on assumptions derived in part from historical price and cost information, which may not reflect current and future values, and/or other assumptions made by us that only represent our best estimates. If these estimates of quantities, prices and costs prove inaccurate, we may be unsuccessful in expanding our oil and gas reserves base with our acquisitions. Additionally, if declines in and instability of oil and gas prices occur, then write downs in the capitalized costs associated with any oil and gas assets we obtain may be required. Because of the nature of the estimates of our reserves and estimates in general, we can provide no assurance that reductions to our estimated proved oil and gas reserves and estimated future net revenues will not be required in the future, and/or that our estimated reserves will be present and/or commercially extractable. If our reserve estimates are incorrect, the value of our common stock could decrease and we may be forced to write down the capitalized costs of our oil and gas properties.

Our business will suffer if we cannot obtain or maintain necessary licenses.

Our operations will require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. Our, or our partners’, ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governments, among other factors. Our inability to obtain, or our loss of or denial of extension of, any of these licenses or permits could hamper our ability to produce revenues from our operations.

Our operations may be subject to various litigation matters in the future that could have an adverse effect on our business.

From time to time, we may become a defendant in various litigation matters. The nature of our operations exposes us to further possible litigation claims, including litigation relating to climate change in the future. There is a risk that any matter in litigation could be adversely decided against us regardless of our belief, opinion and position, which could have a material adverse effect on our financial condition and results of operations. Litigation is highly costly and the costs associated with defending litigation could also have a material adverse effect on our financial condition.

We may be affected by global climate change or by legal, regulatory, or market responses to such change.

The growing political and scientific sentiment is that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns. Changing weather patterns, along with the increased frequency or duration of extreme weather conditions, could impact the availability or increase the cost to produce our products. Additionally, the sale of our products can be impacted by weather conditions.

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas emissions. For example, proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered by policy makers in the provinces, states or territories where we operate. Laws enacted that directly or indirectly affect our oil and gas production could impact our business and financial results.

If oil or natural gas prices decrease or drilling efforts are unsuccessful, we may be required to record write-downs of our oil and natural gas properties.

We could be required to write down the carrying value of certain of our oil and natural gas properties. Write-downs may occur when oil and natural gas prices are low, or if we have downward adjustments to our estimated proved reserves, increases in our estimates of operating or development costs, deterioration in drilling results or mechanical problems with wells where the cost to re-drill or repair is not supported by the expected economics.

Accounting rules require that the carrying value of oil and natural gas properties be periodically reviewed for possible impairment. Under the full cost method of accounting, capitalized oil and natural gas property costs less accumulated depletion, net of deferred income taxes, may not exceed a ceiling amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are subject to amortization. Should capitalized costs exceed this ceiling, which is tested on a quarterly basis, an impairment is recognized. While an impairment charge reflects our long-term ability to recover an investment, reduces our reported earnings and increases our leverage ratios, it does not impact cash or cash flow from operating activities.

Our future success depends on our ability to replace reserves that are produced.

Because the rate of production from oil and natural gas properties generally declines as reserves are depleted, our future success depends upon our ability to economically find or acquire and produce additional oil and natural gas reserves. Except to the extent that we acquire additional properties containing proved reserves, conduct successful exploration and development activities, or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves, our proved reserves will decline as our reserves are produced. Future oil and natural gas production, therefore, is highly dependent upon our level of success in acquiring or finding additional reserves that are economically recoverable. We cannot assure you that we will be able to find or acquire and develop additional reserves at an acceptable cost.

We may acquire significant amounts of unproved property to further our development efforts. Development and exploratory drilling and production activities are subject to many risks, including the risk that no commercially productive reservoirs will be discovered. We may acquire both proved and producing properties as well as undeveloped acreage that we believe will enhance growth potential and increase our earnings over time. However, we cannot assure you that all of these properties will contain economically viable reserves or that we will not abandon our initial investments. Additionally, we cannot assure you that unproved reserves or undeveloped acreage that we acquire will be profitably developed, that new wells drilled on our properties will be productive or that we will recover all or any portion of our investments in our properties and reserves.

Our lack of industry and geographical diversification may increase the risk of an investment in our company.

We operate in the oil and gas sector, and our current leases are located in North America in Texas. This lack of geographic diversification may make our holdings more sensitive to economic developments within a regional area, which may result in reduced rates of return or higher rates of default than might be incurred with a company that is more geographically diverse.

Our business depends on oil and natural gas transportation and processing facilities and other assets that are owned by third parties.

The marketability of our oil and natural gas depends in part on the availability, proximity and capacity of pipeline systems, processing facilities, oil trucking fleets and rail transportation assets owned by third parties. The lack of available capacity on these systems and facilities, whether as a result of proration, physical damage, scheduled maintenance or other reasons, could result in the delay or discontinuance of development plans for our properties. The curtailments arising from these and similar circumstances may last from a few days to several months.

Our leasehold acreage is subject to leases that will expire over the next several years unless production is established or maintained or the leases are extended.

Some of our acreage is currently held by production or held by operations, but some is not. Unless production in paying quantities is established or operations are commenced on units containing these latter leases during their terms, those leases may expire. Likewise, if we are unable to maintain production on acreage held by production or operations, those leases may expire. If our leases expire and we are unable to renew the leases, we will lose our right to develop or utilize the related properties.

Deficiencies of title to our leased interests could significantly affect our financial condition.

We, or our partners, often incur the expense of a title examination prior to acquiring oil and natural gas leases or undivided interests in oil and natural gas leases or other developed rights. If an examination of the title history of a property reveals that an oil or natural gas lease or other developed rights have been purchased in error from a person who is not the owner of the mineral interest desired, our interest would substantially decline in value or be eliminated. In such cases, the amount paid for such oil or natural gas lease or leases or other developed rights may be lost.

Risk Factors Related to our Investments in New Technologies

Because of the unique difficulties and uncertainties inherent in technology development, we face a risk of not being able to capitalize on our license or ownership of intellectual property.

Potential investors should be aware of the difficulties normally encountered by companies developing new technology and the high rate of failure of such enterprises. The likelihood of our successful ability to commercialize intellectual property we own or license must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of new technology with limited personnel and financial means. These potential problems include, but are not limited to, unanticipated technical problems that extend the time and cost of product development, or unanticipated problems with the operation of the technology.

Technology development involves significant time and expense and can be uncertain.

The development of technology associated with our licensed or owned intellectual property will be costly, complex and time-consuming. Any investment into technology development and commercialization often involves a long wait until a return, if any, is achieved on such investment. We plan to make investments in research and development relating to our owned and licensed intellectual property and technology. Investments in new technology and processes are inherently speculative.

Successful technical development of technologies associated with intellectual property does not guarantee successful commercialization.

We may successfully complete the technical development of technologies associated with our owned or licensed intellectual property, but we may still fail to commercialize that technology at scale or at a cost attractive to the target industries. Our success will depend largely on our ability to prove the capabilities and cost-effectiveness of the developed technology. Upon demonstration, the technology may not have the capabilities they were designed to have or that we believed they would have, or they may be more expensive than anticipated. Furthermore, even if we do successfully demonstrate the technology’s capabilities, potential customers may be more comfortable doing business with a larger, more established, more proven company than us. Moreover, competing technologies may prevent us from gaining wide market acceptance of the technology. Significant revenue from new technology investments may not be achieved for a number of years, if at all.

Other companies may claim that we infringe their intellectual property, which could materially increase our costs and harm our ability to generate future revenue and profit.

We do not believe that we infringe the proprietary rights of any third party, but claims of infringement are becoming increasingly common, and third parties may assert infringement claims against us. It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. If we are required to obtain licenses to use any third-party technology, we would have to pay royalties, which may significantly reduce any profit on our products. In addition, any such litigation could be expensive and disruptive to our ability to generate revenue or enter into new market opportunities. If any of our products were found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

Renewable energy investments may be linked to government subsidies.

Profitability of any investments we make in renewable and/or clean energy opportunities may depend on the availability of government subsidies, tax credits or other types of incentives, and there is no guaranty such subsidies, tax credits or incentives will be available in the future.

Risk Factors Related to our Operations.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Part II - Item 9A. Controls and Procedures”, as of December 31, 2023, our CEO and CFO have determined that our disclosure controls and procedures were not effective, and such disclosure controls and procedures have not been deemed effective since approximately September 30, 2017. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 and determined that such internal control over financial reporting was not effective as a result of such assessment.

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

Because of our small size, growth in accordance with our business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources. If we expand our activities, developments and production, and increase the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the inability to recruit and retain experienced managers, geoscientists, petroleum engineers, landmen, engineers and employees could have a material adverse effect on our business, financial condition and results of operations and our ability to execute our business plan in a timely fashion.

Need for Additional Financing

The Company currently has limited funds and the lack of additional funds may negatively impact the Company’s ability to pursue its business strategy to conduct operations in the oil and gas industry and to acquire, invest in and/or provide professional advisory and consulting services to companies undergoing or anticipating periods of rapid growth. Even if the Company’s funds prove to be sufficient to provide such services or to acquire an interest in, or complete a transaction with, an entity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company may investigate the availability, source, or terms that might govern the acquisition of additional capital but will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

No Assurance of Success or Profitability

There is no assurance that the Company will be able to successfully implement its business plan and provide the contemplated services to its client companies. Even if the Company is successful in providing its services to its client companies, there is a risk that it will not generate revenues or profits, or that the market price of the Company’s common stock will increase.

If we lose the services of our Chief Executive Officer, our operations could be disrupted, and our business could be harmed.

We rely heavily on the day-to-day involvement of our CEO, James Doris, in managing the Company’s affairs. Mr. Doris is an integral part of all material elements of our existing operations and immediate growth initiatives. We do not have a long-term employment or other agreement with Mr. Doris. If he ceases to be involved with us for any reason, our operations would likely be disrupted, and our business would likely be harmed.

Cybersecurity breaches or business system disruptions may adversely affect our business.

We rely on our information technology infrastructure and management information systems to operate and record almost every aspect of our business. This may include confidential or personal information belonging to us, our employees, customers, suppliers, or others. Similar to other companies, our systems and networks, and those of third parties with whom we do business, could be subject to cybersecurity breaches caused by, among other things, illegal hacking, insider threats, computer viruses, phishing, malware, ransomware, or acts of vandalism or terrorism, or acts perpetrated by criminals or nation-state actors. Furthermore, we may also experience increased cybersecurity risk as some of our onshore personnel may periodically work remotely.

In addition to our own systems and networks, we use third-party service providers to process certain data or information on our behalf. Due to applicable laws and regulations, we may be held responsible for cybersecurity incidents attributed to our service providers to the extent it relates to information we share with them. Although we seek to require that these service providers implement and maintain reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in their systems or networks.

Despite our efforts to continually refine our procedures, educate our employees, and implement tools and security measures to protect against such cybersecurity risks, there can be no assurance that these measures will prevent unauthorized access or detect every type of attempt or attack. Our potential future upgrades, refinements, tools and measures may not be completely effective or result in the anticipated improvements, if at all, and may cause disruptions in our business operations. In addition, a cyberattack or security breach could go undetected for an extended period of time, and the ensuing investigation of the incident would take time to complete. During that period, we may not necessarily know the impact to our systems or networks, costs and actions required to fully remediate and our initial remediation efforts may not be successful, and the errors or actions could be repeated before they are fully contained and remediated. A breach or failure of our systems or networks, critical third-party systems on which we rely, or those of our customers or vendors, could result in an interruption in our operations, disruption to certain systems that are used to operate our vessels or other assets, unplanned capital expenditures, unauthorized publication of our confidential business or proprietary information, unauthorized release of customer, employee or third party data, theft or misappropriation of funds, violation of privacy or other laws, and exposure to litigation or indemnity claims including resulting from customer-imposed cybersecurity controls or other related contractual obligations. There could also be increased costs to detect, prevent, respond, or recover from cybersecurity incidents. Any such breach, or our delay or failure to make adequate or timely disclosures to the public, regulatory or law enforcement agencies or affected individuals following such an event, could have a material adverse effect on our business, reputation, financial position, results of operations and cash flows, and cause reputational damage.

Increasing legal and regulatory focus on data privacy and security issues could expose us to increased liability and operational changes and costs.

Along with our own data and information in the normal course of our business, we collect and retain certain data that is subject to specific laws and regulations. The compliant processing of this data domestically and transferring of this data across international borders continues to increase in complexity. This data is subject to regulation at various levels of government in many areas of our business and in jurisdictions across the world, including data privacy and security laws such as the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), the EU General Data Protection Regulation (“GDPR”), the U.K. and General Data Protection Regulation (“U.K. GDPR”), the standard contractual clauses (“SCC”) adopted by the European Commission and the U.K. Parliament for the processing and transfer of personal data in compliance with the GDPR and/or the U.K. GDPR, and Quebec’s Bill 64 (“Bill 64”). We also operate, or may in the future operate, in other jurisdictions that have issued, or are considering issuing, data privacy laws and regulations. The U.S. Federal Trade Commission recently adopted rules requiring the reporting of certain data breaches that may apply to our operations and those of our subsidiaries. As the number and complexities of such laws and regulations continue to increase, we will face increasingly complex compliance, monitoring, and control obligations. As the implementation, interpretation, and enforcement of such laws continues to progress and evolve, there may also be developments that amplify such risks. Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, or otherwise, could expose us to litigation and enforcement, and result in significant penalties, fines, and other liabilities.

The Company is required to indemnify its Officers and Directors

Nevada law provides for the indemnification of the Company’s directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. If the Company were called upon to indemnify an officer or director, then the portion of its available funds expended for such purpose would reduce the amount otherwise available for the Company’s business. This indemnification obligation and the resultant costs associated with indemnification may also discourage our Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

The Company would bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person’s promise to repay the Company if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it may be unable to recoup.

We may be dependent upon outside advisors.

To supplement the Company’s officers, directors and principal shareholders, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other outside consultants or advisors. The selection of any such advisors will be made by the Company without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to the Company. In the event the Company considers it necessary to hire outside advisors, such persons may be affiliates of the Company.

The staff of the SEC’s Division of Enforcement notified Viking that the Staff had made a preliminary determination to recommend that the SEC file an enforcement action against Viking, as well as against its CEO and its former CFO, for alleged violation so securities laws.

In April of 2019, the staff (the “Staff”) of the SEC’s Division of Enforcement notified Viking that the Staff had made a preliminary determination to recommend that the SEC file an enforcement action against Viking, as well as against its CEO and its former CFO, for alleged violations of Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder during the period from early 2014 through late 2016. The Staff’s notice was not a formal allegation or a finding of wrongdoing by Viking, and Viking has communicated with the Staff regarding its preliminary determination. We believe Viking has adequate defenses and intends to vigorously defend any enforcement action that may be initiated by the SEC. However, the defense of an action filed by the SEC against Viking, its CEO and/or former CFO, could take resources away from our operations, divert management attention, or potentially result in penalties, fines or sanctions, which could materially adversely affect us or the value of our securities.

We only own approximately 60.5% of Simson-Maxwell, and other Simson-Maxwell stakeholders are able to exercise some control over its operations.

We do not own 100% of Simson-Maxwell, but rather we own approximately 60.5% of Simson-Maxwell’s issued and outstanding shares. We are a party to a Shareholders’ Agreement regarding the ownership and governance of Simson-Maxwell, and although we are entitled to elect the majority of the directors of Simson-Maxwell, we have to obtain approval from at least one other shareholder of Simson-Maxwell in connection with the following matters:

•

any fundamental change to the corporate structure of the Simson-Maxwell and/or any subsidiary of Simson-Maxwell if such fundamental change is dilutive to the existing shareholders, including without limitation, in respect of each such entity: any amendment, modification, repeal or other variation to its articles, any amendment to its authorized share capital, or any proposal to create, reclassify, re-designate, subdivide, consolidate, or otherwise change any shares (whether issued or unissued) or partnership units, as the case may be;

•

the issuance of any shares in the capital of the Simson-Maxwell and/or any subsidiary of Simson-Maxwell or any securities, warrants, options or rights convertible into, exchangeable for, or carrying the right to subscribe for or purchase, shares in the capital of the Simson-Maxwell and/or any subsidiary of Simson-Maxwell, as the case may be, if such issuance is dilutive to the existing shareholders;

•

the redemption or purchase for cancellation of any shares in the capital of the Simson-Maxwell and/or any subsidiary of Simson-Maxwell, or any other return of capital by the Simson-Maxwell and/or any subsidiary of Simson-Maxwell, other than any purchase of shares in accordance with the Shareholders’ Agreement;

•

the conversion, exchange, reclassification, re-designation, subdivision, consolidation, or other change of or to any shares in the capital of the Simson-Maxwell and/or any subsidiary of Simson-Maxwell if any such action is dilutive to the existing shareholders;

•

the acquisition or commencement of any business other than Simson-Maxwell’s current business or the entering into of any amalgamation, merger, partnership, joint venture, or other combination, or any agreement with respect to any of the foregoing, with any person or business by the Simson-Maxwell and/or any subsidiary of Simson-Maxwell if any such action is dilutive to the existing shareholders;

•

any dissolution, liquidation, or winding-up of the Simson-Maxwell and/or any subsidiary of Simson-Maxwell or other distribution of the assets of the Simson-Maxwell and/or any subsidiary of Simson-Maxwell for the purpose of winding-up its affairs, whether voluntary or involuntary, except where such dissolution, liquidation, or winding-up or other distribution is done voluntarily by the Simson-Maxwell and/or any subsidiary of Simson-Maxwell in order to reorganize its corporate structure, provided that the board of directors of Simson-Maxwell determines (without inquiring into or giving effect to the personal circumstances of any individual shareholder) that the interests of no one shareholder shall be disproportionately adversely affected vis-à-vis the interests of any other shareholder by such reorganization;

24

•

any declaration or payment of dividends by the Simson-Maxwell or other similar payment or distribution by the Simson-Maxwell to all of the shareholders, except for payment or distribution to all common shareholders or the payment of dividends on any issued preferred shares as required under their terms;

•

any sale, proposed sale, lease, exchange, or other disposition of all or a substantial portion of the property, assets, or business of the Simson-Maxwell and/or any subsidiary of Simson-Maxwell, other than in the ordinary course of business;

•	any provision of any guarantee, indemnity, or other financial support by the Simson-Maxwell and/or any subsidiary of Simson-Maxwell;

•

any transaction not in the ordinary course of business between Simson-Maxwell and/or any subsidiary of Simson-Maxwell and any person not dealing at arm’s length with Simson-Maxwell and/or any subsidiary of Simson-Maxwell or any of the shareholders. For the avoidance of doubt, entering into employment agreements with employees, hiring decisions, and compensation arrangements are excluded from this provision; or

•	any change in the registered office of the Simson-Maxwell and/or any subsidiary of Simson-Maxwell.

Profitability & expansion initiatives at Simson-Maxwell are not guaranteed.

The Company’s majority-owned subsidiary, Simson-Maxwell, provides power generation products, services and custom energy solutions to commercial and industrial clients, primarily in Canada. Simson-Maxwell is not currently operating at a profit and the Company’s objective is to assist Simson-Maxwell with becoming profitable and expanding Simson-Maxwell’s business throughout North America. There can be no assurance either will occur as both initiatives are subject to a number of risks and influences, including several beyond the Company’s control.

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

On April 12, 2023, the Company received a deficiency letter (the “Deficiency Notice”) from the NYSE American LLC (the “NYSE American”) indicating that the Company was not in compliance with the NYSE American continued listing standards set forth in Sections 1003(a)(i), (ii) and (iii) of the NYSE American Company Guide (the “Equity Deficiency”). Section 1003(a)(i) of the NYSE American Company Guide requires a listed company’s stockholders’ equity be at least $2.0 million if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years. Section 1003(a)(ii) of the NYSE American Company Guide requires a listed company’s stockholders’ equity be at least $4.0 million if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. Section 1003(a)(iii) of the NYSE American Company Guide requires a listed company’s stockholders’ equity be at least $6.0 million if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. The Deficiency Notice noted that the Company reported stockholders’ deficit of $(17.1) million as of December 31, 2022, and losses from continuing operations and/or net losses in its five most recent fiscal years then ended.  In response to the Deficiency Notice the Company submitted a Continued Listing Compliance Plan (the “Compliance Plan”) to the NYSE outlining the Company’s intent and plan to remedy the Equity Deficiency and regain compliance prior to the NYSE’s required deadline of April 12, 2024, which was confirmed as accepted by the NYSE on or about June 21, 2023.

As required by the NYSE as a condition of accepting the Compliance Plan, the Company submitted quarterly reports to the NYSE following the Company’s filing with the Securities and Exchange Commission (“SEC”) of its Quarterly Reports on Form 10-Q for the quarters ended 6/30/2023 and 9/30/2023 (the “Q3 10-Q”), which were accepted by the NYSE on October 25, 2023 and January 10, 2024, respectively.  The balance sheet within Q3 10-Q reflected a stockholders’ equity position of $29,189,192 as of 9/30/2023. As disclosed in the balance sheet included herein, the Company’s stockholders’ equity position as of 12/31/2023 was $24,297,733.  With the stockholders’ equity position being greater than $6.0 million for two consecutive quarters the Company anticipates the NYSE recognizing the Company has cured the Equity Deficiency within the required timeframe.  If, however, the NYSE does not formally recognize the Equity Deficiency as being cured, or if the Company violates another continued listing standard, it might cause a delisting of our common stock.

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

We have authorized capital stock consisting of 500,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of March 20, 2024, Camber had (i) 148,940,299 shares of common stock outstanding; (ii) 28,092 designated Series A Convertible Preferred Stock (“Series A Preferred Stock”), 28,092 of which were outstanding; (iii) 5,200 designated shares of Series C Preferred Stock, 30 of which were outstanding; (iv) 25,000 designated shares of Series G Redeemable Convertible Preferred Stock (“Series G Preferred Stock”), 5,272 of which were outstanding, and; (v) 2,075 designated Series H Convertible Preferred Stock (“Series H Preferred Stock”), 275 of which were outstanding (each as described in greater detail below under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Description of Capital Stock”). As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, subject to the requirements of the NYSE American (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), which if issued could cause substantial dilution to our then stockholders. Shares of additional preferred stock may also be issued by our Board of Directors without stockholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have super voting rights and/or other rights or preferences which could provide the preferred stockholders with substantial voting control over us subsequent to the date of this filing and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

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

Holders of Series C Preferred Stock Hold a Liquidation Preference in the Company.

Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company, prior to any distribution or payment made to the holders of Preferred Stock or Common Stock by reason of their ownership thereof, the Holders of Series C Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to each share of Series C Preferred Stock equal to $10,000.00, plus an amount equal to any accrued but unpaid Dividends thereon. Because the dividends currently require that interest be paid on the Face Value of between 24.95% and 34.95% per annum, for the entire seven-year term of the Series C Preferred Stock (even if payable sooner than seven years after the issuance date), the total liquidation value required to be paid to Discover upon a liquidation, dissolution or winding up of the Company is approximately $1.03 million. If our  net assets total less than $1.03 million, it is likely that our common stockholders would not receive any amount in the event the Company was liquidated, dissolved or wound up, and the Series C Preferred shareholders would instead receive the entire amount of available funds after liquidation.

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

Holders of our Series C Preferred Stock effectively have the ability to consent to any material transaction involving the Company.

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

Our Series C Preferred Stockholder has favored-nation rights.

We have agreed with our Series C Preferred Stock holder that if we issue any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the Series C Preferred Stock holder, then we would notify Series C Preferred Stock holder of such additional or more favorable term and such term, at the holder’s option, may become a part of the transaction documents with the holder, including the Series C Preferred Stock and the agreements relating to the sale thereof. Such favored nations provisions may make it more costly to complete transactions in the future, may prevent future transactions from occurring and/or may provide the holders additional rights than they currently have, all of which may cause significant dilution to existing stockholders, and/or cause the value of our common stock to decline in value.

The holders of our Series C Preferred Stock, subject to applicable contractual restrictions, and/or a third party, may sell short our common stock, which could have a depressive effect on the price of our common stock.

The holders of our Series C Preferred Stock are currently prohibited from selling the Company’s stock short; however, in the event a trigger event occurs under the Series C Preferred Stock such restriction is waived. Additionally, nothing prohibits a third party from selling the Company’s common stock short based on their belief that due to the dilution caused by the conversions of our Series C Preferred Stock, that the trading price of our common stock will decline in value. The significant downward pressure on the price of our common stock as any of our Series C Preferred Stockholders sell material amounts of our common stock could encourage investors to short sell our common stock. This could place further downward pressure on the price of our common stock and in turn result in our Series C Preferred Stockholders receiving additional shares of common stock upon exercise/conversion of its securities, and adjustments thereof.

Item 1C. Cybersecurity

Board Oversight of Cybersecurity Matters

The Company’s Board of Directors recognizes the critical importance of developing, implementing, and maintaining a robust cybersecurity risk management strategy and governance program in order to safeguard the confidentiality, integrity and availability of the Company’s systems and information. The Board’s Audit Committee is tasked with overseeing cybersecurity threats, risk management strategy and governance. The management of cybersecurity risk has been integrated into the Company’s overall risk management processes.

Management of Cybersecurity Matters

The Company’s management is responsible for assessing, identifying and managing cybersecurity risks, threats and incidents. The Company has no internal IT function and engages third party providers that possess the requisite skills, systems and processes to effectively manage day-to-day IT operations, including cybersecurity.  This includes, but is not limited to:

•

Employing appropriate incident prevention and detection software (e.g., antivirus, anti-malware, firewall, endpoint detection and response, identity and access management, multifactor authentication, virtual private network, web content filter, spam filter, data loss protection software, security information and event management software);

•	Employing industry-standard encryption protocols;
•	Employing backup/disaster recovery software;
•	Conducting regular vulnerability scans of Company systems and networks.

Cybersecurity incidents are communicated to the Company’s senior management, including the CEO and CFO, who direct the Company’s response with the assistance of third-party specialists. Management notifies the Audit Committee of any cybersecurity incidents, including the nature of the incident, the Company’s remediation actions and any required improvements and changes to systems and processes.

Material Impact on Company

The Company has not been materially affected by, and is not likely to be materially affected by, any significant cybersecurity incidents.

Item 2. Properties

Effective December 1, 2023, the Company relocated its offices to 12 Greenway Plaza, Suite 1100, Houston, Texas 77046.

Through Simson-Maxwell, the Company has 7 locations in Western Canada, consisting of (i) Port Coquitlam, British Columbia; (ii) Edmonton, Alberta; (iii) Calgary, Alberta; (iv) Nanaimo, British Columbia; (v) Prince George, British Columbia; (vi) Fort St. John, British Columbia; and (vii) Terrace, British Columbia.

Oil and Natural Gas Properties

Oil and Natural Gas Reserves at December 31, 2023 and 2022

As of December 31, 2023, all of our proved oil and natural gas reserves were located in the United States, in the State of Texas.

The following tables set forth summary information with respect to our proved reserves as of December 31, 2023 and 2022. For additional information see Supplemental Information “Oil and Natural Gas Producing Activities (Unaudited)” to our consolidated financial statements in “Item 8-Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Under SEC reporting requirements, proved undeveloped reserves include only those reserves in which the Company has current plans to develop, generally within five years.

	Proved Reserves at December 31, 2023
Reserves Category	Crude Oil (BBLs)	Natural Gas (MCF)	Total Proved (BOE) (1)

Proved Reserves
Developed	34,250	160,770	61,045
Developed Non-Producing		-

Total Proved Reserves	34,250	160,770	61,045

Estimated Future Net Cash Flows		-	$1,608,240
10% annual discount for estimated timing of cash flows			(669,870)
Discounted Future Net Cash Flows - (PV10) (2)			$938,370

	Proved Reserves at December 31, 2022
Reserves Category	Crude Oil (BBLs)	Natural Gas (MCF)	Total Proved (BOE) (1)

Proved Reserves
Developed	105,375	-	105,375
Developed Non-Producing	21,369	-	21,369

Total Proved Reserves	126,744	-	126,744

Estimated Future Net Cash Flows			$4,503,786
10% annual discount for estimated timing of cash flows			(1,532,187)
Discounted Future Net Cash Flows - (PV10) (2)			$2,971,599

(1) BOE (barrels of oil equivalent) is calculated by a ratio of 6 MCF to 1 BBL of Oil

(2) PV-10 represents the discounted future net cash flows attributable to our proved oil and natural gas reserves discounted at 10%. PV-10 of our total year-end proved reserves is considered a non-US GAAP financial measure as defined by the SEC. We believe that the presentation of the PV-10 is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves without consideration of income tax affects. We further believe investors and creditors use our PV-10 as a basis for comparison of the relative size and value of our reserves to other companies.

Net Production, Unit Prices and Costs

The following table presents certain information with respect to oil and natural gas production attributable to our interests in all of our properties in the United States, the revenue derived from the sale of such production, average sales prices received and average production costs during the years ended December 31, 2023 and 2022. All production and expense data includes the results of Mid-Con Petroleum and Mid-Con Drilling through November 5, 2023 and Petrodome through December 1, 2023, the respective dates of disposition.

	Unit of	December 31,
	Measure	2023	2022

Production
Oil	Barrels	12,348	24,510
Natural Gas	Mcf	5,589	205,374
BOE		13,280	58,739

Sales
Oil	Barrels	12,348	2,254,134
Natural Gas	Mcf	5,589	978,971

Average Sales Prices
Oil	Barrels	73.83	91.97
Natural Gas	Mcf	6.61	4.77

Production - Lease operating expenses		658,505	1,633,765

Average Cost of Production per BOE		49.59	27.81

Drilling and Other Exploratory and Development Activities

During the year ended December 31, 2023 the Company did not drill any new wells. The Company focused primarily on preserving and maintaining existing assets and selling certain assets to pay down debt. Maintenance included, among other things, replacing tubing and pumps, replacing heater treaters, changing compressors, repressurizing wells, repairing water line leaks, replacing chokes and other items.

Present Activities

The Company is not presently drilling any new wells.

Delivery Commitments

The Company is not currently committed to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of December 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Merger-Related Litigation

On February 9, 2024, plaintiff Lawrence Rowe, on behalf of himself and all other similarly situated former public minority shareholders of Viking, filed against the Company and its CEO a putative Class Action Complaint (i.e. C.A. No.4:24-cv-00489) styled Lawrence Rowe, Individually and on Behalf of All Others Similarly Situated v. James A. Doris and Camber Energy, Inc., in the U.S. District Court for the Southern District of Texas, Houston Division.  The Complaint alleges breaches of fiduciary duty in connection with the merger between Viking and the Company and seek to recover damages for the alleged breaches.  The defendants deny the allegations and intend to move to dismiss the case.

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

On or about June 30, 2022, the Company was made aware of a Shareholder Derivative Complaint filed in the U.S. District Court for the Southern District of Texas, Houston Division (Case No. 4:22-cv-2167) against the Company, its current directors, and certain of its former directors (the “Houston Derivative Complaint”). The allegations contained in the Houston Derivative Complaint involve state-law claims for breach of fiduciary duty and unjust enrichment and a federal securities claim under Section 14(a) of the Securities Exchange Act of 1934.  On January 20, 2023, the U.S. District Court held that certain claims brought by the plaintiff relating to director actions and statements made in proxy statements prior to June 30, 2019, were time barred, but did not dismiss certain claims brought by plaintiff relating to director actions and statements made in proxy statements after June 30, 2019.  Pursuant to Article 6 of the Amended and Restated Bylaws, on February 15, 2023, the Company’s Board of Directors (the “Board”) formed a Committee of the Board (the “Special Litigation Committee”) to investigate, analyze, and evaluate the remaining allegations in the Houston Derivative Complaint. The Special Litigation Committee completed its investigation and found no basis to conclude that any Camber officer’s or director’s conduct “involved intentional misconduct, fraud or a knowing violation of law,” which would be required under applicable Nevada law to prevail on any claims for breach of fiduciary duty or federal proxy violations; and, on November 17, 2023, filed with the U.S. District Court a Motion to Terminate or, in the alternative, schedule an evidentiary hearing on the Motion.  Briefing on the motion was completed on January 12, 2024, and it remains pending.  The defendants deny the allegations contained in the Houston Derivative Complaint.

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

Pinch vs. Petrodome Matter

In or about late 2011 or early 2012, Petrodome Operating, LLC (“Petrodome Operating”), a wholly owned subsidiary of Petrodome Energy, LLC (which in or about December, 2017 become a wholly owned subsidiary of Viking), on behalf of various working interest owners, including Petrodome East Creole, LLC, another subsidiary of Petrodome Energy, LLC, coordinated the drilling of an approx. 13,000 foot well in the Kings Bayou Field in Cameron Parish, LA.  Petrodome Operating engaged a third party to complete the drilling work.  The subject well produced hydrocarbons from 2012 until approximately June 2016, at which time production ceased, after which Petrodome Operating arranged for the well to be plugged in accordance with State guidelines.  During the time the well was producing hydrocarbons, royalty and/or over-riding royalty payments were made to various mineral and/or land/owners (collectively, “Mineral Owners”).   In or about October, 2019 the Mineral Owners commenced an action against Petrodome Operating, Petrodome East Creole, LLC and others claiming the Mineral Owners suffered damages (i.e., a loss of royalty and/or over-riding royalty payments) as a result of the subject well not, according to the Mineral Owners, being drilled and/or completed properly.  Petrodome Operating, Petrodome East Creole, LLC and the other defendants denied the Mineral Owners’ claims and engaged counsel to defend the action.

In or about November, 2023, the parties, without the subject Petrodome entities admitting liability, agreed to fully and completely settle the matter and pay the Mineral Owners a total sum of $6.5 million, of which Petrodome is liable for $4.15 million. Payment of Petrodome’s portion of the settlement is fully covered by insurance.  At December 31, 2023, the Company recorded an accrued liability in respect of this settlement and a receivable related to the insurance proceeds in the amount of $4.15 million.  In or about February, 2024, the action commenced by the Mineral Owners was dismissed with prejudice.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the NYSE American under the symbol “CEI”.

Holders

As of March 20, 2024, there were approximately 53,290 record holders of our common stock.

Description of Capital Stock

The total number of shares of all classes of stock that we have authority to issue is 510,000,000, consisting of 500,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of March 20, 2024, Camber had: (i) 148,940,299 shares of common stock outstanding; (ii) 28,092 designated Series A Convertible Preferred Stock (“Series A Preferred Stock”), 28,092 of which were outstanding; (iii) 5,200 designated shares of Series C Preferred Stock, 30 of which were outstanding; (iv) 25,000 designated shares of Series G Redeemable Convertible Preferred Stock (“Series G Preferred Stock”), 5,272 of which were outstanding, and; (v) 2,075 designated Series H Convertible Preferred Stock (“Series H Preferred Stock”), 275 of which were outstanding.

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

37

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

Series A Convertible Preferred Stock

On or about August 1, 2023, Camber filed with the State of Nevada a Certificate of Designations of Preferences, Powers, Rights and Limitations of Series A Convertible Preferred Stock (the “Series A COD”).

Each share of Series A Preferred Stock (1) has no right to vote on any matters, questions or proceedings of Camber, except: (i) on a proposal to increase or reduce Camber’s authorized share capital, (ii) on a resolution to approve the terms of any buy-back agreement, (iii) on a proposal to wind up Camber, (iv) on a proposal for the disposal of all or substantially all of Camber’s property, business and undertaking, (f) during the winding-up of Camber, and/or (g) with respect to a proposed merger or consolidation in which Camber is a party or a subsidiary of Camber is a party, in each case on an as-converted basis (subject to a 9.99% beneficial ownership limitation); (2) will receive, upon the occurrence of a liquidation of Camber, the same amount of consideration that would have been due if such shares of Series A Preferred Stock had been converted into Camber’s common stock immediately prior to such liquidation; and (3) is convertible, at the option of the holder thereof, into 890 shares of Camber’s common stock (subject to a beneficial ownership limitation preventing conversion into Camber’s common stock if the holder would be deemed to beneficially own more than 9.99% of Camber’s common stock). The Series A Preferred Stock does not have any redemption rights and shares equally in any dividends authorized by the board of directors for distribution to holders of Camber’s common stock, on an as-converted basis. James A. Doris, the Chief Executive Officer and director of Camber, currently holds all 28,092 outstanding shares of Series A Preferred Stock.

Series C Redeemable Convertible Preferred Stock

On or about November 8, 2021, Camber filed with the State of Nevada the Fifth Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock (the “Series C COD”).

Holders of the Series C Preferred Stock are entitled to cumulative dividends in the amount of 24.95% per annum (adjustable up to 34.95% if a trigger event, as described in the Series C COD occurs), payable upon redemption, conversion, or maturity, and when, as and if declared by our board of directors in its discretion, provided that upon any redemption, conversion, or maturity, seven years of dividends are due and payable on such redeemed, converted or matured stock. The Series C Preferred Stock ranks senior to the common stock. The Series C Preferred Stock has no right to vote on any matters, questions or proceedings of Camber including, without limitation, the election of directors except: (a) during a period where a dividend (or part of a dividend) is in arrears; (b) on a proposal to reduce Camber’s share capital; (c) on a resolution to approve the terms of a buy-back agreement; (d) on a proposal to wind up Camber; (e) on a proposal for the disposal of all or substantially all of Camber’s property, business and undertakings; and (f) during the winding-up of Camber.

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

The Series C Preferred Stock has a maturity date that is seven years after the date of issuance and, if the Series C Preferred Stock has not been wholly converted into shares of common stock prior to such date, all remaining outstanding Series C Preferred Stock will automatically be converted in to shares of common stock, to the extent Camber has sufficient authorized but unissued shares of common stock available for issuance upon conversion. Notwithstanding any other provision of this designation, available authorized and unissued shares of common stock will be a limit and cap on the maximum number of common shares that could be potentially issuable with respect to all conversions and other events that are not solely within the control of Camber. Camber will at all times use its best efforts to authorize sufficient shares. The number of shares required to settle the excess obligation is fixed on the date that net share settlement occurs. The Dividend Maturity Date will be indefinitely extended and suspended until sufficient authorized and unissued shares become available. 100% of the Face Value, plus an amount equal to any accrued but unpaid dividends thereon, automatically becomes payable in the event of a liquidation, dissolution or winding up by Camber.

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

Pursuant to the Series C COD, holders of the Series C Preferred Stock are permitted to vote together with holders of common stock on all matters other than election of directors and shareholder proposals (including proposals initiated by any holders of preferred shares), on an as-if converted basis, subject to the beneficial ownership limitation in the Series C COD, even if there are insufficient shares of authorized common stock to fully convert the Series C Preferred Stock. Also pursuant to certain agreements entered into with the holders of the Series C Preferred Stock in October 2021, due to the occurrence of a trigger event, Camber no longer has the right to conduct an early redemption of the Series C Preferred Stock as provided for in the Series C COD.

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

On February 21, 2024, Camber filed with the Secretary of State of Nevada a second amendment to the Series C COD  pursuant to an between Camber and Antilles signed on February 15, 2024, which amended the Series C COD as follows: (i) establishing a floor price of $0.15 in connection with determining the Conversion Premium (as defined in the COD) associated with conversions of Series C Preferred Stock, (ii) confirming that the Company may make an early redemption of any outstanding Series C Preferred Stock provided that outstanding promissory notes in favor of the holder of the Series C Preferred Stock or its affiliates are paid in full, and (iii) confirming that no additional conversion shares will be owed to such holder if the Company’s notes in favor of it and its affiliates are paid in full and all then outstanding shares of Series C Preferred Stock have been redeemed.

As of December 31, 2023, Antilles held 30 shares of Series C Preferred Stock and Camber estimated these shares would be able to convert into approximately 8,996,279 shares of common stock pursuant to the conversion formula set out in the Series C COD associated with the Series C Preferred Stock, using approximately $0.2136 as the low volume weighted average price of Camber’s common stock for the purposes of calculating the Conversion Premium due upon conversion.  The Company has the right to redeem the 30 shares of Series C Preferred Stock for cash in an amount equal to the Early Redemption Price provided any debt due to Antilles or its affiliate is paid in full.

As of December 31, 2023, Antilles is entitled to approximately 34.5 million shares of common stock in connection with the prior conversion of approximately 240 shares of Series C Preferred Stock as a result of: (i) Camber not being compliant with all Equity Conditions (as defined in the COD), specifically as it relates to Camber not being in compliance with the NYSE American continued listing standards regarding the minimum stockholders’ equity threshold; (ii) the Measurement Period (as defined in the COD) in respect of the prior conversions being extended each day Camber is not in compliance with said Equity Condition(s); and (iii) the volume weighted average price of Camber’s common stock being lower than the price on the dates of the initial conversion of the 240 shares of Series C Preferred Stock.

Series G Convertible Preferred Stock

On or about December 30, 2021, Camber filed with the State of Nevada a Certificate of Designations of Preferences, Powers, Rights and Limitations of Series G Redeemable Convertible Preferred Stock (the “Series G COD”).

Pursuant to the Series G COD, the Series G Preferred Stock may be converted into shares of common stock at any time at the option of the holder at a price per share of common stock equal to one cent above the closing price of Camber’s common stock on the date of the issuance of such shares of Series G Preferred Stock, or as otherwise specified in that certain Stock Purchase Agreement, dated as of December 30, 2021, by and between Camber and Antilles (the “Series G SPA”), subject to adjustment as otherwise provided in the Series G COD. Upon conversion, Camber will pay the holders of the Series G Preferred Stock being converted a conversion premium equal to the amount of dividends that such shares would have otherwise earned if they had been held through the maturity date.

The Series G Preferred Stock, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior to Camber’s common stock; (b) junior to the Series C Preferred Stock, (c) senior to the Series E Redeemable Convertible Preferred Stock and Series F Redeemable Convertible Preferred Stock, as such may be designated as of the date of the Series G COD, or which may be designated by Camber after the date of this Designation; (d) senior, pari passu or junior with respect to any other series of preferred stock; and (d) junior to all existing and future indebtedness of Camber.

Except as prohibited by applicable law or as set forth in the Series G SPA or Series G COD, the holders of shares of Series G Preferred Stock will have the right to vote together with holders of common stock and Series C Preferred Stock on all matters other than the election of directors and any shareholder proposals (including proposals initiated by any holder of shares of Series G Preferred Stock), in each instance on an as-converted basis, subject to the beneficial ownership limitation in the Series G COD even if there are insufficient shares of authorized common stock to fully convert the shares of Series G Preferred Stock into common stock.

Commencing on the date of the issuance of any such shares of Series G Preferred Stock, each outstanding share of Series G Preferred Stock will accrue cumulative dividends at a rate equal to 10.0% per annum, subject to adjustment as provided in the COD (to a maximum of 30% per annum), of the face value of $10,000 per share. Dividends will be payable with respect to any shares of Series G Preferred Stock upon any of the following: (a) upon redemption of such shares in accordance with the Series G COD; (b) upon conversion of such shares in accordance with the Series G COD; and (c) when, as and if otherwise declared by Camber’s board of directors.

Dividends, as well as any applicable conversion premium payable under the Series G COD, will be paid in shares of common stock valued at (i) if there is no Material Adverse Change (“MAC”) as at the date of payment or issuance of common shares for the conversion premium, as applicable, (A) 95.0% of the average of the 5 lowest individual daily volume weighted average prices of the common stock on the NYSE American during the applicable measurement period, which may be non-consecutive, less $0.05 per share of common stock, not to exceed (B) 100% of the lowest sales price on the last day of such measurement period less $0.05 per share of common stock, or (ii) during the time that any MAC is ongoing, (A) 85.0% of the lowest daily volume weighted average price during any measurement period for any conversion by a holder, less $0.10 per share of common stock, not to exceed (B) 85.0% of the lowest sales price on the last day of any measurement period, less $0.10 per share of common stock.

On the dividend maturity date (as further described in the Series G COD), Camber may redeem any or all shares of Series G Preferred Stock by paying its holder, in registered or unregistered shares of common stock valued at an amount per share equal to 100% of the Liquidation Value (as described and defined in the Series G COD) for the shares redeemed, and Camber will use its best efforts to register such shares.

Series H Convertible Preferred Stock

On or about August 1, 2023, Camber filed with the State of Nevada a Certificate of Designations of Preferences, Powers, Rights and Limitations of Series H Convertible Preferred Stock (the “Series H COD”).

Each share of Series H Preferred Stock (1) votes an aggregate of 1 voting share on all shareholder matters, voting together with Camber’s common stock as a single class (subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the sole election of the holder thereof); (2) will receive, upon the occurrence of a liquidation of Camber, the same amount of consideration that would have been due if such shares of Series H Preferred Stock had been converted into common stock immediately prior to such liquidation; and (3) is convertible, at the option of the holder thereof, into up to 15,983,333 shares of Camber Common Stock (subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the sole election of the holder thereof) upon achievement of certain sales milestones. Pursuant to that certain Securities Purchase Agreement between Viking and Jedda Holdings LLC, dated as of February 9, 2022: (i) on or about August 9, 2023, 200 shares of Series H Preferred Stock were converted into 3,333,333 shares of Camber’s common stock; (ii) the outstanding 275 shares of Series H Preferred Stock are convertible into shares of Camber’s common stock at a price of $0.60 per share; (iii) the $10,000 face value per share of each share of Series H Preferred Stock will be convertible into Camber’s common stock at a price per share of: (a) $0.75 once Viking Protection Systems, LLC, a majority owned subsidiary of Viking (“Viking Protections”) has sold between 10,000 and 20,000 Units of the electric transmission ground fault prevention trip signal engaging system developed and sold by Viking Protections (“Units”); (b) $1.00 once Viking Protections has sold between 20,000 and 30,000 Units; (c) $1.25 once Viking Protections has sold between 30,000 and 50,000 Units; (d) $1.50 once Viking Protections has sold between 50,000 and 100,000 Units; and (e) $2.00 once Viking Protections has sold at least 100,000 Units. The Series H Preferred Stock does not have any redemption rights and shares equally in any dividends authorized by Camber’s board of directors for distribution to holders of Camber’s common stock, on an as-converted basis.

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

Sales of Unregistered Securities

There have been no sales of unregistered securities during the year ended December 31, 2023, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as set forth below:

The Company issued a total of 11,770,671 shares of common stock to preferred stockholders. The shares of common stock were due in connection with the 2023 Series C Conversions (as defined above), and were issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1), 4(a)(2) and/or 3(a)(10) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering.

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

PLAN OF OPERATIONS

Overview

Camber Energy, Inc. (“Camber”, the “Company”, “we”, “us” or “our”) is a growth-oriented diversified energy company. Through our majority-owned subsidiaries we provide custom energy and power solutions to commercial and industrial clients in North America, and have a majority interest in: (i) an entity with intellectual property rights to a fully developed, patented, proprietary Medical and Bio-Hazard Waste Treatment system using Ozone Technology; and (ii) entities with the intellectual property rights to fully developed, patented and patent pending, proprietary Electric Transmission and Distribution Open Conductor Detection Systems. Also, we hold a license to a patented clean energy and carbon-capture system with exclusivity in Canada and for multiple locations in the United States. Various of our other subsidiaries own interests in oil properties in the United States. The Company is also exploring other renewable energy-related opportunities and/or technologies, which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time.

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

Oil and Gas Properties

Existing Assets:

As of December 31, 2023, the Company owns leasehold interests (working interests) in properties producing from the Cline and Wolfberry formations in Texas.

Divestitures in 2023:

On November 5, 2023, Mid-Con Petroleum, LLC and Mid-Con Drilling, LLC, wholly owned subsidiaries of Viking, sold 100% of their interest in oil and gas assets in Kansas, consisting of 168 producing wells, 90 injector wells and 34 non-producing wells, for gross proceeds of $515,000. On December 1, 2023, a subsidiary of Petrodome Energy, LLC (“Petrodome”), a wholly owned subsidiary of Viking, sold its non-operated working interest in a producing oil well in Texas for proceeds of $250,000. The Company recorded a net gain on these two transactions in the amount of $854,465, as follows:

Proceeds from sale (net of transaction costs)	$751,450
Reduction in oil and gas full cost pool (based on % of reserves disposed)	(1,049,229)
ARO recovered	1,104,806
Cash bond recoverable (net of fees)	47,438
Gain on disposal	$854,465

Following these transactions, Petrodome ceased to be the operator of any oil and gas properties and applied for the refund of a cash performance bond of $50,000. The refund, net of fees, is included in prepaids and other current assets at December 31, 2023 and was included in the determination of the gain on disposal.

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

Merger with Viking Energy Group, Inc.

On August 1, 2023, Camber completed the previously announced merger (the “Merger”) with Viking pursuant to the terms and conditions of the Agreement and Plan of Merger between Camber and Viking dated February 15, 2021, which was amended on April 18, 2023 (as amended, the “Merger Agreement”), with Viking surviving the Merger as a wholly owned subsidiary of Camber.

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

Going Concern Qualification

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(33,021,812) for the year ended December 31, 2023, as compared to a net loss of $(17,358,259) for the year ended December 31, 2022. The loss for the year ended December 31, 2023, was comprised of, among other things, certain non-cash items, including: (i) goodwill impairment of $14,486,745; (ii) change in fair value of derivative liability of $9,150,459; (iii) loss on extinguishment of debt of $605,507; (iii) amortization of debt discount of $1,711,518; (iv) depreciation, depletion and amortization of $1,002,562; (v) impairment of oil and gas and intangible assets of $1,016,760; and (vi) accretion of asset retirement obligation of $155,463.

As of December 31, 2023, the Company had a stockholders’ equity of $24,297,733, long-term debt, net of current portion, of $39,971,927 and a working capital deficiency of $12,142,644. The largest components of current liabilities creating this working capital deficiency is drawings by Simson-Maxwell against its bank credit facility of $3,365,995, accrued interest on notes payable to Discover of $5,052,487 and a derivative liability of $3,863,321.

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

RESULTS OF OPERATIONS

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the related Notes included elsewhere in this Report.

Liquidity and Capital Resources

	Years Ended December 31,
Working Capital:	2023	2022

Current assets	$19,653,836	$18,950,740
Current liabilities	$31,796,480	$25,290,333
Working capital deficit	$(12,142,644)	$(6,339,593)

	Years Ended December 31,
Cash Flows:	2023	2022

Net Cash Used in Operating Activities	$(5,342,265)	$(3,760,376)
Net Cash Provided by Investing Activities	$661,147	$6,580,575
Net Cash Provided by (Used in) Financing Activities	$2,347,829	$(3,048,788)
Decrease in Cash during the Period	$(2,333,289)	$(228,589)
Cash and Cash Equivalents, end of Period	$906,060	$3,239,349

Net cash used in operating activities increased to $(5,342,265) during the fiscal year ended December 31, 2023, as compared to $(3,760,376) in the comparable period in 2022. This increase is primarily the result of a lower overall increase in net operating assets as compared to the prior year.

Net cash flows from investing activities decreased to $661,147 during the fiscal year ended December 31, 2023, as compared to $6,580,575 in the comparable period in 2022. This decrease is due to higher proceeds from the sale of oil and gas properties and the sale of notes receivable in 2022.

Net cash used in financing activities increased to $2,347,829 during the fiscal year ended December 31, 2023, as compared to $(3,048,788) in the comparable period in 2022. This increase is mainly due to  the impact of the issuance of debt during 2023 as compared to the repayment of debt in 2022.

Segment and Consolidated Results

The Company has two reportable segments: Oil and Gas Production and Power Generation. The power generation segment provides custom energy and power solutions to commercial and industrial clients in North America and the oil and gas segment is involved in exploration and production with properties in central and southern United States. We evaluate segment performance based on revenue and operating income (loss).

Information related to our reportable segments and our consolidated results for the years ended December 31, 2023 and 2022 is presented below.

	Year Ended December 31, 2023
	Oil and Gas	Power Generation	Total
Loss from Operations is as follows:

Revenue	$1,042,024	$31,012,299	$32,054,323

Operating expenses
Cost of goods	-	21,340,506	21,340,506
Lease operating costs	658,505	-	658,505
General and administrative	4,864,323	10,010,569	14,874,892
Impairment of oil & gas and intangible assets	347,050	669,710	1,016,760
Depreciation, depletion and amortization	595,360	407,202	1,002,562
Accretion - ARO	155,463	-	155,463

Total operating expenses	6,620,701	32,427,987	39,048,688

Loss from operations	$(5,578,677)	$(1,415,688)	$(6,994,365)

	Year Ended December 31, 2022
	Oil and Gas	Power Generation	Total

Loss from Operations is as follows:

Revenue	$3,984,122	$20,054,038	$24,038,160

Operating expenses
Cost of goods	-	13,627,457	13,627,457
Lease operating costs	1,633,765	-	1,633,765
General and administrative	4,245,434	10,584,883	14,830,317
Stock based compensation	1,614,334	-	1,614,334
Impairment of intangible assets	-	451,772	451,772
Depreciation, depletion and amortization	1,104,240	394,926	1,499,166
Accretion - ARO	55,521	-	55,521

Total operating expenses	8,653,294	25,059,038	33,712,332

Loss from operations	$(4,669,172)	$(5,005,000)	$(9,674,172)

Revenue

The Company had gross revenues of $32,054,323 for the year ended December 31, 2023 as compared to $24,038,160 for the year ended December 31, 2022, an increase of 33%. Power revenues grew by almost 55% driven by significantly stronger unit sales. Oil and gas revenues declined by almost 74% reflecting the impact of oil and gas divestitures in the second half of 2022 and in 2023.

Expenses

The Company’s operating expenses increased by 16% to $39,048,688 for the year ended December 31, 2023 from $33,712,232 for the year ended December 31, 2022. Lease operating costs, depreciation depletion and amortization decreased as a result of dispositions of oil and gas interests. Cost of sales increased significantly as compared to the prior year, consistent with the increase in power segment revenues.

Income (Loss) from Operations

The Company generated a loss from operations of $(6,994,365) for the year ended December 31, 2023, as compared to $(9,674,172) for the year ended December 31, 2022, due to the reasons explained above.

Other Income and Expense

The Company recorded other expense of $26,027,447 for the year ended December 31, 2023 as compared to $7,684,087 for the year ended December 31, 2022, an increase of $18,343,360. This increase was driven by (i) higher interest expense due to the assumption of debt following the Merger; (ii) change in the fair value of derivative liabilities acquired at the Merger date; (iii) higher debt discount amortization, and (iv) a goodwill impairment charge related to the Merger.

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

The Company recorded an impairment charge of $347,050 on the value of its oil and gas assets at December 31 2023.

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

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. The Company may also elect to perform a quantitative test instead of a qualitative test for any or all of our reporting units. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This quantitative test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit.

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

The Company reviews these intangible assets, at least annually, for possible impairment when events or changes in circumstances that the assets carrying amount may not be recoverable. In evaluating the future benefit of its intangible assets, the Company estimates the anticipated discounted future net cash flows of the intangible assets over the remaining estimated useful life. If the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying value of the asset over its fair value.

The Company  recorded an impairment charge of $669,710 related to Simson-Maxwell’s intangible assets during the year ended December 31, 2023.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Your Vision Our Focus

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Camber Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Camber Energy, Inc. (the “Company”) as of December 31, 2023, and 2022, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Accountants and Consultants

12700 Park Central Drive, Suite 1400

Dallas, Texas 75251

Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665

Toll Free: 877-853-4195

Web site: turnerstone.com

INTERNATIONALASSOCIATIONOF ACCOUNTANTS AND AUDITORS

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

•

Impairment of Indefinite Life Intangible Assets: The impairment evaluation of the Company’s indefinite life intangible assets is an assessment that begins with the Company’s monitoring of indicators of impairment on an individual asset basis, which the Company believes is the lowest level for which there are identifiable cash flows. The Company reviews indefinite life intangible assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. The Company performed a full quantitative impairment assessment as of December 31, 2023, for all indefinite life intangible assets. When performing a quantitative impairment assessment, the Company estimates discounted cash flows at the asset level from continuing use through the remainder of the asset’s estimated useful life. If the estimated discounted cash flows are not sufficient to recover an indefinite life intangible asset’s carrying value, the Company recognizes an impairment to reduce the carrying value to the estimated fair value. The Company applies significant judgment in estimating the fair value of its intangible assets, based on expected revenues, industry, and business growth, and expected residual cash flows at net present value. We identified the impairment of indefinite life intangible assets as a critical audit matter because of the significant judgment required by management to determine estimated expected revenues, growth, and discounted cash flows. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s judgements and estimates.

How the Critical Audit Matter was Addressed in the Audit: Our audit procedures related to management’s model which included projected revenues based on forecasted growth rates and discounted cash flow analysis included the following, among others:

-

We evaluated management’s ability to forecast future cash flows by evaluating management’s forecast of estimated future cash flows assumptions including, but not limited to, the forecasted performance driven by expected industry receptivity, existing sales orders or outstanding bids, market share, and expected operating costs.

-	We reviewed the completeness and accuracy of the underlying data used in management’s forecast.
-	We assessed the underlying source information where available and mathematical accuracy of the calculations.

•

Goodwill Impairment Assessment: The Company assesses goodwill for impairment annually during the fourth quarter or more frequently when events or changes in circumstances indicate that impairment may exist. Reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying amount. Management uses a market capitalization approach to estimate the fair value of reporting unit. During the third quarter of 2023, the Company identified a triggering event. The Company performed an impairment test of the reporting unit as of September 30, 2023, and concluded the fair value of the reporting unit was less than the carrying amount. The Company recognized an impairment charge of approximately $14,486,745 during the year ended December 31, 2023.

We identified the evaluation of the goodwill impairment assessment of the reporting unit as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain assumptions used in the Company’s estimate of the fair value of the reporting unit.

Changes in these assumptions could have had a significant effect on the Company’s assessment of the fair value of the reporting unit.

How the Critical Audit Matter was Addressed in the Audit: Our audit procedures related to the impairment of goodwill included:

-	We assessed the methodology, assumptions and mathematical accuracy of the model developed by the Company to assess whether the goodwill is impaired.
-	We assessed the analysis utilized to calculate the implied impairment.
-	We performed a sensitivity analysis of the Company’s historic stock prices for the 15-days before and 15-days after December 31, 2023.

•	Series C Preferred Stock: The Company issued a series of preferred stock that contained several features which derive value from sources unrelated to the host preferred stock instrument. The Company determined certain of the features included in the Series C Preferred Stock designations, including the conversion, dividend, and liquidation value, required that the conversion and dividend components be bifurcated and accounted for on a stand-alone basis as derivatives. The determination of fair value of these derivatives involved using complex valuation methodologies and significant assumptions including volume weighted prices and the estimated valuation of the Company’s common stock taking into consideration the effect of these dilutive instruments. We identified auditing the Company’s evaluation of the accounting for the features included in the Series C Preferred Stock, specifically the methods and assumptions used to estimate the fair value of the derivative liabilities, as a critical audit matter.

How the Critical Audit Matter was Addressed in the Audit: Our audit procedures related to management’s fair value model for the bifurcated features of the Series C Preferred Stock included:
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

-	Assessing the data and significant assumptions used in developing the fair value estimate, including procedures to determine whether the data was complete and accurate and sufficiently precise.

•

Estimation of Proved Oil and Gas Reserves: The Company uses the full cost method of accounting for oil and natural gas properties. This accounting method requires management to make estimates of proved oil and natural gas reserves and related future cash flows to compute and record depreciation, depletion, and amortization expense, as well as to assess potential impairment of oil and natural gas properties (the full cost ceiling test). To estimate the volume of proved oil and natural gas reserves quantities, management makes significant estimates and assumptions including forecasting the production decline rate of producing properties.

In addition, the estimation of proved oil and natural gas reserves is also impacted by management’s judgements and estimates regarding the financial performance of wells associated with those proved oil and natural gas reserves to determine if wells are expected to be economical under the appropriate pricing assumptions that are required in the estimation of depreciation, depletion and amortization expense and potential ceiling test impairment assessments.

We identified the estimation of proved oil and natural gas reserves as it relates to the recognition of depreciation, depletion and the assessment of potential impairment as a critical audit matter.

How the Critical Audit Matter was Addressed in the Audit: Our audit procedures related to the estimation of provided oil and gas reserves included:

-

The work of management's specialists was used in performing the procedures to evaluate the reasonableness of the proved developed oil and gas reserve volumes. As a basis for using this work, the specialists' qualifications were understood and the Company’s relationship with the specialists was assessed.

-	Evaluated the methods and assumptions used by the specialists.
-	We assessed the Company’s inputs and assumptions used in the valuation models applied and the reasonableness of those assumptions.

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company's auditor since 2016.

Dallas, Texas

March 25, 2024

CAMBER ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2023	2022

ASSETS
Current assets:
Cash	$906,060	$3,239,349
Accounts receivable, net	8,545,449	5,276,622
Inventory, net	9,795,969	10,276,662
Prepaids and other current assets	406,358	158,107
Total current assets	19,653,836	18,950,740

Oil and gas properties, full cost method
Proved oil and gas properties, net	1,083,576	1,285,918
Total oil and gas properties, net	1,083,576	1,285,918

Fixed assets, net	1,639,759	1,716,200
Right of use assets, net	3,900,632	4,357,328
ESG Clean Energy license, net	4,268,437	4,577,131
Other intangibles - Simson Maxwell, net	2,417,145	3,254,600
Other intangibles - Variable Interest Entities	15,433,340	15,433,340
Goodwill	52,970,485	-
Due from related parties	334,437	327,132
Deposits and other assets	10,300	10,300
TOTAL ASSETS	$101,711,947	$49,912,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,759,819	$3,905,247
Accrued expenses and other current liabilities	10,993,350	1,248,301
Customer deposits	2,769,486	5,447,025
Due to Parent	-	6,572,300
Undistributed revenues and royalties	1,633,838	2,378,739
Current portion of operating lease liability	1,357,653	1,304,047
Due to related parties	643,121	629,073
Current portion of notes payable - related parties	407,154	56,916
Bank indebtedness - credit facility	3,365,995	3,111,350
Derivative liability	3,863,321	-
Current portion of long-term debt - net of discount	2,743	637,335
Total current liabilities	31,796,480	25,290,333
Long term debt - net of current portion and debt discount	39,971,927	2,106,281
Notes payable - related parties - net of current portion	578,863	627,153
Operating lease liability, net of current portion	2,588,287	3,160,654
Contingent obligations	1,435,757	1,435,757
Asset retirement obligation	1,042,900	1,927,196
TOTAL LIABILITIES	77,414,214	34,547,374

Commitments and contingencies (Note 14)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock Series A, $0.001 par value, 50,000 shares authorized, 28,092 shares issued and outstanding as of December 31, 2023 and 2022	28	28
Preferred stock Series C, $0.001 per value, 5,200 shares authorized, 30 shares issued and outstanding as of December 31, 2023. Liquidation preference of $1,033,950.	1	-
Preferred stock Series G, $0.001 par value, 25,000 authorized, 5,272 shares issued and outstanding as of December 31, 2023. No liquidation preference.	5	-
Preferred stock Series H, $0.001 par value, 2,075 shares authorized, 275 and 475 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	3	5
Common stock, $0.001 par value, 500,000,000 shares authorized, 119,301,921 and 44,852,611 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	119,302	44,853
Additional paid-in capital	169,460,183	127,757,269
Accumulated other comprehensive loss	(248,814)	(425,677)
Accumulated deficit	(154,837,638)	(122,187,673)
Parent’s stockholders’ equity in Camber	14,493,070	5,188,805
Non-controlling interest	9,804,663	10,176,510
TOTAL STOCKHOLDERS’ EQUITY	24,297,733	15,365,315
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$101,711,947	$49,912,689

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
Revenue
Power generation units and parts	$18,631,593	$9,000,562
Service and repairs	12,380,706	11,053,476
Oil and gas	1,042,024	3,984,122
Total revenue	32,054,323	24,038,160

Operating expenses
Cost of goods sold	21,340,506	13,627,457
Lease operating costs	658,505	1,633,765
General and administrative	14,874,892	14,830,317
Stock based compensation	-	1,614,334
Impairment of oil and gas properties	347,050	-
Impairment of intangible assets	669,710	451,772
Depreciation, depletion & amortization	1,002,562	1,499,166
Accretion - asset retirement obligation	155,463	55,521
Total operating expenses	39,048,688	33,712,332

Loss from operations	(6,994,365)	(9,674,172)

Other income (expense)
Interest expense	(1,408,096)	(638,346)
Amortization of debt discount	(1,711,518)	(99,695)
Change in fair value of derivative liability	(9,150,459)	-
(Loss) gain on disposal of membership interests and assets	854,465	(7,747,347)
Loss on extinguishment of debt	(605,507)	-
Goodwill impairment	(14,486,745)	-
Interest and other income	480,413	801,301
Total other expense, net	(26,027,447)	(7,684,087)

Net loss before income taxes	(33,021,812)	(17,358,259)
Income tax benefit (expense)	-	-
Net loss	(33,021,812)	(17,358,259)
Net loss attributable to non-controlling interest	(371,847)	(1,930,930)
Net loss attributable to Camber Energy, Inc.	$(32,649,965)	$(15,427,329)

Loss per common share, basic and diluted	$(0.46)	$(0.35)
Weighted average number of common shares outstanding, basic and diluted	71,380,635	44,645,990

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2023	2022

Net loss	$(33,021,812)	$(17,358,259)
Foreign currency translation adjustment	176,863	(247,696)

Total comprehensive loss	(32,844,949)	(17,605,955)

Less comprehensive loss attributable to non-controlling interest
Loss attributable to non-controlling interest	(371,847)	(1,930,930)
Foreign currency translation adjustment attributable to non-controlling interest	69,861	(97,840)

Comprehensive loss attributable to non-controlling interest	(301,986)	(2,028,770)

Comprehensive loss attributable to Camber Energy, Inc.	$(32,542,963)	$(15,577,185)

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional	Accumulated Other			Total
	Series A		Series C		Series G		Series H		Common Stock		Paid-in	Comprehensive	(Accumulated	Noncontrolling	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity

Balances at December 31, 2022	28,092	$28	-	-	-	-	475	$5	44,852,611	$44,853	$127,757,269	$(425,677)	$(122,187,673)	$10,176,510	$15,365,315

Common shares issued on exercise of warrants	-	-	-	-	-	-	-	-	3,849,306	3,849	(3,849)	-	-	-	-
Reverse merger adjustment	-	-	49	1	5,272	5	-	-	32,876,514	32,876	28,167,903	-	-	-	28,200,785
Common shares issued on conversion of debt	-	-	-	-	-	-	-	-	9,625,905	9,626	6,506,430	-	-	-	6,516,056
Common shares issued on conversion of Series H preferred stock	-	-	-	-	-	-	(200)	(2)	3,333,333	3,333	(3,331)	-	-	-	-
Common shares issued on conversion of Series C preferred stock	-	-	(19)	-	-	-	-	-	1,093,358	1,094	(1,094)	-	-	-	-
Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	23,670,894	23,671	7,036,855	-	-	-	7,060,526
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	176,863	-	-	176,863
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(32,649,965)	(371,847)	(33,021,812)

Balances at December 31, 2023	28,092	$28	30	$1	5,272	$5	275	$3	119,301,921	$119,302	$169,460,183	$(248,814)	$(154,837,638)	$9,804,663	$24,297,733

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional	Accumulated Other			Total
	Series A		Series C		Series G		Series H		Common Stock		Paid-in	Comprehensive	(Accumulated	Noncontrolling	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity

Balances at December 31, 2021	28,092	$28	-	-	-	-	-	-	41,102,609	$41,103	$120,316,152	$(177,981)	$(106,760,344)	$4,609,271	$18,028,229

Rounding difference	-	-	-	-	-	-	-	-	2	-	-	-	-	-	-
Shares issued in acquisition of membership interest in Viking Ozone, LLC	-	-	-	-	-	-	-	-	3,333,333	3,333	1,996,667	-	-	2,420,189	4,420,189
Shares issued in acquisition of membership interest in Viking Sentinel, LLC	-	-	-	-	-	-	-	-	416,667	417	232,917	-	-	224,184	457,518
Shares issued in acquisition of membership interest in Viking Protection, LLC	-	-	-	-	-	-	475	5	-	-	4,433,329	-	-	4,686,542	9,119,876
Adjustment to acquisition of Simson-Maxwell	-	-	-	-	-	-	-	-	-	-	-	-	-	167,254	167,254
Warrants issued for services	-	-	-	-	-	-	-	-	-	-	778,204	-	-	-	778,204
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(247,696)	-	-	(247,696)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(15,427,329)	(1,930,930)	(17,358,259)

Balances at December 31, 2022	28,092	$28	-	$-	-	$-	475	$5	44,852,611	$44,853	$127,757,269	$(425,677)	$(122,187,673)	$10,176,510	$15,365,315

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(33,021,812)	$(17,358,259)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative liability	9,150,459	-
Stock-based compensation	-	1,614,334
Depreciation, depletion and amortization	1,002,562	1,499,166
Accretion – asset retirement obligation	155,463	55,521
Amortization of right-of-use assets	1,318,822	1,356,179
Loss on extinguishment of debt	605,507	-
Amortization of debt discount	1,711,518	99,695
Goodwill impairment	14,486,745	-
Impairment of intangible assets	669,710	451,772
Impairment of oil and gas assets	347,050	-
Loss (gain) on disposal of membership interests and assets	(854,465)	8,963,372
Bad debt expense	207,582	1,172,000
Foreign currency translation adjustment	176,887	(247,696)
Changes in operating assets and liabilities, net of effects of business combination during the year
Accounts receivable	(3,476,409)	2,332,464
Prepaid expenses and other assets	47,104	456,745
Inventory	480,693	(4,786,227)
Accounts payable	1,225,903	(4,420,222)
Accrued expenses and other current liabilities	5,144,360	(351,908)
Related party payables	6,743	267,074
Customer deposits	(2,677,539)	5,424,010
Operating lease liabilities	(1,304,247)	(1,334,853)
Undistributed revenues and royalties	(744,901)	1,046,457
Net cash used in operating activities	(5,342,265)	(3,760,376)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	751,450	3,590,000
Investment in and acquisition of oil and gas properties	-	(9,813)
Acquisition of fixed assets	(245,258)	(75,923)
Proceeds from sale of fixed assets	-	76,311
Cash acquired on Merger	154,955	-
Collection of notes receivable	-	3,000,000
Net cash provided by investing activities	661,147	6,580,575

Cash flows from financing activities:
Repayment of long-term debt	(373,739)	(8,632,438)
Proceeds on issuance of long-term debt	4,586,923	-
Proceeds from (repayment of) non-interest bearing advances from parent	(2,120,000)	2,472,300
Advances on Simson Maxwell bank credit facility	254,645	3,111,350
Net cash provided by (used in) financing activities	2,347,829	(3,048,788)

Net decrease in cash	(2,333,289)	(228,589)
Cash, beginning of year	3,239,349	3,467,938
Cash, end of year	$906,060	$3,239,349

Cash paid for interest	$526,988	$624,723
Cash paid for taxes	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of shares on conversion of debt	$3,832,273	-
Issuance of shares on true-up of Series C Preferred Stock	$7,060,526	-
Addition of right-of-use asset and lease liability	$785,486	$-
Issuance of shares for purchase of VIE interests	-	$2,250,000
Issuance of preferred shares for purchase of VIE interests	-	$4,750,000
Contingent obligation associated with acquisition of VIE interests	-	$1,435,757
Issuance of warrants for services	-	$778,204

 The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Merger with Viking Energy Group, Inc.

On August 1, 2023, Camber Energy, Inc. (“Camber”, the “Company”, “we”, “us” or “our”)  completed the previously announced merger (the “Merger”) with Viking Energy Group, Inc. (“Viking”) pursuant to the terms and conditions of the Agreement and Plan of Merger between Camber and Viking dated February 15, 2021, which was amended on April 18, 2023 (as amended, the “Merger Agreement”), with Viking surviving the Merger as a wholly owned subsidiary of Camber.

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

For accounting purposes, the Merger is deemed a reverse acquisition. Consequently, Viking (the legal subsidiary) was treated as the acquiror of Camber (the legal parent). Accordingly, these consolidated financial statements reflect the financial position, operating results, and cash flow of Viking up to the date of the Merger, and the combined financial position, operating results and cash flow of Viking and Camber from August 1, 2023 to December 31, 2023. The prior year comparative financial information is that of Viking.

James A. Doris continues to serve as President and Chief Executive Officer of the combined company, and the combined company continues to have its headquarters in Houston, Texas.

Note 2. Company Overview and Operations

Camber is a growth-oriented diversified energy company. Through our majority-owned subsidiaries we provide custom energy and power solutions to commercial and industrial clients in North America, and have a majority interest in: (i) an entity with intellectual property rights to a fully developed, patented, proprietary Medical and Bio-Hazard Waste Treatment system using Ozone Technology; and (ii) entities with the intellectual property rights to fully developed, patented and patent pending, proprietary Electric Transmission and Distribution Open Conductor Detection Systems. Also, we hold a license to a patented clean energy and carbon-capture system with exclusivity in Canada and for multiple locations in the United States. Various of our other subsidiaries own interests in oil properties in the United States. The Company is also exploring other renewable energy-related opportunities and/or technologies, which are currently generating revenue, or have a reasonable prospect of generating revenue within a reasonable period of time.

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

Oil and Gas Properties

Existing Assets:

As of December 31, 2023, the Company owns leasehold interests (working interests) in properties producing from the Cline and Wolfberry formations in Texas.

Divestitures in 2023:

On November 5, 2023, Mid-Con Petroleum, LLC and Mid-Con Drilling, LLC, wholly owned subsidiaries of Viking, sold 100% of their interest in oil and gas assets in Kansas, consisting of 168 producing wells, 90 injector wells and 34 non-producing wells, for gross proceeds of $515,000.

On December 1, 2023, a subsidiary of Petrodome Energy, LLC (“Petrodome”), a wholly owned subsidiary of Viking, sold its non-operated working interest in a producing oil well in Texas for proceeds of $250,000.

The Company recorded a net gain on these two transactions in the amount of $854,465, as follows:

Proceeds from sale (net of transaction costs)	$751,450
Reduction in oil and gas full cost pool (based on % of reserves disposed)	(1,049,229)
ARO recovered	1,104,806
Cash bond recoverable (net of fees)	47,438
Gain on disposal	$854,465

Following these transactions, Petrodome ceased to be the operator of any oil and gas properties and applied for the refund of a cash performance bond of  $50,000. The refund, net of fees, is included in prepaids and other current assets at December 31, 2023 and was included in the determination of the gain on disposal.

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

Note 3. Going Concern

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(33,021,812) for the year ended December 31, 2023, as compared to a net loss of $(17,358,259) for the year ended December 31, 2022. The loss for the year ended December 31, 2023, was comprised of, among other things, certain non-cash items, including: (i) goodwill impairment of $14,486,745; (ii) change in fair value of derivative liability of $9,150,459; (iii) loss on extinguishment of debt of $605,507; (iii) amortization of debt discount of $1,711,518; (iv) depreciation, depletion and amortization of $1,002,562; (v) impairment of oil and gas and intangible assets of $1,016,760, and; (vi) accretion of asset retirement obligation of $155,463.

As of December 31, 2023, the Company had a stockholders’ equity of $24,297,733, long-term debt, net of current, of $39,971,927 and a working capital deficiency of $12,142,644. The largest components of current liabilities creating this working capital deficiency is drawings by Simson-Maxwell against its bank credit facility of $3,365,995, accrued interest on notes payable to Discover of $5,052,487 and a derivative liability of $3,863,321.

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

Note 4. Summary of Significant Accounting Policies

Recently issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

In November 2023, the FASB issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting, which improves reportable segment disclosure requirements. ASU 2023-07 primarily enhances disclosures about significant segment expenses by requiring that a public entity disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss. This ASU also (i) requires that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment, and a description of its composition; (ii) requires that all annual disclosures are provided in the interim periods; (iii) clarifies that if the CODM uses more than one measure of profitability in assessing segment performance and deciding how to allocate resources, that one or more of those measures may be reported; (iv) requires disclosure of the title and position of the CODM and a description of how the reported measures are used by the CODM in assessing segment performance and in deciding how to allocate resources; (v) requires that an entity with a single segment provide all new required disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application. Early adoption is permitted. The amendments under ASU 2023-07 relate to financial disclosures and its adoption will not have an impact on the Company’s results of operations, financial position or cash flows. The Company will adopt ASU 2023-07 for the annual reporting period ending December 31, 2024 and for interim reporting periods thereafter.

Changes in Presentation and Reclassifications

The following items have been reclassified in the Consolidated Statement of Cash Flows for the year ended December 31, 2022 to conform to the current year presentation: (i) amortization of right of use assets and change in operating lease liabilities have been separately disclosed, and; (ii) bad debt expense has been separately disclosed. These reclassifications had no effect on the Company’s consolidated operating results, financial condition or cash flows.

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

e) Financial Instruments

Accounting Standards Codification, “ASC” Topic 820-10, “Fair Value Measurement” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820-10 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measurement. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, derivative liabilities, debt instruments and certain other assets and liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of December 31, 2023, the significant inputs to the Company’s derivative liability relative to the Company’s Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) were Level 3 inputs.

Assets and liabilities measured at fair value as of and for the year ended December 31, 2023 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses (year ended Dec. 31, 2023)

Financial liabilities:
Derivative liability - Series C Preferred Stock	$-	$-	$3,863,321	$(7,383,811)
Derivative liability – Convertible Debt	-	-	-	(1,766,648)
	$-	$-	$3,863,321	$(9,150,459)

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

g) Accounts Receivable

Accounts receivable for the Company’s oil and gas operations consist of purchaser receivables and joint interest billing receivables. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected credit losses. In establishing the required allowance, if any, management considers significant factors such as historical losses, current receivables aging, the debtors’ current ability to pay its obligation to the Company and existing industry and economic data. At December 31, 2023 and December 31, 2022, the Company has not recorded an allowance for credit losses related to oil and gas.

The Company extends credit to its power generation customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally 30 days. The Company carries its trade accounts receivable at invoice amount less an allowance for expected credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for expected credit losses based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At December 31, 2023 and December 31, 2022, the Company had a reserve for expected credit losses on power generation accounts receivable of  $36,678 and $19,330, respectively. The Company does not accrue interest on past due accounts receivable.

h) Inventory

Inventories are stated at the lower of cost or net realizable value, and consist of parts, equipment and work in process. Work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items.

Inventory consisted of the following at December 31, 2023 and 2022:

	December 31,
	2023	2022
Units and work in process	$8,181,067	$8,749,903
Parts	2,839,833	2,791,626
	11,020,900	11,541,529
Reserve for obsolescence	(1,224,931)	(1,264,867)
	$9,795,969	$10,276,662

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

k) Oil and Gas Reserves

Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof, including evaluations and extrapolations of well flow rates and reservoir pressure. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using recent prices of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices. The Company uses a third-party engineering firm to estimate its oil and gas reserves.

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

n) Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is subject to impairment testing at least annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completing the assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will proceed to a quantitative test. The Company may also elect to perform a quantitative test instead of a qualitative test for any or all of our reporting units. The test compares the fair value of an entity’s reporting units to the carrying value of those reporting units. This quantitative test requires various judgments and estimates. The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit.

o) Intangible Assets

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

The Company reviews these intangible assets, at least annually, for possible impairment when events or changes in circumstances that the assets carrying amount may not be recoverable. In evaluating the future benefit of its intangible assets, the Company estimates the anticipated discounted future net cash flows of the intangible assets over the remaining estimated useful life. If the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying value of the asset over its fair value.

p) Income (Loss) per Share

Basic and diluted income (loss) per share calculations is calculated on the basis of the weighted average number of shares of the Company’s common stock outstanding during the year. Diluted earnings per share give effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted earnings per share, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise price of the options and warrants. Purchases of treasury stock reduce the outstanding shares commencing on the date that the stock is purchased. Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.

For the years ended December 31, 2023 and 2022, there were approximately 15,998,576 and 17,204,020 common stock equivalents, respectively, that were omitted from the calculation of diluted income per share as they were anti-dilutive.

q) Revenue Recognition

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

The following table disaggregates the Company’s oil and gas revenue by source for the years ended December 31, 2023 and 2022:

	Years Ended
	December 31,
	2023	2022
Oil	$912,024	$2,254,134
Natural gas and natural gas liquids	36,955	978,970
Well operations	93,445	751,018
	$1,042,424	$3,984,122

Power Generation Revenues

Through its 60.5% ownership in Simson-Maxwell, the Company manufactures and sells power generation products, services and custom energy solutions. Simson-Maxwell provides commercial and industrial clients with emergency power generation capabilities. Simson Maxwell’s derives its revenues as follows:

1.

Sale of power generation units. Simson-Maxwell manufactures and assembles power generation solutions. The solutions may consist of one or more units and are generally customized for each customer. Contracts are required to be executed for each customized solution. The contracts generally require customers to submit non-refundable progress payments for measurable milestones delineated in the contract. The Company considers the completed unit or units to be a single performance obligation for purposes of revenue recognition and recognizes revenue when control of the product is transferred to the customer, which typically occurs upon shipment or delivery to the customer. Sales, use, value add and other similar taxes assessed by governmental authorities and collected concurrent with revenue-producing activities are excluded from revenue. Progress payments are recognized as contract liabilities until the completed unit is delivered. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for the transfer of the units, which is generally the price stated in the contract. The Company does not allow returns because of the customized nature of the units and does not offer discounts, rebates, or other promotional incentives or allowances to customers. Simson-Maxwell has elected to recognize the cost for freight activities when control of the product has transferred to the customer as an expense within cost of goods.

F-17

2.

Parts revenue- Simson-Maxwell sells spare parts and replacement parts to its customers. Simson-Maxwell is an authorized parts distributor for a number of national and international power generation manufacturers. The Company considers the purchase orders for parts, which in some cases are governed by master sales agreements, to be the contracts with the customers. For each contract, the Company considers the commitment to transfer products, each of which is distinct, to be the identified performance obligations. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for the transfer of product, which is generally the price stated in the contract specific for each item sold, adjusted for the value of expected returns. Sales, use, value add and other similar taxes assessed by governmental authorities and collected concurrent with revenue-producing activities are excluded from revenue. Simson-Maxwell has elected to recognize the cost for freight activities when control of the product has transferred to the customer as an expense within cost of goods sold in the consolidated statements of comprehensive income. Parts revenues are recognized at the point in time when control of the product is transferred to the customer, which typically occurs upon shipment or delivery to the customer.

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

The following table disaggregates Simson-Maxwell’s revenue by source for the years ended December 31, 2023 and 2022:

	Years Ended
	December 31,
	2023	2022
Power generation units	$13,488,525	$4,901,791
Parts	5,143,068	4,098,771
Total units and parts	18,631,593	9,000,562
Service and repairs	12,380,706	11,053,476
	$31,012,299	$20,054,038

r) Income Taxes

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

s) Stock-Based Compensation

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

t) Impairment of Long-lived Assets

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates the fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary.

u) Accounting for Asset Retirement Obligations

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

The following table describes the changes in the Company’s asset retirement obligations for the years ended December 31, 2023 and 2022:

	Years Ended
	December 31,
	2023	2022
Asset retirement obligation – beginning	$1,927,196	$2,111,650
ARO recovered on sale of assets	(1,104,806)	(239,975)
ARO acquired on the Merger	65,047	-
Accretion expense	155,463	55,521
Asset retirement obligation – ending	$1,042,900	$1,927,196

v) Derivative Liabilities

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

w) Undistributed Revenues and Royalties

The Company records a liability for cash collected from oil and gas sales that have not been distributed. The amounts are distributed in accordance with the working interests of the respective owners.

x) Subsequent events

The Company has evaluated all subsequent events from December 31, 2023 through the date of filing of this report (see Note 17).

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

The consideration transferred was allocated to the assets acquired and liabilities assumed of Camber based upon their estimated fair values as of the merger closing date, and any excess value of the consideration transferred over the net assets was recognized as goodwill, as follows:

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

At September 30, 2023, the Company concluded that the significant decline in the Company’s share price between the date of the Merger and September 30, 2023 was an indicator of impairment and therefore performed an impairment assessment at that date. Based upon this assessment, the Company recorded an impairment charge of $14,486,745 during the year ended December 31, 2023.

Note 6. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the year ended December 31, 2023:

	December 31,			December 31,
	2022	Adjustments	Impairments	2023
Proved developed producing oil and gas properties
United States cost center	$3,872,488	$(2,397,488)	$(347,050)	$1,127,950
Accumulated depreciation, depletion and amortization	(2,803,375)	2,759,001	-	(44,374)
Proved developed producing oil and gas properties, net	$1,069,113	$361,513	$(347,050)	$1,083,576

Undeveloped and non-producing oil and gas properties
United States cost center	785,302	(785,302)	-	-
Accumulated depreciation, depletion and amortization	(568,497)	568,497	-	-
Undeveloped and non-producing oil and gas properties, net	$216,805	$(216,805)	$-	$-
Total Oil and Gas Properties, Net	$1,285,918	$144,708	$(347,050)	$1,083,576

During the year ended December 31, 2023, the Company recorded an addition to oil and gas properties of $1,475,000 related to the merger with Camber (see Note 5). For the year ended December 31, 2023, the Company recorded a disposal of $1,049,229 ($1,285,918 less $236,689 of depletion expense) related to the sale of its assets in Kansas and Texas (see Note 2 – 2023 Divestitures) and an impairment charge of $347,050 related to its remaining oil and gas assets driven by a decrease in commodity prices.

Note 7. Intangible Assets

ESG Clean Energy License

The Company’s intangible assets include costs associated with securing an Exclusive Intellectual Property License Agreement with ESG in August 2021, pursuant to which Viking received (i) an exclusive license to ESG’s patent rights and know-how related to stationary electric power generation (not in connection with vehicles), including methods to utilize heat and capture carbon dioxide in Canada, and (ii) a non-exclusive license to the intellectual property in up to 25 sites in the United States that are operated by the Company or its affiliates.

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

The Company’s management believes that the Trigger Date could occur as early as the second quarter of 2024 but there is no assurance that it will occur at that or any time.

If the continuing royalty percentage is adjusted jointly by the parties downward from the maximum of 15%, then the minimum continuing royalty payments for any given year from the Trigger Date shall also be adjusted downward proportionally.

The Company recognized amortization expense of $308,694 for the year ended December 31, 2023. The estimated future amortization expense for each of the next five years is $304,465 per year.

The ESG intangible asset consisted of the following at December 31, 2023 and December 31, 2022:

	Years Ended
	December 31,
	2023	2022
ESG Clean Energy License	$5,000,000	$5,000,000
Accumulated amortization	(731,563)	(422,869)
	$4,268,437	$4,577,131

Other intangibles – Simson-Maxwell – Customer Relationships and Brand

The Company allocated a portion of the purchase price of Simson-Maxwell to Customer Relationships with a fair value of $1,677,453 and an estimated useful life of 10 years, and the Simson-Maxwell Brand with a fair value of $2,230,673 and an indefinite useful life.

The Company recognized amortization expense for the Customer Relationship intangible of $167,745 for the year ended December 31, 2023. The estimated future amortization expense for each of the next five years is $167,745 per year.

The Company periodically reviews the fair value of the Customer Relationships and Brand to determine if an impairment charge should be recognized. For the year ended December 31, 2023, the Company recorded an impairment charge of $311,837 related to the Simmax Brand and $357,873 related to Customer Relationships, driven by lower actual and forecast revenue growth as compared to the date of acquisition. For the year ended December 31, 2022, the Company recorded an impairment charge of $367,907 and $83,865, respectively, related to these assets for the same reason.

The Other intangibles – Simson-Maxwell consisted of the following at December 31, 2023 and 2022:

	Years Ended
	December 31,
	2023	2022
Simmax Brand	$2,230,673	$2,230,673
Customer Relationships	1,677,453	1,677,453
Impairment of intangible assets	(1,121,482)	(451,772)
Accumulated amortization	(369,499)	(201,754)
	$2,417,145	$3,254,600

Note 8. Intangible Assets - Variable Interest Entity Acquisitions (VIE’s)

Medical Waste Disposal System

Choppy

On January 18, 2022, Viking entered into a Securities Purchase Agreement to purchase 51 units, representing 51%, of Viking Ozone, from Choppy Group LLC, a Wyoming limited liability company (“Choppy”), in consideration of the issuance of 8,333,333 shares of Viking common stock to Choppy, 3,333,333 of which shares were issued at closing, 3,333,333 of which shares are to be issued to Choppy after 5 units of the System (as defined below) have been sold, and 1,666,667 of which shares are to be issued to Choppy after 10 units of the System have been sold. Viking Ozone was organized on or about January 14, 2022, for the purpose of developing and distributing a medical and biohazard waste treatment system using ozone technology (the “System”), and on or about January 14, 2022, Choppy was issued all 100 units of Viking Ozone in consideration of Choppy’s assignment to Viking Ozone of all of Choppy’s intellectual property and intangible assets, including patent rights, know-how, procedures, methodologies, and contract rights in connection with the System, and specifically the invention entitled “Multi-Chamber Medical Waste Ozone-Based Treatment Systems and Methods (Docket No. RAS-101A) and related patent application. On January 18, 2022 Viking acquired 51 units (51%) of Viking Ozone from Choppy with Choppy retaining the remaining 49 units (49%) of Viking Ozone, and Viking issued 3,333,333 shares of Viking common stock to Choppy. Viking and Choppy then entered into an Operating Agreement on January 18, 2022 governing the operation of Viking Ozone. Based on the closing price of the Company’s stock on January 18, 2022, the fair value was approximately $2,000,000. The Company determined the acquisition of a 51% interest in Viking Ozone was the acquisition of and initial consolidation of a VIE that is not a business. The acquisition was recorded as follows:

Purchase Price:
Fair value of stock at closing	$2,000,000
Fair value of contingent consideration	495,868
Total consideration	$2,495,868

Purchase Price Allocation:
Intangible asset	$4,916,057
Non-controlling interest	(2,420,189)
Camber ownership interest	$2,495,868

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

Purchase Price:
Fair value of stock at closing	$233,334
Total consideration	$233,334

Purchase Price Allocation:
Intangible asset	$457,518
Non-controlling interest	(224,184)
Camber ownership interest	$233,334

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

Purchase Price:
Fair value of stock at closing	$4,433,334
Fair value of contingent consideration	939,889
Total consideration	$5,373,223

Purchase Price Allocation:
Intangible asset	$10,059,765
Non-controlling interest	(4,686,542)
Camber ownership interest	$5,373,223

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

The Company has determined that it is the primary beneficiary of three VIEs, Viking Ozone, Viking Sentinel and Viking Protection, and consolidates the financial results of these entities, as follows:

	Viking	Viking	Viking
	Ozone	Sentinel	Protection	Total

Intangible asset	$4,916,057	$457,518	$10,059,765	$15,433,340
Non-controlling interest	(2,420,189)	(224,184)	(4,686,542)	(7,330,915)
Camber ownership interest	$2,495,868	$233,334	$5,373,223	$8,102,425

Upon consummation of the Merger between Viking and Camber, all shares of Viking Series E Preferred Stock were exchanged for Camber Series H Preferred Stock, with substantially the same rights and terms with respect to Camber.

Note 9. Related Party Transactions

The Company’s CEO and Director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’s. During the years ended December 31, 2023 and 2022, the Company paid or accrued $460,000 and $360,000, respectively, in fees to AGD Advisory Group, Inc. As of  December 31, 2023 and 2022, the total amount due to AGD Advisory Group, Inc. was $600,000 and $370,000, respectively, and is included in accounts payable.

The Company’s CFO, John McVicar, renders professional services to the Company through 1508586 Alberta Ltd., an affiliate of Mr. McVicar’s. During the years ended December 31, 2023 and 2022, the Company paid or accrued $280,000 and $140,000, respectively, in fees to 1508586 Alberta Ltd.

The Company’s previous CFO, Frank W. Barker, Jr., rendered professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s. During the years ended December 31, 2023 and 2022, the Company paid or accrued $20,000 and $130,000, respectively, in fees to FWB Consulting, Inc.

Due to Parent

In 2021 and 2022, prior to the Merger of Camber and Viking, Camber made various cash advances to the Viking.  The advances were non-interest bearing and stipulated no repayment terms or restrictions. These balances have been eliminated upon consolidation at December 31, 2023. As of December 31, 2022, the amount due to Camber from Viking was $6,572,300.

Simson-Maxwell

At the time of acquisition, Simson-Maxwell had several amounts due to/due from related parties and notes payable to certain employees, officers, family members and entities owned or controlled by such individuals. Viking assumed these balances and loan agreements in connection with the acquisition.

The balance of amounts due to and due from related parties as of December 31, 2023 and 2022 are as follows:

	Due from related party	Due to related party	Net due (to) from
December 31, 2023
Simmax Corp. & majority owner	$334,437	$(643,121)	$(308,684)
Adco Power Ltd.	-	-	-
	$334,437	$(643,121)	$(308,684)

December 31, 2022
Simmax Corp. & majority owner	$327,132	$(629,073)	$(301,941)
Adco Power Ltd.	-	-	-
	$327,132	$(629,073)	$(301,941)

Simmax Corp. owns a 17% non-controlling interest in Simson-Maxwell and is majority owned by a Director of Simson-Maxwell. Adco Power Ltd., an industrial, electrical and mechanical construction company, is a wholly owned subsidiary of Simmax Corp., and conducts business with Simson-Maxwell.

The notes payable to related parties as of December 31, 2023 and 2022 are as follows:

	Years Ended
	December 31,
	2023	2022

Total notes payable to related parties	$986,017	$684,069
Less current portion of notes payable - related parties	(407,154)	(56,916)
Notes payable - related parties, net of current portion	$578,863	$627,153

On June 1, 2023, Simson-Maxwell issued CAD$457,000 ($345,060) in promissory notes to related parties. The notes bear interest at 12% per annum, payable monthly, and mature on June 1, 2024.

Note 10. Noncontrolling Interests

The following discloses the effects of changes in the Company’s ownership interest in Simson-Maxwell, and on the Company’s equity for the year ended December 31, 2023:

Noncontrolling interest - January 1, 2023	$3,013,996

Net loss attributable to noncontrolling interest	(249,981)

Noncontrolling interest – December 31, 2023	$2,764,015

The following discloses the effects of the Company’s ownership interest in Viking Ozone, Viking Sentinel and Viking Protection in the aggregate, and on the Company’s equity for the year ended December 31, 2023:

Noncontrolling interest - January 1, 2023	$7,162,514

Net loss attributable to noncontrolling interest	(121,866)

Noncontrolling interest – December 31, 2023	$7,040,648

Note 11. Long-Term Debt and Other Short-Term Borrowings

Long term debt and other short-term borrowings consisted of the following at December 31, 2023 and 2022:

	Years Ended
	December 31,
	2023	2022

Long-term debt:

Note payable to Discover Growth Fund, pursuant to a Secured Promissory Note dated December 24, 2021 and funded on January 3, 2022 in the original amount of $26,315,789 with interest and principal due at maturity on January 1, 2027. The note bears interest at a rate equal to the Wall Street Journal Prime Rate (3.25%) as of the effective date and is secured by lien on substantially all of the Company’s assets. The balance at December 31, 2023 is shown net of unamortized debt discount of $9,714,868.	16,600,921	-

Note payable to Discover Growth Fund, LLC pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company’s assets.	2,500,000	-

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company's assets.	12,000,000	-

Note payable to Discover Growth Fund, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company’s assets.	6,000,000	-

Promissory note payable by Mid-Con Petroleum LLC, a wholly owned subsidiary, to Cornerstone Bank dated July 24, 2019 in the amount of $2,241,758, bearing interest at 6%, payable interest only through July 24, 2021, then on August 24, 2021, payable in monthly installments of principal and interest of $43,438, with a final payment due on a maturity date of July 24, 2025. The note was secured by a first mortgage on all of the assets of Mid-Con Petroleum, LLC and a guarantee of payment by Viking. On March 10, 2023, the promissory note was amended to include a conversion feature and to include Viking as an additional obligor. In April 2023, Viking issued 588,235 shares of common stock to convert $200,000 of the outstanding principal balance. On July 31, 2023, the outstanding principal balance was assigned by Cornerstone Bank to FK Venture LLC and in August 2023 the Company issued a total of 5,189,666 shares of common stock to convert the total outstanding principal balance owed by both Mid-Con Petroleum LLC and Mid-Con Drilling LLC. The balance at December 31, 2022 is shown is net of unamortized discount of $12,224.

	-	1,766,422

Promissory note payable by Mid-Con Drilling LLC, a wholly owned subsidiary, to Cornerstone Bank dated July 24, 2019 in the amount of $1,109,341, bearing interest at 6%, payable interest only through July 24, 2021, then on August 24, 2021, payable in monthly installments of principal and interest of $21,495, with a final payment due on a maturity date of July 24, 2025. The note was secured by a first mortgage on all of the assets of Mid-Con Drilling, LLC and a guarantee of payment by Viking. On March 10, 2023, the promissory note was amended to include a conversion feature and to include Viking as an additional obligor. On July 31, 2023, the outstanding principal balance was assigned by Cornerstone Bank to FK Venture LLC and in August 2023 the Company issued a total of 5,189,666 shares of common stock to convert the total outstanding principal balance owed by both Mid-Con Petroleum LLC and Mid-Con Drilling LLC. The balance at December 31, 2022 is shown is net of unamortized discount of $12,190.

	-	813,571

On May 5, 2023, Viking signed a securities purchase agreement with FK Venture LLC under which FK Venture LLC agreed to purchase convertible promissory notes from the Company in the amount of $800,000 on the 5th day of each month commencing May 5, 2023 for 6 months, for a minimum commitment of $4,800,000. FK Venture LLC has the right to purchase up to $9,600,000 of such notes. The notes bear interest at 12% per annum. The maturity date of the notes is the earlier of (i) July 1, 2025, or (ii) 90 days following the date that the Company completes a direct up-listing of its common stock to a national securities exchange (not including any merger or combination with Camber). FK Venture LLC shall have the right to convert all or any part of the outstanding and unpaid principal balance into common stock of the Company. The conversion price shall be the lesser of (i) $0.75, or (ii) if the Merger with Camber closes, 50% of the trading price of Camber Energy, Inc.’s common stock on the day prior to the closing of the Merger with Camber ($0.4158 per share). At December 31, 2023, the Buyer had purchased six notes and converted two of these notes subsequent to the closing of the Merger in exchange for 3,848,004 shares of the Company’s common stock. The Company recorded a loss on early extinguishment of $35,402 related to these conversions. The balance at December 31, 2023 is shown is net of unamortized discount of $488,270.

	2,711,730	-

Loan of $150,000 dated July 1, 2020 from the U.S. Small Business Administration. The loan bears interest at 3.75% and matures on July 28, 2050. The loan is payable in monthly installments of $731 with the remaining principal and accrued interest due at maturity. Installment payments were originally due to start 12 months from the date of the note but the date was extended to January 2023. Accrued interest from the original installment due date to January 2023 was capitalized to the loan principal balance.	162,019	163,623

Total long-term debt	39,974,670	2,743,616
Less current portion and debt discount	(2,743)	(637,335)
Total long-term debt, net of current portion and debt discount	$39,971,927	$2,106,281

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended December 31,
	Principal	Unamortized Discount	Net
2024	$2,743	$-	$2,743
2025	3,202,848	(488,270)	2,714,578
2026	2,956	-	2,956
2027	46,818,858	(9,714,868)	37,103,990
2028	3,186	-	3,186
Thereafter	147,217	-	147,217

	$50,177,808	$(10,203,138)	$39,974,670

Bank Credit Facility

Simson-Maxwell has an operating credit facility with TD Bank, secured by accounts receivable and inventory, bearing interest at prime plus 2.25% on Canadian funds up to CAD $5,000,000 and the bank’s US dollar base rate plus 2.25% on US funds, plus a monthly administration fee of CAD 500. The balance outstanding under this credit facility is CAD $4,457,947 ($3,365,995) and CAD $4,139,785 ($3,111,350) as of December  31, 2023 and 2022, respectively.

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

Activities for Series C Preferred Stock derivative liability during the year ended December 31, 2023 was as follows:

December 31, 2023
Carrying amount at beginning of year	$-
Derivative liability recognized on Merger	3,540,036
Change in fair value	7,383,811
Settlement of obligation (issuance of shares of common stock)	(7,060,526)
Carrying amount at end of year	$3,863,321

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

The modification to the terms of the promissory notes was treated as a debt extinguishment and the Company recorded a loss on the extinguishment of debt of $154,763.

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

Note 13. Equity

(a) Common Stock

The Company is authorized to issue 500,000,000 shares of Common Stock, par value $0.001 per share.

During the year ended December 31, 2023, the Company issued a total of 105,646,799 shares of common stock, as follows:

(i)	A total of 8,525,782 shares of common stock on the conversion of 240 shares of Series C Preferred Stock. Of this total, 1,093,358 shares were issued subsequent to the Merger.
(ii)

A total of 31,022,321 true-up shares related to prior conversions of Series C Preferred Stock as a result of the continuation of the Measurement Period (as defined in the Series C COD with respect to such Series C Preferred Stock) associated with such conversions and a decline in the price of the Company’s shares of common stock within the Measurement Period. Of this total, 23,670,894 shares were issued subsequent to the Merger.

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

(ii) Series C Redeemable Convertible Preferred Stock

Holders of the Series C Preferred Stock are entitled to cumulative dividends in the amount of 24.95% per annum (adjustable up to 34.95% if a Trigger Event, as described in the Series C COD occurs), payable upon redemption, conversion, or maturity, and when, as and if declared by our board of directors in its discretion, provided that upon any redemption, conversion, or maturity, seven years of dividends are due and payable on such redeemed, converted or matured stock. The Series C Preferred Stock ranks senior to the common stock. Except as prohibited by applicable law or as set forth herein, the holders of shares of Series C Preferred Stock have the right to vote together with holders of Common Stock on all matters other than: (i) the election of directors; (ii) and any shareholder proposals, including proposals initiated by any holder of shares of Series C Preferred Stock), in each instance on an as-if converted basis, subject to the beneficial ownership limitation in the COD, even if there are insufficient shares of authorized Common Stock to fully convert the shares of Series C Preferred Stock.

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

As of December 31, 2023, Antilles held 30 shares of Series C Preferred Stock. The Series C Preferred Stock was convertible into a substantial number of the Company’s shares of common stock which could result in significant dilution of the Company’s existing shareholders. If the outstanding Series C Preferred Stock were converted as of December 31, 2023, the Company estimates that the following shares of common stock would be required to be issued to satisfy the conversion of shares of the Series C Preferred Stock:

December 31, 2023*
Estimated number of shares issuable for conversion at $ 162.50 per share at September 30, 2023	1,846
Estimated number of shares of common stock required to satisfy Conversion Premium using VWAP at period end	8,994,433
8,996,279

*based on 30 shares of Series C Convertible Preferred Stock outstanding as of such date and an estimated low VWAP as at such date

Additionally, even if the shares of the Series C Preferred Stock were  converted on the above dates, the Company could, pursuant to terms out in the COD, be required to issue additional shares of common stock (true-up shares).

As of December 31, 2023, Antilles was entitled to approximately 34,488,937 true-up shares in connection with the prior conversion by Antilles of 240 shares of Series C Preferred Stock throughout 2023 as a result of: (i) the Measurement Period in connection with such conversions continuing to extend as a result of the Company’s previously announced outstanding deficiency with the New York Stock Exchange regarding continued listing standard(s) concerning minimum stockholders’ equity requirements; and (ii) the Company’s stock price declining following the initial conversion(s) of the 240 shares of Series C Preferred Stock.

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

In 2022, the Company paid the Investor $2,750,000 and redeemed 5,272 shares of Series G Preferred Stock associated with the Notes due March 31, 2022 and June 30, 2022, thereby canceling such Notes and reducing the number of shares of Series G Preferred Stock outstanding from 10,544 to 5,272. The Investor may not convert any of the remaining shares of Series G Preferred Stock associated with any remaining Note into shares of common stock or sell any of the underlying shares of common stock unless that Note is paid in full by the Investor, and the Company may redeem the shares of Series G Preferred Stock associated with each Note by paying the Investor $1,375,000 as full consideration for such redemption. As of December 31, 2023, none of the outstanding Notes had been paid in full and thus the underlying shares were not convertible.

(iv) Series H Convertible Preferred Stock

On August 1, 2023, the Company issued 475 shares of new Series H Preferred Stock in exchange for 475 outstanding shares of old Series E Preferred Stock of Viking Energy Group inc. Pursuant to the COD for the Series H Preferred Stock (the “Series H COD”), each share of New Camber Series H Preferred Stock has a face value of $10,000 per share, is convertible into a certain number of shares of Camber Common Stock, with the conversion ratio based upon achievement of certain milestones by Viking’s subsidiary, Viking Protection Systems, LLC (provided the holder has not elected to receive the applicable portion of the purchase price in cash pursuant to that certain Purchase Agreement, dated as of February 9, 2022, by and between Viking and Jedda Holdings, LLC), is subject to a beneficial ownership limitation of 4.99% of Camber Common Stock (but may be increased up to a maximum of 9.99% at the sole election of a holder by the provision of at least 61 days’ advance written notice) and has voting rights equal to one vote per share of Camber Series H Preferred Stock held on a non-cumulative basis. On or about August 9, 2023, Jedda Holdings converted 200 of the 475 shares of Series H Preferred Stock into 3,333,333 shares of common stock, leaving a balance of 200 shares of Series H Preferred Stock outstanding as at December 31, 2023.

(c) Warrants The following table represents stock warrant activity as of and for the year ended December 31, 2023:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2022	9,259,261	0.62	4.03 years	-
Granted	-			-
Exercised	3,888,889			-
Forfeited/expired/cancelled	1,679,229			-

Warrants Outstanding – December 31, 2023	3,691,143	$0.66	2.62 years	$-

Outstanding Exercisable – December 31, 2023	3,691,143	$0.66	2.62 years	$-

Note 14. Commitments and Contingencies

Office lease – Petrodome

In April 2018, the Company’s subsidiary, Petrodome entered into a 66-month lease for 4,147 square feet of office space for its corporate office in Houston, Texas. The annual base rent commenced at $22.00 per square foot and escalates at $0.50 per foot each year through expiration of the lease term. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $80,318 and $96,382 for the years ended December 31, 2023 and 2022, respectively. The lease expired on November 30, 2023 and the Company has moved to new premises rented on a month-to-month basis.

Building, vehicle and equipment leases – Simson-Maxwell

The Company has right-of-use assets and operating lease liabilities associated with various operating lease agreements of Simson-Maxwell pertaining to seven business locations, for the premises, vehicles and equipment used in operations in the amount of $6,947,307. These values were determined using a present value discount rate of 3.45% for the premises, and 7.5% for vehicles and equipment. The leases have varying terms, payment schedules and maturities. Operating lease expense is recognized on a straight-line base over each of the lease terms.

Payments due in each of the next five years and thereafter at December 31, 2023 under these leases are as follows:

	Building	Vehicle and Equipment
	Leases	Leases	Totals

2024	$919,650	$489,312	$1,408,962
2025	666,068	335,381	1,001,449
2026	402,657	160,882	563,539
2027	411,392	37,298	448,690
2028 and thereafter	889,519	3,950	893,469

	$3,289,286	$1,026,823	$4,316,109
Less imputed interest			(370,169)
Present value of remaining lease payments			$3,945,940

Current			$1,357,653
Non-current			$2,588,287

Operating lease expense for these leases was $1,586,879 and $1,474,960 for the years ended December 31, 2023 and 2022, respectively.

Legal matters

Legal Proceedings. From time-to-time suits and claims against Camber arise in the ordinary course of Camber’s business, including contract disputes and title disputes. Camber records reserves for contingencies when information available indicates that a loss is probable, and the amount of the loss can be reasonably estimated.

Merger-Related Litigation

On February 9, 2024, plaintiff Lawrence Rowe, on behalf of himself and all other similarly situated former public minority shareholders of Viking, filed against the Company and its CEO a putative Class Action Complaint (i.e. C.A. No.4:24-cv-00489) styled Lawrence Rowe, Individually and on Behalf of All Others Similarly Situated v. James A. Doris and Camber Energy, Inc., in the U.S. District Court for the Southern District of Texas, Houston Division.  The Complaint alleges breaches of fiduciary duty in connection with the merger between Viking and the Company and seek to recover damages for the alleged breaches.  The defendants deny the allegations and intend to move to dismiss the case.

Shareholder-Related Litigation

The Company was the target of a “short” report issued by Kerrisdale Capital in early October 2021, and as a result of such short report, on October 29, 2021, a Class Action Complaint (i.e. C.A.No.4:21-cv-03574) was filed against the Company, its CEO and CFO by Ronald E. Coggins, Individually and on Behalf of All Others Similarly Situated v. Camber Energy, Inc., et al.; in the U.S. District Court for the Southern District of Texas, Houston Division, pursuant to which the Plaintiffs sought to recover damages alleged to have been suffered by them as a result of the defendants’ violations of federal securities laws.   The Company and the other Defendants filed a Motion to Dismiss (“MTD”) the Class Action Complaint, and on September 22, 2023, the Court granted the MTD in full.  On October 25, 2023, the Court signed a joint stipulation submitted by the parties, dismissing the case with prejudice.

On or about June 30, 2022, the Company was made aware of a Shareholder Derivative Complaint filed in the U.S. District Court for the Southern District of Texas, Houston Division (Case No. 4:22-cv-2167) against the Company, its current directors, and certain of its former directors (the “Houston Derivative Complaint”). The allegations contained in the Houston Derivative Complaint involve state-law claims for breach of fiduciary duty and unjust enrichment and a federal securities claim under Section 14(a) of the Securities Exchange Act of 1934.  On January 20, 2023, the U.S. District Court held that certain claims brought by the plaintiff relating to director actions and statements made in proxy statements prior to June 30, 2019, were time barred, but did not dismiss certain claims brought by plaintiff relating to director actions and statements made in proxy statements after June 30, 2019.  Pursuant to Article 6 of the Amended and Restated Bylaws, on February 15, 2023, the Company’s Board of Directors (the “Board”) formed a Committee of the Board (the “Special Litigation Committee”) to investigate, analyze, and evaluate the remaining allegations in the Houston Derivative Complaint. The Special Litigation Committee completed its investigation and found no basis to conclude that any Camber officer’s or director’s conduct “involved intentional misconduct, fraud or a knowing violation of law,” which would be required under applicable Nevada law to prevail on any claims for breach of fiduciary duty or federal proxy violations; and, on November 17, 2023, filed with the U.S. District Court a Motion to Terminate or, in the alternative, schedule an evidentiary hearing on the Motion. Briefing on the Motion was completed on January 12, 2024, and it remains pending. The defendants deny the allegations contained in the Houston Derivative Complaint.

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

Pinch vs. Petrodome Matter

In or about late 2011 or early 2012, Petrodome Operating, LLC (“Petrodome Operating”), a wholly-owned subsidiary of Petrodome Energy, LLC (which in or about December, 2017 become a wholly owned subsidiary of Viking), on behalf of various working interest owners, including Petrodome East Creole, LLC, another subsidiary of Petrodome Energy, LLC, coordinated the drilling of an approx. 13,000 foot well in the Kings Bayou Field in Cameron Parish, LA.  Petrodome Operating engaged a third party to complete the drilling work.  The subject well produced hydrocarbons from 2012 until approximately June 2016, at which time production ceased, after which Petrodome Operating arranged for the well to be plugged in accordance with State guidelines.  During the time the well was producing hydrocarbons, royalty and/or over-riding royalty payments were made to various mineral and/or land/owners (collectively, “Mineral Owners”).   In or about October, 2019 the Mineral Owners commenced an action against Petrodome Operating, Petrodome East Creole, LLC and others claiming the Mineral Owners suffered damages (i.e. a loss of royalty and/or over-riding royalty payments) as a result of the subject well not, according to the Mineral Owners, being drilled and/or completed properly.  Petrodome Operating, Petrodome East Creole, LLC and the other defendants denied the Mineral Owners’ claims and engaged counsel to defend the action.

In or about November, 2023, the parties, without the subject Petrodome entities admitting liability, agreed to fully and completely settle the matter and pay the Mineral Owners a total sum of $6.5 million, of which Petrodome is liable for $4.15 million. Payment of Petrodome’s portion of the settlement is fully covered by insurance.  At December 31, 2023, the Company recorded an accrued liability in respect of this settlement and a receivable related to the insurance proceeds in the amount of $4.15 million.  In or about February, 2024, the action commenced by the Mineral Owners was dismissed with prejudice.

Note 15. Income Taxes

The Company files income tax returns in the United States and Canada federal jurisdictions. At December 31, 2023, the Company had estimated net operating loss carry forwards realized subsequent to the date of the Merger of approximately $4.4 million. At December 31, 2023 and 2022, Camber Energy, Inc. had pre-Merger operating loss carryforwards of approximately $71.9 million and $67.1 million, respectively, which can be applied only to the future taxable income of Camber Energy Inc. The Company has estimated that $44.5 million of this net operating loss could potentially be lost due to the IRC Section 382 limitation as a result of an ownership change that occurred during the year ended March 31, 2017. At December 31, 2023 and 2022, Viking Energy, Inc. had pre-Merger operating loss carryforwards of approximately $49.2 million and $48.0 million, respectively, which can be applied only to the future taxable income of Viking Energy Inc. In addition, the Company, through its subsidiary Simson-Maxwell, has estimated foreign loss carryforwards of approximately $6.8 million and $6.3 million as of December 31, 2023 and 2022, respectively, which expire between 2038 and 2043. The potential benefit of these net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years.

The current and deferred income tax expense (benefit) consists of the following for the years ended December 31, 2023 and 2022:

	For the Years Ended
	December 31,
	2023	2022

Current
Federal	$-	$(2,019,576)
State	-	-
Foreign	-	(1,606,355)
Total current tax benefit	$-	$(3,625,931)

Deferred tax timing differences
Federal	$(3,642,729)	$(703,407)
State	-	-
Foreign	(173,847)	-
Total deferred tax timing differences	$(3,816,576)	$(703,407)

Increase in valuation allowance	3,816,576	4,329,338

Income tax expense (benefit)	$-	$-

As a result of the Merger, the Company acquired approximately $20.3 million of deferred tax timing differences against which a valuation allowance of approximately $20.3 million had been recorded.

The components of deferred tax assets and liabilities as of December 31, 2023, and 2022 is as follows (2022 figures have been revised to reflect final tax filing):

	December 31,
	2023	2022
Deferred tax assets:
NOL carry forwards	$26,907,258	$11,732,997
Bad debt reserves	535,033	-
Impairment of oil and gas assets	8,351,170	8,278,289
Unrealized loss	695	695
Derivative losses	5,712,723	3,791,126
Book tax depletion difference	10,771,641	9,125,130
Loss on financing settlements	127,156	-
Share based compensation	4,993,410	4,341,757
Intangible drilling costs	648,017	-
Loss from equity interests	4,386,760	-

Total deferred tax assets	$62,433,863	$37,269,994

Deferred tax liabilities:
Derivative gains	$(121,947)	$(121,947)
Bargain purchase and other gains	(10,836,356)	(9,760,490)

Total deferred tax liabilities	(10,958,303)	(9,882,437)

Deferred tax assets - before valuation allowance	51,475,560	27,387,557
Less valuation allowance	(51,475,560)	(27,387,557)

Deferred tax asset (liability) - net	$-	$-

A reconciliation of the federal and state statutory income tax rates to the Company’s effective income tax rate applicable to income before income tax benefit from continuing operations is as follows for the years ended December 31, 2023 and 2022:

	For the Years Ended
	December 31,
	2023	2022
Continuing operations	-%	-%
Expected provision at US statutory rate	21.0%	21.0%
State income tax net of federal benefit	-%	-%
Higher tax rate on foreign source income	0.2%	3.8%
Other items effecting timing differences	-%	-%
Valuation allowance	(21.2)%	(24.8)%
Effective income tax rate	0%	0%

The Company files income tax returns in the United States and Canada federal jurisdictions. As of December 31, 2023, the U.S. and Canadian tax returns for the Company for the years ending 2018 through 2022 remain open to examination by the respective tax authorities. The Company and its subsidiaries are not currently under examination for any period. No material change in the reserve for uncertain tax positions is expected in the next 12 months.

As a result of Viking becoming a majority-owned subsidiary of Camber as discussed in Note 1, Viking has undergone an ownership change as defined in Section 382 of the Internal Revenue Code, and its tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses. The Company intends to complete a Section 382 analysis before any net operating loss carryforwards are utilized.

Note 16. Business Segment Information and Geographic Data

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

Information related to our reportable segments and our consolidated results for the year ended December 31, 2023 is presented below.

	Year Ended December 31, 2023
	Oil and Gas	Power Generation	Total
Loss from Operations is as follows:

Revenue	$1,042,024	$31,012,299	$32,054,323

Operating expenses
Cost of goods	-	21,340,506	21,340,506
Lease operating costs	658,505	-	658,505
General and administrative	4,864,323	10,010,569	14,874,892
Impairment of oil and gas and intangible assets	347,050	669,710	1,016,760
Depreciation, depletion and amortization	595,360	407,202	1,002,562
Accretion - ARO	155,463	-	155,463

Total operating expenses	6,620,701	32,427,987	39,048,688

Loss from operations	$(5,578,677)	$(1,415,688)	$(6,994,365)

Assets

Segment assets	$6,625,287	$22,414,398	$29,039,685
Corporate and unallocated assets			72,672,262

Total Consolidated Assets			$101,711,947

	Year Ended December 31, 2022
	Oil and Gas	Power Generation	Total

Loss from Operations is as follows:

Revenue	$3,984,122	$20,054,038	$24,038,160

Operating expenses
Cost of goods	-	13,627,457	13,627,457
Lease operating costs	1,633,765	-	1,633,765
General and administrative	4,245,434	10,584,883	14,830,317
Stock based compensation	1,614,334	-	1,614,334
Impairment of intangible assets	-	451,772	451,772
Depreciation, depletion and amortization	1,104,240	394,926	1,499,166
Accretion - ARO	55,521	-	55,521

Total operating expenses	8,653,294	25,059,038	33,712,332

Loss from operations	$(4,669,172)	$(5,005,000)	$(9,674,172)

Assets

Segment assets	$3,937,839	$25,033,951	$28,971,790
Corporate and unallocated assets			20,940,899

Total Consolidated Assets			$49,912,689

Note 17. Subsequent Events

Series C Preferred Stock:

On or about February 14, 2024 the low VWAP of the Company’s stock for the purpose of calculating the Conversion Premium associated with its Series C Preferred Stock was approximately $0.158.  Consequently, as of March 20, 2024, the Company estimates there to be: (i) approximately 21.4 million underlying shares of common stock associated with the potential conversion of the 30 shares of Series C Preferred Stock outstanding; and (ii) approximately 105.6 million true-up shares of common stock due to Antilles in connection with its prior conversion of 240 shares of Series C Preferred Stock throughout 2023.

On or about February 15, 2024, the Company and Antilles entered into the February 2024 Antilles Agreement in relation to an amendment to the fifth amended and restated certificate of designations regarding its Series C Preferred Stock, as amended (the “COD”). Particularly, in exchange for the release and indemnity as provided for in the Agreement, Antilles agreed to certain amendments to the COD.  On February 21, 2024, the Company filed with the Secretary of State of Nevada an amendment to the COD (the “Amendment), dated as of February 21, 2024 (the “Amendment Date”), pursuant to the Agreement, which amended the COD to (i) establish a floor price in connection with determining the Conversion Premium (as defined in the COD) associated with conversions of Series C Preferred Stock, (ii) confirm that the Company may make an early redemption of any outstanding Series C Preferred Stock provided that outstanding promissory notes in favor of the Investor or its affiliates (collectively, the “Notes”) are paid in full, and (iii) confirm that no additional conversion shares will be owed to the Investor if the Notes are paid in full and all then outstanding shares of Series C Preferred Stock have been redeemed.  Specifically, the Amendment provides that (i) beginning on the Amendment Date and thereafter, the Measuring Metric will be the higher of (x) the volume weighted average price of the Common Stock on any Trading Day following the Issuance Date of the Series C Preferred Stock and (y) $0.15, (ii) notwithstanding any other provision of the COD or any other document or agreement between the parties, the Company may make an early redemption pursuant to Section I.F.2 of the COD even though multiple Trigger Events (as defined in the COD) have occurred, subject to full repayment of any outstanding Notes, and (iii) if all outstanding Notes are paid in full and all then outstanding shares of Series C Preferred Stock are redeemed, the Investor will not thereafter deliver any Additional Notices (as defined in the COD) with respect to then already-converted shares of Series C Preferred Stock, and no additional Conversion Shares (as defined in the COD) will be owed to Antilles.

In addition, pursuant to the Agreement, (i) beginning on February 15, 2024 and thereafter, the Company agreed to pay at least fifty percent of the net proceeds received by the Company in connection with any registered or unregistered offering of equity or debt securities of the Company toward repayment of any outstanding Notes, and (ii) Antilles rescinded its prior notice to increase the beneficial ownership limitation to 9.99%, such that the limitation is restored to 4.99% effective five Business Days from the date of the Agreement.

Asset Sale:

On February 1, 2024, the Company sold its non-operated working interest in properties producing from the Cline and Wolfberry formations in Texas for proceeds of $205,000.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (unaudited)

The following supplemental unaudited information regarding the Company’s oil and gas activities is presented pursuant to the disclosure requirements of ASC 932, “Extractive Activities – Oil and Gas”. Camber’s oil and gas activities are located in the United States.

On November 5, 2023, Mid-Con Petroleum, LLC and Mid-Con Drilling, LLC, wholly owned subsidiaries of Viking, sold 100% of their interest in oil and gas assets in Kansas, consisting of 168 producing wells, 90 injector wells and 34 non-producing wells. On December 1, 2023, a subsidiary of Petrodome Energy, LLC (“Petrodome”), a wholly owned subsidiary of Viking, sold its non-operated working interest in a producing oil well in Texas. These two dispositions represented 100% of the reserves owned by Viking and its subsidiaries. The Company’s remaining reserves at December 31, 2023 consist solely of the reserves acquired on the merger with Camber.

Results of Operations

Oil and Gas Sales by geographic area for the years ended December 31, 2023 and 2022:

	United States
	Years Ended
	December 31,
	2023	2022
Sales	$1,042,024	$3,984,122
Lease operating costs	(658,505)	(1,633,765)
Depletion, accretion and impairment	(783,5766)	(788,615)
	$(400,057)	$1,561,742

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

Under SEC reporting requirements, proved undeveloped reserves include only those reserves in which the Company has current plans to develop, generally within five years. During 2023 and 2022, the Company made several strategic dispositions which has modified its capital expenditure plans. The Company currently has no firm commitments to drill or otherwise develop its proved undeveloped reserves. As of December 31, 2022, the Company has reclassified all of its proved undeveloped properties to unproved reserves.

Estimated Quantities of Proved Reserves (BOE)

	United States
	Years Ended December 31,
	2023	2022
Proved Developed, Producing	61,045	105,375
Proved Developed, Non-Producing	-	21,369
Total Proved Developed	61,045	126,744
Proved Undeveloped	-
Total Proved	61,045	126,744

Petroleum and Natural Gas Reserves

Reserves are estimated remaining quantities of oil and natural gas and related substances, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations - prior to the time at which contracts providing the right to operate expire.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with provisions of ASC 932. Future cash inflows at December 31, 2023 and 2022 were computed by applying the unweighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 31, 2023 and 2022 to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2023 and 2022 are as follows:

	United States
	Years Ended December 31,
	2023	2022

Future cash inflows	$3,516,730	$11,366,550
Future production costs	(1,908,490)	(6,809,540)
Future development costs	-	(53,224)
Future income tax expense	-	-
Future net cash flows	$1,608,240	$4,503,786
10% annual discount for estimated timing of cash flows	(669,870)	(1,532,187)
Standardized measure of DFNCF	$938,370	$2,971,599

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2023 and 2022 are as follows:

	United States
	Years Ended December 31,
	2023	2022
Balance - beginning	$2,971,599	$15,014,652
Net changes in prices and production costs	(828,303)	1,578,808
Net changes in future development costs	(35,117)	(1,033,849)
Sales of oil and gas produced, net	(290,073)	(1,646,513)
Extensions, discoveries and improved recovery	-	-
Purchases of reserves	948,578	-
Sales of reserves	(2,708,234)	(12,334,224)
Revisions of previous quantity estimates	(115,831)	(549,347)
Previously estimated development costs incurred	-	9,813
Net change in income taxes	-	-
Accretion of discount	297,160	1,501,495
Other	698,590	430,764
Balance - ending	$938,370	$2,971,599

In accordance with SEC requirements, the pricing used in the Company’s standardized measure of future net revenues is based on the 12-month unweighted arithmetic average of the first day-of-the-month price for the period January through December for each period presented and adjusted by lease for transportation fees and regional price differentials. The use of SEC pricing rules may not be indicative of actual prices realized by the Company in the future.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our management, including our principal executive officer and principal financial officer, have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

3.

The Company has not designed controls to ensure that financial information is reviewed and approved by an individual at the same or higher level than the preparer of the financial information. Specifically, the CFO is the primary preparer of most of the financial information, including the complex accounting areas such as equity transactions, derivative liabilities, impairment and business combinations. There is no review or approval of this information.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria framework established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers and Directors

The following table and accompanying descriptions indicate the name of each officer and director, including their age, principal occupation or employment, and the year in which each person first became a director.

Name	Position	Date First Elected/Appointed as Officer or Director	Age
James A. Doris	Chief Executive Officer and Director	December 23, 2020	51
John McVicar	Chief Financial Officer, and Treasurer	September 1, 2023	60
Fred Zeidman	Director	January 11, 2018	76
Robert Green	Director	December 23, 2020	60
David Herskovits	Director	December 7, 2023	73
Lawrence B. Fisher	Director	December 7, 2023	84

Information Concerning the Board of Directors and its Committees.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have historically compensated our directors for their service on the Board and committees thereof through the issuance of shares of common stock, stock options and cash compensation for meeting fees. Additionally, we reimburse directors for expenses incurred by them in connection with their attendance at meetings of the Board and any committee thereof (as described below). The Board appoints annually the executive officers of the Company and the executive officers serve at the discretion of the Board.

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

John McVicar, Chief Financial Officer

Mr. McVicar joined Viking as CFO in June 2022 and was named CFO of Camber on September 1, 2023. He brings 35 years of international business experience in Management Consulting and Finance. He is a retired partner of EY LLP where he spent a total of 23 years in management consulting and audit. He has also served as CFO of TSX and TSXV listed companies and held several regional finance leadership roles with large U.S. and Canadian multinationals in Canada, the U.S., South America and Asia. Mr. McVicar is a CPA, CA and received an MBA from Duke University and a B. Comm from Queen's University. He also holds an ICD.D from the Institute of Corporate Directors.

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

Director Qualifications:

The Board of Directors believes that Mr. Green is highly qualified to serve as a member of the Board of Directors due to his experience having served as a CEO of a publicly traded company and having served on the Board of Directors of several publicly traded companies.

David Herskovits, Director

Mr. Herskovits is a retired audit partner of Deloitte & Touche LLP. Mr. Herskovits joined Deloitte in 1974, was admitted to the partnership in 1985, and retired in 2013. During his career, Mr. Herskovits was responsible for major audit engagements for public and private companies. He also served in several technical and quality assurance roles at the firm. Mr. Herskovits received an MBA from Harvard University and a B.S. from Cornell University. Mr. Herskovits previously served as a Director of Viking.

Director Qualifications:

The Board of Directors believes that Mr. Herskovits is highly qualified to serve as a member of the Board of Directors due to his experience having been a partner for several years of an internationally recognized accounting firm and having served on the Board of Directors of Viking, including serving as Chair of Viking’s Audit Committee, for approximately five years.

Lawrence B. Fisher, Director

Mr. Fisher practiced securities law in New York City for over 40 years. He was Partner in the law firm Orrick, Herrington & Sutcliffe for 11 years until retirement in 2002. While at the firm, Mr. Fisher was Partner-In-Charge of the New York office and a member of the firm’s Executive Committee. Prior to Orrick, Mr. Fisher was a partner in the New York law firm Kelley, Drye & Warren for 10 years, including 3 years as a member of the firm’s Executive Committee, and prior to his time at Kelley, Drye & Warren, Mr. Fisher was associate and then partner in the law firm Parker, Chapin and Flattau for an aggregate of 22 years, 5 as an associate and the remainder as a partner. There, too, Mr. Fisher was a member of the firm’s Executive Committee. Mr. Fisher graduated from Columbia College in 1960 and Columbia Law School in 1963 and was a Research Fellow at the London School of Economics from 1963-1965. Mr. Fisher was a member of the Board of Directors of National Bank of New York City in excess of 30 years until retirement in 2000, and he was a member of the Board of Directors of Financial Federal Corporation until its sale 7 years ago. In December 2020, Mr. Fisher joined the Board of GBS, Inc., a publicly traded life science company. Mr. Fisher previously served as a Director of Viking.

Director Qualifications:

The Board of Directors believes that Mr. Fisher is highly qualified to serve as a member of the Board of Directors due to his experience having advised several publicly traded companies for approximately 40 years and having served on the Board of Directors of Viking for approximately five years.

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

Information Concerning the Board and its Committees.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have previously compensated our directors for their service on the Board and committees thereof through the issuance of shares of common stock, stock options and cash compensation for meeting fees. Additionally, we reimburse directors for expenses incurred by them in connection with their attendance at meetings of the Board and any committee thereof (as described below). The Board appoints annually the executive officers of the Company and the executive officers serve at the discretion of the Board.

The Board of Directors does not currently have a lead director. However, because of its capable and experienced independent directors and its strong committee system (as described more fully below), we believe this leadership structure is appropriate for the Company and allows the Board of Directors to maintain effective oversight and management and, therefore, a lead director is not necessary at this time.

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

Communicating with our Board

Stockholders may contact the Board about bona fide issues or questions about the Company by writing to the Secretary at the following address: Attn: Secretary, Camber Energy, Inc., 12 Greenway Plaza, Suite 1100, Houston, Texas 77046.

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

Board and Committee Activity and Compensation

For the fiscal year ending December 31, 2023, the Board of Directors held video conferences and corresponded via email as necessary but held no formal meetings. All material decisions of the Board of Directors were evidenced via the unanimous written consent of the Board of Directors and the various committees described below. Though no formal meetings were held, all directors attended at least 75% of the Board of Directors’ video conferences. All of the then current directors attended our fiscal year 2023 Annual Stockholder meeting held on December 7, 2023. The Company encourages but does not require all directors to be present at annual meetings of stockholders.

The Board has a standing Audit Committee, Compensation Committee, and Nominating and Governance Committee. Mr. Fred Zeidman, Mr. Robert Green, Mr. David Herskovits and Mr. Lawrence B. Fisher are “independent” members of the Board, as defined in Section 803(A) of the NYSE American Company Guide. Committee membership and the functions of those committees are described below.

Board of Directors Committee Membership

	Audit Committee	Compensation Committee	Nominating and Governance Committee
James A. Doris
Fred Zeidman	M	C	C
Robert Green
David Herskovits	C
Lawrence B. Fisher	M	M	M

C – Chairman of Committee

M – Member.

Audit Committee

The Board has selected the members of the Audit Committee based on the Board’s determination that the members are financially literate and qualified to monitor the performance of management and the independent auditors and to monitor our disclosures so that our disclosures fairly present our business, financial condition and results of operations.

The Audit Committee’s function is to provide assistance to the Board in fulfilling the Board’s oversight functions relating to the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence and the performance of the Company’s independent auditors, and to perform such other activities consistent with its charter and our Bylaws as the Committee or the Board deems appropriate. The Audit Committee produces an annual report for inclusion in our proxy statement. The Audit Committee is directly responsible for the appointment, retention, compensation, oversight and evaluation of the work of the independent registered public accounting firm (including resolution of disagreements between our management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The Audit Committee shall review and pre-approve all audit services, and non- audit services that exceed a de minimis standard, to be provided to us by our independent registered public accounting firm. The Audit Committee carries out all functions required by the NYSE American, the SEC and the federal securities laws.

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

The Board has determined that Mr. Fred Zeidman, Mr. Lawrence B. Fisher and Mr. David Herskovits are “independent,” and that Mr. Herskovits is an “audit committee financial expert” (as defined in the SEC rules) because he has the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America (“GAAP”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Mr. Miller has acquired these attributes by means of having held various positions that provided relevant experience, as described in his biographical information above.

For the fiscal year ending December 31, 2023, the Audit Committee held four formal meetings, via video conference, each taking place prior to the filing of the Companies’ annual and quarterly reports. The Audit Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies” and was filed as Exhibit 14.3 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009.

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

For the fiscal year ending December 31, 2023, the Compensation Committee held no formal meetings. The Compensation Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies” and was filed as Exhibit 14.5 to our Annual Report on Form 10-K/A for the year ended March 31, 2009, filed with the Commission on July 29, 2009.

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

For the fiscal year ending December 31, 2023, the Nominating and Governance Committee held no formal meetings, but did take various actions via a unanimous written consent of the committee. The Nominating and Governance Committee’s charter is available on our website at www.camber.energy at “Governance” - “Policies” and was filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, filed with the Commission on June 28, 2013.

Director Nominations Process. As described above, the Nominating and Governance Committee will consider qualified director candidates recommended in good faith by stockholders, provided those nominees meet the requirements of NYSE American and applicable federal securities law. The Nominating and Governance Committee’s evaluation of candidates recommended by stockholders does not differ materially from its evaluation of candidates recommended from other sources. Any stockholder wishing to recommend a nominee should submit the candidate’s name, credentials, contact information and his or her written consent to be considered as a candidate. These recommendations should be submitted in writing to the Company, Attn: Secretary, Camber Energy, Inc., 12 Greenway Plaza, Suite 1100, Houston, Texas 77046. The proposing stockholder should also include his or her contact information and a statement of his or her share ownership. The Committee may request further information about stockholder recommended nominees in order to comply with any applicable laws, rules, the Company’s Bylaws or regulations or to the extent such information is required to be provided by such stockholder pursuant to any applicable laws, rules or regulations.

Delinquent Section 16(a) Reports

The Company’s previous Chief Financial Officer, Frank Barker, filed a late Form 3 on August 2, 2023, which should have been filed within 10 days after December 23, 2020, the date that the Reporting Person became subject to Section 16 of the Exchange Act. The Company’s current Chief Financial Officer, John McVicar, filed a late Form 3 on March 8, 2024, which should have been filed within 10 days after September 1, 2023, the date that the Reporting Person became subject to Section 16 of the Exchange Act. The Company’s Director, Robert Green, filed a late Form 3 on August 3, 2023, which should have been filed within 10 days after December 23, 2020, the date that the Reporting Person became subject to Section 16 of the Exchange Act. The late filings were due to administrative oversight.

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

Compensation Recovery

Effective December 1, 2023, the Company adopted a Compensation Recovery Policy which implements the incentive-based compensation recovery provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as required under the listing standards of the New York Stock Exchange, and requires recovery of incentive-based compensation received by current or former executive officers during the three fiscal years preceding the date it is determined that the Company is required to prepare an accounting restatement.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the most highly compensated executive officer other than the CEO and CFO who was serving as an executive officer of the Company for the years ended December 31, 2023 and 2022. (the Company did not have any executive officers other than its CEO and CFO as of December 31, 2023 and December 31, 2022), and up to two additional individuals for whom disclosure would have been required had they been serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Name and Principal Position	Period Ending	Consulting Fees/Salary		All Other Compensation*	Total
James A. Doris	December 31, 2023	$390,000	(2)	$-	$390,000
Chief Executive Officer (1)	December 31, 2022	240,000	(2)	-	240,000

John McVicar	December 31, 2023	$120,000	(4)	$-	$120,000
Chief Financial Officer (3)	December 31, 2022			-	-

Louis G. Schott	December 31, 2023	$-		$-	$-
Former Interim Chief Executive Officer (5)	December 31, 2022	$14,860	(6)	$-	$14,860

Frank W. Barker Jr.	December 31, 2023	$160,000	(8)	$-	$160,000
Former Chief Financial Officer (7)	December 31,2022	$240,000	(8)	$-	$240,000

* Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

No executive officer earned any bonus, stock awards, option awards, non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above.

(1)	Mr. Doris was appointed as Chief Executive Officer on December 23, 2020.

(2)

The amounts included in “Consulting Fees/Salary” for the years ended December 31, 2023 and 2022, are comprised of $390,000 and $240,000, respectively, paid AGD Advisory Group, Inc., a company affiliated with Mr. Doris.

(3)	Mr. McVicar was appointed as Chief Financial Officer on September 1, 2023.

(4)

The amounts included in “Consulting Fees/Salary” for the year ended December 31, 2023, are comprised of $120,000 and nil, respectively, paid to 1508586 Alberta Ltd., a company affiliated with Mr. McVicar.

(5)	Mr. Schott served as the Interim Chief Executive Officer of Camber from May 2018 through his resignation on December 23, 2020.

(6)	Mr. Schott worked on a consulting basis through Fides Energy LLC (“Fides”). Total fees paid by Camber to Fides during the years ended December 31, 2023 and 2022 were nil and $14,860, respectively.

(7)	Mr. Barker served as Chief Financial Officer from December 23, 2020 to August 31, 2023.

(8)

The amounts included in “Consulting Fees/Salary” for the years ended December 31, 2023 and 2022, are comprised of $160,000 and $240,000, respectively, paid FWB Consulting, Inc., a company affiliated with Mr. Barker.

Employment Agreements

As of December 31, 2023, the Company did not have any formal compensation arrangements with any executive. Effective from the date of the Merger (August 1, 2023),  the Company has orally agreed to pay $50,000 per month to AGD Advisory Group, Inc., an affiliate of James Doris, our Chief Executive Officer for professional services he renders to the Company, and $30,000 per month to 1508586 Alberta Ltd., an affiliate of John McVicar, our Chief Financial Officer, for professional services he renders to the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None of our Named Executive Officers had any stock options or stock awards outstanding as of December 31, 2023.

DIRECTOR COMPENSATION

The following table sets forth compensation information with respect to our non-executive directors for the year ended December 31, 2023.

	Fees Earned or Paid	All Other
Name	in Cash ($)	Compensation ($)	Total ($)
Fred S. Zeidman	$53,336	$-	$53,336
James G. Miller (1)	$49,819	$-	$48,819
Robert Green	$53,336	$-	$53,336
David Herskovits (2)	$3,516	$-	$3,516
Lawrence B. Fisher (3)	$3,516	$-	$3,516

(1)	Mr. Miller elected not to seek re-election as a Director on December 7, 2023.
(2)	Mr. Herskovits was elected as a Director on December 7, 2023.
(3)	Mr. Fisher was elected as a Director on December 7, 2023.

The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Stock Awards, Option Awards, Non-Equity Incentive Plan Compensation, or Nonqualified Deferred Compensation Earnings during the period presented. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

In 2023 and 2022, the Company paid each member of the Board of Directors a fee of $13,333 per quarter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table presents certain information as of December 31, 2023, as to:

•	The 2014 Stock Incentive Plan (the “2014 Plan”),
•	The Lucas Energy, Inc. 2012 Stock Incentive Plan (the “2012 Plan”);
•	The Lucas Energy, Inc. 2010 Long Term Incentive Plan (the “2010 Plan”) and
•	Viking’s legacy 2011 Fiscal Year Professional/Consultant Stock Compensation Plan (the “Viking Plan”).

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2014 Plan	—	—	2,500,000
2012 Plan	—	—	96
2010 Plan	—	—	58
Viking Plan	3,691,143	$0.66	—
Total	3,691,143	$0.66	2,500,154

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table presents certain information as of December 31, 2023, as to:

•	each stockholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock,

•	each director,

•	each Named Executive Officer, and

•	all directors and executive officers as a group.

The percentage ownership of our common stock in the table is based on 144,663,684 shares of common stock issued and outstanding as of December 31, 2023, assuming exercise of all warrants to purchase common stock and the conversion of all shares of Series A Preferred Stock and Series C Preferred Stock issued and outstanding as of December 31, 2023, subject to applicable beneficial ownership limitations.

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

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 12 Greenway Plaza, Suite 1100, Houston, Texas 77046.

Stockholder	Number of Shares of Common Stock	Percent of Common Stock
Executive Officers and Directors
James A. Doris (1)	14,451,902	9.99%
John McVicar	-	-%
Robert Green	-	-%
Fred S. Zeidman	-	-%
David Herskovits (2)	73,890	-%
Lawrence B. Fisher (3)	47,323	-%
All Executive Officers and Directors as a Group (Six Persons)	14,573,115	10.1%

(1)	Includes 1,666,667 warrants to purchase common stock, 222,223 shares of common stock, and partial conversion of 28,092 Series A Preferred Stock, subject to a 9.99% ownership restriction.
(2)	Includes 66,667 warrants to purchase common stock and 7,223 shares of common stock.
(3)	Includes 44,444 warrants to purchase common stock and 2,879 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Certain Relationships and Related Transactions

The Company’s CEO and Director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’. These services and the dollar amounts ascribed thereto are described in further detail above in Note 9 to the Financial Statements.

The Company’s CFO, John McVicar, renders professional services to the Company through 1508586 Alberta Ltd., an affiliate of Mr. McVicar’s. These services and the dollar amounts ascribed thereto are described in further detail above in Note 9 to the Financial Statements.

The Company’s previous CFO, Frank W. Barker, Jr., rendered professional services to the Company through FWB Consulting, Inc., an affiliate of Mr. Barker’s. These services and the dollar amounts ascribed thereto are described in further detail above in Note 9 to the Financial Statements.

Related Party Transaction Policy

The Board of Directors has adopted a Related Party Transaction Policy, which is designed to monitor and ensure the proper review, approval, ratification, and disclosure of our related party transaction. This policy applies to any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which (i) the Company or any of its subsidiaries is or will be a participant, (ii) the aggregate amount involved will or may be expected to exceed $120,000 in any fiscal year, and (iii) any related party has or will have a direct or indirect interest. The Audit Committee must review, approve and ratify a related party transaction if such transaction is consistent with the Related Party Transaction Policy. While reviewing a related party transaction, the Audit Committee shall take into account, among other factors it deems appropriate, (i) whether the transaction was undertaken in the ordinary course of business of the Company, (ii) whether the related party transaction was initiated by the Company, a subsidiary, or the related party, (iii) whether the transaction with the related party is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party, (iv) the purpose of, and the potential benefits to the Company of, the related party transaction, (v) the approximate dollar value of the amount involved in the related party transaction, particularly as it relates to the related party, (vi) the related party’s interest in the related party transaction and (vii) any other information regarding the related party transaction or the related party that would be material to investors in light of the circumstances of the particular transaction.

Director Independence

During the year ended December 31, 2023, the Board determined that 80% of the Board is independent under the definition of independence and in compliance with the listing standards of the NYSE American listing requirements. Based upon these standards, the Board has determined that Mr. Zeidman, Mr. Green, Mr. Herskovits and Mr. Fisher are “independent” members of the Board of Directors as defined in Section 803(A) of the NYSE American Company Guide, and Mr. Doris is not “independent” due to his status as an officer of the Company (see “Item 10. Directors, Executive Officers and Corporate Governance”).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee of the Board of Directors approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

The following table sets forth the fees billed by our independent accounting firm Turner, Stone & Company, LLP, for each of our last two fiscal years for the categories of services indicated.

	Years Ended
	December 31,
Category	2023	2022
Audit Fees	$106,950	$145,500
Audit Related Fees	24,500	7,000
Tax Fees	7,500	7,320
All Other Fees	-	-
Total	$138,950	$159,820

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

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

Dated: March 25, 2024

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A Doris	Chief Executive Officer	March 25, 2024
James A. Doris	(Principal Executive Officer)
and Director

/s/ John McVicar	Chief Financial Officer	March 25, 2024
John McVicar	(Principal Financial and Accounting Officer)

/s/ Fred S. Zeidman	Director	March 25, 2024
Fred S. Zeidman

/s/ Robert Green	Director	March 25, 2024
Robert Green

/s/ David Herskovits	Director	March 25, 2024
David Herskovits

/s/ Lawrence B. Fisher	Director	March 25, 2024
Lawrence B. Fisher

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger by and between Camber Energy, Inc., Camber Energy Merger Sub 2, Inc., Lineal Star Holdings, LLC, and the Members party thereto dated as of July 8, 2019 (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

2.2

Preferred Stock Redemption Agreement dated December 31, 2019, by and among Camber Energy, Inc., Lineal Star Holdings LLC, Lineal Industries Inc., Lineal Star, Incorporated and each of the holders of the Series E Redeemable Convertible Preferred Stock and Series F Redeemable Preferred Stock of Camber (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the Commission on January 3, 2019 and incorporated herein by reference) (File No. 001-32508)

2.3

Agreement and Plan of Merger by and Between Viking Energy Group, Inc. and Camber Energy, Inc. dated as of February 15, 2021 (Filed as Exhibit 2.1 to Camber’s Report on Form 8-K, filed with the Commission on February 18, 2021 and incorporated herein by reference) (File No. 001-32508)

2.4

First Amendment to Agreement and Plan of Merger by and Between Viking Energy Group, Inc., and Camber Energy, Inc. dated as of April 18, 2023 (Filed as Exhibit 2.1 to Camber’s Report on Form 8-K, filed with the Commission on April 19, 2023 and incorporated herein by reference) (File No. 001-32508)

3.1

Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005 filed with the SEC on February 14, 2006, and incorporated herein by reference)(File No. 000-51414)

3.2

Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Information Statement on Schedule 14C filed with the SEC on June 1, 2006) (File No. 000-51414)

3.3

Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Information Statement on Schedule 14C filed with the SEC on February 20, 2007)(File No. 000-51414)

3.4

Certificate of Amendment to Articles of Incorporation (Incorporated by reference herein to Exhibit B to the Company’s Proxy Statement on Schedule 14A filed with the SEC on March 11, 2010) (File No. 001-32508)

3.5

Certificate of Amendment to Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on January 11, 2011, and incorporated herein by reference)(File No. 001-32508)

3.6

Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 2, 2015, and incorporated herein by reference)(File No. 001-32508)

3.7

Certificate of Amendment to the Articles of Incorporation, amending the Company’s name to “Camber Energy, Inc.”, filed with the Secretary of State of Nevada on January 3, 2017 (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2017, and incorporated herein by reference)(File No. 001-32508)

3.8

Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of our authorized shares of common stock from 200,000,000 to 500,000,000, as filed with the Secretary of State of Nevada on January 10, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on January 12, 2018 and incorporated herein by reference) (File No. 001-32508)

3.9

Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on March 1, 2018, and effective March 5, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on March 2, 2018 and incorporated herein by reference) (File No. 001-32508)

3.10

Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, as filed by Camber Energy, Inc. with the Secretary of State of the State of Nevada on December 20, 2018 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on December 26, 2018 and incorporated herein by reference)(File No. 001-32508)

3.11

Certificate of Amendment to the Company’s Articles of Incorporation to increase the number of our authorized shares of common stock from 20,000,000 to 250,000,000, as filed with the Secretary of State of Nevada on April 10, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 11, 2019, and incorporated herein by reference)(File No. 001-32508)

73

3.12

Certificate of Amendment to Articles of Incorporation (1-for-25 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on July 3, 2019, and effective July 8, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on July 8, 2019 and incorporated herein by reference) (File No. 001-32508)

3.13

Camber Energy, Inc. Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 8, 2019 (Filed as Exhibit 3.1 to the Company’s Report on Form 8- K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

3.14

State of Delaware Certificate of Merger of Domestic Corporation Into Domestic Limited Liability Company, filed with the Secretary of State of Delaware on July 10, 2019, and effective July 9, 2019, merging Camber Energy Merger Sub 2, Inc. into Lineal Star Holdings LLC (Filed as Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2019 and incorporated herein by reference) (File No. 001-32508)

3.15

Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209, filed by Camber Energy, Inc. with the Secretary of State of Nevada on October 25, 2019 and effective on October 29, 2019 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 29, 2019 and incorporated herein by reference) (File No. 001-32508)

3.16

Certificate of Amendment to Articles of Incorporation (Increase in Authorized Common Stock to 25 Million Shares) filed with the Nevada Secretary of State on April 16, 2020, and effective April 16, 2020

3.17

Certificate of Withdrawal of Certificate of Designation of Series A Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)

3.18

Certificate of Withdrawal of Certificate of Designation of Series B Redeemable Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)

3.19

Certificate of Withdrawal of Certificate of Designation of Series D Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)

3.20

Certificate of Withdrawal of Certificate of Designation of Series E Redeemable Convertible Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.4 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)

3.21

Certificate of Withdrawal of Certificate of Designation of Series F Redeemable Preferred Stock filed with the Secretary of State of Nevada on May 15, 2020 (Filed as Exhibit 3.5 to the Company’s Report on Form 8-K, filed with the Commission on May 19, 2020, and incorporated herein by reference)(File No. 001-32508)

3.22

Certificate of Amendment to Articles of Incorporation of Camber Energy, Inc. (Filed as Exhibit 3.1 to Camber’s Report on Form 8-K, filed with the Commission on April 27, 2023 and incorporated herein by reference) (File No. 001-32508)

3.23

Certificate of Designation of Series A Convertible Preferred Stock, dated August 1, 2023 (Filed as Exhibit 3.1 to Camber’s Report on Form 8-K, filed with the Commission on August 1, 2023 and incorporated herein by reference) (File No. 001-32508)

3.24

Certificate of Designation of Series H Convertible Preferred Stock, dated August 1, 2023 (Filed as Exhibit 3.2 to Camber’s Report on Form 8-K, filed with the Commission on August 1, 2023 and incorporated herein by reference) (File No. 001-32508)

3.25

Second Amendment to Fifth Amended and Restated Designation of Series C Preferred Stock, dated February 21, 2024 (Filed as Exhibit 3.1 to Camber’s Report on Form 8-K, filed with the Commission on February 21, 2024 and incorporated herein by reference) (File No. 001-32508)

3.26

Amended and Restated Bylaws (effective March 29, 2016) (Filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Commission on April 1, 2016, and incorporated herein by reference)(File No. 001-32508)

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

74

10.3

Form of Preferred Stock Purchase Agreement (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on April 7, 2016, and incorporated herein by reference)(File No. 001-32508)

10.4

Form of First Amendment to Stock Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on May 2, 2016, and incorporated herein by reference)(File No. 001-32508)

10.5

Second Amendment to Stock Purchase Agreement dated September 29, 2016 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2016, and incorporated herein by reference)(File No. 001-32508)

10.6

Form of Third Amendment to Stock Purchase Agreement dated November 17, 2016 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2016, and incorporated herein by reference)(File No. 001-32508)

10.7

Form of Stock Purchase Agreement relating to the purchase of $16 million in shares of Series C Redeemable Convertible Preferred Stock dated October 5, 2017 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on October 5, 2017 and incorporated herein by reference)(File No. 001-32508)

10.8

Form of Amendment to Stock Purchase Agreement dated March 2, 2018 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on March 5, 2018 and incorporated herein by reference) (File No. 001-32508)

10.9 ***

Common Stock Purchase Warrant granted to Richard N. Azar II dated May 25, 2018 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on May 25, 2018 and incorporated herein by reference) (File No. 001-32508)

10.10

Assignment of Overriding Royalty Interest, effective August 1, 2018, by CE Operating, LLC in favor of Camber Royalties, LLC (Orion Properties) (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.11

Assignment of Overriding Royalty Interest, effective August 1, 2018, by N&B Energy, LLC in favor of Camber Royalties, LLC (TAW Leases) (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on September 27, 2018 and incorporated herein by reference) (File No. 001-32508)

10.12

Form of Stock Purchase Agreement relating to the purchase of $3.5 million in shares of Series C Redeemable Convertible Preferred Stock dated October 26, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on November 1, 2018 and incorporated herein by reference) (File No. 001-32508)

10.13

Consulting Agreement dated November 15, 2018, by and between Camber Energy, Inc. and Regal Consulting (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on November 20, 2018 and incorporated herein by reference) (File No. 001-32508)

10.14

Form of Stock Purchase Agreement relating to the purchase of $28 million in shares of Series C Redeemable Convertible Preferred Stock dated November 23, 2018 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on November 23, 2018 and incorporated herein by reference) (File No. 001-32508)

10.15

Form of First Amendment to Stock Purchase Agreement relating to the purchase of $28 million in shares of Series C Redeemable Convertible Preferred Stock dated December 3, 2018 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on December 7, 2018 and incorporated herein by reference) (File No. 001-32508)

10.16

Digital Marketing Agreement dated February 13, 2019 by and between Camber Energy, Inc. and SylvaCap Media (Filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, filed with the Commission on February 14, 2019, and incorporated herein by reference)(File No. 001-32508)

10.17

First Amendment to Consulting Agreement dated February 13, 2019 by and between Camber Energy, Inc. and Regal Consulting (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, filed with the Commission on February 14, 2019, and incorporated herein by reference)(File No. 001-32508)

10.18 ***

Camber Energy, Inc. Amended and Restated 2014 Stock Incentive Plan (Filed as Exhibit 4.1 to the Company’s Report on Form 8-K, filed with the Commission on February 22, 2019, and incorporated herein by reference)(File No. 001-32508)

10.19

Security Exchange Agreement dated July 8, 2019, by and between Camber Energy, Inc., and the investor party thereto (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.20

Termination Agreement dated July 8, 2019, by and between Camber Energy, Inc., and the investor party thereto (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

75

10.21

Funding and Loan Agreement dated July 8, 2019, by and among Camber Energy, Inc., Lineal Star Holdings, LLC, and the preferred shareholders party thereto (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.22

$1,050,000 Promissory Note by Lineal Star Holdings, LLC as borrower in favor of Camber Energy, Inc. as lender, dated July 8, 2019 (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001- 32508)

10.23

Form of Indemnification Agreement of Officers and Directors (Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.24

Second Amendment to Consulting Agreement with Regal Consulting effective July 1, 2019 (Filed as Exhibit 10.6 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.25

July 8, 2019 Letter Agreement with Sylva International LLC dba SylvaCap Media (Filed as Exhibit 10.7 to the Company’s Report on Form 8-K, filed with the Commission on July 9, 2019 and incorporated herein by reference) (File No. 001-32508)

10.26

$1,539,719 Promissory Note effective December 31, 2019, evidencing amounts owed by Lineal Star Holdings, LLC to Camber Energy, Inc. (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on January 3, 2020 and incorporated herein by reference) (File No. 001-32508)

10.27

$800,000 Promissory Note No. 2 effective December 31, 2019, evidencing amounts owed by Lineal Star Holdings, LLC to Camber Energy, Inc. (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on January 3, 2020 and incorporated herein by reference) (File No. 001-32508)

10.28 +

Form of Stock Purchase Agreement relating to the purchase of $5 million in shares of Series C Redeemable Convertible Preferred Stock dated February 3, 2020 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)

10.29

Form of Waivers and Amendments to Stock Purchase Agreements dated February 3, 2020, by and between Camber Energy, Inc. and the Investor Named Therein (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)

10.30 +

Securities Purchase Agreement dated as of February 3, 2020 by and Between Camber Energy, Inc. (Purchaser) and Viking Energy Group, Inc. (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001-32508)

10.31

$5,000,000 10.5% Secured Promissory Note Issued by Viking Energy Group, Inc. to Camber Energy, Inc. Dated February 3, 3020 (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001- 32508)

10.32

Security and Pledge Agreement, dated as of February 3, 2020 by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001- 32508)

10.33

Security and Pledge Agreement, dated as of February 3, 2020 by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.6 to the Company’s Report on Form 8-K, filed with the Commission on February 5, 2020 and incorporated herein by reference) (File No. 001- 32508)

10.34

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

10.35

February 15, 2020 Letter Agreement with Sylva International LLC dba SylvaCap Media (Filed as Exhibit 10.1 to the Company’s Report on Form 8- K, filed with the Commission on May 13, 2020 and incorporated herein by reference) (File No. 001-32508)

10.36

Form of Stock Purchase Agreement relating to the purchase of $6 million in shares of Series C Redeemable Convertible Preferred Stock dated June 22, 2020 (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on June 23, 2020 and incorporated herein by reference) (File No. 001-32508)

76

10.37

Form of Amendment to Stock Purchase Agreements dated June 22, 2020, by and between Camber Energy, Inc. and the Investor Named Therein (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on June 23, 2020 and incorporated herein by reference) (File No. 001-32508)

10.38 +

Securities Purchase Agreement dated as of June 25, 2020 by and Between Camber Energy, Inc. (Purchaser) and Viking Energy Group, Inc. (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020 and incorporated herein by reference) (File No. 001-32508)

10.39

$5,000,000 10.5% Secured Promissory Note Issued by Viking Energy Group, Inc. to Camber Energy, Inc. Dated June 25, 2020 (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020 and incorporated herein by reference) (File No. 001-32508)

10.40

Security and Pledge Agreement, dated as of June 25, 2020 by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020 and incorporated herein by reference) (File No. 001-32508)

10.41

Amended and Restated Security and Pledge Agreement, dated as of June 25, 2020 by and among Viking Energy Group, Inc. and Camber Energy, Inc. (Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020 and incorporated herein by reference) (File No. 001-32508)

10.42

Assignment of Membership Interests by Viking Energy Group, Inc. in favor of Camber Energy, Inc. dated June 25, 2020 (Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, filed with the Commission on June 26, 2020 and incorporated herein by reference) (File No. 001-32508)

10.43

Securities Purchase Agreement (with Cancellation Agreement), by and between Camber Energy, Inc. and Viking Energy Group, Inc., dated December 22, 2020 (incorporated by reference to Viking’s Current Report on Form 8-K filed on December 28, 2020)

10.44	Form of Guaranty, issued by Viking Energy Group, Inc., dated December 22, 2020 (incorporated by reference to Viking’s Current Report on Form 8-K filed on December 28, 2020)

10.45

Securities Purchase Agreement, by and between Camber Energy, Inc. and Viking Energy Group, Inc., dated December 31, 2020 (incorporated by reference to Viking’s Current Report on Form 8-K filed on January 13, 2021)

10.46	Form of Guaranty, issued by Viking Energy Group, Inc., dated April 23, 2021 (incorporated by reference to Viking’s Current Report on Form 8-K filed on April 27, 2021)

10.47

Securities Purchase Agreement, by and between Camber Energy, Inc. and Viking Energy Group, Inc., dated July 29, 2021 (incorporated by reference to Viking’s Current Report on Form 8-K filed on July 30, 2021)

10.48

Share Purchase Agreement, by and between Viking Energy Group, Inc., Simmax Corp., Remora EQ LP and Simson-Maxwell Ltd., dated August 6, 2021 (incorporated by reference to Viking’s Current Report on Form 8-K filed on August 9, 2021)

10.49	Subscription Agreement between Viking Energy Group, Inc. and Simson-Maxwell Ltd., dated August 6, 2021 (incorporated by reference to Viking’s Current Report on Form 8-K filed on August 9, 2021)

10.50

Unanimous Shareholders Agreement, by and between Viking Energy Group, Inc., Simmax Corp., Remora EQ LP and Simson-Maxwell Ltd., dated August 6, 2021 (incorporated by reference to Viking’s Current Report on Form 8-K filed on August 9, 2021)

10.51

First Amendment to Unanimous Shareholders Agreement, by and between Viking Energy Group, Inc., Simmax Corp., Remora EQ LP and Simson-Maxwell Ltd., dated October 18, 2021 (incorporated by reference to Viking’s Quarterly Report on Form 10-Q filed on November 15, 2021)

10.52

Exclusive Intellectual Property License Agreement between ESG Clean Energy, LLC and Viking Energy Group, Inc., dated August 18, 2021 (incorporated by reference to Viking’s Current Report on Form 8-K filed on August 23, 2021)

10.53

Securities Purchase Agreement, by and between Viking Energy Group, Inc., and Choppy Group LLC, dated as of January 18, 2022 (incorporated by reference to Viking’s Current Report on Form 8-K filed on January 24, 2022)

10.54

Operating Agreement of Viking Ozone Technology, LLC, by and between Viking Energy Group, Inc., and Choppy Group LLC, dated as of January 18, 2022 (incorporated by reference to Viking’s Current Report on Form 8-K filed on January 24, 2022)

77

10.55

Manufacturing License Agreement, by and between Viking Ozone Technology, LLC and Simson-Maxwell, dated February 2, 2022 (incorporated by reference to Viking’s Current Report on Form 8-K filed on February 3, 2022)

10.56

Securities Purchase Agreement, by and between Viking Energy Group, Inc., and Virga Systems LLC, dated as of February 9, 2022 (incorporated by reference to Viking’s Current Report on Form 8-K filed on February 15, 2022)

10.57

Operating Agreement of Viking Sentinel Technology, LLC, by and between Viking Energy Group, Inc., and Virga Systems LLC, dated as of February 9, 2022 (incorporated by reference to Viking’s Current Report on Form 8-K filed on February 15, 2022)

10.58

Securities Purchase Agreement, by and between Viking Energy Group, Inc., and Jedda Holdings LLC, dated as of February 9, 2022 (incorporated by reference to Viking’s Current Report on Form 8-K filed on February 15, 2022)

10.59

Operating Agreement of Viking Protection Systems, LLC, by and between Viking Energy Group, Inc., and Jedda Holdings LLC, dated as of February 9, 2022 (incorporated by reference to Viking’s Current Report on Form 8-K filed on February 15, 2022)

10.60

Promissory Note by Mid-Con Drilling, LLC and Viking Energy Group, Inc., in favor of Cornerstone Bank, dated March 10, 2023 (incorporated by reference to Viking’s Quarterly Report on Form 10-Q filed on May 12, 2023)

10.61

Promissory Note by Mid-Con Petroleum, LLC and Viking Energy Group, Inc., in favor of Cornerstone Bank, dated March 10, 2023 (incorporated by reference to Viking’s Quarterly Report on Form 10-Q filed on May 12, 2023)

10.62

Warrant Termination Agreement, by and between Camber Energy, Inc. and the Investor named therein, dated as of April 25, 2023 (Filed as Exhibit 10.1 to Camber’s Report on Form 8-K, filed with the Commission on April 26, 2023 and incorporated herein by reference) (File No. 001-32508)

10.63

Warrant Termination Agreement, by and between Camber Energy, Inc. and the Investor named therein, dated as of April 25, 2023 (Filed as Exhibit 10.2 to Camber’s Report on Form 8-K, filed with the Commission on April 26, 2023 and incorporated herein by reference) (File No. 001-32508)

10.64	Securities Purchase Agreement, by and between Viking Energy Group, Inc., and FK Venture LLC, dated May 5, 2023 (incorporated by reference to Viking’s Current Report on Form 8-K filed on May 10, 2023)

10.65	Convertible Promissory Note, dated May 5, 2023, by Viking Energy Group, Inc., in favor of FK Venture LLC (incorporated by reference to Viking’s Current Report on Form 8-K filed on May 10, 2023)

10.66

Agreement by and between Camber Energy, Inc. and the Investor named therein, dated February 15, 2024 (Filed as Exhibit 10.1 to Camber’s Report on Form 8-K, filed with the Commission on February 21, 2024 and incorporated herein by reference) (File No. 001-32508)

10.67

Securities Purchase Agreement, dated as of February 3, 2020, Issued by Viking Energy Group, Inc. and Camber Energy, Inc. (incorporated by reference to Viking’s Current Report on Form 8-K filed on February 5, 2020)

10.68

$5,000,000 10.5% Secured Promissory Note, dated as of February 3, 2020, Issued by Viking Energy Group, Inc. to Camber Energy, Inc. (incorporated by reference to Viking’s Current Report on Form 8-K filed on February 5, 2020)

10.69

Security and Pledge Agreement, dated as of February 3, 2020, by and between Viking Energy Group, Inc. and Camber Energy, Inc. (incorporated by reference to Viking’s Current Report on Form 8-K filed on February 5, 2020)

10.70

Security and Pledge Agreement, dated as of February 3, 2020, by and between Viking Energy Group, Inc. and Camber Energy, Inc. (incorporated by reference to Viking’s Current Report on Form 8-K filed on February 5, 2020)

10.71

Assignment of Membership Interests by Viking Energy Group, Inc. in favor of Camber Energy, Inc. dated February 3, 2020 (incorporated by reference to Viking’s Current Report on Form 8-K filed on February 5, 2020)

10.72

Mutual Termination Agreement, by and between Viking Energy Group, Inc. and Camber Energy, Inc., dated December 22, 2020 (incorporated by reference to Current Report on Form 8-K filed on December 28, 2020)

10.73

Assignment of Membership Interests, by Camber Energy, Inc. in favor of Viking Energy Group, Inc., dated December 22, 2020 (incorporated by reference to Current Report on Form 8-K filed on December 28, 2020)

10.74

Cancellation Agreement, by and between Viking Energy Group, Inc. and EMC Capital Partners, LLC, dated December 31, 2020 (incorporated by reference to Viking’s Current Report on Form 8-K filed on January 13, 2021)

10.75

Assignment of Membership Interests, by and between Viking Energy Group, Inc. and TO Ichor 2021, L.L.C., dated October 5, 2021 (incorporated by reference to Viking’s Current Report on Form 8-K filed on October 12, 2021)

78

10.76

Assignment of Membership Interests, by and between Viking Energy Group, Inc. and Elysium 2021, L.L.C., dated October 12, 2021 (incorporated by reference to Viking’s Current Report on Form 8-K filed on October 18, 2021)

10.77

Purchase and Sale Agreement, by and between Viking Energy Group, Inc., and the seller named therein, dated June 7, 2022 (incorporated by reference to Viking’s Current Report on Form 8-K filed on June 8, 2022)

10.78	Letter Agreement, between Viking Energy Group, Inc. and John McVicar, dated June 8, 2022 (incorporated by reference to Viking’s Current Report on Form 8-K filed on June 14, 2022)

10.79	Purchase and Sale Agreement by and between Petrodome Napoleonville, LLC and Napoleonville, L.L.C. (incorporated by reference to Viking’s Current Report on Form 8-K filed on July 14, 2022)

10.80	Purchase and Sale Agreement by and between Petrodome Napoleonville, LLC and WPP Petro, L.L.C. (incorporated by reference to Viking’s Current Report on Form 8-K filed on July 14, 2022)

10.81	Purchase and Sale Agreement by and between Petrodome Bloomington, LLC and Bloomington, L.L.C. (incorporated by reference to Viking’s Current Report on Form 8-K filed on July 14, 2022)

10.82	Purchase and Sale Agreement by and between Petrodome Bloomington, LLC and WPP Petro, L.L.C. (incorporated by reference to Viking’s Current Report on Form 8-K filed on July 14, 2022)

10.83	Purchase and Sale Agreement by and between Petrodome Pineville, LLC and Bay Springs North, L.L.C. (incorporated by reference to Viking’s Current Report on Form 8-K filed on July 14, 2022)

10.84	Purchase and Sale Agreement by and between Petrodome Pineville, LLC and WPP Petro, L.L.C. (incorporated by reference to Viking’s Current Report on Form 8-K filed on July 14, 2022)

10.85	Purchase and Sale Agreement by and between Petrodome Louisiana Pipeline, LLC and East Mud Lake, L.L.C. (incorporated by reference to Viking’s Current Report on Form 8-K filed on July 14, 2022)

10.86	Purchase and Sale Agreement by and between Petrodome Louisiana Pipeline, LLC and WPP Petro, L.L.C. (incorporated by reference to Viking’s Current Report on Form 8-K filed on July 14, 2022)

10.87	Convertible Promissory Note, dated June 5, 2023, by Viking Energy Group, Inc. in favor of FK Venture LLC (incorporated by reference to Viking’s Current Report on Form 8-K filed on June 6, 2023)

10.88

Membership Interest Purchase Agreement between Camber Energy, Inc. and RESC Renewable Holdings, LLC dated January 20, 2023 (Filed as Exhibit 10.1 to Camber’s Report on Form 8-K, filed with the Commission on January 20, 2023 and incorporated herein by reference) (File No. 000-29219).

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Section 302 Certification of Periodic Report of Principal Executive Officer

31.2*	Section 302 Certification of Periodic Report of Principal Financial Officer

32.1**	Section 906 Certification of Periodic Report of Principal Executive Officer

32.2**	Section 906 Certification of Periodic Report of Principal Financial Officer

97.1*	Compensation Recovery Policy

99.1*	Report of Netherland, Sewell & Associates, Inc.

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

79