Form 10-Q
period 2024-03-31
CAMBER ENERGY, INC.
filed 2024-05-10
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number: 000-29219

Camber Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-2660243
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12 Greenway Plaza, Suite 1100

Houston, TX 77046

(Address of principal executive offices)

(281) 404 4387

(Registrant’s telephone number, including area code)

______________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	CEI	NYSEAmerican

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 10, 2024, the registrant had 175,800,468 shares of common stock outstanding.

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC. Condensed Consolidated Balance Sheets

	As of March 31, 2024	As of December 31, 2023
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash	$407,705	$906,060
Accounts receivable, net	5,307,202	8,545,449
Inventory	9,248,846	9,795,969
Prepaids and other current assets	604,346	406,358
Total current assets	15,568,099	19,653,836

Oil and gas properties, full cost method
Proved oil and gas properties, net	-	1,083,576
Total oil and gas properties, net	-	1,083,576

Fixed assets, net	1,616,824	1,639,759
Right of use assets, net	3,972,292	3,900,632
ESG Clean Energy license, net	4,191,475	4,268,437
Other intangibles - Simson Maxwell, net	2,375,324	2,417,145
Other intangibles - Variable Interest Entities	15,433,340	15,433,340
Goodwill	52,970,485	52,970,485
Due from related parties	341,397	334,437
Deposits and other assets	-	10,300
TOTAL ASSETS	$96,469,236	$101,711,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,413,983	$6,759,819
Accrued expenses and other current liabilities	7,435,015	10,993,350
Customer deposits	1,780,890	2,769,486
Undistributed revenues and royalties	1,633,409	1,633,838
Current portion of operating lease liability	1,316,339	1,357,653
Due to related parties	819,801	643,121
Current portion of notes payable - related parties	408,031	407,154
Bank indebtedness - credit facility	3,927,188	3,365,995
Derivative liability	4,077,500	3,863,321
Current portion of long-term debt - net of discount	2,769	2,743
Total current liabilities	29,814,925	31,796,480
Long term debt - net of current portion and debt discount	40,854,502	39,971,927
Notes payable - related parties - net of current portion	541,532	578,863
Operating lease liability, net of current portion	2,701,346	2,588,287
Contingent obligations	1,435,757	1,435,757
Asset retirement obligation	965,042	1,042,900
TOTAL LIABILITIES	76,313,104	77,414,214

Commitments and contingencies (Note 14)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock Series A, $0.001 par value, 50,000 shares authorized, 28,092 shares issued and outstanding as of March 31, 2024 and December 31, 2023	28	28
Preferred stock Series C, $0.001 per value, 5,200 shares authorized, 30 shares issued and outstanding as of March 31, 2024 and December 31, 2023. Liquidation preference of $1,033,950.	1	1
Preferred stock Series G, $0.001 par value, 25,000 authorized, 5,272 shares issued and outstanding as of March 31, 2024 and December 31 2023. Liquidation preference of nil.	5	5
Preferred stock Series H, $0.001 par value, 2,075 shares authorized, 275 shares issued and outstanding as of March 31, 2024 and December 31, 2023.	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 151,940,299 and 119,301,921 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	151,940	119,302
Common stock to be issued on true-up of prior Series C Preferred stock conversions	16,253,757	-
Additional paid-in capital	175,381,616	169,460,183
Accumulated other comprehensive loss	(246,675)	(248,814)
Accumulated deficit	(180,942,649)	(154,837,638)
Parent’s stockholders’ equity in Camber	10,598,026	14,493,070
Non-controlling interest	9,558,106	9,804,663
TOTAL STOCKHOLDERS’ EQUITY	20,156,132	24,297,733
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$96,469,236	$101,711,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
Power generation units and parts	$5,532,120	$2,458,295
Service and repairs	2,693,781	4,540,697
Oil and gas	66,631	245,197
Total revenue	8,292,532	7,244,189

Operating expenses
Cost of goods sold	5,907,762	4,786,631
Lease operating costs	22,349	125,363
General and administrative	3,820,001	3,050,321
Stock based compensation	304,999	-
Depreciation, depletion & amortization	228,799	231,148
Accretion - asset retirement obligation	536	31,382
Total operating expenses	10,284,446	8,224,845

Loss from operations	(1,991,914)	(980,656)

Other income (expense)
Interest expense	(598,313)	(146,671)
Amortization of debt discount	(883,277)	(53,732)
Change in fair value of derivatives	(22,117,007)	(534,607)
Loss on disposal of membership interests	(755,506)	-
Loss on extinguishment of debt	-	(154,763)
Other income (expense)	(5,551)	238,102
Total other expense, net	(24,359,654)	(651,671)

Net loss before income taxes	(26,351,568)	(1,632,327)
Income tax benefit (expense)	-	-
Net loss	(26,351,568)	(1,632,327)
Net loss attributable to non-controlling interest	(246,557)	(80,228)
Net loss attributable to Camber Energy, Inc.	$(26,105,011)	$(1,552,099)

Loss per common share, basic and diluted	$(0.19)	$(0.03)
Weighted average number of common shares outstanding, basic and diluted	139,453,030	44,852,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2024	2023

Net loss	$(26,351,568)	$(1,632,327)
Foreign currency translation adjustment	2,139	62,546

Total comprehensive loss	(26,349,429)	(1,569,781)

Less comprehensive loss attributable to non-controlling interest
Loss attributable to non-controlling interest	(246,557)	(80,228)
Foreign currency translation adjustment attributable to non-controlling interest	845	24,706

Comprehensive loss attributable to non-controlling interest	(245,712)	(55,522)

Comprehensive loss attributable to Camber	$(26,103,717)	$(1,514,259)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(26,351,568)	$(1,632,327)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative liability	22,117,007	534,607
Stock based compensation	304,999	-
Depreciation, depletion and amortization	228,799	231,148
Amortization of right-of-use assets	587,879	347,699
Accretion – asset retirement obligation	536	31,382
Amortization of debt discount	883,277	53,732
Loss on extinguishment of debt	-	154,763
Net loss on sale of membership interests and assets	755,506	-
Foreign currency translation adjustment	2,139	62,546
Changes in operating assets and liabilities
Accounts receivable	3,238,247	(1,209,543)
Prepaids and other current assets	(187,688)	(107,621)
Inventory	547,123	(137,004)
Accounts payable	1,654,164	1,205,728
Accrued expenses and other current liabilities	(3,558,335)	(430,460)
Due to related parties	169,720	89,042
Customer deposits	(988,596)	249,794
Operating lease liabilities	(587,794)	(342,816)
Undistributed revenues and royalties	(429)	(48,800)
Net cash used in operating activities	(1,185,014)	(948,129)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	205,000	-
Acquisition of fixed assets	(42,404)	(25,726)
Net cash provided by (used in) investing activities	162,596	(25,726)

Cash flows from financing activities:
Repayment of long-term debt	(676)	(157,399)
Proceeds of long-term debt
Proceeds from (repayment of) non-interest-bearing advances from Parent	-	(495,000)
Advances from bank credit facility	561,193	318,135
Repayment of promissory notes, related parties	(36,454)	(13,375)
Net cash provided by (used in) financing activities	524,063	(347,639)

Net decrease in cash	(498,355)	(1,321,494)
Cash, beginning of period	906,060	3,239,349

Cash, end of period	$407,705	$1,917,855
Supplemental Cash Flow Information:
Cash paid for:
Interest	$123,240	$146,671
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Issuance of shares on true-up of Series C Preferred Stock	$5,647,571	$-
Common stock to be issued related to prior conversions of Series C Preferred Stock	16,253,757
Debt discount on modification of debt for conversion feature	$-	$2,144,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2024

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated Other Comprehensive	(Accumulated	Noncontrolling	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity

Balances at December 31, 2023	28,092	$28	30	1	5,272	5	275	$3	119,301,921	$119,302	-	$-	$169,460,183	$(248,814)	$(154,837,638)	$9,804,663	$24,297,733

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	31,138,378	31,138			5,921,433	-	-	-	$5,952,571
Common shares to be issued on true-up of Series C preferred stock											101,585,980	16,253,757					$16,253,757
Common shares issued for services	-	-	-	-	-	-	-	-	1,500,000	1,500			-	-	-	-	$1,500
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-			-	2,139	-	-	$2,139
Net loss	-	-	-	-	-	-	-	-	-	-			-	-	(26,105,011)	(246,557)	$(26,351,568)

Balances at March 31, 2024	28,092	$28	30	$1	5,272	$5	275	$3	151,940,299	$151,940	101,585,980	$16,253,757	$175,381,616	$(246,675)	$(180,942,649)	$9,558,106	$20,156,132

For the three months ended March 31, 2023

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated Other Comprehensive	(Accumulated	Noncontrolling	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity

Balances at December 31, 2022	28,092	$28	-	-	-	-	475	$5	44,852,611	$44,853	-	$-	$127,757,269	$(425,677)	$(122,187,673)	$10,176,510	$15,365,315

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-			-	62,546	-	-	$62,546
Net loss	-	-	-	-	-	-	-	-	-	-			-	-	(1,552,099)	(80,228)	$(1,632,327)

Balances at March 31, 2023	28,092	$28	-	$-	-	$-	475	$5	44,852,611	$44,853	-	$-	$127,757,269	$(363,131)	$(123,739,772)	$10,096,282	$13,795,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)

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

For accounting purposes, the Merger is deemed a reverse acquisition. Consequently, Viking (the legal subsidiary) was treated as the acquiror of Camber (the legal parent). Accordingly, these consolidated financial statements reflect the financial position, operating results, and cash flow of Viking up to the date of the Merger, and the combined financial position, operating results and cash flow of Viking and Camber from August 1, 2023. As a result, the comparative financial information for the three months ended March 31, 2023 is that of Viking.

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

Open Conductor Detection Technologies:

In February 2022, Viking acquired a 51% interest in two entities, Viking Sentinel Technology, LLC (“Viking Sentinel”) and Viking Protection Systems, LLC (“Viking Protection”), that own the intellectual property rights to patented (i.e. U.S. utility patent 11,769,998 titled “ Electric Transmission Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring Devices”) and patent pending (i.e., US Applications 16/974,086, and 17/693,504), proprietary electric transmission and distribution open conductor detection systems. The systems are designed to detect a break in a transmission line, distribution line, or coupling failure, and to immediately terminate the power to the line before it reaches the ground. The technology is intended to increase public safety and reduce the risk of causing an incendiary event, and to be an integral component within grid hardening and stability initiatives by electric utilities to improve the resiliency and reliability of existing infrastructure.

Oil and Gas Properties

Divestitures in 2024:

On February 1, 2024, the Company sold its working interest in oil and gas properties producing from the Cline and Wolfberry formations in Texas for gross proceeds of $205,000.

The Company recorded a net loss on this transaction, as follows:

Proceeds from sale (net of transaction costs)	$205,000
Reduction in oil and gas full cost pool (based on % of reserves disposed)	(1,038,900)
ARO recovered	78,394
Loss on disposal	$(755,506)

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

The Company recorded a net gain on these two transactions as follows:

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

As of March 31, 2024, the Company did not hold any interest in producing oil and gas properties.

Note 3. Going Concern

The Company’s condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(26,351,568) for the three months ended March 31, 2024, as compared to a net loss of $(1,632,327) for the three months ended March 31, 2023. The loss for the three months ended March 31, 2024, was comprised of, among other things, certain non-cash items, including: (i) change in fair value of derivative liability of $22,117,007; (ii) amortization of debt discount of $883,277; (iii) loss on disposal of membership interests of $755,506; and (iv) depreciation, depletion and amortization of $228,799.

As of March 31, 2024, the Company had a stockholders’ equity of $20,156,132, long-term debt, net of current, of $40,854,502 and a working capital deficiency of $14,246,826. The largest components of current liabilities creating this working capital deficiency is drawings by Simson-Maxwell against its bank credit facility of $3,927,188, accrued interest on notes payable to Discover Growth Fund, LLC (“Discover”) of $5,431,823 and a derivative liability of $4,077,500.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to utilize the resources in place to generate future profitable operations, to develop additional acquisition opportunities, and to obtain the necessary financing to meet its obligations and repay its liabilities arising from business operations when they come due. Management believes the Company may be able to continue to develop new opportunities and may be able to obtain additional funds through debt and / or equity financings to facilitate its business strategy; however, there is no assurance of additional funding being available. These condensed consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

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

a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Camber’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

b) Basis of Consolidation

The condensed consolidated financial statements presented herein reflect the consolidated financial results of the Company, its wholly owned subsidiaries, Viking Energy Group, Inc. (“Viking”), Camber Permian LLC and CE Operating LLC, the wholly owned subsidiaries of Viking (Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, Mid-Con Development, LLC, and Petrodome Energy, LLC.), and Simson-Maxwell (a majority owned subsidiary of Viking).

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

d) Use of Estimates in the Preparation of Condensed Consolidated Financial Statements

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates relate to the determination of the fair value of the Company’s various series of preferred stock, impairment of long-lived assets, goodwill, fair value of commodity derivatives, stock-based compensation, asset retirement obligations, and the determination of expected tax rates for future income tax recoveries.

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

As of March 31, 2024, the significant inputs to the Company’s derivative liability relative to the Company’s Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) were Level 3 inputs.

Assets and liabilities measured at fair value as of and for the three months ended March 31, 2024 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (three months ended March 31, 2024)

Financial liabilities:
Derivative liability - Series C Preferred Stock	$-	$-	$4,077,500	$(22,117,007)

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

g) Accounts Receivable

Accounts receivable for the Company’s oil and gas operations consist of purchaser receivables and joint interest billing receivables. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected credit losses. In establishing the required allowance, if any, management considers significant factors such as historical losses, current receivables ageing, the debtors’ current ability to pay its obligation to the Company and existing industry and economic data. At March 31, 2024 and December 31, 2023, the Company has not recorded an allowance for credit losses related to oil and gas.

The Company extends credit to its power generation customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally 30 days. The Company carries its trade accounts receivable at invoice amount less an allowance for expected credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for expected credit losses based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At March 31, 2024 and December 31, 2023, the Company had a reserve for expected credit losses on power generation accounts receivable of  $31,383 and $36,678, respectively. The Company does not accrue interest on past due accounts receivable.

h) Inventory

Inventories are stated at the lower of cost or net realizable value, and consist of parts, equipment and work in process. Work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items.

Inventory consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Units and work in process	$7,514,005	$8,181,067
Parts	2,931,547	2,839,833
	10,445,552	11,020,900
Reserve for obsolescence	(1,196,706)	(1,224,931)
	$9,248,846	$9,795,969

i) Oil and Gas Properties

The Company used the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. General and administrative costs related to production and general overhead are expensed as incurred.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, were amortized on the unit of production method using estimates of proved reserves. Disposition of oil and gas properties were accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in operations. Unproved properties and major development projects were not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicated that the properties are impaired, the amount of the impairment was included in loss from operations before income taxes.

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

o) Intangible Assets

Intangible assets include amounts related to the Company’s license agreement with ESG Clean Energy, LLC, and its investments in Viking Ozone, Viking Protection and Viking Sentinel. Additionally, as part of the acquisition of Simson-Maxwell, Viking identified intangible assets consisting of Simson-Maxwell’s customer relationships and its brand. These intangible assets are described in detail in Note 7.

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

For the three months ended March 31, 2024 and 2023, there were approximately 15,878,576 and 26,164,368 common stock equivalents, respectively, that were omitted from the calculation of diluted income per share as they were anti-dilutive.

q) Revenue Recognition

Oil and Gas Revenues

Sales of crude oil, natural gas, and natural gas liquids (“NGLs”) have been included in revenue when production is sold to a customer in fulfillment of performance obligations under the terms of agreed contracts. Performance obligations primarily comprise delivery of oil, gas, or NGLs at a delivery point, as negotiated within each contract. Each barrel of oil, million BTU (“MMBtu”) of natural gas, or other unit of measure is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. Performance obligations are satisfied at a point in time once control of the product has been transferred to the customer. The Company considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the hydrocarbons, the transfer of significant risks and rewards, the Company’s right to payment, and transfer of legal title. In each case, the time between delivery and when payments are due is not significant.

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

The following table disaggregates Simson-Maxwell’s revenue by source for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Power generation units	$4,513,180	$1,150,343
Parts	1,018,940	1,307,952
Total units and parts	5,532,120	2,458,295
Service and repairs	2,693,781	4,540,697
	$8,225,901	$6,998,992

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

u) Accounting for Asset Retirement Obligations

Asset retirement obligations (“ARO”) primarily represent the estimated present value of the amount the Company will incur to plug, abandon and remediate oil and gas properties at the projected end of their productive lives, in accordance with applicable federal, state and local laws. The Company determined its ARO by calculating the present value of estimated cash flows related to the obligation. The retirement obligation is recorded as a liability at its estimated present value as of the obligation’s inception, with an offsetting increase to proved properties.

The following table describes the changes in the Company’s asset retirement obligations for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Asset retirement obligation – beginning	$1,042,900	$1,927,196
ARO recovered on disposal of membership interests	(78,394)	-
Accretion expense	536	31,382
Asset retirement obligation – ending	$965,042	$1,958,578

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

Capitalized terms used but not defined herein with respect to the Series C Preferred Stock or the Series G Preferred Stock have the meaning assigned to them in the Fifth Amended and Restated Certificate of Designations of Preferences, Powers, Rights and Limitations of Series C Redeemable Convertible Preferred Stock filed by the Company with the Secretary of State of Nevada on November 8, 2021, as amended on October 28, 2022 and again on February 21, 2024 (as amended, the “Series C COD”) or the Certificate of Designations of Preferences, Powers, Rights and Limitations of Series G Redeemable Convertible Preferred Stock filed by the Company with the Secretary of State of Nevada on December 30, 2021 (the “Series G COD”), as applicable.

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

x) Subsequent events

The Company has evaluated all subsequent events from March 31, 2024 through the date of filing of this report (see Note 16).

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

During the year ended December 31, 2023, the Company concluded that the significant decline in the Company’s share price subsequent to the date of the Merger was an indicator of impairment and therefore performed a goodwill impairment assessment at that date. Based upon this assessment, the Company recorded a goodwill impairment charge of $14,486,745 during the year ended December 31, 2023.

Note 6. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the three months ended March 31, 2024:

	December 31,			March 31,
	2023	Adjustments	Impairments	2024
Proved developed producing oil and gas properties
United States cost center	$1,127,950	$(1,127,950)	$-	$-
Accumulated depreciation, depletion and amortization	(44,374)	44,374	-	-
Proved developed producing oil and gas properties, net	$1,083,576	$(1,083,576)	$-	$-

Undeveloped and non-producing oil and gas properties
United States cost center	-	-	-	-
Accumulated depreciation, depletion and amortization	-	-	-	-
Undeveloped and non-producing oil and gas properties, net	$-	$	$-	$-
Total Oil and Gas Properties, Net	$1,083,576	$(1,083,576)	$-	$-

During the three months ended March 31, 2024, the Company disposed of its working interests in its producing oil and gas properties (see Note 2).

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

The Company recognized amortization expense of $76,962 for the three months ended March 31, 2024. The estimated future amortization expense for each of the next five years is $304,465 per year.

The ESG intangible asset consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
ESG Clean Energy License	$5,000,000	$5,000,000
Accumulated amortization	(808,525)	(731,563)
	$4,191,475	$4,268,437

Other intangibles – Simson-Maxwell – Customer Relationships and Brand

The Company allocated a portion of the purchase price of Simson-Maxwell to Customer Relationships with a fair value of $1,677,453 and an estimated useful life of 10 years, and the Simson-Maxwell Brand with a fair value of $2,230,673 and an indefinite useful life.

The Company recognized amortization expense for the Customer Relationship intangible of $41,821 for the three months ended March 31, 2024. The estimated future amortization expense for each of the next five years is $167,745 per year.

The Company periodically reviews the fair value of the Customer Relationships and Brand to determine if an impairment charge should be recognized. The Company did not record any impairment for the three-month period ended March 31, 2024. For the year ended December 31, 2023, the Company recorded an impairment charge of $311,837 related to the Simmax Brand and $357,873 related to Customer Relationships, driven by lower actual and forecast revenue growth as compared to the date of acquisition.

The Other intangibles – Simson-Maxwell consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Simson-Maxwell Brand	$2,230,673	$2,230,673
Customer Relationships	1,677,453	1,677,453
Impairment of intangible assets	(1,121,482)	(1,121,482)
Accumulated amortization	(411,320)	(369,499)
	$2,375,324	$2,417,145

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

Jedda

On February 9, 2022, Viking entered into a Securities Purchase Agreement to purchase (the “Purchase”) 51 units (the “Units”), representing a 51% ownership interest in Viking Protection, from Jedda Holdings LLC (“Jedda”). In consideration for the Units, Viking agreed to issue to Jedda, shares of a new class of Convertible Preferred Stock of Viking with a face value of $10,000 per share (the “Viking Series E Preferred Stock”), or pay cash to Jedda, if applicable, as follows:

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

Note 9. Related Party Transactions

The Company’s CEO and Director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’s. During the three months ended March 31, 2024 and 2023, the Company paid or accrued $150,000 and $90,000, respectively, in fees to AGD Advisory Group, Inc. As of  March 31, 2024 and December 31, 2023, the total amount due to AGD Advisory Group, Inc. was $690,000 and $630,000, respectively, and is included in accounts payable.

During the three months ended March 31, 2024, the Company’s CEO and Director, James Doris, advanced $190,830 to Viking Ozone Technology, LLC related to the manufacture of a medical waste unit. This advance is non-interest bearing with no fixed repayment terms and is included in “Due to related parties”.

The Company’s CFO, John McVicar, renders professional services to the Company through 1508586 Alberta Ltd., an affiliate of Mr. McVicar’s. During the three months ended March 31, 2024 and 2023, the Company paid or accrued $90,000 and $60,000, respectively, in fees to 1508586 Alberta Ltd.

Simson-Maxwell

At the time of acquisition, Simson-Maxwell had several amounts due to/due from related parties and notes payable to certain employees, officers, family members and entities owned or controlled by such individuals. Viking assumed these balances and loan agreements in connection with the acquisition.

The balance of amounts due to and due from related parties as of March 31, 2024 and December 31, 2023 are as follows:

	Due from related party	Due to related party	Net due (to) from
March 31, 2024
Simmax Corp. & majority owner	$341,397	$(628,971)	$(287,574)
Adco Power Ltd.	-	-	-
	$341,397	$(628,971)	$(287,574)

December 31, 2023
Simmax Corp. & majority owner	$334,437	$(643,121)	$(308,684)
Adco Power Ltd.	-	-	-
	$334,437	$(643,121)	$(308,684)

Simmax Corp. owns a 17% non-controlling interest in Simson-Maxwell and is majority owned by a Director of Simson-Maxwell. Adco Power Ltd., an industrial, electrical and mechanical construction company, is a wholly owned subsidiary of Simmax Corp., and conducts business with Simson-Maxwell.

The notes payable to related parties as of March 31, 2024 and December 31, 2023 are as follows:

	March 31,	December 31,
	2024	2023

Total notes payable to related parties	$949,563	$986,017
Less current portion of notes payable - related parties	(408,031)	(407,154)
Notes payable - related parties, net of current portion	$541,532	$578,863

Note 10. Noncontrolling Interests

The following discloses the effects of changes in the Company’s ownership interest in Simson-Maxwell, and on the Company’s equity for three months ended March 31, 2024:

Noncontrolling interest - January 1, 2024	$2,764,015

Net gain (loss) attributable to noncontrolling interest	(209,901)

Noncontrolling interest – March 31, 2024	$2,554,114

The following discloses the effects of the Company’s ownership interest in Viking Ozone, Viking Sentinel and Viking Protection in the aggregate, and on the Company’s equity for three months ended March 31, 2024:

Noncontrolling interest - January 1, 2024	$7,040,648

Net gain (loss) attributable to noncontrolling interest	(36,656)

Noncontrolling interest – March 31, 2024	$7,003,992

Note 11. Long-Term Debt and Other Short-Term Borrowings

Long term debt and other short-term borrowings consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Long-term debt:

Note payable to Discover, pursuant to a Secured Promissory Note dated December 24, 2021 and funded on January 3, 2022 in the original amount of $26,315,789 with interest and principal due at maturity on January 1, 2027. The note bears interest at a rate equal to the Wall Street Journal Prime Rate (3.25%) as of the effective date and is secured by lien on substantially all of the Company’s assets. The balance shown is net of unamortized debt discount of $ 8,912,672 and $9,714,868 at March 31, 2024 and December 31, 2023, respectively.	17,403,117	16,600,921

Note payable to Discover pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company’s assets.	2,500,000	2,500,000

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company's assets.	12,000,000	12,000,000

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company’s assets.	6,000,000	6,000,000

On May 5, 2023, Viking signed a securities purchase agreement with FK Venture LLC under which FK Venture LLC agreed to purchase convertible promissory notes from the Company in the amount of $800,000 on the 5th day of each month commencing May 5, 2023 for 6 months, for a minimum commitment of $4,800,000. FK Venture LLC has the right to purchase up to $9,600,000. The notes bear interest at 12% per annum. The maturity date of the notes is the earlier of (i) July 1, 2025, or (ii) 90 days following the date that the Company completes a direct up-listing of its common stock to a national securities exchange (not including any merger or combination with Camber). FK Venture LLC shall have the right to convert all or any part of the outstanding and unpaid principal balance into common stock of the Company at a conversion price of $0.4158 per share. At March 31, 2024 and December 31, 2023, the Buyer had purchased six notes and converted two of these notes subsequent to the closing of the Merger in exchange for 3,848,004 shares of the Company’s common stock. The Company recorded a loss on early extinguishment of $35,402 related to these conversions. The balance at March 31, 2024 and December 31, 2023 is shown is net of unamortized discount of $407,189 and $488,270, respectively.

	2,792,811	2,711,730

Loan of $150,000 dated July 1, 2020 from the U.S. Small Business Administration. The loan bears interest at 3.75% and matures on July 28, 2050. The loan is payable in monthly installments of $731 with the remaining principal and accrued interest due at maturity. Installment payments were originally due to start 12 months from the date of the note but the date was extended to January 2023. Accrued interest from the original installment due date to January 2023 was capitalized to the loan principal balance	161,343	162,019

Total long-term debt	40,857,271	39,974,670
Less current portion and debt discount	(2,769)	(2,743)
Total long-term debt, net of current portion and debt discount	$40,854,502	$39,971,927

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended March 31,
	Principal	Unamortized Discount	Net
2025	$2,769	$-	$2,769
2026	3,202,848	(407,189)	2,795,659
2027	46,818,746	(8,912,672)	37,906,074
2028	3,069	-	3,069
2029	3,186	-	3,186
Thereafter	146,514	-	146,514

	$50,177,132	$(9,319,861)	$40,857,271

Bank Credit Facility

Simson-Maxwell has an operating credit facility with TD Bank, secured by accounts receivable and inventory, bearing interest at prime plus 2.25% on Canadian funds up to CAD $5,000,000 and the bank’s US dollar base rate plus 2.25% on US funds, plus a monthly administration fee of CAD 500. The balance outstanding under this credit facility is CAD $5,318,206 ($3,927,188) and  CAD $4,457,947 ($3,365,995) as of March  31, 2024 and December 31, 2023, respectively.

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

The potential obligation to issue True-Up shares may create an additional derivative liability. The determination of the number of True-Up shares due, if any, is based on the lowest VWAP calculation over the Measurement Period that extends beyond the conversion date. In addition, if the Company has not complied with certain provisions of the COD, the Measurement Period does not end until the Company is in compliance. The potential obligation to issue True-Up shares after the conversion date is a derivative liability.

The derivative liability for the True-Up Shares at the end of each period represents Series C Preferred Stock conversions in respect of which the Measurement Period had not expired as of the period end. The fair value of the derivative liability is estimated using a binomial pricing model, the estimated remaining Measurement Period, the share price and the historical volatility of the Company’s common stock.

The fair value of the derivative liability relating to the potential obligation to issue True-Up shares is subject to adjustment as the Company’s stock price changes. Such changes are recorded as changes in fair value of derivative liability.

On March 25, 2024, the Company received a notice letter from the NYSE American stating that the Company was back in compliance with all of the NYSE American’s continued listing standards. As a result, the Measurement Period related to prior conversions of 240 Series C Preferred Stock ended and the number of remaining True-Up shares due from these prior conversions was fixed at 101,585,980. This reduced the value of derivative liability associated with True-Up shares to zero, and the fair value of the True-Up share obligation at March 25, 2024 was reclassified to Stockholders’ Equity as common shares to be issued.

Activities for Series C Preferred Stock derivative liability during the three months ended March 31, 2024 was as follows:

March 31, 2024
Carrying amount at beginning of year	$3,863,321
Change in fair value	22,117,007
Settlement of obligation (issuance of shares of common stock)	(5,649,071)
Reclassification of True-Up share obligation from liability to equity	(16,253,757)
Carrying amount at end of year	$4,077,500

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

During the three months ended March 31, 2024, the Company issued a total of 32,638,378 shares of common stock, as follows:

(i)

A total of 31,138,378 true-up shares related to prior conversions of Series C Preferred Stock as a result of the continuation of the Measurement Period (as defined in the Series C COD with respect to such Series C Preferred Stock) associated with such conversions and a decline in the price of the Company’s shares of common stock within the Measurement Period.

(ii)	A total of 1,500,000 shares as compensation to consultants.

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

On October 31, 2022, Camber filed with the Secretary of State of Nevada an amendment to the Series C COD (the “Series C Amendment”), dated as of October 28, 2022 (the “Series C Amendment Date”), pursuant to agreements between Camber and each of Discover and Antilles Family Office, LLC (“Antilles”) signed on October 28, 2022, which amended the Series C COD such that (i) beginning on the Series C Amendment Date and thereafter, when determining the conversion rate for each share of Series C Preferred Stock based on the trading price of Camber’s common stock over a certain number of previous days (“Measurement Period”), no day will be added to what would otherwise have been the end of any Measurement Period for the failure of the Equity Condition (as defined in the Series C COD), even if the volume weighted average trading price (“Measuring Metric”) is not at least $1.50 and each holder of Series C Preferred Stock waived the right to receive any additional shares of common stock that might otherwise be due if such Equity Condition were to apply after the Series C Amendment Date, including with respect to any pending Measurement Period; and (ii) (A) beginning on the Series C Amendment Date and for the period through December 30, 2022, the Measuring Metric will be the higher of the amount provided in Section I.G.7.1(ii) of the Series C COD and $0.20, and (B) beginning at market close on December 30, 2022 and thereafter, the Measuring Metric will be the volume weighted average trading price of the common stock on any day of trading following the date of first issuance of the Series C Preferred Stock.

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

February 2024 Agreement with Antilles Family Office, LLC

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

As of March 31, 2024, Antilles held 30 shares of Series C Preferred Stock. The Series C Preferred Stock is convertible into a substantial number of the Company’s shares of common stock which could result in significant dilution of the Company’s existing shareholders. If the outstanding Series C Preferred Stock were converted as of March 31, 2024, the Company estimates that the following shares of common stock would be required to be issued to satisfy the conversion of shares of the Series C Preferred Stock:

March 31, 2024*
Estimated number of shares issuable for conversion at $ 162.50 per share at March 31, 2024	1,846
Estimated number of shares of common stock required to satisfy Conversion Premium using VWAP at period end	20,387,500
20,389,346

*based on 30 shares of Series C Convertible Preferred Stock outstanding as of such date and an estimated low VWAP as at such date

Additionally, even if the shares of the Series C Preferred Stock were  converted on the above dates, the Company could, pursuant to terms out in the COD, be required to issue additional shares of common stock (True-Up shares).

On March 25, 2024, the Company received a notice letter from the NYSE American stating that the Company was back in compliance with all of the NYSE American’s continued listing standards. As a result, the Measurement Period related to prior conversions of 240 Series C Preferred Stock ended and the number of remaining True-Up shares due from these prior conversions was fixed at 101,585,980. The fair value of these shares on March 25, 2024 was determined to be $16,253,757 and has been included in Stockholders’ Equity as common stock to be issued at March 31, 2024.

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

In 2022, the Company paid the Investor $2,750,000 and redeemed 5,272 shares of Series G Preferred Stock associated with the Notes due March 31, 2022 and June 30, 2022, thereby canceling such Notes and reducing the number of shares of Series G Preferred Stock outstanding from 10,544 to 5,272. The Investor may not convert any of the remaining shares of Series G Preferred Stock associated with any remaining Note into shares of common stock or sell any of the underlying shares of common stock unless that Note is paid in full by the Investor, and the Company may redeem the shares of Series G Preferred Stock associated with each Note by paying the Investor $1,375,000 as full consideration for such redemption. As of March 31, 2024, none of the outstanding Notes had been paid in full and thus the underlying shares were not convertible.

(iv) Series H Convertible Preferred Stock

On August 1, 2023, the Company issued 475 shares of new Series H Preferred Stock in exchange for 475 outstanding shares of old Series E Preferred Stock of Viking Energy Group inc. Pursuant to the COD for the Series H Preferred Stock (the “Series H COD”), each share of New Camber Series H Preferred Stock has a face value of $10,000 per share, is convertible into a certain number of shares of Camber Common Stock, with the conversion ratio based upon achievement of certain milestones by Viking’s subsidiary, Viking Protection (provided the holder has not elected to receive the applicable portion of the purchase price in cash pursuant to that certain Purchase Agreement, dated as of February 9, 2022, by and between Viking and Jedda Holdings, LLC), is subject to a beneficial ownership limitation of 4.99% of Camber Common Stock (but may be increased up to a maximum of 9.99% at the sole election of a holder by the provision of at least 61 days’ advance written notice) and has voting rights equal to one vote per share of Camber Series H Preferred Stock held on a non-cumulative basis. During the year ended December 31, 2023, Jedda Holdings converted 200 of the 475 shares of Series H Preferred Stock into 3,333,333 shares of common stock, leaving a balance of 275 shares of Series H Preferred Stock outstanding as at March 31, 2024.

(c) Warrants The following table represents stock warrant activity as of and for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2023	3,691,143	0.66	2.62 years	-
Granted	-			-
Exercised	-			-
Forfeited/expired/cancelled	(120,000)			-

Warrants Outstanding – March 31, 2024	3,571,143	$-		$-

Outstanding Exercisable – March 31, 2024	3,571,143	$0.67	2.45 years	$-

Note 14. Commitments and Contingencies

Building, vehicle and equipment leases – Simson-Maxwell

The Company has right-of-use assets and operating lease liabilities associated with various operating lease agreements of Simson-Maxwell pertaining to seven business locations, for the premises, vehicles and equipment used in operations in the amount of $7,290,094. These values were determined using a present value discount rate of 3.45% for the premises, and 7.5% for vehicles and equipment. The leases have varying terms, payment schedules and maturities. Operating lease expense is recognized on a straight-line base over each of the lease terms.

Payments due in each of the next five years and thereafter at March 31, 2024 under these leases are as follows:

	Building	Vehicle and Equipment
	Leases	Leases	Totals

2025	$844,894	$642,274	$1,487,168
2026	580,482	512,208	1,092,690
2027	408,723	339,326	748,049
2028	378,788	164,772	543,560
2029 and thereafter	815,392	2,287	817,679

	$3,028,279	$1,660,867	$4,689,146
Less imputed interest			(671,461)
Present value of remaining lease payments			$4,017,685

Current			$1,316,339
Non-current			$2,701,346

Operating lease expense for these leases was $453,683 and $322,387 for the three months ended March 31, 2024 and 2023, respectively.

Legal matters

Merger-Related Litigation

On February 9, 2024, plaintiff Lawrence Rowe, on behalf of himself and all other similarly situated former public minority shareholders of Viking, filed against the Company and its CEO a putative Class Action Complaint (i.e. C.A. No.4:24-cv-00489) styled Lawrence Rowe, Individually and on Behalf of All Others Similarly Situated v. James A. Doris and Camber Energy, Inc., in the U.S. District Court for the Southern District of Texas, Houston Division.  The complaint alleges breaches of fiduciary duty in connection with the merger between Viking and the Company and seek to recover damages for the alleged breaches.  The defendants deny the allegations and filed a motion to dismiss the case on April 26, 2024.

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

Pinch vs. Petrodome Matter

In or about late 2011 or early 2012, Petrodome Operating, LLC (“Petrodome Operating”), a wholly-owned subsidiary of Petrodome (which in or about December, 2017 become a wholly owned subsidiary of Viking), on behalf of various working interest owners, including Petrodome East Creole, LLC, another subsidiary of Petrodome Energy, LLC, coordinated the drilling of an approx. 13,000 foot well in the Kings Bayou Field in Cameron Parish, LA.  Petrodome Operating engaged a third party to complete the drilling work.  The subject well produced hydrocarbons from 2012 until approximately June 2016, at which time production ceased, after which Petrodome Operating arranged for the well to be plugged in accordance with State guidelines.  During the time the well was producing hydrocarbons, royalty and/or over-riding royalty payments were made to various mineral and/or land/owners (collectively, “Mineral Owners”).   In or about October, 2019 the Mineral Owners commenced an action against Petrodome Operating, Petrodome East Creole, LLC and others claiming the Mineral Owners suffered damages (i.e., a loss of royalty and/or over-riding royalty payments) as a result of the subject well not, according to the Mineral Owners, being drilled and/or completed properly.  Petrodome Operating, Petrodome East Creole, LLC and the other defendants denied the Mineral Owners’ claims and engaged counsel to defend the action.

In or about November, 2023, the parties, without the subject Petrodome entities admitting liability, agreed to fully and completely settle the matter and pay the Mineral Owners a total sum of $6.5 million, of which Petrodome is liable for $4.15 million. Payment of Petrodome’s portion of the settlement is fully covered by insurance.  At December 31, 2023, the Company recorded an accrued liability in respect of this settlement and a receivable related to the insurance proceeds in the amount of $4.15 million.  In or about February, 2024, the action commenced by the Mineral Owners was dismissed with prejudice and the settlement was paid.

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

Information related to our reportable segments and our consolidated results for the three months ended March 31, 2024 is presented below.

	Three Months Ended March 31, 2024
	Oil and Gas	Power Generation	Total
Loss from Operations is as follows:

Revenue	$66,631	$8,225,901	$8,292,532

Operating expenses
Cost of goods	-	5,907,762	5,907,762
Lease operating costs	22,349	-	22,349
General and administrative	1,107,671	2,712,330	3,820,001
Stock based compensation	304,999	-	304,999
Accretion - ARO	536	-	536
Depreciation, depletion and amortization	122,584	106,215	228,799

Total operating expenses	1,558,139	8,726,307	10,284,446

Loss from operations	$(1,491,508)	$(500,406)	$(1,991,914)

Assets

Segment assets	$882,020	$22,991,914	$23,873,934
Corporate and unallocated assets			75,595,302

Total Consolidated Assets			$96,469,236

	Three Months Ended March 31, 2023
	Oil and Gas	Power Generation	Total

Loss from Operations is as follows:

Revenue	$245,197	$6,998,992	$7,244,189

Operating expenses
Cost of goods	-	4,786,631	4,786,631
Lease operating costs	125,363	-	125,363
General and administrative	828,479	2,221,842	3,050,321
Stock based compensation	-	-	-
Accretion - ARO	31,382	-	31,382
Depreciation, depletion and amortization	134,535	96,613	231,148

Total operating expenses	1,119,759	7,105,086	8,224,845

Loss from operations	$(874,562)	$(106,094)	$(980,656)

Assets

Segment assets	$3,148,445	$26,151,981	$29,300,426
Corporate and unallocated assets			20,192,137

Total Consolidated Assets			$49,492,563

Note 16. Subsequent Events

Series C Preferred Stock

Between April 6 and May 6, 2024, the Company issued 8,374,837 True-Up Shares to Antilles in connection with Delivery Notices submitted by Antilles.

Convertible Promissory Notes

On April 8, 2024, the Company executed an Amending Agreement amending the fixed conversion price under the July 5, 2023 Promissory Note in favor of FK Venture, LLC (“FK Venture”) to $0.16 per share.

Between April 8 and on or about April 12, 2024, the Company issued 5,000,000 shares of common stock in connection with the conversion of the entire $800,000 principal amount owing under the July 5, 2023 Promissory Note executed by Viking in favor of FK Venture.

On April 15, 2024, the Company executed an Amending Agreement amending the fixed conversion price under the August 7, 2023 Promissory Note in favor of FK Venture to $0.163 per share.

Between April 15 and May 8, 2024, the Company issued  4,907,976 shares of common stock in connection with the conversion of the entire $800,000 principal amount owing under the August 7, 2023 Promissory Note in favor of FK Venture.

On April 18, 2024, the Company issued 994,023 shares of common stock as payment of approximately $192,625 in accrued interest owing under certain Promissory Notes in favor of FK Venture.

On May 8, 2024, the Company executed Amending Agreements amending the fixed conversion price under the September 8, 2023 and December 1, 2023 Promissory Notes in favor of FK Venture to $0.16 per share and extending the maturity date from July 1, 2025 to January 1, 2026.

Between April 8 and May 8, 2024, Viking received advances from FK Venture in the amount of $1,200,000. The terms of these advances have not been finalized.

On May 10, 2024, the Company issued 4,583,333 common shares in connection with the conversion of 275 shares of Series H Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In preparing the management’s discussion and analysis, the registrant presumes that you have read or have access to the discussion and analysis for the preceding fiscal year.

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

Medical Waste Disposal System Using Ozone Technology:

In January 2022, Viking acquired a 51% interest in Viking Ozone, which owns the intellectual property rights to a patented (i.e., US Utility Patent No. 11,565,289), proprietary medical and biohazard waste treatment system using ozone technology. Simson-Maxwell has been designated the exclusive worldwide manufacturer and vendor of this system. The technology is designed to be a sustainable alternative to incineration, chemical, autoclave and heat treatment of bio-hazardous waste, and for the treated waste to be classified as renewable fuel for waste-to-energy (“WTE”) facilities in many locations around the world.

Open Conductor Detection Technologies:

In February 2022, Viking acquired a 51% interest in two entities, Viking Sentinel and Viking Protection, that own the intellectual property rights to patented (i.e., U.S. utility patent 11,769,998 titled " Electric Transmission Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring Devices’) and patent pending (i.e., US Applications 16/974,086, and 17/693,504), proprietary electric transmission and distribution open conductor detection systems. The systems are designed to detect a break in a transmission line, distribution line, or coupling failure, and to immediately terminate the power to the line before it reaches the ground. The technology is intended to increase public safety and reduce the risk of causing an incendiary event, and to be an integral component within grid hardening and stability initiatives by electric utilities to improve the resiliency and reliability of existing infrastructure.

Oil and Gas Properties

As of March 31, 2024, the Company did not hold any interest in producing oil and gas properties.

Divestitures in 2024:

On February 1, 2024, the Company sold its working interest in oil and gas properties producing from the Cline and Wolfberry formations in Texas for gross proceeds of $205,000.

The Company recorded a net loss on this transaction, as follows:

Proceeds from sale (net of transaction costs)	$205,000
Reduction in oil and gas full cost pool (based on % of reserves disposed)	(1,038,900)
ARO recovered	78,394
Loss on disposal	$(755,506)

Divestitures in 2023:

On November 5, 2023, Mid-Con Petroleum, LLC and Mid-Con Drilling, LLC, wholly owned subsidiaries of Viking, sold 100% of their interest in oil and gas assets in Kansas, consisting of 168 producing wells, 90 injector wells and 34 non-producing wells, for gross proceeds of $515,000.

On December 1, 2023, a subsidiary of Petrodome sold its non-operated working interest in a producing oil well in Texas for proceeds of $250,000.

The Company recorded a net gain on these two transactions, as follows:

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

Each share of New Camber Series H Preferred Stock has a face value of $10,000 per share, is convertible into a certain number of shares of Camber Common Stock, with the conversion ratio based upon achievement of certain milestones by Viking’s subsidiary, Viking Protection (provided the holder has not elected to receive the applicable portion of the purchase price in cash pursuant to that certain Purchase Agreement, dated as of February 9, 2022, by and between Viking and Jedda Holdings, LLC), is subject to a beneficial ownership limitation of 4.99% of Camber Common Stock (but may be increased up to a maximum of 9.99% at the sole election of a holder by the provision of at least 61 days’ advance written notice) and has voting rights equal to one vote per share of Camber Series H Preferred Stock held on a non-cumulative basis.

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

Going Concern Qualification

The Company’s condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(26,351,568) for the three months ended March 31, 2024, as compared to a net loss of $(1,632,327) for the three months ended March 31, 2023. The loss for the three months ended March 31, 2024, was comprised of, among other things, certain non-cash items, including: (i) change in fair value of derivative liability of $22,117,007; (ii) amortization of debt discount of $883,277; (iii) loss on disposal of membership interests of $755,506; and (iv) depreciation, depletion and amortization of $228,799.

As of March 31, 2024, the Company had a stockholders’ equity of $20,156,132, long-term debt, net of current, of $40,854,502 and a working capital deficiency of $14,246,826. The largest components of current liabilities creating this working capital deficiency is drawings by Simson-Maxwell against its bank credit facility of $3,927,188, accrued interest on notes payable to Discover of $5,431,823 and a derivative liability of $4,077,500.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to utilize the resources in place to generate future profitable operations, to develop additional acquisition opportunities, and to obtain the necessary financing to meet its obligations and repay its liabilities arising from business operations when they come due. Management believes the Company may be able to continue to develop new opportunities and may be able to obtain additional funds through debt and / or equity financings to facilitate its business strategy; however, there is no assurance of additional funding being available. These condensed consolidated financial statements do not include any adjustments to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three months ended March 31, 2024 and 2023, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 25, 2024.

Liquidity and Capital Resources

Working Capital:	Three Months Ended March 31,
	2024	2023

Current assets	$15,568,099	$19,083,414
Current liabilities	$29,814,925	$28,402,181
Working capital deficit	$(14,246,826)	$(9,318,767)

Cash Flows:	Three Months Ended March 31,
	2024	2023

Net Cash Used in Operating Activities	$(1,185,014)	$(948,129)
Net Cash Provided by Investing Activities	$162,596	$(25,726)
Net Cash Provided by (Used in) Financing Activities	$524,063	$(347,639)
Decrease in Cash during the Period	$(498,355)	$(1,321,494)
Cash and Cash Equivalents, end of Period	$407,705	$1,917,855

Net cash used in operating activities increased to $(1,185,014) during the three months ended March 31, 2024, as compared to $(948,129) in the comparable period in 2023. This increase is primarily the result of a higher negative cash loss.

Net cash flows from investing activities increased to $162,596 during the three months ended March 31, 2024, as compared to $(25,726) in the comparable period in 2023. This increase is due to proceeds from the sale of oil and gas properties in 2024.

Net cash used in financing activities increased to $524,063 during the three months ended March 31, 2024, as compared to $(347,639) in the comparable period in 2023. This increase is mainly due to  lower debt repayments and an increase in the bank credit facility.

Three months ended March 31, 2024, compared to the three months ended March 31, 2023

Revenue

The Company had gross revenues of $8,292,532 for the three months ended March 31, 2024, as compared to $7,244,189 for the three months ended March 31, 2023, an increase of $1,048,343 or 14%. The increase is driven primarily by higher power generation unit sales revenues, partially offset by lower service and repair revenues and oil and gas revenues.

Expenses

The Company’s operating expenses increased by $2,059,601 to $10,284,446 for the three-month period ended March 31, 2024, from $8,224,845 in the corresponding prior year three-month period. Cost of goods sold for the three months ended March 31, 2024 were $5,907,762, as compared to $4,786,631 for the three-month period ended March 31, 2023 due to increased power segment sales. Lease operating costs decreased to $22,349 for the three-month period ended March 31, 2024, as compared to $125,363 for the three-month period ended March 31, 2023. Depreciation, depletion and amortization (“DD&A”) expense of $228,799 was flat as compared to $231,148 in the prior period. Stock based compensation was $304,999 as compared to zero in the prior period. General and administrative expenses increased by $769,680 to $3,820,001 compared to $3,050,321 in the corresponding prior period due primarily to the merger.

Loss from Operations

The Company generated a loss from operations for the three months ended March 31, 2024, of $(1,991,914), compared to  $(980,656) for the three months ended March 31, 2023.

Other Income (Expense)

The Company had other expense, net, of $(24,359,654) for the three months ended March 31, 2024, as compared to other expense of $(651,671) for the three months ended March 31, 2023, an increase of $23,707,983. The increase was due primarily to a loss on the change in fair value of derivative liability of $22,117,007, amortization of debt discount of $883,277, a loss on disposal of membership interests of $755,506 and higher interest expenses.

Net Loss

The Company had a net loss of $(26,351,568) during the three-month period ended March 31, 2024, compared with a net loss of $(1,632,327) for the three-month period ended March 31, 2023.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed consolidated financial statements, as well as the sufficiency of the disclosures pertaining to our accounting policies in the footnotes accompanying our condensed consolidated financial statements. Described below are the most significant policies we apply in preparing our condensed consolidated financial statements, some of which are subject to alternative treatments under GAAP. We also describe the most significant estimates and assumptions we make in applying these policies. See “Note 4 - Summary of Significant Accounting Policies” to our condensed consolidated financial statements.

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

The fair value of the derivative liability relating to the Conversion Premium for any outstanding Series C Shares is equal to the cash required to settle the Conversion Premium. The fair value of the potential True-Up share obligation has been estimated using a binomial pricing mode and the lesser of the conversion price or the low closing price of the Company’s stock subsequent to the conversion date and the historical volatility of the Company’s common stock.

Capitalized terms used but not defined in this section have the meaning assigned to them in the Series C COD.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act), is not required to furnish the information required by this item.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

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

There were no changes in Internal Control Over Financial Reporting during the quarter ended March 31, 2024.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of March 31, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Merger-Related Litigation

On February 9, 2024, plaintiff Lawrence Rowe, on behalf of himself and all other similarly situated former public minority shareholders of Viking, filed against the Company and its CEO a putative Class Action Complaint (i.e. C.A. No.4:24-cv-00489) styled Lawrence Rowe, Individually and on Behalf of All Others Similarly Situated v. James A. Doris and Camber Energy, Inc., in the U.S. District Court for the Southern District of Texas, Houston Division.  The Complaint alleges breaches of fiduciary duty in connection with the merger between Viking and the Company and seek to recover damages for the alleged breaches.  The defendants deny the allegations and filed a motion to dismiss the case on April 26, 2024.

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

Pinch vs. Petrodome Matter

In or about late 2011 or early 2012, Petrodome Operating, LLC (“Petrodome Operating”), a wholly owned subsidiary of Petrodome (which in or about December, 2017 become a wholly owned subsidiary of Viking), on behalf of various working interest owners, including Petrodome East Creole, LLC, another subsidiary of Petrodome Energy, LLC, coordinated the drilling of an approx. 13,000 foot well in the Kings Bayou Field in Cameron Parish, LA.  Petrodome Operating engaged a third party to complete the drilling work.  The subject well produced hydrocarbons from 2012 until approximately June 2016, at which time production ceased, after which Petrodome Operating arranged for the well to be plugged in accordance with State guidelines.  During the time the well was producing hydrocarbons, royalty and/or over-riding royalty payments were made to various mineral and/or land/owners (collectively, “Mineral Owners”).   In or about October, 2019 the Mineral Owners commenced an action against Petrodome Operating, Petrodome East Creole, LLC and others claiming the Mineral Owners suffered damages (i.e., a loss of royalty and/or over-riding royalty payments) as a result of the subject well not, according to the Mineral Owners, being drilled and/or completed properly.  Petrodome Operating, Petrodome East Creole, LLC and the other defendants denied the Mineral Owners’ claims and engaged counsel to defend the action.

In or about November, 2023, the parties, without the subject Petrodome entities admitting liability, agreed to fully and completely settle the matter and pay the Mineral Owners a total sum of $6.5 million, of which Petrodome is liable for $4.15 million. Payment of Petrodome’s portion of the settlement is fully covered by insurance.  At December 31, 2023, the Company recorded an accrued liability in respect of this settlement and a receivable related to the insurance proceeds in the amount of $4.15 million.  In or about February, 2024, the action commenced by the Mineral Owners was dismissed with prejudice and the settlement was paid.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2024, the Company issued unregistered equity securities as described below:

The Company issued a total of 31,138,378 shares of common stock to preferred stockholders. Such shares of common stock were due under one of the stockholder’s prior conversions of Series C Preferred Stock into common stock, and were issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

NYSE American Notice Letter

On March 25, 2024, the Company received a notice letter from the NYSE American LLC (“NYSE American”) stating that the Company is back in compliance with all of the NYSE American’s continued listing standards set forth in Part 10 of the NYSE American Company Guide (“Company Guide”). Specifically, the Company has resolved the continued listing deficiency with respect to Sections 1003(a)(i), (ii) and (iii) of the Company Guide referenced in the NYSE American’s letter dated April 12, 2023 since it demonstrated compliance with the continued listing standards for a period of two consecutive quarters pursuant to Section 1009(f) of the Company Guide.

As a result, effective March 26, 2024, the Below Compliance (“BC”) indicator ceased to be disseminated for the Company’s common stock and the Company has been removed from the list of issuers noncompliant with NYSE American corporate governance listing standards posted on https://www.nyse.com/regulation/noncompliant-issuers and the BC indicator has been removed from the profile, data and news pages of the Company’s security.

ITEM 6. EXHIBITS

4.1

Second Amendment to Fifth Amended and Restated Designation of Series C Preferred Stock, dated February 21, 2024 (Filed as Exhibit 3.1 to Camber’s Report on Form 8-K, filed with the Commission on February 21, 2024 and incorporated herein by reference) (File No. 001-32508)

10.1	Agreement by and between Camber Energy, Inc. and the Investor named therein, dated February 15, 2024 (incorporated by reference to Camber’s Current Report on Form 8-K filed on February 21, 2024)

10.2

Termination Agreement, by and between Camber Energy, Inc. and RESC Renewables Holdings, LLC, effective as of March 13, 2024 (incorporated by reference to Camber’s Current Report on Form 8-K filed on March 19, 2024)

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

CAMBER ENERGY, INC. (Registrant)

/s/ James Doris	Date: May 10, 2024
Principal Executive Officer

/s/ John McVicar	Date: May 10, 2024
Principal Financial and Accounting Officer

