Form 10-Q/A
period 2023-09-30
CAMBER ENERGY, INC.
filed 2024-08-26
CIK 1309082

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

12 Greenway Plaza, Suite 110

Houston, TX 77046

(Address of principal executive offices)

(281) 404 4387

(Registrant’s telephone number, including area code)

______________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	CEIN	OTC Pink Market

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 26, 2024, the registrant had 229,136,858 shares of common stock outstanding.

Explanatory Note

Camber Energy, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on November14, 2023 (“Original Report”) to restate the Company’s consolidated financial statements and related notes (collectively, the “financial statements” or “Financial Statements”) for the three and nine months ended September 30, 2023.  This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.

Restatement Background

On August 1, 2023, the Company completed the merger (“the Merger”) with Viking Energy Group, Inc. (“Viking”) pursuant to the terms and conditions of the Agreement and Plan of Merger between Camber and Viking dated February 15, 2021, which was amended on April 18, 2023 (as amended, the “Merger Agreement”), with Viking surviving the Merger as a wholly owned subsidiary of Camber.

The Merger was deemed to be a reverse merger for accounting purposes. Consequently, Viking (the legal subsidiary) was treated as the acquiror of Camber (the legal parent). The Company initially valued Camber’s investment in the common stock it held in Viking at the Merger date at book value as the Company believed it could not write up the value of its own shares as part of the transaction. This book value investment was then eliminated upon consolidation.

The Company has now concluded that this investment should rather be recorded at fair value at the Merger date and has restated its consolidated financial statements for all reporting periods subsequent to the Merger date to reflect this change. See Note 5 to the Consolidated Financial Statements for additional information and a reconciliation of the previously reported amounts to the restated amounts.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report in its entirety, as amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item. Financial Statements

Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, the Company’s Chief Executive Officer and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

2

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC. Consolidated Balance Sheets (Restated) (Unaudited)
	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$1,432,599	$3,239,349
Accounts receivable, net	6,496,069	5,276,622
Inventory	9,533,284	10,276,662
Prepaids and other current assets	482,902	158,107
Total current assets	17,944,854	18,950,740

Oil and gas properties, full cost method
Proved oil and gas properties, net	2,595,847	1,285,918
Total oil and gas properties, net	2,595,847	1,285,918

Fixed assets, net	1,604,257	1,716,200
Right of use assets, net	3,411,385	4,357,328
ESG Clean Energy license, net	4,346,245	4,577,131
Other intangibles - Simson Maxwell, net	3,129,136	3,254,600
Other intangibles - Variable Interest Entities	15,433,340	15,433,340
Goodwill	34,860,411	-
Due from related parties	326,053	327,132
Deposits and other assets	10,300	10,300
TOTAL ASSETS	$83,661,828	$49,912,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,288,498	$3,905,247
Accrued expenses and other current liabilities	6,785,089	1,248,301
Customer deposits	3,156,514	5,447,025
Due to Parent	-	6,572,300
Undistributed revenues and royalties	2,295,259	2,378,739
Current portion of operating lease liability	1,201,563	1,304,047
Due to related parties	627,001	629,073
Current portion of notes payable - related parties	395,964	56,916
Bank indebtedness - credit facility	4,324,791	3,111,350
Derivative liability	3,319,210	-
Current portion of long-term debt - net of discount	2,743	637,335
Total current liabilities	27,396,632	25,290,333
Long term debt - net of current portion and debt discount	38,849,855	2,106,281
Notes payable - related parties - net of current portion	579,780	627,153
Operating lease liability, net of current portion	2,260,844	3,160,654
Contingent obligations	1,435,757	1,435,757
Asset retirement obligation	2,059,842	1,927,196
TOTAL LIABILITIES	72,582,710	34,547,374

Commitments and contingencies (Note 14)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock Series A, $0.001 par value, 50,000 shares authorized, 28,092 shares issued and outstanding as of September 30, 2023 and December 31, 2022	28	28
Preferred stock Series C, $0.001 per value, 5,200 shares authorized, 30 shares issued and outstanding as of September 30, 2023. Liquidation preference of $1,033,950.	1	-
Preferred stock Series G, $0.001 par value, 25,000 authorized, 5,272 shares issued and outstanding as of September 30, 2023. Liquidation preference of nil.	5	-
Preferred stock Series H, $0.001 par value, 2,075 shares authorized, 275 and 475 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3	5
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,531,250 and 44,852,611 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	107,531	44,853
Additional paid-in capital	134,072,578	127,757,269
Accumulated other comprehensive loss	(304,182)	(425,677)
Accumulated deficit	(132,907,001)	(122,187,673)
Parent’s stockholders’ equity in Camber	968,963	5,188,805
Non-controlling interest	10,110,155	10,176,510
TOTAL STOCKHOLDERS’ EQUITY	11,079,118	15,365,315
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,661,828	$49,912,689

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Operations (Restated) (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue
Power generation units and parts	$6,742,182	$3,278,966	$14,502,388	$6,913,093
Service and repairs	3,155,064	2,763,886	9,199,965	8,086,449
Oil and gas sales	233,824	117,854	705,230	3,666,726
	10,131,070	6,160,706	24,407,583	18,666,268
Operating expenses
Cost of goods sold	6,653,715	4,817,640	16,256,686	9,871,239
Lease operating costs	207,931	243,679	534,123	1,429,847
General and administrative	3,557,486	2,727,655	10,064,707	11,208,417
Stock based compensation	-	1,025,464	-	1,614,334
Depreciation, depletion and amortization	237,361	313,191	698,061	1,326,661
Accretion – Asset Retirement Obligation	17,961	26,238	67,599	107,869
Total operating expenses	10,674,454	9,153,867	27,621,176	25,558,367

Loss from operations	(543,384)	(2,993,161)	(3,213,593)	(6,892,099)

Other income (expense)
Interest expense, net	(421,348)	(154,022)	(757,503)	(507,067)
Amortization of debt discount	(608,002)	(2,400)	(873,776)	(97,296)
Change in fair value of derivative liability	(5,986,536)	-	(5,803,791)	-
Net loss on sale of oil and gas properties and fixed assets	-	(7,744,680)	-	(7,744,680)
Loss on extinguishment of debt	(442,203)	-	(605,507)	-
Other income	124,130	33,576	468,487	545,431
Total other expense, net	(7,333,959)	(7,867,526)	(7,572,090)	(7,803,612)

Net loss before income taxes	(7,877,343)	(10,860,687)	(10,785,683)	(14,695,711)
Income tax benefit (expense)	-	-	-	-
Net loss	(7,877,343)	(10,680,687)	(10,785,683)	(14,695,711)
Net income (loss) attributable to non-controlling interest	298,220	(583,774)	(66,355)	(1,132,628)
Net loss attributable to Camber Energy, Inc.	$(8,175,563)	$(10,276,913)	$(10,719,328)	$(13,563,083)
Loss per share of common stock
Basic and Diluted	$(0.10)	$(0.23)	$(0.18)	$(0.30)
Weighted average number of shares of common stock outstanding
Basic and Diluted	81,321,320	44,852,609	58,140,435	44,575,342

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Comprehensive Loss (Restated) (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Net loss	$(7,877,343)	$(10,860,687)	$(10,785,683)	$(14,695,711)
Foreign currency translation adjustment	11,387	(372,130)	121,495	(306,835)

Total comprehensive loss	(7,865,956)	(11,232,817)	(10,664,188)	(15,002,546)

Less comprehensive income (loss) attributable to non-controlling interest
Income (loss) attributable to non-controlling interest	298,220	(583,774)	(66,355)	(1,132,628)
Foreign currency translation adjustment attributable to non-controlling interest	4,498	(146,991)	47,990	(121,200)

Comprehensive income (loss) attributable to non-controlling interest	302,718	(730,765)	(18,365)	(1,253,828)

Comprehensive loss attributable to Camber	$(8,168,674)	$(10,502,052)	$(10,645,823)	$(13,748,718)

CAMBER ENERGY, INC. Consolidated Statements of Cash Flows (Restated) (Unaudited)

	Nine Months Ended
	September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(10,785,683)	$(14,695,711)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative liability	5,803,791	-
Stock based compensation	-	1,614,334
Depreciation, depletion and amortization	698,061	1,326,661
Amortization of operational right-of-use assets	12,326	16,443
Accretion – asset retirement obligation	67,599	107,869
Amortization of debt discount	873,776	97,296
Loss on extinguishment of debt	605,507	-
Net loss on sale of oil and gas properties and fixed assets	-	8,944,680
Changes in operating assets and liabilities
Accounts receivable	(1,219,447)	3,506,863
Prepaids and other current assets	(76,879)	297,915
Inventory	743,378	(2,947,729)
Accounts payable	(245,418)	(4,723,140)
Accrued expenses and other current liabilities	936,099	(1,051,080)
Due to related parties	(993)	143,631
Customer deposits	(2,290,511)	3,776,570
Undistributed revenues and royalties	(83,480)	1,476,856
Net cash used in operating activities	(4,961,874)	(2,108,542)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	3,590,000
Investment in and acquisition of oil and gas properties	-	(9,813)
Proceeds from sale of fixed assets	-	76,310
Acquisition of fixed assets	(133,373)	(46,554)
Cash acquired on Merger	154,955	-
Collection of notes receivable	-	3,000,000
Net cash provided by investing activities	21,582	6,609,943

Cash flows from financing activities:
Repayment of long-term debt	(373,069)	(8,477,664)
Proceeds of long-term debt	4,000,000	-
Proceeds from (repayment of) non-interest-bearing advances from Camber	(2,120,000)	2,722,300
Advances from bank credit facility	1,213,441	2,995,017
Issuance of promissory notes	291,675	-
Net cash provided by (used in) financing activities	3,012,047	(2,760,347)

Effect of exchange rates on cash	121,495	(306,835)

Net increase (decrease) in cash	(1,806,750)	1,434,219
Cash, beginning of period	3,239,349	3,467,938

Cash, end of period	$1,432,599	$4,902,157
Supplemental Cash Flow Information:
Cash paid for:
Interest	$421,754	$494,862
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Issuance of shares on conversion of debt	$3,832,273	$-
Amortization of right-of-use asset and lease liability	$945,943	$948,870
Issuance of shares for purchase of VIE interests	$-	$2,250,000
Issuance of preferred shares for purchase of VIE interest	$-	$4,750,000
Contingent obligation associated with acquisition of VIE interests	$-	$1,435,757
Issuance of warrants for services	-	$778,204

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAMBER ENERGY, INC. Consolidated Statements of Changes in Stockholders’ Equity (Restated) (Unaudited)

For the nine months ended September 30, 2023

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional	Accumulated Other			Total
	Series A		Series C		Series G		Series H		Common Stock		Paid-in	Comprehensive	(Accumulated	Noncontrolling
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest

Balances at December 31, 2022	28,092	$28					475	$5	44,852,611	$44,853	$127,757,269	$(425,677)	$(122,187,673)	$10,176,510	$15,365,315

Common shares issued on exercise of warrants									3,849,306	3,849	(3,849)				-
Reverse merger adjustment			49	1	5,272	5			32,876,514	32,876	(4,428,916)				(4,396,034)
Common shares issued on conversion of debt									9,625,905	9,626	6,506,430				6,516,056
Common shares issued on conversion of Series H preferred stock							(200)	(2)	3,333,333	3,333	(3,331)				-
Common shares issued on conversion of Series C preferred stock			(19)	-					1,093,358	1,094	(1,094)				-
Common shares issued on true-up of Series C preferred stock									11,900,223	11,900	4,246,069				4,257,969
Foreign currency translation adjustment												121,495			121,495
Net loss													(10,719,328)	(66,355)	(10,785,683)
Balances at September 30, 2023	28,092	$28	30	$1	5,272	$5	275	$3	107,531,250	$107,531	$134,072,578	$(304,182)	$(132,907,001)	$10,110,155	$11,079,118

For the nine months ended September 30, 2022

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional	Accumulated Other			Total
	Series A		Series C		Series G		Series H		Common Stock		Paid-in	Comprehensive	(Accumulated	Noncontrolling
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest

Balances at December 31, 2021	28,092	$28							41,102,609	$41,103	$120,316,152	$(177,981)	$(106,760,344)	$4,609,271	$18,028,229

Rounding difference									2
Shares issued in acquisition of membership interest in Viking Ozone, LLC									3,333,333	3,333	1,996,667			2,420,189	4,420,189
Shares issued in acquisition of membership interest in Viking Sentinel, LLC									416,667	417	232,917			224,184	457,518
Shares issued in acquisition of membership interest in Viking Protection, LLC							475	5			4,433,329			4,686,542	9,119,876
Adjustment to acquisition of Simson-Maxwell														167,254	167,254
Warrants issued for services											778,204				778,204
Foreign currency translation adjustment												(306,835)			(306,835)
Net loss													(13,563,083)	(1,132,628)	(14,695,711)
Balances at September 30, 2022	28,092	$28	-	$-	-	$-	475	$5	44,852,611	$44,853	$127,757,269	$(484,816)	$(120,323,427)	$10,974,812	$17,968,724

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

Note 3. Going Concern

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(10,785,683) for the nine months ended September 30, 2023, as compared to a net loss of $(14,695,711) for the nine months ended September 30, 2022. The loss for the nine months ended September 30, 2023, was comprised of, among other things, certain non-cash items, including:  (i) change in fair value of derivative liability of $5,803,791; (ii) loss on extinguishment of debt of $605,507; (iii) amortization of debt discount of $873,776; (iv) depreciation, depletion and amortization of $698,061; and (v) accretion of asset retirement obligation of $67,599.

As of September 30, 2023, the Company had a stockholders’ equity of $11,079,118, long-term debt of $38,849,855 and a working capital deficiency of $9,451,778. The largest components of current liabilities creating this working capital deficiency is drawings by Simson-Maxwell against its bank credit facility of $4,324,791, accrued interest on notes payable to Discover of $4,594,469 and a derivative liability of $3,319,210.

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

In January 2022, Viking acquired a 51% ownership interest in Viking Ozone, and in February 2022, Viking acquired a 51% ownership interest in both Viking Sentinel and Viking Protection. These entities were formed to facilitate the monetization of acquired intellectual properties (see Note 8). These entities are variable interest entities in which the Company owns a controlling financial interest; consequently, these entities are also consolidated.

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

14

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

n) Intangible Assets

Intangible assets include amounts related to the Company’s license agreement with ESG Clean Energy, LLC, and its investments in Viking Ozone, LLC, Viking Protection Systems, LLC and Viking Sentinel, LLC. Additionally, as part of the acquisition of Simson-Maxwell, Viking identified intangible assets consisting of Simson-Maxwell’s customer relationships and its brand. These intangible assets are described in detail in Note 8.

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

w) Subsequent events

The Company has evaluated all subsequent events from September 30, 2023 through November 14, 2023 the filing date of the Original Report (see Note 17).

Note 5. Restatement of Previously Issued Financial Statements

As discussed in Note 6, the Merger was deemed to be a reverse merger for accounting purposes. As a result, the Company previously valued Camber’s investment in the common stock it held in Viking at the Merger date at book value as the Company believed it could not write up the value of its own shares as part of the transaction. This book value investment was then eliminated upon consolidation.

The Company has concluded that this investment should rather be recorded at fair value at the Merger date.  This investment is accordingly then treated as an acquisition of stock and classified as a reduction of stockholders’ equity.  The Company has restated its consolidated financial statements for the periods subsequent to the Merger to reflect this change.

The restatement results in a reduction in goodwill arising from the merger and a corresponding reduction in Stockholders’ Equity in the consolidated balance sheet.  For the three and nine months ended September 30, 2023, the restatement reduces the net loss and net loss per share on the consolidated statement of operations as there is no longer the goodwill impairment charge previously recognized at September 30, 2023. The restatement is a non-cash adjustment and does not impact the cash flows of the Company.

The table below sets forth the changes to the consolidated balance sheet as of September 30, 2023:

	As Previously Reported	Adjustments	As Restated
ASSETS
Total current assets	17,944,854	-	17,944,854

Total oil and gas properties, net	2,595,847	-	2,595,847

Fixed assets, net	1,604,257	-	1,604,257
Right of use assets, net	3,411,385	-	3,411,385
ESG Clean Energy license, net	4,346,245	-	4,346,245
Other intangibles - Simson Maxwell, net	3,129,136	-	3,129,136
Other intangibles - Variable Interest Entities	15,433,340	-	15,433,340
Goodwill	52,970,485	(18,110,074)	34,860,411	(1)(2)
Due from related parties	326,053	-	326,053
Deposits and other assets	10,300	-	10,300
TOTAL ASSETS	101,771,902	(18,110,074)	83,661,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
TOTAL LIABILITIES	72,582,710	-	72,582,710

STOCKHOLDERS’ EQUITY
Preferred stock Series A	28	-	28
Preferred stock Series C	1	-	1
Preferred stock Series G	5	-	5
Preferred stock Series H	3	-	3
Common stock	107,531	-	107,531
Additional paid-in capital	166,669,397	(32,596,819)	134,072,578	(1)
Accumulated other comprehensive loss	(304,182)	-	(304,182)
Accumulated deficit	(147,393,746)	14,486,745	(132,907,001	)(2)
Parent’s stockholders’ equity in Camber	19,079,037	(18,110,074)	968,963
Non-controlling interest	10,110,155	-	10,110,155
TOTAL STOCKHOLDERS’ EQUITY	29,189,192	(18,110,074)	11,079,118
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	101,771,902	(18,110,074)	83,661,828

(1)	Reduction of goodwill and additional paid-in capital due to change in valuation of Camber's equity investment in Viking at merger date to fair value
(2)	Reversal of goodwill impairment charge.

The table below sets forth the changes to the consolidated statement of operations for the three and nine months ended September 30, 2023:

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue	$10,131,070	$-	$10,131,070	$24,407,583	$-	$24,407,583

Operating expenses	10,674,454	-	10,674,454	27,621,176	-	27,621,176

Loss from operations	(543,384)	-	(543,384)	(3,213,593)	-	(3,213,593)

Other income (expense)
Interest expense, net	(421,348)	-	(421,348)	(757,503)	-	(757,503)
Amortization of debt discount	(608,002)	-	(608,002)	(873,776)	-	(873,776)
Change in fair value of derivative liability	(5,986,536)	-	(5,986,536)	(5,803,791)	-	(5,803,791)
Loss on extinguishment of debt	(442,203)	-	(442,203)	(605,507)	-	(605,507)
Goodwill impairment	(14,486,745)	14,486,745	-	(14,486,745)	14,486,745	- (2)
Other income	124,130	-	124,130	468,487	-	468,487
Total other expense, net	(21,820,704)	14,486,745	(7,333,959)	(22,058,835)	14,486,745	(7,572,090)

Net loss before income taxes	(22,364,088)	14,486,745	(7,877,343)	(25,272,428)	14,486,745	(10,785,683)
Income tax benefit (expense)	-	-	-	-	-	-
Net loss	(22,364,088)	14,486,745	(7,877,343)	(25,272,428)	14,486,745	(10,785,683)
Net income (loss) attributable to non-controlling interest	298,220	-	298,220	(66,355)	-	(66,355)
Net loss attributable to Camber Energy, Inc.	$(22,662,308)	$14,486,745	$(8,175,563)	$(25,206,073)	$14,486,745	$(10,719,328)
Loss per share of common stock
Basic and Diluted	$(0.28)	$0.18	$(0.10)	$(0.43)	$0.25	$(0.18)
Weighted average number of shares of common stock outstanding
Basic and Diluted	81,321,320	-	81,321,320	58,140,435	-	58,140,435

(2)	Reversal of goodwill impairment charge.

The table below sets forth the changes to the consolidated statement of cash flows for the nine months ended September 30, 2023:

	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	(25,272,428)	14,486,745	(10,785,683	) (2)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative liability	5,803,791	-	5,803,791
Depreciation, depletion and amortization	698,061	-	698,061
Amortization of operational right-of-use assets	12,326	-	12,326
Accretion – asset retirement obligation	67,599	-	67,599
Amortization of debt discount	873,776	-	873,776
Loss on extinguishment of debt	605,507	-	605,507
Goodwill impairment	14,486,745	(14,486,745)	-	(2)
Changes in operating assets and liabilities
Accounts receivable	(1,219,447)	-	(1,219,447)
Prepaids and other current assets	(76,879)	-	(76,879)
Inventory	743,378	-	743,378
Accounts payable	(245,418)	-	(245,418)
Accrued expenses and other current liabilities	936,099	-	936,099
Due to related parties	(993)	-	(993)
Customer deposits	(2,290,511)	-	(2,290,511)
Undistributed revenues and royalties	(83,480)	-	(83,480)
Net cash used in operating activities	(4,961,874)	-	(4,961,874)

Net cash provided by investing activities	21,582	-	21,582

Net cash provided by (used in) financing activities	3,012,047	-	3,012,047

Effect of exchange rates on cash	121,495	-	121,495

Net increase (decrease) in cash	(1,806,750)	-	(1,806,750)
Cash, beginning of period	3,239,349		3,239,349
Cash, end of period	1,432,599	-	1,432,599

(2)	Reversal of goodwill impairment charge.

The table below sets forth the changes to the consolidated statement of changes in Stockholders’ Equity for the nine months ended September 30, 2023:

	Additional Paid In Capital				Accumulated Deficit
	As Previously Reported	Adjustments	As Restated		As Previously Reported	Adjustments	As Restated

Balances at December 31, 2022	127,757,269	-	127,757,269		(122,187,673)	-	(122,187,673)

Common shares issued on exercise of warrants	(3,849)	-	(3,849)		-	-	-
Reverse merger adjustment	28,167,903	(32,596,819)	(4,428,916	)(1)	-	-	-
Common shares issued on conversion of debt	6,506,430	-	6,506,430		-	-	-
Common shares issued on conversion of Series H preferred stock	(3,331)	-	(3,331)		-	-	-
Common shares issued on conversion of Series C preferred stock	(1,094)	-	(1,094)		-	-	-
Common shares issued on true-up of Series C preferred stock	4,246,069	-	4,246,069		-	-	-
Foreign currency translation adjustment	-	-	-		-	-	-
Net loss	-	-	-		(25,206,073)	14,486,745	(10,719,328	)(2)

Balances at September 30, 2023	166,669,397	(32,596,819)	134,072,578		(147,393,746)	14,486,745	(132,907,001)

(1)	Reduction of goodwill and additional paid-in capital due to change in valuation of Camber's equity investment in Viking at merger date to fair value.
(2)	Reversal of goodwill impairment charge.

Note 6. Merger of Camber Energy, Inc. and Viking Energy Group, Inc.

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

The consideration transferred was allocated to the assets acquired and liabilities assumed of Camber based upon their estimated fair values as of the merger closing date, and any excess value of the consideration transferred over the net assets will be recognized as goodwill, as follows:

Consideration transferred	$52,036,151

Net Assets Acquired and Liabilities Assumed (Camber):
Cash	$154,955
Prepaids	247,917
Oil and gas properties	1,475,000
Advances due from Viking	4,452,300
Investment in Viking	56,432,183
Goodwill	34,860,411
Total net assets acquired	97,622,766

Accounts payable	$1,628,669
Accrued expenses and other current liabilities	253,353
Derivative liability	3,540,036
Long term debt	40,099,510
Asset retirement obligations	65,047
Total net liabilities assumed	45,586,615

Total Net Assets Acquired and Liabilities Assumed	$52,036,151

Note 7. Oil and Gas Properties

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

During the three months ended September 30, 2023, the Company recorded an addition to oil and gas properties of $1,475,000 related to the merger with Camber (see Note 6).

Note 8. Intangible Assets

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

Note 9. Intangible Assets - Variable Interest Entity Acquisitions (VIE’s)

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

Note 10. Related Party Transactions

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

Note 11. Noncontrolling Interests

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

Note 12. Long-Term Debt and Other Short-Term Borrowings

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

Note 13. Derivative Liability

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

Note 14. Equity

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

Note 15. Commitments and Contingencies

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

Information related to our reportable segments and our consolidated results for the nine months ended September 30, 2023 is presented below.

	Nine Months Ended September 30, 2023
	Oil and Gas	Power Generation	Total
Loss from Operations is as follows:

Revenue	$705,230	$23,702,353	$24,407,583

Operating expenses
Cost of goods	-	16,256,686	16,256,686
Lease operating costs	534,123	-	534,123
General and administrative	2,901,072	7,163,635	10,064,707
Stock based compensation	-	-	-
Accretion - ARO	67,599	-	67,599
Depreciation, depletion and amortization	398,722	299,339	698,061

Total operating expenses	3,901,516	23,719,660	27,621,176

Loss from operations	$(3,196,286)	$(17,307)	$(3,213,593)

Assets

Segment assets	$4,377,462	$24,644,370	$29,021,832
Corporate and unallocated assets			54,639,996

Total Consolidated Assets			$83,661,828

	Nine Months Ended September 30, 2022
	Oil and Gas	Power Generation	Total

Loss from Operations is as follows:

Revenue	$3,666,726	$14,999,542	$18,666,268

Operating expenses
Cost of goods	-	9,871,239	9,871,239
Lease operating costs	1,429,847	-	1,429,847
General and administrative	3,570,740	7,637,677	11,208,417
Stock based compensation	1,614,334	-	1,614,334
Accretion - ARO	107,869	-	107,869
Depreciation, depletion and amortization	1,022,643	304,018	1,326,661

Total operating expenses	7,745,433	17,812,934	25,558,367

Loss from operations	$(4,078,707)	$(2,813,392)	$(6,892,099)

Assets

Segment assets	$4,732,923	$23,919,207	$28,652,130
Corporate and unallocated assets			22,329,188

Total Consolidated Assets			$50,981,318

Note 17. Subsequent Events

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

Going Concern Qualification

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(10,785,683) for the nine months ended September 30, 2023, as compared to a net loss of $(14,695,711) for the nine months ended September 30, 2022. The loss for the nine months ended September 30, 2023, was comprised of, among other things, certain non-cash items, including: (i) change in fair value of derivative liability of $5,803,791; (ii) loss on extinguishment of debt of $605,507; (iii) amortization of debt discount of $873,776; (iv) depreciation, depletion and amortization of $698,061; and (v) accretion of asset retirement obligation of $67,599.

As of September 30, 2023, the Company had a stockholders’ equity of $11,079,118, long-term debt of $38,849,855 and a working capital deficiency of $9,451,778. The largest components of current liabilities creating this working capital deficiency is drawings by Simson-Maxwell against its bank credit facility of $4,324,791, accrued interest on notes payable to Discover of $4,594,469 and a derivative liability of $3,319,210.

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

Other Income (Expense)

The Company had other expense, net, of $(7,333,959) for the three months ended September 30, 2023, as compared to other expense of $(7,867,526) for the three months ended September 30, 2022. Interest expense, debt discount amortization, loss on extinguishment of debt and change in fair value of derivative liability all increased during the quarter, but these increases were offsetby the loss on sale of oil and gas assets of $7,744,680 recorded during the corresponding prior year three-month period.

Net Loss

The Company had a net loss of $(7,877,343) during the three-month period ended September 30, 2023, compared with a net loss of $(10,680,687) for the three-month period ended September 30, 2022.

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

Other Income (Expense)

The Company had other expense, net, of $(7,572,090) for the nine months ended September 30, 2023, as compared to other expense of $(7,803,612) for the nine months ended September 30, 2022.  Interest expense, debt discount amortization, loss on extinguishment of debt and change in fair value of derivative liability all increased during the quarter, but these increases were offset by the loss on sale of oil and gas assets of $7,744,680 recorded during the corresponding prior year nine-month period.

Net Loss

The Company had a net loss of $(10,785,683) during the nine-month period ended September 30, 2023, compared with a net loss of $(14,695,711) for the nine-month period ended September 30, 2022.

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

CAMBER ENERGY, INC. (Registrant)

/s/ James Doris	Date: August 26, 2024
Principal Executive Officer

/s/ John McVicar	Date: August 26, 2024
Principal Financial and Accounting Officer

