Form 10-K/A
period 2023-12-31
CAMBER ENERGY, INC.
filed 2024-08-26
CIK 1309082

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

Commission File Number: 001-32508

CAMBER ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2660243
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Greenway Plaza, Suite 1100, Houston, Texas	77046
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (281) 404-4387

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	CEIN	OTC Pink Market

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

There were 229,136,858 shares of the registrant’s common stock outstanding as of August 26, 2024.

Documents incorporated by reference: None.

Explanatory Note

Camber Energy, Inc. (the “Company”) is filing this Annual Report on Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2024 (“Original Report”) to restate the Company’s consolidated financial statements and related notes (collectively, the “financial statements” or “Financial Statements”) for the fiscal year ended December 31, 2023. This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

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

Going Concern Qualification

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(18,535,067) for the year ended December 31, 2023, as compared to a net loss of $(17,358,259) for the year ended December 31, 2022. The loss for the year ended December 31, 2023, was comprised of, among other things, certain non-cash items, including: (i) change in fair value of derivative liability of $9,150,459; (ii) loss on extinguishment of debt of $605,507; (iii) amortization of debt discount of $1,711,518; (iv) depreciation, depletion and amortization of $1,002,562; (v) impairment of oil and gas and intangible assets of $1,016,760; and (vi) accretion of asset retirement obligation of $155,463.

As of December 31, 2023, the Company had a stockholders’ equity of $6,187,659, long-term debt, net of current portion, of $39,971,927 and a working capital deficiency of $12,142,644. The largest components of current liabilities creating this working capital deficiency is drawings by Simson-Maxwell against its bank credit facility of $3,365,995, accrued interest on notes payable to Discover of $5,052,487 and a derivative liability of $3,863,321.

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

Other Income and Expense

The Company recorded other expense of $11,540,702 for the year ended December 31, 2023 as compared to $7,684,087 for the year ended December 31, 2022, an increase of $3,856,615. This increase was driven by (i) higher interest expense due to the assumption of debt following the Merger; (ii) change in the fair value of derivative liabilities acquired at the Merger date, and; (iii) higher debt discount amortization.

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

Restatement

As discussed in Note 5 to the consolidated financial statements, the 2023 consolidated financial statements have been restated to correct a misstatement.

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

F-1

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

F-2

•

Goodwill Impairment Assessment: The Company assesses goodwill for impairment annually during the fourth quarter or more frequently when events or changes in circumstances indicate that impairment may exist. Reporting units are tested for impairment by comparing the fair value of each reporting unit with it carrying amount. Management uses a market capitalization approach to estimate the fair value of reporting unit. During the third quarter of 2023, the Company identified a triggering event. The Company performed an impairment test of the reporting unit as of September 30, 2023, and concluded the fair value of the reporting unit was less than the carrying amount. The Company recognized an impairment charge of approximately $14,486,745 during the year ended December 31, 2023.

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

F-3

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

Dallas, Texas

March 22, 2024, except for the restatement paragraph above, and Notes 3, 5, 6, and 17 as to which the date is August 26, 2024

Turner, Stone & Company, L.L.P.

Accountants and Consultants

12700 Park Central Drive, Suite 1400

Dallas, Texas 75251

Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665

Toll Free: 877-853-4195

Web site: turnerstone.com

INTERNATIONALASSOCIATIONOF ACCOUNTANTS AND AUDITORS

CAMBER ENERGY, INC.

CONSOLIDATED BALANCE SHEETS (Restated)

	At December 31,
	2023	2022

ASSETS
Current assets:
Cash	$906,060	$3,239,349
Accounts receivable, net	8,545,449	5,276,622
Inventory, net	9,795,969	10,276,662
Prepaids and other current assets	406,358	158,107
Total current assets	19,653,836	18,950,740

Oil and gas properties, full cost method
Proved oil and gas properties, net	1,083,576	1,285,918
Total oil and gas properties, net	1,083,576	1,285,918

Fixed assets, net	1,639,759	1,716,200
Right of use assets, net	3,900,632	4,357,328
ESG Clean Energy license, net	4,268,437	4,577,131
Other intangibles - Simson Maxwell, net	2,417,145	3,254,600
Other intangibles - Variable Interest Entities	15,433,340	15,433,340
Goodwill	34,860,411	-
Due from related parties	334,437	327,132
Deposits and other assets	10,300	10,300
TOTAL ASSETS	$83,601,873	$49,912,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,759,819	$3,905,247
Accrued expenses and other current liabilities	10,993,350	1,248,301
Customer deposits	2,769,486	5,447,025
Due to Parent	-	6,572,300
Undistributed revenues and royalties	1,633,838	2,378,739
Current portion of operating lease liability	1,357,653	1,304,047
Due to related parties	643,121	629,073
Current portion of notes payable - related parties	407,154	56,916
Bank indebtedness - credit facility	3,365,995	3,111,350
Derivative liability	3,863,321	-
Current portion of long-term debt - net of discount	2,743	637,335
Total current liabilities	31,796,480	25,290,333
Long term debt - net of current portion and debt discount	39,971,927	2,106,281
Notes payable - related parties - net of current portion	578,863	627,153
Operating lease liability, net of current portion	2,588,287	3,160,654
Contingent obligations	1,435,757	1,435,757
Asset retirement obligation	1,042,900	1,927,196
TOTAL LIABILITIES	77,414,214	34,547,374

Commitments and contingencies (Note 14)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock Series A, $0.001 par value, 50,000 shares authorized, 28,092 shares issued and outstanding as of December 31, 2023 and 2022	28	28
Preferred stock Series C, $0.001 per value, 5,200 shares authorized, 30 shares issued and outstanding as of December 31, 2023. Liquidation preference of $1,033,950.	1	-
Preferred stock Series G, $0.001 par value, 25,000 authorized, 5,272 shares issued and outstanding as of December 31, 2023. No liquidation preference.	5	-
Preferred stock Series H, $0.001 par value, 2,075 shares authorized, 275 and 475 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	3	5
Common stock, $0.001 par value, 500,000,000 shares authorized, 119,301,921 and 44,852,611 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	119,302	44,853
Additional paid-in capital	136,863,364	127,757,269
Accumulated other comprehensive loss	(248,814)	(425,677)
Accumulated deficit	(140,350,893)	(122,187,673)
Parent’s stockholders’ equity in Camber	(3,617,004)	5,188,805
Non-controlling interest	9,804,663	10,176,510
TOTAL STOCKHOLDERS’ EQUITY	6,187,659	15,365,315
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,601,873	$49,912,689

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Restated)

	Year Ended December 31,
	2023	2022
Revenue
Power generation units and parts	$18,631,593	$9,000,562
Service and repairs	12,380,706	11,053,476
Oil and gas	1,042,024	3,984,122
Total revenue	32,054,323	24,038,160

Operating expenses
Cost of goods sold	21,340,506	13,627,457
Lease operating costs	658,505	1,633,765
General and administrative	14,874,892	14,830,317
Stock based compensation	-	1,614,334
Impairment of oil and gas properties	347,050	-
Impairment of intangible assets	669,710	451,772
Depreciation, depletion & amortization	1,002,562	1,499,166
Accretion - asset retirement obligation	155,463	55,521
Total operating expenses	39,048,688	33,712,332

Loss from operations	(6,994,365)	(9,674,172)

Other income (expense)
Interest expense	(1,408,096)	(638,346)
Amortization of debt discount	(1,711,518)	(99,695)
Change in fair value of derivative liability	(9,150,459)	-
(Loss) gain on disposal of membership interests and assets	854,465	(7,747,347)
Loss on extinguishment of debt	(605,507)	-
Interest and other income	480,413	801,301
Total other expense, net	(11,540,702)	(7,684,087)

Net loss before income taxes	(18,535,067)	(17,358,259)
Income tax benefit (expense)	-	-
Net loss	(18,535,067)	(17,358,259)
Net loss attributable to non-controlling interest	(371,847)	(1,930,930)
Net loss attributable to Camber Energy, Inc.	$(18,163,220)	$(15,427,329)

Loss per common share, basic and diluted	$(0.25)	$(0.35)
Weighted average number of common shares outstanding, basic and diluted	71,380,635	44,645,990

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Restated)

	Year Ended December 31,
	2023	2022

Net loss	$(18,535,067)	$(17,358,259)
Foreign currency translation adjustment	176,863	(247,696)

Total comprehensive loss	(18,358,204)	(17,605,955)

Less comprehensive loss attributable to non-controlling interest
Loss attributable to non-controlling interest	(371,847)	(1,930,930)
Foreign currency translation adjustment attributable to non-controlling interest	69,861	(97,840)

Comprehensive loss attributable to non-controlling interest	(301,986)	(2,028,770)

Comprehensive loss attributable to Camber Energy, Inc.	$(18,056,308)	$(15,577,185)

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (Restated)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional	Accumulated Other			Total
	Series A		Series C		Series G		Series H		Common Stock		Paid-in	Comprehensive	(Accumulated	Noncontrolling	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity

Balances at December 31, 2022	28,092	$28	-	-	-	-	475	$5	44,852,611	$44,853	$127,757,269	$(425,677)	$(122,187,673)	$10,176,510	$15,365,315

Common shares issued on exercise of warrants	-	-	-	-	-	-	-	-	3,849,306	3,849	(3,849)	-	-	-	-
Reverse merger adjustment	-	-	49	1	5,272	5	-	-	32,876,514	32,876	(4,428,916)	-	-	-	(4,396,034)
Common shares issued on conversion of debt	-	-	-	-	-	-	-	-	9,625,905	9,626	6,506,430	-	-	-	6,516,056
Common shares issued on conversion of Series H preferred stock	-	-	-	-	-	-	(200)	(2)	3,333,333	3,333	(3,331)	-	-	-	-
Common shares issued on conversion of Series C preferred stock	-	-	(19)	-	-	-	-	-	1,093,358	1,094	(1,094)	-	-	-	-
Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	23,670,894	23,671	7,036,855	-	-	-	7,060,526
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	176,863	-	-	176,863
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(18,163,220)	(371,847)	(18,535,067)

Balances at December 31, 2023	28,092	$28	30	$1	5,272	$5	275	$3	119,301,921	$119,302	$136,863,364	$(248,814)	$(140,350,893)	$9,804,663	$6,187,659

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional	Accumulated Other			Total
	Series A		Series C		Series G		Series H		Common Stock		Paid-in	Comprehensive	(Accumulated	Noncontrolling	Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity

Balances at December 31, 2021	28,092	$28	-	-	-	-	-	-	41,102,609	$41,103	$120,316,152	$(177,981)	$(106,760,344)	$4,609,271	$18,028,229

Rounding difference	-	-	-	-	-	-	-	-	2	-	-	-	-	-	-
Shares issued in acquisition of membership interest in Viking Ozone, LLC	-	-	-	-	-	-	-	-	3,333,333	3,333	1,996,667	-	-	2,420,189	4,420,189
Shares issued in acquisition of membership interest in Viking Sentinel, LLC	-	-	-	-	-	-	-	-	416,667	417	232,917	-	-	224,184	457,518
Shares issued in acquisition of membership interest in Viking Protection, LLC	-	-	-	-	-	-	475	5	-	-	4,433,329	-	-	4,686,542	9,119,876
Adjustment to acquisition of Simson-Maxwell	-	-	-	-	-	-	-	-	-	-	-	-	-	167,254	167,254
Warrants issued for services	-	-	-	-	-	-	-	-	-	-	778,204	-	-	-	778,204
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(247,696)	-	-	(247,696)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(15,427,329)	(1,930,930)	(17,358,259)

Balances at December 31, 2022	28,092	$28	-	$-	-	$-	475	$5	44,852,611	$44,853	$127,757,269	$(425,677)	$(122,187,673)	$10,176,510	$15,365,315

The accompanying notes are an integral part of these consolidated financial statements.

CAMBER ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(18,535,067)	$(17,358,259)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative liability	9,150,459	-
Stock-based compensation	-	1,614,334
Depreciation, depletion and amortization	1,002,562	1,499,166
Accretion – asset retirement obligation	155,463	55,521
Amortization of right-of-use assets	1,318,822	1,356,179
Loss on extinguishment of debt	605,507	-
Amortization of debt discount	1,711,518	99,695
Impairment of intangible assets	669,710	451,772
Impairment of oil and gas assets	347,050	-
Loss (gain) on disposal of membership interests and assets	(854,465)	8,963,372
Bad debt expense	207,582	1,172,000
Foreign currency translation adjustment	176,887	(247,696)
Changes in operating assets and liabilities, net of effects of business combination during the year
Accounts receivable	(3,476,409)	2,332,464
Prepaid expenses and other assets	47,104	456,745
Inventory	480,693	(4,786,227)
Accounts payable	1,225,903	(4,420,222)
Accrued expenses and other current liabilities	5,144,360	(351,908)
Related party payables	6,743	267,074
Customer deposits	(2,677,539)	5,424,010
Operating lease liabilities	(1,304,247)	(1,334,853)
Undistributed revenues and royalties	(744,901)	1,046,457
Net cash used in operating activities	(5,342,265)	(3,760,376)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	751,450	3,590,000
Investment in and acquisition of oil and gas properties	-	(9,813)
Acquisition of fixed assets	(245,258)	(75,923)
Proceeds from sale of fixed assets	-	76,311
Cash acquired on Merger	154,955	-
Collection of notes receivable	-	3,000,000
Net cash provided by investing activities	661,147	6,580,575

Cash flows from financing activities:
Repayment of long-term debt	(373,739)	(8,632,438)
Proceeds on issuance of long-term debt	4,586,923	-
Proceeds from (repayment of) non-interest bearing advances from parent	(2,120,000)	2,472,300
Advances on Simson Maxwell bank credit facility	254,645	3,111,350
Net cash provided by (used in) financing activities	2,347,829	(3,048,788)

Net decrease in cash	(2,333,289)	(228,589)
Cash, beginning of year	3,239,349	3,467,938
Cash, end of year	$906,060	$3,239,349

Cash paid for interest	$526,988	$624,723
Cash paid for taxes	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of shares on conversion of debt	$3,832,273	-
Issuance of shares on true-up of Series C Preferred Stock	$7,060,526	-
Addition of right-of-use asset and lease liability	$785,486	$-
Issuance of shares for purchase of VIE interests	-	$2,250,000
Issuance of preferred shares for purchase of VIE interests	-	$4,750,000
Contingent obligation associated with acquisition of VIE interests	-	$1,435,757
Issuance of warrants for services	-	$778,204

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

Note 3. Going Concern

The Company’s consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(18,535,067) for the year ended December 31, 2023, as compared to a net loss of $(17,358,259) for the year ended December 31, 2022. The loss for the year ended December 31, 2023, was comprised of, among other things, certain non-cash items, including: (i) change in fair value of derivative liability of $9,150,459; (ii) loss on extinguishment of debt of $605,507; (iii) amortization of debt discount of $1,711,518; (iv) depreciation, depletion and amortization of $1,002,562; (v) impairment of oil and gas and intangible assets of $1,016,760, and; (vi) accretion of asset retirement obligation of $155,463.

As of December 31, 2023, the Company had a stockholders’ equity of $6,187,659, long-term debt, net of current, of $39,971,927 and a working capital deficiency of $12,142,644. The largest components of current liabilities creating this working capital deficiency is drawings by Simson-Maxwell against its bank credit facility of $3,365,995, accrued interest on notes payable to Discover of $5,052,487 and a derivative liability of $3,863,321.

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

F-20

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

x) Subsequent events

The Company has evaluated all subsequent events from December 31, 2023 through March 25, 2024,  the filing date of the Original Report (see Note 18).

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

The restatement results in a reduction in goodwill arising from the merger and a corresponding reduction in Stockholders’ Equity in the consolidated balance sheet.  For the year ended December 31, 2023, the restatement reduces the net loss and net loss per share on the consolidated statement of operations as there is no longer the goodwill impairment charge previously recognized at December 31 2023. The restatement is a non-cash adjustment and does not impact the cash flows of the Company.

The table below sets forth the changes to the consolidated balance sheet as of December 31, 2023:

	As Previously Reported	Adjustments	As Restated
ASSETS
Total current assets	19,653,836	-	19,653,836

Total oil and gas properties, net	1,083,576	-	1,083,576

Fixed assets, net	1,639,759	-	1,639,759
Right of use assets, net	3,900,632	-	3,900,632
ESG Clean Energy license, net	4,268,437	-	4,268,437
Other intangibles - Simson Maxwell, net	2,417,145	-	2,417,145
Other intangibles - Variable Interest Entities	15,433,340	-	15,433,340
Goodwill	52,970,485	(18,110,074)	34,860,411	(1) (2)
Due from related parties	334,437	-	334,437
Deposits and other assets	10,300	-	10,300
TOTAL ASSETS	101,711,947	(18,110,074)	83,601,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
TOTAL LIABILITIES	77,414,214	-	77,414,214

STOCKHOLDERS’ EQUITY
Preferred stock Series A	28	-	28
Preferred stock Series C	1	-	1
Preferred stock Series G	5	-	5
Preferred stock Series H	3	-	3
Common stock	119,302	-	119,302
Common stock to be issued
Additional paid-in capital	169,460,183	(32,596,819)	136,863,364	(1)
Accumulated other comprehensive loss	(248,814)	-	(248,814)
Accumulated deficit	(154,837,638)	14,486,745	(140,350,893	) (2)
Parent’s stockholders’ equity in Camber	14,493,070	(18,110,074)	(3,617,004)
Non-controlling interest	9,804,663	-	9,804,663
TOTAL STOCKHOLDERS’ EQUITY	24,297,733	(18,110,074)	6,187,659
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	101,711,947	(18,110,074)	83,601,873

 (1) Reduction of goodwill and additional paid-in capital due to restatement of Camber's equity investment in Viking at merger date to fair value.

 (2) Reversal of goodwill impairment charge.

The table below sets forth the changes to the consolidated statement of operations for the year ended December 31, 2023:

	As Previously Reported	Adjustments	As Restated
Revenue	$32,054,323	$-	$32,054,323

Operating expenses	39,048,688	-	39,048,688

Loss from operations	(6,994,365)	-	(6,994,365)

Other income (expense)
Interest expense, net	(1,408,096)	-	(1,408,096)
Amortization of debt discount	(1,711,518)	-	(1,711,518)
Change in fair value of derivative liability	(9,150,459)	-	(9,150,459)
Net loss on sale of oil and gas properties and fixed assets	854,465	-	854,465
Loss on extinguishment of debt	(605,507)	-	(605,507)
Goodwill impairment	(14,486,745)	14,486,745	- (2)
Other income	480,413		480,413
Total other expense, net	(26,027,447)	14,486,745	(11,540,702)

Net loss before income taxes	(33,021,812)	14,486,745	(18,535,067)
Income tax benefit (expense)	-		-
Net loss	(33,021,812)	14,486,745	(18,535,067)
Net income (loss) attributable to non-controlling interest	(371,847)		(371,847)
Net loss attributable to Camber Energy, Inc.	$(32,649,965)	$14,486,745	$(18,163,220)
Loss per share of common stock
Basic and Diluted	$(0.46)	$0.21	$(0.25)
Weighted average number of shares of common stock outstanding
Basic and Diluted	71,380,635		71,380,635

(2) Reversal of goodwill impairment charge.

The table below sets forth the changes to the consolidated statement of cash flows for the year ended December 31, 2023:

	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	(33,021,812)	14,486,745	(18,535,067	) (2)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative liability	9,150,459	-	9,150,459
Stock based compensation	-	-	-
Depreciation, depletion and amortization	1,002,562	-	1,002,562
Accretion - asset retirement obligations	155,463	-	155,463
Amortization of operational right-of-use assets	1,318,822	-	1,318,822
Loss on extinguishment of debt	605,507	-	605,507
Amortization of debt discount	1,711,518	-	1,711,518
Goodwill impairment	14,486,745	(14,486,745)	-	(2)
Impairment of intangible assets	669,710		669,710
Impairment of oil and gas assets	347,050		347,050
Loss (gain) on disposal of membership interests	(854,465)	-	(854,465)
Bad debt expense	207,582		207,582
Foreign currency translation adjustment	176,887		176,887
Changes in operating assets and liabilities
Accounts receivable	(3,476,409)	-	(3,476,409)
Prepaids and other current assets	47,104	-	47,104
Inventory	480,693	-	480,693
Accounts payable	1,225,903	-	1,225,903
Accrued expenses and other current liabilities	5,144,360	-	5,144,360
Due to related parties	6,743	-	6,743
Customer deposits	(2,677,539)	-	(2,677,539)
Operating lease liabilities	(1,304,247)		(1,304,247)
Undistributed revenues and royalties	(744,901)	-	(744,901)
Net cash used in operating activities	(5,342,265)	-	(5,342,265)

Net cash provided by investing activities	661,147	-	661,147

Net cash provided by (used in) financing activities	2,347,829	-	2,347,829

Net increase (decrease) in cash	(2,333,289)	-	(2,333,289)
Cash, beginning of period	3,239,349		3,239,349
Cash, end of period	906,060	-	906,060

(2) Reversal of goodwill impairment charge.

The table below sets forth the changes to the consolidated statement of changes in Stockholders’ Equity for the year ended December 31, 2023:

	Additional Paid In Capital				Accumulated Deficit
	As Previously Reported	Adjustments	As Restated		As Previously Reported	Adjustments	As Restated

Balances at December 31, 2022	127,757,269	-	127,757,269		(122,187,673)	-	(122,187,673)

Common shares issued on exercise of warrants	(3,849)	-	(3,849)		-	-	-
Reverse merger adjustment	28,167,903	(32,596,819)	(4,428,916	) (1)	-	-	-
Common shares issued on conversion of debt	6,506,430	-	6,506,430		-	-	-
Common shares issued on conversion of Series H preferred stock	(3,331)	-	(3,331)		-	-	-
Common shares issued on conversion of Series C preferred stock	(1,094)	-	(1,094)		-	-	-
Common shares issued on true-up of Series C preferred stock	7,036,855	-	7,036,855		-	-	-
Foreign currency translation adjustment	-	-	-		-	-	-
Net loss	-	-	-		(32,649,965)	14,486,745	(18,163,220	) (2)

Balances at December 31, 2023	169,460,183	(32,596,819)	136,863,364		(154,837,638)	14,486,745	(140,350,893)

(1) Reduction of goodwill and additional paid-in capital due to restatement of Camber's equity investment in Viking at merger date to fair value.

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

Note 16. Income Taxes

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

Note 17. Business Segment Information and Geographic Data

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

Information related to our reportable segments and our consolidated results for the year ended December 31, 2023 is presented below.

	Year Ended December 31, 2023
	Oil and Gas	Power Generation	Total
Loss from Operations is as follows:

Revenue	$1,042,024	$31,012,299	$32,054,323

Operating expenses
Cost of goods	-	21,340,506	21,340,506
Lease operating costs	658,505	-	658,505
General and administrative	4,864,323	10,010,569	14,874,892
Impairment of oil and gas and intangible assets	347,050	669,710	1,016,760
Depreciation, depletion and amortization	595,360	407,202	1,002,562
Accretion - ARO	155,463	-	155,463

Total operating expenses	6,620,701	32,427,987	39,048,688

Loss from operations	$(5,578,677)	$(1,415,688)	$(6,994,365)

Assets

Segment assets	$6,625,287	$22,414,398	$29,039,685
Corporate and unallocated assets			54,562,188

Total Consolidated Assets			$83,601,873

	Year Ended December 31, 2022
	Oil and Gas	Power Generation	Total

Loss from Operations is as follows:

Revenue	$3,984,122	$20,054,038	$24,038,160

Operating expenses
Cost of goods	-	13,627,457	13,627,457
Lease operating costs	1,633,765	-	1,633,765
General and administrative	4,245,434	10,584,883	14,830,317
Stock based compensation	1,614,334	-	1,614,334
Impairment of intangible assets	-	451,772	451,772
Depreciation, depletion and amortization	1,104,240	394,926	1,499,166
Accretion - ARO	55,521	-	55,521

Total operating expenses	8,653,294	25,059,038	33,712,332

Loss from operations	$(4,669,172)	$(5,005,000)	$(9,674,172)

Assets

Segment assets	$3,937,839	$25,033,951	$28,971,790
Corporate and unallocated assets			20,940,899

Total Consolidated Assets			$49,912,689

Note 18. Subsequent Events

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

Dated: August 26, 2024

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A Doris	Chief Executive Officer	August 26, 2024
James A. Doris	(Principal Executive Officer)
and Director

/s/ John McVicar	Chief Financial Officer	August 26, 2024
John McVicar	(Principal Financial and Accounting Officer)

/s/ Fred S. Zeidman	Director	August 26, 2024
Fred S. Zeidman

/s/ Robert Green	Director	August 26, 2024
Robert Green

/s/ David Herskovits	Director	August 26, 2024
David Herskovits

EXHIBIT INDEX

Exhibit No.	Description

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