Form 10-Q/A
period 2024-03-31
CAMBER ENERGY, INC.
filed 2024-08-26
CIK 1309082

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

Explanatory Note

Camber Energy, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2024 (“Original Report”) to restate the Company’s consolidated financial statements and related notes (collectively, the “financial statements” or “Financial Statements”) for the three months ended March 31, 2024.  This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.

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

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC. Condensed Consolidated Balance Sheets (Unaudited) (Restated)

	As of March 31, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash	$407,705	$906,060
Accounts receivable, net	5,307,202	8,545,449
Inventory	9,248,846	9,795,969
Prepaids and other current assets	604,346	406,358
Total current assets	15,568,099	19,653,836

Oil and gas properties, full cost method
Proved oil and gas properties, net	-	1,083,576
Total oil and gas properties, net	-	1,083,576

Fixed assets, net	1,616,824	1,639,759
Right of use assets, net	3,972,292	3,900,632
ESG Clean Energy license, net	4,191,475	4,268,437
Other intangibles - Simson Maxwell, net	2,375,324	2,417,145
Other intangibles - Variable Interest Entities	15,433,340	15,433,340
Goodwill	34,860,411	34,860,411
Due from related parties	341,397	334,437
Deposits and other assets	-	10,300
TOTAL ASSETS	$78,359,162	$83,601,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,413,983	$6,759,819
Accrued expenses and other current liabilities	7,435,015	10,993,350
Customer deposits	1,780,890	2,769,486
Undistributed revenues and royalties	1,633,409	1,633,838
Current portion of operating lease liability	1,316,339	1,357,653
Due to related parties	819,801	643,121
Current portion of notes payable - related parties	408,031	407,154
Bank indebtedness - credit facility	3,927,188	3,365,995
Derivative liability	4,077,500	3,863,321
Current portion of long-term debt - net of discount	2,769	2,743
Total current liabilities	29,814,925	31,796,480
Long term debt - net of current portion and debt discount	40,854,502	39,971,927
Notes payable - related parties - net of current portion	541,532	578,863
Operating lease liability, net of current portion	2,701,346	2,588,287
Contingent obligations	1,435,757	1,435,757
Asset retirement obligation	965,042	1,042,900
TOTAL LIABILITIES	76,313,104	77,414,214

Commitments and contingencies (Note 14)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock Series A, $0.001 par value, 50,000 shares authorized, 28,092 shares issued and outstanding as of March 31, 2024 and December 31, 2023	28	28
Preferred stock Series C, $0.001 per value, 5,200 shares authorized, 30 shares issued and outstanding as of March 31, 2024 and December 31, 2023. Liquidation preference of $1,033,950.	1	1
Preferred stock Series G, $0.001 par value, 25,000 authorized, 5,272 shares issued and outstanding as of March 31, 2024 and December 31 2023. Liquidation preference of nil.	5	5
Preferred stock Series H, $0.001 par value, 2,075 shares authorized, 275 shares issued and outstanding as of March 31, 2024 and December 31, 2023.	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 151,940,299 and 119,301,921 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	151,940	119,302
Common stock to be issued on true-up of prior Series C Preferred stock conversions	16,253,757	-
Additional paid-in capital	142,784,797	136,863,364
Accumulated other comprehensive loss	(246,675)	(248,814)
Accumulated deficit	(166,455,904)	(140,350,893)
Parent’s stockholders’ equity in Camber	(7,512,048)	(3,617,004)
Non-controlling interest	9,558,106	9,804,663
TOTAL STOCKHOLDERS’ EQUITY	2,046,058	6,187,659
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,359,162	$83,601,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Operations (Unaudited) (Restated)

	Three Months Ended March 31,
	2024	2023
Revenue
Power generation units and parts	$5,532,120	$2,458,295
Service and repairs	2,693,781	4,540,697
Oil and gas	66,631	245,197
Total revenue	8,292,532	7,244,189

Operating expenses
Cost of goods sold	5,907,762	4,786,631
Lease operating costs	22,349	125,363
General and administrative	3,820,001	3,050,321
Stock based compensation	304,999	-
Depreciation, depletion & amortization	228,799	231,148
Accretion - asset retirement obligation	536	31,382
Total operating expenses	10,284,446	8,224,845

Loss from operations	(1,991,914)	(980,656)

Other income (expense)
Interest expense	(598,313)	(146,671)
Amortization of debt discount	(883,277)	(53,732)
Change in fair value of derivatives	(22,117,007)	(534,607)
Loss on disposal of membership interests	(755,506)	-
Loss on extinguishment of debt	-	(154,763)
Other income (expense)	(5,551)	238,102
Total other expense, net	(24,359,654)	(651,671)

Net loss before income taxes	(26,351,568)	(1,632,327)
Income tax benefit (expense)	-	-
Net loss	(26,351,568)	(1,632,327)
Net loss attributable to non-controlling interest	(246,557)	(80,228)
Net loss attributable to Camber Energy, Inc.	$(26,105,011)	$(1,552,099)

Loss per common share, basic and diluted	$(0.19)	$(0.03)
Weighted average number of common shares outstanding, basic and diluted	139,453,030	44,852,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Comprehensive Loss (Unaudited) (Restated)

	Three Months Ended March 31,
	2024	2023

Net loss	$(26,351,568)	$(1,632,327)
Foreign currency translation adjustment	2,139	62,546

Total comprehensive loss	(26,349,429)	(1,569,781)

Less comprehensive loss attributable to non-controlling interest
Loss attributable to non-controlling interest	(246,557)	(80,228)
Foreign currency translation adjustment attributable to non-controlling interest	845	24,706

Comprehensive loss attributable to non-controlling interest	(245,712)	(55,522)

Comprehensive loss attributable to Camber	$(26,103,717)	$(1,514,259)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Cash Flows (Unaudited) (Restated)

	Three Months Ended
	March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(26,351,568)	$(1,632,327)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative liability	22,117,007	534,607
Stock based compensation	304,999	-
Depreciation, depletion and amortization	228,799	231,148
Amortization of right-of-use assets	587,879	347,699
Accretion – asset retirement obligation	536	31,382
Amortization of debt discount	883,277	53,732
Loss on extinguishment of debt	-	154,763
Net loss on sale of membership interests and assets	755,506	-
Foreign currency translation adjustment	2,139	62,546
Changes in operating assets and liabilities
Accounts receivable	3,238,247	(1,209,543)
Prepaids and other current assets	(187,688)	(107,621)
Inventory	547,123	(137,004)
Accounts payable	1,654,164	1,205,728
Accrued expenses and other current liabilities	(3,558,335)	(430,460)
Due to related parties	169,720	89,042
Customer deposits	(988,596)	249,794
Operating lease liabilities	(587,794)	(342,816)
Undistributed revenues and royalties	(429)	(48,800)
Net cash used in operating activities	(1,185,014)	(948,129)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	205,000	-
Acquisition of fixed assets	(42,404)	(25,726)
Net cash provided by (used in) investing activities	162,596	(25,726)

Cash flows from financing activities:
Repayment of long-term debt	(676)	(157,399)
Proceeds of long-term debt
Proceeds from (repayment of) non-interest-bearing advances from Parent	-	(495,000)
Advances from bank credit facility	561,193	318,135
Repayment of promissory notes, related parties	(36,454)	(13,375)
Net cash provided by (used in) financing activities	524,063	(347,639)

Net decrease in cash	(498,355)	(1,321,494)
Cash, beginning of period	906,060	3,239,349

Cash, end of period	$407,705	$1,917,855
Supplemental Cash Flow Information:
Cash paid for:
Interest	$123,240	$146,671
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Issuance of shares on true-up of Series C Preferred Stock	$5,647,571	$-
Common stock to be issued related to prior conversions of Series C Preferred Stock	16,253,757
Debt discount on modification of debt for conversion feature	$-	$2,144,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2024

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated Other Comprehensive	(Accumulated	Noncontrolling	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity

Balances at December 31, 2023	28,092	$28	30	1	5,272	5	275	$3	119,301,921	$119,302	-	$-	$136,863,364	$(248,814)	$(140,350,893)	$9,804,663	$6,187,659

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	31,138,378	31,138			5,921,433	-	-	-	$5,952,571
Common shares to be issued on true-up of Series C preferred stock											101,585,980	16,253,757					$16,253,757
Common shares issued for services	-	-	-	-	-	-	-	-	1,500,000	1,500			-	-	-	-	$1,500
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-			-	2,139	-	-	$2,139
Net loss	-	-	-	-	-	-	-	-	-	-			-	-	(26,105,011)	(246,557)	$(26,351,568)

Balances at March 31, 2024	28,092	$28	30	$1	5,272	$5	275	$3	151,940,299	$151,940	101,585,980	$16,253,757	$142,784,797	$(246,675)	$(166,455,904)	$9,558,106	$2,046,058

For the three months ended March 31, 2023

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated Other Comprehensive	(Accumulated	Noncontrolling	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity

Balances at December 31, 2022	28,092	$28	-	-	-	-	475	$5	44,852,611	$44,853	-	$-	$127,757,269	$(425,677)	$(122,187,673)	$10,176,510	$15,365,315

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-			-	62,546	-	-	$62,546
Net loss	-	-	-	-	-	-	-	-	-	-			-	-	(1,552,099)	(80,228)	$(1,632,327)

Balances at March 31, 2023	28,092	$28	-	$-	-	$-	475	$5	44,852,611	$44,853	-	$-	$127,757,269	$(363,131)	$(123,739,772)	$10,096,282	$13,795,534

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

As of March 31, 2024, the Company had a stockholders’ equity of $2,046,058, long-term debt, net of current, of $40,854,502 and a working capital deficiency of $14,246,826. The largest components of current liabilities creating this working capital deficiency is drawings by Simson-Maxwell against its bank credit facility of $3,927,188, accrued interest on notes payable to Discover Growth Fund, LLC (“Discover”) of $5,431,823 and a derivative liability of $4,077,500.

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

x) Subsequent events

The Company has evaluated all subsequent events from March 31, 2024 through May 10, 2024, the filing date of the Original Report (see Note 17).

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

The restatement results in a reduction in goodwill arising from the merger and a corresponding reduction in Stockholders’ Equity in the consolidated balance sheet.  The restatement does not have any impact on the statement of operations for the three months ended March 31, 2024. The restatement is a non-cash adjustment and does not impact the cash flows of the Company.

The table below sets forth the changes to the consolidated balance sheet as of March 31, 2024:

	As Previously Reported	Adjustments	As Restated
ASSETS
Total current assets	15,568,099	-	15,568,099

Total oil and gas properties, net	-	-	-

Fixed assets, net	1,616,824	-	1,616,824
Right of use assets, net	3,972,292	-	3,972,292
ESG Clean Energy license, net	4,191,475	-	4,191,475
Other intangibles - Simson Maxwell, net	2,375,324	-	2,375,324
Other intangibles - Variable Interest Entities	15,433,340	-	15,433,340
Goodwill	52,970,485	(18,110,074)	34,860,411	(1)(2)
Due from related parties	341,397	-	341,397
Deposits and other assets	-	-	-
TOTAL ASSETS	96,469,236	(18,110,074)	78,359,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
TOTAL LIABILITIES	76,313,104	-	76,313,104

STOCKHOLDERS’ EQUITY
Preferred stock Series A	28	-	28
Preferred stock Series C	1	-	1
Preferred stock Series G	5	-	5
Preferred stock Series H	3	-	3
Common stock	151,940	-	151,940
Common stock to be issued	16,253,757	-	16,253,757
Additional paid-in capital	175,381,616	(32,596,819)	142,784,797	(1)
Accumulated other comprehensive loss	(246,675)	-	(246,675)
Accumulated deficit	(180,942,649)	14,486,745	(166,455,904	)(2)
Parent’s stockholders’ equity in Camber	10,598,026	(18,110,074)	(7,512,048)
Non-controlling interest	9,558,106	-	9,558,106
TOTAL STOCKHOLDERS’ EQUITY	20,156,132	(18,110,074)	2,046,058
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	96,469,236	(18,110,074)	78,359,162

(1) Reduction of goodwill and additional paid-in capital due to restatement of Camber's equity investment in Viking at merger date to fair value.

(2) Reversal of goodwill impairment charge.

The table below sets forth the changes to the consolidated statement of changes in Stockholders’ Equity for the three months ended March 31, 2024:

	Additional Paid In Capital				Accumulated Deficit
	As Previously Reported	Adjustments	As Restated		As Previously Reported	Adjustments	As Restated

Balances at December 31, 2023	169,460,183	(32,596,819)	136,863,364	(1)	(154,837,638)	14,486,745	(140,350,893	)(2)

Common shares issued on true-up of Series C preferred stock	5,921,433	-	5,921,433		-	-	-
Common shares to be issued on true-up of Series C preferred stock	-	-	-		-	-	-
Common shares issued for services	-	-	-		-	-	-
Foreign currency translation adjustment	-	-	-		-	-	-
Net loss	-	-	-		(26,105,011)	-	(26,105,011)

Balances at March 31, 2024	175,381,616	(32,596,819)	142,784,797		(180,942,649)	14,486,745	(166,455,904)

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

Note 15. Commitments and Contingencies

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

Information related to our reportable segments and our consolidated results for the three months ended March 31, 2024 is presented below.

	Three Months Ended March 31, 2024
	Oil and Gas	Power Generation	Total
Loss from Operations is as follows:

Revenue	$66,631	$8,225,901	$8,292,532

Operating expenses
Cost of goods	-	5,907,762	5,907,762
Lease operating costs	22,349	-	22,349
General and administrative	1,107,671	2,712,330	3,820,001
Stock based compensation	304,999	-	304,999
Accretion - ARO	536	-	536
Depreciation, depletion and amortization	122,584	106,215	228,799

Total operating expenses	1,558,139	8,726,307	10,284,446

Loss from operations	$(1,491,508)	$(500,406)	$(1,991,914)

Assets

Segment assets	$882,020	$22,991,914	$23,873,934
Corporate and unallocated assets			54,485,228

Total Consolidated Assets			$78,359,162

	Three Months Ended March 31, 2023
	Oil and Gas	Power Generation	Total

Loss from Operations is as follows:

Revenue	$245,197	$6,998,992	$7,244,189

Operating expenses
Cost of goods	-	4,786,631	4,786,631
Lease operating costs	125,363	-	125,363
General and administrative	828,479	2,221,842	3,050,321
Stock based compensation	-	-	-
Accretion - ARO	31,382	-	31,382
Depreciation, depletion and amortization	134,535	96,613	231,148

Total operating expenses	1,119,759	7,105,086	8,224,845

Loss from operations	$(874,562)	$(106,094)	$(980,656)

Assets

Segment assets	$3,148,445	$26,151,981	$29,300,426
Corporate and unallocated assets			20,192,137

Total Consolidated Assets			$49,492,563

Note 17. Subsequent Events

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

As of March 31, 2024, the Company had a stockholders’ equity of $2,046,058, long-term debt, net of current, of $40,854,502 and a working capital deficiency of $14,246,826. The largest components of current liabilities creating this working capital deficiency is drawings by Simson-Maxwell against its bank credit facility of $3,927,188, accrued interest on notes payable to Discover of $5,431,823 and a derivative liability of $4,077,500.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three months ended March 31, 2024 and 2023, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the SEC on August 26, 2024.

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

