Form 10-Q
period 2024-06-30
CAMBER ENERGY, INC.
filed 2024-08-26
CIK 1309082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

CAMBER ENERGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBER ENERGY, INC. Condensed Consolidated Balance Sheets (Unaudited)

	As of June 30, 2024	As of December 31, 2023

ASSETS
Current assets:
Cash	$608,033	$906,060
Accounts receivable, net	6,516,988	8,545,449
Inventory	8,466,415	9,795,969
Prepaids and other current assets	606,202	406,358
Total current assets	16,197,638	19,653,836

Oil and gas properties, full cost method
Proved oil and gas properties, net	-	1,083,576
Total oil and gas properties, net	-	1,083,576

Fixed assets, net	1,556,890	1,639,759
Right of use assets, net	4,147,374	3,900,632
ESG Clean Energy license, net	4,114,513	4,268,437
Other intangibles - Simson Maxwell, net	2,333,502	2,417,145
Other intangibles - Variable Interest Entities	15,433,340	15,433,340
Goodwill	34,860,411	34,860,411
Due from related parties	337,937	334,437
Deposits and other assets	-	10,300
TOTAL ASSETS	$78,981,605	$83,601,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,825,213	$6,759,819
Accrued expenses and other current liabilities	8,879,063	10,993,350
Customer deposits	747,951	2,769,486
Undistributed revenues and royalties	1,637,287	1,633,838
Current portion of operating lease liability	1,300,233	1,357,653
Due to related parties	813,427	643,121
Current portion of notes payable - related parties	396,130	407,154
Bank indebtedness - credit facility	4,381,161	3,365,995
Derivative liability	3,202,691	3,863,321
Current portion of long-term debt - net of discount	2,795	2,743
Total current liabilities	31,185,951	31,796,480
Long term debt - net of current portion and debt discount	38,863,179	39,971,927
Notes payable - related parties - net of current portion	528,882	578,863
Operating lease liability, net of current portion	2,892,472	2,588,287
Contingent obligations	1,435,757	1,435,757
Asset retirement obligation	965,042	1,042,900
TOTAL LIABILITIES	75,871,283	77,414,214

Commitments and contingencies (Note 14)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock Series A, $0.001 par value, 50,000 shares authorized, 28,092 shares issued and outstanding as of June 30, 2024 and December 31, 2023	28	28
Preferred stock Series C, $0.001 per value, 5,200 shares authorized, 30 shares issued and outstanding as of June 30, 2024 and December 31, 2023. Liquidation preference of $1,033,950.	1	1
Preferred stock Series G, $0.001 par value, 25,000 authorized, 5,272 shares issued and outstanding as of June 30, 2024 and December 31 2023. Liquidation preference of nil.	5	5
Preferred stock Series H, $0.001 par value, 2,075 shares authorized, nil and 275 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	-	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 200,033,220 and 119,301,921 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	200,033	119,302
Common stock to be issued on true-up of prior Series C Preferred stock conversions	12,748,531	-
Additional paid-in capital	150,172,784	136,863,364
Accumulated other comprehensive loss	(292,002)	(248,814)
Accumulated deficit	(169,181,677)	(140,350,893)
Parent’s stockholders’ equity in Camber	(6,352,297)	(3,617,004)
Non-controlling interest	9,462,619	9,804,663
TOTAL STOCKHOLDERS’ EQUITY	3,110,322	6,187,659
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,981,605	$83,601,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue
Power generation units and parts	$6,553,893	$5,301,911	$12,086,013	$7,760,206
Service and repairs	3,338,200	1,504,204	6,031,981	6,044,901
Oil and gas sales	27,868	226,209	94,499	471,406
	9,919,961	7,032,324	18,212,493	14,276,513
Operating expenses
Cost of goods sold	6,857,221	4,816,339	12,764,983	9,602,970
Lease operating costs	-	200,829	22,349	326,192
General and administrative	4,409,727	3,456,900	8,229,727	6,507,221
Stock based compensation	-	-	305,000	-
Depreciation, depletion and amortization	182,330	229,553	411,129	460,701
Accretion – Asset Retirement Obligation	-	18,256	536	49,638
Total operating expenses	11,449,278	8,721,877	21,733,724	16,946,722

Loss from operations	(1,529,317)	(1,689,553)	(3,521,231)	(2,670,209)

Other income (expense)
Interest expense, net	(548,764)	(191,741)	(1,147,077)	(338,412)
Amortization of debt discount	(844,074)	(212,042)	(1,727,351)	(265,774)
Change in fair value of derivative liability	874,809	717,352	(21,242,198)	182,745
Loss on disposal of membership interests	-	-	(755,506)	-
Loss on extinguishment of debt	(811,132)	(8,541)	(811,132)	(163,304)
Other income	37,218	108,513	31,667	346,615
Total other expense, net	(1,291,943)	413,541	(25,651,597)	(238,130)

Net loss before income taxes	(2,821,260)	(1,276,012)	(29,172,828)	(2,908,339)
Income tax benefit (expense)	-	-	-	-
Net loss	(2,821,260)	(1,276,012)	(29,172,828)	(2,908,339)
Net loss attributable to non-controlling interest	(95,487)	(284,346)	(342,044)	(364,574)
Net loss attributable to Camber Energy, Inc.	$(2,725,773)	$(991,666)	$(28,830,784)	$(2,543,765)
Loss per share of common stock
Basic and Diluted	$(0.02)	$(0.02)	$(0.18)	$(0.05)
Weighted average number of shares of common stock outstanding
Basic and Diluted	177,666,824	47,765,841	158,559,927	46,333,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Net loss	$(2,821,260)	$(1,276,012)	$(29,172,828)	$(2,908,339)
Foreign currency translation adjustment	(45,327)	47,561	(43,188)	110,107

Total comprehensive loss	(2,866,587)	(1,228,451)	(29,216,016)	(2,798,232)

Less comprehensive loss attributable to non-controlling interest
Loss attributable to non-controlling interest	(95,487)	(284,346)	(342,044)	(364,574)
Foreign currency translation adjustment attributable to non-controlling interest	(17,904)	18,786	(17,059)	43,492

Comprehensive loss attributable to non-controlling interest	(113,391)	(265,560)	(359,103)	(321,082)

Comprehensive loss attributable to Camber	$(2,753,196)	$(962,891)	$(28,856,913)	$(2,477,150)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(29,172,828)	$(2,908,339)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative liability	21,242,198	(182,745)
Stock based compensation	305,000	-
Depreciation, depletion and amortization	411,129	460,701
Amortization of right-of-use assets	811,589	687,573
Accretion – asset retirement obligation	536	49,638
Amortization of debt discount	1,727,351	265,774
Loss on extinguishment of debt	811,132	163,304
Net loss on disposal of membership interests and assets	755,506	-
Foreign currency translation adjustment	(43,188)	110,107
Changes in operating assets and liabilities
Accounts receivable	2,028,461	(417,457)
Inventory	1,329,554	328,442
Prepaids and other current assets	(189,544)	(244,655)
Accounts payable	3,065,394	(315,066)
Accrued expenses and other current liabilities	(1,829,257)	(173,064)
Due to related parties	166,806	6,912
Customer deposits	(2,021,535)	24,874
Operating lease liabilities	(811,566)	(677,952)
Undistributed revenues and royalties	3,449	(113,233)
Net cash used in operating activities	(1,409,813)	(2,935,186)

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	205,000	-
Acquisition of fixed assets	(46,016)	(52,393)
Net cash provided by (used in) investing activities	158,984	(52,393)

Cash flows from financing activities:
Repayment of long-term debt	(1,359)	(317,238)
Proceeds of long-term debt	-	1,621,329
Repayment of non-interest-bearing advances from Parent	-	(1,720,000)
Advances from bank credit facility	1,015,166	950,616
Proceeds from (repayment of) promissory notes, related parties	(61,005)	332,087
Net cash provided by financing activities	952,802	866,794

Net decrease in cash	(298,027)	(2,120,785)
Cash, beginning of period	906,060	3,239,349
Cash, end of period	$608,033	$1,118,564
Supplemental Cash Flow Information:
Cash paid for:
Interest	$259,693	$338,412
Income taxes	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Issuance of shares on true-up of Series C Preferred Stock	$9,154,297	$-
Common stock to be issued related to prior conversions of Series C Preferred Stock	$12,748,531	$-
Debt discount on modification of debt for conversion feature	$-	$2,144,068
Issuance of common stock on conversion of debt	$3,645,821	$370,588
Issuance of common stock on conversion of accrued interest on debt	$285,030	$-
Addition of right-of-use asset and lease liability	$1,058,331	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAMBER ENERGY, INC. Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the six months ended June 30, 2024

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated Other Comprehensive	(Accumulated	Noncontrolling	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity

Balances at December 31, 2023	28,092	$28	30	1	5,272	5	275	$3	119,301,921	$119,302	-	$-	$136,863,364	$(248,814)	$(140,350,893)	$9,804,663	$6,187,659

Common shares issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	53,046,041	53,046	-	-	9,101,251	-	-	-	$9,154,297
Common shares to be issued on true-up of Series C preferred stock	-	-	-	-	-	-	-	-	-	-	79,678,317	12,748,531	-	-	-	-	$12,748,531
Common shares issued on conversion of Series H Preferred stock	-	-	-	-	-	-	(275)	(3)	4,583,333	4,583	-	-	(4,580)	-	-	-	$-
Common shares issued on conversion of debt	-	-	-	-	-	-	-	-	19,907,976	19,908	-	-	3,625,913	-	-	-	$3,645,821
Common shares issued on conversion of accrued interest	-	-	-	-	-	-	-	-	1,693,949	1,694	-	-	283,336	-	-	-	$285,030
Common shares issued for services	-	-	-	-	-	-	-	-	1,500,000	1,500	-	-	303,500	-	-	-	$305,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	(43,188)	-	-	$(43,188)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(28,830,784)	(342,044)	$(29,172,828)

Balances at June 30, 2024	28,092	$28	30	$1	5,272	$5	-	$-	200,033,220	$200,033	79,678,317	$12,748,531	$150,172,784	$(292,002)	$(169,181,677)	$9,462,619	$3,110,322

For the six months ended June 30, 2023

	Preferred Stock Series A		Preferred Stock Series C		Preferred Stock Series G		Preferred Stock Series H		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated Other Comprehensive	(Accumulated	Noncontrolling	Total Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	(Loss)	Deficit)	Interest	Equity

Balances at December 31, 2022	28,092	$28	-	-	-	-	475	$5	44,852,611	$44,853	-	$-	$127,757,269	$(425,677)	$(122,187,673)	$10,176,510	$15,365,315

Shares issued on conversion of debt	-	-	-	-	-	-	-	-	588,235	589	-	-	370,000	-	-	-	$370,589
Shares issued on exercise of warrants	-	-	-	-	-	-	-	-	3,849,306	3,849	-	-	(3,849)	-	-	-	$-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	0	-	110,107	-	-	$110,107
Net loss	-	-	-	-	-	-	-	-	-	-	-	0	-	-	(2,543,765)	(364,574)	$(2,908,339)

Balances at June 30, 2023	28,092	$28	-	$-	-	$-	475	$5	49,290,152	$49,291	-	$-	$128,123,420	$(315,570)	$(124,731,438)	$9,811,936	$12,937,672

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

For accounting purposes, the Merger is deemed a reverse acquisition. Consequently, Viking (the legal subsidiary) was treated as the acquiror of Camber (the legal parent). Accordingly, these consolidated financial statements reflect the financial position, operating results, and cash flow of Viking up to the date of the Merger, and the combined financial position, operating results and cash flow of Viking and Camber from August 1, 2023. As a result, the comparative financial information for the six months ended June 30, 2023 is that of Viking.

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

Open Conductor Detection Technologies:

In February 2022, Viking acquired a 51% interest in two entities, Viking Sentinel Technology, LLC (“Viking Sentinel”) and Viking Protection Systems, LLC (“Viking Protection”), that own the intellectual property rights to patented and patent pending proprietary electric transmission and distribution open conductor detection systems. The systems are designed to detect a break in a transmission line, distribution line, or coupling failure, and to immediately terminate the power to the line before it reaches the ground. The technology is intended to increase public safety and reduce the risk of causing an incendiary event, and to be an integral component within grid hardening and stability initiatives by electric utilities to improve the resiliency and reliability of existing infrastructure. A summary of the applicable patents, pending patents and/or patent applications associated with the intellectual property owned by Viking Sentinel and/or Viking Protection as at the date hereof is as follows:

Application #	Description	Application Filed	Notice of Allowance Received	Patent Issued
U.S. No. 17/672,422	Electric Transmission Line Ground Fault Prevention Methods Using Dual, High Sensitivity Monitoring	Yes	Yes	Yes
U.S. No. 17/693,504	Electric Transmission Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring	Yes	Yes	Yes
U.S. No. 17/821,651	Electric Transmission Line Ground Fault Prevention systems using dual parameter monitoring with high sensitivity relay devices in parallel with low sensitivity relay devices	Yes	Yes	Yes
U.S. No. 18/227,670	Electric Transmission Line Ground Fault Prevention Methods Using Multi-Parameter High Sensitivity Monitoring	Yes	Yes	Yes
U.S. No. 17/300,485	End of Line Protection with Trip-Signal Engaging	Yes	Yes	Pending
U.S. No. 17/628,545	End of Line Protection with Blocking	Yes	Pending	Pending
International Application No. PCT/US2024/010627	Electric Transmission Line Ground Fault Prevention Methods Using Multi-Parameter High Sensitivity Monitoring	Yes

Oil and Gas Properties:

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

The Company recorded a net gain on these two transactions during the fourth quarter of 2023 as follows:

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

As of June 30, 2024, the Company did not hold any interest in producing oil and gas properties.

Note 3. Going Concern

The Company’s condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(29,172,828) for the six months ended June 30, 2024, as compared to a net loss of $(2,908,339) for the six months ended June 30, 2023. The loss for the six months ended June 30, 2024, was comprised of, among other things, certain non-cash items, including: (i) change in fair value of derivative liability of $21,242,198; (ii) amortization of debt discount of $1,727,351; (iii) loss on extinguishment of debt of $811,132; (iv) loss on disposal of membership interests of $755,506; and (v) depreciation, depletion and amortization of $411,129.

As of June 30, 2024, the Company had a stockholders’ equity of $3,110,322, long-term debt, net of current, of $38,863,179 and a working capital deficiency of $14,988,313. The largest components of current liabilities creating this working capital deficiency is accrued interest on notes payable to Discover Growth Fund, LLC (“Discover”) of $5,811,159, drawings by Simson-Maxwell against its bank credit facility of $4,381,161, and a derivative liability of $3,202,691.

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

b) Basis of Consolidation

The condensed consolidated financial statements presented herein reflect the consolidated financial results of the Company, its wholly owned subsidiaries, Viking Energy Group, Inc., Camber Permian LLC and CE Operating LLC, the wholly owned subsidiaries of Viking (Mid-Con Petroleum, LLC, Mid-Con Drilling, LLC, Mid-Con Development, LLC, and Petrodome Energy, LLC.), and Simson-Maxwell (a majority owned subsidiary of Viking).

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

As of June 30, 2024, the significant inputs to the Company’s derivative liability relative to the Company’s Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) were Level 3 inputs.

Assets and liabilities measured at fair value as of and for the six months ended June 30, 2024 are classified below based on the three fair value hierarchy described above:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (six months ended June 30, 2024)

Financial liabilities:
Derivative liability - Series C Preferred Stock	$-	$-	$3,202,691	$(21,242,198)

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

g) Accounts Receivable

Accounts receivable for the Company’s oil and gas operations consist of purchaser receivables and joint interest billing receivables. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected credit losses. In establishing the required allowance, if any, management considers significant factors such as historical losses, current receivables ageing, the debtors’ current ability to pay its obligation to the Company and existing industry and economic data. At June 30, 2024 and December 31, 2023, the Company has not recorded an allowance for credit losses related to oil and gas.

The Company extends credit to its power generation customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. Payment terms are generally 30 days. The Company carries its trade accounts receivable at invoice amount less an allowance for expected credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for expected credit losses based upon management’s estimates that include a review of the history of past write-offs and collections and an analysis of current credit conditions. At June 30, 2024 and December 31, 2023, the Company had a reserve for expected credit losses on power generation accounts receivable of  $31,065 and $36,678, respectively. The Company does not accrue interest on past due accounts receivable.

h) Inventory

Inventories are stated at the lower of cost or net realizable value, and consist of parts, equipment and work in process. Work-in-process and finished goods included the cost of materials, direct labor and overhead. At the closing of each reporting period, the Company evaluates its inventory in order to adjust the inventory balance for obsolete and slow-moving items.

Inventory consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Units and work in process	$6,746,139	$8,181,067
Parts	2,895,267	2,839,833
	9,641,406	11,020,900
Reserve for obsolescence	(1,174,991)	(1,224,931)
	$8,466,415	$9,795,969

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

j) Limitation on Capitalized Costs

Under the full-cost method of accounting, we were required, at the end of each reporting date, to perform a test to determine the limit on the book value of our oil and natural gas properties (the “Ceiling” test). If the capitalized costs of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the Ceiling, this excess or impairment is charged to expense. The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of:

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

For the six months ended June 30, 2024 and 2023, there were approximately 3,321,457 and 18,337,721 common stock equivalents, respectively, that were omitted from the calculation of diluted income per share as they were anti-dilutive.

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

The following table disaggregates Simson-Maxwell’s revenue by source for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Power generation units	$5,422,191	$4,369,223	$9,935,371	$5,519,566
Parts	1,131,702	932,688	2,150,642	2,240,640
Total units and parts	6,553,893	5,301,911	12,086,013	7,760,206
Service and repairs	3,338,200	1,504,204	6,031,981	6,044,901
	$9,892,093	$6,806,115	$18,117,994	$13,805,107

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

The following table describes the changes in the Company’s asset retirement obligations for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023
Asset retirement obligation – beginning	$1,042,900	$1,927,196
ARO recovered on disposal of membership interests	(78,394)	-
Accretion expense	536	49,638
Asset retirement obligation – ending	$965,042	$1,976,834

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

At the conversion date, the number of shares due for the Conversion Premium is estimated based on the previous 30-day VWAP (or 60 trading days if there is a Triggering Event). If the VWAP calculation for the portion of the Measurement Period following the date of conversion is lower than the VWAP for the portion of the Measurement Period prior to the date of conversion, the holder will be issued additional shares of common stock  (the “True-Up shares”). If the VWAP calculation is higher, no True-Up shares are issued.

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

x) Subsequent events

The Company has evaluated all subsequent events from June 30, 2024 through the date of filing of this report (see Note 16).

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

Note 6. Oil and Gas Properties

The following table summarizes the Company’s oil and gas activities by classification and geographical cost center for the six months ended June 30, 2024:

	December 31,			June 30,
	2023	Adjustments	Impairments	2024
Proved developed producing oil and gas properties
United States cost center	$1,127,950	$(1,127,950)	$-	$-
Accumulated depreciation, depletion and amortization	(44,374)	44,374	-	-
Proved developed producing oil and gas properties, net	$1,083,576	$(1,083,576)	$-	$-

Undeveloped and non-producing oil and gas properties
United States cost center	-	-	-	-
Accumulated depreciation, depletion and amortization	-	-	-	-
Undeveloped and non-producing oil and gas properties, net	$-	$	$-	$-
Total Oil and Gas Properties, Net	$1,083,576	$(1,083,576)	$-	$-

During the six months ended June 30, 2024, the Company disposed of its working interests in its producing oil and gas properties (see Note 2).

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

The Company’s management believes that the Trigger Date could occur as early as the first quarter of 2025 but there is no assurance that it will occur at that or any time.

If the continuing royalty percentage is adjusted jointly by the parties downward from the maximum of 15%, then the minimum continuing royalty payments for any given year from the Trigger Date shall also be adjusted downward proportionally.

The Company recognized amortization expense of $153,924 for the six months ended June 30, 2024. The estimated future amortization expense for each of the next five years is $304,465 per year.

The ESG intangible asset consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
ESG Clean Energy License	$5,000,000	$5,000,000
Accumulated amortization	(885,487)	(731,563)
	$4,114,513	$4,268,437

Other intangibles – Simson-Maxwell – Customer Relationships and Brand

The Company allocated a portion of the purchase price of Simson-Maxwell to Customer Relationships with a fair value of $1,677,453 and an estimated useful life of 10 years, and the Simson-Maxwell Brand with a fair value of $2,230,673 and an indefinite useful life.

The Company recognized amortization expense for the Customer Relationship intangible of $83,643 for the six months ended June 30, 2024. The estimated future amortization expense for each of the next five years is $167,745 per year.

The Company periodically reviews the fair value of the Customer Relationships and Brand to determine if an impairment charge should be recognized. The Company did not record any impairment for the six-month period ended June 30, 2024. For the year ended December 31, 2023, the Company recorded an impairment charge of $311,837 related to the Simmax Brand and $357,873 related to Customer Relationships, driven by lower actual and forecast revenue growth as compared to the date of acquisition.

The Other intangibles – Simson-Maxwell consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Simson-Maxwell Brand	$2,230,673	$2,230,673
Customer Relationships	1,677,453	1,677,453
Impairment of intangible assets	(1,121,482)	(1,121,482)
Accumulated amortization	(453,142)	(369,499)
	$2,333,502	$2,417,145

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

Note 9. Related Party Transactions

The Company’s CEO and Director, James Doris, renders professional services to the Company through AGD Advisory Group, Inc., an affiliate of Mr. Doris’s. During the six months ended June 30, 2024 and 2023, the Company paid or accrued $300,000 and $180,000, respectively, in fees to AGD Advisory Group, Inc. As of  June 30, 2024 and December 31, 2023, the total amount due to AGD Advisory Group, Inc. was $750,000 and $630,000, respectively, and is included in accounts payable.

During the six months ended June 30, 2024, the Company’s CEO and Director, James Doris, advanced $190,830 to Viking Ozone Technology, LLC related to the manufacture of a medical waste unit. This advance is non-interest bearing with no fixed repayment terms and is included in “Due to related parties”.

The Company’s CFO, John McVicar, renders professional services to the Company through 1508586 Alberta Ltd., an affiliate of Mr. McVicar’s. During the six months ended June 30, 2024 and 2023, the Company paid or accrued $180,000 and $120,000, respectively, in fees to 1508586 Alberta Ltd.

Simson-Maxwell

At the time of acquisition, Simson-Maxwell had several amounts due to/due from related parties and notes payable to certain employees, officers, family members and entities owned or controlled by such individuals. Viking assumed these balances and loan agreements in connection with the acquisition.

The balance of amounts due to and due from related parties as of June 30, 2024 and December 31, 2023 are as follows:

	Due from related party	Due to related party	Net due (to) from
June 30, 2024
Simmax Corp. & majority owner	$337,937	$(622,597)	$(284,660)
Adco Power Ltd.	-	-	-
	$337,937	$(622,597)	$(284,660)

December 31, 2023
Simmax Corp. & majority owner	$334,437	$(643,121)	$(308,684)
Adco Power Ltd.	-	-	-
	$334,437	$(643,121)	$(308,684)

Simmax Corp. owns a 17% non-controlling interest in Simson-Maxwell and is majority owned by a Director of Simson-Maxwell. Adco Power Ltd., an industrial, electrical and mechanical construction company, is a wholly owned subsidiary of Simmax Corp., and conducts business with Simson-Maxwell.

The notes payable to related parties as of June 30, 2024 and December 31, 2023 are as follows:

	June 30,	December 31,
	2024	2023

Total notes payable to related parties	$925,012	$986,017
Less current portion of notes payable - related parties	(396,130)	(407,154)
Notes payable - related parties, net of current portion	$528,882	$578,863

Note 10. Noncontrolling Interests

The following discloses the effects of changes in the Company’s ownership interest in Simson-Maxwell, and on the Company’s equity for six months ended June 30, 2024:

Noncontrolling interest - January 1, 2024	$2,764,015

Net gain (loss) attributable to noncontrolling interest	(255,674)

Noncontrolling interest – June 30, 2024	$2,508,341

The following discloses the effects of the Company’s ownership interest in Viking Ozone, Viking Sentinel and Viking Protection in the aggregate, and on the Company’s equity for six months ended June 30, 2024:

Noncontrolling interest - January 1, 2024	$7,040,648

Net gain (loss) attributable to noncontrolling interest	(86,370)

Noncontrolling interest – June 30, 2024	$6,954,278

Note 11. Long-Term Debt and Other Short-Term Borrowings

Long term debt and other short-term borrowings consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Long-term debt:

Note payable to Discover, pursuant to a Secured Promissory Note dated December 24, 2021 and funded on January 3, 2022 in the original amount of $26,315,789 with interest and principal due at maturity on January 1, 2027. The note bears interest at a rate equal to the Wall Street Journal Prime Rate (3.25%) as of the effective date and is secured by lien on substantially all of the Company’s assets. The balance shown is net of unamortized debt discount of $8,110,475 and $9,714,868 at June 30, 2024 and December 31, 2023, respectively.	18,205,314	16,600,921

Note payable to Discover pursuant to a 10.0% Secured Promissory Note dated April 23, 2021 in the original amount of $2,500,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company’s assets.	2,500,000	2,500,000

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated December 22, 2020 in the original amount of $12,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company's assets.	12,000,000	12,000,000

Note payable to Discover, pursuant to a 10.0% Secured Promissory Note dated December 11, 2020 in the original amount of $6,000,000 with interest and principal due at maturity on January 1, 2027. Pursuant to an amendment dated December 24, 2021 the interest rate was adjusted to the Wall Street Journal Prime Rate (3.25%) as of the amendment date. The Note is secured by a lien on substantially all of the Company’s assets.	6,000,000	6,000,000

On May 5, 2023, Viking signed a securities purchase agreement with FK Venture LLC (“Buyer”) under which FK Venture LLC agreed to purchase convertible promissory notes from the Company in the amount of $800,000 on the 5th day of each month commencing May 5, 2023 for 6 months, for a minimum commitment of $4,800,000. FK Venture LLC had the right to purchase up to $9,600,000. The notes bore interest at 12% per annum. The maturity date of the notes was the earlier of (i) July 1, 2025, or (ii) 90 days following the date that the Company completes a direct up-listing of its common stock to a national securities exchange (not including any merger or combination with Camber). FK Venture LLC had the right to convert all or any part of the outstanding and unpaid principal balance into common stock of the Company at a conversion price of $0.4158 per share. At December 31, 2023, the Buyer had purchased six notes and converted two of these notes subsequent to the closing of the Merger in exchange for 3,848,004 shares of the Company’s common stock. The Company recorded a loss on early extinguishment of $35,402 related to these conversions. During the six-month period ended June 30, 2024, the Company adjusted the conversion price of three of the remaining notes to $0.16 and the fourth to $0.163. The Buyer then converted the four remaining notes in exchange for 19,907,976 shares of the Company’s common stock. The Company recorded a loss on early extinguishment of $811,132 related to these conversions. The balance at December 31, 2023 is shown is net of unamortized discount of $488,270.

	-	2,711,730

Loan of $150,000 dated July 1, 2020 from the U.S. Small Business Administration. The loan bears interest at 3.75% and matures on July 28, 2050. The loan is payable in monthly installments of $731 with the remaining principal and accrued interest due at maturity. Installment payments were originally due to start 12 months from the date of the note but the date was extended to January 2023. Accrued interest from the original installment due date to January 2023 was capitalized to the loan principal balance	160,660	162,019

Total long-term debt	38,865,974	39,974,670
Less current portion and debt discount	(2,795)	(2,743)
Total long-term debt, net of current portion and debt discount	$38,863,179	$39,971,927

Principal maturities of long-term debt for the next five years and thereafter are as follows:

Twelve-month period ended June 30,
	Principal	Unamortized Discount	Net
2025	$2,795	$-	$2,795
2026	2,848	-	2,848
2027	46,818,745	(8,110,475)	38,708,270
2028	3,069	-	3,069
2029	3,186	-	3,186
Thereafter	145,806	-	145,806

	$46,976,449	$(8,110,475)	$38,865,974

Advance from FK Venture LLC

During the six-month period ended June 30, 2024, FK Venture LLC advanced $1,200,000 to the Company’s wholly owned subsidiary, Viking. The terms of this advance have not been finalized. The amount has been included in Accrued Expenses and Other Current Liabilities at June 30, 2024.

Bank Credit Facility

Simson-Maxwell has a demand operating credit facility of CAD $6,000,000 with TD Bank, comprised of an operating line, secured by accounts receivable and inventory, up to CAD $4,000,000 and a fixed loan of CAD $2,000,000. The facility bears interest at prime plus 2.25%, with an annual fee of CAD $10,000 and a monthly administration fee of CAD $500. The Company is required to make monthly principal payments in the amount of CAD $55,555 on the fixed loan portion commencing on October 31, 2024. The balance outstanding under this credit facility is CAD $5,993,718 ($4,381,161) and  CAD $4,457,947 ($3,365,995) as of June  30, 2024 and December 31, 2023, respectively.

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

Activities for Series C Preferred Stock derivative liability during the six months ended June 30, 2024 was as follows:

June 30, 2024
Carrying amount at beginning of year	$3,863,321
Change in fair value	21,242,198
Settlement of obligation (issuance of shares of common stock)	(5,649,071)
Reclassification of True-Up share obligation from liability to equity	(16,253,757)
Carrying amount at end of period	$3,202,691

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

During the six months ended June 30, 2024, the Company issued a total of 80,731,299 shares of common stock, as follows:

(i)

A total of 53,046,041 True-Up shares related to prior conversions of Series C Preferred Stock as a result of the continuation of the Measurement Period (as defined in the Series C COD with respect to such Series C Preferred Stock) associated with such conversions and a decline in the price of the Company’s shares of common stock within the Measurement Period.

(ii)	A total of 19,907,976 shares on conversion of debt
(iii)	A total of 1,693,949 shares on conversion of accrued interest on debt
(iv)	A total of 4,583,333 shares on conversion of 275 shares of Series H Preferred Stock
(v)	A total of 1,500,000 shares as compensation to consultants.

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

February 2024 Agreement with Antilles Family Office, LLC

On or about February 15, 2024, the Company and Antilles entered into the February 2024 Antilles Agreement in relation to an amendment to the fifth amended and restated certificate of designations regarding its Series C Preferred Stock, as amended (the “COD”). Particularly, in exchange for the release and indemnity as provided for in the Agreement, Antilles agreed to certain amendments to the COD.  On February 21, 2024, the Company filed with the Secretary of State of Nevada an amendment to the COD (the “Amendment”), dated as of February 21, 2024 (the “Amendment Date”), pursuant to the Agreement, which amended the COD to (i) establish a floor price in connection with determining the Conversion Premium (as defined in the COD) associated with conversions of Series C Preferred Stock, (ii) confirm that the Company may make an early redemption of any outstanding Series C Preferred Stock provided that outstanding promissory notes in favor of the Investor or its affiliates (collectively, the “Notes”) are paid in full, and (iii) confirm that no additional conversion shares will be owed to the Investor if the Notes are paid in full and all then outstanding shares of Series C Preferred Stock have been redeemed.  Specifically, the Amendment provides that (i) beginning on the Amendment Date and thereafter, the Measuring Metric will be the higher of (x) the volume weighted average price of the Common Stock on any Trading Day following the Issuance Date of the Series C Preferred Stock and (y) $0.15, (ii) notwithstanding any other provision of the COD or any other document or agreement between the parties, the Company may make an early redemption pursuant to Section I.F.2 of the COD even though multiple Trigger Events (as defined in the COD) have occurred, subject to full repayment of any outstanding Notes, and (iii) if all outstanding Notes are paid in full and all then outstanding shares of Series C Preferred Stock are redeemed, the Investor will not thereafter deliver any Additional Notices (as defined in the COD) with respect to then already-converted shares of Series C Preferred Stock, and no additional Conversion Shares (as defined in the COD) will be owed to Antilles.

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

As of June 30, 2024, Antilles held 30 shares of Series C Preferred Stock. The Series C Preferred Stock is convertible into a substantial number of the Company’s shares of common stock which could result in significant dilution of the Company’s existing shareholders. If the outstanding Series C Preferred Stock were converted as of June 30, 2024, the Company estimates that the following shares of common stock would be required to be issued to satisfy the conversion of shares of the Series C Preferred Stock:

June 30, 2024*
Estimated number of shares issuable for conversion at $ 162.50 per share at June 30, 2024	1,846
Estimated number of shares of common stock required to satisfy Conversion Premium using VWAP at period end	26,689,091
26,690,937

*based on 30 shares of Series C Convertible Preferred Stock outstanding as of such date and a VWAP of $0.15 for the purposes of calculating the Conversion Premium, with $0.15 being the floor price of the Measuring Metric established in the February 2024 agreement between the Company and Antilles.

On March 25, 2024, the Company received a notice letter from the NYSE American stating that the Company was back in compliance with all of the NYSE American’s continued listing standards. As a result, the Measurement Period related to prior conversions of 240 Series C Preferred Stock ended and the number of remaining True-Up shares due from these prior conversions was fixed at 101,585,980. The fair value of these shares on March 25, 2024 was determined to be $16,253,757 and was included in Stockholders’ Equity as common stock to be issued at March 31, 2024. At June 30, 2024, the number of remaining True-Up shares due from prior conversions was 79,678,317.

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

In 2022, the Company paid the Investor $2,750,000 and redeemed 5,272 shares of Series G Preferred Stock associated with the Notes due March 31, 2022 and June 30, 2022, thereby canceling such Notes and reducing the number of shares of Series G Preferred Stock outstanding from 10,544 to 5,272. The Investor may not convert any of the remaining shares of Series G Preferred Stock associated with any remaining Note into shares of common stock or sell any of the underlying shares of common stock unless that Note is paid in full by the Investor, and the Company may redeem the shares of Series G Preferred Stock associated with each Note by paying the Investor $1,375,000 as full consideration for such redemption. As of June 30, 2024, none of the outstanding Notes had been paid in full and thus the underlying shares were not convertible.

(iv) Series H Convertible Preferred Stock

On August 1, 2023, the Company issued 475 shares of new Series H Preferred Stock in exchange for 475 outstanding shares of old Series E Preferred Stock of Viking Energy Group inc. Pursuant to the COD for the Series H Preferred Stock (the “Series H COD”), each share of New Camber Series H Preferred Stock has a face value of $10,000 per share, is convertible into a certain number of shares of Camber Common Stock, with the conversion ratio based upon achievement of certain milestones by Viking’s subsidiary, Viking Protection (provided the holder has not elected to receive the applicable portion of the purchase price in cash pursuant to that certain Purchase Agreement, dated as of February 9, 2022, by and between Viking and Jedda Holdings, LLC), is subject to a beneficial ownership limitation of 4.99% of Camber Common Stock (but may be increased up to a maximum of 9.99% at the sole election of a holder by the provision of at least 61 days’ advance written notice) and has voting rights equal to one vote per share of Camber Series H Preferred Stock held on a non-cumulative basis. During the year ended December 31, 2023, Jedda Holdings converted 200 of the 475 shares of Series H Preferred Stock into 3,333,333 shares of Common Stock. During the six months ended June 30, 2024, Jedda Holdings converted the remaining 275 shares of Series H Preferred Stock into 4,583,333 shares of Common Stock.

(c) Warrants The following table represents stock warrant activity as of and for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2023	3,691,143	0.66	2.62 years	-
Granted	-			-
Exercised	-			-
Forfeited/expired/cancelled	(397,778)			-

Warrants Outstanding – June 30, 2024	3,293,365	$-		$-

Outstanding Exercisable – June 30, 2024	3,293,365	$0.50	2.41 years	$-

Note 14. Commitments and Contingencies

Building, vehicle and equipment leases – Simson-Maxwell

The Company has right-of-use assets and operating lease liabilities associated with various operating lease agreements of Simson-Maxwell pertaining to seven business locations, for the premises, vehicles and equipment used in operations in the amount of $7,688,886. These values were determined using a discount rate of 3.45% for the premises, and 7.5% for vehicles and equipment. The leases have varying terms, payment schedules and maturities. Operating lease expense is recognized on a straight-line base over each of the lease terms.

Payments due in each of the next five years and thereafter at June 30, 2024 under these leases are as follows:

	Building	Vehicle and Equipment
	Leases	Leases	Totals

2025	$762,700	$715,460	$1,478,160
2026	502,188	581,417	1,083,605
2027	410,906	399,601	810,507
2028	350,067	167,240	517,307
2029 and thereafter	741,266	11,854	753,120

	$2,767,127	$1,875,572	$4,642,699
Less imputed interest			(449,994)
Present value of remaining lease payments			$4,192,705

Current			$1,300,233
Non-current			$2,892,472

Operating lease expense for these leases was $914,051 and $670,311 for the six months ended June 30, 2024 and 2023, respectively.

Legal matters

Merger-Related Litigation

On February 9, 2024, plaintiff Lawrence Rowe, on behalf of himself and all other similarly situated former public minority shareholders of Viking, filed against the Company and its CEO a putative Class Action Complaint (i.e. C.A. No.4:24-cv-00489) styled Lawrence Rowe, Individually and on Behalf of All Others Similarly Situated v. James A. Doris and Camber Energy, Inc., in the U.S. District Court for the Southern District of Texas, Houston Division.  The complaint alleges breaches of fiduciary duty in connection with the merger between Viking and the Company and seeks to recover damages for the alleged breaches.  The defendants deny the allegations and filed a motion to dismiss the case on April 26, 2024, which remains pending.

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

On or about June 30, 2022, the Company was made aware of a Shareholder Derivative Complaint (Case No. 4:22-cv-2167) filed in the U.S. District Court for the Southern District of Texas, Houston Division (the “Court”) against the Company, its current directors, and certain of its former directors (the “Houston Derivative Complaint”). The allegations contained in the Houston Derivative Complaint involve state-law claims for breach of fiduciary duty and unjust enrichment and a federal securities claim under Section 14(a) of the Securities Exchange Act of 1934.  On January 20, 2023, the Court held that certain claims brought by the plaintiff relating to director actions and statements made in proxy statements prior to June 30, 2019, were time barred, but did not dismiss certain claims brought by plaintiff relating to director actions and statements made in proxy statements after June 30, 2019.  Pursuant to Article 6 of the Amended and Restated Bylaws, on February 15, 2023, the Company’s Board of Directors (the “Board”) formed a Committee of the Board (the “Special Litigation Committee”) to investigate, analyze, and evaluate the remaining allegations in the Houston Derivative Complaint. The Special Litigation Committee completed its investigation and found no basis to conclude that any Camber officer’s or director’s conduct “involved intentional misconduct, fraud or a knowing violation of law,” which would be required under applicable Nevada law to prevail on any claims for breach of fiduciary duty or federal proxy violations; and, on November 17, 2023, filed with the Court a Motion to Terminate or, in the alternative, schedule an evidentiary hearing on the Motion. Briefing on the Motion was completed on January 12, 2024.

On or about June 21, 2024, the parties to the Houston Derivative Complaint entered into a Stipulation and Agreement of Settlement (the “Stipulation and Settlement”) to fully, finally, and forever resolve, discharge, and settle all of the claims in the Houston Derivative Complaint, without the defendants admitting any liability, subject to approval of the Court and subject to the terms and conditions thereof.  Any fees to be paid to the plaintiffs’ attorneys and/or the plaintiff(s) in connection with or pursuant to the Stipulation and Settlement will be paid by the Company’s insurer. On July 2, 2024, the Court issued an order providing for preliminary approval of the Stipulation and Settlement and set a final approval hearing for September 12, 2024. At June 30, 2024, the Company recorded an accrued liability in respect of the proposed settlement and a receivable related to the insurance proceeds in the amount of $700,000, the minimum amount specified in the Stipulation and Settlement.

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

Pinch vs. Petrodome Matter

In or about late 2011 or early 2012, Petrodome Operating, LLC, a wholly-owned subsidiary of Petrodome (which in or about December, 2017 become a wholly owned subsidiary of Viking), on behalf of various working interest owners, including Petrodome East Creole, LLC, another subsidiary of Petrodome Energy, LLC, coordinated the drilling of an approx. 13,000 foot well in the Kings Bayou Field in Cameron Parish, LA.  Petrodome Operating engaged a third party to complete the drilling work.  The subject well produced hydrocarbons from 2012 until approximately June 2016, at which time production ceased, after which Petrodome Operating arranged for the well to be plugged in accordance with State guidelines.  During the time the well was producing hydrocarbons, royalty and/or over-riding royalty payments were made to various mineral and/or land/owners (collectively, “Mineral Owners”).   In or about October, 2019 the Mineral Owners commenced an action against Petrodome Operating, Petrodome East Creole, LLC and others claiming the Mineral Owners suffered damages (i.e., a loss of royalty and/or over-riding royalty payments) as a result of the subject well not, according to the Mineral Owners, being drilled and/or completed properly.  Petrodome Operating, Petrodome East Creole, LLC and the other defendants denied the Mineral Owners’ claims and engaged counsel to defend the action.

In or about November, 2023, the parties, without the subject Petrodome entities admitting liability, agreed to fully and completely settle the matter and pay the Mineral Owners a total sum of $6.5 million, of which Petrodome is liable for $4.15 million. Payment of Petrodome’s portion of the settlement is fully covered by insurance.  At December 31, 2023, the Company recorded an accrued liability in respect of this settlement and a receivable related to the insurance proceeds in the amount of $4.15 million.  In February, 2024, the action commenced by the Mineral Owners was dismissed with prejudice and the settlement was paid with insurance proceeds.

Archrock vs. Petrodome et al.

On or about September 15, 2023, Archrock Partners Operating LLC filed a Petition (Court File No. 2013-4090) in Harris County, TX against Petrodome Energy, LLC, a wholly-owned subsidiary of Viking Energy Group, Inc., Petrodome Operating, LLC, Pointe a la Hache LLC and Potash LLC alleging the defendants owe approximately $400,000 on account of unpaid rental fees in connection with compressors located on oil & gas properties leased by Pointe a la Hache LLC and Potash LLC.  Petrodome Operating LLC was the contracted operator for the properties for a certain period of time.  Petrodome Energy and Petrodome Operating, LLC deny the plaintiff’s allegations against them. In or about May, 2024, the plaintiff added Viking and James Doris as defendants to the subject complaint.  Viking and Mr. Doris deny the allegations against them.

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

Information related to our reportable segments and our consolidated results for the six months ended June 30, 2024 is presented below.

	Six Months Ended June 30, 2024
	Oil and Gas	Power Generation	Total
Loss from Operations is as follows:

Revenue	$94,499	$18,117,994	$18,212,493

Operating expenses
Cost of goods	-	12,764,983	12,764,983
Lease operating costs	22,349	-	22,349
General and administrative	2,492,068	5,737,659	8,229,727
Stock based compensation	304,500	-	305,000
Accretion - ARO	536	-	536
Depreciation, depletion and amortization	199,546	211,583	411,129

Total operating expenses	3,019,499	18,714,225	21,733,724

Loss from operations	$(2,925,000)	$(596,231)	$(3,521,231)

Assets

Segment assets	$1,121,196	$22,752,146	$23,873,342
Corporate and unallocated assets			55,108,263

Total Consolidated Assets			$78,981,605

	Six Months Ended June 30, 2023
	Oil and Gas	Power Generation	Total

Income (Loss) from Operations is as follows:

Revenue	$471,406	$13,805,107	$14,276,513

Operating expenses
Cost of goods	-	9,602,970	9,602,970
Lease operating costs	326,192	-	326,192
General and administrative	1,713,676	4,793,545	6,507,221
Stock based compensation	-	-	-
Accretion - ARO	49,638	-	49,638
Depreciation, depletion and amortization	265,154	195,547	460,701

Total operating expenses	2,354,660	14,592,062	16,946,722

Loss from operations	$(1,883,254)	$(786,955)	$(2,670,209)

Assets

Segment assets	$2,181,277	$24,696,964	$26,878,241
Corporate and unallocated assets			20,158,938

Total Consolidated Assets			$47,037,179

Note 16. Subsequent Events

Series C Preferred Stock Between July 1 and August 23, 2024, the Company issued 29,103,638 True-Up Shares to Antilles in connection with Delivery Notices submitted by Antilles.

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

Open Conductor Detection Technologies:

In February 2022, Viking acquired a 51% interest in two entities, Viking Sentinel and Viking Protection, that own the intellectual property rights to patented and patent pending proprietary electric transmission and distribution open conductor detection systems. The systems are designed to detect a break in a transmission line, distribution line, or coupling failure, and to immediately terminate the power to the line before it reaches the ground. The technology is intended to increase public safety and reduce the risk of causing an incendiary event, and to be an integral component within grid hardening and stability initiatives by electric utilities to improve the resiliency and reliability of existing infrastructure. .  A summary of the applicable patents, pending patents and/or patent applications associated with the intellectual property owned by Viking Sentinel and/or Viking Protection as at the date hereof is as follows:

Application #	Description	Application Filed	Notice of Allowance Received	Patent Issued
U.S. No. 17/672,422	Electric Transmission Line Ground Fault Prevention Methods Using Dual, High Sensitivity Monitoring	Yes	Yes	Yes
U.S. No. 17/693,504	Electric Transmission Line Ground Fault Prevention Systems Using Dual, High Sensitivity Monitoring	Yes	Yes	Yes
U.S. No. 17/821,651	Electric Transmission Line Ground Fault Prevention systems using dual parameter monitoring with high sensitivity relay devices in parallel with low sensitivity relay devices	Yes	Yes	Yes
U.S. No. 18/227,670	Electric Transmission Line Ground Fault Prevention Methods Using Multi-Parameter High Sensitivity Monitoring	Yes	Yes	Yes
U.S. No. 17/300,485	End of Line Protection with Trip-Signal Engaging	Yes	Yes	Pending
U.S. No. 17/628,545	End of Line Protection with Blocking	Yes	Pending	Pending
International Application No. PCT/US2024/010627	Electric Transmission Line Ground Fault Prevention Methods Using Multi-Parameter High Sensitivity Monitoring	Yes

Oil and Gas Properties:

As of June 30, 2024, the Company did not hold any interest in producing oil and gas properties.

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

Recent Development

On August 7, 2024, the Company received notice from the NYSE Regulation that it had suspended trading of the Company’s common stock and determined to commence proceedings to delist the Company’s common stock from the NYSE American as a result of its determination that the Company is no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of the Company’s common stock.

The Company has a right to a review of the staff’s determination to delist the Company’s common stock by the Listings Qualifications Panel of the Committee for Review of the Board of Directors of the NYSE American. The Company intends to request a review of the staff’s determination and appeal this determination, however, there can be no assurance that the appeal will be successful. The NYSE will apply to the Securities and Exchange Commission to delist the Company’s common stock pending completion of applicable procedures, including any appeal by the Company of the staff’s determination.

The Company’s common stock began trading under the trading symbol “CEIN” on the OTC Pink Market operated on the OTC Markets system effective with the open of the markets on August 8, 2024. The Company intends to apply to have its common stock quoted on the OTCQB Venture Market on the OTC Markets; however, there can be no assurances that its common stock will be approved, or will continue, to be traded on such market.

Going Concern Qualification

The Company’s condensed consolidated financial statements included herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss of $(29,172,828) for the six months ended June 30, 2024, as compared to a net loss of $(2,908,339) for the six months ended June 30, 2023. The loss for the six months ended June 30, 2024, was comprised of, among other things, certain non-cash items, including: (i) change in fair value of derivative liability of $21,242,198; (ii) amortization of debt discount of $1,727,351; (iii) loss on extinguishment of debt of $811,132; (iv) loss on disposal of membership interests of $755,506; and (v) depreciation, depletion and amortization of $411,129.

As of June 30, 2024, the Company had a stockholders’ equity of $3,110,322, long-term debt, net of current, of $38,863,179 and a working capital deficiency of $14,988,313. The largest components of current liabilities creating this working capital deficiency is accrued interest on notes payable to Discover Growth Fund, LLC of $5,811,159, drawings by Simson-Maxwell against its bank credit facility of $4,381,161, and a derivative liability of $3,202,691.

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

RESULTS OF CONTINUING OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the three and six months ended June 30, 2024 and 2023, should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the SEC on August 26, 2024.

Liquidity and Capital Resources

Working Capital:	Six Months Ended June 30,
	2024	2023

Current assets	$16,197,638	$17,163,625
Current liabilities	$31,185,951	$25,443,683
Working capital deficit	$(14,988,313)	$(8,280,058)

Cash Flows:	Six Months Ended June 30,
	2024	2023

Net Cash Used in Operating Activities	$(1,409,813)	$(2,935,186)
Net Cash Provided by (Used In) Investing Activities	$158,984	$(52,393)
Net Cash Provided by Financing Activities	$952,802	$866,794
Decrease in Cash during the Period	$(298,027)	$(2,120,785)
Cash and Cash Equivalents, end of Period	$608,033	$1,118,564

Net cash used in operating activities decreased to $(1,409,813) during the six months ended June 30, 2024, as compared to $(2,935,186) in the comparable period in 2023. This increase is primarily the result of a higher net working capital deficit, partially offset by an increased cash loss.

Net cash flows from investing activities increased to $158,984 during the six months ended June 30, 2024, as compared to $(52,393) in the comparable period in 2023. This increase is due to proceeds of $205,000 from the sale of oil and gas properties in 2024.

Net cash flows from financing activities increased to $952,802 during the six months ended June 30, 2024, as compared to $866,794 in the comparable period in 2023. This increase is mainly due to  lower debt repayments and an increase in the bank credit facility.

Three months ended June 30, 2024, compared to the three months ended June 30, 2023

Revenue

The Company had gross revenues of $9,919,961 for the three months ended June 30, 2024, as compared to $7,032,324 for the three months ended June 30, 2023, an increase of $2,887,637 or 41%. The increase is driven primarily by higher power generation unit sales and service and repair revenues, partially offset by lower oil and gas revenues.

Expenses

The Company’s operating expenses increased by $2,727,401 to $11,449,278 for the three-month period ended June 30, 2024, from $8,721,877 in the corresponding prior year three-month period. Cost of goods sold for the three months ended June 30, 2024 were $6,857,221, as compared to $4,816,339 for the three-month period ended June 30, 2023 due to increased power segment sales. Lease operating costs decreased were nil for the three-month period ended June 30, 2024, as compared to $200,829 for the three-month period ended June 30, 2023. Depreciation, depletion and amortization (“DD&A”) expense decreased to $182,330 as compared to $229,553 in the prior period. General and administrative expenses increased by $952,827 to $4,409,727 compared to $3,456,900 in the corresponding prior period due primarily to the Merger.

Loss from Operations

The Company generated a loss from operations for the three months ended June 30, 2024, of $(1,529,317), compared to  $(1,689,553) for the three months ended June 30, 2023.

Other Income (Expense)

The Company had other expense, net, of $(1,291,943) for the three months ended June 30, 2024, as compared to other income, net of $413,541 for the three months ended June 30, 2023. The decrease was due primarily to higher interest expense, debt discount amortization and a loss on extinguishment of debt.

Net Loss

The Company had a net loss of $(2,821,260) during the three-month period ended June 30, 2024, compared with a net loss of $(1,276,012) for the three-month period ended June 30, 2023.

Six months ended June 30, 2024, compared to the six months ended June 30, 2023

Revenue

The Company had gross revenues of $18,212,493 for the six months ended June 30, 2024, as compared to $14,276,513 for the six months ended June 30, 2023, an increase of $3,935,980 or 28%. The increase is driven primarily by a 56% increase in power generation unit sales revenues to $12,086,013 as compared to $7,760,206 in the prior six-month period.

Expenses

The Company’s operating expenses increased by $4,787,002 to $21,733,724 for the six-month period ended June 30, 2024, from $16,946,722 in the corresponding prior year six-month period. Cost of goods sold for the six months ended June 30, 2024 were $12,764,983, as compared to $9,602,970 for the six-month period ended June 30, 2023 due to increased power segment sales. Lease operating costs decreased to $22,349 for the six-month period ended June 30, 2024, as compared to $326,192 for the six-month period ended June 30, 2023. Depreciation, depletion and amortization (“DD&A”) expense of $411,129 was marginally lower as compared to $460,701 in the prior period. Stock based compensation was $305,000 as compared to zero in the prior period. General and administrative expenses increased by $1,722,506 to $8,229,727 compared to $6,507,221 in the corresponding prior period due primarily to the merger.

Loss from Operations

The Company generated a loss from operations for the six months ended June 30, 2024, of $(3,521,231), compared to  $(2,670,209) for the six months ended June 30, 2023.

Other Income (Expense)

The Company had other expense, net, of $(25,651,597) for the six months ended June 30, 2024, as compared to other expense of $(238,130) for the six months ended June 30, 2023, an increase of $25,413,467. The increase was due primarily to a loss on the change in fair value of derivative liability of $21,242,198, a loss on disposal of membership interests of $755,506 and higher interest expense, amortization of debt discount and loss on extinguishment of debt.

Net Loss

The Company had a net loss of $(29,172,828) during the six-month period ended June 30, 2024, compared with a net loss of $(2,908,339) for the six-month period ended June 30, 2023.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures were not effective.

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

There were no changes in Internal Control Over Financial Reporting during the quarter ended June 30, 2024.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of June 30, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Merger-Related Litigation

On February 9, 2024, plaintiff Lawrence Rowe, on behalf of himself and all other similarly situated former public minority shareholders of Viking, filed against the Company and its CEO a putative Class Action Complaint (i.e. C.A. No.4:24-cv-00489) styled Lawrence Rowe, Individually and on Behalf of All Others Similarly Situated v. James A. Doris and Camber Energy, Inc., in the U.S. District Court for the Southern District of Texas, Houston Division.  The complaint alleges breaches of fiduciary duty in connection with the merger between Viking and the Company and seeks to recover damages for the alleged breaches.  The defendants deny the allegations and filed a motion to dismiss the case on April 26, 2024, which remains pending.

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

On or about June 30, 2022, the Company was made aware of a Shareholder Derivative Complaint (Case No. 4:22-cv-2167) filed in the U.S. District Court for the Southern District of Texas, Houston Division (the “Court”) against the Company, its current directors, and certain of its former directors (the “Houston Derivative Complaint”). The allegations contained in the Houston Derivative Complaint involve state-law claims for breach of fiduciary duty and unjust enrichment and a federal securities claim under Section 14(a) of the Securities Exchange Act of 1934.  On January 20, 2023, the Court held that certain claims brought by the plaintiff relating to director actions and statements made in proxy statements prior to June 30, 2019, were time barred, but did not dismiss certain claims brought by plaintiff relating to director actions and statements made in proxy statements after June 30, 2019.  Pursuant to Article 6 of the Amended and Restated Bylaws, on February 15, 2023, the Company’s Board of Directors (the “Board”) formed a Committee of the Board (the “Special Litigation Committee”) to investigate, analyze, and evaluate the remaining allegations in the Houston Derivative Complaint. The Special Litigation Committee completed its investigation and found no basis to conclude that any Camber officer’s or director’s conduct “involved intentional misconduct, fraud or a knowing violation of law,” which would be required under applicable Nevada law to prevail on any claims for breach of fiduciary duty or federal proxy violations; and, on November 17, 2023, filed with the Court a Motion to Terminate or, in the alternative, schedule an evidentiary hearing on the Motion. Briefing on the Motion was completed on January 12, 2024.

On or about June 21, 2024, the parties to the Houston Derivative Complaint entered into a Stipulation and Agreement of Settlement (the “Stipulation and Settlement”) to fully, finally, and forever resolve, discharge, and settle all of the claims in the Houston Derivative Complaint, without the defendants admitting any liability, subject to approval of the Court and subject to the terms and conditions thereof.  A copy of the Stipulation of Settlement along with copies of the associated Notice of Proposed Settlement of Derivative Actions, Final Approval Hearing, and Right to Appear, have been posted to the Investor’s Overview section of the Company’s website (http://camber.energy/).  Any fees to be paid to the plaintiffs’ attorneys and/or the plaintiff(s) in connection with or pursuant to the Stipulation and Settlement will be paid by the Company’s insurer. On July 2, 2024, the Court issued an order providing for preliminary approval of the Stipulation and Settlement and set a final approval hearing for September 12, 2024. At June 30, 2024, the Company recorded an accrued liability in respect of the proposed settlement and a receivable related to the insurance proceeds in the amount of $700,000, the minimum amount specified in the Stipulation and Settlement.

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

Pinch vs. Petrodome Matter

In or about late 2011 or early 2012, Petrodome Operating, LLC, a wholly owned subsidiary of Petrodome (which in or about December, 2017 become a wholly owned subsidiary of Viking), on behalf of various working interest owners, including Petrodome East Creole, LLC, another subsidiary of Petrodome Energy, LLC, coordinated the drilling of an approx. 13,000 foot well in the Kings Bayou Field in Cameron Parish, LA.  Petrodome Operating engaged a third party to complete the drilling work.  The subject well produced hydrocarbons from 2012 until approximately June 2016, at which time production ceased, after which Petrodome Operating arranged for the well to be plugged in accordance with State guidelines.  During the time the well was producing hydrocarbons, royalty and/or over-riding royalty payments were made to various mineral and/or land/owners (collectively, “Mineral Owners”).   In or about October, 2019 the Mineral Owners commenced an action against Petrodome Operating, Petrodome East Creole, LLC and others claiming the Mineral Owners suffered damages (i.e., a loss of royalty and/or over-riding royalty payments) as a result of the subject well not, according to the Mineral Owners, being drilled and/or completed properly.  Petrodome Operating, Petrodome East Creole, LLC and the other defendants denied the Mineral Owners’ claims and engaged counsel to defend the action.

In or about November, 2023, the parties, without the subject Petrodome entities admitting liability, agreed to fully and completely settle the matter and pay the Mineral Owners a total sum of $6.5 million, of which Petrodome is liable for $4.15 million. Payment of Petrodome’s portion of the settlement is fully covered by insurance.  At December 31, 2023, the Company recorded an accrued liability in respect of this settlement and a receivable related to the insurance proceeds in the amount of $4.15 million.  In February, 2024, the action commenced by the Mineral Owners was dismissed with prejudice and the settlement was paid with insurance proceeds.

Archrock vs. Petrodome et al.

On or about September 15, 2023, Archrock Partners Operating LLC filed a Petition (Court File No. 2013-4090) in Harris County, TX against Petrodome Energy, LLC, a wholly-owned subsidiary of Viking Energy Group, Inc., Petrodome Operating, LLC, Pointe a la Hache LLC and Potash LLC alleging the defendants owe approximately $400,000 on account of unpaid rental fees in connection with compressors located on oil & gas properties leased by Pointe a la Hache LLC and Potash LLC.  Petrodome Operating LLC was the contracted operator for the properties for a certain period of time.  Petrodome Energy and Petrodome Operating, LLC deny the plaintiff’s allegations against them. In or about May, 2024, the plaintiff added Viking and James Doris as defendants to the subject complaint.  Viking and Mr. Doris deny the allegations against them.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2024, the Company issued unregistered equity securities as described below:

The Company issued a total of 48,092,921 shares of common stock to preferred stockholders and convertible noteholders. Certain of such shares of common stock were due under one of the stockholder’s prior conversions of Series C Preferred Stock into common stock, and were issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder, there was no additional consideration for the exchanges, there was no remuneration for the solicitation of the exchanges, the exchanged securities had been held by the preferred stockholder for the requisite holding period, the preferred stockholder was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering. The balance of such shares of common stock were issued in connection with (1) the stockholders’ conversions of Series H Preferred Stock into common stock and (2) conversion of certain convertible promissory notes and associated accrued interest by FK Venture LLC, and in each case issued pursuant to the exemptions from registration provided by Sections 3(a)(9), 4(a)(1) and 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 144 promulgated thereunder, as the shares of common stock were issued in exchange for preferred stock of the Company held by the preferred stockholder or upon conversion of principal and interest amounts outstanding under convertible notes held by such convertible noteholder, there was no additional consideration for the exchanges or conversions, there was no remuneration for the solicitation of the exchanges or conversions, the exchanged or converted securities had been held for the requisite holding period or, in the case of the convertible notes, had been registered under a registration statement filed with the SEC, the preferred stockholder or convertible noteholder, as applicable, was not an affiliate of the Company, the Company was not a shell company, there was no general solicitation and the transactions with the shareholders did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

